Form 10-Q
period 1997-09-30
SUNSOURCE INC
filed 1997-11-14
CIK 1029831

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended September 30, 1997
                               ------------------

Commission file number 1-13293
                       -------

                                 SunSource Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                               23-2874736
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


       3000 One Logan Square
    Philadelphia, Pennsylvania                                       19103
----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip Code)


                                 (215) 282-1290
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed from last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      YES ___           NO  _X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.01 Par Value--6,418,936 shares as of November 13, 1997.

                                 SUNSOURCE INC.



                                      INDEX


PART I.  FINANCIAL INFORMATION                                                  PAGE(S)
        Item 1.   Consolidated Financial Statements

                  Consolidated Balance Sheets as of September 30, 1997,
                  (Unaudited) and December 31, 1996                               3

                  Consolidated Statements of Income for the Three Months
                  ended September 30, 1997 and 1996 (Unaudited)                   4

                  Consolidated Statements of Income for the Nine Months
                  ended September 30, 1997 and 1996 (Unaudited)                   5

                  Consolidated Statements of Cash Flows for the
                  Three Months ended September 30, 1997 and 1996 (Unaudited)      6

                  Consolidated Statements of Cash Flows for the
                  Nine Months ended September 30, 1997 and 1996 (Unaudited)       7

                  Consolidated Statements of Changes in Partners' Capital/
                  Shareholders' Deficit for the period ended September 30,
                  1997                                                            8

                  Notes to Consolidated Financial Statements (Unaudited)         9-12


        Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                           13-19


PART II.       OTHER INFORMATION                                                 20

SIGNATURES                                                                       21


                         SUNSOURCE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
          (dollars in thousands, except for share and interest amounts)

                                                                                September 30,
                                                                                    1997            December 31,
                                        ASSETS                                   (Unaudited)            1996
                                                                                ------------        ------------
Current assets:
  Cash and cash equivalents                                                       $  2,674            $  1,666
  Accounts and notes receivable, net                                                90,923              78,578
  Inventories                                                                       99,872             102,396
  Deferred income taxes                                                             11,402                   -
  Other current assets                                                               4,236               4,672
                                                                                  --------            --------
      Total current assets                                                         209,107             187,312

Property and equipment, net                                                         21,285              21,409
Goodwill                                                                            63,118              43,036
Other intangibles                                                                      886                 667
Deferred income taxes                                                                4,471               5,007
Cash surrender value of life insurance policies                                      5,535               4,566
Other assets                                                                           601                 558
                                                                                  --------            --------
      Total assets                                                                $305,003            $262,555
                                                                                  ========            ========

                 LIABILITIES, PARTNERS' CAPITAL, GUARANTEED PREFERRED
                    BENEFICIAL INTERESTS AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable, trade                                                         $ 55,385            $ 48,557
  Notes payable                                                                      1,099               2,670
  Current portion of senior notes                                                        -               6,395
  Current portion of capitalized lease obligations                                     135                 107
  Distributions payable                                                             17,557               1,857
  Accrued expenses:
    Salaries and wages                                                               6,393               5,696
    Interest on senior notes                                                            13                 473
    Management fee due the general partner                                               -               3,330
    Income and other taxes                                                           4,617               2,695
    Other accrued expenses                                                          18,551              14,751
                                                                                  --------            --------
      Total current liabilities                                                    103,750              86,531
Senior notes                                                                        60,000              57,539
Bank revolving credit                                                               17,000              11,000
Capitalized lease obligations                                                          573                 504
Deferred compensation                                                                9,994               8,644
Other liabilities                                                                      792               3,718
                                                                                  --------            --------
      Total liabilities                                                            192,109             167,936
                                                                                  --------            --------
Commitments and contingencies

Guaranteed preferred beneficial interests in the
 Corporation's junior subordinated debentures                                      115,991                   -
                                                                                  --------            --------
Partners' capital:
  General partner                                                                        -                 960
  Limited partners:
    Class A interests; 11,099,573 outstanding                                            -              67,642
    Class B interests;  21,675,746 outstanding                                           -              29,040
    Class B interests held in treasury                                                   -              (1,514)
  Cumulative foreign translation adjustment                                              -              (1,509)
                                                                                  --------            --------
      Total partners' capital                                                            -              94,619
                                                                                  --------            --------
Stockholders' deficit:
  Preferred stock, $.01 par, 1,000,000 shares
   authorized, none issued                                                               -                   -
  Common stock, $.01 par, 20,000,000 shares authorized,
   6,418,936 shares issued and outstanding                                              64                   -
  Accumulated deficit                                                               (1,485)                  -
  Cumulative foreign translation adjustment                                         (1,676)                  -
                                                                                  --------            --------
      Total stockholders' deficit                                                   (3,097)                  -
                                                                                  --------            --------
      Total liabilities, partners' capital,
       guaranteed preferred beneficial interests
        and stockholders' deficit                                                 $305,003            $262,555
                                                                                  ========            ========



           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SUNSOURCE INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                           FOR THE THREE MONTHS ENDED
             (dollars in thousands, except for common share amounts)






                                                             September 30,      September 30,
                                                                 1997              1996
                                                                 ----              ----
Net sales                                                      $178,540         $   167,125
Cost of sales                                                   105,749              99,655
                                                               --------         -----------
   Gross profit                                                  72,791              67,470
                                                               --------         -----------
Operating expenses:
  Selling, general and administrative expenses                   59,517              55,033
  Management fee to general partner                                 840                 840
  Depreciation                                                    1,006                 915
  Amortization                                                      452                 499
                                                               --------         -----------
   Total operating expenses                                      61,815              57,287
                                                               --------         -----------
Transaction and other costs related to Conversion                 2,428                   -
                                                               --------         -----------
   Income from operations                                         8,548              10,183

Interest income                                                      25                  16
Interest expense                                                  1,797               1,779
Other expense, net                                                  (63)                (37)
                                                               --------         -----------
    Income before provision for income taxes                      6,713               8,383

Income tax provision (benefit)                                   (8,960)                 97
                                                               --------         -----------
    Income before extraordinary loss                             15,673               8,286

Extraordinary loss from early extinguishment
    of debt, net of deferred income tax
    benefit of $951                                              (3,392)                  -
                                                               --------         -----------
    Net income                                                 $ 12,281         $     8,286
                                                               ========         ===========

Net income allocated to partners:
  General partner                                                   N/A         $        83
                                                                                -----------
  Class A limited partners                                          N/A         $     3,052
                                                                                -----------
  Class B limited partners                                          N/A         $     5,151
                                                                                -----------
Net income per limited partnership interest:
     - Class A interest                                             N/A               $0.27
     - Class B interest                                             N/A               $0.24

Pro forma earnings per common share - See Note 2                  $0.56

Weighted average number of outstanding
  limited partnership interests:
     - Class A interests                                            N/A          11,099,573
     - Class B interests                                            N/A          21,675,746


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SUNSOURCE INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                            FOR THE NINE MONTHS ENDED
             (dollars in thousands, except for common share amounts)




                                                                    September 30,          September 30,
                                                                        1997                   1996
                                                                        ----                   ----
Net sales                                                             $529,199             $ 489,517
Cost of sales                                                          315,000               293,748
                                                                      --------             ---------
   Gross profit                                                        214,199               195,769
                                                                      --------             ---------
Operating expenses:
  Selling, general and administrative expenses                         178,173               164,231
  Management fee to general partner                                      2,491                 2,491
  Depreciation                                                           3,024                 2,684
  Amortization                                                           1,358                 1,449
                                                                      --------             ---------
   Total operating expenses                                            185,046               170,855
                                                                      --------             ---------
Transaction and other costs related to Conversion                        3,053                     -
                                                                      --------             ---------
   Income from operations                                               26,100                24,914

Interest income                                                             80                    60
Interest expense                                                         5,587                 5,207
Other income (expense), net                                                (83)                  470
                                                                      --------             ---------
    Income before provision for income taxes                            20,510                20,237

Income tax benefit                                                      (8,932)                 (372)
                                                                      --------             ---------
    Income before extraordinary loss                                    29,442                20,609

Extraordinary loss from early extinguishment
    of debt, net of deferred income tax
    benefit of $951                                                     (3,392)                    -
                                                                      --------             ---------
    Net income                                                        $ 26,050             $  20,609
                                                                      ========             =========

Net income allocated to partners:
  General partner                                                        N/A               $     206
                                                                                           ---------
  Class A limited partners                                               N/A               $   9,157
                                                                                           ---------
  Class B limited partners                                               N/A               $  11,246

Net income per limited partnership interest:
     - Class A interest                                                  N/A                   $0.82
     - Class B interest                                                  N/A                   $0.52

Pro forma earnings per common share - See Note 2                         $1.35

Weighted average number of outstanding
  limited partnership interests:
     - Class A interests                                                 N/A              11,099,573
     - Class B interests                                                 N/A              21,675,746


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SUNSOURCE INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                           FOR THE THREE MONTHS ENDED
                             (dollars in thousands)


                                                                      September 30,            September 30,
                                                                          1997                      1996
Cash flows from operating activities:
  Net income                                                           $ 12,281                   $ 8,286
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                        1,458                     1,414
     Extraordinary loss                                                   4,343                         -
     Increase in cash value of life insurance                              (325)                        -
     Transaction and other costs related to Conversion                    2,428                         -
     Provision (benefit) for deferred compensation                          561                       (39)
     Deferred income tax benefit                                        (10,206)                      (37)
     Changes in current operating items:
        Decrease in accounts and notes receivable                         4,135                        65
        Decrease (increase) in inventories                                1,697                    (3,004)
        Decrease (increase) in other current assets                         465                      (341)
        Increase in accounts payable                                      2,020                     1,372
        Increase (decrease) in accrued interest                            (460)                    1,561
        Decrease in accrued restructuring charges
             and transaction costs                                       (1,834)                        -
        Increase in other accrued liabilities                             1,446                       212
     Other items, net                                                    (1,087)                      128
                                                                       --------                   -------
    Net cash provided by operating activities                            16,922                     9,617
                                                                       --------                   -------
Cash flows from investing activities:
  Payment for purchase of assets                                           (704)                        -
  Proceeds from sale of property and equipment                              265                        18
  Investment in life insurance policies                                    (316)                     (100)
  Capital expenditures                                                   (1,210)                     (781)
  Other, net                                                                (58)                      (11)
                                                                       --------                   -------
    Net cash used for investing activities                               (2,023)                     (874)
                                                                       --------                   -------
Cash flows from financing activities:
  Early extinguishment of senior notes                                  (63,934)                        -
  Proceeds from issuance of senior notes                                 60,000                         -
  Cash distributions to partners                                         (5,105)                   (5,106)
  Prepayment penalty                                                     (4,278)                        -
  Repayments under bank credit agreements, net                           (4,000)                   (3,000)
  Repayments under other credit facilities, net                            (311)                     (350)
  Principal payments under capitalized lease obligations                    (36)                        -
  Other, net                                                               (646)                        -
                                                                       --------                   -------
    Net cash used for financing activities                              (18,310)                   (8,456)
                                                                       --------                   -------
Net (decrease) increase in cash and cash equivalents                     (3,411)                      287

Cash and cash equivalents at beginning of period                          6,085                     1,442
                                                                       --------                   -------
Cash and cash equivalents at end of period                             $  2,674                   $ 1,729
                                                                       ========                   =======

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SUNSOURCE INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                            FOR THE NINE MONTHS ENDED
                             (dollars in thousands)

                                                                         September 30,            September 30,
                                                                             1997                     1996
                                                                             ----                     ----
Cash flows from operating activities:
  Net income                                                               $26,050                  $20,609
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                           4,382                    4,133
     Extraordinary loss                                                      4,343                        -
     Increase in cash value of life insurance                                 (653)                       -
     Transaction and other costs related to Conversion                       3,053                        -
     Provision for deferred compensation                                     2,184                      898
     Deferred income tax benefit                                           (10,866)                    (903)
     Changes in current operating items:
        Increase in accounts and notes receivable                          (12,062)                 (10,580)
        Decrease (increase) in inventories                                   2,643                   (2,132)
        Decrease in other current assets                                       436                      112
        Increase in accounts payable                                         6,592                   10,342
        Increase (decrease) in accrued interest                               (460)                   1,561
        Decrease in accrued restructuring charges
             and transaction costs                                          (3,402)                       -
        Increase (decrease) in other accrued liabilities                     1,400                   (3,675)
     Other items, net                                                         (597)                     258
                                                                           -------                  -------
    Net cash provided by operating activities                               23,043                   20,623
                                                                           -------                  -------
Cash flows from investing activities:
  Payment for purchase of assets                                              (704)                    (673)
  Proceeds from sale of property and equipment                                 695                       39
  Investment in life insurance policies                                       (316)                    (100)
  Capital expenditures                                                      (3,252)                  (2,713)
  Other, net                                                                   (24)                     (80)
                                                                           -------                  -------
    Net cash used for investing activities                                  (3,601)                  (3,527)
                                                                           -------                  -------
Cash flows from financing activities:
  Early extinguishment of senior notes                                     (63,934)                       -
  Proceeds from issuance of senior notes                                    60,000                        -
  Cash distributions to partners                                           (13,901)                 (20,535)
  Prepayment penalty                                                        (4,278)                       -
  Borrowings under bank credit agreements, net                               6,000                        -
  Repayments under other credit facilities, net                             (1,571)                    (732)
  Principal payments under capitalized lease obligations                      (104)                       -
  Other, net                                                                  (646)                       -
                                                                           -------                  -------
    Net cash used for financing activities                                 (18,434)                 (21,267)
                                                                           -------                  -------
Net increase (decrease) in cash and cash equivalents                         1,008                   (4,171)

Cash and cash equivalents at beginning of period                             1,666                    5,900
                                                                           -------                  -------
Cash and cash equivalents at end of period                                 $ 2,674                  $ 1,729
                                                                           =======                  =======

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SUNSOURCE INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL / STOCKHOLDERS' DEFICIT
                     FOR THE PERIOD ENDED SEPTEMBER 30, 1997
                             (dollars in thousands)



                                                                                     PARTNERS' CAPITAL
                                                      ------------------------------------------------------------------------------
                                                                                                                          Cumulative
                                                                                                                           Foreign
                                                       General           Class A          Class B          Class B       Translation
                                                       Partner           Limited          Limited         Treasury        Adjustment
                                                       -------           -------          -------         --------        ----------
Partners' Capital - December 31, 1996                    960              67,642          29,040           (1,514)         (1,509)

  Net income                                             260               9,157          16,633
  Cash distributions paid and/or
    declared to partners                                (150)             (8,140)         (6,730)
  Change in Cumulative foreign
   translation adjustment                                  -                   -               -               -             (167)
                                                      ------            --------         -------         --------        --------
Partners' Capital - September 30, 1997                $1,070            $ 68,659         $38,943         $ (1,514)       $ (1,676)

Conversion adjustments:
  Common Stock                                                                               (64)
  Paid-in capital                                     (1,070)            (68,659)
  Cumulative foreign translation adjustment                                                                                 1,676
  Retained Earnings                                                                      (38,879)           1,514
  Minority interest (a)
  Class A exchange (b)
  Goodwill - Minority interest (c)
                                                      ------            --------         -------         --------        --------
Stockholders' Deficit - September 30, 1997            $ -               $      -         $     -         $      -        $      -
                                                      ======            ========         =======         ========        ========



                                                                               STOCKHOLDERS' DEFICIT
                                                      ------------------------------------------------------------------------------
                                                                                                          Cumulative
                                                                                                           Foreign
                                                      Common         Paid-in        Accumulated          Translation
                                                      Stock          Capital          Deficit             Adjustment         TOTAL
                                                      -----          -------          -------             ----------         -----
Partners' Capital - December 31, 1996                   -                 -                  -                  -            94,619

  Net income                                                                                                                 26,050
  Cash distributions paid and/or
    declared to partners                                                                                                    (15,020)
  Change in Cumulative foreign
   translation adjustment                               -                 -                  -                  -              (167)
                                                      ------        --------           -------            --------         --------
Partners' Capital - September 30, 1997                  -                 -                  -                  -          $105,482

Conversion adjustments:
  Common Stock                                          64                                                                        -
  Paid-in capital                                                     68,659             1,070                                    -
  Cumulative foreign translation adjustment                                                                (1,676)                -
  Retained Earnings                                                                     37,365                                    -
  Minority interest (a)                                                                  1,082                                1,082
  Class A exchange (b)                                               (68,659)          (61,761)                            (130,420)
  Goodwill - Minority interest (c)                                                      20,759                               20,759
                                                      ------        --------          --------            -------         ---------
Stockholders' Deficit - September 30, 1997             $64           $     -          $ (1,485)           $(1,676)        $  (3,097)
                                                      ======        ========          ========            =======         =========




(a)  Minority interest included as other liabilities by the Partnership.

(b) Each Class A limited partnership interest was exchanged for $1.30 in cash plus .38 share of Trust Preferred Securities recorded at fair value based on the price of the Class A interests upon close of trading on the New York Stock Exchange on September 30, 1997 of $11.75. This fair value of $115,991 is recorded by the Corporation as Guaranteed Preferred Beneficial Interests in the Corporation's Junior Subordinated Debentures.

(c)  Goodwill related to the exchange of the GP minority interest (See Note 1).







           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SUNSOURCE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)

1.  Basis of Presentation:

The accompanying financial statements include the consolidated accounts of SunSource Inc. (the "Corporation"), its predecessor, SunSource L.P. (the "Partnership"), and its wholly-owned subsidiaries including SDI Operating Partners, L.P. (the "Company") and SunSource Capital Trust (the "Trust"). All significant intercompany balances and transactions have been eliminated. The Company is one of the largest wholesale distributors of industrial products and related services in the United States. The Company's three business segments are Industrial Services, Hardware Merchandising and Glass Merchandising.

On September 25, 1997, the limited partners of the Partnership approved the conversion of the Partnership to a taxable C corporation (the "Conversion") effective at the close of business on September 30, 1997. As a result of the Conversion, each Class A limited partnership interest in the Partnership was converted into $1.30 of cash and .38 share of 11.6% Guaranteed Preferred Beneficial Interests in the Corporation's Junior Subordinated Debentures (the "Trust Preferred Securities"), each Class B limited partnership interest in the Partnership was converted into .25 share of common stock of the Corporation and the general and limited partnership interests in the GP were exchanged with the Corporation for 1,000,000 shares of its common stock (the "GP Exchange"). In connection with the Conversion, the Company also refinanced all of its outstanding senior notes and bank revolving credit.

The exchange represented by the GP's 1% interest in the Company (the "Minority Interest") is subject to purchase accounting in accordance with Accounting Principles Bulletin ("APB") No. 16. Accordingly, the excess of fair value of the consideration received for the Minority Interest over its book value has been recorded by the Corporation as goodwill at September 30, 1997, calculated as follows:

         Fair value of Minority Interest (i)                           $21,841
         Less book value of the GP Minority Interest (ii)                1,082
                                                                       -------
             Excess over book value recorded as Goodwill               $20,759
                                                                       =======

         (i) Represents 92.9% of the GP Exchange (the portion allocable to the Minority Interest) valued at $23,500 in the aggregate for 1,000,000 shares of common stock, based on the closing price of the Class B interest on the New York Stock Exchange at September 30, 1997 of $5.875.

         (ii) As reported on the pre-conversion balance sheet of the Partnership at September 30, 1997.

The Trust was organized in connection with the Conversion for the purpose of (a) issuing (i) its Trust Preferred Securities to the Corporation in consideration of the deposit by the Corporation of Junior Subordinated Debentures in the Trust as trust assets, and (ii) its Trust Common Securities to the Corporation in exchange for cash and investing the proceeds thereof in an equivalent amount of Junior Subordinated Debentures and (b) engaging in such other activities as are necessary or incidental thereto. The Trust had no operating history prior to the issuance of the Trust Preferred Securities. The terms of the Junior Subordinated Debentures include those stated in the Indenture (the "Indenture") between the Corporation and the indenture trustee, the form of which was filed as an exhibit to Registration Statement No. 33319077 of the Corporation and the Trust, as amended (the "Registration Statement").
                                                                    Page 9 of 21

                         SUNSOURCE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)


1.  Basis of Presentation, continued:

and those made part of the Indenture by the Trust Indenture Act. The Corporation has guaranteed on a subordinated basis the payment of distributions on the Trust Preferred Securities and payments on liquidation of the Trust and redemption of Trust Preferred Securities (the "Preferred Securities Guarantee"). The sole assets of the Trust are the Junior Subordinated Debentures and the obligations of the Corporation under the Indenture, the Preferred Securities Guarantee and the Junior Subordinated Debentures in the aggregate constitute a full and unconditional guarantee by the Corporation of the Trust's obligations under the Trust Preferred Securities.

The accompanying consolidated financial statements and related notes are unaudited; however, in management's opinion all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of financial position, income and cash flows for the periods shown have been reflected. Results for the interim period are not necessarily indicative of those to be expected for the full year.

Certain information in note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to Form 10-Q requirements although the Corporation believes that disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's report on Form 10-K for the year ended December 31, 1996, and the Registration Statement.


2.  Pro Forma Corporate Basis Financial Information:

As a result of the Conversion, historical net income of the Partnership is not meaningful in the comparison to net income as recorded by the Corporation. In order to present financial information for the current reporting periods that will be comparable prospectively to corporate basis financial information, the table below reconciles the partnership historical basis net income reported on the Statements of Income included herein with corporate pro forma basis net income which assumes the Conversion occurred at the beginning of the year for each period presented and excludes non-recurring charges and credits related solely to the Conversion.

Conversion of Class B Limited Partnership Interests to Common Stock:
--------------------------------------------------------------------
Actual weighted average number of outstanding Class B Interests
     during all periods before conversion                             21,675,746

Conversion ratio - reverse split of one share of Common Stock for
     four Class B interests.                                            X    .25
                                                                      ----------

         Sub-total -  pro forma outstanding common shares              5,418,936

Common shares received by the general and
         limited partners of the GP                                    1,000,000
                                                                      ----------

         Pro forma weighted average number of common shares            6,418,936
                                                                      ==========

                         SUNSOURCE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)

2. Pro Forma Corporate Basis Financial Information,(continued):

Reconciliation of historical net income to pro forma basis net income:

                                                       Three Months Ended               Nine Months Ended
                                                         September 30,                    September 30,
                                                        1997        1996                 1997     1996
                                                      --------   --------              --------  ------
PARTNERSHIP BASIS HISTORICAL NET INCOME                $ 12,281    $ 8,286            $26,050    $20,609
 Eliminate extraordinary loss from
  early extinguishment of debt, net
  of deferred tax benefit of $951                         3,392         --              3,392         --
 Eliminate historical income tax
  provision (benefit)                                    (8,960)        97             (8,932)      (372)

Partnership actual historical income
 before provision (benefit) for
 income taxes and extraordinary loss
                                                       --------    -------            -------    -------
                                                          6,713      8,383             20,510     20,237
PRO FORMA ADJUSTMENTS:

 Eliminate minority interest                                124         84                263        208
 Incremental interest expense                              (331)      (331)              (994)      (994)
 Distribution on guaranteed preferred
  beneficial interests                                   (3,058)    (3,058)            (9,174)    (9,174)
 Eliminate management fee to the GP                         840        840              2,491      2,491
 Eliminate transaction and other costs
  related to Conversion                                   2,428         --              3,053         --
 Incremental amortization on goodwill                      (130)      (130)              (390)      (390)
                                                       --------    -------            -------    -------
PRO FORMA C CORPORATION BASIS:

 Income before provision for income taxes                 6,586      5,788             15,759     12,378

 Income tax provision                                     2,978      2,759              7,125      5,900
                                                       --------    -------            -------    -------
 Pro forma net income                                  $  3,608    $ 3,029            $ 8,634    $ 6,478
                                                       ========    =======            =======    =======
 Pro forma earnings per common share                   $    .56    $   .47            $  1.35    $  1.01
                                                       ========    =======            =======    =======
 Pro forma weighted average common
  shares outstanding                                   6,418,936   6,418,936          6,418,936  6,418,936


3.  Lines of Credit and Long-Term Debt:

On September 30, 1997, the Company entered into two new financing commitments which together aggregate $150,000 from lenders. The new financing commitments consist of a $60,000 five-year fixed rate senior note at 7.66% and a $90,000 five-year bank revolver with terms and conditions more favorable than the Corporation's previous senior notes and bank credit lines including less restrictive covenants and an effective interest rate reduction of approximately 1.00%. The Company utilized this debt capacity to fund transaction costs and other payments related to the Conversion, refinance its current outstanding senior notes of $63,934 as of September 30, 1997, including interest thereon and related make-whole amount of approximately $4,343, and outstanding bank revolver borrowings of $17,000 as of September 30, 1997.
                                                                   Page 11 of 21

                         SUNSOURCE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)


3.  Lines of Credit and Long-Term Debt, continued:

The new credit facilities provide working capital for reinvestment in the Company's businesses and acquisition capital for future growth. As of September 30, 1997, the Company had $70,818 available under its new bank credit facilities. The $79,182 outstanding balance consisted of Senior Notes totaling $60,000, bank borrowings totaling $17,000, and Letter of Credit Commitments aggregating $2,182.

The Company has another credit facility available in the amount of $500 for letter of credit commitments only, of which no amount was outstanding as of September 30, 1997. In addition, an indirect, wholly-owned Canadian subsidiary of the Company has a $2,500 Canadian dollar line of credit for working capital purposes of which no amount was outstanding at September 30, 1997.


4.   Contingencies:

On February 27, 1996, a lawsuit was filed against the Company by the buyer of its Dorman Products division for alleged misrepresentation of certain facts by the Company upon which the buyer allegedly based its offer to purchase Dorman. The complaint seeks damages of approximately $21,000.

On January 16, 1997, a holder of B Interests filed a purported class action alleging that the terms of the Conversion unfairly transfer substantial equity to the GP to the detriment of the B Interests and constitute a breach of fiduciary duty. A second complaint containing substantially identical allegations was filed by a limited partner on February 11, 1997. The cases were consolidated and an amended complaint was filed on April 16, 1997, which added claims for breach of contract and breach of covenant of good faith and fair dealing. The Corporation and its co-defendants have reached an agreement in principle to settle the class action.

Certain other legal proceedings are pending which are either in the ordinary course of business or incidental to the Company's business. Those legal proceedings incidental to the business of the Company are generally not covered by insurance or other indemnity.

In the opinion of management, the ultimate resolution of these matters will not have a material effect on the consolidated financial position, operations or cashflows of the Company.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


General

SunSource Inc. is a publicly held corporation operating in the wholesale industrial distribution industry through a subsidiary partnership, SDI Operating Partners, L.P. (the "Company" or "SunSource"). The Company consists of a headquarters operation and three business segments which are Industrial Services, Hardware Merchandising and Glass Merchandising.

The Company's Industrial Services business is comprised of Inventory Management and Technology Services. The Inventory Management operations provide maintenance products and inventory management services to both original equipment manufacturers and maintenance and repair facilities, including in-plant systems. Technology Services provides fluid power products, engineering design, and equipment repair services to a wide variety of industrial customers.

The Company's Hardware Merchandising segment consists of the Hillman division. Hillman distributes hardware items and related products and also provides merchandising systems service and support to both large and small hardware retailers.

The Company's Glass Merchandising segment consists of the Harding division. Harding provides glass products and point-of-sale related services such as the installation and repair of automobile and flat glass.


Conversion to Corporate Form

On September 25, 1997, the limited partners of SunSource L.P. (the "Partnership") approved the conversion of the Partnership to a corporation (the "Conversion") effective at the close of business on September 30, 1997. In connection with the Conversion, the Company refinanced its outstanding senior notes and bank revolving credit.

The Company incurred $5.2 million of transaction and other costs related to the Conversion ($4.7 million of transaction costs and a $.5 million charge for deferred compensation accelerated as a result of the Conversion). Of this amount, $1.7 million was paid in 1996, $1.6 million was paid through September 30, 1997, and $1.9 million was accrued as of September 30, 1997. These non-recurring transaction costs are excluded from the financial statement presentation included below.


Results of Operations

As a result of the Conversion, historical net income of the Partnership is not meaningful in the comparison to net income as recorded by the Corporation. In order to present financial information for the current reporting periods that will be comparable prospectively to corporate basis financial information, the following discussion of results of operations is based on pro forma statements of income which assume the Conversion occurred at the beginning of the year for each period presented and excludes non-recurring charges and credits related solely to the Conversion (see Note 2 of Notes to Financial Statements).

                         Pro Forma Statements of Income
                         ------------------------------

                                              Three Months Ended        Nine Months Ended
                                                September 30,             September 30,
                                               1997       1996           1997      1996
                                             --------   --------       --------  ------
Net sales                                    $178,540   $167,125       $529,199  $489,517
Cost of sales                                 105,749     99,655        315,000   293,748
                                             --------   --------       --------  --------
        Gross profit                           72,791     67,470        214,199   195,769
                                             --------   --------       --------  --------

Operating Expenses:
  Selling, general and
   administrative expenses                     59,517     55,033        178,173   164,231
  Depreciation                                  1,006        915          3,024     2,684
  Amortization                                    582        629          1,748     1,839
                                             --------   --------       --------  --------
        Total operating expenses               61,105     56,577        182,945   168,754
                                             --------   --------       --------  --------

        Income from operations                 11,686     10,893         31,254    27,015

Interest expense, net                           2,103      2,094          6,501     6,141
Distributions on Guaranteed
 Preferred Beneficial Interests                 3,058      3,058          9,174     9,174
Other income, net                                  61         47            180       678
                                             --------   --------       --------  --------
        Income before provision
         for income taxes                       6,586      5,788         15,759    12,378

Income tax provision                            2,978      2,759          7,125     5,900
                                             --------   --------       --------  --------

        Net income                           $  3,608   $  3,029       $  8,634  $  6,478
                                             ========   ========       ========  ========

        Net income per common share          $    .56   $    .47       $   1.35  $   1.01
                                             ========   ========       ========  ========


        Three Months Ended September 30, 1997 and September 30, 1996
        ------------------------------------------------------------

Net income on a pro forma corporate basis for the quarter ended September 30, 1997, was $3.6 million compared with $3.0 million in 1996, an increase of $.6 million or 20.0% over the third quarter of 1996.

Net sales increased $11.4 million or 6.8% over the third quarter of 1996 resulting primarily from an increase in the volume of products sold in existing product markets as well as additional market penetration as a result of new product lines and value-added services. Sales recorded in the third quarter of 1997 were $178.5 million compared with the third quarter of 1996 of $167.1 million.

Sales increases (decreases) by business segment are as follows:

                                                 Sales Increase (Decrease)
                                                 ------------------------
                                                  Amount               %
                                                  ------              ---
    Industrial Services
       Technology Services                  $   5.5 million          7.5 %
       Inventory Management                     4.2 million         10.4 %
                                            -------
           Total Industrial Services            9.7 million          8.5 %
    Hardware Merchandising                      1.8 million          6.3 %
    Glass Merchandising                         (.1)million          (.5)%
                                           --------
           Total Company                    $  11.4 million          6.8 %
                                           ========

The increase in sales in the Inventory Management divisions is comprised of sales growth from maintenance products of $1.2 million or 3.7%, and new in-plant inventory management programs of $3.0 million or 32%. The sales increase in the Technology Services divisions is due primarily to continued strengthening in existing markets while the increase in the Hardware Merchandising segment is primarily the result of expansion into non-hardware products such as keys; letters, numbers and signs; and rope and chain.

The decline in sales volume in the Glass Merchandising Segment is attributable to decreases in wholesale glass and other product line sales aggregating $.7 million, offset by increases in retail auto glass, contract and other retail sales of $.6 million.

Cost of sales increased $6.1 million or 6.1% from the third quarter of 1996, due primarily to increased sales levels in the comparison period. The 1996 period also reflects a reclassification of $.6 million in costs from selling, warehouse and delivery and general and administrative expense (S,G&A) to cost of sales which is consistent with accounting initiated in 1997 within the Technology Services divisions.

Gross margins were 40.8% in the third quarter of 1997 compared with 40.4% in the third quarter of 1996, comprised by business segment as follows:

                                                           3rd Quarter
                                                  1997                  1996
                                                  ----                  ----
   Industrial Services
      Technology Services                         26.2%                 25.8%
      Inventory Management                        57.7%                 60.5%
          Total Industrial Services               37.5%                 38.0%
   Hardware Merchandising                         53.6%                 50.0%
   Glass Merchandising                            41.2%                 39.9%

The erosion in gross margin in the Inventory Management divisions of Industrial Services is due mainly to competitive pricing pressures and changes in sales mix as a result of new inventory management programs.

Gross margins in the Hardware Merchandising segment increased primarily due to reduced packaging costs from the comparable 1996 period.

The increase in gross margins in the Glass Merchandising segment is due primarily to improved purchasing management in auto and flat glass and exiting from low-margin product lines.

S,G&A expenses increased by $4.5 million or 8.2% over the third quarter of 1996. Selling expenses increased only $.8 million or 3.0%, comprised of increases in Hardware Merchandising to support expanded sales and Glass Merchandising as a result of increased marketing efforts in retail glass, offset by a slight decrease in the Industrial Service segment, reflecting realignment and restructuring efforts within the sales force. Warehouse and delivery expenses increased $.8 million or 7.1% to support increased sales in the 1997 quarter. General and administrative expenses increased $2.9 million or 17.2% consisting of: (i) an increase of $1.7 million to support the overall increase in 1997 sales levels and the increased number of system accounts in the Industrial Services segment, and (ii) an increase of $1.2 million in corporate expenses compared to the 1996 quarter which included an expense reduction of $.8 million as a result of incentive-based compensation plans and a non-recurring reduction in insurance reserves of $.4 million.

S,G&A expenses as a percentage of sales increased .4% in the third quarter of 1997 from the third quarter of 1996, as follows:
                                                            3rd Quarter
                                                     1997                 1996
                                                     ----                 ----
        Selling Expenses                            15.9%                16.5%
        Warehouse and Delivery Expenses              6.3%                 6.3%
        General and Administrative Expenses         11.2%                10.1%
                                                    -----                -----
               Total S,G&A Expenses                 33.4%                32.9%
                                                    =====                =====

Interest expense increased only marginally in the comparison period due to no significant change in average borrowing levels and rates.

Commencing on October 1, 1997, the Company incurs federal, state and local income taxes on its domestic operations and foreign income taxes on its Canadian and Mexican Operations as determined in accordance with Statement of Financial Accounting Standard No. 109 ("SFAS #109"). Current and long-term deferred income taxes represent differences between the book and tax bases of assets and liabilities as classified on the Company's balance sheet. The Company's pro forma provision for income taxes in the third quarter of 1997 increased $.2 million from the third quarter of 1996 due to higher income levels in the 1997 period, offset by a decline in the Company's book effective tax rate from 47.7% in the 1996 period to 45.2% in the comparable 1997 period.

Net income on a pro forma corporate basis per common share was $.56 for the quarter ended September 30, 1997 compared with $.47 for the 1996 period.


        Nine Months Ended September 30, 1997 and September 30, 1996
        -----------------------------------------------------------

Net income on a pro forma corporate basis for the nine months ended September 30, 1997, was $8.6 million compared with $6.5 million in 1996, an increase of $2.1 million or 32.3% over the 1996 period.

Net sales increased $39.7 million or 8.1% over the first nine months of 1996 resulting primarily from an increase in the volume of products sold in existing product markets as well as additional market penetration from new product lines and value-added services. Sales recorded in the first nine months of 1997 were $529.2 million compared with the first nine months of 1996 of $489.5 million.

Sales increases (decreases) by business segment are as follows:

                                                 Sales Increase (Decrease)
                                                 -------------------------
                                                 Amount              %
     Industrial Services
        Technology Services                $  18.3 million          8.1 %
        Inventory Management                  13.6 million         11.7 %
                                           -------
            Total Industrial Services         31.9 million          9.3 %
     Hardware Merchandising                    9.9 million         12.4 %
     Glass Merchandising                      (2.1)million         (3.0)%
                                          --------
            Total Company                  $  39.7 million          8.1 %
                                          ========

The increase in sales in the Inventory Management divisions is comprised of sales growth from new in-plant inventory management programs of $9.1 million or 35.8% and in maintenance products of $4.5 million or 4.9%. The sales increase in the Technology Services divisions is due primarily to continued strengthening in existing markets while the increase in the Hardware Merchandising segment is primarily the result of expansion into non-hardware products such as keys; letters, numbers and signs; and rope and chain.

The decline in sales volume in the Glass Merchandising Segment is attributable to decreases in wholesale glass and other product line sales aggregating $2.7 million, offset by an increase in retail automotive glass sales of $.6 million.

Cost of sales increased $21.3 million or 7.2% from the first nine months of 1996, due primarily to increased sales levels in the comparison period. The 1996 period also reflects a reclassification of $1.8 million in costs from S,G&A to cost of sales which is consistent with accounting initiated in 1997 within the Technology Services divisions.

Gross margins were 40.5% in the first nine months of 1997 compared with 40.0% in the 1996 period, comprised by business segment as follows:

                                                     Nine Months
                                                     -----------
                                              1997                 1996
                                              ----                 ----
     Industrial Services
        Technology Services                  26.1%                 25.7%
        Inventory Management                 58.6%                 61.4%
            Total Industrial Services        37.5%                 37.9%
     Hardware Merchandising                  52.8%                 49.9%
     Glass Merchandising                     40.8%                 38.4%

The improvement in gross margin in the Technology Services divisions of Industrial Services is due primarily to labor efficiencies in its service and repair business and lower freight costs. The erosion in gross margin in the Inventory Management divisions of Industrial Services is due mainly to competitive pricing pressures and changes in sales mix as a result of new inventory management programs.

Gross margins in the Hardware Merchandising segment increased due primarily to a significant reduction in packaging costs from the comparable 1996 period.

The increase in gross margins in the Glass Merchandising segment is due primarily to improved purchasing management in auto and flat glass, exiting from low-margin product lines and efforts to improve margins in the wholesale flat glass business.

S,G&A expenses increased by $13.9 million or 8.5% over the first nine months of 1996. Selling expenses increased $4.8 million or 6.0% comprised of increases in Industrial Services and Hardware Merchandising to support expanded sales and Glass Merchandising as a result of increased marketing efforts in retail glass. Warehouse and delivery expenses increased $2.6 million or 8.4% to support increased sales in the 1997 period. General and administrative expenses increased $6.5 million or 12.4% consisting of: (i) an increase of $5.3 million to support the overall increase in 1997 sales levels and the increased number of system accounts in the Industrial Services segment, and (ii) an increase of $1.3 million in corporate expenses compared to the 1996 period which included an expense reduction of $.8 million as a result of incentive-based compensation plans and a non-recurring reduction in insurance reserves of $.4 million.

S,G&A expenses as a percentage of sales increased marginally in the first nine months of 1997 versus the first nine months of 1996 as follows:
                                                        Nine Months
                                                 1997                 1996
                                                 ----                 ----
        Selling Expenses                         16.2%                16.5%
        Warehouse and Delivery Expenses           6.2%                 6.2%
        General and Administrative Expenses      11.3%                10.8%
                                                 -----                -----
               Total S,G&A Expenses              33.7%                33.5%
                                                 =====                =====

Depreciation expense increased by $.3 million in the comparison period due primarily to an increase in the depreciable asset base.

Interest expense increased $.4 million in the comparison period due primarily to a slight increase in borrowing levels.

Other income decreased by $.5 million in the comparison period due primarily to favorable non-recurring legal settlements and post-closing adjustments from divisions sold recorded in the 1996 period.

As previously discussed, the Company incurs federal, state, local and foreign income taxes and provides for deferred income taxes as determined in accordance with SFAS #109. The Company's pro forma provision for income taxes in the first nine months of 1997 increased $1.2 million from the first nine months of 1996 due to higher income levels in the 1997 period, offset by a decline in the Company's book effective income tax rate from 47.7% in the 1996 period to 45.2% in the comparable 1997 period.

Net income on a pro forma corporate basis per common share was $1.35 for the nine months ended September 30, 1997 compared with $1.01 for the 1996 period.


Liquidity and Capital Resources

On a historical basis, net cash provided by operations was $23.0 million in the first nine months of 1997 compared with $20.6 million in the first nine months of 1996, an increase of $2.4 million. This increase was due primarily to increased net income of $5.4 million offset by increased working capital investment in operations in the comparison period of approximately $.5 million, and other non-cash items of $2.5 million. The Company's net interest coverage ratio on a pro forma corporate basis (earnings before interest and taxes over net interest expense and distributions on guaranteed preferred beneficial interests) improved to 2.01X in the first nine months of 1997 from 1.81X in the comparable prior year period.

The Company's cash position of $2.7 million as of September 30, 1997, increased $1.0 million from the balance at December 31, 1996. Cash was provided during this period primarily from operations of $23.0 million and proceeds from the sale of property and equipment of $.7 million. Cash was used during this period predominantly for capital expenditures, cash distributions to partners, pre-payment penalty on senior notes, and other items of $3.3 million, $13.9 million, $4.3 million and $1.2 million, respectively.

The Company's working capital position of $105.4 million at September 30, 1997, represents an increase of $4.6 million from the December 31, 1996 level of $100.8 million on a partnership basis. The increase is attributable to an increased reinvestment in working capital of $2.5 million and an increase in distributions payable of $15.7 million, offset by a decrease in management fee payable of $3.3 million, an increase in deferred tax asset of $11.4 million, a decrease in accrued interest of $.5 million, a decrease in senior notes of $6.4 million, an increase in cash balance of $1.0 million and an increase in acquired working capital of $.2 million. The Company's current ratio decreased to 2.02X at September 30, 1997 from the December 31, 1996 level of 2.16X, principally due to an increase in distributions payable of $14.4 million related to the Conversion exchange package for the Class A partnership interests which was paid in October 1997 through bank revolving credit.
Excluding this item, the Company's current ratio was 2.34X.

In the third quarter of 1997, the Company's Glass Merchandising segment acquired the assets of two retail glass businesses for net cash consideration of $.7 million. Annual sales of the acquired businesses are $1.8 million.

As of September 30, 1997, the Company's total debt (including distributions payable) as a percentage of its consolidated capitalization is 46.1% compared with 45.6% on a partnership basis as of December 31, 1996.
                                                                   Page 18 of 21

The Company entered into two new financing commitments totaling $150.0 million dated September 30, 1997, which provide capital for a five-year term beginning on that date. The new financing arrangement consists of a Senior Note due 2002 in the amount of $60.0 million at a fixed rate of 7.66% and an amended credit agreement which increases the aggregate availability under the existing revolving line of credit to $90.0 million at variable borrowing rates of London Interbank Offered Rate (LIBOR) plus 1.0% to 1.5%.

As of September 30, 1997, the Operating Partnership had $70.8 million available under its new bank credit facilities. The $79.2 million outstanding consisted of the aforementioned $60 million Senior Note, bank borrowings totaling $17.0 million, and Letter of Credit Commitments aggregating $2.2 million. In addition, an indirect, wholly-owned Canadian subsidiary of the Operating Partnership has a $2.5 million Canadian dollar line of credit for working capital purposes, of which no amount was outstanding at September 30, 1997.

See Item 3 - Legal Proceedings, of Form 10-K dated December 31, 1996, and Note 3 of Notes to Consolidated Financial Statements, for the description of a lawsuit with respect to the sale of the Partnership's Dorman Products Division and lawsuits involving the Partnership's General Partner related to the Conversion. See Item 1 of Part II of this report for information regarding the settlement of the conversion-related lawsuits which is incorporated herein by reference. Certain other legal proceedings are pending which are either in the ordinary course of business or incidental to the Partnership's business. Those legal proceedings incidental to the business of the Partnership are generally not covered by insurance or other indemnity. In the opinion of management, the ultimate resolution of these matters will not have a material effect on the consolidated financial position, operations or cash flows of the Company.

                                     PART II


                                OTHER INFORMATION




Item 1  -  Legal Proceedings

The Corporation, the Partnership, the General Partner, Lehman/SDI, Lehman Brothers Holdings Inc. and all of the directors of Lehman/SDI (collectively, the "Defendants") have reached an agreement in principle to settle the class action brought by two holders of B Interests which was reported in Form 10-K of the Partnership for the year ended December 31, 1996. The settlement is subject to confirmatory discovery by the plaintiffs' counsel, notice to members of the class and approval by the Delaware Chancery Court. The terms of the settlement are: (i) the parties acknowledge that certain modifications to the Conversion Proposal and the disclosures in the Proxy Statement/Prospectus were made, in material part, as a result of the filing of the complaint and subsequent consultations with the plaintiffs' counsel; and (ii) management will recommend to the Board of Directors of the Corporation the payment of an annual dividend of $.40 per share on SunSource Common Stock, it being understood that (a) dividends are subject to the discretion of the Board of Directors in accordance with the ordinary course of business and applicable law (including, without limitation, Sections 170 and 173 of the Delaware General Corporation Law), (b) such dividend payment will depend, among other things, on earnings, financial condition, capital requirements, availability of acquisition candidates, level of indebtedness, contractual restrictions with respect to the payment of dividends and other factors that the Board of Directors deems relevant, and (c) there can be no assurance that the foregoing dividends will be adopted or maintained by the Board of Directors. In addition, the defendants have agreed that they will not oppose an award of fees and costs to counsel for the plaintiffs not to exceed $350,000.


Items 2-6  -  None

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 SUNSOURCE INC.

















BY: /s/ Joseph M. Corvino         BY: /s/ John J. Dabrowski
    ---------------------             ---------------------
    Joseph M. Corvino                 John J. Dabrowski
    Vice President - Finance          Controller
    (Chief Financial Officer)         (Chief Accounting Officer)







DATE:  November 14, 1997