Form 10-K
period 1997-12-31
SUNSOURCE INC
filed 1998-03-31
CIK 1029831

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1997

Commission file number 1-13293


                                SunSource Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                     23-2874736
-------------------------------                     -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

     3000 One Logan Square
   Philadelphia, Pennsylvania                             19103
----------------------------------------            -------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (215) 282-1290

Securities registered pursuant to Section 12(b) of the Act:

      Title of Class                  Name of Each Exchange on Which Registered
--------------------------            -----------------------------------------
       Common Stock,                          New York Stock Exchange
  par value $.01 per share

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  YES   X       NO
     ------       ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.    X
                                          -----
The aggregate market value of the Common Shares held by non-affiliates of the registrant on March 27, 1998 was $169,598,357. On March 27, 1998 there were 7,215,344 Common Shares outstanding.

Documents Incorporated by Reference: Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held April 28, 1998 are incorporated by reference in Part III of this Form 10-K.

                                    PART I

Item I - Business

General

SunSource Inc., a Delaware corporation (the "Company" or "SunSource"), is one of the largest providers of industrial products and related value-added services in North America. The Company converted from partnership to corporate form on September 30, 1997 (the "Conversion"). The Company operates its businesses through an indirect subsidiary limited partnership, SDI Operating Partners, L.P. (the "Operating Partnership").

From January 1987 to the Conversion date, the business of the Company's predecessor, SunSource L.P. (the "Partnership"), and the Operating Partnership was managed by SDI Partners I, L.P. (the "General Partner" or "GP"), a Delaware limited partnership whose general partner was Lehman/SDI, Inc. ("Lehman/SDI, Inc."), an indirect wholly owned subsidiary of Lehman Brothers Holdings Inc. ("Lehman Holdings").

As a result of the Conversion, each Class A limited partnership interest in the Partnership was converted into $1.30 of cash and 0.38 share of an 11.6% Trust Preferred Security (the "Trust Preferred Securities") of SunSource Capital Trust (the "Trust") representing a preferred undivided beneficial interest in the assets of the Trust consisting of 11.6% Junior Subordinated Debentures of the Company. Each Class B limited partnership interest in the Partnership was converted into 0.25 Common Shares of the Company and the general and limited partnership interests in the GP were exchanged for 1,000,000 Common Shares of the Company. In connection with the Conversion, the Company also refinanced all of its outstanding senior notes and bank revolving credit (the "Refinancing").

The Company has targeted three businesses within the distribution industry which are characterized by a potential for value-added services, economies of scale and opportunities for further consolidation, as follows:

Industrial Services. SunSource Industrial Services Company, with sales of $502 million in 1997, provides a broad range of products and services throughout North America through the sales and marketing activities of SunSource Technology Services ("STS") and Sun Inventory Management Company ("SIMCO"). The Company believes that STS is a leading provider of systems and parts and engineering services for hydraulic, pneumatic, electronic and related systems to major industrial concerns, as well as small and medium-size businesses. STS provides services, including engineering and design of both products and processes and the assembly and repair of complex systems, which enable its customers to outsource engineering and other functions which they previously performed in-house. SIMCO provides inventory management services, enabling its customers to reduce inventory investment and the associated expenses of purchasing, receiving, disbursing and accounting for parts and materials.

Hardware Merchandising Services. Hardware Merchandising Services, which operates under the name Hillman ("Hillman"), with sales of $107 million in 1997, provides small hardware items and merchandising services to retail hardware outlets through a nationwide sales and service organization. Hillman offers a full range of fasteners, letters, numbers, signs, keys, rope and chain accessories and many other inexpensive specialty goods, which are "must-have" items for hardware retailers that cannot be managed economically by the retailer's own employees because of the large number of items and their low prices.

Glass Merchandising. Glass Merchandising, which operates under the name Harding ("Harding"), with sales of $88 million in 1997, operates one of the largest networks of full service retail glass shops in the United States. Harding is comprised of approximately 85 retail locations throughout the Southwest and, to a lesser degree, along the East Coast. Harding sells and installs automotive glass and also sells, fabricates and installs flat glass. Customers include individual retail consumers, insurance companies and commercial accounts.

The Company's current organization consists of a corporate headquarters and the three businesses, as follows:

                                      Principal                 Year Acquired/
                                      Location                  Organized
                                      ---------                 ---------------
SunSource Headquarters                Phila., PA                    1975

Industrial Services                   Chicago, IL                   1996

 SIMCO
   Expediter Divisions
   - Kar Products                     Chicago, IL                   1977
   - A&H Bolt & Nut Co.               Windsor, Ontario              1989
   Integrated Supply Divisions
   - SIMCO/Special-T Metals           Lenexa, KS                    1992/1981
   - SIMCO de Mexico                  Mexico City, Mexico           1992

  STS
   - Walter Norris                    Rosemont, IL                  1976
   - J.N. Fauver Co.                  Madison Heights, MI           1978
   - Warren Fluid Power               Denver, CO                    1987
   - Air-Dreco                        Houston, TX                   1988
   - Activation                       Birmingham, AL                1991
   - Hydra Power de Mexico            Tlalnepantla,C.P. Mexico      1992

  Hardware Merchandising Services
   - Hillman                          Cincinnati, OH                1982

  Glass Merchandising
   - Harding Glass                    Kansas City, MO               1980

Industry Overview

The Company operates in large, fragmented industries characterized by multiple channels of supply. These channels of supply are currently experiencing significant changes driven by the higher quality and widespread availability of management information systems. With better information, manufacturers, distributors and customers are all able to track their expenses, investments and returns on investments more accurately. The distribution industry is driven by the following trends which are rendering the traditional producer-controlled channels obsolete and subject to being replaced by new channels organized around customer requirements and value-added services.

   (i) Manufacturers are increasing their reliance on distributors in order to enhance their profitability and improve their returns on capital.

   (ii) Customers are increasing their reliance on value-added distributors as their contacts with the manufacturers diminish or cease altogether.

   (iii) Customers are outsourcing non-core functions to high quality service providers.

   (iv)  Channels of distribution are in the process of consolidation.

   (v) Managerial skills required for success in industrial distribution are changing dramatically.


SunSource, through its applications engineers and technical support personnel, provides customized solutions to complex problems encountered by its customers. The Company believes that it differentiates itself from other industrial distributors by providing superior technical and problem-solving capabilities in addition to an extensive product offering and broad array of related services, such as engineering design and integrated supply arrangements and merchandising services.


Risk Factors

     Restructuring

In December 1996, the Company announced a restructuring plan to integrate and consolidate its five domestic STS divisions. The Company expects the restructuring plan to result in the elimination of approximately 175 employees in the STS divisions and produce certain net annualized cost savings of approximately $5.0 million per year upon its completion. The STS divisions consist of hydraulic and pneumatic distributors that were acquired by the Company between 1976 and 1991. Until the restructuring, each of the STS divisions was operated on a decentralized basis. The announced restructuring plan is a three-year project to consolidate all financial and other administrative responsibilities for the STS divisions in one location, and includes a migration to one management information system. The integration and consolidation of the finance and administrative functions is expected to be completed by mid-1999.

The restructuring of the sales organization and distribution network has begun; however, management's current estimate is that completion of this phase will require approximately an additional 18 months beyond the original three year project schedule due to the need for further analysis of STS' customer base and logistics requirements. The failure to complete the restructuring or successfully integrate the STS divisions would have an adverse impact on the Company's ability to fully achieve the net cost savings indicated above. There can be no assurance that the Company will be able to complete the plan effectively or on a timely basis.

     Changing Industry Environment

The industrial distribution industry is undergoing significant change. Historically, industrial distributors have served as suppliers of industrial products and as extensions of manufacturers' sales forces, selling products through the distribution channels to original equipment manufacturers, retailers, end users and other customers. In recent years, both manufacturers and customers have been increasingly relying on suppliers such as the Company to reduce purchasing costs and provide a broad range of value-added services, including inventory management programs, integrated supply arrangements, electronic ordering capabilities, engineering design and technical support services. In addition, customers' desire to consolidate their supplier relationships has required the suppliers to achieve purchasing efficiencies, expand their geographic coverage and increase product and service offerings through acquisitions of other distributors. These changes in the industrial distribution business are causing the industry to become more competitive. There can be no assurance that the Company will be able to compete effectively in or adapt to the changing industry environment.

     Risks Associated with Acquisitions

An element of the Company's future growth strategy is to pursue selected acquisitions that either expand or complement its businesses in new or existing markets. However, there can be no assurance that the Company will be able to identify or acquire acceptable acquisition candidates on terms favorable to the Company and in a timely manner to the extent necessary to fulfill the Company's growth strategy. Future acquisitions may be financed through the issuance of Common Shares, which may be dilutive to the Company's stockholders, or through the incurrence of additional indebtedness. Furthermore, there can be no assurance that competition for acquisition candidates will not escalate, thereby increasing the costs of acquisitions. The process of integrating acquired businesses into the Company's operations may result in unforeseen difficulties and may require a disproportionate amount of resources and management's attention, and there can be no assurance that the Company will be able to successfully integrate acquired businesses into its operations. The failure to complete or successfully integrate prospective acquisitions may have an adverse impact on the Company's growth strategy.

The Company is not currently a party to any agreement or understanding regarding a material acquisition but is pursuing discussions with a number of prospective sellers of businesses. The Board of Directors of the Company has authorized the acquisition by Hillman of certain assets of a retail hardware business which had sales in its last fiscal year of approximately $17.0 million. There can be no assurance whether such acquisition will occur.

     Competition

The distribution industry is highly competitive, with the principal methods of competition being price, quality of service, quality of products, product availability, credit terms and the provision of value-added services, such as engineering design, integrated supply and inventory management. The Company encounters competition from a large number of regional and local distributors and from several national distributors, some of which have greater financial resources than the Company and offer a greater variety of products.

     Seasonality and Industry Cycles

The Company has in the past experienced seasonal fluctuations in sales and operating results from quarter to quarter. Typically, the first calendar quarter is the weakest due to the effect of weather on construction activity which produces a slowdown of sales of material and equipment in the construction market. Fluctuations in the Company's quarterly operating results could result in significant volatility in, and otherwise adversely affect, the market price of the Common Shares.

Some of the principal markets for the products and services offered by the Company are subject to cyclical fluctuations that generally affect demand for industrial, commercial and consumer durable goods. Cyclical fluctuations can affect a number of factors such as pricing, availability and demand for the Company's products, growth rates in the markets served by the Company's customers, the delivery and performance of vendors, and the availability of suitable acquisition candidates. Changes in general economic conditions could have a material adverse effect on the Company's business, results of operations and financial condition.

     Dependence on Information Systems; Year 2000 Issue

The Company believes that its proprietary computer software programs are an integral part of its business and growth strategies. The Company depends on its information systems generally to process orders, to manage inventory and accounts receivable collections, to purchase, sell and ship products efficiently and on a timely basis, to maintain cost-effective operations and to provide superior service to its customers. There can be no assurance that the precautions which the Company has taken against certain events that could disrupt the operations of its information systems will prevent the occurrence of such a disruption. Any such disruption could have a material adverse effect on the Company's business and results of operations.

The Company faces the "Year 2000" issue. The Year 2000 issue is the result of computer programs being written using two digits (rather than four) to define the applicable year, resulting in incorrect calculations for the year 2000 and beyond. The Company's issues relate not only to its own systems being Year 2000 compliant, but also the systems of its suppliers and customers. The Company presently believes that, with modifications to existing software and converting to new software, the Year 2000 issue will not pose significant operational problems for its computer systems as so modified or converted. However, if such modifications and conversions are not completed in a timely manner, or if the Company's suppliers and customers fail to address the problem, the Year 2000 issue could have a material adverse effect on the operations of the Company.

Segment Information

Refer to Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" for Segment financial data for the three years ended December 31, 1997.

Industrial Services (STS and SIMCO)

SunSource Industrial Services Company provides a single nationwide source for a broad array of industrial products and supporting technical services. SunSource Industrial Services Company is comprised of two sales and marketing activities-- STS and SIMCO. Their common strategy is to capitalize on the increasing awareness of many industrial companies of their inefficiencies in performing activities that are ancillary to their principal business. These activities include repairing equipment, running preventive maintenance programs, maintaining in-house engineering capabilities and inventory management. In most instances, the only alternative available to many industrial companies for such services has been small, local firms, many of which lack the resources necessary to assure the quality of services that they provide. SunSource Industrial Services Company's customers are located throughout the United States, Mexico and Canada and include major industrial concerns, as well as small and medium-size businesses.

     SunSource Technology Services (STS)

STS, with sales of approximately $324 million in 1997, offers a full range of technology-based products and services to its customers. Its product lines include hydraulic, pneumatic, electronic and filtration parts and equipment. Services include engineering design, equipment repair and product upgrades.

STS seeks to build strong relationships with its customers by providing technological/problem-solving capabilities along with quality products. STS relies on its engineering and fabricating capabilities to provide customized solutions for specific applications requiring product engineering, assembly or fabrication. To help a customer better understand how it is performing relative to best industry practices, STS can perform a technology review of the customer's facilities covering areas such as electronic systems, hydraulics, pneumatics, repair activities and inventory management. STS can demonstrate to its customers those areas in which they meet best industry practices and, when they do not, offer detailed, cost-efficient steps to improve their performance to meet those standards. STS also conducts multiple-day training programs to help customers stay current with evolving technologies relevant to their operations.

STS has benefited from the trend for manufacturers to move towards increased standardization of products. The result is that many such products have to be modified and used in combination with other components in order to meet customers' performance requirements. STS recognized this trend as an opportunity to set up a formal system to customize standardized products to meet the more specialized needs of its customers. Management believes that there is a growing market for such customized solutions among medium and smaller original equipment manufacturers ("OEM") who do not have the capabilities to develop such products.

Since 1991, STS has opened 26 repair centers throughout the United States to provide customers with convenient and reliable sources for the repair of worn-out hydraulic power equipment. Repair centers have been useful in gaining market share as they have helped STS achieve an expanded relationship with many of its customers. They also provide STS with an opportunity to win new customers because many of the local distributors do not have the resources to provide comparable repair services. STS plans to continue its successful program of establishing service centers for the repair and overhaul of hydraulic equipment in major industrial markets around the country.

The six distribution companies which today comprise STS were acquired by the Company between 1976 and 1991. The acquired companies typically enjoyed profitable market niches created either through exclusive territories granted by their vendors or the unique services they offered. Until recently, STS operated each of its divisions on a decentralized basis with each division having its own president and vice president of sales. In December 1996, STS announced a three-year project to consolidate financial and administrative activities in its Chicago headquarters. STS is in the first stage of installing a new information system that should be fully operational by mid-1999. In addition, STS is in the process of consolidating 36 inventory stocking locations into fewer than ten facilities which the Company believes will result in significantly lower operating costs and better product availability. Centralized purchasing and inventory management is expected to result in improved fill rates for customers while at the same time reducing STS' inventory investment, leveraging its purchasing power with many suppliers and reducing suppliers' operating costs. As an important part of this restructuring, the focus of the sales organization will increasingly be on specific technologies and market segments instead of geography. Management estimates that the restructuring of the sales organization and distribution network will require approximately an additional 18 months beyond the original three year project schedule due to the need for further analysis of STS' customer base and logistics requirements.

Products and Suppliers. STS believes that it carries the most diverse selection of fluid power and related technical products of any distributor in the United States, totaling an estimated 100,000 items in five major product categories. Typically, hydraulic systems are employed for dealing with heavy loads in applications such as mining, manufacturing, construction or agriculture. An example of a hydraulic application is the system that controls the positioning of the scraping blade of a road grader - an integrated system of motors, pumps, valves, tubing, sensors and electronic controls. Pneumatic systems are similar to hydraulic systems except that air or some other gas is substituted for hydraulic fluid. Pneumatic systems are preferred for lighter weight applications such as light manufacturing and packaging lines. Hydraulic and pneumatic products represented approximately 60% and 21%, respectively, of STS' 1997 sales.

STS has a broad supply base which includes almost all major manufacturers of fluid power and related technical products in the United States. STS' top ten suppliers account for less than 30% of its 1997 sales. Because of the fragmented nature of the industry, manufacturers of this type of equipment historically have awarded their franchises on a limited geographical basis. STS has secured exclusive franchises within certain geographic areas from significant suppliers such as Vickers, Hydroline, Trabon, Versa, SMC, Denison, Norgren, Mosier and Hansen. Two of STS' larger suppliers are Sauer-Sunstrand and Commercial, whose products are distributed in most of STS' territories.

In recent years there has been considerable consolidation among suppliers, a trend which management believes will continue and benefit STS. In addition, STS seeks to provide valuable market and product information that enhances its relationships with its key suppliers by helping them improve their product offering in response to changing market demands.

Markets and Customers. STS currently serves over 35,000 customers, the top ten of which accounted for approximately 11% of its 1997 sales. Approximately 60% of sales are to OEM customers who incorporate the equipment or system purchased from STS into their final products. The remaining 40% of sales are to maintenance, repair and operation ("MRO") customers who use STS products as part of their production process.

Within the MRO and OEM markets, STS sells to construction and mining equipment manufacturers, industrial wholesale distributors, metalworking equipment manufacturers, farm and garden equipment manufacturers, industrial specialized machinery manufacturers and automobile and auto parts manufacturers.

Sales and Marketing. STS markets its products nationwide, principally through a network of outside sales representatives supported by inside sales representatives and a telemarketing operation. In order to become more responsive to the increasing demands of customers, STS has devoted substantial resources to make its sales force more specialized both in terms of technical training and industry knowledge.

STS employs approximately 315 outside sales representatives. Each customer has a primary sales representative who might be assisted by technology specialists or industry specialists. Technology specialists are available in the fields of hydraulics, pneumatics, mobile equipment, lubrication, filtration, automation and other specialties while industry specialists bring particular expertise in industries such as pulp and paper, construction equipment, injection molding or heavy metal working. STS is in the process of adding additional industry specialists to its sales organization.

To support the outside sales representatives, STS employs approximately 235 inside sales representatives who collectively function as a customer service department, taking orders from customers on the telephone, answering questions and solving problems. STS also employs approximately 20 people in its telemarketing group which is responsible for customers with sales potential not large enough to justify the cost of service by an outside sales representative. STS has established an electronic data interchange ("EDI") capability for use with selected customers and vendors and is in the early stages of establishing a presence on the Internet.

Competition. The great majority of STS' competitors are relatively small companies with sales of less than $10 million from one or two facilities. Many of these companies offer considerable depth in certain product lines, together with related technical support. STS competes with these companies on price, the strength of its product offering and an extensive range of ancillary technical services. The largest national competitor is Motion Industries which competes on the basis of price and product availability. Another national competitor is Applied Industrial Technologies, Inc., formerly known as Bearings, Inc.

     Sun Inventory Management Company (SIMCO)

SIMCO provides inventory management services resulting in the delivery of required material to the customer's point of use at the lowest total cost. SIMCO's customers range from small machine shops with two or three employees to major manufacturing facilities with thousands of employees.

SIMCO serves its small and medium-size accounts through its "expediter" activity. The expediter activity, with sales of $126 million in 1997, offers personalized, small parts inventory management service to the low volume customer. The expediter sales force relieves the customer of the inconvenience and expense of purchasing numerous, small, inexpensive maintenance parts and provides assurance against the expense and inconvenience of stock outs. Sales in this market segment tend to be of relatively small dollar value items with limited technology content but high service demands. The Company believes that SIMCO has a competitive advantage in this market segment due to its large sales force, a broad inventory of parts for diverse applications, a reputation for high-quality products, a responsive physical distribution system and a computerized material management system which permits 98% of all orders to be shipped within 24 hours. In 1997, the expediter activity of SIMCO sold more than 25,000 products to over 50,000 customers in the United States and Canada.

SIMCO's "integrated supply" activity, with sales of $53 million in 1997, is focused on major industrial manufacturing customers. In some instances, SIMCO will take over complete responsibility for a customer's purchases of maintenance, repair and operating supplies. In those cases, SIMCO places the purchase orders, receives the material and dispenses it to the customer's employees from the customer's tool cribs. The advantage to the customer is substantial reduction in the total cost of procuring and handling the thousands of items which are routinely used by a large facility, while at the same time improving the availability of these materials.

Products and Suppliers. SIMCO's expediter activity packages and inventories over 25,000 items in nine major product categories. The largest category is fasteners, which accounted for approximately 30% of SIMCO's 1997 expediter sales.

SIMCO purchases the parts it needs for its expediter activity from over 600 regular vendors, none of which account for greater than 2% of SIMCO's annual purchases. SIMCO has long-standing relationships with a majority of its suppliers and continually seeks to upgrade vendor performance by measuring it and educating vendors on SIMCO's quality and service standards. A majority of the products sold by SIMCO's expediter activity are packaged by vendors under SIMCO's private brand labels.

To maintain its reputation for leading product lines and "one-stop shopping," SIMCO's expediter activity emphasizes new product innovation and is an active participant in trade shows and trade publications. SIMCO works with its vendors to introduce more than 500 new products per year.

The products and suppliers used by SIMCO's integrated supply activity vary considerably depending on the nature of the customer's manufacturing activity. SIMCO seeks to maximize its purchasing power by aggregating purchases of common items used by multiple SIMCO customers and also by purchasing through the other SunSource businesses. SIMCO often obtains lower prices and provides improved availability for many products without changing the customer's vendors.

Markets and Customers. Customers of the expediter activity tend to be smaller companies that make frequent small purchases. A typical expediter customer purchases less than $2,400 per year from SIMCO and includes truck fleet operators, construction and mining operations, industrial plants, paper plants, welding shops, hospitals, schools, government facilities and automobile dealerships.

SIMCO's integrated supply customers tend to be large industrial facilities which purchase in excess of $1 million per year from SIMCO. SIMCO's major industrial customers include Colgate Palmolive, Mercedes Benz and Marley Cooling Tower.

Sales and Marketing. SIMCO's expediter sales representatives serve their customers by providing merchandising systems, helping control inventory and physically stocking and organizing products. Items typically include nuts, bolts, small cutting tools, lubricants and related items. The service provided to the customer is to insure that all of these small consumables remain in stock, thereby enabling the customer to avoid the expense of maintaining inventories, placing purchase orders and receiving materials. Even more importantly, the customer's highly trained technicians do not have to waste time and money tracking down missing parts of nominal dollar value. Larger accounts are offered programmed inventory maintenance service ("PIMS") to ensure that inventory is maintained at appropriate levels. PIMS sales account for approximately 20% of total expediter sales. SIMCO also offers customized product literature which is targeted to selected niche markets.

SIMCO's expediter sales force consists of approximately 750 sales representatives, each of whom sells the entire product line and serves an average of 65 customer accounts. Ten to twelve sales representatives in a geographical area report to a district manager, who in turn reports to one of ten regional vice presidents. Sales management support includes training on new product applications and technical information to assist customers in solving operational and maintenance problems. The marketing department provides support in the form of product line management, promotional programs, catalogs and related materials. Logistics support is provided by seven strategically located distribution centers and a computerized material management system which assures fast, accurate and complete shipments.

SIMCO approaches its larger integrated supply customers by offering to perform a survey of their existing procurement practices. The goal of the study is to determine whether the customer's total costs can be reduced by utilizing the outsourcing services offered by SIMCO. Typically, savings occur in the customer's purchasing department, in its tool cribs or other dispensing locations within its facility and in lower inventory carrying costs. The net result of a decision to outsource to SIMCO is typically lower total costs, substantial reduction in inventory investment and improved product availability.

Competition. SIMCO's expediter activity competes primarily with other national expediters that similarly provide a high level of service, and to a lesser extent with more narrowly focused regional or small local distributors competing mainly on the basis of low price with minimal service. The four largest national expediters are Premier Industrial, Bowman Products, Curtis Industries and Lawson Products, none of which has a significant market share. SIMCO's expediter business serves all segments of the highly fragmented MRO market and has less than 1% market share. The Company believes that SIMCO can capture additional market share by increasing the number of its qualified sales representatives and has recently undertaken a program to improve the quality and training of its sales representatives.

The competition for SIMCO's integrated supply activity comes from a large number of companies following a variety of strategies. Some competitors seek to be perceived as an integrated supplier by continually increasing the number of product lines offered. Other competitors provide staff to dispense product in a customer's plant. SIMCO also competes with "strategic alliances" among established distributors of traditional product lines.


Hardware Merchandising Services (Hillman)

The Company believes that Hillman, with sales of $107 million in 1997, is the leading supplier of merchandising services, fasteners and related small hardware repair items to retail outlets in the United States. Through its sales and service force, Hillman provides hardware retailers in all 50 states and in Mexico, Central and South America with an extensive line of fasteners and other small hardware items. More importantly, Hillman complements its extensive product selection with value-added services for the retailer.

Fasteners and other small hardware items typically account for approximately 25% of a hardware store's traffic, but less than 5% of its revenues. A typical hardware store maintains in inventory thousands of different items, many of which generate only small profits. It is difficult for a retailer to monitor economically all stock levels and to reorder the products from multiple vendors. The problem is compounded by the necessity of receiving small shipments of inventory at different times and having to stock the goods. However, failure to have these small items consistently available will have an adverse effect on store traffic, thereby denying the retailer the opportunity to sell items that generate higher profits.

Hillman's sales representatives regularly visit retail outlets to review stock levels and to reorder those items in need of replacement. Thousands of items can thus be actively managed with the retailer experiencing a substantial reduction in paperwork and labor costs. Hillman's sales representatives also assist in organizing the products in a user-friendly manner. Hillman complements its broad range of products with value-added merchandising services such as displays, product identification stickers, retail price stickers, store rack and drawer systems, assistance in rack positioning and store layout and inventory and restocking services. Hillman periodically introduces new package designs and color-coding for ease of shopping by hardware store customers, and also modifies rack designs to improve attractiveness of individual store displays. Furthermore, Hillman provides the retailer with inventory management software that ties to the retailer's point-of-sale system. In effect, Hillman functions as a merchandising manager for the hardware store. Hillman supports these services with high order fill rates and rapid delivery from its nine distribution centers across the United States. Orders are shipped within 24 hours with a 96% order fill rate.

Products and Suppliers. Hillman buys its products from approximately 500 vendors, the largest of which accounted for 12.8% of Hillman's 1997 purchases and the top ten of which accounted for less than 47% of Hillman's 1997 total purchases. Hillman's wide variety of products includes standard and specialty nuts, bolts, screws, washers and anchors, plus brass, stainless steel, plastic and miscellaneous fasteners. Management believes that Hillman's selection of over 20,000 fastener items is the largest in the industry. Non-fastener products include locks, keys, letters, numbers, signs, rope and chain accessories and an extensive list of special-purpose items having a relatively limited product line such as corks, electrical connectors, flashlight bulbs, specialty fuses, and picture hangers.

Hillman buys approximately half of its purchases directly from foreign suppliers and coordinates its overseas purchasing with SIMCO. The balance of purchases are made from domestic manufacturers and master distributors. To assure quality from its vendors, Hillman conducts annual on-site evaluations and random sampling of products and communicates the results to vendors. Hillman also tracks the performance of its vendors based on delivery time and accuracy of shipments.

Markets and Customers. Hillman services approximately 8,500 full service retail outlets. Hillman historically has serviced individual dealers of some of the larger cooperatives, such as Cotter (Tru-Serv), Ace and HWI. Hillman sells directly to the cooperative's retail locations and also supplies many fastener items to the cooperative's central warehouses. These central warehouses continue to distribute to their smaller members that do not have the purchase volume to justify direct service from Hillman. These arrangements with the cooperatives reduce credit risk and logistic expense for Hillman and reduce central warehouse inventory and delivery costs for the cooperatives.

Hillman is also increasing its focus on regional and national lumber yards and home centers, particularly companies with three to fifteen locations. Management believes that the dynamics which make its services attractive to hardware retailers are present with these larger customers as well. At the present time, Hillman sells approximately $17 million to this market segment. Management has established a special sales and service force to further penetrate this market segment.

Hillman also sells to approximately 6,000 smaller hardware outlets who are not large enough to qualify for Hillman's full service program, and has four sales representatives dedicated to serving industrial customers. Hillman can offer such industrial customers very attractive prices because of Hillman's purchasing power and low freight costs.

Sales and Marketing. Hillman believes that it is more responsive to customers' needs than its competitors because it operates the largest direct national sales force selling fasteners and small hardware repair items and providing related value-added services to hardware stores. The sales force is comprised of a vice president of sales, two regional managers, 17 field sales managers and approximately 175 sales representatives. Each sales representative is responsible for approximately 50 full service accounts, each of which is generally called on an average of every three weeks. Several specialists call on cooperative warehouses and others focus on home centers and regional lumber yards. The sales effort to home centers and lumber yards is supported by a 60 person service organization that is devoted to maintaining the customers' inventory levels and ensuring that the Hillman displays are properly maintained. Hillman has an EDI system which is used by a number of larger customers. Hillman's sales force is supported by a 15 person customer support staff which is responsible for quoting special items and bulk quantity orders, expediting orders, issuing credits and providing sales representatives with customer feedback.

Competition. The principal competitors for Hillman's core business are Midwest Fasteners, Serv-A-lite, Elco and Sharon Bolt & Screw, the latter two of which carry mainly fastener products. Hillman competes primarily on the strength of the merchandising services it provides, as well as product availability, price and breadth of product line. Management estimates that Hillman sells to approximately 65% of the full service retail outlets that comprise its core market. The smaller hardware outlets who purchase products but not services from Hillman also purchase products from local and regional distributors and cooperatives. Competition in this segment is primarily on the basis of price and availability.

The principal competitors in the home center, regional and national lumberyard markets are Crown Bolt with an estimated 50% market share and Elco and Newell Industries. Hillman estimates its share in this market to be less than 10%. Competition is based primarily on in-store service and price. Other competitors are local and regional distributors.


Glass Merchandising (Harding)

Harding, with sales of approximately $88 million in 1997, is one of the largest regional networks of full service retail glass shops in the United States. Harding operates in the following businesses: retail automotive and flat glass, insulating glass, small contract glazing and the wholesale distribution of automotive and flat glass.

Harding provides retail glass products and related services through a network of approximately 85 retail locations throughout the Southwestern United States and, to a lesser degree, along the East Coast. Customers include individuals, insurance companies and commercial accounts. The retail glass market is highly fragmented within the U.S. market, consisting primarily of small, privately owned companies with one or two locations. The industry is in the early stages of consolidation and Harding believes that it is well positioned to capitalize on this opportunity due to its substantial purchasing power and its comprehensive management information systems.

As a result of emphasizing the higher margin retail business and deemphasizing lower margin businesses, such as glass tempering and large contract glazing, Harding has increased its overall gross margins from 34.9% in 1994 to 40.4% in 1997. Harding is positioned as a full-service glass retailer offering one of the broadest product lines in the retail glass industry as well as installation services for automotive glass, windows and commercial store fronts. The role of the fabrication and wholesale activities is to ensure that the full service shops receive the products they require at the lowest total cost.

Harding's new management information system links all of its formerly independent locations and improves its ability to manage operations. The system also allows Harding to centralize its purchasing function, thereby enabling it to take advantage of its significant purchasing power. Another important benefit is that acquired businesses can immediately begin following Harding's standardized business practices. The Company believes that this will allow Harding to integrate acquisitions substantially faster than previously and reduce the dependence on key employees at any location.

Products and Suppliers. Harding maintains in inventory over 8,000 items and many more products can be fabricated to meet customer requirements. Harding purchases both automotive and flat glass from four leading national manufacturers, as well as from regional glass companies and local distributors. These four manufacturers account for approximately 25% of Harding's purchases. In addition to flat and automotive glass, Harding purchases a number of other items, including sheet mirror, framed mirror, shower door frames and accessories from a variety of manufacturers and distributors. Harding has in inventory over 90% of the products ordered by its customers.

Markets and Customers. Approximately 37% of retail autoglass sales are attributable to insurance companies while the remaining sales are divided among individuals, autobody shops, rental car agencies and car dealerships. Retail flat glass sales are split fairly evenly between individual consumers and small contract jobs under $5,000. Wholesale autoglass sales are primarily to glass shops, while wholesale flat glass sales are divided among independent retail glass shops, window manufacturers and large contract glaziers. Harding's top ten customers accounted for approximately 10% of 1997 sales.

Sales and Marketing. The majority of Harding's retail customers are located within ten miles of a store and typically order in person or via phone. The retail marketing effort relies on the strategic location of the stores as well as advertising in the local media. Harding's retail organization also maintains a 24 person sales force of whom 19 sell both flat and automotive glass and five focus exclusively on flat glass.

The retail sales force calls on replacement automotive glass users such as auto body shops, rental car agencies, automotive dealerships and insurance agents who direct insured claims to approved suppliers. Sales management calls on regional and national fleet accounts, insurance companies and network providers in order to become an approved or preferred supplier. Network providers are companies that handle the entire glass replacement process for many insurance companies.

Harding's wholesale operation has a nine person sales force, all of whom sell both flat and automotive glass. Sales representatives call on flat glass customers such as window manufacturers, glass shops, and other large users of glass such as contract glaziers.

Competition. Because of the diversity of markets and geographic locations it serves, Harding has numerous competitors at the retail level. Harding's retail competitors can be categorized as follows: national automotive chains, large regional glass retailers and local independent glass shops. Harding, with its broad offering of both automotive and flat glass, has positioned itself as the largest comprehensive glass retailer in its region. At the wholesale level, Harding faces competition from national, regional and local competitors. In addition, in recent years, the major manufacturers of automotive and flat glass have been taking steps to integrate vertically into wholesale distribution, thereby assuring themselves of greater control over the sale of their products.

The Company believes that Harding is currently the largest full service retail glass shop business in the United States with approximately 85 retail locations. Although a number of chains are larger than Harding, they deal primarily in auto glass replacement and are not full service shops. Competition for Harding's full service shops comes mainly from single location operations or small chains. Harding's purchasing power and recently installed comprehensive information system give it significant advantages over these competitors.


Insurance Arrangements

Under the Company's current insurance programs, commercial umbrella coverage is obtained for catastrophic exposure and aggregate losses in excess of expected claims. Since October 1991, the Company has retained the exposure on certain expected losses related to worker's compensation, general liability and automobile. The Company also retains the exposure on expected losses related to health benefits of certain employees. The Company believes that its present insurance is adequate for its businesses. See Note 17 of Notes to Consolidated Financial Statements of the Company as of and for the three years ended December 31, 1997.


Employees

As of December 31, 1997, the Company employed approximately 3,900 employees, of which approximately 1,750 were sales personnel, approximately 1,200 were employed as warehouse and delivery personnel, and approximately 950 held administrative positions. The Company has collective bargaining agreements with 5 unions representing a total of approximately 80 employees. In the opinion of management, employee relations are good.

Backlog

The Company's sales backlog was $68.3 million as of December 31, 1997, and $59.5 million as of December 31, 1996. On average, the Company's backlog is less than one month's sales.

Item 2 - Properties.

The Company currently has approximately 193 warehouse and stocking facilities located throughout the United States, Canada and Mexico. Most of these include sales offices. Approximately 16% of these facilities are owned and the remainder are leased. The Company's principal properties are warehouse facilities, as follows:

   Division                      Location                  Description
   --------                      --------                  -----------
   Hillman                   Cincinnati, Ohio           250,000 sq.ft. (leased)
   Harding Glass             Denver, Colorado           184,000 sq.ft. (owned)
   SIMCO                     Itasca, Illinois            80,000 sq.ft. (owned)

In the opinion of management, the Company's existing facilities are in good condition.

Item 3 - Legal Proceedings.

Litigation originally instituted on February 27, 1996 is pending in the Court of Common Pleas of Montgomery County, Pennsylvania in which Dorman Products of America, Ltd. ("Dorman"), and its parent, R&B, Inc. ("R&B"), allege that misrepresentations of certain facts were made by the Company's subsidiary Operating Partnership, upon which R&B allegedly based its offer to purchase the assets of the Dorman Products division of such subsidiary Operating Partnership. Dorman and R&B seek damages of approximately $21.0 million. In the opinion of management, the ultimate resolution of this matter will not have a material effect on the consolidated financial position, operations or cash flows of the Company.

Item 4 - Submission of Matters to a Vote of Security Holders.

Not applicable.

Executive Officers of the Company

The following table sets forth certain information regarding the Company's executive officers.

Name                   Age    Position
----                   ---    --------
Donald T. Marshall      64    Chairman of the Board and Chief Executive Officer

John P. McDonnell       63    President and Chief Operating Officer; Chief
                              Executive Officer, SunSource Industrial Services
                              Company

Norman V. Edmonson      57    Executive Vice President

Joseph M. Corvino       43    Vice President - Finance; Chief Financial Officer;
                              Treasurer and Secretary

Max W. Hillman, Jr.     51    Chief Executive Officer, Hillman

Harold J. Cornelius     49    Chief Executive Officer, Harding

All executive officers are elected for a one-year term by the Board of Directors. There are no family relationships between any of the Company's executive officers and directors.

The following is a summary of the business experience of the executive officers listed above during at least the last five years. Periods prior to the Conversion on September 30, 1997 relate to the Company's predecessor.

Donald T. Marshall has been the Chairman and Chief Executive Officer since December 1988.

John P. McDonnell has been the President and Chief Operating Officer since December 1994. Mr. McDonnell served as Group Vice President from December 1987 to December 1994.

Norman V. Edmonson has been the Executive Vice President since December 1994. Mr. Edmonson served as Group Vice President from December, 1980 to
December 1994.

Joseph M. Corvino has been Vice President-Finance, Chief Financial Officer, Treasurer and Secretary since December 1995. Mr. Corvino served as Vice President and Controller from May 1993 to December 1995 and as Controller from December 1985 to May 1993.

Max W. Hillman, Jr. has been the Chief Executive Officer of Hillman since December 1996. Mr. Hillman served as Group Vice President from December 1991 to December 1996.

Harold J. Cornelius has been the Chief Executive Officer of Harding since December 1996. Mr. Cornelius served as Group Vice President from December 1988 to December 1996.

                                    PART II

Item 5 - Market for Registrant's Common Shares and Related Stockholder Matters

Market Prices

As a result of the Conversion, the Common Shares began trading on the New York Stock Exchange on October 1, 1997, under the symbol "SDP". The following table sets forth the high and low closing sale prices on the New York Stock Exchange composite Tape for the Common Shares since that date:

                                    HIGH                LOW
                                   ------              -----
           1997
           ----
           Fourth Quarter          $25 13/16          $23 1/2

As a result of the Conversion, each Class B limited partnership interest of the Partnership was exchanged on September 30, 1997 for 0.25 of a Common Share, effectively a one-for-four reverse split. The following table shows the quarterly range of high and low closing sales prices on the New York Stock Exchange Composite Tape for the Class B limited partnership interests for the periods indicated, adjusted for the one-for-four reverse split:

                                    HIGH                LOW
                                   ------              -----
           1997
           ----
           First Quarter          $18                 $16 1/2
           Second Quarter          20 1/2              16
           Third Quarter           23 1/2              19

           1996
           ----
           First Quarter          $20 1/2             $16
           Second Quarter          18                  16
           Third Quarter           18                  17
           Fourth Quarter          18 1/2              16 1/2


Offering

On March 25, 1998 the Company closed an offering of its Common Shares (the "Offering"). The Company issued and sold 500,000 shares in addition to shares sold by certain selling stockholders in the Offering. The underwriters in the Offering exercised their option to purchase 296,408 additional Common Shares of the Company to cover over-allotments, which was settled on March 27, 1998.

Including the results of the Offering, on March 27, 1998 there were approximately 750 holders of record of the Common Shares. The total number of Common Shares outstanding as of March 27, 1998 was 7,215,344.

Dividends

The Company paid a cash dividend of $0.10 per Common Share on January 6, 1998. On March 25, 1998, the Board of Directors declared a dividend of $0.10 per Common Share payable on April 10, 1998 to holders of record as of April 6, 1998. The Company expects to declare future quarterly dividends on the Common Shares of $0.40 per Common Share annually, subject to the discretion of the Board of Directors and dependent upon, among other things, the Company's future earnings, financial condition, capital requirements, funds needed for acquisitions, level of indebtedness, contractual restrictions and other factors that the Board of Directors deems relevant.

Item 6 - Selected Financial Data.

The following table sets forth selected consolidated financial data of the Company and the Partnership as of and for the five years ended December 31, 1997. Data for all periods shown are derived from financial statements of the Company and the Partnership which have been audited by Coopers & Lybrand L.L.P., independent accountants, as indicated in their reports thereon. See accompanying Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for information regarding the Conversion and Refinancing as well as acquisitions and divestitures that affect comparability.

    (dollars in thousands, except for partnership interest and share data)


Income Statement Data for Years    1997     1996      1995      1994     1993
Ended December 31:              ------------------------------------------------

Net sales                       $698,131  $649,254  $628,935  $735,861  $655,707
Gross profit                     283,278   260,594   251,337   284,076   253,266
Income from operations            36,054    24,452    31,302    37,759    28,975
Gain on sale of divisions             --        --    20,644     3,523        --
Distributions on guaranteed
 preferred beneficial interests    3,058       N/A       N/A       N/A       N/A
Provision (benefit) for income
 taxes                            (6,680)   (1,140)      537       100       869

Income before extraordinary
 loss and cumulative effect of
 change in accounting principle   32,532    19,267    44,745    29,544    18,506

Extraordinary loss                (3,392)       --      (629)       --        --

Net income                        29,140    19,267    44,116    29,544    18,506

Earnings per limited partnership
 interest:
Income before extraordinary loss
  - Class A                          N/A     $1.10     $1.10     $1.10     $1.10
  - Class B                          N/A     $0.32     $1.48     $0.79     $0.28

Extraordinary loss
  - Class A                          N/A     $  --    $  --      $  --     $  --
  - Class B                          N/A     $  --    $(0.03)    $  --     $  --

Net income
  - Class A                          N/A     $1.10    $ 1.10     $1.10     $1.10
  - Class B                          N/A     $0.32    $ 1.45     $0.79     $0.28

Pro forma net income per
 common share                      $1.88       N/A       N/A       N/A       N/A

Cash provided by operations     $ 27,913  $ 23,298  $ 17,050  $ 17,704  $ 23,571

Cash distributions declared per
  limited partnership interest
  - Class A                          N/A     $1.10     $1.10     $1.10     $1.10
  - Class B                          N/A     $0.33     $0.67     $0.49     $0.27

Dividends declared per common
 share                             $0.10       N/A       N/A       N/A       N/A

Balance Sheet Data at December 31:

Total assets                    $306,142  $262,555  $254,591  $266,186  $273,493
Long-term debt and capitalized
  lease obligations               93,728    69,150    63,934    75,168   104,185

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information which management believes is relevant to an assessment and understanding of the Company's operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

General

SunSource Inc. (the "Company" or "Corporation") is one of the leading providers of industrial products and related value-added services in North America. The Company is organized into three businesses which are SunSource Industrial Services Company, Hillman and Harding.

SunSource Industrial Services Company is comprised of SunSource Technology Services ("STS") and SunSource Inventory Management Company ("SIMCO"). STS offers a full range of technology-based products and services to small, medium and large manufacturers. SIMCO provides small parts inventory management to low volume customers through its expediter activity and integrated inventory management to large industrial manufacturing customers through its integrated supply activity.

Hillman operates in the Hardware Merchandising Services Segment, providing small hardware and related items and merchandising services, to retail outlets, primarily hardware stores, home centers and lumberyards.

Harding operates in the Glass Merchandising Segment, selling retail and wholesale automotive and flat glass and providing auto glass installation and small contract glazing services to individual consumers, insurance companies, autobody shops, and other customers through a large network of retail glass shops.

Conversion

The conversion of SunSource L.P. (the "Partnership"), predecessor to the Company, to a corporation became effective at the close of business on September 30, 1997 (the "Conversion"). In connection with the Conversion, the Company refinanced its outstanding senior notes and bank revolving credit (the "Refinancing").

The Company incurred $5.2 million of transaction and other costs related to the Conversion ($4.7 million of transaction costs and a $.5 million charge for deferred compensation accelerated as a result of the Conversion). Of this amount, $2.7 million was paid in 1997, $1.7 million was paid in 1996, and $0.8 million is expected to be paid in 1998.

Related to the Refinancing, the Company incurred an extraordinary loss of $3.4 million (net of $1.0 million in deferred tax benefits) due to the early extinguishment of senior notes resulting in prepayment penalties of $4.3 million and other costs of $0.1 million.

The Conversion resulted in the Company reporting a stockholders' deficit due to the exchange of Trust Preferred Securities and cash for all of the Class A limited partnership interests which was recorded at fair value aggregating $130.4 million. Stockholders' deficit amounted to $3.1 million upon the Conversion at September 30, 1997 and $0.5 million at December 31, 1997. The Trust Preferred Securities have both equity characteristics and certain creditors' rights, and therefore are classified between total liabilities and stockholders' deficit on the Company's balance sheet. The Trust Preferred Securities bear interest at an annual rate of 11.6% and are cumulative and callable, at the Company's option, after September 30, 2002.

The interest payments on the Junior Subordinated Debentures underlying the Trust Preferred Securities of approximately $12.2 million annually are deductible for federal income tax purposes under current law and will remain an obligation of the Company until the Trust Preferred Securities are redeemed or upon their maturity in 2027.


Restructuring

In December 1996, the Company recorded restructuring charges of $6.0 million (on a pre-tax basis) related to a restructuring and consolidation of STS (approximately $4.4 million) and the one-time write-off of certain non-performing assets of Harding (approximately $1.6 million). The restructuring plan is expected to result in the elimination of approximately 175 employees in the STS divisions and result in net cost savings of approximately $5.0 million annually upon its completion. The restructuring plan is a three-year project that will consolidate all financial and administrative responsibilities for STS in a centralized location which is expected to be completed by mid-1999. However, the Company has deferred completion of restructuring of the STS sales organization and distribution network for an additional 18 months beyond the original three year project schedule pending further analysis of its customer base and logistics requirements. Of the $4.2 million of restructuring charges that will result in cash payments, $0.2 million was paid by the Company during the year ended December 31, 1996, and an additional $1.9 million was paid during the year ended December 31, 1997. Of the remaining balance of $2.1 million, approximately $1.8 million is expected to be paid during 1998 and $0.3 million in 1999.


Sale of Certain Divisions

The Company sold its Downey Glass division on October 27, 1995 and its Dorman Products division on January 3, 1995, for an aggregate cash consideration, net of expenses, of approximately $42.8 million and the assumption of certain liabilities (subject to certain post-closing adjustments). The proceeds from these divestitures were used to reduce debt and for general Company purposes including acquisitions. The Company recorded a gain on the sale of these divisions aggregating $20.6 million. See Item 3 - Legal Proceedings and Note 17 of the Notes to the Consolidated Financial Statements of the Company for the three years ended December 31, 1997 regarding litigation pertaining to the sale of the Dorman Products division.

Sales and income from operations from Downey aggregated $29.1 million and $0.3 million, respectively, for the year ended December 31, 1995.

Acquisitions

The Company recently resumed its strategy to acquire retail glass shops for integration with Harding. Since August 31, 1997, Harding acquired the assets of three retail glass shops for net cash consideration of $0.8 million. Sales from the acquired shops aggregated approximately $2.5 million for the twelve-month period prior to acquisition.

On April 11, 1996, STS purchased certain assets of Hydraulic Depot, Inc., for an aggregate purchase price of $0.7 million. Sales of Hydraulic Depot were $2.8 million for the year ended December 31, 1997 and $2.0 million from the acquisition date through December 31, 1996.

On November 13, 1995, Hillman purchased certain assets of the retail division of Curtis Industries ("Curtis") for an aggregate purchase price of $8.0 million and the assumption of certain liabilities. Curtis was integrated with the Hillman division and generated sales of approximately $16.4 million for the twelve months ended December 31, 1997, $11.0 million for the twelve months ended December 31, 1996 and $1.6 million from the acquisition date through December 31, 1995.

The Board of Directors of the Company has authorized the acquisition by Hillman of certain assets of a retail hardware business which had sales in its last fiscal year of approximately $17.0 million.

Results of Operations

     Segment Sales and Profitability for the Three Years Ended December 31, 1997

The table below reflects the results of ongoing operations of the Company which excludes the sales, gross profit and operating expenses of Downey, divested in October 1995. The management fee represents a payment made by the Company to its general partner while operating as a master limited partnership. Since the Company's conversion to corporate form, the management fee is retained by a wholly owned subsidiary of the Company and is eliminated in consolidation.


                                                                      Year Ended December 31,
                                                    1997                        1996                     1995
                                            -------------------         -------------------        -----------------
                                                                      (dollars in thousands)
                                                                      ----------------------
Sales                                                 % Total                      % Total                   % Total
-----                                                  Sales                        Sales                     Sales
SunSource Industrial Services                          -----                        -----                     -----
  STS                                       $323,588   46.4%             $299,068   46.1%          $285,466   47.6%
  SIMCO - Expediter                          125,911   18.0%              121,389   18.7%           113,715   19.0%
  SIMCO - Integrated Supply                   52,979    7.6%               43,392    6.7%            31,860    5.3%
                                            --------   -----             --------   -----          --------   -----
    Industrial Services                      502,478   72.0%              463,849   71.5%           431,041   71.9%
Hillman                                      107,395   15.4%               95,036   14.6%            77,263   12.9%
Harding                                       88,258   12.6%               90,369   13.9%            91,561   15.2%
                                            --------   -----             --------   -----          --------   -----
  Consolidated Net Sales                    $698,131  100.0%             $649,254  100.0%          $599,865  100.0%
                                            ========  ======             ========  ======          ========  ======

Gross Profit                                          %Sales                       %Sales                    %Sales
------------                                          ------                       ------                    ------
SunSource Industrial Services
  STS                                       $ 85,902   26.5%             $ 76,896   25.7%          $ 75,527   26.5%
  SIMCO - Expediter                           90,171   71.6%               87,839   72.4%            83,122   73.1%
  SIMCO - Integrated Supply                   13,216   24.9%               11,436   26.4%             9,372   29.4%
                                            --------                     --------                  --------
    Industrial Services                      189,289   37.7%              176,171   38.0%           168,021   39.0%
Hillman                                       58,319   54.3%               48,878   51.4%            41,037   53.1%
Harding                                       35,670   40.4%               35,545   39.3%            33,630   36.7%
                                            --------                     --------                  --------
  Consolidated Gross Profit                 $283,278   40.6%             $260,594   40.1%          $242,688   40.5%
                                            ========                     ========                  ========

EBITA (1)                                             %Sales                       %Sales                    %Sales
---------                                             ------                       ------                    ------
SunSource Industrial Services
  STS                                       $ 14,784    4.6%             $ 13,335    4.5%          $ 15,743    5.5%
  SIMCO - Expediter                           21,160   16.8%               19,199   15.8%            15,478   13.6%
  SIMCO - Integrated Supply                    2,968    5.6%                1,892    4.4%             1,723    5.4%
                                            --------                    ---------                 ---------
    Industrial Services                       38,912    7.7%               34,426    7.4%            32,944    7.6%
Hillman                                       10,874   10.1%                7,130    7.5%             7,314    9.5%
Harding                                        2,131    2.4%                3,231    3.6%             3,405    3.7%
                                            --------                    ---------                 ---------
  Total operations before
   corporate expenses                         51,917    7.4%               44,787    6.9%            43,663    7.3%
Corporate expenses                            (8,425)                      (6,981)                   (7,340)
                                            --------                    ---------                 ---------
  Total operations after
   corporate expenses                         43,492    6.2%               37,806    5.8%            36,323    6.1%
Management fee                                (2,491)                      (3,330)                   (3,330)
Restructuring charge                              --                       (5,950)                       --
Transaction costs - Conversion                (3,053)                      (2,150)                       --
                                            --------                    ---------                 --------
  Consolidated EBITA                        $ 37,948    5.4%             $ 26,376    4.1%          $ 32,993    5.5%
                                            ========                    =========                 =========

(1) "EBITA" (earnings before interest, taxes and amortization) is defined as income from operations before amortization.

     Years Ended December 31, 1997 and 1996

Net income for the year ended December 31, 1997 was $29.1 million compared with $19.3 million in 1996. As previously discussed, 1997 net income included a $3.1 million charge for transaction and other costs associated with the Conversion and an extraordinary loss from early extinguishment of debt in the amount of $3.4 million. The 1996 net income included a $4.9 million charge (net of $1.1 million in deferred tax benefits), related to the restructuring of STS and Harding and a $2.1 million charge for transaction costs associated with the Conversion.

After giving effect to the Conversion, the Refinancing and non-recurring items, pro forma net income for the twelve months ended December 31, 1997 was $12.2 million or $1.88 per Common Share, an increase of 39.6% above the comparable 1996 net income of $8.6 million or $1.35 per Common Share. See Note 1 of Notes to Consolidated Financial Statements of the Company for the three years ended December 31, 1997 for adjustments that affect comparability to historical results.

Net sales increased $48.9 million or 7.5% in 1997 to $698.1 million from $649.3 million in 1996. Sales variances by segment are as follows:

                                               Sales Increase (Decrease)
                                               -------------------------
                                                    Amount         %
                                                    ------       -----
                                                (In thousands)
   SunSource Industrial Services Company
      STS                                          $ 24,520       8.2 %
      SIMCO - Expediter                               4,522       3.7 %
      SIMCO - Integrated Supply                       9,587      22.1 %
                                                  ---------
           Industrial Services                       38,629       8.3 %
      Hillman                                        12,359      13.0 %
      Harding                                        (2,111)     (2.3)%
                                                  ---------
           Total Company                           $ 48,877       7.5 %
                                                  =========


STS sales increased $24.5 million or 8.2% in 1997 to $323.6 million from $299.1 million in 1996 due to continued strength in existing product markets, new product line additions and sales territory expansion. Expediter sales increased $4.5 million or 3.7% in 1997 to $125.9 million from $121.4 million in 1996 due to sales growth of 3.0% in the U.S. marketplace and 8.3% in Canada as a result of general economic strength. Integrated supply sales increased $9.6 million or 22.1% in 1997 to $53.0 million from $43.4 million in 1996 due primarily to an increase in the number of in-plant inventory management programs.

Hillman's sales increased $12.4 million or 13.0% in 1997 to $107.4 million from $95.0 million in 1996 due to contributions from the Curtis acquisition in the amount of approximately $5.0 million and the balance of $7.4 million in growth from new accounts, expansion of existing product lines and market penetration of new product lines.

Harding's sales declined $2.1 million or 2.3% in 1997 to $88.3 million from $90.4 million in 1996 due to a decrease of $2.0 million in wholesale glass, brokerage and other product line sales. In addition, the discontinuation of certain low margin product lines and markets served resulted in reduced sales of $0.4 million, offset by an increase in retail glass and contract sales of $0.3 million from 1996. In recent years, Harding has discontinued certain low-margin product lines and has withdrawn from non-strategic markets. Growth in Harding's retail glass shops is expected to continue as a result of internal sales programs and acquisitions.

Total Company cost of sales increased $26.2 million or 6.7% in 1997 to $414.9 million from $388.7 million in 1996 due primarily to increased sales levels in the comparison period.

The Company's consolidated gross margin was 40.6% in 1997 compared with 40.1% in 1996. SunSource Industrial Services Company's gross margin was 37.7% in 1997 compared with 38.0% in 1996, a decrease of 0.3%. STS's gross margin increased 0.8% in 1997 due to labor efficiencies in its service and repair business and lower freight costs. The SIMCO Expediter activity's gross margin declined 0.8% in 1997 due to competitive pricing pressures. The SIMCO Integrated Supply activity's gross margin declined 1.5% in 1997 due to changes in sales mix as a result of new in-plant inventory management programs.

Hillman's gross margin increased 2.9% due primarily to reduced packaging costs in 1997 which were much higher in 1996 as a result of costs associated with the integration of the Curtis acquisition and for other business expansion programs. Harding's gross margin increased 1.1% due to improved purchasing management and the discontinuation of lower margin product lines.

The Company's selling, general and administrative ("S,G&A") expenses increased by $16.6 million or 7.6% to $235.8 million in 1997 from $219.2 million in 1996. Selling expenses increased $7.1 million supporting increased 1997 sales levels in the SunSource Industrial Services Company and increased marketing efforts at Harding. Warehouse and delivery expenses increased $2.8 million due to expansion programs by certain operating units and the addition of several large in-plant accounts by SIMCO. General and administrative expenses increased $6.7 million consisting of: (i) an increase of $5.3 million to support the overall increase in 1997 sales levels and the increased number of systems accounts in the Industrial Services business, and (ii) an increase of $1.6 million in corporate expenses compared to 1996 which included an expense reduction of $1.5 million as a result of incentive-based compensation plans and a non-recurring reduction in insurance reserves of $0.2 million.

S,G,&A expenses as a percentage of sales remained consistent with 1996, as follows:

                                                         Twelve Months
                                                         -------------
                                                     1997             1996
                                                     ----             ----
         Selling Expenses                            16.3%            16.4%
         Warehouse and Delivery Expenses              6.2%             6.3%
         General and Administrative Expenses         11.3%            11.1%
                                                     ----             ----
                  Total S,G&A Expenses               33.8%            33.8%
                                                     ====             ====

Depreciation expense increased $0.4 million to $4.0 million in 1997 from $3.6 million in 1996 due primarily to an increase in the depreciable fixed asset base.

The Company's consolidated operating profit margin ("EBITA, as a percentage of sales") after corporate expenses improved in 1997 to 6.2% from 5.8% in 1996. SunSource Industrial Services Company improved its operating profit margin to 7.7% in 1997 from 7.4% in 1996 primarily as a result of expense efficiencies. Hillman improved its operating profit margin significantly in 1997 to 10.1% from 7.5% in 1996 due to improved packaging productivity in 1997 as previously discussed. Harding's operating profit margin declined in 1997 to 2.4% from 3.6% in 1996 due to significant investments in sales and marketing efforts in 1997 and reduced sales as a result of discontinuation of certain low margin product lines and markets served.

Under partnership form, the management fee due the General Partner amounted to $3.3 million annually. Upon Conversion, the management fee is retained by a wholly-owned subsidiary of the Company. The amount for 1997 of $2.5 million is based on nine months only through the Conversion date.

Interest expense, net, increased $0.3 million to $7.2 million in 1997 from $6.9 million in 1996 due primarily to increased borrowing levels under the Company's revolving credit facility.

Other income decreased $0.5 million to $0.1 million in 1997 from $0.6 million in 1996 due primarily to favorable non-recurring legal settlements and post-closing adjustments related to divisions sold which were recorded in 1996.

The Company pays interest to the Trust on the Junior Subordinated Debentures in the amount of 11.6% per annum on their face amount of $105.4 million. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. For the year ended December 31, 1997, the Company paid $3.1 million in interest on the Junior Subordinated Debentures, equivalent to the amount distributed by the Trust from the Conversion date through December 31, 1997. On an annual basis the interest payments and Trust distributions will amount to $12.2 million.

The Company is subject to federal, state and local income taxes on its domestic operations and foreign income taxes on its Canadian and Mexican operations as accounted for in accordance with Statement of Financial Accounting Standard ("SFAS") 109, "Accounting for Income Taxes". Deferred income taxes represent differences between the financial statement and tax bases of assets and liabilities as classified on the Company's balance sheet. See Note 5 of Notes to Consolidated Financial Statements of the Company for the three years ended December 31, 1997, for income taxes and related disclosures.

     Years Ended December 31, 1996 and 1995

Net income for the year ended December 31, 1996 was $19.3 million compared with $44.1 million in 1995. As previously discussed, 1996 net income included a $4.9 million charge (net of $1.1 million in deferred tax benefits), related to the restructuring of STS and Harding and a $2.1 million charge for transaction costs associated with the Conversion. The 1995 net income included a gain of $20.6 million from the sale of the Downey Glass division in October 1995 and the Dorman Products division in January 1995. Net income for 1995 also included a $0.6 million charge related to the early retirement of debt and $0.3 million of operating income from the Downey Glass division. Excluding these non-recurring items, net income for 1996 amounted to $26.3 million or 10.5% above the comparable 1995 net income of $23.8 million.

After giving effect to the Conversion, the Refinancing and the elimination of gains and results of operations from divisions sold as well as non-recurring items, net income for the twelve months ended December 31, 1996 would have been $8.6 million or $1.35 per Common Share, 10.7% above comparable 1995 net income of $7.8 million or $1.22 per Common Share.

Net sales increased $49.4 million or 8.2% in 1996 to $649.3 million from $599.9 million in 1995. Sales variance by segment are as follows:

                                                     Sales Increase (Decrease)
                                                     -------------------------
                                                       Amount           %
                                                       ------          ---
                                                   (In thousands)
         SunSource Industrial Services Company
              STS                                    $ 13,602         4.8 %
              SIMCO - Expediter                         7,674         6.7 %
              SIMCO - Integrated Supply                11,532        36.2 %
                                                     --------
                 Industrial Services                   32,808         7.6 %
         Hillman                                       17,773        23.0 %
         Harding                                       (1,192)       (1.3)%
                                                     --------
                 Total Company                       $ 49,389         8.2 %
                                                     ========


Sales of STS increased $13.6 million or 4.8% in 1996 to $299.1 million from $285.5 million in 1995 due to continued strength in existing product markets. Expediter sales increased $7.7 million or 6.7% in 1996 to $121.4 million from $113.7 million in 1995 due to strong sales growth of 8.6% in the U.S. marketplace offset by a sales decline of 4.3% in Canada due principally to weak economic conditions in 1996. Integrated supply sales increased $11.5 million or 36.2% in 1996 to $43.4 million from $31.9 million in 1995 due primarily to an increase in the number of in-plant inventory management programs.

Hillman's sales increased $17.8 million or 23.0% in 1996 to $95.0 million from $77.3 million in 1995 due to contributions from the Curtis acquisition in the amount of approximately $9.4 million and the balance of $8.4 million in growth from new accounts, expansion of existing product lines and market penetration of new product lines.

Harding's sales declined $1.2 million or 1.3% in 1996 to $90.4 million from $91.6 million in 1995 due to a decrease in wholesale glass, brokerage and other product line sales of $2.8 million and the discontinuation of certain low margin product lines and markets served aggregating $0.2 million; offset by an increase in retail glass and contract sales of $1.8 million or 4.2% from the prior year.

Total Company cost of sales increased $31.5 million or 8.8% in 1996 to $388.7 million from $357.2 million in 1995 due primarily to increased sales levels.

The Company's consolidated gross margin was 40.1% in 1996 compared with 40.5% in 1995. The decline in SunSource Industrial Service Company's gross margin was due mainly to competitive pricing pressures and changes in sales mix. Hillman's gross margin decreased 1.7% due to reduced packaging productivity levels and costs associated with integration of the Curtis acquisition and for other business expansion programs. Harding's gross margin increased 2.6% due to improved purchasing management and increased sales of retail glass which carries higher gross margins than the other product lines in this segment.

The Company's S,G&A expenses increased by $16.2 million or 8.0% to 219.2 million in 1996 from $203.0 million in 1995 excluding Downey Glass, comprised as follows: increased selling expenses of $5.5 million supporting increased 1996 sales levels; increased warehouse and delivery expenses of $7.4 million due to the integration of the Curtis acquisition, expansion programs by certain operating units and the addition of seven large in-plant accounts by SIMCO; and increased general and administrative expenses of $3.3 million.

S,G,&A expenses as a percentage of sales remained consistent with the 1996 period, as follows:

                                                    Twelve Months
                                                    -------------
                                                1996              1995
                                                ----              ----
     Selling Expenses                           16.4%             16.8%
     Warehouse and Delivery Expenses             6.3%              5.6%
     General and Administrative Expenses        11.1%             11.4%
                                                ----              ----
              Total S,G&A Expenses              33.8%             33.8%
                                                ====              ====


The Company's consolidated operating profit margin after corporate expenses declined from 6.1% in 1995 to 5.8% in 1996 due principally to reductions in profitability from SunSource Industrial Services Company and Hillman. The operating profit margin declined in the SunSource Industrial Services Company from 7.6% in 1995 to 7.4% in 1996 as a result of competitive pricing pressures and changes in sales mix which reduced the gross profit margin. Hillman's operating profit margin declined from 9.5% in 1995 to 7.5% in 1996 as a result of reduced packaging productivity levels and costs associated with the integration of the Curtis acquisition and other business expansion programs. Harding's operating profit margin remained consistent in 1996 with the prior year at approximately 3.6%.

Liquidity and Capital Resources

Net cash provided by operations was $27.9 million for the twelve months ended December 31, 1997, compared with $23.3 million for 1996, an increase of $4.6 million. This increase was due primarily to increased net income of $9.9 million and decreased working capital investment in operations in the comparison period of approximately $3.2 million offset by a decrease in non-cash charges of $6.9 million and other items of $1.6 million. The Company's net interest coverage ratio on a pro forma basis for the year ended December 31, 1997 was 2.09x (earnings before interest, distributions on Trust Preferred Securities and income taxes over net interest expense and distributions on Trust Preferred Securities).

The Company's cash position of $5.6 million as of December 31, 1997, increased $4.0 million from the balance at December 31, 1996. Cash was provided during this period primarily from operations ($27.9 million), net borrowing activities ($17.3 million) and proceeds from the sale of property and equipment ($0.8 million). Cash was used during this period predominantly for cash distributions to the partners ($28.3 million), capital expenditures ($4.9 million), pre-payment penalties on senior notes ($4.3 million), investment in corporate life insurance ($3.3 million) and other items, net ($1.2 million).

The Company's working capital position of $120.9 million at December 31, 1997, represents an increase of $20.1 million from the December 31, 1996 level of $100.8 million. The Company's current ratio improved to 2.41x at December 31, 1997 from 2.16x at December 31, 1996, principally due to an increase in the deferred tax asset of $10.8 million related to the Conversion.

On September 30, 1997, the Company issued a $60.0 million 7.66% Senior Note due 2002 and amended its credit agreement to increase the aggregate availability under the existing revolving line of credit to $90.0 million at variable borrowing rates of the London Interbank Offered Rate ("LIBOR") plus 1.0% to 1.5% or prime. The Company anticipates interest cost savings of approximately 100 basis points through its new debt facilities compared to its previous debt structure. The Company's current borrowing capacity is expected to provide the Company with sufficient working capital for reinvestment in its businesses and acquisition capital in the near future.

As of December 31, 1997, the Company had $54.8 million available under its new credit facilities. As of December 31, 1997, the Company had $95.9 million of outstanding indebtedness consisting of the aforementioned $60.0 million Senior Note, bank borrowings totaling $33.0 million, letter of credit commitments aggregating $2.2 million and capitalized lease obligations of $0.7 million. In addition, an indirect, wholly-owned Canadian subsidiary of the Company had a $2.5 million Canadian dollar line of credit for working capital purposes, of which no amount was outstanding at December 31, 1997.

As of December 31, 1997, the Company's total debt (including distributions payable) as a percentage of its consolidated capitalization (total debt, Trust Preferred Securities and stockholders' deficit) was 45.6% compared with 44.7% as of December 31, 1996. The Company's consolidated capitalization (including distributions payable) as of December 31, 1997, was $212.1 million compared to $173.0 million at December 31, 1996.

The Company spent $4.9 million for capital expenditures in 1997, primarily for warehouse improvements, machinery and equipment and computer hardware and software.

As a result of the Conversion, the Company's cash flow is expected to improve due to the following: (i) retention of the management fee payable to the general partner of SDI Operating Partners, L.P. in the amount of $3.3 million per year, (ii) retention of distributions on the general partner's ownership in the Partnership and SDI Operating Partners, L.P. amounting to approximately $0.4 million annually and (iii) a reduction in income tax rates.

The Company recorded an estimated liability of $2.1 million at December 31, 1997, for remaining tax distributions due to Class B interest holders of the Partnership, related to taxable income for the nine months ended September 30, 1997, which was paid by February 27, 1998.

The Board of Directors of the Company declared on December 10, 1997, a cash dividend of $0.10 per Common Share which was paid on January 6, 1998, to holders of record as of December 22, 1997. On March 25, 1998, the Board of Directors declared a dividend of $0.10 per Common Share payable on April 10, 1998 to holders of record as of April 6, 1998. The Company expects to declare future quarterly dividends on the Common Shares to aggregate $0.40 per Common Share annually, subject to the discretion of its Board of Directors and dependent upon, among other things, the Company's future earnings, financial condition, capital requirements, funds needed for acquisitions, level of indebtedness, contractual restrictions and other factors that the Board of Directors deems relevant.

The Company has deferred tax assets aggregating $15.8 million as of December 31, 1997 as determined in accordance with SFAS 109. Management believes that the Company's deferred tax assets will be realized through the reversal of existing temporary differences between the financial statement and tax bases.


Year 2000 Issue

The Company faces the "Year 2000" issue. The Year 2000 issue is the result of computer programs being written using two digits (rather than four) to define the applicable year, resulting in incorrect calculations for the year 2000 and beyond. The Company's issues relate not only to its own systems being Year 2000 compliant, but also the systems of its suppliers and customers. The Company presently believes that, with modifications to existing software and converting to new software, the Year 2000 issue will not pose significant operational problems for its computer systems as so modified or converted. However, if such modification and conversions are not completed in a timely manner, or if the Company's suppliers and customers fail to address the problem, the Year 2000 issue could have a material adverse effect on the Company's future operating results and financial condition.

Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standard Board ("FASB") issued SFAS 130, "Reporting Comprehensive Income," which requires changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. Additionally, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," which requires disclosures in financial statements based on management's approach to segment reporting and industry requirements to report selected segment information, disclosures about products and services and major customers, on a quarterly basis. Adoption of SFAS 130 and 131 is required in 1998. The Company has elected to comply with SFAS 131 for 1997 reporting. The Company does not anticipate a significant impact on its financial disclosure requirements due to the adoption of SFAS 130.

Inflation

Inflation in recent years has had a modest impact on the operations of the Company. Continued inflation, over a period of years at higher than current rates, would result in significant increases in inventory costs and operating expenses. However, such higher cost of sales and operating expenses can generally be offset by increases in selling prices, although the ability of the Company's operating divisions to raise prices is dependent on competitive market conditions.

Offering of Common Shares

On January 22, 1998, the Company filed a registration statement on Form S-2 with the United States Securities and Exchange Commission, which was amended thereafter, for an offering of Common Shares of the Company (the "Offering"). The registration statement became effective on March 19, 1998 and the Offering closed on March 25, 1998. Of the 1,988,063 shares sold in the offering, 500,000 shares ("Primary") were issued and sold by the Company and 1,488,063 shares ("Secondary") were sold by selling stockholders. The underwriters in the Offering exercised their option to purchase 296,408 additional Common Shares of the Company to cover over-allotments, which was settled on March 27, 1998.

The Company did not receive any of the proceeds from the Secondary shares sold by the selling stockholders. The Company will use the net proceeds raised (of approximately $21.0 million) from the 796,408 shares sold in the Offering to repay borrowings under its revolving credit facility. After giving effect to the Conversion, the Refinancing and the Offering (excluding the shares sold from the over-allotment) and non-recurring items, net income for the year ended December 31, 1997 was $12.2 million or $1.76 per Common Share, an increase of $3.1 million or 34.1% above comparable 1996 net income of $9.1 million, or $1.31 per Common Share. Pro forma and comparable net income for 1997 and 1996 reflects the benefits of interest savings as a result of the proceeds from the Offering used to reduce debt, offset by the dilutive effects of the 500,000 shares sold by the Company in the Offering.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8 - Financial Statements and Supplementary Data.


                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES


                                                                        Page

Report of Independent Accountants                                        34

Financial Statements:

     Consolidated Balance Sheets, December 31, 1997 and 1996             35

     Consolidated Statements of Income, Years ended
          December 31, 1997, 1996 and 1995                               36

     Consolidated Statements of Cash Flows, Years ended
           December 31, 1997, 1996 and 1995                              37

     Consolidated Statements of Changes in Partners' Capital
           for the Years ended December 31, 1996 and 1995
           and Changes in Stocholders' Deficit for the Year
           ended December 31, 1997                                       38

     Notes to Consolidated Financial Statements                          39-59


Financial Statement Schedules:

       I        Condensed Financial Information of Registrant            60-61

       II       Valuation Accounts                                       62

                       Report of Independent Accountants


The Board of Directors
  SunSource Inc.

We have audited the accompanying consolidated balance sheets of SunSource Inc. and subsidiaries as of December 31, 1997 and 1996, the related consolidated statements of income and cash flows for each of the three years in the period ended December 31, 1997, the related consolidated statement of changes in stockholders' deficit for the year ended December 31, 1997 and the related consolidated statement of changes in partners' capital for the years ended December 31, 1996 and 1995. We have also audited the financial statement schedules listed in Item 14 (a)(2) of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SunSource Inc. and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


COOPERS & LYBRAND L.L.P.


2400 Eleven Penn Center
Philadelphia, Pennsylvania
January 29, 1998, except for
  Note 22 as to which the
  date is February 5, 1998

                       SUNSOURCE INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)


                                                            December 31,                  December 31,
ASSETS                                                         1997                          1996
                                                            --------                       --------
Current assets:
  Cash and cash equivalents                                 $  5,638                       $  1,666
  Accounts receivable, net of
    allowance for doubtful accounts of
    $2,195 and $2,208, respectively                           82,501                         78,578
  Inventories                                                103,369                        102,396
  Deferred income taxes                                       10,791                              -
  Other current assets                                         4,559                          4,672
                                                            --------                       --------
      Total current assets                                   206,858                        187,312
Property and equipment, net                                   21,939                         21,409
Goodwill (net of accumulated amortization
  of $14,367 and $12,879, respectively)                       62,588                         43,036
Other intangibles (net of accumulated
  amortization of $14,910 and $14,372, respectively)             784                            667
Deferred income taxes                                          5,014                          5,007
Cash surrender value of life insurance policies                8,407                          4,566
Other assets                                                     552                            558
                                                            --------                       --------
      Total assets                                          $306,142                       $262,555
                                                            ========                       ========
LIABILITIES, PARTNERS' CAPITAL
AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                           $50,125                        $48,557
  Notes payable                                                2,080                          2,670
  Current portion of senior notes                                  -                          6,395
  Current portion of capitalized lease obligations               156                            107
  Distributions payable to partners                            2,353                          1,857
  Deferred tax liability                                         935                              -
  Accrued expenses:
    Salaries and wages                                         6,891                          5,696
    Management fee due the general partner                         -                          3,330
    Income and other taxes                                     4,286                          2,695
    Other accrued expenses                                    19,094                         15,224
                                                            --------                       --------
      Total current liabilities                               85,920                         86,531
Senior notes                                                  60,000                         57,539
Bank revolving credit                                         33,000                         11,000
Capitalized lease obligations                                    572                            504
Deferred compensation                                         10,451                          8,644
Other liabilities                                                787                          3,718
                                                            --------                       --------
      Total liabilities                                      190,730                        167,936
                                                            --------                       --------
Guaranteed preferred beneficial interests in the
 Company's junior subordinated debentures                    115,903                              -
                                                            --------                       --------
Commitments and contingencies

Partners' capital:
  General partner                                                  -                            960
  Limited partners:
    Class A interests                                              -                         67,642
    Class B interests                                              -                         29,040
    Class B interests held in treasury                             -                         (1,514)
    Cumulative foreign translation adjustment                      -                         (1,509)
                                                            --------                       --------
      Total partners' capital                                      -                         94,619
                                                            --------                       --------
Stockholders' deficit:
  Preferred stock, $.01 par, 1,000,000 shares
   authorized, none issued                                         -                              -
  Common stock, $.01 par, 20,000,000 shares authorized,
   6,418,936 shares issued and outstanding                        64                              -
  Retained earnings                                            1,735                              -
  Cumulative foreign translation adjustment                   (2,290)                             -
                                                            --------                       --------
      Total stockholders' deficit                               (491)                             -
                                                            --------                       --------
      Total liabilities, partners' capital
        and stockholders' deficit                           $306,142                       $262,555
                                                            ========                       ========

         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       SUNSOURCE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                       FOR THE YEARS ENDED DECEMBER 31,
  (dollars in thousands, except for partnership interest and share amounts)


                                                                  1997                  1996                  1995
                                                                --------              --------              --------
Net sales                                                       $698,131              $649,254              $628,935
Cost of sales                                                    414,853               388,660               377,598
                                                                --------              --------              --------
   Gross profit                                                  283,278               260,594               251,337
                                                                --------              --------              --------
Operating expenses:
  Selling, general and administrative expenses                   235,777               219,185               211,048
  Management fee to general partner                                2,491                 3,330                 3,330
  Depreciation                                                     4,009                 3,603                 3,661
  Amortization                                                     1,894                 1,924                 1,996
                                                                --------              --------              --------
   Total operating expenses                                      244,171               228,042               220,035
                                                                --------              --------              --------
Restructuring charges                                                  -                 5,950                     -
Transaction and other related costs                                3,053                 2,150                     -
                                                                --------              --------              --------
   Income from operations                                         36,054                24,452                31,302

Interest expense, net                                              7,198                 6,875                 6,920
Distributions on guaranteed preferred
 beneficial interests                                              3,058                     -                     -
Other income                                                          54                   550                   256
Gain on sale of divisions (note 3)                                     -                     -                20,644
                                                                --------              --------              --------
    Income before provision for income taxes                      25,852                18,127                45,282

Provision (benefit) for income taxes                              (6,680)               (1,140)                  537
                                                                --------              --------              --------
    Income before extraordinary loss                              32,532                19,267                44,745

Extraordinary loss from early extinguishment
    of debt (note 6)                                              (3,392)                    -                  (629)
                                                                --------              --------              --------

    Net income                                                   $29,140               $19,267               $44,116
                                                                ========              ========              ========
Net income allocated to partners:
  General partner                                                 N/A                     $193                  $441
                                                                                      --------              --------
  Class A limited partners                                        N/A                  $12,210               $12,210
                                                                                      --------              --------
  Class B limited partners                                        N/A                   $6,864               $31,465
                                                                                      --------              --------
Earnings per limited partnership interest:
   Income before extraordinary loss
     - Class A interest                                           N/A                    $1.10                 $1.10
     - Class B interest                                           N/A                    $0.32                 $1.48

   Extraordinary loss
     - Class A interest                                           N/A                        -                     -
     - Class B interest                                           N/A                        -                ($0.03)

   Net income
     - Class A interest                                           N/A                    $1.10                 $1.10
     - Class B interest                                           N/A                    $0.32                 $1.45

Pro forma net income per common share (note 1)                     $1.88                 N/A                   N/A

Pro forma weighted average number of
  outstanding common shares                                    6,418,936                 N/A                   N/A

Weighted average number of outstanding
  limited partnership interests:
  - Class A interests                                             N/A               11,099,573            11,099,573
  - Class B interests                                             N/A               21,675,746            21,675,746

         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       SUNSOURCE INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE YEARS ENDED DECEMBER 31,
                            (dollars in thousands)


                                                                   1997                 1996                  1995
Cash flows from operating activities:                              ----                 ----                  ----
  Net income                                                     $29,140               $19,267               $44,116
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                 5,903                 5,547                 5,657
     Decrease (increase) in cash value of life insurance            (525)                 (157)                   58
     Gain on sale of divisions                                         -                     -               (20,644)
     Extraordinary loss                                            3,392                     -                   629
     Restructuring charges                                             -                 5,950                     -
     Transaction costs                                             3,053                 2,150                     -
     Provision for deferred compensation                           2,649                 1,071                 2,340
     Deferred income tax benefit                                  (8,912)               (2,163)                 (700)
     Changes in current operating items:
        Increase in accounts receivable                           (3,627)               (2,465)               (3,666)
        Increase in inventories                                     (848)               (7,572)               (8,209)
        Decrease in other current assets                             175                    70                   857
        Increase in accounts payable                               1,325                 6,062                 2,531
        Decrease in accrued interest                                (473)                  (47)                 (141)
        Decrease in accrued restructuring charges
          and transaction costs                                   (4,569)               (1,899)                    -
        Increase (decrease) in other accrued liabilities           2,595                (2,769)               (6,062)
     Other items, net                                             (1,365)                  253                   284
                                                                 -------               -------               -------
    Net cash provided by operating activities                     27,913                23,298                17,050
                                                                 -------               -------               -------
Cash flows from investing activities:
  Proceeds from sale of divisions                                      -                     -                44,873
  Proceeds from sale of property and equipment                       802                    62                   757
  Payments for acquired businesses                                  (793)                 (683)               (7,385)
  Capital expenditures                                            (4,933)               (4,341)               (4,299)
  Investment in life insurance policies                           (3,316)               (1,400)               (3,067)
  Other, net                                                         144                   (39)                  (93)
                                                                 -------               -------               -------
    Net cash (used for) provided by investing activities          (8,096)               (6,401)               30,786
                                                                 -------               -------               -------
Cash flows from financing activities:
  Prepayment of senior notes                                     (63,934)                    -                     -
  Proceeds from issuance of senior notes                          60,000                     -                     -
  Cash distributions to partners                                 (13,901)              (25,641)              (27,218)
  Cash distributions paid on Class A exchange                    (14,429)                    -                     -
  Repayment of senior notes                                            -                (6,395)               (18,971)
  Borrowings under the bank credit agreement, net                 22,000                11,000                     -
  Prepayment penalties and related costs                          (4,278)                    -                  (629)
  Borrowings (repayments) under other credit facilities, net        (590)                  (83)                   44
  Principal payments under capitalized lease obligations            (140)                  (12)                  (65)
  Other, net                                                        (573)                    -                     -
                                                                 -------               -------               -------
    Net cash used for financing activities                       (15,845)              (21,131)              (46,839)
                                                                 -------               -------               -------
Net increase (decrease) in cash and cash equivalents               3,972                (4,234)                  997

Cash and cash equivalents at beginning of period                   1,666                 5,900                 4,903
                                                                 -------               -------               -------
Cash and cash equivalents at end of period                        $5,638                $1,666                $5,900
                                                                 =======               =======               =======

         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                       SUNSOURCE INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL FOR THE YEARS ENDED
           DECEMBER 31, 1996 AND 1995 AND CHANGES IN STOCKHOLDERS'
                 DEFICIT FOR THE YEAR ENDED DECEMBER 31, 1997
                            (dollars in thousands)

                                                                                   PARTNERS' CAPITAL
                                            --------------------------------------------------------------------------------------
                                                                                                                      Cumulative
                                                                                                                       Foreign
                                             General           Class A               Class B          Class B         Translation
                                             Partner           Limited               Limited         Treasury          Adjustment
                                             -------           -------               -------         --------          ----------
Partners' Capital - December 31, 1994          $791            $67,642               $12,300          $(1,514)          $(1,338)
  Net income                                    441             12,210                31,465                -                 -
  Cash distributions paid and/or
    declared to partners                       (269)           (12,210)              (14,513)               -                 -
  Change in cumulative foreign
   translation adjustment                         -               -                        -                -               (62)
                                            -------            -------               -------          -------           -------
Partners' Capital - December 31, 1995           963             67,642                29,252           (1,514)           (1,400)
  Net income                                    193             12,210                 6,864                -                 -
  Cash distributions paid and/or
    declared to partners                       (196)           (12,210)              (7,076)                -                 -
  Change in cumulative foreign
   translation adjustment                         -               -                        -                -              (109)
                                            -------            -------               -------          -------           -------
Partners' Capital - December 31, 1996           960             67,642                29,040           (1,514)           (1,509)
  Net income                                    260             9,157                 16,633
  Cash distributions paid and/or
    declared to partners                       (150)           (8,140)               (6,730)
  Change in cumulative foreign
   translation adjustment                         -                  -                     -                -              (167)
                                            -------            -------               -------          -------           -------
Partners' Capital - September 30, 1997        1,070             68,659                38,943           (1,514)           (1,676)
Conversion adjustments:
  Common stock                                                                           (64)
  Paid-in capital                            (1,070)           (68,659)
  Cumulative foreign translation adjustment                                                                               1,676
  Retained earnings                                                                  (38,879)           1,514
  Minority interest (a)
  Class A exchange (b)
  Goodwill - Minority interest (c)
                                            -------            -------               -------          -------           -------
Stockholders' Deficit - September 30, 1997   $    -            $     -               $     -          $     -            $    -
                                            =======            =======               =======          =======            =======
  Net income
  Change in cumulative foreign
   translation adjustment
  Adjustment to cash distributions declared to partners
  Dividends declared on common stock

Stockholders' Deficit - December 31, 1997

(RESTUBBED TABLE)

                                                                            STOCKHOLDERS' DEFICIT
                                                            -------------------------------------------------------
                                                                                                                         Total
                                                                                      Retained          Cumulative      Partners'
                                                                                       Earnings /        Foreign         Capital /
                                                            Common       Paid-in     (Accumulated      Translation     Stockholders
                                                             Stock       Capital       Deficit)         Adjustment        Defcit
                                                             -----       -------       --------         ----------        ------
Partners' Capital - December 31, 1994                                                                                    $77,881
  Net income                                                                                                              44,116
  Cash distributions paid and/or
    declared to partners                                                                                                 (26,992)
  Change in cumulative foreign
   translation adjustment                                                                                                    (62)
                                                                                                                        --------
Partners' Capital - December 31, 1995                                                                                     94,943
  Net income                                                                                                              19,267
  Cash distributions paid and/or
    declared to partners                                                                                                 (19,482)
  Change in cumulative foreign
   translation adjustment                                                                                                   (109)
                                                                                                                        --------
Partners' Capital - December 31, 1996                                                                                     94,619
  Net income                                                                                                              26,050
  Cash distributions paid and/or
    declared to partners                                                                                                 (15,020)
  Change in cumulative foreign
   translation adjustment                                      -               -             -               -              (167)
                                                                                                                        --------
Partners' Capital - September 30, 1997                         -               -             -               -           105,482
Conversion adjustments:
  Common stock                                                64
  Paid-in capital                                                       68,659           1,070                                 -
  Cumulative foreign translation adjustment                                                             (1,676)               -
  Retained earnings                                                                     37,365                                -
  Minority interest (a)                                                                  1,082                             1,082
  Class A exchange (b)                                                 (68,659)        (61,761)                         (130,420)
  Goodwill - Minority interest (c)                                                      20,759                            20,759
                                                         -------       -------         -------         -------           -------
Stockholders' Deficit - September 30, 1997                    64             -          (1,485)         (1,676)           (3,097)

  Net income                                                                             3,090                             3,090
  Change in cumulative foreign
   translation adjustment                                                                                (614)              (614)
  Adjustment to cash distributions declared                                                772                               772
  Dividends declared on common stock                                                      (642)                             (642)
                                                         -------       -------         -------         -------           -------
Stockholders' Deficit - December 31, 1997                 $   64        $    -         $ 1,735         $(2,290)          $  (491)
                                                         =======       =======         =======         =======           =======

(a) Minority interest included as other liabilities by the Partnership.

(b) Each Class A limited partnership interest was exchanged for $1.30 in cash plus 0.38 share of Trust Preferred Securities recorded at fair value based on the price of the Class A interests upon close of trading on the New York Stock Exchange on September 30, 1997 of $11.75. This fair value of $115,991 is recorded by the Company as Guaranteed Preferred Beneficial Interests in the Company's Junior Subordinated Debentures.

(c) Goodwill related to the exchange of the GP minority interest (See Note 1).

         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        SUNSOURCE INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (dollars in thousands)


1.  Basis of Presentation:

The accompanying financial statements include the consolidated accounts of SunSource Inc. (the "Company"), its predecessor, SunSource L.P. (the "Partnership"), and its wholly-owned subsidiaries including SDI Operating Partners, L.P. (the "Operating Partnership") and SunSource Capital Trust (the "Trust"). All significant intercompany balances and transactions have been eliminated.


     Nature of Operations:

The Company is one of the leading providers of industrial products and related value-added services in North America. The Company is organized into three businesses which are SunSource Industrial Services Company, Hillman and Harding.

SunSource Industrial Services Company operates in three business segments: (1) Technology Services, operating as SunSource Technology Services ("STS"); (2) Inventory Management - Expediter and (3) Inventory Management - Integrated Supply, operating as SunSource Inventory Management Company ("SIMCO"). STS offers a full range of technology-based products and services to small, medium and large manufacturers. SIMCO provides small parts inventory management to low volume customers through its expediter activity and integrated inventory management to large industrial manufacturing customers through its integrated supply activity.

Hillman operates in the Hardware Merchandising Services Segment, providing small hardware related items and merchandising services, to retail outlets, primarily hardware stores, home centers and lumberyards.

Harding operates in the Glass Merchandising Segment, selling retail and wholesale automotive and flat glass and providing auto glass installation and small contract glazing services to individual consumers, insurance companies, autobody shops, and other customers through a large network of retail glass shops.

STS, SIMCO - Expediter and SIMCO - Integrated Supply accounted for 46%, 18% and 8%, respectively, of the Company's consolidated 1997 net sales and Hillman and Harding accounted for 15% and 13%, respectively. On a consolidated basis, the Company has over 188,000 customers, the largest of which accounted for less than 6% of 1997 net sales. The Company's foreign sales in Canada and Mexico accounted for less than 10% of its consolidated 1997 net sales. The average single sale in 1997 was less than three hundred and fifty dollars. Sales performance is tied closely to the overall performance of the non-defense-goods producing sector of Gross Domestic Product in the United States.

                        SUNSOURCE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                            (dollars in thousands)


1.  Basis of Presentation, continued:

     Conversion to Corporate Form

On September 25, 1997, the limited partners of the Partnership approved the conversion of the Partnership to a corporation effective at the close of business on September 30, 1997 (the "Conversion"). As a result of the Conversion, each Class A limited partnership interest in the Partnership was converted into $1.30 of cash and 0.38 share of 11.6% Guaranteed Preferred Beneficial Interests in the Company's Junior Subordinated Debentures (the "Trust Preferred Securities", which were issued by the Trust), each Class B limited partnership interest in the Partnership was converted into 0.25 share of common stock of the Company and the general and limited partnership interests in SDI Partners I, L.P., the General Partner of the Partnership and the Operating Partnership (the "GP"), were exchanged with the Company for 1,000,000 shares of its common stock (the "GP Exchange"). In conjunction with the Conversion, the Company also refinanced all of its outstanding bank revolving credit and senior note debt (the "Refinancing").

The exchange represented by the GP's 1% ownership interest in the Company (the "Minority Ownership") is subject to purchase accounting in accordance with Accounting Principles Bulletin ("APB") No. 16. Accordingly, the excess of fair value of the consideration received for the Minority Ownership over its book value was recorded by the Corporation as goodwill at September 30, 1997, calculated as follows:

     Fair value of the GP Minority Ownership (i)                  $21,841
     Less book value of the GP Minority Ownership (ii)              1,082
                                                                  -------
         Excess over book value recorded as Goodwill              $20,759
                                                                  =======

         (i) Represents 92.9% of the GP Exchange (the portion allocable to the Minority Ownership) valued at $23,500 in the aggregate for 1,000,000 Common Shares, based on the closing price of the Class B interest on the New York Stock Exchange at September 30, 1997 of $5.875.

         (ii) As reported on the pre-conversion balance sheet of the Partnership at September 30, 1997.

The Company incurred transaction and other costs related to the Conversion of $5,203, of which $4,700 represents transaction costs and $503 a charge for deferred compensation accelerated as a result of the Conversion. Cash payments in 1997 and 1996 were $2,698 and $1,732, respectively, and $773 was accrued as of December 31, 1997.

                        SUNSOURCE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                            (dollars in thousands)


1.  Basis of Presentation, continued:

     Net Income per Common Share

In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 128, "Earnings Per Share". As a result, the Company is required to disclose basic and diluted Earnings Per Share ("EPS") information for all periods presented. In accordance with SFAS 128, dilutive EPS is to include the dilutive effects of options, warrants and convertible securities; however, there are no potentially dilutive securities outstanding. Accordingly, only basic EPS amounts have been presented. Due to the fact that the Company was not a corporation for the full year ended December 31, 1997, a pro forma net income per common share has been presented. Pro forma net income per common share assumes the Conversion and Refinancing occurred at the beginning of the year and accordingly excludes the extraordinary loss of $0.53 per common share.

The computation of pro forma net income per common share is as follows:

                                                                     Year
                                                                    Ended
                                                                  December 31,
                                                                     1997
                                                                --------------
Numerator:
----------
 Net income                                                        $ 29,140
   Eliminate extraordinary loss from early extinguishment
     of debt                                                          3,392
   Eliminate historical income tax benefit                           (6,680)
   Eliminate income of Minority Ownership                               263
   Distributions on guaranteed preferred beneficial
     interests                                                       (9,174)
   Incremental interest expense to reflect the Conversion
     and Refinancing                                                   (419)
   Eliminate transaction and other costs related to the
     Conversion                                                       3,053
   Incremental amortization on goodwill associated with
     the GP Exchange                                                   (390)
   Eliminate management fee                                            2,491
   Pro forma provision for income taxes                               (9,607)
                                                                    --------
 Pro forma net income                                               $ 12,069
                                                                    ========

Denominator:
------------
Actual weighted average number of outstanding Partnership
  Class B interests during the period before the Conversion       21,675,746
Conversion ratio - reverse split of one common share
 for four Class B interests.                                        X    .25
                                                                  ----------
      Sub-total -  pro forma outstanding common shares             5,418,936
Common shares received by the general and limited partners
  of the GP                                                        1,000,000
                                                                  ----------
      Pro forma weighted average number of common shares           6,418,936
                                                                  ==========

Pro forma net income per common share                             $   1.88
                                                                  ==========

                        SUNSOURCE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                            (dollars in thousands)


1.  Basis of Presentation, continued:

     Restructuring Charges:

In December 1996, the Company recorded a provision for restructuring charges in the amount of $5,950 for STS and Harding in accordance with the provisions of Emerging Issues Task Force ("EITF") Abstract 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." Restructuring charges for STS in the amount of $4,400 included termination benefits for 175 employees and other exit costs. Restructuring charges for Harding in the amount of $1,550 represent primarily the write-off of assets in connection with the Company's decision to withdraw from certain geographic markets which was completed in 1997. The following table summarizes activity in the restructuring liability for STS by balance sheet classification for the twelve months ended December 31, 1997:

                                           Termination      Other
                                             Benefits     Exit Costs     Total
                                           ------------   ----------   --------
Current - other accrued expenses:
---------------------------------
Balance at December 31, 1996:               $    829      $   817     $  1,646
  Reduction for payments                      (1,156)        (668)      (1,824)
  Reclassified from long-term                  1,605          335        1,940
                                            --------      -------     --------
Balance at December 31, 1997:               $  1,278      $   484     $  1,762
                                            ========      =======     ========

Long-term - other liabilities:
------------------------------
Balance at December 31, 1996:               $  2,014      $   573     $  2,587
  Long-term - reclassified to current         (1,605)        (335)      (1,940)
                                            --------      -------     --------
Balance at December 31, 1997:               $    409      $   238     $    647
                                            ========      =======     ========

Termination payments represent severance payments and other support costs for 50 employees; other exit costs include legal and consulting costs to execute termination activities and facility shut-down costs.


2.  Summary of Significant Accounting Policies:

     Cash Equivalents:

Cash equivalents consist of commercial paper, U.S. Treasury obligations and other liquid securities purchased with initial maturities less than 90 days and are stated at cost which approximates market value.

     Inventories:

Inventories, which consist of products purchased for resale, are valued at the lower of cost or market, cost being determined principally on the first-in, first-out method.

                        SUNSOURCE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                            (dollars in thousands)


2.  Summary of Significant Accounting Policies, continued:

     Property and Equipment:

Property and equipment, including assets acquired under capital leases, is carried at cost and includes expenditures for new facilities and major renewals. Maintenance and repairs are charged to expense as incurred. When assets are sold, or otherwise disposed of, the cost and related accumulated depreciation are removed from their respective accounts, and the resulting gain or loss is reflected in current operations.

     Depreciation:

For financial accounting purposes, depreciation, including that related to plant and equipment acquired under capital leases, is computed on the straight-line method over the estimated useful lives of the assets, generally three to twenty-five years, or, if shorter, over the terms of the related leases.

     Goodwill and Other Intangible Assets:

Goodwill related to the excess of acquisition cost over the fair value of net assets acquired and the goodwill associated with the GP Exchange discussed in
Note 1 is amortized on a straight-line basis over forty years. Other intangible assets arising principally from acquisitions by the Operating Partnership are amortized on a straight-line basis over periods ranging from three to ten years.

     Long-Lived Assets:

Under the provisions of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company has evaluated its long-lived assets for financial impairment, and will continue to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.

The Company evaluates the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. Based on these evaluations, there were no adjustments to the carrying value of long-lived assets in 1997. See Note 1, "Restructuring Charges" for information on the write-down of assets at Harding in 1996.

     Income Taxes:

Deferred income taxes are computed using the liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities (temporary differences) and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. As a result of the Conversion, the Company recognized additional deferred income tax benefits which were not previously available to the Partnership due to its partnership status.

                        SUNSOURCE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                            (dollars in thousands)


2.  Summary of Significant Accounting Policies, continued:

     Retirement Benefits:

Certain employees are covered under profit-sharing retirement plans ("defined contribution plans") for which contributions are determined on an annual basis in accordance with the requirements of each plan. Defined benefit plan contributions covering certain employees are funded, at a minimum, in accordance with the requirements of the Employee Retirement Income Security Act of 1974, as amended.

In accordance with collective bargaining agreements, annual contributions to multi-employer pension plans are made. These contributions, which are based on fixed contributions per month for each hour worked, are charged to income as incurred.

Certain employees are covered under post-retirement benefit plans for which benefits are determined in accordance with the requirements of each plan.

     Fair Value of Financial Instruments:

Cash, accounts receivable, short-term borrowings, accounts payable, accrued liabilities and bank revolving credit are reflected in the consolidated financial statements at fair value because of the short-term maturity or revolving nature of these instruments. The fair values of the Company's debt instruments are disclosed in Note 10. The fair value of the Trust Preferred Securities are disclosed in Note 13.

     Translation of Foreign Currencies:

The translation of applicable foreign-currency-based financial statements into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. The changes in the cumulative foreign translation adjustment for each period relate to translation adjustments in their entirety.

Exchange adjustments resulting from foreign currency transactions are recognized in net income and were immaterial for the three years ended December 31, 1997.

     Use of Estimates in the Preparation of Financial Statements:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Recent Accounting Pronouncements:

In 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income," which requires changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. Adoption of SFAS 130 is required in 1998, however, the Company does not anticipate a significant impact on its financial disclosure requirements due to the adoption of SFAS 130.

                        SUNSOURCE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                            (dollars in thousands)


3.  Acquisitions/Divestitures:

Since August 31, 1997, Harding has purchased the assets of three retail glass shops for an aggregate purchase price of $793 and the assumption of certain liabilities. The aggregate purchase price includes goodwill of $429.

On April 11, 1996, STS purchased certain assets of Hydraulic Depot, Inc., of Reno, Nevada, for an aggregate purchase price of $700, including goodwill of $141.

In November 1995, Hillman purchased certain assets of the Retail division of Curtis Industries of Eastlake, Ohio, for an aggregate purchase price of $8,011 and the assumption of certain liabilities. The aggregate purchase price includes goodwill of $3,442. The purchase price and goodwill amounts include post-closing adjustments recorded in 1996.

These acquisitions have been accounted for as purchases and, accordingly, the results of operations have been included in the accompanying consolidated financial statements from the date of acquisition.

On October 27, 1995, the Operating Partnership sold certain assets of its Downey Glass division for a cash consideration, net of expenses, of approximately $6,237 and the assumption of certain liabilities. The Operating Partnership recorded a gain on the sale in the amount of $4,144 included in the 1995 consolidated statement of income. The aggregate assets sold, net of liabilities, in connection with the sale of the Downey Glass division was approximately $2,093.

On January 3, 1995, the Operating Partnership sold certain assets of its Dorman Products division for a cash consideration, net of expenses, of approximately $36,600 (subject to certain post-closing adjustments) and the assumption of certain liabilities. The Operating Partnership recorded a gain on the sale in the amount of $16,500 included in the 1995 consolidated statement of income. The aggregate assets sold, net of liabilities, in connection with the sale of Dorman Products was approximately $20,100.

4.   Related Party Transactions:

Previously under partnership form, the GP earned a management fee annually from the Operating Partnership equal to 3% of the aggregate initial Capital Investment of the holders of Class A interests ($110,996). Management fees earned in each of years 1997, 1996 and 1995 were $2,491, $3,330 and $3,330, respectively. The 1997 management fee was pro-rated through the Conversion and paid in full on September 30, 1997. The management fees for the years 1996 and 1995 were paid in full in March 1997 and 1996, respectively.

A member of the Company's Board of Directors is a partner in a law firm which represents the Company in various matters and with which the Company had a leasing arrangement for office space. Payments to this law firm were $811, $407 and $260 in 1997, 1996 and 1995, respectively.

Two members of the Company's Board of Directors are officers of a firm which performed investment banking services for the Company in 1996 and 1995. Payments for these services were $125 and $1,509 in 1996 and 1995, respectively.

A member of the Company's Board of Directors is an officer of a firm which performed investment banking services for the Company in 1996 and 1995. Payments for these services were $2 and $34 in 1996 and 1995, respectively.

                        SUNSOURCE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                            (dollars in thousands)


5.  Income Taxes:

The components of the provision (benefit) for income taxes are as follows for the three years ended:
                                                     December 31,
                                          -------------------------------------
                                            1997          1996          1995
                                          ---------      --------      --------
 Current:
   Federal                                $    770       $    --       $    --
   State and local                             457           418           608
   Foreign                                   1,005           605           629
                                          --------       -------       -------
    Total current                            2,232         1,023         1,237
                                          --------       -------       -------
  Deferred:
   Federal                                     183        (1,919)      $  (621)
   State and local                              42          (244)          (79)
   Foreign                                     428            --            --
                                          --------       -------       -------
    Total deferred                             653        (2,163)         (700)
                                          --------       -------       -------
  Deferred tax benefit upon conversion      (9,565)           --            --
                                          --------       -------       -------
    Provision (benefit) for income taxes  $ (6,680)      $(1,140)      $   537
                                          ========       =======       =======


Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Upon the Conversion, the Company recorded additional deferred tax assets of $9,565 not previously available under partnership form. The table below reflects the significant components of the company's net deferred tax assets:

                                                        December 31,
                                               --------------------------------
                                                   1997             1996
                                                ---------        ---------
         Deferred tax assets:
           Inventory                             $ 5,180          $   --
           Deferred compensation                   3,827            3,292
           Casualty loss liability                 1,560              548
           Prepayment penalty                      1,059              304
           Bad debt reserve                          936              --
           Vacation pay liability                    998              --
           Restructuring reserve                     780            1,034
           Net operating loss - Mexico               489              --
           Transaction costs                         777              --
           All other                                 199              --
                                                --------          -------
               Gross deferred tax assets          15,805            5,178
           Valuation allowance                      --               (171)
                                                --------          -------
               Net deferred tax assets            15,805            5,007
                                                --------          -------

         Deferred tax liabilities:
           Costs of goods sold - Mexico             (935)             --
                                                --------          -------

                    Net deferred tax assets      $14,870          $ 5,007
                                                 =======          =======

                        SUNSOURCE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                            (dollars in thousands)


5.  Income Taxes, continued:

Below is a reconciliation of U.S. Federal income tax rates to the effective tax rates for the period from the Conversion through December 31, 1997:

                                                           Three Months Ended
                                                            December 31, 1997
                                                          ---------------------
     U.S. federal income tax rate                                35.0%
     Foreign income tax rates in excess of
       U.S. federal income tax rates                              8.9%
     State and local income taxes, net of
       U.S. federal income tax benefit                            4.2%
     Non-deductible expenses                                      4.3%
     Recognition of deferred tax benefits relating
       to cumulative temporary differences                      (10.2%)
                                                                ------
     Effective income tax rate                                   42.2%
                                                                ======

6.  Extraordinary Losses:

In connection with the Refinancing, the Company paid prepayment penalties of $4,343 and recorded an extraordinary loss of $3,392 (net of deferred tax benefits of $951) due to the early extinguishment of all of the Operating Partnership's previously outstanding Series A 9.08% and Series B 8.44% Senior Notes. Funding for these prepayment penalties was provided by the Company's revolving credit facility.

In 1995, the Company recorded an extraordinary loss of $629 due to early extinguishment of a portion of the Operating Partnership's Series A 9.08% and Series B 8.44% Senior Notes. Funding for these prepayment penalties was provided by the Company's operating cash.

7.   Property and Equipment:

Property and equipment consist of the following at December 31, 1997 and 1996:

                                                  1997             1996
                                                 -------          ------
     Land                                        $ 3,196          $ 3,289
     Buildings and leasehold improvements         18,367           18,642
     Machinery and equipment                      20,493           18,680
     Furniture and fixtures                       10,592           10,368
                                                 -------          -------
                                                  52,648           50,979
         Less accumulated depreciation            30,709           29,570
                                                 -------          -------
                                                 $21,939          $21,409
                                                 =======          =======

                        SUNSOURCE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                            (dollars in thousands)


8.   Notes Payable:

Notes payable consisted of the following at December 31, 1997 and 1996:

                                                       1997             1996
                                                       ----             ----
    Short-term bank borrowings drawn on
       working capital lines of credit               $   --           $  557
    Trade notes payable in accordance with
       glass inventory financing arrangements          1,099          1,193
    Notes payable in accordance with insurance
      financing arrangements                             981            920
                                                      ------         ------
                                                      $2,080         $2,670
                                                      ======         ======

The weighted average interest rate on the outstanding notes payable borrowings at December 31, 1997 and 1996 was 2.83% and 3.05%, respectively.


9.   Lines of Credit:

On September 30, 1997, the Operating Partnership entered into a $90,000 five-year bank credit agreement with five lenders (the "Credit Agreement"). The Credit Agreement provides borrowings on a revolving credit basis at interest rates based on the London Interbank Offered Rate ("LIBOR") plus a margin of between 1.00% and 1.50% (the "LIBOR Margin") based on certain leverage ratios as stated in the Credit Agreement, or prime. Letters of credit commitment fees are based on the LIBOR Margin when issued. As of December 31, 1997, the LIBOR rate was 5.77%, the LIBOR Margin was 1.50% and the prime rate was 8.50%. As of December 31, 1997, the Operating Partnership had $54,808 available under this Credit Agreement. The $35,192 outstanding consists of bank borrowings at LIBOR amounting to $33,000 as reflected on the Company's consolidated balance sheet at December 31, 1997, and letter of credit commitments aggregating $2,192. Amounts outstanding under the Credit Agreement are due upon its termination on September 30, 2002.

The Credit Agreement, among other provisions, contains financial covenants requiring the maintenance of specific coverage ratios and levels of financial position and restricts incurrence of additional debt and the sale of assets.

The Company is able to utilize any unused capacity under the revolving credit line for acquisitions. If the Company sells a significant amount of assets as defined in the Credit Agreement, it must make an offer of prepayment of note principal to the lenders determined on an applicable share basis with the senior noteholder under the Noteholder Agreement (see Note 10).

The Company has another credit facility available in the amount of $500 for letters of credit of which no amount was outstanding at December 31, 1997. The letters of credit commitments are issued at varying rates. This facility, renewable annually, is not subject to compensating balance requirements or unused commitment fees.

An indirect, wholly-owned Canadian subsidiary of the Company has a $2,500 Canadian dollar line of credit with a local lender for working capital purposes of which no amount was outstanding at December 31, 1997. This facility, which is renewable annually, provides bank borrowings at an interest rate of prime plus 1/4 of 1%.

                        SUNSOURCE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                            (dollars in thousands)

10.   Long-Term Debt:

On September 30, 1997, the Company issued $60,000 of senior notes through a private placement with an institutional investor. The senior notes are payable in full on September 30, 2002 and were issued at a fixed rate of 7.66%. A surcharge rate of 7.91% was in effect from September 30, 1997 through December 31, 1997, as provided in the noteholder agreement (the "Noteholder Agreement"). Interest is required to be paid quarterly on March 30, June 30, September 30 and December 30 on the outstanding principal of the senior notes. Optional prepayments, in multiples of $100, may be made at anytime, as a whole or in part, with accrued interest thereon plus a penalty ("Make-Whole Amount"), if any, as defined in the Noteholder Agreement.

The Noteholder Agreement, among other provisions, contains financial covenants requiring the maintenance of specific coverage ratios and levels of financial position and restricts incurrence of additional debt and the sale of assets.

If the Company sells a significant amount of assets as defined in the Noteholder Agreement, it must make an offer of prepayment of note principal to the senior noteholder determined on an applicable share basis with the lenders under the Credit Agreement. The prepayment offer must also include accrued interest thereon as defined in the Noteholder Agreement. A Make Whole Amount is not required to be paid on the first $15,000 of net cash proceeds from certain dispositions accepted as a prepayment by the senior noteholder or upon a change in control as defined in the Noteholder Agreement.

As of December 31, 1997, the estimated fair value of the Company's senior notes is approximately $62,900 as determined in accordance with SFAS 107. The Company discounted the future cash flows of its senior notes based on borrowing rates for debt with similar terms and remaining maturities. The fair value estimate is made at a specific point in time and is subjective in nature and involves uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimate.

11.  Leases:

Certain warehouse and office space and equipment are leased under capital and operating leases with terms in excess of one year. Future minimum lease payments under noncancellable leases consisted of the following at December 31, 1997:

                                                     Capital         Operating
                                                      Leases           Leases
                                                    ---------        ----------
     1998                                            $  180             7,562
     1999                                               180             5,691
     2000                                               180             4,301
     2001                                               180             2,718
     2002                                               116             1,695
     Later years                                        --             10,083
                                                     ------           -------
       Total minimum lease payments                  $  836           $32,050
                                                                      =======
     Less amounts representing interest                (108)
                                                     ------
      Present value of Net Minimum Lease payments
      (including $156 currently payable)             $  728
                                                     ======

Total rental expenses for all operating leases amounted to $15,921 in 1997, $15,239 in 1996, and $14,232 in 1995.

                        SUNSOURCE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                            (dollars in thousands)


12.  Deferred Compensation Plans:

Certain officers and employees earn performance-based compensation, payment of which is deferred until future periods. All of the deferred compensation plans contain change in control provisions which are triggered upon a sale of all of the Operating Partnership's business, a change in the GP (including its reorganization) or a change, other than due to death or retirement, in a majority of the directors of Lehman/SDI, Inc., the general partner of the GP during any one-year period. A change of control occurred at September 30, 1997 as a result of the Conversion because a majority of the directors of Lehman/SDI, Inc. did not continue as directors of Lehman/SDI, Inc. after the Conversion.

The Company adopted a deferred compensation plan effective December 1, 1996, to offer key employees an opportunity to defer a portion of their compensation including bonuses and any amounts credited to the accounts of such employees which otherwise may become payable to such employees under other incentive compensation programs maintained by the Company. This plan allows participants eligible for accelerated payments under the change in control provision of the deferred compensation plans an election to continue to defer their balances. Certain deferrals were made when participants were entitled to payment of accelerated awards upon the change in control as a result of the Conversion.

Under the Company's Long-Term Performance Share Plan, adopted January 1, 1994, and amended thereafter, certain officers earn awards based on operating performance over a five-year period which vest and are paid in cash only at the end of the fifth year. At the end of any year within the five-year program, the cumulative award is subject to reduction or forfeiture if performance goals are not achieved. Upon a change in control as defined in the plan, participants are entitled to payment of awards earned through completion of the most recent plan year. The initial three years of this plan became complete as of December 31, 1996, as a result of the Conversion at September 30, 1997, which triggered the change of control provision in the plan. The plan was amended to include a two-year performance cycle, January 1, 1997 through December 31, 1998, to complete the initial five-year program of the plan.

For the Company's Deferred Compensation for Division Presidents Plan, adopted in 1987 and amended thereafter, certain employees earned awards which vest at the rate of 20% per year over the 5-year period following the year in which the award was earned. The awards will be paid at age 60, if elected by the employee, or upon death, disability or retirement and accrue investment earnings until paid. Upon a change in control, as defined in the plan, participants are entitled to payment of all vested and non-vested amounts including accrued interest. The change in control provision was triggered as a result of the Conversion and all account balances became fully vested and eligible for distribution at September 30, 1997. The full award is charged to operations in the year earned.

                        SUNSOURCE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                            (dollars in thousands)


12.  Deferred Compensation Plans, continued:

Under a former plan, the Long-Term Performance Award Plan, effective through December 31, 1986, certain employees and officers earned deferred compensation amounts which unconditionally vested at the rate of 20% per year over the 5-year period following the year in which the award was earned. Participants of the former plan have elected to defer all outstanding awards until retirement. Upon a change in control, as defined in the plan, participants are entitled to payment of their total account balance including accrued interest. The change in control provision was triggered as a result of the Conversion and all account balances were eligible for distribution at September 30, 1997.

The Operating Partnership has established a Rabbi Trust (the "Rabbi Trust") to assist in funding the liabilities of all deferred compensation plans. The Rabbi Trust holds insurance policies purchased by the Company on the lives of certain participants in the deferred compensation plans. The Rabbi Trust is the sole beneficiary of these insurance policies of which the cash surrender value aggregated $8,407 at December 31, 1997. Prior to a change in control and upon direction from the Company in writing, the Rabbi Trust shall pay to the Company all or a portion of the proceeds of any death benefits payable under any insurance policy held by the Rabbi Trust in excess of any benefits payable under the Company's deferred compensation plans with respect to the insured participant.

The amounts charged to income under the Company's deferred compensation plans were $3,152, $1,071 and $2,340 in 1997, 1996 and 1995, respectively. The 1997 charge includes $503 which is classified in transaction and other related costs on the accompanying statement of income for the year ended December 31, 1997, since this charge would not have been incurred had the Conversion not been consummated. During the three years ended December 31, 1997, distributions from the deferred compensation plans aggregated $2,876 in 1997, $1,160 in 1996 and $1,422 in 1995. The Company's deferred compensation liabilities amounted to $10,451 as of December 31, 1997 and $9,208 as of December 31, 1996.


13. Guaranteed Preferred Beneficial Interests in the Company's Junior Subordinated Debentures:

In connection with the Conversion, Class A interests of the Partnership were exchanged for Trust Preferred Securities of the Trust, as discussed in Note 1. The Trust was organized in connection with the Conversion for the purpose of
(a) issuing its Trust Preferred Securities to the Company in consideration of the deposit by the Company of Junior Subordinated Debentures in the Trust as trust assets, and its Trust Common Securities to the Company in exchange for cash and investing the proceeds thereof in an equivalent amount of Junior Subordinated Debentures and (b) engaging in such other activities as are necessary or incidental thereto. The Trust had no operating history prior to the issuance of the Trust Preferred Securities. The terms of the Junior Subordinated Debentures include those stated in the Indenture (the "Indenture") between the Company and the indenture trustee, and those made part of the Indenture by the Trust Indenture Act.

                        SUNSOURCE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                            (dollars in thousands)


13. Guaranteed Preferred Beneficial Interests in the Company's Junior Subordinated Debentures, continued:

The Company has guaranteed on a subordinated basis the payment of distributions on the Trust Preferred Securities and payments on liquidation of the Trust and redemption of Trust Preferred Securities (the "Preferred Securities Guarantee"). The sole assets of the Trust are the Junior Subordinated Debentures and the obligations of the Company under the Indenture, the Preferred Securities Guarantee and the Junior Subordinated Debentures in the aggregate constitute a full and unconditional guarantee by the Company of the Trust's obligations under the Trust Preferred Securities.

The Trust Preferred Securities have equity characteristics but creditor's rights and are therefore classified between liabilities and stockholders' deficit on the balance sheet. On September 30, 1997, the Trust Preferred Securities were recorded at fair value of $115,991 based on the price of the Class A interests of $11.75 upon close of trading on the New York Stock Exchange on that date. The Trust Preferred Securities have a liquidation value of $25.00 per security. The excess of fair value of the Trust Preferred Securities on September 30, 1997 over their liquidation value of $105,446, or $10,545 is amortized over the life of the Trust Preferred Securities. The fair value of the Trust Preferred Securities on December 31, 1997 was $127,853, based on the closing price on the New York Stock Exchange of $30.3125 per security on that date.

The interest payments on the Junior Subordinated Debentures underlying the Trust Preferred Securities, aggregating $12,232 per year, are deductible for federal income tax purposes under current law and will remain an obligation of the Company until the Trust Preferred Securities are redeemed or upon their maturity in 2027.


14.  Dividend on Common Shares:

The Board of Directors of the Company declared on December 10, 1997 a cash dividend of $0.10 per common share which was paid on January 6, 1998 to holders of record as of December 22, 1997.


15.  Allocation of Partnership Taxable Income:

Prior to the Conversion, for the shortened Partnership tax year from January 1, 1997 through September 30, 1997, the Partnership earned federal taxable income of $0.5605 per Class B limited partnership interest. For 1996 and 1995 federal taxable income amounted to $0.70, and $1.6923 per B interest, respectively. In 1997 and 1996, federal taxable income consisted of ordinary income only. Federal taxable income in 1995 consisted of ordinary income of $0.5326 per B interest and a combined capital gain of $1.1597 per B interest related to the sale of the Dorman Products and Downey Glass divisions (see
Note 3, Acquisitions/Divestitures).

Under the Partnership Agreement, holders of B interests were entitled to receive annual cash distributions sufficient to cover their tax liabilities on taxable income allocated to the B interests. For 1997, 1996 and 1995 these cash distributions amounted to $6,136 or $0.2775 per B interest, $7,663 or $0.3465 per B interest and $14,807 or $0.6695 per B interest, respectively.

                        SUNSOURCE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                            (dollars in thousands)


16.  Retirement Benefits:

The following tables reflect net periodic pension cost (income) for non-contributory defined benefit plans and significant assumptions used in the determination:

                                                1997        1996        1995
                                              --------    --------    --------
Service cost during the period                $   920     $   879     $   675
Interest cost on projected benefit
  obligations                                   1,702       1,656       1,578
Actual return on assets                        (4,708)     (3,432)     (3,503)
Net amortization and deferral                   2,059         917       1,509
                                             --------    --------     -------
   Net periodic pension cost (income)         $   (27)    $    20     $   259
                                              =======    ========     =======

Discount rate                                    7.25%      7.25%        8.25%
Rates of increase in compensation levels         6.50%      6.50%        6.50%
Expected long-term rate of return
  on plan assets                                 9.75%      9.75%        8.50%

The following table sets forth the defined benefit plans' funded status and amounts recognized in the Company's balance sheets:
                                                      Assets Exceed Accumulated
                                                          Benefit Obligations
                                                              December 31,
                                                       ------------------------
Actuarial present value of beneficial obligations:       1997            1996
                                                       ---------       --------
Vested benefit obligation                              $ 16,756        $ 19,019
                                                       =========       ========
Accumulated benefit obligation                         $ 17,209        $ 19,290
                                                       =========       ========

Projected benefit obligation                           $ 22,225        $ 23,716
Plan assets at fair value                                26,642          26,519
                                                       ---------       --------
Projected benefit obligation less than plan assets        4,417           2,803
Unrecognized net loss                                    (3,039)         (1,247)
Prior service cost not yet recognized
 in net periodic pension cost                              (303)           (328)
Unamortized balance of unrecognized net transition
 asset established at January 1, 1987                    (1,136)         (1,648)
                                                       ---------       ---------
Prepaid pension liability
 recognized in the balance sheet                       $    (61)       $   (420)
                                                       =========       =========


None of the Company's defined benefit plans had accumulated benefit obligations which exceeded assets.

The discount rate assumptions used in determining actuarial present value of benefit obligations at December 31, 1997 and 1996 was 7.25%.

Certain employees of the Company's Kar Products, J.N. Fauver Co., and its divested Dorman Products and American Electric Co. divisions are covered by these defined benefit retirement plans. Assets of the defined benefit plans consist of insurance contracts and assets managed under a commingled trust agreement. The trust assets are invested primarily in equity and fixed income holdings.

                        SUNSOURCE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                            (dollars in thousands)



16.  Retirement Benefits, continued:



Costs (income) charged to operations under all retirement benefit plans are as follows:

                                               1997        1996         1995
                                               ----        ----         ----
     Defined contribution plans              $1,154      $1,327       $2,693
     Multi-employer pension plans               253         189          374
     Defined benefit plans                      (27)         20          259
                                             -------     ------       ------
           Total                             $1,380      $1,536       $3,326
                                             =======     ======       ======


Management estimates that its share of unfunded vested liabilities under multi-employer pension plans is not material.

For the years ended December 31, 1997, 1996 and 1995, the costs of post-retirement benefits charged to income were $94, $87, and $81, respectively. The charges were determined in accordance with SFAS No. 106 on an accrual basis with costs recognized in prior years upon payment of the post-retirement obligations. The Company's unrecognized accumulated post-retirement benefit liability as of December 31, 1997, 1996 and 1995 was $454, $472 and $516, respectively.



17.   Commitments and Contingencies:


Performance and bid bonds are issued on the Company's behalf during the ordinary course of business through surety bonding companies as required by certain contractors. As of December 31, 1997, the Company had outstanding performance and bid bonds aggregating $541.

Letters of credit are issued by the Company during the ordinary course of business through major domestic banks as required by certain vendor contracts, legal proceedings and acquisition activities. As of December 31, 1997, the Company had outstanding letters of credit in the aggregate amount of $442 related to these activities.

As of December 31, 1997, the Company has guaranteed approximately $839 worth of lease obligations, principally relating to businesses previously divested. The Company is not currently aware of any existing conditions which would cause a financial loss related to these guarantees.

Under the Company's insurance programs, commercial umbrella coverage is obtained for catastrophic exposure and aggregate losses in excess of normal claims. Beginning in 1991, the Company has retained risk on certain expected losses from both asserted and unasserted claims related to worker's compensation, general liability and automobile as well as the health benefits of certain employees. Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claim data and certain actuarial assumptions. As of December 31, 1997, the Company has provided insurers letters of credit aggregating $1,750 related to certain insurance programs.

                        SUNSOURCE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                            (dollars in thousands)


17.   Commitments and Contingencies, continued:


Litigation originally instituted on February 27, 1996 is pending in the Court of Common Pleas of Montgomery County, Pennsylvania in which Dorman Products of America, Ltd. ("Dorman"), and its parent, R&B, Inc. ("R&B"), allege that misrepresentations of certain facts were made by the Operating Partnership, upon which R&B allegedly based its offer to purchase the assets of the Dorman Products division of the Operating Partnership. Dorman and R&B seek damages of approximately $21,000.

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



18.  Statements of Cash Flows:


Supplemental disclosures of cash flow information are presented below:

                                                                 1997             1996             1995
                                                              ---------        ---------         -------
Cash paid during the period for:
  Interest                                                    $   7,357        $   6,769         $   7,304
                                                              =========        =========         =========

  Income taxes                                                $   1,433        $   1,189         $   1,190
                                                              =========        =========         =========

Non-cash investing activities:
 Acquisitions (see Note 3):
   Fair value of assets acquired                              $   1,029        $     758         $   8,515
   Less liabilities assumed                                        (236)             (58)             (504)
   Post-closing adjustments                                          --              (17)             (626)
                                                              ----------       ----------        ----------
    Cash paid for acquired businesses                         $     793        $     683         $   7,385
                                                              ==========       ==========        =========

Non-cash financing activities:
  Accrued and unpaid dividends
   on common shares                                           $     642        $      --         $      --
  Accrued and unpaid
   partnership distributions                                  $   2,353        $   1,857         $   7,819
  Exchange of 11,099,573 Class A limited
   partnership interests for 4,217,837
   Trust Preferred Securities                                 $ 115,991        $      --         $      --
  Exchange of 21,675,246 Class B limited
   partnership interests for 5,418,936
   common shares                                              $  38,943        $      --         $      --
  Exchange of GP's Minority Interest for
   1,000,000 common shares                                    $  21,841        $      --         $      --



                        SUNSOURCE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                            (dollars in thousands)



19.  Quarterly Data (unaudited):

    1997                                     Fourth        Third       Second       First
    ----                                    --------     --------     --------    -------
Net sales                                   $168,932     $178,540     $181,643    $169,016
Gross profit                                  69,079       72,791       73,808      67,600
Income before
 extraordinary loss (1)                        3,090       15,673        9,193       4,576
Extraordinary loss (Note 6)                       --       (3,392)          --          --
Net income (1)                                 3,090       12,281        9,193       4,576
Net income (loss) per limited
  partnership interest
             - Class A                           N/A         N/A          $.28        $.27
             - Class B                           N/A         N/A          $.28        $.07
Pro forma net income
 per common share                                N/A        $.58           N/A         N/A
Net income per common share                     $.48         N/A           N/A         N/A

    1996
    ----

Net sales                                   $159,737     $167,125     $167,500    $154,892
Gross profit (2)                              64,826       67,469       66,399      61,900
Net income (3)                                (1,342)       8,286        8,313       4,010
Net income (loss) per limited
  partnership interest
             - Class A                          $.28        $.27         $.28        $.27
             - Class B                         ($.20)       $.24         $.24        $.04


(1) Includes $2,428, $275 and $350 of non-recurring transaction and other related costs recorded in the third, second and first quarters, respectively.
(2)  Includes amounts reclassified to conform to current accounting.
(3) Includes $5,950 and $2,150 of non-recurring restructuring charges and transaction costs, respectively, recorded in the fourth quarter.



20.  Concentration of Credit Risk:


Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade receivables. The Company places its cash and cash equivalents with high credit quality financial institutions. Concentrations of credit risk with respect to sales and trade receivables are limited due to the large number of customers comprising the Company's customer base, and their dispersion across many different industries and geographies. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral.



21. Segment Information:


In June 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," which replaces previous generally accepted accounting principles on segment reporting. Although adoption of SFAS 131 is not required until 1998 reporting, the Company has elected to apply the provisions of this SFAS beginning with its 1997 reporting, as contained herein. Previously reported information has been restated to conform to reporting under SFAS 131.

                        SUNSOURCE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                            (dollars in thousands)



21. Segment Information, continued:


The Company has five reportable segments (see Note 1 "Nature of Operations") which are disaggregated based on the products and services provided, markets served, marketing strategies and delivery methods.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales are immaterial. The Company measures segment profitability and allocates corporate resources based on each segment's Earnings Before Interest, Taxes and Amortization ("EBITA") which is defined as income from operations before amortization. The Company also measures the segments on performance on their tangible asset base. The table below provides the Company's segment disclosures and is followed by reconciliations of the segment amounts to the consolidated amounts where appropriate:

                                                                         Year Ended December 31,
                                                             ---------------------------------------------
                                                                1997              1996              1995
                                                             ---------         ---------         ---------
Net Sales
---------
Technology Services                                          $ 323,588         $ 299,068         $ 285,466
Inventory Management - Expediter                               125,911           121,389           113,715
Inventory Management - Integrated Supply                        52,979            43,392            31,860
Hardware Merchandising Services                                107,395            95,036            77,263
Glass Merchandising                                             88,258            90,369           120,631
                                                             ---------         ---------         ---------
   Consolidated net sales                                    $ 698,131         $ 649,254         $ 628,935
                                                             =========         =========         =========

Gross Profit
Technology Services                                          $  85,902         $  76,896         $  75,527
Inventory Management - Expediter                                90,171            87,839            83,122
Inventory Management - Integrated Supply                        13,216            11,436             9,372
Hardware Merchandising Services                                 58,319            48,878            41,037
Glass Merchandising                                             35,670            35,545            42,279
                                                             ---------         ---------         ---------
   Segment gross profit                                      $ 283,278         $ 260,594         $ 251,337
                                                             =========         =========         =========

EBITA
-----
Technology Services                                          $  14,784         $  13,335         $  15,743
Inventory Management - Expediter                                21,160            19,199            15,478
Inventory Management - Integrated Supply                         2,968             1,892             1,723
Hardware Merchandising Services                                 10,874             7,130             7,314
Glass Merchandising                                              2,131             3,231             3,710
                                                             ---------         ---------         ---------
   Segment profit                                            $  51,917         $  44,787         $  43,968
                                                             =========         =========         =========

Tangible Assets
---------------
Technology Services                                          $  90,597         $  81,720         $  77,215
Inventory Management - Expediter                                41,991            42,274            40,606
Inventory Management - Integrated Supply                        13,138            13,813            10,204
Hardware Merchandising Services                                 40,579            41,322            32,544
Glass Merchandising                                             23,879            24,427            24,858
                                                             ---------         ---------         ---------
   Segment tangible assets                                   $ 210,184         $ 203,556         $ 185,427
                                                             =========         =========         =========


                        SUNSOURCE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                            (dollars in thousands)


21. Segment Information, continued:


                                                                         Year Ended December 31,
                                                             ---------------------------------------------
                                                                1997              1996             1995
                                                             ---------         ---------         ---------
Capital Expenditures
--------------------
Technology Services                                          $   2,045         $   1,112         $   1,470
Inventory Management - Expediter                                   622               786               782
Inventory Management - Integrated Supply                           266               282                63
Hardware Merchandising Services                                  1,754             1,985               539
Glass Merchandising                                                373               640             1,254
                                                             ---------         ---------         ---------
   Segment capital expenditures                              $   5,060         $   4,805         $   4,108
                                                             =========         =========         =========

Depreciation
------------
Technology Services                                          $   1,438         $   1,323         $   1,239
Inventory Management - Expediter                                   886               897               865
Inventory Management - Integrated Supply                           107                72                67
Hardware Merchandising Services                                    747               451               292
Glass Merchandising                                                730               775             1 120
                                                             ---------         ---------         ---------
   Segment depreciation                                      $   3,908        $   3,518          $   3,583
                                                             =========        =========          =========

Geographic Segment Data:
------------------------
Net Sales
---------
United States                                                $ 644,299         $ 609,485         $ 598,741
Canada                                                          34,022            30,888            29,127
Mexico                                                          19,810             8,881             1,067
                                                             ---------         ---------         ---------
   Consolidated net sales                                    $ 698,131         $ 649,254         $ 628,935
                                                             =========         =========         =========

Reconciliation of Segment Profit to
 Income Before Income Taxes and
 Extraordinary Loss:
--------------------
Segment profit - EBITA                                       $  51,917         $  44,787         $  43,968
Amortization                                                    (1,894)           (1,924)           (1,996)
Corporate expenses                                              (8,425)           (6,981)           (7,340)
Non-recurring charges:
  Restructuring                                                     --            (5,950)               --
  Transaction and other costs                                   (3,053)          (2,150)               --
  Management fee                                                (2,491)           (3,330)           (3,330)
                                                             ----------        ----------         ---------
Income from operations                                          36,054            24,452            31,302
Interest expense, net                                           (7,198)           (6,875)           (6,920)
Distribution on guaranteed
 preferred beneficial interests                                 (3,058)               --                --
Other income                                                        54               550               256
Gain on sale of divisions                                           --                --            20,644
                                                             ----------        ----------        ---------
 Income before income taxes and
  extraordinary items                                        $  25,852         $  18,127         $  45,282
                                                             ==========        ==========        =========

Reconciliation of Segment Tangible
 Assets to Total Assets:
-----------------------
Segment tangible assets                                      $ 210,917         $ 203,556         $ 185,427
Goodwill                                                        62,588            43,036            44,250
Other intangible assets                                            170               503             1,015
Deferred income taxes                                           15,805             5,007             2,844
Cash value of life insurance                                     8,407             4,566             3,009
Other corporate assets                                           8,255             5,887            18,046
                                                             ---------         ---------         ---------
  Total assets                                               $ 306,142         $ 262,555         $ 254,591
                                                             =========         =========         =========


                        SUNSOURCE INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                            (dollars in thousands)



21. Segment Information, continued:



Reconciliation of Segment
 Capital Expenditures to
 Total Capital Expenditures:
----------------------------
Segment capital expenditures (1)           $   5,060      $   4,805   $   4,108
Corporate capital expenditures                   130            159         191
                                           ---------      ---------   ---------
  Total capital expenditures               $   5,190      $   4,964   $   4,299
                                           =========      =========   =========

(1) Includes $257 and $623 of assets acquired under capital leases in 1997 and 1996, respectively.


Reconciliation of Segment Depreciation
 to Total Depreciation:
Segment depreciation                       $   3,908      $   3,498   $   3,583
Corporate depreciation                           101            105          78
                                           ---------      ---------   ---------
  Total depreciation                       $   4,009      $   3,603   $   3,661
                                           =========      =========   =========




22. Subsequent Event:


On January 22, 1998, the Company filed a registration statement on Form S-2 with the United States Securities and Exchange Commission, which was amended thereafter, for an offering of Common Shares of the Company (the "Offering"). Of the 1,976,059 shares sold in the offering, 500,000 shares are being issued and sold by the Company and 1,476,059 shares are being sold by selling stockholders. The Company will not receive any of the proceeds for the shares being sold by the selling stockholders. The Company will use the net proceeds from its shares sold in the Offering to repay borrowings under its revolving credit facility.

The Board of Directors of the Company has authorized the acquisition by Hillman of certain assets of a retail hardware business which had sales in its last fiscal year of approximately $17.0 million.

                       SUNSOURCE INC. AND SUBSIDIARIES

          Schedule I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            (dollars in thousands)

Balance Sheets as of December 31                         1997            1996            1995
--------------------------------                         ----            ----            ----
Assets
  Cash                                                $      1          $     -          $     -
  Deferred income taxes                                 15,316                -                -
  Investment in SDI Operating Partners, L.P.           100,893 (1)       94,619           94,943
  Investment in SunSource Capital Trust                  3,356                -                -
                                                      --------          -------          -------
    Total assets                                      $119,566           94,619          $94,943
                                                      ========           ======          =======

Liabilities
  Current liabilities                                     $893                -                -
  Junior subordinated debentures - common                3,261                -                -
  Junior subordinated debentures - preferred           115,903                -                -
                                                      --------          -------          -------
     Total liabilities                                 120,057                -                -
                                                      --------          -------          -------
Partners' capital:
   General partner                                           -              960              963
   Limited partners - Class A interests                      -           67,642           67,642
   Limited partners - Class B interests                      -           29,040           29,252
   Class B interests held in treasury                        -           (1,514)          (1,514)
   Cumulative foreign translation adjustment                 -           (1,509)          (1,400)
                                                      --------          -------          -------
     Total partners' capital                                 -           94,619           94,943
                                                      --------          -------          -------
Stockholders' deficit:
   Preferred stock                                           -                -                -
   Common stock                                             64                -                -
   Retained earnings                                     1,735                -                -
   Cumulative foreign translation adjustment            (2,290)               -                -
                                                      --------          -------          -------
     Total stockholders' deficit                          (491)               -                -
                                                      --------          -------          -------
 Total liabilities, partners' capital and
   stockholders' deficit                              $119,566          $94,619          $94,943
                                                      ========           ======          =======

(1) Represents an indirect investment through two wholly-owned subsidiaries.

                       SUNSOURCE INC. AND SUBSIDIARIES

          Schedule I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 (continued)

                            (dollars in thousands)

Statements of Income for the Years Ended December 31               1997            1996            1995
----------------------------------------------------               ----            ----            ----
Equity in net income:
  SDI Operating Partners, L.P.                                   $33,562  (1)     $19,267        $44,116
  SunSource Capital Trust                                             95                -              -
Interest expense, net                                             (3,065)               -              -
Provision for income taxes                                        (1,452)               -              -
                                                                 -------          -------        -------
     Net income                                                  $29,140          $19,267        $44,116
                                                                 =======          =======        =======
Net income allocated to partners:
   General partner                                                   N/A          $   193        $   441
                                                                                  -------        -------
   Class A interests                                                 N/A          $12,210        $12,210
                                                                                  -------        -------
   Class B interests                                                 N/A          $ 6,864        $31,465
                                                                                  -------        -------
Pro forma net income per common share (note 1)                   $  1.88
                                                                 -------

Statements of Cash Flows for the Years Ended December 31

Cash provided by operations                                      $     -          $     -        $     -
Cash provided from investment in
   SDI Operating Partners, L.P.                                   28,191           25,385         26,946
Cash provided from investment in SunSub A Inc.                     3,058                -              -
                                                                       -                -
Cash distributions to general and limited partners               (28,191)         (25,385)       (26,946)
Cash distributions to holders of trust preferred securities       (3,058)               -             -
                                                                 -------          -------        -------
   Increase (decrease) in cash                                   $     -          $     -        $     -
                                                                 =======          =======        =======

(1) Includes an indirect investment through two wholly-owned subsidiaries from October 1, 1997 through December 31, 1997.

This financial information should be read in conjunction with the consolidated financial statements of the Company.

                       SUNSOURCE INC. AND SUBSIDIARIES

                       Schedule II - VALUATION ACCOUNTS

                            (dollars in thousands)

                                                                   Deducted From Assets in Balance Sheet
                                  --------------------------------------------------------------------------------------------------
                                                                                                                         Valuation
                                  Allowance for         Allowance for         Accumulated            Accumulated       Allowance for
                                    Doubtful              Obsolete            Amortization           Amortization        Deferred
                                    Accounts             Inventories          of Goodwill           of Intangibles      Income Taxes
                                    --------             -----------          -----------           --------------      ------------
Balance, December 31, 1994           2,472                 3,491                 11,259                14,396                325

  Additions charged to cost
    and expenses                     1,070                 1,704                 1,364                    845                 66
  Deductions                         1,552 (A)             1,306 (A)                 -                      -                  -
  Sale of divisions                    163                   479                   884                  1,517                  -
                                    ------                ------               -------                -------             ------
Balance, December 31, 1995           1,827                 3,410                11,739                 13,724                391

  Additions charged to cost
    and expenses                     1,280                 1,440                 1,409                    648                  -
  Deductions                           899 (A)             1,010 (A)               269 (B)                  -                220
                                    ------                ------               -------                -------             ------

Balance, December 31, 1996           2,208                 3,840                12,879                 14,372                171

  Additions charged to cost
    and expenses                     1,711                 1,797                 1,488                    538                  -
  Deductions                         1,724 (A)             1,272 (A)                 -                      -                171
                                    ------                ------               -------                -------             ------
Balance, December 31, 1997          $2,195                $4,365               $14,367                $14,910             $    -
                                    ======                ======               =======                =======             ======

Notes:

  (A) Includes write-off of accounts receivable (net of bad debt recoveries) and inventories.

  (B) Includes write-off of Goodwill in accordance with FAS 121, Impairment of Long-Lived Assets.

Item 9 - Changes in and Disagreements on Accounting and
         ----------------------------------------------
         Financial Disclosure.
         --------------------


   Not applicable.

                                   PART III




Item 10 - Directors and Executive Officers of the Registrant.
------------------------------------------------------------

Information under the heading "Election of Directors" in the Proxy Statement for the annual meeting of stockholders to be held April 28, 1998 (the "1998 Annual Proxy Statement") is incorporated by reference herein.



Item 11 - Executive Compensation
--------------------------------

Information under the heading "Executive Compensation" in the 1998 Annual Proxy Statement is incorporated by reference herein.



Item 12 - Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

Information under the heading "Security Ownership of Certain Beneficial Owners and Management" in the 1998 Annual Proxy Statement is incorporated by reference herein.



Item 13 - Certain Relationships and Related Transactions.
--------------------------------------------------------

Information under the heading "Certain Transactions" in the 1998 Annual Proxy Statement is incorporated by reference herein.

                                    PART IV




Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 10-K.
---------------------------------------------------------------------------


                  (a)  Documents Filed as a Part of the Report:
                       ---------------------------------------

                        1. Financial Statements.
                        -----------------------

                           The information concerning financial statements
called for by Item 14 of Form 10-K is set forth in Part II, Item 8 of this annual report on Form 10-K.


                        2. Financial Statement Schedules.
                           -----------------------------

                           The information concerning financial statement
schedules called for by Item 14 of Form 10-K is set forth in Part II, Item 8 of this annual report on Form 10-K.


                        3. Exhibits, Including Those Incorporated by Reference.
                           ---------------------------------------------------

                           The following is a list of exhibits filed as part of
this annual report on Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.


                  Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

                  2.1 Agreement and Plan of Conversion dated as of July 31, 1997 (1) (Exhibit 2.1)

                  Articles of Incorporation and By-Laws

                  3.1     Amended and Restated Certificate of
                          Incorporation of the Company (1) (Exhibit 3.1)

                  3.2     Bylaws of the Company (1) (Exhibit 3.2)

                Instruments Defining the Rights of Security Holders, Including Indentures

              4.1         Amended and Restated Declaration of Trust (1)
                          (Exhibit 4.1)

              4.2 Indenture between the Company and the Bank of New York (1) (Exhibit 4.2)

              4.3         Preferred Securities Guarantee (1) (Exhibit 4.3)

              4.4 Rights Agreement between the Company and the Registrar and Transfer Company (1) (Exhibit 10.5)

              4.5 Note Purchase Agreement dated September 30, 1997 between Teachers Insurance and Annuity Association and SDI Operating Partners, L.P., SDI Partners I, L.P., SunSource, Inc., SunSub A Inc. and SunSub B Inc. (2) Exhibit 10.2

                  Material Contracts

             10.1 Amended and Restated Credit Agreement dated September 30, 1997, among CoreStates Bank, N.A., for itself and as agent, The Bank of Nova Scotia, for itself and as documentation agent, and SDI Operating Partners, L.P., SDI Partners I, L.P., SunSource Inc., SunSub
                          A Inc. and SunSub B Inc. (2) (Exhibit 10.1)

             10.2        *Sun Distributors Incentive Compensation Plan.
                          (3) (Exhibit 10.5)

             10.3        *Sun Distributors, Inc. Long-Term Performance Award
                          Plan.(As Amended June 1985) (3) (Exhibit 10.6)

             10.4 *SDI Operating Partners, L.P. Deferred Compensation Plan for Division Presidents (As amended September 13, 1993).
                          (4) (Exhibit 10.7)

             10.5        *SDI Operating Partners, L.P. Long-Term Performance
                          Share Plan dated January 1, 1994. (4) (Exhibit 10.8)

             10.6        *Deferred Compensation Plan for Key Employees of
                          SDI Operating Partners, L.P. (2) (Exhibit 10.4)

             10.7         Stockholders Agreement dated as of July 31, 1997
                          (2) (Exhibit 10.2)

             10.8         Contribution Agreement dated as of July 31, 1997
                          (2) (Exhibit 10.3)

                  Subsidiaries of the Registrant

           **21.1  Subsidiaries


                  Financial Data Schedules

           **27.1  Summary financial information as of and for the year ended December 31, 1997.
           ------------------------

                      (1) Filed as an exhibit to Registration Statement
                           No. 333-19077 on Form S-4.

                      (2) Filed as an exhibit to Registration Statement
                          No. 333-44733 on Form S-2.

                      (3) Filed on March 31, 1993, as an exhibit to Annual
                          Report on Form 10K for the year ended December 31, 1992.

                      (4) Filed on March 31, 1994, as an exhibit to Annual
                          Report on Form 10K for the year ended December 31, 1993.


                      * Management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this report.

                      **  Filed herewith.


                  (b)     Reports on Form 8-K.

                          None

                                  SIGNATURES





Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                SUNSOURCE INC.



Date:  March 27, 1998                           By:_____________________________
                                             Title:  Chairman and Chief
                                                     Executive Officer



Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Each person in so signing also makes, constitutes and appoints Donald T. Marshall and Joseph M. Corvino, and each of them, his true and lawful attorney-in-fact, in his name, place and stead to execute and cause to be filed with the Securities and Exchange Commission any or all amendments to this report.


         Signature                           Capacity                  Date
         ---------                           --------                  ----

/s/ Donald T. Marshall              Principal Executive          March 27, 1998
------------------------------      Officer and Director
Donald T. Marshall




/s/ Joseph M. Corvino               Principal Financial          March 27, 1998
------------------------------      Officer
Joseph M. Corvino




/s/ John J. Dabrowski               Principal Accounting         March 27, 1998
------------------------------      Officer
John J. Dabrowski

/s/ O. Gordon Brewer, Jr.           Director                     March 27, 1998
------------------------------
O. Gordon Brewer, Jr.




/s/ Norman V. Edmonson              Director                     March 27, 1998
------------------------------
Norman V. Edmonson




/s/ Arnold S. Hoffman               Director                     March 27, 1998
------------------------------
Arnold S. Hoffman




/s/ Robert E. Keith, Jr.            Director                     March 27, 1998
-------------------------------
Robert E. Keith, Jr.




/s/ John P. McDonnell               Director                     March 27, 1998
------------------------------
John P. McDonnell




/s/ Ernest L. Ransome, III          Director                     March 27, 1998
-------------------------------
Ernest L. Ransome, III




/s/ Donald A. Scott                 Director                     March 27, 1998
-------------------------------
Donald A. Scott