Form 10-Q
period 1998-03-31
SUNSOURCE INC
filed 1998-05-15
CIK 1029831

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934





For the quarterly period ended March 31, 1998

Commission file number 1-13293


                                SunSource Inc.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Delaware                                              23-2874736
-------------------------------                             ----------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

       3000 One Logan Square
       Philadelphia, Pennsylvania                                 19103
----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  (215) 282-1290


Securities registered pursuant to Section 12(b) of the Act:

      Title of Class              Name of Each Exchange on Which Registered
      --------------              -----------------------------------------
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

  YES   X       NO
      -----        -----

On May 13, 1998 there were 7,215,275 Common Shares outstanding.

                                SUNSOURCE INC.

                                    INDEX





PART I.  FINANCIAL INFORMATION                                           PAGE(S)

     Item 1.   Consolidated Financial Statements

                 Consolidated Balance Sheets as of March 31, 1998
                 (Unaudited), and December 31, 1997                          3

                 Consolidated Statements of Income and
                 Comprehensive Income for the three months ended
                 March 31, 1998 and 1997 (Unaudited)                         4

                 Consolidated Statements of Cash Flows
                 for the three months ended March 31, 1998 and 1997
                 (Unaudited)                                                 5

                 Notes to Consolidated Financial Statements
                 (Unaudited)                                                6-9

     Item 2.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       10-16


PART II.  OTHER INFORMATION                                                17




SIGNATURES                                                                 18

                        SUNSOURCE INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)


                                                                     March 31, 1998
                                       ASSETS                         (Unaudited)     December 31,1997
                                                                     --------------   ----------------
Current assets:
  Cash and cash equivalents                                            $  21,043          $   5,638
  Accounts and notes receivable, net                                      90,469             82,501
  Inventories                                                            104,801            103,369
  Deferred income taxes                                                   10,566             10,791
  Other current assets                                                     4,361              4,559
                                                                       ---------          ---------
      Total current assets                                               231,240            206,858

Property and equipment, net                                               21,805             21,939
Goodwill                                                                  62,139             62,588
Other intangibles                                                            710                784
Deferred income taxes                                                      4,971              5,014
Cash surrender value of life insurance policies                            9,361              8,407
Other assets                                                                 666                552
                                                                       ---------          ---------

      Total assets                                                     $ 330,892          $ 306,142
                                                                       =========          =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable, trade                                              $  57,568          $  50,125
  Notes payable                                                            1,758              2,080
  Current portion of capitalized lease obligations                           180                156
  Distributions payable to partners                                          277              2,353
  Deferred tax liability                                                     935                935
  Accrued expenses:
    Salaries and wages                                                     6,137              6,891
    Income and other taxes                                                 3,966              4,286
    Other accrued expenses                                                19,108             19,094
                                                                       ---------          ---------
      Total current liabilities                                           89,929             85,920
Senior notes                                                              60,000             60,000
Bank revolving credit                                                     31,000             33,000
Capitalized lease obligations                                                505                572
Deferred compensation                                                     11,809             10,451
Other liabilities                                                            745                787
                                                                       ---------          ---------
      Total liabilities                                                  193,988            190,730
                                                                       ---------          ---------

Guaranteed preferred beneficial interests in the
 Company's junior subordinated debentures                                115,815            115,903
                                                                       ---------          ---------

Commitments and contingencies

Stockholders' equity (deficit):
  Preferred stock, $.01 par, 1,000,000 shares
   authorized, none issued                                                  --                 --
  Common stock, $.01 par, 20,000,000 shares authorized,
   7,215,275 and 6,418,936 shares issued and outstanding                      72                 64
  Additional paid-in capital                                              20,881               --
  Retained earnings                                                        2,635              1,735
  Cumulative foreign translation adjustment                               (2,499)            (2,290)
                                                                       ---------          ---------
      Total stockholders' equity (deficit)                                21,089               (491)
                                                                       ---------          ---------

     Total liabilities and stockholders' equity (deficit)              $ 330,892          $ 306,142
                                                                       =========          =========


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        SUNSOURCE INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)
                          FOR THE THREE MONTHS ENDED,
   (dollars in thousands, except for partnership interest and share amounts)



                                                       March 31, 1998         March 31, 1997
                                                       --------------         --------------

Net sales                                               $    172,091           $    169,016
Cost of sales                                                103,453                101,416
                                                        ------------           ------------
   Gross profit                                               68,638                 67,600
                                                        ------------           ------------

Operating expenses:
  Selling, general and administrative expenses                59,432                 58,690
  Management fee to general partner                             --                      821
  Depreciation                                                 1,109                  1,018
  Amortization                                                   513                    455
                                                        ------------           ------------
   Total operating expenses                                   61,054                 60,984
                                                        ------------           ------------

Transaction costs                                               --                      350
                                                        ------------           ------------

   Income from operations                                      7,584                  6,266

Interest expense, net                                          1,688                  1,831
Distributions on guaranteed preferred
 beneficial interests                                          3,058                   --
Other income, net                                                110                    113
                                                        ------------           ------------
    Income before provision for income taxes                   2,948                  4,548

Income tax provision (benefit)                                 1,327                    (28)
                                                        ------------           ------------

    Net income                                                 1,621                  4,576

Other comprehensive income, net of tax:
  Change in cummulative foreign
   translation adjustment                                       (209)                  (341)
                                                        ------------           ------------

    Comprehensive income                                $      1,412           $      4,235
                                                        ============           ============

Net income allocated to partners:
  General partner                                                N/A           $         46
                                                                               ------------
  Class A limited partners                                       N/A           $      3,052
                                                                               ------------
  Class B limited partners                                       N/A           $      1,478
                                                                               ------------

Earnings per limited partnership interest:

   Net income
     - Class A interest                                          N/A           $       0.27
     - Class B interest                                          N/A           $       0.07

Net income per common share                             $       0.25                    N/A

Weighted average number of
  outstanding common shares                                6,474,223                    N/A

Weighted average number of outstanding
  limited partnership interests:
  - Class A interests                                            N/A             11,099,573
  - Class B interests                                            N/A             21,675,746



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        SUNSOURCE INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                          FOR THE THREE MONTHS ENDED,
                            (dollars in thousands)



                                                                     March 31, 1998     March 31, 1997
                                                                     --------------     --------------

Cash flows from operating activities:
  Net income                                                            $  1,621           $  4,576
  Adjustments to reconcile net income to net cash
   provided by (used for) operating activities:
     Depreciation and amortization                                         1,622              1,473
     Decrease (increase) in cash value of life insurance                    (854)               129
     Transaction costs                                                      --                  350
     Provision for deferred compensation                                     415                817
     Provision (benefit) for deferred income taxes                           268               (324)
     Changes in current operating items:
        Increase in accounts and notes receivable                         (7,968)           (13,132)
        Decrease (increase) in inventories                                (1,432)             1,017
        Decrease (increase) in other current assets                          198               (147)
        Increase in accounts payable                                       7,443              6,188
        Increase in accrued interest                                        --                1,419
        Decrease in income taxes payable                                    (483)               (94)
        Decrease in accrued restructuring charges
             and transaction costs                                          (572)              (719)
        Decrease in other accrued liabilities                                (84)            (3,182)
     Other items, net                                                        630               (452)
                                                                        --------           --------

    Net cash provided by (used for) operating activities                     804             (2,081)
                                                                        --------           --------

Cash flows from investing activities:
  Proceeds from sale of property and equipment                                10                252
  Capital expenditures                                                      (978)            (1,016)
  Investment in life insurance policies                                     (100)              --
  Other, net                                                                (137)               (52)
                                                                        --------           --------

    Net cash used for investing activities                                (1,205)              (816)
                                                                        --------           --------

Cash flows from financing activities:
  Net proceeds from issuance of common stock                              20,889               --
  Cash distributions to public investors                                  (2,718)            (3,690)
  Borrowings (repayments) under the bank credit agreement, net            (2,000)             9,000
  Repayments under other credit facilities, net                             (322)              (953)
  Principal payments under capitalized lease obligations                     (43)               (30)
                                                                        --------           --------

    Net cash provided by financing activities                             15,806              4,327
                                                                        --------           --------

Net increase in cash and cash equivalents                                 15,405              1,430

Cash and cash equivalents at beginning of period                           5,638              1,666
                                                                        --------           --------

Cash and cash equivalents at end of period                              $ 21,043           $  3,096
                                                                        ========           ========


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        SUNSOURCE INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (dollars in thousands)





1.  Basis of Presentation:

The accompanying financial statements include the consolidated accounts of SunSource Inc. (the "Company"), its predecessor, SunSource L.P. (the "Partnership"), and its wholly-owned subsidiaries including SDI Operating Partners, L.P. (the "Operating Partnership") and SunSource Capital Trust (the "Trust"). All significant intercompany balances and transactions have been eliminated. The Company is one of the leading providers of industrial products and related value-added services in the United States. The Company's five business segments are Technology Services, Inventory Management - Expediter, Inventory Management - Integrated Supply, Hardware Merchandising Services and Glass Merchandising.

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

Certain information in note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to Form 10-Q requirements although the Company believes that disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's report on Form 10-K for the year ended December 31, 1997.


         Public Offering

On January 22, 1998, the Company filed a registration statement on Form S-2 with the United States Securities and Exchange Commission, which was amended thereafter, for an offering of Common Shares of the Company (the "Offering"). The registration statement became effective on March 19, 1998 and the Offering closed in its entirety on March 27, 1998. Of the 2,284,471 shares sold in the Offering, 796,408 shares were issued and sold by the Company and 1,488,063 shares were sold by the selling stockholders, affiliates of Lehman Brothers Inc.

The Company received net cash proceeds of $20,889 from the 796,408 shares sold in the Offering. The Company recorded an increase of $8 in Common Stock and $20,881 in Additional Paid-in Capital. The number of outstanding Common Shares as of March 31, 1998 was 7,215,275. The weighted average number of Common Shares outstanding for the three months ended March 31, 1998 was 6,474,223 including the shares sold in the Offering.

                        SUNSOURCE INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (dollars in thousands)



2.  Recent Accounting Pronouncements:

Effective with financial statements issued in 1998, the Company is required to implement Statement of Financial Accounting Standards ("SFAS") 130, "Reporting Comprehensive Income", which requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income includes net income and other items resulting in changes to stockholders' equity such as foreign currency translation, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities.

The Company's only reportable item of comprehensive income, after net income, is the change in the accumulated foreign translation adjustment. This will now be reflected as a separate line item below net income in arriving at comprehensive income. The Company will also report this item as a separate component of the Statement of Changes in Stockholders' Equity in its annual report on Form 10-K, however, identified as the single component of Accumulated Comprehensive Income.


3.  Common Stock Dividend:

On March 25, 1998, the Board of Directors declared a dividend of $0.10 per Common Share which was paid on April 10, 1998 to holders of record as of April 6, 1998. The Company expects to declare future quarterly dividends on the Common Shares to aggregate $0.40 per Common Share annually, subject to the discretion of its Board of Directors and dependent upon, among other things, the Company's future earnings, financial condition, capital requirements, funds needed for acquisitions, level of indebtedness, contractual restrictions and other factors that the Board of Directors deems relevant.


4.  Lines of Credit and Long-Term Debt:

As of March 31, 1998, the Company had $56,763 available under its $90,000 Bank Credit Agreement which provides revolving credit for working capital purposes and acquisitions through September 30, 2002. The Company had $91,685 of outstanding long-term debt at March 31, 1998, consisting of bank borrowings of $31,000, outstanding Senior Notes of $60,000 and capital lease obligations of $685.

The Company has another credit facility available in the amount of $500 for letter of credit commitments only, of which no amount was outstanding as of March 31, 1998. In addition, an indirect, wholly-owned Canadian subsidiary of the Company has a $2,500 Canadian dollar line of credit for working capital purposes of which no amount was outstanding at March 31, 1998.

                        SUNSOURCE INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (dollars in thousands)


5.   Guaranteed Preferred Beneficial Interests in the Company's
     Junior Subordinated Debentures:

The Trust was organized in connection with the conversion of the Partnership to corporate form on September 30, 1997 (the "Conversion") for the purpose of
(a) issuing its Trust Preferred Securities to the Company in consideration of the deposit by the Company of Junior Subordinated Debentures in the Trust as trust assets, and its Trust Common Securities to the Company in exchange for cash and investing the proceeds thereof in an equivalent amount of Junior Subordinated Debentures and (b) engaging in such other activities as are necessary or incidental thereto. The Trust had no operating history prior to the issuance of the Trust Preferred Securities. The terms of the Junior Subordinated Debentures include those stated in the Indenture (the "Indenture") between the Company and the indenture trustee, and those made part of the Indenture by the Trust Indenture Act. The principal amount of the Junior Subordinated Debentures is $108,707, consisting of $3,261 related to the Trust Common Securities and $105,446 related to the Trust Preferred Securities; the interest rate is 11.6%; and their maturity date is September 30, 2027, unless redeemed earlier.

The Company has guaranteed on a subordinated basis the payment of distributions on the Trust Preferred Securities and payments on liquidation of the Trust and redemption of Trust Preferred Securities (the "Preferred Securities Guarantee"). The sole assets of the Trust are the Junior Subordinated Debentures and the obligations of the Company under the Declaration of Trust of the Trust, the Indenture, the Preferred Securities Guarantee and the Junior Subordinated Debentures in the aggregate constitute a full and unconditional guarantee by the Company of the Trust's obligations under the Trust Preferred Securities. The distributions on the Trust Preferred Securities aggregate $12,232 annually.

The Trust Preferred Securities will be redeemed upon maturity on September 30, 2027, or earlier redemption of the Junior Subordinated Debentures at 100% of the liquidation amount plus accrued and unpaid distributions, provided that any redemption due to a change in the tax status of the interest payments to the Trust within the first five years will be at 101%. The Junior Subordinated Debentures may be redeemed by the Company at any time after September 30, 2002.

In the event of a liquidation of the Trust, the holders of Trust Preferred Securities would be entitled to receive a preferential distribution of $25 per Trust Preferred Security, aggregating $105,446, plus accrued and unpaid distributions. However, upon the occurrence of an event which changes the tax status of interest payments to the Trust or the status of the Trust itself, the Trust will be liquidated and, after satisfaction of creditors of the Trust, the holders will receive Junior Subordinated Debentures.

                        SUNSOURCE INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (dollars in thousands)


5.   Guaranteed Preferred Beneficial Interests in the Company's
     Junior Subordinated Debentures, continued:

The Trust Preferred Securities have equity characteristics but creditor's rights and are therefore classified between liabilities and stockholders' deficit on the balance sheet. On September 30, 1997, the Trust Preferred Securities were recorded at fair value of $115,991 based on the price of the Class A interests of $11.75 upon close of trading on the New York Stock Exchange on that date. The excess of the fair value of the Trust Preferred Securities on September 30, 1997 over their liquidation value of $105,446, or $10,545 is amortized over the thirty-year life of the Trust Preferred Securities.

The interest payments on the Junior Subordinated Debentures underlying the Trust Preferred Securities, aggregating $12,232 per year, are deductible for federal income tax purposes under current law and will remain an obligation of the Company until the Trust Preferred Securities are redeemed or upon their maturity in 2027.


6.   Contingencies:

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


7.   Subsequent Events:

From April 1, 1998 through May 1, 1998, the Company's Harding division acquired the assets of three retail glass shops for net cash consideration of $1,539 plus the assumption of certain liabilities.

On April 22, 1998, the Company's Hillman division acquired the assets of a manufacturer of letters, numbers and signs for net cash consideration of $481, plus the assumption of certain liabilities.

On May 6, 1998, the Company's Hillman division acquired the assets of a retail hardware business for net cash consideration of $8,000 (of which $2,138 is held in escrow pending the resolution of post-closing adjustments), plus the assumption of certain liabilities. The transaction was effective as of the close of business on May 2, 1998.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------



The following discussion provides information which management believes is relevant to an assessment and understanding of the Company's operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.


General

SunSource Inc. (the "Company") is one of the leading providers of industrial and retail products and related value-added services in North America. The Company is organized into three businesses which are SunSource Industrial Services Company, Hillman and Harding.

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


Public Offering

On January 22, 1998, the Company filed a registration statement on Form S-2 with the United States Securities and Exchange Commission, which was amended thereafter, for an offering of Common Shares of the Company (the "Offering"). The registration statement became effective on March 19, 1998 and the Offering closed in its entirety by March 27, 1998. Of the 2,284,471 shares sold in the Offering, 796,408 shares were issued and sold by the Company and 1,488,063 shares were sold by the selling stockholders, affiliates of Lehman Brothers, Inc.

The Company did not receive any of the proceeds from the shares sold by the selling stockholders. The Company used the net proceeds raised (of $20.9 million) from the 796,408 shares sold in the Offering to repay borrowings under its revolving credit facility. As of March 31, 1998, the Company had 7,215,275 Common Shares outstanding.

Acquisitions

The Company recently resumed its strategy to acquire retail glass shops for integration with Harding. From August 31, 1997, through December 31, 1997, Harding acquired the assets of three retail glass shops for net cash consideration of $0.8 million, plus the assumption of certain liabilities. Sales from the acquired shops aggregated $0.4 million for the three months ended March 31, 1998.

From April 1, 1998, through May 1, 1998, Harding acquired the assets of three retail glass shops for net cash consideration of approximately $1.5 million plus the assumption of certain liabilities. Sales from the acquired shops aggregated approximately $3.5 million for the twelve-month period prior to acquisition. These acquisitions expand Harding's business into the Albuquerque, New Mexico, and Dallas, Texas, markets.

On April 22, 1998, Hillman acquired the assets of a manufacturer of letters, numbers and signs for net cash consideration of approximately $0.5 million plus the assumption of certain liabilities. This acquisition had sales of approximately $1.0 million for the twelve-month period prior to acquisition.

On May 6, 1998, Hillman acquired the assets of the franchise and independent hardware segment of Axxess Technologies, Inc., including its PMI division, a distributor of keys, letters, numbers and signs and other products to retail hardware stores throughout the United States, for net cash consideration of $8.0 million (of which $2.1 million is held in escrow pending the resolution of post-closing adjustments) plus the assumption of certain liabilities. Sales from the acquired operations were approximately $17 million in 1997. Hillman will integrate the sales force and operations of the acquired business with its existing operations.

Results of Operations

Segment Sales and Profitability for the Three Months Ended March 31, 1998 & 1997


                                                                  (dollars in thousands)
                                                      March 31, 1998                     March 31, 1997
                                                      --------------                     --------------

                                                              % Total                             % Total
                                                                Sales                               Sales
Sales
SunSource Industrial Services
  STS                                                $ 81,965   47.6%                   $ 78,957    46.7%
  SIMCO - Expediter                                    31,331   18.2%                     31,715    18.8%
  SIMCO - Integrated Supply                            12,201    7.1%                     14,051(1)  8.3%
                                                     --------   -----                   --------    -----
    Industrial Services                               125,497   72.9%                    124,723    73.8%
Hillman                                                26,097   15.2%                     24,337    14.4%
Harding                                                20,497   11.9%                     19,956    11.8%
                                                     --------   -----                   --------    -----
  Consolidated Net Sales                             $172,091  100.0%                   $169,016   100.0%
                                                     ========  ======                   ========   ======

Gross Profit                                                  % Sales                             % Sales
SunSource Industrial Services
  STS                                                $ 20,774   25.3%                   $ 20,345    25.8%
  SIMCO - Expediter                                    22,440   71.6%                     22,771    71.8%
  SIMCO - Integrated Supply                             3,115   25.5%                      3,522    25.1%
                                                     --------                           --------
    Industrial Services                                46,329   36.9%                     46,638    37.4%
Hillman                                                14,225   54.5%                     12,817    52.7%
Harding                                                 8,084   39.4%                      8,145    40.8%
                                                     --------                           --------
  Consolidated Gross Profit                          $ 68,638   39.9%                   $ 67,600    40.0%
                                                     ========                           ========

EBITA (2)
SunSource Industrial Services
  STS                                                $  2,575    3.1%                   $  3,012     3.8%
  SIMCO - Expediter                                     4,989   15.9%                      5,162    16.3%
  SIMCO - Integrated Supply                               546    4.5%                        854     6.1%
                                                     ---------                          --------
    Industrial Services                                 8,110    6.5%                      9,028     7.2%
Hillman                                                 2,176    8.3%                      1,261     5.2%
Harding                                                    28    0.1%                       (191)   (1.0%)
                                                     ---------                          ---------
  Total operations before
   corporate expenses                                  10,314    6.0%                     10,098     6.0%
Corporate expenses                                     (2,217)  (1.3%)                    (2,206)   (1.3%)
                                                     ---------                          ---------
  Consolidated EBITA                                 $  8,097    4.7%                   $  7,892 (3) 4.7%
                                                     =========                          =========

(1) Includes sales of $3,437 related to Integrated Supply contracts cancelled in 1997.

(2) "EBITA" (earnings before interest, taxes and amortization) is defined as income from operations before amortization.

(3) Excludes $821 of management fees and $350 of transaction costs related to the Company's conversion to corporate form (the "Conversion") on September 30, 1997. The management fee represents a payment made by the Company to its general partner while operating as a master limited partnership. Since the Conversion, the management fee is retained by a wholly-owned subsidiary of the Company and is eliminated in consolidation.

         Three months ended March 31, 1998 and 1997

Net sales increased $3.1 million or 1.8% in the first three months of 1998 to $172.1 million from $169.0 million in 1997. Sales variances by business segment are as follows:

                                                                           Sales Increase (Decrease)
                                                                           -------------------------
                                                                          Amount                     %
                                                                          ------                    ---
                                                                       (In thousands)
         SunSource Industrial Services Company
              STS                                                        $  3,008                   3.8 %
              SIMCO - Expediter                                              (384)                 (1.2)%
              SIMCO - Integrated Supply                                    (1,850)                (13.2)%
                                                                         ---------
                 Industrial Services                                          774                    .6 %
         Hillman                                                            1,760                   7.2 %
         Harding                                                              541                   2.7 %
                                                                         ---------
                 Total Company                                           $  3,075                   1.8 %
                                                                         =========

STS sales increased $3.0 million or 3.8% in the first quarter of 1998 to $82.0 million from $79.0 million in 1997 due to continued strengthening in existing product markets (particularly the mobile business), new product line additions and sales territory expansion. Integrated Supply sales decreased $1.9 million or 13.2% in 1998 to $12.2 million from $14.1 million in 1997, which includes a decrease of $3.4 million due to contracts which were cancelled in 1997, offset by $1.5 million in new contract sales in the 1998 period. Excluding 1997 sales from terminated contracts, Integrated Supply sales increased 15.0% in the first quarter of 1998 over the same prior-year quarter.

Hillman's sales increased $1.8 million or 7.2% in 1998 to $26.1 million from $24.3 million in 1997 due to market penetration of new product lines in the amount of $0.9 million and the balance of $0.9 million in growth from new accounts and expansion of existing product lines.

Harding's sales increased $0.5 million or 2.7% in 1998 to $20.5 million from $20.0 million in 1997 due primarily to an increase in retail and contract sales of $1.0 million or 8.0%. In addition, the discontinuation of certain low margin product lines and markets served resulted in reduced sales of $0.5 million. In recent years, Harding has discontinued certain low-margin product lines and has withdrawn from non-strategic markets. Growth in Harding's retail glass shops is expected to continue as a result of internal sales programs and the recent acquisitions.

The Company's sales backlog on a consolidated basis was $81.7 million as of March 31, 1998, compared with $68.3 million at December 31, 1997 and $68.7 million at March 31, 1997, an increase of 19.6% and 19.0%, respectively.

Total Company cost of sales increased $2.0 million or 2.0% in 1998 to $103.5 million from $101.4 million in 1997 due primarily to increased sales levels in the comparison period.

The Company's consolidated gross margin was 39.9% in the first quarter of 1998 compared with 40.0% in the first quarter of 1997. SunSource Industrial Services Company's gross margin was 36.9% in 1998 compared with 37.4% in 1997, a decrease of 0.5%. STS's gross margin decreased 0.5% in 1998 due to decreased labor efficiencies in its service and repair business. The SIMCO Expediter activity's gross margin declined 0.2% in 1998 due mainly to competitive pricing pressures. The SIMCO Integrated Supply activity's gross margin increased 0.4% in 1998 due to the addition of product lines offset slightly by changes in sales mix as a result of new in-plant inventory management programs.

Hillman's gross margin increased 1.8% due primarily to improved purchasing management and better control of obsolete and slow-moving inventories. Harding's gross margin decreased 1.4% due to an increase in contract sales at lower gross margins than the overall retail business.

The Company's selling, general and administrative ("S,G&A") expenses increased by $0.7 million or 1.3% to $59.4 million in the first quarter of 1998 from $58.7 million in 1997. Selling expenses increased $1.0 million supporting increased 1998 sales levels Company-wide and increased marketing efforts at SIMCO-Expediter, Hillman and Harding. Warehouse and delivery expenses decreased slightly. General and administrative expenses decreased $0.2 million in the comparison period.

S,G,&A expenses as a percentage of sales decreased slightly, as follows:

                                                            Three Months Ended
                                                                 March 31,
                                                            ------------------
                                                            1998          1997
                                                            ----          ----

         Selling Expenses                                   17.5%         17.2%
         Warehouse and Delivery Expenses                     5.9%          6.0%
         General and Administrative Expenses                11.1%         11.5%
                                                           ------         -----
                  Total S,G&A Expenses                      34.5%         34.7%
                                                           ======         =====

EBITA was $8.1 million for the three months ended March 31, 1998, compared with $7.9 million for the same prior-year quarter excluding the previously discussed $0.4 million charge for transaction and other costs associated with the Conversion and non-recurring management fees of $0.8 million.

The Company's consolidated operating profit margin ("EBITA, as a percentage of sales") after corporate expenses remained constant at 4.7% in the first quarter of 1998 compared with the first quarter of 1997. SunSource Industrial Services Company's operating profit margin declined to 6.5% in 1998 from 7.2% in 1997, primarily reflecting slow first quarter 1998 sales growth, as well as by increased selling expenses at SIMCO - Expediter as indicated above. Hillman improved its operating profit margin significantly in 1998 to 8.3% from 5.2% in 1997 due to increased sales and gross profit margin improvement from better purchasing management in 1998 as previously discussed. Harding's operating profit margin improved in 1998 to 0.1% from a negative 1.0% in 1997 due to improved sales resulting from significant investments in sales and marketing efforts over the last twelve months and better operating expense control, offset by a decline in gross profit margin due to sales mix as previously discussed.

Under partnership form, the management fee due the general partner amounted to $3.3 million annually, of which $0.8 million was expensed in the 1997 period. As a result of the Conversion, the management fee is retained by a wholly-owned subsidiary of the Company and is eliminated in consolidation.

The Company pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Preferred Securities in the amount of 11.6% per annum on their face amount of $105.4 million, or $12.2 million. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. For the three months ended March 31, 1998, the interest paid by the Company and the distributions made by the Trust amounted to $3.1 million.

The Company is subject to federal, state and local income taxes on its domestic operations and foreign income taxes on its Canadian and Mexican operations as accounted for in accordance with Statement of Financial Accounting Standard ("SFAS") 109, "Accounting for Income Taxes". The Company's combined effective tax rate was 45.0% for the three months ended March 31, 1998. Deferred income taxes represent differences between the financial statement and tax bases of assets and liabilities as classified on the Company's balance sheet.

After giving effect to the Offering in the 1998 period, the Conversion and debt refinancing at September 30, 1997, and non-recurring items in the 1997 period, pro forma net income for the three months ended March 31, 1998, was $1.8 million or $.25 per Common Share, an increase of 17.6% above the comparable 1997 net income of $1.5 million or $.21 per Common Share. Pro forma adjustments for the Offering reflect the benefits of interest savings as a result of proceeds from the Offering used to reduce debt, offset by the dilutive effects of the 796,408 shares sold by the Company in the Offering.


Liquidity and Capital Resources

Net cash provided by operations was $0.8 million for the three months ended March 31, 1998, compared with net cash used for operations of $2.1 million for 1997, an increase of $2.9 million. This increase was due primarily to decreased working capital investment in operations in the comparison period of approximately $5.8 million and an increase in non-cash charges of $0.1, offset by decreased net income of $3.0 million. The Company's net interest coverage ratio on a pro forma basis for the three months ended March 31, 1998 was 1.75x (earnings before interest, distributions on Trust Preferred Securities and income taxes over net interest expense and distributions on Trust Preferred Securities), compared with 1.60x in the 1997 period.

The Company's cash position of $21.0 million as of March 31, 1998, increased $15.4 million from the balance at December 31, 1997. Cash was provided during this period primarily from operations ($0.8 million), and net proceeds from the Offering ($20.9 million). Cash was used during this period predominantly for cash distributions to the public investors ($2.7 million), capital expenditures ($1.0 million), net repayments on revolver and other credit facilities ($2.3 million) and other items, net ($0.3 million).

The Company's working capital position of $141.3 million at March 31, 1998, represents an increase of $20.4 million from the December 31, 1997 level of $120.9 million, primarily due to the proceeds from the Offering. The Company's current ratio improved to 2.57x at March 31, 1998 from 2.41x at December 31, 1997, principally due to the increase in cash.

As of March 31, 1998, the Company had $56.8 million available under its credit facilities. The Company had $91.7 million of outstanding long-term debt at March 31, 1998, consisting of the $60.0 million Senior Note, bank borrowings totaling $31.0 million, and capitalized lease obligations of $0.7 million. On April 4, 1998, the Company utilized its excess cash to repay an $18.0 million one-month LIBOR loan on its bank revolver. An indirect, wholly-owned Canadian subsidiary of the Company had a $2.5 million Canadian dollar line of credit for working capital purposes, of which no amount was outstanding at March 31, 1998.

As of March 31, 1998, the Company's total debt (including distributions payable) as a percentage of its consolidated capitalization (total debt, Trust Preferred Securities and stockholders' equity) was 40.2% compared with 45.6% as of December 31, 1997. The Company's consolidated capitalization (including distributions payable) as of March 31, 1998, was $228.9 million compared to $212.1 million at December 31, 1997.

The Company anticipates spending $4.1 million for capital expenditures in 1998, primarily for warehouse improvements, machinery and equipment and computer hardware and software.

The Company paid $2.1 million on February 27, 1998, for remaining tax distributions due to Class B interest holders of the predecessor partnership, related to taxable income for the nine months ended September 30, 1997.

The Board of Directors of the Company declared on December 10, 1997, a cash dividend of $0.10 per Common Share which was paid on January 6, 1998, to holders of record as of December 22, 1997. On March 25, 1998, the Board of Directors declared a dividend of $0.10 per Common Share which was paid on April 10, 1998 to holders of record as of April 6, 1998. The Company expects to declare future quarterly dividends on the Common Shares to aggregate $0.40 per Common Share annually, subject to the discretion of its Board of Directors and dependent upon, among other things, the Company's future earnings, financial condition, capital requirements, funds needed for acquisitions, level of indebtedness, contractual restrictions and other factors that the Board of Directors deems relevant.

The Company has deferred tax assets aggregating $15.5 million as of March 31, 1998, as determined in accordance with SFAS 109. Management believes that the Company's deferred tax assets will be realized through the reversal of existing temporary differences between the financial statement and tax bases, as well as through future taxable income.

                                    PART II
                               OTHER INFORMATION

Items 1, 2, 3, & 5 - None

Item 4 -  Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

The Company held its Annual Meeting of Stockholders on April 28, 1998 to consider and take action on the following:

           1. Election of directors.
           2. Approval of the 1998 Equity Compensation Plan.
           3. Approval of the Stock Compensation Plan for Non-Employee
Directors.

The items listed above are discussed in detail in the Company's Proxy Statement filed on April 7, 1998. The voting results for each of these items are as follows:

1. Election of directors:
                                                   Votes For        Withheld
                                                   ---------        --------
           O. Gordon Brewer, Jr.                   5,200,789        67,639
           Norman V. Edmonson                      5,203,176        65,252
           Arnold S. Hoffman                       5,204,101        64,327
           Robert E. Keith, Jr.                    5,203,001        65,427
           Donald T. Marshall                      5,204,401        64,027
           John P. McDonnell                       5,203,836        64,592
           Donald A. Scott                         5,203,751        64,677

                                    Votes       Votes                   Broker
                                     For       Against      Abstain   Non-votes
                                    -----      -------      -------   ---------
2. Approval of the 1998 Equity
    Compensation Plan             2,817,749    1,008,615    22,364    1,419,700

3. Approval of the Stock
    Compensation Plan for
    Non-employee Directors        3,620,267    187,154      41,317    1,419,690

Item 6 - Exhibits and Reports on Form 8-K

  (a)      Exhibit 10.1 - SunSource Inc. 1998 Equity Compensation Plan
           Exhibit 10.2 - SunSource Inc. Stock Compensation Plan for Non-Employee Directors.

  (b) A report on form 8-K dated February 27, 1998, was filed on March 2, 1998, including under Item 5, financial statements of the Company for the year ended December 31, 1997.

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                SUNSOURCE INC.



















--------------------------                        ---------------------------
Joseph M. Corvino                                 John J. Dabrowski
Vice President - Finance                          Controller
(Chief Financial Officer)                         (Chief Accounting Officer)





DATE:  May 15, 1998