Form 10-Q
period 1998-06-30
SUNSOURCE INC
filed 1998-08-14
CIK 1029831

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934




For the quarterly period ended June 30, 1998

Commission file number 1-13293


                                 SunSource Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                       23-2874736
-------------------------------                       -------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

       3000 One Logan Square
       Philadelphia, Pennsylvania                           19103
----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:  (215) 282-1290
                                                     --------------


Securities registered pursuant to Section 12(b) of the Act:

    Title of Class                 Name of Each Exchange on Which Registered
-------------------------          -----------------------------------------
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

  YES  X       NO
      ---         ---

On August 12, 1998 there were 7,215,667 Common Shares outstanding.

                                 SUNSOURCE Inc.

                                      INDEX



PART I.  FINANCIAL INFORMATION                                           PAGE(S)

         Item 1.  Consolidated Financial Statements

                  Consolidated Balance Sheets as of June 30, 1998
                  (Unaudited) and December 31, 1997                            3

                  Consolidated Statements of Income for
                  the Three Months ended June 30, 1998 and 1997
                  (Unaudited)                                                  4

                  Consolidated Statements of Income for
                  the Six Months ended June 30, 1998 and 1997
                  (Unaudited)                                                  5

                  Consolidated Statements of Cash Flows
                  for the Three Months ended June 30, 1998 and 1997
                  (Unaudited)                                                  6

                  Consolidated Statements of Cash Flows
                  for the Six Months ended June 30, 1998 and 1997
                  (Unaudited)                                                  7

                  Consolidated Statement of Changes in Stockholders'
                  Equity for the Six Months ended June 30, 1998
                  (Unaudited)                                                  8

                  Notes to Consolidated Financial Statements
                  (Unaudited)                                               9-12

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      13-21

PART II.          OTHER INFORMATION                                           22

SIGNATURES                                                                    23

                         SUNSOURCE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                               June 30, 1998
      ASSETS                                                    (Unaudited)      December 31, 1997
                                                               -------------     -----------------
Current assets:
  Cash and cash equivalents                                      $ 14,702             $  5,638
  Accounts and notes receivable, net                               98,051               82,501
  Inventories                                                     104,926              103,369
  Deferred income taxes                                            10,298               10,791
  Other current assets                                              3,930                4,559
                                                                 --------             --------
      Total current assets                                        231,907              206,858

Property and equipment, net                                        24,223               21,939
Goodwill                                                           69,102               62,588
Other intangibles                                                     812                  784
Deferred income taxes                                               6,654                5,014
Cash surrender value of life insurance policies                    10,123                8,407
Other assets                                                        1,042                  552
                                                                 --------             --------
      Total assets                                               $343,863             $306,142
                                                                 ========             ========
      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable, trade                                        $ 56,850             $ 50,125
  Notes payable                                                     1,306                2,080
  Current portion of capitalized lease obligations                    276                  156
  Dividends / Distributions payable                                   999                2,995
  Deferred tax liability                                              935                  935
  Accrued expenses:
    Salaries and wages                                              5,999                6,891
    Income and other taxes                                          4,500                4,286
    Other accrued expenses                                         18,205               18,452
                                                                 --------             --------
      Total current liabilities                                    89,070               85,920
Senior notes                                                       60,000               60,000
Bank revolving credit                                              42,000               33,000
Capitalized lease obligations                                         686                  572
Deferred compensation                                              11,451               10,451
Other liabilities                                                     704                  787
                                                                 --------             --------
      Total liabilities                                           203,911              190,730
                                                                 --------             --------

Guaranteed preferred beneficial interests in the
 Company's junior subordinated debentures                         115,727              115,903
                                                                 --------             --------

Commitments and contingencies

Stockholders' equity (deficit):
  Preferred stock, $.01 par, 1,000,000 shares
   authorized, none issued                                             --                   --
  Common stock, $.01 par, 20,000,000 shares authorized,
   7,215,667 and 6,418,936 shares issued and outstanding               72                   64
  Additional paid-in capital                                       20,816                   --
  Retained earnings                                                 6,528                1,735
  Accumulated other comprehensive income                           (3,191)              (2,290)
                                                                 ---------            --------
      Total stockholders' equity (deficit)                         24,225                 (491)
                                                                 --------             --------

     Total liabilities and stockholders' equity (deficit)        $343,863             $306,142
                                                                 ========             ========



           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SUNSOURCE INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                           FOR THE THREE MONTHS ENDED,
    (dollars in thousands, except for partnership interest and share amounts)




                                                                                   June 30, 1998              June 30, 1997
                                                                                   -------------              -------------

Net sales                                                                            $ 190,202                  $ 181,643
Cost of sales                                                                          113,536                    107,835
                                                                                     ---------                  ---------
   Gross profit                                                                         76,666                     73,808
                                                                                     ---------                  ---------

Operating expenses:
  Selling, general and administrative expenses                                          61,933                     59,966
  Management fee to general partner                                                         --                        830
  Depreciation                                                                           1,173                      1,000
  Amortization                                                                             556                        451
                                                                                     ---------                  ---------
   Total operating expenses                                                             63,662                     62,247
                                                                                     ---------                  ---------

Transaction costs                                                                           --                        275
                                                                                     ---------                  ---------

   Income from operations                                                               13,004                     11,286

Interest expense, net                                                                    1,646                      1,904
Distributions on guaranteed preferred
 beneficial interests                                                                    3,058                          -
Other income (expense), net                                                                 91                       (133)
                                                                                     ---------                  ---------
    Income before provision for income taxes                                             8,391                      9,249

Income tax provision                                                                     3,776                         56
                                                                                     ---------                  ---------

    Net income                                                                       $   4,615                  $   9,193
                                                                                     =========                  =========


Net income allocated to partners:
  General partner                                                                       N/A                     $      92
                                                                                                                ---------
  Class A limited partners                                                              N/A                     $   3,053
                                                                                                                ---------
  Class B limited partners                                                              N/A                     $   6,048
                                                                                                                ---------

Earnings per limited partnership interest:

   Net income
     - Class A interest                                                                 N/A                         $0.28
     - Class B interest                                                                 N/A                         $0.28

Net income per common share                                                             $0.64                       N/A

Weighted average number of
  outstanding common shares                                                         7,215,422                       N/A

Weighted average number of outstanding limited partnership interests:
  - Class A interests                                                                   N/A                    11,099,573
  - Class B interests                                                                   N/A                    21,675,746



           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SUNSOURCE INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                            FOR THE SIX MONTHS ENDED,
    (dollars in thousands, except for partnership interest and share amounts)



                                                                                   June 30, 1998              June 30, 1997
                                                                                   -------------              -------------
Net sales                                                                            $ 362,293                  $ 350,659
Cost of sales                                                                          216,989                    209,251
                                                                                     ---------                  ---------
   Gross profit                                                                        145,304                    141,408
                                                                                     ---------                  ---------

Operating expenses:
  Selling, general and administrative expenses                                          121,365                   118,656
  Management fee to general partner                                                          --                     1,651
  Depreciation                                                                            2,282                     2,018
  Amortization                                                                            1,069                       906
                                                                                     ----------                ----------
   Total operating expenses                                                             124,716                   123,231
                                                                                     ----------                ----------

Transaction costs                                                                            --                       625
                                                                                     ----------                ----------

   Income from operations                                                                20,588                    17,552

Interest expense, net                                                                     3,334                     3,735
Distributions on guaranteed preferred
 beneficial interests                                                                     6,116                        --
Other income (expense), net                                                                 201                       (20)
                                                                                     ----------                ----------
    Income before provision for income taxes                                             11,339                    13,797

Income tax provision                                                                      5,103                        28
                                                                                     ----------                ----------

    Net income                                                                       $    6,236                 $  13,769
                                                                                     ==========                 =========


Net income allocated to partners:
  General partner                                                                       N/A                     $     138
                                                                                                                ---------
  Class A limited partners                                                              N/A                     $   6,105
                                                                                                                ---------
  Class B limited partners                                                              N/A                     $   7,526
                                                                                                                ---------

Earnings per limited partnership interest:

   Net income
     - Class A interest                                                                 N/A                         $0.55
     - Class B interest                                                                 N/A                         $0.35

Net income per common share                                                               $0.91                     N/A

Weighted average number of
  outstanding common shares                                                           6,846,904                     N/A

Weighted average number of outstanding limited partnership interests:
  - Class A interests                                                                   N/A                    11,099,573
  - Class B interests                                                                   N/A                    21,675,746



           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SUNSOURCE INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                           FOR THE THREE MONTHS ENDED,
                             (dollars in thousands)



                                                                                June 30, 1998                 June 30, 1997
                                                                                -------------                 -------------

Cash flows from operating activities:
  Net income                                                                       $ 4,615                        $ 9,193
  Adjustments to reconcile net income to net cash
   provided by (used for) operating activities:
     Depreciation and amortization                                                   1,729                          1,451
     Decrease (increase) in cash value of life insurance                                41                           (457)
     Transaction costs                                                                  --                            275
     Provision for deferred compensation                                                --                            806
     Deferred income tax benefit                                                    (1,415)                          (336)
     Changes in current operating items:
        Increase in accounts and notes receivable                                   (6,398)                        (3,065)
        Decrease (increase) in inventories                                           1,073                            (71)
        Decrease in other current assets                                               435                            118
        Decrease in accounts payable                                                (1,745)                        (1,616)
        Decrease in accrued interest                                                    --                         (1,419)
        Increase in income taxes payable                                               814                             --
        Decrease in accrued restructuring charges
             and transaction costs                                                    (275)                          (849)
        (Decrease) increase in other accrued liabilities                              (556)                         3,230
     Other items, net                                                               (1,156)                           942
                                                                                   -------                        -------

    Net cash (used for) provided by operating activities                            (2,838)                         8,202
                                                                                   -------                        -------

Cash flows from investing activities:
  Proceeds from sale of property and equipment                                         192                            178
  Payments for acquired businesses                                                 (11,156)                            --
  Capital expenditures                                                              (1,199)                        (1,026)
  Investment in life insurance policies                                               (803)                            --
  Other, net                                                                          (252)                            86
                                                                                   -------                        -------

    Net cash used for investing activities                                         (13,218)                          (762)
                                                                                   -------                        -------

Cash flows from financing activities:
  Cash distributions to public investors                                              (721)                        (5,106)
  Borrowings under the bank credit agreement, net                                   11,000                          1,000
  Repayments under other credit facilities, net                                       (452)                          (307)
  Principal payments under capitalized lease obligations                              (112)                           (38)
                                                                                   -------                        -------

    Net cash provided by (used for) financing activities                             9,715                         (4,451)
                                                                                   -------                        -------

Net (decrease) increase in cash and cash equivalents                                (6,341)                         2,989

Cash and cash equivalents at beginning of period                                    21,043                          3,096
                                                                                   -------                        -------

Cash and cash equivalents at end of period                                        $ 14,702                        $ 6,085
                                                                                  ========                        =======


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SUNSOURCE INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                            FOR THE SIX MONTHS ENDED,
                             (dollars in thousands)

                                                                                      June 30, 1998                 June 30, 1997
                                                                                      -------------                 -------------
Cash flows from operating activities:
  Net income                                                                            $ 6,236                       $ 13,769
  Adjustments to reconcile net income to net cash
   provided by (used for) operating activities:
     Depreciation and amortization                                                        3,351                          2,924
     Increase in cash value of life insurance                                              (813)                          (328)
     Transaction costs                                                                       --                            625
     Provision for deferred compensation                                                     --                          1,623
     Deferred income tax benefit                                                         (1,147)                          (660)
     Changes in current operating items:
        Increase in accounts and notes receivable                                       (14,366)                       (16,197)
        (Increase) decrease in inventories                                                 (359)                           946
        Decrease (increase) in other current assets                                         633                            (29)
        Increase in accounts payable                                                      5,698                          4,572
        Increase in income taxes payable                                                    331                             --
        Decrease in accrued restructuring charges
             and transaction costs                                                         (847)                        (1,568)
        Decrease in other accrued liabilities                                              (640)                           (46)
     Other items, net                                                                      (111)                           490
                                                                                        -------                       --------

    Net cash (used for) provided by operating activities                                 (2,034)                         6,121
                                                                                        -------                       --------

Cash flows from investing activities:
  Proceeds from sale of property and equipment                                              202                            430
  Payments for acquired businesses                                                      (11,156)                            --
  Capital expenditures                                                                   (2,177)                        (2,042)
  Investment in life insurance policies                                                    (903)                            --
  Other, net                                                                               (389)                            34
                                                                                        -------                       --------

    Net cash used for investing activities                                              (14,423)                        (1,578)
                                                                                        -------                       --------

Cash flows from financing activities:
  Net proceeds from issuance of common stock                                             20,824                             --
  Cash distributions to public investors                                                 (3,439)                        (8,796)
  Borrowings under the bank credit agreement, net                                         9,000                         10,000
  Repayments under other credit facilities, net                                            (774)                        (1,260)
  Principal payments under capitalized lease obligations                                    (90)                           (68)
                                                                                        -------                       --------

    Net cash provided by (used for) financing activities                                 25,521                           (124)
                                                                                        -------                       --------

Net increase in cash and cash equivalents                                                 9,064                          4,419

Cash and cash equivalents at beginning of period                                          5,638                          1,666
                                                                                        -------                       --------

Cash and cash equivalents at end of period                                              $14,702                       $  6,085
                                                                                        =======                       ========


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SUNSOURCE INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
            EQUITY FOR THE SIX MONTHS ENDED JUNE 30, 1998 (Unaudited)

                             (dollars in thousands)





                                                                                                 Accumulated              Total
                                                             Additional                            Other              Stockholders'
                                             Common           Paid-in          Retained         Comprehensive            Equity /
                                             Stock            Capital          Earnings           Income (1)            (Deficit)
                                             ------          ----------        --------         -------------         -------------

Beginning Balance - December 31, 1997         $ 64           $     --          $ 1,735            $ (2,290)              $  (491)
                                                                                                                         --------

  Net income                                                                     6,236                                     6,236

  Change in cumulative foreign
   translation adjustment                                                                             (901)                 (901)

                                                                                                                         -------
  Comprehensive income                                                                                                     5,335
                                                                                                                         -------

  Issuance of 796,408 shares of
   common stock in public offering               8             20,816                                                     20,824

  Dividends declared on common stock                                            (1,443)                                   (1,443)

                                              ----           --------          -------            ---------              --------
Ending Balance - June 30, 1998                $ 72           $ 20,816          $ 6,528            $ (3,191)              $ 24,225
                                              ====           ========          =======            ========               ========


(1) Cumulative foreign translation adjustment represents the only item of other comprehensive income.








           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SUNSOURCE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)


1.  Basis of Presentation:

The accompanying financial statements include the consolidated accounts of SunSource Inc. (the "Company"), its predecessor, SunSource L.P. (the "Partnership"), and its wholly-owned subsidiaries including SDI Operating Partners, L.P. (the "Operating Partnership") and SunSource Capital Trust (the "Trust"). All significant intercompany balances and transactions have been eliminated. The Company is one of the leading providers of industrial and retail products and related value-added services in North America. The Company is organized into three businesses which are SunSource Industrial Services Company, Hillman and Harding.

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

         Public Offering

On January 22, 1998, the Company filed a registration statement on Form S-2 with the United States Securities and Exchange Commission, which was amended thereafter, for an offering of Common Shares of the Company (the "Offering"). The registration statement became effective on March 19, 1998 and the Offering closed in its entirety on March 27, 1998. Of the 2,284,471 shares sold in the Offering, 796,408 shares were issued and sold by the Company and 1,488,063 shares were sold by the selling stockholders, affiliates of Lehman Brothers Inc. The Company received net cash proceeds of $20,824 from the 796,408 shares sold in the Offering. The Company recorded an increase of $8 in Common Stock and $20,816 in Additional Paid-in Capital.

         Common Shares Issued to Certain Non-Employee Directors

Under the Company's Stock Compensation Plan for Non-Employee directors, which was approved at the annual meeting of stockholders on April 28, 1998, and filed as an exhibit to the Form 10-Q for the quarter ended March 31, 1998, certain non-employee directors were issued 392 Common Shares. Prospectively, under the terms of the plan, non-employee directors will be issued Common Shares on a quarterly basis to cover 50% of their annual retainer fee with the amount of shares to be issued dependent upon the market price of the Common Shares and the number of directors receiving shares.

The number of outstanding Common Shares as of June 30, 1998 was 7,215,667. The weighted average number of Common Shares outstanding for the six months ended June 30, 1998 was 6,846,904 including the shares sold in the Offering.

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

The Company's only reportable item of comprehensive income is the change in the accumulated foreign translation adjustment. The Company now reports this item as a separate component of the Statement of Changes in Stockholders' Equity identified as the only additional component of Comprehensive Income.

The FASB issued SFAS No. 132 in February 1998 with adoption required in 1998. This statement will result in additional disclosure related to the Company's defined benefit plans. It does not effect the accounting for these plans and will, therefore, not result in an impact to the balance sheet or income statement.

3.  Acquisitions:

During the second quarter, the Company's Harding division acquired the assets of four retail glass shops for net cash consideration, including transaction expenses, of $2,522 plus the assumption of certain liabilities of $494. Harding recorded goodwill of $2,165 related to these acquisitions.

On April 22, 1998, the Company's Hillman division acquired the assets of a manufacturer of letters, numbers and signs for net cash consideration of $559, plus the assumption of certain liabilities of $562. Hillman recorded goodwill of $177 related to this acquisition.

On May 6, 1998, the Company's Hillman division acquired the assets of a retail hardware business for net cash consideration, including transaction expenses, of $8,075 (of which $2,138 is held in escrow pending the resolution of post-closing adjustments) plus the assumption of certain liabilities of $193. Hillman recorded $5,225 of goodwill related to this acquisition. The transaction was effective as of the close of business on May 2, 1998.

4.  Common Stock Dividend:

On June 24, 1998, the Board of Directors declared a dividend of $0.10 per Common Share which was paid on July 14, 1998 to holders of record as of July 6, 1998. The Company expects to declare future quarterly dividends on the Common Shares to aggregate $0.40 per Common Share annually, subject to the discretion of its Board of Directors and dependent upon, among other things, the Company's future earnings, financial condition, capital requirements, funds needed for acquisitions, level of indebtedness, contractual restrictions and other factors that the Board of Directors deems relevant.

5.  Lines of Credit and Long-Term Debt:

As of June 30, 1998, the Company had $45,868 available under its $90,000 Bank Credit Agreement which provides revolving credit for working capital purposes and acquisitions through September 30, 2002. The Company had $102,962 of outstanding long-term debt and capital lease obligations at June 30, 1998, consisting of bank borrowings of $42,000, outstanding senior notes of $60,000 and capital lease obligations of $962. The Company also had $2,132 of Letters of Credit charged against its available borrowing on the revolving credit facility.

                         SUNSOURCE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)


5.  Lines of Credit and Long-Term Debt, continued:

The Company has another credit facility available in the amount of $500 for letter of credit commitments only, of which no amount was outstanding as of June 30, 1998. In addition, an indirect, wholly-owned Canadian subsidiary of the Company has a $2,500 Canadian dollar line of credit for working capital purposes of which no amount was outstanding at June 30, 1998.


6.   Guaranteed Preferred Beneficial Interests in the Company's
     Junior Subordinated Debentures:

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

                         SUNSOURCE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)



6.   Guaranteed Preferred Beneficial Interests in the Company's
     Junior Subordinated Debentures, continued:

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


7.   Contingencies:

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


8.   Subsequent Events:

Since June 30, 1998, the Company's Harding division acquired the assets of two retail glass shops for net cash consideration of $2,771 plus the assumption of certain liabilities.

On July 30, 1998, the Compensation Committee of the Board of Directors granted 201,495 non-qualified stock options under the 1998 Equity Compensation Plan which was approved by stockholders at the Company's annual meeting on April 28, 1998. The options include 111,495 granted to key employees of the Company's business units and 90,000 granted to senior executives who were previously eligible for awards under the Company's cash basis deferred compensation plans which have been suspended.

On August 6, 1998, the Company's Board of Directors authorized $15,000 for management to repurchase up to 10% of the Company's outstanding common stock through open market transactions and private block trades, dependent upon market conditions. The shares repurchased are expected to be held in treasury.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


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

Acquisitions

The Company recently resumed its strategy to acquire retail glass shops for integration with Harding. From August 31, 1997, through December 31, 1997, Harding acquired the assets of three retail glass shops for net cash consideration of $0.8 million, plus the assumption of certain liabilities. Sales from the acquired shops aggregated $0.8 million for the six months ended June 30, 1998.

During the second quarter, Harding acquired the assets of four retail glass shops for net cash consideration, including transaction expenses, of approximately $2.5 million plus the assumption of certain liabilities of $0.5 million. Sales from these acquisitions were approximately $4.5 million for the twelve-month period prior to acquisition. These acquisitions expand Harding's business into the Albuquerque, New Mexico, Dallas, Texas, and Phoenix, Arizona, markets.

In the month of July 1998, Harding acquired the assets of two retail glass shops for a net cash consideration of $2.8 million plus the assumption of certain liabilities. Sales from these acquisitions were approximately $3.3 million for the twelve-month period prior to acquisition. These acquisitions further expand Harding's business in the Arizona and Texas markets.

On April 22, 1998, Hillman acquired the assets of a manufacturer of letters, numbers and signs for net cash consideration of approximately $0.6 million plus the assumption of certain liabilities of $0.6 million. This acquisition had sales of approximately $1.0 million for the twelve-month period prior to acquisition and had sales of $0.2 million from April 22 through June 30, 1998.

On May 6, 1998, Hillman acquired the assets of the franchise and independent hardware segment of Axxess Technologies, Inc., including its PMI division, a distributor of keys, letters, numbers and signs and other products to retail hardware stores throughout the United States, for net cash consideration, including transaction expenses of $8.1 million (of which $2.1 million is held in escrow pending the resolution of post-closing adjustments) plus the assumption of certain liabilities of $0.2 million. Sales from the acquired operations were approximately $17.0 million in 1997 and were $2.0 million from May 6, 1998 to June 30, 1998. Hillman will integrate the sales force and operations of the acquired business with its existing operations.

Results of Operations

Segment Sales and Profitability for the Three and Six Months Ended June 30, 1998 and 1997



                                                                   (dollars in thousands)

                                                                  FOR THE THREE MONTHS ENDED,
                                                      ------------------------------------------------------
                                                            June 30, 1998                  June 30, 1997
                                                            -------------                  -------------
                                                                          % OF                         % OF
Sales                                                   AMOUNT            TOTAL         AMOUNT         TOTAL
-----                                                   ------            -----         ------         -----
SunSource Industrial Services
  STS                                                  $ 87,146           45.8%      $ 83,600          46.0%
  SIMCO - Expediter                                      31,902           16.8%        32,297          17.8%
  SIMCO - Integrated Supply (1)                          12,851            6.8%        12,944           7.1%
                                                       --------          ------      --------         -----
        Industrial Services                             131,899           69.3%       128,841          70.9%
Hillman (2)                                              34,378           18.1%        29,720          16.4%
Harding (3)                                              23,925           12.6%        23,082          12.7%
                                                       --------          ------      --------         -----
    Consolidated Net Sales                             $190,202          100.0%      $181,643         100.0%
                                                       ========          =====       ========         =====



                                                                          % OF                         % OF
Gross Profit                                                              SALES                        SALES
                                                                          -----                        -----
SunSource Industrial Services
  STS                                                  $ 22,385           25.7%      $ 22,045          26.4%
  SIMCO - Expediter                                      22,699           71.2%        23,176          71.8%
  SIMCO - Integrated Supply                               3,328           25.9%         3,349          25.9%
                                                       --------                      --------
        Industrial Services                              48,412           36.7%        48,570          37.7%
Hillman                                                  18,361           53.4%        15,888          53.5%
Harding                                                   9,893           41.4%         9,350          40.5%
                                                       --------                      --------
    Consolidated Gross Profit                          $ 76,666           40.3%      $ 73,808          40.6%
                                                       ========                      ========



EBITA (4)
SunSource Industrial Services
  STS                                                  $  3,944            4.5%       $ 4,508           5.4%
  SIMCO - Expediter                                       5,474           17.2%         5,105          15.8%
  SIMCO - Integrated Supply                                 590            4.6%           746           5.8%
                                                       --------                      --------
        Industrial Services                              10,008            7.6%        10,359           8.0%
Hillman                                                   3,687           10.7%         3,432          11.5%
Harding                                                   1,520            6.4%           979           4.2%
                                                       --------                      --------
    Total operations before
      corporate expenses                                 15,215            8.0%        14,770           8.1%
Corporate expenses                                       (1,655)          (0.9%)       (1,928)         (1.1%)
                                                       --------                      --------

        Consolidated EBITA                             $ 13,560            7.1%      $ 12,842           7.1%
                                                       ========                      ========


[TABLE RESTUBBED FROM PREVIOUS]

                                                                        (dollars in thousands)

                                                                       FOR THE SIX MONTHS ENDED,
                                                         -----------------------------------------------------
                                                              June 30, 1998                 June 30, 1997
                                                              -------------                 -------------
                                                                            % OF                         % OF
Sales                                                       AMOUNT          TOTAL         AMOUNT         TOTAL
-----                                                       ------          -----         ------         -----
SunSource Industrial Services
  STS                                                    $169,111           46.7%      $162,557          46.4%
  SIMCO - Expediter                                        63,233           17.5%        64,012          18.3%
  SIMCO - Integrated Supply (1)                            25,052            6.9%        26,995           7.7%
                                                         --------          -----       --------         -----
        Industrial Services                               257,396           71.0%       253,564          72.3%
Hillman (2)                                                60,475           16.7%        54,057          15.4%
Harding (3)                                                44,422           12.3%        43,038          12.3%
                                                         --------          -----       --------         -----
    Consolidated Net Sales                               $362,293          100.0%      $350,659         100.0%
                                                         ========          =====       ========         =====



                                                                            % OF                         % OF
Gross Profit                                                                SALES                        SALES
                                                                            -----                        -----
SunSource Industrial Services
  STS                                                    $ 43,159           25.5%      $ 42,390          26.1%
  SIMCO - Expediter                                        45,139           71.4%        45,947          71.8%
  SIMCO - Integrated Supply                                 6,443           25.7%         6,871          25.5%
                                                         --------                      --------
        Industrial Services                                94,741           36.8%        95,208          37.5%
Hillman                                                    32,586           53.9%        28,705          53.1%
Harding                                                    17,977           40.5%        17,495          40.7%
                                                         --------                      --------
    Consolidated Gross Profit                            $145,304           40.1%      $141,408          40.3%
                                                         ========                      ========



EBITA (4)
SunSource Industrial Services
  STS                                                     $ 6,519            3.9%       $ 7,520           4.6%
  SIMCO - Expediter                                        10,463           16.5%        10,267          16.0%
  SIMCO - Integrated Supply                                 1,136            4.5%         1,600           5.9%
                                                         --------                      --------
        Industrial Services                                18,118            7.0%        19,387           7.6%
Hillman                                                     5,863            9.7%         4,693           8.7%
Harding                                                     1,548            3.5%           788           1.8%
                                                         --------                      --------
    Total operations before
      corporate expenses                                   25,529            7.0%        24,868           7.1%
Corporate expenses                                         (3,872)          (1.1%)       (4,134)         (1.2%)
                                                         --------                      --------

        Consolidated EBITA                               $ 21,657            6.0%      $ 20,734           5.9%
                                                         ========                      ========



(1) Includes sales of $942 and $4,379 for the three and six months ended June 30, 1997, respectively related to Integrated Supply contracts cancelled in 1997.

(2) Includes sales from acquired businesses of $2,244 for three and six months ended June 30, 1998.

(3) Includes sales from acquired businesses of $637 for three and six months ended June 30, 1998. Also includes sales from branches closed in 1998 of $0 and $541 for the three and six months ended June 30, 1998, respectively, and $569 and $1,031 for the three and six months ended June 30, 1997, respectively.

(4) "EBITA" (earnings before interest, taxes, and amortization) is defined as income from operations before amortization, excluding $830 and $1,651 of management fees and $275 and $625 of transaction costs related to the Company's conversion from partnership to corporate form (the "Conversion"), for the three and six month periods of 1997, respectively. EBITA is not a measure of financial performance under Generally Accepted Accounting Principals (GAAP).

         Three months ended June 30, 1998 and 1997

Net sales increased $8.6 million or 4.7% in the three months ended June 30, 1998 to $190.2 million from $181.6 million in 1997. Sales variances by business segment are as follows:
                                             Sales Increase (Decrease)
                                           ---------------------------
                                                Amount
                                           (In thousands)         %
                                           --------------       ------
SunSource Industrial Services Company
     STS                                     $  3,546            4.2 %
     SIMCO - Expediter                           (395)          (1.2)%
     SIMCO - Integrated Supply                    (93)           (.7)%
                                              -------
        Industrial Services                     3,058            2.4 %
Hillman                                         4,658           15.7 %
Harding                                           843            3.7 %
                                              -------
        Total Company                         $ 8,559            4.7 %
                                              =======

STS sales increased $3.5 million or 4.2% in the second quarter of 1998 to $87.1 million from $83.6 million due primarily to strong sales growth in mobile technology and the service and repair business. The decrease in Expediter sales of $0.4 million is due primarily to competitive pricing pressures as well as deterioration in the Canadian dollar. The decrease in Integrated Supply sales of $0.1 million includes a decrease of $0.9 million due to contracts which were cancelled in 1997. Excluding these sales, Integrated Supply sales increased 7.1% in the second quarter of 1998 over the same prior-year quarter.

Hillman's sales increased $4.7 million or 15.7% in 1998 to $34.4 million from $29.7 million in 1997 due to market penetration of new product lines in the amount of $1.4 million, sales from newly acquired businesses of $2.2 million, and the balance of $1.1 million in growth from new accounts and expansion of existing product lines.

Harding's sales increased $0.8 million or 3.7% in 1998 to $23.9 million from $23.1 million in 1997 due primarily to an increase in retail sales of $0.6 million, contract sales of $0.6 million and sales from businesses acquired since the fourth quarter of 1997 of $1.0 million. In addition, the discontinuation of certain low margin product lines and markets served resulted in reduced sales of $1.4 million. In recent years, Harding has discontinued certain low-margin product lines and has withdrawn from non-strategic markets. Growth in Harding's retail glass shops is expected to continue as a result of internal sales programs and the recent acquisitions.

The Company's sales backlog on a consolidated basis was $77.3 million as of June 30, 1998, compared with $68.3 million at December 31, 1997 and $57.0 million at June 30, 1997, an increase of 13.2% and 35.6%, respectively.

Total Company cost of sales increased $5.7 million or 5.3% in 1998 to $113.5 million from $107.8 million in 1997 due primarily to increased sales levels in the comparison period.

The Company's consolidated gross margin was 40.3% in the second quarter of 1998 compared with 40.6% in the second quarter of 1997. SunSource Industrial Services Company's gross margin was 36.7% in 1998 compared with 37.7% in 1997, a decrease of 1.0%. STS's gross margin decreased 0.7% in 1998 due mainly to unabsorbed labor costs in its service and repair business. The SIMCO Expediter activity's gross margin declined 0.6% in 1998 due mainly to competitive pricing pressures and higher freight costs.

SIMCO-Integrated Supply and Hillman's gross margins remained consistent in the comparison period. Harding's gross margin increased 0.8% due to an increase in sales volume in the retail auto business and improved inventory management, offset by increased contract sales at lower gross margins than the overall retail business.

The Company's selling, general and administrative ("S,G&A") expenses increased by $1.9 million or 3.3% to $61.9 million in the second quarter of 1998 from $60.0 million in 1997. Selling expenses increased $1.5 million supporting increased 1998 sales levels Company-wide and increased marketing efforts at STS and Hillman. Warehouse and delivery expenses increased marginally by $0.2 million. The increase in general and administrative expenses of $0.2 million is net of expense reductions of $0.8 million associated with the replacement of cash basis deferred compensation awards with stock options.

S,G,&A expenses as a percentage of sales were as follows:

                                                 Three Months Ended
                                                       June 30,
                                                 ------------------
                                                 1998          1997
                                                 ----          ----
Selling Expenses                                 16.8%         16.7%
Warehouse and Delivery Expenses                   5.9%          6.0%
General and Administrative Expenses               9.9%         10.3%
                                                 ----          ----
         Total S,G&A Expenses                    32.6%         33.0%
                                                 ====          ====

EBITA was $13.6 million for the three months ended June 30, 1998, compared with $12.8 million for the same prior-year quarter excluding a $0.3 million charge for transaction and other costs associated with the Conversion from partnership to corporate form and non-recurring management fees of $0.8 million.

The Company's consolidated operating profit margin ("EBITA, as a percentage of sales") after corporate expenses remained constant at 7.1% in the second quarter of 1998 compared with the second quarter of 1997. SunSource Industrial Services Company's operating profit margin declined to 7.6% in 1998 from 8.0% in 1997, primarily reflecting slow second quarter 1998 sales growth as well as increased selling expenses. Hillman's operating profit margin declined in 1998 to 10.7% from 11.5% in 1997 due to increased selling expenses as previously discussed. Harding's operating profit margin improved in 1998 to 6.4% from 4.2% in 1997 due to improved sales resulting from investments in acquisitions and marketing efforts over the last twelve months, as well as better operating expense control.

Under partnership form, the management fee due the general partner amounted to $3.3 million annually, of which $0.8 million was expensed in the 1997 period. As a result of the Conversion, the management fee is retained by a wholly-owned subsidiary of the Company and is eliminated in consolidation.

The Company pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Preferred Securities in the amount of 11.6% per annum on their face amount of $105.4 million, or $12.2 million. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. For the three months ended June 30, 1998, the interest paid by the Company and the distributions made by the Trust amounted to $3.1 million.

         Six months ended June 30, 1998 and 1997

Net sales increased $11.6 million or 3.3% in the first six months of 1998 to $362.3 million from $350.7 million in 1997. Sales variances by business segment are as follows:

                                              Sales Increase (Decrease)
                                              -------------------------
                                                  Amount
                                              (In thousands)         %
                                              --------------       -----
SunSource Industrial Services Company
     STS                                        $  6,554            4.0 %
     SIMCO - Expediter                              (779)          (1.2)%
     SIMCO - Integrated Supply                    (1,943)           (7.2)%
                                                --------
        Industrial Services                        3,832             1.5 %
Hillman                                            6,418            11.9 %
Harding                                            1,384             3.2 %
                                                --------
        Total Company                           $ 11,634             3.3 %
                                                ========

STS sales increased $6.6 million or 4.0% in the first half of 1998 to $169.1 million from $162.5 million in 1997 due mainly to strong sales growth in mobile technology and the service and repair business. The decrease in Expediter sales of $0.8 million is due primarily to competitive pricing pressures as well as deterioration in the Canadian dollar. The decrease in Integrated Supply sales of $1.9 million includes a decrease of $4.4 million due to contracts which were cancelled in 1997. Excluding these sales, Integrated Supply sales increased 10.8% in the first half of 1998 over the same prior-year period.

Hillman's sales increased $6.4 million or 11.9% in 1998 to $60.5 million from $54.1 million in 1997 due to market penetration of new product lines in the amount of $2.4 million, sales from newly acquired businesses of $2.2 million, and the balance of $1.8 million in growth from new accounts and expansion of existing product lines.

Harding's sales increased $1.4 million or 3.2% in 1998 to $44.4 million from $43.0 million in 1997 due primarily to an increase in retail sales of $0.7 million, contract sales of $1.2 million and sales from businesses acquired since the fourth quarter of 1997 of $1.5 million. In addition, the discontinuation of certain low margin product lines and markets served, as previously explained, resulted in reduced sales of $2.0 million.

Total Company cost of sales increased $7.7 million or 3.7% in 1998 to $217.0 million from $209.3 million in 1997 due primarily to increased sales levels in the comparison period.

The Company's consolidated gross margin was 40.1% in the first half of 1998 compared with 40.3% in the first half of 1997. SunSource Industrial Services Company's gross margin was 36.8% in 1998 compared with 37.5% in 1997, a decrease of 0.7%. STS's gross margin decreased 0.6% in 1998 due mainly to unabsorbed labor costs in its service and repair business. The SIMCO Expediter activity's gross margin declined 0.4% in 1998 due mainly to competitive pricing pressures and higher freight costs. The SIMCO Integrated Supply activity's gross margin increased 0.3% in 1998 due to the addition of product lines offset slightly by changes in sales mix as a result of new in-plant inventory management programs.

Hillman's gross margin increased 0.8% due primarily to improved purchasing management and better control of obsolete and slow-moving inventories. Harding's gross margin decreased 0.2% due to an increase in contract sales at lower gross margins than the overall retail business.

The Company's S,G&A expenses increased by $2.7 million or 2.3% to $121.4 million in the first half of 1998 from $118.7 million in 1997. Selling expenses increased $1.9 million supporting increased 1998 sales levels Company-wide and increased marketing efforts at Hillman and Harding. Warehouse and delivery expenses increased marginally by $0.1 million. The increase in general and administrative expenses of $0.7 million in the comparison period is net of expense reductions of $1.6 million associated with the replacement of cash basis deferred compensation awards with stock options.

S,G,&A expenses as a percentage of sales decreased slightly as follows:

                                                  Six Months Ended
                                                       June 30,
                                                  ----------------
                                                  1998        1997
                                                  ----        ----
Selling Expenses                                  17.1%      17.1%
Warehouse and Delivery Expenses                    5.9%       6.0%
General and Administrative Expenses               10.5%      10.7%
                                                  ----       ----
         Total S,G&A Expenses                     33.5%      33.8%
                                                  ====       ====

EBITA was $21.7 million for the six months ended June 30, 1998, compared with $20.7 million for the same prior-year period excluding a $0.6 million charge for transaction and other costs associated with the Conversion from partnership to corporate form and non-recurring management fees of $1.7 million.

The Company's consolidated operating profit margin after corporate expenses was up slightly at 6.0% in the first half of 1998 compared with the first half of 1997. SunSource Industrial Services Company's operating profit margin declined to 7.0% in 1998 from 7.6% in 1997, primarily reflecting slow 1998 sales growth. Hillman improved its operating profit margin significantly in 1998 to 9.7% from 8.7% in 1997 due to increased sales and gross profit margin improvement from better purchasing management in 1998 as previously discussed. Harding's operating profit margin improved in 1998 to 3.5% from 1.8% in 1997 due to improved sales resulting from significant investments in sales and marketing efforts over the last twelve months and better operating expense control, offset by a decline in gross profit margin due to sales mix as previously discussed.

Under partnership form, the management fee due the general partner amounted to $3.3 million annually, of which $1.7 million was expensed in the 1997 period. As a result of the Conversion, the management fee is retained by a wholly-owned subsidiary of the Company and is eliminated in consolidation.

The Company pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Preferred Securities in the amount of 11.6% per annum on their face amount of $105.4 million, or $12.2 million. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. For the six months ended June 30, 1998, the interest paid by the Company and the distributions made by the Trust amounted to $6.1 million.

The Company is subject to federal, state and local income taxes on its domestic operations and foreign income taxes on its Canadian and Mexican operations as accounted for in accordance with Statement of Financial Accounting Standard ("SFAS") 109, "Accounting for Income Taxes". The Company's combined effective tax rate was 45.0% for the six months ended June 30, 1998. Deferred income taxes represent differences between the financial statement and tax bases of assets and liabilities as classified on the Company's balance sheet.

Liquidity and Capital Resources

Net cash used for operations was $2.0 million for the six months ended June 30, 1998, compared with net cash provided by operations of $6.1 million for 1997, a decrease of $8.1 million. This decrease was due primarily to decreased net income of $7.5 million and a decrease in non-cash charges of $3.4, offset by reduced working capital investment in operations in the comparison period of approximately $2.8 million. The Company's net interest coverage ratio on a pro forma basis for the six months ended June 30, 1998 improved to 2.29x (earnings before interest, distributions on Trust Preferred Securities and income taxes over net interest expense and distributions on Trust Preferred Securities), from 2.09x in the comparable 1997 period.

The Company's cash position of $14.7 million as of June 30, 1998, increased $9.1 million from the balance at December 31, 1997. Cash was provided during this period primarily from net borrowings on the bank revolver ($9.0 million) and net proceeds from the Offering ($20.8 million). Cash was used during this period predominantly for operations ($2.0 million), acquisitions ($11.2 million), cash distributions to the public investors ($3.4 million), capital expenditures ($2.2 million), net repayments on other credit facilities ($0.8 million), investment in life insurance ($0.9 million) and other items, net ($0.2 million).

The Company's working capital position of $142.8 million at June 30, 1998, represents an increase of $21.9 million from the December 31, 1997 level of $120.9 million, primarily due to the proceeds from the Offering. The Company's current ratio improved to 2.60x at June 30, 1998 from 2.41x at December 31, 1997, principally due to an increase in cash and accounts receivable.

As of June 30, 1998, the Company had $45.9 million available under its credit facilities. The Company had $103.0 million of outstanding long-term debt at June 30, 1998, consisting of the $60.0 million Senior Note at 7.66%, bank borrowings totaling $42.0 million at an effective interest rate of 6.87%, and capitalized lease obligations of $1.0 million at various interest rates. On July 13, 1998, the Company utilized its excess cash to repay a $17.0 million one-month LIBOR loan on its bank revolver. An indirect, wholly-owned Canadian subsidiary of the Company had a $2.5 million Canadian dollar line of credit for working capital purposes, of which no amount was outstanding at June 30, 1998.

As of June 30, 1998, the Company's total debt (including dividends/distributions payable) as a percentage of its consolidated capitalization (total debt, Trust Preferred Securities and stockholders' equity) was 42.6% compared with 45.6% as of December 31, 1997. The Company's consolidated capitalization (including distributions payable) as of June 30, 1998, was $243.2 million compared to $212.1 million at December 31, 1997.

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

On March 25, 1998, the Board of Directors declared a dividend of $0.10 per Common Share which was paid on April 10, 1998 to holders of record as of April 6, 1998. On June 24, 1998, the Board of Directors declared a dividend of $0.10 per Common Share which was paid on July 14, 1998, to holders of record as of July 6, 1998. The Company expects to declare future quarterly dividends on the Common Shares to aggregate $0.40 per Common Share annually, subject to the discretion of its Board of Directors and dependent upon, among other things, the Company's future earnings, financial condition, capital requirements, funds needed for acquisitions, level of indebtedness, contractual restrictions and other factors that the Board of Directors deems relevant.

The Company has deferred tax assets aggregating $17.0 million as of June 30, 1998, as determined in accordance with SFAS 109. Management believes that the Company's deferred tax assets will be realized through the reversal of existing temporary differences between the financial statement and tax bases, as well as through future taxable income.


Subsequent Events

On July 30, 1998, the Compensation Committee of the Board of Directors granted 201,495 non-qualified stock options under the 1998 Equity Compensation Plan which was approved by stockholders at the Company's annual meeting on April 28, 1998. The options include 111,495 granted to key employees of the Company's business units and 90,000 granted to senior executives who were previously eligible for awards under the Company's cash basis deferred compensation plans which have been suspended.

The 111,495 stock options granted to the key employees at market do not result in a current charge to earnings. The total 201,495 options issued, however, will be included in the calculation of diluted earnings per share from the date of grant forward. Had these options been granted on January 1, 1998, the Company would have reported diluted earnings of $0.62 per common share for the three months ended June 30, 1998 compared to pro forma diluted earnings of $0.56 per common share for the three months ended June 30, 1997. For the six months ended June 30, 1998, the Company would have reported actual diluted earnings of $0.88 per common share and pro forma diluted earnings of $0.87 per common share compared to pro forma diluted earnings of $0.77 per common shares for the six months ended June 30, 1997.

On August 6, 1998, the Company's Board of Directors authorized $15.0 million for management to repurchase up to 10% of the Company's outstanding common stock through open market transactions and private block trades, dependent upon market conditions. The shares repurchased are expected to be held in treasury.

                                     PART II


                                OTHER INFORMATION





Item 1  -  Legal Proceedings

On May 21, 1998, the Delaware Chancery Court approved the settlement of the class action brought by two holders of B Interests in the Partnership which was reported in Form 10-Q of the Company for the quarterly period ended September 30, 1997.



Item 5  -  Other Information

Management

A committee of the Board of Directors has been formed to identify a new Chief Executive Officer for SunSource. The Company has been preparing for this orderly transition in leadership for a number of years. The current C.E.O., Donald T. Marshall, will remain Chairman of the Board and has no plans to significantly reduce his share holding.




Items 2, 3, 4 and 6  -  None

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 SUNSOURCE INC.


















/s/ Joseph M. Corvino                                /s/ John J. Dabrowski
--------------------------                           ---------------------------
Joseph M. Corvino                                    John J. Dabrowski
Vice President - Finance                             Controller
(Chief Financial Officer)                            (Chief Accounting Officer)





DATE:  August 14, 1998