Form 10-Q
period 1998-09-30
SUNSOURCE INC
filed 1998-11-16
CIK 1029831

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934





For the quarterly period ended September 30, 1998

Commission file number 1-13293


                                 SunSource Inc.
          ------------------------------------------------------------
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

  YES    X      NO
      -------      -------

On November 16, 1998 there were 6,809,063 Common Shares outstanding.

                                 SUNSOURCE Inc.

                                      INDEX



PART I.  FINANCIAL INFORMATION                                         PAGE(S)

    Item 1.   Consolidated Financial Statements

               Consolidated Balance Sheets as of September 30, 1998 (Unaudited), December 31, 1997 and September 30, 1997
               (Unaudited)                                                  3

               Consolidated Statements of Income for
               the Three Months ended September 30, 1998 and 1997
               (Unaudited)                                                  4

               Consolidated Statements of Income for
               the Nine Months ended September 30, 1998 and 1997
               (Unaudited)                                                  5

               Consolidated Statements of Cash Flows
               for the Three Months ended September 30, 1998 and 1997
               (Unaudited)                                                  6

               Consolidated Statements of Cash Flows
               for the Nine Months ended September 30, 1998 and 1997
               (Unaudited)                                                  7

               Consolidated Statement of Changes in Stockholders'
               Equity for the Nine Months ended September 30, 1998
               (Unaudited)                                                  8

               Notes to Consolidated Financial Statements
               (Unaudited)                                               9-13

    Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      14-24


PART II. OTHER INFORMATION                                                 25

SIGNATURES                                                                 26

                        SUNSOURCE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                                        September 30,                         September 30,
                                                                           1998                                   1997
                                       ASSETS                           (Unaudited)       December 31,1997     (Unaudited)
                                                                          ---------          ---------          ---------
Current assets:
  Cash and cash equivalents                                               $  10,174          $   5,638          $   2,674
  Accounts and notes receivable, net                                        101,557             82,501             90,923
  Inventories                                                               102,710            103,369             99,872
  Deferred income taxes                                                      10,593             10,791             11,402
  Other current assets                                                        3,649              4,559              4,236
                                                                          ---------          ---------          ---------
      Total current assets                                                  228,683            206,858            209,107

Property and equipment, net                                                  24,642             21,939             21,285
Goodwill                                                                     74,541             62,588             63,118
Other intangibles                                                               918                784                886
Deferred income taxes                                                         5,146              5,014              4,471
Cash surrender value of life insurance policies                               8,823              8,407              5,535
Other assets                                                                  1,034                552                601
                                                                          ---------          ---------          ---------

      Total assets                                                        $ 343,787          $ 306,142          $ 305,003
                                                                          =========          =========          =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable, trade                                                 $  55,008          $  50,125          $  55,385
  Notes payable                                                                 974              2,080              1,099
  Current portion of capitalized lease obligations                              276                156                135
  Dividends / distributions payable                                             726              2,995             17,557
  Deferred tax liability                                                      1,322                935               --
  Accrued expenses:
    Salaries and wages                                                        7,294              6,891              6,393
    Income and other taxes                                                    3,087              4,286              4,617
    Other accrued expenses                                                   22,092             18,452             18,564
                                                                          ---------          ---------          ---------
      Total current liabilities                                              90,779             85,920            103,750
Senior notes                                                                 60,000             60,000             60,000
Bank revolving credit                                                        46,000             33,000             17,000
Capitalized lease obligations                                                   626                572                573
Deferred compensation                                                        10,256             10,451              9,994
Other liabilities                                                               704                787                792
                                                                          ---------          ---------          ---------
      Total liabilities                                                     208,365            190,730            192,109
                                                                          ---------          ---------          ---------

Guaranteed preferred beneficial interests in the
 Company's junior subordinated debentures                                   115,639            115,903            115,991
                                                                          ---------          ---------          ---------

Commitments and contingencies

Stockholders' equity (deficit):
  Preferred stock, $.01 par, 1,000,000 shares
   authorized, none issued                                                     --                 --                 --
  Common stock, $.01 par, 20,000,000 shares authorized,
   7,216,199, 6,418,936 and 6,418,936 shares issued                              72                 64                 64
  Additional paid-in capital                                                 21,081               --                 --
  Retained earnings (accumulated deficit)                                    10,393              1,735             (1,485)
  Unearned compensation                                                        (244)              --                 --
  Accumulated other comprehensive income                                     (5,020)            (2,290)            (1,676)
  Treasury stock, at cost, 366,400 shares
   in 1998, none in 1997                                                     (6,499)              --                 --
                                                                          ---------          ---------          ---------
      Total stockholders' equity (deficit)                                   19,783               (491)            (3,097)
                                                                          ---------          ---------          ---------

     Total liabilities and stockholders' equity (deficit)                 $ 343,787          $ 306,142          $ 305,003
                                                                          =========          =========          =========


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SUNSOURCE INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                           FOR THE THREE MONTHS ENDED,
              (dollars in thousands, except for per share amounts)


                                                   September 30,  September 30,
                                                       1998            1997
                                                    ----------     ----------
Net sales                                           $  184,845     $  178,540
Cost of sales                                          107,942        105,749
                                                    ----------     ----------
   Gross profit                                         76,903         72,791
                                                    ----------     ----------

Operating expenses:
  Selling, general and administrative expenses          63,183         59,517
  Management fee to general partner                       --              840
  Depreciation                                           1,259          1,006
  Amortization                                             576            452
                                                    ----------     ----------
   Total operating expenses                             65,018         61,815
                                                    ----------     ----------

Transaction costs                                         --            2,428
Litigation costs - divested operations                   1,600           --
                                                    ----------     ----------

   Income from operations                               10,285          8,548

Interest expense, net                                    1,752          1,772
Distributions on guaranteed preferred
 beneficial interests                                    3,058           --
Other income (expense), net                                100            (63)
                                                    ----------     ----------
    Income before provision for income taxes             5,575          6,713

Income tax provision (benefit)                           1,025         (8,960)
                                                    ----------     ----------

    Income before extraordinary loss                     4,550         15,673

Extraordinary loss from early extinguishment
    of debt, net of deferred income tax
    benefit of $951                                       --           (3,392)
                                                    ----------     ----------

    Net income                                      $    4,550     $   12,281
                                                    ==========     ==========



Net income per common share                         $     0.64            N/A

Pro forma net income per common share (note 1)             N/A     $     0.56

Weighted average number of
  outstanding common shares                          7,120,576            N/A




           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SUNSOURCE INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                           FOR THE NINE MONTHS ENDED,
              (dollars in thousands, except for per share amounts)


                                                   September 30,  September 30,
                                                       1998            1997
                                                    ----------     ----------

Net sales                                           $  547,138      $  529,199
Cost of sales                                          324,931         315,000
                                                    ----------      ----------
   Gross profit                                        222,207         214,199
                                                    ----------      ----------

Operating expenses:
  Selling, general and administrative expenses         184,548         178,173
  Management fee to general partner                       --             2,491
  Depreciation                                           3,541           3,024
  Amortization                                           1,645           1,358
                                                    ----------      ----------
   Total operating expenses                            189,734         185,046
                                                    ----------      ----------

Transaction costs                                         --             3,053
Litigation costs - divested operations                   1,600            --
                                                    ----------      ----------

   Income from operations                               30,873          26,100

Interest expense, net                                    5,086           5,507
Distributions on guaranteed preferred
 beneficial interests                                    9,174            --
Other income (expense), net                                301             (83)
                                                    ----------      ----------
    Income before provision for income taxes            16,914          20,510

Income tax provision (benefit)                           6,128          (8,932)
                                                    ----------      ----------

    Income before extraordinary loss                    10,786          29,442

Extraordinary loss from early extinguishment
    of debt, net of deferred income tax
    benefit of $951                                       --            (3,392)
                                                    ----------      ----------

    Net income                                      $   10,786      $   26,050
                                                    ==========      ==========



Net income per common share                         $     1.55             N/A

Pro forma net income per common share (note 1)             N/A      $     1.35

Weighted average number of
  outstanding common shares                          6,939,106             N/A




           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SUNSOURCE INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                           FOR THE THREE MONTHS ENDED,
                             (dollars in thousands)

                                                                 September 30,  September 30,
                                                                     1998            1997
                                                                  ----------     ----------

Cash flows from operating activities:
  Net income                                                        $  4,550       $ 12,281
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                     1,835          1,458
     Extraordinary loss                                                 --            4,343
     Decrease (increase) in cash value of life insurance               1,300           (325)
     Transaction costs                                                  --            2,428
     Provision for deferred compensation                                --              561
     Deferred income tax benefit                                        (361)       (10,206)
     Changes in current operating items, net of
       businesses acquired:
        Increase (decrease) in accounts and notes receivable          (2,937)         4,135
        Decrease in inventories                                        2,477          1,697
        Decrease in other current assets                                 315            465
        Increase (decrease) in accounts payable                       (2,764)         2,020
        Decrease in accrued interest                                    --             (460)
        Increase in income taxes payable                                   7             56
        Decrease in accrued restructuring charges
             and transaction costs                                      (115)        (1,834)
        Increase in other accrued liabilities                          5,593          1,390
     Other items, net                                                 (3,096)        (1,087)
                                                                    --------       --------

    Net cash provided by operating activities                          6,804         16,922
                                                                    --------       --------

Cash flows from investing activities:
  Proceeds from sale of property and equipment                           177            265
  Payments for acquired businesses, net of
    cash acquired                                                     (6,488)          (704)
  Capital expenditures                                                (1,526)        (1,210)
  Investment in life insurance policies                                 --             (316)
  Other, net                                                             120            (58)
                                                                    --------       --------

    Net cash used for investing activities                            (7,717)        (2,023)
                                                                    --------       --------

Cash flows from financing activities:
  Early extinguishment of senior notes                                  --          (63,934)
  Proceeds from issuance of senior notes                                --           60,000
  Cash distributions / dividends to investors                           (724)        (5,105)
  Prepayment penalty                                                    --           (4,278)
  Borrowings (repayments) under the bank credit agreement, net         4,000         (4,000)
  Repayments under other credit facilities, net                         (332)          (311)
  Purchase of treasury stock at cost                                  (6,499)          --
  Principal payments under capitalized lease obligations                 (60)           (36)
  Other, net                                                            --             (646)
                                                                    --------       --------

    Net cash used for financing activities                            (3,615)       (18,310)
                                                                    --------       --------

Net decrease in cash and cash equivalents                             (4,528)        (3,411)

Cash and cash equivalents at beginning of period                      14,702          6,085
                                                                    --------       --------

Cash and cash equivalents at end of period                          $ 10,174       $  2,674
                                                                    ========       ========


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SUNSOURCE INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                           FOR THE NINE MONTHS ENDED,
                             (dollars in thousands)

                                                                September 30,     September 30,
                                                                   1998               1997
                                                                 -----------      -------------

Cash flows from operating activities:
  Net income                                                      $ 10,786           $ 26,050
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                   5,186              4,382
     Extraordinary loss                                               --                4,343
     Decrease (increase) in cash value of life insurance               487               (653)
     Transaction costs                                                --                3,053
     Provision (benefit) for deferred compensation                      (6)             2,184
     Deferred income tax benefit                                    (1,508)           (10,866)
     Changes in current operating items, net of
       businesses acquired:
        Increase in accounts and notes receivable                  (17,303)           (12,062)
        Decrease in inventories                                      2,118              2,643
        Decrease in other current assets                               948                436
        Increase in accounts payable                                 2,934              6,592
        Decrease in accrued interest                                  --                 (460)
        Increase in income taxes payable                               338                139
        Decrease in accrued restructuring charges
             and transaction costs                                    (962)            (3,402)
        Increase in other accrued liabilities                        4,953              1,261
     Other items, net                                               (3,190)              (597)
                                                                  --------           --------

    Net cash provided by operating activities                        4,781             23,043
                                                                  --------           --------

Cash flows from investing activities:
  Proceeds from sale of property and equipment                         379                695
  Payments for acquired businesses, net of
    cash acquired                                                  (17,644)              (704)
  Capital expenditures                                              (3,703)            (3,252)
  Investment in life insurance policies                               (903)              (316)
  Other, net                                                          (269)               (24)
                                                                  --------           --------

    Net cash used for investing activities                         (22,140)            (3,601)
                                                                  --------           --------

Cash flows from financing activities:
  Net proceeds from issuance of common stock                        20,813               --
  Early extinguishment of senior notes                                --              (63,934)
  Proceeds from issuance of senior notes                              --               60,000
  Cash distributions / dividends to investors                       (4,163)           (13,901)
  Prepayment penalty                                                  --               (4,278)
  Borrowings under the bank credit agreement, net                   13,000              6,000
  Repayments under other credit facilities, net                     (1,106)            (1,571)
  Purchase of treasury stock at cost                                (6,499)              --
  Principal payments under capitalized lease obligations              (150)              (104)
  Other, net                                                          --                 (646)
                                                                  --------           --------

    Net cash provided by (used for) financing activities            21,895            (18,434)
                                                                  --------           --------

Net increase in cash and cash equivalents                            4,536              1,008

Cash and cash equivalents at beginning of period                     5,638              1,666
                                                                  --------           --------

Cash and cash equivalents at end of period                        $ 10,174           $  2,674
                                                                  ========           ========


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SUNSOURCE INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
         EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 (Unaudited)

                             (dollars in thousands)






                                                                                             Accumulated                   Total
                                                      Additional                                Other                  Stockholders'
                                              Common    Paid-in     Retained     Unearned   Comprehensive   Treasury      Equity /
                                               Stock    Capital     Earnings   Compensation  Income (1)      Stock       (Deficit)
                                               -----    -------     --------   ------------  ----------      -----       ---------

Beginning Balance - December 31, 1997          $ 64    $      -    $ 1,735        $    -        $ (2,290)                   $ (491)
                                                                                                                          --------

  Net income                                                        10,786                                                  10,786

  Change in cumulative foreign
   translation adjustment                                                                         (2,730)                   (2,730)

                                                                                                                          --------
  Comprehensive income                                                                                                       8,056
                                                                                                                          --------

  Issuance of 796,408 shares of
   common stock in public offering                8      20,805                                                             20,813

  Issuance of 924 shares of common stock
   to certain non-employee directors                         22                                                                 22

  Dividends declared on common stock                                (2,128)                                                 (2,128)

  Stock options granted at a discount                       254                     (244)                                       10

  Repurchase of 366,400 shares of
      common stock                                                                                           (6,499)        (6,499)

                                               ----    --------    -------        ------        --------   --------       --------
Ending Balance - September 30, 1998            $ 72    $ 21,081    $10,393        $ (244)       $ (5,020)  $ (6,499)      $ 19,783
                                               ====    ========    =======        ======        ========   ========       ========


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

         Treasury Stock

On August 6, 1998, the Company's Board of Directors authorized $15,000 for management to repurchase up to 10% of the Company's outstanding common stock through open market transactions and private block trades, dependent upon market conditions. At September 30, 1998, the number of shares purchased under this authorization was 366,400 which are held in treasury. Through November 16, the Company had repurchased 408,200 shares at an aggregate cost of $7,309.

         Public Offering

On January 22, 1998, the Company filed a registration statement on Form S-2 with the United States Securities and Exchange Commission, which was amended thereafter, for an offering of Common Shares of the Company (the "Offering"). The registration statement became effective on March 19, 1998 and the Offering closed in its entirety on March 27, 1998. Of the 2,284,462 shares sold in the Offering, 796,399 shares were issued and sold by the Company and 1,488,063 shares were sold by the selling stockholders, affiliates of Lehman Brothers Inc. The Company received net cash proceeds of $20,813 from the 796,408 shares sold in the Offering. The Company recorded an increase of $8 in Common Stock and $20,805 in Additional Paid-in Capital.

                         SUNSOURCE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)


         Common Shares Issued to Certain Non-Employee Directors

Under the Company's Stock Compensation Plan for Non-Employee directors, which was approved at the annual meeting of stockholders on April 28, 1998, and filed as an exhibit to the Form 10-Q, certain non-employee directors were issued 924 Common Shares through September 30, 1998. Prospectively, under the terms of the plan, non-employee directors will be issued Common Shares on a quarterly basis to cover 50% of their annual retainer fee with the amount of shares to be issued dependent upon the market price of the Common Shares and the number of directors receiving shares.

The number of outstanding Common Shares as of September 30, 1998 was 7,216,199. The weighted average number of Common Shares outstanding for the three and nine months ended September 30, 1998 was 7,120,576 and 6,939,106, respectively, including the shares sold in the offering and the shares issued to non-employee directors, net of the 366,400 shares repurchased and held in treasury.

         Earnings Per Share

The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share". SFAS 128 requires the presentation of basic and diluted earnings per share for companies with complex capital structures. Under the Company's Equity Compensation Plan, on July 30, 1998, certain executives and key employees were granted a total of 201,495 shares of the Company's common stock having a potentially dilutive effect on earnings per share. Currently, due to market conditions, the shares granted under the plan do not have a material dilutive effect on earnings per share for the three and nine months ended September 30, 1998. Therefore, in accordance with SFAS 128, the Company presents basic earnings per share only.

Due to the fact that the Company was not a corporation for the full year ended December 31, 1997, a pro forma net income per common share has been presented for the three and nine months ended September 30, 1997. Pro forma net income per common share assumes the Company's September 30, 1997 conversion to corporate form (the "Conversion") and refinancing of its debt occurred at the beginning of 1997 and accordingly excludes the extraordinary loss of $0.53 per common share, as presented in the Company's 1997 annual report on Form 10-K. The 1997 pro forma earnings per share presented herein does not include the effect of the Offering which increased the number of common shares outstanding and provided cash which reduced the Company's bank revolving debt and interest expense.



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

                         SUNSOURCE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)


The Company's only reportable item of comprehensive income is the change in the accumulated foreign translation adjustment. The Company now reports this item as a separate component of the Statement of Changes in Stockholders' Equity identified as the only additional component of Comprehensive Income.

The FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," in February 1998 with adoption required in 1998. This statement will result in additional disclosure related to the Company's defined benefit plans. It does not effect the accounting for these plans and will, therefore, not result in an impact to the balance sheet or income statement.



3.  Acquisitions:


During the second quarter, the Company's Harding division acquired the assets of four retail glass shops for net cash consideration, including transaction expenses, of $2,522 plus the assumption of certain liabilities of $494. Harding recorded goodwill of $2,165 related to these acquisitions.

During the third quarter, Harding acquired the assets of five retail glass shops for a net cash consideration of $6,375 plus the assumption of certain liabilities of $742. Harding recorded goodwill of $5,970 related to these acquisitions.

On April 22, 1998, the Company's Hillman division acquired the assets of a manufacturer of letters, numbers and signs for net cash consideration of $559, plus the assumption of certain liabilities of $562. Hillman recorded goodwill of $177 related to this acquisition.

On May 6, 1998, the Company's Hillman division acquired the assets of a distributor to retail hardware businesses for net cash consideration, including transaction expenses, of $8,075 (of which $1,738 is held in escrow pending the resolution of post-closing adjustments) plus the assumption of certain liabilities of $193. Hillman recorded $5,225 of goodwill related to this acquisition. The transaction was effective as of the close of business on May 2, 1998.


4.  Common Stock Dividend:


On September 24, 1998, the Board of Directors declared a dividend of $0.10 per Common Share which was paid on October 14, 1998 to holders of record as of October 6, 1998. The Company expects to declare future quarterly dividends on the Common Shares to aggregate $0.40 per Common Share annually, subject to the discretion of its Board of Directors and dependent upon, among other things, the Company's future earnings, financial condition, capital requirements, funds needed for acquisitions, level of indebtedness, contractual restrictions and other factors that the Board of Directors deems relevant.


5.  Lines of Credit and Long-Term Debt:


As of September 30, 1998, the Company had $41,760 available under its $90,000 Bank Credit Agreement which provides revolving credit for working capital purposes and acquisitions through September 30, 2002. The Company had $106,902 of outstanding long-term debt and capital lease obligations at September 30, 1998, consisting of bank borrowings of $46,000, outstanding senior notes of $60,000 and capital lease obligations of $902. The Company also had $2,240 of Letters of Credit charged against its available borrowing on the revolving credit facility.

                         SUNSOURCE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)


5.  Lines of Credit and Long-Term Debt, (continued):


The Company has another credit facility available in the amount of $500 for letter of credit commitments only, of which no amount was outstanding as of September 30, 1998. In addition, an indirect, wholly-owned Canadian subsidiary of the Company has a $2,500 Canadian dollar line of credit for working capital purposes of which no amount was outstanding at September 30, 1998.


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

The Trust Preferred Securities will be redeemed upon maturity on September 30, 2027, or earlier redemption of the Junior Subordinated Debentures at 100% of the liquidation amount plus accrued and unpaid distributions, provided that any redemption due to a change in the tax status of the interest payments to the Trust within the first five years will be at 101%. The Trust Preferred Securities may be redeemed by the Company at any time after September 30, 2002, at the liquidation value of $25 per security.

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

The Trust Preferred Securities have equity characteristics but creditor's rights and are therefore classified between liabilities and stockholders' deficit on the balance sheet. On September 30, 1997, the Trust Preferred Securities were recorded at fair value of $115,991 based on the price of the Class A interests of $11.75 upon close of trading on the New York Stock Exchange on that date. The excess of the fair value of the Trust Preferred Securities on September 30, 1997 over their liquidation value of $105,446, or $10,545 is amortized over the thirty-year life of the Trust Preferred Securities.
                                                                   Page 12 of 26

                         SUNSOURCE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)




6.   Guaranteed Preferred Beneficial Interests in the Company's
     Junior Subordinated Debentures, continued:


The interest payments on the Junior Subordinated Debentures underlying the Trust Preferred Securities, aggregating $12,232 per year, are deductible for federal income tax purposes under current tax law and will remain an obligation of the Company until the Trust Preferred Securities are redeemed or upon their maturity in 2027.



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

The Company has recorded a provision of $1.6 million in the third quarter of 1998 for resolution of outstanding matters related to divested businesses.

In the opinion of management, the ultimate resolution of these matters will not have a material effect on the consolidated financial position, operations or cashflows of the Company.


8.   Subsequent Events:


On October 21, 1998, the Company's Hillman division acquired the assets of a manufacturer and distributor of letters, numbers, signs and related products for a net cash consideration of $1,894 plus the assumption of certain liabilities.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

--------------------------------------------------------------------


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

SunSource Industrial Services Company is comprised of Technology Services ("STS") and Inventory Management Services. STS offers a full range of technology-based products and services to small, medium and large manufacturers. Inventory Management Services are provided to low volume customers through Industrial Services expediter activity for small parts and to large industrial manufacturing customers through Industrial Services integrated supply activity.

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

Stock Repurchase Plan

The Company, under the stock repurchase plan initiated August 6, 1998, had reacquired and placed into treasury 366,400 shares of common stock through September 30, 1998. The repurchase of the shares had a favorable antidilutive impact on earnings per share of $.01 for the three months ended September 30, 1998, and an immaterial impact on earnings per share for the nine-month period then ended.

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

The Company did not receive any of the proceeds from the shares sold by the selling stockholders. The Company used the net proceeds raised (of $20.8 million) from the 796,408 shares sold in the Offering to repay borrowings under its revolving credit facility.

Acquisitions

The Company recently resumed its strategy to acquire retail glass shops for integration with Harding. From August 31, 1997, through December 31, 1997, Harding acquired the assets of three retail glass shops for net cash consideration of $0.8 million, plus the assumption of certain liabilities. Sales from the acquired shops aggregated $1.3 million for the nine months ended September 30, 1998.

During the second quarter of 1998, Harding acquired the assets of four retail glass shops for net cash consideration, including transaction expenses, of approximately $2.5 million plus the assumption of certain liabilities of $0.5 million. Sales from these acquisitions were approximately $4.5 million for the twelve-month period prior to acquisition. These acquisitions expand Harding's business into the Albuquerque, New Mexico, Dallas, Texas, and Phoenix, Arizona, markets.

During the third quarter of 1998, Harding acquired the assets of five retail glass shops for a net cash consideration of $6.4 million plus the assumption of certain liabilities of $0.7 million. Sales from these acquisitions were approximately $9.3 million for the twelve-month period prior to acquisition. These acquisitions further expand Harding's business in the Arizona and Texas markets as well as expanding its business into New Hampshire and Georgia.

Sales from retail glass shops acquired during 1998 aggregated approximately $13.8 million for the twelve-month period prior to acquisition by Harding.

On April 22, 1998, Hillman acquired the assets of a manufacturer of letters, numbers and signs for net cash consideration of approximately $0.6 million plus the assumption of certain liabilities of $0.6 million. This acquisition had sales of approximately $1.0 million for the twelve-month period prior to acquisition.

On May 6, 1998, Hillman acquired the assets of the franchise and independent hardware segment of Axxess Technologies, Inc., including its PMI division, a distributor of keys, letters, numbers and signs and other products to retail hardware stores throughout the United States, for net cash consideration, including transaction expenses, of $8.1 million (of which $1.7 million is held in escrow pending the resolution of post-closing adjustments) plus the assumption of certain liabilities of $0.2 million. Sales from the acquired operations were approximately $17.0 million in 1997. Hillman will integrate the sales force and operations of the acquired business with its existing operations.

On October 21, 1998, Hillman acquired the assets of SIGN-KO, a Dallas-based manufacturer and distributor of letters, numbers, signs and related products for a net cash consideration of $1.9 million. SIGN-KO serves a customer base that includes large home improvement retailers and independent hardware stores. Sales from the acquired operations were approximately $3.0 million in 1997.

Sales from hardware-related companies acquired during 1998 aggregated approximately $21.0 million for the twelve-month period prior to acquisition by Hillman.

Results of Operations
Segment Sales and Profitability for the Three and Nine Months Ended September 30, 1998 and 1997

                                                           (dollars in thousands)

                                                        FOR THE THREE MONTHS ENDED,            FOR THE NINE MONTHS ENDED,
                                                        ---------------------------            --------------------------
                                                    September 30,        September 30,    September 30,          September 30,
                                                        1998                 1997              1998                  1997
                                                    -------------        -------------    -------------          -------------
                                                             % OF                % OF                  % OF                  % OF
Sales                                           AMOUNT      TOTAL     AMOUNT     TOTAL   AMOUNT        TOTAL   AMOUNT       TOTAL
-----                                           ------      -----     ------     -----   ------        -----   ------       -----
SunSource Industrial Services
   Technology Services                        $  80,374      43.5%    79,167      44.3% $ 249,485       45.6% $ 241,724      45.7%
   Expediter                                     31,576      17.1%    31,922      17.9%    94,809       17.3%    95,934      18.1%
   Integrated Supply (1)                         11,425       6.2%    14,828       8.3%    36,477        6.7%    41,823       7.9%
                                              ---------      -----  --------     -----  ---------     ------   --------      ----
             Industrial Services                123,375      66.7%   125,917      70.5%   380,771       69.6%   379,481      71.7%
Hillman (2)                                      35,729      19.3%    29,015      16.3%    96,204       17.6%    83,072      15.7%
Harding (3)                                      25,741      13.9%    23,608      13.2%    70,163       12.8%    66,646      12.6%
                                              ---------      -----  --------     -----  ---------     ------   --------      ----
      Consolidated Net Sales                  $ 184,845     100.0%  $178,540     100.0% $ 547,138      100.0% $ 529,199     100.0%
                                              =========     =====   ========     =====  =========     ======  =========     =====

                                                             % OF                % OF                  % OF                 % OF
Gross Profit                                                 SALES               SALES                 SALES                SALES
------------                                                 -----               -----                 -----                -----
SunSource Industrial Services
   Technology Services                        $  21,591      26.9% $  20,704      26.2% $  64,750       26.0% $  63,094      26.1%
   Expediter                                     22,361      70.8%    22,807      71.4%    67,500       71.2%    68,754      71.7%
   Integrated Supply                              3,075      26.9%     3,733      25.2%     9,518       26.1%    10,604      25.4%
                                              ---------             --------            ---------              --------
             Industrial Services                 47,027      38.1%    47,244      37.5%   141,768       37.2%   142,452      37.5%
Hillman                                          19,506      54.6%    15,820      54.5%    52,092       54.1%    44,525      53.6%
Harding                                          10,370      40.3%     9,727      41.2%    28,347       40.4%    27,222      40.8%
                                              ---------             --------            ---------              --------
      Consolidated Gross Profit               $  76,903      41.6% $  72,791      40.8% $ 222,207       40.6% $ 214,199      40.5%
                                              =========     =====   =======      =====  =========     ======  =========     =====



EBITA (4)
---------
SunSource Industrial Services
   Technology Services                        $   3,417       4.3% $   3,353       4.2% $   9,936        4.0% $  10,873       4.5%
   Expediter                                      5,412      17.1%     5,445      17.1%    15,875       16.7%    15,712      16.4%
   Integrated Supply                                418       3.7%     1,144       7.7%     1,554        4.3%     2,744       6.6%
                                              ---------             --------            ---------              --------
             Industrial Services                  9,247       7.5%     9,942       7.9%    27,365        7.2%    29,329       7.7%
Hillman                                           3,714      10.4%     3,516      12.1%     9,577       10.0%     8,209       9.9%
Harding                                           1,815       7.1%     1,138       4.8%     3,363        4.8%     1,926       2.9%
                                              ---------             --------            ---------              --------
      Total operations before
         corporate expenses                      14,776       8.0%    14,596       8.2%    40,305        7.4%    39,464       7.5%
Corporate expenses                               (2,315)     (1.3%)   (2,328)     (1.3%)   (6,187)      (1.1%)   (6,462)     (1.2%)
                                              ---------             --------            ---------              --------
             Consolidated EBITA               $  12,461       6.7% $  12,268       6.9% $  34,118        6.2% $  33,002       6.2%
                                              =========     =====   =======      =====  =========     ======  =========     =====

(1) Includes sales of $1,607 and $5,975 for the three and nine months ended September 30, 1998, respectively related to Integrated Supply contracts cancelled in 1998 and sales of $4,669 and $13,012 for the three and nine months ended September 30, 1997 respectively related to those contracts cancelled in 1997.

(2) Includes sales from acquired businesses of $3,712 and $5,956 for three and nine months ended September 30, 1998, respectively.

(3) Includes sales from acquired businesses of $2,291 and $2,922 for three and nine months ended September 30, 1998, respectively. Also includes sales from branches closed in 1998 of $541 for the nine months ended September 30, 1998, and $561 and $1,592 for the three and nine months ended September 30, 1997, respectively.

(4) "EBITA" (earnings before interest, taxes, and amortization) is defined as income from operations before amortization, excluding $840 and $2,491 of management fees and $2,428 and $3,053 of transaction costs related to the Company's conversion from partnership to corporate form (the "Conversion"), for the three and nine month periods of 1997, respectively. EBITA is not a measure of financial performance under Generally Accepted Accounting Principals (GAAP).

        Three months ended September 30, 1998 and 1997

     Net sales increased $6.3 million or 3.5% in the three months ended September 30, 1998 to $184.8 million from $178.5 million in 1997. Sales variances by business segment are as follows:

                                                 Sales Increase (Decrease)
                                                 -------------------------
                                                    Amount            %
                                                    ------        --------
                                                 (In thousands)
        SunSource Industrial Services Company
             Technology Services                   $  1,207         1.5 %
             Expediter                               (346)         (1.1)%
             Integrated Supply                       (3,402)      (22.9)%
                                                   ---------
                Industrial Services                  (2,541)       (2.0)%
        Hillman                                       6,713        23.1 %
        Harding                                       2,133         9.0 %
                                                   ---------
                Total Company                      $  6,305         3.5 %
                                                   =========

     STS sales increased $1.2 million or 1.5% in the third quarter of 1998 to $80.4 million from $79.2 million due primarily to strong sales growth in mobile and automation technologies. The decrease in Expediter sales of $0.3 million is due primarily to competitive pricing pressures as well as deterioration in the Canadian dollar. The decrease in Integrated Supply sales of $3.4 million includes a net decrease of $3.1 million due to contracts which were cancelled in 1998 and 1997.

     Hillman's sales increased $6.7 million or 23.1% in 1998 to $35.7 million from $29.0 million in 1997 due to market penetration of new product lines in the amount of $1.1 million, sales from newly acquired businesses of $4.1 million, and the balance of $1.5 million in growth from new accounts and expansion of existing product lines.

     Harding's sales increased $2.1 million or 9.0% in 1998 to $25.7 million from $23.6 million in 1997 due primarily to an increase in retail sales of $1.0 million or 6.8% and sales from businesses acquired since the fourth quarter of 1997 of $2.7 million. In addition, the discontinuation of certain low margin product lines and markets served resulted in reduced sales of $1.6 million. In recent years, Harding has discontinued certain low-margin product lines and has withdrawn from non- strategic markets. Growth in Harding's retail glass shops is expected to continue as a result of internal sales programs and the recent acquisitions.

     The Company's sales backlog on a consolidated basis was $65.3 million as of September 30, 1998, compared with $68.3 million at December 31, 1997 and $59.7 million at September 30, 1997, a decrease of 4.3% and an increase of 9.4%, respectively.

     Total Company cost of sales increased $2.2 million or 2.1% in 1998 to $107.9 million from $105.7 million in 1997 due primarily to increased sales levels in the comparison period.

     The Company's consolidated gross margin was 41.6% in the third quarter of 1998 compared with 40.8% in the third quarter of 1997. SunSource Industrial Services Company's gross margin was 38.1% in 1998 compared with 37.5% in 1997, an increase of 0.6%. STS's gross margin increased 0.7% in 1998 due mainly to improved pricing. The Expediter activity's gross margin declined 0.6% in 1998 due mainly to competitive pricing pressures and higher freight costs.

     Integrated Supply gross margins increased 1.7% to 26.9% from 25.2% in the comparison period due primarily to sales mix. Hillman's gross margins remained consistent in the comparison period. Harding's gross margin decreased 0.9% due primarily to labor inefficiencies.

     The Company's selling, general and administrative ("S,G&A") expenses increased by $3.7 million or 6.2% to $63.2 million in the third quarter of 1998 from $59.5 million in 1997. Selling expenses increased $2.1 million or 7.0% supporting increased 1998 sales levels Company-wide and increased marketing efforts at STS, Hillman and Harding. Warehouse and delivery expenses increased by $0.9 million or 8.6%. The increase in general and administrative expenses of $0.7 million or 3.4% is net of expense reductions of $0.3 million associated with the replacement of cash basis deferred compensation awards with stock options.

     S,G,&A expenses as a percentage of sales were as follows:

                                                            Three Months Ended
                                                               September 30,  \
                                                            1998          1997
                                                            ----          ----
        Selling Expenses                                    17.3%         16.7%
        Warehouse and Delivery Expenses                      6.4%          6.1%
        General and Administrative Expenses                 10.5%         10.5%
                                                           ------         -----
               Total S,G&A Expenses                         34.2%         33.3%
                                                           ======         =====

     EBITA was $12.5 million for the three months ended September 30, 1998, excluding a $1.6 million charge for litigation matters related to divested businesses, compared with $12.3 million for the same prior-year quarter excluding a $2.4 million charge for transaction and other costs associated with the Company's conversion from partnership to corporate form and non-recurring management fees of $0.8 million.

     The Company's consolidated operating profit margin ("EBITA, as a percentage of sales") after corporate expenses but excluding non-recurring charges decreased slightly to 6.7% in the third quarter of 1998 compared with 6.9% in the third quarter of 1997. SunSource Industrial Services Company's operating profit margin declined to 7.5% in 1998 from 7.9% in 1997, primarily reflecting slow third quarter 1998 sales growth as well as increased expenses relating to the restructuring effort at STS. Hillman's operating profit margin declined in 1998 to 10.4% from 12.1% in 1997 due to increased selling expenses as previously discussed and higher rebates paid to customers to attract new business. Harding's operating profit margin improved significantly in 1998 to 7.1% from 4.8% in 1997 due to improved sales resulting from investments in acquisitions and marketing efforts over the last twelve months, as well as reduced operating expenses.

     The Company recorded a non-recurring charge of $1.6 million for outstanding litigation matters related to divested businesses for the three months ended September 30, 1998.

     Under partnership form, the management fee due the general partner amounted to $3.3 million annually, of which $0.8 million was expensed in the 1997 period. As a result of the Company's conversion from partnership to corporate form, the management fee is retained by a wholly-owned subsidiary of the Company and is eliminated in consolidation.

     The Company pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Preferred Securities in the amount of 11.6% per annum on their face amount of $105.4 million, or $12.2 million. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. For the three months ended September 30, 1998, the interest paid by the Company and the distributions made by the Trust amounted to $3.1 million.
                                                                   Page 18 of 26

        Nine months ended September 30, 1998 and 1997

Net sales increased $17.9 million or 3.4% in the first nine months of 1998 to $547.1 million from $529.2 million in 1997. Sales variances by business segment are as follows:
                                                    Sales Increase (Decrease)
                                                       Amount          %
                                                    (In thousands)
        SunSource Industrial Services Company
             Technology Services                      $  7,761        3.2 %
             Expediter                                 (1,125)       (1.2)%
             Integrated Supply                          (5,345)     (12.8)%
                                                      ---------
                Industrial Services                      1,291        0.3 %
        Hillman                                         13,131       15.8 %
        Harding                                          3,517        5.3 %
                                                      ---------
                Total Company                         $ 17,939        3.4 %
                                                      =========

STS sales increased $7.8 million or 3.2% in the first nine months of 1998 to $249.5 million from $241.7 million in 1997 due mainly to strong sales growth in the mobile technology business. The decrease in Expediter sales of $1.1 million is due primarily to competitive pricing pressures as well as deterioration in the Canadian dollar. The decrease in Integrated Supply sales of $5.3 million includes a net decrease of $7.0 million due to contracts which were cancelled in 1998 and 1997. Excluding these sales, Integrated Supply sales increased 5.9% in the first nine months of 1998 over the same prior-year period.

Hillman's sales increased $13.1 million or 15.8% in 1998 to $96.2 million from $83.1 million in 1997 due to market penetration of new product lines in the amount of $3.5 million, sales from newly acquired businesses of $6.0 million, and the balance of $3.6 million in growth from new accounts and expansion of existing product lines.

Harding's sales increased $3.5 million or 5.3% in 1998 to $70.2 million from $66.7 million in 1997 due primarily to an increase in retail sales of $2.9 million or 7.1%, and sales from businesses acquired since the fourth quarter of 1997 of $4.2 million. In addition, the discontinuation of certain low margin product lines and markets served, as previously explained, resulted in reduced sales of $3.6 million.


Total Company cost of sales increased $9.9 million or 3.2% in 1998 to $324.9 million from $315.0 million in 1997 due primarily to increased sales levels in the comparison period.

The Company's consolidated gross margin was 40.6% in the first nine months of 1998 compared with 40.5% in the first nine months of 1997. SunSource Industrial Services Company's gross margin was 37.2% in 1998 compared with 37.5% in 1997, a decrease of 0.3%. STS's gross margin decreased 0.1% in 1998 due mainly to unabsorbed labor costs in its service and repair business. The Expediter activity's gross margin declined 0.5% in 1998 due mainly to competitive pricing pressures and higher freight costs. The Integrated Supply activity's gross margin increased 0.7% in 1998 due to the addition of product lines offset slightly by changes in sales mix as a result of new in-plant inventory management programs.

Hillman's gross margin increased 0.5% due primarily to improved purchasing management and better control of obsolete and slow-moving inventories. Harding's gross margin decreased 0.4% due to an increase in contract sales at lower gross margins than the overall retail business.

The Company's S,G&A expenses increased by $6.4 million or 3.6% to $184.6 million in the first nine months of 1998 from $178.2 million in 1997. Selling expenses increased $4.0 million or 4.4% supporting increased 1998 sales levels Company-wide and increased marketing efforts at STS, Hillman and Harding. Warehouse and delivery expenses increased by $1.1 million or 3.3%. The increase in general and administrative expenses of $1.3 million or 2.4% in the comparison period is net of expense reductions of $1.0 million associated with the replacement of cash basis deferred compensation awards with stock options.

S,G,&A expenses as a percentage of sales were as follows:

                                                        Nine Months Ended
                                                           September 30,
                                                       1998          1997
                                                       ----          ----
        Selling Expenses                               17.2%         17.0%
        Warehouse and Delivery Expenses                 6.0%          6.0%
        General and Administrative Expenses            10.5%         10.6%
                                                      ------         -----
               Total S,G&A Expenses                    33.7%         33.6%
                                                      ======         =====

EBITA was $34.1 million for the nine months ended September 30, 1998, compared with $33.0 million for the same prior-year period excluding the previously mentioned non-recurring charges in 1998 and 1997.

The Company's consolidated operating profit margin after corporate expenses but excluding non-recurring charges was constant at 6.2% in the first nine months of 1998 compared with the first nine months of 1997. SunSource Industrial Services Company's operating profit margin declined to 7.2% in 1998 from 7.7% in 1997, primarily reflecting slow 1998 sales growth and increased expenses related to the restructuring effort. Hillman improved its operating profit margin slightly in 1998 to 10.0% from 9.9% in 1997 due to increased sales and gross profit margin improvement from better purchasing management in the first quarter of 1998 as previously discussed. Harding's operating profit margin improved in 1998 to 4.8% from 2.9% in 1997 due to improved sales resulting from significant investments in sales and marketing efforts and acquisitions over the last twelve months and reduced operating expenses, offset by a decline in gross profit margin due to sales mix as previously discussed.

Under partnership form, the management fee due the general partner amounted to $3.3 million annually, of which $2.5 million was expensed in the 1997 period. As a result of the Company's corporate conversion, the management fee is retained by a wholly-owned subsidiary of the Company and is eliminated in consolidation.

The Company pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Preferred Securities in the amount of 11.6% per annum on their face amount of $105.4 million, or $12.2 million. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. For the nine months ended September 30, 1998, the interest paid by the Company and the distributions made by the Trust amounted to $9.2 million.

The Company is subject to federal, state and local income taxes on its domestic operations and foreign income taxes on its Canadian and Mexican operations as accounted for in accordance with Statement of Financial Accounting Standard ("SFAS") 109, "Accounting for Income Taxes". The Company's combined effective tax rate was 36.2% for the nine months ended September 30, 1998. The effective tax rate includes the effect of a favorable non-recurring prior-year income tax adjustment of $1.1 million to estimated 1997 income taxes recorded in the three and nine month periods ended September 30, 1998. Excluding this adjustment, the effective tax rate is 42% in 1998. The Company expects this rate to remain constant due to the implementation of recently identified state and local tax planning strategies. Deferred income taxes represent differences between the financial statement and tax bases of assets and liabilities as classified on the Company's balance sheet.

Liquidity and Capital Resources

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased $2.2 million or 21.9% to $12.1 million in the third quarter of 1998 from $9.9 million in the same prior-year quarter and increased $6.0 million or 19.7% to $36.4 million in the first nine months of 1998 from $30.4 million in the first nine months of 1997. The Company's net interest coverage ratio on a pro forma basis for the nine months ended September 30, 1998 improved to 2.34x (earnings before interest, distributions on Trust Preferred Securities and income taxes over net interest expense and distributions on Trust Preferred Securities), from 2.23x in the comparable 1997 period.

The Company's cash position of $10.2 million as of September 30, 1998, increased $4.5 million from the balance at December 31, 1997. Cash was provided during this period primarily from operations ($4.8 million), net borrowings on the bank revolver ($13.0 million), proceeds from the sale of property and equipment ($0.4 million), and net proceeds from the Offering ($20.8 million). Cash was used during this period predominantly for acquisitions ($17.6 million), cash distributions to investors ($4.2 million), capital expenditures ($3.7 million), purchase of treasury stock ($6.5 million), net repayments on other credit facilities ($1.1 million), investment in life insurance ($0.9 million) and other items, net ($0.5 million).

The Company's working capital position of $137.9 million at September 30, 1998, represents an increase of $17.0 million from the December 31, 1997 level of $120.9 million, primarily due to the proceeds from the Offering. The Company's current ratio improved to 2.52x at September 30, 1998 from 2.41x at December 31, 1997, principally due to an increase in cash and accounts receivable.

As of September 30, 1998, the Company had $41.8 million available under its credit facilities. The Company had $106.9 million of outstanding long-term debt at September 30, 1998, consisting of the $60.0 million Senior Note at 7.66%, bank borrowings totaling $46.0 million at an effective interest rate of 6.62%, and capitalized lease obligations of $0.9 million at various interest rates. On October 5, 1998, the Company utilized its excess cash to repay a $6.0 million one-month LIBOR loan on its bank revolver. An indirect, wholly-owned Canadian subsidiary of the Company had a $2.5 million Canadian dollar line of credit for working capital purposes, of which no amount was outstanding at September 30, 1998.

As of September 30, 1998, the Company's total debt (including dividends/distributions payable) as a percentage of its consolidated capitalization (total debt, Trust Preferred Securities and stockholders' equity) was 44.3% compared with 45.6% as of December 31, 1997 and 45.8% as of September 30, 1997. The Company's consolidated capitalization (including dividends/distributions payable) as of September 30, 1998, was $243.1 million compared to $212.1 million at December 31, 1997 and $208.2 million at September 30, 1997.

The Company anticipates spending $4.5 million for capital expenditures in 1998, primarily for warehouse improvements, machinery and equipment and computer hardware and software.

The Company paid $2.1 million on February 27, 1998, for remaining tax distributions due to Class B interest holders of the predecessor partnership, related to taxable income for the nine months ended September 30, 1997.

On June 24, 1998, the Board of Directors declared a dividend of $0.10 per Common Share which was paid on July 14, 1998, to holders of record as of July 6, 1998. On September 24, 1998, the Board of Directors declared a dividend of $0.10 per Common Share which was paid on October 14, 1998 to holders of record as of October 6, 1998. The Company expects to declare future quarterly dividends on the Common Shares to aggregate $0.40 per Common Share annually, subject to the discretion of its Board of Directors and dependent upon, among other things, the Company's future earnings, financial condition, capital requirements, funds needed for acquisitions, level of indebtedness, contractual restrictions and other factors that the Board of Directors deems relevant.

The Company has deferred tax assets aggregating $15.7 million as of September 30, 1998, as determined in accordance with SFAS 109. Management believes that the Company's deferred tax assets will be realized through the reversal of existing temporary differences between the financial statement and tax bases, as well as through future taxable income.

Year 2000 Issue

The Company believes that both its proprietary and purchased computer software systems are an integral part of its business and growth strategies. The Company depends on these computer-based information technology ("IT") systems generally to process orders, to manage inventory and accounts receivable collections, to purchase, sell and ship products efficiently and on a timely basis, to maintain cost-effective operations and to provide superior service to its customers.

Each of the Company's five segments have distinct IT systems and therefore each has its own plan for addressing the Year 2000 issue (Y2K). One individual in the Company's Industrial Services business is responsible for the Y2K plans in the STS, Expediter and Integrated Supply segments. Hillman and Harding each have one individual responsible for the Y2K plans in their businesses. These three individuals are required to provide senior management of the Company with a detailed quarterly update on the status of their Y2K plans. The individual responsible for the Y2K plan at SunSource Industrial Services recently resigned. The Company expects to name a replacement shortly and does not anticipate any significant delay in implementing its Y2K plan.

         State of Readiness

The following discussion relates primarily to the Company's IT systems. The Company recognizes that other machinery and equipment may possibly have Y2K exposure due to the use of micro-controllers ("non-IT" systems). In general, however, the Company's exposure to non-IT systems is limited because most of its operations do not require machinery and equipment with imbedded micro-controllers.
                                                                   Page 22 of 26

SunSource Industrial Services

o The Expediter Segment has evaluated all its IT systems and has identified those requiring remediation. The mainframe and financial computer hardware and related operating systems have been determined to be Y2K compliant. Expediter's critical proprietary application software programs require full remediation. This process has been out-sourced to an independent consultant, is approximately 30% complete and is targeted for completion and testing by the end of the third quarter of 1999. Expediter's assessment of critical hardware and software purchased from third party vendors resulted in a determination that certain file server and personal computer ("PC") hardware and software applications such as inventory planning and purchasing, and its financial software, were not Y2K compliant. Expediter recently began to upgrade or replace these systems and expects to complete this process with full testing by the fourth quarter of 1999.

o STS is in the process of converting all of its operating units to a third-party purchased computer system as part of the restructuring of this segment. The new computer hardware, operating system and application software have all been certified by the vendor as being Y2K compliant. The conversion project is approximately 50% complete and is targeted for full completion and testing by mid-1999. STS has also identified other purchased software programs used in conjunction with the primary system which must be upgraded to Y2K compliant versions. These upgrades are expected to be installed during the second quarter of 1999.

o A The critical third-party IT system for Integrated Supply's domestic operations has a Y2K compliant version that has been released and is expected to be installed by the end of 1998. Certain other software applications used in conjunction with this system require upgrades which are also targeted for installation by the end of 1998.

o A Most of the Company's international activities are conducted using IT systems covered by the foregoing discussion. The separate operating systems at Integrated Supply's Mexican operations are expected to be upgraded to Y2K compliant versions by mid-1999. The Company's net sales from foreign operations is less than 7% of its consolidated net sales.

Hillman

Hillman has completed remediation (including full testing) on approximately 90% of its proprietary software programs. The remaining 10% of these programs include certain high priority programs (i.e., date sensitive) that are expected to be completed by the end of 1998, and other lower priority programs which are expected to be completed by mid-1999. Hillman's critical purchased software applications and hardware are currently compliant (verified by letters from the vendors) except for several applications (i.e. payroll, telephone and shipping) which are expected to be upgraded or replaced in early 1999.

Harding

Harding's critical purchased point-of-sale software application is Y2K compliant and its related hardware operating system has a Y2K compliant release which Harding has recently started installing at each of its over 100 locations; this process is expected to be completed by the end of the third quarter of 1999. Harding's purchased financial software requires a version update to become Y2K compliant which is expected to be installed in early 1999. An assessment of Harding's network servers and PC hardware to determine Y2K compliance is targeted for completion by the end of 1998, with any necessary remediation scheduled to be completed by mid-1999. An assessment of Y2K compliance for each site's telephone system is expected by the end of 1998 with corrective action for any non-compliant systems scheduled for completion by mid-1999.

Acquisitions

All of the Company's recent acquisitions have been evaluated for Y2K compliant systems and two have been identified as not having Y2K compliant systems. These two systems are in the process of being evaluated and the Company anticipates that these systems will be successfully converted to Y2K compliant versions before the fourth quarter of 1999. Prospectively, the Company will require certification of Y2K compliance as part of its purchase agreements.

         Costs to Address Year 2000 Issues

The Company's Y2K costs incurred through September 1998 are approximately $.3 million. The Company projects Y2K costs for the fourth quarter of 1998 to be approximately $.4 million for total projected 1998 costs of $.7 million. Approximately 80% of these costs are related to remediation of internally designed software applications. Y2K costs of $1.0 million are expected to be incurred during 1999, with approximately 20% for remediation of internally designed software applications, resulting in projected aggregate costs of $1.7 million for the entire Y2K project. The source of the funds for these Y2K costs will be from the Company's operating cash flows.


         Risks of Year 2000 Compliance

The Company believes that its most significant risk associated with the Y2K problem is that certain vendors may not be able to supply products to the Company's operating businesses. The Company believes that this situation would only result in a temporary interruption in service for the following reasons:

o A The Company does not have any single supplier that provides more than 8% of its total annual purchases.

o A The Company's purchasing functions and distribution centers are geographically diversified which allows greater access to various suppliers.

As a preemptive measure, the Company's businesses have requested Y2K compliance letters from their major suppliers and have issued second requests where necessary. The Company has received responses from approximately 40% of its suppliers. At this time, no significant Y2K issues have been communicated from major suppliers that have responded. The Company recognizes, however, that certain suppliers may not respond to these requests and therefore the Company may not be able to fully evaluate the extent of its risk in this area. To limit the risk of supply shortages in early 2000, however, the Company's businesses plan to increase inventory levels for selected product lines as a measure to ensure proper fill rates.

The Company also recognizes the risk that unresolved Y2K issues within its customer base could result in the Company not being able to sell its products to such Customers. This Company believes that such risk is significantly limited since no individual customer accounts for more that 5% of the Company's revenue.

In addition to the plans described above, each of the Company's businesses expects to obtain commitments from outside computer consultants to be available in late 1999 and early 2000 should any critical IT problems develop during that period. The Year 2000 disclosures contained in this report involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements reflect management's current views and are based upon certain assumptions. Actual results could differ materially from those currently anticipated as a result of a number of factors, including the risks and uncertainties discussed under the captions "Risk Factors" set forth in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward- looking statements. Furthermore, the Company disclaims any obligation or intent to update any such forward-looking statement to reflect future events or developments.

                                     PART II


                                OTHER INFORMATION






Items 1 - 6  -  None
--------------------

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





DATE:  November 16, 1998