Form 10-Q/A
period 1998-09-30
SUNSOURCE INC
filed 1999-02-05
CIK 1029831

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

                      AMENDMENT NO. 1 TO QUARTERLY REPORT
                    PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998



                        Commission File Number: 1-13293

                                SunSource Inc.
            (Exact Name of Registrant as Specified in Its Charter)


           Delaware                                     23-2874736
(State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
 Incorporation of Organization)

                               SunSource Inc.
                            3000 One Logan Square
                      Philadelphia, Pennsylvania 19103
            (Address of Principal Executive Offices and Zip Code)

                                (215) 282-1290
             (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $.01,
- 6,756,163 shares outstanding as of February 5, 1999.

This Amendment No. 1 is filed to amend Item 6(a) of Part II and to file certain exhibits.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)


Exhibit
Number                                               Description
------                                               -----------

3.1                 Amendment No. 1 to Bylaws of the Registrant*


---------------------------
*     Filed herewith.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   SUNSOURCE INC.



Date: February 5, 1999                             /s/ Joseph M. Corvino
                                                   -----------------------------
                                                   Joseph M. Corvino
                                                   Vice President-Finance
                                                   (Chief Financial Officer)


                                                   /s/ John J. Dabrowski
                                                   -----------------------------
                                                   John J. Dabrowski
                                                   Controller
                                                   (Chief Accounting Officer)