Form 10-K
period 1998-12-31
SUNSOURCE INC
filed 1999-03-31
CIK 1029831

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

Commission file number 1-13293


                                 SunSource Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                      23-2874736
-------------------------------                       ------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

         3000 One Logan Square
       Philadelphia, Pennsylvania                           19103
----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:  (215) 282-1290

Securities registered pursuant to Section 12(b) of the Act:

      Title of Class                   Name of Each Exchange on Which Registered
  ------------------------             -----------------------------------------
       Common Stock,                            New York Stock Exchange
  par value $.01 per share

Preferred Share Purchase Rights                 New York Stock Exchange

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

  YES   X       NO
      ----         ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.    X
                                           ---

The aggregate market value of the Common Shares held by non-affiliates of the registrant on March 25, 1999 was $75,337,000. On March 25, 1999 there were 6,740,208 Common Shares outstanding.

Documents Incorporated by Reference: Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held April 27, 1999 are incorporated by reference in Part III of this Form 10-K.

                                     PART I



Item I - Business


General

SunSource Inc., a Delaware corporation (the "Company" or "SunSource"), is one of the largest providers of value-added services and products to retail and industrial markets in North America. The Company operates its three businesses through indirect wholly-owned subsidiary corporations which are SunSource Industrial Services Company Inc. ("SunSource Industrial Services Company" or "Industrial Services"), The Hillman Group, Inc. ("Hillman") and Harding Glass, Inc. ("Harding"). These operating units represent businesses within the distribution industry which are characterized by a potential for value-added services, economies of scale and opportunities for further consolidation, as follows:

Industrial Services. SunSource Industrial Services Company, with sales of $492 million in 1998, provides a broad range of products and services throughout North America, operating in three business segments which are Technology Services, Expediter and Integrated Supply. The Company believes that the Technology Services segment is a leading provider of systems and parts and engineering services for hydraulic, pneumatic, electronic and related systems to major industrial concerns, as well as small and medium-size businesses. Technology Services provides services, including engineering and design of both products and processes and the assembly and repair of complex systems, which enable its customers to outsource engineering and other functions which they previously performed in-house. The Expediter segment provides personalized, small parts inventory management services to low volume customers. The Integrated Supply segment provides major industrial manufacturing customers with comprehensive inventory management services for their maintenance, repair and operating supplies. The Expediter and Integrated Supply segments enable their customers to reduce inventory investment and the associated expenses of purchasing, receiving, disbursing and accounting for parts and materials.

Hardware Merchandising. Hillman, with sales of $126 million in 1998, provides small hardware items and merchandising services to retail hardware outlets through a nationwide sales and service organization. Hillman offers a full range of fasteners, letters, numbers, signs, keys, rope and chain accessories and many other inexpensive specialty goods, which are "must-have" items for hardware retailers that cannot be managed economically by the retailer's own employees because of the large number of items and their low prices.

Glass Merchandising. Harding, with sales of $95 million in 1998, operates one of the largest networks of full service retail glass shops in the United States with approximately 125 retail locations, including 1999 acquisitions to-date. Harding sells and installs automotive glass and also sells, fabricates and installs flat glass. Customers include individual retail consumers, insurance companies and commercial accounts.

The Company's current organization consists of a corporate headquarters and the three businesses, as follows:

                                               Principal                       Year Acquired/
                                               Location                          Organized
                                               --------                          ---------
SunSource Headquarters                         Philadelphia, PA                    1975
SunSource Industrial
 Services Company, Inc.                        Chicago, IL                         1996

  Technology Services Companies
   - SunSource Technology Services Inc.        Chicago, IL                          (1)
   - Hydra Power de Mexico, S.A. de C.V.       Tlalnepantla, C.P., Mexico          1992

  Expediter Companies
   - Kar Products Inc. ("Kar")                 Chicago, IL                         1977
   - A&H Bolt & Nut Co., Ltd. ("A&H")          Windsor, Ontario                    1989

  Integrated Supply Companies
   - SunSource Inventory Management
      Company, Inc. ("SIMCO")                  Lenexa, KS                          1992/1981
   - SIMCO de Mexico, S.A. de C.V.             Mexico City, Mexico                 1992

Hardware Merchandising
   - The Hillman Group, Inc.                   Cincinnati, OH                      1982

Glass Merchandising
   - Harding Glass, Inc.                       Kansas City, MO                     1980

(1) Consists of various companies acquired from 1976 through 1991.

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

SunSource, through its applications engineers and technical support personnel, provides customized solutions to complex problems encountered by its customers. The Company believes that its Industrial Services business differentiates itself from other industrial distributors by providing superior technical and problem-solving capabilities in addition to an extensive product offering and broad array of related services, such as engineering design and integrated supply arrangements. In addition, the Company operates certain businesses focused on the retail sector, delivering merchandising systems, point-of-sale displays, product support through a field service force, national account sales and services and installation (Hillman and Harding).

Risk Factors

         Restructuring

In December 1996, the Company announced a three-year restructuring plan to integrate and consolidate the sales, distribution and administrative operations of its five domestic Technology Services divisions. The Company expects the restructuring plan to result in the elimination of approximately 175 employees in Technology Services and produce certain net annualized cost savings of approximately $5.0 million per year upon its completion. Technology Services consists of hydraulic and pneumatic distributors that were acquired by the Company between 1976 and 1991. Until the restructuring, each of the Technology Services divisions was operated on a decentralized basis.

The restructuring plan includes the consolidation of all financial, information system and other administrative responsibilities for Technology Services in one location, which is expected to be completed in 1999. The restructuring of the sales organization is expected to be completed by mid-1999. Consolidation of the distribution network is partially complete and scheduled for full completion early in 2000, shortly beyond the projected three-year time frame of the plan, due to the need for additional logistical studies of the geographic placement of new distribution facilities. The failure to complete the restructuring or successfully integrate the Technology Services divisions would have an adverse impact on the Company's ability to fully achieve the net cost savings indicated above. There can be no assurance that the Company will be able to complete the plan effectively or on a timely basis.

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

The Company faces the "Year 2000" issue. The Year 2000 issue is the result of computer programs being written using two digits (rather than four) to define the applicable year, resulting in incorrect calculations for the year 2000 and beyond. The Company's issues relate not only to its own systems being Year 2000 compliant, but also the systems of its suppliers and customers. The Company presently believes that, with modifications to existing software and converting to new software, the Year 2000 issue will not pose significant operational problems for its computer systems as so modified or converted. However, if such modifications and conversions are not completed in a timely manner, or if the Company's suppliers and customers fail to address the problem, the Year 2000 issue could have a material adverse effect on the operations of the Company. Refer to Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information regarding the Year 2000 issue.

Segment Information

Refer to Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" for Segment financial data for the three years ended December 31, 1998.

Industrial Services (Technology Services, Expediter and Integrated Supply)

SunSource Industrial Services Company provides a single nationwide source for a broad array of industrial products and supporting technical services. SunSource Industrial Services Company operates in three segments, comprised of Technology Services, Expediter and Integrated Supply. The common strategy of these segments is to capitalize on the increasing awareness of many industrial companies of their inefficiencies in performing activities that are ancillary to their principal business. These segments include repairing equipment, running preventive maintenance programs, maintaining in-house engineering capabilities and inventory management. In most instances, the only alternative available to many industrial companies for such services has been small, local firms, many of which lack the resources necessary to assure the quality of services that they provide. SunSource Industrial Services Company's customers are located throughout the United States, Mexico and Canada and include major industrial concerns, as well as small and medium-size businesses.

         Technology Services

Technology Services, with sales of approximately $322 million in 1998, offers a full range of technology-based products and services to its customers. Its product lines include hydraulic, pneumatic, electronic and filtration parts and equipment. Services include engineering design, equipment repair and product upgrades.

Technology Services seeks to build strong relationships with its customers by providing technological/problem-solving capabilities along with quality products. Technology Services relies on its engineering and fabricating capabilities to provide customized solutions for specific applications requiring product engineering, assembly or fabrication. To help a customer better understand how it is performing relative to best industry practices, Technology Services can perform a technology review of the customer's facilities covering areas such as electronic systems, hydraulics, pneumatics, repair activities and inventory management. Technology Services can demonstrate to its customers those areas in which they meet best industry practices and, when they do not, offer detailed, cost-efficient steps to improve their performance to meet those standards. Technology Services also conducts multiple-day training programs to help customers stay current with evolving technologies relevant to their operations.

Technology Services has benefitted from the trend for manufacturers to move towards increased standardization of products. The result is that many such products have to be modified and used in combination with other components in order to meet customers' performance requirements. Technology Services recognized this trend as an opportunity to set up a formal system to customize standardized products to meet the more specialized needs of its customers. Management believes that there is a growing market for such customized solutions among medium and smaller original equipment manufacturers ("OEM") who do not have the capabilities to develop such products.

Since 1991, Technology Services has opened 26 repair centers throughout the United States to provide customers with convenient and reliable sources for the repair of worn-out hydraulic power equipment. Repair centers have been useful in gaining market share as they have helped Technology Services achieve an expanded relationship with many of its customers. They also provide Technology Services with an opportunity to win new customers because many of the local distributors do not have the resources to provide comparable repair services. Technology Services plans to continue its successful program of establishing service centers for the repair and overhaul of hydraulic equipment in major industrial markets around the country.

The six distribution companies which today comprise Technology Services were acquired by the Company between 1976 and 1991. The acquired companies typically enjoyed profitable market niches created either through exclusive territories granted by their vendors or the unique services they offered. Until recently, Technology Services operated each of its divisions on a decentralized basis with each division having its own president and vice president of sales. In December 1996, the Company announced a three-year restructuring plan to integrate and consolidate the five domestic Technology Services divisions. The integration of the finance, information systems and administrative functions of Technology Services is expected to be completed in 1999.

The restructuring of the sales organization is expected to be completed by mid-1999 after which the sales force will focus on account management and expanded customer relationships in a defined geography. The outside sales representatives will be supported by technical product specialists to assist in the delivery and application of product. Technology Services is also in the process of consolidating 36 inventory stocking locations into fewer than ten facilities which the Company believes will result in significantly lower operating costs and better product availability. This process is partially complete and is scheduled for full completion early in 2000. Centralized purchasing and inventory management is expected to result in improved fill rates for customers while at the same time reducing Technology Services' inventory investment, leveraging its purchasing power with many suppliers and reducing suppliers' operating costs.

Products and Suppliers. Technology Services believes that it carries the most diverse selection of fluid power and related technical products of any distributor in the United States, totaling an estimated 100,000 items in five major product categories. Typically, hydraulic systems are employed for dealing with heavy loads in applications such as mining, manufacturing, construction or agriculture. An example of a hydraulic application is the system that controls the positioning of the scraping blade of a road grader - an integrated system of motors, pumps, valves, tubing, sensors and electronic controls. Pneumatic systems are similar to hydraulic systems except that air or some other gas is substituted for hydraulic fluid. Pneumatic systems are preferred for lighter weight applications such as light manufacturing and packaging lines.

Technology Services has a broad supply base which includes almost all major manufacturers of fluid power and related technical products in the United States. Technology Services' top ten suppliers account for less than 30% of its 1998 sales. Because of the fragmented nature of the industry, manufacturers of this type of equipment historically have awarded their franchises on a limited geographical basis. Technology Services has secured exclusive franchises within certain geographic areas from significant suppliers such as Vickers, Hydroline, Trabon, Versa, SMC, Denison, Norgren, Mosier and Hansen. Two of Technology Services' larger suppliers are Sauer-Sunstrand and Commercial, whose products are distributed in most of Technology Services' territories.

In recent years there has been considerable consolidation among suppliers, a trend which management believes will continue and benefit Technology Services. In addition, Technology Services seeks to provide valuable market and product information that enhances its relationships with its key suppliers by helping them improve their product offering in response to changing market demands.

Markets and Customers. Technology Services currently serves over 35,000 customers, the top ten of which accounted for approximately 11% of its 1998 sales. Approximately 60% of sales are to OEM customers who incorporate the equipment or system purchased from Technology Services into their final products. The remaining 40% of sales are to maintenance, repair and operation ("MRO") customers who use Technology Services products as part of their production process.

Within the MRO and OEM markets, Technology Services sells to construction and mining equipment manufacturers, industrial wholesale distributors, metalworking equipment manufacturers, farm and garden equipment manufacturers, industrial specialized machinery manufacturers and automobile and auto parts manufacturers.

Sales and Marketing. Technology Services markets its products nationwide, principally through a network of outside sales representatives supported by customer service representatives and a telemarketing operation. In order to become more responsive to the increasing demands of customers, Technology Services has devoted substantial resources to make its sales force more specialized both in terms of technical training and industry knowledge.

Technology Services employs approximately 315 outside sales representatives. Each customer has a primary sales representative who might be assisted by technology specialists or industry specialists. Technology specialists are available in the fields of hydraulics, pneumatics, mobile equipment, lubrication, filtration, automation and other specialties while industry specialists bring particular expertise in industries such as pulp and paper, construction equipment, injection molding or heavy metal working. Technology Services is in the process of adding additional industry specialists to its sales organization.

To support the outside sales representatives, Technology Services employs approximately 235 customer service representatives who collectively function to take orders from customers on the telephone, answer questions and solve problems. Technology Services also employs approximately 20 people in its telemarketing group which is responsible for customers with sales potential not large enough to justify the cost of service by an outside sales representative. Technology Services has established an electronic data interchange ("EDI") capability for use with selected customers and vendors and is in the early stages of establishing a presence on the Internet.

Competition. The great majority of Technology Services' competitors are relatively small companies with sales of less than $10 million from one or two facilities. Many of these companies offer considerable depth in certain product lines, together with related technical support. Technology Services competes with these companies on price, the strength of its product offering and an extensive range of ancillary technical services. The largest national competitor is Motion Industries which competes on the basis of price and product availability. Another national competitor is Applied Industrial Technologies, Inc., formerly known as Bearings, Inc.

         Expediter (Kar and A&H)

The Expediter segment of SunSource Industrial Services Company provides inventory management services to small and medium-size accounts. The Expediter segment, with sales of $125 million in 1998, offers personalized, small parts inventory management service to the low volume customer. The Expediter sales force relieves the customer of the inconvenience and expense of purchasing numerous, small, inexpensive maintenance parts and provides assurance against the expense and inconvenience of stock outs. Sales in this market segment tend to be of relatively small dollar value items with limited technology content but high service demands. The Company believes that its Expediter business has a competitive advantage in this market segment due to its large sales force, a broad inventory of parts for diverse applications, a reputation for high-quality products, a responsive physical distribution system and a computerized material management system which permits 98% of all orders to be shipped within 24 hours. In 1998, the Expediter segment sold more than 25,000 products to over 50,000 customers in the United States and Canada.

Products and Suppliers. The Expediter segment packages and inventories over 25,000 items in nine major product categories. The largest category is fasteners, which accounted for approximately 30% of 1998 Expediter sales. The Expediter segment purchases the parts it needs from over 600 regular vendors, none of which account for greater than 2% of this segment's annual purchases. This segment has long-standing relationships with a majority of its suppliers and continually seeks to upgrade vendor performance by measuring it and educating vendors on the Expediter segment's quality and service standards. A majority of the products sold by the Expediter segment are packaged by vendors under the private brand labels of Kar Products, Inc. and A&H Bolt and Nut Co. (as "The Fastener Centre").

To maintain its reputation for leading product lines and "one-stop shopping," the Expediter segment emphasizes new product innovation and is an active participant in trade shows and trade publications. The Expediter segment works with its vendors to introduce more than 500 new products per year.

Markets and Customers. Customers of the Expediter segment tend to be smaller companies that make frequent small purchases. A typical expediter customer purchases less than $10,000 per year from this segment and includes truck fleet operators, construction and mining operations, industrial plants, paper plants, welding shops, hospitals, schools, government facilities and automobile dealerships.

Sales and Marketing. The Expediter sales representatives serve their customers by providing merchandising systems, helping control inventory and physically stocking and organizing products. Items typically include nuts, bolts, small cutting tools, lubricants and related items. The service provided to the customer is to insure that all of these small consumables remain in stock, thereby enabling the customer to avoid the expense of maintaining inventories, placing purchase orders and receiving materials. Even more importantly, the customer's highly trained technicians do not have to waste time and money tracking down missing parts of nominal dollar value. Larger accounts are offered programmed inventory maintenance service ("PIMS") to ensure that inventory is maintained at appropriate levels. PIMS sales account for approximately 20% of total Expediter sales. The Expediter segment also offers customized product literature which is targeted to selected niche markets.

The Expediter sales force consists of approximately 750 sales representatives, each of whom sells the entire product line and serves an average of 65 customer accounts. Ten to twelve sales representatives in a geographical area report to a district manager, who in turn reports to one of ten regional vice presidents. Sales management support includes training on new product applications and technical information to assist customers in solving operational and maintenance problems. The marketing department provides support in the form of product line management, promotional programs, catalogs and related materials. Logistics support is provided by seven strategically located distribution centers and a computerized material management system which assures fast, accurate and complete shipments.

Competition. The Expediter segment competes primarily with other national expediters that similarly provide a high level of service, and to a lesser extent with more narrowly focused regional or small local distributors competing mainly on the basis of low price with minimal service. The four largest national expediters are Premier Industrial, Bowman Products, Curtis Industries and Lawson Products, none of which has a significant market share. SunSource Industrial Service Company's Expediter business serves all segments of the highly fragmented MRO market and has less than 1% market share. The Company believes that its Expediter segment can capture additional market share by increasing the number of its qualified sales representatives and has a program in place to improve the quality and training of its sales representatives.

         Integrated Supply (SIMCO and SIMCO de Mexico)

The Integrated Supply segment of SunSource Industrial Services Company, with sales of $46 million in 1998, is focused on major industrial manufacturing customers. In some instances, Integrated Supply will take over complete responsibility for a customer's purchases of maintenance, repair and operating supplies. In those cases, Integrated Supply places the purchase orders, receives the material and dispenses it to the customer's employees from the customer's tool cribs. The advantage to the customer is substantial reduction in the total cost of procuring and handling the thousands of items which are routinely used by a large facility, while at the same time improving the availability of these materials.

Products and Suppliers. The products and suppliers used by the Integrated Supply segment vary considerably depending on the nature of the customer's manufacturing activity. Integrated Supply seeks to maximize its purchasing power by aggregating purchases of common items used by multiple customers and also by purchasing through the other SunSource businesses. Integrated Supply often obtains lower prices and provides improved availability for many products without changing the customer's vendors.

Markets and Customers. Integrated Supply customers tend to be large industrial facilities which purchase in excess of $1 million per year from this segment. Integrated Supply's major industrial customers include Colgate Palmolive, Mercedes Benz and Marley Cooling Tower.

Sales and Marketing. Integrated Supply approaches its larger integrated supply customers by offering to perform a survey of their existing procurement practices. The goal of the study is to determine whether the customer's total costs can be reduced by utilizing the outsourcing services offered by Integrated Supply. Typically, savings occur in the customer's purchasing department, in its tool cribs or other dispensing locations within its facility and in lower inventory carrying costs. The net result of a decision to outsource to Integrated Supply is typically lower total costs, substantial reduction in inventory investment and improved product availability.

Competition. The competition for the Integrated Supply segment comes from a large number of companies following a variety of strategies. Some competitors seek to be perceived as an integrated supplier by continually increasing the number of product lines offered. Other competitors provide staff to dispense product in a customer's plant. The Company's Integrated Supply segment also competes with "strategic alliances" among established distributors of traditional product lines.

 Hardware Merchandising (Hillman)

The Company believes that Hillman, with sales of $126 million in 1998, is the leading supplier of merchandising services, fasteners and related small hardware repair items to retail outlets in the United States. Through its sales and service force, Hillman provides hardware retailers in all 50 states and in Mexico, Central and South America with an extensive line of fasteners and related hardware items. More importantly, Hillman complements its extensive product selection with value-added services for the retailer.

Fasteners and related hardware items typically account for approximately 25% of a hardware store's traffic, but less than 5% of its revenues. A typical hardware store maintains in inventory thousands of different items, many of which generate small dollar sales but large profits. It is difficult for a retailer to monitor economically all stock levels and to reorder the products from multiple vendors. The problem is compounded by the necessity of receiving small shipments of inventory at different times and having to stock the goods. However, failure to have these small items consistently available will have an adverse effect on store traffic, thereby denying the retailer the opportunity to sell items that generate higher dollar sales.

Hillman's service representatives regularly visit retail outlets to review stock levels and to reorder those items in need of replacement. Thousands of items can thus be actively managed with the retailer experiencing a substantial reduction in paperwork and labor costs. Hillman's service representatives also assist in organizing the products in a user-friendly manner. Hillman complements its broad range of products with value-added merchandising services such as displays, product identification stickers, retail price stickers, store rack and drawer systems, assistance in rack positioning and store layout and inventory and restocking services. Hillman periodically introduces new package designs and color-coding for ease of shopping by hardware store customers, and also modifies rack designs to improve attractiveness of individual store displays. Furthermore, Hillman provides the retailer with inventory management software that ties to the retailer's point-of-sale system. In effect, Hillman functions as a merchandising manager for the hardware store. Hillman supports these services with high order fill rates and rapid delivery from its eight distribution centers across the United States. Orders are shipped within 48 hours with a 96% order fill rate.

Products and Suppliers. Hillman buys its products from approximately 500 vendors, the largest of which accounted for 14.2% of Hillman's 1998 purchases and the top ten of which accounted for less than 49% of Hillman's 1998 total purchases. Hillman's wide variety of products includes standard and specialty nuts, bolts, screws, washers and anchors, plus brass, stainless steel, plastic and miscellaneous fasteners. Management believes that Hillman's selection of over 40,000 fastener items is the largest in the industry. Non-fastener products include locks, keys, letters, numbers, signs, rope and chain accessories and an extensive list of special-purpose items having a relatively limited product line such as corks, electrical connectors, flashlight bulbs, specialty fuses, and picture hangers. Hillman buys approximately half of its purchases directly from foreign suppliers and coordinates its overseas purchasing with the Company's Expediter and Integrated Supply segments. The balance of purchases are made from domestic manufacturers and master distributors.

To assure quality from its vendors, Hillman conducts annual on-site evaluations and random sampling of products and communicates the results to vendors. Hillman also tracks the performance of its vendors based on delivery time and accuracy of shipments.

Markets and Customers. Hillman services approximately 9,100 full service retail outlets. Hillman historically has serviced individual dealers of the larger cooperatives, such as Tru-Serv, Ace and Do it Best. Hillman sells directly to the cooperative's retail locations and also supplies many fastener items to the cooperative's central warehouses. These central warehouses continue to distribute to their smaller members that do not have the purchase volume to justify direct service from Hillman. These arrangements with the cooperatives reduce credit risk and logistic expense for Hillman and reduce central warehouse inventory and delivery costs for the cooperatives.

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

Hillman also sells to approximately 5,000 smaller hardware outlets and over 6,000 non-hardware accounts that are not large enough to qualify for Hillman's full service program, through its Tele-Source division.

Sales and Marketing. Hillman believes that it is able to be more responsive to customers' needs than its competitors because it employs one of the largest direct national sales and service organizations in the industry. Hillman's sales force consists of over 200 people, managed by 23 field sales managers. Each sales representative is responsible for approximately 50 full service accounts that are called on by such representative every two weeks on average. The service organization consists of 80 full-time and 20 part-time people, managed by 13 field managers. Hillman's National Accounts group focuses on "Big Box" retailers, large national chains and grocery stores. In addition, the sales force is supported by Hillman's Inside Sales and Customer Service group that is responsible for the expediting of orders, quoting special items and issuing credits. With the efforts of the Marketing Department, the sales force not only sells products, but can sell merchandising and technological capabilities as well. The Marketing Department provides the support through the development of sales collateral, promotional items, merchandising aids and marketing services, such as advertising and trade show management. Hillman's EDI system is used by a number of its large customers.

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

The primary competitors in the home center, regional and national lumberyard markets are Crown Bolt with an estimated 50% market share and Elco and The Newell Group. Hillman estimates its share in this market to be less than 10%. Competition is based primarily on in-store service and price. Other competitors are local and regional distributors.


Glass Merchandising (Harding)

Harding, with sales of approximately $95 million in 1998, is one of the largest networks of full service retail glass shops in the United States. Harding operates in the following businesses: retail automotive and flat glass, insulating glass, small contract glazing and the wholesale distribution of automotive and flat glass.

Harding provides retail glass products and related services through a network of approximately 125 retail locations throughout the United States, including 1999 acquisitions to-date. Customers include individuals, insurance companies and commercial accounts. The retail glass market is highly fragmented within the U.S. market, consisting primarily of small, privately owned companies with one or two locations. The industry is in the early stages of consolidation and Harding believes that it is well positioned to capitalize on this opportunity due to its substantial purchasing power and its comprehensive management information systems.

As a result of emphasizing the higher margin retail business and de-emphasizing lower margin businesses, such as large contract glazing, Harding has increased its overall gross margins from 34.9% in 1994 to 40.0% in 1998. Harding is positioned as a full-service glass retailer offering one of the broadest product lines in the retail glass industry as well as installation services for automotive glass, windows and commercial store fronts. The role of the fabrication and wholesale activities is to ensure that the full service shops receive the products they require at the lowest total cost.

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

Markets and Customers. Approximately 37% of retail autoglass sales are attributable to insurance companies while the remaining sales are divided among individuals, autobody shops, rental car agencies and car dealerships. Retail flat glass sales are split fairly evenly between individual consumers and small contract jobs under $5,000. Wholesale autoglass sales are primarily to glass shops, while wholesale flat glass sales are divided among independent retail glass shops, window manufacturers and large contract glaziers. Harding's top ten customers accounted for approximately 10% of 1998 sales.

Sales and Marketing. The majority of Harding's retail customers are located within ten miles of a store and typically order in person or via phone. The retail marketing effort relies on the strategic location of the stores as well as advertising in the local media. Harding's retail organization also maintains a 33 person sales force of whom 22 sell both flat and automotive glass and 11 focus exclusively on flat glass.

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

Harding's wholesale operation has a five person sales force, all of whom sell both flat and automotive glass. Sales representatives call on flat glass customers such as window manufacturers, glass shops, and other large users of glass such as contract glaziers.

Competition. Because of the diversity of markets and geographic locations it serves, Harding has numerous competitors at the retail level. Harding's retail competitors can be categorized as follows: national automotive chains, large regional glass retailers and local independent glass shops. Harding, with its broad offering of both automotive and flat glass, has positioned itself as one of the largest comprehensive glass retailers. At the wholesale level, Harding faces competition from national, regional and local competitors. In addition, in recent years, the major manufacturers of automotive and flat glass have been taking steps to integrate vertically into wholesale distribution, thereby assuring themselves of greater control over the sale of their products. The Company believes that Harding is currently the largest full service retail glass shop business in the United States with approximately 125 retail locations. Although a number of chains are larger than Harding, they deal primarily in auto glass replacement and are not full service shops. Competition for Harding's full service shops comes mainly from single location operations or small chains. Harding's purchasing power and comprehensive information system give it significant advantages over these competitors.

Insurance Arrangements

Under the Company's current insurance programs, commercial umbrella coverage is obtained for catastrophic exposure and aggregate losses in excess of expected claims. Since October 1991, the Company has retained the exposure on certain expected losses related to worker's compensation, general liability and automobile. The Company also retains the exposure on expected losses related to health benefits of certain employees. The Company believes that its present insurance is adequate for its businesses. See Note 17 of Notes to Consolidated Financial Statements of the Company as of and for the three years ended December 31, 1998.


Employees

As of December 31, 1998, the Company employed approximately 4,070 employees, of which approximately 1,800 were sales personnel, approximately 1,400 were employed as warehouse and delivery personnel, and approximately 870 held administrative positions. The Company has collective bargaining agreements with 5 unions representing a total of approximately 75 employees. In the opinion of management, employee relations are good.


Backlog

The Company's sales backlog was $66.4 million as of December 31, 1998, and $68.3 million as of December 31, 1997. On average, the Company's backlog is less than one month's sales.



Item 2 - Properties.


The Company currently has approximately 189 warehouse and stocking facilities located throughout the United States, Canada and Mexico. Most of these include sales offices. Approximately 14% of these facilities are owned and the remainder are leased. The Company's principal properties are warehouse facilities, as follows:

   Division                Location                     Description
   --------                --------                     -----------
   Hillman              Cincinnati, Ohio             250,000 sq.ft. (leased)
   Harding              Denver, Colorado             184,000 sq.ft. (owned)
   Kar                  Itasca, Illinois              80,000 sq.ft. (owned)

In the opinion of management, the Company's existing facilities are in good condition.

Item 3 - Legal Proceedings.


Litigation originally instituted on February 27, 1996 is pending in the Court of Common Pleas of Montgomery County, Pennsylvania in which Dorman Products of America, Ltd. ("Dorman"), and its parent, R&B, Inc. ("R&B"), allege that misrepresentations of certain facts were made by the Company, upon which R&B allegedly based its offer to purchase the assets of the Company's Dorman Products division. Dorman and R&B seek damages of approximately $21.0 million. In the opinion of management, the ultimate resolution of this matter will not have a material effect on the consolidated financial position, operations or cash flows of the Company.



Item 4 - Submission of Matters to a Vote of Security Holders.


Not applicable.

Executive Officers of the Company


The following table sets forth certain information regarding the Company's executive officers.

Name                   Age    Position
----                   ---    --------
Donald T. Marshall     65     Chairman of the Board and Chief Executive Officer

John P. McDonnell      64     President and Chief Operating Officer; Chief
                              Executive Officer, SunSource Industrial Services
                              Company

Joseph M. Corvino      44     Vice President - Finance; Chief Financial Officer;
                              Treasurer and Secretary

Max W. Hillman, Jr.    52     Chief Executive Officer, Hillman

Harold J. Cornelius    50     Chief Executive Officer, Harding

All executive officers are currently elected for a one-year term by the Board of Directors. There are no family relationships between any of the Company's executive officers and directors.

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

                                     PART II



Item 5 - Market for Registrant's Common Shares and
         Related Stockholder Matters



Market Prices

As a result of the Company's September 30, 1997 conversion from partnership to corporate form (the "Conversion"), the Common Shares began trading on the New York Stock Exchange on October 1, 1997, under the symbol "SDP". The following table sets forth the high and low closing sale prices on the New York Stock Exchange composite Tape for the Common Shares since that date:


         1998                             HIGH                      LOW
         ----                             ----                      ---
         First Quarter                  $29 1/2                   $23 5/16
         Second Quarter                  29 3/8                    21 3/4
         Third Quarter                   21 3/4                    15
         Fourth Quarter                  21 9/16                   14

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

         1997                          HIGH                       LOW
         ----                          ----                       ---
         First Quarter                $18                       $16 1/2
         Second Quarter                20 1/2                    16
         Third Quarter                 23 1/2                    19


As of March 25, 1999 there were approximately 750 holders of record of the Common Shares. The total number of Common Shares outstanding as of March 25, 1999 was 6,740,208.


Stock Repurchase

On August 6, 1998, the Company's Board of Directors authorized $15.0 million for management to repurchase up to 10% of the Company's outstanding common stock through open market transactions and private block trades dependent upon market conditions. The Company had reacquired and placed into treasury 461,100 Common Shares through December 31, 1998 at a cost of $8.4 million and has reacquired 18,000 Common Shares from January 1, 1999 through March 16, 1999, at a cost of $0.3 million. The Company suspended the repurchase program on March 16, 1999, pending release of its earnings for the first quarter of 1999, but intends to continue the repurchase program provided the investment is beneficial to the Company's shareholders.

Offering

On March 25, 1998 the Company closed an offering of its Common Shares (the "Offering"). The Company issued and sold 500,000 Common Shares in addition to Common Shares sold by certain selling stockholders in the Offering. The underwriters in the Offering exercised their option to purchase 296,408 additional Common Shares of the Company to cover over-allotments on March 27, 1998.

Dividends

The Company paid a cash dividend of $0.10 per Common Share on January 7, 1999. On March 29, 1999, the Board of Directors declared a dividend of $0.10 per Common Share payable on April 19, 1999 to holders of record as of April 8, 1999. The Company expects to declare future quarterly dividends on the Common Shares of $0.40 per Common Share annually, subject to the discretion of the Board of Directors and dependent upon, among other things, the Company's future earnings, financial condition, capital requirements, funds needed for acquisitions, level of indebtedness, contractual restrictions and other factors that the Board of Directors deems relevant.

Item 6 - Selected Financial Data.


         The following table sets forth selected consolidated financial data of the Company and the predecessor Partnership as of and for the five years ended December 31, 1998. Data for all periods shown are derived from financial statements of the Company and the Partnership which have been audited by PricewaterhouseCoopers LLP, independent accountants, as indicated in their reports thereon. See accompanying Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for information regarding the Conversion and Refinancing as well as acquisitions and divestitures that affect comparability.

     (dollars in thousands, except for partnership interest and share data)


Income Statement Data for Years
Ended December 31:                                    1998          1997           1996           1995           1994
                                                    --------      --------       --------       --------       --------
Net sales                                           $712,470      $694,707       $646,503       $626,863       $734,299
Gross profit                                         291,168       280,307        258,314        249,556        282,782
Income from operations                                41,211        36,108         25,002         31,558         36,011
Gain on sale of divisions                                 --            --             --         20,644          3,523
Distributions on guaranteed preferred

 beneficial interests                                 12,232         3,058            N/A            N/A            N/A
Provision (benefit) for income taxes                   8,324        (6,680)        (1,140)           537            100

Income before extraordinary loss
  and cumulative effect of change
  in accounting principle                             13,817        32,532         19,267         44,745         29,544

Extraordinary loss                                        --        (3,392)            --           (629)            --

Net income                                            13,817        29,140         19,267         44,116         29,544

Basic and diluted net income
 per common share                                   $   2.00           N/A            N/A            N/A            N/A

Pro forma net income per common share                    N/A         $1.88            N/A            N/A            N/A

Earnings per limited partnership interest:
Income before extraordinary loss
  - Class A                                              N/A           N/A          $1.10       $   1.10       $   1.10
  - Class B                                              N/A           N/A          $0.32       $   1.48       $   0.79

Extraordinary loss
  - Class A                                              N/A           N/A          $  --       $     --       $     --
  - Class B                                              N/A           N/A          $  --       $  (0.03)      $     --

Net income
  - Class A                                              N/A           N/A          $1.10       $   1.10       $   1.10
  - Class B                                              N/A           N/A          $0.32       $   1.45       $   0.79

Cash provided by operations                          $18,376      $ 27,913       $ 23,298       $ 17,050       $ 17,704

Dividends declared per common share                  $  0.40      $   0.10            N/A            N/A            N/A

Cash distributions declared per
  limited partnership interest
  - Class A                                              N/A           N/A          $1.10       $   1.10       $   1.10
  - Class B                                              N/A           N/A          $0.33       $   0.67       $   0.49


Balance Sheet Data at December 31:

Total assets                                        $341,568      $306,142       $262,555       $254,591       $266,186
Long-term debt and capitalized
  lease obligations                                   95,842        93,728         69,150         63,934         75,168

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


General

SunSource Inc. (the "Company") is one of the largest providers of value-added services and products to retail and industrial markets in North America. The Company is organized into three businesses which are SunSource Industrial Services Company, Hillman and Harding.

SunSource Industrial Services Company operates in three segments which are Technology Services, Expediter and Integrated Supply. Technology Services offers a full range of technology-based products and services to small, medium and large manufacturers. The Expediter segment provides personalized, small parts inventory management services to low volume customers. The Integrated Supply segment provides major industrial manufacturing customers with comprehensive inventory management services for their maintenance, repair and operating supplies.

Hillman operates in the Hardware Merchandising Segment, providing small hardware and related items and merchandising services to retail outlets, primarily hardware stores, home centers and lumberyards.

Harding operates in the Glass Merchandising Segment, selling retail and wholesale automotive and flat glass and providing auto glass installation and small contract glazing services to individual consumers, insurance companies, autobody shops, and other customers through a large network of retail glass shops.


Stock Repurchase

On August 6, 1998, the Company's Board of Directors authorized $15.0 million for management to repurchase up to 10% of the Company's outstanding common shares through open market transactions and private block trades dependent upon market conditions. The Company has reacquired and placed into treasury 479,100 common shares through March 16, 1999, at an average cost of $18.12 per common share. The Company intends to continue the repurchase program provided the investment is beneficial to the Company's shareholders.

Public Offering

On March 27, 1998, the Company closed an offering of its Common Shares (the "Offering"). Of the 2,284,471 shares sold in the Offering, 796,408 shares ("Primary") were issued and sold by the Company and 1,488,063 shares ("Secondary") were sold by selling stockholders, affiliates of Lehman Brothers, Inc. The Company did not receive any of the proceeds from the Secondary shares sold by the selling stockholders. The Company used the net proceeds raised (of approximately $20.8 million) from the Primary shares sold in the Offering to repay borrowings under its revolving credit facility.

Restructuring

In December 1996, the Company recorded restructuring charges of $6.0 million (on a pre-tax basis) related to a restructuring and consolidation of Technology Services (approximately $4.4 million) and the one-time write-off of certain non-performing assets of Harding (approximately $1.6 million). The restructuring plan is expected to result in the elimination of approximately 175 employees in the Technology Services divisions and result in net cost savings of approximately $5.0 million annually upon its completion. The restructuring plan is a three-year project that will consolidate all financial, information systems and administrative responsibilities for Technology Services in a centralized location which is expected to be completed in 1999. The restructuring of the Technology Services sales organization is expected to be completed by mid-1999. Consolidation of the distribution network is partially complete and is scheduled for full completion early in 2000, shortly beyond the projected three-year time frame of the plan, due to the need for additional logistical studies of the geographic placement of new distribution facilities. Of the $4.2 million of restructuring charges that will result in cash payments, amounts paid by the Company during the years ended December 31, 1996, 1997 and 1998 were $0.2 million $1.8 million and $0.8 million, respectively. Of the remaining balance of $1.4 million, approximately $1.2 million is expected to be paid during 1999 and $0.2 million in 2000.


Acquisitions

During 1997, the Company resumed its strategy to acquire retail glass shops for integration with Harding. From August 31, 1997 through December 31, 1997, Harding acquired the assets of three retail glass shops which contributed $1.7 million in sales for the twelve months ended December 31, 1998.

During 1998, Harding acquired the assets of eleven retail glass shops which had sales aggregating approximately $17.6 million for the twelve-month period prior to acquisition and approximately $5.9 million from the date acquired through December 31, 1998. These acquisitions expand Harding's business into the Arizona, New Mexico, Texas, Georgia, New Hampshire and Northern California markets.

On February 9, 1999, Harding acquired all of the outstanding common stock of Pritchard Glass, Inc., which concurrently acquired all of the outstanding common stock of Premier Glass Services, Inc. Sales of Pritchard and Premier aggregated approximately $25 million for the twelve-month period prior to acquisition. This acquisition adds twenty-one retail glass shops, expanding Harding's business into the North and South Carolina markets.

In addition, during 1999 to-date, Harding has acquired the assets of two retail glass shops which had sales aggregating approximately $2.0 million for the twelve-month period prior to acquisition. These acquisitions expand Harding's business into the Columbus, Georgia and Las Vegas, Nevada markets.

On April 22, 1998, Hillman acquired the assets of a manufacturer of letters, numbers and signs which had sales of approximately $1.0 million for the twelve-month period prior to acquisition.

On May 6, 1998, Hillman acquired the assets of the franchise and independent hardware segment of Axxess Technologies, Inc., including its PMI division, a distributor of keys, letters, numbers and signs and other products to retail hardware stores throughout the United States. Sales from the acquired operations were approximately $17.0 million in 1997. Hillman integrated the sales force and operations of the acquired business with its existing operations.

On October 21, 1998, Hillman acquired the assets of SIGN-KO, a Dallas-based manufacturer and distributor of letters, numbers, signs and related products. SIGN-KO serves a customer base that includes large home improvement retailers and independent hardware stores. Sales from the acquired operations were approximately $3.0 million in 1997.

Sales from hardware-related companies acquired by Hillman during 1998 aggregated approximately $21.0 million for the twelve-month period prior to acquisition and generated sales of $10.3 million from the date acquired through December 31, 1998.

Net cash consideration paid for the businesses acquired by the Company in 1998, 1997 and 1996, including transaction costs, was $22.8 million, $0.8 million and $0.7 million, respectively, plus the assumption of certain liabilities of $3.1 million, $0.2 million and $0.1 million, respectively.

Net cash consideration paid for the businesses acquired by the Company to-date in 1999, including transaction expenses, was $12.4 million (of which $0.8 million is held in escrow pending the resolution of post-closing adjustments), the repayment of outstanding debt of $3.3 million plus the assumption of certain liabilities estimated at $1.2 million.

Results of Operations

   Segment Sales and Profitability for the Three Years Ended December 31, 1998
   ---------------------------------------------------------------------------

                                                                   Year Ended December 31,
                                                 1998                     1997                               1996
                                           ----------------         ----------------                   ----------------
                                                               (dollars in thousands)
                                                       % Total                 % Total                           % Total
Sales                                                   Sales                   Sales                             Sales
-----                                                  -------                 -------                           -------
SunSource Industrial Services
  Technology Services                       $321,526   45.1%        $322,148   46.4%                   $299,068   46.3%
  Expediter                                  124,536   17.5%         125,911   18.1%                    121,389   18.8%
  Integrated Supply (1)                       45,626    6.4%          54,420    7.8%                     43,392    6.7%
                                            --------   -----        --------   -----                   --------   -----
    Industrial Services                      491,688   69.0%         502,479   72.3%                    463,849   71.7%
Hillman (2) (3)                              125,830   17.7%         103,970   15.0%                     92,285   14.3%
Harding (4)                                   94,952   13.3%          88,258   12.7%                     90,369   14.0%
                                            --------   -----        --------   -----                   --------   -----
  Consolidated Net Sales                    $712,470  100.0%        $694,707  100.0%                   $646,503  100.0%
                                            ========  ======        ========  ======                   ========  ======

Gross Profit                                          %Sales                  %Sales                             %Sales
------------                                          ------                  ------                             ------
SunSource Industrial Services
  Technology Services (5)                   $ 86,257   26.8%        $ 85,896   26.7%                   $ 77,367   25.9%
  Expediter                                   88,175   70.8%          90,171   71.6%                     87,839   72.4%
  Integrated Supply                           12,265   26.9%          13,669   25.1%                     11,436   26.4%
                                            --------                --------                           --------
    Industrial Services                      186,697   38.0%         189,736   37.8%                    176,642   38.1%
Hillman (3)                                   66,485   52.8%          54,901   52.8%                     46,127   50.0%
Harding                                       37,986   40.0%          35,670   40.4%                     35,545   39.3%
                                            --------                --------                           --------
  Consolidated Gross Profit                 $291,168   40.9%        $280,307   40.3%                   $258,314   40.0%
                                            ========                ========                           ========

EBITA (6)
SunSource Industrial Services
  Technology Services                       $ 13,583    4.2%        $ 14,825    4.6%                   $ 13,690    4.6%
  Expediter                                   20,215   16.2%          20,697   16.4%                     18,770   15.5%
  Integrated Supply                            2,299    5.0%           3,292    6.0%                      2,008    4.6%
                                            ---------               ---------                          ---------
    Industrial Services                       36,097    7.3%          38,814    7.7%                     34,468    7.4%
Hillman                                       12,130    9.6%          10,833   10.4%                      7,130    7.7%
Harding                                        4,128    4.3%           2,224    2.5%                      3,211    3.6%
                                            ---------               ---------                          ---------
  Total operations before
   corporate expenses                         52,355    7.3%          51,871    7.5%                     44,809    6.9%
Corporate expenses                            (7,268)  (1.0)%         (8,062)  (1.2)%                    (6,257)  (0.9)%
                                            ---------               ---------                          ---------
  Total operations after
   corporate expenses                         45,087    6.3%          43,809    6.3%                     38,552    6.0%
Provision for litigation matters -
 divested operations                          (1,600)  (0.2)%             --                                 --
                                             --------               ---------                          ---------
  Consolidated EBITA                        $ 43,487    6.1%        $ 43,809    6.3%                   $ 38,552    6.0%
                                            =========               =========                          =========

----------------
(1) Includes sales related to contracts canceled in 1998 and 1997 of $5,975, $15,925, and $16,877 for the twelve months ended December 31, 1998, 1997 and 1996, respectively.

(2) Includes sales from acquired businesses of $10,322 for the twelve months ended December 31, 1998.

(3) Includes a reduction in sales and gross profit of $4,680, $3,424 and $2,751 for the twelve months ended December 31, 1998, 1997 and 1996, respectively, to conform to current accounting for customer rebates.

(4) Includes sales from acquired businesses of $5,874 for the twelve months ended December 31, 1998. Also includes sales from branches closed during the three years ended December 31, 1998 of $541, $2,116 and $5,978 for the twelve months ended December 31, 1998, 1997 and 1996, respectively.

(5) Includes commission income of $618, $453 and $471 for the twelve months ended December 31, 1998, 1997 and 1996, respectively to conform to current accounting.

(6) "EBITA" (earnings before interest, taxes and amortization) is defined as income from operations before amortization, excluding $2,491 and $3,330 of management fees, $263 and $196 of expenses related to minority ownership and $3,053 and $2,150 of transaction costs related to the Company's conversion from partnership to corporate form (the "Conversion"), for the twelve months ended December 31, 1997 and 1996, respectively. The 1996 period also excludes a charge of $5,950 related to the restructuring of Technology Services.

        Years Ended December 31, 1998 and 1997

Net sales increased $17.8 million or 2.6% in 1998 to $712.5 million from $694.7 million in 1997. Sales variances by segment are as follows:

                                                   Sales Increase
                                                        Amount       (Decrease)
                                                   (In thousands)        %
                                                   --------------    ----------
      SunSource Industrial Services Company
           Technology Services                       $   (622)         (0.2)%
           Expediter                                   (1,375)         (1.1)%
           Integrated Supply                           (8,794)        (16.2)%
                                                     ---------
              Industrial Services                     (10,791)         (2.1)%
      Hillman                                          21,860          21.0 %
      Harding                                           6,694           7.6 %
                                                     ---------
              Total Company                          $ 17,763           2.6 %
                                                     =========

Technology Services sales decreased $0.6 million or 0.2% in 1998 to $321.5 million from $322.1 million in 1997 due primarily to the restructuring of the sales force as well as the effects of the Asian economic crisis on its original equipment manufacturing customers. Expediter sales decreased $1.4 million or 1.1% in 1998 to $124.5 million from $125.9 million in 1997 due to competitive pricing pressures as well as continued deterioration in the Canadian dollar. Integrated Supply sales decreased $8.8 million or 16.2% in 1998 to $45.6 million from $54.4 million in 1997 due primarily to a net decrease of $10.0 million resulting from contracts which were canceled in 1998 and 1997. Excluding terminated contracts, Integrated Supply sales increased 3.0% in the comparison period.

Hillman's sales increased $21.9 million or 21.0% in 1998 to $125.8 million from $104.0 million in 1997 due to market penetration of new product lines in the amount of $5.4 million, sales from newly acquired businesses of $10.3 million and the balance of $6.2 million in growth from new accounts and expansion of existing product lines.

Harding's sales increased $6.7 million or 7.6% in 1998 to $95.0 million from $88.3 million in 1997 due to an increase of $7.0 million as a result of newly acquired retail glass shops and an increase in retail and contract sales of $4.0 million, offset by a decrease of $2.6 million in wholesale glass and other product line sales as a result of the planned withdrawal from certain non-strategic markets. In addition, the discontinuation of certain low-margin product lines resulted in reduced sales of $1.7 million. Growth in Harding's retail glass shops is expected to continue as a result of internal sales programs and the recent acquisitions.

The Company's sales backlog on a consolidated basis was $66.4 million as of December 31, 1998, compared with $68.3 million at December 31, 1997, a decrease of 2.8%.

Total Company cost of sales increased $6.9 million or 1.7% in 1998 to $421.3 million from $414.4 million in 1997 due primarily to increased sales levels in the comparison period.

The Company's consolidated gross margin was 40.9% in 1998 compared with 40.3% in 1997. SunSource Industrial Services Company's gross margin was 38.0% in 1998 compared with 37.8% in 1997, an increase of 0.2%. Technology Services' gross margin increased 0.1% in 1998 due to tighter pricing controls. The Expediter activity's gross margin declined 0.8% in 1998 due to competitive pricing pressures and higher freight costs. The Integrated Supply activity's gross margin increased 1.8% in 1998 due to sales mix. Hillman's gross margin remained constant with 1997. Harding's gross margin decreased 0.4% in 1998 due to an increase in contract sales at lower gross margins than the overall retail business.

The Company's selling, general and administrative ("S,G&A") expenses increased by $9.1 million or 3.9% to $241.5 million in 1998 from $232.4 million in 1997. Selling expenses increased $5.0 million supporting increased 1998 sales levels and increased marketing efforts at Hillman and Harding. Warehouse and delivery expenses increased $1.8 million or 4.3%. The increase in general and administrative expenses of $2.3 million or 3.1% is net of expense reductions of $1.5 million associated with the replacement of cash basis deferred compensation awards with stock options.

S,G,&A expenses as a percentage of sales increased compared with 1997, as follows:

                                                      Twelve Months
                                                    1998             1997
                                                    ----             ----
        Selling Expenses                            17.0%            16.7%
        Warehouse and Delivery Expenses              6.2%             6.1%
        General and Administrative Expenses         10.7%            10.6%
                                                    -----            -----
               Total S,G&A Expenses                 33.9%            33.4%
                                                    =====            =====


EBITA from operations after corporate expenses was $45.1 million for the twelve months ended December 31, 1998, compared with $43.8 million for the same prior-year period.

The Company's consolidated operating profit margin (EBITA, as a percentage of sales) after corporate expenses remained constant at 6.3% in 1998 compared with the prior year. SunSource Industrial Services Company's operating profit margin declined to 7.3% in 1998 from 7.7% in 1997, primarily reflecting reduced 1998 sales and increased expenses related to the reorganization of sales and administrative functions in the Technology Services segment. Integrated Supply's operating profit margin decreased to 5.0% in 1998 from 6.0% in 1997 due primarily to the previously mentioned canceled contracts. Hillman's operating profit margin declined in 1998 to 9.6% from 10.4% in 1997 due to increased selling expenses for new field staff related primarily to acquisition activities. Harding's operating profit margin improved in 1998 to 4.3% from 2.5% in 1997 due to reduced general and administrative expenses and increased sales activity through internal growth and acquisitions.

Depreciation expense increased $1.0 million to $5.0 million in 1998 from $4.0 million in 1997 due primarily to the acquisition activity at Hillman and Harding and an overall increase in the depreciable fixed asset base due to investment in the Company's core businesses.

Under partnership form, the management fee due the General Partner amounted to $3.3 million annually. Upon Conversion, the management fee is retained by a wholly-owned subsidiary of the Company and is eliminated in consolidation. The amount for 1997 of $2.5 million is based on nine months only through the Conversion date.

Other income, net, increased $0.8 million in 1998 to $0.4 million from expense of $0.4 million in 1997 due primarily to the elimination of expenses related to minority ownership as a result of the Conversion and other non-recurring expenses related to divested operations.

The Company recorded a provision of $1.6 million for outstanding litigation matters related to divested businesses in the third quarter of 1998.

The Company pays interest to the Trust on the Junior Subordinated Debentures in the amount of 11.6% per annum on their face amount of $105.4 million. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. For the years ended December 31, 1998 and 1997, the Company paid $12.2 million and $3.1 million, respectively, in interest on the Junior Subordinated Debentures, equivalent to the amounts distributed by the Trust. The 1997 amount of $3.1 million represents payments made from the Conversion date through December 31, 1997. On an annual basis, the interest payments and Trust distributions amount to $12.2 million.

The Company is subject to federal, state and local income taxes on its domestic operations and foreign income taxes on its Canadian and Mexican operations as accounted for in accordance with Statement of Financial Accounting Standard ("SFAS") 109, "Accounting for Income Taxes". Deferred income taxes represent differences between the financial statement and tax bases of assets and liabilities as classified on the Company's balance sheet. The Company's combined effective tax rate was 37.6% for the year ended December 31, 1998, including the effect of favorable non-recurring prior-year income tax adjustments related to the Conversion. The Company expects its effective tax rate to be about 42% in the future due to the implementation of recently identified state and local tax planning strategies. See Note 5 of Notes to Consolidated Financial Statements of the Company for the three years ended December 31, 1998, for income taxes and related disclosures.

        Years Ended December 31, 1997 and 1996

Net sales increased $48.2 million or 7.5% in 1997 to $694.7 million from $646.5 million in 1996. Sales variances by segment are as follows:

                                                      Sales Increase
                                                          Amount      (Decrease)
                                                      (In thousands)       %
                                                     --------------  ----------
        SunSource Industrial Services Company
             Technology Services                        $ 23,080         7.7%
             Expediter                                     4,522         3.7%
             Integrated Supply                            11,028        25.4%
                                                        ---------
                Industrial Services                       38,630         8.3%
        Hillman                                           11,685        12.7%
        Harding                                           (2,111)       (2.3)%
                                                        ---------
                Total Company                           $ 48,204         7.5%
                                                        =========

Technology Services sales increased $23.1 million or 7.7% in 1997 to $322.2 million from $299.1 million in 1996 due to continued strength in existing product markets, new product line additions and sales territory expansion. Expediter sales increased $4.5 million or 3.7% in 1997 to $125.9 million from $121.4 million in 1996 due to sales growth of 3.0% in the U.S. marketplace and 8.3% in Canada as a result of general economic strength.

Integrated supply sales increased $11.0 million or 25.4% in 1997 to $54.4 million from $43.4 million in 1996 due primarily to an increase in the number of in-plant inventory management programs.

Hillman's sales increased $11.7 million or 12.7% in 1997 to $104.0 million from $92.3 million in 1996 due to contributions from acquisitions in the amount of approximately $5.0 million and the balance of $6.7 million in growth from new accounts, expansion of existing product lines and market penetration of new product lines.

Harding's sales declined $2.1 million or 2.3% in 1997 to $88.3 million from $90.4 million in 1996 due to a decrease of $2.0 million in wholesale glass, brokerage and other product line sales as a result of the planned withdrawal from certain non-strategic markets. In addition, the discontinuation of certain low margin product lines resulted in reduced sales of $0.4 million, offset by an increase in retail glass and contract sales of $0.3 million from 1996.

Total Company cost of sales increased $26.2 million or 6.8% in 1997 to $414.4 million from $388.2 million in 1996 due primarily to increased sales levels in the comparison period.

The Company's consolidated gross margin was 40.3% in 1997 compared with 40.0% in 1996. SunSource Industrial Services Company's gross margin was 37.8% in 1997 compared with 38.1% in 1996, a decrease of 0.3%. Technology Services' gross margin increased 0.8% in 1997 due to labor efficiencies in its service and repair business and lower freight costs. The Expediter activity's gross margin declined 0.8% in 1997 due to competitive pricing pressures. The Integrated Supply activity's gross margin declined 1.3% in 1997 due to changes in sales mix as a result of new in-plant inventory management programs.

Hillman's gross margin increased 2.8% due primarily to reduced packaging costs in 1997 which were much higher in 1996 as a result of costs associated with the integration of the Curtis acquisition and for other business expansion programs. Harding's gross margin increased 1.1% due to improved purchasing management and the discontinuation of lower margin product lines.

The Company's S,G&A expenses increased by $15.9 million or 7.4% to $232.3 million in 1997 from $216.4 million in 1996. Selling expenses increased $6.4 million supporting increased 1997 sales levels in the SunSource Industrial Services Company and increased marketing efforts at Harding. Warehouse and delivery expenses increased $2.8 million due to expansion programs by certain operating units and the addition of several large in-plant accounts by Integrated Supply. General and administrative expenses increased $6.7 million consisting of: (i) an increase of $5.3 million to support the overall increase in 1997 sales levels and the increased number of systems accounts in the Integrated Supply business, and (ii) an increase of $1.6 million in corporate expenses compared to 1996 which included an expense reduction of $1.5 million as a result of incentive-based compensation plans and a non-recurring reduction in insurance reserves of $0.2 million.

S,G,&A expenses as a percentage of sales remained constant overall with 1996, as follows:
                                                           Twelve Months
                                                         1997           1996
                                                         ----           ----
        Selling Expenses                                 16.7%          16.1%
        Warehouse and Delivery Expenses                   6.1%           6.3%
        General and Administrative Expenses              10.6%          11.1%
                                                         -----          -----
               Total S,G&A Expenses                      33.4%          33.5%
                                                         =====          =====

Depreciation expense increased $0.4 million to $4.0 million in 1997 from $3.6 million in 1996 due primarily to an increase in the depreciable fixed asset base.

The Company's consolidated operating profit margin ("EBITA, as a percentage of sales") after corporate expenses improved in 1997 to 6.3% from 5.9% in 1996. SunSource Industrial Services Company improved its operating profit margin to 7.7% in 1997 from 7.4% in 1996 primarily as a result of expense efficiencies. Hillman improved its operating profit margin significantly in 1997 to 10.4% from 7.7% in 1996 due to improved packaging productivity in 1997 as previously discussed. Harding's operating profit margin declined in 1997 to 2.5% from 3.6% in 1996 due to significant investments in sales and marketing efforts in 1997 and reduced sales as a result of discontinuation of certain low margin product lines and markets served.

Under partnership form, the management fee due the General Partner amounted to $3.3 million annually. Upon Conversion, the management fee was retained by a wholly-owned subsidiary of the Company and eliminated in consolidation. The amount for 1997 of $2.5 million is based on nine months only through the Conversion date.

Other expense, net, increased $0.5 million to $0.4 million in 1997 from $0.1 million of income in 1996 due primarily to favorable non-recurring legal settlements and post-closing adjustments recorded in 1996 which were related to divisions sold in prior years.

The Company pays interest to the Trust on the Junior Subordinated Debentures in the amount of 11.6% per annum on their face amount of $105.4 million. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. For the year ended December 31, 1997, the Company paid $3.1 million in interest on the Junior Subordinated Debentures, equivalent to the amount distributed by the Trust from the Conversion date through December 31, 1997. On an annual basis the interest payments and Trust distributions amount to $12.2 million.


Liquidity and Capital Resources

Earnings before interest, taxes, depreciation and amortization ("EBITDA"), excluding the $1.6 million litigation charge recorded in 1998, increased $2.3 million or 4.8% to $50.1 million in 1998 from $47.8 million in 1997. The Company's net interest coverage ratio for the year ended December 31, 1998, improved slightly to 2.29X (earnings before interest, litigation charge, distributions on Trust Preferred Securities and income taxes over net interest expense and distributions on Trust Preferred Securities), from 2.26x on a pro forma basis in 1997.

The Company's cash position of $2.8 million as of December 31, 1998, decreased $2.8 million from the balance at December 31, 1997. Cash was provided during this period primarily from operations ($18.4 million), net borrowings on the bank revolver ($2.0 million), proceeds from the sale of property and equipment ($0.5 million), and net proceeds from the Offering ($20.8 million). Cash was used during this period predominantly for acquisitions ($22.8 million), cash distributions to investors ($4.8 million), capital expenditures ($7.1 million), purchase of treasury stock ($8.4 million), investment in life insurance ($0.9 million) and other items, net ($0.5 million).

The Company's working capital position of $121.6 million at December 31, 1998, represents an increase of $0.7 million from the December 31, 1997 level of $120.9 million. The Company's current ratio decreased to 2.25x at December 31, 1998 from 2.41x at December 31, 1997, principally due to increases in accounts payable and accrued liabilities, offset by investments in accounts receivable and inventories.

As of December 31, 1998, the Company had $36.6 million available under its credit facilities. The Company had $95.8 million of outstanding long-term debt at December 31, 1998, consisting of the $60.0 million Senior Note at 7.66%, bank borrowings totaling $35.0 million at an effective interest rate of 6.49%, and capitalized lease obligations of $0.8 million at various interest rates. An indirect, wholly-owned Canadian subsidiary of the Company had a $2.5 million Canadian dollar line of credit for working capital purposes, of which no amount was outstanding at December 31, 1998.

As of December 31, 1998, the Company's total debt (including dividends payable) as a percentage of its consolidated capitalization (total debt, Trust Preferred Securities and stockholders' equity) was 41.5% compared with 45.6% as of December 31, 1997. The Company's consolidated capitalization (including dividends payable) as of December 31, 1998, was $232.8 million compared to $212.1 million at December 31, 1997.

The Company spent $7.1 million for capital expenditures in 1998, an increase of $2.2 million from 1997, which is primarily attributable to higher investments in computer hardware of $1.2 million and plant equipment of $1.0 million.

The Company paid $2.1 million on February 27, 1998, for remaining tax distributions due to Class B interest holders of the predecessor partnership, related to taxable income for the nine months ended September 30, 1997.

On December 16, 1998, the Board of Directors declared a dividend of $0.10 per Common Share which was paid on January 7, 1999, to holders of record as of December 28, 1998. The Company expects to declare future quarterly dividends on the Common Shares to aggregate $0.40 per Common Share annually, subject to the discretion of its Board of Directors and dependent upon, among other things, the Company's future earnings, financial condition, capital requirements, funds needed for acquisitions, level of indebtedness, contractual restrictions and other factors that the Board of Directors deems relevant.

The Company has deferred tax assets aggregating $15.1 million as of December 31, 1998, as determined in accordance with SFAS 109. Management believes that the Company's deferred tax assets will be realized through the reversal of existing temporary differences between the financial statement and tax bases, as well as through future taxable income.

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

Each of the Company's five segments have distinct IT systems and therefore each has its own plan for addressing the Year 2000 issue ("Y2K"). One individual in the Company's Industrial Services business is responsible for the Y2K plans in the Technology Services, Expediter and Integrated Supply segments. Hillman and Harding each have one individual responsible for the Y2K plans in their businesses. These individuals are required to provide senior management of the Company with a detailed quarterly update on the status of their Y2K plans. The individual responsible for the Y2K plan at SunSource Industrial Services resigned in October. A replacement filled the position on November 25, 1998 and this change has not caused any significant delay in implementing its Y2K plan.


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


SunSource Industrial Services

o The Expediter Segment has evaluated all its IT systems and has identified those requiring remediation. The mainframe and financial computer hardware and related operating systems have been determined to be Y2K compliant. Expediter's critical proprietary application software programs require full remediation. This process has been out-sourced to an independent consultant, is approximately 50% complete and is targeted for completion and testing by the end of the third quarter of 1999. Expediter's assessment of critical hardware and software purchased from third party vendors resulted in a determination that certain file server and personal computer ("PC") hardware and software applications such as inventory planning and purchasing, and its financial software, were not Y2K compliant. Expediter recently began to upgrade or replace these systems and expects to complete this process with full testing by the fourth quarter of 1999.

o Technology Services is in the process of converting all of its operating units to a third-party purchased computer system as part of the restructuring of this segment. The new computer hardware, operating system and application software have all been certified by the vendor as being Y2K compliant. The conversion project is approximately 60% complete and is targeted for full completion and testing by mid-1999. Technology Services has also identified other purchased software programs used in conjunction with the primary system which must be upgraded to Y2K compliant versions. These upgrades are expected to be installed during the second quarter of 1999.

o The critical third-party IT system for Integrated Supply's domestic operations has a Y2K compliant version that was installed during the first quarter of 1999. Certain other software applications used in conjunction with this system require upgrades which are also targeted for installation by the end of the second quarter of 1999. Certain hardware used by Integrated Supply requires an upgrade which is expected to be implemented by the end of the second quarter of 1999.

o Most of the Company's international activities are conducted using IT systems covered by the foregoing discussion. The separate operating systems at Integrated Supply's Mexican operations are expected to be upgraded to Y2K compliant versions by mid-1999. The Company's net sales from foreign operations is less than 7% of its consolidated net sales.

Hillman

Hillman has completed remediation (including full testing) on approximately 93% of its proprietary software programs. The remaining 7% of these programs include lower priority programs (e.g., display only) which are expected to be completed by mid-1999. Hillman's critical purchased software applications and hardware have been certified by the vendors to be compliant, except for several applications (i.e. payroll, telephone and shipping) which are expected to be upgraded or replaced by mid-1999.

Harding

Harding's critical purchased point-of-sale software application is Y2K compliant and its related hardware operating system has a Y2K compliant release which Harding has recently started installing at each of its locations; this process is expected to be completed by the end of the third quarter of 1999. Harding's purchased financial software requires a version update to become Y2K compliant which is expected to be installed by the end of April 1999. Harding completed the necessary upgrades for network servers and PC hardware during the first quarter of 1999. An assessment of Y2K compliance for each site's telephone system is expected by the end of the second quarter of 1999 with corrective action for any non-compliant systems scheduled for completion by the end of the third quarter of 1999.

Acquisitions

All of the Company's recent acquisitions have been evaluated for Y2K compliant systems and four have been identified as not having Y2K compliant systems. Three of these systems will be integrated into existing systems that are already Y2K compliant by the end of the third quarter of 1999. The other system requires certain hardware replacements and software upgrades which are expected to be completed by the end of July 1999. Prospectively, the Company will require certification of Y2K compliance as part of its purchase agreements.

         Costs to Address Year 2000 Issues

The Company's Y2K costs incurred through December 1998 are approximately $0.7 million. Approximately 80% of these costs are related to remediation of internally designed software applications. Y2K costs of $1.0 million are expected to be incurred during 1999, with approximately 20% for remediation of internally designed software applications, resulting in projected aggregate costs of $1.7 million for the entire Y2K project. The source of the funds for these Y2K costs will be from the Company's operating cash flows.

         Risks of Year 2000 Compliance and Contingency Plans

The Company believes that its most significant risk associated with the Y2K issue is that certain vendors may not be able to supply products to the Company's operating businesses. The Company believes that this situation would only result in a temporary interruption in service for the following reasons:

o The Company does not have any single supplier that provides more than 8% of its total annual purchases.

o The Company's purchasing functions and distribution centers are geographically diversified which allows greater access to various suppliers.

As a preemptive measure, the Company's businesses have requested Y2K compliance letters from their major suppliers and have issued second requests where necessary. The Company has received responses from approximately 80% of its suppliers. At this time, no significant Y2K issues have been communicated from major suppliers that have responded. The Company recognizes, however, that certain suppliers may not respond to these requests and therefore the Company may not be able to fully evaluate the extent of its risk in this area. To limit the risk of supply shortages in early 2000, however, the Company's businesses plan to increase inventory levels for selected product lines as a measure to ensure proper fill rates.

The Company also recognizes the risk that unresolved Y2K issues within its customer base could result in the Company not being able to sell its products to such customers, or to collect accounts receivable from them. The Company believes that such risk is significantly limited due to the fact that no individual customer accounts for more that 7% of the Company's revenue.

While the Company expects all of the critical components of its businesses' computer systems will be Y2K compliant and tested prior to December 31, 1999, it is possible that certain corrective action or testing may not be completed as planned. In the event that this occurs, the Company's businesses expect to be prepared to implement procedures from their existing business continuation plans which may be necessary in order to minimize potential disruptions to their operations.

The Year 2000 disclosures contained in this report involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements reflect management's current views and are based upon certain assumptions. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. Furthermore, the Company disclaims any obligation or intent to update any such forward-looking statement to reflect future events or developments.

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


Subsequent Event

After the close of business, on December 31, 1998, the Company reorganized its primary operating subsidiary, SDI Operating Partners, L.P. (the "Operating Partnership"), by contributing its assets and liabilities to newly-formed corporate subsidiaries organized according to the Company's current operating structure (the "Reorganization"). The Reorganization allows the Company to implement certain state and local tax planning strategies, to offer its key employees incentive stock options and align its operating businesses in corporate form. As a result of the Reorganization, the Operating Partnership and its general partner, SDI Partners I, L.P. cease to exist.



Item 7A - Quantitative and Qualitative Disclosures About Market Risk.


Not Applicable.

Item 8 - Financial Statements and Supplementary Data.





                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES


                                                                                              Page
Report of Independent Accountants                                                              37

Financial Statements:

         Consolidated Balance Sheets, December 31, 1998 and 1997                               38

         Consolidated Statements of Income, Years ended
           December 31, 1998, 1997 and 1996                                                    39

         Consolidated Statements of Cash Flows, Years ended
           December 31, 1998, 1997 and 1996                                                    40

         Consolidated Statements of Changes in Partners' Capital for the Year
           ended December 31, 1996 and Changes in Stockholders' Equity (Deficit)
           for the Years ended December 31, 1998 and 1997                                      41


         Notes to Consolidated Financial Statements                                            42-62


Financial Statement Schedules:

         I                 Condensed Financial Information of Registrant                       63-64

         II                Valuation Accounts                                                  65


                        Report of Independent Accountants



The Board of Directors
  SunSource Inc.


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of SunSource Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of operations and cash flows for each of the three years in the period ending December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and the significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP

March 26, 1999

                         SUNSOURCE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                      December 31,      December 31,
                ASSETS                                                    1998             1997
              ---------                                              --------------    -------------
Current assets:
  Cash and cash equivalents                                          $     2,796       $     5,638
  Accounts receivable, net of
    allowance for doubtful accounts of
    $2,489 and $2,195, respectively                                        88,629            82,501
  Inventories                                                             112,497           103,369
  Deferred income tax asset                                                 9,886            10,791
  Other current assets                                                      5,421             4,559
                                                                     ------------       -----------
      Total current assets                                                219,229           206,858
Property and equipment, net                                                26,770            21,939
Goodwill, net of accumulated amortization
  of $16,428 and $14,367, respectively                                     77,544            62,588
Other intangibles, net of accumulated
  amortization of $15,125 and $14,910, respectively                         1,807               784
Deferred income tax asset                                                   5,202             5,014
Cash surrender value of life insurance policies                            10,262             8,407
Other assets                                                                  754               552
                                                                     ------------      ------------
      Total assets                                                    $   341,568       $   306,142
                                                                     ============      ============

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                    $    58,353       $    50,125
  Notes payable                                                             1,770             2,080
  Current portion of capitalized lease obligations                            276               156
  Dividends / distributions payable                                           676             2,995
  Deferred income tax liability                                               929               935
  Accrued expenses:
    Salaries and wages                                                      8,379             6,891
    Income and other taxes                                                  4,194             4,286
    Other accrued expenses                                                 23,050            18,452
                                                                      -----------       -----------
      Total current liabilities                                            97,627            85,920
Senior notes                                                               60,000            60,000
Bank revolving credit                                                      35,000            33,000
Capitalized lease obligations                                                 566               572
Deferred compensation                                                      11,802            10,451
Other liabilities                                                             308               787
                                                                      -----------       -----------
      Total liabilities                                                   205,303           190,730
                                                                      -----------       -----------
Guaranteed preferred beneficial interests in the
 Company's junior subordinated debentures                                 115,551           115,903
                                                                     ============      ============
Commitments and contingencies

Stockholders' equity (deficit):
  Preferred stock, $.01 par, 1,000,000 shares
   authorized, none issued                                                    --                 --
  Common stock, $.01 par, 20,000,000 shares authorized,
   7,217,263 and 6,418,936 shares issued, respectively                        72                 64
  Additional paid-in capital                                              21,099                 --
  Retained earnings                                                       12,748              1,735
  Unearned compensation                                                     (229)                --
  Accumulated other comprehensive income                                  (4,596)            (2,290)
  Treasury stock, at cost, 461,100 shares
   in 1998, none in 1997                                                  (8,380)                --
                                                                      -----------       -----------
      Total stockholders' equity (deficit)                                20,714               (491)
                                                                      -----------       -----------
      Total liabilities and stockholders'
        equity (deficit)                                             $   341,568        $   306,142
                                                                     ============      ============

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SUNSOURCE INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        FOR THE YEARS ENDED DECEMBER 31,
    (dollars in thousands, except for partnership interest and share amounts)

                                                          1998         1997          1996
                                                       ---------    ---------     ----------
Net sales                                              $ 712,470    $ 694,707     $  646,503
Cost of sales                                            421,302      414,400        388,189
                                                       ---------    ---------     ----------
   Gross profit                                          291,168      280,307        258,314
                                                       ---------    ---------     ----------

Operating expenses:
  Selling, general and administrative expenses           241,479      232,353        216,434
  Management fee to general partner                           --        2,491          3,330
  Depreciation                                             5,016        4,009          3,603
  Amortization                                             2,276        1,894          1,924
                                                       ---------    ---------     ----------
   Total operating expenses                              248,771      240,747        225,291
                                                       ---------    ---------     ----------
Provision for litigation matters -
 divested operations                                       1,600           --             --
Transaction and other related costs                           --        3,053          2,150
Restructuring charges                                         --           --          5,950
Other income (expense), net                                  414         (399)            79
                                                       ---------    ---------     ----------
   Income from operations                                 41,211       36,108         25,002
Interest expense, net                                      6,838        7,198          6,875
Distributions on guaranteed preferred
 beneficial interests                                     12,232        3,058             --
                                                       ---------    ---------     ----------
    Income before provision for income taxes              22,141       25,852         18,127
Provision (benefit) for income taxes                       8,324       (6,680)        (1,140)
                                                       ---------    ---------     ----------
    Income before extraordinary loss                      13,817       32,532         19,267
Extraordinary loss from early extinguishment
    of debt (note 6)                                          --       (3,392)            --
                                                       =========    =========     ==========

    Net income                                         $  13,817    $  29,140     $   19,267
                                                       =========    =========     ==========
Basic and diluted net income
 per common share (note 1)                                 $2.00          N/A            N/A

Pro forma net income per common share* (note 1)              N/A        $1.88            N/A

Weighted average number of
  outstanding common shares (note 1)                   6,907,318    6,418,936            N/A

Net income allocated to partners:
  General partner                                            N/A          N/A     $      193
                                                                                  ----------
  Class A limited partners                                   N/A          N/A     $   12,210
                                                                                  ----------
  Class B limited partners                                   N/A          N/A     $    6,864
                                                                                  ----------

Earnings per limited partnership interest:
   Income before extraordinary loss
     - Class A interest                                      N/A          N/A     $     1.10
     - Class B interest                                      N/A          N/A     $     0.32

   Extraordinary loss
     - Class A interest                                      N/A          N/A             --
     - Class B interest                                      N/A          N/A             --

   Net income
     - Class A interest                                      N/A          N/A     $     1.10
     - Class B interest                                      N/A          N/A     $     0.32

Weighted average number of outstanding limited partnership interests:
  - Class A interests                                        N/A          N/A     11,099,573
  - Class B interests                                        N/A          N/A     21,675,746

* Includes the effects of the Conversion and Refinancing only.

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SUNSOURCE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,
                             (dollars in thousands)

                                                                      1998          1997         1996
                                                                   ---------    ----------    ---------
Cash flows from operating activities:
  Net income                                                       $  13,817    $   29,140    $  19,267
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                     7,292         5,903        5,547


     Extraordinary loss                                                   --         3,392           --
     Restructuring charges                                                --            --        5,950
     Transaction costs                                                    --         3,053        2,150
     Provision for deferred compensation                                  --         2,649        1,071
     Decrease (increase) in deferred income taxes, net                   711        (8,912)      (2,163)
     Increase in cash value of life insurance                           (846)         (525)        (157)
     Changes in current operating items:
        Increase in accounts receivable                               (3,616)       (3,627)      (2,465)
        Increase in inventories                                       (7,303)         (848)      (7,572)
        Decrease (increase) in other current assets                     (792)          175           70
        Increase in accounts payable                                   5,798         1,325        6,062
        Increase (decrease) in income taxes payable                      134         1,136          (32)
        Decrease in accrued interest                                      --          (473)         (47)
        Decrease in accrued restructuring charges
          and transaction costs                                       (1,099)       (4,569)      (1,899)
        Increase (decrease) in other accrued liabilities               5,633         1,459       (2,737)
     Other items, net                                                 (1,353)       (1,365)         253
                                                                   ---------    ----------    ---------

    Net cash provided by operating activities                         18,376        27,913       23,298
                                                                   ---------    ----------    ---------

Cash flows from investing activities:
  Proceeds from sale of property and equipment                           485           802           62
  Payments for acquired businesses                                   (22,807)         (793)        (683)
  Capital expenditures                                                (7,078)       (4,933)      (4,341)
  Investment in life insurance policies                                 (903)       (3,316)      (1,400)
  Other, net                                                              20           144          (39)
                                                                   ---------    ----------    ---------
    Net cash used for investing activities                           (30,283)       (8,096)      (6,401)
                                                                   ---------    ----------    ---------

Cash flows from financing activities:
  Net proceeds from issuance of common stock                          20,813            --           --
  Proceeds from issuance of senior notes                                  --        60,000           --
  Borrowings under the bank credit agreement, net                      2,000        22,000       11,000
  Purchase of treasury stock at cost                                  (8,380)           --           --
  Cash distributions / dividends to investors                         (4,848)      (13,901)     (25,641)
  Cash distributions paid on Class A exchange                             --       (14,429)          --
  Prepayment of senior notes                                              --       (63,934)          --
  Repayment of senior notes                                               --            --       (6,395)
  Prepayment penalties and related costs                                  --        (4,278)          --
  Other, net                                                            (520)       (1,303)         (95)
                                                                   ---------    ----------    ---------
    Net cash provided by (used for) financing activities               9,065       (15,845)     (21,131)
                                                                   ---------    ----------    ---------
Net (decrease) increase in cash and cash equivalents                  (2,842)        3,972       (4,234)

Cash and cash equivalents at beginning of period                       5,638         1,666        5,900
                                                                   ---------    ----------    ---------
Cash and cash equivalents at end of period                         $   2,796    $    5,638    $   1,666
                                                                   =========    ==========    =========


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SUNSOURCE INC. AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL FOR THE YEAR ENDED
              DECEMBER 31, 1996 AND CHANGES IN STOCKHOLDERS' EQUITY
            (DEFICIT) FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1998
                             (dollars in thousands)


                                                                               PARTNERS' CAPITAL
                                                     --------------------------------------------------------------------
                                                                                                              Cumulative
                                                                                                                Foreign
                                                        General        Class A       Class B      Class B     Translation
                                                        Partner        Limited       Limited     Treasury      Adjustment
                                                        -------        -------       -------     --------     -----------
Partners' Capital - December 31, 1995                   $   963       $ 67,642      $ 29,252     $ (1,514)     $ (1,400)
  Net income                                                193         12,210         6,864            -             -
  Cash distributions paid and/or
    declared to partners                                   (196)       (12,210)       (7,076)           -             -
  Change in cumulative foreign
   translation adjustment, net of tax                        -               -             -            -          (109)
                                                        -------        -------       -------     --------      --------
Partners' Capital - December 31, 1996                       960         67,642        29,040       (1,514)       (1,509)
  Net income                                                260          9,157        16,633
  Cash distributions paid and/or
    declared to partners                                   (150)        (8,140)       (6,730)
  Change in cumulative foreign
   translation adjustment, net of tax                        -               -             -            -          (167)
                                                        -------        -------       -------     --------      --------
Partners' Capital - September 30, 1997                    1,070         68,659        38,943       (1,514)       (1,676)
Conversion adjustments:
  Common stock                                                                           (64)
  Paid-in capital                                        (1,070)       (68,659)
  Comprehensive income                                                                                            1,676
  Retained earnings                                                                  (38,879)       1,514
  Minority ownership (a)
  Class A exchange (b)
  Goodwill - Minority interest (c)
                                                        -------       --------      --------     --------      --------
Stockholders' Deficit - September 30, 1997              $     -       $      -      $      -     $      -      $      -
                                                        =======       ========      ========     ========      ========
  Net income
  Change in cumulative foreign
   translation adjustment, net of tax
  Adjustment to cash distributions
     declared to partners
  Dividends declared on common stock

Stockholders' Deficit - December 31, 1997

  Net income
  Change in cumulative foreign translation
     adjustment, net of tax
  Comprehensive income
  Issuance of 796,408 shares of common stock
     in public offering
  Issuance of 1,988 shares of common stock
   to certain non-employee directors
  Dividends declared on common stock
  Stock options granted at a discount
  Repurchase of 461,100 shares of common stock

Stockholders' Equity - December 31, 1998

[RESTUBBED]

                                                                          STOCKHOLDERS' EQUITY (DEFICIT)
                                                     -----------------------------------------------------------------------
                                                                               Retained                       Accumulated
                                                                 Additional    Earnings /                       Other
                                                     Common       Paid-in     Accumulated      Unearned      Comprehensive
                                                      Stock        Capital      Deficit)      Compensation     Income (d)
                                                     ------      ----------   -----------     ------------   -------------
Partners' Capital - December 31, 1995
  Net income
  Cash distributions paid and/or
    declared to partners
  Change in cumulative foreign
   translation adjustment, net of tax

Partners' Capital - December 31, 1996
  Net income
  Cash distributions paid and/or
    declared to partners
  Change in cumulative foreign
   translation adjustment, net of tax                     -            -               -               -            -
                                                     ------     --------        --------          -------    ---------
Partners' Capital - September 30, 1997                    -            -               -               -            -
Conversion adjustments:
  Common stock                                           64
  Paid-in capital                                                 68,659           1,070
  Comprehensive income                                                                                         (1,676)
  Retained earnings                                                               37,365
  Minority ownership (a)                                                           1,082
  Class A exchange (b)                                           (68,659)        (61,761)
  Goodwill - Minority interest (c)                                                20,759
                                                     ------     --------        --------          -------    ---------
Stockholders' Deficit - September 30, 1997               64            -          (1,485)              -       (1,676)

  Net income                                                                       3,090
  Change in cumulative foreign
   translation adjustment, net of tax                                                                            (614)
  Adjustment to cash distributions
     declared to partners                                                            772
  Dividends declared on common stock                                                (642)              -
                                                     ------     --------        --------          -------    ---------
Stockholders' Deficit - December 31, 1997                64            -           1,735               -       (2,290)

  Net income                                                                      13,817
  Change in cumulative foreign translation
     adjustment, net of tax                                                                                    (2,306)

  Comprehensive income

  Issuance of 796,408 shares of common stock
     in public offering                                   8       20,806
  Issuance of 1,988 shares of common stock
   to certain non-employee directors                                  39
  Dividends declared on common stock                                              (2,804)
  Stock options granted at a discount                                254                            (229)
  Repurchase of 461,100 shares of common stock
                                                     ------     --------        --------          -------    ---------
Stockholders' Equity - December 31, 1998             $   72     $ 21,099        $ 12,748          $ (229)    $ (4,596)
                                                     ======     ========        ========          =======    =========

[RESTUBBED]

                                                    ----------------------------------
                                                                       Total Partners'
                                                                         Capital /
                                                      Treasury         Stockholders'
                                                        Stock        (Deficit) Equity
                                                      --------       ----------------
Partners' Capital - December 31, 1995                                      $ 94,943
  Net income                                                                 19,267
  Cash distributions paid and/or
    declared to partners                                                    (19,482)
  Change in cumulative foreign
   translation adjustment, net of tax                                          (109)
                                                                           --------
Partners' Capital - December 31, 1996                                        94,619
  Net income                                                                 26,050
  Cash distributions paid and/or
    declared to partners                                                    (15,020)
  Change in cumulative foreign
   translation adjustment, net of tax                        -                 (167)
                                                      ---------            --------
Partners' Capital - September 30, 1997                       -              105,482
Conversion adjustments:
  Common stock                                                                    -
  Paid-in capital                                                                 -
  Comprehensive income                                                            -
  Retained earnings                                                               -
  Minority ownership (a)                                                      1,082
  Class A exchange (b)                                                     (130,420)
  Goodwill - Minority interest (c)                                           20,759
                                                      ---------            --------
Stockholders' Deficit - September 30, 1997                   -               (3,097)

  Net income                                                                  3,090
  Change in cumulative foreign
   translation adjustment, net of tax                                          (614)
  Adjustment to cash distributions
     declared to partners                                                       772
  Dividends declared on common stock                                           (642)
                                                      ---------            --------
Stockholders' Deficit - December 31, 1997                    -                 (491)
                                                                           --------
  Net income                                                                 13,817
  Change in cumulative foreign translation
     adjustment, net of tax                                                  (2,306)
                                                                           --------
  Comprehensive income                                                       11,511
                                                                           --------
  Issuance of 796,408 shares of common stock
     in public offering                                                      20,814
  Issuance of 1,988 shares of common stock
   to certain non-employee directors                                             39
  Dividends declared on common stock                                         (2,804)
  Stock options granted at a discount                                            25
  Repurchase of 461,100 shares of common stock          (8,380)              (8,380)
                                                      ---------            --------
Stockholders' Equity - December 31, 1998              $ (8,380)            $ 20,714
                                                      =========            ========

(a)  Minority ownership included as other liabilities by the Partnership.

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

(d) Cumulative foreign translation adjustment represents the only item of other comprehensive income.

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SUNSOURCE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)


1.  Basis of Presentation:


The accompanying financial statements include the consolidated accounts of SunSource Inc. (the "Company"), its predecessor, SunSource L.P. (the "Partnership"), and its wholly-owned subsidiaries including SDI Operating Partners, L.P. (the "Operating Partnership") and SunSource Capital Trust (the "Trust"). All inter-company balances and transactions have been eliminated.

Effective the close of business on December 31, 1998, the Company reorganized the Operating Partnership by contributing its assets and liabilities to newly-formed, indirect, wholly-owned corporate subsidiaries organized according to the Company's current operating structure (the "Reorganization"). As a result of the Reorganization, the Operating Partnership and its general partner, SDI Partners I, L.P.(the "G.P.") cease to exist. In connection with the Reorganization, the Company amended its debt financing agreements (see Notes 9 and 10).

         Nature of Operations:

The Company is one of the leading providers of value-added services and products to retail and industrial markets in North America. The Company is organized into three businesses which are SunSource Industrial Services Company, Inc. ("SunSource Industrial Services Company"), The Hillman Group Inc. ("Hillman") and Harding Glass Inc. ("Harding").

SunSource Industrial Services Company operates in three business segments: (1) Technology Services, operating as SunSource Technology Services Company, Inc.;
(2) Expediter, operating as Kar Products, Inc.; (3) Integrated Supply, operating as SunSource Inventory Management Company, Inc. Technology Services offers a full range of technology-based products and services to small, medium and large manufacturers. The Expediter segment provides personalized, small parts inventory management services to low volume customers. The Integrated Supply segment provides major industrial manufacturing customers with comprehensive inventory management services for their maintenance, repair and operating supplies.

Hillman operates in the Hardware Merchandising Services Segment, providing small hardware-related items and merchandising services to retail outlets, primarily hardware stores, home centers and lumberyards.

Harding operates in the Glass Merchandising Segment, selling retail and wholesale automotive and flat glass and providing auto glass installation and small contract glazing services to individual consumers, insurance companies, autobody shops, and other customers through a large network of retail glass shops.

Technology Services, Expediter and Integrated Supply accounted for 45%, 18% and 6%, respectively, of the Company's consolidated 1998 net sales and Hillman and Harding accounted for 18% and 13%, respectively. On a consolidated basis, the Company has over 200,000 customers, the largest of which accounted for less than 7% of 1998 net sales. The Company's foreign sales in Canada and Mexico accounted for less than 10% of its consolidated 1998 net sales. The average single sale in 1998 was less than three hundred dollars. Sales performance is tied closely to the overall performance of the non-defense-goods producing sector of Gross Domestic Product in the United States.

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                (dollars in thousands, except per share amounts)


1.  Basis of Presentation, continued:


         Conversion to Corporate Form

On September 25, 1997, the limited partners of the Partnership approved the conversion of the Partnership to a corporation effective at the close of business on September 30, 1997 (the "Conversion"). In connection with the Conversion, the Company refinanced all of its outstanding bank revolving credit and senior note debt (the "Refinancing"). As a result of the Conversion, the Class A limited partnership interests in the Partnership were converted into cash and Guaranteed Preferred Beneficial Interests in the Company's Junior Subordinated Debentures (the "Trust Preferred Securities", which were issued by the Trust), and the Class B limited partnership interests in the Partnership were converted into common stock of the Company and the general and limited partnership interests in the GP, which was also the general partner of the Partnership, were exchanged with the Company for 1,000,000 shares of its common stock.

The exchange represented by the GP's 1% ownership interest in the Company was subject to purchase accounting in accordance with Accounting Principles Bulletin ("APB") No. 16 and resulted in the Company recording goodwill in the amount of $20,759 at September 30, 1997. The Company incurred transaction and other costs related to the Conversion of $5,171, of which $4,668 represents transaction costs and $503 a charge for deferred compensation accelerated as a result of the Conversion. Cash payments in 1998, 1997 and 1996 were $238, $2,698 and $1,732, respectively.

         Restructuring Charges:

In December 1996, the Company recorded a provision for restructuring charges in the amount of $5,950 for Technology Services and Harding in accordance with the provisions of Emerging Issues Task Force ("EITF") Abstract 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." Restructuring charges for Technology Services in the amount of $4,400 included termination benefits for 175 employees and other exit costs. Restructuring charges for Harding in the amount of $1,550 represent primarily the write-off of assets in connection with the Company's decision to withdraw from certain geographic markets which was completed in 1997. The following table summarizes activity in the restructuring liability for Technology Services by balance sheet classification for the twelve months ended December 31, 1998:

                                                 Termination         Other
                                                   Benefits        Exit Costs         Total
                                                 -----------       ----------         -----
Current - other accrued expenses:
Balance at December 31, 1997:                    $    1,278        $     484        $  1,762
  Reduction for payments                               (738)            (123)           (861)
  Reclassified from long-term                           259              138             397
                                                 -----------       ----------       ---------
Balance at December 31, 1998:                    $      799        $     499        $  1,298
                                                 ===========       ==========       =========

Long-term - other liabilities:
Balance at December 31, 1997:                    $      409        $     238        $    647
  Long-term - reclassified to current                  (259)            (138)           (397)
                                                 -----------       ----------       ---------
Balance at December 31, 1998:                    $      150        $     100        $    250
                                                 ===========       ==========       =========

Termination payments to-date represent severance payments and other support costs for approximately 90 employees; other exit costs include legal and consulting costs to execute termination activities and facility shut-down costs.

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                (dollars in thousands, except per share amounts)



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

         Goodwill and Other Intangible Assets:

Goodwill related to the excess of acquisition cost over the fair value of net assets acquired and the goodwill associated with the GP Exchange discussed in
Note 1 is amortized on a straight-line basis over forty years. Other intangible assets arising principally from acquisitions are amortized on a straight-line basis over periods ranging from three to ten years.

         Long-Lived Assets:

Under the provisions of Statement of Financial Accounting Standard ("SFAS") 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company has evaluated its long-lived assets and certain identifiable intangibles for financial impairment, and will continue to evaluate them, based on the estimated future cash flows, as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. See Note 1, "Restructuring Charges" for information on the write-down of assets at Harding in 1996.

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                (dollars in thousands, except per share amounts)


2.  Summary of Significant Accounting Policies, continued:


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

         Fair Value of Financial Instruments:

Cash, accounts receivable, short-term borrowings, accounts payable, accrued liabilities and bank revolving credit are reflected in the consolidated financial statements at fair value due to short-term maturity or revolving nature of these instruments. The fair values of the Company's debt instruments are disclosed in Note 10. The fair value of the Trust Preferred Securities are disclosed in Note 13.

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

Exchange adjustments resulting from foreign currency transactions are recognized in net income and were immaterial for the three years ended December 31, 1998.

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

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                (dollars in thousands, except per share amounts)


3.  Acquisitions:


During 1996, the Company acquired the assets of a hydraulic parts distributor which were integrated into its Technology Services segment

During 1998 and 1997, Harding acquired the assets of eleven and three retail glass shops, respectively, which were integrated into its existing operations.

During 1998, Hillman acquired the assets of three companies which supply keys, letters, numbers and signs and other products to retail hardware stores, which were integrated into its existing operations.

For the years ended December 31, 1998, 1997 and 1996, respectively, net cash consideration paid for the acquired businesses, including transaction costs, was $22,807, $793 and $683, including goodwill of $18,210, $429, and $141 and the assumption of certain liabilities of $3,085, $236 and $58.

These acquisitions have been accounted for as purchases and, accordingly, the results of operations have been included in the accompanying consolidated financial statements from the date of acquisition. The following disclosures indicate the Company's estimate of financial results had these acquisitions been consummated on January 1, 1997:
                                                          Pro forma
                                                  -------------------------
                                                    1998             1997*
                                                  --------         --------
      Net sales                                   $733,539         $726,534
      Income before extraordinary items             15,431           11,770
      Net income                                    15,431           11,770
      Basic and diluted earnings per share           $2.23            $1.83

* Includes the effects of the Conversion and Refinancing.


4.   Related Party Transactions:


Previously under partnership form, the GP earned a management fee annually from the Operating Partnership equal to 3% of the aggregate initial capital investment of the holders of Class A interests. Management fees earned in each of years 1997 and 1996 were $2,491 and $3,330, respectively. The 1997 management fee was pro-rated through the Conversion and paid in full on September 30, 1997. The management fee for 1996 was paid in full in March 1997.

From January 1, 1996 through September 30, 1998, a member of the Company's Board of Directors was a partner in a law firm which represents the Company in various matters and with which the Company had a leasing arrangement for office space during 1996 and through September 1997. Payments to this law firm were $389, $811 and $407 in 1998, 1997 and 1996, respectively. Amounts payable to this law firm were $109, $10 and $25 at December 31, 1998, 1997 and 1996, respectively.

An affiliate of a firm which owned beneficially more than 5% of the Company's Common Shares during 1998 performed investment banking services for the Company in 1998 and 1996. Payments for these services were $361 in 1998 and $125 in 1996.

A member of the Company's Board of Directors is an officer of a firm which performed investment banking services for the Company in 1998 and 1996. Payments for these services were $361 in 1998 and $2 in 1996.

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                (dollars in thousands, except per share amounts)




5.  Income Taxes:


The components of the provision (benefit) for income taxes are as follows for the three years ended:
                                                          December 31,
  Current:                                        1998        1997        1996
                                               ---------    --------    --------
   Federal                                     $  4,021     $   770     $    --
   State and local                                  915         457         418
   Foreign                                        1,731       1,005         605
                                               ---------    --------    --------
     Total current                                6,667       2,232       1,023
                                               ---------    --------    --------
  Deferred:
   Federal                                        1,635         183     $(1,919)
   State and local                                  187          42        (244)
   Foreign                                         (165)        428          --
                                               ---------    --------    --------
     Total deferred                               1,657         653      (2,163)
                                               ---------    --------    --------
  Deferred tax benefit upon conversion               --      (9,565)         --
                                               ----------   --------    --------
     Provision (benefit) for income taxes      $  8,324     $(6,680)    $(1,140)
                                               ==========   ========    ========


Upon the Conversion, the Company recorded additional deferred tax assets of $9,565 not previously available under partnership form. The table below reflects the significant components of the company's net deferred tax assets:

                                                             December 31,
                                                          1998          1997
                                                          ----          ----
       Deferred tax assets:
         Inventory                                       $ 4,917       $ 5,180
         Deferred compensation                             3,592         3,827
         Casualty loss liability                           1,046         1,560
         Goodwill                                            274            --
         Prepayment penalty                                  835         1,059
         Bad debt reserve                                    931           936
         Vacation pay liability                              644           998
         Restructuring reserve                               604           780
         Net operating loss - Mexico                         512           489
         Transaction costs                                   731           777
         Litigation reserves                                 624            --
         All other                                           378           199
                                                        --------      --------
                         Deferred tax assets             $15,088       $15,805
                                                        --------      --------

       Deferred tax liabilities:
         Costs of goods sold - Mexico                       (929)         (935)
                                                        --------      --------

                         Net deferred tax assets         $14,159       $14,870
                                                        ========      ========

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                (dollars in thousands, except per share amounts)


5.  Income Taxes, continued:


Below is a reconciliation of U.S. Federal income tax rates to the effective tax rates for the twelve months ended December 31, 1998 and the period from the Conversion through December 31, 1997:
                                                          12 Months     3 Months
                                                            Ended         Ended
                                                          12/31/98      12/31/97
                                                          --------      --------
         U.S. federal income tax rate                        35.0%        35.0%
         Foreign income tax rates in excess of
          U.S. federal income tax rates                       1.8%         8.9%
         State and local income taxes, net of
          U.S. federal income tax benefit                     3.8%         4.2%
         Non-deductible expenses                              4.9%         4.3%
         Tax benefits associated with the
          conversion, net                                    (7.9)%         --
         Recognition of deferred tax benefits relating
          to cumulative temporary differences                   --       (10.2%)
                                                             -----       -----
         Effective income tax rate                           37.6%        42.2%
                                                             =====       =====


6.  Extraordinary Losses:


In 1997, in connection with the Refinancing, the Company paid prepayment penalties of $4,343 and recorded an extraordinary loss of $3,392 (net of deferred tax benefits of $951) due to the early extinguishment of all of the Company's previously outstanding Series A 9.08% and Series B 8.44% Senior Notes.


7.   Property and Equipment:


Property and equipment consist of the following at December 31, 1998 and 1997:

                                                      Estimated
                                                     Useful Life     December 31,
                                                       (Years)          1998           1997
                                                     -----------      -------        -------
         Land                                           N/A           $ 3,058        $ 3,196
         Buildings and leasehold improvements          10-30           18,425         18,367
         Machinery and equipment                        3-10           27,286         20,493
         Furniture and fixtures                         3-5            12,010         10,592
                                                                      -------        -------
                                                                       60,779         52,648
         Less accumulated depreciation                                 34,009         30,709
                                                                      -------        -------
                                                                      $26,770        $21,939
                                                                      =======        =======


8.   Notes Payable:


Notes payable consisted of the following at December 31, 1998 and 1997:

                                                                              December 31,
                                                                         1998            1997
                                                                         ----            ----
         Trade notes associated with glass inventory financing          $  974          $1,099
         Notes associated with casualty insurance financing                796             981
                                                                        ------          ------
                                                                        $1,770          $2,080
                                                                        ======          ======

The weighted average interest rate on the outstanding notes payable borrowings at December 31, 1998 and 1997 was 2.57% and 2.83%, respectively.

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                (dollars in thousands, except per share amounts)


9.   Lines of Credit:


On September 30, 1997, the Operating Partnership entered into a five-year bank credit agreement with five lenders (the "Credit Agreement"). In connection with the Reorganization, the Credit Agreement was amended and restated as of December 31, 1998 (the "Amended Credit Agreement"), at which time one of the five lenders withdrew from the Credit Agreement, temporarily reducing the amount of the facility to $75,000. On January 6, 1999, a new lender joined the Amended Credit Agreement which restored the facility to $90,000. The Company and its newly formed domestic corporate subsidiaries are co-borrowers under the Amended Credit Agreement. The Amended Credit Agreement provides borrowings on a revolving credit basis at interest rates based on the London Interbank Offered Rate ("LIBOR") plus a margin of between 1.00% and 1.50% (the "LIBOR Margin") based on certain leverage ratios as stated in the Credit Agreement, or prime. Letters of credit commitment fees are based on the LIBOR Margin when issued.

As of December 31, 1998, the LIBOR rate was 5.16%, the LIBOR Margin was 1.25% and the prime rate was 7.75%. The Company's weighted-average interest rate for borrowings under its revolving credit facility was 7.05%, 7.79% and 8.82% for the years ended December 31, 1998, 1997 and 1996, respectively. As of December 31, 1998, the Company had $36,577 available under the temporarily reduced facility of $75,000. The $38,423 outstanding consists of bank borrowings at LIBOR amounting to $35,000 as reflected on the Company's consolidated balance sheet at December 31, 1998, and letter of credit commitments aggregating $3,423. Amounts outstanding under the Amended Credit Agreement are due upon its termination on September 30, 2002.

The Amended Credit Agreement, among other provisions, contains financial covenants requiring the maintenance of specific coverage ratios and levels of financial position and restricts incurrence of additional debt and the sale of assets. The Company is able to utilize any unused capacity under the revolving credit line for acquisitions. If the Company sells a significant amount of assets as defined in the Amended Credit Agreement, it must make an offer of prepayment of note principal to the lenders determined on an applicable share basis with the senior noteholder under the Amended Noteholder Agreement (see
Note 10).

The Company has another credit facility available in the amount of $500 for letters of credit of which no amount was outstanding at December 31, 1998. The letters of credit commitments are issued at varying rates. This facility, renewable annually, is not subject to compensating balance requirements or unused commitment fees.

An indirect, wholly-owned Canadian subsidiary of the Company has a $2,500 Canadian dollar line of credit with a local lender for working capital purposes of which no amount was outstanding at December 31, 1998. This facility, which is renewable annually, provides bank borrowings at an interest rate of prime plus 1/4 of 1%.


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

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                (dollars in thousands, except per share amounts)



10.   Long-Term Debt, continued:


In connection with the Reorganization, the Noteholder Agreement was amended and restated (the "Amended Noteholder Agreement"). The Company and its newly formed domestic corporate subsidiaries are co-obligors under the Amended Noteholder Agreement. Interest is required to be paid quarterly on March 30, June 30, September 30 and December 30 on the outstanding principal of the senior notes. Optional prepayments, in multiples of $100, may be made at anytime, as a whole or in part, with accrued interest thereon plus a penalty ("Make-Whole Amount"), if any, as defined in the Amended Noteholder Agreement.

The Amended Noteholder Agreement, among other provisions, contains financial covenants requiring the maintenance of specific coverage ratios and levels of financial position and restricts incurrence of additional debt and the sale of assets. If the Company sells a significant amount of assets as defined in the Amended Noteholder Agreement, it must make an offer of prepayment of note principal to the senior noteholder determined on an applicable share basis with the lenders under the Credit Agreement. The prepayment offer must also include accrued interest thereon as defined in the Amended Noteholder Agreement. A Make Whole Amount is not required to be paid on the first $15,000 of net cash proceeds from certain dispositions accepted as a prepayment by the senior noteholder or upon a change in control as defined in the Amended Noteholder Agreement.

As of December 31, 1998, the estimated fair value of the Company's senior notes is approximately $65,000 as determined in accordance with SFAS 107. The Company discounted the future cash flows of its senior notes based on borrowing rates for debt with similar terms and remaining maturities. The fair value estimate is made at a specific point in time and is subjective in nature and involves uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimate.



11.  Leases:


Certain warehouse and office space and equipment are leased under capital and operating leases with terms in excess of one year. Future minimum lease payments under noncancellable leases consisted of the following at December 31, 1998:

                                                           Capital   Operating
                                                           Leases     Leases
                                                           ------     --------
   1999                                                    $  302      11,972
   2000                                                       302       9,754
   2001                                                       230       7,256
   2002                                                         8       5,661
   2003                                                        --       5,197
   Later years                                                 --       9,659
                                                            ------    -------
     Total minimum lease payments                           $ 842     $49,499
                                                                      =======
   Less amounts representing interest                        (155)
                                                            ------
     Present value of Net Minimum Lease payments
     (including $276 currently payable)                     $ 687
                                                            ======

Total rental expenses for all operating leases amounted to $15,350 in 1998, $15,921 in 1997, and $15,239 in 1996.

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                (dollars in thousands, except per share amounts)


12.  Deferred Compensation Plans:


The Company has adopted several deferred compensation plans since 1979, whereby certain officers and employees earned performance-based compensation, payment of which was deferred until future periods. The Long-Term Performance Award Plan was effective through December 31, 1986 and was replaced by the Deferred Compensation for Division Presidents Plan which was adopted in 1987 and amended thereafter. The Long-Term Performance Share Plan was adopted January 1, 1994 and amended thereafter.

The Company also adopted the Deferred Compensation Plan for Key Employees of SDI Operating Partners, L.P. (the "Key Employees Plan") on January 1, 1996 to allow participants eligible for accelerated payments under the change in control provisions of the other deferred compensation plans an election to continue to defer their balances. A change of control occurred on September 30, 1997 as a result of the Conversion whereby all awards earned through December 31, 1996 became fully vested and eligible for distribution. However, certain employees elected to continue to defer their awards under the Key Employees Plan. Upon approval of the SunSource Inc. 1998 Equity Compensation Plan (the "Equity Compensation Plan") by shareholders of the Company on April 28, 1998, awards under the Deferred Compensation for Division Presidents and the Long-Term Performance Share Plan ceased as of December 31, 1997. The Equity Compensation Plan replaces the cash basis deferred compensation awards with stock options.

Effective October 1, 1998, the provisions of the Key Employees Plan which also provide eligible employees of the Company the opportunity to defer receipt of all or a portion of their salary and bonuses were amended to facilitate such deferrals. The plan, as amended and restated, has been renamed the SunSource Inc. Deferred Compensation Plan for Key Employees.

There were no amounts charged to income under the Company's deferred compensation plans in 1998. The amounts charged to income in 1997 and 1996 were $3,152 and $1,071, respectively. The 1997 charge includes $503 which is classified in transaction and other related costs on the accompanying statement of income for the year ended December 31, 1997, since this charge would not have been incurred had the Conversion not been consummated. During the three years ended December 31, 1998, distributions from the deferred compensation plans aggregated $26 in 1998, $2,876 in 1997 and $1,160 in 1996. The Company's deferred compensation liabilities amounted to $11,802 as of December 31, 1998 and $10,451 as of December 31, 1997.

The Company has established a Rabbi Trust (the "Rabbi Trust") to assist in funding the liabilities of its deferred compensation plans. The Rabbi Trust holds insurance policies purchased by the Company on the lives of certain participants in the deferred compensation plans. The Rabbi Trust is the sole beneficiary of these insurance policies of which the cash surrender value aggregated $10,262 at December 31, 1998. Prior to a change in control and upon direction from the Company in writing, the Rabbi Trust shall pay to the Company all or a portion of the proceeds of any death benefits payable under any insurance policy held by the Rabbi Trust in excess of any benefits payable under the Company's deferred compensation plans with respect to the insured participant.

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                (dollars in thousands, except per share amounts)


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

The Trust Preferred Securities have equity characteristics but creditor's rights and are therefore classified between liabilities and stockholders' deficit on the balance sheet. On September 30, 1997, the Trust Preferred Securities were recorded at fair value of $115,991 based on the price of the Class A interests of $11.75 upon close of trading on the New York Stock Exchange on that date. The Trust Preferred Securities have a liquidation value of $25.00 per security. The excess of fair value of the Trust Preferred Securities on September 30, 1997 over their liquidation value of $105,446, or $10,545 is amortized over the life of the Trust Preferred Securities. The fair value of the Trust Preferred Securities on December 31, 1998 was $122,845, based on the closing price on the New York Stock Exchange of $29.125 per security on that date.

The interest payments on the Junior Subordinated Debentures underlying the Trust Preferred Securities, aggregating $12,232 per year, are deductible for federal income tax purposes under current law and will remain an obligation of the Company until the Trust Preferred Securities are redeemed or upon their maturity in 2027.



14.  Stockholders' Equity (Deficit):


         Treasury Stock

On August 6, 1998, the Company's Board of Directors authorized $15,000 for management to repurchase up to 10% of the Company's outstanding common stock through open market transactions and private block trades, dependent upon market conditions. At December 31, 1998, the number of shares purchased under this authorization was 461,100 at an aggregate cost of $8,380. These shares are held in treasury.

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                (dollars in thousands, except per share amounts)



14.  Stockholders' Equity (Deficit), continued:


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

         Common Shares Issued to Certain Non-Employee Directors

Under the Company's Stock Compensation Plan for Non-Employee Directors, certain non-employee directors were issued 1,988 Common Shares through December 31, 1998. Prospectively, under the terms of the plan, non-employee directors will be issued Common Shares on a quarterly basis to cover at least 50% and up to 100% of their annual retainer fee. The number of shares to be issued will be dependent upon the market price of the Common Shares, the number of directors receiving shares, and the percentage of their annual retainer above 50% that each director elects to receive in Common Shares.

         Stock Options

On April 28, 1998, the Company adopted the 1998 Equity Compensation Plan (the "Plan"), after approval by shareholders at the 1998 Annual Meeting. Grants under the Plan may consist of options intended to qualify as incentive stock options ("ISO"), or non-qualified stock options that are not intended to so qualify ("NQSO"). In addition, grants may also consist of grants of restricted stock, stock appreciation rights (SAR's), or performance units. The option price of any ISO will not be less than the fair market value on the date the option is granted (110% of fair value in certain instances). The option price of a NQSO may be greater than, equal to, or less than the fair market value on the date the option is granted (but not less than 85% of the fair market value). The amount of options available for the Plan is calculated annually and cumulatively at the rate of 5% of shares outstanding per year. The maximum number of shares available under the Plan is 25% of the total outstanding shares or 2,000,000 million Common Shares.

The Plan is administered by a committee of the Board of Directors. The Committee determines the term of each option, provided, however, that the exercise period may not exceed ten years from the date of grant, and for ISO's, in certain instances, may not exceed five years. The options granted under the Plan vest based on the results of financial performance. If threshold financial performance targets are not met, 100% of the options vest on the ninth anniversary of the grant. If threshold performance targets are met, stock options become fully vested within 3 or 5 years from the date of grant, depending on performance.

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                (dollars in thousands, except per share amounts)


14.  Stockholders' Equity (Deficit), continued:


         Stock Options, continued

A summary of the Company's stock option plan for the twelve months ended December 31, 1998 is presented below:

                                                                       Weighted-                           Weighted-
                                                                       Average                             Average
                                                      Number           Exercise         Number            Exercise
                                                        of              Price         Of Shares             Price
                                                     Options          Per Share      Exercisable          Per Share
                                                     -------          ---------      -----------          ---------
Outstanding at January 1, 1998                            --                 --               --          $     --
Granted                                              211,495            $ 17.62               --             17.62
Exercised                                                 --                 --               --                --
Expired/Canceled                                          --                 --               --                --
Outstanding at December 31, 1998                     211,495            $ 17.62               --          $  17.62

As of December 31, 1998, the 211,495 options outstanding under the Plan have exercise prices between $15.99 and $18.81 and a weighted-average remaining contractual life of 9.5 years.

During 1998, the Company issued certain options at and below the fair market price of the common stock on the grant date. For those options issued with an exercise price equal to the fair market value, the weighted-average exercise price was $18.82 and the average fair market value was $18.84. For options issued with an exercise price below fair market value for the stock on their grant date, the weighted average exercise price was $15.99 and the average fair market value was $18.81.

Compensation expense of approximately $254 is being recognized over vesting periods for certain options which were granted at below fair market value in 1998 of which $25 was recognized in 1998. If compensation cost had been based on the fair value of the options at the grant dates, consistent with the method required under SFAS 123, "Accounting for Stock-Based Compensation", the Company's net income and net income per Common Share would have been:

                                                                          1998
                                                                          ----
   Net Income                                            As reported    $ 13,817
                                                         Pro forma      $ 13,769

   Basic and diluted net income per common share         As reported      $ 2.00
                                                         Pro forma        $ 1.99


The estimated weighted-average grant-date fair value of the options granted during the year ended December 31, 1998 was $18.82 and the weighted-average remaining contractual life of options outstanding at December 31, 1998 was 9.5 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 1998: expected volatility of 28.7%; risk free interest rates of 5.0% to 5.5% and expected lives of 6 and 9.5 years, based on differing vesting schedules.

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                (dollars in thousands, except per share amounts)


14.  Stockholders' Equity (Deficit), continued:


         Earnings Per Share

The Company computes earnings per share in accordance with SFAS 128, "Earnings per Share". SFAS 128 requires the presentation of basic and diluted earnings per share for companies with complex capital structures. As noted above under "Stock Options", certain executives and key employees were granted a total of 211,495 options to purchase the Company's Common Shares during 1998 having a potentially dilutive effect on earnings per share. Currently, due to market conditions, the shares granted under the Plan do not have a material dilutive effect on earnings per share for the twelve months ended December 31, 1998.

Due to the fact that the Company was not a corporation for the full year ended December 31, 1997, a pro forma net income per Common Share has been presented for the twelve months ended December 31, 1997. Pro forma net income per Common Share assumes the Conversion and Refinancing occurred at the beginning of 1997 and accordingly excludes the extraordinary loss of $0.53 per Common Share. The 1997 pro forma earnings per share presented herein does not include the effect of the Offering which increased the number of Common Shares outstanding and provided cash which reduced the Company's bank revolving debt and interest expense.

The number of outstanding Common Shares as of December 31, 1998 was 6,756,163. The weighted average number of Common Shares outstanding for the twelve months ended December 31, 1998 was 6,907,318, including the shares sold in the Offering and the shares issued to non-employee directors, net of the 461,100 shares repurchased and held in treasury.

         Common Stock Dividend

The Board of Directors of the Company declared on December 16, 1998 a cash dividend of $0.10 per Common Share which was paid on January 7, 1999 to holders of record as of December 28, 1998.



15.  Allocation of Partnership Taxable Income:


Prior to the Conversion, for the shortened Partnership tax year from January 1, 1997 through September 30, 1997, the Partnership earned federal taxable income of $0.5605 per Class B limited partnership interest. For 1996 federal taxable income amounted to $0.70, per B interest.

Under the Partnership Agreement, holders of B interests were entitled to receive annual cash distributions sufficient to cover their tax liabilities on taxable income allocated to the B interests. For 1997 and 1996 these cash distributions amounted to $6,136 or $0.2775 per B interest and $7,663 or $0.3465 per B interest, respectively.

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                (dollars in thousands, except per share amounts)


16.  Retirement Benefits:


Certain of the Company's subsidiaries provide defined benefit pension plans and post-retirement benefits to employees. The following provides a reconciliation of benefit obligations, plan assets, and funded status of the plans:

                                                                                    Other
                                                                               Post-retirement
                                                         Pension Benefits          Benefits
Benefit Obligation:                                      1998       1997        1998      1997
                                                        -------  ---------    -------   -------
Benefit obligation - beginning of year                  $23,961   $23,856     $   454   $   477
Service cost                                              1,000       920          --        --
Interest cost                                             1,752     1,702          84        32
Amendments                                                   --        --         734        --
Actuarial (gain) loss                                     1,777       290          42        (5)
Benefits paid                                            (1,729)   (2,807)*       (82)      (50)
                                                        --------  --------    --------  --------
Benefit obligation - end of year                        $26,761   $23,961     $ 1,232   $   454
                                                        ========  ========    ========  ========
Fair Value of Plan Assets:
Fair value of plan assets - beginning of year           $28,597   $26,519      $   --   $    --
Actual return on plan assets                              4,432     4,708          --        --
Expenses                                                    (24)      (24)         --        --
Plan participant contributions                              199       201          --        --
Benefits paid                                            (1,729)   (2,807)*        --        --
                                                        --------   -------    -------   -------
Fair value of plan assets - end of year                 $31,475   $28,597     $    --   $    --
                                                        ========  ========    =======   =======

* includes non-recurring lump-sum settlements to certain employees of $1,483.

Funded Status of Plans:
Funded status of the plans                              $ 4,714   $ 4,636     $(1,232)  $(1,205)
Unrecognized actuarial (gain) loss                       (3,466)   (3,312)         45        20
Unrecognized prior service cost                            (279)     (303)        678       734
Unrecognized net transition asset                        (1,180)   (1,414)         --        --
                                                        --------   -------    --------  --------
Accrued benefit cost
 recognized in the balance sheet                        $  (211)  $  (393)    $  (509)  $  (451)
                                                        ========  ========    ========  ========

Net periodic pension costs include the following components:
Net Periodic Pension Cost (Benefit):                       1998     1997         1996
                                                        --------  -------      ------
Service cost                                            $ 1,000   $   920      $  879
Interest cost                                             1,752     1,702       1,656
Expected return on plan assets                           (2,727)   (3,160)     (2,750)
Amortization of net asset                                  (234)     (234)       (234)
Amortization of prior service cost                          (24)      (24)        (24)
Recognized net actuarial loss                                52       769         493
                                                        --------  --------     ------
         Net periodic pension cost (benefit)            $  (181)  $   (27)     $   20
                                                        ========  ========     ======

Net post-retirement costs include the following components:
Net Periodic Post-retirement Cost:
Service cost                                            $    84   $    32      $   34
Amortization of prior service cost                           56        --          --
                                                        -------   -------      ------
         Net post-retirement cost                       $   140   $    32      $   34
                                                        =======   =======      ======

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                (dollars in thousands, except per share amounts)


16.  Retirement Benefits, continued:


Assumptions:                                        1998      1997      1996
                                                    -----    ------     -----
Discount rate                                       7.00%     7.25%     7.25%
Rates of increase in compensation levels            6.50%     6.50%     6.50%
Expected long-term rate of return
  on plan assets                                    9.75%     9.75%     9.75%
Health care cost trend rate on covered charges      8.50%     9.50%     9.50%

The health care cost trend rate, or the expected rate of increase in health-care costs, is assumed to gradually decrease to 6.5% by 2004.

The impact of a 1% change in health care inflation on post-retirement benefits is as follows:
                                                           Trend +1%   Trend -1%
                                                           ---------   ---------
         December 31, 1998 projected benefit obligation     $  112      $  (99)
         1998 service and interest cost                     $    8      $   (7)

Certain employees of the Company's Kar Products, Inc., SunSource Technology Services Inc. and its divested operations are covered by defined benefit retirement plans. Assets of the defined benefit plans consist of insurance contracts and assets managed under a commingled trust agreement. The trust assets are invested primarily in equity and fixed income holdings. Certain employees of the Company's SunSource Technology Services Inc. subsidiary are covered by post-retirement benefits.

Costs (income) charged to operations under all retirement benefit plans are as follows:
                                                    1998       1997        1996
                                                    ----       ----        ----
         Defined contribution plans                $3,052     $1,154      $1,327
         Multi-employer pension plans                 217        253         189
         Defined benefit plans                       (181)       (27)         20
                                                   -------    -------     ------
                  Total                            $3,088     $1,380      $1,536
                                                   =======    =======     ======

The Company's share of unfunded vested liabilities under multi-employer pension plans and its benefit contributions to multi-employer health and welfare plans are not material.


17.   Commitments and Contingencies:


Performance and bid bonds are issued on the Company's behalf during the ordinary course of business through surety bonding companies as required by certain contractors. As of December 31, 1998, the Company had outstanding performance and bid bonds aggregating $1,155.

Letters of credit are issued by the Company during the ordinary course of business through major domestic banks as required by certain vendor contracts, legal proceedings and acquisition activities. As of December 31, 1998, the Company had outstanding letters of credit in the aggregate amount of $373 related to these activities.

As of December 31, 1998, the Company has guaranteed approximately $772 worth of lease obligations, principally relating to businesses previously divested. The Company is not currently aware of any existing conditions which would cause a financial loss related to these guarantees.

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                (dollars in thousands, except per share amounts)


17.   Commitments and Contingencies, continued:


Under the Company's insurance programs, commercial umbrella coverage is obtained for catastrophic exposure and aggregate losses in excess of normal claims. Beginning in 1991, the Company has retained risk on certain expected losses from both asserted and unasserted claims related to worker's compensation, general liability and automobile as well as the health benefits of certain employees. Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claim data and certain actuarial assumptions. As of December 31, 1998, the Company has provided insurers letters of credit aggregating $3,050 related to certain insurance programs.

Litigation originally instituted on February 27, 1996 is pending in the Court of Common Pleas of Montgomery County, Pennsylvania in which Dorman Products of America, Ltd. ("Dorman"), and its parent, R&B, Inc. ("R&B"), allege that misrepresentations of certain facts were made by the Company, upon which R&B allegedly based its offer to purchase the assets of the Dorman Products division of the Company. Dorman and R&B seek damages of approximately $21,000.

Certain other legal proceedings are pending which are either in the ordinary course of business or incidental to the Company's business. Those legal proceedings incidental to the business of the Company are generally not covered by insurance or other indemnity. In the opinion of management, the ultimate resolution of the pending litigation matters will not have a material effect on the consolidated financial position, operations or cash flows of the Company.


18.  Statements of Cash Flows:


Supplemental disclosures of cash flow information are presented below:

                                                1998         1997        1996
                                             ---------    ---------   ---------
Cash paid during the period for:
  Interest                                   $   7,725    $   7,357   $   6,769
                                             =========    =========   =========
  Income taxes                               $   8,190    $   1,433   $   1,189
                                             =========    =========   =========

Non-cash investing activities:
 Acquisitions (see Note 3):
   Fair value of assets acquired,
    including goodwill                       $  25,892    $   1,029   $     758
   Less liabilities assumed                     (3,085)        (236)        (58)
   Post-closing adjustments                         --           --         (17)
                                             ----------   ----------  ----------
    Cash paid for acquired businesses        $  22,807    $     793   $     683
                                             ==========   ==========  ==========

Non-cash financing activities:
  Accrued and unpaid dividends
   on common shares                          $     676    $     642   $      --
  Accrued and unpaid
   partnership distributions                 $      --    $   2,353   $   1,857
  Exchange of 11,099,573 Class A limited
   partnership interests for 4,217,837
   Trust Preferred Securities                $      --    $ 115,991   $      --
  Exchange of 21,675,246 Class B limited
   partnership interests for 5,418,936
   common shares                             $      --    $  38,943   $      --
  Exchange of GP's Minority Interest for
   1,000,000 common shares                   $      --    $  21,841   $

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                (dollars in thousands, except per share amounts)


19.  Quarterly Data (unaudited):


    1998                          Fourth        Third       Second       First
    ----                         --------     --------     --------    --------
Net sales (1)                    $168,769     $183,593     $188,931    $171,177
Gross profit (1)                   72,047       75,814       75,494      67,813
Net income                          3,031        4,550        4,615       1,621
Net income per
  Common Share                       $.44         $.64         $.64        $.25

    1997
Net sales (1)                    $168,190     $177,578     $180,696    $168,243
Gross profit (1)                   68,424       71,936       73,000      66,947
Income before
 extraordinary loss (2)             3,090       15,673        9,193       4,576
Extraordinary loss (Note 6)            --       (3,392)          --          --
Net income (2)                      3,090       12,281        9,193       4,576
Net income per common share          $.48          N/A         N/A          N/A
Pro forma net income
 per common share                     N/A     $    .58         N/A          N/A
Net income (loss) per limited
  partnership interest
             - Class A                N/A          N/A        $.28         $.27
             - Class B                N/A          N/A        $.28         $.07

(1)  Includes amounts reclassified to conform to current accounting.
(2) Includes $2,428, $275 and $350 of non-recurring conversion and other related costs recorded in the third, second and first quarters, respectively and reflects operations on a partnership basis prior to the Conversion and Refinancing transactions (see Note 1).



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

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                (dollars in thousands, except per share amounts)



21. Segment Information:


In June 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," which replaces previous generally accepted accounting principles on segment reporting. Adoption of SFAS 131 is required beginning with 1998 reporting. Previously reported information has been restated to conform to reporting under SFAS 131.

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

                                                                         Year Ended December 31,
                                                                1998              1997             1996
                                                             ---------         ---------         ---------
Net Sales
Technology Services                                          $ 321,526         $ 322,148         $ 299,068
Expediter                                                      124,536           125,911           121,389
Integrated Supply                                               45,626            54,420            43,392
Hardware Merchandising                                         125,830           103,970            92,285
Glass Merchandising                                             94,952            88,258            90,369
                                                             ---------         ---------         ---------
   Consolidated net sales                                    $ 712,470         $ 694,707         $ 646,503
                                                             =========         =========         =========


Gross Profit
Technology Services                                          $  85,639         $  85,443         $  76,896
Expediter                                                       88,175            90,171            87,839
Integrated Supply                                               12,265            13,669            11,436
Hardware Merchandising                                          66,485            54,901            46,127
Glass Merchandising                                             37,986            35,670            35,545
                                                             ---------         ---------         ---------
   Segment gross profit                                      $ 290,550         $ 279,854         $ 257,843
                                                             =========         =========         =========


EBITA
Technology Services                                          $  13,583         $  14,825         $  13,690
Expediter                                                       20,215            20,697            18,770
Integrated Supply                                                2,299             3,292             2,008
Hardware Merchandising                                          12,130            10,833             7,130
Glass Merchandising                                              4,128             2,224             3,211
                                                             ---------         ---------         ---------
   Segment profit                                            $  52,355         $  51,871         $  44,809
                                                             =========         =========         =========

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                (dollars in thousands, except per share amounts)


21. Segment Information, continued:


                                                                          Year Ended December 31,
                                                                1998              1997             1996
                                                             ---------         ---------         ---------
Tangible Assets
Technology Services                                          $  85,460         $  90,597         $  81,720
Expediter                                                       42,479            41,991            42,274
Integrated Supply                                               15,343            13,138            13,813
Hardware Merchandising                                          59,487            40,579            41,322
Glass Merchandising                                             27,642            23,879            24,427
                                                             ---------         ---------         ---------
   Segment tangible assets                                   $ 230,411         $ 210,184         $ 203,556
                                                             =========         =========         =========

Capital Expenditures
Technology Services                                          $   2,058         $   2,045         $   1,200
Expediter                                                        1,693               622               786
Integrated Supply                                                  209               266               282
Hardware Merchandising                                           2,396             1,754             1,985
Glass Merchandising                                                850               373               640
                                                             ---------         ---------         ---------
   Segment capital expenditures                              $   7,206         $   5,060         $   4,893
                                                             =========         ==========        =========

Depreciation
Technology Services                                          $   1,607         $   1,438         $   1,323
Expediter                                                          981               886               897
Integrated Supply                                                  154               107                72
Hardware Merchandising                                           1,347               747               451
Glass Merchandising                                                824               730               775
                                                             ---------         ---------         ---------
   Segment depreciation                                      $   4,913         $   3,908         $   3,518
                                                             =========         =========         =========

Geographic Segment Data:
Net Sales
United States                                                $ 662,277         $ 640,875         $ 606,734
Canada                                                          32,968            34,022            30,888
Mexico                                                          17,225            19,810             8,881
                                                             ---------         ---------         ---------
   Consolidated net sales                                    $ 712,470         $ 694,707         $ 646,503
                                                             =========         =========         =========

Reconciliation of Segment Profit to
 Income Before Income Taxes and
 Extraordinary Loss:
Segment profit - EBITA                                       $  52,355         $  51,871         $  44,809
Amortization                                                    (2,276)           (1,894)           (1,924)
Corporate expenses                                              (7,268)           (8,062)           (6,257)
                                                             ----------        ----------        ----------
Income before non-recurring charges                             42,811            41,915            36,628
Non-recurring charges:
 Provision for litigation matters -
   divested operations                                          (1,600)               --                --
  Transaction and other costs                                       --            (3,053)           (2,150)
  Management fee                                                    --            (2,491)           (3,330)
  Restructuring                                                     --                --            (5,950)
  Minority ownership expense                                        --              (263)             (196)
                                                             ----------        -----------       ----------
Income from operations                                          41,211            36,108            25,002
Interest expense, net                                           (6,838)           (7,198)           (6,875)
Distribution on guaranteed
 preferred beneficial interests                                (12,232)           (3,058)               --
                                                             ----------        ----------        ----------
 Income before income taxes and
  extraordinary items                                        $  22,141         $  25,852         $  18,127
                                                             ==========        ==========        ==========

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                (dollars in thousands, except per share amounts)



21. Segment Information, continued:


                                                 Year Ended December 31,
                                               1998        1997        1996
                                           ---------   ---------    ---------
Reconciliation of Segment Tangible
 Assets to Total Assets:
Segment tangible assets                    $ 230,411   $ 210,184    $ 203,556
Goodwill                                      77,544      62,588       43,036
Other intangible assets                        1,322         170          503
Deferred income taxes                         15,088      15,805        5,007
Cash value of life insurance                  10,262       8,407        4,566
Other corporate assets                         6,941       8,988        5,887
                                           ---------   ---------    ---------
  Total assets                             $ 341,568   $ 306,142    $ 262,555
                                           =========   =========    =========

Reconciliation of Segment
 Capital Expenditures to
 Total Capital Expenditures:
Segment capital expenditures (1)           $   7,206   $   5,060    $   4,893
Corporate capital expenditures                   196         130           71
                                           ---------   ---------    ---------
  Total capital expenditures               $   7,402   $   5,190    $   4,964
                                           =========   =========    =========

(1) Includes $324, $257 and $623 of assets acquired under capital leases in 1998, 1997 and 1996, respectively.

Reconciliation of Segment Depreciation
 to Total Depreciation:
Segment depreciation                       $   4,913   $   3,908    $   3,498
Corporate depreciation                           103         101          105
                                           ---------   ---------    ---------
  Total depreciation                       $   5,016   $   4,009    $   3,603
                                           =========   =========    =========



22. Subsequent Events:


From January 1, 1999 through March 25, 1999, Harding has acquired twenty-three retail glass shops for a net cash consideration, including estimated transaction expenses, of $12,417 and the assumption of certain liabilities estimated at $1,156. These acquisitions resulted in estimated goodwill of $8,415 and the repayment of $3,306 of outstanding debt. Sales from these acquisitions aggregated approximately $27,000 for the twelve-month period prior to acquisition.

On January 15, 1999, the Company's SunSource Industrial Services Company, Inc. subsidiary entered into a long-term lease for warehouse and office space which expires on March 10, 2009. The lease provides for annual rental payments of $712 for years one through three, $762 for years four through six and $816 for years seven through ten.

                         SUNSOURCE INC. AND SUBSIDIARIES

           Schedule I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                             (dollars in thousands)

Balance Sheets as of December 31                                        1998                  1997                 1996
--------------------------------                                  -----------------     ----------------      ---------------
Assets
  Cash                                                            $               1     $             1       $            --
  Deferred income taxes                                                      14,576               15,316                   --
  Investment in SDI Operating Partners, L.P.                                122,148(1)           100,893 (1)           94,619
  Investment in SunSource Capital Trust                                       3,261                3,356                   --
                                                                  -----------------     ----------------      ---------------
    Total assets                                                  $         139,986     $        119,566      $        94,619
                                                                  =================     ================      ===============

Liabilities


  Current liabilities                                             $             461     $            893      $            --
  Junior subordinated debentures - common                                     3,261                3,261                   --
  Junior subordinated debentures - preferred                                115,551              115,903                   --
                                                                  -----------------     ----------------      ---------------
     Total liabilities                                                      119,273              120,057                   --
                                                                  -----------------     ----------------      ---------------

Partners' capital:
   General partner                                                               --                   --                  960
   Limited partners - Class A interests                                          --                   --               67,642
   Limited partners - Class B interests                                          --                   --               29,040
   Class B interests held in treasury                                            --                   --               (1,514)
   Cumulative foreign translation adjustment                                     --                   --               (1,509)
                                                                  -----------------     ----------------      ---------------
     Total partners' capital                                                     --                   --               94,619
                                                                  -----------------     ----------------      ---------------

Stockholders' equity (deficit):
   Preferred stock                                                               --                   --                   --
   Common stock                                                                  72                   64                   --
   Retained earnings                                                         12,747                1,735                   --
   Paid in capital                                                           21,099                   --                   --
   Unearned compensation                                                       (229)                  --                   --
   Cumulative foreign translation adjustment                                 (4,596)              (2,290)                  --
   Treasury stock                                                            (8,380)                  --                   --
                                                                  -----------------     ----------------      ---------------
     Total stockholders' equity (deficit)                                    20,713                 (491)                  --
                                                                  -----------------     ----------------      ---------------

Total liabilities, partners' capital and
   stockholders' equity (deficit)                                 $         139,986     $        119,566      $        94,619
                                                                  =================     ================      ===============


(1) Represents an indirect investment through two wholly-owned subsidiaries.

                         SUNSOURCE INC. AND SUBSIDIARIES

           Schedule I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                   (continued)

                             (dollars in thousands)

Statements of Income for the Years Ended December 31                               1998             1997             1996
----------------------------------------------------                            -----------     -------------     -----------
Equity in net income:
  SDI Operating Partners, L.P.                                                  $   32,657  (1) $     33,562(1)   $   19,267
  SunSource Capital Trust                                                               --                95              --
Administrative expense                                                                (201)               --              --
Interest expense, net                                                              (11,881)           (3,065)             --
Provision for income taxes                                                          (6,758)           (1,452)             --
                                                                                -----------     -------------     -----------
     Net income                                                                 $   13,817      $     29,140      $   19,267
                                                                                ===========     =============     ===========

Net income allocated to partners:
   General partner                                                                  N/A              N/A          $      193
   Class A interests                                                                N/A              N/A          $   12,210
   Class B interests                                                                N/A              N/A          $    6,864

Net income per common share                                                     $     2.00           N/A              N/A
                                                                                ===========

Pro forma net income per common share (note 1)                                      N/A         $       1.88          N/A
                                                                                                =============


Statements of Cash Flows for the Years Ended December 31                           1998             1997             1996
----------------------------------------------------                            -----------     -------------     -----------

Cash provided by operations                                                     $       --      $         --      $       --

Cash provided from (used for) investment in
   SDI Operating Partners, L.P.                                                     (7,585)           28,191          25,385
Cash provided from investment in SunSub A Inc.                                      12,232             3,058              --

Cash provided by issuance of common stock                                           20,813                --              --
Cash used for purchase of treasury stock, at cost                                   (8,380)               --              --
Cash distributions to investors                                                     (4,848)          (28,191)        (25,385)
Cash distributions to holders of trust preferred securities                        (12,232)           (3,058)             --
                                                                                -----------     -------------     -----------
   Increase (decrease) in cash                                                  $       --      $         --      $       --
                                                                                ===========     =============     ===========


(1) Includes an indirect investment through two wholly-owned subsidiaries from October 1, 1997 through December 31, 1997.


This financial information should be read in conjunction with the consolidated financial statements of the Company.

                         SUNSOURCE INC. AND SUBSIDIARIES

                        Schedule II - VALUATION ACCOUNTS

                             (dollars in thousands)

                                                             Deducted From Assets in Balance Sheet
                                         ===============================================================================
                                           Allowance         Allowance
                                              for               for             Accumulated           Accumulated
                                           Doubtful           Obsolete         Amortization          Amortization
                                           Accounts         Inventories         of Goodwill         of Intangibles
                                         ----------         -----------        ------------         ---------------
Balance, December 31, 1995                    1,827               3,410             11,739                   13,724
  Additions charged to cost
    and expenses                              1,280               1,440              1,409                      648
  Deductions                                    899(A)            1,010 (A)            269 (B)                   --

                                         ----------           ---------           --------               ----------
Balance, December 31, 1996                    2,208               3,840             12,879                   14,372
  Additions charged to cost
    and expenses                              1,711               1,797              1,488                      538
  Deductions                                  1,724(A)            1,272 (A)             --                       --
                                         ----------           ---------           --------               ----------
Balance, December 31, 1997                    2,195               4,365             14,367                   14,910

  Additions charged to cost
    and expenses                              1,693               1,413              2,061                      215
  Addition due to deferred
    recognition of tax benefit
      from Conversion                            --                  --                 --                       --
  Deductions                                  1,399(A)            1,478                 --                       --
                                         ----------           ---------           --------               ----------
Balance, December 31, 1998               $    2,489           $   4,300           $ 16,428               $   15,125
                                         ==========           =========           ========               ==========

Notes:

(A) Includes write-off of accounts receivable (net of bad debt recoveries) and inventories.
(B) Includes write-off of Goodwill in accordance with FAS 121, Impairment of Long-Lived Assets.

Item 9 - Changes in and Disagreements on Accounting and
         Financial Disclosure.



         Not applicable.

                                    PART III




Item 10 - Directors and Executive Officers of the Registrant.


Information under the heading "Election of Directors" in the Proxy Statement for the annual meeting of stockholders to be held April 27, 1999 (the "1999 Annual Proxy Statement") is incorporated by reference herein.



Item 11 - Executive Compensation


Information under the heading "Executive Compensation" in the 1999 Annual Proxy Statement is incorporated by reference herein.



Item 12 - Security Ownership of Certain Beneficial Owners and Management.


Information under the heading "Security Ownership of Certain Beneficial Owners and Management" in the 1999 Annual Proxy Statement is incorporated by reference herein.



Item 13 - Certain Relationships and Related Transactions.


Information under the heading "Certain Transactions" in the 1999 Annual Proxy Statement is incorporated by reference herein.

                                     PART IV



Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 10-K.



                  (a)  Documents Filed as a Part of the Report:

                          1.       Financial Statements.

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


                  Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

                  2.1 Agreement and Plan of Conversion dated as of July 31, 1997 (4) (Exhibit 2.1)

                  Articles of Incorporation and By-Laws

                  3.1 Amended Bylaws of the Company dated as of September 24, 1998 (1) (Exhibit 3.1)

                  3.2     Amended and Restated Certificate of
                          Incorporation of the Company (5) (Exhibit 3.1)

                  3.3     Bylaws of the Company (5) (Exhibit 3.2)

               Instruments Defining the Rights of Security Holders, Including Indentures

              4.1     Amended and Restated Declaration of Trust (5) (Exhibit
                      4.1)

              4.2 Indenture between the Company and the Bank of New York (5) (Exhibit 4.2)

              4.3     Preferred Securities Guarantee (5) (Exhibit 4.3)

              4.4 Rights Agreement between the Company and the Registrar and Transfer Company (5) (Exhibit 10.5)

              4.5 **Amended and Restated Note Purchase Agreement dated December 31, 1998 between Teachers Insurance and Annuity Association and SunSource Inc. and its Subsidiaries,
                      Exhibit 10.2

               Material Contracts

              10.1 **Second Amended and Restated Credit Agreement dated December 31, 1998, among First Union National Bank, for itself and as agent, The Bank of Nova Scotia, for itself and as documentation agent, and SunSource Inc. and its Subsidiaries Exhibit 10.1

              10.2 *Deferred Compensation Plan for Key Employees of SDI Operating Partners, L.P. (2) Exhibit 10.1

              10.3    *SunSource Inc. 1998 Equity Compensation Plan (3) Exhibit
                      10.1

              10.4 *SunSource Inc. Stock Compensation Plan for Non-Employee Directors (3) Exhibit 10.2

              10.5 *Sun Distributors Incentive Compensation Plan. (6) (Exhibit 10.5)

              10.6 *Sun Distributors, Inc. Long-Term Performance Award Plan. (As Amended June 1985) (6) (Exhibit 10.6)

              10.7 *SDI Operating Partners, L.P. Deferred Compensation Plan for Division Presidents (As amended September 13, 1993).
                      (7) (Exhibit 10.7)

              10.8 *SDI Operating Partners, L.P. Long-Term Performance Share Plan dated January 1, 1994. (7) (Exhibit 10.8)

              10.9 *Deferred Compensation Plan for Key Employees of SDI Operating Partners, L.P. (2) (Exhibit 10.4)

                  Subsidiaries of the Registrant

           **21.1  Subsidiaries

                  Independent Accountants

           **23.1  Consent of PricewaterhouseCoopers LLP

                  Financial Data Schedules

           **27.1  Summary financial information as of and for the year ended December 31, 1998.
           ------------------------

                      (1) Filed as an exhibit to Quarterly Report on Form 10-QA for the Quarter ended September 30, 1998.

                      (2) Filed as an exhibit to Registration Statement No. 333-63409 on Form S-8.

                      (3) Filed as an exhibit to Quarterly Report on Form 10-Q for the Quarter ended March 31, 1998.

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


                                 SUNSOURCE INC.



Date:  March 29, 1999                           By:/s/ Donald T. Marshall
                                                -------------------------
                                                Donald T. Marshall
                                                Title: Chairman and Chief
                                                Executive Officer



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

         Signature               Capacity                              Date
         ---------               --------                              ----


/s/ Donald T. Marshall           Principal Executive              March 29, 1999
------------------------------   Officer and Director
Donald T. Marshall



/s/ Joseph M. Corvino            Principal Financial              March 29, 1999
------------------------------   Officer
Joseph M. Corvino





/s/ John J. Dabrowski            Principal Accounting             March 29, 1999
------------------------------   Officer
John J. Dabrowski

/s/ O. Gordon Brewer, Jr.         Director                        March 29, 1999
------------------------------
O. Gordon Brewer, Jr.



/s/ Norman V. Edmonson            Director                        March 29, 1999
------------------------------
Norman V. Edmonson



/s/ Arnold S. Hoffman             Director                        March 29, 1999
------------------------------
Arnold S. Hoffman



/s/ Robert E. Keith, Jr.          Director                        March 29, 1999
------------------------------
Robert E. Keith, Jr.



/s/ John P. McDonnell             Director                        March 29, 1999
------------------------------
John P. McDonnell



/s/ Donald A. Scott               Director                        March 29, 1999
------------------------------
Donald A. Scott



/s/ Geoffrey C. Shepard           Director                        March 29, 1999
------------------------------
Geoffrey C. Shepard



/s/ Francis G. Ziegler            Director                        March 29, 1999
-----------------------------
Francis G. Ziegler