Form 10-Q
period 1999-03-31
SUNSOURCE INC
filed 1999-05-17
CIK 1029831

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934





For the quarterly period ended March 31, 1999

Commission file number 1-13293


                                 SunSource Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                      23-2874736
--------------------------------                 -----------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

       3000 One Logan Square
       Philadelphia, Pennsylvania                           19103
----------------------------------------         -----------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:  (215) 282-1290


Securities registered pursuant to Section 12(b) of the Act:

      Title of Class                  Name of Each Exchange on Which Registered
---------------------------------    -------------------------------------------
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

On May 17, 1999 there were 6,742,159 Common Shares outstanding.

                                 SUNSOURCE INC.

                                      INDEX





PART I.  FINANCIAL INFORMATION                                           PAGE(S)

     Item 1.   Consolidated Financial Statements

                Consolidated Balance Sheets as of March 31, 1999
                (Unaudited), December 31, 1998 and March 31, 1998
                (Unaudited)                                                 3

                Consolidated Statements of Income for the
                three months ended March 31, 1999 and 1998
                (Unaudited)                                                 4

                Consolidated Statements of Cash Flows for the
                three months ended March 31, 1999 and 1998
                (Unaudited)                                                 5

                Consolidated Statement of Changes in Stockholders'
                Equity for the Three Months ended March 31, 1999
                (Unaudited)                                                 6

                Notes to Consolidated Financial Statements
                (Unaudited)                                                7-10

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        11-18


PART II. OTHER INFORMATION                                                  19



SIGNATURES                                                                  20

                         SUNSOURCE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                  March 31,                                  March 31,
                                                                    1999              December 31,             1998
                       ASSETS                                    (Unaudited)              1998              (Unaudited)
                       ------                                  ---------------      ----------------     -----------------
Current assets:
  Cash and cash equivalents                                      $   2,119             $  2,796              $ 21,043
  Accounts receivable, net                                         103,536               88,629                90,469
  Inventories                                                      120,151              112,497               104,801
  Deferred income taxes                                             10,055                9,886                10,566
  Other current assets                                               6,306                5,421                 4,361
                                                                 ---------            ---------             ---------
      Total current assets                                         242,167              219,229               231,240
Property and equipment, net                                         28,207               26,770                21,805
Goodwill                                                            86,032               77,544                62,139
Other Intangibles                                                    1,705                1,807                   710
Deferred income taxes                                                5,121                5,202                 4,971
Cash surrender value of life insurance policies                     12,064               10,262                 9,361
Other assets                                                           876                  754                   666
                                                                 ---------            ---------             ---------

      Total assets                                               $ 376,172            $ 341,568             $ 330,892
                                                                 =========            =========             =========


            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------
Current liabilities:
  Accounts payable                                               $  61,310            $  58,353              $ 57,568
  Notes payable                                                      1,508                1,770                 1,758
  Current portion of capitalized lease obligations                     276                  276                   180
  Dividends / distributions payable                                    674                  676                   277
  Deferred tax liability                                               929                  929                   935
  Accrued expenses:
    Salaries and wages                                               5,608                8,379                 6,137
    Income and other taxes                                           4,489                4,194                 3,966
    Other accrued expenses                                          20,680               23,050                19,108
                                                                 ---------            ---------             ---------
      Total current liabilities                                     95,474               97,627                89,929
Senior notes                                                        60,000               60,000                60,000
Bank revolving credit                                               71,580               35,000                31,000
Capitalized lease obligations                                          517                  566                   505
Deferred compensation                                               12,229               11,802                11,809
Other liabilities                                                      250                  308                   745
                                                                 ---------            ---------             ---------
      Total liabilities                                            240,050              205,303               193,988
                                                                 ---------            ---------             ---------

Guaranteed preferred beneficial interests in the
 Company's junior subordinated debentures                          115,463              115,551               115,815
                                                                 ---------            ---------             ---------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par, 1,000,000 shares
   authorized, none issued                                               -                    -                     -
  Common stock, $.01 par, 20,000,000 shares authorized,
   7,219,308 issued and 6,740,208 outstanding at March 31,
   1999, 7,217,263 issued and 6,756,163 outstanding at
   December 31, 1998 and 7,215,275 shares issued and                    72                   72                    72
   outstanding at March 31, 1998
  Additional paid-in capital                                        21,137               21,099                20,881
  Retained earnings                                                 12,979               12,748                 2,635
  Unearned compensation                                               (215)                (229)                   -
  Accumulated other comprehensive income                            (4,609)              (4,596)               (2,499)
  Treasury stock, at cost, 479,100 shares at
   March 31, 1999; 461,100 shares at December 31,
   1998; none at March 31, 1998                                     (8,705)              (8,380)                    -
                                                                 ---------            ---------             ---------

      Total stockholders' equity                                    20,659               20,714                21,089
                                                                 ---------            ---------             ---------

      Total liabilities and stockholders'
        equity                                                   $ 376,172            $ 341,568             $ 330,892
                                                                 =========            =========             =========


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SUNSOURCE INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                           FOR THE THREE MONTHS ENDED,
                (dollars in thousands, except for share amounts)


                                                                               March 31,              March 31,
                                                                                 1999                   1998
                                                                             -----------            ----------
Net sales                                                                      $173,111               $171,177
Cost of sales                                                                   101,109                103,364
                                                                               --------               --------
   Gross profit                                                                  72,002                 67,813
                                                                               --------               --------

Operating expenses:
  Selling, general and administrative expenses                                   63,408                 58,518
  Depreciation                                                                    1,473                  1,109
  Amortization                                                                      659                    513
                                                                               --------               --------
   Total operating expenses                                                      65,540                 60,140
                                                                               --------               --------

Other income                                                                        220                     21
                                                                               --------               --------

   Income from operations                                                         6,682                  7,694

Interest expense, net                                                             2,063                  1,688
Distributions on guaranteed preferred
 beneficial interests                                                             3,058                  3,058
                                                                               --------               --------
    Income before provision for income taxes                                      1,561                  2,948

Provision for income taxes                                                          656                  1,327
                                                                               --------               --------

    Net income                                                                 $    905               $  1,621
                                                                               ========               ========

Basic and diluted net income per common share                                     $0.13                  $0.25

Weighted average number of
  outstanding common shares                                                   6,752,737              6,474,223


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SUNSOURCE INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                           FOR THE THREE MONTHS ENDED,
                             (dollars in thousands)



                                                                                March 31, 1999                March 31, 1998
                                                                                --------------                --------------
Cash flows from operating activities:
  Net income                                                                      $   905                        $  1,621
  Adjustments to reconcile net income to net cash
   (used for) provided by operating activities:
     Depreciation and amortization                                                  2,132                           1,622
     Increase in cash value of life insurance                                        (114)                           (854)
     Provision for deferred compensation                                                -                             415
     Provision (benefit) for deferred income taxes                                    (88)                            268
     Changes in current operating items:
        Increase in accounts receivable                                            (9,886)                         (7,968)
        Increase in inventories                                                    (6,435)                         (1,432)
        Decrease (increase) in other current assets                                  (713)                            198
        Increase in accounts payable                                                1,060                           7,443
        Decrease in income taxes payable                                              (58)                           (483)
        Decrease in accrued restructuring charges
          and transaction costs                                                      (619)                           (572)
        Decrease in other accrued liabilities                                      (5,318)                            (84)
     Other items, net                                                                 (69)                            630
                                                                                 --------                         -------

    Net cash (used for) provided by operating activities                          (19,203)                            804
                                                                                  --------                         -------

Cash flows from investing activities:
  Proceeds from sale of property and equipment                                        274                              10
  Payments for acquired businesses, net of cash acquired                          (13,516)                              -
  Capital expenditures                                                             (2,136)                           (978)
  Investment in life insurance policies                                            (1,300)                           (100)
  Other, net                                                                          (64)                           (137)
                                                                                 --------                         -------

    Net cash used for investing activities                                        (16,742)                         (1,205)
                                                                                 --------                         -------

Cash flows from financing activities:
  Net proceeds from issuance of common stock                                            -                          20,889
  Borrowings (repayments) under the bank credit agreement, net                     36,580                          (2,000)
  Purchase of treasury stock at cost                                                 (325)                              -
  Cash distributions / dividends to investors                                        (676)                         (2,718)
  Repayments under other credit facilities, net                                      (262)                           (322)
  Principal payments under capitalized lease obligations                              (49)                            (43)
                                                                                 --------                         -------

    Net cash provided by financing activities                                      35,268                          15,806
                                                                                 --------                         -------

Net (decrease) increase in cash and cash equivalents                                 (677)                         15,405

Cash and cash equivalents at beginning of period                                    2,796                           5,638
                                                                                 --------                         -------

Cash and cash equivalents at end of period                                        $ 2,119                        $ 21,043
                                                                                 ========                        ========


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SUNSOURCE INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
          EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 1999 (Unaudited)

                             (dollars in thousands)


                                                                                             Accumulated
                                                    Additional                                  Other                     Total
                                           Common    Paid-in     Retained     Unearned       Comprehensive   Treasury  Stockholders'
                                            Stock    Capital     Earnings    Compensation      Income (1)     Stock       Equity
                                           ------   ----------   --------    ------------    -------------   --------  ------------
Beginning Balance - December 31, 1998       $ 72     $ 21,099    $ 12,748      $ (229)         $ (4,596)     $ (8,380)   $ 20,714
                                                                                                                         --------

  Net income                                                          905                                                     905

  Change in cumulative foreign
   translation adjustment                                                                           (13)                      (13)
                                                                                                                         --------
  Comprehensive income                                                                                                        892
                                                                                                                         --------
  Issuance of 2,045 shares of common stock
   to certain non-employee directors                       38                                                                  38

  Dividends declared on common stock                                 (674)                                                   (674)

  Amortization of stock option discount                                            14                                          14

  Repurchase of 18,000 shares of common                                                                          (325)       (325)
    stock
                                          ------   --------      --------      ------         --------       --------    --------
Ending Balance - March 31, 1999            $ 72    $ 21,137      $ 12,979      $ (215)        $ (4,609)      $ (8,705)   $ 20,659
                                          =====    ========      ========      ======         ========       ========    ========


(1) Cumulative foreign translation adjustment represents the only item of other comprehensive income.




           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        SUNSOURCE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)


1.  Basis of Presentation:

The accompanying financial statements include the consolidated accounts of SunSource Inc. (the "Company") and its wholly-owned subsidiaries including SunSource Industrial Services Company, Inc., The Hillman Group, Inc. ("Hillman"), Harding Glass, Inc. ("Harding") and SunSource Capital Trust (the "Trust"). All significant intercompany balances and transactions have been eliminated. The Company is one of the leading providers of value-added services and products to retail and industrial markets in North America.

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

Certain information in note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to Form 10-Q requirements although the Company believes that disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's report on Form 10-K for the year ended December 31, 1998.

Accounts payable has been increased to include a reclassification of $8,110 representing checks issued as of March 31, 1999 for which funds would have had to have been drawn against the Company's revolving credit facility if they had been presented on that date.

2.  Acquisitions:

On February 9, 1999, Harding acquired all of the outstanding common stock of Pritchard Glass, Inc. and Premier Glass Services, Inc. for an aggregate net cash consideration of $11,211, including debt repayments of $3,272 and transaction costs of $339, plus the assumption of certain liabilities aggregating $3,189. Harding recorded goodwill of $7,277 related to this acquisition.

During the first quarter, Harding also acquired the assets of two retail glass shops for net cash consideration, including transaction costs, of $1,385 plus the assumption of certain liabilities of $273. Harding recorded goodwill of $1,327 related to these acquisitions.

Cash payments for acquisitions in the first quarter of 1999 also includes disbursements totaling $920 related to prior year acquisitions.

The following disclosures indicate the Company's estimate of financial results had all 1998 and 1999 acquisitions been consummated on January 1, 1998:

                                                          Pro forma
                                                 -------------------------
                                                     Three Months Ended
                                                  3/31/99          3/31/98
                                                 --------         --------
       Net sales                                 $175,959         $184,587
       Income before extraordinary items              981            1,992
       Net income                                     981            1,992
       Basic and diluted earnings per share         $0.15            $0.31

                        SUNSOURCE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)

3. Lines of Credit and Long-Term Debt:

As of March 31, 1999, the Company had $12,977 available under its $90,000 Bank Credit Agreement which provides revolving credit for working capital purposes and acquisitions through September 30, 2002. The Company had $132,373 of outstanding long-term debt and capital lease obligations at March 31, 1999, consisting of bank borrowings of $71,580, outstanding senior notes of $60,000 and capital lease obligations of $793. The Company also had $5,443 of Letters of Credit charged against its available borrowing on the revolving credit facility. The Company has another credit facility available in the amount of $500 for letter of credit commitments only, of which no amount was outstanding as of March 31, 1999. In addition, an indirect, wholly-owned Canadian subsidiary of the Company has a $2,500 Canadian dollar line of credit for working capital purposes of which $70 was outstanding at March 31, 1999.

4.   Guaranteed Preferred Beneficial Interests in the Company's
     Junior Subordinated Debentures:

The sole assets of the Trust are the Junior Subordinated Debentures. The obligations of the Company under the Declaration of Trust of the Trust, the Indenture, the Preferred Securities Guarantee and the Junior Subordinated Debentures in the aggregate constitute a full and unconditional guarantee by the Company of the Trust's obligations under the Trust Preferred Securities. The distributions on the Trust Preferred Securities aggregate $12,232 annually. The Company has guaranteed on a subordinated basis the payment of distributions on the Trust Preferred Securities and payments on liquidation of the Trust and redemption of Trust Preferred Securities (the "Preferred Securities Guarantee"). The principal amount of the Junior Subordinated Debentures is $108,707, consisting of $3,261 related to the Trust Common Securities and $105,446 related to the Trust Preferred Securities; the interest rate is 11.6%; and their maturity date is September 30, 2027, unless redeemed earlier.

The Trust Preferred Securities will be redeemed upon maturity on September 30, 2027, or earlier redemption of the Junior Subordinated Debentures at 100% of the liquidation amount plus accrued and unpaid distributions, provided that any redemption due to a change in the tax status of the interest payments to the Trust within the first five years will be at 101%. The Trust Preferred Securities may be redeemed by the Company at any time after September 30, 2002, at the liquidation value of $25 per security plus accrued and unpaid distributions. The Trust Preferred Securities have equity and debt characteristics but creditor's rights and are therefore classified between liabilities and stockholders' equity on the balance sheet.

5.   Contingencies:

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

                        SUNSOURCE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands


6.  Stockholders' Equity:

    Earnings per Share

The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share". SFAS 128 requires the presentation of basic and diluted earnings per share for companies with complex capital structures. Under the Company's Equity Compensation Plan, certain executives and key employees have been granted a total of 301,495 options to purchase shares of the Company's common stock having a potentially dilutive effect on earnings per share. Currently, due to market conditions, the shares granted under the plan do not have a material dilutive effect on earnings per share for the three months ended March 31, 1999.

   Common Shares Issued to Certain Non-Employee Directors

Under the Company's Stock Compensation Plan for Non-Employee Directors, certain non-employee directors were issued 2,045 Common Shares at fair market value in the first three months of 1999, which results in a compensation charge of $37,500.

   Stock Options

On March 5, 1999, the Compensation Committee of the Board of Directors granted 90,000 non-qualified stock options to senior executives under the Company's 1998 Equity Compensation Plan at fair market value on that date of $18.375 per share.

   Common Stock Dividend

On December 16, 1998, the Board of Directors declared a dividend of $0.10 per Common Share which was paid on January 7, 1999, to holders of record as of December 28, 1998. On March 29, 1999, the Board of Directors declared a dividend of $0.10 per Common Share which was paid on April 19, 1999, to holders of record as of April 8, 1999. The Company expects to declare future quarterly dividends on the Common Shares to aggregate $0.40 per Common Share annually, subject to the discretion of its Board of Directors and dependent upon, among other things, the Company's future earnings, financial condition, capital requirements, funds needed for acquisitions, level of indebtedness, contractual restrictions and other factors that the Board of Directors deems relevant.

   Treasury Stock

On August 6, 1998, the Company's Board of Directors authorized $15,000 for management to repurchase up to 10% of the Company's outstanding common stock through open market transactions and private block trades, dependent upon market conditions. At March 31, 1999, the number of shares purchased under this authorization was 479,100 which are held in treasury at an aggregate cost of $8,705.

                         SUNSOURCE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (dollars in thousands


7.  Segment Information:

The following supplemental table of segment tangible assets is presented due to the increase in segment tangible assets during the three months ended March 31, 1999, which represents primarily additional investments in accounts receivable and inventory:


                                                               $           %
                                     3/31/99    12/31/98    INC(DEC)    INC(DEC)
                                     -------    --------    --------    --------

  Technology Services               $ 89,518    $ 85,460    $ 4,058        4.7%
  Expediter                           42,570      42,479         91        0.2%
  Integrated Supply                   16,954      15,343      1,611       10.5%
  Hillman                             69,273      59,487      9,786       16.5%
  Harding                             34,270      27,642      6,628       24.0%
                                    --------    --------    -------
     Total                          $252,585    $230,411    $22,174        9.6%
                                    ========    ========    =======

8.  Subsequent Events:

In April, 1999, the Compensation Committee of the Board of Directors granted the following stock options under the Company's 1998 Equity Compensation Plan:

   (1)  300,000 non-qualified stock options at fair market value.
   (2)   55,000 non-qualified stock options at 85% of fair market value.
   (3)  122,000 incentive stock options at fair market value.

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


General

SunSource Inc. (the "Company") is one of the largest providers of value-added services and products to retail and industrial markets in North America. The Company is organized into three businesses which are SunSource Industrial Services Company, Inc., The Hillman Group, Inc.("Hillman") and Harding
Glass, Inc. ("Harding").

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

Business Reorganization

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

Stock Repurchase

On August 6, 1998, the Company's Board of Directors authorized $15.0 million for management to repurchase up to 10% of the Company's outstanding common shares through open market transactions and private block trades dependent upon market conditions. The Company has acquired and placed into treasury 479,100 common shares through March 31, 1999, at an average cost of $18.12 per common share. The Company is currently restricted from making additional repurchases as a result of debt covenants under its credit agreements.

Stock Options

On March 5, 1999, the Compensation Committee of the Board of Directors granted 90,000 non-qualified stock options to senior executives under the Company's 1998 Equity Compensation Plan. These options do not result in a current charge to earnings, however they are included in the calculation of diluted earnings per share from the date of the grant forward.

Acquisitions

On February 9, 1999, Harding acquired all of the outstanding common stock of Pritchard Glass, Inc. ("Pritchard") and Premier Glass Services, Inc. ("Premier") for an aggregate net cash consideration of $11.2 million, including debt repaid of $3.3 million and transaction costs of $0.3 million, plus the assumption of certain liabilities aggregating $3.2 million. Sales of Pritchard and Premier aggregated approximately $25 million for the twelve-month period prior to acquisition. This acquisition adds twenty-one retail glass shops, expanding Harding's business into the North and South Carolina markets.

In addition, in the first quarter of 1999, Harding acquired the assets of two retail glass shops for a net cash consideration of $1.4 million, including transaction costs, plus the assumption of certain liabilities of $0.3 million which had sales aggregating approximately $2.0 million for the twelve-month period prior to acquisition. These acquisitions expand Harding's business into the Columbus, Georgia and Las Vegas, Nevada markets.

Results of Operations

Segment Sales and Profitability for the Three Months Ended March 31, 1999 & 1998



                                                                                         (dollars in thousands)

                                                                            March 31, 1999                    March 31, 1998
                                                                            --------------                    --------------
                                                                                           % Total                          % Total
Sales                                                                                       Sales                            Sales
-----                                                                                      -------                          -------
SunSource Industrial Services
    Technology Services                                                     $ 68,270         39.4%            $ 81,965        47.9%
    Expediter                                                                 31,233         18.0%              31,331        18.3%
    Integrated Supply (1)                                                      9,428          5.5%              12,201         7.1%
                                                                            --------        ------            --------       ------
          Industrial Services                                                108,931         62.9%             125,497        73.3%
Hillman (2) (3)                                                               35,919         20.8%              25,183        14.7%
Harding (4)                                                                   28,261         16.3%              20,497        12.0%
                                                                            --------        ------            --------       ------
    Consolidated Net Sales                                                  $173,111        100.0%            $171,177       100.0%
                                                                            ========        ======            ========       ======

                                                                                           % Total                          % Total
Gross Profit                                                                                Sales                            Sales
------------                                                                               -------                          -------
SunSource Industrial Services
    Technology Services                                                     $ 18,098         26.5%            $ 20,863        25.5%
    Expediter                                                                 21,819         69.9%              22,440        71.6%
    Integrated Supply                                                          2,642         28.0%               3,115        25.5%
                                                                            --------                          --------
          Industrial Services                                                 42,559         39.1%              46,418        37.0%
Hillman (3)                                                                   18,998         52.9%              13,311        52.9%
Harding                                                                       10,445         37.0%               8,084        39.4%
                                                                            --------                          --------
    Consolidated Gross Profit                                               $ 72,002         41.6%            $ 67,813        39.6%
                                                                            ========                          ========
EBITA (5)
---------
SunSource Industrial Services
    Technology Services                                                       $1,128          1.7%              $2,684         3.3%
    Expediter                                                                  5,195         16.6%               4,849        15.5%
    Integrated Supply                                                            416          4.4%                 560         4.6%
                                                                            --------                          --------
          Industrial Services                                                  6,739          6.2%               8,093         6.4%
Hillman                                                                        2,878          8.0%               2,176         8.6%
Harding                                                                         (220)        (0.8%)                 50         0.2%
                                                                            --------                          --------
      Total operations before
        corporate expenses                                                     9,397          5.4%              10,319         6.0%
Corporate expenses                                                            (2,056)        (1.2%)             (2,112)       (1.2%)
                                                                            --------                          --------

          Consolidated EBITA                                                $  7,341          4.2%            $  8,207         4.8%
                                                                            ========                          ========


(1) Includes sales of $1,829 for the three months ended March 31, 1998, related to integrated supply contracts cancelled in 1998.

(2) Includes sales from businesses acquired in 1998 of $4,595 for three months ended March 31, 1999.

(3) Includes a reduction in sales and gross profit of $914 for the three months ended March 31, 1998 to conform to current accounting for customer rebates.

(4) Includes sales of $5,516 and $3,039 for three months ended March 31, 1999, related to businesses acquired in 1999 and 1998, respectively. Also includes sales from branches closed in 1998 of $759 for the three months ended March 31, 1998.

(5) "EBITA" (earnings before interest, taxes, and amortization) is defined as income from operations before amortization.

    Three Months Ended March 31, 1999 and 1998

Net sales increased $1.9 million or 1.1% in the first three months of 1999 to $173.1 million from $171.2 million in 1998. Sales variances by segment are as follows:

                                                      Sales Increase (Decrease)
                                                      -------------------------
                                                         Amount           %
                                                         ------          ----
                                                     (In thousands)
  SunSource Industrial Services Company
       Technology Services                             $(13,695)       (16.7)%
       Expediter                                            (98)        (0.3)%
       Integrated Supply                                 (2,773)       (22.7)%
                                                      ---------
          Industrial Services                           (16,566)       (13.2)%
  Hillman                                                10,736         42.6 %
  Harding                                                 7,764         37.9 %
                                                      ---------
          Total Company                               $   1,934          1.1 %
                                                      =========

Technology Services sales decreased $13.7 million or 16.7% in the first quarter of 1999 to $68.3 million from $82.0 million in 1998 due primarily to the restructuring of the sales force as well as the effects of the Asian economic crisis on its original equipment manufacturing customers. Expediter sales decreased $0.1 million or 0.3% in 1999 to $31.2 million from $31.3 million in 1998 due to reduced manpower in certain sales territories. Integrated Supply sales decreased $2.8 million or 22.7% in the first quarter of 1999 to $9.4 million from $12.2 million in the 1998 period primarily due to contracts canceled after the first quarter of 1998 which generated sales of $1.8 million in the first quarter of 1998. Excluding terminated contracts, Integrated Supply sales decreased 9.0% in the comparison period.

Hillman's sales increased $10.7 million or 42.6% in the first quarter of 1999 to $35.9 million from $25.2 million in 1998 comparison period due to sales from newly acquired businesses of $4.6 million, market penetration of new product lines to existing customers in the amount of $2.6 million, and the balance of $3.5 million in growth from new accounts and expansion of existing product lines.

Harding's sales increased $7.8 million or 37.9% in the first quarter of 1999 to $28.3 million from $20.5 million in the 1998 comparison period due to an increase of $8.4 million as a result of newly acquired retail glass shops and an increase in retail, contract and other product line sales of $0.4 million, offset by the discontinuation of certain low-margin product lines resulting in reduced sales of $0.8 million and a decrease of $0.2 million in wholesale glass. Growth in Harding's retail glass shops is expected to continue as a result of sales development programs and the recent acquisitions.

The Company's sales backlog on a consolidated basis was $66.2 million as of March 31, 1999, compared with $66.4 million at December 31, 1998, and $81.7 million as of March 31, 1998, a decrease of 0.3% and 19.0%, respectively.

The Company's consolidated gross margin was 41.6% in the first quarter of 1999 compared with 39.6% in the first quarter of 1998. SunSource Industrial Services Company's gross margin was 39.1% in the first quarter of 1999 compared with 37.0% in the first quarter of 1998, an increase of 2.1%. Technology Services' gross margin increased 1.1% in the first quarter of 1999 due to tighter pricing controls. The Expediter activity's gross margin declined 1.7% in the first quarter of 1999 due to competitive pricing pressures. The Integrated Supply activity's gross margin increased 2.5% in the first quarter of 1999 due to sales mix. Hillman's gross margin remained constant with the first quarter of 1998. Harding's gross margin decreased 2.5% in the comparison period due to an increase in contract sales at lower gross margins than the overall retail glass business.

The Company's selling, general and administrative ("S,G&A") expenses increased by $4.9 million or 8.4% to $63.4 million in the first quarter of 1999 from $58.5 million in first quarter of 1998. Selling expenses increased $1.6 million, primarily as a result of the acquisitions at Hillman and Harding, offset by decreases in all other businesses as a result of reduced sales levels. Warehouse and delivery expenses increased $2.4 million or 23.1% due mainly to integration costs for the 1998 acquisitions at Hillman and facility reorganization costs at Technology Services. The increase in general and administrative expenses of $0.9 million or 4.9% is also attributable to the integration of the newly acquired businesses at Harding and Hillman.

S,G&A expenses as a percentage of sales increased compared with the first quarter of 1998, as follows:

                                                Three Months ended March 31,
                                                ----------------------------
                                                   1999           1998
                                                   ----           ----
  Selling Expenses                                17.9%           17.1%
  Warehouse and Delivery Expenses                  7.2%            5.9%
  General and Administrative Expenses             11.5%           11.2%
                                                 ------           -----
          Total S,G&A Expenses                    36.6%           34.2%
                                                 ======           =====

Overall, as a percentage of sales, total S,G&A expenses increased due mainly to the decrease in sales levels in relation to the fixed cost component of S,G&A expenses.

EBITA from operations after corporate expenses was $7.3 million for the three months ended March 31, 1999, compared with $8.2 million for the same prior-year period.

The Company's consolidated operating profit margin (EBITA, as a percentage of sales) after corporate expenses declined to 4.2% in the first quarter of 1999 compared with 4.8% in the same prior-year quarter. SunSource Industrial Services Company's operating profit margin declined to 6.2% in the first quarter of 1999 from 6.4% in the same quarter of 1998, primarily reflecting reduced 1999 sales and increased expenses related to the reorganization of sales and administrative functions in the Technology Services segment. Hillman's operating profit margin declined in the first quarter of 1999 to 8.0% from 8.6% in the same quarter of 1998 due to increased selling expenses for new field staff related primarily to 1998 acquisition activities. Harding's operating profit margin declined in the first quarter of 1999 to a negative 0.8% from 0.2% in same quarter of 1998 due to increased selling and administrative expenses related to integration costs for newly acquired businesses.

Depreciation expense increased $0.4 million to $1.5 million in the first quarter of 1999 from $1.1 million in same quarter of 1998 due primarily to the acquisition activity at Hillman and Harding and an overall increase in the depreciable fixed asset base due to investment in the Company's core businesses.

Amortization expense increased $0.2 million to $0.7 million in the first quarter of 1999 due primarily to the acquisition activity at Hillman and Harding.

Interest expense increased $0.4 million in the first quarter of 1999 to $2.1 million due primarily to increased borrowings on the Company's revolving credit facility as a result of cash requirements to fund the Company's acquisition activities and working capital investment.

The Company pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.2 million. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. For the three months ended March 31, 1999 and 1998, the Company paid $3.1 million in interest on the Junior Subordinated Debentures, equivalent to the amounts distributed by the Trust.

The Company is subject to federal, state and local income taxes on its domestic operations and foreign income taxes on its Canadian and Mexican operations as accounted for in accordance with Statement of Financial Accounting Standard ("SFAS") 109, "Accounting for Income Taxes". Deferred income taxes represent differences between the financial statement and tax bases of assets and liabilities as classified on the Company's balance sheet. The Company's combined effective tax rate was 42.0% for the three months ended March 31, 1999.

Liquidity and Capital Resources

Earnings before interest, taxes, depreciation and amortization ("EBITDA"), decreased $0.5 million or 5.4% to $8.8 million in the first quarter of 1999 from $9.3 million in the same quarter of 1998. The Company's net interest coverage ratio for the quarter ended March 31, 1999, declined to 1.30X (earnings before interest, distributions on Trust Preferred Securities and income taxes over net interest expense and distributions on Trust Preferred Securities), from 1.62X in the 1998 comparison period as a result of reduced earnings and increased interest expense.

The Company's cash position of $2.1 million as of March 31, 1999, decreased $0.7 million from the balance at December 31, 1998. Cash was provided during this period primarily from net borrowings under the bank revolver ($36.6 million)and proceeds from the sale of property and equipment ($0.3 million). Cash was used during this period predominantly for working capital investments in operations ($19.2 million), acquisitions ($13.5 million), cash distributions to investors ($0.7 million), capital expenditures ($2.1 million), purchase of treasury stock ($0.3 million), investment in life insurance ($1.3 million) and other items, net ($0.5 million).

The Company's working capital position of $146.7 million at March 31, 1999, represents an increase of $25.1 million from the December 31, 1998 level of $121.6 million. The Company's current ratio increased to 2.54x at March 31, 1999 from 2.25x at December 31, 1998, principally due to investments in accounts receivable and inventories.

As of March 31, 1999, the Company had $13.0 million available under its credit facilities. The Company had $132.4 million of outstanding long-term debt at March 31, 1999, consisting of a $60.0 million Senior Note at 7.66%, bank borrowings totaling $71.6 million at an effective interest rate of 6.29%, and capitalized lease obligations of $0.8 million at various interest rates. An indirect, wholly-owned Canadian subsidiary of the Company had a $2.5 million Canadian dollar line of credit for working capital purposes, of which $0.1 million was outstanding at March 31, 1999.

As of March 31, 1999, the Company's total debt (including dividends payable) as a percentage of its consolidated capitalization (total debt, Trust Preferred Securities and stockholders' equity) was 49.4% compared with 41.5% as of December 31, 1998 and 40.2% as of March 31, 1998. The Company's consolidated capitalization (including dividends payable) as of March 31, 1999, was $269.2 million compared to $232.8 million at December 31, 1998 and $228.9 million as of March 31, 1998.

The Company anticipates spending $5.1 million for capital expenditures in 1999, primarily for warehouse improvements, machinery and equipment and computer hardware and software.

On December 16, 1998, the Board of Directors declared a dividend of $0.10 per Common Share which was paid on January 7, 1999, to holders of record as of December 28, 1998. On March 29, 1999, the board of Directors declared a dividend of $.10 per Common Share which was paid on April 19, 1999, to holders of record as of April 8, 1999. The Company expects to declare future quarterly dividends on the Common Shares to aggregate $0.40 per Common Share annually, subject to the discretion of its Board of Directors and dependent upon, among other things, the Company's future earnings, financial condition, capital requirements, funds needed for acquisitions, level of indebtedness, contractual restrictions and other factors that the Board of Directors deems relevant.

The Company has deferred tax assets aggregating $15.2 million as of March 31, 1999, as determined in accordance with SFAS 109. Management believes that the Company's deferred tax assets will be realized through the reversal of existing temporary differences between the financial statement and tax bases, as well as through future taxable income.

Year 2000 Issue

The following discussion is an update of the Company's Y2K disclosure contained in its annual report on Form 10-K for the year-ended December 31, 1998. Each of the individuals responsible for the Y2K plans within the Company's business segments continues to update senior management on a quarterly basis regarding Y2K matters. Plans and locations with critical 1999 dates and activities required to achieve Y2K compliance are being monitored on a more frequent basis by management.

State of Readiness

SunSource Industrial Services

o The remediation of the Expediter segment's proprietary software has been completed utilizing an outside consultant. The testing of this remediation is approximately 80% complete and is targeted for full completion by the end of the third quarter of 1999. Expediter also continues to expect that its critical personal computer ("PC") hardware and purchased software will be compliant and fully-tested by September 30, 1999.

o Technology Services' conversion of all its operating units to the third-party purchased computer system is approximately 60% complete and is currently targeted for full completion and testing by September 30, 1999.

Hillman

Hillman has completed remediation (including full testing) on 100% of its proprietary software programs. Hillman's critical purchased software applications and hardware have been certified by the vendors to be compliant, except for several applications (i.e. payroll, telephone and shipping) which are expected to be upgraded or replaced by July 31, 1999.

Harding

Harding's installation of the Y2K compliant version of its critical purchased point-of-sale software application and its related hardware operating system is 88% complete and is expected to be completed by the end of the third quarter of 1999. Harding's purchased financial software requires a version update to become Y2K compliant which is expected to be installed by the end of May 1999. Harding completed the necessary upgrades for network servers and PC hardware during the first quarter of 1999. Since Harding does not have standardized telephone systems at its 125 locations, an assessment of Y2K compliance for the different telephone systems is being performed due to the important role the telephone plays in Harding's retail glass sales and service activities. Harding has confirmed that 70% of its locations' phone systems are Y2K compliant. Harding expects the evaluation and remediation (if necessary) of the final 30% of its locations to be complete by June 30, 1999.

      Costs to Address Year 2000 Issue

The Company's Y2K costs incurred through March 1999 are approximately $0.8 million, of which 80% is for remediation of internally designed software applications. Y2K costs of $0.9 million are expected to be incurred during the remainder of 1999, with approximately 20% for remediation of internally designed software applications, resulting in projected aggregate costs of $1.7 million for the entire Y2K project. The source of the funds for these Y2K costs will be from the Company's operating cash flows.

      Risks of Year 2000 Compliance and Contingency Plans

There has been no significant change to the Company's Y2K risk profile or the Company's plans to address potential operating problems related to Y2K.

The Company has received responses from approximately 85% of its major suppliers to its request for Y2K compliance letters. At this time, no significant Y2K issues have been communicated from major suppliers that have responded.

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

Subsequent Events

On April 27, 1999, Maurice P. Andrien was elected as President, Chief Executive Officer and member of the Board of Directors of the Company effective immediately. Donald T. Marshall will continue as Chairman of the Board, retaining all corporate governance authority and responsibility. In connection with this election, and after approval by stockholders at the Company's Annual Meeting on April 27, 1999 of an amendment to the Company's 1998 Equity Compensation Plan, the Compensation Committee of the Board of Directors granted Mr. Andrien 150,000 non-qualified stock options under such plan.

On April 28, 1999, the Compensation Committee of the Board of Directors granted 150,000 non-qualified stock options to the Chairman of the Board at fair market value, 55,000 non-qualified stock options to senior executives at 85% of fair market value and 122,000 incentive stock options to key employees of the Company's business units at fair market value under the Company's 1998 Equity Compensation Plan.

                                     PART II
                                OTHER INFORMATION


Items 1, 2, 3, 5, & 6 - None
----------------------------

Item 4 -  Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

The Company held its Annual Meeting of Stockholders on April 27, 1999 to consider and take action on the following:

           1. Election of directors.
           2. Approval of proposal to amend the Company's Bylaws to provide Classification of the Board of Directors into three classes of Directors with staggered terms of office.
           3. Approval of a proposal to amend the 1998 Equity Compensation Plan to Increase the number of shares that may be issued by the Company under the Plan in connection with the search for a new Chief Executive Officer by 150,000 shares.

The items listed above are discussed in detail in the Company's Proxy Statement filed on April 6, 1999. The voting results for each of these items are as follows:

1. Election of directors:

                                                   Votes For         Withheld
                                                   ---------         --------
           O. Gordon Brewer, Jr.                   4,717,222           56,861
           Norman V. Edmonson                      4,719,047           55,036
           Arnold S. Hoffman                       4,719,547           54,536
           Robert E. Keith, Jr.                    4,719,197           54,886
           Donald T. Marshall                      4,719,372           54,711
           John P. McDonnell                       4,718,497           55,586
           Donald A. Scott                         4,715,572           58,511
           Geoffrey C. Shepard                     4,715,372           58,711
           Francis G. Ziegler                      4,717,022           57,061

                                         Votes          Votes
                                          For          Against        Abstain
                                        ------         -------        -------
2. Approval of the Amendment
   of the Bylaws                      2,603,862      2,164,995         5,226

3. Approval of the Amendment
   of the 1998 Equity
   Compensation Plan                  3,617,773      1,125,506        30,804

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





DATE:  May 17, 1999