Form 10-Q
period 1999-06-30
SUNSOURCE INC
filed 1999-08-16
CIK 1029831

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934





For the quarterly period ended June 30, 1999

Commission file number 1-13293


                                 SunSource Inc.
           -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                        23-2874736
-------------------------------                       --------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

       3000 One Logan Square
       Philadelphia, Pennsylvania                  19103
-----------------------------------------        ---------
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code:  (215) 282-1290

Securities registered pursuant to Section 12(b) of the Act:

      Title of Class                   Name of Each Exchange on Which Registered
---------------------------            -----------------------------------------
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

On August 16, 1999 there were 6,744,282 Common Shares outstanding.

                                 SUNSOURCE INC.

                                      INDEX





PART I.  FINANCIAL INFORMATION                                PAGE(S)

Item 1.  Consolidated Financial Statements

              Consolidated Balance Sheets as of June 30, 1999
              (Unaudited), December 31, 1998 and June 30, 1998
              (Unaudited)                                                3

              Consolidated Statements of Income for
              the Three Months ended June 30, 1999 and 1998
              (Unaudited)                                                4

              Consolidated Statements of Income for
              the Six Months ended June 30, 1999 and 1998
              (Unaudited)                                                5

              Consolidated Statements of Cash Flows
              for the Three Months ended June 30, 1999 and 1998
              (Unaudited)                                                6

              Consolidated Statements of Cash Flows
              for the Six Months ended June 30, 1999 and 1998
              (Unaudited)                                                7

              Consolidated Statement of Changes in Stockholders'
              Equity for the Six Months ended June 30, 1999
              (Unaudited)                                                8

              Notes to Consolidated Financial Statements
              (Unaudited)                                             9-14

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         15-26


PART II. OTHER INFORMATION                                              27




SIGNATURES                                                              28

                         SUNSOURCE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                                             June 30,                               June 30,
                                                                               1999            December 31,           1998
                                            ASSETS                         (Unaudited)             1998            (Unaudited)
                                                                           -----------          ---------           ---------
Current assets:
  Cash and cash equivalents                                                 $   2,899           $   2,796           $  14,702
  Accounts receivable, net                                                    101,683              88,629              98,051
  Inventories                                                                 116,898             112,497             104,926
  Deferred income taxes                                                        15,569               9,886              10,298
  Other current assets                                                          4,691               5,421               3,930
                                                                            ---------           ---------           ---------
      Total current assets                                                    241,740             219,229             231,907
Property and equipment, net                                                    24,576              26,770              24,223
Goodwill                                                                       86,528              77,544              69,102
Other Intangibles                                                               1,602               1,807                 812
Deferred income taxes                                                           5,356               5,202               6,654
Cash surrender value of life insurance policies                                12,891              10,262              10,123
Other assets                                                                      792                 754               1,042
                                                                            ---------           ---------           ---------

      Total assets                                                          $ 373,485           $ 341,568           $ 343,863
                                                                            =========           =========           =========


                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                          $  56,058           $  58,353           $  56,850
  Notes payable                                                                 1,243               1,770               1,306
  Current portion of capitalized lease obligations                                276                 276                 276
  Dividends / distributions payable                                              --                   676                 999
  Deferred tax liability                                                          929                 929                 935
  Accrued expenses:
    Salaries and wages                                                          6,516               8,379               5,999
    Income and other taxes                                                      1,777               4,194               4,500
    Other accrued expenses                                                     26,521              23,050              18,205
                                                                            ---------           ---------           ---------
      Total current liabilities                                                93,320              97,627              89,070
Senior notes                                                                   60,000              60,000              60,000
Bank revolving credit                                                          79,000              35,000              42,000
Capitalized lease obligations                                                     423                 566                 686
Deferred compensation                                                          13,177              11,802              11,451
Other liabilities                                                                 851                 308                 704
                                                                            ---------           ---------           ---------
      Total liabilities                                                       246,771             205,303             203,911
                                                                            ---------           ---------           ---------

Guaranteed preferred beneficial interests in the
 Company's junior subordinated debentures                                     115,376             115,551             115,727
                                                                            ---------           ---------           ---------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par, 1,000,000 shares
   authorized, none issued                                                       --                  --                  --
  Common stock, $.01 par, 20,000,000 shares authorized,
   7,221,259 issued and 6,742,159 outstanding at June 30, 1999,
   7,217,263 issued and 6,756,163 outstanding at December 31, 1998
   and 7,215,667 shares issued and outstanding at June 30, 1998                    72                  72                  72
  Additional paid-in capital                                                   21,287              21,099              20,816
  Retained earnings                                                             3,274              12,748               6,528
  Unearned compensation                                                          (322)               (229)               --
  Accumulated other comprehensive income                                       (4,268)             (4,596)             (3,191)
  Treasury stock, at cost, 479,100 shares at
   June 30, 1999; 461,100 shares at December 31,
   1998; none at June 30, 1998                                                 (8,705)             (8,380)               --
                                                                            ---------           ---------           ---------

      Total stockholders' equity                                               11,338              20,714              24,225
                                                                            ---------           ---------           ---------

      Total liabilities and stockholders'
        equity                                                              $ 373,485           $ 341,568           $ 343,863
                                                                            =========           =========           =========

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SUNSOURCE INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                           FOR THE THREE MONTHS ENDED,
                (dollars in thousands, except for share amounts)


                                                       June 30,       June 30,
                                                         1999          1998
                                                     -----------    -----------

Net sales                                            $   179,807    $   188,931
Cost of sales                                            108,075        113,437
Cost of sales - Inventory write-down
  related to restructuring (Note 1)                        2,130           --
                                                     -----------    -----------
   Gross profit                                           69,602         75,494
                                                     -----------    -----------

Operating expenses:
  Selling, general and administrative expenses            69,892         60,662
  Depreciation                                             1,541          1,173
  Amortization                                               704            556
                                                     -----------    -----------
   Total operating expenses                               72,137         62,391
                                                     -----------    -----------

Restructuring charges and asset write-down (Note 1)        8,118           --
Other expense, net                                            26              8
                                                     -----------    -----------

   Income (loss) from operations                         (10,679)        13,095

Interest expense, net                                      2,321          1,646
Distributions on guaranteed preferred
 beneficial interests                                      3,058          3,058
                                                     -----------    -----------
    Income (loss) before provision
      (benefit) for income taxes                         (16,058)         8,391

Provision (benefit) for income taxes                      (6,353)         3,776
                                                     -----------    -----------

    Net income (loss)                                $    (9,705)   $     4,615
                                                     ===========    ===========


Basic and diluted net income (loss) per common share ($     1.44)   $      0.64

Weighted average number of
  outstanding common shares                            6,742,159      7,215,422








           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SUNSOURCE INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                            FOR THE SIX MONTHS ENDED,
                (dollars in thousands, except for share amounts)


                                                         June 30,       June 30,
                                                          1999           1998
                                                      -----------    -----------

Net sales                                             $   352,918    $   360,108
Cost of sales                                             209,184        216,801
Cost of sales - Inventory write-down
  related to restructuring (Note 1)                         2,130           --
                                                      -----------    -----------
   Gross profit                                           141,604        143,307
                                                      -----------    -----------

Operating expenses:
  Selling, general and administrative expenses            133,300        119,180
  Depreciation                                              3,014          2,282
  Amortization                                              1,363          1,069
                                                      -----------    -----------
   Total operating expenses                               137,677        122,531
                                                      -----------    -----------

Restructuring charges and asset write-down (Note 1)         8,118           --
Other income, net                                             194             13
                                                      -----------    -----------

   Income (loss) from operations                           (3,997)        20,789

Interest expense, net                                       4,384          3,334
Distributions on guaranteed preferred
 beneficial interests                                       6,116          6,116
                                                      -----------    -----------
    Income (loss) before provision
      (benefit) for income taxes                          (14,497)        11,339

Provision (benefit) for income taxes                       (5,697)         5,103
                                                      -----------    -----------

    Net income (loss)                                 $    (8,800)   $     6,236
                                                      ===========    ===========


Basic and diluted net income (loss) per common share ($      1.30)   $      0.91

Weighted average number of
  outstanding common shares                             6,748,389      6,846,904













           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SUNSOURCE INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                           FOR THE THREE MONTHS ENDED,
                             (dollars in thousands)



                                                           June 30,    June 30,
                                                             1999         1998
                                                           --------    --------

Cash flows from operating activities:
  Net income (loss)                                        $ (9,705)   $  4,615
  Adjustments to reconcile net income (loss) to net
   cash used for operating activities:
     Depreciation and amortization                            2,245       1,729
     Restructuring charges and asset write-down              10,248        --
     Increase (decrease) in cash value of life insurance       (627)         41
     Benefit for deferred income taxes                       (5,749)     (1,415)
     Changes in current operating items:
        Decrease (increase) in accounts receivable            2,035      (6,398)
        Decrease in inventories                               1,233       1,073
        Decrease in other current assets                      1,610         435
        Decrease in accounts payable                         (4,817)     (1,745)
        Increase (decrease) in income taxes payable          (3,037)        814
        Decrease in accrued restructuring charges
             and transaction costs                             (500)       (275)
        Increase (decrease) in other accrued liabilities      3,820        (556)
     Other items, net                                         1,091      (1,156)
                                                           --------    --------

    Net cash used for operating activities                   (2,153)     (2,838)
                                                           --------    --------

Cash flows from investing activities:
  Proceeds from sale of property and equipment                    6         192
  Payments for acquired businesses, net of cash acquired     (1,622)    (11,156)
  Capital expenditures                                       (1,516)     (1,199)
  Investment in life insurance policies                        --          (803)
  Other, net                                                   (322)       (252)
                                                           --------    --------

    Net cash used for investing activities                   (3,454)    (13,218)
                                                           --------    --------

Cash flows from financing activities:
  Borrowings under the bank credit agreement, net             7,420      11,000
  Cash distributions / dividends to investors                  (674)       (721)
  Repayments under other credit facilities, net                (265)       (452)
  Principal payments under capitalized lease obligations        (94)       (112)
                                                           --------    --------

    Net cash provided by financing activities                 6,387       9,715
                                                           --------    --------

Net increase (decrease) in cash and cash equivalents            780      (6,341)

Cash and cash equivalents at beginning of period              2,119      21,043
                                                           --------    --------

Cash and cash equivalents at end of period                 $  2,899    $ 14,702
                                                           ========    ========


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SUNSOURCE INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                            FOR THE SIX MONTHS ENDED,
                             (dollars in thousands)




                                                           June 30,    June 30,
                                                             1999        1998
                                                           --------    --------


Cash flows from operating activities:
  Net income (loss)                                        $ (8,800)   $  6,236
  Adjustments to reconcile net income (loss) to net
   cash used for operating activities:
     Depreciation and amortization                            4,377       3,351
     Restructuring charges and asset write-down              10,248        --
     Increase in cash value of life insurance                  (741)       (813)
     Benefit for deferred income taxes                       (5,837)     (1,147)
     Changes in current operating items:
        Increase in accounts receivable                      (7,851)    (14,366)
        Increase in inventories                              (5,202)       (359)
        Decrease in other current assets                        897         633
        Increase (decrease) in accounts payable              (3,757)      5,698
        Increase (decrease) in income taxes payable          (3,095)        331
        Decrease in accrued restructuring charges
             and transaction costs                           (1,119)       (847)
        Decrease in other accrued liabilities                (1,498)       (640)
     Other items, net                                         1,022        (111)
                                                           --------    --------

    Net cash used for operating activities                  (21,356)     (2,034)
                                                           --------    --------

Cash flows from investing activities:
  Proceeds from sale of property and equipment                  280         202
  Payments for acquired businesses, net of cash acquired    (15,138)    (11,156)
  Capital expenditures                                       (3,652)     (2,177)
  Investment in life insurance policies                      (1,300)       (903)
  Other, net                                                   (386)       (389)
                                                           --------    --------

    Net cash used for investing activities                  (20,196)    (14,423)
                                                           --------    --------

Cash flows from financing activities:
  Net proceeds from issuance of common stock                   --        20,824
  Borrowings under the bank credit agreement, net            44,000       9,000
  Purchase of treasury stock at cost                           (325)       --
  Cash distributions / dividends to investors                (1,350)     (3,439)
  Repayments under other credit facilities, net                (527)       (774)
  Principal payments under capitalized lease obligations       (143)        (90)
                                                           --------    --------

    Net cash provided by financing activities                41,655      25,521
                                                           --------    --------

Net increase in cash and cash equivalents                       103       9,064

Cash and cash equivalents at beginning of period              2,796       5,638
                                                           --------    --------

Cash and cash equivalents at end of period                 $  2,899    $ 14,702
                                                           ========    ========


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SUNSOURCE INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
            EQUITY FOR THE SIX MONTHS ENDED JUNE 30, 1999 (Unaudited)

                             (dollars in thousands)


                                                                                               Accumulated
                                                            Additional                            Other                   Total
                                                  Common      Paid-in   Retained   Unearned   Comprehensive Treasury   Stockholders'
                                                   Stock      Capital   Earnings Compensation   Income (1)   Stock       Equity
                                                --------    ----------  -------- ------------ ------------- --------   ------------


Beginning Balance - December 31, 1998               $ 72    $ 21,099   $ 12,748    $ (229)      $ (4,596)   $ (8,380)    $ 20,714
                                                                                                                        ---------

  Net loss                                                               (8,800)                                           (8,800)

  Change in cumulative foreign
   translation adjustment                                                                            328                      328

                                                                                                                        ---------
  Comprehensive income                                                                                                     (8,472)
                                                                                                                        ---------

  Issuance of 3,996 shares of common stock
   to certain non-employee directors                              65                                                           65

  Dividends declared on common stock                                       (674)                                             (674)

  Stock options granted at a discount                            123                 (123)                                      -

  Amortization of stock option discount                                                30                                      30

  Repurchase of 18,000 shares of common stock                                                                   (325)        (325)

                                                --------   ---------   --------  --------     ----------   ---------    ---------
Ending Balance - June 30, 1999                      $ 72    $ 21,287   $  3,274    $ (322)      $ (4,268)   $ (8,705)    $ 11,338
                                                ========   =========   ========  ========     ==========   =========    =========



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

        Restructuring Charges and Asset Write-downs

On June 29, 1999, the Board of Directors of SunSource Inc. approved the Company's restructuring plan to reposition the Industrial Services businesses, write-down key machines at the Hillman division, and realign corporate overhead expenses. As a result of this plan, the Company recorded a restructuring charge of $4,818, key machine write-down of $3,300 and an inventory write-down related to restructuring of $2,130. Included in these charges and write-downs is $6,412 related to Industrial Services, $3,300 related to Hillman, and $536 related to Corporate Headquarters.

The Industrial Services charge of $6,412 includes termination benefits of $3,764, an inventory write-down of $2,130, other exit costs of $415 and a write-down of unamortized leasehold improvements of $103. The termination benefits of $3,764 ($2,744 for Technology Services and $1,020 for Expediter) cover about 100 employees. The other exit costs and write-down of unamortized leasehold improvements are related to lease buyouts and losses on the sale of owned facilities as a result of Technology Services' facilities consolidation. The inventory write-down of $2,130 is the result of a reduction in vendor lines resulting principally from the facility consolidation process.

                        SUNSOURCE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)




1.  Basis of Presentation (continued):


The Hillman charge of $3,300 is primarily the result of Hillman's inability to recover key machines from retailers. The $3,300 charge represents the total net book value of key machine costs that have been capitalized as of June 30, 1999.

The Corporate Headquarters component of the restructuring charge aggregates $536 comprised of other exit costs of $434 and termination benefits of $102. The other exit costs include lease termination costs of $101 and unamortized leasehold improvements of $333 on certain assets.

The following table summarizes the restructuring costs and asset write-downs charged, the balance sheet classification, and payments or adjustments made in the second quarter 1999.

                                                        Termina-         Other
                                            Asset        tion            Exit
Balance Sheet Classification           Write-Downs      Benefits         Costs        Total
----------------------------           -----------      --------         -----       -------
Opening Balance June 29, 1999:
Inventory Write-down                    $  2,130             --             --       $ 2,130
Unamortized Key Machines                $  3,300             --             --       $ 3,300
Unamortized leasehold
improvements                            $    436             --             --       $   436
Current - other accrued expense               --        $ 3,096          $ 435       $ 3,531
Long-term - other liabilities                 --        $   770          $  81       $   851
                                        --------        -------          -----       -------
     Totals                             $  5,866        $ 3,866          $ 516       $10,248



Payments/charges during quarter:
Unamortized Key Machines                $ (3,300)            --             --       $(3,300)
Unamortized leasehold
improvements                                (436)            --             --       $  (436)
Current - other accrued expense               --        $  ( 98)          $(53)      $  (151)
                                        --------        -------          -----       -------
     Totals                             $ (3,736)       $  ( 98)          $(53)      $(3,887)


Ending Balance June 30, 1999:
Inventory Write-down                    $  2,130             --             --       $ 2,130
Current - other accrued expense               --        $ 2,998          $ 382       $ 3,380
Long-term - other liabilities                 --        $   770          $  81       $   851
                                        --------        -------          -----       -------
     Totals                             $  2,130        $ 3,768          $ 463       $ 6,361
                                        ========        =======          =====       =======



The Board's approval of the restructuring plan provided the Company's management with the authority to involuntarily terminate employees. The Company has established the levels of benefits that the terminated employees will receive and informed the employees of their termination benefits prior to the close of business on June 30, 1999.

SUNSOURCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                                                 (dollars in thousands)


2.  Acquisitions:


On February 9, 1999, Harding acquired all of the outstanding common stock of Pritchard Glass, Inc. and Premier Glass Services, Inc. for an aggregate net cash consideration of $11,301, including debt repayments of $3,272 and transaction costs of $429, plus the assumption of certain liabilities aggregating $3,189. Harding recorded goodwill of $7,367 related to this acquisition.

During the first six months, Harding also acquired the assets of three retail glass shops for net cash consideration, including transaction costs, of $2,085 plus the assumption of certain liabilities of $467. Harding recorded goodwill of $1,914 related to these acquisitions.

Cash payments for acquisitions in the first six months of 1999 also includes disbursements totaling $1,752 related to prior year acquisitions for post-closing adjustments.

The following disclosures indicate the Company's estimate of financial results had all 1998 and 1999 acquisitions been consummated on January 1, 1998:

                                                           Pro forma
                                                    ----------------------
                                                       Six Months Ended
                                                     6/30/99     6/30/98
                                                    ---------   ---------
         Net sales                                   $355,973    $384,483
         Income (loss) before extrordinary items       (8,733)      7,008
         Net income (loss)                             (8,733)      7,008
         Basic and diluted earnings per share          ($1.29)      $1.02


3. Lines of Credit and Long-Term Debt:


As of June 30, 1999, the Company had $5,670 available under its $90,000 Bank Credit Agreement which provides revolving credit for working capital purposes and acquisitions through September 30, 2002. The Company had $139,699 of outstanding long-term debt and capital lease obligations at June 30, 1999, consisting of bank borrowings of $79,000, outstanding senior notes of $60,000 and capital lease obligations of $699. The Company also had $5,330 of Letters of Credit charged against its available borrowing on the revolving credit facility. The Company has another credit facility available in the amount of $500 for letter of credit commitments only, of which no amount was outstanding as of June 30, 1999. In addition, an indirect, wholly-owned Canadian subsidiary of the Company has a $2,500 Canadian dollar line of credit for working capital purposes of which no amount was outstanding at June 30, 1999.

Accounts payable has been increased to include a reclassification of $3,552 representing checks issued as of June 30, 1999 for which funds would have had to have been drawn against the Company's revolving credit facility if they had been presented on that date.


4.   Guaranteed Preferred Beneficial Interests in the Company's
     Junior Subordinated Debentures:


The sole assets of the Trust are the Junior Subordinated Debentures. The obligations of the Company under the Declaration of Trust of the Trust, the Indenture, the Preferred Securities Guarantee and the Junior Subordinated Debentures in the aggregate constitute a full and unconditional guarantee by the Company of the Trust's obligations under the Trust Preferred Securities. The

                        SUNSOURCE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)



4.   Guaranteed Preferred Beneficial Interests in the Company's
     Junior Subordinated Debentures (continued):


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


6.  Stockholders' Equity:


         Earnings per Share

The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share". SFAS 128 requires the presentation of basic and diluted earnings per share for companies with complex capital structures. Under the Company's Equity Compensation Plan, certain executives and key employees have been granted a total of 773,495 options to purchase shares of the Company's common stock having a potentially dilutive effect on earnings per share. In accordance with SFAS 128, for the three and six months ended June 30, 1999, these shares do not enter into the calculation of diluted earnings per share as a result of the Company reporting a net loss from operations in both periods.

                        SUNSOURCE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)


6.  Stockholders' Equity (continued):


         Common Shares Issued to Certain Non-Employee Directors

Under the Company's Stock Compensation Plan for Non-Employee Directors, certain non-employee directors were issued 3,996 Common Shares at fair market value in the first six months of 1999, which results in a compensation charge of $65.

         Stock Options

In March, 1999, the Compensation Committee of the Board of Directors granted 90,000 non-qualified stock options under the Company's 1998 Equity Compensation Plan at fair market value.

In April, 1999, the Compensation Committee of the Board of Directors granted the following stock options under the Company's 1998 Equity Compensation Plan:

         (1)  300,000 non-qualified stock options at fair market value.
         (2)   55,000 non-qualified stock options at 85% of fair market value.
         (3)  117,000 incentive stock options at fair market value.

         Common Stock Dividend

On March 29, 1999, the Board of Directors declared a dividend of $0.10 per Common Share which was paid on April 19, 1999, to holders of record as of April 8, 1999. On June 30, 1999, the Board of Directors of the Company suspended indefinitely the quarterly cash dividend of $.10 per Common Share.

         Treasury Stock

On August 6, 1998, the Company's Board of Directors authorized $15,000 for management to repurchase up to 10% of the Company's outstanding common stock through open market transactions and private block trades, dependent upon market conditions. At June 30, 1999, the number of shares purchased under this authorization was 479,100 which are held in treasury at an aggregate cost of $8,705. The Company is currently restricted from making additional repurchases as a result of debt covenants under its credit agreements.


7. Segment Information:


The following supplemental table of segment tangible assets is presented due to the increase in segment tangible assets during the six months ended June 30, 1999, which represents primarily additional investments in accounts receivable and inventory:


                                                            $             %
                               6/30/99     12/31/98     INC(DEC)      INC(DEC)
                               -------     --------     -------       --------

Technology Services          $ 78,644     $ 85,460     $ (6,816)       (8.0)%
Expediter                      46,165       42,479        3,686         8.7%
Integrated Supply              17,036       15,343        1,693        11.0%
Hillman                        71,934       59,487       12,447        20.9%
Harding                        32,889       27,642        5,247        19.0%
                             --------     --------     --------
 Total Tangible Assets       $246,668     $230,411     $ 16,257         7.1%
                             ========     ========     ========

                        SUNSOURCE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)



8.  Subsequent Event:


         Sale of Division

On July 1, 1999, the Company sold the net assets of Industrial Services' Fastener Business serving original equipment manufacturers. Sales from the Fastener Business aggregated $5,449 and $10,954 for the three and six months ended June 30, 1999, respectively.

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

General

SunSource Inc. (the "Company") is one of the largest providers of value-added services and products to retail and industrial markets in North America. The Company is organized into three businesses which are SunSource Industrial Services Company, Inc., The Hillman Group, Inc.("Hillman") and Harding Glass,Inc. ("Harding").

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


Restructuring Charges and Asset Write-downs

In the second quarter of 1999, the Company recorded a restructuring charge of $4.8 million, key machine write-down of $3.3 million and an inventory write-down related to the restructuring plan of $2.1 million. The charges and write-downs are a result of the Company's restructuring plan to reposition the Industrial Services businesses, write-down key machines at the Hillman division, and realign corporate overhead expenses. Included in these charges and write-downs are $6.4 million related to Industrial Services, $3.3 million related to Hillman, and $0.5 million related to Corporate Headquarters. The Company expects to complete the restructuring plan within six months. The overall restructuring plan and related management actions are expected to generate over $10.0 million in annual cost savings company-wide beginning in the fourth quarter of 1999.

The Industrial Services charges and write-downs of $6.4 million includes termination benefits of $3.8 million, an inventory write-down of $2.1 million, other exit costs of $0.4 million and a write-down of unamortized leasehold improvements of $0.1 million. The termination benefits of $3.8 million are comprised of $2.8 million and $1.0 million for Technology Services and Expediter, respectively as a result of the termination of about 100 employees. The other exit costs and write-down of unamortized leasehold improvements are related to lease buyouts and losses on the sale of owned facilities as a result of Technology Services' facilities consolidation. The inventory write-down is the result of a reduction in vendor lines carried resulting from the facility consolidation process.

The Hillman charge of $3.3 million is primarily the result of Hillman's inability to recover key machines from retailers. The $3.3 million charge represents the net book value of key machine costs that have been capitalized as of June 30, 1999.

The Corporate Headquarters component of the restructuring charge is comprised of other exit costs of $0.4 million and termination benefits of $0.1 million. The other exit costs include lease termination costs and unamortized leasehold improvements on certain assets.

See Note 1 of "Notes to Consolidated Financial Statements" for the accounting recognition of the restructuring charges.


Acquisitions

On February 9, 1999, Harding acquired all of the outstanding common stock of Pritchard Glass, Inc. ("Pritchard") and Premier Glass Services, Inc. ("Premier") for an aggregate net cash consideration of $11.3 million, including debt repayments of $3.3 million and transaction costs of $0.4 million, plus the assumption of certain liabilities aggregating $3.2 million. Sales of Pritchard and Premier aggregated approximately $25 million for the twelve-month period prior to acquisition. This acquisition adds twenty-one retail glass shops, expanding Harding's business into the North and South Carolina markets.

In addition, in the first six months of 1999, Harding acquired the assets of three retail glass shops for a net cash consideration of $2.1 million, including transaction costs, plus the assumption of certain liabilities of $0.5 million which had sales aggregating approximately $3.2 million for the twelve-month period prior to acquisition. These acquisitions expand Harding's business into the Columbus, Georgia, Las Vegas, Nevada and Tampa, Florida markets.


Stock Repurchase

On August 6, 1998, the Company's Board of Directors authorized $15.0 million for management to repurchase up to 10% of the Company's outstanding common shares through open market transactions and private block trades dependent upon market conditions. The Company has acquired and placed into treasury 479,100 common shares through June 30, 1999, at an average cost of $18.12 per common share. The Company is currently restricted from making additional repurchases as a result of debt covenants under its credit agreements.

Stock Options

In March, 1999, the Compensation Committee of the Board of Directors granted 90,000 non-qualified stock options under the Company's 1998 Equity Compensation Plan at fair market value.

In April, 1999, the Compensation Committee of the Board of Directors granted the following stock options under the Company's 1998 Equity Compensation Plan:

           (1)   300,000 non-qualified stock options at fair market value.
           (2)   55,000 non-qualified stock options at 85% of fair market value.
           (3)   117,000 incentive stock options at fair market value.

Results of Operations

Segment Sales and Profitability for the Three and Six Months Ended June 30, 1999 and 1998

                                                           (dollars in thousands)

                                                        FOR THE THREE MONTHS ENDED,
                                            --------------------------------------------------------
                                                   June 30, 1999                June 30, 1998
                                            --------------------------  ----------------------------
                                                              % TOTAL                      % TOTAL
Sales                                           AMOUNT         SALES         AMOUNT          SALES
                                            ------------  ------------ ---------------- ------------
SunSource Industrial Services
    Technology Services                        $ 65,196         36.3%         $ 87,146        46.1%
    Expediter                                    31,835         17.7%           31,902        16.9%
    Integrated Supply (1)                         9,960          5.5%           12,851         6.8%
                                            ------------  ------------ ---------------- ------------
        Industrial Services                     106,991         59.5%          131,899        69.8%
Hillman (2) (3)                                  41,261         22.9%           33,107        17.5%
Harding (4)                                      31,555         17.5%           23,925        12.7%
                                            ------------  ------------ ---------------- ------------
    Consolidated Net Sales                     $179,807        100.0%         $188,931       100.0%
                                            ============  ============ ================ ============

                                                              % OF                          % OF
Gross Profit                                                 SALES                         SALES
                                                          ------------                  ------------
SunSource Industrial Services
    Technology Services (5)                    $ 13,352         20.5%         $ 22,484        25.8%
    Expediter                                    21,956         69.0%           22,699        71.2%
    Integrated Supply                             2,945         29.6%            3,328        25.9%
                                            ------------               ----------------
        Industrial Services                      38,253         35.8%           48,511        36.8%
Hillman                                          21,707         52.6%           17,090        51.6%
Harding                                          11,772         37.3%            9,893        41.4%
                                            ------------               ----------------
    Consolidated Gross Profit
    before inventory write down
    related to restructuring                     71,732         39.9%           75,494        40.0%
Inventory write down
related to restructuring                         (2,130)        (1.2%)               -         0.0%
                                            ------------               ----------------
    Consolidated Gross Profit                  $ 69,602         38.7%         $ 75,494        40.0%
                                            ============               ================

EBITA (7)
SunSource Industrial Services
    Technology Services (6)                    $ (6,309)        (9.7%)          $4,052         4.6%
    Expediter                                     4,427         13.9%            5,446        17.1%
    Integrated Supply                               498          5.0%              609         4.7%
                                            ------------               ----------------
        Industrial Services                      (1,384)        (1.3%)          10,107         7.7%
Hillman                                           4,057          9.8%            3,679        11.1%
Harding                                             523          1.7%            1,522         6.4%
                                            ------------               ----------------
    Total operations before
    corporate expenses                            3,196          1.8%           15,308         8.1%
Corporate expenses                               (2,923)        (1.6%)          (1,657)       (0.9%)
                                            ------------               ----------------
    Consolidated EBITA before
    Restructuring charges
    including inventory write down                  273          0.2%           13,651         7.2%
Restructuring charges including
asset and inventory write downs                 (10,248)        (5.7%)               -         0.0%
                                            ------------               ----------------
    Consolidated EBITA                         $ (9,975)        (5.5%)        $ 13,651         7.2%
                                            ============               ================



                                                              FOR THE SIX MONTHS ENDED,
                                             ------------------------------------------------------------
                                                     June 30, 1999                  June 30, 1998
                                             -----------------------------  -----------------------------
                                                                  % TOTAL                        % TOTAL
Sales                                              AMOUNT          SALES          AMOUNT          SALES
                                             ---------------- ------------  ---------------- ------------
SunSource Industrial Services
    Technology Services                             $133,466        37.8%          $169,111        47.0%
    Expediter                                         63,068        17.9%            63,233        17.6%
    Integrated Supply (1)                             19,388         5.5%            25,052         7.0%
                                             ---------------- ------------  ---------------- ------------
        Industrial Services                          215,922        61.2%           257,396        71.5%
Hillman (2) (3)                                       77,180        21.9%            58,290        16.2%
Harding (4)                                           59,816        16.9%            44,422        12.3%
                                             ---------------- ------------  ---------------- ------------
    Consolidated Net Sales                          $352,918       100.0%          $360,108       100.0%
                                             ================ ============  ================ ============

                                                                  % OF                           % OF
Gross Profit                                                     SALES                          SALES
                                                              ------------                   ------------
SunSource Industrial Services
    Technology Services (5)                         $ 31,450        23.6%          $ 43,347        25.6%
    Expediter                                         43,775        69.4%            45,139        71.4%
    Integrated Supply                                  5,587        28.8%             6,443        25.7%
                                             ----------------               ----------------
        Industrial Services                           80,812        37.4%            94,929        36.9%
Hillman                                               40,705        52.7%            30,401        52.2%
Harding                                               22,217        37.1%            17,977        40.5%
                                             ----------------               ----------------
    Consolidated Gross Profit
    before inventory write down
    related to restructuring                         143,734        40.7%           143,307        39.8%
Inventory write down
related to restructuring                              (2,130)       (0.6%)                -         0.0%
                                             ----------------               ----------------
    Consolidated Gross Profit                       $141,604        40.1%          $143,307        39.8%
                                             ================               ================

EBITA (7)
SunSource Industrial Services
    Technology Services (6)                         $ (5,181)       (3.9%)           $6,736         4.0%
    Expediter                                          9,622        15.3%            10,400        16.4%
    Integrated Supply                                    914         4.7%             1,169         4.7%
                                             ----------------               ----------------
        Industrial Services                            5,355         2.5%            18,305         7.1%
Hillman                                                6,935         9.0%             5,855        10.0%
Harding                                                  303         0.5%             1,572         3.5%
                                             ----------------               ----------------
    Total operations before
    corporate expenses                                12,593         3.6%            25,732         7.1%
Corporate expenses                                    (4,979)       (1.4%)           (3,874)       (1.1%)
                                             ----------------               ----------------
    Consolidated EBITA before
    Restructuring charges
    including inventory write down                     7,614         2.2%            21,858         6.1%
Restructuring charges including
asset and inventory write downs                      (10,248)       (2.9%)                -         0.0%
                                             ----------------               ----------------
    Consolidated EBITA                              $ (2,634)       (0.7%)         $ 21,858         6.1%
                                             ================               ================

(1) Includes sales of $2,539 and $4,368 for the three and six months ended June 30, 1998, respectively related to integrated supply contracts cancelled in 1998.

(2) Includes sales from businesses acquired in 1998 of $5,226 and $9,821 for three and six months ended June 30, 1999, respectively and $2,244 for both the three and six months ended June 30, 1998.

(3) Includes a reduction in sales and gross profit of $1,271 and $2,185 for the three and six months ended June 30, 1998, respectively to conform to current accounting for customer rebates.

(4) Includes sales of $11,561 and $1,046 for three months ended June 30, 1999 and 1998, respectively and $20,365 and $1,458 for the six months ended June 30, 1999 and 1998, respectively related to businesses acquired in 1999, 1998 and 1997. Also includes sales from branches closed in 1998 of $440 and $1,199 for the three and six months ended June 30, 1998, respectively.

(5) Includes nonrecurring charges related to warranty claims, customer credits and other inventory adjustments in the Technology Services divisions of $2,780 and $3,330 for the three and six months ended June 30, 1999, respectively. Excluding these charges, Technology Services gross profit was $16,132 or 24.7% and $34,780 or 26.1% for the three and six months ended June 30, 1999, respectively.

(6) Includes nonrecurring charges related to the integration of the Technology Services Divisions of $4,717 and $5,952 for the three and six months ended June 30, 1999, respectively. Excluding these charges, Technology Services EBITA was ($1,592) or (2.4%) and $771 or 0.6% for the three and six months ended June 30, 1999, respectively.

(7) "EBITA" (earnings before interest, taxes, and amortization) is defined as income (loss) from operations before amortization.

Three Months Ended June 30, 1999 and 1998

Net sales decreased $9.1 million or 4.8% in the three months ended June 30, 1999 to $179.8 million from $188.9 million in 1998. Sales variances by business segment are as follows:

                                                  Sales Increase    (Decrease)
                                                  ----------------------------
                                                      Amount            %
                                                  --------------    ----------
                                                  (In thousands)
        SunSource Industrial Services Company
             Technology Services                      $(21,950)       (25.2)%
             Expediter                                     (67)        (0.2)%
             Integrated Supply                          (2,891)       (22.5)%
                                                      --------     --------
                Industrial Services                    (24,908)       (18.9)%
        Hillman                                          8,154         24.6 %
        Harding                                          7,630         31.9 %
                                                      --------
                Total Company                         $ (9,124)        (4.8)%
                                                      ========

Technology Services sales decreased $22.0 million or 25.2% in the second quarter of 1999 to $65.2 million from $87.2 million in 1998 as a result of the restructuring of the sales force as well as the effects of the global economy on original equipment manufacturers' end markets. Expediter sales decreased slightly in 1999 to $31.8 million from $31.9 million in 1998 as a result of reduced manpower in certain sales territories. Integrated Supply sales decreased $2.9 million or 22.5% in the second quarter of 1999 to $10.0 million from $12.9 million in the 1998 period as a result of contracts canceled after the second quarter of 1998 which generated sales of $2.5 million in the second quarter of 1998. Excluding terminated contracts, Integrated Supply sales decreased 3.4% in the comparison period.

Hillman's sales increased $8.2 million or 24.6% in the second quarter of 1999 to $41.3 million from $33.1 million in the 1998 comparison period as a result of sales from newly acquired businesses of $4.5 million and $3.7 million in growth from new accounts and expansion of new and existing product lines.

Harding's sales increased $7.6 million or 31.9% in the second quarter of 1999 to $31.5 million from $23.9 million in the 1998 comparison period as a result of an increase of $5.6 million from newly acquired retail glass shops and an increase in retail, wholesale, contract and other product line sales of $2.9 million, offset by the discontinuation of certain low-margin product lines resulting in reduced sales of $0.9 million. Growth in Harding's retail glass shops is expected to continue as a result of sales development programs and the recent acquisitions.

The Company's sales backlog on a consolidated basis was $61.1 million as of June 30, 1999, compared with $66.4 million at December 31, 1998, and $77.3 million as of June 30, 1998, a decrease of 8.0% and 21.0%, respectively.

The Company's consolidated gross margin (before the inventory write-down related to restructuring of $2.1 million and non-recurring charges related to integration of the Technology Services divisions of $2.8 million) was 41.4% in the second quarter of 1999 compared with 40.0% in the second quarter of 1998. SunSource Industrial Services Company's gross margin before the aforementioned charges was 38.4% in the second quarter of 1999 compared with 36.8% in the second quarter of 1998, an increase of 1.6%. Technology Services' gross margin before the aforementioned charges decreased 1.1% in the second quarter of 1999 as a result of sales mix. The Expediter activity's gross margin declined 2.2% in the second quarter of 1999 as a result of increased packaging cost absorption in the 1999 period, a change in sales mix and competitive pricing pressures. The Integrated

Supply activity's gross margin increased 3.7% in the second quarter of 1999 resulting from sales mix. Hillman's gross margin increased 1.0% in the second quarter comparison periods as a result of substantial increases in sales of keys to major U.S. hardware chains carrying higher margins than other hardware products. Harding's gross margin decreased 4.1% in the comparison period as a result of an increase in contract sales at lower gross margins than the overall retail glass business and pricing pressure from insurance companies in the auto glass sector.

The Company's selling, general and administrative ("S,G&A") expenses before non-recurring charges of $1.9 million related to integration of the Technology Services divisions increased by $7.3 million to $68.0 million in the second quarter of 1999 from $60.7 million in second quarter of 1998. Selling expenses increased $1.9 million, primarily as a result of the acquisitions at Hillman and Harding, offset by decreases in all other businesses as a result of reduced sales levels. Warehouse and delivery expenses increased $2.1 million as a result of integration costs for the 1998 acquisitions at Hillman and facility reorganization costs at Technology Services. The increase in general and administrative expenses of $3.3 million is also attributable to the integration of the newly acquired businesses at Harding and Hillman and increased facilities costs in the Technology Services division.

S,G&A expenses as a percentage of sales excluding the non-recurring charges compared with the second quarter of 1998 was as follows:

                                                  Three Months ended June 30,
                                                  ---------------------------
                                                     1999             1998
                                                     ----             ----
        Selling Expenses                             18.2%            16.3%
        Warehouse and Delivery Expenses               7.4%             5.9%
        General and Administrative Expenses          12.2%             9.9%
                                                    -----            -----
                 Total S,G&A Expenses                37.8%            32.1%
                                                   ======            =====

Overall, as a percentage of sales, total S,G&A expenses increased due mainly to the decrease in sales levels in relation to the fixed cost component of S,G&A expenses.

EBITA from operations after corporate expenses and before restructuring charges and key machine write-down of $8.1 million, inventory write-down related to restructuring of $2.1 million and non-recurring charges of $4.7 million related to the integration of the Technology Services divisions was $5.0 million for the three months ended June 30, 1999, compared with $13.7 million for the same prior-year period.

The Company's consolidated operating profit margin (EBITA, as a percentage of sales) after corporate expenses and before the aforementioned charges declined to 2.8% in the second quarter of 1999 compared with 7.2% in the same prior-year quarter. SunSource Industrial Services Company's operating profit margin excluding these charges decreased to 3.1% in the second quarter of 1999 from 7.7% in the same quarter of 1998, primarily reflecting reduced 1999 sales and increased expenses related to the reorganization of sales and administrative functions in the Technology Services segment and Expediter's gross margin decline discussed above. Hillman's operating profit margin excluding the write-down of key machines of $3.3 million decreased in the second quarter of 1999 to 9.8% from 11.1% in the same quarter of 1998 as a result of initial sales returns and allowances to attract new accounts and increased selling expenses for new field staff related primarily to 1998 acquisition activities. Harding's operating profit margin declined in the second quarter of 1999 to 1.7% from 6.4% in same quarter of 1998 as a result of increased selling and administrative expenses related to integration costs for newly acquired businesses.

Depreciation expense increased $0.4 million to $1.5 million in the second quarter of 1999 from $1.1 million in same quarter of 1998 as a result of acquisition activity at Hillman and Harding and an overall increase in the depreciable fixed asset base due to investment in the Company's core businesses.

Amortization expense increased $0.1 million to $0.7 million in the second quarter of 1999 as a result of acquisition activity at Hillman and Harding.

Interest expense, net increased $0.7 million in the second quarter of 1999 to $2.3 million due primarily to increased borrowings on the Company's revolving credit facility as a result of cash requirements to fund the Company's acquisition activities and working capital investment.

The Company pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.2 million. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. For the three months ended June 30, 1999 and 1998, the Company paid $3.1 million in interest on the Junior Subordinated Debentures, equivalent to the amounts distributed by the Trust.

        Six Months Ended June 30, 1999 and 1998

Net sales decreased $7.2 million or 2.0% in the six months ended June 30, 1999 to $352.9 million from $360.1 million in 1998. Sales variances by business segment are as follows:

                                                     Sales Increase (Decrease)
                                                     -------------------------
                                                        Amount            %
                                                    (In thousands)
                                                    --------------  ----------
        SunSource Industrial Services Company
             Technology Services                       $(35,645)       (21.1)%
             Expediter                                     (165)        (0.3)%
             Integrated Supply                           (5,664)       (22.6)%
                                                       ---------
                Industrial Services                     (41,474)       (16.1)%
        Hillman                                          18,890         32.4 %
        Harding                                          15,394         34.7 %
                                                       --------
                Total Company                          $ (7,190)        (2.0)%
                                                       ========

Technology Services sales decreased $35.6 million or 21.1% in the first half of 1999 to $133.5 million from $169.1 million in 1998 as a result of the restructuring of the sales force as well as the effects of the global economy on original equipment manufacturers' end markets. Expediter sales decreased slightly in 1999 to $63.0 million from $63.2 million in 1998 as a result of reduced manpower in certain sales territories. Integrated Supply sales decreased $5.7 million or 22.6% in the first half of 1999 to $19.4 million from $25.1 million in the 1998 period as a result of contracts canceled after the second quarter of 1998 which generated sales of $4.4 million in the first half of 1998. Excluding terminated contracts, Integrated Supply sales decreased 6.3% in the comparison period.

Hillman's sales increased $18.9 million or 32.4% in the first half of 1999 to $77.2 million from $58.3 million in the 1998 comparison period as a result of sales from newly acquired businesses of $9.0 million, and $9.2 million in growth from new accounts and expansion of new and existing product lines. Harding's sales increased $15.4 million or 34.7% in the first half of 1999 to $59.8 million from $44.4 million in the 1998 comparison period as a result of an increase of $14.1 million from newly acquired retail glass shops and an increase in retail, wholesale, contract and other product line sales of $3.0 million, offset by the discontinuation of certain low-margin product lines resulting in reduced sales of $1.7 million. Growth in Harding's retail glass shops is expected to continue as a result of sales development programs and the recent acquisitions.

The Company's consolidated gross margin before the inventory write-down related to restructuring of $2.1 million and non-recurring charges related to integration of the Technology Services divisions of $3.3 million was 41.7% in the first half of 1999 compared with 39.8% in the first half of 1998. SunSource Industrial Services Company's gross margin before the aforementioned charges was 39.0% in the first half of 1999 compared with 36.9% in the first half of 1998, an increase of 2.1%. Technology Services' gross margin before the aforementioned charges increased 0.5% in the first half of 1999 as a result of tighter pricing controls offset by decreases resulting from sales mix. The Expediter activity's gross margin declined 2.0% in the first half of 1999 as a result of increased packaging cost absorption in the 1999 period, a change in sales mix and competitive pricing pressures. The Integrated Supply activity's gross margin increased 3.1% in the first half of 1999 resulting from sales mix. Hillman's gross margin increased 0.5% in the six-month comparison periods as a result of substantial increases in sales of keys to major U.S. hardware chains carrying higher margins than other hardware products. Harding's gross margin decreased 3.4% in the comparison period as a result of an increase in contract sales at lower gross margins than the overall retail glass business and pricing pressure from insurance companies in the auto glass sector.

The Company's S,G&A expenses before non-recurring charges related to integration of the Technology Services divisions of $2.7 million increased by $11.5 million to $130.7 million in the first half of 1999 from $119.2 million in first half of 1998. Selling expenses increased $3.2 million, primarily as a result of the acquisitions at Hillman and Harding, offset by decreases in all other businesses as a result of reduced sales levels. Warehouse and delivery expenses increased $4.3 million as a result of integration costs for the 1998 acquisitions at Hillman and facility reorganization costs at Technology Services. The increase in general and administrative expenses of $4.0 million is also attributable to the integration of the newly acquired businesses at Harding and Hillman and increased facilities costs in the Technology Services division.

S,G&A expenses as a percentage of sales excluding the previously mentioned non-recurring charges compared with the first half of 1998 was as follows:

                                                  Six Months ended June 30,
                                                  -------------------------
                                                     1999         1998
                                                     ----         ----
        Selling Expenses                             17.9%        16.7%
        Warehouse and Delivery Expenses               7.3%         5.9%
        General and Administrative Expenses          11.8%        10.5%
                                                    -----        -----
                 Total S,G&A Expenses                37.0%        33.1%
                                                    =====        =====

Overall, as a percentage of sales, total S,G&A expenses increased due mainly to the decrease in sales levels in relation to the fixed cost component of S,G&A expenses.

EBITA from operations after corporate expenses and before restructuring charges and key machine write-down of $8.1 million, inventory write-down related to restructuring of $2.1 million and the aforementioned non-recurring charges of $6.0 million was $13.6 million for the six months ended June 30, 1999, compared with $21.9 million for the same prior-year period.

The Company's consolidated operating profit margin (EBITA, as a percentage of sales) after corporate expenses and before the aforementioned charges declined to 3.8% in the first half of 1999 compared with 6.1% in the same prior-year period. SunSource Industrial Services Company's operating profit margin excluding these charges decreased to 5.2% in the first half of 1999 from 7.1% in 1998, primarily reflecting reduced 1999 sales and increased expenses related to the reorganization of sales and administrative functions in the Technology Services segment and Expediter's gross margin decline discussed above. Hillman's operating profit margin excluding restructuring charges related to the write-off of key machines of $3.3 million decreased in the first half of 1999 to 9.0% from 10.0% in 1998 as a result of initial sales returns and allowances to attract new accounts and increased selling expenses for new field staff related primarily to 1998 acquisition activities. Harding's operating profit margin declined in the first half of 1999 to 0.5% from 3.5% in 1998 as a result of increased selling and administrative expenses related to integration costs for newly acquired businesses.

Depreciation expense increased $0.7 million to $3.0 million in the first half of 1999 from $2.3 million in 1998 as a result of acquisition activity at Hillman and Harding and an overall increase in the depreciable fixed asset base due to investment in the Company's core businesses.

Amortization expense increased $0.3 million to $1.4 million in the first half of 1999 as a result of acquisition activity at Hillman and Harding.

Interest expense, net increased $1.1 million in the first half of 1999 to $4.4 million due primarily to increased borrowings on the Company's revolving credit facility as a result of cash requirements to fund the Company's acquisition activities and working capital investment.

The Company pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.2 million. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. For the six months ended June 30, 1999 and 1998, the Company paid $6.1 million in interest on the Junior Subordinated Debentures, equivalent to the amounts distributed by the Trust.

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

Liquidity and Capital Resources

Earnings before interest, taxes, depreciation and amortization ("EBITDA")was $6.5 million in the second quarter of 1999 compared with $14.8 million in the same quarter of 1998 and $16.6 million in the first six months of 1999 compared with $24.1 million in 1998, excluding restructuring charges of $4.8 million, key machine write-down of $3.3 million and inventory write-down related to restructuring of $2.1 million for the three and six months ended June 30, 1999, and the aforementioned non-recurring charges of $4.7 million and $6.0 million for the three and six months ended June 30, 1999, respectively. The Company's net interest coverage ratio for the six months ended June 30, 1999, declined to 1.16X (earnings before interest, distributions on Trust Preferred Securities and income taxes, excluding the aforementioned charges, over net interest expense and distributions on Trust Preferred Securities), from 2.20X in the 1998 comparison period as a result of reduced earnings and increased interest expense.

The Company's cash position of $2.9 million as of June 30, 1999, increased $0.1 million from the balance at December 31, 1998. Cash was provided during this period primarily from net borrowings under the bank revolver ($44.0 million)and proceeds from the sale of property and equipment ($0.3 million). Cash was used during this period predominantly for working capital investments in operations ($21.4 million), acquisitions ($15.1 million), cash distributions to investors ($1.4 million), capital expenditures ($3.7 million), repayments under other credit facilities ($0.5 million), purchase of treasury stock ($0.3 million), investment in life insurance ($1.3 million) and other items, net ($0.5 million).

The Company's working capital position of $148.4 million at June 30, 1999, represents an increase of $26.8 million from the December 31, 1998 level of $121.6 million and an increase of $5.6 million from the June 30, 1998 level of $142.8 million. The Company's current ratio increased to 2.59x at June 30, 1999 from 2.25x at December 31, 1998, as a result of increased accounts receivable and inventories. The current ratio decreased slightly from the June 30, 1998 level of 2.60x.

As of June 30, 1999, the Company had $5.7 million available under its credit facilities. The Company had $139.7 million of outstanding long-term debt at June 30, 1999, consisting of a $60.0 million Senior Note currently at 7.91%, bank borrowings totaling $79.0 million at an effective interest rate of 6.48%, and capitalized lease obligations of $0.7 million at various interest rates. An indirect, wholly-owned Canadian subsidiary of the Company had a $2.5 million Canadian dollar line of credit for working capital purposes, of which no amount was outstanding at June 30, 1999.

As of June 30, 1999, the Company's total debt (including dividends payable) as a percentage of its consolidated capitalization (total debt, Trust Preferred Securities and stockholders' equity) was 52.4% compared with 41.5% as of December 31, 1998 and 42.5% as of June 30, 1998. The Company's consolidated capitalization (including dividends payable) as of June 30, 1999, was $266.4 million compared to $232.8 million at December 31, 1998 and $243.2 million as of June 30, 1998.

The Company anticipates spending $6.0 million for capital expenditures in 1999, primarily for warehouse improvements, machinery and equipment and computer hardware and software.

On March 29, 1999, the board of Directors declared a dividend of $.10 per Common Share which was paid on April 19, 1999, to holders of record as of April 8, 1999. On June 30, 1999, the Board of Directors of the Company suspended indefinitely the quarterly cash dividend of $.10 per common share.

The Company has deferred tax assets aggregating $20.9 million as of June 30, 1999, as determined in accordance with SFAS 109. Management believes that the Company's deferred tax assets will be realized through the reversal of existing temporary differences between the financial statement and tax bases, as well as through future taxable income.

Year 2000 Issue

The following discussion is an update of the Company's Y2K disclosure contained in its annual report on Form 10-K for the year-ended December 31, 1998. Each of the individuals responsible for the Y2K plans within the Company's business segments continues to update senior management on a quarterly basis regarding Y2K matters. Plans and locations with critical 1999 dates and activities required to achieve Y2K compliance are being monitored on a more frequent basis by management.
                                                                   Page 24 of 28

State of Readiness

SunSource Industrial Services

o The remediation of the Expediter segment's proprietary software has been completed utilizing an outside consultant. The testing of this remediation is approximately 90% complete and is targeted for full completion by the end of the third quarter of 1999. Expediter also continues to expect that its critical personal computer ("PC") hardware and purchased software will be compliant and fully-tested by September 30, 1999.

o Technology Services' conversion of all its operating units to the third-party purchased computer system is approximately 60% complete and is currently targeted for full completion and testing by October 31, 1999. The remaining unconverted units utilize hardware and software applications that are Y2K compliant.

Hillman

Hillman has completed remediation (including full testing) on 100% of its proprietary software programs. Hillman's critical purchased software applications and hardware have been certified by the vendors to be compliant, except for several applications (i.e. payroll and shipping) which are expected to be upgraded or replaced by October 31, 1999.

Harding

Harding's installation of the Y2K compliant version of its critical purchased point-of-sale software application and its related hardware operating system is 95% complete and is expected to be completed by the end of the third quarter of 1999. Harding installed a version update to its purchased financial software in July 1999. Harding completed the necessary upgrades for network servers and PC hardware during the first quarter of 1999. Since Harding does not have standardized telephone systems at its 125 locations, an assessment of Y2K compliance for the different telephone systems is being performed due to the important role the telephone plays in Harding's retail glass sales and service activities. Harding has confirmed that 90% of its locations' phone systems are Y2K compliant. Harding expects the evaluation and remediation (if necessary) of the final 10% of its locations to be complete by September 30, 1999.

 Costs to Address Year 2000 Issue

The Company's Y2K costs incurred through June 1999 are approximately $1.0 million, of which 80% is for remediation of internally designed software applications. Y2K costs of $0.7 million are expected to be incurred during the remainder of 1999 resulting in projected aggregate costs of $1.7 million for the entire Y2K project. The source of the funds for these Y2K costs will be from the Company's operating cash flows.

 Risks of Year 2000 Compliance and Contingency Plans

There has been no significant change to the Company's Y2K risk profile or the Company's plans to address potential operating problems related to Y2K.

The Company has received responses from approximately 87% of its major suppliers to its request for Y2K compliance letters. At this time, no significant Y2K issues have been communicated from major suppliers that have responded.

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

Subsequent Event

Sale of Division

On July 1, 1999 the Company sold the net assets of its Industrial Services' Fastener Business serving original equipment manufacturers. Sales from the Fastener Business aggregated $5.4 million and $11.0 million for the three and six months ended June 30, 1999, respectively. The proceeds from this divestiture were used for debt repayments on the Company's revolving credit line.

                                     PART II
                                OTHER INFORMATION

Items 1 - 6 -- None

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     SUNSOURCE INC.



















--------------------------           ---------------------------
Joseph M. Corvino                    Edward L. Tofani
Vice President - Finance             Controller
(Chief Financial Officer)            (Chief Accounting Officer)





DATE: August 16, 1999