Form 10-Q
period 1999-09-30
SUNSOURCE INC
filed 1999-11-15
CIK 1029831

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

Commission file number 1-13293

                                 SunSource Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                               23-2874736
 ------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

         3000 One Logan Square
       Philadelphia, Pennsylvania                                    19103
----------------------------------------                           ----------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:  (215) 282-1290

Securities registered pursuant to Section 12(b) of the Act:

      Title of Class                   Name of Each Exchange on Which Registered
-------------------------------        -----------------------------------------
       Common Stock,                               New York Stock Exchange
  par value $.01 per share

Preferred Share Purchase Rights                    New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  YES  _X_      NO ___

On November 15, 1999 there were 6,749,456 Common Shares outstanding.

                                 SUNSOURCE INC.

                                      INDEX





PART I.  FINANCIAL INFORMATION                                           PAGE(S)
                                                                         -------
Item 1.  Consolidated Financial Statements

               Consolidated Balance Sheets as of September 30, 1999
               (Unaudited), December 31, 1998 and September 30, 1998
               (Unaudited)                                                     3

               Consolidated Statements of Income for
               the Three Months ended September 30, 1999 and 1998
               (Unaudited)                                                     4

               Consolidated Statements of Income for
               the Nine Months ended September 30, 1999 and 1998
               (Unaudited)                                                     5

               Consolidated Statements of Cash Flows
               for the Three Months ended September 30, 1999 and 1998
               (Unaudited)                                                     6

               Consolidated Statements of Cash Flows
               for the Nine Months ended September 30, 1999 and 1998
               (Unaudited)                                                     7

               Consolidated Statement of Changes in Stockholders'
               Equity for the Nine Months ended September 30, 1999
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

                         SUNSOURCE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                                September 30,                          September 30,
                                                                                     1999           December 31,            1998
                                                                                 (Unaudited)           1998             (Unaudited)
                                                                                -------------       ------------       -------------
                              ASSETS

Current assets:
  Cash and cash equivalents                                                        $  3,945           $  2,796            $ 10,174
  Accounts receivable, net                                                           92,839             88,629             101,557
  Inventories                                                                       107,444            112,497             102,710
  Deferred income taxes                                                              13,815              9,886              10,593
  Other current assets                                                                7,172              5,421               3,649
                                                                                   --------           --------            --------
      Total current assets                                                          225,215            219,229             228,683
Property and equipment, net                                                          21,958             26,770              24,642
Goodwill                                                                             84,715             77,544              74,541
Other Intangibles                                                                     1,562              1,807                 918
Deferred income taxes                                                                 5,178              5,202               5,146
Cash surrender value of life insurance policies                                      12,427             10,262               8,823
Other assets                                                                          1,301                754               1,034
                                                                                   --------           --------            --------

      Total assets                                                                 $352,356           $341,568            $343,787
                                                                                   ========           ========            ========


                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                 $ 51,775           $ 58,353            $ 55,008
  Notes payable                                                                         974              1,770                 974
  Current portion of capitalized lease obligations                                      305                276                 276
  Dividends / distributions payable                                                      --                676                 726
  Deferred tax liability                                                                929                929               1,322
  Accrued expenses:
    Salaries and wages                                                                7,768              8,379               7,294
    Income and other taxes                                                              218              4,194               3,087
    Other accrued expenses                                                           24,436             23,050              22,092
                                                                                   --------           --------            --------
      Total current liabilities                                                      86,405             97,627              90,779
Senior notes                                                                         60,000             60,000              60,000
Bank revolving credit                                                                63,520             35,000              46,000
Capitalized lease obligations                                                           412                566                 626
Deferred compensation                                                                12,825             11,802              10,256
Other liabilities                                                                     2,665                308                 704
                                                                                   --------           --------            --------
      Total liabilities                                                             225,827            205,303             208,365
                                                                                   --------           --------            --------

Guaranteed preferred beneficial interests in the
 Company's junior subordinated debentures                                           115,288            115,551             115,639
                                                                                   --------           --------            --------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par, 1,000,000 shares
   authorized, none issued                                                               --                 --                  --
  Common stock, $.01 par, 20,000,000 shares authorized,
   7,223,382 issued and 6,744,282 outstanding at September 30, 1999,
   7,217,263 issued and 6,756,163 outstanding at December 31, 1998
   and 7,216,199 issued and 6,849,799 outstanding at September 30, 1998                  72                 72                  72
  Additional paid-in capital                                                         21,315             21,099              21,081
  Retained earnings                                                                   3,350             12,748              10,393
  Unearned compensation                                                                (302)              (229)               (244)
  Accumulated other comprehensive income                                             (4,489)            (4,596)             (5,020)
  Treasury stock, at cost, 479,100 shares at
   September 30, 1999; 461,100 shares at December 31,
   1998; 366,400 at September 30, 1998                                               (8,705)            (8,380)             (6,499)
                                                                                   --------           --------            --------

      Total stockholders' equity                                                     11,241             20,714              19,783
                                                                                   --------           --------            --------

      Total liabilities and stockholders'
        equity                                                                     $352,356           $341,568            $343,787
                                                                                   ========           ========            ========

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SUNSOURCE INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                           FOR THE THREE MONTHS ENDED,
                (dollars in thousands, except for share amounts)

                                                                          September 30,          September 30,
                                                                               1999                   1998
                                                                          -------------          -------------
Net sales                                                                  $  169,384             $  183,593
Cost of sales                                                                  98,881                107,779
                                                                           ----------             ----------
   Gross profit                                                                70,503                 75,814
                                                                           ----------             ----------

Operating expenses:
  Selling, general and administrative expenses                                 63,837                 61,931
  Depreciation                                                                  1,185                  1,259
  Amortization                                                                    710                    576
                                                                           ----------             ----------
   Total operating expenses                                                    65,732                 63,766
                                                                           ----------             ----------

Provision for litigation matters -
  divested operations                                                              --                  1,600
Other income (expense), net                                                       470                    (63)
                                                                           ----------             ----------

   Income from operations                                                       5,241                 10,385

Interest expense, net                                                           2,463                  1,752
Distributions on guaranteed preferred
 beneficial interests                                                           3,058                  3,058
                                                                           ----------             ----------
    Income (loss) before provision
      (benefit) for income taxes                                                 (280)                 5,575

Provision (benefit) for income taxes                                             (356)                 1,025
                                                                           ----------             ----------

    Net income                                                             $       76                $ 4,550
                                                                           ==========             ==========


Basic and diluted net income per common share                                   $0.01                  $0.64

Weighted average number of
  outstanding common shares                                                 6,744,282              7,120,576


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SUNSOURCE INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                           FOR THE NINE MONTHS ENDED,
                (dollars in thousands, except for share amounts)


                                                                          September 30,          September 30,
                                                                               1999                   1998
                                                                          -------------          -------------
Net sales                                                                  $  522,302             $  543,701
Cost of sales                                                                 308,065                324,580
Cost of sales - Inventory write-down
  related to restructuring (Note 1)                                             2,130                     --
                                                                           ----------             ----------
   Gross profit                                                               212,107                219,121
                                                                           ----------             ----------

Operating expenses:
  Selling, general and administrative expenses                                197,137                181,111
  Depreciation                                                                  4,199                  3,541
  Amortization                                                                  2,073                  1,645
                                                                           ----------             ----------
   Total operating expenses                                                   203,409                186,297
                                                                           ----------             ----------

Provision for litigation matters -
  divested operations                                                              --                  1,600
Restructuring charges and asset write-down (Note 1)                             8,118                     --
Other income (expense), net                                                       664                    (50)
                                                                           ----------             ----------

   Income from operations                                                       1,244                 31,174

Interest expense, net                                                           6,847                  5,086
Distributions on guaranteed preferred
 beneficial interests                                                           9,174                  9,174
                                                                           ----------             ----------
    Income (loss) before provision
      (benefit) for income taxes                                              (14,777)                16,914

Provision (benefit) for income taxes                                           (6,053)                 6,128
                                                                           ----------             ----------

    Net income (loss)                                                      $   (8,724)            $   10,786
                                                                           ==========             ==========


Basic and diluted net income (loss) per common share                           ($1.29)                 $1.55

Weighted average number of
  outstanding common shares                                                 6,746,362              6,939,106





           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SUNSOURCE INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                           FOR THE THREE MONTHS ENDED,
                             (dollars in thousands)



                                                                           September 30,          September 30,
                                                                               1999                   1998
                                                                           -------------          -------------
Cash flows from operating activities:
  Net income                                                                 $     76               $  4,550
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                                              1,895                  1,835
     Decrease in cash value of life insurance                                     676                  1,300
     Provision (benefit) for deferred income taxes                              1,932                   (361)
     Gain on sale of division                                                    (365)                    --
     Changes in current operating items:
        Decrease (increase) in accounts receivable                              5,757                 (2,937)
        Decrease in inventories                                                 3,546                  2,477
        Decrease (increase) in other current assets                              (950)                   315
        Decrease in accounts payable                                           (2,247)                (2,764)
        Increase (decrease) in income taxes payable                            (2,318)                     7
        Decrease in accrued restructuring charges
             and transaction costs                                             (1,693)                  (115)
        Increase (decrease) in other accrued liabilities                         (413)                 5,593
     Other items, net                                                            (903)                (3,096)
                                                                             --------               --------

    Net cash provided by operating activities                                   4,993                  6,804
                                                                             --------               --------

Cash flows from investing activities:
  Proceeds from sale of property and equipment                                  5,090                    177
  Proceeds from sale of division                                                9,160                     --
  Payments for acquired businesses, net of cash acquired                         (386)                (6,488)
  Capital expenditures                                                         (1,494)                (1,526)
  Other, net                                                                     (490)                   120
                                                                             --------               --------

    Net cash provided by (used for) investing activities                       11,880                 (7,717)
                                                                             --------               --------

Cash flows from financing activities:
  Borrowings (repayments) under the bank credit agreement, net                (15,480)                 4,000
  Cash distributions / dividends to investors                                      --                   (724)
  Repayments under other credit facilities, net                                  (269)                  (332)
  Purchase of treasury stock at cost                                               --                 (6,499)
  Principal payments under capitalized lease obligations                          (78)                   (60)
                                                                             --------               --------

    Net cash used for financing activities                                    (15,827)                (3,615)
                                                                             --------               --------

Net increase (decrease) in cash and cash equivalents                            1,046                 (4,528)

Cash and cash equivalents at beginning of period                                2,899                 14,702
                                                                             --------               --------

Cash and cash equivalents at end of period                                   $  3,945               $ 10,174
                                                                             ========               ========





           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SUNSOURCE INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                           FOR THE NINE MONTHS ENDED,
                             (dollars in thousands)


                                                                           September 30,          September 30,
                                                                               1999                   1998
                                                                           -------------          -------------
Cash flows from operating activities:
  Net income (loss)                                                          $ (8,724)              $ 10,786
  Adjustments to reconcile net income (loss) to net
   cash provided by (used for) operating activities:
     Depreciation and amortization                                              6,272                  5,186
     Restructuring charges and asset write-down                                10,248                     --
     Decrease (increase) in cash value of life insurance                          (65)                   487
     Benefit for deferred income taxes                                         (3,905)                (1,508)
     Gain on sale of division                                                    (365)                    --
     Changes in current operating items:
        Increase in accounts receivable                                        (2,094)               (17,303)
        Decrease (increase) in inventories                                     (1,656)                 2,118
        Decrease (increase) in other current assets                               (53)                   948
        Increase (decrease) in accounts payable                                (6,004)                 2,934
        Increase (decrease) in income taxes payable                            (5,413)                   338
        Decrease in accrued restructuring charges
             and transaction costs                                             (2,812)                  (962)
        Increase (decrease) in other accrued liabilities                       (1,911)                 4,953
     Other items, net                                                             119                 (3,196)
                                                                             --------               --------

    Net cash (used for) provided by operating activities                      (16,363)                 4,781
                                                                             --------               --------

Cash flows from investing activities:
  Proceeds from sale of property and equipment                                  5,370                    379
  Proceeds from sale of division                                                9,160                     --
  Payments for acquired businesses, net of cash acquired                      (15,524)               (17,644)
  Capital expenditures                                                         (5,146)                (3,703)
  Investment in life insurance policies                                        (1,300)                  (903)
  Other, net                                                                     (876)                  (269)
                                                                             --------               --------

    Net cash used for investing activities                                     (8,316)               (22,140)
                                                                             --------               --------

Cash flows from financing activities:
  Net proceeds from issuance of common stock                                       --                 20,813
  Borrowings under the bank credit agreement, net                              28,520                 13,000
  Purchase of treasury stock at cost                                             (325)                (6,499)
  Cash distributions / dividends to investors                                  (1,350)                (4,163)
  Repayments under other credit facilities, net                                  (796)                (1,106)
  Principal payments under capitalized lease obligations                         (221)                  (150)
                                                                             --------               --------

    Net cash provided by financing activities                                  25,828                 21,895
                                                                             --------               --------

Net increase in cash and cash equivalents                                       1,149                  4,536

Cash and cash equivalents at beginning of period                                2,796                  5,638
                                                                             --------               --------

Cash and cash equivalents at end of period                                   $  3,945               $ 10,174
                                                                             ========               ========





           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SUNSOURCE INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
         EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 (Unaudited)

                             (dollars in thousands)




                                                                                                                       Accumulated
                                                                        Additional                                        Other
                                                           Common        Paid-in        Retained      Unearned        Comprehensive
                                                            Stock        Capital        Earnings    Compensation        Income (1)
                                                           ------       ----------      --------    ------------      -------------
Beginning Balance - December 31, 1998                       $ 72        $ 21,099        $ 12,748       $ (229)           $ (4,596)


  Net loss                                                                                (8,724)

  Change in cumulative foreign
   translation adjustment                                                                                                     107


  Comprehensive income


  Issuance of 6,119 shares of common stoc
   to certain non-employee directors                                          93

  Dividends declared on common stock                                                        (674)

  Stock options granted at a discount                                        123                         (123)

  Amortization of stock option discount                                                                    50

  Repurchase of 18,000 shares of common stock
                                                            ----        --------         -------       ------            --------
Ending Balance - September 30, 1999                         $ 72        $ 21,315         $ 3,350       $ (302)           $ (4,489)
                                                            ====        ========         =======       ======            ========



                                                                               Total
                                                            Treasury       Stockholders'
                                                              Stock           Equity
                                                            --------       -------------
Beginning Balance - December 31, 1998                      $ (8,380)         $ 20,714
                                                                             --------

  Net loss                                                                     (8,724)

  Change in cumulative foreign
   translation adjustment                                                         107

                                                                             --------
  Comprehensive income                                                         (8,617)
                                                                             --------

  Issuance of 6,119 shares of common stoc
   to certain non-employee directors                                               93

  Dividends declared on common stock                                             (674)

  Stock options granted at a discount                                              --

  Amortization of stock option discount                                            50

  Repurchase of 18,000 shares of common stock                  (325)             (325)
                                                           --------          --------
Ending Balance - September 30, 1999                        $ (8,705)         $ 11,241
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






           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SUNSOURCE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)

1. Basis of Presentation:

The accompanying financial statements include the consolidated accounts of SunSource Inc. (the "Company") and its wholly-owned subsidiaries including SunSource Industrial Services Company, Inc. ("Industrial Services"), The Hillman Group, Inc. ("Hillman"), Harding Glass, Inc. ("Harding") and SunSource Capital Trust (the "Trust"). All significant intercompany balances and transactions have been eliminated. The Company is one of the leading providers of value-added services and products to retail and industrial markets in North America.

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

  Restructuring Charges and Asset Write-downs

On June 29, 1999, the Board of Directors of SunSource Inc. approved the Company's restructuring plan to reposition the Industrial Services businesses, write-down key machines at the Hillman division, and realign corporate overhead expenses. As a result of this plan, the Company recorded a restructuring charge of $4,818, a key machine write-down of $3,300 and an inventory write-down related to restructuring of $2,130. Included in these charges and write-downs is $6,412 related to Industrial Services, $3,300 related to Hillman, and $536 related to Corporate Headquarters.

The Industrial Services charge of $6,412 includes termination benefits of $3,764, an inventory write-down of $2,130, other exit costs of $415 and a write-down of unamortized leasehold improvements of $103.

The Hillman charge of $3,300 is primarily the result of Hillman's inability to recover key machines from retailers which represents the remaining net book value of key machine capitalized costs as of June 30, 1999.

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

                         SUNSOURCE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)

1. Basis of Presentation (continued):

The following table summarizes the restructuring costs, the balance sheet classification, and payments or adjustments made since adoption of the restructuring plan.

                                                          Other
Opening Balance June 29, 1999:         Termination         Exit
                                         Benefits          Costs          Total
                                         --------          -----          -----
Current - other accrued expense            3,096             435           3,531
Long-term - other liabilities                770              81             851
                                         -------           -----         -------
     Totals                              $ 3,866           $ 516         $ 4,382

Payments/charges since adoption:
Current - other accrued expense           (1,175)           (220)        (1,395)
Long-term - other liabilities                (56)             --            (56)
                                         -------           -----        -------
     Totals                              $(1,231)          $(220)       $(1,451)

Ending Balance September 30, 1999:
Current - other accrued expense            1,921             215          2,136
Long-term - other liabilities                714              81            795
                                         -------           -----        -------
     Totals                              $ 2,635            $296        $ 2,931
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

2. Acquisitions/Divestments:

On February 9, 1999, Harding acquired all of the outstanding common stock of Pritchard Glass, Inc. and Premier Glass Services, Inc. for an aggregate net cash consideration of $11,496, including debt repayments of $3,272 and transaction costs of $595, plus the assumption of certain liabilities aggregating $3,189. Harding recorded goodwill of $7,533 related to this acquisition.

During the first four months, Harding also acquired the assets of three retail glass shops for net cash consideration, including transaction costs, of $2,284 plus the assumption of certain liabilities of $260. Harding recorded goodwill of $1,866 related to these acquisitions.

Cash payments for acquisitions in the first nine months of 1999 also includes disbursements totaling $1,744 related to prior year acquisitions for post-closing adjustments.

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                             (dollars in thousands)

2. Acquisitions/Divestments (continued):

Cash payments for acquisitions in the first nine months of 1999 also includes disbursements totaling $1,744 related to prior year acquisitions for post-closing adjustments.

The following disclosures indicate the Company's estimate of financial results had all 1998 and 1999 acquisitions been consummated on January 1, 1998:

                                                       Pro forma
                                               --------------------------
                                                    Nine Months Ended
                                                9/30/99          9/30/98
                                               ---------         --------
   Net sales                                   $525,232          $575,122
   Income (loss) before extraordinary items      (8,683)           11,810
   Net income (loss)                             (8,683)           11,810
   Basic and diluted earnings per share          ($1.29)            $1.70

On July 1, 1999, the Company sold the assets of Industrial Services' Fastener Business serving original equipment manufacturers ("OEM") for a cash consideration, net of expenses, of approximately $9,160 (subject to certain post-closing adjustments) plus the assumption of certain liabilities. The Company recorded an after-tax gain on the sale in the amount of $365 or $0.05 per Common share. Sales from the OEM Fastener Business aggregated $10,954 for the six months ended June 30, 1999 and $23,006 for the year ended December 31, 1998.

3. Sale Leaseback transaction:

The Company sold certain assets of its Expediter business for $5,025 on September 30, 1999. The assets were leased back from the purchaser under two separate lease agreements over periods of five and seven years, respectively. The related leases are being accounted for as operating leases, and the resulting gains aggregating $2,318 are being amortized over the respective lives of the leases. Both leases require the Company to pay customary operating and repair expenses and to observe certain operating restrictions.

4. Lines of Credit and Long-Term Debt:

As of September 30, 1999, the Company had $21,180 available under its $90,000 Bank Credit Agreement which provides revolving credit for working capital purposes and acquisitions through September 30, 2002. The Company had $124,237 of outstanding long-term debt and capital lease obligations at September 30, 1999, consisting of bank borrowings of $63,520, outstanding senior notes of $60,000 and capital lease obligations of $717. The Company also had $5,300 of Letters of Credit charged against its available borrowing on the revolving credit facility. The bank revolving debt and senior note are secured by the Company's accounts receivable, inventory, intercompany notes, 100% of the capital stock of each of the domestic subsidiaries of the Company and 65% of the capital stock of each foreign subsidiary of the Company. The Company has another credit facility available in the amount of $500 for letter of credit commitments only, of which no amount was outstanding as of September 30, 1999. In addition, an indirect, wholly-owned Canadian subsidiary of the Company has a $2,500 Canadian dollar line of credit for working capital purposes of which no amount was outstanding at September 30, 1999.

Accounts payable has been increased to include a reclassification of $9,201 representing checks issued as of September 30, 1999 for which funds would have had to have been drawn against the Company's revolving credit facility if they had been presented on that date.

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

Certain other legal proceedings are pending which are ordinary routine litigation incidental to the Company's business. Those legal proceedings incidental to the business of the Company are generally not covered by insurance or other indemnity.

In the opinion of management, the ultimate resolution of the pending litigation matters will not have a material effect on the consolidated financial position, operations or cash flows of the Company.

7. Stockholders' Equity:

   Earnings per Share

The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share". SFAS 128 requires the presentation of basic and diluted earnings per share for companies with complex capital structures. Under the Company's Equity Compensation Plan, certain executives and key employees have been granted a total of 773,495 options to purchase shares of the Company's common stock having a potentially dilutive effect on earnings per share. Currently, due to market conditions, the shares granted under the plan do not have a material dilutive effect on earnings per share for the three and nine months ended September 30, 1999.

                         SUNSOURCE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)

7. Stockholders' Equity (continued):

   Common Shares Issued to Certain Non-Employee Directors

Under the Company's Stock Compensation Plan for Non-Employee Directors, certain non-employee directors were issued 6,119 Common Shares at fair market value in the first nine months of 1999, which resulted in a compensation charge of $93.

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

   Treasury Stock

On August 6, 1998, the Company's Board of Directors authorized $15,000 for management to repurchase up to 10% of the Company's outstanding common stock through open market transactions and private block trades, dependent upon market conditions. At September 30, 1999, the number of shares purchased under this authorization was 479,100 which are held in treasury at an aggregate cost of $8,705. The Company is currently restricted from making additional repurchases as a result of debt covenants under its credit agreements.

8. Segment Information:

The following supplemental table of segment tangible assets is presented due to fluctuations during the nine months ended September 30, 1999, which represents primarily reduced accounts receivable and investments in inventory, as well as a decrease resulting from divestment activity, offset by increases as a result of acquisitions:

                                                               $           %
                                      9/30/99   12/31/98    INC(DEC)    INC(DEC)
                                     --------   --------   ---------    --------
   Technology Services               $ 72,666   $ 85,460   $(12,794)     (15.0)%
   Expediter                           42,961     42,479        482        1.1%
   Integrated Supply                   10,067     15,343     (5,276)     (34.4)%
   Hillman                             64,200     59,487      4,713        7.9%
   Harding                             32,403     27,642      4,761       17.2%
                                     --------   --------   --------       -----
    Total Tangible Assets            $222,297   $230,411   $ (8,114)      (3.5)%
                                     ========   ========   ========       =====

                         SUNSOURCE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)

9. Subsequent Event:

On October 27, 1999, the Company signed a definitive merger agreement to acquire Axxess Technologies, Inc., of Tempe, Arizona, a manufacturer and marketer of key duplication and identification systems ("Axxess"). The purchase price of approximately $125,000 includes cash consideration of $80,000 and a note from Hillman for $45,000. The Company expects to close the transaction upon meeting certain closing conditions, including regulatory approval and financing.

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

General

SunSource Inc. (the "Company") is one of the largest providers of value-added services and products to retail and industrial markets in North America. The Company is organized into three businesses which are SunSource Industrial Services Company, Inc. ("Industrial Services"), The Hillman Group, Inc.("Hillman") and Harding Glass,Inc. ("Harding").

Industrial Services operates in three segments which are Technology Services, Expediter and Integrated Supply. Technology Services offers a full range of technology-based products and services to small, medium and large manufacturers. The Expediter segment provides personalized, small parts inventory management services to low volume customers. The Integrated Supply segment provides major industrial manufacturing customers with comprehensive inventory management services for their maintenance, repair and operating supplies.

Hillman operates as the Hardware Merchandising Segment, providing small hardware and related items and merchandising services to retail outlets, primarily hardware stores, home centers and lumberyards.

Harding operates as the Glass Merchandising Segment, selling retail and wholesale automotive and flat glass and providing auto glass installation and small contract glazing services to individual consumers, insurance companies, autobody shops, and other customers through a large network of retail glass shops.

Restructuring Charges and Asset Write-downs

In the second quarter of 1999, the Company recorded a restructuring charge of $4.8 million, a key machine write-down of $3.3 million and an inventory write-down of $2.1 million. The charges and write-downs are a result of the Company's plan to reposition the Industrial Services businesses, write-down key machines at the Hillman division, and realign corporate overhead expenses(the "Restructuring Plan"). Included in these charges and write-downs are $6.4 million related to Industrial Services, $3.3 million related to Hillman, and $0.5 million related to Corporate Headquarters. The Company expects to complete the restructuring plan within six months. The overall restructuring plan and related management actions are expected to generate over $10.0 million in annual cost savings company-wide beginning in the fourth quarter of 1999.

The Industrial Services charges and write-downs of $6.4 million includes termination benefits of $3.8 million, an inventory write-down of $2.1 million, other exit costs of $0.4 million and a write-down of unamortized leasehold improvements of $0.1 million.

The Hillman charge of $3.3 million is primarily the result of Hillman's inability to recover key machines from retailers which represents the remaining net book value of key machine capitalized costs as of June 30, 1999.

The Corporate Headquarters component of the restructuring charge is comprised of other exit costs of $0.4 million and termination benefits of $0.1 million.

See Note 1 of "Notes to Consolidated Financial Statements" for the accounting recognition of the restructuring charges.

Acquisitions / Divestitures

On October 27, 1999, the Company signed a definitive merger agreement to acquire Axxess Technologies, Inc., of Tempe, Arizona, a manufacturer and marketer of key duplication and identification systems ("Axxess"). The purchase price of approximately $125.0 million includes cash consideration of approximately $80.0 million and a note from Hillman for $45.0 million. The Company expects to close the transaction upon meeting certain closing conditions, including regulatory approval and financing. Sales of Axxess aggregated approximately $84 million for the twelve-month period ended September 30, 1999.

On July 1, 1999, the Company sold the assets of Industrial Services' Fastener Business serving original equipment manufacturers ("OEM") for a cash consideration, net of expenses, of approximately $9.2 million (subject to certain post-closing adjustments) plus the assumption of certain liabilities. The Company recorded an after-tax gain on the sale in the amount of $0.4 million or $0.05 per Common Share. Sales from the OEM Fastener Business aggregated $11.0 million for the six months ended June 30, 1999 and $23.0 million for the year ended December 31, 1998. The proceeds from this divestiture were used for debt repayments on the Company's revolving credit line.

On February 9, 1999, Harding acquired all of the outstanding common stock of Pritchard Glass, Inc. ("Pritchard") and Premier Glass Services, Inc. ("Premier") for an aggregate net cash consideration of $11.5 million, including debt repayments of $3.3 million and transaction costs of $0.6 million, plus the assumption of certain liabilities aggregating $3.2 million. Sales of Pritchard and Premier aggregated approximately $25 million for the twelve-month period prior to acquisition. This acquisition added twenty-one retail glass shops, expanding Harding's business into the North and South Carolina markets.

In addition, in the first nine months of 1999, Harding acquired the assets of three retail glass shops for a net cash consideration of $2.3 million, including transaction costs, plus the assumption of certain liabilities of $0.3 million which had sales aggregating approximately $3.2 million for the twelve-month period prior to acquisition. These acquisitions expanded Harding's business into the Columbus, Georgia, Las Vegas, Nevada and Tampa, Florida markets.

Stock Repurchase

On August 6, 1998, the Company's Board of Directors authorized $15.0 million for management to repurchase up to 10% of the Company's outstanding common shares through open market transactions and private block trades dependent upon market conditions. The Company has acquired and placed into treasury 479,100 common shares through September 30, 1999, at an average cost of $18.12 per common share. The Company is currently restricted from making additional repurchases as a result of debt covenants under its credit agreements.

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

Results of Operations

Segment Sales and Profitability for the Three and Nine Months Ended September 30, 1999 and 1998


        (dollars in thousands)                             FOR THE THREE MONTHS ENDED,
                                               --------------------------------------------------
                                                     September 30,               September 30,
                                                         1999                        1998
                                               --------------------          --------------------
                                                             % TOTAL                      % TOTAL
Sales                                           AMOUNT        SALES           AMOUNT        SALES
-----                                          --------       -----          --------       -----
SunSource Industrial Services
    Technology Services                        $ 62,225        36.7%         $ 80,374        43.8%
    Expediter                                    31,489        18.6%           31,576        17.2%
    Integrated Supply (1) (7)                     4,626         2.7%           11,425         6.2%
                                               --------       -----          --------       -----
        Industrial Services                      98,340        58.1%          123,375        67.2%
Hillman (2) (3)                                  39,896        23.6%           34,477        18.8%
Harding (4)                                      31,148        18.4%           25,741        14.0%
                                               --------       -----          --------       -----
    Consolidated Net Sales                     $169,384       100.0%         $183,593       100.0%
                                               ========       =====          ========       =====

                                                               % OF                          % OF
Gross Profit                                                  SALES                         SALES
------------                                                  -----                         -----
SunSource Industrial Services
    Technology Services (5)                    $ 14,564        23.4%         $ 21,754        27.1%
    Expediter                                    21,648        68.7%           22,361        70.8%
    Integrated Supply (7)                           916        19.8%            3,075        26.9%
                                               --------                      --------
        Industrial Services                      37,128        37.8%           47,190        38.2%
Hillman                                          21,446        53.8%           18,254        52.9%
Harding                                          11,929        38.3%           10,370        40.3%
                                               --------                      --------
    Consolidated Gross Profit
    before inventory write-down
    related to Restructuring Plan                70,503        41.6%           75,814        41.3%
Inventory write-down
  related to restructuring                            -                             -
                                               --------                      --------
    Consolidated Gross Profit                  $ 70,503        41.6%         $ 75,814        41.3%
                                               ========                      ========

EBITA (9)
---------
SunSource Industrial Services
    Technology Services (6)                    $ (2,012)       (3.2%)          $3,491         4.3%
    Expediter                                     4,556        14.5%            5,004        15.8%
    Integrated Supply (7)                           243         5.3%              447         3.9%
                                               --------                      --------
        Industrial Services                       2,787         2.8%            8,942         7.2%
Hillman                                           4,312        10.8%            3,732        10.8%
Harding                                             436         1.4%            1,875         7.3%
                                               --------                      --------
    Total operations before
    corporate expenses                            7,535         4.4%           14,549         7.9%
Corporate expenses, net (8)                      (1,584)       (0.9%)          (1,988)       (1.1%)
                                               --------                      --------
    Consolidated EBITA before
    Restructuring Plan charges and
      provision for litigation matters            5,951         3.5%           12,561         6.8%
Restructuring Plan charges                            -                             -
Litigation charge - divested operations               -                        (1,600)       (0.9%)
                                               --------                      --------
    Consolidated EBITA                           $5,951         3.5%         $ 10,961         6.0%
                                               ========                      ========

[RESTUBBED]

        (dollars in thousands)                                      FOR THE NINE MONTHS ENDED,
                                                       ---------------------------------------------------
                                                           September 30,                  September 30,
                                                               1999                           1998
                                                       --------------------           --------------------
                                                                    % TOTAL                        % TOTAL
Sales                                                   AMOUNT        SALES            AMOUNT        SALES
-----                                                  --------       -----           --------       -----
SunSource Industrial Services
    Technology Services                                $195,948        37.5%          $249,485        45.9%
    Expediter                                            94,557        18.1%            94,809        17.4%
    Integrated Supply (1) (7)                            23,757         4.5%            36,477         6.7%
                                                       --------       -----           --------       -----
        Industrial Services                             314,262        60.2%           380,771        70.0%
Hillman (2) (3)                                         117,076        22.4%            92,767        17.1%
Harding (4)                                              90,964        17.4%            70,163        12.9%
                                                       --------       -----           --------       -----
    Consolidated Net Sales                             $522,302       100.0%          $543,701       100.0%
                                                       ========       =====           ========       =====

                                                                       % OF                           % OF
Gross Profit                                                          SALES                          SALES
------------                                                          -----                          -----
SunSource Industrial Services
    Technology Services (5)                            $ 46,102        23.5%          $ 65,101        26.1%
    Expediter                                            65,423        69.2%            67,500        71.2%
    Integrated Supply (7)                                 6,415        27.0%             9,518        26.1%
                                                       --------                       --------
        Industrial Services                             117,940        37.5%           142,119        37.3%
Hillman                                                  62,151        53.1%            48,655        52.4%
Harding                                                  34,146        37.5%            28,347        40.4%
                                                       --------                       --------
    Consolidated Gross Profit
    before inventory write-down
    related to Restructuring Plan                       214,237        41.0%           219,121        40.3%
Inventory write-down
related to restructuring                                 (2,130)       (0.4%)                -
                                                       --------                       --------
    Consolidated Gross Profit                          $212,107        40.6%          $219,121        40.3%
                                                       ========                       ========

EBITA (9)
SunSource Industrial Services
    Technology Services (6)                            $ (7,153)       (3.7%)         $ 10,227         4.1%
    Expediter                                            14,178        15.0%            15,404        16.2%
    Integrated Supply (7)                                 1,117         4.7%             1,616         4.4%
                                                       --------                       --------
        Industrial Services                               8,142         2.6%            27,247         7.2%
Hillman                                                  11,247         9.6%             9,587        10.3%
Harding                                                     739         0.8%             3,447         4.9%
                                                       --------                       --------
    Total operations before
    corporate expenses                                   20,128         3.9%            40,281         7.4%
Corporate expenses, net (8)                              (6,563)       (1.3%)           (5,862)       (1.1%)
                                                       --------                       --------
    Consolidated EBITA before
    Restructuring Plan charges and
    provision for litigation matters                     13,565         2.6%            34,419         6.3%
Restructuring Plan charges                              (10,248)       (2.0%)                -
Litigation charge - divested operations                       -                         (1,600)       (0.3%)
                                                       --------                       --------
    Consolidated EBITA                                   $3,317         0.6%          $ 32,819         6.0%
                                                       ========                       ========

(1) Includes sales related to integrated supply contracts cancelled in 1999 and 1998 of $1,333 for the nine months ended September 30, 1999 and $2,285 and $8,295 for the three and nine months ended September 30, 1998, respectively.

(2) Includes sales from businesses acquired in 1998 of $4,822 and $14,643 for the three and nine months ended September 30, 1999, respectively and $3,712 and 5,956 for the three and nine months ended September 30, 1998, respectively.

(3) Includes a reduction in sales and gross profit of $1,252 and $3,437 for the three and nine months ended September 30, 1998, respectively to conform to current accounting for customer rebates.

(4) Includes sales of $10,454 and $2,760 for the three months ended September 30, 1999 and 1998, respectively and $30,819 and $4,218 for the nine months ended September 30, 1999 and 1998, respectively related to businesses acquired in 1999, 1998 and 1997. Also includes sales from branches closed in 1998 of $266 and $1,465 for the three and nine months ended September 30, 1998, respectively.

(5) Includes other nonrecurring charges related to warranty claims, customer credits and other inventory adjustments in the Technology Services divisions of $3,330 for the nine months ended September 30, 1999. Excluding these charges, Technology Services gross profit was $49,432 or 25.2% for nine months ended September 30, 1999.

(6) Includes other nonrecurring charges related to the integration and consolidation of the Technology Services divisions of $5,952 for the nine months ended September 30, 1999. Excluding these charges, Technology Services EBITA was ($1,201) or (0.6%) for the nine months ended September 30, 1999.

(7) The three months ended September 30, 1998 includes sales of $5,435, gross profit of $1,731 and EBITA of $83 related to Industrial Service's OEM Fastener Business, which was sold on July 1, 1999. The nine months ended September 30, 1999 and 1998 include sales of $10,954 and $17,687, gross profit of $3,658 and $5,712 and EBITA of $500 and $832, respectively related to the sold OEM Fastener Business.

(8) Includes other income of $365 and $327 for the three months ended September 30, 1999 and 1998, respectively and $383 and $325 for the nine months ended September 30, 1999 and 1998, respectively.

(9) "EBITA" (earnings before interest, taxes, and amortization) is defined as income (loss) from operations before amortization.

Three Months Ended September 30, 1999 and 1998

Net sales decreased $14.2 million or 7.7% in the three months ended September 30, 1999 to $169.4 million from $183.6 million in 1998. Sales variances by business segment are as follows:
                                                       Sales Increase (Decrease)
                                                       -------------------------
                                                           Amount           %
                                                       --------------    -------
                                                       (In thousands)
   SunSource Industrial Services Company
     Technology Services                                  $(18,149)      (22.6)%
     Expediter                                                 (87)       (0.3)%
     Integrated Supply                                      (6,799)      (59.5)%
                                                          --------
        Industrial Services                                (25,035)      (20.3)%
   Hillman                                                   5,419        15.7 %
   Harding                                                   5,407        21.0 %
                                                          --------
        Total Company                                     $(14,209)       (7.7)%
                                                          ========

Technology Services sales decreased $18.2 million or 22.6% in the third quarter of 1999 to $62.2 million from $80.4 million in 1998 as a result of the restructuring of the sales force as well as the effects of the global economy on original equipment manufacturers' end markets. Expediter sales decreased slightly in 1999 to $31.5 million from $31.6 million in 1998 as a result of reduced manpower in certain sales territories. Integrated Supply sales decreased $6.8 million or 59.5% in the third quarter of 1999 to $4.6 million from $11.4 million in the 1998 period as a result of the sale of the OEM Fastener Business on July 1, 1999, which contributed sales of $5.4 million in the third quarter of 1998 and contracts canceled after the second quarter of 1998 and in the first half of 1999 which generated sales of $2.3 million in the third quarter of 1998, offset by growth in the Mexican Integrated Supply business of $1.4 million. Excluding the sold OEM Fastener Business and terminated contracts, Integrated Supply sales increased 24.9% in the comparison period.

Hillman's sales increased $5.4 million or 15.7% in the third quarter of 1999 to $39.9 million from $34.5 million in the 1998 comparison period as a result of sales from newly acquired businesses of $1.1 million and growth from new accounts and expansion of new and existing product lines of $4.3 million.

Harding's sales increased $5.4 million or 21.0% in the third quarter of 1999 to $31.1 million from $25.7 million in the 1998 comparison period as a result of an increase of $7.6 million from newly acquired retail glass shops and an increase in wholesale and other product line sales of $0.2 million, offset by decreases in retail and contract sales of $1.7 million as a result of competitive pricing pressures and reduced sales of $0.7 million as a result of the discontinuation of certain low-margin product lines.

The Company's sales backlog on a consolidated basis was $59.0 million as of September 30, 1999, compared with $66.4 million at December 31, 1998, and $65.3 million as of September 30, 1998, a decrease of 11.1% and 9.6%, respectively.

The Company's consolidated gross margin was 41.6% in the third quarter of 1999 compared with 41.3% in the third quarter of 1998. SunSource Industrial Services Company's gross margin was 37.8% in the third quarter of 1999 compared with 38.2% in the third quarter of 1998, a decrease of 0.4%. Technology Services' gross margin decreased 3.7% in the third quarter of 1999 as a result of the decrease in sales levels in relation to the fixed cost component of cost of goods sold for service and repair facilities and sales mix. The Expediter segment's gross margin declined 2.1% in the third quarter of 1999 as a result of increased packaging cost absorption in the 1999 period, a change in sales mix and competitive pricing pressures. The Integrated Supply segment's gross margin decreased 7.1% in the third quarter of 1999 resulting from the sale of the OEM Fastener Business which carried higher margins than the retained Integrated Supply business and sales mix. Hillman's gross margin increased 0.9% in the third quarter comparison period as a result of substantial increases in sales of keys to major U.S. hardware chains and home centers carrying higher margins than hardware and related products. Harding's gross margin decreased 2.0% in the comparison period as a result of continued erosion in contract sales and pricing pressure from insurance companies in the auto glass sector.

The Company's selling, general and administrative ("S,G&A") expenses increased by $1.9 million to $63.8 million in the third quarter of 1999 from $61.9 million in third quarter of 1998. Selling expenses increased $0.5 million, primarily as a result of the acquisitions at Hillman and Harding, offset by decreases in most other businesses as a result of cost savings associated with the Restructuring Plan and reduced sales levels. Warehouse and delivery expenses increased $1.3 million as a result of integration costs for the 1998 acquisitions at Hillman and facility reorganization costs at Technology Services offset by decreases resulting from cost savings associated with the Restructuring Plan. The increase in general and administrative expenses of $0.1 million is attributable to the integration of the newly acquired businesses at Harding and Hillman offset by cost savings associated with the Restructuring Plan.

S,G&A expenses as a percentage of sales compared with the third quarter of 1998 was as follows:

                                            Three Months ended September 30,
                                            --------------------------------
                                                1999             1998
                                                ----             ----
   Selling Expenses                             18.5%            16.8%
   Warehouse and Delivery Expenses               7.8%             6.4%
   General and Administrative Expenses          11.4%            10.5%
                                                ----             ----
                  Total S,G&A Expenses          37.7%            33.7%
                                                ====             ====

Overall, as a percentage of sales, total S,G&A expenses increased due mainly to the decrease in sales levels in relation to the fixed cost component of S,G&A expenses.

EBITA from operations after corporate expenses was $6.0 million for the three months ended September 30, 1999, compared with $11.0 million for the same prior-year period. The 1998 period includes a $1.6 million charge for outstanding litigation matters related to divested businesses.

The Company's consolidated operating profit margin (EBITA, as a percentage of sales) after corporate expenses declined to 3.5% in the third quarter of 1999 compared with 6.0% in the same prior-year quarter. SunSource Industrial Services Company's operating profit margin decreased to 2.8% in the third quarter of 1999 from 7.2% in the same quarter of 1998, primarily reflecting reduced 1999 sales and increased expenses related to the reorganization of sales and administrative functions in the Technology Services segment and Expediter's gross margin decline discussed above. Hillman's operating profit margin remained constant in the third quarter of 1999 and 1998 at 10.8%. Harding's operating profit margin declined in the third quarter of 1999 to 1.4% from 7.3% in same quarter of 1998 as a result of increased selling and administrative expenses related to integration costs for newly acquired businesses.

Depreciation expense decreased $0.1 million to $1.2 million in the third quarter of 1999 from $1.3 million in same quarter of 1998 as a result of an overall decrease in spending at most segments.

Amortization expense increased $0.1 million to $0.7 million in the third quarter of 1999 as a result of acquisition activity at Hillman and Harding.

The Company recorded a nonrecurring charge of $1.6 million for outstanding litigation matters related to divested businesses during the three months ended September 30, 1998.

Interest expense, net increased $0.7 million in the third quarter of 1999 to $2.5 million due primarily to increased borrowings on the Company's revolving credit facility as a result of cash requirements to fund the Company's acquisition activities and working capital investment.

The Company pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.2 million per annum in the aggregate. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. For the three months ended September 30, 1999 and 1998, the Company paid $3.1 million in interest on the Junior Subordinated Debentures, equivalent to the amounts distributed by the Trust on the Trust Preferred Securities.

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

   Nine Months Ended September 30, 1999 and 1998

Net sales decreased $21.4 million or 3.9% in the nine months ended September 30, 1999 to $522.3 million from $543.7 million in 1998. Sales variances by business segment are as follows:

                                                       Sales Increase (Decrease)
                                                       -------------------------
                                                          Amount            %
                                                       ------------     --------
                                                      (In thousands)
    SunSource Industrial Services Company
         Technology Services                             $(53,537)      (21.5)%
         Expediter                                           (252)       (0.3)%
         Integrated Supply                                (12,720)      (34.9)%
                                                         --------
            Industrial Services                           (66,509)      (17.5)%
    Hillman                                                24,309        26.2 %
    Harding                                                20,801        29.6 %
                                                         --------
            Total Company                                $(21,399)       (3.9)%
                                                         ========

Technology Services sales decreased $53.5 million or 21.5% in the first nine months of 1999 to $196.0 million from $249.5 million in 1998 as a result of the restructuring of the sales force as well as the effects of the global economy on original equipment manufacturers' end markets. Expediter sales decreased slightly in 1999 to $94.6 million from $94.8 million in 1998 as a result of reduced manpower in certain sales territories. Integrated Supply sales decreased $12.7 million or 34.9% in the first nine months of 1999 to $23.8 million from $36.5 million in the 1998 period as a result of the sale of the OEM Fastener Business on July 1, 1999 which contributed sales of $11.0 million in the first nine months of 1999 versus $17.7 million in the prior-year period and contracts canceled after the second quarter of 1998 and in the first half of 1999 which generated sales of $1.3 million in the first nine months of 1999 versus $8.3 million in the first nine months of 1998, offset by growth in the Mexican Integrated Supply business of $1.6 million. Excluding terminated contracts and sales from the sold OEM Fastener Business, Integrated Supply sales increased 9.3% in the comparison period.

Hillman's sales increased $24.3 million or 26.2% in the first nine months of 1999 to $117.1 million from $92.8 million in the 1998 comparison period as a result of sales from newly acquired businesses of $8.9 million, and $15.4 million in growth from new accounts and expansion of new and existing product lines.

Harding's sales increased $20.8 million or 29.6% in the first nine months of 1999 to $91.0 million from $70.2 million in the 1998 comparison period as a result of an increase of $21.6 million from newly acquired retail glass shops and an increase in retail, wholesale, contract and other product line sales of $1.6 million, offset by the discontinuation of certain low-margin product lines resulting in reduced sales of $2.4 million.

The Company's consolidated gross margin was 41.7% in the first nine months of 1999 (before the inventory write-down of $2.1 million related to the Restructuring Plan and non-recurring charges of $3.3 million related to integration of the Technology Services divisions) compared with 40.3% in the first nine months of 1998. SunSource Industrial Services Company's gross margin before the aforementioned charges was 38.6% in the first nine months of 1999 compared with 37.3% in the first nine months of 1998, an increase of 1.3%. Technology Services' gross margin before the aforementioned charges decreased 0.9% in the first nine months of 1999 as a result of the decrease in sales levels in relation to the fixed cost component of cost of goods sold for service and repair facilities and sales mix. The Expediter segment's gross margin declined 2.0% in the first nine months of 1999 as a result of increased packaging cost absorption in the 1999 period, a change in sales mix and competitive pricing pressures. The Integrated Supply segment's gross margin increased 0.9% in the first nine months of 1999 resulting from sales mix offset by the sale of the OEM Fastener Business which carried higher margins than the retained Integrated Supply business. Hillman's gross margin increased 0.7% in the nine-month comparison period as a result of substantial increases in sales of keys to major U.S. hardware chains and home centers carrying higher margins than hardware and related products. Harding's gross margin decreased 2.9% in the comparison period as a result of an increase in contract sales at lower gross margins than the overall retail glass business and pricing pressure from insurance companies in the auto glass sector.

The Company's S,G&A expenses before non-recurring charges increased by $13.4 million to $194.5 million in the first nine months of 1999 from $181.1 million in first nine months of 1998. Selling expenses increased $3.7 million, primarily as a result of the acquisitions at Hillman and Harding, offset by decreases in all other businesses as a result of cost savings associated with the Restructuring Plan and reduced sales levels. Warehouse and delivery expenses increased $5.7 million as a result of integration costs for the 1998 acquisitions at Hillman and facility reorganization costs at Technology Services offset slightly by decreases from cost savings associated with the Restructuring Plan. The increase in general and administrative expenses of $4.0 million is attributable to the integration of the newly acquired businesses at Harding and Hillman and increased facilities costs in the Technology Services division offset by cost savings associated with the Restructuring Plan.

S,G&A expenses as a percentage of sales excluding the previously mentioned non-recurring charges compared with the first nine months of 1998 was as follows:

                                             Nine Months ended September 30,
                                             -------------------------------
                                                1999             1998
                                                ----             ----
   Selling Expenses                             18.1%            16.7%
   Warehouse and Delivery Expenses               7.4%             6.1%
   General and Administrative Expenses          11.7%            10.5%
                                                ----             ----
            Total S,G&A Expenses                37.2%            33.3%
                                                ====             ====

Overall, as a percentage of sales, total S,G&A expenses increased due mainly to the decrease in sales levels in relation to the fixed cost component of S,G&A expenses.

EBITA from operations was $19.5 million for the nine months ended September 30, 1999 after corporate expenses and before Restructuring Plan charges of $10.2 million, and the aforementioned non-recurring charges of $6.0 million, compared with $32.8 million for the same prior-year period. The 1998 period includes a nonrecurring charge of $1.6 million for outstanding litigation matters related to divested businesses.

The Company's consolidated operating profit margin (EBITA, as a percentage of sales) after corporate expenses and before the aforementioned non-recurring charges declined to 3.7% in the first nine months of 1999 compared with 6.0% in the same prior-year period. SunSource Industrial Services Company's operating profit margin excluding these charges decreased to 4.5% in the first nine months of 1999 from 7.2% in 1998, primarily reflecting reduced 1999 sales and increased expenses related to the reorganization of sales and administrative functions in the Technology Services segment and Expediter's gross margin decline discussed above. Hillman's operating profit margin excluding Restructuring Plan charges decreased in the first nine months of 1999 to 9.6% from 10.3% in 1998 as a result of initial sales returns and allowances to attract new accounts and increased selling expenses for new field staff related primarily to 1998 acquisition activities. Harding's operating profit margin declined in the first nine months of 1999 to 0.8% from 4.9% in 1998 as a result of increased selling and administrative expenses related to integration costs for newly acquired businesses.

Depreciation expense increased $0.7 million to $4.2 million in the first nine months of 1999 from $3.5 million in 1998 as a result of acquisition activity at Hillman and Harding and an overall increase in the depreciable fixed asset base due to investment in the Company's core businesses.

Amortization expense increased $0.4 million to $2.1 million in the first nine months of 1999 as a result of acquisition activity at Hillman and Harding.

The Company recorded a nonrecurring charge of $1.6 million for outstanding litigation matters related to divested businesses for the nine months ended September 30, 1998.

Interest expense, net increased $1.8 million in the first nine months of 1999 to $6.8 million due primarily to increased borrowings on the Company's revolving credit facility as a result of cash requirements to fund the Company's acquisition activities and working capital investment.

The Company pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.2 million per annum in the aggregate. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. For the nine months ended September 30, 1999 and 1998, the Company paid $9.2 million in interest on the Junior Subordinated Debentures, equivalent to the amounts distributed by the Trust on the Trust Preferred Securities.

Liquidity and Capital Resources

Earnings before interest, taxes, depreciation and amortization ("EBITDA")was $7.1 million in the third quarter of 1999 compared with $12.2 million in the same quarter of 1998 and $23.7 million in the first nine months of 1999 compared with $36.4 million in 1998, excluding Restructuring Plan and other non-recurring charges aggregating $16.2 million for the nine months ended September 30, 1999. The 1998 period includes a nonrecurring charge of $1.6 million for outstanding litigation matters related to divested businesses. The Company's net interest coverage ratio for the nine months ended September 30, 1999, declined to 1.09X (earnings before interest, distributions on Trust Preferred Securities and income taxes, excluding the aforementioned charges, over net interest expense and distributions on Trust Preferred Securities), from 2.30X in the 1998 comparison period as a result of reduced earnings and increased interest expense.

The Company's cash position of $3.9 million as of September 30, 1999, increased $1.1 million from the balance at December 31, 1998. Cash was provided during this period primarily from net borrowings under the bank revolver ($28.5 million) proceeds from sale of the OEM Fastener Business ($9.2 million))and proceeds from the sale of property and equipment($5.4 million). Cash was used during this period predominantly for working capital investments in operations ($16.4 million), acquisitions ($15.5 million), cash distributions to investors ($1.4 million), capital expenditures ($5.2 million), repayments under other credit facilities ($0.8 million), purchase of treasury stock ($0.3 million), investment in life insurance ($1.3 million) and other items, net ($1.1 million).

The Company's working capital position of $138.8 million at September 30, 1999, represents an increase of $17.2 million from the December 31, 1998 level of $121.6 million and an increase of $1.0 million from the September 30, 1998 level of $137.8 million. However, the Company's working capital position has decreased $9.6 million from the June 30, 1999 level of $148.4 million. The Company's current ratio increased to 2.61x at September 30, 1999 from 2.25x at December 31, 1998, as a result of decreased accounts payable. The current ratio increased from the June 30, 1999 level of 2.59x and the September 30, 1998 level of 2.52x.

As of September 30, 1999, the Company had $21.2 million available under its credit facilities. The Company had $124.2 million of outstanding long-term debt at September 30, 1999, consisting of a $60.0 million Senior Note currently at 7.91%, bank borrowings totaling $63.5 million at an effective interest rate of 8.14%, and capitalized lease obligations of $0.7 million at various interest rates. An indirect, wholly-owned Canadian subsidiary of the Company had a $2.5 million Canadian dollar line of credit for working capital purposes, of which no amount was outstanding at September 30, 1999.

As of September 30, 1999, the Company's total debt (including dividends payable) as a percentage of its consolidated capitalization (total debt, Trust Preferred Securities and stockholders' equity) was 49.5% compared with 52.4% at June 30, 1999, 41.5% at December 31, 1998 and 44.3% at September 30, 1998. The Company's consolidated capitalization (including dividends payable) as of September 30, 1999, was $250.8 million compared to $232.8 million at December 31, 1998 and $243.1 million as of September 30, 1998.

The Company anticipates spending $6.0 million for capital expenditures in 1999, primarily for warehouse improvements, machinery and equipment and computer hardware and software of which $5.1 million was spent during the first nine months of 1999.

On June 30, 1999, the Board of Directors of the Company suspended indefinitely the quarterly cash dividend of $.10 per common share.

The Company has deferred tax assets aggregating $19.0 million as of September 30, 1999, as determined in accordance with SFAS 109. Management believes that the Company's deferred tax assets will be realized through the reversal of existing temporary differences between the financial statement and tax bases, as well as through future taxable income.

The Company intends to refinance its existing senior credit facilities consisting of the $60 million Senior Note and $90 million bank revolver by year-end. The refinancing is expected to enhance the Company's financial capacity and flexibility. The Company currently has a financing commitment in the aggregate amount of $155 million from a leading financial institution to complete the refinancing.

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

State of Readiness

SunSource Industrial Services

o The remediation of the Expediter segment's proprietary software has been completed utilizing an outside consultant. The testing of this remediation is complete.

o Technology Services' conversion of all its operating units to the third-party purchased computer system is 100% complete.

Hillman

Hillman has completed remediation (including full testing) on 100% of its proprietary software programs. Hillman's critical purchased software applications and hardware are certified by the vendors to be compliant.

Harding

Harding's installation of the Y2K compliant version of its critical purchased point-of-sale software application and its related hardware operating system has been completed in October. Harding installed a version update to its purchased financial software in July 1999. Harding completed the necessary upgrades for network servers and PC hardware during the first quarter of 1999. The phone system at all of Harding's 125 locations and general offices were upgraded to Y2K compliant versions during the third quarter.

   Costs to Address Year 2000 Issue

The Company's Y2K costs incurred through September 1999 are approximately $1.5 million, of which 80% is for remediation of internally designed software applications. Y2K costs of $0.2 million are expected to be incurred during the remainder of 1999 resulting in projected aggregate costs of $1.7 million for the entire Y2K project. The source of the funds for these Y2K costs will be from the Company's operating cash flows.

   Risks of Year 2000 Compliance and Contingency Plans

There has been no significant change to the Company's Y2K risk profile or the Company's plans to address potential operating problems related to Y2K.

The Company has received responses from approximately 90% of its major suppliers to its request for Y2K compliance letters. At this time, no significant Y2K issues have been communicated from major suppliers that have responded.

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

Forward Looking Statements

Certain disclosures related to Year 2000, acquisitions, the Restructuring Plan, capital expenditures and the intended refinancing of existing credit facilities contained in this report involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements reflect management's current views and are based upon certain assumptions. Actual results could differ materially from those currently anticipated as a result of a number of factors, including the risks and uncertainties discussed under captions "Risk Factors" - Restructuring and Risks associated with Acquisitions set forth in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. Furthermore, the Company disclaims any obligation or intent to update any such forward-looking statement to reflect future events or developments.

                                     PART II
                                OTHER INFORMATION

Items 2 - 6 -- None

Item 1 - Legal proceedings

On February 27, 1996, a lawsuit was filed against the Company by the buyer of its Dorman Products division for alleged misrepresentation of certain facts by the Company upon which the buyer allegedly based its offer to purchase Dorman. The complaint seeks damages of approximately $21.0 million.

Certain other legal proceedings are pending which are ordinary routine litigation incidental to the Company's business. Those legal proceedings incidental to the business of the Company are generally not covered by insurance or other indemnity.

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


DATE: November 15, 1999