Form 10-K
period 1999-12-31
SUNSOURCE INC
filed 2000-03-30
CIK 1029831

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1999

Commission file number 1-13293


                                 SunSource Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                              23-2874736
-------------------------------                          -----------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                               Identification No.)

       3000 One Logan Square
       Philadelphia, Pennsylvania                                 19103
----------------------------------------                     --------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  (215) 282-1290

Securities registered pursuant to Section 12(b) of the Act:

      Title of Class                   Name of Each Exchange on Which Registered
------------------------               -----------------------------------------
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

  YES  ___X___       NO ______


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ______

The aggregate market value of the Common Shares held by non-affiliates of the registrant on March 24, 2000 was $25,117,107. On March 24, 2000 there were 6,854,634 Common Shares outstanding.

Documents Incorporated by Reference: Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 11, 2000 are incorporated by reference in Part III of this Form 10-K.

                                     PART I


Item I - Business


General

SunSource Inc., a Delaware corporation (the "Company" or "SunSource"), is one of the largest providers of value-added services and products to retail and industrial markets in North America. The Company operates through indirect wholly-owned subsidiaries in four business segments which are: (1) Technology Services, operating as SunSource Technology Services Inc. ("STS"); (2) Hardware Merchandising, operating as The Hillman Group, Inc. ("Hillman"); (3) Expediter, operating as Kar Products, Inc., and A. & H. Bolt & Nut Company Limited (collectively, "Kar" or "Kar Products"); (4) Integrated Supply, operating as SunSource Integrated Services de Mexico, S.A. DE C.V. These operating units represent businesses within the distribution industry which are characterized by a potential for value-added services, economies of scale and opportunities for further consolidation.

In December, 1999, the Company's Board of Directors approved management's plan to dispose of the Company's Glass Merchandising segment, operating as Harding Glass, Inc.("Harding"). Accordingly, Harding has been accounted for as a discontinued operation and its results of operations have been segregated from results of the Company's continuing operations.

On March 2, 2000, the Company contributed its Kar Products operations to a newly formed partnership affiliated with Glencoe Capital L.L.C. ("Glencoe"). Glencoe contributed cash equity to the new partnership in exchange for a 51% controlling interest with the remaining 49% interest retained by SunSource. The Company received $105 million in cash proceeds from the transaction through repayment of assumed debt by the new partnership, G-C Sun Holdings L.P. ("G-C"). The Company will account for its investment in G-C in accordance with the equity method.

On October 28, 1999, the Company entered into a merger agreement to acquire Axxess Technologies, Inc.("Axxess"), a Tempe, Arizona, manufacturer and marketer of key duplication and identification systems through a merger transaction. Axxess had sales of $82 million in 1999. Its product lines include keys and related accessories, identification tags and letters, numbers and signs. The transaction is expected to close on or about March 31, 2000, subject to certain closing conditions.

Technology Services (STS). Technology Services, with sales of $243 million in 1999 is a leading provider of systems and parts and engineering services for hydraulic, pneumatic, electronic and related systems to major industrial concerns, as well as small and medium-size businesses. Technology Services provides services, including engineering and design of both products and processes and the assembly and repair of complex systems, which enable its customers to outsource engineering and other functions which previously were performed in-house.

Hardware Merchandising (Hillman). Hillman, with sales of $152 million in 1999, is a leading provider of small hardware items and merchandising services to retail outlets through a nationwide sales and service organization. Hillman offers a full range of fasteners, letters, numbers, signs, keys, rope and chain accessories and many other inexpensive specialty goods, which are "must-have" items for hardware retailers that cannot be managed economically by the retailer's own employees because of the large number of items and their low prices.

Expediter (Kar Products). Kar Products, with sales of $125 million in 1999, provides personalized, small parts inventory management services to low volume customers. Kar Products allows its customers to reduce the expenses of purchasing, receiving and accounting for parts and materials while maintaining inventory levels critical to its customers' operations.

Integrated Supply. Integrated Supply, with sales of $36 million in 1999, provides major industrial manufacturing customers with comprehensive inventory management services for their maintenance, repair and operating supplies. On July 1, 1999 the Company sold the assets of Integrated Supply's OEM Fastener Business. Sales from the OEM Fastener Business aggregated $11 million and $22 million for the six and twelve months ended June 30, 1999, respectively. Integrated Supply enables its customers to reduce inventory investment and the associated expenses of purchasing, receiving, disbursing and accounting for parts and materials.

The Company's current organization including its principal subsidiaries and affiliates is as follows:

                                                              Principal                           Year Acquired/
                                                              Location                              Organized
                                                              --------                            --------------
   SunSource Corporate Group, Inc.                            Philadelphia, PA                         1975

   Technology Services
   - SunSource Technology Services Inc.                       Chicago, IL                         1976-1991 (1)

   Hardware Merchandising
   - The Hillman Group, Inc.                                  Cincinnati, OH                          1982

   Expediter
   - Kar Products, LLC                                        Chicago, IL                             1977
   - A. & H. Bolt & Nut Co. Ltd.                              Windsor, Ontario                        1989

   Integrated Supply
   - SunSource Integrated Services
      de Mexico, S.A. DE C.V.                                 Mexico City, Mexico                     1992

   Glass Merchandising
   - Harding Glass, Inc.                                      Kansas City, MO                         1980



   (1) Consists of various companies acquired from 1976 through 1991.

Industry Overview

The Company operates in large, fragmented industries characterized by multiple channels of supply. These channels of supply are currently experiencing significant changes driven by the higher quality and widespread availability of management information systems. With better information, manufacturers, distributors and customers are all able to track their expenses, investments and returns on investments more accurately. The distribution industry is driven by the following trends which are rendering the traditional producer-controlled channels vulnerable to being replaced by new channels organized around customer requirements and value-added services:

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

SunSource, through its applications engineers and technical support personnel in Technology Services, provides customized solutions to complex problems encountered by its customers. The Company believes that its Technology Services business differentiates itself from other industrial distributors by providing superior technical and problem-solving capabilities in addition to an extensive product offering and broad array of related services, such as engineering design and integrated supply arrangements. In addition, the Company's Hillman business focuses on the retail sector, delivering merchandising systems, point-of-sale displays, product support and sales installation services through its nationwide field service force.

The industrial distribution industry will be impacted by electronic commerce changing channels of distribution in the future. It is SunSource's opinion that distributors will capture the vast majority of industrial supply sales transacted through the internet as a result of their market and product knowledge and services, including fulfillment capabilities. A number of new business-to- business companies forming electronic marketplaces have emerged as intermediaries in the industrial channel. However, all are dependent on existing distributors for fulfillment of transactions negotiated through these exchanges. To survive and prosper in this evolving channel, SunSource believes that the critical requirements for success among existing distributors will be market knowledge and value-added services including superior support and fulfillment capabilities.

Risk Factors

         Restructuring

In December 1996, the Company announced a three-year restructuring plan to integrate and consolidate the sales, distribution, finance and administrative operations of its six domestic Technology Services divisions (hydraulic and pneumatic distributors that were acquired by the Company between 1976 and 1991; the "December 1996 Restructuring Plan"). The Company expected the December 1996 Restructuring Plan to result in the elimination of approximately 175 employees in Technology Services and produce certain net annualized cost savings of approximately $5.0 million per year upon its completion.

Technology Services experienced a reduction of over $75 million in 1999 revenues from the prior year level caused by its implementation problems with its integration plan resulting in a loss of $12.5 million in 1999 from earnings before interest, taxes, depreciation and amortization and non-recurring charges.

In June 1999, as a result of existing business conditions in Technology Services, the Company announced additional steps to further reduce STS' workforce by 100 employees, reduce inventories and implement corrective actions (the "June Restructuring 1999 Plan").

The restructuring activities have resulted in consolidation of the sales organizations, finance, information systems, distribution networks and administrative responsibilities for the Technology Services divisions.

The failure to successfully integrate the Technology Services divisions would have an adverse impact on the Company's ability to restore profitability in STS and fully achieve the net cost savings from the restructuring plans. There can be no assurance that the Company's restructuring plans will be successful or that profitability in STS will be restored to historical levels.

         Changing Industry Environment

The industrial distribution industry is undergoing significant change. Historically, industrial distributors have served as suppliers of industrial products and as extensions of manufacturers' sales forces, selling products through the distribution channels to original equipment manufacturers, retailers, end users and other customers. In recent years, both manufacturers and customers have been increasingly reliant on suppliers such as the Company to reduce purchasing costs and provide a broad range of value-added services, including inventory management programs, integrated supply arrangements, electronic ordering capabilities, engineering design and technical support services. In addition, customers' desire to consolidate their supplier relationships has required the suppliers to achieve purchasing efficiencies, expand their geographic coverage and increase product and service offerings through acquisitions of other distributors. These changes in the industrial distribution business are causing the industry to become more competitive. There can be no assurance that the Company will be able to compete effectively in or adapt to the changing industry environment.

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

The Company is currently a party to a merger agreement to acquire Axxess, a manufacturer and marketer of key duplication and identification systems. The Company is also pursuing discussions with a number of other prospective sellers of businesses.

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

         Dependence on Information Systems

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

         New York Stock Exchange Listing

In December 1999, SunSource Inc. was notified that the New York Stock Exchange ("NYSE" or the "Exchange") was reviewing the continued listing of the Company's common stock on the Exchange in connection with the amendments adopted by the Exchange relating to continued listing criteria. The new standards require not less than $50 million in total market capitalization and not less than $50 million in stockholders' equity.

The Company developed business plans for the fiscal years 2000 and 2001 which were presented to and reviewed by the NYSE in January 2000. The NYSE accepted the Company's business plans which are expected to restore compliance with the Exchange's new continued listing standards within 18 months.

While the Company will undertake to maintain its NYSE listing, there can be no assurance that the Company will be successful in implementing the business plans submitted to the Exchange and achieve compliance with the required listing standards or that the NYSE will continue to list the Company's common stock on the Exchange.

Segment Information

Refer to Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 21 of Notes to Consolidated Financial Statements for Segment financial data for the three years ended December 31, 1999.

Technology Services

SunSource Technology Services, Inc., with sales of approximately $243 million in 1999, offers a full range of technology-based products and services to its customers. Its product lines include hydraulic, pneumatic, electronic and filtration parts and equipment. Services include engineering design, equipment repair, product upgrades, and assembly of subsystems.

STS seeks to build strong relationships with its customers by providing technological/problem-solving capabilities along with quality products. Technology Services relies on its engineering and fabricating capabilities to provide customized solutions for specific applications requiring product engineering, assembly or fabrication. To help a customer better understand how it is performing relative to industry best practices, STS can perform a technology review of the customer's facilities covering areas such as electronic systems, hydraulics, pneumatics, repair activities and inventory management. Technology Services can demonstrate to its customers those areas in which they meet industry best practices and, when they do not, offer detailed, cost-efficient steps to improve their performance to meet those standards. The Technology Group also conducts multiple-day training programs to help customers stay current with evolving technologies relevant to their operations.

Technology Services has benefitted from the trend for manufacturers to move toward increased standardization of products. The result is that many such products have to be modified and used in combination with other components in order to meet customers' performance requirements. STS recognized this trend as an opportunity to set up a formal system to customize standardized products to meet the more specialized needs of its customers. Management believes that there is a growing market for such customized solutions among medium and smaller original equipment manufacturers ("OEM") who do not have the capabilities to develop such products.

Technology Services has 23 repair centers throughout the United States to provide customers with convenient and reliable sources for the repair of worn-out hydraulic power equipment. Repair centers have been useful in gaining market share as they have helped STS achieve an expanded relationship with many of its customers. They also provide Technology Services with an opportunity to win new customers because many of the local distributors do not have the resources to provide comparable repair services. STS plans to continue its successful program of establishing service centers for the repair and overhaul of hydraulic equipment in major industrial markets around the country.

The six distribution companies which today comprise Technology Services were acquired by the Company between 1976 and 1991. The acquired companies typically enjoyed profitable market niches created either through exclusive territories granted by their vendors or the unique services they offered. Until recently, STS operated each of its divisions on a decentralized basis with each division having its own president and vice president of sales. In December 1996, the Company announced a three-year restructuring plan to integrate and consolidate the six domestic Technology Services divisions. The integration of the sales organization, finance, information systems and administrative functions of Technology Services was completed in 1999. Consolidation of the distribution network was completed in the first quarter of 2000.

With the completion of restructuring of the sales organization in 1999, the sales force is now focused on account management and expanded customer relationships in a defined geography. The outside sales representatives are also supported by technical product specialists to assist in the delivery and application of product.

Technology Services completed in the first quarter of 2000 the consolidation of 36 inventory stocking locations into six principal distribution centers which the Company believes will result in significantly lower operating costs and better product availability. Centralized purchasing and inventory management is expected to result in improved fill rates for customers while at the same time reducing STS' inventory investment, leveraging its purchasing power with many suppliers and reducing suppliers' operating costs.

         Products and Suppliers. Technology Services believes that it carries the most diverse selection of fluid power and related technical products of any distributor in the United States, totaling an estimated 35,000 items in four major product categories, as follows: hydraulics, pneumatics, electronics and filtration. Typically, hydraulic systems are employed for dealing with heavy loads in applications such as mining, manufacturing, construction or agriculture. An example of a hydraulic application is the system that controls the positioning of the scraping blade of a road grader--an integrated system of motors, pumps, valves, tubing, sensors and electronic controls. Pneumatic systems are similar to hydraulic systems except that air or some other gas is substituted for hydraulic fluid. Pneumatic systems are preferred for lighter weight applications such as light manufacturing and packaging lines.

STS has a broad supply base which includes most major manufacturers of fluid power and related technical products in the United States. Technology Services' top five suppliers account for approximately 30% of its 1999 purchases. Because of the fragmented nature of the industry, manufacturers of this type of equipment historically have awarded their franchises on a limited geographical basis. One of Technology Services' larger suppliers is Sauer-Sunstrand, whose products are distributed in most of Technology Services' territories.

In 1999, Technology Services has lost certain vendor relationships in limited geographic regions which for the most part have been replaced with other vendor product lines. In recent years there has been considerable consolidation among suppliers, a trend which management believes will continue and benefit Technology Services. In addition, Technology Services seeks to provide valuable market and product information that enhances its relationships with its key suppliers by helping them improve their product offering in response to changing market demands.

         Markets and Customers. Technology Services currently serves over 25,000 customers, the top five of which accounted for approximately 10% of its 1999 sales. Approximately 50% of sales are to OEM customers who incorporate the equipment or systems purchased into their final products. The remaining 50% of sales are primarily to maintenance, repair and operation ("MRO") customers.

Within the MRO and OEM markets, Technology Services sells to construction equipment manufacturers, industrial wholesale distributors, metalworking equipment manufacturers, farm and garden equipment manufacturers, industrial specialized machinery manufacturers and automobile and auto parts manufacturers.

         Sales and Marketing. STS markets its products nationwide, principally through a network of outside account managers supported by application engineers, customer service representatives and a telemarketing operation ("SunSource Direct"). In order to become more responsive to the increasing demands of customers, Technology Services has devoted substantial resources to make its sales force more specialized both in terms of technical training and industry knowledge.

The STS group employs approximately 230 outside sales representatives. Each customer has a primary sales representative who might be assisted by technology specialists or industry specialists. Technology specialists are available in the fields of hydraulics, pneumatics, mobile equipment, lubrication, filtration, automation and other specialties while industry specialists bring particular expertise in industries such as pulp and paper, construction equipment, injection molding or heavy metal working. STS is in the process of adding additional industry specialists to its sales organization.

To support the outside sales representatives, Technology Services employs approximately 170 customer service representatives who collectively function to take orders from customers on the telephone, answer questions and solve problems. STS also employs approximately 25 people in its SunSource Direct operation which is responsible for customers with sales potential not large enough to justify the cost of service by an outside sales representative. In addition, an electronic data interchange ("EDI") capability has been established for use with selected customers and vendors and the group is in the early stages of designing a presence on the Internet.

         Competition. The great majority of Technology Services' competitors are relatively small companies with sales of less than $20 million from one or two facilities. Many of these companies offer considerable depth in certain product lines, together with related technical support. Technology Services competes with these companies on price, the strength of its product offering and an extensive range of ancillary technical services. The largest national competitor is Motion Industries which competes on the basis of price and product availability. Another national competitor is Sophus Berendsen.


The Hillman Group

The Company believes that The Hillman Group, Inc., with sales of $152 million in 1999, is the leading supplier of merchandising services, fasteners and related small hardware repair items to retail outlets in the United States. Through its sales and service force, Hillman provides hardware retailers in all 50 states and in Mexico, Central and South America with an extensive line of fasteners and related hardware items. More importantly, Hillman complements its extensive product selection with value-added services for the retailer.

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

Hillman's service representatives regularly visit retail outlets to review stock levels and to reorder those items in need of replacement. Thousands of items can thus be actively managed with the retailer experiencing a substantial reduction in paperwork and labor costs. Service representatives also assist in organizing the products in a user-friendly manner. Hillman complements its broad range of products with value-added merchandising services such as displays, product identification stickers, retail price stickers, store rack and drawer systems, assistance in rack positioning and store layout and inventory and restocking services. Periodically Hillman introduces new package designs and color-coding for ease of shopping by hardware store customers, and also modifies rack designs to improve attractiveness of individual store displays. Furthermore, Hillman provides the retailer with inventory management software that ties to the retailer's point-of-sale system. In effect, the Hillman Group functions as a merchandising manager for hardware retailers. Hillman supports these services with high order fill rates and rapid delivery from its eight distribution centers across the United States. Orders are normally shipped within 48 hours with a 96% order fill rate.

         Products and Suppliers. The Hillman Group buys its products from approximately 500 vendors, the largest of which accounted for 10% of Hillman's 1999 purchases and the top ten of which accounted for less than 50% of its 1999 total purchases. About half of its purchases are from overseas suppliers, with the balance from domestic manufacturers and master distributors. Hillman's product line includes both standard and specialty nuts, bolts, washers, screws and anchors. The line also includes brass, plastic, stainless steel, and other miscellaneous fasteners. The depth of the line, over 35,000 products, is believed to be the largest in today's industry. Non-fastener products feature a complete line of picture hanging items and accessories, keys, letters, numbers, signs, rope and chain accessories, and an extensive list of specialty items with fuses, electrical connectors and small bulbs heading the list.

To assure quality from its vendors, the Hillman Group conducts annual on-site evaluations and random sampling of products and communicates the results to vendors. Hillman also tracks the performance of its vendors based on delivery time and accuracy of shipments.

         Markets and Customers. Hillman services approximately 9,100 full service retail outlets and historically has serviced individual dealers of the larger cooperatives, such as Tru-Serv, Ace and Do it Best. The Hillman Group sells directly to the cooperative's retail locations and also supplies many fastener items to the cooperative's central warehouses. These central warehouses continue to distribute to their smaller members that do not have the purchase volume to justify direct service from Hillman. These arrangements with the cooperatives reduce credit risk and logistic expense for Hillman and reduce central warehouse inventory and delivery costs for the cooperatives.

The Hillman Group is also increasing its focus on regional and national lumber yards and home centers, particularly companies with three to fifteen locations. Management believes that the dynamics which make its services attractive to hardware retailers are present with these larger customers as well. At the present time, Hillman sells approximately $17 million to this market segment. Management has established a special sales and service force to further penetrate this market segment.

Hillman also sells to approximately 5,000 smaller hardware outlets and over 6,000 non-hardware accounts that are not large enough to qualify for Hillman's full service program, through its Tele-Source division. In the later part of 1998 and 1999, Hillman began selling to the "Big Box" home centers such as Home Depot as well as capturing some "Farm and Fleet" business. New business is also being cultivated internationally in such places as Mexico, South and Central America, and the Caribbean.

         Sales and Marketing. The Hillman Group has always been able to be more responsive to customers' needs than its competitors because they employ the largest direct national sales and service organization in the industry. Hillman's sales force consists of over 220 people, managed by 23 field managers. Each sales representative is responsible for approximately 50 full service accounts that they call on every two weeks on average. The service organization consists of 120 full-time and 10 part-time people, managed by 15 field managers. The National Accounts group focuses on "Big Box" retailers, large national chains and grocery stores. In addition, the sales force is supported by Hillman's Inside Sales and Customer Service group that is responsible for the expediting of orders, quoting special items and issuing credits. Coupled with the efforts of the Marketing Department, the sales force not only sells products, but can sell merchandising and technological support capabilities as well. The Marketing Department provides support through the development of new products, sales collateral, promotional items, merchandising aids and marketing services such as advertising and trade show management. Its EDI system is used by a number of its large customers.

         Competition. The principal competitors for Hillman's core business are Midwest Fasteners, Serv-A-lite, Elco and Sharon Bolt & Screw. The latter two carry mainly fastener products. Hillman competes primarily on the strength of the merchandising services it provides, as well as product availability, price and breadth of product line. Management estimates that Hillman sells to approximately 65% of the full service retail outlets that comprise its core market. The smaller hardware outlets who purchase products but not services from Hillman also purchase products from local and regional distributors and cooperatives. Competition in this segment is primarily on the basis of price and availability.

The primary competitors in the home center, regional and national lumberyard markets are Crown-Bolt with an estimated 50% market share and Elco and the Newell Group. Hillman estimates its share in this market to be less than 10%. Competition is based primarily on in-store service and price. Other competitors are local and regional distributors.

Kar Products

Kar Products, Inc., with sales of $125 million in 1999, offers personalized, small parts inventory management service to the low volume customer (small and medium-size accounts). The Kar sales force relieves the customer of the inconvenience and expense of purchasing numerous, small, inexpensive maintenance parts and provides assurance against the expense and inconvenience of stock outs. Sales in this market segment tend to be of relatively small dollar value items with limited technology content but high service demands. The Company believes that the Kar business has a competitive advantage in this market segment due to its large sales force, a broad inventory of parts for diverse applications, a reputation for high-quality products, a responsive physical distribution system and a computerized material management system which permits 98% of all orders to be shipped within 24 hours. In 1999, Kar sold more than 40,000 products to over 50,000 customers in the United States and Canada.

         Products and Suppliers. Kar packages and inventories over 40,000 items in nine major product categories. The largest category is fasteners, which accounted for approximately 30% of 1999 Kar sales. Parts are purchased from over 700 regular vendors, none of which account for greater than 10% of its annual purchases. This segment has long-standing relationships with a majority of its suppliers and continually seeks to upgrade vendor performance by measuring it and educating vendors on Kar's quality and service standards. A majority of the products sold by Kar are packaged by vendors under the private brand labels of Kar Products, Inc. and A&H Bolt and Nut Co. (as "The Fastener Centre").

To maintain its reputation for leading product lines and "one-stop shopping," Kar emphasizes new product innovation and is an active participant in trade shows and trade publications. Kar works with its vendors to introduce more than 500 new products per year.

         Markets and Customers. Customers of Kar tend to be smaller companies that make frequent small purchases. A typical expediter customer purchases less than $10,000 per year from this segment and includes truck fleet operators, construction and mining operations, industrial plants, paper plants, welding shops, hospitals, schools, government facilities and automobile dealerships.

         Sales and Marketing. The Kar sales representatives serve their customers by providing merchandising systems, helping control inventory and physically stocking and organizing products. Items typically include nuts, bolts, small cutting tools, lubricants and related items. The service provided to the customer is to insure that all of these small consumables remain in stock, thereby enabling the customer to avoid the expense of maintaining inventories, placing purchase orders and receiving materials. Even more importantly, the customer's highly trained technicians do not have to waste time and money tracking down missing parts of nominal dollar value. Larger accounts are offered programmed inventory maintenance service ("PIMS") to ensure that inventory is maintained at appropriate levels. PIMS sales account for approximately 40% of total Kar sales. Kar also offers customized product literature which is targeted to selected niche markets.

The Kar sales force consists of approximately 700 sales representatives, each of whom sells the entire product line and serves an average of 70 customer accounts. Ten to twelve sales representatives in a geographical area report to a district manager, who in turn reports to one of ten regional vice presidents. Sales management support includes training on new product applications and technical information to assist customers in solving operational and maintenance problems. The marketing department provides support in the form of product line management, promotional programs, catalogs and related materials. Logistics support is provided by nine strategically located distribution centers and a computerized material management system which assures fast, accurate and complete shipments.

         Competition. Kar competes primarily with other national expediters that provide a similarly high level of service, and to a lesser extent with more narrowly focused regional or small local distributors competing mainly on the basis of low price with minimal service. The four largest national expediters are Premier Industrial, Bowman Products, Curtis Industries and Lawson Products, none of which has a significant market share. Kar's business serves all segments of the highly fragmented MRO market and has less than 1% market share. The Company believes that Kar Products can capture additional market share by increasing the number of its qualified sales representatives and has a program in place to improve the quality and training of its sales representatives.

Integrated Supply

The Integrated Supply segment, with sales of $36 million in 1999, is focused on major industrial manufacturing customers. In some instances, Integrated Supply will take over complete responsibility for a customer's purchases of maintenance, repair and operating supplies. In those cases, Integrated Supply places the purchase orders, receives the material and dispenses it to the customer's employees from the customer's tool cribs. The advantage to the customer is substantial reduction in the total cost of procuring and handling the thousands of items which are routinely used by a large facility, while at the same time improving the availability of these materials.

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

         Markets and Customers. Integrated Supply customers tend to be large industrial facilities which purchase in excess of $1 million per year from this segment. Integrated Supply's major industrial customers include Mercedes Benz, Colgate and Dirona.

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

         Competition. The competition for the Integrated Supply comes from a large number of companies following a variety of strategies. Some competitors seek to be perceived as an integrated supplier by continually increasing the number of product lines offered. Other competitors provide staff to dispense product in a customer's plant. The Company's Integrated Supply segment also competes with "strategic alliances" among established distributors of traditional product lines.

Insurance Arrangements

Under the Company's current insurance programs, commercial umbrella coverage is obtained for catastrophic exposure and aggregate losses in excess of expected claims. Since October 1991, the Company has retained the exposure on certain expected losses related to worker's compensation, general liability and automobile. The Company also retains the exposure on expected losses related to health benefits of certain employees. The Company believes that its present insurance is adequate for its businesses. See Note 17 of Notes to Consolidated Financial Statements of the Company as of and for the three years ended December 31, 1999.

Employees

As of December 31, 1999, the Company's total operations employed approximately 4,010 employees, of which approximately 1,780 were sales personnel, approximately 1,430 were employed as warehouse and delivery personnel, and approximately 800 held administrative positions. The Company's total operations have collective bargaining agreements with five unions representing a total of approximately 78 employees. In the opinion of management, employee relations are good.

Backlog

The Company's sales backlog for continuing operations was $50.1 million as of December 31, 1999, and $60.0 million as of December 31, 1998.

Item 2 - Properties.

The Company currently has approximately 164 warehouse and stocking facilities located throughout the United States, Canada and Mexico. Most of these include sales offices. Approximately 21 of these facilities are owned and the remainder are leased. The Company's principal properties are owned or leased warehouse facilities, as follows:

   Division                    Location                    Description
   --------                    --------                    -----------

   Hillman                    Cincinnati, Ohio            250,000 sq.ft.(leased)
   Harding                    Denver, Colorado            184,000 sq.ft.(owned)
   Technology Services        Addison, Illinois           153,000 sq.ft.(leased)
   Kar                        Itasca, Illinois             80,000 sq.ft.(leased)

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

Item 4 - Submission of Matters to a Vote of Security Holders.

Not applicable.

Executive Officers of the Company

The following table sets forth certain information regarding the Company's executive officers:

Name                                Age     Position
----                                ---     --------

Donald T. Marshall                  66      Chairman of the Board of Directors, SunSource Inc.

Maurice P. Andrien, Jr.             58      President and Chief Executive Officer, SunSource
                                            Inc.

John P. McDonnell                   65      Retired as Chief Executive Officer, SunSource
                                            Industrial Services Company, Inc. on December 31,
                                            1999

Joseph M. Corvino                   45      Vice President - Finance; Chief Financial Officer;
                                            Treasurer and Secretary, SunSource Inc.

Max W. Hillman, Jr.                 53      Chief Executive Officer, The Hillman Group, Inc.

Harold J. Cornelius                 51      Chief Executive Officer, Harding Glass, Inc.



All executive officers are currently elected for a one-year term by the Board of Directors. There are no family relationships between any of the Company's executive officers and directors.

The following is a summary of the business experience of the executive officers listed above during at least the last five years. Periods prior to the Conversion on September 30, 1997 relate to the Company's predecessor, SunSource L.P. (the "Partnership").

Donald T. Marshall has been the Chairman since April, 1999. Mr. Marshall served as Chairman and Chief Executive Officer from December 1988 to April 1999.

Maurice P. Andrien, Jr. has been President and Chief Executive Officer since April, 1999. Mr. Andrien served as President and Chief Operating Officer of Unican Security Systems, Ltd. from June 1998 to April 1999. Mr. Andrien served as Chief Executive Officer of Curtis Industries, Inc. from April 1992 to May 1998.

John P. McDonnell has been Chief Executive Officer of SunSource Industrial Services Company, Inc. from December 1996 to December, 1999. Mr. McDonnell served as President and Chief Operating Officer of the Company from December 1994 to April 1999. Mr. McDonnell served as Group Vice President from December 1987 to December 1994.

Joseph M. Corvino has been Vice President-Finance, Chief Financial Officer, Treasurer and Secretary since December 1995. Mr. Corvino served as Vice President and Controller from May 1993 to December 1995 and as Controller from December 1985 to May 1993.

Max W. Hillman, Jr. has been the Chief Executive Officer of The Hillman Group, Inc., since December 1996. Mr. Hillman served as Group Vice President from December 1991 to December 1996.

Harold J. Cornelius has been the Chief Executive Officer of Harding Glass, Inc., since March 1995. Mr. Cornelius served as Group Vice President from December 1988 to December 1996.

                                     PART II


Item 5 - Market for Registrant's Common Shares and
         Related Stockholder Matters



Market Prices
As a result of the Company's September 30, 1997 conversion from partnership to corporate form (the "Conversion"), the Common Shares began trading on the New York Stock Exchange on October 1, 1997, under the symbol "SDP". The following table sets forth the high and low closing sale prices on the New York Stock Exchange composite tape for the Common Shares:

         1999                                HIGH                      LOW
         ----                               ------                   -----
         First Quarter                     $18.9375                  $13.8750
         Second Quarter                     16.3125                   12.6875
         Third Quarter                      11.0000                    4.8750
         Fourth Quarter                      7.2500                    3.5000
         1998
         First Quarter                     $29.5000                  $23.3125
         Second Quarter                     29.3750                   21.7500
         Third Quarter                      21.7500                   15.0000
         Fourth Quarter                     21.5625                   14.0000

As of March 24, 2000 there were approximately 492 holders of record of the Common Shares. The total number of Common Shares outstanding as of March 24, 2000 was 6,854,634.

NYSE Listing Requirements
In December 1999, SunSource Inc. was notified that the New York Stock Exchange ("NYSE" or the "Exchange") was reviewing the continued listing of the Company's common stock on the Exchange in connection with the amendments adopted by the NYSE relating to continued listing criteria. The new standards require not less than $50 million in total market capitalization and not less than $50 million in stockholders' equity. The Company developed business plans for the fiscal years 2000 and 2001, which were presented to and reviewed by the Exchange in January 2000. The NYSE accepted the Company's business plans which are expected to restore compliance with the Exchange's new continued listing standards within 18 months.

Dividends
On June 30, 1999, the Board of Directors of the Company suspended indefinitely the quarterly cash dividend of $0.10 per Common Share.

Stock Repurchase
On August 6, 1998, the Company's Board of Directors authorized $15.0 million for management to repurchase up to 10% of the Company's outstanding common shares through open market transactions and private block trades dependent upon market conditions. The Company subsequently suspended the repurchase program on March 16, 1999. The Company has acquired and placed into treasury 479,100 common shares through December 31, 1999, at an average cost of $18.12 per common share.

Offering
On March 25, 1998 the Company closed an offering of its Common Shares (the "Offering"). The Company issued and sold 500,000 Common Shares in addition to Common Shares sold by certain selling stockholders in the Offering. The underwriters in the Offering exercised their option to purchase 296,408 additional Common Shares of the Company to cover over-allotments on March 27, 1998.

Item 6 - Selected Financial Data.

         The following table sets forth selected consolidated financial data of the Company and the predecessor Partnership as of and for the five years ended December 31, 1999. Data for all periods shown are derived from financial statements of the Company and the Partnership which have been audited by PricewaterhouseCoopers LLP, independent accountants, as indicated in their reports thereon. See accompanying Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for information regarding the Conversion and Refinancing as well as acquisitions and divestitures that affect comparability.

                  (dollars in thousands, except for partnership interest and share data)


Income Statement Data for Years
Ended December 31:                                    1999          1998           1997           1996           1995
                                                    --------      --------       --------       --------       ------

Continuing Operations
  Net sales                                         $555,652       $617,518       $606,449      $558,885       $537,374
  Gross profit                                       227,123        253,182        244,637       225,489        218,503
  Income (loss)                                      (11,114)        11,857         30,842        16,260         21,016
Gain on sale of division                                  --             --             --            --         20,644
Income (loss) from discontinued
 Harding segment                                     (26,022)         1,960          1,690         3,007          3,085
Extraordinary loss                                      (235)            --         (3,392)           --           (629)
Net income (loss)                                   $(37,371)      $ 13,817       $ 29,140      $ 19,267       $ 44,116

Basic and diluted net income (loss) per
 common share:
 Income (loss) from continuing
  operations                                        $  (1.65)      $   1.72            N/A           N/A            N/A
 Income (loss) from discontinued
  Harding segment                                   $  (3.86)      $   0.28            N/A           N/A            N/A
 Extraordinary loss                                 $  (0.03)      $      -            N/A           N/A            N/A
 Net income (loss)                                  $  (5.54)      $   2.00            N/A           N/A            N/A

Pro forma net income per common share                    N/A            N/A       $   1.88           N/A            N/A

Earnings per limited partnership interest:
 Income from continuing operations
  - Class A                                              N/A            N/A            N/A      $   1.10       $   1.10
  - Class B                                              N/A            N/A            N/A      $   0.18       $   0.40

 Income from discontinued Harding segment
  - Class A                                              N/A            N/A            N/A      $     --       $     --
  - Class B                                              N/A            N/A            N/A      $   0.14       $   0.14

 Extraordinary loss
  - Class A                                              N/A            N/A            N/A      $     --       $     --
  - Class B                                              N/A            N/A            N/A           N/A       $  (0.03)

 Net income
  - Class A                                              N/A            N/A            N/A      $   1.10       $   1.10
  - Class B                                              N/A            N/A            N/A      $   0.32       $   1.45

Dividends declared per common share                 $   0.10       $   0.40       $   0.10           N/A            N/A

Cash distributions declared per
  limited partnership interest
  - Class A                                              N/A            N/A            N/A      $   1.10           1.10
  - Class B                                              N/A            N/A            N/A      $   0.33       $   0.67


Balance Sheet Data at December 31:

Total assets                                        $323,017       $330,240       $297,541      $254,806       $246,075
Long-term debt and capitalized
 lease obligations                                  $122,973       $95,842        $93,728       $ 69,150       $ 63,934

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


General

SunSource Inc. (the "Company" or "SunSource") is one of the largest providers of value-added services and products to retail and industrial markets in North America. The Company is organized into four business segments which are SunSource Technology Services Company, Inc. ("Technology Services" or "STS"), The Hillman Group, Inc.("Hillman"), Kar Products, Inc. ("Kar Products" or "Kar") and Integrated Supply, operating as SunSource Integrated Services de Mexico, S.A. DE C.V.

Technology Services offers a full range of technology-based products and services to small, medium and large manufacturers. The Hillman Group provides small hardware and related items and merchandising services to retail outlets, primarily hardware stores, home centers and lumberyards. Kar Products provides personalized, small parts inventory management services to low volume customers. Integrated Supply provides major industrial manufacturing customers with comprehensive inventory management services for their maintenance, repair and operating supplies.

In December 1999, the Board of Directors approved a plan to dispose of the Company's Harding Glass, Inc. subsidiary ("Harding"). Harding has been accounted for as a discontinued operation and, accordingly, its results of operations were segregated from results of the Company's ongoing businesses including restatement of prior periods presented. In 1999, the Company recorded a loss of $2.2 million after-tax from Harding's operations and an estimated loss on its expected disposal of $23.8 million unadjusted for any potential future tax benefits.


Refinancing

On December 15, 1999, the Company refinanced its $90 million bank revolving credit and $60 million senior notes with $155 million in senior secured credit facilities (the "Refinancing").

The new senior debt arrangement has a five-year term which consists of a $25 million term loan and a $130 million revolving credit line. The availability of the revolving credit line is based on the Company's balances in receivables and inventories, evaluated on a monthly basis.

Related to the Refinancing, the Company incurred an extraordinary loss of $0.2 million (net of $0.1 million in deferred tax benefits) due to the write-off of capitalized financing costs as a result of the early extinguishment of the former credit facilities.

Corporate Reorganization

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

Restructuring Charges and Asset Write-downs

In the second quarter of 1999, the Company recorded restructuring charges and asset write-downs aggregating $10.2 million. These non-recurring charges and write-downs were a result of the Company's plan to reposition Technology Services and Kar Products, write-off key machines at the Hillman division, and realign corporate overhead expenses (the "1999 Restructuring Plan"). These charges and write-downs were composed of $5.4 million related to Technology Services, $1.0 million related to Kar Products, $3.3 million related to Hillman, and $0.5 million related to Corporate Headquarters. The Company completed the 1999 Restructuring Plan during the fourth quarter of 1999.

The Technology Services charges and write-downs of $5.4 million includes termination benefits of $2.8 million, an inventory write-down of $2.1 million, other exit costs of $0.4 million and a write-down of unamortized leasehold improvements of $0.1 million. STS terminated 94 employees as a result of the 1999 Restructuring Plan.

The Kar Products charge of $1.0 million was comprised solely of termination benefits. Kar terminated 10 employees as a result of the 1999 Restructuring Plan.

The Hillman asset write-off of $3.3 million was primarily the result of Hillman's inability to recover key machines from retailers and represents the remaining net book value of key machine capitalized costs as of June 30, 1999.

The Corporate Headquarters component of the restructuring charge was comprised of other exit costs of $0.4 million and termination benefits of $0.1 million.

See Note 1 of "Notes to Consolidated Financial Statements" for the accounting recognition of the restructuring charges.

Acquisitions

On April 22, 1998, Hillman acquired the assets of a manufacturer of letters, numbers and signs which had sales of approximately $1.0 million for the twelve-month period prior to acquisition.

On May 6, 1998, Hillman acquired the assets of the franchise and independent hardware segment of Axxess Technologies, Inc., including its PMI division, a distributor of keys, letters, numbers and signs and other products to retail hardware stores throughout the United States. Sales from the acquired operations were approximately $17.0 million in 1997 and the twelve-month period prior to acquisition. Hillman integrated the sales force and operations of the acquired businesses with its existing operations.

On October 21, 1998, Hillman acquired the assets of SIGN-KO, a Dallas-based manufacturer and distributor of letters, numbers, signs and related products. SIGN-KO served a customer base that included large home improvement retailers and independent hardware stores. Sales from the acquired operations were approximately $3.0 million in 1997 and the twelve-month period prior to acquisition.

Sales from hardware-related companies acquired by Hillman during 1998 aggregated approximately $21.0 million for the twelve-month period prior to acquisition and generated sales of $10.3 million from the date acquired through December 31, 1998. Sales in 1999 from these acquired businesses aggregated approximately $18.8 million.

Net cash consideration paid for the businesses acquired by the Company in 1998, including transaction costs, was $10.8 million, plus the assumption of certain liabilities of $1.1 million.

On October 28, 1999, the Company entered into a merger agreement to acquire Axxess Technologies, Inc. ("Axxess") of Tempe, Arizona through a stock merger transaction. Axxess is a manufacturer of key duplication and identification systems. The transaction is being structured as a purchase of 100% of the stock of the privately held company and repayment of outstanding Axxess debt in exchange for $110 million in cash and subordinated notes. The transaction is expected to close on or about March 31, 2000 subject to certain closing conditions.


Divestitures

On March 2, 2000 the Company contributed the interests in its Kar Products, Inc. and A. & H. Bolt & Nut Company Limited operations (collectively, the "Kar" business) to a newly-formed partnership affiliated with Glencoe Capital, L.L.C. ("Glencoe"). Glencoe contributed cash equity to the new partnership, G-C Sun Holdings L.P. ("G-C"). The Company received $105 million in cash proceeds from the transaction though repayment of assumed debt by G-C. Affiliates of Glencoe will hold a 51% controlling interest with the remaining 49% interest held by SunSource. The Company will account for its investment in the partnership in accordance with the equity method and expects to record an after-tax gain on the transaction of approximately $51 million in the first quarter of 2000.

On January 10, 2000, the Company signed a letter of intent to sell its Harding Glass operation to a strategic purchaser. The transaction is expected to result in the sale of Harding's assets for cash plus the assumption of certain liabilities. SunSource recorded an expected loss on the sale of Harding in 1999 in the amount of $23.8 million or $3.53 per common share. Sales from Harding were $118.3 million for the year ended December 31, 1999. The Company expects to consummate the sale of Harding in the second quarter 2000.

Results of Operations

Segment Sales and Profitability from Continuing Operations for the Three Years Ended December 31, 1999
------------------------------------------------------------------------------------------------------
                  (dollars in thousands)

                                                        1999                           1998                          1997
                                            ---------------------------     ---------------------------  ---------------------------

                                                               % Total                         % Total                      % Total
Sales -- continuing operations                                   Sales                           Sales                        Sales
                                                               -------                         -------                      -------
Technology Services (STS)                   $ 242,643            43.7%      $ 318,500            51.6%      $ 318,984         52.6%
Hardware Merchandising (Hillman) (1) (2)      151,884            27.3%        125,830            20.4%        103,971         17.1%
Expediter (Kar)                               124,724            22.5%        124,536            20.2%        125,911         20.8%
Integrated Supply - remaining business         20,125             3.6%         16,825             2.7%         11,164          1.8%
Integrated Supply - sold business
  and terminated contracts (3)                 16,276             2.9%         31,827             5.1%         46,419          7.7%
                                            ----------       ---------      ---------          -------      ---------       --------
    Consolidated net sales                  $ 555,652           100.0%      $ 617,518           100.0%      $ 606,449        100.0%
                                            ==========       =========      =========          =======      =========       ========

                                                               % SALES                          % SALES                      % SALES
                                                               -------                          -------                      -------
Gross Profit -- continuing operations
Technology Services (STS) (4)               $  55,117            22.7%      $  85,215            26.8%      $  84,826         26.6%
Hardware Merchandising (Hillman) (2)           81,045            53.4%         66,485            52.8%         54,901         52.8%
Expediter (Kar)                                86,204            69.1%         88,175            70.8%         90,171         71.6%
Integrated Supply - remaining business          4,403            21.9%          4,217            25.1%          2,260         20.2%
Integrated Supply - sold business
  and terminated contracts (3)                  2,484            15.3%          9,090            28.6%         12,479         26.9%
                                            ---------                       ---------                       ---------
     Consolidated gross profit
       before inventory write-down
       related to restructuring               229,253            41.3%        253,182            41.0%        244,637         40.3%
Inventory write-down
  related to restructuring                     (2,130)                              -                               -
                                            ---------                      ----------                       ---------
     Consolidated gross profit              $ 227,123            40.9%      $ 253,182            41.0%      $ 244,637         40.3%
                                            =========                      ==========                       =========

EBITDA -- continuing operations (7)
Technology Services (STS) (5)               $ (12,477)           (5.1%)     $  15,138             4.8%      $  16,072          5.0%
Hardware Merchandising (Hillman)               15,816            10.4%         13,477            10.7%         11,580         11.1%
Expediter (Kar)                                18,965            15.2%         21,196            17.0%         21,583         17.1%
Integrated Supply - remaining business            954             4.7%            977             5.8%            257          2.3%
Integrated Supply - sold business
  and terminated contracts (3)                 (2,104)          (12.9%)         1,528             4.8%          3,333          7.2%
                                            ---------                       ---------                       ---------
      Total operations before
        corporate expenses                     21,154             3.8%         52,316             8.5%         52,825          8.7%
Corporate expenses, net (6)                    (9,653)           (1.7%)        (7,165)           (1.2%)        (7,961)        (1.3%)
                                            ---------                       ---------                       ---------
     Consolidated EBITDA before
       non-recurring items                     11,501             2.1%         45,151             7.3%         44,864          7.4%
Gain on curtailment
    of pension plan                             5,608                               -                               -
Restructuring charges including
  asset and inventory write-downs             (10,248)                              -                               -
Provision for litigation matters
  - divested operations                             -                          (1,600)                              -
                                            ---------                       ---------                       ---------
     Consolidated EBITDA                    $   6,861             1.2%       $ 43,551             7.1%      $  44,864          7.4%
                                            =========                       =========                       =========

(1) Includes sales from businesses acquired in 1998 of $18,883 and $10,322 for the twelve months ended December 31, 1999 and 1998, respectively.

(2) Includes a reduction in sales and gross profit of $4,680 and $3,424 for the twelve months ended December 31, 1998 and 1997, respectively to conform to current accounting for customer rebates.

(3) Represents sales, gross profit and EBITDA from the OEM Fastener Business, which was sold on July 1, 1999 and terminated contracts from 1999, 1998 and 1997.

(4) Includes other nonrecurring charges related to warranty claims, customer credits and other inventory adjustments in the Technology Services divisions of $5,030 for the twelve months ended December 31, 1999. Excluding these charges, Technology Services gross profit was $60,147 or 24.8% for the twelve months ended December 31, 1999.

(5) Includes other nonrecurring charges related to the integration and consolidation of the Technology Services divisions of $8,956 for the twelve months ended December 31, 1999. Excluding these charges, Technology Services EBITDA was ($3,521) or (1.5%) for the twelve months ended December 31, 1999.

(6) Includes other income of $420, $428 and $394 for the twelve months ended December 31, 1999, 1998 and 1997, respectively.

(7) "EBITDA" (earnings before interest, taxes, depreciation and amortization) is defined as income (loss) from continuing operations before depreciation, amortization and results of the discontinued Harding segment. 1997 excludes $2,491 of management fees, $263 of expenses related to minority ownership and $3,053 of trasaction costs related to the Company's conversion from partnership to corporate form (the "Conversion").

         Years Ended December 31, 1999 and 1998


Net sales from continuing operations decreased $61.8 million or 10.0% in 1999 to $555.7 million from $617.5 million in 1998. Sales variances by business segment are as follows:

                                                 Sales Increase (Decrease)
                                                 -------------------------
                                                  Amount                  %
                                                  ------                 ---
                                             (In thousands)
                                             --------------
         Technology Services                   $(75,857)               (23.8)%
         Hillman                                 26,054                 20.7 %
         Kar Products                               188                  0.2 %
         Integrated Supply                      (12,251)               (25.2)%
                                               --------
             Total Company                     $(61,866)               (10.0)%
                                               ========

Technology Services sales decreased $75.9 million or 23.8% in 1999 to $242.6 million from $318.5 million in 1998 as a result of the restructuring of the sales force as well as the effects of the global economy on original equipment manufacturers' end markets. Hillman's sales increased $26.1 million or 20.7% in 1999 to $151.9 million from $125.8 million in 1998 as a result of growth from new accounts and expansion of new and existing product lines. Kar sales increased slightly in 1999 to $124.7 million from $124.5 million in 1998. Integrated Supply sales decreased $12.3 million or 25.2% in 1999 from $48.7 million in 1998 as a result of the sale of the OEM Fastener Business on July 1, 1999 which contributed sales of $11.0 million in 1999 versus $23.0 million in the prior-year and terminated contracts which generated sales of $5.3 million in 1999 versus $8.8 million in 1998. Excluding sales from the sold OEM Fastener Business and terminated contracts, Integrated Supply sales increased 19.6% in the comparison period.

The Company's sales backlog on a consolidated basis was $50.1 million as of December 31, 1999, compared with $60.0 million at December 31, 1998, a decrease of 16.5%.

The Company's consolidated gross margin from continuing operations was 42.2% in 1999 (before the inventory write-down of $2.1 million related to the Restructuring Plan and non-recurring charges of $5.0 million related to integration of the Technology Services divisions) compared with 41.0% in 1998. Technology Services' gross margin before the aforementioned charges decreased 2.0% in 1999 as a result of the decrease in sales levels in relation to the fixed cost component of cost of goods sold for service and repair facilities and sales mix. Hillman's gross margin increased 0.6% in the comparison period as a result of substantial increases in sales of keys to major U.S. hardware chains and home centers carrying higher margins than hardware and related products. Kar's gross margin declined 1.7% in 1999 as a result of increased packaging cost absorption in the 1999 period, a change in sales mix and competitive pricing pressures. The Integrated Supply segment's gross margin decreased 8.5% in 1999 resulting mainly from the sale of the OEM Fastener Business and cancellation of certain contracts which carried higher margins than the retained Integrated Supply business.

The Company's selling, general and administrative expenses ("S,G&A") from continuing operations, before non-recurring charges of $4.0 million related to integration of STS, increased by $6.2 million to $214.5 million in 1999 from $208.3 million in 1998. Selling expenses on a consolidated basis remained constant with 1998 but decreased in most businesses as a result of cost savings associated with the 1999 Restructuring Plan and reduced sales levels offset by an increase at Hillman as a result of 1998 acquisition activity. Warehouse and delivery expenses increased $4.3 million as a result of integration costs for the 1998 acquisitions at Hillman and facility reorganization costs at Technology Services offset slightly by decreases from cost savings associated with the 1999 Restructuring Plan. The increase in general and administrative expenses of $1.9 million is attributable to the integration of the newly acquired businesses at Hillman and increased facilities costs in the Technology Services division offset by cost savings associated with the 1999 Restructuring Plan.

S,G&A expenses from continuing operations as a percentage of sales excluding the previously mentioned non-recurring charges compared with 1998 are as follows:

                                                Twelve Months ended December 31,
                                                --------------------------------

                                                      1999               1998
                                                      ----               ----
         Selling Expenses                             20.5%              18.4%
         Warehouse and Delivery Expenses               6.8%               5.5%
         General and Administrative Expenses          11.3%               9.8%
                                                      -----              -----
                  Total S,G&A Expenses                38.6%              33.7%
                                                     ======              =====

Overall, as a percentage of sales, total S,G&A expenses increased due mainly to the decrease in sales levels in relation to the fixed cost component of S,G&A expenses.

EBITDA from continuing operations was $20.5 million for the year ended December 31, 1999 after corporate expenses and before the 1999 Restructuring Plan charges of $10.2 million, and non-recurring charges of $9.0 million related to the integration and consolidation of the Technology Services divisions, compared with $43.6 million for the prior-year. The 1998 period includes a nonrecurring charge of $1.6 million for outstanding litigation matters related to divested businesses.

The Company's consolidated operating profit margin (EBITDA from continuing operations, as a percentage of sales) after corporate expenses and before the aforementioned non-recurring charges declined to 3.7% in 1999 compared with 7.1% in the prior-year. Technology Services operating profit margin decreased to (1.5%) from 4.8% in 1998, primarily reflecting reduced 1999 sales and increased expenses related to the reorganization of sales and administrative functions. Hillman's operating profit margin excluding the 1999 Restructuring Plan charges decreased to 10.4% in 1999 from 10.7% in 1998 as a result of sales discounts and allowances to attract new accounts and increased selling expenses for new field staff related primarily to 1998 acquisition activities. Kar's operating profit margin decreased to 15.2% from 17.0% as a result of the gross margin decline discussed above.

Interest expense, net increased $2.9 million in 1999 from $6.8 million in 1998 due primarily to increased borrowings on the Company's revolving credit facility as a result of cash requirements to fund the Company's acquisition activities and working capital requirements.

The Company pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.2 million per annum in the aggregate. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. For the years ended December 31, 1999 and 1998, the Company paid $12.2 million in interest on the Junior Subordinated Debentures, equivalent to the amounts distributed by the Trust on the Trust Preferred Securities.

The Company is subject to federal, state and local income taxes on its domestic operations and foreign income taxes on its Canadian and Mexican operations as accounted for in accordance with Statement of Financial Accounting Standard ("SFAS") 109, "Accounting for Income Taxes". Deferred income taxes represent differences between the financial statement and tax bases of assets and liabilities as classified on the Company's balance sheet. See Note 5 of Notes to Consolidated Financial Statements of the Company for the three years ended December 31, 1999, for income taxes and related disclosures.

         Years Ended December 31, 1998 and 1997

Net sales from continuing operations increased $11.1 million or 1.8% in 1998 to $617.5 million from $606.4 million in 1997. Sales variances by segment are as follow:

                                              Sales Increase (Decrease)
                                              -------------------------
                                                 Amount                  %
                                                 ------                 ---
                                              (In thousands)
                                              --------------
         Technology Services                    $   (484)              (0.2)%
         Hillman                                  21,859               21.0 %
         Kar Products                             (1,375)              (1.1)%
         Integrated Supply                        (8,931)             (15.5)%
                                                --------
             Total Company                      $ 11,069                1.8 %
                                                ========

Technology Services sales decreased slightly in 1998 to $318.5 million from $319.0 million in 1997 as a result of the restructuring of the sales force as well as the effects of the Asian economic crisis on STS' original equipment manufacturing customers. Hillman's sales increased $21.9 million or 21.0% in 1998 to $125.8 million from $104.0 million in 1997 resulting from market penetration of new product lines in the amount of $5.4 million, sales from newly acquired businesses of $10.3 million and the balance of $6.2 million in growth from new accounts and expansion of existing product lines. Kar sales decreased $1.4 million or 1.1% in 1998 to $124.5 million from $125.9 million in 1997 as a result of competitive pricing pressures as well as continued deterioration in the Canadian dollar. Integrated Supply sales decreased $8.9 million or 15.5% in 1998 to $48.7 million from $57.6 million in 1997 as a result of a net decrease of $14.6 million resulting from contracts which were canceled in 1998 and 1997 and a decline in the OEM Fastener business which was sold in 1999.

The Company's consolidated gross margin from continuing operations was 41.0% in 1998 compared with 40.3% in 1997. Technology Services' gross margin increased 0.2% in 1998 as a result of tighter pricing controls. Hillman's gross margin remained constant with 1997. Kar's gross margin declined 0.8% in 1998 as a result of competitive pricing pressures and higher freight costs. Integrated Supply's gross margin increased 1.8% in 1998 as a result of sales mix.

The Company's S,G&A expenses increased by $8.8 million or 4.4% to $208.3 million in 1998 from $199.5 million in 1997. Selling expenses increased $4.1 million supporting increased 1998 sales levels and increased marketing efforts at Hillman. Warehouse and delivery expenses increased $1.9 million or 6.0% principally at Hillman to support increased sales levels. The increase in general and administrative expenses of $2.7 million or 4.6% is net of expense reductions of $1.5 million associated with the replacement of cash basis deferred compensation awards with stock options.

S,G,&A expenses as a percentage of sales increased compared with 1997, as follow:

                                                            Twelve Months
                                                            -------------
                                                       1998                1997
                                                       ----                ----
         Selling Expenses                              18.4%               18.0%
         Warehouse and Delivery Expenses                5.5%                5.2%
         General and Administrative Expenses            9.8%                9.7%
                                                      ------               -----
                  Total S,G&A Expenses                 33.7%               32.9%
                                                      ======               =====


EBITDA from continuing operations after corporate expenses was $43.6 million for the twelve months ended December 31, 1998, compared with $44.9 million for the same prior-year period. The 1998 period includes a nonrecurring charge of $1.6 million for outstanding litigation matters related to divested businesses.

The Company's consolidated operating profit margin (EBITDA from continuing operations, as a percentage of sales) after corporate expenses decreased slightly to 7.1% in 1998 compared with 7.4% in the prior year. Technology Services' operating profit margin declined to 4.8% in 1998 from 5.0% in 1997, primarily reflecting increased expenses related to the reorganization of sales and administrative functions. Hillman's operating profit margin declined in 1998 to 10.7% from 11.1% in 1997 due to increased selling expenses for new field staff related primarily to acquisition activities. Integrated Supply's operating profit margin decreased to 5.1% in 1998 from 6.2% in 1997 due primarily to the previously mentioned canceled contracts.

Depreciation expense increased $0.9 million to $4.2 million in 1998 from $3.3 million in 1997 due primarily to the acquisition activity at Hillman and an overall increase in the depreciable fixed asset base due to investment in the Company's core businesses.

Under partnership form, the management fee due the General Partner amounted to $3.3 million annually. Upon Conversion, the management fee is retained by a wholly- owned subsidiary of the Company and is eliminated in consolidation. The amount for 1997 of $2.5 million is based on nine months only through the Conversion date.

Other income, net, increased $0.7 million in 1998 to $0.2 million from an expense of $0.5 million in 1997 due primarily to the elimination of expenses related to minority ownership as a result of the Conversion and other non-recurring expenses related to divested operations.

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

Liquidity and Capital Resources

The Company's cash position of $5.2 million as of December 31, 1999, increased $2.5 million from the balance at December 31, 1998. Cash was provided during this period primarily from net borrowings under the bank revolver ($67.8 million), proceeds from issuance of a senior secured term loan ($25.0 million), proceeds from sale of the OEM Fastener Business ($8.8 million))and proceeds from the sale of property and equipment($5.1 million). Cash was used during this period predominantly for early extinguishment of senior notes ($60.0 million), an increase in net assets held for sale of the discontinued Harding operation ($17.6 million), cash used in operations ($10.3 million), capital expenditures ($4.8 million), financing fees and other costs related to debt refinancing ($3.5 million), repayment of senior secured term loan ($3.5 million) and other disbursements, net ($4.5 million).

The Company's net interest coverage ratio from continuing operations for 1999 declined to 0.65X (earnings before interest, distributions on trust preferred securities and income taxes, excluding non-recurring items, over net interest expense and distributions on trust preferred securities), from 2.06X in 1998 as a result of reduced earnings and increased interest expense.

The Company's working capital position of $135.6 million at December 31, 1999, represents a decrease of $14.9 million from the December 31, 1998 level of $150.5 million. The Company's current ratio decreased to 2.56x at December 31, 1999 from 2.74x at December 31, 1998.

As of December 31, 1999, the Company had $14.1 million available under its senior secured credit facilities. The Company had $126.7 million of outstanding long-term debt at December 31, 1999, consisting of a $21.5 million senior secured term loan at 8.50% as of December 31, 1999, bank revolver borrowings totaling $102.8 million at an effective interest rate of 8.50%, and capitalized lease obligations of $2.4 million at various interest rates. An indirect, wholly-owned Canadian subsidiary of the Company had a $2.5 million Canadian dollar line of credit for working capital purposes, of which no amount was outstanding at December 31, 1999.

As of December 31, 1999, the Company's senior debt (including distributions payable) as a percentage of its consolidated capitalization (senior debt, trust preferred securities and stockholders' equity) was 56.6% compared with 41.5% at December 31, 1998. The Company's consolidated capitalization (including distributions payable) as of December 31, 1999, was $225.7 million compared to $232.8 million at December 31, 1998.

On December 15, 1999, the Company refinanced its $90 million bank revolver and $60 million senior notes with $155 in senior secured credit facilities. The new financing which has a five-year term provides SunSource with adequate funds for working capital and other corporate requirements.

On March 2, 2000, SunSource contributed the interests in the Company's Kar Products subsidiary including its Canadian operation, to a newly formed partnership affiliated with Glencoe as previously mentioned. The Company received $105 million in cash proceeds from the transaction and expects to record an after-tax gain of approximately $51 million which has restored the Company's stockholders' equity to a significant positive position of over $33 million from its deficit balance of $17 million at December 31, 1999. In addition, SunSource's remaining $25 million investment in Kar or 49% ownership interest allows the Company to participate in the capital appreciation of Kar in the future with Glencoe.

With the proceeds from the Kar transaction, the Company expects to complete the acquisition of Axxess. With the Axxess merger into the Company's Hillman Group, management expects integration cost savings of over $5 million annualized from the combined operations.

The Company expects to further strengthen its financial position upon consummation of the sale of the Harding Glass business, which was announced on January 10, 2000. Proceeds from this sale will be used to repay debt, thus allowing the outstanding borrowings to be supported almost entirely by the Company's investment in receivables and inventories in SunSource's remaining businesses. The Harding transaction is expected to close in the second quarter 2000. Senior debt as a percentage of consolidated capitalization is expected to be approximately 40% with the divestment of the Kar and Harding Glass Segments and the inclusion of the Axxess acquisition.

The Company spent $4.8 million for capital expenditures in 1999, primarily for warehouse improvements, machinery and equipment, computer hardware and software.

On June 30, 1999, the Board of Directors of the Company suspended indefinitely the quarterly cash dividend of $.10 per common share.

On August 6, 1998, the Company's Board of Directors authorized $15.0 million for management to repurchase up to 10% of the Company's outstanding common shares through open market transactions and private block trades dependent upon market conditions. The Company subsequently suspended the repurchase program on March 16, 1999. The Company has acquired and placed into treasury 479,100 common shares through December 31, 1999, at an average cost of $18.17 per common share.

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

The Company has deferred tax assets aggregating $16.1 million as of December 31, 1999, as determined in accordance with SFAS 109. Management believes that the Company's deferred tax assets will be realized through the reversal of existing temporary differences between the financial statement and tax bases, as well as through future taxable income.

Year 2000 Issue
All of the Company's operating segments successfully met the year 2000 compliance requirement for proprietary and purchased software, and machinery and equipment utilized in the daily business process. In addition, the Company's suppliers or customers did not experience any material year 2000 compliance-related problems of which the Company is aware.

All operating divisions will continue to monitor their non-critical processing software to ensure that all non-critical programs have been successfully executed in the year 2000.

The Company's established Year 2000 compliance budget of $1.7 million, funded from operating cash flows, was not exceeded. In addition, the Company expects only minimal additional expenses, if any, during 2000 related to the Year 2000 compliance issue.

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

Forward Looking Statements

Certain disclosures related to NYSE listing, acquisitions and divestitures, the 1999 Restructuring Plan, Refinancing and capital expenditures contained in this report involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements on our current expectations, assumptions and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Actual results could differ materially from those currently anticipated as a result of a number of factors, including the risks and uncertainties discussed under captions "Risk Factors" - Restructuring, Risks Associated with Acquisitions and the New York Stock Exchange Listing set forth in Item 1 of this Form 10-K. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements.

In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "continue" or the negative of such terms or other similar expressions. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Report might not occur.


Item 7A - Quantitative and Qualitative Disclosures About Market Risk.


Not Applicable.

Item 8 - Financial Statements and Supplementary Data.




                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

                                                                            Page

Report of Independent Accountants                                             31

Financial Statements:


Consolidated Balance Sheets, December 31, 1999 and 1998                       32

Consolidated Statements of Operations, Years ended
  December 31, 1999, 1998 and 1997                                            33

Consolidated Statements of Cash Flows, Years ended
  December 31, 1999, 1998 and 1997                                            34

Consolidated Statements of Changes in Partners' Capital
  and Stockholder's Equity for the Year ended December 31, 1997 and Changes in Stockholders' Equity (Deficit) for the
  Years ended December 31, 1998 and 1999                                      35

Notes to Consolidated Financial Statements                                 36-61

Financial Statement Schedule:

Valuation Accounts                                                            62

                        Report of Independent Accountants






The Board of Directors
  SunSource Inc.


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of SunSource Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ending December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and the significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.







PricewaterhouseCoopers LLP

February 9, 2000

                         SUNSOURCE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                                             December 31, December 31,
                                     ASSETS                                     1999         1998
                                                                              ---------    ---------
Current assets:
  Cash and cash equivalents                                                   $   5,186    $   2,673
  Accounts receivable, net of
    allowance for doubtful accounts of
    $2,272 and $2,184, respectively                                              65,141       77,239
  Inventories                                                                    92,691      102,190
  Deferred income taxes                                                          10,218        9,043
  Net assets held for sale                                                       35,249       40,987
  Income taxes receivable                                                         8,561         --
  Other current assets                                                            5,226        4,701
                                                                              ---------    ---------
      Total current assets                                                      222,272      236,833
Property and equipment, net                                                      17,282       21,744
Goodwill and other intangibles (net of accumulated amortization
  of $19,798 and $18,827, respectively)                                          52,404       55,957
Deferred financing fees                                                           3,493          485
Deferred income taxes                                                             5,865        4,281
Cash surrender value of life insurance policies                                  14,190       10,262
Other assets                                                                      7,511          678
                                                                              ---------    ---------

      Total assets                                                            $ 323,017    $ 330,240
                                                                              =========    =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                            $  44,358    $  51,971
  Notes payable                                                                     376          796
  Current portion of capitalized lease obligations                                  923          276
  Dividends / distributions payable                                               1,019          676
  Deferred tax liability                                                            929          929
  Current portion of long term debt                                               3,750         --
  Accrued expenses:
    Salaries and wages                                                            5,343        6,698
    Income and other taxes                                                        3,299        3,830
    Accrued liabilities on discontinued operation                                 2,703         --
    Other accrued expenses                                                       23,961       21,123
                                                                              ---------    ---------
      Total current liabilities                                                  86,661       86,299
Long term debt                                                                   17,750       60,000
Bank revolving credit                                                           102,791       35,000
Capitalized lease obligations                                                     1,509          566
Deferred compensation                                                            14,173       11,802
Other liabilities                                                                 2,148          308
                                                                              ---------    ---------
      Total liabilities                                                         225,032      193,975
                                                                              ---------    ---------

Guaranteed preferred beneficial interests in the
 Company's junior subordinated debentures                                       115,200      115,551
                                                                              ---------    ---------

Commitments and contingencies

Stockholders' equity (deficit):
  Preferred stock, $.01 par, 1,000,000 shares
   authorized, none issued                                                         --           --
  Common stock, $.01 par, 20,000,000 shares authorized,
   7,228,556 issued and 6,749,456 outstanding at December 31, 1999,
   7,217,263 issued and 6,756,163 outstanding at December 31, 1998                   72           72
  Additional paid-in capital                                                     21,342       21,099
  Retained earnings (accumulated deficit)                                       (25,297)      12,748
  Unearned compensation                                                            (283)        (229)
  Accumulated other comprehensive income                                         (4,344)      (4,596)
  Treasury stock, at cost, 479,100 shares at
   December 31, 1999; 461,100 shares at December 31, 1998                        (8,705)      (8,380)
                                                                              ---------    ---------
      Total stockholders' equity (deficit)                                      (17,215)      20,714
                                                                              ---------    ---------

      Total liabilities and stockholders'
        equity (deficit)                                                      $ 323,017    $ 330,240
                                                                              =========    =========

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SUNSOURCE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,
                (dollars in thousands, except for share amounts)

                                                               1999           1998          1997
                                                               ----           ----          ----
Net sales                                                 $   555,652    $   617,518   $   606,449
Cost of sales                                                 326,399        364,336       361,812
Cost of sales - Inventory write-down
  related to restructuring (Note 1)                             2,130             --            --
                                                          -----------    -----------   -----------
   Gross profit                                               227,123        253,182       244,637
                                                          -----------    -----------   -----------

Operating expenses:
  Selling, general and administrative expenses                218,437        208,281       199,544
  Management fee to general partner                              --             --           2,491
  Depreciation                                                  4,272          4,192         3,279
  Amortization                                                  1,847          1,670         1,370
                                                          -----------    -----------   -----------
   Total operating expenses                                   224,556        214,143       206,684
                                                          -----------    -----------   -----------

Restructuring charges and asset write-off (Note 1)              8,118             --            --
Gain on curtailment of defined benefit
  pension plan (Note 16)                                        5,608             --            --
Provision for litigation matters -
  divested operations                                              --          1,600            --
Transaction and other related costs (Note 1)                       --             --         3,053
Other income (expense)                                            685            250          (492)
                                                          -----------    -----------   -----------
   Income from operations                                         742         37,689        34,408

Interest expense, net                                           9,724          6,838         7,193
Distributions on guaranteed preferred
 beneficial interests                                          12,232         12,232         3,058
                                                          -----------    -----------   -----------
   Income (loss) from continuing operations
     before provision (benefit) for income taxes              (21,214)        18,619        24,157

Provision (benefit) for income taxes                          (10,100)         6,762        (6,685)
                                                          -----------    -----------   -----------

   Income (loss) from continuing operations                   (11,114)        11,857        30,842
                                                          -----------    -----------   -----------
Discontinued operations (Note 1)
  Income (loss) from operations of discontinued
    Harding segment, less applicable income
    taxes of ($1,080), $1,562 and $5, respectively             (2,188)         1,960         1,690
  Estimated loss on disposal of discontinued Harding
    segment                                                   (23,834)            --            --
                                                          -----------    -----------   -----------
      Income (loss) from discontinued operations              (26,022)         1,960         1,690
                                                          -----------    -----------   -----------

Income (loss) before extraordinary item                       (37,136)        13,817        32,532

Extraordinary loss from early extinguishment
    of debt, less applicable income taxes of ($126)
     and ($951) in 1999 and 1997, respectively (Note 6)          (235)            --        (3,392)
                                                          -----------    -----------   -----------

    Net income (loss)                                     $   (37,371)   $    13,817   $    29,140
                                                          ===========    ===========   ===========

Basic and diluted income (loss) per common share:
  Income (loss) from continuing operations                $     (1.65)   $      1.72            NA
  Income (loss) from operations of discontinued
    Harding segment, net of taxes                               (0.33)          0.28            NA
  Estimated loss on disposal of discontinued
    Harding segment                                             (3.53)            --            NA
                                                          -----------    -----------
  Income (loss) before extraordinary item                       (5.51)          2.00            NA
  Extraordinary loss from early extinguishment
    of debt, net of taxes                                       (0.03)            --            NA
                                                          -----------    -----------
  Net income (loss)                                       $     (5.54)   $      2.00            NA
                                                          ===========    ===========

Pro forma net income per common share (Note 1)                     NA             NA   $      1.88
                                                                                       ===========

Weighted average number of
  outstanding common shares (Note 1)                        6,747,142      6,907,318     6,418,936

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SUNSOURCE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,
                             (dollars in thousands)

                                                             1999        1998        1997
                                                             ----        ----        ----

Cash flows from operating activities:
  Net income (loss)                                        $(37,371)   $ 13,817    $ 29,140
  Adjustments to reconcile net income (loss) to net
   cash (used for) provided by operating activities:
     Depreciation and amortization                            6,119       5,862       4,649
     Restructuring charges and asset write-down              10,248        --          --
     Transaction costs                                         --          --         3,053
     Extraordinary loss                                         235        --         3,392
     Loss (income) from discontinued Harding segment         26,022      (1,960)     (1,690)
     Increase in cash value of life insurance                (1,598)       (846)       (525)
     Provision for deferred compensation                       --          --         2,649
     Provision (benefit) for deferred income taxes           (2,759)        996      (7,433)
     Gain on sale of division                                  (365)       --          --
     Gain on curtailment of defined benefit pension plan     (5,608)       --          --
     Changes in current operating items:
        Decrease (increase) in accounts receivable            9,070      (2,199)     (4,240)
        Decrease (increase) in inventories                    1,401      (7,291)       (805)
        Increase in income taxes receivable                  (8,561)       --          --
        Decrease (increase) in other current assets            (619)       (614)        303
        Increase (decrease) in accounts payable              (5,775)      5,893       1,684
        Increase (decrease) in income taxes payable            (546)        134       1,136
        Decrease in accrued interest                           --          --          (473)
        Decrease in accrued restructuring charges
          and transaction costs                              (3,597)     (1,099)     (4,522)
        Increase in other accrued liabilities                 1,459       4,899         197
     Other items, net                                         1,913      (1,384)     (1,365)
                                                           --------    --------    --------

    Net cash provided by (used for) operating activities    (10,332)     16,208      25,150
                                                           --------    --------    --------

Cash flows from investing activities:
  Proceeds from sale of property and equipment                5,131         284         713
  Proceeds from sale of division                              8,827        --          --
  Increase in net assets held for sale                      (17,581)    (10,465)      1,634
  Payments for acquired businesses, net of cash                --       (10,839)       --
  Capital expenditures                                       (4,755)     (6,228)     (4,560)
  Investment in life insurance policies                      (1,300)       (903)     (3,316)
  Other, net                                                   (851)         30         139
                                                           --------    --------    --------

    Net cash used for investing activities                  (10,529)    (28,121)     (5,390)
                                                           --------    --------    --------

Cash flows from financing activities:
  Proceeds from issuance of long term debt                   25,000        --        60,000
  Borrowings under bank credit agreements, net               67,791       2,000      22,000
  Net proceeds from issuance of common stock                   --        20,813        --
  Purchase of treasury stock at cost                           (325)     (8,380)       --
  Cash distributions / dividends to investors                (1,350)     (4,848)    (13,901)
  Cash distributions paid on Class A exchange                  --          --       (14,429)
  Repayment of long term debt                               (63,500)       --       (63,934)
  Prepayment penalties and related costs                       --          --        (4,278)
  Repayments under other credit facilities, net                (420)       (185)       (496)
  Principal payments under capitalized lease obligations       (300)       (210)       (140)
  Other, net                                                 (3,522)       --          (573)
                                                           --------    --------    --------

    Net cash provided by (used for) financing activities     23,374       9,190     (15,751)
                                                           --------    --------    --------

Net increase (decrease) in cash and cash equivalents          2,513      (2,723)      4,009

Cash and cash equivalents at beginning of period              2,673       5,396       1,387
                                                           --------    --------    --------

Cash and cash equivalents at end of period                 $  5,186    $  2,673    $  5,396
                                                           ========    ========    ========


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SUNSOURCE INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL AND STOCKHOLDER'S
                EQUITY FOR THE YEAR ENDED DECEMBER 31, 1997 AND
            CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) FOR THE YEARS
                        ENDED DECEMBER 31, 1998 AND 1999
                             (dollars in thousands)

       >
                                                                   PARTNERS' CAPITAL
                                                ----------------------------------------------------------
                                                                                               Cumulative
                                                                                                 Foreign
                                                General     Class A     Class B      Class B   Translation
                                                Partner     Limited     Limited     Treasury   Adjustment
                                                -------     -------     -------     --------   -----------
Partners' Capital - December 31, 1996                960     67,642      29,040      (1,514)     (1,509)
  Net income                                         260      9,157      16,633
  Cash distributions paid and/or
    declared to partners                            (150)    (8,140)     (6,730)
  Change in cumulative foreign
    translation adjustment, net of tax                --         --          --          --        (167)
                                                --------   --------    --------    --------    --------
Partners' Capital - September 30, 1997             1,070     68,659      38,943      (1,514)     (1,676)
Conversion adjustments:
  Common stock                                                              (64)
  Paid-in capital                                 (1,070)   (68,659)
  Comprehensive income                                                                            1,676
  Retained earnings                                                     (38,879)      1,514
  Minority ownership (a)
  Class A exchange (b)
  Goodwill - Minority interest (c)
                                                --------   --------    --------    --------    --------
Stockholders' Deficit - September 30, 1997      $     --   $     --    $     --    $     --    $     --
                                                ========   ========    ========    ========    ========

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

Stockholders' Equity - December 31, 1998

  Net loss
   Change in cumulative foreign translation adjustment, net of tax

  Comprehensive income

  Issuance of 11,293 shares of common stock
     to certain non-employee directors
  Dividends declared on common stock
  Repurchase of 18,000 shares of common stock
  Stock options granted at a discount
  Amortization of stock option discount

Stockholders' Deficit - December 31, 1999

[RESTUBBED]

                                                   STOCKHOLDERS' EQUITY (DEFICIT)
                                               ---------------------------------------
                                                                          Retained
                                                             Additional  Earnings /
                                                  Common       Paid-in  (Accumulated
                                                  Stock        Capital     Deficit)
                                                ---------    ---------- ------------
Partners' Capital - December 31, 1996
  Net income
  Cash distributions paid and/or
    declared to partners
  Change in cumulative foreign
    translation adjustment, net of tax                --           --           --
                                                --------     --------     --------
Partners' Capital - September 30, 1997                --           --           --
Conversion adjustments:
  Common stock                                        64
  Paid-in capital                                              68,659        1,070
  Comprehensive income
  Retained earnings                                                         37,365
  Minority ownership (a)                                                     1,082
  Class A exchange (b)                                        (68,659)     (61,761)
  Goodwill - Minority interest (c)                                          20,759
                                                --------     --------     --------
Stockholders' Deficit - September 30, 1997            64           --       (1,485)


  Net income                                                                 3,090
  Change in cumulative foreign
     translation adjustment, net of tax
  Adjustment to cash distributions
     declared to partners                                                      772
  Dividends declared on common stock                                          (642)
                                                --------     --------    ---------
Stockholders' Deficit - December 31, 1997             64           --        1,735


  Net income                                                                13,817
  Change in cumulative foreign translation
     adjustment, net of tax

  Comprehensive income
  Issuance of 796,408 shares of common stock
     in public offering                                8       20,806
  Issuance of 1,988 shares of common stock
     to certain non-employee directors                             39
  Dividends declared on common stock                                        (2,804)
  Stock options granted at a discount                             254
  Repurchase of 461,100 shares of common stock
                                                --------     --------    ---------
Stockholders' Equity - December 31, 1998        $     72     $ 21,099    $  12,748

  Net loss                                                                 (37,371)
  Change in cumulative foreign translation
     adjustment, net of tax

  Comprehensive income

  Issuance of 11,293 shares of common stock
     to certain non-employee directors                            119
  Dividends declared on common stock                                          (674)
  Repurchase of 18,000 shares of common stock
  Stock options granted at a discount                             124
  Amortization of stock option discount
                                                --------     --------    ---------
Stockholders' Deficit - December 31, 1999       $     72     $ 21,342    $(25,297)
                                                ========     ========    ========


[RESTUBBED]
       >
                                                                      STOCKHOLDERS' EQUITY (DEFICIT)
                                                                       STOCKHOLDERS' EQUITY (DEFICIT)
                                                  ---------------------------------------------------------------
                                                                  Accumulated                    Total Partners'
                                                                     Other                          Capital /
                                                    Unearned      Comprehensive     Treasury       Stockholders'
                                                  Compensation      Income (d)        Stock      (Deficit) Equity
                                                  ------------    -------------     --------     ----------------
Partners' Capital - December 31, 1996                                                                 94,619
  Net income                                                                                          26,050
  Cash distributions paid and/or
    declared to partners                                                                             (15,020)
  Change in cumulative foreign
    translation adjustment, net of tax                    --               --             --            (167)
                                                    --------         --------       --------        --------
Partners' Capital - September 30, 1997                    --               --             --         105,482
Conversion adjustments:
  Common stock
  Paid-in capital                                                                                         --
  Comprehensive income                                                 (1,676)                            --
  Retained earnings                                                                                       --
  Minority ownership (a)                                                                               1,082
  Class A exchange (b)                                                                              (130,420)
  Goodwill - Minority interest (c)                                                                    20,759
                                                    --------         --------       --------        --------
Stockholders' Deficit - September 30, 1997                --           (1,676)            --          (3,097)


  Net income                                                                                           3,090
  Change in cumulative foreign
     translation adjustment, net of tax                                  (614)                          (614)
  Adjustment to cash distributions
     declared to partners                                                                                772
  Dividends declared on common stock                      --                                            (642)
                                                    --------         --------       --------        --------
Stockholders' Deficit - December 31, 1997                 --           (2,290)            --            (491)
                                                                                                    --------

  Net income                                                                                          13,817
  Change in cumulative foreign translation
     adjustment, net of tax                                            (2,306)                        (2,306)
                                                                                                    --------
  Comprehensive income                                                                                11,511
  Issuance of 796,408 shares of common stock                                                        --------
     in public offering                                                                               20,814
  Issuance of 1,988 shares of common stock
     to certain non-employee directors                                                                    39
  Dividends declared on common stock                                                                  (2,804)
  Stock options granted at a discount                   (229)                                             25
  Repurchase of 461,100 shares of common stock                                        (8,380)         (8,380)
                                                    --------         --------       --------        --------
Stockholders' Equity - December 31, 1998            $   (229)        $ (4,596)      $ (8,380)       $ 20,714

  Net loss                                                                                           (37,371)
  Change in cumulative foreign translation
     adjustment, net of tax                                               252                            252
                                                                                                    --------
  Comprehensive income                                                                               (37,119)
                                                                                                    --------
  Issuance of 11,293 shares of common stock
     to certain non-employee directors                                                                   119
  Dividends declared on common stock                                                                    (674)
  Repurchase of 18,000 shares of common stock                                           (325)           (325)
  Stock options granted at a discount                   (124)                                             --
  Amortization of stock option discount                   70                                              70
                                                    --------         --------       --------        --------
Stockholders' Deficit - December 31, 1999           $   (283)        $ (4,344)      $ (8,705)       $(17,215)
                                                    ========         ========       ========        ========


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

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SUNSOURCE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)







1.  Basis of Presentation:

The accompanying financial statements include the consolidated accounts of SunSource Inc. (the "Company" or "SunSource") and its direct and indirect wholly-owned subsidiaries including SunSource Capital Trust (the "Trust"). For 1998 and prior periods, the accompanying financial statements include the consolidated accounts of the Company, its predecessor, SunSource L.P. (the "Partnership"), and its wholly-owned subsidiaries including SDI Operating Partners, L.P. (the "Operating Partnership") and SunSource Capital Trust (the "Trust"). All significant inter-company balances and transactions have been eliminated.

Effective with the close of business on December 31, 1998, the Company reorganized the Operating Partnership by contributing its assets and liabilities to newly-formed, indirect, wholly-owned corporate subsidiaries organized according to the Company's current operating structure (the "Reorganization"). As a result of the Reorganization, the Operating Partnership and its general partner, SDI Partners I, L.P.(the "G.P.") cease to exist. In connection with the Reorganization, the Company amended its debt financing agreements (see Notes 9 and 10).

Nature of Operations:

The Company is one of the leading providers of value-added services and products to retail and industrial markets in North America. The Company operates in four segments: (1) Technology Services, operating as SunSource Technology Services Company, Inc. ("STS"); (2) Hardware Merchandising, operating as The Hillman Group, Inc. ("Hillman") (3) Expediter, operating as Kar Products, Inc. and A & H Bolt & Nut Company Limited (collectively, "Kar" or "Kar Products"); and (4) Integrated Supply. In December 1999, the Company's Board of Directors approved management's plan to dispose of the Company's Glass Merchandising segment, operating as Harding Glass, Inc. ("Harding"). Accordingly, Harding has been accounted for as a discontinued operation and its results of operations were segregated from results of the Company's continuing operations including restatement of the prior periods presented.

STS offers a full range of technology-based products and services to small, medium and large manufacturers. Hillman provides small hardware-related items and merchandising services to retail outlets, primarily hardware stores, home centers and lumberyards. Kar Products provides personalized, small parts inventory management services to low volume customers. Integrated Supply provides major industrial manufacturing customers with comprehensive inventory management services for their maintenance, repair and operating supplies.

Harding sells retail and wholesale automotive and flat glass and provides auto glass installation and small contract glazing services to individual consumers, insurance companies, auto body shops, and other customers through a large network of retail glass shops.

STS, Hillman, Kar and Integrated Supply accounted for 44%, 27%, 23% and 6%, respectively, of the Company's consolidated 1999 net sales. On a consolidated basis, the Company has over 110,000 customers, the largest of which accounted for less than 9% of net sales. The Company's foreign sales in Canada and Mexico

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                (dollars in thousands, except per share amounts)




1.  Basis of Presentation, continued:

accounted for less than 10% of its consolidated 1999 net sales. The average single sale was less than three hundred dollars. Sales performance is tied closely to the overall performance of the non-defense-goods producing sector of Gross Domestic Product in the United States.

Discontinued Operations:

In December 1999, the Company's Board of Directors approved management's plan to dispose of the Company's Harding business. Accordingly, Harding has been accounted for as a discontinued operation and its results of operations were segregated from results of the Company's ongoing businesses including restatement of the prior periods presented. In January 2000, the Company announced that it had signed a letter of intent to sell Harding.

The estimated loss recorded during the year ended December 31, 1999 on the sale of Harding was $23.8 million.

Following is summary financial information for the Company's discontinued Glass Merchandising segment:

                                                         1999                   1998              1997
--------------------------------------------------------------------------------------------------------
Net Sales                                            $ 118,282                $94,952           $88,258
--------------------------------------------------------------------------------------------------------
Income (loss) from discontinued operations:
   Before income taxes                                 $(3,268)               $ 3,522           $ 1,695
   Income tax provision (benefit)                       (1,080)                 1,562                 5
--------------------------------------------------------------------------------------------------------
   Net                                                  (2,188)                 1,960             1,690

Estimated loss on disposal                             (23,834)                    --                --
--------------------------------------------------------------------------------------------------------
Total income (loss) from
   discontinued operations                            $(26,022)               $ 1,960           $ 1,690
========================================================================================================

As of December 31, 1999, net assets held for sale of the discontinued Harding operation were $35,249 consisting of receivables, inventories, prepaid assets, property and equipment and intangible assets, less an allowance for the estimated loss on disposal and current liabilities.

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

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                (dollars in thousands, except per share amounts)


1.  Basis of Presentation, continued:

The exchange represented by the GP's 1% ownership interest in the Company was subject to purchase accounting in accordance with Accounting Principles Bulletin ("APB") No. 16 and resulted in the Company recording goodwill in the amount of $20,759 at September 30, 1997. The Company incurred transaction and other costs related to the Conversion of $5,171, of which $4,668 represents transaction costs and $503 a charge for deferred compensation accelerated as a result of the Conversion. Of these costs, $3,053 was charged to operations in 1997. Cash payments for transaction costs in 1998 and 1997 were $238 and $2,698, respectively.

1996 Restructuring Charges:

In December 1996, the Company recorded a provision for restructuring charges in the amount of $5,950 for Technology Services and Harding in accordance with the provisions of Emerging Issues Task Force ("EITF") Abstract 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." Restructuring charges for Technology Services in the amount of $4,400 included termination benefits for approximately 175 employees and other exit costs. Restructuring charges for Harding in the amount of $1,550 represent primarily the write-off of assets in connection with the Company's decision to withdraw from certain geographic markets which was completed in 1997. The following table summarizes activity in the restructuring liability for Technology Services by balance sheet classification for the twelve months ended December 31, 1999:

                                          Termination          Other
                                            Benefits        Exit Costs         Total
                                          -----------       ----------        --------
Current - other accrued expenses:
Balance at December 31, 1998:             $      799      $     499         $  1,298
  Reduction for payments/adjustments            (949)          (599)          (1,548)
  Reclassified from long-term                    150            100              250
                                          -----------       --------          -------
Balance at December 31, 1999:             $      -0-        $   -0-         $    -0-
                                          ===========       ========          =======

Long-term - other liabilities:
Balance at December 31, 1998:             $      150        $   100         $    250
  Long-term - reclassified to current           (150)          (100)            (250)
                                          ----------        --------        ---------
Balance at December 31, 1999:             $      -0-        $   -0-         $    -0-
                                          ==========        ========        =========

Termination payments to-date represent severance payments and other support costs for 176 employees. Other exit costs include legal and consulting costs to execute termination activities and facility shut-down costs.

1999 Restructuring Charges and Asset Write-downs

On June 29, 1999, the Board of Directors of SunSource Inc. approved the Company=s restructuring plan to reposition Technology Services and Kar Products, write-down key machines at the Hillman division, and realign corporate overhead expenses. As a result of this plan, the Company recorded a restructuring charge of $4,818, a key machine write-down of $3,300 and an inventory write-down related to restructuring of $2,130. Included in these charges and write-downs is $5,392 related to Technology Services, $1,020 related to Kar Products, $3,300 related to Hillman, and $536 related to Corporate Headquarters.

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                (dollars in thousands, except per share amounts)


1.  Basis of Presentation, continued:

1999 Restructuring Charges and Asset Write-downs, continued

The Technology Services charge of $5,392 includes termination benefits of $2,744, an inventory write-down of $2,130, other exit costs of $415 and a write-down of unamortized leasehold improvements of $103. The termination benefits of $2,744 cover approximately 94 employees. The other exit costs and write-down of unamortized leasehold improvements are related to lease buyouts and losses on the sale of owned facilities as a result of Technology Services' facilities consolidation. The inventory write-down of $2,130 is the result of a reduction in vendor lines resulting principally from the facility consolidation process.

The Kar Products charge of $1,020 is comprised solely of termination benefits for about 10 employees.

The Hillman charge of $3,300 is primarily the result of Hillman=s inability to recover key machines from retailers. The $3,300 charge represents the total net book value of key machines that had been capitalized as of June 30, 1999.

The Corporate Headquarters component of the restructuring charge aggregates $536 comprised of other exit costs of $434 and termination benefits of $102 for two employees. The other exit costs include lease termination costs of $101 and unamortized leasehold improvements of $333 on certain assets.

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                (dollars in thousands, except per share amounts)


1.  Basis of Presentation, continued:

The following table summarizes the restructuring costs and asset write-downs charged, the balance sheet classification, and payments or adjustments made during 1999.

                                                               Termina-     Other
                                                   Asset         tion        Exit
                                               Write-Downs     Benefits     Costs      Total
                                               -----------     --------    -------    -------
Balance Sheet Classification
Opening Balance June 29, 1999:
Inventory Write-down                            $  2,130            --         --    $ 2,130
Unamortized Key Machines                           3,300            --         --      3,300
Unamortized leasehold
improvements                                         436            --         --        436
Current - other accrued expense                       --       $ 3,096      $ 435      3,531
Long-term - other liabilities                         --           770         81        851
                                                --------       -------    -------    -------
     Totals                                     $  5,866       $ 3,866      $ 516    $10,248
                                                --------       -------    -------    -------

Payments/charges during year-
ended December 31, 1999:
Inventory write-down                            $ (2,130)           --         --    $(2,130)
Unamortized Key Machines                        $ (3,300)           --         --    $(3,300)
Unamortized leasehold
improvements                                        (436)           --         --    $  (436)
Current-other accrued expense
payments                                              --        (1,650)      (405)    (2,055)
Current - other accrued expense
(reclassified from long-term -
other liabilities                                     --           276         81        357
Long-Term - other liabilities
(reclassified to current - other
accrued expense)                                      --          (276)       (81)      (357)
                                                --------       -------    -------    -------

     Totals                                     $ (5,866)      $(1,650)     $(405)   $(7,921)
                                                --------       -------    -------    -------

Ending Balance Dec. 31, 1999:
Inventory Write-down                            $     --            --         --         --
Unamortized key machines                              --            --         --         --
Unamortized leasehold
improvements                                          --            --                    --
Current - other accrued expense                       --         1,722        111      1,833
Long-term - other liabilities                         --           494         --    $   494
                                                --------       -------    -------    -------

     Totals                                     $     --       $ 2,216    $   111    $ 2,327
                                                ========       =======    =======    =======

The Board's approval of the restructuring plan provided the Company's management with the authority to involuntarily terminate employees. The Company established the levels of benefits that the terminated employees received and informed the employees of their termination benefits prior to the close of business on June 30, 1999. Termination payments to date represent severance payments for approximately 106 employees. Three employees have termination agreements that provide severance payments for a period that is more than 12 months beyond December 31, 1999. The $494 balance in long-term other liabilities represents the remaining payments for these employees.

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

         Long-Lived Assets:

Under the provisions of Statement of Financial Accounting Standard ("SFAS") 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company has evaluated its long-lived assets and certain identifiable intangibles including goodwill for financial impairment, and will continue to evaluate them, based on the estimated undiscounted future cash flows, as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. See Note 1, "Restructuring Charges" for information on the write-down of assets related to Hillman's inability to recover key machines from retailers in 1999.

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

         Revenue Recognition:

Revenue from sales of products is recorded upon the passing of title which usually occurs upon the shipment of goods.

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

Exchange adjustments resulting from foreign currency transactions are recognized in net income and were immaterial for the three years ended December 31, 1999.

         Use of Estimates in the Preparation of Financial Statements:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                (dollars in thousands, except per share amounts)




3.  Acquisitions:

During 1998, Hillman acquired the assets of three companies which supply keys, letters, numbers and signs and other products to retail hardware stores, which were integrated into its existing operations. Net cash consideration paid for the acquired businesses, including transaction costs, was $10,839, including goodwill of $7,009, and the assumption of certain liabilities of $1,132.

These acquisitions have been accounted for as purchases and, accordingly, the results of operations have been included in the accompanying consolidated financial statements from the date of acquisition. The following amounts represent the pro forma financial results for the year ended December 31, 1998 had these acquisitions been consummated on January 1, 1998:

                  Net sales                                     $618,498
                  Income before extraordinary items               13,849
                  Net income                                      13,849
                  Basic and diluted earnings per share             $2.00


4.  Related Party Transactions:

Previously under partnership form, the GP earned a management fee annually from the Operating Partnership equal to 3% of the aggregate initial capital investment of the holders of Class A interests. Management fees earned in 1997 were $2,491. The 1997 management fee was pro-rated through the Conversion and paid in full on September 30, 1997.

From January 1, 1997 through September 30, 1998, a member of the Company's Board of Directors was a partner in a law firm which represents the Company in various matters and with which the Company had a leasing arrangement for office space during 1996 and through September 1997. Payments to this law firm were $389 and $811 in 1998 and 1997, respectively. Amounts payable to this law firm were $109 and $10 at December 31, 1998 and 1997, respectively.

An affiliate of a firm which owned beneficially more than 5% of the Company's Common Shares during 1998 performed investment banking services for the Company in 1998. Payments for these services were $361 in 1998.

A member of the Company's Board of Directors is an officer of a firm which performed investment banking services for the Company in 1998. Payments for these services were $361 in 1998.

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                (dollars in thousands, except per share amounts)


5.  Income Taxes:

The total income tax provision (benefit) was allocated for the three years ended December 31, of 1999 as follows:

                                              1999          1998          1997
                                           ---------      -------      --------

Continuing operations                      $(10,100)      $ 6,762      $(6,685)
Discontinued operations                      (1,080)        1,562            5
Extraordinary item--early
  extinguishment of debt                        126                        951
                                           ---------      --------     -------
Total tax provision (benefit)              $(11,054)      $ 8,324      $(5,729)
                                           =========      ========     ========

The components of the Company's provision (benefit) for income taxes from continuing operations are as follows for the three years ended December 31, 1999, as follows:

                                              1999          1998          1997
                                           ---------      -------      --------

  Current:
   Federal & State                         $( 7,318)     $ 3,600       $ 1,222
   Foreign                                      413        1,505         1,005
                                           ---------      -------      -------
     Total current                           (6,905)       5,105         2,227
                                           ---------      -------      -------
  Deferred:
   Federal & State                           (3,404)       1,822       $   225
   Foreign                                      209         (165)          428
                                           ---------      -------      -------
     Total deferred                          (3,195)       1,657           653
                                           ---------      -------      -------

  Deferred tax benefit upon conversion           --           --        (9,565)
                                           ---------      -------      -------

     Provision (benefit) for income taxes  $(10,100)     $ 6,762       $(6,685)
                                           =========      =======      ========


As of December 31, 1999, the Company had approximately $23,000 of capital loss carryforwards available to reduce future capital gains in the U.S. The capital loss carryforwards are primarily a result of losses on the divestiture of Harding Glass, Inc. and losses on the sale of certain assets of the SIMCO OEM business. The capital loss carryforwards expire in 2004. A valuation allowance has been provided for the full value of the deferred tax asset related to these carryforwards as of December 31, 1998.

The Company has net operating loss ("NOL") carryforward, for tax purposes, totaling $8,900 as of December 31, 1999, that is available to offset future taxable income. This carryforward expires in 2014. The Company has provided a valuation allowance totaling $2,700 to reduce this loss carryforward.

Upon the Conversion, the Company recorded additional deferred tax assets of $9,565 not previously available under partnership form.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                (dollars in thousands, except per share amounts)

5.  Income Taxes, continued:

The table below reflects the significant components of the Company's net deferred tax assets at December 31, 1999 and 1998:

                                                        1999                                           1998
                                      ------------------------------------             ---------------------------------
Deferred tax assets:                   Current       Non-Current   Total               Current     Non-Current    Total
                                      --------      ------------  --------             -------      -----------  -------
  Inventory                           $ 5,441       $    --       $ 5,441              $ 4,106      $    --      $ 4,106
  Accruals and reserves                 3,643         5,674         9,317                4,425        4,575        9,000
  Capital loss carryforwards            6,857            --         6,857                   --           --
  Net operating loss carryforward       3,108            --         3,108                   --           --           --
  Depreciation and amortization            --         1,402         1,402                   --        1,362        1,362
  Other                                  (451)           --          (451)                 512           --          512
                                      -------       -------       -------              -------       ------      -------
Total gross deferred assets            18,598         7,076        25,674                9,043        5,937       14,980
Less: valuation allowance - related
 to capital loss carryforwards         (6,857)           --        (6,857)                  --           --           --
Less: valuation allowance - general    (1,523)       (1,211)       (2,734)                  --       (1,656)      (1,656)
                                      -------       -------       -------              -------       ------      -------
Net deferred assets                   $10,218       $ 5,865       $16,083              $ 9,043      $ 4,281      $13,324
                                      =======       =======       =======              =======      =======      =======

Realization of the net deferred tax assets is dependent on generating sufficient taxable income prior to their expiration. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset will be realized. The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Below is a reconciliation of statutory federal income tax rates to the effective tax rates for the twelve months ended December 31, 1999 and December 31, 1998 and the three months ended December 31, 1997:

                                          12 Months       12 Months     3 Months
                                            Ended           Ended         Ended
                                          12/31/99        12/31/98      12/31/97
                                          ---------       ---------     --------
Statutory federal income tax rate          (35.0%)         35.0%          35.0%
Foreign income tax rates in excess of
 U.S. federal income tax rates               0.4%           2.2%           9.1%
State and local income taxes, net of
 U.S. federal income tax benefit            (8.3%)          3.4%           4.2%
Non-deductible expenses                     (4.7%)          5.1%           5.2%
Tax benefits associated with the
 conversion, net                               --          (9.4%)           --
Recognition of deferred tax benefits
 relating to cumulative temporary
 differences                                   --            --          (10.5%)
                                           ------          -----         ------
Effective income tax rate                  (47.6%)         36.3%          43.0%
                                           ======          =====         ======

6.  Extraordinary Losses:

In 1999, in connection with the early extinguishment of debt, the Company wrote off capitalized financing costs of $361 and recorded an extraordinary loss of $235 (net of deferred tax benefits of $126). (See Note 9.)

In 1997 the Company paid prepayment penalties of $4,343 and recorded an extraordinary loss of $3,392 (net of deferred tax benefits of $951) due to the early extinguishment of all of the Company's previously outstanding Senior Notes.

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                (dollars in thousands, except per share amounts)

7.   Property and Equipment:

Property and equipment consist of the following at December 31, 1999 and 1998:

                                                                   Estimated
                                                                  December 31,
                                               Useful Life   -------------------
                                                 (Years)      1999        1998
                                               -----------   -------     -------
     Land                                           N/A      $   853     $ 1,797
     Buildings and leasehold improvements          10-30       7,406      10,875
     Machinery and equipment                        3-10      21,857      23,845
     Furniture and fixtures                          3-5      10,038       9,967
                                                             -------     -------
                                                              40,154      46,484
     Less accumulated depreciation                            22,872      24,740
                                                             -------     -------
                                                             $17,282     $21,744
                                                             =======     =======


8.   Notes Payable:

Notes payable consisted of casualty insurance financing of $376 at December 31, 1999 and $796 at December 31, 1998. The interest rate on the outstanding notes payable borrowings at December 31, 1999 and 1998 was 6.18% and 5.72%, respectively.


9.   Revolving Credit Line:

On December 15, 1999, the Company refinanced its $60,000 senior notes and $90,000 bank revolving credit with $155,000 in senior secured credit facilities (the "Refinancing") consisting of $130,000 in revolving bank credit (the "Revolver") and a $25,000 term loan (the "Term Loan", see Note 10). The new credit agreement has a five-year term (the "Credit Agreement") whose Revolver availability is based on the Company's receivables and inventory balances (the "Borrowing Base") evaluated on a monthly basis. The Company and its domestic and foreign corporate subsidiaries are borrowers and guarantors ("Credit Parties") under the Credit Agreement. Each credit party assigned, pledged and granted a security interest in and to all its assets as collateral. The Credit Agreement provides borrowings at interest rates based on the London Interbank Offered Rates ("LIBOR") plus a margin of between 2.50% and 3.00% (the "LIBOR Margin") in accordance with certain leverage ratios as stated in the Credit Agreement, or prime. Letters of Credit commitment fees are based on the average daily face amount of each outstanding Letter of Credit multiplied by one and one half percent (1.50%) per annum.

As of December 31, 1999, the Company's Borrowing Base was $117,049 consisting of receivables and inventory balances totaling $122,254 less letter of credit commitments outstanding of $5,205. The Revolver balance was $102,791 as reflected on the Company's consolidated balance sheet at December 31, 1999. As of December 31, 1999, the Company had $14,089 available under the revolver. Amounts outstanding under the Credit Agreement are due upon its termination on December 14, 2004.

The Credit Agreement, among other provisions, contains financial covenants requiring the maintenance of specific coverage ratios, levels of undrawn availability and restricts the incurrence of additional debt and the sale of assets. If the Company sells any assets other than inventory, it must repay the advances under the Credit Agreement in an amount equal to the net proceeds of such sale. Such repayments shall be applied first to the outstanding principal installments of the Term Loan (see Note 10) and second, to the remaining advances in such order as the lenders may determine.

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                (dollars in thousands, except per share amounts)


9.   Revolving Credit Line, continued

The Company has another credit facility available in the amount of $500 for letters of credit of which no amount was outstanding at December 31, 1999. The letters of credit commitments are issued at varying rates. This facility, renewable annually, is not subject to compensating balance requirements or unused commitment fees.

An indirect, wholly-owned Canadian subsidiary of the Company has a $2,500 Canadian dollar line of credit with a local lender for working capital purposes of which no amount was outstanding at December 31, 1999. This facility, which is renewable annually, provides bank borrowings at an interest rate of prime plus 1/4 of 1%.

On September 30, 1997, the Operating Partnership entered into a five-year bank credit agreement which was amended and restated as of December 31, 1998, in connection with the Reorganization (the "Former Credit Agreement"). The Company and its newly formed domestic corporate subsidiaries were co-borrowers under the Former Credit Agreement. The Former Credit Agreement provided borrowings on a revolving credit basis at interest rates based on LIBOR plus a margin of between 1.00% and 1.50% (the "Former LIBOR Margin") in accordance with certain leverage ratios as stated in the Former Credit Agreement, or prime. Letters of credit commitment fees were based on the Former LIBOR Margin when issued.

As of December 31, 1999, the LIBOR rate was 5.82%, the LIBOR Margin was 3.00% and the prime rate was 8.50%. The Company's weighted-average interest rate for borrowings under its revolving credit facilities was 7.11%, 7.05% and 7.79% for the years ended December 31, 1999, 1998 and 1997, respectively.


10.   Long-Term Debt:

On December 15, 1999, the Company as part of the Credit Agreement entered into a five-year $25,000 Term Loan. Upon closing of the Credit Agreement, the Company made a principal payment of $3,500 on the Term Loan. The Term Loan is collateralized in accordance with the provisions of the Credit Agreement (See
Note 9). The Term Loan provides borrowings at interest rates based on LIBOR plus the LIBOR Margin in accordance with certain leverage ratios as stated in the Credit Agreement, or prime.

As of December 31, 1999, the Company's weighted-average interest rate for the Term Loan was 8.50%. Interest is required to be paid monthly on the daily outstanding principal of the Term Loan. Principal payments of $1,250 are required to be paid quarterly commencing on April 1, 2000, until the Term Loan is repaid in full.

On September 30, 1997, the Company issued $60,000 of senior notes through a private placement with an institutional investor. The senior notes were due on September 30, 2002 and issued at a fixed rate of 7.66%. A surcharge rate of 7.91% was in effect from September 30, 1997 through the date of Refinancing as provided in the noteholder agreement (the "Noteholder Agreement").

In connection with the Reorganization, the Noteholder Agreement was amended and restated (the "Amended Noteholder Agreement"). The Company and its newly formed domestic corporate subsidiaries were co-obligors under the Amended Noteholder Agreement. Interest was required to be paid quarterly on March 30, June 30, September

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                (dollars in thousands, except per share amounts)




10.   Long-Term Debt, continued:

30 and December 30 on the outstanding principal of the senior notes. Optional prepayments, in multiples of $100, could be made at anytime, as a whole or in part, with accrued interest thereon plus a penalty, if any, as defined in the Amended Noteholder Agreement.

As of December 31, 1999, the estimated fair value of the Company's Term Loan is approximately $18,000 as determined in accordance with SFAS 107. The Company discounted the future cash flows of its Term Loan based on borrowing rates for debt with similar terms and remaining maturities. The fair value estimate is made at a specific point in time and is subjective in nature and involves uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimate.

11.  Leases:

Certain warehouse and office space and equipment are leased under capital and operating leases with terms in excess of one year. Future minimum lease payments under noncancellable leases consisted of the following at December 31, 1999:

                                                      Capital          Operating
                                                      Leases            Leases
                                                      -------          ---------
   2000                                               $1,172            $10,383
   2001                                                1,024              7,692
   2002                                                  501              4,765
   2003                                                  106              4,031
   2004                                                   30              3,353
   Later years                                            --              9,849
                                                      ------            -------
     Total minimum lease payments                     $2,833            $40,073
                                                                        =======
   Less amounts representing interest                   (401)
                                                      ------
     Present value of Net Minimum Lease payments
     (including $923 currently payable)               $2,432
                                                      ======

Total rental expenses for all operating leases from continuing operations amounted to $12,604 in 1999, $11,101 in 1998, and $11,881 in 1997.

12.  Deferred Compensation Plans:

The Company has adopted several deferred compensation plans since 1979, whereby certain officers and employees earned performance-based compensation, payment of which was deferred until future periods.

The Company also adopted the Deferred Compensation Plan for Key Employees of SDI Operating Partners, L.P. (the "Key Employees Plan") on January 1, 1996 to allow participants eligible for accelerated payments under the change in control provisions of the other deferred compensation plans an election to continue to defer their balances. A change of control occurred on September 30, 1997 as a result of the Conversion whereby all awards earned through December 31, 1996 became fully vested and eligible for distribution. However, certain employees elected to continue to defer their awards under the Key Employees Plan. Upon approval of the SunSource Inc. 1998 Equity Compensation Plan (the "Equity Compensation Plan") by shareholders of the Company on April 28, 1998, awards under the other deferred compensation plans ceased

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                (dollars in thousands, except per share amounts)




12.  Deferred Compensation Plans, continued:

as of December 31, 1997. The Equity Compensation Plan replaces the former cash basis deferred compensation plan awards with stock options.

Effective October 1, 1998, the provisions of the Key Employees Plan which also provide eligible employees of the Company the opportunity to defer receipt of all or a portion of their salary and bonuses were amended to facilitate such deferrals. The plan, as amended and restated, has been renamed the SunSource Inc. Deferred Compensation Plan for Key Employees.

There were no amounts charged to income under the Company's deferred compensation plans in 1999 and 1998. The amount charged to income in 1997 was $3,152. The 1997 charge includes $503 which is classified in transaction and other related costs on the accompanying statement of income for the year ended December 31, 1997, since this charge would not have been incurred had the Conversion not been consummated. During the three years ended December 31, 1999, distributions from the deferred compensation plans aggregated $252 in 1999, $26 in 1998, and $2,876 in 1997. The Company's deferred compensation liabilities amounted to $14,728 as of December 31, 1999 and $11,802 as of December 31, 1998.

The Company has established a Rabbi Trust (the "Rabbi Trust") to assist in funding the liabilities of its deferred compensation plans. The Rabbi Trust holds insurance policies purchased by the Company on the lives of certain participants in the deferred compensation plans. The Rabbi Trust is the sole beneficiary of these insurance policies of which the cash surrender value aggregated $14,190 at December 31, 1999. Prior to a change in control and upon direction from the Company in writing, the Rabbi Trust shall pay to the Company all or a portion of the proceeds of any death benefits payable under any insurance policy held by the Rabbi Trust in excess of any benefits payable under the Company's deferred compensation plans with respect to the insured participants.


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

The Company has guaranteed on a subordinated basis the payment of distributions on the Trust Preferred Securities and payments on liquidation of the Trust and

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                (dollars in thousands, except per share amounts)

13. Guaranteed Preferred Beneficial Interests in the Company's Junior Subordinated Debentures, continued:

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

The Trust Preferred Securities have equity characteristics but creditor's rights and are therefore classified between liabilities and stockholders' deficit on the balance sheet. On September 30, 1997, the Trust Preferred Securities were recorded at fair value of $115,991 based on the price of the Class A interests of $11.75 upon close of trading on the New York Stock Exchange on that date. The Trust Preferred Securities have a liquidation value of $25.00 per security. The excess of fair value of the Trust Preferred Securities on September 30, 1997 over their liquidation value of $105,446, or $10,545 is amortized over the life of the Trust Preferred Securities. The fair value of the Trust Preferred Securities on December 31, 1999 was $51,141, based on the closing price on the New York Stock Exchange of $12.125 per security on that date.

The interest payments on the Junior Subordinated Debentures underlying the Trust Preferred Securities, aggregating $12,232 per year, are deductible for federal income tax purposes under current law and will remain an obligation of the Company until the Trust Preferred Securities are redeemed or upon their maturity in 2027.

14.  Stockholders' Equity (Deficit):

     Treasury Stock

On August 6, 1998, the Company's Board of Directors authorized $15,000 for management to repurchase up to 10% of the Company's outstanding common shares through open market transactions and private block trades dependent upon market conditions. The Company subsequently suspended the repurchase program on March 16, 1999. The Company has acquired and placed into treasury 479,100 common shares through December 31, 1999, at an average cost of $18.17 per common share.

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

     Common Shares Issued to Certain Non-Employee Directors

Under the Company's Stock Compensation Plan for Non-Employee Directors, certain non-employee directors were issued 11,293 and 1,988 Common Shares for the years ended December 31, 1999 and 1998, respectively. Under the terms of the plan, non-employee directors are issued Common Shares on a quarterly basis to cover at least 50% and up to 100% of their annual retainer fee. The number of shares to be issued is dependent

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                (dollars in thousands, except per share amounts)




14.  Stockholders' Equity (Deficit), continued:

upon the market price of the Common Shares, the number of directors receiving shares, and the percentage of their annual retainer above 50% that each director elects to receive in Common Shares. The Company recognized an expense of $119 and $39 with respect to the issuance of common shares to non-employee directors in 1999 and 1998, respectively.

     Stock Options

On April 28, 1998, the Company adopted the Equity Compensation Plan (the "Plan"), after approval by shareholders at the 1998 Annual Meeting. Grants under the Plan may consist of options intended to qualify as incentive stock options ("ISO"), or non-qualified stock options that are not intended to so qualify ("NQSO"). In addition, grants may also consist of grants of restricted stock, stock appreciation rights (SAR's), or performance units. The option price of any ISO will not be less than the fair market value on the date the option is granted (110% of fair value in certain instances). The option price of a NQSO may be greater than, equal to, or less than the fair market value on the date the option is granted (but not less than 85% of the fair market value). The amount of options available for the Plan (the "Applicable Percentage") is calculated annually and cumulatively at the rate of 5% of shares outstanding per year. Prior to April 27, 1999, the maximum number of shares available under the Plan was 25% of the total outstanding shares or 2,000,000 million Common Shares. On April 27, 1999, the shareholders of the Company approved a proposal to amend the 1998 Equity Compensation Plan to increase the aggregate number of shares that may be issued or transferred under the Plan to 2,150,000 shares. However, no more than the Applicable Percentage of the number of shares issued and outstanding on the effective date of the Plan and at any time thereafter may be issued or transferred under the Plan; provided however, that up to 150,000 shares may be issued under the Plan without reference to the Applicable Percentage in connection with the hiring of a new chief executive officer of the Company.

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

                        SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                (dollars in thousands, except per share amounts)

14.  Stockholders' Equity (Deficit), continued:

     Stock Options, continued

A summary of the Company's stock option plan for the twelve months ended December 31, 1999 is presented below:

                                                                             Weighted-                               Weighted-
                                                                              Average                                 Average
                                                           Number            Exercise              Number            Exercise
                                                             of                Price              Of Shares            Price
                                                           Options           Per Share           Exercisable         Per Share
                                                           -------           ---------           -----------         ---------
Outstanding at January 1, 1998                                  --                 --                    --            $   --
Granted                                                    211,495             $17.62                    --             17.62
Exercised                                                       --                 --                    --                --
Expired/Canceled                                                --                 --                    --                --
                                                           -------                                  -------
Outstanding at December 31, 1998                           211,495             $17.62                    --            $17.62
Granted                                                    562,000             $15.49               204,399            $16.20
Exercised                                                       --                  -                    --                 -
Expired/Canceled                                             4,000             $17.86                    --                 -
                                                           -------                                  -------
Outstanding at December 31, 1999                           769,495             $16.06               204,399            $16.20
                                                           =======                                  =======

As of December 31, 1999, the 769,495 options outstanding under the Plan have exercise prices between $12.75 and $18.88 and a weighted-average remaining contractual life of 9.12 years.

During 1999 and 1998, the Company issued certain options at and below the fair market price of the common stock on the grant date. For those options issued with an exercise price equal to the fair market value, the weighted-average exercise price was $15.79 and $18.82 and the average fair market value was $16.00 and $18.84 in 1999 and 1998, respectively. For options issued with an exercise price below fair market value for the stock on their grant date, the weighted average exercise price was $12.75 and $15.99 and the average fair market value was $15.00 and $18.81 in 1999 and 1998, respectively.

Compensation expense of approximately $378 is being recognized over vesting periods for certain options which were granted at below fair market value in 1999 and 1998 of which $70 was recognized in 1999 and $25 was recognized in 1998. If compensation cost had been based on the fair value of the options at the grant dates, consistent with the method required under SFAS 123, "Accounting for Stock-Based Compensation", the Company's net income and net income per Common Share would have been:

                                                          1999            1998
                                                       ---------        --------
   Net Income (Loss)                  As reported      $(37,371)        $ 13,817
                                      Pro forma        $(38,013)        $ 13,769

   Basic and diluted net income
      per common share                As reported      $  (5.54)        $   2.00
                                      Pro forma        $  (5.63)        $   1.99

The estimated weighted-average grant-date fair value of the options granted during the year ended December 31, 1999 was $15.71 and the weighted-average remaining contractual life of options outstanding at December 31, 1999 was 9.12 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 1999 and 1998: expected volatility of 23.1% for 1999 and 28.7% for 1998;

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                (dollars in thousands, except per share amounts)

14.  Stockholders' Equity (Deficit), continued:

     Stock Options, continued

risk free interest rates of 5.3% to 5.6% and expected lives of 5 and 9.5 years, based on differing vesting schedules.

On April 27, 1999, a grant of 150,000 non-qualified stock options was made to attract and retain a new Chief Executive Officer, (the "CEO Grant"). On January 26, 2000, the Compensation Committee of the Board of Directors amended the New CEO Grant by reducing the number of shares from 150,000 to 50,000 and issued a grant of 100,000 shares of restricted stock. One-third of the restricted shares will vest six months from the date of grant. Vesting of the remaining two-thirds of the restricted shares will be based on achievement of certain performance goals. In the event that all or some of the performance goals are not achieved within a three-year period from the date of grant, the then remaining shares will vest on the third anniversary from their date of grant.

     Earnings Per Share

The Company computes earnings per share in accordance with SFAS 128, "Earnings per Share". SFAS 128 requires the presentation of basic and diluted earnings per share for companies with complex capital structures. As noted above under "Stock Options", certain executives and key employees were granted a total of 769,495 options through December 31, 1999 to purchase the Company's Common Shares having a potentially dilutive effect on earnings per share. Due to market conditions, the shares granted under the Plan did not have a material dilutive effect on earnings per share for the twelve months ended December 31, 1999 and 1998.

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

The number of outstanding Common Shares as of December 31, 1999 was 6,749,456. The weighted average number of Common Shares outstanding for the twelve months ended December 31, 1999 was 6,747,142, including shares issued to non-employee directors, net of the 479,100 shares repurchased and held in treasury.

     Common Stock Dividend

On June 30, 1999, the Board of Directors of the Company suspended indefinitely the quarterly cash dividend of $0.10 per Common Share.

15.  Allocation of Partnership Taxable Income:

Prior to the Conversion, for the shortened Partnership tax year from January 1, 1997 through September 30, 1997, the Partnership earned federal taxable income of $0.5605 per Class B limited partnership interest. Under the Partnership Agreement, holders of B interests were entitled to receive annual cash distributions sufficient to cover their tax liabilities on taxable income allocated to the B interests. For 1997 these cash distributions amounted to $6,136 or $0.2775 per B interest.

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                (dollars in thousands, except per share amounts)



16.  Retirement Benefits:

Certain of the Company's subsidiaries provide defined benefit pension plans and post-retirement benefits to employees. The following provides a reconciliation of benefit obligations, plan assets, and funded status of the plans:

                                                  Pension Benefits                 Benefits
                                                ---------------------       ---------------------
Benefit Obligation:                              1999           1998          1999          1998
                                                -------       -------       -------       -------
Benefit obligation - beginning of year          $26,761       $23,961       $   951       $   524
Service cost                                        614         1,000            --            --
Interest cost                                     1,483         1,752            65            66
Plan participant contributions                      191            --            --            --
Amendments                                           --            --            --           421
Curtailment Gain                                 (5,329)           --            --            --
Actuarial (gain) loss                            (2,481)        1,777           (46)           19
Benefits paid                                    (1,512)       (1,729)          (90)          (79)
                                                --------      --------      --------      --------
Benefit obligation - end of year                $19,727       $26,761       $   880       $   951
                                                ========      ========      ========       =======
Fair Value of Plan Assets:
Fair value of plan assets - beginning of year   $31,475       $28,597       $    --       $    --
Actual return on plan assets                      3,690         4,432            --            --
Expenses                                           (178)          (24)           --            --
Employer contributions                               --            --            90            79
Plan participant contributions                      191           199            --            --
Benefits paid                                    (1,512)       (1,729)          (90)          (79)
                                                --------      --------      --------      --------
Fair value of plan assets - end of year         $33,666       $31,475       $    --       $    --
                                                ========      ========      ========       =======
Funded Status of Plans:
Funded status of the plans                      $13,939       $ 4,714       $  (880)      $  (951)
Unrecognized actuarial (gain) loss               (6,545)       (3,466)          (27)           19
Unrecognized prior service cost                      --          (279)          357           389
Unrecognized net transition asset                  (946)       (1,180)          454           489
                                                --------      --------      --------      --------
Accrued benefit cost
 recognized in the balance sheet                $ 6,448       $  (211)      $   (96)       $  (54)
                                                ========      ========      ========       =======

                                  SUNSOURCE INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                         (dollars in thousands, except per share amounts)


16.  Retirement Benefits, continued:

Net periodic pension costs include the following components:

Net Periodic Pension Cost (Benefit):                                     1999             1998           1997
                                                                       --------         -------        -------
Service cost                                                           $   614          $ 1,000        $   920
Interest cost                                                            1,484            1,752          1,702
Expected return on plan assets                                          (2,985)          (2,727)        (3,160)
Amortization of net asset                                                 (234)            (234)          (234)
Amortization of prior service cost                                          --              (24)           (24)
Recognized net actuarial loss                                               70               52            769
                                                                       --------         --------       -------
         Net periodic pension cost (benefit)                           $(1,051)         $  (181)       $   (27)
                                                                       ========         ========       ========

Net post-retirement costs include the following components:

Net Periodic Post-retirement Cost:
Service cost                                                           $    --          $    --        $    32
Interest Cost                                                               65               66             --
Amortization of Transition obligation                                       35               35             --
Amortization of prior service cost                                          32               32             --
                                                                       --------         --------       -------
         Net post-retirement cost                                      $   132          $   133        $    32
                                                                       ========         ========       ========

Assumptions:                                                             1999             1998           1997
                                                                       --------         -------        -------
Discount rate                                                            8.00%            7.00%          7.25%
Rates of increase in compensation levels                                 6.50%            6.50%          6.50%
Expected long-term rate of return
  on plan assets                                                         9.75%            9.75%          9.75%
Health care cost trend rate on covered charges                           8.50%            8.50%          9.50%

The health care cost trend rate, or the expected rate of increase in health-care costs, is assumed to gradually decrease to 6.5% by 2004.

The impact of a 1% change in health care inflation on post-retirement benefits is as follows:

                                                                                Trend +1%         Trend -1%
                                                                                ---------         ---------
         December 31, 1999 projected benefit obligation                           $   74            $  (66)
         1999 service and interest cost                                           $    6            $   (5)

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

In December 1999, the Board of Directors of the Company approved a proposal to freeze the benefit accruals under the Technology Services defined benefit retirement plan. As a result, the Company recorded a curtailment gain of $5,608 in accordance with Statement of Financial Accounting Standards No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits. The related deferred assets of $5,608 associated with this curtailment is included in other assets on December 31, 1999.

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                (dollars in thousands, except per share amounts)


16.  Retirement Benefits, continued:

Costs (income) charged to operations under all retirement benefit plans are as follows:
                                                1999         1998         1997
                                              --------      ------       -------
         Defined contribution plans           $ 2,154       $3,052       $1,154
         Defined benefit plans                 (6,818)        (181)         (27)
                                              --------      ------       ------
                  Total                       $(4,664)      $2,871       $1,127
                                              ========      ======       ======


17.   Commitments and Contingencies:

Letters of credit are issued by the Company during the ordinary course of business through major domestic banks as required by certain vendor contracts, legal proceedings and acquisition activities. As of December 31, 1999, the Company had outstanding letters of credit in the aggregate amount of $2,155 related to these activities.

As of December 31, 1999, the Company has guaranteed lease obligations of approximately $520, principally relating to businesses previously divested. The Company is not currently aware of any existing conditions which would cause a financial loss related to these guarantees.

Under the Company's insurance programs, commercial umbrella coverage is obtained for catastrophic exposure and aggregate losses in excess of normal claims. Beginning in 1991, the Company has retained risk on certain expected losses from both asserted and unasserted claims related to worker's compensation, general liability and automobile as well as the health benefits of certain employees. Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claim data and certain actuarial assumptions. As of December 31, 1999, the Company has provided insurers letters of credit aggregating $3,050 related to certain insurance programs.

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

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                (dollars in thousands, except per share amounts)



18.  Statements of Cash Flows:

Supplemental disclosures of cash flow information are presented below:

                                                                 1999             1998              1997
                                                              ---------        ---------         -------
Cash paid during the period for:
  Interest                                                    $   9,729        $   7,725         $   7,352
                                                              =========        =========         =========
  Income taxes                                                $   1,693        $   8,190         $   1,433
                                                              =========        =========         =========

Non-cash investing activities:
 Acquisitions (see Note 3):
   Fair value of assets acquired,
    including goodwill                                        $      --        $  11,971         $      --
   Less liabilities assumed                                          --            1,132                --
                                                              ----------       ---------         ---------
    Cash paid for acquired businesses                         $      --        $  10,839         $      --
                                                              ==========       =========         =========

Non-cash financing activities:
  Accrued and unpaid
   distributions on trust preferred
   securities, common shares and
   partnership interests                                      $   1,019        $     676         $   2,995
  Exchange of 11,099,573 Class A limited
   partnership interests for 4,217,837
   Trust Preferred Securities                                 $      --        $      --         $ 115,991
  Exchange of 21,675,246 Class B limited
   partnership interests for 5,418,936
   common shares                                              $      --        $      --         $  38,943
  Exchange of GP's Minority Interest for
   1,000,000 common shares                                    $      --        $      --         $  21,841


                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                (dollars in thousands, except per share amounts)



19.  Quarterly Data (unaudited):

    1999                                     Fourth        Third       Second       First
    ----                                    --------     --------     --------    --------
Net sales                                   $124,314     $138,238     $148,250    $144,850
Gross profit                                  49,162       56,444       59,960      61,557
Income (loss) from
 continuing operations                       (2,397)          (21)      (9,868)      1,172
Income (loss) from
 discontinued operations                     (26,015)          97          163        (267)
Extraordinary loss                              (235)          --           --          --
Net income (loss)                            (28,647)          76       (9,705)        905

Basic and diluted income
 (loss) per common share:
 Income (loss) from
  continuing operations                      $ (0.36)       $  --     $  (1.46)   $   0.17
 Income(loss) from dis-
  continued operations                       $ (3.85)       $0.01     $   0.02    $  (0.04)
 Extraordinary loss                          $ (0.03)       $  --     $     --    $     --
 Net income (loss)                           $ (4.24)       $0.01     $  (1.44)   $   0.13


    1998                                     Fourth        Third       Second       First
    ----                                    --------     --------     --------    --------
Net sales (1)                               $143,980     $157,852     $165,006    $150,680
Gross profit (1)                              62,408       65,444       65,601      59,729
Income (loss) from
 continuing operations                         2,759        3,556        3,830       1,712
Income (loss) from
 discontinued operations                         272          994          785         (91)
Net income (loss)                              3,031        4,550        3,330       1,621

Basic and diluted income
 (loss) per common share:
 Income (loss) from
  continuing operations                     $   0.40     $   0.50      $  0.53    $   0.26
 Income(loss) from dis-
  continued operations                      $   0.04     $   0.14      $  0.11    $  (0.01)
 Net income (loss)                          $   0.44     $   0.64      $  0.46    $   0.25


(1)      Includes amounts reclassified to conform to current accounting.


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

The Company has four reportable segments (see Note 1 "Nature of Operations") which are disaggregated based on the products and services provided, markets served, marketing strategies and delivery methods.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales are immaterial. The Company measures segment profitability and allocates corporate resources based on each segment's Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") which is defined as income from operations before depreciation and amortization. The Company also measures the segments on performance on their tangible asset base. The table below provides the Company's segment disclosures and is followed by reconciliations of the segment amounts to the consolidated amounts where appropriate:

                                                                           Year Ended December 31,
                                                             ---------------------------------------------
                                                                1999              1998              1997
                                                             ---------         ---------         ---------
Net Sales
Technology Services (STS)                                    $ 242,643         $ 318,500         $ 318,984
Hardware Merchandising (Hillman)                               151,884           125,830           103,971
Expediter (Kar)                                                124,724           124,536           125,911
Integrated Supply                                               36,401            48,652            57,583
                                                             ---------         ---------         ---------
   Consolidated net sales                                    $ 555,652         $ 617,518         $ 606,449
                                                             =========         =========         =========

Gross Profit
Technology Services (STS)                                    $  52,987         $  85,215         $  84,826
Hardware Merchandising (Hillman)                                81,045            66,485            54,901
Expediter (Kar)                                                 86,204            88,175            90,171
Integrated Supply                                                6,887            13,307            14,739
                                                             ---------         ----------        ---------
          Segment gross profit                               $ 227,123         $ 253,182         $ 244,637
                                                             =========         =========         =========

EBITDA
Technology Services (STS)                                    $ (12,477)        $  15,138         $  16,072
Hardware Merchandising (Hillman)                                15,816            13,477            11,580
Expediter (Kar)                                                 18,965            21,196            21,583
Integrated Supply                                               (1,150)            2,505             3,590
                                                             ----------        ---------         ---------
   Segment profit                                            $  21,154         $  52,316         $  52,825
                                                             ==========        =========         =========

Tangible Assets
Technology Services (STS)                                    $  79,675         $  83,752         $  88,259
Hardware Merchandising (Hillman)                                56,963            59,487            40,579
Expediter (Kar)                                                 44,536            42,479            41,991
Integrated Supply                                                9,792            17,051            15,476
                                                             ---------         ---------         ---------
   Segment tangible assets                                   $ 190,966         $ 202,769         $ 186,305
                                                             =========         =========         =========

Capital Expenditures
Technology Services (STS)                                    $   1,026         $   2,051         $   2,034
Hardware Merchandising (Hillman)                                 2,271             2,072             1,497
Expediter (Kar)                                                  1,023             1,693               622
Integrated Supply                                                  252               216               277
                                                             ---------         ---------         ---------
   Segment capital expenditures                              $   4,572         $   6,032         $   4,430
                                                             =========         =========         =========

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                (dollars in thousands, except per share amounts)

21.  Segment Information, continued:

Depreciation
Technology Services (STS)                                    $   1,578         $   1,596         $   1,421
Hardware Merchandising (Hillman)                                 1,408             1,347               747
Expediter (Kar)                                                  1,060               981               886
Integrated Supply                                                  124               165               124
                                                             ---------         ---------         ---------
   Segment depreciation                                      $   4,170         $   4,089         $   3,178
                                                             =========         =========         =========

Geographic Segment Data:
Net Sales
United States                                                $ 508,835         $ 567,325         $ 552,617
Canada                                                          32,415            32,968            34,022
Mexico                                                          14,402            17,225            19,810
                                                             ---------         ---------         ---------
   Consolidated net sales                                    $ 555,652         $ 617,518         $ 606,449
                                                             =========         =========         =========

Reconciliation of Segment Profit to
 Income (loss) from continuing operations
 Before Income Taxes and
 Extraordinary Loss:
Segment profit - EBITDA from continuing
Operations                                                   $  21,154         $  52,316         $  52,825
Depreciation                                                    (4,272)           (4,192)           (3,279)
Amortization                                                    (1,847)           (1,670)           (1,370)
Corporate expenses                                              (9,653)           (7,165)           (7,961)
                                                             ----------        ----------        ----------
Income before non-recurring charges                              5,382            39,289            40,215
Non-recurring charges:
 Gain on Curtailment of Defined
   Benefit Plan                                                  5,608                --                --
 Restructuring Charges and Asset
   Write-off                                                   (10,248)               --                --
 Provision for litigation matters -
  divested operations                                               --            (1,600)               --
 Transaction and other costs                                        --                --            (3,053)
 Management fee                                                     --                --            (2,491)
 Minority ownership expense                                         --                --              (263)
                                                             ----------        -----------       ----------
Income from operations                                             742            37,689            34,408
Interest expense, net                                           (9,724)           (6,838)           (7,193)
Distribution on guaranteed
 preferred beneficial interests                                (12,232)          (12,232)           (3,058)
                                                             ----------        ----------        ----------
 Income(loss)from continuing operations
 Before Income Taxes and
 Extraordinary Loss                                          $ (21,214)        $  18,619         $  24,157
                                                             ==========        ===========       =========

                                                                            Year Ended December 31,
                                                             ---------------------------------------------
                                                                1998              1997              1996
                                                             ---------         ---------         ---------
Reconciliation of Segment Tangible
 Assets to Total Assets:
Segment tangible assets                                      $ 190,966         $ 202,769         $ 186,305
Goodwill                                                        51,642            54,997            50,791
Other intangible assets                                            762               960                16
Deferred income taxes                                           12,975            13,324            14,326
Cash value of life insurance                                    14,190            10,262             8,407
Assets held for sale                                            35,249            40,987            28,562
Other corporate assets                                          17,233             6,941             9,134
                                                             ---------         ---------         ---------
  Total assets                                               $ 323,017         $ 330,240         $ 297,541
                                                             =========         =========         =========

                                  SUNSOURCE INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                         (dollars in thousands, except per share amounts)



21.  Segment Information continued:

Reconciliation of Segment
 Capital Expenditures to
 Total Capital Expenditures:
Segment capital expenditures                                 $   4,572         $   6,032         $   4,430
Corporate capital expenditures                                     183               196               130
                                                             ---------         ---------         ---------
  Total capital expenditures                                 $   4,755         $   6,228         $   4,560
                                                             =========         =========         =========


Reconciliation of Segment Depreciation
 to Total Depreciation:
Segment depreciation                                         $   4,170         $   4,089         $   3,178
Corporate depreciation                                             102               103               101
                                                             ---------         ---------         ---------
  Total depreciation                                         $   4,272         $   4,192         $   3,279
                                                             =========         =========         =========

22.  Sale Leaseback Transaction:

The Company sold certain real property of its Kar segment for $5,025 on September 30, 1999 which were leased back from the same purchaser under two separate lease agreements over periods of five and seven years, respectively. The related leases are being accounted for as operating leases, and the resulting gains aggregating $2,132 are being amortized over the respective lives of the leases. As of December 31, 1999, the Company has outstanding $2,027 of deferred gains relating to the sale leaseback transaction of which $372 is included in other accrued expenses and $1,655 is included in other liabilities. Both leases require the Company to pay customary operating and repair expenses and to observe certain operating restrictions.

23. Subsequent Events:

On January 10, 2000, the Company signed a letter of intent to sell its Harding Glass operation to a strategic purchaser. The transaction is expected to result in the sale of Harding's assets for cash plus the assumption of certain liabilities. SunSource recorded an expected loss on the sale of Harding in 1999 in the amount of $23,834 or $3.53 per common share. Sales from Harding were $118,282 for the year ended December 31, 1999. The Company expects to consummate the sale of Harding in the second quarter of 2000.

On March 2, 2000 the Company completed an agreement with a newly-formed partnership affiliated with Glencoe Capital, L.L.C. ("Glencoe"). The Company contributed the interests in its Kar Products, Inc. and A & H Bolt & Nut Company Limited operations (collectively, the "Kar" business) and Glencoe contributed cash equity to the new partnership, G-C Sun Holdings L.P. ("G-C"). The Company received $105,000 in cash proceeds from the transaction though repayment of assumed debt by G-C. Affiliates of Glencoe will hold a 51% controlling interest with the remaining 49% interest held by SunSource. The Company will account for its investment in the partnership in accordance with the equity method and expects to record an after-tax gain on the transaction of approximately $51,000 in the first quarter of 2000.

                        SUNSOURCE INC. AND SUBSIDIARIES

                        Schedule II - Valuation Accounts

                             (dollars in thousands)

                                         Deducted From Assets in Balance Sheet
                                   ---------------------------------------------
                                                                    Accumulated
                                   Allowance for    Allowance for   Amortization
                                     Doubtful          Obsolete     of Goodwill
                                     Accounts        Inventories   and Tangibles
                                   -------------    -------------  -------------

Balance, December 31, 1996            1,810            3,228            15,787

 Additions charged to cost
  and expenses                        1,482            1,581             1,370

 Deductions                           1,456(A)         1,138(A)             --
                                     ------            -----           -------


Balance, December 31, 1997            1,836            3,671            17,157

 Additions charged to cost
  and expenses                        1,634            1,359             1,670

 Addition due to deferred
  recognition of tax benefit
   from Conversion                       --               --                --

 Deductions                           1,286(A)         1,584(A)             --
                                     ------            -----           -------


Balance, December 31, 1998            2,184            3,446            18,827

 Additions charged to cost
  and expenses                        1,494            4,982             1,847

 Addition due to the carryforward
  of capital losses                      --               --                --

 Deductions due to:
  Sale of division                      209              429               876
  Others                              1,197(A)         1,150(A)             --
                                     ------            -----           -------

Balance, December 31, 1999           $2,272           $6,849           $19,798
                                     ======           ======           =======


Notes:
(A) Includes write-off of accounts receivable (net of bad debt recoveries) and inventories.

Item 9 - Changes in and Disagreements on Accounting and
         Financial Disclosure.



         Not applicable.

                                    PART III




Item 10 - Directors and Executive Officers of the Registrant.


Information under the heading "Election of Directors" in the Proxy Statement for the annual meeting of stockholders to be held May 11, 2000 (the "2000 Annual Proxy Statement") is incorporated by reference herein.



Item 11 - Executive Compensation


Information under the heading "Executive Compensation" in the 2000 Annual Proxy Statement is incorporated by reference herein.



Item 12 - Security Ownership of Certain Beneficial Owners and Management.


Information under the heading "Security Ownership of Certain Beneficial Owners and Management" in the 2000 Annual Proxy Statement is incorporated by reference herein.



Item 13 - Certain Relationships and Related Transactions.


Information under the heading "Certain Transactions" in the 2000 Annual Proxy Statement is incorporated by reference herein.

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


         Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

         2.1 Contribution Agreement by and among SunSource Inc., SunSource Industrial Services Company, Inc., KAR Products Inc., A & H Holding Company, Inc., SunSource Canada Investment Company, A. & H. Bolt & Nut Company Limited and GC-Sun Holdings, L.P. dated as of February 10, 2000 (9) (Exhibit 2.1)

         2.2 Amendment No. 1 to Contribution Agreement by and among SunSource Inc., SunSource Industrial Services Company, Inc., Kar Products LLC (as successor by merger to Kar Products, Inc.), A&H Holding Company, Inc., SunSource Canada Investment Company, A. & H. Bolt & Nut Company Limited and GC-Sun Holdings, L.P. dated as of March 2, 2000. (9) (Exhibit 2.2)

       **2.3 Asset Purchase Agreement by and among Lawson Products, Inc., ACS/SIMCO, Inc. and SunSource Inc. and certain subsidiaries dated as of July 1, 1999.

       **2.4      Transitional Services and Supply Agreement dated as of
                  July 1, 1999.

         2.5 Agreement and Plan of Conversion dated as of July 31, 1997 (4) (Exhibit 2.1)

         Articles of Incorporation and By-Laws

         3.1      Amended Bylaws of the Company dated as of September 24, 1998
                  (1) (Exhibit 3.1)

         3.2 Amended and Restated Certificate of Incorporation of the Company (5) (Exhibit 3.1)

         3.3      Bylaws of the Company (5) (Exhibit 3.2)

         Instruments Defining the Rights of Security Holder Including Indentures

         4.1      Amended and Restated Declaration of Trust (5) (Exhibit 4.1)

         4.2 Indenture between the Company and the Bank of New York (5) (Exhibit 4.2)

         4.3      Preferred Securities Guarantee (5) (Exhibit 4.3)

         4.4 Rights Agreement between the Company and the Registrar and Transfer Company (5) (Exhibit 10.5)

         4.5 Amended and Restated Note Purchase Agreement dated December 31, 1998 between Teachers Insurance and Annuity Association and SunSource Inc. and its Subsidiaries, Exhibit 10.2

         Material Contracts

     ** 10.1 1998 Equity Compensation Plan-Amendment to Nonqualified Stock Option Grant dated as of January 26, 2000.

     ** 10.2 1998 Equity Compensation Plan - Restricted Stock Grant dated as of January 26, 2000.

     ** 10.3 Note and Pledge Agreement between Maurice P. Andrien, Jr., and SunSource Inc. dated as of February , 2000.

     ** 10.4 Revolving Credit, Term Loan, Guaranty and Security Agreement between PNC, National Association (as lender and agent) and SunSource Inc. and subsidiaries dated as of December 15, 1999.

     ** 10.5 Employment Agreement between SunSource Inc. and Donald T. Marshall dated as of April 28, 1999.

     ** 10.6 Employment Agreement between SunSource Inc. and SunSource Corporate Group, Inc. and Maurice P. Andrien, Jr.

        10.7 Second Amended and Restated Credit Agreement dated December 31, 1998, among First Union National Bank, for itself and as agent, The Bank of Nova Scotia, for itself and as documentation agent, and SunSource Inc. and its Subsidiaries
                  (8) (Exhibit 10.1)

        10.8 *Deferred Compensation Plan for Key Employees of SDI Operating Partners, L.P. (2) Exhibit 10.1

        10.9     *SunSource Inc. 1998 Equity Compensation Plan (3) Exhibit 10.1

       10.10     *SunSource Inc. Stock Compensation Plan for Non-Employee
                  Directors (3) Exhibit 10.2

       10.11     *Sun Distributors Incentive Compensation Plan. (6) (Exhibit
                  10.5)

       10.12     *Sun Distributors, Inc. Long-Term Performance Award Plan. (As
                  Amended June 1985) (6) (Exhibit 10.6)

       10.13     *SDI Operating Partners, L.P. Deferred Compensation Plan for
                  Division Presidents (As amended September 13, 1993). (7) (Exhibit 10.7)

       10.14     *SDI Operating Partners, L.P. Long-Term Performance Share Plan
                  dated January 1, 1994. (7) (Exhibit 10.8)

       10.15     *Deferred Compensation Plan for Key Employees of SDI Operating
                  Partners, L.P. (2) (Exhibit 10.4)



                 Subsidiaries of the Registrant

      **21.1     Subsidiaries

                 Consent of Independent Accountants

      **23.1     Consent of PricewaterhouseCoopers LLP


                 Financial Data Schedules

      **27.1 Summary financial information as of and for the year ended December 31, 1999.

           ------------------------

         (1) Filed as an exhibit to Quarterly Report on Form 10-Q for the Quarter ended September 30, 1998.

         (2) Filed as an exhibit to Registration Statement No. 333-63409 on Form S-8.

         (3) Filed as an exhibit to Quarterly Report on Form 10-Q for the Quarter ended March 31, 1998.

         (4) Filed as an exhibit to Registration Statement No. 333-19077 on Form S-4.

         (5) Filed as an exhibit to Registration Statement No. 333-44733 on Form S-2.

         (6) Filed on March 31, 1993, as an exhibit to Annual Report on Form 10K for the year ended December 31, 1992.

         (7) Filed on March 31, 1994, as an exhibit to Annual Report on Form 10K for the year ended December 31, 1993.

         (8) Filed on March 30, 1999 as an exhibit to Annual Report on Form 10K for the year ended December 31, 1998.

         (9)  Filed on March 17, 2000 as an exhibit to Current Report on Form
              8-K

              * Management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this report.

              ** Filed herewith.


         (b)  Reports on Form 8-K.

              A Current Report on Form 8-K was filed on March 17, 2000 reporting a disposition under Item 2 of form 8-K (See exhibit 2.1 and 2.2 hereto)

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               SUNSOURCE INC.



Date:  March 28, 2000                           By:/s/ Maurice P. Andrien, Jr.
                                                ------------------------------
                                                       Maurice P. Andrien, Jr.
                                                Title: Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Each person in so signing also makes, constitutes and appoints Maurice P. Andrien, Jr., and Joseph M. Corvino, and each of them, his true and lawful attorney-in-fact, in his name, place and stead to execute and cause to be filed with the Securities and Exchange Commission any or all amendments to this report.

         Signature                     Capacity                       Date
         ---------                     --------                        ----




/s/ Maurice P. Andrien, Jr.     Principal Executive               March 28, 2000
-----------------------------   Officer and Director
Maurice P. Andrien, Jr.





/s/ Joseph M. Corvino           Principal Financial               March 28, 2000
-----------------------------   Officer
Joseph M. Corvino





/s/ Edward L. Tofani           Principal Accounting               March 28, 2000
-----------------------------  Officer
Edward L. Tofani






/s/ O. Gordon Brewer, Jr.       Director                          March 28, 2000
-----------------------------
O. Gordon Brewer, Jr.

/s/ Norman V. Edmonson          Director                          March 28, 2000
------------------------------
Norman V. Edmonson




/s/ Arnold S. Hoffman           Director                          March 28, 2000
------------------------------
Arnold S. Hoffman




/s/ Robert E. Keith, Jr.        Director                          March 28, 2000
------------------------------
Robert E. Keith, Jr.




/s/ Donald T. Marshall          Director                          March 28, 2000
------------------------------
Donald T. Marshall




/s/ John P. McDonnell           Director                          March 28, 2000
------------------------------
John P. McDonnell




/s/ Donald A. Scott             Director                          March 28, 2000
------------------------------
Donald A. Scott




/s/ Geoffrey C. Shepard         Director                          March 28, 2000
------------------------------
Geoffrey C. Shepard




/s/ Francis G. Ziegler          Director                          March 28, 2000
-----------------------------
Francis G. Ziegler