Form 10-Q
period 2000-03-31
SUNSOURCE INC
filed 2000-05-15
CIK 1029831

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934





For the quarterly period ended March 31, 2000

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

  YES   X       NO
      -----

On May 15, 2000 there were 6,854,634 Common Shares outstanding.

                                 SUNSOURCE INC.

                                     INDEX




PART I.  FINANCIAL INFORMATION                                                                            PAGE(S)

         Item 1.   Consolidated Financial Statements

                           Consolidated Balance Sheets as of March 31, 2000
                           (Unaudited), December 31, 1999 and
                           March 31, 1999 (Unaudited)                                                        3

                           Consolidated Statements of Income for the
                           three months ended March 31, 2000 and 1999
                           (Unaudited)                                                                       4

                           Consolidated Statements of Cash Flows
                           for the three months ended March 31, 2000 and 1999
                           (Unaudited)                                                                       5

                           Consolidated Statement of Changes in Stockholders'
                           Equity for the Three Months ended March 31, 2000
                           (Unaudited)                                                                       6

                           Notes to Consolidated Financial Statements
                           (Unaudited)                                                                     7-10

         Item 2.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                            11-18


PART II. OTHER INFORMATION                                                                                  19



SIGNATURES                                                                                                  20


                         SUNSOURCE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                              March 31,                                           March 31,
                                                                2000                   December 31,                 1999
                        ASSETS                               (Unaudited)                   1999                  (Unaudited)
                        ------                           --------------------      ---------------------     --------------------
Current assets:
  Cash and cash equivalents                                          $ 1,642                    $ 5,186                  $ 1,838
  Accounts receivable, net                                            55,856                     65,141                   87,620
  Inventories                                                         72,725                     92,691                  109,293
  Deferred income taxes                                                9,133                     10,218                   10,055
  Net assets held for sale                                            32,500                     35,249                   54,210
  Income taxes receivable                                              8,686                      8,561                        -
  Other current assets                                                 4,642                      5,226                    5,252
                                                         --------------------      ---------------------     --------------------
      Total current assets                                           185,184                    222,272                  268,268
Property and equipment, net                                           11,366                     17,282                   22,273
Goodwill and other intangibles                                        31,717                     52,404                   54,536
Deferred financing fees                                                3,317                      3,493                      452
Deferred income taxes                                                  4,432                      5,865                    5,121
Cash surrender value of life insurance policies                       14,842                     14,190                   12,064
Other assets                                                           8,306                      7,511                      649
                                                         --------------------      ---------------------     --------------------

      Total assets                                                  $259,164                   $323,017                 $363,363
                                                         ====================      =====================     ====================


    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
    ----------------------------------------------
Current liabilities:
  Accounts payable                                                  $ 44,207                   $ 44,358                 $ 54,168
  Notes payable                                                          253                        376                      534
  Current portion of capitalized lease obligations                       919                        923                      276
  Dividends / distributions payable                                        -                      1,019                      674
  Deferred income tax liability                                          929                        929                      929
  Current portion of long term debt                                    5,000                      3,750                        -
  Accrued expenses:
    Salaries and wages                                                 1,904                      5,343                    3,977
    Income and other taxes                                             2,031                      3,299                    3,715
    Accrued liabilities on discontinued operation                      3,203                      2,703                        -
    Other accrued expenses                                            17,302                     23,961                   18,392
                                                         --------------------      ---------------------     --------------------
      Total current liabilities                                       75,748                     86,661                   82,665
Long term debt                                                        16,500                     17,750                   60,000
Bank revolving credit                                                  7,065                    102,791                   71,580
Capitalized lease obligations                                          1,259                      1,509                      517
Deferred compensation                                                 14,796                     14,173                   12,229
Other liabilities                                                        194                      2,148                      250
                                                         --------------------      ---------------------     --------------------
      Total liabilities                                              115,562                    225,032                  227,241
                                                         --------------------      ---------------------     --------------------

Guaranteed preferred beneficial interests in the
 Company's junior subordinated debentures                            115,112                    115,200                  115,463
                                                         --------------------      ---------------------     --------------------

Commitments and contingencies

Stockholders' equity (deficit):
  Preferred stock, $.01 par, 1,000,000 shares
   authorized, none issued                                                 -                          -                        -
  Common stock, $.01 par, 20,000,000 shares
   authorized, 7,333,734 issued and 6,854,634
   outstanding at March 31, 2000, 7,228,556
   issued and 6,749,456 outstanding at December
   31, 1999 and 7,219,308 issued and 6,740,208
   outstanding at March 31, 1999                                          73                         72                       72
  Additional paid-in capital                                          21,813                     21,342                   21,137
  Retained earnings (accumulated deficit)                             19,227                    (25,297)                  12,979
  Unearned compensation                                                 (647)                      (283)                    (215)
  Accumulated other comprehensive income                              (3,271)                    (4,344)                  (4,609)
  Treasury stock, at cost, 479,100 shares                             (8,705)                    (8,705)                  (8,705)
                                                         --------------------      ---------------------     --------------------
      Total stockholders' equity (deficit)                            28,490                    (17,215)                  20,659
                                                         --------------------      ---------------------     --------------------

      Total liabilities and stockholders'
        equity (deficit)                                            $259,164                   $323,017                 $363,363
                                                         ====================      =====================     ====================


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SUNSOURCE INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                           FOR THE THREE MONTHS ENDED,
                (dollars in thousands, except for share amounts)


                                                                           March 31,              March 31,
                                                                              2000                   1999
                                                                       -------------------    -------------------
Net sales                                                                        $122,629               $144,850
Cost of sales                                                                      72,847                 83,293
                                                                       -------------------    -------------------
   Gross profit                                                                    49,782                 61,557
                                                                       -------------------    -------------------

Operating expenses:
  Selling, general and administrative expenses                                     45,624                 52,955
  Depreciation                                                                      1,024                  1,220
  Amortization                                                                        407                    455
                                                                       -------------------    -------------------
   Total operating expenses                                                        47,055                 54,630
                                                                       -------------------    -------------------

Other income                                                                           91                    179
                                                                       -------------------    -------------------

   Income from operations                                                           2,818                  7,106

Interest expense, net                                                               2,406                  2,041
Distributions on guaranteed preferred
 beneficial interests                                                               3,058                  3,058
Gain on contribution of subsidiaries (Note 2)                                      49,115                      -
Equity in earnings of affiliate (Note 2)                                              449                      -
                                                                       -------------------    -------------------
    Income before provision for income taxes                                       46,918                  2,007

Provision for income taxes                                                          5,230                    834
                                                                       -------------------    -------------------
    Income before discontinued operations                                          41,688                  1,173
                                                                       -------------------    -------------------

Discontinued operations (Note 1)
 Loss from operations of discontinued Harding
  segment of $446, net of income tax benefit of $178                                                        (268)
 Estimated loss on disposal of discontinued Harding
  segment of $3,372, net of income tax benefit of $6,208                            2,836                      -
                                                                       -------------------    -------------------
    Income(loss) from discontinued operations                                       2,836                   (268)
                                                                       -------------------    -------------------

    Net income                                                                   $ 44,524               $    905
                                                                       ===================    ===================


Basic and diluted income per common share:
  Income before discontinued operations                                          $   6.11               $   0.17
  Loss from operations of discontinued
    Harding segment, net of income tax benefit                                          -                  (0.04)
  Estimated loss on disposal of discontinued
    Harding segment, net of income tax benefit                                       0.41                      -
                                                                       -------------------    -------------------
  Net income                                                                     $   6.52               $   0.13
                                                                       ===================    ===================

Weighted average number of
  outstanding common shares                                                     6,827,161              6,752,737



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SUNSOURCE INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                           FOR THE THREE MONTHS ENDED,
                             (dollars in thousands)

                                                                                March 31, 2000       March 31, 1999
                                                                                --------------       --------------
Cash flows from operating activities:
  Net income                                                                         $ 44,524               $ 905
  Adjustments to reconcile net income to net cash
    used for operating activities:
     Depreciation and amortization                                                      1,431               1,675
     Loss from discontinued Harding segment before taxes                                3,372                 446
     Gain on contribution of subsidiaries                                             (49,115)                  -
     Equity in earnings of affiliate                                                     (449)                  -
     Deferred income tax benefit                                                            -              (1,852)
     Changes in current operating items:
        Increase in accounts receivable                                                (8,962)            (10,381)
        Decrease (increase) in inventories                                                887              (7,103)
        Decrease in income taxes receivable                                               511                   -
        Increase in other current assets                                                 (169)               (551)
        Increase in accounts payable                                                    4,935               2,197
        Decrease in other accrued liabilities                                          (6,216)             (5,567)
     Other items, net                                                                    (921)               (149)
                                                                                --------------       -------------

    Net cash used for operating activities                                            (10,172)            (20,380)
                                                                                --------------       -------------

Cash flows from investing activities:
  Proceeds from contribution of subsidiaries                                          105,000                   -
  Costs associated with contribution of subsidiaries                                     (655)                  -
  Proceeds from sale of property and equipment                                            126                 161
  Increase in net assets held for sale                                                   (123)            (12,656)
  Capital expenditures                                                                   (591)             (1,910)
  Investment in life insurance policies                                                     -              (1,300)
  Other, net                                                                           (1,026)                (18)
                                                                                --------------       -------------

    Net cash provided by (used for) investing activities                              102,731             (15,723)
                                                                                --------------       -------------

Cash flows from financing activities:
  Borrowings (repayments) under bank credit agreements, net                           (95,726)             36,580
  Repayments under other credit facilities, net                                          (123)               (262)
  Principal payments under capitalized lease obligations                                 (254)                (49)
  Purchase of treasury stock at cost                                                        -                (325)
  Dividends / distributions to investors                                                    -                (676)
                                                                                --------------       -------------

    Net cash (used for) provided by financing activities                              (96,103)             35,268
                                                                                --------------       -------------

Net decrease in cash and cash equivalents                                              (3,544)               (835)

Cash and cash equivalents at beginning of period                                        5,186               2,673
                                                                                --------------       -------------

Cash and cash equivalents at end of period                                            $ 1,642             $ 1,838
                                                                                -=============       =============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SUNSOURCE INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
          EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2000 (Unaudited)

                             (dollars in thousands)


                                                                   Retained                   Accumulated                Total
                                                     Additional    Earnings/                     Other                Stockholders'
                                             Common    Paid-in   (Accumulated    Unearned    Comprehensive  Treasury    (Deficit)
                                             Stock     Capital     Deficit)    Compensation    Income (1)     Stock       Equity
                                             ------  ----------  ------------  ------------  -------------  --------  -------------
Beginning Balance - December 31, 1999        $   72  $   21,342  $    (25,297) $       (283) $      (4,344) $ (8,705) $     (17,215)


  Net income                                                           44,524                                                44,524

  Change in cumulative foreign
   translation adjustment                                                                             (422)                    (422)

                                                                                                                      -------------
  Comprehensive income                                                                                                       26,887
                                                                                                                      -------------

  Issuance of 5,178 shares of common stock
   to certain non-employee directors                         22                                                                  22

  Grant of restricted stock                       1         449                        (450)                                      -

  Amortization of stock option discount                                                  19                                      19

  Amortization of vested portion of
   restricted stock                                                                      67                                      67

  Contribution of subsidiaries                                                                       1,495                    1,495

                                             ------  ----------  ------------  ------------  -------------  --------   ------------
Ending Balance - March 31, 2000              $   73  $   21,813  $     19,227  $       (647) $      (3,271) $ (8,705)  $     28,490
                                             ======  ==========  ============  ============  =============  ========   ============

-------------------
(1) Cumulative foreign translation adjustment represents the only item of other comprehensive income.


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SUNSOURCE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)


1.  Basis of Presentation:

The accompanying financial statements include the consolidated accounts of SunSource Inc. (the "Company") and its wholly-owned subsidiaries including SunSource Technology Services Company, Inc. ("STS"), The Hillman Group, Inc. ("Hillman"), Harding Glass, Inc. ("Harding") and SunSource Capital Trust (the "Trust"). All significant intercompany balances and transactions have been eliminated. The Company is one of the leading providers of value-added services and products to retail and industrial markets in North America.

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

Certain information in note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to Form 10-Q requirements although the Company believes that disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's report on Form 10-K for the year ended December 31, 1999.


Discontinued Operations:

In December 1999, the Company's Board of Directors approved management's plan to dispose of the Company's Harding business. Accordingly, Harding has been accounted for as a discontinued operation and its results of operations were segregated from results of the Company's ongoing businesses including restatement of the prior periods presented. On April 13, 2000, the Company consummated the sale of Harding on which it had signed a letter of intent in January 2000. See Note 7, Subsequent Events.

For the year ended December 31, 1999, the Company recorded an after-tax loss of $2,188 from Harding's operations and an estimated loss on its expected disposal of $23,834 unadjusted for any potential future tax benefits. For the three months ended March 31, 2000, the Company recorded a loss from operations of $699 and an additional loss on disposal of the discontinued Harding segment of $2,673, net of an income tax benefit of $6,208. Through March 31, 2000, the Company has recorded an estimated loss on disposal of the discontinued Harding Segment of $20,998 in the aggregate, net of tax benefits.

Following is summary financial information for the Company's discontinued Harding operations, which represented the Glass Merchandising segment:

                                                         Three Months                     Three Months
                                                             Ended        Year Ended         Ended
                                                            3/31/00        12/31/99         3/31/99
                                                         ------------     ----------      ------------
Net Sales                                                $     25,625     $  118,282      $     28,261
                                                         ------------     ----------      ------------
Income (loss) from discontinued operations:
   Before income taxes                                   $         --     $   (3,268)     $       (446)
   Income tax provision (benefit)                                  --         (1,080)             (178)
                                                         ------------     ----------      ------------
   Net                                                             --         (2,188)             (268)

Estimated loss on disposal                                     (3,372)       (23,834)               --

Income tax benefit on disposal                                  6,208             --                --
                                                         ------------     ----------      ------------

Total income (loss) from
   discontinued operations                               $      2,836     $  (26,022)     $       (268)
                                                         ============     ==========      ============

As of March 31, 2000, net assets held for sale of the discontinued Harding operation were $32,500 consisting of receivables, inventories, prepaid assets, property and equipment and intangible assets, less an allowance for the estimated loss on disposal and current liabilities.

2.  Contribution of Subsidiaries:

On March 2, 2000, the Company contributed the interests in its Kar Products, Inc. and A & H Bolt & Nut Company Limited operations (collectively, the "Kar" business) to a newly-formed partnership affiliated with Glencoe Capital, L.L.C. ("Glencoe"). Glencoe contributed cash equity to the new partnership, G-C Sun Holdings L.P. ("G- C"). The Company received $105,000 in cash proceeds from the transaction through repayment of assumed debt by G-C. Affiliates of Glencoe hold a 51% controlling interest with the remaining 49% interest held by SunSource. The Company accounts for its investment in the partnership under the equity method and recorded a pre-tax gain on the transaction of approximately $49,115 in the first quarter of 2000. Sales from Kar aggregated $22,122 from January 1, 2000 to March 2, 2000, and $124,724 for the year ended December 31, 1999.

3.  Lines of Credit and Long-Term Debt:

On December 15, 1999, the Company refinanced its $60,000 senior notes and $90,000 bank revolving credit with $155,000 in senior credit facilities (the "Credit Agreement") consisting of $130,000 in revolving bank credit (the "Revolver") and a $25,000 term loan (the "Term Loan"). The Credit Agreement has a five-year term whose revolver availability is based on the Company's receivables and inventory balances (the "Borrowing Base") evaluated on a monthly basis. On April 7, 2000, the Company amended the Credit Agreement to reduce the Revolver to $115,000.

As of March 31, 2000, the Company's Borrowing Base was $94,167 consisting of receivables and inventory balances totaling $99,372 less letter of credit commitments outstanding of $5,205. As of March 31, 2000, the Company had $86,945 available under the Revolver. The Company had $30,743 of outstanding debt at March 31, 2000, consisting of bank revolver borrowings of $7,065, outstanding Term Loan of $21,500 and capital lease obligations of $2,178. The Company and its domestic and foreign corporate subsidiaries are borrowers and guarantors ("Credit Parties") under the Credit Agreement. Each credit party assigned, pledged and granted a security interest in and to all its assets as collateral.

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                             (dollars in thousands)


3.  Lines of Credit and Long-Term Debt (continued):

Accounts payable has been increased to include a reclassification of $7,225 representing checks issued as of March 31, 2000, for which funds would have been drawn against the Company's revolving credit facility if they had been presented on that date.

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

5.  Stockholders' Equity:

         Earnings per Share

The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share". SFAS 128 requires the presentation of basic and diluted earnings per share for companies with complex capital structures. Under the Company's Equity Compensation Plan, 669,495 options to purchase shares of the Company's common stock having a potentially dilutive effect on earnings per share remain outstading to certain executives and key employees. Currently, due to market conditions, the shares granted under the plan do not have a material dilutive effect on earnings per share for the three months ended March 31, 2000.

         Common Shares Issued to Certain Non-Employee Directors

Under the Company's Stock Compensation Plan for Non-Employee Directors, certain non-employee directors were issued 5,178 Common Shares in the first three months of 2000, which results in a compensation charge of $22.

         Stock Options

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


5.  Stockholders' Equity (continued):

         Common Stock Dividend

On June 30, 1999, the Board of Directors of the Company suspended indefinitely the quarterly cash dividend of $.10 per common share.

6.  Segment Information:

The following supplemental table of segment tangible assets for ongoing operations is presented due to the increase in segment tangible assets during the three months ended March 31, 2000, which represents primarily additional investments in accounts receivable:


                                                                               $                %
                                         3/31/00          12/31/99         INC(DEC)         INC(DEC)
                                     ---------------   --------------   ---------------  ---------------
Technology Services                  $        83,097   $       81,812   $         1,285            1.6 %
Integrated Supply                              5,518            5,763              (245)          (4.3)%
Hillman                                       59,036           56,963             2,073            3.6 %
                                     ---------------   --------------   ---------------

  Total                              $       147,651   $      144,538   $         3,113            2.2 %
                                     ===============   ==============   ===============


7.  Subsequent Events:

On April 7, 2000, the Company acquired Axxess Technologies, Inc. ("Axxess") of Tempe, Arizona through a stock merger transaction. Axxess is a manufacturer of key duplication and identification systems. The transaction was structured as a purchase of 100% of the stock of the privately held company and repayment of outstanding Axxess debt in exchange for $87,000 in cash and $23,000 in subordinated notes. In connection with the sale of Harding on April 13, 2000, the Company repaid $9,600 of these subordinated notes leaving a balance of $13,400 comprised as follows: 1) a $2,400 15% note due April 7, 2001 and 2) an $11,000 note which is payable in seven equal quarterly installments commencing the earlier of i) the first calendar quarter after payment in full of the Term Loan extended by the Company's senior lenders or ii) March 31, 2004. Interest on the $11,000 subordinated note ranges from prime plus 1% to prime plus 5% with a maximum rate at any time of 15%. Sales from Axxess aggregated $20,012 for the three months ended March 31, 2000, and $82,132 for the year ended December 31, 1999.

On April 13, 2000, the Company sold substantially all of the assets of Harding for a cash purchase price of $31,446 plus the assumption by the buyer of certain liabilities aggregating $11,560, subject to certain post-closing adjustments.

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

General

SunSource Inc. (the "Company" or "SunSource") is one of the largest providers of value-added services and products to retail and industrial markets in North America. The Company is organized into three business segments which are SunSource Technology Services Company, Inc. ("Technology Services" or "STS"), The Hillman Group, Inc.("Hillman"), and Integrated Supply, operating as SunSource Integrated Services de Mexico, S.A. DE C.V. Also, the Company has an investment in an affiliate, G-C Sun Holdings, L.P., operating as Kar Products.

Technology Services offers a full range of technology-based products and services to small, medium and large manufacturers. The Hillman Group provides small hardware and related items and merchandising services to retail outlets, primarily hardware stores, home centers and lumberyards. Integrated Supply provides major industrial manufacturing customers with comprehensive inventory management services for their maintenance, repair and operating supplies ("MRO"). Kar Products offers personalized inventory management systems of MRO products to industrial manufacturing customers and maintenance and repair facilities.

Acquisitions/Divestitures

On March 2, 2000, the Company contributed the interests in its Kar Products, Inc. and A & H Bolt & Nut Company Limited operations (collectively, the "Kar" business) to a newly-formed partnership affiliated with Glencoe Capital, L.L.C. ("Glencoe"). Glencoe contributed cash equity to the new partnership, G-C Sun Holdings L.P. ("G- C"). The Company received $105 million in cash proceeds from the transaction through repayment of assumed debt by G-C. Affiliates of Glencoe hold a 51% controlling interest with the remaining 49% interest held by SunSource. The Company accounts for its investment in the partnership under the equity method and recorded a pre-tax gain on the transaction of approximately $49.1 million in the first quarter of 2000.

On April 7, 2000, the Company acquired Axxess Technologies, Inc. ("Axxess") of Tempe, Arizona through a stock merger transaction. Axxess is a manufacturer of key duplication and identification systems. The transaction was structured as a purchase of 100% of the stock of the privately held company and repayment of outstanding Axxess debt in exchange for $87 million in cash and $23 million in subordinated notes. Axxess' sales aggregated $20.0 million for the three months ended March 31, 2000, and $82.1 million for the year ended December 31, 1999.

On April 13, 2000, the Company completed the sale of its Harding Glass, Inc. ("Harding") subsidiary to VVP America which was previously announced in January 2000 with the signing of a letter of intent. The Company sold substantially all of the assets of Harding for a cash purchase price of $31.4 million plus the assumption by the buyer of certain liabilities aggregating $11.6 million, subject to certain post-closing adjustments. Proceeds from the sale of Harding were used to repay the Company's outstanding debt. Harding sales aggregated $25.6 million for the three months ended March 31, 2000, and $118.3 million for the year ended December 31, 1999.

In December 1999, the Board of Directors approved a plan to dispose of the Company's Harding business. Since December 1999, Harding has been accounted for as a discontinued operation and, accordingly, its results of operations were segregated from results of the Company's ongoing businesses including restatement of prior periods presented.

In 1999, the Company recorded a loss of $2.2 million after-tax from Harding's operations and an estimated loss on its expected disposal of $23.8 million or $3.53 per common share unadjusted for any potential future tax benefits. For the three months ended March 31, 2000, the Company recorded a loss from operations of $0.7 million and an additional loss on disposal of the discontinued Harding Segment of $2.7 million, net of an income tax benefit of $6.2 million, resulting in income from discontinued operations of $2.8 million or $.41 per common share. Through March 31, 2000, the Company has recorded an estimated loss on the discontinued Harding segment of $21 million in the aggregate or $3.53 per common share, net of tax benefits.

Results of Operations

          Segment Sales and Profitability from Ongoing Operations for the Three Months Ended March 31, 2000 & 1999
-----------------------------------------------------------------------------------------------------------------------------------
                                                      (dollars in thousands)

                                                                            FOR THE THREE MONTHS ENDED,
                                                            ------------------------------------------------------------
                                                             March 31, 2000                  March 31, 1999
                                                            -----------------------------   ----------------------------       %
                                                                                 % OF                            % OF         INC
                                                                AMOUNT          TOTAL           AMOUNT          TOTAL        (DEC)
                                                            ---------------   -----------   ---------------   ----------   --------
Sales
Technology Services (1)                                           $ 59,647         48.6%         $  68,999        47.6%     (13.6%)
Hillman Group                                                       35,585         29.0%            35,919        24.8%      (0.9%)
Integrated Supply - Mexico                                           4,227          3.4%             2,773         1.9%      52.4%
                                                            ---------------   -----------   ---------------   ----------
    Consolidated net sales - ongoing operations                     99,459         81.1%           107,691        74.3%      (7.6%)
Contributed Expediter segment (2)                                   22,122         18.0%            31,233        21.6%     (29.2%)
Integrated Supply - sold business
  and terminated contracts (3)                                       1,048          0.9%             5,926         4.1%     (82.3%)
                                                            ---------------   -----------   ---------------   ----------
Consolidated net sales                                            $122,629        100.0%         $ 144,850       100.0%
                                                            ===============   ===========   ===============   ==========

                                                                                 % OF                            % OF
                                                                                SALES                           SALES
                                                                              -----------                     ----------
Gross Profit
Technology Services (1)                                           $ 14,554         24.4%         $  18,238        26.4%
Hillman Group                                                       19,228         54.0%            18,998        52.9%
Integrated Supply - Mexico                                             948         22.4%               612        22.1%
                                                            ---------------                 ---------------
     Consolidated gross profit - ongoing operations                 34,730         34.9%            37,848        35.1%
Contributed Expediter segment (2)                                   15,052         68.0%            21,819        69.9%
Integrated Supply - sold business
  and terminated contracts (3)                                           -                           1,890        31.9%
                                                            ---------------                 ---------------

Consolidated gross profit                                         $ 49,782         40.6%         $  61,557        42.5%
                                                            ---------------                 ---------------

EBITDA from ongoing operations (4)
Technology Services (1)                                           $   (190)        (0.3%)        $   1,701         2.5%
Hillman Group                                                        3,504          9.8%             3,331         9.3%
Integrated Supply - Mexico                                             160          3.8%                17         0.6%
                                                            ---------------                 ---------------
      Total operations before
        corporate expenses                                           3,474          3.5%             5,049         4.7%
Corporate expenses, net                                             (2,048)        (2.1%)           (2,019)       (1.9%)
                                                            ---------------                 ---------------
     Consolidated EBITDA - ongoing operations                        1,426          1.4%             3,030         2.8%

Contributed Expediter segment (2)                                    2,823         12.8%             5,468        17.5%
Integrated Supply - sold business
  and terminated contracts (3)                                           -                             283         4.8%
                                                            ---------------                 ---------------
Consolidated EBITDA                                               $  4,249          3.5%         $   8,781         6.1%
                                                            ===============                 ===============

-------------------
(1) Includes remaining Integrated Supply business in the U.S. as a result of customer relationships with the Technology Services Group.
(2) Represents sales, gross profit and EBITDA from the Company's Kar Products, Inc. and A & H Bolt & Nut Company Limited business (collectively, the "Contributed Expediter Segment") which was contributed on March 2, 2000 to a newly formed partnership affiliated with Glencoe Capital, L.L.C.
(3) Represents sales, gross profit and EBITDA from the OEM Fastener Business, which was sold on July 1, 1999 and contracts terminated in 1999.
(4) "EBITDA" (earnings before interest, taxes, depreciation and amortization) is defined as income (loss) from ongoing operations before depreciation, amortization and results of the discontinued Harding segment.

         Three Months Ended March 31, 2000 and 1999


Net sales from ongoing operations decreased $8.2 million or 7.6% in the first three months of 2000 to $99.5 million from $107.7 million in 1999. Sales variances by business segment are as follows:
                                                   Sales Increase (Decrease)
                                               ---------------------------------
                                                   Amount                   %
                                               --------------            -------
                                               (In thousands)
         Technology Services                     $ (9,352)               (13.6)%
         Hillman Group                               (334)                (0.9)%
         Integrated Supply - Mexico                 1,454                 52.4 %
                                                 --------
           Total Company - Ongoing Operations    $ (8,232)                (7.6)%
                                                 ========

Technology Services sales decreased $9.4 million or 13.6% in the first quarter of 2000 to $59.6 million from $69.0 million in 1999 as a result primarily of the reduction of the sales force in early 1999. Hillman's sales decreased $0.3 million or 0.9% in the first quarter of 2000 to $35.6 million from $35.9 million in the first quarter of 1999 as a result of a reduction in new large home center accounts, offset partially by increased traditional hardware and regional home center sales. Integrated Supply- Mexico sales increased $1.5 million in the first quarter of 2000 from $2.8 million in the same period of 1999 as a result of the addition of two new contracts since March 31, 1999.

The Company's sales backlog on a consolidated basis from ongoing operations was $57.6 million as of March 31, 2000, compared with $50.6 million at December 31, 1999, representing an increase of 13.8%.

The Company's consolidated gross margin from ongoing operations was 34.9% in the first quarter of 2000 compared with 35.1% in the first quarter of 1999. Technology Services' gross margin decreased 2.0% in the first quarter of 2000 as a result of competitive pricing pressures and a change in sales mix. Hillman's gross margin increased 1.1% in the comparison period primarily as a result of a reduction in sales allowances in the 2000 period compared to the first quarter of 1999 incurred to attract new business. The Integrated Supply-Mexico segment's gross margin increased 0.3% in the first three months of 2000 resulting mainly from higher margins from new customer contracts.

The Company's selling, general and administrative expenses ("S,G&A") from ongoing operations decreased by $1.6 million to $33.3 million in the first quarter of 2000 from $34.9 million in the first quarter of 1999. Selling expenses for ongoing operations decreased $1.1 million primarily as a result of cost savings associated with the June 1999 restructuring plan at STS. Warehouse and delivery expenses increased $0.3 million as a result of facility reorganization costs at STS and increased payroll costs related to two new accounts for Integrated Supply in Mexico. The decrease in general and administrative expenses of $0.8 million is attributable to headcount reductions associated with the June 1999 restructuring plan at STS.

Total S,G&A expenses from ongoing operations as a percentage of sales compared with the first quarter 1999 are as follows:

                                                    Three Months ended March 31,
                                                    ----------------------------
         As of a % of Sales:                          2000                1999
         -------------------                          ----                ----
         Selling Expenses                             17.8%               17.4%
         Warehouse and Delivery Expenses               7.5%                6.7%
         General and Administrative Expenses           8.2%                8.3%
                                                      -----               -----
            Total S,G&A Expenses                      33.5%               32.4%
                                                      =====               =====

Overall, as a percentage of sales, total S,G&A expenses increased due mainly to the decrease in sales levels in relation to the fixed cost component of S,G&A expenses.

EBITDA from ongoing operations was $1.4 million for the three months ended March 31, 2000 after corporate expenses compared with $3.0 million in the comparison period.

The Company's consolidated operating profit margin (EBITDA from ongoing operations, as a percentage of sales) after corporate expenses declined to 1.4% in the first quarter of 2000 compared with 2.8% in the same prior-year period. Technology Services operating profit margin decreased to (0.3%) from 2.5% in the first quarter of 1999, primarily reflecting reduced 2000 sales and the gross margin decline discussed above. Hillman's operating profit margin increased to 9.8% from 9.3% in the same prior-year quarter as a result mainly of improved gross margins as discussed above. Integrated Supply-Mexico's operating profit margin increased to 3.8% from 0.6% as a result of increased sales and higher gross margins from new accounts.

Interest expense, net increased $0.4 million in the first quarter of 2000 from $2.0 million in the first quarter of 1999 due primarily to an increase in interest rates since the first quarter of 1999 and amortization of deferred financing fees related to the Company's December 1999 debt refinancing.

The Company pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.2 million per annum in the aggregate. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. For the three months ended March 31, 2000 and 1999, the Company paid $3.1 million in interest on the Junior Subordinated Debentures, equivalent to the amounts distributed by the Trust on the Trust Preferred Securities.

The Company is subject to federal, state and local income taxes on its domestic operations and foreign income taxes on its Canadian and Mexican operations as accounted for in accordance with Statement of Financial Accounting Standard ("SFAS") 109, "Accounting for Income Taxes". Deferred income taxes represent differences between the financial statement and tax bases of assets and liabilities as classified on the Company's balance sheet. The effective income tax rate decreased to 11.1% in the first quarter of 2000 from 41.6% in the 1999 comparison period due primarily to a significant portion of the gain from the contribution of Kar being non-taxable as a result of the Company's remaining 49% ownership interest in G-C.

Liquidity and Capital Resources

The Company's cash position of $1.6 million as of March 31, 2000, decreased $3.5 million from the balance at December 31, 1999. Cash was provided during this period primarily from proceeds from the Kar transaction previously discussed ($105.0 million), offset predominately by repayments under the bank credit agreement ($95.7 million), cash used in operations ($10.2 million), capital expenditures ($0.6 million), and other disbursements, net ($2.0 million).

The Company's net interest coverage ratio from continuing operations including Kar for the three months ended March 31, 2000 declined to .60X (earnings before interest, distributions on trust preferred securities and income taxes, excluding non-recurring events, over net interest expense and distributions on trust preferred securities), from 1.39X in the 1999 comparison period as a result of reduced earnings and increased interest expense.

The Company's working capital position of $109.4 million at March 31, 2000, represents a decrease of $26.2 million from the December 31, 1999 level of $135.6 million as a result mainly of the Kar transaction. The Company's current ratio decreased to 2.44x at March 31, 2000 from 2.56x at December 31, 1999.

On March 2, 2000, SunSource contributed the interests in the Company's Kar Products subsidiary including its Canadian operation, to a newly formed partnership affiliated with Glencoe as previously mentioned. The Company received $105 million in cash proceeds from the transaction which were used to reduce the bank revolver borrowings. The Company also recorded a pre-tax gain of $49.1 million which has restored the Company's stockholders' equity to a significant positive position of $28.5 million from its deficit balance of $17.2 million at December 31, 1999. In addition, SunSource's remaining investment in Kar of 49% allows the Company to participate in the capital appreciation of Kar in the future with Glencoe.

As of April 30, 2000, the Company had approximately $13.0 million available under its senior secured credit facilities. The Company had approximately $99.4 million of outstanding debt at April 30, 2000, consisting of a $17.5 million senior secured term loan currently at 9.0%, bank revolver borrowings totaling $79.9 million at an effective interest rate of 9.0%, and capitalized lease obligations of $2.0 million at various interest rates.

As of April 30, 2000, the Company's senior debt (including distributions payable) as a percentage of its consolidated capitalization (senior debt, trust preferred securities and stockholders' equity) was approximately 39.0% compared with 56.6% at December 31, 1999 and 49.4% as of March 31, 1999. The Company's consolidated capitalization (including distributions payable) as of April 30, 2000, was approximately $242.7 million compared to $225.7 million at December 31, 1999 and $269.2 million at March 31, 1999.

On April 7, 2000, the Company completed the acquisition of Axxess for a purchase price of $110.0 million composed of $87.0 million in cash and $23.0 million in subordinated notes. In connection with the sale of Harding on April 13, 2000, the Company repaid $9.6 million of these subordinated notes leaving a balance of $13.4 million, as follows: 1) a $2.4 million 15% note due April 7, 2001 and 2) an $11.0 million note which is payable in seven equal quarterly installments commencing the earlier of i) the first calendar quarter after payment in full of the term loan provided by the Company's senior lenders (the "Term Loan") or ii) March 31, 2004. Interest on the $11.0 million subordinated note ranges from prime plus 1% to prime plus 5% with a maximum rate at any time of 15%. Interest is payable upon maturity of the subordinated notes.

On December 15, 1999, the Company refinanced its $90 million bank revolver and $60 million senior notes with $155 million in senior secured credit facilities. As a result of the Kar transaction on March 2, 2000 and the acquisition of Axxess on April 7, 2000, the Company reduced the revolving credit portion of the facility from $130 million to $115 million. The senior secured credit facilities expire on December 14, 2004 and provide SunSource with adequate funds for working capital and other corporate requirements.

The Company further strengthened its financial position upon consummation of the sale of the Harding Glass business on April 13, 2000. The Company sold substantially all of the assets of Harding for a cash purchase price of approximately $31.4 million plus the assumption of certain liabilities aggregating $11.6 million by the buyer, subject to certain post-closing adjustments. Proceeds from the sale of Harding were used by the Company as follows: 1) a repayment of bank revolver borrowings of $15.8 million (representing primarily Harding's collateral in the borrowing base), 2) a principal repayment of the Term Loan of $4.0 million, 3) a repayment of certain Axxess subordinated notes in the amount of $9.6 million, and 4) a cash reserve of $2.0 million to support the issuance of a stand by letter of credit in the same amount to the purchaser of Harding.

The Company has spent $0.6 million for capital expenditures through March 31, 2000, primarily for warehouse improvements, machinery and equipment, computer hardware and software. The Company expects to spend an additional $8.7 million by December 31, 2000, for a total of $9.3 million in 2000 including $7.3 million for Axxess. The total anticipated spending of $9.3 million in 2000 represents an increase of $4.5 million compared to total year 1999 as a result of the acquisition of Axxess.

On June 30, 1999, the Board of Directors of the Company suspended indefinitely the quarterly cash dividend of $.10 per common share.

On August 6, 1998, the Company's Board of Directors authorized $15.0 million for management to repurchase up to 10% of the Company's outstanding common shares through open market transactions and private block trades dependent upon market conditions. The Company subsequently suspended the repurchase program on March 16, 1999. The Company has acquired and placed into treasury 479,100 common shares through March 31, 2000, at an average cost of $18.17 per common share.

The Company has deferred tax assets aggregating $13.6 million as of March 31, 2000, as determined in accordance with SFAS 109. Management believes that the Company's deferred tax assets will be realized through the reversal of existing temporary differences between the financial statement and tax bases, as well as through future taxable income.

Year 2000 Issue

All of the Company's operating segments successfully met the year 2000 compliance requirement for proprietary and purchased software, and machinery and equipment utilized in the daily business process. In addition, the Company's suppliers or customers did not experience any material year 2000 compliance-related problems of which the Company is aware.

All operating divisions continued to monitor their non-critical processing software to ensure that all non-critical programs have been successfully executed through the first quarter of 2000.

The Company's established Year 2000 compliance budget of $1.7 million, funded from operating cash flows, was not exceeded. In addition, the Company has not incurred any significant expenses related to the Year 2000 compliance issue during the first quarter of 2000.

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

Forward Looking Statements

Certain disclosures related to acquisitions and divestitures, refinancing and capital expenditures contained in this report involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements on our current expectations, assumptions and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Actual results could differ materially from those currently anticipated as a result of a number of factors, including the risks and uncertainties discussed under captions "Risk Factors" - Restructuring, Risks Associated with Acquisitions and the New York Stock Exchange Listing set forth in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements.

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

                                     PART II
                                OTHER INFORMATION



Items 1, 2, 3 & 5 - None

Item 4 -  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 11, 2000 to consider and take action on the following:

           1. Election of three directors.

           2. Approval of proposal to declassify the Company's Board of Directors.

The items listed above are discussed in detail in the Company's Proxy Statement filed on April 12, 2000. The voting results for each of these items are as follows:

1. Election of directors:
                                            Votes For           Withheld
                                            ---------           --------
           O. Gordon Brewer, Jr.            5,868,446           320,100
           Stewart A. Bliss                 5,876,046           312,500
           Arnold S. Hoffman                5,877,921           310,625

                                     Votes            Votes
                                      For            Against           Abstain
                                     -----           -------           -------

2. Approval of the Proposal to
   Declassify the Company's
   Board of Directors.             1,627,277        2,781,499            --

Item 6 - Exhibits and Reports on Form 8-K

A Current Report on Form 8-K was filed on March 17, 2000 reporting a disposition under Item 2 of Form 8-K.

A Current Report on Form 8-K was filed on April 24, 2000 reporting an acquisition and a disposition under Item 2 of Form 8-K.

A Current Report on Amendment No. 1 to Form 8-K originally filed on April 24, 2000 was filed on May 11, 2000 under Item 7 of Form 8-KA including the December 31, 1999 audited financial statements of Axxess Technologies, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 SUNSOURCE INC.

















/s/ Joseph M. Corvino                               /s/ Edward L. Tofani
--------------------------                          ---------------------------
Joseph M. Corvino                                   Edward L. Tofani
Vice President - Finance                            Controller
(Chief Financial Officer)                           (Chief Accounting Officer)




DATE:  May 15, 2000