Form 10-Q
period 2000-06-30
SUNSOURCE INC
filed 2000-08-14
CIK 1029831

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934





For the quarterly period ended June 30, 2000

Commission file number 1-13293


                                 SunSource Inc.
  ----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                        23-2874736
-------------------------------                       -------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

       3000 One Logan Square
       Philadelphia, Pennsylvania                            19103
----------------------------------------              ------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  (215) 282-1290


Securities registered pursuant to Section 12(b) of the Act:

      Title of Class                  Name of Each Exchange on Which Registered
      --------------                  -----------------------------------------
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
  YES   X       NO
      -----        ----

On August 14, 2000 there were 6,865,678 Common Shares outstanding.

                         SUNSOURCE INC. AND SUBSIDIARIES

                                      INDEX




PART I.  FINANCIAL INFORMATION                                           PAGE(S)


Item 1.     Consolidated Financial Statements

                     Consolidated Balance Sheets as of June 30, 2000 (Unaudited), December 31, 1999 and June 30, 1999
                     (Unaudited)                                              3

                     Consolidated Statements of Operations for
                     the Three Months ended June 30, 2000 and 1999
                     (Unaudited)                                              4

                     Consolidated Statements of Operations for
                     the Six Months ended June 30, 2000 and 1999
                     (Unaudited)                                              5

                     Consolidated Statements of Cash Flows
                     for the Three Months ended June 30, 2000 and 1999
                     (Unaudited)                                              6

                     Consolidated Statements of Cash Flows
                     for the Six Months ended June 30, 2000 and 1999
                     (Unaudited)                                              7

                     Consolidated Statement of Changes in Stockholders'
                     Equity for the Six Months ended June 30, 2000
                     (Unaudited)                                              8

                     Notes to Consolidated Financial Statements
                     (Unaudited)                                           9-15

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           16-25


PART II.    OTHER INFORMATION                                                26




SIGNATURES                                                                   27

                         SUNSOURCE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                                   June 30,                         June 30,
                                                                                     2000        December 31,         1999
                                               ASSETS                            (Unaudited)         1999          (Unaudited)
                                                                                 ------------    ------------     -------------
Current assets:
  Cash and cash equivalents                                                          $ 2,002         $ 5,186           $ 2,884
  Accounts receivable, net                                                            65,053          65,141            86,169
  Inventories                                                                         82,838          92,691           106,319
  Deferred income taxes                                                               10,476          10,218            14,726
  Net assets held for sale                                                                 -          35,249            55,802
  Income taxes receivable                                                              9,423           8,561             2,500
  Other current assets                                                                 3,186           5,226             3,883
                                                                                ------------    ------------     -------------
      Total current assets                                                           172,978         222,272           272,283
Property and equipment, net                                                           59,738          17,282            18,828
Goodwill and other intangibles                                                        80,561          52,404            54,484
Deferred financing fees                                                                4,694           3,493               420
Deferred income taxes                                                                  3,755           5,865             4,435
Cash surrender value of life insurance policies                                       12,411          14,190            12,891
Other assets                                                                           9,274           7,511               567
                                                                                ------------    ------------     -------------
      Total assets                                                                  $343,411        $323,017         $ 363,908
                                                                                ============    ============     =============

                           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                                  $ 44,579        $ 44,358           $49,325
  Notes payable                                                                          127             376               269
  Current portion of capitalized lease obligations                                       930             923               276
  Current portion of subordinated notes                                                2,400               -                 -
  Current portion of senior debt                                                       5,000           3,750                 -
  Dividends / distributions payable                                                        -           1,019                 -
  Deferred income tax liability                                                        1,373             929               929
  Accrued expenses:
    Salaries and wages                                                                 3,962           5,343             4,986
    Income and other taxes                                                             2,629           3,299             3,671
    Accrued liabilities on discontinued operation                                      2,781           2,703                 -
    Other accrued expenses                                                            20,851          23,961            24,287
                                                                                ------------    ------------     -------------
      Total current liabilities                                                       84,632          86,661            83,743
Long term subordinated notes                                                          11,267               -                 -
Long term senior debt                                                                 12,500          17,750            60,000
Bank revolving credit                                                                 76,900         102,791            79,000
Capitalized lease obligations                                                          1,018           1,509               423
Deferred compensation                                                                 12,498          14,173            13,177
Other liabilities                                                                      2,186           2,148               851
                                                                                ------------    ------------     -------------
      Total liabilities                                                              201,001         225,032           237,194
                                                                                ------------    ------------     -------------
Guaranteed preferred beneficial interests in the
 Company's junior subordinated debentures                                            115,024         115,200           115,376
                                                                                ------------    ------------     -------------
Commitments and contingencies

Stockholders' equity (deficit):
  Preferred stock, $.01 par, 1,000,000 shares
   authorized, none issued                                                                 -               -                 -
  Common stock, $.01 par, 20,000,000 shares authorized,
   7,339,384 issued and 6,860,284 outstanding at June 30, 2000,
   7,228,556 issued and 6,749,456 outstanding at December 31, 1999
   and 7,221,259 issued and 6,742,159 outstanding at June 30, 1999                        73              72                72
  Additional paid-in capital                                                          21,854          21,342            21,287
  Retained earnings (accumulated deficit)                                             18,241         (25,297)            3,274
  Unearned compensation                                                                 (542)           (283)             (322)
  Accumulated other comprehensive income                                              (3,535)         (4,344)           (4,268)
  Treasury stock, at cost, 479,100 shares                                             (8,705)         (8,705)           (8,705)
                                                                                ------------    ------------     -------------
      Total stockholders' equity (deficit)                                            27,386         (17,215)           11,338
                                                                                ------------    ------------     -------------
      Total liabilities and stockholders'
        equity (deficit)                                                            $343,411        $323,017         $ 363,908
                                                                                ============    ============     =============

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SUNSOURCE INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                           FOR THE THREE MONTHS ENDED,
                (dollars in thousands, except for share amounts)


                                                        June 30,        June 30,
                                                          2000            1999
                                                       -----------    -----------

Net sales                                              $   127,511    $   148,252
Cost of sales                                               76,998         88,292
Cost of sales - Inventory write-down
  related to restructuring (Note 1)                           --            2,130
                                                       -----------    -----------
   Gross profit                                             50,513         57,830
                                                       -----------    -----------

Operating expenses:
  Selling, general and administrative expenses              41,968         58,970
  Depreciation                                               2,585          1,246
  Amortization                                                 968            458
                                                       -----------    -----------
   Total operating expenses                                 45,521         60,674
                                                       -----------    -----------

Restructuring charges and asset write-downs (Note 1)          --            8,118
Other income                                                   248              6
                                                       -----------    -----------

   Income (loss) from operations                             5,240        (10,956)

Interest expense, net                                        3,060          2,316
Distributions on guaranteed preferred
 beneficial interests                                        3,058          3,058
Equity in earnings of affiliate (Note 2)                       505           --
                                                       -----------    -----------
    Loss before provision (benefit)
       for income taxes                                       (373)       (16,330)

Provision (benefit) for income taxes                           134         (6,461)
                                                       -----------    -----------
    Loss before discontinued operations                       (507)        (9,869)
                                                       -----------    -----------

Discontinued operations (Note 1)
 Income from operations of discontinued Harding
  segment of $272, less income tax provision of $108          --              164
 Loss on disposal of discontinued Harding
  segment of $1,200, less income tax benefit of $721          (479)          --
                                                       -----------    -----------
    Income(loss) from discontinued operations                 (479)           164
                                                       -----------    -----------

    Net loss                                           $      (986)   $    (9,705)
                                                       ===========    ===========


Basic and diluted loss per common share:
  Loss before discontinued operations                  $     (0.07)   $     (1.46)
  Income from operations of discontinued
    Harding segment, net of income tax provision              --             0.02
  Loss on disposal of discontinued
    Harding segment, net of income tax benefit               (0.07)          --
                                                       -----------    -----------
  Net loss                                             $     (0.14)   $     (1.44)
                                                       ===========    ===========

Weighted average number of
  outstanding common shares                              6,860,036      6,742,159




           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SUNSOURCE INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                            FOR THE SIX MONTHS ENDED,
                (dollars in thousands, except for share amounts)


                                                        June 30,        June 30,
                                                          2000            1999
                                                       -----------    -----------



Net sales                                                $   250,140   $   293,102
Cost of sales                                                149,845       171,585
Cost of sales - Inventory write-down
  related to restructuring (Note 1)                             --           2,130
                                                         -----------   -----------
   Gross profit                                              100,295       119,387
                                                         -----------   -----------

Operating expenses:
  Selling, general and administrative expenses                87,592       111,925
  Depreciation                                                 3,609         2,466
  Amortization                                                 1,375           913
                                                         -----------   -----------
   Total operating expenses                                   92,576       115,304
                                                         -----------   -----------

Restructuring charges and asset write-downs (Note 1)            --           8,118
Other income                                                     339           185
                                                         -----------   -----------

   Income (loss) from operations                               8,058        (3,850)

Interest expense, net                                          5,466         4,357
Distributions on guaranteed preferred
 beneficial interests                                          6,116         6,116
Gain on contribution of subsidiaries (Note 2)                 49,115          --
Equity in earnings of affiliate (Note 2)                         954          --
                                                         -----------   -----------
    Income (loss) before provision (benefit)
      for income taxes                                        46,545       (14,323)

Provision (benefit) for income taxes                           5,364        (5,627)
                                                         -----------   -----------

    Income (loss) before discontinued operations              41,181        (8,696)
                                                         -----------   -----------

Discontinued operations (Note 1)
 Loss from operations of discontinued Harding
  segment of $174, less income tax benefit of $70               --            (104)
 Loss on disposal of discontinued Harding
  segment of $4,572, less income tax benefit of $6,929         2,357          --
                                                         -----------   -----------

    Income(loss) from discontinued operations                  2,357          (104)
                                                         -----------   -----------

    Net income (loss)                                    $    43,538   $    (8,800)
                                                         ===========   ===========


Basic and diluted income (loss) per common share:
  Income (loss) before discontinued operations           $      6.02   $     (1.29)
  Loss from operations of discontinued
    Harding segment, net of income tax benefit                  --           (0.01)
  Loss on disposal of discontinued
    Harding segment, net of income tax benefit                  0.34          --
                                                         -----------   -----------

  Net income (loss)                                      $      6.36   $     (1.30)
                                                         ===========   ===========

Weighted average number of
  outstanding common shares                                6,843,599     6,748,389



           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SUNSOURCE INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                           FOR THE THREE MONTHS ENDED,
                             (dollars in thousands)




                                                                         June 30, 2000      June 30, 1999
                                                                         -------------      -------------
Cash flows from operating activities:
  Net loss                                                                 $   (986)          $ (9,705)
  Adjustments to reconcile net loss to net cash
    provided by (used for) operating activities:
     Depreciation and amortization                                            3,553              1,704
     Restructuring charges and asset write-downs                               --               10,248
     Loss (income) from discontinued Harding segment before taxes             1,200               (272)
     Equity in earnings of affiliate                                           (505)              --
     Deferred income tax benefit                                               --               (3,985)
     Changes in current operating items:
        Decrease in accounts receivable                                         698              1,451
        Decrease in inventories                                               3,900                844
        Increase in income taxes receivable                                    (737)            (2,500)
        Decrease in other current assets                                      2,125              1,369
        Decrease in accounts payable                                         (6,834)            (4,843)
        Increase in other accrued liabilities                                 1,266              3,249
     Other items, net                                                            (9)               200
                                                                           --------           --------

    Net cash provided by (used for) operating activities                      3,671             (2,240)
                                                                           --------           --------

Cash flows from investing activities:
  Proceeds from sale of discontinued operation                               31,446               --
  Costs associated with sale of discontinued operation                       (1,127)              --
  Payment for acquired business                                             (87,000)              --
  Proceeds from sale of property and equipment                                  942               --
  Decrease (increase) in net assets held for sale                               559             (1,320)
  Capital expenditures                                                       (2,978)            (1,434)
  Other, net                                                                    600               (347)
                                                                           --------           --------

    Net cash used for investing activities                                  (57,558)            (3,101)
                                                                           --------           --------

Cash flows from financing activities:
  Borrowings under bank credit agreements, net                               65,835              7,420
  Repayment of subordinated notes                                            (9,600)              --
  Repayments under other credit facilities, net                                (126)              (265)
  Principal payments under capitalized lease obligations                       (230)               (94)
  Dividends / distributions to investors                                       --                 (674)
  Other financing activities                                                 (1,632)              --
                                                                           --------           --------

    Net cash provided by financing activities                                54,247              6,387
                                                                           --------           --------

Net increase in cash and cash equivalents                                       360              1,046

Cash and cash equivalents at beginning of period                              1,642              1,838
                                                                           --------           --------

Cash and cash equivalents at end of period                                 $  2,002           $  2,884
                                                                           ========           ========

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SUNSOURCE INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                            FOR THE SIX MONTHS ENDED,
                             (dollars in thousands)




                                                                         June 30, 2000      June 30, 1999
                                                                         -------------      -------------
Cash flows from operating activities:
  Net income (loss)                                                        $  43,538            $  (8,800)
  Adjustments to reconcile net income (loss) to net
    cash used for operating activities:
     Depreciation and amortization                                             4,984                3,379
     Restructuring charges and asset write-downs                                --                 10,248
     Loss from discontinued Harding segment before taxes                       4,572                  174
     Gain on contribution from subsidiaries                                  (49,115)                --
     Equity in earnings of affiliate                                            (954)                --
     Deferred income tax benefit                                                --                 (5,837)
     Changes in current operating items:
        Increase in accounts receivable                                       (8,264)              (8,930)
        Decrease (increase) in inventories                                     4,787               (6,259)
        Increase in income taxes receivable                                     (226)              (2,500)
        Decrease in other current assets                                       1,956                  818
        Decrease in accounts payable                                          (1,899)              (2,646)
        Decrease in other accrued liabilities                                 (4,950)              (2,318)
     Other items, net                                                           (930)                  51
                                                                           ---------            ---------

    Net cash used for operating activities                                    (6,501)             (22,620)
                                                                           ---------            ---------

Cash flows from investing activities:
  Proceeds from contribution of subsidiaries                                 105,000                 --
  Costs associated with contribution of subsidiaries                            (655)                --
  Proceeds from sale of discontinued operation                                31,446                 --
  Costs associated with sale of discontinued operation                        (1,127)                --
  Payment for acquired business                                              (87,000)                --
  Proceeds from sale of property and equipment                                 1,068                  138
  Decrease (increase) in net assets held for sale                                436              (13,976)
  Capital expenditures                                                        (3,569)              (3,344)
  Investment in life insurance policies                                         --                 (1,300)
  Other, net                                                                    (426)                (342)
                                                                           ---------            ---------

    Net cash provided by (used for) investing activities                      45,173              (18,824)
                                                                           ---------            ---------

Cash flows from financing activities:
  Borrowings (repayments) under bank credit agreements, net                  (29,891)              44,000
  Repayment of subordinated notes                                             (9,600)                --
  Repayments under other credit facilities, net                                 (249)                (527)
  Principal payments under capitalized lease obligations                        (484)                (143)
  Purchase of treasury stock at cost                                            --                   (325)
  Dividends / distributions to investors                                        --                 (1,350)
  Other financing activities                                                  (1,632)                --
                                                                           ---------            ---------

    Net cash (used for) provided by financing activities                     (41,856)              41,655
                                                                           ---------            ---------

Net (decrease) increase in cash and cash equivalents                          (3,184)                 211

Cash and cash equivalents at beginning of period                               5,186                2,673
                                                                           ---------            ---------

Cash and cash equivalents at end of period                                 $   2,002            $   2,884
                                                                           =========            =========



           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SUNSOURCE INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
            EQUITY FOR THE SIX MONTHS ENDED JUNE 30, 2000 (Unaudited)

                             (dollars in thousands)






                                                               (Accumulated                   Accumulated                  Total
                                                     Additional  Deficit)                       Other                 Stockholders'
                                            Common     Paid-in   Retained      Unearned     Comprehensive    Treasury   (Deficit)
                                             Stock     Capital   Earnings     Compensation     Income (1)      Stock      Equity
                                            -------- -----------------------  ------------  -------------  ----------  -------------


Beginning Balance - December 31, 1999          $ 72    $ 21,342    $(25,297)      $ (283)     $ (4,344)    $ (8,705)     $ (17,215)


  Net income                                                         43,538                                                 43,538

  Change in cumulative foreign
   translation adjustment                                                                         (686)                       (686)

                                                                                                                       ------------
  Comprehensive income                                                                                                      42,852
                                                                                                                       ------------

  Issuance of 10,828 shares of common stock
   to certain non-employee directors                         48                                                                 48

  Grant of restricted stock                       1         464                     (465)                                        -

  Amortization of stock option discount                                               40                                        40

  Amortization of vested portion of
   restricted stock                                                                  166                                       166

  Contribution of subsidiaries                                                                   1,495                       1,495

                                            -------  ---------- -----------  -----------    ----------     --------    -----------
Ending Balance - June 30, 2000                 $ 73    $ 21,854    $ 18,241       $ (542)     $ (3,535)    $ (8,705)      $ 27,386
                                            =======  ========== ===========  ===========    ==========     ========    ===========



(1) Cumulative foreign translation adjustment represents the only item of other comprehensive income.






SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SUNSOURCE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)



1.  Basis of Presentation:

The accompanying financial statements include the consolidated accounts of SunSource Inc. (the "Company" or "SunSource") and its wholly-owned subsidiaries including SunSource Technology Services Company, Inc. ("STS"), The Hillman Group, Inc. ("Hillman"), Harding Glass, Inc. ("Harding") and SunSource Capital Trust (the "Trust"). All significant intercompany balances and transactions have been eliminated. The Company is one of the leading providers of value-added services and products to retail and industrial markets in North America.

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


Discontinued Operations:

In December 1999, the Company's Board of Directors approved management's plan to dispose of the Company's Harding business. Accordingly, Harding has been accounted for as a discontinued operation and its results of operations were segregated from results of the Company's ongoing businesses including restatement of the prior periods presented. On April 13, 2000, the Company consummated the sale of Harding on which it had signed a letter of intent in January 2000. See Note 2, Contribution of Subsidiaries/Acquisitions/Divestitures.

For the year ended December 31, 1999, the Company recorded an after-tax loss of $2,188 from Harding's operations and an estimated loss on its expected disposal of $23,834 unadjusted for any potential future tax benefits. For the three months ended March 31, 2000, the Company recorded an additional loss on disposal of the discontinued Harding segment of $3,372, less an income tax benefit of $6,208. For the period of April 1 through April 12, 2000, the Company recorded an additional loss on disposal of the discontinued Harding segment of $1,200 less an income tax benefit of $721. Through June 30, 2000, the Company has recorded a loss on disposal of the discontinued Harding segment of $21,477 in the aggregate, net of tax benefits.

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                             (dollars in thousands)

1.  Basis of Presentation (continued):

Following is summary financial information for the Company's discontinued Harding operations:


                                                       1/1/00                       Three Months
                                                       Through     Year Ended           Ended
                                                       4/12/00      12/31/99           6/30/99
------------------------------------------------------------------------------------------------
Net Sales                                             $ 27,966     $ 118,282          $ 59,816
------------------------------------------------------------------------------------------------
Income (loss) from discontinued operations:
   Before income taxes                            $     --         $  (3,268)         $    (174)
   Income tax benefit                                   --             1,080                 70
   Net                                                  --            (2,188)              (104)

Loss on disposal                                    (4,572)          (23,834)                --

Income tax benefit on disposal                       6,929                --                 --
------------------------------------------------------------------ -----------------------------

Total income (loss) from
   discontinued operations                        $  2,357        $ (26,022)          $    (104)
================================================================================================

As of June 30, 2000, the Company had $2,781 in accrued liabilities reserved for the loss on disposal of the Harding segment.

         1999 Restructuring Charges and Asset Write-downs

On June 29, 1999, the Board of Directors of SunSource Inc. approved the Company's restructuring plan to reposition Technology Services and Kar Products, write-down key machines at the Hillman division, and realign corporate overhead expenses. As a result of this plan, the Company recorded a restructuring charge of $4,818, a key machine write-down of $3,300 and an inventory write-down related to restructuring of $2,130. Included in these charges and write-downs was $5,392 related to Technology Services, $1,020 related to Kar Products, $3,300 related to Hillman, and $536 related to Corporate Headquarters.

The Technology Services charge of $5,392 included termination benefits of $2,744, an inventory write-down of $2,130, other exit costs of $415 and a write-down of unamortized leasehold improvements of $103. The termination benefits of $2,744 covered approximately 94 employees. The other exit costs and write-down of unamortized leasehold improvements were related to lease buyouts and losses on the sale of owned facilities as a result of Technology Services' facilities consolidation. The inventory write-down of $2,130 was the result of a reduction in vendor lines resulting principally from the facility consolidation process.

The Kar Products charge of $1,020 was comprised solely of termination benefits for about 10 employees.

The Hillman charge of $3,300 was primarily the result of Hillman's inability to recover key machines from retailers. The $3,300 charge represented the total net book value of key machines that had been capitalized as of June 30, 1999.

The Corporate Headquarters component of the restructuring charge aggregated $536 comprised of other exit costs of $434 and termination benefits of $102 for two employees. The other exit costs included lease termination costs of $101 and unamortized leasehold improvements of $333 on certain assets.

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                             (dollars in thousands)



1.  Basis of Presentation (continued):

The Company completed the restructuring plan within six months. As of June 30, 2000, other accrued liabilities and other non-current liabilities include $861 and $64, respectively, of remaining reserves related to the restructuring charge. These reserves are primarily associated with termination benefits.

         Inventories

Inventories consisting predominantly of finished goods are valued at the lower of cost or market, cost being determined principally on the first-in, first-out method.


2.  Contribution of Subsidiaries/Acquisitions/Divestitures:

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

On April 7, 2000, the Company acquired Axxess Technologies, Inc. ("Axxess") of Tempe, Arizona through a stock merger transaction. Axxess is a manufacturer of key duplication and identification systems. The transaction was structured as a purchase of 100% of the stock of the privately held company and repayment of outstanding Axxess debt in exchange for $87,000 in cash and $23,000 in subordinated notes. In connection with the sale of Harding on April 13, 2000, the Company repaid $9,600 of these subordinated notes leaving a balance of $13,400 comprised as follows: 1) a $2,400 15% note due April 7, 2001 and 2) an $11,000 note which is payable in seven equal quarterly installments commencing the earlier of i) the first calendar quarter after payment in full of the Term Loan extended by the Company's senior lenders or ii) March 31, 2004. Interest on the $11,000 subordinated note ranges from prime plus 1% to prime plus 5% with a maximum rate at any time of 15%. The aggregate consideration for the transaction was $111,537, including $87,000 in cash, $23,000 in subordinated notes and transaction costs of $1,537, plus the assumption of certain liabilities aggregating $14,192. Axxess recorded goodwill and other intangible assets of $49,758 related to this acquisition. Axxess sales aggregated $41,159 for the six months ended June 30, 2000, and $82,132 for the year ended December 31, 1999. Axxess' results of operations are included in the results of Hillman from the date of acquisition.

On April 13, 2000, the Company sold substantially all of the assets of Harding for a cash purchase price of $31,446 plus the assumption by the buyer of certain liabilities aggregating $12,506, subject to certain post-closing adjustments.

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                             (dollars in thousands)

2.  Contribution of Subsidiaries/Acquisitions/Divestitures
(continued):

The following disclosures indicate the Company's estimate of financial results had the Axxess acquisition been consummated on January 1, 1999:

                                                               Pro forma
                                                            -----------------
                                                            Six  Months Ended
                                                           6/30/00     6/30/99
                                                           -------     -------

         Net sales                                        $269,048    $333,480
         Income (loss) before discontinued operations       41,720     (10,046)
         Net income (loss)                                  44,077     (10,150)
         Basic and diluted earnings per share:
                  Before discontinued operations             $6.10      ($1.49)
                  Net income (loss)                          $6.44      ($1.50)

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

As of June 30, 2000, the Company's Borrowing Base was $90,750 consisting of receivables and inventory balances totaling $97,955 less letter of credit commitments outstanding of $7,205. As of June 30, 2000, the Company had $13,850 available under the Revolver. The Company had $96,348 of outstanding debt at June 30, 2000, consisting of bank revolver borrowings of $76,900, outstanding Term Loan of $17,500 and capital lease obligations of $1,948. The Company and its domestic and foreign corporate subsidiaries are borrowers and guarantors ("Credit Parties") under the Credit Agreement. Each credit party assigned, pledged and granted a security interest in and to all its assets as collateral.

Accounts payable includes $7,487 representing checks issued and outstanding as of June 30, 2000, for which funds would have been drawn against the Company's revolving credit facility if they had been presented on that date.

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

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                             (dollars in thousands)

5.  Stockholders' Equity:

         Earnings per Share

The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share". SFAS 128 requires the presentation of basic and diluted earnings per share for companies with complex capital structures. Under the Company's Equity Compensation Plan, 929,500 options to purchase shares of the Company's common stock having a potentially dilutive effect on earnings per share remain outstanding to certain executives and key employees. Currently, due to market conditions, the shares granted under the plan do not have a material dilutive effect on earnings per share for the six months ended June 30, 2000.

         Common Shares Issued to Certain Non-Employee Directors

Under the Company's Stock Compensation Plan for Non-Employee Directors, certain non-employee directors were issued 10,828 Common Shares in the first six months of 2000, which results in a compensation charge of $48.

         Stock Options

On April 27, 1999, a grant of 150,000 non-qualified stock options was made to attract and retain a new Chief Executive Officer, (the "CEO Grant"). On January 26, 2000, the Compensation Committee of the Board of Directors amended the CEO Grant by reducing the number of shares from 150,000 to 50,000 and issued a grant of 100,000 shares of restricted stock. One-third of the restricted shares will vest six months from the date of grant. Vesting of the remaining two-thirds of the restricted shares will be based on achievement of certain performance goals. In the event that all or some of the performance goals are not achieved within a three-year period from the date of grant, the then remaining shares will vest on the third anniversary from their date of grant.

In May 2000, the Compensation Committee of the Board of Directors granted the following stock options under the Company's 1998 Equity Compensation Plan:

                  (1)      293,500 incentive stock options at fair market value.

                  (2) 22,500 non-qualified stock options at 85% of fair market value.

         Common Stock Dividend

On June 30, 1999, the Board of Directors of the Company suspended indefinitely the quarterly cash dividend of $.10 per common share.

6.  Segment Information:

The Company has three reportable segments which are Hillman, Technology Services and Integrated Supply-Mexico operating as SunSource Integrated Services de Mexico, S.A. DE C.V. The three segments are disaggregated based on the products and services provided, markets served, marketing strategies and delivery methods. The Company measures segment profitability and allocates corporate resources based on each segment's Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") which is defined as income from operations before depreciation and amortization. The Company also measures the segments on performance of their tangible asset base.

Following is a tabulation of segment information for the three and six months ended June 30, 2000 and 1999. Corporate information is included to reconcile segment data to the consolidated financial statements.

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                             (dollars in thousands)

6.  Segment Information (continued):

                                             For the Three Months Ended,    For the Six Months Ended,
                                            June 30, 2000  June 30, 1999    June 30, 2000 June 30,1999
                                            -------------  -------------    ------------- ------------
Gross Sales
Hillman Group                                $ 62,800       $ 41,261         $ 98,385      $ 77,180
Technology Services                            61,657         66,055          121,791       135,370
Integrated Supply - Mexico                      3,654          3,110            7,881         5,883
                                             --------       --------         --------      --------
  Consolidated sales-
    business segments                         128,111        110,426          228,057       218,433
                                             ========       ========         ========      ========

Elimination of Intersegment
 Sales
Hillman Group                                      79             -                79             -
Technology Services                               521            369            1,008           685
Integrated Supply - Mexico                          -             -                 -             -
                                             --------       --------         --------      --------
  Consolidated elimination of
  intersegment sales                              600            369            1,087           685
                                             ========       ========         ========      ========

Net Sales
Hillman Group                                  62,721         41,261           98,306        77,180
Technology Services                            61,136         65,686          120,783       134,685
Integrated Supply - Mexico                      3,654          3,110            7,881         5,883
                                             --------       --------         --------      --------
  Consolidated net sales -
  business segments                          $127,511       $110,057         $226,970      $217,748
                                             ========       ========         ========      ========

EBITDA
Hillman Group                                $ 10,258       $  4,517         $ 13,762      $  7,848
Technology Services                               207         (5,894)              17        (4,193)
Integrated Supply - Mexico                         23            101              183           118
                                             --------       --------         --------      --------
 EBITDA - business segments                  $ 10,488       $ (1,276)        $ 13,962      $  3,773
                                             ========       ========         ========      ========

Reconciliation of Segment Profit
 to Income (loss)
 Before Income Taxes
EBITDA - Business segments                   $ 10,488       $ (1,276)        $ 13,962      $  3,773
Equity in earnings of affiliate                   505              -              954            -
Corporate expenses                             (1,695)        (2,850)          (3,743)       (4,869)
EBITDA from contributed
 subsidiaries, sold business,
 and terminated contracts                          -           5,122            2,823        10,873
Restructuring charges and
 asset write-downs                                 -         (10,248)               -       (10,248)
                                             --------       --------         --------      --------
Consolidated EBITDA                             9,298         (9,252)          13,996          (471)
Depreciation                                   (2,585)        (1,246)          (3,609)       (2,466)
Amortization                                     (968)          (458)          (1,375)         (913)
Interest expense, net                          (3,060)        (2,316)          (5,466)       (4,357)
Distributions on guaranteed
 preferred beneficial interests                (3,058)        (3,058)          (6,116)       (6,116)
Gain on contribution of
 subsidiaries                                       -              -           49,115             -
                                             --------       --------         --------      --------
Income(loss) before income taxes             $   (373)      $(16,330)        $ 46,545      $(14,323)
                                             ========       ========         ========      ========



                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                             (dollars in thousands)

6.  Segment Information (continued):

The following supplemental table of segment tangible assets for ongoing operations is presented due to the increase in segment tangible assets during the six months ended June 30, 2000, which represents primarily the acquisition of Axxess which is included with the Hillman Group.


                                                                               $                %
                                         6/30/00          12/31/99         INC(DEC)         INC(DEC)
                                     ---------------   --------------   ---------------  ---------------

Hillman Group                        $       133,704   $       56,963   $       76,741        134.7%
Technology Services                           79,621           81,812           (2,191)       (2.7)%
Integrated Supply-Mexico                       5,262            5,763             (501)       (8.7)%
                                     ---------------   --------------   ---------------

  Total                              $       218,587   $      144,538   $       74,049         51.2%
                                     ===============   ==============   ===============




           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
------------------------------------------------------------------


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

Technology Services offers a full range of technology-based products and services to small, medium and large manufacturers. The Hillman Group provides small hardware and related items, keys and identification items such as tags, letters, numbers and signs, and merchandising services to retail outlets, primarily hardware stores, home centers, mass merchants and lumberyards. Integrated Supply provides major industrial manufacturing customers with comprehensive inventory management services for their maintenance, repair and operating supplies ("MRO"). Kar Products offers personalized inventory management systems of MRO products to industrial manufacturing customers and maintenance and repair facilities.

Restructuring Charges and Asset Write-downs

In the second quarter of 1999, the Company recorded $10.2 million of non-recurring restructuring charges and asset write-downs which were incurred to reposition Technology Services and Kar Products, write-down impaired assets, and realign corporate overhead expenses. Included in these charges and write-downs were $5.4 million related to Technology Services, $1.0 million related to Kar Products, $3.3 million related to Hillman, and $0.5 million related to Corporate Headquarters. The Company completed the restructuring plan within six months.

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

On April 7, 2000, the Company acquired Axxess Technologies, Inc. ("Axxess") of Tempe, Arizona through a stock merger transaction. Axxess is a manufacturer of key duplication and identification systems. The transaction was structured as a purchase of 100% of the stock of the privately held company and repayment of outstanding Axxess debt in exchange for $87 million in cash and $23 million in subordinated notes. Axxess' sales aggregated $41.2 million for the six months ended June 30, 2000, and $82.1 million for the year ended December 31, 1999. Axxess' results of operations are included in the results of Hillman from the date of acquisition.

On April 13, 2000, the Company completed the sale of its Harding Glass, Inc. ("Harding") subsidiary to VVP America which was previously announced in January 2000 with the signing of a letter of intent. The Company sold substantially all of the assets of Harding for a cash purchase price of $31.4 million plus the assumption by the buyer of certain liabilities aggregating $12.5 million, subject to certain post-closing adjustments. Proceeds from the sale of Harding were used to repay the Company's outstanding debt. Harding sales aggregated $28.0 million from January 1, 2000 through April 12, 2000, and $118.3 million for the year ended December 31, 1999.

In December 1999, the Board of Directors approved a plan to dispose of the Company's Harding business. Since December 1999, Harding has been accounted for as a discontinued operation and, accordingly, its results of operations were segregated from results of the Company's ongoing businesses including restatement of prior periods presented.

In 1999, the Company recorded a loss of $2.2 million after-tax from Harding's operations and an estimated loss on its expected disposal of $23.8 million or $3.53 per common share unadjusted for any potential future tax benefits. For the six months ended June 30, 2000, the Company recorded an additional loss on disposal of the discontinued Harding segment of $4.5 million, less an income tax benefit of $6.9 million, resulting in income from discontinued operations of $2.4 million or $.34 per common share. Through June 30, 2000, the Company has recorded a loss on the discontinued Harding segment of $21.5 million in the aggregate or $3.14 per common share, net of tax benefits.



Results of Operations
                   Segment Sales and Profitability for the Three and Six Months Ended June 30, 2000
------------------------------------------------------------------------------------------------------
                                                         (dollars in thousands)

                                                       FOR THE THREE MONTHS ENDED,
                                      ---------------------------------------------------------------
                                        June 30, 2000                   June 30, 1999
                                      -------------------------------  ------------------------------
                                                            % OF                            % OF
Sales                                     AMOUNT           TOTAL           AMOUNT          TOTAL
                                      ----------------  -------------  ---------------  -------------


Hillman Group (a)                            $ 62,721          49.2%        $  41,261          37.5%
Technology Services (b)                        61,136          47.9%           65,686          59.7%
Integrated Supply - Mexico                      3,654           2.9%            3,110           2.8%
                                             --------        -------        ---------        -------

   Consolidated net sales -
   ongoing operations                         127,511         100.0%          110,057         100.0%
Expediter Segment (c)                               -                          31,835
Integrated Supply - sold business
 and terminated contracts (d)                       -                           6,360
                                             --------                       ---------
    Consolidated Net Sales                   $127,511                       $ 148,252
                                             ========                       ==========

                                                                % OF                           % OF
Gross Profit                                                   SALES                           SALES
                                                             -------                          ------
Hillman Group (a)                            $ 35,193          56.1%        $  21,707          52.6%
Technology Services (b)                        14,580          23.8%           13,432          20.4%
Integrated Supply - Mexico                        740          20.3%              756          24.3%
                                             --------                       ---------
   Consolidated gross profit -
   ongoing operations                          50,513          39.6%           35,895          32.6%
Expediter Segment (c)                               -                          21,956
Integrated Supply - sold business
 and terminated contracts (d)                       -                           2,109
                                             --------                       ---------
     Consolidated Gross Profit
       before inventory write-down             50,513                          59,960
Inventory write-down                                -                          (2,130)
                                             --------                       ---------
     Consolidated Gross Profit               $ 50,513                       $  57,830
                                             ========                       =========

EBITDA from ongoing operations (f)
Hillman Group (a)                            $ 10,258          16.4%        $   4,517          10.9%
Technology Services (b)                           207           0.3%           (5,894)         (9.0%)
Equity in Earnings of
   Expediter Segment (e)                          505                               -
Integrated Supply - Mexico                         23           0.6%              101           3.2%
Corporate expenses                             (1,695)         (1.3%)          (2,850)         (1.9%)
                                             --------                       ---------
   Consolidated EBITDA -
   ongoing operations                           9,298           7.3%           (4,126)         (3.7%)
Expediter Segment (c)                               -                           4,701
Integrated Supply - sold business
 and terminated contracts (d)                       -                             421
                                             --------                       ---------
     Consolidated EBITDA before
       restructuring charges                    9,298                             996
Restructuring charges                               -                         (10,248)
                                             --------                       ---------
     Consolidated EBITDA                     $  9,298                       $  (9,252)
                                             ========                       =========




Results of Operations
                   Segment Sales and Profitability for the Three and Six Months Ended June 30, 2000
------------------------------------------------------------------------------------------------------------

                                                             (dollars in thousands)
                                                            FOR THE SIX MONTHS ENDED,
                                      ----------------------------------------------------------------------
                                       June 30, 2000                     June 30, 1999
                                      --------------------------------  ------------------------------------
                                                             % OF                                % OF
Sales                                      AMOUNT           TOTAL            AMOUNT             TOTAL
                                      -----------------  -------------  -----------------  -----------------


Hillman Group (a)                             $ 98,306          43.3%           $ 77,180              35.4%
Technology Services (b)                        120,783          53.2%            134,685              61.9%
Integrated Supply - Mexico                       7,881           3.5%              5,883               2.7%
                                              --------        --------          --------            --------

   Consolidated net sales -
   ongoing operations                          226,970         100.0%            217,748             100.0%
Expediter Segment (c)                           22,122                            63,068
Integrated Supply - sold business
 and terminated contracts (d)                    1,048                            12,286
                                              --------                          --------
    Consolidated Net Sales                    $250,140                          $293,102
                                              ========                          ========

                                                                 % OF                                  % OF
Gross Profit                                                    SALES                                 SALES
                                                               ------                                 -----
Hillman Group (a)                             $ 54,421          55.4%           $ 40,705              52.7%
Technology Services (b)                         29,134          24.1%             31,670              23.5%
Integrated Supply - Mexico                       1,688          21.4%              1,368              23.3%
                                              --------                          --------
   Consolidated gross profit -
   ongoing operations                           85,243          37.6%             73,743              33.9%
Expediter Segment (c)                           15,052                            43,775
Integrated Supply - sold business
 and terminated contracts (d)                        -                             3,999
                                              --------                          --------
     Consolidated Gross Profit
       before inventory write-down             100,295                           121,517
Inventory write-down                                 -                            (2,130)
                                              --------                          --------
     Consolidated Gross Profit                $100,295                          $119,387
                                              ========                          ========

EBITDA from ongoing operations (f)
Hillman Group (a)                             $ 13,762          14.0%           $  7,848              10.2%
Technology Services (b)                             17           0.0%             (4,193)             (3.1%)
Equity in Earnings of
   Expediter Segment (e)                           954                                 -
Integrated Supply - Mexico                         183           2.3%                118               2.0%
Corporate expenses                              (3,743)         (1.5%)            (4,869)             (1.7%)
                                              --------                          --------
   Consolidated EBITDA -
   ongoing operations                           11,173           4.9%             (1,096)             (0.5%)
Expediter Segment (c)                            2,823                            10,169
Integrated Supply - sold business
 and terminated contracts (d)                        -                               704
                                              --------                          --------
     Consolidated EBITDA before
       restructuring charges                    13,996                             9,777
Restructuring charges                                -                           (10,248)
                                              --------                          --------
     Consolidated EBITDA                      $ 13,996                          $   (471)
                                              ========                          ========


(a) Includes sales, gross profit and EBITDA from Axxess Technologies, Inc. which was acquired on April 7, 2000 through a stock merger transaction.

(b) Includes remaining Integrated Supply business in the U.S. as a result of customer relationships with the Technology Services Group.

(c) Represents sales, gross profit and EBITDA from the Company's Kar Products, Inc. and A & H Bolt & Nut Company Limited business (collectively, the "Expediter Segment") which was contributed on March 2, 2000 to a newly formed partnership affiliated with Glencoe Capital L.L.C.

(d) Represents sales, gross profit and EBITDA from the OEM Fastener Business, which was sold on July 1, 1999 and contracts terminated in 1999 and 2000.

(e) Represents Equity in Earnings from the Contributed Expediter Segment since March 2, 2000.

(f) "EBITDA" (earnings before interest, taxes, depreciation and amortization) is defined as income (loss) from ongoing operations before depreciation and amortization.

         Three Months Ended June 30, 2000 and 1999

Net sales from ongoing operations increased $17.5 million or 15.9% in the second quarter of 2000 to $127.5 million from $110.0 million in 1999. Sales variances by business segment are as follows:

                                                     Sales Increase (Decrease)
                                                     -------------------------
                                                   Amount               %
                                                   ------              ---
                                                (In thousands)
         Hillman Group                            $ 21,460            52.0 %
         Technology Services                        (4,550)           (6.9)%
         Integrated Supply - Mexico                    544            17.5 %
                                                 ---------
        Total Company - Ongoing Operations        $ 17,454            15.9 %
                                                 =========

Hillman's sales increased $21.5 million or 52.0% in the second quarter of 2000 to $62.7 million from $41.2 million in the second quarter of 1999 primarily as a result of the acquisition of Axxess. Technology Services' sales decreased $4.6 million or 6.9% in the second quarter of 2000 to $61.1 million from $65.7 million in 1999 as a result primarily of the restructuring of its sales force in early 1999. Integrated Supply-Mexico sales increased $0.5 million in the second quarter of 2000 from $3.1 million in the same period of 1999 as a result of the addition of a new contract since June 30, 1999.

The Company's sales backlog on a consolidated basis from ongoing operations was $52.8 million as of June 30, 2000, compared with $50.6 million at December 31, 1999, representing an increase of 4.3%.

The Company's consolidated gross margin from ongoing operations was 39.6% in the second quarter of 2000 compared with 34.9% in the second quarter of 1999 before the inventory write-down related to restructuring of $2.1 million and other inventory charges related to integration of the Technology Services divisions of $2.5 million. On a comparable basis, excluding Axxess, the consolidated gross margin from ongoing operations was 35.6% for the three months ended June 30, 2000. Hillman's gross margin improved 3.5% in the comparison period as a result of higher margin sales of keys and identification items related to the acquisition of Axxess. Technology Services' gross margin was 23.8% in the second quarter of 2000 compared with 24.3% before the aforementioned charges in the second quarter of 1999 primarily as a result of a change in sales mix. The Integrated Supply-Mexico segment's gross margin decreased 4.0% in the second quarter of 2000 resulting mainly from increased activity from lower margin customer contracts.

The Company's selling, general and administrative expenses ("S,G&A") from ongoing operations on a comparable basis (excluding Axxess, restructuring charges of $8.1 million and non-recurring charges related to integration of the Technology Services business of $1.9 million)decreased $3.6 million from $38.1 million in the second quarter of 1999 to $34.5 million in the second quarter of 2000. Selling expenses on a comparable basis, excluding Axxess, decreased $1.5 million primarily as a result of reduced sales commissions at the existing Hillman business and cost savings at STS associated with the June 1999 restructuring plan. Warehouse and delivery expenses on a comparable basis, excluding Axxess, increased $0.5 million as a result primarily of facility reorganization costs at STS. General and administrative expenses on a comparable basis, excluding Axxess, decreased by $2.6 million as a result of headcount reductions associated with the June 1999 restructuring plan at STS and reduced corporate overhead expenses.

Total S,G&A expenses from ongoing operations on a comparable basis excluding Axxess as a percentage of sales compared with the second quarter 1999 are as follows:

                                                Three Months ended June 30,
         As of a % of Sales                         2000           1999
         ------------------                         ----           ----
         Selling Expenses                           17.2%          18.0%
         Warehouse and Delivery Expenses             7.4%           6.7%
         General and Administrative Expenses         7.8%           9.9%
                                                    -----          -----
                  Total S,G&A Expenses              32.4%          34.6%
                                                   ======          =====


EBITDA from ongoing operations after corporate expenses for the second quarter of 2000 was $9.3 million compared with $0.3 million excluding restructuring charges of $10.2 million, and other non-recurring charges related to the integration of STS of $4.4 million.

The Company's consolidated operating profit margin (EBITDA as a percentage of sales) after corporate expenses increased to 7.3% in the second quarter of 2000 compared with 0.3% in the second quarter of 1999 (excluding the non-recurring charges noted above). Hillman's operating profit margin increased to 16.4% in the second quarter of 2000 compared with 10.9% primarily as a result of the acquisition of Axxess and operational efficiencies. STS' operating profit margin increased to 0.3% compared with an operating loss of 2.2% before the aforementioned charges in the second quarter of 1999 as a result of cost savings associated with the June 1999 restructuring plan. Integrated Supply-Mexico segment's operating profit margin decreased to 0.6% from 3.2% as a result of deceased profit margins associated with new customer contracts.

Depreciation expense for ongoing operations increased $1.7 million to $2.6 million in the second quarter of 2000 from $0.9 million in the same quarter of 1999 primarily as a result of the acquisition of Axxess.

Amortization expenses for ongoing operations increased $0.7 million to $1.0 million as a result of the acquisition of Axxess.

Interest expense, net increased $0.7 million in the second quarter of 2000 from $2.3 million in the second quarter of 1999 due primarily to the acquisition of Axxess, an increase in interest rates since the second quarter of 1999 and amortization of deferred financing fees related to the Company's December 1999 debt refinancing.

The Company pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.2 million per annum in the aggregate. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. For the three months ended June 30, 2000 and 1999, the Company paid $3.1 million in interest on the Junior Subordinated Debentures, equivalent to the amounts distributed by the Trust on the Trust Preferred Securities.

The Company is subject to federal, state and local income taxes on its domestic operations and foreign income taxes on its Canadian and Mexican operations as accounted for in accordance with Statement of Financial Accounting Standard ("SFAS") 109, "Accounting for Income Taxes". Deferred income taxes represent differences between the financial statement and tax bases of assets and liabilities as classified on the Company's balance sheet. The Company recorded a provision for income taxes of $0.1 million on a loss before provision for income taxes of $0.4 million in the second quarter of 2000 primarily as a result of non-deductible items related to the acquisition of Axxess. The effective income tax rate in the 1999 comparison period was 39.6%.

         Six Months Ended June 30, 2000 and 1999

Net sales from ongoing operations increased $9.2 million or 4.2% in the first six months of 2000 to $226.9 million from $217.7 million in 1999. Sales variances by business segment are as follows:

                                                     Sales Increase (Decrease)
                                                     -------------------------
                                                   Amount               %
                                                   ------              ---
                                                (In thousands)


         Hillman Group                           $ 21,126             27.4 %
         Technology Services                      (13,902)           (10.3)%
         Integrated Supply - Mexico                 1,998             34.0 %
                                                 ---------
        Total Company - Ongoing Operations       $  9,222              4.2 %
                                                 =========

Hillman's sales increased $21.1 million or 27.4% in the first half of 2000 to $98.3 million from $77.2 million in the first half of 1999 primarily due to the acquisition of Axxess. Technology Services' sales decreased $13.9 million or 10.3% in the first six months of 2000 to $120.8 million from $134.7 million in 1999 as a result primarily of the restructuring of its sales force in early 1999. Integrated Supply-Mexico sales increased $2.0 million in the first half of 2000 from $5.9 million in the same period of 1999 as a result of the addition of one new contract since June 30, 1999.

The Company's consolidated gross margin from ongoing operations was 37.6% in the first half of 2000 compared with 35.2% in the first half of 1999 before the inventory write-down related to restructuring of $2.1 million and charges related to integration of the Technology Services divisions of $2.8 million. On a comparable basis, excluding Axxess, the consolidated gross margin from ongoing operations was 35.2% for the six months ended June 30, 2000. Hillman's gross margin increased 2.7% in the comparison period as a result of higher margin sales of keys, and identification items related to the acquisition of Axxess. Technology Services' gross margin was 24.1% in the first half of 2000 compared with 25.6% in the first half of 1999 before the aforementioned charges primarily as a result of a change in sales mix. The Integrated Supply - Mexico segment's gross margin decreased 1.9% in the first half of 2000 resulting mainly from increased activity from lower-margin customer contracts.

The Company's S,G&A expenses from ongoing operations on a comparable basis (excluding Axxess, restructuring charges of $8.1 million and non-recurring charges related to integration of the Technology Services business of $2.6 million) decreased $4.5 million from $72.3 million to $67.8 million for the six months ended June 30, 2000. Selling expenses on a comparable basis, excluding Axxess, decreased by $2.2 million primarily as a result of cost savings at STS associated with the June 1999 restructuring plan. Warehouse and delivery expenses increased $1.0 million as a result primarily of facility reorganization costs at STS. General and administrative expenses on a comparable basis excluding Axxess decreased by $3.3 million as a result of headcount reductions associated with the June 1999 restructuring plan at STS and reduced corporate overhead expenses.

Total S,G&A expenses from ongoing operations on a comparable basis excluding Axxess as a percentage of sales compared with the first half 1999 are as follows:

                                                  Six Months ended June 30,
         As of a % of Sales                        2000               1999
         ------------------                        ----               ----
         Selling Expenses                          17.5%              17.5%
         Warehouse and Delivery Expenses            7.5%               6.6%
         General and Administrative Expenses        8.0%               9.1%
                                                   -----              -----
                  Total S,G&A Expenses             33.0%              33.2%
                                                  ======              =====

EBITDA from ongoing operations after corporate expenses for the first six months of 2000 was $11.2 million compared with $4.4 million excluding restructuring charges of $10.2 million and the aforementioned charges related to the integration of STS of $5.4 million.

The Company's consolidated operating profit margin (EBITDA as a percentage of sales) after corporate expenses increased to 4.9% in the first half of 2000 compared with 2.0% in the first half of 1999, excluding the aforementioned non-recurring charges. Hillman's operating profit margin increased to 14.0% in the first half of 2000 compared with 10.2% in the first half of 1999 primarily as a result of the acquisition of Axxess and operational efficiencies. STS' operating profit margin was breakeven in the first six months of 2000 compared with 0.9% before the aforementioned charges in the first half of 1999 resulting from integration and consolidation activities in the STS operation. Integrated Supply- Mexico segment's operating profit margin increased to 2.3% from 2.0% as a result of increased sales from a new account.

Depreciation expense for ongoing operations increased $1.6 million to $3.4 million in the first half of 2000 from $1.8 million in the same period of 1999 primarily as a result of the acquisition of Axxess.

Amortization expenses for ongoing operations increased $0.7 million to $1.3 million as a result of the acquisition of Axxess.

Interest expense, net increased $1.1 million in the first half of 2000 from $4.4 million in the first half of 1999 due primarily to the acquisition of Axxess, an increase in interest rates since the first half of 1999 and amortization of deferred financing fees related to the Company's December 1999 debt refinancing.

For the six months ended June 30, 2000 and 1999, the Company paid $6.1 million in interest on the Junior Subordinated Debentures, equivalent to the amounts distributed by the Trust on the Trust Preferred Securities.

The Company's effective income tax rate was 11.5% in the first half of 2000 due primarily to a significant portion of the gain from the contribution of Kar being non-taxable as a result of the Company's remaining 49% ownership in G-C, offset by non-deductible items related to the acquisition of Axxess. For the first half of 1999, the Company recorded a benefit for income taxes of $5.6 million or 39.3% of the pre-tax loss of $14.3 million.

Liquidity and Capital Resources

The Company's cash position of $2.0 million as of June 30, 2000, decreased $3.2 million from the balance at December 31, 1999. Cash was provided during this period primarily from proceeds from the Kar and Harding transactions previously discussed ($105.0 million and $31.4 million, respectively). Cash was used during this period predominantly for the acquisition of Axxess Technologies ($87.0 million), repayments under the bank credit agreement ($29.9 million), repayment of a portion of the subordinated notes issued in conjunction with the Acquisition of Axxess ($9.6 million), working capital investments in operations ($6.5 million), capital expenditures ($3.6 million), and other disbursements, net ($3.0 million).

The Company's net interest coverage ratio from continuing operations for the first six months ended June 30, 2000 including Kar for the first two months of the year declined to .78X (earnings before interest, distributions on trust preferred securities and income taxes, excluding non-recurring events, over net interest expense and distributions on trust preferred securities), from 1.23X in the 1999 comparison period as a result of reduced earnings and increased interest expense.

The Company's working capital position of $88.3 million at June 30, 2000, represents a decrease of $47.3 million from the December 31, 1999 level of $135.6 million as a result of the Kar and Harding transactions, offset by the Axxess acquisition and working capital reinvestments. The Company's current ratio decreased to 2.04x at June 30, 2000 from 2.56x at December 31, 1999.

On March 2, 2000, SunSource contributed the interests in the Company's Kar Products subsidiary including its Canadian operation, to a newly formed partnership affiliated with Glencoe as previously mentioned. The Company received $105 million in cash proceeds from the transaction which were used to reduce the bank revolver borrowings. The Company also recorded a pre-tax gain of $49.1 million which has restored the Company's stockholders' equity to a significant positive position of $27.4 million at June 30, 2000, or $3.99 per common share, from its deficit balance of $17.2 million at December 31, 1999. In addition, SunSource's remaining investment in Kar of 49% allows the Company to participate in the capital appreciation of Kar in the future with Glencoe.

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

The Company further strengthened its financial position upon consummation of the sale of the Harding Glass business on April 13, 2000. The Company sold substantially all of the assets of Harding for a cash purchase price of approximately $31.4 million plus the assumption of certain liabilities aggregating $12.5 million by the buyer, subject to certain post-closing adjustments. Proceeds from the sale of Harding were used by the Company as follows: 1) a repayment of bank revolver borrowings of $15.8 million (representing primarily Harding's collateral in the borrowing base), 2) a principal repayment of the Term Loan of $4.0 million, 3) a repayment of certain Axxess subordinated notes in the amount of $9.6 million, and 4) a cash reserve of $2.0 million to support the issuance of a stand by letter of credit in the same amount provided to the purchaser of Harding.

As of June 30, 2000, the Company had $13.9 million available under its senior secured credit facilities. The Company had approximately $96.3 million of outstanding debt at June 30, 2000, consisting of a $17.5 million senior secured term loan currently at 9.5%, bank revolver borrowings totaling $76.9 million at an effective interest rate of 9.5%, and capitalized lease obligations of $1.9 million at various interest rates.

As of June 30, 2000, the Company's senior debt (including distributions payable) as a percentage of its consolidated capitalization (total debt, trust preferred securities and stockholders' equity) was approximately 38.2% compared with 56.6% at December 31, 1999 and 52.4% as of June 30, 1999. The Company's consolidated capitalization (including distributions payable) as of June 30, 2000, was approximately $252.6 million compared to $225.7 million at December 31, 1999 and $266.4 million at June 30, 1999.

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

The Company has spent $3.0 million and $3.6 million, respectively, for capital expenditures for the three and six months ended June 30, 2000, primarily for warehouse improvements, machinery and equipment, and computer hardware and software. The Company expects to spend an additional $5.7 million by December 31, 2000, for a total of $9.3 million in 2000 including $4.6 million for Axxess. The total anticipated spending of $9.3 million in 2000 represents an increase of $4.5 million compared to total year 1999 as a result of the acquisition of Axxess.

On June 30, 1999, the Board of Directors of the Company suspended indefinitely the quarterly cash dividend of $.10 per common share.

On August 6, 1998, the Company's Board of Directors authorized $15.0 million for management to repurchase up to 10% of the Company's outstanding common shares through open market transactions and private block trades dependent upon market conditions. The Company subsequently suspended the repurchase program on March 16, 1999. The Company has acquired and placed into treasury 479,100 common shares through June 30, 2000, at an average cost of $18.17 per common share.

The Company has deferred tax assets aggregating $14.2 million as of June 30, 2000, as determined in accordance with SFAS 109. Management believes that the Company's deferred tax assets will be realized through the reversal of existing temporary differences between the financial statement and tax bases, as well as through future taxable income.

Year 2000 Issue

All of the Company's operating segments successfully met the Year 2000 compliance requirement for proprietary and purchased software, and machinery and equipment utilized in the daily business process. In addition, the Company's suppliers or customers did not experience any material Year 2000 compliance-related problems of which the Company is aware.

All operating divisions continued to monitor their non-critical processing software to ensure that all non-critical programs have been successfully executed through the second quarter of 2000.

The Company's established Year 2000 compliance budget of $1.7 million, funded from operating cash flows, was adequate. In addition, the Company has not incurred any significant expenses related to the Year 2000 compliance issue during the first half of 2000.


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


Items 1 - 5 - None



Item 6 - Exhibits and Reports on Form 8-K

A Current Report on Form 8-K was filed on March 17, 2000 reporting a disposition under Item 2 of Form 8-K.

A Current Report on Form 8-K was filed on April 24, 2000 reporting an acquisition and a disposition under Item 2 of Form 8-K.

A Current Report on Amendment No. 1 to Form 8-K originally filed on April 24, 2000 was filed on May 11, 2000, under Item 7 of Form 8-A including the December 31, 1999 audited financial statements of Axxess Technologies, Inc.

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





DATE: August 14, 2000