Form 10-Q
period 2000-09-30
SUNSOURCE INC
filed 2000-11-14
CIK 1029831

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2000

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

On November 14, 2000 there were 6,873,037 Common Shares outstanding.

                         SUNSOURCE INC. AND SUBSIDIARIES

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                    PAGE(S)

Item 1.         Consolidated Financial Statements

                    Consolidated Balance Sheets as of September 30, 2000
                    (Unaudited), December 31, 1999 and September 30, 1999
                    (Unaudited)                                                       3

                    Consolidated Statements of Operations for
                    the Three Months ended September 30, 2000 and 1999
                    (Unaudited)                                                       4

                    Consolidated Statements of Operations for
                    the Nine Months ended September 30, 2000 and 1999
                    (Unaudited)                                                       5

                    Consolidated Statements of Cash Flows
                    for the Three Months ended September 30, 2000 and 1999
                    (Unaudited)                                                       6

                    Consolidated Statements of Cash Flows
                    for the Nine Months ended September 30, 2000 and 1999
                    (Unaudited)                                                       7

                    Consolidated Statement of Changes in Stockholders'
                    Equity for the Nine Months ended September 30, 2000
                    (Unaudited)                                                       8

                    Notes to Consolidated Financial Statements
                    (Unaudited)                                                      9-15

       Item 2.      Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                             16-25


PART II.          OTHER INFORMATION                                                  26



SIGNATURES                                                                           27

                         SUNSOURCE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                              September 30,                           September 30,
                                                                                  2000            December 31,            1999
                                               ASSETS                         (Unaudited)             1999             (Unaudited)
                                                                              -----------         ------------         ------------
Current assets:
  Cash and cash equivalents                                                      $ 3,736             $ 5,186              $ 4,632
  Accounts receivable, net                                                        59,480              65,141               77,886
  Inventories                                                                     82,011              92,691               96,539
  Deferred income taxes                                                           10,476              10,218               12,972
  Net assets held for sale                                                             -              35,249               56,036
  Income taxes receivable                                                         10,071               8,561                4,903
  Other current assets                                                             3,456               5,226                4,683
                                                                                --------            --------            ---------
      Total current assets                                                       169,230             222,272              257,651
Property and equipment, net                                                       59,544              17,282               15,964
Goodwill and other intangibles                                                    80,006              52,404               52,734
Deferred financing fees                                                            4,431               3,493                  388
Deferred income taxes                                                              3,791               5,865                4,257
Cash surrender value of life insurance policies                                   12,551              14,190               12,427
Other assets                                                                      10,006               7,511                  998
                                                                                --------            --------            ---------

      Total assets                                                              $339,559            $323,017            $ 344,419
                                                                                ========            ========            =========


                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                              $ 46,950            $ 44,358              $45,962
  Notes payable                                                                        -                 376                    -
  Current portion of capitalized lease obligations                                   933                 923                  305
  Dividends / distributions payable                                                1,019               1,019                    -
  Current portion of subordinated notes                                            2,400                   -                    -
  Current portion of senior debt                                                   5,000               3,750                    -
  Deferred income tax liability                                                    1,373                 929                  929
  Accrued expenses:
    Salaries and wages                                                             4,830               5,343                5,897
    Income and other taxes                                                         2,872               3,299                2,858
    Accrued liabilities on discontinued operation                                  2,837               2,703                    -
    Other accrued expenses                                                        19,059              23,961               22,517
                                                                                --------            --------            ---------
      Total current liabilities                                                   87,273              86,661               78,468
Long term subordinated notes                                                      11,562                   -                    -
Long term senior debt                                                             10,774              17,750               60,000
Bank revolving credit                                                             73,027             102,791               63,520
Capitalized lease obligations                                                        777               1,509                  412
Deferred compensation                                                             12,764              14,173               12,825
Other liabilities                                                                  1,619               2,148                2,665
                                                                                --------            --------            ---------
      Total liabilities                                                          197,796             225,032              217,890
                                                                                --------            --------            ---------

Guaranteed preferred beneficial interests in the
 Company's junior subordinated debentures                                        114,936             115,200              115,288
                                                                                --------            --------            ---------

Commitments and contingencies

Stockholders' equity (deficit):
  Preferred stock, $.01 par, 1,000,000 shares
   authorized, none issued                                                             -                   -                    -
  Common stock, $.01 par, 20,000,000 shares authorized,
   7,344,778 issued and 6,865,678 outstanding at September 30, 2000,
   7,228,556 issued and 6,749,456 outstanding at December 31, 1999
   and 7,223,382 issued and 6,744,282 outstanding at September 30, 1999               73                  72                   72
  Additional paid-in capital                                                      21,881              21,342               21,315
  Retained earnings (accumulated deficit)                                         17,293             (25,297)               3,350
  Unearned compensation                                                             (472)               (283)                (302)
  Accumulated other comprehensive income                                          (3,243)             (4,344)              (4,489)
  Treasury stock, at cost, 479,100 shares                                         (8,705)             (8,705)              (8,705)
                                                                                --------            --------            ---------
      Total stockholders' equity (deficit)                                        26,827             (17,215)              11,241
                                                                                --------            --------            ---------

      Total liabilities and stockholders'
        equity (deficit)                                                        $339,559            $323,017            $ 344,419
                                                                                ========            ========            =========


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SUNSOURCE INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                           FOR THE THREE MONTHS ENDED,
                (dollars in thousands, except for share amounts)

                                                              September 30,          September 30,
                                                                  2000                   1999
                                                              -------------          -------------
Net sales                                                       $ 119,385              $ 138,236
Cost of sales                                                      70,490                 79,662
                                                                ---------              ---------
   Gross profit                                                    48,895                 58,574
                                                                ---------              ---------

Operating expenses:
  Selling, general and administrative expenses                     40,399                 52,444
  Depreciation                                                      2,907                    902
  Amortization                                                      1,008                    444
                                                                ---------              ---------
   Total operating expenses                                        44,314                 53,790
                                                                ---------              ---------

Other income                                                           20                    410
                                                                ---------              ---------

   Income from operations                                           4,601                  5,194

Interest expense, net                                               2,956                  2,455
Distributions on guaranteed preferred
 beneficial interests                                               3,058                  3,058
Equity in earnings of affiliate (Note 3)                              525                      -
                                                                ---------              ---------
    Loss before income taxes                                         (888)                  (319)

Income tax benefit                                                   (428)                  (298)
                                                                ---------              ---------
    Loss before discontinued operations                              (460)                   (21)
                                                                ---------              ---------

Discontinued operations (Note 1)
 Income from operations of discontinued Harding
  segment of $162, less income tax of $65                               -                     97
 Loss on disposal of discontinued Harding
  segment of $750, less income tax benefit of $262                   (488)                     -
                                                                ---------              ---------
    (Loss) income from discontinued operations                       (488)                    97
                                                                ---------              ---------

    Net (loss) income                                           $    (948)             $      76
                                                                =========              =========

Basic and diluted (loss) income per common share:
  Loss before discontinued operations                           $   (0.07)             $       -
  Income from operations of discontinued
    Harding segment, net of income taxes                                -                   0.01
  Loss on disposal of discontinued
    Harding segment, net of income taxes                            (0.07)                     -
                                                                ---------              ---------
  Net (loss) income                                             $   (0.14)             $    0.01
                                                                =========              =========

Weighted average number of
  outstanding common shares                                     6,865,678              6,744,282


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SUNSOURCE INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                           FOR THE NINE MONTHS ENDED,
                (dollars in thousands, except for share amounts)

                                                                 September 30,        September 30,
                                                                      2000                1999
                                                                 -------------        -------------
Net sales                                                          $ 369,525            $ 431,338
Cost of sales                                                        220,335              251,247
Cost of sales - Inventory write-down
  related to restructuring (Note 1)                                        -                2,130
                                                                   ---------            ---------
   Gross profit                                                      149,190              177,961
                                                                   ---------            ---------

Operating expenses:
  Selling, general and administrative expenses                       127,757              164,123
  Depreciation                                                         6,516                3,368
  Amortization                                                         2,383                1,357
                                                                   ---------            ---------
   Total operating expenses                                          136,656              168,848
                                                                   ---------            ---------
Restructuring charges and asset write-downs (Note 1)                       -                8,118
Other income                                                             359                  595
                                                                   ---------            ---------

   Income from operations                                             12,893                1,590

Interest expense, net                                                  8,422                6,812
Distributions on guaranteed preferred
 beneficial interests                                                  9,174                9,174
Gain on contribution of subsidiaries (Note 3)                         49,115                    -
Equity in earnings of affiliate (Note 3)                               1,479                    -
                                                                   ---------            ---------
    Income (loss) before income taxes                                 45,891              (14,396)

Provision (benefit) for income taxes                                   5,170               (5,679)
                                                                   ---------            ---------
    Income (loss) before discontinued operations                      40,721               (8,717)
                                                                   ---------            ---------
Discontinued operations (Note 1)
 Loss from operations of discontinued Harding
  segment of $12, less income tax benefit of $5                            -                   (7)
 Loss on disposal of discontinued Harding
  segment of $5,322, less income tax benefit of $7,191                 1,869                    -
                                                                   ---------            ---------
    Income(loss) from discontinued operations                          1,869                   (7)
                                                                   ---------            ---------

    Net income (loss)                                              $  42,590            $  (8,724)
                                                                   =========            =========

Basic and diluted income (loss) per common share:
  Income (loss) before discontinued operations                     $    5.94            $   (1.29)
  Loss on disposal of discontinued
    Harding segment, net of income taxes                                0.27                    -
                                                                   ---------            ---------
  Net income (loss)                                                   $ 6.21            $   (1.29)
                                                                   =========            =========

Weighted average number of
  outstanding common shares                                        6,852,804            6,746,362


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SUNSOURCE INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                           FOR THE THREE MONTHS ENDED,
                             (dollars in thousands)

                                                                           September 30,          September 30,
                                                                                2000                  1999
                                                                           -------------          -------------
Cash flows from operating activities:
  Net (loss) income                                                           $ (948)               $     76
  Adjustments to reconcile net (loss) income to net
    cash provided by operating activities:
     Depreciation and amortization                                              3,915                  1,346
     Loss (income) from discontinued Harding segment before taxes                 750                   (162)
     Gain on sale of division                                                       -                   (365)
     Equity in earnings of affiliate                                             (525)                     -
     Deferred income taxes                                                          -                  1,932
     Changes in current operating items:
        Decrease in accounts receivable                                         5,973                  5,255
        (Increase) decrease in inventories                                       (282)                 3,812
        Increase in income taxes receivable                                      (648)                (2,403)
        Increase in other current assets                                         (270)                  (818)
        Increase (decrease) in accounts payable                                 2,371                 (1,525)
        Increase (decrease) in other accrued liabilities                          123                 (2,405)
     Other items, net                                                             842                     67
                                                                              -------               --------

    Net cash provided by operating activities                                  11,301                  4,810
                                                                              -------               --------

Cash flows from investing activities:
  Proceeds from sale of division                                                    -                  9,160
  Proceeds from sale of property and equipment                                     85                  4,950
  Capital expenditures                                                         (2,798)                  (816)
  Costs associated with sale of discontinued operation                           (373)                     -
  Increase in net assets held for sale                                           (321)                   (72)
  Other, net                                                                     (196)                  (457)
                                                                              -------               --------


    Net cash (used for) provided by investing activities                       (3,603)                12,765
                                                                              -------               --------

Cash flows from financing activities:
  Repayments under bank credit agreements, net                                 (5,599)               (15,480)
  Repayments under other credit facilities, net                                  (127)                  (269)
  Principal payments under capitalized lease obligations                         (238)                   (78)
                                                                              -------               --------

    Net cash used for financing activities                                     (5,964)               (15,827)
                                                                              -------               --------

Net increase in cash and cash equivalents                                       1,734                  1,748

Cash and cash equivalents at beginning of period                                2,002                  2,884
                                                                              -------               --------

Cash and cash equivalents at end of period                                    $ 3,736               $  4,632
                                                                              =======               ========


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SUNSOURCE INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                           FOR THE NINE MONTHS ENDED,
                             (dollars in thousands)

                                                                        September 30,         September 30,
                                                                            2000                  1999
                                                                        -------------         ------------
Cash flows from operating activities:
  Net income (loss)                                                       $ 42,590              $ (8,724)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used for) operating activities:
     Depreciation and amortization                                           8,899                 4,725
     Restructuring charges and asset write-downs                                 -                10,248
     Loss from discontinued Harding segment before taxes                     5,322                    12
     Gain on contribution from subsidiaries                                (49,115)                    -
     Gain on sale of division                                                    -                  (365)
     Equity in earnings of affiliate                                        (1,479)                    -
     Deferred income tax benefit                                                 -                (3,905)
     Changes in current operating items:
        Increase in accounts receivable                                     (2,291)               (3,675)
        Decrease (increase) in inventories                                   4,505                (2,447)
        Increase in income taxes receivable                                   (874)               (4,903)
        Decrease in other current assets                                     1,686                     -
        Increase (decrease) in accounts payable                                472                (4,171)
        Decrease in other accrued liabilities                               (4,827)               (4,723)
     Other items, net                                                          (88)                  118
                                                                          --------              --------

    Net cash provided by (used for) operating activities                     4,800               (17,810)
                                                                          --------              --------

Cash flows from investing activities:
  Proceeds from contribution of subsidiaries                               105,000                     -
  Costs associated with contribution of subsidiaries                          (655)                    -
  Proceeds from sale of discontinued operation                              31,446                     -
  Costs associated with sale of discontinued operation                      (1,500)                    -
  Proceeds from sale of division                                                 -                 9,160
  Payment for acquired business                                            (87,000)                    -
  Proceeds from sale of property and equipment                               1,153                 5,088
  Decrease (increase) in net assets held for sale                              115               (14,048)
  Capital expenditures                                                      (6,367)               (4,160)
  Investment in life insurance policies                                          -                (1,300)
  Other, net                                                                  (622)                 (799)
                                                                          --------              --------

    Net cash provided by (used for) investing activities                    41,570                (6,059)
                                                                          --------              --------

Cash flows from financing activities:
  (Repayments) borrowings under bank credit agreements, net                (35,490)               28,520
  Repayment of subordinated notes                                           (9,600)                    -
  Repayments under other credit facilities, net                               (376)                 (796)
  Principal payments under capitalized lease obligations                      (722)                 (221)
  Purchase of treasury stock at cost                                             -                  (325)
  Dividends / distributions to investors                                         -                (1,350)
  Other financing activities                                                (1,632)                    -
                                                                          --------              --------

    Net cash (used for) provided by financing activities                   (47,820)               25,828
                                                                          --------              --------

Net (decrease) increase in cash and cash equivalents                        (1,450)                1,959

Cash and cash equivalents at beginning of period                             5,186                 2,673
                                                                          --------              --------

Cash and cash equivalents at end of period                                $  3,736              $  4,632
                                                                          ========              ========

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SUNSOURCE INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
        EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER, 30, 2000 (Unaudited)

                             (dollars in thousands)

                                                                               Retained
                                                              Additional       Earnings/
                                                  Common       Paid-in       (Accumulated       Unearned
                                                   Stock       Capital         Deficit)       Compensation
                                                  ------     -----------     ------------     ------------
Beginning Balance - December 31, 1999              $ 72        $ 21,342        $(25,297)          $ (283)


  Net income                                                                     42,590

  Change in cumulative foreign
   translation adjustment


  Comprehensive income


  Issuance of 16,222 shares of common stock
   to certain non-employee directors                                 75

  Grant of restricted stock                           1             464                             (465)

  Amortization of stock option discount                                                               60

  Amortization of vested portion of
   restricted stock                                                                                  216

  Contribution of subsidiaries

                                                   ----        --------        --------           ------
Ending Balance - September 30, 2000                $ 73        $ 21,881        $ 17,293           $ (472)
                                                   ====        ========        ========           ======

[RESTUB TABLE]

                                                     Accumulated                         Total
                                                        Other                         Stockholders'
                                                    Comprehensive       Treasury       (Deficit)
                                                      Income (1)          Stock          Equity
                                                    --------------      --------      -------------

Beginning Balance - December 31, 1999                  $ (4,344)        $ (8,705)      $ (17,215)


  Net income                                                                              42,590

  Change in cumulative foreign
   translation adjustment                                  (394)                            (394)

                                                                                        --------
  Comprehensive income                                                                    42,196
                                                                                        --------

  Issuance of 16,222 shares of common stock
   to certain non-employee directors                                                          75

  Grant of restricted stock                                                                    -

  Amortization of stock option discount                                                       60

  Amortization of vested portion of
   restricted stock                                                                          216

  Contribution of subsidiaries                            1,495                            1,495

                                                       --------         --------        --------
Ending Balance - September 30, 2000                    $ (3,243)        $ (8,705)       $ 26,827
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


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SUNSOURCE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)

1.  Basis of Presentation:

The accompanying financial statements include the consolidated accounts of SunSource Inc. (the "Company" or "SunSource") and its wholly-owned subsidiaries including SunSource Technology Services Company, Inc. ("STS"), The Hillman Group, Inc. ("Hillman"), SunSub C, formerly Harding Glass, Inc. ("Harding") and SunSource Capital Trust (the "Trust"). All significant intercompany balances and transactions have been eliminated. The Company is one of the leading providers of value-added services and products to retail and industrial markets in North America.

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

Discontinued Operations:

In December 1999, the Company's Board of Directors approved management's plan to dispose of the Company's Harding business. Accordingly, Harding has been accounted for as a discontinued operation and its results of operations were segregated from results of the Company's ongoing businesses including restatement of the prior periods presented. On April 13, 2000, the Company consummated the sale of Harding on which it had signed a letter of intent in January 2000. See Note 3, Contribution of Subsidiaries/Acquisitions/Divestitures.

For the year ended December 31, 1999, the Company recorded an after-tax loss of $2,188 from Harding's operations and an estimated loss on its expected disposal of $23,834 unadjusted for any potential future tax benefits. For the three months ended September 30, 2000, the Company recorded an additional loss on disposal of the discontinued Harding segment of $750, less an income tax benefit of $262. For the nine months ended September 30, 2000, the Company recorded an additional loss on disposal of the discontinued Harding segment of $5,322 less an income tax benefit of $7,191. Through September 30, 2000, the Company has recorded a loss on disposal of the discontinued Harding segment of $21,965 in the aggregate, net of tax benefits.

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                             (dollars in thousands)

1.  Basis of Presentation (continued):

Following is summary financial information for the Company's discontinued Harding operations:

                                                   1/1/00                            Nine Months
                                                  Through          Year Ended           Ended
                                                  9/30/00           12/31/99           9/30/99
--------------------------------------------------------------------------------------------------
Net Sales                                         $ 27,966         $ 118,282         $ 90,964
--------------------------------------------------------------------------------------------------
Income (loss) from discontinued operations:
   Before income taxes                            $     --          $ (3,268)         $   (12)
   Income tax benefit                                   --             1,080                5
--------------------------------------------------------------------------------------------------
   Net                                                  --            (2,188)              (7)

Loss on disposal                                    (5,322)          (23,834)              --

Income tax benefit on disposal                       7,191                --               --
-------------------------------------------------------------------------------------------------

Total income (loss) from
   discontinued operations                        $  1,869          $(26,022)         $    (7)
==================================================================================================

As of September 30, 2000, the Company had $2,837 in accrued liabilities reserved for the loss on disposal of the Harding segment.

         1999 Restructuring Charges and Asset Write-downs

On June 29, 1999, the Board of Directors of SunSource Inc. approved the Company's restructuring plan to reposition Technology Services and Kar Products, write-down impaired assets at the Hillman division, and realign corporate overhead expenses. As a result of this plan, the Company recorded a restructuring charge of $4,818, a fixed asset write-down of $3,300 and an inventory write-down related to restructuring of $2,130. Included in these charges and write-downs was $5,392 related to Technology Services, $1,020 related to Kar Products, $3,300 related to Hillman, and $536 related to Corporate Headquarters.

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

The Hillman charge of $3,300 was primarily the result of Hillman's inability to recover key machines from retailers. The $3,300 charge represented the total net book value of key machines that had been capitalized as fixed assets at June 30, 1999.

The Corporate Headquarters component of the restructuring charge aggregated $536 comprised of other exit costs of $434 and termination benefits of $102 for two employees. The other exit costs included lease termination costs of $101 and unamortized leasehold improvements of $333 on certain assets.
                                                                   Page 10 of 27

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                             (dollars in thousands)

1.  Basis of Presentation (continued):

The Company completed the restructuring plan within six months. As of September 30, 2000, other accrued liabilities and other non-current liabilities include $522 and $29, respectively, of remaining reserves related to the restructuring charge. These reserves are primarily associated with termination benefits.

     Inventories

Inventories consisting predominantly of finished goods are valued at the lower of cost or market, cost being determined principally on the first-in, first-out method.

2.  Recent Accounting Pronouncements:

In June 1998, the Financial Accounting Standards Board ("the FASB") issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities, and requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. In June 1999, the FASB issued SFAS 137, which defers the implementation of SFAS 133. The Company will be required to implement SFAS 133 in fiscal year 2001. Management is currently assessing the impact, if any, SFAS 133 will have on the Company's financial statements.

On June 26, 2000 the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101B which extended the implementation date of SAB 101, "Revenue Recognition" to the three-month period ending December 31, 2000. SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. Management is currently assessing the impact, if any, SAB 101 will have on the Company's financial position and results of operations.

3.  Contribution of Subsidiaries/Acquisitions/Divestitures:

On March 2, 2000, the Company contributed the interests in its Kar Products, Inc. and A & H Bolt & Nut Company Limited operations (collectively, the "Kar" or "Kar Products" business) to a newly-formed partnership affiliated with Glencoe Capital, L.L.C. ("Glencoe"). Glencoe contributed cash equity to the new partnership, G-C Sun Holdings L.P. ("G-C"). The Company received $105,000 in cash proceeds from the transaction through repayment of assumed debt by G-C and retained a 49% minority ownership in G-C. Affiliates of Glencoe hold a controlling interest in G-C. SunSource recorded a pre-tax gain on the transaction of approximately $49,115 in the first quarter of 2000. Sales from Kar aggregated $22,122 from January 1, 2000 to March 2, 2000, and $124,724 for the year ended December 31, 1999. The Company accounts for its investment in the partnership under the equity method.

On April 7, 2000, the Company acquired Axxess Technologies, Inc. ("Axxess") of Tempe, Arizona through a stock merger transaction. Axxess is a manufacturer of key duplication and identification systems. The transaction was structured as a purchase of 100% of the stock of the privately held company and repayment of outstanding Axxess debt in exchange for $87,000 in cash and $23,000 in

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                             (dollars in thousands)

3.  Contribution of Subsidiaries/Acquisitions/Divestitures (continued):

subordinated notes. In connection with the sale of Harding on April 13, 2000, the Company repaid $9,600 of these subordinated notes leaving a balance of $13,400 comprised as follows: 1) a $2,400 15% note due April 7, 2001 and 2) an $11,000 note which is payable in seven equal quarterly installments commencing the earlier of i) the first calendar quarter after payment in full of the Term Loan extended by the Company's senior lenders or ii) March 31, 2004. Interest on the $11,000 subordinated note ranges from prime plus 1% to prime plus 5% with a maximum rate at any time of 15%. The aggregate consideration for the transaction was $111,537, including $87,000 in cash, $23,000 in subordinated notes and transaction costs of $1,537, plus the assumption of certain liabilities aggregating $13,924. Axxess recorded goodwill and other intangible assets of $50,265 related to this acquisition. Axxess sales aggregated $20,012 for the three months ended March 31, 2000, and $82,132 for the year ended December 31, 1999. Axxess' results of operations are included in the results of Hillman from the date of acquisition.

On April 13, 2000, the Company sold substantially all of the assets of Harding for a cash purchase price of $31,446 plus the assumption by the buyer of certain liabilities aggregating $12,574, subject to certain post-closing adjustments.

The following disclosures indicate the Company's estimate of financial results had the Axxess acquisition been consummated on January 1, 1999:

                                                                    Pro forma
                                                          -------------------------
                                                             Nine  Months Ended
                                                           9/30/00          9/30/99
                                                          --------         --------

      Net sales                                           $389,537         $495,117
      Income (loss) before discontinued operations          41,425           (9,524)
      Net income (loss)                                     43,294           (9,531)
      Basic and diluted earnings per share:
               Before discontinued operations                $6.04           ($1.41)
               Net income (loss)                             $6.31           ($1.41)

4.  Lines of Credit and Long-Term Debt:

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

As of September 30, 2000, the Company's Borrowing Base was $87,064 consisting of receivables and inventory balances totaling $94,269 less letter of credit commitments outstanding of $7,205. As of September 30, 2000, the Company had $14,037 available under the Revolver. The Company had $90,481 of outstanding debt at September 30, 2000, consisting of bank revolver borrowings of $73,027, outstanding Term Loan of $15,744 and capital lease obligations of $1,710. The Company and its domestic and foreign corporate subsidiaries are borrowers and guarantors ("Credit Parties") under the Credit Agreement. Each credit party assigned, pledged and granted a security interest in and to all its assets as collateral.

Accounts payable includes $9,172 representing checks issued and outstanding as of September 30, 2000, for which funds would have been drawn against the Company's revolving credit facility if they had been presented on that date.

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

6.  Stockholders' Equity:

     Earnings per Share

The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share". SFAS 128 requires the presentation of basic and diluted earnings per share for companies with complex capital structures. Under the Company's Equity Compensation Plan, 898,500 options to purchase shares of the Company's common stock having a potentially dilutive effect on earnings per share remain outstanding to certain executives and key employees. Currently, due to market conditions, the shares granted under the plan do not have a material dilutive effect on earnings per share for the nine months ended September 30, 2000.

         Common Shares Issued to Certain Non-Employee Directors

Under the Company's Stock Compensation Plan for Non-Employee Directors, certain non-employee directors were issued 16,222 Common Shares in the first nine months of 2000, which results in a compensation charge of $75.

         Stock Options

On April 27, 1999, a grant of 150,000 non-qualified stock options was made to attract and retain a new Chief Executive Officer, (the "CEO Grant"). On January 26, 2000, the Compensation Committee of the Board of Directors amended the CEO Grant by reducing the number of shares from 150,000 to 50,000 and issued a grant of 100,000 shares of restricted stock. One-third of the restricted shares vested six months from the date of grant. Vesting of the remaining two-thirds of the restricted shares will be based on achievement of certain performance goals. In the event that all or some of the performance goals are not achieved within a three-year period from the date of grant, the then remaining shares will vest on the third anniversary from their date of grant.

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

7.  Segment Information:

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

Following is a tabulation of segment information for the three and nine months ended September 30, 2000 and 1999. Corporate information is included to reconcile segment data to the consolidated financial statements.

                                                For the Three Months Ended,               For the Nine Months Ended,
                                         -------------------------------------        ---------------------------------
                                         Sept. 30, 2000         Sept. 30, 1999        Sept. 30, 2000     Sept. 30, 1999
                                         --------------         --------------        --------------     --------------
Net Sales
Hillman Group                                $ 61,128              $ 39,896             $159,434           $117,076
Technology Services                            54,396                60,965              175,179            195,650
Integrated Supply - Mexico                      3,861                 3,784               11,742              9,667
                                             --------               -------             --------           --------
  Consolidated net sales -
  business segments                          $119,385              $104,645             $346,355           $322,393
                                             ========              ========             ========           ========

EBITDA
Hillman Group                                $ 11,767              $  4,554             $ 25,529           $ 12,402
Technology Services                            (1,438)               (1,225)              (1,421)            (5,418)
Integrated Supply - Mexico                         33                   (23)                 216                 95
                                             --------              --------             --------           --------
 EBITDA - business segments                  $ 10,362              $  3,306             $ 24,324           $  7,079
                                             ========              =========            ========           ========

Reconciliation of Segment Profit
 to Income (loss)
 Before Income Taxes
EBITDA - Business segments                   $ 10,362              $  3,306             $ 24,324            $ 7,079
Equity in earnings of affiliate                   525                     -                1,479                  -
Corporate expenses                             (1,846)               (1,450)              (5,355)            (6,073)
EBITDA from contributed
 subsidiaries, sold business,
 and terminated contracts                           -                 4,684                2,823             15,557
Restructuring charges and
 asset write-downs                                  -                     -                    -            (10,248)
                                             ---------              -------             ---------          --------
Consolidated EBITDA                             9,041                 6,540               23,271              6,315
Depreciation                                   (2,907)                 (902)              (6,516)            (3,368)
Amortization                                   (1,008)                 (444)              (2,383)            (1,357)
Interest expense, net                          (2,956)               (2,455)              (8,422)            (6,812)
Distributions on guaranteed
 preferred beneficial interests                (3,058)               (3,058)              (9,174)            (9,174)
Gain on contribution of
 subsidiaries                                       -                     -               49,115                  -
                                             --------              --------             --------           --------
Income (loss) before income taxes            $   (888)             $   (319)            $ 45,891           $(14,396)
                                             =========             =========            ========           ========

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                             (dollars in thousands)

7.  Segment Information (continued):

The following supplemental table of segment tangible assets for ongoing operations is presented due to the increase in segment tangible assets during the nine months ended September 30, 2000, which represents primarily the acquisition of Axxess which is included with the Hillman Group.

                                                                    $                %
                                   9/30/00     12/31/99      INC(DEC)         INC(DEC)
                                 ----------   ----------   -----------     -------------
Hillman Group                    $  132,283   $   56,963   $   75,320          132.2%
Technology Services                  76,308       81,812       (5,504)         (6.7)%
Integrated Supply-Mexico              6,484        5,763           721         12.5 %
                                 ----------   ----------   -----------

  Total                          $  215,075   $  144,538   $    70,537          48.8%
                                 ==========   ==========   ===========

8.  Subsequent Events:

On October 4, 2000, the Company's Kar Products affiliate through the partnership formed with Glencoe Capital acquired all of the outstanding stock of Brampton Fastener Co. Limited, D/B/A Brafasco, based in Toronto, Canada. Brafasco is a supplier of maintenance and repair products serving primarily industrial customers. Brafasco had sales of $26,623 ($CDN) for the year ended December
31, 1999. As a result of this transaction, the Company holds a 44% ownership in the Kar Products affiliate.

On November 3, 2000, the Company's Hillman Group subsidiary purchased inventory and other assets of the Sharon-Philstone division of Pawtucket Fasteners, L.P. of Rhode Island. The Hillman Group will assume the sales and servicing of the Sharon-Philstone division, distributors of fasteners to the retail hardware marketplace with current annual sales of approximately $14,000. The purchase price was $1,870 for inventory and other assets acquired at closing and a commitment to purchase additional inventory and other assets in the amount of approximately $3,928 over the next fourteen months, subject to certain post-closing adjustments.

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

Acquisitions/Divestitures

On March 2, 2000, the Company contributed the interests in its Kar Products, Inc. and A & H Bolt & Nut Company Limited operations (collectively, the "Kar" business) to a newly-formed partnership affiliated with Glencoe Capital, L.L.C. ("Glencoe"). Glencoe contributed cash equity to the new partnership, G-C Sun Holdings L.P. ("G-C"). The Company received $105 million in cash proceeds from the transaction through repayment of assumed debt by G-C and retained a 49% minority ownership in G-C. Affiliates of Glencoe hold a controlling interest in G-C. SunSource recorded a pre- tax gain on the transaction of approximately $49.1 million in the first quarter of 2000. SunSource accounts for its investment in the partnership under the equity method.

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

On April 13, 2000, the Company completed the sale of its Harding Glass, Inc. ("Harding") subsidiary to VVP America which was previously announced in January 2000 with the signing of a letter of intent. The Company sold substantially all of the assets of Harding for a cash purchase price of $31.4 million plus the assumption by the buyer of certain liabilities aggregating $12.6 million, subject to certain post-closing adjustments. Proceeds from the sale of Harding were used to repay the Company's outstanding debt. Harding sales aggregated $28.0 million from January 1, 2000 through April 12, 2000, and $118.3 million for the year ended December 31, 1999.

In December 1999, the Board of Directors approved a plan to dispose of the Company's Harding business. Since December 1999, Harding has been accounted for as a discontinued operation and, accordingly, its results of operations were segregated from results of the Company's ongoing businesses including restatement of prior periods presented.

In 1999, the Company recorded a loss of $2.2 million after-tax from Harding's operations and an estimated loss on its expected disposal of $23.8 million or $3.53 per common share unadjusted for any potential future tax benefits. For the nine months ended September 30, 2000, the Company recorded an additional loss on disposal of the discontinued Harding segment of $5.3 million, less an income tax benefit of $7.2 million, resulting in income from discontinued operations of $1.9 million or $.27 per common share. Through September 30, 2000, the Company has recorded a loss on the discontinued Harding segment of $22.0 million in the aggregate or $3.21 per common share, net of tax benefits.

On October 4, 2000, SunSource's Kar Products affiliate, through the partnership formed with Glencoe Capital, acquired all of the outstanding stock of Brampton Fastener Co. Limited, D/B/A Brafasco, a supplier of maintenance and repair products to industrial customers based in Toronto, Canada. Brafasco had sales of $26.6 million ($CDN) for the year ended December 31, 1999. As a result of this transaction, the Company holds a 44% ownership in the Kar Products affiliate.

On November 3, 2000, the Company's Hillman Group subsidiary purchased inventory and other assets of the Sharon-Philstone division of Pawtucket Fasteners, L.P. of Rhode Island. The Hillman Group will assume the sales and servicing of the Sharon-Philstone division, distributors of fasteners to the retail hardware marketplace with current annual sales of approximately $14 million. The purchase price was $1.9 million for inventory and other assets acquired at closing and a commitment to purchase additional inventory and other assets in the amount of approximately $3.9 million over the next fourteen months, subject to certain post-closing adjustments.

Results of Operations

         Segment Sales and Profitability for the Three and Nine Months Ended September 30, 2000
---------------------------------------------------------------------------------------------------
                                                          (dollars in thousands)

                                                       FOR THE THREE MONTHS ENDED,
                                              --------------------------------------------------
                                              September 30, 2000             September 30, 1999
                                              -------------------           --------------------
                                                             % OF                          % OF
Sales                                          AMOUNT        TOTAL           AMOUNT        TOTAL
-----                                         --------       ----           --------       -----
Hillman Group (a)                             $ 61,128       51.2%          $ 39,896       38.1%
Technology Services (b)                         54,396       45.6%            60,965       58.3%
Integrated Supply - Mexico                       3,861        3.2%             3,784        3.6%
                                              --------       ----           --------       -----
   Consolidated net sales -
   ongoing operations                          119,385      100.0%           104,645      100.0%
Expediter Segment (c)                                -                        31,489
Integrated Supply - sold business
 and terminated contracts (d)                        -                         2,102
                                              --------                      --------
    Consolidated Net Sales                    $119,385                      $138,236
                                              ========                      ========

                                                             % OF                          % OF
Gross Profit                                                SALES                          SALES
                                                            -----                          -----
Hillman Group (a)                             $ 35,227       57.6%          $ 21,446       53.8%
Technology Services (b)                         12,962       23.8%            14,527       23.8%
Integrated Supply - Mexico                         706       18.3%               724       19.1%
                                              --------                      --------
   Consolidated gross profit -
   ongoing operations                           48,895       41.0%            36,697       35.1%
Expediter Segment (c)                                -                        21,648
Integrated Supply - sold business
 and terminated contracts (d)                        -                           229
                                              --------                      --------
     Consolidated Gross Profit
       before inventory write-down              48,895                        58,574
Inventory write-down                                 -                             -
                                              --------                      --------
     Consolidated Gross Profit                $ 48,895                      $ 58,574
                                              ========                      ========

EBITDA from ongoing operations (g)
Hillman Group (a)                             $ 11,767       19.2%           $ 4,554       11.4%
Technology Services (b)                         (1,438)      (2.6%)           (1,225)      (2.0%)
Equity in Earnings of
   Expediter Segment (e)                           525                             -
Integrated Supply - Mexico                          33        0.9%               (23)      (0.6%)
Corporate expenses (f)                          (1,846)      (1.5%)           (1,450)      (1.0%)
                                              --------                      --------
   Consolidated EBITDA -
   ongoing operations                            9,041        7.6%             1,856        1.8%
Expediter Segment (c)                                -                         4,841
Integrated Supply - sold business
 and terminated contracts (d)                        -                          (157)
                                              --------                      --------
     Consolidated EBITDA before
       restructuring charges                     9,041                         6,540
Restructuring charges                                -                             -
                                              --------                      --------
     Consolidated EBITDA                       $ 9,041                      $  6,540
                                              ========                      ========

[RESTUB TABLE]

                                                               FOR THE NINE MONTHS ENDED,
                                                  ---------------------------------------------------
                                                   September 30, 2000             September 30, 1999
                                                  --------------------          ---------------------
                                                                  % OF                          % OF
Sales                                              AMOUNT        TOTAL           AMOUNT         TOTAL
-----                                             ---------      -----          ---------       -----
Hillman Group (a)                                 $ 159,434       46.0%         $ 117,076       36.3%
Technology Services (b)                             175,179       50.6%           195,650       60.7%
Integrated Supply - Mexico                           11,742        3.4%             9,667        3.0%
                                                  ---------      -----          ---------       -----
   Consolidated net sales -
   ongoing operations                               346,355      100.0%           322,393      100.0%
Expediter Segment (c)                                22,122                        94,557
Integrated Supply - sold business
 and terminated contracts (d)                         1,048                        14,388
                                                  ---------                     ---------
    Consolidated Net Sales                        $ 369,525                     $ 431,338
                                                  =========                     =========
                                                                 % OF                           % OF
Gross Profit                                                     SALES                          SALES
                                                                 -----                          -----
Hillman Group (a)                                  $ 89,648       56.2%          $ 62,151       53.1%
Technology Services (b)                              42,096       24.0%            46,197       23.6%
Integrated Supply - Mexico                            2,394       20.4%             2,092       21.6%
                                                  ---------                     ---------
   Consolidated gross profit -
   ongoing operations                               134,138       38.7%           110,440       34.3%
Expediter Segment (c)                                15,052                        65,423
Integrated Supply - sold business
 and terminated contracts (d)                             -                         4,228
                                                  ---------                     ---------
     Consolidated Gross Profit
       before inventory write-down                  149,190                       180,091
Inventory write-down                                      -                        (2,130)
                                                  ---------                     ---------
     Consolidated Gross Profit                    $ 149,190                     $ 177,961
                                                  =========                     =========

EBITDA from ongoing operations (g)
Hillman Group (a)                                  $ 25,529       16.0%          $ 12,402       10.6%
Technology Services (b)                              (1,421)      (0.8%)           (5,418)      (2.8%)
Equity in Earnings of
   Expediter Segment (e)                              1,479                             -
Integrated Supply - Mexico                              216        1.8%                95        1.0%
Corporate expenses (f)                               (5,355)      (1.4%)           (6,073)      (1.4%)
                                                  ---------                     ---------
   Consolidated EBITDA -
   ongoing operations                                20,448        5.9%             1,006        0.3%
Expediter Segment (c)                                 2,823                        15,010
Integrated Supply - sold business
 and terminated contracts (d)                             -                           547
                                                  ---------                     ---------
     Consolidated EBITDA before
       restructuring charges                         23,271                        16,563
Restructuring charges                                     -                       (10,248)
                                                  ---------                     ---------
     Consolidated EBITDA                          $  23,271                     $   6,315
                                                  =========                     =========

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

(e) Represents Equity in Earnings from the Contributed Expediter Segment since March 2, 2000.

(f) Includes other income of $35 and $365 for the three months ended September 30, 2000 and 1999, respectively and $86 and $383 for the nine months ended September 30, 2000 and 1999, respectively. The other income of $365 recorded in the three months ended September 30, 1999 is related to the gain on sale of the OEM Fastener Business.

(g) "EBITDA" (earnings before interest, taxes, depreciation and amortization) is defined as income (loss) from ongoing operations before depreciation and amortization.

     Three Months Ended September 30, 2000 and 1999

Net sales from ongoing operations increased $14.7 million or 14.1% in the third quarter of 2000 to $119.4 million from $104.7 million in 1999. Sales variances by business segment are as follows:

                                                    Sales Increase (Decrease)
                                                  -----------------------------
                                                   Amount                   %
                                                  -------                ------
                                               (In thousands)
     Hillman Group                               $ 21,232                 53.2 %
     Technology Services                           (6,569)               (10.8)%
     Integrated Supply - Mexico                        77                  2.0 %
                                                 --------
     Total Company - Ongoing Operations          $ 14,740                 14.1 %
                                                 ========

Hillman's sales increased $21.2 million or 53.2% in the third quarter of 2000 to $61.1 million from $39.9 million in the third quarter of 1999 primarily as a result of the acquisition of Axxess. Technology Services' sales decreased $6.6 million or 10.8% in the third quarter of 2000 to $54.4 million from $61.0 million in 1999 as a result of soft market conditions experienced by original equipment manufacturers in certain industrial sectors in the third quarter of 2000. Integrated Supply-Mexico sales increased $0.1 million in the third quarter of 2000 from $3.8 million in the same period of 1999 as a result of the addition of a new contract.

The Company's sales backlog on a consolidated basis from ongoing operations was $46.4 million as of September 30, 2000, compared with $50.6 million at December 31, 1999, representing a decrease of 8.3%.

The Company's consolidated gross margin from ongoing operations was 41.0% in the third quarter of 2000 compared with 35.1% in the third quarter of 1999. On a comparable basis, excluding Axxess, the consolidated gross margin from ongoing operations was 36.0% for the three months ended September 30, 2000. Hillman's gross margin improved 3.8% in the comparison period as a result of higher margin sales of keys and identification items related to the acquisition of Axxess. Technology Services' gross margin of 23.8% in the third quarter of 2000 was comparable to the third quarter of 1999. The Integrated Supply-Mexico segment's gross margin decreased 0.8% in the third quarter of 2000 resulting mainly from increased activity from lower margin customer contracts.

The Company's selling, general and administrative expenses ("S,G&A") from ongoing operations on a comparable basis, excluding Axxess, decreased $2.7 million from $35.3 million in the third quarter of 1999 to $32.6 million in the third quarter of 2000. Selling expenses on a comparable basis, excluding Axxess, decreased $1.5 million primarily as a result of reduced sales commissions at the existing Hillman business and cost savings at STS associated with the September 1999 restructuring plan. Warehouse and delivery expenses on a comparable basis, excluding Axxess, decreased $0.5 million as a result primarily of reduced freight costs at Hillman. General and administrative expenses on a comparable basis, excluding Axxess, decreased by $0.7 million primarily as a result of headcount reductions associated with the September 1999 restructuring plan at STS.

Total S,G&A expenses from ongoing operations on a comparable basis, excluding Axxess, as a percentage of sales compared with the third quarter 1999 are as follows:

                                                   Three Months ended Sept.30,
                                                   ---------------------------
      As of a % of Sales                           2000                   1999
      ------------------                           ----                   ----
      Selling Expenses                             18.0%                  18.2%
      Warehouse and Delivery Expenses               7.6%                   7.5%
      General and Administrative Expenses           8.0%                   8.0%
                                                   ----                   ----
               Total S,G&A Expenses                33.6%                  33.7%
                                                   ====                   ====

EBITDA from ongoing operations after corporate expenses for the third quarter of 2000 was $9.0 million compared with $1.9 million for the same prior-year period.

The Company's consolidated operating profit margin (EBITDA as a percentage of sales) after corporate expenses increased to 7.6% in the third quarter of 2000 compared with 1.8% in the third quarter of 1999. Hillman's operating profit margin increased to 19.2% in the third quarter of 2000 compared with 11.4% primarily as a result of the acquisition of Axxess and operational efficiencies. STS had an operating loss of 2.6% compared with an operating loss of 2.0% in the third quarter of 1999 as a result of reduced sales. Integrated Supply-Mexico segment's operating profit margin increased to 0.9% from an operating loss of 0.6% as a result of increased sales and reduced operating expenses.

Depreciation expense for ongoing operations increased $2.3 million to $2.9 million in the third quarter of 2000 from $0.6 million in the same quarter of 1999 primarily as a result of the acquisition of Axxess.

Amortization expenses for ongoing operations increased $0.7 million to $1.0 million as a result of the acquisition of Axxess.

Interest expense, net for ongoing operations increased $0.5 million in the third quarter of 2000 from $2.5 million in the third quarter of 1999 due primarily to the acquisition of Axxess, and amortization of deferred financing fees related to the Company's December 1999 debt refinancing.

The Company pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.2 million per annum in the aggregate. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. For the three months ended September 30, 2000 and 1999, the Company paid $3.1 million in interest on the Junior Subordinated Debentures, equivalent to the amounts distributed by the Trust on the Trust Preferred Securities.

The Company is subject to federal, state and local income taxes on its domestic operations and foreign income taxes on its Canadian and Mexican operations as accounted for in accordance with Statement of Financial Accounting Standard ("SFAS") 109, "Accounting for Income Taxes". Deferred income taxes represent differences between the financial statement and tax bases of assets and liabilities as classified on the Company's balance sheet. Excluding non-recurring adjustments, the effective income tax rate for the third quarter of 2000 was 18.2% compared with 0.4% in the third quarter of 1999. The provisions for the third quarters of 2000 and 1999 include non-deductible goodwill and other items related to acquisition and divestiture activities which result in an efffective tax rate significantly above the Company's combined statutory tax rate of about 40%.

     Nine Months Ended September 30, 2000 and 1999

Net sales from ongoing operations increased $24.0 million or 7.4% in the first nine months of 2000 to $346.4 million from $322.4 million in 1999. Sales variances by business segment are as follows:
                                                       Sales Increase (Decrease)
                                                    ---------------------------
                                                      Amount                %
                                                     --------            ------
                                                  (In thousands)
     Hillman Group                                   $ 42,358             36.2%
     Technology Services                              (20,471)           (10.5)%
     Integrated Supply - Mexico                         2,075             21.5%
                                                     --------
       Total Company - Ongoing Operations            $ 23,962              7.4%
                                                     ========

Hillman's sales increased $42.4 million or 36.2% in the first nine months of 2000 to $159.4 million from $117.0 million in the first nine months of 1999 primarily due to the acquisition of Axxess. Technology Services' sales decreased $20.5 million or 10.5% in the first nine months of 2000 to $175.2 million from $195.7 million in 1999 as a result primarily of the restructuring of its sales force in early 1999 and soft market conditions experienced in the third quarter of 2000 discussed previously. Integrated Supply-Mexico sales increased $2.1 million in the first nine months of 2000 from $9.7 million in the same period of 1999 as a result of the addition of a new contract since September 30, 1999.

The Company's consolidated gross margin from ongoing operations was 38.7% in the first nine months of 2000 compared with 35.3% in the first nine months of 1999 before the inventory write-down related to restructuring of $2.1 million and charges related to integration of the Technology Services divisions of $3.3 million. On a comparable basis, excluding Axxess, the consolidated gross margin from ongoing operations was 35.5% for the nine months ended September 30, 2000. Hillman's gross margin increased 3.1% in the comparison period as a result of higher margin sales of keys, and identification items related to the acquisition of Axxess. Technology Services' gross margin was 24.0% in the first nine months of 2000 compared with 25.3% in the first nine months of 1999 before the aforementioned charges primarily as a result of a change in sales mix. The Integrated Supply - Mexico segment's gross margin decreased 1.2% in the first nine months of 2000 resulting mainly from increased activity from lower-margin customer contracts.

The Company's S,G&A expenses from ongoing operations on a comparable basis (excluding Axxess, restructuring charges of $8.1 million and non-recurring charges related to integration of the Technology Services business of $2.6 million) decreased $7.1 million from $107.3 million to $100.2 million for the nine months ended September 30, 2000. Selling expenses on a comparable basis, excluding Axxess, decreased by $3.3 million primarily as a result of reduced sales commissions at the existing Hillman business and cost savings at STS associated with the September 1999 restructuring plan. Warehouse and delivery expenses increased $0.4 million as a result primarily of facility reorganization costs at STS. General and administrative expenses on a comparable basis excluding Axxess decreased by $4.2 million as a result of headcount reductions associated with the September 1999 restructuring plan at STS and reduced corporate overhead expenses.

Total S,G&A expenses from ongoing operations on a comparable basis excluding Axxess as a percentage of sales compared with the first nine months of 1999 are as follows:


                                                Nine Months ended September 30,
                                                -------------------------------
     As of a % of Sales                          2000                     1999
     ------------------                          ----                     ----
     Selling Expenses                            17.7%                    17.6%
     Warehouse and Delivery Expenses              7.5%                     7.0%
     General and Administrative Expenses          7.9%                     8.7%
                                                 ----                     ----
              Total S,G&A Expenses               33.1%                    33.3%
                                                 ====                     ====

EBITDA from ongoing operations after corporate expenses for the first nine months of 2000 was $20.4 million compared with $7.0 million excluding restructuring charges of $10.2 million and the aforementioned charges related to the integration of STS of $6.0 million.

The Company's consolidated operating profit margin (EBITDA as a percentage of sales) after corporate expenses increased to 5.9% in the first nine months of 2000 compared with 2.2% in the first nine months of 1999, excluding the aforementioned non-recurring charges. Hillman's operating profit margin increased to 16.0% in the first nine months of 2000 compared with 10.6% in the first nine months of 1999 primarily as a result of the acquisition of Axxess and operational efficiencies. STS had an operating loss of 0.8% in the first nine months of 2000 compared with an operating profit margin of 0.3% before the aforementioned charges in the first nine months of 1999 resulting from integration and consolidation activities in the STS operation. Integrated Supply-Mexico segment's operating profit margin increased to 1.8% from 1.0% as a result of increased sales from a new account.

Depreciation expense for ongoing operations increased $3.9 million to $6.3 million in the first nine months of 2000 from $2.4 million in the same period of 1999 primarily as a result of the acquisition of Axxess.

Amortization expenses for ongoing operations increased $1.4 million to $2.3 million as a result of the acquisition of Axxess.

Interest expense, net increased $1.6 million in the first nine months of 2000 from $6.8 million in the first nine months of 1999 due primarily to the acquisition of Axxess, and amortization of deferred financing fees related to the Company's December 1999 debt refinancing.

For the nine months ended September 30, 2000 and 1999, the Company paid $9.2 million in interest on the Junior Subordinated Debentures, equivalent to the amounts distributed by the Trust on the Trust Preferred Securities.

The Company's effective income tax rate was 11.3% in the first nine months of 2000 due primarily to a significant portion of the gain from the contribution of Kar being non-taxable as a result of the Company's minority ownership in G-C, offset by non-deductible goodwill and other items related to acquisition activities. For the first nine months of 1999, the Company recorded a benefit for income taxes of $5.7 million or 39.4% of the pre-tax loss of $14.4 million.

Liquidity and Capital Resources

The Company's cash position of $3.7 million as of September 30, 2000, decreased $1.5 million from the balance at December 31, 1999. Cash was provided during this period primarily from proceeds from the Kar and Harding transactions previously discussed ($105.0 million and $31.4 million, respectively), and working capital reinvestment of $4.8 million. Cash was used during this period predominantly for the acquisition of Axxess Technologies ($87.0 million), repayments under the bank credit agreement ($35.5 million), repayment of a portion of the subordinated notes issued in conjunction with the Acquisition of Axxess ($9.6 million), capital expenditures ($6.4 million), and other disbursements, net ($4.2 million).

The Company's net interest coverage ratio from continuing operations for the first nine months ended September 30, 2000 including Kar for the first two months of the year declined to .82X (earnings before interest, distributions on trust preferred securities and income taxes, excluding non-recurring events, over net interest expense and distributions on trust preferred securities), from 1.18X in the 1999 comparison period as a result of reduced earnings and increased interest expense.

The Company's working capital position of $82.0 million at September 30, 2000, represents a decrease of $53.6 million from the December 31, 1999 level of $135.6 million as a result of the Kar and Harding transactions, offset by the Axxess acquisition and working capital reinvestments. The Company's current ratio decreased to 1.94x at September 30, 2000 from 2.56x at December 31, 1999.

On March 2, 2000, SunSource contributed the interests in the Company's Kar Products subsidiary including its Canadian operation, to a newly formed partnership affiliated with Glencoe as previously mentioned. The Company received $105 million in cash proceeds from the transaction which were used to reduce the bank revolver borrowings. The Company also recorded a pre-tax gain of $49.1 million which has restored the Company's stockholders' equity to a significant positive position of $26.8 million at September 30, 2000, or $3.91 per common share, from its deficit balance of $17.2 million at December 31, 1999. In addition, SunSource's remaining minority investment in Kar allows the Company to participate in the capital appreciation of Kar in the future with Glencoe.

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

The Company further strengthened its financial position upon consummation of the sale of the Harding Glass business on April 13, 2000. The Company sold substantially all of the assets of Harding for a cash purchase price of approximately $31.4 million plus the assumption of certain liabilities aggregating $12.6 million by the buyer, subject to certain post-closing adjustments. Proceeds from the sale of Harding were used by the Company as follows: 1) a repayment of bank revolver borrowings of $15.8 million (representing primarily Harding's collateral in the borrowing base), 2) a principal repayment of the Term Loan of $4.0 million, 3) a repayment of certain Axxess subordinated notes in the amount of $9.6 million, and 4) a cash reserve of $2.0 million to support the issuance of a stand by letter of credit in the same amount provided to the purchaser of Harding.

As of September 30, 2000, the Company had $14.0 million available under its senior secured credit facilities. The Company had approximately $90.5 million of outstanding debt at September 30, 2000, consisting of a $15.8 million senior secured term loan currently at 9.5%, bank revolver borrowings totaling $73.0 million at an effective interest rate of 9.5%, and capitalized lease obligations of $1.7 million at various interest rates.

As of September 30, 2000, the Company's senior debt (including distributions payable) as a percentage of its consolidated capitalization (total debt, trust preferred securities and stockholders' equity) was approximately 37.0% compared with 56.6% at December 31, 1999 and 49.5% as of September 30, 1999. The Company's consolidated capitalization (including distributions payable) as of September 30, 2000, was approximately $247.3 million compared to $225.7 million at December 31, 1999 and $250.8 million at September 30, 1999.

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

The Company has spent $2.8 million and $6.4 million, respectively, for capital expenditures for the three and nine months ended September 30, 2000, primarily for warehouse improvements, machinery and equipment, and computer hardware and software. The Company expects to spend an additional $2.9 million by December 31, 2000, for a total of $9.3 million in 2000 including $2.2 million for Axxess. The total anticipated spending of $9.3 million in 2000 represents an increase of $4.5 million compared to total year 1999 as a result of the acquisition of Axxess.

On June 30, 1999, the Board of Directors of the Company suspended indefinitely the quarterly cash dividend of $.10 per common share.

On August 6, 1998, the Company's Board of Directors authorized $15.0 million for management to repurchase up to 10% of the Company's outstanding common shares through open market transactions and private block trades dependent upon market conditions. The Company subsequently suspended the repurchase program on March 16, 1999. The Company has acquired and placed into treasury 479,100 common shares through September 30, 2000, at an average cost of $18.17 per common share.

The Company has deferred tax assets aggregating $14.3 million as of September 30, 2000, as determined in accordance with SFAS 109. Management believes that the Company's deferred tax assets will be realized through the reversal of existing temporary differences between the financial statement and tax bases, as well as through future taxable income.

Year 2000 Issue

All of the Company's operating segments successfully met the Year 2000 compliance requirement for proprietary and purchased software, and machinery and equipment utilized in the daily business process. In addition, the Company's suppliers or customers did not experience any material Year 2000 compliance-related problems of which the Company is aware.

All operating divisions continued to monitor their non-critical processing software to ensure that all non-critical programs have been successfully executed through the third quarter of 2000.

The Company's established Year 2000 compliance budget of $1.7 million, funded from operating cash flows, was adequate. In addition, the Company has not incurred any significant expenses related to the Year 2000 compliance issue during the first nine months of 2000.

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

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("the FASB") issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities, and requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. In June 1999, the FASB issued SFAS 137, which defers the implementation of SFAS 133. The Company will be required to implement SFAS 133 in fiscal year 2001. Management is currently assessing the impact, if any, SFAS 133 will have on the Company's financial statements.

On June 26, 2000 the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101B which extended the implementation date of SAB 101, "Revenue Recognition" to the three-month period ending December 31, 2000. SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. Management is currently assessing the impact, if any, SAB 101 will have on the Company's financial position and results of operations.

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

In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "continue" or the negative of such terms or other similar expressions. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Report might not occur.
                                                                   Page 25 of 27

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



DATE: November 14, 2000