Form 10-K
period 2000-12-31
SUNSOURCE INC
filed 2001-04-02
CIK 1029831

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

The aggregate market value of the Common Shares held by non-affiliates of the registrant on March 26, 2001 was $20,255,920. On March 26, 2001 there were 6,882,409 Common Shares outstanding.

Documents Incorporated by Reference: Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 2, 2000 are incorporated by reference in Part III of this Form 10-K.

                                     PART I

Item I - Business.

General

SunSource Inc., a Delaware corporation (the "Company" or "SunSource"), is one of the largest providers of value-added services and products to retail and industrial markets in North America. The Company currently operates through indirect wholly-owned subsidiaries in two business segments which are: (1) The Hillman Group, Inc. ("Hillman" or the "Hillman Group"); and (2) Technology Services, operating as SunSource Technology Services, Inc. ("STS"). These operating units represent businesses within the distribution industry which are characterized by a potential for value-added services, economies of scale and opportunities for further consolidation. Also, the Company has an investment in an affiliate, G-C Sun Holdings, L.P., operating as Kar Products.

In December 2000, the Board of Directors approved a plan to liquidate the Company's Integrated Supply - Mexico business segment (the "Mexican segment"). The Mexican segment has been accounted for as a discontinued operation and, accordingly, its results of operations were segregated from the results of the Company's ongoing businesses including restatement of prior periods presented. SunSource expects to complete disposal of the Mexican business segment by June 30, 2001.

On March 2, 2000, the Company contributed its Kar Products operations to a newly formed partnership affiliated with Glencoe Capital L.L.C. ("Glencoe"). Glencoe contributed cash equity to the new partnership in exchange for a 51% controlling interest with the remaining 49% interest retained by SunSource. The Company received $105 million in cash proceeds from the transaction through repayment of assumed debt by the new partnership, G-C Sun Holdings L.P. ("G-C"). On October 4, 2000, G-C acquired all of the outstanding stock of Brampton Fastener Co. Limited (d/b/a Brafasco). As a result of this transaction, the Company holds a 44% ownership in G-C. The Company accounts for its investment in G-C in accordance with the equity method. Kar Products distributes maintenance, repair and operating ("MRO") parts and supplies and offers customized inventory management services to commercial and industrial customers of all sizes in the U.S. and Canada.

On April 7, 2000, the Company acquired Axxess Technologies, Inc. ("Axxess" or "Axxess Technologies") of Tempe, Arizona through a stock merger transaction. Axxess is a manufacturer and distributor of key duplication and identification systems. The transaction was structured as a purchase of 100% of the stock of the privately held company and repayment of outstanding Axxess debt in exchange for $87 million in cash and $23 million in subordinated notes. Axxess Technologies' sales aggregated $20.0 million for the three months ended March 31, 2000, and $82.1 million for the year ended December 31, 1999. The results of operations for Axxess are included in the results of the Hillman Group from the date of acquisition.

On April 13, 2000, the Company sold substantially all of the assets of its Harding Glass, Inc. ("Harding") subsidiary to VVP America for a cash purchase price of $30.6 million plus the assumption by the buyer of certain liabilities aggregating $12.6 million, subject to certain post-closing adjustments. Proceeds from the sale of Harding were used to repay the Company's outstanding debt. Harding sales aggregated $28.0 million from January 1, 2000 through April 12, 2000, and $118.3 million for the year ended December 31, 1999.

A plan to dispose of the Company's Harding Glass business was approved by the Board of Directors in December 1999. From December 1999 through the date of sale, Harding was accounted for as a discontinued operation and, accordingly, its results of operations were segregated from results of the Company's ongoing businesses including restatement of prior periods presented.

Hillman Group. The Hillman Group, with pro forma sales of $232 million in 2000, including Axxess Technologies sells to hardware stores, home centers, mass merchants, pet suppliers, and other retail outlets principally in the U.S., Canada, Mexico and South America. Their product line includes thousands of small parts such as fasteners and related hardware items, keys and accessories, and identification items, such as, tags and letters, numbers, and signs. Services offered include design and installation of merchandising systems and maintenance of appropriate in-store inventory levels.

Technology Services (STS). Technology Services, with sales of $225 million in 2000 is a leading provider of systems and parts and engineering services for hydraulic, pneumatic, electronic and related systems to major industrial concerns, as well as small and medium-size businesses throughout the U.S. and Canada. Technology Services provides engineering and design of both products and processes and the assembly and repair of complex systems, which enable its customers to outsource engineering and other functions previously performed in-house.

The Company's current organization including its principal subsidiaries and affiliate is as follows:

                                            Principal             Year Acquired/
Subsidiaries:                                Location                 Organized
-------------                               ----------            --------------
 - The Hillman Group, Inc.                  Cincinnati, OH             1982

 - SunSource Technology Services, Inc.      Chicago, IL            1976-1991 (1)

 - SunSource Corporate Group, Inc.          Philadelphia, PA           1975

Affiliate:
----------
 - G-C Sun Holdings, L.P.                   Chicago, IL                2000

(1) Consists of various companies acquired from 1976 through 1991.

Industry Overview

The Company operates in large, fragmented industries characterized by multiple channels of supply. These channels of supply are currently experiencing significant changes driven by the widespread availability of management information systems. With better information, manufacturers, distributors and customers are all able to track their expenses, investments and returns on investments more accurately. The distribution industry is driven by the following trends which are rendering the traditional producer-controlled channels vulnerable to being replaced by new channels organized around customer requirements and value-added services:

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

The Company's Hillman Group focuses on the retail sector, delivering merchandising systems, point-of-sale displays, product support and sales installation services through its nationwide field service force. Technology Services through its applications engineers and technical support personnel provides customized solutions to complex problems encountered by its customers. The Company believes that its Technology Services business differentiates itself from other industrial distributors by providing superior technical and problem-solving capabilities in addition to an extensive product offering and broad array of related services, such as engineering design and integrated supply arrangements.

As a result of the impact of e-commerce, the industrial distribution industry will experience changing channels of distribution. It is SunSource's opinion that distributors will capture the vast majority of industrial supply sales transacted through the internet as a result of their market and product knowledge and services, including fulfillment capabilities. A number of new business-to-business companies forming electronic marketplaces have emerged as intermediaries in the industrial channel. However, most are dependent on existing distributors for fulfillment of transactions negotiated through these exchanges. To survive and prosper in this evolving channel, SunSource believes that the critical requirements for success among existing distributors will be market knowledge and value-added services including superior support and fulfillment capabilities.


Risk Factors

         Restructuring

In December 1996, the Company announced a three-year restructuring plan to integrate and consolidate the sales, distribution, finance and administrative operations of its six domestic Technology Services divisions (hydraulic and pneumatic distributors that were acquired by the Company between 1976 and 1991).

Technology Services has experienced a reduction of nearly $100 million in revenues since 1998 principally as a result of implementation problems with its integration plan resulting in a loss of $11.8 million in 1999 and $5.6 million in 2000 from earnings before interest, taxes, depreciation and amortization and non-recurring items.

In June 1999, as a result of existing business conditions in Technology Services, the Company announced additional steps to further reduce STS' workforce, reduce inventories and implement corrective actions.

In December 2000, STS enacted plans to lower its break-even point to a $225 million annual sales level as a result of soft market conditions in the industrial sector in the last six months of 2000 and the expectation of economic instability continuing into 2001.

The restructuring activities have resulted in consolidation of the sales organizations, finance, information systems, distribution networks and administrative responsibilities for the Technology Services group.

Integration of the Technology Services divisions could have an adverse impact on the Company's ability to restore profitability in STS. There can be no assurance that the Company's restructuring plans will be successful or that profitability in STS will be restored to historical levels.

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

         Risks Associated with Acquisitions

An element of the Company's future growth strategy is to pursue selected acquisitions that either expand or complement its businesses in new or existing markets. However, there can be no assurance that the Company will be able to identify or acquire acceptable acquisition candidates on terms favorable to the Company and in a timely manner to the extent necessary to fulfill the Company's growth strategy. Future acquisitions may be financed through the issuance of Common Stock, which may be dilutive to the Company's stockholders, or through the incurrence of additional indebtedness. Furthermore, there can be no assurance that competition for acquisition candidates will not escalate, thereby increasing the costs of acquisitions. The process of integrating acquired businesses into the Company's operations may result in unforeseen difficulties and may require a disproportionate amount of resources and management's attention, and there can be no assurance that the Company will be able to successfully integrate acquired businesses into its operations. The failure to complete or successfully integrate prospective acquisitions may have an adverse impact on the Company's growth strategy.

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

The Company developed business plans for the fiscal years 2000 and 2001 which were presented to and accepted by the NYSE in January 2000.

While the Company will undertake to maintain its NYSE listing, there can be no assurance that the Company will be successful in implementing the business plans submitted to the Exchange and achieve compliance with the required listing standards or that the NYSE will continue to list the Company's Common Stock on the Exchange.

Segment Information

Refer to Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 21 to Consolidated Financial Statements for Segment financial data for the three years ended December 31, 2000.

The Hillman Group

The Hillman Group, Inc. or Hillman with annualized sales of $232 million includes Axxess Technologies, which was acquired by the Company on April 7, 2000. The results of Axxess are included in the results of the Hillman Group from the date of acquisition.

Hillman believes that it is the leading provider of fasteners and related small hardware items, including keys and related accessories, and identification items, such as, tags and letters, numbers and signs ("LNS") to retail outlets in North America. Retail outlets served by Hillman are hardware stores, home centers, mass merchants, pet suppliers, grocery stores and drug stores. Through its field sales and service organization, Hillman complements its extensive product selection with value-added services for the retailer.

Sales and service representatives regularly visit retail outlets to review stock levels, reorder items in need of replacement, and interact with the storeowner to offer new product and merchandising ideas. Thousands of items can thus be actively managed with the retailer experiencing a substantial reduction in paperwork and labor costs. Service representatives also assist in organizing the products in a consumer-friendly manner. Hillman complements its broad range of products with value-added merchandising services such as displays, product identification stickers, retail price stickers, store rack and drawer systems, assistance in rack positioning and store layout and inventory and restocking services. Periodically Hillman introduces new products and package designs with color-coding for ease of shopping by consumers, and also modifies rack designs to improve the attractiveness of individual store displays. In effect, Hillman functions as a merchandising manager for retailers, supporting these services with high order fill rates and rapid delivery from its eight distribution centers across the United States. Orders are normally shipped within 48 hours with a 96% order fill rate.

As a result of the Axxess acquisition, the Hillman Group also manufactures and markets a value-added mix of high-tech and conventional products in two core product categories: key duplication systems and identification systems. The patent-protected Axxess Precision Key Duplication System(TM) revolutionized the metal key duplication process, allowing key duplication to be transformed into a highly profitable revenue source within Big Box retailers (defined as mass merchants, home centers and large-format grocery/drug centers). This system has been placed in over 10,000 retail locations to date.

In addition, the Axxess acquisition provided a commercialized, innovative, consumer-operated vending system, Quick-Tag(TM), which provides custom engraved specialty items, such as pet identification tags, luggage tags and other engraved identification tags. Axxess initially targeted the pet identification market with its Quick-Tag system, and has facilitated the process of obtaining a pet tag by providing pet owners with a quick and highly convenient means to custom engrave tags while shopping at large format retail stores such as Wal-Mart and PETsMART. Axxess had developed other high impact applications for its Quick-Tag(TM) interactive engraving technology, including luggage tags, key chains and military-style identification tags. To date, more than 2,800 Quick-Tag(TM) machines have been placed in retail locations which are being supported by the Hillman Group's sales and service representatives.

Products and Suppliers. Hillman buys its products from approximately 1,000 vendors, the largest of which accounted for 13% of the Group's annual purchases and the top five of which accounted for 33% of its purchases. About half of its purchases are from overseas suppliers, with the balance from domestic manufacturers and master distributors. Hillman's fastener product line includes both standard and specialty nuts, bolts, washers, screws and anchors. The line also includes brass, plastic, stainless steel, and other miscellaneous fasteners. The depth of the line, over 35,000 products, is believed to be the largest among suppliers servicing the hardware retail segment. Non-fastener products feature picture hanging items and accessories, keys and accessories, LNS, rope and chain accessories, and an extensive list of specialty items. To assure quality from its vendors, Hillman conducts periodic on-site evaluations, random sampling of products and communicates results to vendors. Hillman also tracks the performance of its vendors based on delivery time and accuracy of shipments.

Hillman through its Axxess acquisition provides a competitive line of metal key products for major retailers and the automotive sector. It manufactures two metal key duplication systems that are niche-marketed to retail outlets, primarily mass merchants and home centers and a code cutting system for use in automotive dealerships and in vehicle fleet environments.

The Axxess Precision Key Duplication System(TM) creates high quality duplicate keys with the precision of a locksmith while minimizing the technical skill required by operators. The system was developed in response to retailers needs for reducing the miscut rate on keys. Axxess keys provide retailers with nearly ten times more gross profit per square foot than the average of all products sold in grocery and mass merchant channels. Hillman also markets a conventional key cutting system. Key styles marketed include standard brass keys, Color Plus(TM) keys, rubber head keys, and high security vehicle anti-theft key blanks. The conventional system is marketed to retailers who do not experience high employee turnover and therefore do not have the same labor constraints as mass merchants, home centers or grocery and drug retailers.

The key cutting system developed for the automotive industry, PC+ Code Cutter, produces automobile keys using alphanumeric codes based on a vehicles identification number. Utilizing a proprietary computer program, the PC+ Code Cutter identifies and then cuts keys based on the automobiles original key pattern. The PC+ Code Cutter is distributed through Barnes Distribution, a distribution company serving vehicular and industrial markets. Since its introduction in February 1996, more than 5,000 PC+ Code Cutter systems have been sold and/or leased.

The Hillman Group also markets key accessories in conjunction with its key duplication systems. Popular accessories include the Key Light(TM), Valet KeyChain(TM), key identifiers, key coils and key clips. The Key Mates(TM) line of key accessories includes a broad range of products such as key chains, tags, lights, floats, holders, whistles, and a host of other miscellaneous items that complement the use of keys.

Quick-Tag(TM) is a patented, state-of-the-art consumer-operated vending system that custom engraves specialty products such as pet identification tags, military-style I.D. tags, holiday ornaments and luggage tags. Using an interactive touch screen, customers input information such as a pet name and telephone number, and the systems proprietary technology engraves the tag in less than two minutes. The Quick-Tag system does not require incremental labor and generates high levels of customer satisfaction and attractive margins for the retailer. The Quick-Tag custom engraving systems generate retail profit per square foot, over seven times the typical retail average.

Letters, numbers and signs include packaged self-adhesive letters and numbers; mailbox numbers and accessories; house numbers and letters; contractor safety program signs; and driveway markers and reflectors. Typical retailers dedicate eight linear feet of retail space for this product and view it as a significant contributor to their retail offerings.

Hillman purchases a wide variety of materials and components to manufacture the Axxess Key Duplication and Quick-Tag engraving machines, many of which are manufactured to its specifications. Management does not believe that it is overly dependent on any one supplier; the components do not generally require proprietary technology and the Hillman Group has identified or used alternate suppliers for its primary sourcing needs.

Markets and Customers. Hillman services approximately 15,000 franchise and independent ("F&I") retail outlets. These individual dealers are typically members of the larger cooperatives, such as TruServ, Ace and Do-it-Best. They sell directly to the cooperative's retail locations and also supply many fastener items to the cooperative's central warehouses. These central warehouses distribute to their members that do not have a requirement for Hillman's in-store service. These arrangements with the cooperatives reduce credit risk and logistic expense for Hillman and reduce central warehouse inventory and delivery costs for the cooperatives.

The products sold to the F&I dealers typically account for approximately 7% of the retailer's revenues and over 25% of a hardware store's traffic. A typical hardware store maintains in inventory thousands of different items, many of which generate small dollar sales but large profits. It is difficult for a retailer to monitor economically all stock levels and to reorder the products from multiple vendors. The problem is compounded by the necessity of receiving small shipments of inventory at different times and having to stock the goods. However, failure to have these small items consistently available will have an adverse effect on store traffic, thereby denying the retailer the opportunity to sell items that generate higher dollar sales.

In addition, the Hillman Group sells its products to national accounts such as Wal*Mart, Home Depot, Lowes, K*Mart, PETsMART, and PetCo. Axxess' status as a national supplier of unique, proprietary products to rapidly growing Big Box retailers allowed it to develop a formidable market position and high barriers to entry within its product categories. Management believes that the dynamics, which make its services attractive to hardware retailers, are present with these larger customers as well.

Hillman serves over 21,000 customers, the top five of which accounted for approximately 32% of its annualized sales. Hillman telemarketing activity also sells to approximately 5,000 smaller hardware outlets and over 6,000 non-hardware accounts through its Tele-marketing operation. New business is also being cultivated internationally in such places as Canada, Mexico, South and Central America, and the Caribbean.

Sales and Marketing. Hillman has always been more responsive to the needs of the F&I retailers than its competitors because it employs the largest direct sales organization in the retail home industry. This organization consists of over 230 people, managed by 20 field managers. Each sales representative is responsible for approximately 50 full service accounts that they call on approximately every two weeks. Coupled with the efforts of the Marketing Department, the sales force not only sells products, but can sell merchandising and technological support capabilities as well. The Marketing Department provides support through the development of new products; sales collateral, promotional items, merchandising aids and marketing services such as advertising and trade show management. Its EDI system is used by a number of its large customers.

With the acquisition of Axxess, the respective field service groups were integrated to produce a national sales and service organization, which performs functions consistent with those that have made the respective businesses successful previously. Currently over 200 service people and 15 field managers focus on "Big Box" retailers, pet super stores, large national discount chains and grocery stores. This organization reorders products; details store shelves, and sets up in-store promotions.

Management believes that Hillman provides unmatched product support, customer service and profit opportunities for its retail distribution partners. Hillman believes that a significant source of its competitive advantage rests in its ability to provide a greater level of customer service than its competitors. Hillman products are covered directly by the combined field service organization, which provides service support through field visits. These field visits provide Hillman with critical information relating to consumer buying patterns and retailing trends, and complement their new product development efforts. Field service representatives also help retail customers to improve the efficiency and profitability of Hillman's on-site merchandising systems by consulting with customers in the areas of EDI, product planning, inventory control, systems interface and store operations.

Competition. The principal competitors for Hillman's F&I business are Midwest Fasteners, Serv-A-Lite, Elco and Hyko in the hardware store marketplace. The first two carry mainly fastener products, while the latter is the major competitor in letters numbers and signs. Hillman competes primarily on field service, merchandising, as well as product availability, price and breadth of product line.

Management estimates that Hillman sells to approximately 65% of the full service hardware stores in the F&I marketplace. The hardware outlets that purchase products but not services from Hillman also purchase products from local and regional distributors and cooperatives. Competition in this segment is primarily on the basis of price and availability.

The primary competitors in the national accounts marketplace for fasteners are Crown-Bolt with an estimated 50% market share, Elco and the Newell Group. Hillman estimates its share of fasteners in this market to be less than 10%. Competition is based primarily on in-store service and price. Other competitors are local and regional distributors.

The total domestic market for keys is estimated to be 600 million units at the retail level with annual sales of over $900 million. The key duplication market can be segmented into three primary retail categories: hardware stores, locksmiths and Big Box retailers. Hillman maintains the leading market position with an approximate 28% market share on a unit basis in the overall key duplication market, including an estimated 67% market share in the home center/mass merchant retail segment. To displace the Hillman Group's market position, a competitor would have to develop a full range of products with demonstrably better technology without infringing on patents and buyback existing inventory from retailers. Management believes that these substantial competitive barriers help preserve its unique franchise within the key duplication market segment.

Hyko is the primary competitor in LNS in hardware stores, home centers and mass merchants. Management estimates that Hillman has the leading market position in LNS at an approximate 48% market share.

In the engraving market segment, management estimates that the Axxess Quick-Tag engraving system has a 17% market share in the pet tag market. Competitors in this market are specialty retailers, direct mail order and retailers with in-store mail order capability. Through the Axxess acquisition, Hillman has patent protected proprietary technology that is a major barrier to entry and preserves this market segment.

Technology Services

SunSource Technology Services, Inc., or STS, with sales of $225 million in 2000, offers a full range of technology-based products and services to its customers. Its product lines include hydraulic, pneumatic, electronic and filtration parts and equipment. Services include engineering design, equipment repair, product upgrades, and assembly of subsystems.

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

Technology Services has benefited from the trend for manufacturers to move toward increased standardization of products. The result is that many such products have to be modified and used in combination with other components in order to meet customers' performance requirements. STS recognized this trend as an opportunity to set up a formal system to customize standardized products to meet the more specialized needs of its customers. Management believes that there is a growing market for such customized solutions among medium and smaller original equipment manufacturers ("OEM") who do not have the capabilities to develop such products.

STS has 20 repair centers throughout the United States to provide customers with convenient and reliable sources for the repair of worn-out hydraulic power equipment. Repair centers have been useful in gaining market share as they have helped STS achieve an expanded relationship with many of its customers. They also provide Technology Services with an opportunity to win new customers because many of the local distributors do not have the resources to provide comparable repair services. STS plans to continue its successful program of establishing service centers for the repair and overhaul of hydraulic equipment in major industrial markets around the country.

         Products and Suppliers. Technology Services believes that it carries the most diverse selection of fluid power and related technical products of any distributor in the United States, totaling an estimated 23,000 items in four major product categories, as follows: hydraulics, pneumatics, electronics and filtration. Typically, hydraulic systems are employed for dealing with heavy loads in applications such as mining, manufacturing, construction or agriculture. An example of a hydraulic application is the system that controls the positioning of the scraping blade of a road grader--an integrated system of motors, pumps, valves, tubing, sensors and electronic controls. Pneumatic systems are similar to hydraulic systems except that air or some other gas is substituted for hydraulic fluid. Pneumatic systems are preferred for lighter weight applications such as light manufacturing and packaging lines.

STS has a broad supply base which includes most major manufacturers of fluid power and related technical products in the United States. Technology Services' top five suppliers account for approximately 37% of its 2000 sales. Because of the fragmented nature of the industry, manufacturers of this type of equipment historically have awarded their franchises on a limited geographical basis. One of Technology Services' larger suppliers is Sauer-Sunstrand, whose products are distributed in most of Technology Services' territories.

In 1999, Technology Services lost certain vendor relationships in limited geographic regions which for the most part have been replaced with other vendor product lines. In recent years there has been considerable consolidation among suppliers, a trend which management believes will continue and benefit STS. In addition, Technology Services seeks to provide valuable market and product information that enhances its relationships with its key suppliers by helping them improve their product offering in response to changing market demands.

         Markets and Customers. Technology Services currently serves over 28,000 customers, the top five of which accounted for approximately 15% of its 2000 sales. Approximately 60% of sales are to OEM customers who incorporate the equipment or systems purchased into their final products. The remaining 40% of sales are to the construction industry (5%) and to replacement/maintenance markets (35%).

Within the MRO and OEM markets, Technology Services sells to construction equipment manufacturers, industrial wholesale distributors, metalworking equipment manufacturers, farm and garden equipment manufacturers, industrial specialized machinery manufacturers and automobile and auto parts manufacturers.

         Sales and Marketing. STS markets its products nationwide, principally through a network of outside account managers supported by application engineers and customer service representatives. In order to become more responsive to the increasing demands of customers, Technology Services has devoted substantial resources to make its sales force more specialized both in terms of technical training and industry knowledge.

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

To support the outside sales representatives, Technology Services employs approximately 150 customer service representatives who collectively function to take orders from customers on the telephone, answer questions and solve problems. In addition, an electronic data interchange ("EDI") capability has been established for use with selected customers and vendors and the group is in the early stages of designing a presence on the Internet.

         Operations. Technology Services has six regional distribution centers with over $30 million of inventory logistically supporting the local needs of its customers. Its Trend computer system provides a common information technology platform for the entire company, promoting more efficient transactional functionality as well as increasing information flow and knowledge sharing within STS and between its customers and its suppliers.

         Competition. The great majority of Technology Services' competitors are relatively small companies with sales of less than $20 million from one or two facilities. Many of these companies offer considerable depth in certain product lines, together with related technical support. STS competes with these companies on price, the strength of its product offering and an extensive range of ancillary technical services. The largest national competitors are: Motion Industries, Sophus Berendsen, and Applied Industrial Technologies.

Insurance Arrangements

Under the Company's current insurance programs, commercial umbrella coverage is obtained for catastrophic exposure and aggregate losses in excess of expected claims. Since October 1991, the Company has retained the exposure on certain expected losses related to worker's compensation, general liability and automobile. The Company also retains the exposure on expected losses related to health benefits of certain employees. The Company believes that its present insurance is adequate for its businesses. See Note 17 of Notes to Consolidated Financial Statements of the Company as of and for the three years ended December 31, 2000.

Employees

As of December 31, 2000, the Company's total operations employed approximately 2,100 employees, of which approximately 1,015 were sales personnel, approximately 780 were employed as warehouse and delivery personnel, and approximately 305 were administrative positions. In the opinion of management, employee relations are good.

Backlog

The Company's sales backlog on a consolidated basis from ongoing operations was $48.6 million as of December 31, 2000, and $50.1 million as of December 31, 1999, mostly in the Technology Services business segment.

Item 2 - Properties.

The Company currently has approximately forty-eight (48) leased warehouse and stocking facilities located throughout the United States and Canada. Most of these include sales offices. The Company's principal properties are as follows:

   Division                          Location               Description
   --------                          --------               -----------
   Hillman Division                  Cincinnati, Ohio       250,000 sq.ft.
   Axxess Technologies Division      Tempe, Arizona         161,000 sq.ft.
   Technology Services               Addison, Illinois      153,000 sq.ft.

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

Item 4 - Submission of Matters to a Vote of Security Holders.

Not applicable.

Executive Officers of the Company

The following table sets forth certain information regarding the Company's executive officers:

Name                      Age     Position
----                      ---     --------
Maurice P. Andrien, Jr.    59     President and Chief Executive Officer ("CEO"),
                                  SunSource Inc.; CEO, SunSource Technology
                                  Services, Inc.

Joseph M. Corvino          46     Vice President - Finance; Chief Financial
                                  Officer; Treasurer and Secretary, SunSource
                                  Inc.

Max W. Hillman, Jr.        54     Co-CEO, The Hillman Group, Inc.

Justin M. Jacobi           40     President and Chief Operating Officer ("COO"),
                                  SunSource Technology Services, Inc.

Donald T. Marshall         67     Chairman, SunSource Inc.

Stephen W. Miller          55     Co-CEO, The Hillman Group, Inc.

All executive officers serve at the pleasure of the Board of Directors. There are no family relationships between any of the Company's executive officers and directors.

The following is a summary of the business experience of the executive officers listed above during at least the last five years. Periods prior to the Conversion on September 30, 1997 relate to the Company's predecessor, SunSource L.P. (the "Partnership").

Maurice P. Andrien, Jr. has been President and CEO since April, 1999 and has been CEO of SunSource Technology Services, Inc. since January 2000. Mr. Andrien served as President and COO of Unican Security Systems, Ltd. from June 1998 to April 1999. Mr. Andrien served as CEO of Curtis Industries, Inc. from April 1992 to May 1998.

Joseph M. Corvino has been Vice President-Finance, Chief Financial Officer, Treasurer and Secretary since December 1995. Mr. Corvino served as Vice President and Controller from May 1993 to December 1995 and as Controller from December 1985 to May 1993.

Max W. Hillman, Jr. has been the Co-CEO of The Hillman Group, Inc., since April 2000 and CEO from December 1996 to April 2000. Mr. Hillman served as Group Vice President from December 1991 to December 1996.

Justin M. Jacobi has been the President and COO of SunSource Technology Services, Inc. since November 2000. Mr. Jacobi held various positions with Applied Industrial Technologies, Inc., since July 1994 including Unit President of the Fluid Power Products division from February 2000 to November 2000.

Donald T. Marshall has been the Chairman since April, 1999. Mr. Marshall served as Chairman and CEO from December 1988 to April 1999.

Stephen W. Miller has been the Co-CEO of The Hillman Group, Inc., since April 2000. Mr. Miller served as President and CEO of Axxess Technologies, Inc., since 1994. Mr. Miller served as President and CEO of Head Sports from 1987 to 1994.

                                     PART II


Item 5 - Market for Registrant's Common Shares and
         Related Stockholder Matters.


Market Prices

As a result of the Company's September 30, 1997 conversion from partnership to corporate form (the "Conversion"), the Common Shares began trading on the New York Stock Exchange on October 1, 1997, under the symbol "SDP". The following table sets forth the high and low closing sale prices on the New York Stock Exchange composite tape for the Common Shares:

         2000                  HIGH              LOW
         ----                --------          --------
         First Quarter       $ 6.2500          $ 4.5000
         Second Quarter        5.0625            4.2500
         Third Quarter         5.3750            3.7500
         Fourth Quarter        3.9375            2.8750

         1999
         ----
         First Quarter       $18.9375          $13.8750
         Second Quarter       16.3125           12.6875
         Third Quarter        11.0000            4.8750
         Fourth Quarter        7.2500            3.5000

As of March 26, 2001 there were approximately 433 holders of record of the Common Shares. The total number of Common Shares outstanding as of March 26, 2001 was 6,882,409.

NYSE Listing Requirements

In December 1999, SunSource Inc. was notified that the New York Stock Exchange ("NYSE" or the "Exchange") was reviewing the continued listing of the Company's common stock on the Exchange in connection with the amendments adopted by the NYSE relating to continued listing criteria. The new standards require not less than $50 million in total market capitalization and not less than $50 million in stockholders' equity. The Company developed business plans for the fiscal years 2000 and 2001, which were presented to and accepted by the Exchange in January 2000. While the Company will undertake to maintain its NYSE listing, there can be no assurance that the Company will achieve compliance with the required listing standards or that the NYSE will continue to list the Company's common stock.

Dividends

On June 30, 1999, the Board of Directors of the Company suspended indefinitely the quarterly cash dividend of $0.10 per Common Share.

Item 6 - Selected Financial Data.

         The following table sets forth selected consolidated financial data of the Company and the predecessor partnership (the "Partnership") as of and for the five years ended December 31, 2000. Data for all periods shown are derived from financial statements of the Company and the Partnership which have been audited by PricewaterhouseCoopers LLP, independent accountants, as indicated in their reports thereon. See accompanying Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for information regarding the Conversion and Refinancing as well as acquisitions and divestitures that affect comparability.

                              (dollars in thousands, except for partnership interest and share data)

 Income Statement Data for Years
 Ended December 31:                                 2000              1999              1998              1997            1996 (1)
                                                  --------          --------          --------          --------          --------
 Continuing Operations
   Net sales                                      $459,826          $541,250          $600,293          $586,411          $550,004
   Gross profit                                    187,144           226,154           252,168           241,003           223,628
   Gain on contribution of subsidiaries             49,115                --                --                --                --
   Income (loss) before
     discontinued operations                        27,290           (11,321)           11,517            30,507            16,381
 Income (loss) from discontinued
  operaions                                         (2,610)          (25,815)            2,300             2,025             2,886
 Extraordinary loss                                     --              (235)               --            (3,392)               --
 Net income (loss)                                $ 24,680          $(37,371)         $ 13,817          $ 29,140          $ 19,267

 Basic and diluted net income (loss) per
  common share (2):
  Gain on contribution of subsidiaries            $   7.14                --                --                --                --
  Income (loss) before discontinued
   operations                                     $   3.97          $  (1.68)         $   1.67               n/a               n/a
  Income (loss) from discontinued
   operations                                     $  (0.38)         $  (3.83)         $   0.33               n/a               n/a
  Extraordinary loss                              $     --          $  (0.03)         $     --               n/a               n/a
  Net income (loss)                               $   3.59          $  (5.54)         $   2.00               n/a               n/a

 Pro forma net income per common share                 n/a               n/a               n/a          $   1.88               n/a

 Dividends declared per common share                    --          $   0.10          $   0.40          $   0.10               n/a

 Balance Sheet Data at December 31:
 Total assets                                     $322,141          $321,626          $327,523          $292,945          $253,408
 Long-term debt and capitalized
  lease obligations (3)                           $102,790          $126,723          $ 95,842          $ 93,728          $ 75,545

(1) Prior to the Conversion, the Partnership had Class A and Class B limited partnership interests ("interests"). The earnings per interest for income from continuing operations in 1996 were $1.10 and $0.19 for Class A and Class B interests, respectively. For income from discontinued segments, the earnings per interest were $0.13 for Class B interests in 1996. The Class A interests had no earnings per interest for discontinued segments in 1996. The earnings per interest for net income were $1.10 and $0.32 for Class A and Class B interests, respectively in 1996. The cash distributions declared per interest in 1996 were $1.10 for Class A interests and $0.33 for Class B interests.

(2) All years represent basic and diluted net income (loss) per common share except for 2000 which represents diluted only. The basic income per common share for gain on contribution of subsidiaries in 2000 was $7.16. For income before discontinued operations, the basic income per common share was $3.98 in 2000. The loss from discontinued operations in 2000 had a loss per common share of $0.38. The basic net income per common share in 2000 was $3.60.

(3)  Includes current portion of long-term debt.

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

General

SunSource Inc. (the "Company" or "SunSource") is one of the largest providers of value-added services and products to retail and industrial markets in North America. The Company is organized into two business segments which are The Hillman Group, Inc. (the "Hillman Group") and SunSource Technology Services, Inc. ("Technology Services" or "STS"). Also, the Company has an investment in an affiliate, G-C Sun Holdings, L.P., operating as Kar Products.

The Hillman Group provides merchandising services and products, such as, fasteners and related hardware items, keys and accessories and identification items to retail outlets, primarily hardware stores, home centers and mass merchants. Technology Services offers a full range of technology-based products and services to small, medium and large manufacturers. Kar Products offers personalized inventory management systems of maintenance, repair and operations products ("MRO") to industrial manufacturing customers and maintenance and repair facilities.

In December 1999, the Board of Directors approved a plan to dispose of the Company's Harding Glass, Inc. ("Harding") subsidiary which was completed through its sale on April 13, 2000. Harding was accounted for as a discontinued operation and, accordingly, its results of operations were segregated from results of the Company's ongoing businesses including restatement of prior periods presented. In 1999, the Company recorded a loss of $2.2 million after-tax from Harding's operations and an estimated loss on its expected disposal of $23.8 million or $3.53 per common share unadjusted for any potential future tax benefits. In 2000, the Company recorded an additional loss on disposal of the discontinued Harding segment of $5.3 million less an income tax benefit of $7.2 million resulting in income from discontinued operations of $1.9 million or $.27 per common share on a basic and diluted basis. Through December 31, 2000, the Company recorded a loss on the discontinued Harding segment of $22.0 million in the aggregate or $3.20 and $3.19 per basic and diluted common share, respectively, net of tax benefits.

In December 2000, the Board of Directors approved a plan to liquidate the Company's Integrated Supply - Mexico business (the "Mexican Segment"). The Mexican Segment has been accounted for as a discontinued operation and, accordingly, its results of operations were segregated from the results of the Company's ongoing businesses including restatement of prior periods presented. In 2000, the Company recorded an after-tax loss of $0.1 million or $0.02 per common share on a basic and diluted basis from its Mexican operations and an estimated after-tax loss on its expected liquidation of $4.4 million or $0.64 per common share on a basic and diluted basis.

Financing Arrangements

On December 15, 1999, the Company refinanced its $90 million bank revolving credit and $60 million senior notes with $155 million in senior secured credit facilities. On April 7, 2000, the Company amended the credit agreement to reduce the senior secured credit facility to $136.5 million consisting of a $21.5 million term loan and a $115 million revolving credit line. The amended senior debt arrangement expires December 15, 2004. The availability of the revolving credit line is based on the Company's balances in receivables and inventories, evaluated on a monthly basis.

On December 28, 2000, the Company issued $30 million of unsecured subordinated notes (the "Subordinated Debt Issuance"). The cash proceeds generated from this issuance were used to reduce the Company's senior secured term loan and improve the Company's overall credit availability.

As a result of the refinancing on December 15, 1999, the Company incurred an extraordinary loss of $0.2 million (net of $0.1 million in deferred tax benefits)in 1999 due to the write-off of capitalized financing costs as a result of the early extinguishment of the former credit facilities.

Corporate Reorganization

After the close of business, on December 31, 1998, the Company reorganized its primary operating subsidiary, SDI Operating Partners, L.P. (the "Operating Partnership"), by contributing its assets and liabilities to newly-formed corporate subsidiaries organized according to the Company's current operating structure (the "Reorganization"). The Reorganization allowed the Company to implement certain state and local tax planning strategies, to offer its key employees incentive stock options and align its operating businesses in corporate form. As a result of the Reorganization, the Operating Partnership and its general partner, SDI Partners I, L.P. ceased to exist.

Restructuring Charges and Asset Write-downs

In the second quarter of 1999, the Company recorded restructuring charges and asset write-downs aggregating $10.2 million. These non-recurring charges and write-downs were a result of the Company's plan to reposition Technology Services and Kar Products, write-down key machines at the Hillman Group, and realign corporate overhead expenses (collectively, the "1999 Restructuring Plan"). The Company completed the 1999 Restructuring Plan during the fourth quarter of 1999.

The Technology Services charges and write-downs aggregated $5.4 million including termination benefits of $2.8 million, an inventory write-down of $2.1 million, and other exit costs of $0.5 million. STS terminated 94 employees as a result of the 1999 Restructuring Plan.

The Kar Products charge amounted to $1.0 million, comprised solely of termination benefits. Kar terminated 10 employees as a result of the 1999 Restructuring Plan.

The Hillman Group's asset write-down was $3.3 million which was primarily the result of the Hillman Group's decision not to seek recovery of key machines from retailers. The write-down represented the remaining net book value of key machine capitalized costs as of June 30, 1999.

The Corporate Headquarters component of the restructuring charge was comprised of other exit costs of $0.4 million and termination benefits of $0.1 million.

See Note 1 of "Notes to Consolidated Financial Statements" for the accounting recognition of the restructuring charges.

Acquisitions and Divestitures

On April 22, 1998, the Hillman Group acquired the assets of a manufacturer of letters, numbers and signs which had sales of approximately $1.0 million for the twelve-month period prior to acquisition.

On May 6, 1998, the Hillman Group acquired the assets of the franchise and independent hardware segment of Axxess Technologies, Inc., ("Axxess") including its PMI division, a distributor of keys, letters, numbers and signs and other products to retail hardware stores throughout the United States. Sales from the acquired operations were approximately $17.0 million in 1997 and the twelve-month period prior to acquisition.

On October 21, 1998, the Hillman Group acquired the assets of SIGN-KO, a Dallas-based manufacturer and distributor of letters, numbers, signs and related products. SIGN-KO served a customer base that included large home improvement retailers and independent hardware stores. Sales from the acquired operations were approximately $3.0 million in 1997 and the twelve-month period prior to acquisition.

Net cash consideration paid for the businesses acquired by the Company in 1998, including transaction costs, was $10.8 million, plus the assumption of certain liabilities of $1.1 million. The Hillman Group integrated the sales force and operations of the acquired businesses with its existing operations.

On July 1, 1999, the Company sold the assets of Integrated Supply's Fastener Business serving original equipment manufacturers ("OEM") for cash consideration, net of expenses, of approximately $9.2 million subject to certain post-closing adjustments plus the assumption of certain liabilities. The Company recorded an after-tax gain on the sale in the amount of $0.4 million. Sales from the OEM Fastener Business aggregated $11.0 million for the six months ended June 30, 1999 and $23.0 million for the year ended December 31, 1998.

On March 2, 2000, the Company contributed the interests in its Kar Products, Inc. and A & H Bolt & Nut Company Limited operations (collectively, the "Kar" business) to a newly-formed partnership affiliated with Glencoe Capital, L.L.C. ("Glencoe"). Glencoe contributed cash equity to the new partnership, G-C Sun Holdings L.P. ("G-C"). The Company received $105 million in cash proceeds from the transaction through repayment of assumed debt by G-C and retained a 49% minority ownership in G-C. SunSource recorded a pre-tax gain on the transaction of approximately $49.1 million in the first quarter of 2000. SunSource accounts for its investment in the partnership under the equity method

On April 7, 2000, the Company acquired Axxess of Tempe, Arizona, a manufacturer of key duplication and identification systems, through a stock merger transaction. The transaction was structured as a purchase of 100% of the stock of the privately held company and repayment of outstanding Axxess debt in exchange for $87 million in cash and $23 million in subordinated notes. Axxess' sales aggregated $20.0 million for the three months ended March 31, 2000, and $82.1 million for the year ended December 31, 1999. Axxess' results of operations are included in the results of the Hillman Group from the date of acquisition.

On April 13, 2000, the Company sold substantially all of the assets of its Harding subsidiary to VVP America for a cash purchase price of $30.6 million plus the assumption by the buyer of certain liabilities aggregating $12.6 million, subject to certain post-closing adjustments. Proceeds from the sale of Harding were used to repay the Company's outstanding debt. Harding sales aggregated $28.0 million from January 1, 2000 through April 12, 2000, and $118.3 million for the year ended December 31, 1999.

On October 4, 2000, SunSource's Kar Products affiliate, through the partnership formed with Glencoe Capital, acquired all of the outstanding stock of Brampton Fastener Co. Limited, d/b/a Brafasco, a supplier of fastener products to industrial customers based in Toronto, Canada. Brafasco had sales of $26.6 million ($CDN) for the year ended December 31, 1999. G-C purchased the outstanding stock of Brafasco for cash and notes. As a result of this transaction, the Company holds a 44% ownership in the Kar Products affiliate.

On November 3, 2000, the Company's Hillman Group purchased inventory and certain other assets of the Sharon-Philstone division of Pawtucket Fasteners, L.P. of Rhode Island, distributors of fasteners to the retail hardware marketplace. The Hillman Group assumed the sales and servicing of the Sharon-Philstone division with current annual sales of approximately $14 million. The purchase price was $1.9 million for inventory and other assets acquired at closing and a commitment to purchase additional inventory in the amount of approximately $3.9 million over the next fourteen months, subject to certain post-closing adjustments.

Results of Operations

                                 Segment Sales and Profitability from Continuing Operations for each of the Three Years Ended December 31, 2000
                                                       (dollars in thousands)


                                               December 31, 2000          December 31, 1999           December 31, 1998
                                             -----------------------   ------------------------    ------------------------
                                                             % OF                       % OF                        % OF
Sales                                           AMOUNT       TOTAL        AMOUNT        TOTAL         AMOUNT        TOTAL
-----                                        ------------  ---------   ------------  ----------    ------------   ---------
Hillman Group (a)                               $212,118      48.6%       $151,884       37.9%        $125,830       28.0%
Technology Services                              224,538      51.4%        248,367       62.1%         324,075       72.0%
                                                --------     ------       --------      ------        --------      ------
   Consolidated net sales -
   ongoing operations                            436,656     100.0%        400,251      100.0%         449,905      100.0%
Expediter Segment (b)                             22,122                   124,724                     124,536
Integrated Supply - sold business
 and terminated contracts (c)                      1,048                    16,275                      25,852
                                                --------                  --------                    --------
    Consolidated Net Sales                      $459,826                  $541,250                    $600,293
                                                ========                  ========                    ========

                                                             % OF                       % OF                        % OF
Gross Profit                                                 SALES                      SALES                       SALES
------------                                                -------                    -------                     -------
Hillman Group (a)                               $119,779      56.5%       $ 81,045       53.4%        $ 66,485       52.8%
Technology Services                               52,313      23.3%         58,551       23.6%          89,336       27.6%
                                                --------                  --------                    --------
   Consolidated gross profit -
   ongoing operations                            172,092      39.4%        139,596       34.9%         155,821       34.6%
Expediter Segment (b)                             15,052                    86,204                      88,175
Integrated Supply - sold business
 and terminated contracts (c)                          -                     2,484                       8,172
                                                --------                  --------                    --------
     Consolidated Gross Profit
       before inventory write-down               187,144                   228,284                     252,168
Inventory write-down                                   -                    (2,130)
                                                --------                  --------                    --------
     Consolidated Gross Profit                  $187,144                  $226,154                    $252,168
                                                ========                  ========                    ========

EBITDA  (i)
-----------
Hillman Group (a)                               $ 34,053      16.1%       $ 15,816       10.4%        $ 13,477       10.7%
Technology Services (e)                           (5,620)     (2.5%)       (11,800)      (4.8%)         15,538        4.8%
Equity in Earnings of
   Expediter Segment (d)                           2,438                         -                           -
Corporate expenses (f)                            (8,151)     (1.9%)        (9,161)      (2.3%)         (6,740)      (1.5%)
                                                --------                  --------                    --------
   Consolidated EBITDA -
   ongoing operations                             22,720       5.2%         (5,145)      (1.3%)         22,275        5.0%
Expediter Segment (b)                              2,823                    18,965                      21,196
Integrated Supply - sold business
 and terminated contracts (c)                          -                    (2,125)                      1,274
Gain (loss) on curtailment/termination
    of pension plans (g)                          (4,279)                    5,608                           -
Severance and other termination costs (h)         (1,837)                        -                           -
Restructuring charges                                  -                   (10,248)                          -
Provision for litigation matters
   - divested operations                               -                         -                      (1,600)
                                                --------                  --------                    --------
     Consolidated EBITDA                        $ 19,427                   $ 7,055                    $ 43,145
                                                ========                  ========                    ========

(a) Includes sales, gross profit and EBITDA from Axxess Technologies, Inc. which was acquired on April 7, 2000 through a stock merger transaction.

(b) Represents sales, gross profit and EBITDA from the Company's Kar Products, Inc. and A & H Bolt & Nut Company Limited business (collectively, the "Expediter Segment") which was contributed on March 2, 2000 to a newly formed partnership affiliated with Glencoe Capital L.L.C.

(c) Represents sales, gross profit and EBITDA from the OEM Fastener Business, which was sold on July 1, 1999 and contracts terminated in 1998, 1999 and 2000.

(d) Represents Equity in Earnings from the Contributed Expediter Segment since March 2, 2000.

(e) Excludes $1,032 of nonrecurring charges to realign operations with current sales levels for the twelve months ended December 31, 2000.

(f) Excludes $805 of nonrecurring charges for the twelve months ended December 31, 2000.

(g) In December 1999, the Board of Directors of the Company approved a proposal to freeze the benefit accruals under Technology Services' J. N. Fauver Pension Plan (the "Fauver Plan"). As a result, the Company recorded a curtailment gain of $5,608 in December 1999. In December 2000, the Board of Directors approved a proposal to merge the Fauver Plan with another Company owned plan and terminate the merged plans as of December 31, 2000. As a result the Company recorded a loss on termination of the merged pension plans of $4,279 in December 2000.

(h) As shown in notes (e) and (f).

(i) "EBITDA" is defined as earnings before interest, taxes, depreciation and amortization.

Years Ended December 31, 2000 and 1999

Net sales from ongoing operations increased $36.4 million or 9.1% in 2000 to $436.7 million from $400.3 million in 1999. Sales variances by business segment are as follows:

                                                       Sales Increase (Decrease)
                                                       -------------------------
                                                           Amount           %
                                                       --------------   --------
                                                       (In thousands)
         Hillman Group                                   $ 60,234         39.7 %
         STS                                              (23,829)        (9.6)%
                                                         --------
                  Total Company                          $ 36,405          9.1 %
                                                         ========

The Hillman Group's sales increased $60.2 million or 39.7% in 2000 to $212.1 million from $151.9 million in 1999 primarily due to the acquisition of Axxess in early April 2000. Technology Services' sales decreased $23.8 million or 9.6% in 2000 to $224.5 million from $248.4 million in 1999 primarily as a result of the restructuring of its sales force in early 1999 and soft market conditions experienced in the second half of 2000.

The Company's sales backlog on a consolidated basis was $48.6 million as of December 31, 2000, compared with $50.1 million at December 31, 1999, a decrease of 3.0%, primarily in the Technology Services Group.

The Company's consolidated gross margin from ongoing operations was 39.4% in 2000 compared with 34.9% in 1999 before the inventory write-down in 1999 related to restructuring of $2.1 million. On a comparable basis, excluding Axxess, the consolidated gross margin from ongoing operations was 35.8% for the twelve months ended December 31, 2000. The Hillman Group's gross margin increased 3.1% in the comparison period as a result of higher margin sales of keys, and identification items related to the acquisition of Axxess. Technology Services' gross margin was 23.3% in 2000 compared with 23.6% in 1999 before the aforementioned inventory write-down primarily as a result of a change in sales mix.

The Company recorded non-recurring charges related to ongoing operations which aggregated $6.1 million in 2000. These non-recurring charges were composed of $4.3 million related to the merger and termination of the Company's defined benefit plans, and $1.8 million related to severance and other termination costs incurred in the Company's STS division and its corporate headquarters, of which $1.7 million is reflected in selling, general and administrative expenses ("S,G&A"). In 1999, the Company recorded a $5.6 million gain on curtailment of a defined benefit plan and restructuring charges and asset write-downs of $8.1 million as previously discussed.

The Company's S,G,& A expenses from ongoing operations on a comparable basis (excluding Axxess and the aforementioned charges) decreased $15.1 million from $145.2 million in 1999 to $130.1 million in 2000. Selling expenses on a comparable basis, decreased $6.9 million primarily as a result of reduced sales commissions in the existing Hillman Group's business and cost savings at STS associated with the 1999 Restructuring Plan. Warehouse and delivery expenses, decreased $1.8 million as a result primarily of facility reorganizations at STS. General and administrative expenses on a comparable basis decreased by $6.4 million as a result of headcount reductions associated with the 1999 Restructuring Plan at STS and reduced corporate overhead expenses.

S,G&A expenses from ongoing operations as a percentage of sales excluding Axxess, and the previously mentioned non-recurring items compared with 1999 are as follows:

                                                Twelve Months ended December 31,
                                                         2000      1999
                                                        -----      -----
         Selling Expenses                               18.4%      18.9%
         Warehouse and Delivery Expenses                 7.8%       7.8%
         General and Administrative Expenses             8.6%       9.6%
                                                        -----      -----
                  Total S,G&A Expenses                  34.8%      36.3%
                                                        =====      =====

EBITDA from ongoing operations for the year ended December 31, 2000, before the aforementioned non-recurring charges of $6.1 million was $22.7 million compared with an EBITDA loss from ongoing operations of $5.1 million in 1999 excluding the aforementioned 1999 non-recurring items. See Segment Sales and Profitability schedule for the components of EBITDA from ongoing operations for years 2000 and 1999.

The Company's consolidated operating profit margin (EBITDA as a percentage of sales) from ongoing operations increased to 5.2% in 2000 compared with a 1.3% operating loss in 1999, excluding the aforementioned items. The Hillman Group's operating profit margin increased to 16.1% in 2000 compared with 10.4% in 1999 primarily as a result of the acquisition of Axxess and operational efficiencies. Excluding the Axxess acquisition, the Hillman Group's operating profit margin was 12.0% in 2000. STS had an operating loss of 2.5% in 2000 compared with an operating loss of 4.8% before the 1999 restructuring charges related to integration and consolidation activities in the STS operation.

Interest expense, net increased $1.4 million in 2000 from $9.9 million in 1999 due primarily to the acquisition of Axxess and amortization of deferred financing fees related to the Company's December 1999 refinancing, the April 2000 amendment to the credit agreement and December 2000 Subordinated Debt Issuance.

The Company pays interest to the trust on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.2 million per annum in the aggregate. The trust distributes an equivalent amount to the holders of the Trust Preferred Securities. For the years ended December 31, 2000 and 1999, the Company paid $12.2 million in interest on the Junior Subordinated Debentures, equivalent to the amounts distributed by the trust on the Trust Preferred Securities.

See Note 6 of Notes to Consolidated Financial Statements of the Company for the three years ended December 31, 2000, for income taxes and disclosures related to 2000 and 1999 income tax events.

Years Ended December 31, 1999 and 1998

Net sales from ongoing operations decreased $49.7 million or 11.0% in 1999 to $400.2 million from $449.9 million in 1998. Sales variances by business segment are as follows:
                                         Sales Increase       (Decrease)
                                             Amount               %
                                         --------------       ----------
                                         (In thousands)
         Hillman Group                     $ 26,054             20.7 %
         STS                                (75,708)           (23.4)%
                                           --------
           Total Company                   $(49,654)           (11.0)%
                                           ========

The Hillman Group's sales increased $26.1 million or 20.7% in 1999 to $151.9 million from $125.8 million in 1998 as a result of growth from new accounts and expansion of new and existing product lines. Technology Services sales decreased $75.7 million or 23.4% in 1999 to $248.4 million from $324.1 million in 1998 as a result of the restructuring of the sales force in 1999 as well as the effects of the global economy on OEM end markets.

The Company's consolidated gross margin from ongoing operations was 34.9% in 1999 (before the inventory write-down of $2.1 million related to the 1999 Restructuring Plan) compared with 34.6% in 1998. The Hillman Group's gross margin increased 0.6% in the comparison period as a result of substantial increases in sales of keys to major U.S. hardware chains and home centers carrying higher margins than hardware and related products. Technology Services' gross margin before the aforementioned inventory charge decreased 4.0% in 1999 as a result of the decrease in sales levels in relation to the fixed cost component of cost of goods sold for service and repair facilities and changes in sales mix.

The Company's S,G&A expenses from continuing operations, before a gain on curtailment of a defined benefit plan of $5.6 million and restructuring charges of $8.1 million increased by $11.0 million to $145.2 million in 1999 from $134.2 million in 1998. Selling expenses increased $2.4 million primarily as a result of 1998 acquisition activity in the Hillman Group. Warehouse and delivery expenses increased $4.9 million as a result of integration costs for the 1998 acquisitions in the Hillman Group and facility reorganization costs at Technology Services offset slightly by decreases from cost savings associated with the 1999 Restructuring Plan. The increase in general and administrative expenses of $3.7 million is attributable to the integration of the newly acquired businesses in the Hillman Group in 1998 and increased facilities costs in the Technology Services division offset by cost savings associated with the 1999 Restructuring Plan.

S,G&A expenses from ongoing operations as a percentage of sales compared with 1998 excluding the previously mentioned non-recurring items in 1999 are as follows:

                                                Twelve Months ended December 31,
                                                       1999            1998
                                                      -------        -------
         Selling Expenses                              18.9%           16.3%
         Warehouse and Delivery Expenses                7.8%            5.8%
         General and Administrative Expenses            9.6%            7.7%
                                                       -----           -----
                  Total S,G&A Expenses                 36.3%           29.8%
                                                       =====           =====

Overall, as a percentage of sales, total S,G&A expenses increased due mainly to the decrease in sales levels in relation to the fixed cost component of S,G&A expenses.

EBITDA from ongoing operations was a loss of $5.1 million for the year ended December 31, 1999 excluding the aforementioned 1999 non-recurring items compared with $22.3 million earned in the prior year. The 1998 period excludes a charge of $1.6 million for outstanding litigation matters related to divested businesses. See Segment Sales and Profitability Schedule for the components of EBITDA from ongoing operations for years 1999 and 1998.

The Company's consolidated operating profit margin (EBITDA from ongoing operations, as a percentage of sales) and before the aforementioned non-recurring items declined to a loss of 1.3% in 1999 compared with an operating profit margin of 5.0% in the prior year. The Hillman Group's operating profit margin excluding the 1999 Restructuring Plan charges decreased to 10.4% in 1999 from 10.7% in 1998 as a result of sales discounts and allowances to attract new accounts and increased selling expenses for new field staff related primarily to 1998 acquisition activities. Technology Services had an operating loss of 4.8% in 1999 compared with an operating profit margin of 4.8% in 1998, primarily reflecting reduced 1999 sales and increased expenses related to the reorganization of sales and administrative functions.

Interest expense, net increased $2.9 million in 1999 from $7.0 million in 1998 due primarily to increased borrowings on the Company's revolving credit facility as a result of cash requirements to fund the Company's acquisition activities and working capital requirements.

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

See Note 6 of Notes to Consolidated Financial Statements of the Company for the three years ended December 31, 2000, for income taxes and disclosures related to 1999 and 1998 income tax events.

Liquidity and Capital Resources

The Company's cash position of $2.8 million as of December 31, 2000, decreased $2.5 million from the balance at December 31, 1999. Cash was provided during this period primarily from proceeds from the Kar and Harding transactions previously discussed ($105.0 million and $30.6 million, respectively), proceeds from the Subordinated Debt Issuance of $30.0 million, and cash provided by operating activities of $10.3 million. Cash was used during this period predominantly for the acquisition of Axxess Technologies ($87.0 million), repayments under the bank credit agreements (Revolver repayments of $47.7 million; Term Loan repayments of $19.0 million), repayment of a portion of the subordinated notes issued in conjunction with the acquisition of Axxess ($9.6 million), capital expenditures ($8.4 million), financing fees and related debt issuance costs ($3.3), capital lease repayments ($1.0 million) and various items that aggregated a net cash outflow of $2.4 million.

The Company's net interest coverage ratio from continuing operations for 2000 declined to 0.62x (earnings before interest, distributions on trust preferred securities and income taxes, excluding non-recurring items, over net interest expense and distributions on trust preferred securities), from 0.91x in 1999 as a result of reduced earnings and increased interest expense. However, with the issuance of $30 million in new subordinated notes at year-end 2000, the Company has improved overall liquidity and availability.

The Company's working capital position of $78.1 million at December 31, 2000, represents a decrease of $58.2 million from the December 31, 1999 level of $136.3 million. The Company's current ratio decreased to 1.93x at December 31, 2000 from 2.60x at December 31, 1999.

As of December 31, 2000, the Company had $25.4 million available under its senior secured credit facilities. The Company had $59.1 million of outstanding long-term debt at December 31, 2000, consisting of a $2.5 million senior secured term loan at 9.50%, bank revolver borrowings totaling $55.1 million at an effective interest rate of 9.50%, and capitalized lease obligations of $1.5 million at various interest rates.

As of December 31, 2000, the Company's total debt (including distributions payable) as a percentage of its consolidated capitalization (total debt, trust preferred securities and stockholders' equity) was 45.0% compared with 56.7% at December 31, 1999. The Company's consolidated capitalization (including distributions payable) as of December 31, 2000, was $231.9 million compared to $226.1 million at December 31, 1999.

On March 2, 2000, SunSource contributed the interests in the Company's Kar Products subsidiary including its Canadian operation, to a newly formed partnership affiliated with Glencoe as previously mentioned. The Company received $105 million in cash proceeds from the transaction and recorded a pre-tax gain of $49.1 million which has restored the Company's stockholders' equity to a positive position of $12.6 million at December 31, 2000 from its deficit balance of $17.2 million at December 31, 1999. In addition, SunSource's current investment in Kar or 44% ownership interest allows the Company to participate in the capital appreciation of Kar in the future with Glencoe.

On April 7, 2000, the Company acquired Axxess for a purchase price of $110.0 million composed of $87.0 million in cash and $23.0 million in Axxess subordinated notes. In connection with the sale of Harding on April 13, 2000, the Company repaid $9.6 million of these subordinated notes leaving a balance of $13.4 million, as follows: 1) a $2.4 million 15% note due April 7, 2001 and 2) an $11.0 million note which is payable in seven equal quarterly installments commencing the earlier of i) the first calendar quarter after payment in full of the term loan provided by the Company's senior lenders (the "Term Loan") or ii) March 31, 2004. Interest on the $11.0 million subordinated note ranges from prime plus 1% to prime plus 5% with a maximum rate at any time of 15%. Interest is payable upon maturity of the Axxess subordinated notes.

The Company further strengthened its financial position upon consummation of the sale of the Harding Glass business on April 13, 2000. The Company sold substantially all of the assets of Harding for a cash purchase price of $30.6 million plus the assumption of certain liabilities aggregating $12.6 million by the buyer, subject to certain post-closing adjustments. Proceeds from the sale of Harding were used by the Company as follows: 1) a repayment of bank revolver borrowings of $15.8 million (representing primarily Harding's collateral in the borrowing base), 2) a principal repayment of the Term Loan of $4.0 million, 3) a repayment of certain Axxess subordinated notes in the amount of $9.6 million, and 4) a cash reserve of $2.0 million to support the issuance of a stand by letter of credit in the same amount provided to the purchaser of Harding.

On December 28, 2000, the Company issued $30.0 million of unsecured subordinated notes maturing December 28, 2006. Interest on the Subordinated Debt Issuance is 12.5%, and interest payments are required quarterly commencing January 1, 2001. The Company issued the holder of the subordinated notes the right to purchase 285,000 shares of the Company's Common Stock at a nominal value. The cash proceeds from the Subordinated Debt Issuance were used to reduce the Company's senior credit facilities as follows: 1) a $19.7 million repayment to the Revolver which improves the Company's undrawn availability and 2) a $9.0 million repayment to the Term Loan.

The Company spent $8.4 million for capital expenditures in 2000, primarily for the building of key machines and related replacement components, plant equipment and computer hardware and software.

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

The Company has deferred tax assets aggregating $29.6 million and deferred tax liabilities of $2.2 million as of December 31, 2000, as determined in accordance with Statement of Financial Accounting Standards ("SFAS") 109. Management believes that the Company's deferred tax assets will be realized through the reversal of existing temporary differences between the financial statement and tax bases, as well as through future taxable income.

Year 2000 Issue

All of the Company's operating segments successfully met the year 2000 compliance requirement for proprietary and purchased software, and machinery and equipment utilized in the daily business process. In addition, the Company's suppliers and customers did not experience any material year 2000 compliance-related problems of which the Company is aware.

All operating divisions continued to monitor their non-critical processing software to ensure that all non-critical programs have been successfully executed in the year 2000.

The Company's established Year 2000 compliance budget of $1.7 million, funded from operating cash flows, was adequate. In addition, the Company did not incur any significant expenses related to the Year 2000 compliance issue during 2000.

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

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("the FASB") issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities, and requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. In June 1999, the FASB issued SFAS 137, which defers the implementation of SFAS 133. The Company will be required to implement SFAS 133 in fiscal year 2001. Management has determined that SFAS 133 will not have any material impact on the Company's financial statements.

On June 26, 2000 the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101B which extended the implementation date of SAB 101, "Revenue Recognition" to the three-month period ending December 31, 2000. SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. The adoption of SAB 101 has not had a material impact on the Company's financial position and results of operations.

Forward Looking Statements

Certain disclosures related to the New York Stock Exchange listing, acquisitions and divestitures, the 1999 Restructuring Plan, the financing arrangements and capital expenditures contained in this report involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements on our current expectations, assumptions and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Actual results could differ materially from those currently anticipated as a result of a number of factors, including the risks and uncertainties discussed under captions "Risk Factors" - Restructuring, Risks Associated with Acquisitions and the New York Stock Exchange Listing set forth in Item 1 of this Form 10-K. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements.

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

Item 7A - Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8 - Financial Statements and Supplementary Data.



                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

                                                                         Page

Report of Independent Accountants                                         32

Financial Statements:

Consoldated Balance Sheets, December 31, 2000 and 1999                    33

Consolidated Statements of Operations, Years ended
  December 31, 2000, 1999 and 1998                                        34

Consolidated Statements of Cash Flows, Years ended
  December 31, 2000, 1999 and 1998                                        35

Consolidated Statements of Changes in Stockholders'
  Equity (Deficit) for the Years ended
  December 31, 2000 and 1999                                              36

Notes to Consolidated Financial Statements                               37-65

Financial Statement Schedules:

Valuation Accounts                                                        66

                        Report of Independent Accountants




The Board of Directors
  SunSource Inc.


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of SunSource Inc. and its subsidiaries at December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ending December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and the significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 8, 2001

                         SUNSOURCE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                                                     December 31,       December 31,
                                                   ASSETS                                                2000                1999
                                                                                                     ------------       ------------
Current assets:
  Cash and cash equivalents                                                                            $  2,811            $  5,275
  Restricted cash                                                                                        10,955                   -
  Accounts receivable, net of
    allowance for doubtful accounts of
    $1,400 and $2,064, respectively                                                                      46,912              63,319
  Inventories                                                                                            78,658              90,113
  Deferred income taxes                                                                                  14,483               9,706
  Net assets held for sale and liquidation                                                                1,767              37,079
  Income taxes receivable                                                                                    27              11,022
  Other current assets                                                                                    6,167               5,123
                                                                                                       --------            --------
      Total current assets                                                                              161,780             221,637
Property and equipment, net                                                                              58,314              17,199
Goodwill and other intangibles (net of accumulated amortization
  of $14,228 and $19,786, respectively)                                                                  77,949              52,154
Deferred financing fees                                                                                   5,835               3,493
Deferred income taxes                                                                                    15,118               5,865
Cash surrender value of life insurance policies                                                               -              14,190
Other assets                                                                                              3,145               7,088
                                                                                                       --------            --------
      Total assets                                                                                     $322,141            $321,626
                                                                                                       ========            ========


                               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                                                     $ 39,785            $ 42,531
  Notes payable                                                                                             624                 376
  Current portion of capitalized lease obligations                                                          915                 923
  Dividends / distributions payable                                                                       1,019               1,019
  Deferred tax liability                                                                                    594                   -
  Current portion of unsecured subordinated notes                                                         2,677                   -
  Current portion of long term senior bank debt                                                             375               3,750
  Accrued expenses:
    Salaries and wages                                                                                    4,307               5,337
    Income and other taxes                                                                                6,605               4,891
    Accrued liabilities on discontinued operations                                                        2,407               2,703
    Other accrued expenses                                                                               25,520              23,740
                                                                                                       --------            --------
      Total current liabilities                                                                          84,828              85,270
Long term unsecured subordinated notes                                                                   40,960                   -
Long term senior bank debt                                                                                2,125              17,750
Bank revolving credit                                                                                    55,111             102,791
Capitalized lease obligations                                                                               627               1,509
Deferred compensation                                                                                     7,868              14,173
Deferred tax liability                                                                                    1,629                   -
Other liabilities                                                                                         1,541               2,148
                                                                                                       --------            --------
      Total liabilities                                                                                 194,689             223,641
                                                                                                       --------            --------

Guaranteed preferred beneficial interests in the
 Company's junior subordinated debentures                                                               114,848             115,200
                                                                                                       --------            --------

Commitments and contingencies

Stockholders' equity (deficit):
  Preferred stock, $.01 par, 1,000,000 shares
   authorized, none issued                                                                                    -                   -
  Common stock, $.01 par, 20,000,000 shares authorized,
   7,352,137 issued and 6,873,037 outstanding at December 31, 2000,
   7,228,556 issued and 6,749,456 outstanding at December 31, 1999,                                          74                  72
  Additional paid-in capital                                                                             22,808              21,342
  Accumulated deficit                                                                                      (617)            (25,297)
  Unearned compensation                                                                                    (428)               (283)
  Accumulated other comprehensive loss                                                                     (528)             (4,344)
  Treasury stock, at cost, 479,100 shares                                                                (8,705)             (8,705)
                                                                                                       --------            --------
      Total stockholders' equity (deficit)                                                               12,604             (17,215)
                                                                                                       --------            --------

      Total liabilities and stockholders'
        equity (deficit)                                                                               $322,141            $321,626
                                                                                                       ========            ========

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SUNSOURCE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,
                (dollars in thousands, except for share amounts)

                                                                                   2000                 1999                 1998
                                                                               ----------           ----------           ----------
Net sales                                                                      $  459,826           $  541,250           $  600,293
Cost of sales                                                                     272,682              312,966              348,125
Cost of sales - Inventory write-down
  related to restructuring (Note 1)                                                     -                2,130                    -
                                                                               ----------           ----------           ----------
   Gross profit                                                                   187,144              226,154              252,168
                                                                               ----------           ----------           ----------

Operating expenses:
  Selling, general and administrative expenses                                    166,057              217,271              207,628
  Depreciation                                                                      9,455                4,244                4,169
  Amortization                                                                      3,369                1,840                1,669
                                                                               ----------           ----------           ----------
   Total operating expenses                                                       178,881              223,355              213,466
                                                                               ----------           ----------           ----------


Restructuring charges and asset write-down (Note 1)                                     -                8,118                    -
Gain (loss) on curtailment/termination of
  defined benefit pension plan (Note 16)                                           (5,204)               5,608                    -
Contribution to defined
  contribution plan (Note 16)                                                         925                    -                    -
Provision for litigation matters -
  divested operations                                                                   -                    -                1,600
Other income                                                                          181                  682                  205
                                                                               ----------           ----------           ----------

   Income from operations                                                           4,165                  971               37,307

Interest expense, net                                                              11,286                9,875                6,981
Distributions on guaranteed preferred
 beneficial interests                                                              12,232               12,232               12,232
Gain on contributions of subsidiaries (Note 4)                                     49,115                    -                    -
Equity in earnings of affiliate (Note 4)                                            2,438                    -                    -
                                                                               ----------           ----------           ----------
   Income (loss) from continuing operations
     before provision (benefit) for income taxes                                   32,200              (21,136)              18,094

Provision (benefit) for income taxes                                                4,910               (9,815)               6,577
                                                                               ----------           ----------           ----------

   Income (loss) from continuing operations                                        27,290              (11,321)              11,517
                                                                               ----------           ----------           ----------

Discontinued operations (Note 1)
  Income (loss) from operations of discontinued
    segments, less applicable income taxes of
    ($110), ($873) and $2,172, respectively                                          (109)              (1,981)               2,300
  Loss on disposal of discontinued
    segments, less applicable income taxes
    of ($7,393) in 2000                                                            (2,501)             (23,834)                   -
                                                                               ----------           ----------           ----------
      Income (loss) from discontinued operations                                   (2,610)             (25,815)               2,300
                                                                               ----------           ----------           ----------

Income (loss) before extraordinary item                                            24,680              (37,136)              13,817

Extraordinary loss from early extinguishment
    of debt, less applicable income taxes of
    ($126) (Note 7)                                                                     -                 (235)                   -
                                                                               ----------           ----------           ----------

    Net income (loss)                                                          $   24,680           $  (37,371)          $   13,817
                                                                               ==========           ==========           ==========


Income (loss) per common share - basic:
  Income (loss) from continuing operations                                     $     3.98           $    (1.68)          $     1.67
  Income (loss) from operations of discontinued
    segments, net of taxes                                                          (0.02)               (0.30)                0.33
  Loss on disposal of discontinued
    segments, net of taxes                                                          (0.36)               (3.53)                   -
                                                                               ----------           ----------           ----------
  Income (loss) before extraordinary item                                            3.60                (5.51)                2.00
  Extraordinary loss from early extinguishment
    of debt, net of taxes                                                               -                (0.03)                   -
                                                                               ----------           ----------           ----------
  Net income (loss) per common share - basic                                   $     3.60           $    (5.54)          $     2.00
                                                                               ==========           ==========           ==========

Weighted average number of
  outstanding common shares (Note 15)                                           6,856,549            6,747,142            6,907,318

Income (loss) per common share - assuming dilution:
  Income (loss) from continuing operations                                     $     3.97           $    (1.68)          $     1.67
  Income (loss) from operations of discontinued
    segments, net of taxes                                                          (0.02)               (0.30)                0.33
  Loss on disposal of discontinued
    segments, net of taxes                                                          (0.36)               (3.53)                   -
                                                                               ----------           ----------           ----------
  Income (loss) before extraordinary item                                            3.59                (5.51)                2.00
  Extraordinary loss from early extinguishment
    of debt, net of taxes                                                               -                (0.03)                   -
                                                                               ----------           ----------           ----------
  Net income (loss) per common share - assuming dilution                       $     3.59           $    (5.54)          $     2.00
                                                                               ==========           ==========           ==========

Weighted average number of
  outstanding common shares
  for purposes of computing dilution (Note 15)                                  6,880,613            6,747,142            6,907,318


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SUNSOURCE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,
                             (dollars in thousands)

                                                                                   2000                1999                 1998
                                                                               ----------           ----------           ----------
Cash flows from operating activities:
  Net income (loss)                                                            $   24,680           $  (37,371)          $   13,817
  Adjustments to reconcile net income (loss) to net
   cash provided by (used for) operating activities:
     Depreciation and amortization                                                 12,824                6,084                5,838
     Restructuring charges and asset write-down                                         -               10,248                    -
     Extraordinary loss                                                                 -                  235                    -
     Loss (income) from discontinued operations before taxes                       10,113               26,688               (4,472)
     Gain on contribution from subsidiaries                                       (49,115)                   -                    -
     Gain on sale of division                                                           -                 (365)                   -
     Deferred income tax (benefit) provision                                       (8,938)              (2,759)               1,025
     Loss (gain) on termination/curtailment of pension plans                        5,204               (5,608)                   -
     Gain on termination of pension plan contributed to
       defined contribution plan                                                     (925)                   -                    -
     Equity in earnings of affiliate                                               (2,438)                   -                    -
     Changes in current operating items:
        Decrease (increase) in accounts receivable                                  8,455                9,599               (4,155)
        Decrease (increase) in inventories                                          5,225                1,791               (9,569)
        Decrease (increase) in income taxes receivable                             10,995              (11,022)                   -
        Decrease (increase) in other current assets                                 2,222                 (720)                (932)
       (Decrease) increase in accounts payable                                     (4,866)              (6,701)               8,168
       (Decrease) increase) in other accrued liabilities                           (4,507)                 730                3,386
     Other items, net                                                               1,340                 (777)              (2,180)
                                                                               ----------           ----------           ----------

    Net cash provided by (used for) operating activities                           10,269               (9,948)              10,926
                                                                               ----------           ----------           ----------

Cash flows from investing activities:
  Proceeds from contribution of subsidiaries                                      105,000                    -                    -
  Costs associated with contribution of subsidiaries                                 (655)                   -                    -
  Proceeds from sale of discontinued operations                                    30,592                    -                    -
  Costs associated with sale of discontinued operations                            (2,023)                   -                    -
  Proceeds from sale of property and equipment                                      1,523                5,064                   69
  Proceeds from sale of division                                                        -                8,827                    -
  Increase in net assets held for sale and liquidation                               (949)             (17,459)              (5,248)
  Payments for acquired businesses, net of cash                                   (87,000)                   -              (10,839)
  Capital expenditures                                                             (8,445)              (4,730)              (6,200)
  Investment in life insurance policies                                                 -               (1,300)                (903)
  Other investing activities, net                                                    (467)              (1,349)                 163
                                                                               ----------           ----------           ----------

    Net cash provided by (used for) investing activities                           37,576              (10,947)             (22,958)
                                                                               ----------           ----------           ----------

Cash flows from financing activities:
  Proceeds from issuance of unsecured subordinated notes                           30,000                    -
  Proceeds from issuance of long term debt                                              -               25,000                    -
  Net proceeds from issuance of common stock                                            -                    -               20,813
  Borrowings (repayments) under bank credit agreements, net                       (47,680)              67,791                2,000
  Repayment of long term debt                                                     (19,000)             (63,500)                   -
  Repayment of subordinated notes                                                  (9,600)                   -                    -
  Purchase of treasury stock at cost                                                    -                 (325)              (8,380)
  Cash distributions / dividends to investors                                           -               (1,350)              (4,848)
  Borrowimgs (repayments) under other credit facilities, net                          248                 (420)                (185)
  Principal payments under capitalized lease obligations                             (974)                (300)                (210)
  Other financing activities                                                       (3,303)              (3,522)                   -
                                                                               ----------           ----------           ----------

    Net cash (used for) provided by financing activities                          (50,309)              23,374                9,190
                                                                               ----------           ----------           ----------

Net (decrease) increase in cash and cash equivalents                               (2,464)               2,479               (2,842)

Cash and cash equivalents at beginning of period                                    5,275                2,796                5,638
                                                                               ----------           ----------           ----------

Cash and cash equivalents at end of period                                     $    2,811           $    5,275           $    2,796
                                                                               ==========           ==========           ==========


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        SUNSOURCE INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 2000

                             (dollars in thousands)


                                                                                Retained                         Accumulated
                                                              Additional        Earnings/                           Other
                                                  Common        Paid-in       (Accumulated       Unearned       Comprehensive
                                                   Stock        Capital       Deficit) (2)     Compensation        Loss (1)
                                                  ------      ----------      ------------     ------------     ---------------
Beginning Balance - December 31, 1998              $ 72         $ 21,099         $ 12,748         $ (229)         $ (4,596)

  Net loss                                                                        (37,371)

  Change in cumulative foreign
   translation adjustment                                                                                              252


  Comprehensive income


  Issuance of 11,293 shares of common stock
   to certain non-employee directors                                 119

  Dividends declared on common stock                                                 (674)

  Repurchase of 18,000 shares of common stock

  Stock options granted at a discount                                124                            (124)

  Amortization of stock option discount                                                               70
                                                   ----         --------         --------         ------            ------
Ending Balance - December 31, 1999                   72           21,342          (25,297)          (283)           (4,344)

  Net income                                                                       24,680

  Change in cumulative foreign
   translation adjustment                                                                                             (396)

  Contribution of subsidiaries                                                                                       1,495

  Write-off for discontinued operations                                                                              2,717


  Comprehensive income


  Issuance of 23,581 shares of common stock
   to certain non-employee directors                  1              105

  Grant of 100,000 shares of restricted stock         1              464                            (465)

  Grant of warrants on financing agreement                           897

  Amortization of stock option discount                                                               80

  Amortization of vested portion of
   restricted stock                                                                                  240
                                                   ----         --------         --------         ------            ------
Ending Balance - December 31, 2000                 $ 74         $ 22,808         $   (617)        $ (428)           $ (528)
                                                   ====         ========         ========         ======            ======


                                                                      Total
                                                                  Stockholders'
                                                  Treasury          (Deficit)
                                                    Stock            Equity
                                                  --------        -------------
Beginning Balance - December 31, 1998             $ (8,380)         $ 20,714

  Net loss                                                           (37,371)

  Change in cumulative foreign
   translation adjustment                                                252

                                                                     --------
  Comprehensive income                                               (37,119)
                                                                     --------

  Issuance of 11,293 shares of common stock
   to certain non-employee directors                                     119

  Dividends declared on common stock                                    (674)

  Repurchase of 18,000 shares of common stock         (325)             (325)

  Stock options granted at a discount                                      -

  Amortization of stock option discount                                   70
                                                  --------          --------
Ending Balance - December 31, 1999                  (8,705)          (17,215)

  Net income                                                          24,680

  Change in cumulative foreign
   translation adjustment                                               (396)

  Contribution of subsidiaries                                         1,495

  Write-off for discontinued operations                                2,717

                                                                     -------
  Comprehensive income                                                28,496
                                                                     -------

  Issuance of 23,581 shares of common stock
   to certain non-employee directors                                     106

  Grant of 100,000 shares of restricted stock                              -

  Grant of warrants on financing agreement                               897

  Amortization of stock option discount                                   80

  Amortization of vested portion of
   restricted stock                                                      240
                                                  --------          --------
Ending Balance - December 31, 2000                $ (8,705)         $ 12,604
                                                  ========          ========

(1) Cumulative foreign translation adjustment represents the only item of other comprehensive income.

(2) Accumulated deficit in 2000 includes $709 in undistributed earnings related to the Company's investment in G-C Sun Holdings, L.P. which the Company accounts for under the equity mehtod.

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                (dollars in thousands, except per share amounts)

1. Basis of Presentation:

The accompanying financial statements include the consolidated accounts of SunSource Inc. (the "Company" or "SunSource") and its indirect wholly-owned subsidiaries including The Hillman Group, Inc. (the "Hillman Group"), SunSource Technology Services, Inc. ("Technology Services"or "STS"), SunSub C, formerly Harding Glass, Inc. ("Harding") and SunSource Capital Trust (the "Trust"). For 1998 the accompanying financial statements include the consolidated accounts of the Company, its predecessor, SunSource L.P. (the "Partnership"), and its wholly-owned subsidiaries including SDI Operating Partners, L.P. (the "Operating Partnership") and the Trust. All significant inter-company balances and transactions have been eliminated.

Effective with the close of business on December 31, 1998, the Company reorganized the Operating Partnership by contributing its assets and liabilities to newly-formed, indirect, wholly-owned corporate subsidiaries organized according to the Company's current operating structure (the "Reorganization"). As a result of the Reorganization, the Operating Partnership and its general partner, SDI Partners I, L.P.(the "G.P.") cease to exist. In connection with the Reorganization, the Company amended its debt financing agreements (see Notes 10 and 11).

Nature of Operations:

The Company is one of the leading providers of value-added services and products to retail and industrial markets in North America. The Company currently operates through two segments: (1) the Hillman Group and (2) Technology Services. The Company also has an investment in an affiliate, G-C Sun Holdings, L.P., operating as Kar Products.

The Hillman Group provides small hardware-related products, keys and accessories and identification items including merchandising services to retail outlets, primarily hardware stores, home centers, lumberyards and mass merchants. STS provides engineering, repair and fabrication services as well as parts and equipment to manufacturers throughout the U.S. and Canada. Kar Products distributes maintenance and repair parts and offers customized inventory management services to commercial and industrial customers of all sizes in the U.S. and Canada.

The Hillman Group and STS accounted for 49%, and 51% respectively, of the Company's consolidated 2000 net sales from ongoing operations. On a consolidated basis, the Company has over 50,000 customers, the largest of which accounted for less than 10% of net sales. The Company's foreign sales in Canada accounted for less than 5% of its consolidated 2000 net sales. The average single sale was less than four hundred dollars. Sales performance is tied closely to the overall performance of the non-defense-goods producing sector of Gross Domestic Product in the United States.

 Discontinued Operations:

In December 1999, the Company's Board of Directors approved management's plan to dispose of the Company's Harding business. In December 2000, the Company's Board of Directors also approved management's plan to liquidate the Company's Integrated Supply - Mexico business (the "Mexican segment"). Accordingly, Harding and the Mexican segment have been accounted for as discontinued operations with results of operations segregated from results of the Company's

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                (dollars in thousands, except per share amounts)

1. Basis of Presentation, continued:

Discontinued Operations, continued:

ongoing businesses including restatement of the prior periods presented. On April 13, 2000, the Company consummated the sale of Harding. SunSource expects to complete the liquidation of the Mexican Segment by June 30, 2001. See Note 4, Acquisitions and Divestitures.

For the year ended December 31, 1999, the Company recorded an after-tax loss of $2,188 from Harding's operations and an estimated loss on its expected disposal of $23,834 unadjusted for any potential future tax benefits. For the year ended December 31, 2000, the Company recorded an additional loss on disposal of the discontinued Harding segment of $5,322 less an income tax benefit of $7,191. Through December 31, 2000, the Company has recorded a loss on disposal of the discontinued Harding segment of $21,965 in the aggregate, net of tax benefits.

The estimated loss recorded during the year ended December 31, 2000 on the liquidation of the Mexican segment was $4,370 net of an income tax benefit of $202.

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                (dollars in thousands, except per share amounts)

1. Basis of Presentation, continued:

Discontinued Operations, continued:

Following is summary financial information for the Company's discontinued Harding and Mexican operations:

                                       2000               1999                1998
                                     -------           ----------          ----------
Net Sales:
  Harding                            $27,966           $  118,282          $   94,952
  Mexican segment                     16,889               14,402              17,225
                                     -------           ---------           ----------
Consolidated net sales               $44,855           $  132,684          $  112,177
-------------------------------------------------------------------------------------
Income (loss) from
Discontinued operations:

  Before income taxes
    Harding                          $    --            $  (3,268)         $    3,522
    Mexican segment                     (219)                 414                 950
                                     -------           ----------          ----------
  Total income (loss) from
   discontinued operations
   before income taxes               $  (219)          $   (2,854)          $   4,472

  Income tax benefit (expense):
    Harding                               --                1,080              (1,562)
    Mexican segment                      110                 (207)               (610)
                                     -------           ----------          ----------
  Total income tax
     benefit (expense)               $   110           $      873          $   (2,172)
                                     -------           ----------          ----------


  Net income (loss) from
   discontinued operations:
    Harding                          $    --           $   (2,188)         $    1,960
    Mexican segment                     (109)                 207                 340
                                     -------           ----------          ----------
 Total net income (loss)
  from discontinued operations       $  (109)          $   (1,981)         $    2,300
                                     -------           ----------          ----------

Loss on disposal:
    Harding                          $(5,322)          $  (23,834)         $       --
    Mexican segment                   (4,572)                  --                  --
                                     -------           ----------          ----------
Total loss on disposal               $(9,894)          $  (23,834)         $       --
                                     -------           ----------          ----------

Income tax benefit on disposal:
    Harding                          $ 7,191           $       --          $       --
    Mexican segment                      202                   --                  --
                                     -------           ----------          ----------
Total tax benefit
 on disposal                         $ 7,393           $       --          $       --
                                     -------           ----------          ----------
Total income (loss) from
   Discontinued operations:
    Harding                          $ 1,869           $  (26,022)          $   1,960
    Mexican segment                   (4,479)                 207                 340
                                     -------           ----------          ----------
Total income (loss)
 from discontinued operations        $(2,610)          $  (25,815)          $   2,300
                                     =======           ==========          ==========

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                (dollars in thousands, except per share amounts)

1. Basis of Presentation, continued:

Discontinued Operations, continued:

As of December 31, 2000 and 1999, the Company had net assets held for sale of the discontinued operations of $1,767 and $37,079, respectively, consisting of receivables, inventories, prepaid assets, and property and equipment, and accrued liabilities of $2,407 and $2,703, respectively, reserved for the loss on disposal of the discontinued segments.

Conversion to Corporate Form:

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

1999 Restructuring Charges and Asset Write-downs:

On June 29, 1999, the Board of Directors of SunSource Inc. approved the Company's restructuring plan to reposition Technology Services and Kar Products, write-down impaired assets at the Hillman Group, and realign corporate overhead expenses. As a result of this plan, the Company recorded a restructuring charge of $10,248.

The Technology Services charge and write-downs aggregated $5,392 including termination benefits of $2,744, an inventory write-down of $2,130, other exit costs of $415 and a write-down of unamortized leasehold improvements of $103. The termination benefits of $2,744 covered approximately 94 employees. The other exit costs and write-down of unamortized leasehold improvements were related to lease buyouts and losses on the sale of owned facilities as a result of Technology Services' facilities consolidation. The inventory write-down of $2,130 was the result of a reduction in vendor lines resulting principally from the facility consolidation process.

The Kar Products charge amounted to $1,020 comprised solely of termination benefits for about 10 employees.

The Hillman Group's asset write-down was $3,300 and was primarily the result of the Hillman Group's decision not to seek recovery of key machines from retailers. The write-down represented the total net book value of key machines that had been capitalized as of June 30, 1999.

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

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                (dollars in thousands, except per share amounts)

1.  Basis of Presentation, continued:

1999 Restructuring Charges and Asset Write-downs, continued:

The following table summarizes the restructuring costs and asset write-downs charged, the balance sheet classification, and payments or adjustments made during 2000.
                                                             Other
                                              Termination     Exit
                                                Benefits     Costs       Total
                                              -----------    -----      -------
Opening Balance January 1, 2000:
Current - other accrued expense                 $ 1,722      $ 111        1,833
Long-term - other liabilities                       494         --          494
                                                -------      -----      -------
     Totals                                     $ 2,216      $ 111      $ 2,327
                                                -------      -----      -------
Payments/charges during year-
ended December 31, 2000:
Current-other accrued expense
  payments                                      $(1,921)     $(111)     $(2,032)
                                                -------      -----      -------

Ending Balance Dec. 31, 2000:
Current - other accrued expense                 $   295      $  --      $   295
Long-term - other liabilities                        --         --           --
                                                -------      -----      -------
     Totals                                     $   295      $  --      $   295
                                                =======      =====      =======

The Board's approval of the restructuring plan provided the Company's management with the authority to involuntarily terminate employees. The Company established the levels of benefits that the terminated employees received and informed the employees of their termination benefits prior to the close of business on June 30, 1999. Termination payments to date represent severance payments for approximately 106 employees. The remaining $295 in other accrued expense at December 31, 2000, is primarily associated with termination benefits.

2.  Summary of Significant Accounting Policies:

Cash Equivalents:

Cash equivalents consist of commercial paper, U.S. Treasury obligations and other liquid securities purchased with initial maturities less than 90 days and are stated at cost which approximates market value.

Restricted Cash:

Restricted cash represents cash received as a result of the surrender of life insurance policies by the Company on December 29, 2000 and held in a Rabbi Trust to fund deferred compensation liabilities due to the Company's employees. (See
Note 13.)

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                (dollars in thousands, except per share amounts)

2. Summary of Significant Accounting Policies, continued:

Inventories:

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

Depreciation:

For financial accounting purposes, depreciation, including that related to plant and equipment acquired under capital leases, is computed on the straight-line method over the estimated useful lives of the assets, generally three to thirty years, or, if shorter, over the terms of the related leases.

Goodwill and Other Intangible Assets:

Goodwill related to the excess of acquisition cost over the fair value of net assets acquired in the acquisition of Axxess Technologies, Inc. ("Axxess") and the purchase of inventory and other assets of the Sharon-Philstone division of Pawtucket Fasteners, L.P. ("Sharon-Philstone") discussed in Note 4 is amortized on a straight-line basis over twenty-five years. All other goodwill related to the excess of acquisition cost over the fair value of net assets acquired is amortized on a straight-line basis over forty years. Other intangible assets arising principally from acquisitions are amortized on a straight-line basis over periods ranging from three to ten years.

Long-Lived Assets:

Under the provisions of Statement of Financial Accounting Standard ("SFAS") 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company has evaluated its long-lived assets and certain identifiable intangibles including goodwill for financial impairment, and will continue to evaluate them, based on the estimated undiscounted future cash flows, as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. See Note 1, "Restructuring Charges" for information on the write-down of assets related to the Hillman Group's key machines.

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

Revenue Recognition:

Revenue from sales of products is recorded upon the passing of title and risks of ownership which usually occurs upon the shipment of goods.

Fair Value of Financial Instruments:

Cash, accounts receivable, short-term borrowings, accounts payable, accrued liabilities and bank revolving credit are reflected in the consolidated financial statements at fair value due to short-term maturity or revolving nature of these instruments. The fair values of the Company's debt instruments are disclosed in Note 11. The fair value of the Trust Preferred Securities is disclosed in Note 14.

Translation of Foreign Currencies:

The translation of applicable foreign-currency-based financial statements into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period.

Exchange adjustments resulting from foreign currency transactions are recognized in net income and were immaterial for the three years ended December 31, 2000.

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

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                (dollars in thousands, except per share amounts)

3. Recent Accounting Pronouncements:

In June 1998, the Financial Accounting Standards Board ("the FASB") issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities, and requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. In June 1999, the FASB issued SFAS 137, which defers the implementation of SFAS 133. The Company will be required to implement SFAS 133 in fiscal year 2001. The adoption of SFAS 133 has not had a material impact on the Company's financial statements.

On June 26, 2000 the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101B which extended the implementation date of SAB 101, "Revenue Recognition" to the three-month period ending December 31, 2000. SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. Management has determined that the adoption of SAB 101 has not had a material impact on the Company's financial position and results of operations.

4. Acquisitions and Divestitures:

During 1998, Hillman acquired the assets of three companies that supply keys, letters, numbers and signs and other products to retail hardware stores, which were integrated into its existing operations. Net cash consideration paid for the acquired businesses, including transaction costs, was $10,839, including goodwill of $7,009, and the assumption of certain liabilities of $1,132.

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

On March 2, 2000, the Company contributed the interests in its Kar Products, Inc. and A & H Bolt & Nut Company Limited operations (collectively, the "Kar" or "Kar Products" business) to a newly-formed partnership affiliated with Glencoe Capital, L.L.C. ("Glencoe"). Glencoe contributed cash equity to the new partnership, G-C Sun Holdings L.P. ("G-C"). The Company received $105,000 in cash proceeds from the transaction through repayment of assumed debt by G-C and retained a 49% minority ownership in G-C. Affiliates of Glencoe hold a controlling interest in G-C. SunSource recorded a pre-tax gain on the transaction of approximately $49,115 in the first quarter of 2000. Sales from Kar aggregated $22,122 from January 1, 2000 to March 2, 2000, and $124,724 for the year ended December 31, 1999. The Company accounts for its investment in the partnership under the equity method. As of December 31, 2000, SunSource's consolidated balance sheet includes $1,030 in other assets which represents the Company's investment in G-C.

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                (dollars in thousands, except per share amounts)

4. Acquisitions and Divestitures, continued:

On April 7, 2000, the Company acquired Axxess Technologies, Inc. ("Axxess" or "Axxess Technologies") of Tempe, Arizona through a stock merger transaction. Axxess is a manufacturer of key duplication and identification systems. The transaction was structured as a purchase of 100% of the stock of the privately held company and repayment of outstanding Axxess debt in exchange for $87,000 in cash and $23,000 in subordinated notes. In connection with the sale of Harding on April 13, 2000, the Company repaid $9,600 of these subordinated notes leaving a balance of $13,400 comprised as follows: 1) a $2,400 15% note due April 7, 2001 and 2) an $11,000 note which is payable in seven equal quarterly installments commencing the earlier of i) the first calendar quarter after payment in full of the Term Loan extended by the Company's senior lenders or ii) March 31, 2004. Interest on the $11,000 subordinated note ranges from prime plus 1% to prime plus 5% with a maximum rate at any time of 15%. The aggregate consideration for the transaction was $111,537, including $87,000 in cash, $23,000 in subordinated notes and transaction costs of $1,537, plus the assumption of certain liabilities aggregating $13,924. Axxess recorded goodwill and other intangible assets of $48,085 related to this acquisition. Axxess sales aggregated $20,012 for the three months ended March 31, 2000, and $82,132 for the year ended December 31, 1999. Axxess' results of operations are included in the results of the Hillman Group from the date of acquisition.

On April l3, 2000, the Company sold substantially all of the assets of Harding for a cash purchase price of $30,592 plus the assumption by the buyer of certain liabilities aggregating $12,693, subject to certain post-closing adjustments.

On October 4, 2000, the Company's Kar Products affiliate through the partnership formed with Glencoe Capital acquired all of the outstanding stock of Brampton Fastener Co. Limited, d/b/a Brafasco, based in Toronto, Canada. G-C purchased the outstanding stock of Brafasco for cash and notes. Brafasco is a supplier of maintenance and repair products serving primarily industrial customers. Brafasco had sales of $26,623 ($CDN) for the year ended December 31, 1999. As a result of this transaction, the Company holds a 44% ownership in the Kar Products affiliate.

On November 3, 2000, the Company's Hillman Group subsidiary purchased inventory and other assets of the Sharon-Philstone division of Pawtucket Fasteners, L.P. of Rhode Island. The Hillman Group assumed the sales and servicing of the Sharon-Philstone division, distributors of fasteners to the retail hardware marketplace with current annual sales of approximately $14,000. The purchase price was $1,870 for inventory and other assets acquired at closing and a commitment to purchase additional inventory and other assets in the amount of approximately $3,928 over the next fourteen months, subject to certain post-closing adjustments.

In December 2000, the Board approved a plan to liquidate the Mexican segment which provided comprehensive inventory management services of maintenance, repair and operating materials to large manufacturing plants in Mexico. The Company recorded a pre-tax loss on liquidation of approximately $4.6 million representing non-cash charges for accumulated translation losses, the write-down of inventories and other assets, and other liquidation costs. The Company expects to complete the liquidation process during the first half of 2001.

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                (dollars in thousands, except per share amounts)

4. Acquisitions and Divestitures, continued:

The following disclosures indicate the Company's estimate of financial results had the 2000 acquisitions been consummated on January 1, 1999:

                                                                Pro forma
                                                         -----------------------
                                                            2000          1999
                                                         ---------     ---------
   Net sales                                             $479,838      $623,382
   Income (loss) before discontinued operations
     and extraordinary loss                                27,736       (13,185)
   Net income (loss)                                       25,126       (39,235)
   Basic earnings per share:
         Before discontinued operations
           and extraordinary loss                        $   4.04        ($1.95)
         Net income (loss)                               $   3.66        ($5.82)
   Diluted earnings per share:
         Before discontinued operations
           and extraordinary loss                        $   4.03        ($1.95)
         Net income (loss)                               $   3.65        ($5.82)

5. Related Party Transactions:

From January 1, 1997 through September 30, 1998, a former member of the Company's Board of Directors was a partner in a law firm which represented the Company in various matters. Payments to this law firm were $389 in 1998. Amounts payable to this law firm were $109 at December 31, 1998.

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

6. Income Taxes:

The total income tax provision (benefit) was allocated for the three years ended December 31, of 2000 as follows:

                                            2000            1999          1998
                                          --------       ---------      -------

Continuing operations                     $  4,910       $ (9,815)      $ 6,577
Discontinued operations                     (7,503)          (873)        2,172
Extraordinary item--early
  extinguishment of debt                        --           (126)           --
                                          --------       --------       -------
Total tax provision (benefit)             $ (2,593)      $(10,814)      $ 8,749
                                          ========       ========       =======

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                (dollars in thousands, except per share amounts)

6. Income Taxes, continued:

The components of the Company's provision (benefit) for income taxes from continuing operations are as follows for the three years ended December 31, 2000:

                                               2000         1999          1998
                                             --------     --------      --------
  Current:
  -------
   Federal & State                           $ 2,522      $(6,826)      $ 3,799
   Foreign                                      (159)         206         1,121
                                             -------      -------       -------
     Total current                             2,363       (6,620)        4,920
                                             -------      -------       -------
  Deferred:
  --------
   Federal & State                               317       (3,404)        1,822
   Foreign                                        --          209          (165)
                                             -------      -------       -------
     Total deferred                              317       (3,195)        1,657
                                             -------      -------       -------

  Valuation allowance                          2,230           --            --
                                             -------      -------       -------

     Provision (benefit) for income taxes    $ 4,910      $(9,815)      $ 6,577
                                             =======      =======       =======


The Company has U.S. federal net operating loss ("NOL") carryforwards for tax purposes, totaling $29,600 as of December 31, 2000, that are available to offset future taxable income. These carryforwards expire in 2019.

The Company has state net operating loss carryforwards with an aggregate tax benefit of $6,317 which expire from 2001 to 2018. A valuation allowance of $6,140 has been established for these deferred tax assets.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                (dollars in thousands, except per share amounts)

6. Income Taxes, continued:

The table below reflects the significant components of the Company's net deferred tax assets and liabilities at December 31, 2000 and 1999:

                                                                 2000                                1999
                                                      -------------------------          ------------------------------
                                                       Current      Non current           Current          Non current
  Deferred Tax Assets:
    Inventory                                         $  6,254              --           $ 5,441                 --
    Bad debt reserve                                     1,018              --               757                 --
    Deferred Compensation                                2,407         $ 2,433                --            $ 3,494
    Federal net operating loss                              --          10,064             3,108                 --
    State net operating loss                                --           6,317                --                 --
    Tax credit carryforwards                                --             986                --                 --
    Transaction costs                                       --             882                --                706
    Property, Plant and equipment                           --              --                --              1,030
    Federal Capital loss                                    --              --             6,857                 --
     carryforwards
    Miscellaneous                                        4,804             575             1,923              1,846
                                                      --------        ---------          -------            -------
    Total gross deferred assets                         14,483          21,258            18,086              7,076

  Valuation Allowance for deferred tax assets               --          (6,140)           (8,380)            (1,211)

                                                      --------        ---------          -------            -------
  Net deferred tax asset                              $ 14,483        $ 15,118           $ 9,706            $ 5,865
                                                      ========        =========          =======            =======

  Deferred Tax liability:
    Property, Plant and equipment                           --        $  1,376                --                 --
    All other                                            $ 594             253                --                 --
                                                      --------        ---------          -------            -------
                                                         $ 594        $  1,629           $    --            $    --
                                                      ========        =========          =======            =======

Realization of the net deferred tax assets is dependent on generating sufficient taxable income prior to their expiration. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized. The amount of net deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced.

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                (dollars in thousands, except per share amounts)

6. Income Taxes, continued:

Below is a reconciliation of statutory federal income tax rates to the effective tax rates for the twelve months ended December 31, 2000, December 31, 1999 and December 31, 1998:

                                            12 Months  12 Months  12 Months
                                              Ended      Ended      Ended
                                            12/31/00   12/31/99    12/31/98
                                            ---------  ---------  ----------
Statutory federal income tax rate             34.0%       35.0%      35.0%
Foreign income tax rates in excess of
 U.S. federal income tax rates                (0.7%)       0.9%       1.7%
State and local income taxes, net of
 U.S. federal income tax benefit               2.7%       (1.7%)      4.0%
Non-deductible expenses                       13.3%      (10.6%)      5.3%
Tax benefits associated with the
 conversion, net                                --          --       (9.7%)
Non taxable income - Kar transaction         (34.1%)        --         --
                                             ------      ------      ----
Effective income tax rate                     15.2%      (46.4%)     36.3%
                                             ======      ======      ====


7. Extraordinary Losses:

In 1999, in connection with the early extinguishment of debt, the Company expensed capitalized financing costs of $361 and recorded an extraordinary loss of $235 (net of deferred tax benefits of $126). (See Note 10.)

8. Property and Equipment:

Property and equipment consist of the following at December 31, 2000 and 1999:


                                                 Estimated       December 31,
                                                Useful Life --------------------
                                                  (Years)     2000        1999
                                               -----------  --------   ---------
Land                                               N/A      $    --      $   853
Buildings and leasehold improvements             10-30(1)     6,394        7,406
Machinery and equipment                            3-10      65,368       21,784
Furniture and fixtures                             3-5        8,731        9,955
                                                            -------      -------
                                                             80,493       39,998
Less accumulated depreciation                                22,179       22,799
                                                            -------      -------
                                                            $58,314      $17,199
                                                            =======      =======
(1) Buildings owned in 1999 were sold in 2000.

9. Notes Payable:

Notes payable consisted of casualty insurance financing of $624 at December 31, 2000 and $376 at December 31, 1999. The interest rate on the outstanding notes payable borrowings at December 31, 2000 and 1999 was 7.47% and 6.18%, respectively.

On April 7, 2000, in connection with the acquisition of Axxess, the Company issued a $12,000 unsecured subordinated note. In connection with the sale of Harding on April 13, 2000, the Company repaid $9,600 of this unsecured subordinated note leaving a balance of $2,400. The note is payable on April 7, 2001. Interest on the unsecured subordinated note is payable upon maturity at 15% and compounds quarterly. As of December 31, 2000, the Company's consolidated balance sheet included $2,677 in the current portion of unsecured subordinated notes related to the Axxess acquisition of which $277 represents accrued interest.

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                (dollars in thousands, except per share amounts)

10. Revolving Credit Line:

On December 15, 1999, the Company refinanced its $60,000 senior notes and $90,000 bank revolving credit with $155,000 in senior secured credit facilities (the "Refinancing") consisting of $130,000 in revolving bank credit (the "Revolver") and a $25,000 term loan (the "Term Loan", see Note 11). The new credit agreement has a five-year term (the "Credit Agreement") whose Revolver availability is based on the Company's receivables and inventory balances (the "Borrowing Base") evaluated on a monthly basis. The Company and its domestic and foreign corporate subsidiaries are borrowers and guarantors ("Credit Parties") under the Credit Agreement. Each credit party assigned, pledged and granted a security interest in and to all its assets as collateral. The Credit Agreement provided borrowings at interest rates based on the London Interbank Offered Rates ("LIBOR") plus a margin of between 2.50% and 3.00% (the "LIBOR Margin") in accordance with debt covenants as stated in the Credit Agreement, or prime. Letters of Credit commitment fees are based on the average daily face amount of each outstanding Letter of Credit multiplied by one and one half percent (1.50%) per annum. On April 7, 2000, the Company amended the Credit Agreement to reduce the Revolver to $115,000. On December 28, 2000, the Company further amended the Credit Agreement in connection with the Subordinated Debt Issuance (see Note 11) and as a result the LIBOR Margin on the Revolver was amended to between 2.25% and 3.25% in accordance with the Company's fixed charge coverage ratio.

As of December 31, 2000, the Company's Borrowing Base was $80,451 consisting of receivables and inventory balances totaling $87,301 less letter of credit commitments outstanding of $6,850. The Revolver balance was $55,111 as reflected on the Company's consolidated balance sheet at December 31, 2000. As of December 31, 2000, the Company had $26,344 available under the revolver. Amounts outstanding under the Credit Agreement are due upon its termination on December 14, 2004.

The Credit Agreement, among other provisions, contains financial covenants requiring the maintenance of specific coverage ratios, levels of undrawn availability and restricts the incurrence of additional debt, the sale of assets and dividends on the Company's common stock. If the Company sells any assets other than inventory, it must repay the advances under the Credit Agreement in an amount equal to the net proceeds of such sale. Such repayments shall be applied first to the outstanding principal installments of the Term Loan (see
Note 11) and second, to the remaining advances in such order as the lenders may determine.

As of December 31, 2000, the LIBOR rate was 6.57%, the LIBOR Margin was 2.75% and the prime rate was 9.50%. The Company's weighted-average interest rate for borrowings under its revolving credit facilities was 9.23%, 7.11%, and 7.05% for the years ended December 31, 2000, 1999, and 1998, respectively.

11. Long-Term Debt:

On December 15, 1999, the Company as part of the Credit Agreement entered into a five-year $25,000 Term Loan. Upon closing of the Credit Agreement, the Company made a principal payment of $3,500 on the Term Loan. The Term Loan is collateralized in accordance with the provisions of the Credit Agreement (See
Note 10). The Term Loan provides borrowings at interest rates based on LIBOR plus the LIBOR Margin in accordance with certain leverage ratios as stated in the Credit Agreement, or prime. During 2000, the Company repaid $19,000 of the Term Loan, reducing the balance to $2,500 of which $375 is reflected in the current portion of long-term senior bank debt and $2,125 is reflected in long-term senior bank debt on the Company's consolidated balance sheet at December 31, 2000.

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                (dollars in thousands, except per share amounts)

11. Long-Term Debt, continued:

On April 7, 2000, in connection with the acquisition of Axxess, the Company issued an $11,000 unsecured subordinated note. The note is payable in seven equal quarterly installments commencing the earlier of i) the first calendar quarter after payment in full of the Term Loan or ii) March 31, 2004. Interest on the subordinated note ranges from prime plus 1% to prime plus 5% with a maximum rate at any time of 15%. Interest is payable upon maturity and compounds annually. The Company can repay interest and principal on this note at any time. As of December 31, 2000, the Company's consolidated balance sheet included $11,857 in long term unsecured subordinated notes related to the Axxess acquisition of which $857 represents accrued interest.

On December 28, 2000, the Company issued $30,000 of unsecured subordinated notes (the "Subordinated Debt Issuance") which matures December 28, 2006. Interest on the Subordinated Debt Issuance is 12.5%, and interest payments are required quarterly commencing January 1, 2001. The Company issued the holder of the subordinated notes the right to purchase 285,000 shares of the Company's common stock at a nominal value. In accordance with APB 14 - Accounting for Convertible Debt and Debt Issued with Stock Purchased Warrants, the Company recorded the Subordinated Debt Issuance and stock purchase rights issued to the holders at a fair market value of $29,103 which is included in long term unsecured subordinated notes as of December 31, 2000. The fair market value of the Subordinated Debt Issuance reflects a discount of $897 from its face value which will be amortized over the six-year life of the issuance.

As of December 31, 2000, the Company's weighted-average interest rate for the Term Loan was 9.50%. Interest is required to be paid monthly on the daily outstanding principal of the Term Loan. Principal payments of $125 are required to be paid quarterly commencing on April 1, 2001, and on the first day of each July, October, January and April thereafter until December 14, 2004 when the entire unpaid principal balance of the Term Loan shall be due and payable.

As of December 31, 2000, the estimated fair value of the Company's Term Loan is approximately $2,179 as determined in accordance with SFAS 107. The Company discounted the future cash flows of its Term Loan based on borrowing rates for debt with similar terms and remaining maturities. The fair value estimate is made at a specific point in time and is subjective in nature and involves uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimate.

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                (dollars in thousands, except per share amounts)

12. Leases:

Certain warehouse and office space and equipment are leased under capital and operating leases with terms in excess of one year. Future minimum lease payments under noncancellable leases consisted of the following at December 31, 2000:

                                                          Capital      Operating
                                                           Leases        Leases
                                                          --------     ---------
   2001                                                    $1,043       $ 8,363
   2002                                                       448         6,744
   2003                                                       197         5,320
   2004                                                        50         4,624
   2005                                                        16         4,369
   Later years                                                 --         9,919
                                                           ------       -------
     Total minimum lease payments                          $1,754       $39,339
                                                                        =======
   Less amounts representing interest                        (212)
                                                             ----
     Present value of Net Minimum Lease payments
     (including $923 currently payable)                    $1,542
                                                           ======

Total rental expense for all operating leases from continuing operations amounted to $11,407 in 2000, $12,562 in 1999, and $11,035 in 1998. Certain
leases are subject to terms of renewal, and escalation clauses.


13. Deferred Compensation Plans:

SunSource maintains a deferred compensation plan for key employees (the "Nonqualified Deferred Compensation Plan") which allows for deferral of cash compensation from salary and annual bonuses. The Nonqualified Deferred Compensation Plan also includes awards that were made under previous long-term incentive plans of the Company. Executive deferrals can grow at mutual fund investment rates.

The Company had established a Rabbi Trust (the "Rabbi Trust") which held insurance policies to assist in funding the liabilities of the deferred compensation plan. On December 29, 2000, the Company surrendered the insurance policies and switched all investments to mutual fund investment accounts. Upon termination of the insurance policies, the Company incurred a cash surrender charge of $506 in December 2000. The insurance policies had a net cash surrender value which aggregated $11,530 at December 29, 2000. As of December 31, 2000, the Company's consolidated balance sheet included $10,955 of the cash surrender value of the insurance policies in restricted cash and $575 in other current assets.

Except for the cash surrender charge in December 2000, there were no other amounts charged to income under the Company's deferred compensation plans in 2000, 1999 and 1998. During the three years ended December 31, 2000, distributions from the deferred compensation plans aggregated $2,714 in 2000, $252 in 1999, and $26 in 1998. The Company's deferred compensation liabilities amounted to $12,411 as of December 31, 2000 and $14,728 as of December 31, 1999. The current portion of these deferred compensation liabilities were $4,543 and $555 as of December 31, 2000 and 1999, respectively, and were included in other accrued expenses on the consolidated balance sheets.

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

The Trust Preferred Securities have equity characteristics but creditor's rights and are therefore classified between liabilities and stockholders' equity (deficit) on the balance sheet. On September 30, 1997, the Trust Preferred Securities were recorded at fair value of $115,991 based on the price of the Class A interests of $11.75 upon close of trading on the New York Stock Exchange on that date. The Trust Preferred Securities have a liquidation value of $25.00 per security. The excess of fair value of the Trust Preferred Securities on September 30, 1997 over their liquidation value of $105,446, or $10,545 is amortized over the life of the Trust Preferred Securities. The fair value of the Trust Preferred Securities on December 31, 2000 was $62,739, based on the closing price on the New York Stock Exchange of $14.875 per security on that date.

The interest payments on the Junior Subordinated Debentures underlying the Trust Preferred Securities, aggregating $12,232 per year, are deductible for federal income tax purposes under current law and will remain an obligation of the Company until the Trust Preferred Securities are redeemed or upon their maturity in 2027.

15. Stockholders' Equity (Deficit):

Treasury Stock:

On August 6, 1998, the Company's Board of Directors authorized $15,000 for management to repurchase up to 10% of the Company's outstanding common shares through open market transactions and private block trades dependent upon market conditions. The Company subsequently suspended the repurchase program on March 16, 1999. The Company has acquired and placed into treasury 479,100 common shares through December 31, 2000, at an average cost of $18.17 per common share.

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                (dollars in thousands, except per share amounts)

15. Stockholders' Equity (Deficit), continued:

Common Shares Issued to Certain Non-Employee Directors:

Under the Company's Stock Compensation Plan for Non-Employee Directors, certain non-employee directors were issued 23,581 and 11,293 Common Shares for the years ended December 31, 2000 and 1999, respectively. Under the terms of the plan, non-employee directors are issued Common Shares on a quarterly basis to cover at least 50% and up to 100% of their annual retainer fee. The number of shares to be issued is dependent upon the market price of the Common Shares, the number of directors receiving shares, and the percentage of their annual retainer that each director elects to receive in Common Shares. The Company recognized an expense of $105 and $119 with respect to the issuance of common shares to non-employee directors in 2000 and 1999, respectively.

Stock Options:

On April 28, 1998, the Company adopted the Equity Compensation Plan (the "Plan"), after approval by shareholders at the 1998 Annual Meeting. Grants under the Plan may consist of options intended to qualify as incentive stock options ("ISO"), or non-qualified stock options that are not intended to so qualify ("NQSO"). In addition, grants may also consist of grants of restricted stock, stock appreciation rights (SAR's), or performance units. The option price of any ISO will not be less than the fair market value on the date the option is granted (110% of fair value in certain instances). The option price of a NQSO may be greater than, equal to, or less than the fair market value on the date the option is granted (but not less than 85% of the fair market value). The number of options available for the Plan (the "Applicable Percentage") is calculated annually and cumulatively at the rate of 5% of shares outstanding per year. Prior to April 27, 1999, the maximum number of shares available under the Plan was 25% of the total outstanding shares or 2,000,000 Common Shares. On April 27, 1999, the shareholders of the Company approved a proposal to amend the 1998 Equity Compensation Plan to increase the aggregate number of shares that may be issued or transferred under the Plan to 2,150,000 shares. However, no more than the Applicable Percentage of the number of shares issued and outstanding on the effective date of the Plan and at any time thereafter may be issued or transferred under the Plan; provided, however, that up to 150,000 shares were issued under the Plan without reference to the Applicable Percentage in connection with the hiring of a new chief executive officer of the Company.

The Plan is administered by a committee of the Board of Directors. The Committee determines the term of each option, provided, however, that the exercise period may not exceed ten years from the date of grant, and for ISO's, in certain instances, may not exceed five years. The options granted under the Plan vest based on the results of financial performance. If threshold financial performance targets are not met, 100% of the options vest on the ninth anniversary of the grant. If threshold performance targets are met, stock options become fully vested within 3 to 5 years from the date of grant, depending on performance.

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                (dollars in thousands, except per share amounts)

15.  Stockholders' Equity (Deficit), continued:

Stock Options, continued:

A summary of the Company's stock option plan for the twelve months ended December 31, 2000 is presented below:

                                                                               Weighted-                              Weighted-
                                                                                Average                                Average
                                                             Number            Exercise             Number            Exercise
                                                               of                Price             Of Shares            Price
                                                             Options           Per Share          Exercisable         Per Share
                                                             -------           ---------          -----------         ---------
Outstanding at January 1, 1998                                    --                  --                  --                --
Granted                                                      211,495             $ 17.62                  --            $17.62
Exercised                                                         --                  --                  --                --
Expired/Canceled                                                  --                  --                  --                --
                                                             -------                                 -------
Outstanding at December 31, 1998                             211,495             $ 17.62                  --            $17.62
Granted                                                      562,000             $ 15.49             204,399            $16.20
Exercised                                                         --                   -                  --                --
Expired/Canceled                                               4,000              $17.86                  --                --
                                                             -------                                 -------
Outstanding at December 31, 1999                             769,495              $16.06             204,399            $16.20
Granted                                                      356,000               $4.29             161,567            $12.58
Exercised                                                         --                  --                  --                --
Expired/Canceled                                             198,995              $15.77                  --                --
                                                             -------                                 -------
Outstanding at December 31, 2000                             926,500              $11.60             161,567            $12.58
                                                             =======                                 =======

As of December 31, 2000, the 926,500 options outstanding under the Plan have exercise prices between $3.00 and $18.88 and a weighted-average remaining contractual life of 8.56 years.

During 2000, 1999 and 1998, the Company issued certain options at and below the fair market price of the common stock on the grant date. For those options issued with an exercise price equal to the fair market value, the weighted-average exercise price was $4.50, $15.79 and $18.82 and the average fair market value was $4.50, $16.00 and $18.84 in 2000, 1999 and 1998, respectively. For options issued with an exercise price below fair market value for the stock on their grant date, the weighted average exercise price was $3.83, $12.75 and $15.99 and the average fair market value was $4.50, $15.00 and $18.81 in 2000, 1999 and 1998, respectively.

Compensation expense of approximately $393 is being recognized over vesting periods for certain options which were granted at below fair market value in 2000, 1999 and 1998 of which $79 was recognized in 2000, $70 was recognized in 1999 and $25 was recognized in 1998. If compensation cost had been based on the fair value of the options at the grant dates, consistent with the method required under SFAS 123, "Accounting for Stock-Based Compensation", the Company's net income and net income per Common Share would have been:


                                                  2000          1999          1998
                                                --------     ---------     ----------
   Net Income (Loss)         As reported        $24,680      $(37,371)      $ 13,817
                             Pro forma          $24,265      $(38,013)      $ 13,769

   Basic net income          As reported        $  3.60      $  (5.54)      $   2.00
     per common share        Pro forma          $  3.54      $  (5.63)      $   1.99

   Diluted net income        As reported        $  3.59      $  (5.54)      $   2.00
     per common share        Pro forma          $  3.53      $  (5.63)      $   1.99

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                (dollars in thousands, except per share amounts)

15. Stockholders' Equity (Deficit), continued:

Stock Options, continued:

Such pro forma disclosures may not be representative of future compensation expense because options vest over several years and additional grants are made each year.

The estimated weighted-average grant-date fair value of the options granted during the year ended December 31, 2000 was $4.33 and the weighted-average remaining contractual life of options outstanding at December 31, 2000 was 8.56 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998: expected volatility of 22.0% for 2000, 23.1% for 1999 and 28.7% for 1998; risk free interest rates of 5.1% to 6.5% and expected lives of 5 and 9.5 years, based on differing vesting schedules.

On April 27, 1999, a grant of 150,000 non-qualified stock options was made to attract and retain a new Chief Executive Officer, (the "CEO Grant"). On January 26, 2000, the Compensation Committee of the Board of Directors amended the New CEO Grant by reducing the number of options from 150,000 to 50,000 and issued a grant of 100,000 shares of restricted stock. One-third of the restricted shares vested six months from the date of grant. Vesting of the remaining two-thirds of the restricted shares will be based on achievement of certain performance goals. In the event that all or some of the performance goals are not achieved within a three-year period from the date of grant, the then remaining shares will vest on the third anniversary from their date of grant. The Company incurred a compensation charge of $240 in 2000 in connection with the issuance of the restricted stock.

Earnings Per Share:

The Company computes earnings per share in accordance with SFAS 128, "Earnings per Share". SFAS 128 requires the presentation of basic and diluted earnings per share for companies with complex capital structures. As noted above under "Stock Options", certain executives and key employees were granted a total of 926,500 options through December 31, 2000 to purchase the Company's Common Shares having a potentially dilutive effect on earnings per share. Due to market conditions, the shares granted under the Plan did not have a material dilutive effect on earnings per share for the twelve months ended December 31, 2000, 1999 and 1998.

The number of outstanding Common Shares as of December 31, 2000 was 6,873,037. The weighted average number of Common Shares outstanding for the twelve months ended December 31, 2000 was 6,856,549 for purposes of computing basic net income
(loss) per share and 6,880,613 for purposes of computing diluted net income
(loss) per share, including shares issued to non-employee directors, net of the 479,100 shares repurchased and held in treasury.

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                (dollars in thousands, except per share amounts)

15. Stockholders' Equity (Deficit), continued:

Earnings Per Share, continued:

Following is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted net income (loss) per share, in thousands (except share and per share amounts):

         Basic Net Income (Loss) Per Share         2000       1999        1998
         ---------------------------------         ----       ----        ----
Net income (loss) applicable to common
  shareholders                                $   24,680  $  (37,371) $   13,817
Weighted average common shares outstanding     6,856,549   6,747,142   6,907,318
Basic net income (loss) per share                  $3.60      ($5.54)      $2.00

         Dilutive Net Income (Loss) Per Share
         ------------------------------------
Income (loss) for purposes of computing
  diluted net income (loss) per share         $   24,680  $  (37,371) $   13,817
Weighted average common shares outstanding     6,856,549   6,747,142   6,907,318
Dilutive stock options and warrants               24,064          --          --
Weighted average common shares outstanding
  for purposes of computing diluted net
  income per share                             6,880,613   6,747,142   6,907,318
Diluted net income (loss) per share                $3.59      ($5.54)      $2.00

In 2000 and 1998, the Company applied the if-converted method to compute dilutive stock options, warrants and convertible debentures. The stock options, warrants and convertible debentures were assumed to have been converted at the beginning of the period, and the resulting common shares were included in the calculation, as long as the effects were not anti-dilutive. The weighted average diluted common shares outstanding for 2000 and 1998 excludes the dilutive effect of approximately 904,833 and 211,495 options, respectively, since such options have an exercise price in excess of the average market value of the Company's common stock during the year.

Common Stock Dividend:

On June 30, 1999, the Board of Directors of the Company suspended indefinitely the quarterly cash dividend of $0.10 per Common Share.

16. Retirement Benefits:

Certain employees of STS and the Company's divested operations are covered by defined benefit pension plans and post-retirement benefit plans. In December 1999, the Board of Directors of the Company approved a proposal to freeze the benefit accruals under the Technology Services defined benefit retirement plan (the "STS Plan"). As a result, the Company recorded a curtailment gain of $5,608 in accordance with Statement of Financial Accounting Standards No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.

In December 2000, the Board of Directors approved a proposal to merge the STS Plan with another Company owned plan which was held for certain divested operations, and terminate the merged plans as of December 31, 2000. As a result,

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                (dollars in thousands, except per share amounts)

16.  Retirement Benefits, continued:

the Company recorded a pre-tax loss on termination of the merged pension plans of $4,279 in December 2000.

The $4,279 loss on termination of the defined benefit pension plans represents an estimated surplus upon termination of the defined benefit pension plans of $3,700, less a write-off of a prepaid pension asset of $7,424, and a charge for estimated excise taxes of $555. The approved proposal also provides for a contribution of 25% or $925 of the $3,700 estimated surplus upon termination to the STS deferred contribution plan. During 2000, the Company recorded a net periodic benefit of $1,500 related to expected investment returns on the surplus assets of the STS Plan. As of December 31, 2000, the Company's consolidated balance sheet included a prepaid pension asset of $3,700 of which $2,775 was included in other current assets and $925 was in other assets. The Company expects the termination process to be completed during the second half of 2001.

The following provides a reconciliation of benefit obligations, plan assets, and funded status of the Company's post-retirement benefit plan in the STS division:

                                                              Post-retirement
                                                                 Benefits
                                                           --------------------
Benefit Obligation:                                         2000          1999
                                                           ------       -------
Benefit obligation - beginning of year                     $  879       $   951
Service cost                                                   --            --
Interest cost                                                  69            65
Plan participant contributions                                 --            --
Amendments                                                     --            --
Curtailment Gain                                               --            --
Actuarial (gain) loss                                          20           (46)
Benefits paid                                                 (84)          (90)
                                                           ------       -------
Benefit obligation - end of year                           $  884       $   880
                                                           ======       =======


Fair Value of Plan Assets:
Fair value of plan assets - beginning of year              $   --       $    --
Actual return on plan assets                                   --            --
Expenses                                                       --            --
Employer contributions                                         84            90
Plan participant contributions                                 --            --
Benefits paid                                                 (84)          (90)
                                                           ------       -------
Fair value of plan assets - end of year                    $   --       $    --
                                                           ======       =======


Funded Status of Plans:
Funded status of the plans                                 $ (884)      $  (880)
Unrecognized actuarial (gain) loss                             (7)          (27)
Unrecognized prior service cost                               324           357
Unrecognized net transition asset                             419           454
                                                           ------       -------
Accrued benefit cost
 recognized in the balance sheet                           $ (148)      $   (96)
                                                           ======       =======

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                (dollars in thousands, except per share amounts)

16.  Retirement Benefits, continued:


Net post-retirement costs include the following components:

Net Periodic Post-retirement Cost:                     2000    1999     1998
                                                     -------  ------   ------
Service cost                                         $    --  $   --   $   --
Interest Cost                                             69      65       66
Amortization of Transition obligation                     35      35       35
Amortization of prior service cost                        32      32       32
                                                     -------  -------  -------
         Net post-retirement cost                    $   136  $  132   $  133
                                                     =======  =======  =======

Assumptions:                                            2000    1999     1998
                                                        -----   ----     -----
Discount rate                                           8.00%   8.00%    7.00%
Rates of increase in compensation levels                6.50%   6.50%    6.50%
Health care cost trend rate on covered charges          8.50%   8.50%    9.50%


The health care cost trend rate, or the expected rate of increase in health-care costs, is assumed to gradually decrease to 4.5% by 2010.

The impact of a 1% change in health care inflation on post-retirement benefits is as follows:
                                                          Trend +1%    Trend -1%
                                                          ---------    ---------
         December 31, 2000 projected benefit obligation     $ 72        $ (65)
         2000 service and interest cost                     $  5        $  (5)

Costs (income) charged to operations under all retirement benefit plans are as follows:
                                                2000         1999         1998
                                                ----         ----         ----
         Defined contribution plans           $ 1,787      $ 2,154       $3,052
         Defined benefit plans                  2,293       (6,818)        (181)
                                              -------      -------       ------
                  Total                       $ 4,080      $(4,664)      $2,871
                                              =======      =======       ======


17. Commitments and Contingencies:

Letters of credit are issued by the Company during the ordinary course of business through major domestic banks as required by certain vendor contracts, legal proceedings and acquisition activities. As of December 31, 2000, the Company had outstanding letters of credit in the aggregate amount of $3,800 related to these activities.

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

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                (dollars in thousands, except per share amounts)

17. Commitments and Contingencies, continued:

Beginning in 1991, the Company has retained risk on certain expected losses from both asserted and unasserted claims related to worker's compensation, general liability and automobile as well as the health benefits of certain employees. Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claim data and certain actuarial assumptions. As of December 31, 2000, the Company has provided insurers letters of credit aggregating $3,050 related to certain insurance programs.

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


18. Statements of Cash Flows:

Supplemental disclosures of cash flow information are presented below:

                                                 2000        1999         1998
                                               --------    --------    ---------
Cash paid (refunded)during the period for:
 Interest                                      $  9,186    $  9,694    $  7,695
                                               ========    ========    ========
 Income taxes                                  $ (4,174)   $  1,687    $  8,266
                                               ========    ========    ========

Non-cash operating activities:
 Issuance of shares of common
   stock to certain non-employee
   directors                                   $    105    $    119    $     39
                                               --------    --------    --------

Non-cash investing activities:
 Acquisitions (see Note 4):
   Fair value of assets acquired,
    including goodwill                         $125,461    $     --    $ 11,971
   Less unsecured subordinated
    notes issued                                 23,000          --          --
   Less liabilities assumed                      15,461          --       1,132
                                               --------    --------    --------
    Cash paid for acquired businesses          $ 87,000    $     --    $ 10,839
                                               ========    ========    ========

Non-cash financing activities:
 Accrued and unpaid
   distributions on trust preferred
   securities and common shares                $  1,019    $  1,019    $    676
                                               --------    --------    --------

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                (dollars in thousands, except per share amounts)

19.  Quarterly Data (unaudited):

    2000                          Fourth       Third        Second       First
    ----                         --------     --------     --------     --------
Net sales (1)                    $102,043     $115,524     $123,857    $118,402
Gross profit (1)                   40,348       48,189       49,773      48,834
Income (loss) from
 continuing operations (1)        (12,948)        (470)        (909)     41,617
Income (loss) from
 discontinued operations (1)       (4,962)        (478)         (77)      2,907
Net income (loss)                 (17,910)        (948)        (986)     44,524

Basic income
 (loss) per common share:
 Income (loss) from
  continuing operations          $  (1.88)    $  (0.07)    $  (0.13)    $  6.09
 Income(loss) from dis-
  continued operations           $  (0.72)    $  (0.07)    $  (0.01)    $  0.43
 Net income (loss)               $  (2.60)    $  (0.14)    $  (0.14)    $  6.52

Diluted income (loss)
 per common share:
 Income (loss) from
  continuing operations          $  (1.87)    $  (0.07)    $  (0.13)    $  6.09
 Income(loss) from dis-
  continued operations           $  (0.71)    $  (0.07)    $  (0.01)    $  0.43
 Net income (loss)               $  (2.58)    $  (0.14)    $  (0.14)    $  6.52

    1999                          Fourth       Third        Second       First
    ----                         --------     --------     --------     --------
Net sales (1)                    $119,579     $134,452     $145,142    $142,077
Gross profit (1)                   48,770       58,373       57,610      61,401
Income (loss) from
 continuing operations (1)         (2,496)         (25)      (9,937)      1,137
Income (loss) from
 discontinued operations (1)      (25,916)         101          232        (232)
Extraordinary loss                   (235)          --           --          --
Net income (loss)                 (28,647)          76       (9,705)        905

Basic and diluted income (loss)
 per common share:
 Income (loss) from
  continuing operations          $  (0.37)    $   0.00     $  (1.47)    $  0.17
 Income(loss) from dis-
  continued operations           $  (3.84)    $   0.01     $   0.03     $ (0.04)
 Extraordinary loss              $  (0.03)    $     --     $     --     $    --
 Net income (loss)               $  (4.24)    $   0.01     $  (1.44)    $  0.13


(1) Differences from amounts reported in Quarterly Reports on Form 10-Q filed in 2000 and the Annual Report on Form 10-K filed in 1999 are primarily the result of accounting for the results of the Mexican segment as a discontinued operation. Also includes certain amounts reclassified in 1999 to conform to current accounting.

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

Concentration of credit risk with respect to purchases and trade payables are limited due to the large number of vendors comprising the Company's vendor base, with dispersion across many different industries and geographic areas. One vendor accounted for 16% of the Company's total purchases and 9% of the Company's total trade payables on December 31, 2000. No other vendors accounted for more than 10% of the Company's total purchases in 2000.

21. Segment Information:

The Company has two reportable segments (see Note 1 "Nature of Operations") which are disaggregated based on the products and services provided, markets served, marketing strategies and delivery methods.

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

                                                Year Ended December 31,
                                        ----------------------------------------
                                           2000           1999           1998
                                        ---------      ---------      ----------
Net Sales
Technology Services (STS)               $ 224,538      $ 248,367      $ 324,075
Hillman Group                             212,118        151,884        125,830
                                        ---------      ---------      ---------
 Segment net sales                      $ 436,656      $ 400,251      $ 449,905
                                        =========      =========      =========

Gross Profit
Technology Services (STS)               $  52,313      $  56,421      $  89,336
Hillman Group                             119,779         81,045         66,485
                                        ---------      ---------      ---------
 Segment gross profit                   $ 172,092      $ 137,466      $ 155,821
                                        =========      =========      =========

EBITDA
Technology Services (STS)               $  (5,620)     $ (11,800)     $  15,538
Hillman Group                              34,053         15,816         13,477
                                        ---------      ---------      ---------
 Segment EBITDA                         $  28,433      $   4,016      $  29,015
                                        =========      =========      =========

Tangible Assets
Technology Services (STS)               $  62,132      $  81,812      $  85,731
Hillman Group                             128,198         56,963         59,487
                                        ---------      ---------      ---------
 Segment tangible assets                $ 190,330      $ 138,775      $ 145,218
                                        =========      =========      =========

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                (dollars in thousands, except per share amounts)

21.  Segment Information, continued:
                                                  Year Ended December 31,
                                        ----------------------------------------
                                          2000            1999           1998
                                        ---------      ---------      ----------

Capital Expenditures
Technology Services (STS)               $     937      $   1,097      $   2,067
Hillman Group                               7,476          2,271          2,072
                                        ---------      ---------      ---------
 Segment capital expenditures           $   8,413      $   3,368      $   4,139
                                        =========      =========      =========
Depreciation
Technology Services (STS)               $   2,070      $   1,607      $   1,603
Hillman Group                               7,161          1,408          1,347
                                        ---------      ---------      ---------
  Segment depreciation                  $   9,231      $   3,015      $   2,950
                                        =========      =========      =========

Geographic Segment Data:
Net Sales
United States                           $ 441,024      $ 508,835      $ 567,325
Canada                                     18,802         32,415         32,968
                                        ---------      ---------      ---------
   Consolidated net sales               $ 459,826      $ 541,250      $ 600,293
                                        =========      =========      =========

Reconciliation of Segment
 Net Sales to Total Net Sales:
Segment net sales                       $ 436,656      $ 400,251      $ 449,905
Net sales from contributed
subsidiaries, sold businesses and
terminated contracts                       23,170        140,999        150,388
                                        ---------      ---------      ---------
  Total net sales                       $ 459,826      $ 541,250      $ 600,293
                                        =========      =========      =========

Reconciliation of Segment
 Gross Profit to Total Gross Profit:
Segment gross profit                    $ 172,092      $ 137,466      $ 155,821
Gross profit from contributed
subsidiaries, sold businesses and
terminated contracts                       15,052         88,688         96,347
                                        ---------      ---------      ---------
  Total gross profit                    $ 187,144      $ 226,154      $ 252,168
                                        =========      =========      =========

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                (dollars in thousands, except per share amounts)

21.  Segment Information, continued:
                                                Year Ended December 31,
                                        ----------------------------------------
                                          2000           1999            1998
                                        ---------      ---------      ----------

Reconciliation of Segment Profit to
 Income (loss) from continuing operations
 Before Income Taxes and
 Extraordinary Loss:
Segment profit - EBITDA                 $  28,433      $   4,016      $  29,015
EBITDA from contributed
subsidiaries, sold businesses and
terminated contracts                        2,823         16,840         22,470
Depreciation                               (9,455)        (4,244)        (4,169)
Amortization                               (3,369)        (1,840)        (1,669)
Corporate expenses                         (8,151)        (9,161)        (6,740)
                                        ---------      ---------      ---------
Income before non-recurring charges        10,281          5,611         38,907
Non-recurring charges:
 Gain on curtailment/termination of
   pension plan                            (4,279)         5,608             --
 Severance and other termination costs     (1,837)            --             --
 Restructuring charges and asset
   write-off                                   --        (10,248)            --
 Provision for litigation matters -
  divested operations                          --             --         (1,600)
                                        ---------      ---------      ---------
Income from operations                      4,165            971         37,307
Equity in earnings of affiliate             2,438             --             --
Interest expense, net                     (11,286)        (9,875)        (6,981)
Distribution on guaranteed
 preferred beneficial interests           (12,232)       (12,232)       (12,232)
Gain on contribution of subsidiaries       49,115             --             --
                                        ---------      ---------      ---------
 Income(loss)from continuing operations
 before income taxes and
 extraordinary loss                     $  32,200      $ (21,136)     $  18,094
                                        =========      =========      =========

Reconciliation of Segment Tangible
 Assets to Total Assets:
Segment tangible assets                 $ 190,330      $ 138,775      $ 145,218
Tangible assets from contributed
subsidiaries, sold businesses
and terminated contracts                       --         46,428         53,814
Goodwill                                   63,914         51,392         54,997
Other intangible assets                    14,035            762            960
Deferred income taxes                      29,601         15,571         12,812
Cash value of life insurance                   --         14,190         10,262
Assets held for sale                        1,767         37,079         42,592
Other corporate assets                     22,494         17,429          6,868
                                        ---------      ---------      ---------
  Total assets                          $ 322,141      $ 321,626      $ 327,523
                                        =========      =========      =========

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                (dollars in thousands, except per share amounts)

21. Segment Information, continued:


                                                 Year Ended December 31,
                                        ----------------------------------------
                                           2000          1999            1998
                                        ---------      ---------      ----------

Reconciliation of Segment
 Capital Expenditures to
 Total Capital Expenditures:
Segment capital expenditures            $   8,413      $   3,368      $   4,139
Capital expenditures from contributed
subsidiaries, sold businesses
and terminated contracts                       27          1,179          1,865
Corporate capital expenditures                  5            183            196
                                        ---------      ---------      ---------
  Total capital expenditures            $   8,445      $   4,730      $   6,200
                                        =========      =========      =========

Reconciliation of Segment Depreciation
 to Total Depreciation:
Segment depreciation                    $   9,231      $   3,015      $   2,950
Depreciation from contributed
subsidiaries, sold businesses
And terminated contracts                      181          1,127          1,116
Corporate depreciation                         43            102            103
                                        ---------      ---------      ---------
  Total depreciation                    $   9,455      $   4,244      $   4,169
                                        =========      =========      =========



22. Sale Leaseback Transaction:

On September 30, 1999, the Company sold certain real property of its Kar Products business for $5,025 which were leased back from the same purchaser under two separate lease agreements over periods of five and seven years, respectively. The related leases were being accounted for as operating leases, and the resulting gains aggregating $2,132 were being amortized over the respective lives of the leases. As of December 31, 1999, the Company had outstanding $2,027 of deferred gains relating to the sale leaseback transaction of which $372 was included in other accrued expenses and $1,655 was included in other liabilities. On March 2, 2000, the Company contributed the interests in its Kar Products business to a newly-formed partnership affiliated with Glencoe. (See Footnote 4 - Acquisitions and Divestitures).

                         SUNSOURCE INC. AND SUBSIDIARIES

                        Schedule II - VALUATION ACCOUNTS

                             (dollars in thousands)

                                                                                 Deducted From Assets in Balance Sheet
                                                             -----------------------------------------------------------------------
                                                                                                     Accumulated       Accumulated
                                                             Allowance for      Allowance for       Amortization       Amortization
                                                                Doubtful           Obsolete          of Goodwill        of Deferred
                                                                Accounts         Inventories       and Intangibles    Financing Fees
                                                             --------------     -------------      ----------------   --------------
Balance, December 31, 1997                                        1,814              3,616              17,153               32

  Additions charged to cost
    and expenses                                                  1,557              1,143               1,669              129

  Deductions                                                      1,219(A)           1,360(A)                -                -
                                                                -------            -------            --------            -----

Balance, December 31, 1998                                        2,152              3,399              18,822              161

  Additions charged to cost
    and expenses                                                  1,453              4,938               1,840              153


  Deductions due to:
       Sale of division                                             209                429                 876                -
       Others                                                     1,332(A)           1,140(A)                -              285(B)
                                                                -------            -------            --------            -----

Balance, December 31, 1999                                        2,064              6,768              19,786               29

  Additions charged to cost
    and expenses                                                    756              2,132               3,369              961

  Additions for Axxess acquisition                                  212              1,201                   -                -

  Deductions due to:
       Contribution of subsidiaries                                 368                657               8,927                -
       Others                                                     1,264(A)           3,086(A)                -                -
                                                                -------            -------            --------            -----

Balance, December 31, 2000                                      $ 1,400            $ 6,358            $ 14,228            $ 990
                                                                =======            =======            ========            =====

Notes:

  (A) Includes write-off of accounts receivable (net of bad debt recoveries) and inventories.
  (B) Write-off of deferred financing fee as a result of early extinguishment of debt related to the Company's bank revolving credit.

Item 9 - Changes in and Disagreements on Accounting and
         Financial Disclosure.


         Not applicable.

                                    PART III


Item 10 - Directors and Executive Officers of the Registrant.

Information under the heading "Election of Directors" in the Proxy Statement for the annual meeting of stockholders to be held May 2, 2001 (the "2001 Annual Proxy Statement") is incorporated by reference herein.


Item 11 - Executive Compensation

Information under the heading "Executive Compensation" in the 2001 Annual Proxy Statement is incorporated by reference herein.


Item 12 - Security Ownership of Certain Beneficial Owners and Management.

Information under the heading "Security Ownership of Certain Beneficial Owners and Management" in the 2001 Annual Proxy Statement is incorporated by reference herein.


Item 13 - Certain Relationships and Related Transactions.

Information under the heading "Certain Transactions" in the 2001 Annual Proxy Statement is incorporated by reference herein.

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

              3. Reports on Form 8-K.

                 The Company did not file a report on Form 8-K during the quarter ended December 31, 2000.

              4. Exhibits, Including Those Incorporated by Reference.

                 The following is a list of exhibits filed as part of this annual report on Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

          2.1 Amended and Restated Agreement and Plan of Merger dated as of April 7, 2000 among SunSource Inc., The Hillman Group, Inc., the Hillman Group Acquisition Corp., Axxess Technologies, Inc., and certain security holders of Axxess (10) (Exhibit 2.1)

          2.2 Asset Purchase Agreement dated as of April 12, 2000, among VVP America, Inc., VVP America Acquisition, L.L.C., SunSource Inc., SunSource Investment Company, Inc., Harding Glass, Inc., and SunSub A Inc. (10) (Exhibit 2.2)

          2.3 Financial Statements of Axxess Technologies, Inc., as of December 31, 1999 and 1998. (11) (Item 7)

          2.4 Contribution Agreement by and among SunSource Inc., SunSource Industrial Services Company, Inc., KAR Products Inc., A & H Holding Company, Inc., SunSource Canada Investment Company, A. & H. Bolt & Nut Company Limited and GC-Sun Holdings, L.P. dated as of February 10, 2000 (9) (Exhibit 2.1)

          2.5 Amendment No. 1 to Contribution Agreement by and among SunSource Inc., SunSource Industrial Services Company, Inc., Kar Products LLC (as successor by merger to Kar Products, Inc.), A&H Holding Company, Inc., SunSource Canada Investment Company, A. & H. Bolt & Nut Company Limited and GC-Sun Holdings, L.P. dated as of March 2, 2000. (9) (Exhibit 2.2)

          2.6 Asset Purchase Agreement by and among Lawson Products, Inc., ACS/SIMCO, Inc. and SunSource Inc. and certain subsidiaries dated as of July 1, 1999. (12) (Exhibit 2.3)

          2.7 Transitional Services and Supply Agreement dated as of July 1, 1999. (12) (Exhibit 2.4)

          2.8 Agreement and Plan of Conversion dated as of July 31, 1997 (4) (Exhibit 2.1)

          3.1**  Amended Bylaws of the Company

          3.2 Amended and Restated Certificate of Incorporation of the Company (5) (Exhibit 3.1)

          4.1    Amended and Restated Declaration of Trust (5) (Exhibit 4.1)

          4.2 Indenture between the Company and the Bank of New York (5) (Exhibit 4.2)

          4.3    Preferred Securities Guarantee (5) (Exhibit 4.3)

          4.4 Rights Agreement between the Company and the Registrar and Transfer Company (5) (Exhibit 10.5)

          4.5 Amended and Restated Note Purchase Agreement dated December 31, 1998 between Teachers Insurance and Annuity Association and SunSource Inc. and its Subsidiaries (8) (Exhibit 10.2)

          10.1 * Sunsource Inc. Nonqualified Deferred Compensation Plan dated as of August 1, 2000.

          10.2** Joinder, Consent and Amendment No. 1 to the Revolving Credit,
                 Term Loan, Guaranty and Security Agreement entered into as of February 23, 2000 by and among SunSource Inc., SunSource Technology Services, Inc., the Hillman Group, Inc., Harding Glass, Inc., Kar Products, Inc., 1394066 Ontario Inc. and PNC Bank, National Association as agent for lenders.

          10.3** Joinder, Consent and Amendment No. 2 to the Revolving Credit,
                 Term Loan, Guaranty and Security Agreement entered into as of April 7, 2000, by and among SunSource Inc., SunSource Technology Services, Inc., The Hillman Group, Inc., Harding Glass, Inc., Axxess Technologies, Inc., and PNC Bank, National Association as agent for lenders.

          10.4 * Employment Agreement between Axxess Technologies, Inc., and Stephen W. Miller dated as of April 7, 2000.

          10.5 * Severance Agreement between SunSource Technology Services, Inc., and SunSource Inc. and Justin Jacobi dated as of November 1, 2000.

          10.6 * Severance Agreement between SunSource Inc., and Joseph M. Corvino dated as of November 22, 2000.

          10.7** Amendment No. 4 to the Revolving Credit, Term Loan, Guaranty and Security Agreement entered into as of December 28, 2000 by and among SunSource Inc., SunSource Technology Services, Inc., The Hillman Group, Inc., Axxess Technologies, Inc., and PNC Bank, National Association as agent for lenders.

          10.8** Investment Agreement entered into as of December 28, 2000 by and among SunSource Technology Services, Inc., SunSource Investment Company, Inc., SunSub A, Inc., the Hillman Group, Inc., Axxess Technologies, Inc., SunSource Corporate Group, Inc., SunSource Industrial Services, Inc., SunSource inventory Management Company, Inc., A&H Holding Co., SunSub C, Inc., SunSub Holdings, L.L.C. and Allied Capital Corporation.

          10.9 1998 Equity Compensation Plan-Amendment to Nonqualified Stock Option Grant dated as of January 26, 2000. (12)(Exhibit 10.1)

          10.10 1998 Equity Compensation Plan - Restricted Stock Grant dated as of January 26, 2000. (12) (Exhibit 10.2)

          10.11 Note and Pledge Agreement between Maurice P. Andrien, Jr., and SunSource Inc. dated as of February 24, 2000. (12)(Exhibit 10.3)

          10.12 Revolving Credit, Term Loan, Guaranty and Security Agreement between PNC, National Association (as lender and agent) and SunSource Inc. and subsidiaries dated as of December 15, 1999.
                 (12)(Exhibit 10.4)

          10.13 Employment Agreement between SunSource Inc. and Donald T. Marshall dated as of April 28, 1999. (12) (Exhibit 10.5)

          10.14 Employment Agreement between SunSource Inc. and SunSource Corporate Group, Inc. and Maurice P. Andrien, Jr. (12) (Exhibit 10.6)

          10.15 Second Amended and Restated Credit Agreement dated December 31, 1998, among First Union National Bank, for itself and as agent, The Bank of Nova Scotia, for itself and as documentation agent, and SunSource Inc. and its Subsidiaries (8) (Exhibit 10.1)

          10.16* Deferred Compensation Plan for Key Employees of SDI Operating
                 Partners, L.P. (2) Exhibit 10.1

          10.17* SunSource Inc. 1998 Equity Compensation Plan (3) Exhibit 10.1

          10.18* SunSource Inc. Stock Compensation Plan for Non-Employee
                 Directors (3) Exhibit 10.2

          10.19* Sun Distributors Incentive Compensation Plan. (6) (Exhibit
                 10.5)

          10.20* Sun Distributors, Inc. Long-Term Performance Award Plan. (As
                 Amended June 1985) (6) (Exhibit 10.6)

          10.21* SDI Operating Partners, L.P. Deferred Compensation Plan for
                 Division Presidents (As amended September 13, 1993). (7) (Exhibit 10.7)

          10.22* SDI Operating Partners, L.P. Long-Term Performance Share Plan dated January 1, 1994. (7) (Exhibit 10.8)

          10.23* Deferred Compensation Plan for Key Employees of SDI Operating
                 Partners, L.P. (2) (Exhibit 10.4)


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

(5)  Filed as an exhibit to Registration Statement No. 333-44733 on Form S-2.

(6) Filed on March 31, 1993, as an exhibit to Annual Report on Form 10K for the year ended December 31, 1992.

(7) Filed on March 31, 1994, as an exhibit to Annual Report on Form 10K for the year ended December 31, 1993.

(8) Filed on March 30, 1999 as an exhibit to Annual Report on Form 10K for the year ended December 31, 1998.

(9)  Filed on March 17, 2000 as an exhibit to Current Report on Form 8-K.

(10) Filed on April 24, 2000 as an exhibit to Current Report on Form 8-K.

(11) Filed on May 11, 2000 as Item 7 to Current Report on Amendment No. 1 to Form 8-K originally filed on April 24, 2000.

(12) Filed on March 30, 2000 as an exhibit to Annual Report on Form 10-K for the year ended December 31, 1999.

(13) Filed on February 26, 2001 as an exhibit to Current Report on Form S-8.
     (14) (Exhibit 4)


 * Management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this report.

**   Filed herewith.


 (b) Reports on Form 8-K.

     A Current Report on Form 8-K was filed on March 17, 2000 reporting a disposition under Item 2 of form 8-K (See exhibit 2.4 and 2.5 hereto)

     A Current Report on Form 8-K was filed on April 24, 2000 reporting on acquisitions and a disposition under Item 2 of Form 8-K (See exhibits 2.1 and 2.2 hereto)

     A Current Report on Amendment No. 1 to Form 8-K originally filed on April 24, 2000, was filed on May 11, 2000 under Item 7 of Form 8-A including the December 31, 1999 audited financial statements of Axxess Technologies, Inc. (See exhibit 2.3 hereto).

     A Current Report on Form S-8 was filed on February 26, 2001, to submit the SunSource Inc. Nonqualified Deferred Compensation Plan under Item 8 of Form S-8. (See exhibit 10.1 hereto).

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  SUNSOURCE INC.



Date: March 28, 2001                              By:/s/ Maurice P. Andrien, Jr.
                                                     ---------------------------
                                                         Maurice P. Andrien, Jr.
                                                  Title: Chief Executive Officer


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

         Signature                       Capacity                  Date
         ---------                       --------                  ----



/s/ Maurice P. Andrien, Jr.         Principal Executive       March 28, 2001
------------------------------      Officer and Director
Maurice P. Andrien, Jr.





/s/ Joseph M. Corvino               Principal Financial       March 28, 2001
------------------------------      Officer
Joseph M. Corvino





/s/ Edward L. Tofani                Principal Accounting      March 28, 2001
------------------------------      Officer
Edward L. Tofani






/s/ Stewart A. Bliss                Director                  March 28, 2001
------------------------------
Stewart A. Bliss

/s/ O. Gordon Brewer, Jr.           Director                  March 28, 2001
------------------------------
O. Gordon Brewer, Jr.




/s/ Norman V. Edmonson              Director                  March 28, 2001
------------------------------
Norman V. Edmonson




/s/ Arnold S. Hoffman               Director                  March 28, 2001
------------------------------
Arnold S. Hoffman




/s/ Robert E. Keith, Jr.            Director                  March 28, 2001
------------------------------
Robert E. Keith, Jr.




/s/ Donald T. Marshall              Director                  March 28, 2001
------------------------------
Donald T. Marshall




/s/ Geoffrey C. Shepard             Director                  March 28, 2001
------------------------------
Geoffrey C. Shepard




/s/ Francis G. Ziegler              Director                  March 28, 2001
-----------------------------
Francis G. Ziegler