Form 10-Q
period 2001-03-31
SUNSOURCE INC
filed 2001-05-15
CIK 1029831

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934





For the quarterly period ended March 31, 2001

Commission file number 1-13293


                                 SunSource Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                       23-2874736
-------------------------------                       -------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

       3000 One Logan Square
       Philadelphia, Pennsylvania                           19103
----------------------------------------              ------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:  (215) 282-1290


Securities registered pursuant to Section 12(b) of the Act:

      Title of Class                 Name of Each Exchange on Which Registered
----------------------------         -----------------------------------------
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

On May 15, 2001 there were 6,889,844 Common Shares outstanding.

                         SUNSOURCE INC. AND SUBSIDIARIES

                                      INDEX



PART I.  FINANCIAL INFORMATION                                          PAGE(S)

         Item 1.  Consolidated Financial Statements

                  Consolidated Balance Sheets as of March 31, 2001 (Unaudited), December 31, 2000 and March 31, 2000
                  (Unaudited)                                                3

                  Consolidated Statements of Operations for
                  the Three Months ended March 31, 2001 and 2000
                  (Unaudited)                                                4

                  Consolidated Statements of Cash Flows
                  for the Three Months ended March 31, 2001 and 2000
                  (Unaudited)                                                5

                  Consolidated Statement of Changes in Stockholders'
                  Equity for the Three Months ended March 31, 2001
                  (Unaudited)                                                6

                  Notes to Consolidated Financial Statements
                  (Unaudited)                                             7-14

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    15-21


PART II. OTHER INFORMATION                                                  22


SIGNATURES                                                                  23

                         SUNSOURCE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                                 March 31,                         March 31,
                                                                                   2001          December 31,        2000
                                               ASSETS                           (Unaudited)         2000          (Unaudited)
                                               ------                           ----------       ------------     -----------
Current assets:
  Cash and cash equivalents                                                      $   2,378        $   2,811        $   2,641
  Restricted cash                                                                     --             10,955             --
  Marketable securities                                                              7,349             --               --
  Accounts receivable, net                                                          53,574           46,912           52,446
  Inventories                                                                       78,239           78,658           69,991
  Deferred income taxes                                                             14,483           14,483            8,621
  Net assets held for sale and liquidation                                             507            1,767           35,152
  Income taxes receivable                                                             --                 27           11,147
  Other current assets                                                               5,891            6,167            4,050
                                                                                 ---------        ---------        ---------
      Total current assets                                                         162,421          161,780          184,048
Property and equipment, net                                                         58,121           58,314           11,182
Goodwill and other intangibles                                                      77,511           77,949           31,469
Deferred financing fees                                                              5,485            5,835            3,317
Deferred income taxes                                                               15,474           15,118            4,432
Cash surrender value of life insurance policies                                       --               --             14,842
Other assets                                                                         3,681            3,145            7,837
                                                                                 ---------        ---------        ---------

      Total assets                                                               $ 322,693        $ 322,141        $ 257,127
                                                                                 =========        =========        =========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                               $  39,848        $  39,785        $  42,393
  Notes payable                                                                        420              624              253
  Current portion of capitalized lease obligations                                     812              915              919
  Dividends / distributions payable                                                  1,019            1,019             --
  Deferred tax liability                                                               594              594             --
  Current portion of unsecured subordinated notes                                    2,780            2,677             --
  Current portion of long term senior bank debt                                        500              375            5,000
  Accrued expenses:
    Salaries and wages                                                               2,331            4,307            1,890
    Income and other taxes                                                           6,468            6,605            3,487
    Accrued liabilities on discontinued operations                                   1,711            2,407            3,203
    Other accrued expenses                                                          20,913           25,520           16,566
                                                                                 ---------        ---------        ---------
      Total current liabilities                                                     77,396           84,828           73,711
Long term unsecured subordinated notes                                              41,317           40,960             --
Long term senior bank debt                                                           2,000            2,125           16,500
Bank revolving credit                                                               67,284           55,111            7,065
Capitalized lease obligations                                                          523              627            1,259
Deferred compensation                                                                6,162            7,868           14,796
Deferred tax liability                                                               1,629            1,629             --
Other liabilities                                                                    1,574            1,541              194
                                                                                 ---------        ---------        ---------
      Total liabilities                                                            197,885          194,689          113,525
                                                                                 ---------        ---------        ---------
Guaranteed preferred beneficial interests in the
 Company's junior subordinated debentures                                          114,760          114,848          115,112
                                                                                 ---------        ---------        ---------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par, 1,000,000 shares
   authorized, none issued                                                            --               --               --
  Common stock, $.01 par, 20,000,000 shares authorized,
   7,361,509 issued and 6,882,409 outstanding at March 31, 2001, 7,352,137 issued and 6,873,037 outstanding at December 31, 2000
   and 7,333,734 issued and 6,854,634 outstanding at March 31, 2000                     74               74               73
  Additional paid-in capital                                                        22,837           22,808           21,813
  Retained earnings (accumulated deficit)                                           (3,246)            (617)          19,227
  Unearned compensation                                                               (384)            (428)            (647)
  Accumulated other comprehensive income                                              (528)            (528)          (3,271)
  Treasury stock, at cost, 479,100 shares                                           (8,705)          (8,705)          (8,705)
                                                                                 ---------        ---------        ---------
      Total stockholders' equity                                                    10,048           12,604           28,490
                                                                                 ---------        ---------        ---------
      Total liabilities and stockholders' equity                                 $ 322,693        $ 322,141        $ 257,127
                                                                                 =========        =========        =========

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SUNSOURCE INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                           FOR THE THREE MONTHS ENDED,
                (dollars in thousands, except for share amounts)

                                                              March 31,             March 31,
                                                                2001                  2000
                                                             -----------           -----------
Net sales                                                    $   109,929           $   119,612
Cost of sales                                                     64,960                70,778
                                                             -----------           -----------
   Gross profit                                                   44,969                48,834
                                                             -----------           -----------

Operating expenses:
  Selling, general and administrative expenses                    37,700                44,703
  Depreciation                                                     3,045                 1,014
  Amortization                                                       903                   405
                                                             -----------           -----------
   Total operating expenses                                       41,648                46,122
                                                             -----------           -----------

Other income (expense)                                              (369)                   84
                                                             -----------           -----------

   Income from operations                                          2,952                 2,796

Interest expense, net                                              3,215                 2,399
Distributions on guaranteed preferred
 beneficial interests                                              3,058                 3,058
Gain on contribution of subsidiaries (Note 3)                       --                  49,115
Equity in earnings of affiliate (Note 3)                             501                   449
                                                             -----------           -----------
    Income (loss) before provision for income taxes               (2,820)               46,903

Provision (benefit) for income taxes                                (191)                5,286
                                                             -----------           -----------
    Income (loss) from continuing operations                      (2,629)               41,617
                                                             -----------           -----------

Discontinued operations (Note 1)
 Income from operations of discontinued
  segments of $141, net of an income tax expense of $70             --                      71
 Gain on disposal of discontinued segments
  of $3,372, net of income tax benefit of $6,208                    --                   2,836
                                                             -----------           -----------
    Income from discontinued operations                             --                   2,907
                                                             -----------           -----------

    Net income (loss)                                        $    (2,629)          $    44,524
                                                             ===========           ===========

Basic and diluted income (loss) per common share:
  Income (loss) from continuing operations                   $     (0.38)          $      6.10
  Income from operations of discontinued
    segments, net of taxes                                          --                    0.01
  Gain on disposal of discontinued
    segments, net of taxes                                          --                    0.41
                                                             -----------           -----------
  Net income (loss)                                          $     (0.38)          $      6.52
                                                             ===========           ===========

Weighted average number of
  outstanding common shares                                    6,882,409             6,827,161

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SUNSOURCE INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                           FOR THE THREE MONTHS ENDED,
                             (dollars in thousands)

                                                                           March 31, 2001     March 31, 2000
                                                                           --------------     --------------
Cash flows from operating activities:
  Net income (loss)                                                          $  (2,629)          $  44,524
  Adjustments to reconcile net income (loss) to net
    cash used for operating activities:
     Depreciation and amortization                                               3,948               1,419
     Loss from discontinued segments before taxes                                 --                 3,231
     Gain on contribution from subsidiaries                                       --               (49,115)
     Equity in earnings of affiliate                                              (501)               (449)
     Deferred income tax benefit                                                  (356)               --
     Changes in current operating items:
        Increase in accounts receivable                                         (6,662)             (7,374)
        Decrease in inventories                                                    419               1,043
        Decrease in income taxes receivable                                         27                 511
        (Increase) decrease in other current assets                               (299)                320
        Increase in accounts payable                                                63               4,948
        Decrease in other accrued liabilities                                   (3,458)             (6,875)
     Other items, net                                                              828                (921)
                                                                             ---------           ---------

    Net cash used for operating activities                                      (8,620)             (8,738)
                                                                             ---------           ---------

Cash flows from investing activities:
  Proceeds from contribution of subsidiaries                                      --               105,000
  Costs associated with contribution of subsidiaries                              --                  (655)
  Proceeds from liquidation of discontinued operation                            1,000                --
  Costs associated with sale/liquidation of discontinued operations               (696)               --
  Proceeds from sale of property and equipment                                     444                  71
  Decrease (increase) in net assets held for sale                                  260                (804)
  Capital expenditures                                                          (3,342)               (425)
  Other, net                                                                    (1,207)               (980)
                                                                             ---------           ---------

    Net cash (used for) provided by investing activities                        (3,541)            102,207
                                                                             ---------           ---------

Cash flows from financing activities:
  Borrowings (repayments) under bank credit agreements, net                     12,173             (95,726)
  Repayments under other credit facilities, net                                   (204)               (123)
  Principal payments under capitalized lease obligations                          (241)               (254)
                                                                             ---------           ---------

    Net cash provided by (used for) financing activities                        11,728             (96,103)
                                                                             ---------           ---------

Net decrease in cash and cash equivalents                                         (433)             (2,634)

Cash and cash equivalents at beginning of period                                 2,811               5,275
                                                                             ---------           ---------

Cash and cash equivalents at end of period                                   $   2,378           $   2,641
                                                                             =========           =========

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SUNSOURCE INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
          EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2001 (Unaudited)

                             (dollars in thousands)

                                                                                                Accumulated
                                                        Additional                                 Other                   Total
                                               Common    Paid-in    Accumulated    Unearned    Comprehensive Treasury  Stockholders'
                                                Stock    Capital     Deficit (2) Compensation    Income (1)    Stock      Equity
                                            ---------- -----------  ------------ ------------  ------------- --------  -------------
Beginning Balance - December 31, 2000       $     74   $ 22,808     $   (617)    $   (428)          (528)    $ (8,705)    $ 12,604

  Net loss                                                            (2,629)                                               (2,629)

  Issuance of 9,372 shares of common stock
   to certain non-employee directors                         29                                                                 29

  Amortization of stock option discount                                                20                                       20

  Amortization of vested portion of
   restricted stock                                                                    24                                       24
                                            --------   --------     --------     --------       --------     --------     --------
Ending Balance - March 31, 2001             $     74   $ 22,837     $ (3,246)    $   (384)      $   (528)    $ (8,705)    $ 10,048
                                            ========   ========     ========     ========       ========     ========     ========

(1) Cumulative foreign translation adjustment represents the only item of other comprehensive income.
(2) Ending accumulated deficit includes $1,063 in undistributed earnings related to the Company's investment in G-C Sun Holdings, L.P. which the Company accounts for under the equity mehtod.












           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SUNSOURCE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)

1.  Basis of Presentation:

The accompanying financial statements include the consolidated accounts of SunSource Inc. (the "Company" or "SunSource") and its wholly-owned subsidiaries, principally The Hillman Group, Inc. (the "Hillman Group"), and SunSource Technology Services Company, Inc. ("Technology Services" or "STS"), and includes an investment trust, SunSource Capital Trust (the "Trust"). The Company also has an investment in an affiliate, G-C Sun Holdings, L.P., operating as Kar Products. All significant intercompany balances and transactions have been eliminated. The Company is one of the leading providers of value-added services and products to retail and industrial markets in North America.

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

Certain information in note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to Form 10-Q requirements although the Company believes that disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's report on Form 10-K for the year ended December 31, 2000.

Discontinued Operations:

In December 1999, the Company's Board of Directors approved management's plan to dispose of the Harding Glass, Inc. ("Harding") business. In December 2000, the Company's Board of Directors also approved management's plan to liquidate the Company's Integrated Supply - Mexico business (the "Mexican segment"). Accordingly, Harding and the Mexican segment have been accounted for as discontinued operations with results of operations segregated from results of the Company's ongoing businesses including restatement of the prior periods presented. On April 13, 2000, the Company consummated the sale of Harding. SunSource expects to complete the liquidation of the Mexican Segment by June 30, 2001. See Note 3, Contribution of Subsidiaries/Acquisitions/Divestitures.

For the three months ended March 31, 2000, the Company recorded a loss from operations of $699 and an additional loss on disposal of the discontinued Harding segment of $2,673, net of an income tax benefit of $6,208. Through December 31, 2000, the Company had recorded a loss on disposal of the discontinued Harding segment of $21,965 in the aggregate, net of tax benefits.

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                             (dollars in thousands)

1. Basis of Presentation, continued:

Discontinued Operations, continued:

For the three months ended March 31, 2000, the Company recorded after-tax income of $71 from the Mexican segment's operations.

No additional loss on disposal of the discontinued segments has been recorded during the quarter ended March 31, 2001.

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                             (dollars in thousands)

1.         Basis of Presentation, continued:

Discontinued Operations, continued:

Following is summary financial information for the Company's discontinued Harding and Mexican operations:

                                                                   Three Months Ended
                                                                         3/31/00
--------------------------------------------------------------------------------------
Net Sales:
   Harding                                                               $ 25,625
   Mexican segment                                                          4,227
                                                                         --------
Consolidated net sales                                                   $ 29,852
--------------------------------------------------------------------------------------
Income from
discontinued operations:
   Before income taxes
    Harding                                                              $   --
    Mexican segment                                                           141
                                                                         --------
   Total income from
    discontinued operations
    before income taxes                                                  $    141

   Income tax expense:
    Harding                                                                  --
    Mexican segment                                                           (70)
   Total income tax                                                      --------
    expense                                                             $    (70)
                                                                         --------


   Net income from discontinued operations:
     Harding                                                             $   --
     Mexican segment                                                           71
                                                                         --------
   Total net income
    from discontinued operations                                         $     71
                                                                         --------
Loss on disposal:
   Harding                                                               $ (3,372)
   Mexican segment                                                           --
Total loss on disposal                                                   --------
                                                                         $ (3,372)
                                                                         --------

Income tax benefit on disposal:
   Harding                                                               $  6,208
   Mexican segment                                                           --
                                                                         --------
Total tax benefit
 on disposal                                                             $  6,208
                                                                         --------
Total income from
   discontinued operations:
    Harding                                                              $  2,836
    Mexican segment                                                            71
                                                                         --------
Total income
 from discontinued operations                                            $  2,907
                                                                         ========

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                             (dollars in thousands)

1.         Basis of Presentation, continued:

Discontinued Operations, continued:

As of March 31, 2001, the Company had net assets held for sale of the discontinued operations of $507 consisting of receivables, inventories, prepaid assets, and property and equipment, and accrued liabilities of $1,711, reserved for the loss on disposal of the discontinued segments.

Inventories

Inventories consisting predominantly of finished goods are valued at the lower of cost or market, cost being determined principally on the first-in, first-out method.

2.  Recent Accounting Pronouncements:

In June 1998, the Financial Accounting Standards Board ("the FASB") issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 established accounting and reporting standards for derivative financial instruments and hedging activities, and requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. In June 1999, the FASB issued SFAS 137, which deferred the implementation of SFAS 133. The Company adopted SFAS 133 during the first quarter of 2001. The adoption of SFAS 133 has not had a material impact on the Company's financial position and results of operations.

3.  Contribution of Subsidiaries/Acquisitions/Divestitures:

On March 2, 2000, the Company contributed the interests in its Kar Products, Inc. and A & H Bolt & Nut Company Limited operations (collectively, the "Kar" or "Kar Products" business) to a newly-formed partnership affiliated with Glencoe Capital, L.L.C. ("Glencoe"). Glencoe contributed cash equity to the new partnership, G-C Sun Holdings, L.P. ("G-C"). The Company received $105,000 in cash proceeds from the transaction through repayment of assumed debt by G-C and retained a minority ownership in G-C. Affiliates of Glencoe hold a controlling interest in G-C. SunSource recorded a pre-tax gain on the transaction of approximately $49,115 in the first quarter of 2000. Sales from Kar aggregated $22,122 from January 1, 2000 to March 2, 2000. The Company accounts for its investment in the partnership under the equity method. As of March 31, 2001, SunSource's consolidated balance sheet includes $1,531 in other assets which represents the Company's investment in G-C.

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                             (dollars in thousands)


3.  Contribution of Subsidiaries/Acquisitions/Divestitures, con't.:

On April 7, 2000, the Company's Hillman Group acquired Axxess Technologies, Inc. ("Axxess" or "Axxess Technologies") of Tempe, Arizona through a stock merger transaction. Axxess is a manufacturer of key duplication and identification systems. The transaction was structured as a purchase of 100% of the stock of the privately held company and repayment of outstanding Axxess debt in exchange for $87,000 in cash and $23,000 in subordinated notes. In connection with the sale of Harding on April 13, 2000, the Company repaid $9,600 of these subordinated notes leaving a balance of $13,400 comprised as follows: 1) a $2,400 15% note which was paid on April 7, 2001 and 2) an $11,000 note which is payable in seven equal quarterly installments commencing the earlier of i) the first calendar quarter after payment in full of the Term Loan extended by the Company's senior lenders or ii) March 31, 2004. Interest on the $11,000 subordinated note ranges from prime plus 1% to prime plus 5% with a maximum rate at any time of 15%. The aggregate consideration for the transaction was $111,537, including $87,000 in cash, $23,000 in subordinated notes and transaction costs of $1,537, plus the assumption of certain liabilities aggregating $14,018. Axxess recorded goodwill and other intangible assets of $48,259 related to this acquisition. Axxess' sales aggregated $19,364 for the three months ended March 31, 2000. Axxess' results of operations are included in the results of the Hillman Group from the date of acquisition.

On April l3, 2000, the Company sold substantially all of the assets of Harding for a cash purchase price of $30,592 plus the assumption by the buyer of certain liabilities aggregating $12,693, subject to certain post-closing adjustments.

On October 4, 2000, the Company's Kar Products affiliate through the partnership formed with Glencoe Capital acquired all of the outstanding stock of Brampton Fastener Co. Limited, d/b/a Brafasco, based in Toronto, Canada. G-C purchased the outstanding stock of Brafasco for cash and notes. Brafasco is a supplier of maintenance and repair products serving primarily industrial customers. Brafasco had sales of $28,534 ($CDN) for the year ended December 31, 2000. As a result of this transaction, the Company holds a 44% ownership in the Kar Products affiliate.

On November 3, 2000, the Company's Hillman Group subsidiary purchased inventory and other assets of the Sharon-Philstone division of Pawtucket Fasteners, L.P. of Rhode Island. The Hillman Group assumed the sales and servicing of the Sharon-Philstone division, distributors of fasteners to the retail hardware marketplace with annual sales of approximately $14,000 for the twelve-month period prior to acquisition. The purchase price was $1,870 for inventory and other assets acquired at closing and a commitment to purchase additional inventory and other assets in the amount of approximately $3,572 over the fourteen months following closing, subject to certain post-closing adjustments. As of March 31, 2001, the Hillman Group has paid $3,153 for the acquisition of the Sharon-Philstone division.

In December 2000, the Board approved a plan to liquidate the Mexican segment which provided comprehensive inventory management services of maintenance, repair and operating materials to large manufacturing plants in Mexico. The Company recorded a pre-tax loss on liquidation of approximately $4,572 representing non-cash charges for accumulated translation losses, the write-down of inventories and other assets, and other liquidation costs. The Company expects to complete the liquidation process during the first half of 2001.

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                             (dollars in thousands)

3. Contribution of Subsidiaries/Acquisitions/Divestitures, con't.:

The following disclosures indicate the Company's estimate of pro forma financial results for the quarter ended March 31, 2000, had the Axxess acquisition been consummated on January 1, 2000:

         Net sales                                        $138,976
         Income before discontinued operations              41,039
         Net income                                         43,939
         Basic and diluted earnings per share:
                  Before discontinued operations             $6.01
                  Net income                                 $6.44

4.  Lines of Credit/Notes Payable/Long-Term Debt:

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

As of March 31, 2001, the Company's Borrowing Base was $87,905 consisting of receivables and inventory balances totaling $94,781 less letter of credit commitments outstanding of $6,876. As of March 31, 2001, the Company had $20,621 available under the Revolver. The Company had $71,119 of outstanding debt at March 31, 2001, consisting of bank revolver borrowings of $67,284, an outstanding Term Loan of $2,500 and capital lease obligations of $1,335. The Company and its domestic and foreign corporate subsidiaries are borrowers and guarantors ("Credit Parties") under the Credit Agreement. Each credit party assigned, pledged and granted a security interest in and to all its assets as collateral.

Accounts payable includes $8,037 representing checks issued and outstanding as of March 31, 2001, for which funds would have been drawn against the Company's revolving credit facility if they had been presented on that date.

On April 7, 2000, in connection with the acquisition of Axxess, the Company issued a $12,000 unsecured subordinated note. In connection with the sale of Harding on April 13, 2000, the Company repaid $9,600 of this unsecured subordinated note leaving a balance of $2,400. As of March 31, 2001, the Company's consolidated balance sheet included $2,780 in the current portion of unsecured subordinated notes related to the Axxess acquisition of which $380 represents accrued interest. This note was repaid on April 6, 2001 in the amount of $2,785, consisting of $2,400 in principal and $385 in account interest.

On April 7, 2000, in connection with the acquisition of Axxess, the Company issued an $11,000 unsecured subordinated note. The note is payable in seven equal quarterly installments commencing the earlier of i) the first calendar quarter after payment in full of the Term Loan or ii) March 31, 2004. Interest on the subordinated note ranges from prime plus 1% to prime plus 5% with a maximum rate at any time of 15%. Interest is payable upon maturity and compounds annually. As of March 31, 2001, the Company's consolidated balance sheet included $12,177 in long-term unsecured subordinated notes related to the Axxess acquisition of which $1,177 represents accrued interest.

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                             (dollars in thousands)

4. Lines of Credit/Notes Payable/Long-Term Debt, continued:

On December 28, 2000, the Company issued $30,000 of unsecured subordinated notes (the "Subordinated Debt Issuance") which mature December 28, 2006. Interest on the Subordinated Debt Issuance is 12.5%, and interest payments are required quarterly commencing January 1, 2001. The Company issued the holder of the subordinated notes the right to purchase 285,000 shares of the Company's common stock at a nominal value. As of March 31, 2001, the Company's consolidated balance sheet included the subordinated debt issuance of $29,140. The $29,140 balance reflects a discount of $860 which represents the fair market value of stock purchase rights issued to the holders of the subordinated debt. The $860 discount is being amortized over the life of the debt issuance.

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

6. Stockholders' Equity:

Earnings per Share

The Company computes earnings per share in accordance with SFAS 128, "Earnings per Share". SFAS 128 requires the presentation of basic and diluted earnings per share for companies with complex capital structures. For the three months ended March 31, 2001, the Company recorded a net loss. Therefore, basic and diluted earnings per share are equal, as potential common shares are not included as inclusion of such shares would have an anti-dilutive effect. Under the Company's Equity Compensation Plan, certain executives and key employees were granted a total of 669,495 options through March 31, 2000 to purchase the Company's Common Shares having a potentially dilutive effect on earnings per share. Due to market conditions, the shares granted under this plan did not have a material dilutive effect on earnings per share for the three months ended March 31, 2000.

Common Shares Issued to Certain Non-Employee Directors

Under the Company's Stock Compensation Plan for Non-Employee Directors, certain non-employee directors were issued 9,372 Common shares in the first three months of 2001, which results in a compensation charge of $29.

7. Segment Information:

The Company has two reportable segments which are the Hillman Group and Technology Services. The two segments are disaggregated based on the products and services provided, markets served, marketing strategies and delivery methods. The Company measures segment profitability and allocates corporate

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                             (dollars in thousands)

7.       Segment Information (continued):

resources based on each segment's Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") which is defined as income from operations before depreciation and amortization. The Company also measures the segments on performance of their tangible asset base.

Following is a tabulation of segment information for the three months ended March 31, 2001 and 2000. Corporate information is included to reconcile segment data to the consolidated financial statements.

                                              For the Three Months Ended,
                                          March 31, 2001       March 31, 2000
                                          --------------       --------------
Net Sales
Hillman Group                               $  57,001             $  35,585
Technology Services                            52,928                60,857
                                            ---------             ---------
  Consolidated net sales -
  business segments                         $ 109,929             $  96,442
                                            =========             =========

EBITDA
Hillman Group                               $   8,597             $   3,504
Technology Services                              (422)                 (190)
                                            ---------             ---------
 EBITDA - business segments                 $   8,175             $   3,314
                                            =========             =========

Reconciliation of Segment Profit
 to Income (loss)
 Before Income Taxes
EBITDA - Business segments                  $   8,175             $   3,314
Equity in earnings of affiliate                   501                   449
Corporate Expenses                             (1,275)               (1,922)
EBITDA from contributed
 subsidiaries, sold business,
 and terminated contracts                        --                   2,823
                                            ---------             ---------
Consolidated EBITDA                             7,401                 4,664
Depreciation                                   (3,045)               (1,014)
Amortization                                     (903)                 (405)
Interest expense, net                          (3,215)               (2,399)
Distributions on guaranteed
 preferred beneficial interests                (3,058)               (3,058)
Gain on contribution of
 subsidiaries                                    --                  49,115
                                            ---------             ---------
Income(loss) before income taxes            $  (2,820)            $  46,903
                                            =========             =========

Following is a supplemental table of segment tangible assets for ongoing operations as of March 31, 2001.

                                                            $             %
                             3/31/01       12/31/00      INC(DEC)      INC(DEC)
                            ---------     ---------     ---------      --------
  Hillman Group             $ 135,142     $ 128,198     $  6,944         5.4%
  Technology Services          61,129        62,132       (1,003)       (1.6)%
                            ---------     ---------     --------
    Total                   $ 196,271     $ 190,330     $  5,941         3.1%
                            =========     =========     ========

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following discussion provides information which management believes is relevant to an assessment and understanding of the Company's operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

General

SunSource Inc. (the "Company" or "SunSource") is one of the largest providers of value-added services and products to retail and industrial markets in North America. The Company is organized into two business segments which are The Hillman Group, Inc.(the "Hillman Group") and SunSource Technology Services Company, Inc. ("Technology Services" or "STS"). Also, the Company has an investment in an affiliate, G-C Sun Holdings, L.P., operating as Kar Products.

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

Acquisitions/Divestitures

On March 2, 2000, the Company contributed the interests in its Kar Products, Inc. and A & H Bolt & Nut Company Limited operations (collectively, the "Kar" business) to a newly-formed partnership affiliated with Glencoe Capital, L.L.C. ("Glencoe"). Glencoe contributed cash equity to the new partnership, G-C Sun Holdings, L.P. ("G-C"). The Company received $105 million in cash proceeds from the transaction through repayment of assumed debt by G-C and retained a minority ownership in G-C. Affiliates of Glencoe hold a controlling interest in G-C. SunSource recorded a pre-tax gain on the transaction of approximately $49.1 million in the first quarter of 2000. SunSource accounts for its investment in the partnership under the equity method.

On April 7, 2000, the Company acquired Axxess Technologies, Inc. ("Axxess") of Tempe, Arizona through a stock merger transaction. Axxess is a manufacturer of key duplication and identification systems. The transaction was structured as a purchase of 100% of the stock of the privately held company and repayment of outstanding Axxess debt in exchange for $87 million in cash and $23 million in subordinated notes. Axxess' sales aggregated $19.4 million for the three months ended March 31, 2000. Axxess' results of operations are included in the results of Hillman from the date of acquisition.

On April 13, 2000, the Company completed the sale of its Harding Glass, Inc. ("Harding") subsidiary to VVP America. The Company sold substantially all of the assets of Harding for a cash purchase price of $30.6 million plus the assumption by the buyer of certain liabilities aggregating $12.7 million, subject to certain post-closing adjustments. Proceeds from the sale of Harding were used to repay the Company's outstanding debt. Harding sales aggregated $28.0 million from January 1, 2000 through April 12, 2000.

In December 1999, the Board of Directors approved a plan to dispose of the Company's Harding business. Since December 1999, Harding has been accounted for as a discontinued operation and, accordingly, its results of operations were segregated from results of the Company's ongoing businesses including restatement of prior periods presented. Through December 31, 2000, the Company had recorded a loss on the discontinued Harding segment of $22.0 million in the aggregate or $3.20 and $3.19 per basic and diluted common share, respectively, net of tax benefits. No additional loss on disposal has been recorded for the three months ended March 31, 2001.

On October 4, 2000, SunSource's Kar Products affiliate, through the partnership formed with Glencoe Capital, acquired all of the outstanding stock of Brampton Fastener Co. Limited, d/b/a Brafasco, a supplier of maintenance and repair products to industrial customers based in Toronto, Canada. Brafasco had sales of $28.5 million ($CDN) for the year ended December 31, 2000. As a result of this transaction, the Company holds a 44% ownership in the Kar Products affiliate.

On November 3, 2000, the Company's Hillman Group subsidiary purchased inventory and other assets of the Sharon-Philstone division of Pawtucket Fasteners, L.P. of Rhode Island. The Hillman Group assumed the sales and servicing of the Sharon-Philstone division, distributors of fasteners to the retail hardware marketplace with annual sales of approximately $14 million for the twelve months ended prior to the acquisition. The purchase price was $1.9 million for inventory and other assets acquired at closing and a commitment to purchase additional inventory and other assets in the amount of approximately $3.6 million over the fourteen months following closing, subject to certain post-closing adjustments.

In December 2000, the Board approved a plan to liquidate the Mexican segment which provided comprehensive inventory management services of MRO materials to large manufacturing plants in Mexico. The Company recorded a pre-tax loss on liquidation of approximately $4.6 million representing non-cash charges for accumulated translation losses, the write-down of inventories and other assets, and other liquidation costs. The Company expects to complete the liquidation process during the first half of 2001. No additional loss on disposal was recorded for the three months ended March 31, 2001.

        Segment Sales and Profitability from Ongoing Operations for the
                    Three Months Ended March 31, 2001 & 2000
-------------------------------------------------------------------------------
                             (dollars in thousands)

                                                                           FOR THE THREE MONTHS ENDED,
                                                                ---------------------------------------------------
                                                                     March 31, 2001            March 31, 2000
                                                                -------------------------  ------------------------
                                                                                  % OF                      % OF
Sales                                                               AMOUNT        TOTAL        AMOUNT       TOTAL
                                                                -------------  ----------  ------------   ---------
Hillman Group (a)                                                   $ 57,001       51.9%      $ 35,585       36.9%
Technology Services                                                   52,928       48.1%        60,857       63.1%
                                                                -------------  ----------  ------------   ---------
   Consolidated net sales -
   ongoing operations                                                109,929      100.0%        96,442      100.0%
Expediter Segment (b)                                                      -                    22,122
Integrated Supply - terminated contract (c)                                -                     1,048
                                                                -------------              ------------
    Consolidated Net Sales                                         $ 109,929                 $ 119,612
                                                                =============              ============
                                                                                   % OF                      % OF
Gross Profit                                                                      SALES                     SALES
                                                                                ---------                  --------
Hillman Group (a)                                                   $ 32,185       56.5%      $ 19,228       54.0%
Technology Services                                                   12,784       24.2%        14,554       23.9%
                                                                -------------              ------------
   Consolidated gross profit -
   ongoing operations                                                 44,969       40.9%        33,782       35.0%
Expediter Segment (b)                                                      -                    15,052
                                                                -------------              ------------
     Consolidated Gross Profit                                      $ 44,969                  $ 48,834
                                                                =============              ============

EBITDA from ongoing operations (e)
Hillman Group (a)                                                    $ 8,597       15.1%       $ 3,504        9.8%
Technology Services                                                     (422)      (0.8%)         (190)      (0.3%)
Equity in Earnings of
   Expediter Segment (d)                                                 501                       449
Corporate expenses                                                    (1,275)      (1.2%)       (1,922)      (2.0%)
                                                                -------------              ------------
   Consolidated EBITDA -
   ongoing operations                                                  7,401        6.7%         1,841        1.9%
Expediter Segment (b)                                                      -                     2,823
                                                                -------------              ------------
     Consolidated EBITDA                                             $ 7,401                   $ 4,664
                                                                =============              ============

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

(c) Represents sales from an Integrated Supply contract that was terminated in 2000. A loss from termination of this contract was recorded in the fourth quarter of 1999.

(d) Represents Equity in Earnings from the contributed Expediter Segment.

(e) "EBITDA" (earnings before interest, taxes, depreciation and amortization) is defined as income (loss) from ongoing operations before depreciation and amortization.

         Three Months Ended March 31, 2001 and 2000

Net sales from ongoing operations increased $13.5 million or 14.0% in the first quarter of 2001 to $109.9 million from $96.4 million in 2000. Sales variances by business segment are as follows:
                                                   Sales Increase (Decrease)
                                                  --------------------------
                                                      Amount           %
                                                      ------          ---
                                                  (In thousands)
                                                  --------------
      Hillman Group                                 $ 21,416          60.2%
      Technology Services                             (7,929)        (13.0)%
                                                    --------
         Total Company - Ongoing Operations         $ 13,487          14.0%
                                                    ========

The Hillman Group's sales increased $21.4 million in the first quarter of 2001 to $57.0 million from $35.6 million in the first quarter of 2000 primarily as a result of the acquisition of Axxess. On a pro forma basis including Axxess, the Hillman Group's sales increased 3.7% in the first quarter of 2001 over the same prior-year quarter. Technology Services' sales decreased $7.9 million or 13.0% in the first quarter of 2001 to $52.9 million from $60.8 million in 2000 mainly as a result of soft market conditions experienced by original equipment manufacturers in certain industrial sectors in the first quarter of 2001.

The Company's sales backlog on a consolidated basis from ongoing operations was $48.2 million as of March 31, 2001, compared with $48.6 million at December 31, 2000, representing a decrease of 0.8%.

The Company's consolidated gross margin from ongoing operations was 40.9% in the first quarter of 2001 compared with 35.0% in the first quarter of 2000. On a comparable basis, excluding Axxess, the consolidated gross margin from ongoing operations was 36.7% for the three months ended March 31, 2001. The Hillman Group's gross margin improved 2.5% in the comparison period as a result of higher margin sales of keys and identification items related to the acquisition of Axxess and productivity gains in the various manufacturing operations. Technology Services' gross margin of 24.2% in the first quarter of 2001 increased slightly from 23.9% in the first quarter of 2000 primarily as a result of a change in sales mix.

The Company's selling, general and administrative expenses ("S,G&A") from ongoing operations on a comparable basis, excluding Axxess, decreased $0.1 million from $32.4 million in the first quarter of 2000 to $32.3 million in the first quarter of 2001. Selling expenses on a comparable basis, excluding Axxess, increased $1.1 million primarily as a result of conversion costs associated with the Hillman Group's purchase of inventory and other assets of Sharon-Philstone offset by headcount and travel expense reductions at STS. Warehouse and delivery expenses on a comparable basis, excluding Axxess, were comparable to the first quarter of 2000. General and administrative expenses on a comparable basis, excluding Axxess, decreased by $1.2 million primarily as a result of headcount reductions which occurred in the fourth quarter of 2000 at STS and reduced expenses at corporate headquarters.

Total S,G&A expenses from ongoing operations on a comparable basis, excluding Axxess, as a percentage of sales compared with the first quarter of 2000 are as follows:
                                                   Three Months ended March 31,
                                                   ----------------------------
       As of a % of Sales                              2001            2000
       ------------------                              ----            ----
       Selling Expenses                                20.6%           17.9%
       Warehouse and Delivery Expenses                  8.1%            7.5%
       General and Administrative Expenses              7.4%            8.2%
                                                       -----           -----
                Total S,G&A Expenses                   36.1%           33.6%
                                                       =====           =====

EBITDA from ongoing operations after corporate expenses for the first quarter of 2001 was $7.4 million compared with $1.8 million for the same prior-year period.

The Company's consolidated operating profit margin (EBITDA as a percentage of sales) after corporate expenses increased to 6.7% in the first quarter of 2001 compared with 1.9% in the first quarter of 2000. The Hillman Group's operating profit margin increased to 15.1% in the first quarter of 2001 compared with 9.8% primarily as a result of the acquisition of Axxess and operational efficiencies. STS had an operating loss of 0.8% compared with an operating loss of 0.3% in the first quarter of 2000 as a result of reduced sales.

Depreciation expense for ongoing operations increased $2.2 million to $3.0 million in the first quarter of 2001 from $0.8 million in the same quarter of 2000 primarily as a result of the acquisition of Axxess.

Amortization expenses for ongoing operations increased $0.6 million to $0.9 million as a result of the acquisition of Axxess.

Interest expense, net for ongoing operations increased $0.8 million in the first quarter of 2001 from $2.4 million in the first quarter of 2000. Interest expense in the first quarter of 2000 was lower as a result of cash proceeds from the contribution of Kar Products on March 2, 2000, which resulted in a significant decrease in the bank revolver balance and related interest. The Company also incurred additional amortization of deferred financing fees in the first quarter of 2001 as a result of an amendment to the Company's December 1999 debt refinancing in connection with the Axxess acquisition on April 7, 2000.

The Company pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.2 million per annum in the aggregate. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. For the three months ended March 31, 2001 and 2000, the Company paid $3.1 million in interest on the Junior Subordinated Debentures, equivalent to the amounts distributed by the Trust on the Trust Preferred Securities.

The Company is subject to federal, state and local income taxes on its domestic operations and foreign income taxes on its Canadian operation as accounted for in accordance with Statement of Financial Accounting Standard ("SFAS") 109, "Accounting for Income Taxes". Deferred income taxes represent differences between the financial statement and tax bases of assets and liabilities as classified on the Company's balance sheet. The effective income tax rate for the first quarter of 2001 was 6.8% compared with 11.3% in the first quarter of 2000. The effective tax rate in the in the first quarter of 2001 was significantly below the Company's combined statutory tax rate of about 40% primarily as a result of non-deductible goodwill and other items related to acquisition and divestiture activities. The effective tax rate in the first quarter of 2000 was primarily the result of a significant portion of the gain from the contribution of Kar being non-taxable as a result of the Company's remaining ownership in G-C.

Liquidity and Capital Resources

The Company's cash position of $2.4 million as of March 31, 2001, decreased $0.4 million from the balance at December 31, 2000. Cash was provided during this period primarily from net borrowings under the bank revolver ($12.2 million) and proceeds from the liquidation of the Mexico segment ($1.0 million). Cash was used during this period predominantly for net working capital investments in operations ($8.6 million), capital expenditures ($3.3 million), deferred compensation funding ($0.9 million) and other items, net ($0.8 million).

The Company's net interest coverage ratio from continuing operations for the first three months ended March 31, 2001 declined to .55X (earnings before interest, distributions on trust preferred securities and income taxes, excluding non-recurring events, over net interest expense and distributions on trust preferred securities), from 1.13X in the 2000 comparison period (including Kar for the first two months of 2000) as a result of reduced earnings and increased interest expense.

The Company's working capital position of $85.2 million at March 31, 2001, represents an increase of $8.2 million from the December 31, 2000 level of $77.0 million as a result of working capital reinvestments of $13.0 million, offset by a decrease in restricted cash used for deferred compensation funding of $3.6 million, a decrease in net assets held for sale due to collection of liquidation proceeds of $1.0 million and other items, net of $.2 million. The Company's current ratio increased to 2.1x at March 31, 2001 from 1.91x at December 31, 2000.

As of March 31, 2001, the Company had $20.6 million available under its senior secured credit facilities. The Company had approximately $71.1 million of outstanding debt at March 31, 2001, consisting of a $2.5 million senior secured term loan currently at 8.0%, bank revolver borrowings totaling $67.3 million at an effective interest rate of 8.05%, and capitalized lease obligations of $1.3 million at various interest rates.

As of March 31, 2001, the Company's total debt (including distributions payable) as a percentage of its consolidated capitalization (total debt, trust preferred securities and stockholders' equity) was approximately 48.3% compared with 45.0% at December 31, 2000 and 17.8% as of March 31, 2000. The Company's consolidated capitalization (including distributions payable) as of March 31, 2001, was approximately $241.5 million compared to $231.9 million at December 31, 2000 and $174.6 million at March 31, 2000.

The Company has spent $3.3 million for capital expenditures through March 31, 2001, primarily for key machines and machinery and equipment. The Company expects to spend an additional $11.9 million by December 31, 2001, for a total of $15.2 million in 2001 primarily for the Hillman Group. The total anticipated spending of $15.2 million in 2001 represents an increase of $6.8 million compared to total year 2000 as a result of the acquisition of Axxess and growth in national accounts for key machines.

The Company has deferred tax assets aggregating $30.0 million as of March 31, 2001, as determined in accordance with SFAS 109. Management believes that the Company's deferred tax assets will be realized through the reversal of existing temporary differences between the financial statement and tax bases, as well as through future taxable income.

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

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("the FASB") issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 established accounting and reporting standards for derivative financial instruments and hedging activities, and requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. In June 1999, the FASB issued SFAS 137, which deferred the implementation of SFAS 133. The Company adopted SFAS 133 during the first quarter of 2001. The adoption of SFAS 133 has not had a material impact on the Company's financial position and results of operations.

Forward Looking Statements

Certain disclosures related to acquisitions and divestitures, refinancing, capital expenditures, liquidation of the Mexican segment, resolution of pending litigation and realization of deferred tax assets contained in this report involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements on our current expectations, assumptions and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Actual results could differ materially from those currently anticipated as a result of a number of factors, including the risks and uncertainties discussed under captions "Risk Factors" set forth in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements.

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

                                     PART II
                                OTHER INFORMATION


Items 1, 2, 3, 5, & 6 - None



Item 4 - Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 2, 2001 to consider and take action on the election of three directors. This item is discussed in detail in the Company's Proxy Statement filed on April 17, 2001. The voting results for this item are as follows:

1.       Election of Directors
                                             Votes For          Withheld
                                             ---------          --------
             Robert E. Keith, Jr.            6,205,617          238,607
             Geoffrey C. Shepard             6,113,027          331,197
             Francis G. Ziegler              6,206,260          237,964

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





DATE: May 15, 2001