Form 10-Q
period 2001-06-30
SUNSOURCE INC
filed 2001-08-14
CIK 1029831

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934





For the quarterly period ended June 30, 2001

Commission file number 1-13293


                                 SunSource Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                               23-2874736
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

       3000 One Logan Square
       Philadelphia, Pennsylvania                                   19103
----------------------------------------                      ------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:  (215) 282-1290


Securities registered pursuant to Section 12(b) of the Act:

      Title of Class                 Name of Each Exchange on Which Registered
---------------------------          -----------------------------------------
       Common Stock,                           American Stock Exchange
  par value $.01 per share

Preferred Share Purchase Rights                American Stock Exchange


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

On August 14, 2001 there were 6,889,844 Common Shares outstanding.

                                 SUNSOURCE INC.

                                      INDEX




PART I.  FINANCIAL INFORMATION                                                                        PAGE(S)

Item 1.  Consolidated Financial Statements

                           Consolidated Balance Sheets as of June 30, 2001
                           (Unaudited), December 31, 2000 and June 30, 2000
                           (Unaudited)                                                                    3

                           Consolidated Statements of Operations for
                           the Three Months ended June 30, 2001 and 2000
                           (Unaudited)                                                                    4

                           Consolidated Statements of Operations for
                           the Six Months ended June 30, 2001 and 2001
                           (Unaudited)                                                                    5

                           Consolidated Statements of Cash Flows
                           for the Three Months ended June 30, 2001 and 2000
                           (Unaudited)                                                                    6

                           Consolidated Statements of Cash Flows
                           for the Six Months ended June 30, 2001 and 2001
                           (Unaudited)                                                                    7

                           Consolidated Statement of Changes in Stockholders'
                           Equity for the Six Months ended June 30, 2001
                           (Unaudited)                                                                    8

                           Notes to Consolidated Financial Statements
                           (Unaudited)                                                                 9-16

Item 2.                    Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                        17-25


PART II. OTHER INFORMATION                                                                               26




SIGNATURES                                                                                               27


                         SUNSOURCE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                                  June 30,                     June 30,
                                                                                    2001      December 31,       2000
                                               ASSETS                           (Unaudited)      2000         (Unaudited)
                                               ------                           -----------   -----------     -----------
Current assets:
  Cash and cash equivalents                                                     $   1,876     $  2,811         $  2,002
  Restricted cash                                                                       -       10,955                -
  Marketable securities                                                             7,636            -                -
  Accounts receivable, net                                                         58,274       46,912           62,324
  Inventories                                                                      78,121       78,658           79,781
  Deferred income taxes                                                            14,483       14,483            9,964
  Net assets held for sale and liquidation                                            260        1,767            3,622
  Income taxes receivable                                                               -           27           11,884
  Other current assets                                                              6,463        6,167            2,753
                                                                                ---------     --------         --------
      Total current assets                                                        167,113      161,780          172,330
Property and equipment, net                                                        59,334       58,314           59,533
Goodwill and other intangibles                                                     77,274       77,949           80,314
Deferred financing fees                                                             5,131        5,835            4,694
Deferred income taxes                                                              13,930       15,118            3,755
Cash surrender value of life insurance policies                                         -            -           12,411
Other assets                                                                        3,669        3,145            8,791
                                                                                ---------     --------         --------

      Total assets                                                              $ 326,451     $322,141         $341,828
                                                                                =========     ========         ========

                                LIABILITIES AND STOCKHOLDERS' EQUITY
                                ------------------------------------
Current liabilities:
  Accounts payable                                                              $  41,646     $ 39,785         $ 42,626
  Notes payable                                                                       212          624              127
  Current portion of capitalized lease obligations                                    690          915              930
  Dividends / distributions payable                                                 1,019        1,019                -
  Deferred tax liability                                                              594          594                -
  Current portion of unsecured subordinated notes                                       -        2,677            2,400
  Current portion of long term senior bank debt                                       500          375            5,000
  Accrued expenses:
    Salaries and wages                                                              3,650        4,307            3,941
    Income and other taxes                                                          6,085        6,605            4,585
    Accrued liabilities on discontinued operations                                  1,460        2,407            2,781
    Other accrued expenses                                                         20,044       25,520           20,659
                                                                                ---------     --------         --------
      Total current liabilities                                                    75,900       84,828           83,049
Long term unsecured subordinated notes                                             41,672       40,960           11,267
Long term senior bank debt                                                          1,875        2,125           12,500
Bank revolving credit                                                              72,085       55,111           76,900
Capitalized lease obligations                                                         405          627            1,018
Deferred compensation                                                               6,449        7,868           12,498
Deferred tax liability                                                              1,629        1,629                -
Other liabilities                                                                   1,427        1,541            2,186
                                                                                ---------     --------         --------
      Total liabilities                                                           201,442      194,689          199,418
                                                                                ---------     --------         --------

Guaranteed preferred beneficial interests in the
 Company's junior subordinated debentures                                         114,672      114,848          115,024
                                                                                ---------     --------         --------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par, 1,000,000 shares
   authorized, none issued                                                              -            -                -
  Common stock, $.01 par, 20,000,000 shares authorized,
   7,368,944 issued and 6,889,844 outstanding at June 30, 2001, 7,352,137 issued and 6,873,037 outstanding at December 31, 2000
   and 7,339,384 issued and 6,860,284 outstanding at June 30, 2000                     74           74               73
  Additional paid-in capital                                                       22,866       22,808           21,854
  Retained earnings (accumulated deficit)                                          (3,032)        (617)          18,241
  Unearned compensation                                                              (338)        (428)            (542)
  Accumulated other comprehensive income                                             (528)        (528)          (3,535)
  Treasury stock, at cost, 479,100 shares                                          (8,705)      (8,705)          (8,705)
                                                                                ---------     --------         --------
      Total stockholders' equity                                                   10,337       12,604           27,386
                                                                                ---------     --------         --------

      Total liabilities and stockholders' equity                                $ 326,451     $322,141         $341,828
                                                                                =========     ========         ========

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SUNSOURCE INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                           FOR THE THREE MONTHS ENDED,
                (dollars in thousands, except for share amounts)

                                                                                  June 30,            June 30,
                                                                                    2001                2000
                                                                                    ----                ----
Net sales                                                                       $  116,611          $  124,394
Cost of sales                                                                       67,232              75,581
                                                                                ----------          ----------
   Gross profit                                                                     49,379              48,813
                                                                                ----------          ----------
Operating expenses:
  Selling, general and administrative expenses                                      37,441              40,183
  Depreciation                                                                       3,043               2,574
  Amortization                                                                       1,003                 967
                                                                                ----------          ----------
   Total operating expenses                                                         41,487              43,724
                                                                                ----------          ----------
Other income                                                                            76                 248
                                                                                ----------          ----------
   Income from operations                                                            7,968               5,337

Interest expense, net                                                                3,086               3,058
Distributions on guaranteed preferred
 beneficial interests                                                                3,058               3,058
Equity in earnings of affiliate (Note 3)                                               444                 505
                                                                                ----------          ----------
    Income (loss) before provision for income taxes                                  2,268                (274)

Provision for income taxes                                                           2,054                 237
                                                                                ----------          ----------
    Income (loss) from continuing operations                                           214                (511)
                                                                                ----------          ----------
Discontinued operations (Note 1)
 Income from operations of discontinued
  segments, net of income taxes of $5                                                    -                   4
 Loss on disposal of discontinued segments,
  net of income tax benefit of $721                                                      -                (479)
                                                                                ----------          ----------
    Loss from discontinued operations                                                    -                (475)
                                                                                ----------          ----------
    Net income (loss)                                                           $      214          $     (986)
                                                                                ==========          ==========
Income (loss) per common share - basic:
  Income (loss) from continuing operations                                      $     0.03          $    (0.07)
  Income from operations of discontinued
    segments, net of taxes                                                               -                   -
  Loss on disposal of discontinued
    segments, net of taxes                                                               -               (0.07)
                                                                                ----------          ----------
  Net income (loss) per common share - basic                                    $     0.03          $    (0.14)
                                                                                ==========          ==========
Weighted average number of
  outstanding common shares (Note 6)                                             6,889,844           6,860,036

Income (loss) per common share - assuming dilution:
  Income (loss) from continuing operations                                      $     0.03          $    (0.07)
  Income from operations of discontinued
    segments, net of taxes                                                               -                   -
  Loss on disposal of discontinued
    segments, net of taxes                                                               -               (0.07)
                                                                                ----------          ----------
  Net income (loss) per common share - assuming dilution                        $     0.03          $    (0.14)
                                                                                ==========          ==========
Weighted average number of
  outstanding common shares
  for purposes of computing dilution (Note 6)                                    7,688,371           6,860,036

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SUNSOURCE INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                            FOR THE SIX MONTHS ENDED,
                (dollars in thousands, except for share amounts)

                                                                            June 30,                   June 30,
                                                                              2001                       2000
                                                                              ----                       ----
Net sales                                                                 $  226,540                 $  244,006
Cost of sales                                                                132,192                    146,359
                                                                          ----------                 ----------
   Gross profit                                                               94,348                     97,647
                                                                          ----------                 ----------
Operating expenses:
  Selling, general and administrative expenses                                75,141                     84,886
  Depreciation                                                                 6,088                      3,588
  Amortization                                                                 1,906                      1,372
                                                                          ----------                 ----------
   Total operating expenses                                                   83,135                     89,846
                                                                          ----------                 ----------
Other income (expense)                                                          (293)                       332
                                                                          ----------                 ----------
   Income from operations                                                     10,920                      8,133

Interest expense, net                                                          6,301                      5,457
Distributions on guaranteed preferred
 beneficial interests                                                          6,116                      6,116
Gain on contribution of subsidiaries (Note 3)                                      -                     49,115
Equity in earnings of affiliate (Note 3)                                         945                        954
                                                                          ----------                 ----------
    Income (loss) before provision for income taxes                             (552)                    46,629

Provision for income taxes                                                     1,863                      5,523
                                                                          ----------                 ----------
    Income (loss) from continuing operations                                  (2,415)                    41,106
                                                                          ----------                 ----------
Discontinued operations (Note 1)
 Income from operations of discontinued
  segments, net of income taxes of $75                                             -                         75
 Gain on disposal of discontinued segments,
  net of income tax benefit of $6,929                                              -                      2,357
                                                                          ----------                 ----------
    Income from discontinued operations                                            -                      2,432
                                                                          ----------                 ----------
    Net income (loss)                                                     $   (2,415)                $   43,538
                                                                          ==========                 ==========
Income (loss) per common share-basic:
  Income (loss) from continuing operations                                $    (0.35)                $     6.01
  Income from operations of discontinued
    segments, net of taxes                                                         -                       0.01
  Gain on disposal of discontinued
    segments, net of taxes                                                         -                       0.34
                                                                          ----------                 ----------
  Net income (loss) per common share - basic                              $    (0.35)                $     6.36
                                                                          ==========                 ==========
Weighted average number of
  outstanding common shares (Note 6)                                       6,886,147                  6,843,599

Income (loss) per common share - assuming dilution:
  Income (loss) from continuing operations                                $    (0.35)                $     6.01
  Income from operations of discontinued
    segments, net of taxes                                                         -                       0.01
  Gain on disposal of discontinued
    segments, net of taxes                                                         -                       0.34
                                                                          ----------                 ----------
  Net income (loss) per common share - assuming dilution                  $    (0.35)                $     6.36
                                                                          ==========                 ==========
Weighted average number of
  outstanding common shares
  for purposes of computing dilution (Note 6)                              6,886,147                  6,843,599

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SUNSOURCE INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                           FOR THE THREE MONTHS ENDED,
                             (dollars in thousands)

                                                                                June 30, 2001           June 30, 2000
                                                                                -------------           -------------
Cash flows from operating activities:
  Net income (loss)                                                                   $   214                 $  (986)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
     Depreciation and amortization                                                      4,046                   3,541
     Loss from discontinued segments before taxes                                           -                   1,191
     Equity in earnings of affiliate                                                     (444)                   (505)
     Deferred income tax provision                                                      1,544                       -
     Changes in current operating items:
        (Increase) decrease in accounts receivable                                     (4,700)                     17
        Decrease in inventories                                                           118                   4,223
        Increase in income taxes receivable                                                 -                    (737)
        (Increase) decrease in other current assets                                      (572)                  1,966
        Increase (decrease) in accounts payable                                         1,798                  (6,973)
        Increase in other accrued liabilities                                              67                   1,859
     Other items, net                                                                     549                       5
                                                                                      -------                 -------
    Net cash provided by operating activities                                           2,620                   3,601
                                                                                      -------                 -------
Cash flows from investing activities:
  Proceeds from sale/liquidation of discontinued operations                               450                  31,446
  Costs associated with sale/liquidation of discontinued operations                      (251)                 (1,127)
  Payment for acquired business                                                             -                 (87,000)
  Proceeds from sale of property and equipment                                            181                   1,053
  Increase in net assets held for sale                                                   (203)                   (402)
  Capital expenditures and contruction in process                                      (4,437)                 (3,057)
  Other, net                                                                             (310)                    600
                                                                                      -------                 -------
    Net cash used for investing activities                                             (4,570)                (58,487)
                                                                                      -------                 -------
Cash flows from financing activities:
  Borrowings under bank credit agreements, net                                          4,801                  69,835
  Repayment of long term debt                                                            (125)                 (4,000)
  Repayment of subordinated notes                                                      (2,785)                 (9,600)
  Repayments under other credit facilities, net                                          (208)                   (126)
  Principal payments under capitalized lease obligations                                 (240)                   (230)
  Other, net                                                                                5                  (1,632)
                                                                                      -------                 -------
    Net cash provided by financing activities                                           1,448                  54,247
                                                                                      -------                 -------
Net decrease in cash and cash equivalents                                                (502)                   (639)

Cash and cash equivalents at beginning of period                                        2,378                   2,641
                                                                                      -------                 -------
Cash and cash equivalents at end of period                                            $ 1,876                 $ 2,002
                                                                                      =======                 =======


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SUNSOURCE INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                            FOR THE SIX MONTHS ENDED,
                             (dollars in thousands)

                                                                              June 30, 2001                 June 30, 2000
                                                                              -------------                 -------------
Cash flows from operating activities:
  Net income (loss)                                                             $  (2,415)                   $   43,538
  Adjustments to reconcile net income (loss) to net
    cash used for operating activities:
     Depreciation and amortization                                                  7,994                         4,960
     Loss from discontinued segments before taxes                                       -                         4,422
     Gain on contribution from subsidiaries                                             -                       (49,115)
     Equity in earnings of affiliate                                                 (945)                         (954)
     Deferred income tax provision                                                  1,188                             -
     Changes in current operating items:
        Increase in accounts receivable                                           (11,362)                       (7,357)
        Decrease in inventories                                                       537                         5,266
        Decrease (increase) in income taxes receivable                                 27                          (226)
        (Increase) decrease in other current assets                                  (871)                        2,286
        Increase (decrease) in accounts payable                                     1,861                        (2,025)
        Decrease in other accrued liabilities                                      (3,391)                       (5,016)
     Other items, net                                                               1,377                          (916)
                                                                                ---------                    ----------
    Net cash used for operating activities                                         (6,000)                       (5,137)
                                                                                ---------                    ----------
Cash flows from investing activities:
  Proceeds from contribution of subsidiaries                                            -                       105,000
  Costs associated with contribution of subsidiaries                                    -                          (655)
  Proceeds from sale/liquidation of discontinued operations                         1,450                        31,446
  Costs associated with sale/liquidation of discontinued operations                  (947)                       (1,127)
  Payment for acquired business                                                         -                       (87,000)
  Proceeds from sale of property and equipment                                        625                         1,124
  Decrease (increase) in net assets held for sale                                      57                        (1,206)
  Capital expenditures and contruction in process                                  (7,779)                       (3,482)
  Other, net                                                                       (1,517)                         (380)
                                                                                ---------                    ----------
    Net cash (used for) provided by investing activities                           (8,111)                       43,720
                                                                                ---------                    ----------
Cash flows from financing activities:
  Borrowings (repayments) under bank credit agreements, net                        16,974                       (25,891)
  Repayment of long term debt                                                        (125)                       (4,000)
  Repayment of subordinated notes                                                  (2,785)                       (9,600)
  Repayments under other credit facilities, net                                      (412)                         (249)
  Principal payments under capitalized lease obligations                             (481)                         (484)
  Other, net                                                                            5                        (1,632)
                                                                                ---------                    ----------
    Net cash provided by (used for) financing activities                           13,176                       (41,856)
                                                                                ---------                    ----------
Net decrease in cash and cash equivalents                                            (935)                       (3,273)

Cash and cash equivalents at beginning of period                                    2,811                         5,275
                                                                                ---------                    ----------
Cash and cash equivalents at end of period                                      $   1,876                    $    2,002
                                                                                =========                    ==========

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SUNSOURCE INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
            EQUITY FOR THE SIX MONTHS ENDED JUNE 30, 2001 (Unaudited)

                             (dollars in thousands)

                                                                                             Accumulated
                                                     Additional                                 Other                      Total
                                            Common    Paid-in    Accumulated     Unearned   Comprehensive    Treasury  Stockholders'
                                             Stock    Capital    Deficit (2)   Compensation   Income (1)      Stock        Equity
                                            ------   ----------  -----------   ------------ -------------    --------- ------------
Beginning Balance - December 31, 2000         $ 74   $ 22,808    $   (617)        $ (428)        $ (528)     $ (8,705)   $ 12,604

  Net loss                                                         (2,415)                                                 (2,415)

  Issuance of 16,807 shares of common stock
   to certain non-employee directors                       58                                                                  58

  Amortization of stock option discount                                               40                                       40

  Amortization of vested portion of
   restricted stock                                                                   50                                       50

                                            ------   --------    --------         ------         ------      --------    --------
Ending Balance - June 30, 2001                $ 74   $ 22,866    $ (3,032)        $ (338)        $ (528)     $ (8,705)   $ 10,337
                                            ======   ========    ========         ======         ======      ========    ========


(1) Cumulative foreign translation adjustment represents the only item of other comprehensive income.
(2) Ending accumulated deficit includes $814 in undistributed earnings related to the Company's investment in G-C Sun Holdings, L.P. which the Company accounts for under the equity mehtod.




           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SUNSOURCE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)



1.  Basis of Presentation:

The accompanying financial statements include the consolidated accounts of SunSource Inc. (the "Company" or "SunSource") and its wholly-owned subsidiaries, principally The Hillman Group, Inc. (the "Hillman Group" or "Hillman"), and SunSource Technology Services Company, L.L.C. ("Technology Services" or "STS"), and includes an investment trust, SunSource Capital Trust (the "Trust"). The Company also has an investment in an affiliate, G-C Sun Holdings, L.P., operating as Kar Products. All significant intercompany balances and transactions have been eliminated. The Company is one of the leading providers of value-added services and products to retail and industrial markets in North America.

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

Certain information in note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q requirements although the Company believes that disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's report on Form 10-K for the year ended December 31, 2000, Form 10-Q for the quarter ended March 31, 2001, and Form 8-K, Report of Unscheduled Material Events, filed on June 21, 2001.

Discontinued Operations:

In December 1999, the Company's Board of Directors approved management's plan to dispose of the glass business, Harding Glass, Inc. ("Harding"). In December 2000, the Company's Board of Directors also approved management's plan to liquidate the Company's Integrated Supply - Mexico business (the "Mexican segment"). Accordingly, Harding and the Mexican business segments have been accounted for as discontinued operations with their respective results of operations segregated from results of the Company's ongoing businesses including restatement of the prior periods presented. On April 13, 2000, the Company consummated the sale of Harding. The liquidation of the Mexican Segment was substantially completed as of June 30, 2001. See Note 3, Contribution of Subsidiaries/Acquisitions/Divestitures.

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                             (dollars in thousands)

1.         Basis of Presentation, continued:

Discontinued Operations, continued:

Following is summary financial information for the Company's discontinued Harding and Mexican operations:

                                                            Three Months                 Six Months
                                                            Ended 6/30/00                Ended 6/30/00
---------------------------------------------------------------------------------------------------------
Net Sales:                                                  $  2,259                      $ 27,884
   Harding                                                     3,654                         7,881
   Mexican segment                                          --------                      --------
Consolidated net sales                                      $  5,913                      $ 35,765
---------------------------------------------------------------------------------------------------------
Income from discontinued operations:
   Before income taxes
    Harding                                                 $     --                      $     --
    Mexican segment                                                9                           150
                                                            --------                      --------
   Total income from
    discontinued operations
    before income taxes                                     $      9                      $    150
                                                            --------                      --------
   Income tax expense:
    Harding                                                       --                            --
    Mexican segment                                               (5)                          (75)
                                                            --------                      --------
   Total income tax expense                                 $     (5)                     $    (75)
                                                            --------                      --------
   Net income from
    discontinued operations:
    Harding                                                 $     --                      $     --
    Mexican segment                                                4                            75
                                                            --------                      --------
   Total net income
    from discontinued operations                            $      4                      $     75
                                                            ========                      ========
Gain (loss) on disposal:
   Harding                                                  $ (1,200)                     $ (4,572)
   Mexican segment                                                --                            --
                                                            --------                      --------
Total loss on disposal                                      $ (1,200)                     $ (4,572)
                                                            --------                      --------
Income tax benefit on disposal:
   Harding                                                  $    721                      $  6,929
   Mexican segment                                                --                            --
                                                            --------                      --------
Total tax benefit on disposal                               $    721                      $  6,929
                                                            --------                      --------
Total gain (loss) on disposal
 from discontinued operations                               $   (479)                     $  2,357
                                                            ========                      ========
Total (loss) income from discontinued operations:
    Harding                                                 $   (479)                     $  2,357
    Mexican segment                                                4                            75
                                                            --------                      --------
Total (loss) income
 from discontinued operations                               $   (475)                     $  2,432
                                                            ========                      ========

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                             (dollars in thousands)

1.         Basis of Presentation, continued:

Discontinued Operations, continued:

No additional loss on disposal of the discontinued segments has been recorded during the six months ended June 30, 2001.

As of June 30, 2001, the Company had net assets held for sale of the discontinued operations of $260 consisting of receivables, prepaid assets, and property and equipment, and accrued liabilities of $1,460 which consists primarily of severance and other termination related benefits.

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

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" ("FAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 requires that all business combinations be accounted for under the purchase method, and the use of the pooling-of-interests method is prohibited for business combinations initiated after June 30, 2001. FAS 141 also establishes criteria for the separate recognition of intangible assets acquired in a business combination. FAS 142 requires that goodwill no longer be amortized to earnings, but instead be subject to periodic testing for impairment. FAS 142 is effective for fiscal years beginning after December 15, 2001, with earlier application permitted only in specified circumstances. Management is currently evaluating the expected impact of FAS 142.

3.  Contribution of Subsidiaries/Acquisitions/Divestitures:

On March 2, 2000, the Company contributed the interests in its Kar Products, Inc. and A & H Bolt & Nut Company Limited operations (collectively, "Kar" or the "Kar Products" business) to a newly-formed partnership affiliated with Glencoe Capital, L.L.C. ("Glencoe"). Glencoe contributed cash equity to the new partnership, G-C Sun Holdings, L.P. ("G-C"). The Company received $105,000 in cash proceeds from the transaction through repayment of assumed debt by G-C and retained a minority ownership in G-C. Affiliates of Glencoe hold a controlling interest in G-C. SunSource recorded a pre-tax gain on the transaction of approximately $49,115 in the first quarter of 2000. Sales from Kar aggregated $22,122 from January 1, 2000 to March 2, 2000. The Company accounts for its investment in the partnership under the equity method. As of June 30, 2001, SunSource's consolidated balance sheet includes $1,429 in other assets which represents the Company's investment in G-C.

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                             (dollars in thousands)


3.  Contribution of Subsidiaries/Acquisitions/Divestitures, con't.:

On April 7, 2000, the Company's Hillman Group acquired Axxess Technologies, Inc. ("Axxess" or "Axxess Technologies") of Tempe, Arizona through a stock merger transaction. Axxess is a manufacturer of key duplication and identification systems. The transaction was structured as a purchase of 100% of the stock of the privately held company and repayment of outstanding Axxess debt in exchange for $87,000 in cash and $23,000 in subordinated notes. In connection with the sale of Harding on April 13, 2000, the Company repaid $9,600 of these subordinated notes leaving a balance of $13,400 comprised as follows: 1) a $2,400 15% note which was paid on April 7, 2001 and 2) an $11,000 note which is payable in seven equal quarterly installments commencing the earlier of i) the first calendar quarter after payment in full of the Term Loan extended by the Company's senior lenders or ii) March 31, 2004. Interest on the $11,000 subordinated note ranges from prime plus 1% to prime plus 5% with a maximum rate at any time of 15%. The aggregate consideration for the transaction was $111,537, including transaction costs of $1,537, plus the assumption of certain liabilities aggregating $14,018. The Hillman Group recorded goodwill and other intangible assets of $48,259 related to this acquisition. Axxess' sales aggregated $19,364 for the three months ended March 31, 2000, and its results of operations are included in the results of the Hillman Group from the date of acquisition.

The following disclosures indicate the Company's estimate of pro forma financial results for the six months ended June 30, 2000 had the Axxess acquisition been consummated on January 1, 2000:

         Net sales                                                  $263,370
         Income before discontinued operations                        40,650
         Net income                                                   43,082
         Basic and diluted earnings per share:
                  Before discontinued operations                    $   5.94
                  Net income                                        $   6.30


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

On November 3, 2000, the Company's Hillman Group purchased inventory and other assets of the Sharon-Philstone division of Pawtucket Fasteners, L.P. of Rhode Island. Hillman assumed the sales and servicing of the Sharon-Philstone division, distributors of fasteners to the retail hardware marketplace with annual sales of approximately $14,000 for the twelve-month period prior to acquisition. The purchase price was $5,460 for inventory and other assets including certain post-closing adjustments.

In December 2000, the Board approved a plan to liquidate the Mexican segment which provided comprehensive inventory management services of maintenance, repair and operating materials to large manufacturing plants in Mexico. The Company recorded a pre-tax loss on liquidation of approximately $4,572 representing non-cash charges for accumulated translation losses, the write-down of inventories and other assets, and other liquidation-related costs. The liquidation process was substantially completed as of June 30, 2001.

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                             (dollars in thousands)



3.       Contribution of Subsidiaries/Acquisitions/Divestitures, con't.:

On June 19, 2001, the Company announced that it had signed a definitive merger agreement in which Allied Capital Corporation ("Allied") would acquire all of the outstanding common stock of the Company for cash or stock aggregating approximately $72,000 or $10.375 per SunSource common share. Upon consummation of the merger SunSource will become a privately owned portfolio company controlled by Allied. Management of the Company will participate with Allied in the buyout transaction and will retain an approximate 6% ownership position on a fully diluted basis in the new portfolio company. On July 2, 2001, Allied announced that it had elected the cash option to complete the acquisition. It is anticipated that the merger transaction will close by September 30, 2001.


4.  Lines of Credit/Notes Payable/Long-Term Debt:

On December 15, 1999, the Company refinanced its $60,000 senior notes and $90,000 bank revolving credit with $155,000 in senior credit facilities (the "Credit Agreement") consisting of $130,000 in revolving bank credit (the "Revolver") and a $25,000 term loan (the "Term Loan"). The Credit Agreement has a five-year term whose revolver availability is based on the Company's eligible receivables and inventory balances (the "Borrowing Base") evaluated on a monthly basis. On April 7, 2000, the Company amended the Credit Agreement to reduce the Revolver to $115,000.

As of June 30, 2001, the Company's Borrowing Base was $89,592 consisting of eligible receivables and inventory balances totaling $95,770 less letter of credit commitments outstanding of $6,178. As of June 30, 2001, the Company had $17,507 available under the Revolver. The Company had $75,767 of outstanding debt at June 30, 2001, consisting of bank revolver borrowings of $72,085, an outstanding Term Loan of $2,375 and capital lease obligations and other debt of $1,307. The Company and its domestic and foreign corporate subsidiaries are borrowers and guarantors ("Credit Parties") under the Credit Agreement. Each credit party assigned, pledged and granted a security interest in and to all its assets as collateral.

Accounts payable includes $6,690 representing checks issued and outstanding as of June 30, 2001, for which funds would have been drawn against the Company's revolving credit facility if they had been presented on that date.

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                             (dollars in thousands)


4.       Lines of Credit/Notes Payable/Long-Term Debt, continued:

On April 7, 2000, in connection with the acquisition of Axxess, the Company issued a $12,000 unsecured subordinated note. In connection with the sale of Harding on April 13, 2000, the Company repaid $9,600 of this unsecured subordinated note and the balance of $2,400 was repaid on April 6, 2001 along with accrued interest of $385.

On April 7, 2000, in connection with the acquisition of Axxess, the Company through its Hillman Group subsidiary issued an $11,000 unsecured subordinated note. The note is payable in seven equal quarterly installments commencing the earlier of i) the first calendar quarter after payment in full of the Term Loan or ii) March 31, 2004. Interest on the subordinated note ranges from prime plus 1% to prime plus 5% with a maximum rate at any time of 15%. Interest is payable upon maturity and compounds annually. On June 29, 2001, Allied purchased the subordinated note from its holders for $8,500. To induce Allied to purchase the note, SunSource entered into a letter agreement in which SunSource agreed to conditions that would, during such time that Allied owns the note: 1) limit additional debt that the Company can incur, 2) restrict prepayment of the guaranteed preferred beneficial interests, 3) require the Company to use its best efforts to obtain the consent of its senior lenders to allow the repurchase of this note and allow a concurrent investment by Allied in the Company, and 4) prohibit the Hillman Group from transferring or assigning its obligation under the note. As of June 30, 2001, the Company's consolidated balance sheet included $12,494 in long-term unsecured subordinated notes related to the Axxess acquisition of which $1,494 represents accrued interest.

On December 28, 2000, the Company issued $30,000 of unsecured subordinated notes (the "Subordinated Debt Issuance") which mature December 28, 2006. Interest on the Subordinated Debt Issuance is 12.5%, and interest payments are required quarterly commencing January 1, 2001. The Company issued the holder of the subordinated notes the right to purchase 285,000 shares of the Company's common stock at a nominal value. As of June 30, 2001, the Company's consolidated balance sheet carries the subordinated debt at $29,178 which reflects a discount of $822 to record the fair market value of stock purchase rights issued to the holders of the subordinated debt. The note discount is being amortized over the life of the debt issuance.

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

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                             (dollars in thousands)



6.  Stockholders' Equity:

Earnings per Share

The Company computes earnings per share in accordance with SFAS 128, "Earnings per Share". SFAS 128 requires the presentation of basic and diluted earnings per share for companies with complex capital structures. Basic earnings per share is a per share measure of an entity's performance computed by dividing income or loss available to common stockholders (the numerator) by the weighted average number of common shares outstanding during the period (the denominator). Diluted earnings per share measures the entity's performance taking into consideration common shares outstanding (as computed under basic earnings per share) and dilutive potential common shares, such as stock options. However, entities with a net loss do not include common stock equivalents in the computation of diluted earnings per share, as the effect would be anti-dilutive.

For the three months ended June 30, 2000 and the six months ended June 30, 2001, the Company recorded a net loss. Therefore, basic and diluted earnings per share are equal during these periods, as potential common shares are not included as inclusion of such shares would have an anti-dilutive effect.

Under the Company's Equity Compensation Plan, certain executives and key employees were granted a total of 1,156,500 options through June 30, 2001, to purchase the Company's common shares having a potentially dilutive effect on earnings per share. Due to market conditions, the shares granted under this plan did not have a material dilutive effect on earnings per share for the reporting periods with net income which were the three months ended June 30, 2001 and the six months ended June 30, 2000.

Common Shares Issued to Certain Non-Employee Directors

Under the Company's Stock Compensation Plan for Non-Employee Directors, certain non-employee directors were issued 16,807 common shares in the first six months of 2001, which resulted in a compensation charge of $58.

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

Following is a tabulation of segment information for the three and six months ended June 30, 2001 and 2000. Corporate information is included to reconcile segment data to the consolidated financial statements.

                                                        For the Three Months Ended,          For the Six Months Ended,
                                                    June 30, 2001        June 30, 2000   June 30, 2001      June 30, 2000
                                                    -------------        -------------   -------------      -------------
Net Sales
---------
Hillman Group                                         $ 65,390              $ 62,175        $122,391           $ 97,760
Technology Services                                     51,221                62,219         104,149            123,076
                                                      --------              --------        --------            -------
  Consolidated net sales -
  business segments                                   $116,611              $124,394        $226,540           $220,836
                                                      --------              --------        --------           --------
Expediter Segment                                           --                    --              --             22,122
Integrated Supply-terminated contract                       --                    --              --              1,048
                                                      --------              --------        --------           --------
  Consolidated net sales                              $116,611              $124,394        $226,540           $244,006
                                                      ========              ========        ========           ========
EBITDA
------
Hillman Group                                         $ 13,145              $ 10,258        $ 21,742           $ 13,762
Technology Services                                        144                   207            (278)                17
                                                      --------              --------        --------           --------
 EBITDA - business segments                           $ 13,289              $ 10,465        $ 21,464           $ 13,779
                                                      ========              ========        ========           ========
Reconciliation of Segment Profit
 to Income (loss) Before Income Taxes
-------------------------------------
EBITDA - business segments                            $ 13,289              $ 10,465        $ 21,464           $ 13,779
Equity in earnings of affiliate                            444                   505             945                954
Corporate expenses                                      (1,275)               (1,587)         (2,550)            (3,509)
EBITDA from contributed
 subsidiaries, sold business,
 and terminated contracts                                   --                    --              --              2,823
                                                      --------              --------        --------           --------
Consolidated EBITDA                                     12,458                 9,383          19,859             14,047
Depreciation                                            (3,043)               (2,574)         (6,088)            (3,588)
Amortization                                            (1,003)                 (967)         (1,906)            (1,372)
Interest expense, net                                   (3,086)               (3,058)         (6,301)            (5,457)
Distributions on guaranteed
 preferred beneficial interests                         (3,058)               (3,058)         (6,116)            (6,116)
Gain on contribution of
 subsidiaries                                                -                     -               -             49,115
                                                      --------              --------        --------           --------
Income(loss) before income taxes                      $  2,268              $   (274)       $   (552)          $ 46,629
                                                      ========              ========        ========           ========

Following is a supplemental table of segment tangible assets for ongoing operations as of June 30, 2001, and December 31, 2000.

                                                                                 $                %
                                             6/30/01         12/31/00         INC(DEC)         INC(DEC)
                                          --------------   -------------   --------------  ---------------
     Hillman Group                        $      142,978   $     128,198      $ 14,780           11.5%

     Technology Services                          58,670          62,132        (3,462)         (5.6)%
                                          --------------   -------------      --------
       Total                              $      201,648   $     190,330      $ 11,318            5.9%
                                          ==============   =============      ========

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

General

SunSource Inc. (the "Company" or "SunSource") is one of the largest providers of value-added services and products to retail and industrial markets in North America. The Company is organized into two business segments which are The Hillman Group, Inc.(the "Hillman Group" or "Hillman") and SunSource Technology Services Company, L.L.C. ("Technology Services" or "STS"). Also, the Company has an investment in an affiliate, G-C Sun Holdings, L.P., operating as Kar Products.

The Hillman Group provides merchandising services and products, such as, fasteners and related hardware items, key duplication equipment, keys and related accessories and identification equipment and items to retail outlets, primarily hardware stores, home centers and mass merchants. Technology Services offers a full range of technology-based products and services to small, medium and large manufacturers. Kar Products offers personalized inventory management systems of maintenance, repair and operations ("MRO") products to industrial manufacturing customers and maintenance and repair facilities.


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

In December 1999, the Board of Directors approved a plan to dispose of the Company's Harding business. Since December 1999, Harding has been accounted for as a discontinued operation and, accordingly, its results of operations were segregated from results of the Company's ongoing businesses including restatement of prior periods presented. Through December 31, 2000, the Company had recorded a loss on the discontinued Harding segment of $22.0 million in the aggregate or $3.20 and $3.19 per basic and diluted common share, respectively, net of tax benefits. No additional loss on disposal has been recorded for the six months ended June 30, 2001.

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

On November 3, 2000, the Company's Hillman Group purchased inventory and other assets of the Sharon-Philstone division of Pawtucket Fasteners, L.P. of Rhode Island. Hillman assumed the sales and servicing of the Sharon-Philstone division, distributors of fasteners to the retail hardware marketplace with annual sales of approximately $14 million for the twelve months ended prior to the acquisition. The purchase price was $5.5 million for inventory and other assets including certain post-closing adjustments.

In December 2000, the Board approved a plan to liquidate the Mexican segment which provided comprehensive inventory management services of MRO materials to large manufacturing plants in Mexico. The Company recorded a pre-tax loss on liquidation of approximately $4.6 million representing non-cash charges for accumulated translation losses, the write-down of inventories and other assets, and other liquidation-related costs. The liquidation process was substantially completed as of June 30, 2001. No additional loss on disposal was recorded for the six months ended June 30, 2001.

On June 19, 2001, the Company announced that it had signed a definitive merger agreement in which Allied Capital Corporation ("Allied") would acquire all of the outstanding common equity of the Company for cash or stock aggregating approximately $72.0 million or $10.375 per SunSource common share. Upon consummation of the merger, SunSource will become a privately owned portfolio company controlled by Allied. Management of the Company will participate with Allied in the buyout transaction and will retain an approximate 6% ownership position on a fully diluted basis in the new portfolio company. On July 2, 2001, Allied announced that it had elected the cash option to complete the acquisition. It is anticipated that this transaction will close by September 30, 2001.


Stock Exchange Listing

Effective June 19, 2001, the Company transferred listing of its common stock and trust preferred securities from the New York Stock Exchange to the American Stock Exchange utilizing its same ticker symbols SDP and SDP.PR, respectively.

Results of Operations

            Segment Sales and Profitability from Ongoing Operations for the Three and Six Months Ended June 30, 2001 & 2000
------------------------------------------------------------------------------------------------------------------------------------
                                                                  (dollars in thousands)

                                              FOR THE THREE MONTHS ENDED,                       FOR THE SIX MONTHS ENDED,
                                     ----------------------------------------------   ----------------------------------------------
                                         June 30, 2001            June 30, 2000            June 30, 2001           June 30, 2000
                                     ----------------------  ----------------------   ----------------------  ----------------------
                                                     % OF                    % OF                     % OF                    % OF
Sales                                   AMOUNT       TOTAL      AMOUNT       TOTAL       AMOUNT       TOTAL      AMOUNT       TOTAL
-----                                ------------  --------  ------------  --------   ------------  --------  ------------  --------
Hillman Group (a)                       $ 65,390     56.1%      $ 62,175     50.0%      $ 122,391     54.0%      $ 97,760     44.3%
Technology Services                       51,221     43.9%        62,219     50.0%        104,149     46.0%       123,076     55.7%
                                        --------    ------      --------    ------      ---------    ------      --------    ------
   Consolidated net sales -
   ongoing operations                    116,611    100.0%       124,394    100.0%        226,540    100.0%       220,836    100.0%
Expediter Segment (b)                          -                       -                        -                  22,122
Integrated Supply - terminated
  contract (c)                                 -                       -                        -                   1,048
                                       ---------               ---------                ---------               ---------
    Consolidated Net Sales             $ 116,611               $ 124,394                $ 226,540               $ 244,006
                                       =========               =========                =========               =========

                                                     % OF                    % OF                     % OF                    % OF
Gross Profit                                         SALES                   SALES                    SALES                   SALES
------------                                       --------                --------                 --------                --------
Hillman Group (a)                       $ 36,973     56.5%     $  34,233     55.1%      $  69,158     56.5%     $  53,461     54.7%
Technology Services                       12,406     24.2%        14,580     23.4%         25,190     24.2%        29,134     23.7%
                                       ---------               ---------                ---------               ---------
   Consolidated gross profit -
   ongoing operations                     49,379     42.3%        48,813     39.2%         94,348     41.6%        82,595     37.4%
Expediter Segment (b)                          -                       -                        -                  15,052
                                       ---------               ---------                ---------               ---------
     Consolidated Gross Profit         $  49,379               $  48,813                $  94,348               $  97,647
                                       =========               =========                =========               =========

EBITDA from ongoing operations (e)
----------------------------------
Hillman Group (a)                      $  13,145     20.1%     $  10,258     16.5%      $  21,742     17.8%     $  13,762     14.1%
Technology Services                          144      0.3%           207      0.3%           (278)    (0.3%)           17      0.0%
Equity in Earnings of
   Expediter Segment (d)                     444                     505                      945                     954
Corporate expenses                        (1,275)    (1.1%)       (1,587)    (1.3%)        (2,550)    (1.1%)       (3,509)    (1.6%)
                                       ---------               ---------                ---------               ---------
   Consolidated EBITDA -
   ongoing operations                     12,458     10.7%         9,383      7.5%         19,859      8.8%        11,224      5.1%
Expediter Segment (b)                          -                       -                        -                   2,823
                                       ---------               ---------                ---------               ---------
     Consolidated EBITDA               $  12,458               $   9,383                $  19,859               $  14,047
                                       =========               =========                =========               =========

(a) Includes sales, gross profit and EBITDA from Axxess Technologies, Inc. since its date of acquisition on April 7, 2000.

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

         Three Months Ended June 30, 2001 and 2000

Net sales from ongoing operations decreased $7.8 million or 6.3% in the second quarter of 2001 to $116.6 million from $124.4 million in 2000. Sales variances by business segment are as follows:

                                                             Sales Increase            (Decrease)
                                                                  Amount                    %
                                                             ------------------------------------
                                                             (In thousands)
         Hillman Group                                          $  3,215                  5.2%
         Technology Services                                     (10,998)               (17.7)%
                                                                --------
            Total Company - Ongoing Operations                  $ (7,783)                (6.3)%
                                                                ========

The Hillman Group's sales increased $3.2 million in the second quarter of 2001 to $65.4 million from $62.2 million in the second quarter of 2001 primarily as a result of the acquisition of Sharon-Philstone and strong sales from national accounts. Technology Services' sales decreased $11.0 million or 17.7% in the second quarter of 2001 to $51.2 million from $62.2 million in 2000 mainly as a result of soft market conditions experienced by original equipment manufacturers in certain industrial sectors in the second quarter of 2001.

The Company's sales backlog on a consolidated basis from ongoing operations was $41.9 million as of June 30, 2001, compared with $48.6 million at December 31, 2000, representing a decrease of 13.8%.

The Company's consolidated gross margin from ongoing operations was 42.3% in the second quarter of 2001 compared with 39.2% in the second quarter of 2000. The Hillman Group's gross margin improved 1.4% in the comparison period as a result of price increases on certain fastener products and productivity gains in the various manufacturing operations. Technology Services' gross margin of 24.2% in the second quarter of 2001 increased from 23.4% in the second quarter of 2000 primarily as a result of a change in sales mix.

The Company's selling, general and administrative expenses ("S,G&A") from ongoing operations decreased $2.7 million from $40.2 million in the second quarter of 2000 to $37.5 million in the second quarter of 2001. Selling expenses decreased $1.3 million primarily as a result of headcount and travel expense reductions at STS. Warehouse and delivery expenses decreased $0.5 million as a result of reduced property taxes at the Hillman Group and reduced equipment costs and license fees at STS. General and administrative expenses decreased by $0.9 million primarily as a result of headcount reductions which occurred in the fourth quarter of 2000 at STS and reduced corporate expenses.

Total S,G&A expenses from ongoing operations on a comparable basis, including Axxess, as a percentage of sales compared with the second quarter of 2000 are as follows:

                                                              Three Months ended June 30,
                                                              ---------------------------
         As of a % of Sales                                     2001               2000
         ------------------                                     ----               ----
         Selling Expenses                                       18.0%              18.0%
         Warehouse and Delivery Expenses                         7.0%               6.9%
         General and Administrative Expenses                     7.1%               7.4%
                                                                -----              -----
                  Total S,G&A Expenses                          32.1%              32.3%
                                                                =====              =====

EBITDA from ongoing operations after corporate expenses for the second quarter of 2001 was $12.5 million compared with $9.4 million for the same prior-year period.

The Company's consolidated operating profit margin (EBITDA as a percentage of sales) after corporate expenses increased to 10.7% in the second quarter of 2001 compared with 7.5% in the second quarter of 2000. The Hillman Group's operating profit margin increased to 20.1% in the second quarter comparison period from 16.5% primarily as a result of price increases, operational efficiencies and integration of the Axxess acquisition. STS had an operating profit margin of 0.3% which was comparable to the same prior-year period. Reduced sales at STS were offset by improved gross margins as a result of a change in sales mix and a reduction in operating expenses.

Depreciation expense increased $0.5 million to $3.0 million in the second quarter of 2001 from $2.5 million in the same quarter of 2000 primarily as a result of an increase in the depreciable fixed asset base in connection with the production of new key duplication machines at the Hillman Group for national accounts.

Amortization expenses increased slightly as a result of the Hillman Group's acquisition of Sharon-Philstone.

Interest expense, net was slightly higher in the second quarter of 2001 from the comparison period. Interest expense in the second quarter of 2001 increased due to additional amortization of deferred financing fees as a result of the Company's December 2000 issuance of $30.0 million of unsecured subordinated notes. This increase in the second quarter of 2001 was offset by a reduction of interest payments in connection with the Company's repayment on April 6, 2001 of the current portion of unsecured subordinated notes related to the Axxess acquisition on April 7, 2000.

The Company pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.2 million per annum in the aggregate. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. For the three months ended June 30, 2001 and 2000, the Company paid $3.1 million in interest on the Junior Subordinated Debentures, equivalent to the amounts distributed by the Trust on the Trust Preferred Securities.

The Company is subject to federal, state and local income taxes on its domestic operations and foreign income taxes on its Canadian operation as accounted for in accordance with Statement of Financial Accounting Standard ("SFAS") 109, "Accounting for Income Taxes". Deferred income taxes represent differences between the financial statement and tax bases of assets and liabilities as classified on the Company's balance sheet. The Company recorded a provision for income taxes of $2.1 million on pre-tax income of $2.3 million in the second quarter of 2001 primarily as a result of non-deductible goodwill and other items related to acquisition and divestiture activities. The Company recorded a provision for income taxes of $0.2 million on a pre-tax loss of $0.3 million in the second quarter of 2000 primarily as a result of non-deductible items related to the acquisition of Axxess.

         Six Months Ended June 30, 2001 and 2000

Net sales from ongoing operations increased $5.7 million or 2.6% in the second half of 2001 to $226.5 million from $220.8 million in 2000. Sales variances by business segment are as follows:

                                                                 Sales Increase (Decrease)
                                                              --------------------------------
                                                                  Amount                   %
                                                              --------------            ------
                                                              (In thousands)
         Hillman Group                                          $ 24,631                 25.2%
         Technology Services                                     (18,927)               (15.4)%
                                                                --------
           Total Company - Ongoing Operations                   $  5,704                  2.6%
                                                                ========

The Hillman Group's sales increased $24.6 million in the first half of 2001 to $122.4 million from $97.8 million in the first half of 2000 primarily as a result of the acquisition of Axxess and Sharon Philstone, and strong sales from the national accounts. On a pro forma basis including Axxess, the Hillman Group's sales increased 4.5% in the first half of 2001 over the same prior-year period. Technology Services' sales decreased $18.9 million or 15.4% in the first half of 2001 to $104.2 million from $123.1 million in 2000 mainly as a result of soft market conditions experienced by original equipment manufacturers in certain industrial sectors in the first half of 2001.

The Company's consolidated gross margin from ongoing operations was 41.6% in the first half of 2001 compared with 37.4% in the first half of 2000. On a comparable basis, including Axxess, the consolidated gross margin from ongoing operations was 39.1% for the six months ended June 30, 2000. The Hillman Group's gross margin improved 1.8% in the comparison period as a result of higher margin sales of keys and identification items related to the acquisition of Axxess, price increases for certain fastener products and productivity gains in the various manufacturing operations. Technology Services' gross margin of 24.2% in the first half of 2001 increased slightly from 23.7% in the first half of 2000 primarily as a result of a change in sales mix.

The Company's S,G&A expenses from ongoing operations on a comparable basis, including Axxess, decreased $4.8 million from $79.9 million in the first half of 2000 to $75.1 million in the first half of 2001. Selling expenses on a comparable basis, including Axxess, decreased $1.7 million primarily as a result of headcount and travel expense reductions at STS offset by conversion costs associated with the Hillman Group's purchase of inventory and other assets of Sharon-Philstone. Warehouse and delivery expenses on a comparable basis, including Axxess, decreased by $0.7 million as a result of reduced property taxes at the Hillman Group and reduced equipment costs and license fees at STS. General and administrative expenses on a comparable basis, including Axxess, decreased by $2.4 million primarily as a result of headcount reductions which occurred in the fourth quarter of 2000 at STS and reduced corporate expenses.

Total S,G&A expenses from ongoing operations on a comparable basis, including Axxess, as a percentage of sales compared with the first half of 2000 are as follows:

                                                              Six Months ended June 30,
                                                              -------------------------
         As of a % of Sales                                     2001            2000
         ------------------                                     ----            ----
         Selling Expenses                                      18.6%            18.2%
         Warehouse and Delivery Expenses                        7.1%             7.0%
         General and Administrative Expenses                    7.5%             8.1%
                                                               -----            -----
                  Total S,G&A Expenses                         33.2%            33.3%
                                                               =====            =====

EBITDA from ongoing operations for the first half of 2001 was $19.9 million including Axxess and corporate expenses compared with $11.2 million for the same prior-year period. EBITDA from ongoing operations on a pro forma basis including Axxess for the first half of 2000 was $14.5 million.

The Company's consolidated operating profit margin for ongoing operations (EBITDA as a percentage of sales) after corporate expenses increased to 8.8% in the first half of 2001 compared with 5.1% in the first half of 2000. The Hillman Group's operating profit margin increased to 17.8% in the first half of 2001 compared with 14.1% primarily as a result of the acquisition of Axxess and operational efficiencies. STS had an operating loss of 0.3% compared with a nominal operating profit in the first half of 2000 primarily as a result of reduced sales levels.

Depreciation expense increased $2.5 million to $6.1 million in the first half of 2001 from $3.6 million in the same period of 2000 primarily as a result of the acquisition of Axxess.

Amortization expenses increased $0.5 million to $1.9 million as a result of the acquisition of Axxess.

Interest expense, net increased $0.8 million in the first half of 2001 from $5.5 million in the first half of 2000, primarily as a result of additional interest and related amortization of deferred financing fees in connection with the Company's December 2000 issuance of $30.0 million of unsecured subordinated notes.

The Company pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.2 million per annum in the aggregate. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. For the six months ended June 30, 2001 and 2000, the Company paid $6.1 million in interest on the Junior Subordinated Debentures, equivalent to the amounts distributed by the Trust on the Trust Preferred Securities.

The Company recorded a provision for income taxes of $1.9 million on a pre-tax loss of $0.6 million for the six months ended June 30, 2001 as a result of non-deductible goodwill and other items related to acquisition and divestiture activities. The Company's effective tax rate was 11.8% in the first half of 2000 due primarily to a significant portion of the gain from the contribution of Kar being non-taxable as a result of the Company's remaining ownership in G-C, offset by non-deductible items related to the acquisition of Axxess.

Liquidity and Capital Resources

The Company's cash position of $1.9 million as of June 30, 2001, decreased $0.9 million from the balance at December 31, 2000. Cash was provided during this period primarily from net borrowings under the bank revolver ($17.0 million) and proceeds from the liquidation of the Mexico segment ($1.5 million). Cash was used during this period predominantly for net working capital investments in operations ($6.0 million), capital expenditures ($6.8 million), construction in progress ($1.0 million), costs associated with the sale and liquidation of discontinued operations ($0.9 million), repayment of subordinated notes ($2.8 million), repayments under other credit facilities ($0.4 million), principal payments under capitalized lease obligations ($0.5 million), and other items, net ($1.0 million).

The Company's net interest coverage ratio from continuing operations for the six months ended June 30, 2001 increased to .96X (earnings before interest, distributions on trust preferred securities and income taxes, excluding non-recurring events, over net interest expense and distributions on trust preferred securities), from .79X in the 2000 comparison period (including Kar for the first two months of 2000) as a result of increased earnings.

SunSource is compliant with its debt covenant requirements as of and for the six months ended June 30, 2001. The Company's fixed charge coverage ratio for the first half of 2001 is 1.05x (adjusted EBITDA less capital expenditures over fixed charges, as defined in the credit agreements) compared with a minimum requirement of 1.0x. In addition, the Company's senior debt leverage ratio as of June 30, 2001 was 3.17x (total debt excluding trust preferred securities over adjusted EBITDA) compared with a maximum requirement of 4.0x resulting in excess senior borrowing capacity of $12.8 million.

The Company's working capital position of $91.2 million at June 30, 2001, represents an increase of $14.3 million from the December 31, 2000 level of $76.9 million as a result of working capital reinvestments of $16.6 million and repayment of subordinated notes of $2.8 million, offset by a decrease in restricted cash used for deferred compensation funding of $3.3 million, a decrease in net assets held for sale due to collection of liquidation proceeds of $1.5 million and other items, net of $.3 million. The Company's current ratio increased to 2.2x at June 30, 2001 from 1.9x at December 31, 2000.

As of June 30, 2001, the Company had $17.5 million available under its secured credit facilities. The Company had approximately $75.8 million of outstanding debt at June 30, 2001, consisting of a $2.4 million senior secured term loan currently at 6.75%, bank revolver borrowings totaling $72.1 million at an effective interest rate of 6.75%, and capitalized lease obligations and other debt of $1.3 million at various interest rates.

On June 29, 2001, Allied purchased an unsecured subordinated note, with an original principal balance of $11 million, from a SunSource creditor for $8.5 million. SunSource, through its Hillman Group subsidiary, had entered into the note on April 7, 2000, in connection with its acquisition of Axxess. The note had a balance of approximately $12.5 million on June 30, 2001, and is currently accruing interest at a rate of prime plus 3%, in accordance with the existing terms of the note. To induce Allied to purchase the note, SunSource entered into a letter agreement in which SunSource agreed to conditions that would, during such time that Allied owns the note: 1) limit additional debt that SunSource can incur, 2) restrict prepayment of the guaranteed preferred beneficial interests,
3) require SunSource to use its best efforts to obtain the consent of its senior lenders to allow the repurchase of this note and allow a concurrent investment by Allied in SunSource, and 4) prohibit the Hillman Group from transferring or assigning its obligation under the note.

As of June 30, 2001, the Company's total debt (including distributions payable) as a percentage of its consolidated capitalization (total debt, trust preferred securities and stockholders' equity) was approximately 48.7% compared with 45.0% at December 31, 2000 and 43.6% as of June 30, 2000. The Company's consolidated capitalization (including distributions payable) as of June 30, 2001, was approximately $243.5 million compared to $231.9 million at December 31, 2000 and $252.6 million at June 30, 2000.

The Company has spent $6.8 million for capital expenditures through June 30, 2001, primarily for key duplication machines and machinery and equipment. In addition, the Company has spent $1.0 million in the second quarter of 2001 for materials and supplies and component parts for construction in progress of key duplication machines for placement next quarter. The Company expects to incur total fixed capital spending of $15.2 million in 2001 primarily for the Hillman Group which represents an increase of $6.8 million compared to total year 2000 as a result of the acquisition of Axxess and growth in national accounts for key machines.

The Company has deferred tax assets aggregating $28.4 million as of June 30, 2001, as determined in accordance with SFAS 109. Management believes that the Company's deferred tax assets will be realized through the reversal of existing temporary differences between the financial statement and tax bases, as well as through future taxable income.

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

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" ("FAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 requires that all business combinations be accounted for under the purchase method, and the use of the pooling-of-interests method is prohibited for business combinations initiated after June 30, 2001. FAS 141 also establishes criteria for the separate recognition of intangible assets acquired in a business combination. FAS 142 requires that goodwill no longer be amortized to earnings, but instead be subject to periodic testing for impairment. FAS 142 is effective for fiscal years beginning after December 15, 2001, with earlier application permitted only in specified circumstances. Management is currently evaluating the expected impact of FAS 142.

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


Items 1, 2, 3, 4 & 5 - None



Item 6 - Exhibits and Reports on Form 8-K


A Report of Unscheduled Material Events was filed on Form 8-K on June 21, 2001.

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





DATE: August 14, 2001