Form 10-Q
period 2001-09-30
SUNSOURCE INC
filed 2001-11-14
CIK 1029831

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934





FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

COMMISSION FILE NUMBER 1-13293


                                 SUNSOURCE INC.
  ----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                        23-2874736
-------------------------------                       -------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

       3000 ONE LOGAN SQUARE
       PHILADELPHIA, PENNSYLVANIA                                 19103
----------------------------------------                   ------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  (215) 282-1290


SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

      Title of Class                 Name of Each Exchange on Which Registered
  ------------------------           -----------------------------------------
11.6% Junior Subordinated Debentures
Preferred Securities Guaranty
Preferred Share Purchase Rights


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
  YES           NO   X
      -----        -----

On November 14, 2001, there were 7,135,124 Common Shares outstanding.

                                 SUNSOURCE INC.

                                      INDEX



PART I.  FINANCIAL INFORMATION                                                  PAGE(S)
Item 1.       Consolidated Financial Statements

                      Consolidated Balance Sheets as of September 30, 2001
                      (Unaudited), December 31, 2000 and September 30, 2000
                      (Unaudited)                                                      3

                      Consolidated Statements of Operations for
                      the Three Months ended September 30, 2001 and 2000
                      (Unaudited)                                                      4

                      Consolidated Statements of Operations for
                      the Nine Months ended September 30, 2001 and 2000
                      (Unaudited)                                                      5

                      Consolidated Statements of Cash Flows
                      for the Three Months ended September 30, 2001 and 2000
                      (Unaudited)                                                      6

                      Consolidated Statements of Cash Flows
                      for the Nine Months ended September 30, 2001 and 2000
                      (Unaudited)                                                      7

                      Consolidated Statement of Changes in Stockholders'
                      Equity for the Nine Months ended September 30, 2001
                      (Unaudited)                                                      8

                      Notes to Consolidated Financial Statements
                      (Unaudited)                                                      9-17

Item 2.              Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                             18-28


PART II.      OTHER INFORMATION                                                       29 -30


SIGNATURES                                                                            31

                         SUNSOURCE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                               SUCCESSOR                PREDECESSOR
                                                                            ---------------  -------------------------------------
                                                                              SEPTEMBER 30,                       SEPTEMBER 30,
                                                                                  2001       DECEMBER 31,             2000
                                           ASSETS                              (UNAUDITED)       2000              (UNAUDITED)
                                           ------                           ---------------  ---------------    ------------------

Current assets:
  Cash and cash equivalents                                                  $  19,679            $   2,811      $   3,736
  Restricted cash                                                                   --               10,955             --
  Marketable securities                                                          7,313                   --             --
  Accounts receivable, net                                                      35,578               46,912         56,513
  Inventories                                                                   49,758               78,658         78,403
  Deferred income taxes                                                         11,594               14,483          9,964
  Net assets held for sale and liquidation                                         407                1,767          3,387
  Income taxes receivable                                                           --                   27         12,532
  Other current assets                                                           6,142                6,167          3,231
                                                                             ---------            ---------      ---------
      Total current assets                                                     130,471              161,780        167,766
Property and equipment, net                                                     55,716               58,314         59,331
Goodwill and other intangibles                                                 129,471               77,949         79,761
Deferred income taxes                                                           22,472               15,118          3,791
Other investments                                                               20,000                1,030            232
Deferred financing fees                                                          5,896                5,835          4,431
Other assets                                                                     3,462                2,115          9,228
Cash surrender value of life insurance policies                                     --                   --         12,551
                                                                             ---------            ---------      ---------

      Total assets                                                           $ 367,488            $ 322,141      $ 337,091
                                                                             =========            =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                           $  20,416            $  39,785      $  44,171
  Current portion of senior term loans                                           3,500                  375          5,000
  Current portion of capitalized lease obligations                                 170                  915            933
  Current portion of unsecured subordinated notes                                   --                2,677          2,400
  Notes payable                                                                     --                  624             --
  Dividends / distributions payable                                              1,019                1,019          1,019
  Deferred income tax liability                                                    260                  594             --
  Accrued expenses:
    Salaries and wages                                                           2,512                4,307          4,799
    Income and other taxes                                                       5,354                6,605          4,789
    Deferred compensation                                                        2,187                4,543             --
    Accrued liabilities on discontinued operations                               1,413                2,407          2,837
    Other accrued expenses                                                      16,456               20,977         18,857
                                                                             ---------            ---------      ---------
      Total current liabilities                                                 53,287               84,828         84,805
Long term unsecured subordinated notes                                          40,000               40,960         11,562
Long term senior term loans                                                     51,500                2,125         10,774
Bank revolving credit                                                           35,113               55,111         73,027
Long term capitalized lease obligations                                            214                  627            777
Deferred compensation                                                            6,126                7,868         12,764
Deferred income tax liability                                                    3,846                1,629             --
Other non-current liabilities                                                    1,303                1,541          1,619
                                                                             ---------            ---------      ---------
      Total liabilities                                                        191,389              194,689        195,328
                                                                             ---------            ---------      ---------

Guaranteed preferred beneficial interests in the
 Company's junior subordinated debentures                                      102,072              114,848        114,936
                                                                             ---------            ---------      ---------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par, 1,000,000 shares
   authorized, none outstanding                                                     --                   --             --
  Preferred stock Series B, $.01 par, 275,000 shares
   authorized, none outstanding                                                     --                   --             --
  Common stock, $.01 par, 20,000,000 shares authorized,
   7,135,124 issued and outstanding at September 30, 2001,
   7,352,137 issued and 6,873,037 outstanding at December 31, 2000
   and 7,344,778 issued and 6,865,678 outstanding at September 30, 2000             71                   74             73
  Additional paid-in capital                                                    73,956               22,808         21,881
  Retained earnings (accumulated deficit)                                           --                 (617)        17,293
  Unearned compensation                                                             --                 (428)          (472)
  Accumulated other comprehensive income                                            --                 (528)        (3,243)
  Treasury stock, at cost                                                           --               (8,705)        (8,705)
                                                                             ---------            ---------      ---------
      Total stockholders' equity                                                74,027               12,604         26,827
                                                                             ---------            ---------      ---------

      Total liabilities and stockholders' equity                             $ 367,488            $ 322,141      $ 337,091
                                                                             =========            =========      =========



           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SUNSOURCE INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                           FOR THE THREE MONTHS ENDED,
                             (dollars in thousands)


                                                               SEPTEMBER 30,          SEPTEMBER 30,
                                                                    2001                   2000
                                                                    ----                   ----
Predecessor
Net sales                                                        $ 114,767              $ 116,111
Cost of sales                                                       65,551                 68,758
                                                                 ---------              ---------
   Gross profit                                                     49,216                 47,353
                                                                 ---------              ---------

Operating expenses:
  Selling, general and administrative expenses                      38,302                 38,884
  Depreciation                                                       3,505                  2,893
  Amortization                                                         989                  1,006
                                                                 ---------              ---------
   Total operating expenses                                         42,796                 42,783
                                                                 ---------              ---------

Other income (expenses)                                               (105)                    14
                                                                 ---------              ---------

   Income from operations                                            6,315                  4,584

Interest expense, net                                                2,921                  2,959
Distributions on guaranteed preferred
 beneficial interests                                                3,058                  3,058
Equity in earnings of affiliate (Note 3)                               118                    525
                                                                 ---------              ---------
    Income (loss) before provision
      for income taxes                                                 454                   (908)

Income tax benefit                                                    (634)                  (438)
                                                                 ---------              ---------
    Income (loss) from continuing operations                         1,088                   (470)
                                                                 ---------              ---------

Discontinued operations (Note 1)
 Income from operations of discontinued
  segments, net of income taxes of $10                                  --                     10
 Loss on disposal of discontinued segments,
  net of income tax benefit of $262                                     --                   (488)
                                                                 ---------              ---------
    Loss from discontinued operations                                   --                   (478)
                                                                 ---------              ---------

    Net income (loss)                                            $   1,088              $    (948)
                                                                 =========              =========




           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SUNSOURCE INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                           FOR THE NINE MONTHS ENDED,
                             (dollars in thousands)


                                                                SEPTEMBER 30,           SEPTEMBER 30,
                                                                     2001                    2000
                                                                -------------           -------------
Predecessor
Net sales                                                         $ 341,307              $ 360,117
Cost of sales                                                       197,743                215,117
                                                                  ---------              ---------
   Gross profit                                                     143,564                145,000
                                                                  ---------              ---------

Operating expenses:
  Selling, general and administrative expenses                      113,443                123,770
  Depreciation                                                        9,593                  6,481
  Amortization                                                        2,895                  2,378
                                                                  ---------              ---------
   Total operating expenses                                         125,931                132,629
                                                                  ---------              ---------

Other income (expenses)                                                (398)                   346
                                                                  ---------              ---------

   Income from operations                                            17,235                 12,717

Interest expense, net                                                 9,222                  8,416
Distributions on guaranteed preferred
 beneficial interests                                                 9,174                  9,174
Gain (loss) on divestitures (Note 3)                                     --                 49,115
Equity in earnings of affiliate (Note 3)                              1,063                  1,479
                                                                  ---------              ---------
    Income (loss) before provision
      for income taxes                                                  (98)                45,721

Provision for income taxes                                            1,229                  5,085
                                                                  ---------              ---------
    Income (loss) from continuing operations                         (1,327)                40,636
                                                                  ---------              ---------

Discontinued operations (Note 1)
 Income from operations of discontinued
  segments, net of income taxes of $85                                   --                     85
 Gain on disposal of discontinued segments,
  net of income tax benefit of $7,191                                    --                  1,869
                                                                  ---------              ---------
    Income from discontinued operations                                  --                  1,954
                                                                  ---------              ---------

    Net income (loss)                                             $  (1,327)             $  42,590
                                                                  =========              =========



           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SUNSOURCE INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                           FOR THE THREE MONTHS ENDED,
                             (dollars in thousands)



                                                                           SUCCESSOR                    PREDECESSOR
                                                                         -------------      ------------------------------------
                                                                                            SEPTEMBER 30,          SEPTEMBER 30,
                                                                         (AT INCEPTION)          2001                   2000
                                                                         --------------    -------------------------------------
Cash flows from operating activities:
  Net income (loss)                                                      $      --           $   1,088           $    (948)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
     Depreciation and amortization                                              --               4,494               3,899
     Loss from discontinued segments before taxes                               --                  --                 730
     Equity in earnings of affiliate                                            --                (118)               (525)
     Deferred income tax benefit                                                --                (144)                 --
     Changes in current operating items:
        Decrease (increase) in accounts receivable                              --              (2,430)              6,211
        Decrease in inventories                                                 --                 691                 269
        Increase in income taxes receivable                                     --                  --                (648)
        Decrese (increase) in other current assets                              --                 515                (478)
        Increase (decrease) in accounts payable                                 --              (2,046)              1,545
        Increase (decrease) in other accrued liabilities                        --              (1,490)                 64
     Other items, net                                                           --                 636                 842
                                                                         ---------           ---------           ---------

    Net cash provided by operating activities                                   --               1,196              10,961
                                                                         ---------           ---------           ---------

Cash flows from investing activities:
  Proceeds from sale/liquidation of discontinued operations                     --                 173                  --
  Proceeds from sale of division, net of cash (Note 3)                      17,136                  --                  --
  Costs associated with sale/liquidation of discontinued operations             --                (267)               (373)
  Proceeds from sale of property and equipment                                  --                  93                  95
  Increase in net assets held for sale                                          --                (100)                (66)
  Capital expenditures & contruction in process                                 --              (4,400)             (2,786)
  Merger transaction fees                                                       --              (3,112)                 --
  Other, net                                                                    --              (1,945)               (133)
                                                                         ---------           ---------           ---------

    Net cash provided by (used for) investing activities                    17,136              (9,558)             (3,263)
                                                                         ---------           ---------           ---------

Cash flows from financing activities:
  Borrowings under new credit agreements                                   100,113                  --                  --
  Borrowings (repayments) under credit agreements, net                     (85,194)             13,109              (3,873)
  Repayment of long term debt                                               (2,250)               (125)             (1,726)
  Repayment of subordinated notes                                           (8,803)                 --                  --
  Repayments under other credit facilities, net                                 --                (212)               (127)
  Principal payments under capitalized lease obligations                        --                (226)               (238)
  Repayment of note issued for purchase of treasury stock                   (1,261)                 --                  --
  Prepayment penalty                                                        (1,675)                 --                  --
  Financing fees                                                            (4,447)                 --                  --
                                                                         ---------           ---------           ---------

    Net cash provided by (used for) financing activities                    (3,517)             12,546              (5,964)
                                                                         ---------           ---------           ---------

Net increase in cash and cash equivalents                                   13,619               4,184               1,734

Cash and cash equivalents at beginning of period                             6,060               1,876               2,002
                                                                         ---------           ---------           ---------

Cash and cash equivalents at end of period                               $  19,679           $   6,060           $   3,736
                                                                         =========           =========           =========



           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SUNSOURCE INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                           FOR THE NINE MONTHS ENDED,
                             (dollars in thousands)


                                                                          Successor                      Predecessor
                                                                        -------------        ------------------------------------
                                                                                             September 30,         September 30,
                                                                        (at inception)            2001                  2000
                                                                        --------------       ------------------------------------

Cash flows from operating activities:
  Net income (loss)                                                      $      --           $  (1,327)          $  42,590
  Adjustments to reconcile net income (loss) to net
    cash provided by (used for) operating activities:
     Depreciation and amortization                                              --              12,488               8,859
     Loss from discontinued segments before taxes                               --                  --               5,152
     Gain on contribution from subsidiaries                                     --                  --             (49,115)
     Equity in earnings of affiliate                                            --              (1,063)             (1,479)
     Deferred income tax provision                                              --               1,044                  --
     Changes in current operating items:
        Increase in accounts receivable                                         --             (13,792)             (1,146)
        Decrease in inventories                                                 --               1,228               5,535
        Decrease (increase) in income taxes receivable                          --                  27                (874)
        Decrease (increase) in other current assets                             --                (356)              1,808
        Decrease in accounts payable                                            --                (185)               (480)
        Decrease in other accrued liabilities                                   --              (4,881)             (4,952)
     Other items, net                                                           --               2,013                 (74)
                                                                         ---------           ---------           ---------

    Net cash provided by (used for) operating activities                        --              (4,804)              5,824
                                                                         ---------           ---------           ---------

Cash flows from investing activities:
  Proceeds from sale of subsidiary, net of cash (Note 3)                    17,136                  --                  --
  Proceeds from contribution of subsidiaries                                    --                  --             105,000
  Costs associated with contribution of subsidiaries                            --                  --                (655)
  Proceeds from sale/liquidation of discontinued operation                      --               1,623              31,446
  Costs associated with sale/liquidation of discontinued operations             --              (1,214)             (1,500)
  Payment for acquired business                                                 --                  --             (87,000)
  Proceeds from sale of property and equipment                                  --                 718               1,219
  Increase in net assets held for sale                                          --                 (43)             (1,272)
  Capital expenditures & contruction in process                                 --             (12,179)             (6,268)
  Merger transaction fees                                                       --              (3,112)                 --
  Other, net                                                                    --              (3,462)               (513)
                                                                         ---------           ---------           ---------

    Net cash provided by (used for) investing activities                    17,136             (17,669)             40,457
                                                                         ---------           ---------           ---------

Cash flows from financing activities:
  Borrowings under new credit agreements                                   100,113                  --                  --
  Borrowings (repayments) under credit agreements, net                     (85,194)             30,083             (29,764)
  Repayment of long term debt                                               (2,250)               (250)             (5,726)
  Repayment of subordinated notes                                           (8,803)             (2,785)             (9,600)
  Repayments under other credit facilities, net                                 --                (624)               (376)
  Principal payments under capitalized lease obligations                        --                (707)               (722)
  Repayment of note issued for purchase of treasury stock                   (1,261)                 --                  --
  Prepayment penalty                                                        (1,675)                 --                  --
  Financing fees                                                            (4,447)                  5              (1,632)
                                                                         ---------           ---------           ---------

    Net cash provided by (used for) financing activities                    (3,517)             25,722             (47,820)
                                                                         ---------           ---------           ---------

Net increase (decrease) in cash and cash equivalents                        13,619               3,249              (1,539)

Cash and cash equivalents at beginning of period                             6,060               2,811               5,275
                                                                         ---------           ---------           ---------

Cash and cash equivalents at end of period                               $  19,679           $   6,060           $   3,736
                                                                         =========           =========           =========



           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SUNSOURCE INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001,
                             (dollars in thousands)


                                                                             Additional
                                                                   Common     Paid-in         Accumulated        Unearned
                                                                   Stock      Capital           Deficit        Compensation
                                                                  -------    ----------       -----------      ------------
Beginning balance at December 31, 2000 - Predecessor               $74         $22,808            $(617)          $(428)

Net loss                                                                                         (1,327)

Issuance of 16,807 shares of common stock
  to certain non-employee directors                                                 58

Issuance of 366,804 shares of common stock
  in exchange for warrants and stock options                         3              (3)

Amortization of stock option discount                                                                                55

Amortization of vested portion of
restricted stock                                                                                                     75

Purchase of 121,524 shares of common stock for treasury

Cancellation of 600,624 shares of common stock
in treasury                                                                     (9,966)

                                                              --------        --------         --------        --------
Ending balance at September 30, 2001 - Predecessor                  77          12,897           (1,944)           (298)

Close predecessor's stockholders' equity at merger date            (77)        (12,897)           1,944             298

Issuance of 7,135,124 shares of common stock
to shareholders                                                     71          73,956

                                                              --------        --------         --------        --------
Ending balance - September 30, 2001 - Successor                    $71         $73,956         $     --        $     --
                                                              ========        ========         ========        ========


                                                             Accumulated
                                                                Other                           Total
                                                            Comprehensive      Treasury     Stockholders'
                                                              Income (1)        Stock           Equity
                                                            -------------      --------     --------------
Beginning balance at December 31, 2000 - Predecessor            $(528)          $(8,705)        $12,604

Net loss                                                                                         (1,327)

Issuance of 16,807 shares of common stock
to certain non-employee directors                                                                    58

Issuance of 366,804 shares of common stock
in exchange for warrants and stock options                                                           --

Amortization of stock option discount                                                                55

Amortization of vested portion of
restricted stock                                                                                     75

Purchase of 121,524 shares of common stock
for treasury                                                                     (1,261)         (1,261)

Cancellation of 600,624 shares of common stock
in treasury                                                                       9,966              --

                                                             --------          --------        --------
Ending balance at September 30, 2001 - Predecessor               (528)               --          10,204

Close predecessor's stockholders' equity at merger date           528                           (10,204)

Issuance of 7,135,124 shares of common stock
to shareholders                                                                                  74,027

                                                             --------          --------        --------
Ending balance - September 30, 2001 - Successor              $     --          $     --         $74,027
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



           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SUNSOURCE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
1.  BASIS OF PRESENTATION:

On September 26, 2001, SunSource Inc. (the "Company" or "SunSource") was acquired by Allied Capital Corporation ("Allied Capital"). Pursuant to the terms and conditions of an Agreement and Plan of Merger dated as of June 18, 2001, certain members of management and other stockholders continued as stockholders of the Company after the merger. The total transaction value was $74,027, consisting of the cash purchase price paid for the outstanding common stock of the Company aggregating $71,494 and management's common shares valued at $2,533. The Company survived the merger as an independently managed, privately held portfolio company of Allied Capital. The Company's Consolidated Balance Sheets and its related Statements of Operations, Cash flows and Changes in Stockholders' equity for the periods presented as of and prior to September 30, 2001 are referenced herein as the predecessor financial statements (the "Predecessor"or "Predecessor Financial Statements"). The Company's Consolidated Balance Sheet as of September 30, 2001 and its related Statement of Operation, Cash Flow and Changes in Stockholders' Equity for the period presented at inception of the Merger Transaction are referenced herein as the successor financial statements(the "Successor"or "Sucessor Financial Statements"). The Successor Financial Statements include the effects of the Company's debt refinancing and sale of an operating subsidiary completed subsequent to the Merger Transaction (see allocation of the purchase price below and reference Notes 3 and 4 for information related to these events). The Company's final two business days of operation in September 2001 are immaterial for separate presentation. Accordingly, the Successor presentation is limited to the debt refinancing and sale of an operating subsidiary.

The accompanying Predecessor Financial Statements include the consolidated accounts of the Company and its wholly-owned subsidiaries, principally The Hillman Group, Inc. (the "Hillman Group" or "Hillman"), and SunSource Technology Services Company, L.L.C. ("Technology Services" or "STS"), and includes an investment trust, SunSource Capital Trust (the "Trust"). The accompanying Successor Financial Statements at inception of the Merger Transaction consist of the consolidated accounts of the Company and its wholly-owned subsidiaries including primarily the Hillman Group and the Trust. The Company also has an investment in an affiliate, G-C Sun Holdings, L.P., operating as Kar Products. All significant intercompany balances and transactions have been eliminated.

The accompanying Successor Financial Statements reflect the allocation of the aggregate purchase price of $74,027 to the assets and liabilities of SunSource based on fair values at the date of the merger in accordance with Accounting Principles Board Opinion #16, Accounting for Business Combinations for transactions initiated prior to June 30, 2001. The following table reconciles the fair value of the acquired assets and assumed liabilities to the total purchase price:


        Accounts Receivable                        $  60,704
        Inventory                                     77,430
        Property and equipment                        59,321
        Goodwill                                     108,060
        Intangible assets                             12,924
        Other current assets                          31,322
        Other non-current assets                      41,899
                                                      ------
               Total assets acquired                                    $ 391,660
        Less:
        Liabilities assumed                          215,561
        Guaranteed preferred beneficial
          interests in the Company's
          junior subordinated debentures             102,072
                                                     -------
               Total Assumed Liabilities                                  317,633
                                                                        ---------
               Total Purchase Price                                     $  74,027
                                                                        =========

The total liabilities include transaction related costs aggregating $4,723 which were associated with Allied Capital's purchase of the Company and assumed by the Company in accordance with push down accounting.

The following unaudited pro forma consolidated net sales and net loss for the nine months ended September 30, 2001 and the year ended December 31, 2000, assume that the acquisition of SunSource, its subsequent refinancing and the acquisitions and dispostions described in Note 3 were consummated on January 1, 2000:

                                         Y-T-D
                                         2001         2000
                                         -----        ----
               Net Sales               $188,746     $238,338
               Net Loss                $ (1,041)    $ (6,434)


The accompanying consolidated financial statements and related notes are unaudited; however, in management's opinion all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of financial position, operations and cash flows for the periods shown have been reflected. Results for the interim period are not necessarily indicative of those to be expected for the full year.

Certain information in note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q requirements although the Company believes that disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's report on Form 10-K for the year ended December 31, 2000; Form 10-Q for the quarter ended June 30, 2001; the proxy statement dated August 28, 2001 related to the Merger Transaction; Form 8-K, Report of Unscheduled Material Events, filed on June 21, 2001; Form 8-K, Report of Change in Control of Registrant filed on October 10, 2001; and Form 8-K, Report of Disposition of Assets filed on October 15, 2001.

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

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                             (DOLLARS IN THOUSANDS)

1.       BASIS OF PRESENTATION, CONTINUED:

DISCONTINUED OPERATIONS, CONTINUED:

Following is summary financial information for the Company's discontinued Harding and Mexican operations:

                                             Three Months          Nine Months
                                             Ended 9/30/00         Ended 9/30/00
                                             -------------         -------------
NET SALES:
   Harding                                   $     --              $ 27,966
   Mexican segment                              3,861                11,742
                                             --------              --------
Consolidated net sales                       $  3,861              $ 39,708
                                             ========              ========

INCOME FROM
 DISCONTINUED OPERATIONS:
   Before income taxes
    Harding                                  $     --              $     --

    Mexican segment                                20                   170
                                             --------              --------
Total income from
    discontinued operations
    before income taxes                      $     20              $    170
   Income tax expense:
    Harding

    Mexican segment                               (10)                  (85)
                                             --------              --------
Total income tax expense                     $    (10)             $    (85)
                                             --------              --------

   Net income from
    discontinued operations:                 $     --              $     --
    Harding                                        10                    85
                                             --------              --------
    Mexican segment
   Total net income
    from discontinued operations             $     10              $     85
                                             ========              ========

GAIN (LOSS) ON DISPOSAL:
   Harding                                   $   (750)             $ (5,322)
   Mexican segment                                 --                    --
                                             --------              --------
Total loss on disposal                       $   (750)             $ (5,322)
                                             --------              --------

Income tax benefit on disposal:
   Harding                                   $    262              $  7,191
   Mexican segment                                 --                    --
                                             --------              --------
Total tax benefit on disposal                $    262              $  7,191
                                             --------              --------
Total gain (loss) on disposal
 from discontinued operations                $   (488)             $  1,869
                                             ========              ========
TOTAL INCOME (LOSS) FROM
 DISCONTINUED OPERATIONS:
    HARDING                                  $   (488)             $  1,869
    MEXICAN SEGMENT                                10                    85
                                             --------              --------
TOTAL INCOME (LOSS)
 FROM DISCONTINUED OPERATIONS                $   (478)             $  1,954
                                             ========              ========

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                             (DOLLARS IN THOUSANDS)

1.        BASIS OF PRESENTATION, CONTINUED:

DISCONTINUED OPERATIONS, CONTINUED:

No additional loss on disposal of the discontinued segments has been recorded during the three and nine months ended September 30, 2001.

As of September 30, 2001, the Company had net assets held for sale of the discontinued operations of $407 consisting of receivables, prepaid assets, and property and equipment, and accrued liabilities of $1,413, which consists primarily of severance and other termination-related liabilities.

INVENTORIES

Inventories consisting predominantly of finished goods are valued at the lower of cost or market, cost being determined principally on the first-in, first-out method.

2.  RECENT ACCOUNTING PRONOUNCEMENTS:

In June 1998, the Financial Accounting Standards Board ("the FASB") issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 established accounting and reporting standards for derivative financial instruments and hedging activities, and requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. In June 1999, the FASB issued SFAS 137, which deferred the implementation of SFAS 133. The Company adopted SFAS 133 during the first quarter of 2001. The adoption of SFAS 133 has not had a material impact on the Company's financial position and results of operations because the Company generally does not engage in derivative transactions.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" ("FAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 requires that all business combinations be accounted for under the purchase method, and the use of the pooling-of-interests method is prohibited for business combi-nations initiated after June 30, 2001. FAS 141 also establishes criteria for the separate recognition of intangible assets acquired in a business combination. FAS 142 requires that goodwill no longer be amortized to earnings, but instead be subject to periodic testing for impairment. FAS 142 is effective for fiscal years beginning after December 15, 2001, with earlier application permitted only in specified circumstances. Management is currently evaluating the expected impact of FAS 141 and FAS 142.

At the end of June 2001, the FASB issued FASB Statement No. 143, Accounting for Asset Retirement Obligations. FAS 143 requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. FAS 143 will be effective for financial statements for fiscal years beginning after June 15, 2002. Management is currently evaluating the expected impact of FAS 143.

FAS 144 supersedes FAS 121, accounting for the Impairment of Long-Lived assets and for Long-Lived Assets to be Disposed OF, and the accounting and reporting provisions of APB 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                             (DOLLARS IN THOUSANDS)

2.  RECENT ACCOUNTING PRONOUNCEMENTS, CONTINUED:

Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. FAS 144 was necessary to resolve significant implementation issues related to SFAS 121. Although the proposed statement supercedes FAS No. 121, it retains the fundamental measurement provisions for assets that are to be disposed of by sale. Additionally, FAS 144 retains the basic provisions of APB 30 for the presentation of discontinued operations in the income statement but broadens that presentation to include a component of an entity, rather than a segment of a business. The provisions of FAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Management is currently evaluating the expected impact of FAS 144.

3.  CONTRIBUTION OF SUBSIDIARIES/ACQUISITIONS/DIVESTITURES:

On September 28, 2001 the Company sold substantially all of the assets of its Technology Services subsidiary. The sales price aggregated $25,546 in cash and preferred stock, subject to post-closing adjustments, plus the assumption of certain liabilities by the buyer. The sale of assets resulted in no gain or loss on the sale transaction because the assets and liabilities of Technology Services were recorded at fair value in conjunction with the Merger Transaction. As of September 30, 2001, the Company's consolidated balance sheet includes $5,000 in other investments related to the Company's investment in the preferred stock of the buyer of the Technology Services business. The cash proceeds from the sale will be distributed to Allied Capital and certain members of management, who are the remaining shareholders of the Company.

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

On April 7, 2000, the Company's Hillman Group acquired Axxess Technologies, Inc. ("Axxess" or "Axxess Technologies"), a Tempe, Arizona manufacturer of key

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                             (DOLLARS IN THOUSANDS)

3.  CONTRIBUTION OF SUBSIDIARIES/ACQUISITIONS/DIVESTITURES, CON'T.:

duplication and identification systems. The transaction was structured as a purchase of 100% of the stock of the privately held company and repayment of outstanding Axxess debt in exchange for $87,000 in cash and $23,000 in subordinated notes. In connection with the sale of Harding on April 13, 2000, the Company repaid $9,600 of these subordinated notes leaving a balance of $13,400 comprised as follows: 1) a $2,400 15% note which was repaid on April 7, 2001 and 2) an $11,000 note which was paid on September 28, 2001 at a discount as part of the Company's debt refinancing arrangement. The aggregate consideration for the transaction was $111,537, including transaction costs of $1,537, plus the assumption of certain liabilities aggregating $14,018. The Hillman Group recorded goodwill and other intangible assets of $48,259 related to this acquisition. Axxess' sales aggregated $19,364 for the three months ended March 31, 2000, and its results of operations are included in the results of the Hillman Group from the date of acquisition.

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

The Company accounts for its investment in the partnership under the equity method. Prior to the Merger Transaction, the Company had an investment in G-C of $2,207. As of September 30, 2001, the Company's consolidated balance sheet includes $15,000 in other investments which represents the Company's investment in G-C at fair value at the date of merger.

4.  LINES OF CREDIT AND LONG-TERM DEBT:

On September 28, 2001, the Company, through its Hillman subsidiary, refinanced its $115,000 bank revolving credit and $21,500 term loan with $105,000 in senior secured credit facilities (the "Refinancing") consisting of $50,000 revolving credit (the "Revolver"), a $20,000 term loan (the "Term Loan A"), and a $35,000 term loan (the "Term Loan B"). The new credit agreement has a five-year term for the Revolver and Term Loan A and a seven-year term for the Term Loan B (the "Credit Agreement"). The Hillman Group is the borrower (the "Borrower") under the Credit Agreement. The Credit Agreement provides borrowings at interest rates based on the London Interbank Offered Rates (the "LIBOR") plus a margin of between 3.25% and 3.75% (the "LIBOR Margin"), or prime (the "Base Rate") plus a margin of between 2.0% and 2.5% (the "Base Rate Margin"). In accordance with the Credit Agreement, letter of credit commitment fees are based on the average daily face amount of each outstanding letter of credit multiplied by three and one quarter percent (3.25%) per annum.

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                             (DOLLARS IN THOUSANDS)


4.      LINES OF CREDIT AND LONG-TERM DEBT, CONTINUED:

As of September 30, 2001, the Company had $8,709 available under the Revolver. The Company had $90,497 of outstanding debt at September 30, 2001, consisting of revolver borrowings of $35,113, outstanding term loans of $55,000 (Term Loan A of $20,000 and Term Loan B of $35,000) and capital lease obligations of $384.

The Credit Agreement, among other provisions, contains financial covenants requiring the maintenance of specific coverage ratios and levels of financial position, restricts the incurrence of additional debt, and the sale of assets, and permits acquisitions with the consent of the lenders. If the Company sells a significant amount of assets as defined in the Credit Agreement, it must make a repayment in an amount equal to the net proceeds of such sale. Such repayments shall be applied to the Term Loans and at any time after the Term Loans have been prepaid in full, such repayments shall then be applied to reduce the outstanding principal balance of the Revolver.

Accounts payable includes $6,963 representing checks issued and outstanding as of September 30, 2001, for which funds would have been drawn against the Company's revolving credit facility if they had been presented on that date.

On April 7, 2000, in connection with the acquisition of Axxess, the Company issued a $12,000 unsecured subordinated note. In connection with the sale of Harding on April 13, 2000, the Company repaid $9,600 of this unsecured subordinated note and the balance of $2,400 was repaid on April 6, 2001 along with accrued interest of $385.

On December 28, 2000, the Company issued $30,000 of unsecured subordinated notes to Allied Capital which was amended on September 28, 2001 to increase the existing subordinated debenture to $40,000 maturing on September 29, 2009 (the "Amended Subordinated Debt Issuance"). The additional $10,000 in cash proceeds generated from the Amended Subordinated Debt Issuance was used in part to repay an unsecured subordinated note held by Allied Capital in the amount of $8,803 in conjunction with the Refinancing. Interest on the Amended Subordinated Debt Issuance is at a fixed rate of 18.0% per annum, with cash interest payments required on a quarterly basis at a fixed rate of 13.5% commencing November 15, 2001. The outstanding principal balance of the Amended Subordinated Debt Issuance shall be increased on a quarterly basis at the remaining 4.5% fixed rate (the "PIK Amount"). All of the PIK Amounts are due on the fifth anniversary of the Amended Subordinated Debt Issuance.

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


5.   CONTINGENCIES, CONTINUED:

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

6.  STOCKHOLDERS' EQUITY:

COMMON SHARES ISSUED TO CERTAIN NON-EMPLOYEE DIRECTORS

Under the Company's Stock Compensation Plan for Non-Employee Directors, certain non-employee directors were issued 16,807 common shares in the first nine months of 2001, which resulted in a compensation charge of $58.

STOCK OPTIONS

As of September 25, 2001, the Company had 1,120,000 stock options outstanding under the 1998 SunSource Inc. Equity Compensation Plan (the "Existing Plan"). On September 26, 2001, in conjunction with the Merger Transaction, 131,500 of these options were converted to common shares and 545,500 options were cancelled. The balance of the outstanding options will remain in effect pursuant to the same terms and conditions of the Existing Plan except that these roll-over options aggregating 443,000 became fully vested in connection with the Merger Transaction.

In conjunction with the Merger Transaction, the Company has reserved 1,337,316 stock options for issuance under the SunSource Inc. 2001 Stock Incentive Plan (the "New Plan"). Under the New Plan, the stock options are intended to vest over four years with 25% of the options vesting on each anniversary of the merger through the end of year four.

                         SUNSOURCE INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                             (DOLLARS IN THOUSANDS)

7.  SEGMENT INFORMATION - PREDECESSOR:

Through September 30, 2001, the Company has two reportable segments which are the Hillman Group and Technology Services. The two segments are disaggregated based on the products and services provided, markets served, marketing strategies and delivery methods. The Company measures segment profitability and allocates corporate resources based on each segment's Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") which is defined as income from operations before depreciation and amortization. The Company also measures the segments on performance of their tangible asset base.

Following is a tabulation of segment information for the three and nine months ended September 30, 2001 and 2000. Corporate information is included to reconcile segment data to the consolidated financial statements.

                                                 FOR THE THREE MONTHS ENDED,              FOR THE NINE MONTHS  ENDED,
                                               SEPT 30, 2001     SEPT 30, 2000         SEPT 30, 2001     SEPT 30, 2000
                                              --------------------------------         -------------------------------
NET SALES
Hillman Group                                  $  66,355           $  60,756           $ 188,746           $ 158,516
Technology Services                               48,412              55,355             152,561             178,431
                                               ---------           ---------           ---------           ---------
  Consolidated net sales -
  business segments                            $ 114,767           $ 116,111           $ 341,307           $ 336,947
                                               ---------           ---------           ---------           ---------
Expediter Segment                                     --                  --                  --              22,122
Integrated Supply-terminated contract                 --                  --                  --               1,048
                                               ---------           ---------           ---------           ---------
  Consolidated net sales                       $ 114,767           $ 116,111           $ 341,307           $ 360,117
                                               =========           =========           =========           =========

EBITDA
Hillman Group                                  $  13,265           $  11,767           $  35,007           $  25,529
Technology Services                                 (927)             (1,438)             (1,205)             (1,421)
                                               ---------           ---------           ---------           ---------
 EBITDA - business segments                    $  12,338           $  10,329           $  33,802           $  24,108
                                               =========           =========           =========           =========

RECONCILIATION OF SEGMENT PROFIT
 TO INCOME (LOSS) BEFORE INCOME TAXES
EBITDA - business segments                     $  12,338           $  10,329           $  33,802           $  24,108
Equity in earnings of affiliate                      118                 525               1,063               1,479
Corporate expenses                                (1,529)             (1,846)             (4,079)             (5,355)
EBITDA from contributed
 subsidiaries, sold business,
 and terminated contracts                             --                  --                  --               2,823
                                               ---------           ---------           ---------           ---------
Consolidated EBITDA                               10,927               9,008              30,786              23,055
Depreciation                                      (3,505)             (2,893)             (9,593)             (6,481)
Amortization                                        (989)             (1,006)             (2,895)             (2,378)
Interest expense, net                             (2,921)             (2,959)             (9,222)             (8,416)
Distributions on guaranteed
 preferred beneficial interests                   (3,058)             (3,058)             (9,174)
Gain on contribution of
 subsidiaries                                         --                  --                  --              49,115
                                               ---------           ---------           ---------           ---------
Income(loss) before income taxes               $     454           $    (908)          $     (98)          $  45,721
                                               =========           =========           =========           =========

Following is a supplemental table of segment tangible assets for ongoing operations as of September 30, 2001, and December 31, 2000.

                                                          $             %
                             9/30/01     12/31/00      INC(DEC)      INC(DEC)
                            --------     --------     ---------     ---------
    Hillman Group           $147,243     $128,198     $ 19,045        14.9%
    Technology Services           --       62,132      (62,132)     (100.0%)
                            --------     --------     --------      -------
      Total                 $147,243     $190,330     $ 15,196        22.6%
                            ========     ========     ========      =======

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

GENERAL

On September 26, 2001, SunSource Inc. (the "Company" or "SunSource") was acquired by Allied Capital Corporation ("Allied Capital"). Pursuant to the terms and conditions of an Agreement and Plan of Merger dated as of June 18, 2001, certain members of management and other stockholders continued as stockholders of the Company after the merger. The total transaction value was approximately $74.0 million, consisting of the cash purchase price paid for the outstanding common stock of the Company aggregating approximately $71.5 million and management's common shares valued at approximately $2.5 million. The Company survived the merger as an independently managed, privately held portfolio company of Allied Capital. The Company's operations for the periods presented prior to September 30, 2001 are referenced herein as the predecessor operations (the "Predecessor" or "Predecessor Operations"). The Company's operations for the period presented at inception of the Merger Transaction are referenced herein as the successor operations (the "Successor" or "Successor Operations") and include the effects of the Company's debt refinancing and sale of an operating subsidiary completed subsequent to the Merger Transaction (see Financing Arrangements and Acquisitions/Divestitures below). The Company's final two business days of operation in September 2001 are immaterial for separate presentation and have been reflected in the Predecessor Operations.

SunSource is one of the largest providers of value-added services and products to retail markets in North America. The Company is organized as a single business segment which is The Hillman Group, Inc.(the "Hillman Group" or "Hillman"). Also, the Company has a minority investment in an affiliate, G-C Sun Holdings, L.P., operating as Kar Products.

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

FINANCING ARRANGEMENTS

On September 28, 2001, the Company through its Hillman Group subsidiary refinanced its $115 million bank revolving credit and $21.5 million term loan with $105 million in senior secured credit facilities (the "Refinancing"). The new senior debt arrangement has a $50 million revolving credit line and a $20 million term loan that expires on September 27, 2006 and a $35 million term loan that expires on September 27, 2008.

On December 28, 2000, the Company issued $30 million of unsecured subordinated notes which was amended on September 28, 2001 to increase the existing subordinated debenture to $40 million (the "Amended Subordinated Debt Issuance"). The majority of the cash proceeds generated from the Amended Subordinated Debt Issuance were used to repay at a discount the unsecured subordinated note issued in connection with the acquisition of Axxess on April 7, 2000 (the "Axxess Subordinated Note Repayment").

ACQUISITIONS/DIVESTITURES

On September 28, 2001 the Company sold substantially all of the assets of its Technology Services business. The sales price aggregated $25.5 million in cash and preferred stock, subject to post-closing adjustments, plus the assumption of certain liabilities by the buyer.

In December 2000, the Board approved a plan to liquidate the Mexican segment which provided comprehensive inventory management services of MRO materials to large manufacturing plants in Mexico. The Company recorded a pre-tax loss on liquidation of approximately $4.6 million representing non-cash charges for accumulated translation losses, the write-down of inventories and other assets, and other liquidation-related costs. The liquidation process was substantially completed as of June 30, 2001. No additional loss on disposal was recorded for the three and nine months ended September 30, 2001.

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

In December 1999, the Board of Directors approved a plan to dispose of the Company's Harding business. Since December 1999, Harding has been accounted for as a discontinued operation and, accordingly, its results of operations were segregated from results of the Company's ongoing businesses including restatement of prior periods presented. Through December 31, 2000, the Company had recorded a loss on the discontinued Harding segment of $22.0 million in the aggregate, net of tax benefits. No additional loss on disposal has been recorded for the three and nine months ended September 30, 2001.

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

On April 7, 2000, the Company acquired Axxess Technologies, Inc. ("Axxess") a Tempe, Arizona manufacturer of key duplication and identification systems. The transaction was structured as a purchase of 100% of the stock of the privately held company and repayment of outstanding Axxess debt in exchange for $87 million in cash and $23 million in subordinated notes. Axxess sales aggregated $19.4 million for the three months ended March 31, 2000. Axxess results of operations are included in the results of Hillman from the date of acquisition.

On March 2, 2000, the Company contributed the interests in its Kar Products, Inc. and A & H Bolt & Nut Company Limited operations (collectively, the Kar business), to a newly-formed partnership affiliated with Glencoe Capital, L.L.C. ("Glencoe"). Glencoe assumed debt by G-C and retained a minority ownership in G-C. Affiliates of Glencoe hold a controlling interest in G-C. SunSource recorded a pre-tax gain on the transaction of approximately $49.1 million in the first quarter of 2000. SunSource accounts for its investment in the partnership under the equity method.

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

RESULTS OF OPERATIONS - PREDECESSOR

SEGMENT SALES AND PROFITABILITY FROM ONGOING OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                           FOR THE THREE MONTHS ENDED,
                                   ---------------------------------------------
                                     SEPTEMBER 30, 2001     SEPTEMBER 30, 2000
                                   ----------------------  ---------------------
                                                   % OF                   % OF
SALES                               AMOUNT        TOTAL     AMOUNT       TOTAL
-----                              --------      --------  --------     -------
Hillman Group (a)                  $ 66,355         57.8%  $ 60,756        52.3%
Technology Services                  48,412         42.2%    55,355        47.7%
                                   --------     --------   --------    --------
   Consolidated net sales -
   ongoing operations               114,767        100.0%   116,111       100.0%
Expediter Segment (b)                    --                      --
Integrated Supply - terminated
contract (c)                             --                      --
                                   --------                --------
    Consolidated Net Sales         $114,767                $116,111
                                   ========                ========


                                          FOR THE NINE MONTHS ENDED,
                                   ------------------------------------------
                                    SEPTEMBER 30, 2001   SEPTEMBER 30, 2000
                                   --------------------- --------------------
                                                 % OF                  % OF
SALES                              AMOUNT       TOTAL      AMOUNT     TOTAL
-----                             --------    ---------   --------   --------
Hillman Group (a)                 $188,746        55.3%   $158,516       47.0%
Technology Services                152,561        44.7%    178,431       53.0%
                                  --------    --------    --------   --------
   Consolidated net sales -
   ongoing operations              341,307       100.0%    336,947      100.0%
Expediter Segment (b)                   --                  22,122
Integrated Supply - terminated
contract (c)                            --                   1,048
                                  --------                --------
    Consolidated Net Sales        $341,307                $360,117
                                  ========                ========


                                                        % OF                       % OF
GROSS PROFIT                                           SALES                      SALES
--------------                                        --------                   --------
Hillman Group (a)                      $  37,383       56.3%      $  34,391       56.6%

Technology Services                       11,833       24.4%         12,962       23.4%
                                       ---------                  ---------
   Consolidated gross profit -
   ongoing operations                     49,216       42.9%         47,353       40.8%
Expediter Segment (b)                         --                         --
                                       ---------                  ---------
     Consolidated Gross Profit         $  49,216                  $  47,353
                                       =========                  =========

EBITDA FROM ONGOING OPERATIONS (e)
Hillman Group (a)                      $  13,265       20.0% $       11,767       19.4% $
Technology Services
                                            (927)      (1.9%)        (1,438)      (2.6%)
Equity in Earnings of
   Expediter Segment (d)
                                             118                        525

Corporate expenses                        (1,529)      (1.3%)        (1,846)      (1.6%)
                                       ---------                  ---------
   Consolidated EBITDA -
   ongoing operations                     10,927        9.5%          9,008        7.8%
Expediter Segment (b)
                                              --                         --
                                       ---------                  ---------
     Consolidated EBITDA               $  10,927                     $ 9,00
                                       =========                  =========


                                                          % OF                       % OF
GROSS PROFIT                                             SALES                      SALES
--------------                                          --------                   --------
Hillman Group (a)                        $ 106,541       56.4%      $  87,852       55.4%

Technology Services                         37,023       24.3%         42,096       23.6%
                                         ---------
   Consolidated gross profit -
   ongoing operations                      143,564       42.1%        129,948       38.6%
Expediter Segment (b)                           --                     15,052
                                         ---------
     Consolidated Gross Profit           $ 143,564                  $ 145,000
                                         =========                  =========

EBITDA FROM ONGOING OPERATIONS (e)
Hillman Group (a)                           35,007       18.5%      $  25,529       16.1%
Technology Services
                                            (1,205)      (0.8%)        (1,421)      (0.8%)
Equity in Earnings of
   Expediter Segment (d)
                                             1,063                      1,479

Corporate expenses                          (4,079)      (1.2%)        (5,355)      (1.6%)
                                         ---------                  ---------
   Consolidated EBITDA -
   ongoing operations                       30,786        9.0%         20,232        6.0%
Expediter Segment (b)
                                                --                      2,823
                                         ---------                  ---------
     Consolidated EBITDA                  $ 30,786                  $  23,055
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

        THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 - (PREDECESSOR)

Net sales from ongoing operations decreased $1.3 million or 1.2% in the third quarter of 2001 to $114.8 million from $116.1 million in 2000. Sales variances by business segment are as follows:

                                       SALES INCREASE (DECREASE)
                                       -------------------------
                                          AMOUNT         %
                                          ------        ---
                                      (In thousands)
Hillman Group                          $ 5,599         9.2 %
Technology Services                     (6,943)      (12,5)%
                                       -------
Total Company - Ongoing Operations     $(1,344)       (1.2)%
                                       =======

The Hillman Group's sales increased $5.6 million, or 9.2% in the third quarter of 2001 to $66.4 million from $60.8 million in the third quarter of 2001 primarily as a result of the acquisition of Sharon-Philstone and strong sales from national accounts. Technology Services' sales decreased $6.9 million or 12.5% in the third quarter of 2001 to $48.4 million from $55.3 million in 2000 mainly as a result of soft market conditions experienced by original equipment manufacturers in certain industrial sectors in the third quarter of 2001.

The Company's sales backlog on a consolidated basis from ongoing operations was $51.5 million as of September 30, 2001, compared with $48.6 million at December 31, 2000, representing an increase of 6.0%.

The Company's consolidated gross margin from ongoing operations was 42.9% in the third quarter of 2001 compared with 40.8% in the third quarter of 2000. The Hillman Group's gross margin decreased 0.3% in the comparison period as a result of a shift in sales mix. Technology Services' gross margin of 24.4% in the third quarter of 2001 increased from 23.4% in the third quarter of 2000 primarily as a result of a change in sales mix.

The Company's selling, general and administrative expenses ("S,G&A") from ongoing operations decreased $0.6 million from $38.9 million in the third quarter of 2000 to $38.3 million in the third quarter of 2001. Selling expenses decreased $0.3 million primarily as a result of headcount and travel expense reductions at STS. Warehouse and delivery expenses increased $0.7 million as a result of increased freight and labor costs from new business offset by reduced property taxes at the Hillman Group. General and administrative expenses decreased by $1.0 million primarily as a result of reduced professional fees at Hillman, headcount reductions which occurred in the fourth quarter of 2000 at STS and reduced corporate expenses.

Total S,G&A expenses from ongoing operations on a comparable basis, including Axxess, as a percentage of sales compared with the third quarter of 2000 are as follows:

                                                       THREE MONTHS ENDED SEPT. 30,
                                                       ----------------------------
        AS OF A % OF SALES                                 2001          2000
        ------------------                                 ----          ----
        Selling Expenses                                    17.8%        17.8%
        Warehouse and Delivery Expenses                     7.8%         7.1%
        General and Administrative Expenses                 7.8%         8.6%
                                                           -----        -----
               Total S,G&A Expenses                        33.4%        33.5%
                                                          ======        =====


EBITDA from ongoing operations after corporate expenses for the third quarter of 2001 was $10.9 million compared with $9.0 million for the same prior-year period, representing an increase of 21.3%.

The Company's consolidated operating profit margin (EBITDA as a percentage of sales) after corporate expenses increased to 9.5% in the third quarter of 2001 compared with 7.8% in the third quarter of 2000. The Hillman Group's operating profit margin increased to 20.0% in the third quarter comparison period from 19.4% primarily as a result of price increases, operational efficiencies and integration of the Axxess acquisition. STS had a loss of 1.9% in the third quarter compared to an operating loss of 2.6% in the third quarter of 2000. Reduced sales at STS were offset by improved gross margins as a result of a change in sales mix and a reduction in operating expenses.

Depreciation expense increased $0.6 million to $3.5 million in the third quarter of 2001 from $2.9 million in the same quarter of 2000 primarily as a result of an increase in the depreciable fixed asset base in connection with the production of new key duplication machines at the Hillman Group for national accounts.

Amortization expense was comparable in the third quarter comparison period.

Interest expense, net was slightly lower in the third quarter of 2001 from the comparison period primarily as a result of reduced interest payments on capital lease obligations at STS.

The Company pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.2 million per annum in the aggregate. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. For the three months ended September 30, 2001 and 2000, the Company paid $3.1 million in interest on the Junior Subordinated Debentures, equivalent to the amounts distributed by the Trust on the Trust Preferred Securities.

The Company is subject to federal, state and local income taxes on its domestic operations and foreign income taxes on its Canadian operation as accounted for in accordance with Statement of Financial Accounting Standard ("SFAS") 109, "Accounting for Income Taxes." Deferred income taxes represent differences between the financial statement and tax bases of assets and liabilities as classified on the Company's balance sheet. The Company recorded a tax benefit for income taxes of $0.6 million on pre-tax income of $0.5 million in the third quarter of 2001. The Company's third quarter tax benefit includes an adjustment totaling $0.7 million for additional federal and state tax benefits related to the year 2000. Excluding this adjustment, the Company's tax provision would have been approximately $0.1 million or 3.7% of pretax income. The effective rate in the third quarter of 2001 has been reduced due primarily to adjustments to non-deductible items. The Company recorded a provision for income taxes of $0.4 million on a pre-tax loss of $0.9 million in the third quarter of 2000 primarily as a result of non-deductible items related to the acquisition of Axxess.

        NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 - (PREDECESSOR)

Net sales from ongoing operations increased $4.4 million or 1.3% in the first nine months of 2001 to $341.3 million from $336.9 million in 2000. Sales variances by business segment are as follows:

                                                      SALES INCREASE (DECREASE)
                                                      -------------------------
                                                       AMOUNT              %
                                                       ------             ---
                                                          (In thousands)
        Hillman Group                                $ 30,230             19.0 %
        Technology Services                           (25,870)           (14.5)%
                                                     --------
        Total Company - Ongoing Operations           $  4,360              1.3 %
                                                    =========

The Hillman Group's sales increased $30.2 million in the first nine months of 2001 to $188.7 million from $158.5 million in the first nine months of 2000 primarily as a result of the acquisition of Axxess and Sharon Philstone, and strong sales from the national accounts. On a pro forma basis including Axxess, the Hillman Group's sales increased 6.1% in the first nine months of 2001 over the same prior-year period. Technology Services' sales decreased $25.9 million or 14.5% in the first nine months of 2001 to $152.5 million from $178.4 million in the same 2000 period, mainly as a result of soft market conditions experienced by original equipment manufacturers in certain industrial sectors in the first nine months of 2001.

The Company's consolidated gross margin from ongoing operations was 42.1% in the first nine months of 2001 compared with 38.6% in the first nine months of 2000. On a comparable basis, including Axxess, the consolidated gross margin from ongoing operations was 39.6% for the nine months ended September 30, 2000. The Hillman Group's gross margin improved 1.0% in the comparison period as a result of higher margin sales of keys and identification items related to the acquisition of Axxess, price increases for certain fastener products and productivity gains in the various manufacturing operations. Technology Services' gross margin of 24.3% in the first nine months of 2001 increased slightly from 23.6% in the first nine months of 2000 primarily as a result of a change in sales mix.

The Company's S,G&A expenses from ongoing operations on a comparable basis, including Axxess, decreased $5.4 million from $118.8 million in the first nine months of 2000 to $113.4 million in the first nine months of 2001. Selling expenses on a comparable basis, including Axxess, decreased $2.1 million primarily as a result of headcount and travel expense reductions at STS offset by conversion costs associated with the Hillman Group's purchase of inventory and other assets of Sharon-Philstone. Warehouse and delivery expenses on a comparable basis, including Axxess, increased by $0.1 million. Higher labor costs from new business and increased rent expense from a new facility offset reduced property taxes at the Hillman Group. General and administrative expenses on a comparable basis, including Axxess, decreased by $3.4 million primarily as a result of headcount reductions which occurred in the fourth quarter of 2000 at STS and reduced corporate expenses.

Total S,G&A expenses from ongoing operations on a comparable basis, including Axxess, as a percentage of sales compared with the first nine months of 2000 are as follows:

                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                     -------------------------------
        AS OF A % OF SALES                             2001                  2000
        ------------------                             ----                  ----
        Selling Expenses                               18.3%                 18.0%
        Warehouse and Delivery Expenses                 7.3%                  7.0%
        General and Administrative Expenses             7.6%                  8.3%
                                                       -----                 -----
               Total S,G&A Expenses                    33.2%                 33.3%
                                                      ======                 =====

EBITDA from ongoing operations for the first nine months of 2001 was $30.8 million including Axxess and corporate expenses compared with $24.2 million on a pro forma basis including Axxess and corporate expenses for the first nine months of 2000 or an increase of 27.2%.

The Company's consolidated operating profit margin for ongoing operations (EBITDA as a percentage of sales) after corporate expenses increased to 9.0% in the first nine months of 2001 compared with 6.0% in the first nine months of 2000. The Hillman Group's operating profit margin increased to 18.5% in the first nine months of 2001 compared with 16.1% primarily as a result of the acquisition of Axxess and operational efficiencies. STS had an operating loss of 0.8% in the first nine months 2001 which was comparable to the same prior-year period.

Depreciation expense increased $3.1 million to $9.6 million in the first nine months of 2001 from $6.5 million in the same period of 2000 primarily as a result of the acquisition of Axxess.

Amortization expense increased $0.5 million to $2.9 million as a result of the acquisition of Axxess.

Interest expense, net increased $0.8 million in the first nine months of 2001 from $8.4 million in the first nine months of 2000, primarily as a result of additional interest and related amortization of deferred financing fees in connection with the Company's December 2000 issuance of $30.0 million of unsecured subordinated notes.

The Company pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.2 million per annum in the aggregate. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. For the nine months ended September 30, 2001 and 2000, the Company paid $9.1 million in interest on the Junior Subordinated Debentures, equivalent to the amounts distributed by the Trust on the Trust Preferred Securities.

The Company recorded a provision for income taxes of $1.2 million on a pre-tax loss of $0.1 million for the nine months ended September 30, 2001 as a result of non-deductible goodwill and other items related to acquisition and divestiture activities. The Company's effective tax rate was 11.1% in the first nine months of 2000 due primarily to a significant portion of the gain from the contribution of Kar being non-taxable as a result of the Company's remaining ownership in G-C, offset by non-deductible items related to the acquisition of Axxess.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position of $19.7 million as of September 30, 2001, increased $16.9 million from the balance at December 31, 2000. Cash was provided during this period primarily from new senior credit facilities ($90.1 million), an increase in unsecured subordinated debentures ($10.0 million), proceeds from the sale of STS ($17.1 million) and proceeds from the liquidation of the Mexico segment ($1.6 million). Cash was used during this period predominantly for the repayment of the revolving credit line and term loan balances as a result of the Refinancing ($57.6 million), the Axxess Subordinated Note Repayment ($11.6 million), Refinancing and Merger Transaction fees and expenses ($9.2 million), working capital investments in operations ($4.8 million), capital expenditures and construction in process ($12.2 million), long-term investments ($3.4 million), costs associated with the sale and liquidation of discontinued operations ($1.2 million), and other items, net ($1.9 million).

The Company's net interest coverage ratio from continuing operations for the nine months ended September 30, 2001 increased to 1.0X (earnings before interest, distributions on trust preferred securities and income taxes, excluding non-recurring events, over net interest expense and distributions on trust preferred securities), from 0.8X in the 2000 comparison period (including Kar for the first two months of 2000) as a result of increased earnings.

The Company's working capital position of $77.2 million at September 30, 2001, represents an increase of $0.3 million from the December 31, 2000 level of $76.9 million as a result of reinvestment in working capital of $18.7 million, proceeds from the sale of STS of $17.1 million and repayment of the current portion of subordinated notes of $2.8 million, offset by a decrease due to the sale of STS's working capital of $28.2 million, an increase in current term loans payable of $3.1 million, a decrease in deferred tax assets and liabilities of $2.6 million, a decrease in restricted cash used for deferred compensation funding of $3.6 million and other items net, of $0.8 million. The Company's current ratio increased to 2.5x at September 30, 2001 from 1.9x at December 31, 2000.

As of September 30, 2001, the Company had $8.7 million available under its secured credit facilities. The Company had approximately $90.5 million of outstanding debt at September 30, 2001, consisting of $55 million in term loans, $35.1 million in revolving credit borrowings and $0.4 million in capitalized lease obligations. The term loans consisted of a $35 million Term B Loan (the "Term Loan B") currently at a three (3) month LIBOR rate of 6.19% and a $20.0 million Term A loan (the "Term Loan A") currently at a three (3) month LIBOR rate of 5.69%. The revolver borrowings (the "Revolver") consist of $30.0 million currently at a six (6) month LIBOR rate of 5.63% and $5.1 million at an effective rate of 7.5%. The capitalized lease obligations were at various interest rates.

On September 28, 2001, the Company through its Hillman subsidiary refinanced its $115 million bank revolving credit and $21.5 million term loan with $105 million in senior secured credit facilities. The new financing consists of a Revolver, Term Loan A, and Term Loan B. The Revolver and Term Loan A have a five-year term and Term Loan B has a seven-year term. The credit facility provides Hillman and the Company with adequate funds for working capital and other corporate requirements.

On September 28, 2001, the Company sold substantially all of the assets of Technology Services, including its Canadian operation for a sales price of $25.5 million in cash and preferred stock plus the assumption of certain liabilities by the buyer, subject to certain post-closing adjustments. The cash proceeds from the sale of SunSource Technology Services will be distributed to Allied Capital and certain members of management, who are the remaining shareholders of the Company.

Interest on the Amended Subordinated Debt Issuance of $40 million which matures September 29, 2009 is at a fixed rate of 18.0% per annum, with cash interest payments being required on a quarterly basis at a fixed rate of 13.5% commencing November 15, 2001. The outstanding principal balance of the Amended Subordinated Debt Issuance shall be increased on a quarterly basis at the remaining 4.5% fixed rate (the "PIK Amount"). All of the PIK Amounts are due on the fifth anniversary of the Amended Subordinated Debt Issuance. Most of the additional cash proceeds generated from the Amended Subordinated Debt Issuance of $10 million were used primarily for the Axxess Subordinated Note Repayment which had a balance of approximately $8.8 million on September 28, 2001.

As of September 30, 2001, the Company's total debt (including distributions payable) as a percentage of its consolidated capitalization (total debt, trust preferred securities and stockholders' equity) was approximately 42.9% compared with 45.0% at December 31, 2000 and 42.7% as of September 30, 2000. The Company's consolidated capitalization (including distributions payable) as of September 30, 2001, was approximately $306.7 million compared to $231.9 million at December 31, 2000 and $247.3 million at September 30, 2000.

The Company has spent $10.2 million for capital expenditures through September 30, 2001, primarily for key duplication machines and machinery and equipment. In addition, the Company has spent $2.0 million in the third quarter of 2001 for materials and supplies and component parts for construction in process of key duplication machines for placement next quarter. The Company expects to incur total fixed capital spending of $15.2 million in 2001 primarily for the Hillman Group which represents an increase of $6.8 million compared to total year 2000 as a result of the acquisition of Axxess and growth in national accounts for key duplication machines.

The Company has deferred tax assets aggregating $34.1 million as of September 30, 2001, as determined in accordance with SFAS 109. Management believes that the Company's deferred tax assets will be realized through the reversal of existing temporary differences between the financial statement and tax bases, as well as through future taxable income.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("the FASB") issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 established accounting and reporting standards for derivative financial instruments and hedging activities, and requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. In June 1999, the FASB issued SFAS 137, which deferred the implementation of SFAS 133. The Company adopted SFAS 133 during the first quarter of 2001. The adoption of SFAS 133 has not had a material impact on the Company's financial position and results of operations because the Company generally does not engage in derivative transactions.

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

At the end of June 2001, the FASB issued FASB Statement No. 143, Accounting for Asset Retirement Obligations. FAS 143 requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. FAS 143 will be effective for financial statements for fiscal years beginning after June 15, 2002. Management is currently evaluating the expected impact of FAS 143.

FAS 144 supersedes FAS 121, accounting for the Impairment of Long-Lived assets and for Long-Lived Assets to be Disposed OF, and the accounting and reporting provisions of APB 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. FAS 144 was necessary to resolve significant implementation issues related to SFAS 121. Although the proposed statement supercedes FAS No. 121, it retains the fundamental measurement provisions for assets that are to be disposed of by sale. Additionally, FAS 144 retains the basic provisions of APB 30 for the presentation of discontinued operations in the income statement but broadens that presentation to include a component of an entity, rather than a segment of a business. The provisions of FAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Management is currently evaluating the expected impact of FAS 144.

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

                                     PART II
                                OTHER INFORMATION


  ITEMS 1, 2, 3, & 5 - NONE

  ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company held a special meeting of stockholders on September 25, 2001, to consider and approve a merger agreement and a merger between Allied Capital Corporation and SunSource Inc. and a vote for the grant of discretionary authority in favor of an adjournment of the meeting, if necessary. The proposals are discussed in detail in the Definitive Proxy Statement filed on August 29, 2001. The voting results for this item are as follows:

           1.      Merger Agreement and Merger

                  Votes For            Votes Against         Abstain
                  ---------            -------------         -------
                  4,413,106               31,730              3,529


           2.     Grant of Discretionary Authority

                  Votes For            Votes Against         Abstain
                  ---------            -------------         -------
                  4,338,901               79,406              30,058



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a)          EXHIBITS, INCLUDING THOSE INCORPORATED BY REFERENCE.
            The following is a list of exhibits filed as part of this quarterly report on Form 10-Q. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by refefence, the location of the exhibit in the previous filing is indicated in parentheses.

2.1 Agreement and Plan of Merger dated as of June 18, 2001 by and among Allied Capital Corporation, Allied Capital Lock Acquisition Corporation and SunSource Inc. (1) (Exhibit 2.1)

2.2 Asset Purchase Agreement dated September 28, 2001, by and between SunSource Technology Services, LLC, and STS Operating, Inc. (3) (Exhibit 2.1)

3.1** Amended and Restated bylaws as adopted by the Corporation's stockholders as of September 26, 2001.

4.1         Form of Stockholders Agreement (2) (Exhibit d5)

10.1** Credit Agreement dated as of September 28, 2001, by and among The Hillman Group, Inc., as Borrower and Heller Financial, Inc., as Agent, an Issuing Lender and a Lender and Antares Capital Corporation, General Electric Capital Corporation and Madison Capital Funding LLC each as a Co-Agent and the other financial institutions party hereto as lenders.

10.2** First Amended and Restated Investment Agreement by and among SunSource Inc., SunSource Investment Company, Inc., The Hillman Group, Inc., and Allied Capital Corporation dated September 28, 2001.

10.3**      SunSource Inc. 2001 Stock Incentive Plan.

10.4 Termination Agreement dated as of June 18,2001 by and among SunSource, Lehman Brothers, Donald T. Marshall, John P. McDonnell, Norman V. Edmonson, Harold Cornelius, Max W. Hillman, Joseph P. Corvino and the respective S corporations of Marshall, McDonnell, Edmonson, Cornelius, Hillman and Corvino. (2) (Exhibit d6)

10.5        Employment Agreement by and between SunSource Inc. and Maurice P.
            Andrien, Jr. entered into June 18, 2001. (2) (Exhibit e1)

10.6        Employment Agreement by and between SunSource Inc. and Stephen W.
            Miller entered into June 18, 2001 (2) (Exhibit e2)

10.7** Employment Agreement by and between SunSource Inc. and Joseph M. Corvino entered into June 18, 2001.

10.8** Employment Agreement by and between SunSource Inc. and Max W. Hillman entered into June 18, 2001.


        ------------------------
        (1) Filed as an exhibit to the Current Report on Form 8-K filed on June 21, 2001.
        (2) Filed as an exhibit to Schedule 13E-3 filed on July 11, 2001, as amended.
        (3) Filed as an exhibit to the Current Report on Form 8-K filed on October 15, 2001.

           ** Filed herewith

b)          REPORTS ON FORM 8-K.

            A Current Report on Form 8-K was filed on June 21, 2001 reporting an unscheduled material event under Item 5 of Form 8-K (See exhibit 2.1 hereto)

            A Current Report on Form 8-K was filed on October 10, 2001 reporting a change of control of registrant under Item 1 of form 8-K (See exhibit 2.1 hereto)

            A Current Report on Form 8-K was filed on October 15, 2001 reporting a disposition of assets under Item 2 of Form 8-K (See exhibit 2.1 hereto)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SUNSOURCE INC.







/s/ Joseph M. Corvino                    /s/ Edward L. Tofani
-------------------------                ------------------------------
Joseph M. Corvino                        Edward L. Tofani
Vice President - Finance                 Controller
(Chief Financial Officer)                (Chief Accounting Officer)





DATE: November 14, 2001