Form 10-K405
period 2001-12-31
HILLMAN COMPANIES INC
filed 2002-04-01
CIK 1029831

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

COMMISSION FILE NUMBER 1-13293

            THE HILLMAN COMPANIES, INC. (FORMERLY SUNSOURCE INC.)
  ----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                             23-2874736
-------------------------------                            -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

       10590 HAMILTON AVENUE
       CINCINNATI, OHIO                                              45231
----------------------------------------                      ------------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:  (513) 851-4900

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

      Title of Class                  Name of Each Exchange on Which Registered
--------------------------------    --------------------------------------------
11.6% Junior Subordinated Debentures                    None
Preferred Securities Guaranty
Preferred Share Purchase Rights

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

  YES           NO   X
      ----         -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

On March 20, 2002 there were 7,138,665 Common Shares issued and outstanding by the Registrant and 4,217,724 Trust Preferred Securities issued and outstanding by the Hillman Group Capital Trust (formerly SunSource Capital Trust). The Trust Preferred Securities trade on the American Stock Exchange.

ITEM I - BUSINESS.

GENERAL

SunSource Inc., a Delaware corporation ("SunSource") converted from partnership to corporate form on September 30, 1997. On March 18, 2002, SunSource, as a result of the acquisition of a majority of SunSource common stock by Allied Capital Corporation in September 2001 as discussed below, changed its name to The Hillman Companies, Inc. ("Hillman" or the "Company") which reflects its predominant business as one of the largest providers of merchandising services and hardware-related products to retail markets in North America. In connection with the SunSource name change, SunSource Capital Trust, which has 4.2 million Trust Preferred Securities outstanding and trading on the American Stock Exchange, changed its name to the Hillman Group Capital Trust. The Trust Preferred Securities trade under the ticker symbol HLM.Pr (formerly SDP.Pr). The Company has moved its principal executive offices from Philadelphia, Pennsylvania, to Cincinnati, Ohio.

The Company's principal business is operated through its wholly owned subsidiary, The Hillman Group, Inc. (the "Hillman Group") which had sales of $249 million in 2001. The Hillman Group sells to hardware stores, home centers, mass merchants, pet suppliers, and other retail outlets principally in the U.S., Canada, Mexico and South America. Their product lines include thousands of small parts such as fasteners and related hardware items; keys, key duplication systems and accessories; and identification items, such as, tags and letters, numbers, and signs. Services offered include design and installation of merchandising systems and maintenance of appropriate in-store inventory levels.

On September 26, 2001, SunSource Inc. was acquired by Allied Capital Corporation ("Allied Capital") pursuant to the terms and conditions of an Agreement and Plan of Merger dated as of June 18, 2001, by and among Allied Capital, Allied Capital Lock Acquisition Corporation and SunSource (the "Merger Transaction"). Certain members of management and other stockholders continue as stockholders of the Company after the merger. The total transaction value was $74.0 million or $10.375 per SunSource common share, consisting of the cash purchase price paid for the outstanding common stock of the Company aggregating approximately $71.5 million and management and other stockholders' common shares valued at approximately $2.5 million. SunSource was the surviving entity in the merger and organized as an independently managed, privately held portfolio company of Allied Capital.

In connection with the Merger Transaction, on September 28, 2001, the Company completed the sale of substantially all of the assets of its SunSource Technology Services business (the "STS Business") to STS Operating, Inc. ("STS OP"), an entity formed by certain officers and managers of the STS Business, Allied Capital and Easton Hunt Capital Partners, L.P. for the purpose of acquiring the STS Business. STS OP purchased the assets of the STS Business including the rights to the name SunSource from SunSource Technology Services, LLC, an indirect wholly owned subsidiary of SunSource, pursuant to an Asset Purchase Agreement, dated September 28, 2001, by and between SunSource Technology Services, LLC and STS OP. The purchase price aggregated approximately $25.5 million in cash and preferred stock of STS OP, subject to post-closing adjustments, plus the assumption of certain liabilities. The equity investment in STS OP will continue to be held by the Hillman Group. STS OP is a leading provider of systems and parts and engineering services for hydraulic, pneumatic, electronic and related systems to major industrial companies throughout the U.S. and Canada.

On May 16, 2001, the Board of Directors approved a plan of legal reorganization whereby (i) SunSource Technology Services, Inc. ("STS") was formed as a single member limited liability company and a wholly owned subsidiary of the Hillman Group and (ii) Axxess Technologies, Inc. was merged with and into the Hillman Group, collectively, the "2001 Legal Reorganization".

In December 2000, the Board of Directors approved a plan to liquidate the Company's investment in SunSource Integrated Services de Mexico, SA de CV, the "Mexican Business Segment". This segment has been accounted for as a discontinued operation and, accordingly, its results of operations were segregated from the results of the Company's ongoing businesses including restatement of prior periods presented. The liquidation process was substantially completed as of June 30, 2001. On August 3, 2001, STS distributed its common stock investment in the Mexican Business Segment to the Hillman Group to segregate the STS Business from the remaining business interests of SunSource.

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

On April 7, 2000, the Company acquired Axxess Technologies, Inc. ("Axxess" or "Axxess Technologies") of Tempe, Arizona through a stock merger transaction. Axxess is a manufacturer and distributor of key duplication and identification systems. The transaction was structured as a purchase of 100% of the stock of the privately held company and repayment of outstanding Axxess debt in exchange for $87 million in cash and $23 million in subordinated notes. Axxess Technologies' sales aggregated $19.4 million for the three months ended March 31, 2000, and $82.1 million for the year ended December 31, 1999. The results of operations for Axxess are included in the results of the Hillman Group from the date of acquisition. On June 1, 2001, Axxess Technologies merged with and into the Hillman Group in conjunction with the 2001 Legal Reorganization noted above with the Hillman Group being the surviving entity in the merger.

On March 2, 2000, the Company contributed its Kar Products operations to a newly formed partnership affiliated with Glencoe Capital L.L.C. ("Glencoe"). Glencoe contributed cash equity to the new partnership in exchange for a 51% controlling interest with the remaining minority interest retained by SunSource. The Company received $105 million in cash proceeds from the transaction through repayment of assumed debt by the new partnership, GC-Sun Holdings, L.P. ("G-C"). On October 4, 2000, G-C acquired all of the outstanding stock of Brampton Fastener Co. Limited (d/b/a Brafasco). On January 4, 2002, G-C provided the Company notice that it intends to exercise its call right to purchase the Company's partnership interest as a result of the Merger Transaction with Allied Capital. Hillman is expected to continue to have an investment in Kar Products upon settlement of G-C's call right. Kar Products distributes maintenance, repair and operating ("MRO") parts and supplies and offers customized inventory management services to commercial and industrial customers of all sizes in the U.S. and Canada.


INDUSTRY OVERVIEW

Hillman operates in multiple channels of the retail marketplace such as hardware stores, national and regional home centers and mass merchants. These retail channels are currently experiencing significant changes driven by the widespread availability of management information systems. With better information, manufacturers, distributors and customers are all able to track their expenses, investments and returns on investments more accurately. The retail industry is driven by the following trends which are organized around customer requirements and value-added services:

     (i) Customers are increasing their reliance on value-added distributors as their contacts with the manufacturers diminish or cease altogether.

     (ii) Customers are outsourcing non-core functions to high quality service providers.

     (iii) The retail marketplace is in the process of consolidation.

The Hillman Group focuses on delivering merchandising systems, point-of-sale displays, product support and sales installation services through its nationwide field sales and service force to the retail sector.

To survive and prosper in this evolving retail channel, Hillman believes that the critical requirements for success among existing competitors will be market knowledge, merchandising skills, breadth of inventory and value-added services including superior support and fulfillment capabilities.

THE HILLMAN GROUP

Refer to Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 21, Segment Information to Consolidated Financial Statements for segment financial data for the three years ended December 31, 2001.

The Company is organized as a single business segment which is the Hillman Group. With annualized sales of approximately $249 million, the Hillman Group believes that it is the leading provider of fasteners and related small hardware items; keys, key duplication systems and related accessories; and identification items, such as, tags and letters, numbers and signs ("LNS") to retail outlets in North America. Retail outlets served by Hillman are hardware stores, home centers, mass merchants, pet suppliers, grocery stores and drug stores. Through its field sales and service organization, Hillman complements its extensive product selection with value-added services for the retailer.

Sales and service representatives regularly visit retail outlets to review stock levels, reorder items in need of replacement, and interact with the storeowners to offer new product and merchandising ideas. Thousands of items can thus be actively managed with the retailer experiencing a substantial reduction in paperwork and labor costs. Service representatives also assist in organizing the products in a consumer-friendly manner. Hillman complements its broad range of products with value-added merchandising services such as displays, product identification stickers, retail price stickers, store rack and drawer systems, assistance in rack positioning and store layout and inventory and restocking services. Periodically, Hillman introduces new products and package designs with color-coding for ease of shopping by consumers and also modifies rack designs to improve the attractiveness of individual store displays. In effect, Hillman functions as a merchandising manager for retailers, supporting these services with high order fill rates and rapid delivery from its eight distribution centers across the United States. Orders are normally shipped within 48 hours with a 96% order fill rate.

Hillman also manufactures and markets a value-added mix of high-tech and conventional products in two core product categories: key duplication systems and identification systems. The patent-protected Axxess Precision Key Duplication System(TM) has proven to be a profitable revenue source within Big Box retailers (defined as mass merchants, home centers and large-format grocery/drug centers). This system has been placed in over 12,000 retail locations to date.

In addition, Hillman offers a commercialized, innovative, consumer-operated vending system, Quick-Tag(TM), which provides custom engraved specialty items, such as pet identification tags, luggage tags and other engraved identification tags. Axxess initially targeted the pet identification market with its Quick-Tag system, and has facilitated the process of obtaining a pet tag by providing pet owners with a quick and highly convenient means to custom engrave tags while shopping at large format retail stores such as Wal-Mart and PETsMART. Axxess has developed other high impact applications for its Quick-Tag(TM) interactive engraving technology, including luggage tags, key chains and military-style identification tags. To date, more than 2,800 Quick-Tag(TM) machines have been placed in retail locations which are being supported by Hillman's sales and service representatives.

PRODUCTS AND SUPPLIERS. Hillman buys its products from approximately 1,000 vendors, the largest of which accounted for 13% of the Group's annual purchases and the top five of which accounted for 33% of its purchases. About half of its purchases are from overseas suppliers, with the balance from domestic manufacturers and master distributors. Hillman's fastener product line includes both standard and specialty nuts, bolts, washers, screws and anchors. The line also includes brass, plastic, stainless steel, and other miscellaneous fasteners. The depth of the line, over 39,000 products, is believed to be the largest among suppliers servicing the hardware retail segment. Fasteners generated just over 51% of total sales in 2001. Non-fastener products feature picture hanging items and accessories, keys and accessories, LNS, rope and chain accessories, and an extensive list of specialty items. To assure quality from its vendors, Hillman conducts periodic on-site evaluations, random sampling of products and communicates results to vendors. Hillman also tracks the performance of its vendors based on delivery time and accuracy of shipments.

Hillman provides a competitive line of metal key products for major retailers and the automotive sector. In 2001, keys and accessories represented 24.4% of total revenue. It manufactures two metal key duplication systems that are niche-marketed to retail outlets, primarily mass merchants and home centers and a code cutting system for use in automotive dealerships and in vehicle fleet environments.

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

The key cutting system developed for the automotive industry, PC+ Code Cutter, produces automobile keys using alphanumeric codes based on a vehicle's identification number. Utilizing a proprietary computer program, the PC+ Code Cutter identifies and then cuts keys based on the automobile's original key pattern. The PC+ Code Cutter is distributed through Barnes Distribution, a distribution company serving vehicular and industrial markets. Since its introduction in February 1996, more than 5,000 PC+ Code Cutter systems have been sold and/or leased.

Hillman also markets key accessories in conjunction with its key duplication systems. Popular accessories include the Key Light(TM), Valet KeyChain(TM), key identifiers, key coils and key clips. The Key Mates(TM) line of key accessories includes a broad range of products such as key chains, tags, lights, floats, holders, whistles, and a host of other miscellaneous items that complement the use of keys.

Quick-Tag(TM) is a patented, state-of-the-art consumer-operated vending system that custom engraves specialty products such as pet identification tags, military-style I.D. tags, holiday ornaments and luggage tags. Using an interactive touch screen, customers input information such as a pet name and telephone number, and the system's proprietary technology engraves the tag in less than two minutes. The Quick-Tag system does not require incremental labor and generates high levels of customer satisfaction and attractive margins for the retailer. The Quick-Tag custom engraving systems generate retail profit per square foot, over seven times the typical retail average.

Letters, numbers and signs which accounted for 10.5% of 2001 revenues include packaged self-adhesive letters and numbers; mailbox numbers and accessories; house numbers and letters; contractor safety program signs; and driveway markers and reflectors. Typical retailers dedicate eight linear feet of retail space for this product and view it as a significant contributor to their retail offerings.

Hillman purchases a wide variety of materials and components to manufacture the Axxess Key Duplication and Quick-Tag engraving machines, many of which are manufactured to its specifications. Management does not believe that it is overly dependent on any one supplier; the components do not generally require proprietary technology; and Hillman has identified or used alternate suppliers for its primary sourcing needs.

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

In addition, Hillman sells its products to national accounts such as Wal*Mart, Home Depot, Lowes, K*Mart, PETsMART, and PetCo. Hillman's status as a national supplier of unique, proprietary products to rapidly growing Big Box retailers allowed it to develop a formidable market position and high barriers to entry within its product categories. Management believes that the dynamics, which make its services attractive to hardware retailers, are present with these larger customers as well.

Hillman serves over 21,000 customers, the top five of which accounted for approximately 35% of its annualized sales. The single largest customer represented slightly less than 12% of total revenue. Hillman telemarketing activity also sells to approximately 5,000 smaller hardware outlets and over 6,000 non-hardware accounts through its telemarketing operation. New business is also being cultivated internationally in such places as Canada, Mexico, South and Central America, and the Caribbean.

SALES AND MARKETING. Hillman has always been more responsive to the needs of the F&I retailers than its competitors because it employs the largest direct sales organization in the retail home industry. This organization consists of over 210 people, managed by 20 field managers. Each sales representative is responsible for approximately 50 full service accounts that they call on approximately every two weeks. Coupled with the efforts of the Marketing Department, the sales force not only sells products, but can sell merchandising and technological support capabilities as well. The Marketing Department provides support through the development of new products; sales collateral, promotional items, merchandising aids and marketing services such as advertising and trade show management. Its EDI system is used by a number of its large customers.

In addition, the national accounts field service organization consists of 245 service people and 20 field managers focusing on "Big Box" retailers, pet super stores, large national discount chains and grocery stores. This organization reorders products, details store shelves and sets up in-store promotions.

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

COMPETITION. The principal competitors for Hillman's F&I business are Midwest Fasteners, Serv-A-Lite, Elco (a division of Fastenal), and Hyko in the hardware store marketplace. The first three carry mainly fastener products, while the latter is the major competitor in letters numbers and signs. Hillman competes primarily on field service, merchandising, as well as product availability, price and breadth of product line.

Management estimates that Hillman sells to approximately 65% of the full service hardware stores in the F&I marketplace. The hardware outlets that purchase products but not services from Hillman also purchase products from local and regional distributors and cooperatives. Competition in this segment is primarily on the basis of price and availability.

The primary competitors in the national accounts marketplace for fasteners are Crown-Bolt with an estimated 50% market share, Elco and the Newell Group. Hillman estimates its share of fasteners in this market to be approximately 20%. Competition is based primarily on in-store service and price. Other competitors are local and regional distributors.

The total domestic market for keys is estimated to be 600 million units at the retail level with annual sales of over $900 million. The key duplication market can be segmented into three primary retail categories: hardware stores, locksmiths and Big Box retailers. Hillman believes it maintains the leading market share of keys in terms of unit and dollar sales. To displace Hillman's market position, a competitor would have to develop a full range of products with demonstrably better technology without infringing on patents and buyback existing inventory from retailers. Management believes that these substantial competitive barriers help preserve its unique franchise within the key duplication market segment.

Hyko is the primary competitor in LNS in hardware stores, home centers and mass merchants. Management estimates that Hillman has the leading market position in LNS at an approximate 42% market share.

In the engraving market segment, management estimates that the Quick-Tag engraving system has a 17% market share in the pet tag market. Competitors in this market are specialty retailers, direct mail order and retailers with in-store mail order capability. The Quick-Tag system has patent protected proprietary technology that is a major barrier to entry and preserves this market segment.

RISK FACTORS

     RISKS ASSOCIATED WITH ACQUISITIONS

The Company is not currently a party to any agreement or understanding regarding a material acquisition but is pursuing discussions with a number of prospective sellers of businesses.

An element of Hillman's future growth strategy is to pursue selected acquisitions that either expand or complement its businesses in new or existing markets. However, there can be no assurance that the Company will be able to identify or acquire acceptable acquisition candidates on terms favorable to the Company and in a timely manner to the extent necessary to fulfill Hillman's growth strategy. Future acquisitions may be financed through the issuance of Common Stock, which may be dilutive to the Company's stockholders, or through the incurrence of additional indebtedness. Furthermore, there can be no assurance that competition for acquisition candidates will not escalate, thereby increasing the costs of acquisitions. The process of integrating acquired businesses into the Company's operations may result in unforeseen difficulties and may require a disproportionate amount of resources and management's attention, and there can be no assurance that Hillman will be able to successfully integrate acquired businesses into its operations. The failure to complete or successfully integrate prospective acquisitions may have an adverse impact on the Company's growth strategy.

     COMPETITION

The retail industry is highly competitive, with the principal methods of competition being price, quality of service, quality of products, product availability, credit terms and the provision of value-added services, such as merchandising design, in-store service and inventory management. The Company encounters competition from a large number of regional and national distributors, some of which have greater financial resources than the Company and may offer a greater variety of products.

     SEASONALITY AND ECONOMIC CONDITIONS

Hillman has in the past experienced seasonal fluctuations in sales and operating results from quarter to quarter. Typically, the first calendar quarter is the weakest due to the effect of weather on home projects and the construction industry.

Changes in general economic conditions could also have a material adverse effect on the Company's business, results of operations and financial condition.


     DEPENDENCE ON INFORMATION SYSTEMS

The Company believes that its proprietary computer software programs are an integral part of its business and growth strategies. Hillman depends on its information systems generally to process orders, to manage inventory and accounts receivable collections, to purchase, sell and ship products efficiently and on a timely basis, to maintain cost-effective operations and to provide superior service to its customers. There can be no assurance that the precautions which the Company has taken against certain events that could disrupt the operations of its information systems will prevent the occurrence of such a disruption. Any such disruption could have a material adverse effect on the Company's business and results of operations.

     INSURANCE ARRANGEMENTS

Under the Company's current insurance programs, commercial umbrella coverage is obtained for catastrophic exposure and aggregate losses in excess of expected claims. Since October 1991, the Company has retained the exposure on certain expected losses related to worker's compensation, general liability and automobile. The Company also retains the exposure on expected losses related to health benefits of certain employees. The Company believes that its present insurance is adequate for its businesses. See Note 17, Commitments and Contingencies, of Notes to Consolidated Financial Statements of the Company as of and for the three years ended December 31, 2001.

     EMPLOYEES

As of December 31, 2001, the Company's total operations employed approximately 1,460 employees, of which approximately 620 were sales personnel, approximately 635 were employed as warehouse, manufacturing and delivery personnel, and approximately 205 were administrative positions. In the opinion of management, employee relations are good.

     BACKLOG

The Company's sales backlog from ongoing operations was $1.6 million as of December 31, 2001, and $1.3 million as of December 31, 2000.

     WHERE YOU CAN FIND MORE INFORMATION

The Company files annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (the "Commission"). You may read and copy any reports, statements, or other information filed by the Company at the Commission's public reference rooms at 450 5th Street, N.W., Washington, D.C. 20549. Please call the Commission at 1-202-942-8090 for more information on the public reference rooms. The Commission also maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, like Hillman, that file electronically with the Commission. Copies may also be obtained, after paying a duplicating fee, by electronic request to publicinfo@sec.gov or by written request to Public Reference Section, Washington, D.C. 20549-0102.

You can inspect reports, proxy statements, and other information about the Company at the offices of The American Stock Exchange, 86 Trinity Place, New York, NY 10006.

     ITEM 2 - PROPERTIES.

The Hillman Group currently has approximately seventeen (17) leased warehouse and stocking facilities located throughout the United States and Canada. The Company's principal properties are as follows:

                           LOCATION                            DESCRIPTION
                           --------                            -----------
                           Cincinnati, Ohio                   358,000 sq.ft.
                           Tempe, Arizona                     208,000 sq.ft.

In the opinion of management, the Company's existing facilities are in good condition.

     ITEM 3 - LEGAL PROCEEDINGS.

Litigation originally instituted on February 27, 1996 is pending in the Court of Common Pleas of Montgomery County, Pennsylvania in which Dorman Products of America, Ltd. ("Dorman"), and its parent, R&B, Inc. ("R&B"), allege that misrepresentations of certain facts were made by the Company, upon which R&B allegedly based its offer to purchase the assets of the Company's Dorman Products division. In the opinion of management, the ultimate resolution of this matter will not have a material adverse effect on the consolidated financial position, operations or cash flows of the Company.

     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company did not submit any matters to a vote of stockholders during the quarter ended December 31, 2001.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON SHARES AND
         RELATED STOCKHOLDER MATTERS.

STOCK EXCHANGE LISTING

Effective June 19, 2001, the Company transferred listing of its Common Stock and Trust Preferred Securities from the New York Stock Exchange to the American Stock exchange utilizing its same ticker symbols SDP and SDP.PR, respectively. As a result of the Merger Transaction, the common stock is no longer publicly traded. In connection with the SunSource name change on March 18, 2002, the Trust Preferred Securities trade under the ticker symbol HLM.Pr (formerly SDP.Pr).

The following table sets forth the high and low closing sale prices on the New York Stock Exchange and the American Stock Exchange composite tapes for the Trust Preferred Securities.




         2001                                                 HIGH                LOW
         ----                                                 ------            -------
         First Quarter                                        $18.62            $15.06
         Second Quarter                                        23.50             17.90
         Third Quarter                                         24.79             23.21
         Fourth Quarter                                        25.47             24.40

         2000
         ----

         First Quarter                                        $19.75            $12.44
         Second Quarter                                        19.25             16.25
         Third Quarter                                         21.00             16.75
         Fourth Quarter                                        17.13             14.75

The Trust Preferred Securities have a liquidation value of $25.00 per security. As of March 20, 2002, there were 852 holders of Trust Preferred Securities and fifteen (15) common stockholders. The total number of Trust Preferred Securities outstanding as of March 20, 2002, was 4,217,724. The total number of Common Shares outstanding as of March 20, 2002, was 7,138,665.

DISTRIBUTIONS

The Company pays interest to the Hillman Group Capital Trust, formerly SunSource Capital Trust (the "Trust"), on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.2 million per annum in the aggregate. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. For the years ended December 31, 2001 and 2000, the Company paid $12.2 million in interest on the Junior Subordinated Debentures, equivalent to the amounts distributed by the Trust on the Trust Preferred Securities.

ITEM 6 - SELECTED FINANCIAL DATA.

As a result of the Merger Transaction, the Company's operations for the periods presented prior to September 30, 2001 are referenced herein as the predecessor operations (the "Predecessor" or "Predecessor Operations"). The Company's operations for the period presented since the Merger Transaction are referenced herein as the successor operations (the "Successor" or "Successor Operations") and include the effects of the Company's debt refinancing and sale of an operating subsidiary completed subsequent to the Merger Transaction.

The following table sets forth selected consolidated financial data of the Predecessor as of and for the four years ended December 31, 2000 and the nine months ended September 30, 2001; and consolidated financial data of the Successor as of and for the three months ended December 31, 2001. Data for all periods shown are derived from financial statements of the Company which have been audited by PricewaterhouseCoopers LLP, independent accountants, as indicated in their reports thereon. See accompanying Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for information regarding the acquisition of the Company by Allied Capital, the Company's debt refinancing, and discontinued operations as well as other acquisitions and divestitures that affect comparability.

                             (dollars in thousands)

 INCOME STATEMENT DATA:

                                              SUCCESSOR                                   PREDECESSOR
                                             ------------     ---------------------------------------------------------------------
                                             THREE MONTHS     NINE MONTHS           YEAR         YEAR           YEAR        YEAR
                                                ENDED            ENDED              ENDED        ENDED          ENDED       ENDED
                                               12/31/01         9/30/01           12/31/00      12/31/99      12/31/98     12/31/97
                                             ------------     -----------         --------      --------      --------     --------
Continuing Operations
  Net sales                                  $ 60,040          $341,307          $462,839       $543,277      $603,071     $586,411
  Gross profit                                 34,442           143,564           184,660        226,154       252,168      241,003
       Gain on contribution of subsidiaries        --                --            49,115             --            --           --
       Income (loss) before
         discontinued operations               (2,909)           (1,327)           27,290        (11,321)       11,517       30,507
       Income (loss) from discontinued
         operations                                --                --            (2,610)       (25,815)        2,300        2,025
     Extraordinary loss                            --                --                --           (235)           --       (3,392)
     Net income (loss)                       $ (2,909)          $(1,327)         $ 24,680       $(37,371)      $13,817      $29,140
     BALANCE SHEET DATA AT DECEMBER 31:
     Total assets                            $344,564                NA          $322,589       $321,626      $327,523     $292,945
     Long-term debt and capitalized
       lease obligations (1)                 $128,739                NA          $102,790       $126,723       $95,842     $ 93,728



     (1)  Includes current portion of long-term debt.

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

GENERAL

The Hillman Companies, Inc. ("Hillman" or the "Company"), formerly SunSource Inc. ("SunSource") is one of the largest providers of value-added merchandising services and hardware-related products to retail markets in North America. Also, the Company has minority investments in two affiliates, GC-Sun Holdings, L.P., operating as Kar Products, and STS Operating, Inc., the former SunSource Technology Services business.

The Company through its wholly owned subsidiary, The Hillman Group, Inc. (the "Hillman Group") provides merchandising services and hardware and related products, such as, fasteners and similar items, key duplication equipment, keys and related accessories and identification equipment and items to retail outlets, primarily hardware stores, home centers and mass merchants.

MERGER TRANSACTION

On September 26, 2001, SunSource was acquired by Allied Capital Corporation ("Allied Capital") pursuant to the terms and conditions of an Agreement and Plan of Merger dated as of June 18, 2001 (the "Merger Transaction"). Certain members of management and other stockholders continued as stockholders of the Company after the merger. The total transaction value was $74.0 million or $10.375 per SunSource common share, consisting of the cash purchase price paid for the outstanding common stock of the Company aggregating approximately $71.5 million and management's common shares valued at approximately $2.5 million. SunSource was the surviving entity in the merger and organized as an independently managed, privately held portfolio company of Allied Capital.

In connection with the Merger Transaction, on September 28, 2001, the Company completed the sale of substantially all of the assets of its SunSource Technology Services business (the "STS Business") to STS Operating, Inc. ("STS OP"), an entity formed by certain officers and managers of the STS Business, Allied Capital and Easton Hunt Capital Partners, L.P. for the purpose of acquiring the STS Business. The purchase price aggregated approximately $25.5 million in cash and preferred stock, subject to post-closing adjustments plus the assumption of certain liabilities. The equity investment in STS OP will continue to be held by the Hillman Group.

The Company's operations for the periods presented prior to September 30, 2001 are referenced herein as the predecessor operations (the "Predecessor" or "Predecessor Operations"). The Company's operations for the period presented since the Merger Transaction are referenced herein as the successor operations (the "Successor" or "Successor Operations") and include the effects of the Company's debt refinancing and sale of an operating subsidiary completed subsequent to the Merger Transaction (see Financing Arrangements and Acquisitions/Divestitures below). The Company's final two business days of operation in September 2001 are immaterial for separate presentation and have been reflected in the Predecessor Operations.

FINANCING ARRANGEMENTS

On September 28, 2001, the Company refinanced its $115 million bank revolving credit and $21.5 million term loan with $105 million in senior secured credit facilities (the "Refinancing"). The new senior debt arrangement has a $50 million revolving credit line and a $20 million term loan that expires on September 27, 2006 and a $35 million term loan that expires on September 27, 2008. As of December 31, 2001, the outstanding balance of the term loans aggregated $54.125 million.

On December 28, 2000, the Company issued $30 million of unsecured subordinated notes to Allied Capital and issued an additional $10 million of these notes to Allied Capital on September 28, 2001 in conjunction with the Refinancing noted above (the "Amended Subordinated Debt Issuance"). The majority of the cash proceeds generated from the Amended Subordinated Debt Issuance were used to repay at a discount an unsecured subordinated note issued in connection with the acquisition of Axxess Technologies, Inc. on April 7, 2000 (the "Axxess Subordinated Note Repayment").

 CORPORATE REORGANIZATION

On May 16, 2001, the Board of Directors approved a plan of legal reorganization whereby (i) SunSource Technology Services, Inc. ("STS") was formed as a single member limited liability company and a wholly owned subsidiary of the Hillman Group and (ii) Axxess Technologies, Inc. was merged with and into the Hillman Group, collectively, the "2001 Legal Reorganization".

 ACQUISITIONS AND DIVESTITURES

On September 28, 2001, the Company sold substantially all of the assets of STS, its Technology Services business. The sales price aggregated $25.5 million in cash and preferred stock, subject to post-closing adjustments, plus the assumption of certain liabilities by the buyer.

In December 2000, the Board approved a plan to liquidate the Company's investment in SunSource Integrated Services de Mexico, SA de CV, the "Mexican Business Segment" which provided comprehensive inventory management services of maintenance and repair materials to large manufacturing plants in Mexico. The Company recorded a pre-tax loss on liquidation of approximately $4.6 million representing non-cash charges for accumulated translation losses, the write-down of inventories and other assets, and other liquidation-related costs. The liquidation process was substantially completed as of June 30, 2001. On August 3, 2001, STS distributed its common stock investment in the Mexican Business Segment to the Hillman Group to segregate the STS Business from the remaining business interests of SunSource. No additional loss on disposal was recorded for the twelve months ended December 31, 2001.

On November 3, 2000, the Company purchased inventory and other assets of the Sharon-Philstone division of Pawtucket Fasteners, L.P. of Rhode Island, distributors of fasteners to the retail hardware marketplace with annual sales of approximately $14 million for the twelve months ended prior to the acquisition. The purchase price was $6.9 million for inventory and other assets including certain post-closing adjustments.

On April 13, 2000, the Company sold substantially all of the assets of Harding Glass, Inc. ("Harding") for a cash purchase price of $30.6 million plus the assumption by the buyer of certain liabilities aggregating $12.7 million, subject to certain post-closing adjustments. Proceeds from the sale of Harding were used to repay the Company's outstanding debt. Harding sales aggregated $28.0 million from January 1, 2000 through April 12, 2000. Since December 1999, Harding has been accounted for as a discontinued operation and, accordingly, its results of operations were segregated from results of the Company's ongoing businesses including restatement of prior periods presented. Through December 31, 2000, the Company had recorded a loss on the discontinued Harding segment of $22.0 million in the aggregate, net of tax benefits. No additional loss on disposal was recorded for the twelve months ended December 31, 2001.

On April 7, 2000, the Company acquired Axxess Technologies, Inc. ("Axxess" or "Axxess Technologies"), a Tempe, Arizona manufacturer of key duplication and identification systems. The transaction was structured as a purchase of 100% of the stock of the privately held company and repayment of outstanding Axxess debt in exchange for $87 million in cash and $23 million in subordinated notes. Axxess' sales aggregated $19.4 million for the three months ended March 31, 2000. Axxess' results of operations are included in the results of the Hillman Group from the date of acquisition. On June 1, 2001, Axxess merged with and into the Hillman Group in conjunction with the 2001 Legal Reorganization noted above with the Hillman Group being the surviving entity in the merger.

On March 2, 2000, the Company contributed the interests in its Kar Products, Inc. and A & H Bolt & Nut Company Limited operations (collectively, the Kar business), to a newly-formed partnership affiliated with Glencoe Capital, L.L.C.("Glencoe"). Glencoe contributed cash equity to the new partnership, GC-Sun Holdings L.P. ("G-C"). The Company received $105 million in cash proceeds from the transaction through repayment of assumed debt by G-C and retained minority ownership in G-C. Affiliates of Glencoe hold the controlling interest in G-C. The Company recorded a pre-tax gain on the transaction of approximately $49.1 million in the first quarter of 2000. On January 4, 2002 G-C provided the Company notice that it intends to exercise its call right to purchase the Company's partnership interest as a result of the Merger Transaction with Allied Capital. Hillman is expected to continue to have a debt investment in Kar Products upon settlement of G-C's call right.

On October 4, 2000, SunSource's Kar Products affiliate, through the partnership formed with Glencoe Capital, acquired all of the outstanding stock of Brampton Fastener Co. Limited, d/b/a Brafasco, a supplier of maintenance and repair products to industrial customers based in Toronto, Canada. Brafasco had sales of $28.5 million ($CDN) for the year ended December 31, 2000.

On July 1, 1999, the Company sold the assets of its Integrated Supply fastener business serving original equipment manufacturers ("OEM") for cash consideration, net of expenses, of approximately $9.2 million subject to certain post-closing adjustments plus the assumption of certain liabilities. The Company recorded an after-tax gain on the sale in the amount of $0.4 million. Sales from the OEM fastener business aggregated $11.0 million for the six months ended June 30, 1999.

RESTRUCTURING CHARGES AND ASSET WRITE-DOWNS

In the second quarter of 1999, the Company recorded restructuring charges and asset write-downs aggregating $10.2 million. These non-recurring charges and write-downs were a result of the Company's plan to reposition Technology Services ("STS") and Kar Products, write-down key machines at the Hillman Group, and realign corporate overhead expenses (collectively, the "1999 Restructuring Plan"). The Company completed the 1999 Restructuring Plan during the fourth quarter of 1999.

The Technology Services charges and write-downs aggregated $5.4 million including termination benefits of $2.8 million, an inventory write-down of $2.1 million, and other exit costs of $0.5 million. STS terminated 94 employees as a result of the 1999 Restructuring Plan.

The Kar Products charge amounted to $1.0 million, comprised solely of termination benefits. Kar Products terminated 10 employees as a result of the 1999 Restructuring Plan.

The Hillman Group's asset write-down was $3.3 million which was primarily the result of Hillman's decision not to seek recovery of key machines from retailers. The write-down represented the remaining net book value of key machines capitalized as of June 30, 1999.

The Corporate Headquarters component of the restructuring charge was comprised of other exit costs of $0.4 million and termination benefits of $0.1 million.

See Note 1, Basis of Presentation, of Notes To Consolidated Financial Statements for the accounting recognition of the restructuring charges.

Results of Operations

Segment Sales and Profitability for each of the Three Years Ended December 31, 2001

                             (dollars in thousands)

                                                   December 31, 2001 (a)         December 31, 2000             December 31, 1999
                                                                    % OF                        % OF                          % OF
Sales                                               AMOUNT         TOTAL         AMOUNT        TOTAL          AMOUNT         TOTAL
-----                                            -------------   ----------   -------------  ----------    --------------  ---------
Hillman Group- Ongoing Operations (b)                $248,786       100.0%       $ 210,938      100.0%         $ 151,884      100.0%
Technology Services (c)                               152,561                      228,730                       250,394
Expediter Segment (d)                                       -                       22,122                       124,724
Integrated Supply - sold business
 and terminated contracts (e)                               -                        1,048                        16,275
                                                 -------------                -------------                --------------
Consolidated Net Sales                               $401,347                    $ 462,838                     $ 543,277
                                                 =============                =============                ==============

                                                                    % OF                        % OF                          % OF
Gross Profit                                                       SALES                       SALES                         SALES
------------                                                     ----------                  ----------                    ---------
Hillman Group- Ongoing Operations (b)                $140,983        56.7%       $ 117,295       55.6%          $ 81,045       53.4%
Technology Services (c)                                37,023                       52,313                        58,551
Expediter Segment (d)                                       -                       15,052                        86,204
Integrated Supply - sold business
 and terminated contracts (e)                               -                            -                         2,484
                                                 -------------                -------------                --------------
 Consolidated Gross Profit
 before inventory write-down                          178,006                      184,660                       228,284
Inventory write-down                                        -                            -                       (2,130)
                                                 -------------                -------------                --------------
 Consolidated Gross Profit                           $178,006                    $ 184,660                     $ 226,154
                                                 =============                =============                ==============
EBITDA (h)

Hillman Group (b)                                     $45,374        18.2%        $ 34,053       16.1%          $ 15,816       10.4%
Corporate expenses                                    (5,193)       (2.1%)         (8,956)      (4.2%)           (9,161)      (6.0%)
                                                 -------------                -------------                --------------
 Consolidated EBITDA -
 ongoing operations                                    40,181        16.2%          25,097       11.9%             6,655        4.4%
Technology Services (c)                               (1,205)                      (6,652)                      (11,800)
Expediter Segment (d)                                       -                        2,823                        18,965
Integrated Supply - sold business
 and terminated contracts (e)                               -                            -                       (2,125)
Equity in Earnings of
 Expediter Segment (f)                                  (105)                        2,438                             -
Gain (loss) on curtailment/termination
of pension plans (g)                                        -                      (4,279)                         5,608
Restructuring charges                                       -                            -                      (10,248)
                                                 -------------                -------------                --------------
 Consolidated EBITDA                                  $38,871                     $ 19,427                       $ 7,055
                                                 =============                =============                ==============

(a) For the purpose of comparing the Company's results of operations for each of the three years ended December 31, 2001, the results of the Predecessor Operations for the nine months ended September 30, 2001 have been combined with the results of the Successor Operations for the three months ended December 31, 2001.

(b) Includes sales, gross profit and EBITDA from Axxess Technologies, Inc. since its acquisition on April 7, 2000 and Sharon-Philstone since its acquisition on November 3, 2000.

(c) Represents sales, gross profit and EBITDA from the Company's SunSource Technology Services business until its sale on September 28, 2001.

(d) Represents sales, gross profit and EBITDA from the Company's Kar Products, Inc. and A & H Bolt & Nut Company Limited business (collectively, the "Expediter Segment") until its contribution on March 2, 2000 to a newly formed partnership affiliated with Glencoe Capital L.L.C.

(e) Represents sales, gross profit and EBITDA from the OEM Fastener Business, for the six months ended June 30, 1999 (sold on July 1, 1999) and contracts terminated in 1999 and 2000.

(f) Represents Equity in Earnings from the Contributed Expediter Segment since March 2, 2000.

(g) Represents non-recurring income (expense) as a result of the merger and termination of the Company's defined benefit plans in 2000 and the curtailment of benefits related to such plans in 1999.

(h) "EBITDA" is defined as earnings before interest, taxes, depreciation and amortization.

The comparison of operating results for the periods presented below reflect on-going operations only (the Hillman Group including the acquisition of Axxess Technologies and Sharon-Philstone on a purchase accounting basis and Corporate Expenses). Excluded from this discussion are divestitures and non-recurring items as identified on the preceding Segment Sales and Profitability Schedule.

YEARS ENDED DECEMBER 31, 2001 AND 2000

Net sales from the Hillman Group from ongoing operations increased $37.9 million in 2001 to $248.8 million from $210.9 million in 2000 primarily as a result of the acquisition of Axxess and Sharon-Philstone, and strong sales from national accounts. On a pro forma basis including Axxess, the Hillman Group's sales increased 8.0% in 2001 over the prior year period.

The sales backlog in the Hillman Group was $1.6 million as of December 31, 2001, compared with $1.3 million at December 31, 2000.

The Hillman Group's gross margin was 56.7% in 2001 compared with 55.6% in 2000. On a comparable basis, including Axxess for the full year 2000, the gross margin was 55.8% in 2000. Gross margin improved 0.9% in the comparison period as a result of higher margin sales of keys and identification items related to the acquisition of Axxess, price increases for certain fastener products and productivity gains in the various manufacturing operations.

The Company's Selling, General and Administrative Expenses for the full year 2000 ("S,G&A") from ongoing operations on a comparable basis, including Axxess increased $0.8 million from $99.6 million in 2000 to $100.4 million in 2001. Selling expenses on a comparable basis, including Axxess for the full year 2000, increased $2.7 million primarily as a result of conversion costs associated with the Hillman Group's purchase of inventory and other assets of Sharon-Philstone. Warehouse and delivery expenses on a comparable basis, including Axxess for the full year 2000, increased by $0.6 million. Higher labor costs from new business and increased rent expense from a new facility offset reduced property taxes at the Hillman Group. General and administrative expenses on a comparable basis, including Axxess for the full year 2000, decreased by $2.5 million primarily as a result of reduced corporate expenses offset by performance bonuses related to the acquisition of Axxess.

Total S,G&A expenses from ongoing operations on a comparable basis, including Axxess for the full year 2000, as a percentage of sales compared with prior year are as follows:

                                                             YEARS ENDED DECEMBER 31,
                                                             ------------------------
         AS OF A % OF SALES                                  2001             2000
         ------------------                                  ----             ----
         Selling Expenses                                    20.2%            20.5%
         Warehouse and Delivery Expenses                     10.5%            11.1%
         General and Administrative Expenses                  9.7%            11.6%
                                                             -----            -----
                  Total S,G&A Expenses                       40.4%            43.2%
                                                             =====            =====

EBITDA from ongoing operations for 2001 was $40.2 million including Axxess and corporate expenses compared with $29.1 million on a pro forma basis for the year 2000 or an increase of 38.1%.

The Company's operating profit margin from ongoing operations (EBITDA as a percentage of sales) after corporate expenses increased to 16.2% in 2001 compared with 12.6% in 2000 on a pro forma basis as a result of the acquisition of Axxess and operational efficiencies.

Depreciation expense from ongoing operations increased $3.8 million to $11.0 million in 2001 from $7.2 million in 2000 primarily as a result of the acquisition of Axxess.

Amortization expense from ongoing operations increased $1.3 million to $4.0 million primarily as a result of the acquisition of Axxess, Sharon-Philstone and the Merger Transaction.

Interest expense, net for ongoing operations increased $1.6 million in 2001 from $11.1 million in 2000, primarily as a result of additional interest and related amortization of deferred financing fees in connection with the Company's December 2000 issuance of $30.0 million of unsecured subordinated notes.

The Company has recorded a management fee charge of $0.25 million on the Successor's Statement of Operations for the three months ended December 31, 2001. In connection with the Merger Transaction, the Company is obligated to pay management fees to a subsidiary of Allied Capital for management services rendered in the amount of $0.25 million for calendar year 2001 and $1.8 million for each calendar year thereafter. Payment of management fees are due annually after delivery of the Company's annual audited financial statements to the Board of Directors of the Company.

The Company pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.2 million per annum in the aggregate. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. For the years ended December 31, 2001 and 2000, the Company paid $12.2 million in interest on the Junior Subordinated Debentures, equivalent to the amounts distributed by the Trust on the Trust Preferred Securities.

See Note 6, Income Taxes of Notes To Consolidated Financial Statements of the Company for the three years ended December 31, 2001, for income taxes and disclosures related to 2001 and 2000 income tax events.

YEARS ENDED DECEMBER 31, 2000 AND 1999

Net sales from the Hillman Group's ongoing operations increased $59.1 million or 38.9% in 2000 to $210.9 million from $151.9 million in 1999 primarily due to the acquisition of Axxess in early April 2000. Excluding Axxess, Hillman's sales decreased 1.8% in 2000 over the prior year level as a result of the softening economy affecting the retail sector during the second half of 2000.

The sales backlog in the Hillman Group was $1.3 million as of December 31, 2000, compared with $0.6 million at December 31, 1999, primarily as a result of increased sales volume.

The gross margin from ongoing operations was 55.6% in 2000 compared with 53.4% in 1999 as a result of higher margin sales of keys, and identification items related to the acquisition of Axxess. Excluding Axxess, the Hillman Group's gross margin was 54.6% for the twelve months ended December 31, 2000.

The Company's S,G,& A expenses from ongoing operations excluding Axxess, decreased $2.1 million from $74.8 million in 1999 to $72.7 million in 2000. Selling expenses on a comparable basis including Axxess decreased $2.2 million primarily as a result of reduced sales commissions in the existing Hillman Group's business. Warehouse and delivery expenses decreased $0.4 million as a result primarily of lower freight and consulting costs excluding Axxess for the Hillman Group. General and administrative expenses on a comparable basis increased by $0.3 million as a result of increased bad debt and health and welfare costs for the Hillman Group offset by reduced corporate overhead expenses.

S,G&A expenses from ongoing operations as a percentage of sales compared with 1999, excluding Axxess are as follows:

                                                       YEARS ENDED DECEMBER 31,
                                                   -------------------------------
                                                   2000                       1999
                                                   ----                       ----
         Selling Expenses                          21.4%                      22.4%
         Warehouse and Delivery Expenses           14.7%                      14.6%
         General and Administrative Expenses       12.7%                      12.3%
                                                  ------                      -----
                  Total S,G&A Expenses             48.8%                      49.3%
                                                   =====                      =====

EBITDA from ongoing operations for the year ended December 31, 2000, was $25.1 million compared with EBITDA from ongoing operations of $6.7 million in 1999 reflecting the inclusion of the acquisition of Axxess Technologies since April 2000. Excluding Axxess, EBITDA from ongoing operations increased $2.2 million or 33.4% over the prior year comparable level. See Segment Sales and Profitability schedule for the components of EBITDA from ongoing operations for years 2000 and 1999.

The Company's consolidated operating profit margin (EBITDA as a percentage of sales) from ongoing operations increased to 11.9% in 2000 compared with a 4.4% operating profit margin in 1999 primarily as a result of the acquisition of Axxess and operational efficiencies. Excluding the Axxess acquisition, the Hillman Group's operating profit margin before corporate expenses was 12.0% in 2000.

Interest expense, net for ongoing operations increased $1.5 million in 2000 from $9.6 million in 1999 due primarily to the acquisition of Axxess and amortization of deferred financing fees related to refinancing of the Company's debt structure since December 1999.

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

See Note 6, Income Taxes, of Notes To Consolidated Financial Statements of the Company for the three years ended December 31, 2001, for income taxes and disclosures related to 2000 and 1999 income tax events.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position of $2.1 million as of December 31, 2001, decreased $0.8 million from the balance at December 31, 2000, as follows: Cash provided from operations of $7.7 million and cash provided by financing activities of $2.4 million less cash used for investing activities of $10.9 million. Please reference the Consolidated Statements of Cash flow of the Predecessor for the nine months ended September 30, 2001 and of the Successor for the three months ended December 31, 2001.

The Company's working capital position (excluding cash and cash equivalents, restricted cash, and restricted investments) of $48.3 million as of December 31, 2001, represents a decrease of $20.4 million from the December 31, 2000 level of $68.7 million as follows (dollars in thousands):

Reinvestment in working capital                                                         $  13,624
Disposition of STS's working capital                                                      (28,174)
Decrease in current deferred tax assets and liabilities                                    (4,784)
Other items, net                                                                           (1,074)
                                                                                        ----------

Net decrease in working capital for the year ended December 31, 2001                    $ (20,408)
                                                                                        ==========

The Company's current ratio (excluding the items noted above) increased to 2.1x at December 31, 2001 from 1.9x at December 31, 2000.

The Company's contractual obligations in thousands of dollars as of December 31, 2001 are summarized below:

                                                                               PAYMENTS DUE
                                                                       --------------------------
                                                                       LESS THAN                  1 TO 3
CONTRACTUAL OBLIGATIONS                              TOTAL             ONE YEAR                    YEARS
-----------------------                              -----             --------                    -----
Guaranteed Preferred Beneficial
 Interests in the Company's Junior
 Subordinated Debentures                           $105,446           $      --                 $      --
Long Term Senior Term Loans                          54,125               3,813                     9,500
Bank Revolving Credit Facility                       50,312                  --                        --
Long Term Unsecured Subordinated Notes               40,240                  --                        --
Operating Leases                                     27,532               6,212                     8,589
Deferred Compensation Obligations                     8,649               1,187                     2,375
Capital Lease Obligations                               394                  99                       137
Other Long Term Obligations                           8,322               1,730                     2,753
                                                   --------           ---------                 ---------
         Total Contractual Cash
          Obligations                              $295,020           $  13,041                 $  23,354
                                                   ========           =========                 =========

All of the obligations noted above are reflected on the Company's Consolidated Balance Sheet as of December 31, 2001, except for the Operating Leases. See Notes To Consolidated Financial Statements as of and for the Three Years Ended December 31, 2001 for additional information. Please reference Note 17, Commitments and Contingencies, for off-balance sheet obligations regarding outstanding letters of credit for certain insurance programs and contingent divestiture obligations aggregating $5.2 million and guaranteed lease obligations in the amount of $0.1 million.

As of December 31, 2001, the Company had $10.7 million available under its senior secured credit facilities. The Company had approximately $88.5 million of outstanding debt at December 31, 2001, consisting of $54.1 million in term loans, $34.1 million in revolving credit borrowings and $0.3 million in capitalized lease obligations. The term loans consisted of a $34.9 million Term B Loan (the "Term Loan B") currently at a three (3) month LIBOR rate of 6.19% and a $19.2 million Term A loan (the "Term Loan A") currently at a three (3) month LIBOR rate of 5.69%. The revolver borrowings (the "Revolver") consist of $30.0 million currently at a six (6) month LIBOR rate of 5.63% and $4.1 million at an effective rate of 6.75%. The capitalized lease obligations were at various interest rates.

On September 28, 2001, the Company refinanced its $115 million bank revolving credit and $21.5 million term loan with $105 million in senior secured credit facilities. The new financing consists of a Revolver, Term Loan A, and Term Loan
B. The Revolver and Term Loan A have a five-year term and Term Loan B has a seven-year term. The credit facility provides Hillman with adequate funds for working capital and other corporate requirements.

In accordance with the Company's senior credit agreement, Hillman must maintain its fixed charge coverage at all times in excess of 1.05x through December 31, 2002 and 1.10x thereafter to continue monthly distributions on its Trust Preferred Securities ($1.0 million per month). Hillman's fixed charge coverage was 1.30x for the twelve month period ended December 31, 2001. The fixed charge test measures adjusted EBITDA less capital expenditures over cash interest expense, Trust Preferred Security distributions, scheduled senior debt repayments and other fixed charge items.

On September 28, 2001, the Company sold substantially all of the assets of Technology Services, including its Canadian operation for a sales price of $25.5 million in cash and preferred stock plus the assumption of certain liabilities by the buyer, subject to certain post-closing adjustments. The cash proceeds from the sale of SunSource Technology Services were distributed to Allied Capital and others including certain members of management, who are the remaining shareholders of the Company.

Interest on the Amended Subordinated Debt Issuance of $40 million to Allied Capital which matures September 29, 2009 is at a fixed rate of 18.0% per annum, with cash interest payments being required on a quarterly basis at a fixed rate of 13.5% commencing November 15, 2001. The outstanding principal balance of the Amended Subordinated Debt Issuance shall be increased on a quarterly basis at the remaining 4.5% fixed rate (the "PIK Amount"). All of the PIK Amounts are due on the fifth anniversary of the Amended Subordinated Debt Issuance. The additional cash proceeds generated of $10 million were used primarily for the Axxess Subordinated Note Repayment which had a balance of approximately $8.8 million on September 28, 2001. See Financing Arrangements discussed earlier herein.

As of December 31, 2001, the Company's total debt (including distributions payable) as a percentage of its consolidated capitalization (total debt, Trust Preferred Securities and stockholders' equity) was approximately 45.3% compared with 45.0% at December 31, 2000. The Company's consolidated capitalization (including distributions payable) as of December 31, 2001, was approximately $284.3 million compared to $231.9 million at December 31, 2000.

The Company spent $12.8 million for capital expenditures in 2001, primarily for key duplication machines and machinery and equipment. In addition, the Company has spent $2.2 million in 2001 for materials and supplies and component parts for construction in process of key duplication machines.

The Company has deferred tax assets aggregating $34.6 million and deferred tax liabilities of $4.6 million as of December 31, 2001, as determined in accordance with Statement of Financial Accounting Standards ("SFAS") 109. Management believes that the Company's deferred tax assets will be realized through the reversal of existing temporary differences between the financial statement and tax bases, as well as through future taxable income.

INFLATION

Inflation in recent years has had a modest impact on the operations of the Company. Continued inflation, over a period of years at higher than current rates, would result in significant increases in inventory costs and operating expenses. However, such higher cost of sales and operating expenses can generally be offset by increases in selling prices, although the ability of the Company to raise prices is dependent on competitive market conditions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's accounting policies are more fully described in Note 2, Summary of Significant Accounting Policies, of Notes To Consolidated Financial Statements. As disclosed in Note 2, Summary of Significant Accounting Policies, of Notes To Consolidated Financial Statements, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the consolidated financial statements.

The most significant accounting estimates inherent in the preparation of the Company's consolidated financial statements include estimates associated with its evaluation of the recoverability of goodwill as well as those used in the determination of liabilities related to insurance programs, litigation, discontinued operations, taxation, restructuring, and environmental matters. In addition, significant estimates form the basis for the Company's reserves with respect to sales and pricing allowances, collectibility of accounts receivable, inventory valuations, post-retirement benefits, post-employment benefits, and certain benefits provided to current employees. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial techniques. The Company constantly re-evaluates these significant factors and makes adjustments where facts and circumstances dictate. Specific factors are as follows: recoverability of goodwill is based on discounted future cash flows; litigation and environmental matters are based on projections provided by legal counsel; insurance programs and post-retirement benefits are actuarily determined; discontinued operations and restructuring charges are based on expected termination costs; deferred taxes are based on the Company's projections of future taxable income; sales and returns and allowances are based on historical activity and customer contracts; accounts receivable reserves are based on doubtful accounts and aging of outstanding balances; inventory reserves are based on expected obsolescence and excess inventory levels; and post-employment and other employee benefits are based on benefit plan requirements and severance agreements. Historically, actual results have not significantly deviated from those determined using the estimates described above.

The Company believes that its critical accounting policies described in Note 2, Summary of Significant Accounting Policies of Notes To Consolidated Financial Statements affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. Please reference Note 1, Basis of Presentation, of Notes To Consolidated Financial Statements for additional related information.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("the FASB") issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 established accounting and reporting standards for derivative financial instruments and hedging activities, and requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. In June 1999, the FASB issued SFAS 137, which deferred the implementation of SFAS 133. The Company adopted SFAS 133 during the first quarter of 2001. The adoption of SFAS 133 has not had a material impact on the Company's financial position and results of operations because the Company generally does not engage in derivative transactions.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" ("FAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 requires that all business combinations be accounted for under the purchase method and provides that the use of the pooling-of-interests method is prohibited for business combinations initiated after June 30, 2001. FAS 141 also establishes criteria for the separate recognition of intangible assets acquired in a business combination. FAS 142 requires that goodwill no longer be amortized to earnings, but instead be subject to periodic testing for impairment. FAS 142 is effective for fiscal years beginning after December 15, 2001, with earlier application permitted only in specified circumstances. Management is currently evaluating the expected impact of FAS 142 but does not anticipate a material impact on the Company's financial position and results of operations.

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

FAS 144 supersedes FAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. FAS 144 was necessary to resolve significant implementation issues related to SFAS 121. Although the proposed statement supercedes FAS No. 121, it retains the fundamental measurement provisions for assets that are to be disposed of by sale. Additionally, FAS 144 retains the basic provisions of APB 30 for the presentation of discontinued operations in the income statement but broadens that presentation to include a component of an entity, rather than a segment of a business. The provisions of FAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Management is currently evaluating the expected impact of FAS 144 but does not anticipate a material impact on the Company's financial position and results of operations.

FORWARD LOOKING STATEMENTS

Certain disclosures related to the Merger Transaction, financing arrangements, and acquisitions and divestitures contained in this report involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements on our current expectations, assumptions and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Actual results could differ materially from those currently anticipated as a result of a number of factors, including the risks and uncertainties discussed under captions "Risk Factors" set forth in Item 1 of this Form 10-K. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements.

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

     ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES

                                                                                         Page
REPORT OF INDEPENDENT ACCOUNTANTS                                                         28

FINANCIAL STATEMENTS:

Consolidated Balance Sheets, December 31, 2001 and 2000                                   29

Consolidated Statements of Operations for the Three Months Ended December 31,
  2001, Nine Months ended September 30, 2001, and Years ended December 31, 2000
  and 1999                                                                                30

Consolidated Statements of Cash Flows for the Three Months Ended December 31,
  2001, Nine Months ended September 30, 2001, and Years ended December 31, 2000
  and 1999                                                                                31

Consolidated Statements of Changes in Stockholders'
  Equity for the Three Months Ended December 31, 2001,
  Nine Months ended September 30, 2001, and
  Year ended December 31, 2000                                                            32

Notes To Consolidated Financial Statements                                             33-59

FINANCIAL STATEMENT SCHEDULES:

Valuation Accounts                                                                        60

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders'
The Hillman Companies, Inc.


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of the Hillman Companies, Inc. (formerly SunSource Inc.) at December 31, 2001 and
2000, and the results of their operations and their cash flows for the three-month period ended December 31, 2001, the nine-month period ended September 30, 2001 and the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
February 15, 2002

                                                                         Successor                       Predecessor
                                                                  -------------------------        ------------------------
                                                                        December 31,                     December 31,
                                                    ASSETS                  2001                             2000
                                                    ------        -------------------------        ------------------------
Current assets:
Cash and cash equivalents                                                           $2,059                           $2,811
Restricted cash                                                                          -                           10,955
Restricted investments                                                               1,187                                -
Accounts receivable, net of
allowance for doubtful accounts of
$537 and $1,400 respectively                                                        28,399                           46,912
Inventories                                                                         49,937                           78,658
Deferred income taxes                                                                9,136                           14,483
Net assets held for sale and liquidation                                               146                            1,767
Other current assets                                                                 5,722                            6,194
                                                                  -------------------------        ------------------------
Total current assets                                                                96,586                          161,780
Property and equipment, net                                                         55,285                           58,314
Goodwill and other intangibles (Net of accumulated
amortization of $1,588 and $14,228, respectively)                                  133,138                           77,949
Deferred income taxes                                                               25,443                           15,118
Restricted investments                                                               7,462                                -
Other investments                                                                   16,185                            1,030
Deferred financing fees                                                              5,536                            5,835
Other assets                                                                         4,929                            2,563
                                                                  -------------------------        ------------------------

Total assets                                                                      $344,564                         $322,589
                                                                  =========================        ========================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
Accounts payable                                                                  $ 17,124                         $ 39,785
Current portion of senior term loans                                                 3,813                              375
Current portion of capitalized lease obligations                                        74                              915
Current portion of unsecured subordinated notes                                          -                            2,677
Notes payable                                                                            -                              624
Dividends / distributions payable                                                        -                            1,019
Accrued expenses:
Salaries and wages                                                                   5,337                            4,307
Income and other taxes                                                               2,014                            2,722
Deferred compensation                                                                1,187                            4,543
Accrued liabilities on discontinued operations                                         810                            2,407
Other accrued expenses                                                              14,617                           19,305
Deferred income tax liability                                                           31                              594
                                                                  -------------------------        ------------------------
Total current liabilities                                                           45,007                           79,273
Long-term senior term loans                                                         50,312                            2,125
Bank revolving credit                                                               34,052                           55,111
Long-term capitalized lease obligations                                                248                              627
Long-term unsecured subordinated notes                                              40,240                           40,960
Deferred compensation                                                                7,462                            7,868
Deferred income tax liability                                                        4,603                            1,629
Other non-current liabilities                                                        7,122                            7,544
                                                                  -------------------------        ------------------------
Total liabilities                                                                  189,046                          195,137
                                                                  -------------------------        ------------------------

Guaranteed preferred beneficial interests in the
 Company's junior subordinated debentures                                          102,104                          114,848
                                                                  -------------------------        ------------------------

Commitments and contingencies (Note 17)

Stockholders' equity:
Preferred stock, $.01 par, 1,000,000 shares
 authorized, none outstanding                                                            -                                -
Common stock, $.01 par, 20,000,000 shares authorized,
 7,138,665 issued and outstanding at December 31, 2001,
 7,352,137 issued and 6,873,037 outstanding at December 31, 2000                        71                               74
Additional paid-in capital                                                          56,252                           22,808
Accumulated deficit                                                                 (2,909)                            (617)
Unearned compensation                                                                    -                             (428)
Accumulated other comprehensive income                                                   -                             (528)
Treasury stock, at cost                                                                  -                           (8,705)
                                                                  -------------------------        ------------------------
Total stockholders' equity                                                          53,414                           12,604
                                                                  -------------------------        ------------------------

Total liabilities and stockholders' equity                                        $344,564                         $322,589
                                                                  =========================        ========================

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
                    (formerly SunSource Inc. and Subsidiaries)
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                              (dollars in thousands)



                                                     Successor                       Predecessor
                                                  ---------------  -----------------------------------------------
                                                    Three months     Nine months
                                                       ended            ended
                                                    December 31,    September 30,      Years ended December 31,
                                                                                       ----------------------
                                                        2001            2001              2000          1999
                                                        ----            ----              ----          -----
Net sales                                           $ 60,040         $341,307          $462,838         $543,277
Cost of sales                                         25,598          197,743           278,178          314,993
Cost of sales - Inventory write-down
related to restructuring (Note 1)                          -                -                 -            2,130
                                                  ----------         --------           -------          -------
 Gross profit                                         34,442          143,564           184,660          226,154
                                                  ----------         --------           -------          -------

Operating expenses:
Selling, general and administrative expenses          25,112          113,443           163,573          217,271
Depreciation                                           3,030            9,593             9,455            4,244
Amortization                                           1,588            2,895             3,369            1,840
                                                  ----------         --------           -------          -------
 Total operating expenses                             29,730          125,931           176,397          223,355
                                                  ----------         --------           -------          -------

Restructuring charges and asset write-down (Note 1)        -                -                 -            8,118
Gain (loss) on curtailment/termination of
defined benefit pension plan (Note 16)                     -                -            (5,204)           5,608
Contribution to defined
contribution plan (Note 16)                                -                -               925                -
Management fee expense                                  (250)               -                 -                -
Other income (expense)                                   173             (398)              181              682
                                                  ----------         --------           -------          -------

 Income from operations                                4,635           17,235             4,165              971
Interest expense, net                                  3,616            9,222            11,286            9,875
Distributions on guaranteed preferred
 beneficial interests                                  3,058            9,174            12,232           12,232
Gain on contribution of subsidiaries (Note 4)              -                -            49,115                -
Equity (loss) in earnings of affiliate (Note 4)       (1,168)           1,063             2,438                -
                                                  ----------         --------           -------         --------
Income (loss) from continuing operations
before income taxes                                   (3,207)             (98)           32,200          (21,136)
Provision (benefit) for income taxes                    (298)           1,229             4,910           (9,815)
                                                  ----------         --------           -------         --------
Income (loss) from continuing operations              (2,909)          (1,327)           27,290          (11,321)
                                                  ----------         --------           -------         --------

Discontinued operations (Note 1)
   Loss from discontinued operations less
applicable income taxes of
($110) and ($873), respectively                            -                -              (109)          (1,981)
Loss on disposal discontinued operations
less applicable income taxes
of ($7,393) in 2000                                        -                -            (2,501)         (23,834)
                                                  ----------         --------           -------         --------
Loss from discontinued operations                          -                -            (2,610)         (25,815)
                                                  ----------         --------           -------         --------

Income (loss) before extraordinary item               (2,909)          (1,327)           24,680          (37,136)

Extraordinary loss from early extinguishment
of debt, less applicable income taxes of
($126) (Note 7)                                            -                -                 -             (235)
                                                  ----------         --------           -------         --------
Net income (loss)                                   $ (2,909)        $ (1,327)         $ 24,680         $(37,371)
                                                  ==========         ========           =======         ========



           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
                   (formerly SunSource Inc. and Subsidiaries)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)




                                                                Successor                    Predecessor
                                                                ---------      ------------------------------------------
                                                                Three months   Nine months
                                                                    ended        ended
                                                                December 31,   September 30,     Years ended December 31,
                                                                                                -------------------------
                                                                    2001          2001         2000       1999
                                                                    -----         ----         ----       -----
Cash flows from operating activities:
Net income (loss)                                                  $(2,909)        $(1,327)    $24,680    $(37,371)
Adjustments to reconcile net income (loss) to net
cash provided by (used for) operating activities:
 Depreciation and amortization                                       4,618          12,488      12,824       6,084
 Restructuring charges and asset write-down                              -               -           -      10,248
 Extraordinary loss                                                      -               -           -         235
 Loss from discontinued segments before taxes                            -               -      10,113      26,688
 Gain on contribution from subsidiaries                                  -               -     (49,115)          -
 Gain on sale of division                                                -               -           -        (365)
 Deferred income tax provision (benefit)                              (298)          1,044      (8,938)     (2,759)
 Loss (gain) on termination/curtailment of pension plans                 -               -       5,204      (5,608)
 Gain on termination of pension plan contributed to
 defined contribution plan                                               -               -        (925)          -
 Loss (equity) in earnings of affiliate                              1,168          (1,063)     (2,438)          -
 Changes in current operating items:

Decrease (increase) in accounts receivable                           7,179         (13,792)      8,455       9,599
Decrease (increase) in inventories                                    (764)          3,964       6,596       1,791
Decrease (increase) in income taxes receivable                           -              27      10,995     (11,022)
Decrease (increase) in other current assets                           (491)           (356)      2,222        (720)
Decrease in accounts payable                                        (3,292)           (185)     (4,866)     (6,701)
Increase (decrease) in other accrued liabilities                     3,163          (3,865)     (4,507)        730
 Other items, net                                                      404           2,013       1,340        (777)
                                                                ----------      -----------------------------------
Net cash provided by (used for) operating activities                 8,778          (1,052)     11,640      (9,948)
                                                                ----------      -----------------------------------
Cash flows from investing activities:
Proceeds from contribution of subsidiaries                               -               -     105,000           -
Costs associated with contribution of subsidiaries                       -               -        (655)          -
Proceeds from sale of subsidiary, net of cash                       18,047               -           -       8,827
Proceeds from sale/liquidation of discontinued operations               40           1,623      30,592           -
Costs associated with sale/liquidation of discontinued operations     (387)         (1,214)     (2,023)          -
Proceeds from sale of property and equipment                            74             718       1,523       5,064
Payment for acquired businesses, net of cash                             -          (5,003)    (88,870)          -
Capital expenditures & construction in process                      (2,796)        (12,179)     (8,345)     (4,730)
Capitalized royalties, licensing & slotting fees                      (554)         (1,172)          -           -
Merger transaction fees                                             (2,503)         (3,112)          -           -
Increase (decrease) in net assets held for sale                          5             (43)       (949)    (17,459)
Other investments                                                   (1,000)              -           -      (1,300)
Other, net                                                            (443)         (1,039)        (68)     (1,349)
                                                                ----------      -----------------------------------
Net cash provided by (used for) investing activities                10,483         (21,421)     36,205     (10,947)
                                                                ----------      -----------------------------------
Cash flows from financing activities:
Borrowings (repayments) of senior term loans, net                   51,875            (250)    (19,000)    (38,500)
Borrowings (repayments) of revolving credit loans, net             (51,142)         30,083     (47,680)     67,791
Borrowings (repayments) of unsecured subordinated notes, net         1,197          (2,785)     20,400           -
Principal payments under capitalized lease obligations                 (62)           (707)       (974)       (300)
Repayment of note issued for purchase of treasury stock             (1,261)              -           -           -
Purchase of treasury stock at cost                                       -               -           -        (325)
Dividends to shareholders                                          (17,718)              -           -      (1,350)
Prepayment penalty                                                  (1,675)              -           -           -
Financing fees                                                      (4,476)              5      (3,303)     (3,522)
Borrowings (repayments) under other credit facilities, net               -            (624)        248        (420)
                                                                ----------      -----------------------------------
Net cash provided by (used for) financing activities               (23,262)         25,722     (50,309)     23,374
                                                                ----------      -----------------------------------
Net increase (decrease) in cash and cash equivalents                (4,001)          3,249      (2,464)      2,479

Cash and cash equivalents at beginning of period                     6,060           2,811       5,275       2,796
                                                                ----------      -----------------------------------
Cash and cash equivalents at end of period                          $2,059          $6,060      $2,811      $5,275
                                                                ==========      ===================================



           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                          Retained
                                                                           Additional     Earnings/
                                                                 Common     Paid-in      (Accumulated     Unearned
                                                                 Stock      Capital        Deficit)      Compensation
                                                                 -----      -------        --------      ------------
Beginning Balance - December 31, 1999 - Predecessor               $72        $21,342       $(25,297)         $(283)
Net income                                                                                   24,680
Change in cumulative foreign
 translation adjustment
Contribution of subsidiaries
Write-off for discontinued operation
Comprehensive income
Issuance of 23,581 shares of common stock
 to certain non-employee directors                                  1            105
Grant of restricted stock                                           1            464                          (465)
Grant of warrants on financing agreement                                         897
Amortization of stock option discount                                                                           80
Amortization of vested portion of
 restricted stock                                                                                              240
                                                   -----------------------------------------------------------------------
Ending Balance - December 31, 2000 - Predecessor                   74         22,808           (617)          (428)
Net loss                                                                                     (1,327)
Issuance of 16,807 shares of common stock
 to certain non-employee directors                                                58
Issuance of 366,804 shares of common stock
 in exchange for warrants and stock options                         3             (3)
Amortization of stock option discount                                                                           55
Amortization of vested portion of
 restricted stock                                                                                               75
Purchase of 121,524 shares of common stock
 for treasury
Cancellation of 600,624 shares of common stock
 in treasury                                                                  (9,966)
                                                   -----------------------------------------------------------------------
Ending Balance - September 30, 2001 - Predecessor                  77         12,897         (1,944)          (298)
Close predecessor's stockholders' equity at merger date           (77)       (12,897)         1,944            298
Issuance of 7,135,125 shares of common stock
 to shareholders                                                   71         73,956
Net loss                                                                                     (2,909)
Issuance of 3,540 shares of common stock
 for the exercise of stock options                                                14
Dividends to shareholders                                                    (17,718)
                                                   -----------------------------------------------------------------------
Ending Balance - December 31, 2001 - Successor                    $71        $56,252        $(2,909)            $-
                                                   =======================================================================



                                                                   Accumulated                             Total
                                                                      Other                            Stockholders'
                                                                  Comprehensive      Treasury              Equity
                                                                   Income (1)          Stock             (Deficit)
                                                                   ----------          -----             ---------
Beginning Balance - December 31, 1999 - Predecessor                $  (4,344)        $ (8,705)            $ (17,215)
Net income                                                                                                   24,680
Change in cumulative foreign
 translation adjustment                                                 (396)                                  (396)
Contribution of subsidiaries                                           1,495                                  1,495
Write-off for discontinued operation                                   2,717                                  2,717
                                                                                                         ----------
Comprehensive income                                                                                         28,496
                                                                                                         ----------
Issuance of 23,581 shares of common stock
 to certain non-employee directors                                                                              106
Grant of restricted stock                                                                                         -
Grant of warrants on financing agreement                                                                        897
Amortization of stock option discount                                                                            80
Amortization of vested portion of
 restricted stock                                                                                               240
                                                         ----------------------------------------------------------
Ending Balance - December 31, 2000 - Predecessor                        (528)          (8,705)               12,604
Net loss                                                                                                     (1,327)
Issuance of 16,807 shares of common stock
 to certain non-employee directors                                                                               58
Issuance of 366,804 shares of common stock
 in exchange for warrants and stock options                                                                       -
Amortization of stock option discount                                                                            55
Amortization of vested portion of
 restricted stock                                                                                                75
Purchase of 121,524 shares of common stock
 for treasury                                                                          (1,261)               (1,261)
Cancellation of 600,624 shares of common stock
 in treasury                                                                            9,966                     -
                                                         ----------------------------------------------------------
Ending Balance - September 30, 2001 - Predecessor                       (528)               -                10,204
Close predecessor's stockholders' equity at merger date                  528                                (10,204)
Issuance of 7,135,125 shares of common stock
 to shareholders                                                                                             74,027
Net loss                                                                                                     (2,909)
Issuance of 3,540 shares of common stock
 for the exercise of stock options                                                                               14
Dividends to shareholders                                                                                   (17,718)
                                                         ----------------------------------------------------------
Ending Balance - December 31, 2001 - Successor                           $ -              $ -               $53,414
                                                         ==========================================================




(1) Cumulative foreign translation adjustment represents the only item of other comprehensive income.

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
                   (FORMERLY SUNSOURCE INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

1. BASIS OF PRESENTATION:

The accompanying financial statements include the consolidated accounts of The Hillman Companies, Inc., formerly SunSource Inc. (the "Company") and its indirect, wholly owned subsidiaries including an investment trust, Hillman Group Capital Trust, formerly SunSource Capital Trust (the "Trust"). All significant intercompany balances and transactions have been eliminated.

On September 26, 2001, SunSource Inc. ("SunSource") was acquired by Allied Capital Corporation ("Allied Capital") pursuant to the terms and conditions of an Agreement and Plan of Merger dated as of June 18, 2001, by and among Allied Capital, Allied Capital Lock Acquisition Corporation and SunSource (the "Merger Transaction"). Certain members of management and other stockholders continued as stockholders of the Company after the merger. The total transaction value was $74,027, consisting of the cash purchase price paid for the outstanding common stock of the Company aggregating $71,494 and management's common shares valued at $2,533. The Company was the surviving entity in the merger and organized as an independently managed, privately held portfolio company of Allied Capital.

The Company's Consolidated Balance Sheet as of December 31, 2000 and its related Statements of Operations, Cash Flows and Changes in Stockholders' Equity for the periods presented prior to September 30, 2001 are referenced herein as the predecessor financial statements (the "Predecessor"or "Predecessor Financial Statements"). The Company's Consolidated Balance Sheet as of December 31, 2001 and its related Statement of Operations, Cash Flow and Changes in Stockholders' Equity for the three months ended December 31, 2001 are referenced herein as the successor financial statements (the "Successor"or "Sucessor Financial Statements"). The Successor Financial Statements include the effects of the Merger Transaction, the Company's debt refinancing and sale of an operating subsidiary completed subsequent to the Merger Transaction (see allocation of the purchase price below and reference Note 4, Acquisitions and Divestitures, for information related to these events). For purposes of these financial statements, the final two business days of operation in September 2001 after the Merger Transaction are presented as part of the Predecessor Financial Statements because the results from these two days are immaterial for separate presentation.

                  THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
                   (FORMERLY SUNSOURCE INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


1.   BASIS OF PRESENTATION, CONTINUED:

The accompanying Successor Financial Statements reflect the allocation of the aggregate purchase price of $74,027 to the assets and liabilities of the Company based on fair values at the date of the merger in accordance with Accounting Principles Board Opinion #16, Accounting for Business Combinations for transactions initiated prior to June 30, 2001. The following table reconciles the fair value of the acquired assets and assumed liabilities to the total purchase price:

         Accounts Receivable                      $  60,704
         Inventory                                   77,082
         Property and equipment                      59,010
         Goodwill                                   113,212
         Intangible assets                           12,924
         Other current assets                        31,322
         Other non-current assets                    37,757
                                                    -------
         Total assets acquired                                       $ 392,011
         Less:
         Liabilities assumed                        215,912
         Guaranteed preferred beneficial
         interests in the Company's
           junior subordinated debentures           102,072
                                                    --------
                  Total assumed liabilities                            317,984
                                                                      --------
                           Total purchase price                      $  74,027
                                                                     =========

The above allocation reflects changes in estimates made to the fair value of the assets and liabilities since the initial valuation of the Merger Transaction in accordance with Statement of Accounting Financial Standards 38 ("FAS 38") which resulted in an increase to goodwill of $5,152 and corresponding adjustments to inventory, property and equipment, other non-current assets and liabilities assumed.

The total liabilities include transaction related costs aggregating $4,875 which were associated with Allied Capital's purchase of the Company and assumed by the Company in accordance with push down accounting.

The following unaudited pro forma consolidated net sales and net loss for the years ended December 31, 2001 and 2000, assume that the acquisition of SunSource, its subsequent refinancing and the acquisitions and dispositions described in Note 4, Acquisitions and Divestitures, were consummated on January 1, 2000:

                                                            2001             2000
                                                         ---------           ----
                  Net Sales                              $248,786          $238,034
                  Net Loss                               $ (4,737)         $ (7,859)


 NATURE OF OPERATIONS:

The Company is one of the largest providers of value-added merchandising services and hardware-related products to retail markets in North America through its wholly-owned subsidiary, The Hillman Group, Inc. (the "Hillman Group"). Also, the Company has minority investments in two affiliates, GC-Sun Holdings, L.P., operating as Kar Products, and STS Operating, Inc., its former SunSource Technology Services subsidiary ("STS" or "Technology Services").

                  THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
                   (FORMERLY SUNSOURCE INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


1.   BASIS OF PRESENTATION, CONTINUED:

NATURE OF OPERATIONS, CONTINUED:

The Hillman Group provides merchandising services and products, such as, fasteners and related hardware items, key duplication equipment, keys and related accessories and identification equipment and items to retail outlets, primarily hardware stores, home centers and mass merchants. Kar Products offers personalized inventory management systems of maintenance, repair and operations ("MRO") products to industrial manufacturing customers and maintenance and repair facilities. STS provides systems, parts and engineering services for hydraulic, pneumatic, electronic and related systems to major industrial concerns throughout the U.S. and Canada.

The Company has over 21,000 customers, the largest of which accounted for slightly less than 12% of net sales in 2001. The average single sale in 2001 was less than six hundred dollars. Sales performance is tied closely to the overall performance of the non-defense-goods producing sector of Gross Domestic Product in the United States.

DISCONTINUED OPERATIONS:

In December 1999, the Company's Board of Directors approved management's plan to dispose of the Company's glass business, Harding Glass, Inc. ("Harding"). In December 2000, the Company's Board of Directors also approved management's plan to liquidate the Company's Integrated Supply - Mexico business (the "Mexican Segment"). Accordingly, Harding and the Mexican Segment have been accounted for as discontinued operations with results of operations segregated from results of the Company's ongoing businesses including restatement of the prior periods presented. On April 13, 2000, the Company consummated the sale of Harding. SunSource substantially completed the liquidation of the Mexican Segment as of June 30, 2001. See Note 4, Acquisitions and Divestitures.

For the year ended December 31, 1999, the Company recorded a loss from Harding's operations of $3,268 less applicable income taxes of $1,080 and an estimated loss on its expected disposal of $23,834 unadjusted for any potential future tax benefits. For the year ended December 31, 2000, the Company recorded an additional loss on disposal of the discontinued Harding segment of $5,322 less an income tax benefit of $7,191. Through December 31, 2000, the Company had recorded a loss on disposal of the discontinued Harding segment of $21,965 in the aggregate, net of tax benefits. No additional loss on disposal of the discontinued Harding segment was recorded during the twelve months ended December 31, 2001.

For the year ended December 31, 1999, the Company recorded income from the Mexican Segment's operations of $414 less applicable income taxes of $207. For the year ended December 31, 2000, the Mexican Segment had a loss from operations of $219 less an income tax benefit of $110. The estimated loss recorded during the year ended December 31, 2000 on the liquidation of the Mexican Segment was $4,572 less an income tax benefit of $202. No additional loss on disposal of the discontinued Mexican Segment was recorded during the twelve months ended December 31, 2001.

                  THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
                   (FORMERLY SUNSOURCE INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


1.   BASIS OF PRESENTATION, CONTINUED:

DISCONTINUED OPERATIONS, CONTINUED:

Following is summary financial information for the Company's discontinued Harding and Mexican Segment operations:

                                                             2000                1999
                                                             ----                ----
INCOME (LOSS) FROM
 DISCONTINUED OPERATIONS:
     Harding                                            $     --           $  (2,188)
     Mexican Segment                                        (109)                207
                                                        --------           ---------
   Total income (loss)
    from discontinued operations                        $   (109)          $  (1,981)
                                                        =========          ==========
INCOME (LOSS) ON DISPOSAL OF
 DISCONTINUED OPERATIONS:
   Harding                                              $  1,869           $ (23,834)
   Mexican Segment                                        (4,370)                 --
                                                        ---------          ----------
Total income (loss) on disposal
 of discontinued operations                             $ (2,501)          $ (23,834)
                                                        ---------          ----------



TOTAL INCOME (LOSS) FROM
   DISCONTINUED OPERATIONS:
    Harding                                             $  1,869           $ (26,022)
    Mexican Segment                                       (4,479)                207
                                                        --------           ---------
Total income (loss)
 from discontinued operations                           $ (2,610)          $ (25,815)
                                                        =========          ==========

As of December 31, 2001 and 2000, the Company had net assets held for sale of the discontinued operations of $146 and $1,767, respectively, consisting of receivables, prepaid assets, and property and equipment, and accrued liabilities of $810 and $2,407, respectively, reserved for the loss on disposal of the discontinued segments.

                  THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
                   (FORMERLY SUNSOURCE INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


1.   BASIS OF PRESENTATION, CONTINUED:

1999 RESTRUCTURING CHARGES AND ASSET WRITE-DOWNS:

On June 29, 1999, the Board of Directors of the Company approved management's restructuring plan to reposition STS and Kar Products, write-down impaired assets at the Hillman Group, and realign corporate overhead expenses. As a result of this plan, the Company recorded a restructuring charge of $10,248.

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

As of December 31, 2000, the Company's balance sheet included $295 in other accrued expenses which were primarily associated with the remaining termination benefits at STS. On September 28, 2001, the Company sold substantially all of the assets of STS (see Note 4, Acquisitions and Divestitures) which included $38 of these termination benefits assumed by the buyer of STS.

                  THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
                   (FORMERLY SUNSOURCE INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

CASH EQUIVALENTS:

Cash equivalents consist of commercial paper, U.S. Treasury obligations and other liquid securities purchased with initial maturities less than 90 days and are stated at cost which approximates market value.

RESTRICTED CASH:

Restricted cash represents cash received as a result of the surrender of life insurance policies by the Company on December 29, 2000 and held in a Rabbi Trust to fund deferred compensation liabilities due to the Company's employees (see
Note 13, Deferred Compensation Plans).

RESTRICTED INVESTMENTS:

Restricted investments represent assets held in a Rabbi Trust to fund deferred compensation liabilities due to the Company's employees. These assets were transferred from the restricted cash account noted above in January 2001 (see
Note 13, Deferred Compensation Plans).

INVENTORIES:

Inventories consisting predominantly of finished goods are valued at the lower of cost or market, cost being determined principally on the first-in, first-out method.

PROPERTY AND EQUIPMENT:

Property and equipment, including assets acquired under capital leases, are carried at cost and include expenditures for new facilities and major renewals. Maintenance and repairs are charged to expense as incurred. When assets are sold or otherwise disposed of the cost and related accumulated depreciation are removed from their respective accounts, and the resulting gain or loss is reflected in current operations.

DEPRECIATION:

For financial accounting purposes, depreciation, including that related to plant and equipment acquired under capital leases, is computed on the straight-line method over the estimated useful lives of the assets, generally three to ten years, or, if shorter, over the terms of the related leases.

GOODWILL AND OTHER INTANGIBLE ASSETS:

For the Predecessor Financial Statements, goodwill related to the excess of acquisition cost over the fair value of net assets acquired in the acquisition of Axxess Technologies, Inc. ("Axxess") and the purchase of inventory and other assets of the Sharon-Philstone division of Pawtucket Fasteners, L.P. ("Sharon-Philstone") discussed in Note 4, Acquisitions and Divestitures, is amortized on a straight-line basis over twenty-five years. All other goodwill for the Predecessor Financial Statements is amortized on a straight-line basis over forty years. For the Successor Financial Statements, all goodwill is amortized on a straight-line basis over twenty-five years. Other intangible assets arising principally from acquisitions are amortized on a straight-line basis over periods ranging from three to twenty-five years.

                  THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
                   (FORMERLY SUNSOURCE INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

LONG-LIVED ASSETS:

Under the provisions of Statement of Financial Accounting Standard ("SFAS") 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company has evaluated its long-lived assets and certain identifiable intangibles including goodwill for financial impairment and will continue to evaluate them based on the estimated undiscounted future cash flows as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. See Note 1, Basis of Presentation--Restructuring Charges and Asset Write-downs, for information on the write-down of assets related to the Hillman Group's key machines.

INCOME TAXES:

Deferred income taxes are computed using the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities (temporary differences) and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. See Note 6, Income Taxes.

RETIREMENT BENEFITS:

Certain employees of the Predecessor and Successor are covered under profit-sharing retirement plans ("defined contribution plans") for which contributions are determined on an annual basis in accordance with the requirements of each plan. Certain employees of the Predecessor were covered under post-retirement benefit plans for which benefits were determined in accordance with the requirements of each plan. See Note 16, Retirement Benefits.

REVENUE RECOGNITION:

Revenue from sales of products is recorded upon the passing of title and risks of ownership which usually occurs upon the shipment of goods.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

Cash, accounts receivable, short-term borrowings, accounts payable, accrued liabilities and bank revolving credit are reflected in the consolidated financial statements at fair value due to short-term maturity or revolving nature of these instruments. The fair values of the Company's debt instruments are disclosed in Note 11, Long-Term Debt. The fair value of the Trust Preferred Securities is disclosed in Note 14, Guaranteed Preferred Beneficial Interests in the Company's Junior Subordinated Debentures.

TRANSLATION OF FOREIGN CURRENCIES:

For the Predecessor Financial Statements, the translation of applicable foreign-currency-based financial statements into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. The translation of foreign currency transactions is not applicable to the Successor Financial Statements as a result of the sale of STS.

Exchange adjustments resulting from foreign currency transactions are recognized in net income in the Predecessor Statements of Operations and were immaterial for the two years ended December 31, 2000 and the nine months ended September 30, 2001.

                  THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
                   (FORMERLY SUNSOURCE INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

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

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" ("FAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 requires that all business combinations be accounted for under the purchase method and provides that the use of the pooling-of-interests method is prohibited for business combinations initiated after June 30, 2001. FAS 141 also establishes criteria for the separate recognition of intangible assets acquired in a business combination. FAS 142 requires that goodwill no longer be amortized to earnings, but instead be subject to periodic testing for impairment. FAS 142 is effective for fiscal years beginning after December 15, 2001, with earlier application permitted only in specified circumstances. Management is currently evaluating the expected impact of FAS 141 and FAS 142 but does not anticipate a material impact on the Company's financial position and results of operations.

At the end of June 2001, the FASB issued FASB Statement No. 143, Accounting for Asset Retirement Obligations. FAS 143 requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. FAS 143 is effective for financial statements for fiscal years beginning after June 15, 2002. Management is currently evaluating the expected impact of FAS 143.

                  THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
                   (FORMERLY SUNSOURCE INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


3.   RECENT ACCOUNTING PRONOUNCEMENTS, CONTINUED:

FAS 144 supersedes FAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. FAS 144 was necessary to resolve significant implementation issues related to SFAS 121. Although the proposed statement supercedes FAS No. 121, it retains the fundamental measurement provisions for assets that are to be disposed of by sale. Additionally, FAS 144 retains the basic provisions of APB 30 for the presentation of discontinued operations in the income statements but broadens that presentation to include a component of an entity, rather than a segment of a business. The provisions of FAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Management is currently evaluating the expected impact of FAS 144 but does not anticipate a material impact on the Company's financial position and results of operations.

4.   ACQUISITIONS AND DIVESTITURES:

On January 4, 2002, GC-Sun Holdings L.P. ("G-C"), a partnership formed with Glencoe Capital as noted below, provided the Company notice that it intends to exercise its call right to purchase the Company's partnership interest as a result of the Merger Transaction with Allied Capital. Prior to the Merger Transaction, the Company had an investment in G-C of $2,207. As of December 31, 2001, the Company's Consolidated Balance Sheet includes $10,000 in other investments which represents the Company's investment in G-C at fair value. This value reflects a step-up in the investment from its carrying value immediately prior to the Merger Transaction. The Company accounted for its investment in the partnership under the equity method through December 31, 2001.

On September 28, 2001 the Company sold substantially all of the assets of its Technology Services subsidiary. The sales price aggregated $25,546 in cash and preferred stock, subject to post-closing adjustments, plus the assumption of certain liabilities by the buyer. The sale of assets resulted in no gain or loss on the sale transaction because the assets and liabilities of Technology Services were recorded at fair value in conjunction with the Merger Transaction. As of December 31, 2001, the Company's consolidated balance sheet includes $6,000 in other investments related to the Company's investment in the preferred stock of the buyer of the Technology Services business. The cash proceeds from the sale were distributed to Allied Capital and certain members of management, who are the remaining stockholders of the Company.

On September 26, 2001, SunSource was acquired by Allied Capital pursuant to the terms and conditions of an Agreement and Plan of Merger dated as of June 18, 2001, the Merger Transaction. Certain members of management and other stockholders continued as stockholders of the Company after the merger. The total transaction value was $74,027, consisting of the cash purchase price paid for the outstanding common stock of the Company aggregating $71,494 and management's common shares valued at $2,533. The Company was the surviving entity in the merger and organized as an independently managed, privately held portfolio company of Allied Capital. See Note 1, Basis of Presentation.

In December 2000, the Board approved a plan to liquidate the Mexican Segment which provided comprehensive inventory management services of MRO materials to large manufacturing plants in Mexico. The Company recorded a

                  THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
                   (FORMERLY SUNSOURCE INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


4.   ACQUISITIONS AND DIVESTITURES, CONTINUED:

pre-tax loss on liquidation of approximately $4,600 representing non-cash charges for accumulated translation losses, the write-down of inventories and other assets, and other liquidation costs. The liquidation process was substantially completed as of June 30, 2001. On August 3, 2001, STS distributed its common stock investment in the Mexican Segment to the Hillman Group to segregate the STS Business from the remaining business interests of the Company.

On November 3, 2000, the Company's Hillman Group purchased inventory and other assets of the Sharon-Philstone division of Pawtucket Fasteners, L.P. of Rhode Island. The Hillman Group assumed the sales and servicing of the Sharon-Philstone division, distributors of fasteners to the retail hardware marketplace with annual sales of approximately $14,000 for the twelve-month period prior to acquisition. The purchase price consisted of $5,460 for inventory and other assets including certain post-closing adjustments, and $1,413 for integration liabilities and transaction costs resulting in an aggregate cash purchase price of $6,873.

On April l3, 2000, the Company sold substantially all of the assets of Harding for a cash purchase price of $30,592 plus the assumption by the buyer of certain liabilities aggregating $12,693, subject to certain post-closing adjustments.

On April 7, 2000, the Company's Hillman Group acquired Axxess Technologies, Inc. ("Axxess" or "Axxess Technologies"), a Tempe, Arizona manufacturer of key duplication and identification systems. The transaction was structured as a purchase of 100% of the stock of the privately held company and repayment of outstanding Axxess debt in exchange for $87,000 in cash and $23,000 in subordinated notes. In connection with the sale of Harding on April 13, 2000, the Company repaid $9,600 of these subordinated notes leaving a balance of $13,400 comprised as follows: 1) a $2,400 15% note which was repaid on April 7, 2001 and 2) an $11,000 note which was repaid on September 28, 2001 at a discount as part of the Company's debt refinancing arrangement. The aggregate consideration for the transaction was $111,537, including transaction costs of $1,537, plus the assumption of certain liabilities aggregating $14,018. The Hillman Group recorded goodwill and other intangible assets of $48,259 related to this acquisition. Axxess' sales aggregated $19,364 for the three months ended March 31, 2000, and its results of operations are included in the results of the Hillman Group from the date of acquisition. On June 1, 2001, Axxess Technologies merged with and into the Hillman Group with the Hillman Group being the surviving entity in the merger.

On March 2, 2000, the Company contributed the interests in its Kar Products, Inc. and A & H Bolt & Nut Company Limited operations (collectively, the "Kar" or "Kar Products" business) to a newly-formed partnership affiliated with Glencoe Capital, L.L.C. ("Glencoe"). Glencoe contributed cash equity to the new partnership, G-C. The Company received $105,000 in cash proceeds from the transaction through repayment of assumed debt by G-C and retained a 49% minority ownership in G-C. Affiliates of Glencoe hold a controlling interest in G-C. The Company recorded a pre-tax gain on the transaction of approximately $49,115 in the first quarter of 2000. Sales from Kar aggregated $22,122 from January 1, 2000 to March 2, 2000, and $124,724 for the year ended December 31, 1999.

On October 4, 2000, the Company's Kar Products affiliate through the partnership formed with Glencoe Capital acquired all of the outstanding stock of Brampton Fastener Co. Limited, d/b/a Brafasco, based in Toronto, Canada. G-C purchased the outstanding stock of Brafasco for cash and notes. Brafasco is a supplier of maintenance and repair

                  THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
                   (FORMERLY SUNSOURCE INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


4.   ACQUISITIONS AND DIVESTITURES, CONTINUED:

products serving primarily industrial customers. Brafasco had sales of $26,623 ($CDN) for the year ended December 31, 1999.

On July 1, 1999, the Company sold the assets of its Industrial Services' fastener business serving original equipment manufacturers (the "OEM Fastener Business") for a cash consideration, net of expenses, of approximately $9,160 (subject to certain post-closing adjustments) plus the assumption of certain liabilities. The Company recorded an after-tax gain on the sale in the amount of $365. Sales from the OEM Fastener Business aggregated $10,954 for the six months ended June 30, 1999.

5.   RELATED PARTY TRANSACTIONS:

On September 28, 2001, the Company completed the sale of substantially all of the assets of its SunSource Technology Services business (the "STS Business") to STS Operating, Inc. ("STS OP"), an entity formed by certain officers and managers of the STS Business, Allied Capital and Easton Hunt Capital Partners, L.P. for the purpose of acquiring the STS Business. The purchase price consisted of cash and preferred stock of STS OP plus the assumption of certain liabilities. The equity investment in STS OP will continue to be held by the Hillman Group. See Note 4, Acquisitions and Divestitures.

On September 26, 2001, the Company was acquired by Allied Capital pursuant to the terms and conditions of an Agreement and Plan of Merger dated as of June 18, 2001. See Note 1, Basis of Presentation, Note 4, Acquisitions and Divestitures, and Note 11, Long-Term Debt. In connection with the Merger Transaction, the Company is obligated to pay management fees to a subsidiary of Allied Capital for management services rendered in the amount of $250 for calendar year 2001 and $1,800 for each calendar year thereafter. The Company has recorded a management fee charge of $250 on the Successor's Statement of Operations for the three months ended December 31, 2001. Payment of management fees are due annually after delivery of the Company's annual audited financial statements to the Board of Directors of the Company. There has not been any payment of management fees by the Company since the Merger Transaction.

On June 29, 2001, Allied Capital purchased an unsecured subordinated note, with an outstanding principal balance of approximately $12,500, from a SunSource creditor for $8,500. In connection with the Merger Transaction and refinancing the Company's debt, Allied Capital exchanged the note for $8,500 of the Company's subordinated debt. See Note 1, Basis of Presentation, Note 9, Notes Payable and Note 11, Long-Term Debt for additional information.

On December 28, 2000, the Company issued $30,000 of unsecured subordinated notes to Allied Capital which was amended on September 28, 2001, to increase the existing subordinated debenture to $40,000 in conjunction with refinancing the Company's senior debt. See discussion above and Note 11, Long-Term Debt.

                  THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
                   (FORMERLY SUNSOURCE INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


6.   INCOME TAXES:

The Company's income tax provision (benefit) for the three years ended December 31, 2001 was as follows:

                                Successor                            Predecessor
                                ---------        ------------------------------------------------
                               Three Months      Nine Months
                                  Ended            Ended                      Years Ended
                                                                        -------------------------
                                 12/31/01         9/30/01               12/31/00        12/31/99
                                 --------         -------               --------        ---------
Continuing operations            $  (298)        $  1,229                $ 4,910        $ (9,815)
Discontinued operations               --               --                 (7,503)           (873)
Extraordinary item--early
  extinguishment of debt              --               --                     --            (126)
                                 --------        --------               --------        ---------
Total tax provision (benefit)    $  (298)        $  1,229               $  2,593        $(10,814)
                                 ========        ========               ========        =========

The components of the Company's provision (benefit) for income taxes from continuing operations for the three years ended December 31, 2001 was as follows:

                                Successor                           Predecessor
                                ---------            --------------------------------------------
                               Three Months          Nine Months
                                  Ended                 Ended                  Years Ended
                                                                        -------------------------
                                 12/31/01              9/30/01          12/31/00        12/31/99
                                 --------              -------          --------        ---------
  CURRENT:
  -------
   Federal & State                 $   --               $ (292)         $  2,522         $(6,826)
   Foreign                             --                  185              (159)            206
                                    -----               -------        ---------         -------
     Total current                     --                 (107)            2,363          (6,620)
                                    -----               -------        ---------         -------
  DEFERRED:
  --------
   Federal & State                   (298)                 268               317          (3,404)
   Foreign                             --                   --                --             209
                                   -------              ------         ---------         -------
     Total deferred                  (298)                 268               317          (3,195)
                                   -------              ------         ---------         -------

  Valuation allowance                  --                1,068             2,230              --
                                   -------              ------          --------         -------
     Provision (benefit)
         for income taxes          $ (298)              $1,229          $  4,910         $(9,815)
                                   =======              ======         =========         =======

The Company has U.S. federal net operating loss ("NOL") carryforwards for tax purposes, totaling $55,564 as of December 31, 2001, that are available to offset future taxable income. These carryforwards expire in 2020. No valuation allowance has been provided against the federal NOL.

The Company has state net operating loss carryforwards with an aggregate tax benefit of $8,083 which expire from 2002 to 2019. A valuation allowance of $7,465 has been established for these deferred tax assets.

The Company has federal unused capital losses totaling $37,494 as of December 31, 2001, that are available to offset future capital gains. These carryforwards expire in 2006. A valuation allowance of $12,254 has been established for these deferred tax assets.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

                  THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
                   (FORMERLY SUNSOURCE INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


6.   INCOME TAXES, CONTINUED:

The table below reflects the significant components of the Company's net deferred tax assets and liabilities at December 31, 2001 and 2000:

                                                            SUCCESSOR                              PREDECESSOR
                                                         AS OF 12/31/01                           AS OF 12/31/00
                                                  ---------------------------------------  ---------------------------------------
                                                      CURRENT           NON CURRENT            CURRENT          NON CURRENT
                                                      -------           -----------            -------          -----------
  Deferred Tax Assets:
    Inventory                                         $ 4,870                   --             $ 6,254                 --
    Bad debt reserve                                      385                   --               1,018                 --
    Deferred compensation                                 487              $ 2,526               2,407            $ 2,433
    Federal net operating loss                             --               18,892                  --             10,064
    State net operating loss                               --                8,083                  --              6,317
    Tax credit carryforwards                               --                1,318                  --                986
    Transaction costs                                      --                1,045                  --                882
    Federal capital loss
     carryforwards                                         --               12,748                  --                 --
    All other items                                     3,394                  801               4,804                576
                                                  --------------------------------------------------------------------------------
     Gross deferred tax assets                          9,136               45,413              14,483             21,258

  Valuation allowance for deferred tax assets              --              (19,970)                 --             (6,140)
                                                  --------------------------------------------------------------------------------
    Net deferred tax assets                            $9,136             $ 25,443             $14,483            $15,118
                                                  ================================================================================
  Deferred Tax liability:

    Property and equipment                                 --              $ 4,113                  --            $ 1,376
    All other items                                       $31                  490               $ 594                253
                                                  --------------------------------------------------------------------------------
     Gross deferred tax liabilities                       $31              $ 4,603                $594            $ 1,629
                                                  ================================================================================

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

                  THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
                   (FORMERLY SUNSOURCE INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


6.  INCOME TAXES, CONTINUED:

Below is a reconciliation of statutory income tax rates to the effective income tax rates for the periods indicated:

                                                       SUCCESSOR                     PREDECESSOR
                                                     ------------    -----------------------------------
                                                     THREE MONTHS    NINE MONTHS
                                                        ENDED           ENDED            YEARS ENDED
                                                                                         -----------
                                                        12/31/01       9/30/01      12/31/00         12/31/99
                                                     -----------       -------     ---------         ---------
Statutory federal income tax rate                        (34.0%)      (34.0%)           34.0%          (35.0%)
Foreign income tax rates in excess of
 U.S. federal income tax rates                              --           --             (0.7%)           0.9%
State and local income taxes, net of
 U.S. federal income tax benefit                           0.2%        (6.7%)            2.7%           (1.7%)
Non-deductible expenses                                   24.5%     1,294.8%            13.3%          (10.6%)
Non taxable income - Kar transaction                        --           --            (34.1%)            --
                                                         -----      -------            -----           -----
Effective income tax rate                                (9.3%)     1,254.1%            15.2%          (46.4%)
                                                        ======      =======            =====           =====

7.   EXTRAORDINARY LOSSES:

In 1999, in connection with the early extinguishment of debt, the Company expensed capitalized financing costs of $361 and recorded an extraordinary loss of $235 (net of deferred tax benefits of $126). (See Note 10, Revolving Credit Line.)

8.   PROPERTY AND EQUIPMENT:

Property and equipment consists of the following at December 31, 2001 and 2000:

                                                               Estimated                Successor      Predecessor
                                                                                        ---------      -----------
                                                              Useful Life                 as of            as of
                                                                (Years)                  12/31/01        12/31/00
                                                                ---------                --------        --------
Buildings and leasehold improvements                               10                    $ 3,649          $ 6,394
Machinery and equipment                                           3-10                    53,535           65,368
Furniture and fixtures                                            3-5                      1,131            8,731
                                                                  ----                   -------          -------
  Property and equipment, gross                                                           58,315           80,493
Less accumulated depreciation                                                              3,030           22,179
                                                                                         -------          -------
  Property and equipment, net                                                            $55,285          $58,314
                                                                                         =======          =======


9.   NOTES PAYABLE:

Notes payable on the December 31, 2000 consolidated balance sheet consisted of casualty insurance financing of $624. The interest rate on the outstanding notes payable borrowings at December 31, 2000 was 7.47%. This note was fully repaid as of December 31, 2001.

On April 7, 2000, in connection with the acquisition of Axxess, the Company issued a $12,000 unsecured subordinated note. In connection with the sale of Harding on April 13, 2000, the Company repaid $9,600 of this unsecured subordinated note. As of December 31, 2000, the Company's consolidated balance sheet included $2,677 in the current portion of unsecured subordinated notes related to the Axxess acquisition of which $277 represented accrued interest. The balance of $2,400 was repaid on April 6, 2001, along with accrued interest of $385.

                  THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
                   (FORMERLY SUNSOURCE INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


10.  REVOLVING CREDIT LINE:

On December 15, 1999, the Company refinanced its $60,000 senior notes and $90,000 bank revolving credit with $155,000 in senior secured credit facilities (the "Refinancing") consisting of $130,000 in revolving bank credit (the "Revolver") and a $25,000 term loan (the "Term Loan"). This credit agreement had a five-year term (the "Credit Agreement") whose Revolver availability was based on the Company's receivables and inventory balances (the "Borrowing Base") evaluated on a monthly basis. The Company and its domestic and foreign corporate subsidiaries were borrowers and guarantors ("Credit Parties") under the Credit Agreement. Each credit party assigned, pledged and granted a security interest in and to all its assets as collateral. The Credit Agreement provided borrowings at interest rates based on the London Interbank Offered Rates ("LIBOR") plus a margin of between 2.50% and 3.00% (the "LIBOR Margin") in accordance with debt covenants as stated in the Credit Agreement, or prime. On April 7, 2000, the Company amended the Credit Agreement to reduce the Revolver to $115,000. On December 28, 2000, the Company further amended the Credit Agreement in connection with the Subordinated Debt Issuance (see Note 11, Long-Term Debt) and as a result the LIBOR Margin on the Revolver was amended to between 2.25% and 3.25% in accordance with the Company's fixed charge coverage ratio.

On September 28, 2001, the Company, through its Hillman subsidiary, refinanced its Revolver and Term Loan with $105,000 in senior secured credit facilities (the "New Refinancing") consisting of $50,000 revolving credit (the "New Revolver"), a $20,000 term loan (the "Term Loan A", see Note 11, Long-Term
Debt), and a $35,000 term loan (the "Term Loan B", see Note 11, Long-Term Debt). This new credit agreement has a five-year term for the Revolver and Term Loan A and a seven-year term for the Term Loan B (the "New Credit Agreement"). The New Credit Agreement provides borrowings at interest rates based on LIBOR plus a LIBOR margin of between 3.25% and 3.75%, or prime (the "Base Rate") plus a margin of between 2.0% and 2.5% (the "Base Rate Margin"). In accordance with the New Credit Agreement, letter of credit commitment fees are based on the average daily face amount of each outstanding letter of credit multiplied by three and one quarter percent (3.25%) per annum. Also, the Company pays an unused commitment fee of 0.5% per annum on the unused New Revolver balance.

As of December 31, 2001, the Company had $10,723 available under the New Revolver. The Company had $88,499 of outstanding debt at December 31, 2001, consisting of revolver borrowings of $34,052, outstanding Term Loans of $54,125 (Term Loan A of $19,250 and Term Loan B of $34,875) and capital lease obligations of $322. The Company had letter of credit commitments outstanding of $5,225 at December 31, 2001. The Revolver balance was $55,111 at December 31, 2000, as reflected on the Company's consolidated balance sheet.

The New Credit Agreement, among other provisions, contains financial covenants requiring the maintenance of specific coverage ratios and levels of financial position, restricts the incurrence of additional debt, and the sale of assets, and permits acquisitions only with the consent of the lenders. If the Company sells a significant amount of assets as defined in the New Credit Agreement, it must make a repayment in an amount equal to the net proceeds of such sale. Such repayments shall be applied to the Term Loans and at any time after the Term Loans have been prepaid in full, such repayments shall then be applied to reduce the outstanding principal balance of the New Revolver.

As of December 31, 2001, the New Revolver borrowings consist of $30,000 currently at a six (6) month LIBOR rate of 5.63% and $4,052 at a Base Rate of 6.75%. Interest is required to be paid monthly for the revolver balance on Base Rate borrowings and each three-month period for the revolver balance on LIBOR borrowings. The Company's weighted-average interest rate for borrowings under its revolving credit facilities was 6.93%, 9.23%, and 7.11% for the years ended December 31, 2001, 2000, and 1999, respectively.

                  THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
                   (FORMERLY SUNSOURCE INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


11.  LONG-TERM DEBT:

On December 15, 1999, the Company as part of the Credit Agreement entered into a five-year $25,000 Term Loan which was collateralized in accordance with the provisions of the Credit Agreement (See Note 10, Revolving Credit Line). Upon closing of the Credit Agreement, the Company made a principal payment of $3,500 on the Term Loan. During 2000, the Company repaid $19,000 of the Term Loan, reducing the balance to $2,500 of which $375 is reflected in the current portion of senior term loans and $2,125 is reflected in long-term senior term loans on the Company's consolidated balance sheet at December 31, 2000.

On September 28, 2001, the Company, as part of the New Credit Agreement entered into a five-year $20,000 Term Loan A and a seven-year $35,000 Term Loan B (collectively, the "Term Loans"). The New Credit Agreement provides borrowings at interest rates based on LIBOR plus a margin of between 3.25% and 3.75% or prime plus a margin of between 2.0% and 2.5%. During 2001 the Company made principal payments of $750 on Term Loan A and $125 on Term Loan B, reducing the balance to $19,250 on Term Loan A and $34,875 on Term Loan B of which $3,813 is reflected in the current portion of senior term loans and $50,312 is reflected in long-term senior term loans on the Company's consolidated balance sheet at December 31, 2001.

As of December 31, 2001, the Company's Term Loans are currently on three (3) month LIBORS scheduled to mature on January 11, 2002. The LIBOR Rate is 5.69% for Term Loan A and 6.19% for Term Loan B. Interest is required to be paid upon maturity of the LIBOR loans. Principal payments are required to be paid quarterly commencing on December 31, 2001, and on the last day of each March, June, September and December thereafter. The amortization schedule by year is as set forth below:

                                            Term Loan A                Term Loan B
                                            -----------                ------------
                  2002                         $3,313                     $   500
                  2003                          4,250                         500
                  2004                          4,250                         500
                  2005                          4,250                         500
                  2006                          3,187                       4,438
                  2007                            N/A                      16,250
                  2008                            N/A                      12,187

As of December 31, 2001, the estimated fair value of the Company's Term Loans is approximately $41,312 as determined in accordance with SFAS 107. The Company discounted the future cash flows of its Term Loans based on borrowing rates for debt with similar terms and remaining maturities. The fair value estimate is made at a specific point in time, is subjective in nature and involves uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimate.

On April 7, 2000, in connection with the acquisition of Axxess, the Company through its Hillman Group subsidiary issued an $11,000 unsecured subordinated note (the "Axxess Subordinated Note") which was payable in seven equal quarterly installments commencing the earlier of i) the first calendar quarter after payment in full of the Term Loan or ii) March 31, 2004. Interest on the Axxess Subordinated Note ranged from prime plus 1% to prime plus 5% with a maximum rate at any time of 15%. Interest was payable upon maturity and compounded annually. As of December 31, 2000, the Company's consolidated balance sheet included $11,857 in long term unsecured subordinated notes related to the Axxess acquisition of which $857 represented accrued interest.

                  THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
                   (FORMERLY SUNSOURCE INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


11.  LONG-TERM DEBT, CONTINUED:

On June 29, 2001, Allied Capital purchased the Axxess Subordinated Note from its holders for $8,500. To induce Allied Capital to purchase the note, SunSource entered into a letter agreement in which the Company agreed to conditions that, during such time that Allied Capital owned the note: 1) limited additional debt that the Company could incur, 2) restricted prepayment of the guaranteed preferred beneficial interests, 3) required the Company to use its best efforts to obtain the consent of its senior lenders to allow the repurchase of this note and allow a concurrent investment by Allied Capital in the Company, and 4) prohibited the Hillman Group from transferring or assigning its obligation under the note. On September 28, 2001, in conjunction with the New Refinancing, the Company repaid the Axxess Subordinated Note held by Allied Capital in the amount of $8,803.

On December 28, 2000, the Company issued $30,000 of unsecured subordinated notes (the "Subordinated Debt Issuance") which matures December 28, 2006. The Company issued Allied Capital, the holder of the subordinated notes, the right to purchase 285,000 shares of the Company's common stock at a nominal value. In accordance with APB 14 - Accounting for Convertible Debt and Debt Issued with Stock Purchased Warrants, the Company recorded the Subordinated Debt Issuance and stock purchase rights issued to Allied Capital at a fair value of $29,103 which was included in long term unsecured subordinated notes as of December 31, 2000.

On September 28, 2001 the Company amended the Subordinated Debt Issuance to increase the existing subordinated debenture to $40,000 maturing on September 29, 2009 (the "Amended Subordinated Debt Issuance"). The additional $10,000 in cash proceeds generated from the Amended Subordinated Debt Issuance was used in part to repay the Axxess Subordinated Note held by Allied Capital in the amount of $8,803 in conjunction with the New Refinancing. Interest on the Amended Subordinated Debt Issuance is at a fixed rate of 18.0% per annum, with cash interest payments required on a quarterly basis at a fixed rate of 13.5% commencing November 15, 2001. The outstanding principal balance of the Amended Subordinated Debt Issuance shall be increased on a quarterly basis at the remaining 4.5% fixed rate (the "PIK Amount"). All of the PIK Amounts are due on the fifth anniversary of the Amended Subordinated Debt Issuance. The outstanding principal balance of the Amended Subordinated Debt Issuance is included in long term unsecured subordinated notes on the Company's consolidated balance sheet at December 31, 2001 in the amount of $40,240 of which $240 represents the PIK amount.

                  THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
                   (FORMERLY SUNSOURCE INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


12.  LEASES:

Certain warehouse and office space and equipment are leased under capital and operating leases with terms in excess of one year. Future minimum lease payments under noncancellable leases consisted of the following at December 31, 2001:

                                                                       Capital  Operating
                                                                       Leases    Leases
                                                                       ------    ------
   2002                                                                $   99    $ 6,212
   2003                                                                    76      4,729
   2004                                                                    61      3,860
   2005                                                                    53      3,828
   2006                                                                    47      3,768
   Later years                                                             58      5,135
                                                                        -----    -------
     Total minimum lease payments                                      $  394    $27,532
                                                                                 =======
   Less amounts representing interest                                     (72)
                                                                        -----
     Present value of net minimum lease payments
     (including $74 currently payable)                                 $  322
                                                                        =====

Total rental expense for all operating leases from continuing operations amounted to $10,080 in 2001, $11,407 in 2000, and $12,562 in 1999. Certain
leases are subject to terms of renewal and escalation clauses.

13.  DEFERRED COMPENSATION PLANS:

The Company maintains a deferred compensation plan for key employees (the "Nonqualified Deferred Compensation Plan") which allows for deferral of cash compensation from salary and annual bonuses. The Nonqualified Deferred Compensation Plan also includes awards that were made under previous long-term incentive plans of SunSource. Executive deferrals can grow at mutual fund investment rates.

The Company had established a rabbi trust which held insurance policies to assist in funding the liabilities of the deferred compensation plan (the "Rabbi Trust"). On December 29, 2000, the Company surrendered the insurance policies and transferred all investments to mutual fund investment accounts. Upon termination of the insurance policies, the Company incurred a cash surrender charge of $506 in December 2000. The insurance policies had a net cash surrender value aggregating $11,530 at December 29, 2000. The Company's consolidated balance sheet as of December 31, 2000 included $10,955 of the cash surrender value of the insurance policies in restricted cash and $575 in other current assets.

As of December 31, 2001, the Company's consolidated balance sheet included $8,649 in restricted investments representing the assets held in mutual funds to fund deferred compensation liabilities due to the Company's current and former employees. The current portion of the restricted investments was $1,187 as of December 31, 2001.

Except for the cash surrender charge in December 2000, there were no other amounts charged to income for the three years ended December 31, 2001 under the Company's deferred compensation plans. During the three years ended December 31, 2001, distributions from the deferred compensation plans aggregated $4,539 in 2001, $2,714 in 2000, and $252 in 1999. The Company's deferred compensation liabilities amounted to $8,649 as of December 31, 2001 and $12,411 as of December 31, 2000. The current portion of these deferred compensation liabilities were $1,187 and $4,543 as of December 31, 2001 and 2000, respectively, on the consolidated balance sheets.

                  THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
                   (FORMERLY SUNSOURCE INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


14. GUARANTEED PREFERRED BENEFICIAL INTERESTS IN THE COMPANY'S JUNIOR SUBORDINATED DEBENTURES:

The Trust was organized in connection with the conversion of the Company to corporate form in September 1997 for the purpose of (a) issuing its Trust Preferred Securities to the Company in consideration for the deposit by the Company of Junior Subordinated Debentures in the Trust as trust assets, and its Trust Common Securities to the Company in exchange for cash and investing the proceeds thereof in an equivalent amount of Junior Subordinated Debentures and
(b) engaging in such other activities as are necessary or incidental thereto.

The Trust had no operating history prior to the issuance of the Trust Preferred Securities. The terms of the Junior Subordinated Debentures include those stated in the indenture between the Company and the indenture trustee, and those made part of the Indenture by the Trust Indenture Act (the "Indenture").

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

The Trust Preferred Securities have equity characteristics but creditor's rights and are therefore classified between liabilities and stockholders' equity on the balance sheet. On September 26, 2001, the Trust Preferred Securities were recorded at fair value of $102,072 based on the price of the Trust Preferred Securities of $24.20 upon close of trading on the American Stock Exchange as of that date. The Trust Preferred Securities have a liquidation value of $25.00 per security. The discount on the Trust Preferred Securities as of September
26, 2001 to their liquidation value of $105,446, or $3,374 is amortized over the remaining life of the Trust Preferred Securities. The fair value of the Trust Preferred Securities on December 31, 2001 was $105,907 based on the closing price on the American Stock Exchange of $25.11 per security on that date.

The interest payments on the Junior Subordinated Debentures underlying the Trust Preferred Securities, aggregating $12,232 per year, are deductible for federal income tax purposes under current law and will remain an obligation of the Company until the Trust Preferred Securities are redeemed or upon their maturity in 2027.

15.  STOCKHOLDERS' EQUITY:

COMMON SHARES ISSUED TO CERTAIN NON-EMPLOYEE DIRECTORS:

Under the Company's Stock Compensation Plan for Non-Employee Directors, certain non-employee directors were issued 16,807 common shares in the first nine months of 2001, which resulted in a compensation charge of $58.

                  THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
                   (FORMERLY SUNSOURCE INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


15.  STOCKHOLDERS' EQUITY, CONTINUED:

STOCK OPTIONS:

During the three years ended December 31, 2001, the Company has provided employees equity incentive compensation in the form of grants of incentive stock options, non-qualified stock options and restricted stock in accordance with the Company's Equity Compensation Plan (the "Existing Equity Plan"). The aggregate numbers of common shares that may be issued or transferred under the Existing Equity Plan is 2,150,000 common shares. Immediately prior to the Merger Transaction, the Company had 1,120,000 stock options outstanding which were granted in accordance with the Existing Equity Plan.

On September 26, 2001, in conjunction with the Merger Transaction, 131,500 of these options were converted to common shares and 545,500 stock options were cancelled. During the fourth quarter of 2001, 3,540 of these stock options were exercised. The balance of the outstanding stock options will remain in effect pursuant to the same terms and conditions of the Existing Equity Plan except that these roll-over options aggregating 439,460 became fully vested in connection with the Merger Transaction. The roll-over options are summarized below:

Grant Date                 Number of Options Outstanding          Exercise Price Per Share
----------                 -----------------------------          ------------------------
May  1, 2000                                 22,500                             $3.825
May  1, 2000                                223,500                             $4.500
May 23, 2001                                 22,500                             $3.400
May 23, 2001                                170,960                             $4.000
                                            -------
         Total                              439,460
                                            =======

In conjunction with the Merger Transaction, the Company has reserved 1,337,316 stock options for issuance under the SunSource Inc. 2001 Stock Incentive Plan (the "New Equity Plan"). Under the New Equity Plan, the stock options are intended to vest over four years with 25% of the options vesting on each anniversary of the merger through the end of year four. No awards have been made under New Equity Plan as of December 31, 2001.

DIVIDENDS:

During the fourth quarter of 2001, in connection with the proceeds from the sale of STS, the Company distributed a cash dividend of $17,718 to the shareholders of the Company's common stock.

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

In December 2000, the Board of Directors approved a proposal to merge the STS Plan with another Company owned plan which was held for certain divested operations, and terminate the merged plans as of December 31, 2000. As a result, the Company recorded a pre-tax loss on termination of the merged pension plans of $4,279 in December 2000.

                  THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
                   (FORMERLY SUNSOURCE INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


16.  RETIREMENT BENEFITS, CONTINUED:

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

As of December 31, 2000, the Company's consolidated balance sheet included a prepaid pension asset of $3,700 as determined above, of which $2,775 was included in other current assets and $925 was in other assets. As of December 31, 2001, the prepaid pension asset included in other current assets remained at $2,775 on the Company's consolidated balance sheet. The $925 in other assets was sold to the buyer of Technology Services with the sale of substantially all of the assets of that subsidiary on September 28, 2001. The Company expects the termination process of the defined benefit pension plans to be completed during the second half of 2002.

The Technology Services subsidiary also had a post-retirement benefit plan. The benefit obligation of this plan was assumed by the buyer of Technology Services when the subsidiary was sold on September 28, 2001. The Company's net post-retirement cost for the nine months ended September 30, 2001 was $58. The net post-retirement cost for the years ended December 31, 2000 and 1999 was $136 and $132, respectively.

Costs (income) charged to operations under all retirement benefit plans for the three years ended December 31, 2001 was as follows:

                                                                2001     2000     1999
                                                                ----     ----     ----
         Defined contribution plans                          $ 2,541  $ 2,475  $ 2,154
         Defined benefit plans                                    58    2,293   (6,818)
                                                             -------  -------  -------
                  Total                                      $ 2,599  $ 4,768  $(4,664)
                                                             =======  =======  =======


17.  COMMITMENTS AND CONTINGENCIES:

Letters of credit are issued by the Company during the ordinary course of business through major domestic banks as required by certain vendor contracts, legal proceedings and divestiture activities. As of December 31, 2001, the Company had outstanding letters of credit in the aggregate amount of $5,225 related to these activities.

As of December 31, 2001, the Company has guaranteed lease obligations of approximately $117, principally relating to businesses previously divested. The Company is not currently aware of any existing conditions which would cause a financial loss related to these guarantees.

Under the Company's insurance programs, commercial umbrella coverage is obtained for catastrophic exposure and aggregate losses in excess of normal claims. Beginning in 1991, the Company has retained risk on certain expected losses from both asserted and unasserted claims related to worker's compensation, general liability and automobile as well as the health benefits of certain employees. Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claim data and certain actuarial assumptions. As of December 31, 2001, the Company has provided insurers letters of credit aggregating $3,225 related to certain insurance programs.

                  THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
                   (FORMERLY SUNSOURCE INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


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

Certain other legal proceedings are pending which are either in the ordinary course of business or incidental to the Company's business. Those legal proceedings incidental to the business of the Company are generally not covered by insurance or other indemnity. In the opinion of management, the ultimate resolution of the pending litigation matters will not have a material adverse effect on the consolidated financial position, operations or cash flows of the Company.

18.  STATEMENTS OF CASH FLOWS:

Supplemental disclosures of cash flow information are presented below:

                                                      SUCCESSOR                       PREDECESSOR
                                                     ------------     --------------------------------------------
                                                     THREE MONTHS     NINE MONTHS
                                                        ENDED            ENDED                 YEARS ENDED
                                                       DEC. 31,        SEPT. 30,               DECEMBER 31,
                                                        2001             2001              2000             1999
                                                     -----------      ---------         ---------        ---------
Cash paid (refunded)during the period for:
 Interest                                            $   1,983         $   9,263        $   9,186        $   9,694
                                                     ---------         =========        =========        =========
 Income taxes                                        $     (49)        $     304        $  (4,174)       $   1,687
                                                     ----------        =========        =========        =========
Non-cash operating activities:
 Issuance of shares of common
   stock to certain non-employee
   directors                                         $      --         $      58        $     105        $     119
                                                     ---------         ---------        ---------        ---------
Investing activities:
 Acquisitions (see Note 4, Acquisitions and Divestitures):
   Fair value of assets acquired,
    including goodwill                               $      --         $   5,003        $ 127,425        $      --
   Less unsecured subordinated
    notes issued                                            --                --           23,000               --
   Less liabilities assumed                                 --                --           15,555               --
                                                     ---------         ---------        ---------        ---------
    Cash paid for acquired businesses                $      --         $   5,003        $  88,870        $      --
                                                     =========         =========        =========        =========
Non-cash financing activities:
 Accrued and unpaid
   distributions on trust preferred
   securities and common shares                     $      --         $    1,019        $   1,019         $  1,019
                                                    ---------         ----------        ---------         --------

                  THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
                   (FORMERLY SUNSOURCE INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


19.  QUARTERLY DATA (UNAUDITED):

                                            Successor                Predecessor
                                            ---------    -----------------------------------
    2001                                     Fourth        Third       Second       First
    ----                                    --------     --------     --------    --------
Net sales                                  $ 60,040     $114,767     $116,611    $109,929
Gross profit                                 34,442       49,216       49,379      44,969
Income (loss) from
 continuing operations                      ( 2,909)       1,088          214      (2,629)
Income (loss) from
 discontinued operations                         --           --           --          --
Net income (loss)                            (2,909)       1,088          214      (2,629)


                                                             Predecessor
                                   -----------------------------------------------
         2000                       Fourth        Third       Second       First
         ----                      --------     --------     --------    --------
Net sales (a)                      $102,721     $116,111     $124,394    $119,612
Gross profit (a)                     39,660       47,353       48,813      48,834
Income (loss) from
 continuing operations (a)          (13,346)        (470)        (511)     41,617
Income (loss) from
 discontinued operations (a)        ( 4,564)        (478)        (475)      2,907
Extraordinary loss                       --           --           --          --
Net income (loss)                   (17,910)        (948)        (986)     44,524


(a) Includes certain amounts reclassified in 2000 to conform to current accounting.


20.  CONCENTRATION OF CREDIT RISK:

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade receivables. The Company places its cash and cash equivalents with high credit quality financial institutions. Concentrations of credit risk with respect to sales and trade receivables are limited due to the large number of customers comprising the Company's customer base, and their dispersion across many different industries and geographic areas. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. One customer accounted for less than 12% of the Company's total sales for ongoing operations and 7.8% of the Company's total accounts receivable for ongoing operations on December 31, 2001. No other customers accounted for more than 10% of the Company's total sales in 2001.

Concentration of credit risk with respect to purchases and trade payables are limited due to the large number of vendors comprising the Company's vendor base, with dispersion across different industries and geographic areas. One vendor accounted for less than 13% of the Company's total purchases for ongoing operations and 10% of the Company's total trade payables for ongoing operations on December 31, 2001. No other vendors accounted for more than 10% of the Company's total purchases in 2001.

                  THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
                   (FORMERLY SUNSOURCE INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


21.  SEGMENT INFORMATION:

The Successor is organized as a single business segment and the Predecessor has two reportable segments (see Note 1, Basis of Presentation--Nature of Operations) which were disaggregated based on the products and services provided, markets served, marketing strategies and delivery methods.

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

                                                     SUCCESSOR                      PREDECESSOR
                                                   -------------     -----------------------------------------
                                                    THREE MONTHS     NINE MONTHS
                                                        ENDED          ENDED              YEARS ENDED
                                                                                    --------------------------
                                                     12/31/01          9/30/01      12/31/00         12/31/99
                                                     ----------        --------     --------         --------
NET SALES
Technology Services (STS)                            $     --          $152,561    $ 228,730        $ 250,394
Hillman Group                                          60,040           188,746      210,938          151,884
                                                     --------         ---------     --------        ---------
 Segment net sales                                     60,040           341,307      439,669          402,278
Net sales from contributed
subsidiaries, sold businesses and
terminated contracts                                       --                --       23,170          140,999
                                                     --------         ---------    ---------        ---------
  Consolidated net sales                             $ 60,040         $ 341,307    $ 462,838        $ 543,277
                                                     ========         =========    =========        =========

GROSS PROFIT

Technology Services (STS)                           $     --           $ 37,023    $  52,313        $  56,421
Hillman Group                                         34,442            106,541      117,295           81,045
                                                    --------           --------    ---------        ---------
 Segment gross profit                                 34,442            143,564      169,608          137,466
Gross profit from contributed
subsidiaries, sold businesses and
terminated contracts                                      --                 --       15,052           88,688
                                                    --------          ---------    ---------        ---------
  Consolidated gross profit                         $ 34,442          $ 143,564    $ 184,660        $ 226,154
                                                    ========          =========    =========        =========
EBITDA

Technology Services (STS)                           $     --          $  (1,205)   $  (6,652)        $(11,800)
Hillman Group                                         10,367             35,007       34,053           15,816
                                                    --------          ---------    ---------        ---------
 Segment EBITDA                                     $ 10,367          $  33,802    $  27,401        $   4,016
                                                    ========          =========    =========        =========

TANGIBLE ASSETS

Technology Services (STS)                           $     --          $     N/A    $  62,132        $  81,812
Hillman Group                                        140,279                N/A      128,198           56,963
                                                    --------          ---------    ---------        ---------
 Segment tangible assets                            $140,279          $     N/A    $ 190,330        $ 138,775
                                                    ========          =========    =========        =========

                  THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
                   (FORMERLY SUNSOURCE INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


21.  SEGMENT INFORMATION, CONTINUED:

                                                     SUCCESSOR                      PREDECESSOR
                                                     ---------       -----------------------------------------
                                                   THREE MONTHS      NINE MONTHS
                                                      ENDED              ENDED             YEARS ENDED
                                                                                    --------------------------
                                                     12/31/01          9/30/01      12/31/00          12/31/99
                                                     --------          --------     --------          --------
CAPITAL EXPENDITURES
Technology Services (STS)                            $     --         $     427    $     937         $   1,097
Hillman Group                                           2,796            11,752        7,376             2,271
                                                     --------         ---------    ---------         ---------
 Segment capital expenditures                           2,796            12,179        8,313             3,368
Capital expenditures from
 contributed subsidiaries,
 sold businesses and
 terminated contracts                                      --                --           27             1,179
Corporate capital expenditures                             --                --            5               183
                                                     --------          --------    ---------         ---------
  Consolidated capital
    expenditures                                    $   2,796         $  12,179    $   8,345         $   4,730
                                                    =========         =========    =========         =========
DEPRECIATION

Technology Services (STS)                            $     --         $   1,616    $   2,070         $   1,607
Hillman Group                                           3,030             7,946        7,161             1,408
                                                     --------         ---------    ---------         ---------
 Segment depreciation                                   3,030             9,562        9,231             3,015
Depreciation from contributed
 subsidiaries, sold businesses
 and terminated contracts                                 --                 --          181             1,127
Corporate depreciation                                    --                 31           43               102
                                                  ----------          ---------    ---------         ---------
  Consolidated depreciation                        $   3,030          $   9,593    $   9,455         $   4,244
                                                   =========          =========    =========         =========

GEOGRAPHIC SEGMENT DATA:
Net Sales
United States                                       $ 60,040           $331,642   $ 444,036          $ 510,862
Canada                                                    --              9,665      18,802             32,415
                                                    --------           --------    --------          ---------
   Consolidated net sales                           $ 60,040           $341,307   $ 462,838          $ 543,277
                                                    ========           ========   =========          =========

                  THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
                   (FORMERLY SUNSOURCE INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


21.  SEGMENT INFORMATION, CONTINUED:

                                                     SUCCESSOR                      PREDECESSOR
                                                     ---------         --------------------------------------
                                                      THREE             NINE
                                                      MONTHS            MONTHS
                                                      ENDED             ENDED               YEARS ENDED
                                                                                      -----------------------
                                                     12/31/01          9/30/01        12/31/00       12/31/99
                                                     ----------        --------       --------       --------

RECONCILIATION OF SEGMENT PROFIT TO
 INCOME (LOSS) FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES
Segment profit - EBITDA                               $ 10,367         $ 33,802     $   27,401          4,016
EBITDA from contributed
subsidiaries, sold businesses and
terminated contracts                                        --               --          2,823         16,840
Depreciation                                            (3,030)          (9,593)        (9,455)        (4,244)
Amortization                                            (1,588)          (2,895)        (3,369)        (1,840)
Management fee expense                                    (250)              --             --             --
Corporate expenses                                        (864)          (4,079)        (8,956)        (9,161)
                                                      --------         --------       --------         ------
Income before non-recurring charges                      4,635           17,235          8,444          5,611
Non-recurring charges:
 Gain on curtailment/termination of
   pension plan                                             --               --         (4,279)         5,608
 Restructuring charges and asset
   write-off                                                --               --             --        (10,248)
                                                      --------         --------        -------         ------
Income from operations                                   4,635           17,235          4,165            971
Equity in earnings of affiliate                         (1,168)           1,063          2,438             --
Interest expense, net                                   (3,616)         ( 9,222)       (11,286)        (9,875)

Distribution on guaranteed
 preferred beneficial interests                         (3,058)         ( 9,174)       (12,232)       (12,232)
Gain on contribution of subsidiaries                        --               --         49,115             --
                                                      --------         --------        -------        -------
 Income(loss)from continuing operations
 before income taxes                                  $ (3,207)        $    (98)     $  32,200       $(21,136)
                                                      ========         ========       ========        =======

RECONCILIATION OF SEGMENT TANGIBLE
 ASSETS TO TOTAL ASSETS:

Segment tangible assets                              $  140,279             N/A      $ 190,330      $ 138,775
Tangible assets from contributed
subsidiaries, sold businesses
and terminated contracts                                     --             N/A             --         46,428
Goodwill                                                120,585             N/A         63,914         51,392
Other intangible assets                                  12,553             N/A         14,035            762
Deferred income taxes                                    34,579             N/A         28,417         15,571
Cash value of life insurance                                 --             N/A             --         14,190
Assets held for sale                                        146             N/A          1,767         37,079
Other corporate assets                                   36,422             N/A         24,126         17,429
                                                     ----------           -----      ---------        -------
 Consolidated total assets                           $  344,564        $    N/A      $ 322,589       $321,626
                                                     ==========        ========      =========       ========

                  THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
                   (FORMERLY SUNSOURCE INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


22.  SALE LEASEBACK TRANSACTION:

On September 30, 1999, the Company sold certain real property of its Kar Products business for $5,025 which was leased back from the same purchaser under two separate lease agreements over periods of five and seven years, respectively. The related leases were being accounted for as operating leases, and the resulting gains aggregating $2,132 were being amortized over the respective lives of the leases. On March 2, 2000, the Company contributed the interests in its Kar Products business to a newly-formed partnership affiliated with Glencoe. See Note 4, Acquisitions and Divestitures.

                  THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
                   (formerly SunSource Inc. and Subsidiaries)

                        Schedule II - VALUATION ACCOUNTS

                             (dollars in thousands)

                                                   Deducted From Assets in Balance Sheet
                                             -------------------------------------------------------------
                                                                            Accumulated     Accumulated
                                             Allowance for  Allowance for   Amortization    Amortization
                                                Doubtful   Obsolete/Excess  of Goodwill     of Deferred
                                                Accounts    Inventories    and Intangibles  Financing Fees
                                                --------    -----------    ---------------  --------------
Balance, December 31, 1998 -- Predecessor        $2,152        $3,399        $18,822           $161
Additions charged to cost
and expenses                                      1,453         4,938          1,840            153
Deductions due to:
 Sale of division                                   209           429            876              -
 Others                                           1,332 (A)     1,140 (A)          -            285 (C)
                                                 ------        ------         ------         ------
Balance, December 31, 1999 -- Predecessor         2,064         6,768         19,786             29
Additions charged to cost
and expenses                                        756         2,132          3,369            961
Additions for Axxess acquisition                    212         1,201              -              -
Deductions due to:
 Sale of division                                   368           657          8,927              -
 Others                                           1,264 (A)     3,086 (A)          -              -
                                                 ------        ------         ------         ------
Balance, December 31, 2000 -- Predecessor         1,400         6,358         14,228            990
Additions charged to cost
and expenses                                        430         1,699          2,895          1,047
Deductions due to:
 Others                                             228 (A)     1,068 (A)          -          1,804 (C)
                                                 ------        ------         ------         ------
Balance, September 30, 2001 - Predecessor         1,602         6,989         17,123            233
Additions charged to cost
and expenses                                        495            (4)         1,588            237
Deductions due to:
 Sale of division                                 1,038         3,436          8,816              -
 Merger Transaction                                                            8,307 (B)        233 (B)
 Others                                             522 (A)      (378)(A)          -              -
                                                 ------        ------         ------         ------
Balance, December 31, 2001 - Successor             $537        $3,927         $1,588           $237
                                                 ======        ======         ======         ======

Notes:

(A) Includes write-off of accounts receivable (net of bad debt recoveries) and inventories.

(B)  Adjustment to write-off pre-merger accumulated amortization.

(C) Write-off of deferred financing fee as a result of early extinguishment of debt related to the Company's bank revolving credit.

ITEM 9 - CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE.

There were no changes in or disagreements on accounting and financial disclosure during the year ended December 31, 2001.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following is a summary of the biographies for at least the last five years of the continuing directors and officers. Each of the directors have served as such since September 2001 except for James Powell who has served since February 20, 2002.

DIRECTORS
                                                    PRINCIPAL OCCUPATION; FIVE-YEAR EMPLOYMENT
                  NAME AND AGE                                HISTORY; OTHER DIRECTORSHIPS
                  ------------                                ----------------------------
Maurice P. Andrien, Jr., (60)                       President, Chief Executive Officer and Chairman of The Hillman Companies,
                                                    Inc., Cincinnati, Ohio (f/k/a SunSource Inc., Philadelphia,
                                                    Pennsylvania).  From April 1999 to November 2001 Mr. Andrien was
                                                    President and Chief Executive officer of SunSource Inc.  From June 1998 to April 1999, Mr. Andrien was President and Chief Operating Officer of
                                                    Unican Security Systems, Ltd., Montreal, Quebec, Canada.  From April 1992
                                                    to June 1998, Mr. Andrien was President and Chief Executive Officer of
                                                    Curtis Industries, Inc., Mayfield Heights, Ohio.

Max W. Hillman, Jr. (55)                            Chief Executive Officer of The Hillman Group, Inc., Cincinnati, Ohio.
                                                    From April 2000 to November 2001, Mr. Hillman was Co-Chief Executive
                                                    Officer of The Hillman Group, Inc.  From 1999 to April 2000, Mr. Hillman
                                                    held the position of Chief Executive Officer of The Hillman Group, Inc.
                                                    From 1991 to 1999, Mr. Hillman was a Group Vice President for The Hillman
                                                    Group, Inc.

Stephen W. Miller (55)                              Vice Chairman of The Hillman Group, Inc., Cincinnati, Ohio.  From April
                                                    2000 to November 2001, Mr. Miller was Co-Chief Executive Officer of The
                                                    Hillman Group, Inc. From January 1994 to April 2000, Mr. Miller held the positions of Chief Executive Officer, Chairman of the Board and President
                                                    of Axxess Technologies, Inc., Tempe, Arizona.

James C. Powell (41)                                Principal of Allied Capital Corporation, Washington, D.C. Mr. Powell
                                                    has been Responsible for co-investment activities for Allied Capital since 2000.  Prior to joining Allied Capital, Mr. Powell was employed for twelve years at Bank of America Securities LLC, most recently as a
                                                    Managing Director responsible for the sale of private debt securities.

DIRECTORS
                                                    PRINCIPAL OCCUPATION; FIVE-YEAR EMPLOYMENT
                  NAME AND AGE                                HISTORY; OTHER DIRECTORSHIPS
                  ------------                                ----------------------------
Daniel L. Russell (37)                              Principal of Allied Capital Corporation, Washington D.C. Mr.Russell
                                                    serves as a Principal in Allied Capital's private finance group.
                                                    Prior to joining Allied Capital in 1998, Mr. Russell spent six years with KPMG Peat Marwick LLP in the firm's financial services group, including serving as a Senior Manager. Mr. Russell is a director of Nobel Learning Communities, Inc.


William L. Walton (52)                              Chairman, Chief Executive Officer and President of Allied Capital
                                                    Corporation, Washington, D.C., since 1997.  Mr. Walton has served on the Allied Capital Board of Directors since 1986 and was named
                                                    Chairman and CEO in February 1997. Mr. Walton previously served as Managing
                                                    Director of New York-based Butler Capital Corporation, a mezzanine buyout firm, and was the personal venture capital advisor for William S. Paley, founder and
                                                    Chairman of CBS. In addition, he was a Senior Vice President in Lehman Brothers
                                                    Kuhn Loeb's Investment Banking Group.  Mr. Walton also founded and managed two start-up businesses, SuccessLab, Inc. and Language Odyssey, in the emerging education industry (1992-1996).  Mr. Walton is a director of Riggs National
                                                    Corporation and the National Venture Capital Association.

G. Cabell Williams, III (47)                        Managing Director of Allied Capital Corporation, Washington, D.C.
                                                    Mr. Williams has been employed by Allied Capital in the private finance group since 1981. Mr. Williams has served in many capacities during his tenure at
                                                    Allied Capital since 1981.

All directors hold office until their successors are duly elected and qualified.

The executive officers of the Company (including the executive officers of The Hillman Group, Inc.) are set forth below:

EXECUTIVE OFFICERS
                                                             POSITION WITH THE COMPANY; FIVE-YEAR EMPLOYMENT
                   NAME AND AGE                                         HISTORY
                   ------------                                         -------
Maurice P. Andrien, Jr., (60)                       President, Chief Executive Officer and Chairman of The Hillman Companies,
                                                    Inc., Cincinnati, Ohio (f/k/a SunSource Inc., Philadelphia,
                                                    Pennsylvania). See page 62 for five-year employment history.

Joseph M. Corvino (47)                              Senior Vice President, Chief Financial Officer and Secretary of The
                                                    Hillman Companies, Inc., Cincinnati, Ohio (f/k/a SunSource Inc.,
                                                    Philadelphia, Pennsylvania).  From December 1995 to November 2001, Mr.
                                                    Corvino was Vice President-Finance, Chief Financial Officer, Treasurer
                                                    and Secretary of SunSource Inc.

Max W. Hillman, Jr. (55)                            Chief Executive Officer of The Hillman Group, Inc., Cincinnati, Ohio.
                                                    See page 62 for five-year employment history.

EXECUTIVE OFFICERS
                                                             POSITION WITH THE COMPANY; FIVE-YEAR EMPLOYMENT
                   NAME AND AGE                                         HISTORY
                   ------------                                         -------
Richard P. Hillman (53)                             President of The Hillman Group, Inc., Cincinnati, Ohio.  Mr. Hillman has
                                                    held such position since 1991.

Stephen W. Miller (55)                              Vice Chairman of The Hillman Group, Inc., Cincinnati, Ohio.  See page 62 for five-year employment history.

James P. Waters (40)                                Vice President and Assistant Secretary of The Hillman Companies, Inc.,
                                                    Cincinnati, Ohio (f/k/a SunSource Inc., Philadelphia, Pennsylvania) and
                                                    Vice President, Chief Financial Officer and Secretary of The Hillman
                                                    Group, Inc., Cincinnati, Ohio.  From September 1999 to November 2001, Mr.
                                                    Waters was Vice President and Chief Financial Officer of The Hillman
                                                    Group, Inc.  From November 1997 to September 1999, Mr. Waters was Vice
                                                    President of Finance for Curtis Industries, Inc., Mayfield Heights,
                                                    Ohio.  From May 1993 to November 1997, Mr. Waters was Director of Finance
                                                    for Curtis Industries, Inc., Mayfield Heights, Ohio.


All executive officers hold office at the pleasure of the board of directors.

ITEM 11 - EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth all cash compensation paid and accrued for services rendered during the three years ended December 31, 2001, by each of the Chief Executive Officer, and the four other most highly compensated executive officers of the Company and its subsidiaries whose remuneration exceeded $100,000 and two individuals who served as executive officers during the last completed fiscal year but were not serving as such as of December 31, 2001.

                                                                              LONG-TERM COMPENSATION
                                                                              ----------------------
                                                                           RESTRICTED        SECURITIES
                                                                             STOCK           UNDERLYING
NAME AND                                   ANNUAL COMPENSATION               AWARDS           OPTIONS        ALL OTHER
                                           -------------------
PRINCIPAL POSITION                   YEAR   SALARY (1)    BONUS (2)            $                 #         COMPENSATION
------------------                   ----   ----------    ---------            -                 -         ------------
Maurice P. Andrien, Jr.              2001      $ 473,352    $299,928                 -            60,000         $ 20,903 (5)
President, Chairman & CEO            2000        462,608     284,000         $ 450,000 (4)        70,000          344,157 (6)
SunSource Inc.                   (3) 1999        319,944     180,000                 -            50,000           25,360 (7)

Joseph M. Corvino                    2001        262,600     101,404                 -            30,000            5,111 (8)
Senior Vice Pres. & CFO              2000        252,600      75,000                 -            35,000            3,843 (8)
SunSource Inc.                       1999        245,748      76,000                 -            20,000            3,771 (8)

Max W. Hillman, Jr.                  2001        361,216     193,262                 -            25,000           12,206 (9)
CEO                                  2000        324,778     154,414                 -            42,500                -
The Hillman Group, Inc.              1999        313,998      55,847                 -            25,000            3,530 (9)

Stephen W. Miller                    2001        362,604     193,163  (11))          -            25,000                -
Vice Chairman                   (10) 2000        242,786     200,000                 -            25,000                -
The Hillman Group, Inc.

Donald T. Marshall (12)              2001        370,291           -                 -           -                 35,992 (13)
Former Chairman                      2000        468,056           -                 -           -                 30,380 (13)
SunSource Inc.                       1999        537,592           -                 -           185,000           42,609 (13)

Richard P. Hillman                   2001        230,161      49,967                 -            10,000                -
President                            2000        222,077      53,340                 -            10,000                -
The Hillman Group, Inc.              1999        188,440      68,362                 -             8,000                -

Justin M. Jacobi (14)                2001        225,450           -                 -                 -                -
Former President & COO               2000         50,100           -                 -            40,000                -
SunSource Technology Services, LLC.

---------------

     (1)  Represents base salary plus other types of miscellaneous compensation.

     (2)  Represents earned bonus for services rendered in each year.

     (3) Represents compensation paid or distributed from April 27, 1999, commencement of employment, through December 31, 1999.

     (4) On January 26, 2000, the Compensation Committee of the Board of Directors amended an original grant instrument by reducing the number of stock options from 150,000 to 50,000 and issued 100,000 shares of restricted stock. The restricted shares were issued at a fair market value of $4.50 per share (see Compensation of the President, Chief Executive Officer and Chairman of the Board of the Company on page
          67).

     (5) Includes term life insurance premiums and tax gross-up of $13,008, country club fees of $5,395 and miscellaneous compensation of $2,500 paid by the Company in 2001. Excludes $1,000,000 credit to deferred compensation plan as a result of the change of control of the Company on September 26, 2001 to Allied Capital Corporation in accordance with the terms of Mr. Andrien's employment agreement dated as of April 27, 1999.

     (6) Includes compensation for the forgiveness of a loan in the amount of $217,058 by the Company associated with the restricted stock issued on January 26, 2000 (see note 5 above), relocation expenses of $110,666, country club fees of $13,953 and miscellaneous items of $2,480 paid by the Company in 2000.

     (7) Includes relocation expenses of $23,960 and miscellaneous compensation of $1,400 paid by the Company in 1999.

     (8) Includes term life insurance premiums and tax gross-up of $1,800, $616, and $616 paid by the Company in 2001, 2000 and 1999, respectively; health club fees of $811, $747, and $755 paid by the Company in 2001, 2000 and 1999, respectively; and miscellaneous compensation of $2,500, $2,480 and $2,400 paid by the Company in 2001, 2000 and 1999, respectively.

     (9)  Includes country club fees paid by the Company in 2001 and 1999.

     (10) Represents compensation paid or distributed from April 7, 2000 through December 31, 2000 only as a result of the acquisition of Axxess Technologies, Inc.

     (11) Excludes special performance bonus of $800,000 earned in 2001 related to the acquisition of Axxess Technologies, Inc.

     (12) Retired as Chairman of the Board in September 2001.

     (13) Includes term life insurance premiums and tax gross-up of $31,836, $26,479, and $24,533 paid by the Company in 2001, 2000, and 1999, respectively; country club fees of $4,156, $3,901 and $16,176 paid by the Company in 2001, 2000 and 1999, respectively; and miscellaneous compensation of $1,900 paid by the Company in 1999.

     (14) Represents compensation paid or distributed from November 1, 2000, through September 30, 2001.

                              OPTION GRANTS IN 2001

                                INDIVIDUAL GRANTS
-------------------------------------------------------------------------------------------------
                                                                                                   POTENTIAL REALIZABLE VALUE AT
                              SECURITIES           PERCENT OF                                           ASSUMED ANNUAL RATES OF
                             UNDERLYING           TOTAL OPTIONS                                        STOCK PRICE APPRECIATION
                               OPTIONS              GRANTED TO     EXERCISE                             FOR OPTION TERM (3)
                               GRANTED             EMPLOYEES IN     PRICE       EXPIRATION     ------------------------------------
NAME                          (#)(1)              FISCAL YEAR      ($/SH)          DATE        0% ($)        5% ($)         10% ($)
----                       --------------      ----------------   ---------     ----------     ------        ------         -------
Maurice P. Andrien, Jr.           60,000            25.5%           $4.00        5/1/2011       $ __        $132,319       $325,907

Joseph M. Corvino                 10,000 (2)         4.3%           $3.40        5/1/2011      6,000          28,053         60,318
                                  20,000             8.5%           $4.00        5/1/2011         __          44,106        108,636

Max W. Hillman, Jr.               12,500 (2)         5.3%           $3.40        5/1/2011      7,500          35,066         75,397
                                  12,500             5.3%           $4.00        5/1/2011         __          27,566         67,897

Stephen W. Miller                 25,000            10.6%           $4.00        5/1/2011         __          55,133        135,795

Richard P. Hillman                10,000             4.3%           $4.00        5/1/2011         __          22,053         54,318

Donald T. Marshall                    --               --              --              --         --              --             --

Justin M. Jacobi                      --               --              --              --         --              --             --

--------------------

     (1)  Each option granted has a ten-year term and is fully vested.

     (2)  Each option was granted at 85% of the fair market value.

     (3) The amounts shown under these columns are calculated at the 0%, 5% and 10% annual rates set by the Securities and Exchange Commission and are not intended to forecast future appreciation of the Company's stock price.

                       AGGREGATED OPTION EXERCISES IN 2001
                        AND FISCAL YEAR-END OPTION VALUES

     The following table sets forth information for each named executive officer with regard to stock option exercises during 2001 and the aggregate stock options held at December 31, 2001.

                                                                             NUMBER OF
                                                                            UNDERLYING
                                                                            UNEXERCISED            VALUE OF UNEXERCISED
                                                                              OPTIONS              IN-THE-MONEY OPTIONS
                                         SHARES                            AT FY-END (#)               AT FY-END ($)
               NAME                    ACQUIRED BY        VALUE            EXERCISABLE/                EXERCISABLE/
               ----                     EXERCISE         REALIZED        UNEXERCISABLE (1)           UNEXERCISABLE (2)
                                        --------         --------        -----------------           -----------------
Maurice P. Andrien, Jr.                    --               --             130,000 / 0                 $1,348,750 / 0
Joseph M. Corvino                          --               --              65,000 / 0                    674,375 / 0
Max W. Hillman, Jr.                        --               --              67,500 / 0                    700,312 / 0
Stephen W. Miller                          --               --              50,000 / 0                    518,750 / 0
Richard P. Hillman                         --               --              20,000 / 0                    207,500 / 0
Donald T. Marshall                         --               --                   0 / 0                          0 / 0
Justin M. Jacobi                           --               --                   0 / 0                          0 / 0

--------------

     (1)  Represents the number of shares subject to outstanding options.

     (2) Based on a price of $10.375 per share, the per share value of the Company's Common Stock at the time of the merger with Allied Capital Corporation on September 26, 2001, minus the associated exercise price. This price does not reflect the sale of STS assets that took place on September 28, 2001.

     EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
                                  ARRANGEMENTS

Upon a change in control of the Company's Nonqualified Deferred Compensation Plan (the "Deferred Compensation Plan"), payment would be provided for all amounts, including accrued investment earnings.

Compensation of the President, Chief Executive Officer and Chairman of the Board of the Company

Mr. Andrien became the Chairman of the Board of the Company ("Chairman") on September 26, 2001. Mr. Andrien has been President and Chief Executive Officer of the Company since April 27, 1999. Mr. Andrien entered into a four-year employment agreement with the Company effective as of the merger with Allied Capital Corporation on September 26, 2001, which term will renew on a year-to-year basis after the initial term, unless the agreement is terminated earlier or not renewed. Within the terms of Mr. Andrien's initial employment agreement with the Company, dated April 27, 1999, a change in control credit of $1,000,000 was made in Mr. Andrien's name to the Deferred Compensation Plan upon the Company's merger with Allied Capital Corporation. The agreement provides for an annual base salary of $343,000, a 2001 bonus of up to 100% of base salary in accordance with performance targets established in January, 2001, and subsequent annual bonuses of up to 100% of base salary for the remainder of the term, subject to performance in accordance with performance criteria determined by the Board each calendar year. During the term, Mr. Andrien will be eligible to participate in the SunSource Inc. 2001 Stock Incentive Plan (the "New Equity Plan"), the 1998 Equity Compensation Plan (the "Existing Equity Plan") and the Deferred Compensation Plan. Mr. Andrien's employment agreement contains a Non-Solicitation covenant for two years following termination of employment with the Company. If Mr. Andrien is terminated without cause in the absence of a change in control involving the Company, then the agreement requires the Company to pay Mr. Andrien his normal base salary and bonus compensation for a period of two years following the termination date. If the Company should undergo a change in control within the terms of the agreement, Mr. Andrien will receive the lump sum equivalent of one year's base compensation and bonus.

A grant of 150,000 non-qualified stock options, at fair market value, was made to Mr. Andrien upon his initial employment with the Company, on April 27, 1999 under the Existing Equity Plan (the "Equity Plan"). The options were fully exercisable at the date of grant. External industry conditions and certain internal events that were in progress at the time of Mr. Andrien's hire resulted in significant reduction of the intended value of the grant. On January 26, 2000 the Compensation Committee of The Board of Directors amended the grant by reducing the number of stock options from 150,000 to 50,000 and issued a grant of 100,000 shares of restricted stock. One-third of the restricted shares vested six months from the date of grant. Vesting of the remaining two-thirds of the restricted shares was based on achievement of certain performance goals. All unvested restricted shares became fully vested upon the merger with Allied Capital Corporation on September 26, 2001.

Compensation of the Senior Vice President of the Company

Mr. Corvino became the Senior Vice President of the Company on September 26, 2001. Mr. Corvino entered into a four-year employment agreement with the Company effective as of the merger with Allied Capital Corporation on September 26, 2001, which term will renew on a year-to-year basis after the initial term, unless the agreement is terminated earlier or not renewed. The agreement provides for an annual base salary of $250,000, 2001 bonus compensation in accordance with performance targets established in January, 2001, and subsequent annual bonuses of up to 80% of base salary for the remainder of the term, subject to performance in accordance with performance criteria determined by the Board each calendar year. During the term, Mr. Corvino will be eligible to participate in the Company's New Equity Plan, Existing Equity Plan and Deferred Compensation Plan. Mr. Corvino's employment agreement contains a Non-Solicitation covenant for two years following termination of employment with the Company. If Mr. Corvino is terminated without cause in the absence of a change in control involving the Company, then the agreement requires the Company to pay Mr. Corvino his normal base salary and bonus compensation for a period of two years following the termination date. If the Company should undergo a change in control within the terms of the agreement, Mr. Corvino will receive the lump sum equivalent of one year's base compensation and bonus.

Compensation of the Chief Executive Officer of The Hillman Group, Inc.

Mr. Hillman became the Chief Executive Officer of The Hillman Group, Inc. on September 26, 2001. Mr. Hillman entered into a four-year employment agreement with the Company effective as of the merger with Allied Capital Corporation on September 26, 2001, which term will renew on a year-to-year basis after the initial term, unless this agreement is terminated earlier or not renewed. The agreement provides for an annual base salary of $350,000, 2001 bonus compensation in accordance with performance targets established in January, 2001, and subsequent annual bonuses of up to 124% of base salary for the remainder of the term, subject to performance in accordance with performance criteria determined by the Board each calendar year. During the term, Mr. Hillman will be eligible to participate in the Company's New Equity Plan, Existing Equity Plan and Deferred Compensation Plan. Mr. Hillman's employment agreement contains Non-Compete and Non-Solicitation covenants for two years following termination of employment with the Company. If Mr. Hillman is terminated without cause in the absence of a change in control involving the Company, then the agreement requires the Company to pay Mr. Hillman his normal base salary and bonus compensation for a period of two years following the termination date. If the Company should undergo a change in control within the terms of the agreement, Mr. Hillman will receive the lump sum equivalent of one year's base compensation and bonus.

Compensation of the Vice Chairman of The Hillman Group, Inc.

Mr. Miller became the Vice Chairman of The Hillman Group, Inc. on September 26, 2001. Mr. Miller entered into a one-year employment agreement with the Company effective as of the merger with Allied Capital Corporation on September 26, 2001, which term will renew on a year-to-year basis after the initial term, unless this agreement is terminated earlier or not renewed. The agreement provides for an annual base salary of $350,000, 2001 bonus compensation in accordance with performance targets established in January, 2001, and subsequent annual bonuses of up to 124% of base salary for the remainder of the term, subject to performance in accordance with performance criteria determined by the Board each calendar year. During the term, Mr. Miller will be eligible to participate in the Company's New Equity Plan, Existing Equity Plan and Deferred Compensation Plan. Mr. Miller's employment agreement contains a two-year Non-Compete and a one-year Non-Solicitation covenant following termination of employment with the Company. If Mr. Miller is terminated without cause in the absence of a change in control involving the Company, then the agreement requires the Company to pay Mr. Miller the normal base salary and bonus compensation that would have been payable until the second anniversary of the effective date of the agreement. On the second anniversary of the agreement effective date, Mr. Miller will receive a Transition Success Bonus of $188,500, provided his duties are performed as expected under the agreement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                           OWNERSHIP OF COMMON SHARES

     The following table shows for (i) each director, (ii) each executive officer named in the summary compensation table, and (iii) all officers and directors as a group, the beneficial ownership of Common Shares as of December 31, 2001.

                                                                               COMMON SHARES
NAME OF BENEFICIAL OWNER                                                    OWNED BENEFICIALLY        PERCENT OF CLASS
------------------------                                                    ------------------        ----------------
DIRECTORS AND EXECUTIVE OFFICERS
Maurice P. Andrien, Jr.                                                           19,880                     *
Joseph M. Corvino                                                                  8,711                     *
Max W. Hillman, Jr.                                                               55,422                     *
Stephen W. Miller                                                                 20,000                     *
James P. Waters                                                                    2,410                     *
All Directors and Executive Officers as a Group (9 persons)                      106,423                    1.5%

The firm identified in the table below has reported that it beneficially owned at December 31, 2001 more than 5% of the outstanding shares of the Common Stock:

OTHER 5% OWNERS :

Allied Capital Corporation 1919 Pennsylvania Avenue, N.W.                         6,890,937                96.5%
Washington, D.C. 20006

---------------
*    Less than 1%

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On September 28, 2001, the Company completed the sale of substantially all of the assets of its SunSource Technology Services business (the "STS Business") to STS Operating, Inc. ("STS OP"), an entity formed by certain officers and managers of the STS Business, Allied Capital Corporation and Easton Hunt Capital Partners, L.P. for the purpose of acquiring the STS Business. The purchase price consisted of preferred stock of STS OP which will continue to be held by the Hillman Group, Inc.

On September 26, 2001, the Company was acquired by Allied Capital Corporation pursuant to the terms and conditions of an Agreement and Plan of Merger dated as of June 18, 2001 (the "Merger Transaction"). In connection with the Merger Transaction, the Company is obligated to pay management fees to a subsidiary of Allied Capital Corporation for management services rendered in the amount of $250,000 for calendar year 2001 and $1,800,000 for each calendar year thereafter. The Company has recorded a management fee charge of $250,000 on its Statement of Operations for the three months ended December 31, 2001. Payment of management fees are due annually after delivery of the Company's annual audited financial statements to the Board of Directors of the Company. There has not been any payment of management fees by the Company since the Merger Transaction.

On June 29, 2001, Allied Capital Corporation purchased an unsecured subordinated note, with an outstanding principal balance of approximately $12,500,000 from a SunSource Inc. creditor for $8,500,000. In connection with the Merger Transaction and the Company's debt refinancing, Allied Capital Corporation exchanged the note for $8,500,000 of the Company's subordinated debt.

On December 28, 2000, the Company issued $30,000,000 of unsecured subordinated notes to Allied Capital Corporation which was amended on September 28, 2001, to increase the existing subordinated debenture to $40,000,000 in conjunction with refinancing the Company's senior debt and to exchange the subordinated note indicated above.

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

                    A Current Report on Form 8-K was filed on March 22, 2002 reporting an other event under Item 5 of Form 8-K (See Exhibit 3.4 hereto)

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

       2.1 Agreement and Plan of Merger dated as of June 18, 2001 by and among Allied Capital corporation, Allied Capital Lock Acquisition Corporation and SunSource Inc. (10) (Exhibit 2.1)

       2.2 Asset Purchase Agreement dated September 28, 2001, by and between SunSource Technology Services, LLC, and STS Operating, Inc. (12) (Exhibit 2.1)

       2.3 Amended and Restated Agreement and Plan of Merger dated as of April 7, 2000 among SunSource Inc., The Hillman Group, Inc., the Hillman Group Acquisition Corp., Axxess Technologies, Inc., and certain security holders of Axxess (6) (Exhibit 2.1)

       2.4 Asset Purchase Agreement dated as of April 12, 2000, among VVP America, Inc., VVP America Acquisition, L.L.C., SunSource Inc., SunSource Investment Company, Inc., Harding Glass, Inc., and SunSub A Inc. (6) (Exhibit 2.2)

       2.5 Financial Statements of Axxess Technologies, Inc., as of December 31, 1999 and 1998. (7) (Item 7)

       2.6 Contribution Agreement by and among SunSource Inc., SunSource Industrial Services Company, Inc., KAR Products Inc., A & H Holding Company, Inc., SunSource Canada Investment Company, A. &
              H. Bolt & Nut Company Limited and GC-Sun Holdings, L.P. dated as of February 10, 2000 (5) (Exhibit 2.1)

       2.7 Amendment No. 1 to Contribution Agreement by and among SunSource Inc., SunSource Industrial Services Company, Inc., Kar Products LLC (as successor by merger to Kar

              Products, Inc.), A&H Holding Company, Inc., SunSource Canada Investment Company, A. & H. Bolt & Nut Company Limited and GC-Sun Holdings, L.P. dated as of March 2, 2000. (5) (Exhibit 2.2)

       2.8 Asset Purchase Agreement by and among Lawson Products, Inc., ACS/SIMCO, Inc. and SunSource Inc. and certain subsidiaries dated as of July 1, 1999. (8) (Exhibit 2.3)

       2.9 Agreement and Plan of Conversion dated as of July 31, 1997 (2) (Exhibit 2.1)


       3.1 Amended and Restated bylaws as adopted by the Corporation's stockholders as of September 26, 2001 (13) (Exhibit 3.1)

       3.2    Amended and Restated Certificate of Incorporation of the Company
              (3) (Exhibit 3.1)

       3.3** Amendment to Amended and Restated Certificate of Incorporation of the Company.

       4.1    Form of Stockholders Agreement (11) (Exhibit d5)

       4.2    Amended and Restated Declaration of Trust (3) (Exhibit 4.1)

       4.3 Indenture between the Company and the Bank of New York (3) (Exhibit 4.2)

       4.4    Preferred Securities Guarantee (3) (Exhibit 4.3)

       4.5 Rights Agreement between the Company and the Registrar and Transfer Company (3) (Exhibit 10.5)

       10.1 Credit Agreement dated as of September 28, 2001, by and among The Hillman Group, Inc., as Borrower and Heller Financial, Inc., as Agent, an Issuing Lender and a Lender and Antares Capital Corporation, General Electric Capital Corporation and Madison Capital Funding LLC each as a Co-Agent and the other financial institutions party hereto as lenders. (13) (Exhibit 10.1)

       10.2 First Amended and Restated Investment Agreement by and among SunSource Inc., SunSource Investment Company, Inc., The Hillman Group, Inc., and Allied Capital Corporation dated September 28, 2001. (13) (Exhibit 10.2)

       10.3   SunSource Inc. 2001 Stock Incentive Plan. (13) (Exhibit 10.3)

       10.4 Termination Agreement dated as of June 18,2001 by and among SunSource, Lehman Brothers, Donald T. Marshall, John P. McDonnell, Norman V. Edmonson, Harold Cornelius, Max W. Hillman, Joseph P. Corvino and the respective S corporations of Marshall, McDonnell, Edmonson, Cornelius, Hillman and Corvino. (11) (Exhibit d6)

       10.5* Employment Agreement by and between SunSource Inc. and Maurice P. Andrien, Jr. entered into June 18, 2001. (11) (Exhibit e1)

       10.6* Employment Agreement by and between SunSource Inc. and Stephen W. Miller entered into June 18, 2001 (11) (Exhibit e2)

       10.7* Employment Agreement by and between SunSource Inc. and Joseph M. Corvino entered into June 18, 2001. (13) (Exhibit 10.7)

       10.8* Employment Agreement by and between SunSource Inc. and Max. W. Hillman entered into June 18, 2001. (13) (Exhibit 10.8)

       10.9* SunSource Inc. Nonqualified Deferred Compensation Plan dated as of August 1, 2000. (9) (Exhibit 10.1)

       10.10 Investment Agreement entered into as of December 28, 2000 by and among SunSource Technology Services, Inc., SunSource Investment Company, Inc., SunSub A, Inc., the Hillman Group, Inc., Axxess Technologies, Inc., SunSource Corporate Group, Inc., SunSource Industrial Services, Inc., SunSource inventory Management Company, Inc., A&H Holding Co., SunSub C, Inc., SunSub Holdings, L.L.C. and Allied Capital Corporation. (9) (Exhibit 10.8)

       10.11 1998 Equity Compensation Plan - Amendment to Nonqualified Stock Option Grant dated as of January 26, 2000. (8)(Exhibit 10.1)

       10.12 1998 Equity Compensation Plan - Restricted Stock Grant dated as of January 26, 2000. (8) (Exhibit 10.2)

       10.13 Employment Agreement between SunSource Inc. and Donald T. Marshall dated as of April 28, 1999. (8) (Exhibit 10.5)

       10.14* SunSource Inc. 1998 Equity Compensation Plan (1) Exhibit 10.1

       10.15* SunSource Inc. Stock Compensation Plan for Non-Employee Directors
              (1) Exhibit 10.2

                         SUBSIDIARIES OF THE REGISTRANT

**21.1 Subsidiaries (As of December 31, 2001)

**21.2 Subsidiaries (As of March 25, 2002)

                       CONSENT OF INDEPENDENT ACCOUNTANTS

**23.1 Consent of PricewaterhouseCoopers LLP

  ________________________


       (1) Filed as an exhibit to Quarterly Report on Form 10-Q for the Quarter ended March 31, 1998.

       (2) Filed as an exhibit to Registration Statement No. 333-19077 on Form S-4.

       (3) Filed as an exhibit to Registration Statement No. 333-44733 on Form S-2.

       (4) Filed on March 31, 1994, as an exhibit to Annual Report on Form 10-K for the year ended December 31, 1993.

       (5)    Filed on March 17, 2000 as an exhibit to Current Report on Form
              8-K.

       (6)    Filed on April 24, 2000 as an exhibit to Current Report on Form
              8-K.

       (7) Filed on May 11, 2000 as Item 7 to Current Report on Amendment No. 1 to Form 8-K originally filed on April 24, 2000.

       (8) Filed on March 30, 2000 as an exhibit to Annual Report on Form 10-K for the year ended December 31, 1999.

       (9) Filed on April 2, 2001 as an exhibit to Annual Report on form 10-K for the year ended December 31, 2000.

       (10) Filed on June 21, 2001 as an exhibit to the Current Report on form 8-K filed on June 21, 2001.

       (11) Filed as a exhibit to Schedule 13E-3 filed on July 11, 2001, as amended.

       (12) Filed as an exhibit to the Current Report on Form 8-K filed on October 15, 2001.

       (13) Filed as an exhibit to Quarterly Report on form 10-Q for the Quarter ended September 30, 2001.

              * Management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 14(c) of this report.

              ** Filed herewith.

REPORTS ON FORM 8-K.

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

       A Current Report on Form 8-K was filed on March 22, 2002 reporting an other event under Item 5 of Form 8-K (See exhibit 3.4 hereto)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   THE HILLMAN COMPANIES, INC.

Date:  March 25, 2002                   By:/s/ Maurice P. Andrien, Jr.
                                        ------------------------------
                                               Maurice P. Andrien, Jr.
                                        Title: Chief Executive Officer

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

         Signature                                   Capacity                           Date
         ---------                                   --------                           ----
/s/ Maurice P. Andrien, Jr.                Principal Executive                   March 25, 2002
------------------------------
Maurice P. Andrien, Jr.                    Officer and Director




/s/ Joseph M. Corvino                      Principal Financial                   March 25, 2002
------------------------------
Joseph M. Corvino                          Officer




/s/ Edward L. Tofani                       Principal Accounting                  March 25, 2002
------------------------------
Edward L. Tofani                           Officer




/s/ Max W. Hillman, Jr.                    Director                              March 25, 2002
------------------------------
Max W. Hillman, Jr.

         Signature                                   Capacity                           Date
         ---------                                   --------                           ----
/s/ Stephen W. Miller                     Director                               March 25, 2002
------------------------------
Stephen W. Miller

/s/ James C. Powell                       Director                               March 25, 2002
------------------------------
James C.  Powell

/s/ Daniel L. Russell                     Director                               March 25, 2002
------------------------------
Daniel L. Russell

/s/ William L. Walton                     Director                               March 25, 2002
------------------------------
William L. Walton

/s/ G. Cabell Williams, III               Director                               March 25, 2002
------------------------------
G. Cabell Williams, III