Form 10-Q
period 2002-03-31
HILLMAN COMPANIES INC
filed 2002-05-15
CIK 1029831

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

Commission file number 1-13293

The Hillman Companies, Inc. (formerly SunSource, Inc.)

(Exact name of registrant as specified in its charter)

Delaware	23-2874736

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10590 Hamilton Avenue Cincinnati, Ohio	45231

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (513) 851-4900

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered

11.6% Junior Subordinated Debentures Preferred Securities Guaranty Preferred Share Purchase Rights	None

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

     YES                NO    X

On May 14, 2002 there were 7,138,665 Common Shares issued and outstanding by the Registrant and 4,217,724 Trust Preferred Securities issued and outstanding by the Hillman Group Capital Trust (formerly SunSource Capital Trust). The Trust Preferred Securities trade on the American Stock Exchange.

THE HILLMAN COMPANIES, INC.

INDEX

PART I. FINANCIAL INFORMATION	PAGE(S)
Item 1. Consolidated Financial Statements
Consolidated Balance Sheets as of March 31, 2002 (Unaudited) and December 31, 2001	3
Consolidated Statements of Operations for the Three Months ended March 31, 2002 and 2001 (Unaudited)	4
Consolidated Statements of Cash Flows for the Three Months ended March 31, 2002 and 2001 (Unaudited)	5
Notes to Consolidated Financial Statements (Unaudited)	6-11
Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations	12-18
Item 3. Quantitative and Qualitative
Disclosures About Market Risk	18
PART II. OTHER INFORMATION	19
SIGNATURES	20

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	March 31,
	2002	December 31,
ASSETS	(Unaudited)	2001

Current assets:
Cash and cash equivalents	$1,652	$2,059
Restricted investments	1,142	1,187
Accounts receivable, net	34,998	28,399
Inventories	48,624	49,937
Deferred income taxes	9,136	9,136
Other current assets	5,786	5,868

Total current assets	101,338	96,586
Property and equipment, net	54,802	55,285
Goodwill and other intangibles, net	132,767	133,138
Deferred income taxes	26,138	25,443
Restricted investments	6,331	7,462
Other investments	16,357	16,185
Deferred financing fees	5,540	5,536
Other assets	4,711	4,929

Total assets	$347,984	$344,564

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,680	$17,124
Current portion of senior term loans	4,125	3,813
Current portion of capitalized lease obligations	56	74
Deferred income tax liability	31	31
Accrued expenses:
Salaries and wages	2,091	5,337
Income and other taxes	1,884	2,014
Deferred compensation	1,142	1,187
Other accrued expenses	15,869	15,427

Total current liabilities	44,878	45,007
Long term senior term loans	49,125	50,312
Bank revolving credit	41,177	34,052
Long term capitalized lease obligations	236	248
Long term unsecured subordinated notes	40,703	40,240
Deferred compensation	6,331	7,462
Deferred income tax liability	4,603	4,603
Other non-current liabilities	6,642	7,122

Total liabilities	193,695	189,046

Guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	102,137	102,104

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par, 1,000,000 shares authorized, none outstanding		—
Common stock, $.01 par, 20,000,000 shares authorized, 7,138,665 issued and outstanding	71	71
Additional paid-in capital	56,252	56,252
Accumulated deficit	(4,171)	(2,909)
Accumulated other comprehensive income	—	—

Total stockholders’ equity	52,152	53,414

Total liabilities and stockholders’ equity	$347,984	$344,564

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
FOR THE THREE MONTHS ENDED,
(dollars in thousands)

	Successor	Predecessor

	March 31,	March 31,
	2002	2001

Net sales	$63,425	$109,929
Cost of sales	28,475	64,960

Gross profit	34,950	44,969

Operating expenses:
Selling, general and administrative expenses	26,549	37,700
Depreciation	3,083	3,045
Amortization	370	903

Total operating expenses	30,002	41,648

Management fee expense	(450)	—
Other income (expense)	52	(369)

Income from operations	4,550	2,952
Interest expense, net	3,450	3,215
Distributions on guaranteed preferred beneficial interests	3,057	3,058
Equity in earnings of affiliate (Note 2)	—	501

Loss before income tax benefit	(1,957)	(2,820)
Income tax benefit	(695)	(191)

Net loss	$(1,262)	$(2,629)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE THREE MONTHS ENDED,
(dollars in thousands)

	Successor	Predecessor

	March 31,	March 31,
	2002	2001

Cash flows from operating activities:
Net loss	$(1,262)	$(2,629)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	3,453	3,948
Equity in earnings of affiliate	—	(501)
Deferred income tax benefit	(695)	(356)
Changes in current operating items:
Increase in accounts receivable	(6,599)	(6,662)
Decrease in inventories	1,313	419
Decrease in income taxes receivable	—	27
Increase in other current assets	(70)	(299)
Increase in accounts payable	2,556	63
Decrease in other accrued liabilities	(2,666)	(3,458)
Other items, net	102	828

Net cash used for operating activities	(3,868)	(8,620)

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	444
Capital expenditures	(2,600)	(3,342)
Other, net	89	(643)

Net cash used for investing activities	(2,511)	(3,541)

Cash flows from financing activities:
Repayments of senior term loans	(1,187)	—
Borrowings of revolving credit loans, net	7,125	12,173
Borrowings of unsecured subordinated notes	312	—
Principal payments under capitalized lease obligations	(30)	(241)
Financing fees, net	(248)	—
Repayments under other credit facilities, net	—	(204)

Net cash provided by financing activities	5,972	11,728

Net decrease in cash and cash equivalents	(407)	(433)
Cash and cash equivalents at beginning of period	2,059	2,811

Cash and cash equivalents at end of period	$1,652	$2,378

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

1.     Basis of Presentation:

The accompanying financial statements include the consolidated accounts of The Hillman Companies, Inc., (the “Company”), formerly SunSource Inc., and its indirect, wholly owned subsidiaries including an investment trust, Hillman Group Capital Trust (the “Trust”) formerly SunSource Capital Trust. Also, the Company has minority investments in two affiliates, GC-Sun Holdings, L.P., operating as Kar Products, and STS Operating, Inc., its former SunSource Technology Services subsidiary (“STS” or “Technology Services”). See Note 2, Contribution of Subsidiaries/Acquisitions/Divestitures and Note 5, Subsequent Events. All significant intercompany balances and transactions have been eliminated.

On September 26, 2001, SunSource Inc. (“SunSource”) was acquired by Allied Capital Corporation (“Allied Capital”) pursuant to the terms and conditions of an Agreement and Plan of Merger dated as of June 18, 2001, by and among Allied Capital, Allied Capital Lock Acquisition Corporation and SunSource (the “Merger Transaction”). Certain members of management and other stockholders continued as stockholders of the Company after the merger. The total transaction value was $74,027, consisting of the cash purchase price paid for the outstanding common stock of the Company aggregating $71,494 and management’s common shares valued at $2,533. The Company was the surviving entity in the merger and organized as an independently managed, privately held portfolio company of Allied Capital.

On September 28, 2001, the Company refinanced its $115 million bank revolving credit and $21.5 million term loan with $105 million in senior secured credit facilities (the “Refinancing”).

The Company’s Statements of Operations and Cash Flows for the periods presented prior to the September 28, 2001 Merger Transaction are referenced herein as the predecessor financial statements (the “Predecessor” or “Predecessor Financial Statements”). The Company’s Consolidated Balance Sheet as of March 31, 2002 and December 31, 2001, Statement of Operations and Cash Flow for the three months ended March 31, 2002 are referenced herein as the successor financial statements (the “Successor” or “Successor Financial Statements”). The Successor Financial Statements include the effects of the Merger Transaction and related transactions completed subsequent to the Merger Transaction, including the Refinancing and sale of the Technology Services subsidiary.

The accompanying Successor Financial Statements reflect the allocation of the aggregate purchase price of $74,027 to the assets and liabilities of the Company based on fair values at the date of the merger in accordance with Accounting Principles Board Opinion #16, Accounting for Business Combinations for transactions initiated prior to June 30, 2001.

The accompanying unaudited consolidated condensed financial statements present information in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. Management believes the financial statements include all normal recurring accrual adjustments necessary for a fair presentation. Operating results for the three months ended March 31, 2002 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report for the year ended December 31, 2001.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

1.     Basis of Presentation, continued:

Goodwill and Other Intangible Assets

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, effective January 1, 2002. Under SFAS No. 142, goodwill and certain other intangible assets are no longer amortized but are reviewed for impairment. In connection with the adoption of SFAS No. 142, the Company has completed the first step of the transitional goodwill impairment test, which requires the Company to compare the fair value of its reporting units to the carrying value of the net assets of the respective reporting units as of January 1, 2002. Based on this analysis, the Company has concluded that no impairment existed at the time of adoption, and, accordingly, the Company has not recognized any transitional impairment loss.

Results for periods prior to the adoption of SFAS 142 have not been restated to reflect the effect of discontinuing goodwill amortization. The following table reconciles the reported net loss to results that would have been reported if SFAS 142 had been adopted as of January 1, 2001.

	Three Months Ended March 31

	2002	2001

Reported net loss	$(1,262)	$(2,629)
Goodwill amortization, net of income taxes	0	531

Adjusted net loss	$(1,262)	$(2,098)

Intangible assets subject to amortization included in goodwill and other intangible assets consisted of the following at March 31, 2002:

	Carrying Amount	Accumulated Amortization

Trademarks	$6,500	$520
Patents	7,700	1,925
Other	1,250	823

Total	$15,450	$3,268

Amortization expense for intangible assets for the quarter ended March 31, 2002 was $0.4 million. Amortization expense for the next five years is estimated to be as follows:

Year Ended
December 31	Amount

2002	$1,485
2003	$1,437
2004	$1,239
2005	$1,223
2006	$1,222

2.     Contribution of Subsidiaries/Acquisitions/Divestitures:

On March 2, 2000, the Company contributed the interests in its Kar Products, Inc. and A & H Bolt & Nut Company Limited operations (collectively, the “Kar” or “Kar Products” business) to a newly-formed partnership affiliated with Glencoe Capital, L.L.C. (“Glencoe”). Glencoe contributed cash equity to the new partnership, GC-Sun Holdings L.P. (“G-C”). The Company received $105,000 in cash proceeds from the transaction through repayment of assumed debt by G-C and retained a minority ownership in G-C. Affiliates of Glencoe hold a controlling interest in G-C.

On April 13, 2002, the Company entered into a Unit Repurchase Agreement with G-C, pursuant to which G-C exercised its call right under the G-C partnership agreement to purchase the Company’s interest in G-C. Upon closing of the transaction, the Company expects to receive a $10 million subordinated note from G-C. The Company expects the transaction to close in the second quarter of 2002, subject to certain closing conditions.

Prior to the Merger Transaction, the Company had an investment in G-C of $2,207. As of March 31, 2002, the Company’s consolidated balance sheet includes $10,000 in other investments which represents the Company’s investment in G-C at fair value. This value reflects a step-up in the investment from its carrying value immediately prior to the Merger Transaction.

On September 28, 2001, the Company sold substantially all of the assets of its Technology Services subsidiary. The sales price aggregated $25,546 in cash and preferred stock, subject to post-closing adjustments, plus the assumption of certain liabilities by the buyer. The sale of assets resulted in no gain or loss on the sale transaction because the assets and liabilities of Technology Services were recorded at fair value in conjunction with the Merger Transaction. As of March 31, 2002, the Company’s consolidated balance sheet includes $6,357 in other investments related to the Company’s investment in the preferred stock of the buyer of the Technology Services business. The cash proceeds from the sale were distributed to Allied Capital and certain members of management, who are the remaining common shareholders of the Company.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

2.     Contribution of Subsidiaries/Acquisitions/Divestitures, continued:

The following disclosures indicate the Company’s estimate of pro forma financial results for the quarter ended March 31, 2001 had the sale of the Technology Services subsidiary and the Company’s Refinancing been consummated on January 1, 2000:

Net Sales	$57,001
Net Income	$(2,360)

On September 26, 2001, SunSource was acquired by Allied Capital pursuant to the terms and conditions of an Agreement and Plan of Merger dated as of June 18, 2001, the Merger Transaction. Certain members of management and other stockholders continued as stockholders of the Company after the merger. The total transaction value was $74,027, consisting of the cash purchase price paid for the outstanding common stock of the Company aggregating $71,494 and management’s common shares valued at $2,533. The Company was the surviving entity in the merger and organized as an independently managed, privately held portfolio company of Allied Capital. See Note 1, Basis of Presentation.

3.     Contingencies:

On February 27, 1996, a lawsuit was filed against the Company by the buyer, R&B, Inc., of its Dorman Products division for alleged misrepresentation of certain facts by the Company upon which the buyer allegedly based its offer to purchase Dorman. On May 1, 2002, the Company settled this litigation in conjunction with the purchase of certain assets of the Lowe’s specialty fastener business from R&B, Inc. (see Note 5, Subsequent Events). The settlement amount was fully reserved on the Company’s balance sheet as of March 31, 2002.

Certain other legal proceedings are pending which are either in the ordinary course of business or incidental to the Company’s business. Those legal proceedings incidental to the business of the Company are generally not covered by insurance or other indemnity.

In the opinion of management, the ultimate resolution of the pending litigation matters will not have a material effect on the consolidated financial position, operations or cash flows of the Company.

4.     Segment Information:

The Successor is organized as a single business segment and the Predecessor has two reportable segments (see Note 1, Basis of Presentation) which were disaggregated based on the products and services provided, markets served, marketing strategies and delivery methods. The Successor and the Predecessor each measure profitability and allocate corporate resources based on each segment’s Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) which is defined as income from operations before depreciation and amortization.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

4.     Segment Information, continued:

Following is a tabulation of segment information for the three months ended March 31, 2002 and 2001. Corporate information is included to reconcile segment data to the consolidated financial statements.

	For the Three Months Ended
	March 31, 2002	March 31, 2001

	(Successor)	(Predecessor)
Net Sales
Hillman Group	$63,425	$57,001
Technology Services	—	52,928

Consolidated net sales — business segments	$63,425	$109,929

EBITDA
Hillman Group	$9,155	$8,597
Technology Services	—	(422)

EBITDA — business segments	$9,155	$8,175

Reconciliation of Segment Profit to
Income (loss) Before Income Taxes
Segment Profit — EBITDA	$9,155	$8,175
Depreciation	(3,083)	(3,045)
Amortization	(370)	(903)
Management fee expense	(450)	—
Dividend Income — STS Operating, Inc.	172	—
Corporate expenses	(874)	(1,275)

Income from operations	4,550	2,952
Equity in earnings of affiliate	—	501
Interest expense, net	(3,450)	(3,215)
Distributions on guaranteed preferred beneficial interests	(3,057)	(3,058)

Income (loss) before income taxes	$(1,957)	$(2,820)

5.     Subsequent Events:

On May 1, 2002 the Company purchased certain assets of the Lowe’s specialty fastener business from R&B, Inc. In connection with this transaction, the Company settled litigation filed by R&B, Inc. in February 1996 related to the Company’s sale of the Dorman Products division (See Note 3, Contingencies). Cash consideration for these transactions and litigation settlement totaled $7.5 million.

On May 1, 2002 the Senior Credit Agreement was amended to provide an additional $10 million of availability under the revolving credit facility and to increase the $20 million term loan expiring September 27, 2006 by $15 million. In addition to funding the transactions described above, the cash proceeds and additional availability will be used to finance the planned expansion and automation of the Company’s distribution facilities.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

5.     Subsequent Events, continued:

In December 1999, the Company froze the benefit accruals under the Technology Services defined benefit retirement plan (the “STS Plan”), resulting in a curtailment gain of $5,608. In December 2000, the STS Plan was merged with another Company owned plan which was held for certain divested operations, and the Company terminated the merged plans as of December 31, 2000 resulting in a pre-tax loss of $4,279. In April 2002, the settlement of the STS Plan was completed and the Company received cash proceeds from plan assets in excess of settlement obligations totaling $3,903. The Company will recognize a favorable income adjustment of $1,231 in the second quarter of 2002 to its previously recorded estimated loss on termination as a result of final settlement of the STS Plan.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following discussion provides information which management believes is relevant to an assessment and understanding of the Company’s operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

General

The Hillman Companies, Inc. (“Hillman” or the “Company”), formerly SunSource Inc. (“SunSource”) is one of the largest providers of value-added merchandising services and hardware-related products to retail markets in North America. Also, the Company has minority investments in two affiliates, GC-Sun Holdings, L.P., operating as Kar Products, and STS Operating, Inc., the former SunSource Technology Services business.

The Company through its wholly owned subsidiary, The Hillman Group, Inc. (the “Hillman Group”) provides merchandising services and hardware and related products, such as, fasteners and similar items, key duplication equipment, keys and related accessories and identification equipment and items to retail outlets, primarily hardware stores, home centers and mass merchants.

Merger Transaction

On September 26, 2001, SunSource was acquired by Allied Capital Corporation (“Allied Capital”) pursuant to the terms and conditions of an Agreement and Plan of Merger dated as of June 18, 2001 (the “Merger Transaction”). Certain members of management and other stockholders continued as stockholders of the Company after the merger. The total transaction value was $74.0 million or $10.375 per SunSource common share, consisting of the cash purchase price paid for the outstanding common stock of the Company aggregating approximately $71.5 million and management’s common shares valued at approximately $2.5 million. SunSource was the surviving entity in the merger and organized as an independently managed, privately held portfolio company of Allied Capital.

In connection with the Merger Transaction, on September 28, 2001, the Company completed the sale of substantially all of the assets of its SunSource Technology Services business (the “STS Business”) to STS Operating, Inc. (“STS OP”), an entity formed by certain officers and managers of the STS Business, Allied Capital and Easton Hunt Capital Partners, L.P. for the purpose of acquiring the STS Business. The purchase price aggregated approximately $25.5 million in cash and preferred stock, subject to post-closing adjustments plus the assumption of certain liabilities. The equity investment in STS OP will continue to be held by the Hillman Group.

The Company’s operations for the periods presented prior to September 30, 2001 are referenced herein as the predecessor operations (the “Predecessor” or “Predecessor Operations”). The Company’s operations for the period presented since the Merger Transaction are referenced herein as the successor operations (the “Successor” or “Successor Operations”) and include the effects of the Merger Transaction and related transactions completed subsequently, including the Company’s debt refinancing and sale of the STS business (see Financing Arrangements below).

Financing Arrangements

On September 28, 2001, the Company refinanced its $115 million bank revolving credit and $21.5 million term loan with $105 million in senior secured credit facilities (the “Refinancing”). The new senior debt arrangement has a $50 million revolving credit line and a $20 million term loan that expires on September 27, 2006 and a $35 million term loan that expires on September 27, 2008. As of March 31, 2002, the outstanding balance of the term loans aggregated $53.25 million.

On May 1, 2002, the Senior Credit Agreement was amended to provide an additional $10 million of availability under the revolving credit facility and to increase the $20 million term loan expiring September 27, 2006 by $15 million. Proceeds of the additional financing were used to finance the purchase of the specialty fastener business of Lowe’s, Inc. from R&B, Inc., the settlement of litigation with R&B, Inc., and the planned expansion and automation of the Company’s distribution facilities.

On December 28, 2000, the Company issued $30 million of unsecured subordinated notes to Allied Capital and issued an additional $10 million of these notes to Allied Capital on September 28, 2001 in conjunction with the Refinancing noted above (the “Amended Subordinated Debt Issuance”). The majority of the cash proceeds generated from the Amended Subordinated Debt Issuance were used to repay at a discount an unsecured subordinated note issued in connection with the consummation of the acquisition of Axxess Technologies.

Results of Operations

Segment Sales and Profitability for the Three Months Ended March 31, 2002 and 2001

(dollars in thousands)

	Successor		Predecessor

	March 31, 2002		March 31, 2001

		% OF		% OF
Sales	AMOUNT	TOTAL	AMOUNT	TOTAL

Hillman Group — Ongoing Operations	$63,425	100.0%	$57,001	100.0%
Technology Services	—		52,928

Consolidated Net Sales	$63,425		$109,929

		% OF		% OF
Gross Profit		SALES		SALES

Hillman Group — Ongoing Operations	$34,950	55.1%	$32,185	56.5%
Technology Services	—		12,784

Consolidated Gross Profit	$34,950		$44,969

EBITDA

Hillman Group	$9,155	14.4%	$8,597	15.1%
Management fee expense	(450)	(0.7%)	—
Dividend income — STS Operating, Inc.	172	0.3%	—
Corporate expenses	(874)	(1.4%)	(1,275)	(2.2%)

Consolidated EBITDA — ongoing operations (a)	$8,003	12.6%	$7,322	12.8%
Technology Services	—		(422)
Equity in earnings of affiliate (b)	—		501

Consolidated EBITDA	$8,003		$7,401

(a)	“EBITDA” (earnings before interest, taxes, depreciation and amortization) is defined as income (loss) from ongoing operations before depreciation and amortization.

(b)	Represents equity in earnings from the Company’s Kar Products, Inc. and A & H Bolt & Nut Company, Limited business (collectively, the “affiliate”) which was contributed on March 2, 2000 to a newly formed partnership affiliated with Glencoe Capital L.L.C.

The comparison of operating results for the periods presented below reflect ongoing operations only (the Hillman Group and Corporate Expenses). Excluded from this discussion are the operating results of the sold STS Business as identified in the preceding Results of Operations Table.

Three Months Ended March 31, 2002 and 2001

Net sales from the Hillman Group ongoing operations increased $6.4 million or 11.3% in the first quarter of 2002 to $63.4 million from $57.0 million in 2001. Hillman entered into a supply agreement in April 2001 to provide fastener related products to 360 Lowe’s, Inc (“Lowe’s”) stores. In September 2001, Hillman was named the exclusive, chain-wide supplier of fastener related products for all 700 Lowe’s locations. Fastener sales to Lowe’s represented $4.3 million of the $6.4 million total sales increase in the first quarter. Sales to other national accounts including Home Depot, Wal*Mart, Petsmart, and Tractor Supply increased by an aggregate $1.2 million in the first quarter of 2002 compared to the first quarter of 2001, primarily as a result of new store growth. In addition, franchise and independent (“F&I”) accounts increased $0.9 million over the comparable period in 2001. These F&I accounts are typically individual dealers who are members of larger cooperatives, such as TruServ, Ace, and Do-It-Best.

The Hillman Group’s gross margin was 55.1% in the first quarter of 2002 compared with 56.5% in the first quarter of 2001. The large increase in sales volume to Lowe’s and other large national accounts described above and the resultant shift in sales mix contributed to the 1.4% decline in gross margin in the comparison period.

The Company’s selling, general and administrative expenses (“S,G&A”) from ongoing operations increased $2.0 million or 8.2% from $24.5 million in the first quarter of 2001 to $26.5 million in the first quarter of 2002. Selling expenses increased $1.3 million or 10.4% primarily as a result of servicing costs at new national account stores. Warehouse and delivery expenses increased $1.1 million or 17.9% as a result of increased freight and labor costs from new business. General and administrative expenses decreased by $0.4 million or 7.0% primarily as a result of reduced corporate expenses.

Total S,G&A expenses from ongoing operations expressed as a percentage of sales compared with the first quarter of 2001 are as follows:

	Three Months ended March 31,

As of a % of Sales	2002	2001

Selling Expenses	22.3%	22.4%
Warehouse and Delivery Expenses	11.2%	10.6%
General and Administrative Expenses	8.4%	10.0%

Total S,G&A Expenses	41.9%	43.0%

EBITDA from ongoing operations after corporate expenses for the first quarter of 2002 was $8.0 million compared with $7.3 million for the same prior-year period, representing an increase of 9.6%.

The Company’s consolidated operating profit margin from ongoing operations (EBITDA as a percentage of sales) after corporate expenses decreased slightly to 12.6% in the first quarter of 2002 compared with 12.8% in 2001. The decrease was primarily the result of pricing pressures and from costs associated with the opening and servicing of a large number of new national account customer locations.

Depreciation expense from ongoing operations increased $0.5 million to $3.1 million in the first quarter of 2002 from $2.6 million in the same quarter of 2001 primarily as a result of an increase in the depreciable fixed asset base in connection with the production of new key duplication machines used for national accounts.

Amortization expense from ongoing operations decreased $0.4 million to $0.4 million in the first quarter of 2002 from $0.8 million in the first quarter of 2001. The decrease in amortization was the result of an accounting standard change which discontinued the recognition of amortization expense on goodwill from the Company’s acquisitions.

Interest expense, net from ongoing operations increased $0.3 million to $3.5 million in the first quarter of 2002 from $3.2 million in the same period of 2001. The increase was primarily the result of an increase in borrowings needed to finance the Company’s higher seasonal working capital requirements in the first quarter.

The Company has recorded a management fee charge of $0.45 million for the three months ended March 31, 2002. In connection with the Merger Transaction, the Company is obligated to pay management fees to a subsidiary of Allied Capital for management services rendered in the amount of $1.8 million for calendar years subsequent to 2001. Payment of management fees are due annually after delivery of the Company’s annual audited financial statements to the Board of Directors of the Company.

The Company pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.2 million per annum in the aggregate. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. For the three months ended March 31, 2002 and 2001, the Company paid $3.1 million in interest on the Junior Subordinated Debentures, equivalent to the amounts distributed by the Trust on the Trust Preferred Securities.

The Company is subject to federal, state and local income taxes on its domestic operations and foreign income taxes on its Canadian operation as accounted for in accordance with Statement of Financial Accounting Standard (“SFAS”) 109, “Accounting for Income Taxes.” Deferred income taxes represent differences between the financial statement and tax basis of assets and liabilities as classified on the Company’s balance sheet. The Company recorded a tax benefit for income taxes of $0.7 million on a pre-tax loss of $2.0 million in the first quarter of 2002. The effective tax rate in the first quarter of 2002 was 35.5% compared to 6.8% in the first quarter of 2001. The effective tax rate in the first quarter of 2001 was significantly below the Company’s statutory tax rate primarily due to non-deductible goodwill and other items related to acquisition and divestiture activities.

Cash Flows

The statements of cash flows reflect the changes in cash and cash equivalents for the three months ended March 31, 2002 and 2001 by classifying transactions into three major categories: operating, investing and financing activities.

Operating Activities

The Company’s main source of liquidity is cash generated from operating activities consisting of net earnings from operations adjusted for non-cash operating items such as depreciation and changes in operating assets and liabilities such as receivables, inventories and payables.

Cash used in operating activities for the first quarter of 2002 was $3.9 million compared to $8.6 million in the prior year quarter. The change in the current quarter was primarily due to improved earnings in The Hillman Group and the elimination of losses and working capital associated with the STS Business sold in September 2001.

Investing Activities

The principal recurring investing activities are property additions for key duplicating machines and property and equipment. Net property additions for the first three months of 2002 were $2.6 million compared to $3.3 million in the comparable prior year period. The decline in capital expenditures in the first quarter of 2002 compared to the year earlier period is primarily the result of the rollout of new key duplicating machines to Home Depot which began in the first quarter of 2001. The placement of new key machines in Home Depot was substantially completed in 2001.

Financing Activities

Net borrowings under the Company’s senior credit facilities of $6.0 million for the three months ended March 31, 2002 decreased $5.7 million from the comparable prior year period as a result primarily of improved cash flow from operations. See Operating Activities noted above.

Liquidity and Capital Resources

The Company’s working capital position of $56.5 million at March 31,2002 represents an increase of $4.9 million from the December 31, 2001 level of $51.6 million primarily as a result of the seasonal increase in accounts receivable of $6.6 million offset by an increase in accounts payable of $2.6. The Company’s current ratio increased to 2.26x at March 31, 2002 from 2.15x at December 31, 2001.

As of May 2, 2002, the Company had $24.4 million available under its secured credit facilities. The Company had approximately $94.8 million of outstanding debt under its secured credit facilities at March 31, 2002, consisting of $53.3 million in term loans, $41.2 million in revolving credit borrowings and $0.3 million in capitalized lease obligations. The term loans consisted of a $34.8 million Term B Loan (the “Term Loan B”) currently at a three (3) month LIBOR rate of 5.63% and a $18.5 million Term A loan (the “Term Loan A”) currently at a three (3) month LIBOR rate of 5.13%. The revolver borrowings (the “Revolver”) consist of $30.0 million currently at a six (6) month LIBOR rate of 5.63%, $7.0 million at a three (3) month LIBOR rate of 5.31% and $4.2 million at an effective rate of 6.75%. The capitalized lease obligations were at various interest rates.

The Company increased its revolving credit facility by $10 million and its Term A Loan by $15 million on May 1, 2002 to finance the asset purchase of the Lowe’s specialty fastener business and to provide capital to fund the Company’s planned expansion and automation of its distribution facilities.

The Company’s net interest coverage ratio from continuing operations for the three months ended March 31, 2002 increased to 0.70X (earnings before interest, distributions on trust preferred securities and income taxes, over net interest expense and distributions on trust preferred securities), from 0.55X in the 2001 comparison period as a result of increased earnings.

Interest on the Amended Subordinated Debt Issuance of $40 million which matures September 29, 2009 is at a fixed rate of 18.0% per annum, with cash interest payments being required on a quarterly basis at a fixed rate of 13.5% commencing November 15, 2001. The outstanding principal balance of the Amended Subordinated Debt Issuance shall be increased on a quarterly basis at the remaining 4.5% fixed rate (the “PIK Amount”). All of the PIK Amounts are due on the fifth anniversary of the Amended Subordinated Debt Issuance. As of March 31, 2002, the outstanding Amended Subordinated Debt Issuance including the PIK Amounts was $40.7 million.

In accordance with the Company’s senior credit agreement, Hillman must maintain its fixed charge coverage at all times in excess of 1.05x through December 31, 2002 and 1.10x thereafter to continue monthly distributions on its Trust Preferred Securities ($1.0 million per month). Hillman’s fixed charge coverage was 1.27x for the twelve month period ended March 31, 2002. The fixed charge test measures adjusted EBITDA less capital expenditures over cash interest expense, Trust Preferred Security distributions, scheduled senior debt repayments and other fixed charge items.

The Company has deferred tax assets aggregating $35.3 million and deferred tax liabilities of $4.6 million as of March 31, 2002, as determined in accordance with SFAS 109. Management believes that the Company’s deferred tax assets will be realized through the reversal of existing temporary differences between the financial statement and tax bases, as well as through future taxable income.

Inflation

Inflation in recent years has had a modest impact on the operations of the Company. Continued inflation, over a period of years at higher than current rates, would result in significant increases in inventory costs and operating expenses. However, such higher cost of sales and operating expenses can generally be offset by increases in selling prices, although the ability of the Company’s operating divisions to raise prices is dependent on competitive market conditions.

Forward Looking Statements

Certain disclosures related to acquisitions and divestitures, refinancing, capital expenditures, resolution of pending litigation and realization of deferred tax assets contained in this report involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements on our current expectations, assumptions and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Actual results could differ materially from those currently anticipated as a result of a number of factors, including the risks and uncertainties discussed under captions “Risk Factors” set forth in Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements.

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue” or the negative of such terms or other similar expressions. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Report might not occur.

Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk related to changes in interest rates which may adversely affect its results of operations and financial condition. The Company seeks to minimize the risk from interest rate volatility through its regular operating and financing activities.

PART II
OTHER INFORMATION

Items 1, 2, 3, 4 & 5 — None

Item 6 – Exhibits and Reports on Form 8-K

a)		Exhibits, Including Those Incorporated by Reference
	10.1**	Consent and First Amendment to the Credit Agreement dated as of September 28, 2001, by and among The Hillman Group, Inc. as Borrower and Heller Financial, Inc. as Agent, an Issuing Lender and a Lender and Antares Capital Corporation, General Electric Capital Corporation and Madison Capital Funding, LLC, each as Co-Agent and the other financial institutions party hereto as lenders.
b)		Reports on Form 8-K
A Current Report on Form 8-K was filed on March 18, 2002 reporting an unscheduled material event under Item 5 of Form 8-K.

**	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HILLMAN COMPANIES, INC.

/s/ James P. Waters James P. Waters Vice President — Finance (Chief Financial Officer)	/s/ Harold J. Wilder Harold J. Wilder Controller (Chief Accounting Officer)

DATE: May 14, 2002