Form 10-Q
period 2002-06-30
HILLMAN COMPANIES INC
filed 2002-08-14
CIK 1029831

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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
        YES     X        NO  ____

On August 14, 2002 there were 7,138,665 Common Shares issued and outstanding by the Registrant and 4,217,724 Trust Preferred Securities issued and outstanding by the Hillman Group Capital Trust (formerly SunSource Capital Trust). The Trust Preferred Securities trade on the American Stock Exchange under symbol HLM.Pr.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
(formerly SunSource Inc. and Subsidiaries)

INDEX

PART I. FINANCIAL INFORMATION		PAGE(S)

Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets as of June 30, 2002 (Unaudited) and December 31, 2001	3

	Consolidated Statements of Operations for the Three Months ended June 30, 2002 and 2001 (Unaudited)	4

	Consolidated Statements of Operations for the Six Months ended June 30, 2002 and 2001 (Unaudited)	5

	Consolidated Statements of Cash Flows for the Six Months ended June 30, 2002 and 2001 (Unaudited)	6

	Notes to Consolidated Financial Statements (Unaudited)	7-15

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations	16-25

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25

PART II. OTHER INFORMATION		26

SIGNATURES		27

Item 1.	THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES (formerly SunSource Inc. and Subsidiaries) CONSOLIDATED BALANCE SHEETS (dollars in thousands)

	June 30,
	2002	December 31,
ASSETS	(Unaudited)	2001

Current assets:

Cash and cash equivalents	$1,960	$2,059

Restricted investments	1,142	1,187

Accounts receivable, net	41,310	28,399

Inventories	47,291	49,937

Deferred income taxes	9,136	9,136

Other current assets	3,320	5,868

Total current assets	104,159	96,586

Property and equipment, net	59,949	55,285

Goodwill, net	126,687	120,585

Other intangibles, net	11,811	12,553

Deferred income taxes	24,091	25,443

Restricted investments	6,331	7,462

Other investments	16,831	16,185

Deferred financing fees	5,975	5,536

Other assets	3,730	4,929

Total assets	$359,564	$344,564

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$20,383	$17,124

Current portion of senior term loans	7,049	3,813

Current portion of capitalized lease obligations	53	74

Deferred income tax liability	31	31

Accrued expenses:

Salaries and wages	2,953	5,337

Income and other taxes	1,234	2,014

Deferred compensation	1,142	1,187

Other accrued expenses	17,955	15,427

Total current liabilities	50,800	45,007

Long term senior term loans	60,326	50,312

Bank revolving credit	32,337	34,052

Long term capitalized lease obligations	222	248

Long term unsecured subordinated notes to related party	41,156	40,240

Deferred compensation	6,331	7,462

Deferred income tax liability	4,603	4,603

Other non-current liabilities	6,372	7,122

Total liabilities	202,147	189,046

Guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	102,169	102,104

Commitments and contingencies
Stockholders’ equity:

Preferred stock, $.01 par, 1,000,000 shares authorized, none outstanding		—

Common stock, $.01 par, 20,000,000 shares authorized, 7,138,665 issued and outstanding	71	71

Additional paid-in capital	56,252	56,252

Accumulated deficit	(1,075)	(2,909)

Accumulated other comprehensive income	—	—

Total stockholders’ equity	55,248	53,414

Total liabilities and stockholders’ equity	$359,564	$344,564

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
(formerly SunSource Inc. and Subsidiaries)
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
FOR THE THREE MONTHS ENDED,
(dollars in thousands)

	Successor	Predecessor

	June 30,	June 30,
	2002	2001

Net sales	$75,778	$116,611

Cost of sales	34,018	67,232

Gross profit	41,760	49,379

Operating expenses:

Selling, general and administrative expenses	28,200	37,441

Depreciation	2,622	3,043

Amortization	373	1,003

Management fee	450	—

Total operating expenses	31,645	41,487

Other income (expense), net	1,410	76

Income from operations	11,525	7,968

Interest expense, net	3,321	3,086

Distributions on guaranteed preferred beneficial interests	3,057	3,058

Equity in earnings of affiliate (Note 3)	—	444

Income before income taxes	5,147	2,268

Income tax provision	2,047	2,054

Net income	$3,100	$214

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
(formerly SunSource Inc. and Subsidiaries)
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
FOR THE SIX MONTHS ENDED,
(dollars in thousands)

	Successor	Predecessor

	June 30,	June 30,
	2002	2001

Net sales	$139,203	$226,540

Cost of sales	62,493	132,192

Gross profit	76,710	94,348

Operating expenses:

Selling, general and administrative expenses	54,749	75,141

Depreciation	5,705	6,088

Amortization	743	1,906

Management fee	900	—

Total operating expenses	62,097	83,135

Other income (expense), net	1,462	(293)

Income from operations	16,075	10,920

Interest expense, net	6,771	6,301

Distributions on guaranteed preferred beneficial interests	6,114	6,116

Equity in earnings of affiliate (Note 3)	—	945

Income (loss) before income taxes	3,190	(552)

Income tax provision	1,352	1,863

Net income (loss)	$1,838	$(2,415)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
(formerly SunSource Inc. and Subsidiaries)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE SIX MONTHS ENDED,
(dollars in thousands)

	Successor	Predecessor

	June 30,	June 30,
	2002	2001

Cash flows from operating activities:

Net income (loss)	$1,838	$(2,415)

Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:

Depreciation and amortization	6,448	7,994

Equity in earnings of affiliate	—	(945)

Deferred income tax	1,352	1,188

PIK interest on unsecured subordinated notes	916	—

Changes in current operating items:

Increase in accounts receivable	(12,127)	(11,362)

Decrease in inventories	3,919	537

Decrease in income taxes receivable	—	27

Decrease (increase) in other current assets	2,370	(871)

Increase in accounts payable	3,259	1,861

Decrease in other accrued liabilities	(1,642)	(3,391)

Other items, net	(738)	1,377

Net cash provided by (used for) operating activities	5,595	(6,000)

Cash flows from investing activities:

Proceeds from sale of property and equipment	104	625

Capital expenditures	(10,737)	(7,779)

R&B Acquisition	(6,225)	—

Other, net	393	(957)

Net cash used for investing activities	(16,465)	(8,111)

Cash flows from financing activities:

Borrowings (repayments) of senior term loans	13,250	(125)

(Repayments) borrowings of revolving credit loans, net	(1,715)	16,974

Repayments of unsecured subordinated notes	—	(2,785)

Principal payments under capitalized lease obligations	(47)	(481)

Financing fees	(717)	—

Repayments under other credit facilities, net	—	(407)

Net cash provided by financing activities	10,771	13,176

Net decrease in cash and cash equivalents	(99)	(935)

Cash and cash equivalents at beginning of period	2,059	2,811

Cash and cash equivalents at end of period	$1,960	$1,876

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
(formerly SunSource Inc. and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

1. Basis of Presentation:

The accompanying financial statements include the consolidated accounts of The Hillman Companies, Inc., (the “Company”), formerly SunSource Inc., and its indirect, wholly owned subsidiaries including an investment trust, Hillman Group Capital Trust, (the “Trust”), formerly SunSource Capital Trust. Also, the Company has a minority investment in STS Operating, Inc., its former SunSource Technology Services subsidiary (“STS” or “Technology Services”). See Note 3, Contribution of Subsidiaries/Acquisitions/ Divestitures. All significant intercompany balances and transactions have been eliminated.

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

On September 28, 2001, the Company refinanced its $115,000 bank revolving credit and $21,500 term loan with $105,000 in senior secured credit facilities (the “Refinancing”).

The Company’s Statements of Operations and Cash Flows for the periods presented prior to the September 26, 2001 Merger Transaction are referenced herein as the predecessor financial statements (the “Predecessor” or “Predecessor Financial Statements”). The Company’s Consolidated Balance Sheet as of June 30, 2002 and December 31, 2001 and Statement of Operations and Cash Flow for the three and six months ended June 30, 2002 are referenced herein as the successor financial statements (the “Successor” or “Successor Financial Statements”). The Successor Financial Statements include the effects of the Merger Transaction and related transactions completed subsequent to the Merger Transaction, including the Refinancing and sale of the Technology Services subsidiary.

The accompanying Successor Financial Statements reflect the allocation of the aggregate purchase price of $74,027 to the assets and liabilities of the Company based on fair values at the date of the merger in accordance with Accounting Principles Board Opinion No. 16, Accounting for Business Combinations for transactions initiated prior to June 30, 2001.

The accompanying unaudited consolidated condensed financial statements present information in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. Management believes the financial statements include all normal recurring accrual adjustments necessary for a fair presentation. Operating results for the three months and six months ended June 30, 2002 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report for the year ended December 31, 2001.

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

Results for periods prior to the adoption of SFAS 142 have not been restated to reflect the effect of discontinuing goodwill amortization. The following table reconciles the reported net loss to results that would have been reported if SFAS 142 had been adopted as of January 1, 2001:

	Three Months ended June 30		Six Months ended June 30

	2002	2001	2002	2001

Reported net income (loss)	$3,100	$214	$1,838	$(2,415)

Goodwill amortization, net of income taxes	—	632	—	1,163

Adjusted net income (loss)	$3,100	$846	$1,838	$(1,252)

Intangible assets subject to amortization consisted of the following as of June 30, 2002:

	Carrying	Accumulated
	Amount	Amortization

Trademarks	$6,500	$585

Patents	6,700	1,884

Proprietary software	1,000	281

Non-compete agreements	1,250	889

	$15,450	$3,639

Amortization expense for intangible assets for the three months and six months ended June 30, 2002 was $373 and $743, respectively. Amortization expense for the next five years is estimated to be as follows:

Year Ended
December 31	Amount

2002	$1,485

2003	$1,437

2004	$1,238

2005	$1,223

2006	$1,222

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

Restricted Investments:

Restricted investments represent assets held in a Rabbi Trust to fund deferred compensation liabilities due to the Company’s employees.

Inventories:

Inventories consisting predominantly of finished goods are valued at the lower of cost or market, cost being determined principally on the first-in, first-out method.

Property and Equipment:

Property and equipment, including assets acquired under capital leases, are carried at cost and include expenditures for new facilities and major renewals. Maintenance and repairs are charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from their respective accounts, and the resulting gain or loss is reflected in current operations.

Depreciation:

For financial accounting purposes, depreciation, including that related to plant and equipment acquired under capital leases, is computed on the straight-line method over the estimated useful lives of the assets, generally three to ten years, or, if shorter, over the terms of the related leases.

Goodwill and Other Intangible Assets:

For the Predecessor Financial Statements, goodwill related to the excess of acquisition cost over the fair value of net assets acquired is amortized on a straight-line basis over twenty-five to forty years. Effective January 1, 2002 the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” and accordingly, goodwill is no longer amortized, but is reviewed periodically for impairment (See Note 1, Basis of Presentation). Other intangible assets arising principally from acquisitions are amortized on a straight-line basis over periods ranging from three to twenty-five years.

Long-Lived Assets:

Under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company has evaluated its long-lived assets and certain identifiable intangibles including goodwill for financial impairment and will continue to evaluate them based on the estimated undiscounted future cash flows as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.

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

Retirement Benefits:

Certain employees of the Predecessor and Successor are covered under profit-sharing retirement plans (“defined contribution plans”) for which contributions are determined on an annual basis in accordance with the requirements of each plan. Certain employees of the Predecessor were covered under post-retirement benefit plans for which benefits were determined in accordance with the requirements of each plan.

Revenue Recognition:

Revenue from sales of products is recorded upon the passing of title and risks of ownership which occurs upon the shipment of goods.

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

Exchange adjustments resulting from foreign currency transactions are recognized in net income in the Predecessor Statements of Operations and were immaterial for the three and six-month periods ended June 30, 2001.

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

On April 13, 2002, the Company entered into a Unit Repurchase Agreement with G-C, pursuant to which G-C exercised its call right under the G-C partnership agreement to purchase the Company’s interest in G-C. The Unit Repurchase Agreement was closed on June 25, 2002. In exchange for its interest in G-C, the Company received a $10,000 subordinated note from G-C. Interest on the note is payable quarterly at a rate of 18% from May 1, 2002 to April 30, 2003, 17% from May 1, 2003 to April 30, 2004, and 16% thereafter. G-C’s payment of interest on the note is subject to certain restrictions under the terms of the subordinated note agreement. If such restrictions do not permit the current payment of interest in cash when due, accrued interest is added to the principal. For the two-month period ended June 30, 2002 the Company added $301 of accrued interest to the principal. As of June 30, 2002, the Company’s consolidated balance sheet includes $10,301 in other investments related to the notes and interest accrued, thereon.

On September 28, 2001, the Company sold substantially all of the assets of its Technology Services subsidiary. The sales price aggregated $25,546 in cash and preferred stock, subject to post-closing adjustments, plus the assumption of certain liabilities by the buyer. The sale of assets resulted in no gain or loss on the sale transaction because the assets and liabilities of Technology Services were recorded at fair value in conjunction with the Merger Transaction. As of June 30, 2002, the Company’s consolidated balance sheet includes $6,530 in other investments related to the Company’s investment in the preferred stock of the buyer of the Technology Services business. The cash proceeds from the sale were distributed to Allied Capital and certain members of management, who are the remaining common shareholders of the Company.

During the third quarter of 2002, the Company intends to distribute the note receivable from G-C and any interest accrued thereon and the Company’s investment in preferred stock of the Technology Services business to its common stockholders. There can be no assurances the transaction described herein will be completed.

On September 26, 2001, SunSource was acquired by Allied Capital pursuant to the terms and conditions of an Agreement and Plan of Merger dated as of June 18, 2001, (the “Merger Transaction”). Certain members of management and other stockholders continued as stockholders of the Company after the merger. The total transaction value was $74,027, consisting of the cash purchase price paid for the outstanding common stock of the Company aggregating $71,494 and management’s common shares valued at $2,533. The Company was the surviving entity in the merger and organized as an independently managed, privately held portfolio company of Allied Capital. See Note 1, Basis of Presentation.

On May 1, 2002 the Company purchased certain assets of the Lowe’s specialty fastener business from R&B, Inc. for cash consideration of $6,225. In connection with this transaction, the Company settled litigation filed by R&B, Inc. in February 1996 related to the Company’s sale of the Dorman Products division (See Note 4, Contingencies). The litigation settlement in the amount of $1,250 was fully reserved on the Company’s balance sheet, and accordingly, there was no charge to income.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
(formerly SunSource Inc. and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

3. Contribution of Subsidiaries/Acquisitions/Divestitures, continued:

The accompanying financial statements reflect the allocation of the aggregate purchase price of $6,225 to the assets and liabilities of the Company based on fair values at the date of the transaction in accordance with SFAS No. 141, “Business Combinations”. The following table reconciles the fair value of the acquired assets and assumed liabilities to the total purchase price:

Accounts Receivable	$785

Inventory	1,350

Property and equipment	138

Goodwill	4,252

Total assets acquired		$6,525

Less assumed liabilities		300

Total purchase price		$6,225

The following disclosures indicate the Company’s estimate of pro forma financial results for the three months and six months ended June 30, 2001 had the sale of the Technology Services subsidiary, the Company’s Refinancing and the acquisition of the Lowe’s specialty fastener business been consummated on January 1, 2001:

	Three months ended	Six months ended
	June 30, 2001	June 30, 2001

Net sales	$67,068	$125,747

Net income (loss)	$1,907	$(151)

4. Contingencies:

On February 27, 1996, a lawsuit was filed against the Company by the buyer, R&B, Inc., of its Dorman Products division for alleged misrepresentation of certain facts by the Company upon which the buyer allegedly based its offer to purchase Dorman. On May 1, 2002, the Company settled this litigation in conjunction with the purchase of certain assets of the Lowe’s specialty fastener business from R&B, Inc. (See Note 3, Contribution of Subsidiaries/Acquisitions/Divestitures).

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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
(formerly SunSource Inc. and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

5. Segment Information:

The Successor is organized as a single business segment and the Predecessor has two reportable segments (see Note 1, Basis of Presentation) which were disaggregated based on the products and services provided, markets served, marketing strategies and delivery methods. The Successor and the Predecessor each measure profitability and allocate corporate resources based on each segment’s Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) which is defined as income from operations before depreciation and amortization. The segment profitability can be further measured after recording depreciation and amortization based on Earnings Before Interest and Taxes (“EBIT”).

Following is a tabulation of segment information for the three months and six months ended June 30, 2002 and 2001. Corporate information is included to reconcile segment data to the consolidated financial statements.

	For the Three Months Ended		For the Six Months Ended

	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

	(Successor)	(Predecessor)	(Successor)	(Predecessor)

Net Sales

Hillman Group	$75,778	$65,390	$139,203	$122,391

Technology Services	—	51,221	—	104,149

Consolidated net sales - business segments	$75,778	$116,611	$139,203	$226,540

EBITDA

Hillman Group	$15,663	$13,145	$24,818	$21,742

Technology Services	—	144	—	(278)

EBITDA — business segments	$15,663	$13,289	$24,818	$21,464

EBIT

Segment Profit — EBITDA	$15,663	$13,289	$24,818	$21,464

Hillman Group — Depreciation	(2,622)	(2,589)	(5,705)	(5,178)

Technology Services — Depreciation	—	(454)	—	(910)

Hillman Group — Amortization	(373)	(859)	(743)	(1,618)

Technology Services — Amortization	—	(144)	—	(288)

EBIT — business segments	$12,668	$9,243	$18,370	$13,470

Reconciliation of Segment Profit to Income (Loss) Before Income Taxes

Segment Profit — EBIT	$12,668	$9,243	$18,370	$13,470

Management fee expense	(450)	—	(900)	—

Dividend income — STS Operating, Inc.	173	—	345	—

Corporate expenses	(866)	(1,275)	(1,740)	(2,550)

Income from operations	11,525	7,968	16,075	10,920

Equity in earnings of affiliate	—	444	—	945

Interest expense, net	(3,321)	(3,086)	(6,771)	(6,301)

Distributions on guaranteed preferred beneficial interests	(3,057)	(3,058)	(6,114)	(6,116)

Income (loss) before income taxes	$5,147	$2,268	$3,190	$(552)

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
(formerly SunSource Inc. and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

6. Lines of Credit/Notes Payable/Long-Term Debt:

On September 28, 2001, the Company, through its Hillman subsidiary, refinanced its Revolver and Term Loan with $105,000 in senior secured credit facilities (the “New Refinancing”) consisting of $50,000 revolving credit (the “Revolver”), a $20,000 term loan (the “Term Loan A”), and a $35,000 term loan (the “Term Loan B”). This new credit agreement has a five-year term for the Revolver and Term Loan A and a seven-year term for Term Loan B (the “Credit Agreement”). The Credit Agreement provides borrowings at interest rates based on LIBOR plus a LIBOR margin of between 3.25% and 3.75%, or prime (the “Base Rate”) plus a margin of between 2.0% and 2.5% (the “Base Rate Margin”). In accordance with the Credit Agreement, letter of credit commitment fees are based on the average daily face amount of each outstanding letter of credit multiplied by three and one quarter percent (3.25%) per annum. Also, the Company pays an annual commitment fee of 0.5% per annum on the unused Revolver balance.

On May 1, 2002 the Credit Agreement was amended to provide an additional $10,000 of availability under the revolving credit facility and to increase Term Loan A by $15,000. In addition to funding the purchase of certain assets of the Lowe’s specialty fastener business from R&B, Inc (see Note 3, Contribution of Subsidiaries/Acquisitions/ Divestitures) the cash proceeds and additional availability will be used to finance the planned expansion and automation of the Company’s distribution facilities.

As of June 30, 2002, the Company had $24,438 available under the Revolver. The Company had $99,987 of outstanding debt at June 30, 2002 consisting of Revolver borrowings of $32,337, outstanding Term Loans of $67,375 and capital lease obligations of $275. The Company had letter of credit commitments outstanding of $3,225 at June 30, 2002.

As of June 30, 2002, the estimated fair value of the Company’s Term Loans approximates the recorded value as determined in accordance with SFAS 107. The Company discounted the future cash flows of its Term Loans based on borrowing rates for debt with similar terms and remaining maturities. The fair value estimate is made at a specific point in time, is subjective in nature, and involves uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimate.

On December 28, 2000, the Company issued $30,000 of unsecured subordinated notes (the “Subordinated Debt Issuance”), maturing December 28, 2006. The Company issued Allied Capital, the holder of the subordinated notes, the right to purchase 285,000 shares of the Company’s common stock at a nominal value. In accordance with APB 14 – Accounting for Convertible Debt and Debt Issued with Stock Purchased Warrants, the Company recorded the Subordinated Debt Issuance and stock purchase rights issued to Allied Capital at a fair value of $29,103.

On September 28, 2001 the Company amended the Subordinated Debt Issuance to increase the existing subordinated debenture to $40,000 maturing on September 29, 2009 (the “Amended Subordinated Debt Issuance”). Interest on the Amended Subordinated Debt Issuance is at a fixed rate of 18.0% per annum, with cash interest payments required on a quarterly basis at a fixed rate of 13.5% commencing November 15, 2001. The outstanding principal balance of the Amended Subordinated Debt Issuance shall be increased on a quarterly basis at the remaining 4.5% fixed rate (the “PIK Amount”). All of the PIK Amounts are due on the fifth anniversary of the Amended Subordinated Debt Issuance. The outstanding principal balance of the Amended Subordinated Debt Issuance is included in long term unsecured subordinated notes on the Company’s consolidated balance sheet at June 30, 2002 in the amount of $41,156 of which $1,156 represents the PIK amount.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
(formerly SunSource Inc. and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

7. Defined Benefit Retirement Plan:

In December 1999, the Company froze the benefit accruals under the Technology Services defined benefit retirement plan (the “STS Plan”), resulting in a curtailment gain of $5,608. In December 2000, the STS Plan was merged with another Company owned plan which was held for certain divested operations, and the Company terminated the merged plans as of December 31, 2000 resulting in a pre-tax loss of $4,279. In April 2002, the settlement of the STS Plan was completed and the Company received cash proceeds from plan assets in excess of settlement obligations totaling $3,903. Other income in the second quarter of 2002 includes a favorable income adjustment of $1,231 to the previously recorded estimated loss on termination resulting from final settlement of the STS Plan.

8. Recent Accounting Pronouncements:

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for certain Employee Termination benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

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

General

The Hillman Companies, Inc. (“Hillman” or the “Company”), formerly SunSource Inc. (“SunSource”) is one of the largest providers of value-added merchandising services and hardware-related products to retail markets in North America. Also, the Company has a minority investment in STS Operating, Inc., the former SunSource Technology Services business.

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

In connection with the Merger Transaction, on September 28, 2001, the Company completed the sale of substantially all of the assets of its SunSource Technology Services business (the “STS Business”) to STS Operating, Inc. (“STS OP”), an entity formed by certain officers and managers of the STS Business, Allied Capital and Easton Hunt Capital Partners, L.P. for the purpose of acquiring the STS Business. The purchase price aggregated approximately $25.5 million in cash and preferred stock, subject to post-closing adjustments plus the assumption of certain liabilities. An equity investment in STS OP continues to be held by the Hillman Group.

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

On May 1, 2002, the Senior Credit Agreement was amended to provide an additional $10 million of availability under the revolving credit facility and to increase the $20 million term loan expiring September 27, 2006 by $15 million. Proceeds of the additional financing were used to finance the purchase of the specialty fastener business of Lowe’s, Inc. from R&B, Inc., the settlement of litigation with R&B, Inc. and the planned expansion and automation of the Company’s distribution facilities. As of June 30, 2002 the outstanding balance of the term loans aggregated $67.4 million.

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

Results of Operations

Segment Sales and Profitability for the Three Months and Six Months Ended June 30, 2002 and 2001

(dollars in thousands)

	FOR THE THREE MONTHS ENDED,				FOR THE SIX MONTHS ENDED,

	Successor		Predecessor		Successor		Predecessor

	June 30, 2002		June 30, 2001		June 30, 2002		June 30, 2001

		% OF		% OF		% OF		% OF
Sales	AMOUNT	TOTAL	AMOUNT	TOTAL	AMOUNT	TOTAL	AMOUNT	TOTAL

Hillman Group — Ongoing Operations	$75,778	100.0%	$65,390	100.0%	$139,203	100.0%	$122,391	100.0%

Technology Services	—		51,221		—		104,149

Consolidated Net Sales	$75,778		$116,611		$139,203		$226,540

		% OF		% OF		% OF		% OF

Gross Profit		SALES		SALES		SALES		SALES

Hillman Group — Ongoing Operations	$41,760	55.1%	$36,973	56.5%	$76,710	55.1%	$69,158	56.5%

Technology Services	—		12,406		—		25,190

Consolidated Gross Profit	$41,760		$49,379		$76,710		$94,348

EBITDA

Hillman Group	$15,663	20.7%	$13,145	20.1%	$24,818	17.8%	$21,742	17.8%

Management fee expense	(450)	-0.6%	—		(900)	-0.6%	—

Dividend income — STS Operating, Inc.	173	0.2%	—		345	0.2%	—

Corporate expenses	(866)	-1.1%	(1,275)	-1.9%	(1,740)	-1.2%	(2,550)	-2.1%

Consolidated EBITDA - Ongoing Operations (a)	$14,520	19.2%	$11,870	18.2%	$22,523	16.2%	$19,192	15.7%

Technology Services	—		144		—		(278)

Equity in earnings of affiliate (b)	—		444		—		945

Consolidated EBITDA	$14,520		$12,458		$22,523		$19,859

(a)	“EBITDA” (earnings before interest, taxes, depreciation and amortization) is defined as income (loss) from ongoing operations before depreciation and amortization.

(b)	Represents equity in earnings from the Company’s Kar Products, Inc. and A & H Bolt & Nut Company, Limited business (collectively, the “affiliate”) which was contributed on March 2, 2000 to a newly formed partnership affiliated with Glencoe Capital L.L.C.

The comparisons of operating results for the periods presented below reflect ongoing operations only (the Hillman Group and Corporate Expenses). Excluded from this discussion are the operating results of the sold STS Business as identified in the preceding Results of Operations financial table.

Three Months Ended June 30, 2002 and 2001

Net sales from the Hillman Group ongoing operations increased $10.4 million or 15.9% in the second quarter of 2002 to $75.8 million from $65.4 million in 2001. Hillman entered into a supply agreement in April 2001 to provide fastener related products to 360 Lowe’s, Inc (“Lowe’s”) stores. In September 2001, Hillman was named the exclusive, chain-wide supplier of fastener related products for all Lowe’s locations. In May 2002, Hillman began supplying all Lowe’s locations from the specialty fastener business acquired from R&B, Inc. The total fastener sales to Lowe’s represented $6.1 million of the $10.4 million total sales increase in the second quarter. Sales to other national accounts including Home Depot, Wal*Mart, Petsmart, and Tractor Supply increased by an aggregate $3.3 million in the second quarter of 2002 compared to the second quarter of 2001, primarily as a result of new store growth. In addition, the regional accounts together with franchise and independent (“F&I”) accounts increased $1.0 million over the comparable period in 2001. The regional accounts represent mid-sized hardware and lumber chains. The F&I accounts are typically individual dealers who are members of larger cooperatives, such as TruServ, Ace, and Do-It-Best.

The Hillman Group’s gross margin was 55.1% in the second quarter of 2002 compared with 56.5% in the second quarter of 2001. The large increase in sales volume to Lowe’s and other large national accounts described above and the resultant shift in sales mix contributed to the 1.4% decline in gross margin in the comparison period.

The Company’s consolidated selling, general and administrative expenses (“S,G&A”) decreased $9.2 million or 24.6% from $37.4 million in the second quarter of 2001 to $28.2 million in the second quarter of 2002. Excluding the sold STS Business from the Predecessor Operations, the S,G&A expenses from ongoing operations increased $3.1 million or 12.4% from $25.1 million in the second quarter of 2001 to $28.2 million in the second quarter of 2002. Selling expenses increased $1.2 million or 9.3% primarily as a result of servicing costs at new national account stores. Warehouse and delivery expenses increased $1.9 million or 28.4% primarily as a result of increased freight and labor costs from new business in 2002. In addition, the Company recorded a gain of $0.4 million in the second quarter of 2001 for property tax refunds. General and administrative expenses decreased by $0.1 million or 1.8% primarily as a result of a reduction in corporate overhead costs following elimination of the Philadelphia corporate office in May 2002.

Total S,G&A expenses from ongoing operations expressed as a percentage of sales compared with the second quarter of 2001 are as follows:

	Three Months ended June 30,

As of a % of Sales	2002	2001

Selling Expenses	18.6%	19.7%

Warehouse and Delivery Expenses	11.4%	10.2%

General and Administrative Expenses	7.2%	8.6%

Total S,G&A Expenses	37.2%	38.5%

EBITDA from ongoing operations after corporate expenses for the second quarter of 2002 was $14.5 million compared with $11.9 million for the same prior-year period, representing an increase of 21.8%.

The Company’s consolidated operating profit margin from ongoing operations (EBITDA as a percentage of sales) after corporate expenses increased to 19.2% in the second quarter of 2002 compared with 18.2% in 2001. The operating profit margin benefited from the reduction of S,G&A expenses as a percentage of sales. However, the S,G&A benefit was offset by the margin decrease which was primarily the result of pricing pressures and from costs associated with the opening and servicing of a large number of new national account customer locations. The remaining operating profit margin improvement was primarily due to other income of $1.2 million recorded from the termination of the STS pension plan.

Depreciation expense from ongoing operations of $2.6 million in the second quarter of 2002 was unchanged from the same quarter of 2001.

Amortization expense from ongoing operations decreased $0.5 million to $0.4 million in the second quarter of 2002 from $0.9 million in the second quarter of 2001. The decrease in amortization was the result of an accounting standard change which discontinued the recognition of amortization expense on goodwill from the Company’s acquisitions.

Interest expense, net of interest income, increased $0.2 million to $3.3 million in the second quarter of 2002 from $3.1 million in the same period of 2001. The increase was primarily the result of an increase in borrowings needed to finance the Company’s higher seasonal working capital requirements and purchase the Lowe’s specialty fastener business from R&B, Inc. The Company also recorded interest income of $0.3 million in the second quarter of 2002 on the $10.0 million note received from Glencoe from sale of the Company’s interest in GC-Sun Holdings L.P.

The Company has recorded a management fee charge of $0.45 million for the three months ended June 30, 2002. In connection with the Merger Transaction, the Company is obligated to pay management fees to a subsidiary of Allied Capital for management services rendered in the amount of $1.8 million for calendar years subsequent to 2001. The payment of management fees is due annually after delivery of the Company’s annual audited financial statements to the Board of Directors of the Company.

The Company pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.2 million per annum in the aggregate. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. For the three months ended June 30, 2002 and 2001, the Company paid $3.1 million in interest on the Junior Subordinated Debentures, equivalent to the amounts distributed by the Trust on the Trust Preferred Securities.

The Company is subject to federal, state and local income taxes on its domestic operations and foreign income taxes on its Canadian operation as accounted for in accordance with Statement of Financial Accounting Standard (SFAS) No. 109, “Accounting for Income Taxes.” Deferred income taxes represent differences between the financial statement and tax basis of assets and liabilities as classified on the Company’s balance sheet. The Company recorded a tax provision for income taxes of $2.0 million on pre-tax income of $5.1 million in the second quarter of 2002. The effective tax rate in the second quarter of 2002 was 39.8% compared to 90.5% in the second quarter of 2001. The effective tax rate in the first quarter of 2001 was significantly greater than the Company’s statutory tax rate primarily due to non-deductible goodwill and other items related to acquisition and divestiture activities.

Six Months Ended June 30, 2002 and 2001

Net sales from the Hillman Group ongoing operations increased $16.8 million or 13.7% in the first half of 2002 to $139.2 million from $122.4 million in 2001. Hillman entered into a supply agreement in April 2001 to provide fastener related products to 360 Lowe’s stores. In September 2001, Hillman was named the exclusive, chain-wide supplier of fastener related products for all Lowe’s locations. In May 2002, Hillman began supplying all Lowe’s locations from the specialty fastener business acquired from R&B, Inc. The total fastener sales to Lowe’s represented $10.5 million of the $16.8 million total sales increase in the first half. Sales to other national accounts including Home Depot, Wal*Mart, Petsmart, and Tractor Supply increased by an aggregate $4.6 million in the first half of 2002 compared to the same period of 2001, primarily as a result of new store growth. In addition, the regional accounts together with franchise and independent (“F&I”) accounts increased $1.7 million over the comparable period in 2001. The regional accounts represent mid-sized hardware and lumber chains. The F&I accounts are typically individual dealers who are members of larger cooperatives, such as TruServ, Ace, and Do-It-Best.

The Hillman Group’s gross margin was 55.1% in the first half of 2002 compared with 56.5% in the first half of 2001. The large increase in sales volume to Lowe’s and other large national accounts described above and the resultant shift in sales mix contributed to the 1.4% decline in gross margin in the comparison period.

The Company’s consolidated S,G&A expenses decreased $20.4 million or 27.2% from $75.1 million in the first half of 2001 to $54.7 million in the first half of 2002. Excluding the sold STS Business from the Predecessor Operations, the S,G&A expenses from ongoing operations increased $5.1 million or 10.3% from $49.7 million in the first half of 2001 to $54.7 million in the first half of 2002. Selling expenses increased $2.5 million or 9.7% primarily as a result of servicing costs at new national account stores. Warehouse and delivery expenses increased $3.0 million or 23.4% as a result of increased freight and labor costs to process and ship the additional sales volume. General and administrative expenses decreased by $0.5 million or 4.6% primarily as a result of reduced corporate expenses.

Total S,G&A expenses from ongoing operations expressed as a percentage of sales compared with the first half of 2001 are as follows:

	Six Months ended June 30,

As of a % of Sales	2002	2001

Selling Expenses	20.3%	21.0%

Warehouse and Delivery Expenses	11.3%	10.4%

General and Administrative Expenses	7.7%	9.2%

Total S,G&A Expenses	39.3%	40.6%

EBITDA from ongoing operations after corporate expenses for the first half of 2002 was $22.5 million compared with $19.2 million for the same prior-year period, representing an increase of 17.2%.

The Company’s consolidated operating profit margin from ongoing operations (EBITDA as a percentage of sales) after corporate expenses increased to 16.2% in the first half of 2002 compared with 15.7% in 2001. The operating profit margin benefited from the reduction of S,G&A expenses as a percentage of sales. However, the S,G&A benefit was offset by the margin decrease which was primarily the result of pricing pressures and from costs associated with the opening and servicing of a large number of new national account customer locations. The remaining operating profit margin improvement was primarily due to other income of $1.2 million recorded from the termination of the STS pension plan which was partially offset by $0.9 million in management fee expense.

Depreciation expense from ongoing operations increased $0.5 million to $5.7 million in the first half of 2002 from $5.2 million in the same period of 2001 primarily as a result of an increase in the depreciable fixed asset base in connection with the production of new key duplication machines used for national accounts.

Amortization expense from ongoing operations decreased $0.9 million to $0.7 million in the first half of 2002 from $1.6 million in the first half of 2001. The decrease in amortization was the result of an accounting standard change which discontinued the recognition of amortization expense on goodwill from the Company’s acquisitions.

Interest expense, net of interest income, increased $0.5 million to $6.8 million in the first half of 2002 from $6.3 million in the same period of 2001. The increase was primarily the result of an increase in borrowings needed to finance the Company’s higher seasonal working capital requirements and purchase the Lowe’s specialty fastener business from R&B, Inc. The Company also recorded interest income of $0.3 million in the first half of 2002 on the $10.0 million note received from Glencoe from sale of the Company’s interest in GC-Sun Holdings L.P.

The Company has recorded a management fee charge of $0.9 million for the six months ended June 30, 2002. In connection with the Merger Transaction, the Company is obligated to pay management fees to a subsidiary of Allied Capital for management services rendered in the amount of $1.8 million for calendar years subsequent to 2001. The payment of management fees is due annually after delivery of the Company’s annual audited financial statements to the Board of Directors of the Company.

The Company pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.2 million per annum in the aggregate. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. For the six months ended June 30, 2002 and 2001, the Company paid $6.1 million in interest on the Junior Subordinated Debentures, equivalent to the amounts distributed by the Trust on the Trust Preferred Securities.

The Company is subject to federal, state and local income taxes on its domestic operations and foreign income taxes on its Canadian operation as accounted for in accordance with Statement of Financial Accounting Standard (“SFAS”) 109, “Accounting for Income Taxes.” Deferred income taxes represent differences between the financial statement and tax basis of assets and liabilities as classified on the Company’s balance sheet. The Company recorded a tax provision for income taxes of $1.4 million on pre-tax income of $3.2 million in the first six months of 2002. The effective tax rate in the first six months of 2002 was 42.3%. In the first six months of 2001, the Company recorded a tax provision for income taxes of $1.9 million on a pre-tax loss of $0.6 million. This was primarily the result of non-deductible goodwill and other items related to acquisition and divestiture activities.

For the six months ended June 30, 2002, Hillman’s net sales and EBITDA were above plan. For the year ended December 31, 2002, Hillman is projected to achieve net sales of approximately $276.0 million, EBITDA of approximately $48.2 million, and profits before taxes of approximately $6.8 million. There can be no assurance that Hillman will be able to meet these projections. See “Forward Looking Statements.”

Cash Flows

The statements of cash flows reflect the changes in cash and cash equivalents for the six months ended June 30, 2002 and 2001 by classifying transactions into three major categories: operating, investing and financing activities.

Operating Activities

The Company’s main source of liquidity is cash generated from operating activities consisting of net earnings from operations adjusted for non-cash operating items such as depreciation and changes in operating assets and liabilities such as receivables, inventories and payables.

Cash provided by operating activities for the first half of 2002 was $5.6 million compared to cash used of $6.0 million in the same prior year period. The positive net change of $11.6 million in the current half year was primarily due to increased earnings in The Hillman Group and the elimination of losses and working capital associated with the STS Business sold in September 2001.

Investing Activities

The principal recurring investing activities are property additions primarily for key duplicating machines. Net property additions for the first six months of 2002 were $10.7 million compared to $7.8 million in the comparable prior year period. The increase in capital expenditures in the first half of 2002 compared to the year earlier period is primarily the result of the capital expenditures incurred for the expansion and automation of the new Cincinnati distribution facility in the amount of $4.7 million. Additionally, the Company paid $6.2 million in the first half of 2002 to purchase the Lowe’s specialty fastener business from R&B, Inc.

Financing Activities

Net borrowings under the Company’s senior credit facilities of $10.8 million for the six months ended June 30, 2002 decreased $2.4 million from the comparable prior year period as a result primarily of improved cash flow from operations. See Operating Activities noted above.

Liquidity and Capital Resources

The Company’s working capital position of $53.4 million at June 30,2002 represents an increase of $1.8 million from the December 31, 2001 level of $51.6 million primarily as a result of the seasonal increase in accounts receivable of $12.1 million offset by an increase in accounts payable of $3.3 and a decrease in inventories of $3.9 million. The Company’s current ratio decreased slightly to 2.05x at June 30, 2002 from 2.15x at December 31, 2001.

As of June 30, 2002, the Company had $24.4 million available under its secured credit facilities. The Company had approximately $100.0 million of outstanding debt under its secured credit facilities at June 30, 2002, consisting of $67.4 million in term loans, $32.3 million in revolving credit borrowings and $0.3 million in capitalized lease obligations. The term loans consisted of a $34.6 million Term B Loan (the “Term Loan B”) currently at a six (6) month LIBOR rate of 6.06% and a $32.8 million Term A loan (the “Term Loan A”) consisting of $17.0 million currently at a six (6) month LIBOR rate of 5.63% and $15.8 million currently at a three (3) month LIBOR rate of 5.13%. The revolver borrowings (the “Revolver”) consist of $20.0 million currently at a three (3) month LIBOR rate of 5.30%, $12.0 million at a three (3) month LIBOR rate of 5.19% and $0.3 million at an effective rate of 6.75%. The capitalized lease obligations were at various interest rates.

The Company increased its revolving credit facility by $10 million and its Term A Loan by $15 million on May 1, 2002 to finance the asset purchase of the Lowe’s specialty fastener business and to provide capital to fund the Company’s planned expansion and automation of its distribution facilities. Quarterly principal payments on the additional $15 million Term A loan totaling $705 will be paid in the year ended December 31, 2002 followed by quarterly payments of $953 beginning March 31, 2003 and ending September 30, 2007.

As of June 30, 2002 the Company had firm purchase commitments for capital expenditures in connection with the automation of its Cincinnati distribution center of approximately $4.2 million.

The Company’s net interest coverage ratio from continuing operations for the six months ended June 30, 2002 increased to 1.25X (earnings before interest, distributions on trust preferred securities and income taxes, over net interest expense and distributions on trust preferred securities), from 0.96X in the 2001 comparison period as a result of increased earnings.

Interest on the Amended Subordinated Debt Issuance of $40 million which matures September 29, 2009 is at a fixed rate of 18.0% per annum, with cash interest payments being required on a quarterly basis at a fixed rate of 13.5% commencing November 15, 2001. The outstanding principal balance of the Amended Subordinated Debt Issuance shall be increased on a quarterly basis at the remaining 4.5% fixed rate (the “PIK Amount”). All of the PIK Amounts are due on the fifth anniversary of the Amended Subordinated Debt Issuance. As of June 30, 2002, the outstanding Amended Subordinated Debt Issuance including the PIK Amounts was $41.2 million.

In accordance with the Company’s senior credit agreement, Hillman must maintain its fixed charge coverage at all times in excess of 1.05x through December 31, 2002 and 1.10x thereafter to continue monthly distributions on its Trust Preferred Securities ($1.0 million per month). Hillman’s fixed charge coverage was 1.36x for the twelve-month period ended June 30, 2002. The fixed charge test measures adjusted EBITDA, as defined in the senior credit agreement, less capital expenditures over cash interest expense, Trust Preferred Security distributions, scheduled senior debt repayments and other fixed charge items.

The Company has deferred tax assets aggregating $33.2 million and deferred tax liabilities of $4.6 million as of June 30, 2002, as determined in accordance with SFAS 109. Management believes that the Company’s deferred tax assets will be realized through the reversal of existing temporary differences between the financial statement and tax bases, as well as through future taxable income.

During the third quarter of 2002 the Company intends to distribute the note receivable from G-C and any interest accrued thereon and the Company’s investment in preferred stock of the Technology Services business to its common stockholders. There can be no assurances the transaction described herein will be completed.

Critical Accounting Policies and Estimates

The Company’s accounting policies are more fully described in Note 2, Summary of Significant Accounting Policies, of Notes To Consolidated Financial Statements. As disclosed in Note 2, Summary of Significant Accounting Policies, of Notes To Consolidated Financial Statements, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the consolidated financial statements.

The most significant accounting estimates inherent in the preparation of the Company’s consolidated financial statements include estimates associated with its evaluation of the recoverability of goodwill as well as those used in the determination of liabilities related to insurance programs, litigation, discontinued operations, taxation, restructuring, and environmental matters. In addition, significant estimates form the basis for the Company’s reserves with respect to sales and pricing allowances, collectibility of accounts receivable, inventory valuations, post-retirement benefits, post-employment benefits, and certain benefits provided to current employees. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial techniques. The Company constantly re-evaluates these significant factors and makes adjustments where facts and circumstances dictate. Specific factors are as follows: recoverability of goodwill is based on discounted future cash flows; litigation and environmental matters are based on projections provided by legal counsel; insurance programs and post-retirement benefits are actuarially determined; discontinued operations and restructuring charges are based on expected termination costs; deferred taxes are based on the Company’s projections of future taxable income; sales and returns and allowances are based on historical activity and customer contracts; accounts receivable reserves are based on doubtful accounts and aging of outstanding balances; inventory reserves are based on expected obsolescence and excess inventory levels; and post-employment and other employee benefits are based on benefit plan requirements and severance agreements. Historically, actual results have not significantly deviated from those determined using the estimates described above.

Cash Equivalents:

Cash equivalents consist of commercial paper, U.S. Treasury obligations and other liquid securities purchased with initial maturities less than 90 days and are stated at cost which approximates market value.

Restricted Investments:

Restricted investments represent assets held in a Rabbi Trust to fund deferred compensation liabilities due to the Company’s employees.

Inventories:

Inventories consisting predominantly of finished goods are valued at the lower of cost or market, cost being determined principally on the first-in, first-out method.

Property and Equipment:

Property and equipment, including assets acquired under capital leases, are carried at cost and include expenditures for new facilities and major renewals. Maintenance and repairs are charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from their respective accounts, and the resulting gain or loss is reflected in current operations.

Depreciation:

For financial accounting purposes, depreciation, including that related to plant and equipment acquired under capital leases, is computed on the straight-line method over the estimated useful lives of the assets, generally three to ten years, or, if shorter, over the terms of the related leases.

Goodwill and Other Intangible Assets:

For the Predecessor Financial Statements, goodwill related to the excess of acquisition cost over the fair value of net assets acquired is amortized on a straight-line basis over twenty-five to forty years. Effective January 1, 2002 the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” and accordingly, goodwill is no longer amortized, but is reviewed periodically for impairment (See Note 1, Basis of Presentation). Other intangible assets arising principally from acquisitions are amortized on a straight-line basis over periods ranging from three to twenty-five years.

Long-Lived Assets:

Under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company has evaluated its long-lived assets and certain identifiable intangibles including goodwill for financial impairment and will continue to evaluate them based on the estimated undiscounted future cash flows as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.

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

Retirement Benefits:

Certain employees of the Predecessor and Successor are covered under profit-sharing retirement plans (“defined contribution plans”) for which contributions are determined on an annual basis in accordance with the requirements of each plan. Certain employees of the Predecessor were covered under post-retirement benefit plans for which benefits were determined in accordance with the requirements of each plan.

Revenue Recognition:

Revenue from sales of products is recorded upon the passing of title and risks of ownership which occurs upon the shipment of goods.

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

Exchange adjustments resulting from foreign currency transactions are recognized in net income in the Predecessor Statements of Operations and were immaterial for the three and six-month periods ended June 30, 2001.

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

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” “project” or the negative of such terms or other similar expressions. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Report might not occur.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of interest rate changes as borrowings under our senior credit facility bear interest at variable interest rates. It is our policy to enter into interest rate transactions only to the extent considered necessary to meet our objectives. On March 31,2002 the Company entered into an interest rate cap agreement on a notional amount of $26.5 million of senior term debt. The interest rate cap agreement, which expires September 30, 2004, caps the LIBOR interest rate at 6% plus the senior credit facility LIBOR margin of between 2% and 2.5%. Based on our exposure to variable rate borrowings at June 30,2002, a one percent (1%) change in the weighted average interest rate would change our annual interest expense by approximately $0.9 million.

PART II
OTHER INFORMATION

Items 1, 2, 3, 4 & 5 — None

Item 6 – Exhibits and Reports on Form 8-K

a)		Exhibits, Including Those Incorporated by Reference.

	10.1*	Consent and First Amendment to the Credit Agreement dated as of September 28, 2001, by and among The Hillman Group, Inc. as Borrower and Heller Financial, Inc. as Agent, an Issuing Lender and a Lender and Antares Capital Corporation, General Electric Capital Corporation and Madison Capital Funding, LLC, each as Co-Agent and the other financial institutions party hereto as lenders.

	10.2**	Unit Repurchase Agreement by and among The Hillman Companies, Inc., SunSub Holdings LLC and GC-Sun Holdings, L.P.

	99.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)		Reports on Form 8-K.

None

*	Filed as an exhibit to Quarterly Report on Form 10-Q for the Quarter ended March 31, 2002.

**	Filed herewith

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HILLMAN COMPANIES, INC.

/s/ James P. Waters	/s/ Harold J. Wilder
James P. Waters Vice President — Finance (Chief Financial Officer)	Harold J. Wilder Controller (Chief Accounting Officer)

DATE: August 14, 2002