Form 10-Q
period 2002-09-30
HILLMAN COMPANIES INC
filed 2002-11-14
CIK 1029831

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

YES    X    NO

On November 14, 2002 there were 7,118,665 Common Shares issued and outstanding by the Registrant and 4,217,724 Trust Preferred Securities issued and outstanding by the Hillman Group Capital Trust (formerly SunSource Capital Trust). The Trust Preferred Securities trade on the American Stock Exchange under symbol HLM.Pr.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

(formerly SunSource Inc. and Subsidiaries)

INDEX

PAGE(S)

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Consolidated Balance Sheets as of September 30, 2002 (Unaudited) and December 31, 2001	3
Consolidated Statements of Operations for the Three Months ended September 30, 2002 and 2001 (Unaudited)	4
Consolidated Statements of Operations for the Nine Months ended September 30, 2002 and 2001 (Unaudited)	5
Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2002 and 2001 (Unaudited)	6
Notes to Consolidated Financial Statements (Unaudited)	7-16
Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations	17-28
Item 3. Quantitative and Qualitative Disclosures about Market Risk	29
Item 4. Controls and Procedures	29
PART II. OTHER INFORMATION	30
SIGNATURES	31
CERTIFICATES PURSUANT to SECTION 302 of the SARBANES-OXLEY ACT OF 2002	32-33

Item 1.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

(formerly SunSource Inc. and Subsidiaries)
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 30,
	2002	December 31,
	(Unaudited)	2001

ASSETS
Current assets:
Cash and cash equivalents	$2,510	$2,059
Restricted investments	1,142	1,187
Accounts receivable, net	41,067	28,399
Inventories	46,575	49,937
Deferred income taxes	9,136	9,136
Other current assets	3,558	5,868

Total current assets	103,988	96,586
Property and equipment, net	63,381	55,285
Goodwill, net	128,916	120,585
Other intangibles, net	11,439	12,553
Deferred income taxes	21,976	25,443
Restricted investments	5,701	7,462
Other investments	17,475	16,185
Deferred financing fees, net	5,644	5,536
Other assets	3,079	4,929

Total assets	$361,599	$344,564

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,623	$17,124
Current portion of senior term loans	7,962	3,813
Current portion of capitalized lease obligations	55	74
Deferred income tax liability	31	31
Accrued expenses:
Salaries and wages	3,215	5,337
Income and other taxes	1,490	2,014
Deferred compensation	1,142	1,187
Other accrued expenses	19,829	15,427

Total current liabilities	54,347	45,007
Long term senior term loans	58,185	50,312
Bank revolving credit	30,345	34,052
Long term capitalized lease obligations	208	248
Long term unsecured subordinated notes to related party	41,629	40,240
Deferred compensation	5,701	7,462
Deferred income tax liability	4,603	4,603
Other non-current liabilities	6,336	7,122

Total liabilities	201,354	189,046

Guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	102,201	102,104

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par, 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par, 20,000,000 shares authorized, 7,138,665 issued and outstanding	71	71
Additional paid-in capital	56,252	56,252
Retained earnings (accumulated deficit)	1,718	(2,909)
Accumulated other comprehensive income	3	—

Total stockholders’ equity	58,044	53,414

Total liabilities and stockholders’ equity	$361,599	$344,564

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
(formerly SunSource Inc. and Subsidiaries)
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
FOR THE THREE MONTHS ENDED,
(dollars in thousands)

	Successor	Predecessor

	September 30,	September 30,
	2002	2001

Net sales	$75,707	$114,767
Cost of sales	33,071	65,551

Gross profit	42,636	49,216

Operating expenses:
Selling, general and administrative expenses	27,584	38,302
Depreciation	3,048	3,505
Amortization	371	989
Management fee	450	—

Total operating expenses	31,453	42,796

Other income (expense), net	109	(105)

Income from operations	11,292	6,315
Interest expense, net	3,268	2,921
Distributions on guaranteed preferred beneficial interests	3,058	3,058
Equity in earnings of affiliate (Note 3)	—	118

Income before income taxes	4,966	454
Income tax provision (benefit)	2,177	(634)

Net income	$2,789	$1,088

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
(formerly SunSource Inc. and Subsidiaries)
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
FOR THE NINE MONTHS ENDED,
(dollars in thousands)

	Successor	Predecessor

	September 30,	September 30,
	2002	2001

Net sales	$214,910	$341,307
Cost of sales	95,564	197,743

Gross profit	119,346	143,564

Operating expenses:
Selling, general and administrative expenses	82,333	113,443
Depreciation	8,753	9,593
Amortization	1,114	2,895
Management fee	1,350	—

Total operating expenses	93,550	125,931

Other income (expense), net	1,571	(398)

Income from operations	27,367	17,235
Interest expense, net	10,039	9,222
Distributions on guaranteed preferred beneficial interests	9,172	9,174
Equity in earnings of affiliate (Note 3)	—	1,063

Income (loss) before income taxes	8,156	(98)
Income tax provision	3,529	1,229

Net income (loss)	$4,627	$(1,327)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
(formerly SunSource Inc. and Subsidiaries)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE NINE MONTHS ENDED,
(dollars in thousands)

	Successor	Predecessor

	September 30,	September 30,
	2002	2001

Cash flows from operating activities:
Net income (loss)	$4,627	$(1,327)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	9,867	12,488
Equity in earnings of affiliate	—	(1,063)
Deferred income tax	3,467	1,044
PIK interest on unsecured subordinated notes	1,389	—
Changes in current operating items:
Increase in accounts receivable	(11,884)	(13,792)
Decrease in inventories	4,713	1,228
Decrease in income taxes receivable	—	27
Decrease (increase) in other current assets	2,122	(356)
Increase (decrease) in accounts payable	3,499	(185)
Decrease in other accrued liabilities	(1,505)	(4,881)
Other items, net	(553)	2,013

Net cash provided by (used for) operating activities	15,742	(4,804)

Cash flows from investing activities:
Proceeds from sale of property and equipment	104	718
Capital expenditures	(17,714)	(12,179)
R&B Acquisition	(6,225)	—
Merger transaction fees	—	(3,112)
Other, net	1,037	(3,096)

Net cash used for investing activities	(22,798)	(17,669)

Cash flows from financing activities:
Borrowings (repayments) of senior term loans	12,022	(250)
(Repayments) borrowings of revolving credit loans, net	(3,707)	30,083
Repayments of unsecured subordinated notes	—	(2,785)
Principal payments under capitalized lease obligations	(59)	(707)
Financing fees	(749)	5
Repayments under other credit facilities, net	—	(624)

Net cash provided by financing activities	7,507	25,722

Net increase in cash and cash equivalents	451	3,249
Cash and cash equivalents at beginning of period	2,059	2,811

Cash and cash equivalents at end of period	$2,510	$6,060

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

On September 26, 2001, the Company was acquired by Allied Capital Corporation (“Allied Capital”) pursuant to the terms and conditions of an Agreement and Plan of Merger dated as of June 18, 2001, by and among Allied Capital, Allied Capital Lock Acquisition Corporation and SunSource (the “Merger Transaction”). Certain members of management and other stockholders continued as stockholders of the Company after the merger. The total transaction value was $74,027, consisting of the cash purchase price paid for the outstanding common stock of the Company aggregating $71,494 and management’s common shares valued at $2,533. The Company was the surviving entity in the merger and organized as an independently managed, privately held portfolio company of Allied Capital.

On September 28, 2001, the Company refinanced its $115,000 bank revolving credit and $21,500 term loan with $105,000 in senior secured credit facilities (the “Refinancing”).

The Company’s Statements of Operations and Cash Flows for the periods presented prior to the September 26, 2001 Merger Transaction are referenced herein as the predecessor financial statements (the “Predecessor” or “Predecessor Financial Statements”). The Company’s Consolidated Balance Sheet as of September 30, 2002 and December 31, 2001 and Statements of Operations for the three and nine month periods ended September 30, 2002 and 2001 and Statement of Cash Flow for the nine month periods ended September 30, 2002 and 2001 are referenced herein as the successor financial statements (the “Successor” or “Successor Financial Statements”). The Successor Financial Statements include the effects of the Merger Transaction and related transactions completed subsequent to the Merger Transaction, including the Refinancing and sale of the Technology Services subsidiary.

The accompanying Successor Financial Statements reflect the allocation of the aggregate purchase price of $74,027 to the assets and liabilities of the Company based on fair values at the date of the merger in accordance with Accounting Principles Board Opinion No. 16, Accounting for Business Combinations for transactions initiated prior to June 30, 2001. Changes in the estimate of fair value of the assets and liabilities assumed in the Merger Transaction for the nine month period ended September 30, 2002 resulted in a $4,079 increase in goodwill and a corresponding increase in liabilities assumed primarily due to the settlement of contingent liabilities related to the purchase.

The accompanying unaudited consolidated condensed financial statements present information in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. Management believes the financial statements include all normal recurring accrual adjustments necessary for a fair presentation. Operating results for the three months and nine months ended September 30, 2002 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report for the year ended December 31, 2001.

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

Results for periods prior to the adoption of SFAS 142 have not been restated to reflect the effect of discontinuing goodwill amortization. The following table reconciles the reported net loss to results that would have been reported if SFAS 142 had been adopted as of January 1, 2001:

	Three Months ended Sept. 30		Nine Months ended Sept. 30

	2002	2001	2002	2001

Reported net income (loss)	$2,789	$1,088	$4,627	$(1,327)
Goodwill amortization, net of income taxes	—	618	—	1,781

Adjusted net income	$2,789	$1,706	$4,627	$454

Intangible assets subject to amortization consisted of the following as of September 30, 2002:

	Carrying	Accumulated
	Amount	Amortization

Trademarks	$6,500	$650
Patents	6,700	2,094
Proprietary software	1,000	313
Non-compete agreements	1,250	954

	$15,450	$4,011

Amortization expense for intangible assets for the three months and nine months ended September 30, 2002 was $371 and $1,114, respectively. Amortization expense for the next five years is estimated to be as follows:

Year Ended
December 31	Amount

2002	$1,485
2003	$1,437
2004	$1,238
2005	$1,223
2006	$1,222

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
(formerly SunSource Inc. and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

2. Summary of Significant Accounting Policies:

Cash Equivalents:

Cash equivalents consist of commercial paper, U.S. Treasury obligations and other liquid securities purchased with original maturities less than 90 days and are stated at cost which approximates market value.

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

Retirement Benefits:

Certain employees of the Predecessor and Successor are covered under profit-sharing retirement plans (“defined contribution plans”) for which contributions are determined on an annual basis in accordance with the requirements of each plan. Certain employees of the Predecessor, principally employed at STS, were covered under a post-retirement benefit plan for which benefits were determined in accordance with the requirements of the plan. This post-retirement benefit plan was terminated as of December 31, 2000. See Note 7, Defined Benefit Retirement Plan.

Revenue Recognition:

Revenue from sales of products is recorded upon the passing of title and risks of ownership to the customer, which occurs upon the shipment of goods. Revenue is recorded net of pricing allowances such as customer rebates and slotting fees.

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

Comprehensive Income (Loss):

The components of comprehensive income (loss) for the three and nine month periods ended September 30, 2002 and 2001 were as follows:

	Three months ended		Nine months ended
	September 30		September 30
	2002	2001	2002	2001

Net income (loss)	$2,789	$1,088	$4,627	$(1,327)
Foreign currency translation adjustment	7	—	3	—

Comprehensive income (loss)	$2,796	$1,088	$4,630	$(1,327)

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

On September 28, 2001, the Company sold substantially all of the assets of its Technology Services subsidiary. The sales price aggregated $25,546 in cash and preferred stock, subject to post-closing adjustments, plus the assumption of certain liabilities by the buyer. The sale of assets resulted in no gain or loss on the sale transaction because the assets and liabilities of Technology Services were recorded at fair value in conjunction with the Merger Transaction. As of September 30, 2002, the Company’s consolidated balance sheet includes $6,706 in other investments related to the Company’s investment in the preferred stock of the buyer of the Technology Services business. The cash proceeds from the sale were distributed to Allied Capital and certain members of management, who are the remaining common shareholders of the Company.

On April 13, 2002, the Company entered into a Unit Repurchase Agreement with G-C, pursuant to which G-C exercised its call right under the G-C partnership agreement to purchase the Company’s interest in G-C. The Unit Repurchase Agreement closed on June 25, 2002. In exchange for its interest in G-C, the Company received a $10,000 subordinated note from G-C. Interest on the note is payable quarterly at a rate of 18% from May 1, 2002 to April 30, 2003, 17% from May 1, 2003 to April 30, 2004, and 16% thereafter. G-C’s payment of interest on the note is subject to certain restrictions under the terms of the subordinated note agreement. If such restrictions do not permit the current payment of interest in cash when due, accrued interest is added to the principal. For the three and nine month periods ended September 30, 2002 the Company added $468 and $769, respectively, of accrued interest to the principal. As of

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
(formerly SunSource Inc. and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

3. Contribution of Subsidiaries/Acquisitions/Divestitures, continued:

September 30, 2002, the Company’s consolidated balance sheet includes $10,769 in other investments related to the notes and interest accrued thereon.

During the fourth quarter of 2002, the Company currently intends to retain the G-C subordinated note receivable issued and the interest accrued thereon and to distribute its investment in the preferred stock of the Technology Services business to its common stockholders. There can be no assurances that this distribution will be made.

On May 1, 2002 the Company purchased certain assets of the Lowe’s specialty fastener business from R&B, Inc. for cash consideration of $6,225. The purchase of the specialty fastener business will expand the breadth of the Company’s product offering to Lowe’s. In connection with this transaction, the Company settled litigation filed by R&B, Inc. in February 1996 related to the Company’s sale of the Dorman Products division. The litigation settlement in the amount of $1,250 was fully reserved on the Company’s balance sheet, and accordingly, there was no charge to income in 2002.

The accompanying financial statements reflect the preliminary allocation of the aggregate purchase price of $6,225 to the assets and liabilities of the Company based on fair values at the date of the transaction in accordance with SFAS No. 141, “Business Combinations.” The final purchase price is subject to adjustment based on the value of inventory determined in accordance with the asset purchase agreement between the Company and R&B, Inc. The following table reconciles the fair value of the acquired assets and assumed liabilities to the total purchase price:

Accounts Receivable	$785
Inventory	1,350
Property and equipment	138
Goodwill	4,252

Total assets acquired		$6,525
Less assumed liabilities		300

Total purchase price		$6,225

The following disclosures indicate the Company’s estimate of pro forma financial results for the three month period ended September 30, 2001 and nine month periods ended September 30, 2001 and 2002 had the sale of the Technology Services subsidiary, the Company’s Refinancing and the acquisition of the Lowe’s specialty fastener business been consummated on January 1, 2001:

	Three months ended	Nine months ended	Nine months ended
	Sept. 30, 2001	Sept. 30, 2001	Sept. 30, 2002

Net Sales	$68,034	$193,781	$217,148
Net Income (loss)	$21	$(130)	$4,855

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
(formerly SunSource Inc. and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

4. Contingencies:

Certain legal proceedings are pending which are either in the ordinary course of business or incidental to the Company’s business. Those legal proceedings incidental to the business of the Company are generally not covered by insurance or other indemnity.

In the opinion of management, the ultimate resolution of the pending litigation matters will not have a material effect on the consolidated financial position, operations or cash flows of the Company.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
(formerly SunSource Inc. and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

5. Segment Information:

The Successor is organized as a single business segment. The Predecessor had two reportable segments (see Note 1, Basis of Presentation) which were disaggregated based on the products and services provided, markets served, marketing strategies and delivery methods. The Successor and the Predecessor each measure profitability and allocate corporate resources based on each segment’s Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) which is defined as income from operations before depreciation and amortization. The segment profitability can be further measured after recording depreciation and amortization based on Earnings Before Interest and Taxes (“EBIT”).

Following is a tabulation of segment information for the three months and nine months ended September 30, 2002 and 2001. Corporate information is included to reconcile segment data to the consolidated financial statements.

	For the Three Months Ended		For the Nine Months Ended
	Sept 30, 2002	Sept 30, 2001	Sept 30, 2002	Sept 30, 2001

	(Successor)	(Predecessor)	(Successor)	(Predecessor)

Net Sales
Hillman Group	$75,707	$66,355	$214,910	$188,746
Technology Services	—	48,412	—	152,561

Consolidated net sales -
business segments	$75,707	$114,767	$214,910	$341,307

EBITDA
Hillman Group	$15,587	$13,265	$40,405	$35,007
Technology Services	—	(927)	—	(1,205)

EBITDA — business segments	$15,587	$12,338	$40,405	$33,802

EBIT
Segment Profit — EBITDA	$15,587	$12,338	$40,405	$33,802
Hillman Group — Depreciation	(3,048)	(2,799)	(8,753)	(7,977)
Technology Services — Depreciation	—	(706)	—	(1,616)
Hillman Group — Amortization	(371)	(848)	(1,114)	(2,466)
Technology Services — Amortization	—	(141)	—	(429)

EBIT — business segments	$12,168	$7,844	$30,538	$21,314

Reconciliation of Segment Profit to Income (Loss) Before Income Taxes
Segment Profit — EBIT	$12,168	$7,844	$30,538	$21,314
Management fee expense	(450)	—	(1,350)	—
Dividend income — STS Operating, Inc.	176	—	521	—
Corporate expenses	(602)	(1,529)	(2,342)	(4,079)

Income from operations	11,292	6,315	27,367	17,235
Equity in earnings of affiliate	—	118	—	1,063
Interest expense, net	(3,268)	(2,921)	(10,039)	(9,222)
Distributions on guaranteed preferred beneficial interests	(3,058)	(3,058)	(9,172)	(9,174)

Income (loss) before income taxes	$4,966	$454	$8,156	$(98)

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
(formerly SunSource Inc. and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

6. Lines of Credit/Notes Payable/Long-Term Debt:

On December 28, 2000, the Company issued $30,000 of unsecured subordinated notes (the “Subordinated Debt Issuance”), maturing December 28, 2006. The Company issued Allied Capital, the holder of the subordinated notes, the right to purchase 285,000 shares of the Company’s common stock at a nominal value. In accordance with APB 14 — Accounting for Convertible Debt and Debt Issued with Stock Purchased Warrants, the Company recorded the Subordinated Debt Issuance and stock purchase rights issued to Allied Capital at a fair value of $29,103.

On September 28, 2001 the Company amended the Subordinated Debt Issuance to increase the existing subordinated debenture to $40,000 maturing on September 29, 2009 (the “Amended Subordinated Debt Issuance”). Interest on the Amended Subordinated Debt Issuance is at a fixed rate of 18.0% per annum, with cash interest payments required on a quarterly basis at a fixed rate of 13.5% commencing November 15, 2001. The outstanding principal balance of the Amended Subordinated Debt Issuance shall be increased on a quarterly basis at the remaining 4.5% fixed rate (the “PIK Amount”). All of the PIK Amounts are due on the fifth anniversary of the Amended Subordinated Debt Issuance. The outstanding principal balance of the Amended Subordinated Debt Issuance is included in long term unsecured subordinated notes to related party on the Company’s consolidated balance sheet at September 30, 2002 in the amount of $41,629 of which $1,629 represents the PIK amount.

On September 28, 2001, the Company refinanced its Revolver and Term Loan with $105,000 in senior secured credit facilities (the “New Refinancing”) consisting of $50,000 revolving credit (the “Revolver”), a $20,000 term loan (the “Term Loan A”), and a $35,000 term loan (the “Term Loan B”). This new credit agreement has a five-year term for the Revolver and Term Loan A and a seven-year term for Term Loan B (the “Credit Agreement”). The Credit Agreement provides borrowings at interest rates based on LIBOR plus a LIBOR margin of between 3.25% and 3.75%, or prime (the “Base Rate”) plus a margin of between 2.0% and 2.5% (the “Base Rate Margin”). In accordance with the Credit Agreement, letter of credit commitment fees are based on the average daily face amount of each outstanding letter of credit multiplied by three and one quarter percent (3.25%) per annum. Also, the Company pays an annual commitment fee of 0.5% per annum on the unused Revolver balance.

On May 1, 2002 the Credit Agreement was amended to provide an additional $10,000 of availability under the revolving credit facility and to increase Term Loan A by $15,000. In addition to funding the purchase of certain assets of the Lowe’s specialty fastener business from R&B, Inc. (see Note 3, Contribution of Subsidiaries/ Acquisitions/Divestitures) the cash proceeds and additional availability was used to finance the expansion and automation of the Company’s distribution facilities.

As of September 30, 2002, the Company had $26,429 available under the Revolver. The Company had $96,755 of outstanding debt at September 30, 2002 consisting of Revolver borrowings of $30,345, outstanding Term Loans of $66,147 and capital lease obligations of $263. The Company had letter of credit commitments outstanding of $3,225 at September 30, 2002.

As of September 30, 2002, the estimated fair value of the Company’s Term Loans approximates the recorded value as determined in accordance with SFAS 107. The Company discounted the future cash flows of its Term Loans based on borrowing rates for debt with similar terms and remaining maturities. The fair value estimate is made at a specific point in time, is subjective in nature, and involves uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimate.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
(formerly SunSource Inc. and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

7. Defined Benefit Retirement Plan:

In December 1999, the Company froze the benefit accruals under the Technology Services defined benefit retirement plan (the “STS Plan”), resulting in a curtailment gain of $5,608. In December 2000, the STS Plan was merged with another Company owned plan which was held for certain divested operations, and the Company terminated the merged plans as of December 31, 2000 resulting in a pre-tax loss of $4,279. In April 2002, the settlement of the STS Plan was completed and the Company received cash proceeds from plan assets in excess of settlement obligations totaling $3,903. Other income for the nine month period ended September 30, 2002 includes a favorable income adjustment of $1,231 to the previously recorded estimated loss on termination resulting from final settlement of the STS Plan.

8. Recent Accounting Pronouncements:

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146,“Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for certain Employee Termination benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

9. Subsequent Events:

On October 3, 2002, the Company, through its Hillman Group subsidiary, purchased the net assets of the DIY division (“DIY”) of the Fastenal Company of Winona, MN (the “Seller”). DIY distributes fasteners, anchors, picture hanging wire, hooks, tacks, and brads to national hardware cooperatives and home centers. The Company’s management believes that the purchase of the DIY business will further strengthen the Company’s position in its core market segments, particularly with the national hardware cooperatives. The Company paid $15,658 in cash to the Seller for the net assets of DIY. The purchase price is subject to a post-closing adjustment based upon the Company’s review of the closing balance sheet of DIY provided by the Seller. The final allocation of the purchase price will be determined following the post-closing adjustment to the balance sheet. The excess of the $15,658 purchase price over the net assets acquired is preliminarily estimated to be $6,240. The transaction was financed from the Company’s existing credit lines.

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

The Company, through its wholly owned subsidiary, The Hillman Group, Inc. (the “Hillman Group”) provides merchandising services and hardware and related products, such as, fasteners and similar items, key duplication equipment, keys and related accessories and identification equipment and items to retail outlets, primarily hardware stores, home centers and mass merchants.

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

On May 1, 2002, the Senior Credit Agreement was amended to provide an additional $10 million of availability under the revolving credit facility and to increase the $20 million term loan expiring September 27, 2006 by $15 million. Proceeds of the additional financing were used to finance the purchase of the specialty fastener business of Lowe’s, Inc. from R&B, Inc., the settlement of litigation with R&B, Inc. and the planned expansion and automation of the Company’s distribution facilities. As of September 30, 2002, the outstanding balance of the term loans aggregated $66.1 million.

Results of Operations

Segment Sales and Profitability for the Three Months and Nine Months Ended September 30, 2002 and 2001

(dollars in thousands)

	FOR THE THREE MONTHS ENDED,				FOR THE NINE MONTHS ENDED,

	Successor		Predecessor		Successor		Predecessor

	Sept 30, 2002		Sept 30, 2001		Sept 30, 2002		Sept 30, 2001

		% OF		% OF		% OF		% OF
	AMOUNT	TOTAL	AMOUNT	TOTAL	AMOUNT	TOTAL	AMOUNT	TOTAL

Sales
Hillman Group — Ongoing Operations	$75,707	100.0%	$66,355	100.0%	$214,910	100.0%	$188,746	100.0%
Technology Services	—		48,412		—		152,561

Consolidated Net Sales	$75,707		$114,767		$214,910		$341,307

		% OF SALES		% OF SALES		% OF SALES		% OF SALES
Gross Profit
Hillman Group — Ongoing Operations	$42,636	56.3%	$37,383	56.3%	$119,346	55.5%	$106,541	56.4%
Technology Services	—		11,833		—		37,023

Consolidated Gross Profit	$42,636		$49,216		$119,346		$143,564

EBITDA
Hillman Group	$15,587	20.6%	$13,265	20.0%	$40,405	18.8%	$35,007	18.5%
Management fee expense	(450)	-0.6%	—		(1,350)	-0.6%	—
Dividend income — STS Operating, Inc.	176	0.2%	—		521	0.2%	—
Corporate expenses	(602)	-0.8%	(1,529)	-2.3%	(2,342)	-1.1%	(4,079)	-2.2%

Consolidated EBITDA - Ongoing Operations(a)	$14,711	19.4%	$11,736	17.7%	$37,234	17.3%	$30,928	16.4%
Technology Services	—		(927)		—		(1,205)
Equity in earnings of affiliate(b)	—		118		—		1,063

Consolidated EBITDA	$14,711		$10,927		$37,234		$30,786

(a)	“EBITDA” (earnings before interest, taxes, depreciation and amortization) is defined as income (loss) from ongoing operations before depreciation and amortization. We believe that EBITDA provides useful information regarding our ability to service our debt. EBITDA is not a measure of operating performance computed in accordance with GAAP and should not be considered as a substitute for operating income, net income, cash flows from operating activities, or other statement of operations or cash flow data prepared in conformity with GAAP, or as a measure of profitability or liquidity.

(b)	Represents equity in earnings from the Company’s Kar Products, Inc. and A & H Bolt & Nut Company, Limited business (collectively, the “affiliate”) which was contributed on March 2, 2000 to a newly formed partnership affiliated with Glencoe Capital L.L.C.

The comparisons of operating results for the periods presented below reflect ongoing operations only (the Hillman Group and Corporate Expenses). Excluded from this discussion are the operating results of the sold STS Business as identified in the preceding Results of Operations financial table.

Three Months Ended September 30, 2002 and 2001

Net sales from the Hillman Group ongoing operations increased $9.3 million or 14.0% in the third quarter of 2002 to $75.7 million from $66.4 million in 2001. Hillman entered into a supply agreement in April 2001 to provide fastener related products to 360 Lowe’s, Inc (“Lowe’s”) stores. In September 2001, Hillman was named the exclusive, chain-wide supplier of fastener related products for all Lowe’s locations. In May 2002, Hillman began supplying all Lowe’s locations from the specialty fastener business acquired from R&B, Inc. The total fastener sales to Lowe’s represented $4.4 million of the $9.3 million total sales increase in the third quarter. Sales to other national accounts including Home Depot, Wal*Mart, Petsmart, and Tractor Supply increased by an aggregate $3.0 million in the third quarter of 2002 compared to the third quarter of 2001, primarily as a result of new store growth. In addition, the regional accounts together with franchise and independent (“F&I”) accounts increased $1.4 million over the comparable period in 2001. The regional accounts represent mid-sized hardware and lumber chains. The F&I accounts are typically individual dealers who are members of larger cooperatives, such as TruServ, Ace, and Do-It-Best.

The Hillman Group’s gross margin of 56.3% in the third quarter of 2002 was unchanged from the comparable 2001 period.

The Company’s consolidated selling, general and administrative expenses (“S,G&A”) decreased $10.7 million or 27.9% from $38.3 million in the third quarter of 2001 to $27.6 million in the third quarter of 2002. Excluding the sold STS Business from the Predecessor Operations, the S,G&A expenses from ongoing operations increased $2.0 million or 7.8% from $25.6 million in the third quarter of 2001 to $27.6 million in the third quarter of 2002. Selling expenses increased $0.6 million or 4.8% primarily as a result of servicing costs at new national account stores. Warehouse and delivery expenses increased $1.5 million or 21.1% primarily as a result of increased freight and labor costs from new business in 2002. General and administrative expenses decreased by $0.2 million or 3.4% primarily as a result of a reduction in corporate overhead costs following elimination of the Philadelphia corporate office in May 2002.

Total S,G&A expenses from ongoing operations expressed as a percentage of sales compared with the third quarter of 2001 are as follows:

	Three Months ended Sept. 30,

As of a % of Sales	2002	2001

Selling Expenses	17.5%	19.0%
Warehouse and Delivery Expenses	11.4%	10.7%
General and Administrative Expenses	7.5%	8.8%

Total S,G&A Expenses	36.4%	38.5%

EBITDA from ongoing operations after corporate expenses for the third quarter of 2002 was $14.7 million compared with $11.7 million for the same prior-year period, representing an increase of 25.6%.

The Company’s consolidated operating profit margin from ongoing operations (EBITDA as a percentage of sales) after corporate expenses increased to 19.4% in the third quarter of 2002 compared with 17.7% in 2001. The operating profit margin improvement was due to the reduction of S,G&A expenses as a percentage of sales while gross margin remained constant. The third quarter’s 14.1% sales increase outpaced the smaller 7.8% S,G&A expense increase, thereby raising the overall operating profit margin. The smaller S,G&A rate of increase was due to a reduction in costs associated with promotional marketing materials and corporate expenses.

Depreciation expense from ongoing operations increased $0.2 million to $3.0 million in the third quarter of 2002 from $2.8 million in the same quarter of 2001.

Amortization expense from ongoing operations decreased $0.4 million to $0.4 million in the third quarter of 2002 from $0.8 million in the third quarter of 2001. The decrease in amortization was the result of an accounting standard change which discontinued the recognition of amortization expense on goodwill from the Company’s acquisitions.

Interest expense, net of interest income, increased $0.4 million to $3.3 million in the third quarter of 2002 from $2.9 million in the same period of 2001. The increase was primarily the result of additional borrowings to finance the expansion and automation of the Company’s distribution facility and to purchase the Lowe’s specialty fastener business from R&B, Inc. The Company also recorded interest income of $0.2 million in the third quarter of 2002 on the $10.0 million note received from Glencoe from sale of the Company’s interest in GC-Sun Holdings L.P.

The Company has recorded a management fee charge of $0.45 million for the three months ended September 30, 2002. In connection with the Merger Transaction, the Company is obligated to pay management fees to a subsidiary of Allied Capital for management services rendered in the amount of $1.8 million for calendar years subsequent to 2001. The payment of management fees is due annually after delivery of the Company’s annual audited financial statements to the Board of Directors of the Company.

The Company pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.2 million per annum in the aggregate. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. For the three months ended September 30, 2002 and 2001, the Company paid $3.1 million in interest on the Junior Subordinated Debentures, equivalent to the amounts distributed by the Trust on the Trust Preferred Securities.

The Company is subject to federal, state and local income taxes on its domestic operations and foreign income taxes on its Canadian operation as accounted for in accordance with Statement of Financial Accounting Standard (SFAS) No. 109, “Accounting for Income Taxes.” Deferred income taxes represent differences between the financial statement and tax basis of assets and liabilities as classified on the Company’s balance sheet. The Company recorded a tax provision for income taxes of $2.2 million on pre-tax income of $5.0 million in the third quarter of 2002. The effective tax rate in the third quarter of 2002 was 43.8% compared to -73.6% in the third quarter of 2001. The effective tax rate in the third quarter of 2001 included an adjustment for additional federal and state tax benefits related to the year 2000.

Nine Months Ended September 30, 2002 and 2001

Net sales from the Hillman Group ongoing operations increased $26.2 million or 13.9% in the first nine months of 2002 to $214.9 million from $188.7 million in 2001. Hillman entered into a supply agreement in April 2001 to provide fastener related products to 360 Lowe’s stores. In September 2001, Hillman was named the exclusive, chain-wide supplier of fastener related products for all Lowe’s locations. In May 2002, Hillman began supplying all Lowe’s locations from the specialty fastener business acquired from R&B, Inc. The total fastener sales to Lowe’s represented $14.9 million of the $26.2 million total sales increase in the first nine months. Sales to other national accounts including Home Depot, Wal*Mart, Petsmart, and Tractor Supply increased by an aggregate $6.5 million in the first nine months of 2002 compared to the same period of 2001, primarily as a result of new store growth. In addition, the regional accounts together with franchise and independent (“F&I”) accounts increased $3.1 million over the comparable period in 2001. The regional accounts represent mid-sized hardware and lumber chains. The F&I accounts are typically individual dealers who are members of larger cooperatives, such as TruServ, Ace, and Do-It-Best.

The Hillman Group’s gross margin was 55.5% in the first nine months of 2002 compared with 56.4% in the first nine months of 2001. The large increase in sales volume to Lowe’s and other large national accounts described above and the resultant shift in sales mix contributed to the 0.9% decline in gross margin in the comparison period.

The Company’s consolidated S,G&A expenses decreased $31.1 million or 27.4% from $113.4 million in the first nine months of 2001 to $82.3 million in the first nine months of 2002. Excluding the sold STS Business from the Predecessor Operations, the S,G&A expenses from ongoing operations increased $7.0 million or 9.3% from $75.3 million in the first nine months of 2001 to $82.3 million in the first nine months of 2002. Selling expenses increased $3.2 million or 8.4% primarily as a result of servicing costs at new national account stores. Warehouse and delivery expenses increased $4.6 million or 23.2% as a result of increased freight and labor costs to process and ship the additional sales volume. General and administrative expenses decreased by $0.7 million or 4.1% primarily as a result of reduced corporate expenses.

Total S,G&A expenses from ongoing operations expressed as a percentage of sales compared with the first nine months of 2001 are as follows:

	Nine Months ended Sept. 30,

As of a % of Sales	2002	2001

Selling Expenses	19.3%	20.3%
Warehouse and Delivery Expenses	11.3%	10.5%
General and Administrative Expenses	7.7%	9.1%

Total S,G&A Expenses	38.3%	39.9%

EBITDA from ongoing operations after corporate expenses for the first nine months of 2002 was $37.2 million compared with $30.9 million for the same prior-year period, representing an increase of 20.4%.

The Company’s consolidated operating profit margin from ongoing operations (EBITDA as a percentage of sales) after corporate expenses increased to 17.3% in the first nine months of 2002 compared with 16.4% in 2001. The operating profit margin benefited from the reduction of S,G&A expenses as a percentage of sales. However, the S,G&A benefit was offset by the margin decrease which was primarily the result of pricing pressures and from costs associated with the opening and servicing of a large number of new national account customer locations. The remaining operating profit margin improvement was primarily due to other income of $1.2 million recorded from the termination of the STS pension plan together with dividend income of $0.5 million on the STS Investment which were partially offset by $1.4 million in management fee expense.

Depreciation expense from ongoing operations increased $0.8 million to $8.8 million in the first nine months of 2002 from $8.0 million in the same period of 2001 primarily as a result of an increase in the depreciable fixed asset base in connection with the production of new key duplication machines used for national accounts.

Amortization expense from ongoing operations decreased $1.4 million to $1.1 million in the first nine months of 2002 from $2.5 million in the first nine months of 2001. The decrease in amortization was the result of an accounting standard change which discontinued the recognition of amortization expense on goodwill from the Company’s acquisitions.

Interest expense, net of interest income, increased $0.8 million to $10.0 million in the first nine months of 2002 from $9.2 million in the same period of 2001. The increase was primarily the result of additional borrowings to finance the expansion and automation of the Company’s distribution facility and to purchase the Lowe’s specialty fastener business from R&B, Inc. The Company also recorded interest income of $0.8 million in the first nine months of 2002 on the $10.0 million note received from Glencoe from sale of the Company’s interest in GC-Sun Holdings L.P.

The Company has recorded a management fee charge of $1.4 million for the nine months ended September 30, 2002. In connection with the Merger Transaction, the Company is obligated to pay management fees to a subsidiary of Allied Capital for management services rendered in the amount of $1.8 million for calendar years subsequent to 2001. The payment of management fees is due annually after delivery of the Company’s annual audited financial statements to the Board of Directors of the Company.

The Company pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.2 million per annum in the aggregate. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. For the nine months ended September 30, 2002 and 2001, the Company paid $9.2 million in interest on the Junior Subordinated Debentures, equivalent to the amounts distributed by the Trust on the Trust Preferred Securities.

The Company is subject to federal, state and local income taxes on its domestic operations and foreign income taxes on its Canadian operation as accounted for in accordance with Statement of Financial Accounting Standard (“SFAS”) 109, “Accounting for Income Taxes.” Deferred income taxes represent differences between the financial statement and tax basis of assets and liabilities as classified on the Company’s balance sheet. The Company recorded a tax provision for income taxes of $3.5 million on pre-tax income of $8.2 million in the first nine months of 2002. The effective tax rate in the first nine months of 2002 was 43.3%. In the first nine months of 2001, the Company recorded a tax provision for income taxes of $1.2 million on a pre-tax loss of $0.1 million. This was primarily the result of non-deductible goodwill and other items related to acquisition and divestiture activities.

For the nine month period ended September 30, 2002, Hillman’s net sales and EBITDA were above plan. For the year ended December 31, 2002, Hillman is projected to achieve net sales of approximately $287.5 million, EBITDA of approximately $50.0 million, and profits before taxes of approximately $9.8 million. There can be no assurance that Hillman will be able to meet these projections. See “Forward Looking Statements.”

Cash Flows

The statements of cash flows reflect the changes in cash and cash equivalents for the nine months ended September 30, 2002 and 2001 by classifying transactions into three major categories: operating, investing and financing activities.

Operating Activities

The Company’s main source of liquidity is cash generated from operating activities consisting of net earnings from operations adjusted for non-cash operating items such as depreciation and changes in operating assets and liabilities such as receivables, inventories and payables.

Cash provided by operating activities for the first nine months of 2002 was $15.7 million compared to cash used of $4.8 million in the same prior year period. The positive net change of $20.5 million in the current nine months was primarily due to increased earnings in The Hillman Group and the elimination of losses and working capital associated with the STS Business sold in September 2001.

Investing Activities

The principal recurring investing activities are property additions primarily for key duplicating machines. Net property additions for the first nine months of 2002 were $17.7 million compared to $12.2 million in the comparable prior year period. The increase in capital expenditures in the first nine months of 2002 compared to the year earlier period is primarily the result of the capital expenditures incurred for the expansion and automation of the new Cincinnati distribution facility in the amount of $7.7 million. Additionally, the Company paid $6.2 million in the first nine months of 2002 to purchase the Lowe’s specialty fastener business from R&B, Inc.

Financing Activities

Net borrowings under the Company’s senior credit facilities of $8.3 million for the nine months ended September 30, 2002 decreased $21.5 million from the comparable prior year period as a result primarily of improved cash flow from operations. See Operating Activities noted above.

Liquidity and Capital Resources

The Company’s working capital position of $49.6 million at September 30,2002 represents a decrease of $2.0 million from the December 31, 2001 level of $51.6 million primarily as a result of the seasonal increase in accounts receivable of $11.9 million offset by an increase in accounts payable of $3.5 and a decrease in inventories of $4.7 million. The Company’s current ratio decreased to 1.91x at September 30, 2002 from 2.15x at December 31, 2001.

The Company’s contractual obligations in thousands of dollars as of September 30, 2002 are summarized below:

		Less Than	1 to 3
Contractual Obligations	Total	One Year	Years

Guaranteed Preferred Beneficial
Interests in the Company’s Junior Subordinated Debentures	$105,446	—	—
Long Term Senior Term Loans	66,147	$7,962	$17,124
Bank Revolving Credit Facility	30,345	—	—
Long Term Unsecured Subordinated Notes	41,629	—	—
Operating Leases	33,758	6,647	9,506
Deferrred Compensation Obligations	6,843	1,142	2,284
Capital Lease Obligations	315	74	119
Other Long Term Obligations	7,536	1,544	1,981

Total Contractual Cash Obligations	$292,019	$17,369	$31,014

All of the obligations noted above are reflected on the Company’s Consolidated Balance Sheet as of September 30, 2002, except for the Operating Leases.

As of September 30, 2002, the Company had $26.4 million available under its secured credit facilities. The Company had approximately $97.0 million of outstanding debt under its secured credit facilities at September 30, 2002, consisting of $66.2 million in term loans, $30.3 million in revolving credit borrowings and $0.3 million in capitalized lease obligations. The term loans consisted of a $34.6 million Term B Loan (the “Term Loan B”) currently at a six (6) month LIBOR rate of 6.06% and a $31.6 million Term A loan (the “Term Loan A”) consisting of $17.0 million currently at a three (3) month LIBOR rate of 5.56% and $14.6 million currently at a two (2) month LIBOR rate of 5.06%. The revolver borrowings (the “Revolver”) consist of $17.0 million currently at a three (3) month LIBOR rate of 5.13%, $12.0 million at a three (3) month LIBOR rate of 5.06% and $0.1 million at a three (3) month LIBOR rate of 5.81%. The capitalized lease obligations were at various interest rates.

The Company increased its revolving credit facility by $10 million and it’s Term A Loan by $15 million on May 1, 2002 to finance the asset purchase of the Lowe’s specialty fastener business and to provide capital to fund the Company’s expansion and automation of its distribution facilities. Quarterly principal payments on the additional $15 million Term A loan totaling $705 will be paid in the year ended December 31, 2002 followed by quarterly payments of $953 beginning March 31, 2003 and ending September 30, 2007.

On October 3, 2002, subsequent to the close of the third quarter, the Company purchased the net assets of the DIY division of the Fastenal Company for cash consideration of $15.6 million. This transaction was financed from the Company’s existing credit lines and had the impact of lowering the amount available on the secured credit facilities by the amount paid for the DIY purchase. See Note 9, Subsequent Events, of Notes To Consolidated Financial Statements for additional related information.

As of September 30, 2002 the Company had firm purchase commitments for capital expenditures in connection with the automation of its Cincinnati distribution center of approximately $2.1 million.

The Company’s net interest coverage ratio from continuing operations for the nine months ended September 30, 2002 increased to 1.42X (earnings before interest, distributions on trust preferred securities and income taxes, over net interest expense and distributions on trust preferred securities), from 0.99X in the 2001 comparison period as a result of increased earnings.

Interest on the Amended Subordinated Debt Issuance of $40 million which matures September 29, 2009 is at a fixed rate of 18.0% per annum, with cash interest payments being required on a quarterly basis at a fixed rate of 13.5% commencing November 15, 2001. The outstanding principal balance of the Amended Subordinated Debt Issuance shall be increased on a quarterly basis at the remaining 4.5% fixed rate (the “PIK Amount”). All of the PIK Amounts are due on the fifth anniversary of the Amended Subordinated Debt Issuance. As of September 30, 2002, the outstanding Amended Subordinated Debt Issuance including the PIK Amounts was $41.6 million.

In accordance with the Company’s senior credit agreement, Hillman must maintain its fixed charge coverage at all times in excess of 1.05x through December 31, 2003 and 1.10x thereafter to continue monthly distributions on its Trust Preferred Securities ($1.0 million per month). Hillman’s fixed charge coverage was 1.44x for the twelve-month period ended September 30, 2002. The fixed charge test measures adjusted EBITDA, as defined in the senior credit agreement, less capital expenditures over cash interest expense, Trust Preferred Security distributions, scheduled senior debt repayments and other fixed charge items.

The Company has deferred tax assets aggregating $31.1 million and deferred tax liabilities of $4.6 million as of September 30, 2002, as determined in accordance with SFAS 109. Management believes that the Company’s deferred tax assets will be realized through the reversal of existing temporary differences between the financial statement and tax bases, as well as through future taxable income.

During the fourth quarter of 2002, the Company currently intends to retain the G-C subordinated note receivable and the interest accrued thereon and to distribute its investment in the preferred stock of the Technology Services business to its common stockholders. There can be no assurances that this distribution will be made.

Critical Accounting Policies and Estimates

The Company’s accounting policies are more fully described in Note 2, Summary of Significant Accounting Policies, of Notes To Consolidated Financial Statements. As disclosed in Note 2, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the consolidated financial statements.

The most significant accounting estimates inherent in the preparation of the Company’s consolidated financial statements include estimates associated with its evaluation of the recoverability of goodwill as well as those used in the determination of liabilities related to insurance programs, litigation, discontinued operations, taxation, restructuring, and environmental matters. In addition, significant estimates form the basis for the Company’s reserves with respect to sales and pricing allowances, collectibility of accounts receivable, inventory valuations, and certain benefits provided to current employees. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions and product mix. The Company constantly re-evaluates these significant factors and makes adjustments where facts and circumstances dictate. Specific factors are as follows: recoverability of goodwill is based on discounted future cash flows; litigation and environmental matters are based on projections provided by legal counsel; discontinued operations and restructuring charges are based on expected termination costs; deferred taxes are based on the Company’s projections of future taxable income; sales and returns and allowances are based on historical activity and customer contracts; accounts receivable reserves are based on doubtful accounts and aging of outstanding balances; inventory reserves are based on expected obsolescence and excess inventory levels; and employee benefits are based on benefit plan requirements and severance agreements. Historically, actual results have not significantly deviated from those determined using the estimates described above.

Significant Accounting Policies

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

Retirement Benefits:

Certain employees of the Predecessor and Successor are covered under profit-sharing retirement plans (“defined contribution plans”) for which contributions are determined on an annual basis in accordance with the requirements of each plan. Certain employees of the Predecessor, principally employed at STS, were covered under a post-retirement benefit plan for which benefits were determined in accordance with the requirements of the plan. This post-retirement benefit plan was terminated as of December 31, 2000. See Note 7, Defined Benefit Retirement Plan.

Revenue Recognition:

Revenue from sales of products is recorded upon the passing of title and risks of ownership to the customer, which occurs upon the shipment of goods. Revenue is recorded net of pricing allowances such as customer rebates and slotting fees.

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

Comprehensive Income (Loss):

The components of comprehensive income (loss) for the three and nine month periods ended September 30, 2002 and 2001 were as follows:

	Three months ended		Nine months ended
	September 30		September 30

	2002	2001	2002	2001

Net income (loss)	$2,789	$1,088	$4,627	$(1,327)
Foreign currency translation adjustment	7	—	3	—

Comprehensive income (loss)	$2,796	$1,088	$4,630	$(1,327)

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

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of interest rate changes as borrowings under our senior credit facility bear interest at variable interest rates. It is our policy to enter into interest rate transactions only to the extent considered necessary to meet our objectives. On March 31, 2002 the Company entered into an interest rate cap agreement on a notional amount of $26.5 million of senior term debt. The interest rate cap agreement, which expires September 30, 2004, caps the LIBOR interest rate at 6% plus the senior credit facility LIBOR margin of between 2% and 2.5%. Based on our exposure to variable rate borrowings at September 30,2002, a one percent (1%) change in the weighted average interest rate would change our annual interest expense by approximately $0.9 million.

Item 4.

Controls and Procedures

(a)	Within the 90-day period prior to the filing date of this quarterly report, the Company’s chief executive officer and chief financial officer have conducted an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based upon this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them of any material information relating to the Company that is required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934.

(b)	There have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II
OTHER INFORMATION

Items 1, 2, 3, 4 & 5 — None

Item 6 — Exhibits and Reports on Form 8-K

a)		Exhibits, Including Those Incorporated by Reference

	10.1*	Consent and First Amendment to the Credit Agreement dated as of September 28, 2001, by and among The Hillman Group, Inc. as Borrower and Heller Financial, Inc. as Agent, an Issuing Lender and a Lender and Antares Capital Corporation, General Electric Capital Corporation and Madison Capital Funding, LLC, each as Co-Agent and the other financial institutions party hereto as lenders.

	10.2**	Unit Repurchase Agreement by and among The Hillman Companies, Inc., SunSub Holdings LLC and GC-Sun Holdings, L.P.

	10.3***	Asset Purchase Agreement between Fastenal Company and The Hillman Group, Inc. dated October 3, 2002.

	99.1****	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.2****	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)		Reports on Form 8-K

A Current Report on Form 8-K was filed on October 4, 2002 reporting our acquisition of the DIY division of Fastenal Company under Item 5 of Form 8-K

*	Filed as an exhibit to Quarterly Report on Form 10-Q for the Quarter ended March 31, 2002.

**	Filed as an exhibit to Quarterly Report on Form 10-Q for the Quarter ended June 30, 2002.

***	Filed as an exhibit to Current Report on Form 8-K dated October 4, 2002.

****	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HILLMAN COMPANIES, INC.

/s/ James P. Waters	/s/ Harold J. Wilder
James P. Waters Vice President — Finance (Chief Financial Officer)	Harold J. Wilder Controller (Chief Accounting Officer)

DATE: November 14, 2002

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Max W. Hillman, Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of The Hillman Companies, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could aversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	11/14/02
/s/ Max W. Hillman
Max W. Hillman Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, James P. Waters, Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of The Hillman Companies, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

d)	all significant deficiencies in the design or operation of internal controls which could aversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

e)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	11/14/02
/s/ James P. Waters
James P. Waters Chief Financial Officer