Form 10-K
period 2002-12-31
HILLMAN COMPANIES INC
filed 2003-03-27
CIK 1029831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission file number 1-13293

The Hillman Companies, Inc. (formerly SunSource Inc.)

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

     YES      X      NO

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

     YES     NO      X

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      X

     On March 20, 2003 there were 7,118,665 Common Shares issued and outstanding by the Registrant and 4,217,724 Trust Preferred Securities issued and outstanding by the Hillman Group Capital Trust (formerly SunSource Capital Trust). The Trust Preferred Securities trade on the American Stock Exchange under the symbol HLM.Pr. The aggregate market value of the Trust Preferred Shares held by non-affiliates at June 28, 2002 was $103,376,415.

PART I

Item I — Business.

General

SunSource Inc., a Delaware corporation (“SunSource”) converted from partnership to corporate form on September 30, 1997. On March 18, 2002, SunSource, as a result of the acquisition of a majority of SunSource common stock by Allied Capital Corporation in September 2001 as discussed below, changed its name to The Hillman Companies, Inc. (“Hillman” or the “Company”) which reflects its predominant business as one of the largest providers of merchandising services and hardware-related products to retail markets in North America. In connection with the SunSource name change, SunSource Capital Trust, which has 4.2 million Trust Preferred Securities outstanding and trading on the American Stock Exchange, changed its name to the Hillman Group Capital Trust. The Trust Preferred Securities trade under the ticker symbol HLM.Pr (formerly SDP.Pr). The Company has moved its principal executive offices from Philadelphia, Pennsylvania, to Cincinnati, Ohio.

The Company’s principal business is operated through its wholly owned subsidiary, The Hillman Group, Inc. (the “Hillman Group”) which had sales of approximately $287 million in 2002. The Hillman Group sells to hardware stores, home centers, mass merchants, pet suppliers, and other retail outlets principally in the United States, Canada, Mexico and South America. Product lines include thousands of small parts such as fasteners and related hardware items; keys, key duplication systems and accessories; and identification items, such as, tags and letters, numbers, and signs. Services offered include design and installation of merchandising systems and maintenance of appropriate in-store inventory levels.

Background

On September 26, 2001, SunSource Inc. was acquired by Allied Capital Corporation (“Allied Capital”) pursuant to the terms and conditions of an Agreement and Plan of Merger dated as of June 18, 2001, by and among Allied Capital, Allied Capital Lock Acquisition Corporation and SunSource (the “Merger Transaction”). Certain members of management and other stockholders continue as stockholders of the Company after the merger. The total transaction value was $74.0 million or $10.375 per SunSource common share, consisting of the cash purchase price paid for the outstanding common stock of the Company aggregating approximately $71.5 million and management and other stockholders’ common shares valued at approximately $2.5 million. SunSource was the surviving entity in the merger and organized as an independently managed portfolio company of Allied Capital.

In connection with the Merger Transaction, on September 28, 2001, the Company completed the sale of substantially all of the assets of its SunSource Technology Services business (the “STS Business”) to STS Operating, Inc. (“STS OP”), an entity formed by certain officers and managers of the STS Business, Allied Capital and Easton Hunt Capital Partners, L.P. for the purpose of acquiring the STS Business. STS OP purchased the assets of the STS Business including the rights to the name SunSource from SunSource Technology Services, LLC, an indirect wholly owned subsidiary of SunSource, pursuant to an Asset Purchase Agreement, dated September 28, 2001, by and between SunSource Technology Services, LLC and STS OP. The purchase price aggregated approximately $25.5 million in cash and preferred stock of STS OP, subject to post-closing adjustments, plus the assumption of certain liabilities. On October 16, 2002, Hillman’s equity investment in STS OP preferred stock and $0.2 million of cash was distributed to the Company’s common stockholders.

On March 2, 2000, the Company contributed its Kar Products operations to a newly formed partnership affiliated with Glencoe Capital L.L.C. (“Glencoe”). Glencoe contributed cash equity to the new partnership in exchange for a 51% controlling interest with the remaining minority interest retained by SunSource. The Company received $105 million in cash proceeds from the transaction through repayment of assumed debt by the new partnership, GC-Sun Holdings, L.P. (“G-C”). On October 4, 2000, G-C acquired all of the outstanding stock of Brampton Fastener Co. Limited (d/b/a Brafasco). On January 4, 2002, G-C provided the Company notice that it intended to exercise its call right to purchase the Company’s partnership interest as a result of the Merger Transaction with Allied Capital. On April 13, 2002, the

Company entered into a Unit Repurchase Agreement with G-C, pursuant to which G-C exercised its call right. In exchange for its interest in G-C, the Company received a $10 million subordinated note from G-C.

On May 1, 2002 the Company purchased certain assets of the Lowe’s specialty fastener business from R&B, Inc. for cash consideration of $6.3 million. In connection with this transaction, the Company settled litigation filed by R&B, Inc. in February 1996 related to the Company’s sale of the Dorman Products division.

On October 3, 2002, the Company, through its Hillman Group subsidiary, purchased the net assets of the DIY division (“DIY”) of the Fastenal Company of Winona, MN (“Fastenal”). DIY, with annual sales of approximately $22 million, distributes fasteners, anchors, picture hanging wire, hooks, tacks, and brads to national hardware cooperatives and home centers. The Company paid $15.3 million in cash to Fastenal for the net assets of DIY.

Acquisitions and Dispositions

On April 13, 2000, the Company sold substantially all of the assets of its Harding Glass, Inc. (“Harding”) subsidiary to VVP America for a cash purchase price of $30.6 million plus the assumption by the buyer of certain liabilities aggregating $12.7 million, subject to certain post-closing adjustments. Proceeds from the sale of Harding were used to repay the Company’s outstanding debt. Harding sales aggregated $28.0 million from January 1, 2000 through April 12, 2000.

A plan to dispose of the Company’s Harding Glass business was approved by the Board of Directors in December 1999. From December 1999 through the date of sale, Harding was accounted for as a discontinued operation and, accordingly, its results of operations were segregated from results of the Company’s ongoing businesses including restatement of prior periods presented.

On April 7, 2000, the Company acquired Axxess Technologies, Inc. (“Axxess” or “Axxess Technologies”) of Tempe, Arizona through a stock merger transaction. Axxess is a manufacturer and distributor of key duplication and identification systems. The transaction was structured as a purchase of 100% of the stock of the privately held company and repayment of outstanding Axxess debt in exchange for $87 million in cash and $23 million in subordinated notes. Axxess Technologies’ sales aggregated $19.4 million for the three months ended March 31, 2000. The results of operations for Axxess are included in the results of the Hillman Group from the date of acquisition. On June 1, 2001, Axxess Technologies merged with and into the Hillman Group in conjunction with the 2001 Legal Reorganization noted above with the Hillman Group being the surviving entity in the merger.

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

In December 2000, the Board of Directors approved a plan to liquidate the Company’s investment in SunSource Integrated Services de Mexico, SA de CV, the “Mexican Business Segment.” This segment has been accounted for as a discontinued operation and, accordingly, its results of operations were segregated from the results of the Company’s ongoing businesses including restatement of prior periods presented. The liquidation process was substantially completed as of June 30, 2001. On August 3, 2001, STS distributed its common stock investment in the Mexican Business Segment to the Hillman Group to segregate the STS Business from the remaining business interests of SunSource.

On May 16, 2001, the Board of Directors approved a plan of legal reorganization whereby (i) SunSource Technology Services, Inc. (“STS”) was formed as a single member limited liability company and a wholly owned subsidiary of the Hillman Group and (ii) Axxess Technologies, Inc. was merged with and into the Hillman Group, collectively, the “2001 Legal Reorganization.”

Industry Overview

Hillman operates in multiple channels of the retail marketplace such as hardware stores, national and regional home centers and mass merchants. Hillman focuses on delivering merchandising systems, point-of-sale displays, product support and sales installation services through its nationwide field sales and service force to the retail sector.

These retail channels are currently experiencing significant change marked by the continued growth of the large national big box (“Big Box”) chains (defined as mass merchants, home centers and large-format grocery/drug centers), which have taken market share from the regional home centers and independent hardware dealers and co-ops. Hillman has developed sales, marketing, merchandising and service specifically to meet the needs of the Big Box chains. Hillman believes that its market knowledge, merchandising skills, breadth of inventory, and value-added services, including superior support and fulfillment capabilities, will enable the Company to prosper with the Big Box chains.

The Hillman Group

Refer to Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 19, Segment Information, to the Consolidated Financial Statements for segment financial data for the three years ended December 31, 2002.

The Company is organized as a single business segment which is the Hillman Group. With annualized sales of approximately $287 million, the Hillman Group believes it is the leading provider of fasteners and related small hardware items; keys, key duplication systems and related accessories; and identification items, such as tags and letters, numbers and signs (“LNS”) to retail outlets in North America. Retail outlets served by Hillman are hardware stores, home centers, mass merchants, pet suppliers, grocery stores and drug stores. Through its field sales and service organization, Hillman complements its extensive product selection with value-added services for the retailer.

Sales and service representatives regularly visit retail outlets to review stock levels, reorder items in need of replacement, and interact with the store management to offer new product and merchandising ideas. Thousands of items can be actively managed with the retailer experiencing a substantial reduction in paperwork and labor costs. Service representatives also assist in organizing the products in a consumer-friendly manner. Hillman complements its broad range of products with value-added merchandising services such as displays, product identification stickers, retail price stickers, store rack and drawer systems, assistance in rack positioning and store layout, and inventory restocking services. Periodically, Hillman introduces new products and package designs with color-coding for ease of shopping by consumers and modifies rack designs to improve the attractiveness of individual store displays. In effect, Hillman functions as a merchandising manager for retailers, supporting these services with high order fill rates and rapid delivery from its twelve distribution centers across the United States. Currently, orders are shipped within 48 hours with a 96% order fill rate.

Hillman also manufactures and markets a value-added mix of high-tech and conventional products in two core product categories: key duplication systems and identification systems. The patent-protected Axxess Precision Key Duplication SystemTM has proven to be a profitable revenue source within Big Box retailers. This system has been placed in over 13,000 retail locations to date.

In addition, Hillman offers a commercialized, innovative, consumer-operated vending system, Quick-TagTM, which provides custom engraved specialty items, such as pet identification tags, luggage tags and other engraved identification tags. Hillman initially targeted the pet identification market with its Quick-Tag system, and has facilitated the process of obtaining a pet tag by providing pet owners with a quick and highly convenient means to custom engrave tags while shopping at large format retail stores such as Wal-Mart and PETsMART. Hillman has developed other high impact applications for its Quick-Tag™ interactive engraving technology, including luggage tags, key chains and military-style identification tags. To date, more than 2,900 Quick-Tag™ machines have been placed in retail locations which are being supported by Hillman’s sales and service representatives.

The Company ships its products from twelve distribution centers located strategically throughout the U.S. and Canada (See Item 2 — Properties). In 2002 Hillman invested $9.8 million in a new state of the art distribution facility in Cincinnati, Ohio. In addition to improving order turnaround time and reducing labor costs the new facility will provide additional capacity to accommodate future sales growth.

     Products and Suppliers

Currently, Hillman buys its products from approximately 650 vendors, the largest of which accounted for approximately 10% of the Group’s annual purchases and the top five of which accounted for 27% of its purchases. About half of its purchases are from overseas suppliers, with the balance from domestic manufacturers and master distributors.

     Fasteners

Hillman’s fastener product line includes both standard and specialty nuts, bolts, washers, screws and anchors. The line also includes brass, plastic, stainless steel, and other miscellaneous fasteners. The depth of the line, over 37,500 products, is believed to be the largest among suppliers servicing the hardware retail segment. Fasteners generated almost 57% of total revenue in 2002. Non-fastener products feature picture hanging items and accessories, keys and accessories, LNS, rope and chain accessories, and an extensive list of specialty items. To assure quality from its vendors, Hillman conducts periodic on-site evaluations, random sampling of products and communicates results to vendors. Hillman also tracks the performance of its vendors based on delivery time and accuracy of shipments.

     Keys and Key Accessories

Hillman provides a competitive line of metal key products for major retailers and the automotive sector. In 2002, keys represented 21.4% of total revenue. Hillman manufactures two metal key duplication systems that are niche-marketed to retail outlets, primarily mass merchants and home centers, and a code cutting system for use in automotive dealerships and in vehicle fleet environments.

The Axxess Precision Key Duplication System™ creates high quality duplicate keys with the precision of a locksmith while minimizing the technical skill required by operators. The system was developed in response to retailers needs for reducing the miscut rate on keys. Axxess keys provide retailers with nearly ten times more gross profit per square foot than the average of all products sold in grocery and mass merchant channels. Hillman also markets a conventional key cutting system. Key styles marketed include standard brass keys, Wackeys™, NFL logo keys, Color Plus™ keys, rubber head keys, and high security vehicle anti-theft key blanks. The conventional system is marketed to retailers who do not experience high employee turnover and therefore do not have the same labor constraints as mass merchants, home centers or grocery and drug retailers.

The key cutting system developed for the automotive industry, PC+ Code Cutter, produces automobile keys using alphanumeric codes based on a vehicle’s identification number. Utilizing a proprietary computer program, the PC+ Code Cutter identifies and then cuts keys based on the automobile’s original key pattern. The PC+ Code Cutter is distributed through Barnes Distribution, a distribution company serving vehicular and industrial markets. Since its introduction in February 1996, more than 7,700 PC+ Code Cutter systems have been sold.

Hillman also markets key accessories in conjunction with its key duplication systems. Popular accessories include the Key Light™, Valet KeyChain™, key identifiers, key coils and key clips. The Key Mates™ line of key accessories includes a broad range of products such as key chains, tags, lights, floats, holders, whistles, and a host of other miscellaneous complementary items.

     Engraving

Quick-Tag™ is a patented, state-of-the-art consumer-operated vending system that custom engraves specialty products such as pet identification tags, military-style I.D. tags, holiday ornaments and luggage tags. The Company has placed almost 3,000 Quick-Tag machines in retail outlets throughout the United States and Canada. Using an interactive touch screen, customers input information such as a pet name and telephone number, and the system’s proprietary technology engraves the tag in less than two minutes. The Quick-Tag system does not require incremental labor and generates high levels of customer satisfaction and attractive margins for the retailer. The Quick-Tag custom engraving systems generate retail profit per square foot over seven times the typical retail average. Revenues for engraving products represented 8.7% of total revenues in 2002.

Hillman purchases a wide variety of materials and components to manufacture the Axxess Key Duplication and Quick-Tag engraving machines, many of which are manufactured to its specifications. Management does not believe that it is overly dependent on any one supplier. The machine components do not generally require proprietary technology and Hillman has identified or used alternate suppliers for its primary sourcing needs.

     Letters, numbers and signs (“LNS”)

LNS sales accounted for 9.0% of 2002 revenues and include packaged self-adhesive letters and numbers, mailbox numbers and accessories, house numbers and letters, contractor safety program signs, and driveway markers and reflectors. Typical retailers dedicate eight linear feet of retail space for this product and view it as a significant contributor to their retail offerings.

     Markets and Customers

Hillman services approximately 15,000 franchise and independent (“F&I”) retail outlets. These individual dealers are typically members of the larger cooperatives, such as Tru-Serv, Ace and Do-it-Best. The Company sells directly to the cooperative’s retail locations and also supplies many fastener items to the cooperative’s central warehouses. These central warehouses distribute to their members that do not have a requirement for Hillman’s in-store service. These arrangements reduce credit risk and logistic expense for Hillman and reduce central warehouse inventory and delivery costs for the cooperatives.

The products sold to the F&I dealers typically account for approximately 7% of the retailer’s revenues and over 25% of a hardware store’s traffic. A typical hardware store maintains in inventory thousands of different items, many of which generate small dollar sales but large profits. It is difficult for a retailer to monitor economically all stock levels and to reorder the products from multiple vendors. The problem is compounded by the necessity of receiving small shipments of inventory at different times and having to stock the goods. However, failure to have these small items available will have an adverse effect on store traffic, thereby denying the retailer the opportunity to sell items that generate higher dollar sales.

In addition, Hillman sells its products to national accounts such as Wal-Mart, Home Depot, Lowes, Sears, Tractor Supply, PETsMART, and PetCo. Hillman’s status as a national supplier of unique, proprietary products to Big Box retailers allowed it to develop a formidable market position and high barriers to entry within its product categories. Management believes that the dynamics, which make its services attractive to hardware retailers, are present with these larger customers as well.

Hillman serves over approximately 20,000 customers, the top five of which accounted for approximately 40% of its annualized sales. The single largest customer represented approximately 14.4% of total revenue and the second largest was slightly less than 12%. No other customer accounted for more than 10% of the Company’s total sales in 2002.

Hillman’s telemarketing activity sells to approximately 6,700 smaller hardware outlets and over 6,000 non-hardware accounts. New business is also being cultivated internationally in such places as Canada, Mexico, South and Central America, and the Caribbean.

     Sales and Marketing

Management believes the Company consistently is able to be responsive to the needs of the F&I retailers because it employs the largest direct sales organization in the retail home industry. This organization consists of 210 people, managed by 15 field managers. Each sales representative is responsible for approximately 50 full service accounts that they call on approximately every two weeks. Coupled with the efforts of the Marketing Department, the sales force not only sells products, but can sell merchandising and technological support capabilities as well. The Marketing Department provides support through the development of new products, sales collateral, promotional items, merchandising aids and marketing services such as advertising and trade show management. Its EDI system is used by a number of its large customers.

In addition, the national accounts field service organization consists of over 300 service people and 22 field managers focusing on “Big Box” retailers, pet super stores, large national discount chains and grocery stores. This organization reorders products, details store shelves and sets up in-store promotions.

Management believes that Hillman provides unmatched product support, customer service and profit opportunities for its retail distribution partners. It also believes that a significant source of its competitive advantage rests in its ability to provide a greater level of customer service than its competitors. Hillman products are covered directly by the combined field service organization, which provides service support through field visits. These field visits provide Hillman with critical information relating to consumer buying patterns and retailing trends, and complements their new product development efforts. Field service representatives also help retail customers to improve the efficiency and profitability of Hillman’s on-site merchandising systems by consulting with customers in the areas of EDI, product planning, inventory control, systems interface and store operations.

     Competition

The principal competitors for Hillman’s F&I business are Midwest Fasteners, Serv-A-Lite and Hyko in the hardware store marketplace. The first two carry mainly fastener products, while the latter is the major competitor in letters numbers and signs. Hillman competes primarily on field service, merchandising, as well as product availability, price and breadth of product line.

Management estimates that Hillman sells to approximately 65% of the full service hardware stores in the F&I marketplace. The hardware outlets that purchase products but not services from Hillman also purchase products from local and regional distributors and cooperatives. Competition in the F&I marketplace is primarily on the basis of price and availability.

The primary competitors in the national accounts marketplace for fasteners are Crown-Bolt, R&B, Inc. and the Newell Group. Competition is based primarily on in-store service and price. Other competitors are local and regional distributors.

In 2002, the total domestic market for keys was estimated to be 600 million units at the retail level with annual sales of over $900 million. The key duplication market can be segmented into three primary retail categories: hardware stores, locksmiths and Big Box retailers. Hillman believes it maintains the leading market share of keys in terms of unit and dollar sales. To displace Hillman’s market position, a competitor would have to develop a full range of products with demonstrably better technology without infringing on patents. These competitors would also have to buyback existing inventory from retailers. Management believes that these substantial competitive barriers help preserve its unique franchise within the key duplication market segment.

Hillman competes with Hyko for LNS sales in hardware stores, home centers and mass merchants. Competitors in the pet tag market are specialty retailers, direct mail order and retailers with in-store mail order capability. The Quick-Tag system has patent protected proprietary technology that is a major barrier to entry and preserves this market segment.

Risk Factors

     Risks Associated with Acquisitions

An element of Hillman’s future growth strategy is to pursue selected acquisitions that either expand or complement its businesses in new or existing markets. However, there can be no assurance that the Company will be able to identify or acquire acceptable acquisition candidates on terms favorable to the Company and in a timely manner to the extent necessary to fulfill Hillman’s growth strategy. Furthermore, there can be no assurance that competition for acquisition candidates will not escalate, thereby increasing the costs of acquisitions. The process of integrating acquired businesses into the Company’s operations may result in unforeseen difficulties and may require a disproportionate amount of resources and management’s attention, and there can be no assurance that Hillman will be able to successfully integrate acquired businesses into its operations. The failure to complete or successfully integrate prospective acquisitions may have an adverse impact on the Company’s growth strategy.

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

     Seasonality and Economic Conditions

Hillman has, in the past, experienced seasonal fluctuations in sales and operating results from quarter to quarter. Typically, the first calendar quarter is the weakest due to the effect of weather on home projects and the construction industry.

With the growing trend toward retail trade consolidation we are increasingly dependent upon key retailers whose bargaining strength is growing. Accordingly, we face greater pressure from our retail trade customers to provide more favorable trade terms. We can be negatively affected by changes in the policies of our retail trade customers.

The threat of potential military action or war, as well as attendant political activity, has created an atmosphere of economic uncertainty throughout the world. Our results may be impacted by the macroeconomic effects of those events. A disruption in our supply chain as a result of such actions may significantly affect our business and its prospects. In addition, such events may also result in heightened domestic security and higher costs for importing shipments of product. Any of these occurrences may have a material adverse effect on our financial position, cash flow or results in any reporting period.

Changes in general economic conditions could also have a material adverse effect on the Company’s business, results of operations and financial condition.

     Dependence on Information Systems

The Company believes that its proprietary computer software programs are an integral part of its business and growth strategies. Hillman depends on its information systems generally to process orders, to manage inventory and accounts receivable collections, to purchase, sell and ship products efficiently and on a timely basis, to maintain cost-effective operations and to provide superior service to its customers. There can be no assurance that the precautions which the Company has taken against certain events that could disrupt the operations of its information systems will prevent the occurrence of such a disruption. Any such disruption could have a material adverse effect on the Company’s business and results of operations.

Insurance Arrangements

Under the Company’s current insurance programs, commercial umbrella coverage is obtained for catastrophic exposure and aggregate losses in excess of expected claims. Since October 1991, the Company has retained the exposure on certain expected losses related to worker’s compensation, general liability and automobile. The Company also retains the exposure on expected losses related to health benefits of certain employees. The Company believes that its present insurance is adequate for its businesses. See Note 15, Commitments and Contingencies, of Notes to Consolidated Financial Statements of the Company as of and for the three years ended December 31, 2002.

Employees

As of December 31, 2002, the Company’s total operations employed approximately 1,800 employees, of which approximately 640 were sales personnel, approximately 890 were employed as warehouse, manufacturing and delivery personnel, and approximately 270 were administrative positions. In the opinion of management, employee relations are good.

Backlog

The Company’s sales backlog from ongoing operations was $1.3 million as of December 31, 2002, and $1.6 million as of December 31, 2001.

Where You Can Find More Information

The Company files quarterly, annual and special reports, proxy statements and other information with the Securities and Exchange Commission (the “Commission”). You may read and copy any reports, statements, or other information filed by the Company at the Commission’s public reference rooms at 450 5th Street, N.W., Washington, D.C. 20549. Please call the Commission at 1-202-942-8090 for more information on the public reference rooms. The Commission also maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, like Hillman, that file electronically with the Commission. Copies may also be obtained, after paying a duplicating fee, by electronic request to publicinfo@sec.gov or by written request to Public Reference Section, Washington, D.C. 20549-0102.

You can inspect reports, proxy statements, and other information about the Company at the offices of The American Stock Exchange, 86 Trinity Place, New York, NY 10006.

Item 2 — Properties.

The Company’s principal office, manufacturing and distribution properties are as follows:

	Approximate
Location	Square Footage	Description

Cincinnati, Ohio	240,000	Office, Distribution

Forest Park, Ohio	260,000	Distribution

Tempe, Arizona	161,000	Mfg., Distribution

Tempe, Arizona	47,000	Office

Bakersfield, California	84,000	Distribution

Dallas, Texas	32,000	Distribution

Portland, Oregon	29,000	Distribution

Charlotte, North Carolina	32,000	Distribution

Albany, New York	39,000	Distribution

LaCrosse, Wisconsin	48,000	Distribution

Rockford, Illinois	153,000	Office, Distribution

Riveria Beach, Florida	37,000	Distribution

Goodlettsville, Tennessee	72,000	Manufacturing

Mississuaga, Ontario	11,000	Distribution

With the exception of Goodlettseville, Tennessee, all of the Company’s facilities are leased. In the opinion of management, the Company’s existing facilities are in good condition.

Item 3 — Legal Proceedings.

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

Item 4 — Submission of Matters to a Vote of Security Holders.

The Company did not submit any matters to a vote of Trust Preferred holders during the quarter ended December 31, 2002.

PART II

Item 5 — Market for Registrant’s Common Shares and Related Stockholder Matters.

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

	HIGH	LOW

2002

First Quarter	$25.80	$24.80

Second Quarter	25.50	24.51

Third Quarter	24.80	21.95

Fourth Quarter	25.00	23.31

2001

First Quarter	$18.62	$15.06

Second Quarter	23.50	17.90

Third Quarter	24.79	23.21

Fourth Quarter	25.47	24.40

The Trust Preferred Securities have a liquidation value of $25.00 per security. As of March 20, 2003, there were 808 holders of Trust Preferred Securities and fourteen (14) common stockholders. The total number of Trust Preferred Securities outstanding as of March 20, 2003, was 4,217,724. The total number of Common Shares outstanding as of March 20, 2003, was 7,118,665.

Distributions

The Company pays interest to the Hillman Group Capital Trust, formerly SunSource Capital Trust (the “Trust”), on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.2 million per annum in the aggregate. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. For the years ended December 31, 2002 and 2001, the Company paid $12.2 million per year in interest on the Junior Subordinated Debentures, equivalent to the amounts distributed by the Trust on the Trust Preferred Securities.

Item 6 — Selected Financial Data.

As a result of the Merger Transaction, the Company’s operations for the periods presented prior to September 30, 2001 are referenced herein as the predecessor operations (the “Predecessor” or “Predecessor Operations”). The Company’s operations for the periods presented since the Merger Transaction are referenced herein as the successor operations (the “Successor” or “Successor Operations”) and include the effects of the Company’s debt refinancing and sale of an operating subsidiary completed subsequent to the Merger Transaction.

The following table sets forth selected consolidated financial data of the Predecessor as of and for the three years ended December 31, 2000 and the nine months ended September 30, 2001; and consolidated financial data of the Successor as of and for the year ended December 31, 2002 and the three months ended December 31, 2001. See accompanying Notes to Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information regarding the acquisition of the Company by Allied Capital, the Company’s debt refinancing, and discontinued operations as well as other acquisitions and divestitures that affect comparability.

(dollars in thousands)

	Successor		Predecessor

		Three	Nine
		Months	Months
	Year Ended	Ended	Ended	Year Ended	Year Ended	Year Ended
	12/31/02	12/31/01	09/30/01	12/31/00	12/31/99	12/31/98

Income Statement Data:
Continuing Operations

Net sales	$286,788	$60,040	$341,307	$462,839	$543,277	$603,071

Gross profit	160,614	34,442	143,564	184,660	226,154	252,168

Gain on contribution of subsidiaries	—	—	—	49,115	—	—

Income (loss) before discontinued operations	6,103	(2,909)	(1,327)	27,290	(11,321)	11,517

Income (loss) from discontinued operations	—	—	—	(2,610)	(25,815)	2,300

Extraordinary loss	—	—	—	—	(235)	—

Net income (loss)	$6,103	$(2,909)	$(1,327)	$24,680	$(37,371)	$13,817

Balance Sheet Data at December 31:

Total assets	$368,854	$344,564	N/A	$322,589	$321,626	$327,523

Long-term debt and capitalized lease obligations (1)	$146,716	$128,739	N/A	$102,790	$126,723	$95,842

(1)	Includes current portion of long-term debt.

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information which management believes is relevant to an assessment and understanding of the Company’s operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

General

The Hillman Companies, Inc. (“Hillman” or the “Company”), formerly SunSource Inc. (“SunSource”), is one of the largest providers of value-added merchandising services and hardware-related products to retail markets in North America.

The Company, through its wholly owned subsidiary, The Hillman Group, Inc. (the “Hillman Group”), provides merchandising services and hardware and related products, such as, fasteners and similar items, key duplication equipment, keys and related accessories, and identification equipment and items to retail outlets, primarily hardware stores, home centers and mass merchants.

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

In connection with the Merger Transaction, on September 28, 2001, the Company completed the sale of substantially all of the assets of its SunSource Technology Services business (the “STS Business”) to STS Operating, Inc. (“STS OP”), an entity formed by certain officers and managers of the STS Business, Allied Capital and Easton Hunt Capital Partners, L.P. for the purpose of acquiring the STS Business. The purchase price aggregated approximately $25.5 million in cash and preferred stock, subject to post-closing adjustments plus the assumption of certain liabilities. On October 16, 2002, Hillman’s equity investment in STS OP preferred stock and $0.2 million of cash was distributed to the Company’s common stockholders.

The Company’s operations for the periods presented prior to September 30, 2001 are referenced herein as the predecessor operations (the “Predecessor” or “Predecessor Operations”). The Company’s operations for the period presented since the Merger Transaction are referenced herein as the successor operations (the “Successor” or “Successor Operations”) and include the effects of the Company’s debt refinancing and sale of an operating subsidiary completed subsequent to the Merger Transaction (see Financing Arrangements and Acquisitions/Divestitures below). The Company’s final two business days of operation in September 2001 are immaterial for separate presentation and have been reflected in the Predecessor Operations.

Financing Arrangements

On September 28, 2001, the Company refinanced its $115 million bank revolving credit and $21.5 million term loan with $105 million in senior secured credit facilities (the “Refinancing”). The new senior debt agreement (“Credit Agreement”) has a $50 million revolving credit line, a $20 million term loan that expires on September 27, 2006, and a $35 million term loan that expires on September 27, 2008. On May 1, 2002, the Credit Agreement was amended to provide an additional $10.0 million of availability under the revolving credit facility and to increase the term loans by $15.0 million.

On December 23, 2002, the Credit Agreement was amended to provide an additional $4.8 million of availability under the revolving credit agreement and to increase the term loans by $5.2 million. As of December 31, 2002, the outstanding balance of the term loans aggregated $69.8 million.

On December 28, 2000, the Company issued $30 million of unsecured subordinated notes to Allied Capital and issued an additional $10 million of these notes to Allied Capital on September 28, 2001 in conjunction with the Refinancing noted above (the “Amended Subordinated Debt Issuance”). The majority of the cash proceeds generated from the Amended Subordinated Debt Issuance were used to repay at a discount an unsecured subordinated note issued in connection with the acquisition of Axxess Technologies, Inc. on April 7, 2000 (the “Axxess Subordinated Note Repayment”).

Corporate Reorganization

On May 16, 2001, the Board of Directors approved a plan of legal reorganization whereby (i) SunSource Technology Services, Inc. (“STS”) was formed as a single member limited liability company and a wholly owned subsidiary of the Hillman Group and (ii) Axxess Technologies, Inc. was merged with and into the Hillman Group, collectively, the “2001 Legal Reorganization.”

Acquisitions and Dispositions

On October 3, 2002, the Company, through its Hillman Group subsidiary, purchased the net assets of the DIY division (“DIY”) of the Fastenal Company of Winona, MN (“Fastenal”). DIY, with annual sales of approximately $22 million, distributes fasteners, anchors, picture hanging wire, hooks, tacks, and brads to national hardware cooperatives and home centers. The Company paid $15.3 million in cash to Fastenal for the net assets of DIY. The transaction was financed from the Company’s existing credit lines.

In connection with the DIY acquisition, the Company developed an overall integration plan that included the elimination of redundant headcount and facilities. The Company accrued approximately $3.4 million of estimated costs related to the integration plan consisting of approximately $1.5 million of fixed asset disposals, $0.9 million of facilities costs, $0.5 million of moving expenses and $0.5 million for planned workforce reductions. The integration is expected to be implemented beginning in the fourth quarter of 2003.

On May 1, 2002 the Company’s Hillman Group purchased certain assets of the Lowe’s specialty fastener business from R&B, Inc. for cash consideration of $6.2 million. The purchase of the specialty fastener business will expand the breadth of the Company’s product offering to Lowe’s. In connection with this transaction, the Company settled litigation filed by R&B, Inc. in February 1996 related to the Company’s sale of the Dorman Products division. The litigation settlement in the amount of $1.25 million was fully reserved on the Company’s balance sheet, and accordingly, there was no charge to income in 2002.

On September 28, 2001, the Company sold substantially all of the assets of STS, its Technology Services business. The sales price aggregated $25.5 million in cash and preferred stock, subject to post-closing adjustments, plus the assumption of certain liabilities by the buyer.

In December 2000, the Board approved a plan to liquidate the Company’s investment in SunSource Integrated Services de Mexico, SA de CV, the “Mexican Business Segment” which provided comprehensive inventory management services of maintenance and repair materials to large manufacturing plants in Mexico. The Company recorded a pre-tax loss on liquidation of approximately $4.6 million representing non-cash charges for accumulated translation losses, the write-down of inventories and other assets, and other liquidation-related costs. The liquidation process was substantially completed as of June 30, 2001. On August 3, 2001, STS distributed its common stock investment in the Mexican Business Segment to the Hillman Group to segregate the STS Business from the remaining business interests of SunSource. No additional loss on disposal was recorded for the twelve months ended December 31, 2002 and 2001, respectively.

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

On April 13, 2000, the Company sold substantially all of the assets of Harding Glass, Inc. (“Harding”) for a cash purchase price of $30.6 million plus the assumption by the buyer of certain liabilities aggregating $12.7 million, subject to certain post-closing adjustments. Proceeds from the sale of Harding were used to repay the Company’s outstanding debt. Harding sales aggregated $28.0 million from January 1, 2000 through April 12, 2000. Since December 1999, Harding has been accounted for as a discontinued operation and, accordingly, its results of operations were segregated from results of the Company’s ongoing businesses including restatement of prior periods presented. Through December 31, 2000, the Company had recorded a loss on the discontinued Harding segment of $22.0 million in the aggregate, net of tax benefits. No additional loss on disposal was recorded for the years ended December 31, 2002 and 2001, respectively.

On April 7, 2000, the Company acquired Axxess Technologies, Inc. (“Axxess” or “Axxess Technologies”), a Tempe, Arizona manufacturer of key duplication and identification systems. The transaction was structured as a purchase of 100% of the stock of the privately held company and repayment of outstanding Axxess debt in exchange for $87 million in cash and $23 million in subordinated notes. Axxess’ sales aggregated $19.4 million for the three months ended March 31, 2000. Axxess’ results of operations are included in the results of the Hillman Group from the date of acquisition. On June 1, 2001, Axxess merged with and into the Hillman Group in conjunction with the 2001 Legal Reorganization noted above with the Hillman Group being the surviving entity in the merger.

On March 2, 2000, the Company contributed the interests in its Kar Products, Inc. and A & H Bolt & Nut Company Limited operations (collectively, the Kar business), to a newly-formed partnership affiliated with Glencoe Capital, L.L.C. (“Glencoe”). Glencoe contributed cash equity to the new partnership, GC-Sun Holdings L.P. (“G-C”). The Company received $105 million in cash proceeds from the transaction through repayment of assumed debt by G-C and retained minority ownership in G-C. Affiliates of Glencoe hold the controlling interest in G-C. The Company recorded a pre-tax gain on the transaction of approximately $49.1 million in the first quarter of 2000. On January 4, 2002 G-C provided the Company notice that it intended to exercise its call right to purchase the Company’s partnership interest as a result of the Merger Transaction with Allied Capital. On April 13, 2002, the Company entered into a Unit Repurchase Agreement with G-C, pursuant to which G-C exercised its call right. In exchange for its interest in G-C, the Company received a $10 million subordinated note from G-C.

On October 4, 2000, G-C, acquired all of the outstanding stock of Brampton Fastener Co. Limited, d/b/a Brafasco, a supplier of maintenance and repair products to industrial customers based in Toronto, Canada. Brafasco had sales of $28.5 million ($CDN) for the year ended December 31, 2000.

Results of Operations

Segment Sales and Profitability for each of the Three Years Ended December 31

(dollars in thousands)

	2002		2001 (a)		2000

		% OF		% OF		% OF
SALES	AMOUNT	TOTAL	AMOUNT	TOTAL	AMOUNT	TOTAL

Hillman Group — Ongoing Operations (b)	$286,788	100.0%	$248,786	100.0%	$210,938	100.0%

Technology Services (c)	—		152,561		228,730

Expediter Segment (d)	—		—		23,170

Consolidated Net Sales	$286,788		$401,347		$462,838

		% OF		% OF		% OF
GROSS PROFIT		SALES		SALES		SALES

Hillman Group — Ongoing Operations (b)	$160,614	56.0%	$140,983	56.7%	$117,295	55.6%

Technology Services (c)	—		37,023		52,313

Expediter Segment (d)	—		—		15,052

Consolidated Gross Profit	$160,614		$178,006		$184,660

EBITDA (g)

Hillman Group (b)	$51,574	18.0%	$45,439	18.3%	$34,053	16.1%

Management fee expense	(1,800)		(250)		—

Dividend income — STS Operating, Inc.	546		185		—

Corporate expenses	(2,622)	-0.9%	(5,193)	-2.1%	(8,956)	-4.2%

Consolidated EBITDA - ongoing operations	47,698	16.6%	40,181	16.2%	25,097	11.9%

Technology Services (c)	—		(1,205)		(6,652)

Expediter Segment (d)	—		—		2,823

Equity in (loss) earnings of Expediter Segment (e)	—		(105)		2,438

Gain (loss) on termination of pension plans (f)	1,231		—		(4,279)

Consolidated EBITDA	$48,929		$38,871		$19,427

INCOME FROM OPERATIONS

Consolidated EBITDA	$48,929		$38,871		$19,427

Depreciation	(12,004)		(12,623)		(9,455)

Amortization	(1,485)		(4,483)		(3,369)

Equity in loss (earnings) of Expediter Segment (e)	—		105		(2,438)

Consolidated income from operations	$35,440		$21,870		$4,165

(a)	For the purpose of comparing the Company’s results of operations for each of the three years ended December 31, 2002, the results of the Predecessor Operations for the nine months ended September 30, 2001 have been combined with the results of the Successor Operations for the three months ended December 31, 2001.

(b)	Includes sales, gross profit and EBITDA from Axxess Technologies, Inc. since its acquisition on April 7, 2000, Sharon-Philstone since its acquisition on November 3, 2000, Lowe’s specialty fastener business from R&B, Inc. since its acquisition on May 1, 2002, and the DIY division of the Fastenal Company since its acquisition on October 3, 2002.

(c)	Represents sales, gross profit and EBITDA from the Company’s SunSource Technology Services business until its sale on September 28, 2001.

(d)	Represents sales, gross profit and EBITDA from the Company’s Kar Products, Inc. and A & H Bolt & Nut Company Limited business (collectively, the “Expediter Segment”) until its contribution on March 2, 2000 to a newly formed partnership affiliated with Glencoe Capital L.L.C., G-C Sun Holdings L.P. (G-C).

(e)	Represents Equity in Earnings from the Contributed Expediter Segment from March 2, 2000 until the exercise of the call option by G-C in January 2002.

(f)	Represents non-recurring income as a result of the final settlement of the Company’s defined benefit plans in 2002. Non-recurring expense was previously recorded in 2000 as a result of the merger and termination of these defined benefit plans.

(g)	“EBITDA” (earnings before interest, taxes, depreciation and amortization) is defined as income (loss) from ongoing operations before depreciation and amortization. Management believes that EBITDA provides useful information regarding the Company’s ability to service debt. EBITDA is not a measure of operating performance computed in accordance with generally accepted accounting principles (GAAP) and should not be considered as a substitute for operating income, net income, cash flows from operating activities, or other statement of operations or cash flow data prepared in conformity with GAAP, or as a measure of profitability or liquidity.

The comparisons of operating results for the periods presented below reflect ongoing operations only (the Hillman Group and Corporate Expenses). Excluded from this discussion are the operating results of the sold STS Business as identified in the preceding Results of Operations financial table.

Years Ended December 31, 2002 and 2001

Net sales from the Hillman Group ongoing operations increased $38.0 million or 15.3% in 2002 to $286.8 million from $248.8 million in 2001. Hillman entered into a supply agreement in April 2001 to provide fastener related products to 360 Lowe’s stores. In September 2001, Hillman was named the exclusive, chain-wide supplier of fastener related products for all Lowe’s locations. In May 2002, Hillman began supplying all Lowe’s locations following the acquisition of the specialty fastener business from R&B, Inc. The total fastener sales to Lowe’s represented $17.7 million of the $38.0 million total sales increase in 2002 over 2001. Sales to other national accounts including Home Depot, Wal-Mart, Petsmart, and Tractor Supply increased by an aggregate $10.2 million in 2002 compared to 2001, primarily as a result of new store growth. In October 2002, Hillman acquired the DIY division of the Fastenal Company which contributed net sales of $4.7 million. In addition, the regional accounts together with franchise and independent (“F&I”) accounts increased $3.5 million over the comparable period in 2001. The regional accounts represent mid-sized hardware and lumber chains. The F&I accounts are typically individual dealers who are members of larger cooperatives, such as TruServ, Ace, and Do-It-Best.

The Company’s sales backlog, based upon cancelable purchase orders, was $1.3 million as of December 31, 2002 and $1.6 million as of December 31, 2001.

The Hillman Group’s gross margin was 56.0% in 2002 compared with 56.7% in 2001. The large increase in sales volume to Lowe’s and other large national accounts described above and the resultant shift in sales mix caused pricing pressures which contributed to the 0.7% decline in gross margin in the comparison period.

The Company’s consolidated Selling, General and Administrative (“S,G&A”) expenses decreased $27.2 million or 19.6% from $138.6 million in 2001 to $111.4 million in 2002. Excluding the sold STS Business from the Predecessor Operations, the S,G&A expenses from ongoing operations increased $11.0 million or 11.0% from $100.4 million in 2001 to $111.4 million in 2002. Selling expenses increased $4.8 million or 9.5% primarily as a result of servicing costs at new national account stores. Warehouse and delivery expenses increased $6.7 million or 26.1% as a result of increased freight and labor costs to process and ship the additional sales volume. General and administrative expenses decreased by $0.5 million or 2.2% primarily as a result of the elimination of the Philadelphia Corporate office.

Total S,G&A expenses from ongoing operations expressed as a percentage of sales compared with 2001 are as follows:

	Years ended December 31,

As of a % of Sales	2002	2001

Selling Expenses	19.1%	20.1%

Warehouse and Delivery Expenses	11.5%	10.5%

General and Administrative Expenses	8.2%	9.7%

Total S,G&A Expenses	38.8%	40.3%

EBITDA from ongoing operations after corporate expenses for 2002 was $47.7 million compared with $40.2 million for the year 2001, representing an increase of 18.7%.

The Company’s consolidated operating profit margin from ongoing operations (EBITDA as a percentage of sales) after corporate expenses, increased to 16.6% in 2002 compared with 16.2% in 2001. The operating profit margin benefited from the reduction of S,G&A expenses as a percentage of sales. The corporate expenses included in S,G&A were lower in 2002 as a result of closing the former corporate office located in Philadelphia and moving the corporate operations to the Cincinnati headquarters of the Hillman Group. However, the S,G&A benefit was partially offset by the margin decrease which was primarily the result of pricing pressures and from costs associated with the opening and servicing of a large number of new national account customer locations. The remaining operating profit margin improvement in 2002 was further offset by the recording of $1.8 million in management fee expense compared to $0.25 million in 2001.

Depreciation expense from ongoing operations increased $1.0 million to $12.0 million in 2002 from $11.0 million in 2001 primarily as a result of an increase in the depreciable fixed asset base in connection with the production of new key duplication machines used for national accounts.

Amortization expense from ongoing operations decreased $1.3 million to $1.5 million in 2002 from $2.8 million in 2001. The decrease in amortization was the result of the adoption of Financial Accounting Standard (SFAS) No. 142 under which goodwill is no longer amortized, but reviewed periodically for impairment.

Interest expense, net of interest income, increased $0.4 million to $13.2 million in 2002 from $12.8 million in 2001. The increase was primarily the result of additional borrowings to finance the expansion and automation of the Company’s distribution facility, to purchase the Lowe’s specialty fastener business from R&B, Inc., and to purchase the DIY division of Fastenal Company. The Company also recorded interest income of $1.3 million in 2002 on the $10.0 million note received from Glencoe from sale of the Company’s interest in GC-Sun Holdings L.P.

The Company has recorded a management fee charge of $1.8 million for 2002 compared to $0.25 million in 2001. In connection with the Merger Transaction, the Company is obligated to pay management fees to a subsidiary of Allied Capital for management services rendered in the amount of $1.8 million for calendar years subsequent to 2001. The payment of management fees is due annually after delivery of the Company’s annual audited financial statements to the Board of Directors of the Company.

The Company pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.2 million per annum in the aggregate. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. For the years ended December 31, 2002 and 2001, the Company paid $12.2 million in interest on the Junior Subordinated Debentures, equivalent to the amounts distributed by the Trust on the Trust Preferred Securities.

See Note 6, Income Taxes, of Notes To Consolidated Financial Statements of the Company for the three years ended December 31, 2002, for income taxes and disclosures related to 2002 and 2001 income tax events.

Years Ended December 31, 2001 and 2000

Net sales from the Hillman Group from ongoing operations increased $37.9 million in 2001 to $248.8 million from $210.9 million in 2000 primarily as a result of the acquisition of Axxess and Sharon-Philstone, and strong sales from national accounts. On a pro forma basis including Axxess, the Hillman Group’s sales increased 8.0% in 2001 over the prior year period.

The Company’s sales backlog, based upon cancelable purchase orders, was $1.6 million as of December 31, 2001, compared with $1.3 million at December 31, 2000.

The Hillman Group’s gross margin was 56.7% in 2001 compared with 55.6% in 2000. On a comparable basis, including Axxess for the full year 2000, the gross margin was 55.8% in 2000. Gross margin improved 0.9% in the comparison period as a result of higher margin sales of keys and identification items related to the acquisition of Axxess, price increases for certain fastener products and productivity gains in the various manufacturing operations.

The Company’s S,G&A from ongoing operations on a comparable basis, including Axxess for the full year 2000 increased $0.8 million from $99.6 million in 2000 to $100.4 million in 2001. Selling expenses on a comparable basis, including Axxess for the full year 2000, increased $2.7 million primarily as a result of conversion costs associated with the Hillman Group’s purchase of inventory and other assets of Sharon-Philstone. Warehouse and delivery expenses on a comparable basis, including Axxess for the full year 2000, increased by $0.6 million. Higher labor costs from new business and increased rent expense from a new facility offset reduced property taxes at the Hillman Group. General and administrative expenses on a comparable basis, including Axxess for the full year 2000, decreased by $2.5 million primarily as a result of reduced corporate expenses offset by performance bonuses related to the acquisition of Axxess.

Total S,G&A expenses from ongoing operations on a comparable basis, including Axxess for the full year 2000, as a percentage of sales compared with prior year are as follows:

	Years ended December 31,

As of a % of Sales	2001	2000

Selling Expenses	20.1%	20.5%

Warehouse and Delivery Expenses	10.5%	11.1%

General and Administrative Expenses	9.7%	11.6%

Total S,G&A Expenses	40.3%	43.2%

EBITDA from ongoing operations for 2001 was $40.2 million including Axxess and corporate expenses compared with $29.1 million on a pro forma basis for the year 2000 or an increase of 38.1%.

The Company’s operating profit margin from ongoing operations (EBITDA as a percentage of sales) after corporate expenses increased to 16.2% in 2001 compared with 12.6% in 2000 on a pro forma basis as a result of the acquisition of Axxess and operational efficiencies.

Depreciation expense from ongoing operations increased $3.8 million to $11.0 million in 2001 from $7.2 million in 2000 primarily as a result of the acquisition of Axxess.

Amortization expense from ongoing operations increased $1.3 million to $4.0 million primarily as a result of the acquisition of Axxess, Sharon-Philstone and the Merger Transaction.

Interest expense, net for ongoing operations increased $1.6 million in 2001 from $11.1 million in 2000, primarily as a result of additional interest and related amortization of deferred financing fees in connection with the Company’s December 2000 issuance of $30.0 million of unsecured subordinated notes.

The Company has recorded a management fee charge of $0.25 million on the Successor’s Statement of Operations for the three months ended December 31, 2001. In connection with the Merger Transaction, the Company is obligated to pay management fees to a subsidiary of Allied Capital for management services rendered in the amount of $0.25 million for calendar year 2001 and $1.8 million for each calendar year thereafter.

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

See Note 6, Income Taxes, of Notes To Consolidated Financial Statements of the Company for the three years ended December 31, 2002, for income taxes and disclosures related to 2001 and 2000 income tax events.

Liquidity and Capital Resources

Cash provided by operating activities for the year ended December 31, 2002 was $29.8 million, primarily due to net income adjusted for non-cash charges for depreciation, amortization, deferred taxes and PIK interest of $26.5 million.

Cash used for investing activities was $43.6 million for the year ended December 31, 2002. Capital expenditures for the year totaled $23.0 million including $9.8 million for the automation and expansion of the Cincinnati Distribution facility. This new, state of the art facility is intended to improve order turnaround time and accuracy, reduce labor costs and provide additional distribution capacity. Other capital expenditures include $7.1 million for key duplicating machines, $2.4 million for engraving machines and $3.7 million for equipment purchases. In addition, the cash purchase price for the acquisition of the Lowe’s specialty fastener business and the DIY business was $6.3 million and $15.2 million, respectively.

Cash provided by financing activities in the year ended December 31, 2002 was approximately $14.5 million, primarily related to $15.7 million of additional borrowings under the Company’s senior credit facility, net of repayments.

The Company’s working capital position of $48.6 million (excluding restricted investments) as of December 31, 2002, represents a decrease of $1.8 million from the December 31, 2001 level of $50.4 million as follows (dollars in thousands):

Working capital from acquisitions	$7,681

Increase in current maturities of senior term loans	(5,455)

Increase in other accrued liabilities	(4,044)

Other items, net	(8)

Net decrease in working capital for the year ended December 31, 2002	$(1,826)

The Company’s contractual obligations in thousands of dollars as of December 31, 2002 are summarized below:

		Payments Due

		Less Than	1 to 3	More Than
Contractual Obligations	Total	One Year	Years	Three Years

Guaranteed Preferred Beneficial Interests in the Company’s Junior Subordinated Debentures	$105,446	—	—	$105,446

Long Term Senior Term Loans	69,827	$9,268	$18,538	42,021

Bank Revolving Credit Facility	34,532	—	—	34,532

Long Term Unsecured Subordinated Notes	42,108	—	—	42,108

Operating Leases	33,954	6,869	9,608	17,477

Deferred Compensation Obligations	7,065	1,142	2,284	3,639

Capital Lease Obligations	303	74	113	116

Other Long Term Obligations	6,457	1,544	1,659	3,254

Total Contractual Cash Obligations	$299,692	$18,897	$32,202	$248,593

All of the obligations noted above are reflected on the Company’s Consolidated Balance Sheet as of December 31, 2002, except for the Operating Leases. See Notes To Consolidated Financial Statements as of and for the Three Years Ended December 31, 2002 for additional information. Please reference Note 15, Commitments and Contingencies, for off-balance sheet obligations regarding outstanding letters of credit for certain insurance programs.

As of December 31, 2002, the Company had $26.4 million available under its secured credit facilities. The Company had approximately $104.6 million of outstanding debt under its secured credit facilities at December 31, 2002, consisting of $69.8 million in term loans, $34.5 million in revolving credit borrowings and $0.3 million in capitalized lease obligations. The term loans consisted of a $37.1 million Term B Loan (the “Term Loan B”) currently at a three (3) month LIBOR rate of 5.56% and a $32.7 million Term A loan (the “Term Loan A”) consisting of $30.2 million currently at a three (3) month LIBOR rate of 4.81%, and $2.5 million at the prime rate of 6.00%. The revolver borrowings (the “Revolver”) consist of $20.0 million currently at a three (3) month LIBOR rate of 4.81%, $8.0 million at a three (3) month LIBOR rate of 4.44% and $6.5 million at the prime rate of 6.00%. The capitalized lease obligations were at various interest rates.

On December 23, 2002, the Company increased its revolving credit facility by $4.8 million, Term Loan A by $2.5 million and Term Loan B by $2.7 million. The additional financing will provide the Company with additional working capital.

On October 3, 2002, the Company purchased the net assets of the DIY division of the Fastenal Company for cash consideration of $15.3 million. This transaction was financed from the Company’s existing credit lines and had the impact of lowering the amount available on the secured credit facilities by the amount paid for the DIY purchase.

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

In accordance with the Company’s senior credit agreement, Hillman must maintain its fixed charge coverage at all times in excess of 1.05x through December 31, 2003 and 1.10x thereafter to continue monthly distributions on its Trust Preferred Securities ($1.0 million per month). Hillman’s fixed charge coverage was 1.38x for the twelve-month period ended December 31, 2002. The fixed charge test measures adjusted EBITDA, as defined in the senior credit agreement, less capital expenditures over cash interest expense, Trust Preferred Security distributions, scheduled senior debt repayments and other fixed charge items.

On September 28, 2001, the Company sold substantially all of the assets of STS, including its Canadian operation for a sales price of $25.5 million in cash and preferred stock plus the assumption of certain liabilities by the buyer, subject to certain post-closing adjustments. The cash proceeds from the sale of SunSource Technology Services were distributed to Allied Capital and others including certain members of management, who are the remaining shareholders of the Company.

Interest on the Amended Subordinated Debt Issuance of $40 million which matures September 29, 2009 is at a fixed rate of 18.0% per annum, with cash interest payments being required on a quarterly basis at a fixed rate of 13.5% commencing November 15, 2001. The outstanding principal balance of the Amended Subordinated Debt Issuance shall be increased on a quarterly basis at the remaining 4.5% fixed rate (the “PIK Amount”). All of the PIK Amounts are due on the fifth anniversary of the Amended Subordinated Debt Issuance. As of December 31, 2002, the outstanding Amended Subordinated Debt Issuance including the PIK Amounts was $42.1 million.

The Company has deferred tax assets aggregating $32.5 million, net of valuation allowance of $15.4 million, and deferred tax liabilities of $5.7 million as of December 31, 2002, as determined in accordance with SFAS 109. Management believes that the Company’s deferred tax assets will be realized through the reversal of existing temporary differences between the financial statement and tax basis, as well as through future taxable income.

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

Critical Accounting Policies and Estimates

The Company’s accounting policies are more fully described in Note 2, Summary of Significant Accounting Policies, of Notes To Consolidated Financial Statements. As disclosed in Note 2, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results may differ from those estimates, and such differences may be material to the consolidated financial statements.

The most significant accounting estimates inherent in the preparation of the Company’s consolidated financial statements include estimates associated with its evaluation of the recoverability of goodwill as well as those used in the determination of liabilities related to insurance programs, litigation, and taxation. In addition, significant estimates form the basis for the Company’s reserves with respect to sales and returns allowances, collectibility of accounts receivable, inventory valuations, deferred tax assets, and certain benefits provided to current employees. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions and product mix. The Company constantly re-evaluates these significant factors and makes adjustments where facts and circumstances dictate. Specific factors are as follows: recoverability of goodwill and intangible assets are subject to annual impairment testing; litigation is based on projections provided by legal counsel; deferred taxes are based on the Company’s projections of future taxable income; sales and returns and allowances are based on historical activity and customer contracts; accounts receivable reserves are based on doubtful accounts and aging of outstanding balances; inventory reserves are based on expected obsolescence and excess inventory levels; and employee benefits are based on benefit plan requirements and severance agreements. Historically, actual results have not significantly deviated from those determined using the estimates described above.

Revenue Recognition:

Revenue from sales of products is recorded upon the passing of title and risks of ownership to the customer, which occurs upon the shipment of goods.

The Company offers a variety of sales incentives to its customers primarily in the form of discounts and rebates. Discounts are recognized in the financial statements at the date of the related sale. Rebates are estimated based on the anticipated rebate to be paid and a portion of the estimated cost of the rebate is allocated to each underlying sales transaction. Rebates and discounts are included in the determination of net sales.

The Company also establishes reserves for customer returns and allowances. The reserve is established based on historical rates of returns and allowances. The reserve is adjusted quarterly based on actual experience.

Inventory Realization:

Inventories consisting predominantly of finished goods are valued at the lower of cost or market, cost being determined principally on the first-in, first-out method. Excess and obsolete inventories are carried at net realizable value. The historical usage rate is the primary factor used by the Company in assessing the net realizable value of excess and obsolete inventory. A reduction in the carrying value of an inventory item from cost to market is recorded for inventory with no usage in the preceding twelve month period or with on hand quantities in excess of twenty-four months average usage.

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

Goodwill and Other Intangible Assets:

For the Predecessor Financial Statements, goodwill related to the excess of acquisition cost over the fair value of net assets acquired is amortized on a straight-line basis over twenty-five to forty years. Effective January 1, 2002 the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” and accordingly, goodwill is no longer amortized, but is reviewed periodically for impairment (See Note 2, Summary of Significant Accounting Policies). Other intangible assets arising principally from acquisitions are amortized on a straight-line basis over periods ranging from three to twenty-five years.

Long-Lived Assets:

Under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company has evaluated its long-lived assets for financial impairment and will continue to evaluate them based on the estimated undiscounted future cash flows as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.

Income Taxes:

Deferred income taxes are computed using the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities (temporary differences) and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Self-insurance Reserves:

The Company purchases third party insurance for worker’s compensation, automobile, product and general liability claims that exceed a certain level. However, the Company is responsible for the payment of claims under these insured limits. In estimating the obligation associated with incurred losses, the Company utilizes loss development factors prepared by consulting insurance carriers. These development factors utilize historical data to project the future development of incurred losses. Loss estimates are adjusted based upon actual claims settlements and reported claims.

Retirement Benefits:

Certain employees of the Predecessor and Successor are covered under profit sharing retirement plans (“defined contribution plans”) for which contributions are determined on an annual basis in accordance with the requirements of each plan. Certain employees of the Predecessor, principally employed at STS, were covered under a post-retirement benefit plan for which benefits were determined in accordance with the requirements of the plan. This post-retirement benefit plan was terminated as of December 31, 2000. See Note 14, Retirement Benefits.

Shipping and handling

The costs incurred to ship product to customers, including freight and handling expenses, are included in selling, general and administrative expenses on the Company’s Statements of Operations. For the three years ended December 31, 2002 shipping and handling costs included in selling, general and administrative were $13,913 for 2002, $11,362 for 2001 and $10,002 for 2000.

Research and Development:

The Company incurs research and development costs in connection with improvements to the key duplicating and engraving machines. For the three years ended December 31, 2002, research and development expenses, consisting primarily of internal wages and benefits, were $1,510 for 2002, $1,482 for 2001, and $635 for 2000.

Fair Value of Financial Instruments:

Cash, accounts receivable, short-term borrowings, accounts payable, accrued liabilities and bank revolving credit are reflected in the consolidated financial statements at fair value due to short-term maturity or revolving nature of these instruments.

Translation of Foreign Currencies:

The translation of the Company’s Canadian foreign currency based financial statements into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period.

Comprehensive Income (Loss):

The components of comprehensive income (loss) for the years ended December 31, 2002, 2001 and 2000 were as follows:

	2002	2001	2000

Net income (loss)	$6,103	$(4,236)	$24,680

Foreign currency translation adjustment	5	—	—

Comprehensive income (loss)	$6,108	$(4,236)	$24,680

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

Please reference Note 2, Summary of Significant Accounting Policies, of Notes To Consolidated Financial Statements for additional related information.

Recent Accounting Pronouncements:

In November 2002, the FASB issued Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 requires that a guarantor must recognize, at the inception of a guarantee, a liability for the fair value of the obligation that it has undertaken in issuing a guarantee. FIN No. 45 also addresses the disclosure requirements that a guarantor must include in its financial statements for guarantees issued. The disclosure requirements in this interpretation are effective for financial statements ending after December 15, 2002. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not expect the adoption of FIN 45 to have a material impact on its financial position or results of operations.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities” (an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”), which becomes effective for the Company in June 2003. FIN No. 46 provides consolidation guidance for certain variable interest entities (“VIE”) in which equity investors of the VIE do not have the characteristics of a controlling interest or do not have sufficient equity at risk for the VIE to finance its activities independently. FIN No. 46 requires each enterprise involved with a special purpose entity to determine whether it provides financial support to the special purpose entity through a variable interest. Variable interests may arise from financial instruments, service contracts, minority ownership interests or other arrangements. If an entity holds a majority of the variable interests, or a significant variable interest that is considerably more than any other party’s variable interest, that entity would be the primary beneficiary and would be required to include the assets, liabilities and results of operations of the special purpose entity in its consolidated financial statements. The Company does not expect the adoption of FIN 46 to have a material impact on its financial position or results of operations.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). Among other items, SFAS No. 145 updates and clarifies existing accounting pronouncements related to reporting gains and losses from the extinguishment of debt and certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of SFAS No. 145 are generally effective for fiscal years beginning after May 15, 2002, with earlier adoption of certain provisions encouraged. The Company does not expect the adoption of SFAS No. 145 to have a material impact on its financial position or results of operations.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost as defined in EITF Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. Under SFAS No. 146, an entity may not restate its previously issued financial statements and the new statement grandfathers the accounting for liabilities that an entity had previously recorded under EITF Issue 94-3. The Company does not expect the adoption of SFAS No. 146 to have a material impact on its financial position or results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”). SFAS No. 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the prior disclosure guidance and requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are generally effective for fiscal years ending after December 15, 2002. At this time the Company does not plan to adopt the accounting provisions of SFAS No. 123 and will continue to account for stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”

Forward Looking Statements

Certain disclosures related to acquisitions and divestitures, refinancing, capital expenditures, resolution of pending litigation and realization of deferred tax assets contained in this report involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements on our current expectations, assumptions and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Actual results could differ materially from those currently anticipated as a result of a number of factors, including the risks and uncertainties discussed under captions “Risk Factors” set forth in Item 1 of this 10-K. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements.

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

Item 7A — Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to the impact of interest rate changes as borrowings under the senior credit facility bear interest at variable interest rates. It is Hillman’s policy to enter into interest rate transactions only to the extent considered necessary to meet objectives. On March 31, 2002, the Company entered into an interest rate cap agreement on a notional amount of $26.6 million of senior term debt. The interest rate cap agreement, which expires September 30, 2004, caps the LIBOR interest rate at 6% plus the senior credit facility LIBOR margin of between 3.25% and 3.75%. Based on Hillman’s exposure to variable rate borrowings at December 31, 2002, a one percent (1%) change in the weighted average interest rate would change the annual interest expense by approximately $1.0 million.

The Company is exposed to foreign exchange rate changes of the Canadian currency as it impacts the $0.3 million net asset value of its Canadian subsidiary, The Hillman Group Canada, Ltd., as of December 31, 2002. Management considers the Company’s exposure to foreign currency translation gains or losses to be minimal.

Item 8 — Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

Page

Report of Independent Accountants	29

Financial Statements:

Consolidated Balance Sheets, December 31, 2002 and 2001	30

Consolidated Statements of Operations for the Year ended December 31, 2002, Three Months ended December 31, 2001, Nine Months ended September 30, 2001, and Year ended December 31, 2000	31

Consolidated Statements of Cash Flows for the Year ended December 31, 2002, Three Months ended December 31, 2001, Nine Months ended September 30, 2001, and Year ended December 31, 2000	32

Consolidated Statements of Changes in Stockholders’ Equity for the Year ended December 31, 2002, Three Months ended December 31, 2001, and Nine Months ended September 30, 2001	33

Notes To Consolidated Financial Statements	34-59

Financial Statement Schedule:

Valuation Accounts	60

Report of Independent Accountants

The Board of Directors and Stockholders
The Hillman Companies, Inc. and Subsidiaries

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Hillman Companies, Inc. and its subsidiaries at December 31, 2002 and 2001 and the results of their operations and their cash flows for the year ended December 31, 2002, the three-month period ended December 31, 2001, the nine-month period ended September 30, 2001 and the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and the significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

PricewaterhouseCoopers LLP
Cincinnati, Ohio
February 6, 2003

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
(formerly SunSource Inc. and Subsidiaries)
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,	December 31,
	2002	2001

ASSETS

Current assets:

Cash and cash equivalents	$2,768	$2,059

Restricted investments	1,142	1,187

Accounts receivable, net of allowances of $552 and $537, respectively	31,855	28,399

Inventories	59,783	49,937

Deferred income taxes	10,911	9,136

Other current assets	3,249	5,868

Total current assets	109,708	96,586

Property and equipment, net	68,596	55,285

Goodwill	132,677	120,585

Other intangibles, net	11,068	12,553

Deferred income taxes	21,638	25,443

Restricted investments	5,923	7,462

Other investments	11,258	16,185

Deferred financing fees, net of accumulated amortization of $1,386 and $237, respectively	5,774	5,536

Other assets	2,212	4,929

Total assets	$368,854	$344,564

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$20,373	$17,124

Current portion of senior term loans	9,268	3,813

Current portion of capitalized lease obligations	55	74

Deferred income tax liability	—	31

Accrued expenses:

Salaries and wages	5,523	5,337

Pricing allowances	6,118	4,092

Integration costs	4,378	215

Income and other taxes	1,329	2,014

Deferred compensation	1,142	1,187

Other accrued expenses	11,814	11,120

Total current liabilities	60,000	45,007

Long term senior term loans	60,559	50,312

Bank revolving credit	34,532	34,052

Long term capitalized lease obligations	194	248

Long term unsecured subordinated notes to related party	42,108	40,240

Deferred compensation	5,923	7,462

Deferred income tax liability	5,660	4,603

Other non-current liabilities	5,258	7,122

Total liabilities	214,234	189,046

Guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	102,234	102,104

Commitments and contingencies (Note 15)

Stockholders’ equity:

Preferred stock, $.01 par, 1,000,000 shares authorized, none outstanding	—	—

Common stock, $.01 par, 20,000,000 shares authorized, 7,118,665 issued and outstanding	71	71

Additional paid-in capital	52,310	56,252

Accumulated deficit	—	(2,909)

Accumulated other comprehensive income	5	—

Total stockholders’ equity	52,386	53,414

Total liabilities and stockholders’ equity	$368,854	$344,564

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
(formerly SunSource Inc. and Subsidiaries)
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands)

	Successor		Predecessor

		Three months	Nine Months
	Year ended	ended	ended	Year ended
	December 31,	December 31,	September 30,	December 31,
	2002	2001	2001	2000

Net sales	$286,788	$60,040	$341,307	$462,838

Cost of sales	126,174	25,598	197,743	278,178

Gross profit	160,614	34,442	143,564	184,660

Operating expenses:

Selling, general and administrative expenses	111,436	25,112	113,443	163,573

Depreciation	12,004	3,030	9,593	9,455

Amortization	1,485	1,588	2,895	3,369

Management fee to related party	1,800	250	—	—

Total operating expenses	126,725	29,980	125,931	176,397

Gain (loss) on termination of defined benefit pension plan (Note 14)	1,231	—	—	(5,204)

Contribution to defined contribution plan (Note 14)	—	—	—	925

Other income (expense), net	320	173	(398)	181

Income from operations	35,440	4,635	17,235	4,165

Interest expense, net	13,227	3,616	9,222	11,286

Distributions on guaranteed preferred beneficial interests	12,231	3,058	9,174	12,232

Gain on contribution of subsidiaries (Note 4)	—	—	—	49,115

Income (loss) from continuing operations before income taxes	9,982	(2,039)	(1,161)	29,762

Income tax provision (benefit)	3,879	(298)	1,229	4,910

Income (loss) from continuing operations	6,103	(1,741)	(2,390)	24,852

Equity in (loss) earnings of affiliate (Note 4)	—	(1,168)	1,063	2,438

Discontinued operations (Note 1)

Loss from discontinued operations less applicable income taxes of ($110)	—	—	—	(109)

Loss on disposal discontinued operations less applicable income taxes of ($7,393)	—	—	—	(2,501)

Loss from discontinued operations	—	—	—	(2,610)

Net income (loss)	$6,103	$(2,909)	$(1,327)	$24,680

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
(formerly SunSource Inc. and Subsidiaries)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Successor		Predecessor

	Year	Three Months	Nine months	Year
	ended	ended	ended	ended
	December 31,	December 31,	September 30,	December 31,
	2002	2001	2001	2000

Cash flows from operating activities:

Net income (loss)	$6,103	$(2,909)	$(1,327)	$24,680

Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:

Depreciation and amortization	13,489	4,618	12,488	12,824

Dispositions of property and equipment	1,269	—	—	—

Loss from discontinued segments before taxes	—	—	—	10,113

Gain on contribution from subsidiaries	—	—	—	(49,115)

Deferred income tax	5,081	(298)	1,044	(8,938)

Loss on termination of pension plans	—	—	—	5,204

Gain on termination of pension plan contributed to defined contribution plan	—	—	—	(925)

Loss (equity) in earnings of affiliate	—	1,168	(1,063)	(2,438)

PIK interest on unsecured subordinated notes	1,868	476	—	—

Changes in current operating items, net of effects of acquisitions and divistitures:

Decrease (increase) in accounts receivable	892	7,179	(13,792)	8,455

Decrease (increase) in inventories	(1,184)	(764)	3,964	6,596

Decrease in income taxes receivable	—	—	27	10,995

Decrease (increase) in other current assets	2,484	(491)	(356)	2,222

Increase (decrease) in accounts payable	1,302	(3,292)	(185)	(4,866)

Increase (decrease) in other accrued liabilities	(383)	3,163	(3,865)	(4,507)

Other items, net	(1,114)	(72)	2,013	1,340

Net cash provided by (used for) operating activities	29,807	8,778	(1,052)	11,640

Cash flows from investing activities:

Proceeds from contribution of subsidiaries	—	—	—	105,000

Costs associated with contribution of subsidiaries	—	—	—	(655)

Proceeds from sale of subsidiary, net of cash	—	18,047	—	—

Proceeds from sale/liquidation of discontinued operations	—	40	1,623	30,592

Costs from sale/liquidation of discontinued operations	—	(387)	(1,214)	(2,023)

Proceeds from sale of property and equipment	104	74	718	1,523

Payment for acquired businesses, net of cash	(21,592)	—	(5,003)	(88,870)

Capital expenditures	(22,989)	(2,796)	(12,179)	(8,345)

Capitalized royalties, licensing & slotting fees	—	(554)	(1,172)	—

Merger transaction fees	—	(2,503)	(3,112)	—

Increase (decrease) in net assets held for sale	—	5	(43)	(949)

Repurchase of common stock	(231)	—	—	—

Other investments	—	(1,000)	—	—

Other, net	1,062	(443)	(1,039)	(68)

Net cash (used for) provided by investing activities	(43,646)	10,483	(21,421)	36,205

Cash flows from financing activities:

Borrowings (repayments) of senior term loans, net	15,702	51,875	(250)	(19,000)

Borrowings (repayments) of revolving credit loans, net	480	(51,142)	30,083	(47,680)

Borrowings (repayments) of unsecured subordinated notes	—	1,197	(2,785)	20,400

Principal payments under capitalized lease obligations	(73)	(62)	(707)	(974)

Repayment of note issued for purchase of treasury stock	—	(1,261)	—	—

Dividends to shareholders	—	(17,718)	—	—

Prepayment penalty	—	(1,675)	—	—

Payment on STS preferred stock	(174)	—	—	—

Financing fees	(1,387)	(4,476)	5	(3,303)

Borrowings (repayments) under other credit facilities	—	—	(624)	248

Net cash provided by (used for) financing activities	14,548	(23,262)	25,722	(50,309)

Net increase (decrease) in cash and cash equivalents	709	(4,001)	3,249	(2,464)

Cash and cash equivalents at beginning of period	2,059	6,060	2,811	5,275

Cash and cash equivalents at end of period	$2,768	$2,059	$6,060	$2,811

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
(formerly SunSource Inc. and Subsidiaries)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands)

					Accumulated
					Other		Total
		Additional		Unearned	Comprehensive		Stock-
	Common	Paid-in	Accumulated	Compen-	Income (loss)	Treasury	holders'
	Stock	Capital	Deficit	sation	(1)	Stock	Equity

Beginning Balance — December 31, 2000 — Predecessor	$74	$22,808	$(617)	$(428)	$(528)	$(8,705)	$12,604

Net Loss			(1,327)				(1,327)

Issuance of 16,807 shares of common stock to certain non-employee directors		58					58

Issuance of 366,804 shares of common stock in exchange for warrants and stock options	3	(3)					—

Amortization of stock option discount				55			55

Amortization of vested portion of restricted stock				75			75

Purchase of 121,524 shares of common stock for treasury						(1,261)	(1,261)

Cancellation of 600,624 shares of common stock for treasury		(9,966)				9,966	—

Ending Balance — September 30, 2001 — Predecessor	77	12,897	(1,944)	(298)	(528)	—	10,204

Close predecessor’s stockholders’ equity at merger date	(77)	(12,897)	1,944	298	528	—	(10,204)

Issuance of 7,135,125 shares of common stock to shareholders	71	73,956					74,027

Net Loss			(2,909)				(2,909)

Issuance of 3,540 shares of common stock for the exercise of stock options		14					14

Dividends to shareholders		(17,718)					(17,718)

Ending Balance — December 31, 2001 — Successor	71	56,252	(2,909)	—	—	—	53,414

Net Income			6,103				6,103

Change in cumulative foreign translation adjustment (1)					5		5

Purchase and retirement 20,000 shares of common stock		(231)					(231)

Dividends to shareholders		(3,711)	(3,194)				(6,905)

Ending Balance — December 31, 2002 — Successor	$71	$52,310	$—	$—	$5	$—	$52,386

(1)	The cumulative foreign translation adjustment represents the only item of other comprehensive income.

     SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
(formerly SunSource Inc. and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

1. Basis of Presentation:

The accompanying financial statements include the consolidated accounts of The Hillman Companies, Inc., (the “Company”) formerly SunSource Inc. (“SunSource”) and its wholly owned subsidiaries including an investment trust, Hillman Group Capital Trust (the “Trust”), formerly SunSource Capital Trust. All significant intercompany balances and transactions have been eliminated.

On September 26, 2001, SunSource Inc. was acquired by Allied Capital Corporation (“Allied Capital”) pursuant to the terms and conditions of an Agreement and Plan of Merger dated as of June 18, 2001, by and among Allied Capital, Allied Capital Lock Acquisition Corporation and SunSource (the “Merger Transaction”). Certain members of management and other stockholders continued as stockholders of the Company after the merger. The total transaction value was $74,027, consisting of the cash purchase price paid to stockholders for the outstanding common stock of the Company aggregating $71,494 and management’s common shares valued at $2,533. The Company was the surviving entity in the merger and organized as an independently managed portfolio company of Allied Capital.

The Company’s Consolidated Statements of Operations, Cash Flows and Changes in Stockholders’ Equity for the periods presented prior to September 30, 2001 are referenced herein as the predecessor financial statements (the “Predecessor” or “Predecessor Financial Statements”). The Company’s Consolidated Balance Sheets as of December 31, 2002 and 2001 and its related Statements of Operations, Cash Flows and Changes in Stockholders’ Equity for the year ended December 31, 2002 and the three months ended December 31, 2001 are referenced herein as the successor financial statements (the “Successor” or “Successor Financial Statements”). The Successor Financial Statements include the effects of the Merger Transaction, the Company’s debt refinancing and sale of an operating subsidiary completed subsequent to the Merger Transaction (see allocation of the purchase price below and reference Note 4, Acquisitions and Divestitures and Note 9, Long-Term Debt, for information related to these events). For purposes of these financial statements, the final two business days of operation in September 2001 after the Merger Transaction are presented as part of the Predecessor Financial Statements because the results from these two days are immaterial for separate presentation.

The accompanying Successor Financial Statements reflect the allocation of the aggregate purchase price of $74,027 to the assets and liabilities of the Company based on fair values at the date of the merger in accordance with Accounting Principles Board Opinion #16, “Accounting for Business Combinations”, for transactions initiated prior to June 30, 2001. The following table reconciles the fair value of the acquired assets and assumed liabilities to the total purchase price:

Accounts Receivable	$58,439

Inventory	71,857

Property and equipment	58,589

Goodwill	125,881

Intangible assets	12,924

Other current assets	31,255

Other non-current assets	36,858

Total assets acquired	395,803

Less:

Liabilities assumed	219,704

Guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	102,072

Total assumed liabilities	321,776

Total purchase price	$74,027

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
(formerly SunSource Inc. and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

1. Basis of Presentation (continued):

Changes in the estimate of the fair value of the assets and liabilities assumed in the Merger Transaction for the year ended December 31, 2002 resulted in a $4,079 increase in goodwill and a corresponding increase in liabilities assumed primarily due to the settlement of contingent liabilities related to the purchase.

The total liabilities include transaction related costs aggregating $4,875 which were associated with Allied Capital’s purchase of the Company and assumed by the Company in accordance with push down accounting.

The following unaudited pro forma consolidated net sales and net income (loss) for the years ended December 31, 2002, 2001 and 2000 assume that the acquisition of SunSource, its subsequent refinancing and the acquisitions and dispositions described in Note 4, Acquisitions and Divestitures, were consummated on January 1, 2000:

	2002	2001	2000

Net Sales	$304,107	$275,608	$264,856

Net Income (loss)	$6,692	$(3,570)	$(6,692)

Nature of Operations:

The Company is one of the largest providers of value-added merchandising services and hardware-related products to retail markets in North America through its wholly-owned subsidiary, The Hillman Group, Inc. (the “Hillman Group”). A subsidiary of The Hillman Group operates in Canada under the name The Hillman Group Canada, Ltd. The Hillman Group provides merchandising services and products, such as, fasteners and related hardware items, key duplication equipment, keys and related accessories, and identification equipment and items to retail outlets, primarily hardware stores, home centers and mass merchants. The Company has approximately 20,000 customers, the largest two of which accounted for 24.3% of net sales in 2002. The average single sale in 2002 was less than six hundred dollars.

Discontinued Operations:

In December 1999, the Company’s Board of Directors approved management’s plan to dispose of the Company’s glass business, Harding Glass, Inc. (“Harding”). In December 2000, the Company’s Board of Directors also approved management’s plan to liquidate the Company’s Integrated Supply — Mexico business (the “Mexican Segment”). Accordingly, Harding and the Mexican Segment have been accounted for as discontinued operations with results of operations segregated from results of the Company’s ongoing businesses. On April 13, 2000, the Company consummated the sale of Harding. SunSource substantially completed the liquidation of the Mexican Segment as of June 30, 2001. See Note 4, Acquisitions and Divestitures.

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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
(formerly SunSource Inc. and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

1. Basis of Presentation (continued):

Following is summary financial information for the Company’s discontinued Harding and Mexican Segment operations:

2000

Income (loss) from discontinued operations:

Harding	$—

Mexican Segment	(109)

Total loss from discontinued operations	(109)

Income (loss) on disposal of discontinued operations:

Harding	1,869

Mexican Segment	(4,370)

Total loss on disposal of discontinued operations	(2,501)

Total income (loss) from discontinued operations:

Harding	1,869

Mexican Segment	(4,479)

Total loss from discontinued operations	$(2,610)

2. Summary of Significant Accounting Policies:

Cash Equivalents:

Cash equivalents consist of commercial paper, U.S. Treasury obligations and other liquid securities purchased with initial maturities less than 90 days and are stated at cost which approximates market value.

Restricted Investments:

Restricted investments represent assets held in a Rabbi Trust to fund deferred compensation liabilities due to the Company’s employees. (see Note 11, Deferred Compensation Plans).

Inventories:

Inventories consisting predominantly of finished goods are valued at the lower of cost or market, cost being determined principally on the first-in, first-out method.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
(formerly SunSource Inc. and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

2. Summary of Significant Accounting Policies (continued):

Property and Equipment:

Property and equipment, including assets acquired under capital leases, are carried at cost and include expenditures for new facilities and major renewals. Maintenance and repairs are charged to expense as incurred. The cost and related accumulated depreciation are removed from their respective accounts when assets are sold or otherwise disposed of and the resulting gain or loss is reflected in current operations.

Depreciation:

For financial accounting purposes, depreciation, including that related to plant and equipment acquired under capital leases, is computed on the straight-line method over the estimated useful lives of the assets, generally three to ten years, or, if shorter, over the terms of the related leases.

Goodwill and Other Intangible Assets:

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, effective January 1, 2002. Under SFAS No. 142, goodwill and certain other intangible assets are no longer amortized but are reviewed for impairment. In connection with the adoption of SFAS No. 142, the Company has completed the first step of the transitional goodwill impairment test, which requires the Company to compare the fair value of its reporting unit to the carrying value of the net assets of the reporting unit as of January 1, 2002. Based on this analysis, the Company has concluded that no impairment existed at the time of adoption, and, accordingly, the Company has not recognized any transitional impairment loss.

Results for periods prior to the adoption of SFAS 142 have not been restated to reflect the effect of discontinuing goodwill amortization. The following table reconciles the reported net income (loss) to results that would have been reported if SFAS 142 had been adopted as of January 1, 2000:

	Year ended December 31,

	2002	2001	2000

Reported net income (loss)	$6,103	$(4,236)	$24,680

Goodwill amortization, net of income taxes	—	3,001	2,192

Adjusted net income (loss)	$6,103	$(1,235)	$26,872

Long-Lived Assets:

Under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company has evaluated its long-lived assets for financial impairment and will continue to evaluate them based on the estimated undiscounted future cash flows as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
(formerly SunSource Inc. and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

2. Summary of Significant Accounting Policies (continued):

Income Taxes:

Deferred income taxes are computed using the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities (temporary differences) and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. See Note 6, Income Taxes.

Retirement Benefits:

Certain employees of the Company are covered under a profit-sharing and retirement savings plan (“defined contribution plan”). Certain employees of the Predecessor were covered under post-retirement benefit plans for which benefits were determined in accordance with the requirements of each plan. See Note 14, Retirement Benefits.

Revenue Recognition:

Revenue from sales of products is recorded upon the passing of title and risks of ownership which occurs upon the shipment of goods. Revenue is recorded net of pricing allowances such as customer rebates and discounts.

Shipping and handling

The costs incurred to ship product to customers, including freight and handling expenses, are included in selling, general and administrative expenses on the Company’s Statements of Operations. For the three years ended December 31, 2002, shipping and handling costs included in selling, general and administrative were $13,913 for 2002, $11,362 for 2001 and $10,002 for 2000.

Research and Development:

The Company incurs research and development costs in connection with improvements to the key duplicating and engraving machines. For the three years ended December 31, 2002, research and development expenses, consisting primarily of internal wages and benefits, were $1,510 for 2002, $1,482 for 2001, and $635 for 2000.

Fair Value of Financial Instruments:

Cash, accounts receivable, short-term borrowings, accounts payable, accrued liabilities and bank revolving credit are reflected in the consolidated financial statements at fair value due to short-term maturity or revolving nature of these instruments. The fair values of the Company’s debt instruments are disclosed in Note 9, Long-Term Debt. The fair value of the Trust Preferred Securities is disclosed in Note 12, Guaranteed Preferred Beneficial Interests in the Company’s Junior Subordinated Debentures.

Translation of Foreign Currencies:

The translation of the Company’s Canadian foreign currency based financial statements into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
(formerly SunSource Inc. and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

2. Summary of Significant Accounting Policies (continued):

Comprehensive Income (Loss):

The components of comprehensive income (loss) for the years ended December 31, 2002, 2001 and 2000 were as follows:

	2002	2001	2000

Net income (loss)	$6,103	$(4,236)	$24,680

Foreign currency translation adjustment	5	—	—

Comprehensive income (loss)	$6,108	$(4,236)	$24,680

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

3. Recent Accounting Pronouncements:

In November 2002, the FASB issued Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 requires that a guarantor must recognize, at the inception of a guarantee, a liability for the fair value of the obligation that it has undertaken in issuing a guarantee. FIN No. 45 also addresses the disclosure requirements that a guarantor must include in its financial statements for guarantees issued. The disclosure requirements in this interpretation are effective for financial statements ending after December 15, 2002. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not expect the adoption of FIN 45 to have a material impact on its financial position or results of operations.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities” (an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”), which becomes effective for the Company in June 2003. FIN No. 46 provides consolidation guidance for certain variable interest entities (“VIE”) in which equity investors of the VIE do not have the characteristics of a controlling interest or do not have sufficient equity at risk for the VIE to finance its activities independently. FIN No. 46 requires each enterprise involved with a special purpose entity to determine whether it

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
(formerly SunSource Inc. and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

3. Recent Accounting Pronouncements (continued):

provides financial support to the special purpose entity through a variable interest. Variable interests may arise from financial instruments, service contracts, minority ownership interests or other arrangements. If an entity holds a majority of the variable interests, or a significant variable interest that is considerably more than any other party’s variable interest, that entity would be the primary beneficiary and would be required to include the assets, liabilities and results of operations of the special purpose entity in its consolidated financial statements. The Company does not expect the adoption of FIN 46 to have a material impact on its financial position or results of operations.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). Among other items, SFAS No. 145 updates and clarifies existing accounting pronouncements related to reporting gains and losses from the extinguishment of debt and certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of SFAS No. 145 are generally effective for fiscal years beginning after May 15, 2002, with earlier adoption of certain provisions encouraged. The Company does not expect the adoption of SFAS No. 145 to have a material impact on its financial position or results of operations.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost as defined in EITF Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. Under SFAS No. 146, an entity may not restate its previously issued financial statements and the new statement grandfathers the accounting for liabilities that an entity had previously recorded under EITF Issue 94-3. The Company does not expect the adoption of SFAS No. 146 to have a material impact on its financial position or results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”). SFAS No. 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the prior disclosure guidance and requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are generally effective for fiscal years ending after December 15, 2002. At this time the Company does not plan to adopt the accounting provisions of SFAS No. 123 and will continue to account for stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
(formerly SunSource Inc. and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

4. Acquisitions and Divestitures:

On October 3, 2002, the Company, through its Hillman Group subsidiary, purchased the net assets of the DIY division (“DIY”) of the Fastenal Company of Winona, MN. DIY distributes fasteners, anchors, picture hanging wire, hooks, tacks, and brads to national hardware cooperatives and home centers. The Company’s management believes that the purchase of the DIY business will further strengthen the Company’s position in its core market segments, particularly with the national hardware cooperatives.

The accompanying financial statements reflect the preliminary allocation of the aggregate purchase price of $15,218 to the assets and liabilities of the Company based on fair values at the date of the transaction in accordance with SFAS No. 141, “Business Combinations.” The following table reconciles the fair value of the acquired assets and assumed liabilities to the total purchase price:

Accounts Receivable	$3,658

Inventory	7,323

Property and equipment	3,561

Other Assets	2,101

Goodwill	3,929

Total assets acquired	20,572

Less assumed liabilities	5,354

Total purchase price	$15,218

In connection with the DIY acquisition, the Company developed an overall integration plan that included the elimination of redundant headcount and facilities. In accordance with ETIF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” the Company accrued approximately $3,400 of estimated costs related to the integration plan consisting of approximately $1,500 of fixed asset disposals, $900 of facilities costs, $500 of moving expenses and $500 for planned workforce reductions. The integration is expected to be implemented beginning in the fourth quarter of 2003.

On May 1, 2002, the Hillman Group purchased certain assets of the Lowe’s specialty fastener business from R&B, Inc. for cash consideration of $6,207. The purchase price has been allocated as follows: $690 to accounts receivable, $1,338 to inventory, $138 to fixed assets, $51 to accrued liabilities and $4,092 to goodwill. The purchase of the specialty fastener business will expand the breadth of the Company’s product offering to Lowe’s. In connection with this transaction, the Company settled litigation filed by R&B, Inc. in February 1996 related to the Company’s sale of the Dorman Products division. The litigation settlement in the amount of $1,250 was fully reserved on the Company’s balance sheet, and accordingly, there was no charge to income in 2002.

On April 13, 2002, the Company entered into a Unit Repurchase Agreement with GC-Sun Holdings, L.P. (“G-C”), pursuant to which G-C exercised its call right under the G-C partnership agreement to purchase the Company’s interest in G-C. The Unit Repurchase Agreement closed on June 25, 2002. In exchange for its interest in G-C, the Company received a $10,000 subordinated note from G-C. Interest on the note is payable quarterly at a rate of 18% from May 1, 2002 to April 30, 2003, 17% from May 1, 2003 to April 30, 2004, and 16% thereafter. G-C’s payment of interest on the note is subject to certain restrictions under the terms of the subordinated note agreement. If such restrictions do not permit the current payment of interest in cash when due, accrued interest is

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
(formerly SunSource Inc. and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

4. Acquisitions and Divestitures (continued):

added to the principal. For the year ended December 31, 2002 the Company added $1,258 of accrued interest to the principal. As of December 31, 2002, the Company’s consolidated balance sheet includes $11,258 in other investments related to the notes and interest accrued thereon. The Company accounted for its investment in the partnership under the equity method through December 31, 2001.

On September 28, 2001 the Company sold substantially all of the assets of its Technology Services subsidiary. The sales price aggregated $25,546 in cash and preferred stock, subject to post-closing adjustments, plus the assumption of certain liabilities by the buyer. The sale of assets resulted in no gain or loss on the sale transaction because the assets and liabilities of Technology Services were recorded at fair value in conjunction with the Merger Transaction. In the fourth quarter of 2001, the cash proceeds of $17,746 from the sale of STS, were distributed to Allied Capital and certain members of management, who are the remaining stockholders of the Company. The Technology Services preferred stock of $6,000 and accrued dividends thereon of $731 were distributed to the Company’s common shareholders in the fourth quarter of 2002.

On September 26, 2001, SunSource was acquired by Allied Capital pursuant to the terms and conditions of an Agreement and Plan of Merger dated as of June 18, 2001, the Merger Transaction. Certain members of management and other stockholders continued as stockholders of the Company after the merger. The total transaction value was $74,027, consisting of the cash purchase price paid for the outstanding common stock of the Company aggregating $71,494 and management’s common shares valued at $2,533. The Company was the surviving entity in the merger and organized as an independently managed portfolio company of Allied Capital. See Note 1, Basis of Presentation.

In December 2000, the Board approved a plan to liquidate the Mexican Segment which provided comprehensive inventory management services of Maintenance Repair Operations (“MRO”) materials to large manufacturing plants in Mexico. The Company recorded a pre-tax loss on liquidation of approximately $4,600 representing non-cash charges for accumulated translation losses, the write-down of inventories and other assets, and other liquidation costs. The liquidation process was substantially completed as of June 30, 2001. On August 3, 2001, STS distributed its common stock investment in the Mexican Segment to the Hillman Group to segregate the STS Business from the remaining business interests of the Company.

On November 3, 2000, the Hillman Group purchased inventory and other assets of the Sharon-Philstone division of Pawtucket Fasteners, L.P. of Rhode Island. The Hillman Group assumed the sales and servicing of the Sharon-Philstone division who were distributors of fasteners to the retail hardware marketplace with annual sales of approximately $14,000 for the twelve month period prior to acquisition. The purchase price consisted of $5,460 for inventory and other assets including certain post-closing adjustments, and $1,413 for integration liabilities and transaction costs resulting in an aggregate cash purchase price of $6,873.

On April l3, 2000, the Company sold substantially all of the assets of Harding for a cash purchase price of $30,592 plus the assumption by the buyer of certain liabilities aggregating $12,693.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
(formerly SunSource Inc. and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

4. Acquisitions and Divestitures (continued):

On April 7, 2000, the Company’s Hillman Group acquired Axxess Technologies, Inc. (“Axxess” or “Axxess Technologies”), a Tempe, Arizona manufacturer of key duplication and identification systems. The transaction was structured as a purchase of 100% of the stock of the privately held company and repayment of outstanding Axxess debt in exchange for $87,000 in cash and $23,000 in subordinated notes. In connection with the sale of Harding on April 13, 2000, the Company repaid $9,600 of these subordinated notes leaving a balance of $13,400 comprised as follows: 1) a $2,400 note which was repaid on April 7, 2001 and 2) an $11,000 note which was repaid on September 28, 2001 at a discount as part of the Company’s debt refinancing arrangement. The aggregate consideration for the transaction was $111,537, including transaction costs of $1,537, plus the assumption of certain liabilities aggregating $14,018. The Hillman Group recorded goodwill and other intangible assets of $48,259 related to this acquisition. Axxess’ sales aggregated $19,364 for the three months ended March 31, 2000, and its results of operations are included in the results of the Hillman Group from the date of acquisition. On June 1, 2001, Axxess Technologies merged with and into the Hillman Group with the Hillman Group being the surviving entity in the merger.

On March 2, 2000, the Company contributed the interests in its Kar Products, Inc. and A & H Bolt & Nut Company Limited operations (collectively, the “Kar” or “Kar Products” business) to a newly-formed partnership affiliated with Glencoe Capital, L.L.C. (“Glencoe”). Glencoe contributed cash equity to the new partnership, GC-Sun Holdings, L.P. (“G-C”). The Company received $105,000 in cash proceeds from the transaction through repayment of assumed debt by G-C and retained a 49% minority ownership in G-C. Affiliates of Glencoe hold a controlling interest in G-C. The Company recorded a pre-tax gain on the transaction of approximately $49,115 in the first quarter of 2000. Sales from Kar aggregated $22,122 from January 1, 2000 to March 2, 2000.

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

On September 26, 2001, the Company was acquired by Allied Capital pursuant to the terms and conditions of an Agreement and Plan of Merger dated as of June 18, 2001. See Note 1, Basis of Presentation, Note 4, Acquisitions and Divestitures, and Note 9, Long-Term Debt. In connection with the Merger Transaction, the Company is obligated to pay management fees to a subsidiary of Allied Capital for management services rendered in the amount

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
(formerly SunSource Inc. and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

5. Related Party Transactions (continued):

of $250 for calendar year 2001 and $1,800 for each calendar year thereafter. The Company has recorded a management fee charge of $1,800 and $250 on the Successor’s Statement of Operations for the year ended December 31, 2002 and the three months ended December 31, 2001, respectively. Payment of management fees are due annually after delivery of the Company’s annual audited financial statements to the Board of Directors of the Company. The management fee for the three months ended December 31, 2001 was paid in March 2002.

On June 29, 2001, Allied Capital purchased an unsecured subordinated note, with an outstanding principal balance of approximately $12,500, from a SunSource creditor for $8,500. In connection with the Merger Transaction and refinancing the Company’s debt, Allied Capital exchanged the note for $8,500 of the Company’s subordinated debt. See Note 1, Basis of Presentation and Note 9, Long-Term Debt for additional information.

On December 28, 2000, the Company issued $30,000 of unsecured subordinated notes to Allied Capital which was amended on September 28, 2001, to increase the existing subordinated debenture to $40,000 in conjunction with refinancing the Company’s senior debt. See discussion above and Note 9, Long-Term Debt.

6. Income Taxes:

The Company’s income tax provision (benefit) for the three years ended December 31, 2002 was as follows:

	Successor		Predecessor

	Year	Three Months	Nine months	Year
	ended	ended	ended	ended
	December 31,	December 31,	September 30,	December 31,
	2002	2001	2001	2000

Continuing operations	$3,879	$(298)	$1,229	$4,910

Discontinued operations	—	—	—	(7,503)

Total tax provision (benefit)	$3,879	$(298)	$1,229	$(2,593)

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
(formerly SunSource Inc. and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

6. Income Taxes (continued):

The components of the Company’s provision (benefit) for income taxes from continuing operations for the three years ended December 31, 2002 were as follows:

	Successor		Predecessor

	Year	Three Months	Nine months	Year
	ended	ended	ended	ended
	December 31,	December 31,	September 30,	December 31,
	2002	2001	2001	2000

Current:

Federal & State	$232	$—	$(292)	$2,522

Foreign	—	—	185	(159)

Total current	232	—	(107)	2,363

Deferred:

Federal & State	3,872	(298)	268	317

Foreign	—	—	—	—

Total deferred	3,872	(298)	268	317

Valuation allowance	(225)	—	1,068	2,230

Provision (benefit) for income taxes	$3,879	$(298)	$1,229	$4,910

The Company has U.S. federal net operating loss (“NOL”) carryforwards for tax purposes, totaling $51,902 as of December 31, 2002, that are available to offset future taxable income. These carryforwards expire from 2019 to 2021. No valuation allowance has been provided against the federal NOL.

The Company has state net operating loss carryforwards with an aggregate tax benefit of $5,405 which expire from 2003 to 2021. A valuation allowance of $5,405 has been established for these deferred tax assets.

The Company has federal unused capital losses totaling $28,641 as of December 31, 2002 that are available to offset future capital gains. These carryforwards expire in 2006. A valuation allowance of $9,738 has been established for these deferred tax assets. The Company also has $283 of general business tax credits which expire from 2009 to 2021. A valuation allowance of $283 has been established for these tax credits. In 2002, the reduction in the valuation reserve is due to utilization of capital loss and state net operating loss carryforwards and tax credits.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
(formerly SunSource Inc. and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

6. Income Taxes (continued):

The table below reflects the significant components of the Company’s net deferred tax assets and liabilities at December 31, 2002 and 2001:

	As of December 31, 2002		As of December 31, 2001

	Current	Non-current	Current	Non-current

Deferred Tax Assets:

Inventory	$5,108	$—	$4,870	$—

Bad debt reserve	591	—	385	—

Deferred compensation	487	2,428	487	2,526

Integration/severance reserve	2,135	—

Federal net operating loss	—	17,647	—	18,892

State net operating loss	—	5,405	—	8,083

Tax credit carryforwards	—	283	—	1,318

Transaction costs	—	661	—	1,045

Federal capital loss carryforwards	—	9,738	—	12,748

All other items	2,590	902	3,394	801

Gross deferred tax assets	10,911	37,064	9,136	45,413

Valuation allowance for deferred tax assets	—	(15,426)	—	(19,970)

Net deferred tax assets	$10,911	$21,638	$9,136	$25,443

Deferred Tax Liability:

Property and equipment	$—	$4,473	$—	$4,113

All other items	—	1,187	31	490

Gross deferred tax liabilities	$—	$5,660	$31	$4,603

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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
(formerly SunSource Inc. and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

6. Income Taxes (continued):

Below is a reconciliation of statutory income tax rates to the effective income tax rates for the periods indicated:

	Successor		Predecessor

	Year	Three Months	Nine Months	Year
	Ended	Ended	Ended	Ended
	December 31,	December 31,	September 30,	December 31,
	2002	2001	2001	2000

Statuatory federal income tax rate	34.0%	–34.0%	–34.0%	34.0%

Foreign income tax rates in excess of U.S. federal income tax rates	0.0%	0.0%	0.0%	–0.7%

State and local income taxes, net of U.S. federal income tax benefit	6.7%	0.2%	–6.7%	2.7%

Other permanent differences, principally goodwill	–1.8%	24.5%	1294.8%	13.3%

Non-taxable income — Kar transaction	0.0%	0.0%	0.0%	–34.1%

Effective income tax rate	38.9%	–9.3%	1254.1%	15.2%

7. Property and Equipment:

Property and equipment consists of the following at December 31, 2002 and 2001:

	Estimated
	Useful Life
	(Years)	2002	2001

Land		$131	$—

Buildings	27	863	—

Leasehold improvements	3-10	4,706	3,649

Machinery and equipment	3-10	59,948	53,278

Furniture and fixtures	3-5	1,430	1,131

Construction in process		10,500	257

Property and equipment, gross		77,578	58,315

Less accumulated depreciation		8,982	3,030

Property and equipment, net		$68,596	$55,285

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
(formerly SunSource Inc. and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

8. Intangible Assets:

Intangible assets subject to amortization consisted of the following as of December 31, 2002:

	Carrying	Accumulated
	Amount	Amortization

Trademarks	$6,500	$715

Patents	6,700	2,303

Proprietary software	1,000	344

Non-compete agreements	1,250	1,020

Total	$15,450	$4,382

Amortization expense for intangible assets for the year ended December 31, 2002 was $1,485. Amortization expense for the next five years is estimated to be as follows:

Year Ended
December 31	Amount

2003	$1,437

2004	$1,238

2005	$1,223

2006	$1,222

2007	$1,223

9. Long-Term Debt:

On September 28, 2001, the Company entered into a $105,000 senior secured credit facility (the “Credit Agreement”) consisting of $50,000 revolving credit (the “Revolver”), a $20,000 term loan (the “Term Loan A”), and a $35,000 term loan (the “Term Loan B”). This new credit agreement has a five-year term for the Revolver and Term Loan A and a seven-year term for Term Loan B. The Credit Agreement provides borrowings at interest rates based on LIBOR plus a LIBOR margin of between 3.25% and 3.75%, or prime (the “Base Rate”) plus a margin of between 2.0% and 2.5% (the “Base Rate Margin”). In accordance with the Credit Agreement, letter of credit commitment fees are based on the average daily face amount of each outstanding letter of credit multiplied by three and one quarter percent (3.25%) per annum. Also, the Company pays an annual commitment fee of 0.5% per annum on the unused Revolver balance.

The Senior Credit Agreement, among other provisions, contains financial covenants requiring the maintenance of specific coverage ratios and levels of financial position, restricts the incurrence of additional debt, and the sale of assets, and permits acquisitions only with the consent of the lenders. If the Company sells a significant amount of assets as defined in the Credit Agreement, it must make a repayment in an amount equal to the net proceeds of such sale. Such repayments shall be applied to the Term Loans and at any time after the Term Loans have been prepaid in full, such repayments shall then be applied to reduce the outstanding principal balance of the Revolver. The Company was in compliance with all provisions of the Senior Credit Agreement as of December 31, 2002.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
(formerly SunSource Inc. and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

9. Long-Term Debt (continued):

On May 1, 2002 the Credit Agreement was amended to provide an additional $10,000 of availability under the revolving credit facility and to increase Term Loan A by $15,000. In addition to funding the purchase of certain assets of the Lowe’s specialty fastener business from R&B, Inc., (see Note 4, Acquisitions and Divestitures) the cash proceeds and additional availability was used to finance the expansion and automation of the Company’s distribution facilities.

On December 23, 2002 the Credit Agreement was amended to provide an additional $4,780 of availability under the revolving credit agreement and to increase Term Loan A by $2,500 and Term Loan B by $2,720. The proceeds were used to fund the previously completed acquisition of the DIY Business.

The Company incurred an additional $1,387 of financing fees for the year ended December 31, 2002 in connection with the amendments to the senior credit agreement described above. These financing fees have been capitalized and are being amortized over the remaining term of the revolver and term loans.

On December 28, 2000, the Company issued $30,000 of unsecured subordinated notes (the “Subordinated Debt Issuance”), maturing December 28, 2006 to Allied Capital. On September 28, 2001 the Company amended the Subordinated Debt Issuance to increase the existing subordinated debenture to $40,000 maturing on September 29, 2009 (the “Amended Subordinated Debt Issuance”). Interest on the Amended Subordinated Debt Issuance is at a fixed rate of 18.0% per annum, with cash interest payments required on a quarterly basis at a fixed rate of 13.5% commencing November 15, 2001. The outstanding principal balance of the Amended Subordinated Debt Issuance shall be increased on a quarterly basis at the remaining 4.5% fixed rate (the “PIK Amount”). All of the PIK Amounts are due on the fifth anniversary of the Amended Subordinated Debt Issuance. The outstanding principal balance of the Amended Subordinated Debt Issuance is included in long term unsecured subordinated notes to related party on the Company’s consolidated balance sheet at December 31, 2002 in the amount of $42,108 of which $2,108 represents the PIK amount.

As of December 31, 2002 and 2001, long-term debt is summarized as follows:

	2002	2001

Revolving Credit Agreement	$34,532	$34,052

Term Loan A	32,732	19,250

Term Loan B	37,095	34,875

Subordinated Debt Notes	42,108	40,240

Capital Leases	249	322

	146,716	128,739

Less: amounts due in one year	9,323	3,887

Long-term debt	$137,393	$124,852

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
(formerly SunSource Inc. and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

9. Long-Term Debt (continued):

The aggregate minimum principal maturities of the long-term debt for each of the five fiscal years following December 31, 2002, are as follows:

2003	$9,324

2004	9,324

2005	9,324

2006	48,030

2007	17,565

2008 and thereafter	53,149

As of December 31, 2002, the Company had $26,391 available under the Revolver. The Company had letter of credit commitments outstanding of $3,857 at December 31, 2002.

As of December 31, 2002, the estimated fair value of the Company’s Term Loans approximates the recorded value as determined in accordance with SFAS 107. The Company discounted the future cash flows of its Term Loans based on borrowing rates for debt with similar terms and remaining maturities. The fair value estimate is made at a specific point in time, is subjective in nature, and involves uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimate.

10. Leases:

Certain warehouse and office space and equipment are leased under capital and operating leases with terms in excess of one year. Future minimum lease payments under noncancellable leases consisted of the following at December 31, 2002:

	Capital	Operating
	Leases	Leases

2003	$74	$6,869

2004	60	5,326

2005	53	4,282

2006	57	3,684

2007	41	2,694

Later years	18	11,099

Total minimum lease payments	303	$33,954

Less amounts representing interest	(54)

Present value of net minimum lease payments (including $55 currently payable)	$249

Total rental expense for all operating leases from continuing operations amounted to $10,080 in 2002, $11,407 in 2001, and $12,562 in 2000. Certain leases are subject to terms of renewal and escalation clauses.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
(formerly SunSource Inc. and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

11. Deferred Compensation Plans:

The Company maintains a deferred compensation plan for key employees (the “Nonqualified Deferred Compensation Plan”) which allows for deferral of cash compensation from salary and annual bonuses. The Nonqualified Deferred Compensation Plan also includes awards that were made under previous long-term incentive plans of SunSource. Executive deferrals can grow at mutual fund investment rates.

The Company had established a Rabbi Trust which held insurance policies to assist in funding the liabilities of the deferred compensation plan. On December 29, 2000, the Company surrendered the insurance policies and transferred all investments to mutual fund investment accounts. Upon termination of the insurance policies, the Company incurred a cash surrender charge of $506 in December 2000.

As of December 31, 2002 and 2001, the Company’s consolidated balance sheet included $7,065 and $8,649, respectively, in restricted investments representing the assets held in mutual funds to fund deferred compensation liabilities due to the Company’s current and former employees. The current portion of the restricted investments was $1,142 and $1,187 as of December 31, 2002 and 2001, respectively.

Except for the cash surrender charge in December 2000, there were no other amounts charged to income for the three years ended December 31, 2002 under the Company’s deferred compensation plans. During the three years ended December 31, 2002, distributions from the deferred compensation plans aggregated $1,142 in 2002, $4,539 in 2001, and $2,714 in 2000.

12. Guaranteed Preferred Beneficial Interests in the Company’s
Junior Subordinated Debentures:

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

The Trust had no operating history prior to the issuance of the Trust Preferred Securities. The terms of the Junior Subordinated Debentures include those stated in the indenture between the Company and the indenture trustee, and those made part of the Indenture by the Trust Indenture Act (the “Indenture”).

The Company has guaranteed on a subordinated basis the payment of distributions on the Trust Preferred Securities and payments on liquidation of the Trust and redemption of Trust Preferred Securities (the “Preferred Securities Guarantee”). The sole assets of the Trust are the Junior Subordinated Debentures and the obligations of the Company under the Indenture, the Preferred Securities Guarantee and the Junior Subordinated Debentures in the aggregate constitute a full and unconditional guarantee by the Company of the Trust’s obligations under the Trust Preferred Securities.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
(formerly SunSource Inc. and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

12. Guaranteed Preferred Beneficial Interests in the
Company’s Junior Subordinated Debentures (continued):

The Trust Preferred Securities have equity characteristics but creditor’s rights and are therefore classified between liabilities and stockholders’ equity on the balance sheet. On September 26, 2001, the Trust Preferred Securities were recorded at fair value of $102,072 based on the price of the Trust Preferred Securities of $24.20 upon close of trading on the American Stock Exchange on that date. The Trust Preferred Securities have a liquidation value of $25.00 per security. The discount on the Trust Preferred Securities as of September 26, 2001 to their liquidation value of $105,446, or $3,374 is amortized over the remaining life of the Trust Preferred Securities. The fair value of the Trust Preferred Securities on December 31, 2002 was $104,389 based on the closing price on the American Stock Exchange of $24.75 per security on that date.

The interest payments on the Junior Subordinated Debentures underlying the Trust Preferred Securities, aggregating $12,232 per year, are deductible for federal income tax purposes under current law and will remain an obligation of the Company until the Trust Preferred Securities are redeemed or upon their maturity in 2027.

13. Stockholders’ Equity:

Common Shares Issued to Certain Non-Employee Directors:

Under the Company’s Stock Compensation Plan for Non-Employee Directors, certain non-employee directors were issued 16,807 common shares in the first nine months of 2001, which resulted in a compensation charge of $58.

Stock Options:

During the two years ended December 31, 2001, the Company provided employees equity incentive compensation in the form of grants of incentive stock options, non-qualified stock options and restricted stock in accordance with the Company’s Equity Compensation Plan (the “Existing Equity Plan”). No equity incentive compensation was provided to employees during the year ended December 31, 2002. The aggregate numbers of common shares that may be issued or transferred under the Existing Equity Plan is 2,150,000 common shares. Immediately prior to the Merger Transaction, the Company had 1,120,000 stock options outstanding which were granted in accordance with the Existing Equity Plan.

On September 26, 2001, in conjunction with the Merger Transaction, 131,500 of these options were converted to common shares and 545,500 stock options were cancelled. During the fourth quarter of 2001, 3,359 of these stock options were exercised. In the third quarter of 2002, 50,000 of these stock options were cancelled. The balance of the outstanding stock options will remain in effect pursuant to the same terms and conditions of the Existing Equity Plan except that these roll-over options aggregating 389,641 became fully vested in connection with the Merger Transaction. The roll-over options are summarized as follows:

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
(formerly SunSource Inc. and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

13. Stockholders’ Equity (continued):

Grant Date	Number of Options Outstanding	Exercise Price Per Share

May 1, 2000	22,500	$3.825

May 1, 2000	198,500	$4.500

May 23, 2001	22,500	$3.400

May 23, 2001	146,141	$4.000

Total	389,641

In conjunction with the Merger Transaction, the Company has reserved 1,337,316 stock options for issuance under the SunSource Inc. 2001 Stock Incentive Plan (the “New Equity Plan”). Under the New Equity Plan, the stock options are intended to vest over four years with 25% of the options vesting on each anniversary of the merger through the end of year four. No awards have been made under New Equity Plan as of December 31, 2002.

Dividends:

In the fourth quarter of 2002 the Company distributed a cash dividend of $174 and STS OP preferred stock with a book value of $6,731 to the shareholders of the Company’s common stock.

During the fourth quarter of 2001, in connection with the proceeds from the sale of STS Business, the Company distributed a cash dividend of $17,718 to the shareholders of the Company’s common stock.

14. Retirement Benefits:

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

As of December 31, 2001, the Company’s consolidated balance sheet included a prepaid pension asset of $2,775 in other current assets. In April 2002, the settlement of the STS Plan was completed and the Company received cash proceeds from plan assets in excess of settlement obligations totaling $3,903. Other income for the year ended December 31, 2002 includes a favorable income adjustment of $1,231 to the previously recorded estimated loss on termination resulting from final settlement of the STS Plan.

The Technology Services subsidiary also had a post-retirement benefit plan. The benefit obligation of this plan was assumed by the buyer of Technology Services when the subsidiary was sold on September 28, 2001. The Company’s net post–retirement expense for the nine months ended September 30, 2001 and the year ended December 31, 2000 was $58 and $136, respectively.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
(formerly SunSource Inc. and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

14. Retirement Benefits (continued):

Certain employees of the Company are covered under a profit-sharing and retirement savings plan (“defined contribution plan”). The plan provides for a matching contribution for eligible employees of 50% of each dollar contributed by the employee up to 6% of employee’s compensation. In addition, the plan provides an annual contribution in amounts authorized by the Board, subject to the terms and conditions of the plan.

Costs (income) charged to operations under all retirement benefit plans for the three years ended December 31, 2002 was as follows:

	2002	2001	2000

Defined contribution plans	$1,905	$2,541	$2,475

Defined benefit plans	(1,231)	58	2,293

Total	$674	$2,599	$4,768

15. Commitments and Contingencies:

Under the Company’s insurance programs, commercial umbrella coverage is obtained for catastrophic exposure and aggregate losses in excess of normal claims. Beginning in 1991, the Company has retained risk on certain expected losses from both asserted and unasserted claims related to worker’s compensation, general liability and automobile as well as the health benefits of certain employees. Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claim data and certain actuarial assumptions. As of December 31, 2002, the Company has provided insurers letters of credit aggregating $3,857 related to certain insurance programs.

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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
(formerly SunSource Inc. and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

16. Statements of Cash Flows:

Supplemental disclosures of cash flow information are presented below:

	Successor		Predecessor

	Year	Three Months	Nine months	Year
	ended	ended	ended	ended
	December 31,	December 31,	September 30,	December 31,
	2002	2001	2001	2000

Cash paid (refunded) during the period for:

Interest	$13,227	$1,983	$9,263	$9,186

Income taxes	$(179)	$(49)	$304	$4,174

Non-cash operating activities:

Issuance of shares of common stock to certain non-employee directors	$—	$—	$58	$105

Cash investing activities:

Acquisitions (see Note 4, Acquisitions and Divestitures):

Fair value of assets acquired, including goodwill	$21,592	$—	$5,003	$127,425

Less: Unsecured subordinated notes issued	—	—	—	23,000

Less: Liabilities assumed	—	—	—	15,555

Cash paid for acquired businesses	$21,592	$—	$5,003	$88,870

Non-cash investing activities:

Exchange of G-C interest for subordinated G-C note (Note 4)	$10,000	$—	$—	$—

Non-cash financing activities:

Accrued and unpaid distributions on trust preferred securities	$—	$—	$1,019	$1,019

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
(formerly SunSource Inc. and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

17. Quarterly Data (unaudited):

		Successor

2002	Fourth	Third	Second	First

Net Sales	$71,878	$75,707	$75,778	$63,425

Gross Profit	41,268	42,636	41,760	34,950

Income (loss) from continuing operations	1,476	2,789	3,100	(1,262)

Net income (loss)	1,476	2,789	3,100	(1,262)

	Successor		Predecessor

2001	Fourth	Third	Second	First

Net Sales	$60,040	$114,767	$116,611	$109,929

Gross Profit	34,442	49,216	49,379	44,969

Income (loss) from continuing operations	(2,909)	1,088	214	(2,629)

Net income (loss)	(2,909)	1,088	214	(2,629)

18. Concentration of Credit Risk:

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade receivables. The Company places its cash and cash equivalents with high credit quality financial institutions. Concentrations of credit risk with respect to sales and trade receivables are limited due to the large number of customers comprising the Company’s customer base and their dispersion across geographic areas. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. For the year ended December 31, 2002 the largest two customers accounted for 24.3% of sales and 31.8% of the year-end accounts receivable balance. No other customer accounted for more than 10% of the Company’s total sales in 2002.

Concentration of credit risk with respect to purchases and trade payables are limited due to the large number of vendors comprising the Company’s vendor base, with dispersion across different industries and geographic areas. The Company’s largest vendor in terms of annual purchases accounted for less than 10% of the Company’s total purchases for ongoing operations and 12.1% of the Company’s total trade payables for ongoing operations on December 31, 2002.

19. Segment Information:

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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
(formerly SunSource Inc. and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

19. Segment Information (continued):

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales are immaterial. The Company measures segment profitability and allocates corporate resources based on each segment’s Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) which is defined as income from operations before depreciation and amortization. Management believes that EBITDA provides useful information regarding the Company’s ability to service debt. EBITDA is not a measure of operating performance computed in accordance with generally accepted accounting principles (GAAP) and should not be considered as a substitute for operating income, net income, cash flows from operating activities, or other statement of operations or cash flow data prepared in conformity with GAAP, or as a measure of profitability or liquidity. The Company also measures the segments on performance on their tangible asset base. The table below provides the Company’s segment disclosures and is followed by reconciliations of the segment amounts to the consolidated amounts where appropriate:

	Successor		Predecessor

	Year	Three Months	Nine months	Year
	ended	ended	ended	ended
	December 31,	December 31,	September 30,	December 31,
	2002	2001	2001	2000

Net Sale
Technology Services (STS)	$—	$—	$152,561	$228,730

Hillman Group	286,788	60,040	188,746	210,938

Segment net sales	286,788	60,040	341,307	439,668

Net sales from contributed subsidiaries, sold businesses and terminated contracts	—	—	—	23,170

Consolidated net sales	$286,788	$60,040	$341,307	$462,838

Gross Profit
Technology Services (STS)	$—	$—	$37,023	$52,313

Hillman Group	160,614	34,442	106,541	117,295

Segment gross profit	160,614	34,442	143,564	169,608

Gross profit from contributed subsidiaries, sold businesses and terminated contracts	—	—	—	15,052

Consolidated gross profit	$160,614	$34,442	$143,564	$184,660

EBITDA

Technology Services (STS)	$—	$—	$(1,205)	$(6,652)

Hillman Group	51,574	10,182	35,007	34,053

Segment EBITDA	$51,574	$10,182	$33,802	$27,401

Tangible Assets

Technology Services (STS)	$—	$—	N/A	$62,132

Hillman Group	168,463	146,331	N/A	133,320

Segment tangible assets	$168,463	$146,331	N/A	$195,452

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
(formerly SunSource Inc. and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

19. Segment Information, (continued):

	Successor		Predecessor

	Year	Three Months	Nine Months	Year
	Ended	Ended	Ended	Ended
	12/31/02	12/31/01	9/30/01	12/31/00

Capital Expenditures

Technology Services (STS)	$—	$—	$427	$937

Hillman Group	22,989	2,796	11,752	7,376

Segment capital expenditures	22,989	2,796	12,179	8,313

Capital expenditures from contributed subsidiaries, sold businesses and terminated contracts	—	—	—	27

Corporate capital expenditures	—	—	—	5

Consolidated capital expenditures	$22,989	$2,796	$12,179	$8,345

Depreciation

Technology Services (STS)	$—	$—	$1,616	$2,070

Hillman Group	12,004	3,030	7,946	7,161

Segment depreciation	12,004	3,030	9,562	9,231

Depreciation from contributed subsidiaries, sold businesses and terminated contracts	—	—	—	181

Corporate depreciation	—	—	31	43

Consolidated depreciation	$12,004	$3,030	$9,593	$9,455

Geographic Segment Data

Net Sales

United States	$285,571	$59,875	$330,832	$443,159

Canada	1,217	165	10,475	19,679

Consolidated net sales	$286,788	$60,040	$341,307	$462,838

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
(formerly SunSource Inc. and Subsidiaries)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

19. Segment Information, (continued):

	Successor		Predecessor

	Year	Three Months	Nine Months	Year
	Ended	Ended	Ended	Ended
	12/31/02	12/31/01	9/30/01	12/31/00

Reconciliation of Segment Profit to Income (Loss) from Continuing Operations Before Income Taxes

Segment profit — EBITDA	$51,574	$10,182	$33,802	$27,401

EBITDA from contributed subsidiaries, sold businesses and terminated contracts	—	—	—	2,823

Dividend income — STS Operating, Inc.	546	185	—	—

Depreciation	(12,004)	(3,030)	(9,593)	(9,455)

Amortization	(1,485)	(1,588)	(2,895)	(3,369)

Management fee expense	(1,800)	(250)	—	—

Corporate expenses	(2,622)	(864)	(4,079)	(8,956)

Income before non-recurring charges	34,209	4,635	17,235	8,444

Non-recurring gains (charges):

Gain on curtailment/termination of pension plan	1,231	—	—	(4,279)

Income from operations	35,440	4,635	17,235	4,165

Interest expense, net	(13,227)	(3,616)	(9,222)	(11,286)

Distribution on guaranteed preferred beneficial interests	(12,231)	(3,058)	(9,174)	(12,232)

Gain on contribution of subsidiaries	—	—	—	49,115

Income (loss) from continuing operations before income taxes	$9,982	$(2,039)	$(1,161)	$29,762

Reconciliation of Segment Tangible Assets to Total Assets

Segment tangible assets	$168,463	$146,331	N/A	$195,452

Goodwill	132,677	120,585	N/A	63,914

Other intangible assets	11,068	12,553	N/A	14,035

Deferred income taxes	32,549	34,579	N/A	29,601

Deferred financing fees	5,774	5,536	N/A	5,835

Assets held for sale	—	146	N/A	1,767

Other corporate assets	18,323	24,834	N/A	11,985

Consolidated total assets	$368,854	$344,564	N/A	$322,589

Financial Statement Schedule:

SCHEDULE II — VALUATION ACCOUNTS

(dollars in thousands)

	Deducted From Assets in Balance Sheet

					Accumulated
			Allowance for		Amortization		Accumulated
	Allowance for		Obsolete/		of Goodwill		Amortization
	Doubtful		Excess		and		of Deferred
	Accounts		Inventory		Intangibles		Financing Fees

Balance, December 31, 1999 — Predecessor	$2,064		$6,768		$19,786		$29

Additions charged to cost and expenses	756		2,132		3,369		961

Additions for Axxess acquisition	212		1,201		—		—

Deductions due to:

Sale of division	368		657		8,927		—

Others	1,264	(A)	3,086	(A)	—		—

Balance, December 31, 2000 — Predecessor	1,400		6,358		14,228		990

Additions charged to cost and expenses	430		1,699		2,895		1,047

Deductions due to:

Others	228	(A)	1,068	(A)	—		1,804	(C)

Balance, September 30, 2001 — Predecessor	1,602		6,989		17,123		233

Additions charged to cost and expense	495		(4)		1,588		237

Deductions due to:

Sale of division	1,038		3,436		8,816		—

Merger transaction	—		—		8,307	(B)	233	(B)

Others	522	(A)	(378	)(A)	—		—

Balance, December 31, 2001 — Successor	537		3,927		1,588		237

Additions charged to cost and expenses	274		654		1,485		1,149

Additions for DIY Acquisition	100		1,419		—		—

Deductions due to:

Others	359	(A)	1,625	(A)	—		—

Ending Balance — December 31, 2002 — Successor	552		4,375		3,073		1,386

Notes:

(A)  Includes write-off of accounts receivable (net of bad debt recoveries) and inventories.

(B)  Adjustment to write-off pre-merger accumulated amortization.

(C)  Write-off of deferred financing fee as a result of early extinguishment of debt related to the Company’s bank revolving credit.

Item 9 — Changes in and Disagreements on Accounting and
Financial Disclosure.

There were no changes in or disagreements on accounting and financial disclosure during the year ended December 31, 2002.

PART III

Item 10 — Directors and Executive Officers of the Registrant.

The following is a summary of the biographies for at least the last five years of the continuing directors and officers. Each of the directors has served as such since September 2001 except for Alan T. Biland who has served since December 2002.

Directors

Principal Occupation; Five-Year Employment
Name and Age	History; Other Directorships

Maurice P. Andrien, Jr. (61)	Chairman of The Hillman Companies, Inc., Cincinnati, Ohio (f/k/a SunSource Inc., Philadelphia, Pennsylvania). From April 1999 to November 2001 Mr. Andrien was President and Chief Executive Officer of SunSource Inc. From June 1998 to April 1999, Mr. Andrien was President and Chief Operating Officer of Unican Security Systems, Ltd., Montreal, Quebec, Canada. From April 1992 to June 1998, Mr. Andrien was President and Chief Executive Officer of Curtis Industries, Inc., Mayfield Heights, Ohio.

Max W. Hillman, Jr. (56)	President and Chief Executive Officer of The Hillman Companies, Inc., Chief Executive Officer of The Hillman Group, Inc., Cincinnati, Ohio. From April 2000 to November 2001, Mr. Hillman was Co-Chief Executive Officer of The Hillman Group, Inc. From 1999 to April 2000, Mr. Hillman held the position of Chief Executive Officer of The Hillman Group, Inc. From 1991 to 1999, Mr. Hillman was a Group Vice President for The Hillman Group, Inc.

Alan T. Biland (44)	President, Diagnostics and Information; Vice President, Chief Information Officer of Snap-on Incorporated, Kenosha, Wisconsin. From April 1998, Mr. Biland was CIO for Snap-on Incorporated. From 1985 to 1998, Mr. Biland held positions of increasing responsibility at Case IH in Racine, Wisconsin. Mr. Biland serves on a number of internal advisory board positions at Snap-on Incorporated including Mitchell 1, San Diego, California, Cartec GMBH in Unterneukirchen, Germany, and Snap-on Technologies in Kenosha, Wisconsin.

Daniel L. Russell (38)	Principal of Allied Capital Corporation, Washington, D.C. Mr. Russell serves as a Principal in Allied Capital’s private finance group. Prior to joining Allied Capital in 1998, Mr. Russell spent six years with KPMG Peat Marwick LLP in the firm’s financial services group, including serving as a Senior Manager. Mr. Russell is a director of Nobel Learning Communities, Inc.

William L. Walton (53)	Chairman, Chief Executive Officer and President of Allied Capital Corporation, Washington, D.C., since 1997. Mr. Walton has served on the Allied Capital Board of Directors since 1986 and was named Chairman and CEO in February 1997. Mr. Walton previously served as Managing Director of New York-based Butler Capital Corporation, a mezzanine buyout firm, and was the personal venture capital advisor for William S. Paley, founder and Chairman of CBS. In addition, he was a Senior Vice President in Lehman Brothers Kuhn Loeb’s Investment Banking Group. Mr. Walton also founded and managed two start-up businesses, SuccessLab, Inc. and Language Odyssey, in the emerging education industry (1992-1996). Mr. Walton is a director of Riggs National Corporation and the National Venture Capital Association.

G. Cabell Williams, III (48)	Managing Director of Allied Capital Corporation, Washington, D.C. Mr. Williams has been employed by Allied Capital in the private finance group since 1981. Mr. Williams has served in many capacities during his tenure at Allied Capital since 1981.

All directors hold office until their successors are duly elected and qualified.

The executive officers of the Company (including the executive officers of The Hillman Group, Inc.) are set forth below:

Executive Officers

Name and Age	Position with the Company; Five-Year Employment History

Maurice P. Andrien, Jr. (61)	Chairman of The Hillman Companies, Inc., Cincinnati, Ohio. See page 62 for five-year employment history.

Max W. Hillman, Jr. (56)	President and Chief Executive Officer of The Hillman Companies, Inc., Chief Executive Officer of The Hillman Group, Inc., Cincinnati, Ohio. See page 62 for five-year employment history. Mr. Hillman is the brother of Richard P. Hillman.

Richard P. Hillman (54)	President of The Hillman Group, Inc., Cincinnati, Ohio. Mr. Hillman has held such position since 1991. Mr. Hillman is the brother of Max W. Hillman.

James P. Waters (41)	Chief Financial Officer and Secretary of The Hillman Companies, Inc., Cincinnati, Ohio and Vice President, Chief Financial Officer and Secretary of The Hillman Group, Inc., Cincinnati, Ohio. From September 1999 to November 2001, Mr. Waters was Vice President and Chief Financial Officer of The Hillman Group, Inc. From November 1997 to September 1999, Mr. Waters was Vice President of Finance for Curtis Industries, Inc., Mayfield Heights, Ohio. From May 1993 to November 1997, Mr. Waters was Director of Finance for Curtis Industries, Inc., Mayfield Heights, Ohio.

George L. Heredia (44)	Senior Vice President of Engraving for The Hillman Group, Inc., Tempe, Arizona. Mr. Heredia has held various executive positions since April 2000. Prior to April 2000, Mr. Heredia has held the positions of Senior Vice President of Marketing and Senior Vice President of Operations for Axxess Technologies Inc.

Terry R. Rowe (48)	Senior Vice President of National Account Sales for The Hillman Group, Inc., Tempe, Arizona. Mr. Rowe had held such position with The Hillman Group since 1992.

All executive officers hold office at the pleasure of the board of directors.

Item 11 — Executive Compensation

Summary Compensation Table

The following table sets forth all cash compensation paid and accrued for services rendered during the three years ended December 31, 2002, by each of the Chief Executive Officer, and the four other most highly compensated executive officers of the Company and its subsidiaries whose remuneration exceeded $100,000 and two individuals who served as executive officers during the last completed fiscal year but were not serving as such as of December 31, 2002.

						Long-Term Compensation

						Restricted	Securities
	Annual Compensation					Stock	Underlying
Name and					Other Annual	Awards	Options	All Other
Principal Position	Year	Salary(1)	Bonus(2)		Compensation(9)	$	#	Compensation

Maurice P. Andrien, Jr.	2002	$355,600	$228,467		—	—	—	—

Chairman	2001	473,352	299,928		—	—	60,000	—

The Hillman Companies, Inc. (3)	2000	462,608	284,000		—	$450,000 (3)	70,000	$344,157 (4)

Max W. Hillman, Jr.	2002	362,500	293,794		—	—	—	—

President and CEO	2001	361,216	193,262		—	—	25,000	—

The Hillman Companies, Inc.	2000	324,778	154,414		—	—	42,500	—

Richard P. Hillman	2002	234,423	105,990		—	—	—	—

President	2001	230,161	49,967		—	—	10,000	—

The Hillman Group, Inc.	2000	222,077	53,340		—	—	10,000	—

George L. Heredia	2002	193,992	67,968		—	—	—	—

Senior VP of Engraving	2001	183,257	47,992	(6)	—	—	10,000	—

The Hillman Group, Inc. (5)	2000	133,284	42,586		—	—	—	—

Terry R. Rowe	2002	182,000	64,715		—	—	—	—

Senior VP National Accounts	2001	175,000	49,508		—	—	5,000	—

The Hillman Group, Inc.	2000	125,000	18,737		—	—	4,000	—

Former Executive Officers

Joseph M. Corvino (8)	2002	303,353	—		—	—	—	—

Former Senior VP & CFO	2001	262,600	101,404		—	—	30,000	—

The Hillman Companies, Inc.	2000	252,600	75,000		—	—	35,000	—

Stephen W. Miller (7)	2002	362,500	220,344		—	—	—	—

Former Vice Chairman	2001	362,604	193,163	(6)	—	—	25,000	—

The Hillman Group, Inc. (5)	2000	242,786	200,000		—	—	25,000	—

(1)	Represents base salary plus other types of miscellaneous compensation.

(2)	Represents earned bonus for services rendered in each year.

(3)	On January 26, 2000, the Compensation Committee of the Board of Directors amended an original grant instrument by reducing the number of stock options from 150,000 to 50,000 and issued 100,000 shares of restricted stock. The restricted shares were issued at a fair market value of $4.50 per share (see Compensation of the Chairman of the Board of the Company on page 67).

(4)	Includes compensation for the forgiveness of a loan in the amount of $217,058 by the Company associated with the restricted stock issued on January 26, 2000 (see note 3 above), relocation expenses of $110,666, country club fees of $13,953 and miscellaneous items of $2,480 paid by the Company in 2000.

(5)	Represents compensation paid or distributed from April 7, 2000 through December 31, 2000 only as a result of the acquisition of Axxess Technologies, Inc.

(6)	Excludes special performance bonuses of $800,000 for Mr. Miller and $293,000 for Mr. Heredia earned in 2001 related to the acquisition of Axxess Technologies, Inc.

(7)	Retired as Vice Chairman of The Hillman Group, Inc. in September 2002. Mr. Miller’s 2002 annual compensation excludes a lump sum severance payment of $1,068,623 paid in October 2002.

(8)	Retired as Senior Vice President and CFO in May 2002.

(9)	There were no perquisites paid by the Company in excess of the lesser of $50,000 or 10% of the person’s total salary and bonus for the year.

There were no stock options granted in 2002.
The Board of Directors were not compensated by the Company during the year ended December 31, 2002.

AGGREGATED OPTION EXERCISES IN 2002
AND FISCAL YEAR-END OPTION VALUES

The following table sets forth information for each named executive officer with regard to stock option exercises during 2002 and the aggregate stock options held at December 31, 2002.

Number of
Underlying
			Unexercised	Value of Unexercised
			Options	In-The-Money Options
	Shares		At FY-End (#)	At FY-End ($)
	Acquired by	Value	Exercisable/	Exercisable/
Name	Exercise	Realized	Unexercisable (1)	Unexercisable (2)

Maurice P. Andrien, Jr.	—	—	130,000/0	$2,057,626/0

Joseph M. Corvino	—	—	65,000/0	1,041,563/0

Max W. Hillman, Jr.	—	—	67,500/0	1,081,243/0

Richard P. Hillman	—	—	20,000/0	316,942/0

George L. Heredia	—	—	6,641/0	104,401/0

Terry R. Rowe	—	—	9,000/0	142,874/0

(1)	Represents the number of shares subject to outstanding options.

(2)	Based on a price of $20.10 per share, the estimated per share fair value of the Company’s Common Stock as of December 31, 2002 minus the associated exercise price.

Employment Contracts, Termination of Employment and Change-in-Control

Arrangements

Upon a change in control of the Company’s Nonqualified Deferred Compensation Plan (the “Deferred Compensation Plan”), payment would be provided for all amounts, including accrued investment earnings.

Compensation of the Chairman of the Board of the Company

Mr. Maurice P. Andrien, Jr. became the Chairman of the Board of the Company (“Chairman”) on September 26, 2001. Mr. Andrien had been President and Chief Executive Officer of the Company since April 27, 1999. Mr. Andrien entered into a four-year employment agreement with the Company effective as of the merger with Allied Capital Corporation on September 26, 2001, which term will renew on a year-to-year basis after the initial term, unless the agreement is terminated earlier or not renewed. Within the terms of Mr. Andrien’s initial employment agreement with the Company, dated April 27, 1999, a change in control credit of $1,000,000 was made in Mr. Andrien’s name to the Deferred Compensation Plan upon the Company’s merger with Allied Capital Corporation. The agreement provides for an annual base salary of $343,000, a 2001 bonus of up to 100% of base salary in accordance with performance targets established in January, 2001, and subsequent annual bonuses of up to 100% of base salary for the remainder of the term, subject to performance in accordance with performance criteria determined by the Board each calendar year. During the term, Mr. Andrien will be eligible to participate in the SunSource Inc. 2001 Stock Incentive Plan (the “New Equity Plan”), the 1998 Equity Compensation Plan (the “Existing Equity Plan”) and the Deferred Compensation Plan. Mr. Andrien’s employment agreement contains a Non-Solicitation covenant for two years following termination of employment with the Company. If Mr. Andrien is terminated without cause in the absence of a change in control involving the Company, then the agreement requires the Company to pay Mr. Andrien his normal base salary and bonus compensation for a period of two years following the termination date. If the Company should undergo a change in control within the terms of the agreement, Mr. Andrien will receive the lump sum equivalent of one year’s base compensation and bonus.

A grant of 150,000 non-qualified stock options, at fair market value, was made to Mr. Andrien upon his initial employment with the Company, on April 27, 1999 under the Existing Equity Plan (the “Equity Plan”). The options were fully exercisable at the date of grant. External industry conditions and certain internal events that were in progress at the time of Mr. Andrien’s hire resulted in significant reduction of the intended value of the grant. On January 26, 2000 the Compensation Committee of The Board of Directors amended the grant by reducing the number of stock options from 150,000 to 50,000 and issued a grant of 100,000 shares of restricted stock. One-third of the restricted shares vested six months from the date of grant. Vesting of the remaining two-thirds of the restricted shares was based on achievement of certain performance goals. All unvested restricted shares became fully vested upon the merger with Allied Capital Corporation on September 26, 2001.

Compensation of the President and Chief Executive Officer of the Company

Mr. Max W. Hillman, Jr. became the President and Chief Executive Officer of The Hillman Companies, Inc. in November 2001. Mr. Hillman entered into a four-year employment agreement with the Company effective as of the merger with Allied Capital Corporation on September 26, 2001, which term will renew on a year-to-year basis after the initial term, unless this agreement is terminated earlier or not renewed. The agreement provides for an annual base salary of $350,000, 2001 bonus compensation in accordance with performance targets established in January, 2001, and subsequent annual bonuses of up to 124% of base salary for the remainder of the term, subject to performance in accordance with performance criteria determined by the Board each calendar year. During the term, Mr. Hillman will be eligible to participate in the Company’s New Equity Plan, Existing Equity Plan and Deferred Compensation Plan. Mr. Hillman’s employment agreement contains Non-Compete and Non-Solicitation covenants for two years following termination of employment with the Company. If Mr. Hillman is terminated without cause in the absence of a change in control involving the Company, then the agreement requires the Company to pay Mr. Hillman his normal base salary and bonus compensation for a period of two years following the termination date. If the Company should undergo a change in control within the terms of the agreement, Mr. Hillman will receive the lump sum equivalent of one year’s base compensation and bonus.

Compensation of the Former Senior Vice President of The Hillman Companies, Inc.

The Company and Mr. Corvino agreed that Mr. Corvino’s employment would terminate effective May 31, 2002 at which time he became eligible to receive the benefits provided for under the terms of his employment agreement. Benefits include compensation equal to two times his annual base salary of $250,000, bonus of $101,404 and car allowance as of the date of his termination. This compensation will be paid to Mr. Corvino in equal, bi-weekly installments over a four (4) year period beginning in June 2002.

Compensation of the Former Vice Chairman of The Hillman Group, Inc.

The Company and Mr. Miller agreed that Mr. Miller’s employment would terminate effective September 26, 2002 at which time he became eligible to receive the benefits provided for under the terms of his employment agreement. Benefits include a lump sum distribution of $1,068,623, the payment of Mr. Miller’s base salary of $350,000, bonus of $200,925, medical benefits and car allowance for a one year period following the date of termination. Mr. Miller will also receive a Transition Success Bonus of $188,500 on the first anniversary of his termination date, provided his duties are performed as expected under the agreement. In addition to the benefits provided by the terms of his employment agreement the Company purchased Mr. Miller’s shares of common stock for $231,377.

Item 12 — Security Ownership of Certain Beneficial Owners and Management.

OWNERSHIP OF COMMON SHARES

The following table shows for (i) each director, (ii) each executive officer named in the summary compensation table, and (iii) all officers and directors as a group, the beneficial ownership of Common Shares as of December 31, 2002.

	Common Shares
Name of Beneficial Owner	Owned Beneficially	Percent of Class

Directors and Executive Officers

Maurice P. Andrien, Jr.	19,880	*

Richard P. Hillman	41,205	*

Max W. Hillman, Jr.	55,422	*

George L. Heredia	3,359	*

Terry R. Rowe	2,410	*

Daniel L. Russell	—	*

G. Cabell Williams, III	—	*

William L. Walton	—	*

Alan T. Biland	—	*

All Executive Officers as a Group (9 persons)	161,005	2.3%

The firm identified in the table below has reported that it beneficially owned at December 31, 2002 more than 5% of the outstanding shares of the Common Stock:

Other 5% Owners :

Allied Capital Corporation 1919 Pennsylvania Ave., N.W Washington, D.C. 20006	6,890,937	96.8%

*	Less than 1%

Item 13 — Certain Relationships and Related Transactions.

On September 28, 2001, the Company completed the sale of substantially all of the assets of its SunSource Technology Services business (the “STS Business”) to STS Operating, Inc. (“STS OP”), an entity formed by certain officers and managers of the STS Business, Allied Capital Corporation and Easton Hunt Capital Partners, L.P. for the purpose of acquiring the STS Business. The purchase price included preferred stock of STS OP which was distributed to the shareholders of The Hillman Companies, Inc. Common Stock on December 23, 2002.

On September 26, 2001, the Company was acquired by Allied Capital Corporation pursuant to the terms and conditions of an Agreement and Plan of Merger dated as of June 18, 2001 (the “Merger Transaction”). In connection with the Merger Transaction, the Company is obligated to pay management fees to a subsidiary of Allied Capital Corporation for management services rendered in the amount of $250,000 for calendar year 2001 and $1,800,000 for each calendar year thereafter. The Company has recorded a management fee charge of $1,800,000 and $250,000 on its Statement of Operations for the year ended December 31, 2002 and three months ended December 31, 2001, respectively. Payment of management fees are due annually after delivery of the Company’s annual audited financial statements to the Board of Directors of the Company. The Company paid $250,000 of management fees in March 2002 for the three months ended December 31, 2001.

On June 29, 2001, Allied Capital Corporation purchased an unsecured subordinated note, with an outstanding principal balance of approximately $12,500,000 from a SunSource Inc. creditor for $8,500,000. In connection with the Merger Transaction and the Company’s debt refinancing, Allied Capital Corporation exchanged the note for $8,500,000 of the Company’s subordinated debt.

On December 28, 2000, the Company issued $30,000,000 of unsecured subordinated notes to Allied Capital Corporation which was amended on September 28, 2001, to increase the existing subordinated debenture to $40,000,000 in conjunction with refinancing the Company’s senior debt and to exchange the subordinated note indicated above.

Item 14 – Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14 and 15d-14 under the Securities Exchanges Act of 1934, as amended) as of a date within 90 days prior to filing date of this annual report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s reports filed or submitted under the Securities Exchange Act of 1934.

Changes in Internal Controls

Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

PART IV

Item 15 — Exhibits, Financial Statement Schedules, and Reports
on Form 10-K.

(a)  Documents Filed as a Part of the Report:

1.     Financial Statements.

The information concerning financial statements called for by Item 15 of Form 10-K is set forth in Part II, Item 8 of this annual report on Form 10-K.

2.     Financial Statement Schedules.

The information concerning financial statement schedules called for by Item 15 of Form 10-K is set forth in Part II, Item 8 of this annual report on Form 10-K.

3.     Reports on Form 8-K.

A Current Report on Form 8-K was filed on December 26, 2002 reporting an other event under Item 5 of Form 8-K.

A Current Report on Form 8-K was filed on October 4, 2002 reporting an other event under Item 5 of Form 8-K (See Exhibit 2.2 hereto).

4.     Exhibits, Including Those Incorporated by Reference.

The following is a list of exhibits filed as part of this annual report on Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

2.1	Unit Repurchase Agreement by and among The Hillman Companies, Inc.,

SunSub Holdings LLC and GC-Sun Holdings, L.P. dated April 13, 2002. (15)

(Exhibit 10.2)

2.2	Asset Purchase Agreement between Fastenal Company and The Hillman Group,

Inc. dated October 3, 2002. (16) (Exhibit 10.3)

2.3	Agreement and Plan of Merger dated as of June 18, 2001 by and among

Allied Capital Corporation, Allied Capital Lock Acquisition Corporation

and SunSource Inc. (10) (Exhibit 2.1)

2.4	Asset Purchase Agreement dated September 28, 2001, by and between

SunSource Technology Services, LLC, and STS Operating, Inc. (12) (Exhibit 2.1)

2.5	Amended and Restated Agreement and Plan of Merger dated as of April 7,

2000 among SunSource Inc., The Hillman Group, Inc., the Hillman Group

Acquisition Corp., Axxess Technologies, Inc., and certain security holders of Axxess (6) (Exhibit 2.1)

2.6	Asset Purchase Agreement dated as of April 12, 2000, among VVP America,

Inc., VVP America Acquisition, L.L.C., SunSource Inc., SunSource

Investment Company, Inc., Harding Glass, Inc., and SunSub A Inc. (6)

(Exhibit 2.2)

2.7	Contribution Agreement by and among SunSource Inc., SunSource Industrial

Services Company, Inc., KAR Products Inc., A & H Holding Company, Inc.,

SunSource Canada Investment Company, A. & H. Bolt & Nut Company Limited

and GC-Sun Holdings, L.P. dated as of February 10, 2000 (5) (Exhibit 2.1)

10.1	Credit Agreement dated as of September 28, 2001, by and among The Hillman Group, Inc., as Borrower and Heller Financial, Inc., as Agent, an Issuing Lender and a Lender and Antares Capital Corporation, General Electric Capital Corporation and Madison Capital Funding LLC each as a Co-Agent and the other financial institutions party hereto as lenders. (13) (Exhibit 10.1)

10.2	Consent and First Amendment to the Credit Agreement dated as of September 28, 2001, by and among The Hillman Group, Inc. as Borrower and Heller Financial, Inc. as Agent, an Issuing Lender and a Lender and Antares Capital Corporation, General Electric Capital Corporation and Madison Capital Funding, LLC, each as Co-Agent and the other financial institutions party hereto as lenders. (14) (Exhibit 10.1)

10.3**	Consent and Second Amendment to the Credit Agreement dated as of September 28, 2001, by and among The Hillman Group, Inc. as Borrower and Heller Financial, Inc. as Agent, an Issuing Lender and a Lender and Antares Capital Corporation, General Electric Capital Corporation and Madison Capital Funding, LLC, each as Co-Agent and the other financial institutions party hereto as lenders.

10.4**	Third Amendment to the Credit Agreement dated as of September 28, 2001, by and among The Hillman Group, Inc. as Borrower and Heller Financial, Inc. as Agent, an Issuing Lender and a Lender and Antares Capital Corporation, General Electric Capital Corporation and Madison Capital Funding, LLC, each as Co-Agent and the other financial institutions party hereto as lenders.

10.5	First Amended and Restated Investment Agreement by and among SunSource Inc., SunSource Investment Company, Inc., The Hillman Group, Inc., and Allied Capital Corporation dated September 28, 2001. (13) (Exhibit 10.2)

10.6	SunSource Inc. 2001 Stock Incentive Plan. (13) (Exhibit 10.3)

10.7	Termination Agreement dated as of June 18, 2001 by and among SunSource, Lehman Brothers, Donald T. Marshall, John P. McDonnell, Norman V Edmonson, Harold Cornelius, Max W. Hillman, Joseph P. Corvino and the respective S corporations of Marshall, McDonnell, Edmonson, Cornelius, Hillman and Corvino. (11) (Exhibit d6)

10.8*	Employment Agreement by and between SunSource Inc. and Maurice P. Andrien, Jr. entered into June 18, 2001. (11) (Exhibit e1)

10.9*	Employment Agreement by and between SunSource Inc. and Stephen W Miller entered into June 18, 2001 (11) (Exhibit e2)

10.10*	Employment Agreement by and between SunSource Inc. and Joseph M Corvino entered into June 18, 2001. (13) (Exhibit 10.7)

10.11*	Employment Agreement by and between SunSource Inc. and Max. W. Hillman entered into June 18, 2001. (13) (Exhibit 10.8)

10.12*	SunSource Inc. Nonqualified Deferred Compensation Plan dated as of August 1, 2000. (9) (Exhibit 10.1)

10.13	Investment Agreement entered into as of December 28, 2000 by and among SunSource Technology Services, Inc., SunSource Investment Company, Inc., SunSub A, Inc., the Hillman Group, Inc., Axxess Technologies, Inc., SunSource Corporate Group, Inc., SunSource Industrial Services, Inc., SunSource inventory Management Company, Inc., A&H Holding Co., SunSub C, Inc., SunSub Holdings, L.L.C. and Allied Capital Corporation. (9) (Exhibit 10.8)

10.14	1998 Equity Compensation Plan-Amendment to Nonqualified Stock Option Grant dated as of January 26, 2000. (8)(Exhibit 10.1)

10.15	1998 Equity Compensation Plan — Restricted Stock Grant dated as of January 26, 2000. (8) (Exhibit 10.2)

10.16*	SunSource Inc. 1998 Equity Compensation Plan (1) (Exhibit 10.1)

10.17*	SunSource Inc. Stock Compensation Plan for Non-Employee Directors (1) (Exhibit 10.2)

21.1**	Subsidiaries (As of December 31, 2002)

99.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to Quarterly Report on Form 10-Q for the Quarter ended March 31, 1998.

(2)	Filed as an exhibit to Registration Statement No. 333-19077 on Form S-4.

(3)	Filed as an exhibit to Registration Statement No. 333-44733 on Form S-2.

(4)	Filed on March 31, 1994, as an exhibit to Annual Report on Form 10-K for the year ended December 31, 1993.

(5)	Filed on March 17, 2000 as an exhibit to Current Report on Form 8-K.

(6)	Filed on April 24, 2000 as an exhibit to Current Report on Form 8-K

(7)	Filed on May 11, 2000 as Item 7 to Current Report on Amendment No. 1 to Form 8-K originally filed on April 24, 2000.

(8)	Filed on March 30, 2000 as an exhibit to Annual Report on Form 10-K for the year ended December 31, 1999.

(9)	Filed on April 2, 2001 as an exhibit to Annual Report on form 10-K for the year ended December 31, 2000.

(10)	Filed on June 21, 2001 as an exhibit to the Current Report on form 8-K filed on June 21, 2001.

(11)	Filed as an exhibit to Schedule 13E-3 filed on July 11, 2001, as amended.

(12)	Filed as an exhibit to the Current Report on Form 8-K filed on October 15, 2001.

(13)	Filed as an exhibit to Quarterly Report on form 10-Q for the Quarter ended September 30, 2001.

(14)	Filed as an exhibit to Quarterly Report on form 10-Q for the Quarter ended March 31, 2002.

(15)	Filed as an exhibit to Quarterly Report on form 10-Q for the Quarter ended June 30, 2002.

(16)	Filed as an exhibit to the Current Report on Form 8-K filed on October 4, 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 15 of this report.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HILLMAN COMPANIES, INC.

Date:	March 25, 2003	By:	/s/ James P. Waters James P. Waters Title: Chief Financial Officer and Duly Authorized Officer of the Registrant (principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Capacity	Date

	Principal Executive	March 25, 2003

/s/ Max W. Hillman, Jr.	Officer and Director

Max W. Hillman, Jr.

	Chairman and	March 25, 2003

/s/ Maurice P. Andrien, Jr.	Director

Maurice P. Andrien, Jr.

	Principal Accounting	March 25, 2003

/s/ Harold J. Wilder	Officer

Harold J. Wilder

/s/ Alan T. Biland	Director	March 25, 2003

Alan T. Biland

/s/ Daniel L. Russell	Director	March 25, 2003

Daniel L. Russell

/s/ William L. Walton	Director	March 25, 2003

William L. Walton

/s/ G. Cabell Williams, III	Director	March 25, 2003

G. Cabell Williams, III

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Max W. Hillman, Chief Executive Officer, certify that:

1.     I have reviewed this annual report on Form 10-K of The Hillman Companies, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	3/25/03

/s/ Max W. Hillman Max W. Hillman Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, James P. Waters, Chief Financial Officer, certify that:

1.     I have reviewed this annual report on Form 10-K of The Hillman Companies, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	3/25/03

/s/ James P. Waters James P. Waters Chief Financial Officer