Form 10-Q
period 2003-03-31
HILLMAN COMPANIES INC
filed 2003-05-14
CIK 1029831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

Commission file number 1-13293

The Hillman Companies, Inc.
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
  YES        NO    X

On May 14, 2003 there were 7,118,665 Common Shares issued and outstanding by the Registrant and 4,217,724 Trust Preferred Securities issued and outstanding by the Hillman Group Capital Trust. The Trust Preferred Securities trade on the American Stock Exchange under symbol HLM.Pr.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

INDEX

PART I.	FINANCIAL INFORMATION	PAGE(S)

Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets as of March 31, 2003 (Unaudited) and December 31, 2002	3

	Consolidated Statements of Operations for the Three Months ended March 31, 2003 and 2002 (Unaudited)	4

	Consolidated Statements of Cash Flows for the Three Months ended March 31, 2003 and 2002 (Unaudited)	5

	Notes to Consolidated Financial Statements (Unaudited)	6-11

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations	12-20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4.	Controls and Procedures	20

PART II.	OTHER INFORMATION	21-23

SIGNATURES		24

CERTIFICATES PURSUANT to SECTION 302 of the SARBANES-OXLEY ACT OF 2002		25-26

Item 1.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	March 31,
	2003	December 31,
ASSETS	(Unaudited)	2002

Current assets:
Cash and cash equivalents	$1,228	$2,768
Restricted investments	948	1,142
Accounts receivable, net	38,955	31,855
Inventories	61,689	59,783
Deferred income taxes	10,893	10,911
Other current assets	3,349	3,249

Total current assets	117,062	109,708
Property and equipment, net	68,423	68,596
Goodwill	132,677	132,677
Other intangibles, net	10,697	11,068
Deferred income taxes	24,128	21,638
Restricted investments	5,410	5,923
Note receivable	5,600	11,258
Deferred financing fees, net	5,446	5,774
Other assets	1,525	2,212

Total assets	$370,968	$368,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,946	$20,373
Current portion of senior term loans	9,268	9,268
Current portion of capitalized lease obligations	56	55
Accrued expenses:
Salaries and wages	2,547	5,523
Pricing allowances	3,525	6,118
Integration costs	4,094	4,378
Income and other taxes	1,406	1,329
Deferred compensation	948	1,142
Other accrued expenses	11,491	11,814

Total current liabilities	54,281	60,000
Long term senior term loans	58,242	60,559
Bank revolving credit	48,286	34,532
Long term capitalized lease obligations	179	194
Long term unsecured subordinated notes to related party	42,591	42,108
Deferred compensation	5,410	5,923
Deferred income tax liability	5,707	5,660
Other non-current liabilities	5,697	5,258

Total liabilities	220,393	214,234

Guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	102,266	102,234

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par, 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par, 20,000,000 shares authorized, 7,118,665 issued and outstanding	71	71
Additional paid-in capital	52,310	52,310
Accumulated deficit	(4,041)	—
Accumulated other comprehensive (loss) income	(31)	5
Total stockholders’ equity	48,309	52,386

Total liabilities and stockholders’ equity	$370,968	$368,854

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
FOR THE THREE MONTHS ENDED,
(dollars in thousands)

	March 31,	March 31,
	2003	2002

Net sales	$69,989	$63,425
Cost of sales	31,664	28,475

Gross profit	38,325	34,950

Operating expenses:
Selling, general and administrative expenses	28,200	26,549
Depreciation	3,467	3,083
Amortization	371	370
Management fee to related party	450	450

Total operating expenses	32,488	30,452

Other income, net	53	52

Income from operations	5,890	4,550
Interest expense, net	3,635	3,450
Distributions on guaranteed preferred beneficial interests	3,058	3,057
Write-down of note receivable	5,657	—

Loss before income tax benefit	(6,460)	(1,957)
Income tax benefit	(2,419)	(695)

Net loss	$(4,041)	$(1,262)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE THREE MONTHS ENDED,
(dollars in thousands)

	March 31,	March 31,
	2003	2002

Cash flows from operating activities:
Net loss	$(4,041)	$(1,262)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	3,838	3,453
Deferred income tax benefit	(2,425)	(695)
PIK interest on unsecured subordinated notes	483	463
Write-down of note receivable	5,657	—
Changes in current operating items:
Increase in accounts receivable	(7,100)	(6,599)
Decrease (increase) in inventories	(1,906)	1,313
Decrease (increase) in other current assets	369	(70)
Increase in accounts payable	573	2,556
Decrease in other accrued liabilities	(6,032)	(2,666)
Other items, net	755	(361)

Net cash used for operating activities	(9,829)	(3,868)

Cash flows from investing activities:
Capital expenditures	(3,294)	(2,600)
Other, net	152	89

Net cash used for investing activities	(3,142)	(2,511)

Cash flows from financing activities:
Repayments of senior term loans	(2,317)	(1,187)
Borrowings of revolving credit loans, net	13,754	7,125
Borrowings of unsecured subordinated notes	—	312
Principal payments under capitalized lease obligations	(14)	(30)
Financing fees, net	8	(248)

Net cash provided by financing activities	11,431	5,972

Net decrease in cash and cash equivalents	(1,540)	(407)
Cash and cash equivalents at beginning of period	2,768	2,059

Cash and cash equivalents at end of period	$1,228	$1,652

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

     1.     Basis of Presentation:

The accompanying financial statements include the consolidated accounts of The Hillman Companies, Inc. (“Hillman” or the “Company”), and its wholly owned subsidiaries including an investment trust, Hillman Group Capital Trust (the “Trust”). All significant intercompany balances and transactions have been eliminated. The Company is organized as an independently managed portfolio company of Allied Capital Corporation (“Allied Capital”). Allied Capital owns approximately 96.8% of Hillman’s common stock with the remainder being held primarily by Company Management.

The accompanying unaudited consolidated financial statements present information in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. Management believes the financial statements include all normal recurring accrual adjustments necessary for a fair presentation. Operating results for the three months ended March 31, 2003 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report filed on Form 10-K for the year ended December 31, 2002.

Other Intangible Assets

Intangible assets subject to amortization consisted of the following as of March 31, 2003:

	Carrying	Accumulated
	Amount	Amortization

Trademarks	$6,500	$780
Patents	6,700	2,512
Proprietary software	1,000	375
Non-compete agreements	1,250	1,086

	$15,450	$4,753

Amortization expense for intangible assets for the three months ended March 31, 2003 and 2002 was $371 and $370, respectively. Amortization expense for the next five years is estimated to be as follows:

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

Shipping and Handling:

The costs incurred to ship product to customers, including freight and handling expenses, are included in selling, general and administrative expenses on the Company’s Statements of Operations. For the three months ended March 31, 2003 and 2002, shipping and handling costs included in selling, general and administrative were $3,482 and $2,936, respectively.

Research and Development:

The Company incurs research and development costs in connection with improvements to the key duplicating and engraving machines. For the three months ended March 31, 2003 and 2002, research and development expenses, consisting primarily of internal wages and benefits, were $293 and $360, respectively.

Translation of Foreign Currencies:

The translation of the Company’s Canadian foreign currency based financial statements into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period.

Comprehensive Income (Loss):

The components of comprehensive income (loss) for the three months ended March 31, 2003 and 2002 were as follows:

	Three Months Ended
	March 31
	2003	2002

Net loss	$(4,041)	$(1,262)
Foreign currency translation adjustment	(36)	—

Comprehensive loss	$(4,077)	$(1,262)

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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

3.     Acquisitions:

On May 1, 2002, the Company purchased certain assets of the Lowe’s specialty fastener business from R&B, Inc. for cash consideration of $6,207. On October 3, 2002, the Company purchased the net assets of the DIY division (“DIY”) of the Fastenal Company for cash consideration of $15,218. The following disclosures indicate the Company’s estimate of pro forma financial results for the three month period ended March 31, 2002 had the acquisitions of the Lowe’s specialty fastener business and the DIY business been consummated on January 1, 2002:

Three months ended
March 31, 2002

Net sales	$69,752
Net loss	$(994)

4.     Contingencies:

Under the Company’s insurance programs, commercial umbrella coverage is obtained for catastrophic exposure and aggregate losses in excess of normal claims. Beginning in 1991, the Company has retained risk on certain expected losses from both asserted and unasserted claims related to worker’s compensation, general liability and automobile as well as the health benefits of certain employees. Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claim data and certain actuarial assumptions. As of March 31, 2003, the Company has provided insurers letters of credit aggregating $3,857 related to certain insurance programs.

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

5.     Related Party Transactions:

On September 26, 2001, the Company was acquired by Allied Capital pursuant to the terms and conditions of an Agreement and Plan of Merger dated as of June 18, 2001. In connection with the Merger Transaction, the Company is obligated to pay management fees to a subsidiary of Allied Capital for management services rendered in the amount of $1,800 for calendar years subsequent to 2001. The Company has recorded a management fee charge of $450 for the three months ended March 31, 2003 and 2002. Payment of management fees are due annually after delivery of the Company’s annual audited financial statements to the Board of Directors of the Company. The management fee for the year ended December 31, 2002 was paid in April 2003.

The Company incurs interest expense to Allied Capital on the subordinated debt at a fixed rate of 18.0% per annum. Cash interest payments are required on a quarterly basis at a fixed rate of 13.5% with the remaining 4.5% fixed rate (the “PIK Amount”) being added to the principal balance. As of March 31, 2003, the outstanding subordinated debt including the PIK amounts was $42,591.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

6.     Recent Accounting Pronouncements:

In November 2002, the FASB issued Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 requires that a guarantor must recognize, at the inception of a guarantee, a liability for the fair value of the obligation that it has undertaken in issuing a guarantee. FIN No. 45 also addresses the disclosure requirements that a guarantor must include in its financial statements for guarantees issued. The disclosure requirements in this interpretation are effective for financial statements ending after December 15, 2002. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted the provisions of FIN No. 45 effective January 1, 2003. The adoption of FIN 45 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). Among other items, SFAS No. 145 updates and clarifies existing accounting pronouncements related to reporting gains and losses from the extinguishment of debt and certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of SFAS No. 145 are generally effective for fiscal years beginning after May 15, 2002, with earlier adoption of certain provisions encouraged. The Company adopted the provisions of SFAS No. 145 effective January 1, 2003. The adoption of SFAS No. 145 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost as defined in EITF Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. Under SFAS No. 146, an entity may not restate its previously issued financial statements and the new statement grandfathers the accounting for liabilities that an entity had previously recorded under EITF Issue 94-3. The Company adopted the provisions of SFAS No. 146 effective January 1, 2003. The adoption of SFAS No. 146 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

6.     Recent Accounting Pronouncements (continued):

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”). SFAS No. 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the prior disclosure guidance and requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are generally effective for fiscal years ending after December 15, 2002. At this time the Company does not plan to adopt the accounting provisions of SFAS No. 123 and will continue to account for stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”

7.     Note Receivable:

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

In February 2003, G-C sold the assets of its largest operating division, Kar Products. The proceeds of the sale were primarily used to pay down G-C’s senior creditors. Following the sale of Kar Products, the Company estimated the enterprise value of G-C based on the cash flows and book value of the remaining operating division. The excess of the estimated enterprise value less debt obligations senior to the G-C note were determined to be insufficient to support the value of the G-C note. Accordingly, the Company recorded a $5,657 charge to income in the first quarter of 2003 to write-down the face value of the note and accrued interest thereon to its estimated fair value.

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

General

The Hillman Companies, Inc. (“Hillman” or the “Company”), is one of the largest providers of value-added merchandising services and hardware-related products to retail markets in North America.

The Company, through its wholly owned subsidiary, The Hillman Group, Inc. (the “Hillman Group”) provides merchandising services and hardware and related products, such as, fasteners and similar items, key duplication equipment, keys and related accessories and identification equipment and items to retail outlets, primarily hardware stores, home centers and mass merchants.

Hillman is organized as an independently managed portfolio company of Allied Capital Corporation (“Allied Capital”). Allied Capital owns approximately 96.8% of Hillman’s common stock with the remainder being held primarily by Company Management.

Financing Arrangements

On December 28, 2000, the Company issued $30 million of unsecured subordinated notes to Allied Capital and issued an additional $10 million of these notes to Allied Capital on September 28, 2001 (the “Amended Subordinated Debt Issuance”). The majority of the cash proceeds generated from the Amended Subordinated Debt Issuance were used to repay at a discount an unsecured subordinated note issued in connection with the acquisition of Axxess Technologies, Inc. on April 7, 2000 (the “Axxess Subordinated Note Repayment”).

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

On May 1, 2002, the Credit Agreement was amended to provide an additional $10.0 million of availability under the revolving credit facility and to increase the term loans by $15.0 million. Proceeds of the additional financing were used to finance the purchase of the specialty fastener business of Lowe’s, Inc. from R&B, Inc., the settlement of litigation with R&B, Inc. and the expansion and automation of the Company’s distribution facilities.

On December 23, 2002, the Credit Agreement was amended to provide an additional $4.8 million of availability under the revolving credit agreement and to increase the term loans by $5.2 million. As of March 31, 2003, the outstanding balance of the term loans aggregated $67.5 million.

Acquisitions

On May 1, 2002, the Company purchased certain assets of the Lowe’s specialty fastener business from R&B, Inc. for cash consideration of $6,207. On October 3, 2002, the Company purchased the net assets of the DIY division (“DIY”) of the Fastenal Company for cash consideration of $15,218.

Results of Operations

Three Months Ended March 31, 2003 and 2002

Net sales increased $6.6 million or 10.4% in the first quarter of 2003 to $70.0 million from $63.4 million in 2002. Total fastener sales to Lowe’s represented $1.5 million of the $6.6 million total sales increase in the first quarter primarily as a result of the May 2002 acquisition of the Lowe’s specialty fastener business from R&B, Inc. Sales to other national accounts, including Home Depot and Wal-Mart, increased by an aggregate $1.7 million in the first quarter of 2003 compared to the first quarter of 2002, led by sales growth in the LNS and keys product lines. In October 2002, Hillman acquired the DIY division (“DIY”) of the Fastenal Company which contributed fastener related sales of $4.2 million in the first quarter of 2003. In addition, franchise and independent (“F&I”) accounts decreased $1.7 million from the comparable period in 2002. The F&I accounts are typically individual hardware dealers who are members of larger cooperatives, such as TruServ, Ace, and Do-It-Best. Other sales, including regional accounts and engraving products were up $0.9 million compared to the first quarter of 2002.

The Hillman Group’s gross profit was 54.8% in the first quarter of 2003 compared to 55.1% in the first quarter of 2002. The margin rate decrease from the prior year was the result of lower margins on the newly acquired DIY business.

The Company’s consolidated selling, general and administrative expenses (“S,G&A”) increased $1.7 million or 6.2% from $26.5 million in the first quarter of 2002 to $28.2 million in the first quarter of 2003. Selling expenses decreased $0.1 million or 1.0% primarily as a result of a reduction in the amount of opening and servicing costs at new national account stores. Warehouse and delivery expenses increased $2.2 million or 30.5% primarily as a result of increased freight and labor of $0.9 million on increased sales volume and labor and other costs of $0.9 million related to start up of the new distribution facility in 2003. Management expects the startup costs associated with the new distribution facility to moderate in the second quarter and to be eliminated by the end of the third quarter of 2003. General and administrative expenses decreased by $0.4 million or 7.1% primarily as a result of a reduction in corporate overhead costs following elimination of the Philadelphia corporate office in May 2002.

Total S,G&A expenses in the first quarter of 2003 expressed as a percentage of sales compared with the first quarter of 2002 are as follows:

	Three Months ended March 31,

As of a % of Sales	2003	2002

Selling Expenses	20.0%	22.3%
Warehouse and Delivery Expenses	13.2%	11.2%
General and Administrative Expenses	7.1%	8.4%

Total S,G&A Expenses	40.3%	41.9%

Income from operations for the first quarter of 2003 was $5.9 million compared with $4.6 million for the same prior-year period, representing an increase of 28.3%.

The Company’s consolidated operating profit margin (income from operations as a percentage of sales) increased to 8.4% in the first quarter of 2003 compared with 7.2% in 2002. The operating profit margin improvement was due primarily to the reduction of S,G&A expenses as a percentage of sales. The 2003 first quarter’s 10.4% sales increase outpaced the smaller 6.2% S,G&A expense increase, thereby raising the overall operating profit margin. The smaller S,G&A rate of increase was due to a reduction in costs associated with promotional marketing materials and corporate overhead expenses.

Depreciation expense increased $0.4 million to $3.5 million in the first quarter of 2003 from $3.1 million in the same quarter of 2002.

Amortization expense of $0.4 million in the first quarter of 2003 was equal to the amortization in the same quarter of 2002. This was the result of there being no change in the amount of intangible assets subject to amortization.

Interest expense increased $0.2 million to $3.6 million in the first quarter of 2003 from $3.4 million in the same period of 2002. The increase was primarily the result of additional borrowings to finance the expansion and automation of the Company’s distribution facility, to purchase the Lowe’s specialty fastener business from R&B, Inc. in May 2002, and to purchase the DIY business from Fastenal Company in October 2002.

The Company has recorded a management fee charge of $0.45 million for the first quarter of 2003 and $0.45 million for the first quarter of 2002. The Company is obligated to pay management fees to a subsidiary of Allied Capital for management services rendered in the amount of $1.8 million for calendar years subsequent to 2001. The payment of management fees is due annually after delivery of the Company’s annual audited financial statements to the Board of Directors of the Company.

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

In February 2003, G-C sold the assets of its largest operating division, Kar Products. The proceeds of the sale were primarily used to pay down G-C’s senior creditors. Following the sale of Kar Products, the Company estimated the enterprise value of G-C based on the cash flows and book value of the remaining operating division. The excess of the estimated enterprise value less debt obligations senior to the G-C note were determined to be insufficient to support the value of the G-C note. Accordingly, the Company recorded a $5.7 million charge to income in the first quarter of 2003 to write-down the face value of the note and accrued interest thereon to its estimated fair value.

The Company pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.2 million per annum in the aggregate. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. For the three months ended March 31, 2003 and 2002, the Company paid $3.1 million in interest on the Junior Subordinated Debentures, equivalent to the amounts distributed by the Trust on the Trust Preferred Securities.

The Company is subject to federal, state and local income taxes on its domestic operations and foreign income taxes on its Canadian operation as accounted for in accordance with Statement of Financial Accounting Standard (SFAS) No. 109, “Accounting for Income Taxes.” Deferred income taxes represent differences between the financial statement and tax basis of assets and liabilities as classified on the Company’s balance sheet. The Company recorded a tax benefit for income taxes of $2.4 million on pre-tax losses of $6.5 million in the first quarter of 2003. The effective tax rate in the first quarter of 2003 was 37.5% compared to 35.5% in the first quarter of 2002 due to a change in permanent tax items.

Cash Flows

The statements of cash flows reflect the changes in cash and cash equivalents for the three months ended March 31, 2003 and 2002 by classifying transactions into three major categories: operating, investing and financing activities.

Operating Activities

The Company’s main source of liquidity is cash generated from operating activities consisting of net earnings from operations adjusted for non-cash operating items such as depreciation and changes in operating assets and liabilities such as receivables, inventories and payables.

Cash used by operating activities for the first three months of 2003 was $9.8 million compared to cash used of $3.9 million in the same prior year period. The negative net change of $5.9 million in the current three months compared to the same period in 2002 was primarily due to the use of $3.2 million more operating cash to fund the increased inventory requirements and the use of $2.1 million more operating cash for the higher customer pricing allowances earned and accrued in 2002, but paid in 2003.

Investing Activities

The principal recurring investing activities are property additions primarily for key duplicating machines. Net property additions for the first three months of 2003 were $3.3 million compared to $2.6 million in the comparable prior year period. The increase in capital expenditures in the first three months of 2003 compared to the prior year period results from an additional $0.4 million of engraving machines, $0.2 million of key machines and $0.1 of equipment.

Financing Activities

Net borrowings under the Company’s senior credit facilities of $11.4 million for the three months ended March 31, 2003 increased $5.5 million from the comparable prior year period as a result primarily of cash flow used for operations. See Operating Activities noted above.

Liquidity and Capital Resources

The Company’s working capital position (defined as current assets less current liabilities) of $62.8 million at March 31, 2003 represents an increase of $13.1 million from the December 31, 2002 level of $49.7 million primarily as a result of the seasonal increase in accounts receivable of $7.1 million and inventories of $1.9 million together with a decrease in accrued salaries and wages of $3.0 million. The Company’s current ratio (defined as current assets divided by current liabilities) increased to 2.16x at March 31, 2003 from 1.83x at December 31, 2002.

The Company’s contractual obligations in thousands of dollars as of March 31, 2003 are summarized below:

		Payments Due

		Less Than	1 to 3	More Than
Contractual Obligations	Total	One Year	Years	3 Years

Guaranteed Preferred Beneficial
Interests in the Company’s Junior
Subordinated Debentures	$105,446	—	—	$105,446
Long Term Senior Term Loans	67,510	$9,268	$18,537	39,705
Bank Revolving Credit Facility	48,286	—	—	48,286
Long Term Unsecured Subordinated Notes	42,591	—	—	42,591
Operating Leases	32,563	6,677	9,402	16,484
Deferrred Compensation Obligations	6,358	948	1,896	3,514
Capital Lease Obligations	235	74	108	53
Other Long Term Obligations	6,349	1,544	1,541	3,264

Total Contractual Cash Obligations	$309,338	$18,511	$31,484	$259,343

All of the obligations noted above are reflected on the Company’s Consolidated Balance Sheet as of March 31, 2003, except for the Operating Leases.

As of March 31, 2003, the Company had $5.2 million available under its secured credit facilities. The Company had approximately $116.0 million of outstanding debt under its secured credit facilities at March 31, 2003, consisting of $67.5 million in term loans, $48.3 million in revolving credit borrowings and $0.2 million in capitalized lease obligations. The term loans consisted of a $37.0 million Term B Loan (the “Term Loan B”) currently at a three (3) month LIBOR rate of 5.125% and a $30.5 million Term A loan (the “Term Loan A”) at a three (3) month LIBOR rate of 4.375%. The revolver borrowings (the “Revolver”) consist of $20.0 million currently at a three (3) month LIBOR rate of 4.44%, $8.0 million at a three (3) month LIBOR rate of 4.375% and $20.3 million at the prime rate of 6.00%. The capitalized lease obligations were at various interest rates.

As of March 31, 2003 the Company had no material purchase commitments for capital expenditures.

Interest on the Amended Subordinated Debt Issuance of $40 million which matures September 29, 2009 is at a fixed rate of 18.0% per annum, with cash interest payments being required on a quarterly basis at a fixed rate of 13.5% commencing November 15, 2001. The outstanding principal balance of the Amended Subordinated Debt Issuance shall be increased on a quarterly basis at the remaining 4.5% fixed rate (the “PIK Amount”). All of the PIK Amounts are due on the fifth anniversary of the Amended Subordinated Debt Issuance. As of March 31, 2003, the outstanding Amended Subordinated Debt Issuance including the PIK Amounts was $42.6 million.

The Senior Credit Agreement, among other provisions, contains financial covenants requiring the maintenance of specific ratios and levels of financial position, restricts the incurrence of additional debt, and the sale of assets, and permits acquisitions only with the consent of the lenders. The Company was in full compliance with all provisions of the Senior Credit Agreement as of March 31, 2003.

The Company has deferred tax assets aggregating $35.0 million and deferred tax liabilities of $5.7 million as of March 31, 2003, as determined in accordance with SFAS 109. Management believes that the Company’s deferred tax assets will be realized through the reversal of existing temporary differences between the financial statement and tax basis, as well as through future taxable income.

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

Goodwill and Other Intangible Assets:

Prior to January 1, 2002, the Company recorded goodwill related to the excess of acquisition cost over the fair value of net assets acquired and amortized the goodwill on a straight-line basis over twenty-five to forty years. The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” and accordingly, goodwill is no longer amortized, but is reviewed periodically for impairment. Other intangible assets arising principally from acquisitions are amortized on a straight-line basis over periods ranging from three to twenty-five years.

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

Shipping and Handling

The costs incurred to ship product to customers, including freight and handling expenses, are included in selling, general and administrative expenses on the Company’s Statements of Operations. For the three months ended March 31, 2003 and 2002, shipping and handling costs included in selling, general and administrative were $3,482 and $2,936, respectively.

Research and Development:

The Company incurs research and development costs in connection with improvements to the key duplicating and engraving machines. For the three months ended March 31, 2003 and 2002, research and development expenses, consisting primarily of internal wages and benefits, were $293 and $360, respectively.

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

Comprehensive Income (Loss):

The components of comprehensive income (loss) for the three month periods ended March 31, 2003 and 2002 were as follows:

	Three Months Ended
	March 31
	2003	2002

Net loss	$(4,041)	$(1,262)
Foreign currency translation adjustment	(36)	—

Comprehensive loss	$(4,077)	$(1,262)

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

Forward Looking Statements

Certain disclosures related to acquisitions and divestitures, refinancing, capital expenditures, resolution of pending litigation and realization of deferred tax assets contained in this report involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements on our current expectations, assumptions and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Actual results could differ materially from those currently anticipated as a result of a number of factors, including the risks and uncertainties discussed under captions “Risk Factors” set forth in Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements.

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

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to the impact of interest rate changes as borrowings under the senior credit facility bear interest at variable interest rates. It is Hillman’s policy to enter into interest rate transactions only to the extent considered necessary to meet objectives. On March 31, 2002, the Company entered into an interest rate cap agreement on a notional amount of $26.6 million of senior term debt. The interest rate cap agreement, which expires September 30, 2004, caps the LIBOR interest rate at 6% plus the senior credit facility LIBOR margin of between 3.25% and 3.75%. Based on Hillman’s exposure to variable rate borrowings at March 31, 2003, a one percent (1%) change in the weighted average interest rate would change the annual interest expense by approximately $1.0 million.

The Company is exposed to foreign exchange rate changes of the Canadian currency as it impacts the $0.4 million net asset value of its Canadian subsidiary, The Hillman Group Canada, Ltd., as of March 31, 2003. Management considers the Company’s exposure to foreign currency translation gains or losses to be minimal.

Item 4.

Controls and Procedures

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

2.1	Unit Repurchase Agreement by and among The Hillman Companies, Inc., SunSub Holdings LLC and GC-Sun Holdings, L.P. dated April 13, 2002. (15) (Exhibit 10.2)

2.2	Asset Purchase Agreement between Fastenal Company and The Hillman Group, Inc. dated October 3, 2002. (16) (Exhibit 10.3)

2.3	Agreement and Plan of Merger dated as of June 18, 2001 by and among Allied Capital Corporation, Allied Capital Lock Acquisition Corporation and SunSource Inc. (10) (Exhibit 2.1)

2.4	Asset Purchase Agreement dated September 28, 2001, by and between SunSource Technology Services, LLC, and STS Operating, Inc. (12) (Exhibit 2.1)

2.5	Amended and Restated Agreement and Plan of Merger dated as of April 7, 2000 among SunSource Inc., The Hillman Group, Inc., the Hillman Group Acquisition Corp., Axxess Technologies, Inc., and certain security holders of Axxess (6) (Exhibit 2.1)

2.6	Asset Purchase Agreement dated as of April 12, 2000, among VVP America, Inc., VVP America Acquisition, L.L.C., SunSource Inc., SunSource Investment Company, Inc., Harding Glass, Inc., and SunSub A Inc. (6) (Exhibit 2.2)

2.7	Contribution Agreement by and among SunSource Inc., SunSource Industrial Services Company, Inc., KAR Products Inc., A & H Holding Company, Inc., SunSource Canada Investment Company, A. & H. Bolt & Nut Company Limited and GC-Sun Holdings, L.P. dated as of February 10, 2000. (5) (Exhibit 2.1)

2.8	Amendment No. 1 to Contribution Agreement by and among SunSource Inc., SunSource Industrial Services Company, Inc., Kar Products LLC (as successor by merger to Kar Products, Inc.), A&H Holding Company, Inc., SunSource Canada Investment Company, A. & H. Bolt & Nut Company Limited and GC-Sun Holdings, L.P. dated as of March 2, 2000. (5) (Exhibit 2.2)

3.1	Amended and Restated bylaws as adopted by the Corporation’s stockholders as of September 26, 2001 (13) (Exhibit 3.1)

3.2	Amended and Restated Certificate of Incorporation of the Company. (3) (Exhibit 3.1)

3.3	Amendment to Amended and Restated Certificate of Incorporation of the Company. (17) (Exhibit 3.3)

4.1	Form of Stockholders Agreement (11) (Exhibit d5)

4.2	Amended and Restated Declaration of Trust (3) (Exhibit 4.1)

4.3	Indenture between the Company and the Bank of New York (3) (Exhibit 4.2)

4.4	Preferred Securities Guarantee (3) (Exhibit 4.3)

4.5	Rights Agreement between the Company and the Registrar and Transfer Company (3) (Exhibit 10.5)

10.1	Credit Agreement dated as of September 28, 2001, by and among The Hillman Group, Inc., as Borrower and Heller Financial, Inc., as Agent, an Issuing Lender and a Lender and Antares Capital Corporation, General Electric Capital Corporation and Madison Capital Funding LLC each as a Co-Agent and the other financial institutions party hereto as lenders. (13) (Exhibit 10.1)

10.2	Consent and First Amendment to the Credit Agreement dated as of September 28, 2001, by and among The Hillman Group, Inc. as Borrower and Heller Financial, Inc. as Agent, an Issuing Lender and a Lender and Antares Capital Corporation, General Electric Capital Corporation and Madison Capital Funding, LLC, each as Co-Agent and the other financial institutions party hereto as lenders. (14) (Exhibit 10.1)

10.3	Consent and Second Amendment to the Credit Agreement dated as of September 28, 2001, by and among The Hillman Group, Inc. as Borrower and Heller Financial, Inc. as Agent, an Issuing Lender and a Lender and Antares Capital Corporation, General Electric Capital Corporation and Madison Capital Funding, LLC, each as Co-Agent and the other financial institutions party hereto as lenders. (18) (Exhibit 10.3)

10.4	Third Amendment to the Credit Agreement dated as of September 28, 2001, by and among The Hillman Group, Inc. as Borrower and Heller Financial, Inc. as Agent, an Issuing Lender and a Lender and Antares Capital Corporation, General Electric Capital Corporation and Madison Capital Funding, LLC, each as Co-Agent and the other financial institutions party hereto as lenders. (18) (Exhibit 10.4)

10.5	First Amended and Restated Investment Agreement by and among SunSource Inc., SunSource Investment Company, Inc., The Hillman Group, Inc., and Allied Capital Corporation dated September 28, 2001. (13) (Exhibit 10.2)

10.6	SunSource Inc. 2001 Stock Incentive Plan. (13) (Exhibit 10.3)

10.7	Termination Agreement dated as of June 18, 2001 by and among SunSource, Lehman Brothers, Donald T. Marshall, John P. McDonnell, Norman V. Edmonson, Harold Cornelius, Max W. Hillman, Joseph P. Corvino and the respective S corporations of Marshall, McDonnell, Edmonson, Cornelius, Hillman and Corvino. (11) (Exhibit d6)

10.8	Employment Agreement by and between SunSource Inc. and Maurice P. Andrien, Jr. entered into June 18, 2001. (11) (Exhibit e1)

10.9	Employment Agreement by and between SunSource Inc. and Stephen W. Miller entered into June 18, 2001 (11) (Exhibit e2)

10.10	Employment Agreement by and between SunSource Inc. and Joseph M. Corvino entered into June 18, 2001. (13) (Exhibit 10.7)

10.11	Employment Agreement by and between SunSource Inc. and Max. W. Hillman entered into June 18, 2001. (13) (Exhibit 10.8)

10.12	SunSource Inc. Nonqualified Deferred Compensation Plan dated as of August 1, 2000. (9) (Exhibit 10.1)

10.13	Investment Agreement entered into as of December 28, 2000 by and among SunSource Technology Services, Inc., SunSource Investment Company, Inc., SunSub A, Inc., the Hillman Group, Inc., Axxess Technologies, Inc., SunSource Corporate Group, Inc., SunSource Industrial Services, Inc., SunSource inventory Management Company, Inc., A&H Holding Co., SunSub C, Inc., SunSub Holdings, L.L.C. and Allied Capital Corporation. (9) (Exhibit 10.8)

10.14	1998 Equity Compensation Plan-Amendment to Nonqualified Stock Option Grant dated as of January 26, 2000. (8) (Exhibit 10.1)

10.15	1998 Equity Compensation Plan — Restricted Stock Grant dated as of January 26, 2000. (8) (Exhibit 10.2)

10.16	SunSource Inc. 1998 Equity Compensation Plan (1) (Exhibit 10.1)

10.17	SunSource Inc. Stock Compensation Plan for Non-Employee Directors (1) (Exhibit 10.2)

21.1	Subsidiaries (As of December 31, 2002) (18) (Exhibit 21.1)

99.1	* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to Quarterly Report on Form 10-Q for the Quarter ended March 31, 1998.

(2)	Filed as an exhibit to Registration Statement No. 333-19077 on Form S-4.

(3)	Filed as an exhibit to Registration Statement No. 333-44733 on Form S-2.

(4)	Filed on March 31, 1994, as an exhibit to Annual Report on Form 10-K for the year ended December 31, 1993.

(5)	Filed on March 17, 2000 as an exhibit to Current Report on Form 8-K.

(6)	Filed on April 24, 2000 as an exhibit to Current Report on Form 8-K.

(7)	Filed on May 11, 2000 as Item 7 to Current Report on Amendment No. 1 to Form 8-K originally filed on April 24, 2000.

(8)	Filed on March 30, 2000 as an exhibit to Annual Report on Form 10-K for the year ended December 31, 1999.

(9)	Filed on April 2, 2001 as an exhibit to Annual Report on form 10-K for the year ended December 31, 2000.

(10)	Filed on June 21, 2001 as an exhibit to the Current Report on form 8-K filed on June 21, 2001.

(11)	Filed as an exhibit to Schedule 13E-3 filed on July 11, 2001, as amended.

(12)	Filed as an exhibit to the Current Report on Form 8-K filed on October 15, 2001.

(13)	Filed as an exhibit to Quarterly Report on form 10-Q for the Quarter ended September 30, 2001.

(14)	Filed as an exhibit to Quarterly Report on form 10-Q for the Quarter ended March 31, 2002.

(15)	Filed as an exhibit to Quarterly Report on form 10-Q for the Quarter ended June 30, 2002.

(16)	Filed as an exhibit to the Current Report on Form 8-K filed on October 4, 2002.

(17)	Filed on April 1, 2002 as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2001.

(18)	Filed on March 27, 2003 as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2002.

*	Filed herewith.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HILLMAN COMPANIES, INC.

/s/ James P. Waters	/s/ Harold J. Wilder

James P. Waters	Harold J. Wilder
Vice President — Finance	Controller
(Chief Financial Officer)	(Chief Accounting Officer)

DATE: May 14, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Max W. Hillman, Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of The Hillman Companies, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 5/14/03

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 5/14/03

/s/ James P. Waters James P. Waters Chief Financial Officer