Form 10-Q
period 2003-06-30
HILLMAN COMPANIES INC
filed 2003-08-14
CIK 1029831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

     YES                 NO   X

On August 14, 2003 there were 7,118,665 Common Shares issued and outstanding by the Registrant and 4,217,724 Trust Preferred Securities issued and outstanding by the Hillman Group Capital Trust. The Trust Preferred Securities trade on the American Stock Exchange under symbol HLM.Pr.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION	PAGE(S)

Item 1. Consolidated Financial Statements

Consolidated Balance Sheets as of June 30, 2003 (Unaudited) and December 31, 2002	3

Consolidated Statements of Operations for the Three Months ended June 30, 2003 and 2002 (Unaudited)	4

Consolidated Statements of Operations for the Six Months ended June 30, 2003 and 2002 (Unaudited)	5

Consolidated Statements of Cash Flows for the Six Months ended June 30, 2003 and 2002 (Unaudited)	6

Notes to Consolidated Financial Statements (Unaudited)	7-13

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations	14-24

Item 3. Quantitative and Qualitative Disclosures about Market Risk	25

Item 4. Controls and Procedures	25

PART II. OTHER INFORMATION	26

SIGNATURES	27

Item 1.	THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 30,
	2003	December 31,
ASSETS	(Unaudited)	2002

Current assets:
Cash and cash equivalents	$969	$2,768
Restricted investments	948	1,142
Accounts receivable, net	45,890	31,855
Inventories	63,278	59,783
Deferred income taxes	10,874	10,911
Other current assets	3,924	3,249

Total current assets	125,883	109,708
Property and equipment, net	67,554	68,596
Goodwill	135,534	132,677
Other intangibles, net	10,326	11,068
Deferred income taxes	22,997	21,638
Restricted investments	5,724	5,923
Note receivable	5,000	11,258
Deferred financing fees, net	6,482	5,774
Other assets	1,312	2,212

Total assets	$380,812	$368,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,706	$20,373
Current portion of senior term loans	9,268	9,268
Current portion of capitalized lease obligations	55	55
Accrued expenses:
Salaries and wages	3,179	5,523
Pricing allowances	5,251	6,118
Acquisition related costs	6,225	3,395
Income and other taxes	1,556	1,329
Deferred compensation	948	1,142
Other accrued expenses	10,783	12,797

Total current liabilities	58,971	60,000
Long term senior term loans	55,924	60,559
Bank revolving credit	53,274	34,532
Long term capitalized lease obligations	168	194
Long term unsecured subordinated notes to related party	43,066	42,108
Deferred compensation	5,724	5,923
Deferred income tax liability	5,715	5,660
Other non-current liabilities	5,602	5,258

Total liabilities	228,444	214,234

Guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	102,299	102,234

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par, 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par, 20,000,000 shares authorized, 7,118,665 issued and outstanding	71	71
Additional paid-in capital	52,310	52,310
Accumulated deficit	(2,217)	—
Accumulated other comprehensive (loss) income	(95)	5

Total stockholders’ equity	50,069	52,386

Total liabilities and stockholders’ equity	$380,812	$368,854

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
FOR THE THREE MONTHS ENDED,
(dollars in thousands)

	June 30,	June 30,
	2003	2002

Net sales	$84,263	$75,778
Cost of sales	38,290	34,018

Gross profit	45,973	41,760

Operating expenses:
Selling, general and administrative expenses	30,989	28,200
Depreciation	3,496	2,622
Amortization	372	373
Management fee to related party	450	450

Total operating expenses	35,307	31,645

Other income, net	131	1,410

Income from operations	10,797	11,525

Interest expense, net	3,920	3,321
Distributions on guaranteed preferred beneficial interests	3,058	3,057
Write-down of note receivable	600	—

Income before income taxes	3,219	5,147

Income tax provision	1,395	2,047

Net income	$1,824	$3,100

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
FOR THE SIX MONTHS ENDED,
(dollars in thousands)

	June 30,	June 30,
	2003	2002

Net sales	$154,252	$139,203
Cost of sales	69,954	62,493

Gross profit	84,298	76,710

Operating expenses:
Selling, general and administrative expenses	59,189	54,749
Depreciation	6,963	5,705
Amortization	743	743
Management fee to related party	900	900

Total operating expenses	67,795	62,097

Other income, net	184	1,462

Income from operations	16,687	16,075

Interest expense, net	7,555	6,771
Distributions on guaranteed preferred beneficial interests	6,116	6,114
Write-down of note receivable	6,257	—

(Loss) income before income taxes	(3,241)	3,190

Income tax (benefit) provision	(1,024)	1,352

Net (loss) income	$(2,217)	$1,838

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE SIX MONTHS ENDED,
(dollars in thousands)

	June 30,	June 30,
	2003	2002

Cash flows from operating activities:
Net (loss) income	$(2,217)	$1,838
Adjustments to reconcile net (loss) income to net cash (used for) provided by operating activities:
Depreciation and amortization	7,706	6,448
Deferred income tax (benefit)	(1,266)	1,352
PIK interest on unsecured subordinated notes	958	916
Write-down of note receivable	6,257	—
Changes in current operating items:
Increase in accounts receivable	(14,035)	(12,127)
(Increase) decrease in inventories	(3,495)	3,919
(Increase) decrease in other current assets	(213)	2,370
Increase in accounts payable	1,333	3,259
Decrease in other accrued liabilities	(4,902)	(1,642)
Other items, net	1,040	(738)

Net cash (used for) provided by operating activities	(8,834)	5,595

Cash flows from investing activities:
Proceeds from sale of property and equipment	20	104
Capital expenditures	(5,890)	(10,737)
R&B acquisition	—	(6,225)
Other, net	261	393

Net cash used for investing activities	(5,609)	(16,465)

Cash flows from financing activities:
(Repayments) borrowings of senior term loans	(4,635)	13,250
Borrowings (repayments) of revolving credit loans, net	18,742	(1,715)
Principal payments under capitalized lease obligations	(26)	(47)
Financing fees, net	(1,437)	(717)

Net cash provided by financing activities	12,644	10,771

Net decrease in cash and cash equivalents	(1,799)	(99)
Cash and cash equivalents at beginning of period	2,768	2,059

Cash and cash equivalents at end of period	$969	$1,960

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

The accompanying unaudited consolidated financial statements present information in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. Management believes the financial statements include all normal recurring accrual adjustments necessary for a fair presentation. Operating results for the three and six months ended June 30, 2003 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report filed on Form 10-K for the year ended December 31, 2002.

Other Intangible Assets

Intangible assets subject to amortization consisted of the following as of June 30, 2003:

	Carrying	Accumulated
	Amount	Amortization

Trademarks	$6,500	$845
Patents	6,700	2,722
Proprietary software	1,000	406
Non-compete agreements	1,250	1,151

	$15,450	$5,124

Amortization expense for intangible assets for the three and six months ended June 30, 2003 was $372 and $743, respectively. Amortization expense for the next five years is estimated to be as follows:

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

Restricted Investments:

Restricted investments represent assets held in a Rabbi Trust to fund deferred compensation liabilities due to certain Company employees.

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

Retirement Benefits:

Certain employees of the Company are covered under a profit-sharing and retirement savings plan (the “plan”). The plan provides for a matching contribution for eligible employees of 50% of each dollar contributed by the employee up to 6% of employee’s compensation. In addition, the plan provides an annual contribution in amounts authorized by the Board, subject to the terms and conditions of the plan.

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

Shipping and Handling:

The costs incurred to ship product to customers, including freight and handling expenses, are included in selling, general and administrative (“SG&A”) expenses on the Company’s Statements of Operations. For the three months ended June 30, 2003 and 2002, shipping and handling costs included in SG&A were $4,297 and $3,740, respectively. For the six months ended June 30, 2003 and 2002, shipping and handling costs included in SG&A were $7,861 and $6,676, respectively.

Research and Development:

The Company incurs research and development costs in connection with improvements to the key duplicating and engraving machines. For the three months ended June 30, 2003 and 2002, research and development expenses, consisting primarily of internal wages and benefits, were $431 and $394, respectively. For the six months ended June 30, 2003 and 2002, research and development expenses were $724 and $754, respectively.

Translation of Foreign Currencies:

The translation of the Company’s Canadian foreign currency based financial statements into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period.

Comprehensive Income (Loss):

The components of comprehensive income (loss) for the three and six months ended June 30, 2003 and 2002 were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2003	2002	2003	2002

Net income (loss)	$1,824	$3,100	$(2,217)	$1,838
Foreign currency translation adjustment	(64)	—	(100)	—

Comprehensive income (loss)	$1,760	$3,100	$(2,317)	$1,838

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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

3. Acquisitions:

On May 1, 2002, the Company purchased certain assets of the Lowe’s specialty fastener business from R&B, Inc. for cash consideration of $6,207. On October 3, 2002, the Company purchased the net assets of the DIY division (“DIY”) of the Fastenal Company for cash consideration of $15,218. The following disclosures indicate the Company’s estimate of pro forma financial results for the three and six month periods ended June 30, 2002 had the acquisitions of the Lowe’s specialty fastener business and the DIY business been consummated on January 1, 2002:

	Three months ended	Six months ended
	June 30, 2002	June 30, 2002

Net sales	$81,743	$151,752
Net income	$3,301	$2,307

In connection with the DIY acquisition, the Company developed an overall integration plan that included the elimination of redundant headcount and facilities. In accordance with ETIF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” the Company accrued approximately $3,400 of estimated costs related to the integration plan in the fourth quarter of 2002. The estimated costs consisted of approximately $1,500 of fixed asset disposals, $900 of facilities costs, $500 of moving expenses and $500 for planned workforce reductions. The integration is expected to be implemented beginning in the fourth quarter of 2003 and be substantially completed by the end of the first quarter of 2004.

Additional reserves have been established in the second quarter of 2003 for costs associated with the integration of the DIY acquisition. Additional costs include severance of $207, inventory valuation adjustments of $1,200, and customer conversion costs which include product buybacks of $1,450.

The following table provides a rollforward from December 31, 2002 to June 30, 2003 of the remaining liabilities and acquisition related charges recorded by the Company:

			Inventory
	Severence &	Facility	Revaluation/	Fixed Asset	Customer
	Related Costs	Lease	Relocation	Disposal	Conversions	Total

Balances at December 31, 2002	$495	$900	$500	$1,500	$—	$3,395

Additions	—	—	—	—	—	—
Payments	(13)	—	—	—	—	(13)

Balances at March 31, 2003	482	900	500	1,500	—	3,382

Additions	207	—	1,200	—	1,450	2,857
Payments	(14)	—	—	—	—	(14)

Balances at June 30, 2003	$675	$900	$1,700	$1,500	$1,450	$6,225

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

4. Contingencies:

Under the Company’s insurance programs, commercial umbrella coverage is obtained for catastrophic exposure and aggregate losses in excess of normal claims. Beginning in 1991, the Company has retained risk on certain expected losses from both asserted and unasserted claims related to worker’s compensation, general liability and automobile as well as the health benefits of certain employees. Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claim data and certain actuarial assumptions. As of June 30, 2003, the Company has provided insurers letters of credit aggregating $3,857 related to certain insurance programs.

Legal proceedings are pending which are either in the ordinary course of business or incidental to the Company’s business. Those legal proceedings incidental to the business of the Company are generally not covered by insurance or other indemnity. In the opinion of management, the ultimate resolution of the pending litigation matters should not have a material adverse effect on the consolidated financial position, operations or cash flows of the Company.

5. Related Party Transactions:

On September 26, 2001, the Company was acquired by Allied Capital pursuant to the terms and conditions of an Agreement and Plan of Merger dated as of June 18, 2001. In connection with the Merger Transaction, the Company is obligated to pay management fees to a subsidiary of Allied Capital for management services rendered in the amount of $1,800 for calendar years subsequent to 2001. The Company has recorded a management fee charge of $450 for the three months and $900 for the six months ended June 30, 2003 and 2002. Payment of management fees are due annually after delivery of the Company’s annual audited financial statements to the Board of Directors of the Company. The management fee for the year ended December 31, 2002 was paid in April 2003.

The Company incurs interest expense to Allied Capital on the subordinated debt at a fixed rate of 18.0% per annum. Cash interest payments are required on a quarterly basis at a fixed rate of 13.5% with the remaining 4.5% fixed rate (the “PIK Amount”) being added to the principal balance. As of June 30, 2003, the outstanding subordinated debt including the PIK amounts was $43,066.

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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

6. Recent Accounting Pronouncements (continued):

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities” (an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”). FIN No. 46 addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. FIN No. 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003 and to variable entities in which an enterprise obtains an interest after that date. The Company has a wholly-owned consolidated subsidiary trust which is the issuer of the Trust Preferred Securities. Pursuant to FIN No. 46, it could be determined that (i) the Trust is a variable entity and (ii) the Company is not the primary beneficiary of the Trust. If such determinations are made, the Company will be required to de-consolidate the Trust, effective July 1, 2003.

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

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost as defined in EITF Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. Under SFAS No. 146, an entity may not restate its previously issued financial statements and the new statement grandfathers the accounting for liabilities that an entity had previously recorded under EITF Issue 94-3. The Company adopted the provisions of SFAS No. 146 effective January 1, 2003. The adoption of SFAS No. 146 did not have an impact on the Company’s consolidated financial position, results of operations, or cash flows.

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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

6. Recent Accounting Pronouncements (continued):

In May 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have an impact on the Company’s consolidated financial position, results of operations, or cash flows.

In May 2003, the FASB issued SFAS No. 150,“Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The statement requires that an issuer classify financial instruments that are within its scope as a liability. Many of those instruments were classified as equity under previous guidance. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The Company does not expect the adoption of SFAS 150 to have a material impact on its financial position or results of operations. The adoption of SFAS 150 by the Company is scheduled for the third fiscal quarter beginning July 1, 2003. Pursuant to the SFAS 150 guidelines, the Company will present its Guaranteed preferred beneficial interests in the Company’s junior subordinated debentures in the long term liabilities section of its balance sheet rather than between its total liabilities and equity sections.

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

In February 2003, G-C sold the assets of its largest operating division, Kar Products. The proceeds of the sale were primarily used to pay down G-C’s senior creditors. Following the sale of Kar Products, the Company estimated the enterprise value of G-C based on the cash flows and book value of the remaining operating division. The excess of the estimated enterprise value less debt obligations senior to the G-C note were determined to be insufficient to support the value of the G-C note. Accordingly, the Company recorded a $5,657 charge to income in the first quarter of 2003 to write-down the face value of the note and accrued interest thereon to its estimated fair value. The Company recorded an additional $600 charge to income in the second quarter of 2003 to write-down the note to its estimated fair value.

8. Financing Fees:

On September 28, 2001, the Company entered into a $105,000 senior secured credit facility (the “Credit Agreement”) consisting of $50,000 revolving credit (the “Revolver”), a $20,000 term loan (the “Term Loan A”), and a $35,000 term loan (the “Term Loan B”). This Credit Agreement has a five-year term for the Revolver and Term Loan A and a seven-year term for Term Loan B.

On May 1, 2002 the Credit Agreement was amended to provide an additional $10,000 of availability under the revolving credit facility and to increase Term Loan A by $15,000. Proceeds were used to fund the expansion and automation of the Company's Cincinnati distribution center and to purchase certain assets of the Lowe's specialty fastener business from R&B, Inc.

On December 23, 2002 the Credit Agreement was amended to provide an additional $4,780 of availability under the revolving credit agreement and to increase Term Loan A by $2,500 and Term Loan B by $2,720. The proceeds were used to fund the previously completed acquisition of the DIY Business.

In May 2003, the Company made additional payments in the amount of $1,420 in connection with the Company’s 2001 Credit Agreement. The payments were capitalized as deferred financing fees and are being amortized over the remaining term of the Revolver, Term Loan A and Term Loan B.

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

On December 23, 2002, the Credit Agreement was amended to provide an additional $4.8 million of availability under the revolving credit agreement and to increase the term loans by $5.2 million. As of June 30, 2003, the outstanding balance of the term loans aggregated $65.2 million.

Acquisitions

On May 1, 2002, the Company purchased certain assets of the Lowe’s specialty fastener business from R&B, Inc. for cash consideration of $6,207. On October 3, 2002, the Company purchased the net assets of the DIY division (“DIY”) of the Fastenal Company for cash consideration of $15,218.

Results of Operations

Three Months Ended June 30, 2003 and 2002

Net sales increased $8.5 million or 11.2% in the second quarter of 2003 to $84.3 million from $75.8 million in 2002. Sales to national accounts represented $3.4 million of the $8.5 million total sales increase in the second quarter primarily as a result of increased fastener sales to Lowe’s and increased keys and letters, numbers, and signs (“LNS”) sales to Home Depot. In October 2002, Hillman acquired the DIY division (“DIY”) of the Fastenal Company which contributed fastener related sales of $4.3 million in the second quarter of 2003. Other sales, including regional accounts and engraving products were up $1.8 million compared to the second quarter of 2002. In addition, franchise and independent (“F&I”) accounts decreased $1.0 million from the comparable period in 2002. The F&I accounts are typically individual hardware dealers who are members of larger cooperatives, such as TruServ, Ace, and Do-It-Best.

The Hillman Group’s gross profit was 54.6% in the second quarter of 2003 compared to 55.1% in the second quarter of 2002. The margin rate decrease from the prior year was the result of lower margins on the newly acquired DIY business.

The Company’s consolidated selling, general and administrative expenses (“S,G&A”) increased $2.8 million or 9.9% from $28.2 million in the second quarter of 2002 to $31.0 million in the second quarter of 2003. Selling expenses decreased $0.1 million or 0.7% primarily as a result of a reduction in the amount of travel and marketing costs. Warehouse and delivery expenses increased $1.9 million or 22.1% primarily as a result of increased freight and labor of $0.9 million on increased sales volume and labor and other costs of $0.5 million related to start up of the new distribution facility in 2003. The start up costs associated with the new distribution facility moderated in the second quarter and management expects these costs to be eliminated by the end of the third quarter of 2003. General and administrative expenses increased by $0.9 million or 16.4% primarily as a result of a sharp increase in the Company’s medical claims cost. The Company expensed $1.2 million of claims paid under the Company's group medical insurance plan, which involved claims by an employee for medical services performed at the end of 2002. Management does not anticipate further medical expense of a material amount in connection with these claims.

Total S,G&A expenses in the second quarter of 2003 expressed as a percentage of sales compared with the second quarter of 2002 are as follows:

	Three Months ended June 30,
As of a % of Sales	2003	2002
Selling Expenses	16.7%	18.6%
Warehouse and Delivery Expenses	12.5%	11.4%
General and Administrative Expenses	7.6%	7.2%

Total S,G&A Expenses	36.8%	37.2%

Income from operations for the second quarter of 2003 was $10.8 million compared with $11.5 million for the same prior-year period, representing a decrease of 6.1%.

The Company’s consolidated operating profit margin (income from operations as a percentage of sales) decreased to 12.8% in the second quarter of 2003 compared with 15.2% in 2002. The operating profit margin decrease was the result of the decrease in gross profit, decrease in other income, and the increase in depreciation expense expressed as a percentage of sales. The gross profit rate decrease from the prior year was the result of lower margins on the newly acquired DIY business. Other income was sharply reduced in the second quarter of 2003 as a result of the $1.2 million gain on termination of the STS pension plan recorded in the prior year. The increase in depreciation expense for the second quarter of 2003 compared to the prior year period was due to the increase in depreciable fixed assets for the new distribution facility placed into service in January 2003 and increased key machine placements.

Depreciation expense increased $0.9 million to $3.5 million in the second quarter of 2003 from $2.6 million in the same quarter of 2002.

Amortization expense of $0.4 million in the second quarter of 2003 was equal to the amortization in the same quarter of 2002.

The Company has recorded a management fee charge of $0.45 million for the second quarter of 2003 and 2002, respectively. The Company is obligated to pay management fees to a subsidiary of Allied Capital for management services rendered in the amount of $1.8 million for calendar years subsequent to 2001. The payment of management fees is due annually after delivery of the Company’s annual audited financial statements to the Board of Directors of the Company. The management fee for the year ended December 31, 2002 was paid in April, 2003.

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

In February 2003, G-C sold the assets of its largest operating division, Kar Products. The proceeds of the sale were primarily used to pay down G-C’s senior creditors. Following the sale of Kar Products, the Company estimated the enterprise value of G-C based on the cash flows and book value of the remaining operating division. The excess of the estimated enterprise value less debt obligations senior to the G-C note were determined to be insufficient to support the value of the G-C note. Accordingly, the Company recorded a $5.7 million charge to income in the first quarter of 2003 to write-down the face value of the note and accrued interest thereon to its estimated fair value. The Company recorded a $0.6 million charge to income in the second quarter of 2003 to write-down the note to its estimated fair value of $5.0 million.

Interest expense, net of interest income, increased $0.6 million to $3.9 million in the second quarter of 2003 from $3.3 million in the same period of 2002. The interest expense increase was the result of additional borrowings used to finance the expansion and automation of the Company’s distribution facility and to purchase two business acquisitions made in 2002. A reduction in interest income of $0.3 million resulted from the suspension of interest income on the subordinated note received from G-C.

The Company pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.2 million per annum in the aggregate. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. For the three months ended June 30, 2003 and 2002, the Company paid $3.1 million in interest on the Junior Subordinated Debentures, equivalent to the amounts distributed by the Trust on the Trust Preferred Securities.

The Company is subject to federal, state and local income taxes on its domestic operations and foreign income taxes on its Canadian operation as accounted for in accordance with Statement of Financial Accounting Standard (SFAS) No. 109, “Accounting for Income Taxes.” Deferred income taxes represent differences between the financial statement and tax basis of assets and liabilities as classified on the Company’s balance sheet. The Company recorded a tax provision for income taxes of $1.4 million on pre-tax income of $3.2 million in the second quarter of 2003. The effective tax rate in the second quarter of 2003 was 43.3% compared to 39.8% in the second quarter of 2002. The change in the effective tax rate was due to a decrease in the net income of the Company and a change in permanent tax items.

Six Months Ended June 30, 2003 and 2002

Net sales increased $15.0 million or 10.8% in the first half of 2003 to $154.3 million from $139.3 million in 2002. Sales to national accounts represented $6.5 million of the $15.0 million total sales increase in the first half primarily as a result of increased fastener sales to Lowe’s and increased keys and letters, numbers, and signs (“LNS”) sales to Home Depot. In October 2002, Hillman acquired the DIY division (“DIY”) of the Fastenal Company which contributed fastener related sales of $8.6 million in the first half of 2003. Other sales, including regional accounts and engraving products were up $2.6 million compared to the first half of 2002. Franchise and independent (“F&I”) accounts decreased $2.7 million from the comparable period in 2002. The F&I accounts are typically individual hardware dealers who are members of larger cooperatives, such as TruServ, Ace, and Do-It-Best. The F&I business decline was primarily the result of the unseasonal weather conditions, consumer uncertainties related to the war in Iraq and unfavorable economic conditions.

The Hillman Group’s gross profit was 54.6% in the first half of 2003 compared to 55.1% in the first half of 2002. The margin rate decrease from the prior year was the result of lower margins on the newly acquired DIY business.

The Company’s consolidated selling, general and administrative expenses (“S,G&A”) increased $4.5 million or 8.2% from $54.7 million in the first half of 2002 to $59.2 million in the first half of 2003. Selling expenses decreased $0.2 million or 0.7% primarily as a result of a reduction in the amount of opening and servicing costs at new national account stores. Warehouse and delivery expenses increased $4.1 million or 26.1% primarily as a result of increased freight and labor of $2.0 million on increased sales volume and labor and other costs of $1.3 million related to start up of the new distribution facility in 2003. The start up costs associated with the new distribution facility moderated in the second quarter and management expects these costs to be eliminated by the end of the third quarter of 2003. General and administrative expenses increased by $0.6 million or 5.6% primarily as a result of an increase in the Company’s medical claims cost which was partially offset by a reduction in corporate overhead costs following elimination of the Philadelphia corporate office in May 2002. Medical expenses for the first half of 2003 include $1.2 million of claims paid under the Company's group medical insurance plan, which involved claims by an employee for medical services performed at the end of 2002. Management does not anticipate further medical expense of a material amount in connection with these claims.

Total S,G&A expenses in the first half of 2003 expressed as a percentage of sales compared with the first half of 2002 are as follows:

	Six Months ended June 30,
As of a % of Sales	2003	2002
Selling Expenses	18.2%	20.3%
Warehouse and Delivery Expenses	12.8%	11.3%
General and Administrative Expenses	7.4%	7.7%

Total S,G&A Expenses	38.4%	39.3%

Income from operations for the first half of 2003 was $16.7 million compared with $16.1 million for the same prior-year period, representing an increase of 3.7%.

The Company’s consolidated operating profit margin (income from operations as a percentage of sales) was 10.8% in the first half of 2003 compared with 11.5% in 2002. The operating profit margin reduction was due primarily to the decrease in gross profit and the increase in depreciation expense expressed as a percentage of sales. In addition, the favorable effect of a reduction in S,G&A expenses as a percentage of sales was offset by a corresponding decrease in other income compared to the prior year. The gross profit rate decrease from the prior year was the result of lower margins on the newly acquired DIY business. The increase in depreciation expense for the first half of 2003 compared to the prior year period was due to the increase in depreciable fixed assets for the new distribution facility placed into service in

January 2003 and increased key machine placements. The smaller S,G&A expense of a percentage of sales in 2003 was due to a reduction in costs associated with promotional marketing materials and corporate overhead expenses. Other income was sharply reduced in the first six months of 2003 as a result of the $1.2 million gain on termination of the STS pension plan recorded in the prior year.

Depreciation expense increased $1.3 million to $7.0 million in the first half of 2003 from $5.7 million in the same period of 2002.

Amortization expense of $0.7 million in the first half of 2003 was equal to the amortization in the same period of 2002.

The Company has recorded a management fee charge of $0.9 million for the first half of 2003 and 2002, respectively. The Company is obligated to pay management fees to a subsidiary of Allied Capital for management services rendered in the amount of $1.8 million for calendar years subsequent to 2001. The payment of management fees is due annually after delivery of the Company’s annual audited financial statements to the Board of Directors of the Company. The management fee for the year ended December 31, 2002 was paid in April, 2003.

In February 2003, G-C sold the assets of its largest operating division, Kar Products. The proceeds of the sale were primarily used to pay down G-C’s senior creditors. Following the sale of Kar Products, the Company estimated the enterprise value of G-C based on the cash flows and book value of the remaining operating division. The excess of the estimated enterprise value less debt obligations senior to the G-C note were determined to be insufficient to support the value of the G-C note. Accordingly, the Company recorded a $5.7 million charge to income in the first quarter of 2003 to write-down the face value of the note and accrued interest thereon to its estimated fair value. The Company recorded an additional $0.6 million charge to income in the second quarter of 2003 to write-down the note to its estimated fair value of $5.0 million.

Interest expense, net of interest income, increased $0.8 million to $7.6 million in the first half of 2003 from $6.8 million in the same period of 2002. The increase was primarily the result of additional borrowings to finance the expansion and automation of the Company’s distribution facility, to purchase the Lowe’s specialty fastener business from R&B, Inc. in May 2002, and to purchase the DIY business from Fastenal Company in October 2002. A reduction in interest income of $0.3 million resulted from the suspension of interest income on the subordinated note received from G-C.

The Company pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.2 million per annum in the aggregate. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. For the six months ended June 30, 2003 and 2002, the Company paid $6.1 million in interest on the Junior Subordinated Debentures, equivalent to the amounts distributed by the Trust on the Trust Preferred Securities.

The Company is subject to federal, state and local income taxes on its domestic operations and foreign income taxes on its Canadian operation as accounted for in accordance with Statement of Financial Accounting Standard (SFAS) No. 109, “Accounting for Income Taxes.” Deferred income taxes represent differences between the financial statement and tax basis of assets and liabilities as classified on the Company’s balance sheet. The Company recorded a tax benefit for income taxes of $1.0 million on pre-tax losses of $3.2 million in the first half of 2003. The effective tax rate in the first half of 2003 was 31.6% compared to 42.4% in the first half of 2002. The change in the effective tax rate was due to a decrease in the net income of the Company and a change in permanent tax items.

Cash Flows

The statements of cash flows reflect the changes in cash and cash equivalents for the six months ended June 30, 2003 and 2002 by classifying transactions into three major categories: operating, investing and financing activities.

Operating Activities

The Company’s main source of liquidity is cash generated from operating activities consisting of net earnings from operations adjusted for non-cash operating items such as depreciation and changes in operating assets and liabilities such as receivables, inventories and payables.

Cash used by operating activities for the first six months of 2003 was $8.8 million compared to cash provided of $5.6 million in the same prior year period. The negative net change of $14.4 million in the current six months compared to the same period in 2002 was primarily due to the use of $11.9 million more operating cash to fund the increased inventory, accounts receivable, and other asset requirements. The increased inventory was used to facilitate the transition of sales order volume from the Company’s Tempe facility to the new Cincinnati distribution facility and to support the Company’s increased sales volume. The accounts receivable increase in 2003 compared to 2002 is also a function of higher sales levels. An additional $2.1 million more operating cash was used this year to fund the higher customer pricing allowances earned and accrued in 2002, but paid in 2003. The sales improvement recorded in 2002 produced the increased amount of customer allowances paid in 2003.

Investing Activities

The principal recurring investing activities are property additions primarily for key duplicating machines. Net property additions for the first six months of 2003 were $5.9 million compared to $10.7 million in the comparable prior year period. The decrease in capital expenditures in the first six months of 2003 compared to the prior year period results from a decrease in the amount of expenditures for the automated distribution center which was completed in November 2002 and placed into service in January 2003.

Financing Activities

Net borrowings under the Company’s senior credit facilities of $12.6 million for the six months ended June 30, 2003 increased $1.9 million from the comparable prior year period as a result primarily of cash flow used for operations. See Operating Activities noted above.

Liquidity and Capital Resources

The Company’s working capital position (defined as current assets less current liabilities) of $66.9 million at June 30, 2003 represents an increase of $17.2 million from the December 31, 2002 level of $49.7 million primarily as a result of the seasonal increase in accounts receivable of $14.0 million and inventories of $3.5 million. The Company’s current ratio (defined as current assets divided by current liabilities) increased to 2.13x at June 30, 2003 from 1.83x at December 31, 2002.

The Company’s contractual obligations in thousands of dollars as of June 30, 2003 are summarized below:

	Payments Due

		Less Than	1 to 3	More Than
Contractual Obligations	Total	One Year	Years	3 Years

Guaranteed Preferred Beneficial
Interests in the Company’s Junior
Subordinated Debentures	$105,446	—	—	$105,446
Long Term Senior Term Loans	65,192	$9,268	$18,537	37,387
Bank Revolving Credit Facility	53,274	—	—	53,274
Long Term Unsecured Subordinated Notes	43,066	—	—	43,066
Operating Leases	33,423	6,812	9,947	16,664
Deferrred Compensation Obligations	6,672	948	1,896	3,828
Capital Lease Obligations	223	74	100	49
Other Long Term Obligations	6,964	1,661	2,038	3,265

Total Contractual Cash Obligations	$314,260	$18,763	$32,518	$262,979

All of the obligations noted above are reflected on the Company’s Consolidated Balance Sheet as of June 30, 2003, except for the Operating Leases.

As of June 30, 2003, the Company had $7.6 million available under its secured credit facilities. The Company had approximately $118.7 million of outstanding debt under its secured credit facilities at June 30, 2003, consisting of $65.2 million in term loans, $53.3 million in revolving credit borrowings and $0.2 million in capitalized lease obligations. The term loans consisted of a $36.8 million Term B Loan (the “Term Loan B”) currently at a three (3) month LIBOR rate of 5.00% and a $28.4 million Term A loan (the “Term Loan A”) at a three (3) month LIBOR rate of 4.50%. The revolver borrowings (the “Revolver”) consist of $20.0 million currently at a two (2) month LIBOR rate of 4.5625%, $14.0 million at a three (3) month LIBOR rate of 4.50%, $15.0 million at a three (3) month LIBOR rate of 4.5625% and $4.3 million at the prime rate of 6.00%. The capitalized lease obligations were at various interest rates.

As of June 30, 2003 the Company had no material purchase commitments for capital expenditures.

Interest on the Amended Subordinated Debt Issuance of $40 million which matures September 29, 2009 is at a fixed rate of 18.0% per annum, with cash interest payments being required on a quarterly basis at a fixed rate of 13.5% commencing November 15, 2001. The outstanding principal balance of the Amended Subordinated Debt Issuance shall be increased on a quarterly basis at the remaining 4.5% fixed rate (the “PIK Amount”). All of the PIK Amounts are due on the fifth anniversary of the Amended Subordinated Debt Issuance. As of June 30, 2003, the outstanding Amended Subordinated Debt Issuance including the PIK Amounts was $43.1 million.

The Senior Credit Agreement, among other provisions, contains financial covenants requiring the maintenance of specific ratios and levels of financial position, restricts the incurrence of additional debt, and the sale of assets, and permits acquisitions only with the consent of the lenders. The Company was in full compliance with all provisions of the Senior Credit Agreement as of June 30, 2003.

The Company has deferred tax assets aggregating $33.9 million and deferred tax liabilities of $5.7 million as of June 30, 2003, as determined in accordance with SFAS 109. Management believes that the Company’s deferred tax assets will be realized through the reversal of existing temporary differences between the financial statement and tax basis, as well as through future taxable income.

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

The most significant accounting estimates inherent in the preparation of the Company’s consolidated financial statements include estimates associated with its evaluation of the recoverability of goodwill as well as those used in the determination of liabilities related to insurance programs, litigation, and taxation. In addition, significant estimates form the basis for the Company’s reserves with respect to sales and returns allowances, collectibility of accounts receivable, inventory valuations, deferred tax assets, and certain benefits provided to current employees. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions and product mix. The Company constantly re-evaluates these significant factors and makes adjustments where facts and circumstances dictate. Specific factors are as follows: recoverability of goodwill and intangible assets are subject to annual impairment testing; litigation is based on projections provided by legal counsel; realization of certain deferred tax assets are based on the Company’s projections of future taxable income; sales and returns and allowances are based on historical activity and customer contracts; accounts receivable reserves are based on doubtful accounts and aging of outstanding balances; inventory reserves are based on expected obsolescence and excess inventory levels; and employee benefits are based on benefit plan requirements and severance agreements. Historically, actual results have not significantly deviated from those determined using the estimates described above.

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

The Company also purchases third party insurance for group medical claims that exceed a certain level on an individual claim basis and in the aggregate for a plan year. The Company is responsible for the payment of claims under the specific and aggregate insured limits. Reserves for the incurred, but not reported losses are estimated based on several factors including historical claims experience and claims payment lag time information.

Retirement Benefits:

Certain employees of the Company are covered under a profit-sharing and retirement savings plan (the “plan”). The plan provides for a matching contribution for eligible employees of 50% of each dollar contributed by the employee up to 6% of employee’s compensation. In addition, the plan provides an annual contribution in amounts authorized by the Board, subject to the terms and conditions of the plan.

Shipping and Handling:

The costs incurred to ship product to customers, including freight and handling expenses, are included in selling, general and administrative (“SG&A”) expenses on the Company’s Statements of Operations. For the three months ended June 30, 2003 and 2002, shipping and handling costs included in SG&A were $4,297 and $3,740, respectively. For the six months ended June 30, 2003 and 2002, shipping and handling costs included in SG&A were $7,861 and $6,676, respectively.

Research and Development:

The Company incurs research and development costs in connection with improvements to the key duplicating and engraving machines. For the three months ended June 30, 2003 and 2002, research and development expenses, consisting primarily of internal wages and benefits, were $431 and $394, respectively. For the six months ended June 30, 2003 and 2002, research and development expenses were $724 and $754, respectively.

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

Comprehensive Income (Loss):

The components of comprehensive income (loss) for the three and six month periods ended June 30, 2003 and 2002 were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2003	2002	2003	2002

Net income (loss)	$1,824	$3,100	$(2,217)	$1,838
Foreign currency translation adjustment	(64)	—	(100)	—

Comprehensive income (loss)	$1,760	$3,100	$(2,317)	$1,838

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

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to the impact of interest rate changes as borrowings under the senior credit facility bear interest at variable interest rates. It is Hillman’s policy to enter into interest rate transactions only to the extent considered necessary to meet objectives. On March 31, 2002, the Company entered into an interest rate cap agreement on a notional amount of $26.6 million of senior term debt. The interest rate cap agreement, which expires September 30, 2004, caps the LIBOR interest rate at 6% plus the senior credit facility LIBOR margin of between 3.25% and 3.75%. Based on Hillman’s exposure to variable rate borrowings at June 30, 2003, a one percent (1%) change in the weighted average interest rate would change the annual interest expense by approximately $1.0 million.

The Company is exposed to foreign exchange rate changes of the Canadian currency as it impacts the $0.6 million net asset value of its Canadian subsidiary, The Hillman Group Canada, Ltd., as of June 30, 2003. Management considers the Company’s exposure to foreign currency translation gains or losses to be minimal.

Item 4.

Controls and Procedures

(a)  As of the end of the period covered by this quarterly report on Form 10-Q, the Company’s chief executive officer and chief financial officer conducted an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchanges Act of 1934). Based upon this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them of any material information relating to the Company that is required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934.

(b)  There been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2003, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Items 1, 2, 3, 4 & 5 — None

Item 6 – Exhibits and Reports on Form 8-K

a)	Exhibits, Including Those Incorporated by Reference.

31.1	* Certification of chief executive officer pursuant to rule 13a-14(a) or 15d- 14(a) under the Securities Exchange Act of 1934.

31.2	* Certification of chief financial officer pursuant to rule 13a-14(a) or 15d-14(a) under Securities Exchange Act of 1934.

32.1	+ Certification of chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	+ Certification of chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*     Filed herewith.
+     Submitted herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HILLMAN COMPANIES, INC.

/s/ James P. Waters	/s/ Harold J. Wilder

James P. Waters	Harold J. Wilder
Vice President — Finance	Controller
(Chief Financial Officer)	(Chief Accounting Officer)

DATE: August 14, 2003