Form 10-Q
period 2003-09-30
HILLMAN COMPANIES INC
filed 2003-11-12
CIK 1029831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

     YES                NO    X

On November 12, 2003 there were 7,118,665 Common Shares issued and outstanding by the Registrant and 4,217,724 Trust Preferred Securities issued and outstanding by the Hillman Group Capital Trust. The Trust Preferred Securities trade on the American Stock Exchange under symbol HLM.Pr.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

INDEX

PART I.	FINANCIAL INFORMATION	PAGE(S)

Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets as of September 30, 2003 (Unaudited) and December 31, 2002	3

	Consolidated Statements of Operations for the Three Months ended September 30, 2003 and 2002 (Unaudited)	4

	Consolidated Statements of Operations for the Nine Months ended September 30, 2003 and 2002 (Unaudited)	5

	Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2003 and 2002 (Unaudited)	6

	Notes to Consolidated Financial Statements (Unaudited)	7-14

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations	15-24

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25

Item 4.	Controls and Procedures	25

PART II.	OTHER INFORMATION	26

SIGNATURES		27

Item 1.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 30,
	2003	December 31,
	(Unaudited)	2002

ASSETS
Current assets:
Cash and cash equivalents	$1,015	$2,768
Restricted investments	948	1,142
Accounts receivable, net	46,276	31,855
Inventories	65,215	59,783
Deferred income taxes	10,285	10,911
Other current assets	2,736	3,249

Total current assets	126,475	109,708
Property and equipment, net	66,722	68,596
Goodwill	135,535	132,677
Other intangibles, net	9,952	11,068
Deferred income taxes	21,829	21,638
Restricted investments	5,724	5,923
Note receivable	5,000	11,258
Deferred financing fees, net	6,065	5,774
Other assets	1,129	2,212

Total assets	$378,431	$368,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,763	$20,373
Current portion of senior term loans	9,268	9,268
Current portion of capitalized lease obligations	52	55
Accrued expenses:
Salaries and wages	3,178	5,523
Pricing allowances	6,788	6,118
Acquisition related costs	5,822	3,395
Income and other taxes	1,644	1,329
Deferred compensation	948	1,142
Other accrued expenses	9,821	12,797

Total current liabilities	57,284	60,000
Long term senior term loans	53,607	60,559
Bank revolving credit	51,308	34,532
Long term capitalized lease obligations	157	194
Long term unsecured subordinated notes to related party	43,561	42,108
Deferred compensation	5,724	5,923
Deferred income tax liability	5,763	5,660
Other non-current liabilities	5,506	5,258

Total liabilities	222,910	214,234

Guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	102,331	102,234

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par, 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par, 20,000,000 shares authorized, 7,118,665 issued and outstanding	71	71
Additional paid-in capital	52,310	52,310
Retained earnings	903	—
Accumulated other comprehensive (loss) income	(94)	5

Total stockholders’ equity	53,190	52,386

Total liabilities and stockholders’ equity	$378,431	$368,854

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
FOR THE THREE MONTHS ENDED,
(dollars in thousands)

	September 30,	September 30,
	2003	2002

Net sales	$86,055	$75,707
Cost of sales	38,818	33,071

Gross profit	47,237	42,636

Operating expenses:
Selling, general and administrative expenses	31,126	27,584
Depreciation	3,480	3,048
Amortization	373	371
Management fee to related party	450	450

Total operating expenses	35,429	31,453

Other income, net	459	109

Income from operations	12,267	11,292

Interest expense, net	4,101	3,268
Distributions on guaranteed preferred beneficial interests	3,058	3,058

Income before income taxes	5,108	4,966

Income tax provision	1,988	2,177

Net income	$3,120	$2,789

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
FOR THE NINE MONTHS ENDED,
(dollars in thousands)

	September 30,	September 30,
	2003	2002

Net sales	$240,307	$214,910
Cost of sales	108,772	95,564

Gross profit	131,535	119,346

Operating expenses:
Selling, general and administrative expenses	90,315	82,333
Depreciation	10,443	8,753
Amortization	1,116	1,114
Management fee to related party	1,350	1,350

Total operating expenses	103,224	93,550

Other income, net	643	1,571

Income from operations	28,954	27,367

Interest expense, net	11,656	10,039
Distributions on guaranteed preferred beneficial interests	9,174	9,172
Write-down of note receivable	6,257	—

Income before income taxes	1,867	8,156

Income tax provision	964	3,529

Net income	$903	$4,627

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE NINE MONTHS ENDED,
(dollars in thousands)

	September 30,	September 30,
	2003	2002

Cash flows from operating activities:
Net income	$903	$4,627
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	11,559	9,867
Deferred income tax	538	3,467
PIK interest on unsecured subordinated notes	1,453	1,389
Write-down of note receivable	6,257	—
Changes in current operating items:
Increase in accounts receivable	(14,421)	(11,884)
(Increase) decrease in inventories	(5,432)	4,713
Decrease in other current assets	939	2,122
(Decrease ) increase in accounts payable	(610)	3,499
Decrease in other accrued liabilities	(4,633)	(1,505)
Other items, net	1,393	(553)

Net cash (used for) provided by operating activities	(2,054)	15,742

Cash flows from investing activities:
Proceeds from sale of property and equipment	20	104
Capital expenditures	(8,537)	(17,714)
R&B acquisition	—	(6,225)
Other, net	471	1,037

Net cash used for investing activities	(8,046)	(22,798)

Cash flows from financing activities:
(Repayments) borrowings of senior term loans	(6,952)	12,022
Borrowings (repayments) of revolving credit loans, net	16,776	(3,707)
Principal payments under capitalized lease obligations	(40)	(59)
Financing fees, net	(1,437)	(749)

Net cash provided by financing activities	8,347	7,507

Net (decrease) increase in cash and cash equivalents	(1,753)	451
Cash and cash equivalents at beginning of period	2,768	2,059

Cash and cash equivalents at end of period	$1,015	$2,510

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

1.     Basis of Presentation:

The accompanying financial statements include the consolidated accounts of The Hillman Companies, Inc. (“Hillman” or the “Company”), and its wholly owned subsidiaries including an investment trust, Hillman Group Capital Trust (the “Trust”). All significant intercompany balances and transactions have been eliminated. The Company is organized as an independently managed portfolio company of Allied Capital Corporation (“Allied Capital”). Allied Capital owns approximately 96.8% of Hillman’s common stock with the remainder being held primarily by Company Management. Allied Capital’s stock ownership is subject to dilution by management options.

The accompanying unaudited consolidated financial statements present information in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. Management believes the financial statements include all normal recurring accrual adjustments necessary for a fair presentation. Operating results for the three and nine months ended September 30, 2003 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report filed on Form 10-K for the year ended December 31, 2002.

Other Intangible Assets

Intangible assets subject to amortization consisted of the following as of September 30, 2003:

	Carrying	Accumulated
	Amount	Amortization

Trademarks	$6,500	$910
Patents	6,700	2,931
Proprietary software	1,000	438
Non-compete agreements	1,250	1,219

	$15,450	$5,498

Amortization expense for intangible assets for the three and nine months ended September 30, 2003 was $373 and $1,116, respectively. Amortization expense for the next five years is estimated to be as follows:

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

Shipping and Handling:

The costs incurred to ship product to customers, including freight and handling expenses, are included in selling, general and administrative (“SG&A”) expenses on the Company’s Statements of Operations. For the three months ended September 30, 2003 and 2002, shipping and handling costs included in SG&A were $4,044 and $3,704, respectively. For the nine months ended September 30, 2003 and 2002, shipping and handling costs included in SG&A were $11,906 and $10,380, respectively.

Research and Development:

The Company incurs research and development costs in connection with improvements to the key duplicating and engraving machines. For the three months ended September 30, 2003 and 2002, research and development expenses, consisting primarily of internal wages and benefits, were $424 and $413, respectively. For the nine months ended September 30, 2003 and 2002, research and development expenses were $1,148 and $1,166, respectively.

Translation of Foreign Currencies:

The translation of the Company’s Canadian foreign currency based financial statements into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period.

Comprehensive Income:

The components of comprehensive income for the three and nine months ended September 30, 2003 and 2002 were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2003	2002	2003	2002

Net income	$3,120	$2,789	$903	$4,627
Foreign currency translation adjustment	1	7	(99)	3

Comprehensive income	$3,121	$2,796	$804	$4,630

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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

3.     Acquisitions:

On May 1, 2002, the Company purchased certain assets of the Lowe’s specialty fastener business from R&B, Inc. for cash consideration of $6,207. On October 3, 2002, the Company purchased the net assets of the DIY division (“DIY”) of the Fastenal Company for cash consideration of $15,218. The following disclosures indicate the Company’s estimate of pro forma financial results for the three and nine month periods ended September 30, 2002 had the acquisitions of the Lowe’s specialty fastener business and the DIY business been consummated on January 1, 2002:

	Three months ended	Nine months ended
	September 30, 2002	September 30, 2002

Net sales	$80,734	$232,229
Net income	$2,909	$5,216

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

The following table provides a rollforward from December 31, 2002 to September 30, 2003 of the remaining liabilities and acquisition related charges recorded by the Company:

			Inventory
	Severence &	Facility	Revaluation/	Fixed Asset	Customer
	Related Costs	Lease	Relocation	Disposal	Conversions	Total

Balances at December 31, 2002	$495	$900	$500	$1,500	$—	$3,395

Additions	—	—	—	—	—	—
Payments	(13)	—	—	—	—	(13)

Balances at March 31, 2003	482	900	500	1,500	—	3,382

Additions	207	—	1,200	—	1,450	2,857
Payments	(14)	—	—	—	—	(14)

Balances at June 30, 2003	675	900	1,700	1,500	1,450	6,225

Additions	—	—	—	—	—	—
Payments	—	—	(122)	—	(281)	(403)

Balances at September 30, 2003	$675	$900	$1,578	$1,500	$1,169	$5,822

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

4.     Contingencies:

Under the Company’s insurance programs, commercial umbrella coverage is obtained for catastrophic exposure and aggregate losses in excess of normal claims. Beginning in 1991, the Company has retained risk on certain expected losses from both asserted and unasserted claims related to worker’s compensation, general liability and automobile as well as the health benefits of certain employees. Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claim data and certain actuarial assumptions. As of September 30, 2003, the Company has provided insurers letters of credit aggregating $3,857 related to certain insurance programs.

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

5.     Related Party Transactions:

On September 26, 2001, the Company was acquired by Allied Capital pursuant to the terms and conditions of an Agreement and Plan of Merger dated as of June 18, 2001. In connection with the Merger Transaction, the Company is obligated to pay management fees to a subsidiary of Allied Capital for management services rendered in the amount of $1,800 for calendar years subsequent to 2001. The Company has recorded a management fee charge of $450 for the three months and $1,350 for the nine months ended September 30, 2003 and 2002. Payment of management fees is due annually after delivery of the Company’s annual audited financial statements to the Board of Directors of the Company. The management fee for the year ended December 31, 2002 was paid in April 2003.

The Company incurs interest expense to Allied Capital on the subordinated debt at a fixed rate of 18.0% per annum. Cash interest payments are required on a quarterly basis at a fixed rate of 13.5% with the remaining 4.5% fixed rate (the “PIK Amount”) being added to the principal balance. As of September 30, 2003, the outstanding subordinated debt including the PIK amounts was $43,561.

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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

6.     Recent Accounting Pronouncements (continued):

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities” (an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”). FIN No. 46 addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. FIN No. 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. On October 8, 2003, the FASB deferred the effective date for variable interest entities that existed prior to January 31, 2003. FASB Staff Position FIN 46-6 (“FSP FIN 46-6”) establishes the first interim or annual period ending after December 15, 2003 as the new effective date for variable interest entities that existed prior to January 31, 2003. The Company has elected to defer adoption of FIN 46 pending final resolution of the issues currently under discussion at the FASB.

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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

6.     Recent Accounting Pronouncements (continued):

In May 2003, the FASB issued SFAS No. 149,“Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have an impact on the Company’s consolidated financial position, results of operations, or cash flows.

In May 2003, the FASB issued SFAS No. 150,“Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The statement requires that an issuer classify financial instruments that are within its scope as a liability. Many of those instruments were classified as equity under previous guidance. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for certain mandatorily redeemable financial instruments. On November 7, 2003, the FASB indefinitely deferred the effective date of SFAS No. 150 for certain mandatorily redeemable financial instruments and therefore the Company has elected to defer adoption.

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

On May 1, 2002 the Credit Agreement was amended to provide an additional $10,000 of availability under the revolving credit facility and to increase Term Loan A by $15,000. Proceeds were used to fund the expansion and automation of the Company’s Cincinnati distribution center and to purchase certain assets of the Lowe’s specialty fastener business from R&B, Inc.

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

On December 23, 2002, the Credit Agreement was amended to provide an additional $4.8 million of availability under the revolving credit agreement and to increase the term loans by $5.2 million. As of September 30, 2003, the outstanding balance of the term loans aggregated $62.9 million.

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

Results of Operations

Three Months Ended September 30, 2003 and 2002

Net sales increased $10.4 million or 13.7% in the third quarter of 2003 to $86.1 million from $75.7 million in 2002. Sales to national accounts represented $2.7 million of the $10.4 million total sales increase in the third quarter primarily as a result of increased fastener sales to Lowe’s and increased keys and letters, numbers, and signs (“LNS”) sales to Home Depot. In October 2002, Hillman acquired the DIY division (“DIY”) of the Fastenal Company which contributed fastener related sales of $4.3 million in the third quarter of 2003. Other sales, including regional accounts and engraving products were up $2.3 million compared to the third quarter of 2002. In addition, franchise and independent (“F&I”) accounts increased $1.1 million from the comparable period in 2002. The F&I accounts are typically individual hardware dealers who are members of larger cooperatives, such as TruServ, Ace, and Do-It-Best.

The Hillman Group’s gross profit was 54.9% in the third quarter of 2003 compared to 56.3% in the third quarter of 2002. The margin rate decrease from the prior year was the result of lower margins on the newly acquired DIY business.

The Company’s consolidated selling, general and administrative expenses (“S,G&A”) increased $3.5 million or 12.7% from $27.6 million in the third quarter of 2002 to $31.1 million in the third quarter of 2003. Selling expenses increased $1.7 million or 12.9% primarily as a result of an increase in displays, fixtures and service labor for newly opened national account locations and conversion of merchant displays in existing locations. Warehouse and delivery expenses increased $1.8 million or 20.9% primarily as a result of increased freight and labor of $1.4 million on increased sales volume and labor and other costs of $0.4 million related to operation of the new distribution facility in 2003. General and administrative expenses increased by $0.1 million or 1.8% primarily as a result of an increase in the Company’s medical claims cost.

Total S,G&A expenses in the third quarter of 2003 expressed as a percentage of sales compared with the third quarter of 2002 are as follows:

	Three Months ended Sept. 30,

As a % of Sales	2003	2002

Selling Expenses	17.3%	17.5%
Warehouse and Delivery Expenses	12.1%	11.4%
General and Administrative Expenses	6.8%	7.5%

Total S, G&A Expenses	36.2%	36.4%

Income from operations for the third quarter of 2003 was $12.3 million compared with $11.3 million for the same prior-year period, representing an increase of 8.8%.

The Company’s consolidated operating profit margin (income from operations as a percentage of sales) decreased to 14.3% in the third quarter of 2003 compared with 14.9% in 2002. The operating profit margin decrease was the result of the decrease in gross profit which was partially offset by a decrease in operating expenses and an increase in other income expressed as a percentage of sales. The gross profit rate decrease from the comparable prior year period was the result of lower margins on the newly acquired DIY business. Other income increased in the third quarter of 2003 from a $0.4 million gain recorded as a result of a payout received from the Company’s former insurance company upon its demutualization.

Depreciation expense increased $0.5 million to $3.5 million in the third quarter of 2003 from $3.0 million in the same quarter of 2002.

Amortization expense of $0.4 million in the third quarter of 2003 was equal to the amortization in the same quarter of 2002.

The Company has recorded a management fee charge of $0.45 million for the third quarters of 2003 and 2002, respectively. The Company is obligated to pay management fees to a subsidiary of Allied Capital for management services rendered in the amount of $1.8 million for calendar years subsequent to 2001. The payment of management fees is due annually after delivery of the Company’s annual audited financial statements to the Board of Directors of the Company. The management fee for the year ended December 31, 2002 was paid in April, 2003.

Interest expense from credit facilities, net of interest income, increased $0.8 million to $4.1 million in the third quarter of 2003 from $3.3 million in the same period of 2002. The interest expense increase was the result of additional borrowings used to finance the expansion and automation of the Company’s distribution facility and to purchase two businesses in 2002. A reduction in interest income of $0.5 million resulted from the suspension of interest income on the subordinated note received from G-C.

For the three months ended September 30, 2003 and 2002, the Company paid $3.1 million in interest on the Junior Subordinated Debentures, equivalent to the amounts distributed by the Trust on the Trust Preferred Securities.

The Company is subject to federal, state and local income taxes on its domestic operations and foreign income taxes on its Canadian operation as accounted for in accordance with Statement of Financial Accounting Standard (SFAS) No. 109, “Accounting for Income Taxes.” Deferred income taxes represent differences between the financial statement and tax basis of assets and liabilities as classified on the Company’s balance sheet. The Company recorded a tax provision for income taxes of $2.0 million on pre-tax income of $5.1 million in the third quarter of 2003. The effective tax rate in the third quarter of 2003 was 38.9% compared to 43.8% in the third quarter of 2002. The change in the effective tax rate resulted from the increase in income before taxes in the third quarter of 2003 compared with the third quarter of 2002 and a decrease in the change of permanent tax items in 2003 when compared to 2002.

Nine Months Ended September 30, 2003 and 2002

Net sales increased $25.4 million or 11.8% in the first nine months of 2003 to $240.3 million from $214.9 million in 2002. Sales to national accounts represented $9.2 million of the $25.4 million total sales increase in the first nine months primarily as a result of increased fastener sales to Lowe’s and increased keys and letters, numbers, and signs (“LNS”) sales to Home Depot. In October 2002, Hillman acquired the DIY division (“DIY”) of the Fastenal Company which contributed fastener related sales of $12.8 million in the first nine months of 2003. Other sales, including regional accounts and engraving products were up $5.0 million compared to the first nine months of 2002. Franchise and independent (“F&I”) accounts decreased $1.6 million from the comparable period in 2002. The F&I accounts are typically individual hardware dealers who are members of larger cooperatives, such as TruServ, Ace, and Do-It-Best. The F&I business decline was primarily the result of the unseasonal weather conditions, consumer uncertainties related to the war in Iraq and unfavorable economic conditions during the first half of the year. The F&I sales decline in the first half of 2003 compared to 2002 reversed direction as the economy began to show signs of recovery.

The Hillman Group’s gross profit was 54.7% in the first nine months of 2003 compared to 55.5% in the first nine months of 2002. The margin rate decrease from the prior year was the result of lower margins on the newly acquired DIY business.

The Company’s consolidated selling, general and administrative expenses (“S,G&A”) increased $8.0 million or 9.7% from $82.3 million in the first nine months of 2002 to $90.3 million in the first nine months of 2003. Selling expenses increased $1.4 million or 3.4% primarily as a result of an increase in displays, fixtures and service labor for newly opened national account locations and conversion of merchant displays in existing locations. Warehouse and delivery expenses increased $5.8 million or 23.8% primarily as a result of increased freight and labor of $3.4 million on increased sales volume and labor and other costs of $1.6 million related to start up of the new distribution facility in 2003. The start up costs associated with the new distribution facility moderated in the second and third quarters and management does not expect these costs to be material in the fourth quarter. General and administrative expenses increased by $0.7 million or 4.2% primarily as a result of an increase in the Company’s medical claims cost which was partially offset by a reduction in corporate overhead costs following elimination of the Philadelphia corporate office in May 2002. Medical expenses for the first nine months of 2003 include $1.5 million of claims paid under the Company’s group medical insurance plan, which involved claims by an employee for medical services performed at the end of 2002. Management does not anticipate further medical expense of a material amount in connection with these claims.

Total S,G&A expenses in the first nine months of 2003 expressed as a percentage of sales compared with the first nine months of 2002 are as follows:

	Nine Months ended Sept. 30,

As a % of Sales	2003	2002

Selling Expenses	17.8%	19.3%
Warehouse and Delivery Expenses	12.6%	11.3%
General and Administrative Expenses	7.2%	7.7%

Total S, G&A Expenses	37.6%	38.3%

Income from operations for the first nine months of 2003 was $29.0 million compared with $27.4 million for the same prior-year period, representing an increase of 5.8%.

The Company’s consolidated operating profit margin (income from operations as a percentage of sales) was 12.0% in the first nine months of 2003 compared with 12.7% in 2002. The operating profit margin reduction was due primarily to the decrease in gross profit and the increase in depreciation expense expressed as a percentage of sales. In addition, the favorable effect of a reduction in S,G&A expenses as a percentage of sales was offset by a corresponding decrease in other income compared to the prior year. The gross profit rate decrease from the comparable prior year period was the result of lower margins on the newly acquired DIY business. The increase in depreciation expense for the first nine months of 2003 compared to the prior year period was due to the increase in depreciable fixed assets for the new distribution facility placed into service in January 2003 and increased key machine placements. The smaller S,G&A expense as a percentage of sales in 2003 was due to a reduction in costs associated with promotional marketing materials and corporate overhead expenses. Other income was reduced in the first nine months of 2003 as a result of the $1.2 million gain on termination of the STS pension plan recorded in the prior year compared to the $0.4 gain from the payment received in 2003 from General American Insurance Company upon its demutualization.

Depreciation expense increased $1.6 million to $10.4 million in the first nine months of 2003 from $8.8 million in the same period of 2002.

Amortization expense of $1.1 million in the first nine months of 2003 was equal to the amortization in the same period of 2002.

The Company has recorded a management fee charge of $1.4 million for the first nine months of 2003 and 2002, respectively. The Company is obligated to pay management fees to a subsidiary of Allied Capital for management services rendered in the amount of $1.8 million for calendar years subsequent to 2001. The payment of management fees is due annually after delivery of the Company’s annual audited financial statements to the Board of Directors of the Company. The management fee for the year ended December 31, 2002 was paid in April, 2003.

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

Interest expense from credit facilities, net of interest income, increased $1.7 million to $11.7 million in the first nine months of 2003 from $10.0 million in the same period of 2002. The increase was primarily the result of additional borrowings to finance the expansion and automation of the Company’s distribution facility, to purchase the Lowe’s specialty fastener business from R&B, Inc. in May 2002, and to purchase the DIY business from Fastenal Company in October 2002. A reduction in interest income of $0.8 million resulted from the suspension of interest income on the subordinated note received from G-C.

For the nine months ended September 30, 2003 and 2002, the Company paid $9.2 million in interest on the Junior Subordinated Debentures, equivalent to the amounts distributed by the Trust on the Trust Preferred Securities.

The Company is subject to federal, state and local income taxes on its domestic operations and foreign income taxes on its Canadian operation as accounted for in accordance with Statement of Financial Accounting Standard (SFAS) No. 109, “Accounting for Income Taxes.” Deferred income taxes represent differences between the financial statement and tax basis of assets and liabilities as classified on the Company’s balance sheet. The Company recorded a tax provision for income taxes of $1.0 million on pre-tax income of $1.9 million in the first nine months of 2003. The effective tax rate in the first nine months of 2003 was 51.6% compared to 43.3% in the first nine months of 2002. The increase in the effective tax rate was the result of the decrease in income before taxes in 2003 as compared to 2002 together with an increase in the permanent tax items.

Cash Flows

The statements of cash flows reflect the changes in cash and cash equivalents for the nine months ended September 30, 2003 and 2002 by classifying transactions into three major categories: operating, investing and financing activities.

Operating Activities

The Company’s main source of liquidity is cash generated from operating activities consisting of net earnings from operations adjusted for non-cash operating items such as depreciation and changes in operating assets and liabilities such as receivables, inventories and payables.

Cash used by operating activities for the first nine months of 2003 was $2.1 million compared to cash provided of $15.7 million in the same prior year period. The negative net change of $17.8 million in the current nine months compared to the same period in 2002 was primarily due to the use of $13.9 million more operating cash to fund the increased inventory, accounts receivable, and other asset requirements. The increased inventory was used to facilitate the transition of sales order volume from the Company’s Tempe facility to the new Cincinnati distribution facility and to support the Company’s increased sales volume. The transition of sales order volume was substantially complete as of September 30, 2003. The accounts receivable increase in 2003 compared to 2002 was also a function of higher sales levels. An additional $2.1 million more operating cash was used this year to fund the higher customer pricing allowances earned and accrued in 2002, but paid in 2003. The sales improvement recorded in 2002 produced the increased amount of customer allowances paid in 2003.

Investing Activities

The principal recurring investing activities are property additions primarily for key duplicating machines. Net property additions for the first nine months of 2003 were $8.5 million compared to $17.7 million in the comparable prior year period. The decrease in capital expenditures in the first nine months of 2003 compared to the prior year period results from a decrease in the amount of expenditures for the automated distribution center in Cincinnati which was completed in November 2002 and placed into service in January 2003.

Financing Activities

Net borrowings under the Company’s senior credit facilities of $8.3 million for the nine months ended September 30, 2003 increased $0.8 million from the comparable prior year period as a result primarily of cash flow used for operations.

Liquidity and Capital Resources

The Company’s working capital position (defined as current assets less current liabilities) of $69.2 million at September 30, 2003 represents an increase of $19.5 million from the December 31, 2002 level of $49.7 million primarily as a result of the seasonal increase in accounts receivable of $14.4 million and an inventory increase of $5.4 million resulting from seasonal requirements as well as a build up of stock to facilitate the transition of sales order volume from the Company’s Tempe facility to the new Cincinnati distribution center. The Company’s current ratio (defined as current assets divided by current liabilities) increased to 2.21x at September 30, 2003 from 1.83x at December 31, 2002.

The Company’s contractual obligations in thousands of dollars as of September 30, 2003 are summarized below:

		Payments Due

		Less Than	1 to 3	More Than
Contractual Obligations	Total	One Year	Years	3 Years

Guaranteed Preferred Beneficial Interests in the Company’s Junior Subordinated Debentures	$105,446	—	—	$105,446
Long Term Senior Term Loans	62,875	$9,268	$18,537	35,070
Bank Revolving Credit Facility	51,308	—	—	51,308
Long Term Unsecured Subordinated Notes	43,561	—	—	43,561
Operating Leases	32,509	6,756	10,015	15,738
Deferred Compensation Obligations	6,672	948	1,896	3,828
Capital Lease Obligations	209	66	105	38
Other Long Term Obligations	6,902	1,696	1,955	3,251

Total Contractual Cash Obligations	$309,482	$18,734	$32,508	$258,240

All of the obligations noted above are reflected on the Company’s Consolidated Balance Sheet as of September 30, 2003, except for the Operating Leases.

As of September 30, 2003, the Company had $9.6 million available under its secured credit facilities. The Company had approximately $114.4 million of outstanding debt under its secured credit facilities at September 30, 2003, consisting of $62.9 million in term loans, $51.3 million in revolving credit borrowings and $0.2 million in capitalized lease obligations. The term loans consisted of a $36.7 million Term B Loan (the “Term Loan B”) currently at a three (3) month LIBOR rate of 4.94% and a $26.2 million Term A loan (the “Term Loan A”) at a one (1) month LIBOR rate of 4.625%. The revolver borrowings (the “Revolver”) consist of $20.0 million currently at a two (2) month LIBOR rate of 4.625%, $14.0 million at a three (3) month LIBOR rate of 4.6875%, $15.0 million at a three (3) month LIBOR rate of 4.625% and $2.3 million at the prime rate of 6.00%. The capitalized lease obligations were at various interest rates.

As of September 30, 2003 the Company had no material purchase commitments for capital expenditures.

Interest on the Amended Subordinated Debt Issuance of $40 million which matures September 29, 2009 is at a fixed rate of 18.0% per annum, with cash interest payments being required on a quarterly basis at a fixed rate of 13.5% commencing November 15, 2001. The outstanding principal balance of the Amended Subordinated Debt Issuance shall be increased on a quarterly basis at the remaining 4.5% fixed rate (the “PIK Amount”). All of the PIK Amounts are due on the fifth anniversary of the Amended Subordinated Debt Issuance. As of September 30, 2003, the outstanding Amended Subordinated Debt Issuance including the PIK Amounts was $43.6 million.

The Senior Credit Agreement, among other provisions, contains financial covenants requiring the maintenance of specific ratios and levels of financial position, restricts the incurrence of additional debt, and the sale of assets, and permits acquisitions only with the consent of the lenders. The Company was in full compliance with all provisions of the Senior Credit Agreement as of September 30, 2003.

The Company has deferred tax assets aggregating $32.1 million and deferred tax liabilities of $5.8 million as of September 30, 2003, as determined in accordance with SFAS 109. Management believes that the Company’s deferred tax assets will be realized through the reversal of existing temporary differences between the financial statement and tax basis, as well as through future taxable income.

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

Shipping and Handling

The costs incurred to ship product to customers, including freight and handling expenses, are included in selling, general and administrative (“SG&A”) expenses on the Company’s Statements of Operations. For the three months ended September 30, 2003 and 2002, shipping and handling costs included in SG&A were $4,044 and $3,704, respectively. For the nine months ended September 30, 2003 and 2002, shipping and handling costs included in SG&A were $11,906 and $10,380, respectively.

Research and Development:

The Company incurs research and development costs in connection with improvements to the key duplicating and engraving machines. For the three months ended September 30, 2003 and 2002, research and development expenses, consisting primarily of internal wages and benefits, were $424 and $413, respectively. For the nine months ended September 30, 2003 and 2002, research and development expenses were $1,148 and $1,166, respectively.

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

Comprehensive Income:

The components of comprehensive income for the three and nine month periods ended September 30, 2003 and 2002 were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2003	2002	2003	2002

Net income	$3,120	$2,789	$903	$4,627
Foreign currency translation adjustment	1	7	(99)	3

Comprehensive income	$3,121	$2,796	$804	$4,630

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

Forward Looking Statements

Certain disclosures related to acquisitions, refinancing, capital expenditures, resolution of pending litigation and realization of deferred tax assets contained in this report involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements on our current expectations, assumptions and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Actual results could differ materially from those currently anticipated as a result of a number of factors, including the risks and uncertainties discussed under captions “Risk Factors” set forth in Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements.

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

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to the impact of interest rate changes as borrowings under the senior credit facility bear interest at variable interest rates. It is Hillman’s policy to enter into interest rate transactions only to the extent considered necessary to meet objectives. On March 31, 2002, the Company entered into an interest rate cap agreement on a notional amount of $26.6 million of senior term debt. The interest rate cap agreement, which expires September 30, 2004, caps the LIBOR interest rate at 6% plus the senior credit facility LIBOR margin of between 3.25% and 3.75%. Based on Hillman’s exposure to variable rate borrowings at September 30, 2003, a one percent (1%) change in the weighted average interest rate would change the annual interest expense by approximately $1.0 million.

The Company is exposed to foreign exchange rate changes of the Canadian currency as it impacts the $0.8 million net asset value of its Canadian subsidiary, The Hillman Group Canada, Ltd., as of September 30, 2003. Management considers the Company’s exposure to foreign currency translation gains or losses to be minimal.

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

(b)  There been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2003, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Items 1, 2, 3, 4 & 5 – None

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

THE HILLMAN COMPANIES, INC.

/s/ James P. Waters James P. Waters Vice President - Finance (Chief Financial Officer)	/s/ Harold J. Wilder Harold J. Wilder Controller (Chief Accounting Officer)

DATE: November 12, 2003