Form 10-Q/A
period 2003-03-31
HILLMAN COMPANIES INC
filed 2004-03-29
CIK 1029831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

     YES [X]           NO [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

     YES [  ]           NO [X]

On May 14, 2003 there were 7,118,665 Common Shares issued and outstanding by the Registrant and 4,217,724 Trust Preferred Securities issued and outstanding by the Hillman Group Capital Trust. The Trust Preferred Securities trade on the American Stock Exchange under symbol HLM.Pr.

Explanatory Note

This amendment includes changes from the previous report to reflect the impact of a restatement due to the accounting for income taxes as described herein. The income tax provision for the three months ended March 31, 2003 was increased by $1.8 million as a result of the restatement. See additional disclosure in Note 1 of the Notes to Consolidated Financial Statements.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

INDEX

PAGE(S)
PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Consolidated Balance Sheets as of March 31, 2003 (restated) (Unaudited) and December 31, 2002	4
Consolidated Statements of Operations for the Three Months ended March 31, 2003 (restated) and 2002 (Unaudited)	5
Consolidated Statements of Cash Flows for the Three Months ended March 31, 2003 (restated) and 2002 (Unaudited)	6
Notes to Consolidated Financial Statements (Unaudited)	7-14
Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations	15-24
Item 3. Quantitative and Qualitative Disclosures about Market Risk	25
Item 4. Controls and Procedures	25
PART II. OTHER INFORMATION	26-28
SIGNATURES	29

Item 1.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	March 31,
	2003	December 31,
	(Unaudited)	2002
	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$1,228	$2,768
Restricted investments	948	1,142
Accounts receivable, net	38,955	31,855
Inventories, net	61,689	59,783
Deferred income taxes	7,413	7,663
Other current assets	3,349	3,249

Total current assets	113,582	106,460
Property and equipment, net	68,423	68,596
Goodwill	132,677	132,677
Other intangibles, net	10,697	11,068
Deferred income taxes, net	20,097	19,226
Restricted investments	5,410	5,923
Note receivable	5,600	11,258
Deferred financing fees, net	5,446	5,774
Other assets	1,525	2,212

Total assets	$363,457	$363,194

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,946	$20,373
Current portion of senior term loans	9,268	9,268
Current portion of capitalized lease obligations	56	55
Accrued expenses:
Salaries and wages	2,547	5,523
Pricing allowances	3,525	6,118
Integration costs	4,094	4,378
Income and other taxes	1,406	1,329
Deferred compensation	948	1,142
Other accrued expenses	11,491	11,814

Total current liabilities	54,281	60,000
Long term senior term loans	58,242	60,559
Bank revolving credit	48,286	34,532
Long term capitalized lease obligations	179	194
Long term unsecured subordinated notes to related party	42,591	42,108
Deferred compensation	5,410	5,923
Other non-current liabilities	5,697	5,258

Total liabilities	214,686	208,574

Guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	102,266	102,234

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par, 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par, 20,000,000 shares authorized, 7,118,665 issued and outstanding	71	71
Additional paid-in capital	52,310	52,310
Accumulated deficit	(5,845)	—
Accumulated other comprehensive (loss) income	(31)	5

Total stockholders’ equity	46,505	52,386

Total liabilities and stockholders’ equity	$363,457	$363,194

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
FOR THE THREE MONTHS ENDED,
(dollars in thousands)

	March 31,	March 31,
	2003	2002
	(Restated)
Net sales	$69,989	$63,425
Cost of sales	31,664	28,475

Gross profit	38,325	34,950

Operating expenses:
Selling, general and administrative expenses	28,200	26,549
Depreciation	3,467	3,083
Amortization	371	370
Management fee to related party	450	450

Total operating expenses	32,488	30,452

Other income, net	53	52

Income from operations	5,890	4,550
Interest expense, net	3,635	3,450
Distributions on guaranteed preferred beneficial interests	3,058	3,057
Write-down of note receivable	5,657	—

Loss before income tax benefit	(6,460)	(1,957)
Income tax benefit	(615)	(695)

Net loss	$(5,845)	$(1,262)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE THREE MONTHS ENDED,
(dollars in thousands)

	March 31,	March 31,
	2003	2002
	(Restated)
Cash flows from operating activities:
Net loss	$(5,845)	$(1,262)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	3,838	3,453
Deferred income tax benefit	(621)	(695)
PIK interest on unsecured subordinated notes	483	463
Write-down of note receivable	5,657	—
Changes in current operating items:
Increase in accounts receivable	(7,100)	(6,599)
Decrease (increase) in inventories	(1,906)	1,313
Decrease (increase) in other current assets	369	(70)
Increase in accounts payable	573	2,556
Decrease in other accrued liabilities	(6,032)	(2,666)
Other items, net	755	(361)

Net cash used for operating activities	(9,829)	(3,868)

Cash flows from investing activities:
Capital expenditures	(3,294)	(2,600)
Other, net	152	89

Net cash used for investing activities	(3,142)	(2,511)

Cash flows from financing activities:
Repayments of senior term loans	(2,317)	(1,187)
Borrowings of revolving credit loans, net	13,754	7,125
Borrowings of unsecured subordinated notes	—	312
Principal payments under capitalized lease obligations	(14)	(30)
Financing fees, net	8	(248)

Net cash provided by financing activities	11,431	5,972

Net decrease in cash and cash equivalents	(1,540)	(407)
Cash and cash equivalents at beginning of period	2,768	2,059

Cash and cash equivalents at end of period	$1,228	$1,652

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

This Form 10-Q/A (Amendment No. 1) amends our previously filed Form 10-Q to restate the income tax provision for the three months ended March 31, 2003. As more fully described in Note 7, the Company recorded a $5,657 charge to income in the first quarter to write-down the value of the note receivable from G-C Sun Holdings, L.P. (“G-C”) and recognized an income tax benefit of $2,319. As of December 31, 2002, the Company had $36,708 of federal capital loss carryforwards available to offset future capital gains. A valuation allowance of $9,078 had been established for $27,298 of the capital loss carryforwards. Recognition of the remaining $9,410 of capital loss carryforwards was deemed more likely than not based on the capital gain expected upon the proceeds from the repayment of the G-C Note. However, the reduction in the value of the G-C Note reduced the expected utilization of the capital loss carryforwards by the amount of the write-down and a valuation allowance should have been recorded. Accordingly, the income tax provision in the accompanying Consolidated Statements of Operations for the three month period ended March 31, 2003 has been restated to increase the valuation allowance by $1,804. In addition, deferred tax asset amounts have been reclassified for the pro-rata allocation of the valuation allowance between current and long-term deferred tax assets.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

1.	Basis of Presentation (continued):

The impact of the restatement on the restated components of the Company’s consolidated balance sheet is as follows (in thousands):

	As Reported	As Restated
March 31, 2003:
Deferred income tax assets - current (a)	$10,893	$7,413
Current assets	117,062	113,582
Deferred income tax assets - long-term (a)	24,128	20,097
Total assets	370,968	363,457
Deferred income tax liabilities - long-term (a)	5,707	—
Total liabilities	220,393	214,686
Accumulated deficit	(4,041)	(5,845)
Total stockholders’ equity	48,309	46,505
Total liabilities and stockholders’ equity	370,968	363,457

The impact of the restatement on the restated components of the Company’s consolidated statement of operations is as follows (in thousands):

	As Reported	As Restated
For the three months ended March 31, 2003:
Income tax benefit	$(2,419)	$(615)
Net loss	(4,041)	(5,845)

(a)	A reclassification in the amount of $5,707 has been recorded to present the restated deferred income tax assets – long-term net of deferred income tax liability as of March 31, 2003.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

1.	Basis of Presentation (continued):

Other Intangible Assets

Intangible assets subject to amortization consisted of the following as of March 31, 2003:

	Carrying	Accumulated
	Amount	Amortization
Trademarks	$6,500	$780
Patents	6,700	2,512
Proprietary software	1,000	375
Non-compete agreements	1,250	1,086

	$15,450	$4,753

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

Income Taxes:

Deferred income taxes are computed using the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities (temporary differences) and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are provided for tax benefits where it is more likely than not that certain future tax benefits will not be realized. Adjustments to valuation allowances are recorded from changes in utilization of the tax related item.

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

Comprehensive Income (Loss):

The components of comprehensive income (loss) for the three months ended March 31, 2003 and 2002 were as follows:

	Three Months Ended
	March 31
	2003	2002
	(Restated)
Net loss	$(5,845)	$(1,262)
Foreign currency translation adjustment	(36)	—

Comprehensive loss	$(5,881)	$(1,262)

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

Reclassifications:

Certain amounts in our 2002 consolidated financial statements have been reclassified to conform to the 2003 presentation.

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

On April 13, 2002, the Company entered into a Unit Repurchase Agreement with GC-Sun Holdings, L.P., pursuant to which G-C exercised its call right under the G-C partnership agreement to purchase the Company’s interest in G-C. The Unit Repurchase Agreement closed on June 25, 2002. In exchange for its interest in G-C, the Company received a $10,000 subordinated note from G-C. Interest on the note is payable quarterly at a rate of 18% from May 1, 2002 to April 30, 2003, 17% from May 1, 2003 to April 30, 2004, and 16% thereafter. G-C’s payment of interest on the note is subject to certain restrictions under the terms of the subordinated note agreement. If such restrictions do not permit the current payment of interest in cash when due, accrued interest is added to the principal.

In February 2003, G-C sold the assets of its largest operating division, Kar Products. The proceeds of the sale were primarily used to pay down G-C’s senior creditors. Following the sale of Kar Products, the Company estimated the enterprise value of G-C based on the cash flows and book value of the remaining operating division under a held for sale methodology. The excess of the estimated enterprise value less debt obligations senior to the G-C note were determined to be insufficient to support the value of the G-C note. Accordingly, the Company recorded a charge to income of $5,657 in the first quarter of 2003 to write-down the face value of the note and accrued interest thereon to its estimated future cash flows.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

As discussed in Note 1, the impact of the restatement on the restated components of the Company’s consolidated balance sheet is as follows (in thousands):

	As Reported	As Restated
March 31, 2003:
Deferred income tax assets - current (a)	$10,893	$7,413
Current assets	117,062	113,582
Deferred income tax assets - long-term (a)	24,128	20,097
Total assets	370,968	363,457
Deferred income tax liabilities - long-term (a)	5,707	—
Total liabilities	220,393	214,686
Accumulated deficit	(4,041)	(5,845)
Total stockholders’ equity	48,309	46,505
Total liabilities and stockholders’ equity	370,968	363,457

The impact of the restatement on the restated components of the Company’s consolidated statement of operations is as follows (in thousands):

	As Reported	As Restated
For the three months ended March 31, 2003:
Income tax benefit	$(2,419)	$(615)
Net loss	(4,041)	(5,845)

(a)	A reclassification in the amount of $5,707 has been recorded to present the restated deferred income tax assets – long-term net of deferred income tax liability as of March 31, 2003.

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

The Company’s consolidated selling, general and administrative expenses (“S,G&A”) increased $1.7 million or 6.2% from $26.5 million in the first quarter of 2002 to $28.2 million in the first quarter of 2003. Selling expenses decreased $0.1 million or 1.0% primarily as a result of a reduction in the amount of opening and servicing costs at new national account stores. Warehouse and delivery expenses increased $2.2 million or 30.5% primarily as a result of increased freight and labor of $0.9 million on increased sales volume and labor and other costs of $0.9 million related to start up of the new distribution facility in 2003. Management expects the start up costs associated with the new distribution facility to moderate in the second quarter and to be eliminated by the end of the third quarter of 2003. General and administrative expenses decreased by $0.4 million or 7.1% primarily as a result of a reduction in corporate overhead costs following elimination of the Philadelphia corporate office in May 2002.

Total S,G&A expenses in the first quarter of 2003 expressed as a percentage of sales compared with the first quarter of 2002 are as follows:

	Three Months ended March 31,
As a % of Sales	2003	2002
Selling Expenses	20.0%	22.3%
Warehouse and Delivery Expenses	13.2%	11.2%
General and Administrative Expenses	7.1%	8.4%

Total S,G&A Expenses	40.3%	41.9%

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

In February 2003, G-C sold the assets of its largest operating division, Kar Products. The proceeds of the sale were primarily used to pay down G-C’s senior creditors. Following the sale of Kar Products, the Company estimated the enterprise value of G-C based on the cash flows and book value of the remaining operating division. The excess of the estimated enterprise value less debt obligations senior to the G-C note were determined to be insufficient to support the value of the G-C note. Accordingly, the Company recorded a charge to income of $5.7 million in the first quarter of 2003 to write-down the face value of the note and accrued interest thereon to its estimated future cash flows.

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

The Company is subject to federal, state and local income taxes on its domestic operations and foreign income taxes on its Canadian operation as accounted for in accordance with Statement of Financial Accounting Standard (SFAS) No. 109, “Accounting for Income Taxes.” Deferred income taxes represent differences between the financial statement and tax basis of assets and liabilities as classified on the Company’s balance sheet. The Company recorded a tax benefit for income taxes of $0.6 million on pre-tax losses of $6.5 million in the first quarter of 2003. The effective tax rate in the first quarter of 2003 was 9.5% compared to 35.5% in the first quarter of 2002 due to a change in permanent tax items which include the write-down on the face value of the G-C Note.

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

Liquidity and Capital Resources

The Company’s working capital position (defined as current assets less current liabilities) of $59.3 million at March 31, 2003 represents an increase of $12.8 million from the December 31, 2002 level of $46.5 million primarily as a result of the seasonal increase in accounts receivable of $7.1 million and inventories of $1.9 million together with a decrease in accrued salaries and wages of $3.0 million. The Company’s current ratio (defined as current assets divided by current liabilities) increased to 2.09x at March 31, 2003 from 1.77x at December 31, 2002.

The Company’s contractual obligations in thousands of dollars as of March 31, 2003 are summarized below:

	Payments Due
		Less Than	1 to 3	More Than
Contractual Obligations	Total	One Year	Years	3 Years
Guaranteed Preferred Beneficial
Interests in the Company’s Junior Subordinated Debentures	$105,446	—	—	$105,446
Long Term Senior Term Loans	67,510	$9,268	$18,537	39,705
Bank Revolving Credit Facility	48,286	—	—	48,286
Long Term Unsecured Subordinated Notes	42,591	—	—	42,591
Operating Leases	32,563	6,677	9,402	16,484
Deferred Compensation Obligations	6,358	948	1,896	3,514
Capital Lease Obligations	235	74	108	53
Other Long Term Obligations	6,349	1,544	1,541	3,264

Total Contractual Cash Obligations	$309,338	$18,511	$31,484	$259,343

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

The Company has net deferred tax assets aggregating $27.5 million as of March 31, 2003, as determined in accordance with SFAS 109. Management believes that the Company’s deferred tax assets will be realized through the reversal of existing temporary differences between the financial statement and tax basis, as well as through future taxable income.

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

Income Taxes:

Deferred income taxes are computed using the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities (temporary differences) and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are provided for tax benefits where it is more likely than not that certain future tax benefits will not be realized. Adjustments to valuation allowances are recorded from changes in utilization of the tax related item.

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

Comprehensive Income (Loss):

The components of comprehensive income (loss) for the three month periods ended March 31, 2003 and 2002 were as follows:

	Three Months Ended
	March 31
	2003	2002
	(Restated)
Net loss	$(5,845)	$(1,262)
Foreign currency translation adjustment	(36)	—

Comprehensive loss	$(5,881)	$(1,262)

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

Please reference Note 2, Summary of Significant Accounting Policies, of Notes To Consolidated Financial Statements for additional related information.

Reclassifications:

Certain amounts in our 2002 consolidated financial statements have been reclassified to conform to the 2003 presentation.

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

THE HILLMAN COMPANIES, INC.

/s/ James P. Waters	/s/ Harold J. Wilder

James P. Waters	Harold J. Wilder
Vice President - Finance	Controller
(Chief Financial Officer)	(Chief Accounting Officer)

DATE: March 26, 2004