Form 10-Q/A
period 2003-06-30
HILLMAN COMPANIES INC
filed 2004-03-29
CIK 1029831

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

Explanatory Note:

This amendment includes changes from the previous report to reflect the impact of a restatement due to the accounting for income taxes as described herein. As a result of the restatement, the income tax provision for the three and six months ended June 30, 2003 was increased by $0.2 million and $2.1 million, respectively. See additional disclosure in Note 1 of the Notes to Consolidated Financial Statements.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

INDEX

		PAGE(S)
PART I. FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements
	Consolidated Balance Sheets as of June 30, 2003 (restated) (Unaudited) and December 31, 2002	4
	Consolidated Statements of Operations for the Three Months ended June 30, 2003 (restated) and 2002 (Unaudited)	5
	Consolidated Statements of Operations for the Six Months ended June 30, 2003 (restated) and 2002 (Unaudited)	6
	Consolidated Statements of Cash Flows for the Six Months ended June 30, 2003 (restated) and 2002 (Unaudited)	7
	Notes to Consolidated Financial Statements (Unaudited)	8-16
Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations	17-28
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29
Item 4.	Controls and Procedures	29
PART II. OTHER INFORMATION		30
SIGNATURES		31

Item 1.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 30,
	2003	December 31,
	(Unaudited)	2002
	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$969	$2,768
Restricted investments	948	1,142
Accounts receivable, net	45,890	31,855
Inventories, net	63,278	59,783
Deferred income taxes	7,511	7,663
Other current assets	3,924	3,249

Total current assets	122,520	106,460
Property and equipment, net	67,554	68,596
Goodwill	135,534	132,677
Other intangibles, net	10,326	11,068
Deferred income taxes, net	18,595	19,226
Restricted investments	5,724	5,923
Note receivable	5,000	11,258
Deferred financing fees, net	6,482	5,774
Other assets	1,312	2,212

Total assets	$373,047	$363,194

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,706	$20,373
Current portion of senior term loans	9,268	9,268
Current portion of capitalized lease obligations	55	55
Accrued expenses:
Salaries and wages	3,179	5,523
Pricing allowances	5,251	6,118
Acquisition related costs	6,225	3,395
Income and other taxes	1,556	1,329
Deferred compensation	948	1,142
Other accrued expenses	10,783	12,797

Total current liabilities	58,971	60,000
Long term senior term loans	55,924	60,559
Bank revolving credit	53,274	34,532
Long term capitalized lease obligations	168	194
Long term unsecured subordinated notes to related party	43,066	42,108
Deferred compensation	5,724	5,923
Other non-current liabilities	5,602	5,258

Total liabilities	222,729	208,574

Guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	102,299	102,234

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par, 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par, 20,000,000 shares authorized, 7,118,665 issued and outstanding	71	71
Additional paid-in capital	52,310	52,310
Accumulated deficit	(4,267)	—
Accumulated other comprehensive (loss) income	(95)	5

Total stockholders’ equity	48,019	52,386

Total liabilities and stockholders’ equity	$373,047	$363,194

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
FOR THE THREE MONTHS ENDED,
(dollars in thousands)

	June 30,	June 30,
	2003	2002
	(Restated)
Net sales	$84,263	$75,778
Cost of sales	38,290	34,018

Gross profit	45,973	41,760

Operating expenses:
Selling, general and administrative expenses	30,989	28,200
Depreciation	3,496	2,622
Amortization	372	373
Management fee to related party	450	450

Total operating expenses	35,307	31,645

Other income, net	131	1,410

Income from operations	10,797	11,525
Interest expense, net	3,920	3,321
Distributions on guaranteed preferred beneficial interests	3,058	3,057
Write-down of note receivable	600	—

Income before income taxes	3,219	5,147
Income tax provision	1,641	2,047

Net income	$1,578	$3,100

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
FOR THE SIX MONTHS ENDED,
(dollars in thousands)

	June 30,	June 30,
	2003	2002
	(Restated)
Net sales	$154,252	$139,203
Cost of sales	69,954	62,493

Gross profit	84,298	76,710

Operating expenses:
Selling, general and administrative expenses	59,189	54,749
Depreciation	6,963	5,705
Amortization	743	743
Management fee to related party	900	900

Total operating expenses	67,795	62,097

Other income, net	184	1,462

Income from operations	16,687	16,075
Interest expense, net	7,555	6,771
Distributions on guaranteed preferred beneficial interests	6,116	6,114
Write-down of note receivable	6,257	—

(Loss) income before income taxes	(3,241)	3,190
Income tax provision	1,026	1,352

Net (loss) income	$(4,267)	$1,838

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE SIX MONTHS ENDED,
(dollars in thousands)

	June 30,	June 30,
	2003	2002
	(Restated)
Cash flows from operating activities:
Net (loss) income	$(4,267)	$1,838
Adjustments to reconcile net (loss) income to net cash (used for) provided by operating activities:
Depreciation and amortization	7,706	6,448
Deferred income tax	784	1,352
PIK interest on unsecured subordinated note	958	916
Write-down of note receivable	6,257	—
Changes in current operating items:
Increase in accounts receivable	(14,035)	(12,127)
(Increase) decrease in inventories	(3,495)	3,919
(Increase) decrease in other current assets	(213)	2,370
Increase in accounts payable	1,333	3,259
Decrease in other accrued liabilities	(4,902)	(1,642)
Other items, net	1,040	(738)

Net cash (used for) provided by operating activities	(8,834)	5,595

Cash flows from investing activities:
Proceeds from sale of property and equipment	20	104
Capital expenditures	(5,890)	(10,737)
R&B acquisition	—	(6,225)
Other, net	261	393

Net cash used for investing activities	(5,609)	(16,465)

Cash flows from financing activities:
(Repayments) borrowings of senior term loans	(4,635)	13,250
Borrowings (repayments) of revolving credit loans, net	18,742	(1,715)
Principal payments under capitalized lease obligations	(26)	(47)
Financing fees, net	(1,437)	(717)

Net cash provided by financing activities	12,644	10,771

Net decrease in cash and cash equivalents	(1,799)	(99)
Cash and cash equivalents at beginning of period	2,768	2,059

Cash and cash equivalents at end of period	$969	$1,960

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

This Form 10-Q/A (Amendment No. 1) amends our previously filed Form 10-Q to restate the income tax provisions for the three months and six months ended June 30, 2003. As more fully described in Note 7, the Company recorded a $600 and $6,257 charge to income during the three months and six months ended June 30, 2003, respectively, to write-down the value of a note receivable from G-C Sun Holdings, L.P. (“G-C”) and recognized an income tax benefit of $246 and $2,565 in the three month and six month periods, respectively. As of December 31, 2002, the Company had $36,708 of federal capital loss carryforwards available to offset future capital gains. A valuation allowance of $9,078 had been established for $27,298 of the capital loss carryforwards. Recognition of the remaining $9,410 of capital loss carryforwards was deemed more likely than not based on the capital gain expected upon the proceeds from the repayment of the G-C Note. However, the reduction in the value of the G-C Note reduced the expected utilization of the capital loss carryforwards by the amount of the write-down and a valuation allowance should have been recorded. Accordingly, the income tax provisions in the accompanying Consolidated Statements of Operations the three and six month periods ended June 30, 2003 have been restated to increase the valuation allowance by $246 and $2,050, respectively. In addition, deferred tax asset amounts have been reclassified for the pro-rata allocation of the valuation allowance between current and long-term deferred tax assets.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

1. Basis of Presentation (continued):

The impact of the restatement on the restated components of the Company’s consolidated balance sheet is as follows (in thousands):

	As Reported	As Restated
June 30, 2003:
Deferred income tax assets - current (a)	$10,874	$7,511
Current assets	125,883	122,520
Deferred income tax assets - long-term (a)	22,997	18,595
Total assets	380,812	373,047
Deferred income tax liabilities - long-term (a)	5,715	—
Total liabilities	228,444	222,729
Accumulated deficit	(2,217)	(4,267)
Total stockholders’ equity	50,069	48,019
Total liabilities and stockholders’ equity	380,812	373,047

The impact of the restatement on the restated components of the Company’s consolidated statement of operations is as follows (in thousands):

	As Reported	As Restated
For the three months ended June 30, 2003:
Income tax provision	$1,395	$1,641
Net income	1,824	1,578
For the six months ended June 30, 2003:
Income tax (benefit) provision	(1,024)	1,026
Net loss	(2,217)	(4,267)

(a) A reclassification in the amount of $5,715 has been recorded to present the restated deferred income tax assets – long-term net of deferred income tax liability as of June 30, 2003.

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

Shipping and Handling:

The costs incurred to ship product to customers, including freight and handling expenses, are included in selling, general and administrative (“SG&A”)expenses on the Company’s Statements of Operations. For the three months ended June 30, 2003 and 2002, shipping and handling costs included in SG&A were $4,297 and $3,740, respectively. For the six months ended June 30, 2003 and 2002, shipping and handling costs included in SG&A were $7,861 and $6,676, respectively.

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

Comprehensive Income (Loss):

The components of comprehensive income (loss) for the three and six months ended June 30, 2003 and 2002 were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2003	2002	2003	2002
	(Restated)		(Restated)
Net income (loss)	$1,578	$3,100	$(4,267)	$1,838
Foreign currency translation adjustment	(64)	—	(100)	—

Comprehensive income (loss)	$1,514	$3,100	$(4,367)	$1,838

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

Additional reserves have been established in the second quarter of 2003 for costs associated with the integration of the DIY acquisition. Additional costs include severance of $207, inventory adjustments of $1,200, and customer conversion costs which include product buybacks of $1,450.

The following table provides a rollforward from December 31, 2002 to June 30, 2003 of the remaining liabilities and acquisition related charges recorded by the Company:

	Severence &	Facility	Inventory	Fixed Asset	Customer
	Related Costs	Lease	Adjustments	Disposal	Conversions	Total
Balances at December 31, 2002	$495	$900	$500	$1,500	$—	$3,395
Additions	—	—	—	—	—	—
Payments	(13)	—	—	—	—	(13)

Balances at March 31, 2003	482	900	500	1,500	—	3,382
Additions	207	—	1,200	—	1,450	2,857
Payments	(14)	—	—	—	—	(14)

Balances at June 30, 2003	$675	$900	$1,700	$1,500	$1,450	$6,225

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

In February 2003, G-C sold the assets of its largest operating division, Kar Products. The proceeds of the sale were primarily used to pay down G-C’s senior creditors. Following the sale of Kar Products, the Company estimated the enterprise value of G-C based on the cash flows and book value of the remaining operating division under a held for sale methodology. The excess of the estimated enterprise value less debt obligations senior to the G-C note were determined to be insufficient to support the value of the G-C note. Accordingly, the Company recorded a $5,657 charge to income in the first quarter of 2003 to write-down the face value of the note and accrued interest thereon to its estimated future cash flows. The Company recorded an additional charge to income of $600 in the second quarter of 2003 for a change in the assessment of the estimated amount recoverable under the note.

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

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

As discussed in Note 1, the impact of the restatement on the restated components of the Company’s consolidated balance sheet is as follows (in thousands):

	As Reported	As Restated
June 30, 2003:
Deferred income tax assets - current (a)	$10,874	$7,511
Current assets	125,883	122,520
Deferred income tax assets - long-term (a)	22,997	18,595
Total assets	380,812	373,047
Deferred income tax liabilities - long-term (a)	5,715	—
Total liabilities	228,444	222,729
Accumulated deficit	(2,217)	(4,267)
Total stockholders’ equity	50,069	48,019
Total liabilities and stockholders’ equity	380,812	373,047

The impact of the restatement on the restated components of the Company’s consolidated statement of operations is as follows (in thousands):

	As Reported	As Restated
For the three months ended June 30, 2003:
Income tax provision	$1,395	$1,641
Net income	1,824	1,578
For the six months ended June 30, 2003:
Income tax (benefit) provision	(1,024)	1,026
Net loss	(2,217)	(4,267)

(a)	A reclassification in the amount of $5,715 has been recorded to present the restated deferred income tax assets – long-term net of deferred income tax liability as of June 30, 2003.

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

The Company’s consolidated selling, general and administrative expenses (“S,G&A”) increased $2.8 million or 9.9% from $28.2 million in the second quarter of 2002 to $31.0 million in the second quarter of 2003. Selling expenses decreased $0.1 million or 0.7% primarily as a result of a reduction in the amount of travel and marketing costs. Warehouse and delivery expenses increased $1.9 million or 22.1% primarily as a result of increased freight and labor of $0.9 million on increased sales volume and labor and other costs of $0.5 million related to start up of the new distribution facility in 2003. The start up costs associated with the new distribution facility moderated in the second quarter and management expects these costs to be eliminated by the end of the third quarter of 2003. General and administrative expenses increased by $0.9 million or 16.4% primarily as a result of a sharp increase in the Company’s medical claims cost. The Company expensed $1.2 million of claims paid under the Company’s group medical insurance plan, which involved claims by an employee for medical services performed at the end of 2002. Management does not anticipate further medical expense of a material amount in connection with these claims.

Total S,G&A expenses in the second quarter of 2003 expressed as a percentage of sales compared with the second quarter of 2002 are as follows:

	Three Months ended June 30,
As a % of Sales	2003	2002
Selling Expenses	16.7%	18.6%
Warehouse and Delivery Expenses	12.5%	11.4%
General and Administrative Expenses	7.6%	7.2%

Total S,G&A Expenses	36.8%	37.2%

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

In February 2003, G-C sold the assets of its largest operating division, Kar Products. The proceeds of the sale were primarily used to pay down G-C’s senior creditors. Following the sale of Kar Products, the Company estimated the enterprise value of G-C based on the cash flows and book value of the remaining operating division. The excess of the estimated enterprise value less debt obligations senior to the G-C note were determined to be insufficient to support the value of the G-C note. Accordingly, the Company recorded a $5.7 million charge to income in the first quarter of 2003 to write-down the face value of the note and accrued interest thereon to its estimated future cash flows. The Company recorded an additional charge to income of $0.6 million in the second quarter of 2003 for a change in the assessment of the estimated amount recoverable under the note.

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

The Company is subject to federal, state and local income taxes on its domestic operations and foreign income taxes on its Canadian operation as accounted for in accordance with Statement of Financial Accounting Standard (SFAS) No. 109, “Accounting for Income Taxes.” Deferred income taxes represent differences between the financial statement and tax basis of assets and liabilities as classified on the Company’s balance sheet. The Company recorded a tax provision for income taxes of $1.6 million on pre-tax income of $3.2 million in the second quarter of 2003. The effective tax rate in the second quarter of 2003 was 51.0% compared to 39.8% in the second quarter of 2002. The change in the effective tax rate was due to a decrease in the net income of the Company and a change in permanent tax items which includes the write-down on the face value of the G-C Note.

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

The Company’s consolidated selling, general and administrative expenses (“S,G&A”) increased $4.5 million or 8.2% from $54.7 million in the first half of 2002 to $59.2 million in the first half of 2003. Selling expenses decreased $0.2 million or 0.7% primarily as a result of a reduction in the amount of opening and servicing costs at new national account stores. Warehouse and delivery expenses increased $4.1 million or 26.1% primarily as a result of increased freight and labor of $2.0 million on increased sales volume and labor and other costs of $1.3 million related to start up of the new distribution facility in 2003. The start up costs associated with the new distribution facility moderated in the second quarter and management expects these costs to be eliminated by the end of the third quarter of 2003. General and administrative expenses increased by $0.6 million or 5.6% primarily as a result of an increase in the Company’s medical claims cost which was partially offset by a reduction in corporate overhead costs following elimination of the Philadelphia corporate office in May 2002. Medical expenses for the first half of 2003 include $1.2 million of claims paid under the Company’s group medical insurance plan, which involved claims by an employee for medical services performed at the end of 2002. Management does not anticipate further medical expense of a material amount in connection with these claims.

Total S,G&A expenses in the first half of 2003 expressed as a percentage of sales compared with the first half of 2002 are as follows:

	Six Months ended June 30,
As a % of Sales	2003	2002
Selling Expenses	18.2%	20.3%
Warehouse and Delivery Expenses	12.8%	11.3%
General and Administrative Expenses	7.4%	7.7%

Total S,G&A Expenses	38.4%	39.3%

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

In February 2003, G-C sold the assets of its largest operating division, Kar Products. The proceeds of the sale were primarily used to pay down G-C’s senior creditors. Following the sale of Kar Products, the Company estimated the enterprise value of G-C based on the cash flows and book value of the remaining operating division. The excess of the estimated enterprise value less debt obligations senior to the G-C note were determined to be insufficient to support the value of the G-C note. Accordingly, the Company recorded a $5.7 million charge to income in the first quarter of 2003 to write-down the face value of the note and accrued interest thereon to its estimated future cash flows. The Company recorded an additional charge to income of $0.6 million in the second quarter of 2003 for a change in the assessment of the estimated amount recoverable under the note.

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

The Company is subject to federal, state and local income taxes on its domestic operations and foreign income taxes on its Canadian operation as accounted for in accordance with Statement of Financial Accounting Standard (SFAS) No. 109, “Accounting for Income Taxes.” Deferred income taxes represent differences between the financial statement and tax basis of assets and liabilities as classified on the Company’s balance sheet. The Company recorded a tax provision for income taxes of $1.0 million on pre-tax losses of $3.2 million in the first half of 2003. The effective tax rate in the first half of 2003 was (31.7%) compared to 42.4% in the first half of 2002. The change in the effective tax rate was due to a decrease in the net income of the Company and a change in permanent tax items which include the write-down on the face of the G-C Note.

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

Liquidity and Capital Resources

The Company’s working capital position (defined as current assets less current liabilities) of $63.5 million at June 30, 2003 represents an increase of $17.0 million from the December 31, 2002 level of $46.5 million primarily as a result of the seasonal increase in accounts receivable of $14.0 million and inventories of $3.5 million. The Company’s current ratio (defined as current assets divided by current liabilities) increased to 2.08x at June 30, 2003 from 1.77x at December 31, 2002.

The Company’s contractual obligations in thousands of dollars as of June 30, 2003 are summarized below:

		Payments Due
		Less Than	1 to 3	More Than
Contractual Obligations	Total	One Year	Years	3 Years
Guaranteed Preferred Beneficial Interests in the Company’s Junior Subordinated Debentures	$105,446	—	—	$105,446
Long Term Senior Term Loans	65,192	$9,268	$18,537	37,387
Bank Revolving Credit Facility	53,274	—	—	53,274
Long Term Unsecured Subordinated Notes	43,066	—	—	43,066
Operating Leases	33,423	6,812	9,947	16,664
Deferred Compensation Obligations	6,672	948	1,896	3,828
Capital Lease Obligations	223	74	100	49
Other Long Term Obligations	6,964	1,661	2,038	3,265

Total Contractual Cash Obligations	$314,260	$18,763	$32,518	$262,979

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

The Company has net deferred tax assets aggregating $26.1 million as of June 30, 2003, as determined in accordance with SFAS 109. Management believes that the Company’s deferred tax assets will be realized through the reversal of existing temporary differences between the financial statement and tax basis, as well as through future taxable income.

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

Comprehensive Income (Loss):

The components of comprehensive income (loss) for the three and six month periods ended June 30, 2003 and 2002 were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2003	2002	2003	2002
	(Restated)		(Restated)
Net income (loss)	$1,578	$3,100	$(4,267)	$1,838
Foreign currency translation adjustment	(64)	—	(100)	—

Comprehensive income (loss)	$1,514	$3,100	$(4,367)	$1,838

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

(b) There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2003, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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