Form 10-Q/A
period 2003-09-30
HILLMAN COMPANIES INC
filed 2004-03-29
CIK 1029831

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

Explanatory Note:

This amendment includes changes from the previous report to reflect the impact of a restatement due to the accounting for income taxes and the valuation of a note receivable as described herein. The income tax provision for the nine months ended September 30, 2003 was increased by $2.1 million as a result of the restatement. An additional write-down of a note receivable of $1.4 million was recorded for the three months ended September 30, 2003. See additional disclosure in Note 1 of the Notes to Consolidated Financial Statements.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

INDEX

		PAGE(S)
PART I.	FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements
	Consolidated Balance Sheets as of September 30, 2003 (restated)(Unaudited) and December 31, 2002	4
	Consolidated Statements of Operations for the Three Months ended September 30, 2003 (restated) and 2002 (Unaudited)	5
	Consolidated Statements of Operations for the Nine Months ended September 30, 2003 (restated) and 2002 (Unaudited)	6
	Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2003 (restated) and 2002 (Unaudited)	7
	Notes to Consolidated Financial Statements (Unaudited)	8-17
Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations	18-29
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	30
Item 4.	Controls and Procedures	30
PART II.	OTHER INFORMATION	31
SIGNATURES		32

Item 1.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 30,
	2003	December 31,
	(Unaudited)	2002
	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$1,015	$2,768
Restricted investments	948	1,142
Accounts receivable, net	46,276	31,855
Inventories, net	65,215	59,783
Deferred income taxes	6,654	7,663
Other current assets	2,736	3,249

Total current assets	122,844	106,460
Property and equipment, net	66,722	68,596
Goodwill	135,535	132,677
Other intangibles, net	9,952	11,068
Deferred income taxes, net	17,647	19,226
Restricted investments	5,724	5,923
Note receivable	3,600	11,258
Deferred financing fees, net	6,065	5,774
Other assets	1,129	2,212

Total assets	$369,218	$363,194

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,763	$20,373
Current portion of senior term loans	9,268	9,268
Current portion of capitalized lease obligations	52	55
Accrued expenses:
Salaries and wages	3,178	5,523
Pricing allowances	6,788	6,118
Acquisition related costs	5,822	3,395
Income and other taxes	1,644	1,329
Deferred compensation	948	1,142
Other accrued expenses	9,821	12,797

Total current liabilities	57,284	60,000
Long term senior term loans	53,607	60,559
Bank revolving credit	51,308	34,532
Long term capitalized lease obligations	157	194
Long term unsecured subordinated notes to related party	43,561	42,108
Deferred compensation	5,724	5,923
Other non-current liabilities	5,506	5,258

Total liabilities	217,147	208,574

Guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	102,331	102,234

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par, 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par, 20,000,000 shares authorized, 7,118,665 issued and outstanding	71	71
Additional paid-in capital	52,310	52,310
Accumulated Deficit	(2,547)	—
Accumulated other comprehensive (loss) income	(94)	5

Total stockholders’ equity	49,740	52,386

Total liabilities and stockholders’ equity	$369,218	$363,194

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
FOR THE THREE MONTHS ENDED,
(dollars in thousands)

	September 30,	September 30,
	2003	2002
	(Restated)
Net sales	$86,055	$75,707
Cost of sales	38,818	33,071

Gross profit	47,237	42,636

Operating expenses:
Selling, general and administrative expenses	31,126	27,584
Depreciation	3,480	3,048
Amortization	373	371
Management fee to related party	450	450

Total operating expenses	35,429	31,453

Other income, net	459	109

Income from operations	12,267	11,292
Interest expense, net	4,101	3,268
Distributions on guaranteed preferred beneficial interests	3,058	3,058
Write-down of note receivable	1,400	—

Income before income taxes	3,708	4,966
Income tax provision	1,988	2,177

Net income	$1,720	$2,789

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
FOR THE NINE MONTHS ENDED,
(dollars in thousands)

	September 30,	September 30,
	2003	2002
	(Restated)
Net sales	$240,307	$214,910
Cost of sales	108,772	95,564

Gross profit	131,535	119,346

Operating expenses:
Selling, general and administrative expenses	90,315	82,333
Depreciation	10,443	8,753
Amortization	1,116	1,114
Management fee to related party	1,350	1,350

Total operating expenses	103,224	93,550

Other income, net	643	1,571

Income from operations	28,954	27,367
Interest expense, net	11,656	10,039
Distributions on guaranteed preferred beneficial interests	9,174	9,172
Write-down of note receivable	7,657	—

Income before income taxes	467	8,156
Income tax provision	3,014	3,529

Net (loss) income	$(2,547)	$4,627

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE NINE MONTHS ENDED,
(dollars in thousands)

	September 30,	September 30,
	2003	2002
	(Restated)
Cash flows from operating activities:
Net income	$(2,547)	$4,627
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	11,559	9,867
Deferred income tax	2,588	3,467
PIK interest on unsecured subordinated notes	1,453	1,389
Write-down of note receivable	7,657	-
Changes in current operating items:
Increase in accounts receivable	(14,421)	(11,884)
(Increase) decrease in inventories	(5,432)	4,713
Decrease in other current assets	939	2,122
(Decrease) increase in accounts payable	(610)	3,499
Decrease in other accrued liabilities	(4,633)	(1,505)
Other items, net	1,393	(553)

Net cash (used for) provided by operating activities	(2,054)	15,742

Cash flows from investing activities:
Proceeds from sale of property and equipment	20	104
Capital expenditures	(8,537)	(17,714)
R&B acquisition	—	(6,225)
Other, net	471	1,037

Net cash used for investing activities	(8,046)	(22,798)

Cash flows from financing activities:
(Repayments) borrowings of senior term loans	(6,952)	12,022
Borrowings (repayments) of revolving credit loans, net	16,776	(3,707)
Principal payments under capitalized lease obligations	(40)	(59)
Financing fees, net	(1,437)	(749)

Net cash provided by financing activities	8,347	7,507

Net (decrease) increase in cash and cash equivalents	(1,753)	451
Cash and cash equivalents at beginning of period	2,768	2,059

Cash and cash equivalents at end of period	$1,015	$2,510

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

This Form 10-Q/A (Amendment No. 1) amends our previously filed Form 10-Q to restate the write-down of a note receivable for the three months ended September 30, 2003 and the income tax provision and the write-down of the note receivable from G-C Sun Holdings, L.P. (“G-C”) for the nine months ended September 30, 2003. The Company has valued the G-C Note as of September 30, 2003 using the same methodology as applied in the first six months of 2003. This methodology assumed the sale of the remaining G-C business and provided for a decline in the estimated expected sale proceeds that would be available to pay our subordinated note. As a result, an additional $1,400 write-down in the value of the G-C Note has been recorded in the three month period ended September 30, 2003. The write-down of the note results in an increase to the valuation allowance with no related tax benefit for the book-tax basis difference. As more fully described in Note 7, the Company recorded a $6,257 charge to income during the six months ended June 30, 2003 to write-down the value of a note receivable from G-C Sun Holdings, L.P. and recognized an income tax benefit of $2,565. As of December 31, 2002, the Company had $36,708 of federal capital loss carryforwards available to offset future capital gains. A valuation allowance of $9,078 had been established for $27,298 of the capital loss carryforwards. Recognition of the remaining $9,410 of capital loss carryforwards was deemed more likely than not based on the capital gain expected upon the proceeds from the repayment of the G-C Note. However, the reduction in the value of the G-C Note reduced the expected utilization of the capital loss carryforwards by the amount of the write-down and a valuation allowance should have been recorded. Accordingly, the income tax provision in the accompanying Consolidated Statements of Operations for the nine month period ended September 30, 2003 has been restated to increase the valuation allowance by $2,050. In addition, deferred tax asset amounts have been reclassified for the pro-rata allocation of the valuation allowance between current and long-term deferred tax assets.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

1. Basis of Presentation (continued):

The impact of the restatement on the restated components of the Company’s consolidated balance sheet is as follows (in thousands):

	As Reported	As Restated
September 30, 2003:
Deferred income tax assets - current (a)	$10,285	$6,654
Current assets	126,475	122,844
Deferred income tax assets - long-term (a)	21,829	17,647
Note receivable	5,000	3,600
Total assets	378,431	369,218
Deferred income tax liabilities - long-term (a)	5,763	—
Total liabilities	222,910	217,147
Retained earnings (accumulated deficit)	903	(2,547)
Total stockholders’ equity	53,190	49,740
Total liabilities and stockholders’ equity	378,431	369,218

The impact of the restatement on the restated components of the Company’s consolidated statement of operations is as follows (in thousands):

	As Reported	As Restated
For the three months ended September 30, 2003:
Write-down of note receivable	$—	$1,400
Income before income taxes	5,108	3,708
Net income	3,120	1,720
For the nine months ended September 30, 2003:
Write-down of note receivable	6,257	7,657
Income before income taxes	1,867	467
Income tax provision	964	3,014
Net income (loss)	903	(2,547)

(a)	A reclassification in the amount of $5,763 has been recorded to present the restated deferred income tax assets - long-term net of deferred income tax liability as of September 30, 2003.

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

Comprehensive Income:

The components of comprehensive income (loss) for the three and nine months ended September 30, 2003 and 2002 were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2003	2002	2003	2002
	(Restated)		(Restated)
Net income (loss)	$1,720	$2,789	$(2,547)	$4,627
Foreign currency translation adjustment	1	7	(99)	3

Comprehensive income (loss)	$1,721	$2,796	$(2,646)	$4,630

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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

6. Recent Accounting Pronouncements (continued):

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities” (an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”). FIN No. 46 addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. FIN No. 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. On October 8, 2003, the FASB deferred the effective date for variable interest entities that existed prior to January 31, 2003. FASB Staff Position FIN 46-6 (“FIN 46-6”) establishes the first interim or annual period ending after December 15, 2003 as the new effective date for variable interest entities that existed prior to January 31, 2003. The Company has elected to defer adoption of FIN No. 46 pending final resolution of the issues currently under discussion at the FASB.

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

In February 2003, G-C sold the assets of its largest operating division, Kar Products. The proceeds of the sale were primarily used to pay down G-C’s senior creditors. Following the sale of Kar Products, the Company estimated the enterprise value of G-C based on the cash flows and book value of the remaining operating division under a held for sale methodology. The excess of the estimated enterprise value less debt obligations senior to the G-C note were determined to be insufficient to support the value of the G-C note. Accordingly, the Company recorded a $5,657 charge to income in the first quarter of 2003 to write-down the face value of the note and accrued interest thereon to its estimated future cash flows. The Company recorded additional charges to income of $600 in the second quarter of 2003 and $1,400 in the third quarter of 2003 for changes in the assessments of the estimated amounts recoverable under the note.

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

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

As discussed in Note 1, the impact of the restatement on the restated components of the Company’s consolidated balance sheet is as follows (in thousands):

	As Reported	As Restated
September 30, 2003:
Deferred income tax assets - current (a)	$10,285	$6,654
Current assets	126,475	122,844
Deferred income tax assets - long-term (a)	21,829	17,647
Note receivable	5,000	3,600
Total assets	378,431	369,218
Deferred income tax liabilities - long-term (a)	5,763	—
Current liabilities	222,910	217,147
Retained earnings (accumulated deficit)	903	(2,547)
Total stockholders’ equity	53,190	49,740
Total liabilities and stockholders’ equity	378,431	369,218

The impact of the restatement on the restated components of the Company’s consolidated statement of operations is as follows (in thousands):

	As Reported	As Restated
For the three months ended September 30, 2003:
Write-down of note receivable	$—	$1,400
Income before income taxes	5,108	3,708
Net income	3,120	1,720
For the nine months ended September 30, 2003:
Write-down of note receivable	6,257	7,657
Income before income taxes	1,867	467
Income tax provision	964	3,014
Net income (loss)	903	(2,547)

(a)	A reclassification in the amount of $5,763 has been recorded to present the restated deferred income tax assets — long-term net of deferred income tax liability as of September 30, 2003.

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

Total S,G&A expenses in the third quarter of 2003 expressed as a percentage of sales compared with the third quarter of 2002 are as follows:

	Three Months ended Sept. 30,
As a % of Sales	2003	2002
Selling Expenses	17.3%	17.5%
Warehouse and Delivery Expenses	12.1%	11.4%
General and Administrative Expenses	6.8%	7.5%

Total S,G&A Expenses	36.2%	36.4%

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

In February 2003, G-C Sun Holdings, L.P. (“G-C”) sold the assets of its largest operating division, Kar Products. The proceeds of the sale were primarily used to pay down G-C’s senior creditors. Following the sale of Kar Products, the Company estimated the enterprise value of G-C based on the cash flows and book value of the remaining operating division. The excess of the estimated enterprise value less debt obligations senior to the G-C note were determined to be insufficient to support the value of the G-C note. Accordingly, the Company recorded a $5.7 million charge to income in the first quarter of 2003 to write-down the face value of the note and accrued interest thereon to its estimated future cash flows. The Company recorded additional charges to income of $0.6 million in the second quarter of 2003 and $1.4 million in the third quarter of 2003 for changes in the assessments of the estimated amounts recoverable under the note.

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

The Company is subject to federal, state and local income taxes on its domestic operations and foreign income taxes on its Canadian operation as accounted for in accordance with Statement of Financial Accounting Standard (SFAS) No. 109, “Accounting for Income Taxes.” Deferred income taxes represent differences between the financial statement and tax basis of assets and liabilities as classified on the Company’s balance sheet. The Company recorded a tax provision for income taxes of $2.0 million on pre-tax income of $3.7 million in the third quarter of 2003. The effective tax rate in the third quarter of 2003 was 53.6% compared to 43.8% in the third quarter of 2002. The change in the effective tax rate resulted from the increase in income before taxes in the third quarter of 2003 compared with the third quarter of 2002 and a decrease in the change of permanent tax items in 2003, which includes the write-down on the face of the G-C Note, when compared to 2002.

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

Total S,G&A expenses in the first nine months of 2003 expressed as a percentage of sales compared with the first nine months of 2002 are as follows:

	Nine Months ended Sept. 30,
As a % of Sales	2003	2002
Selling Expenses	17.8%	19.3%
Warehouse and Delivery Expenses	12.6%	11.3%
General and Administrative Expenses	7.2%	7.7%

Total S,G&A Expenses	37.6%	38.3%

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

In February 2003, G-C sold the assets of its largest operating division, Kar Products. The proceeds of the sale were primarily used to pay down G-C’s senior creditors. Following the sale of Kar Products, the Company estimated the enterprise value of G-C based on the cash flows and book value of the remaining operating division. The excess of the estimated enterprise value less debt obligations senior to the G-C note were determined to be insufficient to support the value of the G-C note. Accordingly, the Company recorded a $5.7 million charge to income in the first quarter of 2003 to write-down the face value of the note and accrued interest thereon to its estimated future cash flows. The Company recorded additional charges to income of $0.6 million in the second quarter of 2003 and $1.4 million in the third quarter of 2003 for changes in the assessments of the estimated amounts recoverable under the note.

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

The Company is subject to federal, state and local income taxes on its domestic operations and foreign income taxes on its Canadian operation as accounted for in accordance with Statement of Financial Accounting Standard (SFAS) No. 109, “Accounting for Income Taxes.” Deferred income taxes represent differences between the financial statement and tax basis of assets and liabilities as classified on the Company’s balance sheet. The Company recorded a tax provision for income taxes of $3.0 million on pre-tax income of $0.5 million in the first nine months of 2003. The effective tax rate in the first nine months of 2003 was 645.4% compared to 43.3% in the first nine months of 2002. The increase in the effective tax rate was the result of the decrease in income before taxes in 2003 as compared to 2002 together with an increase in the permanent tax items which include the write-down on the face of the G-C Note.

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

Liquidity and Capital Resources

The Company’s working capital position (defined as current assets less current liabilities) of $65.6 million at September 30, 2003 represents an increase of $19.1 million from the December 31, 2002 level of $46.5 million primarily as a result of the seasonal increase in accounts receivable of $14.4 million and an inventory increase of $5.4 million resulting from seasonal requirements as well as a build up of stock to facilitate the transition of sales order volume from the Company’s Tempe facility to the new Cincinnati distribution center. The Company’s current ratio (defined as current assets divided by current liabilities) increased to 2.14x at September 30, 2003 from 1.77x at December 31, 2002.

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

The Company has net deferred tax assets aggregating $24.3 million as of September 30, 2003, as determined in accordance with SFAS 109. Management believes that the Company’s deferred tax assets will be realized through the reversal of existing temporary differences between the financial statement and tax basis, as well as through future taxable income.

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

Comprehensive Income:

The components of comprehensive income (loss) for the three and nine month periods ended September 30, 2003 and 2002 were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2003	2002	2003	2002
	(Restated)		(Restated)
Net income (loss)	$1,720	$2,789	$(2,547)	$4,627
Foreign currency translation adjustment	1	7	(99)	3

Comprehensive income (loss)	$1,721	$2,796	$(2,646)	$4,630

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