Form 10-K
period 2003-12-31
HILLMAN COMPANIES INC
filed 2004-03-29
CIK 1029831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission file number 1-13293

The Hillman Companies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	23-2874736

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10590 Hamilton Avenue Cincinnati, Ohio	45231

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:(513) 851-4900

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

     YES  [  ]      NO  [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

On March 26, 2004, there were 7,118,484 Common Shares issued and outstanding by the Registrant and 4,217,724 Trust Preferred Securities issued and outstanding by the Hillman Group Capital Trust. The Trust Preferred Securities trade on the American Stock Exchange under the symbol HLM.Pr. The aggregate market value of the Trust Preferred Shares held by non-affiliates at June 30, 2003 was $111,347,914.

PART I

Item I – Business.

General

SunSource Inc., a Delaware corporation (“SunSource”) converted from partnership to corporate form on September 30, 1997. On March 18, 2002, SunSource, as a result of the acquisition of a majority of SunSource common stock by Allied Capital Corporation in September 2001 as discussed below, changed its name to The Hillman Companies, Inc. (“Hillman” or the “Company”) which reflects its predominant business as one of the largest providers of value added merchandising services and hardware-related products to retail markets in North America. In connection with the SunSource name change, SunSource Capital Trust, which has 4.2 million Trust Preferred Securities outstanding and trading on the American Stock Exchange, changed its name to the Hillman Group Capital Trust. The Trust Preferred Securities trade under the ticker symbol HLM.Pr (formerly SDP.Pr). The Company has moved its principal executive offices from Philadelphia, Pennsylvania to Cincinnati, Ohio. The Company maintains a website at http://www.hillmangroup.com.

The Company’s principal business is operated through its wholly owned subsidiary, The Hillman Group, Inc. (the “Hillman Group”) which had sales of approximately $318 million in 2003. The Hillman Group sells to hardware stores, home centers, mass merchants, pet supply stores, and other retail outlets principally in the United States, Canada, Mexico and South America. Product lines include thousands of small parts such as fasteners and related hardware items; keys, key duplication systems and accessories; and identification items, such as, tags and letters, numbers, and signs. Services offered include design and installation of merchandising systems and maintenance of appropriate in-store inventory levels.

Recent Developments

On February 14, 2004 Allied Capital and the Company entered into a Merger Agreement to sell 100% of the Company’s outstanding common stock to HCI Acquisition Companies, Inc., an affiliate of Code Hennessy & Simmons LLC, and certain members of management. The Merger Agreement has a total transaction value of approximately $510 million for the sale of the company, including repayment of outstanding debt and including the value of the company’s outstanding Trust Preferred Securities. The Merger Agreement is subject to a working capital adjustment and certain closing conditions and is anticipated to close by the beginning of the second quarter of 2004.

The Company’s Trust Preferred Securities will remain outstanding and will not be converted or exchanged in connection with the merger.

Background

On September 26, 2001, SunSource Inc. was acquired by Allied Capital Corporation (“Allied Capital”) pursuant to the terms and conditions of an Agreement and Plan of Merger dated as of June 18, 2001, by and among Allied Capital, Allied Capital Lock Acquisition Corporation and SunSource. Certain members of management and other stockholders continue as stockholders of the Company after the merger. The total transaction value was $74.0 million or $10.375 per SunSource common share, consisting of the cash purchase price paid for the outstanding common stock of the Company aggregating approximately $71.5 million and management and other stockholders’ common shares valued at approximately $2.5 million. SunSource was the surviving entity in the merger and organized as an independently managed portfolio company of Allied Capital.

In connection with the transaction, on September 28, 2001, the Company completed the sale of substantially all of the assets of its SunSource Technology Services business (the “STS Business”) to STS Operating, Inc. (“STS OP”), an entity formed by certain officers and managers of the STS Business, Allied Capital and Easton Hunt Capital

Partners, L.P. for the purpose of acquiring the STS Business. STS OP purchased the assets of the STS Business including the rights to the name SunSource from SunSource Technology Services, LLC, an indirect wholly owned subsidiary of SunSource, pursuant to an Asset Purchase Agreement, dated September 28, 2001, by and between SunSource Technology Services, LLC and STS OP. The purchase price aggregated approximately $25.5 million in cash and preferred stock of STS OP, subject to post-closing adjustments, plus the assumption of certain liabilities. On October 16, 2002, Hillman’s equity investment in STS OP preferred stock and $0.2 million of cash was distributed to the Company’s common stockholders.

On March 2, 2000, the Company contributed its Kar Products operations to a newly formed partnership affiliated with Glencoe Capital LLC (“Glencoe”). Glencoe contributed cash equity to the new partnership in exchange for a 51% controlling interest with the remaining minority interest retained by SunSource. The Company received $105 million in cash proceeds from the transaction through repayment of assumed debt by the new partnership, GC-Sun Holdings, L.P. (“G-C”). On October 4, 2000, G-C acquired all of the outstanding stock of Brampton Fastener Co. Limited (d/b/a Brafasco). On January 4, 2002, G-C provided the Company notice that it intended to exercise its call right to purchase the Company’s partnership interest as a result of the merger transaction with Allied Capital. On April 13, 2002, the Company entered into a Unit Repurchase Agreement with G-C, pursuant to which G-C exercised its call right. In exchange for its interest in G-C, the Company received a $10 million subordinated note from G-C.

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

These retail channels have experienced significant change as a result of the growth of the large national big box (“Big Box”) chains (defined as mass merchants, home centers and large-format grocery/drug centers), which have taken market share from the regional home centers and independent hardware dealers and cooperatives. Hillman has developed sales, marketing, merchandising and service specifically to meet the needs of the Big Box chains. Hillman believes that its market knowledge, merchandising skills, breadth of inventory, and value-added services, including superior support and fulfillment capabilities, will enable the Company to prosper with the Big Box chains.

The Hillman Group

Refer to Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 19, Segment Information, to the Consolidated Financial Statements for segment financial data for the three years ended December 31, 2003.

The Company is organized as a single business segment which is the Hillman Group. With annualized sales of approximately $318 million, the Hillman Group believes it is the leading provider of fasteners and related small hardware items; keys, key duplication systems and related accessories, and identification items, such as tags and letters, numbers and signs (“LNS”) to retail outlets in North America. Retail outlets served by Hillman include hardware stores, home centers, mass merchants, pet supply stores, grocery stores and drug stores. Through its field sales and service organization, Hillman complements its extensive product selection with value-added services for the retailer.

Sales and service representatives regularly visit retail outlets to review stock levels, reorder items in need of replacement, and interact with the store management to offer new product and merchandising ideas. Thousands of items can be actively managed with the retailer experiencing a substantial reduction in paperwork and labor costs. Service representatives also assist in organizing the products in a consumer-friendly manner. Hillman complements its broad range of products with value-added merchandising services such as displays, product identification stickers, retail price stickers, store rack and drawer systems, assistance in rack positioning and store layout, and inventory restocking services. Periodically, Hillman introduces new products and package designs with color-coding for ease of shopping by consumers and modifies rack designs to improve the attractiveness of individual store displays. In effect, Hillman functions as a merchandising manager for retailers, supporting these services with high order fill rates and rapid delivery from its twelve distribution centers across the United States and Canada. Currently, orders are shipped within 48 hours with a 97% order fill rate.

The Company ships its products from twelve distribution centers located strategically throughout the U.S and Canada (See Item 2 – Properties). In 2002, Hillman invested $9.8 million in a state of the art distribution facility in Cincinnati, Ohio. In addition to improving order turnaround time and reducing labor costs, the new facility provides additional capacity to accommodate future sales growth.

Hillman also manufactures and markets a value-added mix of high-tech and conventional products in two core product categories: key duplication systems and identification systems. The patent-protected Axxess Precision Key Duplication System™ has proven to be a profitable revenue source within Big Box retailers. This system has been placed in over 13,800 retail locations to date and is supported by Hillman sales and service representatives.

In addition, Hillman offers a commercialized, innovative, consumer-operated vending system, Quick-Tag™, which provides custom engraved specialty items, such as pet identification tags, luggage tags and other engraved identification tags. To date, more than 3,100 Quick-Tag™ machines have been placed in retail locations which are being supported by Hillman’s sales and service representatives.

     Products and Suppliers

Currently, Hillman buys its products from approximately 650 vendors, the largest of which accounted for approximately 9% of the Group’s annual purchases and the top five of which accounted for 29% of its purchases. About half of its purchases are from overseas suppliers, with the balance from domestic manufacturers and master distributors.

     Fasteners

Hillman’s fastener product line includes both standard and specialty nuts, bolts, washers, screws and anchors. The line also includes brass, plastic, stainless steel, and other miscellaneous fasteners. The depth of the line, over 37,500 products, is believed to be the largest among suppliers servicing the hardware retail segment. Fasteners generated 57.3% of total revenue in 2003.

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

     Keys and Key Accessories

Hillman provides a competitive line of metal key products for major retailers and the automotive sector. In 2003, keys represented 20.4% of total revenue. Hillman manufactures two metal key duplication systems that are niche-marketed to retail outlets, primarily mass merchants and home centers, and a code cutting system for use in automotive dealerships and in vehicle fleet environments.

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

The key cutting system developed for the automotive industry, PC+ Code Cutter, produces automobile keys using alphanumeric codes based on a vehicle’s identification number. Utilizing a proprietary computer program, the PC+ Code Cutter identifies and then cuts keys based on the automobile’s original key pattern. The PC+ Code Cutter is distributed through Barnes Distribution, a distribution company serving vehicular and industrial markets. Since its introduction in February 1996, more than 7,900 PC+ Code Cutter and 1,200 of the new Flash Code Cutter systems have been sold.

Hillman also markets key accessories in conjunction with its key duplication systems. Popular accessories include the Key Light™, Valet KeyChain™, key identifiers, key coils and key clips. The Key Mates™ line of key accessories includes a broad range of products such as key chains, tags, lights, floats, holders, whistles, and a host of other miscellaneous complementary items.

     Engraving

Quick-Tag™ is a patented, state-of-the-art consumer-operated vending system that custom engraves specialty products such as pet identification tags, military-style I.D. tags, holiday ornaments and luggage tags. Hillman initially targeted the pet identification market with its Quick-Tag™ system, and has facilitated the process of obtaining a pet tag by providing pet owners with a quick and highly convenient means to custom engrave tags while shopping at large format retail stores such as Wal-Mart and PETsMART. Hillman has developed other high impact applications for its Quick-Tag™ interactive engraving technology, including luggage tags, key chains and military-style identification tags. The Company has placed over 3,100 Quick-Tag machines in retail outlets throughout the United States and Canada. Using an interactive touch screen, customers input information such as a pet name and telephone number, and the system’s proprietary technology engraves the tag in less than two minutes. The Quick-Tag system does not require incremental labor and generates high levels of customer satisfaction and attractive margins for the retailer. The Quick-Tag custom engraving systems generate retail profit per square foot over seven times the typical retail average. Revenues for engraving products represented 8.6% of total revenues in 2003.

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

     Letters, Numbers and Signs (“LNS”)

LNS sales accounted for 8.6% of 2003 revenues and include packaged self-adhesive letters and numbers, mailbox numbers and accessories, house numbers and letters, contractor safety program signs, and driveway markers and reflectors. Typical retailers dedicate eight linear feet of retail space for this product and view it as a significant contributor to their retail offerings.

     Markets and Customers

Hillman sells its products to national accounts such as Wal-Mart, Home Depot, Lowes, Sears, Tractor Supply, PETsMART, and PetCo. Hillman’s status as a national supplier of unique, proprietary products to Big Box retailers allows it to develop a formidable market position and high barriers to entry within its product categories. Management believes that the dynamics, which make its services attractive to hardware retailers, are present with these larger customers as well.

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

The products sold to the F&I dealers typically account for approximately 7% of the retailer’s revenues and over 25% of a hardware store’s traffic. A typical hardware store maintains in inventory thousands of different items, many of which generate small dollar sales but large profits. It is difficult for a retailer to economically monitor all stock levels and to reorder the products from multiple vendors. The problem is compounded by the necessity of receiving small shipments of inventory at different times and having to stock the goods. However, failure to have these small items available will have an adverse effect on store traffic, thereby denying the retailer the opportunity to sell items that generate higher dollar sales.

Hillman serves approximately 20,000 customers, the top five of which accounted for 42.2% of its annualized sales. Lowes is the single largest customer, representing 15.3% of total sales, Wal-Mart is the second largest at 10.8% and Home Depot is the third largest at 10.2%. No other customer accounted for more than 10% of the Company’s total sales in 2003.

Hillman’s telemarketing activity sells to approximately 6,700 smaller hardware outlets and over 6,000 non-hardware accounts. New business is also being pursued internationally in such places as Canada, Mexico, South and Central America, and the Caribbean.

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

The national accounts field service organization consists of over 350 service people and 26 field managers focusing on “Big Box” retailers, pet super stores, large national discount chains and grocery stores. This organization reorders products, details store shelves and sets up in-store promotions.

Management believes the Company consistently is able to be responsive to the needs of the F&I retailers because it employs the largest direct sales organization in the retail home industry. This organization consists of 220 people, managed by 18 field managers. Each sales representative is responsible for approximately 50 full service accounts that they call on approximately every two weeks. Coupled with the efforts of the Marketing Department, the sales force not only sells products, but can sell merchandising and technological support capabilities as well. The Marketing Department provides support through the development of new products, sales collateral, promotional items, merchandising aids and marketing services such as advertising and trade show management. Its electronic data interchange (“EDI”) system is used by a number of its large customers for handling of orders and invoices.

     Competition

The primary competitors in the national accounts marketplace for fasteners are Crown-Bolt, R&B, Inc. and the Newell Group. Competition is based primarily on in-store service and price. Other competitors are local and regional distributors.

The principal competitors for Hillman’s F&I business are Midwest Fasteners, Serv-A-Lite and Hyko in the hardware store marketplace. The first two carry mainly fastener products, while the latter is the major competitor in LNS products. Hillman competes primarily on field service, merchandising, as well as product availability, price and breadth of product line.

Management estimates that Hillman sells to approximately 65% of the full service hardware stores in the F&I marketplace. The hardware outlets that purchase products but not services from Hillman also purchase products from local and regional distributors and cooperatives. Competition in the F&I marketplace is primarily on the basis of price and availability.

In 2003, the total domestic market for keys was estimated to be 600 million units at the retail level with annual sales of over $900 million. The key duplication market can be segmented into three primary retail categories: hardware stores, locksmiths and Big Box retailers. Hillman believes it maintains the leading market share of keys in terms of units and dollar sales. To displace Hillman’s market position, a competitor would have to develop a full range of products with demonstrably better technology without infringing on patents. These competitors would also have to buy back existing inventory from retailers. Management believes that these substantial competitive barriers help preserve its unique franchise within the key duplication market segment.

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

With the trend toward retail trade consolidation, we are increasingly dependent upon key retailers whose bargaining strength is growing. Accordingly, we face greater pressure from our retail trade customers to provide more favorable trade terms. We can be negatively affected by changes in the policies of our retail trade customers.

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

     Dependence on Information Systems

The Company believes that its proprietary computer software programs are an integral part of its business and growth strategies. Hillman depends on its information systems to process orders, to manage inventory and accounts receivable collections, to purchase, sell and ship products efficiently and on a timely basis, to maintain cost-effective operations and to provide superior service to its customers. There can be no assurance that the precautions which the Company has taken against certain events that could disrupt the operations of its information systems will prevent the occurrence of such a disruption. Any such disruption could have a material adverse effect on the Company’s business and results of operations.

Insurance Arrangements

Under the Company’s current insurance programs, commercial umbrella coverage is obtained for catastrophic exposure and aggregate losses in excess of expected claims. Since October 1991, the Company has retained the exposure on certain expected losses related to worker’s compensation, general liability and automobile. The Company also retains the exposure on expected losses related to health benefits of certain employees. The Company believes that its present insurance is adequate for its businesses. See Note 15, Commitments and Contingencies, of Notes to Consolidated Financial Statements of the Company as of and for the three years ended December 31, 2003.

Employees

As of December 31, 2003, the Company’s total operations employed approximately 1,760 employees, of which approximately 755 were sales personnel, approximately 790 were employed as warehouse, manufacturing and delivery personnel, and approximately 215 were administrative positions. In the opinion of management, employee relations are good.

Backlog

The Company’s sales backlog from ongoing operations was $2.6 million as of December 31, 2003, and $1.3 million as of December 31, 2002.

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

Item 2 – Properties.

The Company’s principal office, manufacturing and distribution properties are as follows:

	Approximate
Location	Square Footage	Description
Cincinnati, Ohio	240,000	Office, Distribution
Forest Park, Ohio	260,000	Distribution
Tempe, Arizona	161,000	Mfg., Distribution
Tempe, Arizona	47,000	Office
Bakersfield, California	84,000	Distribution
Dallas, Texas	32,000	Distribution
Portland, Oregon	29,000	Distribution
Charlotte, North Carolina	40,000	Distribution
Albany, New York	56,000	Distribution
LaCrosse, Wisconsin	48,000	Distribution
Rockford, Illinois	153,000	Office, Distribution
Riviera Beach, Florida	37,000	Distribution
Goodlettsville, Tennessee	72,000	Mfg., Distribution
Mississauga, Ontario	11,000	Distribution

With the exception of Goodlettsville, Tennessee, all of the Company’s facilities are leased. The office and distribution facility in Rockford, Illinois was shut down in December, 2003. In the opinion of management, the Company’s existing facilities are in good condition.

Item 3 – Legal Proceedings.

Legal proceedings are pending which are either in the ordinary course of business or incidental to the Company’s business. Those legal proceedings incidental to the business of the Company are generally not covered by insurance or other indemnity. In the opinion, of management, the ultimate resolution of the pending litigation matters will not have a material adverse effect on the consolidated financial position, operations or cash flows of the Company.

Item 4 – Submission of Matters to a Vote of Security Holders.

The Company did not submit any matters to a vote of Trust Preferred holders during the quarter ended December 31, 2003.

Part II

Item 5 – Market for Registrant’s Common Shares and Related Stockholder Matters.

Stock Exchange Listing

Effective June 19, 2001, the Company transferred listing of its Common Stock and Trust Preferred Securities from the New York Stock Exchange to the American Stock exchange utilizing its same ticker symbols SDP and SDP.Pr, respectively. As a result of the merger with Allied Capital, the Common Stock is no longer publicly traded. In connection with the SunSource name change on March 18, 2002, the Trust Preferred Securities now trades under the ticker symbol HLM.Pr (formerly SDP.Pr).

The following table sets forth the high and low closing sale prices on the American Stock Exchange composite tape for the Trust Preferred Securities.

2003	High	Low
First Quarter	$25.85	$25.00
Second Quarter	27.00	25.14
Third Quarter	26.95	26.00
Fourth Quarter	27.04	26.20

2002	High	Low
First Quarter	$25.80	$24.80
Second Quarter	25.50	24.51
Third Quarter	24.80	21.95
Fourth Quarter	25.00	23.31

The Trust Preferred Securities have a liquidation value of $25.00 per security. As of March 26, 2004, there were 761 holders of Trust Preferred Securities and fourteen (14) common stockholders. The total number of Trust Preferred Securities outstanding as of March 26, 2004, was 4,217,724. The total number of Common Shares outstanding as of March 26, 2004, was 7,118,484.

Distributions

The Company pays interest to the Hillman Group Capital Trust (“the Trust”) on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.2 million per annum in the aggregate. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. For the years ended December 31, 2003 and 2002, the Company paid $12.2 million per year in interest on the Junior Subordinated Debentures, equivalent to the amounts distributed by the Trust Preferred Securities.

The interest payments on the Junior Subordinated Debentures underlying the Trust Preferred Securities are deductible for federal income tax purposes by the Company under current law and will remain an obligation of the Company until the Trust Preferred Securities are redeemed or upon their maturity in 2027.

Issuer Purchases of Equity Securities

The Company made no common stock repurchases during 2003.

Item 6 – Selected Financial Data.

As a result of the merger with Allied Capital, the Company’s operations for the periods presented prior to September 30, 2001 are referenced herein as the predecessor operations (the “Predecessor” or “Predecessor Operations”). The Company’s operations for the periods presented since the merger are referenced herein as the successor operations (the “Successor” or “Successor Operations”) and include the effects of the Company’s debt refinancing and sale of an operating subsidiary completed subsequent to the merger.

The following table sets forth selected consolidated financial data of the Predecessor as of and for the two years ended December 31, 2000 and the nine months ended September 30, 2001; and consolidated financial data of the Successor as of and for the two years ended December 31, 2003 and the three months ended December 31, 2001. See the accompanying Notes to Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information regarding the acquisition of the Company by Allied Capital, the Company’s debt refinancing, and discontinued operations as well as other acquisitions and divestitures that affect comparability.

	(dollars in thousands)
	Successor			Predecessor
			Three	Nine
			Months	Months
	Year Ended	Year Ended	Ended	Ended	Year Ended	Year Ended
	12/31/03	12/31/02	12/31/01	09/30/01	12/31/00	12/31/99
Income Statement Data:
Continuing Operations
Net sales	$318,441	$286,788	$60,040	$341,307	$462,839	$543,277
Gross profit	174,671	160,614	34,442	143,564	184,660	226,154
Gain on contribution of subsidiaries		—	—	—	49,115	—
(Loss) income before discontinued operations	(4,647)	6,103	(2,909)	(1,327)	27,290	(11,321)
(Loss) income from discontinued operations	—	—	—	—	(2,610)	(25,815)
Extraordinary loss	—	—	—	—	—	(235)
Net (loss) income	(4,647)	6,103	(2,909)	(1,327)	24,680	(37,371)
Balance Sheet Data at December 31:
Total assets	355,833	363,194	339,961	N/A	320,960	321,626
Long-term debt and capitalized lease obligations (1)	148,309	146,716	128,739	N/A	102,790	126,723

     (1) Includes current portion of long-term debt.

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information which management believes is relevant to an assessment and understanding of the Company’s operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

General

The Hillman Companies, Inc., (“Hillman” or the “Company”), formerly SunSource Inc. (“SunSource”) is one of the largest providers of value-added merchandising services and hardware-related products to retail markets in North America.

The Company, through its wholly owned subsidiary, The Hillman Group, Inc. (the “Hillman Group”), provides merchandising services and hardware and related products, such as fasteners and similar items, key duplication equipment, keys and related accessories, and identification equipment and items to retail outlets, primarily hardware stores, home centers and mass merchants.

Hillman is organized as an independently managed portfolio company of Allied Capital Corporation (“Allied Capital”). Allied Capital owns approximately 96.8% of Hillman’s common stock with the remainder being held primarily by Company management.

Recent Developments

On February 14, 2004 Allied Capital and the Company entered into a Merger Agreement to sell 100% of the Company’s outstanding common stock to HCI Acquisition Companies, Inc., an affiliate of Code Hennessy & Simmons LLC, and certain members of management. The Merger Agreement has a total transaction value of approximately $510 million for the sale of the company, including repayment of outstanding debt and including the value of the company’s outstanding Trust Preferred Securities. The Merger Agreement is subject to a working capital adjustment and certain closing conditions and is anticipated to close by the beginning of the second quarter of 2004. See Note 13, Stockholders’ Equity, of Notes to Consolidated Financial Statements of the Company as of and for the three years ended December 31, 2003.

The Company’s Trust Preferred Securities will remain outstanding and will not be converted or exchanged in connection with the merger.

Merger Transaction

On September 26, 2001, SunSource was acquired by Allied Capital Corporation pursuant to the terms and conditions of an Agreement and Plan of Merger dated as of June 18, 2001. Certain members of management and other stockholders continued as stockholders of the Company after the merger. The total transaction value was $74.0 million or $10.375 per SunSource common share, consisting of the cash purchase price paid for the outstanding common stock of the Company aggregating approximately $71.5 million and management’s common shares valued at approximately $2.5 million. SunSource was the surviving entity in the merger and organized as an independently managed, privately held portfolio company of Allied Capital.

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

The Company’s operations for the periods presented prior to September 30, 2001 are referenced herein as the predecessor operations (the “Predecessor” or “Predecessor Operations”). The Company’s operations for the periods presented since the merger transaction are referenced herein as the successor operations (the “Successor” or “Successor Operations”) and include the effects of the Company’s debt refinancing and sale of an operating subsidiary completed subsequent to the merger transaction with Allied Capital (see Financing Arrangements and Acquisitions/Divestitures below). The Company’s final two business days of operation in September 2001 are immaterial for separate presentation and have been reflected in the Predecessor Operations.

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

On May 1, 2002, the Credit Agreement was amended to provide an additional $10.0 million of availability under the revolving credit facility and to increase the term loans by $15.0 million. Proceeds of the additional financing were used to finance the purchase of the specialty fastener business of Lowes, Inc. from R&B Inc., the settlement of litigation with R&B Inc. and the expansion and automation of the Company’s distribution facilities.

On December 23, 2002, the Credit Agreement was amended to provide an additional $4.8 million of availability under the revolving credit agreement and to increase the term loans by $5.2 million. As of December 31, 2003, the outstanding balance of the term loans aggregated $60.6 million.

The Company pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.2 million per annum in the aggregate. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities.

Corporate Reorganization

On May 16, 2001, the Board of Directors approved a plan of legal reorganization whereby (i) SunSource Technology Services, Inc. (“STS”) was formed as a single member limited liability company and a wholly owned subsidiary of The Hillman Group, Inc. and (ii) Axxess Technologies, Inc. was merged with and into The Hillman Group, Inc.

Acquisitions and Divestitures

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

In connection with the DIY acquisition, the Company developed an overall plan that included the elimination of redundant headcount and facilities. In accordance with ETIF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” the Company accrued $3.4 million of estimated costs related to the plan in the fourth quarter of 2002.

The estimated costs consisted of approximately $1.5 million of fixed asset disposals, $0.9 million of facilities lease costs, $0.5 million of inventory conversion and relocation expense and $0.5 million for planned workforce reductions. The plan was substantially completed by December 31, 2003.

Additional reserves were established in 2003 for costs associated with the integration of the DIY acquisition. Additional costs include severance of $0.3 million, facility lease of $1.2 million, inventory adjustments of $0.8 million, and customer conversion costs which include product buybacks of $1.6 million. The actual cost of fixed asset disposals was $0.4 million less than the original estimate.

On May 1, 2002, the Company’s Hillman Group purchased certain assets of the Lowe’s specialty fastener business from R&B, Inc. for cash consideration of $6.2 million. The purchase of the specialty fastener business has expanded the breadth of the Company’s product offering to Lowe’s. In connection with this transaction, the Company settled litigation filed by R&B, Inc. in February 1996 related to the Company’s sale of the Dorman Products division. The litigation settlement in the amount of $1.25 million was fully reserved on the Company’s balance sheet, and accordingly, there was no charge to income in 2002.

On March 2, 2000, the Company contributed the interests in its Kar Products, Inc. and A & H Bolt & Nut Company Limited operations (collectively, the “Kar business”), to a newly-formed partnership affiliated with Glencoe Capital, L.L.C. (“Glencoe”). Glencoe contributed cash equity to the new partnership, GC-Sun Holdings L.P. (“G-C”). The Company received $105 million in cash proceeds from the transaction through repayment of assumed debt by G-C and retained minority ownership in G-C. Affiliates of Glencoe hold the controlling interest in G-C. The Company recorded a pre-tax gain on the transaction of approximately $49.1 million in the first quarter of 2000. On January 4, 2002 G-C provided the Company notice that it intended to exercise its call right to purchase the Company’s partnership interest as a result of the merger transaction with Allied Capital. On April 13, 2002, the Company entered into a Unit Repurchase Agreement with G-C, pursuant to which G-C exercised its call right. In exchange for its interest in G-C, the Company received a $10 million subordinated note from G-C.

In February 2003, G-C sold the assets of its largest operating division, Kar Products. The proceeds of the sale were primarily used to pay down G-C’s senior creditors. Following the sale of Kar Products, the Company estimated the enterprise value of G-C based on the cash flows and book value of the remaining operating division under a held for sale methodology. The excess of the estimated enterprise value less debt obligations senior to the G-C note were determined to be insufficient to support the value of the G-C note and accrued interest thereon. Accordingly, the Company recorded a $11.3 million charge to income during the year ended December 31, 2003 to write-down the face value of the note and accrued interest thereon to its estimated future cash flows.

Results of Operations

Segment Sales and Profitability for each of the Three Years Ended December 31
(dollars in thousands)

	2003		2002		2001(a)
		% of		% of		% of
Sales	AMOUNT	TOTAL	AMOUNT	TOTAL	AMOUNT	TOTAL
Hillman Group - Ongoing Operations (b)	$318,441	100.0%	$286,788	100.0%	$248,786	100.0%
Technology Services (c)	—		—		152,561

Consolidated Net Sales	$318,441		$286,788		$401,347

		% of		% of		% of
		SALES		SALES		SALES
Gross Profit
Hillman Group - Ongoing Operations (b)	$174,671	54.9%	$160,614	56.0%	$140,983	56.7%
Technology Services (c)	—		—		37,023

Consolidated Gross Profit	$174,671		$160,614		$178,006

EBITDA (f)
Hillman Group (b)	$54,901	17.2%	$51,574	18.0%	$45,439	18.3%
Management fee expense	(1,800)		(1,800)		(250)
Dividend income - STS Operating, Inc.	—		546		185
Corporate expenses	—	0.0%	(2,622)	-0.9%	(5,193)	-2.1%

Consolidated EBITDA - ongoing operations	53,101	16.7%	47,698	16.6%	40,181	16.2%
Technology Services (c)	—		—		(1,205)
Equity in loss of Expediter Segment (d)	—		—		(105)
Gain on termination of pension plans (e)	—		1,231		—

Consolidated EBITDA	$53,101		$48,929		$38,871

Income from operations
Consolidated EBITDA	$53,101		$48,929		$38,871
Depreciation	(14,399)		(12,004)		(12,623)
Amortization	(1,437)		(1,485)		(4,483)
Equity in loss of Expediter Segment (d)	—		—		105

Consolidated income from operations	$37,265		$35,440		$21,870

(a)	For the purpose of comparing the Company’s results of operations for each of the three years ended December 31, 2003, the results of the Predecessor Operations for the nine months ended September 30, 2001 have been combined with the results of the Successor Operations for the three months ended December 31, 2001.

(b)	Includes sales, gross profit and EBITDA from Lowe’s specialty fastener business from R&B, Inc. since its acquisition on May 1, 2002, and the DIY division of the Fastenal Company since its acquisition on October 3, 2002.

(c)	Represents sales, gross profit and EBITDA from the Company’s SunSource Technology Services business until its sale on September 28, 2001.

(d)	Represents Equity in Earnings from the Contributed Expeditor Segment from March 2, 2000 until the exercise of the call option by G-C in January 2002.

(e)	Represents non-recurring income as a result of the final settlement of the Company’s defined benefit plans in 2002.

(f)	“EBITDA” (earnings before interest, taxes, depreciation and amortization) is defined as income (loss) from ongoing operations before depreciation and amortization. Management believes that EBITDA provides useful information regarding the Company’s ability to service debt. EBITDA is not a measure of operating performance computed in accordance with generally accepted accounting principles (GAAP) and should not be considered as a substitute for operating income, net income, cash flows from operating activities, or other statement of operations or cash flow data prepared in conformity with GAAP, or as a measure of profitability or liquidity.

The comparisons of operating results for the periods presented below reflect ongoing operations only (the Hillman Group and Corporate Expenses). Excluded from this discussion are the operating results of the sold STS Business as identified in the preceding Results of Operations financial table.

Years Ended December 31, 2003 and 2002

Net sales from the Hillman Group ongoing operations increased $31.6 million or 11.0% in 2003 to $318.4 million from $286.8 million in 2002. DIY, which was acquired from the Fastenal Company in October 2002, contributed $12.8 million of the 2003 sales increase. Increased fastener sales to Lowe’s represented $4.7 million of the $31.6 million total sales increase in 2003 over 2002. In May 2002, Hillman began supplying all Lowe’s locations following the acquisition of the specialty fastener business from R&B, Inc. Sales to other national accounts, including Home Depot and Wal-Mart, increased by an aggregate $7.2 million in 2003 compared to 2002, primarily as a result of new store growth. In addition, the regional and engraving accounts together with F&I accounts increased $5.3 million over the comparable period in 2002. The regional accounts represent mid-sized hardware and lumber chains. The F&I accounts are typically individual dealers who are members of larger cooperatives, such as TruServ, Ace, and Do-It-Best. Sales by our Canadian division increased $0.5 million, Export sales increased $0.6 million, and other sales accounted for the remaining $0.5 million in increased sales over 2002.

The Company’s sales backlog, based upon cancelable purchase orders, was $2.6 million as of December 31, 2003 and $1.3 million as of December 31, 2002.

The Hillman Group’s gross margin was 54.9% in 2003 compared with 56.0% in 2002. The increase in sales volume generated from the newly acquired DIY division was made primarily to warehouse accounts at lower margin rates than other typical Hillman accounts. The resultant shift in sales mix contributed to the 1.1% decrease in gross margin in the comparison period.

The Company’s consolidated Selling, General and Administrative (“S,G&A”) expenses increased $9.1 million or 8.2% from $111.4 million in 2002 to $120.5 million in 2003. Selling expenses increased $3.1 million or 5.5% primarily as a result of servicing costs at new national account stores. Warehouse and delivery expenses increased $7.6 million or 23.0% as a result of increased freight and labor costs to process and ship the additional sales volume. General and administrative expenses decreased by $1.6 million or 6.8% primarily as a result of the closing of the Philadelphia corporate office in May 2002 and moving the corporate operations to Cincinnati.

Total S,G&A expenses from ongoing operations expressed as a percentage of sales compared with 2002 are as follows:

	Years ended December 31,
As a % of Sales	2003	2002
Selling Expenses	18.2%	19.1%
Warehouse and Delivery Expenses	12.7%	11.5%
General and Administrative Expenses	6.9%	8.2%

Total S, G&A Expenses	37.8%	38.8%

EBITDA from ongoing operations after corporate expenses for 2003 was $53.1 million compared with $47.7 million for the year 2002, representing an increase of 11.3%.

The Company’s consolidated operating profit margin from ongoing operations (EBITDA as a percentage of sales) after corporate expenses, increased to 16.7% in 2003 compared with 16.6% in 2002. The operating profit margin benefited from the reduction of S,G&A expenses as a percentage of sales. The corporate expenses included in S,G&A were lower in 2003 as a result of closing the former corporate office located in Philadelphia and moving the corporate operations to the Cincinnati headquarters of the Hillman Group. However, the S,G&A benefit was partially offset by the margin rate decrease which was primarily the result of incremental sales from the acquisition of the DIY division of the Fastenal Company at a lower margin rate.

Depreciation expense from ongoing operations increased $2.4 million to $14.4 million in 2003 from $12.0 million in 2002 primarily as a result of an increase in the depreciable fixed asset base in connection with the purchase of automation equipment for the Cincinnati distribution center.

Amortization expense from ongoing operations decreased $0.1 million to $1.4 million in 2003 from $1.5 million in 2002. The decrease in amortization was the result of certain intangible assets becoming fully amortized during 2003.

Interest expense, net of interest income, increased $2.2 million to $15.4 million in 2003 from $13.2 million in 2002. The increase in interest expense, net of interest income, was primarily the result of a decrease in interest income recorded on the $10.0 million note received from Glencoe from sale of the Company’s interest in GC-Sun Holdings L.P. The Company recorded no interest income in 2003 as compared to $1.3 million in 2002. The remaining increase in interest expense was primarily the result of additional borrowings to finance the expansion and automation of the Company’s distribution facility, to purchase the Lowe’s specialty fastener business from R&B, Inc., and to purchase the DIY division of Fastenal Company.

The Company has recorded a management fee charge of $1.8 million in both the years 2003 and 2002. In connection with the merger transaction with Allied Capital, the Company is obligated to pay management fees to a subsidiary of Allied Capital for management services rendered in the amount of $1.8 million for calendar years subsequent to 2001. The payment of management fees is due annually after delivery of the Company’s annual audited financial statements to the Board of Directors of the Company.

The Company pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.2 million per annum in the aggregate. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. For the years ended December 31, 2003 and 2002, the Company paid $12.2 million interest on the Junior Subordinated Debentures, equivalent to the amounts distributed by the Trust on the Trust Preferred Securities.

See Note 6, Income Taxes, of Notes To Consolidated Financial Statements of the Company for the three years ended December 31, 2003, for income taxes and disclosures related to 2003 and 2002 income tax events.

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

Total S,G&A expenses from ongoing operations expressed as a percentage of sales compared with 2001 are as follows:

	Years ended December 31,
As a % of Sales	2002	2001
Selling Expenses	19.1%	20.1%
Warehouse and Delivery Expenses	11.5%	10.5%
General and Administrative Expenses	8.2%	9.7%

Total S,G&A Expenses	38.8%	40.3%

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

The Company has recorded a management fee charge of $1.8 million for 2002 compared to $0.25 million in 2001. In connection with the merger transaction with Allied Capital, the Company is obligated to pay management fees to a subsidiary of Allied Capital for management services rendered in the amount of $1.8 million for calendar years subsequent to 2001. The payment of management fees is due annually after delivery of the Company’s annual audited financial statements to the Board of Directors of the Company.

The Company pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.2 million per annum in the aggregate. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. For the years ended December 31, 2002 and 2001, the Company paid $12.2 million interest on the Junior Subordinated Debentures, equivalent to the amounts distributed by the Trust on the Trust Preferred Securities.

See Note 6, Income Taxes, of Notes To Consolidated Financial Statements of the Company for the three years ended December 31, 2003, for income taxes and disclosures related to 2002 and 2001 income tax events.

Liquidity and Capital Resources

Cash provided by operating activities for the year ended December 31, 2003 was $12.2 million, primarily due to net income adjusted for non-cash charges for depreciation, amortization, deferred taxes, PIK interest and write-down of note receivable of $25.5 million less cash related adjustments of $13.3 million for routine operating activities represented by changes in inventories, accounts receivable, accounts payable, and other assets.

Cash used for investing activities was $11.6 million for the year ended December 31, 2003. Capital expenditures for the year totaled $11.5 million, consisting of $6.4 million for key duplicating machines, $2.2 million for engraving machines and $2.9 million for equipment purchases.

Cash used for financing activities in the year ended December 31, 2003 was approximately $1.8 million, primarily related to $1.4 million of additional payments for financing fees in connection with the Company’s 2001 Credit Agreement.

The Company’s working capital position of $58.5 million as of December 31, 2003, represents an increase of $12.1 million from the December 31, 2002 level of $46.4 million as follows (dollars in thousands):

Increase in accounts receivable, net	$3,528
Increase in inventories, net	4,989
Increase in other current assets	2,521
Decrease in deferred taxes	(2,380)
Decrease in accounts payable	3,537
Decrease in other accrued liabilities	1,121
Other items, net	(1,236)

Net increase in working capital for the year ended December 31, 2003	$12,080

The Company’s contractual obligations in thousands of dollars as of December 31, 2003 are summarized below:

		Payments Due
		Less Than	1 to 3	3 to 5	More Than
Contractual Obligations	Total	One Year	Years	Years	Five Years
Guaranteed Preferred Beneficial
Interests in the Company’s Junior
Subordinated Debentures	$105,446	—	—	—	$105,446
Long Term Senior Term Loans	60,558	$9,268	$20,603	$30,687	—
Bank Revolving Credit Facility	43,495	—	43,495	—	—
Long Term Unsecured Subordinated Notes	44,062	—	4,062	—	40,000
Operating Leases	31,784	6,945	9,899	4,727	10,213
Deferred Compensation Obligations	7,077	1,145	2,290	2,290	1,352
Capital Lease Obligations	194	54	86	54	—
Other Long Term Obligations	6,747	1,391	1,963	344	3,049

Total Contractual Cash Obligations	$299,363	$18,803	$82,398	$38,102	$160,060

All of the obligations noted above are reflected on the Company’s Consolidated Balance Sheet as of December 31, 2003, except for the Operating Leases. See Notes To Consolidated Financial Statements as of and for the three years ended December 31, 2003 for additional information.

The Company does not have any off-balance sheet arrangements, as defined in Item 303(a)(4(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

As of December 31, 2003, the Company had $17.1 million available under its secured credit facilities. The Company had approximately $104.3 million of outstanding debt under its secured credit facilities at December 31, 2003, consisting of $60.6 million in term loans, $43.5 million in revolving credit borrowings and $0.2 million in capitalized lease obligations. The term loans consisted of a $36.6 million Term B Loan (the “Term Loan B”) currently at a three (3) month LIBOR rate of 4.94% and a $24.0 million Term A loan (the “Term Loan A”) currently at a one (1) month LIBOR rate of 4.44%. The revolver borrowings (the “Revolver”) consist of $20.0 million currently at a three (3) month LIBOR rate of 4.44%, $20.0 million at a three (3) month LIBOR rate of 4.38% and $3.5 million at the prime plus 2 rate of 6.00%. The capitalized lease obligations were at various interest rates.

On December 23, 2002, the Company increased its revolving credit facility by $4.8 million, the Term Loan A by $2.5 million and the Term Loan B by $2.7 million. The additional financing was used to provide the Company with additional working capital.

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

On September 28, 2001, the Company refinanced its $115 million bank revolving credit and $21.5 million term loan with $105 million in senior secured credit facilities. The new financing consisted of a Revolver, Term Loan A, and Term Loan B. The Revolver and Term Loan A have a five-year term and Term Loan B has a seven-year term. The credit facility provides Hillman with adequate funds for working capital and other corporate requirements.

In accordance with the Company’s senior credit agreement, Hillman must maintain its fixed charge coverage at all times in excess of 1.05x through December 31, 2003 and 1.10x thereafter to continue monthly distributions on its Trust Preferred Securities ($1.0 million per month). Hillman’s fixed charge coverage was 1.20x for the twelve-month period ended December 31, 2003. The fixed charge test measures adjusted EBITDA, as defined in the senior credit agreement, less capital expenditures over cash interest expense, Trust Preferred Security distributions, scheduled senior debt repayments and other fixed charged items.

On September 28, 2001, the Company sold substantially all of the assets of STS, including its Canadian operations for a sales price of $25.5 million in cash and preferred stock plus the assumption of certain liabilities by the buyer, subject to certain post-closing adjustments. The cash proceeds from the sale of SunSource Technology Services were distributed to Allied Capital and others including certain members of management, who are the remaining common shareholders of the Company.

Interest on the Amended Subordinated Debt Issuance of $40 million which matures September 29, 2009 is at a fixed rate of 18.0% per annum, with cash interest payments being required on a quarterly basis at a fixed rate of 13.5% commencing November 15, 2001. The outstanding principal balance of the Amended Subordinated Debt Issuance shall be increased on a quarterly basis at the remaining 4.5% fixed rate (the “PIK Amount”). All of the PIK Amounts are due on the fifth anniversary of the Amended Subordinated Debt Issuance. As of December 31, 2003, the outstanding Amended Subordinated Debt Issuance including PIK Amounts was $44.1 million.

The Company had deferred tax assets aggregating $33.6 million, net of valuation allowance of $17.3 million, and deferred tax liabilities of $7.8 million as of December 31, 2003, as determined in accordance with SFAS 109. Management believes that the Company’s deferred tax assets will be realized through the reversal of existing temporary differences between the financial statement and tax basis, as well as through future taxable income.

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

Related Party Transactions

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

On September 26, 2001, the Company was acquired by Allied Capital pursuant to the terms and conditions of an Agreement and Plan of Merger dated as of June 18, 2001. See Note 1, Basis of Presentation, Note 4, Acquisitions, and Note 9, Long-Term Debt. In connection with the Merger Transaction, the Company is obligated to pay management fees to a subsidiary of Allied Capital for management services rendered in the amount of $0.25 million for calendar year 2001 and $1.8 million for each calendar year thereafter. The Company has recorded a management fee charge of $1.8 million, $1.8 million and $0.25 million on the Successor’s Statement of Operations for the year ended December 31, 2003 and 2002 and the three months ended December 31, 2001, respectively. Payment of management fees are due annually after delivery of the Company’s annual audited financial statements to the Board of Directors of the Company. The management fee for the year ended December 31, 2002 was paid in March 2003 and the management fee for the three months ended December 31, 2001 was paid in March 2002.

On June 29, 2001, Allied Capital purchased an unsecured subordinated note, with an outstanding principal balance of approximately $12.5 million, from a SunSource creditor for $8.5 million. In connection with the Merger Transaction and refinancing the Company’s debt, Allied Capital exchanged the note for $8.5 million of the Company’s subordinated debt. See Note 1, Basis of Presentation and Note 9, Long-Term Debt for additional information.

On December 28, 2000, the Company issued $30.0 million of unsecured subordinated notes to Allied Capital which was amended on September 28, 2001, to increase the existing subordinated debenture to $40.0 million in conjunction with refinancing the Company’s senior debt. See discussion above and Note 9, Long-Term Debt.

Critical Accounting Policies and Estimates

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

The most significant accounting estimates inherent in the preparation of the Company’s consolidated financial statements include estimates associated with its evaluation of the recoverability of goodwill as well as those used in the determination of liabilities related to insurance programs, litigation, and taxation. The Company’s purchase price allocation methodology requires estimates of the fair value of assets acquired and liabilities assumed. In addition, significant estimates form the basis for the Company’s reserves with respect to sales and returns allowances, collectibility of accounts receivable, inventory valuations, deferred tax assets, and certain benefits provided to current employees. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions and product mix. The Company re-evaluates these significant factors and makes adjustments where facts and circumstances dictate. Specific factors are as follows: recoverability of goodwill and intangible assets are subject to annual impairment testing; purchase price allocation adjustments are based on changes in settlements of liabilities and assets realized; litigation is based on projections provided by legal counsel; deferred taxes are based on the Company’s projections of future taxable income; sales and returns and allowances are based on historical activity and customer contracts; accounts receivable reserves are based on doubtful accounts and aging of outstanding balances; inventory reserves are based on expected obsolescence and excess inventory levels; and employee benefits are based on benefit plan requirements and severance agreements. Historically, actual results have not significantly deviated from those determined using the estimates described above.

Revenue Recognition:

Revenue from sales of products is recorded upon the passing of title and risks of ownership to the customer, which occurs upon the shipment of goods.

The Company offers a variety of sales incentives to its customers primarily in the form of discounts, rebates and slotting fees. Discounts are recognized in the financial statements at the date of the related sale. Rebates are estimated based on the anticipated rebate to be paid and a portion of the estimated cost of the rebate is allocated to each underlying sales transaction. Slotting fees are used on an infrequent basis and are not considered to be significant. Discounts, rebates and slotting fees are included in the determination of net sales.

The Company also establishes reserves for customer returns and allowances. The reserve is established based on historical rates of returns and allowances. The reserve is adjusted quarterly based on actual experience.

Inventory Realization:

Inventories consisting predominantly of finished goods are valued at the lower of cost or market, cost being determined principally on the first-in, first-out method. Excess and obsolete inventories are carried at net realizable value. The historical usage rate is the primary factor used by the Company in assessing the net realizable value of excess and obsolete inventory. A reduction in the carrying value of an inventory item from cost to market is recorded for inventory with no usage in the preceding twenty-four month period or with on hand quantities in excess of twenty-four months average usage.

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

Depreciation:

For financial accounting purposes, depreciation, including that related to plant and equipment acquired under capital leases, is computed on the straight-lined method over the estimated useful lives of the assets, generally three to ten years, or, if shorter, over the terms of the related leases.

Goodwill and Other Intangible Assets:

For the Predecessor Financial Statements, goodwill related to the excess of acquisition cost over the fair value of net assets acquired is amortized on a straight-line basis over twenty-five to forty years. Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” and accordingly, goodwill is no longer amortized, but is reviewed periodically for impairment (See Note 2, Summary of Significant Accounting Policies). Other intangible assets arising principally from acquisitions are amortized on a straight-line basis over periods ranging from three to twenty-five years.

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

Income Taxes:

Deferred income taxes are computed using the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities (temporary differences) and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are provided for tax benefits where it is more likely than not certain tax benefits will not be realized. Adjustments to valuation allowances are recorded from changes in utilization of the tax related item.

Self-insurance Reserves:

The Company self insures its product liability, worker’s compensation and general liability losses up to $250 thousand per occurrence. Catastrophic coverage is maintained for occurrences in excess of $0.25 million up to $25.0 million.

The Company self insures its group health claims up to an annual stop loss limit of $125 thousand per participant. Aggregate coverage is maintained for annual group health insurance claims in excess of 125% of expected claims.

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

Shipping and Handling:

The costs incurred to ship product to customers, including freight and handling expenses, are included in selling, general and administrative expenses on the Company’s Statements of Operations. For the three years ended December 31, 2003 shipping and handling costs included in selling, general and administrative were $15,916 for 2003, $13,913 for 2002 and $11,362 for 2001.

Research and Development:

The Company incurs research and development costs in connection with improvements to the key duplicating and engraving machines. For the three years ended December 31, 2003, research and development expenses, consisting primarily of internal wages and benefits, were $1,381 for 2003, $1,510 for 2002, and $1,482 for 2001.

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

Comprehensive (Loss) Income:

The components of comprehensive (loss) income for the years ended December 31, 2003, 2002 and 2001 were as follows:

	2003	2002	2001
Net (loss) income	$(4,647)	$6,103	$(4,236)
Foreign currency translation adjustment	(135)	5	—

Comprehensive (loss) income	$(4,782)	$6,108	$(4,236)

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

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities” (an interpretation of Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements”). This Interpretation is intended to clarify the application of the majority voting interest requirement of ARB No. 51, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The controlling financial interest may be achieved through arrangements that do not involve voting interests. FIN No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. FIN No. 46 is effective immediately to variable interests in a variable interest entity (“VIE”) created or obtained after January 31, 2003. As amended by FASB Staff Position (“FSP”) FIN 46-6, FIN No. 46 became effective for variable interests in a VIE created before February 1, 2003 at the end of the first interim or annual period ending after December 15, 2003.

Subsequent to issuing FIN No. 46 and FSP FIN 46-6, the FASB continued to propose modifications and issue FSP’s that changed and clarified FIN No. 46. These modifications and FSP’s were subsequently incorporated into FIN No. 46 (revised) (“FIN No. 46R”), which replaces FIN No. 46. Among other things, relative to FIN No. 46, FIN No. 46R a) essentially excludes operating businesses from its provisions subject to four conditions, b) states the provisions of FIN No. 46R are not required to be applied if a company is unable, subject to making an exhaustive effort, to obtain the necessary information, c) includes new definitions and examples of what variable interests are, d) clarifies and changes the definition of a variable interest entity, and e) clarifies and changes the definition and treatment of de facto agents, as that term is defined in FIN No. 46 and FIN No. 46R. FIN No. 46R was issued December 23, 2003. The Company will apply FIN No. 46R to all variable interest entities at the end of the first quarter of 2004.

When FIN No. 46R becomes fully effective for the Company in the first quarter of 2004, the Company will be required to deconsolidate the accounts of the Hillman Group Capital Trust because the call feature may no longer be considered as a condition for consolidation. As a result, the current balance sheet caption that reads “Guaranteed preferred beneficial interests in the Company’s junior subordinated debentures” will be revised to read “Junior subordinated debentures” in the same dollar amount as the Trust Preferred Securities. Within the statement of operations, the “Distributions on guaranteed preferred beneficial interests” will be reclassified as interest expense.

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

Item 7A – Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to the impact of interest rate changes as borrowing under the senior credit facility bear interest at variable interest rates. It is Hillman’s policy to enter into interest rate transactions only to the extent considered necessary to meet objectives. On March 31, 2002, the Company entered into an interest rate cap agreement on a notional amount of $26.6 million of senior term debt. The interest rate cap agreement, which expires September 30, 2004, caps the LIBOR interest rate at 6% plus the senior credit facility LIBOR margin of between 3.25% and 3.75%. Based on Hillman’s exposure to variable rate borrowings at December 31, 2003, a one percent (1%) change in the weighted average interest rate would change the annual interest expense by approximately $1.0 million.

The Company is exposed to foreign exchange rate changes of the Canadian currency as it impacts the $0.9 million net asset value of its Canadian subsidiary, The Hillman Group Canada, Ltd., as of December 31, 2003. Management considers the Company’s exposure to foreign currency translation gains or losses to be minimal.

Item 8 – Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

Page
Report of Independent Auditors	31
Financial Statements:
Consolidated Balance Sheets, December 31, 2003 and 2002	32
Consolidated Statements of Operations for the Years ended December 31, 2003 and 2002, Three Months ended December 31, 2001, and Nine Months ended September 30, 2001	33
Consolidated Statements of Cash Flows for the Years ended December 31, 2003 and 2002, Three Months ended December 31, 2001, and Nine Months ended September 30, 2001	34
Consolidated Statements of Changes in Stockholders’ Equity for the Years ended December 31, 2003 and 2002	35
Notes to Consolidated Financial Statements	36-61
Financial Statement Schedule:
Valuation Accounts	62

Report of Independent Auditors

The Board of Directors and Stockholders
The Hillman Companies, Inc. and Subsidiaries

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Hillman Companies, Inc. and its subsidiaries at December 31, 2003 and 2002 and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002, the three-month period ended December 31, 2001, and the nine-month period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and the significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

PricewaterhouseCoopers LLP
Cincinnati, Ohio
March 19, 2004

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$1,528	$2,768
Restricted investments	1,145	1,142
Accounts receivable, net of allowances of $524 and $555, respectively	35,383	31,855
Inventories, net of allowances of $3,189 and $4,375, respectively	64,772	59,783
Deferred income taxes	5,283	7,663
Other current assets	5,770	3,249

Total current assets	113,881	106,460
Property and equipment, net	64,601	68,596
Goodwill	134,725	132,677
Other intangibles, net	9,631	11,068
Deferred income taxes, net	20,498	19,226
Restricted investments	5,932	5,923
Note receivable	—	11,258
Deferred financing fees, net of accumulated amortization of $2,969 and $1,386, respectively	5,638	5,774
Other assets	927	2,212

Total assets	$355,833	$363,194

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,836	$20,373
Current portion of senior term loans	9,268	9,268
Current portion of capitalized lease obligations	54	55
Accrued expenses:
Salaries and wages	4,467	5,523
Pricing allowances	8,242	6,118
Acquisition related costs	4,226	3,395
Income and other taxes	1,966	1,329
Deferred compensation	1,145	1,142
Other accrued expenses	9,137	12,797

Total current liabilities	55,341	60,000
Long term senior term loans	51,290	60,559
Bank revolving credit	43,495	34,532
Long term capitalized lease obligations	140	194
Long term unsecured subordinated notes to related party	44,062	42,108
Deferred compensation	5,932	5,923
Other non-current liabilities	5,605	5,258

Total liabilities	205,865	208,574

Guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	102,364	102,234

Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $.01 par, 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par, 20,000,000 shares authorized, 7,118,484 issued and outstanding	71	71
Additional paid-in capital	52,310	52,310
Accumulated deficit	(4,647)	—
Accumulated other comprehensive (loss) income	(130)	5

Total stockholders’ equity	47,604	52,386

Total liabilities and stockholders’ equity	$355,833	$363,194

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands)

	Successor			Predecessor
			Three Months	Nine Months
	Year ended	Year ended	ended	ended
	December 31,	December 31,	December 31,	September 30,
	2003	2002	2001	2001
Net sales	$318,441	$286,788	$60,040	$341,307
Cost of sales	143,770	126,174	25,598	197,743

Gross profit	174,671	160,614	34,442	143,564

Operating expenses:
Selling, general and administrative expenses	120,451	111,436	25,112	113,443
Depreciation	14,399	12,004	3,030	9,593
Amortization	1,437	1,485	1,588	2,895
Management fee to related party	1,800	1,800	250	—

Total operating expenses	138,087	126,725	29,980	125,931

Gain on termination of defined benefit pension plan (Note 14)	—	1,231	—	—
Other income (expense), net	681	320	173	(398)

Income from operations	37,265	35,440	4,635	17,235
Interest expense, net	15,405	13,227	3,616	9,222
Distributions on guaranteed preferred beneficial interests	12,231	12,231	3,058	9,174
Write-down of note receivable	11,258	—	—	—

(Loss) income from continuing operations before income taxes	(1,629)	9,982	(2,039)	(1,161)
Income tax provision (benefit)	3,018	3,879	(298)	1,229

(Loss) income from continuing operations	(4,647)	6,103	(1,741)	(2,390)

Equity in (loss) earnings of affiliate (Note 4)	—	—	(1,168)	1,063

Net (loss) income	$(4,647)	$6,103	$(2,909)	$(1,327)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Successor			Predecessor
	Year	Year	Three Months	Nine Months
	ended	ended	ended	ended
	December 31,	December 31,	December 31,	September 30,
	2003	2002	2001	2001
Cash flows from operating activities:
Net (loss) income	$(4,647)	$6,103	$(2,909)	$(1,327)
Adjustments to reconcile net (loss) income to net cash provided by (used for) operating activities:
Depreciation and amortization	15,836	13,489	4,618	12,488
Dispositions of property and equipment	—	1,269	—	—
Deferred income tax (benefit)	1,108	5,081	(298)	1,044
Loss (equity) in earnings of affiliate	—	—	1,168	(1,063)
PIK interest on unsecured subordinated notes	1,954	1,868	476	—
Write-down of note receivable	11,258	—	—	—
Changes in operating items, net of effects of acquisitions and divestitures:
(Increase) decrease in accounts receivable, net	(3,528)	892	7,179	(13,792)
(Increase) decrease in inventories, net	(4,989)	(1,184)	(764)	3,964
Decrease in income taxes receivable	—	—	—	27
(Increase) decrease in other assets	(1,236)	2,484	(491)	(356)
(Decrease) increase in accounts payable	(3,537)	1,302	(3,292)	(185)
(Decrease) increase in other accrued liabilities	(1,974)	(383)	3,163	(3,865)
Other items, net	1,925	(1,114)	(72)	2,013

Net cash provided by (used for) operating activities	12,170	29,807	8,778	(1,052)

Cash flows from investing activities:
Proceeds from sale of subsidiary, net of cash	—	—	18,047	—
Proceeds from sale/liquidation of discontinued operations	—	—	40	1,623
Costs from sale/liquidation of discontinued operations	—	—	(387)	(1,214)
Proceeds from sale of property and equipment	20	104	74	718
Payment for acquired businesses, net of cash	—	(21,592)	—	(5,003)
Capital expenditures	(11,479)	(22,989)	(2,796)	(12,179)
Capitalized royalties, licensing & slotting fees	—	—	(554)	(1,172)
Merger transaction fees	—	—	(2,503)	(3,112)
Increase (decrease) in net assets held for sale	—	—	5	(43)
Repurchase of common stock	—	(231)	—	—
Other investments	—	—	(1,000)	—
Other, net	(143)	1,062	(443)	(1,039)

Net cash (used for) provided by investing activities	(11,602)	(43,646)	10,483	(21,421)

Cash flows from financing activities:
Borrowings of senior term loans	—	20,220	55,000	—
Repayments of senior term loans	(9,269)	(4,518)	(3,125)	(250)
Borrowings (repayments) of revolving credit loans, net	8,963	480	(51,142)	30,083
Borrowings (repayments) of unsecured subordinated notes	—	—	1,197	(2,785)
Principal payments under capitalized lease obligations	(55)	(73)	(62)	(707)
Repayment of note issued for purchase of treasury stock	—	—	(1,261)	—
Dividends to shareholders	—	—	(17,718)	—
Prepayment penalty	—	—	(1,675)	—
Payment on STS preferred stock	—	(174)	—	—
Financing fees	(1,447)	(1,387)	(4,476)	5
Borrowings (repayments) under other credit facilities	—	—	—	(624)

Net cash (used for) provided by financing activities	(1,808)	14,548	(23,262)	25,722

Net (decrease) increase in cash and cash equivalents	(1,240)	709	(4,001)	3,249
Cash and cash equivalents at beginning of period	2,768	2,059	6,060	2,811

Cash and cash equivalents at end of period	$1,528	$2,768	$2,059	$6,060

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands)

					Total
		Additional		Accumulated Other	Stock-
	Common	Paid-in	Accumulated	Comprehensive	holders’
	Stock	Capital	Deficit	Income (loss) (1)	Equity
Beginning Balance - December 31, 2001	$71	$56,252	$(2,909)	$—	$53,414
Net Income			6,103		6,103
Change in cumulative foreign translation adjustment (1)				5	5
Purchase and retirement 20,000 shares of common stock		(231)			(231)
Dividends to stockholders		(3,711)	(3,194)		(6,905)

Ending Balance - December 31, 2002	71	52,310	—	5	52,386
Net Loss			(4,647)		(4,647)
Change in cumulative foreign translation adjustment (1)				(135)	(135)

Ending Balance - December 31, 2003	$71	$52,310	$(4,647)	$(130)	$47,604

(1)	The cumulative foreign translation adjustment represents the only item of other comprehensive income.

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

On September 26, 2001, SunSource Inc. was acquired by Allied Capital Corporation (“Allied Capital”) pursuant to the terms and conditions of an Agreement and Plan of Merger dated as of June 18, 2001, by and among Allied Capital, Allied Capital Lock Acquisition Corporation and SunSource. Certain members of management and other stockholders continued as stockholders of the Company after the merger. The total transaction value was $74,027, consisting of the cash purchase price paid to stockholders for the outstanding common stock of the Company aggregating $71,494 and management’s common shares valued at $2,533. The Company was the surviving entity in the merger and organized as an independently managed portfolio company of Allied Capital.

The Company’s Consolidated Statements of Operations and of Cash Flows for the periods presented prior to September 30, 2001 are referenced herein as the predecessor financial statements (the “Predecessor” or “Predecessor Financial Statements”). The Company’s Consolidated Balance Sheets as of December 31, 2003 and 2002, and its related Statements of Operations, Cash Flows and Changes in Stockholders’ Equity for the years ended December 31, 2003 and 2002 and for the three months ended December 31, 2001 are referenced herein as the successor financial statements (the “Successor” or “Successor Financial Statements”). The Successor Financial Statements include the effects of the merger transaction with Allied Capital, the Company’s debt refinancing and sale of an operating subsidiary completed subsequent to the merger transaction with Allied Capital (see allocation of the purchase price below and reference Note 4, Acquisitions and Divestitures and Note 9, Long-Term Debt, for information related to these events). For purposes of these financial statements, the final two business days of operation in September 2001 after the merger transaction with Allied Capital are presented as part of the Predecessor Financial Statements because the results from these two days are immaterial for separate presentation.

The accompanying Financial Statements reflect the allocation of the aggregate purchase price of $74,027 to the assets and liabilities of the Company based on fair values at the date of the merger in accordance with Accounting Principles Board Opinion #16, “Accounting for Business Combinations”, for transactions initiated prior to June 30, 2001. The following table reconciles the fair value of the acquired assets and assumed liabilities to the total purchase price:

Accounts Receivable	$58,439
Inventory	71,857
Property and equipment	58,589
Goodwill	125,881
Intangible assets	12,924
Other current assets	31,255
Other non-current assets	36,858

Total assets acquired	395,803
Less:
Liabilities assumed	219,704
Guaranteed preferred beneficial interest in the Company’s junior subordinated debentures	102,072

Total assumed liabilities	321,776

Total purchase price	$74,027

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

1.	Basis of Presentation (continued):

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

The following unaudited pro forma consolidated net sales and net income (loss) for the years ended December 31, 2002 and 2001 assume that the acquisition of SunSource, its subsequent refinancing and the acquisitions and dispositions described in Note 4, Acquisitions and Divestitures, were consumed on January 1, 2001:

	2002	2001
Net Sales	$304,107	$275,608
Net Income (loss)	$6,692	$(3,570)

Nature of Operations:

The Company is one of the largest providers of value-added merchandising services and hardware-related products to retail markets in North America through its wholly-owned subsidiary, The Hillman Group, Inc. (the “Hillman Group”). A subsidiary of the Hillman Group operates in Canada under the name The Hillman Group Canada, Ltd. The Hillman Group provides merchandising services and products such as fasteners and related hardware items, key duplication equipment, keys and related accessories, and identification equipment and items to retail outlets, primarily hardware stores, home centers and mass merchants. The Company has approximately 20,000 customers, the largest three of which accounted for 36.3% of net sales in 2003. The average single sale in 2003 was less than six hundred dollars.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

2. Summary of Significant Accounting Policies:

Cash Equivalents:

Cash equivalents consist of commercial paper, U.S. Treasury obligations and other liquid securities purchased with initial maturities less than 90 days and are stated at cost which approximates market value.

Restricted Investments:

Restricted investments, which are carried at market value, represent assets held in a Rabbi Trust to fund deferred compensation liabilities due to the Company’s employees. See Note 11, Deferred Compensation Plans.

Inventories:

Inventories consisting predominantly of finished goods are valued at the lower of cost or market, cost being determined principally on the first-in, first-out method. Excess and obsolete inventories are carried at net realizable value. The historical usage rate is the primary factor used by the Company in assessing the net realizable value of excess and obsolete inventory. A reduction in the carrying value of an inventory item from cost to market is recorded for inventory with no usage in the preceding twenty-four month period or with on hand quantities in excess of twenty-four months average usage.

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

Goodwill and Other Intangible Assets:

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, effective January 1, 2002. Under SFAS No. 142, goodwill and certain other intangible assets are no longer amortized but are reviewed for impairment. In connection with the adoption of SFAS No. 142, the Company completed the first step of the transitional goodwill impairment test, which required the Company to compare the fair value of its reporting unit to the carrying value of the net assets of the reporting unit as of January 1, 2002. Based on this analysis, the Company concluded that no impairment existed at the time of adoption, and, accordingly, the Company did not recognize any transitional impairment loss.

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

Results for periods prior to the adoption of SFAS 142 have not been restated to reflect the effect of discontinuing goodwill amortization. The following table reconciles the reported net income (loss) to results that would have been reported if SFAS 142 had been adopted as of January 1, 2001:

	Year ended December 31,
	2003	2002	2001
Reported net (loss) income	$(4,647)	$6,103	$(4,236)
Goodwill amortization, net of income taxes	—	—	3,001

Adjusted net (loss) income	$(4,647)	$6,103	$(1,235)

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

Shipping and Handling:

The costs incurred to ship product to customers, including freight and handling expenses, are included in selling, general and administrative expenses on the Company’s Statements of Operations. For the three years ended December 31, 2003, shipping and handling costs included in selling, general and administrative were $15,916 for 2003, $13,913 for 2002 and $11,362 for 2001.

Research and Development:

The Company incurs research and development costs in connection with improvements to the key duplicating and engraving machines. For the three years ended December 31, 2003, research and development expenses, consisting primarily of internal wages and benefits, were $1,381 for 2003, $1,510 for 2002, and $1,482 for 2001.

Fair Value of Financial Instruments:

Cash, accounts receivable, short-term borrowings, accounts payable, accrued liabilities and bank revolving credit are reflected in the consolidated financial statements at fair value due to the short-term maturity or revolving nature of these instruments. The fair values of the Company’s debt instruments are disclosed in Note 9, Long-Term Debt. The fair value of the Trust Preferred Securities is disclosed in Note 12, Guaranteed Preferred Beneficial Interests in the Company’s Junior Subordinated Debentures.

Translation of Foreign Currencies:

The translation of the Company’s Canadian foreign currency based financial statements into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period.

Comprehensive (Loss) Income:

The components of comprehensive (loss) income for the years ended December 31, 2003, 2002 and 2001 were as follows:

	2003	2002	2001
Net (loss) income	$(4,647)	$6,103	$(4,236)
Foreign currency translation adjustment	(135)	5	—

Comprehensive (loss) income	$(4,782)	$6,108	$(4,236)

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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

2. Summary of Significant Accounting Policies (continued):

Reclassifications:

Certain amounts in the 2002 and 2001 consolidated financial statements have been reclassified to conform to the 2003 presentation.

3. Recent Accounting Pronouncements:

In November 2002, the FASB issued Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 requires that a guarantor must recognize, at the inception of a guarantee, a liability for the fair value of the obligation that it has undertaken in issuing a guarantee. FIN No. 45 also addresses the disclosure requirements that a guarantor must include in its financial statements for guarantees issued. The disclosure requirements in this interpretation were effective for financial statements ending after December 15, 2002. The initial recognition and measurement provisions of this interpretation were applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted the provisions of FIN No. 45 effective January 1, 2003. The adoption of FIN 45 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities” (an interpretation of Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements”). This Interpretation is intended to clarify the application of the majority voting interest requirement of ARB No. 51, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The controlling financial interest may be achieved through arrangements that do not involve voting interests. FIN No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. FIN No. 46 is effective immediately to variable interests in a variable interest entity (“VIE”) created or obtained after January 31, 2003. As amended by FASB Staff Position (“FSP”) FIN 46-6, FIN No. 46 became effective for variable interests in a VIE created before February 1, 2003 at the end of the first interim or annual period ending after December 15, 2003.

Subsequent to issuing FIN No. 46 and FSP FIN 46-6, the FASB continued to propose modifications and issue FSP’s that changed and clarified FIN No. 46. These modifications and FSP’s were subsequently incorporated into FIN No. 46 (revised) (“FIN No. 46R”), which replaces FIN No. 46. Among other things, relative to FIN No. 46, FIN No. 46R a) essentially excludes operating businesses from its provisions subject to four conditions, b) states the provisions of FIN No. 46R are not required to be applied if a company is unable, subject to making an exhaustive effort, to obtain the necessary information, c) includes new definitions and examples of what variable interests are, d) clarifies and changes the definition of a variable interest entity, and e) clarifies and changes the definition and treatment of de facto agents, as that term is defined in FIN No. 46 and FIN No. 46R. FIN No. 46R was issued December 23, 2003. The Company will apply FIN No. 46R to all variable interest entities at the end of the first quarter of 2004.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

3. Recent Accounting Pronouncements (continued):

When FIN No. 46R becomes fully effective for the Company in the first quarter of 2004, the Company will be required to deconsolidate the accounts of the Hillman Group Capital Trust because the call feature may no longer be considered as a condition for consolidation. As a result, the current balance sheet caption that reads “Guaranteed preferred beneficial interests in the Company’s junior subordinated debentures” will be revised to read “Junior subordinated debentures” in the same dollar amount as the Trust Preferred Securities. Within the statement of operations, the “Distributions on guaranteed preferred beneficial interests” will be reclassified as interest expense.

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

The accompanying financial statements reflect the allocation of the aggregate purchase price of $15,218 to the assets and liabilities of the Company based on fair values at the date of the transaction in accordance with SFAS No. 141, “Business Combinations.” The following table reconciles the fair value of the acquired assets and assumed liabilities to the total purchase price:

Accounts Receivable	$3,658
Inventory	7,323
Property and equipment	2,490
Other Assets	3,523
Goodwill	5,976

Total assets acquired	22,970
Less assumed liabilities	7,752

Total purchase price	$15,218

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

4. Acquisitions and Divestitures (continued):

In connection with the DIY acquisition, the Company developed an overall plan that included the elimination of redundant headcount and facilities. In accordance with EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” the Company accrued $3,395 of estimated costs related to the DIY acquisition plan in the fourth quarter of 2002. The estimated costs consisted of approximately $1,500 of fixed asset disposals, $900 of facilities lease costs, $500 of inventory conversion and relocation expense and $495 for planned workforce reductions. The integration was substantially completed by December 31, 2003.

Additional reserves of $3,470, before tax adjustments of $1,422, have been established in 2003 for acquisition related costs associated with the purchase of DIY and recorded to goodwill. Additional costs include severance of $256, facility lease of $1,230, inventory adjustments of $832, and customer conversion costs which include product buybacks of $1,581. The actual cost of fixed asset disposals was $429 less than the original estimate.

The following table provides a rollforward from December 31, 2002 to December 31, 2003 of the remaining liabilities and acquisition related charges recorded by the Company:

	Severence &	Facility	Inventory	Fixed Asset	Customer
	Related Costs	Lease	Adjustments	Disposal	Conversions	Total
Balances at December 31, 2002	$495	$900	$500	$1,500	$—	$3,395
Additions (Reductions)	256	1,230	832	(429)	1,581	3,470
Payments	(217)	—	(952)	(1,071)	(399)	(2,639)

Balances at December 31, 2003	$534	$2,130	$380	$—	$1,182	$4,226

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

On April 13, 2002, the Company entered into a Unit Repurchase Agreement with GC-Sun Holdings, L.P. (“G-C”), pursuant to which G-C exercised its call right under the G-C partnership agreement to purchase the Company’s interest in G-C. The Unit Repurchase Agreement closed on June 25, 2002. In exchange for its interest with G-C, the Company received a $10,000 subordinated note from G-C. Interest on the note is payable quarterly at a rate of 18% from May 1, 2002 to April 30, 2003, 17% from May 1, 2003 to April 30, 2004, and 16% thereafter. G-C’s payment of interest on the note is subject to certain restrictions under the terms of the subordinated note agreement. If such restrictions do not permit the current payment of interest in cash when due, accrued interest is added to the principal.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

4. Acquisitions and Divestitures (continued):

In February 2003, G-C sold the assets of its largest operating division, Kar Products. The proceeds of the sale were primarily used to pay down G-C’s senior creditors. Following the sale of Kar Products, the Company estimated the enterprise value of G-C based on the cash flows and book value of the remaining operating division under a held for sale methodology. The excess of the estimated enterprise value less debt obligations senior to the G-C note were determined to be insufficient to support the value of the G-C note and accrued interest. Accordingly, the Company recorded a $11,258 charge to income during the year ended December 31, 2003 to write-down the face value of the note and accrued interest thereon to zero.

On September 28, 2001 the Company sold substantially all of the assets of its Technology Services subsidiary. The sales price aggregated $25,546 in cash and preferred stock, subject to post-closing adjustments, plus the assumption of certain liabilities by the buyer. The sale of assets resulted in no gain or loss on the sale transaction because the assets and liabilities of Technology Services were recorded at fair value in conjunction with the merger transaction with Allied Capital. In the fourth quarter of 2001, the cash proceeds of $17,746 from the sale of STS were distributed to Allied Capital and certain members of management, who are the remaining stockholders of the Company. The Technology Services preferred stock of $6,000 and accrued dividends thereon of $731 were distributed to the Company’s common shareholder in the fourth quarter of 2002.

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

5. Related Party Transactions

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

On September 26, 2001, the Company was acquired by Allied Capital pursuant to the terms and conditions of an Agreement and Plan of Merger dated as of June 18, 2001. See Note 1, Basis of Presentation, Note 4, Acquisitions, and Note 9, Long-Term Debt. In connection with the merger transaction, the Company is obligated to pay management fees to a subsidiary of Allied Capital for management services rendered in the amount of $250 for calendar year 2001 and $1,800 for each calendar year thereafter. The Company has recorded a management fee charge of $1,800, $1,800 and $250 on the Successor’s Statement of Operations for the year ended December 31, 2003 and 2002 and the three months ended December 31, 2001, respectively. Payment of management fees are due annually after delivery of the Company’s annual audited financial statements to the Board of Directors of the Company. The management fee for the year ended December 31, 2002 was paid in March 2003 and the management fee for the three months ended December 31, 2001 was paid in March 2002.

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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

6. Income Taxes

The components of the Company’s provision (benefit) for income taxes from continuing operations for the three years ended December 31, 2003 were as follows:

	Successor			Predecessor
	Year	Year	Three Months	Nine Months
	ended	ended	ended	ended
	December 31,	December 31,	December 31,	September 30,
	2003	2002	2001	2001
Current:
Federal & State	$397	$232	$—	$(292)
Foreign	—	—	—	185

Total current	397	232	—	(107)

Deferred:
Federal & State	2,748	3,872	(298)	268
Foreign	—	—	—	—

Total deferred	2,748	3,872	(298)	268

Valuation allowance	(127)	(225)	—	1,068

Provision (benefit) for income taxes	$3,018	$3,879	$(298)	$1,229

The Company has U.S. federal net operating loss (“NOL”) carryforwards for tax purposes, totaling $51,718 as of December 31, 2003, that are available to offset future taxable income. These carryforwards expire from 2019 to 2021. Limitations on utilization may apply to approximately $46,497 of these loss carryforwards. Management believes that these losses will be fully utilized prior to the expiration date. No valuation allowance has been provided against the federal NOL.

The Company has state net operating loss carryforwards with an aggregate tax benefit of $4,289 which expire from 2004 to 2021. A valuation allowance of $4,289 has been established for these deferred tax assets.

The Company has federal unused capital losses totaling $36,708 as of December 31, 2003 that are available to offset future capital gains. These carryforwards expire in 2006. A valuation allowance of $12,481 has been established for these deferred tax assets. The Company also has $283 of general business tax credits which expire from 2009 to 2021. A valuation allowance of $283 has been established for these tax credits. In 2003, the change in the valuation reserve is due to an adjustment and utilization of capital loss and state net operating loss carryforwards.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

6. Income Taxes (continued):

The table below reflects the significant components of the Company’s net deferred tax assets and liabilities at December 31, 2003 and 2002:

	As of December 31, 2003		As of December 31, 2002
	Current	Non-current	Current	Non-current
Deferred Tax Assets:
Inventory	$5,060	$—	$5,108	$—
Bad debt reserve	797	—	591	—
Casualty loss reserve	960	1,032	845	399
Deferred compensation	468	2,428	487	2,428
Acquisition related/severance reserve	2,125	—	2,135	—
Federal net operating loss	—	17,584	—	17,647
State net operating loss	—	4,289	—	5,405
Tax credit carryforwards	—	283	—	283
Transaction costs	—	635	—	661
Federal capital loss carryforwards	—	12,481	—	12,748
All other items	1,749	945	1,745	503

Gross deferred tax assets	11,159	39,677	10,911	40,074
Valuation allowance for deferred tax assets	(5,876)	(11,407)	(3,248)	(11,518)

Net deferred tax assets	$5,283	$28,270	$7,663	$28,556

Deferred Tax Liability:
Intangible Asset Amortization	$—	$1,992	$—	$1,208
Property and equipment	—	5,800	—	4,473
Note receivable	—	—	—	3,670
All other items	—	(20)	—	(21)

Gross deferred tax liabilities	$—	$7,772	$—	$9,330

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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

6. Income Taxes (continued):

Below is a reconciliation of statutory income tax rates to the effective income tax rates for the periods indicated:

	Successor			Predecessor
	Year	Year	Three Months	Nine Months
	ended	ended	ended	ended
	December 31,	December 31,	December 31,	September 30,
	2003	2002	2001	2001
Statuatory federal income tax rate	34.0%	34.0%	-34.0%	-34.0%
Impact of foreign losses for which a current tax benefit is not available	-7.3%	0.0%	0.0%	0.0%
State and local income taxes, net of U.S. federal income tax benefit	-3.5%	6.7%	0.2%	-6.7%
Increase in valuation allowance	-208.7%	0.0%	0.0%	0.0%
Other permanent differences, principally amortization of intangible assets	-19.9%	-1.8%	24.5%	1294.8%
Effect of change in valuation allowances	20.1%	0.0%	0.0%	0.0%

Effective income tax rate	-185.3%	38.9%	-9.3%	1254.1%

7. Property and Equipment:

Property and equipment consists of the following at December 31, 2003 and 2002:

	Estimated
	Useful Life
	(Years)	2003	2002
Land		$131	$131
Buildings	27	884	863
Leasehold improvements	3-10	4,029	4,706
Machinery and equipment	3-10	74,859	61,014
Furniture and fixtures	3-5	1,511	1,430
Construction in process		—	9,434

Property and equipment, gross		81,414	77,578
Less accumulated depreciation		16,813	8,982

Property and equipment, net		$64,601	$68,596

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

8. Intangible Assets:

Intangible assets subject to amortization consist of the following as of December 31, 2003 and 2002:

	2003	2002
Trademarks	$6,500	$6,500
Patents	6,700	6,700
Proprietary software	1,000	1,000
Non-compete agreements	1,250	1,250

Intangible assets, gross	15,450	15,450
Less: Accumulated amortization	5,819	4,382

Intangible assets, net	$9,631	$11,068

Amortization expense for intangible assets for the year ended December 31, 2003 was $1,437. Amortization expense for the next five years is estimated to be as follows:

Year Ended
December 31	Amount
2004	$1,239
2005	$1,223
2006	$1,223
2007	$1,223
2008	$498

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

The Senior Credit Agreement, among other provisions, contains financial covenants requiring the maintenance of specific coverage ratios and levels of financial position, restricts the incurrence of additional debt, and the sale of assets, and permits acquisitions only with the consent of the lenders. If the Company sells a significant amount of assets as defined in the Credit Agreement, it must make a repayment in an amount equal to the net proceeds of such sale. Such repayments shall be applied to the Term Loans and at any time after the Term Loans have been

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

9. Long-Term Debt (continued):

repaid in full, such repayments shall then be applied to reduce the outstanding principal balance of the Revolver. The Company was in compliance with all provisions of the Senior Credit Agreement as of December 31, 2003.

On May 1, 2002 the Credit Agreement was amended to provide an additional $10,000 of availability under the revolving credit facility and to increase Term Loan A by $15,000. In addition to funding the purchase of certain assets of the Lowe’s specialty fastener business from R&B, Inc., (see Note 4, Acquisitions) the cash proceeds and additional availability was used to finance the expansion and automation of the Company’s distribution facilities.

On December 23, 2002 the Credit Agreement was amended to provide an additional $4,780 of availability under the revolving credit agreement and to increase Term Loan A by $2,500 and Term Loan B by $2,720. The proceeds were used to fund the previously completed acquisition of the DIY Business.

The Company incurred an additional $1,447 and $1,387 of financing fees for the years ended December 31, 2003 and 2002 in connection with the amendments to the senior credit agreement described above. These financing fees have been capitalized and are being amortized over the remaining term of the revolver and term loans.

On December 28, 2000, the Company issued $30,000 of unsecured subordinated notes (the “Subordinated Debt Issuance”), maturing December 28, 2006 to Allied Capital. On September 28, 2001 the Company amended the Subordinated Debt Issuance to increase the existing subordinated debenture to $40,000 maturing on September 29, 2009 (the “Amended Subordinated Debt Issuance”). Interest on the Amended Subordinated Debt Issuance is at a fixed rate of 18.0% per annum, with cash interest payments required on a quarterly basis at a fixed rate of 13.5% commencing November 15, 2001. The outstanding principal balance of the Amended Subordinated Debt Issuance shall be increased on a quarterly basis at the remaining 4.5% fixed rate (the “PIK Amount”). All of the PIK Amounts are due on the fifth anniversary of the Amended Subordinated Debt Issuance. The outstanding principal balance of the Amended Subordinated Debt Issuance is included in long term unsecured subordinated notes to related party on the Company’s consolidated balance sheet at December 31, 2003 in the amount of $44,062 of which $4,062 represents the PIK amount.

As of December 31, 2003 and 2002, long-term debt is summarized as follows:

	2003	2002
Revolving Credit Agreement	$43,495	$34,532
Term Loan A	24,003	32,732
Term Loan B	36,555	37,095
Subordinated Debt Notes	44,062	42,108
Capital Leases	194	249

	148,309	146,716
Less: amounts due in one year	9,322	9,323

Long-term debt	$138,987	$137,393

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

9. Long-Term Debt (continued):

The aggregate minimum principal maturities of the long-term debt for each of the five fiscal years following December 31, 2003, are as follows:

2004	$9,322
2005	9,311
2006	58,935
2007	17,574
2008	13,167
2009 and thereafter	40,000

As of December 31, 2003, the Company had $17,062 available under the Revolver. The Company had letter of credit commitments outstanding of $4,223 at December 31, 2003.

As of December 31, 2003, the estimated fair value of the Company’s Term Loans approximates the recorded value as determined in accordance with SFAS 107. The Company discounted the future cash flows of its Term Loans based on borrowing rates for debt with similar terms and remaining maturities. The fair value estimate is made at a specific point in time, is subjective in nature, and involves uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimate.

10. Leases:

Certain warehouse and office space and equipment are leased under capital and operating leases with terms in excess of one year. Future minimum lease payments under noncancellable leases consisted of the following at December 31, 2003:

	Capital	Operating
	Leases	Leases
2004	$68	$6,945
2005	53	5,778
2006	50	4,121
2007	41	2,934
2008	17	1,793
Later years	0	10,213

Total minimum lease payments	229	$31,784

Less amounts representing interest	(35)

Present value of net minimum lease payments (including $54 currently payable)	$194

Total rental expense for all operating leases from continuing operations amounted to $8,913 in 2003, $7,560 in 2002, and $7,089 in 2001. Certain leases are subject to terms of renewal and escalation clauses.

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

As of December 31, 2003 and 2002, the Company’s consolidated balance sheet included $7,077 and $7,065, respectively, in restricted investments representing the assets held in mutual funds to fund deferred compensation liabilities due to the Company’s current and former employees. The current portion of the restricted investments was $1,145 and $1,142 as of December 31, 2003 and 2002, respectively.

During the three years ended December 31, 2003, distributions from the deferred compensation plans aggregated $948 in 2003, $1,142 in 2002, and $4,539 in 2001.

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

The Company has guaranteed on a subordinated basis the payment of distributions on the Trust Preferred Securities and payments on liquidation of the Trust and redemption of Trust Preferred Securities (the “Preferred Securities Guarantee”). The sole assets of the Trust are the Junior Subordinated Debentures and the obligations of the Company under the Indenture. The Preferred Securities Guarantee and the Junior Subordinated Debentures in the aggregate constitute a full and unconditional guarantee by the Company of the Trust’s obligations under the Trust Preferred Securities.

The Trust Preferred Securities have equity characteristics but creditor’s rights and are therefore classified between liabilities and stockholders’ equity on the balance sheet. On September 26, 2001, the Trust Preferred Securities were recorded at a fair value of $102,072 based on the price of the Trust Preferred Securities of $24.20 upon close of trading on the American Stock Exchange on that date. The Trust Preferred Securities have a liquidation value of $25.00 per security. The discount on the Trust Preferred Securities as of September 26, 2001 to their liquidation value of $105,446, or $3,374 is amortized over the remaining life of the Trust Preferred Securities. The fair value of the Trust Preferred Securities

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

12.	Guaranteed Preferred Beneficial Interests in the Company’s Junior Subordinated Debentures (continued):

on December 31, 2003 was $111,770 based on the closing price on the American Stock Exchange of $26.50 per security on that date.

The interest payments on the Junior Subordinated Debentures underlying the Trust Preferred Securities, aggregating $12,231 per year, are deductible for federal income tax purposes under current law and will remain an obligation of the Company until the Trust Preferred Securities are redeemed or upon their maturity in 2027.

The Company has the right to redeem the Trust Preferred Securities, in whole or in part, on or after September 30, 2002, upon not less than 30 days notice, at a redemption price equal to the face value of the securities to be redeemed.

13. Stockholders’ Equity:

Common Shares Issued to Certain Non-Employee Directors:

Under the Company’s Stock Compensation Plan for Non-Employee Directors, certain non-employee directors were issued 16,807 common shares in the first nine months of 2001, which resulted in a compensation charge of $58.

Stock Options:

During the two years ended December 31, 2001, the Company provided employees equity incentive compensation in the form of grants of incentive stock options, non-qualified stock options and restricted stock in accordance with the Company’s Equity Compensation Plan (the “Existing Equity Plan”). No equity incentive compensation was provided to employees during the two years ended December 31, 2003. The aggregate numbers of common shares that may be issued or transferred under the Existing Equity Plan is 2,150,000 common shares. Immediately prior to the merger transaction with Allied Capital, the Company had 1,120,000 stock options outstanding which were granted in accordance with the Existing Equity Plan.

On September 26, 2001, in conjunction with the merger transaction, 131,500 of these options were converted to common shares and 545,500 stock options were cancelled. During the fourth quarter of 2001, 3,359 of these stock options were exercised. In the third quarter of 2002, 50,000 of these stock options were cancelled and in the fourth quarter of 2003, 20,000 were cancelled. The balance of the outstanding stock options will remain in effect pursuant to the same terms and conditions of the Existing Equity Plan in connection with the merger transaction. The roll-over options are summarized as follows:

Grant Date	Number of Options Outstanding	Exercise Price Per Share
May 1, 2000	22,500	$3.825
May 1, 2000	188,500	$4.500
May 23, 2001	22,500	$3.400
May 23, 2001	136,141	$4.000

Total	369,641

In conjunction with the merger transaction with Allied Capital, the Company has reserved 1,337,316 stock options for issuance under the SunSource Inc. 2001 Stock Incentive Plan (the “New Equity Plan”). Under the New Equity Plan, the stock options are intended to vest over four years with 25% of the options vesting on

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

13. Stockholders’ Equity (continued):

each anniversary of the merger through the end of year four. No awards have been made under New Equity Plan as of December 31, 2003. The Company will issue 1,085,116 options under the New Equity Plan prior to the close of the Merger Agreement more fully described in Note 20, Subsequent Events. Upon issuance of the options, the Company will record a charge to income equal to the excess of the fair market value of the shares less the exercise price. Based on the $510 million transaction value, the excess of the fair market value of the shares issued under the New Equity Plan will be approximately $24.3 million.

Dividends:

In the fourth quarter of 2002, the Company distributed a cash dividend of $174 and STS OP preferred stock with a book value of $6,731 to the shareholders of the Company’s common stock.

During the fourth quarter of 2001, in connection with the proceeds from the sale of STS Business, the Company distributed a cash dividend of $17,718 to the shareholders of the Company’s common stock.

14. Retirement Benefits:

In December 2000, the Board of Directors approved a proposal to merge the STS Plan with another Company owned plan which was held for certain divested operations. In April 2002, the settlement of the STS Plan was completed and the Company received cash proceeds from plan assets in excess of settlement obligations totaling $3,903. Other income for the year ended December 31, 2002 includes a favorable income adjustment of $1,231 resulting from final settlement of the STS Plan.

The Technology Services subsidiary also had a post-retirement benefit plan. The benefit obligation of this plan was assumed by the buyer of Technology Services when the subsidiary was sold on September 28, 2001. The Company’s net-post retirement expense for the nine months ended September 30, 2001 was $58.

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

Costs (income) charged to operations under all retirement benefit plans for the three years ended December 31, 2003 was as follows:

	2003	2002	2001
Defined contribution plans	$827	$1,905	$2,541
Defined benefit plans	—	(1,231)	58

Total	$827	$674	$2,599

15. Commitments and Contingencies:

The Company self insures its product liability, worker’s compensation and general liability losses up to $250 per occurrence. Catastrophic coverage is maintained for occurrences in excess of $250 up to $25,000. As of December 31, 2003, the Company has provided insurers letters of credit aggregating $4,223 related to its product liability, workers compensation and general liability coverage.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

15. Commitments and Contingencies (continued):

The Company self insures its group health claims up to an annual stop loss limit of $125 per participant. Aggregate coverage is maintained for annual group health insurance claims in excess of 125% of expected claims.

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

16. Statements of Cash Flows:

Supplemental disclosures of cash flow information are presented below:

	Successor			Predecessor
	Year	Year	Three Months	Nine Months
	ended	ended	ended	ended
	December 31,	December 31,	December 31,	September 30,
	2003	2002	2001	2001
Cash paid (refunded) during the period for:
Interest	$15,405	$13,227	$1,983	$9,263

Income taxes	$338	$(179)	$(49)	$304

Non-cash operating activities:
Issuance of shares of common stock to certain non-employee directors	$—	$—	$—	$58

Cash investing activities:
Acquisitions (see Note 4, Acquisitions and Divestitures):
Fair value of assets acquired, including goodwill	$—	$21,592	$—	$5,003

Cash paid for acquired businesses	$—	$21,592	$—	$5,003

Non-cash investing activities:
Exchange of G-C interest for subordinated G-C note (Note 4)	$—	$10,000	$—	$—

Non-cash financing activities:
Accrued and unpaid distributions on trust preferred securities	$—	$—	$—	$1,019

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

17. Quarterly Data (unaudited):

2003	Fourth	Third	Second	First
Net Sales	$78,134	$86,055	$84,263	$69,989
Gross Profit	43,136	47,237	45,973	38,325
Net income (loss)	(2,100)	1,720	1,578	(5,845)

2002	Fourth	Third	Second	First
Net Sales	$71,878	$75,707	$75,778	$63,425
Gross Profit	41,268	42,636	41,760	34,950
Net income (loss)	1,476	2,789	3,100	(1,262)

The Company recorded a $3,601 charge to income during the quarter ended December 31, 2003 to write-down the remaining face value of the G-C note to zero.

18. Concentration of Credit Risks:

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade receivables. The Company places its cash and cash equivalents with high credit quality financial institutions. Concentrations of credit risk with respect to sales and trade receivables are limited due to the large number of customers comprising the Company’s customer base and their dispersion across geographic areas. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. For the year ended December 31, 2003, the largest three customers accounted for 36.3% of sales and 40.6% of the year-end accounts receivable balance. No other customer accounted for more than 10% of the Company’s total sales in 2003.

Concentration of credit risk with respect to purchases and trade payables are limited due to the large number of vendors comprising the Company’s vendor base, with dispersion across different industries and geographic areas. The Company’s largest vendor in terms of annual purchases accounted for 8.7% of the Company’s total purchases for ongoing operations and 7.5% of the Company’s total trade payables for ongoing operations on December 31, 2003.

19. Segment Information:

The Successor is organized as a single business segment and the Predecessor has two reportable segments (see Note 1, Basis of Presentation) which were disaggregated based on the products and services provided, markets served, marketing strategies and delivery methods.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales are immaterial. The Company measures segment profitability and allocates corporate resources based on each segment’s Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) which is defined as income from operations before depreciation and amortization. Management believes that EBITDA provides useful information regarding the Company’s ability to service debt. EBITDA is not a measure of operating performance computed in accordance with generally accepted accounting principles (GAAP) and should not be considered as a substitute for operating

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

19. Segment Information, (continued):

income, net income, cash flows from operating activities, or other statement of operations or cash flows from operating activities, or other statement of operations or cash flow data prepared in conformity with GAAP, or as a measure of profitability or liquidity. The Company also measures the segments on performance on their tangible asset base.

The table below provides the Company’s segment disclosures and is followed by reconciliations of the segment amounts to the consolidated amounts where appropriate:

	Successor			Predecessor
	Year	Year	Three Months	Nine Months
	ended	ended	ended	ended
	December 31,	December 31,	December 31,	September 30,
	2003	2002	2001	2001
Net Sales
Technology Services (STS)	$—	$—	$—	$152,561
Hillman Group	318,441	286,788	60,040	188,746

Consolidated net sales	$318,441	$286,788	$60,040	$341,307

Gross Profit
Technology Services (STS)	$—	$—	$—	$37,023
Hillman Group	174,671	160,614	34,442	106,541

Consolidated gross profit	$174,671	$160,614	$34,442	$143,564

EBITDA
Technology Services (STS)	$—	$—	$—	$(1,205)
Hillman Group	54,901	51,574	10,182	35,007

Consolidated EBITDA	$54,901	$51,574	$10,182	$33,802

Tangible Assets
Technology Services (STS)	$—	$—	$—	N/A
Hillman Group	172,981	168,463	146,331	N/A

Consolidated tangible assets	$172,981	$168,463	$146,331	N/A

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

19. Segment Information, (continued):

	Successor			Predecessor
	Year	Year	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	12/31/03	12/31/02	12/31/01	9/30/01
Capital Expenditures
Technology Services (STS)	$—	$—	$—	$427
Hillman Group	11,479	22,989	2,796	11,752

Consolidated capital expenditures	$11,479	$22,989	$2,796	$12,179

Depreciation
Technology Services (STS)	$—	$—	$—	$1,616
Hillman Group	14,399	12,004	3,030	7,946

Segment depreciation	14,399	12,004	3,030	9,562
Corporate depreciation	—	—	—	31

Consolidated depreciation	$14,399	$12,004	$3,030	$9,593

Geographic Segment Data
Net Sales
United States	$316,950	$285,571	$59,875	$330,832
Canada	1,491	1,217	165	10,475

Consolidated net sales	$318,441	$286,788	$60,040	$341,307

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

19. Segment Information, (continued):

	Successor			Predecessor
	Year	Year	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	12/31/03	12/31/02	12/31/01	9/30/01
Reconciliation of Segment Profit to (Loss) Income from Continuing Operations Before Income Taxes
Segment profit - EBITDA	$54,901	$51,574	$10,182	$33,802
Dividend income - STS Operating, Inc.	—	546	185	—
Depreciation	(14,399)	(12,004)	(3,030)	(9,593)
Amortization	(1,437)	(1,485)	(1,588)	(2,895)
Management fee expense	(1,800)	(1,800)	(250)	—
Corporate expenses	—	(2,622)	(864)	(4,079)

Income before non-recurring charges	37,265	34,209	4,635	17,235
Non-recurring gains:
Gain on termination of pension plan	—	1,231	—	—

Income from operations	37,265	35,440	4,635	17,235
Interest expense, net	(15,405)	(13,227)	(3,616)	(9,222)
Distribution on guaranteed preferred beneficial interests	(12,231)	(12,231)	(3,058)	(9,174)
Write-down of note receivable	(11,258)	—	—	—

(Loss) income from continuing operations before income taxes	$(1,629)	$9,982	$(2,039)	$(1,161)

Reconciliation of Segment Tangible Assets to Total Assets
Segment tangible assets	$172,981	$168,463	$146,331	N/A
Goodwill	134,725	132,677	120,585	N/A
Other intangible assets	9,631	11,068	12,553	N/A
Deferred income taxes	25,781	26,889	29,976	N/A
Deferred financing fees	5,638	5,774	5,536	N/A
Assets held for sale	—	—	146	N/A
Other corporate assets	7,077	18,323	24,834	N/A

Consolidated total assets	$355,833	$363,194	$339,961	N/A

20. Subsequent Event:

On February 14, 2004 Allied Capital and the Company entered into a Merger Agreement to sell 100% of the Company’s outstanding common stock to HCI Acquisition Companies, Inc., an affiliate of Code Hennessy & Simmons LLC, and certain members of management. The Merger Agreement has a total transaction value of approximately $510 million for the sale of the company, including repayment of outstanding debt and including the value of the company’s outstanding Trust Preferred Securities. The Merger Agreement is subject to a working capital adjustment and certain closing conditions and is anticipated to close by the beginning of the second quarter of 2004.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

20. Subsequent Event, (continued):

The Company’s Trust Preferred Securities will remain outstanding and will not be converted or exchanged in connection with the merger.

Financial Statement Schedule:

Schedule II - VALUATION ACCOUNTS

(dollars in thousands)

	Deducted From Assets in Balance Sheet
			Allowance for
	Allowance for		Obsolete/
	Doubtful		Excess
	Accounts		Inventory
Balance, December 31, 2000 - Predecessor	$1,400		$6,358
Additions charged to cost and expense	430		1,699
Deductions due to:
Others	228	(A)	1,068	(A)

Balance, September 30, 2001 - Predecessor	1,602		6,989
Additions charged to cost and expense	495		(4)
Deductions due to:
Sale of division	1,038		3,436
Merger transaction	—		—
Others	522	(A)	(378	)(A)

Balance, December 31, 2001 - Successor	537		3,927
Additions charged to cost and expense	277		654
Additions for DIY Acquisition	100		1,419
Deductions due to:
Others	359	(A)	1,625	(A)

Ending Balance - December 31, 2002 - Successor	555		4,375
Additions charged to cost and expense	63		697
Deductions due to:
Others	94	(A)	1,883	(A)

Ending Balance - December 31, 2003 - Successor	$524		$3,189

Notes:

(A)	Includes write-off of accounts receivable (net of bad debt recoveries) and inventories.

Item 9 – Changes in and Disagreements on Accounting and Financial Disclosure.

There were no changes in or disagreements on accounting and financial disclosure during the year ended December 31, 2003.

Item 9A – Controls and Procedures

(a) As of the end of the period covered by this annual report on Form 10-K, the Company’s chief executive officer and chief financial officer conducted an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934). Based upon this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them of any material information relating to the Company that is required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934.

(b) There been no changes in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2003, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10 – Directors and Executive Officers of the Registrant.

The following is a summary of the biographies for at least the last five years of the continuing directors and officers. Each of the directors has served as such since September 2001 except for Alan T. Biland who has served since December 2002.

Directors

Principal Occupation; Five-Year
Name and Age	Employment; Other Directorships
Maurice P. Andrien, Jr. (62)	Chairman of The Hillman Companies, Inc., Cincinnati, Ohio (f/k/a SunSource Inc., Philadelphia, Pennsylvania). From April 1999 to November 2001 Mr. Andrien was President and Chief Executive Officer of SunSource Inc. From June 1998 to April 1999, Mr. Andrien was President and Chief Operating Officer of Unican Security Systems, Ltd., Montreal, Quebec, Canada. From April 1992 to June 1998, Mr. Andrien was President and Chief Executive Officer of Curtis Industries, Inc., Mayfield Heights, Ohio.

Max W. Hillman (57)	President and Chief Executive Officer of The Hillman Companies, Inc., Chief Executive Officer of The Hillman Group, Inc., Cincinnati, Ohio. From April 2000 to November 2001, Mr. Hillman was Co-Chief Executive Officer of The Hillman Group, Inc. From 1999 to April 2000, Mr. Hillman held the position of Chief Executive Officer of The Hillman Group, Inc. From 1991 to 1999, Mr. Hillman was a Group Vice President for SunSource, Inc.

Alan T. Biland (45)	President, Diagnostics and Information; Vice President, Chief Information Officer of Snap-on Incorporated, Kenosha, Wisconsin. From April 1998, Mr. Biland was CIO for Snap-on Incorporated. From 1985 to 1998, Mr. Biland held positions of increasing responsibility at Case IH in Racine, Wisconsin. Mr. Biland serves on a number of internal advisory board positions at Snap-on Incorporated including Mitchell 1, San Diego, California, Cartec GMBH in Unterneukirchen, Germany, and Snap-on Technologies in Kenosha, Wisconsin.

Principal Occupation; Five-Year
Name and Age	Employment; Other Directorships
Daniel L. Russell (39)	Principal of Allied Capital Corporation, Washington D.C. Mr. Russell serves as a Principal in Allied Capital’s private finance group. Prior to joining Allied Capital in 1998, Mr. Russell spent six years with KPMG Peat Marwick LLP in the firm’s financial services group, including serving as a Senior Manager. Mr. Russell is a director of Nobel Learning Communities, Inc.

William L. Walton (54)	Chairman, Chief Executive Officer and President of Allied Capital Corporation, Washington, D.C., since 1997. Mr. Walton has served on the Allied Capital Board of Directors since 1986 and was named Chairman and CEO in February 1997. Mr. Walton’s previous work experience includes serving as Managing Director of Butler Capital Corporation, a mezzanine buyout firm, and the personal advisor to William S. Paley, founder of CBS, and a Senior Vice President in Lehman Brothers Kuhn Loeb’s Merger and Acquisition Group. He also founded two education service companies: Language Odyssey and SuccessLab. Mr. Walton is a director of Riggs National Corporation.

All directors hold office until their successors are duly elected and qualified.

Committees

The Company is a controlled company within the meaning of the American Stock Exchange listing standards because Allied Capital Corporation owns more than 50% of the outstanding shares of the Company’s common stock. Accordingly, the Company is exempt from certain requirements of the Amex listing standards, including the requirement to maintain a majority of independent directors on the Company’s board of directors and to have a nominating committee and a compensation committee composed entirely of independent directors.

The Company does not have a nominating committee but it does have a compensation committee. Because the Company is a controlled company within the Amex rules, the board of directors believes that it is not necessary to utilize a nominating committee. Director nominees for the Company are selected by the board of directors following receipt of recommendations of potential candidates from the Chairman of the Board of the Company. The board is not limited by the recommendation of the Chairman and may select other nominees. There is no charter setting forth these procedures and the board of directors has no policy regarding the consideration of any director candidates recommended by shareholders.

The current members of the audit committee are Alan T. Biland, and Daniel L. Russell. At present, Mr. Biland is the only member of the audit committee who is independent. In addition, none of the members of the audit committee is designated as an “audit committee financial expert.”

Code of Ethics

The Company has adopted a code of ethics which applies to, among others, its senior officers, including its Chief Executive Officer and its Chief Financial Officer, as well as every employee of the Company. The Company’s code can be accessed via its website at http://www.hillmangroup.com. The Company intends to disclose amendments to or waivers from a required provision of the code on
Form 8-K.

The executive officers of the Company (including the executive officers of The Hillman Group, Inc.) are set forth below:

Executive Officers

Position with the Company; Five-year
Name and Age	Employment History
Maurice P. Andrien, Jr. (62)	Chairman of The Hillman Companies, Inc., Cincinnati, Ohio. See page 64 for five-year employment history.

Max W. Hillman (57)	President and Chief Executive Officer of The Hillman Companies, Inc., Chief Executive Officer of The Hillman Group, Inc., Cincinnati, Ohio. See page 64 for five-year employment history. Mr. Hillman is the brother of Richard P. Hillman.

Richard P. Hillman (55)	President of The Hillman Group, Inc., Cincinnati, Ohio. Mr. Hillman has held such position since 1991. Mr. Hillman is the brother of Max W. Hillman.

James P. Waters (42)	Chief Financial Officer and Secretary of The Hillman Companies, Inc., Cincinnati, Ohio and Vice President, Chief Financial Officer and Secretary of The Hillman Group, Inc., Cincinnati, Ohio. From September 1999 to November 2001, Mr. Waters was Vice President and Chief Financial Officer of The Hillman Group, Inc. From November 1997 to September 1999, Mr. Waters was Vice President of Finance for Curtis Industries, Inc., Mayfield Heights, Ohio. From May 1993 to November 1997, Mr. Waters was Director of Finance for Curtis Industries, Inc., Mayfield Heights, Ohio.

George L. Heredia (45)	Senior Vice President of Engraving for The Hillman Group, Inc., Tempe, Arizona. Mr. Heredia has held various executive positions since April 2000. Prior to April 2000, Mr. Heredia has held the positions of Senior Vice President of Marketing and Senior Vice President of Operations for Axxess Technologies Inc.

Terry R. Rowe (49)	Senior Vice President of National Account Sales for The Hillman Group, Inc., Tempe, Arizona. Mr. Rowe has held such position with The Hillman Group since 1992.

All executive officers hold office at the pleasure of the board of directors.

Item 11 – Executive Compensation

Summary Compensation Table

The following table sets forth all cash compensation paid and accrued for services rendered during the three years ended December 31, 2003, by each of the Chief Executive Officer, and the four other most highly compensated executive officers of the Company and its subsidiaries whose remuneration exceeded $100,000.

						Long-Term Compensation
						Restricted	Securities
	Annual Compensation					Stock	Underlying
Name and					Other Annual	Awards	Options	All Other
Principal Position	Year	Salary(1)	Bonus(2)		Compensation(4)	$	#	Compensation
Maurice P. Andrien, Jr.	2003	$355,000	$129,763		—	—	—	—
Chairman	2002	355,600	228,467		—	—	—	—
The Hillman Companies, Inc.	2001	473,352	299,928		—	—	60,000	—
Max W. Hillman	2003	363,270	162,164		—	—	—	—
President and CEO	2002	362,500	293,794		—	—	—	—
The Hillman Companies, Inc.	2001	261,216	193,262		—	—	25,000	—
Richard P. Hillman	2003	244,813	50,051		—	—	—	—
President	2002	234,423	105,990		—	—	—	—
The Hillman Group, Inc.	2001	230,161	49,967		—	—	10,000	—
George L. Heredia	2003	193,192	49,724	(3)	—	—	—	—
Senior VP of Engraving	2002	193,992	67,968	(3)	—	—	—	—
The Hillman Group, Inc.	2001	183,257	47,992	(3)	—	—	10,000	—
Terry R. Rowe	2003	189,000	54,858		—	—	—	—
Senior VP National Accounts	2002	182,000	64,715		—	—	—	—
The Hillman Group, Inc.	2001	175,000	49,508		—	—	5,000	—

(1)	Represents base salary plus other types of miscellaneous compensation.

(2)	Represents earned bonus for services rendered in each year.

(3)	Excludes special performance and retention bonuses of $186,000, $85,000, and $293,000 earned in 2003, 2002, and 2001, respectively, related to the acquisition of Axxess Technologies, Inc.

(4)	There were no perquisites paid by the Company in excess of the lesser of $50,000 or 10% of the person’s total salary and bonus for the year.

There were no stock options granted in 2003. Alan T. Biland received $25,000 cash compensation for the year ended December 31, 2003 for his Board of Director duties. The remaining Board of Directors were not compensated by the Company during the year ended December 31, 2003.

AGGREGATED OPTION EXERCISES IN 2003
AND FISCAL YEAR-END OPTION VALUES

The following table sets forth information for each named executive officer with regard to stock options exercised during 2003 and the aggregate stock options held at December 31, 2003.

			Number of	Value of
			Underlying	Unexercised
			Unexercised	In-The-Money
			Options	Options At
	Shares		At FY-End (#)	FY-End ($)
	Acquired		Exercisable/	Exercisable/
	by	Value	Unexercisable	Unexcercisable
Name	Exercise	Realized	(1)	(2)
Maurice P. Andrien, Jr.	—	—	130,000/ 0	$3,040,304/0
Max W. Hillman	—	—	67,500/0	1,591,430/0
Richard P. Hillman	—	—	20,000/0	468,124/0
George L. Heredia	—	—	6,641/0	154,601/0
Terry R. Rowe	—	—	9,000/0	210,906/0

(1)	Represents the number of shares subject to outstanding options.

(2)	Based on a price of $27.66 per share, the estimated per share fair value of the Company’s Common Stock as of December 31, 2003 minus the associated exercise price.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

Upon a change in control of the Company’s Nonqualified Deferred Compensation Plan (the “Deferred Compensation Plan”), payment would be provided for all amounts, including accrued investment earnings.

Compensation of the Chairman of the Board of the Company
Mr. Maurice P. Andrien, Jr. became the Chairman of the Board of the Company (“Chairman”) on September 26, 2001. Mr. Andrien had been President and Chief Executive Officer of the Company since April 27, 1999. Mr. Andrien entered into a four-year employment agreement with the Company effective as of the merger with Allied Capital Corporation on September 26, 2001, which term will renew on a year-to-year basis after the initial term, unless the agreement is terminated earlier or not renewed. Within the terms of Mr. Andrien’s initial employment agreement with the Company, dated April 27, 1999, a change in control credit of $1,000,000 was made in Mr. Andrien’s name to the Deferred Compensation Plan upon the Company’s merger with Allied Capital Corporation. The agreement provides for an annual base salary of $343,000, a 2001 bonus of up to 100% of base salary in accordance with the performance targets established in January, 2001, and subsequent annual bonuses of up to 100% of base salary for the remainder of the term, subject to performance in accordance with performance criteria determined by the board each calendar year. During the term, Mr. Andrien will be eligible to participate in the SunSource Inc. 2001 Stock Incentive Plan (the “New Equity Plan”), the 1998 Equity Compensation Plan (the “Existing Equity Plan”) and the Deferred Compensation Plan. Mr. Andrien’s employment agreement contains a non-solicitation covenant for two years following termination of employment with the Company. If Mr. Andrien is terminated without cause in the absence of a change in control involving the Company, then the agreement requires the Company to pay Mr. Andrien his normal base salary and bonus compensation for a period of two years following the termination date. If the Company should undergo a change in control within the terms of the agreement, Mr. Andrien will receive the lump sum equivalent of one year’s base compensation and bonus.

On February 14, 2004 Allied Capital and the Company entered into a Merger Agreement to sell 100% of the Company’s outstanding common stock to HCI Acquisition Companies, Inc., an affiliate of Code Hennessy & Simmons LLC, and certain members of management. Upon closing of the Merger Agreement, Mr. Andrien will be paid severance in accordance with his employment agreement described above.

A grant of 150,000 non-qualified stock options, at fair market value, was made to Mr. Andrien upon his initial employment with the Company, on April 27, 1999 under the Existing Equity Plan. The options were fully exercisable at the date of grant. External industry conditions and certain internal events that were in progress at the time of Mr. Andrien’s hire resulted in significant reduction of the intended value of the grant. On January 26, 2000 the Compensation Committee of The Board of Directors amended the grant by reducing the number of stock options from 150,000 to 50,000 and issued a grant of 100,000 shares of restricted stock. One-third of the restricted shares vested six months from the date of grant. Vesting of the remaining two-thirds of the restricted shares was based on achievement of certain performance goals. All unvested restricted shares became fully vested six months from the date of grant. Vesting of the remaining two-thirds of the restricted shares was based on achievement of certain performance goals. All unvested restricted shares became fully vested upon the merger with Allied Capital Corporation on September 26, 2001.

Compensation of the President and Chief Executive Officer of the Company
Mr. Max W. Hillman became the President and Chief Executive Officer of The Hillman Companies, Inc. in November 2001. Mr. Hillman entered into a four-year employment agreement with the Company effective as of the merger with Allied Capital Corporation on September 26, 2001, which term will renew on a year-to-year basis after the initial term, unless this agreement is terminated earlier or not renewed. The agreement provides for an annual base salary of $350,000, 2001 bonus compensation in accordance with performance targets established in January, 2001, and subsequent annual bonuses of up to 124% of base salary for the remainder of the term, subject to performance in accordance with performance criteria determined by the board each calendar year. During the term, Mr. Hillman will be eligible to participate in the Company’s New Equity Plan, Existing Equity Plan and Deferred Compensation Plan. Mr. Hillman’s employment agreement contains non-compete and non-solicitation covenants for two years following termination of employment with the Company. If Mr. Hillman is terminated without cause in the absence of a change in control involving the Company, then the agreement requires the Company to pay Mr. Hillman his normal base salary and bonus compensation for a period of two years following the termination date. If the company should undergo a change in control within the terms of the agreement, Mr. Hillman will receive the lump sum equivalent of one year’s base compensation and bonus.

On February 14, 2004, Allied Capital and the Company entered into a Merger Agreement to sell 100% of the Company’s outstanding common stock to HCI Acquisition Companies, Inc., an affiliate of Code Hennessy & Simmons LLC, and certain members of management. Following the consummation of the Merger Agreement, Mr. Hillman will continue in his current position as President and Chief Executive Officer of The Hillman Companies, Inc. Mr. Hillman will enter into a new four-year employment agreement effective with the date of the Merger Agreement.

Item 12 – Security Ownership of Certain Beneficial Owners and Management.

OWNERSHIP OF COMMON SHARES

The following table shows for (i) each director, (ii) each executive officer named in the summary compensation table, and (iii) all officers and directors as a group, the beneficial ownership of Common Shares as of December 31, 2003.

	Common Shares
Name of Beneficial Owner	Owned Beneficially	Percent of Class
Directors and Executive Officers
Maurice P. Andrien, Jr.	19,880	*
Richard P. Hillman	41,205	*
Max W. Hillman	55,422	*
George L. Heredia	3,359	*
Terry R. Rowe	2,410	*
Daniel L. Russell	—	*
G. Cabel Williams, III	—	*
William L. Walton	—	*
Alan T. Biland	—	*
All Executive Officers as a Group (7 persons)	161,005	2.3%

The firm identified in the table below has reported that it beneficially owned at December 31, 2003 more than 5% of the outstanding shares of the Common Stock:

Other 5% Owners

Allied Capital Corporation 1919 Pennsylvania Ave., N.W. Washington, D.C. 20006	6,890,937	96.8%

*	Less than 1%

Item 13 – Certain Relationships and Related Transactions.

On September 28, 2001, the Company completed the sale of substantially all of the assets of its SunSource Technology Services business (the “STS Business”) to STS Operating, Inc. (“STS OP”), an entity formed by certain officers and managers of the STS Business, Allied Capital Corporation and Easton Hunt Capital Partner, L.P. for the purpose of acquiring the STS Business. The purchase price included preferred stock of STS OP which was distributed to the shareholders of The Hillman Companies, Inc. Common Stock on December 23, 2002.

On September 26, 2001, the Company was acquired by Allied Capital Corporation pursuant to the terms and conditions of an Agreement and Plan of Merger dated as of June 18, 2001. In connection with the Merger Transaction, the Company is obligated to pay management fees to a subsidiary of Allied Capital Corporation for management services rendered in the amount of $250,000 for calendar year 2001 and $1,800,000 for each calendar year thereafter. The Company has recorded a management fee charge of $1,800,000 on its Statement of Operations for each of the annual periods ended December 31, 2003 and 2002. Payment of management fees are due annually after delivery of the Company’s annual audited financial statements to the Board of Directors of the Company. The Company paid $1,800,000 of management fees in March 2003 for the year ended December 31, 2002 and $250,000 of management fees in March 2002 for the three months ended December 31, 2001.

On June 29, 2001, Allied Capital Corporation purchased an unsecured subordinated note, with an outstanding principal balance of approximately $12,500,000 from a SunSource Inc. creditor for $8,500,000. In connection with the merger transaction with Allied Capital and the company’s debt refinancing, Allied Capital Corporation exchanged the note for $8,500,000 of the Company’s subordinated debt.

On December 28, 2000, the Company issued $30,000,000 of unsecured subordinated notes to Allied Capital Corporation which was amended on September 28, 2001, to increase the existing subordinated debenture to $40,000,000 in conjunction with refinancing the Company’s senior debt and to exchange the subordinated note indicated above.

Item 14 – Principal Accounting Fees and Services.

PricewaterhouseCoopers LLP billed the Company aggregate fees of $145,000 for the audit of the Company’s annual financial statement for the fiscal year ended December 31, 2003 and for the review of the financial statements included in the Company’s Forms 10-Q for such fiscal year and $125,000 for the audit of the Company’s annual financial statement for the fiscal year ended December 31, 2002 and for the review of the financial statements included in the Company’s Forms 10-Q for such fiscal year.

The following are aggregate fees billed to the Company by PricewaterhouseCoopers LLP during 2003 and 2002:

	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2003	December 31, 2002
Audit Fees	$145,000	$125,000
Audit Related Fees	—	—
Tax Fees	84,296	343,275
All Other Fees	—	131,058

Total Fees:	$229,296	$599,333

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of the Company’s financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings.

Audit Related Fees

Audit related fees are fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not under “Audit Fees.”

Tax Fees

Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and international tax compliance, tax audit defense, customs and duties, mergers and acquisitions, and international tax planning.

All Other Fees

All other fees consist of fees for products and services other than the services reported above.

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by PricewaterhouseCoopers LLP on a case by case basis, and any pre-approval is detailed as to the particular service or category of service and is generally subject to a specific budget. These services may include audit services, audit-related services, tax services and other related services. PricewaterhouseCoopers LLP and management are required to periodically report to the Audit Committee regarding the extent of services provided by PricewaterhouseCoopers LLP in accordance with this pre-approval, and the fees for the services performed to date.

PART IV

Item 15 – Exhibits, Financial Statement Schedules, and Reports on Form 10-K.

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

3.	Reports on 8-K.

A Current Report on Form 8-K was filed on February 17, 2004 reporting an other event under Item 5 of Form 8-K.

A Current Report on Form 8-K was filed on December 26, 2002 reporting an other event under Item 5 of Form 8-K.

4.	Exhibits, Including Those Incorporated by Reference.

The following is a list of exhibits filed as part of this annual report on Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

2.1	Unit Repurchase Agreement by and among The Hillman Companies, Inc., SunSub Holdings LLC and GC-Sun Holdings, L.P. dated April 13, 2002. (16)(Exhibit 10.2)

2.2	Asset Purchase Agreement between Fastenal Company and The Hillman Group, Inc. dated October 3, 2002. (17)(Exhibit 10.3)

2.3	Agreement and Plan of Merger dated as of June 18, 2001 by and among Allied Capital Corporation, Allied Capital Lock Acquisition Corporation and SunSource Inc. (11)(Exhibit 2.1)

2.4	Asset Purchase Agreement dated September 28, 2001, by and between SunSource Technology Services, LLC, and STS Operating, Inc. (13) (Exhibit 2.1)

2.5	Agreement and Plan of Merger dated as of February 14, 2004 by and among the Company, HCI Acquisition Corp. and the Common Stockholders of the Company. (5)(Exhibit 2.1)

2.6	Amended and Restated Agreement and Plan of Merger dated as of April 7, 2000 among SunSource Inc., The Hillman Group, Inc., the Hillman Group Acquisition Corp., Axxess Technologies, Inc., and certain security holders of Axxess. (8)(Exhibit 2.1)

2.7	Asset Purchase Agreement dated as of April 12, 2000, among VVP America, Inc., VVP America Acquisition, L.L.C., SunSource Inc., SunSource Investment Company, Inc., Harding Glass, Inc., and SunSub A Inc. (8) (Exhibit 2.2)

2.8	Contribution Agreement by and among SunSource Inc., SunSource Industrial Services Company, Inc., KAR Products Inc., A & H Holding Company, Inc., SunSource Canada Investment Company, A. & H. Bolt & Nut Company Limited and GC-Sun Holdings, L.P. dated as of February 10, 2000. (8)(Exhibit 2.1)

2.9	Amendment No. 1 to Contribution Agreement by and among SunSource Inc., SunSource Industrial Services Company, Inc., Kar Products LLC (as successor by merger to Kar Products, Inc.), A&H Holding Company, Inc., SunSource Canada Investment Company, A.& H. Bolt & Nut Company Limited and GC-Sun Holdings, L.P. dated as of March 2, 2000. (8)(Exhibit 2.2)

3.1	Amended and Restated bylaws as adopted by the Corporation’s stockholders as of September 26, 2001. (14)(Exhibit 3.1)

3.2	Amended and Restated Certificate of Incorporation of the Company. (3) (Exhibit 3.1)

3.3	Amendment to Amended and Restated Certificate of Incorporation of the Company. (18)(Exhibit 3.3)

4.1	Form of Stockholders Agreement (12)(Exhibit d5)

4.2	Amended and Restated Declaration of Trust (3)(Exhibit 4.1)

4.3	Indenture between the Company and the Bank of New York (3)(Exhibit 4.2)

4.4	Preferred Securities Guarantee (3) (Exhibit 4.3)

4.5	Rights Agreement between the Company and the Registrar and Transfer Company (3)(Exhibit 10.5)

4.6	* Amendment No. 1 to the Rights Agreement dated June 18, 2001.

4.7	* Amendment No. 2 to the Rights Agreement dated February 14, 2004.

10.1	Credit Agreement dated as of September 28, 2001, by and among The Hillman Group, Inc., as Borrower and Heller Financial, Inc., as Agent, an Issuing Lender and a Lender and Antares Capital Corporation, General Electric Capital Corporation and Madison Capital Funding LLC each as a Co-Agent and the other financial institutions party hereto as lenders. (14)(Exhibit 10.1)

10.2	Consent and First Amendment to the Credit Agreement dated as of September 28, 2001, by and among The Hillman Group, Inc. as Borrower and Heller Financial, Inc. as Agent, an Issuing Lender and a Lender and Antares Capital Corporation, General Electric Capital Corporation and Madison Capital Funding, LLC, each as Co-Agent and the other financial institutions party hereto as lenders. (15)(Exhibit 10.1)

10.3	Consent and Second Amendment to the Credit Agreement dated as of September 28, 2001, by and among The Hillman Group, Inc. as Borrower and Heller Financial, Inc. as Agent, an Issuing Lender and a Lender and Antares Capital Corporation, General Electric Capital Corporation and Madison Capital Funding, LLC, each as Co-Agent and the other financial institutions party hereto as lenders. (19)(Exhibit 10.3)

10.4	Third Amendment to the Credit Agreement dated as of September 28, 2001, by and among The Hillman Group, Inc. as Borrower and Heller Financial, Inc. as Agent, an Issuing Lender and a Lender and Antares Capital Corporation, General Electric Capital Corporation and Madison Capital Funding, LLC, each as Co-Agent and the other financial institutions party hereto as lenders. (19)(Exhibit 10.4)

10.5	First Amended and Restated Investment Agreement by and among SunSource Inc., SunSource Investment Company, Inc., The Hillman Group, Inc., and Allied Capital Corporation dated September 28, 2001. (14)(Exhibit 10.2)

10.6	SunSource Inc. 2001 Stock Incentive Plan. (14) (Exhibit 10.3)

10.7	Termination Agreement dated as of June 18, 2001 by and among SunSource, Lehman Brothers, Donald T. Marshall, John P. McDonnell, Norman V. Edmonson, Harold Cornelius, Max W. Hillman, Joseph P. Corvino and the respective S corporations of Marshall, McDonnell, Edmonson, Cornelius, Hillman and Corvino. (11)(Exhibit d6)

10.8	Employment Agreement by and between SunSource Inc. and Maurice P. Andrien, Jr. entered into June 18, 2001. (12)(Exhibit e1)

10.9	Employment Agreement by and between SunSource Inc. and Stephen W. Miller entered into June 18, 2001. (12)(Exhibit e2)

10.10	Employment Agreement by and between SunSource Inc. and Joseph M. Corvino entered into June 18, 2001. (14)(Exhibit 10.7)

10.11	Employment Agreement by and between SunSource Inc. and Max. W. Hillman entered into June 18, 2001. (14)(Exhibit 10.8)

10.12	SunSource Inc. Nonqualified Deferred Compensation Plan dated as of August 1, 2000. (10)(Exhibit 10.1)

10.13	Investment Agreement entered into as of December 28, 2000 by and among SunSource Technology Services, Inc., SunSource Investment Company, Inc., SunSub A, Inc., The Hillman Group, Inc., Axxess Technologies, Inc., SunSource Corporate Group, Inc., SunSource Industrial Services, Inc., SunSource Inventory Management Company, Inc., A&H Holding Co., SunSub C, Inc., SunSub Holdings, L.L.C. and Allied Capital Corporation. (10)(Exhibit 10.8)

10.14	1998 Equity Compensation Plan-Amendment to Nonqualified Stock Option Grant dated as of January 26, 2000. (9)(Exhibit 10.1)

10.15	1998 Equity Compensation Plan — Restricted Stock Grant dated as of January 26, 2000. (9)(Exhibit 10.2)

10.16	SunSource Inc. 1998 Equity Compensation Plan (1)(Exhibit 10.1)

10.17	SunSource Inc. Stock Compensation Plan for Non-Employee Directors (1)(Exhibit 10.2)

21.1	* Subsidiaries (As of December 31, 2003)

31.1	* Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2	* Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1	* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to Quarterly Report on Form 10-Q for the Quarter ended March 31, 1998.

(2)	Filed as an exhibit to Registration Statement No. 333-19077 on Form S-4.

(3)	Filed as an exhibit to Registration Statement No. 333-44733 on Form S-2.

(4)	Filed on March 31, 1994, as an exhibit to Annual Report on Form 10-K for the year ended December 31, 1993.

(5)	Filed as an exhibit to the Form 8-K filed February 17, 2004.

(6)	Filed on March 17, 2000 as an exhibit to Current Report on Form 8-K.

(7)	Filed on April 24, 2000 as an exhibit to Current Report on Form 8-K.

(8)	Filed on May 11, 2000 as Item 7 to Current Report on Amendment No. 1 to Form 8-K originally filed on April 24, 2000.

(9)	Filed on March 30, 2000 as an exhibit to Annual Report on Form 10-K for the year ended December 31, 1999.

(10)	Filed on April 2, 2001 as an exhibit to Annual Report on Form 10-K for the year ended December 31, 2000.

(11)	Filed on June 21, 2001 as an exhibit to the Current Report on Form 8-K filed on June 21, 2001.

(12)	Filed as an exhibit to Schedule 13E-3 filed on July 11, 2001, as amended.

(13)	Filed as an exhibit to the Current Report on Form 8-K filed on October 15, 2001.

(14)	Filed as an exhibit to Quarterly Report on Form 10-Q for the Quarter ended September 30, 2001.

(15)	Filed as an exhibit to Quarterly Report on Form 10-Q for the Quarter ended March 31, 2002.

(16)	Filed as an exhibit to Quarterly Report on Form 10-Q for the Quarter ended June 30, 2002.

(17)	Filed as an exhibit to the Current Report on Form 8-K filed on October 4, 2002.

(18)	Filed on April 1, 2002 as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2001.

(19)	Filed on March 27, 2003 as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HILLMAN COMPANIES, INC.

Date: March 26, 2004	By:	/s/ James P. Waters

James P. Waters
	Title:	Chief Financial Officer and Duly Authorized Officer of the Registrant (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Capacity	Date
/s/ Max W. Hillman Max W. Hillman	Principal Executive Officer and Director	March 26, 2004

/s/ Maurice P. Andrien, Jr. Maurice P. Andrien, Jr.	Chairman and Director	March 26, 2004

/s/ Harold J. Wilder Harold J. Wilder	Principal Accounting Officer	March 26, 2004

/s/ Alan T. Biland Alan T. Biland	Director	March 26, 2004

/s/ Daniel L. Russell Daniel L. Russell	Director	March 26, 2004

/s/ William L. Walton William L. Walton	Director	March 26, 2004