Form 10-Q
period 2004-03-31
HILLMAN COMPANIES INC
filed 2004-05-17
CIK 1029831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

Commission file number 1-13293

The Hillman Companies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	23-2874736

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10590 Hamilton Avenue
Cincinnati, Ohio	45231

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (513) 851-4900

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered

11.6% Junior Subordinated Debentures Preferred Securities Guaranty	None
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

     YES [X] NO[  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

     YES [  ] NO [X]

On May 12, 2004 there were 6,212.9 Class A Common Shares issued and outstanding, 1,000.0 Class B Common Shares issued and outstanding, 2,787.1 Class C Common Shares issued and outstanding by the Registrant and 4,217,724 Trust Preferred Securities issued and outstanding by the Hillman Group Capital Trust. The Trust Preferred Securities trade on the American Stock Exchange under symbol HLM.Pr.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

INDEX

PAGE(S)
PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Consolidated Balance Sheets as of March 31, 2004 (Unaudited) and December 31, 2003	3-4
Consolidated Statements of Operations for the Three Months ended March 31, 2004 and 2003 (Unaudited)	5
Consolidated Statements of Cash Flows for the Three Months ended March 31, 2004 and 2003 (Unaudited)	6
Consolidated Statement of Changes in Stockholder’s Equity for the Three Months ended March 31, 2004 (Unaudited)	7
Notes to Consolidated Financial Statements (Unaudited)	8-17
Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations	18-27
Item 3. Quantitative and Qualitative Disclosures about Market Risk	28
Item 4. Controls and Procedures	28
PART II. OTHER INFORMATION	29-30
SIGNATURES	31

Item 1.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	Successor	Predecessor
	March 31,
	2004	December 31,
	(Unaudited)	2003
ASSETS
Current assets:
Cash and cash equivalents	$13,071	$1,528
Restricted investments	1,133	1,145
Accounts receivable, net	40,840	35,383
Inventories, net	65,496	64,772
Deferred income taxes	7,382	5,283
Other current assets	4,791	5,770

Total current assets	132,713	113,881
Property and equipment, net	63,417	64,601
Goodwill	236,179	134,725
Other intangibles, net	152,461	9,631
Deferred income taxes, net	—	20,498
Restricted investments	5,182	5,932
Deferred financing fees, net	7,592	5,638
Other assets	536	927

Total assets	$598,080	$355,833

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,903	$16,836
Current portion of senior term loans	2,175	9,268
Current portion of capitalized lease obligations	49	54
Accrued expenses:
Salaries and wages	2,872	4,467
Employee benefits and related withholdings	9,119	—
Pricing allowances	4,323	8,242
Income and other taxes	1,876	1,966
Deferred compensation	1,133	1,145
Other accrued expenses	9,864	13,363

Total current liabilities	54,314	55,341
Long term senior term loans	215,325	51,290
Bank revolving credit	2,198	43,495
Long term capitalized lease obligations	131	140
Long term unsecured subordinated notes	47,500	—
Long term unsecured subordinated notes to related party	—	44,062
Junior subordinated debentures	114,725	—
Mandatorily redeemable preferred stock (Note 7)	57,121	—
Management purchased preferred options	3,230	—
Deferred compensation	5,182	5,932
Deferred income taxes, net	3,246	—
Other non-current liabilities	6,828	5,605

Total liabilities	509,800	205,865

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	Successor	Predecessor
	March 31,
	2004	December 31,
	(Unaudited)	2003
LIABILITIES AND STOCKHOLDERS’ EQUITY (CONTINUED)
Common Stock with put options:
Class A Common stock $.01 par, 23,141 shares authorized 407.6 issued and outstanding at March 31, 2004	407	—
Class B Common stock, $.01 par, 2,500 shares authorized, 1,000 issued and outstanding at March 31, 2004	1,000	—
Guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	—	102,364

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par, 1,000,000 shares authorized, none outstanding at December 31, 2003	—	—
Class A Preferred stock, $.01 par, 238,889 shares authorized, 82,104.8 issued and outstanding at March 31, 2004	1	—
Common Stock:
Common stock, $.01 par, 20,000,000 shares authorized, 7,118,484 issued and outstanding at December 31, 2003	—	71
Class A Common stock, $.01 par, 23,141 shares authorized, 5805.3 issued and outstanding at March 31, 2004	—	—
Class C Common stock, $.01 par, 30,109 shares authorized, 2,787.1 issued and outstanding at March 31, 2004	—	—
Additional paid-in capital	86,872	52,310
Accumulated deficit	—	(4,647)
Accumulated other comprehensive loss	—	(130)

Total stockholders’ equity	86,873	47,604

Total liabilities and stockholders’ equity	$598,080	$355,833

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
FOR THE THREE MONTHS ENDED,
(dollars in thousands)

	March 31,	March 31,
	2004	2003
Predecessor
Net sales	$78,997	$69,989
Cost of sales	35,780	31,664

Gross profit	43,217	38,325

Operating expenses:
Selling, general and administrative expenses	30,999	28,200
Non-recurring expense (Note 9)	30,707	—
Depreciation	3,799	3,467
Amortization	321	371
Management fee to related party	524	450

Total operating expenses	66,350	32,488

Other (expense) income, net	(140)	53

(Loss) income from operations	(23,273)	5,890
Interest expense, net	3,841	3,635
Interest expense on junior subordinated notes	3,058	—
Distributions on guaranteed preferred beneficial interests	—	3,058
Write-down of note receivable	—	5,657

Loss before income taxes	(30,172)	(6,460)
Income tax benefit	(10,856)	(615)

Net loss	$(19,316)	$(5,845)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE THREE MONTHS ENDED,
(dollars in thousands)

	Successor	Predecessor
	At	March 31	March 31
	Inception	2004	2003
Cash flows from operating activities:
Net loss	$—	$(19,316)	$(5,845)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	—	4,120	3,838
Deferred income tax benefit	—	(10,287)	(621)
PIK interest on unsecured subordinated notes	—	506	483
Write-down of note receivable	—	—	5,657
Changes in operating items, net of effects of acquisitions:
Increase in accounts receivable, net	—	(5,457)	(7,100)
Increase in inventories, net	—	(724)	(1,906)
(Increase) decrease in other assets	(170)	1,464	369
Increase in accounts payable	—	5,832	573
(Decrease) increase in other accrued liabilities	(25,937)	23,157	(6,032)
Other items, net	—	6	755

Net cash used for operating activities	(26,107)	(699)	(9,829)

Cash flows from investing activities:
Capital expenditures	—	(2,586)	(3,294)
Other, net	—	(23)	152

Net cash used for investing activities	—	(2,609)	(3,142)

Cash flows from financing activities:
Borrowings of senior term loans	217,500	—	—
Repayments of senior term loans	(60,558)	—	(2,317)
Borrowings of revolving credit loans	2,198	4,709	13,754
Repayments of revolving credit loans	(48,204)	—	—
Borrowings of unsecured subordinated notes	47,500	—	—
Repayments of unsecured subordinated notes	(44,569)	—	—
Principal payments under capitalized lease obligations	—	(14)	(14)
Financing fees, net	(7,592)	—	8
Purchase of predecessor common stock	(214,724)	—	—
Receipt of successor equity proceeds	147,980	—	—
Merger transaction expenses	(2,171)	—	—
Prepayment penalty	(1,097)	—	—

Net cash provided by financing activities	36,263	4,695	11,431

Net increase (decrease) in cash and cash equivalents	10,156	1,387	(1,540)
Cash and cash equivalents at beginning of period	2,915	1,528	2,768

Cash and cash equivalents at end of period	$13,071	$2,915	$1,228

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2004

	Predecessor Common	Successor Common Stock		Additional Paid-in
	Stock	Class A	Class C	Capital
Beginning Balance at December 31, 2003- Predecessor	$71	$—	$—	$52,310
Net Loss
Change in cumulative foreign translation adjustment (1)

Ending Balance at March 31, 2004 - Predecessor	71	—	—	52,310
Close Predecessor’s stockholder’s equity at merger date	(71)	—	—	(52,310)
Issuance of 5,805.3 shares of Class A Common Stock		—		5,443
Issuance of 2,787.1 shares of Class C Common Stock			—	2,787
Issuance of 82,104.8 shares of The Hillman Companies, Inc.
Class A Preferred Stock				78,642

Ending Balance at March 31, 2004 - Successor	$—	$—	$—	$86,872

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Accumulated
	Class A		Other	Total
	Preferred	Accumulated	Comprehensive	Stockholders’
	Stock	Deficit	Income	Equity
Beginning Balance at December 31, 2003- Predecessor	$—	$(4,647)	$(130)	$47,604
Net Loss		(19,316)		(19,316)
Change in cumulative foreign translation adjustment (1)			10	10

Ending Balance at March 31, 2004 - Predecessor	—	(23,963)	(120)	28,298
Close Predecessor’s stockholder’s equity at merger date	—	23,963	120	(28,298)
Issuance of 5,805.3 shares of Class A Common Stock				5,443
Issuance of 2,787.1 shares of Class C Common Stock				2,787
Issuance of 82,104.8 shares of The Hillman Companies, Inc.				—
Class A Preferred Stock	1			78,643

Ending Balance at March 31, 2004 - Successor	$1	$—	$—	$86,873

(1)	The cumulative foreign translation adjustment represents the only item of other comprehensive income.

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

1. Basis of Presentation:

The accompanying financial statements include the consolidated accounts of The Hillman Companies, Inc. (the “Company” or “Hillman”) and its indirect, wholly owned subsidiaries including an investment trust, Hillman Group Capital Trust (the “Trust”). All significant intercompany balances and transactions have been eliminated.

On March 31, 2004, The Hillman Companies, Inc. was acquired by an affiliate of Code Hennessy & Simmons LLC (“CHS”). Pursuant to the terms and conditions of an Agreement and Plan of Merger (“Merger Agreement”) dated as of February 14, 2004, the Company was merged with an affiliate of CHS with the Company surviving the merger (“Merger Transaction”). The total consideration paid in the Merger Transaction was $511.6 million including repayment of outstanding debt and including the value of the Company’s outstanding Trust Preferred Securities. The merger consideration is subject to certain post-closing working capital and other adjustments.

Prior to the merger, Allied Capital Corporation (“Allied Capital”) owned 96.8 % of the Company’s common stock. As a result of the change of control, an affiliate of CHS owns 49.1% of the Company’s common stock and 54.5% of the Company’s voting common stock, Ontario Teacher’s Pension Plan (“OTPP”) owns 27.9% of the Company’s common stock and 31.0% of the Company’s voting common stock and HarborVest Partners VI owns 8.7% of the Company’s common stock and 9.7% of the Company’s voting common stock. Certain members of management own 14.1% of the Company’s common stock and 4.5% of the Company’s voting common stock.

CHS is a private equity firm that manages approximately $1.56 billion in capital in four funds. The acquisition of the Company by CHS adds to their existing portfolio of middle market manufacturing and distribution businesses.

The Company’s Consolidated Balance Sheet as of March 31, 2004 and its related Statements of Operations, Cash Flows and Changes in Stockholders’ Equity for the periods presented prior to March 31, 2004 are referenced herein as the predecessor financial statements (the “Predecessor” or “Predecessor Financial Statements”). The Company’s Consolidated Balance Sheet as of March 31, 2004 and its related Statements of Operations, Cash Flows and Changes in Stockholders’ Equity for period presented at inception of the Merger Transaction are referenced herein as the successor financial statements (the “Successor” or “Successor Financial Statements”). The accompanying Successor Financial Statements reflect the allocation of the aggregate purchase price of $511.6, including the value of the Company’s Trust Preferred Securities, to the assets and liabilities of Hillman based on fair values at the date of the merger in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” The Company is in the process of obtaining third-party valuations of certain assets acquired in connection with the Merger Transaction. Thus, the allocation of the purchase price is subject to change. Any amounts attributable to such assets are expected to be finalized during 2004. The following table reconciles the fair value of the acquired assets and assumed liabilities to the total purchase price:

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

1. Basis of Presentation (continued):

Accounts Receivable	$40,840
Inventory	65,496
Property and equipment	63,417
Goodwill	236,179
Intangible assets	152,461
Other assets	11,551

Total assets acquired	569,944

Less:
Liabilities assumed	45,968
Junior subordinated debentures	114,725

Total assumed liabilities	160,693

Total purchase price	$409,251

The purchase price includes transaction related costs aggregating $2,171 which were associated with CHS’s purchase of the Company.

The pro forma net loss of the Company for the three months ended March 31, 2004 and 2003 is $19,593 (including non-recurring charges of $30,707 as discussed in Note 9) and $6,161, respectively. The pro forma net loss gives effect to the Merger Transaction as if it had occurred on January 1, 2004 and January 1, 2003, respectively. The pro forma results are based on assumptions that the Company believes are reasonable under the circumstances. The pro forma results are not necessarily indicative of the operating results that would have occurred if the acquisition had been effective January 1, 2004 and 2003, nor are they intended to be indicative of results that may occur in the future. The underlying pro forma information includes the historical financial results of the Company, the Company’s financing arrangements, and certain purchase accounting adjustments.

The accompanying unaudited consolidated financial statements present information in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. Management believes the financial statements include all normal recurring accrual adjustments necessary for a fair presentation. Operating results for the three months ended March 31, 2004 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report filed on Form 10-K for the year ended December 31, 2003.

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

Long-Lived Assets:

Under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has evaluated its long-lived assets for financial impairment and will continue to evaluate them based on the estimated undiscounted future cash flows as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.

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

Shipping and Handling:

The costs incurred to ship product to customers, including freight and handling expenses, are included in selling, general and administrative (“SG&A”) expenses on the Company’s Statements of Operations. For the three months ended March 31, 2004 and 2003, shipping and handling costs included in SG&A were $3,628 and $3,557, respectively.

Research and Development:

The Company incurs research and development costs in connection with improvements to the key duplicating and engraving machines. For the three months ended March 31, 2004 and 2003, research and development expenses, consisting primarily of internal wages and benefits, were $277 and $293, respectively.

Stock-Based Compensation:

The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our employee stock option plan. For the three months ended March 31, 2004 the Company recognized compensation expense for certain options granted under the stock option plan with an exercise price less than the market value of the underlying common stock on the date of grant (See Note 7, Common and Preferred Stock). There would have been no effect on net earnings, assuming the fair value recognition provisions of Statements of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation had been applied.

Translation of Foreign Currencies:

The translation of the Company’s Canadian foreign currency based financial statements into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period.

Comprehensive Loss:

The components of comprehensive loss for the three months ended March 31, 2004 and 2003 were as follows:

	Three Months Ended
	March 31
	2004	2003
Net loss	$19,316	$5,845
Foreign currency translation adjustment	(10)	36

Comprehensive loss	$19,306	$5,881

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

2. Summary of Significant Accounting Policies (continued):

Reclassifications:

Certain amounts in the 2003 consolidated financial statements have been reclassified to conform to the 2004 presentation.

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

3. Goodwill and Other Intangible Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 provides for the non-amortization of goodwill. Goodwill is now subject to at least an annual assessment for impairment by applying a fair value-based test. Goodwill totaling $236,179 was recorded in connection with the Merger Transaction. Other intangible assets will be amortized over their useful lives and will be subject to a lower of cost or market impairment testing.

The values assigned to intangible assets in connection with the March 31, 2004 Merger Transaction were determined by a preliminary independent appraisal. The intangible asset values may be adjusted for any changes determined upon completion of work on the independent appraisal. Intangible assets as of March 31, 2004 and December 31, 2003 consist of the following:

	March 31,	December 31,
	2004	2003
Customer Relationships	$100,000	$—
Trademarks	34,461	6,500
Patents	10,000	6,700
Proprietary Software	—	1,000
Non Compete Agreements	8,000	1,250

Intangible assets, gross	152,461	15,450
Less: Accumulated amortization	—	5,819

Intangible assets, net	$152,461	$9,631

Amortization expense for amortizable assets for the years ended December 31, 2004, 2005, 2006, 2007 and 2008 are estimated to be $8,696, $11,167, $11,167 , $11,167 , and $7,792 , respectively.

4. Contingencies:

Under the Company’s insurance programs, commercial umbrella coverage is obtained for catastrophic exposure and aggregate losses in excess of normal claims. Beginning in 1991, the Company has retained risk on certain expected losses from both asserted and unasserted claims related to worker’s compensation, general liability and automobile as well as the health benefits of certain employees. Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claim data and certain actuarial assumptions. As of March 31, 2004, the Company has provided insurers letters of credit aggregating $4,499 related to certain insurance programs.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

4. Contingencies (continued):

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

5. Related Party Transactions:

On September 26, 2001, the Company was acquired by Allied Capital pursuant to the terms and conditions of an Agreement and Plan of Merger dated as of June 18, 2001. In connection with the Allied acquisition, the Company was obligated to pay management fees to a subsidiary of Allied Capital for management services rendered in the amount of $1,800 per year, plus out of pocket expenses, for calendar years subsequent to 2001. The Company has recorded a management fee charge of $524 and $450 for the three months ended March 31, 2004 and 2003, respectively. Payment of management fees was due annually after delivery of the Company’s annual audited financial statements to the Board of Directors of the Company. The obligation to pay management fees to Allied Capital was terminated upon the payment of outstanding fees in the amount of $2,324 on March 31, 2004 in connection with the close of the Merger Transaction.

On March 31, 2004, the Company was acquired by an affiliate of Code Hennessy & Simmons LLC. In connection with the CHS acquisition, the Company is obligated to pay management fees to a subsidiary of CHS in the amount of $58 per month and to pay management fees to a subsidiary of OTPP in the amount of $26 per month, plus out of pocket expenses, for each month commencing with the closing date of the Merger Transaction.

The Company incurred interest expense to Allied Capital on the subordinated debt at a fixed rate of 18.0% per annum. Cash interest payments were required on a quarterly basis at a fixed rate of 13.5% with the remaining 4.5% fixed rate (the “PIK Amount”) being added to the principal balance. The subordinated debt and accrued interest thereon of $45,571 were paid in full at March 31, 2004 in connection with the Merger Transaction.

6. Long Term Debt:

On March 31, 2004 the Company, through its Hillman Group, Inc. subsidiary, refinanced its revolving credit and senior term loans with a Senior Credit Agreement consisting of a $40,000 revolving credit (the “Revolver”) and a $217,500 term loan (the “Term Loan”). The Senior Credit Agreement has a seven-year term and provides borrowings at interest rates based on the London Inter-bank Offered Rates (the “LIBOR”) plus a margin of between 2.25% and 3.00% (the “LIBOR Margin”), or prime (the “Base Rate”) plus a margin of between 1.25% and 2.0% (the “Base Rate Margin”). The applicable LIBOR Margin and Base Rate Margin is based on the Company’s leverage at the date of the preceding fiscal quarter. In accordance with the Senior Credit Agreement, letter of credit commitment fees are based on the average daily face amount of each outstanding letter of credit multiplied by a Letter of Credit Margin of between 2.25% and 3.00% per annum. The Letter of Credit Margin is also based on the Company’s leverage at the date of the preceding fiscal quarter. The Company also pays a Commitment fee of 0.50% per annum on the average daily unused Revolver balance.

The Senior Credit Agreement, among other provisions, contains financial covenants requiring the maintenance of specific leverage and interest coverage ratios and levels of financial position, restricts the incurrence of additional debt and the sale of assets, and permits acquisitions with the consent of the lenders.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

6. Long Term Debt (continued):

On March 31, 2004 the Company, through its Hillman Group, Inc. subsidiary, issued $47,500 of unsecured subordinated notes to Allied Capital Corporation maturing on September 30, 2011 (“Subordinated Debt Issuance”). Interest on the Subordinated Debt Issuance is at a fixed rate of 13.5% per annum, with cash interest payments required on a quarterly basis at a fixed rate of 11.25% commencing April 15, 2004. The outstanding principal balance of the Subordinated Debt Issuance shall be increased on a quarterly basis at the remaining 2.25% fixed rate (the “PIK Amount”). All of the PIK Amounts are due on the maturity date of the Subordinated Debt Issuance.

The Company is subject to a prepayment charge on the Subordinated Debt equal to 6% of the outstanding principal if paid prior to March 31, 2006, 3% of the outstanding principal if paid after March 31, 2006 but prior to March 31, 2007 and 1% of the outstanding principal if paid after March 31, 2007 but before March 31, 2008.

The Company incurred financing fees of $6,539 and $1,053 in connection with the Senior Credit Agreement and the Subordinated Debt issuance, respectively. These fees were capitalized as deferred financing fees as of March 31, 2004 and will be amortized over the lives of the respective credit agreements.

7. Common and Preferred Stock:

Common Stock issued in connection with the Merger Transaction:

There are 23,141 authorized shares of Class A Common Stock, 6,212.9 of which are issued and outstanding. Each share of Class A Common Stock entitles its holder to one vote. Each holder of Class A Common Stock is entitled at any time to convert any or all of the shares into an equal number of shares of Class C Common Stock.

There are 2,500 authorized shares of Class B Common Stock, 1,000 of which are issued and outstanding. Holders of Class B Common Stock have no voting rights. The Class B Common was issued to certain members of the Company’s management and is subject to vesting over five years with 20% vesting on each anniversary of the Merger Transaction.

In connection with the Merger Transaction, certain members of management entered into an Executive Securities Agreement (“ESA”). The ESA provides for the method and terms under which management proceeds were invested in the Company. Under the terms of the ESA, management shareholders have the right to put their Class A Common Stock and Class B Common Stock back to the Company at fair market value if employment is terminated for other than cause. If terminated for cause, the management shareholders can generally put the Class A Common Stock and Class B Common Stock back to the Company for the lower of the fair market value or cost. Accounting Series Release No. 268 requires certain securities whose redemption is not in the control of the issuer to be classified outside of permanent equity. The put feature embedded in management’s Class A Common Stock and Class B Common Stock allow redemption at the holder’s option under certain circumstances. Accordingly management’s 407.6 Class A Common Stock shares and 1,000 Class B Common Stock shares have been classified between liabilities and stockholder’s equity in the accompanying Consolidated Balance Sheet.

There are 30,109 authorized shares of Class C Common Stock, 2,787.1 of which are issued and outstanding. Each share of Class C Common Stock entitles its holder to one vote, provided that the aggregate voting power of Class C Common Stock (with respect to the election of directors) never exceeds 30%. Each holder of Class C Common Stock is entitled at any time to convert any or all of the shares into an equal number of shares of Class A Common Stock.

Preferred Stock issued in connection with the Merger Transaction:

The Company has 238,889 authorized shares of Class A Preferred Stock, 82,104.8 of which are issued and outstanding and 13,450.7 of which are reserved for issuance upon the exercise of options to purchase shares of Class A Preferred Stock. Holders of Class A Preferred Stock are not entitled to any voting rights. Holders of Class A Preferred Stock are entitled to preferential dividends that shall accrue on a daily basis at the rate of 11.5% per annum of the sum of the Liquidation Value (as defined in the Certificate of Incorporation) thereof plus all accumulated and unpaid dividends thereon.

Hillman Investment Company, a subsidiary of the Company, has 166,667 authorized shares of Class A Preferred Stock, 57,282.4 of which are issued and outstanding and 9,384.2 of which are reserved for issuance upon the exercise of options to purchase shares of Class A Preferred Stock. Holders of Class A Preferred Stock are not entitled to any voting rights. Holders of Class A Preferred Stock are entitled to preferential dividends that shall accrue on a daily basis at the rate of 11.0% per annum on the sum of the Liquidation Value (as defined in the Certificate of Incorporation) thereof plus all accumulated and unpaid dividends thereon.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

7. Common and Preferred Stock (continued):

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 requires certain financial instruments with both debt and equity characteristics to be classified as debt. The statement requires initial and subsequent valuation of this debt at a present or fair market value and was effective July 1, 2003. The Hillman Investment Company Class A Preferred Stock is mandatorily redeemable on March 31, 2028 and in accordance with SFAS 150 has been classified as debt in the accompanying March 31, 2004 Balance Sheet.

Stock Options:

On March 30, 2004, the Company granted 1,085,116 common stock options under the SunSource Inc. 2001 Stock Incentive Plan (the “2001 Incentive Plan”). The options were issued with an exercise price below the fair market value of the common stock on the grant date. The fair value of the stock on March 30, 2004 was $29.20 per share and the weighted average exercise price was $6.76 per share. Compensation expense of $24,353 was recorded in the first quarter of 2004 for the excess of the fair market value over the exercise price.

Prior to the Merger Transaction the Company had 349,641 options issued in connection with the 1998 SunSource Equity Compensation Plan (“1998 Incentive Plan”). The options were 100% vested and had a weighted average strike price of $4.19 per share. In connection with the Merger Agreement, 154,641 of the 1998 Incentive Plan options and 75,714 of the 2001 Incentive Plan options were cancelled and converted into rights to receive options to purchase 3,895.16 shares of Hillman Companies, Inc. Class A Preferred Stock and 2,717.55 shares of Hillman Investment Company Class A Preferred Stock (collectively the “Purchased Options”). The Purchased Options have a weighted average strike price of $170.69. The fair value of the Hillman Investment Company Class A Preferred Stock options have been included with the underlying security in the accompanying Consolidated Balance Sheets. SFAS 150 requires security instruments with a redemption date that is certain to occur to be classified as liabilities. Thus, the Hillman Companies, Inc. Class A Preferred Stock options, which have a March 31, 2014 expiration date, have been classified at their fair market value in the liability section of the accompanying Consolidated Balance Sheets. To the extent the Company pays a dividend to holders of the Class A Preferred Stock and the Hillman Investment Company Class A Preferred Stock, the Purchased Option Holder will be entitled to receive an amount equal to the dividend which would have been paid if the Purchased Options had been exercised on the date immediately prior to the record date for the dividend. Additionally, under the terms of the ESA, the Purchased Options can be put back to the Company at fair market value if employment is terminated.

The remaining 1998 Incentive Plan Options and 2001 Incentive Plan Options were cancelled and converted into rights to receive a pro rata share of the merger consideration. The 1998 Incentive Plan and the 2001 Incentive Plan were then terminated.

On March 31, 2004, the Company adopted The Hillman Companies, Inc. 2004 Stock Option Plan (“Common Option Plan”) following Board and shareholder approval. Grants under the Common Option Plan will consist of non-qualified stock options for the purchase of Class B Common Shares. The number of Class B Common Shares authorized for issuance under the Common Option Plan is not to exceed 256.41 shares. Unless otherwise consented to by the Board, the aggregate number of Class B Common Shares for which options may be granted under the Common Option Plan cannot exceed 51.28 in any one calendar year.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

7.	Common and Preferred Stock (continued):

The Common Option Plan is administered by a Committee of the Board. The Committee determines the term of each option, provided, however, that the exercise period may not exceed ten years from date of grant. No options have been awarded under the Common Option Plan as of March 31, 2004.

On March 31, 2004, certain members of the Company’s management were granted options to purchase 9,555.5 shares of Class A Preferred Stock and 6,666.7 shares of Hillman Investment Company Class A Preferred Stock (collectively the “Preferred Options”). The Preferred Options vest over five years with 20% vesting on each anniversary of the Merger Transaction.

8.	Guaranteed Preferred Beneficial Interest in the Company’s Junior Subordinated Debentures:

In September 1997, The Hillman Group Capital Trust (“Trust”), a subsidiary trust, completed a $105.4 million underwritten public offering of 4,217,724 11.6% Trust Preferred Securities (“TOPrS”). The Trust invested the proceeds from the sale of the preferred securities and the related common securities in an equal principal amount of 11.6% Junior Subordinated Debentures of Hillman due September 2027. The Trust distributes monthly cash payments it receives from the Company as interest on the debentures to preferred security holders at an annual rate of 11.6% on the liquidation amount of $25 per preferred security. The Company may defer interest payments on the debentures at any time, for up to 60 consecutive months. If this occurs, the Trust will also defer distribution payments on the preferred securities. The deferred distributions, however, will accumulate distributions at a rate of 11.6% per annum. The Trust will redeem the preferred securities when the debentures are repaid, or at maturity on September 30, 2027. The Company may redeem the debentures before their maturity at a price equal to 100% of the principal amount of the debentures redeemed, plus accrued interest. When the Company redeems any debentures before their maturity, the Trust will use the cash it receives to redeem preferred securities and common securities as provided in the trust agreement. The Company guarantees the obligations of the Trust on the Trust Preferred Securities.

The Company has determined that the Trust is a variable interest entity and (ii) the Company is not the primary beneficiary of the Trust pursuant to the provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entries” (“FIN 46R”). Accordingly, pursuant to the requirements of FIN 46R, the Company has de-consolidated the Trust at March 31, 2004. Summarized below is the condensed financial information of the Trust as of March 31, 2004.

Non-current assets- junior subordinated debentures	$114,725
Non-current liabilities — Trust Preferred Securities	$114,725

The non-current assets for the Trust relate to its investment in the 11.6% junior subordinated deferrable interest debentures of Hillman due September 30, 2027.

In accordance with SFAS 150, the TOPrS constitute mandatorily redeemable financial instruments. The Company guarantees the obligations of the Trust on the Trust Preferred Securities. Upon adoption of SFAS 150 on January 1, 2004, the guaranteed preferred beneficial interest in the Company’s Junior Subordinated Debentures have been reclassified prospectively from the mezzanine section to the long-term liabilities section of the Consolidated Balance Sheet. Items previously shown separately on the Consolidated Statement of Operations as preferred security distributions of guaranteed preferred beneficial interests are classified as interest expense in the current period in accordance with the requirements of SFAS 150.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

8.	Guaranteed Preferred Beneficial Interest in the Company’s Junior Subordinated Debentures:

On March 31, 2004, the Junior Subordinated Debentures were recorded at the fair value of $114,725 based on the price underlying the Trust Preferred Securities of $27.20 per share upon close of trading on the American Stock Exchange on that date. The premium on the Junior Subordinated Debentures of $9,279 will be amortized over their remaining life.

9.	Non-Recurring Expense:

During the three month period ended March 31, 2004, the Company incurred $30,707 of non-recurring, one-time charges. The charges included a $24,353 non-cash expense for stock options granted in connection with the Merger Transaction at an exercise price below fair market value. See Note 7, Common and Preferred Stock for additional details. Payroll taxes on the stock option grant of $397 were also recorded in the first quarter of 2004. In addition, the Company recorded Merger Transaction costs incurred by the selling shareholders which consisted primarily of investment banking and legal fees of $4,035. Finally, in connection with the Merger Transaction the Company awarded bonuses to certain members of management totaling $1,922.

10.	Note Receivable:

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

In February 2003, G-C sold the assets of its largest operating division, Kar Products. The proceeds of the sale were primarily used to pay down G-C’s senior creditors. Following the sale of Kar Products, the Company estimated the enterprise value of G-C based on the cash flows and book value of the remaining operating division under a held for sale methodology. The excess of the estimated enterprise value less debt obligations senior to the G-C note were determined to be insufficient to support the value of the G-C note and accrued interest. Accordingly, the Company recorded a $5,657 charge to income in the first quarter of 2003 to write-down the face value of the note and accrued interest thereon to its estimated future cash flows. The Company recorded additional charges to income of $5,600 in the remainder of 2003 for changes in the assessments of the estimated amounts recoverable under the note. On March 30, 2004, the G-C note was distributed to the Predecessor common shareholders of the Company.

11.	Subsequent Event:

The Senior Credit Agreement requires the Company to enter into and maintain interest rate protection instruments such that at least 50% of its total debt, including the Junior Subordinated Debentures, bears interest at a fixed or capped rate. Accordingly, effective April 28, 2004, the Company entered into an Interest Rate Swap Agreement (“Swap”) with a two-year term for a notional amount of $50 million. The Swap fixes the interest rate on $50 million of the Senior Term Loan at a rate of 1.17% plus the applicable interest rate margin for the first three months of the Swap with incremental increases ranging from 28 to 47 basis points in each successive quarter.

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

On March 31, 2004, The Hillman Companies, Inc. was acquired by an affiliate of Code Hennessy & Simmons LLC (“CHS”). Pursuant to the terms and conditions of an Agreement and Plan of Merger (“Merger Agreement”) dated as of February 14, 2004, the Company was merged with an affiliate of CHS with the Company surviving the merger (“Merger Transaction”). The total consideration paid in the Merger Transaction was $511.6 million including repayment of outstanding debt and including the value of the Company’s outstanding Trust Preferred Securities. The merger consideration is subject to certain post-closing working capital and other adjustments.

Prior to the Merger Transaction, Allied Capital Corporation (“Allied Capital”) owned 96.8 % of the Company’s common stock. As a result of the change of control, an affiliate of CHS owns 49.1% of the Company’s common stock and 54.5% of the Company’s voting common stock, Ontario Teacher’s Pension Plan (“OTPP”) owns 27.9% of the Company’s common stock and 31.0% of the Company’s voting common stock and HarborVest Partners VI owns 8.7% of the Company’s common stock and 9.7% of the Company’s voting common stock. Certain members of management own 14.1% of the Company’s common stock and 4.5% of the Company’s voting common stock.

Financing Arrangements

On March 31, 2004, the Company, through its Hillman Group subsidiary, refinanced its revolving credit and senior term loans with a Senior Credit Agreement consisting of a $40.0 million revolving credit (the “Revolver”) and a $217.5 million term loan (the “Term Loan”). The Senior Credit Agreement has a seven-year term and provides borrowings at interest rates based on the London Interbank Offered Rates (the “LIBOR”) plus a margin of between 2.25% and 3.00% (the “LIBOR Margin”), or prime (the “Base Rate”) plus a margin of between 1.25% and 2.0% (the “Base Rate Margin”). The applicable LIBOR Margin and Base Rate Margin is based on the Company’s leverage at the date of the preceding fiscal quarter. In accordance with the Senior Credit Agreement, letter of credit commitment fees are based on the average daily face amount of each outstanding letter of credit multiplied by a Letter of Credit Margin of between 2.25% and 3.00% per annum. The Letter of Credit Margin is also based on the Company’s leverage at the date of the preceding fiscal quarter. The Company also pays a Commitment fee of 0.50% per annum on the average daily unused Revolver balance.

On March 31, 2004, the Company, through its Hillman Group subsidiary, issued $47.5 million of unsecured subordinated notes to Allied Capital maturing on September 30, 2011 (“Subordinated Debt Issuance”). Interest on the Subordinated Debt Issuance is at a fixed rate of 13.5% per annum, with cash interest payments required on a quarterly basis at a fixed rate of 11.25% commencing April 15, 2004. The outstanding principal balance of the Subordinated Debt Issuance shall be increased on a quarterly basis at the remaining 2.25% fixed rate (the “PIK Amount”). All of the PIK Amounts are due on the maturity date of the Subordinated Debt Issuance.

The Company pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.2 million per annum in the aggregate. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities.

Results of Operations

Three Months Ended March 31, 2004 and 2003

Net sales increased $9.0 million or 12.9% in the first quarter of 2004 to $79.0 million from $70.0 million in 2003. Sales to national accounts represented $5.6 million of the $9.0 million total sales increase in the first quarter primarily as a result of increased fastener, keys, and letters, numbers, and signs (“LNS”) sales to Lowe’s and increased keys and LNS sales to Home Depot. Franchise and independent (“F&I”) accounts increased $2.6 million from the comparable period in 2003. The increased F&I sales were the result of improved economic activity at the retail level and increased sales of galvanized fasteners used in the newly formulated treated lumber. The F&I accounts are typically individual hardware dealers who are members of larger cooperatives, such as TruServ, Ace, and Do-It-Best. Other sales, including regional accounts and engraving products were up $0.8 million compared to the first quarter of 2003.

The Company’s gross profit was 54.7% in the first quarter of 2004 compared to 54.8% in the first quarter of 2003. The margin rate decrease from the prior year was the result of increasing fastener product costs, primarily from our overseas suppliers.

The Company’s consolidated selling, general and administrative expenses (“S,G&A”) increased $2.8 million or 9.9% from $28.2 million in the first quarter of 2003 to $31.0 million in the first quarter of 2004. Selling expenses increased $1.9 million or 13.6% primarily as a result of an increase in service labor and outside service cost for newly opened national account locations and conversion of merchant displays in existing locations. Warehouse and delivery expenses increased $0.8 million or 8.6% primarily as a result of increased freight and labor of $0.7 million on increased sales volume. General and administrative expenses increased by only $0.1 million or 2.0%.

Total S, G&A expenses in the first quarter of 2004 expressed as a percentage of sales compared with the first quarter of 2003 are as follows:

	Three Months ended March 31,
As a % of Sales	2004	2003
Selling Expenses	20.1%	20.0%
Warehouse and Delivery Expenses	12.8%	13.2%
General and Administrative Expenses	6.3%	7.1%

Total S, G&A Expenses	39.2%	40.3%

Loss from operations for the first quarter of 2004 was $23.3 million compared with income of $5.9 million for the same prior-year period, representing a decrease of $29.2 million. The decrease in income from operations was the result of $30.7 million in stock option compensation expense, management incentive fees, investment banking and legal fees incurred in connection with the Merger Transaction.

The Company’s consolidated operating profit margin (income from operations as a percentage of sales) decreased from 8.4% in the first quarter of 2003 to (29.5%) in 2004. The operating profit margin decrease was the result of non-recurring expenses of $4.0 for investment banking and legal fees, $1.9 million in management incentives, and $24.8 million in stock option compensation and related payroll taxes recorded in connection with the Merger Transaction. The consolidated operating profit, net of non-recurring Merger Transaction costs of $30.7 million, was $7.4 million or 9.4% expressed as a percentage of sales.

Depreciation expense increased $0.3 million to $3.8 million in the first quarter of 2004 from $3.5 million in the same quarter of 2003.

Amortization expense of $0.3 million in the first quarter of 2004 decreased from $0.4 million in the same quarter of 2003.

The Company has recorded a management fee charge of $0.52 million for the first quarter of 2004 and $0.45 million for the first quarter of 2003. The Company was obligated to pay management fees to a subsidiary of Allied Capital for management services rendered in the amount of $1.8 million, plus out of pocket expenses, for calendar years subsequent to 2001. In the first quarter of 2004, the Company incurred management fees of $0.07 million in connection with the Merger Transaction in addition to the regular $0.45 million quarterly obligation. The payment of management fees was due annually after delivery of the Company’s annual audited financial statements to the Board of Directors of the Company. The obligation to pay management fees to Allied Capital was terminated upon the payment of outstanding fees in the amount of $2.3 million on March 31, 2004 in connection with the close of the Merger Transaction.

In February 2003, G-C Sun Holdings, L.P. (“G-C”) sold the assets of its largest operating division, Kar Products. The proceeds of the sale were primarily used to pay down G-C’s senior creditors. Following the sale of Kar Products, the Company estimated the enterprise value of G-C based on the cash flows and book value of the remaining operating division. The excess of the estimated enterprise value less debt obligations senior to the G-C note were determined to be insufficient to support the value of the G-C note. Accordingly, the Company recorded a $5.7 million charge to income in the first quarter of 2003 to write-down the face value of the note and accrued interest thereon to its estimated future cash flows. The Company recorded additional charges to income of $5.6 million in the remainder of 2003 for changes in the assessments of the estimated amounts recoverable under the note.

Interest expense from credit facilities, net of interest income, increased $0.2 million to $3.8 million in the first quarter of 2004 from $3.6 million in the same period of 2003. The interest expense increase was primarily the result of the amortization of additional deferred financing costs.

For the three months ended March 31, 2004 the Company paid $3.1 million in interest on the Junior Subordinated Debentures and for the three months ended March 31, 2003 the Company paid $3.1 million in interest distributions on the guaranteed preferred beneficial interests. These interest payments were equivalent to the amounts distributed by the Trust on the Trust Preferred Securities.

The Company is subject to federal, state and local income taxes on its domestic operations and foreign income taxes on its international operations as accounted for in accordance with Statement of Financial Accounting Standard (SFAS) No. 109, “Accounting for Income Taxes.” Deferred income taxes represent differences between the financial statement and tax basis of assets and liabilities as classified on the Company’s balance sheet. The Company recorded a tax benefit for income taxes of $10.9 million on pre-tax losses of $30.2 million in the first quarter of 2004. The effective tax rate in the first quarter of 2004 was 36.0% compared to 9.5% in the first quarter of 2003. The change in the effective tax rate is due to the increase in the pre-tax loss because of the non-recurring expense incurred in the first quarter of 2004 along with a decrease in the permanent tax items in 2004 when compared to 2003 which include certain costs associated with the Merger Transaction and the write-down of the face value of the G-C Note in 2003.

Cash Flows

The statements of cash flows reflect the changes in cash and cash equivalents for the three months ended March 31, 2004 and 2003 by classifying transactions into three major categories: operating, investing and financing activities. Cash flows from the March 31, 2004 Merger Transaction are separately discussed below.

Merger Transaction

In connection with Merger Transaction the Company issued Common Stock and Preferred Stock for $148.0 million in cash. Proceeds from the refinancing of the Senior Credit Agreement and the Subordinated Debt Issuance net of financing fees of $7.6 million provided an additional $259.8 million. The debt and equity proceeds were used to repay existing senior and subordinated debt and accrued interest thereon of $154.9 and to repurchase existing shareholder’s common equity of $214.7 million and $24.8 million in compensation for stock options and related payroll taxes. The remainder of the proceeds were used to pay transaction expenses of $2.2 million and a senior credit prepayment penalty of $1.1 million.

Operating Activities

The Company’s main source of liquidity is cash generated from operating activities consisting of net earnings from operations adjusted for non-cash operating items such as depreciation and changes in operating assets and liabilities such as receivables, inventories and payables.

Cash used by operating activities for the first three months of 2004 was $.6 million compared to $9.8 million in the same prior year period. Operating cash outflows have historically been the greatest in the first fiscal quarter as sales volume and inventory levels generally increase as the Company approaches the stronger spring and summer selling seasons. The seasonal working capital impact was less pronounced in the first quarter of 2004 as the net operating assets including inventory, receivables and payables increased only $.3 million compared to $8.4 million in 2003.

Investing Activities

The principal recurring investing activities are property additions primarily for key duplicating machines. Net property additions for the first three months of 2004 were $2.6 million compared to $3.3 million in the comparable prior year period. The decrease in capital expenditures in the first three months of 2004 compared to the prior year period results from a decrease in the amount of expenditures for key duplicating machines of $.3 million and a reduction in plant and equipment expenditures for the Cincinnati distribution center of $.4.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2004 was $4.7 million compared to $11.4 million for the comparable quarter in 2003. The reduction in cash provided by financing activities is primarily a function of reduced borrowings under the revolving credit facility. As discussed above revolver borrowings to fund the seasonal increase in working capital requirements were less significant in the first three months of 2003.

Liquidity and Capital Resources

The Company’s working capital position (defined as current assets less current liabilities) of $78.4 million at March 31, 2004 represents an increase of $19.9 million from the December 31, 2003 level of $58.5 million primarily as a result of the seasonal increase in accounts receivable of $5.5 million and inventory of $0.7 million together with an increase in cash of $11.5 million related to the timing of certain payments received by the Company in conjunction with the Merger Transaction. The Company’s current ratio (defined as current assets divided by current liabilities) increased to 2.44x at March 31, 2004 from 2.06x at December 31, 2003.

The Company’s contractual obligations in thousands of dollars as of March 31, 2004 are summarized below:

		Payments Due
		Less Than 1	1 to 3	3 to 5	More Than 5
Contractual Obligations	Total	Year	Years	Years	Years
Junior Subordinated Debentures	$114,725	$—	$—	$—	$114,725
Long Term Senior Term Loans	217,500	2,175	4,350	4,350	206,625
Bank Revolving Credit Facility	2,198	—	—	—	2,198
Long Term Unsecured Subordinated Notes	47,500	—	—	—	47,500
Operating Leases	30,393	6,734	9,383	4,469	9,807
Deferrred Compensation Obligations	6,315	1,133	2,266	2,266	650
Capital Lease Obligations	180	49	86	45	—
Other Long Term Obligations	6,147	1,446	1,679	516	2,506

Total Contractual Cash Obligations	$424,958	$11,537	$17,764	$11,646	$384,011

All of the obligations noted above are reflected on the Company’s Consolidated Balance Sheet as of March 31, 2004 except for the Operating Leases.

As of March 31, 2004, the Company had $33.3 million available under its secured credit facilities. The Company had approximately $219.9 million of outstanding debt under its secured credit facilities at March 31, 2004, consisting of $217.5 million in a term loan, $2.2 million in revolving credit borrowings and $0.2 million in capitalized lease obligations. The term loan consisted of a $217.5 million Term B Loan (the “Term Loan B”) currently at a rate of 6.25%. The revolver borrowings (the “Revolver”) consist of $2.2 million at a rate of 6.25%. The capitalized lease obligations were at various interest rates.

As of March 31, 2004 the Company had no material purchase commitments for capital expenditures.

Interest on the Subordinated Debt Issuance of $47.5 million which matures September 30, 2011 is at a fixed rate of 13.5% per annum, with cash interest payments being required on a quarterly basis at a fixed rate of 11.25% commencing April 15, 2004. The outstanding principal balance of the Subordinated Debt Issuance shall be increased on a quarterly basis at the remaining 2.25% fixed rate (the “PIK Amount”). All of the PIK Amounts are due on the maturity date of the Subordinated Debt Issuance. As of March 31, 2004, the outstanding Subordinated Debt Issuance including the PIK Amounts was $47.5 million.

The Senior Credit Agreement, among other provisions, contains financial covenants requiring the maintenance of specific leverage and interest coverage ratios and levels of financial position, restricts the incurrence of additional debt and the sale of assets, and permits acquisitions with the consent of the lenders. The Company was in full compliance with all provisions of the Senior Credit Agreement as of March 31, 2004.

The Company has net deferred tax assets aggregating $4.1 million as of March 31, 2004, as determined in accordance with SFAS 109. Management believes that the Company’s deferred tax assets will be realized through the reversal of existing temporary differences between the financial statement and tax basis, as well as through future taxable income.

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

Goodwill and Other Intangible Assets:

Prior to January 1, 2002, the Company recorded goodwill related to the excess of acquisition cost over the fair value of net assets acquired and amortized the goodwill on a straight-line basis over twenty-five to forty years. The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” and accordingly, goodwill is no longer amortized, but is reviewed periodically for impairment. Other intangible assets arising principally from acquisitions are amortized on a straight-line basis over periods ranging from four to fifteen years.

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

Shipping and Handling:

The costs incurred to ship product to customers, including freight and handling expenses, are included in selling, general and administrative (“SG&A”) expenses on the Company’s Statements of Operations. For the three months ended March 31, 2004 and 2003, shipping and handling costs included in SG&A were $3,628 and $3,557, respectively.

Research and Development:

The Company incurs research and development costs in connection with improvements to the key duplicating and engraving machines. For the three months ended March 31, 2004 and 2003, research and development expenses, consisting primarily of internal wages and benefits, were $277 and $293, respectively.

Stock-Based Compensation:

The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our employee stock option plan. For the three months ended March 31, 2004 the Company recognized compensation expense for certain options granted under the stock option plan with an exercise price less than the market value of the underlying common stock on the date of grant (See Note 7, Common and Preferred Stock). There would have been no effect on net earnings, assuming the fair value recognition provisions of Statements of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation had been applied.

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

Comprehensive Loss:

The components of comprehensive loss for the three month periods ended March 31, 2004 and 2003 were as follows:

	Three Months Ended
	March 31
	2004	2003
Net loss	$19,316	$5,845
Foreign currency translation adjustment	(10)	36

Comprehensive loss	$19,306	$5,881

Reclassifications:

Certain amounts in the 2003 consolidated financial statements have been reclassified to conform to the 2004 presentation.

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

Please reference Note 2, Summary of Significant Accounting Policies, of Notes To Consolidated Financial Statements for additional related information.

Inflation

The Company is sensitive to inflation present in the economies of the United States and our foreign suppliers located primarily in Taiwan and China. Inflation in recent years has produced only a modest impact on the Company’s operations, however the recent growth in China’s economic activity has increased overall demand for materials used in the manufacture of our products. This increased demand has produced cost increases for certain of our fastener products which exceed the prevailing rate of inflation. Continued inflation and resulting cost increases over a period of years would result in significant increases in inventory costs and operating expenses. However, such higher cost of sales and operating expenses can generally be offset by increases in selling prices, although the ability of the Company’s operating divisions to raise prices is dependent on competitive market conditions.

Forward Looking Statements

Certain disclosures related to acquisitions, refinancing, capital expenditures, and realization of deferred tax assets contained in this report involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements on our current expectations, assumptions and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Actual results could differ materially from those currently anticipated as a result of a number of factors, including the risks and uncertainties discussed under captions “Risk Factors” set forth in Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements.

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

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to the impact of interest rate changes as borrowings under the senior credit facility bear interest at variable interest rates. It is Hillman’s policy to enter into interest rate transactions only to the extent considered necessary to meet objectives. On March 31, 2002, the Company entered into an interest rate cap agreement on a notional amount of $26.6 million of senior term debt. The interest rate cap agreement was cancelled in connection with the refinancing of the Senior Credit Agreement. Based on Hillman’s exposure to variable rate borrowings at March 31, 2004, a one percent (1%) change in the weighted average interest rate would change the annual interest expense by approximately $2.2 million.

The Company is exposed to foreign exchange rate changes of the Canadian currency as it impacts the $0.8 million net asset value of its Canadian subsidiary, The Hillman Group Canada, Ltd., as of March 31, 2004. Management considers the Company’s exposure to foreign currency translation gains or losses to be minimal.

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

(b) There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Items 1, 3, 4 & 5 — None

Item 2 — Changes in Securities and Use of Proceeds.

a)	In connection with the Merger Transaction, the Rights Agreement terminated, and the Preferred Share Purchase Rights also terminated.

b)	Not Applicable.

c)	On March 31, 2004, the Company was acquired by an affiliate of CHS. As a result of the Merger Transaction, an affiliate of CHS owns 49.1% of the Company’s common stock and 54.5% of the Company’s voting common stock, OTPP owns 27.9% of the Company’s common stock and 31.0% of the Company’s voting common stock and HarborVest Partners VI owns 8.7 % of the Company’s common stock and 9.7% of the Company’s voting common stock. Certain members of management own 14.1% of the Company’s common stock and 4.5% of the Company’s voting common stock.

In connection with the Merger Transaction, the Company issued 6,212.9 shares of Class A Common Stock. Each share of Class A Common Stock entitles its holder to one vote. Each holder of Class A Common Stock is entitled at any time to convert any or all of the shares into an equal number of shares of Class C Common Stock. The Company also issued 1,000 shares of Class B Common Stock. Holders of Class B Common Stock have no voting stock. The Class B Common Stock was issued to certain members of management and is subject to vesting over five years with 20% vesting on each anniversary of the Merger Transaction.

The Company also issued 2,787.1 shares of Class C Common Stock. Each share of Class C Common Stock entitles its holder to one vote, provided that the aggregate voting power of Class C Common Stock (with respect to the election of directors) never exceeds 30%. Each holder of Class C Common Stock is entitled at any time to convert any or all of the shares into an equal number of shares of Class A Common Stock.

The shares of common stock issued in the Merger Transaction were not registered under the Securities Act of 1933 in reliance on the exemption from registration provided in Rule 506 under the securities Act of 1933.

d)	Not Applicable.

e)	Not Applicable.

Item 6 — Exhibits and Reports on Form 8-K

a)	Exhibits, Including Those Incorporated by Reference.

2.1	Agreement and Plan of Merger dated as of February 14, 2004 by and among HCI Acquisition Corp., The Hillman Companies, Inc. and the Stockholders and Optionholders of The Hillman Companies, Inc. (1) (Exhibit 2.1)

4.1 *	HCI Stockholders Agreement dated March 31, 2004.

4.2 *	Hillman Investment Company Stockholders Agreement dated March 31, 2004.

4.3 *	Registration Agreement dated March 31, 2004.

10.1 *	Credit Agreement dated as of March 31, 2004 by and among The Hillman Companies, Inc., Hillman Investment Company, The Hillman Group, Inc., Merrill Lynch Capital as Administrative Agent, Issuing Lender and Swingline Lender, JP Morgan Chase Bank as Syndication Agent, and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and JP Morgan Securities as Joint Lead Arrangers and Joint Lead Bookrunners.

10.2 *	Loan Agreement dated as of March 31, 2004 by and among The Hillman Companies, Inc., Hillman Investment Company, The Hillman Group, Inc., and Allied Capital Corporation.

10.3 *	Subordination and Intercreditor Agreement dated March 31, 2004.

10.4 *	The Hillman Companies, Inc. 2004 Stock Option Plan.

10.5 *	Hillman Companies Employee Securities Purchase Plan.

10.6 *	Hillman Investment Company Employee Securities Purchase Plan.

10.7 *	HCI Securities Purchase Agreement dated March 31, 2004.

10.8 *	Joinder to Securities Purchase Agreement dated March 31, 2004.

10.9 *	Hillman Investment Company Securities Purchase Agreement dated March 31, 2004.

10.10 *	Management Agreement dated March 31, 2004.

10.11 *	Employment Agreement by and between The Hillman Group, Inc. and Max W. Hillman dated March 31, 2004.

10.12 *	Executive Securities Agreement between Max W. Hillman and HCI Acquisition Corp. dated March 31, 2004.

10.13 *	Employment Agreement by and between The Hillman Group, Inc. and Richard P. Hillman dated March 31, 2004.

10.14 *	Executive Securities Agreement between HCI Acquisition Corp. and Richard P. Hillman dated March 31, 2004.

10.15 *	Employment Agreement by and between The Hillman Group, Inc. and James P. Waters dated March 31, 2004.

10.16 *	Executive Securities Agreement between HCI Acquisition Corp. and James P. Waters date March 31, 2004.

31.1 *	Certification of chief executive officer pursuant to rule 13a-14(a) or 15d- 14(a) under the Securities Exchange Act of 1934.

31.2 *	Certification of chief financial officer pursuant to rule 13a-14(a) or 15d- 14(a) under Securities Exchange Act of 1934.

32.1 +	Certification of chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 +	Certification of chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8-K.

A Current Report on Form 8-K was filed on February 17, 2004 reporting on a unscheduled material event under Item 5 of Form 8-K (See exhibit 2.1 hereto)

A Current Report on Form 8-K was filed on April 14, 2004 reporting on a change in control under Item 1 of Form 8-K (See exhibit 2.1 hereto)

(1)- Filed on April 14, 2004 as an exhibit to the Current Report on Form 8-K.

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

DATE: May 17, 2004