Form 10-Q
period 2004-06-30
HILLMAN COMPANIES INC
filed 2004-08-13
CIK 1029831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

On August 13, 2004 there were 6,212.9 Class A Common Shares issued and outstanding, 1,000.0 Class B Common Shares issued and outstanding, 2,787.1 Class C Common Shares issued and outstanding, 82,104.8 Class A Preferred Shares issued and outstanding by the Registrant and 57,282.4 Class A Preferred Shares issued and outstanding by the Hillman Investment Company and 4,217,724 Trust Preferred Securities issued and outstanding by the Hillman Group Capital Trust. The Trust Preferred Securities trade on the American Stock Exchange under symbol HLM.Pr.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

INDEX

PAGE(S)
PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Consolidated Balance Sheets as of June 30, 2004 (Unaudited) and December 31, 2003	3-4
Consolidated Statements of Operations for the Three Months ended June 30, 2004 and 2003 (Unaudited)	5
Consolidated Statements of Operations for the Successor Three Months ended June 30, 2004, the Predecessor Three Months ended March 31, 2004, and the Predecessor Six Months ended June 30, 2003 (Unaudited)	6
Consolidated Statements of Cash Flows for the Successor Three Months ended June 30, 2004, the Predecessor Three Months ended March 31, 2004, and the Predecessor Six Months ended June 30, 2003 (Unaudited)	7
Consolidated Statement of Changes in Stockholder’s Equity for the Six Months ended June 30, 2004 (Unaudited)	8
Notes to Consolidated Financial Statements (Unaudited)	9-18
Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations	19-30
Item 3. Quantitative and Qualitative Disclosures about Market Risk	31
Item 4. Controls and Procedures	31
PART II. OTHER INFORMATION	32
SIGNATURES	33

Item 1.	THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (dollars in thousands)

	Successor June 30,	Predecessor
	2004	December 31,
	(Unaudited)	2003
ASSETS
Current assets:
Cash and cash equivalents	$5,218	$1,528
Restricted investments	22	1,145
Accounts receivable, net	46,685	35,383
Inventories, net	68,031	64,772
Deferred income taxes	7,243	5,283
Other current assets	4,605	5,770

Total current assets	131,804	113,881
Property and equipment, net	62,294	64,601
Goodwill	229,655	134,725
Other intangibles, net	156,307	9,631
Deferred income taxes, net	—	20,498
Restricted investments	3,917	5,932
Deferred financing fees, net	7,323	5,638
Other assets	690	927

Total assets	$591,990	$355,833

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,692	$16,836
Current portion of senior term loans	2,175	9,268
Current portion of capitalized lease obligations	41	54
Accrued expenses:
Salaries and wages	2,669	4,467
Pricing allowances	6,474	8,242
Income and other taxes	2,323	1,966
Deferred compensation	22	1,145
Other accrued expenses	11,812	13,363

Total current liabilities	48,208	55,341
Long term senior term loans	214,781	51,290
Bank revolving credit	—	43,495
Long term capitalized lease obligations	121	140
Long term unsecured subordinated notes	47,544	—
Long term unsecured subordinated notes to related party	—	44,062
Junior subordinated debentures	114,626	—
Mandatorily redeemable preferred stock (Note 7)	58,766	—
Management purchased preferred options	3,342	—
Deferred compensation	3,917	5,932
Deferred income taxes, net	4,656	—
Other non-current liabilities	9,790	5,605

Total liabilities	505,751	205,865

Item 1.	THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (dollars in thousands)

	Successor June 30,	Predecessor
	2004	December 31,
	(Unaudited)	2003
LIABILITIES AND STOCKHOLDERS’ EQUITY (CONTINUED)
Common stock with put options:
Class A Common stock, $.01 par, 23,141 shares authorized, 407.6 issued and outstanding at June 30, 2004	407	—

Class B Common stock, $.01 par, 2,500 shares authorized, 1,000 issued and outstanding at June 30, 2004	1,000	—

Guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	—	102,364

Commitments and contingencies
Stockholders’ equity:
Preferred Stock:
Preferred stock, $.01 par, 1,000,000 shares authorized, none outstanding at December 31, 2003	—	—
Class A Preferred stock, $.01 par, 238,889 shares authorized, 82,104.8 issued and outstanding at June 30, 2004	1	—
Common Stock:
Common stock, $.01 par, 20,000,000 shares authorized, 7,118,484 issued and outstanding at December 31, 2003	—	71
Class A Common stock, $.01 par, 23,141 shares authorized, 5,805.3 issued and outstanding at June 30, 2004	—	—
Class C Common stock, $.01 par, 30,109 shares authorized, 2,787.1 issued and outstanding at June 30, 2004	—	—
Additional paid-in capital	84,729	52,310
Accumulated Deficit	—	(4,647)
Accumulated other comprehensive income (loss)	102	(130)

Total stockholders’ equity	84,832	47,604

Total liabilities and stockholders’ equity	$591,990	$355,833

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands)

	Successor	Predecessor
	Three months	Three months
	ended	ended
	June 30,	June 30,
	2004	2003
Net sales	$92,636	$84,263
Cost of sales	41,606	38,290

Gross profit	51,030	45,973

Operating expenses:
Selling, general and administrative expenses	32,687	30,989
Depreciation	3,904	3,496
Amortization	2,679	372
Management fee to related party	256	450

Total operating expenses	39,526	35,307

Other (expense) income, net	(134)	131

Income from operations	11,370	10,797
Interest expense, net	4,591	3,920
Interest expense on manditorily redeemable preferred stock	1,757	—
Interest expense on junior subordinated notes	3,058	—
Distributions on guaranteed preferred beneficial interests	—	3,058
Write-down of note receivable	—	600

Income before income taxes	1,964	3,219
Income tax provision	1,753	1,641

Net income	$211	$1,578

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands)

	Successor	Predecessor
	Three months	Three months	Six months
	ended	ended	ended
	June 30,	March 31,	June 30,
	2004	2004	2003
Net sales	$92,636	$78,997	$154,252
Cost of sales	41,606	35,780	69,954

Gross profit	51,030	43,217	84,298

Operating expenses:
Selling, general and administrative expenses	32,687	30,999	59,189
Non-recurring expense (Note 9)	—	30,707	—
Depreciation	3,904	3,799	6,963
Amortization	2,679	321	743
Management fee to related party	256	524	900

Total operating expenses	39,526	66,350	67,795

Other (expense) income, net	(134)	(140)	184

Income (loss) from operations	11,370	(23,273)	16,687
Interest expense, net	4,591	3,841	7,555
Interest expense on manditorily redeemable preferred stock	1,757	—	—
Interest expense on junior subordinated notes	3,058	3,058	—
Distributions on guaranteed preferred beneficial interests	—	—	6,116
Write-down of note receivable	—	—	6,257

Income (loss) before income taxes	1,964	(30,172)	(3,241)
Income tax provision (benefit)	1,753	(10,856)	1,026

Net income (loss)	$211	$(19,316)	$(4,267)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Successor	Predecessor
	Three months	Three months	Six months
	ended	ended	ended
	June 30,	March 31,	June 30,
	2004	2004	2003
Cash flows from operating activities:
Net income (loss)	$211	$(19,316)	$(4,267)
Adjustments to reconcile net income (loss) to net cash (used for) operating activities:
Depreciation and amortization	6,583	4,120	7,706
Deferred income tax	1,184	(10,287)	784
PIK interest on unsecured subordinated notes	44	506	958
Write-down of note receivable	—	—	6,257
Changes in operating items, net of effects of acquisitions:
Increase in accounts receivable, net	(5,845)	(5,457)	(14,035)
Increase in inventories, net	(2,535)	(724)	(3,495)
Decrease (increase) in other assets	(62)	1,464	(213)
Increase in accounts payable	24	5,832	1,333
(Decrease) increase in other accrued liabilities	(30,607)	23,157	(4,902)
Other items, net	2,578	6	1,040

Net cash used for operating activities	(28,425)	(699)	(8,834)

Cash flows from investing activities:
Capital expenditures	(2,781)	(2,586)	(5,890)
Other, net	6	(23)	281

Net cash used for investing activities	(2,775)	(2,609)	(5,609)

Cash flows from financing activities:
Borrowings of senior term loans	217,500	—	—
Repayments of senior term loans	(61,102)	—	(4,635)
Borrowings of revolving credit loans	2,198	4,709	18,742
Repayments of revolving credit loans	(50,402)	—	—
Borrowings of unsecured subordinated notes	47,500	—	—
Repayments of unsecured subordinated notes	(44,569)	—	—
Principal payments under capitalized lease obligations	(18)	(14)	(26)
Financing fees, net	(7,592)	—	(1,437)
Purchase of predecessor common stock	(214,724)	—	—
Receipt of successor equity proceeds	147,980	—	—
Merger transaction expenses	(2,171)	—	—
Prepayment penalty	(1,097)	—	—

Net cash provided by financing activities	33,503	4,695	12,644

Net increase (decrease) in cash and cash equivalents	2,303	1,387	(1,799)
Cash and cash equivalents at beginning of period	2,915	1,528	2,768

Cash and cash equivalents at end of period	$5,218	$2,915	$969

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2004

							Accumulated
	Predecessor Common	Successor Common Stock		Additional Paid-in	Class A Preferred	Accumulated	Other Comprehensive	Total Stockholders’
	Stock	Class A	Class C	Capital	Stock	Deficit	Income	Equity
Beginning Balance at December 31, 2003- Predecessor	$71	$—	$—	$52,310	$—	$(4,647)	$(130)	$47,604
Net Loss						(19,316)		(19,316)
Change in cumulative foreign translation adjustment (1)							10	10

Ending Balance at March 31, 2004 - Predecessor	71	—	—	52,310	—	(23,963)	(120)	28,298
Close Predecessor’s stockholder’s equity at merger date	(71)	—	—	(52,310)	—	23,963	120	(28,298)
Issuance of 5,805.3 shares of Class A Common Stock		—		5,443				5,443
Issuance of 2,787.1 shares of Class C Common Stock			—	2,787				2,787
Issuance of 82,104.8 shares of The Hillman Companies, Inc.								—
Class A Preferred Stock				78,642	1			78,643

Ending Balance at March 31, 2004 - Successor	—	—	—	86,872	1	—	—	86,873
Net Income						211		211
Dividends to shareholders				(2,143)		(211)		(2,354)
Change in cumulative foreign translation adjustment (1)							7	7
Change in derivative security value (1)							95	95

Ending Balance at June 30, 2004 - Successor	$—	$—	$—	$84,729	$1	$—	$102	$84,832

(1)	The cumulative foreign translation adjustment and change in derivative value represent the only items of other comprehensive income.

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (dollars in thousands)

1. Basis of Presentation:

The accompanying financial statements include the consolidated accounts of The Hillman Companies, Inc. (the “Company” or “Hillman”) and its indirect, wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

On March 31, 2004, The Hillman Companies, Inc. was acquired by an affiliate of Code Hennessy & Simmons LLC (“CHS”). Pursuant to the terms and conditions of an Agreement and Plan of Merger (“Merger Agreement”) dated as of February 14, 2004, the Company was merged with an affiliate of CHS with the Company surviving the merger (“Merger Transaction”). The total consideration paid in the Merger Transaction was $511.6 million including repayment of outstanding debt and including the value of the Company’s outstanding Trust Preferred Securities ($102.3 million at merger).

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

The Company’s Consolidated Balance Sheet and its related Statements of Operations, Cash Flows and Changes in Stockholders’ Equity for the periods presented prior to the March 31, 2004 Merger Transaction are referenced herein as the predecessor financial statements (the “Predecessor” or “Predecessor Financial Statements”). The Company’s Consolidated Balance Sheet as of June 30, 2004 and its related Statements of Operations, Cash Flows and Changes in Stockholders’ Equity for three month period ended June 30, 2004 are referenced herein as the successor financial statements (the “Successor” or “Successor Financial Statements”). The accompanying Successor Financial Statements reflect the allocation of the aggregate purchase price of $511.6, including the value of the Company’s Trust Preferred Securities, to the assets and liabilities of Hillman based on fair values at the date of the merger in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” The Company is in the process of obtaining third-party valuations of certain assets acquired in connection with the Merger Transaction. Thus, the allocation of the purchase price is subject to change. Any amounts attributable to such assets are expected to be finalized during 2004. The following table reconciles the fair value of the acquired assets and assumed liabilities to the total purchase price:

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

1. Basis of Presentation (continued):

Accounts receivable	$40,840
Inventory	65,496
Property and equipment	63,417
Goodwill	229,655
Intangible assets	158,985
Other assets	11,551

Total assets acquired	569,944

Less:
Liabilities assumed	45,968
Junior subordinated debentures	114,725

Total assumed liabilities	160,693

Total purchase price	$409,251

The purchase price includes transaction related costs aggregating $2,171 which were associated with CHS’s purchase of the Company.

The following table indicates the pro forma financial statements of the Company for the three months ended March 31, 2004 and the six and three months ended June 30, 2003 (including non-recurring charges of $30,707 as discussed in Note 9). The pro forma financial statements give effect to the Merger Transaction as if it had occurred on January 1, 2004 and January 1, 2003, respectively.

	Three Months Ended	Three Months Ended	Six Months Ended
	March 31, 2004	June 30, 2003	June 30, 2003
Net sales	$78,997	$84,263	$154,252
Net loss	(21,031)	(117)	(7,685)

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

The accompanying unaudited consolidated financial statements present information in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. Management believes the financial statements include all normal recurring accrual adjustments necessary for a fair presentation. Operating results for the six months ended June 30, 2004 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report filed on Form 10-K for the year ended December 31, 2003.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

2. Summary of Significant Accounting Policies:

Shipping and Handling:

The costs incurred to ship product to customers, including freight and handling expenses, are included in selling, general and administrative (“SG&A”) expenses on the Company’s Statements of Operations. For the three months ended June 30, 2004 and 2003, shipping and handling costs included in SG&A were $4,245 for the Successor Company and $4,292 for the Predecessor Company, respectively. For the three months ended March 31, 2004, shipping and handling costs included in SG&A were $3,628 for the Predecessor Company and for the six months ended June 30, 2003, shipping and handling costs included in SG&A were $7,861 for the Predecessor Company.

Comprehensive Income (Loss):

The components of comprehensive income (loss) were as follows:

	Successor	Predecessor	Predecessor	Predecessor
	Three months	Three months	Three months	Six months
	ended	ended	ended	ended
	June 30,	June 30,	March 31,	June 30,
	2004	2003	2004	2003
Net income (loss)	$211	$1,578	$(19,316)	$(4,267)
Change in derivative security value	95	—	—	—
Foreign currency translation adjustment	7	(64)	10	(100)

Comprehensive income (loss)	$313	$1,514	$(19,306)	$(4,367)

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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

3. Goodwill and Other Intangible Assets:

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 provides for the non-amortization of goodwill. Goodwill is now subject to at least an annual assessment for impairment by applying a fair value-based test. Goodwill totaling $229,655 was recorded in connection with the Merger Transaction. Other intangible assets are amortized over their useful lives and are subject to a lower of cost or market impairment testing.

The values assigned to intangible assets in connection with the March 31, 2004 Merger Transaction were determined by a preliminary independent appraisal. The intangible asset values may be adjusted for any changes determined upon completion of work on the independent appraisal. Intangible assets as of June 30, 2004 and December 31, 2003 consist of the following:

	Successor	Predecessor
	June 30,	December 31,
	2004	2003
Customer Relationships	$101,995	$—
Trademarks	43,658	6,500
Patents	7,432	6,700
Proprietary Software	—	1,000
Non Compete Agreements	5,900	1,250

Intangible assets, gross	158,985	15,450
Less: Accumulated amortization	2,678	5,819

Intangible assets, net	$156,307	$9,631

The Predecessor Company’s amortization expense for amortizable assets for the three months ended March 31, 2004 was $321. The Successor Company’s amortization expense for amortizable assets for the nine months ended December 31, 2004 is estimated to be $8,034 and for the years ending December 31, 2005, 2006, 2007 and 2008 are estimated to be $10,710, $10,710, $9,985 and $8,350, respectively.

4. Contingencies:

Under the Company’s insurance programs, commercial umbrella coverage is obtained for catastrophic exposure and aggregate losses in excess of normal claims. Beginning in 1991, the Company has retained risk on certain expected losses from both asserted and unasserted claims related to worker’s compensation, general liability and automobile as well as the health benefits of certain employees. Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claim data and certain actuarial assumptions. As of June 30, 2004, the Company has provided insurers letters of credit aggregating $4,865 related to certain insurance programs.

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

The Predecessor Company has recorded a management fee charge of $524 and $450 for the three months ended March 31, 2004 and 2003, respectively and a management fee of $900 for the six months ended June 30, 2003. Payment of management fees was due annually after delivery of the Company’s annual audited financial statements to the Board of Directors of the Company. The obligation to pay management fees to Allied Capital was terminated upon the payment of outstanding fees in the amount of $2,324 on March 31, 2004 in connection with the close of the Merger Transaction.

On March 31, 2004, the Company was acquired by an affiliate of Code Hennessy & Simmons LLC. In connection with the CHS acquisition, the Company is obligated to pay management fees to a subsidiary of CHS in the amount of $58 per month and to pay management fees to a subsidiary of OTPP in the amount of $26 per month, plus out of pocket expenses, for each month commencing with the closing date of the Merger Transaction. Management fees to CHS and OTPP of $256 have been recorded in the three months ended June 30, 2004.

The Predecessor Company incurred interest expense to Allied Capital on the subordinated debt at a fixed rate of 18.0% per annum. Cash interest payments were required on a quarterly basis at a fixed rate of 13.5% with the remaining 4.5% fixed rate (the “PIK Amount”) being added to the principal balance. The subordinated debt and accrued interest thereon of $45,571 were paid in full at March 31, 2004 in connection with the Merger Transaction.

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

In connection with the Merger Transaction, certain members of management entered into an Executive Securities Agreement (“ESA”). The ESA provides for the method and terms under which management proceeds were invested in the Company. Under the terms of the ESA, management shareholders have the right to put their Class A Common Stock and Class B Common Stock back to the Company at fair market value if employment is terminated for other than cause. If terminated for cause, the management shareholders can generally put the Class A Common Stock and Class B Common Stock back to the Company for the lower of the fair market value or cost. Accounting Series Release No. 268 requires certain securities whose redemption is not in the control of the issuer to be classified outside of permanent equity. The put feature embedded in management’s Class A Common Stock and Class B Common Stock allow redemption at the holder’s option under certain circumstances. Accordingly, management’s 407.6 Class A Common Stock shares and 1,000 Class B Common Stock shares have been classified between liabilities and stockholder’s equity in the accompanying Consolidated Balance Sheet.

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

Class A Preferred Stock. Holders of Class A Preferred Stock are not entitled to any voting rights. Holders of Class A Preferred Stock are entitled to preferential dividends that shall accrue on a daily basis at the rate of 11.0% per annum of the sum of the Liquidation Value (as defined in the Certificate of Incorporation) thereof plus all accumulated and unpaid dividends thereon.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 requires certain financial instruments with both debt and equity characteristics to be classified as debt. The statement requires initial and subsequent valuation of this debt at a present or fair market value and was effective July 1, 2003. The Hillman Investment Company Class A Preferred Stock is mandatorily redeemable on March 31, 2028 and in accordance with SFAS 150 has been classified as debt in the accompanying June 30, 2004 Balance Sheet.

Dividends on the mandatorily redeemable Class A Preferred Stock for the three months ended June 30, 2004 are included in interest expense on the accompanying consolidated statements of operations.

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

Prior to the Merger Transaction the Company had 349,641 options issued in connection with the 1998 SunSource Equity Compensation Plan (“1998 Incentive Plan”). The options were 100% vested and had a weighted average strike price of $4.19 per share. In connection with the Merger Agreement, 154,641 of the 1998 Incentive Plan options and 75,714 of the 2001 Incentive Plan options were cancelled and converted into rights to receive options to purchase 3,895.16 shares of Hillman Companies, Inc. Class A Preferred Stock and 2,717.55 shares of Hillman Investment Company Class A Preferred Stock (collectively the “Purchased Options”). The Purchased Options have a weighted average strike price of $170.69. The fair value of the Hillman Investment Company Class A Preferred Stock options have been included with the underlying security in the accompanying Consolidated Balance Sheets. SFAS 150 requires security instruments with a redemption date that is certain to occur to be classified as liabilities. Thus, The Hillman Companies, Inc. Class A Preferred Stock options, which have a March 31, 2028 expiration date, have been classified at their fair market value in the liability section of the accompanying Consolidated Balance Sheets. To the extent the Company pays a dividend to holders of the Class A Preferred Stock and the Hillman Investment Company Class A Preferred Stock, the Purchased Option Holder will be entitled to receive an amount equal to the dividend which would have been paid if the Purchased Options had been exercised on the date immediately prior to the record date for the dividend. Additionally, under the terms of the ESA, the Purchased Options can be put back to the Company at fair market value if employment is terminated.

The remaining 1998 Incentive Plan Options and 2001 Incentive Plan Options were cancelled and converted into rights to receive a pro rata share of the merger consideration. The 1998 Incentive Plan and the 2001 Incentive Plan were then terminated.

On March 31, 2004, the Company’s adopted The Hillman Companies, Inc. 2004 Stock Option Plan (“Common Option Plan”) following Board and shareholder approval. Grants under the

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

The Common Option Plan is administered by a Committee of the Board. The Committee determines the term of each option, provided, however, that the exercise period may not exceed ten years from date of grant. No options have been awarded under the Common Option Plan as of June 30, 2004.

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

In September 1997, The Hillman Group Capital Trust (“Trust”), a Grantor trust, completed a $105.4 million underwritten public offering of 4,217,724 11.6% Trust Preferred Securities (“TOPrS”). The Trust invested the proceeds from the sale of the preferred securities and the related common securities in an equal principal amount of 11.6% Junior Subordinated Debentures of Hillman due September 2027. The Trust distributes monthly cash payments it receives from the Company as interest on the debentures to preferred security holders at an annual rate of 11.6% on the liquidation amount of $25 per preferred security. The Company may defer interest payments on the debentures at any time, for up to 60 consecutive months. If this occurs, the Trust will also defer distribution payments on the preferred securities. The deferred distributions, however, will accumulate distributions at a rate of 11.6% per annum. The Trust will redeem the preferred securities when the debentures are repaid, or at maturity on September 30, 2027. The Company may redeem the debentures before their maturity at a price equal to 100% of the principal amount of the debentures redeemed, plus accrued interest. When the Company redeems any debentures before their maturity, the Trust will use the cash it receives to redeem preferred securities and common securities as provided in the trust agreement. The Company guarantees the obligations of the Trust on the Trust Preferred Securities.

The Company has determined that the Trust is a variable interest entity and (ii) the Company is not the primary beneficiary of the Trust pursuant to the provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entries” (“FIN 46R”). Accordingly, pursuant to the requirements of FIN 46R, the Company has de-consolidated the Trust at March 31, 2004. Summarized below is the condensed financial information of the Trust as of June 30, 2004.

Non-current assets- junior subordinated debentures	$114,626

Non-current liabilities - Trust Preferred Securities	$114,626

The non-current assets for the Trust relate to its investment in the 11.6% junior subordinated deferrable interest debentures of Hillman due September 30, 2027.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

8.	Guaranteed Preferred Beneficial Interest in the Company’s Junior Subordinated Debentures (continued):

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

On March 31, 2004, the Junior Subordinated Debentures were recorded at the fair value of $114,725 based on the price underlying the Trust Preferred Securities of $27.20 per share upon close of trading on the American Stock Exchange on that date. The Company is amortizing the premium on the Junior Subordinated Debentures of $9,279 over their remaining life in the amount of $99 per quarter. At June 30, 2004, the value of the Junior Subordinated Debentures, net of premium amortization, was $114,626.

9.	Non-Recurring Expense:

In the quarter ended March 31, 2004, the Company incurred $30,707 of non-recurring, one-time charges. The charges included a $24,353 expense for stock options granted in connection with the Merger Transaction at an exercise price below fair market value. See Note 7, Common and Preferred Stock for additional details. Payroll taxes on the stock option grant of $397 were also recorded in the first quarter of 2004. In addition, the Company recorded Merger Transaction costs incurred by the selling shareholders which consisted primarily of investment banking and legal fees of $4,035. Finally, in connection with the Merger Transaction the Company awarded bonuses to certain members of management totaling $1,922.

10.	Note Receivable:

On April 13, 2002, the Company entered into a Unit Repurchase Agreement with GC-Sun Holdings, L.P. (“G-C”), pursuant to which G-C exercised its call right under the G-C partnership agreement to purchase the Company’s interest in G-C. The Unit Repurchase Agreement closed on June 25, 2002. In exchange for its interest in G-C, the Company received a $10,000 subordinated note from G-C. Interest on the note was payable quarterly at a rate of 18% from May 1, 2002 to April 30, 2003, 17% from May 1, 2003 to April 30, 2004, and 16% thereafter. G-C’s payment of interest on the note was subject to certain restrictions under the terms of the subordinated note agreement. If such restrictions did not permit the current payment of interest in cash when due, accrued interest was added to the principal.

In February 2003, G-C sold the assets of its largest operating division, Kar Products. The proceeds of the sale were primarily used to pay down G-C’s senior creditors. Following the sale of Kar Products, the Company estimated the enterprise value of G-C based on the cash flows and book value of the remaining operating division under a held for sale methodology. The excess of the estimated enterprise value less debt obligations senior to the G-C note were determined to be insufficient to support the value of the G-C note and accrued interest. Accordingly, the Company recorded a $5,657 charge to income in the first quarter of 2003 and a $600 charge to income in the second quarter of 2003 to write-down the face value of the note and accrued interest thereon to its estimated future cash flows. The Company recorded additional charges to income of $5,000 in the remainder of 2003 for changes in the assessments of the estimated amounts recoverable under the note. On March 30, 2004, the G-C note was distributed to the Predecessor common shareholders of the Company.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

11.	Derivatives and Hedging:

The Company uses derivative financial instruments to manage its exposures to interest rate fluctuations on its floating rate senior debt. The derivative instruments are accounted for pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” As amended, SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change unless the derivative qualifies as an effective hedge that offsets certain exposures.

On April 28, 2004, the Company entered into an Interest Rate Swap Agreement (“Swap”) with a two-year term for a notional amount of $50 million. The Swap fixes the interest rate on $50 million of the Senior Term Loan at a rate of 1.17% plus the applicable interest rate margin for the first three months of the Swap with incremental increases ranging from 28 to 47 basis points in each successive quarter.

The Swap has been designated as a cash flow hedge and the fair value at June 30, 2004 was $95, net of $63 in taxes. The Swap is reported on the consolidated balance sheet in other assets. The related deferred gain on our swap agreements of $95 has been deferred in shareholders’ equity as a component of other comprehensive income. This deferred gain is then recognized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recorded in interest expense. Gains and losses associated with the ineffective portion of the Swap are immediately recognized in earnings. For the period from the inception of the Swap to June 30, 2004 the gains and losses on the ineffective portion of the Swap were not material to the consolidated financial statements.

12.	Stock Based Compensation:

The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock based employee compensation plans. On March 31, 2004 the Company recognized compensation expense for certain options granted under the stock option plan of the Predecessor with an exercise price less than the market value of the underlying common stock on the date of grant (See Note 7, Common and Preferred Stock).

In connection with the Merger Transaction, the Company granted options to purchase shares of Preferred Stock to certain members of management. The exercise price of the options was equal to the market price of the underlying stock on the date of grant and accordingly no compensation expense was recorded. The Company is subject to the disclosure rules of SFAS 123, Accounting for Stock Based Compensation. Management has determined that the impact of SFAS 123 on net income and stockholders’ equity was not material as of and for the quarter ended June 30, 2004.

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

On March 31, 2004, The Hillman Companies, Inc. was acquired by an affiliate of Code Hennessy & Simmons LLC (“CHS”). Pursuant to the terms and conditions of an Agreement and Plan of Merger (“Merger Agreement”) dated as of February 14, 2004, the Company was merged with an affiliate of CHS with the Company surviving the merger (“Merger Transaction”). The total consideration paid in the Merger Transaction was $511.6 million including repayment of outstanding debt and including the value of the Company’s outstanding Trust Preferred Securities ($102.3 million at merger).

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

On April 28, 2004, the Company entered into an Interest Rate Swap Agreement (“Swap”) with a two-year term for a notional amount of $50.0 million. The Swap fixes the interest rate on $50.0 million of the Senior Term Loan at a rate of 1.17% plus the applicable interest rate margin for the first three months of the Swap with incremental increases ranging from 28 to 47 basis points in each successive quarter.

Results of Operations

Three Months Ended June 30, 2004 and 2003

Net sales increased $8.4 million or 10.0% in the second quarter of 2004 to $92.6 million from $84.3 million in 2003. Franchise and independent (“F&I”) accounts increased $3.5 million from the comparable period in 2003. The increased F&I sales were the result of improved economic activity at the retail level and increased sales of galvanized fasteners used in the newly formulated treated lumber. The F&I accounts are typically individual hardware dealers who are members of larger cooperatives, such as TruServ, Ace, and Do-It-Best. Sales to national accounts represented $3.0 million of the $8.4 million total sales increase in the second quarter primarily as a result of increased fastener sales to Lowe’s and Tractor Supply and increased keys and letters, numbers, and signs (“LNS”) sales to Home Depot. Other sales, including regional accounts and engraving products were up $1.9 million compared to the second quarter of 2003.

The Company’s gross profit was 55.1% in the second quarter of 2004 compared to 54.6% in the second quarter of 2003. The margin rate increase from the prior year was the result of production efficiencies following the December 2003 consolidation of the Rockford packaging and distribution facility into the Company’s Cincinnati facility.

The Company’s consolidated selling, general and administrative expenses (“S,G&A”) increased $1.7 million or 5.5% from $31.0 million in the second quarter of 2003 to $32.7 million in the second quarter of 2004. Selling expenses increased $2.9 million or 20.7% primarily as a result of an increase in service labor and outside service cost for newly opened national account locations and an increase in the use of pricing labels for the conversion of merchant displays to reflect the recent fastener price increase. Warehouse and delivery expenses increased $1.0 million or 9.5% primarily as a result of increased freight and labor on the increased sales volume. General and administrative expenses decreased by $2.1 million in the second quarter of 2004 compared to the second quarter of 2003. This decrease was primarily the result of the payment of a $1.2 million medical claim in the second quarter of 2003 together with reduced medical claims experience in the same period of 2004.

Total S,G&A expenses in the second quarter of 2004 expressed as a percentage of sales compared with the second quarter of 2003 are as follows:

	Three Months ended June 30,
As a % of Sales	2004	2003
Selling Expenses	18.2%	16.7%
Warehouse and Delivery Expenses	12.4%	12.5%
General and Administrative Expenses	4.7%	7.6%

Total S,G&A Expenses	35.3%	36.8%

Income from operations for the second quarter of 2004 was $11.4 million compared with income of $10.8 million for the same prior-year period, representing an increase of $0.6 million. The increase in income from operations in the second quarter of 2004 was the result of the 10.0% higher sales and the resulting 10.9% increase in gross profit.

The Company’s consolidated operating profit margin (income from operations as a percentage of sales) decreased from 12.8% in the second quarter of 2003 to 12.3% in 2004. The operating profit margin decrease was the result of an increase in amortization expense related to intangible assets recorded in connection with the March 31, 2004 Merger Transaction.

Depreciation expense increased $0.4 million to $3.9 million in the second quarter of 2004 from $3.5 million in the same quarter of 2003.

Amortization expense of $2.7 million in the second quarter of 2004 increased from $0.4 million in the same quarter of 2003 as a result of the increase in amortizable intangible assets related to the Merger Transaction.

The Company has recorded a management fee charge of $0.26 million for the second quarter of 2004 and $0.45 million for the second quarter of 2003. The Company is obligated to pay management fees to a subsidiary of CHS for management services rendered in the amount of fifty-eight thousand dollars per month, plus out of pocket expenses, and to pay management fees to a subsidiary of Ontario Teacher’s Pension Plan for management services rendered in the amount of twenty-six thousand dollars per month, plus out of pocket expenses, for each month commencing with the closing date of the Merger Transaction. The Company was obligated to pay management fees to a subsidiary of Allied Capital for management services rendered in the amount of $1.8 million, plus out of pocket expenses, for calendar years subsequent to 2001. The payment of management fees was due annually after delivery of the Company’s annual audited financial statements to the Board of Directors of the Company. The obligation to pay management fees to Allied Capital was terminated upon the payment of outstanding fees in the amount of $2.3 million on March 31, 2004 in connection with the close of the Merger Transaction.

In February 2003, G-C Sun Holdings, L.P. (“G-C”) sold the assets of its largest operating division, Kar Products. The proceeds of the sale were primarily used to pay down G-C’s senior creditors. Following the sale of Kar Products, the Company estimated the enterprise value of G-C based on the cash flows and book value of the remaining operating division. The excess of the estimated enterprise value less debt obligations senior to the G-C note were determined to be insufficient to support the value of the G-C note. Accordingly, the Company recorded a $5.7 million charge to income in the first quarter of 2003 and a $0.6 million charge to income in the second quarter of 2003 to write-down the face value of the note and accrued interest thereon to its estimated future cash flows. The Company recorded additional charges to income of $5.0 million in the remainder of 2003 for changes in the assessments of the estimated amounts recoverable under the note.

Interest expense from credit facilities, net of interest income, increased $0.7 million to $4.6 million in the second quarter of 2004 from $3.9 million in the same period of 2003. The interest expense increase was the result of increased Company debt related to the Merger Transaction.

Interest expense on mandatorily redeemable preferred stock was $1.8 million in the second quarter of 2004. Because this interest expense related to the Merger Transaction, there was no such expense incurred in the same period of 2003.

For the three months ended June 30, 2004 the Company paid $3.1 million in interest on the Junior Subordinated Debentures and for the three months ended June 30, 2003 the Company paid $3.1 million in interest distributions on the guaranteed preferred beneficial interests. These interest payments were equivalent to the amounts distributed by the Trust on the Trust Preferred Securities.

The Company is subject to federal, state and local income taxes on its domestic operations and foreign income taxes on its international operations as accounted for in accordance with Statement of Financial Accounting Standard (SFAS) No. 109, “Accounting for Income Taxes.” Deferred income taxes represent differences between the financial statement and tax basis of assets and liabilities as classified on the Company’s balance sheet. The Company recorded a tax provision for income taxes of $1.8 million on pre-tax income of $2.0 million in the second quarter of 2004. The effective tax rate in the second quarter of 2004 was 89.3% compared to 51.0% in the second quarter of 2003. The increase in the effective tax rate is primarily the result of the $1.8 million of interest expense on the mandatorily redeemable preferred stock recorded in the second quarter of 2004 which is not deductible for tax purposes.

Six Months Ended June 30, 2004 and 2003

Net sales increased $17.3 million or 11.2% in the first six months of 2004 to $171.6 million from $154.3 million in the same period of 2003. Sales to national accounts represented $8.6 million of the $17.3 million total sales increase in the first half primarily as a result of increased fastener, keys, and LNS sales to Lowe’s, increased keys and LNS sales to Home Depot, and increased keys sales to Wal-Mart. Franchise and independent accounts increased $6.1 million from the comparable period in 2003. The increased F&I sales were the result of improved economic activity at the retail level and increased sales of galvanized fasteners used in the newly formulated treated lumber. The F&I accounts are typically individual hardware dealers who are members of larger cooperatives, such as TruServ, Ace, and Do-It-Best. Other sales, including regional accounts and engraving products were up $2.6 million compared to the first half of 2003.

The Company’s gross profit was 54.9% in the first half of 2004 compared to 54.6% in the first half of 2003. The margin rate increase from the prior year was the result of production efficiencies following the December 2003 consolidation of the Rockford packaging and distribution facility into the Company’s Cincinnati facility.

The Company’s consolidated selling, general and administrative expenses (“S,G&A”) increased $4.5 million or 7.6% from $59.2 million in the first half of 2003 to $63.7 million in the first half of 2004. Selling expenses increased $4.8 million or 17.1% primarily as a result of an increase in service labor and outside service cost for newly opened national account locations and conversion of merchant displays in existing locations. Warehouse and delivery expenses increased $1.8 million or 9.1% primarily as a result of increased freight and labor of $1.3 million on increased sales volume. General and administrative expenses decreased by $2.1 million in the first half of 2004 compared to the first half of 2003 as a result in a substantial decrease in medical expense and the elimination of several positions from our Corporate Group and the Tempe and Rockford facilities.

Total S,G&A expenses in the first half of 2004 expressed as a percentage of sales compared with the first half of 2003 are as follows:

	Six Months ended June 30,
As a % of Sales	2004	2003
Selling Expenses	19.1%	18.2%
Warehouse and Delivery Expenses	12.6%	12.8%
General and Administrative Expenses	5.4%	7.4%

Total S,G&A Expenses	37.1%	38.4%

Loss from operations for the first half of 2004 was $11.9 million compared with income of $16.7 million for the same prior-year period, representing a decrease of $28.6 million. The decrease in income from operations was the result of $30.7 million in stock option compensation expense, management incentive fees, investment banking and legal fees incurred in connection with the Merger Transaction.

The Company’s consolidated operating profit margin (income from operations as a percentage of sales) decreased from 10.8% in the first half of 2003 to (6.9%) in 2004. The operating profit margin decrease was principally the result of non-recurring expenses related to the Merger Transaction of $4.0 for investment banking and legal fees, $1.9 million in management incentives, and $24.8 million in stock option compensation and related payroll taxes. The consolidated operating profit margin, net of non-recurring Merger Transaction costs of $30.7 million, was $18.8 million or 11.0% expressed as a percentage of sales.

Depreciation expense increased $0.7 million to $7.7 million in the first half of 2004 from $7.0 million in the same period of 2003.

Amortization expense of $3.0 million in the first half of 2004 increased from $0.7 million in the same period of 2003 as a result of the increase in amortizable intangible assets related to the Merger Transaction.

The Company has recorded a management fee charge of $0.78 million for the first half of 2004 and $0.9 million for the first half of 2003. The Company is obligated to pay management fees to a subsidiary of CHS for management services rendered in the amount of fifty-eight thousand dollars per month, plus out of pocket expenses, and to pay management fees to a subsidiary of Ontario Teacher’s Pension Plan for management services rendered in the amount of twenty-six thousand dollars per month, plus out of pocket expenses, for each month commencing with the closing date of the Merger Transaction. The Company was obligated to pay management fees to a subsidiary of Allied Capital for management services rendered in the amount of $1.8 million, plus out of pocket expenses, for calendar years subsequent to 2001. The payment of management fees was due annually after delivery of the Company’s annual audited financial statements to the Board of Directors of the Company. The obligation to pay management fees to Allied Capital was terminated upon the payment of outstanding fees in the amount of $2.3 million on March 31, 2004 in connection with the close of the Merger Transaction.

In February 2003, G-C Sun Holdings, L.P. (“G-C”) sold the assets of its largest operating division, Kar Products. The proceeds of the sale were primarily used to pay down G-C’s senior creditors. Following the sale of Kar Products, the Company estimated the enterprise value of G-C based on the cash flows and book value of the remaining operating division. The excess of the estimated enterprise value less debt obligations senior to the G-C note were determined to be insufficient to support the value of the G-C note. Accordingly, the Company recorded a $5.7 million charge to income in the first quarter of 2003 and a $0.6 million charge to income in the second quarter of 2003 to write-down the face value of the note and accrued interest thereon to its estimated future cash flows. The Company recorded additional charges to income of $5.0 million in the remainder of 2003 for changes in the assessments of the estimated amounts recoverable under the note.

Interest expense from credit facilities, net of interest income, increased $0.8 million to $8.4 million in the first half of 2004 from $7.6 million in the same period of 2003. The interest expense increase was primarily the result of increased Company debt related to the Merger Transaction and the amortization of additional deferred financing costs.

Interest expense on mandatorily redeemable preferred stock was $1.8 million in the first half of 2004. Because this interest expense related to the Merger Transaction, there was no such expense incurred in the same period of 2003.

For the six months ended June 30, 2004 the Company paid $6.1 million in interest on the Junior Subordinated Debentures and for the six months ended June 30, 2003 the Company paid $6.1 million in interest distributions on the guaranteed preferred beneficial interests. These interest payments were equivalent to the amounts distributed by the Trust on the Trust Preferred Securities.

The Company is subject to federal, state and local income taxes on its domestic operations and foreign income taxes on its international operations as accounted for in accordance with Statement of Financial Accounting Standard (SFAS) No. 109, “Accounting for Income Taxes.” Deferred income taxes represent differences between the financial statement and tax basis of assets and liabilities as classified on the Company’s balance sheet. The Company recorded a tax benefit for income taxes of $9.1 million on pre-tax losses of $28.2 million in the first half of 2004. The effective tax rate in the first half of 2004 was 32.30% compared to (31.7%) in the first half of 2003. The change in the effective tax rate is due to the increase in the pre-tax loss because of the non-recurring expense incurred in the first half of 2004 along with a decrease in the permanent tax items in 2004 when compared to 2003 which include certain costs associated with the Merger Transaction and the write-down of the face value of the G-C Note in 2003.

Cash Flows

The statements of cash flows reflect the changes in cash and cash equivalents for the three months ended June 30, 2004 (Successor), the Merger Transaction on March 31, 2004 (Successor), the three months ended March 31, 2004 (Predecessor), and the six months ended June 30, 2003 (Predecessor) by classifying transactions into three major categories: operating, investing and financing activities. The cash flows from the March 31, 2004 Merger Transaction are separately discussed below.

Merger Transaction

In connection with Merger Transaction the Company issued Common Stock and Preferred Stock for $148.0 million in cash. Proceeds from the refinancing of the Senior Credit Agreement and the Subordinated Debt Issuance net of financing fees of $7.6 million provided an additional $259.8 million. The debt and equity proceeds were used to repay existing senior and subordinated debt and accrued interest thereon of $154.9 and to repurchase existing shareholder’s common equity of $214.7 million and $24.8 million in compensation for stock options and related payroll taxes. The remainder of the proceeds was used to pay transaction expenses of $2.2 million and a senior credit prepayment penalty of $1.1 million.

Operating Activities

The Company’s main source of liquidity is cash generated from operating activities consisting of net earnings from operations adjusted for non-cash operating items such as depreciation and changes in operating assets and liabilities such as receivables, inventories and payables.

Excluding $26.1 million in cash used for the Merger Transaction discussed above, cash used by operating activities for the first six months of 2004 was $3.0 million compared to $8.8 million in the same prior year period. Operating cash outflows have historically been the highest in the first and second fiscal quarters as sales volume and inventory levels generally increase as the Company approaches the stronger spring and summer selling seasons. The seasonal working capital impact was less pronounced in the first six months of 2004 as the net operating assets including inventory, receivables and payables increased only $8.7 million compared to $16.2 million in 2003.

Investing Activities

The principal recurring investing activities are property additions primarily for key duplicating machines. Net property additions for the first six months of 2004 were $5.4 million compared to $5.9 million in the comparable prior year period. The decrease in capital expenditures in the first six months of 2004 compared to the prior year period results from a decrease in the amount of expenditures for key duplicating machines of $.3 million and a reduction in plant and equipment expenditures $0.2 million.

Financing Activities

Excluding $36.3 million in cash provided by borrowings related to the Merger Transaction, net cash provided by financing activities for the six months ended June 30, 2004 was $1.9 million compared to $12.6 million for the comparable period in 2003. The reduction in cash provided by financing activities is primarily a function of reduced borrowings under the revolving credit facility. As discussed above, revolver borrowings to fund the seasonal increase in working capital requirements were less significant in the first six months of 2004.

Liquidity and Capital Resources

The Company’s working capital position (defined as current assets less current liabilities) of $83.6 million at June 30, 2004 represents an increase of $25.1 million from the December 31, 2003 level of $58.5 million primarily as a result of the seasonal increase in accounts receivable of $11.3 million and inventory of $3.3 million and the reduction in the current portion of long-term debt of $7.1 million together with an increase in cash of $3.7 million. The Company’s current ratio (defined as current assets divided by current liabilities) increased to 2.73x at June 30, 2004 from 2.06x at December 31, 2003.

The Company’s contractual obligations in thousands of dollars as of June 30, 2004 are summarized below:

		Payments Due
		Less Than 1	1 to 3	3 to 5	More Than
Contractual Obligations	Total	Year	Years	Years	5 Years
Junior Subordinated Debentures	$114,626	$—	$—	$—	$114,626
Long Term Senior Term Loans	214,781	2,175	4,350	4,350	203,906
Long Term Unsecured Subordinated Notes	47,544	—	—	—	47,544
Operating Leases	29,084	6,611	8,940	4,012	9,521
Deferred Compensation Obligations	3,939	22	44	44	3,829
Management Purchased Preferred Options	3,230	—	—	—	3,230
Capital Lease Obligations	162	41	85	36	—
Other Long Term Obligations	8,162	976	1,780	780	4,626

Total Contractual Cash Obligations	$421,528	$9,825	$15,199	$9,222	$387,282

All of the obligations noted above are reflected on the Company’s Consolidated Balance Sheet as of June 30, 2004 except for the Operating Leases.

As of June 30, 2004, the Company had $35.1 million available under its secured credit facilities. The Company had approximately $217.1 million of outstanding debt under its secured credit facilities at June 30, 2004, consisting of $216.9 million in a term loan and $0.2 million in capitalized lease obligations. The term loan consisted of a $216.4 million Term B Loan (the “Term Loan B”) currently at a six (6) month LIBOR rate of 4.625% and $0.5 million at a rate of 6.25%. The capitalized lease obligations were at various interest rates.

As of June 30, 2004 the Company had no material purchase commitments for capital expenditures.

Interest on the Subordinated Debt Issuance of $47.5 million which matures September 30, 2011 is at a fixed rate of 13.5% per annum, with cash interest payments being required on a quarterly basis at a fixed rate of 11.25% commencing April 15, 2004. The outstanding principal balance of the Subordinated Debt Issuance shall be increased on a quarterly basis at the remaining 2.25% fixed rate (the “PIK Amount”). All of the PIK Amounts are due on the maturity date of the Subordinated Debt Issuance. As of June 30, 2004, the outstanding Subordinated Debt Issuance including the PIK Amounts was $47.5 million.

The Senior Credit Agreement, among other provisions, contains financial covenants requiring the maintenance of specific leverage and interest coverage ratios and levels of financial position, restricts the incurrence of additional debt and the sale of assets, and permits acquisitions with the consent of the lenders. The Company was in full compliance with all provisions of the Senior Credit Agreement as of June 30, 2004.

The Company has net deferred tax assets aggregating $2.6 million as of June 30, 2004, as determined in accordance with SFAS 109. Management believes that the Company’s deferred tax assets will be realized through the reversal of existing temporary differences between the financial statement and tax basis, as well as through future taxable income.

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

Goodwill and Other Intangible Assets:

Prior to January 1, 2002, the Company recorded goodwill related to the excess of acquisition cost over the fair value of net assets acquired and amortized the goodwill on a straight-line basis over twenty-five to forty years. The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” and accordingly, goodwill is no longer amortized, but is reviewed periodically for impairment. Other intangible assets arising principally from acquisitions and the Merger Transaction are amortized on a straight-line basis over periods ranging from four to fifteen years.

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

Shipping and Handling:

The costs incurred to ship product to customers, including freight and handling expenses, are included in selling, general and administrative (“SG&A”) expenses on the Company’s Statements of Operations. For the three months ended June 30, 2004 and 2003, shipping and handling costs included in SG&A were $4,245 for the Successor Company and $4,292 for the Predecessor Company, respectively. For the three months ended March 31, 2004, shipping and handling costs included in SG&A were $3,628 for the Predecessor Company and for the six months ended June 30, 2003, shipping and handling costs included in SG&A were $7,861 for the Predecessor Company.

Comprehensive Income (Loss):

The components of comprehensive income (loss) were as follows:

	Successor	Predecessor	Predecessor	Predecessor
	Three months	Three months	Three months	Six months
	ended	ended	ended	ended
	June 30,	June 30,	March 31,	June 30,
	2004	2003	2004	2003
Net income (loss)	$211	$1,578	$(19,316)	$(4,267)
Change in derivative security value	95	—	—	—
Foreign currency translation adjustment	7	(64)	10	(100)

Comprehensive income (loss)	$313	$1,514	$(19,306)	$(4,367)

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

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to the impact of interest rate changes as borrowings under the senior credit facility bear interest at variable interest rates. It is the Company’s policy to enter into interest rate transactions only to the extent considered necessary to meet objectives. On April 28, 2004, the Company entered into an Interest Rate Swap Agreement (“Swap”) with a two-year term for a notional amount of $50 million. The Swap fixes the interest rate on $50 million of the Senior Term Loan at a rate of 1.17% plus the applicable interest rate margin for the first three months of the Swap with incremental increases ranging from 28 to 47 basis points in each successive quarter. Based on Hillman’s exposure to variable rate borrowings at June 30, 2004, a one percent (1%) change in the weighted average interest rate would change the annual interest expense by approximately $1.7 million.

The Company is exposed to foreign exchange rate changes of the Canadian currency as it impacts the $1.2 million net asset value of its Canadian subsidiary, The Hillman Group Canada, Ltd., as of June 30, 2004. Management considers the Company’s exposure to foreign currency translation gains or losses to be minimal.

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

(b) There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Items 1, 2, 3, 4 & 5 — None

Item 6 — Exhibits and Reports on Form 8-K

a)	Exhibits, Including Those Incorporated by Reference.

3.1 *	Restated Certificate of Incorporation of The Hillman Companies, Inc. (effective March 30, 2004).

3.2 *	By-Laws of The Hillman Companies, Inc. (adopted on March 30, 2004).

31.1 *	Certification of chief executive officer pursuant to rule 13a-14(a) or 15d- 14(a) under the Securities Exchange Act of 1934.

31.2 *	Certification of chief financial officer pursuant to rule 13a-14(a) or 15d-14(a) under Securities Exchange Act of 1934.

32.1 +	Certification of chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 +	Certification of chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	Submitted herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HILLMAN COMPANIES, INC.

/s/ James P. Waters	/s/ Harold J. Wilder

James P. Waters	Harold J. Wilder
Vice President - Finance	Controller
(Chief Financial Officer)	(Chief Accounting Officer)

DATE: August 13, 2004