Form 10-Q
period 2004-09-30
HILLMAN COMPANIES INC
filed 2004-11-15
CIK 1029831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

     YES  [  ] NO [X]

On November 15, 2004 there were 6,212.9 Class A Common Shares issued and outstanding, 1,000.0 Class B Common Shares issued and outstanding, 2,787.1 Class C Common Shares issued and outstanding, 82,104.8 Class A Preferred Shares issued and outstanding by the Registrant and 57,282.4 Class A Preferred Shares issued and outstanding by the Hillman Investment Company and 4,217,724 Trust Preferred Securities issued and outstanding by the Hillman Group Capital Trust. The Trust Preferred Securities trade on the American Stock Exchange under symbol HLM.Pr.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

INDEX

PAGE(S)
PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Consolidated Balance Sheets as of September 30, 2004 (Unaudited) and December 31, 2003	3-4

Consolidated Statements of Operations for the Three Months ended September 30, 2004 and 2003 (Unaudited)	5

Consolidated Statements of Operations for the Successor Six Months ended September 30, 2004, the Predecessor Three Months ended March 31, 2004, and the Predecessor Nine Months ended September 30, 2003 (Unaudited)	6

Consolidated Statements of Cash Flows for the Successor Six Months ended September 30, 2004, the Predecessor Three Months ended March 31, 2004, and the Predecessor Nine Months ended September 30, 2003 (Unaudited)	7

Consolidated Statement of Changes in Stockholder’s Equity for the Successor Six Months ended September 30, 2004, and the Predecessor Three Months ended March 31, 2004 (Unaudited)	8

Notes to Consolidated Financial Statements (Unaudited)	9-18

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations	19-30

Item 3. Quantitative and Qualitative Disclosures about Market Risk	31

Item 4. Controls and Procedures	31

PART II. OTHER INFORMATION	32

SIGNATURES	33

Item 1.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	Successor	Predecessor
	September 30,
	2004	December 31,
	(Unaudited)	2003
ASSETS
Current assets:
Cash and cash equivalents	$19,784	$1,528
Restricted investments	22	1,145
Accounts receivable, net	49,257	35,383
Inventories, net	64,743	64,772
Deferred income taxes	5,673	5,283
Other current assets	3,049	5,770

Total current assets	142,528	113,881
Property and equipment, net	61,135	64,601
Goodwill	229,659	134,725
Other intangibles, net	153,630	9,631
Deferred income taxes, net	—	20,498
Restricted investments	4,000	5,932
Deferred financing fees, net	7,055	5,638
Other assets	519	927

Total assets	$598,526	$355,833

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,441	$16,836
Current portion of senior term loans	2,175	9,268
Current portion of capitalized lease obligations	42	54
Accrued expenses:
Salaries and wages	4,003	4,467
Pricing allowances	8,606	8,242
Income and other taxes	2,497	1,966
Deferred compensation	22	1,145
Other accrued expenses	7,145	13,363

Total current liabilities	44,931	55,341
Long term senior term loans	214,237	51,290
Bank revolving credit	2,530	43,495
Long term capitalized lease obligations	110	140
Long term unsecured subordinated notes	47,815	—
Long term unsecured subordinated notes to related party	—	44,062
Junior subordinated debentures	114,527	—
Mandatorily redeemable preferred stock (Note 7)	60,476	—
Management purchased preferred options	3,458	—
Deferred compensation	4,000	5,932
Deferred income taxes, net	6,061	—
Other non-current liabilities	15,190	5,605

Total liabilities	513,335	205,865

Item 1.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	Successor	Predecessor
	September 30,
	2004	December 31,
	(Unaudited)	2003
LIABILITIES AND STOCKHOLDERS’ EQUITY (CONTINUED)
Common stock with put options:
Class A Common stock, $.01 par, 23,141 shares authorized, 407.6 issued and outstanding at September 30, 2004	407	—

Class B Common stock, $.01 par, 2,500 shares authorized, 1,000 issued and outstanding at September 30, 2004	1,000	—

Guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	—	102,364

Commitments and contingencies
Stockholders’ equity:
Preferred Stock:
Preferred stock, $.01 par, 1,000,000 shares authorized, none outstanding at December 31, 2003	—	—
Class A Preferred stock, $.01 par, 238,889 shares authorized, 82,104.8 issued and outstanding at September 30, 2004	1	—
Common Stock:
Common stock, $.01 par, 20,000,000 shares authorized, 7,118,484 issued and outstanding at December 31, 2003	—	71
Class A Common stock, $.01 par, 23,141 shares authorized, 5,805.3 issued and outstanding at September 30, 2004	—	—
Class C Common stock, $.01 par, 30,109 shares authorized, 2,787.1 issued and outstanding at September 30, 2004	—	—
Additional paid-in capital	83,971	52,310
Accumulated deficit	—	(4,647)
Accumulated other comprehensive loss	(188)	(130)

Total stockholders’ equity	83,784	47,604

Total liabilities and stockholders’ equity	$598,526	$355,833

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands)

	Successor	Predecessor
	Three months	Three months
	ended	ended
	September 30,	September 30,
	2004	2003
Net sales	$97,463	$86,055
Cost of sales	43,958	38,818

Gross profit	53,505	47,237

Operating expenses:
Selling, general and administrative expenses	33,836	31,126
Depreciation	3,706	3,480
Amortization	2,676	373
Management fee to related party	291	450

Total operating expenses	40,509	35,429

Other income, net	531	459

Income from operations	13,527	12,267
Interest expense, net	4,464	4,101
Interest expense on manditorily redeemable preferred stock	1,826	—
Interest expense on junior subordinated notes	3,058	—
Distributions on guaranteed preferred beneficial interests	—	3,058
Write-down of note receivable	—	1,400

Income before income taxes	4,179	3,708
Income tax provision	2,489	1,988

Net income	$1,690	$1,720

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands)

	Successor	Predecessor
	Six months	Three months	Nine months
	ended	ended	ended
	September 30,	March 31,	September 30,
	2004	2004	2003
Net sales	$190,099	$78,997	$240,307
Cost of sales	85,564	35,780	108,772

Gross profit	104,535	43,217	131,535

Operating expenses:
Selling, general and administrative expenses	66,523	30,999	90,315
Non-recurring expense (Note 9)	—	30,707	—
Depreciation	7,610	3,799	10,443
Amortization	5,355	321	1,116
Management fee to related party	547	524	1,350

Total operating expenses	80,035	66,350	103,224

Other income (expense), net	397	(140)	643

Income (loss) from operations	24,897	(23,273)	28,954
Interest expense, net	9,055	3,841	11,656
Interest expense on manditorily redeemable preferred stock	3,583	—	—
Interest expense on junior subordinated notes	6,116	3,058	—
Distributions on guaranteed preferred beneficial interests	—	—	9,174
Write-down of note receivable	—	—	7,657

Income (loss) before income taxes	6,143	(30,172)	467
Income tax provision (benefit)	4,242	(10,856)	3,014

Net income (loss)	$1,901	$(19,316)	$(2,547)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Successor	Predecessor
	Six months	Three months	Nine months
	ended	ended	ended
	September 30,	March 31,	September 30,
	2004	2004	2003
Cash flows from operating activities:
Net income (loss)	$1,901	$(19,316)	$(2,547)
Adjustments to reconcile net income (loss) to net cash (used for) operating activities:
Depreciation and amortization	12,965	4,120	11,559
Deferred income tax	3,673	(10,287)	2,588
PIK interest on unsecured subordinated notes	315	506	1,453
Write-down of note receivable	—	—	7,657
Changes in operating items, net of effects of acquisitions:
Increase in accounts receivable, net	(8,417)	(5,457)	(14,421)
Decrease (increase) in inventories, net	753	(724)	(5,432)
Decrease in other assets	1,665	1,464	939
(Decrease) increase in accounts payable	(2,227)	5,832	(610)
(Decrease) increase in other accrued liabilities	(28,419)	23,157	(4,633)
Other items, net	4,644	6	1,393

Net cash used for operating activities	(13,147)	(699)	(2,054)

Cash flows from investing activities:
Capital expenditures	(5,510)	(2,586)	(8,537)
Other, net	47	(23)	491

Net cash used for investing activities	(5,463)	(2,609)	(8,046)

Cash flows from financing activities:
Borrowings of senior term loans	217,500	—	—
Repayments of senior term loans	(61,646)	—	(6,952)
Borrowings of revolving credit loans	4,728	4,709	16,776
Repayments of revolving credit loans	(50,402)	—	—
Borrowings of unsecured subordinated notes	47,500	—	—
Repayments of unsecured subordinated notes	(44,569)	—	—
Principal payments under capitalized lease obligations	(28)	(14)	(40)
Financing fees, net	(7,592)	—	(1,437)
Purchase of predecessor common stock	(214,724)	—	—
Receipt of successor equity proceeds	147,980	—	—
Merger transaction expenses	(2,171)	—	—
Prepayment penalty	(1,097)	—	—

Net cash provided by financing activities	35,479	4,695	8,347

Net increase (decrease) in cash and cash equivalents	16,869	1,387	(1,753)
Cash and cash equivalents at beginning of period	2,915	1,528	2,768

Cash and cash equivalents at end of period	$19,784	$2,915	$1,015

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

							Accumulated
	Predecessor	Successor Common Stock		Additional	Class A		Other	Total
	Common			Paid-in	Preferred	Accumulated	Comprehensive	Stockholders’
	Stock	Class A	Class C	Capital	Stock	Deficit	Income	Equity
Beginning Balance at December 31, 2003- Predecessor	$71	$—	$—	$52,310	$—	$(4,647)	$(130)	$47,604
Net Loss						(19,316)		(19,316)
Change in cumulative foreign translation adjustment (1)							10	10

Ending Balance at March 31, 2004 - Predecessor	71	—	—	52,310	—	(23,963)	(120)	28,298
Close Predecessor’s stockholder’s equity at merger date	(71)	—	—	(52,310)	—	23,963	120	(28,298)
Issuance of 5,805.3 shares of Class A Common Stock		—		5,443				5,443
Issuance of 2,787.1 shares of Class C Common Stock			—	2,787				2,787
Issuance of 82,104.8 shares of The Hillman Companies, Inc.								—
Class A Preferred Stock				78,642	1			78,643

Ending Balance at March 31, 2004 - Successor	—	—	—	86,872	1	—	—	86,873
Net Income						211		211
Dividends to shareholders				(2,143)		(211)		(2,354)
Change in cumulative foreign translation adjustment (1)							7	7
Change in derivative security value (1)							95	95

Ending Balance at June 30, 2004 - Successor	—	—	—	84,729	1	—	102	84,832
Net Income						1,690		1,690
Dividends to shareholders				(758)		(1,690)		(2,448)
Change in cumulative foreign translation adjustment (1)							(61)	(61)
Change in derivative security value (1)							(229)	(229)

Ending Balance at September 30, 2004 - Successor	$—	$—	$—	$83,971	$1	$—	$(188)	$83,784

(1)	The cumulative foreign translation adjustment and change in derivative security value represent the only items of other comprehensive income.

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

The Company’s Consolidated Balance Sheet and its related Consolidated Statements of Operations, Cash Flows and Changes in Stockholders’ Equity for the periods presented prior to the March 31, 2004 Merger Transaction are referenced herein as the predecessor financial statements (the “Predecessor” or “Predecessor Financial Statements”). The Company’s Consolidated Balance Sheet as of September 30, 2004 and its related Consolidated Statements of Operations for the three month and six month periods ended September 30, 2004, and its Consolidated Statements of Cash Flows and Changes in Stockholders’ Equity for the six month period ended September 30, 2004 are referenced herein as the successor financial statements (the “Successor” or “Successor Financial Statements”). The accompanying Successor Financial Statements reflect the allocation of the aggregate purchase price of $511.6, including the value of the Company’s Trust Preferred Securities, to the assets and liabilities of Hillman based on fair values at the date of the merger in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” The Company is in the process of obtaining third-party valuations of certain assets acquired in connection with the Merger Transaction. Thus, the allocation of the purchase price is subject to change. Any amounts attributable to such assets are expected to be finalized during the fourth quarter of 2004. The following table reconciles the fair value of the acquired assets and assumed liabilities to the total purchase price:

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

1. Basis of Presentation (continued):

Accounts receivable	$40,840
Inventory	65,496
Property and equipment	63,270
Goodwill	229,659
Intangible assets	158,985
Other assets	11,611

Total assets acquired	569,861

Less:
Liabilities assumed	45,885
Junior subordinated debentures	114,725

Total assumed liabilities	160,610

Total purchase price	$409,251

The purchase price includes transaction related costs aggregating $2,171 which were associated with CHS’s purchase of the Company.

The following table indicates the pro forma financial statements of the Company for the three months ended March 31, 2004 and the nine and three months ended September 30, 2003 (including non-recurring charges of $30,707 as discussed in Note 9). The pro forma financial statements give effect to the Merger Transaction as if it had occurred on January 1, 2004 and January 1, 2003, respectively.

	Three Months Ended	Three Months Ended	Nine Months Ended
	March 31, 2004	September 30, 2003	September 30, 2003
Net sales	$78,997	$86,055	$240,307
Net loss	(21,031)	(51)	(7,737)

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

The accompanying unaudited consolidated financial statements present information in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. Management believes the financial statements include all normal recurring accrual adjustments necessary for a fair presentation. Operating results for the nine months ended September 30, 2004 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report filed on Form 10-K for the year ended December 31, 2003.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

2. Summary of Significant Accounting Policies:

Shipping and Handling:

The costs incurred to ship product to customers, including freight and handling expenses, are included in selling, general and administrative (“SG&A”) expenses on the Company’s Statements of Operations. For the three months ended September 30, 2004 and 2003, shipping and handling costs included in SG&A were $4,304 for the Successor Company and $4,039 for the Predecessor Company, respectively. Shipping and handling costs included in SG&A were $3,628 for the Predecessor Company for the three months ended March 31, 2004, were $8,549 for the Successor Company for the six months ended September 30, 2004, and were $11,888 for the Predecessor Company for the nine months ended September 30, 2003.

Comprehensive Income (Loss):

The components of comprehensive income (loss) were as follows:

	Successor	Predecessor	Successor	Predecessor	Predecessor
	Three months	Three months	Six months	Three months	Nine months
	ended	ended	ended	ended	ended
	September 30,	September 30,	September 30,	March 31,	September 30,
	2004	2003	2004	2004	2003
Net income (loss)	$1,690	$1,720	$1,901	$(19,316)	$(2,547)
Change in derivative security value	(229)	—	(134)	—	—
Foreign currency translation adjustment	(61)	1	(54)	10	(99)

Comprehensive income (loss)	$1,400	$1,721	$1,713	$(19,306)	$(2,646)

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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

3. Goodwill and Other Intangible Assets:

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 provides for the non-amortization of goodwill. Goodwill is now subject to at least an annual assessment for impairment by applying a fair value-based test. Goodwill totaling $229,659 was recorded in connection with the Merger Transaction. Other intangible assets are amortized over their useful lives and are subject to a lower of cost or market impairment testing.

The values assigned to intangible assets in connection with the March 31, 2004 Merger Transaction were determined by a preliminary independent appraisal. The intangible asset values may be adjusted for any changes determined upon completion of the independent appraisal. Intangible assets as of September 30, 2004 and December 31, 2003 consist of the following:

	Successor	Predecessor
	September 30,	December 31,
	2004	2003
Customer Relationships	$101,995	$—
Trademarks	43,658	6,500
Patents	7,432	6,700
Proprietary Software	—	1,000
Non Compete Agreements	5,900	1,250

Intangible assets, gross	158,985	15,450
Less: Accumulated amortization	5,355	5,819

Intangible assets, net	$153,630	$9,631

The Predecessor Company’s amortization expense for amortizable assets for the three months ended March 31, 2004 was $321. The Successor Company’s amortization expense for amortizable assets for the nine months ended December 31, 2004 is estimated to be $8,034 and for the years ending December 31, 2005, 2006, 2007 and 2008 are estimated to be $10,710, $10,710, $9,985 and $8,350, respectively.

4. Contingencies:

Under the Company’s insurance programs, commercial umbrella coverage is obtained for catastrophic exposure and aggregate losses in excess of normal claims. Beginning in 1991, the Company has retained risk on certain expected losses from both asserted and unasserted claims related to worker’s compensation, general liability and automobile as well as the health benefits of certain employees. Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claim data and certain actuarial assumptions. As of September 30, 2004, the Company has provided insurers letters of credit aggregating $5,231 related to certain insurance programs.

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

The Predecessor Company has recorded a management fee charge of $524 and $450 for the three months ended March 31, 2004 and 2003, respectively and a management fee of $1,350 for the nine months ended September 30, 2003. Payment of management fees was due annually after delivery of the Company’s annual audited financial statements to the Board of Directors of the Company. The obligation to pay management fees to Allied Capital was terminated upon the payment of outstanding fees in the amount of $2,324 on March 31, 2004 in connection with the close of the Merger Transaction.

On March 31, 2004, the Company was acquired by an affiliate of Code Hennessy & Simmons LLC. In connection with the CHS acquisition, the Company is obligated to pay management fees to a subsidiary of CHS in the amount of $58 per month and to pay management fees to a subsidiary of OTPP in the amount of $26 per month, plus out of pocket expenses, for each month commencing with the closing date of the Merger Transaction. The Company has recorded management fee charges from CHS and OTPP of $291 and $547 for the three and six month periods ended September 30, 2004, respectively.

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

The Company incurred financing fees of $6,539 and $1,053 in connection with the Senior Credit Agreement and the Subordinated Debt issuance, respectively. These fees were capitalized as deferred financing fees as of March 31, 2004 and are being amortized over the lives of the respective credit agreements.

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

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 requires certain financial instruments with both debt and equity characteristics to be classified as debt. The statement requires initial and subsequent valuation of this debt at a present or fair market value and was effective July 1, 2003. The Hillman Investment Company Class A Preferred Stock is mandatorily redeemable on March 31, 2028 and in accordance with SFAS 150 has been classified as debt in the accompanying September 30, 2004 Balance Sheet.

Dividends on the mandatorily redeemable Class A Preferred Stock for the three and six months ended September 30, 2004 are included in interest expense on the accompanying consolidated statements of operations.

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

The Common Option Plan is administered by a Committee of the Board. The Committee determines the term of each option, provided, however, that the exercise period may not exceed ten years from date of grant. No options have been awarded under the Common Option Plan as of September 30, 2004.

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

The Company has determined that the Trust is a variable interest entity and the Company is not the primary beneficiary of the Trust pursuant to the provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entries” (“FIN 46R”). Accordingly, pursuant to the requirements of FIN 46R, the Company has de-consolidated the Trust at March 31, 2004. Summarized below is the condensed financial information of the Trust as of September 30, 2004.

Non-current assets- junior subordinated debentures	$114,527
Non-current liabilities - Trust Preferred Securities	$114,527

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

On March 31, 2004, the Junior Subordinated Debentures were recorded at the fair value of $114,725 based on the price underlying the Trust Preferred Securities of $27.20 per share upon close of trading on the American Stock Exchange on that date. The Company is amortizing the premium on the Junior Subordinated Debentures of $9,279 over their remaining life in the amount of $99 per quarter. At September 30, 2004, the value of the Junior Subordinated Debentures, net of premium amortization, was $114,527.

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

In February 2003, G-C sold the assets of its largest operating division, Kar Products. The proceeds of the sale were primarily used to pay down G-C’s senior creditors. Following the sale of Kar Products, the Company estimated the enterprise value of G-C based on the cash flows and book value of the remaining operating division under a held for sale methodology. The excess of the estimated enterprise value less debt obligations senior to the G-C note were determined to be insufficient to support the value of the G-C note and accrued interest. Accordingly, the Company recorded a $5,657 charge to income in the first quarter of 2003 to write-down the face value of the note and accrued interest thereon to its estimated future cash flows. The Company recorded additional charges to income of $600 in the second quarter of 2003, $1,400 in the third quarter of 2003, and $3,600 in the fourth quarter of 2003 for changes in the assessments of the estimated amounts recoverable under the note. On March 30, 2004, the G-C note was distributed to the Predecessor common shareholders of the Company.

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

The Swap has been designated as a cash flow hedge and the fair value at September 30, 2004 was ($229), net of $95 in tax benefit. The Swap is reported on the consolidated balance sheet in other non-current liabilities. The related deferred loss on our swap agreements of $229 has been deferred in shareholders’ equity as a component of other comprehensive loss. This deferred loss is then recognized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recorded in interest expense.

12. Stock Based Compensation:

The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock based employee compensation plans. On March 31, 2004, the Company recognized compensation expense for certain options granted under the stock option plan of the Predecessor with an exercise price less than the market value of the underlying common stock on the date of grant (See Note 7, Common and Preferred Stock).

In connection with the Merger Transaction, the Company granted options to purchase shares of Preferred Stock to certain members of management. The exercise price of the options was equal to the market price of the underlying stock on the date of grant and accordingly no compensation expense was recorded. The Company is subject to the disclosure rules of SFAS 123, Accounting for Stock Based Compensation. Management has determined that SFAS 123 has no impact on net income and stockholders’ equity of the Company as of and for the three and six month periods ended September 30, 2004.

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

Results of Operations

Three Months Ended September 30, 2004 and 2003

Net sales increased $11.4 million or 13.2% in the third quarter of 2004 to $97.5 million from $86.1 million in 2003. Sales to national accounts represented $6.3 million of the $11.4 million total sales increase in the third quarter primarily as a result of increased fastener sales to Lowe’s and Tractor Supply and increased keys and letters, numbers, and signs (“LNS”) sales to Home Depot. Sales to franchise and independent (“F&I”) accounts increased $3.0 million from the comparable period in 2003. The increased F&I sales were the result of improved economic activity at the retail level and increased sales of galvanized fasteners used in the newly formulated treated lumber. The F&I accounts are typically individual hardware dealers who are members of larger cooperatives, such as TruServ, Ace, and Do-It-Best. Other sales, including regional and Canadian accounts and engraving products, were up $2.1 million compared to the third quarter of 2003.

The Company’s gross profit was 54.9% in the third quarter of 2004 and the third quarter of 2003. The margin rate remained the same as in the prior year as a result of favorable production efficiencies following the December 2003 consolidation of the Rockford packaging and distribution facility into the Company’s Cincinnati facility. In addition, price increases implemented in 2004 offset the unfavorable increases in product costs experienced this year.

The Company’s consolidated selling, general and administrative expenses (“S, G&A”) increased $2.7 million or 8.7% from $31.1 million in the third quarter of 2003 to $33.8 million in the third quarter of 2004. Selling expenses increased $2.7 million or 18.1% primarily as a result of an increase in service labor and outside service cost for newly opened national account locations and an increase in the use of pricing labels for the conversion of merchant displays to reflect the recent fastener price increase. Warehouse and delivery expenses increased $1.1 million or 10.6% primarily as a result of increased freight and labor on the increased sales volume. General and administrative expenses decreased by $1.1 million in the third quarter of 2004 compared to the third quarter of 2003. This decrease was primarily the result of the reduced medical claims experienced in the 2004 period compared to the 2003 period which included $0.3 million in claims by an employee for medical services.

Total S, G&A expenses in the third quarter of 2004 expressed as a percentage of sales compared with the third quarter of 2003 are as follows:

	Three Months ended September 30,
As a % of Sales	2004	2003
Selling Expenses	18.0%	17.3%
Warehouse and Delivery Expenses	11.8%	12.1%
General and Administrative Expenses	4.8%	6.8%

Total S, G&A Expenses	34.6%	36.2%

Income from operations for the third quarter of 2004 was $13.5 million compared with income of $12.3 million for the same prior-year period, representing an increase of $1.2 million. The increase in income from operations in the third quarter of 2004 was the result of the 13.2% higher sales and the resulting 13.3% increase in gross profit.

The Company’s consolidated operating profit margin (income from operations as a percentage of sales) decreased from 14.3% in the third quarter of 2003 to 13.9% in 2004. The operating profit margin decrease was the result of an increase in amortization expense related to intangible assets recorded in connection with the March 31, 2004 Merger Transaction.

Depreciation expense increased $0.2 million to $3.7 million in the third quarter of 2004 from $3.5 million in the same quarter of 2003.

Amortization expense of $2.7 million in the third quarter of 2004 increased from $0.4 million in the same quarter of 2003 as a result of the increase in amortizable intangible assets related to the Merger Transaction.

The Company has recorded a management fee charge of $0.29 million for the third quarter of 2004 and $0.45 million for the third quarter of 2003. The Company is obligated to pay management fees to a subsidiary of CHS for management services rendered in the amount of fifty-eight thousand dollars per month, plus out of pocket expenses, and to pay management fees to a subsidiary of Ontario Teacher’s Pension Plan for management services rendered in the amount of twenty-six thousand dollars per month, plus out of pocket expenses, for each month commencing with the closing date of the Merger Transaction. The Company was obligated to pay management fees to a subsidiary of Allied Capital for management services rendered in the amount of $1.8 million, plus out of pocket expenses, for calendar years subsequent to 2001. The payment of management fees was due annually after delivery of the Company’s annual audited financial statements to the Board of Directors of the Company. The obligation to pay management fees to Allied Capital was terminated upon the payment of outstanding fees in the amount of $2.3 million on March 31, 2004 in connection with the close of the Merger Transaction.

In February 2003, G-C Sun Holdings, L.P. (“G-C”) sold the assets of its largest operating division, Kar Products. The proceeds of the sale were primarily used to pay down G-C’s senior creditors. Following the sale of Kar Products, the Company estimated the enterprise value of G-C based on the cash flows and book value of the remaining operating division. The excess of the estimated enterprise value less debt obligations senior to the G-C note were determined to be insufficient to support the value of the G-C note. Accordingly, the Company recorded a $5.7 million charge to income in the first quarter of 2003, a $0.6 million charge to income in the second quarter of 2003, and a $1.4 million charge to income in the third quarter of 2003 to write-down the face value of the note and accrued interest thereon to its estimated future cash flows. The Company recorded an additional charge to income of $3.6 million in the fourth quarter of 2003 for a change in the assessment of the estimated amount recoverable under the note.

Interest expense from credit facilities, net of interest income, increased $0.4 million to $4.5 million in the third quarter of 2004 from $4.1 million in the same period of 2003. The interest expense increase was the result of increased Company debt related to the Merger Transaction.

Interest expense on mandatorily redeemable preferred stock was $1.8 million in the third quarter of 2004. Because this interest expense related to the Merger Transaction, there was no such expense incurred in the same period of 2003.

For the three months ended September 30, 2004, the Company paid $3.1 million in interest on the Junior Subordinated Debentures and for the three months ended September 30, 2003 the Company paid $3.1 million in interest distributions on the guaranteed preferred beneficial interests. These interest payments were equivalent to the amounts distributed by the Trust on the Trust Preferred Securities.

The Company is subject to federal, state and local income taxes on its domestic operations and foreign income taxes on its international operations as accounted for in accordance with Statement of Financial Accounting Standard (SFAS) No. 109, “Accounting for Income Taxes.” Deferred income taxes represent differences between the financial statement and tax basis of assets and liabilities as classified on the Company’s balance sheet. The Company recorded a tax provision for income taxes of $2.5 million on pre-tax income of $4.2 million in the third quarter of 2004. The effective tax rate in the third quarter of 2004 was 59.6% compared to 53.6% in the third quarter of 2003. The increase in the effective tax rate is primarily the result of the $1.8 million of interest expense on the mandatorily redeemable preferred stock recorded in the third quarter of 2004 which is not deductible for tax purposes. The effective tax rate for the third quarter of 2003 was negatively impacted by the $1.4 million write-down of the G-C Note which was not deductible for tax purposes.

Nine Months Ended September 30, 2004 and 2003

Net sales increased $28.8 million or 12.0% in the first nine months of 2004 to $269.1 million from $240.3 million in the same period of 2003. Sales to national accounts represented $15.0 million of the $28.8 million total sales increase in the first nine months primarily as a result of increased fastener, keys, and LNS sales to Lowe’s, increased keys and LNS sales to Home Depot, and increased keys sales to Wal-Mart. Franchise and independent accounts increased $9.0 million from the comparable period in 2003. The increased F&I sales were the result of improved economic activity at the retail level and increased sales of galvanized fasteners used in the newly formulated treated lumber. The F&I accounts are typically individual hardware dealers who are members of larger cooperatives, such as TruServ, Ace, and Do-It-Best. Other sales, including regional accounts and engraving products were up $4.8 million compared to the first nine months of 2003.

The Company’s gross profit was 54.9% in the first nine months of 2004 compared to 54.7% in the first nine months of 2003. The margin rate increase from the prior year was the result of price increases together with production efficiencies following the December 2003 consolidation of the Rockford packaging and distribution facility into the Company’s Cincinnati facility.

The Company’s consolidated selling, general and administrative expenses (“S, G&A”) increased $7.2 million or 8.0% from $90.3 million in the first nine months of 2003 to $97.5 million in the first nine months of 2004. Selling expenses increased $7.5 million or 17.5% primarily as a result of an increase in service labor and outside service cost for newly opened national account locations and conversion of merchant displays in existing locations. Warehouse and delivery expenses increased $2.9 million or 9.6% primarily as a result of increased freight and labor of $2.1 million on increased sales volume. General and administrative expenses decreased by $3.2 million in the first nine months of 2004 compared to the same prior year period as a result of a substantial decrease in medical claims experienced in the 2004 period compared to the 2003 period which included $1.5 million in claims by an employee for medical services. In addition, 2004 expense declined further from 2003 as a result of the elimination of several positions from our Corporate office and Tempe facility together with the December 2003 shutdown of the Rockford facility.

Total S, G&A expenses in the first nine months of 2004 expressed as a percentage of sales compared with the first nine months of 2003 are as follows:

	Nine Months ended September 30,
As a % of Sales	2004	2003
Selling Expenses	18.7%	17.8%
Warehouse and Delivery Expenses	12.3%	12.6%
General and Administrative Expenses	5.2%	7.2%

Total S, G&A Expenses	36.2%	37.6%

Income from operations for the first nine months of 2004 was $1.6 million compared with $29.0 million for the same prior-year period, representing a decrease of $27.4 million. The decrease in income from operations was the result of $30.7 million in stock option compensation expense, management incentive fees, investment banking and legal fees incurred in connection with the Merger Transaction.

The Company’s consolidated operating profit margin (income from operations as a percentage of sales) decreased from 12.0% in the first nine months of 2003 to 0.6% in 2004. The operating profit margin decrease was principally the result of non-recurring expenses related to the Merger Transaction of $4.0 for investment banking and legal fees, $1.9 million in management incentives, and $24.8 million in stock option compensation and related payroll taxes. The consolidated operating profit margin, net of non-recurring Merger Transaction costs of $30.7 million, was $32.3 million or 12.0% expressed as a percentage of sales.

Depreciation expense increased $1.0 million to $11.4 million in the first nine months of 2004 from $10.4 million in the same period of 2003.

Amortization expense of $5.7 million in the first nine months of 2004 increased from $1.1 million in the same period of 2003 as a result of the increase in amortizable intangible assets related to the Merger Transaction.

The Company has recorded a management fee charge of $1.1 million for the first nine months of 2004 and $1.4 million for the first nine months of 2003. The Company is obligated to pay management fees to a subsidiary of CHS for management services rendered in the amount of fifty-eight thousand dollars per month, plus out of pocket expenses, and to pay management fees to a subsidiary of Ontario Teacher’s Pension Plan for management services rendered in the amount of twenty-six thousand dollars per month, plus out of pocket expenses, for each month commencing with the closing date of the Merger Transaction. The Company was obligated to pay management fees to a subsidiary of Allied Capital for management services rendered in the amount of $1.8 million, plus out of pocket expenses, for calendar years subsequent to 2001. The payment of management fees was due annually after delivery of the Company’s annual audited financial statements to the Board of Directors of the Company. The obligation to pay management fees to Allied Capital was terminated upon the payment of outstanding fees in the amount of $2.3 million on March 31, 2004 in connection with the close of the Merger Transaction.

In February 2003, G-C Sun Holdings, L.P. (“G-C”) sold the assets of its largest operating division, Kar Products. The proceeds of the sale were primarily used to pay down G-C’s senior creditors. Following the sale of Kar Products, the Company estimated the enterprise value of G-C based on the cash flows and book value of the remaining operating division. The excess of the estimated enterprise value less debt obligations senior to the G-C note were determined to be insufficient to support the value of the G-C note. Accordingly, the Company recorded a $5.7 million charge to income in the first quarter of 2003, a $0.6 million charge to income in the second quarter of 2003, and a $1.4 million charge to income in the third quarter of 2003 to write-down the face value of the note and accrued interest thereon to its estimated future cash flows. The Company recorded an additional charge to income of $3.6 million in the fourth quarter of 2003 for a change in the assessment of the estimated amount recoverable under the note.

Interest expense from credit facilities, net of interest income, increased $1.2 million to $12.9 million in the first nine months of 2004 from $11.7 million in the same period of 2003. The interest expense increase was primarily the result of increased Company debt related to the Merger Transaction and the amortization of additional deferred financing costs.

Interest expense on mandatorily redeemable preferred stock was $3.6 million in the first nine months of 2004. There was no such expense incurred in the same period of 2003 because this interest expense related to the Merger Transaction.

For the nine months ended September 30, 2004 the Company paid $9.2 million in interest on the Junior Subordinated Debentures and for the nine months ended September 30, 2003 the Company paid $9.2 million in interest distributions on the guaranteed preferred beneficial interests. These interest payments were equivalent to the amounts distributed by the Trust on the Trust Preferred Securities.

The Company is subject to federal, state and local income taxes on its domestic operations and foreign income taxes on its international operations as accounted for in accordance with Statement of Financial Accounting Standard (SFAS) No. 109, “Accounting for Income Taxes.” Deferred income taxes represent differences between the financial statement and tax basis of assets and liabilities as classified on the Company’s balance sheet. The Company recorded a tax benefit for income taxes of $6.6 million on pre-tax losses of $24.0 million in the first nine months of 2004. The effective tax rate in the first nine months of 2004 was 27.5% compared to 645.4% in the first nine months of 2003. The change in the effective tax rate is due to the increase in the pre-tax loss because of the non-recurring expense incurred in the first three months of 2004 when compared to 2003 which include certain costs associated with the Merger Transaction and the write-down of the face value of the G-C Note in 2003.

Cash Flows

The statements of cash flows reflect the changes in cash and cash equivalents for the six months ended September 30, 2004 (Successor), the three months ended March 31, 2004 (Predecessor), and the nine months ended September 30, 2003 (Predecessor) by classifying transactions into three major categories: operating, investing and financing activities. The cash flows from the March 31, 2004 Merger Transaction are separately discussed below.

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

Excluding $26.1 million in cash used for the Merger Transaction discussed above, cash provided by operating activities for the first nine months of 2004 was $12.3 million compared to cash used of $2.1 million in the same prior year period. Operating cash inflows were strong in the third quarter of 2004 as collections were made on the sales generated during our highest seasonal selling season. The historically high seasonal working capital impact of the first two quarters was less pronounced in 2004 compared to 2003 as the Company maintained lower receivable days and higher inventory turns ratios. The results of these operating activities were favorable in that the net operating assets including inventory, receivables, other assets and payables increased only $7.1 million in the first nine months of 2004 compared to $19.5 million in 2003.

Investing Activities

The principal recurring investing activities are property additions primarily for key duplicating machines. Net property additions for the first nine months of 2004 were $8.1 million compared to $8.5 million in the comparable prior year period. The decrease in capital expenditures in the first nine months of 2004 compared to the prior year period results from a decrease in the amount of expenditures for key duplicating machines of $0.5 million and an increase in plant and equipment expenditures of $0.1 million.

Financing Activities

Excluding $36.3 million in cash provided by borrowings related to the Merger Transaction, net cash provided by financing activities for the nine months ended September 30, 2004 was $3.9 million compared to $8.3 million for the comparable period in 2003. The reduction in cash provided by financing activities is primarily a function of reduced borrowings under the revolving credit facility. As discussed above, revolver borrowings to fund the seasonal increase in working capital requirements were less significant in the first nine months of 2004 compared to the same period of 2003.

Liquidity and Capital Resources

The Company’s working capital position (defined as current assets less current liabilities) of $97.6 million at September 30, 2004 represents an increase of $39.1 million from the December 31, 2003 level of $58.5 million primarily as a result of the seasonal increase in cash of $18.3 million and accounts receivable of $13.9 million together with the reduction in the current portion of long-term debt of $7.1 million. The Company’s current ratio (defined as current assets divided by current liabilities) increased to 3.17x at September 30, 2004 from 2.06x at December 31, 2003.

The Company’s contractual obligations in thousands of dollars as of September 30, 2004 are summarized below:

		Payments Due
		Less Than 1	1 to 3	3 to 5	More Than 5
Contractual Obligations	Total	Year	Years	Years	Years

Junior Subordinated Debentures	$114,527	$—	$—	$—	$114,527
Long Term Senior Term Loans	214,237	2,175	4,350	4,350	203,362
Bank Revolving Credit Facility	2,530	—	—	—	2,530
Long Term Unsecured Subordinated Notes	47,815	—	—	—	47,815
Operating Leases	27,794	6,629	8,379	3,621	9,165
Deferred Compensation Obligations	4,022	22	44	44	3,912
Management Purchased Preferred Options	3,458	—	—	—	3,458
Capital Lease Obligations	152	42	83	27	—
Other Long Term Obligations	7,422	1,039	1,855	633	3,895

Total Contractual Cash Obligations	$421,957	$9,907	$14,711	$8,675	$388,664

All of the obligations noted above are reflected on the Company’s Consolidated Balance Sheet as of September 30, 2004 except for the Operating Leases.

As of September 30, 2004, the Company had $32.2 million available under its secured credit facilities. The Company had approximately $216.6 million of outstanding debt under its secured credit facilities at September 30, 2004, consisting of $216.4 million in a term loan and $0.2 million in capitalized lease obligations. The term loan consisted of a $216.4 million Term B Loan (the “Term Loan B”) currently at a six (6) month LIBOR rate of 4.625%. The capitalized lease obligations were at various interest rates.

As of September 30, 2004 the Company had no material purchase commitments for capital expenditures.

Interest on the Subordinated Debt Issuance of $47.5 million which matures September 30, 2011 is at a fixed rate of 13.5% per annum, with cash interest payments being required on a quarterly basis at a fixed rate of 11.25% commencing April 15, 2004. The outstanding principal balance of the Subordinated Debt Issuance shall be increased on a quarterly basis at the remaining 2.25% fixed rate (the “PIK Amount”). All of the PIK Amounts are due on the maturity date of the Subordinated Debt Issuance. As of September 30, 2004, the outstanding Subordinated Debt Issuance including the PIK Amounts was $47.8 million.

The Senior Credit Agreement, among other provisions, contains financial covenants requiring the maintenance of specific leverage and interest coverage ratios and levels of financial position, restricts the incurrence of additional debt and the sale of assets, and permits acquisitions with the consent of the lenders. The Company was in full compliance with all provisions of the Senior Credit Agreement as of September 30, 2004.

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

Goodwill and Other Intangible Assets:

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” and accordingly, goodwill is no longer amortized, but is reviewed periodically for impairment. Other intangible assets arising principally from the Merger Transaction are amortized on a straight-line basis over periods ranging from four to fifteen years.

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

Shipping and Handling:

The costs incurred to ship product to customers, including freight and handling expenses, are included in selling, general and administrative (“SG&A”) expenses on the Company’s Statements of Operations. For the three months ended September 30, 2004 and 2003, shipping and handling costs included in SG&A were $4,304 for the Successor Company and $4,039 for the Predecessor Company, respectively. Shipping and handling costs included in SG&A were $3,628 for the Predecessor Company for the three months ended March 31, 2004, were $8,549 for the Successor Company for the six months ended September 30, 2004, and were $11,888 for the Predecessor Company for the nine months ended September 30, 2003.

Comprehensive Income (Loss):

The components of comprehensive income (loss) were as follows:

	Successor	Predecessor	Successor	Predecessor	Predecessor
	Three months	Three months	Six months	Three months	Nine months
	ended	ended	ended	ended	ended
	September 30,	September 30,	September 30,	March 31,	September 30,
	2004	2003	2004	2004	2003
Net income (loss)	$1,690	$1,720	$1,901	$(19,316)	$(2,547)
Change in derivative security value	(229)	—	(134)	—	—
Foreign currency translation adjustment	(61)	1	(54)	10	(99)

Comprehensive income (loss)	$1,400	$1,721	$1,713	$(19,306)	$(2,646)

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

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to the impact of interest rate changes as borrowings under the senior credit facility bear interest at variable interest rates. It is the Company’s policy to enter into interest rate transactions only to the extent considered necessary to meet objectives. On April 28, 2004, the Company entered into an Interest Rate Swap Agreement (“Swap”) with a two-year term for a notional amount of $50 million. The Swap fixes the interest rate on $50 million of the Senior Term Loan at a rate of 1.17% plus the applicable interest rate margin for the first three months of the Swap with incremental increases ranging from 28 to 47 basis points in each successive quarter. Based on Hillman’s exposure to variable rate borrowings at September 30, 2004, a one percent (1%) change in the weighted average interest rate would change the annual interest expense by approximately $1.7 million.

The Company is exposed to foreign exchange rate changes of the Canadian currency as it impacts the $1.4 million net asset value of its Canadian subsidiary, The Hillman Group Canada, Ltd., as of September 30, 2004. Management considers the Company’s exposure to foreign currency translation gains or losses to be minimal.

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

(b) There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Items 1, 2, 3, 4 & 5 — None

Item 6 – Exhibits

a)		Exhibits, Including Those Incorporated by Reference.

10.1	*	The Hillman Companies, Inc. Nonqualified Deferred Compensation Plan (amended and restated).

10.2	*	First Amendment to The Hillman Companies, Inc. Nonqualified Deferred Compensation Plan.

31.1	*	Certification of chief executive officer pursuant to rule 13a-14(a) or 15d- 14(a) under the Securities Exchange Act of 1934.

31.2	*	Certification of chief financial officer pursuant to rule 13a-14(a) or 15d-14(a) under Securities Exchange Act of 1934.

32.1	+	Certification of chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	+	Certification of chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	Submitted herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HILLMAN COMPANIES, INC.

/s/ James P. Waters	/s/ Harold J. Wilder

James P. Waters	Harold J. Wilder
Vice President — Finance	Controller
(Chief Financial Officer)	(Chief Accounting Officer)

DATE: November 15, 2004