Form 10-K
period 2004-12-31
HILLMAN COMPANIES INC
filed 2005-03-25
CIK 1029831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

     YES ☑      NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

     YES ☐      NO ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

On March 25, 2005, there were 6,212.9 Class A Common Shares issued and outstanding, 1,000.0 Class B Common Shares issued and outstanding, 2,787.1 Class C Common Shares issued and outstanding, 82,104.8 Class A Preferred Shares issued and outstanding by the Registrant and 57,282.4 Class A Preferred Shares issued and outstanding by the Hillman Investment Company and 4,217,724 Trust Preferred Securities issued and outstanding by the Hillman Group Capital Trust. The Trust Preferred Securities trade on the American Stock Exchange under symbol HLM.Pr. The aggregate market value of the Trust Preferred Shares held by non-affiliates at June 30, 2004 was $113,878,548.

PART I

Item I – Business.

General

The Hillman Companies, Inc. (“Hillman” or the “Company”) is one of the largest providers of hardware-related products and related merchandising services to retail markets in North America. The Company’s principal business is operated through its wholly-owned subsidiary, The Hillman Group, Inc. (the “Hillman Group”) which had sales of approximately $352 million in 2004. The Hillman Group sells its products to hardware stores, home centers, mass merchants, pet supply stores, and other retail outlets principally in the United States, Canada, Mexico and South America. Product lines include thousands of small parts such as fasteners and related hardware items; keys, key duplication systems and accessories; and identification items, such as, tags and letters, numbers, and signs. The Company supports its product sales with value added services including design and installation of merchandising systems and maintenance of appropriate in-store inventory levels.

The Company headquarters is located at 10590 Hamilton Avenue, Cincinnati, Ohio. The Company maintains a website at http://www.hillmangroup.com. Information contained or linked on our website is not incorporated by reference into this annual report, and you should not consider any such information to be a part of this annual report.

Background

On March 18, 2002, SunSource Inc., a Delaware corporation (“SunSource”), as a result of the acquisition of a majority of SunSource common stock by Allied Capital Corporation in September 2001 as discussed below, changed its name to The Hillman Companies, Inc., which reflects its predominant business as one of the largest providers of hardware-related products and related merchandising services to the retail markets in North America. In connection with the SunSource name change, SunSource Capital Trust, which has 4.2 million Trust Preferred Securities outstanding and trading on the American Stock Exchange under the symbol “HLM.Pr”, changed its name to the Hillman Group Capital Trust.

On September 26, 2001, SunSource Inc. was acquired by Allied Capital Corporation (“Allied Capital”) pursuant to the terms and conditions of an Agreement and Plan of Merger dated as of June 18, 2001, by and among Allied Capital, Allied Capital Lock Acquisition Corporation and SunSource. Allied Capital acquired approximately 96.8% of the Company and certain members of management and other stockholders continued as stockholders of the Company after the merger. The total transaction value was $74.0 million or $10.375 per SunSource common share, consisting of the cash purchase price paid for the outstanding common stock of the Company aggregating approximately $71.5 million and management and other stockholders’ common shares valued at approximately $2.5 million. SunSource was the surviving entity in the merger and organized as an independently managed portfolio company of Allied Capital.

In connection with the transaction, on September 28, 2001, the Company completed the sale of substantially all of the assets of its SunSource Technology Services business (the “STS Business”) to STS Operating, Inc. (“STS OP”), an entity formed by certain officers and managers of the STS Business, Allied Capital and Easton Hunt Capital Partners, L.P. for the purpose of acquiring the STS Business. STS OP purchased the assets of the STS Business including the rights to the name SunSource from SunSource Technology Services, LLC, a wholly-owned subsidiary of SunSource, pursuant to an Asset Purchase Agreement, dated September 28, 2001, by and between SunSource Technology Services, LLC and STS OP. The purchase price aggregated approximately $25.5 million in cash and preferred stock of STS OP, subject to post-closing adjustments, plus the assumption of certain liabilities. On October 16, 2002, Hillman’s equity investment in STS OP preferred stock and $0.2 million of cash was distributed to the Company’s common stockholders.

On March 2, 2000, the Company contributed its Kar Products operations to a newly formed partnership affiliated with Glencoe Capital LLC (“Glencoe”). Glencoe contributed cash equity to the new partnership in exchange for a 51% controlling interest with the remaining minority interest retained by SunSource. The Company received $105 million in cash proceeds from the transaction through repayment of assumed debt by the new partnership, GC-Sun Holdings, L.P. (“G-C”). On October 4, 2000, G-C acquired all of the outstanding stock of Brampton Fastener Co. Limited (d/b/a Brafasco). On January 4, 2002, G-C provided the Company notice that it intended to exercise its call right to purchase the Company’s partnership interest as a result of the merger transaction with Allied Capital. On April 13, 2002, the Company entered into a Unit Repurchase Agreement with G-C, pursuant to which G-C exercised its call right. In exchange for its interest in G-C, the Company received a $10 million subordinated note from G-C. The G-C note was distributed to the Company’s common stockholders on March 31, 2004.

On May 1, 2002, the Company purchased certain assets of the Lowe’s specialty fastener business from R&B, Inc. for cash consideration of $6.2 million. In connection with this transaction, the Company settled litigation filed by R&B, Inc. in February 1996 related to the Company’s sale of the Dorman Products division.

On October 3, 2002, the Company, through its Hillman Group subsidiary, purchased the net assets of the DIY division (“DIY”) of the Fastenal Company of Winona, MN (“Fastenal”). DIY distributed fasteners, anchors, picture hanging wire, hooks, tacks, and brads to national hardware cooperatives and home centers. The Company paid $15.3 million in cash to Fastenal for the net assets of DIY.

On March 31, 2004, Hillman was acquired by an affiliate of Code Hennessy & Simmons LLC (“CHS”). Pursuant to the terms and conditions of the related Agreement and Plan of Merger (“Merger Agreement”), dated as of February 14, 2004, the Company was merged with an affiliate of CHS with the Company surviving the merger (“Merger Transaction”). The total consideration paid in the Merger Transaction was $511.6 million including the repayment of outstanding debt and the value of the Company’s outstanding Trust Preferred Securities.

As a result of the change of control, an affiliate of CHS owns 49.1% of the Company’s common stock and 54.5% of the Company’s voting common stock, Ontario Teacher’s Pension Plan (“OTPP”) owns 27.9% of the Company’s common stock and 31.0% of the Company’s voting common stock and HarbourVest Partners VI owns 8.7% of the Company’s common stock and 9.7% of the Company’s voting common stock. Certain members of management own 14.1% of the Company’s common stock and 4.5% of the Company’s voting common stock. For a discussion of the Company’s capital stock, see Note 13, Common and Preferred Stock, of Notes to Consolidated Financial Statements.

For additional information on certain of the transactions, see “Item 7 - Management’s Discussion and Analysis of Financial Conditions and Results of Operations”.

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

The Hillman Group

The Company is organized as a single business segment, the Hillman Group. With annualized sales of approximately $352 million, the Hillman Group believes it is the leading provider of fasteners and related small hardware items; keys, key duplication systems and related accessories, and identification items, such as tags and letters, numbers and signs (“LNS”) to retail outlets in North America. Retail outlets served by Hillman include hardware stores, home centers, mass merchants, pet supply stores, grocery stores and drug stores. Through its field sales and service organization, Hillman complements its extensive product selection with value-added services for the retailer.

Sales and service representatives regularly visit retail outlets to review stock levels, reorder items in need of replacement, and interact with the store management to offer new product and merchandising ideas. Thousands of items can be actively managed with the retailer experiencing a substantial reduction in paperwork and labor costs. Service representatives also assist in organizing the products in a consumer-friendly manner. Hillman complements its broad range of products with value-added merchandising services such as displays, product identification stickers, retail price stickers, store rack and drawer systems, assistance in rack positioning and store layout, and inventory restocking services. Hillman regularly introduces new products and package designs with color-coding for ease of shopping by consumers and modifies rack designs to improve the attractiveness of individual store displays. In effect, Hillman functions as a merchandising manager for retailers, supporting these services with high order fill rates and rapid delivery from its twelve distribution centers across the United States and Canada. Currently, orders are shipped within 48 hours with a 97% order fill rate.

The Company ships its products from twelve strategically located distribution centers in the U.S and Canada (See Item 2 - Properties). In 2002, Hillman invested $9.8 million in a state of the art distribution facility in Cincinnati, Ohio. In addition to improving order turnaround time and reducing labor costs, the new facility provides additional capacity to accommodate future sales growth. In 2004, the Company moved into a new facility in Lewisville, Texas and the implementation of warehouse management technology was completed in December. A similar undertaking was started on the Shafter, California facility with an expected completion date of April 2005.

Hillman also manufactures and markets a value-added mix of high-tech and conventional products in two core product categories: key duplication systems and identification systems. The patent-protected Axxess Precision Key Duplication System™ has proven to be a profitable revenue source within Big Box retailers. The technology developed for this system revolutionized the key duplicating process utilizing computer aided alignment, indexing and duplication of keys. This system has been placed in over 13,900 retail locations to date and is supported by Hillman sales and service representatives.

In addition, Hillman offers a commercialized, innovative, consumer-operated vending system, Quick-Tag™, which provides custom engraved specialty items, such as pet identification tags, luggage tags and other engraved identification tags. To date, more than 3,250 Quick-Tag™ machines have been placed in retail locations which are being supported by Hillman’s sales and service representatives.

     Products and Suppliers

Currently, Hillman purchases its products from approximately 650 vendors, the largest of which accounted for approximately 10% of the Group’s annual purchases and the top five of which accounted for 34% of its purchases. About half of its purchases are from overseas suppliers, with the balance from domestic manufacturers and master distributors. Hillman’s vendor quality control procedures include on-site evaluations and frequent product testing. Vendors are also evaluated based on delivery performance and the accuracy of their shipments.

     Fasteners

Hillman’s fastener product line encompasses standard and specialty nuts, bolts, washers, screws, anchors and picture hanging items. The line also includes brass, nylon, stainless steel, chrome and galvanized and other miscellaneous fasteners. The depth of the line, over 37,500 products, is believed to be the largest among suppliers servicing the hardware retail segment. Fasteners generated 56.7% of total revenue in 2004.

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

Hillman also markets a conventional key cutting system. The styles of keys marketed include standard brass keys, Wackeys™, NFL, MLB, NCAA logo keys, Color Plus™ keys, rubber head keys, and high security vehicle anti-theft key blanks. The conventional system is marketed to retailers who do not experience high employee turnover and therefore do not have the same labor constraints as mass merchants, home centers or grocery and drug retailers.

The key cutting system developed for the automotive industry, PC+ Code Cutter, produces automobile keys using alphanumeric codes based on a vehicle’s identification number. Utilizing a proprietary computer program, the PC+ Code Cutter identifies and then cuts keys based on the automobile’s original key pattern. The PC+ Code Cutter is distributed through Barnes Distribution, a distribution company serving vehicular and industrial markets. Since its introduction in February 1996, more than 7,900 PC+ Code Cutter and 2,800 of the new Flash Code Cutter systems have been sold.

Hillman also markets key accessories in conjunction with its key duplication systems. Popular accessories include the Key Light™, Valet KeyChain™, Fanatix™ key identifiers, key coils and key clips. The Key Mates™ line of key accessories includes a broad range of products such as key chains, tags, lights, floats, holders, whistles, and a host of other miscellaneous complementary items. Revenues for keys, key accessories, and the PC+ Code Cutter represented 26.3% of total revenues in 2004.

     Engraving

Quick-Tag™ is a patented, state-of-the-art consumer-operated vending system that custom engraves specialty products such as pet identification tags, military-style I.D. tags, holiday ornaments and luggage tags. Hillman initially targeted the pet identification market with its Quick-Tag™ system, and has facilitated the process of obtaining a pet tag by providing pet owners with a quick and highly convenient means to custom engrave tags while shopping at large format retail stores such as Wal-Mart and PETsMART. Hillman has developed other high impact applications for its Quick-Tag™ interactive engraving technology, including luggage tags, key chains and military-style identification tags. The Company has placed over 3,250 Quick-Tag machines in retail outlets throughout the United States and Canada. Using an interactive touch screen, customers input information such as a pet name and telephone number, and the system’s proprietary technology engraves the tag in less than two minutes. The Quick-Tag system does not require incremental labor and generates high levels of customer satisfaction and attractive margins for the retailer. The Quick-Tag custom engraving systems generate retail profit per square foot over seven times the typical retail average. Revenues for engraving products represented 8.4% of total revenues in 2004.

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

     Letters, Numbers and Signs (“LNS”)

The LNS program offers an extensive collection of items for both domestic and commercial use such as packaged self-adhesive letters and numbers, mailbox numbers and accessories, house numbers and letters, contractor safety program signs, and driveway markers and reflectors. Typical retailers dedicate eight linear feet of retail space for this product and view it as a significant contributor to their retail offerings. Hillman also offers a variety of merchandisers and program configurations for this line. LNS sales accounted for 8.6% of 2004 revenues.

     Markets and Customers

Hillman sells its products to national accounts such as Wal-Mart, Home Depot, Lowe’s, Sears, Tractor Supply, PETsMART, and PetCo. Hillman’s status as a national supplier of unique, proprietary products to Big Box retailers allows it to develop a formidable market position and high barriers to entry within its product categories. Management believes that the dynamics, which make its services attractive to hardware retailers, are present with these larger customers as well.

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

Hillman sells its products to approximately 20,000 customers, the top five of which accounted for 44.0% of its annualized sales. Lowe’s is the single largest customer, representing 17.7% of total sales, Home Depot is the second largest at 10.4% and Wal-Mart is the third largest at 10.2%. No other customer accounted for more than 10% of the Company’s total sales in 2004.

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

The national accounts field service organization consists of over 395 service people and 23 field managers focusing on Big Box retailers, pet super stores, large national discount chains and grocery stores. This organization reorders products, details store shelves and sets up in-store promotions.

Management believes the Company consistently is able to be responsive to the needs of the F&I retailers because it employs the largest direct sales organization in the retail home industry. This organization consists of 226 people, managed by 17 field managers. Each sales representative is responsible for approximately 50 full service accounts that they call on approximately every two weeks. Coupled with the efforts of the Marketing Department, the sales force not only sells products, but can sell merchandising and technological support capabilities as well. The Marketing Department provides support through the development of new products, sales collateral, promotional items, merchandising aids and marketing services such as advertising and trade show management. Its electronic data interchange (“EDI”) system is used by a number of its large customers for handling of orders and invoices.

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

Risk Factors

An investment in the Company’s securities involves certain risks as discussed below. However, the risks set forth below are not the only risks the Company faces, and it faces other risks which have not yet been identified or which are not yet otherwise predictable. If any of the following risks occur or are otherwise realized, the Company’s business, financial condition and results of operations could be materially adversely affected. You should consider carefully the risks described below and all other information in this annual report, including the Company’s financial statements and the related notes and schedules thereto, prior to making an investment decision with regard to the Company’s securities.

The Company operates in a highly competitive industry, which may have a material adverse effect on its business, financial condition and results of operations.

The retail industry is highly competitive, with the principal methods of competition being price, quality of service, quality of products, product availability, credit terms and the provision of value-added services, such as merchandising design, in-store service and inventory management. The Company encounters competition from a large number of regional and national distributors, some of which have greater financial resources than the Company and may offer a greater variety of products. If these competitors are successful, the Company’s business, financial condition and results of operations may be materially adversely affected.

The Company’s business, financial condition and results of operations may be materially adversely affected by seasonality and general economic conditions affecting its sales.

Hillman has, in the past, experienced seasonal fluctuations in sales and operating results from quarter to quarter. Typically, the first calendar quarter is the weakest due to the effect of weather on home projects and the construction industry.

The Company’s profitability may be materially adversely affected as a result of consolidation in the retail trade industry.

With the trend toward retail trade consolidation, the Company is increasingly dependent upon key retailers whose bargaining strength is growing. Accordingly, the Company faces greater pressure from its retail trade customers to provide more favorable trade terms. The Company’s profitability may be negatively affected by changes in the policies of its retail trade customers.

Changes in general economic conditions could also have a material adverse effect on the Company’s sales.

The Company’s success is highly dependent on information and technology systems.

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

These factors could have a material adverse affect the Company’s business, financial condition and results of operations.

The inability to make timely and cost effective acquisitions may adversely affect the Company’s business.

An element of Hillman’s future growth strategy is to pursue selected acquisitions that either expand or complement its businesses in new or existing markets. However, there can be no assurance that the Company will be able to identify or acquire acceptable acquisition candidates on terms favorable to the Company and in a timely manner, if at all, to the extent necessary to fulfill Hillman’s growth strategy. Furthermore, there can be no assurance that competition for acquisition candidates will not escalate, thereby increasing the costs of acquisitions. The process of integrating acquired businesses into the Company’s operations may result in unforeseen difficulties and may require a disproportionate amount of resources and management’s attention, and there can be no assurance that Hillman will be able to successfully integrate acquired businesses into its operations.

Insurance Arrangements

Under the Company’s current insurance programs, commercial umbrella coverage is obtained for catastrophic exposure and aggregate losses in excess of expected claims. Since October 1991, the Company has retained the exposure on certain expected losses related to worker’s compensation, general liability and automobile. The Company also retains the exposure on expected losses related to health benefits of certain employees. The Company believes that its present insurance is adequate for its businesses. See Note 18, Commitments and Contingencies, of Notes to Consolidated Financial Statements of the Company as of and for the three years ended December 31, 2004.

Employees

As of December 31, 2004, the Company had 1,794 full time and part time employees. In the opinion of management, employee relations are good.

Backlog

The Company’s sales backlog from ongoing operations was $3.1 million as of December 31, 2004, and $2.6 million as of December 31, 2003.

Where You Can Find More Information

The Company files quarterly reports on Form 10-Q, annual reports on Form 10-K and special reports on Form 8-K, and other information with the Securities and Exchange Commission (the “Commission”). You may read and copy any reports, statements, or other information filed by the Company at the Commission’s public reference rooms at 450 5th Street, N.W., Washington, D.C. 20549. Please call the Commission at 1-800-SEC-0330 for more information on the public reference rooms. The Commission also maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, like Hillman, that file electronically with the Commission. Copies may also be obtained, after paying a duplicating fee, by electronic request to publicinfo@sec.gov or by written request to Public Reference Section, Washington, D.C. 20549-0102.

You can inspect reports, proxy statements, and other information about the Company at the offices of The American Stock Exchange, 86 Trinity Place, New York, NY 10006.

Item 2 – Properties.

The Company’s principal office, manufacturing and distribution properties are as follows:

	Approximate
Location	Square Footage	Description
Cincinnati, Ohio	240,000	Office, Distribution
Forest Park, Ohio	260,000	Distribution
Tempe, Arizona	161,000	Mfg., Distribution
Tempe, Arizona	47,000	Office
Shafter, California	84,000	Distribution
Lewisville, Texas	72,000	Distribution
Wilsonville, Oregon	29,000	Distribution
Charlotte, North Carolina	40,000	Distribution
Green Island, New York	56,000	Distribution
LaCrosse, Wisconsin	48,000	Distribution
Riviera Beach, Florida	37,000	Distribution
Goodlettsville, Tennessee	72,000	Mfg., Distribution
Mississauga, Ontario	11,000	Distribution

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

Item 4 – Submission of Matters to a Vote of Security Holders.

The Company did not submit any matters to a vote of Trust Preferred holders during the quarter ended December 31, 2004.

Part II

Item 5 – Market for Registrant’s Common Shares and Related Stockholder Matters.

Stock Exchange Listing

The Company’s common stock does not trade and is not listed on or quoted in an exchange or other market. However, the Trust Preferred Securities trade under the ticker symbol HLM.Pr on the American Stock Exchange. The following table sets forth the high and low closing sale prices on the American Stock Exchange composite tape for the Trust Preferred Securities.

2004	High	Low
First Quarter	$27.50	$26.15
Second Quarter	27.55	26.50
Third Quarter	27.70	26.80
Fourth Quarter	29.45	27.40

2003	High	Low
First Quarter	$25.85	$25.00
Second Quarter	27.00	25.14
Third Quarter	26.95	26.00
Fourth Quarter	27.04	26.20

The Trust Preferred Securities have a liquidation value of $25.00 per security. As of March 22, 2005, there were 731 holders of Trust Preferred Securities and fifteen (15) common stockholders. The total number of Trust Preferred Securities outstanding as of March 25, 2005, was 4,217,724. The total number of shares of Common Stock outstanding as of March 25, 2005, was 10,000.

Distributions

The Company pays interest to the Hillman Group Capital Trust (“the Trust”) on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.2 million per annum in the aggregate. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. For the years ended December 31, 2004 and 2003, the Company paid $12.2 million per year in interest on the Junior Subordinated Debentures, which was equivalent to the amounts distributed on the Trust for the same periods.

The interest payments on the Junior Subordinated Debentures underlying the Trust Preferred Securities are deductible for federal income tax purposes by the Company under current law and will remain an obligation of the Company until the Trust Preferred Securities are redeemed or upon their maturity in 2027.

For more information on the Trust and Junior Subordinated Debentures, see “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Issuer Purchases of Equity Securities

The Company made no repurchases of its equity securities during 2004.

Item 6 – Selected Financial Data.

As a result of the Merger Transaction, the Company’s operations for the periods presented subsequent to the September 30, 2001 acquisition by Allied Capital but prior to March 31, 2004 are referenced herein as the predecessor operations (the “Predecessor” or “Predecessor Operations”). The Company’s operations for the periods presented since the merger are referenced herein as the successor operations (the “Successor” or “Successor Operations”) and include the effects of the Company’s debt refinancing. Periods prior to the acquisition by Allied Capital are referred to below as the pre-predecessor operations (the “Pre-predecessor” or “Pre-predecessor Operations”).

The following table sets forth selected consolidated financial data of the Pre-predecessor as of and for the year ended December 31, 2000 and the nine months ended September 30, 2001; and consolidated financial data of the Predecessor as of and for the three months ended March 31, 2004, the two years ended December 31, 2003 and the three months ended December 31, 2001; and consolidated financial data of the Successor as of and for the nine months ended December 31, 2004. See the accompanying Notes to Consolidated Financial Statements and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information regarding the acquisition of the Company by CHS and the Company’s debt refinancing as well as other acquisitions that affect comparability.

	(dollars in thousands)
	Successor	Predecessor				Pre-predecessor (3)
					Three
	Nine Months	Three			Months	Nine Months
	Ended	Months Ended	Year Ended	Year Ended	Ended	Ended	Year Ended
	12/31/04	03/31/04	12/31/03	12/31/02	12/31/01	09/30/01	12/31/00
Income Statement Data:
Continuing Operations
Net sales	$272,640	$78,997	$318,441	$286,788	$60,040	$341,307	$462,839
Gross profit	149,922	43,217	174,671	160,614	34,442	143,564	184,660
Non-recurring expense (2)	—	30,707	—	—	—	—	—
Gain on contribution of subsidiaries (4)	—	—	—	—	—	—	49,115
Income (loss) before discontinued operations (4)	627	(19,316)	(4,647)	6,103	(2,909)	(1,327)	27,290
(Loss) income from discontinued operations (4)	—	—	—	—	—	—	(2,610)

Net income (loss)	$627	$(19,316)	$(4,647)	$6,103	$(2,909)	$(1,327)	$24,680
Balance Sheet Data at December 31:
Total assets	$606,542	N/A	$355,833	$363,194	$339,961	N/A	$320,960
Long-term debt and capitalized lease obligations (1)	$264,101	N/A	$148,309	$146,716	$128,739	N/A	$102,790

(1)	Includes current portion of long-term debt and capitalized lease obligations.

(2)	Non-recurring expenses incurred in connection with CHS merger including $24,353 for stock options granted at an exercise price below fair market value, $4,035 in investment banking and legal fees, $1,922 in management bonuses and $397 in payroll taxes. See the Notes to the Consolidated Financial Statements for further details.

(3)	Financial data for the nine months ended September 30, 2001 and the year ended December 31, 2000 include the operating results of the SunSource Technology Services business, the assets of which were sold pursuant to an Asset Purchase Agreement on September 28, 2001.

(4)	This information is not included in the current Consolidated Statements of Operations for the three years ended December 31, 2004, however, it was included in prior years when applicable.

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information which management believes is relevant to an assessment and understanding of the Company’s operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and related notes and schedules thereto appearing elsewhere herein.

General

The Hillman Companies, Inc. (“Hillman” or the “Company”) is one of the largest providers of hardware-related products and related merchandising services to the retail markets in North America.

The Company’s principal business is operated through its wholly-owned subsidiary, The Hillman Group, which had sales of approximately $352 million in 2004. The Hillman Group sells its product lines and provides its services to hardware stores, home centers, mass merchants, pet supply stores, and other retail outlets principally in the United States, Canada, Mexico and South America. Product lines include thousands of small parts such as fasteners and related hardware items; keys, key duplication systems and accessories; and identification items, such as, tags and letters, numbers, and signs. Services offered include design and installation of merchandising systems and maintenance of appropriate in-store inventory levels.

Merger Transaction

On March 31, 2004, The Hillman Companies, Inc. was acquired by an affiliate of Code Hennessy & Simmons LLC (“CHS”). Pursuant to the terms and conditions of an Agreement and Plan of Merger (“Merger Agreement”) dated as of February 14, 2004, the Company was merged with an affiliate of CHS with the Company surviving the merger (“Merger Transaction”). The total consideration paid in the Merger Transaction was $511.6 million including repayment of outstanding debt and including the value of the Company’s outstanding Trust Preferred Securities ($102.4 million at merger).

Prior to the merger, Allied Capital Corporation (“Allied Capital”) owned 96.8 % of the Company’s common stock. As a result of the change of control, an affiliate of CHS owns 49.1% of the Company’s common stock and 54.5% of the Company’s voting common stock, Ontario Teacher’s Pension Plan (“OTPP”) owns 27.9% of the Company’s common stock and 31.0% of the Company’s voting common stock and HarbourVest Partners VI owns 8.7% of the Company’s common stock and 9.7% of the Company’s voting common stock. Certain members of management own 14.1% of the Company’s common stock and 4.5% of the Company’s voting common stock.

CHS is a private equity firm that manages approximately $1.56 billion in capital in four funds. The acquisition of the Company by CHS adds to their existing portfolio of middle market manufacturing and distribution businesses.

The Company’s operations for the periods presented prior to the March 31, 2004 Merger Transaction are referenced herein as the predecessor financial statements (the “Predecessor” or “Predecessor Financial Statements”). The Company’s Consolidated Balance Sheet as of December 31, 2004 and its related Consolidated Statements of Operations for the nine months ended December 31, 2004, and its Consolidated Statements of Cash Flows and Changes in Stockholders’ Equity for the nine months ended December 31, 2004 are referenced herein as the successor financial statements (the “Successor” or “Successor Financial Statements”).

Financing Arrangements

On March 31, 2004, the Company, through its Hillman Group subsidiary, refinanced its revolving credit and senior term loans with a Senior Credit Agreement (the “Senior Credit Agreement”) consisting of a $40.0 million revolving credit (the “Revolver”) and a $217.5 million term loan (the “Term Loan”). The Senior Credit Agreement has a seven-year term and provides borrowings at interest rates based on the London Interbank Offered Rates (the “LIBOR”) plus a margin of between 2.25% and 3.00% (the “LIBOR Margin”), or prime (the “Base Rate”) plus a margin of between 1.25% and 2.0% (the “Base Rate Margin”). The applicable LIBOR Margin and Base Rate Margin is based on the Company’s leverage as of the last day of the preceding fiscal quarter. In accordance with the Senior Credit Agreement, letter of credit commitment fees are based on the average daily face amount of each outstanding letter of credit multiplied by a letter of credit margin of between 2.25% and 3.00% per annum (the “Letter of Credit Margin”). The Letter of Credit Margin is also based on the Company’s leverage at the date of the preceding fiscal quarter. The Company also pays a commitment fee of 0.50% per annum on the average daily unused Revolver balance.

In addition, on March 31, 2004, the Company, through The Hillman Group, issued $47.5 million of unsecured subordinated notes to Allied Capital maturing on September 30, 2011 (“Subordinated Debt Issuance”). Interest on the Subordinated Debt Issuance is at a fixed rate of 13.5% per annum, with cash interest payments required on a quarterly basis at a fixed rate of 11.25% commencing April 15, 2004. The outstanding principal balance of the Subordinated Debt Issuance shall be increased on a quarterly basis at the remaining 2.25% fixed rate (the “PIK Amount”). All of the PIK Amounts are due on the maturity date of the Subordinated Debt Issuance.

The Company pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.2 million per annum in the aggregate. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities.

On April 28, 2004, the Company entered into an Interest Rate Swap Agreement (“Swap”) with a two-year term for a notional amount of $50.0 million. The Swap effectively fixes the interest rate on $50.0 million of the Term Loan at a rate of 1.17% plus the applicable interest rate margin for the first three months of the Swap with incremental increases ranging from 28 to 47 basis points in each successive quarter.

Acquisitions and Divestitures

On October 3, 2002, the Company, through The Hillman Group, purchased the net assets of the DIY division (“DIY”) of the Fastenal Company of Winona, MN (“Fastenal”). DIY, with annual sales of approximately $22 million, distributes fasteners, anchors, picture hanging wire, hooks, tacks, and brads to national hardware cooperatives and home centers. The Company paid $15.3 million in cash to Fastenal for the net assets of DIY. The transaction was financed from the Company’s existing credit lines.

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

On March 2, 2000, the Company contributed the interests in its Kar Products, Inc. and A & H Bolt & Nut Company Limited operations (collectively, the “Kar business”), to a newly-formed partnership affiliated with Glencoe Capital, L.L.C. (“Glencoe”). Glencoe contributed cash equity to the new partnership, GC-Sun Holdings L.P. (“G-C”). The Company received $105 million in cash proceeds from the transaction through repayment of assumed debt by G-C and retained minority ownership in G-C. Affiliates of Glencoe held the controlling interest in G-C. The Company recorded a pre-tax gain on the transaction of approximately $49.1 million in the first quarter of 2000. On January 4, 2002, G-C provided the Company notice that it intended to exercise its call right to purchase the Company’s partnership interest as a result of the merger transaction with Allied Capital. On April 13, 2002, the Company entered into a Unit Repurchase Agreement with G-C, pursuant to which G-C exercised its call right. In exchange for its interest in G-C, the Company received a $10 million subordinated note from G-C.

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

The G-C note was distributed to the Company’s common stockholders on March 31, 2004.

Results of Operations

Sales and Profitability for each of the Three Years Ended December 31

	(dollars in thousands)
	2004 (a)		2003		2002
		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total
Net sales	$351,637	100.0%	$318,441	100.0%	$286,788	100.0%
Cost of sales	158,498	45.1%	143,770	45.1%	126,174	44.0%

Gross profit	193,139	54.9%	174,671	54.9%	160,614	56.0%

Operating expenses:
Selling	67,796	19.3%	57,939	18.2%	54,872	19.1%
Warehouse & delivery	44,245	12.6%	40,590	12.7%	33,048	11.5%
General & Administrative	18,054	5.1%	21,922	6.9%	23,516	8.2%
Stock compensation expense	272	0.1%	—	0.0%	—	0.0%

Total SG&A	130,367	37.1%	120,451	37.8%	111,436	38.9%
Non-recurring expense (b)	30,707	8.7%	—	0.0%	—	0.0%
Depreciation	15,187	4.3%	14,399	4.5%	12,004	4.2%
Amortization	5,748	1.6%	1,437	0.5%	1,485	0.5%
Management fees	1,329	0.4%	1,800	0.6%	1,800	0.6%

Total operating expenses	183,338	52.1%	138,087	43.4%	126,725	44.2%

Gain on termination of defined benefit pension plan (c)	—	0.0%	—	0.0%	1,231	0.4%
Other income (expense)	277	0.1%	681	0.2%	320	0.1%

Income from operations	10,078	2.9%	37,265	11.7%	35,440	12.4%

Interest expense	17,539	5.0%	15,405	4.8%	13,227	4.6%
Interest expense on mandatorily redeemable preferred stock & management purchased preferred options	5,458	1.6%	—	0.0%	—	0.0%
Interest expense on junior subordinated notes	12,231	3.5%	—	0.0%	—	0.0%
Distributions on guaranteed preferred beneficial interest	—	0.0%	12,231	3.8%	12,231	4.3%
Write-down of note receivable	—	0.0%	11,258	3.5%	—	0.0%

Income (loss) before taxes	(25,150)	-7.2%	(1,629)	-0.5%	9,982	3.5%

(a)	For the purpose of comparing the Company’s results of operations for each of the three years ended December 31, 2004, the results of the Predecessor Operations for the three months ended March 31, 2004 have been combined with the results of the Successor Operations for the nine months ended December 31, 2004.

(b)	Represents one-time charges for stock options, management bonuses, investment banking, and legal fees incurred in connection with the March 31, 2004 Merger Transaction.

(c)	Represents income as a result of the final settlement of the Company’s defined benefit plans in 2002.

Years Ended December 31, 2004 and 2003

Net sales increased $33.2 million or 10.4% in 2004 to $351.6 million from $318.4 million in 2003. Sales to national accounts represented $19.2 million of the $33.2 million total sales increase. The new store growth of our national accounts customers was primarily responsible for the increased fastener, keys, and LNS sales to Lowe’s, increased keys and LNS sales to Home Depot, and increased keys sales to Wal-Mart. Sales to Franchise and Independent (“F&I”) accounts increased $9.1 million from 2003 primarily due to improved economic activity at the retail level and increased sales of galvanized fasteners used in the newly formulated treated lumber. The F&I accounts are typically individual hardware dealers who are members of larger cooperatives, such as Tru-Serv, Ace, and Do-It-Best. In addition, the regional and engraving accounts increased $3.2 million over the comparable period in 2003. The regional accounts represent mid-sized hardware and lumber chains. Sales by our Canadian division increased $1.3 million, export sales increased $0.8 million, and other sales were $0.4 million less than the prior year.

The Company’s sales backlog, based upon cancelable purchase orders, was $3.1 million as of December 31, 2004 and $2.6 million as of December 31, 2003.

The Hillman Group’s gross margin of 54.9% in 2004 was unchanged from 2003. Price increases together with production efficiencies following the December 2003 consolidation of the Rockford packaging and distribution facility into the Company’s Cincinnati facility offset the rising cost of the Company’s products.

The Company’s consolidated Selling, General and Administrative (“S,G&A”) expenses increased $9.9 million or 8.2% from $120.5 million in 2003 to $130.4 million in 2004. Selling expenses increased $9.9 million or 17.1% primarily as a result of increased servicing and display costs at new national account stores. Warehouse and delivery expenses increased $3.6 million or 8.9% as a result of increased freight and labor costs of $2.8 million to process and ship the additional sales volume. General and administrative expenses decreased by $3.9 million or 17.8% as a result of a substantial decrease in medical claims experienced in 2004 compared to 2003 which included $1.5 million in claims by an employee for medical services. In addition, 2004 expense declined further from 2003 as a result of the elimination of several positions from our corporate office and Tempe facility together with the December 2003 shutdown of the Rockford facility. Stock compensation expenses from stock options related to the Merger Transaction were $0.3 million in 2004. There was no stock compensation expense in 2003.

Depreciation expense increased $0.8 million to $15.2 million in 2004 from $14.4 million in 2003 primarily as a result of an increase in the depreciable fixed asset base in connection with the placement of key duplication machines used in new national accounts.

Amortization expense increased $4.3 million to $5.7 million in 2004 from $1.4 million in 2003. The increase in amortization was the result of an increase in the valuation of certain intangible assets in connection with the Merger Transaction.

The Company has recorded a management fee charge of $1.3 million for 2004 and $1.8 million for 2003. The Company is obligated to pay management fees to a subsidiary of CHS for management services rendered in the amount of fifty-eight thousand dollars per month, plus out of pocket expenses, and to pay management fees to a subsidiary of OTPP for management services rendered in the amount of twenty-six thousand dollars per month, plus out of pocket expenses, for each month commencing with the closing date of the Merger Transaction. The Company was obligated to pay management fees to a subsidiary of Allied Capital for management services rendered in the amount of $1.8 million, plus out of pocket expenses, for calendar years subsequent to 2001. The payment of management fees was due annually after delivery of the Company’s annual audited financial statements to the Board of Directors of the Company. The obligation to pay management fees to Allied Capital was terminated upon the payment of outstanding fees in the amount of $2.3 million on March 31, 2004 in connection with the close of the Merger Transaction.

Income from operations for the year ended December 31, 2004 was $40.8 million after excluding $30.7 million in non-recurring costs recorded in connection with the Merger Transaction. This represents an increase of $3.5 million or 9.4% from the $37.3 million for the year ended December 31, 2003.

The Company’s consolidated operating profit margin from operations (income from operations as a percentage of net sales) decreased from 11.7% in 2003 to 11.6% in 2004 after excluding non-recurring costs recorded in connection with the Merger Transaction. The operating profit margin benefited from the reduction of S,G&A expenses and management fees as a percentage of sales, but these benefits were offset by the increase in amortization costs as a percentage of sales which resulted from the Merger Transaction.

Interest expense, net, increased $2.1 million to $17.5 million in 2004 from $15.4 million in 2003. The increase in interest expense, net, was primarily the result of increased Company debt related to the Merger Transaction and the amortization of additional deferred financing costs.

Interest expense was $5.5 million in 2004 on the mandatorily redeemable preferred stock and management purchased preferred options related to the Merger Transaction. No such interest expense was recorded in 2003.

The Company also pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.2 million per annum in the aggregate. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. For the years ended December 31, 2004 and 2003, the Company paid $12.2 million interest on the Junior Subordinated Debentures, which is equivalent to the amounts distributed by the Trust on the Trust Preferred Securities.

See Note 6, Income Taxes, of Notes to Consolidated Financial Statements of the Company for the three years ended December 31, 2004, for income taxes and disclosures related to 2004 and 2003 income tax events.

Years Ended December 31, 2003 and 2002

Net sales from the Hillman Group operations increased $31.6 million or 11.0% in 2003 to $318.4 million from $286.8 million in 2002. DIY was acquired from the Fastenal Company in October 2002 and it contributed $12.8 million of the 2003 sales increase. Increased fastener sales to Lowe’s represented $4.7 million of the $31.6 million total sales increase in 2003 over 2002. In May 2002, Hillman began supplying all Lowe’s locations following the acquisition of the specialty fastener business from R&B, Inc. Sales to other national accounts, including Home Depot and Wal-Mart, increased by an aggregate $7.2 million in 2003 compared to 2002, primarily as a result of new store growth. In addition, the regional and engraving accounts together with F&I accounts increased $5.3 million over the comparable period in 2002. The regional accounts represent mid-sized hardware and lumber chains. The F&I accounts are typically individual dealers who are members of larger cooperatives, such as Tru-Serv, Ace, and Do-It-Best. Sales by our Canadian division increased $0.5 million, Export sales increased $0.6 million, and other sales accounted for the remaining $0.5 million in increased sales over 2002.

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

The Company’s consolidated Selling, General and Administrative expenses increased $9.1 million or 8.2% from $111.4 million in 2002 to $120.5 million in 2003. Selling expenses increased $3.1 million or 5.5% primarily as a result of servicing costs at new national account stores. Warehouse and delivery expenses increased $7.6 million or 23.0% as a result of increased freight and labor costs to process and ship the additional sales volume. General and administrative expenses decreased by $1.6 million or 6.8% primarily as a result of the closing of the Philadelphia corporate office in May 2002 and moving the corporate operations to Cincinnati.

Depreciation expense from operations increased $2.4 million to $14.4 million in 2003 from $12.0 million in 2002 primarily as a result of an increase in the depreciable fixed asset base in connection with the purchase of automation equipment for the Cincinnati distribution center.

Amortization expense from operations decreased $0.1 million to $1.4 million in 2003 from $1.5 million in 2002. The decrease in amortization was the result of certain intangible assets becoming fully amortized during 2003.

The Company has recorded a management fee charge of $1.8 million in both the years 2003 and 2002. In connection with the merger transaction with Allied Capital, the Company was obligated to pay management fees to a subsidiary of Allied Capital for management services rendered in the amount of $1.8 million for calendar years subsequent to 2001. The payment of management fees was due annually after delivery of the Company’s annual audited financial statements to the Board of Directors of the Company.

Income from operations for the year ended December 31, 2003 was $37.3 million. This represents an increase of $3.1 million or 9.1% from the $34.2 million for the year ended December 31, 2002 after excluding a one-time gain of $1.2 million on termination of the pension plan.

The Company’s consolidated operating profit margin from operations (income from operations as a percentage of net sales) decreased to 11.7% in 2003 from 12.0% after excluding a one-time gain on termination of the pension plan in 2002. The operating profit margin decreased as a result of lower gross profit on the change in sales mix discussed above and the increase in depreciation expense which resulted from the larger depreciable fixed asset base. The operating profit margin benefited from the reduction of S,G&A expenses as a percentage of sales.

Interest expense, net, increased $2.2 million to $15.4 million in 2003 from $13.2 million in 2002. The increase in interest expense, net of interest income, was primarily the result of a decrease in interest income recorded on the $10.0 million note received from Glencoe from sale of the Company’s interest in GC-Sun Holdings L.P. The Company recorded no interest income in 2003 as compared to $1.3 million in 2002. The remaining increase in interest expense was primarily the result of additional borrowings to finance the expansion and automation of the Company’s distribution facility, to purchase the Lowe’s specialty fastener business from R&B, Inc., and to purchase the DIY division of Fastenal Company.

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

See Note 6, Income Taxes, of Notes to Consolidated Financial Statements of the Company for the three years ended December 31, 2004, for income taxes and disclosures related to 2003 and 2002 income tax events.

Liquidity and Capital Resources

Net cash provided by operating activities for the year ended December 31, 2004 was $5.3 million, primarily due to cash related adjustments of $5.9 million for routine operating activities represented by changes in inventories, accounts receivable, accounts payable, and other assets plus the net income adjusted for non-cash charges for depreciation, amortization, dispositions of equipment, deferred taxes, PIK interest, and interest on mandatorily redeemable preferred stock of $0.5 million less prepayment penalty of $1.1 million.

Net cash used for investing activities was $12.0 million for the year ended December 31, 2004. Capital expenditures for the year totaled $12.0 million, consisting of $5.7 million for key duplicating machines, $2.0 million for engraving machines and $4.3 million for equipment purchases.

Net cash provided by financing activities for the year ended December 31, 2004 was $38.2 million, primarily related to the assumption of additional debt in connection with the Merger Transaction.

The Company’s working capital (current assets minus current liabilities) position of $88.7 million as of December 31, 2004, represents an increase of $33.1 million from the December 31, 2003 level of $55.6 million as follows:

(dollars in thousands)

Amount
Increase in cash and cash equivalents	$31,504
Increase in accounts receivable, net	4,520
Decrease in inventories, net	(145)
Decrease in other current assets	(2,950)
Increase in deferred taxes	1,237
Increase in accounts payable	(7,531)
Decrease in current portion of senior term loam	7,093
Increase in accrued interest	(2,105)
Decrease in other accrued liabilities	2,940
Other items, net	(1,453)

Net increase in working capital for the year ended December 31, 2004	$33,110

The Company’s contractual obligations in thousands of dollars as of December 31, 2004 are summarized below:

		Payments Due
Contractual Obligations	Total	Less Than One Year	1 to 3 Years	3 to 5 Years	More Than Five Years
Junior Subordinated Debentures (1)	$114,429	—	—	—	$114,429
Long Term Senior Term Loans	213,694	$2,175	$4,350	$4,350	202,819
Long Term Unsecured Subordinated Notes	48,090	—	—	—	48,090
Operating Leases	31,670	6,793	8,021	5,017	11,839
Mandatorily Redeemable Preferred Stock	62,232	—	—	—	62,232
Management Purchased Preferred Options	3,577	—	—	—	3,577
Deferred Compensation Obligations	4,223	75	150	150	3,848
Capital Lease Obligations	142	43	82	17	—
Other Long Term Obligations	5,547	1,485	950	793	2,319

Total Contractual Cash Obligations	$483,604	$10,571	$13,553	$10,327	$449,153

(1)	The junior subordinated debentures liquidation value is approximately $105,446.

All of the obligations noted above are reflected on the Company’s Consolidated Balance Sheet as of December 31, 2004, except for the Operating Leases. See Notes To Consolidated Financial Statements as of and for the three years ended December 31, 2004 for additional information.

The Company does not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

As of December 31, 2004, the Company had $34.5 million available under its secured credit facilities. The Company had approximately $216.0 million of outstanding debt under its secured credit facilities at December 31, 2004, consisting of $215.9 million in a term loan and $0.1 million in capitalized lease obligations. The term loan consisted of a $215.3 million Term B Loan currently at a six (6) month LIBOR rate of 5.50% and a $0.6 million Term B Loan currently at a three (3) month LIBOR rate of 5.8125%. The capitalized lease obligations were at various interest rates.

As of December 31, 2004, the Company had purchase commitments which totaled $1.25 million for the expansions of the Cincinnati and Tempe office locations. The Company had no other material purchase commitments for capital expenditures.

Interest on the Subordinated Debt Issuance of $47.5 million which matures September 30, 2011 is at a fixed rate of 13.5% per annum, with cash interest payments being required on a quarterly basis at a fixed rate of 11.25% commencing April 15, 2004. The outstanding principal balance of the Subordinated Debt Issuance shall be increased on a quarterly basis by the remaining 2.25% PIK Amount. All of the PIK Amounts are due on the maturity date of the Subordinated Debt Issuance. As of December 31, 2004, the outstanding Subordinated Debt Issuance including the PIK Amounts was $48.1 million.

In accordance with the Company’s Senior Credit Agreement, Hillman must maintain its fixed charge coverage at all times in excess of 1.10x through December 31, 2004, 1.05x from January 1, 2005 through December 31, 2005 and 1.15x thereafter to continue monthly distributions on its Trust Preferred Securities ($1.0 million per month). Hillman’s fixed charge coverage was 1.44x for the twelve-month period ended December 31, 2004 as calculated in accordance with the Senior Credit Agreement.

The Company had deferred tax assets aggregating $47.4 million, net of valuation allowance of $14.0 million, and deferred tax liabilities of $51.6 million as of December 31, 2004, as determined in accordance with SFAS 109. Management believes that the Company’s deferred tax assets will be realized through the reversal of existing temporary differences between the financial statement and tax basis, as well as through future taxable income.

Inflation

The Company is sensitive to inflation present in the economies of the United States and our foreign suppliers located primarily in Taiwan and China. Inflation in recent years has produced only a modest impact on the Company’s operations, however, the recent growth in China’s economic activity has increased overall demand for materials used in the manufacture of our products. This increased demand has produced cost increases for certain of our fastener products which exceed the prevailing rate of inflation. Continued inflation and resulting cost increases over a period of years would result in significant increases in inventory costs and operating expenses. However, such higher cost of sales and operating expenses can generally be offset by increases in selling prices, although the ability of the Company’s operating divisions to raise prices is dependent on competitive market conditions.

Related Party Transactions

On September 26, 2001, the Company was acquired by Allied Capital pursuant to the terms and conditions of an Agreement and Plan of Merger dated as of June 18, 2001. In connection with this Agreement and Plan of Merger, the Company was obligated to pay management fees to a subsidiary of Allied Capital for management services rendered in the amount of $1.8 million per year, plus out of pocket expenses, for calendar years subsequent to 2001. The Company has recorded a management fee charge of $0.5 million, $1.8 million and $1.8 million on the Predecessor’s Statement of Operations for the three months ended March 31, 2004 and the years ended December 31, 2003 and 2002, respectively. Payment of management fees was due annually after delivery of the Company’s annual audited financial statements to the Board of Directors of the Company. The management fee for the year ended December 31, 2002 was paid in March 2003 and the management fee for the three months ended December 31, 2001 was paid in March 2002. The obligation to pay management fees to Allied Capital was terminated upon the payment of outstanding fees in the amount of $2.3 million on March 31, 2004 in connection with the close of the Merger Transaction.

On March 31, 2004, the Company was acquired by an affiliate of CHS. In connection with the CHS acquisition, the Company is obligated to pay management fees to a subsidiary of CHS in the amount of $58 thousand per month and to pay management fees to a subsidiary of OTPP in the amount of $26 thousand per month, plus out of pocket expenses, for each month commencing with the closing date of the Merger Transaction. The Company has recorded management fee charges and expenses from CHS and OTPP of $0.8 million for the nine month period ended December 31, 2004.

The Predecessor Company incurred interest expense to Allied Capital on the unsecured subordinated note at a fixed rate of 18.0% per annum. Cash interest payments were required on a quarterly basis at a fixed rate of 13.5% with the remaining 4.5% fixed rate (the “PIK Amount”) being added to the principal balance. The subordinated debt and accrued interest thereon of $45,571 were paid in full at March 31, 2004 in connection with the Merger Transaction. See discussion above and in Note 9, Long-Term Debt, of Notes to Consolidated Financial Statements.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results may differ from those estimates, and such differences may be material to the Company’s consolidated financial statements and results of operations.

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

Accounts Receivable and Allowance for Doubtful Accounts:

The Company establishes the allowance for doubtful accounts using the specific identification method and also provides a reserve in the aggregate. The estimates for calculating the aggregate reserve are based on historical information. The allowance for doubtful accounts was $526 and $524 as of December 31, 2004 and 2003, respectively.

Inventory Realization:

Inventories consisting predominantly of finished goods are valued at the lower of cost or market, cost being determined principally on the first-in, first-out method. Excess and obsolete inventories are carried at net realizable value. The historical usage rate is the primary factor used by the Company in assessing the net realizable value of excess and obsolete inventory. A reduction in the carrying value of an inventory item from cost to market is recorded in an inventory reserve for inventory with no usage in the preceding twenty-four month period or with on hand quantities in excess of twenty-four months average usage. The inventory reserve amounts were $3,558 and $3,189 at December 31, 2004 and 2003, respectively.

Property and Equipment:

Property and equipment, including assets acquired under capital leases, are carried at cost and include expenditures for new facilities and major renewals. Maintenance and repairs are charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from their respective accounts, and the resulting gain or loss is reflected in income from operations.

Depreciation:

For financial accounting purposes, depreciation, including that related to plant and equipment acquired under capital leases, is computed on the straight-lined method over the estimated useful lives of the assets, generally three to ten years, or over the terms of the related leases.

Goodwill and Other Intangible Assets:

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” and accordingly, goodwill is no longer amortized, but is reviewed annually for impairment. Other intangible assets arising principally from the Merger Transaction are amortized on a straight-line basis over periods ranging from four to twenty-three years except the trademarks which are not amortized due to their indefinite useful lives.

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

Income Taxes:

Deferred income taxes are computed using the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities (temporary differences) and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are provided for tax benefits where it is more likely than not that certain tax benefits will not be realized. Adjustments to valuation allowances are recorded from changes in utilization of the tax related item.

Self-insurance Reserves:

The Company self insures its product liability, worker’s compensation and general liability losses up to $250 thousand per occurrence. Catastrophic coverage is maintained for occurrences in excess of $250 thousand up to $35 million.

The Company self insures its group health claims up to an annual stop loss limit of $125 thousand per participant. Aggregate coverage is maintained for annual group health insurance claims in excess of 125% of expected claims.

Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claim data and certain actuarial assumptions.

Retirement Benefits:

Certain employees of the Company are covered under a profit-sharing and retirement savings plan (“defined contribution plan”). See Note 15, Retirement Benefits, of Notes to Consolidated Financial Statements for additional information.

Shipping and Handling:

The costs incurred to ship product to customers, including freight and handling expenses, are included in selling, general and administrative expenses on the Company’s Statements of Operations. The Predecessor Company’s shipping and handling costs were $3,629, $15,916, and $13,913 for the three months ended March 31, 2004 and the years ended December 31, 2003 and 2002, respectively. The Successor Company’s shipping and handling costs were $12,790 for the nine months ended December 31, 2004.

Research and Development:

The Company incurs research and development costs consisting primarily of internal wages and benefits in connection with improvements to the key duplicating and engraving machines. The Predecessor Company’s research and development costs were $277, $1,381, and $1,510 for the three months ended March 31, 2004 and the years ended December 31, 2003 and 2002, respectively. The Successor Company’s research and development costs were $796 for the nine months ended December 31, 2004.

Stock Based Compensation:

The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations in accounting for its stock based employee compensation plans. The Company is also subject to disclosure requirements of SFAS 123, “Accounting for Stock Based Compensation” (“SFAS 123”). Stock compensation expense as recorded under the APB 25 intrinsic value method approximates the fair value model prescribed by SFAS 123; accordingly no pro forma disclosures are necessary under SFAS 123. See Note 14, Stock Based Compensation, of Notes to Consolidated Financial Statements for additional information.

Fair Value of Financial Instruments:

Cash, accounts receivable, short-term borrowings, accounts payable, accrued liabilities and bank revolving credit are reflected in the consolidated financial statements at fair value due to short-term maturity or revolving nature of these instruments.

Translation of Foreign Currencies:

The translation of the Company’s Canadian foreign currency based financial statements into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. The exchange rates represent the noon buying rates reported by the Federal Reserve Bank of New York.

Comprehensive Income (Loss):

The components of comprehensive income (loss) were as follows:

	Successor	Predecessor	Predecessor	Predecessor
	Nine months	Three months	Year	Year
	ended	ended	ended	ended
	December 31,	March 31,	December 31,	December 31,
	2004	2004	2003	2002
Net income (loss)	$627	$(19,316)	$(4,647)	$6,103
Change in derivative security value, net	(18)	—	—	—
Foreign currency translation adjustment, net	(110)	10	(135)	5

Comprehensive income (loss)	$499	$(19,306)	$(4,782)	$6,108

Use of Estimate in the Preparation of Financial Statements:

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

Please reference Note 2, Summary of Significant Accounting Policies, of Notes to Consolidated Financial Statements for additional information.

Recent Accounting Pronouncements:

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. This statement requires that these items be expensed as incurred and not included in overhead. In addition, SFAS 151 requires that allocation of fixed production overhead to conversion costs should be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact from this standard on its results of operations and financial position.

In December 2003, the Financial Accounting Standards Board issued Statement No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). This statement replaced Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently evaluating the impact from this standard on its results of operations and financial position.

Forward Looking Statements

Certain disclosures related to acquisitions and divestitures, refinancing, capital expenditures, resolution of pending litigation and realization of deferred tax assets contained in this annual report involve substantial risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” “project” or the negative of such terms or other similar expressions.

These forward-looking statements are not historical facts, but rather are based on management’s current expectations, assumptions and projections about future events. Although management believes that the expectations, assumptions and projections on which these forward-looking statements are based are reasonable, they nonetheless could prove to be inaccurate, and as a result, the forward-looking statements based on those expectations, assumptions and projections also could be inaccurate. Forward-looking statements are not guarantees of future performance . Instead, forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause the Company’s strategy, planning, actual results, levels of activity, performance, or achievements to be materially different from any strategy, planning, future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Actual results could differ materially from those currently anticipated as a result of a number of factors, including the risks and uncertainties discussed under captions “Risk Factors” set forth in Item 1 of this annual report. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements.

All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements included in this annual report; they should not be regarded as a representation by the Company or any other individual. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this annual report might not occur or be materially different from those discussed.

Item 7A – Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to the impact of interest rate changes as borrowings under the Senior Credit Agreement bear interest at variable interest rates. It is the Company’s policy to enter into interest rate transactions only to the extent considered necessary to meet objectives. On April 28, 2004, the Company entered into an Interest Rate Swap Agreement (“Swap”) with a two-year term for a notional amount of $50 million. The Swap fixes the interest rate on $50 million of the Term Loan at a rate of 1.17% plus the applicable interest rate margin for the first three months of the Swap with incremental increases ranging from 28 to 47 basis points in each successive quarter. Based on Hillman’s exposure to variable rate borrowings at December 31, 2004, a one percent (1%) change in the weighted average interest rate for a period of one year would change the annual interest expense by approximately $1.7 million.

The Company is exposed to foreign exchange rate changes of the Canadian currency as it impacts the $1.6 million net asset value of its Canadian subsidiary, The Hillman Group Canada, Ltd., as of December 31, 2004. Management considers the Company’s exposure to foreign currency translation gains or losses to be minimal.

Item 8 – Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

Page(s)
Report of Independent Registered Public Accounting Firm	28

Financial Statements:

Consolidated Balance Sheets, December 31, 2004 and 2003	29-30

Consolidated Statements of Operations for the Nine Months Ended December 31, 2004, Three Months ended March 31, 2004 and Years Ended December 31, 2003 and 2002	31

Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2004, Three Months ended March 31, 2004 and Years Ended December 31, 2003 and 2002	32

Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended December 31, 2004, Three months ended March 31, 2004, and Years Ended December 31, 2003 and 2002	33

Notes to Consolidated Financial Statements	34-55

Financial Statement Schedule:

Valuation Accounts	56

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Hillman Companies, Inc. and Subsidiaries

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Hillman Companies, Inc. and its subsidiaries at December 31, 2004 and 2003 and the results of their operations and their cash flows for the nine months ended December 31, 2004, the three months ended March 31, 2004 and the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 12, effective January 1, 2004, the Company adopted the provisions of Statement of Financial Accounting Standards No. 150, “Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity” and FASB Interpretation
No. 46(R), “Consolidation of Variable interest Entities – an interpretation of ARB No. 51 (revised December 2003).”

PricewaterhouseCoopers LLP
Cincinnati, Ohio
March 10, 2005

Item 1.	THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	Successor	Predecessor
	December 31,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$33,032	$1,528
Restricted investments	75	1,145
Accounts receivable, net	39,903	35,383
Inventories, net	64,627	64,772
Deferred income taxes, net	6,520	5,283
Other current assets	2,820	5,770

Total current assets	146,977	113,881
Property and equipment, net	61,111	64,601
Goodwill	219,051	134,725
Other intangibles, net	167,842	9,631
Deferred income taxes, net	—	20,498
Restricted investments	4,148	5,932
Deferred financing fees, net	6,786	5,638
Other assets	627	927

Total assets	$606,542	$355,833

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,367	$16,836
Current portion of senior term loans	2,175	9,268
Current portion of capitalized lease obligations	43	54
Accrued expenses:
Salaries and wages	4,523	4,897
Pricing allowances	9,909	8,242
Income and other taxes	2,137	1,966
Interest	3,362	1,257
Deferred compensation	75	1,145
Other accrued expenses	11,724	14,664

Total current liabilities	58,315	58,329
Long term senior term loans	213,694	51,290
Bank revolving credit	—	43,495
Long term capitalized lease obligations	99	140
Long term unsecured subordinated notes	48,090	—
Long term unsecured subordinated notes to related party	—	44,062
Junior subordinated debentures	114,429	—
Mandatorily redeemable preferred stock (Note 13)	62,232	—
Management purchased preferred options	3,577	—
Deferred compensation	4,148	5,932
Deferred income taxes, net	10,730	—
Other non-current liabilities	9,770	2,617

Total liabilities	525,084	205,865

Item 1.	THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	Successor	Predecessor
	December 31,	December 31,
	2004	2003
LIABILITIES AND STOCKHOLDERS’ EQUITY (CONTINUED)
Common stock with put options:
Class A Common stock, $.01 par, 23,141 shares authorized, 407.6 issued and outstanding at December 31, 2004	407	—

Class B Common stock, $.01 par, 2,500 shares authorized, 1,000 issued and outstanding at December 31, 2004	1,000	—

Guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	—	102,364

Commitments and contingencies
Stockholders’ equity:
Preferred Stock:
Preferred stock, $.01 par, 1,000,000 shares authorized, none outstanding at December 31, 2003	—	—
Class A Preferred stock, $.01 par, 238,889 shares authorized, 82,104.8 issued and outstanding at December 31, 2004	1	—

Common Stock:
Common stock, $.01 par, 20,000,000 shares authorized, 7,118,484 issued and outstanding at December 31, 2003	—	71
Class A Common stock, $.01 par, 23,141 shares authorized, 5,805.3 issued and outstanding at December 31, 2004	—	—
Class C Common stock, $.01 par, 30,109 shares authorized, 2,787.1 issued and outstanding at December 31, 2004	—	—
Additional paid-in capital	81,452	52,310
Accumulated deficit	(1,274)	(4,647)
Accumulated other comprehensive loss	(128)	(130)

Total stockholders’ equity	80,051	47,604

Total liabilities and stockholders’ equity	$606,542	$355,833

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands)

	Successor	Predecessor
	Nine months	Three months	Year	Year
	ended	ended	ended	ended
	December 31,	March 31	December 31,	December 31,
	2004	2004	2003	2002
Net sales	$272,640	$78,997	$318,441	$286,788
Cost of sales	122,718	35,780	143,770	126,174

Gross profit	149,922	43,217	174,671	160,614

Operating expenses:
Selling, general and administrative expenses	99,096	30,999	120,451	111,436
Non-recurring expense (Note 16)	—	30,707	—	—
Stock compensation expense	272	—	—	—
Depreciation	11,388	3,799	14,399	12,004
Amortization	5,427	321	1,437	1,485
Management fee to related party	805	524	1,800	1,800

Total operating expenses	116,988	66,350	138,087	126,725

Gain on termination of defined benefit pension plan (Note 15)	—	—	—	1,231
Other income (expense), net	417	(140)	681	320

Income (loss) from operations	33,351	(23,273)	37,265	35,440

Interest expense, net	13,698	3,841	15,405	13,227
Interest expense on mandatorily redeemable preferred stock and management purchased preferred options	5,458	—	—	—
Interest expense on junior subordinated notes	9,173	3,058	—	—
Distributions on guaranteed preferred beneficial interests	—	—	12,231	12,231
Write-down of note receivable (Note 4)	—	—	11,258	—

Income (loss) before income taxes	5,022	(30,172)	(1,629)	9,982

Income tax provision (benefit)	4,395	(10,856)	3,018	3,879

Net income (loss)	$627	$(19,316)	$(4,647)	$6,103

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Successor	Predecessor
	Nine months	Three months	Year	Year
	ended	ended	ended	ended
	December 31,	March 31,	December 31,	December 31,
	2004	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$627	$(19,316)	$(4,647)	$6,103
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	16,815	4,120	15,836	13,489
Dispositions of property and equipment	75	—	—	1,269
Deferred income tax (benefit)	4,156	(12,475)	1,108	5,081
PIK interest on unsecured subordinated notes	590	506	1,954	1,868
Interest on mandatorily redeemable preferred stock	5,458	—	—	—
Write-down of note receivable	—	—	11,258	—
Prepayment penalty	(1,097)	—	—	—
Changes in operating items, net of effects of acquisitions:
Decrease (increase) in accounts receivable, net	937	(5,457)	(3,528)	892
Decrease (increase) in inventories, net	869	(724)	(4,989)	(1,184)
Decrease (increase) in other assets	1,786	1,464	(1,236)	2,484
Increase (decrease) in accounts payable	1,699	5,832	(3,537)	1,302
(Decrease) increase in other accrued liabilities	(26,842)	25,345	(1,974)	(383)
Other items, net	955	6	1,925	(1,114)

Net cash provided by (used for) operating activities	6,028	(699)	12,170	29,807

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	—	20	104
Payment for acquired businesses, net of cash	—	—	—	(21,592)
Capital expenditures	(9,404)	(2,586)	(11,479)	(22,989)
Repurchase of common stock	—	—	—	(231)
Other, net	—	(23)	(143)	1,062

Net cash used for investing activities	(9,404)	(2,609)	(11,602)	(43,646)

Cash flows from financing activities:
Borrowings of senior term loans	217,500	—	—	20,220
Repayments of senior term loans	(62,189)	—	(9,269)	(4,518)
Borrowings of revolving credit loans	4,728	4,709	8,963	480
Repayments of revolving credit loans	(52,932)	—
Borrowings of unsecured subordinated notes	47,500	—	—	—
Repayments of unsecured subordinated notes	(44,569)	—	—	—
Principal payments under capitalized lease obligations	(38)	(14)	(55)	(73)
Payment on STS preferred stock	—	—	—	(174)
Financing fees, net	(7,592)	—	(1,447)	(1,387)
Purchase of predecessor common stock	(214,724)	—	—	—
Receipt of successor equity proceeds	147,980	—	—	—
Merger transaction expenses	(2,171)	—	—	—

Net cash provided by (used for) financing activities	33,493	4,695	(1,808)	14,548

Net increase (decrease) in cash and cash equivalents	30,117	1,387	(1,240)	709

Cash and cash equivalents at beginning of period	2,915	1,528	2,768	2,059

Cash and cash equivalents at end of period	$33,032	$2,915	$1,528	$2,768

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands)

							Accumulated
	Predecessor			Additional	Class A		Other	Total
	Common	Successor Common Stock		Paid-in	Preferred	Accumulated	Comprensive	Stockholders’
	Stock	Class A	Class C	Capital	Stock	Deficit	Income	Equity
Beginning Balance at December 31, 2001- Predecessor	$71	$—	$—	$56,252	$—	$(2,909)	$—	$53,414

Net Income	—	—	—	—	—	6,103	—	6,103
Purchase and retirement of 20,000 shares of common stock	—	—	—	(231)	—	—	—	(231)
Dividends to stockholders	—	—	—	(3,711)	—	(3,194)	—	(6,905)
Change in cumulative foreign translation adjustment (1)	—	—	—	—	—	—	5	5

Ending Balance at December 31, 2002- Predecessor	71	—	—	52,310	—	—	5	52,386

Net Loss	—	—	—	—	—	(4,647)	—	(4,647)
Change in cumulative foreign translation adjustment (1)	—	—	—	—	—	—	(135)	(135)

Ending Balance at December 31, 2003- Predecessor	71	—	—	52,310	—	(4,647)	(130)	47,604

Net Loss	—	—	—	—	—	(19,316)	—	(19,316)
Change in cumulative foreign translation adjustment (1)	—	—	—	—	—	—	10	10

Ending Balance at March 31, 2004 - Predecessor	71	—	—	52,310	—	(23,963)	(120)	28,298
Close Predecessor’s stockholder’s equity at merger date	(71)	—	—	(52,310)	—	23,963	120	(28,298)

Issuance of 5,805.3 shares of Class A Common Stock	—	—	—	5,443	—	—	—	5,443
Issuance of 2,787.1 shares of Class C Common Stock	—	—	—	2,787	—	—	—	2,787
Issuance of 82,104.8 shares of The Hillman Companies, Inc.	—	—	—	—	—	—	—	—
Class A Preferred Stock	—	—	—	78,642	1	—	—	78,643

Ending Balance at March 31, 2004 - Successor	—	—	—	86,872	1	—	—	86,873

Net Income	—	—	—	—	—	627	—	627
Dividends to shareholders	—	—	—	(5,420)	—	(1,901)	—	(7,321)
Change in cumulative foreign translation adjustment (1)	—	—	—	—	—	—	(110)	(110)
Change in derivative security value (1)	—	—	—	—	—	—	(18)	(18)

Ending Balance at December 31, 2004 - Successor	$—	$—	$—	$81,452	$1	$(1,274)	$(128)	$80,051

(1)	The cumulative foreign translation adjustment and change in derivative security value are net of taxes and represent the only items of other comprehensive income.

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

1. Basis of Presentation:

The accompanying financial statements include the consolidated accounts of The Hillman Companies, Inc. (the “Company” or “Hillman”) and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

On March 31, 2004, The Hillman Companies, Inc. was acquired by an affiliate of Code Hennessy & Simmons LLC (“CHS”). Pursuant to the terms and conditions of an Agreement and Plan of Merger (“Merger Agreement”) dated as of February 14, 2004, the Company was merged with an affiliate of CHS with the Company surviving the merger (“Merger Transaction”). The total consideration paid in the Merger Transaction was $511,646 including repayment of outstanding debt and including the value of the Company’s outstanding Trust Preferred Securities ($102,395 at merger).

Prior to the merger, Allied Capital Corporation (“Allied Capital”) owned 96.8 % of the Company’s common stock. As a result of the change of control, an affiliate of CHS owns 49.1% of the Company’s common stock and 54.5% of the Company’s voting common stock, Ontario Teacher’s Pension Plan (“OTPP”) owns 27.9% of the Company’s common stock and 31.0% of the Company’s voting common stock and HarbourVest Partners VI owns 8.7% of the Company’s common stock and 9.7% of the Company’s voting common stock. Certain members of management own 14.1% of the Company’s common stock and 4.5% of the Company’s voting common stock.

CHS is a private equity firm that manages approximately $1.56 billion in capital in four funds. The acquisition of the Company by CHS adds to their existing portfolio of middle market manufacturing and distribution businesses.

The Company’s Consolidated Balance Sheet and its related Consolidated Statements of Operations, Cash Flows and Changes in Stockholders’ Equity for the periods presented prior to the March 31, 2004 Merger Transaction are referenced herein as the predecessor financial statements (the “Predecessor” or “Predecessor Financial Statements”). The Company’s Consolidated Balance Sheet as of December 31, 2004 and its related Consolidated Statements of Operations, Cash Flows and Changes in Stockholders’ Equity for the nine months ended December 31, 2004 are referenced herein as the successor financial statements (the “Successor” or “Successor Financial Statements”). The accompanying Successor Financial Statements reflect the allocation of the aggregate purchase price of $511,646, including the value of the Company’s Trust Preferred Securities, to the assets and liabilities of Hillman based on fair values at the date of the merger in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” The following table reconciles the fair value of the acquired assets and assumed liabilities to the total purchase price:

Accounts receivable	$40,840
Inventory	65,496
Property and equipment	63,264
Goodwill	219,051
Intangible assets	173,269
Other assets	3,246

Total assets acquired	565,166

Less:
Liabilities assumed	41,190
Junior subordinated debentures	114,725

Total assumed liabilities	155,915

Total purchase price	$409,251

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

1. Basis of Presentation (continued):

The purchase price includes transaction related costs aggregating $2,171 which were associated with CHS’s purchase of the Company.

The following table indicates the pro forma financial statements of the Company for the years ended December 31, 2004 (including non-recurring charges of $30,707 as discussed in Note 16, Non-Recurring Expense), 2003 and 2002. The pro forma financial statements give effect to the Merger Transaction and subsequent refinancing and the acquisitions described in Note 4, Acquisitions and Divestitures, as if they had occurred on January 1, 2002:

	2004	2003	2002
Net sales	$351,637	$318,441	$304,107
Net loss	21,379	14,960	3,873

The pro forma results are based on assumptions that the Company believes are reasonable under the circumstances. The pro forma results are not necessarily indicative of the operating results that would have occurred if the acquisition had been effective January 1, 2002, nor are they intended to be indicative of results that may occur in the future. The underlying pro forma information includes the historical financial results of the Company, the Company’s financing arrangements, and certain purchase accounting adjustments.

Nature of Operations:

The Company is one of the largest providers of value-added merchandising services and hardware-related products to retail markets in North America through its wholly-owned subsidiary, The Hillman Group, Inc. (the “Hillman Group”). A subsidiary of the Hillman Group operates in Canada under the name The Hillman Group Canada, Ltd. The Hillman Group provides merchandising services and products such as fasteners and related hardware items, key duplication equipment, keys and related accessories, and identification equipment and items to retail outlets, primarily hardware stores, home centers and mass merchants. The Company has approximately 20,000 customers, the largest three of which accounted for 38.3% of net sales in 2004. The average single sale in 2004 was less than six hundred dollars.

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

Accounts Receivable and Allowance for Doubtful Accounts:

The Company establishes the allowance for doubtful accounts using the specific identification method and also provides a reserve in the aggregate. The estimates for calculating the aggregate reserve are based on historical information. The allowance for doubtful accounts was $526 and $524 as of December 31, 2004 and 2003, respectively.

Inventories:

Inventories consisting predominantly of finished goods are valued at the lower of cost or market, cost being determined principally on the first-in, first-out method. Excess and obsolete inventories are carried at net realizable value. The historical usage rate is the primary factor used by the Company in assessing the net realizable value of excess and obsolete inventory. A reduction in the carrying value of an inventory item from cost to market is recorded in an inventory reserve for inventory with no usage in the preceding twenty-four month period or with on hand quantities in excess of twenty-four months average usage. The inventory reserve amounts were $3,558 and $3,189 at December 31, 2004 and 2003, respectively.

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

Depreciation:

For financial accounting purposes, depreciation, including that related to plant and equipment acquired under capital leases, is computed on the straight-line method over the estimated useful lives of the assets, generally three to ten years or over the terms of the related leases.

Goodwill and Other Intangible Assets:

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” and accordingly, goodwill is no longer amortized, but is reviewed annually for impairment. Other intangible assets arising principally from the Merger Transaction are amortized on a straight-line basis over periods ranging from four to twenty-three years except the trademarks which are not amortized due to their indefinite useful lives.

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

Income Taxes:

Deferred income taxes are computed using the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities (temporary differences) and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are provided for tax benefits where it is more likely than not that certain tax benefits will not be realized. Adjustments to valuation allowances are recorded from changes in utilization of the tax related item. See Note 6, Income Taxes.

Retirement Benefits:

Certain employees of the Company are covered under a profit-sharing and retirement savings plan (“defined contribution plan”). See Note 15, Retirement Benefits.

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

Shipping and Handling:

The costs incurred to ship product to customers, including freight and handling expenses, are included in selling, general and administrative expenses on the Company’s Statements of Operations. The Predecessor Company’s shipping and handling costs were $3,629, $15,916, and $13,913 for the three months ended March 31, 2004 and the years ended December 31, 2003 and 2002, respectively. The Successor Company’s shipping and handling costs were $12,790 for the nine months ended December 31, 2004.

Research and Development:

The Company incurs research and development costs consisting primarily of internal wages and benefits in connection with improvements to the key duplicating and engraving machines. The Predecessor Company’s research and development costs were $277, $1,381, and $1,510 for the three months ended March 31, 2004 and the years ended December 31, 2003 and 2002, respectively. The Successor Company’s research and development costs were $796 for the nine months ended December 31, 2004.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

2. Summary of Significant Accounting Policies (continued):

Stock Based Compensation:

The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations in accounting for its stock based employee compensation plans. The Company is also subject to disclosure requirements of SFAS 123, “Accounting for Stock Based Compensation” (“SFAS 123”). Stock compensation expense as recorded under the APB 25 intrinsic value method approximates the fair value model prescribed by SFAS 123; accordingly no pro forma disclosures are necessary under SFAS 123. See Note 14, Stock Based Compensation.

Fair Value of Financial Instruments:

Cash, accounts receivable, short-term borrowings, accounts payable, accrued liabilities and bank revolving credit are reflected in the consolidated financial statements at fair value due to the short-term maturity or revolving nature of these instruments. The fair values of the Company’s debt instruments are disclosed in Note 9, Long-Term Debt. The fair value of the Trust Preferred Securities is disclosed in Note 12, Guaranteed Preferred Beneficial Interest in the Company’s Junior Subordinated Debentures.

Translation of Foreign Currencies:

The translation of the Company’s Canadian foreign currency based financial statements into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. The exchange rates represent the noon buying rates reported by the Federal Reserve Bank of New York.

Comprehensive Income (Loss):

The components of comprehensive income (loss) were as follows:

	Successor	Predecessor	Predecessor	Predecessor
	Nine months	Three months	Year	Year
	ended	ended	ended	ended
	December 31,	March 31,	December 31,	December 31,
	2004	2004	2003	2002
Net income (loss)	$627	$(19,316)	$(4,647)	$6,103
Change in derivative security value, net	(18)	—	—	—
Foreign currency translation adjustment, net	(110)	10	(135)	5

Comprehensive income (loss)	$499	$(19,306)	$(4,782)	$6,108

Use of Estimates in the Preparation of Financial Statements:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results may differ from estimates.

Reclassifications:

Certain amounts in the 2003 and 2002 consolidated financial statements have been reclassified to conform to the 2004 presentation.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

3. Recent Accounting Pronouncements:

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. This statement requires that these items be expensed as incurred and not included in overhead. In addition, SFAS 151 requires that allocation of fixed production overhead to conversion costs should be based on normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact from this standard on its results of operations and financial position.

In December 2003, the Financial Accounting Standards Board issued Statement No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). This statement replaced Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently evaluating the impact from this standard on its results of operations and financial position.

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

The following table provides a rollforward from December 31, 2002 to December 31, 2004 of the remaining liabilities and acquisition related charges recorded by the Company:

	Severence			Fixed
	& Related	Facility	Inventory	Asset	Customer
	Costs	Lease	Adjustments	Disposal	Conversions	Total
As of December 31, 2002	$495	$900	$500	$1,500	$—	$3,395

Additions (Reductions)	256	1,230	832	(429)	1,581	3,470
Payments	(217)	—	(952)	(1,071)	(399)	(2,639)

As of December 31, 2003	$534	$2,130	$380	$—	$1,182	$4,226

Additions (Reductions)	(22)	93	(35)		(36)	—
Payments	(512)	(602)	(345)		(1,042)	(2,501)

As of December 31, 2004	$—	$1,621	$—	$—	$104	$1,725

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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

4. Acquisitions and Divestitures (continued):

In February 2003, G-C sold the assets of its largest operating division, Kar Products. The proceeds of the sale were primarily used to pay down G-C’s senior creditors. Following the sale of Kar Products, the Company estimated the enterprise value of G-C based on the cash flows and book value of the remaining operating division under a held for sale methodology. The excess of the estimated enterprise value less debt obligations senior to the G-C note was determined to be insufficient to support the value of the G-C note and accrued interest. Accordingly, the Company recorded an $11,258 charge to income during the year ended December 31, 2003 to write-down the face value of the note and accrued interest thereon to zero.

The G-C note was distributed to the Company’s common stockholders on March 31, 2004.

5. Related Party Transactions

On September 26, 2001, the Company was acquired by Allied Capital pursuant to the terms and conditions of an Agreement and Plan of Merger dated as of June 18, 2001. In connection with the Agreement and Plan of Merger, the Company is obligated to pay management fees to a subsidiary of Allied Capital for management services rendered in the amount of $1,800 per year, plus out of pocket expenses, for calendar years subsequent to 2001. The Company has recorded a management fee charge of $524, $1,800 and $1,800 on the Predecessor’s Statement of Operations for the three months ended March 31, 2004 and the years ended December 31, 2003 and 2002, respectively. Payment of management fees was due annually after delivery of the Company’s annual audited financial statements to the Board of Directors of the Company. The management fee for the year ended December 31, 2002 was paid in March 2003 and the management fee for the three months ended December 31, 2001 was paid in March 2002. The obligation to pay management fees to Allied Capital was terminated upon the payment of outstanding fees in the amount of $2,324 on March 31, 2004 in connection with the close of the Merger Transaction.

On March 31, 2004, the Company was acquired by an affiliate of CHS. In connection with the CHS acquisition, the Company is obligated to pay management fees to a subsidiary of CHS in the amount of $58 per month and to pay management fees to a subsidiary of OTPP in the amount of $26 per month, plus out of pocket expenses, for each month commencing with the closing date of the Merger Transaction. The Company has recorded management fee charges and expenses from CHS and OTPP of $805 for the nine month period ended December 31, 2004.

The Predecessor Company incurred interest expense to Allied Capital on the unsecured subordinated debt at a fixed rate of 18.0% per annum. Cash interest payments were required on a quarterly basis at a fixed rate of 13.5% with the remaining 4.5% fixed rate (the “PIK Amount”) being added to the principal balance. The subordinated debt and accrued interest thereon of $45,571 were paid in full at March 31, 2004 in connection with the Merger Transaction. See discussion above and Note 9, Long-Term Debt, for additional details.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

6. Income Taxes

The components of the Company’s income tax provision (benefit) for the three years ended December 31, 2004 were as follows:

	Successor	Predecessor
	Nine Months	Three Months	Year	Year
	ended	ended	ended	ended
	December 31,	March 31,	December 31,	December 31,
	2004	2004	2003	2002
Current:
Federal & State	$78	$60	$397	$232
Foreign	—	—	—	—

Total current	78	60	397	232

Deferred:
Federal & State	4,156	(12,475)	2,748	3,872
Foreign	—	—	—	—

Total deferred	4,156	(12,475)	2,748	3,872

Valuation allowance	161	1,559	(127)	(225)

Provision (benefit) for income taxes	$4,395	$(10,856)	$3,018	$3,879

The Company has U.S. federal net operating loss (“NOL”) carryforwards for tax purposes, totaling $84,004 as of December 31, 2004, that are available to offset future taxable income. These carryforwards expire from 2019 to 2024. Limitations on utilization may apply to approximately $61,621 of these loss carryforwards. Management believes that these losses will be fully utilized prior to the expiration date. No valuation allowance has been provided against the federal NOL.

The Company has state net operating loss carryforwards with an aggregate tax benefit of $6,525 which expire from 2005 to 2024. A valuation allowance of $1,224 has been established for these deferred tax assets.

The Company has federal unused capital losses totaling $36,706 as of December 31, 2004 that are available to offset future capital gains. These carryforwards expire in 2006. A valuation allowance of $12,480 has been established for these deferred tax assets. The Company also has $283 of general business tax credits which expire from 2009 to 2021. A valuation allowance of $283 has been established for these tax credits. In 2004, the change in the valuation reserve is due the Merger Transaction with CHS and an adjustment and utilization of capital loss and state net operating loss carryforwards.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

6. Income Taxes (continued):

The table below reflects the significant components of the Company’s net deferred tax assets and liabilities at December 31, 2004 and 2003:

	Successor		Predecessor
	As of December 31, 2004		As of December 31, 2003
	Current	Non-current	Current	Non-current
Deferred Tax Asset:
Inventory	$4,087	$—	$5,060	$—
Acquisition related/severance reserve	1,009	581	2,125	—
Bad debt reserve	834	—	797	—
Casualty loss reserve	546	745	960	1,032
Deferred compensation	31	1,701	468	2,428
Medical insurance reserve	467		574	—
Federal net operating loss	—	28,561	—	17,584
State net operating loss	—	6,525	—	4,289
Equity issued, not exercised	—	746	—	—
Original issue discount amortization		467		420
Transaction costs	—	608	—	635
Federal capital loss carryforwards	—	12,480	—	12,480
All other items	1,471	500	1,175	809

Gross deferred tax assets	8,445	52,914	11,159	39,677

Valuation allowance for deferred tax assets	(1,925)	(12,062)	(5,876)	(11,407)

Net deferred tax assets	$6,520	$40,852	$5,283	$28,270

Deferred Tax Liability:
Intangible asset amortization	$—	$46,147	$—	$1,992
Property and equipment	—	5,435	—	5,800
All other items	—	—	—	(20)

Gross deferred tax liabilities	$—	$51,582	$—	$7,772

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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

6. Income Taxes (continued):

Below is a reconciliation of statutory income tax rates to the effective income tax rates for the periods indicated:

	Successor	Predecessor
	Nine Months	Three Months	Year	Year
	ended	ended	ended	ended
	December 31,	March 31,	December 31,	December 31,
	2004	2004	2003	2002
Statuatory federal income tax rate	34.0%	34.0%	34.0%	34.0%
Impact of foreign losses for which a current tax benefit is not available	0.0%	-0.4%	-7.3%	0.0%
State and local income taxes, net of U.S. federal income tax benefit	16.2%	7.9%	-3.5%	6.7%
Increase in valuation allowance	0.0%	0.0%	-208.7%	0.0%
Other permanent differences, principally interest expense on manditorily redeemable preferred stock and amortization expense	34.2%	-0.4%	-19.9%	-1.8%
Effect of change in valuation allowances	3.2%	-5.2%	20.1%	0.0%

Effective income tax rate	87.6%	35.9%	-185.3%	38.9%

7. Property and Equipment, net:

Property and equipment, net, consists of the following at December 31, 2004 and 2003:

	Estimated
	Useful Life	Successor	Predecessor
	(Years)	2004	2003
Land		$131	$131
Buildings	27	781	884
Leasehold improvements	3-10	2,095	4,029
Machinery and equipment	3-10	66,823	74,859
Furniture and fixtures	3-5	1,080	1,511
Construction in process		445	—

Property and equipment, gross		71,355	81,414
Less: Accumulated depreciation		10,244	16,813

Property and equipment, net		$61,111	$64,601

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

8. Other Intangibles, net:

Intangible assets are amortized over their useful lives and are subject to a lower of cost or market impairment testing.

The values assigned to intangible assets in connection with the March 31, 2004 Merger Transaction were determined by an independent appraisal. Other Intangibles, net as of December 31, 2004 and 2003 consist of the following:

	Successor		Predecessor
		Estimated		Estimated
	2004	Useful Life	2003	Useful Life
	Amount	(Years)	Amount	(Years)
Customer Relationships	$114,897	23	$—	—
Trademarks	44,670	Indefinite	6,500	25
Patents	7,960	9	6,700	8
Proprietary Software	—	—	1,000	8
Non Compete Agreements	5,742	4	1,250	4-5

Intangible assets, gross	173,269		15,450
Less: Accumulated amortization	5,427		5,819

Other Intangibles, net	$167,842		$9,631

The Predecessor Company’s amortization expense for amortizable assets was $321, $1,437, and $1,485 for the three months ended March 31, 2004 and the years ended December 31, 2003 and 2002, respectively. The Successor Company’s amortization expense for amortizable assets for the nine months ended December 31, 2004 was $5,427 and for the years ending December 31, 2005, 2006, 2007, 2008, and 2009 are estimated to be $7,236, $7,236, $6,762, $6,525, and $6,364, respectively.

9. Long-Term Debt:

On March 31, 2004, the Company, through its Hillman Group, Inc. subsidiary, refinanced its revolving credit and senior term loans with a Senior Credit Agreement (the “Senior Credit Agreement”) consisting of a $40,000 revolving credit (the “Revolver”) and a $217,500 Term B Loan (the “Term Loan”) collateralized by the Company’s cash, accounts receivable, inventories, and fixed assets. The Senior Credit Agreement has a seven-year term and provides borrowings at interest rates based on the London Inter-bank Offered Rates (the “LIBOR”) plus a margin of between 2.25% and 3.00% (the “LIBOR Margin”), or prime (the “Base Rate”) plus a margin of between 1.25% and 2.0% (the “Base Rate Margin”). The applicable LIBOR Margin and Base Rate Margin is based on the Company’s leverage at the date of the preceding fiscal quarter. In accordance with the Senior Credit Agreement, letter of credit commitment fees are based on the average daily face amount of each outstanding letter of credit multiplied by a letter of credit margin of between 2.25% and 3.00% per annum (“the Letter of Credit Margin”.) The Letter of Credit Margin is also based on the Company’s leverage at the date of the preceding fiscal quarter. The Company also pays a Commitment fee of 0.50% per annum on the average daily unused Revolver balance.

The Senior Credit Agreement, among other provisions, contains financial covenants requiring the maintenance of specific leverage and interest coverage ratios and levels of financial position, restricts the incurrence of additional debt and the sale of assets, and permits acquisitions with the consent of the lenders. In addition, the Senior Credit Agreement prohibits the payment of dividends on any of the Company’s equity securities. The Company was in compliance with all provisions of the Senior Credit Agreement as of December 31, 2004.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

9. Long-Term Debt (continued):

In addition, on March 31, 2004, the Company, through The Hillman Group, Inc., issued $47,500 of unsecured subordinated notes to Allied Capital Corporation maturing on September 30, 2011 (“Subordinated Debt Issuance”). Interest on the Subordinated Debt Issuance is at a fixed rate of 13.5% per annum, with cash interest payments required on a quarterly basis at a fixed rate of 11.25% commencing April 15, 2004. The outstanding principal balance of the Subordinated Debt Issuance shall be increased on a quarterly basis at the remaining 2.25% fixed rate (the “PIK Amount”). All of the PIK Amounts are due on the maturity date of the Subordinated Debt Issuance.

As of December 31, 2004 and 2003, long-term debt is summarized as follows:

	Successor	Predecessor
	2004	2003
Revolving Credit Agreement	$—	$43,495
Term Loan A	—	24,003
Term Loan B	215,869	36,555
Subordinated Debt Issuance	48,090	44,062
Capital Leases	142	194

	264,101	148,309
Less: amounts due in one year	2,218	9,322

Long-term debt	$261,883	$138,987

The aggregate minimum principal maturities of the long-term debt for each of the five fiscal years following December 31, 2004, are as follows:

2005	$2,218
2006	2,219
2007	2,213
2008	2,192
2009	2,175
2010 and thereafter	253,084

As of December 31, 2004, the Company had $34,452 available under its revolving credit agreement and letter of credit commitments outstanding of $5,548. The Company had outstanding debt of $216,011 under its secured credit facilities at December 31, 2004, consisting of $215,869 in term loans and $142 in capitalized lease obligations. The term loans consisted of a $215,325 Term B Loan currently at a six (6) month LIBOR rate of 5.50% and a $544 Term B Loan currently at a three (3) month LIBOR rate of 5.8125%. The capitalized lease obligations were at various interest rates.

As of December 31, 2004, the estimated fair value of the Company’s Term Loans approximates the recorded value as determined in accordance with SFAS No. 107, “Disclosure about Fair Value of Financial Instruments”. The Company discounted the future cash flows of its Term Loans based on borrowing rates for debt with similar terms and remaining maturities. The fair value estimate is made at a specific point in time, is subjective in nature, and involves uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimate.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

10. Leases:

Certain warehouse and office space and equipment are leased under capital and operating leases with terms in excess of one year. Future minimum lease payments under noncancellable leases consisted of the following at December 31, 2004:

	Capital	Operating
	Leases	Leases
2005	$53	$6,793
2006	50	4,934
2007	41	3,087
2008	18	2,690
2009	0	2,327
Later years	0	11,839

Total minimum lease payments	162	$31,670

Less amounts representing interest	(20)

Present value of net minimum lease payments (including $43 currently payable)	$142

The Successor’s rental expense for all operating leases was $6,251 for the nine months ended December 31, 2004 and the Predecessor’s rental expense for all operating leases was $2,055 for the three months ended March 31, 2004 and $8,913 and $7,560 for the years ended December 31, 2003 and 2002, respectively. Certain leases are subject to terms of renewal and escalation clauses.

11. Deferred Compensation Plans:

The Company maintains a deferred compensation plan for key employees (the “Nonqualified Deferred Compensation Plan”) which allows for deferral of cash compensation from salary and annual bonuses. Executive deferrals can grow at mutual fund investment rates.

As of December 31, 2004 and 2003, the Company’s consolidated balance sheet included $4,223 and $7,077, respectively, in restricted investments representing the assets held in mutual funds to fund deferred compensation liabilities due to the Company’s current and former employees. The current portion of the restricted investments was $75 and $1,145 as of December 31, 2004 and 2003, respectively.

During the three years ended December 31, 2004, distributions from the deferred compensation plans aggregated $4,080 in 2004, $948 in 2003, and $1,142 in 2002.

12.	Guaranteed Preferred Beneficial Interest in the Company’s Junior Subordinated Debentures:

In September 1997, The Hillman Group Capital Trust (“Trust”), a Grantor trust, completed a $105,446 underwritten public offering of 4,217,724 11.6% Trust Preferred Securities (“TOPrS”). The Trust invested the proceeds from the sale of the preferred securities and the related common securities in an equal principal amount of 11.6% Junior Subordinated Debentures of Hillman due September 2027. The Trust distributes monthly cash payments it receives from the Company as interest on the debentures to preferred security holders at an annual rate of 11.6% on the liquidation amount of $25 per preferred security. The Company may defer interest payments on the debentures at any time, for up to 60 consecutive months.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

12.	Guaranteed Preferred Beneficial Interest in the Company’s Junior Subordinated Debentures (continued):

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

The Company has determined that the Trust is a variable interest entity and the Company is not the primary beneficiary of the Trust pursuant to the provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entries” (“FIN 46R”). Accordingly, pursuant to the requirements of FIN 46R, the Company has de-consolidated the Trust at March 31, 2004. Summarized below is the condensed financial information of the Trust as of December 31, 2004.

Non-current assets — junior subordinated debentures	$114,429

Non-current liabilities — Trust Preferred Securities	$114,429

The non-current assets for the Trust relate to its investment in the 11.6% junior subordinated deferrable interest debentures of Hillman due September 30, 2027.

In accordance with Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”), the TOPrS constitute mandatorily redeemable financial instruments. The Company guarantees the obligations of the Trust on the Trust Preferred Securities. Upon adoption of SFAS 150 on January 1, 2004, the guaranteed preferred beneficial interest in the Company’s Junior Subordinated Debentures have been reclassified prospectively from the mezzanine section to the long-term liabilities section of the Consolidated Balance Sheet. Items previously shown separately on the Consolidated Statement of Operations as preferred security distributions of guaranteed preferred beneficial interests are classified as interest expense in the current period in accordance with the requirements of SFAS 150.

On March 31, 2004, the Junior Subordinated Debentures were recorded at the fair value of $114,725 based on the price underlying the Trust Preferred Securities of $27.20 per share upon close of trading on the American Stock Exchange on that date. The Company is amortizing the premium on the Junior Subordinated Debentures of $9,279 over their remaining life in the amount of $395 per year. At December 31, 2004, the recorded value of the Junior Subordinated Debentures, net of premium amortization, was $114,429. The fair value of the Junior Subordinated Debentures on December 31, 2004 was $123,158 based on the $29.20 per share closing price of the underlying Trust Preferred Securities as quoted on the American Stock Exchange.

13. Common and Preferred Stock:

Common Stock issued in connection with the Merger Transaction:

There are 23,141 authorized shares of Class A Common Stock, 6,212.9 of which are issued and outstanding. Each share of Class A Common Stock entitles its holder to one vote.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

13. Common and Preferred Stock (continued):

Each holder of Class A Common Stock is entitled at any time to convert any or all of the shares into an equal number of shares of Class C Common Stock.

There are 2,500 authorized shares of Class B Common Stock, 1,000 of which are issued and outstanding. Holders of Class B Common Stock have no voting rights. The Class B Common Stock was issued to certain members of the Company’s management and is subject to vesting over five years with 20% vesting on each anniversary of the Merger Transaction.

In connection with the Merger Transaction, certain members of management entered into an Executive Securities Agreement (“ESA”). The ESA provides for the method and terms under which management proceeds were invested in the Company. Under the terms of the ESA, management shareholders have the right to put their Class A Common Stock and Class B Common Stock back to the Company at fair market value if employment is terminated for other than cause. If terminated for cause, the management shareholders can generally put the Class A Common Stock and Class B Common Stock back to the Company for the lower of the fair market value or cost. The SEC’s Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stock,” requires certain securities whose redemption is not in the control of the issuer to be classified outside of permanent equity. The put feature embedded in management’s Class A Common Stock and Class B Common Stock allows redemption at the holder’s option under certain circumstances. Accordingly, management’s 407.6 Class A Common Stock shares and 1,000 Class B Common Stock shares have been classified between liabilities and stockholder’s equity in the accompanying Consolidated Balance Sheet.

The repurchase feature of the Class B Common Stock triggers variable accounting treatment under FASB Interpretation No. 44, “Accounting For Certain Transactions involving Stock Compensation – an interpretation of APB Opinion No. 25” (“FIN 44”). At December 31, 2004, the fair value of the Class B Common Stock was equivalent to the share price and accordingly no compensation charge was recorded for the nine months ended December 31, 2004.

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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

13. Common and Preferred Stock (continued):

The Hillman Investment Company Class A Preferred Stock is mandatorily redeemable on March 31, 2028 and in accordance with SFAS 150 has been classified as debt in the accompanying December 31, 2004 Balance Sheet. Dividends on the mandatorily redeemable Class A Preferred Stock for the nine months ended December 31, 2004 are included in interest expense on the accompanying Consolidated Statements of Operations.

14. Stock Based Compensation:

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

Prior to the Merger Transaction, the Company had 349,641 options issued in connection with the 1998 SunSource Equity Compensation Plan (“1998 Incentive Plan”). The options were 100% vested and had a weighted average strike price of $4.19 per share. In connection with the Merger Agreement, 154,641 of the 1998 Incentive Plan options and 75,714 of the 2001 Incentive Plan options were cancelled and converted into rights to receive options to purchase 3,895.16 shares of Hillman Companies, Inc. Class A Preferred Stock and 2,717.55 shares of Hillman Investment Company Class A Preferred Stock (collectively the “Purchased Options”). The Purchased Options have a weighted average strike price of $170.69 per share. The fair value of the Hillman Investment Company Class A Preferred Stock options have been included with the underlying security in the accompanying Consolidated Balance Sheets. SFAS 150 requires security instruments with a redemption date that is certain to occur to be classified as liabilities. The Hillman Companies, Inc. Class A Preferred Stock options, which have a March 31, 2028 expiration date, have been classified at their fair market value in the liability section of the accompanying Consolidated Balance Sheets. To the extent the Company pays a dividend to holders of the Class A Preferred Stock and the Hillman Investment Company Class A Preferred Stock, the Purchased Option Holder will be entitled to receive an amount equal to the dividend which would have been paid if the Purchased Options had been exercised on the date immediately prior to the record date for the dividend. Dividends on the Purchased Options are recorded as interest expense in the accompanying Consolidated Statement of Operations. Additionally, under the terms of the ESA, the Purchased Options can be put back to the Company at fair market value if employment is terminated.

SFAS 150 requires the initial and subsequent valuations of the Purchased Options be measured at fair value with the change in fair value recognized as interest expense.

The remaining 1998 Incentive Plan Options and 2001 Incentive Plan Options were cancelled and converted into rights to receive a pro rata share of the merger consideration. The 1998 Incentive Plan and the 2001 Incentive Plan were then terminated.

On March 31, 2004, the Company adopted the 2004 Stock Option Plan (“Common Option Plan”) following Board and shareholder approval. Grants under the Common Option Plan will consist of non-qualified stock options for the purchase of Class B Common Shares. The number of Class B Common Shares authorized for issuance under the Common Option Plan is not to exceed 256.41 shares. Unless otherwise consented to by the Board, the aggregate number of Class B Common Shares for which options may be granted under the Common Option Plan cannot exceed 51.28 in any one calendar year.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

14. Stock Based Compensation (continued):

The Common Option Plan is administered by a Committee of the Board. The Committee determines the term of each option, provided that the exercise period may not exceed ten years from date of grant. On December 14, 2004, options to purchase 10 shares of Class B Common Shares were granted at a strike price of $1,000 per share to certain members of the Company’s Board of Directors. Management has determined that SFAS 123 has no impact on net income and stockholders’ equity of the Company as of and for the nine month period ended December 31, 2004.

On March 31, 2004, certain members of the Company’s management were granted options to purchase 9,555.5 shares of Class A Preferred Stock and 6,666.7 shares of Hillman Investment Company Class A Preferred Stock (collectively the “Preferred Options”). The Preferred Options were granted with an exercise price of $1,000 per share which was equal to the value of the underlying Preferred Stock. The Preferred Options vest over five years with 20% vesting on each anniversary of the Merger Transaction. Holders of the Preferred Options are entitled to accrued dividends as if the underlying Preferred Stock were issued and outstanding as of the grant date.

Upon resignation from the Company after the third anniversary of grant, termination by the Company without Cause, death or disability, or retirement at age 61 the holder of the Preferred Options has a put right on the vested securities at a price equal to fair market value less any option exercise price payable. FIN 44 requires variable accounting treatment for stock awards with employee repurchase rights. Under APB Opinion 25, compensation expense is recognized to the extent the market value of the underlying security on the measurement date exceeds the cost to the employee. The market value on the Preferred Options increases by the amount of dividends accrued on the underlying Preferred Stock. Compensation expense will be recognized over the five-year vesting period in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans – an interpretation of APB Opinions No. 15 and 25” (“FIN 28”). Accordingly, the Company has recorded a compensation charge of $272 in the accompanying Consolidated Statements of Operations for the nine months ended December 31, 2004.

15. Retirement Benefits:

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

In April 2002, the Company made the final distribution of the assets of a defined benefit plan for a discontinued subsidiary. The defined benefit plan was terminated in 2001 prior to the sale of the subsidiary. Other income for the year ended December 31, 2002 includes a favorable income adjustment of $1,231 resulting from final settlement of this defined benefit plan.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

15. Retirement Benefits (continued):

Costs (income) charged to operations under all retirement benefit plans for the three years ended December 31, 2004 was as follows:

	Successor	Predecessor	Predecessor	Predecessor
	Nine months	Three months	Year	Year
	ended	ended	ended	ended
	December 31,	March 31,	December 31,	December 31,
	2004	2004	2003	2002
Defined contribution plans	$1,759	$406	$827	$1,905
Defined benefit plans	—	—	—	(1,231)

Total	$1,759	$406	$827	$674

16. Non–Recurring Expense:

In the quarter ended March 31, 2004, the Company incurred $30,707 of non-recurring, one-time charges. The charges included a $24,353 expense for stock options granted in connection with the Merger Transaction at an exercise price below fair market value. See Note 13, Common and Preferred Stock, for additional details. Payroll taxes on the stock option grant of $397 were also recorded in the first quarter of 2004. In addition, the Company recorded Merger Transaction costs incurred by the selling stockholders which consisted primarily of investment banking and legal fees of $4,035. Finally, in connection with the Merger Transaction, the Company awarded bonuses to certain members of management totaling $1,922.

17. Derivatives and Hedging:

The Company uses derivative financial instruments to manage its exposures to interest rate fluctuations on its floating rate senior debt. The derivative instruments are accounted for pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” As amended, SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change unless the derivative qualifies as an effective hedge that offsets certain exposures.

On April 28, 2004, the Company entered into an Interest Rate Swap Agreement (“Swap”) with a two-year term for a notional amount of $50,000. The Swap fixes the interest rate on $50,000 of the Senior Term Loan at a rate of 1.17% plus the applicable interest rate margin for the first three months of the Swap with incremental increases ranging from 28 to 47 basis points in each successive quarter.

The Swap has been designated as a cash flow hedge and the fair value at December 31, 2004 was ($18), net of $12 in tax benefit. The Swap is reported on the consolidated balance sheet in other non-current liabilities. The related deferred loss on our swap agreements of $18 has been deferred in shareholders’ equity as a component of other comprehensive loss. This deferred loss is then recognized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recorded in interest expense.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

18. Commitments and Contingencies:

The Company self insures its product liability, worker’s compensation and general liability losses up to $250 per occurrence. Catastrophic coverage is maintained for occurrences in excess of $250 up to $35,000. As of December 31, 2004, the Company has provided insurers letters of credit aggregating $5,548 related to its product liability, workers compensation and general liability coverage.

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

19. Statements of Cash Flows:

     Supplemental disclosures of cash flow information are presented below:

	Successor	Predecessor
	Nine Months	Three Months	Year	Year
	ended	ended	ended	ended
	December 31,	March 31,	December 31,	December 31,
	2004	2004	2003	2002
Cash paid (refunded) during the period for:
Interest on junior subordinated debentures	$9,173	$3,058	$—	$—

Distributions on guaranteed preferred beneficial interests	$—	$—	$12,231	$12,231

Interest	$8,992	$4,038	$12,318	$10,065

Income taxes	$22	$48	$338	$(179)

Cash investing activities:
Acquisitions (see Note 4, Acquisitions and Divestitures):
Fair value of assets acquired, including goodwill	$—	$—	$—	$21,592

Cash paid for acquired businesses	$—	$—	$—	$21,592

Non-cash investing activities:
Exchange of G-C interest for subordinated G-C note (Note 4)	$—	$—	$—	$10,000

Non-cash financing activities:
Dividends on preferred stock (Note 13)	$7,321	$—	$—	$—

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

20. Quarterly Data (unaudited):

2004	Fourth	Third	Second	First
Net sales	$82,541	$97,463	$92,636	$78,997
Gross profit	45,387	53,505	51,030	43,217
Net income (loss)	(1,274)	1,690	211	(19,316)

2003	Fourth	Third	Second	First
Net sales	$78,134	$86,055	$84,263	$69,989
Gross profit	43,136	47,237	45,973	38,325
Net income (loss)	(2,100)	1,720	1,578	(5,845)

21. Concentration of Credit Risks:

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade receivables. The Company places its cash and cash equivalents with high credit quality financial institutions. Concentrations of credit risk with respect to sales and trade receivables are limited due to the large number of customers comprising the Company’s customer base and their dispersion across geographic areas. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. For the year ended December 31, 2004, the largest three customers accounted for 38.2% of sales and 42.9% of the year-end accounts receivable balance. No other customer accounted for more than 10% of the Company’s total sales in 2004.

Concentration of credit risk with respect to purchases and trade payables are limited due to the large number of vendors comprising the Company’s vendor base, with dispersion across different industries and geographic areas. The Company’s largest vendor in terms of annual purchases accounted for 10.4% of the Company’s total purchases and 7.0% of the Company’s total trade payables on December 31, 2004.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

22. Segment Information:

The following geographic area data includes revenue based on product shipment destination and plant and equipment based on physical location:

	Successor	Predecessor
	Nine Months	Three Months	Year	Year
	Ended	Ended	Ended	Ended
	December 31,	March 31,	December 31,	December 31,
	2004	2004	2003	2002
Net sales
United States	$266,175	$77,520	$312,396	$281,742
Canada	2,296	314	1,491	1,217
Mexico	895	116	973	725
Other	3,274	1,047	3,581	3,104

Consolidated net sales	$272,640	$78,997	$318,441	$286,788

Plant & equipment:
United States	$61,055	$63,372	$64,550	$68,546
Canada	56	45	51	50
Mexico	—	—	—	—
Other	—	—	—	—

Consolidated plant & equip.	$61,111	$63,417	$64,601	$68,596

Financial Statement Schedule:

Schedule II — VALUATION ACCOUNTS

(dollars in thousands)

	Deducted From Assets in Balance Sheet
			Allowance for
	Allowance for		Obsolete/
	Doubtful		Excess
	Accounts		Inventory
Balance, December 31, 2001 - Predecessor	537		3,927
Additions charged to cost and expense	277		654
Additions for DIY Acquisition	100		1,419
Deductions due to:
Others	359	(A)	1,625	(A)

Ending Balance - December 31, 2002 - Predecessor	555		4,375
Additions charged to cost and expense	63		697
Deductions due to:
Others	94	(A)	1,883	(A)

Balance, December 31, 2003 - Predecessor	524		3,189
Additions charged to cost and expense	31		500
Deductions due to:
Others	31	(A)	215	(A)

Ending Balance - March 31, 2004 - Predecessor	524		3,474
Additions charged to cost and expense	198		397
Deductions due to:
Others	196	(A)	313	(A)

Ending Balance - December 31, 2004 - Successor	$526		$3,558

Notes:

(A)	Includes write-off of accounts receivable (net of bad debt recoveries) and inventories.

Item 9 –	Changes in and Disagreements on Accounting and Financial Disclosure.

There were no changes in or disagreements on accounting and financial disclosure during the year ended December 31, 2004.

Item 9A – Controls and Procedures

(a) As of the end of the period covered by this annual report on Form 10-K, in accordance with Rule 13a-15 of the Securities Exchange Act of 1934, as amended, the Company’s management, with participation of the Company’s chief executive officer and chief financial officer, conducted an evaluation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended). Based upon this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and in timely alerting them of any material information relating to the Company that is required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended.

(b) There have been no changes in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B – Other Information

None

PART III

Item 10 – Directors and Executive Officers of the Registrant.

The following is a summary of the biographies for at least the last five years of the continuing directors and officers. Each of the directors has served as such since March 31, 2004 except for Maurice P. Andrien, Jr. and Max W. Hillman who have served since September 2001.

Directors

Principal Occupation; Five-Year
Name and Age	Employment; Other Directorships
Peter M. Gotsch (40)	Chairman of The Hillman Companies, Inc. since March 31, 2004. Mr. Gotsch has been a member of Code Hennessy & Simmons LLC since 1997 and employed by its affiliates since 1989. Mr. Gotsch presently serves on the Board of Beacon Roofing Supply, Inc.

Maurice P. Andrien, Jr. (63)	From September 2001 to March 2004 Mr. Andrien was Chairman of The Hillman Companies, Inc., Cincinnati, Ohio. From April 1999 to November 2001 Mr. Andrien was President and Chief Executive Officer of SunSource Inc. From June 1998 to April 1999, Mr. Andrien was President and Chief Operating Officer of Unican Security Systems, Ltd., Montreal, Quebec, Canada.

Max W. Hillman (58)	President and Chief Executive Officer of The Hillman Companies, Inc., Chief Executive Officer of The Hillman Group, Inc., Cincinnati, Ohio. From April 2000 to November 2001, Mr. Hillman was Co-Chief Executive Officer of The Hillman Group, Inc. From 1999 to April 2000, Mr. Hillman held the position of Chief Executive Officer of The Hillman Group, Inc. From 1991 to 1999, Mr. Hillman was a Group Vice President for SunSource Inc.

Andrew W. Code (46)	Mr. Code has been a general partner of CHS Management Limited Partnership (“CHS Management”) and a general partner of Code, Hennessy & Simmons Limited Partnership (“CHS”) since August 1988. Mr. Code is on the Board of SCP Pool Company.

Mark A. Dolfato (32)	Mr. Dolfato joined Code Hennessy & Simmons LLC as an Associate in 2000 and has been a Vice President since 2003.

Principal Occupation; Five-Year
Name and Age	Employment; Other Directorships
Larry Wilton (57)	Mr. Wilton has been CEO of Compass Home Inc. since 2004. From 1998 to 2002 Mr. Wilton was CEO of Philips Lamps NAFTA. From 1996 to 1998 Mr. Wilton was Executive Vice President of Philips Lighting United States and Canada. From 1999 to 2002 Mr. Wilton served on the Philips NV Lamps Board of Directors.

J. Mark MacDonald (49)	J. Mark MacDonald is Vice President, Teachers’ Private Capital, Ontario Teachers’ Pension Plan Board. Mr. MacDonald joined Teachers’ Private Capital, OTPPB in 1995. Mr. MacDonald is also a director of Trimac Transportation Services Inc., Osprey Media Group Inc., The Hillman Group, Inc., Young America Holdings Inc. and previously served on the board of directors of Sun Media Corporation, Q/Media Services Limited, AT&T Canada/MetroNet Communications Corporation, and TCT Logistics Inc.

All directors hold office until their successors are duly elected and qualified.

Committees

The Company is a controlled company within the meaning of the American Stock Exchange (“Amex”) listing standards because an affiliate of CHS owns more than 50% of the outstanding shares of the Company’s common voting stock. Accordingly, the Company is exempt from the requirements of the Amex listing standards to maintain a majority of independent directors on the Company’s board of directors and to have a nominating committee and a compensation committee composed entirely of independent directors.

The Company does not have a nominating committee, but it does have a compensation committee. The board of directors believes that it is not necessary to utilize a nominating committee. Director nominees for the Company are selected by the board of directors following receipt of recommendations of potential candidates from the Chairman of the Board of the Company. The board is not limited by the recommendation of the Chairman and may select other nominees. There is no charter setting forth these procedures and the board of directors has no policy regarding the consideration of any director candidates recommended by shareholders.

The current members of the audit committee are Peter Gotsch, Mark Dolfato and J. Mark MacDonald. No member of the audit committee is designated as an “audit committee financial expert.”

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

The executive officers of the Company (including the executive officers of The Hillman Group, Inc.) are set forth below:

Executive Officers

Name and Age	Position with the Company; Five-year Employment History
Max W. Hillman (58)	President and Chief Executive Officer of The Hillman Companies, Inc., Chief Executive Officer of The Hillman Group, Inc., Cincinnati, Ohio. See page 58 for five-year employment history. Mr. Hillman is the brother of Richard P. Hillman.

Richard P. Hillman (56)	President of The Hillman Group, Inc., Cincinnati, Ohio. Mr. Hillman has held such position since 1991. Mr. Hillman is the brother of Max W. Hillman.

James P. Waters (43)	Chief Financial Officer and Secretary of The Hillman Companies, Inc., Cincinnati, Ohio and Vice President, Chief Financial Officer and Secretary of The Hillman Group, Inc., Cincinnati, Ohio. From September 1999 to November 2001, Mr. Waters was Vice President and Chief Financial Officer of The Hillman Group, Inc. From November 1997 to September 1999, Mr. Waters was Vice President of Finance for Curtis Industries, Inc., Mayfield Heights, Ohio.

George L. Heredia (46)	Senior Vice President of Engraving for The Hillman Group, Inc., Tempe, Arizona. Mr. Heredia has held various executive positions since April 2000. Prior to April 2000, Mr. Heredia has held the positions of Senior Vice President of Marketing and Senior Vice President of Operations for Axxess Technologies Inc.

Terry R. Rowe (50)	Senior Vice President of National Account Sales for The Hillman Group, Inc., Cincinnati, Ohio. Mr. Rowe has held such position with The Hillman Group since 1992.

All executive officers hold office at the pleasure of the board of directors.

Item 11 – Executive Compensation

Compensation of Executive Officers

The following table sets forth all cash compensation paid and accrued for services rendered during the three years ended December 31, 2004, by each of the Chief Executive Officer, and the four other most highly compensated executive officers of the Company and its subsidiaries whose remuneration exceeded $100,000.

						Long-Term Compensation
					Other	Restricted	Securities
					Annual	Stock	Underlying	LTIP	All Other
Name and	Annual Compensation				Compen-	Awards	Options	Payouts	Compen-
Principal Position	Year	Salary(1)	Bonus(2)		sation	$	#	$	sation
Max W. Hillman	2004	397,500	345,030		—	—	—	—	353,353	(4)
President and CEO	2003	363,270	162,164		—	—	—	—	5,407	(9)
The Hillman Companies, Inc.	2002	362,500	293,794		—	—	—	—	2,200	(9)

Richard P. Hillman	2004	260,885	115,865		—	—	—	—	122,414	(5)
President	2003	244,813	50,051		—	—	—	—	8,082	(9)
The Hillman Group, Inc.	2002	234,423	105,990		—	—	—	—	4,735	(9)

George L. Heredia	2004	220,846	72,668		—	—	—	—	57,905	(6)
Senior VP of Engraving	2003	193,192	235,724	(3)	—	—	—	—	6,899	(9)
The Hillman Group, Inc.	2002	193,992	152,968	(3)	—	—	—	—	3,644	(9)

Terry R. Rowe	2004	202,846	57,126		—	—	—	—	55,895	(7)
Senior VP National Accounts	2003	189,000	54,858		—	—	—	—	5,654	(9)
The Hillman Group, Inc.	2002	182,000	64,715		—	—	—	—	5,226	(9)

James P. Waters	2004	185,954	73,992		—	—	—	—	58,145	(8)
CFO and Secretary	2003	170,838	35,738		—	—	—	—	7,427	(9)
The Hillman Companies, Inc.	2002	163,269	55,845		—	—	—	—	5,419	(9)

(1)	Represents base salary plus other types of miscellaneous compensation.

(2)	Represents earned bonus for services rendered in each year.

(3)	Includes special performance and retention bonuses of $186,000 and $85,000 earned in 2003 and 2002, respectively, related to the acquisition of Axxess Technologies, Inc.

(4)	Represents a discretionary management bonus paid in connection with the CHS acquisition of $345,159, 401(k) employer matching contributions of $5,694 and deferred compensation matching contributions of $2,500.

(5)	Represents a discretionary management bonus paid in connection with the CHS acquisition of $113,000, 401(k) employer matching contributions of $6,884 and deferred compensation matching contributions of $2,500.

(6)	Represents a discretionary management bonus paid in connection with the CHS acquisition of $48,550, 401(k) employer matching contributions of $6,856 and deferred compensation matching contributions of $2,500.

(7)	Represents a discretionary management bonus paid in connection with the CHS acquisition of $49,308 and a 401(k) employer matching contributions of $6,587.

(8)	Represents a discretionary management bonus paid in connection with the CHS acquisition of $49,308, 401(k) employer matching contributions of $6,337 and deferred compensation matching contributions of $2,500.

(9)	Represents employer matching contributions in the Company’s 401(k) and deferred compensation plans.

Maurice P. Andrien, Jr. and Larry Wilton are entitled to receive $4,000 for each Board meeting attended and an annual Board fee of $5,000. Mr. Andrien and Mr. Wilton each received $21,000 cash compensation for the year ended December 31, 2004 for their Board of Director duties. The remaining Board of Directors were not compensated by the Company during the year ended December 31, 2004.

In addition to cash compensation, Mr. Wilton and Mr. Andrien were granted 5 shares each of Class B Common Shares. There were no other common stock options outstanding as of December 31, 2004.

Option Grants in the Last Fiscal Year

The following table sets forth information with respect to the options granted by the Company during the 2004 fiscal year to the named executive officers:

	Number of	Percent of
	Securities	Total Options
	Underlying	Granted to	Exercise or		Grant
	Options	Employees in	Base Price	Expiration	Date
Name	Granted	Fiscal Year	($/Sh)	Date	Value
Max W. Hillman
Common Stock (1)	267,463	24.6%	$6.39	3/31/2004	$7,809,920
Class A Preferred (2)	3,244	33.9%	$1,000.00	3/31/2014	$949,499
Class A Preferred — Subsidiary (3)	2,263	33.9%	$1,000.00	3/31/2014	$629,114

Richard P. Hillman
Common Stock (1)	66,866	6.2%	$6.39	3/31/2004	$1,952,487
Class A Preferred (2)	1,388	14.5%	$1,000.00	3/31/2014	$406,280
Class A Preferred — Subsidiary (3)	968	14.5%	$1,000.00	3/31/2014	$269,187

George L. Heredia
Common Stock (1)	44,577	4.1%	$6.39	3/31/2004	$1,301,648
Class A Preferred (2)	715	7.5%	$1,000.00	3/31/2014	$209,390
Class A Preferred — Subsidiary (3)	497	7.5%	$1,000.00	3/31/2014	$138,138

Terry R. Rowe
Common Stock (1)	44,577	4.1%	$6.39	3/31/2004	$1,301,648
Class A Preferred (2)	682	7.1%	$1,000.00	3/31/2014	$199,730
Class A Preferred — Subsidiary (3)	476	7.1%	$1,000.00	3/31/2014	$132,328

James P. Waters
Common Stock (1)	44,577	4.1%	$6.39	3/31/2004	$1,301,648
Class A Preferred (2)	648	6.8%	$1,000.00	3/31/2014	$189,748
Class A Preferred — Subsidiary (3)	452	6.8%	$1,000.00	3/31/2014	$125,712

(1)	Common stock options granted on March 30, 2004 under the SunSource Inc. 2001 Stock Incentive Plan. The options were issued with an exercise price below the fair market value on the grant date of $29.20 per share. The SunSource Inc. 2001 Stock Incentive Plan was terminated on March 31, 2004 in connection with the CHS acquisition.

(2)	Options to purchase The Company’s Class A Preferred Stock were granted on March 31, 2004 in connection with the CHS acquisition under the terms of an Executive Securities Agreement between the Company and the shareholder. The grant date value is based on an third party appraisal as of March 31, 2004.

(3)	Options to purchase The Hillman Investment Company Class A Preferred Stock were granted on March 31, 2004 in connection with the CHS acquisition under the terms of an Executive Securities Agreement between the Company and the shareholder. The grant date value is based on an third party appraisal as of March 31, 2004.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth certain information regarding the options exercised by the named executives during the last fiscal year and the number and value of unexercised options held by the named executives at December 31, 2004:

			Number of Securities		Value of
	Number of		Underlying Unexercised		Unexercised
	Securities		Options at		In the Money Options
	Underlying		Fiscal Year End (#)		at Fiscal Year End ($)
	Options	Value	Exercisable/		Exercisable/
Name	Exercised	Realized (1)	Unexercisable		Unexercisable (3)
Max W. Hillman
Common Stock (2)	334,963	$7,796,519	—	—	$—	—
Class A Preferred	—	—	—	3,244	$—	288,680
Class A Preferred — Subsidiary	—	—	—	2,263	$—	192,355

Richard P. Hillman
Common Stock (2)	86,866	$2,024,213	—	—	$—	—
Class A Preferred	—	—	—	1,388	$—	123,523
Class A Preferred — Subsidiary	—	—	—	968	$—	82,306

George L. Heredia
Common Stock (2)	51,218	$1,177,093	—	—	$—	—
Class A Preferred	—	—	—	715	$—	63,662
Class A Preferred — Subsidiary	—	—	—	497	$—	42,237

Terry R. Rowe
Common Stock (2)	53,577	$1,241,601	—	—	$—	—
Class A Preferred	—	—	—	682	$—	60,725
Class A Preferred — Subsidiary	—	—	—	476	$—	40,460

James P. Waters
Common Stock (2)	53,577	$1,241,601	—	—	$—	—
Class A Preferred	—	—	—	648	$—	57,690
Class A Preferred — Subsidiary	—	—	—	452	$—	38,437

(1)	Represents the market value, as of the exercise date, of the options when the same were cashed out, less the aggregate option exercise price.

(2)	In connection with the CHS Merger Transaction, options issued under the 1998 SunSource Equity Compensation Plan and the SunSource Inc. 2001 Stock Incentive Plan were cancelled and converted into rights to receive a pro rata share of the merger consideration or an option to purchase shares of the Company’s Class A Preferred Stock and The Hillman Investment Company Class A Preferred Stock. The 1998 SunSource Equity Compensation Plan and the SunSource Inc. 2001 Stock Incentive Plan were then terminated.

(3)	There is no public market for the securities underlying the Company’s Class A Preferred and The Hillman Investment Company Inc. Class A Preferred Options. The value of the Preferred Options is based on dividends accrued on the underlying Preferred Stock.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

Upon a change in control of the Company’s Nonqualified Deferred Compensation Plan (the “Deferred Compensation Plan”), payment would be provided for all amounts, including accrued investment earnings.

Compensation of the President and Chief Executive Officer of the Company

Max W. Hillman entered into a four-year employment agreement with the Company effective as of the merger with CHS on March 31, 2004, which term will renew on a year-to-year basis after the initial term, unless this agreement is terminated earlier or not renewed. The agreement provides for an annual base salary of $365,000, 2004 bonus compensation in accordance with performance targets established in January, 2004, and subsequent annual bonuses of up to 124% of base salary for the remainder of the term, subject to performance in accordance with performance criteria determined by the board each calendar year. During the term, Mr. Hillman will be eligible to participate in the Company’s 401(k) Plan and Deferred Compensation Plan. Mr. Hillman’s employment agreement contains non-compete and non-solicitation covenants for two years following termination of employment with the Company. If Mr. Hillman is terminated without cause or if he resigns with good reason in the absence of a change in control involving the Company, then the agreement requires the Company to pay Mr. Hillman his normal base salary and bonus compensation for a period of two years following the termination date. If the company should undergo a change in control after the third anniversary of the employment agreement, Mr. Hillman will receive the lump sum equivalent of one year’s base compensation and 50% of his average bonus during the prior three years.

Compensation of the President of The Hillman Group, Inc.

Richard P. Hillman entered into a three-year employment agreement with the Company effective as of the merger with CHS on March 31, 2004, which term will renew on a year-to-year basis after the initial term, unless this agreement is terminated earlier or not renewed. The agreement provides for an annual base salary of $252,000, 2004 bonus compensation in accordance with performance targets established in January, 2004, and subsequent annual bonuses of up to 70% of base salary for the remainder of the term, subject to performance in accordance with performance criteria determined by the board each calendar year. During the term, Mr. Hillman will be eligible to participate in the Company’s 401(k) Plan and Deferred Compensation Plan. Mr. Hillman’s employment agreement contains non-compete and non-solicitation covenants for two years following termination of employment with the Company. If Mr. Hillman is terminated without cause or if he resigns with good reason in the absence of a change in control involving the Company, then the agreement requires the Company to pay Mr. Hillman his normal base salary and bonus compensation for a period of two years following the termination date. If the company should undergo a change in control after the third anniversary of the employment agreement, Mr. Hillman will receive the lump sum equivalent of one year’s base compensation and 50% of his average bonus during the prior three years.

Compensation of the Chief Financial Officer of the Company

James P. Waters entered into a two-year employment agreement with the Company effective as of the merger with CHS on March 31, 2004, which term will renew on a year-to-year basis after the initial term, unless this agreement is terminated earlier or not renewed. The agreement provides for an annual base salary of $180,000, 2004 bonus compensation in accordance with performance targets established in January, 2004, and subsequent annual bonuses of up to 60% of base salary for the remainder of the term, subject to performance in accordance with performance criteria determined by the board each calendar year. During the term, Mr. Waters will be eligible to participate in the Company’s 401(k) Plan and Deferred Compensation Plan. Mr. Waters’ employment agreement contains non-compete and non-solicitation covenants for two years following termination of employment with the Company. If Mr. Waters is terminated without cause or if he resigns with good reason in the absence of a change in control involving the Company, then the agreement requires the Company to pay Mr. Waters his normal base salary and bonus compensation for a period of two years following the termination date. If the company should undergo a change in control after the third anniversary of the employment agreement, Mr. Waters will receive the lump sum equivalent of one year’s base compensation and 50% of his average bonus during the prior three years.

In connection with the CHS Merger, Max W. Hillman, Richard P. Hillman, James P. Waters, Terry R. Rowe and George L. Heredia entered into an Executive Securities Agreement (“ESA”). The ESA sets forth the terms under which the named executive may purchase, exchange or cancel the Company’s equity securities. In addition, the ESA is the grant instrument for The Company’s Class A Preferred Options and The Hillman Investment Company Class A Preferred Options (“Preferred Options”). The Preferred Options vest 20% per year over a five year period and expire on March 31, 2014. Under the terms of the ESA, if employment is terminated for other than cause the security holder has the option to put the security or vested portion of the Preferred Options back to the Company at fair market value. If terminated for cause, securities can be put back to the Company at the lower of cost or fair market value. The Company also has the option to call the securities if employment is terminated.

Item 12 – Security Ownership of Certain Beneficial Owners and Management.

The following table shows the number of shares of the Company’s securities beneficially owned as determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, by each executive officer and director and all executive officers and directors as a group and persons beneficially owning more than 5% of any one class of the Company’s securities. Unless otherwise set forth below, the address for each of the beneficial owners is 10590 Hamilton Ave., Cincinnati, Ohio 45231.

	Class A Common		Class B Common		Class C Common				Class A Preferred
Name	Stock (1)		Stock (2)		Stock (3)		Total Common Stock (4)		Stock (5)
5% Owners	Shares	Percent	Shares	Percent	Shares	Percent	Shares	Percent	Shares	Percent
Code Hennessy & Simmons IV LP 10 South Wacker Dr. Suite 3175 Chicago, IL 60606	4,904.9	78.95%	—	—	—	—	4,904.9	49.05%	46,869.4	49.05%
Ontario Teachers Pension Plan 5650 Yonge St. North York, Ontario M2M 4H5	—	—	—	—	2,787.1	100.00%	2,787.1	27.87%	26,632.3	27.87%
HarbourVest Partners VI – Direct Fund, L.P. One Financial Center 44th Floor Boston, MA 02111	871.0	14.02%	—	—	—	—	871.0	8.71%	8,322.6	8.71%
Directors and Executive Officers
Max W. Hillman	166.4	2.68%	343.4	34.34%	—	—	509.8	5.10%	4,565.9	4.78	%(6)
Richard P. Hillman	54.6	.88%	144.6	14.46%	—	—	199.2	1.99%	1,953.7	2.04	%(7)
George L. Heredia	23.3	.38%	73.9	7.39%	—	—	97.2	.97%	1,007.8	1.05	%(8)
Terry R. Rowe	23.9	.38%	70.6	7.07%	—	—	94.5	.95%	960.4	1.01	%(9)
James P. Waters	23.9	.38%	67.3	6.73%	—	—	91.2	.91%	912.4	.95	%(10)
All Directors and Executive Officers as a Group	407.6	6.56%	1,000.0	100.00%	—	—	1,407.6	14.08%	13,450.7	14.08%

(1)	Each holder of Class A Common Stock is entitled at any time to convert any or all of the shares into an equal number of shares of Class C Common Stock.

(2)	Class B Common Stock has no voting rights.

(3)	Each holder of Class C Common Stock is entitled at any time to convert any or all of the shares into an equal number of shares of Class A Common Stock. Each share of Class C Common Stock is entitled to one vote provided that the aggregate voting power of Class C Common Stock (with respect to the election of directors) never exceeds 30%.

(4)	Total of all classes of Common Stock

(5)	Class A Preferred shares do not have voting rights.

(6)	Includes options to purchase 3,243.7 shares of Class A Preferred stock

(7)	Includes options to purchase 1,387.9 shares of Class A Preferred stock.

(8)	Includes options to purchase 716.0 shares of Class A Preferred stock.

(9)	Includes options to purchase 682.3 shares of Class A Preferred stock.

(10)	Includes options to purchase 648.2 shares of Class A Preferred stock.

Item 13 – Certain Relationships and Related Transactions.

On September 26, 2001, the Company was acquired by Allied Capital pursuant to the terms and conditions of an Agreement and Plan of Merger dated as of June 18, 2001. In connection with the Agreement and Plan of Merger, the Company was obligated to pay management fees to a subsidiary of Allied Capital for management services rendered in the amount of $1,800 per year, plus out of pocket expenses, for calendar years subsequent to 2001. The Company has recorded a management fee charge of $523,716, $1,800,000 and $1,800,000 on the Predecessor’s Statement of Operations for the three months ended March 31, 2004 and the years ended December 31, 2003 and 2002, respectively. Payment of management fees was due annually after delivery of the Company’s annual audited financial statements to the Board of Directors of the Company. The management fee for the year ended December 31, 2002 was paid in March 2003 and the management fee for the three months ended December 31, 2001 was paid in March 2002. The obligation to pay management fees to Allied Capital was terminated upon the payment of outstanding fees in the amount of $2,323,716 on March 31, 2004 in connection with the close of the Merger Transaction.

On March 31, 2004, the Company was acquired by an affiliate of Code Hennessy & Simmons LLC (“CHS”). In connection with the CHS acquisition, the Company is obligated to pay management fees to a subsidiary of CHS in the amount of $57,962 per month and to pay management fees to a subsidiary of OTPP in the amount of $25,640 per month, plus out of pocket expenses, for each month commencing with the closing date of the Merger Transaction. The Company has paid management fees and expenses of $805,123 to CHS and OTPP for the nine month period ended December 31, 2004.

The subordinated debt payable to Allied Capital and accrued interest thereon totaling $45,571,382 was paid in full at March 31, 2004 in connection with the CHS acquisition.

Item 14 – Principal Accounting Fees and Services.

PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, billed the Company aggregate fees of $164,645 for the audit of the Company’s annual financial statement for the fiscal year ended December 31, 2004 and for the review of the financial statements included in the Company’s Forms 10-Q for such fiscal year and $145,000 for the audit of the Company’s annual financial statement for the fiscal year ended December 31, 2003 and for the review of the financial statements included in the Company’s Forms 10-Q for such fiscal year.

The following are aggregate fees billed to the Company by PricewaterhouseCoopers LLP during 2004 and 2003:

	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2004	December 31, 2003
Audit Fees	$164,645	$145,000
Audit Related Fees	211,080	—
Tax Fees	33,150	84,296
All Other Fees	—	—

Total Fees:	$408,875	$229,296

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

All Other Fees

All other fees consist of fees for products and services other than the services reported above. There were no all other fees incurred in 2004 and 2003.

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by PricewaterhouseCoopers LLP on a case by case basis, and any pre-approval is detailed as to the particular service or category of service and is generally subject to a specific budget. These services may include audit services, audit-related services, tax services and other related services. PricewaterhouseCoopers LLP and management are required to periodically report to the Audit Committee regarding the extent of services provided by PricewaterhouseCoopers LLP in accordance with this pre-approval policy, and the fees for the services performed to date.

PART IV

Item 15 – Exhibits and Financial Statement Schedules.

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

A Current Report on Form 8-K was filed on April 14, 2004 reporting an other event under Item 7 of Form 8-K.

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

2.1	Unit Repurchase Agreement by and among The Hillman Companies, Inc., SunSub Holdings LLC and GC-Sun Holdings, L.P. dated April 13, 2002. (6)(Exhibit 10.2)

2.2	Asset Purchase Agreement between Fastenal Company and The Hillman Group, Inc. dated October 3, 2002. (7)(Exhibit 10.3)

2.3	Agreement and Plan of Merger dated as of June 18, 2001 by and among Allied Capital Corporation, Allied Capital Lock Acquisition Corporation and SunSource Inc. (4)(Exhibit 2.1)

2.4	Asset Purchase Agreement dated September 28, 2001, by and between SunSource Technology Services, LLC, and STS Operating, Inc. (5) (Exhibit 2.1)

2.5	Agreement and Plan of Merger dated as of February 14, 2004 by and among the Company, HCI Acquisition Corp. and the Common Stockholders of the Company. (2)(Exhibit 2.1)

3.1	Bylaws as adopted by the Corporation’s stockholders as of March 30, 2004. (10)(Exhibit 3.2)

3.2	Restated Certificate of Incorporation of the Company as of March 30, 2004. (10) (Exhibit 3.1)

4.1	HCI Stockholders Agreement dated March 31, 2004. (9)(Exhibit 4.1)

4.2	Amended and Restated Declaration of Trust (1)(Exhibit 4.1)

4.3	Indenture between the Company and the Bank of New York (1)(Exhibit 4.2)

4.4	Preferred Securities Guarantee (1) (Exhibit 4.3)

4.5	Rights Agreement between the Company and the Registrar and Transfer Company (1)(Exhibit 10.5)

4.6	Amendment No. 1 to the Rights Agreement dated June 18, 2001. (8)(Exhibit 4.6)

4.7	Amendment No. 2 to the Rights Agreement dated February 14, 2004. (8)(Exhibit 4.7)

4.8	Hillman Investment Company Stockholders Agreement dated March 31, 2004. (9) (Exhibit 4.2)

4.9	Registration Agreement dated March 31, 2004. (9) (Exhibit 4.3)

10.1	Credit Agreement dated as of March 31, 2004 by and among The Hillman Companies, Inc., Hillman Investment Company, The Hillman Group, Inc., Merrill Lynch Capital as Administrative Agent, Issuing Lender and Swingline Lender, JP Morgan Chase Bank as Syndication Agent, and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and JP Morgan Securities as Joint Lead Arrangers and Joint Lead Bookrunners. (9) (Exhibit 10.1)

10.2	Loan Agreement dated as of March 31, 2004 by and among The Hillman Companies, Inc., Hillman Investment Company, The Hillman Group, Inc., and Allied Capital Corporation. (9) (Exhibit 10.2)

10.3	Subordination and Intercreditor Agreement dated March 31, 2004. (9) (Exhibit 10.3)

10.4	The Hillman Companies, Inc. 2004 Stock Option Plan. (9) (Exhibit 10.4)

10.5	* The Hillman Companies, Inc Amended and Restated 2004 Stock Option Plan

10.6	Hillman Companies Employee Securities Purchase Plan. (9) (Exhibit 10.5)

10.7	Hillman Investment Company Employee Securities Purchase Plan. (9) (Exhibit 10.6)

10.8	HCI Securities Purchase Agreement dated March 31, 2004. (9) (Exhibit 10.7)

10.9	Joinder to Securities Purchase Agreement dated March 31, 2004. (9) (Exhibit 10.8)

10.10	Hillman Investment Company Securities Purchase Agreement dated March 31, 2004. (9) (Exhibit 10.9)

10.11	Management Agreement dated March 31, 2004. (9) (Exhibit 10.10)

10.12	Employment Agreement by and between The Hillman Group, Inc. and Max W. Hillman dated March 31, 2004. (9) (Exhibit 10.11)

10.13	Executive Securities Agreement between Max W. Hillman and HCI Acquisition Corp. dated March 31, 2004. (9) (Exhibit 10.12)

10.14	Employment Agreement by and between The Hillman Group, Inc. and Richard P. Hillman dated March 31, 2004. (9) (Exhibit 10.13)

10.15	Executive Securities Purchase Agreement between HCI Acquisition Corp. and Richard P. Hillman dated March 31, 2004. (9) (Exhibit 10.14)

10.16	Employment Agreement by and between The Hillman Group, Inc. and James P. Waters dated March 31, 2004. (9) (Exhibit 10.15)

10.17	Executive Securities Agreement by and between HCI Acquisition Corp. and James P. Waters date March 31, 2004. (9) (Exhibit 10.16)

10.18	* Executive Securities Agreement by and between HCI Acquisition Corp. and George L. Heredia date March 31, 2004.

10.19	* Executive Securities Agreement by and between HCI Acquisition Corp. and Terry R. Rowe date March 31, 2004.

10.20	SunSource Inc. Nonqualified Deferred Compensation Plan dated as of August 1, 2000. (3)(Exhibit 10.1)

10.21	The Hillman Companies, Inc. Nonqualified Deferred Compensation Plan (amended and restated). (11) (Exhibit 10.1)

10.22	First Amendment to The Hillman Companies, Inc. Nonqualified Deferred Compensation Plan. (11) (Exhibit 10.2)

12.1	* Computation of Ratio of Income to Fixed Charges.

21.1	* Subsidiaries (As of December 31, 2004)

31.1	* Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2	* Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1	* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to Registration Statement No. 333-44733 on Form S-2.

(2)	Filed as an exhibit to the Form 8-K filed February 17, 2004.

(3)	Filed as an exhibit to Annual Report on Form 10-K for the year ended December 31, 2000.

(4)	Filed on June 21, 2001 as an exhibit to the Current Report on Form 8-K filed on June 21, 2001.

(5)	Filed as an exhibit to the Current Report on Form 8-K filed on October 15, 2001.

(6)	Filed as an exhibit to Quarterly Report on Form 10-Q for the Quarter ended June 30, 2002.

(7)	Filed as an exhibit to the Current Report on Form 8-K filed on October 4, 2002.

(8)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2003.

(9)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the Quarter ended March 31, 2004.

(10)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the Quarter ended June 30, 2004.

(11)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the Quarter ended September 30, 2004.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HILLMAN COMPANIES, INC.

Date: March 25, 2005	By:	/s/ James P. Waters

James P. Waters
	Title:	Chief Financial Officer and Duly
Authorized Officer of the Registrant
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Capacity	Date
/s/ Max W. Hillman	Principal Executive	March 25, 2005

Max W. Hillman	Officer and Director

/s/ Peter M. Gotsch	Chairman and Director	March 25, 2005

Peter M. Gotsch

/s/ Harold J. Wilder	Principal Accounting Officer	March 25, 2005

Harold J. Wilder

/s/ Andrew W. Code	Director	March 25, 2005

Andrew W. Code

/s/ J. Mark MacDonald	Director	March 25, 2005

J. Mark MacDonald

/s/ Mark A. Dolfato	Director	March 25, 2005

Mark A. Dolfato

/s/ Larry Wilton	Director	March 25, 2005

Larry Wilton

/s/ Maurice P. Andrien, Jr.	Director	March 25, 2005

Maurice P. Andrien, Jr.