Form 10-Q
period 2005-03-31
HILLMAN COMPANIES INC
filed 2005-05-13
CIK 1029831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

          YES ☐      NO ☑

On May 13, 2005 there were 6,212.9 Class A Common Shares issued and outstanding, 1,000.0 Class B Common Shares issued and outstanding, 2,787.1 Class C Common Shares issued and outstanding, 82,104.8 Class A Preferred Shares issued and outstanding by the Registrant and 57,282.4 Class A Preferred Shares issued and outstanding by the Hillman Investment Company and 4,217,724 Trust Preferred Securities issued and outstanding by the Hillman Group Capital Trust. The Trust Preferred Securities trade on the American Stock Exchange under symbol HLM.Pr.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

INDEX

PAGE(S)
PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Consolidated Balance Sheets as of March 31, 2005 (Unaudited) and December 31, 2004	3-4

Consolidated Statements of Operations for the Three Months Ended March 31, 2005 and 2004 (Unaudited)	5

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004 (Unaudited)	6

Consolidated Statement of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2005 (Unaudited)	7

Notes to Consolidated Financial Statements (Unaudited)	8-16

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations	17-25

Item 3. Quantitative and Qualitative Disclosures about Market Risk	26

Item 4. Controls and Procedures	26

PART II. OTHER INFORMATION	27

SIGNATURES	28

Item 1.	THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	March 31,
	2005	December 31,
	(Unaudited)	2004
ASSETS
Current assets:
Cash and cash equivalents	$16,600	$33,032
Restricted investments	75	75
Accounts receivable, net	46,125	39,903
Inventories, net	73,642	64,627
Deferred income taxes, net	6,439	6,520
Other current assets	2,541	2,820

Total current assets	145,422	146,977
Property and equipment, net	61,236	61,111
Goodwill	219,001	219,051
Other intangibles, net	165,931	167,842
Restricted investments	4,282	4,148
Deferred financing fees, net	6,517	6,786
Other assets	724	627

Total assets	$603,113	$606,542

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,567	$24,367
Current portion of senior term loans	2,175	2,175
Current portion of capitalized lease obligations	44	43
Accrued expenses:
Salaries and wages	3,479	4,523
Pricing allowances	5,052	9,909
Income and other taxes	2,244	2,137
Interest	3,284	3,362
Deferred compensation	75	75
Other accrued expenses	11,555	11,724

Total current liabilities	55,475	58,315
Long term senior term loans	213,150	213,694
Long term capitalized lease obligations	87	99
Long term unsecured subordinated notes	48,366	48,090
Junior subordinated debentures	114,330	114,429
Mandatorily redeemable preferred stock (Note 6)	63,998	62,232
Management purchased options (Note 7)	3,698	3,577
Deferred compensation	4,282	4,148
Deferred income taxes, net	10,614	10,730
Other non-current liabilities	12,134	9,770

Total liabilities	526,134	525,084

Item 1.	THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	March 31,
	2005	December 31,
	(Unaudited)	2004
LIABILITIES AND STOCKHOLDERS’ EQUITY (CONTINUED)

Common stock with put options:
Class A Common stock, $.01 par, 23,141 shares authorized, 407.6 issued and outstanding	407	407

Class B Common stock, $.01 par, 2,500 shares authorized, 1,000 issued and outstanding	1,115	1,000

Commitments and contingencies

Stockholders’ equity:
Preferred Stock:
Class A Preferred stock, $.01 par, 238,889 shares authorized, 82,104.8 issued and outstanding	1	1

Common Stock:
Class A Common stock, $.01 par, 23,141 shares authorized, 5,805.3 issued and outstanding	—	—
Class C Common stock, $.01 par, 30,109 shares authorized, 2,787.1 issued and outstanding	—	—
Additional paid-in capital	78,916	81,452
Accumulated deficit	(3,483)	(1,274)
Accumulated other comprehensive income (loss)	23	(128)

Total stockholders’ equity	75,457	80,051

Total liabilities and stockholders’ equity	$603,113	$606,542

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands)

	Successor	Predecessor
	Three months	Three months
	ended	ended
	March 31,	March 31,
	2005	2004
Net sales	$87,742	$78,997
Cost of sales	39,181	35,780

Gross profit	48,561	43,217

Operating expenses:
Selling, general and administrative expenses	34,389	30,999
Non-recurring expense (Note 9)	—	30,707
Stock compensation expense	331	—
Depreciation	4,022	3,799
Amortization	1,804	321
Management fee to related party	255	524

Total operating expenses	40,801	66,350

Other expense, net	(149)	(140)

Income (loss) from operations	7,611	(23,273)

Interest expense, net	4,676	3,841
Interest expense on mandatorily redeemable preferred stock and management purchased options	1,886	—
Interest expense on junior subordinated notes	3,058	3,058

Loss before income taxes	(2,009)	(30,172)

Income tax provision (benefit)	200	(10,856)

Net loss	$(2,209)	$(19,316)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Successor	Predecessor
	Three months	Three months
	ended	ended
	March 31,	March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(2,209)	$(19,316)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	5,826	4,120
Deferred income tax (benefit)	(35)	(12,475)
PIK interest on unsecured subordinated notes	276	506
Interest on mandatorily redeemable preferred stock and management purchased options	1,886
Changes in operating items, net of effects of acquisitions:
Increase in accounts receivable, net	(6,222)	(5,457)
Increase in inventories, net	(9,015)	(724)
Decrease in other assets	182	1,464
Increase in accounts payable	3,200	5,832
(Decrease) increase in other accrued liabilities	(6,041)	25,345
Other items, net	451	6

Net cash used in operating activities	(11,701)	(699)

Cash flows from investing activities:
Capital expenditures	(4,172)	(2,586)
Other, net	(4)	(23)

Net cash used in investing activities	(4,176)	(2,609)

Cash flows from financing activities:
Repayments of senior term loans	(544)	—
Borrowings of revolving credit loans	—	4,709
Principal payments under capitalized lease obligations	(11)	(14)

Net cash (used in) provided by financing activities	(555)	4,695

Net (decrease) increase in cash and cash equivalents	(16,432)	1,387

Cash and cash equivalents at beginning of period	33,032	1,528

Cash and cash equivalents at end of period	$16,600	$2,915

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
(dollars in thousands)

						Accumulated
			Additional	Class A		Other	Total
	Common Stock		Paid-in	Preferred	Accumulated	Comprehensive	Stockholders’
	Class A	Class C	Capital	Stock	Deficit	Income	Equity
Beginning Balance at December 31, 2004	$—	$—	$81,452	$1	$(1,274)	$(128)	$80,051

Net Loss	—	—	—	—	(2,209)	—	(2,209)
Dividends to shareholders	—	—	(2,536)	—	—	—	(2,536)
Change in cumulative foreign translation adjustment (1)	—	—	—	—	—	10	10
Change in derivative security value (1)	—	—	—	—	—	141	141

Ending Balance at March 31, 2005	$—	$—	$78,916	$1	$(3,483)	$23	$75,457

(1)	The cumulative foreign translation adjustment and change in derivative security value represent the only items of other comprehensive income.

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

1. Basis of Presentation:

The accompanying financial statements include the consolidated accounts of The Hillman Companies, Inc. (“Hillman” or the “Company”) and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

On March 31, 2004, The Hillman Companies, Inc. was acquired by an affiliate of Code Hennessy & Simmons LLC (“CHS”). Pursuant to the terms and conditions of an Agreement and Plan of Merger (“Merger Agreement”) dated as of February 14, 2004, the Company was merged with an affiliate of CHS with the Company surviving the merger (“Merger Transaction”). The total consideration paid in the Merger Transaction was $511,646 including repayment of outstanding debt and including the value of the Company’s outstanding Trust Preferred Securities ($102,395 at the time of the merger).

Prior to the merger, Allied Capital Corporation (“Allied Capital”) owned 96.8 % of the Company’s common stock. As a result of the change of control, an affiliate of CHS owns 49.1% of the Company’s outstanding common stock and 54.5% of the Company’s voting common stock, Ontario Teacher’s Pension Plan (“OTPP”) owns 27.9% of the Company’s outstanding common stock and 31.0% of the Company’s voting common stock and HarbourVest Partners VI owns 8.7% of the Company’s outstanding common stock and 9.7% of the Company’s voting common stock. Certain members of management own 14.1% of the Company’s outstanding common stock and 4.5% of the Company’s voting common stock.

CHS is a private equity firm that manages approximately $1.56 billion in capital in four funds. The acquisition of the Company by CHS adds to their existing portfolio of middle market manufacturing and distribution businesses.

The Company’s Consolidated Statements of Operations and Cash Flows for the periods presented prior to the March 31, 2004 Merger Transaction are referenced herein as the predecessor financial statements (the “Predecessor” or “Predecessor Financial Statements”). The Company’s Consolidated Balance Sheets as of December 31, 2004 and March 31, 2005 and its related Consolidated Statements of Operations, Cash Flows and Changes in Stockholders’ Equity for the three month period ended March 31, 2005 are referenced herein as the successor financial statements (the “Successor” or “Successor Financial Statements”). The accompanying Successor Financial Statements reflect the allocation of the aggregate purchase price of $511,646, including the value of the Company’s Trust Preferred Securities, to the assets and liabilities of Hillman based on fair values at the date of the merger in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” The following table reconciles the fair value of the acquired assets and assumed liabilities to the total purchase price:

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

1. Basis of Presentation (continued):

Accounts receivable	$40,840
Inventory	65,496
Property and equipment	63,230
Goodwill	219,001
Intangible assets	173,162
Other assets	3,287

Total assets acquired	565,016

Less:
Liabilities assumed	41,040
Junior subordinated debentures	114,725

Total assumed liabilities	155,765

Total purchase price	$409,251

The purchase price includes transaction related costs aggregating $2,171 which were associated with CHS’s purchase of the Company.

The following table indicates the pro forma financial statements of the Company for the three months ended March 31, 2004 (including non-recurring charges of $30,707 as discussed in Note 9). The pro forma financial statements give effect to the Merger Transaction as if it had occurred on January 1, 2004.

Three Months Ended
March 31, 2004
Net sales	$78,997
Net loss	(22,006)

The pro forma results are based on assumptions that the Company believes are reasonable under the circumstances. The pro forma results are not necessarily indicative of the operating results that would have occurred if the acquisition had been effective January 1, 2004, nor are they intended to be indicative of results that may occur in the future. The underlying pro forma information includes the historical financial results of the Company, the Company’s financing arrangements, and certain purchase accounting adjustments.

The accompanying unaudited consolidated financial statements present information in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. Management believes the financial statements include all normal recurring accrual adjustments necessary for a fair presentation. Operating results for the three months ended March 31, 2005 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report filed on Form 10-K for the year ended December 31, 2004.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

1. Basis of Presentation (continued):

Nature of Operations:

The Company is one of the largest providers of hardware-related products and related merchandising services to retail markets in North America. The Company’s principal business is operated through its wholly-owned subsidiary, The Hillman Group, Inc. (the “Hillman Group”) which sells its product lines and provides its services to hardware stores, home centers, mass merchants, pet supply stores, and other retail outlets principally in the United States, Canada, Mexico and South America. Product lines include thousands of small parts such as fasteners and related hardware items; keys, key duplication systems and accessories; and identification items, such as, tags and letters, numbers, and signs. The Company supports its product sales with value-added services including design and installation of merchandising systems and maintenance of appropriate in-store inventory levels.

2. Summary of Significant Accounting Policies:

Shipping and Handling:

The costs incurred to ship product to customers, including freight and handling expenses, are included in selling, general and administrative (“SG&A”) expenses on the Company’s Statements of Operations. For the three months ended March 31, 2005 and 2004, shipping and handling costs included in SG&A were $4,092 for the Successor Company and $3,628 for the Predecessor Company, respectively.

Comprehensive Income (Loss):

The components of comprehensive income (loss) were as follows:

	Successor	Predecessor
	Three months	Three months
	ended	ended
	March 31,	March 31,
	2005	2004
Net loss	$(2,209)	$(19,316)
Change in derivative security value	141	—
Foreign currency translation adjustment	10	10

Comprehensive loss	$(2,058)	$(19,306)

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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

3. Goodwill and Other Intangible Assets:

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 provides for the non-amortization of goodwill. Goodwill is now subject to at least an annual assessment for impairment by applying a fair value-based test. Goodwill totaling $219,001 was recorded in connection with the Merger Transaction. Other intangible assets are amortized over their useful lives and are subject to a lower of cost or market impairment testing.

The values assigned to intangible assets in connection with the March 31, 2004 Merger Transaction were determined by an independent appraisal. Intangible assets as of March 31, 2005 and December 31, 2004 consist of the following:

	Estimated
	Useful Life	March 31,	December 31,
	(Years)	2005	2004
Customer Relationships	23	$114,790	$114,897
Trademarks	Indefinite	44,670	44,670
Patents	9	7,960	7,960
Non Compete Agreements	4	5,742	5,742

Intangible assets, gross		173,162	173,269
Less: Accumulated amortization		7,231	5,427

Other Intangibles, net		$165,931	$167,842

The Company’s amortization expense for amortizable assets for the three months ended March 31, 2005 was $1,804. The Company’s amortization expense for amortizable assets for the year ended December 31, 2005 is estimated to be $7,232 and for the years ending December 31, 2006, 2007, 2008, 2009, and 2010 are estimated to be $7,232, $6,758, $6,521, 6,359, and $5,875, respectively.

4. Contingencies:

Under the Company’s insurance programs, commercial umbrella coverage is obtained for catastrophic exposure and aggregate losses in excess of normal claims. Beginning in 1991, the Company has retained risk on certain expected losses from both asserted and unasserted claims related to worker’s compensation, general liability and automobile as well as the health benefits of certain employees. Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claim data and certain actuarial assumptions. As of March 31, 2005, the Company has provided insurers letters of credit aggregating $5,864 related to certain insurance programs.

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

The Predecessor Company has recorded a management fee charge of $524 for the three months ended March 31, 2004. Payment of management fees was due annually after delivery of the Company’s annual audited financial statements to the Board of Directors of the Company. The obligation to pay management fees to Allied Capital was terminated upon the payment of outstanding fees in the amount of $2,324 on March 31, 2004 in connection with the close of the Merger Transaction.

On March 31, 2004, the Company was acquired by an affiliate of Code Hennessy & Simmons LLC. In connection with the CHS acquisition, the Company is obligated to pay management fees to a subsidiary of CHS in the amount of $58 per month and to pay management fees to a subsidiary of OTPP in the amount of $26 per month, plus out of pocket expenses, for each month commencing with the closing date of the Merger Transaction. The Company has recorded management fee charges and expenses from CHS and OTPP of $255 for the three month period ended March 31, 2005.

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

There are 2,500 authorized shares of Class B Common Stock, 1,000 of which are issued and outstanding. Holders of Class B Common Stock have no voting rights. The Class B Common Stock was purchased by and issued to certain members of the Company’s management and is subject to vesting over five years with 20% vesting on each anniversary of the Merger Transaction.

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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

6. Common and Preferred Stock (continued):

The repurchase feature of the Class B Common Stock triggers variable accounting treatment under FASB Interpretation No. 44, “Accounting For Certain Transactions involving Stock Compensation – an interpretation of APB Opinion No. 25” (“FIN 44”). For the three months ended March 31, 2005, a compensation charge of $115 was recorded in the accompanying Consolidated Statements of Operations.

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

The Hillman Investment Company Class A Preferred Stock is mandatorily redeemable on March 31, 2028 and in accordance with Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”) has been classified as debt in the accompanying Consolidated Balance Sheets. Dividends on the mandatorily redeemable Class A Preferred Stock for the three months ended March 31, 2005 are included in interest expense on the accompanying Consolidated Statements of Operations.

7. Stock Based Compensation:

Stock Options:

On March 30, 2004, the Company granted 1,085,116 common stock options under the SunSource Inc. 2001 Stock Incentive Plan (the “2001 Incentive Plan”). The options were issued with an exercise price below the fair market value of the common stock on the grant date. The fair value of the stock on March 30, 2004 was $29.20 per share and the weighted average exercise price was $6.76 per share. Compensation expense of $24,353 was recorded in the first quarter of 2004 for the excess of the fair market value over the exercise price. See Note 9, Non-Recurring Expense, for additional details.

Prior to the Merger Transaction, the Company had 349,641 options issued in connection with the 1998 SunSource Equity Compensation Plan (“1998 Incentive Plan”). The options were 100% vested and had a weighted average strike price of $4.19 per share. In connection with the Merger Agreement, 154,641 of the 1998 Incentive Plan options and 75,714 of the 2001 Incentive Plan options were cancelled and converted into rights to receive options to purchase 3,895.16 shares of Hillman Companies, Inc. Class A

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

7. Stock Based Compensation (continued):

Preferred Stock and 2,717.55 shares of Hillman Investment Company Class A Preferred Stock (collectively the “Purchased Options”). The Purchased Options have a weighted average strike price of $170.69 per share. The fair value of the Hillman Investment Company Class A Preferred Stock options has been included with the underlying security in the accompanying Consolidated Balance Sheets. SFAS 150 requires security instruments with a redemption date that is certain to occur to be classified as liabilities. The Hillman Companies, Inc. Class A Preferred Stock options, which have a March 31, 2028 expiration date, have been classified at their fair market value in the liability section of the accompanying Consolidated Balance Sheets. To the extent the Company pays a dividend to holders of the Class A Preferred Stock and the Hillman Investment Company Class A Preferred Stock, the Purchased Option holder will be entitled to receive an amount equal to the dividend which would have been paid if the Purchased Options had been exercised on the date immediately prior to the record date for the dividend. Dividends on the Purchased Options are recorded as interest expense in the accompanying Consolidated Statement of Operations. Additionally, under the terms of the ESA, the Purchased Options can be put back to the Company at fair market value if employment is terminated.

SFAS 150 requires the initial and subsequent valuations of the Purchased Options be measured at fair value with the change in fair value recognized as interest expense. For the three months ended March 31, 2005, interest expense of $1,886 was recorded in the accompanying Statement of Operations to recognize the increase in fair market value of the Purchased Options.

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

The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations in accounting for its stock based employee compensation plans. The Company is also subject to disclosure requirements of SFAS 123, “Accounting for Stock Based Compensation” (“SFAS 123”). Stock compensation expense as recorded under the APB 25 intrinsic value method approximates the fair value model prescribed by SFAS 123; accordingly, no pro forma disclosures are necessary under SFAS 123.

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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

7. Stock Based Compensation (continued):

Upon resignation from the Company after the third anniversary of grant, termination by the Company without Cause, death or disability, or retirement at age 61 the holder of the Preferred Options has a put right on the vested securities at a price equal to fair market value less any option exercise price payable. FIN 44 requires variable accounting treatment for stock awards with employee repurchase rights. Under APB Opinion 25, compensation expense is recognized to the extent the market value of the underlying security on the measurement date exceeds the cost to the employee. The market value on the Preferred Options increases by the amount of dividends accrued on the underlying Preferred Stock. Compensation expense will be recognized over the five-year vesting period in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans – an interpretation of APB Opinions No. 15 and 25” (“FIN 28”). Accordingly, the Company has recorded a compensation charge of $216 in the accompanying Consolidated Statements of Operations for the three months ended March 31, 2005.

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

The Company has determined that the Trust is a variable interest entity and the Company is not the primary beneficiary of the Trust pursuant to the provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entries” (“FIN 46R”). Accordingly, pursuant to the requirements of FIN 46R, the Company has de-consolidated the Trust at March 31, 2004. Summarized below is the condensed financial information of the Trust as of March 31, 2005.

Non-current assets — junior subordinated debentures	$114,330

Non-current liabilities — Trust Preferred Securities	$114,330

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

remaining life in the amount of $99 per quarter. At March 31, 2005, the recorded value of the Junior Subordinated Debentures, net of premium amortization, was $114,330. The fair value of the Junior Subordinated Debentures on March 31, 2005 was $119,994 based on the $28.45 per share closing price of the underlying Trust Preferred Securities as quoted on the American Stock Exchange.

9. Non-Recurring Expense:

In the quarter ended March 31, 2004, the Company incurred $30,707 of non-recurring, one-time charges. The charges included a $24,353 expense for stock options granted in connection with the Merger Transaction at an exercise price below fair market value. See Note 7, Stock Based Compensation for additional details. Payroll taxes on the stock option grant of $397 were also recorded in the first quarter of 2004. In addition, the Company recorded Merger Transaction costs incurred by the selling shareholders which consisted primarily of investment banking and legal fees of $4,035. Finally, in connection with the Merger Transaction the Company awarded bonuses to certain members of management totaling $1,922.

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

The Swap has been designated as a cash flow hedge and the fair value at March 31, 2005 was $123, net of $82 in tax expense. The Swap is reported on the Consolidated Balance Sheet in other non-current assets. The related deferred gain on our swap agreements of $123 has been deferred in shareholders’ equity as a component of other comprehensive income. This deferred gain is then recognized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recorded in interest expense.

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

The Company’s principal business is operated through its wholly-owned subsidiary, The Hillman Group, Inc. (the “Hillman Group”) which sells its product lines and provides its services to hardware stores, home centers, mass merchants, pet supply stores, and other retail outlets principally in the United States, Canada, Mexico and South America. Product lines include thousands of small parts such as fasteners and related hardware items; keys, key duplication systems and accessories; and identification items, such as, tags and letters, numbers, and signs. The Company supports its product sales with value added services including design and installation of merchandising systems and maintenance of appropriate in-store inventory levels.

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

Prior to the merger, Allied Capital Corporation (“Allied Capital”) owned 96.8 % of the Company’s common stock. As a result of the change of control, an affiliate of CHS owns 49.1% of the Company’s outstanding common stock and 54.5% of the Company’s voting common stock, Ontario Teacher’s Pension Plan (“OTPP”) owns 27.9% of the Company’s outstanding common stock and 31.0% of the Company’s voting common stock and HarbourVest Partners VI owns 8.7% of the Company’s outstanding common stock and 9.7% of the Company’s voting common stock. Certain members of management own 14.1% of the Company’s outstanding common stock and 4.5% of the Company’s voting common stock.

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

Results of Operations

Sales and Profitability for each of the Three Month Periods Ended March 31,

	(dollars in thousands)
	2005		2004
		% of		% of
	Amount	Total	Amount	Total
Net sales	$87,742	100.0%	$78,997	100.0%
Cost of sales	39,181	44.7%	35,780	45.3%

Gross profit	48,561	55.3%	43,217	54.7%

Operating expenses:
Selling	18,062	20.6%	15,893	20.1%
Warehouse & delivery	10,935	12.5%	10,098	12.8%
General & Administrative	5,392	6.1%	5,008	6.3%
Stock compensation expense	331	0.4%	—	0.0%

Total SG&A	34,720	39.6%	30,999	39.2%
Non-recurring expense (a)	—	0.0%	30,707	38.9%
Depreciation	4,022	4.6%	3,799	4.8%
Amortization	1,804	2.1%	321	0.4%
Management fees	255	0.3%	524	0.7%

Total operating expenses	40,801	46.5%	66,350	84.0%

Other expense	(149)	-0.2%	(140)	-0.2%

Income from operations	7,611	8.7%	(23,273)	-29.5%

Interest expense, net	4,676	5.3%	3,841	4.9%
Interest expense on mandatorily redeemable preferred stock & management purchased options	1,886	2.1%	—	0.0%
Interest expense on junior subordinated notes	3,058	3.5%	3,058	3.9%

Loss before income taxes	(2,009)	-2.3%	(30,172)	-38.2%

(a)	Represents one-time charges for stock options, management bonuses, investment banking, and legal fees incurred in connection with the March 31, 2004 Merger Transaction.

Three Months Ended March 31, 2005 and 2004

Net sales increased $8.7 million, or 11.0%, in the first quarter of 2005 to $87.7 million from $79.0 million in 2004. Sales to franchise and independent (“F&I”) accounts increased $4.0 million from the comparable period in 2004. The increased F&I sales were the result of improved economic activity at the retail level and increased same store sales and an increase in the sales of new products such as chrome plated fasteners. The F&I accounts are typically individual hardware dealers who are members of larger cooperatives, such as TruServ, Ace, and Do-It-Best. Sales to national accounts represented $1.6 million of the $8.7 million total sales increase in the first quarter primarily as a result of increased fastener sales to Lowe’s, Home Depot and Tractor Supply. Other sales, including regional accounts, engraving products and Canadian accounts, were up $3.1 million compared to the first quarter of 2004.

The Company’s gross profit was 55.3% in the first quarter of 2005 compared to 54.7% in the first quarter of 2004. The gross profit rate increase was the result of a decrease in royalty costs together with the price increases implemented in the past year to offset the unfavorable product cost increases.

The Company’s consolidated selling, general and administrative expenses (“S,G&A”) increased $3.7 million or 11.9% from $31.0 million in the first quarter of 2004 to $34.7 million in the first quarter of 2005. Selling expenses increased $2.2 million or 13.8% primarily as a result of an increase in service and display cost at new national account stores and an increase in the use of pricing labels for the conversion of merchant displays to reflect the recent fastener price increase. Warehouse and delivery expenses increased $0.8 million or 7.9% primarily as a result of increased freight and labor on the increased sales volume. General and administrative expenses increased by $0.4 million in the first quarter of 2005 compared to the first quarter of 2004. This increase was primarily the result of higher bank, insurance, and professional fees in the 2005 period compared to the 2004 period. In the first quarter of 2005, the Company recorded a stock compensation charge of $0.3 million in connection with stock and options resulting from the Merger Transaction. No stock compensation charge was required in the first quarter of 2004.

Depreciation expense increased $0.2 million to $4.0 million in the first quarter of 2005 from $3.8 million in the same quarter of 2004 primarily as a result of an increase in the depreciable fixed asset base related to the placement of automated key duplication machines.

Amortization expense of $1.8 million in the first quarter of 2005 increased from $0.3 million in the same quarter of 2004 as a result of the increase in amortizable intangible assets related to the Merger Transaction.

The Company has recorded a management fee charge of $0.3 million for the first quarter of 2005 and $0.5 million for the first quarter of 2004. The Company is obligated to pay management fees to a subsidiary of CHS for management services rendered in the amount of fifty-eight thousand dollars per month, plus out-of-pocket expenses, and to pay management fees to a subsidiary of Ontario Teacher’s Pension Plan for management services rendered in the amount of twenty-six thousand dollars per month, plus out of pocket expenses, for each month commencing with the closing date of the Merger Transaction. The Company was obligated to pay management fees to a subsidiary of Allied Capital for management services rendered in the amount of $1.8 million, plus out-of-pocket expenses, for calendar years subsequent to 2001. The payment of management fees was due annually after delivery of the Company’s annual audited financial statements to the Board of Directors of the Company. The obligation to pay management fees to Allied Capital was terminated upon the payment of outstanding fees in the amount of $2.3 million on March 31, 2004 in connection with the close of the Merger Transaction.

Income from operations for the three months ended March 31, 2005 was $7.6 million, an increase of $0.2 million from the first three months of the prior year after excluding $30.7 million in non-recurring costs recorded in connection with the Merger Transaction.

The Company’s consolidated operating profit margin from operations (income from operations as a percentage of net sales) decreased to 8.7% in the first quarter of 2005 from 9.4% in the same period of 2004 after excluding non-recurring costs recorded in connection with the Merger Transaction. The operating profit margin benefited from the reduction of management fees as a percentage of sales, but this benefit was offset by the increase in stock compensation expense and amortization costs as a percentage of sales which resulted from the Merger Transaction.

Interest expense, net, increased $0.9 million to $4.7 million in the first quarter of 2005 from $3.8 million in 2004. The increase in interest expense was primarily the result of increased Company debt related to the Merger Transaction and the amortization of additional deferred financing costs.

Interest expense on the mandatorily redeemable preferred stock and management purchased options was $1.9 million in the first quarter of 2005. No such interest expense was recorded in the same period of 2004 because the expense is related to the stock and options issued in connection with the Merger Transaction.

The Company also pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.2 million per annum in the aggregate. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. For the quarters ended March 31, 2005 and 2004, the Company paid $3.1 million interest on the Junior Subordinated Debentures, which is equivalent to the amounts distributed by the Trust on the Trust Preferred Securities.

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

The Company recorded a tax provision for income taxes of $0.2 million on pre-tax losses of $2.0 million in the first quarter of 2005. The effective tax rate in the first quarter of 2005 was (10.0)% compared to 36.0% in the first quarter of 2004. The decrease in the effective tax rate is primarily from non-deductible interest on the mandatorily redeemable preferred stock, stock compensation expense and stock option compensation expense.

Cash Flows

The statements of cash flows reflect the changes in cash and cash equivalents for the three months ended March 31, 2005 and the three months ended March 31, 2004 by classifying transactions into three major categories: operating, investing and financing activities.

Operating Activities

The Company’s main source of liquidity is cash generated from routine operating activities represented by changes in inventories, accounts receivable, accounts payable, and other assets plus the net income or loss adjusted for non-cash charges for depreciation, amortization, deferred taxes, PIK interest, interest on mandatorily redeemable preferred stock and management purchased options.

Cash used by operating activities was $11.7 million in the first three months of 2005 compared to $0.7 million in the same prior year period. Operating cash outflows have historically been greatest in the first quarter as selling volume and inventory levels generally increase as the Company approaches the stronger spring and summer selling seasons. The seasonal working capital impact was greater in the first quarter of 2005 as the net operating assets including inventory, accounts receivable, other assets and accounts payable increased $11.9 million compared to only $1.1 million in 2004.

Investing Activities

The principal recurring investing activities are property additions primarily for key duplicating machines. Net property additions for the first three months of 2005 were $4.2 million compared to $2.6 million in the comparable prior year period. The increase in capital expenditures in the first three months of 2005 compared to the prior year period results from a $1.4 million increase in leasehold improvements and construction in process primarily related to the expansion of the Cincinnati office location and the relocation and build out of the Tempe office location. The amount of expenditures for key duplicating machines was $2.3 million in the first quarter of 2005 and represents an increase of $0.2 million compared to 2004.

Financing Activities

Net cash used by financing activities for the three months ended March 31, 2005 was $0.6 million compared to net cash provided of $4.7 million for the comparable period in 2004. The 2005 reduction in cash provided by financing activities is primarily a function of reduced borrowings under the revolving credit facility together with an increase in principal repayments on the senior term loans. The Company’s cash balances, rather than revolver borrowings, were used to fund the seasonal increase in working capital requirements for the first three months of 2005 compared to the same period of 2004.

Liquidity and Capital Resources

The Company’s working capital position (defined as current assets less current liabilities) of $89.9 million at March 31, 2005 represents an increase of $1.2 million from the December 31, 2004 level of $88.7 million. The primary factors for this increase were the seasonal increase in inventories and accounts receivable of $15.2 million combined with a reduction in accrued pricing allowances of $4.9 million which were partially offset by the reduction in cash of $16.4 million and increase in accounts payable of $3.2 million. The Company’s current ratio (defined as current assets divided by current liabilities) increased to 2.62x at March 31, 2005 from 2.52x at December 31, 2004.

The Company’s contractual obligations in thousands of dollars as of March 31, 2005 are summarized below:

		Payments Due
		Less Than 1	1 to 3	3 to 5	More Than 5
Contractual Obligations	Total	Year	Years	Years	Years
Junior Subordinated Debentures (1)	$114,330	$—	$—	$—	$114,330
Long Term Senior Term Loans	215,325	2,175	4,350	4,350	204,450
Long Term Unsecured Subordinated Notes	48,366	—	—	—	48,366
Operating Leases	30,561	6,814	7,625	4,857	11,265
Mandatorily Redeemable Preferred Stock	63,998				63,998
Management Purchased Options	3,698				3,698
Deferrred Compensation Obligations	4,357	75	150	150	3,982
Capital Lease Obligations	131	44	80	7	—
Other Long Term Obligations	5,379	1,543	950	562	2,324

Total Contractual Cash Obligations	$486,145	$10,651	$13,155	$9,926	$452,413

(1)	The junior subordinated debentures liquidation value is approximately $105,446.

All of the obligations noted above are reflected on the Company’s Consolidated Balance Sheet as of March 31, 2005 except for the Operating Leases.

As of March 31, 2005, the Company had $34.1 million available under its credit facilities. The Company had approximately $215.4 million of outstanding debt under its collateralized credit facilities at March 31, 2005, consisting of $215.3 million in a term loan and $0.1 million in capitalized lease obligations. The term loan consisted of a $215.3 million Term B Loan (the “Term Loan B”) currently at a six (6) month LIBOR rate of 5.50%. The capitalized lease obligations were at various interest rates.

As of March 31, 2005, the Company had purchase commitments which totaled $0.5 million for the expansion of the Cincinnati office location. The Company had no other material purchase commitments for capital expenditures.

Interest on the Subordinated Debt Issuance of $47.5 million which matures September 30, 2011 is at a fixed rate of 13.5% per annum, with cash interest payments being required on a quarterly basis at a fixed rate of 11.25% commencing April 15, 2004. The outstanding principal balance of the Subordinated Debt Issuance shall be increased on a quarterly basis at the remaining 2.25% fixed rate (the “PIK Amount”). All of the PIK Amounts are due on the maturity date of the Subordinated Debt Issuance. As of March 31, 2005, the outstanding Subordinated Debt Issuance including the PIK Amounts was $48.4 million.

The Senior Credit Agreement, among other provisions, contains financial covenants requiring the maintenance of specific leverage and interest coverage ratios and levels of financial position, restricts the incurrence of additional debt and the sale of assets, and permits acquisitions with the consent of the lenders. The Company was in full compliance with all provisions of the Senior Credit Agreement as of March 31, 2005.

Critical Accounting Policies and Estimates

Significant accounting policies and estimates are summarized in the footnotes to the annual consolidated financial statements. Some accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate. Management believes these estimates and assumptions are reasonable based on the facts and circumstances as of March 31, 2005, however actual results may differ from these estimates under different assumptions and circumstances.

We identified our critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. We believe there have been no changes in these critical accounting policies. We have summarized our critical accounting policies either in the notes to the consolidated financial statements or below:

Revenue Recognition:

Revenue from sales of products is recorded upon the passing of title and risks of ownership to the customer, which occurs upon the shipment of goods.

The Company offers a variety of sales incentives to its customers primarily in the form of discounts, rebates and slotting fees. Discounts are recognized in the financial statements at the date of the related sale. Rebates are estimated based on the anticipated rebate to be paid, and a portion of the estimated cost of the rebate is allocated to each underlying sales transaction. Slotting fees are used on an infrequent basis and are not considered to be significant. Discounts, rebates and slotting fees are included in the determination of net sales.

The Company also establishes reserves for customer returns and allowances. The reserve is established based on historical rates of returns and allowances. The reserve is adjusted quarterly based on actual experience.

Accounts Receivable and Allowance for Doubtful Accounts:

The Company establishes the allowance for doubtful accounts using the specific identification method and also provides a reserve in the aggregate. The estimates for calculating the aggregate reserve are based on historical information. The allowance for doubtful accounts was $492 and $524 as of March 31, 2005 and 2004, respectively.

Inventory Realization:

Inventories consisting predominantly of finished goods are valued at the lower of cost or market, cost being determined principally on the first-in, first-out method. Excess and obsolete inventories are carried at net realizable value. The historical usage rate is the primary factor used by the Company in assessing the net realizable value of excess and obsolete inventory. A reduction in the carrying value of an inventory item from cost to market is recorded for inventory with no usage in the preceding twenty-four month period or with on hand quantities in excess of twenty-four months average usage. The inventory reserve amounts were $3,996 and $3,474 at March 31, 2005 and 2004, respectively.

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

Self-insurance Reserves:

The Company self insures its product liability, worker’s compensation and general liability losses up to $250 thousand per occurrence. Catastrophic coverage is maintained for occurrences in excess of $0.25 million up to $35.0 million.

The Company self insures its group health claims up to an annual stop loss limit of $150 thousand per participant. Aggregate coverage is maintained for annual group health insurance claims in excess of 125% of expected claims.

Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claim data and certain actuarial assumptions.

Inflation

The Company is sensitive to inflation present in the economies of the United States and our foreign suppliers located primarily in Taiwan and China. Inflation in recent years prior to 2004 produced only a modest impact on the Company’s operations; however the recent growth in China’s economic activity has increased overall demand for materials used in the manufacture of our products. This increased demand produced cost increases for certain of our fastener products which exceeded the prevailing rate of inflation. Continued inflation and resulting cost increases over a period of years would result in significant increases in inventory costs and operating expenses. However, such higher cost of sales and operating expenses can generally be offset by increases in selling prices, although the ability of the Company’s operating divisions to raise prices is dependent on competitive market conditions.

Forward Looking Statements

Certain disclosures related to acquisitions and divestitures, refinancing, capital expenditures, resolution of pending litigation and realization of deferred tax assets contained in this quarterly report involve substantial risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” “project” or the negative of such terms or other similar expressions.

These forward-looking statements are not historical facts, but rather are based on management’s current expectations, assumptions and projections about future events. Although management believes that the expectations, assumptions and projections on which these forward-looking statements are based are reasonable, they nonetheless could prove to be inaccurate, and as a result, the forward-looking statements based on those expectations, assumptions and projections also could be inaccurate. Forward-looking statements are not guarantees of future performance. Instead, forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause the Company’s strategy, planning, actual results, levels of activity, performance, or achievements to be materially different from any strategy, planning, future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Actual results could differ materially from those currently anticipated as a result of a number of factors, including the risks and uncertainties discussed under captions “Risk Factors” set forth in Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements.

All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements included in this report and the risk factors referenced above; they should not be regarded as a representation by the Company or any other individual. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur or be materially different from those discussed.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to the impact of interest rate changes as borrowings under the Senior Credit Facility bear interest at variable interest rates. It is the Company’s policy to enter into interest rate transactions only to the extent considered necessary to meet objectives. On April 28, 2004, the Company entered into an Interest Rate Swap Agreement (“Swap”) with a two-year term for a notional amount of $50 million. The Swap fixes the interest rate on $50 million of the Senior Term Loan at a rate of 1.17% plus the applicable interest rate margin for the first three months of the Swap with incremental increases ranging from 28 to 47 basis points in each successive quarter. Based on Hillman’s exposure to variable rate borrowings at March 31, 2005, a one percent (1%) change in the weighted average interest rate for a period of one year would change the annual interest expense by approximately $1.7 million.

The Company is exposed to foreign exchange rate changes of the Canadian currency as it impacts the $1.5 million net asset value of its Canadian subsidiary, The Hillman Group Canada, Ltd., as of March 31, 2005. Management considers the Company’s exposure to foreign currency translation gains or losses to be minimal.

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

(b) There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1 – Legal Proceedings.

From time to time, we become involved in ordinary, routine or regulatory legal proceedings incidental to the business. As of May 13, 2005, we were not a party to any material legal proceeding.

Items 2, 3, 4 & 5 - None.

Item 6 – Exhibits .

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

DATE: May 13, 2005