Form 10-K/A
period 2004-12-31
HILLMAN COMPANIES INC
filed 2006-03-28
CIK 1029831

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
AMENDMENT NO. 1
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
     YES ☐            NO ☑
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
     YES ☐            NO ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☑
On March 28, 2006, there were 6,212.9 Class A Common Shares issued and outstanding, 1,000.0 Class B Common Shares issued and outstanding, 2,787.1 Class C Common Shares issued and outstanding, 82,104.8 Class A Preferred Shares issued and outstanding by the Registrant and 57,282.4 Class A Preferred Shares issued and outstanding by the Hillman Investment Company and 4,217,724 Trust Preferred Securities issued and outstanding by the Hillman Group Capital Trust. The Trust Preferred Securities trade on the American Stock Exchange under symbol HLM.Pr. The aggregate market value of the Trust Preferred Securities held by non-affiliates at June 30, 2004 was $113,878,548.

Explanatory Note:
This Amendment to The Hillman Companies, Inc. (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2004 (the “Amendment”) is being filed (i) to restate certain amounts to correct our financial statements as explained in “Item 8. Financial Statements and Supplementary Data—Note 2. Restatement of Financial Statements,” (ii) to amend “Item 9A. Controls and Procedures,” to disclose certain matters identified in connection with the Company’s evaluation, under the supervision and with the participation of the Company’s management, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the U.S. Securities and Exchange Commission (“SEC”) Rules 13a-15 and 15d-15 under the Exchange Act and (iii) to amend Item 1 in Part I, Items 6, 7 and 8 in Part II, Item 15 in Part IV and the “Forward-Looking Information” section. The Company has also made conforming updates to the index and signature page. Items not being amended and restated are presented for the convenience of the reader only. This Amendment continues to describe conditions as of the date of the original filing of the Annual Report on Form 10-K for the year ended December 31, 2004 and the Company has not updated the disclosures contained therein to reflect events that occurred at a later date, except for items relating specifically to the restatement, and items relating specifically to disclosure controls and procedures. Therefore, this Amendment should be read together with other documents that the Company has filed with the SEC subsequent to the filing of the original Annual Report on Form 10-K for the year ended December 31, 2004. Information in such reports and documents updates and supercedes certain information contained in this Amendment.

PART I
Item 1 – Business.
General
The Hillman Companies, Inc. (“Hillman” or the “Company”) is one of the largest providers of hardware-related products and related merchandising services to retail markets in North America. The Company’s principal business is operated through its wholly-owned subsidiary, The Hillman Group, Inc. (the “Hillman Group”) which had sales of approximately $351.6 million in 2004 (as restated, see Note 2, Restatement of Financial Statements, of Notes to Consolidated Financial Statements). The Hillman Group sells its products to hardware stores, home centers, mass merchants, pet supply stores, and other retail outlets principally in the United States, Canada, Mexico and South America. Product lines include thousands of small parts such as fasteners and related hardware items; keys, key duplication systems and accessories; and identification items, such as, tags and letters, numbers, and signs. The Company supports its product sales with value added services including design and installation of merchandising systems and maintenance of appropriate in-store inventory levels.
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
As a result of the change of control, an affiliate of CHS owns 49.1% of the Company’s common stock and 54.5% of the Company’s voting common stock, Ontario Teacher’s Pension Plan (“OTPP”) owns 27.9% of the Company’s common stock and 31.0% of the Company’s voting common stock and HarbourVest Partners VI owns 8.7% of the Company’s common stock and 9.7% of the Company’s voting common stock. OTPP’s voting rights with respect to the election of directors to the Board is limited to the lesser of 30.0% or the actual percentage of voting common stock held. Certain members of management own 14.1% of the Company’s common stock and 4.5% of the Company’s voting common stock. For a discussion of the Company’s capital stock, see Note 14, Common and Preferred Stock, of Notes to Consolidated Financial Statements.
For additional information on certain of the transactions, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
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
The Hillman Group
The Company is organized as a single business segment, the Hillman Group. With annualized sales of approximately $351.6 million, the Hillman Group believes it is the leading provider of fasteners and related small hardware items; keys, key duplication systems and related accessories, and identification items, such as tags and letters, numbers and signs (“LNS”) to retail outlets in North America. Retail outlets served by Hillman include hardware stores, home centers, mass merchants, pet supply stores, grocery stores and drug stores. Through its field sales and service organization, Hillman complements its extensive product selection with value-added services for the retailer.
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
The Company ships its products from twelve strategically located distribution centers in the U.S and Canada (See Item 2 – Properties). In 2002, Hillman invested $9.8 million in a state of the art distribution facility in Cincinnati, Ohio. In addition to improving order turnaround time and reducing labor costs, the new facility provides additional capacity to accommodate future sales growth. In 2004, the Company moved into a new facility in Lewisville, Texas and the implementation of warehouse management technology was completed in December. A similar undertaking was started on the Shafter, California facility with an expected completion date of April 2005.
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
Hillman sells its products to approximately 20,000 customers, the top five of which accounted for 44.4% of its annualized sales. Lowe’s is the single largest customer, representing 17.7% of total sales, Wal-Mart is the second largest at 10.4% and Home Depot is the third largest at 10.4%. No other customer accounted for more than 10% of the Company’s total sales in 2004.
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
Management believes the Company consistently is able to be responsive to the needs of the F&I retailers because it employs the largest direct sales organization in the retail home industry. This organization consists of 226 people, managed by 17 field managers. Each sales representative is responsible for approximately 50 full service accounts that they call on approximately every two weeks. Coupled with the efforts of the Marketing

Department, the sales force not only sells products, but can sell merchandising and technological support capabilities as well. The Marketing Department provides support through the development of new products, sales collateral material, promotional items, merchandising aids and marketing services such as advertising and trade show management. Its electronic data interchange (“EDI”) system is used by a number of its large customers for handling of orders and invoices.
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
These factors could have a material adverse affect on the Company’s business, financial condition and results of operations.
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
Insurance Arrangements
Under the Company’s current insurance programs, commercial umbrella coverage is obtained for catastrophic exposure and aggregate losses in excess of expected claims. Since October 1991, the Company has retained the exposure on certain expected losses related to worker’s compensation, general liability and automobile. The Company also retains the exposure on expected losses related to health benefits of certain employees. The Company believes that its present insurance is adequate for its businesses. See Note 19, Commitments and Contingencies, of Notes to Consolidated Financial Statements of the Company as of and for the three years ended December 31, 2004.
Employees
As of December 31, 2004, the Company had 1,794 full time and part time employees. In the opinion of management, employee relations are good.
Backlog
The Company’s sales backlog from ongoing operations was $5.7 million as of December 31, 2004, and $4.8 million as of December 31, 2003.

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
The Trust Preferred Securities have a liquidation value of $25.00 per security. As of March 22, 2005, there were 731 holders of Trust Preferred Securities and fifteen (15) common stockholders. The total number of Trust Preferred Securities outstanding as of March 25, 2005 was 4,217,724. The total number of shares of Common Stock outstanding as of March 25, 2005 was 10,000.
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
The following table sets forth selected consolidated financial data (as restated, see Note 2 of Notes to Consolidated Financial Statements) of the Pre-predecessor as of and for the year ended December 31, 2000 and the nine months ended September 30, 2001; and consolidated financial data of the Predecessor as of and for the three months ended March 31, 2004, the two years ended December 31, 2003 and the three months ended December 31, 2001; and consolidated financial data of the Successor as of and for the nine months ended December 31, 2004. See the accompanying Notes to Consolidated Financial Statements and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information regarding the acquisition of the Company by CHS and the Company’s debt refinancing as well as other acquisitions that affect comparability.

	Successor	Predecessor
	Nine Months	Three Months			Three Months	Three
	Ended	Ended	Year Ended	Year Ended	Ended	Months Ended
	12/31/04 As	03/31/04	12/31/03	12/31/02	12/31/01	12/31/01
($ in 000’s)	Restated	As Restated	As Restated	As Restated (3)	As Reported	As Restated
Income Statement Data:
Net sales	$273,374	$78,190	$317,671	$286,599	$60,040	$61,538
Gross profit	150,402	42,807	174,316	160,503	34,442	35,249
Non-recurring expense (2)	—	30,707	—	—	—	—
Net income (loss)	779	(20,366)	(5,709)	5,243	(2,909)	(2,128)

Balance Sheet Data at December 31:
Total assets	$628,899	N/A	$354,253	$375,653	$339,961	$352,960
Long-term debt and capitalized lease obligations (1)	264,101	N/A	150,338	147,175	128,739	130,836

	Pre-predecessor(4)
	Nine Months	Nine Months	Year	Year
	Ended	Ended	Ended	Ended
	9/30/01	9/30/01	12/31/00	12/31/00
($ in 000’s)	As Reported	As Restated	As Reported	As Restated
Income Statement Data:
Continuing Operations
Net sales	$341,307	$340,426	$462,839	$463,428
Gross profit	143,564	142,986	184,660	184,979
Gain on contribution of subsidiaries (5)	—	—	49,115	49,115
Income (loss) before discontinued operations (5)	(1,327)	(1,097)	27,290	28,435
Income (loss) from discontinued operations (5)	—	—	(2,610)	(2,610)
Net income (loss)	$(1,327)	$(1,097)	$24,680	$25,825

Balance Sheet Data at December 31:
Total assets	N/A	N/A	$320,960	$326,108
Long-term debt and capitalized lease obligations (1)	N/A	N/A	$102,790	$102,790

(1)	Includes current portion of long-term debt and capitalized lease obligations

(2)	Non-recurring expenses incurred in connection with the CHS Merger including $24,353 for stock options granted at an exercise price below fair market value, $4,035 in investment banking and legal fees, $1,922 in management bonuses and $397 in payroll taxes. See the Notes to the Consolidated Financial Statements for further details.

(3)	Total assets and long-term debt and capitalized lease obligations as reported as of December 31, 2002 were $363,194 and $146,716, respectively

(4)	Financial data for the nine months ended September 30, 2001 and the year ended December 31, 2000 include the operating results of the SunSource Technology Services business, the assets of which were sold pursuant to an Asset Purchase Agreement on September 28, 2001.

(5)	This information is not included in the current Consolidated Statements of Operations for the three years ended December 31, 2004, however, it was included in prior years when applicable.

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
The Company’s principal business is operated through its wholly-owned subsidiary, The Hillman Group, which had sales of approximately $351.6 million in 2004. The Hillman Group sells its product lines and provides its services to hardware stores, home centers, mass merchants, pet supply stores, and other retail outlets principally in the United States, Canada, Mexico and South America. Product lines include thousands of small parts such as fasteners and related hardware items; keys, key duplication systems and accessories; and identification items, such as, tags and letters, numbers, and signs. Services offered include design and installation of merchandising systems and maintenance of appropriate in-store inventory levels.
Restatement of Financial Statements
As discussed more fully in Note 2, Restatement of Financial Statements, of Notes to Consolidated Financial Statements, the Company has restated the previously issued consolidated financial statements for the years ended December 31, 2002 and 2003, the three months ended March 31, 2004 and the nine months ended December 31, 2004.
Management’s discussion and analysis should be read in conjunction with the restated consolidated financial statements and notes thereon in Item 8 of this Form 10-K/A. All items within the management’s discussion and analysis have been updated to reflect the impact of the restatement.
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
Financing Arrangements
On March 31, 2004, the Company, through its Hillman Group subsidiary, refinanced its revolving credit and senior term loans with a Senior Credit Agreement (the “Senior Credit Agreement”) consisting of a $40.0 million revolving credit facility (the “Revolver”) and a $217.5 million term loan (the “Term Loan”). The Senior Credit Agreement has a seven-year term and provides borrowings at interest rates based on the London Interbank Offered Rates (the “LIBOR”) plus a margin of between 2.25% and 3.00% (the “LIBOR Margin”), or prime (the “Base Rate”) plus a margin of between 1.25% and 2.0% (the “Base Rate Margin”). The applicable LIBOR Margin and Base Rate Margin is based on the Company’s leverage as of the last day of the preceding fiscal quarter. In accordance with the Senior Credit Agreement, letter of credit commitment fees are based on the average daily face amount of each outstanding letter of credit multiplied by a letter of credit margin of between 2.25% and 3.00% per annum (the “Letter of Credit Margin”). The Letter of Credit Margin is also based on the Company’s leverage at the date of the preceding fiscal quarter. The Company also pays a commitment fee of 0.50% per annum on the average daily unused Revolver balance.
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
In February 2003, G-C sold the assets of its largest operating division, Kar Products. The proceeds of the sale were primarily used to pay down G-C’s senior creditors. Following the sale of Kar Products, the Company estimated the enterprise value of G-C based on the cash flows and book value of the remaining operating division under a held for sale methodology. The excess of the estimated enterprise value less debt obligations senior to the G-C note were determined to be insufficient to support the value of the G-C note and accrued interest thereon. Accordingly, the Company recorded an $11.3 million charge to income during the year ended December 31, 2003 to write-down the face value of the note and accrued interest thereon to zero.
The G-C note was distributed to the Company’s common stockholders on March 31, 2004.

Results of Operations
Sales and Profitability for each of the Three Years Ended December 31

	(dollars in thousands)
	2004 (a)		2003		2002
		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total
	(As Restated)		(As Restated)		(As Restated)
Net sales	$351,564	100.0%	$317,671	100.0%	$286,599	100.0%
Cost of sales (exclusive of depreciation and amortization shown below)	158,355	45.0%	143,355	45.1%	126,096	44.0%

Gross profit	193,209	55.0%	174,316	54.9%	160,503	56.0%

Operating expenses:
Selling	67,796	19.3%	57,939	18.2%	54,872	19.1%
Warehouse & delivery	44,245	12.6%	40,590	12.8%	33,048	11.5%
General & Administrative	18,221	5.2%	22,229	7.0%	23,740	8.3%
Stock compensation expense	272	0.1%	—	0.0%	—	0.0%

Total SG&A	130,534	37.1%	120,758	38.0%	111,660	39.0%
Non-recurring expense (b)	30,707	8.7%	—	0.0%	—	0.0%
Depreciation	15,187	4.3%	14,399	4.5%	12,004	4.2%
Amortization	5,748	1.6%	1,437	0.5%	1,485	0.5%
Management fees	1,329	0.4%	1,800	0.6%	1,800	0.6%

Total operating expenses	183,505	52.2%	138,394	43.6%	126,949	44.3%

Gain on termination of defined benefit pension plan (c)	—	0.0%	—	0.0%	1,231	0.4%
Other income (expense)	277	0.1%	681	0.2%	320	0.1%

Income from operations	9,981	2.8%	36,603	11.5%	35,105	12.2%

Interest expense	17,539	5.0%	15,405	4.8%	12,982	4.5%
Interest expense on mandatorily redeemable preferred stock & management purchased preferred options	5,458	1.6%	—	0.0%	—	0.0%
Interest expense on junior subordinated notes	12,609	3.6%	—	0.0%	—	0.0%
Investment income on trust common securities	(378)	-0.1%	—	0.0%	—	0.0%
Distributions on guaranteed preferred beneficial interests	—	0.0%	12,231	3.9%	12,231	4.3%
Write-down of note receivable	—	0.0%	11,258	3.5%	—	0.0%

Income (loss) before taxes	(25,247)	-7.2%	(2,291)	-0.7%	9,892	3.5%

(a)	For the purpose of comparing the Company’s results of operations for each of the three years ended December 31, 2004, the results of the Predecessor Operations for the three months ended March 31, 2004 have been combined with the results of the Successor Operations for the nine months ended December 31, 2004.

(b)	Represents one-time charges for stock options, management bonuses, investment banking, and legal fees incurred in connection with the March 31, 2004 Merger Transaction.

(c)	Represents income as a result of the final settlement of the Company’s defined benefit plans in 2002.

Years Ended December 31, 2004 and 2003
Net sales increased $33.9 million or 10.7% in 2004 to $351.6 million from $317.7 million in 2003. Sales to national accounts represented $19.4 million of the $33.9 million total sales increase. The new store growth of our national accounts customers was primarily responsible for the increased fastener, keys, and LNS sales to Lowe’s, increased keys and LNS sales to Home Depot, and increased keys sales to Wal-Mart. Sales to Franchise and Independent (“F&I”) accounts increased $9.4 million from 2003 primarily due to improved economic activity at the retail level and increased sales of galvanized fasteners used in the newly formulated treated lumber. The F&I accounts are typically individual hardware dealers who are members of larger cooperatives, such as Tru-Serv, Ace, and Do-It-Best. In addition, the regional and engraving accounts increased $3.3 million over the comparable period in 2003. The regional accounts represent mid-sized hardware and lumber chains. Sales by our Canadian division increased $1.3 million, export sales increased $0.7 million, and other sales were $0.2 million less than the prior year.
The Company’s sales backlog, based upon cancelable purchase orders, was $5.7 million as of December 31, 2004 and $4.8 million as of December 31, 2003.
The Hillman Group’s gross margin of 55.0% in 2004 increased slightly from 54.9% in 2003. Price increases together with production efficiencies following the December 2003 consolidation of the Rockford packaging and distribution facility into the Company’s Cincinnati facility offset the rising cost of the Company’s products.
The Company’s consolidated selling, general and administrative (“S,G&A”) expenses increased $9.7 million or 8.1% from $120.8 million in 2003 to $130.5 million in 2004. Selling expenses increased $9.8 million or 17.1% primarily as a result of increased servicing and display costs at new national account stores. Warehouse and delivery expenses increased $3.6 million or 8.9% as a result of increased freight and labor costs of $2.8 million to process and ship the additional sales volume. General and administrative expenses decreased by $4.0 million or 18.0% as a result of a substantial decrease in medical claims experienced in 2004 compared to 2003 which included $1.5 million in claims by an employee for medical services. In addition, 2004 expense declined further from 2003 as a result of the elimination of several positions from our corporate office and Tempe facility together with the December 2003 shutdown of the Rockford facility. Stock compensation expenses from stock options related to the Merger Transaction were $0.3 million in 2004. There was no stock compensation expense in 2003.
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
The Company has recorded a management and transaction fee charge of $1.3 million for 2004 and $1.8 million for 2003. The Company is obligated to pay management fees to a subsidiary of CHS for management services rendered in the amount of fifty-eight thousand dollars per month, plus out of pocket expenses, and to pay transaction fees to a subsidiary of OTPP in the amount of twenty-six thousand dollars per month, plus out of pocket expenses, for each month commencing with the closing date of the Merger Transaction. The Company was obligated to pay management fees to a subsidiary of Allied Capital for management services rendered in the amount of $1.8 million, plus out of pocket expenses, for calendar years subsequent to 2001. The payment of management fees was due annually after delivery of the Company’s annual audited financial statements to the Board of Directors of the Company. The obligation to pay management fees to Allied Capital was terminated upon the payment of outstanding fees in the amount of $2.3 million on March 31, 2004 in connection with the close of the Merger Transaction.

Income from operations for the year ended December 31, 2004 was $40.7 million after excluding $30.7 million in non-recurring costs recorded in connection with the Merger Transaction. This represents an increase of $4.1 million or 11.2% from the $36.6 million for the year ended December 31, 2003.
The Company’s consolidated operating profit margin from operations (income from operations as a percentage of net sales) was up nominally from 11.5% in 2003 to 11.6% in 2004 after excluding non-recurring costs recorded in connection with the Merger Transaction. The operating profit margin benefited from the reduction of S,G&A expenses and management fees as a percentage of sales, but these benefits were offset by the increase in amortization costs as a percentage of sales which resulted from the Merger Transaction.
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
The Company pays interest to the Trust on the junior subordinated debentures underlying the trust preferred securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.6 million per annum in the aggregate. The Company receives investment income on the trust common securities in the amount of $0.4 million per annum. The Trust distributes the equivalent net amount to the holders of the trust preferred securities. For the years ended December 31, 2004 and 2003, the Company paid interest net of investment income of $12.2 million on the junior subordinated debentures, which is equivalent to the amounts distributed by the Trust on the trust preferred securities.
The Company also pays interest to the Trust on the junior subordinated debentures underlying the trust common securities at the rate of 11.6% per annum on their face amount of $3.3 million, or $0.4 million per annum in the aggregate. The Trust distributes an equivalent amount to the Company as a distribution on the underlying trust common securities. For the year ended December 31, 2004, the Company paid $0.4 million interest on the Junior Subordinated Debentures, which is equivalent to the amounts received by the Company as investment income.
See Note 7, Income Taxes, of Notes to Consolidated Financial Statements of the Company for the three years ended December 31, 2004, for income taxes and disclosures related to 2004 and 2003 income tax events.
Years Ended December 31, 2003 and 2002
Net sales from the Hillman Group operations increased $31.1 million or 10.8% in 2003 to $317.7 million from $286.6 million in 2002. DIY was acquired from the Fastenal Company in October 2002 and it contributed $12.8 million of the 2003 sales increase. Increased fastener sales to Lowe’s represented $4.4 million of the $31.1 million total sales increase in 2003 over 2002. In May 2002, Hillman began supplying all Lowe’s locations following the acquisition of the specialty fastener business from R&B, Inc. Sales to other national accounts, including Home Depot and Wal-Mart, increased by an aggregate $6.7 million in 2003 compared to 2002, primarily as a result of new store growth. In addition, the regional and engraving accounts together with F&I accounts increased $6.8 million over the comparable period in 2002. The regional accounts represent mid-sized hardware and lumber chains. The F&I accounts are typically individual dealers who are members of larger cooperatives, such as Tru-Serv, Ace, and Do-It-Best. Sales by our Canadian division increased $0.5 million, Export sales increased $0.7 million, and other sales decreased $0.8 million from 2002.
The Company’s sales backlog, based upon cancelable purchase orders, was $4.8 million as of December 31, 2003 and $3.0 million as of December 31, 2002.
The Hillman Group’s gross margin was 54.9% in 2003 compared with 56.0% in 2002. The increase in sales volume generated from the newly acquired DIY division was made primarily to warehouse accounts at lower margin rates than other typical Hillman accounts. The resultant shift in sales mix contributed to the 1.1% decrease in gross margin in the comparison period.
The Company’s consolidated selling, general and administrative expenses increased $9.1 million or 8.2% from $111.7 million in 2002 to $120.8 million in 2003. Selling expenses increased $3.1 million or 5.5% primarily as a result of servicing costs at new national account stores. Warehouse and delivery expenses increased $7.5 million or 23.0% as a result of increased freight and labor costs to process and ship the additional sales volume. General and administrative expenses decreased by $1.5 million or 6.4% primarily as a result of the closing of the Philadelphia corporate office in May 2002 and moving the corporate operations to Cincinnati.
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
Income from operations for the year ended December 31, 2003 was $36.6 million. This represents an increase of $2.7 million or 8.1% from the $33.9 million for the year ended December 31, 2002 after excluding a one-time gain of $1.2 million on termination of the pension plan.
The Company’s consolidated operating profit margin from operations (income from operations as a percentage of net sales) decreased to 11.5% in 2003 from 11.9% after excluding a one-time gain on termination of the pension plan in 2002. The operating profit margin decreased as a result of lower gross profit on the change in sales mix discussed above and the increase in depreciation expense which resulted from the larger depreciable fixed asset base. The operating profit margin benefited from the reduction of S,G&A expenses as a percentage of sales.
Interest expense, net, increased $2.4 million to $15.4 million in 2003 from $13.0 million in 2002. The increase in interest expense, net of interest income, was primarily the result of a decrease in interest income recorded on the $10.0 million note received from Glencoe from sale of the Company’s interest in GC-Sun Holdings L.P. The Company recorded no interest income in 2003 as compared to $1.3 million in 2002. The remaining increase in interest expense was primarily the result of additional borrowings to finance the expansion and automation of the Company’s distribution facility, to purchase the Lowe’s specialty fastener business from R&B, Inc., and to purchase the DIY division of Fastenal Company.
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
See Note 7, Income Taxes, of Notes to Consolidated Financial Statements of the Company for the three years ended December 31, 2004, for income taxes and disclosures related to 2003 and 2002 income tax events.

Liquidity and Capital Resources
Excluding the non-cash adjustment of $24.4 million for a stock option grant, net cash provided by operating activities for the year ended December 31, 2004 was $4.3 million, primarily due to cash related adjustments of $4.1 million for routine operating activities represented by changes in inventories, accounts receivable, accounts payable, and other assets. The net income adjusted for non-cash charges for depreciation, amortization, dispositions of equipment, deferred taxes, PIK interest, interest on mandatorily redeemable preferred stock and all other was $1.3 million less the prepayment penalty of $1.1 million.
Net cash used for investing activities was $12.0 million for the year ended December 31, 2004. Capital expenditures for the year totaled $12.0 million, consisting of $5.7 million for key duplicating machines, $2.0 million for engraving machines and $4.3 million for equipment purchases.
Net cash provided by financing activities for the year ended December 31, 2004 was $11.8 million, primarily related to the assumption of additional debt in connection with the Merger Transaction.
The Company’s working capital (current assets minus current liabilities) position of $87.7 million as of December 31, 2004, represents an increase of $28.9 million from the December 31, 2003 level of $58.8 million as follows:

Amount
(dollars in thousands)	(as restated)
Increase in cash and cash equivalents	$28,450
Increase in accounts receivable, net	4,219
Decrease in inventories, net	(2)
Decrease in other current assets	(2,950)
Decrease in deferred taxes	(823)
Increase in accounts payable	(6,708)
Decrease in current portion of senior term loan	7,093
Increase in accrued interest	(2,105)
Decrease in other accrued liabilities	2,735
Other items, net	(1,035)

Net increase in working capital for the year ended December 31, 2004	$28,874

The Company’s contractual obligations in thousands of dollars as of December 31, 2004 are summarized below:

		Payments Due (as restated)
	Total	Less Than One Year	1 to 3 Years	3 to 5 Years	More Than Five Years
Contractual Obligations
Junior Subordinated Debentures (1)	$117,690	—	—	—	$117,690
Long Term Senior Term Loans	215,869	$2,175	$4,350	$4,350	204,994
Long Term Unsecured Subordinated Notes	48,090	—	—	—	48,090
Operating Leases	31,670	6,793	8,021	5,017	11,839
Mandatorily Redeemable Preferred Stock	62,232	—	—	—	62,232
Management Purchased Preferred Options	3,577	—	—	—	3,577
Deferred Compensation Obligations	4,223	75	150	150	3,848
Capital Lease Obligations	142	43	82	17	—
Other Long Term Obligations	5,547	1,485	950	793	2,319

Total Contractual Cash Obligations	$489,040	$10,571	$13,553	$10,327	$454,589

(1)	The junior subordinated debentures liquidation value is approximately $108,707.
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
The Company had deferred tax assets aggregating $46.0 million, net of valuation allowance of $15.6 million, and deferred tax liabilities of $72.4 million as of December 31, 2004, as determined in accordance with SFAS 109. Management believes that the Company’s deferred tax assets will be realized through the reversal of existing temporary differences between the financial statement and tax basis, as well as through future taxable income.
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
On March 31, 2004, the Company was acquired by an affiliate of CHS. In connection with the CHS acquisition, the Company is obligated to pay management fees to a subsidiary of CHS in the amount of $58 thousand per month and to pay transaction fees to a subsidiary of OTPP in the amount of $26 thousand per month, plus out of pocket expenses, for each month commencing with the closing date of the Merger Transaction. The Company has recorded management fee charges and expenses from CHS and OTPP of $0.8 million for the nine month period ended December 31, 2004.
The Predecessor Company incurred interest expense to Allied Capital on the unsecured subordinated note at a fixed rate of 18.0% per annum. Cash interest payments were required on a quarterly basis at a fixed rate of 13.5% with the remaining 4.5% fixed rate (the “PIK Amount”) being added to the principal balance. The subordinated debt and accrued interest thereon of $45,571 were paid in full at March 31, 2004 in connection with the Merger Transaction. See discussion above and in Note 10, Long-Term Debt, of Notes to Consolidated Financial Statements.
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
Revenue Recognition:
Revenue is recognized when products are shipped or delivered to customers depending upon when title and risks of ownership have passed.
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
Inventory Realization:
Inventories consisting predominantly of finished goods are valued at the lower of cost or market, cost being determined principally on the weighted average cost method. Excess and obsolete inventories are carried at net realizable value. The historical usage rate is the primary factor used by the Company in assessing the net realizable value of excess and obsolete inventory. A reduction in the carrying value of an inventory item from cost to market is recorded in an inventory reserve for inventory with no usage in the preceding twenty-four month period or with on hand quantities in excess of twenty-four months average usage. The inventory reserve amounts were $3.6 million and $3.2 million at December 31, 2004 and 2003, respectively.
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
Goodwill and Other Intangible Assets:
The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” and accordingly, goodwill is no longer amortized, but is reviewed annually for impairment. Other intangible assets arising principally from the Merger Transaction are amortized on a straight-line basis over periods ranging from four to twenty-three years except the trademarks which are not amortized due to their indefinite useful lives.
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
Investments:
All of the Company’s investments are in marketable equity securities classified as available-for-sale. Available-for-sale securities are carried at fair value with the unrealized gains and losses, net of tax, reported in other comprehensive income.

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
Retirement Benefits:
Certain employees of the Company are covered under a profit-sharing and retirement savings plan (“defined contribution plan”). See Note 16, Retirement Benefits, of Notes to Consolidated Financial Statements for additional information.
Shipping and Handling:
The costs incurred to ship product to customers, including freight and handling expenses, are included in selling, general and administrative expenses on the Company’s Statements of Operations. The Predecessor Company’s shipping and handling costs were $3.6 million, $15.9 million, and $13.9 million for the three months ended March 31, 2004 and the years ended December 31, 2003 and 2002, respectively. The Successor Company’s shipping and handling costs were $12.8 million for the nine months ended December 31, 2004.
Research and Development:
The Company incurs research and development costs consisting primarily of internal wages and benefits in connection with improvements to the key duplicating and engraving machines. The Predecessor Company’s research and development costs were $277 thousand, $1.4 million, and $1.5 million for the three months ended March 31, 2004 and the years ended December 31, 2003 and 2002, respectively. The Successor Company’s research and development costs were $796 thousand for the nine months ended December 31, 2004.
Stock Based Compensation:
For options granted under the 2004 stock option plan (see Note 15), the Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations in accounting for its stock based employee compensation plans. The Company is also subject to disclosure requirements of SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”).

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
Comprehensive Income (Loss):
     The components of comprehensive income (loss) were as follows (dollars in thousands):

	Successor	Predecessor	Predecessor	Predecessor
	Nine months	Three months	Year	Year
	ended	ended	ended	ended
	December 31,	March 31,	December 31,	December 31,
	2004	2004	2003	2002
	(As restated)	(As restated)	(As restated)	(As restated)
Net income (loss)	$779	$(20,366)	$(5,709)	$5,243
Unrealized gains on investments, net	34	16	19	39
Change in derivative security value, net	(18)	—	—	—
Foreign currency translation adjustment, net	(110)	10	(135)	5

Comprehensive income (loss)	$685	$(20,340)	$(5,825)	$5,287

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
Please reference Note 3, Summary of Significant Accounting Policies, of Notes to Consolidated Financial Statements for additional information.
Recent Accounting Pronouncements:
In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. This statement requires that these items be expensed as incurred and not included in overhead. In addition, SFAS 151 requires that allocation of fixed production overhead to conversion costs should be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact from this standard on its results of operations and financial position.
In December 2003, the Financial Accounting Standards Board issued Statement No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). This statement replaced Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently evaluating the impact from this standard on its results of operations and financial position.
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

Item 8 — Financial Statements and Supplementary Data.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

Page(s)
Reports of Independent Registered Public Accounting Firm	30-31

Consolidated Financial Statements:

Consolidated Balance Sheets	32-33

Consolidated Statements of Operations	34

Consolidated Statements of Cash Flows	35

Consolidated Statements of Changes in Stockholders’ Equity	36

Notes to Consolidated Financial Statements	37-67

Financial Statement Schedule:

Valuation Accounts	68

Report of Independent Registered Public Accounting Firm
To The Board of Directors and Stockholders of
The Hillman Companies, Inc.
In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, cash flows and changes in stockholders’ equity present fairly, in all material respects, the financial position of The Hillman Companies, Inc. and its subsidiaries (successor company) at December 31, 2004 and the results of their operations and their cash flows for the nine months ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the accompanying financial statement schedule for the nine months ended December 31, 2004 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial presentation. We believe that our audit provides a reasonable basis for our opinion.
As discussed in Note 13, effective January 1, 2004, the Company adopted the provisions of Statement of Financial Accounting Standards No. 150, “Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity” and FASB Interpretation No. 46(R), “Consolidation of Variable interest Entities — an interpretation of ARB No. 51 (revised December 2003).”
As discussed in Note 2, the Company restated the consolidated financial statements as of December 31, 2004 and for the nine months ended December 31, 2004.
PricewaterhouseCoopers LLP
Cincinnati, Ohio
March 10, 2005, except for Note 2,
   as to which the date is March 27, 2006

Report of Independent Registered Public Accounting Firm
To The Board of Directors and Stockholders of
The Hillman Companies, Inc.
In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, cash flows and changes in stockholders’ equity present fairly, in all material respects, the financial position of The Hillman Companies, Inc. and its subsidiaries (predecessor company) at December 31, 2003 and the results of their operations and their cash flows for the three months ended March 31, 2004 and the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the accompanying financial statement schedule for the three months ended March 31, 2004 and the years ended December 31,2003 and 2002 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 13, effective January 1, 2004, the Company adopted the provisions of Statement of Financial Accounting Standards No. 150, “Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity” and FASB Interpretations No. 46(R), “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51 (revised December 2003).”
As discussed in Note 2, the Company restated the consolidated financial statements for the three months ended March 31, 2004 and as of and for the years ended December 31, 2003 and 2002.
PricewaterhouseCoopers LLP
Cincinnati, Ohio
March 10, 2005, except for Note 2,
   as to which the date is March 27, 2006

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (dollars in thousands)

	Successor	Predecessor
	December 31,	December 31,
	2004	2003
	(as restated,	(as restated,
	see Note 2)	see Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$29,613	$1,163
Restricted investments	75	1,145
Accounts receivable, net	37,370	33,151
Inventories, net	65,835	65,837
Deferred income taxes, net	6,712	7,535
Other current assets	2,820	5,770

Total current assets	142,425	114,601
Property and equipment, net	61,111	64,846
Goodwill	242,267	141,375
Other intangibles, net	167,842	9,631
Deferred income taxes, net	—	10,954
Restricted investments	4,148	5,932
Deferred financing fees, net	6,786	5,638
Investments	432	349
Investment in trust common securities	3,261	—
Other assets	627	927

Total assets	$628,899	$354,253

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,172	$14,464
Current portion of senior term loans	2,175	9,268
Current portion of capitalized lease obligations	43	54
Accrued expenses:
Salaries and wages	4,299	4,875
Pricing allowances	9,681	8,242
Income and other taxes	1,520	1,337
Interest	3,362	1,257
Deferred compensation	75	1,145
Other accrued expenses	12,407	15,142

Total current liabilities	54,734	55,784
Long term senior term loans	213,694	51,290
Bank revolving credit	—	45,524
Long term capitalized lease obligations	99	140
Long term unsecured subordinated notes	48,090	—
Long term unsecured subordinated notes to related party	—	44,062
Junior subordinated debentures	117,690	—
Mandatorily redeemable preferred stock (Note 14)	62,232	—
Management purchased preferred options	3,577	—
Deferred compensation	4,148	5,932
Deferred income taxes, net	33,221	—
Other non-current liabilities	9,770	2,617

Total liabilities	547,255	205,349

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (dollars in thousands)

	Successor	Predecessor
	December 31,	December 31,
	2004	2003
	(as restated,	(as restated,
	see Note 2)	see Note 2)
LIABILITIES AND STOCKHOLDERS’ EQUITY (CONTINUED)
Common stock with put options:
Class A Common stock, $.01 par, 23,141 shares authorized, 407.6 issued and outstanding at December 31, 2004	407	—

Class B Common stock, $.01 par, 2,500 shares authorized, 1,000 issued and outstanding at December 31, 2004	1,000	—

Guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	—	102,364

Commitments and contingencies

Stockholders’ equity:
Preferred Stock:
Preferred stock, $.01 par, 1,000,000 shares authorized, none outstanding at December 31, 2003	—	—
Class A Preferred stock, $.01 par, 238,889 shares authorized, 82,104.8 issued and outstanding at December 31, 2004	1	—

Common Stock:
Common stock, $.01 par, 20,000,000 shares authorized, 7,118,484 issued and outstanding at December 31, 2003	—	71
Class A Common stock, $.01 par, 23,141 shares authorized, 5,805.3 issued and outstanding at December 31, 2004	—	—
Class C Common stock, $.01 par, 30,109 shares authorized, 2,787.1 issued and outstanding at December 31, 2004	—	—
Additional paid-in capital	80,330	52,231
Accumulated deficit	—	(5,709)
Accumulated other comprehensive loss	(94)	(53)

Total stockholders’ equity	80,237	46,540

Total liabilities and stockholders’ equity	$628,899	$354,253

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands)

	Successor	Predecessor
	Nine months	Three months	Year	Year
	ended	ended	ended	ended
	December 31,	March 31,	December 31,	December 31,
	2004	2004	2003	2002
	(as restated,	(as restated,	(as restated,	(as restated,
	see Note 2)	see Note 2)	see Note 2)	see Note 2)
Net sales	$273,374	$78,190	$317,671	286,599
Cost of sales (exclusive of depreciation and amortization shown separately below)	122,972	35,383	143,355	126,096

Gross profit	150,402	42,807	174,316	160,503

Operating expenses:
Selling, general and administrative expenses	99,266	30,996	120,758	111,660
Non-recurring expense (Note 17)	—	30,707	—	—
Stock compensation expense	272	—	—	—
Depreciation	11,388	3,799	14,399	12,004
Amortization	5,427	321	1,437	1,485
Management fee to related party	805	524	1,800	1,800

Total operating expenses	117,158	66,347	138,394	126,949

Gain on termination of defined benefit pension plan (Note 16)	—	—	—	1,231
Other income (expense), net	417	(140)	681	320

Income (loss) from operations	33,661	(23,680)	36,603	35,105

Interest expense, net	13,698	3,841	15,405	12,982
Interest expense on mandatorily redeemable preferred stock and management purchased preferred options	5,458	—	—	—
Interest expense on junior subordinated notes	9,457	3,152	—	—
Investment income on trust common securities	(284)	(94)
Distributions on guaranteed preferred beneficial interests	—	—	12,231	12,231
Write-down of note receivable (Note 5)	—	—	11,258	—

Income (loss) before income taxes	5,332	(30,579)	(2,291)	9,892

Income tax provision (benefit)	4,553	(10,213)	3,418	4,649

Net income (loss)	$779	$(20,366)	$(5,709)	$5,243

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Successor	Predecessor
	Nine months	Three months	Year	Year
	ended	ended	ended	ended
	December 31,	March 31,	December 31,	December 31,
	2004	2004	2003	2002
	(as restated,	(as restated,	(as restated,	(as restated,
	see Note 2)	see Note 2)	see Note 2)	see Note 2)
Cash flows from operating activities:
Net income (loss)	$779	$(20,366)	$(5,709)	$5,243
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,815	4,120	15,836	13,489
Dispositions of property and equipment	75	—	—	1,269
Deferred income tax (benefit)	4,040	(11,608)	1,971	5,405
PIK interest on unsecured subordinated notes	590	506	1,954	1,868
Interest on mandatorily redeemable preferred stock	5,458	—	—	—
Stock option grant	—	24,353	—	—
Write-down of note receivable	—	—	11,258	—
Prepayment penalty	(1,097)	—	—	—
Changes in operating items, net of effects of acquisitions:
Decrease (increase) in accounts receivable, net	380	(4,599)	(2,758)	1,081
Decrease (increase) in inventories, net	1,123	(1,121)	(5,404)	(1,262)
Decrease (increase) in other assets	1,786	1,464	(1,236)	2,484
Increase (decrease) in accounts payable	95	6,613	(3,494)	1,911
(Decrease) increase in other accrued liabilities	(2,380)	670	(2,129)	264
Other items, net	955	6	1,925	(1,114)

Net cash provided by operating activities	28,619	38	12,214	30,638

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	—	20	104
Payment for acquired businesses, net of cash	—	—	—	(21,592)
Capital expenditures	(9,404)	(2,586)	(11,479)	(23,234)
Repurchase of common stock	—	—	—	(231)
Other, net	—	(23)	(143)	1,062

Net cash used for investing activities	(9,404)	(2,609)	(11,602)	(43,891)

Cash flows from financing activities:
Borrowings of senior term loans	217,500	—	—	20,220
Repayments of senior term loans	(62,189)	—	(9,269)	(4,518)
Borrowings of revolving credit loans	4,728	2,680	10,533	—
Repayments of revolving credit loans	(52,932)	—		(1,158)
Borrowings of unsecured subordinated notes	47,500	—	—	—
Repayments of unsecured subordinated notes	(44,569)	—	—	—
Principal payments under capitalized lease obligations	(38)	(14)	(55)	(73)
Payment on STS preferred stock	—	—	—	(174)
Financing fees, net	(7,592)	—	(1,447)	(1,387)
Purchase of predecessor common stock	(239,077)	—	—	—
Receipt of successor equity proceeds	147,980	—	—	—
Merger transaction expenses	(2,171)	—	—	—

Net cash provided by (used for) financing activities	9,140	2,666	(238)	12,910

Net increase (decrease) in cash and cash equivalents	28,355	95	374	(343)

Cash and cash equivalents at beginning of period	1,258	1,163	789	1,132

Cash and cash equivalents at end of period	$29,613	$1,258	$1,163	$789

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands)
							Accumulated
	Predecessor			Additional	Class A		Other	Total
	Common	Successor Common Stock		Paid-in	Preferred	Accumulated	Comprehensive	Stockholders’
	Stock	Class A	Class C	Capital	Stock	Deficit	Income	Equity
Balance at December 31, 2001 - Predecessor (as previously reported)	$71	$—	$—	$56,252	$—	$(2,909)	$—	$53,414
Effect of restatement (see note 2)						781	19	800

Balance at December 31, 2001 - Predecessor (as restated)	71	—	—	56,252	—	(2,128)	19	54,214

Net Income (as restated)	—	—	—	—	—	5,243	—	5,243
Purchase and retirement of 20,000 shares of common stock	—	—	—	(231)	—	—	—	(231)
Dividends to stockholders	—	—	—	(3,790)	—	(3,115)	—	(6,905)
Net unrealized gains on investments (1)	—	—	—	—	—	—	39	39
Change in cumulative foreign translation adjustment (1)	—	—	—	—	—	—	5	5

Balance at December 31, 2002- Predecessor (as restated)	71	—	—	52,231	—	—	63	52,365

Net Loss (as restated)	—	—	—	—	—	(5,709)	—	(5,709)
Net unrealized gains on investments (1)	—	—	—	—	—	—	19	19
Change in cumulative foreign translation adjustment (1)	—	—	—	—	—	—	(135)	(135)

Balance at December 31, 2003- Predecessor (as restated)	71	—	—	52,231	—	(5,709)	(53)	46,540

Net Loss (as restated)	—	—	—	—	—	(20,366)	—	(20,366)
Stock option grant	—	—	—	24,353	—	—	—	24,353
Net unrealized gains on investments (1)	—	—	—	—	—	—	16	16
Change in cumulative foreign translation adjustment (1)	—	—	—	—	—	—	10	10

Balance at March 31, 2004 — Predecessor (as restated)	71	—	—	76,584	—	(26,075)	(27)	50,553
Close Predecessor’s stockholder’s equity at merger date	(71)	—	—	(76,584)	—	26,075	27	(50,553)

Issuance of 5,805.3 shares of Class A Common Stock	—	—	—	5,443	—	—	—	5,443
Issuance of 2,787.1 shares of Class C Common Stock	—	—	—	2,787	—	—	—	2,787
Issuance of 82,104.8 shares of The Hillman Companies, Inc. Class A Preferred Stock	—	—	—	78,642	1	—	—	78,643

Balance at March 31, 2004 - Successor (as restated)	—	—	—	86,872	1	—	—	86,873

Net Income (as restated)	—	—	—	—	—	779	—	779
Dividends to shareholders	—	—	—	(6,542)	—	(779)	—	(7,321)
Net unrealized gains on investments (1)	—	—	—	—	—	—	34	34
Change in cumulative foreign translation adjustment (1)	—	—	—	—	—	—	(110)	(110)
Change in derivative security value (1)	—	—	—	—	—	—	(18)	(18)

Balance at December 31, 2004 - Successor (as restated)	$—	$—	$—	$80,330	$1	$—	$(94)	$80,237

(1)	The net unrealized gains on investment, cumulative foreign translation adjustment and change in derivative security value are net of taxes and represent the only items of other comprehensive income.

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
Prior to the merger, Allied Capital Corporation (“Allied Capital”) owned 96.8 % of the Company’s common stock. As a result of the change of control, an affiliate of CHS owns 49.1% of the Company’s common stock and 54.5% of the Company’s voting common stock, Ontario Teacher’s Pension Plan (“OTPP”) owns 27.9% of the Company’s common stock and 31.0% of the Company’s voting common stock and HarbourVest Partners VI owns 8.7% of the Company’s common stock and 9.7% of the Company’s voting common stock. OTPP’s voting rights with respect to the election of directors to the Board is limited to the lesser of 30.0% or the actual percentage of voting common stock held. Certain members of management own 14.1% of the Company’s common stock and 4.5% of the Company’s voting common stock.
CHS is a private equity firm that manages approximately $1.56 billion in capital in four funds. The acquisition of the Company by CHS adds to their existing portfolio of middle market manufacturing and distribution businesses.
The Company’s Consolidated Balance Sheet and its related Consolidated Statements of Operations, Cash Flows and Changes in Stockholders’ Equity for the periods presented prior to the March 31, 2004 Merger Transaction are referenced herein as the predecessor financial statements (the “Predecessor” or “Predecessor Financial Statements”). The Company’s Consolidated Balance Sheet as of December 31, 2004 and its related Consolidated Statements of Operations, Cash Flows and Changes in Stockholders’ Equity for the nine months ended December 31, 2004 are referenced herein as the successor financial statements (the “Successor” or “Successor Financial Statements”). The accompanying Successor Financial Statements reflect the allocation of the aggregate purchase price of $511,646, including the value of the Company’s Trust Preferred Securities, to the assets and liabilities of Hillman based on fair values at the date of the merger in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” The following table reconciles the fair value of the acquired assets and assumed liabilities to the total purchase price (as restated, see Note 2):

Accounts receivable	$37,750
Inventory	66,958
Property and equipment	63,264
Goodwill	242,267
Intangible assets	173,269
Other assets	8,923

Total assets acquired	592,431

Less:
Liabilities assumed	43,576
Deferred taxes, net	21,618
Junior subordinated debentures	117,986

Total assumed liabilities	183,180

Total purchase price	$409,251

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
1. Basis of Presentation (continued):
The purchase price includes transaction related costs aggregating $2,171 which were associated with CHS’s purchase of the Company.
The following table indicates the pro forma financial statements of the Company for the years ended December 31, 2004 (including non-recurring charges of $30,707 as discussed in Note 17, Non-Recurring Expense), 2003 and 2002. The pro forma financial statements give effect to the Merger Transaction and subsequent refinancing and the acquisitions described in Note 5, Acquisitions and Divestitures, as if they had occurred on January 1, 2002:

	2004	2003	2002
	As Restated	As Restated	As Restated
Net sales	$351,564	$317,671	$303,918
Net loss	22,277	16,022	4,733
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
Nature of Operations:
The Company is one of the largest providers of value-added merchandising services and hardware-related products to retail markets in North America through its wholly-owned subsidiary, The Hillman Group, Inc. (the “Hillman Group”). A subsidiary of the Hillman Group operates in Canada under the name The Hillman Group Canada, Ltd. The Hillman Group provides merchandising services and products such as fasteners and related hardware items, key duplication equipment, keys and related accessories, and identification equipment and items to retail outlets, primarily hardware stores, home centers and mass merchants. The Company has approximately 20,000 customers, the largest three of which accounted for 38.6% of net sales in 2004. The average single sale in 2004 was less than six hundred dollars.
2. Restatement of Financial Statements:
Subsequent to the issuance of the Company’s March 31, 2005 unaudited condensed consolidated financial statements, the Company concluded that certain of its accounting practices with respect to revenue recognition, income taxes, capitalized interest cost, stock options, outstanding checks, customer pricing allowances, insurance demutualization and trust preferred securities were not in accordance with generally accepted accounting principles.
The following table reconciles the net income as originally reported to amounts as restated for applicable periods:

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
2. Restatement of Financial Statements (continued):

	Successor	Predecessor
	Nine months	Three months	Year	Year
	ended	ended	ended	ended
	December 31,	March 31,	December 31,	December 31,
	2004	2004	2003	2002
Net income (loss) as originally reported	$627	$(19,316)	$(4,647)	$6,103

Revenue recognition, before tax (1)	303	(461)	(355)	(111)

Other matters, before tax:
Capitalized interest (2)	—	—	—	245
Outstanding checks (3)	—	—	—	—
Volume rebates (4)	177	51	—	—
Trust de-consolidation (5)	—	—	—	—
Stock option grant (6)	—	—	—	—
Insurance demutualization (7)	—	—	—	—

Income tax effects on the above	(196)	168	145	(54)

Other adjustments relating to income tax matters:
Interim tax provisions (8)	—	—	—	—
Tax rate (9)	48	(340)	6	149
Axxess intangible amortization and transaction fees (10)	(85)	104	412	409
Severance payments (11)	—	—	—	(438)
1998 Stock Option exercises (12)	(252)	(2,001)	—	—
2001 Stock Option exercises (13)	—	—	—	—
Indefinite lived intangibles (14)	—	—	—	—
Valuation allowance adjustments (15)	712	982	(170)	(173)
Uncertain tax position adjustments (16)	(395)	406	(967)	(379)
G-C Note (17)	—	—	—	(365)
State income and franchise tax (18)	(88)	41	117	(272)
Provision to return adjustments (19)	(72)	—	(161)	240
Other tax corrections (20)	—	—	(89)	(111)

Total adjustments	152	(1,050)	(1,062)	(860)

Net income (loss) as restated	$779	$(20,366)	$(5,709)	$5,243

(1) The Company’s standard freight terms are FOB shipping point and historically revenue was recognized upon shipment. However, the Company arranges for the shipment of product, selects the carrier and maintains responsibility for lost or damaged product. Accordingly, management has determined that the risk of loss is not fully transferred to the customer until shipments are received by the customer which is generally within two days of product shipment. Therefore, the Company concluded that revenue was not recognized in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements”.
(2) During the year ended December 31, 2002, the Company incurred $9.8 million for the automation and expansion of its Cincinnati distribution facility. The Company did not capitalize interest in the amount of $245 on the assets acquired. Generally accepted accounting principles require the capitalization of interest cost from the date of acquisition until the asset is ready for its intended use. The capitalized interest adjustment increased the amount reported as capital expenditures in the December 31, 2002 consolidated statement of cash flows by $245.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
2. Restatement of Financial Statements (continued):
(3) At the end of each period the Company has historically reclassified all checks issued but still outstanding between cash and accounts payable or, for outstanding payroll checks, between cash and accrued salaries and wages. Generally accepted accounting principles allow only the portion of the outstanding checks in excess of available deposits to be classified as a liability. In the accompanying consolidated balance sheets as of December 31, 2003, an adjustment has been made to reclassify the portion of the outstanding checks in excess of available deposits to the revolver. The remainder of the outstanding check balance has been reclassified from accounts payable and accrued salaries and wages as a reduction of cash and cash equivalents. As of December 31, 2004, an adjustment has been made to reclassify outstanding checks from accounts payable and accrued salaries and wages with a corresponding reduction to cash and cash equivalents. The adjustments will increase/(decrease) reported cash flows from financing activities for revolver borrowings and repayments in the accompanying consolidated statements of cash flows by ($1,638), $1,570 and ($2,029) for the years ended December 31, 2002 and 2003 and the three months ended March 31, 2004, respectively. Cash provided by (used for) operating activities in the accompanying consolidated statement of cash flows will be adjusted by $586, $44, $686 and ($1,939) for the years ended December 31, 2002 and 2003, the three months ended March 31, 2004 and the nine months ended December 31, 2004, respectively, as a result of the change in accounts payable and accrued liabilities.
(4) For the year ended December 31, 2004, the Company’s estimate of the accrued volume rebate for a certain customer was overstated by $228. As a result, net sales were understated and accrued pricing allowances were overstated by $51 and $177 for the three months ended March 31, 2004 and the nine months ended December 31, 2004, respectively.
(5) On March 31, 2004 the Company de-consolidated The Hillman Group Capital Trust in accordance with FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”) (see Note 13). Following the deconsolidation, the Company presented junior subordinated debentures net of the investment in the trust common securities in the consolidated balance sheet as of December 31, 2004. Investment income from the trust common securities was improperly netted against interest expense on the junior subordinated debentures in the statement of operations. The investment in trust common securities and junior subordinated debentures should have been recorded gross on the balance sheet, as no right of offset exists. The related investment income and interest expense should have been recorded gross in the statement of operations.
(6) For the three months ended March 31, 2004, the Company recorded a $24,353 charge in connection with the grant of stock options (see Note 15, Stock Based Compensation). The charge should have been recorded to additional paid-in capital in the Predecessor balance sheet but was incorrectly recorded as an accrued liability. The adjustment increases the amount reported as paid-in capital of the Predecessor in the consolidated statement of changes in stockholders’ equity. Additional paid-in capital of the Predecessor was then eliminated in connection with the Merger Transaction. The consolidated statements of cash flows for the periods ended March 31, 2004 and December 31, 2004 were also adjusted to reflect the stock option grants as a non cash adjustment to net income which were expensed in the Predecessor statements and a financing activity in the Successor statement for the payment of these options in connection with the Merger Transaction.
(7) A former subsidiary of the Company was a policyholder of The Principal Mutual Holding Company which demutualized in October 2001. The Company was entitled to receive 10,550 shares of The Principal Group common stock in connection with the demutualization. The Company was not notified of the ownership in the common shares until January 2006 and, therefore, had not recorded the investment. Adjustments have been recorded in the three months ended December 31, 2001 to record the original investment of $222 less an income tax provision of $87. Changes in the fair value of the common stock for the years ended December 31, 2002 and 2003, the three months ended March 31, 2004 and the nine months ended

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
2. Restatement of Financial Statements (continued):
December 31, 2004 have been recorded, net of the related tax effect, in accumulated other comprehensive income.
(8) The Company also reviewed its accounting for income taxes and determined that the income tax accounts were not properly recorded in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS 109”), APB Opinion 28, “Interim Financial Reporting”, and FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods”. Historically the Company calculated income taxes in the interim periods on a discrete period basis by multiplying the statutory income tax rate by pretax earnings adjusted for permanent book tax basis differences. APB Opinion 28, however, generally requires that an estimated annual effective tax rate be used to determine interim period income tax provisions.
(9) The Company applied a combined 41% state and federal statutory tax rate to taxable income in determining the income tax provision for all interim and annual periods from 2002 through 2004. The combined state and federal statutory rate applied to taxable income should have been 39.8%, 39.4%, 39.4% and 39.5% for the years ended December 31, 2002 and 2003, for the three months ended March 31, 2004 and the nine months ended December 31, 2004, respectively.
(10) In April 2000, the Company acquired Axxess Technologies, Inc. (Axxess). In connection with the acquisition, the Company recorded intangible assets of $14.4 million. The Company did not record a deferred tax liability on the intangible assets in accordance with SFAS 109. As a result, deferred tax liabilities and goodwill were understated at the date of the acquisition by $5,853. In subsequent periods through the March 31, 2004 Merger Transaction, the Axxess intangible amortization was treated as a permanent difference and, accordingly, income tax expense was overstated. In addition, the Company did not record a deferred tax asset of $356 on transaction fees capitalized for tax purposes as part of the Axxess acquisition. The Company’s income tax expense was understated in subsequent periods to the extent that a tax benefit was recognized on the amortization of the transaction fees.
(11) In 2002, severance payments to a terminated executive of the Company were recorded to goodwill as part of the acquisition of the Company by Allied Capital in 2001. For income tax provision purposes, the severance payments were treated as a permanent basis difference and an income tax benefit was recognized. SFAS 109 requires the Company to record the tax benefit of the severance payments as an adjustment to goodwill. Accordingly, the 2002 income tax provision has been increased with a corresponding reduction in December 31, 2002 goodwill.
(12) In the three months ended March 31, 2004 and the nine months ended December 31, 2004, the Company did not properly record the tax effect of stock option exercises in accordance with SFAS 109. The tax benefit of stock option exercises was improperly recorded as an income tax benefit in the statement of operations for the three months ended March 31, 2004 and the nine months ended December 31, 2004. The tax benefit of the stock option exercises should have been recorded as a reduction to goodwill.
(13) The Company recorded a deferred tax asset at March 31, 2004 to reflect the future tax benefit of unexercised stock options. Under SFAS 109, the benefit of the options should not be recognized in a purchase business combination until they are exercised. As a result, the December 31, 2004 and March 31, 2004 deferred tax assets were overstated and goodwill was understated by $53 and $693, respectively.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
2. Restatement of Financial Statements (continued):
(14) At the Merger Transaction date, the Company did not properly record deferred taxes associated with indefinite-lived intangible assets and tax deductible goodwill as required by SFAS 109 which resulted in an understatement of goodwill and deferred tax liabilities of $22,964.
(15) In connection with the purchase of the Company by Allied Capital in September 2001 and the Merger Transaction in March 2004, the Company established valuation allowances for state net operating loss carryforwards and capital loss carryforwards. SFAS 109 requires subsequent recognition of a tax benefit for valuation allowances established at the date of acquisition to be recorded as a reduction of goodwill. The Company had initially recorded the benefit of the change as a reduction in the provision and, accordingly, an adjustment is required to reverse the benefit with an offsetting adjustment to goodwill for the years ended December 31, 2002 and 2003, the three months ended March 31, 2004 and the nine months ended December 31, 2004.
Also, at December 31, 2002 and 2003 valuation allowances were established for 100% of the deferred tax asset for state net operating loss carryforwards. Similarly, at March 31, 2004 the deferred tax asset for state net operating loss carryforwards was almost entirely offset by valuation allowances. Based on the length of the carryforward period for the underlying state net operating loss carryforwards and estimates of future taxable income available at the time the valuation allowances were established, the Company has determined a portion of the deferred tax asset for state net operating loss carryforwards at December 31, 2002 and 2003 and March 31, 2004 was realizable. Accordingly, adjustments have been recorded to reduce the valuation allowance for state net operating loss carryforwards.
Deferred tax assets for NOL carryforwards of the Company’s foreign subsidiaries were presented net of valuation allowances in the notes to the consolidated financial statements. The disclosure in Note 7, Income Taxes, has been revised to gross up the deferred tax asset and related valuation allowance on foreign subsidiaries.
In connection with the insurance demutualization described above, valuation allowances for capital loss carryforwards have been reduced to the extent of the fair value of the common shares and the subsequent increases in the fair value. As the valuation allowances for capital loss carryforwards were established in purchase accounting, the initial recognition of the benefit has been recorded as a reduction of goodwill.
(16) The Company established reserves for uncertain tax positions in connection with both the September 2001 Allied Capital acquisition and the Merger Transaction. EITF No. 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination,” requires subsequent changes to reserves for uncertain tax positions established in purchase business combinations to be charged to goodwill. The Company has recorded an adjustment for the years ended December 31, 2002 and 2003, the three months ended March 31, 2004 and the nine months ended December 31, 2004 to properly record changes in estimates for uncertain tax positions to goodwill. Additionally, contingencies for certain non-income tax liabilities including payroll and sales taxes were included in the reserve for uncertain tax positions. Adjustments have been made in the year ended December 31, 2003, the three months ended March 31, 2004, and the nine months ended December 31, 2004 to record the non-income tax contingencies as selling, general, and administrative expense.
For the year ended December 31, 2002, the Company reported realized losses from the non-qualified deferred compensation trust as an ordinary loss rather than a capital loss. As a result, additional reserves for uncertain tax positions have been recorded for the year ended December 31, 2002.
(17) At the time of the Allied Capital acquisition, the Company had an investment in a partnership, GC Sun Holdings L.P. (“G-C”). See Note 5 to the Consolidated Financial

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
2. Restatement of Financial Statements (continued):
Statements for details of the G-C investment. For the years ended December 31, 2002 and 2003, the Company incorrectly did not record deferred taxes on the book versus tax difference in the basis of the investment in the partnership and the related note. In the restatement, a deferred tax asset has been recorded with an offsetting valuation allowance, as it has been determined that it is not likely that the deferred tax asset for the capital loss on the GC-note will be realized.
(18) A review of the Company’s state income and franchise tax expense and liabilities resulted in adjustments to the state tax provision and related state and franchise tax payable accounts as of and for the periods ended December 31, 2002 and 2003, the three months ended March 31, 2004 and the nine months ended December 31, 2004. The adjustments to the state income tax and franchise liabilities reduced the reported goodwill balance by $498 and $551 as of December 31, 2003 and 2004, respectively.
Also, the Company has historically included state franchise tax expense in the income tax provision in the consolidated statements of operations. SFAS 109 requires state franchise taxes to be reported as a component of selling, general and administrative expense. Accordingly, an adjustment to reclassify state franchise taxes from the income tax provision to selling, general and administrative expense has been recorded for the years ended December 31, 2002 and 2003, the three months ended March 31, 2004 and the nine months ended December 31, 2004.
(19) For the years ended December 31, 2002 and 2003, the three months ended March 31, 2004 and the nine months ended December 31, 2004, the Company estimated the amount of certain book versus tax permanent and temporary differences when preparing the income tax provision. During the subsequent preparation of the state and federal income tax returns, several of the book versus tax adjustments were adjusted based on better information. The Company has determined that some of the income tax provision versus tax return differences were based on information available at the time the provision was prepared. Therefore, adjustments have been made to record income tax provision versus return adjustments in the proper period.
(20) Adjustments have been made to the deferred tax balances and the income tax provision for the years ended December 31, 2002 and 2003, and the three months ended March 31, 2004 as a result of mathematical errors, book versus tax basis temporary differences incorrectly treated as permanent items and corrections to certain deferred tax balances.
In connection with the Merger Transaction, the Company incurred $4,035 of transaction fees which were treated as a permanent difference in the computation of the March 31, 2004 tax provision. The transaction fees should have been treated as a timing item, and accordingly, an adjustment has been made to increase deferred tax assets by $1,654 as of March 31, 2004 and December 31, 2004. An offsetting valuation allowance was established for the entire amount of the deferred asset for transaction fees as management has concluded it is not more likely than not a deduction for the transaction fees will be utilized.
As a result of the items noted above, the Company has restated its consolidated balance sheets at December 31, 2003 and 2004 and its consolidated statements of operations and cash flows for the years ended December 31, 2002 and 2003, the three months ended March 31, 2004 and the nine months ended December 31, 2004. In connection with the restatement, the changes in earnings for the three months ended December 31, 2001 and for the year ended December 31, 2002 and the nine months ended December 31, 2004 caused adjustments to dividends allocable to additional paid-in capital.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
2. Restatement of Financial Statements (continued):
The following is a summary of the effects of these changes on the Company’s consolidated balance sheets as of December 31, 2003 and 2004, as well as the effect on the consolidated statements of operations and cash flows for the years ended December 31, 2002 and 2003, the three months ended March 31, 2004 and the nine months ended December 31, 2004.

	Consolidated Statement of Operations
		Adjustments
	As
	Previously	Revenue	Income
	Reported	Recognition	Taxes	Other (1)	As Restated
For the nine months ended December 31, 2004:
Net sales	$272,640	$557	$—	$177	$273,374

Cost of sales	122,718	254	—	—	122,972
Gross profit	149,922	303	—	177	150,402
Selling, general and administrative	99,096	—	170	—	99,266
Income from operations	33,351	303	(170)	177	33,661
Interest expense on junior subordinated debentures	9,173	—	—	284	9,457
Investment income on trust common securities	—	—	—	(284)	(284)
Income before income taxes	5,022	303	(170)	177	5,332
Income tax provision	4,395	124	(38)	72	4,553
Net income	627	179	(132)	105	779

	Consolidated Statement of Operations
		Adjustments
	As
	Previously	Revenue	Income
	Reported	Recognition	Taxes	Other (1)	As Restated
For the three months ended March 31, 2004:
Net sales	$78,997	$(858)	$—	$51	$78,190
Cost of sales	35,780	(397)	—	—	35,383
Gross profit	43,217	(461)	—	51	42,807
Selling, general and administrative	30,999		(3)		30,996
Loss from operations	(23,273)	(461)	3	51	(23,680)
Interest expense on junior subordinated debentures	3,058	—	—	94	3,152
Investment income on trust common securities	—	—	—	(94)	(94)
Loss before income taxes	(30,172)	(461)	3	51	(30,579)
Income tax benefit	(10,856)	(189)	811	21	(10,213)
Net loss	(19,316)	(272)	(808)	30	(20,366)

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
2. Restatement of Financial Statements (continued):

	Consolidated Statement of Operations
		Adjustments
	As Previously	Revenue	Income	As
	Reported	Recognition	Taxes	Restated
For the year ended December 31, 2003:
Net sales	$318,441	$(770)	$—	$317,671
Cost of sales	143,770	(415)	—	143,355
Gross profit	174,671	(355)	—	174,316
Selling, general and administrative	120,451	—	307	120,758
Income from operations	37,265	(355)	(307)	36,603
Loss before income taxes	(1,629)	(355)	(307)	(2,291)
Income tax provision	3,018	(145)	545	3,418
Net loss	(4,647)	(210)	(852)	(5,709)

	Consolidated Statement of Operations
		Adjustments
	As Previously	Revenue	Income	Capitalized	As
	Reported	Recognition	Taxes	Interest	Restated
For the year ended December 31, 2002:
Net sales	$286,788	$(189)	$—	$—	$286,599
Cost of sales	126,174	(78)	—	—	126,096
Gross profit	160,614	(111)	—	—	160,503
Selling, general and administrative	111,436	—	224		111,660
Income from operations	35,440	(111)	(224)	—	35,105
Interest expense, net	13,227	—	—	(245)	12,982
Income before income taxes	9,982	(111)	(224)	245	9,892
Income tax provision	3,879	(46)	716	100	4,649
Net income	6,103	(65)	(940)	145	5,243

	Consolidated Balance Sheet
	As	Adjustments
	Previously	Revenue	Income			As
	Reported	Recognition	Taxes	Other (1)	Dividends	Restated
As of December 31, 2004:
Cash and cash equivalents	$33,032	$—	$—	$(3,419)	$—	$29,613
Accounts receivable, net	39,903	(2,533)	—	—	—	37,370
Inventories, net	64,627	1,208	—	—	—	65,835
Deferred tax assets- current	6,520	613	(328)	(93)	—	6,712
Goodwill	219,051	974	22,499	(257)	—	242,267
Investments	—	—	—	432	—	432
Investment in trust common securities	—	—	—	3,261	—	3,261
Accounts payable	24,367	—	—	(3,195)	—	21,172
Accrued salaries and wages	4,523	—	—	(224)	—	4,299
Accrued pricing allowances	9,909	—	—	(228)	—	9,681
Accrued income and other taxes	2,137	—	(617)	—	—	1,520
Other accrued expenses	11,724	27	656	—	—	12,407
Junior subordinated debentures	114,429	—	—	3,261	—	117,690
Deferred tax liabilities- non current	10,730	56	22,264	171	—	33,221
Additional paid-in capital	81,452	—	—	—	(1,122)	80,330
Accumulated deficit	(1,274)	179	(132)	105	1,122	—
Accumulated other comprehensive loss	(128)	—	—	34	—	(94)

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
2. Restatement of Financial Statements (continued):

	Consolidated Balance Sheet
	As	Adjustments
	Previously	Revenue	Income			As
	Reported	Recognition	Taxes	Other (1)	Dividends(2)	Restated
As of December 31, 2003:
Cash and cash equivalents	$1,528	$—	$—	$(365)	$—	$1,163
Accounts receivable, net	35,383	(2,232)	—	—	—	33,151
Inventories, net	64,772	1,065	—	—	—	65,837
Deferred tax assets — current	5,283	548	1,804	(100)	—	7,535
Deferred tax assets — non current	20,498	(56)	(9,350)	(138)	—	10,954
Property and equipment, net	64,601	—	—	245	—	64,846
Goodwill	134,725	903	5,747	—	—	141,375
Investments	—	—	—	349	—	349
Accounts payable	16,836	—	—	(2,372)	—	14,464
Accrued salaries and wages	4,897	—	—	(22)	—	4,875
Accrued income and other taxes	1,966	—	(629)	—	—	1,337
Other accrued expenses	14,664	27	451	—	—	15,142
Bank revolving credit	43,495		—	2,029	—	45,524
Additional paid-in capital	52,310	—	—	—	(79)	52,231
Accumulated deficit (3)	(4,647)	201	(1,621)	279	79	(5,709)
Accumulated other comprehensive loss (4)	(130)	—	—	77	—	(53)

(1)	Other adjustments include the cash overdraft, gross up of the junior subordinated debentures, the volume rebate, insurance demutualization and capitalized interest. See discussion above for details.

(2)	Reflects adjustments to dividends for the year ended December 31, 2002 which are reflected in the proper period in the consolidated statement of changes in stockholder’s equity.

(3)	Reflects cumulative effect of the revenue recognition, income tax restatements and other adjustments of $411, ($769) and $279, respectively, as of December 31, 2002.

(4)	Reflects the cumulative effect of other adjustments of $58 as of December 31, 2002.

	Consolidated Statement of Cash Flows
	As Previously	As
	Reported	Restated
For the nine months ended December 31, 2004:
Net cash provided by operating activities	$6,028	$28,619
Net cash used for investing activities	(9,404)	(9,404)
Net cash provided by financing activities	33,493	9,140

Net increase in cash and equivalents	30,117	28,355
Cash and cash equivalents at beginning of period	2,915	1,258

Cash and cash equivalents at end of period	$33,032	$29,613

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
2. Restatement of Financial Statements (continued):

	Consolidated Statement of Cash Flows
	As Previously	As
	Reported	Restated
For the three months ended March 31, 2004:
Net cash (used for) provided by operating activities	$(699)	$38
Net cash used for investing activities	(2,609)	(2,609)
Net cash provided by financing activities	4,695	2,666

Net increase in cash and equivalents	1,387	95
Cash and cash equivalents at beginning of period	1,528	1,163

Cash and cash equivalents at end of period	$2,915	$1,258

	Consolidated Statement of Cash Flows
	As Previously	As
	Reported	Restated
For the year ended December 31, 2003:
Net cash provided by operating activities	$12,170	$12,214
Net cash used for investing activities	(11,602)	(11,602)
Net cash used for financing activities	(1,808)	(238)

Net (decrease) increase in cash and equivalents	(1,240)	374
Cash and cash equivalents at beginning of period	2,768	789

Cash and cash equivalents at end of period	$1,528	$1,163

	Consolidated Statement of Cash Flows
	As Previously	As
	Reported	Restated
For the year ended December 31, 2002:
Net cash provided by operating activities	$29,807	$30,638
Net cash used for investing activities	(43,646)	(43,891)
Net cash provided by financing activities	14,548	12,910

Net increase (decrease) in cash and equivalents	709	(343)
Cash and cash equivalents at beginning of period	2,059	1,132

Cash and cash equivalents at end of period	$2,768	$789

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
3. Summary of Significant Accounting Policies:
Cash Equivalents:
Cash equivalents consist of commercial paper, U.S. Treasury obligations and other liquid securities purchased with initial maturities less than 90 days and are stated at cost which approximates market value.
Restricted Investments:
Restricted investments, which are carried at market value, represent assets held in a Rabbi Trust to fund deferred compensation liabilities due to the Company’s employees. See Note 12, Deferred Compensation Plans.
Investments:
All of the Company’s investments are in marketable equity securities classified as available-for-sale. Available-for-sale securities are carried at fair value with the unrealized gains and losses, net of tax, reported in other comprehensive income.
Accounts Receivable and Allowance for Doubtful Accounts:
The Company establishes the allowance for doubtful accounts using the specific identification method and also provides a reserve in the aggregate. The estimates for calculating the aggregate reserve are based on historical information. The allowance for doubtful accounts was $526 and $524 as of December 31, 2004 and 2003, respectively.
Inventories:
Inventories consisting predominantly of finished goods are valued at the lower of cost or market, cost being determined principally on the weighted average cost method. Excess and obsolete inventories are carried at net realizable value. The historical usage rate is the primary factor used by the Company in assessing the net realizable value of excess and obsolete inventory. A reduction in the carrying value of an inventory item from cost to market is recorded in an inventory reserve for inventory with no usage in the preceding twenty-four month period or with on hand quantities in excess of twenty-four months average usage. The inventory reserve amounts were $3,558 and $3,189 at December 31, 2004 and 2003, respectively.
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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
3. Summary of Significant Accounting Policies (continued):
Goodwill and Other Intangible Assets:
The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” and accordingly, goodwill is no longer amortized, but is reviewed annually for impairment. Other intangible assets arising principally from the Merger Transaction are amortized on a straight-line basis over periods ranging from four to twenty-three years except the trademarks which are not amortized due to their indefinite useful lives.
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
Income Taxes:
Deferred income taxes are computed using the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities (temporary differences) and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are provided for tax benefits where it is more likely than not that certain tax benefits will not be realized. Adjustments to valuation allowances are recorded from changes in utilization of the tax related item. See Note 7, Income Taxes.
Retirement Benefits:
Certain employees of the Company are covered under a profit-sharing and retirement savings plan (“defined contribution plan”). See Note 16, Retirement Benefits.
Revenue Recognition:
Revenue is recognized when products are shipped or delivered to customers depending upon when title and risks of ownership have passed.
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
(dollars in thousands)
3. Summary of Significant Accounting Policies (continued):
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
Stock Based Compensation:
For options granted under the 2004 Stock Option Plan (See Note 15), the Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations in accounting for its stock based employee compensation plans. The Company is also subject to disclosure requirements of SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”).
Fair Value of Financial Instruments:
Cash, accounts receivable, short-term borrowings, accounts payable, accrued liabilities and bank revolving credit are reflected in the consolidated financial statements at fair value due to the short-term maturity or revolving nature of these instruments. The fair values of the Company’s debt instruments are disclosed in Note 10, Long-Term Debt. The fair value of the Trust Preferred Securities is disclosed in Note 13, Guaranteed Preferred Beneficial Interest in the Company’s Junior Subordinated Debentures.
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
Comprehensive Income (Loss):
The components of comprehensive income (loss) were as follows:

	Successor	Predecessor	Predecessor	Predecessor
	Nine months	Three months	Year	Year
	ended	ended	ended	ended
	December 31,	March 31,	December 31,	December 31,
	2004	2004	2003	2002
	As Restated	As Restated	As Restated	As Restated
Net income (loss)	$779	$(20,366)	$(5,709)	$5,243
Unrealized gains on investments, net	34	16	19	39
Change in derivative security value, net	(18)	—	—	—
Foreign currency translation adjustment, net	(110)	10	(135)	5

Comprehensive income (loss)	$685	$(20,340)	$(5,825)	$5,287

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
3. Summary of Significant Accounting Policies (continued):
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
4. Recent Accounting Pronouncements:
In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. This statement requires that these items be expensed as incurred and not included in overhead. In addition, SFAS 151 requires that allocation of fixed production overhead to conversion costs should be based on normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact from this standard on its results of operations and financial position.
In December 2003, the Financial Accounting Standards Board issued Statement No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). This statement replaced SFAS 123 and supersedes APB 25. SFAS 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. The Securities and Exchange Commission has ruled that FAS 123(R) is effective for public companies for annual periods, rather than interim periods, that begin after June 15, 2005. The Company is currently evaluating the impact from this standard on its results of operations and financial position.
5. Acquisitions and Divestitures:
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
5. Acquisitions and Divestitures (continued):

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
The following table provides a rollforward from December 31, 2002 to December 31, 2004 of the remaining liabilities and acquisition related charges recorded by the Company:

	Severence			Fixed
	& Related	Facility	Inventory	Asset	Customer
	Costs	Lease	Adjustments	Disposal	Conversions	Total
As of December 31, 2002	$495	$900	$500	$1,500	$—	$3,395

Additions (Reductions)	256	1,230	832	(429)	1,581	3,470
Payments	(217)	—	(952)	(1,071)	(399)	(2,639)

As of December 31, 2003	534	2,130	380	—	1,182	4,226

Additions (Reductions)	(22)	93	(35)		(36)	—
Payments	(512)	(602)	(345)		(1,042)	(2,501)

As of December 31, 2004	$—	$1,621	$—	$—	$104	$1,725

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
(dollars in thousands)
5. Acquisitions and Divestitures (continued):
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
6. Related Party Transactions
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
On March 31, 2004, the Company was acquired by an affiliate of CHS. In connection with the CHS acquisition, the Company is obligated to pay management fees to a subsidiary of CHS in the amount of $58 per month and to pay transaction fees to a subsidiary of OTPP in the amount of $26 per month, plus out of pocket expenses, for each month commencing with the closing date of the Merger Transaction. The Company has recorded management and transaction fee charges and expenses from CHS and OTPP of $805 for the nine month period ended December 31, 2004.
The Predecessor Company incurred interest expense to Allied Capital on the unsecured subordinated debt at a fixed rate of 18.0% per annum. Cash interest payments were required on a quarterly basis at a fixed rate of 13.5% with the remaining 4.5% fixed rate (the “PIK Amount”) being added to the principal balance. The subordinated debt and accrued interest thereon of $45,571 were paid in full at March 31, 2004 in connection with the Merger Transaction. See discussion above and Note 10, Long-Term Debt, for additional details.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
7. Income Taxes
     The components of the Company’s income tax provision (benefit) for the three years ended December 31, 2004 were as follows:

	Successor	Predecessor
	Nine Months	Three Months	Year	Year
	ended	ended	ended	ended
	December 31,	March 31,	December 31,	December 31,
	2004	2004	2003	2002
	As Restated	As Restated	As Restated	As Restated
Current:
Federal & State	$50	$1,427	$78	$482
Foreign	—	—	—	—
Total current	50	1,427	78	482

Deferred:
Federal & State	4,503	(13,389)	(600)	4,167
Foreign	—	—	—	—
Total deferred	4,503	(13,389)	(600)	4,167

Valuation allowance	—	1,749	3,940	—

Provision (benefit) for income taxes	$4,553	$(10,213)	$3,418	$4,649

The Company has U.S. federal net operating loss (“NOL”) carryforwards for tax purposes, totaling $85,251 as of December 31, 2004, that are available to offset future taxable income. These carryforwards expire from 2019 to 2024. Limitations on utilization may apply to approximately $61,621 of these loss carryforwards. Management believes that these losses will be fully utilized prior to the expiration date. No valuation allowance has been provided against the federal NOL. In addition, the Company’s foreign subsidiaries have NOL carryforwards aggregating $1,261 which expire from 2009 to 2014. A valuation allowance of $465 has been established for the foreign NOL carryforwards.
The Company has state net operating loss carryforwards with an aggregate tax benefit of $4,228 which expire from 2005 to 2024. A valuation allowance of $796 has been established for these deferred tax assets.
The Company has federal unused capital losses totaling $36,103 as of December 31, 2004 that are available to offset future capital gains. These carryforwards expire in 2006. A valuation allowance of $12,466 has been established for these deferred tax assets. The Company also has $283 of general business tax credits which expire from 2009 to 2021. A valuation allowance of $283 has been established for these tax credits. In 2004, the change in the valuation allowance is primarily due to the Merger Transaction with CHS and utilization of capital loss and state net operating loss carryforwards.
In the three month period ended March 31, 2004, a deferred tax asset was recorded for costs incurred in connection with the Merger Transaction. The Company has established a valuation reserve of $1,594 for the entire amount of the deferred tax asset related to the Merger transaction costs.
In connection with the March 30, 2004 exercise of options under the Sunsource Inc. 2001 Stock Incentive Plan (see Note 15, Stock Based Compensation), tax benefits to the Company of $1,924 and $30 were recorded as additional paid-in capital for the three months ended March 31, 2004 and the nine months ended December 31, 2004, respectively.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
7. Income Taxes (continued):
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
The table below reflects the significant components of the Company’s net deferred tax assets and liabilities at December 31, 2004 and 2003:

	Successor		Predecessor
	As of December 31, 2004		As of December 31, 2003
	Current	Non-current	Current	Non-current
	As Restated	As Restated	As Restated	As Restated
Deferred Tax Asset:
Inventory	$3,937	$—	$4,863	$—
Acquisition related/severance reserve	1,532	—	2,042	—
Bad debt reserve	804	—	767	—
Casualty loss reserve	526	689	450	609
Deferred compensation	30	1,638	451	2,337
Medical insurance reserve	450	—	552	—
Revenue recognition — shipping terms	561	—	526	—
Federal net operating loss	—	30,293	—	18,536
State net operating loss	—	4,228	—	2,779
Original issue discount amortization		450	—	—
Transaction costs	—	2,206	—	742
Federal capital loss carryforwards	—	12,636	—	12,848
All other items	1,147	524	945	817

Gross deferred tax assets	8,987	52,664	10,596	38,668

Valuation allowance for deferred tax assets	(2,275)	(13,329)	(3,061)	(11,171)

Net deferred tax assets	$6,712	$39,335	$7,535	$27,497

Deferred Tax Liability:
Intangible asset amortization	$—	$66,583	$—	$5,660
Property and equipment	—	5,803	—	6,139
Original issue discount amortization	—	—	—	4,506
All other items	—	170	—	238

Gross deferred tax liabilities	$—	$72,556	$—	$16,543

The valuation allowance was $15,604 at December 31, 2004, of which $15,499 was established at the Merger Transaction date. Therefore, initial recognition of a tax benefit by a future reduction in $15,499 of the December 31, 2004 valuation allowance will reduce goodwill related to the Merger Transaction.
Reductions in the valuation allowance for the years ended December 31, 2002 and 2003, the three months ended March 31, 2004 and the nine months ended December 31, 2004 of $825, $708, $150 and $366, respectively, were recorded as a reduction to goodwill resulting from the initial recognition of the tax benefits from release of valuation allowances established in purchase accounting. Foreign tax benefits in the three months ended March 31, 2004 and the nine months ended December 31, 2004 were fully offset by charges to the valuation allowance of $35 and $105, respectively.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
7. Income Taxes (continued):
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
Below is a reconciliation of statutory income tax rates to the effective income tax rates for the periods indicated:

	Successor	Predecessor
	Nine Months	Three Months	Year	Year
	ended	ended	ended	ended
	December 31,	March 31,	December 31,	December 31,
	2004	2004	2003	2002
	As Restated	As Restated	As Restated	As Restated
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%
Impact of foreign losses for which a current tax benefit is not available	0.0%	-0.4%	-5.3%	1.8%
State and local income taxes, net of U.S. federal income tax benefit	9.8%	4.9%	4.1%	5.2%
Adjustment of reserve for uncertain tax positions and other items	0.7%	-4.6%	-4.0%	4.6%
Permanent differences for interest expense on mandatorily redeemable preferred stock	35.8%	—	—	—
Other permanent differences	4.1%	4.2%	-7.0%	0.4%
Effect of change in valuation allowances	0.0%	-5.7%	-172.0%	0.0%

Effective income tax rate	85.4%	33.4%	-149.2%	47.0%

8. Property and Equipment, net:
Property and equipment, net, consists of the following at December 31, 2004 and 2003:

	Estimated
	Useful Life	Successor	Predecessor
	(Years)	2004	2003
Land		$131	$131
Buildings	27	781	884
Leasehold improvements	3-10	2,095	4,029
Machinery and equipment	3-10	66,823	75,104
Furniture and fixtures	3-5	1,080	1,511
Construction in process		445	—

Property and equipment, gross		71,355	81,659
Less: Accumulated depreciation		10,244	16,813

Property and equipment, net		$61,111	$64,846

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
10. Long-Term Debt:
On March 31, 2004, the Company, through its Hillman Group, Inc. subsidiary, refinanced its revolving credit and senior term loans with a Senior Credit Agreement (the “Senior Credit Agreement”) consisting of a $40,000 revolving credit facility (the “Revolver”) and a $217,500 Term B Loan (the “Term Loan”) collateralized by the Company’s cash, accounts receivable, inventories, and fixed assets. The Senior Credit Agreement has a seven-year term and provides borrowings at interest rates based on the London Inter-bank Offered Rates (the “LIBOR”) plus a margin of between 2.25% and 3.00% (the “LIBOR Margin”), or prime (the “Base Rate”) plus a margin of between 1.25% and 2.0% (the “Base Rate Margin”). The applicable LIBOR Margin and Base Rate Margin is based on the Company’s leverage at the date of the preceding fiscal quarter. In accordance with the Senior Credit Agreement, letter of credit commitment fees are based on the average daily face amount of each outstanding letter of credit multiplied by a letter of credit margin of between 2.25% and 3.00% per annum (“the Letter of Credit Margin”.) The Letter of Credit Margin is also based on the Company’s leverage at the date of the preceding fiscal quarter. The Company also pays a Commitment fee of 0.50% per annum on the average daily unused Revolver balance.
The Senior Credit Agreement, among other provisions, contains financial covenants requiring the maintenance of specific leverage and interest coverage ratios and levels of financial position, restricts the incurrence of additional debt and the sale of assets, and permits acquisitions with the consent of the lenders. In addition, the Senior Credit Agreement prohibits the payment of dividends on any of the Company’s equity securities. The Company

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
10. Long-Term Debt (continued):
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
As of December 31, 2004 and 2003, long-term debt is summarized as follows:

	Successor	Predecessor
	2004	2003
Revolving Credit Agreement	$—	$45,524
Term Loan A	—	24,003
Term Loan B	215,869	36,555
Subordinated Debt Issuance	48,090	44,062
Capital Leases	142	194

	264,101	150,338
Less: amounts due in one year	2,218	9,322

Long-term debt	$261,883	$141,016

The aggregate minimum principal maturities of the long-term debt for each of the five years following December 31, 2004, are as follows:

2005	$2,218
2006	2,219
2007	2,213
2008	2,192
2009	2,175
2010 and thereafter	253,084
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
As of December 31, 2004, the estimated fair value of the Company’s Term Loans approximates the recorded value as determined in accordance with SFAS No. 107, “Disclosure about Fair Value of Financial Instruments.” The Company discounted the future cash flows of its Term Loans based on borrowing rates for debt with similar terms and remaining maturities. The fair value estimate is made at a specific point in time, is subjective in nature, and involves uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimate.

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
12. Deferred Compensation Plans:
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
13. Guaranteed Preferred Beneficial Interest in the Company’s Junior Subordinated Debentures:
In September 1997, The Hillman Group Capital Trust (“Trust”), a Grantor trust, completed a $105,446 underwritten public offering of 4,217,724 Trust Preferred Securities (“TOPrS”). The Trust invested the proceeds from the sale of the preferred securities in an equal principal amount of 11.6% Junior Subordinated Debentures of Hillman due September 2027. The Trust distributes monthly cash payments it receives from the Company as interest on the debentures to preferred security holders at an annual rate of 11.6% on the liquidation amount of $25 per preferred security.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
13. Guaranteed Preferred Beneficial Interest in the Company’s Junior Subordinated Debentures (continued):
In connection with the public offering of TOPrS the Trust issued $3,261 of trust common securities to the Company. The Trust invested the proceeds from the sale of the trust common securities in an equal principal amount of 11.6% Junior Subordinated Debentures of Hillman due September 2027. The Trust distributes monthly cash payments it receives from the Company as interest on the debentures to the Company at an annual rate of 11.6% on the liquidation amount of the common security.
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
The Company has determined that the Trust is a variable interest entity and the Company is not the primary beneficiary of the Trust pursuant to the provisions of FIN 46R. Accordingly, pursuant to the requirements of FIN 46R, the Company has de-consolidated the Trust at March 31, 2004. Summarized below is the condensed financial information of the Trust as of December 31, 2004 (as restated).

Non-current assets — junior subordinated debentures — preferred	$114,429
Non-current assets — junior subordinated debentures — common	3,261

Total assets	$117,690

Non-current liabilities — trust preferred securities	$114,429
Stockholder’s equity — trust common securities	3,261

Total liabilities and stockholder’s equity	$117,690

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
On March 31, 2004, the Junior Subordinated Debentures were recorded at the fair value of $117,986 based on the price underlying the Trust Preferred Securities of $27.20 per share upon close of trading on the American Stock Exchange on that date plus the liquidation value of the trust common securities. The Company is amortizing the premium on the Junior Subordinated Debentures of $9,279 over their remaining life in the amount of $395 per year.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
13. Guaranteed Preferred Beneficial Interest in the Company’s Junior Subordinated Debentures (continued):
At December 31, 2004, the recorded value of the Junior Subordinated Debentures, net of premium amortization, was $117,690. The fair value of the Junior Subordinated Debentures on December 31, 2004 was $126,419 based on the $29.20 per share closing price of the underlying Trust Preferred Securities as quoted on the American Stock Exchange plus the liquidation value of the trust common securities.
14. Common and Preferred Stock:
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
Preferred Stock issued in connection with the Merger Transaction:
The Company has 238,889 authorized shares of Class A Preferred Stock, 82,104.8 of which are issued and outstanding and 13,450.7 of which are reserved for issuance upon the exercise of options to purchase shares of Class A Preferred Stock. Holders of Class A Preferred Stock

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
14. Common and Preferred Stock (continued):
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
15. Stock Based Compensation:
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
(dollars in thousands)
15. Stock Based Compensation (continued):
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
The Common Option Plan is administered by a Committee of the Board. The Committee determines the term of each option, provided that the exercise period may not exceed ten years from date of grant. On December 14, 2004, options to purchase 10 shares of Class B Common Shares were granted at a strike price of $1,000 per share to certain members of the Company’s Board of Directors. Management has determined that SFAS 123 has a de minimis impact on net income and stockholders’ equity of the Company as of and for the nine month period ended December 31, 2004.
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
16. Retirement Benefits:
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

17. Non–Recurring Expense:
In the quarter ended March 31, 2004, the Company incurred $30,707 of non-recurring, one-time charges. The charges included a $24,353 expense for stock options granted in connection with the Merger Transaction at an exercise price below fair market value. See Note 14, Common and Preferred Stock, for additional details. Payroll taxes on the stock option grant of $397 were also recorded in the first quarter of 2004. In addition, the Company recorded Merger Transaction costs incurred by the selling stockholders which consisted primarily of investment banking and legal fees of $4,035. Finally, in connection with the Merger Transaction, the Company awarded bonuses to certain members of management totaling $1,922.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
18. Derivatives and Hedging:
The Company uses derivative financial instruments to manage its exposure to interest rate fluctuations on its floating rate senior debt. The derivative instruments are accounted for pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” As amended, SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change unless the derivative qualifies as an effective hedge that offsets certain exposures.
On April 28, 2004, the Company entered into an Interest Rate Swap Agreement (“Swap”) with a two-year term for a notional amount of $50,000. The Swap fixes the interest rate on $50,000 of the Senior Term Loan at a rate of 1.17% plus the applicable interest rate margin for the first three months of the Swap with incremental increases ranging from 28 to 47 basis points in each successive quarter.
The Swap has been designated as a cash flow hedge and the fair value at December 31, 2004 was ($18), net of $12 in tax benefit. The Swap is reported on the consolidated balance sheet in other non-current liabilities. The related deferred loss on the swap agreements of $18 has been deferred in shareholders’ equity as a component of other comprehensive loss. This deferred loss is then recognized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recorded in interest expense.
19. Commitments and Contingencies:
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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
20. Statements of Cash Flows:
Supplemental disclosures of cash flow information are presented below:

	Successor	Predecessor
	Nine Months	Three Months	Year	Year
	ended	ended	ended	ended
	December 31,	March 31,	December 31,	December 31,
	2004	2004	2003	2002
Cash paid (refunded) during the period for :
Interest on junior subordinated debentures	$9,457	$3,152	$—	$—

Distributions on guaranteed preferred beneficial interests	$—	$—	$12,231	$12,231

Interest	$8,992	$4,038	$12,318	$10,065

Income taxes	$22	$48	$338	$(179)

Cash investing activities:
Fair value of assets acquired, including goodwill	$—	$—	$—	$21,592

Non-cash operating activities:
Stock option grant	$—	$24,353	$—	$—

Non-cash investing activities:
Exchange of G-C interest for subordinated G-C note (Note 5)	$—	$—	$—	$10,000

Non-cash financing activities:
Dividends on preferred stock (Note 14)	$7,321	$—	$—	$—

21. Quarterly Data (unaudited):
The unaudited quarterly data for the nine months ended December 31, 2004, the three months ended March 31, 2004 and the year ended December 31, 2003 have been restated to reflect corrections for the matters discussed in Note 2. The following table presents previously reported and restated amounts (in thousands):

2004	Fourth	Third	Second	First
Net sales (as previously reported)	$82,541	$97,463	$92,636	$78,997
Net sales (as restated)	83,022	97,032	93,320	78,190
Gross profit (as previously reported)	45,387	53,505	51,030	43,217
Gross profit (as restated)	45,661	53,288	51,453	42,807
Net (loss)income (as previously reported)	(1,274)	1,690	211	(19,316)
Net income(loss) (as restated)	3,077	(1,172)	(1,126)	(20,366)

2003	Fourth	Third	Second	First
Net sales (as previously reported)	$78,134	$86,055	$84,263	$69,989
Net sales (as restated)	78,260	86,553	84,087	68,771
Gross profit (as previously reported)	43,136	47,237	45,973	38,325
Gross profit (as restated)	43,218	47,507	45,885	37,706
Net (loss)income (as previously reported)	(2,100)	1,720	1,578	(5,845)
Net (loss)income (as restated)	(311)	1,078	1,259	(7,735)

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
22. Concentration of Credit Risks:
Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade receivables. The Company places its cash and cash equivalents with high credit quality financial institutions. Concentrations of credit risk with respect to sales and trade receivables are limited due to the large number of customers comprising the Company’s customer base and their dispersion across geographic areas. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. For the year ended December 31, 2004, the largest three customers accounted for 38.6% of sales and 42.9% of the year-end accounts receivable balance. No other customer accounted for more than 10% of the Company’s total sales in 2004.
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
23. Segment Information:
The following geographic area data includes revenue based on product shipment destination and plant and equipment based on physical location:

	Successor	Predecessor
	Nine Months	Three Months	Year	Year
	Ended	Ended	Ended	Ended
	December 31,	March 31,	December 31,	December 31,
	2004	2004	2003	2002
	(As restated)	(As restated)	(As restated)	(As restated)
Net sales
United States	$266,909	$76,713	$311,626	$281,553
Canada	2,296	314	1,491	1,217
Mexico	895	116	973	725
Other	3,274	1,047	3,581	3,104

Consolidated net sales	$273,374	$78,190	$317,671	$286,599

Plant & equipment:
United States	$61,055	$63,372	$64,795	$68,546
Canada	56	45	51	50
Mexico	—	—	—	—
Other	—	—	—	—

Consolidated plant & equipment	$61,111	$63,417	$64,846	$68,596

Financial Statement Schedule:
Schedule II — VALUATION ACCOUNTS
(dollars in thousands)

	Deducted From Assets in Balance Sheet
			Allowance for
	Allowance for		Obsolete/
	Doubtful		Excess
	Accounts		Inventory
Balance, December 31, 2001 - Predecessor	$537		$3,927

Additions charged to cost and expense	277		654

Additions for DIY Acquisition	100		1,419

Deductions due to:
Others	359	(A)	1,625	(A)

Ending Balance — December 31, 2002 - Predecessor	555		4,375

Additions charged to cost and expense	63		697

Deductions due to:
Others	94	(A)	1,883	(A)

Balance, December 31, 2003 - Predecessor	524		3,189

Additions charged to cost and expense	31		500

Deductions due to:
Others	31	(A)	215	(A)

Ending Balance — March 31, 2004 - Predecessor	524		3,474

Additions charged to cost and expense	198		397

Deductions due to:
Others	196	(A)	313	(A)

Ending Balance — December 31, 2004 - Successor	$526		$3,558

Notes:
     (A) Includes write-off of accounts receivable (net of bad debt recoveries) and inventories.

Item 9 – Changes in and Disagreements on Accounting and Financial Disclosure.
There were no changes in or disagreements on accounting and financial disclosure during the year ended December 31, 2004.
Item 9A – Controls and Procedures
Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, which included the matters discussed below, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were not effective, as of the end of the period covered by this Report (December 31, 2004), in ensuring that material information relating to The Hillman Companies, Inc. required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the material weaknesses described below, the Company’s management has concluded that the consolidated financial statements included in this annual report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles (“GAAP”).
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Although we have not yet been required to assess and report on the effectiveness of our internal control over financial reporting, as a result of the restatement described above, the Company concluded that the material weaknesses described below existed as of December 31, 2004.
(1) The Company did not maintain effective controls over the timing of the recognition of revenue. Specifically, revenue recognition determination was not reflective of contract terms related to when title and risk of loss transferred to the customer in order to record revenue in accordance with GAAP. This control deficiency resulted in the restatement of the Company’s 2002 consolidated financial statements, interim and annual consolidated financial statements for the year ended December 31, 2003, the three months ended March 31, 2004, the nine months ended December 31, 2004, the three months ended March 31, 2005, as well as audit adjustments to the 2005 consolidated financial statements affecting revenue, cost of sales, deferred revenue and other current assets.
(2) The Company did not maintain effective controls over its accounting for income and other taxes required under GAAP. Specifically, the Company did not maintain a sufficient complement of personnel within its tax accounting function with the appropriate level of knowledge, experience and training in the application of GAAP related to income and other taxes. This control deficiency contributed to the following:

•	Deferred income tax balances related to purchase business combinations were not appropriately determined to ensure that deferred income tax liabilities and allocated goodwill were fairly stated in accordance with GAAP;
•	Quarterly income tax provisions were not appropriately determined utilizing an estimate of the annual effective tax rate;
•	The annual income tax provision was calculated using an inappropriate estimate of federal and state statutory tax rates;
•	Deferred tax balances were not accurate;
•	The income tax provision did not appropriately reflect the tax effect of stock option exercises in accordance with GAAP;
•	Valuation allowances for state tax operating loss carryforwards were overstated based on loss carryforward periods and estimates of future state taxable income;
•	Changes in valuation allowances and reserves for uncertain tax positions established in purchase business combinations were incorrectly charged to income tax expense instead of goodwill;
•	State income and franchise tax provisions and the related tax payable accounts were incorrectly calculated;
•	Certain book versus tax basis differences were based on estimates which were not updated on a timely basis and certain temporary differences were incorrectly treated as permanent items; and
•	State franchise taxes were incorrectly included as a component of income tax expense instead of operating expenses.
This control deficiency resulted in the restatement of the Company’s 2002 consolidated financial statements, interim and annual consolidated financial statements for the year ended December 31, 2003, the three months ended March 31, 2004, the nine months ended December 31, 2004, the three months ended March 31, 2005 as well as audit adjustments to the 2005 consolidated financial statements.
(3) The Company did not maintain effective controls over its accounting for stock compensation. Specifically, the Company did not maintain effective controls to ensure that a stock compensation charge was recorded as additional paid-in capital in stockholders’ equity rather than a liability on the consolidated balance sheet. This control deficiency resulted in a restatement of the consolidated financial statements for the three months ended March 31, 2004.
(4) The Company did not maintain effective controls over it accounting for outstanding checks. Specifically, the Company did not maintain effective controls to properly reclassify outstanding checks in excess of available deposits from cash to accounts payable, accrued salaries and wages and the revolver and to properly report cash flows from operating and financing activities. This control deficiency resulted in the restatement of the Company’s 2002 consolidated financial statements, interim and annual consolidated financial statements for the year ended December 31, 2003, the three months ended March 31, 2004, the nine months ended December 31, 2004, the three months ended March 31, 2005 as well as audit adjustments to the 2005 consolidated financial statements.

Additionally, each of these control deficiencies could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.
Accordingly, management has determined that each of the above control deficiencies represents a material weakness.
Management also considered the impact of the restatements related to the following items on the Company’s internal control over financial reporting. See Note 2, Notes to Consolidated Financial Statements for a detailed description.
•	Investment in trust common securities;
•	Capitalized interest on construction of Cincinnati distribution facility;
•	Accrued pricing allowances; and,
•	Insurance demutualization.
Management reviewed and analyzed the Securities and Exchange Commission’s Staff Accounting Bulletin(SAB) No. 99, “Materiality,” paragraph 29 of Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” and concluded that the restatement related to the items described above were not material to the financial statements of any prior interim or annual periods taken as a whole. Accordingly, because management concluded that a material misstatement did not occur, management has concluded that these control deficiencies do not represent a material weakness.
Plan for Remediation of Material Weaknesses
Management is in the process of remediating these material weaknesses in internal control over financial reporting. In particular, we intend to:
•	Increase our training and resources in the income tax accounting area;
•	Expand review procedures and controls related to unique and specialized transactions;
•	Increase review procedures and controls related to income tax accounting;
•	Increase review procedures and controls related to sales and marketing initiatives as well as sales contracts and agreements; and
•	Review the disclosure committee process and increase the frequency of such meetings from quarterly to monthly.
Management will consider the design and operating effectiveness of these actions and will make any changes management determines are appropriate.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B – Other Information
None

PART III
Item 10 – Directors and Executive Officers of the Registrant.
The following is a summary of the biographies for at least the last five years of the continuing directors and officers. Each of the directors has served as such since March 31, 2004 except for Maurice P. Andrien, Jr. and Max W. Hillman who have served since September 2001 and Shael J. Dolman who has served since June 19, 2005.
Directors

Principal Occupation; Five-Year
Name and Age	Employment; Other Directorships
Peter M. Gotsch (41)	Chairman of The Hillman Companies, Inc. since March 31, 2004. Mr. Gotsch has been a member of Code Hennessy & Simmons LLC since 1997 and employed by its affiliates since 1989. Mr. Gotsch presently serves on the Board of Beacon Roofing Supply, Inc.

Maurice P. Andrien, Jr. (64)	From September 2001 to March 2004 Mr. Andrien was Chairman of The Hillman Companies, Inc., Cincinnati, Ohio. From April 1999 to November 2001 Mr. Andrien was President and Chief Executive Officer of SunSource Inc. From June 1998 to April 1999, Mr. Andrien was President and Chief Operating Officer of Unican Security Systems, Ltd., Montreal, Quebec, Canada.

Max W. Hillman (59)	President and Chief Executive Officer of The Hillman Companies, Inc., Chief Executive Officer of The Hillman Group, Inc., Cincinnati, Ohio. From April 2000 to November 2001, Mr. Hillman was Co-Chief Executive Officer of The Hillman Group, Inc. From 1999 to April 2000, Mr. Hillman held the position of Chief Executive Officer of The Hillman Group, Inc. From 1991 to 1999, Mr. Hillman was a Group Vice President for SunSource Inc.

Andrew W. Code (47)	Mr. Code has been a general partner of CHS Management Limited Partnership (“CHS Management”) and a general partner of Code Hennessy & Simmons Limited Partnership (“CHS”) since August 1988. Mr. Code is on the Board of SCP Pool Company.

Mark A. Dolfato (33)	Mr. Dolfato joined Code Hennessy & Simmons LLC as an Associate in 2000 and has been a Vice President since 2003.

Principal Occupation; Five-Year
Name and Age	Employment; Other Directorships
Larry Wilton (58)	Mr. Wilton is the retired CEO of Compass Home Inc., a position he held from 2004 to 2005. From 1998 to 2002 Mr. Wilton was CEO of Philips Lamps NAFTA. From 1996 to 1998 Mr. Wilton was Executive Vice President of Philips Lighting United States and Canada. From 1999 to 2002 Mr. Wilton served on the Philips NV Lamps Board of Directors.

Shael J. Dolman (34)	Mr. Dolman is a Portfolio Manager at the private equity arm of OTPP. Mr. Dolman joined OTPP in 1997 after working in Commercial and Corporate Banking at a Canadian chartered bank. Mr. Dolman received his Bachelor of Arts from University of Western Ontario and his MBA from McGill University. He is a director of ALH Holding, Inc and Worldspan LP.
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
The current members of the audit committee are Peter Gotsch, Mark Dolfato and Shael Dolman. No member of the audit committee is designated as an “audit committee financial expert.”
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

The executive officers of the Company (including the executive officers of The Hillman Group, Inc.) are set forth below:
Executive Officers

Position with the Company;
Name and Age	Five-year Employment History
Max W. Hillman (59)	President and Chief Executive Officer of The Hillman Companies, Inc., Chief Executive Officer of The Hillman Group, Inc., Cincinnati, Ohio. See page 72 for five-year employment history. Mr. Hillman is the brother of Richard P. Hillman.

Richard P. Hillman (57)	President of The Hillman Group, Inc., Cincinnati, Ohio. Mr. Hillman has held such position since 1991. Mr. Hillman is the brother of Max W. Hillman.

James P. Waters (44)	Chief Financial Officer and Secretary of The Hillman Companies, Inc., Cincinnati, Ohio and Vice President, Chief Financial Officer and Secretary of The Hillman Group, Inc., Cincinnati, Ohio. From September 1999 to November 2001, Mr. Waters was Vice President and Chief Financial Officer of The Hillman Group, Inc. From November 1997 to September 1999, Mr. Waters was Vice President of Finance for Curtis Industries, Inc., Mayfield Heights, Ohio.

George L. Heredia (47)	Senior Vice President of Engraving for The Hillman Group, Inc., Tempe, Arizona. Mr. Heredia has held various executive positions since April 2000. Prior to April 2000, Mr. Heredia has held the positions of Senior Vice President of Marketing and Senior Vice President of Operations for Axxess Technologies, Inc.

Terry R. Rowe (51)	Senior Vice President of National Account Sales for The Hillman Group, Inc., Cincinnati, Ohio. Mr. Rowe has held such position with The Hillman Group since 1992.
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
Option Grants in the Last Year
The following table sets forth information with respect to the options granted by the Company during the 2004 year to the named executive officers:

	Number of	Percent of
	Securities	Total Options
	Underlying	Granted to	Exercise or		Grant
	Options	Employees in	Base Price	Expiration	Date
Name	Granted	Fiscal Year	($/Sh)	Date	Value
Max W. Hillman
Common Stock (1)	267,463	24.6%	$6.39	3/31/2004	$7,809,920
Class A Preferred (2)	3,244	33.9%	$1,000.00	3/31/2014	$949,499
Class A Preferred — Subsidiary (3)	2,263	33.9%	$1,000.00	3/31/2014	$629,114

Richard P. Hillman
Common Stock (1)	66,866	6.2%	$6.39	3/31/2004	$1,952,487
Class A Preferred (2)	1,388	14.5%	$1,000.00	3/31/2014	$406,280
Class A Preferred — Subsidiary (3)	968	14.5%	$1,000.00	3/31/2014	$269,187

George L. Heredia
Common Stock (1)	44,577	4.1%	$6.39	3/31/2004	$1,301,648
Class A Preferred (2)	715	7.5%	$1,000.00	3/31/2014	$209,390
Class A Preferred — Subsidiary (3)	497	7.5%	$1,000.00	3/31/2014	$138,138

Terry R. Rowe
Common Stock (1)	44,577	4.1%	$6.39	3/31/2004	$1,301,648
Class A Preferred (2)	682	7.1%	$1,000.00	3/31/2014	$199,730
Class A Preferred — Subsidiary (3)	476	7.1%	$1,000.00	3/31/2014	$132,328

James P. Waters
Common Stock (1)	44,577	4.1%	$6.39	3/31/2004	$1,301,648
Class A Preferred (2)	648	6.8%	$1,000.00	3/31/2014	$189,748
Class A Preferred — Subsidiary (3)	452	6.8%	$1,000.00	3/31/2014	$125,712

(1)	Common stock options granted on March 30, 2004 under the SunSource Inc. 2001 Stock Incentive Plan. The options were issued with an exercise price below the fair market value on the grant date of $29.20 per share. The SunSource Inc. 2001 Stock Incentive Plan was terminated on March 31, 2004 in connection with the CHS acquisition.

(2)	Options to purchase The Company’s Class A Preferred Stock were granted on March 31, 2004 in connection with the CHS acquisition under the terms of an Executive Securities Agreement between the Company and the shareholder. The grant date value is based on an third party appraisal as of March 31, 2004.

(3)	Options to purchase The Hillman Investment Company Class A Preferred Stock were granted on March 31, 2004 in connection with the CHS acquisition under the terms of an Executive Securities Agreement between the Company and the shareholder. The grant date value is based on a third party appraisal as of March 31, 2004.

Aggregated Option Exercises in Last Year and Year-End Option Values
The following table sets forth certain information regarding the options exercised by the named executives during the last year and the number and value of unexercised options held by the named executives at December 31, 2004:

			Number of Securities
	Number of		Underlying Unexercised		Value of Unexercised
	Securities		Options at		In the Money Options
	Underlying		Fiscal Year End (#)		at Fiscal Year End($)
	Options	Value	Exercisable/		Exercisable/
Name	Exercised	Realized (1)	Unexercisable		Unexercisable (3)
Max W. Hillman
Common Stock (2)	334,963	$7,796,519	—	—	$—	—
Class A Preferred	—	—	—	3,244	$—	288,680
Class A Preferred — Subsidiary	—	—	—	2,263	$—	192,355

Richard P. Hillman
Common Stock (2)	86,866	$2,024,213	—	—	$—	—
Class A Preferred	—	—	—	1,388	$—	123,523
Class A Preferred — Subsidiary	—	—	—	968	$—	82,306

George L. Heredia
Common Stock (2)	51,218	$1,177,093	—	—	$—	—
Class A Preferred	—	—	—	715	$—	63,662
Class A Preferred — Subsidiary	—	—	—	497	$—	42,237

Terry R. Rowe
Common Stock (2)	53,577	$1,241,601	—	—	$—	—
Class A Preferred	—	—	—	682	$—	60,725
Class A Preferred — Subsidiary	—	—	—	476	$—	40,460

James P. Waters
Common Stock (2)	53,577	$1,241,601	—	—	$—	—
Class A Preferred	—	—	—	648	$—	57,690
Class A Preferred — Subsidiary	—	—	—	452	$—	38,437

(1)	Represents the market value, as of the exercise date, of the options when the same were cashed out, less the aggregate option exercise price.

(2)	In connection with the CHS Merger Transaction, options issued under the 1998 SunSource Equity Compensation Plan and the SunSource Inc. 2001 Stock Incentive Plan were cancelled and converted into rights to receive a pro rata share of the merger consideration or an option to purchase shares of the Company’s Class A Preferred Stock and The Hillman Investment Company Class A Preferred Stock. The 1998 SunSource Equity Compensation Plan and the SunSource Inc. 2001 Stock Incentive Plan were then terminated.

(3)	There is no public market for the securities underlying the Company’s Class A Preferred and The Hillman Investment Company Inc. Class A Preferred Options. The value of the Preferred Options is based on dividends accrued on the underlying Preferred Stock.

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
									Class A Preferred
Name	Class A Common Stock (1)		Class B Common Stock (2)		Class C Common Stock (3)		Total Common Stock (4)		Stock(5)
5% Owners	Shares	Percent	Shares	Percent	Shares	Percent	Shares	Percent	Shares	Percent
Code Hennessy & Simmons IV LP
10 South Wacker Dr. Suite 3175 Chicago, IL 60606	4,904.9	78.95%	—	—	—	—	4,904.9	49.05%	46,869.4	49.05%
Ontario Teachers Pension Plan
5650 Yonge St. North York, Ontario M2M 4H5	—	—	—	—	2,787.1	100.00%	2,787.1	27.87%	26,632.3	27.87%
HarbourVest Partners VI – Direct Fund, L.P.
One Financial Center 44th Floor Boston, MA 02111	871.0	14.02%	—	—	—	—	871.0	8.71%	8,322.6	8.71%
Directors and Executive Officers
Max W. Hillman	166.4	2.68%	343.4	34.34%	—	—	509.8	5.10%	4,565.9	4.78	%(6)
Richard P. Hillman	54.6	.88%	144.6	14.46%	—	—	199.2	1.99%	1,953.7	2.04	%(7)
George L. Heredia	23.3	.38%	73.9	7.39%	—	—	97.2	.97%	1,007.8	1.05	%(8)
Terry R. Rowe	23.9	.38%	70.6	7.07%	—	—	94.5	.95%	960.4	1.01	%(9)
James P. Waters	23.9	.38%	67.3	6.73%	—	—	91.2	.91%	912.4	.95	%(10)
All Directors and Executive Officers as a Group	407.6	6.56%	1,000.0	100.00%	—	—	1,407.6	14.08%	13,450.7	14.08%

(1)	Each holder of Class A Common Stock is entitled at any time to convert any or all of the shares into an equal number of shares of Class C Common Stock.

(2)	Class B Common Stock has no voting rights.

(3)	Each holder of Class C Common Stock is entitled at any time to convert any or all of the shares into an equal number of shares of Class A Common Stock. Each share of Class C Common Stock is entitled to one vote provided that the aggregate voting power of Class C Common Stock (with respect to the election of directors) never exceeds 30%.

(4)	Total of all classes of Common Stock

(5)	Class A Preferred shares do not have voting rights.

(6)	Includes options to purchase 3,243.7 shares of Class A Preferred stock

(7)	Includes options to purchase 1,387.9 shares of Class A Preferred stock.

(8)	Includes options to purchase 716.0 shares of Class A Preferred stock.

(9)	Includes options to purchase 682.3 shares of Class A Preferred stock.

(10)	Includes options to purchase 648.2 shares of Class A Preferred stock.

Item 13 – Certain Relationships and Related Transactions.
On September 26, 2001, the Company was acquired by Allied Capital pursuant to the terms and conditions of an Agreement and Plan of Merger dated as of June 18, 2001. In connection with the Agreement and Plan of Merger, the Company was obligated to pay management fees to a subsidiary of Allied Capital for management services rendered in the amount of $1,800,000 per year, plus out of pocket expenses, for calendar years subsequent to 2001. The Company has recorded a management fee charge of $523,716, $1,800,000 and $1,800,000 on the Predecessor’s Statement of Operations for the three months ended March 31, 2004 and the years ended December 31, 2003 and 2002, respectively. Payment of management fees was due annually after delivery of the Company’s annual audited financial statements to the Board of Directors of the Company. The management fee for the year ended December 31, 2002 was paid in March 2003 and the management fee for the three months ended December 31, 2001 was paid in March 2002. The obligation to pay management fees to Allied Capital was terminated upon the payment of outstanding fees in the amount of $2,323,716 on March 31, 2004 in connection with the close of the Merger Transaction.
On March 31, 2004, the Company was acquired by an affiliate of Code Hennessy & Simmons LLC (“CHS”). In connection with the CHS acquisition, the Company is obligated to pay management fees to a subsidiary of CHS in the amount of $57,962 per month and to pay transaction fees to a subsidiary of OTPP in the amount of $25,640 per month, plus out of pocket expenses, for each month commencing with the closing date of the Merger Transaction. The Company has paid management and transaction fees and expenses of $805,123 to CHS and OTPP for the nine month period ended December 31, 2004.
The subordinated debt payable to Allied Capital and accrued interest thereon totaling $45,571,382 was paid in full at March 31, 2004 in connection with the CHS acquisition.
Item 14 – Principal Accounting Fees and Services.
PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, billed the Company aggregate fees of $164,645 for the audit of the Company’s annual financial statement for the year ended December 31, 2004 and for the review of the financial statements included in the Company’s Forms 10-Q for such year and $145,000 for the audit of the Company’s annual financial statement for the year ended December 31, 2003 and for the review of the financial statements included in the Company’s Forms 10-Q for such year.
The following are aggregate fees billed to the Company by PricewaterhouseCoopers LLP during 2004 and 2003:

	Year Ended	Year Ended
	December 31, 2004	December 31, 2003
Audit Fees	$164,645	$145,000
Audit Related Fees	211,080	—
Tax Fees	33,150	84,296
All Other Fees	—	—

Total Fees:	$408,875	$229,296

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
2.1	Unit Repurchase Agreement by and among The Hillman Companies, Inc., SunSub Holdings LLC and GC-Sun Holdings, L.P. dated April 13, 2002. (6)(Exhibit 10.2)

2.2	Asset Purchase Agreement between Fastenal Company and The Hillman Group, Inc. dated October 3, 2002. (7)(Exhibit 10.3)

2.3	Agreement and Plan of Merger dated as of June 18, 2001 by and among Allied Capital Corporation, Allied Capital Lock Acquisition Corporation and SunSource Inc. (4)(Exhibit 2.1)

2.4	Asset Purchase Agreement dated September 28, 2001, by and between SunSource Technology Services, LLC, and STS Operating, Inc. (5) (Exhibit 2.1)

2.5	Agreement and Plan of Merger dated as of February 14, 2004 by and among the Company, HCI Acquisition Corp. and the Common Stockholders of the Company. (2)(Exhibit 2.1)

3.1	Bylaws as adopted by the Corporation’s stockholders as of March 30, 2004. (10)(Exhibit 3.2)

3.2	Restated Certificate of Incorporation of the Company as of March 30, 2004. (10) (Exhibit 3.1)

4.1	HCI Stockholders Agreement dated March 31, 2004. (9)(Exhibit 4.1)

4.2	Amended and Restated Declaration of Trust (1)(Exhibit 4.1)

4.3	Indenture between the Company and the Bank of New York (1)(Exhibit 4.2)

4.4	Preferred Securities Guarantee (1) (Exhibit 4.3)

4.5	Rights Agreement between the Company and the Registrar and Transfer Company (1)(Exhibit 10.5)

4.6	Amendment No. 1 to the Rights Agreement dated June 18, 2001. (8)(Exhibit 4.6)

4.7	Amendment No. 2 to the Rights Agreement dated February 14, 2004. (8)(Exhibit 4.7)

4.8	Hillman Investment Company Stockholders Agreement dated March 31, 2004. (9) (Exhibit 4.2)

4.9	Registration Agreement dated March 31, 2004. (9) (Exhibit 4.3)

10.1	Credit Agreement dated as of March 31, 2004 by and among The Hillman Companies, Inc., Hillman Investment Company, The Hillman Group, Inc., Merrill Lynch Capital as Administrative Agent, Issuing Lender and Swingline Lender, JP Morgan Chase Bank as Syndication Agent, and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and JP Morgan Securities as Joint Lead Arrangers and Joint Lead Bookrunners. (9) (Exhibit 10.1)

10.2	Loan Agreement dated as of March 31, 2004 by and among The Hillman Companies, Inc., Hillman Investment Company, The Hillman Group, Inc., and Allied Capital Corporation. (9) (Exhibit 10.2)

10.3	Subordination and Intercreditor Agreement dated March 31, 2004. (9) (Exhibit 10.3)

10.4	The Hillman Companies, Inc. 2004 Stock Option Plan. (9) (Exhibit 10.4)

10.5	The Hillman Companies, Inc Amended and Restated 2004 Stock Option Plan. (12) (Exhibit 10.5)

10.6	Hillman Companies Employee Securities Purchase Plan. (9) (Exhibit 10.5)

10.7	Hillman Investment Company Employee Securities Purchase Plan. (9) (Exhibit 10.6)

10.8	HCI Securities Purchase Agreement dated March 31, 2004. (9) (Exhibit 10.7)

10.9	Joinder to Securities Purchase Agreement dated March 31, 2004. (9) (Exhibit 10.8)

10.10	Hillman Investment Company Securities Purchase Agreement dated March 31, 2004. (9) (Exhibit 10.9)

10.11	Management Agreement dated March 31, 2004. (9) (Exhibit 10.10)

10.12	Employment Agreement by and between The Hillman Group, Inc. and Max W. Hillman dated March 31, 2004. (9) (Exhibit 10.11)

10.13	Executive Securities Agreement between Max W. Hillman and HCI Acquisition Corp. dated March 31, 2004. (9) (Exhibit 10.12)

10.14	Employment Agreement by and between The Hillman Group, Inc. and Richard P. Hillman dated March 31, 2004. (9) (Exhibit 10.13)

10.15	Executive Securities Purchase Agreement between HCI Acquisition Corp. and Richard P. Hillman dated March 31, 2004. (9) (Exhibit 10.14)

10.16	Employment Agreement by and between The Hillman Group, Inc. and James P. Waters dated March 31, 2004. (9) (Exhibit 10.15)

10.17	Executive Securities Agreement by and between HCI Acquisition Corp. and James P. Waters date March 31, 2004. (9) (Exhibit 10.16)

10.18	Executive Securities Agreement by and between HCI Acquisition Corp. and George L. Heredia date March 31, 2004. (12) (Exhibit 10.18)

10.19	Executive Securities Agreement by and between HCI Acquisition Corp. and Terry R. Rowe date March 31, 2004. (12) (Exhibit 10.19)

10.20	SunSource Inc. Nonqualified Deferred Compensation Plan dated as of August 1, 2000. (3)(Exhibit 10.1)

10.21	The Hillman Companies, Inc. Nonqualified Deferred Compensation Plan (amended and restated). (11) (Exhibit 10.1)

10.22	First Amendment to The Hillman Companies, Inc. Nonqualified Deferred Compensation Plan. (11) (Exhibit 10.2)

12.1	Computation of Ratio of Income to Fixed Charges. (12) (Exhibit 12.1)

21.1	Subsidiaries (As of December 31, 2004) (12) (Exhibit 21.1)

31.1	* Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2	* Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1	* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to Registration Statement No. 333-44733 on Form S-2.

(2)	Filed as an exhibit to the Form 8-K filed February 17, 2004.

(3)	Filed as an exhibit to Annual Report on Form 10-K for the year ended December 31, 2000.

(4)	Filed on June 21, 2001 as an exhibit to the Current Report on Form 8-K filed on June 21, 2001.

(5)	Filed as an exhibit to the Current Report on Form 8-K filed on October 15, 2001.

(6)	Filed as an exhibit to Quarterly Report on Form 10-Q for the Quarter ended June 30, 2002.

(7)	Filed as an exhibit to the Current Report on Form 8-K filed on October 4, 2002.

(8)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2003.

(9)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the Quarter ended March 31, 2004.

(10)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the Quarter ended June 30, 2004.

(11)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the Quarter ended September 30, 2004.

(12)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2004.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
THE HILLMAN COMPANIES, INC.

Date: March 28, 2006	By:	/s/ James P. Waters
James P. Waters
		Title:	Chief Financial Officer and Duly Authorized Officer of the Registrant (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Capacity	Date

/s/ Max W. Hillman	Principal Executive Officer and Director	March 28, 2006

Max W. Hillman

/s/ Peter M. Gotsch	Chairman and Director	March 28, 2006

Peter M. Gotsch

/s/ Harold J. Wilder	Principal Accounting Officer	March 28, 2006

Harold J. Wilder

/s/ Andrew W. Code	Director	March 28, 2006

Andrew W. Code

/s/ Mark A. Dolfato	Director	March 28, 2006

Mark A. Dolfato

/s/ Larry Wilton	Director	March 28, 2006

Larry Wilton

/s/ Maurice P. Andrien, Jr.	Director	March 28, 2006

Maurice P. Andrien, Jr.

/s/ Shael J. Dolman	Director	March 28, 2006

Shael J. Dolman