Form 10-K
period 2005-12-31
HILLMAN COMPANIES INC
filed 2006-03-31
CIK 1029831

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐           NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act of 1934. YES ☐           NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐           NO ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.           YES ☐           NO ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
On March 30, 2006, there were 6,212.9 Class A Common Shares issued and outstanding, 1,000.0 Class B Common Shares issued and outstanding, 2,787.1 Class C Common Shares issued and outstanding, 82,104.8 Class A Preferred Shares issued and outstanding by the Registrant and 57,282.4 Class A Preferred Shares issued and outstanding by the Hillman Investment Company and 4,217,724 Trust Preferred Securities issued and outstanding by the Hillman Group Capital Trust. The Trust Preferred Securities trade on the American Stock Exchange under symbol HLM.Pr. The aggregate market value of the Trust Preferred Securities held by non-affiliates at June 30, 2005 was $121,892,224.

PART I
Item 1 – Business.
General
The Hillman Companies, Inc. (“Hillman” or the “Company”) is one of the largest providers of hardware-related products and related merchandising services to retail markets in North America. The Company’s principal business is operated through its wholly-owned subsidiary, The Hillman Group, Inc. (the “Hillman Group”) which had sales of approximately $382.5 million in 2005. The Hillman Group sells its products to hardware stores, home centers, mass merchants, pet supply stores, and other retail outlets principally in the United States, Canada, Mexico and South America. Product lines include thousands of small parts such as fasteners and related hardware items; keys, key duplication systems and accessories; and identification items, such as, tags and letters, numbers, and signs. The Company supports its product sales with value added services including design and installation of merchandising systems and maintenance of appropriate in-store inventory levels.
The Company headquarters is located at 10590 Hamilton Avenue, Cincinnati, Ohio. The Company maintains a website at http://www.hillmangroup.com. Information contained or linked on our website is not incorporated by reference into this annual report, and you should not consider any such information to be a part of this annual report.
Background
On March 18, 2002, SunSource Inc., a Delaware corporation (“SunSource”), as a result of the acquisition of a majority of SunSource common stock by Allied Capital Corporation in September 2001, changed its name to The Hillman Companies, Inc., which reflects its predominant business as one of the largest providers of hardware-related products and related merchandising services to the retail markets in North America. In connection with the SunSource name change, SunSource Capital Trust, which has 4.2 million Trust Preferred Securities outstanding and trading on the American Stock Exchange under the symbol “HLM.Pr”, changed its name to the Hillman Group Capital Trust.
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
As a result of the change of control, an affiliate of CHS owns 49.1% of the Company’s common stock and 54.5% of the Company’s voting common stock, Ontario Teacher’s Pension Plan (“OTPP”) owns 27.9% of the Company’s common stock and 31.0% of the Company’s voting common stock and HarbourVest Partners VI owns 8.7% of the Company’s common stock and 9.7% of the Company’s voting common stock. OTPP’s voting rights with respect to the election of directors to the Board of Directors is limited to the lesser of 30.0% or the actual percentage of voting common stock held. Certain members of management own 14.1% of the Company’s common stock and 4.5% of the Company’s voting common stock. For a discussion of the Company’s capital stock, see Note 12, Common and Preferred Stock, of Notes to Consolidated Financial Statements.
On January 5, 2006, the Company’s Hillman Group, Inc. subsidiary purchased certain assets of The SteelWorks Corporation (“Steelworks”), a Denver, Colorado based manufacturer and distributor of metal shapes, threaded rod and metal sheet to the retail hardware and home improvement industry. Annual revenues of the SteelWorks customer base acquired are approximately $31 million. The aggregate purchase price was $34.2 million paid in cash at closing.

For additional information on certain of the transactions, see “Item 7 — Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”
Industry Overview
Hillman operates in multiple channels of the retail marketplace such as hardware stores, national and regional home centers and mass merchants. Hillman focuses on delivering merchandising systems, point-of-sale displays, product support and sales installation services through its nationwide field sales and service force to the retail sector.
These retail channels have experienced significant change as a result of the growth of the large national big box (“Big Box”) chains (defined as mass merchants, home centers and large-format grocery/drug centers), which have taken market share from the regional home centers and independent hardware dealers and cooperatives. Hillman has developed sales, marketing, merchandising and service specifically to meet the needs of the Big Box chains. Hillman believes that its market knowledge, merchandising skills, breadth of inventory, and value-added services, including support and fulfillment capabilities, will enable the Company to maintain its good relationships with the Big Box chains.
The Hillman Group
The Company is organized as a single business segment, the Hillman Group. With annualized sales of approximately $382.5 million, the Hillman Group believes it is a leading provider of fasteners and related small hardware items; keys, key duplication systems and related accessories, and identification items, such as tags and letters, numbers and signs to retail outlets in North America. Retail outlets served by Hillman include hardware stores, home centers, mass merchants, pet supply stores, grocery stores and drug stores. Through its field sales and service organization, Hillman complements its extensive product selection with value-added services for the retailer.
Sales and service representatives regularly visit retail outlets to review stock levels, reorder items in need of replacement, and interact with the store management to offer new product and merchandising ideas. Thousands of items can be actively managed with the retailer experiencing a substantial reduction in paperwork and labor costs. Service representatives also assist in organizing the products in a consumer-friendly manner. Hillman complements its broad range of products with value-added merchandising services such as displays, product identification stickers, retail price stickers, store rack and drawer systems, assistance in rack positioning and store layout, and inventory restocking services. Hillman regularly introduces new products and package designs with color-coding for ease of shopping by consumers and modifies rack designs to improve the attractiveness of individual store displays. Hillman functions as a merchandising manager for retailers, supporting these services with high order fill rates and rapid delivery from its 12 distribution centers across the United States and Canada. Currently, orders are shipped within 48 hours with a 97% order fill rate.
The Company ships its products from 12 strategically located distribution centers in the United States and Canada (See Item 2 – Properties). In 2002, Hillman invested $9.8 million in a state of the art distribution facility in Cincinnati, Ohio. In addition to improving order turnaround time and reducing labor costs, the new facility provides additional capacity to accommodate future sales growth. In 2004, the Company moved into a new facility in Lewisville, Texas, and the implementation of warehouse management technology was completed in December. In June 2005, warehouse management software was implemented in the Shafter, California facility. Hillman utilizes a third party logistics provider to warehouse and ship customer orders in Mexico.
Hillman also manufactures and markets a value-added mix of high-tech and conventional products in two core product categories: key duplication systems and identification systems. The patent-protected Axxess Precision Key Duplication System™ has proven to be a profitable revenue source within Big Box retailers. The technology developed for this system revolutionized the key duplicating process utilizing computer aided alignment, indexing and duplication of keys. This system has been placed in over 14,000 retail locations to date and is supported by Hillman sales and service representatives.

In addition, Hillman offers a commercialized, consumer-operated vending system, Quick-Tag™, which provides custom engraved specialty items, such as pet identification tags, luggage tags and other engraved identification tags. To date, more than 3,450 Quick-Tag™ machines have been placed in retail locations which are being supported by Hillman’s sales and service representatives.
     Products and Suppliers
Currently, Hillman purchases its products from approximately 650 vendors, the largest of which accounted for approximately 9% of Hillman’s annual purchases and the top five of which accounted for 32.7% of its purchases. About 42% of its purchases are from overseas suppliers, with the balance from domestic manufacturers and master distributors. Hillman’s vendor quality control procedures include on-site evaluations and frequent product testing. Vendors are also evaluated based on delivery performance and the accuracy of their shipments.
     Fasteners
Hillman’s fastener product line encompasses standard and specialty nuts, bolts, washers, screws, anchors and picture hanging items. The line also includes brass, nylon, stainless steel, chrome and galvanized and other miscellaneous fasteners. The depth of the line, over 40,000 products, is believed to be the largest among suppliers servicing the hardware retail segment. Fasteners generated 58.7% of total revenue in 2005.
     Keys and Key Accessories
Hillman provides a line of metal key products for major retailers and the automotive sector. Hillman manufactures two metal key duplication systems that are niche-marketed to retail outlets, primarily mass merchants and home centers, and a code cutting system for use in automotive dealerships and in vehicle fleet environments.
The Axxess Precision Key Duplication System™ produces duplicate keys with the precision of a locksmith while minimizing the technical skill required by operators. The system was developed in response to retailers’ needs for reducing the miscut rate on keys. Axxess keys provide retailers with nearly ten times more gross profit per square foot than the average of all products sold in grocery and mass merchant channels.
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
The key cutting system developed for the automotive industry, PC+ Code Cutter, produces automobile keys using alphanumeric codes based on a vehicle’s identification number. Utilizing a proprietary computer program, the PC+ Code Cutter identifies and then cuts keys based on the automobile’s original key pattern. The PC+ Code Cutter is distributed through Barnes Distribution, a distribution company serving vehicular and industrial markets. Since its introduction in February 1996, more than 7,900 PC+ Code Cutter and 4,100 of the new Flash Code Cutter systems have been sold.
Hillman also markets key accessories in conjunction with its key duplication systems. Popular accessories include the Key Light™, Valet KeyChain™, Fanatix™ key identifiers, key coils and key clips. The Key Mates™ line of key accessories includes a broad range of products such as key chains, tags, lights, floats, holders, whistles, and a host of other miscellaneous complementary items. Revenues for keys, key accessories, and the PC+ Code Cutter represented 24.3% of total revenues in 2005.
     Engraving
Quick-Tag™ is a patented, state-of-the-art consumer-operated vending system that custom engraves specialty products such as pet identification tags, military-style I.D. tags, holiday ornaments and luggage tags. Hillman initially targeted the pet identification market with its Quick-Tag™ system, and has facilitated the process of obtaining a pet tag by providing pet owners with a quick and convenient means to custom engrave tags while shopping at large format retail stores such as Wal-Mart and PetSmart. Hillman has developed other high impact applications for its Quick-Tag™ interactive engraving technology, including luggage tags, key chains and military-style identification tags. The Company has placed over 3,450 Quick-Tag machines in retail outlets throughout the United States and Canada. Using an interactive touch screen, customers input information such as a pet name and telephone number, and the system’s proprietary technology engraves the tag in less than two minutes. The Quick-Tag system does not require incremental labor and generates high levels of customer satisfaction and attractive margins for the retailer. The Quick-Tag custom engraving systems generate retail profit per square foot over seven times the typical retail average. Revenues for engraving products represented 8.4% of total revenues in 2005.
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
     Letters, Numbers and Signs (“LNS”)
The LNS program offers an extensive collection of items for both domestic and commercial use such as packaged self-adhesive letters and numbers, mailbox numbers and accessories, house numbers and letters, contractor safety program signs, and driveway markers and reflectors. Typical retailers dedicate eight linear feet of retail space for this product and view it as a significant contributor to their retail offerings. Hillman also offers a variety of merchandisers and program configurations for this line. LNS sales accounted for 8.6% of 2005 revenues.
     Markets and Customers
Hillman sells its products to national accounts such as Wal-Mart, Home Depot, Lowe’s, Sears, Tractor Supply, PetSmart, and PETCO. Hillman’s status as a national supplier of unique, proprietary products to Big Box retailers allows it to develop a strong market position and high barriers to entry within its product categories. Management believes that the dynamics, which make its services attractive to hardware retailers, are present with these larger customers as well.
Hillman services approximately 15,000 franchise and independent (“F&I”) retail outlets. These individual dealers are typically members of the larger cooperatives, such as True Value, Ace and Do-it-Best. The Company sells directly to the cooperative’s retail locations and also supplies many fastener items to the cooperative’s central warehouses. These central warehouses distribute to their members that do not have a requirement for Hillman’s in-store service. These arrangements reduce credit risk and logistic expense for Hillman and reduce central warehouse inventory and delivery costs for the cooperatives.
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
Hillman sells its products to approximately 21,500 customers, the top five of which accounted for 44.3% of its annualized sales. Lowe’s is the single largest customer, representing 18.4% of total sales, Home Depot is the second largest at 10.9% and Wal-Mart is the third largest at 9.5%. No other customer accounted for more than 5% of the Company’s total sales in 2005.
Hillman’s telemarketing activity sells to thousands of smaller hardware outlets and non-hardware accounts. New business is also being pursued internationally in such places as Canada, Mexico, South and Central America, and the Caribbean.

     Sales and Marketing
Management believes that Hillman provides excellent product support, customer service and profit opportunities for its retail distribution partners. It also believes that a significant source of its competitive advantage rests in its ability to provide a greater level of customer service than its competitors. Hillman products are covered directly by the combined field service organization, which provides service support through field visits. These field visits provide Hillman with critical information relating to consumer buying patterns and retailing trends, and complements their new product development efforts. Field service representatives also help retail customers to improve the efficiency and profitability of Hillman’s on-site merchandising systems by consulting with customers in the areas of EDI, product planning, inventory control, systems interface and store operations.
The national accounts field service organization consists of over 440 service people and 28 field managers focusing on Big Box retailers, pet super stores, large national discount chains and grocery stores. This organization reorders products, details store shelves and sets up in-store promotions.
Management believes the Company consistently is able to be responsive to the needs of the F&I retailers because it employs the largest direct sales organization in the retail home industry. This organization consists of 224 people, managed by 16 field managers. Each sales representative is responsible for approximately 50 full service accounts that they call on approximately every two weeks. Coupled with the efforts of the Marketing Department, the sales force not only sells products, but can sell merchandising and technological support capabilities as well. The Marketing Department provides support through the development of new products, sales collateral material, promotional items, merchandising aids and marketing services such as advertising and trade show management. Its electronic data interchange (“EDI”) system is used by a number of its large customers for handling of orders and invoices.
     Competition
The primary competitors in the national accounts marketplace for fasteners are Crown-Bolt, ITW Inc., R&B, Inc. and the Newell Group. Competition is based primarily on in-store service and price. Other competitors are local and regional distributors.
The principal competitors for Hillman’s F&I business are Midwest Fasteners, Serv-A-Lite and Hyko in the hardware store marketplace. The first two carry mainly fastener products, while the latter is the major competitor in LNS products and keys. Hillman competes primarily on field service, merchandising, as well as product availability, price and breadth of product line.
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
Insurance Arrangements
Under the Company’s current insurance programs, commercial umbrella coverage is obtained for catastrophic exposure and aggregate losses in excess of expected claims. Since October 1991, the Company has retained the exposure on certain expected losses related to worker’s compensation, general liability and automobile. The Company also retains the exposure on expected losses related to health benefits of certain employees. The Company believes that its present insurance is adequate for its businesses. See Note 17, Commitments and Contingencies, of Notes to Consolidated Financial Statements of the Company as of and for the three years ended December 31, 2005.

Employees
As of December 31, 2005, the Company had 1,853 full time and part time employees. In the opinion of management, employee relations are good.
Backlog
The Company’s sales backlog from ongoing operations was $5.8 million as of December 31, 2005, and $5.7 million as of December 31, 2004.
Where You Can Find More Information
The Company files quarterly reports on Form 10-Q, annual reports on Form 10-K and special reports on Form 8-K, and other information with the Securities and Exchange Commission (the “Commission”). You may read and copy any reports, statements, or other information filed by the Company at the Commission’s public reference rooms at 100 F Street, N.E., Washington, D.C. 20549. Please call the Commission at 1-800-SEC-0330 for more information on the public reference rooms. The Commission also maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, like Hillman, that file electronically with the Commission. Copies may also be obtained, after paying a duplicating fee, by electronic request to publicinfo@sec.gov or by written request to Public Reference Section, Washington, D.C. 20549-0102.
You can inspect reports, proxy statements, and other information about the Company at the offices of The American Stock Exchange, 86 Trinity Place, New York, NY 10006.
Item 1A — Risk Factors.
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

Large customer concentration and the inability to penetrate new channels of distribution could adversely affect the business.
The Company’s three largest customers constituted approximately 38.8% of sales for 2005. The loss of one of these customers or a material adverse change in the relationship with these customers could have a negative impact on business. The Company’s inability to penetrate new channels of distribution may also have a negative impact on its future sales and business.
Successful sales and marketing efforts depend on the Company’s ability to recruit and retain qualified employees.
The success of the Company’s efforts to grow its business depends on the contributions and abilities of key executives, its sales force and other personnel, including the ability of its sales force to achieve adequate customer coverage. The Company must therefore continue to recruit, retain and motivate management, sales and other personnel to maintain its current business and support its projected growth. A shortage of these key employees might jeopardize the Company’s ability to implement its growth strategy.
The Company is exposed to adverse changes in currency exchange rates.
The Company imports a significant portion of its product from the Far East including China, Taiwan and India. As a result, the Company is exposed to movements in the exchange rates of these countries versus the United States Dollar.
The Company’s results of operations could be negatively impacted by inflation in the cost of raw materials, freight and energy.
The Company’s products are manufactured of metals, including but not limited to steel, aluminum, zinc, and copper. Additionally, the Company uses other commodity based materials in the manufacture of LNS that are resin based and subject to fluctuations in the price of oil. As described in more detail in Item 7 hereto, the Company has been negatively impacted by commodity and freight inflation in recent years, and it expects energy and certain commodity prices, particularly non-ferrous metals, may increase. If the Company is unable to mitigate these inflation increases through various customer pricing actions and cost reduction initiatives, its profitability may be adversely affected.
The Company’s business is subject to risks associated with sourcing product from overseas.
The Company imports large quantities of its fastener products. Substantially all of its import operations are subject to customs requirements and to tariffs and quotas set by governments through mutual agreements or bilateral actions. In addition, the countries from which the Company’s products and materials are manufactured or imported may from time to time impose additional quotas, duties, tariffs or other restrictions on its imports or adversely modify existing restrictions. Imports are also subject to unpredictable foreign currency variation which may increase the Company’s cost of goods sold. Adverse changes in these import costs and restrictions, or the Company’s suppliers’ failure to comply with customs regulations or similar laws, could harm the Company’s business.
The Company’s ability to import products in a timely and cost-effective manner may also be affected by conditions at ports or issues that otherwise affect transportation and warehousing providers, such as port and shipping capacity, labor disputes, severe weather or increased homeland security requirements in the U.S. and other countries. These issues could delay importation of products or require the Company to locate alternative ports or warehousing providers to avoid disruption to customers. These alternatives may not be available on short notice or could result in higher transit costs, which could have an adverse impact on the Company’s business and financial condition.
If the Company were required to write down all or part of its goodwill or indefinite-lived tradenames, its net income could be materially adversely affected.
As a result of the Merger Transaction the Company has $241.5 million of goodwill and $44.7 million of indefinite-lived tradenames recorded on its Consolidated Balance Sheet at December 31, 2005. The Company is required to periodically determine if its goodwill or indefinite-lived tradenames have become impaired, in which case it would write down the impaired portion of the intangible asset. If the Company were required to write down all or part of its goodwill or indefinite-lived tradenames, its net income could be materially adversely affected.

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
One element of Hillman’s future growth strategy is to pursue selected acquisitions that either expand or complement its businesses in new or existing markets. However, there can be no assurance that the Company will be able to identify or acquire acceptable acquisition candidates on terms favorable to the Company and in a timely manner, if at all, to the extent necessary to fulfill Hillman’s growth strategy.
The process of integrating acquired businesses into the Company’s operations may result in unforeseen difficulties and may require a disproportionate amount of resources and management’s attention, and there can be no assurance that Hillman will be able to successfully integrate acquired businesses into its operations, including the Steelworks acquisition in January 2006.
The Company is subject to fluctuations in interest rates.
A significant portion of the Company’s outstanding debt has variable rate interest. Increases in borrowing rates will increase the Company’s cost of borrowing, which may affect the Company’s results of operations and financial condition.
Item 1B — Unresolved Staff Comments.
None.

Item 2 – Properties.
The Company’s principal office, manufacturing and distribution properties are as follows:

	Approximate
Location	Square Footage	Description
Cincinnati, Ohio	240,000	Office, Distribution
Forest Park, Ohio	335,000	Distribution
Tempe, Arizona	185,000	Office, Mfg., Distribution
Shafter, California	84,000	Distribution
Lewisville, Texas	72,000	Distribution
Wilsonville, Oregon	29,000	Distribution
Charlotte, North Carolina	40,000	Distribution
Green Island, New York	56,000	Distribution
LaCrosse, Wisconsin	48,000	Distribution
Riviera Beach, Florida	37,000	Distribution
Goodlettsville, Tennessee	72,000	Mfg., Distribution
Mississauga, Ontario	11,000	Distribution
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
Item 4 – Submission of Matters to a Vote of Security Holders.
The Company did not submit any matters to a vote of Trust Preferred holders during the quarter ended December 31, 2005.

Part II
Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Stock Exchange Listing
The Company’s common stock does not trade and is not listed on or quoted in an exchange or other market. However, the Trust Preferred Securities trade under the ticker symbol HLM.Pr on the American Stock Exchange. The following table sets forth the high and low closing sale prices on the American Stock Exchange composite tape for the Trust Preferred Securities.

2005	High	Low
First Quarter	$29.44	$27.55
Second Quarter	29.25	28.15
Third Quarter	29.29	28.75
Fourth Quarter	29.28	28.61

2004	High	Low
First Quarter	$27.50	$26.15
Second Quarter	27.55	26.50
Third Quarter	27.70	26.80
Fourth Quarter	29.45	27.40
The Trust Preferred Securities have a liquidation value of $25.00 per security. As of March 17, 2006, there were 687 holders of Trust Preferred Securities and fifteen (15) common stockholders. The total number of Trust Preferred Securities outstanding as of March 30, 2006, was 4,217,724. The total number of shares of Common Stock outstanding as of March 30, 2006, was 10,000.
Distributions
The Company pays interest to the Hillman Group Capital Trust (“the Trust”) on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.2 million per annum in the aggregate. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. For the years ended December 31, 2005 and 2004, the Company paid $12.2 million per year in interest on the Junior Subordinated Debentures, which was equivalent to the amounts distributed on the Trust for the same periods.
The interest payments on the Junior Subordinated Debentures underlying the Trust Preferred Securities are deductible for federal income tax purposes by the Company under current law and will remain an obligation of the Company until the Trust Preferred Securities are redeemed or upon their maturity in 2027.
For more information on the Trust and Junior Subordinated Debentures, see “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Issuer Purchases of Equity Securities
The Company made no repurchases of its equity securities during 2005.

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
The following table sets forth selected consolidated financial data of the Pre-predecessor for the nine months ended September 30, 2001; and consolidated financial data of the Predecessor as of and for the three months ended March 31, 2004, the years ended December 31, 2003 and 2002 and the three months ended December 31, 2001; and consolidated financial data of the Successor as of and for the nine months ended December 31, 2004 and the year ended December 31, 2005. See the accompanying Notes to Consolidated Financial Statements and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information regarding the acquisition of the Company by CHS and the Company’s debt refinancing as well as other acquisitions that affect comparability.
(dollars in thousands)

							Pre-
	Successor		Predecessor				Predecessor
		Nine	Three
		Months	Months			Three	Nine Months
	Year Ended	Ended	Ended	Year Ended	Year Ended	Months Ended	Ended 9/30/01
	12/31/05	12/31/04	03/31/04	12/31/03	12/31/02	12/31/01	(3)
Income Statement Data:

Net sales	$382,512	$273,374	$78,190	$317,671	$286,599	$61,538	$340,426
Gross profit	206,290	150,402	42,807	174,316	160,503	35,249	142,986
Non-recurring expense (2)	—	—	30,707	—	—	—	—
Net (loss) income	(3,654)	779	(20,366)	(5,709)	5,243	(2,128)	(1,097)

Balance Sheet Data at December 31:
Total assets	$631,336	$628,899	N/A	$354,253	$375,653	$352,960	N/A
Long-term debt and
capitalized lease obligations (1)	263,508	264,101	N/A	150,338	147,175	130,836	N/A

(1)	Includes current portion of long-term debt and capitalized lease obligations.

(2)	Non-recurring expenses incurred in connection with CHS merger including $24,353 for stock options granted at an exercise price below fair market value, $4,035 in investment banking and legal fees, $1,922 in management bonuses and $397 in payroll taxes. See the Notes to the Consolidated Financial Statements for further details.

(3)	Financial data for the nine months ended September 30, 2001 include the operating results of the SunSource Technology Services business, the assets of which were sold pursuant to an Asset Purchase Agreement on September 28, 2001.

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
The Company’s principal business is operated through its wholly-owned subsidiary, The Hillman Group, which had sales of approximately $382.5 million in 2005. The Hillman Group sells its product lines and provides its services to hardware stores, home centers, mass merchants, pet supply stores, and other retail outlets principally in the United States, Canada, Mexico and South America. Product lines include thousands of small parts such as fasteners and related hardware items; keys, key duplication systems and accessories; and identification items, such as, tags and letters, numbers, and signs. Services offered include design and installation of merchandising systems and maintenance of appropriate in-store inventory levels.
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
Prior to the merger, Allied Capital Corporation (“Allied Capital”) owned 96.8 % of the Company’s common stock. As a result of the change of control, an affiliate of CHS owns 49.1% of the Company’s common stock and 54.5% of the Company’s voting common stock, Ontario Teacher’s Pension Plan (“OTPP”) owns 27.9% of the Company’s common stock and 31.0% of the Company’s voting common stock and HarbourVest Partners VI owns 8.7% of the Company’s common stock and 9.7% of the Company’s voting common stock. OTPP’s voting rights with respect to the election of directors to the Board of Directors is limited to the lesser of 30.0% or the actual percentage of voting stock held. Certain members of management own 14.1% of the Company’s common stock and 4.5% of the Company’s voting common stock.
The Company’s operations for the periods presented prior to the March 31, 2004 Merger Transaction are referenced herein as the predecessor financial statements (the “Predecessor” or “Predecessor Financial Statements”). The Company’s Consolidated Balance Sheet as of December 31, 2005 and 2004 and its related Consolidated Statements of Operations for the year ended December 31, 2005 and the nine months ended December 31, 2004, and its Consolidated Statements of Cash Flows and Changes in Stockholders’ Equity for the year ended December 31, 2005 and the nine months ended December 31, 2004 are referenced herein as the successor financial statements (the “Successor” or “Successor Financial Statements”).
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
Subsequent Event
On January 5, 2006, the Company’s Hillman Group, Inc. subsidiary purchased certain assets of The SteelWorks Corporation (“SteelWorks”), a Denver, Colorado based manufacturer and distributor of metal shapes, threaded rod and metal sheet to the Retail Hardware and Home Improvement Industry. Annual revenues of the SteelWorks customer base acquired are approximately $31 million. The aggregate purchase price was $34.2 million paid in cash at closing.

Results of Operations
Sales and Profitability for each of the Three Years Ended December 31

	(dollars in thousands)
	2005		2004 (a)		2003
		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total
Net sales	$382,512	100.0%	$351,564	100.0%	$317,671	100.0%
Cost of sales (exclusive of depreciation and amortization shown below)	176,222	46.1%	158,355	45.0%	143,355	45.1%

Gross profit	206,290	53.9%	193,209	55.0%	174,316	54.9%

Operating expenses:
Selling	72,282	18.9%	67,796	19.3%	57,939	18.2%
Warehouse & delivery	47,705	12.5%	44,245	12.6%	40,590	12.8%
General & Administrative	19,078	5.0%	18,221	5.2%	22,229	7.0%
Stock compensation expense	1,601	0.4%	272	0.1%	—	0.0%

Total SG&A	140,666	36.8%	130,534	37.1%	120,758	38.0%
Non-recurring expense (b)	—	0.0%	30,707	8.7%	—	0.0%
Depreciation	15,605	4.1%	15,187	4.3%	14,399	4.5%
Amortization	7,228	1.9%	5,748	1.6%	1,437	0.5%
Management fees	1,045	0.3%	1,329	0.4%	1,800	0.6%

Total operating expenses	164,544	43.0%	183,505	52.2%	138,394	43.6%

Other income (expense)	(87)	0.0%	277	0.1%	681	0.2%

Income from operations	41,659	10.9%	9,981	2.8%	36,603	11.5%

Interest expense	20,974	5.5%	17,539	5.0%	15,405	4.8%
Interest expense on mandatorily redeemable preferred stock & management purchased preferred options	7,972	2.1%	5,458	1.6%	—	0.0%
Interest expense on junior subordinated notes	12,609	3.3%	12,609	3.6%	—	0.0%
Investment income on trust common securities	(378)	-0.1%	(378)	-0.1%	—	0.0%
Distributions on guaranteed preferred beneficial interests	—	0.0%	—	0.0%	12,231	3.9%
Write-down of note receivable	—	0.0%	—	0.0%	11,258	3.5%

Income (loss) before taxes	482	0.1%	(25,247)	-7.2%	(2,291)	-0.7%

(a)	For the purpose of comparing the Company’s results of operations for each of the three years ended December 31, 2005, the results of the Predecessor Operations for the three months ended March 31, 2004 have been combined with the results of the Successor Operations for the nine months ended December 31, 2004.

(b)	Represents one-time charges for stock options, management bonuses, investment banking, and legal fees incurred in connection with the March 31, 2004 Merger Transaction.

Years Ended December 31, 2005 and 2004
Net sales of $382.5 million in 2005 increased $30.9 million or 8.8 % from 2004. Most of the increase was due to sales to national accounts, including Lowe’s, Home Depot and Wal*Mart, which were up $12.4 million or 8.2% in 2005. Lowe’s, on the strength of new store openings and new product introductions, accounted for $8.1 million of the National Account sales increase. The Home Depot sales increase in 2005 of $5.3 million can also be attributed primarily to new store openings. Wal*Mart’s 2005 sales in the United States actually declined by 5% or $1.3 million as a result of a concerted effort by Wal*Mart corporate to reduce inventory levels in their fiscal fourth quarter.
Sales to Franchise and Independent (“F&I”) hardware stores improved by $9.6 million or 7.8% compared to 2004. The F&I accounts are typically individual hardware dealers who are members of a larger cooperative such as Ace, True Value and Do-it Best. After several years of slow growth, the F&I business had a second year of solid growth. New account activity, including 115 new stores and over 160 competitor conversions were the primary drivers of the 2005 sales growth. Also, Hillman introduced several new products to the F&I accounts in 2005 such as chrome plated fasteners and a new picture hanging line.
Regional accounts including 84 Lumber, Sutherlands and Westlake Hardware, increased sales by $3.6 million or 18.6%. Engraving sales also posted strong sales growth of 9.7% or $2.9 million in 2005. The growth can be attributed to new store openings at PetSmart and PETCO combined with improvement in Wal*mart same store sales. International sales including Canada, Mexico, the Caribbean and Latin America increased $2.5 million or 34.0% in 2005. Other accounts including the coop wholesalers, direct marketing and commercial accounts, declined by $0.1 million in 2005.
The Company’s sales backlog, based upon cancelable purchase orders, was $5.8 million as of December 31, 2005 compared to $5.7 million as of December 31, 2004.
Gross profit declined from 54.9% in 2004 to 53.9% in 2005 and was negatively affected in 2005 by cost increases in several commodities essential to both our key and LNS product lines. The material cost of a key blank is largely dictated by the price of copper which experienced significant increases in 2005. Also, styrene, which is used in the manufacture of LNS, is a resin based product affected by surging oil prices in 2005.
Selling, general and administrative (“S,G&A”) expense of $140.6 million in 2005 increased $10.1 million or 7.8% over 2004. The increase in selling expenses of $4.5 million can be attributed primarily to the cost of displays for new national account locations and retrofits of existing stores which increased $2.1 million in 2005 compared with the prior year. The additional increase in selling cost is the result of costs to provide service and merchandising to the expanded store base. Warehouse and delivery costs, which are almost wholly variable with sales volume increases, were up $3.5 million in 2005. Productivity gains from the 2005 implementation of new technology in the Dallas and Bakersfield distributions centers kept the overall cost to pick and ship orders relatively flat compared to 2004 despite the 8.9% increase in sales volume. Freight costs of $21.6 million, on the other hand, increased $2.6 million or 14% over the prior year. Freight costs were negatively impacted by fuel surcharges imposed by most of the Company’s transit suppliers. General and administrative expenses were up $0.9 million in 2005 primarily as a result of additional accounting fees associated with the restatement of the 2004 10-K.
Depreciation expense increased $0.4 million from $15.2 million in 2004 to $15.6 million in 2005. The increased depreciation was a result of additional capital spending in 2005 for the automation and expansion of distribution facilities, an ERP implementation in the Company’s Mexico facility and expanded placement of Quick-Tag machines.
Following the March 31, 2004 Merger Transaction, the value of intangible assets was determined by an independent appraisal. In 2005, amortization expense increased $1.5 million as a result of a full year amortization of the newly valued intangible assets.
The Company has recorded a management and transaction fee charge of $1.0 million for 2005 and $1.3 million for 2004. As of the closing of the Merger Transaction in March 2004, the Company is obligated to pay management fees to a subsidiary of CHS for management services rendered in the amount of fifty-eight thousand dollars per month, plus out of pocket expenses, and to pay transaction fees to a subsidiary of OTPP in the amount of twenty-six thousand dollars per month, plus out of pocket expenses, for each month. The Company was obligated to pay management fees to a subsidiary of Allied Capital for management services rendered in the amount of $1.8 million, plus out of pocket expenses, for calendar years subsequent to 2001. The payment of management fees was due annually after delivery of the Company’s annual audited financial statements to the Board of Directors of the Company. The obligation to pay management fees to Allied Capital was terminated upon the payment of outstanding fees in the amount of $2.3 million on March 31, 2004 in connection with the closing of the Merger Transaction.
Interest expense, net, increased $3.5 million to $21.0 million in 2005 from $17.5 million in 2004. The increase in interest expense, net, was primarily the result of increased Company debt related to the Merger Transaction, the amortization of additional deferred financing costs and increased borrowing costs on the variable rate Term Loan.
Interest expense on the mandatorily redeemable preferred stock and management purchased preferred options related to the Merger Transaction increased from $5.5 million in 2004 to $8.0 million in 2005. The increase can be attributed to an additional quarter of interest in 2005 and additional vesting on the management purchased preferred options.
The Company pays interest to the Trust on the junior subordinated debentures underlying the trust preferred securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.6 million per annum in the aggregate. The Company receives investment income on the trust common securities in the amount of $0.4 million per annum. The Trust distributes the equivalent net amount to the holders of the trust preferred securities. For the years ended December 31, 2005 and 2004, the Company paid interest net of investment income of $12.2 million on the junior subordinated debentures, which is equivalent to the amounts distributed by the Trust on the trust preferred securities.
The Company also pays interest to the Trust on the junior subordinated debentures underlying the trust common securities at the rate of 11.6% per annum on their face amount of $3.3 million, or $0.4 million per annum in the aggregate. The Trust distributes an equivalent amount to the Company as a distribution on the underlying trust common securities. For the years ended December 31, 2005 and 2004, the Company paid $0.4 million interest on the Junior Subordinated Debentures, which is equivalent to the amounts received by the Company as investment income.
The effective tax rates in 2005 and 2004 were 858.1% and 22.4%, respectively. The change in effective rate is attributable to lower levels of book income and the existence of large permanent differences. See Note 5, Income Taxes, of Notes to Consolidated Financial Statements of the Company for the three years ended December 31, 2005, for income taxes and disclosures related to 2005 and 2004 income tax events.
Years Ended December 31, 2004 and 2003
Net sales increased $33.9 million or 10.7% in 2004 to $351.6 million from $317.7 million in 2003. Sales to national accounts represented $19.4 million of the $33.9 million total sales increase. The new store growth of our national accounts customers was primarily responsible for the increased fastener, keys, and LNS sales to Lowe’s, increased keys and LNS sales to Home Depot, and increased keys sales to Wal-Mart. Sales to Franchise and Independent (“F&I”) accounts increased $9.4 million from 2003 primarily due to improved economic activity at the retail level and increased sales of galvanized fasteners used in the newly formulated treated lumber. The F&I accounts are typically individual hardware dealers who are members of larger cooperatives, such as True Value, Ace, and Do-It-Best. In addition, the regional and engraving accounts increased $3.3 million over the comparable period in 2003. The regional accounts represent mid-sized hardware and lumber chains. Sales by our Canadian division increased $1.3 million, export sales increased $0.7 million, and other sales were $0.2 million less than the prior year.
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
The Company has recorded a management and transaction fee charge of $1.3 million for 2004 and $1.8 million for 2003. As of the closing of the Merger Transaction in March 2004, the Company is obligated to pay management fees to a subsidiary of CHS for management services rendered in the amount of fifty-eight thousand dollars per month, plus out of pocket expenses, and to pay transaction fees to a subsidiary of OTPP in the amount of twenty-six thousand dollars per month, plus out of pocket expenses. The Company was obligated to pay management fees to a subsidiary of Allied Capital for management services rendered in the amount of $1.8 million, plus out of pocket expenses, for calendar years subsequent to 2001. The payment of management fees was due annually after delivery of the Company’s annual audited financial statements to the Board of Directors of the Company.
Income from operations for the year ended December 31, 2004 was $10.0 million and includes $30.7 million in non-recurring costs recorded in connection with the Merger Transaction. This compares to $36.6 million for the year ended December 31, 2003.
The Company’s consolidated operating profit margin from operations (income from operations as a percentage of net sales) was 11.5% in 2003 and 2.8% in 2004. However, 2004 includes the non-recurring costs of $30.7 million recorded in connection with the Merger Transaction. The operating profit margin was impacted by a reduction of S,G&A expenses and management fees as a percentage of sales, but these benefits were offset by the increase in amortization costs as a percentage of sales which resulted from the Merger Transaction.
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
The effective tax rates in 2004 and 2003 were 22.4% and (149.2)%, respectively. The 2004 rate was impacted by the existence of large permanent items. The 2003 rate included a $3.9 million increase in the deferred tax valuation allowance. See Note 5, Income Taxes, of Notes to Consolidated Financial Statements of the Company for the three years ended December 31, 2005, for income taxes and disclosures related to 2004 and 2003 income tax events.
Liquidity and Capital Resources
Net cash provided by operating activities for the year ended December 31, 2005 was $13.9 million, primarily due to the net loss adjusted for non-cash charges of $32.5 million for depreciation, amortization, dispositions of equipment, deferred taxes, PIK interest, and interest on mandatorily redeemable preferred stock which were partially offset by cash related adjustments of $18.6 million for routine operating activities represented by changes in inventories, accounts receivable, accounts payable, accrued liabilities and other assets. The 2005 increase in accounts receivable of $4.1 million is primarily the result of sales growth. The inventory increase of $11.3 million in 2005 can be attributed to the growth in sales as well as inventory builds at the end of the year for anticipated roll outs of new customer programs scheduled for the first quarter of 2006. Accounts payable was $3.5 million lower at the end of 2005 as the Company elected to take advantage of cash discounts from vendors.
Net cash used for investing activities was $15.4 million for the year ended December 31, 2005. Capital expenditures for the year totaled $15.2 million, consisting of $7.2 million for key duplicating machines, $2.3 million for engraving machines, $1.5 million for Cincinnati office expansion and $4.2 million for equipment purchases.
Net cash used for financing activities for the year ended December 31, 2005 was $1.7 million, primarily related to principal payments on the senior term loan.
Management believes projected cash flows from operations and revolver availability will be sufficient to fund working capital and capital expenditure needs for the next 12 months.
The Company’s working capital (current assets minus current liabilities) position of $104.4 million as of December 31, 2005, represents an increase of $16.7 million from the December 31, 2004 level of $87.7 million as follows:
(dollars in thousands)

Amount
Decrease in cash and cash equivalents	$(3,122)
Increase in accounts receivable, net	4,113
Increase in inventories, net	11,343
Increase in other current assets	28
Decrease in deferred taxes	(1,053)
Decrease in accounts payable	3,547
Decrease in accrued salaries and wages	921
Increase in accrued interest	(841)
Decrease in other accrued liabilities	1,943
Other items, net	(142)

Net increase in working capital for the year ended December 31, 2005	$16,737

The Company’s contractual obligations in thousands of dollars as of December 31, 2005 are summarized below:

		Payments Due
		Less Than	1 to 3	3 to 5	More Than
Contractual Obligations	Total	One Year	Years	Years	Five Years
Junior Subordinated Debentures (1)	$117,295	$—	$—	$—	$117,295
Long Term Senior Term Loans	214,237	2,175	4,350	4,350	203,362
Bank Revolving Credit Facility	—	—	—	—	—
Long Term Unsecured Subordinated Notes	49,172	—	—	—	49,172
Interest Payments (2)	100,387	21,955	40,897	32,846	4,689
Operating Leases	51,503	8,991	10,608	7,857	24,047
Mandatorily Redeemable Preferred Stock	69,695	—	—	—	69,695
Management Purchased Preferred Options	4,087	—	—	—	4,087
Deferred Compensation Obligations	4,809	167	334	334	3,974
Capital Lease Obligations	109	51	58	—	—
Other Long Term Obligations	4,844	1,232	800	521	2,291

Total Contractual Cash Obligations	$616,138	$34,571	$57,047	$45,908	$478,612

(1)	The junior subordinated debentures liquidation value is approximately $108,707.

(2)	Interest payments for the long term senior term loans and the long term unsecured subordinated notes. Interest payments on the variable rate long term senior term loans were calculated at the LIBOR rate plus margin of 7.6875% in effect as of December 31, 2005.
All of the obligations noted above are reflected on the Company’s Consolidated Balance Sheet as of December 31, 2005, except for the Interest Payments and Operating Leases. See Notes to Consolidated Financial Statements as of and for the three years ended December 31, 2005 for additional information.
The Company has a purchase agreement with its supplier of key blanks which requires minimum purchases of 100 million key blanks per year. To the extent minimum purchases of key blanks are below 100 million the Company must pay the suppliers $.0035 per key multiplied by the shortfall. Since the inception of the contract in 1998, the Company purchases of key blanks from the supplier have exceeded 100 million. The purchase agreement expires on December 31, 2006.
The Company does not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended.
As of December 31, 2005, the Company had $34.8 million available under its secured credit facilities. The Company had approximately $214.3 million of outstanding debt under its secured credit facilities at December 31, 2005, consisting of $214.2 million in a term loan and $0.1 million in capitalized lease obligations. The term loan consisted of a $213.1 million Term B Loan currently at a six (6) month LIBOR rate plus margin of 7.6875%, a $0.6 million Term B Loan currently at a three (3) month LIBOR rate plus margin of 7.812% and a $0.5 million Term B loan at the prime rate plus margin of 9.5%. The capitalized lease obligations were at various interest rates.
Interest on the Subordinated Debt Issuance of $47.5 million which matures September 30, 2011 is at a fixed rate of 13.5% per annum, with cash interest payments being required on a quarterly basis at a fixed rate of 11.25% commencing April 15, 2004. The outstanding principal balance of the Subordinated Debt Issuance shall be increased on a quarterly basis by the remaining 2.25% PIK Amount. All of the PIK Amounts are due on the maturity date of the Subordinated Debt Issuance. As of December 31, 2005, the outstanding Subordinated Debt Issuance including the PIK Amounts was $49.2 million.
In accordance with the Company’s Senior Credit Agreement, Hillman must maintain its fixed charge coverage at all times in excess of 1.05x from January 1, 2005 through December 31, 2005 and 1.15x thereafter to continue monthly distributions on its Trust Preferred Securities ($1.0 million per month). Hillman’s fixed charge coverage was 1.38x for the twelve-month period ended December 31, 2005 as calculated in accordance with the Senior Credit Agreement.
The Company had deferred tax assets aggregating $39.2 million, net of valuation allowance of $15.6 million, and deferred tax liabilities of $69.6 million as of December 31, 2005, as determined in accordance with SFAS 109. Management believes that the Company’s net deferred tax assets will be realized through the reversal of existing temporary differences between the financial statement and tax basis, as well as through future taxable income.

Inflation
The Company is sensitive to inflation present in the economies of the United States and our foreign suppliers located primarily in Taiwan and China. Inflation in recent years has produced only a modest impact on the Company’s operations, however, the recent growth in China’s economic activity produced a spike in the cost of certain imported fastener products in the latter part of 2003 and 2004 increasing the cost of certain fasteners as much as 45%. Additionally, recent increases in the cost of diesel fuel have contributed to transportation rate increases. Continued inflation and resulting cost increases over a period of years would result in significant increases in inventory costs and operating expenses. Such higher cost of sales and operating expenses can generally be offset by increases in selling prices, although the ability of the Company’s operating divisions to raise prices is dependent on competitive market conditions. The Company was able to recover most of the 2003 and 2004 fastener cost increases by raising prices to its customers.
Related Party Transactions
On September 26, 2001, the Company was acquired by Allied Capital pursuant to the terms and conditions of an Agreement and Plan of Merger dated as of June 18, 2001. In connection with this Agreement and Plan of Merger, the Company was obligated to pay management fees to a subsidiary of Allied Capital for management services rendered in the amount of $1.8 million per year, plus out of pocket expenses, for calendar years subsequent to 2001. The Company has recorded a management fee charge of $0.5 million, and $1.8 million on the Predecessor’s Statement of Operations for the three months ended March 31, 2004 and the year ended December 31, 2003. Payment of management fees was due annually after delivery of the Company’s annual audited financial statements to the Board of Directors of the Company. The obligation to pay management fees to Allied Capital was terminated upon the payment of outstanding fees in the amount of $2.3 million on March 31, 2004 in connection with the close of the Merger Transaction.
On March 31, 2004, the Company was acquired by an affiliate of CHS. In connection with the CHS acquisition, the Company is obligated to pay management fees to a subsidiary of CHS in the amount of $58 thousand per month and to pay transaction fees to a subsidiary of OTPP in the amount of $26 thousand per month, plus out of pocket expenses, for each month commencing with the closing date of the Merger Transaction. The Company has recorded management and transaction charges and expenses from CHS and OTPP of $1.0 million and $0.8 million for the year ended December 31, 2005 and the nine month period ended December 31, 2004.
The Predecessor Company incurred interest expense to Allied Capital on the unsecured subordinated note at a fixed rate of 18.0% per annum. Cash interest payments were required on a quarterly basis at a fixed rate of 13.5% with the remaining 4.5% fixed rate (the “PIK Amount”) being added to the principal balance. The subordinated debt and accrued interest thereon of $45.6 million were paid in full at March 31, 2004 in connection with the Merger Transaction. See discussion above and in Note 8, Long-Term Debt, of Notes to Consolidated Financial Statements.
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
The most significant accounting estimates inherent in the preparation of the Company’s consolidated financial statements include estimates associated with its evaluation of the recoverability of goodwill as well as those used in the determination of liabilities related to insurance programs, litigation, and taxation. The Company’s purchase price allocation methodology requires estimates of the fair value of assets acquired and liabilities assumed. In addition, significant estimates form the basis for the Company’s reserves with respect to sales and returns allowances, collectibility of accounts receivable, inventory valuations, deferred tax assets, and certain benefits provided to current employees. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions and product mix. The Company re-evaluates these significant factors and makes adjustments where facts and circumstances dictate. Specific factors are as follows: recoverability of goodwill and intangible assets are subject to annual impairment testing; purchase price allocation adjustments are based on changes in settlements of liabilities and assets realized; litigation is based on projections provided by legal counsel; deferred taxes are based on the Company’s projections of future taxable income; sales and returns and allowances are based on historical activity and customer contracts; accounts receivable reserves are based on doubtful accounts and aging of outstanding balances; inventory reserves are based on expected obsolescence and excess inventory levels; and employee benefits are based on benefit plan requirements and severance agreements. Historically, actual results have not significantly deviated from those determined using the estimates described above. The dollar amounts below are presented in thousands.
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
The Company also establishes reserves for customer returns and allowances. The reserve is established based on historical rates of returns and allowances. The reserve is adjusted quarterly based on actual experience. Returns and allowances are included in the determination of net sales.
Accounts Receivable and Allowance for Doubtful Accounts:
The Company establishes the allowance for doubtful accounts using the specific identification method and also provides a reserve in the aggregate. The estimates for calculating the aggregate reserve are based on historical information. The allowance for doubtful accounts was $434 and $526 as of December 31, 2005 and 2004, respectively.
Inventory Realization:
Inventories consisting predominantly of finished goods are valued at the lower of cost or market, cost being determined principally on the weighted average cost method. Excess and obsolete inventories are carried at net realizable value. The historical usage rate is the primary factor used by the Company in assessing the net realizable value of excess and obsolete inventory. A reduction in the carrying value of an inventory item from cost to market is recorded for inventory with no usage in the preceding twenty-four month period or with on hand quantities in excess of twenty-four months average usage. The inventory reserve amounts were $3,948 and $3,558 at December 31, 2005 and 2004, respectively.
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
Goodwill and Other Intangible Assets:
The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and intangibles with indefinite lives no longer be amortized, but instead be tested for impairment at least annually. If impairment is indicated a write-down to fair value is recorded. Other intangible assets arising principally from the Merger Transaction are amortized on a straight-line basis over periods ranging from four to twenty-three years. Trademarks are not amortized due to their indefinite useful lives.
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
Investments:
All of the Company’s investments are in marketable equity securities classified as available-for-sale securities which are carried at fair value with the unrealized gains and losses, net of tax, reported in other comprehensive income.
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
Retirement Benefits:
Certain employees of the Company are covered under a profit-sharing and retirement savings plan (“defined contribution plan”). See Note 14, Retirement Benefits, of Notes to Consolidated Financial Statements for additional information.

Shipping and Handling:
The costs incurred to ship product to customers, including freight and handling expenses, are included in selling, general and administrative expenses on the Company’s Statements of Operations. The Predecessor Company’s shipping and handling costs were $3,629 and $15,916 for the three months ended March 31, 2004 and the year ended December 31, 2003, respectively. The Successor Company’s shipping and handling costs were $18,615 and $12,790 for the year ended December 31, 2005 and the nine months ended December 31, 2004, respectively.
Research and Development:
The Company incurs research and development costs consisting primarily of internal wages and benefits in connection with improvements to the key duplicating and engraving machines. The Predecessor Company’s research and development costs were $277 and $1,381, for the three months ended March 31, 2004 and the year ended December 31, 2003, respectively. The Successor Company’s research and development costs were $1,058 and $796 for the year ended December 31, 2005 and the nine months ended December 31, 2004, respectively.
Stock Based Compensation:
For options granted under the 2004 stock option plan, the Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations in accounting for its stock based employee compensation plans. The Company is also subject to disclosure requirements of SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”). Had compensation cost for the plans been determined based on the fair value at the grant dates consistent with the fair value method of SFAS 123, the effect on the Company’s net loss for the year ended December 31, 2005 would have been approximately $6. There would have been no compensation charge for the periods ended December 31, 2004, March 31, 2004 or December 31, 2003.
Using fair value method of SFAS 123, the fair value of the options granted in fiscal 2005 was $33. The fair value of the option grants is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield equaling 0%, risk-free interest rate of 3.8%, expected volatility assumed to be 34%, and expected life of 6 years. See Note 13, Stock Based Compensation, of the Notes to the Consolidated Financial Statements.
Fair Value of Financial Instruments:
Cash, accounts receivable, short-term borrowings, accounts payable, accrued liabilities and bank revolving credit are reflected in the consolidated financial statements at fair value due to short-term maturity or revolving nature of these instruments.
Translation of Foreign Currencies:
The translation of the Company’s Canadian and Mexican foreign currency based financial statements into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. The exchange rates represent the noon buying rates reported by the Federal Reserve Bank of New York.

Comprehensive Income (Loss):
The components of comprehensive income (loss) were as follows:

	Successor	Successor	Predecessor	Predecessor
	Year	Nine months	Three months	Year
	ended	ended	ended	ended
	December 31,	December 31,	March 31,	December 31,
	2005	2004	2004	2003
Net (loss) income	$(3,654)	$779	$(20,366)	$(5,709)
Unrealized gains on investments, net	41	$34	$16	$19
Change in derivative security value, net	(24)	(18)	—	—
Foreign currency translation adjustment, net	109	(110)	10	(135)

Comprehensive (loss) income	$(3,528)	$685	$(20,340)	$(5,825)

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
Recent Accounting Pronouncements:
In May 2005, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 requires that retrospective application of a change in accounting principle be limited to the direct effects of the change, and that indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and error corrections made in fiscal years beginning after the date the statement was issued. The Company is required to adopt the provisions of SFAS 154 beginning January 1, 2006.
In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets- an amendment of APB Opinion No. 29.” The statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The statement is effective for fiscal periods beginning after June 15, 2005 and adoption is not expected to have a material impact on the Company’s results of operations or financial position.
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

In addition, SFAS 151 requires that allocation of fixed production overhead to conversion costs should be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and adoption is not expected to have a material impact on the Company’s results of operations or financial position.
In December 2004, the Financial Accounting Standards Board issued Statement No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). This statement revises Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), which provides supplemental guidance in adopting SFAS 123(R). Pursuant to the SEC guidance in SAB No. 107, the Company will adopt the provisions of this statement in the first quarter of fiscal 2006.
The Company will adopt SFAS 123(R) using the modified prospective application without restating prior periods, which requires the recognition of compensation expense for all stock options and other equity based awards that vest or become exercisable on and after January 1, 2006. The adoption of SFAS 123(R) is not expected to have a material effect on the Company’s result of operations or financial position.
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

Item 7A – Quantitative and Qualitative Disclosures About Market Risk.
The Company is exposed to the impact of interest rate changes as borrowings under the Senior Credit Agreement bear interest at variable interest rates. It is the Company’s policy to enter into interest rate transactions only to the extent considered necessary to meet objectives. On April 28, 2004, the Company entered into an Interest Rate Swap Agreement (“Swap”) with a two-year term for a notional amount of $50 million. The Swap fixes the interest rate on $50 million of the Term Loan at a rate of 1.17% plus the applicable interest rate margin for the first three months of the Swap with incremental increases ranging from 28 to 47 basis points in each successive quarter. Based on Hillman’s exposure to variable rate borrowings at December 31, 2005, a one percent (1%) change in the weighted average interest rate for a period of one year would change the annual interest expense by approximately $1.6 million.
The Company is exposed to foreign exchange rate changes of the Canadian and Mexican currencies as it impacts the $2.7 million net asset value of its Canadian and Mexican subsidiaries as of December 31, 2005. Management considers the Company’s exposure to foreign currency translation gains or losses to be minimal.

Item 8 – Financial Statements and Supplementary Data.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

Page(s)
Reports of Independent Registered Public Accounting Firm	30-31

Consolidated Financial Statements:

Consolidated Balance Sheets	32-33

Consolidated Statements of Operations	34

Consolidated Statements of Cash Flows	35

Consolidated Statements of Changes in Stockholders’ Equity	36

Notes to Consolidated Financial Statements	37-58

Financial Statement Schedule:

Valuation Accounts	59

Report of Independent Registered Public Accounting Firm
To The Board of Directors and Stockholders of
The Hillman Companies, Inc.
In our opinion, the accompanying consolidated balance sheets and related consolidated statements of operations, cash flows and changes in stockholders’ equity present fairly, in all material respects, the financial position of The Hillman Companies, Inc. and its subsidiaries (successor company) at December 31, 2005 and 2004 and the results of their operations and their cash flows for the year ended December 31, 2005 and the nine months ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the accompanying financial statement schedule for the year ended December 31, 2005 and the nine months ended December 31, 2004 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial presentation. We believe that our audits provide a reasonable basis for our opinion.
PricewaterhouseCoopers LLP
Indianapolis, Indiana
March 30, 2006

Report of Independent Registered Public Accounting Firm
To The Board of Directors and Stockholders of
The Hillman Companies, Inc.
In our opinion, the accompanying consolidated statements of operations, cash flows and changes in stockholders’ equity present fairly, in all material respects, the results of operations, changes in cash flows and stockholders’ equity of The Hillman Companies, Inc. and its subsidiaries (predecessor company) for the three months ended March 31, 2004 and the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the accompanying financial statement schedule for the three months ended March 31, 2004 and the year ended December 31, 2003 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 11, effective January 1, 2004, the Company adopted the provisions of Statement of Financial Accounting Standards No. 150, “Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity” and FASB Interpretation No. 46(R), “Consolidation of Variable interest Entities – an interpretation of ARB No. 51 (revised December 2003).”
PricewaterhouseCoopers LLP
Cincinnati, Ohio
March 30, 2006

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$26,491	$29,613
Restricted investments	167	75
Accounts receivable, net	41,483	37,370
Inventories, net	77,178	65,835
Deferred income taxes, net	5,659	6,712
Other current assets	2,848	2,820

Total current assets	153,826	142,425
Property and equipment, net	60,717	61,111
Goodwill	241,461	242,267
Other intangibles, net	160,507	167,842
Restricted investments	4,642	4,148
Deferred financing fees, net	5,712	6,786
Investment in trust common securities	3,261	3,261
Other assets	1,210	1,059

Total assets	$631,336	$628,899

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,625	$21,172
Current portion of senior term loans	2,175	2,175
Current portion of capitalized lease obligations	44	43
Accrued expenses:
Salaries and wages	3,378	4,299
Pricing allowances	9,603	9,681
Income and other taxes	1,739	1,520
Interest	4,203	3,362
Deferred compensation	167	75
Other accrued expenses	10,464	12,407

Total current liabilities	49,398	54,734
Long term senior term loans	212,062	213,694
Long term capitalized lease obligations	55	99
Long term unsecured subordinated notes	49,172	48,090
Junior subordinated debentures	117,295	117,690
Mandatorily redeemable preferred stock	69,695	62,232
Management purchased preferred options	4,087	3,577
Deferred compensation	4,642	4,148
Deferred income taxes, net	36,026	33,221
Accrued dividends on preferred stock	18,057	7,321
Other non-current liabilities	3,156	2,449

Total liabilities	563,645	547,255

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,	December 31,
	2005	2004
LIABILITIES AND STOCKHOLDERS’ EQUITY (CONTINUED)

Common stock with put options:
Class A Common stock, $.01 par, 23,141 shares authorized, 407.6 issued and outstanding at December 31, 2005 and 2004	407	407

Class B Common stock, $.01 par, 2,500 shares authorized, 1,000 issued and outstanding at December 31, 2005 and 2004	1,311	1,000

Commitments and contingencies (Note 17)

Stockholders’ equity:
Preferred Stock:
Class A Preferred stock, $.01 par, 238,889 shares authorized, 82,104.8 issued and outstanding at December 31, 2005 and 2004	1	1

Common Stock:
Class A Common stock, $.01 par, 23,141 shares authorized, 5,805.3 issued and outstanding at December 31, 2005 and 2004	—	—
Class C Common stock, $.01 par, 30,109 shares authorized, 2,787.1 issued and outstanding at December 31, 2005 and 2004	—	—
Additional paid-in capital	69,594	80,330
Accumulated deficit	(3,654)	—
Accumulated other comprehensive income (loss)	32	(94)

Total stockholders’ equity	65,973	80,237

Total liabilities and stockholders’ equity	$631,336	$628,899

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands)

	Successor		Predecessor
	Year	Nine months	Three months	Year
	ended	ended	ended	ended
	December 31,	December 31,	March 31,	December 31,
	2005	2004	2004	2003
Net sales	$382,512	$273,374	$78,190	$317,671
Cost of sales (exclusive of depreciation and amortization shown separately below)	176,222	122,972	35,383	143,355

Gross profit	206,290	150,402	42,807	174,316

Operating expenses:
Selling, general and administrative expenses	140,666	99,538	30,996	120,758
Non-recurring expense (Note 15)	—	—	30,707	—
Depreciation	15,605	11,388	3,799	14,399
Amortization	7,228	5,427	321	1,437
Management fee to related party	1,045	805	524	1,800

Total operating expenses	164,544	117,158	66,347	138,394

Other (expense) income, net	(87)	417	(140)	681

Income (loss) from operations	41,659	33,661	(23,680)	36,603

Interest expense, net	20,974	13,698	3,841	15,405

Interest expense on mandatorily redeemable preferred stock and management purchased preferred options	7,972	5,458	—	—
Interest expense on junior subordinated notes	12,609	9,457	3,152	—
Investment income on trust common securities	(378)	(284)	(94)
Distributions on guaranteed preferred beneficial interests	—	—	—	12,231
Write-down of note receivable	—	—	—	11,258

Income (loss) before income taxes	482	5,332	(30,579)	(2,291)

Income tax provision (benefit)	4,136	4,553	(10,213)	3,418

Net (loss) income	$(3,654)	$779	$(20,366)	$(5,709)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Successor		Predecessor
	Year	Nine months	Three months	Year
	ended	ended	ended	ended
	December 31,	December 31,	March 31,	December 31,
	2005	2004	2004	2003
Cash flows from operating activities:
Net (loss) income	$(3,654)	$779	$(20,366)	$(5,709)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	22,833	16,815	4,120	15,836
Dispositions of property and equipment	151	75	—	—
Deferred income tax (benefit)	4,176	4,040	(11,608)	1,971
PIK interest on unsecured subordinated notes	1,082	590	506	1,954
Interest on mandatorily redeemable preferred stock	7,972	5,458	—	—
Stock option grant	—	—	24,353	—
Write-down of note receivable	—	—	—	11,258
Prepayment penalty	—	(1,097)	—	—
Changes in operating items, net of effects of acquisitions:
(Increase) decrease in accounts receivable, net	(4,113)	380	(4,599)	(2,758)
(Increase) decrease in inventories, net	(11,343)	1,123	(1,121)	(5,404)
(Increase) decrease in other assets	(111)	1,786	1,464	(1,236)
(Decrease) increase in accounts payable	(3,547)	95	6,613	(3,494)
(Decrease) increase in other accrued liabilities	(1,253)	(2,380)	670	(2,129)
Other items, net	1,756	955	6	1,925

Net cash provided by operating activities	13,949	28,619	38	12,214

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	—	—	20
Capital expenditures	(15,158)	(9,404)	(2,586)	(11,479)
Other, net	(238)	—	(23)	(143)

Net cash used for investing activities	(15,396)	(9,404)	(2,609)	(11,602)

Cash flows from financing activities:
Borrowings of senior term loans	—	217,500	—	—
Repayments of senior term loans	(1,632)	(62,189)	—	(9,269)
Borrowings of revolving credit loans	—	4,728	2,680	10,533
Repayments of revolving credit loans	—	(52,932)	—
Borrowings of unsecured subordinated notes	—	47,500	—	—
Repayments of unsecured subordinated notes	—	(44,569)	—	—
Principal payments under capitalized lease obligations	(43)	(38)	(14)	(55)
Financing fees, net	—	(7,592)	—	(1,447)
Purchase of predecessor common stock	—	(239,077)	—	—
Receipt of successor equity proceeds	—	147,980	—	—
Merger transaction expenses	—	(2,171)	—	—

Net cash (used for) provided by financing activities	(1,675)	9,140	2,666	(238)

Net (decrease) increase in cash and cash equivalents	(3,122)	28,355	95	374

Cash and cash equivalents at beginning of period	29,613	1,258	1,163	789

Cash and cash equivalents at end of period	$26,491	$29,613	$1,258	$1,163

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands)

							Accumulated
	Predecessor	Successor		Additional	Class A		Other	Total
	Common	Common Stock		Paid-in	Preferred	Accumulated	Comprehensive	Stockholders’
	Stock	Class A	Class C	Capital	Stock	Deficit	Income	Equity
Balance at December 31, 2002- Predecessor	$71	$—	$—	$52,231	$—	$—	$63	$52,365

Net loss	—	—	—	—	—	(5,709)	—	(5,709)
Net unrealized gains on investments (1)	—	—	—	—	—	—	19	19
Change in cumulative foreign translation adjustment (1)	—	—	—	—	—	—	(135)	(135)

Balance at December 31, 2003- Predecessor	71	—	—	52,231	—	(5,709)	(53)	46,540

Net loss	—	—	—	—	—	(20,366)	—	(20,366)
Stock option grant	—	—	—	24,353	—	—	—	24,353
Net unrealized gains on investments (1)	—	—	—	—	—	—	16	16
Change in cumulative foreign translation adjustment (1)	—	—	—	—	—	—	10	10

Balance at March 31, 2004 - Predecessor	71	—	—	76,584	—	(26,075)	(27)	50,553
Close Predecessor’s stockholder’s equity at merger date	(71)	—	—	(76,584)	—	26,075	27	(50,553)

Issuance of 5,805.3 shares of Class A Common Stock	—	—	—	5,443	—	—	—	5,443
Issuance of 2,787.1 shares of Class C Common Stock	—	—	—	2,787	—	—	—	2,787
Issuance of 82,104.8 shares of The Hillman Companies, Inc.
Class A Preferred Stock	—	—	—	78,642	1	—	—	78,643

Balance at March 31, 2004 - Successor	—	—	—	86,872	1	—	—	86,873

Net income	—	—	—	—	—	779	—	779
Dividends to shareholders	—	—	—	(6,542)	—	(779)	—	(7,321)
Net unrealized gains on investments (1)	—	—	—	—	—	—	34	34
Change in cumulative foreign translation adjustment (1)	—	—	—	—	—	—	(110)	(110)
Change in derivative security value (1)	—	—	—	—	—	—	(18)	(18)

Balance at December 31, 2004 - Successor	—	—	—	80,330	1	—	(94)	80,237

Net loss	—	—	—	—	—	(3,654)	—	(3,654)
Dividends to shareholders	—	—	—	(10,736)	—		—	(10,736)
Net unrealized gains on investments (1)	—	—	—	—	—	—	41	41
Change in cumulative foreign translation adjustment (1)	—	—	—	—	—	—	(24)	(24)
Change in derivative security value (1)	—	—	—	—	—	—	109	109

Balance at December 31, 2005 - Successor	$—	$—	$—	$69,594	$1	$(3,654)	$32	$65,973

(1)	The unrealized gains on investments, cumulative foreign translation adjustment and change in derivative security value are net of taxes and represent the only items of other comprehensive income.
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
Prior to the merger, Allied Capital Corporation (“Allied Capital”) owned 96.8 % of the Company’s common stock. As a result of the change of control, an affiliate of CHS owns 49.1% of the Company’s common stock and 54.5% of the Company’s voting common stock, Ontario Teacher’s Pension Plan (“OTPP”) owns 27.9% of the Company’s common stock and 31.0% of the Company’s voting common stock and HarbourVest Partners VI owns 8.7% of the Company’s common stock and 9.7% of the Company’s voting common stock. OTPP’s voting rights with respect to the election of directors to the Board of Directors is limited to the lesser of 30.0% or the actual percentage of voting common stock held. Certain members of management own 14.1% of the Company’s common stock and 4.5% of the Company’s voting common stock.
The Company’s Consolidated Balance Sheet and its related Consolidated Statements of Operations, Cash Flows and Changes in Stockholders’ Equity for the periods presented prior to the March 31, 2004 Merger Transaction are referenced herein as the predecessor financial statements (the “Predecessor” or “Predecessor Financial Statements”). The Company’s Consolidated Balance Sheets as of December 31, 2005 and 2004 and its related Consolidated Statements of Operations, Cash Flows and Changes in Stockholders’ Equity for the year ended December 31, 2005 and the nine months ended December 31, 2004 are referenced herein as the successor financial statements (the “Successor” or “Successor Financial Statements”). The accompanying Successor Financial Statements reflect the allocation of the aggregate purchase price of $511,646, including the value of the Company’s Trust Preferred Securities, to the assets and liabilities of Hillman based on fair values at the date of the merger in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” The following table reconciles the fair value of the acquired assets and assumed liabilities to the total purchase price:

Accounts receivable	$37,750
Inventory	66,958
Property and equipment	63,230
Goodwill	241,461
Intangible assets	173,162
Other assets	8,924

Total assets acquired	591,485

Less:
Liabilities assumed	42,948
Deferred taxes, net	21,300
Junior subordinated debentures	117,986

Total assumed liabilities	182,234

Total purchase price	$409,251

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
1. Basis of Presentation (continued):
The purchase price includes transaction related costs aggregating $2,171 which were associated with CHS’s purchase of the Company. The purchase price allocation reflects an $806 reduction in goodwill for the year ended December 31, 2005. The goodwill reduction is the result of a decrease in the expected liability for a lease abandonment of $570, adjustments to deferred taxes primarily from the initial recognition of valuation allowances of $318 offset by other miscellaneous items of $82.
The following table indicates the pro forma financial statements of the Company for the years ended December 31, 2004 (including non-recurring charges of $30,707 as discussed in Note 15, Non-Recurring Expense) and 2003. The pro forma financial statements give effect to the Merger Transaction and subsequent refinancing as if they had occurred on January 1, 2003:

	2004	2003
Net sales	$351,564	$317,671
Net loss	22,277	16,022
The pro forma results are based on assumptions that the Company believes are reasonable under the circumstances. The pro forma results are not necessarily indicative of the operating results that would have occurred if the acquisition had been effective January 1, 2003, nor are they intended to be indicative of results that may occur in the future. The underlying pro forma information includes the historical financial results of the Company, the Company’s financing arrangements, and certain purchase accounting adjustments.
Nature of Operations:
The Company is one of the largest providers of value-added merchandising services and hardware-related products to retail markets in North America through its wholly-owned subsidiary, The Hillman Group, Inc. (the “Hillman Group”). A subsidiary of the Hillman Group operates in Canada under the name The Hillman Group Canada, Ltd. and another in Mexico under the name Sunsource Integrated Services de Mexico SA de CV. The Hillman Group provides merchandising services and products such as fasteners and related hardware items, key duplication equipment, keys and related accessories, and identification equipment and items to retail outlets, primarily hardware stores, home centers and mass merchants. The Company has approximately 21,500 customers, the largest three of which accounted for 38.8% of net sales in 2005. The average single sale in 2005 was less than six hundred dollars.
2. Summary of Significant Accounting Policies:
Cash Equivalents:
Cash equivalents consist of commercial paper, U.S. Treasury obligations and other liquid securities purchased with initial maturities less than 90 days and are stated at cost which approximates market value.
Investments:
All of the Company’s investments are in marketable equity securities classified as available-for-sale securities which are carried at fair value with the unrealized gains and losses, net of tax, reported in other comprehensive income.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
2. Summary of Significant Accounting Policies (continued):
Restricted Investments:
Restricted investments, which are carried at market value, represent assets held in a Rabbi Trust to fund deferred compensation liabilities due to the Company’s employees. See Note 10, Deferred Compensation Plans.
Accounts Receivable and Allowance for Doubtful Accounts:
The Company establishes the allowance for doubtful accounts using the specific identification method and also provides a reserve in the aggregate. The estimates for calculating the aggregate reserve are based on historical information. The allowance for doubtful accounts was $434 and $526 as of December 31, 2005 and 2004, respectively.
Inventories:
Inventories consisting predominantly of finished goods are valued at the lower of cost or market, cost being determined principally on the weighted average cost method. Excess and obsolete inventories are carried at net realizable value. The historical usage rate is the primary factor used by the Company in assessing the net realizable value of excess and obsolete inventory. A reduction in the carrying value of an inventory item from cost to market is recorded for inventory with no usage in the preceding twenty-four month period or with on hand quantities in excess of twenty-four months average usage. The inventory reserve amounts were $3,948 and $3,558 at December 31, 2005 and 2004, respectively.
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
Goodwill and Other Intangible Assets:
The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and intangibles with indefinite lives no longer be amortized, but instead be tested for impairment at least annually. If impairment is indicated a write-down to fair value is recorded. Other intangible assets arising principally from the Merger Transaction are amortized on a straight-line basis over periods ranging from four to twenty-three years. Trademarks are not amortized due to their indefinite useful lives.
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
Income Taxes:
Deferred income taxes are computed using the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities (temporary differences)
and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are provided for tax benefits where it is more likely than not that certain tax benefits will not be realized. Adjustments to valuation allowances are recorded from changes in utilization of the tax related item. See Note 5, Income Taxes.
Retirement Benefits:
Certain employees of the Company are covered under a profit-sharing and retirement savings plan (“defined contribution plan”). See Note 14, Retirement Benefits.
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
The Company also establishes reserves for customer returns and allowances. The reserve is established based on historical rates of returns and allowances. The reserve is adjusted quarterly based on actual experience. Returns and allowances are included in the determination of net sales.
Shipping and Handling:
The costs incurred to ship product to customers, including freight and handling expenses, are included in selling, general and administrative expenses on the Company’s Statements of Operations. The Predecessor Company’s shipping and handling costs were $3,629 and $15,916 for the three months ended March 31, 2004 and the year ended December 31, 2003, respectively. The Successor Company’s shipping and handling costs were $18,615 and $12,790 for the year ended December 31, 2005 and the nine months ended December 31, 2004, respectively.
Research and Development:
The Company incurs research and development costs consisting primarily of internal wages and benefits in connection with improvements to the key duplicating and engraving machines. The Predecessor Company’s research and development costs were $277 and $1,381, for the three months ended March 31, 2004 and the year ended December 31, 2003, respectively. The Successor Company’s research and development costs were $1,058 and $796 for the year ended December 31, 2005 and the nine months ended December 31, 2004, respectively.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
2.	Summary of Significant Accounting Policies (continued):
Stock Based Compensation:
For options granted under the 2004 Stock Option Plan, the Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations in accounting for its stock based employee compensation plans. The Company is also subject to disclosure requirements of SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”). Had compensation cost for the plans been determined based on the fair value at the grant dates consistent with the fair value method of SFAS No. 123, the effect on the Company’s net loss for the year ended December 31, 2005 would have been approximately $6. There would have been no compensation charge for the periods ended December 31, 2004, March 31, 2004 or December 31, 2003.
Using fair value method of SFAS 123, the fair value of the options granted in fiscal 2005 was $33. The fair value of the option grants is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield equaling 0%, risk-free interest rate of 3.8%, expected volatility assumed to be 34%, and expected life of 6 years. See also Note 13, Stock Based Compensation.
Fair Value of Financial Instruments:
Cash, accounts receivable, short-term borrowings, accounts payable, accrued liabilities and bank revolving credit are reflected in the consolidated financial statements at fair value due to the short-term maturity or revolving nature of these instruments. The fair values of the Company’s debt instruments are disclosed in Note 8, Long-Term Debt. The fair value of the Trust Preferred Securities is disclosed in Note 11, Guaranteed Preferred Beneficial Interest in the Company’s Junior Subordinated Debentures.
Translation of Foreign Currencies:
The translation of the Company’s Canadian and Mexican foreign currency based financial statements into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. The exchange rates represent the noon buying rates reported by the Federal Reserve Bank of New York.
Comprehensive Income (Loss):
The components of comprehensive income (loss) were as follows:

	Successor	Successor	Predecessor	Predecessor
	Year	Nine months	Three months	Year
	ended	ended	ended	ended
	December 31,	December 31,	March 31,	December 31,
	2005	2004	2004	2003
Net (loss) income	$(3,654)	$779	$(20,366)	$(5,709)
Unrealized gains on investments, net (1)	41	34	16	19
Change in derivative security value, net (1)	(24)	(18)	—	—
Foreign currency translation adjustment, net (1)	109	(110)	10	(135)

Comprehensive (loss) income	$(3,528)	$685	$(20,340)	$(5,825)

(1)	-	Utilizing an income tax rate of 39.4%, 39.5%, 39.5% and 39.4% for the years ended December 31, 2005, nine months ended December 31, 2004, three months ended March 31, 2004 and the year ended December 31, 2003, respectively.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
2.	Summary of Significant Accounting Policies (continued):
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
Reclassification:
Certain amounts in the 2004 consolidated financial statements have been reclassified to conform to the 2005 presentation.
3. Recent Accounting Pronouncements:
In May 2005, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 requires that retrospective application of a change in accounting principle be limited to the direct effects of the change, and that indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and error corrections made in fiscal years beginning after the date the statement was issued. The Company is required to adopt the provisions of SFAS 154 beginning in January 1, 2006.
In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets- an amendment of APB Opinion No. 29.” The statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The statement is effective for fiscal periods beginning after June 15, 2005 and adoption is not expected to have a material impact on the Company’s results of operations or financial position.
In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. This statement requires that these items be expensed as incurred and not included in overhead. In addition, SFAS 151 requires that allocation of fixed production overhead to conversion costs should be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and adoption is not expected to have a material impact on the Company’s results of operations or financial position.
In December 2004, the Financial Accounting Standards Board issued Statement No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). This statement revises Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. On March 29, 2005, the SEC issued

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
3.	Recent Accounting Pronouncements (continued):
Staff Accounting Bulletin No. 107 (“SAB No. 107”), which provides supplemental guidance in adopting SFAS 123(R). Pursuant to the SEC guidance in SAB No. 107, the Company will adopt the provisions of this statement in the first quarter of 2006.
The Company will adopt SFAS 123(R) using the modified prospective application without restating prior periods, which requires the recognition of compensation expense for all stock options and equity based awards that vest or become exercisable on and after January 1, 2006. The adoption of SFAS 123(R) is not expected to have a material effect on the Company’s results of operations or financial position.
4.	Related Party Transactions
On September 26, 2001, the Company was acquired by Allied Capital pursuant to the terms and conditions of an Agreement and Plan of Merger dated as of June 18, 2001. In connection with the Agreement and Plan of Merger, the Company was obligated to pay management fees to a subsidiary of Allied Capital for management services rendered in the amount of $1,800 per year, plus out of pocket expenses, for calendar years subsequent to 2001. The Company has recorded a management fee charge of $524 and $1,800 on the Predecessor’s Statement of Operations for the three months ended March 31, 2004 and the year ended December 31, 2003, respectively. Payment of management fees was due annually after delivery of the Company’s annual audited financial statements to the Board of Directors of the Company. The obligation to pay management fees to Allied Capital was terminated upon the payment of outstanding fees in the amount of $2,324 on March 31, 2004 in connection with the close of the Merger Transaction.
On March 31, 2004, the Company was acquired by an affiliate of CHS. In connection with the CHS acquisition, the Company is obligated to pay management fees to a subsidiary of CHS in the amount of $58 per month and to pay transaction fees to a subsidiary of OTPP in the amount of $26 per month, plus out of pocket expenses, for each month commencing with the closing date of the Merger Transaction. The Company has recorded management and transaction fee charges and expenses from CHS and OTPP of $1,045 and $805 for the year ended December 31, 2005 and the nine month period ended December 31, 2004, respectively.
The Predecessor Company incurred interest expense to Allied Capital on the unsecured subordinated debt at a fixed rate of 18.0% per annum. Cash interest payments were required on a quarterly basis at a fixed rate of 13.5% with the remaining 4.5% fixed rate (the “PIK Amount”) being added to the principal balance. The subordinated debt and accrued interest thereon of $45,571 were paid in full at March 31, 2004 in connection with the Merger Transaction. See discussion above and Note 8, Long-Term Debt, for additional details.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
5.	Income Taxes
The components of the Company’s income tax provision (benefit) for the three years ended December 31, 2005 were as follows:

	Successor		Predecessor
	Year	Nine Months	Three Months	Year
	ended	ended	ended	ended
	December 31,	December 31,	March 31,	December 31,
	2005	2004	2004	2003
Current:
Federal & State	$438	$50	$1,427	$78
Foreign	—	—	—	—

Total current	438	50	1,427	78

Deferred:
Federal & State	3,607	4,503	(13,389)	(600)
Foreign	91	—	—	—

Total deferred	3,698	4,503	(13,389)	(600)

Valuation allowance	—	—	1,749	3,940

Provision (benefit) for income taxes	$4,136	$4,553	$(10,213)	$3,418

The Company has U.S. federal net operating loss (“NOL”) carryforwards for tax purposes, totaling $69,258 as of December 31, 2005, that are available to offset future taxable income. These carryforwards expire from 2019 to 2024. Limitations on utilization, primarily as a result of Internal Revenue Service Code Section 382 change in control provisions, may apply to approximately $44,890 of these loss carryforwards. Management believes that these losses will be fully utilized prior to the expiration date. No valuation allowance has been provided against the federal NOL. In addition the Company’s foreign subsidiaries have NOL carryforwards aggregating $1,344 which expire from 2009 to 2014. A valuation allowance of $470 has been established for the foreign NOL carryforwards.
The Company has state net operating loss carryforwards with an aggregate tax benefit of $3,469 which expire from 2006 to 2024. A valuation allowance of $504 has been established for these deferred tax assets. The valuation allowance for state net operating loss carryforwards decreased by $292 in 2005 primarily as a result of the expiration of the related state net operating losses and other adjustments.
The Company has federal unused capital losses totaling $37,090 as of December 31, 2005 that are available to offset future capital gains. These carryforwards expire in 2006. A valuation allowance of $12,784 has been established for these deferred tax assets. The Company also has $283 of general business tax credits which expire from 2009 to 2021. A valuation allowance of $283 has been established for these tax credits.
In the three month period ended March 31, 2004, a deferred tax asset was recorded for costs incurred in connection with the Merger Transaction. The Company has established a valuation allowance of $1,591 for the entire amount of the deferred tax asset related to the Merger transaction costs.
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
5.	Income Taxes (continued):
The table below reflects the significant components of the Company’s net deferred tax assets and liabilities at December 31, 2005 and 2004:

	As of December 31, 2005		As of December 31, 2004
	Current	Non-current	Current	Non-current
Deferred Tax Asset:
Inventory	$3,992	$—	$3,937	$—
Acquisition related/severance reserve	791	—	1,532	—
Bad debt reserve	1,142	—	804	—
Casualty loss reserve	485	521	526	689
Deferred compensation	66	1,829	30	1,638
Medical insurance reserve	571	—	450	—
Revenue recognition — shipping terms	387	—	561	—
Federal net operating loss	—	24,696	—	30,293
State net operating loss	—	3,469	—	4,228
Original issue discount amortization	—	432	—	450
Transaction costs	—	2,148	—	2,206
Federal capital loss carryforwards	—	12,982	—	12,636
All other items	480	862	1,147	524

Gross deferred tax assets	7,914	46,939	8,987	52,664

Valuation allowance for deferred tax assets	(2,255)	(13,377)	(2,275)	(13,329)

Net deferred tax assets	$5,659	$33,562	$6,712	$39,335

Deferred Tax Liability:
Intangible asset amortization	$—	$64,254	$—	$66,583
Property and equipment	—	5,015	—	5,803
All other items	—	319	—	170

Deferred tax liabilities	$—	$69,588	$—	$72,556

The valuation allowance at December 31, 2005 was $15,632 of which $15,394 was established at the Merger Transaction date. Therefore, initial recognition of a tax benefit by a future reduction in $15,394 of the December 31, 2005 valuation allowance will reduce goodwill related to the Merger Transaction.
Reductions in the valuation allowance for the year ended December 31, 2003, the three months ended March 31, 2004, the nine months ended December 31, 2004 and the year ended December 31, 2005 of $708, $150, $366 and $368, respectively, were recorded as a reduction to goodwill resulting from the initial recognition of the tax benefits from release of valuation allowances established in purchase accounting. Foreign tax benefits in the three months ended March 31, 2004, the nine months ended December 31, 2004, and the year ended December 31, 2005 were fully offset by charges to the valuation allowance of $35, $105, and $96, respectively.
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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
5.	Income Taxes (continued):
Below is a reconciliation of statutory income tax rates to the effective income tax rates for the periods indicated:

	Successor		Predecessor
	Year	Nine Months	Three Months	Year
	ended	ended	ended	ended
	December 31,	December 31,	March 31,	December 31,
	2005	2004	2004	2003
Statuatory federal income tax rate	35.0%	35.0%	35.0%	35.0%
Impact of foreign losses for which a current tax benefit is not available	23.4%	0.0%	-0.4%	-5.3%
State and local income taxes, net of U.S. federal income tax benefit	99.4%	9.8%	4.9%	4.1%
Adjustment of reserve for uncertain tax positions and other items	-16.8%	0.7%	-4.6%	-4.0%
Permanent differences:
Interest expense on mandatorily redeemable preferred stock	578.9%	35.8%	—	—
Stock option compensation expense	116.2%	1.8%	—	—
Dividends received exclusion	-5.8%	-0.2%	—	—
Meals and entertainment expense	27.2%	1.9%	-0.1%	-5.7%
Other	0.6%	0.6%	4.3%	-1.3%
Effect of change in valuation allowances	0.0%	0.0%	-5.7%	-172.0%

Effective income tax rate	858.1%	85.4%	33.4%	-149.2%

6.	Property and Equipment, net:
     Property and equipment, net, consists of the following at December 31, 2005 and 2004:

	Estimated
	Useful Life
	(Years)	2005	2004
Land		$131	$131
Buildings	27	781	781
Leasehold improvements	3-10	4,183	2,095
Machinery and equipment	3-10	76,530	66,823
Furniture and fixtures	3-5	1,346	1,080
Construction in process		299	445

Property and equipment, gross		83,270	71,355
Less: Accumulated depreciation		22,553	10,244

Property and equipment, net		$60,717	$61,111

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
7.	Other Intangibles, net:
Intangible assets are amortized over their useful lives and are subject to a lower of cost or market impairment testing.
The values assigned to intangible assets in connection with the March 31, 2004 Merger Transaction were determined by an independent appraisal. Other intangibles, net as of December 31, 2005 and 2004 consist of the following:

			Estimated
			Useful Life
	2005	2004	(Years)
Customer relationships	$114,790	$114,897	23
Trademarks	44,670	44,670	Indefinite
Patents	7,960	7,960	9
Non Compete Agreements	5,742	5,742	4

Intangible assets, gross	173,162	173,269
Less: Accumulated amortization	12,655	5,427

Other intangibles, net	$160,507	$167,842

The Predecessor Company’s amortization expense for amortizable assets was $321 and $1,437, for the three months ended March 31, 2004 and the year ended December 31, 2003. The Successor Company’s amortization expense for amortizable assets for the year ended December 31, 2005 and the nine months ended December 31, 2004 was $7,228 and $5,427. For the years ending December 31, 2006, 2007, 2008, 2009, and 2010, amortization expense is estimated to be $7,232, $6,758, $6,521, $6,359 and $5,875, respectively.
8.	Long-Term Debt:
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
The Senior Credit Agreement, among other provisions, contains financial covenants requiring the maintenance of specific leverage and interest coverage ratios and levels of financial position, restricts the incurrence of additional debt and the sale of assets, and permits acquisitions with the consent of the lenders. Additionally, the Senior Credit Agreement restricts the Company or any of its subsidiaries from paying dividends. Dividends to officers and directors are allowed under certain circumstances up to a limit of $2 million per year. The Company was in compliance with all provisions of the Senior Credit Agreement as of December 31, 2005.

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
As of December 31, 2005 and 2004, long-term debt is summarized as follows:

	2005	2004
Revolving Credit Agreement	$—	$—
Term Loan B	214,237	215,869
Subordinated Debt Issuance	49,172	48,090
Capital Leases	99	142

	263,508	264,101
Less: amounts due in one year	2,219	2,218

Long-term debt	$261,289	$261,883

The aggregate minimum principal maturities of the long-term debt for each of the five years following December 31, 2005, are as follows:

2006	2,219
2007	2,214
2008	2,192
2009	2,175
2010	2,175
2011 and thereafter	252,533
As of December 31, 2005, the Company had $35,033 available under its revolving credit agreement and letter of credit commitments outstanding of $4,967. The Company had outstanding debt of $214,336 under its secured credit facilities at December 31, 2005, consisting of a $214,237 Term B loan and $99 in capitalized lease obligations. The term loan consisted of a $213,150 Term B Loan currently at a six (6) month LIBOR rate of 7.6875%, a $543.7 Term B Loan currently at a three (3) month LIBOR rate of 7.812% and a $543.7 Term B loan at the of 9.5%. The capitalized lease obligations were at various interest rates.
As of December 31, 2005, the estimated fair value of the Company’s long-term debt approximates the recorded value as determined in accordance with SFAS No. 107, “Disclosure about Fair Value of Financial Instruments.” The Company discounted the future cash flows of its senior and subordinated debt based on borrowing rates for debt with similar terms and remaining maturities. The fair value estimate is made at a specific point in time, is subjective in nature, and involves uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimate.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
9.	Leases:
Certain warehouse and office space and equipment are leased under capital and operating leases with terms in excess of one year. Future minimum lease payments under noncancellable leases consisted of the following at December 31, 2005:

	Capital	Operating
	Leases	Leases
2006	$51	$8,991
2007	41	6,267
2008	17	4,341
2009	—	3,966
2010	—	3,891
Later years	—	24,047

Total minimum lease payments	109	$51,503

Less amounts representing interest	(10)

Present value of net minimum lease payments (including $44 currently payable)	$99

The Successor’s rental expense for all operating leases was $8,521 and $6,251 for the year ended December 31, 2005 and the nine months ended December 31, 2004 and the Predecessor’s rental expense for all operating leases was $2,055 for the three months ended March 31, 2004 and $8,913 for the year ended December 31, 2003. Certain leases are subject to terms of renewal and escalation clauses.
10.	Deferred Compensation Plans:
The Company maintains a deferred compensation plan for key employees (the “Nonqualified Deferred Compensation Plan”) which allows for deferral of cash compensation from salary and annual bonuses. Executive deferrals can grow at mutual fund investment rates.
As of December 31, 2005 and 2004, the Company’s consolidated balance sheet included $4,809 and $4,223, respectively, in restricted investments representing the assets held in mutual funds to fund deferred compensation liabilities due to the Company’s current and former employees. The current portion of the restricted investments was $167 and $75 as of December 31, 2005 and 2004, respectively.
During the three years ended December 31, 2005, distributions from the deferred compensation plans aggregated $84 in 2005, $4,080 in 2004, and $948 in 2003.
11.	Guaranteed Preferred Beneficial Interest in the Company’s Junior Subordinated Debentures:
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
In connection with the public offering of TOPrS, the Trust issued $3,261 of trust common securities to the Company. The Trust invested the proceeds from the sale of the trust common securities in an equal principal amount of 11.6% Junior Subordinated Debentures of Hillman due September 2027. The Trust distributes monthly cash payments it receives from the Company as interest on the debentures to the Company at an annual rate of 11.6% on the liquidation amount of the common security.
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
The Company has determined that the Trust is a variable interest entity and the Company is not the primary beneficiary of the Trust pursuant to the provisions of FIN 46R. Accordingly, pursuant to the requirements of FIN 46R, the Company has de-consolidated the Trust at March 31, 2004. Summarized below is the condensed financial information of the Trust as of December 31, 2005.

Non-current assets — junior subordinated debentures — preferred	$114,034
Non-current assets — junior subordinated debentures — common	3,261

Total assets	$117,295

Non-current liabilities — trust preferred securities	$114,034
Stockholder’s equity — trust common securities	3,261

Total liabilities and stockholders’ equity	$117,295

The non-current assets for the Trust relate to its investment in the 11.6% junior subordinated deferrable interest debentures of Hillman due September 30, 2027.
In accordance with Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”), the TOPrS constitute mandatorily redeemable financial instruments. The Company guarantees the obligations of the Trust on the Trust Preferred Securities. Upon adoption of SFAS 150 on January 1, 2004, the guaranteed preferred beneficial interest in the Company’s Junior Subordinated Debentures have been reclassified prospectively from the mezzanine section to the long-term liabilities section of the Consolidated Balance Sheet. Items previously shown separately on the Consolidated Statement of Operations as preferred security distributions of guaranteed preferred beneficial interests are classified as interest expense for the year ended December 31, 2005, the nine months ended December 31, 2004, and the three months ended March 31, 2004, in accordance with the requirements of SFAS 150.
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
At December 31, 2005, the recorded value of the Junior Subordinated Debentures, net of premium amortization, was $117,295. The fair value of the Junior Subordinated Debentures on December 31, 2005 was $125,153 based on the $28.90 per share closing price of the underlying Trust Preferred Securities as quoted on the American Stock Exchange plus the liquidation value of the trust common securities.
12.	Common and Preferred Stock:
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
The repurchase feature of the Class B Common Stock triggers variable accounting treatment under FASB Interpretation No. 44, “Accounting For Certain Transactions involving Stock Compensation — an interpretation of APB Opinion No. 25” (“FIN 44”). Accordingly, changes in the fair value of the Class B Common Stock are recorded as a charge to compensation expense over the five year vesting period. For the year ended December 31, 2005, $311 of compensation expense was recorded in selling, general and administrative expense in the accompanying Statement of Operations.
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
are not entitled to any voting rights. Holders of Class A Preferred Stock are entitled to preferential dividends that shall accrue on a daily basis at the rate of 11.5% per annum of the sum of the Liquidation Value (as defined in the Certificate of Incorporation) thereof plus all accumulated and unpaid dividends thereon. The liquidation value of the Class A Preferred Stock is $82,104.8 at December 31, 2005. Cumulative dividends in arrears at December 31, 2005 were $18,057.
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
The Hillman Investment Company Class A Preferred Stock is mandatorily redeemable on March 31, 2028 and in accordance with SFAS 150 has been classified as debt in the accompanying December 31, 2004 Balance Sheet. Dividends on the mandatorily redeemable Class A Preferred Stock for the year ended December 31, 2005 and the nine months ended December 31, 2004 of $7,125 and $4,880, respectively are included in interest expense on the accompanying Consolidated Statements of Operations.
Under the terms of the Company’s Senior Credit Agreement, dividend payments on equity securities are restricted. Dividends to officers and directors are allowable under certain circumstances up to a limit of $2 million per year.
13.	Stock Based Compensation:
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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
13.	Stock Based Compensation (continued):
Purchased Options had been exercised on the date immediately prior to the record date for the dividend. Dividends on the Purchased Options are recorded as interest expense in the accompanying Consolidated Statement of Operations. Additionally, under the terms of the ESA, the Purchased Options can be put back to the Company at fair market value if employment is terminated.
SFAS 150 requires the initial and subsequent valuations of the Purchased Options be measured at fair value with the change in fair value recognized as interest expense. For the year ended December 31, 2005 and the nine months ended December 31, 2004 interest expense of $847 and $578 has been recorded in the accompanying Consolidated Statements of Operations.
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
The Common Option Plan is administered by a Committee of the Board. The Committee determines the term of each option, provided that the exercise period may not exceed ten years from date of grant. The 51 Common Options issued in 2005 become fully vested on the second anniversary of the date of grant. The following table summarizes information with respect to options outstanding and exercisable at December 31, 2005:

	2005		2004
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding beginning of period	10	$1,000	—	$—
Granted	51	1,625	10	1,000

Outstanding, end of period	61	$1,523	10	$1,000

All options under the Common Option Plan were issued with a strike price equal to the fair market value of the underlying security at the date of grant.
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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
13.	Stock Based Compensation (continued):
Preferred Options has a put right on the vested securities at a price equal to fair market value less any option exercise price payable. FIN 44 requires variable accounting treatment for stock awards with employee repurchase rights. Under APB Opinion 25, compensation expense is recognized to the extent the market value of the underlying security on the measurement date exceeds the cost to the employee. The market value on the Preferred Options increases by the amount of dividends accrued on the underlying Preferred Stock. Compensation expense will be recognized over the five-year vesting period in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans – an interpretation of APB Opinions No. 15 and 25” (“FIN 28”). Accordingly, the Company has recorded a compensation charge of $1,290 and $272 in selling, general and administration expense in the accompanying Consolidated Statements of Operations for the year ended December 31, 2005 and the nine months ended December 31, 2004, respectively.
14.	Retirement Benefits:
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
The Predecessor Company’s defined contribution plan costs were $406, $827, for the three months ended March 31, 2004 and the year ended December 31, 2003, respectively. The Successor Company’s defined contribution plan costs were $795 and $1,759 for the year ended December 31, 2005 and the nine months ended December 31, 2004, respectively.
15.	Non–Recurring Expense:
In the quarter ended March 31, 2004, the Company incurred $30,707 of non-recurring, one-time charges. The charges included a $24,353 expense for stock options granted in connection with the Merger Transaction at an exercise price below fair market value. See Note 12, Common and Preferred Stock, for additional details. Payroll taxes on the stock option grant of $397 were also recorded in the first quarter of 2004. In addition, the Company recorded Merger Transaction costs incurred by the selling stockholders which consisted primarily of investment banking and legal fees of $4,035. Finally, in connection with the Merger Transaction, the Company awarded bonuses to certain members of management totaling $1,922.
16.	Derivatives and Hedging:
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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
16.	Derivatives and Hedging (continued):
for the first three months of the Swap with incremental increases ranging from 28 to 47 basis points in each successive quarter.
The Swap has been designated as a cash flow hedge and the fair value at December 31, 2005 was $91, net of $60 in tax expense. The Swap is reported on the consolidated balance sheet in other current assets. The related deferred gain on the swap agreements of $91 has been deferred in shareholders’ equity as a component of other comprehensive income. This deferred gain is then recognized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recorded in interest expense.
17.	Commitments and Contingencies:
The Company self insures its product liability, worker’s compensation and general liability losses up to $250 per occurrence. Catastrophic coverage is maintained for occurrences in excess of $250 up to $35,000. As of December 31, 2005, the Company has provided insurers letters of credit aggregating $4,967 related to its product liability, workers compensation and general liability coverage.
The Company self insures its group health claims up to an annual stop loss limit of $150 per participant. Aggregate coverage is maintained for annual group health insurance claims in excess of 125% of expected claims.
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
18.	Write-down of Note Receivable:
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
In February 2003, G-C sold the assets of its largest operating division, Kar Products. The proceeds of the sale were primarily used to pay down G-C’s senior creditors. Following the sale of Kar Products, the Company estimated the enterprise value of G-C based on the cash flows and book value of the remaining operating division. The excess of the estimated enterprise value less debt obligations senior to the G-C note were determined to be insufficient to support the value of the G-C note. Accordingly, the Company recorded a $11,258 charge to income for the year ended December 31, 2003 to write-down the face value of the note and accrued interest thereon. The G-C note was distributed to the Company’s shareholders on March 31, 2004.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
19.	Statements of Cash Flows:
Supplemental disclosures of cash flow information are presented below:

	Successor		Predecessor
	Year	Nine Months	Three Months	Year
	ended	ended	ended	ended
	December 31,	December 31,	March 31,	December 31,
	2005	2004	2004	2003
Cash paid (refunded) during the period for:
Interest on junior subordinated debentures	$12,231	$9,457	$3,152	$—

Distributions on guaranteed preferred beneficial interests	—	—	—	12,231

Interest	18,130	8,992	4,038	12,318

Income taxes	484	22	48	338

Non-cash operating activities:
Stock option grant	—	—	24,353	—

Non-cash financing activities:
Dividends on preferred stock (Note 12)	10,736	7,321	—	—

20.	Quarterly Data (unaudited):

2005	Fourth	Third	Second	First (1)
				(as restated	)
Net sales	$89,385	$102,593	$102,934	$87,600
Gross profit	46,960	54,475	56,356	48,499
Net (loss) income	(3,583)	219	34	(324)

2004	Fourth	Third	Second	First
Net sales	$83,022	$97,032	$93,320	$78,190
Gross profit	45,661	53,288	51,453	42,807
Net income (loss)	3,077	(1,172)	(1,126)	(20,366)

(1)	Subsequent to the issuance of the Company’s March 31, 2005 unaudited condensed consolidated financial statements, the Company concluded that certain of its accounting practices with respect to revenue recognition and income taxes were not in accordance with generally accepted accounting principles.

The Company’s standard freight terms are FOB shipping point and historically revenue was recognized upon shipment. However, the Company arranges for the shipment of product, selects the carrier and maintains responsibility for lost or damaged product. Accordingly, management has determined that the risk of loss is not fully transferred to the customer until shipments are received by the customer which is generally within two days of product shipment. Therefore, the Company concluded that revenue was not recognized in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements”. For the three months ended March 31, 2005, net sales and gross margin as originally stated of $87,742 and $48,561 were reduced by $142 and $62, respectively. The net loss of $2,209, as originally reported, increased by $38 as a result of the revenue recognition adjustment

The Company also reviewed its accounting for income taxes and determined that the income tax accounts were not properly recorded in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS 109”), APB Opinion 28, “Interim Financial Reporting,” and FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods”. Historically, the Company calculated income taxes in the interim periods on a discrete period basis by multiplying the statutory income tax rate by pretax earnings adjusted for permanent book tax basis differences. APB Opinion 28, however, generally requires that an estimated annual effective tax rate be used to determine interim period income tax provisions. For the three months ended March 31, 2005, the net loss, as originally reported, decreased by $1,923 as a result of the interim tax reporting restatement.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
21.	Concentration of Credit Risks:
Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade receivables. The Company places its cash and cash equivalents with high credit quality financial institutions. Concentrations of credit risk with respect to sales and trade receivables are limited due to the large number of customers comprising the Company’s customer base and their dispersion across geographic areas. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. For the year ended December 31, 2005, the largest three customers accounted for 38.8% of sales and 44.8% of the year-end accounts receivable balance. No other customer accounted for more than 10% of the Company’s total sales in 2005.
Concentration of credit risk with respect to purchases and trade payables are limited due to the large number of vendors comprising the Company’s vendor base, with dispersion across different industries and geographic areas. The Company’s largest vendor in terms of annual purchases accounted for 9.0% of the Company’s total purchases and 6.3% of the Company’s total trade payables on December 31, 2005.
22.	Segment Information:
The following geographic area data includes revenue based on product shipment destination and long-lived assets based on physical location:

	Successor		Predecessor
	Year	Nine Months	Three Months	Year
	Ended	Ended	Ended	Ended
	December 31,	December 31,	March 31,	December 31,
	2005	2004	2004	2003
Net sales
United States	$372,630	$266,909	$76,713	$311,626
Canada	2,792	2,296	314	1,491
Mexico	2,154	895	116	973
Other	4,936	3,274	1,047	3,581

Consolidated net sales	$382,512	$273,374	$78,190	$317,671

Long-lived assets:
United States	$477,466	$486,404	n/a	$239,595
Canada	44	70	n/a	57
Mexico	—	—	n/a	—
Other	—	—	n/a	—

Consolidated long-lived assets	$477,510	$486,474	n/a	$239,652

Following is revenue based on products for the Company’s significant product categories:

	Successor		Predecessor
	Year	Nine Months	Three Months	Year
	Ended	Ended	Ended	Ended
	December 31,	December 31,	March 31,	December 31,
	2005	2004	2004	2003
Net sales
Keys	$71,020	$53,082	$17,585	$64,912
Engraving	32,274	22,582	6,833	27,270
Letter, number and signs	33,025	23,551	6,670	27,427
Fasteners	224,378	158,041	41,442	181,904
Code Cutter	4,962	3,840	1,427	5,075
Other	16,853	12,278	4,233	11,083

Consolidated net sales	$382,512	$273,374	$78,190	$317,671

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
23.	Subsequent Event:
On January 5, 2006, the Company’s Hillman Group, Inc. subsidiary purchased certain assets of The SteelWorks Corporation (“SteelWorks”), a Denver, Colorado based manufacturer and distributor of metal shapes, threaded rod and metal sheet to the Retail Hardware and Home Improvement Industry. Annual revenues of the SteelWorks customer base acquired are approximately $31 million. The aggregate purchase price was $34.2 million paid in cash at closing. In connection with the acquisition, the Hillman Group, Inc. entered into a supply agreement whereby SteelWorks will be their exclusive provider of metal shapes for a period of 8 years.

Financial Statement Schedule:
Schedule II — VALUATION ACCOUNTS
(dollars in thousands)

	Deducted From Assets in Balance Sheet
			Allowance for
	Allowance for		Obsolete/
	Doubtful		Excess
	Accounts		Inventory
Balance, December 31, 2002 — Predecessor	555		4,375

Additions charged to cost and expense	63		697

Deductions due to:
Others	94	(A)	1,883	(A)

Balance, December 31, 2003 — Predecessor	524		3,189

Additions charged to cost and expense	31		500

Deductions due to:
Others	31	(A)	215	(A)

Ending Balance — March 31, 2004 — Predecessor	524		3,474

Additions charged to cost and expense	198		397

Deductions due to:
Others	196	(A)	313	(A)

Ending Balance — December 31, 2004 — Successor	526		3,558

Additions charged to cost and expense	(70)		878

Deductions due to:
Others	22	(A)	488	(A)

Ending Balance — December 31, 2005 — Successor	$434		$3,948

Notes:

(A)	Includes write-off of accounts receivable (net of bad debt recoveries) and inventories.

Item 9 —	Changes in and Disagreements on Accounting and Financial Disclosure.
There were no changes in or disagreements on accounting and financial disclosure during the year ended December 31, 2005.
Item 9A — Controls and Procedures
Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, which included the matters discussed below, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were not effective, as of the end of the period covered by this Report (December 31, 2005), in ensuring that material information relating to The Hillman Companies, Inc. required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the material weaknesses described below, the Company’s management has concluded that the consolidated financial statements included in this annual report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles (“GAAP”).
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Although we have not yet been required to assess and report on the effectiveness of our internal control over financial reporting, as a result of the restatement described above, the Company concluded that the material weaknesses described below existed as of December 31, 2005.
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
(3) The Company did not maintain effective controls over its accounting for outstanding checks. Specifically, the Company did not maintain effective controls to properly reclassify outstanding checks in excess of available deposits from cash to accounts payable, accrued salaries and wages and the revolver and to properly report cash flows from operating and financing activities. This control deficiency resulted in the restatement of the Company’s 2002 consolidated financial statements, interim and annual consolidated financial statements for the year ended December 31, 2003, the three months ended March 31, 2004, the nine months ended December 31, 2004, the three months ended March 31, 2005 as well as audit adjustments to the 2005 consolidated financial statements.
Additionally, each of these control deficiencies could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.
Accordingly, management has determined that each of the above control deficiencies represents a material weakness.
Plan for Remediation of Material Weaknesses
Management is in the process of remediating these material weaknesses in internal control over financial reporting. In particular, we intend to:
•	Increase our training and resources in the income tax accounting area.

•	Expand review procedures and controls related to unique and specialized transactions;

•	Increase review procedures and controls related to income tax accounting;

•	Increase review procedures and controls related to sales and marketing initiatives as well as sales contracts and agreements; and

•	Review the disclosure committee process and increase the frequency of such meetings from quarterly to monthly.
Management will consider the design and operating effectiveness of these actions and will make any changes management determines are appropriate.

Changes in Internal Control over Financial Reporting
Prior year Material Weakness. As of December 31, 2004, we did not maintain effective controls over the accounting for stock compensation. Specifically, the Company did not maintain effective controls to ensure that a stock compensation charge was recorded as additional paid-in capital in stockholders’ equity rather than a liability on the balance sheet. This control deficiency resulted in a restatement of the consolidated financial statements for the three months ended March 31, 2004. The resulting error was identified prior to December 31, 2005 as a result of expanded controls and procedures related to unique, non-recurring transactions. With the implementation of expanded procedures and controls related to such transactions, management concluded that the above referenced material weakness has been remediated as of December 31, 2005.
There have been no other changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B — Other Information.
None.

PART III
Item 10 — Directors and Executive Officers of the Registrant.
The following is a summary of the biographies for at least the last five years of the continuing directors and officers. Each of the directors has served as such since March 31, 2004 except for Maurice P. Andrien, Jr. and Max W. Hillman who have served since September 2001 and Shael Dolman who has served since June 19, 2005.
Directors

Principal Occupation; Five-Year
Name and Age	Employment; Other Directorships
Peter M. Gotsch (41)	Chairman of The Hillman Companies, Inc. since March 31, 2004. Mr. Gotsch has been a member of Code Hennessy & Simmons LLC since 1997 and employed by its affiliates since 1989. Mr. Gotsch presently serves on the Board of Beacon Roofing Supply, Inc.

Maurice P. Andrien, Jr. (64)	From September 2001 to March 2004 Mr. Andrien was Chairman of The Hillman Companies, Inc., Cincinnati, Ohio. From April 1999 to November 2001 Mr. Andrien was President and Chief Executive Officer of SunSource Inc. From June 1998 to April 1999, Mr. Andrien was President and Chief Operating Officer of Unican Security Systems, Ltd., Montreal, Quebec, Canada.

Max W. Hillman (59)	President and Chief Executive Officer of The Hillman Companies, Inc., Chief Executive Officer of The Hillman Group, Inc., Cincinnati, Ohio. From April 2000 to November 2001, Mr. Hillman was Co-Chief Executive Officer of The Hillman Group, Inc. From 1999 to April 2000, Mr. Hillman held the position of Chief Executive Officer of The Hillman Group, Inc. From 1991 to 1999, Mr. Hillman was a Group Vice President for SunSource Inc.

Andrew W. Code (47)	Mr. Code has been a general partner of CHS Management Limited Partnership (“CHS Management”) and a general partner of Code Hennessy & Simmons Limited Partnership (“CHS”) since August 1988. Mr. Code is on the Board of SCP Pool Company.

Mark A. Dolfato (33)	Mr. Dolfato joined Code Hennessy & Simmons LLC as an Associate in 2000 and has been a Vice President since 2003.

Principal Occupation; Five-Year
Name and Age	Employment; Other Directorships
Larry Wilton (58)	Mr. Wilton was CEO of Compass Home Inc. from 2004 to 2005. From 1998 to 2002 Mr. Wilton was CEO of Philips Lamps NAFTA. From 1996 to 1998 Mr. Wilton was Executive Vice President of Philips Lighting United States and Canada. From 1999 to 2002 Mr. Wilton served on the Philips NV Lamps Board of Directors.

Shael J. Dolman (34)	Mr. Dolman is a Director at the private equity arm of OTPP. Mr. Dolman joined OTPP in 1997 after working in Commercial and Corporate Banking at a Canadian chartered bank. Mr. Dolman received his Bachelor of Arts from University of Western Ontario and his MBA from McGill University. He is a director of ALH Holding, Inc and Worldspan LP.
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
The current members of the audit committee are Peter Gotsch, Mark Dolfato and Shael J. Dolman. As noted above the Company is a controlled company within the meaning of the Amex listing standards and, therefore, no member of the audit committee is designated as an “audit committee financial expert.”
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

The executive officers of the Company (including the executive officers of The Hillman Group, Inc.) are set forth below:
Executive Officers

Position with the Company;
Name and Age	Five-year Employment History
Max W. Hillman (59)	President and Chief Executive Officer of The Hillman Companies, Inc., Chief Executive Officer of The Hillman Group, Inc., Cincinnati, Ohio. See page 63 for five-year employment history. Mr. Hillman is the brother of Richard P. Hillman.

Richard P. Hillman (57)	President of The Hillman Group, Inc., Cincinnati, Ohio. Mr. Hillman has held such position since 1991. Mr. Hillman is the brother of Max W. Hillman.

James P. Waters (44)	Chief Financial Officer and Secretary of The Hillman Companies, Inc., Cincinnati, Ohio and Vice President, Chief Financial Officer and Secretary of The Hillman Group, Inc., Cincinnati, Ohio. From September 1999 to November 2001, Mr. Waters was Vice President and Chief Financial Officer of The Hillman Group, Inc. From November 1997 to September 1999, Mr. Waters was Vice President of Finance for Curtis Industries, Inc., Mayfield Heights, Ohio.

George L. Heredia (47)	Senior Vice President of Engraving for The Hillman Group, Inc., Tempe, Arizona. Mr. Heredia has held various executive positions since April 2000. Prior to April 2000, Mr. Heredia has held the positions of Senior Vice President of Marketing and Senior Vice President of Operations for Axxess Technologies, Inc.

Terry R. Rowe (51)	Senior Vice President of National Account Sales for The Hillman Group, Inc., Cincinnati, Ohio. Mr. Rowe has held such position with The Hillman Group since 1992.
All executive officers hold office at the pleasure of the board of directors.

Item 11 — Executive Compensation
Compensation of Executive Officers
The following table sets forth all cash compensation paid and accrued for services rendered during the three years ended December 31, 2005, by each of the Chief Executive Officer, and the four other most highly compensated executive officers of the Company and its subsidiaries whose remuneration exceeded $100,000.

						Long-Term Compensation
					Other	Restricted	Securities
					Annual	Stock	Underlying	LTIP	All Other
Name and	Annual Compensation				Compen-	Awards	Options	Payouts	Compen-
Principal Position	Year	Salary(1)	Bonus(2)		sation	$	#	$	sation
Max W. Hillman	2005	391,923	44,203		—	—	—	—	7,414	(9)
President and CEO	2004	397,500	345,030		—	—	—	—	353,353	(4)
The Hillman Companies, Inc.	2003	363,270	162,164		—	—	—	—	5,407	(9)

Richard P. Hillman	2005	261,692	68,725		—	—	—	—	9,500	(9)
President	2004	260,885	115,865		—	—	—	—	122,414	(5)
The Hillman Group, Inc.	2003	244,813	50,051		—	—	—	—	8,082	(9)

George L. Heredia	2005	223,769	62,875		—	—	—	—	8,244	(9)
Senior VP of Engraving	2004	220,846	72,668		—	—	—	—	57,905	(6)
The Hillman Group, Inc.	2003	193,192	235,724	(3)	—	—	—	—	6,899	(9)

Terry R. Rowe	2005	202,000	46,601		—	—	—	—	7,306	(9)
Senior VP National Accounts	2004	202,846	57,126		—	—	—	—	55,895	(7)
The Hillman Group, Inc.	2003	189,000	54,858		—	—	—	—	5,654	(9)

James P. Waters	2005	188,769	24,062		—	—	—	—	9,507	(9)
CFO and Secretary	2004	185,954	73,992		—	—	—	—	58,145	(8)
The Hillman Companies, Inc.	2003	170,838	35,738		—	—	—	—	7,427	(9)

(1)	Represents base salary plus other types of miscellaneous compensation.

(2)	Represents earned bonus for services rendered in each year.

(3)	Includes special performance and retention bonuses of $186,000 related to the acquisition of Axxess Technologies, Inc.

(4)	Represents a discretionary management bonus paid in connection with the CHS acquisition of $345,159, 401(k) employer matching contributions of $5,694 and deferred compensation matching contributions of $2,500.

(5)	Represents a discretionary management bonus paid in connection with the CHS acquisition of $113,000, 401(k) employer matching contributions of $6,884 and deferred compensation matching contributions of $2,500.

(6)	Represents a discretionary management bonus paid in connection with the CHS acquisition of $48,550, 401(k) employer matching contributions of $6,856 and deferred compensation matching contributions of $2,500.

(7)	Represents a discretionary management bonus paid in connection with the CHS acquisition of $49,308 and a 401(k) employer matching contributions of $6,587.

(8)	Represents a discretionary management bonus paid in connection with the CHS acquisition of $49,308, 401(k) employer matching contributions of $6,337 and deferred compensation matching contributions of $2,500.

(9)	Represents employer matching contributions in the Company’s 401(k) and deferred compensation plans.

Maurice P. Andrien, Jr. and Larry Wilton are entitled to receive $4,000 for each Board meeting attended and an annual Board fee of $5,000. Mr. Andrien and Mr. Wilton each received $25,000 cash compensation for the year ended December 31, 2005 for their Board of Director duties. The remaining Board of Directors were not compensated by the Company during the year ended December 31, 2005.
Option Grants in the Last Year
There were no option grants to the named executive officers for the year ended December 31, 2005.
Aggregated Option Exercises in Last Year and Year-End Option Values
There were no options exercised by the named executives for the year ended December 31, 2005. The following table sets forth the number and value of unexercised options held by the named executives at December 31, 2005:

	Number of Securities
	Underlying Unexercised		Value of Unexercised
	Options at		In the Money Options
	Fiscal Year End (#)		at Fiscal Year End ($)
	Exercisable/		Exercisable/
Name	Unexercisable		Unexercisable (1)
Max W. Hillman
Class A Preferred	649	2,595	$142,368	569,472
Class A Preferred — Subsidiary	453	1,810	$94,652	378,609

Richard P. Hillman
Class A Preferred	278	1,110	$60,918	243,671
Class A Preferred — Subsidiary	194	775	$40,500	162,000

George L. Heredia
Class A Preferred	143	572	$31,396	125,584
Class A Preferred — Subsidiary	99	398	$20,783	83,133

Terry R. Rowe
Class A Preferred	136	546	$29,948	119,790
Class A Preferred — Subsidiary	95	381	$19,909	79,637

James P. Waters
Class A Preferred	130	519	$28,451	113,803
Class A Preferred — Subsidiary	90	362	$18,914	75,655

(1)	There is no public market for the securities underlying the Company’s Class A Preferred and The Hillman Investment Company Inc. Class A Preferred Options. The value of the Preferred Options is based on dividends accrued on the underlying Preferred Stock.

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

Item 12 — Security Ownership of Certain Beneficial Owners and Management.
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

	Class A Common		Class B Common		Class C Common				Class A Preferred
Name	Stock (1)		Stock (2)		Stock (3)		Total Common Stock (4)		Stock (5)
5% Owners	Shares	Percent	Shares	Percent	Shares	Percent	Shares	Percent	Shares	Percent
Code Hennessy & Simmons IV LP
10 South Wacker Dr. Suite 3175 Chicago, IL 60606	4,904.9	78.95%	—	—	—	—	4,904.9	49.05%	46,869.4	49.05%
Ontario Teachers Pension Plan
5650 Yonge St. North York, Ontario M2M 4H5	—	—	—	—	2,787.1	100.00%	2,787.1	27.87%	26,632.3	27.87%
HarbourVest Partners VI – Direct Fund, L.P.
One Financial Center 44th Floor Boston, MA 02111	871.0	14.02%	—	—	—	—	871.0	8.71%	8,322.6	8.71%
Directors and Executive Officers
Max W. Hillman	166.4	2.68%	343.4	34.34%	—	—	509.8	5.10%	4,565.9	4.78	%(6)
Richard P. Hillman	54.6	.88%	144.6	14.46%	—	—	199.2	1.99%	1,953.7	2.04	%(7)
George L. Heredia	23.3	.38%	73.9	7.39%	—	—	97.2	.97%	1,007.8	1.05	%(8)
Terry R. Rowe	23.9	.38%	70.6	7.07%	—	—	94.5	.95%	960.4	1.01	%(9)
James P. Waters	23.9	.38%	67.3	6.73%	—	—	91.2	.91%	912.4	.95	%(10)
All Directors and Executive Officers as a Group (10 persons)	407.6	6.56%	1,000.0	100.00%	—	—	1,407.6	14.08%	13,450.7	14.08%

(1)	Each holder of Class A Common Stock is entitled at any time to convert any or all of the shares into an equal number of shares of Class C Common Stock.

(2)	Class B Common Stock has no voting rights.

(3)	Each holder of Class C Common Stock is entitled at any time to convert any or all of the shares into an equal number of shares of Class A Common Stock. Each share of Class C Common Stock is entitled to one vote provided that the aggregate voting power of Class C Common Stock (with respect to the election of directors) never exceeds 30%.

(4)	Total of all classes of Common Stock

(5)	Class A Preferred shares do not have voting rights.

(6)	Includes options to purchase 3,243.7 shares of Class A Preferred stock

(7)	Includes options to purchase 1,387.9 shares of Class A Preferred stock.

(8)	Includes options to purchase 716.0 shares of Class A Preferred stock.

(9)	Includes options to purchase 682.3 shares of Class A Preferred stock.

(10)	Includes options to purchase 648.2 shares of Class A Preferred stock.

Item 13 — Certain Relationships and Related Transactions.
On September 26, 2001, the Company was acquired by Allied Capital pursuant to the terms and conditions of an Agreement and Plan of Merger dated as of June 18, 2001. In connection with the Agreement and Plan of Merger, the Company was obligated to pay management fees to a subsidiary of Allied Capital for management services rendered in the amount of $1,800,000 per year, plus out of pocket expenses, for calendar years subsequent to 2001. The Company has recorded a management fee charge of $523,716 and $1,800,000 on the Predecessor’s Statement of Operations for the three months ended March 31, 2004 and the year ended December 31, 2003. Payment of management fees was due annually after delivery of the Company’s annual audited financial statements to the Board of Directors of the Company. The management fee for the year ended December 31, 2002 was paid in March 2003 and the management fee for the three months ended December 31, 2001 was paid in March 2002. The obligation to pay management fees to Allied Capital was terminated upon the payment of outstanding fees in the amount of $2,323,716 on March 31, 2004 in connection with the close of the Merger Transaction.
On March 31, 2004, the Company was acquired by an affiliate of Code Hennessy & Simmons LLC (“CHS”). In connection with the CHS acquisition, the Company is obligated to pay management fees to a subsidiary of CHS in the amount of $57,962 per month and to pay transaction fees to a subsidiary of OTPP in the amount of $25,640 per month, plus out of pocket expenses, for each month commencing with the closing date of the Merger Transaction. The Company has paid management and transaction fees and expenses of $1,044,951 and $805,123 to CHS and OTPP for the year ended December 31, 2005 and the nine month period ended December 31, 2004.
The subordinated debt payable to Allied Capital and accrued interest thereon totaling $45,571,382 was paid in full at March 31, 2004 in connection with the CHS acquisition.
Item 14 — Principal Accounting Fees and Services.
PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, billed the Company aggregate fees of $223,267 for the audit of the Company’s annual financial statement for the year ended December 31, 2005 and for the review of the financial statements included in the Company’s Forms 10-Q for such year and $164,645 for the audit of the Company’s annual financial statement for the year ended December 31, 2004 and for the review of the financial statements included in the Company’s Forms 10-Q for such year.
The following table presents fees for professional audit services rendered by PricewaterhouseCoopers LLP for the audit of the Company’s annual financial statements for the years ended December 31, 2005 and December 31, 2004 and fees billed for other services rendered by PricewaterhouseCoopers LLP during those periods. Fees related to the restatement of the Company’s financial statements are not included in the table below.

	Year Ended	Year Ended
	December 31, 2005	December 31, 2004
Audit Fees	$223,267	$164,645
Audit Related Fees	26,750	211,080
Tax Fees	31,500	33,150
All Other Fees	—	—

Total Fees:	$281,517	$408,875

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
Tax Fees
Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal tax compliance, mergers and acquisitions, and international tax planning.
All Other Fees
All other fees consist of fees for products and services other than the services reported above. There were no all other fees incurred in 2005 and 2004.
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
Item 15 — Exhibits and Financial Statement Schedules.
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
2.1	Unit Repurchase Agreement by and among The Hillman Companies, Inc., SunSub Holdings LLC and GC-Sun Holdings, L.P. dated April 13, 2002. (6) (Exhibit 10.2)

2.2	Asset Purchase Agreement between Fastenal Company and The Hillman Group, Inc. dated October 3, 2002. (7) (Exhibit 10.3)

2.3	Agreement and Plan of Merger dated as of June 18, 2001 by and among Allied Capital Corporation, Allied Capital Lock Acquisition Corporation and SunSource Inc. (4) (Exhibit 2.1)

2.4	Asset Purchase Agreement dated September 28, 2001, by and between SunSource Technology Services, LLC, and STS Operating, Inc. (5) (Exhibit 2.1)

2.5	Agreement and Plan of Merger dated as of February 14, 2004 by and among the Company, HCI Acquisition Corp. and the Common Stockholders of the Company. (2) (Exhibit 2.1)

2.6	Asset Purchase Agreement dated January 5, 2006, by and between the Steelworks Corporation and The Hillman Group, Inc. (13) (Exhibit 2.1)

3.1	Bylaws as adopted by the Corporation’s stockholders as of March 30, 2004. (10) (Exhibit 3.2)

3.2	Restated Certificate of Incorporation of the Company as of March 30, 2004. (10) (Exhibit 3.1)

4.1	HCI Stockholders Agreement dated March 31, 2004. (9) (Exhibit 4.1)

4.2	Amended and Restated Declaration of Trust (1) (Exhibit 4.1)

4.3	Indenture between the Company and the Bank of New York (1) (Exhibit 4.2)

4.4	Preferred Securities Guarantee (1) (Exhibit 4.3)

4.5	Rights Agreement between the Company and the Registrar and Transfer Company (1) (Exhibit 10.5)

4.6	Amendment No. 1 to the Rights Agreement dated June 18, 2001. (8) (Exhibit 4.6)

4.7	Amendment No. 2 to the Rights Agreement dated February 14, 2004. (8)(Exhibit 4.7)

4.8	Hillman Investment Company Stockholders Agreement dated March 31, 2004. (9) (Exhibit 4.2)

4.9	Registration Agreement dated March 31, 2004. (9) (Exhibit 4.3)

10.1	Credit Agreement dated as of March 31, 2004 by and among The Hillman Companies, Inc., Hillman Investment Company, The Hillman Group, Inc., Merrill Lynch Capital as Administrative Agent, Issuing Lender and Swingline Lender, JP Morgan Chase Bank as Syndication Agent, and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and JP Morgan Securities as Joint Lead Arrangers and Joint Lead Bookrunners. (9) (Exhibit 10.1)

10.2	Loan Agreement dated as of March 31, 2004 by and among The Hillman Companies, Inc., Hillman Investment Company, The Hillman Group, Inc., and Allied Capital Corporation. (9) (Exhibit 10.2)

10.3	Subordination and Intercreditor Agreement dated March 31, 2004. (9) (Exhibit 10.3)

10.4	The Hillman Companies, Inc. 2004 Stock Option Plan. (9) (Exhibit 10.4)

10.5	The Hillman Companies, Inc. Amended and Restated 2004 Stock Option Plan. (12) (Exhibit 10.5)

10.6	The Hillman Companies, Inc. Employee Securities Purchase Plan. (9) (Exhibit 10.5)

10.7	Hillman Investment Company Employee Securities Purchase Plan. (9) (Exhibit 10.6)

10.8	HCI Securities Purchase Agreement dated March 31, 2004. (9) (Exhibit 10.7)

10.9	Joinder to Securities Purchase Agreement dated March 31, 2004. (9) (Exhibit 10.8)

10.10	Hillman Investment Company Securities Purchase Agreement dated March 31, 2004. (9) (Exhibit 10.9)

10.11	Management Agreement dated March 31, 2004. (9) (Exhibit 10.10)

10.12	Employment Agreement by and between The Hillman Group, Inc. and Max W. Hillman dated March 31, 2004. (9) (Exhibit 10.11)

10.13	Executive Securities Agreement between Max W. Hillman and HCI Acquisition Corp. dated March 31, 2004. (9) (Exhibit 10.12)

10.14	Employment Agreement by and between The Hillman Group, Inc. and Richard P. Hillman dated March 31, 2004. (9) (Exhibit 10.13)

10.15	Executive Securities Purchase Agreement between HCI Acquisition Corp. and Richard P. Hillman dated March 31, 2004. (9) (Exhibit 10.14)

10.16	Employment Agreement by and between The Hillman Group, Inc. and James P. Waters dated March 31, 2004. (9) (Exhibit 10.15)

10.17	Executive Securities Agreement by and between HCI Acquisition Corp. and James P. Waters dated March 31, 2004. (9) (Exhibit 10.16)

10.18	Executive Securities Agreement by and between HCI Acquisition Corp. and George L. Heredia dated March 31, 2004. (12) (Exhibit 10.18)

10.19	Executive Securities Agreement by and between HCI Acquisition Corp. and Terry R. Rowe dated March 31, 2004. (12) (Exhibit 10.19)

10.20	SunSource Inc. Nonqualified Deferred Compensation Plan dated as of August 1, 2000. (3)(Exhibit 10.1)

10.21	The Hillman Companies, Inc. Nonqualified Deferred Compensation Plan (amended and restated). (11) (Exhibit 10.1)

10.22	First Amendment to The Hillman Companies, Inc. Nonqualified Deferred Compensation Plan. (11) (Exhibit 10.2)

12.1	* Computation of Ratio of Income to Fixed Charges.

21.1	* Subsidiaries (As of December 31, 2005)

31.1	* Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2	* Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1	* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to Registration Statement No. 333-44733 on Form S-2.

(2)	Filed as an exhibit to the Form 8-K filed February 17, 2004.

(3)	Filed as an exhibit to Annual Report on Form 10-K for the year ended December 31, 2000.

(4)	Filed on June 21, 2001 as an exhibit to the Current Report on Form 8-K filed on June 21, 2001.

(5)	Filed as an exhibit to the Current Report on Form 8-K filed on October 15, 2001.

(6)	Filed as an exhibit to Quarterly Report on Form 10-Q for the Quarter ended June 30, 2002.

(7)	Filed as an exhibit to the Current Report on Form 8-K filed on October 4, 2002.

(8)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2003.

(9)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the Quarter ended March 31, 2004.

(10)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the Quarter ended June 30, 2004.

(11)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the Quarter ended September 30, 2004.

(12)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2004.

(13)	Filed as an exhibit to the Current Report on Form 8-K filed on January 11, 2006.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HILLMAN COMPANIES, INC.

Date: March 30, 2006	By:	/s/ James P. Waters
James P. Waters
	Title:	Chief Financial Officer and Duly Authorized Officer of the Registrant (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Capacity	Date
/s/ Max W. Hillman	Principal Executive Officer and Director	March 30, 2006
Max W. Hillman

/s/ Peter M. Gotsch	Chairman and Director	March 30, 2006
Peter M. Gotsch

/s/ Harold J. Wilder	Principal Accounting	March 30, 2006
Harold J. Wilder	Officer

/s/ Andrew W. Code Andrew W. Code	Director	March 30, 2006

/s/ Mark A. Dolfato Mark A. Dolfato	Director	March 30, 2006

/s/ Larry Wilton Larry Wilton	Director	March 30, 2006

/s/ Maurice P. Andrien, Jr. Maurice P. Andrien, Jr.	Director	March 30, 2006

/s/ Shael J. Dolman Shael J. Dolman	Director	March 30, 2006