Form 10-Q
period 2005-06-30
HILLMAN COMPANIES INC
filed 2006-05-11
CIK 1029831

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐   NO ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES ☐   NO ☑
On May 11, 2006 there were 6,212.9 Class A Common Shares issued and outstanding, 1,000.0 Class B Common Shares issued and outstanding, 2,787.1 Class C Common Shares issued and outstanding, 82,104.8 Class A Preferred Shares issued and outstanding by the Registrant and 57,282.4 Class A Preferred Shares issued and outstanding by the Hillman Investment Company and 4,217,724 Trust Preferred Securities issued and outstanding by the Hillman Group Capital Trust. The Trust Preferred Securities trade on the American Stock Exchange under symbol HLM.Pr.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
INDEX

		PAGE(S)
PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets	3-4

	Condensed Consolidated Statements of Operations	5-6

	Condensed Consolidated Statements of Cash Flows	7

	Condensed Consolidated Statements of Changes in Stockholders’ Equity	8

	Notes to Condensed Consolidated Financial Statements	9-25

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26-37

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	38

Item 4.	Controls and Procedures	38-40

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	41

Item 1A.	Risk Factors	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3.	Defaults upon Senior Securities	41

Item 4.	Submission of Matters to a Vote of Security Holders	41

Item 5.	Other Information	41

Item 6.	Exhibits	41-42

SIGNATURES		43

Item 1.	THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(dollars in thousands)

	June 30,	December 31,
	2005	2004
		(as restated,
		see Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$3,624	$29,613
Restricted investments	138	75
Accounts receivable, net	52,426	37,370
Inventories, net	83,644	65,835
Deferred income taxes, net	6,310	6,712
Other current assets	3,782	2,820

Total current assets	149,924	142,425
Property and equipment, net	61,585	61,111
Goodwill	241,935	242,267
Other intangibles, net	164,122	167,842
Restricted investments	4,388	4,148
Deferred financing fees, net	6,249	6,786
Investment in trust common securities	3,261	3,261
Other assets	644	1,059

Total assets	$632,108	$628,899

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,034	$21,172
Current portion of senior term loans	2,175	2,175
Current portion of capitalized lease obligations	44	43
Accrued expenses:
Salaries and wages	3,311	4,299
Pricing allowances	6,552	9,681
Income and other taxes	2,032	1,520
Interest	3,767	3,362
Deferred compensation	138	75
Other accrued expenses	11,545	12,407

Total current liabilities	53,598	54,734
Long term senior term loans	212,606	213,694
Long term capitalized lease obligations	76	99
Long term unsecured subordinated notes	48,638	48,090
Junior subordinated debentures	117,492	117,690
Mandatorily redeemable preferred stock (Note 8)	65,832	62,232
Management purchased options (Note 9)	3,823	3,577
Deferred compensation	4,388	4,148
Deferred income taxes, net	34,435	33,221
Other non-current liabilities	14,773	9,770

Total liabilities	555,661	547,255

Item 1.	THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(dollars in thousands)

	June 30,	December 31,
	2005	2004
		(as restated,
		see Note 2)
LIABILITIES AND STOCKHOLDERS’ EQUITY (CONTINUED)
Common stock with put options:
Class A Common stock, $.01 par, 23,141 shares authorized, 407.6 issued and outstanding	407	407

Class B Common stock, $.01 par, 2,500 shares authorized, 1,000 issued and outstanding	1,232	1,000

Commitments and contingencies

Stockholders’ equity:
Preferred Stock:
Class A Preferred stock, $.01 par, 238,889 shares authorized, 82,104.8 issued and outstanding	1	1

Common Stock:
Class A Common stock, $.01 par, 23,141 shares authorized, 5,805.3 issued and outstanding	—	—
Class C Common stock, $.01 par, 30,109 shares authorized, 2,787.1 issued and outstanding	—	—
Additional paid-in capital	75,157	80,330
Accumulated deficit	(363)	—
Accumulated other comprehensive income (loss)	13	(94)

Total stockholders’ equity	74,808	80,237

Total liabilities and stockholders’ equity	$632,108	$628,899

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
FOR THE THREE MONTHS ENDED
(dollars in thousands)

	June 30,	June 30,
	2005	2004
		(as restated,
		see Note 2)
Net sales	$102,934	$93,320
Cost of sales (exclusive of depreciation and amortization shown separately below)	46,578	41,867

Gross profit	56,356	51,453

Operating expenses:
Selling, general and administrative expenses	36,399	32,787
Depreciation	3,865	3,904
Amortization	1,808	2,679
Management and transaction fees to related party	278	256

Total operating expenses	42,350	39,626

Other expense, net	(38)	(134)

Income from operations	13,968	11,693

Interest expense, net	5,228	4,591
Interest expense on mandatorily redeemable preferred stock and management purchased options	1,959	1,757
Interest expense on junior subordinated debentures	3,153	3,153
Investment income on trust common securities	(95)	(95)

Income before income taxes	3,723	2,287

Income tax provision	3,762	3,413

Net loss	$(39)	$(1,126)

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands)

	Successor		Predecessor
	Six months	Three months	Three months
	ended	ended	ended
	June 30,	June 30,	March 31,
	2005	2004	2004
		(as restated,	(as restated,
		see Note 2)	see Note 2)
Net sales	$190,534	$93,320	$78,190
Cost of sales (exclusive of depreciation and amortization shown separately below)	85,679	41,867	35,383

Gross profit	104,855	51,453	42,807

Operating expenses:
Selling, general and administrative expenses	71,119	32,787	30,996
Non-recurring expense (Note 11)	—	—	30,707
Depreciation	7,887	3,904	3,799
Amortization	3,612	2,679	321
Management and transaction fees to related party	533	256	524

Total operating expenses	83,151	39,626	66,347

Other expense, net	(187)	(134)	(140)

Income (loss) from operations	21,517	11,693	(23,680)

Interest expense, net	9,904	4,591	3,841
Interest expense on mandatorily redeemable preferred stock and management purchased options	3,845	1,757	—
Interest expense on junior subordinated debentures	6,305	3,153	3,152
Investment income on trust common securities	(189)	(95)	(94)

Income (loss) before income taxes	1,652	2,287	(30,579)

Income tax provision (benefit)	2,015	3,413	(10,213)

Net loss	$(363)	$(1,126)	$(20,366)

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Successor		Predecessor
	Six months	Three months	Three months
	ended	ended	ended
	June 30,	June 30,	March 31,
	2005	2004	2004
		(As restated,	(As restated,
		see Note 2)	see Note 2)
Cash flows from operating activities:
Net loss	$(363)	$(1,126)	$(20,366)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	11,499	6,583	4,120
Deferred income tax (benefit)	2,063	2,944	(11,608)
PIK interest on unsecured subordinated notes	548	44	506
Interest on mandatorily redeemable preferred stock and management purchased options	3,845	—	—
Stock option grant	—	—	24,353
Prepayment penalty	—	(1,097)	—
Changes in operating items, net of effects of acquisitions:
Increase in accounts receivable, net	(15,056)	(6,474)	(4,599)
Increase in inventories, net	(17,809)	(2,274)	(1,121)
(Increase) decrease in other assets	(547)	(62)	1,464
Increase (decrease) in accounts payable	2,862	(1,906)	6,613
(Decrease) increase in other accrued liabilities	(4,060)	(6,516)	670
Other items, net	535	2,578	6

Net cash (used for) provided by operating activities	(16,483)	(7,306)	38

Cash flows from investing activities:
Capital expenditures	(8,305)	(2,781)	(2,586)
Other, net	(92)	6	(23)

Net cash used for investing activities	(8,397)	(2,775)	(2,609)

Cash flows from financing activities:
Borrowings of senior term loans	—	217,500	—
Repayments of senior term loans	(1,087)	(61,102)	—
Borrowings of revolving credit loans	—	2,198	2,680
Repayments of revolving credit loans	—	(50,402)	—
Borrowings of unsecured subordinated notes	—	47,500	—
Repayments of unsecured subordinated notes	—	(44,569)	—
Principal payments under capitalized lease obligations	(22)	(18)	(14)
Financing fees, net	—	(7,592)	—
Purchase of predecessor common stock	—	(239,077)	—
Receipt of successor equity proceeds	—	147,980	—
Merger transaction costs	—	(2,171)	—

Net cash (used for) provided by financing activities	(1,109)	10,247	2,666

Net (decrease) increase in cash and cash equivalents	(25,989)	166	95

Cash and cash equivalents at beginning of period	29,613	1,258	1,163

Cash and cash equivalents at end of period	$3,624	$1,424	$1,258

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
(dollars in thousands)

							Accumulated
			Additional	Class A		Compre-	Other	Total
	Common Stock		Paid-in	Preferred	Accumulated	hensive	Comprehensive	Stockholders’
	Class A	Class C	Capital	Stock	Deficit	Income(Loss)	Income	Equity
Balance at December 31, 2004 (as previously reported)	$—	$—	$81,452	$1	$(1,274)		$(128)	$80,051
Effect of restatement (see note 2)	—	—	(1,122)	—	1,274		34	186

Balance at December 31, 2004 (as restated)	—	—	80,330	1	—		(94)	80,237

Dividends to shareholders	—	—	(2,536)	—	—		—	(2,536)
Comprehensive income (loss):
Net loss (as restated) (2)	—	—	—	—	(324)	$(324)	—	(324)

Other comprehensive income (loss), net of tax:
Change in cumulative foreign translation adjustment (1)	—	—	—	—	—	10	10	10
Change in derivative security value, net of tax (1)	—	—	—	—	—	141	141	141

Other comprehensive income						151

Comprehensive loss						$(173)

Balance at March 31, 2005 (as restated)	—	—	77,794	1	(324)		57	77,528

Dividends to shareholders	—	—	(2,637)	—	—		—	(2,637)
Comprehensive income (loss):
Net loss	—	—	—	—	(39)	$(39)	—	(39)

Other comprehensive income (loss), net of tax:
Change in cumulative foreign translation adjustment (1)	—	—	—	—	—	21	21	21
Change in derivative security value, net of tax (1)	—	—	—	—	—	(65)	(65)	(65)

Other comprehensive loss						(44)

Comprehensive loss						$(83)

Balance at June 30, 2005	$—	$—	$75,157	$1	$(363)		$13	$74,808

(1)	The cumulative foreign translation adjustment, change in derivative security value, and unrealized gains and losses on investments, net of taxes, represent the only items of other comprehensive income.

(2)	The net loss as previously reported of $2,209 was reduced by $1,923 for the impact of a change in the estimated annual effective tax rate used for the computation of the interim period tax provision and increased by $38 to properly recognize revenue in accordance with SAB No. 104, “Revenue Recognition”. See Note 2 to Condensed Consolidated Financial Statements.
SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
1. Basis of Presentation:
The accompanying financial statements include the Condensed Consolidated accounts of The Hillman Companies, Inc. (“Hillman” or the “Company”) and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.
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
CHS is a private equity firm that manages approximately $2.9 billion in capital in five funds. The acquisition of the Company by CHS adds to their existing portfolio of middle market manufacturing and distribution businesses.
The Company’s Condensed Consolidated Statements of Operations and Cash Flows for the periods presented prior to the March 31, 2004 Merger Transaction are referenced herein as the predecessor financial statements (the “Predecessor” or “Predecessor Financial Statements”). The Company’s Condensed Consolidated Balance Sheets as of December 31, 2004 and June 30, 2005 and its related Condensed Consolidated Statements of Operations, Cash Flows and Changes in Stockholders’ Equity for the six month period ended June 30, 2005 and three month periods ended June 30, 2005 and 2004 are referenced herein as the successor financial statements (the “Successor” or “Successor Financial Statements”). The accompanying Successor Financial Statements reflect the allocation of the aggregate purchase price of $511,646, including the value of the Company’s Trust Preferred Securities, to the assets and liabilities of Hillman based on fair values at the date of the merger in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141 (“SFAS 141”), “Business Combinations”. The following table reconciles the fair value of the acquired assets and assumed liabilities to the total purchase price (as restated, see Note 2):

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
1. Basis of Presentation (continued):

Accounts receivable	$37,750
Inventory	66,958
Property and equipment	63,230
Goodwill	241,935
Intangible assets	173,162
Deferred tax assets-gross	50,085
Other assets	8,924

Total assets acquired	642,044

Less:
Liabilities assumed	42,947
Deferred tax liabilities-gross	71,860
Junior subordinated debentures	117,986

Total assumed liabilities	232,793

Total purchase price	$409,251

The purchase price includes transaction related costs aggregating $2,171 which were associated with CHS’s purchase of the Company.
The following table indicates the pro forma financial statements of the Company for the six months ended June 30, 2004 (including non-recurring charges of $30,707 as discussed in Note 11). The pro forma financial statements give effect to the Merger Transaction as if it had occurred on January 1, 2004.

Six Months Ended
June 30, 2004
(as restated,
see Note 2)
Net sales	$171,510
Net loss	(24,182)
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
The accompanying unaudited condensed consolidated financial statements present information in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. Management believes the financial statements include all normal recurring accrual adjustments necessary for a fair presentation. Operating results for the six months ended June 30, 2005 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report filed on Form 10-K/A for the year ended December 31, 2004.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
1. Basis of Presentation (continued):
Nature of Operations:
The Company is one of the largest providers of hardware-related products and related merchandising services to retail markets in North America. The Company’s principal business is operated through its wholly-owned subsidiary, The Hillman Group, Inc. (the “Hillman Group”) which sells its product lines and provides its services to hardware stores, home centers, mass merchants, pet supply stores, and other retail outlets principally in the United States, Canada, Mexico and South America. Product lines include thousands of small parts such as fasteners and related hardware items; keys, key duplication systems and accessories; and identification items, such as tags and letters, numbers, and signs. The Company supports its product sales with value-added services including design and installation of merchandising systems and maintenance of appropriate in-store inventory levels.
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
The following table reconciles the net income (loss) as originally reported to amounts as restated for applicable periods:

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
2. Restatement of Financial Statements (continued):

	Successor	Predecessor
	Three months	Three months
	ended	ended
	June 30,	March 31,
	2004	2004
Net income (loss) as originally reported	$211	$(19,316)

Revenue recognition, before tax (1)	368	(461)

Other matters, before tax:
Outstanding checks (2)	—	—
Volume rebates (3)	55	51
Trust de-consolidation (4)	—	—
Stock option grant (5)	—	—
Insurance demutualization (6)	—	—

Income tax effects on the above	(174)	168

Other adjustments relating to income tax matters:
Interim tax provisions (7)	(1,327)	—
Tax rate (8)	—	(340)
Axxess intangible amortization and transaction fees (9)	—	104
1998 Stock Option exercises (10)	—	(2,001)
2001 Stock Option exercises (11)	—	—
Indefinite lived intangibles (12)	—	—
Valuation allowance adjustments (13)	—	982
Uncertain tax position adjustments (14)	(259)	406
G-C Note (15)	—	—
State income and franchise tax (16)	—	41
Provision to return adjustments (17)	—	—
Other tax corrections (18)	—	—

Total adjustments	(1,337)	(1,050)

Net loss as restated	$(1,126)	$(20,366)

(1) The Company’s standard freight terms are FOB shipping point and historically revenue was recognized upon shipment. However, the Company arranges for the shipment of product, selects the carrier and maintains responsibility for lost or damaged product. Accordingly, management has determined that the risk of loss is not fully transferred to the customer until shipments are received by the customer which is generally within two days of product shipment. Therefore, the Company concluded that revenue was not recognized in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.”
(2) At the end of each fiscal period the Company has historically reclassified all checks issued but still outstanding between accounts payable and cash or, for outstanding payroll checks, between accrued salaries and cash. Generally accepted accounting principles allow only the portion of the outstanding checks in excess of available deposits to be classified as a liability. In the accompanying condensed consolidated balance sheet as of December 31, 2004 an adjustment has been made to reclassify the outstanding checks to accounts payable or accrued salaries and wages.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
2. Restatement of Financial Statements (continued):
(3) For the year ended December 31, 2004, the Company’s estimate of the accrued volume rebate for a certain customer was overstated by $228. As a result, net sales were understated and accrued pricing allowances were overstated by $51 and $55 for the three months ended March 31, 2004 and June 30, 2004, respectively.
(4) On March 31, 2004 the Company de-consolidated The Hillman Group Capital Trust in accordance with FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”) (see Note 10). Following the deconsolidation, the Company presented junior subordinated debentures net of the investment in the trust common securities in the consolidated balance sheet as of December 31, 2004. Investment income from the trust common securities was improperly netted against interest expense on the junior subordinated debentures in the statement of operations. The investment in trust common securities and junior subordinated debentures should have been recorded gross on the balance sheet, as no right of offset exists. The related investment income and interest expense should have been recorded gross in the statement of operations.
(5) For the three months ended March 31, 2004, the Company recorded a $24,353 charge in connection with the grant of stock options (see Note 9, Stock Based Compensation). The charge should have been recorded to additional paid-in capital in the Predecessor balance sheet but was incorrectly recorded as an accrued liability. The adjustment increases the amount reported as paid-in capital of the Predecessor in the consolidated statement of changes in stockholders’ equity. Additional paid-in capital of the Predecessor was then eliminated in connection with the Merger Transaction. The consolidated statements of cash flows for the three month period ended March 31, 2004 was also adjusted to reflect the stock option grant as a non cash adjustment to net income in the Predecessor statements and a financing activity in the Successor statement.
(6) A former subsidiary of the Company was a policyholder of The Principal Mutual Holding Company which demutualized in October 2001. The Company was entitled to receive 10,550 shares of The Principal Group common stock in connection with the demutualization. The Company was not notified of the ownership in the common shares until January 2006 and, therefore, had not recorded the investment. Adjustments have been recorded in the three months ended December 31, 2001 to record the original investment of $222, less an income tax provision of $87. Changes in the fair value of the common stock for the periods subsequent to December 31, 2001 have been recorded, net of the related tax effect, in accumulated other comprehensive income.
(7) The Company also reviewed its accounting for income taxes and determined that the income tax accounts were not properly recorded in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS 109”), APB Opinion 28, “Interim Financial Reporting,” and FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods.” Historically, the Company calculated income taxes in the interim periods on a discrete period basis by multiplying the statutory income tax rate by pretax earnings adjusted for permanent book tax basis differences. APB Opinion 28, however, generally requires that an estimated annual effective tax rate be used to determine interim period income tax provisions.
(8) The Company applied a combined 41% state and federal statutory tax rate to taxable income in determining the income tax provision for all interim and annual periods from 2002 through 2004. The combined state and federal statutory rate applied to taxable income should have been 39.4% for the three month periods ended March 31, 2004 and June 30, 2004.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
2. Restatement of Financial Statements (continued):
(9) In April 2000, the Company acquired Axxess Technologies, Inc. (Axxess). In connection with the acquisition, the Company recorded intangible assets of $14.4 million. The Company did not record a deferred tax liability on the intangible assets in accordance with SFAS 109. As a result, deferred tax liabilities and goodwill were understated at the date of the acquisition by $5,853. In subsequent periods through the March 31, 2004 Merger Transaction, the Axxess intangible amortization was treated as a permanent difference and, accordingly, income tax expense was overstated. In addition, the Company did not record a deferred tax asset of $356 on transaction fees capitalized for tax purposes as part of the Axxess acquisition. The Company’s income tax expense was understated in subsequent periods to the extent that a tax benefit was recognized on the amortization of the transaction fees.
(10) In the three months ended March 31, 2004, the Company did not properly record the tax effect of stock option exercises in accordance with SFAS 109. The tax benefit of stock option exercises was improperly recorded as an income tax benefit in the statement of operations for the three months ended March 31, 2004. The tax benefit of the stock option exercises should have been recorded as a reduction to goodwill.
(11) The Company recorded a deferred tax asset at March 31, 2004 to reflect the future tax benefit of unexercised stock options. Under SFAS 109, the benefit of the options should not be recognized in a purchase business combination until they are exercised. As a result, the December 31, 2004 deferred tax assets were overstated and goodwill was understated by $53.
(12) At the Merger Transaction date the Company did not properly record deferred taxes associated with indefinite-lived intangible assets and tax deductible goodwill as required by SFAS 109 which resulted in an understatement of goodwill and deferred tax liabilities of $22,964.
(13) In connection with the purchase of the Company by Allied Capital in September 2001 and the Merger Transaction in March 2004, the Company established valuation allowances for state net operating loss carryforwards and capital loss carryforwards. SFAS 109 requires subsequent recognition of a tax benefit for valuation allowances established at the date of acquisition to be recorded as a reduction of goodwill. The Company had initially recorded the benefit of the change as a reduction in the provision and, accordingly, an adjustment is required to reverse the benefit for the three months ended March 31, 2004 and to adjust goodwill as of December 31, 2004.
       Also, at December 31, 2002 and 2003, valuation allowances were established for 100% of the deferred tax asset for state net operating loss carryforwards. Similarly, at March 31, 2004 the deferred tax asset for state net operating loss carryforwards was almost entirely offset by valuation allowances. Based on the length of the carryforward period for the underlying state net operating loss carryforwards and estimates of future taxable income available at the time the valuation allowances were established, the Company has determined a portion of the deferred tax asset for state net operating loss carryforwards at December 31, 2002 and 2003 and March 31, 2004 was realizable. Accordingly, adjustments have been recorded to reduce the valuation allowance for state net operating loss carryforwards.
       In connection with the insurance demutualization described above, valuation allowances for capital loss carryforwards have been reduced to the extent of the fair value of the common shares and the subsequent increases in the fair value. As the valuation allowances for capital loss carryforwards were established in purchase accounting the initial recognition of the benefit has been recorded as a reduction of goodwill.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
2. Restatement of Financial Statements (continued):
(14) The Company established reserves for uncertain tax positions in connection with both the September 2001 Allied Capital acquisition and the Merger Transaction. EITF 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination,” requires subsequent changes to reserves for uncertain tax positions established in purchase business combinations to be charged to goodwill. The Company has recorded an adjustment for the three months ended March 31, 2004 and the three months ended June 30, 2004 to properly record changes in estimates for uncertain tax positions to goodwill. Additionally, contingencies for certain non-income tax liabilities including payroll and sales taxes were included in the reserve for uncertain tax positions. Adjustments have been made in the three months ended March 31, 2004 and June 30, 2004 to record the non-income tax contingencies as selling, general, and administrative expense.
(15) At the time of the Allied Capital acquisition, the Company had an investment in a partnership, GC Sun Holdings L.P. (“G-C”). For the years ended December 31, 2002 and 2003 the Company incorrectly recorded the book versus tax difference in the basis of the investment in the partnership and the related note as permanent items whereas under SFAS 109 the differences should have been treated as temporary. A deferred tax asset has been recorded with an offsetting valuation allowance as it has been determined that it is not likely that the deferred tax asset for the capital loss on the GC-note will be realized.
(16) A review of the Company’s state income and franchise tax expense and liabilities resulted in adjustments to the state tax provision and related state and franchise tax payable accounts as of and for the three months ended March 31, 2004 and the nine months ended December 31, 2004. The adjustments to the state income tax and franchise liabilities reduced the reported goodwill balance $551 as of December 31, 2004.
       Also, the Company has historically included state franchise tax expense in the income tax provision in the consolidated statements of operations. SFAS 109 requires state franchise taxes to be reported as a component of selling, general and administrative expense. Accordingly, an adjustment to reclassify state franchise taxes from the income tax provision to selling, general and administrative expense has been recorded for the three months ended March 31, 2004.
(17) For the nine months ended December 31, 2004, the Company estimated the amount of certain book versus tax permanent and temporary differences when preparing the income tax provision. During the subsequent preparation of the state and federal income tax returns, several of the book versus tax adjustments were adjusted based on better information. The Company has determined that some of the income tax provision versus tax return differences were based on information available at the time the provision was prepared. Therefore, adjustments have been made to record income tax provision versus return adjustments in the proper period.
(18) Adjustments have been made to the deferred tax balances for the period ended March 31, 2004 as a result of mathematical errors and corrections to certain deferred tax balances.
       In connection with the Merger Transaction, the Company incurred $4,035 of transaction fees which were treated as a permanent difference in the computation of the March 31, 2004 tax provision. The transaction fees should have been treated as a timing item, and accordingly, an adjustment has been made to increase deferred tax assets by $1,654 as of December 31, 2004. An offsetting valuation allowance was established for the entire amount of the deferred asset for transaction fees as management has concluded it is not more likely than not a deduction for the transaction fees will be utilized.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
2. Restatement of Financial Statements (continued):
As a result of the items noted above, the Company has restated its consolidated balance sheet at December 31, 2004 and its consolidated statements of operations and cash flows for the three months ended March 31, 2004 and the three months ended June 30, 2004. In connection with the restatement, the changes in earnings for the nine months ended December 31, 2004 caused adjustments to dividends allocable to additional paid-in capital.
The following is a summary of the effects of these changes on the Company’s condensed consolidated balance sheet as of December 31, 2004, as well as the effect on the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2004 and June 30, 2004.

	Condensed Consolidated Balance Sheet
	As	Adjustments
	Previously	Revenue	Income			As
As of December 31, 2004:	Reported	Recognition	Taxes	Other (1)	Dividends	Restated
Cash and cash equivalents	$33,032	$—	$—	$(3,419)	$—	$29,613
Accounts receivable, net	39,903	(2,533)	—	—	—	37,370
Inventories, net	64,627	1,208	—	—	—	65,835
Deferred tax assets — current	6,520	613	(328)	(93)	—	6,712
Goodwill	219,051	974	22,499	(257)	—	242,267
Investment in trust common securities	—	—	—	3,261	—	3,261
Other assets	627	—	—	432	—	1,059
Accounts payable	24,367	—	—	(3,195)	—	21,172
Accrued salaries and wages	4,523	—	—	(224)	—	4,299
Accrued pricing allowances	9,909	—	—	(228)	—	9,681
Accrued income and other taxes	2,137	—	(617)	—	—	1,520
Other accrued expenses	11,724	27	656	—	—	12,407
Junior subordinated debentures	114,429	—	—	3,261	—	117,690
Deferred tax liabilities — non current	10,730	56	22,264	171	—	33,221
Additional paid-in capital	81,452	—	—	—	(1,122)	80,330
Accumulated deficit	(1,274)	179	(132)	105	1,122	—
Accumulated other comprehensive loss	(128)	—	—	34	—	(94)

	Condensed Consolidated Statement of Operations
		Adjustments
For the three months	As Previously	Revenue	Income
ended March 31, 2004:	Reported	Recognition	Taxes	Other (1)	As Restated
Net sales	$78,997	$(858)	$—	$51	$78,190
Cost of sales	35,780	(397)	—	—	35,383
Gross profit	43,217	(461)	—	51	42,807
Selling, general and administrative	30,999	—	(3)	—	30,996
Loss from operations	(23,273)	(461)	3	51	(23,680)
Interest expense on junior subordinated debentures	3,058	—	—	94	3,152
Investment income on trust common securities	—	—	—	(94)	(94)
Loss before income taxes	(30,172)	(461)	3	51	(30,579)
Income tax benefit	(10,856)	(189)	811	21	(10,213)
Net loss	(19,316)	(272)	(808)	30	(20,366)

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
2. Restatement of Financial Statements (continued):

	Condensed Consolidated Statement of Operations
	As	Adjustments
For the three months	Previously	Revenue	Income		As
ended June 30, 2004:	Reported	Recognition	Taxes	Other (1)	Restated
Net sales	$92,636	$629	$—	$55	$93,320
Cost of sales	41,606	261	—	—	41,867
Gross profit	51,030	368	—	55	51,453
Sellling, general and administrative	32,687	—	100	—	32,787
Income from operations	11,370	368	(100)	55	11,693
Interest expense on junior subordinated debentures	3,058	—	—	95	3,153
Investment income on trust common securities	—	—	—	(95)	(95)
Income before income taxes	1,964	368	(100)	55	2,287
Income tax provision	1,753	151	1,486	23	3,413
Net income (loss)	211	217	(1,586)	32	(1,126)

(1)	Other adjustments include the cash overdraft, gross up of the junior subordinated debentures, insurance demutualization, and volume rebates. See discussion above for details.

	Condensed Consolidated Statement of Cash Flows
For the three months ended	As Previously	As
March 31, 2004:	Reported	Restated
Net cash (used for) provided by operating activities	$(699)	$38
Net cash used for investing activities	(2,609)	(2,609)
Net cash provided by financing activities	4,695	2,666

Net increase in cash and equivalents	1,387	95
Cash and cash equivalents at beginning of period	1,528	1,163

Cash and cash equivalents at end of period	$2,915	$1,258

	Condensed Consolidated Statement of Cash Flows
For the three months ended	As Previously	As
June 30, 2004:	Reported	Restated
Net cash used for operating activities	$(28,425)	$(6,209)
Net cash used for investing activities	(2,775)	(2,775)
Net cash provided by financing activities	33,503	9,150

Net increase in cash and equivalents	2,303	166
Cash and cash equivalents at beginning of period	2,915	1,258

Cash and cash equivalents at end of period	$5,218	$1,424

3. Summary of Significant Accounting Policies:
Shipping and Handling:
The costs incurred to ship product to customers, including freight and handling expenses are included in selling, general and administrative (“SG&A”) expenses on the Company’s statements of operations. For the six months ended June 30, 2005 and for the three months ended June 30, 2005 and 2004, shipping and handling costs included in SG&A

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
3. Summary of Significant Accounting Policies (continued):
were $9,063, $4,971 and $4,257 for the Successor Company, respectively. The Predecessor Company’s shipping and handling costs were $3,629 for the quarter ended March 31, 2004.
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
4. Goodwill and Other Intangible Assets:
The Company follows Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 provides for the non-amortization of goodwill. Goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. Goodwill recorded in connection with the Merger Transaction was adjusted by $332 in the six months ended June 30, 2005 for purchase accounting adjustments and totaled $241,935 (as restated). Other intangible assets are amortized over their useful lives and are subject to impairment testing.
The values assigned to intangible assets in connection with the March 31, 2004 Merger Transaction were determined by an independent appraisal. Intangible assets as of June 30, 2005 and December 31, 2004 consist of the following:

	Estimated
	Useful Life	June 30,	December 31,
	(Years)	2005	2004
Customer Relationships	23	$114,790	$114,897
Trademarks	Indefinite	44,670	44,670
Patents	9	7,960	7,960
Non Compete Agreements	4	5,742	5,742

Intangible assets, gross		173,162	173,269
Less: Accumulated amortization		9,040	5,427

Other Intangibles, net		$164,122	$167,842

The Company’s amortization expense for amortizable assets for the six months ended June 30, 2005 was $3,612. The Company’s amortization expense for amortizable assets for the year ended December 31, 2005 is estimated to be $7,228 and for the years ending December 31, 2006, 2007, 2008, 2009, and 2010 are estimated to be $7,232, $6,758, $6,521, $6,359, and $5,875, respectively.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
5. Contingencies:
Under the Company’s insurance programs, commercial umbrella coverage is obtained for catastrophic exposure and aggregate losses in excess of normal claims. Beginning in 1991, the Company has retained risk on certain expected losses from both asserted and unasserted claims related to worker’s compensation, general liability and automobile as well as the health benefits of certain employees. Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claim data and certain actuarial assumptions. As of June 30, 2005, the Company has provided insurers letters of credit aggregating $5,906 related to certain insurance programs.
Legal proceedings are pending which are either in the ordinary course of business or incidental to the Company’s business. Those legal proceedings incidental to the business of the Company are generally not covered by insurance or other indemnity. In the opinion of management, the ultimate resolution of the pending litigation matters should not have a material adverse effect on the condensed consolidated financial position, operations or cash flows of the Company.
6. Related Party Transactions:
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
On March 31, 2004, the Company was acquired by an affiliate of Code Hennessy & Simmons LLC. In connection with the CHS acquisition, the Company is obligated to pay management fees to a subsidiary of CHS in the amount of $58 per month and to pay transaction fees to a subsidiary of OTPP in the amount of $26 per month, plus out of pocket expenses, for each month commencing with the closing date of the Merger Transaction. The Company has recorded management and transaction fee charges and expenses from CHS and OTPP of $533 for the six month period ended June 30, 2005 and $278 and $256 for the three month periods ended June 30, 2005 and 2004, respectively.
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
7. Income Taxes:
The effective income tax rate was 122.0% for the first six months of 2005, 149.2% for the three month Successor period ended June 30, 2004 and 33.4% for the three month Predecessor period ended March 31, 2004. In addition to the effect of state taxes, the effective income tax rate differed from the federal statutory rate due to the effect of nondeductible interest on mandatorily redeemable preferred stock and stock compensation expenses that were incurred in the Successor periods. There was also a $136 reduction of the deferred tax benefit recorded for the carryforward of net operating losses in Ohio due to a change in the Ohio income/franchise tax law that went into effect in the second quarter of 2005.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
8. Common and Preferred Stock:
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
In connection with the Merger Transaction, certain members of management entered into an Executive Securities Agreement (“ESA”). The ESA provides for the method and terms under which management proceeds were invested in the Company. Under the terms of the ESA, management shareholders have the right to put their Class A Common Stock and Class B Common Stock back to the Company at fair market value if employment is terminated for other than cause. If terminated for cause, the management shareholders can generally put the Class A Common Stock and Class B Common Stock back to the Company for the lower of the fair market value or cost. The SEC’s Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stock,” requires certain securities whose redemption is not in the control of the issuer to be classified outside of permanent equity. The put feature embedded in management’s Class A Common Stock and Class B Common Stock allows redemption at the holder’s option under certain circumstances. Accordingly, management’s 407.6 Class A Common Stock shares and 1,000 Class B Common Stock shares have been classified between liabilities and stockholder’s equity in the accompanying condensed consolidated balance sheet.
The repurchase feature of the Class B Common Stock triggers variable accounting treatment under FASB Interpretation No. 44, Accounting For Certain Transactions involving Stock Compensation – an interpretation of APB Opinion No. 25 (“FIN 44”). For the six and three month periods ended June 30, 2005 compensation expense of $232 and $117 were recorded in the accompanying condensed consolidated statements of operations.
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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
8. Common and Preferred Stock (continued):
The Hillman Investment Company Class A Preferred Stock is mandatorily redeemable on March 31, 2028 and in accordance with Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”) has been classified as debt in the accompanying condensed consolidated balance sheets. Dividends on the mandatorily redeemable Class A Preferred Stock are included in interest expense on the accompanying condensed consolidated statements of operations.
9. Stock Based Compensation:
Stock Options:
On March 30, 2004, the Company granted 1,085,116 common stock options under the SunSource Inc. 2001 Stock Incentive Plan (the “2001 Incentive Plan”). The options were issued with an exercise price below the fair market value of the common stock on the grant date. The fair value of the stock on March 30, 2004 was $29.20 per share and the weighted average exercise price was $6.76 per share. Compensation expense of $24,353 was recorded in the first quarter of 2004 for the excess of the fair market value over the exercise price. See Note 11, Non-Recurring Expense, for additional details.
Prior to the Merger Transaction, the Company had 369,641 options issued in connection with the 1998 SunSource Equity Compensation Plan (“1998 Incentive Plan”). The options were 100% vested and had a weighted average strike price of $4.19 per share. In connection with the Merger Agreement, 154,641 of the 1998 Incentive Plan options and 75,714 of the 2001 Incentive Plan options were cancelled and converted into rights to receive options to purchase 3,895.16 shares of Hillman Companies, Inc. Class A Preferred Stock and 2,717.55 shares of Hillman Investment Company Class A Preferred Stock (collectively the “Purchased Options”). The Purchased Options have a weighted average strike price of $170.69 per share. The fair value of the Hillman Investment Company Class A Preferred Stock options has been included with the underlying security in the accompanying condensed consolidated balance sheets. SFAS 150 requires security instruments with a redemption date that is certain to occur to be classified as liabilities. The Hillman Companies, Inc. Class A Preferred Stock options, which have a March 31, 2028 expiration date, have been classified at their fair market value in the liability section of the accompanying Condensed Consolidated Balance Sheets. To the extent the Company pays a dividend to holders of the Class A Preferred Stock and the Hillman Investment Company Class A Preferred Stock, the Purchased Option holder will be entitled to receive an amount equal to the dividend which would have been paid if the Purchased Options had been exercised on the date immediately prior to the record date for the dividend. Dividends on the Purchased Options are recorded as interest expense in the accompanying condensed consolidated statement of operations. Additionally, under the terms of the ESA, the Purchased Options can be put back to the Company at fair market value if employment is terminated.
SFAS 150 requires the initial and subsequent valuations of the Purchased Options be measured at fair value with the change in fair value recognized as interest expense. For the six months ended June 30, 2005 and the three month periods ended June 30, 2005 and 2004, interest expense of $408, $208, and $186, respectively, was recorded in the accompanying statement of operations to recognize the increase in fair market value of the Purchased Options.
The remaining 1998 Incentive Plan Options and 2001 Incentive Plan Options were cancelled and converted into rights to receive a pro rata share of the merger consideration. The 1998 Incentive Plan and the 2001 Incentive Plan were then terminated.
On March 31, 2004, the Company adopted the 2004 Stock Option Plan (“Common Option Plan”) following Board and shareholder approval. Grants under the Common Option Plan

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
9. Stock Based Compensation (continued):
will consist of non-qualified stock options for the purchase of Class B Common Shares. The number of Class B Common Shares authorized for issuance under the Common Option Plan is not to exceed 356.41 shares. Unless otherwise consented to by the Board, the aggregate number of Class B Common Shares for which options may be granted under the Common Option Plan cannot exceed 71.28 in any one calendar year.
The Common Option Plan is administered by a Committee of the Board. The Committee determines the term of each option, provided that the exercise period may not exceed ten years from date of grant. On December 14, 2004, options to purchase 10 shares of Class B Common Shares were granted at a strike price of $1,000 per share to certain members of the Company’s Board of Directors. Options to purchase 51.28 shares of Class B Common Shares at a strike price of $1,625 per share were granted to certain members of management on May 25, 2005.
The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations in accounting for its stock based employee compensation plans. The Company is also subject to disclosure requirements of SFAS 123, Accounting for Stock Based Compensation (“SFAS 123”). Stock compensation expense as recorded under the APB 25 intrinsic value method approximates the fair value model prescribed by SFAS 123; accordingly, no pro forma disclosures are necessary under SFAS 123.
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
Upon resignation from the Company after the third anniversary of grant, termination by the Company without Cause, death or disability, or retirement at age 61 the holder of the Preferred Options has a put right on the vested securities at a price equal to fair market value less any option exercise price payable. FIN 44 requires variable accounting treatment for stock awards with employee repurchase rights. Under APB Opinion 25, compensation expense is recognized to the extent the market value of the underlying security on the measurement date exceeds the cost to the employee. The market value on the Preferred Options increases by the amount of dividends accrued on the underlying Preferred Stock. Compensation expense will be recognized over the five-year vesting period in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans – an interpretation of APB Opinions No. 15 and 25 (“FIN 28”). Accordingly, the Company has recorded a compensation charge of $500 and $284 in the accompanying condensed consolidated statements of operations for the six and three month periods ended June 30, 2005.
10. Guaranteed Preferred Beneficial Interest in the Company’s Junior Subordinated Debentures:
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
In connection with the public offering of TOPrS, the Trust issued $3,261 of trust common securities to the Company. The Trust invested the proceeds from the sale of the trust

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
10. Guaranteed Preferred Beneficial Interest in the Company’s Junior Subordinated Debentures (continued):
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
The Company has determined that the Trust is a variable interest entity and the Company is not the primary beneficiary of the Trust pursuant to the provisions of FIN 46R. Accordingly, pursuant to the requirements of FIN 46R, the Company has de-consolidated the Trust at March 31, 2004. Summarized below is the condensed financial information of the Trust as of June 30, 2005.

Non-current assets — junior subordinated debentures — preferred	$114,231
Non-current assets — junior subordinated debentures — common	3,261

Total assets	117,492

Non-current liabilities — Trust Preferred Securities	$114,231
Stockholder’s equity — Trust Common Securities	3,261

Total liabilities and stockholder’s equity	117,492

The non-current assets for the Trust relate to its investment in the 11.6% junior subordinated deferrable interest debentures of Hillman due September 30, 2027.
On March 31, 2004, the Junior Subordinated Debentures were recorded at the fair value of $117,986 based on the price underlying the Trust Preferred Securities of $27.20 per share upon close of trading on the American Stock Exchange on that date plus the liquidation value of the trust common securities. The Company is amortizing the premium on the Junior Subordinated Debentures of $9,279 over their remaining life in the amount of $99 per quarter. At June 30, 2005, the recorded value of the Junior Subordinated Debentures, net of premium amortization, was $117,492. The fair value of the Junior Subordinated Debentures on June 30, 2005 was $125,153 based on the $28.90 per share closing price of the underlying Trust Preferred Securities as quoted on the American Stock Exchange plus the liquidation value of the trust common securities.

HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
11. Non-Recurring Expense:
In the quarter ended March 31, 2004, the Company incurred $30,707 of non-recurring, one-time charges. The charges included a $24,353 expense for stock options granted in connection with the Merger Transaction at an exercise price below fair market value. See Note 9, Stock Based Compensation for additional details. Payroll taxes on the stock option grant of $397 were also recorded in the first quarter of 2004. In addition, the Company recorded Merger Transaction costs incurred by the selling shareholders which consisted primarily of investment banking and legal fees of $4,035. Finally, in connection with the Merger Transaction the Company awarded bonuses to certain members of management totaling $1,922.
12. Derivatives and Hedging:
The Company uses derivative financial instruments to manage its exposures to interest rate fluctuations on its floating rate senior debt. The derivative instruments are accounted for pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” As amended, SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change, unless the derivative qualifies as an effective hedge that offsets certain exposures.
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
The Swap has been designated as a cash flow hedge and the fair value at June 30, 2005 was $58, net of $39 in tax expense. The Swap is reported on the condensed consolidated balance sheet in other current assets. The related deferred gain on the Swap agreements of $58 has been deferred in shareholders’ equity as a component of other comprehensive loss. This deferred gain is then recognized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recorded in interest expense.
13. Recent Accounting Pronouncements:
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
In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets- an amendment of APB Opinion No. 29.” The statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
13. Recent Accounting Pronouncements (continued):
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
14. Subsequent Event:
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

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following discussion provides information which management believes is relevant to an assessment and understanding of the Company’s operations and financial condition. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere herein.
Restatement of Financial Statements
As discussed more fully in Note 2, Restatement of Financial Statements, of notes to condensed consolidated financial statements, the Company has restated the previously issued condensed consolidated financial statements for the three months ended March 31, 2004 and June 30, 2004 and as of December 31, 2004.
Management’s discussion and analysis should be read in conjunction with the restated condensed consolidated financial statements and notes thereon in Part 1, Item 1 of this Form 10-Q.
General
The Hillman Companies, Inc. (“Hillman” or the “Company”) is one of the largest providers of hardware-related products and related merchandising services to retail markets in North America.
The Company’s principal business is operated through its wholly-owned subsidiary, The Hillman Group, Inc. (the “Hillman Group”) which sells its product lines and provides its services to hardware stores, home centers, mass merchants, pet supply stores, and other retail outlets principally in the United States, Canada, Mexico and South America. Product lines include thousands of small parts such as fasteners and related hardware items; keys, key duplication systems and accessories; and identification items, such as tags and letters, numbers, and signs (“LNS”). The Company supports its product sales with value added services including design and installation of merchandising systems and maintenance of appropriate in-store inventory levels.
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
Prior to the merger, Allied Capital Corporation (“Allied Capital”) owned 96.8% of the Company’s common stock. As a result of the change of control, an affiliate of CHS owns 49.1% of the Company’s outstanding common stock and 54.5% of the Company’s voting common stock, Ontario Teacher’s Pension Plan (“OTPP”) owns 27.9% of the Company’s outstanding common stock and 31.0% of the Company’s voting common stock and HarbourVest Partners VI owns 8.7% of the Company’s outstanding common stock and 9.7% of the Company’s voting common stock. Certain members of management own 14.1% of the Company’s outstanding common stock and 4.5% of the Company’s voting common stock.
Financing Arrangements
On March 31, 2004, the Company, through its Hillman Group subsidiary, refinanced its revolving credit and senior term loans with a Senior Credit Agreement (the “Senior Credit Agreement”) consisting of a $40.0 million revolving credit (the “Revolver”) and a $217.5 million term loan (the “Term Loan”). The Senior Credit Agreement has a seven-year term and provides borrowings at interest rates based on the London Interbank

Offered Rates (the “LIBOR”) plus a margin of between 2.25% and 3.00% (the “LIBOR Margin”), or prime (the “Base Rate”) plus a margin of between 1.25% and 2.0% (the “Base Rate Margin”). The applicable LIBOR Margin and Base Rate Margin are based on the Company’s leverage as of the last day of the preceding fiscal quarter. In accordance with the Senior Credit Agreement, letter of credit commitment fees are based on the average daily face amount of each outstanding letter of credit multiplied by a letter of credit margin of between 2.25% and 3.00% per annum (the “Letter of Credit Margin”). The Letter of Credit Margin is also based on the Company’s leverage at the date of the preceding fiscal quarter. The Company also pays a commitment fee of 0.50% per annum on the average daily unused Revolver balance.
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

Results of Operations
Sales and Profitability for each of the Three Month Periods Ended June 30,

	(dollars in thousands)
	2005		2004
		% of		% of
	Amount	Total	Amount	Total
			(As restated)
Net sales	$102,934	100.0%	$93,320	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	46,578	45.3%	41,867	44.9%

Gross profit	56,356	54.7%	51,453	55.1%

Operating expenses:
Selling	18,411	17.9%	16,881	18.1%
Warehouse & delivery	12,661	12.3%	11,493	12.3%
General & Administrative	4,926	4.8%	4,413	4.7%
Stock compensation expense	401	0.4%	—	0.0%

Total SG&A	36,399	35.4%	32,787	35.1%
Depreciation	3,865	3.8%	3,904	4.2%
Amortization	1,808	1.8%	2,679	2.9%
Management and transaction fees	278	0.3%	256	0.3%

Total operating expenses	42,350	41.1%	39,626	42.5%

Other expense	(38)	0.0%	(134)	-0.1%

Income from operations	13,968	13.6%	11,693	12.5%

Interest expense, net	5,228	5.1%	4,591	4.9%
Interest expense on mandatorily redeemable preferred stock & management purchased options	1,959	1.9%	1,757	1.9%
Interest expense on junior subordinated notes	3,153	3.1%	3,153	3.4%
Investment income on trust common securities	(95)	-0.1%	(95)	-0.1%

Income before income taxes	3,723	3.6%	2,287	2.5%

Three Months Ended June 30, 2005 and 2004
Net sales increased $9.6 million, or 10.3%, in the second quarter of 2005 to $102.9 million from $93.3 million in the second quarter of 2004. Sales to national accounts represented $6.0 million of the $9.6 million total sales increase in the second quarter primarily as a result of increased fastener sales to Lowe’s and increased sales of keys and LNS to Lowe’s and Home Depot. Sales to franchise and independent (“F&I”) accounts increased $2.1 million from the comparable period in 2004. The increased F&I sales were the result of improved economic activity at the retail level, increased same store sales and an increase in the sales of new products such as chrome plated fasteners. The F&I accounts are typically individual hardware dealers who are members of larger cooperatives, such as True Value, Ace, and Do-It-Best. Other sales, including regional accounts, engraving products and Canadian accounts, were up $1.5 million to $21.8 million in the second quarter of 2005 from $20.3 million in the same period of 2004.
The Company’s gross profit was 54.7% in the second quarter of 2005 compared to 55.1% in the second quarter of 2004. The gross profit rate decrease was due to a change in customer mix resulting from increased sales to the lower gross profit customers in national and regional accounts.
The Company’s condensed consolidated selling, general and administrative expenses (“S,G&A”) increased $3.6 million or 11.1% from $32.8 million in the second quarter of 2004 to $36.4 million in the second quarter of 2005. Selling expenses increased $1.5 million or 8.9% primarily as a result of an increase in service and display costs at new national account stores. The display cost increase was due to higher steel prices together with more units placed in new stores. Warehouse and delivery expenses increased $1.2 million or 10.4% primarily as a result of increased freight, labor, and shipping supplies on the increased sales volume. General and administrative expenses increased by $0.5 million in the second quarter of 2005 compared to the second quarter of 2004. This increase was primarily the result of higher insurance and professional fees in the 2005 period compared to the 2004 period. In the second quarter of 2005, the Company recorded a stock compensation charge of $0.4 million as a result of an increase in the fair market value of stock underlying the options issued primarily in connection with the Merger Transaction. Stock compensation expense in the second quarter of 2004 was not material.
Depreciation expense of $3.9 million in the second quarter of 2005 was unchanged from the second quarter of 2004.
Amortization expense of $1.8 million in the second quarter of 2005 decreased from $2.7 million in the same quarter of 2004. The amortization recorded in 2004 was based on the preliminary valuation of intangibles resulting from the Merger Transaction which was subsequently adjusted in the fourth quarter of that year. The final tangible valuation provided higher intangible values with longer lives which resulted in the overall lower amortization expense in the second quarter of 2005 compared to the second quarter of 2004.
The Company has recorded management and transaction fees of $0.3 million for the second quarter of 2005 and for the second quarter of 2004. The Company is obligated to pay management fees to a subsidiary of CHS for management services rendered in the amount of fifty-eight thousand dollars per month, plus out-of-pocket expenses, and to pay transaction fees to a subsidiary of Ontario Teacher’s Pension Plan for transaction services rendered in the amount of twenty-six thousand dollars per month, plus out of pocket expenses, for each month commencing with the closing date of the Merger Transaction.
Income from operations for the three months ended June 30, 2005 was $14.0 million, an increase of $2.3 million from the same period of the prior year.
The Company’s condensed consolidated operating profit margin from operations (income from operations as a percentage of net sales) increased to 13.6% in the second quarter of 2005 from 12.5% in the same period of 2004. The operating profit margin benefited from the reduction of depreciation and amortization as a percentage of sales, but this benefit was partially offset by the increase in stock compensation expense.
Interest expense, net, increased $0.6 million to $5.2 million in the second quarter of 2005 from $4.6 million in 2004. The increase in interest expense was the result of an increased LIBOR borrowing rate on the Term B Loan.
Interest expense on the mandatorily redeemable preferred stock and management purchased options was $2.0 million in the second quarter of 2005, an increase of $0.2 million from $1.8 million in the second quarter of 2004.
The Company pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.2 million per annum in the aggregate. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. For the quarters ended June 30, 2005 and 2004, the Company paid $3.1 million in interest on the Junior Subordinated Debentures, which is equivalent to the amounts distributed by the Trust on the Trust Preferred Securities.
The Company also pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Common Securities at the rate of 11.6% per annum on their face amount of $3.3 million, or $0.4 million per annum in the aggregate. The Trust distributes an equivalent amount to the Company as a distribution on the underlying Trust Common Securities. For the quarters ended June 30, 2005 and 2004, the Company paid $0.1 million interest on the Junior Subordinated Debentures, which is equivalent to the amounts received by the Company as investment income.
The Company recorded a tax provision for income taxes of $3.8 million on pre-tax income of $3.7 million in the second quarter of 2005 compared to an income tax provision of $3.4 million on $2.3 million of pre-tax income in 2004. The high effective tax rate results primarily from non-deductible interest on the mandatorily redeemable preferred stock and stock compensation expense. For additional information, see Note 7, Income Taxes, of Notes to Condensed Consolidated Financial Statements.

Sales and Profitability for each of the Six Month Periods Ended June 30,

	(dollars in thousands)
	2005		2004 (b)
		% of		% of
	Amount	Total	Amount	Total
			(As restated)
Net sales	$190,534	100.0%	$171,510	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	85,679	45.0%	77,250	45.0%

Gross profit	104,855	55.0%	94,260	55.0%

Operating expenses:
Selling	36,473	19.1%	32,774	19.1%
Warehouse & delivery	23,596	12.4%	21,591	12.6%
General & Administrative	10,318	5.4%	9,418	5.5%
Stock compensation expense	732	0.4%	—	0.0%

Total SG&A	71,119	37.3%	63,783	37.2%
Non-recurring expense (a)	—	0.0%	30,707	17.9%
Depreciation	7,887	4.1%	7,703	4.5%
Amortization	3,612	1.9%	3,000	1.7%
Management and transaction fees	533	0.3%	780	0.5%

Total operating expenses	83,151	43.6%	105,973	61.8%

Other expense	(187)	-0.1%	(274)	-0.2%

Income (loss) from operations	21,517	11.3%	(11,987)	-7.0%

Interest expense, net	9,904	5.2%	8,432	4.9%
Interest expense on mandatorily redeemable preferred stock & management purchased options	3,845	2.0%	1,757	1.0%
Interest expense on junior subordinated notes	6,305	3.3%	6,305	3.7%
Investment income on trust common securities	(189)	-0.1%	(189)	-0.1%

Income (loss) before income taxes	1,652	0.9%	(28,292)	-16.5%

(a)	Represents one-time charges for stock options, management bonuses, investment banking, and legal fees incurred in connection with the March 31, 2004 Merger Transaction.

(b)	For the purpose of comparing the Company’s results of operations for the six months ended June 30, 2005, the results of the Predecessor Operations for the three months ended March 31, 2004 have been combined with the results of the Successor Operations for the three months ended June 30, 2004.

Six Months Ended June 30, 2005 and 2004
Net sales increased $19.0 million, or 11.1%, in the first six months of 2005 to $190.5 million from $171.5 million in 2004. Sales to national accounts represented $7.8 million of the $19.0 million total sales increase in the first six months primarily as a result of increased fastener sales to Lowe’s, Home Depot and Tractor Supply. Sales to franchise and independent (“F&I”) accounts increased $6.4 million from the comparable period in 2004. The increased F&I sales were the result of improved economic activity at the retail level and increased same store sales and an increase in the sales of new products such as chrome plated fasteners. The F&I accounts are typically individual hardware dealers who are members of larger cooperatives, such as True Value, Ace, and Do-It-Best. Other sales, including regional accounts, engraving products and Canadian accounts, were up $4.8 million to $41.7 million in the first six months of 2005 from $36.9 million in the same period of 2004.
The Company’s gross profit was unchanged at 55.0% in the first six months of 2005.
The Company’s condensed consolidated selling, general and administrative expenses (“S,G&A”) increased $7.3 million or 11.5% from $63.8 million in the first six months of 2004 to $71.1 million in the first six months of 2005. Selling expenses increased $3.7 million or 11.3% primarily as a result of an increase in service and display cost at new national account stores and an increase in the use of pricing labels to update merchant displays to reflect the recent fastener price increase. Warehouse and delivery expenses increased $2.0 million or 9.3% primarily as a result of increased freight, labor, and shipping supplies on the increased sales volume. General and administrative expenses increased by $0.9 million in the first six months of 2005 compared to the first six months of 2004. This increase was primarily the result of higher insurance and professional fees in the 2005 period compared to the same period of 2004. In the first six months of 2005, the Company recorded a stock compensation charge of $0.7 million as a result of an increase in the fair market value of stock underlying the options issued primarily in connection with the Merger Transaction. No stock compensation charge was required in the first six months of 2004.
Depreciation expense increased $0.2 million to $7.9 million in the first six months of 2005 from $7.7 million in the same period of 2004 primarily as a result of an increase in the depreciable fixed asset base related to the placement of additional automated key duplication machines.
Amortization expense of $3.6 million in the six months of 2005 increased from $3.0 million in the same period of 2004 as a result of the increase in amortizable intangible assets related to the Merger Transaction.
The Company has recorded management and transaction fees of $0.5 million for the first six months of 2005 and $0.8 million for the first six months of 2004. The Company is obligated to pay management fees to a subsidiary of CHS for management services rendered in the amount of fifty-eight thousand dollars per month, plus out-of-pocket expenses, and to pay transaction fees to a subsidiary of Ontario Teacher’s Pension Plan for transaction services rendered in the amount of twenty-six thousand dollars per month, plus out of pocket expenses, for each month commencing with the closing date of the Merger Transaction. The Company was obligated to pay management fees to a subsidiary of Allied Capital for management services rendered in the amount of $1.8 million, plus out-of-pocket expenses, for calendar years subsequent to 2001. The payment of management fees was due annually after delivery of the Company’s annual audited financial statements to the Board of Directors of the Company. The obligation to pay management fees to Allied Capital was terminated upon the payment of outstanding fees in the amount of $2.3 million on March 31, 2004 in connection with the close of the Merger Transaction.
Income from operations for the six months ended June 30, 2005 was $21.5 million, an increase of $2.8 million from the first six months of the prior year after excluding $30.7 million in non-recurring costs recorded in connection with the Merger Transaction.

The Company’s condensed consolidated operating profit margin from operations (income from operations as a percentage of net sales) increased to 11.3% in the first six months of 2005 from 11.0% in the same period of 2004 after excluding non-recurring costs recorded in connection with the Merger Transaction. The operating profit margin benefited from the increase in gross profit rate and the reduction of depreciation and management fees as a percentage of sales, but this benefit was partially offset by the increase in stock compensation expense and amortization costs as a percentage of sales which resulted from the Merger Transaction.
Interest expense, net, increased $1.5 million to $9.9 million in the first six months of 2005 from $8.4 million in 2004. The increase in interest expense was the result of increased Company debt and amortization of additional deferred financing costs related to the Merger Transaction together with the rise in LIBOR borrowing rates on the Term B Loan.
Interest expense on the mandatorily redeemable preferred stock and management purchased options increased $2.0 million to $3.8 million in the first six months of 2005 from $1.8 million in the first six months of 2004. No such interest expense was recorded in the first quarter of 2004 because the expense is related to the stock and options issued in connection with the Merger Transaction completed on March 31, 2004.
The Company pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.2 million per annum in the aggregate. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. For the six month periods ended June 30, 2005 and 2004, the Company paid $6.1 million interest on the Junior Subordinated Debentures, which is equivalent to the amounts distributed by the Trust on the Trust Preferred Securities.
The Company also pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Common Securities at the rate of 11.6% per annum on their face amount of $3.3 million, or $0.4 million per annum in the aggregate. The Trust distributes an equivalent amount to the Company as a distribution on the underlying Trust Common Securities. For the six month periods ended June 30, 2005 and 2004, the Company paid $0.2 million interest on the Junior Subordinated Debentures, which is equivalent to the amounts received by the Company as investment income.
The Company recorded a tax provision for income taxes of $2.0 million on pre-tax income of $1.7 million in the first six months of 2005. The high effective tax rate results primarily from non-deductible interest on the mandatorily redeemable preferred stock and stock compensation expense. For additional information, see Note 7, Income Taxes, of Notes to Condensed Consolidated Financial Statements.
Cash Flows
The statements of cash flows reflect the changes in cash and cash equivalents for the six months ended June 30, 2005 and the three months ended June 30, 2004 and March 31, 2004 by classifying transactions into three major categories: operating, investing and financing activities.
Merger Transaction
In connection with Merger Transaction, the Company issued Common Stock and Preferred Stock for $148.0 million in cash. Proceeds from the refinancing of the Senior Credit Agreement and the Subordinated Debt Issuance net of financing fees of $7.6 million provided an additional $259.8 million. The debt and equity proceeds were used to repay existing senior and subordinated debt and accrued interest thereon of $154.9 and to repurchase existing shareholder’s common equity of $239.1 million which included $24.4 million in compensation for stock options. The remainder of the proceeds was used to pay transaction expenses of $2.2 million and a senior credit prepayment penalty of $1.1 million.
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
Cash used for operating activities was $16.5 million in the first six months of 2005 compared to cash used of $7.3 million for the same period of 2004. Operating cash outflows have historically been greatest in the first and second fiscal quarters as selling volume and inventory levels generally increase as the Company approaches the stronger spring and summer selling seasons. The seasonal working capital impact was greater in the first six months of 2005 as the net operating assets including inventory, accounts receivable, other assets, accounts payable and other accrued liabilities increased $34.1 million compared to only $11.6 million in the first six months of 2004.
Investing Activities
The principal recurring investing activities are property additions primarily for key duplicating machines. Net property additions for the first six months of 2005 were $8.3 million compared to $5.4 million in the comparable prior year period. The increase in capital expenditures in the first six months of 2005 compared to the prior year period results from a $1.6 million increase in leasehold improvements primarily related to the expansion of the Cincinnati office location and the relocation and build out of the Tempe office location. Plant equipment purchases in the first six months of 2005 were $1.2 million primarily for the automated warehouse systems in Bakersfield and Dallas which amounted to an increase of $0.9 million over the prior year period. The amount of expenditures for key duplicating machines was $4.5 million in the first six months of 2005 and represents an increase of $0.5 million compared to 2004.
Financing Activities
Net cash used by financing activities for the six months ended June 30, 2005 was $1.1 million compared to net cash provided of $10.2 million for the comparable period in 2004. Prior year includes $11.9 million in cash provided by borrowings related to the Merger Transaction. The 2005 reduction in cash provided by financing activities is primarily a function of an increase in principal repayments on the senior term loans. The Company’s cash balances, rather than revolver borrowings, were used to fund the seasonal increase in working capital requirements for the first six months of 2005 compared to the same period of 2004.
Liquidity and Capital Resources
The Company’s working capital position (defined as current assets less current liabilities) of $96.3 million at June 30, 2005 represents an increase of $8.6 million from the December 31, 2004 level of $87.7 million. The primary factor for this increase was the seasonal increase in inventories and accounts receivable of $32.9 million which was partially offset by the reduction in cash of $26.0 million. The Company’s current ratio (defined as current assets divided by current liabilities) increased to 2.80x at June 30, 2005 from 2.60x at December 31, 2004.

The Company’s contractual obligations in thousands of dollars as of June 30, 2005 are summarized below:

		Payments Due
		Less Than	1 to 3	3 to 5	More Than
	Total	1 Year	Years	Years	5 Years
Contractual Obligations

Junior Subordinated Debentures (1)	$117,492	$—	$—	$—	$117,492
Long Term Senior Term Loans	214,781	2,175	4,350	54,919	153,337
Long Term Unsecured Subordinated Notes	48,638	—	—	—	48,638
Interest Payments (2)	118,055	20,887	43,789	42,660	10,719
Operating Leases	47,808	6,975	9,300	7,000	24,533
Mandatorily Redeemable Preferred Stock	65,832				65,832
Management Purchased Options	3,823				3,823
Deferrred Compensation Obligations	4,526	138	276	276	3,836
Capital Lease Obligations	120	44	76	—	—
Other Long Term Obligations	5,197	1,669	950	207	2,371

Total Contractual Cash Obligations	$626,272	$31,888	$58,741	$105,062	$430,581

(1)	The junior subordinated debentures liquidation value is approximately $108,707.

(2)	Interest payments for Long Term Senior Term Loans and Long Term Unsecured Subordinated Notes. Interest payments on the variable rate Long Term Senior Term Loans were calculated using actual interest rates through December 31, 2005 and a LIBOR rate plus applicable margin of 7.6875% thereafter.
All of the obligations noted above are reflected on the Company’s condensed consolidated balance sheet as of June 30, 2005 except for the operating leases and interest payments.
As of June 30, 2005, the Company had $34.1 million available under its credit facilities. The Company had approximately $214.9 million of outstanding debt under its collateralized credit facilities at June 30, 2005, consisting of $214.8 million in a term loan and $0.1 million in capitalized lease obligations. The term loan consisted of a $214.2 million Term B Loan (the “Term Loan B”) currently at a six (6) month LIBOR rate of 6.6875% and a $0.6 million Term B Loan at a three (3) month LIBOR rate of 6.75%. The capitalized lease obligations were at various interest rates.
As of June 30, 2005, the Company had purchase commitments of $0.3 million for marine cargo contracts and $0.2 million for the expansion of the Cincinnati office location. The Company had no other material purchase commitments for capital expenditures.
Interest on the Subordinated Debt Issuance of $47.5 million which matures September 30, 2011 is at a fixed rate of 13.5% per annum, with cash interest payments being required on a quarterly basis at a fixed rate of 11.25% commencing April 15, 2004. The outstanding principal balance of the Subordinated Debt Issuance shall be increased on a quarterly basis at the remaining 2.25% fixed rate (the “PIK Amount”). All of the PIK Amounts are due on the maturity date of the Subordinated Debt Issuance. As of June 30, 2005, the outstanding Subordinated Debt Issuance including the PIK Amounts was $48.6 million.
The Senior Credit Agreement, among other provisions, contains financial covenants requiring the maintenance of specific leverage and interest coverage ratios and levels of financial position, restricts the incurrence of additional debt and the sale of assets, and permits acquisitions with the consent of the lenders. The Company was in full compliance with all provisions of the Senior Credit Agreement as of June 30, 2005.
Critical Accounting Policies and Estimates
Significant accounting policies and estimates are summarized in the footnotes to the annual condensed consolidated financial statements. Some accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate. Management believes these estimates and assumptions are reasonable based on the facts and circumstances as of June 30, 2005, however actual results may differ from these estimates under different assumptions and circumstances.
We identified our critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations found in our Annual Report on Form 10-K/A for the year ended December 31, 2004. We believe there have been no changes in these critical accounting policies. We have summarized our critical accounting policies either in the notes to the condensed consolidated financial statements or below:
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
Accounts Receivable and Allowance for Doubtful Accounts:
The Company establishes the allowance for doubtful accounts using the specific identification method and also provides a reserve in the aggregate. The estimates for calculating the aggregate reserve are based on historical information. The allowance for doubtful accounts was $481 as of June 30, 2005 and $526 as of December 31, 2004.
Inventory Realization:
Inventories consisting predominantly of finished goods are valued at the lower of cost or market, cost being determined principally on the weighted average cost method. Excess and obsolete inventories are carried at net realizable value. The historical usage rate is the primary factor used by the Company in assessing the net realizable value of excess and obsolete inventory. A reduction in the carrying value of an inventory item from cost to market is recorded for inventory with no usage in the preceding twenty-four month period or with on hand quantities in excess of twenty-four months average usage. The inventory reserve amounts were $4,230 as of June 30, 2005 and $3,558 as of December 31, 2004.
Long-Lived Assets:
Under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has evaluated its long-lived assets for financial impairment and will continue to evaluate them based on the estimated undiscounted future cash flows as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.
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

Inflation
The Company is sensitive to inflation present in the economies of the United States and our foreign suppliers located primarily in Taiwan and China. Inflation in recent years prior to 2004 produced only a modest impact on the Company’s operations. However, the recent growth in China’s economic activity has increased overall demand for materials used in the manufacture of our products. This increased demand produced cost increases for certain of our fastener products which exceeded the prevailing rate of inflation in the latter part of 2003 and throughout most of 2004. The fastener prices from our foreign suppliers have stabilized in the first six months of 2005. Continued inflation and resulting cost increases over a period of years would result in significant increases in inventory costs and operating expenses. However, such higher cost of sales and operating expenses can generally be offset by increases in selling prices, although the ability of the Company’s operating divisions to raise prices is dependent on competitive market conditions.
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
These forward-looking statements are not historical facts, but rather are based on management’s current expectations, assumptions and projections about future events. Although management believes that the expectations, assumptions and projections on which these forward-looking statements are based are reasonable, they nonetheless could prove to be inaccurate, and as a result, the forward-looking statements based on those expectations, assumptions and projections also could be inaccurate. Forward-looking statements are not guarantees of future performance. Instead, forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause the Company’s strategy, planning, actual results, levels of activity, performance, or achievements to be materially different from any strategy, planning, future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Actual results could differ materially from those currently anticipated as a result of a number of factors, including the risks and uncertainties discussed under captions “Risk Factors” set forth in Item 1 of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements.
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

Item 3.
Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to the impact of interest rate changes as borrowings under the Senior Credit Facility bear interest at variable interest rates. It is the Company’s policy to enter into interest rate transactions only to the extent considered necessary to meet objectives. On April 28, 2004, the Company entered into an Interest Rate Swap Agreement (“Swap”) with a two-year term for a notional amount of $50 million. The Swap fixes the interest rate on $50 million of the Senior Term Loan at a rate of 1.17% plus the applicable interest rate margin for the first three months of the Swap with incremental increases ranging from 28 to 47 basis points in each successive quarter. Based on Hillman’s exposure to variable rate borrowings at June 30, 2005, a one percent (1%) change in the weighted average interest rate for a period of one year would change the annual interest expense by approximately $1.7 million.
The Company is exposed to foreign exchange rate changes of the Canadian currency as it impacts the $1.2 million net asset value of its Canadian subsidiary, The Hillman Group Canada, Ltd., as of June 30, 2005. Management considers the Company’s exposure to foreign currency translation gains or losses to be minimal.
Item 4.
Controls and Procedures
Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, which included the matters discussed below, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were not effective, as of the end of the period covered by this Report (June 30, 2005), in ensuring that material information relating to The Hillman Companies, Inc. required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the material weaknesses described below, the Company’s management has concluded that the condensed consolidated financial statements included in this quarterly report fairly state, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles (“GAAP”).
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Although we have not yet been required to assess and report on the effectiveness of our internal control over financial reporting, the Company concluded that the material weaknesses described below existed as of June 30, 2005.
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
(4) The Company did not maintain effective controls over its accounting for outstanding checks. Specifically, the Company did not maintain effective controls to properly reclassify outstanding checks in excess of available deposits from cash to accounts payable, accrued salaries and wages and the revolver and to properly report cash flows from operating and financing activities. This control deficiency resulted in the restatement of the Company’s 2002 consolidated financial statements, interim and annual consolidated financial statements for the year ended December 31, 2003, the three months ended March 31, 2004, the nine months ended December 31, 2004, the three months ended March 31, 2005 as well as audit adjustments to the 2005 consolidated financial statements.
Additionally, each of these control deficiencies could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.
Accordingly, management has determined that each of the above control deficiencies represents a material weakness.
Management also considered the impact of the restatements related to the following items on the Company’s internal control over financial reporting. See Note 2, Notes to Condensed Consolidated Financial Statements for a detailed description.

•	Investment in trust common securities;

•	Capitalized interest on construction of Cincinnati distribution facility;

•	Accrued pricing allowances; and,

•	Insurance demutualization.
Management reviewed and analyzed the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” and paragraph 29 of Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” and concluded that the restatement related to the items described above were not material to the financial statements of any prior interim or annual periods taken as a whole. Accordingly, because management concluded that a material misstatement did not occur, management has concluded that these control deficiencies do not represent a material weakness.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. — Legal Proceedings.
From time to time, we become involved in ordinary, routine or regulatory legal proceedings incidental to the business. As of May 11, 2006, we were not a party to any material legal proceeding.
Item 1A. — Risk Factors.
Not Applicable
Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds.
Not Applicable
Item 3. — Defaults Upon Senior Securities.
Not Applicable
Item 4. — Submission of Matters to a Vote of Security Holders.
Not Applicable
Item 5. — Other Information.
Director Resignation
Mr. J. Mark MacDonald resigned as a director of the Company effective as of June 29, 2005.
Director Appointment
Mr. Shael J. Dolman was appointed as a director of the Company effective June 19, 2005.
American Stock Exchange
On August 24, 2005, the Company received a letter from the American Stock Exchange (“AMEX”) advising that the Company is not in compliance with the AMEX requirements as set forth in Section 1101 of the Amex Company Guide for failure to file with the Securities and Exchange Commission (“SEC”) its quarterly report on Form 10-Q for the quarter ended June 30, 2005. In addition, the letter advised the Company that as a result of the restatement of its financial statements as disclosed on a Form 8-K filed with the SEC on August 23, 2005, the Company was not in compliance with the requirements of its listing agreement. The compliance letter gives the Company until September 7, 2005 to submit a plan of action that the Company has taken, or will take, to bring it into compliance no later than October 4, 2005. If the plan is accepted, the Company will remain listed during the plan period, during which it will be subject to periodic review to determine whether progress consistent with the plan is being made. If the Company is not in compliance with the continued listing standards by October 4, 2005, or does not make progress consistent with the plan during the plan period, delisting procedures would be initiated. The Company submitted its plan of compliance on September 7, 2005 and it was accepted by AMEX on September 9, 2005. On October 25, 2005 AMEX extended the deadline for complying with the listing standards to November 20, 2005. On December 2, 2005 AMEX granted an additional extension to December 30, 2005 and on February 2, 2006 an extension was granted until February 24, 2006.

Item 6. — Exhibits.
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
DATE: May 11, 2006