Form 10-Q
period 2005-09-30
HILLMAN COMPANIES INC
filed 2006-05-11
CIK 1029831

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
INDEX

		PAGE(S)
PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets	3-4

	Condensed Consolidated Statements of Operations	5-6

	Condensed Consolidated Statements of Cash Flows	7

	Condensed Consolidated Statement of Changes in Stockholders’ Equity	8

	Notes to Condensed Consolidated Financial Statements	9-26

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations	27-38

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	39

Item 4.	Controls and Procedures	39-41

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	42

Item 1A.	Risk Factors	42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3.	Defaults upon Senior Securities	42

Item 4.	Submission of Matters to a Vote of Security Holders	42

Item 5.	Other Information	42

Item 6.	Exhibits	43

SIGNATURES		44

Item 1.
THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(dollars in thousands)

	September 30,	December 31,
	2005	2004
		(as restated,
		see Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$12,244	$29,613
Restricted investments	138	75
Accounts receivable, net	53,295	37,370
Inventories, net	81,059	65,835
Deferred income taxes, net	8,347	6,712
Other current assets	3,353	2,820

Total current assets	158,436	142,425
Property and equipment, net	60,930	61,111
Goodwill	241,934	242,267
Other intangibles, net	162,314	167,842
Restricted investments	4,546	4,148
Deferred financing fees, net	5,980	6,786
Investment in trust common securities	3,261	3,261
Other assets	660	1,059

Total assets	$638,061	$628,899

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,567	$21,172
Current portion of senior term loans	2,175	2,175
Current portion of capitalized lease obligations	44	43
Accrued expenses:
Salaries and wages	4,976	4,299
Pricing allowances	8,840	9,681
Income and other taxes	2,020	1,520
Interest	3,824	3,362
Deferred compensation	138	75
Other accrued expenses	11,235	12,407

Total current liabilities	52,819	54,734
Long term senior term loans	212,062	213,694
Long term capitalized lease obligations	66	99
Long term unsecured subordinated notes	48,911	48,090
Junior subordinated debentures	117,394	117,690
Mandatorily redeemable preferred stock (Note 8)	67,737	62,232
Management purchased options (Note 9)	3,953	3,577
Deferred compensation	4,546	4,148
Deferred income taxes, net	38,817	33,221
Other non-current liabilities	17,653	9,770

Total liabilities	563,958	547,255

Item 1.
THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(dollars in thousands)

	September 30,	December 31,
	2005	2004
		(as restated,
		see Note 2)
LIABILITIES AND STOCKHOLDERS’ EQUITY (CONTINUED)
Common stock with put options:
Class A Common stock, $.01 par, 23,141 shares authorized, 407.6 issued and outstanding	407	407

Class B Common stock, $.01 par, 2,500 shares authorized, 1,000 issued and outstanding	1,426	1,000

Commitments and contingencies

Stockholders’ equity:
Preferred Stock:
Class A Preferred stock, $.01 par, 238,889 shares authorized, 82,104.8 issued and outstanding	1	1

Common Stock:
Class A Common stock, $.01 par, 23,141 shares authorized, 5,805.3 issued and outstanding	—	—
Class C Common stock, $.01 par, 30,109 shares authorized, 2,787.1 issued and outstanding	—	—
Additional paid-in capital	72,415	80,330
Accumulated deficit	(144)	—
Accumulated other comprehensive loss	(2)	(94)

Total stockholders’ equity	72,270	80,237

Total liabilities and stockholders’ equity	$638,061	$628,899

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
FOR THE THREE MONTHS ENDED
(dollars in thousands)

	September 30,
	2005	2004
		(as restated,
		see Note 2)
Net sales	$102,593	$97,032
Cost of sales (exclusive of depreciation and amortization shown separately below)	48,118	43,744

Gross profit	54,475	53,288

Operating expenses:
Selling, general and administrative expenses	35,282	33,836
Depreciation	3,912	3,706
Amortization	1,808	2,676
Management and transaction fees to related party	255	291

Total operating expenses	41,257	40,509

Other income, net	222	531

Income from operations	13,440	13,310

Interest expense, net	5,457	4,464
Interest expense on mandatorily redeemable preferred stock and management purchased options	2,035	1,826
Interest expense on junior subordinated debentures	3,153	3,152
Investment income on trust common securities	(95)	(94)

Income before income taxes	2,890	3,962

Income tax provision	2,671	5,134

Net income (loss)	$219	$(1,172)

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands)

	Successor		Predecessor
	Nine months	Six months	Three months
	ended	ended	ended
	September 30,	September 30,	March 31,
	2005	2004	2004
		(As restated,	(As restated,
		see Note 2)	see Note 2)
Net sales	$293,127	$190,352	$78,190
Cost of sales (exclusive of depreciation and amortization shown separately below)	133,797	85,611	35,383

Gross profit	159,330	104,741	42,807

Operating expenses:
Selling, general and administrative expenses	106,401	66,623	30,996
Non-recurring expense (Note 11)	—	—	30,707
Depreciation	11,799	7,610	3,799
Amortization	5,420	5,355	321
Management and transaction fees to related party	788	547	524

Total operating expenses	124,408	80,135	66,347

Other income (expense), net	35	397	(140)

Income (loss) from operations	34,957	25,003	(23,680)

Interest expense, net	15,361	9,055	3,841
Interest expense on mandatorily redeemable preferred stock and management purchased options	5,880	3,583	—
Interest expense on junior subordinated debentures	9,458	6,305	3,152
Investment income on trust common securities	(284)	(189)	(94)

Income (loss) before income taxes	4,542	6,249	(30,579)

Income tax provision (benefit)	4,686	8,547	(10,213)

Net loss	$(144)	$(2,298)	$(20,366)

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Successor		Predecessor
	Nine months	Six months	Three months
	ended	ended	ended
	September 30,	September 30,	March 31,
	2005	2004	2004
		(As restated,	(As restated,
		see Note 2)	see Note 2)
Cash flows from operating activities:
Net loss	$(144)	$(2,298)	$(20,366)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	17,219	12,965	4,120
Deferred income tax (benefit)	3,807	8,078	(11,608)
Stock option grant	—	—	24,353
PIK interest on unsecured subordinated notes	821	315	506
Interest on mandatorily redeemable preferred stock and management purchased options	5,880	—	—
Prepayment penalty	—	(1,097)	—
Changes in operating items, net of effects of acquisitions:
Increase in accounts receivable, net	(15,925)	(8,550)	(4,599)
(Increase) decrease in inventories, net	(15,224)	800	(1,121)
(Increase) decrease in other assets	(134)	1,665	1,464
(Decrease) increase in accounts payable	(1,605)	(2,802)	6,613
Increase (decrease) in other accrued liabilities	305	(4,148)	670
Other items, net	945	4,644	6

Net cash (used in) provided by operating activities	(4,055)	9,572	38

Cash flows from investing activities:
Capital expenditures	(11,541)	(5,510)	(2,586)
Other, net	(109)	47	(23)

Net cash used in investing activities	(11,650)	(5,463)	(2,609)

Cash flows from financing activities:
Borrowings of senior term loans	—	217,500	—
Repayments of senior term loans	(1,632)	(61,646)	—
Borrowings of revolving credit loans	—	4,728	2,680
Repayments of revolving credit loans	—	(50,402)	—
Borrowings of unsecured subordinated notes	—	47,500	—
Repayments of unsecured subordinated notes	—	(44,569)	—
Principal payments under capitalized lease obligations	(32)	(28)	(14)
Financing fees, net	—	(7,592)	—
Purchase of predecessor common stock	—	(239,077)	—
Receipt of successor equity proceeds	—	147,980	—
Merger transaction costs	—	(2,171)	—

Net cash (used in) provided by financing activities	(1,664)	12,223	2,666

Net (decrease) increase in cash and cash equivalents	(17,369)	16,332	95

Cash and cash equivalents at beginning of period	29,613	1,258	1,163

Cash and cash equivalents at end of period	$12,244	$17,590	$1,258

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
(dollars in thousands)

							Accumulated
			Additional	Class A		Compre-	Other	Total
	Common Stock		Paid-in	Preferred	Accumulated	hensive	Comprehensive	Stockholders’
	Class A	Class C	Capital	Stock	Deficit	Income(Loss)	Income	Equity
Balance at December 31, 2004 (as previously reported)		—	$81,452	$1	$(1,274)		$(128)	$80,051
Effect of restatement (see note 2)	—	—	(1,122)	—	1,274		34	186

Balance at December 31, 2004 (as restated)	—	—	80,330	1	—		(94)	80,237

Dividends to shareholders	—	—	(2,536)	—	—		—	(2,536)
Comprehensive income (loss):
Net loss (as restated) (2)	—	—	—	—	(324)	$(324)	—	(324)

Other comprehensive income (loss), net of tax:
Change in cumulative foreign translation adjustment (1)		—	—	—	—	10	10	10
Change in derivative security value, net of tax (1)		—	—	—	—	141	141	141

Other comprehensive income						151

Comprehensive loss						$(173)

Balance at March 31, 2005 (as restated)	—	—	77,794	1	(324)		57	77,528

Dividends to shareholders	—	—	(2,637)	—			—	(2,637)
Comprehensive income (loss):
Net loss	—	—	—	—	(39)	$(39)	—	(39)

Other comprehensive income (loss), net of tax:
Change in cumulative foreign translation adjustment (1)		—	—	—	—	21	21	21
Change in derivative security value, net of tax (1)		—	—	—	—	(65)	(65)	(65)

Other comprehensive loss						(44)

Comprehensive loss						$(83)

Balance at June 30, 2005	—	—	75,157	1	(363)		13	74,808

Dividends to shareholders	—	—	(2,742)	—			—	(2,742)
Comprehensive income (loss):
Net income	—	—	—	—	219	$219	—	219

Other comprehensive income (loss), net of tax:
Change in cumulative foreign translation adjustment (1)		—	—	—	—	(56)	(56)	(56)
Change in derivative security value, net of tax (1)		—	—	—	—	41	41	41

Other comprehensive loss						(15)

Comprehensive income						$204

Balance at September 30, 2005	$—	$—	$72,415	$1	$(144)		$(2)	$72,270

(1)	The cumulative foreign translation adjustment, change in derivative security value, and unrealized gains and losses on investments, net of taxes, represent the only items of other comprehensive income.

(2)	The net loss as previously reported of $2,209 was reduced by $1,923 for the impact of a change in the estimated annual effective tax rate used for the computation of the interim period tax provision and increased by $38 to properly recognize revenue in accordance with SAB No. 104, “Revenue Recognition”. See Note 2 to Condensed Consolidated Financial Statements.
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
The Company’s Condensed Consolidated Statements of Operations and Cash Flows for the periods presented prior to the March 31, 2004 Merger Transaction are referenced herein as the predecessor financial statements (the “Predecessor” or “Predecessor Financial Statements”). The Company’s Condensed Consolidated Balance Sheets as of December 31, 2004 and September 30, 2005 and its related Condensed Consolidated Statements of Operations, Cash Flows and Changes in Stockholders’ Equity for the nine month period ended September 30, 2005 and three month periods ended September 30, 2005 and 2004 are referenced herein as the successor financial statements (the “Successor” or “Successor Financial Statements”). The accompanying Successor Financial Statements reflect the allocation of the aggregate purchase price of $511,646, including the value of the Company’s Trust Preferred Securities, to the assets and liabilities of Hillman based on fair values at the date of the merger in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141 (“SFAS 141”), “Business Combinations”. The following table reconciles the fair value of the acquired assets and assumed liabilities to the total purchase price (as restated, see Note 2):

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
1. Basis of Presentation (continued):

Accounts receivable	$37,750
Inventory	66,958
Property and equipment	63,230
Goodwill	241,934
Intangible assets	173,162
Other assets	8,924

Total assets acquired	591,958

Less:
Liabilities assumed	42,948
Deferred taxes, net	21,773
Junior subordinated debentures	117,986

Total assumed liabilities	182,707

Total purchase price	$409,251

The purchase price includes transaction related costs aggregating $2,171 which were associated with CHS’s purchase of the Company.
The following table indicates the pro forma financial statements of the Company for the nine months ended September 30, 2004 (including non-recurring charges of $30,707 as discussed in Note 11). The pro forma financial statements give effect to the Merger Transaction as if it had occurred on January 1, 2004.

Nine Months Ended
September 30, 2004
(as restated,
see Note 2)
Net sales	$268,542
Net loss	(25,354)
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
The accompanying unaudited condensed consolidated financial statements present information in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. Management believes the financial statements include all normal recurring accrual adjustments necessary for a fair presentation. Operating results for the nine months ended September 30, 2005 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report filed on Form 10-K/A for the year ended December 31, 2004.

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
2. Restatement of Financial Statements:
Subsequent to the issuance of the Company’s March 31, 2005 unaudited condensed consolidated financial statements, the Company concluded that certain of its accounting practices with respect to revenue recognition, income taxes, capitalized interest cost, stock options, outstanding checks, customer pricing allowances and trust preferred securities were not in accordance with generally accepted accounting principles.
The following table reconciles the net income as originally reported to amounts as restated for applicable periods:

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
2. Restatement of Financial Statements (continued):

	Successor		Predecessor
	Six months	Three months	Three months
	ended	ended	ended
	Sept. 30,	Sept. 30,	March 31,
	2004	2004	2004
Net income (loss) as originally reported	$1,901	$1,690	$(19,316)

Revenue recognition, before tax (1)	86	(282)	(461)

Other matters, before tax:
Outstanding checks (2)	—	—	—
Volume rebates (3)	120	65	51
Trust de-consolidation (4)	—	—	—
Stock option grant (5)	—	—	—
Insurance demutualization (6)	—	—	—

Income tax effects on the above	(84)	90	168

Other adjustments relating to income tax matters	:
Interim tax provisions (7)	(4,062)	(2,735)	—
Tax rate (8)	—	—	(340)
Axxess intangible amortization and transaction fees (9)	—	—	104
1998 Stock Option exercises (10)	—	—	(2,001)
2001 Stock Option exercises (11)	—	—	—
Indefinite lived intangibles (12)	—	—	—
Valuation allowance adjustments (13)	—	—	982
Uncertain tax position adjustments (14)	(259)	—	406
G-C Note (15)	—	—	—
State income and franchise tax (16)	—	—	41
Provision to return adjustments (17)	—	—	—
Other tax corrections (18)	—	—	—

Total adjustments	(4,199)	(2,862)	(1,050)

Net loss as restated	$(2,298)	$(1,172)	$(20,366)

(1)	The Company’s standard freight terms are FOB shipping point and historically revenue was recognized upon shipment. However, the Company arranges for the shipment of product, selects the carrier and maintains responsibility for lost or damaged product. Accordingly, management has determined that the risk of loss is not fully transferred to the customer until shipments are received by the customer which is generally within two days of product shipment. Therefore, the Company concluded that revenue was not recognized in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.”

(2)	At the end of each fiscal period the Company has historically reclassified all checks issued but still outstanding between accounts payable and cash or, for outstanding payroll checks, between accrued salaries and cash. Generally accepted accounting principles allow only the portion of the outstanding checks in excess of available deposits to be classified as a liability. In the accompanying condensed consolidated balance sheet as of December 31, 2004 an adjustment has been made to reclassify the outstanding checks to accounts payable or accrued salaries and wages.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
2. Restatement of Financial Statements (continued):
(3) For the year ended December 31, 2004, the Company’s estimate of the accrued volume rebate for a certain customer was overstated by $228. As a result, net sales were understated and accrued pricing allowances were overstated by $51, $55 and $65 for the three months ended March 31, 2004, June 30, 2004 and September 30, 2004, respectively.
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
(6) A former subsidiary of the Company was a policyholder of The Principal Mutual Holding Company which demutualized in October 2001. The Company was entitled to receive 10,550 shares of The Principal Group common stock in connection with the demutualization. The Company was not notified of the ownership in the common shares until January 2006 and, therefore, had not recorded the investment. Adjustments have been recorded in the three months ended December 31, 2001 to record the original investment of $222 less an income tax provision of $87. Changes in the fair value of the commons stock for the periods subsequent to December 31, 2001 have been recorded, net of the related tax effect, in accumulated other comprehensive income.
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
(8) The Company applied a combined 41% state and federal statutory tax rate to taxable income in determining the income tax provision for all interim and annual periods from 2002 through 2004. The combined state and federal statutory rate applied to taxable income should have been 39.4% for both the three month period ended March 31, 2004 and the six month period ended September 30, 2004.

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
In connection with the insurance demutualization described above, valuation allowances for capital loss carryforwards have been reduced to the extent of the initial recognition of the fair value of the common shares and the subsequent increases in the fair value. As the valuation allowances for capital loss carryforwards were established in purchase accounting the initial recognition of the benefit has been recorded as a reduction of goodwill.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
2. Restatement of Financial Statements (continued):
(14) The Company established reserves for uncertain tax positions in connection with both the September 2001 Allied Capital acquisition and the Merger Transaction. EITF 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination,” requires subsequent changes to reserves for uncertain tax positions established in purchase business combinations to be charged to goodwill. The Company has recorded an adjustment for the three months ended March 31, 2004 and the six months ended September 30, 2004 to properly record changes in estimates for uncertain tax positions to goodwill. Additionally, contingencies for certain non-income tax liabilities including payroll and sales taxes were included in the reserve for uncertain tax positions. Adjustments have been made in the three months ended March 31, 2004 and June 30, 2004 to record the non-income tax contingencies as selling, general, and administrative expense.
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
In connection with the Merger Transaction, the Company incurred $4,035 of transaction fees which were treated as a permanent difference in the computation of the March 31, 2004 tax provision. The transaction fees should have been treated as a timing item, and accordingly, an adjustment has been made to increase deferred tax assets $1,654 as of December 31, 2004. An offsetting valuation allowance was established for the entire amount of the deferred asset for transaction fees as management has concluded it is not more likely than not a deduction for the transaction fees will be utilized.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
2. Restatement of Financial Statements (continued):
As a result of the items noted above, the Company has restated its consolidated balance sheet at December 31, 2004 and its consolidated statements of operations and cash flows for the three months ended March 31, 2004 and the three and six month periods ended September 30, 2004. In connection with the restatement, the changes in earnings for the nine months ended December 31, 2004 caused adjustments to dividends allocable to additional paid-in capital.
The following is a summary of the effects of these changes on the Company’s condensed consolidated balance sheet as of December 31, 2004, as well as the effect on the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2004 and the three and six months ended September 30, 2004.

	Condensed Consolidated Balance Sheet
	As	Adjustments
	Previously	Revenue	Income				As
As of December 31, 2004:	Reported	Recognition	Taxes	Other (1)	Dividends	Other	Restated
Cash and cash equivalents	$33,032	$—	$—	$(3,419)	$—	—	$29,613
Accounts receivable, net	39,903	(2,533)	—	—	—	—	37,370
Inventories, net	64,627	1,208	—	—	—	—	65,835
Deferred tax assets- current	6,520	613	(328)	(93)	—	—	6,712
Goodwill	219,051	974	22,499	(257)	—	—	242,267
Investment in trust common
securities	—	—	—	3,261	—	—	3,261
Investments	—	—	—	432	—	—	432
Accounts payable	24,367	—	—	(3,195)	—	—	21,172
Accrued salaries and wages	4,523	—	—	(224)	—	—	4,299
Accrued pricing allowances	9,909	—	—	(228)	—	—	9,681
Accrued income and other taxes	2,137	—	(617)	—	—	—	1,520
Other accrued expenses	11,724	27	656	—	—	—	12,407
Junior subordinated debentures	114,429	—	—	3,261	—	—	117,690
Deferred tax liabilities-non current	10,730	56	22,264	171	—	—	33,221
Additional paid-in capital	81,452	—	—	—	(1,122)	—	80,330
Accumulated deficit	(1,274)	179	(132)	105	1,122	—	—
Accumulated other comprehensive loss	(128)	—	—	34	—	—	(94)

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
2. Restatement of Financial Statements (continued):

	Condensed Consolidated Statement of Operations
	As	Adjustments
For the three months	Previously	Revenue	Income		As
ended September 30, 2004:	Reported	Recognition	Taxes	Other (1)	Restated
Net sales	$97,463	$(496)	$—	$65	$97,032
Cost of sales	43,958	(214)	—	—	43,744
Gross profit	53,505	(282)	—	65	53,288
Income from operations	13,527	(282)	—	65	13,310
Interest expense on junior subordinated debentures	3,058	—	—	94	3,152
Investment income on trust common securities	—	—	—	(94)	(94)
Income before income taxes	4,179	(282)	—	65	3,962
Income tax provision	2,489	(116)	2,735	26	5,134
Net income (loss)	1,690	(166)	(2,735)	39	(1,172)

	Condensed Consolidated Statement of Operations
	As	Adjustments
For the six months	Previously	Revenue	Income		As
ended September 30, 2004:	Reported	Recognition	Taxes	Other (1)	Restated
Net sales	$190,099	$133	$—	$120	$190,352
Cost of sales	85,564	47	—	—	85,611
Gross profit	104,535	86	—	120	104,741
Selling, general and administrative expenses	66,523	—	100	—	66,623
Income from operations	24,897	86	(100)	120	25,003
Interest expense on junior subordinated debentures	6,116	—	—	189	6,305
Investment income on trust common securities	—	—	—	(189)	(189)
Income before income taxes	6,143	86	(100)	120	6,249
Income tax provision	4,242	35	4,221	49	8,547
Net income (loss)	1,901	51	(4,321)	71	(2,298)

	Condensed Consolidated Statement of Operations
		Adjustments
For the three months	As Previously	Revenue	Income
ended March 31, 2004:	Reported	Recognition	Taxes	Other (1)	As Restated
Net sales	$78,997	$(858)	$—	$51	$78,190
Cost of sales	35,780	(397)	—	—	35,383
Gross profit	43,217	(461)	—	51	42,807
Selling, general and administrative	30,999	—	(3)	—	30,996
Loss from operations	(23,273)	(461)	3	51	(23,680)
Interest expense on junior subordinated debentures	3,058	—	—	94	3,152
Investment income on trust common securities	—	—	—	(94)	(94)
Loss before income taxes	(30,172)	(461)	3	51	(30,579)
Income tax benefit	(10,856)	(189)	811	21	(10,213)
Net loss	(19,316)	(272)	(808)	30	(20,366)

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
2. Restatement of Financial Statements (continued):
(1)	Other adjustments include the cash overdraft, gross up of the junior subordinated debentures, and volume rebates. See discussion above for details.

	Condensed Consolidated Statement of Cash Flows
For the six months ended	As Previously	As
September 30, 2004:	Reported	Restated
Net cash (used for) provided by operating activities	$(13,147)	$9,572
Net cash used for investing activities	(5,463)	(5,463)
Net cash provided by financing activities	35,479	12,223

Net increase in cash and equivalents	16,869	16,332
Cash and cash equivalents at beginning of period	2,915	1,258

Cash and cash equivalents at end of period	$19,784	$17,590

	Condensed Consolidated Statement of Cash Flows
For the three months ended	As Previously	As
March 31, 2004:	Reported	Restated
Net cash (used for) provided by operating activities	$(699)	$38
Net cash used for investing activities	(2,609)	(2,609)
Net cash provided by financing activities	4,695	2,666

Net increase in cash and equivalents	1,387	95
Cash and cash equivalents at beginning of period	1,528	1,163

Cash and cash equivalents at end of period	$2,915	$1,258

3. Summary of Significant Accounting Policies:
Shipping and Handling:
The costs incurred to ship product to customers, including freight and handling expenses are included in selling, general and administrative (“SG&A”) expenses on the Company’s statements of operations. For the nine months ended September 30, 2005, for the six months ended September 30, 2004, and for the three months ended September 30, 2005 and 2004, shipping and handling costs included in SG&A were $13,922, $8,587, $4,859, and $4,330 for the Successor Company, respectively. The Predecessor Company’s shipping and handling costs were $3,629 for the quarter ended March 31, 2004.
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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
4. Goodwill and Other Intangible Assets:
The Company follows Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 provides for the non-amortization of goodwill. Goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. Goodwill recorded in connection with the Merger Transaction was adjusted by $333 in the nine months ended September 30, 2005 for purchase accounting adjustments and totaled $241,934 (as restated). Other intangible assets are amortized over their useful lives and are subject to impairment testing.
The values assigned to intangible assets in connection with the March 31, 2004 Merger Transaction were determined by an independent appraisal. Intangible assets as of September 30, 2005 and December 31, 2004 consist of the following:

	Estimated
	Useful Life	September 30,	December 31,
	(Years)	2005	2004
Customer Relationships	23	$114,790	$114,897
Trademarks	Indefinite	44,670	44,670
Patents	9	7,960	7,960
Non Compete Agreements	4	5,742	5,742

Intangible assets, gross		173,162	173,269
Less: Accumulated amortization		10,848	5,427

Other Intangibles, net		$162,314	$167,842

The Company’s amortization expense for amortizable assets for the nine months ended September 30, 2005 was $5,421. The Company’s amortization expense for amortizable assets for the year ended December 31, 2005 is estimated to be $7,228 and for the years ending December 31, 2006, 2007, 2008, 2009, and 2010 are estimated to be $7,232, $6,758, $6,521, $6,359, and $5,875, respectively.
5. Contingencies:
Under the Company’s insurance programs, commercial umbrella coverage is obtained for catastrophic exposure and aggregate losses in excess of normal claims. Beginning in 1991, the Company has retained risk on certain expected losses from both asserted and unasserted claims related to worker’s compensation, general liability and automobile as well as the health benefits of certain employees. Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claim data and certain actuarial assumptions. As of September 30, 2005, the Company has provided insurers letters of credit aggregating $4,943 related to certain insurance programs.
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
(dollars in thousands)
6. Related Party Transactions (continued):
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
On March 31, 2004, the Company was acquired by an affiliate of Code Hennessy & Simmons LLC. In connection with the CHS acquisition, the Company is obligated to pay management fees to a subsidiary of CHS in the amount of $58 per month and to pay transaction fees to a subsidiary of OTPP in the amount of $26 per month, plus out of pocket expenses, for each month commencing with the closing date of the Merger Transaction. The Company has recorded management and transaction fee charges and expenses from CHS and OTPP of $788 for the nine month period ended September 30, 2005 and $255 and $291 for the three month periods ended September 30, 2005 and 2004, respectively.
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
7. Income Taxes:
The effective income tax rate was 103.2% for the first nine months of 2005, 136.8% for the six month Successor period ended September 30, 2004 and 33.4% for the three month Predecessor period ended March 31, 2004. In addition to the effect of state taxes, the effective income tax rate differed from the federal statutory rate due to the effect of nondeductible interest on mandatorily redeemable preferred stock and stock compensation expenses that were incurred in the Successor periods.
The effective income tax rate was 92.4% for the three month period ended September 30, 2005 and 129.6% for the three month period ended September 30, 2004. The effective rate differed from the federal statutory rate for the reasons stated above.
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
The repurchase feature of the Class B Common Stock triggers variable accounting treatment under FASB Interpretation No. 44, Accounting For Certain Transactions involving Stock Compensation – an interpretation of APB Opinion No. 25 (“FIN 44”). For the nine and three month periods ended September 30, 2005 compensation expense of $426 and $194 were recorded in the accompanying condensed consolidated statements of operations.
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
The Hillman Investment Company Class A Preferred Stock is mandatorily redeemable on March 31, 2028 and in accordance with Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”) has been classified as debt in the accompanying condensed consolidated balance sheets. Dividends on the mandatorily redeemable Class A Preferred Stock are included in interest expense on the accompanying condensed consolidated statements of operations.
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
SFAS 150 requires the initial and subsequent valuations of the Purchased Options be measured at fair value with the change in fair value recognized as interest expense. For the nine months ended September 30, 2005, six months ended September 30, 2004, and the three month periods ended September 30, 2005 and 2004, interest expense of $625, $380, $216, and $194, respectively, was recorded in the accompanying statement of operations to recognize the increase in fair market value of the Purchased Options.
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
Upon resignation from the Company after the third anniversary of grant, termination by the Company without Cause, death or disability, or retirement at age 61 the holder of the Preferred Options has a put right on the vested securities at a price equal to fair market value less any option exercise price payable. FIN 44 requires variable accounting treatment for stock awards with employee repurchase rights. Under APB Opinion 25, compensation expense is recognized to the extent the market value of the underlying security on the measurement date exceeds the cost to the employee. The market value on the Preferred Options increases by the amount of dividends accrued on the underlying Preferred Stock. Compensation expense will be recognized over the five-year vesting period in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans – an interpretation of APB Opinions No. 15 and 25 (“FIN 28”). Accordingly, the Company has recorded a compensation charge of $858 and $357 in the accompanying condensed consolidated statements of operations for the nine and three month periods ended September 30, 2005.

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
The Company has determined that the Trust is a variable interest entity and the Company is not the primary beneficiary of the Trust pursuant to the provisions of FIN 46R. Accordingly, pursuant to the requirements of FIN 46R, the Company has de-consolidated the Trust at March 31, 2004. Summarized below is the condensed financial information of the Trust as of September 30, 2005.

Non-current assets — junior subordinated debentures — preferred	$114,133
Non-current assets — junior subordinated debentures — common	3,261

Total assets	$117,394

Non-current liabilities — Trust Preferred Securities	$114,133
Stockholder’s equity — Trust Common Securities	3,261

Total liabilities and stockholder’s equity	$117,394

The non-current assets for the Trust relate to its investment in the 11.6% junior subordinated deferrable interest debentures of Hillman due September 30, 2027.
On March 31, 2004, the Junior Subordinated Debentures were recorded at the fair value of $117,986 based on the price underlying the Trust Preferred Securities of $27.20 per share upon close of trading on the American Stock Exchange on that date plus the liquidation value of the trust common securities. The Company is amortizing the premium on the Junior Subordinated Debentures of $9,279 over their remaining life in the amount of $99 per quarter. At September 30, 2005, the recorded value of the Junior Subordinated Debentures, net of premium amortization, was $117,394. The fair value of the Junior Subordinated Debentures on September 30, 2005 was $125,575 based on the $29.00 per share closing price of the underlying Trust Preferred Securities as quoted on the American Stock Exchange plus the liquidation value of the trust common securities.
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
12. Derivatives and Hedging:
The Company uses derivative financial instruments to manage its exposures to interest rate fluctuations on its floating rate senior debt. The derivative instruments are accounted for pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. As amended, SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change, unless the derivative qualifies as an effective hedge that offsets certain exposures.

HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
12. Derivatives and Hedging (continued):
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
The Swap has been designated as a cash flow hedge and the fair value at September 30, 2005 was $99, net of $65 in tax expense. The Swap is reported on the condensed consolidated balance sheet in other current assets. The related deferred gain on the Swap agreements of $99 has been deferred in shareholders’ equity as a component of other comprehensive income. This deferred gain is then recognized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recorded in interest expense.
13. Recent Accounting Pronouncements:
In May 2005, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections,” SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 requires that retrospective application of a change in accounting principle be limited to the direct effects of the change, and that indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and error corrections made in fiscal years beginning after the date the statement was issued. The Company is required to adopt the provisions of SFAS 154 beginning January 1, 2006.
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
Restatement of Financial Statements
As discussed more fully in Note 2, Restatement of Financial Statements, of notes to condensed consolidated financial statements, the Company has restated the previously issued condensed consolidated financial statements for the three months ended March 31, 2004, the three and six months ended September 30, 2004, and as of December 31, 2004.
Management’s discussion and analysis should be read in conjunction with the restated condensed consolidated financial statements and notes thereon in Part 1, Item 1 of this Form 10-Q.
General
The Hillman Companies, Inc. (“Hillman” or the “Company”) is one of the largest providers of hardware-related products and related merchandising services to retail markets in North America.
The Company’s principal business is operated through its wholly-owned subsidiary, The Hillman Group, Inc. (the “Hillman Group”) which sells its product lines and provides its services to hardware stores, home centers, mass merchants, pet supply stores, and other retail outlets principally in the United States, Canada, Mexico and South America. Product lines include thousands of small parts such as fasteners and related hardware items; keys, key duplication systems and accessories; and identification items, such as, tags and letters, numbers, and signs (“LNS”). The Company supports its product sales with value added services including design and installation of merchandising systems and maintenance of appropriate in-store inventory levels.
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

Results of Operations
Sales and Profitability for each of the Three Month Periods Ended September 30,

	(dollars in thousands)
	2005		2004
		% of		% of
	Amount	Total	Amount	Total
			(As restated)
Net sales	$102,593	100.0%	$97,032	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	48,118	46.9%	43,744	45.1%

Gross profit	54,475	53.1%	53,288	54.9%

Operating expenses:
Selling	17,774	17.3%	17,575	18.1%
Warehouse & delivery	12,208	11.9%	11,549	11.9%
General & Administrative	4,748	4.6%	4,712	4.9%
Stock compensation expense	552	0.5%	—	0.0%

Total SG&A	35,282	34.4%	33,836	34.9%
Depreciation	3,912	3.8%	3,706	3.8%
Amortization	1,808	1.8%	2,676	2.8%
Management and transaction fees	255	0.2%	291	0.3%

Total operating expenses	41,257	40.2%	40,509	41.7%

Other income	222	0.2%	531	0.5%

Income from operations	13,440	13.1%	13,310	13.7%

Interest expense, net	5,457	5.3%	4,464	4.6%
Interest expense on mandatorily redeemable preferred stock & management purchased options	2,035	2.0%	1,826	1.9%
Interest expense on junior subordinated notes	3,153	3.1%	3,152	3.2%
Investment income on trust common securities	(95)	-0.1%	(94)	-0.1%

Income before income taxes	2,890	2.8%	3,962	4.1%

Three Months Ended September 30, 2005 and 2004
Net sales increased $5.6 million, or 5.8%, in the third quarter of 2005 to $102.6 million from $97.0 million in the third quarter of 2004. Sales to national accounts represented $3.2 million of the $5.6 million total sales increase in the third quarter primarily as a result of increased sales of keys, LNS, and special fastener promotions to Home Depot. Sales to franchise and independent (“F&I”) accounts increased $1.0 million from the comparable period in 2004. The increased F&I sales were the result of improved economic activity at the retail level, increased same store sales and an increase in the sales of new products such as chrome plated fasteners. The F&I accounts are typically individual hardware dealers who are members of larger cooperatives, such as True Value, Ace, and Do-It-Best. Sales to regional accounts increased $0.8 million from the comparable period of 2004 primarily from the increased sales of fastener products together with the addition of new customers. Other sales, including commercial industrial accounts, engraving products and Canadian accounts, were up $0.7 million to $16.8 million in the third quarter of 2005 from $16.1 million in the same period of 2004.
The Company’s gross profit was 53.1% in the third quarter of 2005 compared to 54.9% in the third quarter of 2004. The gross profit rate decrease was due to a change in customer mix resulting from increased sales to the lower gross profit customers in national and regional accounts. In addition, the third quarter of 2005 included over $2 million of sales of fastener promotional products at lower a gross profit much lower than the average.
The Company’s consolidated selling, general and administrative expenses (“S,G&A”) increased $1.5 million or 4.3% from $33.8 million in the third quarter of 2004 to $35.3 million in the third quarter of 2005. Selling expenses increased $0.2 million or 1.1% primarily as a result of an increase in service and display costs at new national account stores. The display cost increase was due to higher steel prices together with more units placed in new stores. Warehouse and delivery expenses increased $0.7 million or 6.1% primarily as a result of increased freight, labor, and shipping supplies on the increased sales volume. General and administrative expenses of $4.8 million in the third quarter were unchanged from the prior year. In the third quarter of 2005, the Company recorded a stock compensation charge of $0.6 million as a result of an increase in the fair market value of stock underlying the options issued primarily in connection with the Merger Transaction. Stock compensation expense in the third quarter of 2004 was not material.
Depreciation expense of $3.9 million in the third quarter of 2005 was $0.2 million higher than the depreciation expense in the third quarter of 2004 as a result of capital expenditures which raised the depreciable fixed asset base.
Amortization expense of $1.8 million in the third quarter of 2005 decreased from $2.7 million in the same quarter of 2004. The amortization recorded in 2004 was based on the preliminary valuation of intangibles resulting from the Merger Transaction which was subsequently adjusted in the fourth quarter of that year. The final tangible valuation provided higher intangible values with longer lives which resulted in the overall lower amortization expense in the third quarter of 2005 compared to the third quarter of 2004.
The Company has recorded management and transaction fees of $0.3 million for the third quarter of 2005 and for the third quarter of 2004. The Company is obligated to pay management fees to a subsidiary of CHS for management services rendered in the amount of fifty-eight thousand dollars per month, plus out-of-pocket expenses, and to pay transaction fees to a subsidiary of Ontario Teacher’s Pension Plan for transaction services rendered in the amount of twenty-six thousand dollars per month, plus out of pocket expenses, for each month commencing with the closing date of the Merger Transaction.
Income from operations for the three months ended September 30, 2005 was $13.4 million, an increase of $0.1 million from the same period of the prior year.

The Company’s consolidated operating profit margin from operations (income from operations as a percentage of net sales) of 13.1% was or .6% lower then the third quarter of 2004. The operating profit margin benefited from the reduction of S,G&A expenses and amortization as a percentage of sales, but this benefit was offset by the reduction in gross profit rate and the increase in stock compensation expense.
Interest expense, net, increased $1.0 million to $5.5 million in the third quarter of 2005 from $4.5 million in 2004. The increase in interest expense was the result of an increased LIBOR borrowing rate on the Term B Loan.
Interest expense on the mandatorily redeemable preferred stock and management purchased options was $2.0 million in the third quarter of 2005, an increase of $0.2 million from $1.8 million in the third quarter of 2004.
The Company pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.2 million per annum in the aggregate. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. For the quarters ended September 30, 2005 and 2004, the Company paid $3.1 million in interest on the Junior Subordinated Debentures, which is equivalent to the amounts distributed by the Trust on the Trust Preferred Securities.
The Company also pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Common Securities at the rate of 11.6% per annum on their face amount of $3.3 million, or $0.4 million per annum in the aggregate. The Trust distributes an equivalent amount to the Company as a distribution on the underlying Trust Common Securities. For the quarters ended September 30, 2005 and 2004, the Company paid $0.1 million interest on the Junior Subordinated Debentures, which is equivalent to the amounts received by the Company as investment income.
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
The Company recorded a tax provision for income taxes of $2.7 million on pre-tax income of $2.9 million in the third quarter of 2005 compared to a tax provision of $5.1 million on pre-tax income of $4.0 million in the third quarter of 2004. The high effective tax rate is primarily a result of the interest expense on mandatorily redeemable preferred stock which is not deductible for tax purposes. For additional information, see Note 7, Income Taxes, of Notes to condensed consolidated financial statements.

Sales and Profitability for each of the Nine Month Periods Ended September 30,

	(dollars in thousands)
	2005		2004 (b)
		% of		% of
	Amount	Total	Amount	Total
			(As restated)
Net sales	$293,127	100.0%	$268,542	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	133,797	45.6%	120,994	45.1%

Gross profit	159,330	54.4%	147,548	54.9%

Operating expenses:
Selling	54,247	18.5%	50,349	18.7%
Warehouse & delivery	35,804	12.2%	33,140	12.3%
General & Administrative	15,066	5.1%	14,130	5.3%
Stock compensation expense	1,284	0.4%	—	0.0%

Total SG&A	106,401	36.3%	97,619	36.4%
Non-recurring expense (a)	—	0.0%	30,707	11.4%
Depreciation	11,799	4.0%	11,409	4.2%
Amortization	5,420	1.8%	5,676	2.1%
Management and transaction fees	788	0.3%	1,071	0.4%

Total operating expenses	124,408	42.4%	146,482	54.5%

Other income	35	0.0%	257	0.1%

Income from operations	34,957	11.9%	1,323	0.5%

Interest expense, net	15,361	5.2%	12,896	4.8%
Interest expense on mandatorily redeemable preferred stock & management purchased options	5,880	2.0%	3,583	1.3%
Interest expense on junior subordinated notes	9,458	3.2%	9,457	3.5%
Investment income on trust common securities	(284)	-0.1%	(283)	-0.1%

Income (loss) before income taxes	4,542	1.5%	(24,330)	-9.1%

(a)	Represents one-time charges for stock options, management bonuses, investment banking, and legal fees incurred in connection with the March 31, 2004 Merger Transaction.

(b)	For the purpose of comparing the Company’s results of operations for the nine months ended September 30, 2005, the results of the Predecessor Operations for the three months ended March 31, 2004 have been combined with the results of the Successor Operations for the six months ended September 30, 2004.

Nine Months Ended September 30, 2005 and 2004
Net sales increased $24.6 million, or 9.2%, in the first nine months of 2005 to $293.1 million from $268.5 million in 2004. Sales to national accounts represented $11.0 million of the $24.6 million total sales increase in the first nine months primarily as a result of increased fastener sales to Lowe’s, Home Depot and Tractor Supply. Sales to franchise and independent (“F&I”) accounts increased $7.4 million from the comparable period in 2004. The increased F&I sales were the result of improved economic activity at the retail level and increased same store sales and an increase in the sales of new products such as chrome plated fasteners. The F&I accounts are typically individual hardware dealers who are members of larger cooperatives, such as True Value, Ace, and Do-It-Best. Other sales, including regional accounts, engraving products and Canadian accounts, were up $6.2 million to $64.6 million in the first nine months of 2005 from $58.4 million in the same period of 2004.
The Company’s gross profit was 54.4% in the first nine months of 2005 compared to 54.9% in the first nine months of 2004. The decline in gross profit is the result of sales to the commercial customers at lower gross margin rate and over $2 million of sales of fastener promotional products at lower a gross profit much lower than the average.
The Company’s consolidated selling, general and administrative expenses (“S,G&A”) increased $8.8 million or 9.0% from $97.6 million in the first nine months of 2004 to $106.4 million in the first nine months of 2005. Selling expenses increased $3.9 million or 7.8% primarily as a result of an increase in service and display cost at new national account stores and an increase in the use of pricing labels to update merchant displays to reflect the recent fastener price increase. Warehouse and delivery expenses increased $2.7 million or 8.2% primarily as a result of increased freight, labor, and shipping supplies on the increased sales volume. General and administrative expenses increased by $0.9 million in the first nine months of 2005 compared to the first nine months of 2004. This increase was primarily the result of higher insurance and professional fees in the 2005 period compared to the same period of 2004. In the first nine months of 2005, the Company recorded a stock compensation charge of $1.3 million as a result of an increase in the fair market value of stock underlying the options issued primarily in connection with the Merger Transaction. No stock compensation charge was required in the first nine months of 2004.
Depreciation expense increased $0.4 million to $11.8 million in the first nine months of 2005 from $11.4 million in the same period of 2004 primarily as a result of an increase in the depreciable fixed asset base related to the placement of additional automated key duplication machines.
Amortization expense of $5.4 million in the nine months of 2005 decreased from $5.7 million in the same period of 2004 as a result of the increase in amortizable intangible assets related to the Merger Transaction.
The Company has recorded management and transaction fees of $0.8 million for the first nine months of 2005 and $1.1 million for the first nine months of 2004. The Company is obligated to pay management fees to a subsidiary of CHS for management services rendered in the amount of fifty-eight thousand dollars per month, plus out-of-pocket expenses, and to pay transaction fees to a subsidiary of Ontario Teacher’s Pension Plan for transaction services rendered in the amount of twenty-six thousand dollars per month, plus out of pocket expenses, for each month commencing with the closing date of the Merger Transaction. The Company was obligated to pay management fees to a subsidiary of Allied Capital for management services rendered in the amount of $1.8 million, plus out-of-pocket expenses, for calendar years subsequent to 2001. The payment of management fees was due annually after delivery of the Company’s annual audited financial statements to the Board of Directors of the Company. The obligation to pay management fees to Allied Capital was terminated upon the payment of outstanding fees in the amount of $2.3 million on March 31, 2004 in connection with the close of the Merger Transaction.

Income from operations for the nine months ended September 30, 2005 was $35.0 million, an increase of $2.9 million from the first nine months of the prior year after excluding $30.7 million in non-recurring costs recorded in connection with the Merger Transaction.
The Company’s consolidated operating profit margin from operations (income from operations as a percentage of net sales) increased to 11.9% in the first nine months of 2005 from 11.9% in the same period of 2004 after excluding non-recurring costs recorded in connection with the Merger Transaction. The operating profit margin benefited from the reduction of depreciation, amortization and management fees as a percentage of sales, but this benefit was partially offset by the decrease in gross profit and increase in stock compensation expense as a percentage of sales.
Interest expense, net, increased $2.5 million to $15.4 million in the first nine months of 2005 from $12.9 million in 2004. The increase in interest expense was the result of increased Company debt and amortization of additional deferred financing costs related to the Merger Transaction together with the rise in LIBOR borrowing rates on the Term B Loan.
Interest expense on the mandatorily redeemable preferred stock and management purchased options increased $2.3 million to $5.9 million in the first nine months of 2005 from $3.6 million in the first nine months of 2004. No such interest expense was recorded in the first quarter of 2004 because the expense is related to the stock and options issued in connection with the Merger Transaction completed on March 31, 2004.
The Company pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.2 million per annum in the aggregate. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. For the nine month periods ended September 30, 2005 and 2004, the Company paid $9.2 million interest on the Junior Subordinated Debentures, which is equivalent to the amounts distributed by the Trust on the Trust Preferred Securities.
The Company also pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Common Securities at the rate of 11.6% per annum on their face amount of $3.3 million, or $0.4 million per annum in the aggregate. The Trust distributes an equivalent amount to the Company as a distribution on the underlying Trust Common Securities. For the nine month periods ended September 30, 2005 and 2004, the Company paid $0.3 million interest on the Junior Subordinated Debentures, which is equivalent to the amounts received by the Company as investment income.
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
The Company recorded a tax provision for income taxes of $4.7 million on pre-tax income of $4.5 million in the nine month period ended September 30, 2005. The high effective tax rate is primarily a result of the interest expense on mandatorily redeemable preferred stock which is not deductible for tax purposes. For additional information, see Note 7, Income Taxes, of Notes to Condensed Consolidated Financial Statements.
Cash Flows
The statements of cash flows reflect the changes in cash and cash equivalents for the nine months ended September 30, 2005, the six months ended September 30, 2004 and the three months ended March 31, 2004 by classifying transactions into three major categories: operating, investing and financing activities.
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
Cash used by operating activities was $4.1 million in the first nine months of 2005 compared to cash provided of $9.6 million in the first nine months of 2004. Operating cash outflows have historically been greatest in the first and second fiscal quarters as selling volume and inventory levels generally increase as the Company approaches the stronger spring and summer selling seasons. The cash collections have historically improved in the third quarter following the spring and summer selling seasons. The seasonal working capital impact was greater in the first nine months of 2005 than the same period of 2004 as net operating assets including inventory, accounts receivable, other assets, accounts payable and other accrued liabilities increased $31.6 million compared to only $5.4 million in 2004.
Investing Activities
The principal recurring investing activities are property additions primarily for key duplicating machines. Net property additions for the first nine months of 2005 were $11.5 million compared to $8.1 million in the comparable prior year period. The increase in capital expenditures in the first nine months of 2005 compared to the prior year period results from a $1.5 million increase in leasehold improvements primarily related to the expansion of the Cincinnati office location and the relocation and build out of the Tempe office location. Plant equipment purchases in the first nine months of 2005 were $1.3 million primarily for the automated warehouse systems in Bakersfield and Dallas which amounted to an increase of $0.9 million over the prior year period. The amount of expenditures for key duplicating machines was $6.9 million in the first nine months of 2005 and represents an increase of $0.2 million compared to 2004.
Financing Activities
Net cash used by financing activities for the nine months ended September 30, 2005 was $1.7 million compared to net cash provided of $14.9 million for the comparable period in 2004. Prior year includes $11.9 million in cash provided by financing activities related to the Merger Transaction. The 2005 reduction in cash provided by financing activities is primarily a function of an increase in principal repayments on the senior term loans. The Company’s cash balances, rather than revolver borrowings, were used to fund the seasonal increase in working capital requirements for the first nine months of 2005 compared to the same period of 2004.
Liquidity and Capital Resources
The Company’s working capital position (defined as current assets less current liabilities) of $105.6 million at September 30, 2005 represents an increase of $17.9 million from the December 31, 2004 level of $87.7 million. The primary factor for this working capital increase was the decrease in accounts payable combined with the seasonal increase in inventories and accounts receivable of $31.1 million which was partially offset by the reduction in cash of $17.4 million. The Company’s current ratio (defined as current assets divided by current liabilities) increased to 3.00x at September 30, 2005 from 2.60x at December 31, 2004.

The Company’s contractual obligations in thousands of dollars as of September 30, 2005 are summarized below:

		Payments Due
		Less Than 1			More Than 5
Contractual Obligations	Total	Year	1 to 3 Years	3 to 5 Years	Years
Junior Subordinated Debentures (1)	$117,394	$—	$—	$—	$117,394
Long Term Senior Term Loans	214,238	2,175	4,350	105,488	102,225
Long Term Unsecured Subordinated Notes	48,911	—	—	—	48,911
Interest Payments (2)	113,467	21,787	43,763	40,700	7,217
Operating Leases	49,830	6,583	9,819	7,871	25,557
Mandatorily Redeemable Preferred Stock	67,737				67,737
Management Purchased Options	3,953				3,953
Deferred Compensation Obligations	4,684	138	276	276	3,994
Capital Lease Obligations	110	44	66	—	—
Other Long Term Obligations	5,140	1,781	800	165	2,394

Total Contractual Cash Obligations	$625,464	$32,508	$59,074	$154,500	$379,382

(1)	The junior subordinated debentures liquidation value is approximately $108,707.

(2)	Interest payments for Long Term Senior Term Loans and Long Term Unsecured Subordinated Notes. Interest payments on the variable rate Long Term Senior Loans were calculated using actual interest rates through December 31, 2005 and a LIBOR rate plus applicable margin of 7.6875% thereafter.
All of the obligations noted above are reflected on the Company’s condensed consolidated balance sheet as of September 30, 2005 except for the operating leases.
As of September 30, 2005, the Company had $35.1 million available under its credit facilities. The Company had approximately $214.3 million of outstanding debt under its collateralized credit facilities at September 30, 2005, consisting of $214.2 million in a term loan and $0.1 million in capitalized lease obligations. The term loan consisted of a $214.2 million Term B Loan (the “Term Loan B”) currently at a six (6) month LIBOR rate of 6.6875%. The capitalized lease obligations were at various interest rates.
As of September 30, 2005, the Company had purchase commitments which totaled $0.2 million for marine cargo contracts. The Company had no material purchase commitments for capital expenditures.
Interest on the Subordinated Debt Issuance of $47.5 million which matures September 30, 2011 is at a fixed rate of 13.5% per annum, with cash interest payments being required on a quarterly basis at a fixed rate of 11.25% commencing April 15, 2004. The outstanding principal balance of the Subordinated Debt Issuance shall be increased on a quarterly basis at the remaining 2.25% fixed rate (the “PIK Amount”). All of the PIK Amounts are due on the maturity date of the Subordinated Debt Issuance. As of September 30, 2005, the outstanding Subordinated Debt Issuance including the PIK Amounts was $48.9 million.
The Senior Credit Agreement, among other provisions, contains financial covenants requiring the maintenance of specific leverage and interest coverage ratios and levels of financial position, restricts the incurrence of additional debt and the sale of assets, and permits acquisitions with the consent of the lenders. The Company was in full compliance with all provisions of the Senior Credit Agreement as of September 30, 2005.
Critical Accounting Policies and Estimates
Significant accounting policies and estimates are summarized in the footnotes to the annual condensed consolidated financial statements. Some accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate. Management believes these estimates and assumptions are reasonable based on the facts and circumstances as of September 30, 2005, however actual results may differ from these estimates under different assumptions and circumstances.
We identified our critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations found in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004. We believe there have been no changes in these critical accounting policies. We have summarized our critical accounting policies either in the notes to the condensed consolidated financial statements or below:
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
Accounts Receivable and Allowance for Doubtful Accounts:
The Company establishes the allowance for doubtful accounts using the specific identi-fication method and provides a reserve in the aggregate. The estimates for calculating the aggregate reserve are based on historical information. The allowance for doubtful accounts was $371 as of September 30, 2005 and $526 as of December 31, 2004.
Inventory Realization:
Inventories consisting predominantly of finished goods are valued at the lower of cost or market, cost being determined principally on the weighted average cost method. Excess and obsolete inventories are carried at net realizable value. The historical usage rate is the primary factor used by the Company in assessing the net realizable value of excess and obsolete inventory. A reduction in the carrying value of an inventory item from cost to market is recorded for inventory with no usage in the preceding twenty-four month period or with on hand quantities in excess of twenty-four months average usage. The inventory reserve amounts were $4,646 as of September 30, 2005 and $3,558 as of December 31, 2004.
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

Inflation
The Company is sensitive to inflation present in the economies of the United States and our foreign suppliers located primarily in Taiwan and China. Inflation in recent years prior to 2004 produced only a modest impact on the Company’s operations. However, the recent growth in China’s economic activity has increased overall demand for materials used in the manufacture of our products. This increased demand produced cost increases for certain of our fastener products which exceeded the prevailing rate of inflation in the latter part of 2003 and throughout most of 2004. The fastener prices from our foreign suppliers have stabilized in the first nine months of 2005. Continued inflation and resulting cost increases over a period of years would result in significant increases in inventory costs and operating expenses. However, such higher cost of sales and operating expenses can generally be offset by increases in selling prices, although the ability of the Company’s operating divisions to raise prices is dependent on competitive market conditions.
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

Item 3.
Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to the impact of interest rate changes as borrowings under the Senior Credit Facility bear interest at variable interest rates. It is the Company’s policy to enter into interest rate transactions only to the extent considered necessary to meet objectives. On April 28, 2004, the Company entered into an Interest Rate Swap Agreement (“Swap”) with a two-year term for a notional amount of $50 million. The Swap fixes the interest rate on $50 million of the Senior Term Loan at a rate of 1.17% plus the applicable interest rate margin for the first three months of the Swap with incremental increases ranging from 28 to 47 basis points in each successive quarter. Based on Hillman’s exposure to variable rate borrowings at September 30, 2005, a one percent (1%) change in the weighted average interest rate for a period of one year would change the annual interest expense by approximately $1.7 million.
The Company is exposed to foreign exchange rate changes of the Canadian currency as it impacts the $1.1 million net asset value of its Canadian subsidiary, The Hillman Group Canada, Ltd., and the $1.6 million net asset value of its Mexican subsidiary as of September 30, 2005. Management considers the Company’s exposure to foreign currency translation gains or losses to be minimal.
Item 4.
Controls and Procedures
Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, which included the matters discussed below, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were not effective, as of the end of the period covered by this Report (September 30, 2005), in ensuring that material information relating to The Hillman Companies, Inc. required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the material weaknesses described below, the Company’s management has concluded that the condensed consolidated financial statements included in this quarterly report fairly state, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles (“GAAP”).
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Although we have not yet been required to assess and report on the effectiveness of our internal control over financial reporting, the Company concluded that the material weaknesses described below existed as of September 30, 2005.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. – Legal Proceedings.
From time to time, we become involved in ordinary, routine or regulatory legal proceedings incidental to the business. As of May 11, 2006, we were not a party to any material legal proceeding.
Item 1A. – Risk Factors.
Not Applicable
Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds.
Not Applicable
Item 3. – Defaults Upon Senior Securities.
Not Applicable
Item 4. – Submission of Matters to a Vote of Security Holders.
Not Applicable
Item 5. – Other Information.
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

Item 6. – Exhibits.

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
DATE: May 11, 2006