Form 10-Q
period 2006-03-31
HILLMAN COMPANIES INC
filed 2006-05-15
CIK 1029831

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
Commission file number 1-13293
The Hillman Companies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	23-2874736

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10590 Hamilton Avenue Cincinnati, Ohio	45231

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (513) 851-4900
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered

11.6% Junior Subordinated Debentures Preferred Securities Guaranty	None None
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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
On May 15, 2006 there were 6,212.9 Class A Common Shares issued and outstanding, 1,000.0 Class B Common Shares issued and outstanding, 2,787.1 Class C Common Shares issued and outstanding, 82,104.8 Class A Preferred Shares issued and outstanding by the Registrant and 57,282.4 Class A Preferred Shares issued and outstanding by the Hillman Investment Company and 4,217,724 Trust Preferred Securities issued and outstanding by the Hillman Group Capital Trust. The Trust Preferred Securities trade on the American Stock Exchange under symbol HLM.Pr.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
INDEX

		PAGE(S)
PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets	3-4

	Condensed Consolidated Statements of Operations	5

	Condensed Consolidated Statements of Cash Flows	6

	Condensed Consolidated Statements of Changes in Stockholders’ Equity	7

	Notes to Condensed Consolidated Financial Statements	8-18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-28

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29

Item 4.	Controls and Procedures	29-31

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Defaults upon Senior Securities	32

Item 4.	Submission of Matters to a Vote of Security Holders	32

Item 5.	Other Information	32

Item 6.	Exhibits	32

SIGNATURES		33

Item 1.                                                  THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(dollars in thousands)

	March 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$1,236	$26,491
Restricted investments	167	167
Accounts receivable, net	55,755	41,483
Inventories, net	78,365	77,178
Deferred income taxes, net	5,475	5,659
Other current assets	2,942	2,848

Total current assets	143,940	153,826
Property and equipment, net	59,688	60,717
Goodwill	261,309	241,461
Other intangibles, net	173,055	160,507
Restricted investments	4,788	4,642
Deferred financing fees, net	5,443	5,712
Investment in trust common securities	3,261	3,261
Other assets	679	1,210

Total assets	$ 652,163	$ 631,336

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,400	$17,625
Current portion of senior term loans	2,175	2,175
Current portion of capitalized lease obligations	62	44
Accrued expenses:
Salaries and wages	3,656	3,378
Pricing allowances	5,787	9,603
Income and other taxes	1,896	1,739
Interest	4,307	4,203
Deferred compensation	167	167
Other accrued expenses	9,411	10,464

Total current liabilities	52,861	49,398
Long term senior term loans	231,208	212,062
Long term capitalized lease obligations	207	55
Long term unsecured subordinated notes	49,448	49,172
Junior subordinated debentures	117,196	117,295
Mandatorily redeemable preferred stock (Note 10)	71,664	69,695
Management purchased options (Note 10)	4,222	4,087
Deferred compensation	4,788	4,642
Deferred income taxes, net	35,177	36,026
Accrued dividends on preferred stock	20,898	18,057
Other non-current liabilities	3,401	3,156

Total liabilities	591,070	563,645

Item 1.                                                      THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(dollars in thousands)

	March 31,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY (CONTINUED)	2006	2005
Common stock with put options:
Class A Common stock, $.01 par, 23,141 shares authorized, 407.6 issued and outstanding	407	407

Class B Common stock, $.01 par, 2,500 shares authorized, 1,000 issued and outstanding	1,529	1,311

Commitments and contingencies

Stockholders’ equity:
Preferred Stock:
Class A Preferred stock, $.01 par, 238,889 shares authorized, 82,104.8 issued and outstanding	1	1

Common Stock:
Class A Common stock, $.01 par, 23,141 shares authorized, 5,805.3 issued and outstanding	—	—
Class C Common stock, $.01 par, 30,109 shares authorized, 2,787.1 issued and outstanding	—	—
Additional paid-in capital	66,758	69,594
Accumulated deficit	(7,524)	(3,654)
Accumulated other comprehensive (loss) income	(78)	32

Total stockholders’ equity	59,157	65,973

Total liabilities and stockholders’ equity	$652,163	$ 631,336

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
FOR THE THREE MONTHS ENDED
(dollars in thousands)

	March 31,	March 31,
	2006	2005
		(as restated,
		see Note 2)
Net sales	$101,525	$87,600
Cost of sales (exclusive of depreciation and amortization shown separately below)	50,376	39,101

Gross profit	51,149	48,499

Operating expenses:
Selling, general and administrative expenses	38,109	34,720
Depreciation	4,084	4,022
Amortization	1,937	1,804
Management and transaction fees to related party	256	255

Total operating expenses	44,386	40,801

Other income (expense), net	277	(149)

Income from operations	7,040	7,549

Interest expense, net	6,234	4,676
Interest expense on mandatorily redeemable preferred stock and management purchased options	2,103	1,886
Interest expense on junior subordinated debentures	3,153	3,153
Investment income on trust common securities	(95)	(95)

Loss before income taxes	(4,355)	(2,071)

Income tax benefit	(485)	(1,747)

Net loss	$(3,870)	$(324)

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE THREE MONTHS ENDED
(dollars in thousands)

	March 31,	March 31,
	2006	2005
		(As restated,
		see Note 2)
Cash flows from operating activities:
Net loss	$(3,870)	$(324)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	6,021	5,826
Deferred income tax benefit	(665)	(1,982)
PIK interest on unsecured subordinated notes	276	276
Interest on mandatorily redeemable preferred stock and management purchased options	2,103	1,886
Net realized gain on sale of securities	(71)	—
Changes in operating items:
Increase in accounts receivable, net	(14,272)	(6,080)
Increase in inventories, net	(1,187)	(9,095)
Decrease in other assets	345	182
Increase in accounts payable	7,775	2,083
Decrease in other accrued liabilities	(4,325)	(5,853)
Other items, net	595	451

Net cash used for operating activities	(7,275)	(12,630)

Cash flows from investing activities:
SteelWorks acquisition	(34,241)	—
Capital expenditures	(2,901)	(4,172)
Other, net	33	(4)

Net cash used for investing activities	(37,109)	(4,176)

Cash flows from financing activities:
Repayments of senior term loans	(1,087)	(544)
Borrowings of revolving credit loans	24,537	—
Repayments of revolving credit loans	(4,304)	—
Principal payments under capitalized lease obligations	(17)	(11)

Net cash provided by (used for) financing activities	19,129	(555)

Net decrease in cash and cash equivalents	(25,255)	(17,361)

Cash and cash equivalents at beginning of period	26,491	29,613

Cash and cash equivalents at end of period	$1,236	$ 12,252

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
(dollars in thousands)

							Accumulated
			Additional	Class A		Compre-	Other	Total
	Common Stock		Paid-in	Preferred	Accumulated	hensive	Comprehensive	Stockholders’
	Class A	Class C	Capital	Stock	Deficit	Income(Loss)	Income	Equity
Balance at December 31, 2005	—	—	69,594	1	(3,654)	—	32	65,973

Dividends to shareholders	—	—	(2,840)	—	—	—	—	(2,840)
Stock-based compensation			4					4
Comprehensive income (loss):
Net loss	—	—	—	—	(3,870)	$(3,870)	—	(3,870)

Other comprehensive income (loss), net of tax:
Net realized gain on investment (2)	—	—	—	—	—	(75)	(75)	(75)
Change in cumulative foreign translation adjustment (1)	—	—	—	—	—	5	5	5
Change in derivative security value (1)	—	—	—	—	—	(40)	(40)	(40)

Other comprehensive loss						(39)

Comprehensive loss						$(3,980)

Balance at March 31, 2006	—	—	$66,758	$1	$(7,524)		$(78)	$59,157

(1)	The cumulative foreign translation adjustment and change in derivative security value, net of taxes, represent the only items of other comprehensive income.

(2)	Reclassifications to net loss of previously unrealized gains.
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
An affiliate of Code Hennessy & Simmons LLC (“CHS”)owns 49.1% of the Company’s outstanding common stock and 54.5% of the Company’s voting common stock, Ontario Teacher’s Pension Plan (“OTPP”) owns 27.9% of the Company’s outstanding common stock and 31.0% of the Company’s voting common stock and HarbourVest Partners VI owns 8.7% of the Company’s outstanding common stock and 9.7% of the Company’s voting common stock. OTPP’s voting rights with respect to the election of directors to the Board of Directors is limited to the lesser of 30.0% or the actual percentage of voting stock held. Certain members of management own 14.1% of the Company’s outstanding common stock and 4.5% of the Company’s voting common stock.
The accompanying unaudited condensed consolidated financial statements present information in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. Management believes the financial statements include all normal recurring accrual adjustments necessary for a fair presentation. Operating results for the three months ended March 31, 2006 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report filed on Form 10-K for the year ended December 31, 2005.
Nature of Operations:
The Company is one of the largest providers of hardware-related products and related merchandising services to retail markets in North America. The Company’s principal business is operated through its wholly-owned subsidiary, The Hillman Group, Inc. (the “Hillman Group”) which sells its product lines and provides its services to hardware stores, home centers, mass merchants, pet supply stores, and other retail outlets principally in the United States, Canada, Mexico and South America. Product lines include thousands of small parts such as fasteners and related hardware items; keys, key duplication systems and accessories; and identification items, such as tags and letters, numbers, and signs. The Company supports its product sales with value-added services, including design and installation of merchandising systems and maintenance of appropriate in-store inventory levels.
2. Restatement of Financial Statements:
Subsequent to the issuance of the Company’s March 31, 2005 unaudited condensed consolidated financial statements, the Company concluded that certain of its accounting practices with respect to revenue recognition, income taxes, outstanding checks and trust preferred securities were not in accordance with generally accepted accounting principles.

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
At the end of each fiscal period the Company has historically reclassified all checks issued but still outstanding between accounts payable and cash or, for outstanding payroll checks, between accrued salaries and cash. Generally accepted accounting principles allow only the portion of the outstanding checks in excess of available deposits to be classified as a liability. In the accompanying condensed consolidated statements of cash flows an adjustment has been made to reclassify the outstanding checks to accounts payable or accrued salaries and wages.
On March 31, 2004, the Company de-consolidated The Hillman Group Capital Trust in accordance with FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”) (see Note 12). Following the deconsolidation, the Company presented junior subordinated debentures net of the investment in the trust common securities in the consolidated balance sheet as of December 31, 2004. Investment income from the trust common securities was improperly netted against interest expense on the junior subordinated debentures in the statement of operations. The investment in trust common securities and junior subordinated debentures should have been recorded gross on the balance sheet, as no right of offset exists. The related investment income and interest expense should have been recorded gross in the statement of operations.
The Company also reviewed its accounting for income taxes and determined that the income tax accounts were not properly recorded in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS 109”), APB Opinion 28, “Interim Financial Reporting,” and FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods.” Historically, the Company calculated income taxes in the interim periods on a discrete period basis by multiplying the statutory income tax rate by pretax earnings adjusted for permanent book tax basis differences. APB Opinion 28, however, generally requires that an estimated annual effective tax rate be used to determine interim period income tax provisions to the extent a reliable estimate of the estimated annual effective rate can be determined.
The Company applied a combined 41% state and federal statutory tax rate to taxable income in determining the income tax provision for all interim and annual periods from 2002 through March 31, 2005. The combined state and federal statutory rate applied to taxable income should have been 39.4% for the three month period ended March 31, 2005.
As a result of the items noted above, the Company has restated its consolidated statements of operations and cash flows for the three months ended March 31, 2005. The following is a summary of the effects of these changes on the Company’s condensed consolidated statement of operations and cash flows for the three months ended March 31, 2005.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
2. Restatement of Financial Statements (continued):

	Condensed Consolidated Statement of Operations
		Adjustments
For the three months	As Previously	Revenue	Income
ended March 31, 2005:	Reported	Recognition	Taxes	Trust	As Restated
Net sales	$87,742	$(142)	$—	$—	$87,600
Cost of sales	39,181	(80)	—	—	39,101
Gross profit	48,561	(62)	—	—	48,499
Income from operations	7,611	(62)	—	—	7,549
Interest expense on junior subordinated debentures	3,058	—	—	95	3,153
Investment income on trust common securities	—	—	—	(95)	(95)
Loss before income taxes	(2,009)	(62)	—	—	(2,071)
Income tax provision (benefit)	200	(24)	(1,923)	—	(1,747)
Net loss	(2,209)	(38)	1,923	—	(324)

	Condensed Consolidated Statement of Cash Flows
For the three months ended	As Previously	As
March 31, 2005:	Reported	Restated
Net cash used for operating activities	$(11,701)	$(12,630)
Net cash used for investing activities	(4,176)	(4,176)
Net cash used for financing activities	(555)	(555)

Net decrease in cash and equivalents	(16,432)	(17,361)
Cash and cash equivalents at beginning of period	33,032	29,613

Cash and cash equivalents at end of period	$16,600	$12,252

3. Summary of Significant Accounting Policies:
Accounts Receivable and Allowance for Doubtful Accounts:
The Company establishes the allowance for doubtful accounts using the specific identification method and also provides a reserve in the aggregate. The estimates for calculating the aggregate reserve are based on historical information. The allowance for doubtful accounts was $452 and $492 as of March 31, 2006 and 2005, respectively.
Shipping and Handling:
The costs incurred to ship product to customers, including freight and handling expenses are included in selling, general and administrative (“SG&A”) expenses on the Company’s statements of operations. For the three months ended March 31, 2006 and 2005 shipping and handling costs included in SG&A were $5,096 and $4,092, respectively.
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
Reclassifications:
Certain amounts in the 2005 condensed consolidated financial statements have been reclassified to conform to the 2006 presentation.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
4. Recent Accounting Pronouncements:
Effective January 1, 2006, the company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” (“SFAS No. 123(R)”), using the modified prospective method. See Note 11 for additional information regarding stock-based compensation.
The Financial Accounting Standards Board (“FASB”) released SFAS No. 156, “Accounting for Servicing of Financial Assets,” to simplify accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 156 permits an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities after they have been initially measured at fair value. SFAS No. 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company does not believe the adoption of SFAS No. 156 will have a material impact on the Company’s consolidated financial position or results of operations.
5. Acquisition:
On January 5, 2006, the Company’s Hillman Group, Inc. subsidiary purchased certain assets of The SteelWorks Corporation (“SteelWorks”), a Denver, Colorado based manufacturer and distributor of metal shapes, threaded rod and metal sheet to the retail hardware and home improvement industry. The aggregate purchase price, including transaction costs of $93, was $34,334 paid in cash at closing. The accompanying condensed consolidated balance sheet at March 31, 2006 reflects the preliminary allocation of the aggregate purchase price in accordance with SFAS No. 141, “Business Combinations.” The following table reconciles the fair value of the acquired assets and assumed liabilities to the total purchase price:

Customer relationships	$11,861
Trademarks	2,624
Goodwill	19,849

Total purchase price	$34,334

The preliminary values assigned to customer relationships and trademarks were determined by an independent appraisal. The customer relationships have been assigned a 23 year life and the trademarks an indefinite life. The intangible assets and goodwill are deductible for income tax purposes over a 15 year life.
The following table indicates the pro forma financial statements of the Company for the three months ended March 31, 2005 had the acquisition of SteelWorks been consummated on January 1, 2005. The pro forma financial statement impact for the three months ended March 31, 2006 is not material.

Net sales	$94,372
Net income	$129
In connection with the acquisition, the Hillman Group, Inc. entered into a supply agreement whereby SteelWorks will be their exclusive provider of metal shapes for a period of 8 years.
6. Goodwill and Other Intangible Assets:
The Company follows SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 provides for the non-amortization of goodwill. Goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. Other intangible assets are amortized over their useful lives and are subject to impairment testing.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
6. Goodwill and Other Intangible Assets (continued):
Intangible assets as of March 31, 2006 and December 31, 2005 consist of the following:

	Estimated
	Useful Life	March 31,	December 31,
	(Years)	2006	2005
Customer relationships	23	$126,651	$114,790
Trademarks	Indefinite	47,294	44,670
Patents	9	7,960	7,960
Non compete agreements	4	5,742	5,742

Intangible assets, gross		187,647	173,162
Less: Accumulated amortization		14,592	12,655

Other intangibles, net		$173,055	$160,507

The Company’s amortization expense for amortizable assets for the three months ended March 31, 2006 and 2005 was $1,937 and $1,804, respectively. The Company’s amortization expense for amortizable assets for the year ended December 31, 2006 is estimated to be $7,747 and for the years ending December 31, 2007, 2008, 2009, 2010, and 2011 are estimated to be $7,273, $7,037, $6,875, $6,391, and $6,391, respectively.
7. Contingencies:
Under the Company’s insurance programs, commercial umbrella coverage is obtained for catastrophic exposure and aggregate losses in excess of normal claims. Beginning in 1991, the Company has retained risk on certain expected losses from both asserted and unasserted claims related to worker’s compensation, general liability and automobile as well as the health benefits of certain employees. Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claim data and certain actuarial assumptions. As of March 31, 2006, the Company has provided insurers letters of credit aggregating $5,221 related to certain insurance programs.
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
8. Related Party Transactions:
The Company is obligated to pay management fees to a subsidiary of CHS in the amount of $58 per month and to pay transaction fees to a subsidiary of OTPP in the amount of $26 per month, plus out of pocket expenses. The Company has recorded management and transaction fee charges and expenses from CHS and OTPP for the three month periods ended March 31, 2006 and 2005 of $256 and $255, respectively.
9. Income Taxes:
The Company’s policy is to estimate income taxes for interim periods based on estimated annual effective tax rates which are derived, in part, from expected pre-tax income. However, the income tax benefit for the three months ended March 31, 2006 has been computed based on the first three months of 2006 as a discrete period as a result of the Company’s inability to reliably estimate pre-tax income for the remainder of the year. The Company’s estimated annual effective tax rate for the year ended

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
9. Income Taxes (continued):
December 31, 2006 is -4811%, which could result in significant variations in the reported tax provision in the interim periods. Accordingly, the interim tax provision for the three months ended March 31, 2006 was calculated on a discrete period basis by multiplying the statutory income tax rate by pretax earnings adjusted for permanent book tax basis differences.
The effective income tax rate was 11.1% and 84.4% for the first three months ended March 31, 2006 and 2005, respectively. In addition to the effect of state taxes, the effective income tax rate differed from the federal statutory rate due to the effect of nondeductible interest on mandatorily redeemable preferred stock and stock compensation expense.
10. Common and Preferred Stock:
Common Stock:
There are 23,141 authorized shares of Class A Common Stock, 6,212.9 of which are issued and outstanding. Each share of Class A Common Stock entitles its holder to one vote. Each holder of Class A Common Stock is entitled at any time to convert any or all of the shares into an equal number of shares of Class C Common Stock.
There are 2,500 authorized shares of Class B Common Stock, 1,000 of which are issued and outstanding. Holders of Class B Common Stock have no voting rights. The Class B Common Stock was purchased by and issued to certain members of the Company’s management and is subject to vesting over five years with 20% vesting on each anniversary of the March 31, 2004 issuance.
In connection with the March 31, 2004 acquisition of the Company by an affiliate of CHS (“Merger Transaction”), certain members of management entered into an Executive Securities Agreement (“ESA”). The ESA provides for the method and terms under which management proceeds were invested in the Company. Under the terms of the ESA, management shareholders have the right to put their Class A Common Stock and Class B Common Stock back to the Company at fair market value if employment is terminated for other than cause. If terminated for cause, the management shareholders can generally put the Class A Common Stock and Class B Common Stock back to the Company for the lower of the fair market value or cost. The SEC’s Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stock,” requires certain securities whose redemption is not in the control of the issuer to be classified outside of permanent equity. The put feature embedded in management’s Class A Common Stock and Class B Common Stock allows redemption at the holder’s option under certain circumstances. Accordingly, management’s 407.6 Class A Common Stock shares and 1,000 Class B Common Stock shares have been classified between liabilities and stockholder’s equity in the accompanying condensed consolidated balance sheet.
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
Preferred Stock:
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
(dollars in thousands)
10. Common and Preferred Stock (continued):
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
Purchased Options:
In connection with the Merger Transaction, options in the predecessor to the Company were cancelled and converted into rights to receive options to purchase 3,895.16 shares of Hillman Companies, Inc. Class A Preferred Stock and 2,717.55 shares of Hillman Investment Company Class A Preferred Stock (collectively the “Purchased Options”). The Purchased Options have a weighted average strike price of $170.69 per share. The fair value of the Hillman Investment Company Class A Preferred Stock options has been included with the underlying security in the accompanying condensed consolidated balance sheets. SFAS 150 requires security instruments with a redemption date that is certain to occur to be classified as liabilities. The Hillman Companies, Inc. Class A Preferred Stock options, which have a March 31, 2028 expiration date, have been classified at their fair market value in the liability section of the accompanying condensed consolidated balance sheets. To the extent the Company pays a dividend to holders of the Class A Preferred Stock and the Hillman Investment Company Class A Preferred Stock, the Purchased Option holder will be entitled to receive an amount equal to the dividend which would have been paid if the Purchased Options had been exercised on the date immediately prior to the record date for the dividend. Dividends on the Purchased Options are recorded as interest expense in the accompanying condensed consolidated statement of operations. Additionally, under the terms of the ESA, the Purchased Options can be put back to the Company at fair market value if employment is terminated.
SFAS 150 requires the initial and subsequent valuations of the Purchased Options be measured at fair value with the change in fair value recognized as interest expense. For the three months ended March 31, 2006 and 2005, interest expense of $223 and $200, respectively, was recorded in the accompanying statement of operations to recognize the increase in fair market value of the Purchased Options.
11. Stock-Based Compensation:
Effective January 1, 2006, the company adopted SFAS No. 123(R) using the modified prospective method. SFAS No. 123(R) requires entities to recognize the cost of employee services in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). That cost, based on the estimated number of awards that are expected to vest, will be recognized over the period during which the employee is required to provide the service in exchange for the award. No compensation cost is recognized for awards for which employees do not render the requisite service.
Compensation cost for the unvested portions of equity-classified awards granted prior to January 1, 2006, will be recognized in the results of operations on a straight line

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
11. Stock-Based Compensation (continued):
basis over the remaining vesting periods. Changes in fair value of unvested liability instruments during the requisite service period will be recognized as compensation cost over that service period. Changes in the fair value of vested liability instruments during the contractual term will be recognized as an adjustment to compensation cost in the period of the change in fair value.
Due to the prospective adoption of SFAS No. 123(R), results for prior periods have not been restated.
Common Option Plan:
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
The fair value of the option grants is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield equaling 0%, risk-free interest rate of 3.8%, expected volatility assumed to be 34%, and expected life of 6 years. At March 31, 2006, there were 61 options outstanding with a weighted average exercise price per share of $1,523. There were no options granted, exercised or forfeited during the three month period ended March 31, 2006.
The 51 Common Options issued in May 2005 become fully vested on the second anniversary of the date of grant. The remaining 10 Common Options were fully vested in July 2005. Compensation expense of $4 has been recognized in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2006. As of March 31, 2006, pre-tax compensation expense for unvested Common Options of $19 will be recognized over the remaining 14 month vesting period.
At March 31, 2006, the aggregate intrinsic value of the outstanding Common Options was $31, and the intrinsic value of the exercisable Common Options was $10.
In the three months ended March 31, 2005, the Company did not recognize any stock-based compensation expense on the Common Options in accordance with APB Opinion 25. For the three months ended March 31, 2005, compensation expense determined consistent with SFAS 123(R) would not have been material.
Preferred Options:
On March 31, 2004, certain members of the Company’s management were granted options to purchase 9,555.5 shares of Class A Preferred Stock and 6,666.7 shares of Hillman Investment Company Class A Preferred Stock (collectively the “Preferred Options”). The Preferred Options were granted with an exercise price of $1,000 per share which was equal to the value of the underlying Preferred Stock. The Preferred Options vest over five years with 20% vesting on each anniversary of the Merger Transaction. Holders of the Preferred Options are entitled to accrued dividends as if the underlying Preferred Stock were issued and outstanding as of the grant date. There have been no grants, forfeitures or exercise of the Preferred Options since March 31, 2004.
Upon resignation from the Company after the third anniversary of grant, termination by the Company without cause, death or disability, or retirement at age 61, the holder of the Preferred Options has a put right on the vested securities at a price equal to fair market value less any option exercise price payable. FIN 44 requires variable accounting treatment for stock awards with employee repurchase rights.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
11. Stock-Based Compensation (continued):
Under APB Opinion No. 25, compensation expense was recognized to the extent the market value of the underlying security on the measurement date exceeds the cost to the employee. The market value on the Preferred Options increased by the amount of dividends accrued on the underlying Preferred Stock. Compensation expense was recognized over the five-year vesting period in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans — an interpretation of APB Opinions No. 15 and 25 (“FIN 28”).
SFAS 123(R) requires the classification of stock-based compensation awards as liabilities if the underlying security is classified as a liability. Therefore, the Preferred Options will be treated as liability classified awards, and compensation expense will be recognized based on the fair value of the Preferred Options at the grant date re-measured at fair value in each subsequent reporting period. The Company will use the intrinsic value method to estimate fair value of the Preferred Options at the end of each reporting period pro-rated for the portion of the service period rendered.
The intrinsic value method used to determine the value of the Preferred Options under SFAS 123(R) is unchanged from the method used under APB Opinion No. 25. As a result, the January 1, 2006 adoption of SFAS 123(R) does not change the amount of stock-based compensation recognized on the Preferred Options. For the three months ended March 31, 2006 and 2005, compensation expense of $503 and $216, respectively, was recognized in the accompanying condensed consolidated statements of operations.
At March 31, 2006, the aggregate intrinsic value of the outstanding Preferred Options was $4,048, and the intrinsic value of the exercisable Preferred Options was $1,619.
Class B Shares:
The repurchase and vesting features of the Class B Common Stock triggered variable accounting treatment under FASB Interpretation No. 44, Accounting For Certain Transactions involving Stock Compensation — an interpretation of APB Opinion No. 25 (“FIN 44”). See Note 10, Common and Preferred Stock, for a more detailed description of the Class B Common Stock.
Under SFAS 123(R), the repurchase feature will require classification of the Class B Shares as liability awards. The Company will use the intrinsic value method to estimate fair value of the Class B Shares at the end of each reporting period pro-rated for the portion of the service period rendered. Again, the valuation and recognition of expense under SFAS 123(R) is consistent with variable accounting treatment of APB Opinion No. 25.
There have been no grants or forfeitures of Class B Common shares since the Merger Transaction. At March 31, 2006, there were 400 Class B Common shares vested with a fair value of $2 per share. For the three month periods ended March 31, 2006 and 2005, compensation expense of $218 and $115, respectively, were recorded in the accompanying condensed consolidated statements of operations.
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
The Company has determined that the Trust is a variable interest entity and the Company is not the primary beneficiary of the Trust pursuant to the provisions of FIN 46R. Accordingly, pursuant to the requirements of FIN 46R, the Company has de-consolidated the Trust at March 31, 2004. Summarized below is the condensed financial information of the Trust as of March 31, 2006.

Non-current assets — junior subordinated debentures — preferred	$113,935
Non-current assets — junior subordinated debentures — common	3,261

Total assets	$117,196

Non-current liabilities — Trust Preferred Securities	$113,935
Stockholder’s equity — Trust Common Securities	3,261

Total liabilities and stockholder’s equity	$117,196

The non-current assets for the Trust relate to its investment in the 11.6% junior subordinated deferrable interest debentures of Hillman due September 30, 2027.
On March 31, 2004, the Junior Subordinated Debentures were recorded at the fair value of $117,986 based on the price underlying the Trust Preferred Securities of $27.20 per share upon close of trading on the American Stock Exchange on that date plus the liquidation value of the trust common securities. The Company is amortizing the premium on the Junior Subordinated Debentures of $9,279 over their remaining life in the amount of $99 per quarter. At March 31, 2006, the recorded value of the Junior Subordinated Debentures, net of premium amortization, was $117,196. The fair value of the Junior Subordinated Debentures on March 31, 2006 was $124,943 based on the $28.85 per share closing price of the underlying Trust Preferred Securities as quoted on the American Stock Exchange plus the liquidation value of the trust common securities.

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
The Swap has been designated as a cash flow hedge and the fair value at March 31, 2006 was $52, net of $34 in tax expense. The Swap is reported on the condensed consolidated balance sheet in other current assets. The related deferred gain on the Swap agreements of $52 has been deferred in shareholders’ equity as a component of other comprehensive loss. This deferred gain is then recognized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recorded in interest expense.

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
Restatement of Financial Statements
As discussed more fully in Note 2, Restatement of Financial Statements, of notes to condensed consolidated financial statements, the Company has restated the previously issued condensed consolidated financial statements for the three months ended March 31, 2005.
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
An affiliate of Code Hennessy & Simmons LLC (“CHS”) owns 49.1% of the Company’s outstanding common stock and 54.5% of the Company’s voting common stock, Ontario Teacher’s Pension Plan (“OTPP”) owns 27.9% of the Company’s outstanding common stock and 31.0% of the Company’s voting common stock and HarbourVest Partners VI owns 8.7% of the Company’s outstanding common stock and 9.7% of the Company’s voting common stock. OTPP’s voting rights with respect to the election of directors to the Board of Directors is limited to the lesser of 30.0% or the actual percentage of voting stock held. Certain members of management own 14.1% of the Company’s outstanding common stock and 4.5% of the Company’s voting common stock.
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
Acquisition
On January 5, 2006, the Company’s Hillman Group, Inc. subsidiary purchased certain assets of The SteelWorks Corporation (“SteelWorks”), a Denver, Colorado based manufacturer and distributor of metal shapes, threaded rod and metal sheet to the retail hardware and home improvement industry. Annual revenues of the SteelWorks customer base acquired are approximately $31 million. The aggregate purchase price was $34.3 million paid in cash at closing. In connection with the acquisition, the Hillman Group, Inc. entered into a supply agreement whereby SteelWorks will be their exclusive provider of metal shapes for a period of 8 years.

Results of Operations
Sales and Profitability for each of the Three Month Periods Ended March 31,

	(dollars in thousands)
	2006		2005
		% of		% of
	Amount	Total	Amount	Total
			(As restated)
Net sales	$101,525	100.0%	$87,600	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	50,376	49.6%	39,101	44.6%

Gross profit	51,149	50.4%	48,499	55.4%

Operating expenses:
Selling	18,969	18.7%	18,062	20.6%
Warehouse & delivery	12,767	12.6%	10,935	12.5%
General & administrative	5,648	5.6%	5,392	6.2%
Stock compensation expense	725	0.7%	331	0.4%

Total SG&A	38,109	37.5%	34,720	39.6%
Depreciation	4,084	4.0%	4,022	4.6%
Amortization	1,937	1.9%	1,804	2.1%
Management and transaction fees	256	0.3%	255	0.3%

Total operating expenses	44,386	43.7%	40,801	46.6%

Other income (expense)	277	0.2%	(149)	-0.2%

Income from operations	7,040	6.9%	7,549	8.6%

Interest expense, net	6,234	6.1%	4,676	5.3%
Interest expense on mandatorily redeemable preferred stock & management purchased options	2,103	2.1%	1,886	2.2%
Interest expense on junior subordinated notes	3,153	3.1%	3,153	3.6%
Investment income on trust common securities	(95)	-0.1%	(95)	-0.1%

Loss before income taxes	(4,355)	-4.3%	(2,071)	-2.4%

Three Months Ended March 31, 2006 and 2005
Net sales increased $13.9 million, or 15.9%, in the first quarter of 2006 to $101.5 million from $87.6 million in the first quarter of 2005. Sales of threaded rod products to the newly acquired SteelWorks accounts represented $7.0 million of the $13.9 million increase.
Sales of the remaining Company products, excluding sales to SteelWorks’ accounts, were $6.9 million of the total $13.9 million sales increase in the first quarter of 2006. Sales to national accounts represented $3.1 million of the remaining $6.9 million total sales increase in the first quarter primarily as a result of increased fastener sales to Lowe’s and increased sales of keys and LNS to Lowe’s and Home Depot. Sales to WW Grainger in the newly created commercial industrial accounts were $1.8 million in the first quarter of 2006 compared to no sales in the same prior year period. Sales of engraving products increased $1.1 million and sales to regional accounts increased $1.0 million in the first quarter of 2006. Other sales, including franchise and independent (“F&I”) accounts, warehouse, Mexican and Canadian accounts, were down $0.1 million to $37.5 million in the first quarter of 2006 from $37.6 million in the same period of 2005.
The Company’s gross profit was 50.4% in the first quarter of 2006 compared to 55.4% in the first quarter of 2005. The gross profit decrease of 5.0% was the result of the unfavorable combination of new sales generated from the SteelWorks acquisition and the new commercial industrial account at margins significantly less than the prior year together with higher costs for our products and a change in the Company’s existing customer sales mix. The lower margin sales from SteelWorks and commercial industrial accounts had a negative impact of 2.1% on the Company’s gross profit. The remaining gross profit decrease was the result of higher product costs from our vendors passing on increased prices for commodities such as plastics, aluminum, copper, zinc, and steel used in the manufacture of sign materials, fasteners, and keys. In addition, the gross profit also decreased from a change in customer mix resulting from increased sales to the lower gross profit customers in national and regional accounts.
The Company’s condensed consolidated selling, general and administrative expenses (“S,G&A”) increased $3.4 million or 9.8% from $34.7 million in the first quarter of 2005 to $38.1 million in the first quarter of 2006. Selling expenses increased $0.9 million or 5.0% primarily as a result of an increase in service wages and payroll benefits to service the increasing number of new national account stores. Warehouse and delivery expenses increased $1.8 million or 16.5% primarily as a result of increased freight, labor, and shipping supplies on the increased sales volume. General and administrative expenses increased by $0.3 million in the first quarter of 2006 compared to the first quarter of 2005. This increase was primarily the result of higher accounting and professional fees in the 2006 period compared to the 2005 period. The Company recorded a stock compensation charge of $0.7 million in the first quarter of 2006 compared to $0.3 in the same prior year period as a result of an increase in the fair market value of stock underlying the options issued.
Depreciation expense of $4.1 million in the first quarter of 2006 was slightly more than depreciation of $4.0 million in the first quarter of 2005.
Amortization expense of $1.9 million in the first quarter of 2006 was slightly more than the amortization of $1.8 million in the same quarter of 2005. The increase in amortization was the result of the acquisition of additional intangible assets from the SteelWorks purchase in January 2006.
The Company has recorded management and transaction fees of $0.3 million for the first quarter of 2006 and for the first quarter of 2005. The Company is obligated to pay management fees to a subsidiary of CHS for management services rendered in the amount of fifty-eight thousand dollars per month, plus out-of-pocket expenses, and to pay transaction fees to a subsidiary of Ontario Teacher’s Pension Plan for transaction services rendered in the amount of twenty-six thousand dollars per month, plus out of pocket expenses, for each month commencing after March 31, 2004.
Income from operations for the three months ended March 31, 2006 was $7.0 million, a decrease of $0.5 million from the same period of the prior year.

The Company’s condensed consolidated operating profit margin from operations (income from operations as a percentage of net sales) decreased from 8.6% in the first quarter of 2005 to 6.9% in the same period of 2006. The operating profit margin benefited from the reduction of SG&A expense together with depreciation and amortization as a percentage of sales, but this benefit was completely offset by the decrease in gross profit as a percentage of sales.
Interest expense, net, increased $1.5 million to $6.2 million in the first quarter of 2006 from $4.7 million in the same period of 2005. The increase in interest expense was the result of an increased LIBOR borrowing rate on the Term B Loan and additional borrowings under the revolving credit facility following the January 5, 2006 SteelWorks acquisition.
Interest expense on the mandatorily redeemable preferred stock and management purchased options was $2.1 million in the first quarter of 2006, an increase of $0.2 million from $1.9 million in the first quarter of 2005.
The Company pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.2 million per annum in the aggregate. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. For the quarters ended March 31, 2006 and 2005, the Company paid $3.1 million in interest on the Junior Subordinated Debentures, which is equivalent to the amounts distributed by the Trust on the Trust Preferred Securities.
The Company also pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Common Securities at the rate of 11.6% per annum on their face amount of $3.3 million, or $0.4 million per annum in the aggregate. The Trust distributes an equivalent amount to the Company as a distribution on the underlying Trust Common Securities. For the quarters ended March 31, 2006 and 2005, the Company paid $0.1 million interest on the Junior Subordinated Debentures, which is equivalent to the amounts received by the Company as investment income.
The Company recorded a tax benefit for income taxes of $0.5 million on a pre-tax loss of $4.4 million in the first quarter of 2006 compared to a tax benefit of $1.7 million on a pre-tax loss of $2.1 million 2005.
Cash Flows
The statements of cash flows reflect the changes in cash and cash equivalents for the three months ended March 31, 2006 and 2005 by classifying transactions into three major categories: operating, investing and financing activities.
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
Cash used for operating activities was $7.3 million in the first three months of 2006 compared to cash used of $12.6 million for the same period of 2005. Operating cash outflows have historically been greatest in the first two fiscal quarters as selling volume and inventory levels generally increase as the Company approaches the stronger spring and summer selling seasons. The seasonal working capital impact was less in the first three months of 2006 compared to the same period in 2005. The seasonal inventory build in the first quarter of 2005 was greater than usual as the Company increased its stock of product sourced from overseas in anticipation of potential congestion at the West Coast ports. As a result, cash used for the seasonal inventory build was $7.9 million lower in the first quarter of 2006. Accounts receivable, on the other hand, increased $14.2 million in the first quarter of 2006 compared to $6.1 million in 2005. The SteelWorks acquisition resulted in a $5.3 million increase in accounts receivable with the remaining increase driven primarily from organic sales growth.
Investing Activities
Net cash used for investing activities was $37.1 million for the first quarter of 2006 compared to $4.2 million for the same prior year period. The SteelWorks acquisition for $34.2 million in January 2006 was the primary reason for the increase in investing activities from the prior year.
The principal recurring investing activities are property additions primarily for key duplicating machines. Net property additions for the first three months of 2006 were $2.9 million compared to $4.2 million in the comparable prior year period. The $1.3 million decrease in capital expenditures in the first quarter of 2006 compared to the prior year period was primarily due to a decrease of $1.1 million in expenditures for leasehold improvements. The 2005 expenditures for leasehold improvements included $1.3 million related to the expansion of the Cincinnati office location and the relocation and build out of the Tempe office location. The amount of expenditures for key duplicating machines was $1.9 million in the first quarter of 2006 and represents a decrease of $0.3 million compared to 2005.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2006 was $19.1 million compared to net cash used of $0.6 million for the comparable period in 2005. The current year period includes $20.2 million in cash provided by borrowings, net of repayments, on the revolving credit facility compared to no activity on the revolving credit facility in the prior year period. The Company’s cash balances, rather than revolver borrowings, were used to fund the seasonal increase in working capital requirements for the first three months of 2005.
Liquidity and Capital Resources
The Company’s working capital position (defined as current assets less current liabilities) of $91.1 million at March 31, 2006 represents a decrease of $13.4 million from the December 31, 2005 level of $104.4 million. The primary factor for this decrease in working capital was the use of approximately $27.0 million in cash together with borrowings of approximately $7.2 million from the revolving credit facility for the acquisition of SteelWorks. The resulting reduction in working capital was partially offset by the seasonal increase in inventories and accounts receivable of $15.5 million. The Company’s current ratio (defined as current assets divided by current liabilities) decreased to 2.72x at March 31, 2006 from 3.11x at December 31, 2005.
The Company’s contractual obligations in thousands of dollars as of March 31, 2006 are summarized below:

		Payments Due
		Less Than	1 to 3	3 to 5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Junior Subordinated Debentures (1)	$117,196	$—	$—	$—	$117,196
Long Term Senior Term Loans	213,150	2,175	4,350	206,625	—
Bank Revolving Credit Facility	20,233	—	—	—	20,233
Long Term Unsecured Subordinated Notes	49,448	—	—	—	49,448
Interest Payments (2)	102,658	21,938	43,718	33,867	3,135
Operating Leases	49,728	8,352	10,385	7,787	23,204
Mandatorily Redeemable Preferred Stock	71,664				71,664
Management Purchased Options	4,222				4,222
Deferred Compensation Obligations	4,955	167	334	334	4,120
Capital Lease Obligations	344	84	122	74	64
Other Long Term Obligations	4,862	1,445	800	94	2,523

Total Contractual Cash Obligations	$638,460	$34,161	$59,709	$248,781	$295,809

(1)	The junior subordinated debentures liquidation value is approximately $108,707.

(2)	Interest payments for Long Term Senior Term Loans and Long Term Unsecured Subordinated Notes. Interest payments on the variable rate Long Term Senior Term Loans were calculated using actual interest rates through March 31, 2006 and a LIBOR rate plus applicable margin of 7.6875% thereafter.

All of the obligations noted above are reflected on the Company’s condensed consolidated balance sheet as of March 31, 2006 except for the operating leases and interest payments.
The Company had approximately $233.6 million of outstanding debt under its collateralized credit facilities at March 31, 2006, consisting of $213.1 million in a term loan, $20.2 million in revolving credit borrowings, and $0.3 million in capitalized lease obligations. The term loan consisted of a $213.1 million Term B Loan (the “Term Loan B”) currently at a six (6) month LIBOR rate plus margin of 7.6875%. The revolver borrowings consist of $11.2 million currently at a three (3) month LIBOR rate of 7.75%, $7.0 million currently at a three (3) month LIBOR rate of 7.5625%, and $2.0 million currently at a three (3) month LIBOR rate of 8.0%. The capitalized lease obligations were at various interest rates.
As of March 31, 2006, the Company had $14.6 million available under its $40 million revolving credit facility. Availability under the revolving credit facility was reduced by outstanding borrowings of $20.2 million and outstanding letters of credit of $5.2 million.
As of March 31, 2006, the Company had no material purchase commitments for capital expenditures.
Interest on the Subordinated Debt Issuance of $47.5 million which matures September 30, 2011 is at a fixed rate of 13.5% per annum, with cash interest payments being required on a quarterly basis at a fixed rate of 11.25% commencing April 15, 2004. The outstanding principal balance of the Subordinated Debt Issuance shall be increased on a quarterly basis at the remaining 2.25% fixed rate (the “PIK Amount”). All of the PIK Amounts are due on the maturity date of the Subordinated Debt Issuance. As of March 31, 2006, the outstanding Subordinated Debt Issuance including the PIK Amounts was $49.4 million.
The Senior Credit Agreement, among other provisions, contains financial covenants requiring the maintenance of specific leverage and interest coverage ratios and levels of financial position, restricts the incurrence of additional debt and the sale of assets, and permits acquisitions with the consent of the lenders. The Company was in full compliance with all provisions of the Senior Credit Agreement as of March 31, 2006.
Critical Accounting Policies and Estimates
Significant accounting policies and estimates are summarized in the footnotes to the condensed consolidated financial statements. Some accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate. Management believes these estimates and assumptions are reasonable based on the facts and circumstances as of March 31, 2006, however actual results may differ from these estimates under different assumptions and circumstances.
We identified our critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations found in our Annual Report on Form 10-K for the year ended December 31, 2005. We believe there have been no changes in these critical accounting policies. We have summarized our critical accounting policies either in the notes to the condensed consolidated financial statements or below:
Stock-Based Compensation:
Effective January 1, 2006, the company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, (“SFAS No. 123(R)”) using the modified prospective method. SFAS No. 123(R) requires entities to recognize the cost of employee services in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). That cost, based on the estimated number of awards that are expected to vest, will be recognized over the period during which the employee is required to provide the service in exchange for the award. No compensation cost is recognized for awards for which employees do not render the requisite service.

Compensation cost for the unvested portions of equity-classified awards granted prior to January 1, 2006, will be recognized in the results of operations on a straight line basis over the remaining vesting periods. Changes in fair value of unvested liability instruments during the requisite service period will be recognized as compensation cost over that service period. Changes in the fair value of vested liability instruments during the contractual term will be recognized as an adjustment to compensation cost in the period of the change in fair value.
Due to the prospective adoption of SFAS No. 123(R), results for prior periods have not been restated.
See Note 11 of the notes to condensed consolidated financial statements for further discussion of stock-based compensation and
SFAS No. 123 (R).
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
The Company also establishes reserves for customer returns and allowances. The reserves are established based on historical rates of returns and allowances. The reserves are adjusted quarterly based on actual experience.
Accounts Receivable and Allowance for Doubtful Accounts:
The Company establishes an allowance for doubtful accounts using the specific identification method and also provides a reserve in the aggregate. The estimates for calculating the aggregate reserve are based on historical information. The allowance for doubtful accounts was $452 as of March 31, 2006 and $434 as of December 31, 2005.
Inventory Realization:
Inventories consisting predominantly of finished goods are valued at the lower of cost or market, cost being determined principally on the weighted average cost method. Excess and obsolete inventories are carried at net realizable value. The historical usage rate is the primary factor used by the Company in assessing the net realizable value of excess and obsolete inventory. A reduction in the carrying value of an inventory item from cost to market is recorded for inventory with no usage in the preceding twenty-four month period or with on hand quantities in excess of twenty-four months average usage. The inventory reserve amounts were $4,874 as of March 31, 2006 and $3,948 as of December 31, 2005.
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
The Company self insures its group health claims up to an annual stop loss limit of $175 thousand per participant. Aggregate coverage is maintained for annual group health insurance claims in excess of 125% of expected claims.

Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claim data and certain actuarial assumptions.
Inflation
The Company is sensitive to inflation present in the economies of the United States and our foreign suppliers located primarily in Taiwan and China. Inflation in recent years prior to 2004 produced only a modest impact on the Company’s operations. However, the recent growth in China’s economic activity has increased overall demand for materials used in the manufacture of our products. This increased demand produced cost increases for certain of our fastener products which exceeded the prevailing rate of inflation in the latter part of 2003 and throughout most of 2004. The fastener prices from our foreign suppliers were stabilized during 2005. However, recent increases in costs for commodities such as copper and zinc have had an unfavorable impact on the cost of key prices from our domestic suppliers. Additionally, the increases in the cost of diesel fuel have contributed to transportation rate increases. Continued inflation and resulting cost increases over a period of years would result in significant increases in inventory costs and operating expenses. However, such higher cost of sales and operating expenses can generally be offset by increases in selling prices, although the ability of the Company’s operating divisions to raise prices is dependent on competitive market conditions. The Company was able to recover most of the 2003 and 2004 fastener cost increases by raising prices to its customers.

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
These forward-looking statements are not historical facts, but rather are based on management’s current expectations, assumptions and projections about future events. Although management believes that the expectations, assumptions and projections on which these forward-looking statements are based are reasonable, they nonetheless could prove to be inaccurate, and as a result, the forward-looking statements based on those expectations, assumptions and projections also could be inaccurate. Forward-looking statements are not guarantees of future performance. Instead, forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause the Company’s strategy, planning, actual results, levels of activity, performance, or achievements to be materially different from any strategy, planning, future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Actual results could differ materially from those currently anticipated as a result of a number of factors, including the risks and uncertainties discussed under captions “Risk Factors” set forth in Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements.
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

Item 3.
Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to the impact of interest rate changes as borrowings under the Senior Credit Facility bear interest at variable interest rates. It is the Company’s policy to enter into interest rate transactions only to the extent considered necessary to meet objectives. On April 28, 2004, the Company entered into an Interest Rate Swap Agreement (“Swap”) with a two-year term for a notional amount of $50 million. The Swap fixes the interest rate on $50 million of the Senior Term Loan at a rate of 1.17% plus the applicable interest rate margin for the first three months of the Swap with incremental increases ranging from 28 to 47 basis points in each successive quarter. Based on Hillman’s exposure to variable rate borrowings at March 31, 2006, a one percent (1%) change in the weighted average interest rate for a period of one year would change the annual interest expense by approximately $1.8 million.
The Company is exposed to foreign exchange rate changes of the Canadian and Mexican currencies as it impacts the $2.8 million net asset value of its Canadian and Mexican subsidiaries as of March 31, 2006. Management considers the Company’s exposure to foreign currency translation gains or losses to be minimal.
Item 4.
Controls and Procedures
Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, which included the matters discussed below, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were not effective, as of the end of the period covered by this Report (March 31, 2006), in ensuring that material information relating to The Hillman Companies, Inc. required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the material weaknesses described below, the Company’s management has concluded that the condensed consolidated financial statements included in this quarterly report fairly state, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles (“GAAP”).
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Although we have not yet been required to assess and report on the effectiveness of our internal control over financial reporting, as a result of the restatement described above, the Company concluded that the material weaknesses described below existed as of March 31, 2006.
(1) The Company did not maintain effective controls over the timing of the recognition of revenue. Specifically, revenue recognition determination was not reflective of contract terms related to when title and risk of loss transferred to the customer in order to record revenue in accordance with GAAP. This control deficiency resulted in the restatement of the Company’s 2002 consolidated financial statements, interim and annual consolidated financial statements for the year ended December 31, 2003, the three months ended March 31, 2004 and June 30, 2004, the three and six months ended September 30, 2004, the nine months ended December 31, 2004, the three months ended March 31, 2005, as well as audit adjustments to the 2005 consolidated financial statements affecting revenue, cost of sales, deferred revenue and other current assets.

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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. — Legal Proceedings.
From time to time, we become involved in ordinary, routine or regulatory legal proceedings incidental to the business. As of May 15, 2006, we were not a party to any material legal proceeding.
Item 1A. — Risk Factors.
There have been no material changes to the risks related to the Company.
Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds.
Not Applicable
Item 3. — Defaults Upon Senior Securities.
Not Applicable
Item 4. — Submission of Matters to a Vote of Security Holders.
Not Applicable
Item 5. — Other Information.
Not Applicable
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
THE HILLMAN COMPANIES, INC.

/s/ James P. Waters James P. Waters	/s/ Harold J. Wilder Harold J. Wilder
Vice President — Finance	Controller
(Chief Financial Officer)	(Chief Accounting Officer)
DATE: May 15, 2006