Form 10-Q
period 2006-06-30
HILLMAN COMPANIES INC
filed 2006-08-11
CIK 1029831

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES ☐       NO ☑
On August 11, 2006, there were 6,212.9 Class A Common Shares issued and outstanding, 1,000.0 Class B Common Shares issued and outstanding, 2,787.1 Class C Common Shares issued and outstanding, 82,104.8 Class A Preferred Shares issued and outstanding by the Registrant and 57,282.4 Class A Preferred Shares issued and outstanding by the Hillman Investment Company and 4,217,724 Trust Preferred Securities issued and outstanding by the Hillman Group Capital Trust. The Trust Preferred Securities trade on the American Stock Exchange under symbol HLM.Pr.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
INDEX

		PAGE (S)
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets	3-4

	Condensed Consolidated Statements of Operations	5-6

	Condensed Consolidated Statements of Cash Flows	7

	Condensed Consolidated Statements of Changes in Stockholders’ Equity	8

	Notes to Condensed Consolidated Financial Statements	9-17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-30

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	31

Item 4.	Controls and Procedures	31-33

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3.	Defaults upon Senior Securities	34

Item 4.	Submission of Matters to a Vote of Security Holders	34

Item 5.	Other Information	34

Item 6.	Exhibits	34

SIGNATURES		35

Item 1.	THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(dollars in thousands)

	June 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$2,196	$26,491
Restricted investments	408	167
Accounts receivable, net	58,197	41,483
Inventories, net	83,231	77,178
Deferred income taxes	5,399	5,659
Other current assets	2,530	2,848

Total current assets	151,961	153,826
Property and equipment, net	60,563	60,717
Goodwill	261,267	241,461
Other intangibles, net	171,118	160,507
Restricted investments	4,551	4,642
Deferred financing fees, net	5,174	5,712
Investment in trust common securities	3,261	3,261
Other assets	743	1,210

Total assets	$658,638	$631,336

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,167	$17,625
Current portion of senior term loans	2,175	2,175
Current portion of capitalized lease obligations	122	44
Accrued expenses:
Salaries and wages	2,924	3,378
Pricing allowances	5,856	9,603
Income and other taxes	2,028	1,739
Interest	4,413	4,203
Deferred compensation	408	167
Other accrued expenses	8,626	10,464

Total current liabilities	54,719	49,398
Long term senior term loans	231,664	212,062
Long term capitalized lease obligations	299	55
Long term unsecured subordinated notes	49,727	49,172
Junior subordinated debentures	117,098	117,295
Mandatorily redeemable preferred stock (Note 9)	73,708	69,695
Management purchased options (Note 9)	4,362	4,087
Deferred compensation	4,551	4,642
Deferred income taxes	36,762	36,026
Accrued dividends on preferred stock	23,851	18,057
Other non-current liabilities	4,072	3,156

Total liabilities	600,813	563,645

Item 1.	THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(dollars in thousands)

	June 30,	December 31,
	2006	2005
LIABILITIES AND STOCKHOLDERS’ EQUITY (CONTINUED)
Common stock with put options:
Class A Common stock, $.01 par, 23,141 shares authorized, 407.6 issued and outstanding	407	407

Class B Common stock, $.01 par, 2,500 shares authorized, 1,000 issued and outstanding	735	1,311

Commitments and contingencies

Stockholders’ equity:
Preferred Stock:
Class A Preferred stock, $.01 par, 238,889 shares authorized, 82,104.8 issued and outstanding	1	1

Common Stock:
Class A Common stock, $.01 par, 23,141 shares authorized, 5,805.3 issued and outstanding	—	—
Class C Common stock, $.01 par, 30,109 shares authorized, 2,787.1 issued and outstanding	—	—
Additional paid-in capital	63,812	69,594
Accumulated deficit	(6,970)	(3,654)
Accumulated other comprehensive (loss) income	(160)	32

Total stockholders’ equity	56,683	65,973

Total liabilities and stockholders’ equity	$658,638	$631,336

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
FOR THE THREE MONTHS ENDED
(dollars in thousands)

	June 30,	June 30,
	2006	2005
Net sales	$113,358	$102,934
Cost of sales (exclusive of depreciation and amortization shown separately below)	54,557	46,578

Gross profit	58,801	56,356

Operating expenses:
Selling, general and administrative expenses	38,417	36,399
Depreciation	4,105	3,865
Amortization	1,936	1,808
Management and transaction fees to related party	252	278

Total operating expenses	44,710	42,350

Other income (expense), net	42	(38)

Income from operations	14,133	13,968

Interest expense, net	6,423	5,228
Interest expense on mandatorily redeemable preferred stock and management purchased options	2,185	1,959
Interest expense on junior subordinated debentures	3,152	3,153
Investment income on trust common securities	(94)	(95)

Income before income taxes	2,467	3,723

Income tax provision	1,913	3,762

Net income (loss)	$554	$(39)

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
FOR THE SIX MONTHS ENDED
(dollars in thousands)

	June 30,	June 30,
	2006	2005
Net sales	$214,883	$190,534
Cost of sales (exclusive of depreciation and amortization shown separately below)	104,933	85,679

Gross profit	109,950	104,855

Operating expenses:
Selling, general and administrative expenses	76,526	71,119
Depreciation	8,189	7,887
Amortization	3,873	3,612
Management and transaction fees to related party	508	533

Total operating expenses	89,096	83,151

Other income (expense), net	319	(187)

Income from operations	21,173	21,517

Interest expense, net	12,658	9,904
Interest expense on mandatorily redeemable preferred stock and management purchased options	4,288	3,845
Interest expense on junior subordinated debentures	6,304	6,305
Investment income on trust common securities	(189)	(189)

(Loss) income before income taxes	(1,888)	1,652

Income tax provision	1,428	2,015

Net loss	$(3,316)	$(363)

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE SIX MONTHS ENDED
(dollars in thousands)

	June 30,	June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(3,316)	$(363)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	12,062	11,499
Deferred income tax provision	997	2,063
PIK interest on unsecured subordinated notes	555	548
Interest on mandatorily redeemable preferred stock and management purchased options	4,289	3,845
Net realized gain on sale of securities	(71)	—
Changes in operating items:
Increase in accounts receivable, net	(16,714)	(15,056)
Increase in inventories, net	(6,053)	(17,809)
Decrease (increase) in other assets	694	(547)
Increase in accounts payable	10,542	2,862
Decrease in other accrued liabilities	(5,541)	(4,060)
Other items, net	614	535

Net cash used for operating activities	(1,942)	(16,483)

Cash flows from investing activities:
SteelWorks acquisition	(34,241)	—
Capital expenditures	(7,686)	(8,305)
Other, net	33	(92)

Net cash used for investing activities	(41,894)	(8,397)

Cash flows from financing activities:
Repayments of senior term loans	(1,631)	(1,087)
Borrowings of revolving credit loans	21,233	—
Principal payments under capitalized lease obligations	(61)	(22)

Net cash provided by (used for) financing activities	19,541	(1,109)

Net decrease in cash and cash equivalents	(24,295)	(25,989)

Cash and cash equivalents at beginning of period	26,491	29,613

Cash and cash equivalents at end of period	$2,196	$3,624

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
(dollars in thousands)

							Accumulated
			Additional	Class A			Other	Total
	Common Stock		Paid-in	Preferred	Accumulated	Comprehensive	Comprehensive	Stockholders’
	Class A	Class C	Capital	Stock	Deficit	Income(Loss)	Income	Equity
Balance at December 31, 2005	—	—	$69,594	$1	$(3,654)		$32	$65,973

Dividends to shareholders	—	—	(5,794)	—	—		—	(5,794)
Stock-based compensation			12					12
Comprehensive income (loss):
Net loss	—	—	—	—	(3,316)	$(3,316)	—	(3,316)

Other comprehensive income (loss), net of tax:
Net realized gain on investment (2)	—	—	—	—	—	(75)	(75)	(75)
Change in cumulative foreign translation adjustment (1)	—	—	—	—	—	(26)	(26)	(26)
Change in derivative security value (1)	—	—	—	—	—	(91)	(91)	(91)

Other comprehensive loss						(192)

Comprehensive loss						$(3,508)

Balance at June 30, 2006	—	—	$63,812	$1	$(6,970)		$(160)	$56,683

(1)	The cumulative foreign translation adjustment and change in derivative security value, net of taxes, represent the only items of other comprehensive income.

(2)	Reclassification to net loss of previously unrealized gains.
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
The accompanying unaudited condensed consolidated financial statements present information in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. Management believes the financial statements include all normal recurring accrual adjustments necessary for a fair presentation. Operating results for the six and three months ended June 30, 2006 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report filed on Form 10-K for the year ended December 31, 2005.
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
2. Summary of Significant Accounting Policies:
Accounts Receivable and Allowance for Doubtful Accounts:
The Company establishes the allowance for doubtful accounts using the specific identification method and also provides a reserve in the aggregate. The estimates for calculating the aggregate reserve are based on historical information. The allowance for doubtful accounts was $501 and $434 as of June 30, 2006 and December 31, 2005, respectively.
Shipping and Handling:
The costs incurred to ship product to customers, including freight and handling expenses, are included in selling, general and administrative (“SG&A”) expenses on the Company’s statements of operations. For the six months and three months ended June 30, 2006 and 2005 shipping and handling costs included in SG&A were $10,976, $9,063, $5,880 and $4,971, respectively.

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
3. Recent Accounting Pronouncements:
In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 clarifies the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt this interpretation as required. The Company is currently evaluating the impact of this Interpretation on its financial statements.
4. Acquisition:
On January 5, 2006, the Company’s Hillman Group, Inc. subsidiary purchased certain assets of The SteelWorks Corporation (“SteelWorks”), a Denver, Colorado based manufacturer and distributor of metal shapes, threaded rod and metal sheet to the retail hardware and home improvement industry. The aggregate purchase price, including transaction costs of $123, was $34,364 paid in cash at closing. The accompanying condensed consolidated balance sheet at June 30, 2006 reflects the preliminary allocation of the aggregate purchase price in accordance with SFAS No. 141, “Business Combinations.” The following table reconciles the fair value of the acquired assets and assumed liabilities to the total purchase price:

Customer relationships	$11,861
Trademarks	2,624
Goodwill	19,879

Total purchase price	$34,364

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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
4. Acquisition (continued):
The following table indicates the pro forma financial statements of the Company for the six and three months ended June 30, 2005 had the acquisition of SteelWorks been consummated on January 1, 2005. The pro forma financial statement impact for the six months ended June 30, 2006 is not material.

	Six Months	Three Months
Net sales	$204,664	$110,292

Net income	$616	$487
In connection with the acquisition, the Hillman Group, Inc. entered into a supply agreement whereby SteelWorks will be their exclusive provider of metal shapes for a period of 10 years.
5. Goodwill and Other Intangible Assets:
The Company follows SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 provides for the non-amortization of goodwill. Goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. Other intangible assets are amortized over their useful lives and are subject to impairment testing.
Intangible assets as of June 30, 2006 and December 31, 2005 consist of the following:

	Estimated
	Useful Life	June 30,	December 31,
	(Years)	2006	2005
Customer relationships	23	$126,651	$114,790
Trademarks	Indefinite	47,294	44,670
Patents	9	7,960	7,960
Non-compete agreements	4	5,742	5,742

Intangible assets, gross		187,647	173,162
Less: Accumulated amortization		16,529	12,655

Other intangibles, net		$171,118	$160,507

The Company’s amortization expense for amortizable assets for the three months ended June 30, 2006 and 2005 was $1,936 and $1,808, respectively. For the six months ended June 30, 2006 and 2005 amortization expense was $3,873 and $3,612, respectively. The Company’s amortization expense for amortizable assets for the year ended December 31, 2006 is estimated to be $7,747 and for the years ending December 31, 2007, 2008, 2009, 2010, and 2011 are estimated to be $7,273, $7,037, $6,875, $6,391, and $6,391, respectively.
6. Contingencies:
Under the Company’s insurance programs, commercial umbrella coverage is obtained for catastrophic exposure and aggregate losses in excess of normal claims. Beginning in 1991, the Company has retained risk on certain expected losses from both asserted and unasserted claims related to worker’s compensation, general liability and automobile as well as the health benefits of certain employees. Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claim data and certain actuarial assumptions. As of June 30, 2006, the Company has provided insurers letters of credit aggregating $5,643 related to certain insurance programs.

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
7. Related Party Transactions:
The Company is obligated to pay management fees to a subsidiary of CHS in the amount of $58 per month and to pay transaction fees to a subsidiary of OTPP in the amount of $26 per month, plus out of pocket expenses. The Company has recorded management and transaction fee charges and expenses from CHS and OTPP for the six and three month periods ended June 30, 2006 and 2005 of $508, $533, $252 and $278, respectively.
8. Income Taxes:
The Company’s policy is to estimate income taxes for interim periods based on estimated annual effective tax rates which are derived, in part, from expected pre-tax income. However, the income tax provision for the six and three months ended June 30, 2006 has been computed on a discrete period basis as a result of the Company’s inability to reliably estimate pre-tax income for the remainder of the year. The Company’s estimated annual effective tax rate for the year ended December 31, 2006 is -4811%, which could result in significant variations in the reported tax provision in the interim periods. Accordingly, the interim tax provision for the six and three month periods ended June 30, 2006 was calculated on a discrete period basis by multiplying the statutory income tax rate by pretax earnings adjusted for permanent book tax basis differences.
The effective income tax rate was -75.6% and 122.0% for the six months ended June 30, 2006 and 2005, respectively. The effective income tax rate differed from the federal statutory rate in both periods primarily as a result of nondeductible interest on mandatorily redeemable preferred stock and stock compensation expense.
9. Common and Preferred Stock:
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
The Hillman Investment Company Class A Preferred Stock is mandatorily redeemable on March 31, 2028 and in accordance with Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (“SFAS 150”) has been classified as debt in the accompanying condensed consolidated balance sheets. Dividends on the mandatorily redeemable Class A Preferred Stock are included in interest expense on the accompanying condensed consolidated statements of operations. For the six and three months ended June 30, 2006 and 2005, interest expense of $4,013, $3,600, $2,044 and $1,834, respectively, was recorded in the accompanying statement of operations.
Purchased Options:
In connection with the Merger Transaction, options in the predecessor to the Company were cancelled and converted into rights to receive options to purchase 3,895.16 shares of Hillman Companies, Inc. Class A Preferred Stock and 2,717.55 shares of Hillman Investment Company Class A Preferred Stock (collectively the “Purchased Options”). The Purchased Options have a weighted average strike price of $170.69 per share. The fair value of the Hillman Investment Company Class A Preferred Stock options has been included with the underlying security in the accompanying condensed consolidated balance sheets. SFAS 150 requires security instruments with a redemption date that is certain to occur to be classified as liabilities. The Hillman Companies, Inc. Class A Preferred Stock options, which have a March 31, 2028 expiration date, have been classified at their fair market value in the liability section of the accompanying condensed consolidated balance sheets. To the extent the Company pays a dividend to

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
9. Common and Preferred Stock (continued):
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
SFAS 150 requires the initial and subsequent valuations of the Purchased Options be measured at fair value with the change in fair value recognized as interest expense. For the six and three months ended June 30, 2006 and 2005, interest expense of $275, $245, $141 and $125, respectively, was recorded in the accompanying statement of operations to recognize the increase in fair market value of the Purchased Options.
10. Stock-Based Compensation:
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
The fair value of the option grants is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield equaling 0%, risk-free interest rate of 4.7%, expected volatility assumed to be 26.8%, and expected life of 6 years.
A summary of stock option activity for the six months ended June 30, 2006 is presented below:

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
10. Stock-Based Compensation (continued):

		Exercise	Remaining	Aggregate
		Price Per	Contractual	Intrinsic
	Shares	Share *	Term *	Value
Outstanding at December 31, 2005	61.3	$1,523
Granted	51.3	$2,275
Exercised	—	—
Forfeited or expired	—	—

Outstanding at June 30, 2006	112.6	$1,866	8.76 years	$46

Exercisable at June 30, 2006	10.0	$1,000	7.96 years	$13

*	weighted average
Compensation expense of $12 and $8 has been recognized in the accompanying condensed consolidated statements of operations for the six and three months ended June 30, 2006, respectively. As of June 30, 2006, there was $59 of unrecognized compensation expense for unvested Common Options. The expense will be recognized as a charge to earnings over a weighted average period of 1.1 years.
In the six months ended June 30, 2005, the Company did not recognize any stock-based compensation expense on the Common Options in accordance with APB Opinion 25. For the six months ended June 30, 2005, compensation expense determined consistent with SFAS 123(R) would not have been material.
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
SFAS 123(R) requires the classification of stock-based compensation awards as liabilities if the underlying security is classified as a liability. Therefore, the Preferred Options are treated as liability classified awards, and compensation expense is recognized based on the fair value of the Preferred Options at the grant date re-measured at fair value in each subsequent reporting period. The Company uses the intrinsic value method to estimate fair value of the Preferred Options at the end of each reporting period pro-rated for the portion of the service period rendered.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
10. Stock-Based Compensation (continued):
The intrinsic value method used to determine the value of the Preferred Options under SFAS 123(R) is unchanged from the method used under APB Opinion No. 25. As a result, the January 1, 2006 adoption of SFAS 123(R) does not change the amount of stock-based compensation recognized on the Preferred Options. For the six and three months ended June 30, 2006 and 2005, compensation expense of $1,088, $500, $585 and $285, respectively, was recognized in the accompanying condensed consolidated statements of operations.
At June 30, 2006, the aggregate intrinsic value of the outstanding Preferred Options was $4,619, and the intrinsic value of the exercisable Preferred Options was $1,847.
Class B Shares:
The repurchase and vesting features of the Class B Common Stock triggered variable accounting treatment under FASB Interpretation No. 44, Accounting For Certain Transactions involving Stock Compensation – an interpretation of APB Opinion No. 25 (“FIN 44”). See Note 9, Common and Preferred Stock, for a more detailed description of the Class B Common Stock.
Under SFAS 123(R), the repurchase feature requires classification of the Class B Common Stock as liability awards. The Company uses the intrinsic value method to estimate fair value of the Class B Common Stock Shares at the end of each reporting period pro-rated for the portion of the service period rendered. Again, the valuation and recognition of expense under SFAS 123(R) is consistent with variable accounting treatment of APB Opinion No. 25.
There have been no grants or forfeitures of Class B Common Stock shares since the Merger Transaction. At June 30, 2006, there were 400 Class B Common shares vested with a fair value of $0.5 per share. For the six and three month periods ended June 30, 2006 and 2005, compensation expense (income) of ($576), $232, ($794) and $117, respectively, was recorded in the accompanying condensed consolidated statements of operations.
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
On April 28, 2004, the Company entered into an Interest Rate Swap Agreement (“Swap”) with a two-year term for a notional amount of $50 million. The Swap fixed the interest rate on $50 million of the Senior Term Loan at a rate of 1.17% plus the applicable interest rate margin for the first three months of the Swap with incremental increases ranging from 28 to 47 basis points in each successive quarter.
The Swap was designated as a cash flow hedge and the fair value at March 31, 2006 was $52, net of $34 in tax expense. The Swap was reported on the condensed consolidated balance sheet in other current assets with a related deferred gain recorded as a component of other comprehensive income in shareholders’ equity.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
12. Subsequent Event:
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
On July 21, 2006, the Company amended and restated the Senior Credit Agreement. The Term Loan was increased by $22.4 million to $235.0 million. Proceeds of the additional Term Loan borrowings were used to pay down outstanding Revolver borrowings. The Revolver credit remains at $40 million. Additionally, the LIBOR margin on the Term Loan was reduced by 25 basis points and certain financial covenants were revised to provide additional flexibility. There were no other significant changes to the Senior Credit Agreement. The Company incurred $1,049 in financing fees in connection with amended and restated agreement. The fees will be capitalized and amortized over the remaining term of the Senior Credit Agreement, as amended.
On March 31, 2004, the Company, through its Hillman Group subsidiary, issued $47.5 million of unsecured subordinated notes to Allied Capital maturing on September 30, 2011 (“Subordinated Debt Issuance”). Interest on the Subordinated Debt Issuance was at a fixed rate of 13.5% per annum, with cash interest payments required on a quarterly basis at a fixed rate of 11.25% commencing April 15, 2004. The outstanding principal balance of the Subordinated Debt Issuance was increased on a quarterly basis at the remaining 2.25% fixed rate (the “PIK Amount”).
Effective July 21, 2006, the Subordinated Debt Agreement was amended to reduce the interest rate to a fixed rate of 10.0% payable quarterly. In addition, financial covenants were revised consistent with the changes to the amended and restated Senior Credit Agreement. The reduction in the interest rate was retroactive to May 15, 2006.
Emerging Issues Task Force Issue No. 96-19 (“EITF 96-19”) provides guidance on the debtor’s accounting for modifications of a debt instrument. Under EITF 96-19, modifications to a debt instrument deemed to be substantially different require recognition as an extinguishment of debt. An exchange of debt instruments where the present value of cash flows is greater than 10% different from the present value of cash flows under the terms of the original debt instrument would be considered substantially different. The reduction in the interest rate in the amended Subordinated Debt Issuance reduces the present value of cash flows more than 10% and, accordingly, the Company will recognize a loss on the modification of the terms of the Subordinated Debt Issuance of $737 in the third quarter of 2006.

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
On July 21, 2006, the Company amended and restated the Senior Credit Agreement. The Term Loan was increased by $22.4 million to $235.0 million. Proceeds of the additional Term Loan borrowings were used to pay down outstanding Revolver borrowings. The Revolver credit remains at $40 million. Additionally, the LIBOR margin on the Term Loan was reduced by 25 basis points and certain financial covenants were revised to provide additional flexibility. There were no other significant changes to the Senior Credit Agreement. The Company incurred $1,049 in financing fees in connection with amended and restated agreement. The fees will be capitalized and amortized over the remaining term of the Senior Credit Agreement, as amended.

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
Effective July 21, 2006, the Subordinated Debt Agreement was amended to reduce the interest rate to a fixed rate of 10.0% payable quarterly. In addition, financial covenants were revised consistent with the changes to the amended and restated Senior Credit Agreement. The reduction in the interest rate was retroactive to May 15, 2006.
The Company pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.2 million per annum in the aggregate. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities.
On April 28, 2004, the Company entered into an Interest Rate Swap Agreement (“Swap”) with a two-year term for a notional amount of $50.0 million. The Swap fixed the interest rate on $50.0 million of the Senior Term Loan at a rate of 1.17% plus the applicable interest rate margin for the first three months of the Swap with incremental increases ranging from 28 to 47 basis points in each successive quarter. The Swap expired on April 28, 2006.
Acquisition
On January 5, 2006, the Company’s Hillman Group, Inc. subsidiary purchased certain assets of The SteelWorks Corporation (“SteelWorks”), a Denver, Colorado based manufacturer and distributor of metal shapes, threaded rod and metal sheet to the retail hardware and home improvement industry. Annual revenues of the SteelWorks customer base acquired are approximately $31 million. The aggregate purchase price was $34.3 million paid in cash at closing. In connection with the acquisition, the Hillman Group, Inc. entered into a supply agreement whereby SteelWorks will be their exclusive provider of metal shapes for a period of 10 years.

Results of Operations
Sales and Profitability for each of the Three Month Periods Ended June 30,

	(dollars in thousands)
	2006		2005
		% of		% of
	Amount	Total	Amount	Total
Net sales	$113,358	100.0%	$102,934	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	54,557	48.1%	46,578	45.3%

Gross profit	58,801	51.9%	56,356	54.7%

Operating expenses:
Selling	19,227	17.0%	18,411	17.9%
Warehouse & delivery	14,267	12.6%	12,661	12.3%
General & administrative	5,124	4.5%	4,926	4.8%
Stock compensation expense	(201)	-0.2%	401	0.4%

Total SG&A	38,417	33.9%	36,399	35.4%
Depreciation	4,105	3.6%	3,865	3.8%
Amortization	1,936	1.7%	1,808	1.8%
Management and transaction fees	252	0.2%	278	0.3%

Total operating expenses	44,710	39.4%	42,350	41.1%

Other income (expense)	42	0.0%	(38)	0.0%

Income from operations	14,133	12.5%	13,968	13.6%

Interest expense, net	6,423	5.7%	5,228	5.1%
Interest expense on mandatorily redeemable preferred stock & management purchased options	2,185	1.9%	1,959	1.9%
Interest expense on junior subordinated notes	3,152	2.8%	3,153	3.1%
Investment income on trust common securities	(94)	-0.1%	(95)	-0.1%

Income before income taxes	2,467	2.2%	3,723	3.6%

Three Months Ended June 30, 2006 and 2005
Net sales increased $10.4 million, or 10.1%, in the second quarter of 2006 to $113.4 million from $102.9 million in the second quarter of 2005. Sales of threaded rod products to the newly acquired SteelWorks accounts represented $7.5 million of the $10.4 million increase.
Sales of the remaining Company products, excluding sales to SteelWorks’ accounts, were $2.9 million of the total $10.4 million sales increase in the second quarter of 2006. Sales to national accounts represented $1.9 million of the sales increase primarily as a result of increased fastener sales to Lowe’s and increased sales of keys to Wal-mart and LNS to Lowe’s and Home Depot. Sales of engraving products increased $0.8 million in the second quarter of 2006 and sales of fasteners to WW Grainger in the newly created commercial industrial accounts were $0.4 million in the second quarter of 2006 compared to no sales in the same prior year period. Other sales, including franchise and independent (“F&I”) accounts, regional, warehouse, Mexican, and Canadian accounts, were down $0.2 million to $50.5 million in the second quarter of 2006 from $50.7 million in the same period of 2005.
The Company’s gross profit was 51.9% in the second quarter of 2006 compared to 54.7% in the second quarter of 2005. The gross profit decrease of 2.8% was the result of sales from the SteelWorks acquisition and the new commercial industrial accounts at margins significantly lower than the Company average, the impact of metal and fuel commodity cost increases on our products and a change in the Company’s existing customer sales mix. The lower margin sales from SteelWorks and commercial industrial accounts had a negative impact of 2.0% on the Company’s gross profit. The remaining gross profit decrease was the result of higher product costs from our vendors passing on increased prices for commodities such as plastics, aluminum, copper, zinc, and steel used in the manufacture of sign materials, fasteners, and keys. In addition, the gross profit also decreased from a change in customer mix resulting from increased sales to the lower gross profit customers in national and regional accounts.
The Company’s condensed consolidated selling, general and administrative expenses (“S,G&A”) increased $2.0 million or 5.5% from $36.4 million in the second quarter of 2005 to $38.4 million in the second quarter of 2006. Selling expenses increased $0.8 million or 4.3% primarily as a result of an increase in service wages and payroll benefits to service the increasing number of new national account stores. Warehouse and delivery expenses increased $1.6 million or 12.6% primarily as a result of increased freight, labor, and shipping supplies on the increased sales volume. General and administrative expenses increased by $0.2 million in the second quarter of 2006 compared to the second quarter of 2005. This increase was primarily the result of higher accounting and professional fees and slightly higher medical claims costs in the 2006 period compared to the 2005 period. The Company recorded a stock compensation gain of $0.2 million in the second quarter of 2006 compared to a charge of $0.4 in the same prior year period as a result of a decrease in the fair market value of stock underlying the options issued.
Depreciation expense of $4.1 million in the second quarter of 2006 was slightly more than depreciation of $3.9 million in the second quarter of 2005.
Amortization expense of $1.9 million in the second quarter of 2006 was slightly more than the amortization of $1.8 million in the same quarter of 2005. The increase in amortization was the result of the acquisition of additional intangible assets from the SteelWorks purchase in January 2006.
The Company recorded management and transaction fees of $0.3 million for the second quarter of 2006 and for the second quarter of 2005. The Company is obligated to pay management fees to a subsidiary of CHS for management services rendered in the amount of fifty-eight thousand dollars per month, plus out-of-pocket expenses, and to pay transaction fees to a subsidiary of Ontario Teacher’s Pension Plan for transaction services rendered in the amount of twenty-six thousand dollars per month, plus out of pocket expenses, for each month commencing after March 31, 2004.
Income from operations for the three months ended June 30, 2006 was $14.1 million, a decrease of $0.1 million from the same period of the prior year.

The Company’s condensed consolidated operating profit margin from operations (income from operations as a percentage of net sales) decreased from 13.6% in the second quarter of 2005 to 12.5% in the same period of 2006. The operating profit margin benefited from the reduction of SG&A expense together with depreciation and amortization as a percentage of sales, but this benefit was completely offset by the decrease in gross profit as a percentage of sales.
Interest expense, net, increased $1.2 million to $6.4 million in the second quarter of 2006 from $5.2 million in the same period of 2005. The increase in interest expense was the result of an increased LIBOR borrowing rate on the Term B Loan and additional borrowings under the revolving credit facility following the January 5, 2006 SteelWorks acquisition.
Interest expense on the mandatorily redeemable preferred stock and management purchased options was $2.2 million in the second quarter of 2006, an increase of $0.2 million from $2.0 million in the second quarter of 2005. Interest payable on the mandatorily redeemable preferred stock and management purchased options is cumulative and therefore interest expense will continue to increase over time.
The Company pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.2 million per annum in the aggregate. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. For the quarters ended June 30, 2006 and 2005, the Company paid $3.1 million in interest on the Junior Subordinated Debentures, which is equivalent to the amounts distributed by the Trust on the Trust Preferred Securities.
The Company also pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Common Securities at the rate of 11.6% per annum on their face amount of $3.3 million, or $0.4 million per annum in the aggregate. The Trust distributes an equivalent amount to the Company as a distribution on the underlying Trust Common Securities. For the quarters ended June 30, 2006 and 2005, the Company paid $0.1 million interest on the Junior Subordinated Debentures, which is equivalent to the amounts received by the Company as investment income.
The Company recorded an income tax provision of $1.9 million on pre-tax income of $2.5 million in the second quarter of 2006 compared to an income tax provision of $3.8 million on pre-tax income of $3.7 million in the second quarter of 2005. As discussed in Note 8 of the notes to condensed consolidated financial statements, the 2006 provision for income taxes was calculated on a discrete period basis while the 2005 income tax provision was based on the estimated annual effective rate. As a result, the effective income tax rate of 77.5% for the three months ended June 30, 2006 was lower than the 101.0% rate for the comparable period in 2005. The effective income tax rates differed from the statutory income tax rates in both periods primarily as a result of nondeductible interest on the mandatorily redeemable preferred stock and stock compensation expense.

Results of Operations
Sales and Profitability for each of the Six Month Periods Ended June 30,

	(dollars in thousands)
	2006		2005
		% of		% of
	Amount	Total	Amount	Total
Net sales	$214,883	100.0%	$190,534	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	104,933	48.8%	85,679	45.0%

Gross profit	109,950	51.2%	104,855	55.0%

Operating expenses:
Selling	38,196	17.8%	36,473	19.1%
Warehouse & delivery	27,034	12.6%	23,596	12.4%
General & administrative	10,772	5.0%	10,318	5.4%
Stock compensation expense	524	0.2%	732	0.4%

Total SG&A	76,526	35.6%	71,119	37.3%
Depreciation	8,189	3.8%	7,887	4.1%
Amortization	3,873	1.8%	3,612	1.9%
Management and transaction fees	508	0.2%	533	0.3%

Total operating expenses	89,096	41.5%	83,151	43.6%

Other income (expense)	319	0.1%	(187)	-0.1%

Income from operations	21,173	9.9%	21,517	11.3%

Interest expense, net	12,658	5.9%	9,904	5.2%
Interest expense on mandatorily redeemable preferred stock & management purchased options	4,288	2.0%	3,845	2.0%
Interest expense on junior subordinated notes	6,304	2.9%	6,305	3.3%
Investment income on trust common securities	(189)	-0.1%	(189)	-0.1%

(Loss) income before income taxes	(1,888)	-0.9%	1,652	0.9%

Six Months Ended June 30, 2006 and 2005
Net sales increased $24.4 million, or 12.8%, in the first half of 2006 to $214.9 million from $190.5 million in the first half of 2005. Sales of threaded rod products to the newly acquired SteelWorks accounts represented $14.6 million of the $24.4 million increase.
Sales of the remaining Company products, excluding sales to SteelWorks’ accounts, were $9.8 million of the total $24.4 million sales increase in the first half of 2006. Sales to national accounts represented $5.1 million of the remaining $9.8 million total sales increase primarily as a result of increased fastener sales to Lowe’s and increased sales of keys and LNS to Lowe’s and Home Depot. Sales to WW Grainger in the newly created commercial industrial accounts were $2.2 million in the first half of 2006 compared to no sales in the same prior year period. Sales of engraving products increased $1.9 million and sales to franchise and independent (“F&I”) accounts increased $0.8 million in the first half of 2006. Other sales, including regional accounts, warehouse, Mexican, and Canadian accounts, were down $0.2 million to $26.5 million in the first half of 2006 from $26.7 million in the same period of 2005.
The Company’s gross profit was 51.2% in the first half of 2006 compared to 55.0% in the first half of 2005. The gross profit decrease of 3.8% was the result of the unfavorable combination of new sales generated from the SteelWorks acquisition and the new commercial industrial account at margins significantly less than the prior year together with higher costs for our products and a change in the Company’s existing customer sales mix. The lower margin sales from SteelWorks and commercial industrial accounts had a negative impact of 2.1% on the Company’s gross profit. The remaining gross profit decrease was the result of higher product costs from our vendors passing on increased prices for commodities such as plastics, aluminum, copper, zinc, and steel used in the manufacture of sign materials, fasteners, and keys. In addition, the gross profit also decreased from a change in customer mix resulting from increased sales to the lower gross profit customers in national and regional accounts.
The Company’s condensed consolidated selling, general and administrative expenses (“S,G&A”) increased $5.4 million or 7.6% from $71.1 million in the first half of 2005 to $76.5 million in the first half of 2006. Selling expenses increased $1.7 million or 4.7% primarily as a result of an increase in service wages and payroll benefits to service the increasing number of new national account stores. Warehouse and delivery expenses increased $3.4 million or 14.4% primarily as a result of increased freight, labor, and shipping supplies on the increased sales volume. General and administrative expenses increased by $0.5 million in the first half of 2006 compared to the first half of 2005. This increase was primarily the result of higher accounting and professional fees in the 2006 period compared to the 2005 period. The Company recorded a stock compensation charge of $0.5 million in the first half of 2006 which was less than the charge of $0.7 in the same prior year period as a result of a decrease in the fair market value of stock underlying the options issued.
Depreciation expense of $8.2 million in the first half of 2006 was slightly more than depreciation of $7.9 million in the first half of 2005.
Amortization expense of $3.9 million in the first half of 2006 was $0.3 million more than the amortization of $3.6 million in the same period of 2005. The increase in amortization was the result of the acquisition of additional intangible assets from the SteelWorks purchase in January 2006.
The Company recorded management and transaction fees of $0.5 million for the first half of 2006 and for the first half of 2005. The Company is obligated to pay management fees to a subsidiary of CHS for management services rendered in the amount of fifty-eight thousand dollars per month, plus out-of-pocket expenses, and to pay transaction fees to a subsidiary of Ontario Teacher’s Pension Plan for transaction services rendered in the amount of twenty-six thousand dollars per month, plus out of pocket expenses, for each month commencing after March 31, 2004.
Income from operations for the six months ended June 30, 2006 was $21.2 million, a decrease of $0.3 million from the same period of the prior year.

The Company’s condensed consolidated operating profit margin from operations (income from operations as a percentage of net sales) decreased from 11.3% in the first half of 2005 to 9.9% in the same period of 2006. The operating profit margin benefited from the reduction of SG&A expense together with depreciation and amortization as a percentage of sales, but this benefit was completely offset by the decrease in gross profit as a percentage of sales.
Interest expense, net, increased $2.8 million to $12.7 million in the first half of 2006 from $9.9 million in the same period of 2005. The increase in interest expense was the result of an increased LIBOR borrowing rate on the Term B Loan and additional borrowings under the revolving credit facility following the January 5, 2006 SteelWorks acquisition.
Interest expense on the mandatorily redeemable preferred stock and management purchased options was $4.3 million in the first half of 2006, an increase of $0.5 million from $3.8 million in the first half of 2005. Interest payable on the mandatorily redeemable preferred stock and management purchased options is cumulative and therefore interest expense will continue to increase over time.
The Company pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.2 million per annum in the aggregate. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. For the six months ended June 30, 2006 and 2005, the Company paid $6.1 million in interest on the Junior Subordinated Debentures, which is equivalent to the amounts distributed by the Trust on the Trust Preferred Securities.
The Company also pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Common Securities at the rate of 11.6% per annum on their face amount of $3.3 million, or $0.4 million per annum in the aggregate. The Trust distributes an equivalent amount to the Company as a distribution on the underlying Trust Common Securities. For the six months ended June 30, 2006 and 2005, the Company paid $0.2 million interest on the Junior Subordinated Debentures, which is equivalent to the amounts received by the Company as investment income.
The Company recorded an income tax provision of $1.4 million on a pre-tax loss of $1.9 million in the first six months of 2006 compared to an income tax provision of $2.0 million on pre-tax income of $1.7 million 2005. As discussed in Note 8 of the notes to condensed consolidated financial statements, the 2006 interim provision for income taxes was calculated on a discrete period basis while the 2005 income tax provision was based on the estimated annual effective rate. As a result, the effective income tax rate of -75.6% for the six months ended June 30, 2006 was significantly different than the 122.0% rate for the comparable period in 2005. The effective income tax rates differed from the statutory income tax rates in both periods primarily as a result of nondeductible interest on the mandatorily redeemable preferred stock and stock compensation expense.
Cash Flows
The statements of cash flows reflect the changes in cash and cash equivalents for the six months ended June 30, 2006 and 2005 by classifying transactions into three major categories: operating, investing and financing activities.
Operating Activities
The Company’s main source of liquidity is cash generated from routine operating activities represented by changes in inventories, accounts receivable, accounts payable, and other assets & liabilities plus the net income or loss adjusted for non-cash charges for depreciation, amortization, deferred taxes, PIK interest, interest on mandatorily redeemable preferred stock and management purchased options.
Cash used for operating activities was $1.9 million in the first six months of 2006 compared to cash used of $16.5 million for the same period of 2005. Operating cash outflows have historically been greatest in the first two fiscal quarters as selling volume and inventory levels generally increase as the Company approaches the stronger spring and summer selling seasons. The seasonal working capital impact was less in the first six months of 2006 compared to the same period in 2005. The seasonal inventory build in the first half of 2005 was greater than usual as the Company increased its stock of product sourced from overseas in anticipation of potential congestion at the West Coast ports. As a result, cash used for the seasonal inventory build was $11.8 million lower in the first half of 2006. The increase in accounts payable of $10.5 million in the first half of 2006 provided $7.6 million more cash than the comparable period in 2005. The increase in accounts receivable of $16.7 million in the first half of 2006 used $1.6 million more cash than in 2005.
Investing Activities
Net cash used for investing activities was $41.9 million for the first six months of 2006 compared to $8.4 million for the same prior year period. The SteelWorks acquisition for $34.2 million in January 2006 was the primary reason for the increase in investing activities from the prior year.
The principal recurring investing activities are property additions primarily for key duplicating machines. Net property additions for the first six months of 2006 were $7.7 million compared to $8.3 million in the comparable prior year period. The $0.6 million decrease in capital expenditures in the first half of 2006 compared to the prior year period was primarily due to a decrease of $1.5 million in expenditures for leasehold improvements. The 2005 expenditures for leasehold improvements included $1.6 million related to the expansion of the Cincinnati office location and the relocation and build out of the Tempe office location. The amount of expenditures for key duplicating machines decreased slightly to $4.2 million in the first half of 2006 compared to $4.5 million in 2005. These reductions were partially offset by an increase in expenditures of $1.4 million for computer equipment and software primarily used for operational enhancements.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2006 was $19.5 million compared to net cash used of $1.1 million for the comparable period in 2005. The current year period includes $21.2 million in cash provided by borrowings on the revolving credit facility compared to no activity on the revolving credit facility in the prior year period. The Company’s cash balances, rather than revolver borrowings, were used to fund the seasonal increase in working capital requirements for the first six months of 2005.
Liquidity and Capital Resources
The Company’s working capital position (defined as current assets less current liabilities) of $97.2 million at June 30, 2006 represents a decrease of $7.2 million from the December 31, 2005 level of $104.4 million. The primary factor for this decrease in working capital was the use of approximately $27.0 million in cash together with borrowings of approximately $7.2 million from the revolving credit facility for the acquisition of SteelWorks. The resulting reduction in working capital was partially offset by the seasonal increase in inventories and accounts receivable of $22.8 million. The Company’s current ratio (defined as current assets divided by current liabilities) decreased to 2.78x at June 30, 2006 from 3.11x at December 31, 2005.

The Company’s contractual obligations in thousands of dollars as of June 30, 2006 are summarized below:

		Payments Due
		Less Than	1 to 3	3 to 5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Junior Subordinated Debentures (1)	$117,098	$—	$—	$—	$117,098
Long Term Senior Term Loans	212,606	2,175	4,350	206,081	—
Bank Revolving Credit Facility	21,233	—	—	—	21,233
Long Term Unsecured Subordinated Notes	49,727	—	—	—	49,727
Interest Payments (2)	97,948	22,680	44,783	29,243	1,242
Operating Leases	49,524	8,429	10,562	7,958	22,575
Mandatorily Redeemable Preferred Stock	73,708				73,708
Management Purchased Options	4,362				4,362
Deferred Compensation Obligations	4,959	408	816	816	2,919
Capital Lease Obligations	421	122	191	58	50
Other Long Term Obligations	4,865	1,218	800	396	2,451

Total Contractual Cash Obligations	$636,451	$35,032	$61,502	$244,552	$295,365

(1)	The junior subordinated debentures liquidation value is approximately $108,707.

(2)	Interest payments for Long Term Senior Term Loans and Long Term Unsecured Subordinated Notes. Interest payments on the variable rate Long Term Senior Term Loans were calculated using actual interest rates through June 30, 2006 and a LIBOR rate plus applicable margin of 8.375% thereafter.
All of the obligations noted above are reflected on the Company’s condensed consolidated balance sheet as of June 30, 2006 except for the operating leases and interest payments.
The Company had approximately $233.8 million of outstanding debt under its collateralized credit facilities at June 30, 2006, consisting of $212.6 million in a term loan, $21.2 million in revolving credit borrowings, and $0.3 million in capitalized lease obligations. The term loan consisted of a $212.6 million Term B Loan (the “Term Loan B”) currently at a three (3) month LIBOR rate plus margin of 8.375%. The revolver borrowings consist of $11.2 million currently at a one (1) month LIBOR rate of 8.25%, $7.0 million currently at a one (1) month LIBOR rate of 8.1875%, and $3.0 million currently at a three (3) month LIBOR rate of 8.1875%. The capitalized lease obligations were at various interest rates.
As of June 30, 2006, the Company had $13.3 million available under its $40 million revolving credit facility. Availability under the revolving credit facility was reduced by outstanding borrowings of $21.2 million and outstanding letters of credit of $5.5 million.
As of June 30, 2006, the Company had purchase commitments of $0.3 million for marine cargo contracts and no material purchase commitments for capital expenditures.
Interest on the Subordinated Debt Issuance of $47.5 million which matures September 30, 2011 is at a fixed rate of 13.5% per annum, with cash interest payments being required on a quarterly basis at a fixed rate of 11.25% commencing April 15, 2004. The outstanding principal balance of the Subordinated Debt Issuance shall be increased on a quarterly basis at the remaining 2.25% fixed rate (the “PIK Amount”). All of the PIK Amounts are due on the maturity date of the Subordinated Debt Issuance. As of June 30, 2006, the outstanding Subordinated Debt Issuance including the PIK Amounts was $49.7 million.
The Senior Credit Agreement, among other provisions, contains financial covenants requiring the maintenance of specific leverage and interest coverage ratios and levels of financial position, restricts the incurrence of additional debt and the sale of assets, and permits acquisitions with the consent of the lenders. The Company was in full compliance with all provisions of the Senior Credit Agreement as of June 30, 2006.

Critical Accounting Policies and Estimates
Significant accounting policies and estimates are summarized in the footnotes to the condensed consolidated financial statements. Some accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate. Management believes these estimates and assumptions are reasonable based on the facts and circumstances as of June 30, 2006, however actual results may differ from these estimates under different assumptions and circumstances.
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
See Note 10, Stock-Based Compensation, of the notes to condensed consolidated financial statements for further discussion of stock-based compensation and SFAS No. 123(R).
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
Accounts Receivable and Allowance for Doubtful Accounts:
The Company establishes an allowance for doubtful accounts using the specific identification method and also provides a reserve in the aggregate. The estimates for calculating the aggregate reserve are based on historical information. The allowance for doubtful accounts was $501 as of June 30, 2006 and $434 as of December 31, 2005.

Inventory Realization:
Inventories consisting predominantly of finished goods are valued at the lower of cost or market, cost being determined principally on the weighted average cost method. Excess and obsolete inventories are carried at net realizable value. The historical usage rate is the primary factor used by the Company in assessing the net realizable value of excess and obsolete inventory. A reduction in the carrying value of an inventory item from cost to market is recorded for inventory with no usage in the preceding twenty-four month period or with on hand quantities in excess of twenty-four months average usage. The inventory reserve amounts were $5,511 as of June 30, 2006 and $3,948 as of December 31, 2005.
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
Inflation
The Company is sensitive to inflation present in the economies of the United States and our foreign suppliers located primarily in Taiwan and China. Inflation in years prior to 2004 produced only a modest impact on the Company’s operations. However, the recent growth in China’s economic activity has increased overall demand for materials used in the manufacture of our products. This increased demand produced cost increases for certain of our fastener products which exceeded the prevailing rate of inflation in the latter part of 2003 and throughout most of 2004. The fastener prices from our foreign suppliers were stabilized during 2005. However, recent increases in costs for commodities such as copper, zinc, aluminum, and steel have had an unfavorable impact on the cost of key and threaded rod prices from our domestic suppliers. Additionally, the increases in the cost of diesel fuel have contributed to transportation rate increases. Continued inflation and resulting cost increases over a period of years would result in significant increases in inventory costs and operating expenses. However, such higher cost of sales and operating expenses can generally be offset by increases in selling prices, although the ability of the Company’s operating divisions to raise prices is dependent on competitive market conditions. The Company was able to recover most of the 2003 and 2004 fastener cost increases by raising prices to its customers. The Company has initiated pricing action on the effected product lines which will be effective starting in the third quarter of 2006. This pricing action is expected to offset the unfavorable impact of commodity cost increases incurred to date.

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

Item 3.
Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to the impact of interest rate changes as borrowings under the Senior Credit Facility bear interest at variable interest rates. It is the Company’s policy to enter into interest rate transactions only to the extent considered necessary to meet objectives. On April 28, 2004, the Company entered into an Interest Rate Swap Agreement (“Swap”) with a two-year term for a notional amount of $50 million. The Swap fixed the interest rate on $50 million of the Senior Term Loan at a rate of 1.17% plus the applicable interest rate margin for the first three months of the Swap with incremental increases ranging from 28 to 47 basis points in each successive quarter. This Swap was in effect during the first and second quarters of this year until its expiration on April 28, 2006. Based on Hillman’s exposure to variable rate borrowings at June 30, 2006, a one percent (1%) change in the weighted average interest rate for a period of one year would change the annual interest expense by approximately $2.3 million.
The Company is exposed to foreign exchange rate changes of the Canadian and Mexican currencies as it impacts the $2.5 million net asset value of its Canadian and Mexican subsidiaries as of June 30, 2006. Management considers the Company’s exposure to foreign currency translation gains or losses to be minimal.
Item 4.
Controls and Procedures
Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, which included the matters discussed below, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were not effective, as of the end of the period covered by this Report (June 30, 2006), in ensuring that material information relating to The Hillman Companies, Inc. required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the material weaknesses described below, the Company’s management has concluded that the condensed consolidated financial statements included in this quarterly report fairly state, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles (“GAAP”).
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Although we have not yet been required to assess and report on the effectiveness of our internal control over financial reporting, as a result of the restatement described above, the Company concluded that the material weaknesses described below existed as of June 30, 2006.
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
As of June 30, 2006, the Company has taken steps to implement the remedial measures described above. Management of the Company expects remediation of the material weaknesses to be fully implemented by December 31, 2006.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. – Legal Proceedings.
From time to time, we become involved in ordinary, routine or regulatory legal proceedings incidental to the business. As of the date of filing, we were not a party to any material legal proceeding.
Item 1A. – Risk Factors.
There have been no material changes to the risks related to the Company.
Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds.
Not Applicable
Item 3. – Defaults Upon Senior Securities.
Not Applicable
Item 4. – Submission of Matters to a Vote of Security Holders.
Not Applicable
Item 5. – Other Information.
Not Applicable
Item 6. – Exhibits.
a) Exhibits, Including Those Incorporated by Reference.

31.1	*	Certification of Chief Executive Officer pursuant to rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2	*	Certification of Chief Financial Officer pursuant to rule 13a-14(a) or 15d-14(a) under Securities Exchange Act of 1934.

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
THE HILLMAN COMPANIES, INC.

/s/ James P. Waters	/s/ Harold J. Wilder

James P. Waters	Harold J. Wilder
Vice President — Finance	Controller
(Chief Financial Officer)	(Chief Accounting Officer)
DATE: August 11, 2006