Form 10-Q
period 2006-09-30
HILLMAN COMPANIES INC
filed 2006-11-14
CIK 1029831

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐       Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
On November 14, 2006, there were 6,217.3 Class A Common Shares issued and outstanding, 1,000.0 Class B Common Shares issued and outstanding, 2,787.1 Class C Common Shares issued and outstanding, 82,192.8 Class A Preferred Shares issued and outstanding by the Registrant and 57,344.4 Class A Preferred Shares issued and outstanding by the Hillman Investment Company and 4,217,724 Trust Preferred Securities issued and outstanding by the Hillman Group Capital Trust. The Trust Preferred Securities trade on the American Stock Exchange under symbol HLM.Pr.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
INDEX

		PAGE(S)
PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets	3-4

	Condensed Consolidated Statements of Operations	5-6

	Condensed Consolidated Statements of Cash Flows	7

	Condensed Consolidated Statements of Changes in Stockholders’ Equity	8

	Notes to Condensed Consolidated Financial Statements	9-18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-31

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	32

Item 4.	Controls and Procedures	32-34

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3.	Defaults upon Senior Securities	35

Item 4.	Submission of Matters to a Vote of Security Holders	35

Item 5.	Other Information	35

Item 6.	Exhibits	35

SIGNATURES		36

Item 1.	THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(dollars in thousands)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$3,385	$26,491
Restricted investments	408	167
Accounts receivable, net	57,685	41,483
Inventories, net	86,703	77,178
Deferred income taxes	4,999	5,659
Other current assets	2,436	2,848

Total current assets	155,616	153,826
Property and equipment, net	60,030	60,717
Goodwill	261,226	241,461
Other intangibles, net	169,181	160,507
Restricted investments	4,741	4,642
Deferred financing fees, net	5,299	5,712
Investment in trust common securities	3,261	3,261
Other assets	702	1,210

Total assets	$660,056	$631,336

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,273	$17,625
Current portion of senior term loans	2,350	2,175
Current portion of capitalized lease obligations	226	44
Junior subordinated interest payable	1,019	—
Accrued expenses:
Salaries and wages	4,378	3,378
Pricing allowances	6,203	9,603
Income and other taxes	1,906	1,739
Interest	2,983	4,203
Deferred compensation	408	167
Other accrued expenses	9,259	10,464

Total current liabilities	52,005	49,398
Long term senior term loans	232,063	212,062
Long term capitalized lease obligations	509	55
Long term unsecured subordinated notes	49,820	49,172
Junior subordinated debentures	116,999	117,295
Mandatorily redeemable preferred stock (Note 10)	75,894	69,695
Management purchased options (Note 10)	4,509	4,087
Deferred compensation	4,741	4,642
Deferred income taxes	37,891	36,026
Accrued dividends on preferred stock	26,922	18,057
Other non-current liabilities	4,720	3,156

Total liabilities	606,073	563,645

Item 1.	THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(dollars in thousands)

	September 30,	December 31,
	2006	2005
LIABILITIES AND STOCKHOLDERS’ EQUITY (CONTINUED)

Common and preferred stock with put options:
Class A Preferred stock, $.01 par, 238,889 shares authorized, 88.0 issued and outstanding	88	—

Class A Common stock, $.01 par, 23,141 shares authorized, 412.0 issued and outstanding	417	407

Class B Common stock, $.01 par, 2,500 shares authorized, 1,000.0 issued and outstanding	—	1,311

Commitments and contingencies

Stockholders’ equity:
Preferred Stock:
Class A Preferred stock, $.01 par, 238,889 shares authorized, 82,104.8 issued and outstanding	1	1

Common Stock:
Class A Common stock, $.01 par, 23,141 shares authorized, 5,805.3 issued and outstanding	—	—
Class C Common stock, $.01 par, 30,109 shares authorized, 2,787.1 issued and outstanding	—	—
Additional paid-in capital	60,750	69,594
Accumulated deficit	(6,904)	(3,654)
Accumulated other comprehensive (loss) income	(369)	32

Total stockholders’ equity	53,478	65,973

Total liabilities and stockholders’ equity	$660,056	$631,336

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
FOR THE THREE MONTHS ENDED
(dollars in thousands)

	September 30,	September 30,
	2006	2005
Net sales	$111,828	$102,593
Cost of sales (exclusive of depreciation and amortization shown separately below)	52,257	48,118

Gross profit	59,571	54,475

Operating expenses:
Selling, general and administrative expenses	39,070	35,282
Depreciation	4,249	3,912
Amortization	1,937	1,808
Extinguishment of debt	725	—
Management and transaction fees to related party	256	255

Total operating expenses	46,237	41,257

Other income, net	332	222

Income from operations	13,666	13,440

Interest expense, net	6,540	5,457
Interest expense on mandatorily redeemable preferred stock and management purchased options	2,271	2,035
Interest expense on junior subordinated debentures	3,154	3,153
Investment income on trust common securities	(95)	(95)

Income before income taxes	1,796	2,890

Income tax provision	1,730	2,671

Net income	$66	$219

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
FOR THE NINE MONTHS ENDED
(dollars in thousands)

	September 30,	September 30,
	2006	2005
Net sales	$326,711	$293,127
Cost of sales (exclusive of depreciation and amortization shown separately below)	157,190	133,797

Gross profit	169,521	159,330

Operating expenses:
Selling, general and administrative expenses	115,596	106,401
Depreciation	12,438	11,799
Amortization	5,810	5,420
Extinguishment of debt	725	—
Management and transaction fees to related party	764	788

Total operating expenses	135,333	124,408

Other income, net	651	35

Income from operations	34,839	34,957

Interest expense, net	19,198	15,361
Interest expense on mandatorily redeemable preferred stock and management purchased options	6,559	5,880
Interest expense on junior subordinated debentures	9,458	9,458
Investment income on trust common securities	(284)	(284)

(Loss) income before income taxes	(92)	4,542

Income tax provision	3,158	4,686

Net loss	$(3,250)	$(144)

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE NINE MONTHS ENDED
(dollars in thousands)

	September 30,	September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(3,250)	$(144)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	18,248	17,219
Deferred income tax provision	2,526	3,807
PIK interest on unsecured subordinated notes	648	821
Interest on mandatorily redeemable preferred stock and management purchased options	6,559	5,880
Net realized gain on sale of securities	(71)	—
Changes in operating items:
Increase in accounts receivable, net	(16,202)	(15,925)
Increase in inventories, net	(9,525)	(15,224)
Decrease (increase) in other assets	829	(134)
Increase (decrease) in accounts payable	5,648	(1,605)
Increase in junior subordinated interest payable	1,019	—
(Decrease) increase in other accrued liabilities	(4,659)	305
Other items, net	306	945

Net cash provided by (used for) operating activities	2,076	(4,055)

Cash flows from investing activities:
SteelWorks acquisition	(34,241)	—
Capital expenditures	(11,042)	(11,541)
Other, net	16	(109)

Net cash used for investing activities	(45,267)	(11,650)

Cash flows from financing activities:
Borrowings of senior term loans	22,394	—
Repayments of senior term loans	(2,218)	(1,632)
Borrowings of revolving credit loans	31,091	—
Repayments of revolving credit loans	(31,091)	—
Principal payments under capitalized lease obligations	(91)	(32)

Net cash provided by (used for) financing activities	20,085	(1,664)

Net decrease in cash and cash equivalents	(23,106)	(17,369)

Cash and cash equivalents at beginning of period	26,491	29,613

Cash and cash equivalents at end of period	$3,385	$12,244

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
(dollars in thousands)

							Accumulated
			Additional	Class A		Compre-	Other	Total
	Common Stock		Paid-in	Preferred	Accumulated	hensive	Comprehensive	Stockholders’
	Class A	Class C	Capital	Stock	Deficit	Income(Loss)	Income	Equity
Balance at December 31, 2005	—	—	$69,594	$1	$(3,654)		$32	$65,973

Dividends to shareholders	—	—	(8,865)	—	—		—	(8,865)
Stock-based compensation			21					21
Comprehensive income (loss):
Net loss	—	—	—	—	(3,250)	$(3,250)	—	(3,250)

Other comprehensive income (loss), net of tax:
Net realized gain on investment (2)	—	—	—	—	—	(75)	(75)	(75)
Change in cumulative foreign translation adjustment (1)		—	—	—	—	(38)	(38)	(38)
Change in derivative security value (1)	—	—	—	—	—	(288)	(288)	(288)

Other comprehensive loss						(401)

Comprehensive loss						$(3,651)

Balance at September 30, 2006	—	—	$60,750	$1	$(6,904)		$(369)	$53,478

(1)	The cumulative foreign translation adjustment and change in derivative security value, net of taxes, represent the only items of other comprehensive income.

(2)	Reclassification to net loss of previously unrealized gains.
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
An affiliate of Code Hennessy & Simmons LLC (“CHS”) owns 49.1% of the Company’s outstanding common stock and 54.5% of the Company’s voting common stock, Ontario Teacher’s Pension Plan (“OTPP”) owns 27.9% of the Company’s outstanding common stock and 30.9% of the Company’s voting common stock and HarbourVest Partners VI owns 8.7% of the Company’s outstanding common stock and 9.7% of the Company’s voting common stock. OTPP’s voting rights with respect to the election of directors to the Board of Directors is limited to the lesser of 30.0% or the actual percentage of voting stock held. Certain members of management own 14.1% of the Company’s outstanding common stock and 4.6% of the Company’s voting common stock.
The accompanying unaudited condensed consolidated financial statements present information in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. Management believes the financial statements include all normal recurring accrual adjustments necessary for a fair presentation. Operating results for the nine and three month periods ended September 30, 2006 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report filed on Form 10-K for the year ended December 31, 2005.
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
2. Summary of Significant Accounting Policies:
Accounts Receivable and Allowance for Doubtful Accounts:
The Company establishes the allowance for doubtful accounts using the specific identification method and also provides a reserve in the aggregate. The estimates for calculating the aggregate reserve are based on historical information. The allowance for doubtful accounts was $388 and $434 as of September 30, 2006 and December 31, 2005, respectively.
Shipping and Handling:
The costs incurred to ship product to customers, including freight and handling expenses, are included in selling, general and administrative (“SG&A”) expenses on the Company’s statements of operations. For the nine months and three months ended September 30, 2006 and 2005 shipping and handling costs included in SG&A were $16,639,$13,922, $5,663 and $4,859, respectively.

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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” FASB Statement No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. FASB Statement No. 157 is effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact of this standard.
4. Acquisition:
On January 5, 2006, the Company’s Hillman Group, Inc. subsidiary purchased certain assets of The SteelWorks Corporation (“SteelWorks”), a Denver, Colorado based manufacturer and distributor of metal shapes, threaded rod and metal sheet to the retail hardware and home improvement industry. The aggregate purchase price, including transaction costs of $123, was $34,364 paid in cash at closing. The accompanying condensed consolidated balance sheet at September 30, 2006 reflects the preliminary allocation of the aggregate purchase price in accordance with SFAS No. 141, “Business Combinations.” The following table reconciles the fair value of the acquired assets and assumed liabilities to the total purchase price:

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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
4. Acquisition (continued):
The following table indicates the pro forma financial statements of the Company for the nine and three months ended September 30, 2005 had the acquisition of SteelWorks been consummated on January 1, 2005. The pro forma financial statement impact for the nine months ended September 30, 2006 is not material.

	Nine Months	Three Months
Net sales	$313,907	$109,243

Net income	$1,293	$677
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
Intangible assets as of September 30, 2006 and December 31, 2005 consist of the following:

	Estimated
	Useful Life	September 30,	December 31,
	(Years)	2006	2005
Customer relationships	23	$126,651	$114,790
Trademarks	Indefinite	47,294	44,670
Patents	9	7,960	7,960
Non-compete agreements	4	5,742	5,742

Intangible assets, gross		187,647	173,162
Less: Accumulated amortization		18,466	12,655

Other intangibles, net		$169,181	$160,507

The Company’s amortization expense for amortizable assets for the three months ended September 30, 2006 and 2005 was $1,937 and $1,808, respectively. For the nine months ended September 30, 2006 and 2005 amortization expense was $5,810 and $5,420, respectively. The Company’s amortization expense for amortizable assets for the year ended December 31, 2006 is estimated to be $7,747 and for the years ending December 31, 2007, 2008, 2009, 2010, and 2011 are estimated to be $7,273, $7,037, $6,875, $6,391, and $6,391, respectively.
6. Contingencies:
Under the Company’s insurance programs, commercial umbrella coverage is obtained for catastrophic exposure and aggregate losses in excess of normal claims. Beginning in 1991, the Company has retained risk on certain expected losses from both asserted and unasserted claims related to worker’s compensation, general liability and automobile as well as the health benefits of certain employees. Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claim data and certain actuarial assumptions. As of September 30, 2006, the Company has provided insurers letters of credit aggregating $7,783 related to certain insurance programs.

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
7. Related Party Transactions:
The Company is obligated to pay management fees to a subsidiary of CHS in the amount of $58 per month and to pay transaction fees to a subsidiary of OTPP in the amount of $26 per month, plus out of pocket expenses. The Company has recorded management and transaction fee charges and expenses from CHS and OTPP for the nine and three month periods ended September 30, 2006 and 2005 of $764, $788, $256 and $255, respectively.
8. Income Taxes:
The Company’s policy is to estimate income taxes for interim periods based on estimated annual effective tax rates which are derived, in part, from expected pre-tax income. However, the income tax provision for the nine and three months ended September 30, 2006 has been computed on a discrete period basis as a result of the Company’s inability to reliably estimate pre-tax income for the remainder of the year. The Company’s estimated annual effective tax rate for the year ended December 31, 2006 is -4811%, which could result in significant variations in the reported tax provision in the interim periods. Accordingly, the interim tax provision for the nine and three month periods ended September 30, 2006 was calculated on a discrete period basis by multiplying the statutory income tax rate by pretax earnings adjusted for permanent book tax basis differences.
The effective income tax rate was -3432.6% and 103.2% for the nine months ended September 30, 2006 and 2005, respectively. The effective income tax rate differed from the federal statutory rate in both periods primarily as a result of nondeductible interest on mandatorily redeemable preferred stock and stock compensation expense.
9. Long Term Debt:
On March 31, 2004, the Company, through its Hillman Group subsidiary, refinanced its revolving credit and senior term loans with a Senior Credit Agreement (the “Senior Credit Agreement”) consisting of a $40.0 million revolving credit line (the “Revolver”) and a $217.5 million term loan (the “Term Loan”). The Senior Credit Agreement has a seven-year term and provides borrowings at interest rates based on the London Interbank Offered Rates (the “LIBOR”) plus a margin of between 2.25% and 3.00% (the “LIBOR Margin”), or prime (the “Base Rate”) plus a margin of between 1.25% and 2.0% (the “Base Rate Margin”).
On July 21, 2006, the Company amended and restated the Senior Credit Agreement. The Term Loan was increased by $22.4 million to $235.0 million. Proceeds of the additional Term Loan borrowings were used to pay down outstanding Revolver borrowings. The Revolver credit line remains at $40.0 million. Additionally, the LIBOR margin on the Term Loan was reduced by 25 basis points, and certain financial covenants were revised to provide additional flexibility. There were no other significant changes to the Senior Credit Agreement. The Company incurred $1,147 in financing fees in connection with the amended and restated agreement. The fees were capitalized and will be amortized over the remaining term of the Senior Credit Agreement, as amended.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
9. Long Term Debt (continued):
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
Emerging Issues Task Force Issue No. 96-19 (“EITF 96-19”) provides guidance on the debtor’s accounting for modifications of a debt instrument. Under EITF 96-19, modifications to a debt instrument deemed to be substantially different require recognition as an extinguishment of debt. An exchange of debt instruments where the present value of cash flows is greater than 10% different from the present value of cash flows under the terms of the original debt instrument would be considered substantially different. The reduction in the interest rate in the amended Subordinated Debt Issuance reduces the present value of cash flows more than 10% and, accordingly, the Company recognized a loss on extinguishment of debt of $725 in the third quarter of 2006 in connection with the modification of the terms of the Subordinated Debt Issuance.
10. Common and Preferred Stock:
Common Stock:
There are 23,141 authorized shares of Class A Common Stock, 6,217.3 of which are issued and outstanding. Each share of Class A Common Stock entitles its holder to one vote. Each holder of Class A Common Stock is entitled at any time to convert any or all of the shares into an equal number of shares of Class C Common Stock.
There are 2,500 authorized shares of Class B Common Stock, 1,000 of which are issued and outstanding. Holders of Class B Common Stock have no voting rights. The Class B Common Stock was purchased by and issued to certain members of the Company’s management and is subject to vesting over five years with 20% vesting on each anniversary of the March 31, 2004 issuance.
In connection with the March 31, 2004 acquisition of the Company by an affiliate of CHS (“Merger Transaction”), certain members of management entered into an Executive Securities Agreement (“ESA”). The ESA provides for the method and terms under which management proceeds were invested in the Company. Under the terms of the ESA, management shareholders have the right to put their Class A Common Stock and Class B Common Stock back to the Company at fair market value if employment is terminated for other than cause. If terminated for cause, the management shareholders can generally put the Class A Common Stock and Class B Common Stock back to the Company for the lower of the fair market value or cost. The SEC’s Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stock,” requires certain securities whose redemption is not in the control of the issuer to be classified outside of permanent equity. The put feature embedded in management’s Class A Common Stock and Class B Common Stock allows redemption at the holder’s option under certain circumstances. Accordingly, management’s 412.0 Class A Common Stock shares and 1,000 Class B Common Stock shares have been classified between liabilities and stockholder’s equity in the accompanying condensed consolidated balance sheet.

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
Preferred Stock:
The Company has 238,889 authorized shares of Class A Preferred Stock, 82,192.8 of which are issued and outstanding and 13,450.7 of which are reserved for issuance upon the exercise of options to purchase shares of Class A Preferred Stock. Holders of Class A Preferred Stock are not entitled to any voting rights. Holders of Class A Preferred Stock are entitled to preferential dividends that shall accrue on a daily basis at the rate of 11.5% per annum of the sum of the Liquidation Value (as defined in the Certificate of Incorporation) thereof plus all accumulated and unpaid dividends thereon.
Hillman Investment Company, a subsidiary of the Company, has 166,667 authorized shares of Class A Preferred Stock, 57,344.4 of which are issued and outstanding and 9,384.2 of which are reserved for issuance upon the exercise of options to purchase shares of Class A Preferred Stock. Holders of Class A Preferred Stock are not entitled to any voting rights. Holders of Class A Preferred Stock are entitled to preferential dividends that shall accrue on a daily basis at the rate of 11.0% per annum on the sum of the Liquidation Value (as defined in the Certificate of Incorporation) thereof plus all accumulated and unpaid dividends thereon.
The Hillman Investment Company Class A Preferred Stock is mandatorily redeemable on March 31, 2028 and in accordance with Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (“SFAS 150”) has been classified as debt in the accompanying condensed consolidated balance sheets. Dividends on the mandatorily redeemable Class A Preferred Stock are included in interest expense on the accompanying condensed consolidated statements of operations. For the nine and three months ended September 30, 2006 and 2005, interest expense of $6,137, $5,505, $2,124 and $1,905, respectively, was recorded in the accompanying statement of operations.
2006 Equity Issuance:
On July 31, 2006, an executive of the Company purchased 88 shares of Class A Preferred Stock for $88, 62 shares of Hillman Investment Company Class A Preferred Stock for $62 and 4.396 shares of Class A Common Stock for $10. In connection with the equity purchase, the executive entered into an ESA similar in terms to the existing management shareholders ESA.
Under the terms of the ESA, the executive has the right to put the Class A Preferred Stock, the Hillman Investment Company Class A Preferred Stock and the Class A Common Stock back to the Company at fair market value if employment is terminated for other than cause. If terminated for cause, the shares can be put back to the Company for the lower of cost or the fair market value. As discussed above, the put feature embedded in the Class A Preferred Stock and the Class A Common Stock requires classification outside permanent equity. Accordingly, the Class A Preferred Stock and the Class A Common Stock will be classified between liabilities and stockholder’s equity in the accompanying condensed consolidated balance sheet.
The 62 shares of Hillman Investment Company Class A Preferred Stock are mandatorily redeemable on March 31, 2028 and, therefore will be classified as a liability in the accompanying condensed consolidated balance sheet.

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
SFAS 150 requires the initial and subsequent valuations of the Purchased Options be measured at fair value with the change in fair value recognized as interest expense. For the nine and three months ended September 30, 2006 and 2005, interest expense of $422, $375, $147 and $130, respectively, was recorded in the accompanying statement of operations to recognize the increase in fair market value of the Purchased Options.
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
A summary of stock option activity for the nine months ended September 30, 2006 is presented below:

		Exercise	Remaining	Aggregate
		Price Per	Contractual	Intrinsic
	Shares	Share *	Term *	Value
Outstanding at December 31, 2005	61.3	$1,523
Granted	51.3	$2,275
Exercised	—	—
Forfeited or expired	—	—

Outstanding at September 30, 2006	112.6	$1,866	8.51 years	$46

Exercisable at September 30, 2006	10.0	$1,000	7.71 years	$13

*	weighted average
Compensation expense of $21 and $9 has been recognized in the accompanying condensed consolidated statements of operations for the nine and three months ended September 30, 2006, respectively. As of September 30, 2006, there was $50 of unrecognized compensation expense for unvested Common Options. The expense will be recognized as a charge to earnings over a weighted average period of 1.1 years.
In the nine months ended September 30, 2005, the Company did not recognize any stock-based compensation expense on the Common Options in accordance with APB Opinion 25. For the nine months ended September 30, 2005, compensation expense determined consistent with SFAS 123(R) would not have been material.
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
The intrinsic value method used to determine the value of the Preferred Options under SFAS 123(R) is unchanged from the method used under APB Opinion No. 25. As a result, the January 1, 2006 adoption of SFAS 123(R) does not change the amount of stock-based compensation recognized on the Preferred Options. For the nine and three months ended September 30, 2006 and 2005, compensation expense of $1,760, $857, $672 and $357, respectively, was recognized in the accompanying condensed consolidated statements of operations.
At September 30, 2006, the aggregate intrinsic value of the outstanding Preferred Options was $5,212, and the intrinsic value of the exercisable Preferred Options was $2,085.
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
There have been no grants or forfeitures of Class B Common Stock shares since the Merger Transaction. At September 30, 2006, there were 400 Class B Common shares vested with a fair value of $0.0 per share. For the nine and three month periods ended September 30, 2006 and 2005, compensation expense (income) of ($1,311), $426, ($735) and $194, respectively, was recorded in the accompanying condensed consolidated statements of operations.

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
On August 28, 2006, the Company entered into a new Interest Rate Swap Agreement (“New Swap”) with a two-year term for a notional amount of $50 million. The New Swap fixes the interest rate at 5.375% plus applicable interest rate margin.
The New Swap was designated as a cash flow hedge and the fair value at September 30, 2006 was $(197), net of $129 in taxes. The Swap was reported on the condensed consolidated balance sheet in other non-current liabilities with a related deferred charge recorded as a component of other comprehensive income in shareholders’ equity.

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
An affiliate of Code Hennessy & Simmons LLC (“CHS”) owns 49.1% of the Company’s outstanding common stock and 54.5% of the Company’s voting common stock, Ontario Teacher’s Pension Plan (“OTPP”) owns 27.9% of the Company’s outstanding common stock and 30.9% of the Company’s voting common stock and HarbourVest Partners VI owns 8.7% of the Company’s outstanding common stock and 9.7% of the Company’s voting common stock. OTPP’s voting rights with respect to the election of directors to the Board of Directors is limited to the lesser of 30.0% or the actual percentage of voting stock held. Certain members of management own 14.1% of the Company’s outstanding common stock and 4.6% of the Company’s voting common stock.
Financing Arrangements
On March 31, 2004, the Company, through its Hillman Group subsidiary, refinanced its revolving credit and senior term loans with a Senior Credit Agreement (the “Senior Credit Agreement”) consisting of a $40.0 million revolving credit line (the “Revolver”) and a $217.5 million term loan (the “Term Loan”). The Senior Credit Agreement has a seven-year term and provides borrowings at interest rates based on the London Interbank Offered Rates (the “LIBOR”) plus a margin of between 2.25% and 3.00% (the “LIBOR Margin”), or prime (the “Base Rate”) plus a margin of between 1.25% and 2.0% (the “Base Rate Margin”). The applicable LIBOR Margin and Base Rate Margin are based on the Company’s leverage as of the last day of the preceding fiscal quarter. In accordance with the Senior Credit Agreement, letter of credit commitment fees are based on the average daily face amount of each outstanding letter of credit multiplied by a letter of credit margin of between 2.25% and 3.00% per annum (the “Letter of Credit Margin”). The Letter of Credit Margin is also based on the Company’s leverage at the date of the preceding fiscal quarter. The Company also pays a commitment fee of 0.50% per annum on the average daily unused Revolver balance.
On July 21, 2006, the Company amended and restated the Senior Credit Agreement. The Term Loan was increased by $22.4 million to $235.0 million. Proceeds of the additional Term Loan borrowings were used to pay down outstanding Revolver borrowings. The Revolver credit line remains at $40.0 million. Additionally, the LIBOR margin on the Term Loan was reduced by 25 basis points and certain financial covenants were revised to provide additional flexibility. There were no other significant changes to the Senior Credit Agreement. The Company incurred $1,147 in financing fees in connection with amended and restated agreement. The fees were capitalized and will be amortized over the remaining term of the Senior Credit Agreement, as amended.

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
On August 28, 2006, the Company entered into a new Interest Rate Swap Agreement (“New Swap”) with a two-year term for a notional amount of $50 million. The New Swap fixes the interest rate at 5.375% plus applicable interest rate margin.
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

Results of Operations
Sales and Profitability for each of the Three Month Periods Ended September 30,

	(dollars in thousands)
	2006		2005
		% of		% of
	Amount	Total	Amount	Total
Net sales	$111,828	100.0%	$102,593	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	52,257	46.7%	48,118	46.9%

Gross profit	59,571	53.3%	54,475	53.1%

Operating expenses:
Selling	19,144	17.1%	17,774	17.3%
Warehouse & delivery	14,804	13.2%	12,208	11.9%
General & administrative	5,175	4.6%	4,748	4.6%
Stock compensation expense	(53)	0.0%	552	0.5%

Total SG&A	39,070	34.9%	35,282	34.4%
Depreciation	4,249	3.8%	3,912	3.8%
Amortization	1,937	1.7%	1,808	1.8%
Extinguishment of debt	725	0.6%	—	0.0%
Management and transaction fees	256	0.2%	255	0.2%

Total operating expenses	46,237	41.3%	41,257	40.2%

Other income, net	332	0.3%	222	0.2%

Income from operations	13,666	12.2%	13,440	13.1%
Interest expense, net	6,540	5.8%	5,457	5.3%
Interest expense on mandatorily redeemable preferred stock & management purchased options	2,271	2.0%	2,035	2.0%
Interest expense on junior subordinated notes	3,154	2.8%	3,153	3.1%
Investment income on trust common securities	(95)	-0.1%	(95)	-0.1%

Income before income taxes	1,796	1.6%	2,890	2.8%

Three Months Ended September 30, 2006 and 2005
Net sales increased $9.2 million, or 9.0%, in the third quarter of 2006 to $111.8 million from $102.6 million in the third quarter of 2005. Sales of threaded rod products to the newly acquired SteelWorks accounts represented $7.0 million of the $9.2 million increase.
Sales of the remaining Company products, excluding sales to SteelWorks’ accounts, were $2.2 million of the total $9.2 million sales increase in the third quarter of 2006. Sales of engraving products increased $1.2 million in the third quarter as a result of increased tag machine placements and a higher sales rate per existing machine. The franchise and independent (“F&I”) accounts increased sales in the third quarter by $0.8 million, primarily through sales of fastener products. Other sales, including national, regional, warehouse, commercial industrial, Mexican, and Canadian accounts, were up $0.2 million to $59.6 million in the third quarter of 2006 from $59.4 million in the same period of 2005.
The Company’s gross profit was 53.3% in the third quarter of 2006 compared to 53.1% in the third quarter of 2005. In the third quarter of 2006, the lower margin sales from SteelWorks and commercial industrial accounts had a negative impact of 2.1% on the Company’s gross profit. The 2005 gross profit percentage was also negatively affected by lower margin sales to the newly acquired commercial industrial accounts and by over $2.0 million of sales of fastener promotional products at lower gross profit than the Company average. The gross profit percentage rate in the third quarter of 2006 benefited from the implementation of price increases across all product lines. These price increases were used to offset the higher product costs passed on from our vendors as a result of increased prices for commodities such as plastics, aluminum, copper, zinc, and steel used in the manufacture of sign materials, fasteners, and keys.
The Company’s condensed consolidated selling, general and administrative expenses (“SG&A”) increased $3.8 million or 10.8% from $35.3 million in the third quarter of 2005 to $39.1 million in the third quarter of 2006. Selling expenses increased $1.3 million or 7.3% primarily as a result of an increase in service and display costs at the increasing number of new national account stores. Warehouse and delivery expenses increased $2.6 million, or 21.3%, primarily as a result of higher fuel costs which increased freight together with an increase in labor and shipping supplies due to the increased sales volume. General and administrative expenses increased by $0.5 million in the third quarter of 2006 compared to the same prior year period. This increase was primarily the result of new SteelWorks transition service fees and higher medical claims costs in the 2006 period compared to the 2005 period. The Company recorded a stock compensation gain of $0.1 million in the third quarter of 2006 compared to a charge of $0.6 million in the same prior year period as a result of a decrease in the fair market value of stock underlying the options issued.
Depreciation expense of $4.2 million in the third quarter of 2006 was slightly more than depreciation of $3.9 million in the third quarter of 2005.
Amortization expense of $1.9 million in the third quarter of 2006 was slightly more than the amortization of $1.8 million in the same quarter of 2005. The increase in amortization was the result of the acquisition of additional intangible assets from the SteelWorks purchase in January 2006.
The Company recorded a charge for extinguishment of debt of $0.7 million in the third quarter of 2006. This charge reflects the write-off of previously deferred financing fees from the Subordinated Debt Issuance as amended on July 21, 2006.
The Company recorded management and transaction fees of $0.3 million for the third quarter of 2006 and 2005. The Company is obligated to pay management fees to a subsidiary of CHS for management services rendered in the amount of fifty-eight thousand dollars per month, plus out-of-pocket expenses, and to pay transaction fees to a subsidiary of Ontario Teacher’s Pension Plan for transaction services rendered in the amount of twenty-six thousand dollars per month, plus out of pocket expenses, for each month commencing after March 31, 2004.
Income from operations for the three months ended September 30, 2006 was $13.7 million, an increase of $0.3 million from the same period of the prior year.

The Company’s condensed consolidated operating profit margin from operations (income from operations as a percentage of net sales) decreased from 13.1% in the third quarter of 2005 to 12.2% in the same period of 2006. The operating profit margin in the third quarter of 2006 was reduced by an increase in the warehouse and delivery portion of SG&A expense together with the additional cost of the charge for extinguishment of debt associated with the amendment of the Subordinated Debt Issuance.
Interest expense, net, increased $1.1 million to $6.5 million in the third quarter of 2006 from $5.4 million in the same period of 2005. The increase in interest expense was the result of an increased LIBOR borrowing rate on the Term B Loan and additional borrowings under the senior credit facility to fund the January 5, 2006 SteelWorks acquisition.
Interest expense on the mandatorily redeemable preferred stock and management purchased options was $2.3 million in the third quarter of 2006, an increase of $0.3 million from $2.0 million in the third quarter of 2005. Interest payable on the mandatorily redeemable preferred stock and management purchased options is cumulative and therefore interest expense will continue to increase over time.
The Company pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.2 million per annum in the aggregate. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. For the quarters ended September 30, 2006 and 2005, the Company paid $3.1 million in interest on the Junior Subordinated Debentures, which is equivalent to the amounts distributed by the Trust on the Trust Preferred Securities.
The Company also pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Common Securities at the rate of 11.6% per annum on their face amount of $3.3 million, or $0.4 million per annum in the aggregate. The Trust distributes an equivalent amount to the Company as a distribution on the underlying Trust Common Securities. For the quarters ended September 30, 2006 and 2005, the Company paid $0.1 million interest on the Junior Subordinated Debentures, which is equivalent to the amounts received by the Company as investment income.
The Company recorded an income tax provision of $1.7 million on pre-tax income of $1.8 million in the third quarter of 2006 compared to an income tax provision of $2.7 million on pre-tax income of $2.9 million in the third quarter of 2005. As discussed in Note 8 of the notes to condensed consolidated financial statements, the 2006 provision for income taxes was calculated on a discrete period basis while the 2005 income tax provision was based on the estimated annual effective rate. As a result, the effective income tax rate of 96.3% for the three months ended September 30, 2006 was higher than the 92.4% rate for the comparable period in 2005. The effective income tax rates differed from the statutory income tax rates in both periods primarily as a result of nondeductible interest on the mandatorily redeemable preferred stock and stock compensation expense.

Results of Operations
Sales and Profitability for each of the Nine Month Periods Ended September 30,

	(dollars in thousands)
	2006		2005
		% of		% of
	Amount	Total	Amount	Total
Net sales	$326,711	100.0%	$293,127	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	157,190	48.1%	133,797	45.6%

Gross profit	169,521	51.9%	159,330	54.4%

Operating expenses:
Selling	57,340	17.6%	54,247	18.5%
Warehouse & delivery	41,838	12.8%	35,804	12.2%
General & administrative	15,947	4.9%	15,066	5.1%
Stock compensation expense	471	0.1%	1,284	0.4%

Total SG&A	115,596	35.4%	106,401	36.3%
Depreciation	12,438	3.8%	11,799	4.0%
Amortization	5,810	1.8%	5,420	1.8%
Extinguishment of debt	725	0.2%	—	0.0%
Management and transaction fees	764	0.2%	788	0.3%

Total operating expenses	135,333	41.4%	124,408	42.4%

Other income, net	651	0.2%	35	0.0%

Income from operations	34,839	10.7%	34,957	11.9%

Interest expense, net	19,198	5.9%	15,361	5.2%

Interest expense on mandatorily redeemable preferred stock & management purchased options	6,559	2.0%	5,880	2.0%
Interest expense on junior subordinated notes	9,458	2.9%	9,458	3.2%
Investment income on trust common securities	(284)	-0.1%	(284)	-0.1%

(Loss) income before income taxes	(92)	0.0%	4,542	1.5%

Nine Months Ended September 30, 2006 and 2005
Net sales increased $33.6 million, or 11.5%, in the first nine months of 2006 to $326.7 million from $293.1 million in the first nine months of 2005. Sales of threaded rod products to the newly acquired SteelWorks accounts represented $21.6 million of the $33.6 million increase.
Sales of the remaining Company products, excluding sales to SteelWorks’ accounts, were $12.0 million of the total $33.6 million sales increase in the first nine months of 2006. Sales to national accounts represented $5.2 million of the remaining $12.0 million total sales increase primarily as a result of increased fastener sales to Lowe’s and increased sales of keys and LNS to Lowe’s and Home Depot. Sales of engraving products increased $3.1 million as a result of increased tag machine placements and a higher sales rate per existing machine. Sales to commercial industrial accounts were $2.2 million more in the first nine months of 2006 compared to the same prior year period. Sales to franchise and independent (“F&I”) accounts increased $1.6 million in the first nine months of 2006, primarily through sales of fastener products. Other sales, including regional accounts, warehouse, Mexican, and Canadian accounts, were down $0.1 million to $40.6 million in the first nine months of 2006 from $40.7 million in the same period of 2005.
The Company’s gross profit was 51.9% in the first nine months of 2006 compared to 54.4% in the first nine months of 2005. The gross profit decrease of 2.5% was the result of the unfavorable combination of new sales generated from the SteelWorks acquisition and the new commercial industrial account at margins significantly less than the prior year together with higher costs for our products and a change in the Company’s customer sales mix. The lower margin sales from SteelWorks and commercial industrial accounts had a negative impact of 2.1% on the Company’s gross profit. The remaining gross profit decrease was the result of higher product costs from our vendors passing on increased prices for commodities such as plastics, aluminum, copper, zinc, and steel used in the manufacture of sign materials, fasteners, and keys. The gross profit percentage rate for the first nine months of 2006 started to benefit from the third quarter implementation of price increases across all product lines. These price increases were used to offset the higher product costs passed on from our vendors earlier this year. In addition, the gross profit also decreased from a change in customer mix resulting from increased sales to the lower gross profit customers in national and regional accounts.
The Company’s condensed consolidated selling, general and administrative expenses (“SG&A”) increased $9.2 million or 8.6% from $106.4 million in the first nine months of 2005 to $115.6 million in the first nine months of 2006. Selling expenses increased $3.1 million or 5.7% primarily as a result of an increase in service and display costs at the increasing number of new national account stores. Warehouse and delivery expenses increased $6.0 million or 16.8% primarily as a result of increased freight, labor, and shipping supplies on the increased sales volume. General and administrative expenses increased by $0.9 million in the first nine months of 2006 compared to the same prior year period. This increase was primarily the result of higher accounting and professional fees and new SteelWorks transition service fees in the 2006 period compared to the 2005 period. The Company recorded a stock compensation charge of $0.5 million in the first nine months of 2006 which was less than the charge of $1.3 million in the same prior year period as a result of a decrease in the fair market value of stock underlying the options issued.
Depreciation expense of $12.4 million in the first nine months of 2006 was slightly more than depreciation of $11.8 million in the first nine months of 2005.
Amortization expense of $5.8 million in the first nine months of 2006 was $0.4 million more than the amortization of $5.4 million in the same period of 2005. The increase in amortization was the result of the acquisition of additional intangible assets from the SteelWorks purchase in January 2006.
The Company recorded a charge for extinguishment of debt of $0.7 million in the first nine months of 2006. This charge reflects the write-off of previously deferred financing fees from the Subordinated Debt Issuance as amended on July 21, 2006.
The Company recorded management and transaction fees of $0.8 million for the first nine months of 2006 and for the first nine months of 2005. The Company is obligated to pay management fees to a subsidiary of CHS for management services rendered in the amount of fifty-eight thousand dollars per month, plus out-of-pocket expenses, and to pay transaction fees to a subsidiary of Ontario Teacher’s Pension Plan for transaction services rendered in the amount of twenty-six thousand dollars per month, plus out of pocket expenses, for each month commencing after March 31, 2004.
Income from operations for the nine months ended September 30, 2006 was $34.8 million, a decrease of $0.2 million from the same period of the prior year.
The Company’s condensed consolidated operating profit margin from operations (income from operations as a percentage of net sales) decreased from 11.9% in the first nine months of 2005 to 10.7% in the same period of 2006. The operating profit margin benefited from the reduction of SG&A expense together with depreciation and amortization as a percentage of sales, but this benefit was completely offset by the decrease in gross profit as a percentage of sales.
Interest expense, net, increased $3.8 million to $19.2 million in the first nine months of 2006 from $15.4 million in the same period of 2005. The increase in interest expense was the result of an increased LIBOR borrowing rate on the Term B Loan and additional borrowings under the senior credit facility to fund the January 5, 2006 SteelWorks acquisition.
Interest expense on the mandatorily redeemable preferred stock and management purchased options was $6.6 million in the first nine months of 2006, an increase of $0.7 million from $5.9 million in the first nine months of 2005. Interest payable on the mandatorily redeemable preferred stock and management purchased options is cumulative and therefore interest expense will continue to increase over time.
The Company pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.2 million per annum in the aggregate. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. For the nine months ended September 30, 2006 and 2005, the Company paid $9.2 million in interest on the Junior Subordinated Debentures, which is equivalent to the amounts distributed by the Trust on the Trust Preferred Securities.
The Company also pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Common Securities at the rate of 11.6% per annum on their face amount of $3.3 million, or $0.4 million per annum in the aggregate. The Trust distributes an equivalent amount to the Company as a distribution on the underlying Trust Common Securities. For the nine months ended September 30, 2006 and 2005, the Company paid $0.3 million interest on the Junior Subordinated Debentures, which is equivalent to the amounts received by the Company as investment income.
The Company recorded an income tax provision of $3.2 million on a pre-tax loss of $0.1 million in the first nine months of 2006 compared to an income tax provision of $4.7 million on pre-tax income of $4.5 million 2005. As discussed in Note 8 of the notes to condensed consolidated financial statements, the 2006 interim provision for income taxes was calculated on a discrete period basis while the 2005 income tax provision was based on the estimated annual effective rate. As a result, the effective income tax rate of -3432.6% for the nine months ended September 30, 2006 was significantly different than the 103.2% rate for the comparable period in 2005. The effective income tax rates differed from the statutory income tax rates in both periods primarily as a result of nondeductible interest on the mandatorily redeemable preferred stock and stock compensation expense.
Cash Flows
The statements of cash flows reflect the changes in cash and cash equivalents for the nine months ended September 30, 2006 and 2005 by classifying transactions into three major categories: operating, investing and financing activities.
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
Cash provided by operating activities was $2.1 million in the first nine months of 2006 compared to cash used of $4.1 million for the same period of 2005. Operating cash outflows have historically been higher in the first two fiscal quarters as selling volume and inventory levels generally increase as the Company approaches the stronger spring and summer selling seasons. The cash collections have historically improved in the third quarter following the spring and summer selling seasons. The seasonal working capital impact was less in the first nine months of 2006 compared to the same period in 2005. This was the result of a greater than normal inventory build in 2005 when the Company increased its stock of product sourced from overseas in anticipation of potential congestion at the West Coast ports. As a result, cash used for the seasonal inventory build was $5.7 million lower in the first nine months of 2006. The increase in accounts payable of $5.6 million in the first nine months of 2006 provided $7.3 million more cash than the comparable period in 2005. The increase in accounts receivable of $16.2 million in the first nine months of 2006 used $0.3 million more cash than in 2005.
Investing Activities
Net cash used for investing activities was $45.3 million for the first nine months of 2006 compared to $11.7 million for the same prior year period. The SteelWorks acquisition for $34.2 million in January 2006 was the primary reason for the increase in investing activities from the prior year.
The principal recurring investing activities are property additions primarily for key duplicating machines. Net property additions for the first nine months of 2006 were $11.0 million compared to $11.5 million in the comparable prior year period. The $0.5 million decrease in capital expenditures in the first nine months of 2006 compared to the prior year period was primarily due to a decrease of $1.5 million in expenditures for leasehold improvements. The 2005 expenditures for leasehold improvements included $1.6 million related to the expansion of the Cincinnati office location and the relocation and build out of the Tempe office location. The amount of expenditures for key duplicating machines decreased slightly to $6.5 million in the first nine months of 2006 compared to $6.9 million in 2005. These reductions were partially offset by an increase in expenditures of $1.4 million for plant equipment and computer equipment & software primarily used for operational enhancements.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2006 was $20.1 million compared to net cash used of $1.7 million for the comparable period in 2005. The current year period includes $20.2 million in cash provided by additional borrowings on the senior term loans compared to repayments of $1.6 million in the prior year period. The Company’s cash balances, rather than revolver or senior term loan borrowings, were used to fund the seasonal increase in working capital requirements for the first nine months of 2005.
Liquidity and Capital Resources
The Company’s working capital position (defined as current assets less current liabilities) of $103.6 million at September 30, 2006 represents a decrease of $0.8 million from the December 31, 2005 level of $104.4 million. The primary factor for this decrease in working capital was the use of approximately $27.0 million in cash together with borrowings of approximately $7.2 million from the revolving credit facility for the acquisition of SteelWorks. The resulting reduction in working capital was offset by the seasonal increase in inventories and accounts receivable of $25.7 million. The Company’s current ratio (defined as current assets divided by current liabilities) decreased to 2.99x at September 30, 2006 from 3.11x at December 31, 2005.

The Company’s contractual obligations in thousands of dollars as of September 30, 2006 are summarized below:

		Payments Due
		Less Than	1 to 3	3 to 5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Junior Subordinated Debentures (1)	$116,999	$—	$—	$—	$116,999
Senior Term Loans	234,413	2,350	4,700	227,363	—
Unsecured Subordinated Notes	49,820	—	—	—	49,820
Interest Payments (2)	105,481	24,823	49,046	31,612	—
Operating Leases	48,307	8,837	10,332	7,955	21,183
Mandatorily Redeemable Preferred Stock	75,894	—	—	—	75,894
Management Purchased Options	4,509	—	—	—	4,509
Accrued Stock Based Compensation on Preferred Options	3,322	—	—	—	3,322
Deferred Compensation Obligations	5,149	408	816	816	3,109
Capital Lease Obligations	735	226	408	59	42
Other Obligations	4,854	3,654	800	154	246

Total Contractual Cash Obligations	$649,483	$40,298	$66,102	$267,959	$275,124

(1)	The junior subordinated debentures liquidation value is approximately $108,707.

(2)	Interest payments for Senior Term Loans and Unsecured Subordinated Notes. Interest payments on the variable rate Senior Term Loans were calculated using actual interest rates through September 30, 2006 and a LIBOR rate of 5.5% plus applicable margin of 3.0% thereafter.
All of the obligations noted above are reflected on the Company’s condensed consolidated balance sheet as of September 30, 2006 except for the operating leases and interest payments.
The Company had approximately $235.1 million of outstanding debt under its collateralized credit facilities at September 30, 2006, consisting of $234.4 million in a term loan and $0.7 million in capitalized lease obligations. The term loan consisted of a $234.4 million Term B Loan (the “Term Loan B”) currently at a three (3) month LIBOR rate plus margin of 8.50%. The capitalized lease obligations were at various interest rates.
As of September 30, 2006, the Company had $32.2 million available under its $40.0 million revolving credit facility. Availability under the revolving credit facility was reduced by outstanding letters of credit of $7.8 million.
As of September 30, 2006, the Company had purchase commitments of $0.2 million for marine cargo contracts and $0.4 million for a new advanced planning and scheduling system.
Prior to the amendment to the Subordinated Debt Agreement on July 21, 2006, interest on the $47.5 million of unsecured subordinated notes issued to Allied Capital on March 31, 2004 was at a fixed rate of 13.5% per annum, with cash interest payments being required on a quarterly basis at a fixed rate of 11.25% commencing April 15, 2004. The outstanding principal balance of the Subordinated Debt Issuance was increased on a quarterly basis at the remaining 2.25% fixed rate (the “PIK Amount”). All of the PIK Amounts are due on the maturity date of September 30, 2011 for the Subordinated Debt Issuance. Effective July 21, 2006, the Subordinated Debt Agreement was amended to reduce the interest rate to a fixed rate of 10.0% payable on a quarterly basis. As of September 30, 2006, the outstanding Subordinated Debt Issuance including the PIK Amounts was $49.8 million.
The Senior Credit and Subordinated Debt Agreements, among other provisions, contain financial covenants requiring the maintenance of specific leverage and interest coverage ratios and levels of financial position, restrict the incurrence of additional debt and the sale of assets, and permit acquisitions with the consent of the lenders. The Company was in compliance with all provisions of the Senior Credit and Subordinated Debt Agreements as of September 30, 2006.

Critical Accounting Policies and Estimates
Significant accounting policies and estimates are summarized in the footnotes to the condensed consolidated financial statements. Some accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate. Management believes these estimates and assumptions are reasonable based on the facts and circumstances as of September 30, 2006, however, actual results may differ from these estimates under different assumptions and circumstances.
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
See Note 11, Stock-Based Compensation, of the notes to condensed consolidated financial statements for further discussion of stock-based compensation and SFAS No. 123(R).
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
Accounts Receivable and Allowance for Doubtful Accounts:
The Company establishes an allowance for doubtful accounts using the specific identification method and also provides a reserve in the aggregate. The estimates for calculating the aggregate reserve are based on historical information. The allowance for doubtful accounts was $388 as of September 30, 2006 and $434 as of December 31, 2005.

Inventory Realization:
Inventories consisting predominantly of finished goods are valued at the lower of cost or market, cost being determined principally on the weighted average cost method. Excess and obsolete inventories are carried at net realizable value. The historical usage rate is the primary factor used by the Company in assessing the net realizable value of excess and obsolete inventory. A reduction in the carrying value of an inventory item from cost to market is recorded for inventory with no usage in the preceding twenty-four month period or with on hand quantities in excess of twenty-four months average usage. The inventory reserve amounts were $4,480 as of September 30, 2006 and $3,630 as of December 31, 2005.
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
Self-insurance Reserves:
The Company self insures its product liability, worker’s compensation and general liability losses up to $250 thousand per occurrence. Catastrophic coverage is maintained for occurrences in excess of $250 thousand up to $35.0 million.
The Company self insures its group health claims up to an annual stop loss limit of $175 thousand per participant. Aggregate coverage is maintained for annual group health insurance claims in excess of 125% of expected claims.
Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claim data and certain actuarial assumptions.
Inflation
The Company is sensitive to inflation present in the economies of the United States and our foreign suppliers located primarily in Taiwan and China. Inflation in years prior to 2004 produced only a modest impact on the Company’s operations. However, the recent growth in China’s economic activity has increased overall demand for materials used in the manufacture of our products. This increased demand produced cost increases for certain of our fastener products which exceeded the prevailing rate of inflation in the latter part of 2003 and throughout most of 2004. The fastener prices from our foreign suppliers were stabilized during 2005. However, in the early part of 2006, increases in costs for commodities such as copper, zinc, aluminum, and steel had an unfavorable impact on the cost of key and threaded rod prices from our domestic suppliers. Additionally, the increases in the cost of diesel fuel have contributed to transportation rate increases. Continued inflation and resulting cost increases over a period of years would result in significant increases in inventory costs and operating expenses. However, such higher cost of sales and operating expenses can generally be offset by increases in selling prices, although the ability of the Company’s operating divisions to raise prices is dependent on competitive market conditions. The Company was able to recover most of the 2003 and 2004 fastener cost increases by raising prices to its customers. The Company also increased prices in the third quarter of 2006 on the effected product lines to recover most of the cost increases incurred to date.

Forward-Looking Statements
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
On August 28, 2006, the Company entered into a new Interest Rate Swap Agreement (“New Swap”) with a two-year term for a notional amount of $50 million. The New Swap fixes the interest rate at 5.375% plus applicable interest rate margin.
Based on Hillman’s exposure to variable rate borrowings at September 30, 2006, a one percent (1%) change in the weighted average interest rate for a period of one year would change the annual interest expense by approximately $1.8 million.
The Company is exposed to foreign exchange rate changes of the Canadian and Mexican currencies as it impacts the $2.1 million net asset value of its Canadian and Mexican subsidiaries as of September 30, 2006. Management considers the Company’s exposure to foreign currency translation gains or losses to be minimal.
Item 4.
Controls and Procedures
Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, which included the matters discussed below, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period ended September 30, 2006, in ensuring that material information relating to The Hillman Companies, Inc. required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The discussion below relates to procedures implemented during the first six months of 2006.

Prior Material Weaknesses and Remediation
A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. At June 30, 2006, the Company concluded that the material weaknesses described below existed:
(1) The Company did not maintain effective controls over the timing of the recognition of revenue. Specifically, revenue recognition determination was not reflective of contract terms related to when title and risk of loss transferred to the customer in order to record revenue in accordance with generally accepted accounting principles (“GAAP”). This control deficiency resulted in the restatement of the Company’s 2002 consolidated financial statements, interim and annual consolidated financial statements for the year ended December 31, 2003, the three months ended March 31, 2004 and June 30, 2004, the three and six months ended September 30, 2004, the nine months ended December 31, 2004, the three months ended March 31, 2005, as well as audit adjustments to the 2005 consolidated financial statements affecting revenue, cost of sales, deferred revenue and other current assets.
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
Accordingly, management had determined that each of the above control deficiencies represented a material weakness.
Remediation of Material Weaknesses
During the six month period ended June 30, 2006, the Company implemented controls and enhanced procedures to address the material weaknesses described above. The new controls and procedures include the following:
•	Increased training and resources in the income tax accounting area. Effective January 2006, the Company retained a nationally recognized tax and accounting firm to review all of the quarterly and annual income tax accounting.

•	Expanded review procedures and controls related to unique and specialized transactions. Again, the Company has retained a nationally recognized tax and accounting firm to review the tax accounting including the accounting for specialized transactions. In addition, the Company has retained an independent consultant to review specialized accounting transactions including the adoption of new accounting pronouncements and the accounting for purchase business combinations.

•	Designed and implemented new review procedures and controls related to income tax accounting. The Company worked with outside consultants to develop and implement a monthly and quarterly income tax accounting control matrix.

•	Increased review procedures and controls related to sales and marketing initiatives as well as sales contracts and agreements.

•	Revised the disclosure committee charter to include improved review and monitoring controls over financial reporting. In addition, the Company expanded membership of the committee and increased the frequency of disclosure committee meetings. Disclosure committee members have been given new tools, including a web based accounting research tool to keep current on accounting and financial reporting developments.
The Company tested the effectiveness of the newly implemented controls and found them to be effective and have concluded that, as of September 30, 2006, the material weaknesses described above have been remediated. The Company’s management has concluded that the condensed consolidated financial statements included in this quarterly report fairly state, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented in conformity with GAAP.

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
Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds.
On July 31, 2006, the Company sold 88 shares of Class A Preferred Stock for $88,000, 62 shares of Hillman Investment Company Class A Preferred Stock for $62,000 and 4.396 shares of Class A Common Stock for $10,000 to an executive of the Company. These shares were sold in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.
Item 3. – Defaults Upon Senior Securities.
     Not Applicable
Item 4. – Submission of Matters to a Vote of Security Holders.
     Not Applicable
Item 5. – Other Information.
     Not Applicable
Item 6. – Exhibits.
a)		Exhibits, including those incorporated by reference.

10.1	*	Executive Securities Agreement by and between The Hillman Companies, Inc., Hillman Investment Company and James M. Honerkamp dated July 31, 2006.

31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
THE HILLMAN COMPANIES, INC.

/s/ James P. Waters	/s/ Harold J. Wilder

James P. Waters	Harold J. Wilder
Vice President — Finance	Controller
(Chief Financial Officer)	(Chief Accounting Officer)
DATE: November 14, 2006