Form 10-K
period 2006-12-31
HILLMAN COMPANIES INC
filed 2007-03-30
CIK 1029831

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
Commission file number 1-13293
The Hillman Companies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	23-2874736

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10590 Hamilton Avenue
Cincinnati, Ohio	45231

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (513) 851-4900
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

11.6% Junior Subordinated Debentures	None
Preferred Securities Guaranty	None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act of 1934. YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). (Check one):
Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
On March 30, 2007, there were 6,217.3 Class A Common Shares issued and outstanding, 1,000.0 Class B Common Shares issued and outstanding, 2,787.1 Class C Common Shares issued and outstanding, 82,192.8 Class A Preferred Shares issued and outstanding by the Registrant and 57,344.4 Class A Preferred Shares issued and outstanding by the Hillman Investment Company and 4,217,724 Trust Preferred Securities issued and outstanding by the Hillman Group Capital Trust. The Trust Preferred Securities trade on the American Stock Exchange under symbol HLM.Pr. The aggregate market value of the Trust Preferred Securities held by non-affiliates at June 30, 2006 was $115,987,410.

PART I
Item 1 – Business.
General
The Hillman Companies, Inc. (“Hillman” or the “Company”) is one of the largest providers of hardware-related products and related merchandising services to retail markets in North America. The Company’s principal business is operated through its wholly-owned subsidiary, The Hillman Group, Inc. (the “Hillman Group”) which had sales of approximately $423.9 million in 2006. The Hillman Group sells its products to hardware stores, home centers, mass merchants, pet supply stores, and other retail outlets principally in the United States, Canada, Mexico, Latin America and the Caribbean. Product lines include thousands of small parts such as fasteners and related hardware items; threaded rod and metal shapes; keys, key duplication systems and accessories; and identification items, such as, tags and letters, numbers, and signs. The Company supports its product sales with value added services including design and installation of merchandising systems and maintenance of appropriate in-store inventory levels.
The Company headquarters is located at 10590 Hamilton Avenue, Cincinnati, Ohio. The Company maintains a website at http://www.hillmangroup.com. Information contained or linked on our website is not incorporated by reference into this annual report, and should not be considered a part of this annual report.
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
On March 31, 2004, Hillman was acquired by affiliates of Code Hennessy & Simmons LLC (“CHS”). Pursuant to the terms and conditions of the related Agreement and Plan of Merger (“Merger Agreement”), dated as of February 14, 2004, the Company was merged with an affiliate of CHS, with the Company surviving the merger (“Merger Transaction”). The total consideration paid in the Merger Transaction was $511.6 million including the repayment of outstanding debt and the value of the Company’s outstanding Trust Preferred Securities.
As a result of the change of control, affiliates of CHS own 49.1% of the Company’s common stock and 54.5% of the Company’s voting common stock, Ontario Teacher’s Pension Plan (“OTPP”) owns 27.9% of the Company’s common stock and 31.0% of the Company’s voting common stock and HarbourVest Partners VI owns 8.7% of the Company’s common stock and 9.7% of the Company’s voting common stock. OTPP’s voting rights with respect to the election of directors to the Board of Directors is limited to the lesser of 30.0% or the actual percentage of voting common stock held. Certain members of management own 14.1% of the Company’s common stock and 4.5% of the Company’s voting common stock. For a discussion of the Company’s capital stock, see Note 14, Common and Preferred Stock, of Notes to Consolidated Financial Statements.
On January 5, 2006, the Company’s Hillman Group, Inc. subsidiary purchased certain assets of The SteelWorks Corporation (“Steelworks”), a Denver, Colorado, based manufacturer and distributor of metal shapes, threaded rod and metal sheet to the retail hardware and home improvement industry. Revenues of the SteelWorks customer base acquired were approximately $28.2 million for the year ended December 31, 2006. The aggregate purchase price was $34.4 million paid in cash at closing.

For additional information on certain of the transactions, see “Item 7 — Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”
Industry Overview
Hillman operates in multiple channels of the retail marketplace such as hardware stores, regional home centers, and national home centers and mass merchants. Hillman focuses on delivering merchandising systems, point-of-sale displays, product support and sales installation services through its nationwide field sales and service force to the retail sector.
These retail channels have experienced significant change as a result of the growth of the large national big box (“Big Box”) chains (defined as mass merchants, home centers, and large-format grocery/drug centers), which have taken market share from the regional home centers and independent hardware dealers and cooperatives. Hillman has developed sales, marketing, merchandising and service specifically to meet the needs of the Big Box chains which include Lowe’s, Home Depot, and Wal-Mart. Hillman believes that its market knowledge, merchandising skills, breadth of inventory, and value-added services, including support and fulfillment capabilities, will enable the Company to maintain its relationships with the Big Box chains.
The Hillman Group
The Company is organized as a single business segment, The Hillman Group. A subsidiary of the Hillman Group operates in Canada under the name The Hillman Group Canada, Ltd. and another in Mexico under the name SunSource Integrated Services de Mexico SA de CV. With 2006 sales of approximately $423.9 million, the Hillman Group believes it is a leading provider of fasteners and related small hardware items; threaded rod and metal shapes; keys, key duplication systems and related accessories; and identification items, such as tags and letters, numbers and signs to retail outlets in North America. Retail outlets served by Hillman include hardware stores, home centers, mass merchants, pet supply stores, grocery stores and drug stores. Through its field sales and service organization, Hillman complements its extensive product selection with value-added services for the retailer.
Sales and service representatives regularly visit retail outlets to review stock levels, reorder items in need of replacement, and interact with the store management to offer new product and merchandising ideas. Thousands of items can be actively managed with the retailer experiencing a substantial reduction in paperwork and labor costs. Service representatives also assist in organizing the products in a consumer-friendly manner. Hillman complements its broad range of products with value-added merchandising services such as displays, product identification stickers, retail price stickers, store rack and drawer systems, assistance in rack positioning and store layout, and inventory restocking services. Hillman regularly introduces new products and package designs with color-coding for ease of shopping by consumers and modifies rack designs to improve the attractiveness of individual store displays. Hillman functions as a merchandising manager for retailers and supports this service with high order fill rates and rapid delivery of products sold.
The Company ships its products from 11 strategically located distribution centers in the United States and Canada (See Item 2 – Properties). In 2004, the Company moved into a new facility in Lewisville, Texas, and the implementation of warehouse management technology was completed in December. In June 2005, warehouse management software was implemented in the Shafter, California facility. In June 2006, the Company consolidated the Charlotte, NC, and Riviera Beach, FL, distribution centers into a warehouse management software enabled facility in Jacksonville, FL. Hillman utilizes a third-party logistics provider to warehouse and ship customer orders in Mexico. Currently, orders are shipped within 48 hours with a 97% order fill rate. The average single sale in 2006 was approximately three hundred dollars.
Hillman also manufactures and markets a value-added mix of high-tech and conventional products in two core product categories: key duplication systems and identification systems. The patent-protected Axxess Precision Key Duplication System™ has proven to be a profitable revenue source within Big Box retailers. The technology developed for this system revolutionized the key duplicating process utilizing computer aided alignment, indexing and duplication of keys. This system has been placed in over 14,700 retail locations to date and is supported by Hillman sales and service representatives.

In addition, Hillman offers Quick-Tag™, a commercialized, consumer-operated vending system which provides custom engraved specialty items, such as pet identification tags, luggage tags and other engraved identification tags. To date, more than 3,600 Quick-Tag™ machines have been placed in retail locations which are being supported by Hillman’s sales and service representatives.
          Products and Suppliers
Hillman currently purchases its products from approximately 650 vendors, the largest of which accounted for approximately 10.0% of the Company’s annual purchases and the top five of which accounted for approximately 33.9% of its purchases. About 39.0% of Hillman’s purchases are from overseas suppliers, with the balance from domestic manufacturers and master distributors. The Company’s vendor quality control procedures include on-site evaluations and frequent product testing. Vendors are also evaluated based on delivery performance and the accuracy of their shipments.
          Fasteners
Fasteners still remain the core of Hillman’s business and the product line encompasses more than 40,000 SKU’s, which is believed to be one of the largest selections among suppliers servicing the hardware retail segment. The fastener line includes standard and specialty nuts, bolts, washers, screws, anchors, and picture hanging items. Hillman offers brass, chrome, nylon, stainless steel and galvanized fasteners in this vast line of products. In addition, the Company carries a complete line of indoor and outdoor project fasteners for use with drywall and deck construction.
Some of the Company’s latest offerings include WallDog™, which is an innovative, all steel, one-piece screw anchor which features high profile threads for easy fastening into drywall and masonry base materials. Also, the chrome fastener line is offered primarily to franchise and independent hardware stores and automotive parts retailers. This chrome product line is believed to be one of the most comprehensive in the retail market and is growing in popularity with both the automotive and motorcycle industries.
Fasteners generated approximately 54.2% of the revenue in 2006.
          Keys and Key Accessories
Hillman designs and manufactures state-of-the-art, proprietary equipment which forms the cornerstone for the Company’s key duplication business. The Hillman key duplication system is offered in various retail channels including mass merchants, home centers, automotive parts retailers, franchise and independent hardware stores, and grocery/drug chains; it can also be found in many service based businesses like locksmiths and parcel shipping outlets.
Hillman markets its key duplication system under two different brands. The Axxess Precision Key Duplication System© is marketed to national retailers requiring a key duplication program easily mastered by novice associates, while the Hillman Key Program targets the franchise hardware and independent retailers, with a machine that works well in businesses with lower turnover and highly skilled employees. There are over 14,000 Axxess Programs placed in North American retailers including Wal-Mart, Kmart, Sears, The Home Depot, Lowe’s, Menards and Long’s Drugs. Hillman key machines can be found in over 4,000 retail accounts.
In addition to key duplication, Hillman has an exclusive, strategic partnership with Barnes Distribution for the distribution of the proprietary PC+© Code Cutter which produces automobile keys based on a vehicle’s identification number. The Code Cutter machines are marketed to automotive dealerships, auto rental agencies and various companies with truck and vehicle fleets. Since its introduction, over 7,900 PC+© units and 5,300 of the new Flash Code Cutter units have been sold.

Hillman also markets key accessories in conjunction with its key duplication systems. Popular accessories include the Key Light™, Valet KeyChain™, Fanatix™ key identifiers, key coils and key clips. The Key Mates™ line of key accessories includes a broad range of products such as key chains, tags, lights, floats, holders, whistles and a host of other miscellaneous complementary items. Hillman has taken the key and key accessory categories from a price sensitive commodity to a fashion driven business and has significantly increased retail pricing and gross margins. New fashion key and accessory programs that have been recently introduced include licensed programs featuring NFL, MLB, NBA, Disney and other popular licensed properties.
Keys, key accessories and Code Cutter represented approximately 22.5% of total revenues in 2006.
          Engraving
Quick-Tag™ is a patented, state-of-the-art consumer-operated vending system that custom engraves and dispenses specialty products such as pet identification tags, military-style I.D. tags, holiday ornaments and luggage tags. Quick-Tag™ is an easy, convenient means for the consumer to custom engrave tags while shopping at large format retail stores such as Wal-Mart and PetSmart. Hillman has placed over 3,600 Quick-Tag™ machines in retail outlets throughout the United States and Canada.
Innovation has played a major role in the development of the Company’s Quick-Tag™ machine. Using an interactive touch screen, customers input information such as a pet name and telephone number, and the system’s proprietary technology engraves the tag in less than two minutes. The Quick-Tag™ system does not require incremental labor and generates high levels of customer satisfaction and attractive margins for the retailer. This custom engraving system generates retail profit per square foot over seven times the typical retail average. Styles include NFL and NCAA logo military tags.
Hillman purchases a wide variety of materials and components to manufacture the Axxess Key Duplication and Quick-Tag™ engraving machines, many of which are manufactured to its specifications. Management does not believe that it is overly dependent on any one supplier. The machine components do not generally require proprietary technology and Hillman has identified or used alternate suppliers for its primary sourcing needs.
Engraving products represented approximately 8.5% of total revenue in 2006.
          Letters, Numbers and Signs
Letters, Numbers and Signs (“LNS”) includes utilitarian product lines that target both the homeowner and commercial user. Product lines within this category include individual and/or packaged letters, numbers, signs, safety related products (e.g. 911 signs), driveway markers, and a diversity of sign accessories, such as sign frames.
Hillman markets LNS products under the Hillman Sign Center brand. Through a series of strategic acquisitions, exclusive partnerships, and organic product development, the Hillman LNS program gives retailers one of the largest product offerings available in this category. This SKU intensive product category is considered a staple for retail hardware departments and is typically merchandised in eight linear feet of retail space containing hundreds of SKU’s. In addition to the core product program, Hillman provides its customers with value-added retail support including custom plan-o-grams and merchandising solutions which incorporate a wide variety of space-utilizing merchandisers.
Hillman has expanded the LNS product offering to capitalize on the growing home improvement market by developing a new line of high-end house numbers and address plaques. This program has been successfully launched in The Home Depot under their private label brand of Perfect Home™ and is in the process of being marketed to several other major retail accounts under the Hillman Distinctions™ brand. The addition of this new program provides Hillman with a unique, competitive position expected to yield new revenue growth in this otherwise mature product category.

The Hillman LNS program can be found in Big Box retailers, mass merchants, and pet supply accounts. In addition, Hillman has product placement in franchise and independent hardware retailers.
The LNS category represented approximately 8.2% of total revenue in 2006.
          Threaded Rod
With the Company’s January 5, 2006, acquisition of SteelWorks™, Hillman is now a leading supplier of metal shapes and threaded rod in the retail market. The line includes hot and cold rolled rod, both weld-able and plated, as well as a complete offering of All-Thread rod in galvanized, stainless steel, and brass.
The SteelWorks program is carried by many top retailers, including Lowes, Menards, and Sears, and through co-ops such as Ace, True Value and Do-It-Best. In addition, Hillman is the primary supplier of metal shapes to many wholesalers throughout the country.
Threaded rod generated approximately 6.6% of the revenue in 2006.
          Markets and Customers
Hillman sells its products to national accounts such as Lowe’s, Home Depot, Wal-Mart, Tractor Supply, Sears, Menards, PetSmart, and Petco. Hillman’s status as a national supplier of proprietary products to Big Box retailers allows it to develop a strong market position and high barriers to entry within its product categories.
Hillman services approximately 15,000 franchise and independent (“F&I”) retail outlets. These individual dealers are typically members of the larger cooperatives, such as True Value, Ace, and Do-It-Best. The Company sells directly to the cooperative’s retail locations and also supplies many items to the cooperative’s central warehouses. These central warehouses distribute to their members that do not have a requirement for Hillman’s in-store service. These arrangements reduce credit risk and logistic expenses for Hillman while also reducing central warehouse inventory and delivery costs for the cooperatives.
A typical hardware store maintains thousands of different items in inventory, many of which generate small dollar sales but large profits. It is difficult for a retailer to economically monitor all stock levels and to reorder the products from multiple vendors. The problem is compounded by the necessity of receiving small shipments of inventory at different times and having to stock the goods. The failure to have these small items available will have an adverse effect on store traffic, thereby denying the retailer the opportunity to sell items that generate higher dollar sales.
Hillman sells its products to approximately 20,700 customers, the top five of which accounted for approximately 45.5% of its total revenue in 2006. Lowe’s is the single largest customer, representing approximately 20.6% of total revenue, Home Depot is the second largest at approximately 10.0% and Wal-Mart is the third largest at approximately 8.9%. No other customer accounted for more than 5.0% of the Company’s total revenue in 2006.
The Company’s telemarketing activity sells to thousands of smaller hardware outlets and non-hardware accounts. New business is also being pursued internationally in such places as Canada, Mexico, South and Central America, and the Caribbean.
          Sales and Marketing
The Hillman Group provides product support, customer service and profit opportunities for its retail distribution partners. The Company believes its competitive advantage is in its ability to provide a greater level of customer service than the competition.

As a company, service is the hallmark of Hillman. The national accounts field service organization consists of over 450 employees and 28 field managers focusing on Big Box retailers, pet super stores, large national discount chains and grocery stores. This organization reorders products, details store shelves, and sets up in-store promotions. Many of the Company’s largest customers use electronic data interchange (“EDI”) for handling of orders and invoices.
The Company employs the largest factory direct sales force in the industry, consisting of 221 people, managed by 18 field managers. The depth of the sales and service team enables Hillman to maintain consistent call cycles ensuring that all customers experience proper stock levels and inventory turns. This team also builds custom plan-o-grams of displays to fit the needs of any store, as well as establishing programs that meet customers’ requirements for pricing, invoicing, and other needs. This group also benefits from daily internal support from the inside sales and customer service teams. Each sales representative is responsible for approximately 50 full service accounts that they call on approximately every two weeks.
These efforts, coupled with those of the Marketing Department, allow the sales force to not only sell products, but sell merchandising and technological support capabilities as well. Marketing provides support through the development of new products, sales collateral material, promotional items, merchandising aids and custom signage/POP. Marketing services such as advertising, graphic design, and trade show management are also provided.
          Competition
The primary competitors in the national accounts marketplace for fasteners are ITW Inc., R&B Inc., Midwest Fastener, and the Newell Group. Competition is based primarily on in-store service and price. Other competitors are local and regional distributors. Competitors in the pet tag market are specialty retailers, direct mail order and retailers with in-store mail order capability. The Quick-Tag™ system has patent protected proprietary technology that is a major barrier to entry and preserves this market segment.
The principal competitors for Hillman’s F&I business are Midwest Fasteners, Serv-A-Lite, and Hy-Ko in the hardware store marketplace. Midwest and Serv-A-Lite primarily focus on fasteners, while Hy-Ko is the major competitor in LNS products and keys/key accessories. Management estimates that Hillman sells to approximately 65% of the full service hardware stores in the F&I marketplace. The hardware outlets that purchase products but not services from Hillman also purchase products from local and regional distributors and cooperatives. Hillman competes primarily on field service, merchandising, as well as product availability, price and depth of product line.
Insurance Arrangements
Under the Company’s current insurance programs, commercial umbrella coverage is obtained for catastrophic exposure and aggregate losses in excess of expected claims. Since October 1991, the Company has retained the exposure on certain expected losses related to worker’s compensation, general liability and automobile. The Company also retains the exposure on expected losses related to health benefits of certain employees. The Company believes that its present insurance is adequate for its businesses. See Note 18, Commitments and Contingencies, of Notes to Consolidated Financial Statements.
Employees
As of December 31, 2006, the Company had 1,897 full time and part time employees. In the opinion of management, employee relations are good.
Backlog
The Company’s sales backlog from ongoing operations was $7.6 million as of December 31, 2006, and $5.8 million as of December 31, 2005.

Where You Can Find More Information
The Company files quarterly reports on Form 10-Q, annual reports on Form 10-K, current reports on Form 8-K, and other information with the Securities and Exchange Commission (the “Commission”). You may read and copy any reports, statements, or other information filed by the Company at the Commission’s public reference rooms at 100 F Street, N.E., Washington, D.C. 20549. Please call the Commission at 1-800-SEC-0330 for more information on the public reference rooms. The Commission also maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, like Hillman, that file electronically with the Commission. Copies may also be obtained, after paying a duplicating fee, by electronic request to publicinfo@sec.gov or by written request to Public Reference Section, Washington, D.C. 20549-0102.
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
The Company’s three largest customers constituted approximately 39.5% of sales for 2006. The loss of one of these customers or a material adverse change in the relationship with these customers could have a negative impact on business. The Company’s inability to penetrate new channels of distribution may also have a negative impact on its future sales and business.
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
The Company imports a significant portion of its product from the Far East including China, Taiwan and India. As a result, the Company is exposed to movements in the currency exchange rates of these countries versus the United States dollar.
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
As a result of the Merger Transaction and the January 2006 acquisition of SteelWorks, the Company has $260.6 million of goodwill and $47.3 million of indefinite-lived tradenames recorded on its Consolidated Balance Sheet at December 31, 2006. The Company is required to periodically determine if its goodwill or indefinite-lived tradenames have become impaired, in which case it would write down the impaired portion of the intangible asset. If the Company were required to write down all or part of its goodwill or indefinite-lived tradenames, its net income could be materially adversely affected.
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
The Company has significant indebtedness that could affect operations and financial condition.
The Company had consolidated long term debt and capitalized lease obligations of $284.4 million at December 31, 2006. The level of indebtedness and the significant debt servicing costs associated with our indebtedness requires that a substantial portion of cash flows from operations be dedicated to make payments on debt, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions, and other general corporate purposes; limiting flexibility in planning for, or reacting to, changes in the industries in which we compete; placing the Company at a competitive disadvantage compared to competitors, some of whom have lower debt service obligations and greater financial resources; limiting the ability to borrow additional funds; and increasing the Company’s vulnerability to general adverse economic and industry conditions.
The failure to meet certain financial covenants required by our credit agreements may materially and adversely affect assets, financial position and cash flows.
Certain of the Company’s credit agreements require the maintenance of certain interest coverage and leverage ratios and limit our ability to incur debt, make investments, make dividend payments to holders of the Trust Preferred Securities or undertake certain other business activities. A breach of these covenants could result in an event of default under the credit agreements. Upon the occurrence of an event of default under the credit agreements, all amounts outstanding, together with accrued interest, could be declared immediately due and payable by the creditors. If this happens, assets may not be sufficient to repay in full the payments due under the credit agreements.
Item 1B — Unresolved Staff Comments.
None.

Item 2 – Properties.
The Company’s principal office, manufacturing and distribution properties are as follows:

	Approximate
Location	Square Footage	Description
Cincinnati, Ohio	248,200	Office, Distribution
Forest Park, Ohio	335,700	Distribution
Tempe, Arizona	184,100	Office, Mfg., Distribution
Jacksonville, Florida	96,500	Distribution
Shafter, California	84,000	Distribution
Lewisville, Texas	72,300	Distribution
Wilsonville, Oregon	29,400	Distribution
Green Island, New York	56,000	Distribution
LaCrosse, Wisconsin	48,000	Distribution
Goodlettsville, Tennessee	72,000	Mfg., Distribution
Mississauga, Ontario	11,000	Office, Distribution
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
Item 4 – Submission of Matters to a Vote of Security Holders.
The Company did not submit any matters to a vote of Trust Preferred holders during the quarter ended December 31, 2006.

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

2006	High	Low
First Quarter	$29.40	$28.59
Second Quarter	28.70	25.50
Third Quarter	29.80	27.74
Fourth Quarter	29.55	27.30

2005	High	Low
First Quarter	$29.44	$27.55
Second Quarter	29.25	28.15
Third Quarter	29.29	28.75
Fourth Quarter	29.28	28.61
The Trust Preferred Securities have a liquidation value of $25.00 per security. As of March 14, 2007, there were 638 holders of Trust Preferred Securities and sixteen (16) common stockholders. The total number of Trust Preferred Securities outstanding as of March 30, 2007, was 4,217,724. The total number of shares of Common Stock outstanding as of March 30, 2007, was 10,004.4.
Distributions
The Company pays interest to the Hillman Group Capital Trust (“the Trust”) on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.2 million per annum in the aggregate. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. For the years ended December 31, 2006 and 2005, the Company paid $12.2 million per year in interest on the Junior Subordinated Debentures, which was equivalent to the amounts distributed on the Trust for the same periods.
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
Issuer Purchases of Equity Securities
The Company made no repurchases of its equity securities during 2006.

Item 6 – Selected Financial Data.
As a result of the Merger Transaction, the Company’s operations for the periods presented subsequent to the March 31, 2004 acquisition by Code Hennessey & Simmons LLC are referenced herein as the successor operations (the “Successor” or “Successor Operations”) and include the effects of the Company’s debt refinancing. The Company’s operations for the periods presented prior to the Merger Transaction are referenced herein as the predecessor operations (the “Predecessor” or “Predecessor Operations”).
The following table sets forth selected consolidated financial data of the Predecessor as of and for the three months ended March 31, 2004, the years ended December 31, 2003 and 2002; and consolidated financial data of the Successor as of and for the nine months ended December 31, 2004 and the years ended December 31, 2006 and 2005. See the accompanying Notes to Consolidated Financial Statements and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information regarding the acquisition of the Company by CHS and the Company’s debt refinancing as well as other acquisitions that affect comparability.

	(dollars in thousands)
	Successor			Predecessor
	Year Ended	Year Ended	Nine Months Ended	Three Months Ended	Year Ended	Year Ended
	12/31/06	12/31/05	12/31/04	03/31/04	12/31/03	12/31/02
		(as restated) (3)
Income Statement Data:
Net sales	$423,901	$382,512	$273,374	$78,190	$317,671	$286,599
Gross profit	220,450	206,290	150,402	42,807	174,316	160,503
Non-recurring expense (2)	—	—	—	30,707	—	—
Extinguishment of debt	726	—	—	—	—	—
Net (loss) income	(7,648)	(2,442)	779	(20,366)	(5,709)	5,243

Balance Sheet Data at December 31:
Total assets	$653,584	$631,288	$628,899	N/A	$354,253	$375,653
Long-term debt and capitalized lease obligations (1)	284,406	263,508	264,101	N/A	150,338	147,175

(1)	Includes current portion of long-term debt and capitalized lease obligations.

(2)	Non-recurring expenses incurred in connection with CHS merger including $24,353 for stock options granted at an exercise price below fair market value, $4,035 in investment banking and legal fees, $1,922 in management bonuses and $397 in payroll taxes. See Note 16, Non-recurring Expense, of Notes to the Consolidated Financial Statements for further details.

(3)	See Note 2 to the Consolidated Financial Statements.

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation.
The following discussion provides information which management believes is relevant to an assessment and understanding of the Company’s operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and related notes and schedules thereto appearing elsewhere herein.
Forward Looking Statements
Certain disclosures related to acquisitions and divestitures, refinancing, capital expenditures, resolution of pending litigation and realization of deferred tax assets contained in this annual report involve substantial risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” “project” or the negative of such terms or other similar expressions.
These forward-looking statements are not historical facts, but rather are based on management’s current expectations, assumptions and projections about future events. Although management believes that the expectations, assumptions and projections on which these forward-looking statements are based are reasonable, they nonetheless could prove to be inaccurate, and as a result, the forward-looking statements based on those expectations, assumptions and projections also could be inaccurate. Forward-looking statements are not guarantees of future performance. Instead, forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause the Company’s strategy, planning, actual results, levels of activity, performance, or achievements to be materially different from any strategy, planning, future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Actual results could differ materially from those currently anticipated as a result of a number of factors, including the risks and uncertainties discussed under captions “Risk Factors” set forth in Item 1A of this annual report. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements.
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
General
The Hillman Companies, Inc. (“Hillman” or the “Company”) is one of the largest providers of hardware-related products and related merchandising services to the retail markets in North America. The Company’s principal business is operated through its wholly-owned subsidiary, The Hillman Group, which had sales of approximately $423.9 million in 2006. The Hillman Group sells its product lines and provides its services to hardware stores, home centers, mass merchants, pet supply stores, and other retail outlets principally in the United States, Canada, Mexico and South America. Product lines include thousands of small parts such as fasteners and related hardware items; threaded rod and metal shapes; keys, key duplication systems and accessories; and identification items, such as, tags and letters, numbers, and signs. Services offered include design and installation of merchandising systems and maintenance of appropriate in-store inventory levels.

Restatement of Financial Statements
As discussed more fully in Note 2, Restatement of Financial Statements, in the Notes to the Consolidated Financial Statements, the Company has restated the previously issued Consolidated Financial Statements for the year ended December 31, 2005 and for the quarterly periods ended September 30, June 30, and March 31 in 2006 and 2005.
Management’s discussion and analysis should be read in conjunction with the restated consolidated financial statements and notes thereon in Item 8 of this Form 10-K. All items within the management’s discussion and analysis have been updated to reflect the impact of the restatement.
Merger Transaction
On March 31, 2004, The Hillman Companies, Inc. was acquired by affiliates of Code Hennessy & Simmons LLC (“CHS”). Pursuant to the terms and conditions of an Agreement and Plan of Merger (“Merger Agreement”) dated as of February 14, 2004, the Company was merged with an affiliate of CHS with the Company surviving the merger (“Merger Transaction”). The total consideration paid in the Merger Transaction was $511.6 million including repayment of outstanding debt and including the value of the Company’s outstanding Trust Preferred Securities ($102.4 million at merger).
Prior to the merger, Allied Capital Corporation (“Allied Capital”) owned 96.8 % of the Company’s common stock. As a result of the change of control, affiliates of CHS own 49.1% of the Company’s common stock and 54.5% of the Company’s voting common stock, Ontario Teacher’s Pension Plan (“OTPP”) owns 27.9% of the Company’s common stock and 31.0% of the Company’s voting common stock and HarbourVest Partners VI owns 8.7% of the Company’s common stock and 9.7% of the Company’s voting common stock. OTPP’s voting rights with respect to the election of directors to the Board of Directors is limited to the lesser of 30.0% or the actual percentage of voting stock held. Certain members of management own 14.1% of the Company’s common stock and 4.5% of the Company’s voting common stock.
The Company’s operations for the periods presented prior to the March 31, 2004 Merger Transaction are referenced herein as the predecessor financial statements (the “Predecessor” or “Predecessor Financial Statements”). The Company’s Consolidated Balance Sheet as of December 31, 2006 and 2005 and its related Consolidated Statements of Operations for the years ended December 31, 2006 and 2005 and the nine months ended December 31, 2004, and its Consolidated Statements of Cash Flows and Changes in Stockholders’ Equity for the years ended December 31, 2006 and 2005 and the nine months ended December 31, 2004 are referenced herein as the successor financial statements (the “Successor” or “Successor Financial Statements”).
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
Effective July 21, 2006, the Subordinated Debt Agreement was amended to reduce the interest rate to a fixed rate of 10.0% payable quarterly. In addition, financial covenants were revised consistent with the changes to the amended and restated Senior Credit Agreement. The reduction in the interest rate was retroactive to May 15, 2006. In 2006, the Company wrote off $726 in deferred financing fees in connection with amended Subordinated Debt Agreement.
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
Acquisition
On January 5, 2006, the Company’s Hillman Group, Inc. subsidiary purchased certain assets of The SteelWorks Corporation (“SteelWorks”), a Denver, Colorado based manufacturer and distributor of metal shapes, threaded rod and metal sheet to the retail hardware and home improvement industries. Annual revenues of the SteelWorks customer base acquired were approximately $28.2 million in the year ended December 31, 2006. The aggregate purchase price was $34.4 million paid in cash at closing. In connection with the acquisition, The Hillman Group, Inc. entered into a supply agreement whereby SteelWorks will be the Company’s exclusive provider of metal shapes for a period of 10 years.

Results of Operations
Sales and Profitability for each of the Three Years Ended December 31

	(dollars in thousands)
	2006		2005		2004 (a)
		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total
Net sales	$423,901	100.0%	$382,512	100.0%	$351,564	100.0%
Cost of sales (exclusive of depreciation and amortization shown below)	203,451	48.0%	176,222	46.1%	158,355	45.0%

Gross profit	220,450	52.0%	206,290	53.9%	193,209	55.0%

Operating expenses:
Selling	75,868	17.9%	72,282	18.9%	67,796	19.3%
Warehouse & delivery	55,183	13.0%	47,705	12.5%	44,245	12.6%
General & Administrative	21,257	5.0%	19,078	5.0%	18,221	5.2%
Stock compensation expense	1,239	0.3%	1,601	0.4%	272	0.1%

Total SG&A	153,547	36.2%	140,666	36.8%	130,534	37.1%
Non-recurring expense (b)	—	0.0%	—	0.0%	30,707	8.7%
Depreciation	17,132	4.0%	15,605	4.1%	15,187	4.3%
Amortization	7,748	1.8%	7,228	1.9%	5,748	1.6%
Extinguishment of debt	726	0.2%	—	0.0%	—	0.0%
Management fees	1,019	0.2%	1,045	0.3%	1,329	0.4%

Total operating expenses	180,172	42.5%	164,544	43.0%	183,505	52.2%

Other income (expense)	1,042	0.2%	(87)	0.0%	277	0.1%

Income from operations	41,320	9.7%	41,659	10.9%	9,981	2.8%

Interest expense	25,799	6.1%	20,974	5.5%	17,539	5.0%
Interest expense on mandatorily redeemable preferred stock & management purchased preferred options	8,894	2.1%	7,972	2.1%	5,458	1.6%
Interest expense on junior subordinated notes	12,609	3.0%	12,609	3.3%	12,609	3.6%
Investment income on trust common securities	(378)	-0.1%	(378)	-0.1%	(378)	-0.1%

Income (loss) before taxes	(5,604)	-1.3%	482	0.1%	(25,247)	-7.2%

(a)	For the purpose of comparing the Company’s results of operations for each of the three years ended December 31, 2006, the results of the Predecessor Operations for the three months ended March 31, 2004 have been combined with the results of the Successor Operations for the nine months ended December 31, 2004.

(b)	Represents one-time charges for stock options, management bonuses, investment banking, and legal fees incurred in connection with the March 31, 2004 Merger Transaction.

Years Ended December 31, 2006 and 2005
Net sales of $423.9 in 2006 increased $41.4 million, or 10.8% from 2005. Sales of threaded rod products to the newly acquired SteelWorks accounts represented $28.2 million of the $41.4 million increase. The Threaded rod product sales were to existing Hillman customers including Lowe’s, Ace Hardware and Menards.
Sales of the remaining Company products, excluding sales of threaded rod products, were $13.2 million of the total $41.4 million sales increase in 2006. Sales to national accounts represented $5.7 million of the sales increase primarily as a result of increased fastener sales to Lowe’s and Tractor Supply driven by new store openings. New product offerings increased the key sales to Home Depot and Wal-Mart. Sales of engraving products increased $3.7 million in 2006 as a result of increased tag machine placements and a higher sales rate per existing machine. The franchise and independent (“F&I”) accounts increased sales by $2.2 million, primarily through sales of fastener products and commercial industrial sales improved by $2.0 million in its first full year of operation. Other sales, including regional, warehouse, Mexican, and Canadian accounts, were down $0.4 million to $54.3 million in 2006 from $54.7 million in 2005.
The Company’s sales backlog, based upon cancelable purchase orders, was $7.6 million as of December 31, 2006 compared to $5.8 million as of December 31, 2005.
The Company’s gross profit was 52.0% in 2006 compared to 53.9% in 2005. In 2006, the lower margin sales from SteelWorks and commercial industrial accounts had a negative impact of 2.2% on the Company’s gross profit rate. The Company implemented price increases across all product lines which were used to offset higher product costs passed on from our vendors as a result of increased prices for commodities such as plastics, aluminum, nickel, copper, and zinc used in the manufacture of sign materials, fasteners, and keys.
Selling, general and administrative (“S,G&A”) expense of $153.5 million in 2006 increased $12.9 million or 9.2% over 2005. The increase in selling expenses of $3.6 million can be attributed primarily to the additional cost of providing service and merchandising to the expanded store base and new SteelWorks accounts. Warehouse and delivery costs, which are almost wholly variable with sales volume increases, were up $7.5 million or 15.7% in 2006. The freight costs of $24.8 million increased $3.2 million or 14.8% over the prior year as a result of the higher sales volume and the higher fuel costs imposed by the Company’s transit suppliers. Warehouse labor costs were up $2.5 million as a result of the increased sales volume and temporary productivity declines from the closing of two distribution centers and the start-up of a new, larger distribution center in Jacksonville, FL. General and administrative expenses were up $2.2 million in 2006 primarily as a result of higher employee benefit costs such as medical claims, 401k and deferred compensation expense together with higher professional fees for tax services and accounting fees associated with the restatement of the 2004 10-K.
Depreciation expense increased $1.5 million from $15.6 million in 2005 to $17.1 million in 2006. The increased depreciation was a result of additional capital spending in 2006 for the start-up and expansion of the distribution facility in Jacksonville, FL, the implementation of advanced planning and scheduling software in the Company’s Cincinnati facility and expanded placement of Quick-Tag machines.
In 2006, amortization expense increased $0.5 million as a result of the additional amortization required on the intangible assets acquired in the SteelWorks acquisition.
The Company has recorded a management and transaction fee charge of $1.0 million for 2006 and $1.0 million for 2005. As of the closing of the Merger Transaction in March 2004, the Company is obligated to pay management fees to a subsidiary of CHS for management services rendered in the amount of fifty-eight thousand dollars per month, plus out of pocket expenses, and to pay transaction fees to a subsidiary of OTPP in the amount of twenty-six thousand dollars per month, plus out of pocket expenses, for each month.

Interest expense, net, increased $4.8 million to $25.8 million in 2006 from $21.0 million in 2005. The increase in interest expense, net, was primarily the result of increased Company debt related to the SteelWorks acquisition and increased borrowing costs from higher interest rates on the variable rate Term Loan.
Interest expense on the mandatorily redeemable preferred stock and management purchased preferred options related to the Merger Transaction increased from $8.0 million in 2005 to $8.8 million in 2006. The increase can be attributed to the cumulative nature of the interest earned on these securities and additional vesting on the management purchased preferred options.
The Company pays interest to the Trust on the junior subordinated debentures underlying the trust preferred securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.6 million per annum in the aggregate. The Company receives investment income on the trust common securities in the amount of $0.4 million per annum. The Trust distributes the equivalent net amount to the holders of the trust preferred securities. For the years ended December 31, 2006 and 2005, the Company paid interest, net of investment income, of $12.2 million on the junior subordinated debentures, which is equivalent to the amounts distributed by the Trust on the trust preferred securities.
The Company also pays interest to the Trust on the junior subordinated debentures underlying the trust common securities at the rate of 11.6% per annum on their face amount of $3.3 million, or $0.4 million per annum in the aggregate. The Trust distributes an equivalent amount to the Company as a distribution on the underlying trust common securities. For the years ended December 31, 2006 and 2005, the Company paid $0.4 million interest on the Junior Subordinated Debentures, which is equivalent to the amounts received by the Company as investment income.
The effective tax rates in 2006 and 2005 were -36.5% and 606.6%, respectively. The change in effective rate is attributable to lower levels of book income and the existence of large permanent differences. See Note 7, Income Taxes, of Notes to Consolidated Financial Statements for income taxes and disclosures related to 2006 and 2005 income tax events.
Years Ended December 31, 2005 and 2004
Net sales of $382.5 million in 2005 increased $30.9 million or 8.8 % from 2004. Most of the increase was due to sales to national accounts, including Lowe’s, Home Depot and Wal-Mart, which were up $12.4 million or 8.2% in 2005. Lowe’s, on the strength of new store openings and new product introductions, accounted for $8.1 million of the national account sales increase. The Home Depot sales increase in 2005 of $5.3 million can also be attributed primarily to new store openings. Wal-Mart’s 2005 sales in the United States actually declined by 5% or $1.3 million as a result of a concerted effort by Wal-Mart corporate to reduce inventory levels in their fiscal fourth quarter.
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
Regional accounts including 84 Lumber, Sutherlands and Westlake Hardware, increased sales by $3.6 million or 18.6%. Engraving sales also posted strong sales growth of 9.7% or $2.9 million in 2005. The growth can be attributed to new store openings at PetSmart and PETCO combined with improvement in Wal-Mart same store sales. International sales including Canada, Mexico, the Caribbean and Latin America increased $2.5 million or 34.0% in 2005. The other accounts, which include co-op wholesalers, direct marketing and commercial accounts, declined by $0.1 million in 2005.
The Company’s sales backlog, based upon cancelable purchase orders, was $5.8 million as of December 31, 2005 compared to $5.7 million as of December 31, 2004.

Gross profit declined from 54.9% in 2004 to 53.9% in 2005 and was negatively affected in 2005 by cost increases in several commodities essential to both the key and LNS product lines. The material cost of a key blank is largely dictated by the price of copper which experienced significant increases in 2005. Also, styrene, which is used in the manufacture of LNS, is a resin based product affected by surging oil prices in 2005.
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
The effective tax rates in 2005 and 2004 were 606.6% and 22.4%, respectively. The change in effective rate is attributable to lower levels of book income and the existence of large permanent differences. See Note 7, Income Taxes, of Notes to Consolidated Financial Statements for income taxes and disclosures related to 2005 and 2004 income tax events.
Liquidity and Capital Resources
Net cash provided by operating activities for the year ended December 31, 2006 of $5.6 million was generated by the net loss adjusted for non-cash charges of $28.5 million for depreciation, amortization, dispositions of equipment, deferred taxes, PIK interest, interest on mandatorily redeemable preferred stock, preferred stock compensation, and gain on the sale of securities which were partially offset by cash related adjustments of $22.9 million for routine operating activities represented by changes in inventories, accounts receivable, accounts payable, accrued liabilities and other assets. The 2006 increase in accounts receivable of $6.8 million is primarily the result of sales growth. The inventory increase of $15.2 million in 2006 can be attributed to a combination of the growth in sales as well as inventory builds at the end of the year for the anticipated rollouts of new customer programs scheduled for the first quarter of 2007. Accounts payable was $4.7 million higher at the end of 2006 as a result of an increased level of inventory purchasing activity in advance of the new customer programs for 2007.
Net cash used for investing activities was $48.6 million for the year ended December 31, 2006. The most significant use of cash was the $34.4 million paid for the acquisition of SteelWorks. Capital expenditures for the year totaled $14.7 million, consisting of $7.2 million for key duplicating machines, $2.2 million for engraving machines, $3.0 million for computer software and equipment and $2.3 million for plant equipment and other equipment purchases.
Net cash provided by financing activities was $19.1 million for the year ended December 31, 2006. The net cash provided was primarily related to the borrowing of $22.4 million from the refinancing of the senior credit agreement less principal payments of $2.8 million on the senior term loan.
Management believes projected cash flows from operations and revolver availability will be sufficient to fund working capital and capital expenditure needs for the next 12 months.

The Company’s working capital (current assets minus current liabilities) position of $105.9 million as of December 31, 2006, represents an increase of $1.5 million from the December 31, 2005 level of $104.4 million as follows:
(dollars in thousands)

Amount
Decrease in cash and cash equivalents	$(23,940)
Increase in accounts receivable, net	6,848
Increase in inventories, net	15,203
Decrease in other current assets	(211)
Decrease in deferred taxes	964
Increase in accounts payable	(4,713)
Increase in senior term loans & capital lease obligations	(386)
Decrease in accrued pricing allowances	4,402
Increase in accrued income and other taxes	(194)
Decrease in accrued interest	1,284
Decrease in other accrued liabilities	2,362
Other items, net	(116)

Net increase in working capital for the year ended December 31, 2006	$1,503
The Company’s contractual obligations in thousands of dollars as of December 31, 2006 are summarized below:

		Payments Due
		Less Than	1 to 3	3 to 5	More Than
Contractual Obligations	Total	One Year	Years	Years	Five Years
Junior Subordinated Debentures (1)	$116,900	$—	$—	$—	$116,900
Long Term Senior Term Loans	233,825	2,350	4,700	226,775	—
Bank Revolving Credit Facility	—	—	—	—	—
Long Term Unsecured Subordinated Notes	49,820	—	—	49,820	—
Interest payments (2)	99,301	24,782	48,965	25,554	—
Operating Leases	46,494	8,309	10,410	7,992	19,783
Mandatorily Redeemable Preferred Stock	78,079	—	—	—	78,079
Management Purchased Preferred Options	4,659	—	—	—	4,659
Accrued Compensation Preferred Options	4,081	—	—	—	4,081
Deferred Compensation Obligations	4,867	500	1,000	1,000	2,367
Capital Lease Obligations	892	325	456	74	37
Other Long Term Obligations	4,681	3,263	912	228	278

Total Contractual Cash Obligations	$643,599	$39,529	$66,443	$311,443	$226,184

(1)	The junior subordinated debentures liquidation value is approximately $108,707.

(2)	Interest payments for Long Term Senior Term Loans and the Long Term Unsecured Subordinated Notes. Interest payments on the variable rate Long Term Senior Term Loans were calculated at the LIBOR rate plus margin of 8.5% in effect as of December 31, 2006.
All of the obligations noted above are reflected on the Company’s Consolidated Balance Sheet as of December 31, 2006, except for the Interest Payments and Operating Leases. See Notes to Consolidated Financial Statements as of and for the three years ended December 31, 2006 for additional information.
The Company has a purchase agreement with its supplier of key blanks which requires minimum purchases of 100 million key blanks per year. To the extent minimum purchases of key blanks are below 100 million, the Company must pay the supplier $.0035 per key multiplied by the shortfall. Since the inception of the contract in 1998, the Company has purchased more than 100 million key blanks from the supplier. The purchase agreement expires on December 31, 2006, but the Company anticipates an extension to the agreement with similar terms will be entered into with this supplier in the second quarter of 2007.

The Company does not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended.
As of December 31, 2006, the Company had $33.6 million available under its secured credit facilities. The Company had approximately $234.6 million of outstanding debt under its secured credit facilities at December 31, 2006, consisting of $233.8 million in a term loan and $0.8 million in capitalized lease obligations. The term loan consisted of a $233.8 million Term B Loan currently at a six (6) month LIBOR rate plus margin of 8.5%. The capitalized lease obligations were at various interest rates.
Interest on the Subordinated Debt Issuance of $47.5 million which matures September 30, 2011 was at a fixed rate of 13.5% per annum, with cash interest payments being required on a quarterly basis at a fixed rate of 11.25% commencing April 15, 2004. Effective July 21, 2006, the Subordinated Debt Agreement was amended to reduce the interest rate to a fixed rate of 10.0% payable quarterly. At December 31, 2006, the outstanding Subordinated Debt Issuance was $49.8 million.
In accordance with the Company’s Senior Credit Agreement, Hillman must maintain its fixed charge coverage at all times in excess of 1.05x from January 1, 2005 through December 31, 2005 and 1.15x thereafter to continue monthly distributions on its Trust Preferred Securities ($1.0 million per month). Hillman’s fixed charge coverage was 1.29x for the twelve-month period ended December 31, 2006 as calculated in accordance with the Senior Credit Agreement.
The Company had deferred tax assets aggregating $35.5 million, net of valuation allowance of $2.5 million, and deferred tax liabilities of $65.6 million as of December 31, 2006, as determined in accordance with SFAS 109. Management believes that the Company’s net deferred tax assets will be realized through the reversal of existing temporary differences between the financial statement and tax basis, as well as through future taxable income.
Inflation
The Company is sensitive to inflation present in the economies of the United States and foreign suppliers located primarily in Taiwan and China. Inflation in recent years has produced only a modest impact on the Company operations, however, the recent growth in China’s economic activity produced a spike in the cost of certain imported fastener products by as much as 45% in 2004. The cost of commodities such as copper, zinc, aluminum, nickel, and plastics used in the manufacture of Company products increased sharply in the latter part of 2005 and most of 2006. Additionally, recent increases in the cost of diesel fuel have contributed to transportation rate increases. Continued inflation and resulting cost increases over a period of years would result in significant increases in inventory costs and operating expenses. Such higher cost of sales and operating expenses can generally be offset by increases in selling prices, although the ability of the Company’s operating divisions to raise prices is dependent on competitive market conditions. The Company was able to recover most of its purchased product cost increases of the past several years by raising prices to its customers.
Related Party Transactions
On September 26, 2001, the Company was acquired by Allied Capital pursuant to the terms and conditions of an Agreement and Plan of Merger dated as of June 18, 2001. In connection with this Agreement and Plan of Merger, the Company was obligated to pay management fees to a subsidiary of Allied Capital for management services rendered in the amount of $1.8 million per year, plus out of pocket expenses, for calendar years subsequent to 2001. The Company has recorded a management fee charge of $0.5 million on the Predecessor’s Statement of Operations for the three months ended March 31, 2004. Payment of management fees was due annually after delivery of the Company’s annual audited financial statements to the Board of Directors of the Company. The obligation to pay management fees to Allied Capital was terminated upon the payment of outstanding fees in the amount of $2.3 million on March 31, 2004 in connection with the close of the Merger Transaction.

On March 31, 2004, the Company was acquired by affiliates of CHS. In connection with the CHS acquisition, the Company is obligated to pay management fees to a subsidiary of CHS in the amount of $58 thousand per month and to pay transaction fees to a subsidiary of OTPP in the amount of $26 thousand per month, plus out of pocket expenses, for each month commencing with the closing date of the Merger Transaction. The Company has recorded management and transaction charges and expenses from CHS and OTPP of $1.0 million and $1.0 million for the years ended December 31, 2006 and 2005, respectively, and $0.8 million for the nine month period ended December 31, 2004.
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

Accounts Receivable and Allowance for Doubtful Accounts:
The Company establishes the allowance for doubtful accounts using the specific identification method and also provides a reserve in the aggregate. The estimates for calculating the aggregate reserve are based on historical information. The allowance for doubtful accounts was $369 and $434 as of December 31, 2006 and 2005, respectively.
Inventory Realization:
Inventories consisting predominantly of finished goods are valued at the lower of cost or market, cost being determined principally on the weighted average cost method. Excess and obsolete inventories are carried at net realizable value. The historical usage rate is the primary factor used by the Company in assessing the net realizable value of excess and obsolete inventory. A reduction in the carrying value of an inventory item from cost to market is recorded for inventory with no usage in the preceding twenty-four month period or with on-hand quantities in excess of twenty-four months average usage. The inventory reserve amounts were $4,642 and $3,948 at December 31, 2006 and 2005, respectively.
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
Goodwill and Other Intangible Assets:
The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and intangibles with indefinite lives no longer be amortized, but instead be tested for impairment at least annually. If impairment is indicated a write-down to fair value is recorded. Other intangible assets arising principally from the Merger Transaction and the SteelWorks acquisition are amortized on a straight-line basis over periods ranging from four to twenty-three years. Trademarks are not amortized due to their indefinite useful lives.
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
Retirement Benefits:
Certain employees of the Company are covered under a profit-sharing and retirement savings plan (“defined contribution plan”). The plan provides for a matching contribution for eligible employees of 50% of each dollar contributed by the employee up to 6% of the employee’s compensation. In addition, the plan provides an annual contribution in amounts authorized by the Board, subject to the terms and conditions of the plan.
The Predecessor Company’s defined contribution plan costs were $406 for the three months ended March 31, 2004. The Successor Company’s defined contribution plan costs were $968 and $795 for the years ended December 31, 2006 and 2005, respectively, and $1,759 for the nine months ended December 31, 2004.
Shipping and Handling:
The costs incurred to ship product to customers, including freight and handling expenses, are included in selling, general and administrative expenses on the Company’s Statements of Operations. The Predecessor Company’s shipping and handling costs were $3,629 for the three months ended March 31, 2004. The Successor Company’s shipping and handling costs were $21,259 and $18,615 for the years ended December 31, 2006 and 2005, respectively, and $12,790 for the nine months ended December 31, 2004.
Research and Development:
The Company incurs research and development costs consisting primarily of internal wages and benefits in connection with improvements to the key duplicating and engraving machines. The Predecessor Company’s research and development costs were $277 for the three months ended March 31, 2004. The Successor Company’s research and development costs were $1,022 and $1,058 for the years ended December 31, 2006 and 2005, respectively, and $796 for the nine months ended December 31, 2004.

Stock Based Compensation:
During the first quarter of fiscal 2006, the Company adopted the provisions of, and account for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding prior to the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures. See Note 15, Stock Based Compensation, of the Notes to the Consolidated Financial Statements for further information.
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
Comprehensive Income (Loss):
The components of comprehensive income (loss) were as follows:

	Successor	Successor	Successor	Predecessor
	Year	Year	Nine months	Three months
	ended	ended	ended	ended
	December 31,	December 31,	December 31,	March 31,
	2006	2005	2004	2004
		(as restated,
		see Note 2)
Net (loss) income	$(7,648)	$(2,442)	$779	$(20,366)
Unrealized gains on investments, net	—	41	34	16
Realized gains on investments, net	(75)	—	—	—
Foreign currency translation adjustment, net	(13)	(24)	(110)	10
Change in derivative security value, net	(221)	109	(18)	—

Comprehensive (loss) income	$(7,957)	$(2,316)	$685	$(20,340)

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

Recent Accounting Pronouncements:
In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective as of the beginning of fiscal 2008. The Company has not yet assessed the effect, if any, that adoption of SFAS 159 will have on its results of operations and financial position.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. The adoption of SFAS 157 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
In July 2006, the FASB issued Financial Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result, is effective for Hillman in the first quarter of 2007. Management is currently evaluating the impact of FIN 48 on the consolidated financial position, results of operations and cash flows.
In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments” which amends Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities” and Statement of Financial Accounting Standards No. 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a re-measurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. Hillman will adopt SFAS 155 in the first quarter of 2007. The adoption of SFAS 155 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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
Based on Hillman’s exposure to variable rate borrowings at December 31, 2006, a one percent (1%) change in the weighted average interest rate for a period of one year would change the annual interest expense by approximately $1.8 million.
The Company is exposed to foreign exchange rate changes of the Canadian and Mexican currencies as it impacts the $2.9 million net asset value of its Canadian and Mexican subsidiaries as of December 31, 2006. Management considers the Company’s exposure to foreign currency translation gains or losses to be minimal.

Item 8 – Financial Statements and Supplementary Data.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

Page(s)
Reports of Independent Registered Public Accounting Firms	31-33

Consolidated Financial Statements:

Consolidated Balance Sheets	34-35

Consolidated Statements of Operations	36

Consolidated Statements of Cash Flows	37

Consolidated Statements of Changes in Stockholders’ Equity	38

Notes to Consolidated Financial Statements	39-64

Financial Statement Schedule:

Valuation Accounts	65

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders of
The Hillman Companies, Inc.
We have audited the accompanying balance sheet of The Hillman Companies, Inc. and subsidiaries (the Company) as of December 31, 2006, and the related statements of operations, cash flows and stockholders’ equity for the year ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Hillman Companies, Inc. and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.
Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II, Valuation Accounts, is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.
As discussed in Note 2 to the consolidated financial statements, the Company has restated its prior period consolidated financial statements.
As discussed in Note 15 to the consolidated financial statements, the Company has adopted Financial Accounting Standards Board Statement No. 123(R), Share-Based Payments on January 1, 2006.
GRANT THORNTON LLP
Cincinnati, Ohio
March 26, 2007

Report of Independent Registered Public Accounting Firm
To The Board of Directors and Stockholders of
The Hillman Companies, Inc.
In our opinion, the accompanying consolidated balance sheet and related consolidated statements of operations, cash flows and changes in stockholders’ equity present fairly, in all material respects, the financial position of The Hillman Companies, Inc. and its subsidiaries (successor company) at December 31, 2005 and the results of their operations and their cash flows for the year ended December 31, 2005 and the nine months ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the accompanying financial statement schedule for the year ended December 31, 2005 and the nine months ended December 31, 2004 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2005 consolidated financial statements.
PricewaterhouseCoopers LLP
Indianapolis, Indiana
March 30, 2006, except for the effects of the restatement discussed in Note 2, as to which the date is March 14, 2007

Report of Independent Registered Public Accounting Firm
To The Board of Directors and Stockholders of
The Hillman Companies, Inc.
In our opinion, the accompanying consolidated statements of operations, cash flows and changes in stockholders’ equity present fairly, in all material respects, the results of operations and cash flows of The Hillman Companies, Inc. and its subsidiaries (predecessor company) for the three months ended March 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the accompanying financial statement schedule for the three months ended March 31, 2004 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
As discussed in Note 13, effective January 1, 2004, the Company adopted the provisions of Statement of Financial Accounting Standards No. 150, “Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity” and FASB Interpretation No. 46(R), “Consolidation of Variable interest Entities – an interpretation of ARB No. 51 (revised December 2003).”
PricewaterhouseCoopers LLP
Cincinnati, Ohio
March 30, 2006

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,	December 31,
	2006	2005
		(as restated,
		see Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$2,551	$26,491
Restricted investments	500	167
Accounts receivable, net	48,331	41,483
Inventories, net	92,381	77,178
Deferred income taxes, net	6,575	5,611
Other current assets	2,637	2,848

Total current assets	152,975	153,778
Property and equipment, net	59,061	60,717
Goodwill	260,575	241,461
Other intangibles, net	167,244	160,507
Restricted investments	4,867	4,642
Deferred financing fees, net	5,000	5,712
Investment in trust common securities	3,261	3,261
Other assets	601	1,210

Total assets	$653,584	$631,288

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,338	$17,625
Current portion of senior term loans	2,350	2,175
Current portion of capitalized lease obligations	255	44
Accrued expenses:
Salaries and wages	3,494	3,378
Pricing allowances	5,201	9,603
Income and other taxes	1,933	1,739
Interest	2,919	4,203
Deferred compensation	500	167
Other accrued expenses	8,102	10,464

Total current liabilities	47,092	49,398
Long term senior term loans	231,475	212,062
Long term capitalized lease obligations	506	55
Long term unsecured subordinated notes	49,820	49,172
Junior subordinated debentures	116,900	117,295
Mandatorily redeemable preferred stock	78,079	69,695
Management purchased preferred options	4,659	4,087
Deferred compensation	4,867	4,642
Deferred income taxes, net	36,653	34,766
Accrued dividends on preferred stock	30,082	18,057
Other non-current liabilities	5,713	3,156

Total liabilities	605,846	562,385

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,	December 31,
	2006	2005
		(as restated,
		see Note 2)
LIABILITIES AND STOCKHOLDERS’ EQUITY (CONTINUED)
Common and Preferred stock with put options:
Class A Preferred stock, $.01 par, 238,889 shares authorized, 88.0 issued and outstanding at December 31, 2006	88	—

Class A Common stock, $.01 par, 23,141 shares authorized, 412.0 and 407.6 issued and outstanding at December 31, 2006 and 2005, respectively	417	407

Class B Common stock, $.01 par, 2,500 shares authorized, 1,000 issued and outstanding at December 31, 2006 and 2005	—	1,311

Commitments and contingencies (Note 18)

Stockholders’ equity:
Preferred Stock:
Class A Preferred stock, $.01 par, 238,889 shares authorized, 82,104.8 issued and outstanding at December 31, 2006 and 2005	1	1

Common Stock:
Class A Common stock, $.01 par, 23,141 shares authorized, 5,805.3 issued and outstanding at December 31, 2006 and 2005	—	—
Class C Common stock, $.01 par, 30,109 shares authorized, 2,787.1 issued and outstanding at December 31, 2006 and 2005	—	—
Additional paid-in capital	57,599	69,594
Accumulated deficit	(10,090)	(2,442)
Accumulated other comprehensive income (loss)	(277)	32

Total stockholders’ equity	47,233	67,185

Total liabilities and stockholders’ equity	$653,584	$631,288

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands)

	Successor			Predecessor
	Year	Year	Nine months	Three months
	ended	ended	ended	ended
	December 31,	December 31,	December 31,	March 31,
	2006	2005	2004	2004
		(as restated,
		see Note 2)
Net sales	$423,901	$382,512	$273,374	$78,190
Cost of sales (exclusive of depreciation and amortization shown separately below)	203,451	176,222	122,972	35,383

Gross profit	220,450	206,290	150,402	42,807

Operating expenses:
Selling, general and administrative expenses	153,547	140,666	99,538	30,996
Non-recurring expense (Note 16)	—	—	—	30,707
Depreciation	17,132	15,605	11,388	3,799
Amortization	7,748	7,228	5,427	321
Extinguishment of debt	726	—	—	—
Management fee to related party	1,019	1,045	805	524

Total operating expenses	180,172	164,544	117,158	66,347

Other income (expense), net	1,042	(87)	417	(140)

Income (loss) from operations	41,320	41,659	33,661	(23,680)

Interest expense, net	25,799	20,974	13,698	3,841
Interest expense on mandatorily redeemable preferred stock and management purchased preferred options	8,894	7,972	5,458	—
Interest expense on junior subordinated notes	12,609	12,609	9,457	3,152
Investment income on trust common securities	(378)	(378)	(284)	(94)

Income (loss) before income taxes	(5,604)	482	5,332	(30,579)

Income tax provision (benefit)	2,044	2,924	4,553	(10,213)

Net (loss) income	$(7,648)	$(2,442)	$779	$(20,366)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Successor			Predecessor
	Year	Year	Nine months	Three months
	ended	ended	ended	ended
	December 31,	December 31,	December 31,	March 31,
	2006	2005	2004	2004
		(as restated,
		see Note 2)
Cash flows from operating activities:
Net (loss) income	$(7,648)	$(2,442)	$779	$(20,366)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	24,880	22,833	16,815	4,120
Dispositions of property and equipment	28	151	75	—
Deferred income tax (benefit)	1,692	2,964	4,040	(11,608)
PIK interest on unsecured subordinated notes	648	1,082	590	506
Interest on mandatorily redeemable preferred stock and management purchased options	8,893	7,972	5,458	—
Stock option grant	—	—	—	24,353
Prepayment penalty	—	—	(1,097)	—
Changes in operating items, net of effects of acquisitions:
(Increase) decrease in accounts receivable, net	(6,848)	(4,113)	380	(4,599)
(Increase) decrease in inventories, net	(15,203)	(11,343)	1,123	(1,121)
Decrease (increase) in other assets	324	(111)	1,786	1,464
Increase (decrease) in accounts payable	4,713	(3,547)	95	6,613
(Decrease) increase in other accrued liabilities	(5,218)	(1,253)	(2,380)	670
Other items, net	(712)	1,756	955	6

Net cash provided by operating activities	5,549	13,949	28,619	38

Cash flows from investing activities:
SteelWorks acquisition	(34,364)	—	—	—
Capital expenditures	(14,681)	(15,158)	(9,404)	(2,586)
Other, net	425	(238)	—	(23)

Net cash used for investing activities	(48,620)	(15,396)	(9,404)	(2,609)

Cash flows from financing activities:
Borrowings of senior term loans	22,394	—	217,500	—
Repayments of senior term loans	(2,806)	(1,632)	(62,189)	—
Borrowings of revolving credit loans	31,091	—	4,728	2,680
Repayments of revolving credit loans	(31,091)	—	(52,932)	—
Borrowings of unsecured subordinated notes	—	—	47,500	—
Repayments of unsecured subordinated notes	—	—	(44,569)	—
Principal payments under capitalized lease obligations	(162)	(43)	(38)	(14)
Financing fees, net	(455)	—	(7,592)	—
Proceeds from sale of securities	160	—	—	—
Purchase of predecessor common stock	—	—	(239,077)	—
Receipt of successor equity proceeds	—	—	147,980	—
Merger transaction expenses	—	—	(2,171)	—

Net cash (used for) provided by financing activities	19,131	(1,675)	9,140	2,666

Net (decrease) increase in cash and cash equivalents	(23,940)	(3,122)	28,355	95

Cash and cash equivalents at beginning of period	26,491	29,613	1,258	1,163

Cash and cash equivalents at end of period	$2,551	$26,491	$29,613	$1,258

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands)

							Accumulated
	Predecessor			Additional	Class A		Other	Total
	Common	Successor Common Stock		Paid-in	Preferred	Accumulated	Comprehensive	Stockholders’
	Stock	Class A	Class C	Capital	Stock	Deficit	Income	Equity
Balance at December 31, 2003- Predecessor	$71	$—	$—	$52,231	$—	$(5,709)	$(53)	$46,540

Net loss	—	—	—	—	—	(20,366)	—	(20,366)
Stock option grant	—	—	—	24,353	—	—	—	24,353
Net unrealized gains on investments (1)	—	—	—	—	—	—	16	16
Change in cumulative foreign translation adjustment (1)	—	—	—	—	—	—	10	10

Balance at March 31, 2004 - Predecessor	71	—	—	76,584	—	(26,075)	(27)	50,553
Close Predecessor’s stockholder’s equity at merger date	(71)	—	—	(76,584)	—	26,075	27	(50,553)

Issuance of 5,805.3 shares of Class A Common Stock	—	—	—	5,443	—	—	—	5,443
Issuance of 2,787.1 shares of Class C Common Stock	—	—	—	2,787	—	—	—	2,787
Issuance of 82,104.8 shares of The Hillman Companies, Inc. Class A Preferred Stock	—	—	—	78,642	1	—	—	78,643

Balance at March 31, 2004 - Successor	—	—	—	86,872	1	—	—	86,873

Net income	—	—	—	—	—	779	—	779
Dividends to shareholders	—	—	—	(6,542)	—	(779)	—	(7,321)
Net unrealized gains on investments (1)	—	—	—	—	—	—	34	34
Change in cumulative foreign translation adjustment (1)	—	—	—	—	—	—	(110)	(110)
Change in derivative security value (1)	—	—	—	—	—	—	(18)	(18)

Balance at December 31, 2004 - Successor	—	—	—	80,330	1	—	(94)	80,237

Net loss	—	—	—	—	—	(3,654)	—	(3,654)
Dividends to shareholders	—	—	—	(10,736)	—		—	(10,736)
Net unrealized gains on investments (1)	—	—	—	—	—	—	41	41
Change in cumulative foreign translation adjustment (1)	—	—	—	—	—	—	(24)	(24)
Change in derivative security value (1)	—	—	—	—	—	—	109	109

Balance at December 31, 2005 - Successor (as previously reported)	—	—	—	69,594	1	(3,654)	32	65,973
Effect of restatement (see Note 2)	—	—	—	—	—	1,212	—	1,212

Balance at December 31, 2005 - Successor (as restated)	—	—	—	69,594	1	(2,442)	32	67,185

Net loss	—	—	—	—	—	(7,648)	—	(7,648)
Dividends to shareholders	—	—	—	(12,025)	—	—	—	(12,025)
Stock-based compensation	—	—	—	30	—	—	—	30
Net realized gains on investments (1)	—	—	—	—	—	—	(75)	(75)
Change in cumulative foreign translation adjustment (1)	—	—	—	—	—	—	(13)	(13)
Change in derivative security value (1)	—	—	—	—	—	—	(221)	(221)

Balance at December 31, 2006 - Successor	$—	$—	$—	$57,599	$1	$(10,090)	$(277)	$47,233

(1)	The realized and unrealized gains on investments, cumulative foreign translation adjustment and change in derivative security value are net of taxes and represent the only items of other comprehensive income.
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
On March 31, 2004, The Hillman Companies, Inc. was acquired by affiliates of Code Hennessy & Simmons LLC (“CHS”). Pursuant to the terms and conditions of an Agreement and Plan of Merger (“Merger Agreement”) dated as of February 14, 2004, the Company was merged with an affiliate of CHS with the Company surviving the merger (“Merger Transaction”). The total consideration paid in the Merger Transaction was $511,646 including repayment of outstanding debt and including the value of the Company’s outstanding Trust Preferred Securities ($102,395 at merger).
Prior to the merger, Allied Capital Corporation (“Allied Capital”) owned 96.8 % of the Company’s common stock. As a result of the change of control, affiliates of CHS own 49.1% of the Company’s common stock and 54.5% of the Company’s voting common stock, Ontario Teacher’s Pension Plan (“OTPP”) owns 27.9% of the Company’s common stock and 31.0% of the Company’s voting common stock and HarbourVest Partners VI owns 8.7% of the Company’s common stock and 9.7% of the Company’s voting common stock. OTPP’s voting rights with respect to the election of directors to the Board of Directors is limited to the lesser of 30.0% or the actual percentage of voting common stock held. Certain members of management own 14.1% of the Company’s common stock and 4.5% of the Company’s voting common stock.
The Company’s Consolidated Statements of Operations, Cash Flows and Changes in Stockholders’ Equity for the periods presented prior to the March 31, 2004 Merger Transaction are referenced herein as the predecessor financial statements (the “Predecessor” or “Predecessor Financial Statements”). The Company’s Consolidated Statements of Operations, Cash Flows and Changes in Stockholders’ Equity for the years ended December 31, 2006 and 2005 and the nine months ended December 31, 2004 are referenced herein as the successor financial statements (the “Successor” or “Successor Financial Statements”). The accompanying Successor Financial Statements reflect the allocation of the aggregate purchase price of $511,646, including the value of the Company’s Trust Preferred Securities, to the assets and liabilities of Hillman based on fair values at the date of the merger in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” The following table reconciles the fair value of the acquired assets and assumed liabilities to the total purchase price:

Accounts receivable	$37,750
Inventory	66,958
Property and equipment	63,230
Goodwill	240,696
Intangible assets	173,162
Other assets	8,924

Total assets acquired	590,720

Less:
Liabilities assumed	42,948
Deferred taxes, net	20,535
Junior subordinated debentures	117,986

Total assumed liabilities	181,469

Total purchase price	$409,251

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
1. Basis of Presentation (continued):
The purchase price includes transaction related costs aggregating $2,171 which were associated with CHS’s purchase of the Company. The purchase price allocation reflects a $765 reduction in goodwill for the year ended December 31, 2006. The goodwill reduction is the result of adjustments to deferred taxes primarily from the initial recognition of valuation allowances.
The following table indicates the pro forma financial statements of the Company for the years ended December 31, 2005 and 2004 (including non-recurring charges of $30,707 as discussed in Note 16, Non-Recurring Expense). The pro forma financial statements give effect to the Merger Transaction, subsequent refinancing and the acquisition described in Note 6, Related Party Transactions, as if they had occurred on January 1, 2004:

	2005	2004
Net sales	$411,169	$379,449
Net loss	(483)	(21,966)
The pro forma results are based on assumptions that the Company believes are reasonable under the circumstances. The pro forma results are not necessarily indicative of the operating results that would have occurred if the transactions had been effective January 1, 2004, nor are they intended to be indicative of results that may occur in the future. The underlying pro forma information includes the historical financial results of the Company, the Company’s financing arrangements, and certain purchase accounting adjustments.
Nature of Operations:
The Company is one of the largest providers of value-added merchandising services and hardware-related products to retail markets in North America through its wholly-owned subsidiary, The Hillman Group, Inc. (the “Hillman Group”). A subsidiary of the Hillman Group operates in Canada under the name The Hillman Group Canada, Ltd. and another in Mexico under the name Sunsource Integrated Services de Mexico SA de CV. The Hillman Group provides merchandising services and products such as fasteners and related hardware items, key duplication equipment, keys and related accessories, and identification equipment and items to retail outlets, primarily hardware stores, home centers and mass merchants. The Company has approximately 21,000 customers, the largest three of which accounted for 39.4% of net sales in 2006. The average single sale in 2006 was approximately three hundred dollars.
2. Restatement of Financial Statements
In February 2007, the Company concluded that its accounting for income taxes was not in accordance with generally accepted accounting principles. Specifically, in 2005, the State of Ohio passed tax legislation which phased out the state income tax over a four year period beginning in 2006. Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS 109”) requires that adjustments to deferred tax liabilities and deferred tax assets resulting from a change in tax law should be recorded to income from continuing operations in the period of enactment. In its 2005 financial statements, the Company did not properly adjust its deferred tax assets and liabilities for the 2005 change in the Ohio tax law.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
2. Restatement of Financial Statements (continued):
The following is a summary of the effects of these changes on the Company’s consolidated balance sheets as of December 31, 2005 as well as the effect on the consolidated statements of operations and cash flows for the year ended December 31, 2005. See Note 20 for effect on quarterly results in 2006 and 2005.

	Consolidated Balance Sheet
	As Previously
As of December 31, 2005	Reported	Adjustments	As Restated
Deferred tax assets — current	5,659	(48)	5,611
Total current assets	153,826	(48)	153,778
Total assets	631,336	(48)	631,288
Deferred tax liabilities — non current	36,026	(1,260)	34,766
Total liabilities	563,645	(1,260)	562,385
Accumulated deficit	(3,654)	1,212	(2,442)
Total stockholders’ equity	65,973	1,212	67,185

	Consolidated Statement of Operations
	As Previously
Year ended December 31, 2005	Reported	Adjustments	As Restated
Income tax provision	4,136	(1,212)	2,924
Net loss	(3,654)	1,212	(2,442)

	Consolidated Statement of Cash Flows
	As Previously
Year ended December 31, 2005	Reported	Adjustments	As Restated
Net loss	(3,654)	1,212	(2,442)
Deferred income tax	4,176	(1,212)	2,964
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
Restricted Investments:
The Company’s restricted investments are trading securities carried at market value which represent assets held in a Rabbi Trust to fund deferred compensation liabilities owed to the Company’s employees. See Note 12, Deferred Compensation Plans.
Accounts Receivable and Allowance for Doubtful Accounts:
The Company establishes the allowance for doubtful accounts using the specific identification method and also provides a reserve in the aggregate. The estimates for calculating the aggregate reserve are based on historical information. The allowance for doubtful accounts was $369 and $434 as of December 31, 2006 and 2005, respectively.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
3. Summary of Significant Accounting Policies (continued):
Inventories:
Inventories consisting predominantly of finished goods are valued at the lower of cost or market, cost being determined principally on the weighted average cost method. Excess and obsolete inventories are carried at net realizable value. The historical usage rate is the primary factor used by the Company in assessing the net realizable value of excess and obsolete inventory. A reduction in the carrying value of an inventory item from cost to market is recorded for inventory with no usage in the preceding twenty-four month period or with on hand quantities in excess of twenty-four months average usage. The inventory reserve amounts were $4,642 and $3,948 at December 31, 2006 and 2005, respectively.
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
Goodwill and Other Intangible Assets:
The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and intangibles with indefinite lives be tested for impairment at least annually. If impairment is indicated, a write-down to fair value is recorded. Other intangible assets arising principally from the Merger Transaction and SteelWorks acquisition are amortized on a straight-line basis over periods ranging from four to twenty-three years. Trademarks are not amortized due to their indefinite useful lives.
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
The Predecessor Company’s defined contribution plan costs were $406 for the three months ended March 31, 2004. The Successor Company’s defined contribution plan costs were $968 and $795 for the years ended December 31, 2006 and 2005, respectively, and $1,759 for the nine months ended December 31, 2004.
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
Shipping and Handling:
The costs incurred to ship product to customers, including freight and handling expenses, are included in selling, general and administrative expenses on the Company’s Statements of Operations. The Predecessor Company’s shipping and handling costs were $3,629 for the three months ended March 31, 2004. The Successor Company’s shipping and handling costs were $21,259 and $18,615 for the years ended December 31, 2006 and 2005, respectively, and $12,790 for the nine months ended December 31, 2004.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
3. Summary of Significant Accounting Policies (continued):
Research and Development:
The Company incurs research and development costs consisting primarily of internal wages and benefits in connection with improvements to the key duplicating and engraving machines. The Predecessor Company’s research and development costs were $277 for the three months ended March 31, 2004. The Successor Company’s research and development costs were $1,022 and $1,058 for the years ended December 31, 2006 and 2005, respectively, and $796 for the nine months ended December 31, 2004.
Stock Based Compensation:
During the first quarter of 2006, the Company adopted the provisions of and accounts for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding prior to the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures. See Note 15, Stock Based Compensation, for further information.
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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
3. Summary of Significant Accounting Policies (continued):
Comprehensive Income (Loss):
The components of comprehensive income (loss) were as follows:

	Successor	Successor	Successor	Predecessor
	Year	Year	Nine months	Three months
	ended	ended	ended	ended
	December 31,	December 31,	December 31,	March 31,
	2006	2005	2004	2004
		(as restated)
Net (loss) income	$(7,648)	$(2,442)	$779	$(20,366)
Unrealized gains on investments, net (1)	—	41	34	16
Realized gains on investments, net (1)	(75)	—	—	—
Foreign currency translation adjustment, net (1)	(13)	(24)	(110)	10
Change in derivative security value, net	(221)	109	(18)	—

Comprehensive (loss) income	$(7,957)	$(2,316)	$685	$(20,340)

(1)	Utilizing an income tax rate of 39.5%, 39.4%, 39.5% and 39.5% for the years ended December 31, 2006 and 2005, nine months ended December 31, 2004 and the three months ended March 31, 2004, respectively.
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
4. Recent Accounting Pronouncements:
In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Liabilities, Including an amendment of FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective as of the beginning of fiscal 2008. The Company has not yet assessed the effect, if any, that adoption of SFAS 159 will have on its results of operations and financial position.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. The adoption of SFAS 157 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
In July 2006, the FASB issued Financial Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
4. Recent Accounting Pronouncements (continued):
interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result, is effective for Hillman in the first quarter of 2007. Management is currently evaluating the impact of FIN 48 on the consolidated financial position, results of operations and cash flows.
In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments” which amends Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities” and Statement of Financial Accounting Standards No. 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a re-measurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. Hillman will adopt SFAS 155 in the first quarter of 2007. The adoption of SFAS 155 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
5. Acquisition:
On January 5, 2006, the Company’s Hillman Group, Inc. subsidiary purchased certain assets of The SteelWorks Corporation (“SteelWorks”), a Denver, Colorado based manufacturer and distributor of metal shapes, threaded rod and metal sheet to the retail hardware and home improvement industry. The aggregate purchase price, including transaction costs of $123, was $34,364 paid in cash at closing. The accompanying consolidated balance sheet at December 31, 2006 reflects the preliminary allocation of the aggregate purchase price in accordance with SFAS No. 141, “Business Combinations.” The following table reconciles the fair value of the acquired assets and assumed liabilities to the total purchase price:

Customer relationships	$11,861
Trademarks	2,624
Goodwill	19,879

Total purchase price	$34,364

The values assigned to customer relationships and trademarks were determined by an independent appraisal and are preliminary pending the finalization of the appraisal. The customer relationships have been assigned a 23 year life and the trademarks an indefinite life. The intangible assets and goodwill are deductible for income tax purposes over a 15 year life.
In connection with the acquisition, the Hillman Group, Inc. entered into a supply agreement whereby SteelWorks will be the exclusive provider of metal shapes for a period of 10 years.
6. Related Party Transactions
On September 26, 2001, the Company was acquired by Allied Capital pursuant to the terms and conditions of an Agreement and Plan of Merger dated as of June 18, 2001. In connection with the Agreement and Plan of Merger, the Company was obligated to pay management fees to a subsidiary of Allied Capital for management services rendered in the amount of $1,800 per year, plus out of pocket expenses, for calendar years subsequent to 2001. The Company has recorded a management fee charge of $524 on the Predecessor’s Statement of Operations for the three months ended March 31, 2004. Payment of management fees was due annually after delivery of the Company’s annual audited financial statements to the Board of Directors of the Company. The obligation to pay management fees to Allied Capital was terminated upon the payment of outstanding fees in the amount of $2,324 on March 31, 2004 in connection with the close of the Merger Transaction.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
6. Related Party Transactions (continued):
On March 31, 2004, the Company was acquired by affiliates of CHS. In connection with the CHS acquisition, the Company is obligated to pay management fees to a subsidiary of CHS in the amount of $58 per month and to pay transaction fees to a subsidiary of OTPP in the amount of $26 per month, plus out of pocket expenses, for each month commencing with the closing date of the Merger Transaction. The Company has recorded management and transaction fee charges and expenses from CHS and OTPP of $1,019 and $1,045 for the years ended December 31, 2006 and 2005, respectively, and $805 for the nine month period ended December 31, 2004.
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
7. Income Taxes
The components of the Company’s income tax provision (benefit) for the three years ended December 31, 2006 were as follows:

	Successor			Predecessor
	Year	Year	Nine Months	Three Months
	ended	ended	ended	ended
	December 31,	December 31,	December 31,	March 31,
	2006	2005	2004	2004
		As Restated
Current:
Federal & State	$271	$438	$50	$1,427
Foreign	—	—	—	—

Total current	271	438	50	1,427

Deferred:
Federal & State	1,682	2,395	4,503	(13,389)
Foreign	91	91	—	—

Total deferred	1,773	2,486	4,503	(13,389)

Valuation allowance	—	—	—	1,749

Provision (benefit) for income taxes	$2,044	$2,924	$4,553	$(10,213)

The Company has U.S. federal net operating loss (“NOL”) carryforwards for tax purposes, totaling $60,442 as of December 31, 2006, that are available to offset future taxable income. These carryforwards expire from 2019 to 2025. Limitations on utilization, primarily as a result of Internal Revenue Service Code Section 382 change in control provisions, may apply to approximately $35,399 of these loss carryforwards. Management believes that these losses will be fully utilized prior to the expiration date. No valuation allowance has been provided against the federal NOL. In addition the Company’s foreign subsidiaries have NOL carryforwards aggregating $1,284 which expire from 2009 to 2014. A valuation allowance of $224 has been established for the foreign NOL carryforwards.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
7. Income Taxes (continued):
The Company has state net operating loss carryforwards with an aggregate tax benefit of $2,795 which expire from 2007 to 2025. A valuation allowance of $182 has been established for these deferred tax assets. The valuation allowance for state net operating loss carryforwards decreased in 2006 by $322. The decrease was primarily as a result of the utilization of the related state net operating losses and other adjustments.
The Company has federal unused capital losses totaling $785 as of December 31, 2006 that are available to offset future capital gains. These carryforwards expire in 2007. A valuation allowance of $275 has been established for these deferred tax assets. The valuation allowance for the capital loss carryforwards decreased in 2006 by $12,513 primarily as a result of the expiration of capital loss carryforwards and utilization in the current period. The Company also has $283 of general business tax credit carryforwards which expire from 2009 to 2021. A valuation allowance of $283 has been established for these tax credits.
In the three months ended March 31, 2004, a deferred tax asset was recorded for costs that were capitalized in connection with the Merger Transaction. Certain of these capitalized costs are not amortized under the tax law and can only be recovered for tax purposes under certain circumstances. The Company has established a valuation allowance of $1,549 for the entire amount of the deferred tax asset related to these non-amortizable capitalized costs.
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
The table below reflects the significant components of the Company’s net deferred tax assets and liabilities at December 31, 2006 and 2005:

	As of December 31, 2006		As of December 31, 2005
	Current	Non-current	Current	Non-current
			As Restated	As Restated
Deferred Tax Asset:
Inventory	$4,324	$—	$3,962	$—
Acquisition related/severance reserve	299	—	784	—
Bad debt reserve	606	—	1,134	—
Casualty loss reserve	406	438	482	510
Deferred compensation	194	1,869	65	1,792
Medical insurance reserve	643	—	567	—
Revenue recognition — shipping terms	156	—	384	—
Federal net operating loss	—	21,565	—	24,695
State net operating loss	—	2,795	—	3,480
Original issue discount amortization	—	404	—	423
Transaction costs	—	2,069	—	2,105
Federal capital loss carryforwards	—	275	—	12,982
All other items	413	1,541	473	857

Gross deferred tax assets	7,041	30,956	7,851	46,844
Valuation allowance for deferred tax assets	(466)	(2,047)	(2,240)	(13,363)

Net deferred tax assets	$6,575	$28,909	$5,611	$33,481

Deferred Tax Liability:
Intangible asset amortization	$—	$61,084	$—	$63,025
Property and equipment	—	4,359	—	4,909
All other items	—	119	—	313

Deferred tax liabilities	$—	$65,562	$—	$68,247

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
7. Income Taxes (continued):
The valuation allowance at December 31, 2006 was $2,513. Of this balance, $2,199 was established at the Merger Transaction date. Therefore, initial recognition of a tax benefit by a future reduction of $2,199 in the December 31, 2006 valuation allowance will reduce goodwill related to the Merger Transaction.
Reductions in the valuation allowance for the three months ended March 31, 2004, the nine months ended December 31, 2004 and the years ended December 31, 2005 and 2006 of $150, $366, $368 and $765, respectively, were recorded as a reduction to goodwill resulting from the initial recognition of the tax benefits from valuation allowances established in purchase accounting. Foreign tax benefits in the three months ended March 31, 2004, the nine months ended December 31, 2004, and the years ended December 31, 2005 and 2006 were offset by charges to the valuation allowance of $93, $35, $96 and $76, respectively.
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
Below is a reconciliation of statutory income tax rates to the effective income tax rates for the periods indicated:

	Successor			Predecessor
	Year	Year	Nine Months	Three Months
	ended	ended	ended	ended
	December 31,	December 31,	December 31,	March 31,
	2006	2005	2004	2004
		As Restated
Statuatory federal income tax rate	35.0%	35.0%	35.0%	35.0%
Non-U.S. taxas and the impact of non- U.S. losses for which a current tax benefit is not available	-1.6%	23.4%	0.0%	-0.4%
State and local income taxes, net of U.S. federal income tax benefit	-3.9%	99.4%	9.8%	4.9%
Adjustment of reserve for uncertain tax positions and other items	-1.5%	-16.8%	0.7%	-4.6%
Adjustment for change in tax law	0.0%	-251.5%	0.0%	0.0%
Permanent differences:
Interest expense on mandatorily redeemable preferred stock	-55.5%	578.9%	35.8%	—
Stock-based compensation expense	-7.6%	116.2%	1.8%	—
Dividends received exclusion	0.3%	-5.8%	-0.2%	—
Meals and entertainment expense	-2.1%	27.2%	1.9%	-0.1%
Other permanent differences	-0.3%	0.6%	0.6%	4.3%
Effect of change in valuation allowances	0.0%	0.0%	0.0%	-5.7%
Tax credits utilized	0.7%	0.0%	0.0%	0.0%

Effective income tax rate	-36.5%	606.6%	85.4%	33.4%

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
8. Property and Equipment, net:
Property and equipment, net, consists of the following at December 31, 2006 and 2005:

	Estimated
	Useful Life
	(Years)	2006	2005
Land		$131	$131
Buildings	27	781	781
Leasehold improvements	3-10	4,277	4,183
Machinery and equipment	2-10	86,512	76,530
Furniture and fixtures	3-5	1,361	1,346
Construction in process		307	299

Property and equipment, gross		93,369	83,270
Less: Accumulated depreciation		34,308	22,553

Property and equipment, net		$59,061	$60,717

9. Other Intangibles, net:
Intangible assets are amortized over their useful lives and are subject to a lower of cost or market impairment testing.
The values assigned to intangible assets in connection with the March 31, 2004 Merger Transaction and the Steelworks acquisition were determined by an independent appraisal. Other intangibles, net as of December 31, 2006 and 2005 consist of the following:

			Estimated
			Useful Life
	2006	2005	(Years)
Customer relationships	$126,651	$114,790	23
Trademarks	47,294	44,670	Indefinite
Patents	7,960	7,960	9
Non Compete Agreements	5,742	5,742	4

Intangible assets, gross	187,647	173,162
Less: Accumulated amortization	20,403	12,655

Other intangibles, net	$167,244	$160,507

The Predecessor Company’s amortization expense for amortizable assets was $321 for the three months ended March 31, 2004. The Successor Company’s amortization expense for amortizable assets for the years ended December 31, 2006 and 2005 and the nine months ended December 31, 2004 was $7,748, $7,228 and $5,427, respectively. For the years ending December 31, 2007, 2008, 2009, 2010, and 2011, amortization expense is estimated to be $7,273, $7,037, $6,875, $6,391, and $6,391, respectively.

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
On July 21, 2006, the Company amended and restated the Senior Credit Agreement. The Term Loan was increased by $22.4 million to $235.0 million. Proceeds of the additional Term Loan borrowings were used to pay down outstanding Revolver borrowings. The Revolver credit line remains at $40.0 million. Additionally, the LIBOR margin on the Term Loan was reduced by 25 basis points, and certain financial covenants were revised to provide additional flexibility. There were no other significant changes to the Senior Credit Agreement. The Company incurred $1,173 in financing fees in connection with the amended and restated agreement. The fees were capitalized and will be amortized over the remaining term of the Senior Credit Agreement, as amended. The Company was in compliance with all provisions of the Senior Credit Agreement as of December 31, 2006.
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
Emerging Issues Task Force Issue No. 96-19 (“EITF 96-19”) provides guidance on the debtor’s accounting for modifications of a debt instrument. Under EITF 96-19, modifications to a debt instrument deemed to be substantially different require recognition as an extinguishment of debt. An exchange of debt instruments where the present value of cash flows is greater than 10% different from the present value of cash flows under the terms of the original debt instrument would be considered substantially different. The reduction in the interest rate in the amended Subordinated Debt Issuance reduces the present value of cash flows more than 10% and, accordingly, the Company recognized a loss on extinguishment of debt of $726 in the third quarter of 2006 in connection with the modification of the terms of the Subordinated Debt Issuance.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
10. Long-Term Debt (continued):
     As of December 31, 2006 and 2005, long-term debt is summarized as follows:

	2006	2005
Revolving Credit Agreement	$—	$—
Term Loan B	233,825	214,237
Subordinated Debt Issuance	49,820	49,172
Capital Leases	761	99

	284,406	263,508
Less: amounts due in one year	2,605	2,219

Long-term debt	$281,801	$261,289

The aggregate minimum principal maturities of the long-term debt for each of the five years following December 31, 2006, are as follows:

2007	$2,605
2008	2,611
2009	2,499
2010	170,257
2011	106,399
2012 and thereafter	35
As of December 31, 2006, the Company had $33,619 available under its revolving credit agreement and letter of credit commitments outstanding of $6,381. The Company had outstanding debt of $234,586 under its secured credit facilities at December 31, 2006, consisting of a $233,825 Term B loan and $761 in capitalized lease obligations. The term loan consisted of a $233,825 Term B Loan currently at a six (6) month LIBOR rate of 8.5%. The capitalized lease obligations were at various interest rates.
As of December 31, 2006, the estimated fair value of the Company’s long-term debt approximates the recorded value as determined in accordance with SFAS No. 107, “Disclosure about Fair Value of Financial Instruments.” The Company discounted the future cash flows of its senior and subordinated debt based on borrowing rates for debt with similar terms and remaining maturities. The fair value estimate is made at a specific point in time, is subjective in nature, and involves uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimate.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
11. Leases:
Certain warehouse and office space and equipment are leased under capital and operating leases with terms in excess of one year. Future minimum lease payments under noncancellable leases consisted of the following at December 31, 2006:

	Capital	Operating
	Leases	Leases
2007	$325	$8,309
2008	298	6,323
2009	158	4,087
2010	37	3,977
2011	37	4,015
Later years	37	19,783

Total minimum lease payments	892	$46,494

Less amounts representing interest	(131)

Present value of net minimum lease payments (including $255 currently payable)	$761

The Successor’s rental expense for all operating leases was $9,102 and $8,521 for the years ended December 31, 2006 and 2005 and $6,251 for the nine months ended December 31, 2004. The Predecessor’s rental expense for all operating leases was $2,055 for the three months ended March 31, 2004. Certain leases are subject to terms of renewal and escalation clauses.
12. Deferred Compensation Plans:
The Company maintains a deferred compensation plan for key employees (the “Nonqualified Deferred Compensation Plan”) which allows for deferral of cash compensation from salary and annual bonuses. Executive deferrals can grow at mutual fund investment rates.
As of December 31, 2006 and 2005, the Company’s consolidated balance sheet included $5,367 and $4,809, respectively, in restricted investments representing the assets held in mutual funds to fund deferred compensation liabilities owed to the Company’s current and former employees. The current portion of the restricted investments was $500 and $167 as of December 31, 2006 and 2005, respectively.
During the three years ended December 31, 2006, distributions from the deferred compensation plans aggregated $167 in 2006, $84 in 2005 and $4,080 in 2004.

13.	Guaranteed Preferred Beneficial Interest in the Company’s Junior Subordinated Debentures:
In September 1997, The Hillman Group Capital Trust (“Trust”), a Grantor trust, completed a $105,446 underwritten public offering of 4,217,724 11.6% Trust Preferred Securities (“TOPrS”). The Trust invested the proceeds from the sale of the preferred securities in an equal principal amount of 11.6% Junior Subordinated Debentures of Hillman due September 2027. The Trust distributes monthly cash payments it receives from the Company as interest on the debentures to preferred security holders at an annual rate of 11.6% on the liquidation amount of $25.00 per preferred security.

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
The Company may defer interest payments on the debentures at any time, for up to 60 consecutive months. If this occurs, the Trust will also defer distribution payments on the preferred securities. The deferred distributions, however, will accumulate at a rate of 11.6% per annum. The Trust will redeem the preferred securities when the debentures are repaid, or at maturity on September 30, 2027. The Company may redeem the debentures before their maturity at a price equal to 100% of the principal amount of the debentures redeemed, plus accrued interest. When the Company redeems any debentures before their maturity, the Trust will use the cash it receives to redeem preferred securities and common securities as provided in the trust agreement. The Company guarantees the obligations of the Trust on the Trust Preferred Securities.
The Company has determined that the Trust is a variable interest entity and the Company is not the primary beneficiary of the Trust pursuant to the provisions of FIN 46R. Accordingly, pursuant to the requirements of FIN 46R, the Company has de-consolidated the Trust at March 31, 2004. Summarized below is the condensed financial information of the Trust as of December 31, 2006.

Non-current assets — junior subordinated debentures — preferred	$113,639
Non-current assets — junior subordinated debentures — common	3,261

Total assets	$116,900

Non-current liabilities — trust preferred securities	$113,639
Stockholder’s equity — trust common securities	3,261

Total liabilities and stockholders’ equity	$116,900

The non-current assets for the Trust relate to its investment in the 11.6% junior subordinated deferrable interest debentures of Hillman due September 30, 2027.
In accordance with Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, the TOPrS constitute mandatorily redeemable financial instruments. The Company guarantees the obligations of the Trust on the Trust Preferred Securities. Accordingly, the guaranteed preferred beneficial interest in the Company’s Junior Subordinated Debentures are presented in the mezzanine section of long-term liabilities in the accompanying Consolidated Balance Sheet.
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
At December 31, 2006, the recorded value of the Junior Subordinated Debentures, net of premium amortization, was $116,900. The fair value of the Junior Subordinated Debentures on December 31, 2006 was $125,530 based on the $29.00 per share closing price of the underlying Trust Preferred Securities as quoted on the American Stock Exchange plus the liquidation value of the trust common securities.
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
The repurchase feature of the Class B Common Stock triggers liability accounting treatment under FASB 123(R). Accordingly, changes in the fair value of the Class B Common Stock are recorded as a charge to compensation expense over the five year vesting period. For the years ended December 31, 2006 and 2005, compensation expense (income) of ($1,311) and $311, respectively, was recorded in selling, general and administrative expense in the accompanying Statement of Operations.
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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
14. Common and Preferred Stock (continued):
Preferred Stock:
The Company has 238,889 authorized shares of Class A Preferred Stock, 82,192.8 of which are issued and outstanding and 13,450.7 of which are reserved for issuance upon the exercise of options to purchase shares of Class A Preferred Stock. Holders of Class A Preferred Stock are not entitled to any voting rights. Holders of Class A Preferred Stock are entitled to preferential dividends that shall accrue on a daily basis at the rate of 11.5% per annum of the sum of the Liquidation Value (as defined in the Certificate of Incorporation) thereof plus all accumulated and unpaid dividends thereon. The liquidation value of the Class A Preferred Stock is $82,192.8 at December 31, 2006. Cumulative dividends in arrears at December 31, 2006 were $30,082.3.
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
The Hillman Investment Company Class A Preferred Stock is mandatorily redeemable on March 31, 2028 and in accordance with SFAS 150 has been classified as debt in the accompanying Consolidated Balance Sheets. Dividends on the mandatorily redeemable Class A Preferred Stock were $7,945 and $7,125 for the years ended December 31, 2006 and 2005, respectively, and $4,880 for the nine months ended December 31, 2004. The dividends on the mandatorily redeemable Preferred Stock are included in interest expense on the accompanying Consolidated Statements of Operations.
Under the terms of the Company’s Senior Credit Agreement, dividend payments on equity securities are restricted. Dividends to officers and directors are allowable under certain circumstances up to a limit of $2 million per year.
2006 Equity Issuance:
On July 31, 2006, an executive of the Company purchased 88 shares of Class A Preferred Stock for $88.0, 62 shares of Hillman Investment Company Class A Preferred Stock for $62.0 and 4.396 shares of Class A Common Stock for $10.0. In connection with the equity purchase, the executive entered into an ESA similar in terms to the existing management shareholders ESA.
Under the terms of the ESA, the executive has the right to put the Class A Preferred Stock, the Hillman Investment Company Class A Preferred Stock and the Class A Common Stock back to the Company at fair market value if employment is terminated for other than cause. If terminated for cause, the shares can be put back to the Company for the lower of cost or the fair market value. As discussed above, the put feature embedded in the Class A Preferred Stock and the Class A Common Stock requires classification outside permanent equity. Accordingly, the Class A Preferred Stock and the Class A Common Stock have been classified between liabilities and stockholder’s equity in the accompanying Consolidated Balance Sheet.
The 62 shares of Hillman Investment Company Class A Preferred Stock are mandatorily redeemable on March 31, 2028, and in accordance with SFAS 150 has been classified as a liability in the accompanying Consolidated Balance Sheets.

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
SFAS 150 requires the initial and subsequent valuations of the Purchased Options be measured at fair value with the change in fair value recognized as interest expense. Interest expense of $569, $509, and $347 was recorded for the years ended December 31, 2006 and 2005, and nine months ended December 31, 2004, respectively, to recognize the increase in fair market value of the Purchased Options.
15. Stock-Based Compensation:
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
A summary of stock option activity and weighted-average prices is presented below:

	2006		2005		2004
	Options	Price	Options	Price	Options	Price
Outstanding, beginning of year	61.3	$1,523	10.0	$1,000	—	$—
Granted	51.3	2,275	51.3	1,625	10.0	1,000
Exercised	—	—	—	—	—	—
Forfeited or expired	—	—	—	—	—	—

Outstanding, end of year	112.6	$1,866	61.3	$1,523	10.0	$1,000

Exercisable, end of year	10.0	$1,000	10.0	$1,000	—	$—

Compensation expense of $30.2 was recognized on stock options for the year ended December 31, 2006. In accordance with APB Opinion 25, no stock-based compensation expense was recognized on the Common Options for the year ended December 31, 2005 and the nine months ended December 31, 2004. Stock-based compensation expense determined consistent with SFAS 123(R) would have been $9.1 and $0.0 for the year ended December 31, 2005 and the nine months ended December 31, 2004, respectively.
At December 31, 2006, the Company had $41.0 of unrecognized compensation expense for stock options. The expense will be recognized as a charge to earnings over a weighted average period of 0.8 years.
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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
15. Stock-Based Compensation (continued):
Upon resignation from the Company after the third anniversary of grant, termination by the Company without cause, death or disability, or retirement at age 61, the holder of the Preferred Options has a put right on the vested securities at a price equal to fair market value less any option exercise price payable. FIN 44 requires variable accounting treatment for stock awards with employee repurchase rights. Under APB Opinion No. 25, compensation expense was recognized to the extent the market value of the underlying security on the measurement date exceeded the cost to the employee. The market value on the Preferred Options increased by the amount of dividends accrued on the underlying Preferred Stock. Compensation expense was recognized over the five-year vesting period in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans – an interpretation of APB Opinions No. 15 and 25” (“FIN 28”).
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
The intrinsic value method used to determine the value of the Preferred Options under SFAS 123(R) is unchanged from the method used under APB Opinion No. 25. As a result, the January 1, 2006 adoption of SFAS 123(R) does not change the amount of stock-based compensation recognized on the Preferred Options. Compensation expense of $2,520, $1,290 and $272 was recognized in the accompanying Consolidated Statements of Operations for the years ended December 31, 2006 and 2005 and the nine months ended December 31, 2004, respectively.
At December 31, 2006, the aggregate intrinsic value of the outstanding Preferred Options was $5,822, and the intrinsic value of the exercisable Preferred Options was $2,329.
Class B Shares:
The repurchase and vesting features of the Class B Common Stock triggered variable accounting treatment under FIN 44. See Note 14, Common and Preferred Stock, for a more detailed description of the Class B Common Stock.
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
There have been no grants or forfeitures of Class B Common Stock shares since the Merger Transaction. At December 31, 2006, there were 400 Class B Common shares vested with a fair value of $0.0 per share. Compensation expense (income) of ($1,311), $311, and $0 was recorded in the accompanying Consolidated Statements of Operations for the years ended December 31, 2006 and 2005 and nine months ended December 31, 2004, respectively.

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
The New Swap was designated as a cash flow hedge and the fair value at December 31, 2006 was $(130), net of $85 in taxes. The Swap was reported on the consolidated balance sheet in other non-current liabilities with a related deferred charge recorded as a component of other comprehensive income in shareholders’ equity.
18. Commitments and Contingencies:
The Company self insures its product liability, worker’s compensation and general liability losses up to $250 per occurrence. Catastrophic coverage is maintained for occurrences in excess of $250 up to $35,000. As of December 31, 2006, the Company has provided certain vendors and insurers letters of credit aggregating $6,381 related to its product purchases and insurance coverage of product liability, workers compensation and general liability.
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
(dollars in thousands)
18. Commitments and Contingencies (continued):
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
19. Statements of Cash Flows:
Supplemental disclosures of cash flow information are presented below:

	Successor			Predecessor
	Year	Year	Nine Months	Three Months
	ended	ended	ended	ended
	December 31,	December 31,	December 31,	March 31,
	2006	2005	2004	2004
Cash paid (refunded) during the period for:
Interest on junior subordinated debentures	$12,231	$12,231	$9,457	$3,152

Interest	25,587	18,130	8,992	4,038

Income taxes	245	484	22	48

Non-cash operating activities:
Stock option grant	—	—	—	24,353

Non-cash investing activities:
Property and equipment purchased with capital lease	824	—	—	—

Non-cash financing activities:
Dividends on preferred stock (Note 14)	12,025	10,736	7,321	—

20. Quarterly Data (unaudited):
The unaudited quarterly net (loss) income data for the year ended December 31, 2005 has been restated to reflect corrections for the matters discussed in Note 2.

2006	Fourth	Third	Second	First
Net sales	$97,190	$111,828	$113,358	$101,525
Gross profit	50,929	59,571	58,801	51,149
Net (loss) income	(4,398)	66	554	(3,870)

2005	Fourth	Third	Second	First
Net sales	$89,385	$102,593	$102,934	$87,600
Gross profit	46,960	54,475	56,356	48,499
Net (loss) income (as previously reported)	(3,510)	219	(39)	(324)
Net (loss) income (as restated)	(3,751)	219	1,414	(324)

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
20. Quarterly Data (unaudited) (continued):
The unaudited quarterly balance sheet amounts as originally reported in the Company’s quarterly reports on Form 10-Q and as restated to reflect corrections for the matters discussed in Note 2 are shown below.

2006	Third	Second	First
Deferred tax assets-current (as previously reported)	$4,999	$5,399	$5,475
Deferred tax assets-current (as restated)	4,951	5,351	5,427
Deferred tax liabilities-non-current (as previously reported)	37,891	36,762	35,177
Deferred tax liabilities-non-current (as restated)	36,631	35,502	33,917
Accumulated deficit (as previously reported)	(6,904)	(6,970)	(7,524)
Accumulated deficit (as restated)	(5,692)	(5,758)	(6,312)

2005	Third	Second
Deferred tax assets-current (as previously reported)	$8,347	$6,310
Deferred tax assets-current (as restated)	8,299	6,262
Deferred tax liabilities-non-current (as previously reported)	38,817	34,435
Deferred tax liabilities-non-current (as restated)	37,316	32,934
Accumulated deficit (as previously reported)	(144)	(363)
Retained earnings (as restated)	1,309	1,090
21. Concentration of Credit Risks:
Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade receivables. The Company places its cash and cash equivalents with high credit quality financial institutions. Concentrations of credit risk with respect to sales and trade receivables are limited due to the large number of customers comprising the Company’s customer base and their dispersion across geographic areas. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. For the year ended December 31, 2006, the largest three customers accounted for 39.5% of sales and 44.3% of the year-end accounts receivable balance. No other customer accounted for more than 5.0% of the Company’s total sales in 2006.
Concentration of credit risk with respect to purchases and trade payables are limited due to the large number of vendors comprising the Company’s vendor base, with dispersion across different industries and geographic areas. The Company’s largest vendor in terms of annual purchases accounted for 10.6% of the Company’s total purchases and 18.7% of the Company’s total trade payables on December 31, 2006.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
22. Segment Information:
The following geographic area data includes revenue based on product shipment destination and long-lived assets based on physical location:

	Successor			Predecessor
	Year	Year	Nine Months	Three Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	March 31,
	2006	2005	2004	2004
Net sales
United States	$412,467	$372,630	$266,909	$76,713
Canada	3,726	2,792	2,296	314
Mexico	2,158	2,154	895	116
Other	5,550	4,936	3,274	1,047

Consolidated net sales	$423,901	$382,512	$273,374	$78,190

Long-lived assets:
United States	$500,591	$477,466	$486,404	n/a
Canada	18	44	70	n/a
Mexico	—	—	—	n/a
Other	—	—	—	n/a

Consolidated long-lived assets	$500,609	$477,510	$486,474	n/a

	Successor			Predecessor
	Year	Year	Nine Months	Three Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	March 31,
	2006	2005	2004	2004
Cash & cash equivalents
United States	$1,236	$25,926	$29,073	n/a
Canada	267	176	535	n/a
Mexico	1,048	389	5	n/a
Other	—	—	—	n/a

Consolidated cash & cash equivalents	$2,551	$26,491	$29,613	n/a

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
22. Segment Information (continued):
Following is revenue based on products for the Company’s significant product categories:

	Year	Year	Nine Months	Three Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	March 31,
	2006	2005	2004	2004
Net sales
Keys	$72,870	$71,020	$53,082	$17,585
Engraving	35,976	32,274	22,582	6,833
Letters, numbers and signs	34,518	33,025	23,551	6,670
Fasteners	229,732	224,378	158,041	41,442
Threaded Rod	28,156	—	—	—
Code Cutter	4,810	4,962	3,840	1,427
Other	17,839	16,853	12,278	4,233

Consolidated net sales	$423,901	$382,512	$273,374	$78,190

Financial Statement Schedule:
Schedule II — VALUATION ACCOUNTS
(dollars in thousands)

	Deducted From Assets in Balance Sheet
			Allowance for
	Allowance for		Obsolete/
	Doubtful		Excess
	Accounts		Inventory
Balance, December 31, 2003 — Predecessor	524		3,189

Additions charged to cost and expense	31		500

Deductions due to:
Others	31	(A)	215	(A)

Ending Balance — March 31, 2004 — Predecessor	524		3,474

Additions charged to cost and expense	198		397

Deductions due to:
Others	196	(A)	313	(A)

Ending Balance — December 31, 2004 — Successor	526		3,558

Additions charged to cost and expense	(70)		878

Deductions due to:
Others	22	(A)	488	(A)

Ending Balance — December 31, 2005 — Successor	434		3,948

Additions charged to cost and expense	46		725

Deductions due to:
Others	111	(A)	31

Ending Balance — December 31, 2006 — Successor	$369		$4,642

Notes:
(A)	Includes write-off of accounts receivable (net of bad debt recoveries) and inventories.

Item 9 –	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
As previously reported in the Current Report on Form 8-K filed by the Company on May 31, 2006, the Audit Committee of the Board of Directors of The Hillman Companies, Inc. (the “Company”) dismissed PricewaterhouseCoopers LLP (“PwC”) and selected Grant Thornton LLP (“Grant Thornton”) as the independent registered public accounting firm to audit the Company’s financial statements for the fiscal year ended December 31, 2006. On June 1, 2006, Grant Thornton accepted the engagement to audit the Company’s financial statements.
During the fiscal year ended December 31, 2005 and through May 31, 2006, the Company had no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PwC, would have caused PwC to make reference thereto in its report on the Company’s financial statements for such period.
Item 9A – Controls and Procedures
Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, which included the matters discussed below, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this Report (December 31, 2006), in ensuring that material information relating to The Hillman Companies, Inc. required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Prior Material Weaknesses
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Although we have not yet been required to assess and report on the effectiveness of our internal control over financial reporting the Company concluded that the material weaknesses described below existed as of December 31, 2005.
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
This control deficiency resulted in the restatement of the Company’s 2002 consolidated financial statements, interim and annual consolidated financial statements for the year ended December 31, 2003, the three months ended March 31, 2004, the nine months ended December 31, 2004, the three months ended March 31, 2005 as well as audit adjustments to the 2005 consolidated financial statements. In addition, the consolidated financial statements for the year ended December 31, 2005 included in this annual report have been restated as a result of the control deficiencies described above.
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
In February 2007, the Company concluded that the provision for income taxes for the year ended December 31, 2005 was overstated by approximately $1.2 million. The Company did not adjust deferred tax assets and liabilities as required by GAAP following new tax legislation passed by the State of Ohio. This resulted in the restatement of the Company’s consolidated financial statements for the year ended December 31, 2005 and the unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2006, the three and six months ended June 30, 2006 and 2005 and the three and nine months ended September 30, 2006 and 2005. The tax accounting error was detected as a result of the remediation of material weaknesses discussed below.
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
The Company tested the effectiveness of the newly implemented controls and found them to be effective and has concluded that, as of December 31, 2006, the material weaknesses described above have been remediated. The Company evaluated the effect of the restatement described in Note 2 of the consolidated financial statements and concluded that this is not indicative of a material weakness as the error was discovered as a result of the Company’s remediation efforts. The Company’s management has concluded that the consolidated financial statements included in this annual report fairly state, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented in conformity with GAAP.
Changes in Internal Control over Financial Reporting
During the year ended December 31, 2006, other than the changes described above, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B – Other Information.
     None.

PART III
Item 10 – Directors, Executive Officers, and Corporate Governance.
The following is a summary of the biographies for at least the last five years of the continuing directors and officers. Each of the directors has served as such since March 31, 2004 except for Maurice P. Andrien, Jr. and Max W. Hillman who have served since September 2001 and Shael J. Dolman who has served since June 19, 2005.
Directors

Principal Occupation; Five-Year
Name and Age	Employment; Other Directorships
Peter M. Gotsch (42)	Chairman of The Hillman Companies, Inc. since March 31, 2004. Mr. Gotsch has been a member of Code Hennessy & Simmons LLC since 1997 and employed by its affiliates since 1989. Mr. Gotsch presently serves on the Board of Beacon Roofing Supply, Inc. and the Board of Houston Wire & Cable Company.

Maurice P. Andrien, Jr. (65)	From September 2001 to March 2004, Mr. Andrien was Chairman of The Hillman Companies, Inc., Cincinnati, Ohio. From April 1999 to November 2001, Mr. Andrien was President and Chief Executive Officer of SunSource Inc.

Max W. Hillman (60)	President and Chief Executive Officer of The Hillman Companies, Inc., Chief Executive Officer of The Hillman Group, Inc., Cincinnati, Ohio. From April 2000 to November 2001, Mr. Hillman was Co-Chief Executive Officer of The Hillman Group, Inc. From 1999 to April 2000, Mr. Hillman held the position of Chief Executive Officer of The Hillman Group, Inc. From 1991 to 1999, Mr. Hillman was a Group Vice President for SunSource Inc.

Andrew W. Code (48)	Mr. Code has been a general partner of CHS Management Limited Partnership (“CHS Management”) and a general partner of Code Hennessy & Simmons Limited Partnership (“CHS”) since August 1988. Mr. Code is on the Board of SCP Pool Company.

Mark A. Dolfato (34)	Mr. Dolfato joined Code Hennessy & Simmons LLC as an Associate in 2000 and has been a Vice President since 2003.

Principal Occupation; Five-Year
Name and Age	Employment; Other Directorships
Larry Wilton (59)	Mr. Wilton was CEO of Compass Home Inc. from 2004 to 2005. From 1998 to 2002, Mr. Wilton was CEO of Philips Lamps NAFTA. From 1996 to 1998, Mr. Wilton was Executive Vice President of Philips Lighting United States and Canada. From 1999 to 2002, Mr. Wilton served on the Philips NV Lamps Board of Directors.

Shael J. Dolman (35)	Mr. Dolman is a Director at the private equity arm of OTPP. Mr. Dolman joined OTPP in 1997 after working in Commercial and Corporate Banking at a Canadian chartered bank. Mr. Dolman received his Bachelor of Arts from University of Western Ontario and his MBA from McGill University. He is a director of ALH Holding, Inc and Worldspan LP.
All directors hold office until their successors are duly elected and qualified.

Committees
The Company is a controlled company within the meaning of the American Stock Exchange (“Amex”) listing standards because affiliates of CHS own more than 50% of the outstanding shares of the Company’s common voting stock. Accordingly, the Company is exempt from the requirements of the Amex listing standards to maintain a majority of independent directors on the Company’s board of directors and to have a nominating committee and a compensation committee composed entirely of independent directors.
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
The current members of the audit committee are Peter Gotsch, Mark Dolfato and Shael J. Dolman. As noted above, the Company is a controlled company within the meaning of the Amex listing standards and, therefore, no member of the audit committee is designated as an “audit committee financial expert.”
Code of Ethics
The Company has adopted a code of ethics which applies to its senior officers, including its Chief Executive Officer and its Chief Financial Officer, as well as every employee of the Company. The Company’s code can be accessed via its website at http://www.hillmangroup.com. The Company intends to disclose amendments to or waivers from a required provision of the code on Form 8-K.

The executive officers of the Company (including the executive officers of The Hillman Group, Inc.) are set forth below:
Executive Officers

Position with the Company;
Name and Age	Five-year Employment History
Max W. Hillman (60)	President and Chief Executive Officer of The Hillman Companies, Inc., Chief Executive Officer of The Hillman Group, Inc., Cincinnati, Ohio. See page 69 for five-year employment history. Mr. Hillman is the brother of Richard P. Hillman.

Richard P. Hillman (58)	President of The Hillman Group, Inc., Cincinnati, Ohio. Mr. Hillman has held such position since 1991. Mr. Hillman is the brother of Max W. Hillman.

James P. Waters (45)	Chief Financial Officer and Secretary of The Hillman Companies, Inc., Cincinnati, Ohio and Vice President, Chief Financial Officer and Secretary of The Hillman Group, Inc., Cincinnati, Ohio. From September 1999 to November 2001, Mr. Waters was Vice President and Chief Financial Officer of The Hillman Group, Inc.

George L. Heredia (48)	Senior Vice President of Engraving for The Hillman Group, Inc., Tempe, Arizona. Mr. Heredia has held various executive positions since April 2000. Prior to April 2000, Mr. Heredia had held the positions of Senior Vice President of Marketing and Senior Vice President of Operations for Axxess Technologies, Inc.

Terry R. Rowe (52)	Senior Vice President of National Account Sales for The Hillman Group, Inc., Cincinnati, Ohio. Mr. Rowe has held such position with The Hillman Group, Inc. since 1992.
All executive officers hold office at the pleasure of the board of directors.

Item 11 – Executive Compensation
Compensation Discussion & Analysis
Overview of the Compensation Program
Compensation Philosophy
The corporate compensation and benefits program of Hillman is designed to establish and maintain competitive total compensation programs that will attract, motivate and retain the qualified and skilled work force necessary for the continued success of Hillman. To help align compensation paid to executive officers with the achievement of corporate goals, Hillman has designed its cash compensation program as a pay-for-performance based system that rewards named executive officers (“NEOs”) for their individual performance and contribution in achieving corporate goals. To remain competitive, the Compensation Committee assesses how each component, including base and performance pay, is validated relative to market values on an annual basis. The Board of Directors’ decisions on compensation for its NEOs are based primarily upon its assessment of each individual’s performance and potential to enhance long-term stockholder value. The Board relies on judgment and not on rigid guidelines or formulas in determining the amount and mix of compensation elements for the Company’s NEOs.
Components of Total Compensation
Compensation packages in 2006 for the Company’s NEOs were comprised of the following three primary components:
•	Annual base salary;

•	Performance based bonuses, determined on an annual basis; and

•	Benefits, which consist primarily of health and welfare benefits and retirement benefits under its Defined Contribution Plan and its Deferred Compensation Plan.
Establishing Compensation Levels
Role of the Compensation Committee and Management
The Compensation Committee is comprised of: Shael Dolman, Mark Dolfato and Peter Gotsch. The Compensation Committee meets annually to review base salary adjustments, bonus plans and any incentive stock or option awards. The Compensation Committee also reviews the compensation package for all new executive hires.
The key member of management involved in the compensation process is the Chief Executive Officer (“CEO”). The CEO identifies corporate performance objectives that are used to determine performance pay amounts. The CEO then presents these goals to the Compensation Committee, which in turn approves these goals and presents them to the Board of Directors for review and approval. On an annual basis a comprehensive report is provided to the Compensation Committee on all of Hillman’s compensation programs.
Assessment of Market Data, Peer Comparisons and Benchmarking of Compensation
Target total cash compensation for each executive is established primarily based on data obtained from various organizations including the Employee Research Association of Cincinnati and the National Association of Manufacturers. The Company seeks to compensate its executives in a comparable manner to the 50th percentile of its peer group members which include companies of a comparable size with similar products and services.
Determination of NEO Compensation

The Compensation Committee established 2006 compensation for the CEO based on market data and compensation of CEOs at companies of similar size and complexity. The types of market data examined by the Compensation Committee, in making this determination, were surveys from the Profit Planning Group and market studies by Employee Research Association of Cincinnati and the National Association of Manufacturers.
Compensation for the year ended December 31, 2006 for James Waters, Richard Hillman, George Heredia and Terry Rowe was based on the recommendations of the CEO to the Compensation Committee. The CEO considered performance during the previous year as well as market data.
Base Salary
Hillman believes that executive base salaries should be targeted at the median of the range of salaries for executives in similar positions and with similar responsibilities at comparable companies. Base pay is established primarily based on peer group data. Market data is also used to determine the need for salary structure adjustments and annual base pay adjustments. The Company also considers other compensation provided to its NEOs such as outstanding options when determining base salary.
The Chief Executive Officer of Hillman recommends officers’ salaries to the Compensation Committee which then approves these recommendations on an annual basis. The Company’s Board of Directors approves the salary of the President and CEO upon the Compensation Committee’s recommendation.
Certain of the Company’s NEOs, pursuant to employment agreements entered into in March 2004, are eligible to receive base salaries as follows: Max Hillman — $365,000; James Waters — $180,000; and Richard Hillman — $252,000.
During 2006, the Compensation Committee awarded Max Hillman a salary of $399,746, an increase of approximately 2.0% from 2005 and, following the recommendations made by Max Hillman, the Company’s CEO, awarded salaries to the remaining NEOs in the following amounts: James Waters — $194,761, an increase of approximately 3.2% from 2005; Richard Hillman — $269,423, an increase of approximately 3.0% from 2005; George Heredia — $230,500, an increase of approximately 3.0% from 2005; and Terry Rowe — $206,238, an increase of approximately 2.1% from 2005.
The base salary amounts were determined as part of the total compensation paid to each NEO and were not considered, by themselves, as fully compensating the NEOs for their service to the Company.
Performance Based Bonuses
Annual Performance Based Bonus (“PBB”) targets are established by the CEO and approved by the Compensation Committee. Generally, the higher the level of responsibility of the executive within the Company, the greater the portion of that executive’s targeted bonus compensation. For all executives, a minimum of 70% of the annual PBB is based on attaining the Company’s financial objectives. This includes 35% which is tied to the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”). In addition, a minimum of 35% will be based on sales and/or return on asset targets. The remaining PBB will be based on individual goals and objectives established by the CEO.
In addition to the above, pursuant to employment agreements the Company has with certain of its NEOs, each NEO is eligible to receive an annual bonus up to a specified amount of his/her annual salary. For example, the following NEOs are eligible to receive bonus payments up to the following amounts: Max Hillman – 124 percent of base salary; James Waters – 60 percent of base salary; and Richard Hillman – 70 percent of base salary. The remaining NEOs are awarded bonuses by the Compensation Committee, after considering the recommendations of the Company’s CEO. During 2006 the Company awarded bonuses to its NEOs that ranged in value from 11.4 percent to 20.4 percent of the salary awarded to each NEO. In actual dollars and, in most cases in percentage terms, these awards were lower than awards made in 2005 and previous years as a result of Hillman’s failure to achieve certain EBITDA and return on asset targets.

During 2006, the Compensation Committee, in its discretion, awarded Max Hillman a bonus of $68,701, an increase of approximately 55.4 percent from 2005 as a result of his overall leadership of the Company and, following the recommendations made by the CEO, awarded bonuses to its NEOs as follows: James Waters — $22,292, a decrease of approximately 7.4 percent from 2005; Richard Hillman — $49,066, a decrease of approximately 28.6 percent from 2005; George Heredia - $46,952, a decrease of approximately 25.3 percent from 2005; and Terry Rowe — $23,589 a decrease of approximately 49.4 percent from 2005.
The bonus awards were determined as part of the total compensation paid to each NEO and were not considered, by themselves, as fully compensating the NEOs for their services.
In addition to the above, Messrs. Max Hillman, Richard Hillman and James Waters are also eligible to receive severance and change in control payments in the event their employment is terminated or the Company enters into a transaction that results in a change in control. See “Severance and Change in Control Arrangements” for additional information.
Benefits
Executives are eligible to participate in the same health and benefit plans available to all employees including health insurance, dental, vision, term life and disability insurance. All executives are entitled to four weeks of paid vacation. In addition, the NEOs are eligible to participate in the Company’s Defined Contribution Plan and 401(k) Plan, both described below.
Amended Stock Option Plan
On March 31, 2004, the Company adopted the 2004 Stock Option Plan (“Common Option Plan”) following Board and shareholder approval. Grants under the Common Option Plan consist of non-qualified stock options for the purchase of Class B Common Shares. The number of Class B Common Shares authorized for issuance under the Common Option Plan is not to exceed 356.41 shares. Unless otherwise consented to by the Board, the aggregate number of Class B Common Shares for which options may be granted under the Common Option Plan cannot exceed 71.28 in any one calendar year.
The Common Option Plan is administered by the Compensation Committee of the Board. All of the Company’s executive officers are eligible to participate in the Common Option Plan. The Compensation Committee determines to whom to grant options as well as the term of each option, provided that the exercise period may not exceed ten years from date of grant. None of the 51 Common Options issued in 2006 are currently exercisable but will become fully vested on the second anniversary of the date of grant. All options under the Common Option Plan were issued with a strike price equal to the fair market value of the underlying security at the date of grant. There were no option grants to any of the NEOS in 2006.
Defined Contribution Plan
The Company’s NEOs and certain other employees are covered under a profit-sharing and retirement savings plan (“Defined Contribution Plan”). The plan provides for a matching contribution for eligible employees of 50% of each dollar contributed by the employee up to 6% of the employee’s compensation. In addition, the plan provides an annual contribution in amounts authorized by the Board, subject to the terms and conditions of the plan.
Perquisites
The NEOs receive the choice of the use of a company car or a monthly car allowance of up to $1,050 per month. The President and Chief Executive Officer approve car expense amounts annually and report those amounts to the Compensation Committee. Mr. Max Hillman receives up to $1,000 per month as reimbursement for country club dues which are used for business and client development purposes.

Executive Securities Agreement
In connection with the CHS Merger, Max W. Hillman, Richard P. Hillman, James P. Waters, Terry R. Rowe and George L. Heredia entered into the Executive Securities Agreement (the “ESA”) which sets forth the terms under which the named executives may purchase, exchange or cancel the Company’s equity securities. In addition, the ESA is the grant instrument for the Company’s Class A Preferred Options and The Hillman Investment Company Class A Preferred Options (“Preferred Options”). The Preferred Options vest 20% per year over a five year period and expire on March 31, 2014. Under the terms of the ESA, if employment is terminated for other than cause, the security holder has the option to put the security or vested portion of the Preferred Options back to the Company at fair market value. If terminated for cause, securities can be put back to the Company at the lower of cost or fair market value. The Company also has the option to call the securities if employment is terminated.
Compensation Committee Report
February 22, 2007
The Committee, together with Hillman’s board of directors, determines compensation for executive officers based upon recommendations from Hillman’s CEO and oversees the Company’s Amended Stock Option Plan. The Committee currently consists of Peter Gotsch, Shael Dolman and Mark Dolfato.
Based on the Compensation Committee’s deliberations and discussions with management, the Compensation Committee recommends that the Board of Directors include the Compensation Discussion and Analysis in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 for filing with the Securities and Exchange Commission.
Respectfully Submitted,
The Compensation Committee
Peter Gotsch
Shael Dolman
Mark Dolfato
The information contained in the report above shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent specifically incorporated by reference therein.

Summary Compensation Table
The following table sets forth compensation that the Company paid during the year ended December 31, 2006, to its principal executive officer, principal financial officer and each of the three highest paid executive officers of the Company (collectively, the “NEOs”) in each capacity in which each NEO served. Certain of the NEOs served as both officers and directors.

					Change in
					Pension
					Value and
					Nonqualified
					Deferred	All Other
Name and				Option	Compensation	Compen-
Principal Position	Year	Salary(1)	Bonus(2)	Awards (3)	Earnings(4)	sation		Total
Max W. Hillman	2006	399,746	68,701	—	—	28,689	(6)	497,136
President and CEO	2005	391,923	44,203	—	—	30,253	(7)	466,379
The Hillman Companies, Inc.	2004	397,500	690,189	—	—	31,294	(8)	1,118,983

James P. Waters	2006	194,761	22,292	—	—	9,207	(5)	226,260
CFO and Secretary	2005	188,769	24,062	—	—	10,263	(5)	223,094
The Hillman Companies, Inc.	2004	185,954	123,300	—	—	8,837	(5)	318,091

Richard P. Hillman	2006	269,423	49,066	—	—	10,808	(5)	329,297
President	2005	261,692	68,725	—	—	10,346	(5)	340,763
The Hillman Group, Inc.	2004	260,885	228,865	—	—	9,384	(5)	499,134

George L. Heredia	2006	230,500	46,952	—	—	17,269	(9)	294,721
Senior VP of Engraving	2005	223,769	62,875	—	—	16,274	(10)	302,918
The Hillman Group, Inc.	2004	220,846	121,218	—	—	17,656	(11)	359,720

Terry R. Rowe	2006	206,238	23,589	—	—	7,628	(12)	237,455
Senior VP National Accounts	2005	202,000	46,601	—	—	8,223	(12)	256,824
The Hillman Group, Inc.	2004	202,846	106,434	—	—	6,587	(12)	315,867

(1)	Represents base salary including any deferral of salary into the Hillman Nonqualified Deferred Compensation Plan.

(2)	Represents earned bonus for services rendered in each year. In 2004, a discretionary management bonus was paid in connection with the CHS acquisition of the Company. The 2004 discretionary bonus was $345,159, $113,000, $48,500, $49,308 and $49,308 for Max Hillman, Richard Hillman, George Heredia, Terry Rowe and James Waters, respectively.

(3)	In connection with the 2004 acquisition by CHS all of the NEOs were issued options to purchase Class A Preferred Stock and shares of Class A Preferred Stock in Hillman Investment Company. The options were issued with a strike price equal to the fair market value of the underlying securities. The option awards are classified as liability based awards, and accordingly, no compensation would have been recognized under SFAS 123R.

(4)	There were no above market earnings in the Hillman Nonqualified Deferred Compensation Plan for the NEO’s.

(5)	Represents employer matching contributions to the Hillman Retirement Savings and 401(k) Plan, employer matching contributions to the Hillman Nonqualified Deferred Compensation Plan, and personal use of Company owned vehicles.

(6)	Includes employer matching contributions to the Hillman Retirement Savings and 401(k) Plan of $3,214, employer matching contributions to the Hillman Nonqualified Deferred Compensation Plan of $2,500, reimbursement of country club dues of $10,375 and car allowance of $12,600.

(7)	Includes employer matching contributions to the Hillman Retirement Savings and 401(k) Plan of $4,914, employer matching contributions to the Hillman Nonqualified Deferred Compensation Plan of $2,500, reimbursement of country club dues of $10,239 and car allowance of $12,600.

(8)	Includes employer matching contributions to the Hillman Retirement Savings and 401(k) Plan of $5,694, employer matching contributions to the Hillman Nonqualified Deferred Compensation Plan of $2,500, reimbursement of country club dues of $10,500 and car allowance of $12,600.

(9)	Includes employer matching contributions to the Hillman Retirement Savings and 401(k) Plan of $6,369, employer matching contributions to the Hillman Nonqualified Deferred Compensation Plan of $2,500, and car allowance of $8,400.

(10)	Includes employer matching contributions to the Hillman Retirement Savings and 401(k) Plan of $5,743, employer matching contributions to the Hillman Nonqualified Deferred Compensation Plan of $2,500, and car allowance of $8,030.

(11)	Includes employer matching contributions to the Hillman Retirement Savings and 401(k) Plan of $6,856, employer matching contributions to the Hillman Nonqualified Deferred Compensation Plan of $2,500, and car allowance of $8,300.

(12)	Represents employer matching contributions to the Hillman Retirement Savings and 401(k) Plan and personal use of Company owned vehicles.

Grants of Plan-Based Award Tables
There were no option grants to the named executive officers for the year ended December 31, 2006.
Outstanding Equity Awards at Fiscal Year-End
The following table sets forth the number of unexercised options held by the NEOs at December 31, 2006. The NEOs have never been granted stock awards, so these columns have been omitted from the table.

Option Awards
					Equity
					Incentive
					Plan Awards:
	Number of		Number of		Number of
	Securities		Securities		Securities
	Underlying		Underlying		Underlying
	Unexercised		Unexercised		Unexercised	Option	Option
	Options		Options		Unearned	Exercise	Expiration
Name	Exercisable		Unexercisable		Options	Price	Date
(a)	(b)		(c)		(d)	(e)	(f)
Max W. Hillman	1,298	(1)	1,946	(1)	—	$1,000	03/31/2014
	905	(2)	1,358	(2)	—	$1,000	03/31/2014

James P. Waters	259	(1)	389	(1)	—	$1,000	03/31/2014
	181	(2)	271	(2)	—	$1,000	03/31/2014

Richard P. Hillman	555	(1)	833	(1)	—	$1,000	03/31/2014
	387	(2)	581	(2)	—	$1,000	03/31/2014

George L. Heredia	286	(1)	430	(1)	—	$1,000	03/31/2014
	200	(2)	300	(2)	—	$1,000	03/31/2014

Terry R. Rowe	273	(1)	409	(1)	—	$1,000	03/31/2014
	190	(2)	286	(2)	—	$1,000	03/31/2014

(1)	Class A Preferred Options of the Company.

(2)	Class A Preferred Options of The Hillman Investment Company, a wholly-owned subsidiary of the Company.
The Preferred Options were granted under the Executive Securities Agreement (the “ESA”) on March 31, 2004 and vest 20% per year over a five-year period, expiring on March 31, 2014. Under the terms of the ESA, if employment is terminated for other than cause the security holder has the option to put the security or vested portion of the Preferred Options back to the Company at fair market value. If terminated for cause, securities can be put back to the Company at the lower of cost or fair market value. The Company also has the option to call the securities if employment is terminated.
Option Exercises and Stock Vested
There were no options exercised by the NEOs for the year ended December 31, 2006.
Nonqualified Deferred Compensation
All executives and certain senior managers are eligible to participate in the Hillman Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan allows eligible employees to defer up to 100% of their annual base salary and bonus. The Company contributes a matching contribution of 25% on the first $10,000 of salary and bonus deferrals.

The following table sets forth activity in the Hillman Non-Qualified Deferred Compensation Plan for the Named Executive Officers for the year ended December 31, 2006:

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions	Contributions	Earnings	Withdrawals/	Balance at
Name	in Last FY (1)	in Last FY (2)	in Last FY (3)	Distributions	Last FYE
Max W. Hillman	$40,385	$2,500	$228,667	$—	$3,889,384
James P. Waters	$15,843	$2,500	$4,487	$—	$74,688
Richard P. Hillman	$20,344	$2,500	$21,295	$—	$294,227
George L. Heredia	$10,000	$2,500	$9,681	$—	$115,910
Terry R. Rowe	$—	$—	$—	$—	$—

(1)	Executive Contributions represent the deferral of Base Salary and Bonuses and are also included in the Summary Compensation Table in the Salary column.

(2)	The amounts in this column are also included in the Summary Compensation Table in the all other compensation column.

(3)	Earnings in the deferred compensation plan are excluded from the base salary and bonus reported in the Summary Compensation Table.
Severance and Change in Control Arrangements
The Company has the following severance or change in control arrangements for its NEOs pursuant to the terms of their employment agreements. Upon a change in control of the Company’s Nonqualified Deferred Compensation Plan, payment would be provided for all amounts, including accrued investment earnings. In addition, after the third anniversary from the date of grant and upon resignation from the Company, termination without cause death, disability, or retirement at the age of 61, NEO’s who hold Preferred Options have put rights on the vested securities at a price equal to the fair market value less any option exercise price payable.
Employment Contracts, Termination of Employment and Change-in-Control Arrangements
Max W. Hillman, President and Chief Executive Officer
Max W. Hillman entered into a four-year employment agreement with the Company effective as of the merger with CHS on March 31, 2004, which term renews on a year-to-year basis after the initial term, unless this agreement is terminated earlier or not renewed. The agreement provides for an annual base salary of $365,000, 2004 bonus compensation in accordance with performance targets established in January, 2004, and subsequent annual bonuses of up to 124% of base salary for the remainder of the term, subject to performance in accordance with performance criteria determined by the board each calendar year. During the term, Mr. Hillman will be eligible to participate in the Company’s 401(k) Plan and Deferred Compensation Plan. Mr. Hillman’s employment agreement contains non-compete and non-solicitation covenants for two years following termination of employment with the Company. If Mr. Hillman is terminated without cause or if he resigns with good reason in the absence of a change in control involving the Company, then the agreement requires the Company to pay Mr. Hillman his normal base salary and bonus compensation for a period of two years following the termination date. In addition, Mr. Hillman would be entitled to health insurance continuation coverage for one year following the termination of his employment, and he would be eligible to participate in the Company’s group life and disability insurance programs under the same terms and conditions that apply to all employees at the Company’s expense. The bonus amount payable to Mr. Hillman would be equal to the average bonus payments made during the preceding three years or the bonus paid during the last year, whichever is greater. The aggregate value of the severance benefits that Mr. Hillman would receive, including the value of the health, life and disability insurance benefits, as of December 31, 2006, is $962,137. If the company should undergo a change in control after the third anniversary of the employment agreement, Mr. Hillman will receive the lump sum equivalent of one year’s base compensation and 50% of his average bonus during the prior three years. This amount would be $481,069 if such amount were payable as of December 31, 2006. In either case, Mr. Hillman would also be entitled to health insurance continuation coverage for one year following the termination of his employment. In addition he would be eligible to participate in the company’s group life and disability insurance programs under the same terms and conditions that apply to all employees at the company’s expense.

James P. Waters, Chief Financial Officer
James P. Waters entered into a two-year employment agreement with the Company effective as of the merger with CHS on March 31, 2004, which term renews on a year-to-year basis after the initial term, unless this agreement is terminated earlier or not renewed. The agreement provides for an annual base salary of $180,000, 2004 bonus compensation in accordance with performance targets established in January, 2004, and subsequent annual bonuses of up to 60% of base salary for the remainder of the term, subject to performance in accordance with performance criteria determined by the board each calendar year. During the term, Mr. Waters will be eligible to participate in the Company’s 401(k) Plan and Deferred Compensation Plan. Mr. Waters’ employment agreement contains non-compete and non-solicitation covenants for two years following termination of employment with the Company. If Mr. Waters is terminated without cause or if he resigns with good reason in the absence of a change in control involving the Company, then the agreement requires the Company to pay Mr. Waters his normal base salary and 50% of his bonus compensation for a period of one year following the termination date. In addition, Mr. Waters would be entitled to health insurance continuation coverage for one year following the termination of his employment, and he would be eligible to participate in the Company’s group life and disability insurance programs under the same terms and conditions that apply to all employees at the Company’s expense. The bonus amount payable to Mr. Waters would be equal to the average bonus payments made during the preceding three years or the bonus paid during the last year, whichever is greater. If the company should undergo a change in control after the third anniversary of the employment agreement, Mr. Waters will receive the lump sum equivalent of one year’s base compensation and 50% of his average bonus during the prior three years. Under either scenario, the aggregate value of the severance benefits Mr. Waters would receive, including the value of the health, life and disability insurance, as of December 31, 2006, is $224,819.
Richard P. Hillman, President of The Hillman Group, Inc.
Richard P. Hillman entered into a three-year employment agreement with the Company effective as of the merger with CHS on March 31, 2004, which term renews on a year-to-year basis after the initial term, unless this agreement is terminated earlier or not renewed. The agreement provides for an annual base salary of $252,000, 2004 bonus compensation in accordance with performance targets established in January, 2004, and subsequent annual bonuses of up to 70% of base salary for the remainder of the term, subject to performance in accordance with performance criteria determined by the board each calendar year. During the term, Mr. Hillman will be eligible to participate in the Company’s 401(k) Plan and Deferred Compensation Plan. Mr. Hillman’s employment agreement contains non-compete and non-solicitation covenants for two years following termination of employment with the Company. If Mr. Hillman is terminated without cause or if he resigns with good reason in the absence of a change in control involving the Company, then the agreement requires the Company to pay Mr. Hillman his normal base salary and bonus compensation for a period of two years following the termination date. In addition, Mr. Hillman would be entitled to health insurance continuation coverage for one year following the termination of his employment, and he would be eligible to participate in the Company’s group life and disability insurance programs under the same terms and conditions that apply to all employees at the Company’s expense. The bonus amount payable to Mr. Hillman would be equal to the average bonus payments made during the preceding three years or the bonus paid during the last year, whichever is greater. The aggregate value of the severance benefits that Mr. Hillman would receive, including the value of the health, life and disability insurance, as of December 31, 2006, is $626,732. If the company should undergo a change in control after the third anniversary of the employment agreement, Mr. Hillman will receive the lump sum equivalent of one year’s base compensation and 50% of his average bonus during the prior three years. This amount would be $313,366 if such amount were payable as of December 31, 2006.

Under the terms of the ESA, if employment of any of the Company’s NEOs is terminated for other than cause, the NEO has the option to put the security or vested portion of the Preferred Options back to the Company at fair market value. If terminated for cause, securities can be put back to the Company at the lower of cost or fair market value. The Company also has the option to call the securities if employment is terminated.
Director Compensation
The following table sets forth compensation that the Company paid during the year ended December 31, 2006, to its directors. The Company is a controlled company within the meaning of the American Stock Exchange (“Amex”) listing standards because affiliates of CHS own more than 50% of the outstanding shares of the Company’s common voting stock. Accordingly, the Company is exempt from the requirements of the Amex listing standards to maintain a majority of independent directors on the Company’s board of directors and to have a nominating committee and a compensation committee composed entirely of independent directors.

					Change in
					Pension
					Value and
	Fees			Non-Equity	Nonqualified
	Earned			Incentive	Deferred
	or Paid	Stock	Option	Plan	Compensation	All Other
Name	in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Peter M. Gotsch	$0	NA	NA	NA	$0	$0	$0

Maurice P. Andrien, Jr.	$25,000	NA	NA	NA	$0	$0	$25,000

Max W. Hillman (1)	$0	NA	NA	NA	$0	$0	$0

Andrew W. Code	$0	NA	NA	NA	$0	$0	$0

Mark A. Dolfato	$0	NA	NA	NA	$0	$0	$0

Larry Wilton	$25,000	NA	NA	NA	$0	$0	$25,000

Shael J. Dolman	$0	NA	NA	NA	$0	$0	$0

(1)	Mr. Hillman also serves as the Company’s President and Chief Executive Officer. The compensation awarded to him in these capacities is represented in the Summary Compensation Table. He is not compensated in his role as a Director.
Maurice P. Andrien, Jr. and Larry Wilton are entitled to receive $4,000 for each Board meeting attended and an annual retainer of $5,000. Mr. Andrien and Mr. Wilton each received $25,000 cash compensation for the year ended December 31, 2006 for attending meetings of the Board of Directors. The remaining members of the Board of Directors are employed and compensated by either CHS, OTPP, or the Company and were not compensated for their service on the Board during the year ended December 31, 2006. Directors do not receive any perquisites or other personal benefits from the Company.
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

	Class A Common		Class B Common		Class C Common				Class A Preferred
Name	Stock (1)		Stock (2)		Stock (3)		Total Common Stock (4)		Stock (5)
5% Owners	Shares	Percent	Shares	Percent	Shares	Percent	Shares	Percent	Shares	Percent
Code Hennessy & Simmons IV LP
10 South Wacker Dr. Suite 3175 Chicago, IL 60606	4,904.9	78.89%	—	—	—	—	4,904.9	49.03%	46,869.4	49.00%
Ontario Teachers Pension Plan
5650 Yonge St. North York, Ontario M2M 4H5	—	—	—	—	2,787.1	100.00%	2,787.1	27.86%	26,632.3	27.84%
HarbourVest Partners VI – Direct Fund, L.P.
One Financial Center 44th Floor Boston, MA 02111	871.0	14.01%	—	—	—	—	871.0	8.71%	8,322.6	8.70%
Directors and Executive Officers
Max W. Hillman	166.4	2.68%	343.4	34.34%	—	—	509.8	5.10%	4,565.9	4.78	%(6)
Richard P. Hillman	54.6	.88%	144.6	14.46%	—	—	199.2	1.99%	1,953.7	2.04	%(7)
George L. Heredia	23.3	.38%	73.9	7.39%	—	—	97.2	.97%	1,007.8	1.05	%(8)
Terry R. Rowe	23.9	.38%	70.6	7.07%	—	—	94.5	.95%	960.4	1.01	%(9)
James P. Waters	23.9	.38%	67.3	6.73%	—	—	91.2	.91%	912.4	.95	%(10)
All Directors and Executive Officers as a Group (11 persons)	412.0	6.63%	1,000.0	100.00%	—	—	1,412.0	14.11%	13,548.5	14.16%

(1)	Each holder of Class A Common Stock is entitled at any time to convert any or all of the shares into an equal number of shares of Class C Common Stock.

(2)	Class B Common Stock has no voting rights.

(3)	Each holder of Class C Common Stock is entitled at any time to convert any or all of the shares into an equal number of shares of Class A Common Stock. Each share of Class C Common Stock is entitled to one vote provided that the aggregate voting power of Class C Common Stock (with respect to the election of directors) never exceeds 30%.

(4)	Total of all classes of Common Stock

(5)	Class A Preferred shares do not have voting rights.

(6)	Includes options to purchase 3,243.7 shares of Class A Preferred stock

(7)	Includes options to purchase 1,387.9 shares of Class A Preferred stock.

(8)	Includes options to purchase 716.0 shares of Class A Preferred stock.

(9)	Includes options to purchase 682.3 shares of Class A Preferred stock.

(10)	Includes options to purchase 648.2 shares of Class A Preferred stock.
Item 13 – Certain Relationships and Related Transactions.
On September 26, 2001, the Company was acquired by Allied Capital pursuant to the terms and conditions of an Agreement and Plan of Merger dated as of June 18, 2001. In connection with the Agreement and Plan of Merger, the Company was obligated to pay management fees to a subsidiary of Allied Capital for management services rendered in the amount of $1,800,000 per year, plus out of pocket expenses, for calendar years subsequent to 2001. The Company has recorded a management fee charge of $523,716 on the Predecessor’s Statement of Operations for the three months ended March 31, 2004. Payment of management fees was due annually after delivery of the Company’s annual audited financial statements to the Board of Directors of the Company. The obligation to pay management fees to Allied Capital was terminated upon the payment of outstanding fees in the amount of $2,323,716 on March 31, 2004 in connection with the close of the Merger Transaction.

On March 31, 2004, the Company was acquired by affiliates of Code Hennessy & Simmons LLC (“CHS”). In connection with the CHS acquisition, the Company is obligated to pay management fees to a subsidiary of CHS in the amount of $57,962 per month and to pay transaction fees to a subsidiary of OTPP in the amount of $25,640 per month, plus out of pocket expenses, for each month commencing with the closing date of the Merger Transaction. The Company has paid management and transaction fees and expenses of $1,019,287 and $1,044,951 to CHS and OTPP for the years ended December 31, 2006 and 2005, respectively, and $805,123 for the nine month period ended December 31, 2004.
The subordinated debt payable to Allied Capital and accrued interest thereon totaling $45,571,382 was paid in full at March 31, 2004 in connection with the CHS acquisition.
The Company’s code of ethics addresses the approval of related party transactions, including transactions between the Company and its officers, directors and employees. The Company’s code can be accessed via its website at http://www.hillmangroup.com.
Item 14 – Principal Accounting Fees and Services.
Audit Fees
Audit fees consist of fees billed for professional services rendered for the audit of the Company’s financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings. The aggregate fees billed by Grant Thornton LLP for the 2006 audit and the aggregate fees billed by PricewaterhouseCoopers LLP for the 2005 audit were approximately $319,017 and $417,196, respectively. Additionally, PricewaterhouseCoopers LLP billed $15,368 in 2006 for the review of the Company’s first quarter interim consolidated financial statements.
Audit Related Fees
Audit related fees are fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not under “Audit Fees.” There were no audit related fees billed by Grant Thornton LLP in 2006. PricewaterhouseCoopers LLP billed $1,091,514 in audit related fees primarily in connection with the restatement of the Company’s consolidated financial statements for the year ended December 31, 2004.
Tax Fees
Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal tax compliance, mergers and acquisitions, and international tax planning. PricewaterhouseCoopers LLP billed $31,500 in tax fees in 2005. There have been no tax fees billed by Grant Thornton LLP.
All Other Fees
No other services were rendered by Grant Thornton LLP or PricewaterhouseCoopers LLP for 2006 or 2005.
The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by Grant Thornton LLP and PricewaterhouseCoopers LLP on a case by case basis, and any pre-approval is detailed as to the particular service or category of service and is generally subject to a specific budget. These services may include audit services, audit related services, tax services and other related services. Grant Thornton LLP and PricewaterhouseCoopers LLP and management are required to periodically report to the Audit Committee regarding the extent of services provided by Grant Thornton LLP and PricewaterhouseCoopers LLP in accordance with this pre-approval policy, and the fees for the services performed to date.

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
2.1	Unit Repurchase Agreement by and among The Hillman Companies, Inc., SunSub Holdings LLC and GC-Sun Holdings, L.P. dated April 13, 2002. (6)(Exhibit 10.2)

2.2	Asset Purchase Agreement between Fastenal Company and The Hillman Group, Inc. dated October 3, 2002. (7)(Exhibit 10.3)

2.3	Agreement and Plan of Merger dated as of June 18, 2001 by and among Allied Capital Corporation, Allied Capital Lock Acquisition Corporation and SunSource Inc. (4)(Exhibit 2.1)

2.4	Asset Purchase Agreement dated September 28, 2001, by and between SunSource Technology Services, LLC, and STS Operating, Inc. (5) (Exhibit 2.1)

2.5	Agreement and Plan of Merger dated as of February 14, 2004 by and among the Company, HCI Acquisition Corp. and the Common Stockholders of the Company. (2)(Exhibit 2.1)

3.1	Bylaws as adopted by the Corporation’s stockholders as of March 30, 2004. (10)(Exhibit 3.2)

3.2	Restated Certificate of Incorporation of the Company as of March 30, 2004. (10) (Exhibit 3.1)

4.1	HCI Stockholders Agreement dated March 31, 2004. (9)(Exhibit 4.1) 4.2 Amended and Restated Declaration of Trust (1)(Exhibit 4.1) 4.3 Indenture between the Company and the Bank of New York (1)(Exhibit 4.2) 4.4 Preferred Securities Guarantee (1) (Exhibit 4.3)

4.2	Amended and Restated Declaration of Trust (1)(Exhibit 4.1)

4.3	Indenture between the Company and the Bank of New York (1)(Exhibit 4.2)

4.4	Preferred Securities Guarantee (1) (Exhibit 4.3)

4.5	Rights Agreement between the Company and the Registrar and Transfer Company (1)(Exhibit 10.5)

4.6	Amendment No. 1 to the Rights Agreement dated June 18, 2001. (8)(Exhibit 4.6)

4.7	Amendment No. 2 to the Rights Agreement dated February 14, 2004. (8)(Exhibit 4.7)

4.8	Hillman Investment Company Stockholders Agreement dated March 31, 2004. (9) (Exhibit 4.2)

4.9	Registration Agreement dated March 31, 2004. (9) (Exhibit 4.3)

10.1	Credit Agreement dated as of March 31, 2004 by and among The Hillman Companies, Inc., Hillman Investment Company, The Hillman Group, Inc., Merrill Lynch Capital as Administrative Agent, Issuing Lender and Swingline Lender, JP Morgan Chase Bank as Syndication Agent, and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and JP Morgan Securities as Joint Lead Arrangers and Joint Lead Bookrunners. (9) (Exhibit 10.1)

10.2	Loan Agreement dated as of March 31, 2004 by and among The Hillman Companies, Inc., Hillman Investment Company, The Hillman Group, Inc., and Allied Capital Corporation. (9) (Exhibit 10.2)

10.3	Subordination and Intercreditor Agreement dated March 31, 2004. (9) (Exhibit 10.3)

10.4	The Hillman Companies, Inc. 2004 Stock Option Plan. (9) (Exhibit 10.4)

10.5	The Hillman Companies, Inc. Amended and Restated 2004 Stock Option Plan. (12) (Exhibit 10.5)

10.6	The Hillman Companies, Inc. Employee Securities Purchase Plan. (9) (Exhibit 10.5)

10.7	Hillman Investment Company Employee Securities Purchase Plan. (9) (Exhibit 10.6)

10.8	HCI Securities Purchase Agreement dated March 31, 2004. (9) (Exhibit 10.7)

10.9	Joinder to Securities Purchase Agreement dated March 31, 2004. (9) (Exhibit 10.8)

10.10	Hillman Investment Company Securities Purchase Agreement dated March 31, 2004. (9) (Exhibit 10.9)

10.11	Management Agreement dated March 31, 2004. (9) (Exhibit 10.10)

10.12	Employment Agreement by and between The Hillman Group, Inc. and Max W. Hillman dated March 31, 2004. (9) (Exhibit 10.11)

10.13	Executive Securities Agreement between Max W. Hillman and HCI Acquisition Corp. dated March 31, 2004. (9) (Exhibit 10.12)

10.14	Employment Agreement by and between The Hillman Group, Inc. and Richard P. Hillman dated March 31, 2004. (9) (Exhibit 10.13)

10.15	Executive Securities Purchase Agreement between HCI Acquisition Corp. and Richard P. Hillman dated March 31, 2004. (9) (Exhibit 10.14)

10.16	Employment Agreement by and between The Hillman Group, Inc. and James P. Waters dated March 31, 2004. (9) (Exhibit 10.15)

10.17	Executive Securities Agreement by and between HCI Acquisition Corp. and James P. Waters dated March 31, 2004. (9) (Exhibit 10.16)

10.18	Executive Securities Agreement by and between HCI Acquisition Corp. and George L. Heredia dated March 31, 2004. (12) (Exhibit 10.18)

10.19	Executive Securities Agreement by and between HCI Acquisition Corp. and Terry R. Rowe dated March 31, 2004. (12) (Exhibit 10.19)

10.20	SunSource Inc. Nonqualified Deferred Compensation Plan dated as of August 1, 2000. (3)(Exhibit 10.1)

10.21	The Hillman Companies, Inc. Nonqualified Deferred Compensation Plan (amended and restated). (11) (Exhibit 10.1)

10.22	First Amendment to The Hillman Companies, Inc. Nonqualified Deferred Compensation Plan. (11) (Exhibit 10.2)

10.23	Asset Purchase Agreement dated January 5, 2006 between The SteelWorks Corporation and The Hillman Group, Inc. (13) (Exhibit 10.1)

10.24	Supply Agreement dated January 5, 2006 between The SteelWorks Corporation and The Hillman Group, Inc. (13) (Exhibit 10.2)

10.25	Amended and Restated Credit Agreement dated July 21, 2006. (14) (Exhibit 10.1)

10.26	Second Amendment to Loan Agreement dated July 21, 2006 (14) (Exhibit 10.2)

12.1	* Computation of Ratio of Income to Fixed Charges.

21.1	* Subsidiaries (As of December 31, 2006)

31.1	* Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2	* Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1	* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to Registration Statement No. 333-44733 on Form S-2.

(2)	Filed as an exhibit to the Form 8-K filed February 17, 2004.

(3)	Filed as an exhibit to Annual Report on Form 10-K for the year ended December 31, 2000.

(4)	Filed on June 21, 2001 as an exhibit to the Current Report on Form 8-K filed on June 21, 2001.

(5)	Filed as an exhibit to the Current Report on Form 8-K filed on October 15, 2001.

(6)	Filed as an exhibit to Quarterly Report on Form 10-Q for the Quarter ended June 30, 2002.

(7)	Filed as an exhibit to the Current Report on Form 8-K filed on October 4, 2002.

(8)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2003.

(9)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the Quarter ended March 31, 2004.

(10)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the Quarter ended June 30, 2004.

(11)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the Quarter ended September 30, 2004.

(12)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2004.

(13)	Filed as an exhibit to the Current Report on Form 8-K filed on January 11, 2006.

(14)	Filed as an exhibit to the Current Report on Form 8-K filed on August 1, 2006

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HILLMAN COMPANIES, INC.
Date: March 30, 2007	By:	/s/ James P. Waters
James P. Waters
	Title:	Chief Financial Officer and Duly Authorized Officer of the Registrant (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Capacity	Date

/s/ Max W. Hillman	Principal Executive Officer and Director	March 30, 2007
Max W. Hillman

/s/ Peter M. Gotsch	Chairman and Director	March 30, 2007
Peter M. Gotsch

/s/ Harold J. Wilder	Principal Accounting Officer	March 30, 2007
Harold J. Wilder

/s/ Andrew W. Code	Director	March 30, 2007
Andrew W. Code

/s/ Mark A. Dolfato	Director	March 30, 2007
Mark A. Dolfato

/s/ Larry Wilton	Director	March 30, 2007
Larry Wilton

/s/ Maurice P. Andrien, Jr.	Director	March 30, 2007
Maurice P. Andrien, Jr.

/s/ Shael J. Dolman	Director	March 30, 2007
Shael J. Dolman