Form 10-Q
period 2007-03-31
HILLMAN COMPANIES INC
filed 2007-05-15
CIK 1029831

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑      NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer as defined in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐      NO ☑
On May 15, 2007, there were 6,217.3 Class A Common Shares issued and outstanding, 1,000.0 Class B Common Shares issued and outstanding, 2,787.1 Class C Common Shares issued and outstanding, 82,192.8 Class A Preferred Shares issued and outstanding by the Registrant and 57,344.4 Class A Preferred Shares issued and outstanding by the Hillman Investment Company and 4,217,724 Trust Preferred Securities issued and outstanding by the Hillman Group Capital Trust. The Trust Preferred Securities trade on the American Stock Exchange under symbol HLM.Pr.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
INDEX

		PAGE(S)
PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets	3-4

	Condensed Consolidated Statements of Operations	5

	Condensed Consolidated Statements of Cash Flows	6

	Condensed Consolidated Statements of Changes in Stockholders’ Equity	7

	Notes to Condensed Consolidated Financial Statements	8-16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-26

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26

Item 4.	Controls and Procedures	27

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults upon Senior Securities	28

Item 4.	Submission of Matters to a Vote of Security Holders	28

Item 5.	Other Information	28

Item 6.	Exhibits	28

SIGNATURES		29

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(dollars in thousands)

	March 31,	December 31,
	2007	2006
ASSETS

Current assets:
Cash and cash equivalents	$1,061	$2,551
Restricted investments	500	500
Accounts receivable, net	57,864	48,331
Inventories, net	95,094	92,381
Deferred income taxes, net	6,453	6,575
Other current assets	2,899	2,637

Total current assets	163,871	152,975
Property and equipment, net	58,013	59,061
Goodwill	259,930	260,575
Other intangibles, net	165,307	167,244
Restricted investments	4,657	4,867
Deferred financing fees, net	4,679	5,000
Investment in trust common securities	3,261	3,261
Other assets	600	601

Total assets	$660,318	$653,584

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,591	$22,338
Current portion of senior term loans	2,350	2,350
Current portion of capitalized lease obligations	268	255
Junior subordinated interest payable	1,019	—
Accrued expenses:
Salaries and wages	3,751	3,494
Pricing allowances	5,152	5,201
Income and other taxes	1,995	1,933
Interest	2,743	2,919
Deferred compensation	500	500
Other accrued expenses	5,235	8,102

Total current liabilities	49,604	47,092
Long term senior term loans	230,888	231,475
Bank revolving credit	6,141	—
Long term capitalized lease obligations	425	506
Long term unsecured subordinated notes	49,820	49,820
Junior subordinated debentures	116,802	116,900
Mandatorily redeemable preferred stock	80,275	78,079
Management purchased preferred options	4,810	4,659
Deferred compensation	4,657	4,867
Deferred income taxes, net	38,626	36,653
Accrued dividends on preferred stock	33,264	30,082
Other non-current liabilities	6,653	5,713

Total liabilities	621,965	605,846

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Item 1.
THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(dollars in thousands)

	March 31,	December 31,
	2007	2006
LIABILITIES AND STOCKHOLDERS’ EQUITY (CONTINUED)

Common and preferred stock with put options:
Class A Preferred stock, $.01 par, 238,889 shares authorized, 88.0 issued and outstanding	88	88

Class A Common stock, $.01 par, 23,141 shares authorized, 412.0 issued and outstanding	417	417

Class B Common stock, $.01 par, 2,500 shares authorized, 1,000.0 issued and outstanding	—	—

Commitments and contingencies

Stockholders’ equity:
Preferred Stock:
Class A Preferred stock, $.01 par, 238,889 shares authorized, 82,104.8 issued and outstanding	1	1

Common Stock:
Class A Common stock, $.01 par, 23,141 shares authorized, 5,805.3 issued and outstanding	—	—
Class C Common stock, $.01 par, 30,109 shares authorized, 2,787.1 issued and outstanding	—	—
Additional paid-in capital	54,426	57,599
Accumulated deficit	(16,274)	(10,090)
Accumulated other comprehensive loss	(305)	(277)

Total stockholders’ equity	37,848	47,233

Total liabilities and stockholders’ equity	$660,318	$653,584

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
FOR THE THREE MONTHS ENDED
(dollars in thousands)

	March 31,	March 31,
	2007	2006
Net sales	$100,924	$101,525
Cost of sales (exclusive of depreciation and amortization shown separately below)	48,278	50,376

Gross profit	52,646	51,149

Operating expenses:
Selling, general and administrative expenses	39,629	38,109
Depreciation	4,709	4,084
Amortization	1,937	1,937
Management and transaction fees to related party	253	256

Total operating expenses	46,528	44,386

Other income, net	15	277

Income from operations	6,133	7,040

Interest expense, net	6,403	6,234
Interest expense on mandatorily redeemable preferred stock and management purchased options	2,347	2,103
Interest expense on junior subordinated debentures	3,153	3,153
Investment income on trust common securities	(95)	(95)

Loss before income taxes	(5,675)	(4,355)

Income tax benefit	(929)	(485)

Net loss	$(4,746)	$(3,870)

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE THREE MONTHS ENDED
(dollars in thousands)

	March 31,	March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(4,746)	$(3,870)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	6,646	6,021
Dispositions of property and equipment	—	28
Deferred income tax provision (benefit)	1,302	(665)
PIK interest on unsecured subordinated notes	—	276
Interest on mandatorily redeemable preferred stock and management purchased options	2,347	2,103
Changes in operating items:
Increase in accounts receivable, net	(9,533)	(14,272)
Increase in inventories, net	(2,713)	(1,187)
Increase in other assets	(261)	(63)
Increase in accounts payable	4,253	7,775
Increase in junior subordinated interest payable	1,019	—
Decrease in other accrued liabilities	(2,773)	(4,325)
Other items, net	1,146	604

Net cash used for operating activities	(3,313)	(7,575)

Cash flows from investing activities:
SteelWorks acquisition	—	(34,333)
Capital expenditures	(3,663)	(2,901)
Other, net	—	425

Net cash used for investing activities	(3,663)	(36,809)

Cash flows from financing activities:
Repayments of senior term loans	(587)	(1,087)
Borrowings of revolving credit loans	6,141	24,537
Repayments of revolving credit loans	—	(4,304)
Principal payments under capitalized lease obligations	(68)	(17)

Net cash provided by financing activities	5,486	19,129

Net decrease in cash and cash equivalents	(1,490)	(25,255)

Cash and cash equivalents at beginning of period	2,551	26,491

Cash and cash equivalents at end of period	$1,061	$1,236

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

						Accumulated
			Additional	Class A		Other	Total
	Common Stock		Paid-in	Preferred	Accumulated	Comprehensive	Stockholders’
	Class A	Class C	Capital	Stock	Deficit	Loss	Equity
Balance at December 31, 2006	—	—	$57,599	$1	$(10,090)	$(277)	$47,233

Net loss	—	—	—	—	(4,746)	—	(4,746)
Adoption of FIN No. 48	—	—	—	—	(1,438)	—	(1,438)
Dividends to shareholders	—	—	(3,182)	—	—	—	(3,182)
Stock-based compensation	—	—	9	—	—	—	9
Change in cumulative foreign translation adjustment (1)	—	—	—	—	—	—	—
Change in derivative security value (1)	—	—	—	—	—	(28)	(28)

Balance at March 31, 2007	—	—	$54,426	$1	$(16,274)	$(305)	$37,848

(1)	The cumulative foreign translation adjustment and change in derivative security value, net of taxes, represent the only items of other comprehensive loss.

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
Affiliates of Code Hennessy & Simmons LLC (“CHS”) own 49.1% of the Company’s outstanding common stock and 54.5% of the Company’s voting common stock, Ontario Teacher’s Pension Plan (“OTPP”) owns 27.9% of the Company’s outstanding common stock and 31.0% of the Company’s voting common stock and HarbourVest Partners VI owns 8.7% of the Company’s outstanding common stock and 9.7% of the Company’s voting common stock. OTPP’s voting rights with respect to the election of directors to the Board of Directors is limited to the lesser of 30.0% or the actual percentage of voting stock held. Certain members of management own 14.1% of the Company’s outstanding common stock and 4.5% of the Company’s voting common stock.
The accompanying unaudited condensed consolidated financial statements present information in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. Management believes the financial statements include all normal recurring accrual adjustments necessary for a fair presentation. Operating results for the three month period ended March 31, 2007 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report filed on Form 10-K for the year ended December 31, 2006.
Nature of Operations:
The Company is one of the largest providers of hardware related products and related merchandising services to retail markets in North America. The Company’s principal business is operated through its wholly-owned subsidiary, The Hillman Group, Inc. (the “Hillman Group”) which sells its product lines and provides its services to hardware stores, home centers, mass merchants, pet supply stores, and other retail outlets principally in the United States, Canada, Mexico and South America. Product lines include thousands of small parts such as fasteners and related hardware items; keys, key duplication systems and accessories; and identification items, such as tags and letters, numbers, and signs. The Company supports its product sales with value-added services, including design and installation of merchandising systems and maintenance of appropriate in-store inventory levels.
2. Summary of Significant Accounting Policies:
Accounts Receivable and Allowance for Doubtful Accounts:
The Company establishes the allowance for doubtful accounts using the specific identification method and also provides a reserve in the aggregate. The estimates for calculating the aggregate reserve are based on historical information. The allowance for doubtful accounts was $419 as of March 31, 2007 and $369 as of December 31, 2006.
Shipping and Handling:
The costs incurred to ship product to customers, including freight and handling expenses, are included in selling, general and administrative (“SG&A”) expenses on the Company’s statements of operations. For the three months ended March 31, 2007 and 2006 shipping and handling costs included in SG&A were $4,492 and $5,096, respectively.

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
Reclassifications:
Certain amounts in the 2006 condensed consolidated financial statements have been reclassified to conform to the 2007 presentation.
3. Recent Accounting Pronouncements:
Effective January 1, 2007, the Company adopted Financial Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which is a change in accounting for income taxes. See Note 8 for additional information regarding the adoption of FIN 48.
Effective January 1, 2007, the Company adopted Statement of Financial Accounting Standards No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments” which amends Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities” and Statement of Financial Accounting Standards No. 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” See Note 11, Derivatives and Hedging, for additional information regarding derivatives and hedging activities.
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
In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Liabilities—Including an amendment of FASB Statement No. 115.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective as of the beginning of fiscal 2008. The Company has not yet assessed the effect, if any, that adoption of SFAS 159 will have on its results of operations and financial position.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
4. Acquisition:
On January 5, 2006, the Company’s Hillman Group, Inc. subsidiary purchased certain assets of The SteelWorks Corporation (“SteelWorks”), a Denver, Colorado based manufacturer and distributor of metal shapes, threaded rod and metal sheet to the retail hardware and home improvement industry. The aggregate purchase price, including transaction costs of $123, was $34,364 paid in cash at closing. The accompanying condensed consolidated balance sheet at March 31, 2007 reflects the allocation of the aggregate purchase price in accordance with SFAS No. 141, “Business Combinations.” The following table reconciles the fair value of the acquired assets and assumed liabilities to the total purchase price:

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
5. Other Intangible Assets, net:
Other intangible assets are amortized over their useful lives and are subject to lower of cost or market impairment testing.
Other intangible assets, net as of March 31, 2007 and December 31, 2006 consist of the following:

	Estimated
	Useful Life	March 31,	December 31,
	(Years)	2007	2006
Customer relationships	23	$126,651	$126,651
Trademarks	Indefinite	47,294	47,294
Patents	9	7,960	7,960
Non-compete agreements	4	5,742	5,742

Intangible assets, gross		187,647	187,647
Less: Accumulated amortization		22,340	20,403

Other intangibles, net		$165,307	$167,244

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
5. Other Intangible Assets, net (continued):
The Company’s amortization expense for amortizable assets for the three months ended March 31, 2007 and 2006 was $1,937 and $1,937, respectively. The Company’s amortization expense for amortizable assets for the year ended December 31, 2007 is estimated to be $7,273 and for the years ending December 31, 2008, 2009, 2010, 2011, and 2012 are estimated to be $7,037, $6,875, $6,391, $6,391, and $6,391, respectively.
6. Contingencies:
The Company self insures its product liability, worker’s compensation and general liability losses up to $250 per occurrence. Catastrophic coverage is maintained for occurrences in excess of $250 up to $35,000. As of March 31, 2007, the Company has provided certain vendors and insurers letters of credit aggregating $5,106 related to its product purchases and insurance coverage of product liability, workers compensation and general liability.
The Company self insures its group health claims up to an annual stop loss limit of $175 per participant. Aggregate coverage is maintained for annual group health insurance claims in excess of 125% of expected claims.
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
7. Related Party Transactions:
The Company is obligated to pay management fees to a subsidiary of CHS in the amount of $58 per month and to pay transaction fees to a subsidiary of OTPP in the amount of $26 per month, plus out of pocket expenses. The Company has recorded management and transaction fee charges and expenses from CHS and OTPP for the three month periods ended March 31, 2007 and 2006 of $253, and $256, respectively.
8. Income Taxes:
The Company’s policy is to estimate income taxes for interim periods based on estimated annual effective tax rates which are derived, in part, from expected pre-tax income. However, the income tax provision for the three months ended March 31, 2007 has been computed on a discrete period basis as a result of the Company’s inability to reliably estimate pre-tax income for the remainder of the year. The Company’s estimated annual effective tax rate for the year ended December 31, 2007 is -208%, which could result in significant variations in the reported tax provision in the interim periods. Accordingly, the interim tax provision for the three month period ended March 31, 2007 was calculated on a discrete period basis by multiplying the statutory income tax rate by pretax earnings adjusted for permanent book tax basis differences.
The effective income tax rate was 16.4% and 11.1% for the first three months ended March 31, 2007 and 2006, respectively. In addition to the effect of state taxes, the effective income tax rate differed from the federal statutory rate primarily due to the effect of nondeductible interest on mandatorily redeemable preferred stock and stock compensation expense.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
8. Income Taxes (continued):
The Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” as of January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $2.9 million decrease in the deferred tax asset related to the future tax benefit of the Company’s net operating loss carryforward. There was a corresponding adjustment of a $1.5 million decrease in the January 1, 2007 balance of accumulated deficit and a $1.4 million reduction in the Company’s uncertain tax position reserve. Also, as a result of the adoption of FIN 48, the Company’s uncertain tax position reserve was reduced an additional $0.6 million, all of which was recorded as a reduction of the goodwill recorded in the 2004 Merger Transaction. At the adoption date, $1.5 million of the gross unrecognized tax benefit would impact the effective tax rate if recognized.
The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. In conjunction with the adoption of FIN 48, the Company has not recognized any adjustment for interest or penalties in its financial statements due to its net operating loss position. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to March 31, 2008.
The Company files a consolidated income tax return in the United States and numerous consolidated and separate income tax returns in various states and foreign jurisdictions. As of March 31, 2007, with few exceptions, the Company is no longer subject to U.S. federal, state and foreign tax examinations by tax authorities for tax years prior to 2003.
9. Common and Preferred Stock:
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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
9. Common and Preferred Stock (continued):
The repurchase feature of the Class B Common Stock triggers liability accounting treatment under FASB 123(R). Accordingly, changes in the fair value of the Class B Common Stock are recorded as a charge to compensation expense over the five year vesting period. For the three months ended March 31, 2007 and 2006, compensation expense of $0 and $218, respectively, was recorded in selling, general and administrative expense in the accompanying condensed consolidated statement of operations.
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
The Hillman Investment Company Class A Preferred Stock is mandatorily redeemable on March 31, 2028 and in accordance with Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (“SFAS 150”) has been classified as debt in the accompanying condensed consolidated balance sheets. Dividends on the mandatorily redeemable Class A Preferred Stock were $2,194 and $1,968 for the three months ended March 31, 2007 and 2006, respectively. The dividends on the mandatorily redeemable Class A Preferred Stock are recorded as interest expense in the accompanying condensed consolidated statement of operations.
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
The 62 shares of Hillman Investment Company Class A Preferred Stock are mandatorily redeemable on March 31, 2028 and in accordance with SFAS 150 have been classified as a liability in the accompanying condensed consolidated balance sheet.
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
SFAS 150 requires the initial and subsequent valuations of the Purchased Options be measured at fair value with the change in fair value recognized as interest expense. For the three months ended March 31, 2007 and 2006, interest expense of $151 and $135, respectively, was recorded in the accompanying condensed consolidated statement of operations to recognize the increase in fair market value of the Purchased Options.
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
A summary of stock option activity for the three months ended March 31, 2007 is presented below:

		Exercise	Remaining	Aggregate
		Price Per	Contractual	Intrinsic
	Shares	Share *	Term *	Value
Outstanding at December 31, 2006	112.6	$1,866
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at March 31, 2007	112.6	$1,866	8.01 years	$46

Exercisable at March 31, 2007	10.0	$1,000	7.21 years	$13

*	weighted average
Compensation expense of $9 and $4 has been recognized in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2007 and 2006, respectively. As of March 31, 2007, there was $23 of unrecognized compensation expense for unvested Common Options. The expense will be recognized as a charge to earnings over a weighted average period of 0.6 years.
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
Upon resignation from the Company after the third anniversary of grant, termination by the Company without cause, death or disability, or retirement at age 61, the holder of the Preferred Options has a put right on the vested securities at a price equal to fair market value less any option exercise price payable. SFAS 123(R) requires the classification of stock-based compensation awards as liabilities if the underlying security is classified as a liability. Therefore, the Preferred Options are treated as liability classified awards, and compensation expense is recognized based on the fair value of the Preferred Options at the grant date re-measured at fair value in each subsequent reporting period. The Company uses the intrinsic value method to estimate fair value of the Preferred Options at the end of each reporting period pro-rated for the portion of the service period rendered. For the three months ended March 31, 2007 and 2006, compensation expense of $840 and $503, respectively, was recognized in the accompanying condensed consolidated statements of operations.
At March 31, 2007, the aggregate intrinsic value of the outstanding Preferred Options was $6,437, and the intrinsic value of the exercisable Preferred Options was $3,862.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
10. Stock-Based Compensation (continued):
Class B Shares:
The repurchase feature of the Class B Common Stock requires classification as liability awards. The Company uses the intrinsic value method to estimate fair value of the Class B Common Stock Shares at the end of each reporting period pro-rated for the portion of the service period rendered.
There have been no grants or forfeitures of Class B Common Stock shares since the Merger Transaction. At March 31, 2007, there were 400 Class B Common shares vested with a fair value of $0 per share. For the three month periods ended March 31, 2007 and 2006, compensation expense of $0 and $218, respectively, was recorded in the accompanying condensed consolidated statements of operations.
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
The New Swap was designated as a cash flow hedge, and the fair value at March 31, 2007 was $(158), net of $98 in taxes. The Swap was reported on the condensed consolidated balance sheet in other non-current liabilities with a related deferred charge recorded as a component of other comprehensive income in shareholders’ equity.

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
These forward-looking statements are not historical facts, but rather are based on management’s current expectations, assumptions and projections about future events. Although management believes that the expectations, assumptions and projections on which these forward-looking statements are based are reasonable, they nonetheless could prove to be inaccurate, and as a result, the forward-looking statements based on those expectations, assumptions and projections also could be inaccurate. Forward-looking statements are not guarantees of future performance. Instead, forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause the Company’s strategy, planning, actual results, levels of activity, performance, or achievements to be materially different from any strategy, planning, future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Actual results could differ materially from those currently anticipated as a result of a number of factors, including the risks and uncertainties discussed under captions “Risk Factors” set forth in Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements.
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

Affiliates of Code Hennessy & Simmons LLC (“CHS”) own 49.1% of the Company’s outstanding common stock and 54.5% of the Company’s voting common stock, Ontario Teacher’s Pension Plan (“OTPP”) owns 27.9% of the Company’s outstanding common stock and 31.0% of the Company’s voting common stock and HarbourVest Partners VI owns 8.7% of the Company’s outstanding common stock and 9.7% of the Company’s voting common stock. OTPP’s voting rights with respect to the election of directors to the Board of Directors is limited to the lesser of 30.0% or the actual percentage of voting stock held. Certain members of management own 14.1% of the Company’s outstanding common stock and 4.5% of the Company’s voting common stock.
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
Effective July 21, 2006, the Subordinated Debt Agreement was amended to reduce the interest rate to a fixed rate of 10.0% payable quarterly. In addition, financial covenants were revised consistent with the changes to the amended and restated Senior Credit Agreement. The reduction in the interest rate was retroactive to May 15, 2006. During the third quarter of 2006, the Company wrote off $0.7 million in deferred financing fees in connection with the amended Subordinated Debt Agreement.
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
Acquisition
On January 5, 2006, the Company’s Hillman Group, Inc. subsidiary purchased certain assets of The SteelWorks Corporation (“SteelWorks”), a Denver, Colorado based manufacturer and distributor of metal shapes, threaded rod and metal sheet to the retail hardware and home improvement industry. Annual revenues of the SteelWorks customer base acquired were approximately $28.2 million for the year ended December 31, 2006. The aggregate purchase price was $34.4 million paid in cash at closing. In connection with the acquisition, the Hillman Group, Inc. entered into a supply agreement whereby SteelWorks will be their exclusive provider of metal shapes for a period of 10 years.

Results of Operations
Sales and Profitability for each of the Three Month Periods Ended March 31,

	(dollars in thousands)
	2007		2006
		% of		% of
	Amount	Total	Amount	Total
Net sales	$100,924	100.0%	$101,525	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	48,278	47.8%	50,376	49.6%

Gross profit	52,646	52.2%	51,149	50.4%

Operating expenses:
Selling	19,972	19.8%	18,969	18.7%
Warehouse & delivery	13,073	13.0%	12,767	12.6%
General & administrative	5,735	5.7%	5,648	5.6%
Stock compensation expense	849	0.8%	725	0.7%

Total SG&A	39,629	39.3%	38,109	37.5%
Depreciation	4,709	4.7%	4,084	4.0%
Amortization	1,937	1.9%	1,937	1.9%
Extinguishment of debt	—	0.0%	—	0.0%
Management and transaction fees	253	0.3%	256	0.3%

Total operating expenses	46,528	46.1%	44,386	43.7%

Other income, net	15	0.0%	277	0.3%

Income from operations	6,133	6.1%	7,040	6.9%

Interest expense, net	6,403	6.3%	6,234	6.1%
Interest expense on mandatorily redeemable preferred stock & management purchased options	2,347	2.3%	2,103	2.1%
Interest expense on junior subordinated notes	3,153	3.1%	3,153	3.1%
Investment income on trust common securities	(95)	-0.1%	(95)	-0.1%

Loss before income taxes	(5,675)	-5.6%	(4,355)	-4.3%

Three Months Ended March 31, 2007 and 2006
Net sales decreased $0.6 million, or 0.6%, in the first quarter of 2007 to $100.9 million from $101.5 million in the first quarter of 2006. Sales to commercial industrial accounts decreased by $1.4 million to $0.4 million in the first quarter of 2007 compared to the same prior year period. The decrease in commercial industrial sales was due to the placement of large opening orders for a significant new customer in the first quarter of 2006. Sales to regional accounts decreased by $0.7 million in the first quarter of 2007 primarily due to lower fastener volume. Sales to national accounts increased $1.1 million in the first quarter primarily as a result of increased key sales to Wal-mart, Lowe’s and Home Depot. Sales of engraving products increased $0.6 million in the first quarter of 2007. Other sales, including franchise and independent (“F&I”) accounts, warehouse, Mexican and Canadian accounts, were down $0.2 million to $40.1 million in the first quarter of 2007 from $40.3 million in the same period of 2006.
The Company’s gross profit was 52.2% in the first quarter of 2007 compared to 50.4% in the first quarter of 2006. The Company implemented price increases across all product lines in the last three quarters of 2006 and to a lesser extent in the first quarter of 2007. The price increases were used to offset higher product costs passed on from our vendors as a result of increased prices for commodities such as plastics, aluminum, nickel, copper, and zinc used in the manufacture of our products. The gross profit improvement in 2007 was the result of the price increases implemented since the first quarter of 2006 and the favorable mix of lower sales generated from the new commercial industrial accounts at less than average margins.
The Company’s condensed consolidated selling, general and administrative expenses (“S,G&A”) increased $1.5 million or 3.9% from $38.1 million in the first quarter of 2006 to $39.6 million in the first quarter of 2007. Selling expenses increased $1.0 million or 5.3% primarily as a result of an increase in marketing costs for new category development and enhancement of existing product programs. Warehouse and delivery expenses increased $0.3 million or 2.3% primarily as a result of increased cost of labor and shipping supplies on the slightly lower sales volume. General and administrative expenses increased by $0.1 million in the first quarter of 2007 compared to the first quarter of 2006. This increase was primarily the result of higher corporate, legal and professional fees offset by favorable medical claims in the 2007 period compared to the 2006 period. The Company recorded a stock compensation charge of $0.8 million in the first quarter of 2007 compared to $0.7 in the same prior year period.
Depreciation expense of $4.7 million in the first quarter of 2007 was $0.6 million more than depreciation of $4.1 million in the first quarter of 2006 as a result of an increase in placements of key duplicating machines and the purchase of equipment for the new distribution center in Jacksonville, FL.
Amortization expense of $1.9 million in the first quarter of 2007 was equal to the amortization in the same quarter of 2006.
The Company has recorded management and transaction fees of $0.3 million for the first quarter of 2007 and for the first quarter of 2006. The Company is obligated to pay management fees to a subsidiary of CHS for management services rendered in the amount of fifty-eight thousand dollars per month, plus out-of-pocket expenses, and to pay transaction fees to a subsidiary of Ontario Teacher’s Pension Plan for transaction services rendered in the amount of twenty-six thousand dollars per month, plus out of pocket expenses, for each month commencing after March 31, 2004.
Income from operations for the three months ended March 31, 2007 was $6.1 million, a decrease of $0.9 million from the same period of the prior year.
The Company’s condensed consolidated operating profit margin from operations (income from operations as a percentage of net sales) decreased from 6.9% in the first quarter of 2006 to 6.1% in the same period of 2007. The operating profit margin benefited from an increase in gross profit as a percentage of sales which was completely offset by the increase of SG&A expense and depreciation.
Interest expense, net, increased $0.2 million to $6.4 million in the first quarter of 2007 from $6.2 million in the same period of 2006. The increase in interest expense was the result of an increased LIBOR borrowing rate on the Term B Loan and additional borrowings under the revolving credit facility.
Interest expense on the mandatorily redeemable preferred stock and management purchased options was $2.3 million in the first quarter of 2007, an increase of $0.2 million from $2.1 million in the first quarter of 2006.
The Company pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.2 million per annum in the aggregate. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. For the quarters ended March 31, 2007 and 2006, the Company paid $3.2 million in interest on the Junior Subordinated Debentures, which is equivalent to the amounts distributed by the Trust on the Trust Preferred Securities.
The Company also pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Common Securities at the rate of 11.6% per annum on their face amount of $3.3 million, or $0.4 million per annum in the aggregate. The Trust distributes an equivalent amount to the Company as a distribution on the underlying Trust Common Securities. For the quarters ended March 31, 2007 and 2006, the Company paid $0.1 million interest on the Junior Subordinated Debentures, which is equivalent to the amounts received by the Company as investment income.
The Company recorded a tax benefit for income taxes of $0.9 million on a pre-tax loss of $5.7 million in the first quarter of 2007 compared to a tax benefit of $0.5 million on a pre-tax loss of $4.4 million in 2006.
Cash Flows
The statements of cash flows reflect the changes in cash and cash equivalents for the three months ended March 31, 2007 and 2006 by classifying transactions into three major categories: operating, investing and financing activities.
Operating Activities
The Company’s main source of liquidity is cash generated from routine operating activities represented by changes in inventories, accounts receivable, accounts payable, and other assets and liabilities plus the net income or loss adjusted for non-cash charges for depreciation, amortization, deferred taxes, PIK interest, interest on mandatorily redeemable preferred stock and management purchased options.
Cash used for operating activities was $3.3 million in the first three months of 2007 compared to cash used of $7.6 million for the same period of 2006. Operating cash outflows have historically been higher in the first two fiscal quarters when selling volume, accounts receivable and inventory levels increase as the Company approaches the stronger spring and summer selling seasons. The cash collections have historically improved in the third quarter following the spring and summer selling seasons. Cash used for the seasonal increase of accounts receivable and inventory levels was $12.2 million in the first three months of 2007 compared to $15.5 in the prior year period. This resulted in a decrease in cash used of $3.3 million in the first three months of 2007 compared to the same period of 2006.
Investing Activities
Net cash used for investing activities was $3.7 million for the first three months of 2007 compared to $36.8 million for the same prior year period. The primary reason for the decrease in investing activities from the prior year was the SteelWorks acquisition for $34.3 million in January 2006.
The principal recurring investing activities are property additions primarily for key duplicating machines. Net property additions for the first three months of 2007 were $3.7 million compared to $2.9 million in the comparable prior year period. The $0.8 million increase in capital expenditures in the first three months of 2007 compared to the prior year period was primarily due to an increase of $0.7 million in expenditures for key machines.

Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2007 was $5.5 million compared to $19.1 million for the comparable period in 2006. The current year period includes $6.1 million in cash provided by additional borrowings, net of repayments, on the revolving credit facility compared to cash provided of $20.2 million in the prior year period. The revolving credit facility was used to fund the seasonal increase in working capital requirements for the current year. In the prior year period, the revolving credit facility was used to fund approximately $7.2 million of the $34.3 million acquisition of SteelWorks together with an increase in seasonal working capital.
Liquidity and Capital Resources
The Company’s working capital position (defined as current assets less current liabilities) of $114.3 million at March 31, 2007 represents an increase of $8.4 million from the December 31, 2006 level of $105.9 million. The primary factor for this increase in working capital was the seasonal increase of accounts receivable and inventories of $12.2 million which was partially offset by an increase in accounts payable of 4.3 million. The Company’s current ratio (defined as current assets divided by current liabilities) increased to 3.30x at March 31, 2007 from 3.25x at December 31, 2006.
The Company’s contractual obligations in thousands of dollars as of March 31, 2007 are summarized below:

		Payments Due
		Less Than	1 to 3	3 to 5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Junior Subordinated Debentures (1)	$116,802	$—	$—	$—	$116,802
Long Term Senior Term Loans	233,238	2,350	4,700	226,188	—
Long Term Unsecured Subordinated Notes	49,820	—	—	49,820	—
Interest Payments (2)	92,048	24,442	48,293	19,313	—
Operating Leases	46,382	8,351	10,792	8,033	19,206
Mandatorily Redeemable Preferred Stock	80,275	—	—	—	80,275
Management Purchased Options	4,810	—	—	—	4,810
Accrued Stock Based Compensation on Preferred Options	4,921	—	—	—	4,921
Deferred Compensation Obligations	5,157	500	1,000	1,000	2,657
Capital Lease Obligations	804	325	377	74	28
Other Obligations	2,544	1,068	932	233	311

Total Contractual Cash Obligations	$636,801	$37,036	$66,094	$304,661	$229,010

(1)	The junior subordinated debentures liquidation value is approximately $108,707.

(2)	Interest payments for Long Term Senior Term Loans and Long Term Unsecured Subordinated Notes. Interest payments on the variable rate Long Term Senior Term Loans were calculated using actual interest rates through March 31, 2007 and a LIBOR rate of 5.375% plus applicable margin of 3.0% thereafter.
All of the obligations noted above are reflected on the Company’s condensed consolidated balance sheet as of March 31, 2007 except for the interest payments and operating leases. See Notes to condensed consolidated financial statements for additional information.
The Company has a purchase agreement with its supplier of key blanks which requires minimum purchases of 100 million key blanks per year. To the extent minimum purchases of key blanks are below 100 million, the Company must pay the supplier $.0035 per key multiplied by the shortfall. Since the inception of the contract in 1998, the Company has purchased more than 100 million key blanks per year from the supplier and, as a result, no payments related to any shortfall were made.

The Company had approximately $234.0 million of outstanding debt under its collateralized credit facilities at March 31, 2007, consisting of $233.2 million in a term loan and $0.8 million in capitalized lease obligations. The term loan consisted of a $233.2 million Term B Loan (the “Term Loan B”) currently at a three (3) month LIBOR rate plus margin of 8.375%. The capitalized lease obligations were at various interest rates.
As of March 31, 2007, the Company had $30.9 million available under its $40.0 million revolving credit facility. Availability under the revolving credit facility was reduced by borrowing of $4.0 million and outstanding letters of credit of $5.1 million.
As of March 31, 2007, the Company had no material purchase commitments for capital expenditures.
Interest on the Subordinated Debt Issuance of $47.5 million which matures September 30, 2011 was at a fixed rate of 13.5% per annum, with cash interest payments being required on a quarterly basis at a fixed rate of 11.25% commencing April 15, 2004. Effective July 21, 2006, the Subordinated Debt Agreement was amended to reduce the interest rate to a fixed rate of 10.0% payable quarterly. At March 31, 2007, the outstanding Subordinated Debt Issuance was $49.8 million.
The Senior Credit and Subordinated Debt Agreements, among other provisions, contain financial covenants requiring the maintenance of specific leverage and interest coverage ratios and levels of financial position, restrict the incurrence of additional debt and the sale of assets, and permit acquisitions with the consent of the lenders. The Company was in compliance with all provisions of the Senior Credit and Subordinated Debt Agreements as of March 31, 2007.
Critical Accounting Policies and Estimates
Significant accounting policies and estimates are summarized in the footnotes to the condensed consolidated financial statements. Some accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate. Management believes these estimates and assumptions are reasonable based on the facts and circumstances as of March 31, 2007, however, actual results may differ from these estimates under different assumptions and circumstances.
We identified our critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations found in our Annual Report on Form 10-K for the year ended December 31, 2006. We believe there have been no changes in these critical accounting policies. We have summarized our critical accounting policies either in the notes to the condensed consolidated financial statements or below:
Stock-Based Compensation:
During the first quarter of fiscal 2006, the Company adopted the provisions of, and account for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding prior to the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures. See Note 10, Stock Based Compensation, of the Notes to the condensed consolidated financial statements for further information.

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
Accounts Receivable and Allowance for Doubtful Accounts:
The Company establishes the allowance for doubtful accounts using the specific identification method and also provides a reserve in the aggregate. The estimates for calculating the aggregate reserve are based on historical information. The allowance for doubtful accounts was $419 as of March 31, 2007 and $369 as of December 31, 2006.
Inventory Realization:
Inventories consisting predominantly of finished goods are valued at the lower of cost or market, cost being determined principally on the weighted average cost method. Excess and obsolete inventories are carried at net realizable value. The historical usage rate is the primary factor used by the Company in assessing the net realizable value of excess and obsolete inventory. A reduction in the carrying value of an inventory item from cost to market is recorded for inventory with no usage in the preceding twenty-four month period or with on hand quantities in excess of twenty-four months average usage. The inventory reserve amounts were $4,629 as of March 31, 2007 and $4,642 as of December 31, 2006.
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

Inflation
The Company is sensitive to inflation present in the economies of the United States and foreign suppliers located primarily in Taiwan and China. Inflation in recent years has produced only a modest impact on the Company operations. However, the recent growth in China’s economic activity produced a spike in the cost of certain imported fastener products by as much as 45% in 2004. The cost of commodities such as copper, zinc, aluminum, nickel, and plastics used in the manufacture of Company products increased sharply in the latter part of 2005 and through most of 2006. Additionally, recent increases in the cost of diesel fuel have contributed to transportation rate increases. Continued inflation and resulting cost increases over a period of years would result in significant increases in inventory costs and operating expenses. Such higher cost of sales and operating expenses can generally be offset by increases in selling prices, although the ability of the Company’s operating divisions to raise prices is dependent on competitive market conditions. The Company was able to recover most of its purchased product cost increases of the past several years by raising prices to its customers.
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
Based on Hillman’s exposure to variable rate borrowings at March 31, 2007, a one percent (1%) change in the weighted average interest rate for a period of one year would change the annual interest expense by approximately $1.9 million.
The Company is exposed to foreign exchange rate changes of the Canadian and Mexican currencies as it impacts the $2.5 million net asset value of its Canadian and Mexican subsidiaries as of March 31, 2007. Management considers the Company’s exposure to foreign currency translation gains or losses to be minimal.

Item 4.
Controls and Procedures
Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, which included the matters discussed below, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period ended March 31, 2007, in ensuring that material information relating to The Hillman Companies, Inc. required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
DATE: May 15, 2007