Form 10-Q
period 2007-06-30
HILLMAN COMPANIES INC
filed 2007-08-10
CIK 1029831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
On August 10, 2007, there were 6,217.3 Class A Common Shares issued and outstanding, 1,000.0 Class B Common Shares issued and outstanding, 2,787.1 Class C Common Shares issued and outstanding, 82,192.8 Class A Preferred Shares issued and outstanding by the Registrant, 57,344.4 Class A Preferred Shares issued and outstanding by the Hillman Investment Company and 4,217,724 Trust Preferred Securities issued and outstanding by the Hillman Group Capital Trust. The Trust Preferred Securities trade on the American Stock Exchange under the symbol HLM.Pr.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
INDEX

		PAGE(S)
PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets	3-4

	Condensed Consolidated Statements of Operations	5-6

	Condensed Consolidated Statements of Cash Flows	7

	Condensed Consolidated Statements of Changes in Stockholders’ Equity	8

	Notes to Condensed Consolidated Financial Statements	9-17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-30

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	30

Item 4.	Controls and Procedures	31

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Defaults upon Senior Securities	32

Item 4.	Submission of Matters to a Vote of Security Holders	32

Item 5.	Other Information	32

Item 6.	Exhibits	32

SIGNATURES		33

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(dollars in thousands)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$2,058	$2,551
Restricted investments	375	500
Accounts receivable, net	64,117	48,331
Inventories, net	94,431	92,381
Deferred income taxes, net	6,476	6,575
Other current assets	3,016	2,637

Total current assets	170,473	152,975
Property and equipment, net	57,911	59,061
Goodwill	259,768	260,575
Other intangibles, net	163,489	167,244
Restricted investments	4,999	4,867
Deferred financing fees, net	4,354	5,000
Investment in trust common securities	3,261	3,261
Other assets	592	601

Total assets	$664,847	$653,584

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,468	$22,338
Current portion of senior term loans	2,350	2,350
Current portion of capitalized lease obligations	271	255
Junior subordinated interest payable	1,019	—
Accrued expenses:
Salaries and wages	3,292	3,494
Pricing allowances	5,942	5,201
Income and other taxes	2,320	1,933
Interest	2,789	2,919
Deferred compensation	375	500
Other accrued expenses	5,684	8,102

Total current liabilities	54,510	47,092
Long term senior term loans	230,300	231,475
Bank revolving credit	—	—
Long term capitalized lease obligations	357	506
Long term unsecured subordinated notes	49,820	49,820
Junior subordinated debentures	116,703	116,900
Mandatorily redeemable preferred stock	82,555	78,079
Management purchased preferred options	4,967	4,659
Deferred compensation	4,999	4,867
Deferred income taxes, net	40,919	36,653
Accrued dividends on preferred stock	36,575	30,082
Other non-current liabilities	7,484	5,713

Total liabilities	629,189	605,846

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Item 1.
THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(dollars in thousands)

	June 30,	December 31,
	2007	2006
LIABILITIES AND STOCKHOLDERS’ EQUITY (CONTINUED)

Common and preferred stock with put options:
Class A Preferred stock, $.01 par, 238,889 shares authorized, 88.0 issued and outstanding	88	88

Class A Common stock, $.01 par, 23,141 shares authorized, 412.0 issued and outstanding	417	417

Class B Common stock, $.01 par, 2,500 shares authorized, 1,000.0 issued and outstanding	—	—

Commitments and contingencies

Stockholders’ equity:
Preferred Stock:
Class A Preferred stock, $.01 par, 238,889 shares authorized, 82,104.8 issued and outstanding	1	1

Common Stock:
Class A Common stock, $.01 par, 23,141 shares authorized, 5,805.3 issued and outstanding	—	—
Class C Common stock, $.01 par, 30,109 shares authorized, 2,787.1 issued and outstanding	—	—
Additional paid-in capital	51,127	57,599
Accumulated deficit	(15,733)	(10,090)
Accumulated other comprehensive loss	(242)	(277)

Total stockholders’ equity	35,153	47,233

Total liabilities and stockholders’ equity	$664,847	$653,584

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
FOR THE THREE MONTHS ENDED
(dollars in thousands)

	June 30,	June 30,
	2007	2006
Net sales	$121,305	$113,358
Cost of sales (exclusive of depreciation and amortization shown separately below)	58,891	54,557

Gross profit	62,414	58,801

Operating expenses:
Selling, general and administrative expenses	41,101	38,417
Depreciation	4,487	4,105
Amortization	1,818	1,936
Management and transaction fees to related party	256	252

Total operating expenses	47,662	44,710

Other income, net	369	42

Income from operations	15,121	14,133

Interest expense, net	6,495	6,423
Interest expense on mandatorily redeemable preferred stock and management purchased options	2,437	2,185
Interest expense on junior subordinated debentures	3,152	3,152
Investment income on trust common securities	(94)	(94)

Income before income taxes	3,131	2,467

Income tax provision	2,590	1,913

Net income	$541	$554

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
FOR THE SIX MONTHS ENDED
(dollars in thousands)

	June 30,	June 30,
	2007	2006
Net sales	$222,229	$214,883
Cost of sales (exclusive of depreciation and amortization shown separately below)	107,169	104,933

Gross profit	115,060	109,950

Operating expenses:
Selling, general and administrative expenses	80,730	76,526
Depreciation	9,196	8,189
Amortization	3,755	3,873
Management and transaction fees to related party	509	508

Total operating expenses	94,190	89,096

Other income, net	384	319

Income from operations	21,254	21,173

Interest expense, net	12,898	12,658
Interest expense on mandatorily redeemable preferred stock and management purchased options	4,784	4,288
Interest expense on junior subordinated debentures	6,305	6,304
Investment income on trust common securities	(189)	(189)

Loss before income taxes	(2,544)	(1,888)

Income tax provision	1,661	1,428

Net loss	$(4,205)	$(3,316)

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE SIX MONTHS ENDED
(dollars in thousands)

	June 30,	June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(4,205)	$(3,316)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	12,951	12,062
Dispositions of property and equipment	—	28
Deferred income tax provision	3,734	997
PIK interest on unsecured subordinated notes	—	555
Interest on mandatorily redeemable preferred stock and management purchased options	4,784	4,289
Changes in operating items:
Increase in accounts receivable, net	(15,786)	(16,714)
Increase in inventories, net	(2,050)	(6,053)
Increase (decrease) in other assets	(370)	286
Increase in accounts payable	8,130	10,542
Increase in junior subordinated interest payable	1,019	—
Decrease in other accrued liabilities	(1,623)	(5,541)
Other items, net	2,278	654

Net cash provided by (used for) operating activities	8,862	(2,211)

Cash flows from investing activities:
SteelWorks acquisition	—	(34,364)
Capital expenditures	(8,078)	(7,686)
Other, net	31	425

Net cash used for investing activities	(8,047)	(41,625)

Cash flows from financing activities:
Repayments of senior term loans	(1,175)	(1,631)
Borrowings of revolving credit loans	9,500	23,233
Repayments of revolving credit loans	(9,500)	(2,000)
Principal payments under capitalized lease obligations	(133)	(61)

Net cash (used for) provided by financing activities	(1,308)	19,541

Net decrease in cash and cash equivalents	(493)	(24,295)

Cash and cash equivalents at beginning of period	2,551	26,491

Cash and cash equivalents at end of period	$2,058	$2,196

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

						Accumulated
			Additional	Class A		Other	Total
	Common Stock		Paid-in	Preferred	Accumulated	Comprehensive	Stockholders’
	Class A	Class C	Capital	Stock	Deficit	Loss	Equity
Balance at December 31, 2006	—	—	$57,599	$1	$(10,090)	$(277)	$47,233

Net loss	—	—	—	—	(4,205)	—	(4,205)
Adoption of FIN No. 48	—	—	—	—	(1,438)	—	(1,438)
Dividends to shareholders	—	—	(6,493)	—	—	—	(6,493)
Stock-based compensation	—	—	21	—	—	—	21
Change in cumulative foreign translation adjustment (1)	—	—	—	—	—	(60)	(60)
Change in derivative security value (1)	—	—	—	—	—	95	95

Balance at June 30, 2007	—	—	$51,127	$1	$(15,733)	$(242)	$35,153

(1)	The cumulative foreign translation adjustment and change in derivative security value, net of taxes, represent the only items of other comprehensive loss.
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
The accompanying unaudited condensed consolidated financial statements present information in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. Management believes the financial statements include all normal recurring accrual adjustments necessary for a fair presentation. Operating results for the six month period ended June 30, 2007 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report filed on Form 10-K for the year ended December 31, 2006.
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
2. Summary of Significant Accounting Policies:
Accounts Receivable and Allowance for Doubtful Accounts:
The Company establishes the allowance for doubtful accounts using the specific identification method and also provides a reserve in the aggregate. The estimates for calculating the aggregate reserve are based on historical information. The allowance for doubtful accounts was $380 as of June 30, 2007 and $369 as of December 31, 2006.
Shipping and Handling:
The costs incurred to ship products to customers, including freight and handling expenses, are included in selling, general and administrative (“SG&A”) expenses on the Company’s statements of operations. For the six and three months ended June 30, 2007 and 2006 shipping and handling costs included in SG&A were $9,778, $10,976, $5,286, and $5,880, respectively.

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
3. Recent Accounting Pronouncements:
Effective January 1, 2007, the Company adopted Financial Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which is a change in accounting for income taxes. See Note 8, Income Taxes, for additional information regarding the adoption of FIN 48.
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
In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Liabilities — Including an amendment of FASB Statement No. 115.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective as of the beginning of fiscal 2008. The Company has not yet assessed the effect, if any, that adoption of SFAS 159 will have on its results of operations and financial position.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
4. Acquisition:
On January 5, 2006, The Hillman Group, Inc. purchased certain assets of The SteelWorks Corporation (“SteelWorks”), a Denver, Colorado based manufacturer and distributor of metal shapes, threaded rod and metal sheet to the retail hardware and home improvement industry. The aggregate purchase price, including transaction costs of $123, was $34,364 paid in cash at closing. The accompanying condensed consolidated balance sheets at June 30, 2007 and December 31, 2006 reflect the allocation of the aggregate purchase price in accordance with SFAS No. 141, “Business Combinations.” The following table reconciles the fair value of the acquired assets and assumed liabilities to the total purchase price:

Customer relationships	$11,861
Trademarks	2,624
Goodwill	19,879

Total purchase price	$34,364

The values assigned to customer relationships and trademarks were determined by an independent appraisal. The customer relationships have been assigned a 23 year life and the trademarks an indefinite life. The intangible assets and goodwill are deductible for income tax purposes over a 15 year life.
In connection with the acquisition, the Hillman Group entered into a supply agreement whereby SteelWorks will be the exclusive provider of metal shapes for a period of 10 years.
5. Other Intangible Assets, net:
Other intangible assets are amortized over their useful lives and are subject to the lower of cost or market impairment testing.
Other intangible assets, net as of June 30, 2007 and December 31, 2006 consist of the following:

	Estimated
	Useful Life	June 30,	December 31,
	(Years)	2007	2006
Customer relationships	23	$126,651	$126,651
Trademarks	Indefinite	47,294	47,294
Patents	9	7,960	7,960
Non-compete agreements	4	5,742	5,742

Intangible assets, gross		187,647	187,647
Less: Accumulated amortization		24,158	20,403

Other intangibles, net		$163,489	$167,244

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
5. Other Intangible Assets, net (continued):
The Company’s amortization expense for amortizable assets for the three months ended June 30, 2007 and 2006 was $1,818 and $1,936, respectively. For the six months ended June 30, 2007 and 2006, amortization expense was $3,755 and $3,873, respectively. The Company’s amortization expense for amortizable assets for the year ended December 31, 2007 is estimated to be $7,273 and for the years ending December 31, 2008, 2009, 2010, 2011, and 2012 are estimated to be $7,037, $6,875, $6,391, $6,391, and $6,391, respectively.
6. Contingencies:
The Company self insures its product liability, worker’s compensation and general liability losses up to $250 per occurrence. Catastrophic coverage is maintained for occurrences in excess of $250 up to $35,000. As of June 30, 2007, the Company has provided certain vendors and insurers letters of credit aggregating $4,892 related to its product purchases and insurance coverage of product liability, workers compensation and general liability.
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
7. Related Party Transactions:
The Company is obligated to pay management fees to a subsidiary of CHS in the amount of $58 per month and to pay transaction fees to a subsidiary of OTPP in the amount of $26 per month, plus out of pocket expenses. The Company has recorded management and transaction fee charges and expenses from CHS and OTPP for the six and three month periods ended June 30, 2007 and 2006 of $509, $508, $256, and $252, respectively.
8. Income Taxes:
The Company’s policy is to estimate income taxes for interim periods based on estimated annual effective tax rates which are derived, in part, from expected pre-tax income. However, the income tax provision for the six and three months ended June 30, 2007 has been computed on a discrete period basis as a result of the Company’s inability to reliably estimate pre-tax income for the remainder of the year. The Company’s estimated annual effective tax rate for the year ended December 31, 2007 is -208%, which could result in significant variations in the reported tax provision in the interim periods. Accordingly, the interim tax provision for the six and three month periods ended June 30, 2007 was calculated on a discrete period basis by multiplying the statutory income tax rate by pretax earnings adjusted for permanent book tax basis differences.
The effective income tax rate was -65.3% and -75.6% for the six months ended June 30, 2007 and 2006, respectively. In addition to the effect of state taxes, the effective income tax rate differed from the federal statutory rate primarily due to the effect of nondeductible interest on mandatorily redeemable preferred stock and stock compensation expense.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
8. Income Taxes (continued):
The Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” as of January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $2.9 million decrease in the deferred tax asset related to the future tax benefit of the Company’s net operating loss carryforward during the six month period ended June 30, 2007. There was a corresponding adjustment of a $1.5 million decrease in the January 1, 2007 balance of accumulated deficit and a $1.4 million reduction in the Company’s uncertain tax position reserve. Also, as a result of the adoption of FIN 48, the Company’s uncertain tax position reserve was reduced an additional $0.6 million, all of which was recorded as a reduction of goodwill. At the adoption date, $1.5 million of the gross unrecognized tax benefit would impact the effective tax rate if recognized. There was no adjustment of the Company’s FIN 48 reserves during the three month period ended June 30, 2007.
The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. In conjunction with the adoption of FIN 48, the Company has not recognized any adjustment for interest or penalties in its financial statements due to its net operating loss position. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to June 30, 2008.
The Company files a consolidated income tax return in the United States and numerous consolidated and separate income tax returns in various states and foreign jurisdictions. As of June 30, 2007, with few exceptions, the Company is no longer subject to U.S. federal, state and foreign tax examinations by tax authorities for tax years prior to 2003.
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
In connection with the Merger Transaction, certain members of management entered into an Executive Securities Agreement (“ESA”). The ESA provides for the method and terms under which management proceeds were invested in the Company. Under the terms of the ESA, management shareholders have the right to put their Class A Common Stock and Class B Common Stock back to the Company at fair market value if employment is terminated for reasons other than cause. If terminated for cause, the management shareholders can generally put the Class A Common Stock and Class B Common Stock back to the Company for the lower of the fair market value or cost. The SEC’s Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stock,” requires certain securities whose redemption is not in the control of the issuer to be classified outside of permanent equity. The put feature embedded in management’s Class A Common Stock and Class B Common Stock allows redemption at the holder’s option under certain circumstances. Accordingly, management’s 412.0 Class A Common Stock shares and 1,000 Class B Common Stock shares have been classified between liabilities and stockholder’s equity in the accompanying condensed consolidated balance sheet.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
9. Common and Preferred Stock (continued):
The repurchase feature of the Class B Common Stock triggers liability accounting treatment under FASB 123(R). Accordingly, changes in the fair value of the Class B Common Stock are recorded as charges to compensation expense over the five year vesting period. For the six and three month periods ended June 30, 2007 and 2006, compensation expense (income) of $0, ($576), $0, and ($794), respectively, was recorded in selling, general and administrative expense in the accompanying condensed consolidated statement of operations.
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
The Hillman Investment Company Class A Preferred Stock is mandatorily redeemable on March 31, 2028 and in accordance with Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (“SFAS 150”) has been classified as debt in the accompanying condensed consolidated balance sheets. Dividends on the mandatorily redeemable Class A Preferred Stock were $4,476, $4,013, $2,280 and $2,044 for the six and three months ended June 30, 2007 and 2006, respectively. The dividends on the mandatorily redeemable Class A Preferred Stock are recorded as interest expense in the accompanying condensed consolidated statement of operations.
2006 Equity Issuance:
On July 31, 2006, an executive of the Company purchased 88 shares of Class A Preferred Stock for $88, in addition to 62 shares of Hillman Investment Company Class A Preferred Stock for $62 and 4.396 shares of Class A Common Stock for $10. In connection with the equity purchase, the executive entered into an ESA similar in terms to the existing management shareholders ESA.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
9. Common and Preferred Stock (continued):
Under the terms of the ESA, the executive has the right to put the Class A Preferred Stock, the Hillman Investment Company Class A Preferred Stock and the Class A Common Stock back to the Company at fair market value if employment is terminated for reasons other than cause. If terminated for cause, the shares can be put back to the Company for the lower of cost or the fair market value. As discussed above, the put feature embedded in the Class A Preferred Stock and the Class A Common Stock requires classification outside permanent equity. Accordingly, the Class A Preferred Stock and the Class A Common Stock are classified between liabilities and stockholder’s equity in the accompanying condensed consolidated balance sheet.
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
SFAS 150 requires the initial and subsequent valuations of the Purchased Options to be measured at fair value with the change in fair value recognized as interest expense. For the six and three months ended June 30, 2007 and 2006, interest expense of $308, $275, $157, and $141, respectively, was recorded in the accompanying condensed consolidated statement of operations to recognize the increase in fair market value of the Purchased Options.
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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
10. Stock-Based Compensation (continued):
The fair value of the option grants is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield equaling 0%, risk-free interest rate of 4.8%, expected volatility assumed to be 27.3%, and expected life of 6 years.
A summary of stock option activity for the six months ended June 30, 2007 is presented below:

		Exercise	Remaining		Aggregate
		Price Per	Contractual		Intrinsic
	Shares	Share *	Term *		Value
Outstanding at December 31, 2006	112.6	$1,866
Granted	51.3	2,500
Exercised	—	—
Forfeited or expired	—	—

Outstanding at June 30, 2007	163.9	$2,064	8.75	years	$71

Exercisable at June 30, 2007	61.3	$1,523	7.83		$60

*	weighted average
For the six and three months ended June 30, 2007 and 2006, compensation expense recognized in the accompanying condensed consolidated statements of operations was $21, $12, $12 and $8, respectively As of June 30, 2007, there was $90 of unrecognized compensation expense for unvested Common Options. The expense will be recognized as a charge to earnings over a weighted average period of 1.3 years.
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
Upon resignation from the Company after the third anniversary of grant, termination by the Company without cause, death or disability, or retirement at age 61, the holder of the Preferred Options has a put right on the vested securities at a price equal to fair market value less any option exercise price payable. SFAS 123(R) requires the classification of stock-based compensation awards as liabilities if the underlying security is classified as a liability. Therefore, the Preferred Options are treated as liability classified awards, and compensation expense is recognized based on the fair value of the Preferred Options at the grant date re-measured at fair value in each subsequent reporting period. The Company uses the intrinsic value method to estimate fair value of the Preferred Options at the end of each reporting period pro-rated for the portion of the service period rendered. For the six and three months ended June 30, 2007 and 2006, compensation expense of $1,779, $1,088, $939, and $585, respectively, was recognized in the accompanying condensed consolidated statements of operations.
At June 30, 2007, the aggregate intrinsic value of the outstanding Preferred Options was $7,075, and the intrinsic value of the exercisable Preferred Options was $4,245.

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
There have been no grants or forfeitures of Class B Common Stock shares since the Merger Transaction. At June 30, 2007, there were 400 Class B Common shares vested with a fair value of $0 per share. For the six and three month periods ended June 30, 2007 and 2006, compensation expense (income) of $0, ($576), $0, and ($794), respectively, was recorded in the accompanying condensed consolidated statements of operations.
11. Derivatives and Hedging:
The Company uses derivative financial instruments to manage its exposures to interest rate fluctuations on its floating rate senior debt. The derivative instruments are accounted for pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” As amended, SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change, unless the derivative qualifies as an effective hedge that offsets certain exposures.
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
The New Swap was designated as a cash flow hedge, and the fair value at June 30, 2007 was $(35), net of $21 in taxes. The New Swap was reported on the condensed consolidated balance sheet in other non-current liabilities with a related deferred charge recorded as a component of other comprehensive income in shareholders’ equity.

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
Financing Arrangements
On March 31, 2004, the Company, through the Hillman Group, refinanced its revolving credit and senior term loans with a Senior Credit Agreement (the “Senior Credit Agreement”) consisting of a $40.0 million revolving credit line (the “Revolver”) and a $217.5 million term loan (the “Term Loan”). The Senior Credit Agreement has a seven-year term and provides borrowings at interest rates based on the London Interbank Offered Rates (the “LIBOR”) plus a margin of between 2.25% and 3.00% (the “LIBOR Margin”), or prime (the “Base Rate”) plus a margin of between 1.25% and 2.0% (the “Base Rate Margin”). The applicable LIBOR Margin and Base Rate Margin are based on the Company’s leverage as of the last day of the preceding fiscal quarter. In accordance with the Senior Credit Agreement, letter of credit commitment fees are based on the average daily face amount of each outstanding letter of credit multiplied by a letter of credit margin of between 2.25% and 3.00% per annum (the “Letter of Credit Margin”). The Letter of Credit Margin is also based on the Company’s leverage at the date of the preceding fiscal quarter. The Company also pays a commitment fee of 0.50% per annum on the average daily unused Revolver balance.
On July 21, 2006, the Company amended and restated the Senior Credit Agreement (the “Amended and Restated Agreement”). The Term Loan was increased by $22.4 million to $235.0 million. Proceeds of the additional Term Loan borrowings were used to pay down outstanding Revolver borrowings. The Revolver credit line remains at $40.0 million. Additionally, the LIBOR margin on the Term Loan was reduced by 25 basis points and certain financial covenants were revised to provide additional flexibility. There were no other significant changes to the Senior Credit Agreement. The Company incurred $1,147 in financing fees in connection with the Amended and Restated Agreement. The fees were capitalized and will be amortized over the remaining term of the Amended and Restated Agreement.
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
The Company pays interest to the Hillman Group Capital Trust (the “Trust”) on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.2 million per annum in the aggregate. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities.
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
Acquisition
On January 5, 2006, the Hillman Group purchased certain assets of The SteelWorks Corporation (“SteelWorks”), a Denver, Colorado based manufacturer and distributor of metal shapes, threaded rod and metal sheet to the retail hardware and home improvement industry. Annual revenues of the SteelWorks customer base acquired were approximately $28.2 million for the year ended December 31, 2006. The aggregate purchase price was $34.4 million paid in cash at closing. In connection with the acquisition, the Hillman Group entered into a supply agreement whereby SteelWorks will be their exclusive provider of metal shapes for a period of 10 years.

Results of Operations
Sales and Profitability for each of the Three Month Periods Ended June 30,

	(dollars in thousands)
	2007		2006
		% of		% of
	Amount	Total	Amount	Total
Net sales	$121,305	100.0%	$113,358	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	58,891	48.5%	54,557	48.1%

Gross profit	62,414	51.5%	58,801	51.9%

Operating expenses:
Selling	19,879	16.4%	19,227	17.0%
Warehouse & delivery	15,020	12.4%	14,267	12.6%
General & administrative	5,251	4.3%	5,124	4.5%
Stock compensation expense	951	0.8%	(201)	-0.2%

Total SG&A	41,101	33.9%	38,417	33.9%
Depreciation	4,487	3.7%	4,105	3.6%
Amortization	1,818	1.5%	1,936	1.7%
Management and transaction fees to related party	256	0.2%	252	0.2%

Total operating expenses	47,662	39.3%	44,710	39.4%

Other income, net	369	0.3%	42	0.0%

Income from operations	15,121	12.5%	14,133	12.5%

Interest expense, net	6,495	5.4%	6,423	5.7%
Interest expense on mandatorily redeemable preferred stock & management purchased options	2,437	2.0%	2,185	1.9%
Interest expense on junior subordinated debentures	3,152	2.6%	3,152	2.8%
Investment income on trust common securities	(94)	-0.1%	(94)	-0.1%

Income before income taxes	3,131	2.6%	2,467	2.2%

Three Months Ended June 30, 2007 and 2006
Net sales increased $7.9 million, or 7.0%, in the second quarter of 2007, to $121.3 million from $113.4 million in the second quarter of 2006. Sales to national accounts increased $3.5 million in the second quarter primarily as a result of increased fastener sales to Lowe’s and increased key sales to Lowe’s and Home Depot. Sales to franchise and independent (“F&I”) accounts increased by $1.2 million to $38.6 million in the second quarter of 2007 compared to $37.4 in the second quarter of 2006. The increase in F&I account sales was due primarily to the growth in sales of fastener products and keys. Sales of engraving products increased $1.1 million in the second quarter of 2007 compared to the second quarter of 2006. Sales to warehouse accounts increased by $0.7 million in the second quarter of 2007 primarily due to higher fastener and threaded rod volume. Other sales, including regional, commercial industrial accounts, Latin American, Mexican and Canadian accounts, were up $1.4 million to $13.3 million in the second quarter of 2007 from $11.9 million in the second quarter of 2006.
The Company’s gross margin was 51.5% in the second quarter of 2007 compared to 51.9% in the second quarter of 2006. The Company implemented price increases across all product lines in the last three quarters of 2006 and in the first half of 2007 to offset higher product costs passed on from our vendors as a result of increased prices for commodities such as plastics, aluminum, copper, and zinc used in the manufacture of our products. The gross margin decrease in the second quarter of 2007 was the result of these product cost increases exceeding the amount of price increases implemented since the second quarter of 2006.
The Company’s condensed consolidated selling, general and administrative expenses (“S,G&A”) increased $2.7 million or 7.0% from $38.4 million in the second quarter of 2006 to $41.1 million in the second quarter of 2007. Selling expenses increased $0.7 million or 3.6% primarily as a result of an increase in sales commissions earned, store service wages used to serve the increasing number of new national accounts stores, and an increase in marketing costs for new product development and enhancement of existing product programs. Warehouse and delivery expenses increased $0.7 million or 4.9% primarily as a result of increased cost of labor and shipping supplies on the 7.0% increase in sales volume. General and administrative expenses increased by $0.1 million in the second quarter of 2007 compared to the second quarter of 2006. This increase was primarily the result of higher corporate, legal and professional fees offset by favorable medical claims in the 2007 period compared to the 2006 period. The Company recorded a stock compensation charge of $1.0 million in the second quarter of 2007 compared to a gain of $0.2 in the same prior year period.
Depreciation expense of $4.5 million in the second quarter of 2007 was $0.4 million more than depreciation of $4.1 million in the second quarter of 2006 as a result of an increase in placements of key duplicating machines, purchases of computer equipment, and the purchase of equipment for the new distribution center in Jacksonville, Florida.
Amortization expense of $1.8 million in the second quarter of 2007 was $0.1 million less than the amortization in the same quarter of 2006.
The Company has recorded management and transaction fees of $0.3 million for the second quarter of 2007 and for the second quarter of 2006. The Company is obligated to pay management fees to a subsidiary of CHS for management services rendered in the amount of fifty-eight thousand dollars per month, plus out-of-pocket expenses, and to pay transaction fees to a subsidiary of Ontario Teacher’s Pension Plan for transaction services rendered in the amount of twenty-six thousand dollars per month, plus out of pocket expenses, for each month commencing after March 31, 2004.
Income from operations for the three months ended June 30, 2007 was $15.1 million, an increase of $1.0 million from the same period of the prior year.
The Company’s condensed consolidated operating profit margin from operations (income from operations as a percentage of net sales) of 12.5% in the second quarter of 2007 was equal to the same period of 2006. The operating profit margin benefited from an increase in other income and a decrease in amortization which were completely offset by a decrease in gross profit as a percentage of sales.

Interest expense, net, increased $0.1 million to $6.5 million in the second quarter of 2007 from $6.4 million in the same period of 2006. The increase in interest expense was the result of an increased LIBOR borrowing rate on the Term B Loan and additional borrowings under the revolving credit facility.
Interest expense on the mandatorily redeemable preferred stock and management purchased options was $2.4 million in the second quarter of 2007, an increase of $0.2 million from $2.2 million in the second quarter of 2006.
The Company pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.2 million per annum in the aggregate. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. For the quarters ended June 30, 2007 and 2006, the Company paid $3.1 million in interest on the Junior Subordinated Debentures, which is equivalent to the amounts distributed by the Trust on the Trust Preferred Securities.
The Company also pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Common Securities at the rate of 11.6% per annum on their face amount of $3.3 million, or $0.4 million per annum in the aggregate. The Trust distributes an equivalent amount to the Company as a distribution on the underlying Trust Common Securities. For the quarters ended June 30, 2007 and 2006, the Company paid $0.1 million interest on the Junior Subordinated Debentures, which is equivalent to the amounts received by the Company as investment income.
The Company recorded an income tax provision of $2.6 million on pre-tax income of $3.1 million in the second quarter of 2007 compared to an income tax provision of $1.9 million on pre-tax income of $2.5 million in the second quarter of 2006.

Results of Operations
Sales and Profitability for each of the Six Month Periods Ended June 30,

	(dollars in thousands)
	2007		2006
		% of		% of
	Amount	Total	Amount	Total
Net sales	$222,229	100.0%	$214,883	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	107,169	48.2%	104,933	48.8%

Gross profit	115,060	51.8%	109,950	51.2%

Operating expenses:
Selling	39,851	17.9%	38,196	17.8%
Warehouse & delivery	28,093	12.6%	27,034	12.6%
General & administrative	10,986	4.9%	10,772	5.0%
Stock compensation expense	1,800	0.8%	524	0.2%

Total SG&A	80,730	36.3%	76,526	35.6%
Depreciation	9,196	4.1%	8,189	3.8%
Amortization	3,755	1.7%	3,873	1.8%
Management and transaction fees to related party	509	0.2%	508	0.2%

Total operating expenses	94,190	42.4%	89,096	41.5%

Other income, net	384	0.2%	319	0.1%

Income from operations	21,254	9.6%	21,173	9.9%

Interest expense, net	12,898	5.8%	12,658	5.9%
Interest expense on mandatorily redeemable preferred stock & management purchased options	4,784	2.2%	4,288	2.0%
Interest expense on junior subordinated debentures	6,305	2.8%	6,304	2.9%
Investment income on trust common securities	(189)	-0.1%	(189)	-0.1%

Loss before income taxes	(2,544)	-1.1%	(1,888)	-0.9%

Six Months Ended June 30, 2007 and 2006
Net sales increased $7.3 million, or 3.4%, in the first half of 2007 to $222.2 million from $214.9 million in the first half of 2006. Sales to national accounts increased $4.6 million in the first half primarily as a result of increased LNS sales of $1.0 million to Menards and increased key sales of $1.5 million to Lowe’s and $1.6 million to Home Depot. Sales of engraving products increased $1.7 million in the first half of 2007. Sales to F&I accounts increased by $1.2 million in the first half of 2007 primarily as a result of higher sales of keys and fasteners. Sales to commercial industrial accounts decreased by $1.3 million to $1.0 million in the first half of 2007 compared to the first half of 2006. The decrease in commercial industrial sales was due to the placement of large opening orders for a significant new customer in the first half of 2006. Other sales, including regional accounts, warehouse, Mexican and Canadian accounts, were up $1.1 million to $35.6 million in the first half of 2007 from $34.5 million in the same period of 2006.
The Company’s gross margin was 51.8% in the first half of 2007 compared to 51.2% in the first half of 2006. The Company implemented price increases across all product lines in the last three quarters of 2006 and in the first half of 2007. The price increases were used to offset higher product costs passed on from our vendors as a result of increased prices for commodities such as plastics, aluminum, nickel, copper, and zinc used in the manufacture of our products. The gross margin improvement in 2007 was the result of the price increases implemented since the first quarter of 2006 and the favorable mix of lower sales generated from the new commercial industrial accounts at less than average margins.
The Company’s condensed consolidated selling, general and administrative expenses (“S,G&A”) increased $4.2 million or 5.5% from $76.5 million in the first half of 2006 to $80.7 million in the first half of 2007. Selling expenses increased $1.7 million or 4.5% primarily as a result of an increase in store service wages used to serve the increasing number of new national accounts stores and an increase in marketing costs for new product development and enhancement of existing product programs. Warehouse and delivery expenses increased $1.1 million or 4.1% primarily as a result of increased cost of labor and shipping supplies on the 3.4% increase in sales volume. General and administrative expenses increased by $0.2 million in the first half of 2007 compared to the first half of 2006. This increase was primarily the result of higher corporate, legal and professional fees offset by favorable medical claims in the 2007 period compared to the 2006 period. The Company recorded a stock compensation charge of $1.8 million in the first half of 2007 compared to $0.5 in the same prior year period.
Depreciation expense of $9.2 million in the first half of 2007 was $1.0 million more than depreciation of $8.2 million in the first half of 2006 as a result of an increase in placements of key duplicating machines, purchases of computer equipment, and the purchase of equipment for the new distribution center in Jacksonville, Florida.
Amortization expense of $3.8 million in the first half of 2007 was $0.1 million less than the amortization in the same period of 2006.
The Company has recorded management and transaction fees of $0.5 million for the first half of 2007 and for the first half of 2006. The Company is obligated to pay management fees to a subsidiary of CHS for management services rendered in the amount of fifty-eight thousand dollars per month, plus out-of-pocket expenses, and to pay transaction fees to a subsidiary of Ontario Teacher’s Pension Plan for transaction services rendered in the amount of twenty-six thousand dollars per month, plus out of pocket expenses, for each month commencing after March 31, 2004.
Income from operations for the six months ended June 30, 2007 was $21.3 million, an increase of $0.1 million from the same period of the prior year.
The Company’s condensed consolidated operating profit margin from operations (income from operations as a percentage of net sales) decreased from 9.9% in the first half of 2006 to 9.6% in the same period of 2007. The operating profit margin benefited from an increase in gross profit as a percentage of sales which was completely offset by the increase of SG&A expense and depreciation.

Interest expense, net, increased $0.2 million to $12.9 million in the first half of 2007 from $12.7 million in the same period of 2006. The increase in interest expense was the result of an increased LIBOR borrowing rate on the Term B Loan and additional borrowings under the revolving credit facility.
Interest expense on the mandatorily redeemable preferred stock and management purchased options was $4.8 million in the first half of 2007, an increase of $0.5 million from $4.3 million in the first half of 2006.
The Company pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.2 million per annum in the aggregate. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. For the six months ended June 30, 2007 and 2006, the Company paid $6.1 million in interest on the Junior Subordinated Debentures, which is equivalent to the amounts distributed by the Trust on the Trust Preferred Securities.
The Company also pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Common Securities at the rate of 11.6% per annum on their face amount of $3.3 million, or $0.4 million per annum in the aggregate. The Trust distributes an equivalent amount to the Company as a distribution on the underlying Trust Common Securities. For the six months ended June 30, 2007 and 2006, the Company paid $0.2 million interest on the Junior Subordinated Debentures, which is equivalent to the amounts received by the Company as investment income.
The Company recorded an income tax provision of $1.7 million on a pre-tax loss of $2.5 million in the first six months of 2007 compared to an income tax provision of $1.4 million on pre-tax loss of $1.9 million in the first six months of 2006.
Cash Flows
The statements of cash flows reflect the changes in cash and cash equivalents for the six months ended June 30, 2007 and 2006 by classifying transactions into three major categories: operating, investing and financing activities.
Operating Activities
The Company’s main source of liquidity is cash generated from routine operating activities represented by changes in inventories, accounts receivable, accounts payable, and other assets and liabilities, plus the net income or loss adjusted for non-cash charges for depreciation, amortization, deferred taxes, PIK interest, interest on mandatorily redeemable preferred stock and management purchased options.
Cash provided by operating activities was $8.9 million in the first six months of 2007 compared to cash used of $2.2 million for the same period of 2006. Historically, the Company has high operating cash outflows in the first two fiscal quarters when selling volume, accounts receivable and inventory levels increase as the Company approaches the stronger spring and summer selling seasons. The cash collections have historically improved in the third quarter following the spring and summer selling seasons. The seasonal increase of accounts receivable and inventory levels in the first half of 2007 was only $17.8 million compared to $22.8 million in the prior year period. In addition, $3.9 million more cash was provided in the 2007 period by a smaller reduction in other accrued liabilities and $2.7 million more cash was provided by the change in the deferred tax provision. This resulted in an increase in cash provided of $11.1 million in the first half of 2007 compared to the same period of 2006.
Investing Activities
Net cash used for investing activities was $8.0 million for the first six months of 2007 compared to $41.6 million for the same prior year period. The primary reason for the decrease in cash used for investing activities from the prior year was the SteelWorks acquisition for $34.3 million in January 2006.
The principal recurring investing activities are property additions primarily for key duplicating machines. Net property additions for the first six months of 2007 were $8.1 million compared to $7.7 million in the comparable prior year period. The $0.4 million increase in capital expenditures in the first six months of 2007 compared to the prior year period was primarily due to an increase of $1.6 million in expenditures for key machines which was partially offset by a reduction in expenditures for construction in progress of $1.3 million.

Financing Activities
Net cash used for financing activities for the six months ended June 30, 2007 was $1.3 million compared to cash provided of $19.5 million for the comparable period in 2006. The prior year period includes $21.2 million in cash provided by additional borrowings, net of repayments, on the revolving credit facility compared to no cash provided or used in the current year period. The revolving credit facility was used to fund the seasonal increase in working capital requirements for the prior year while operations were sufficient to fund working capital requirements in the current year. In the prior year period, the revolving credit facility was used to fund approximately $7.2 million of the $34.3 million acquisition of SteelWorks together with an increase in seasonal working capital.
Liquidity and Capital Resources
The Company’s working capital position (defined as current assets less current liabilities) of $116.0 million at June 30, 2007 represents an increase of $10.1 million from the December 31, 2006 level of $105.9 million. The primary factor for this increase in working capital was the seasonal increase of accounts receivable and inventories of $17.8 million which was partially offset by an increase in accounts payable of $8.1 million. The Company’s current ratio (defined as current assets divided by current liabilities) decreased to 3.13x at June 30, 2007 from 3.25x at December 31, 2006.
The Company’s contractual obligations in thousands of dollars as of June 30, 2007 are summarized below:

		Payments Due
		Less Than 1			More Than 5
	Total	Year	1 to 3 Years	3 to 5 Years	Years
Contractual Obligations
Junior Subordinated Debentures (1)	$116,703	$—	$—	$—	$116,703
Long Term Senior Term Loans	232,650	2,350	60,659	169,641	—
Long Term Unsecured Subordinated Notes	49,820	—	—	49,820	—
Interest Payments (2)	85,919	24,393	48,195	13,331	—
Operating Leases	46,514	8,511	11,227	8,497	18,279
Mandatorily Redeemable Preferred Stock	82,555	—	—	—	82,555
Management Purchased Options	4,967	—	—	—	4,967
Accrued Stock Based Compensation on Preferred Options	5,861	—	—	—	5,861
Deferred Compensation Obligations	5,374	375	750	750	3,499
Capital Lease Obligations	723	322	309	74	18
Other Obligations	2,688	1,120	979	245	344

Total Contractual Cash Obligations	$633,774	$37,071	$122,119	$242,358	$232,226

(1)	The junior subordinated debentures liquidation value is approximately $108,707.

(2)	Interest payments for Long Term Senior Term Loans and Long Term Unsecured Subordinated Notes.

Interest payments on the variable rate Long Term Senior Term Loans were calculated using actual interest rates through June 30, 2007 and a LIBOR rate of 5.375% plus applicable margin of 3.0% thereafter.
All of the obligations noted above are reflected on the Company’s condensed consolidated balance sheet as of June 30, 2007 except for the interest payments and operating leases. See Notes to condensed consolidated financial statements for additional information.
The Company has a purchase agreement with its supplier of key blanks which requires minimum purchases of 100 million key blanks per year. To the extent minimum purchases of key blanks are below 100 million, the Company must pay the supplier $.0035 per key multiplied by the shortfall. Since the inception of the contract in 1998, the Company has purchased more than 100 million key blanks per year from the supplier and, as a result, no payments related to any shortfall have been made.

The Company had approximately $233.4 million of outstanding debt under its collateralized credit facilities at June 30, 2007, consisting of $232.7 million in a term loan and $0.7 million in capitalized lease obligations. The term loan consisted of a $232.7 million Term B Loan (the “Term Loan B”) currently at a three (3) month LIBOR rate plus margin of 8.375%. The capitalized lease obligations were at various interest rates.
As of June 30, 2007, the Company had $35.1 million available under its $40.0 million revolving credit facility. Availability under the revolving credit facility was reduced by outstanding letters of credit of $4.9 million.
As of June 30, 2007, the Company had no material purchase commitments for capital expenditures.
Interest on the Subordinated Debt Issuance of $47.5 million which matures September 30, 2011 was at a fixed rate of 13.5% per annum, with cash interest payments being required on a quarterly basis at a fixed rate of 11.25% commencing April 15, 2004. Effective July 21, 2006, the Subordinated Debt Agreement was amended to reduce the interest rate to a fixed rate of 10.0% payable quarterly. At June 30, 2007, the outstanding Subordinated Debt Issuance balance was $49.8 million.
The Senior Credit and Subordinated Debt Agreements, among other provisions, contain financial covenants requiring the maintenance of specific leverage and interest coverage ratios and levels of financial position, restrict the incurrence of additional debt and the sale of assets, and permit acquisitions with the consent of the lenders. The Company was in compliance with all provisions of the Senior Credit and Subordinated Debt Agreements as of June 30, 2007.
Critical Accounting Policies and Estimates
Significant accounting policies and estimates are summarized in the footnotes to the condensed consolidated financial statements. Some accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate. Management believes these estimates and assumptions are reasonable based on the facts and circumstances as of June 30, 2007, however, actual results may differ from these estimates under different assumptions and circumstances.
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
Accounts Receivable and Allowance for Doubtful Accounts:
The Company establishes the allowance for doubtful accounts using the specific identification method and also provides a reserve in the aggregate. The estimates for calculating the aggregate reserve are based on historical information. The allowance for doubtful accounts was $380 as of June 30, 2007 and $369 as of December 31, 2006.
Inventory Realization:
Inventories consisting predominantly of finished goods are valued at the lower of cost or market, cost being determined principally on the weighted average cost method. Excess and obsolete inventories are carried at net realizable value. The historical usage rate is the primary factor used by the Company in assessing the net realizable value of excess and obsolete inventory. A reduction in the carrying value of an inventory item from cost to market is recorded for inventory with no usage in the preceding twenty-four month period or with on hand quantities in excess of twenty-four months average usage. The inventory reserve amounts were $5,086 as of June 30, 2007 and $4,642 as of December 31, 2006.
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

Inflation
The Company is sensitive to inflation present in the economies of the United States and foreign suppliers located primarily in Taiwan and China. Inflation in recent years has produced only a modest impact on the Company’s operations. However, the recent growth in China’s economic activity produced a spike in the cost of certain imported fastener products by as much as 45% in 2004. The cost of commodities such as copper, zinc, aluminum, nickel, and plastics used in the manufacture of Company products increased sharply in the latter part of 2005 and through most of 2006. The cost of nickel declined during the second quarter of 2007; however, the other commodities remain at the high levels achieved during the first quarter of 2007. Additionally, recent increases in the cost of diesel fuel have contributed to transportation rate increases. Continued inflation and resulting cost increases over a period of years would result in significant increases in inventory costs and operating expenses. Such higher cost of sales and operating expenses can generally be offset by increases in selling prices, although the ability of the Company’s operating divisions to raise prices is dependent on competitive market conditions. The Company was able to recover most of its purchased product cost increases of the past several years by raising prices to its customers.
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
Based on Hillman’s exposure to variable rate borrowings at June 30, 2007, a one percent (1%) change in the weighted average interest rate for a period of one year would change the annual interest expense by approximately $1.8 million.
The Company is exposed to foreign exchange rate changes of the Canadian and Mexican currencies as it impacts the $3.5 million net asset value of its Canadian and Mexican subsidiaries as of June 30, 2007. Management considers the Company’s exposure to foreign currency translation gains or losses to be minimal.

Item 4.
Controls and Procedures
Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, which included the matters discussed below, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period ended June 30, 2007, in ensuring that material information relating to The Hillman Companies, Inc. required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Not Applicable
Item 3. – Defaults Upon Senior Securities.
Not Applicable
Item 4. – Submission of Matters to a Vote of Security Holders.
Not Applicable
Item 5. – Other Information.
Not Applicable
Item 6. – Exhibits.
a)	Exhibits, including those incorporated by reference.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
THE HILLMAN COMPANIES, INC.

/s/ James P. Waters	/s/ Harold J. Wilder

James P. Waters	Harold J. Wilder
Vice President — Finance	Controller
(Chief Financial Officer)	(Chief Accounting Officer)
DATE: August 10, 2007