Form 10-Q
period 2007-09-30
HILLMAN COMPANIES INC
filed 2007-11-13
CIK 1029831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
On November 13, 2007, there were 6,217.3 Class A Common Shares issued and outstanding, 1,000.0 Class B Common Shares issued and outstanding, 2,787.1 Class C Common Shares issued and outstanding, 82,192.8 Class A Preferred Shares issued and outstanding by the Registrant, 57,344.4 Class A Preferred Shares issued and outstanding by the Hillman Investment Company and 4,217,724 Trust Preferred Securities issued and outstanding by the Hillman Group Capital Trust. The Trust Preferred Securities trade on the American Stock Exchange under the symbol HLM.Pr.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
INDEX

PAGE(S)
PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets	3-4

Condensed Consolidated Statements of Operations	5-6

Condensed Consolidated Statements of Cash Flows	7

Condensed Consolidated Statements of Changes in Stockholders’ Equity	8

Notes to Condensed Consolidated Financial Statements	9-17

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-30

Item 3. Quantitative and Qualitative Disclosures about Market Risk	30

Item 4. Controls and Procedures	31

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	32

Item 1A. Risk Factors	32

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3. Defaults upon Senior Securities	32

Item 4. Submission of Matters to a Vote of Security Holders	32

Item 5. Other Information	32

Item 6. Exhibits	32

SIGNATURES	33

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(dollars in thousands)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$16,003	$2,551
Restricted investments	375	500
Accounts receivable, net	59,683	48,331
Inventories, net	93,103	92,381
Deferred income taxes, net	6,275	6,575
Other current assets	2,071	2,637

Total current assets	177,510	152,975
Property and equipment, net	57,089	59,061
Goodwill	259,773	260,575
Other intangibles, net	161,730	167,244
Restricted investments	5,202	4,867
Deferred financing fees, net	4,033	5,000
Investment in trust common securities	3,261	3,261
Other assets	784	601

Total assets	$669,382	$653,584

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,582	$22,338
Current portion of senior term loans	2,350	2,350
Current portion of capitalized lease obligations	273	255
Junior subordinated interest payable	1,019	—
Accrued expenses:
Salaries and wages	5,200	3,494
Pricing allowances	7,675	5,201
Income and other taxes	2,229	1,933
Interest	2,768	2,919
Deferred compensation	375	500
Other accrued expenses	5,478	8,102

Total current liabilities	52,949	47,092
Long term senior term loans	229,713	231,475
Bank revolving credit	—	—
Long term capitalized lease obligations	301	506
Long term unsecured subordinated notes	49,820	49,820
Junior subordinated debentures	116,604	116,900
Mandatorily redeemable preferred stock	84,924	78,079
Management purchased preferred options	5,130	4,659
Deferred compensation	5,202	4,867
Deferred income taxes, net	43,489	36,653
Accrued dividends on preferred stock	40,018	30,082
Other non-current liabilities	8,842	5,713

Total liabilities	636,992	605,846

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Item 1.                                                                  THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(dollars in thousands)

	September 30,	December 31,
	2007	2006
LIABILITIES AND STOCKHOLDERS’ EQUITY (CONTINUED)
Common and preferred stock with put options:
Class A Preferred stock, $.01 par, 238,889 shares authorized, 88.0 issued and outstanding	88	88

Class A Common stock, $.01 par, 23,141 shares authorized, 412.0 issued and outstanding	417	417

Class B Common stock, $.01 par, 2,500 shares authorized, 1,000.0 issued and outstanding	1,691	—

Commitments and contingencies

Stockholders’ equity:
Preferred Stock:
Class A Preferred stock, $.01 par, 238,889 shares authorized, 82,104.8 issued and outstanding	1	1

Common Stock:
Class A Common stock, $.01 par, 23,141 shares authorized, 5,805.3 issued and outstanding	—	—
Class C Common stock, $.01 par, 30,109 shares authorized, 2,787.1 issued and outstanding	—	—
Additional paid-in capital	47,698	57,599
Accumulated deficit	(17,104)	(10,090)
Accumulated other comprehensive loss	(401)	(277)

Total stockholders’ equity	30,194	47,233

Total liabilities and stockholders’ equity	$669,382	$653,584

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
FOR THE THREE MONTHS ENDED
(dollars in thousands)

	September 30,	September 30,
	2007	2006
Net sales	$118,715	$111,828
Cost of sales (exclusive of depreciation and amortization shown separately below)	56,824	52,257

Gross profit	61,891	59,571

Operating expenses:
Selling, general and administrative expenses	42,457	39,070
Depreciation	4,248	4,249
Amortization	1,759	1,937
Extinguishment of debt	—	725
Management and transaction fees to related party	260	256

Total operating expenses	48,724	46,237

Other income, net	387	332

Income from operations	13,554	13,666

Interest expense, net	6,428	6,540
Interest expense on mandatorily redeemable preferred stock and management purchased options	2,532	2,271
Interest expense on junior subordinated debentures	3,152	3,154
Investment income on trust common securities	(95)	(95)

Income before income taxes	1,537	1,796

Income tax provision	2,908	1,730

Net (loss) income	$(1,371)	$66

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
FOR THE NINE MONTHS ENDED
(dollars in thousands)

	September 30,	September 30,
	2007	2006
Net sales	$340,944	$326,711
Cost of sales (exclusive of depreciation and amortization shown separately below)	163,993	157,190

Gross profit	176,951	169,521

Operating expenses:
Selling, general and administrative expenses	123,187	115,596
Depreciation	13,444	12,438
Amortization	5,514	5,810
Extinguishment of debt	—	725
Management and transaction fees to related party	769	764

Total operating expenses	142,914	135,333

Other income, net	771	651

Income from operations	34,808	34,839

Interest expense, net	19,326	19,198
Interest expense on mandatorily redeemable preferred stock and management purchased options	7,316	6,559
Interest expense on junior subordinated debentures	9,457	9,458
Investment income on trust common securities	(284)	(284)

Loss before income taxes	(1,007)	(92)

Income tax provision	4,569	3,158

Net loss	$(5,576)	$(3,250)

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE NINE MONTHS ENDED
(dollars in thousands)

	September 30,	September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(5,576)	$(3,250)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,958	18,248
Dispositions of property and equipment	—	28
Deferred income tax provision	6,505	2,526
PIK interest on unsecured subordinated notes	—	648
Interest on mandatorily redeemable preferred stock and management purchased options	7,316	6,559
Changes in operating items:
Increase in accounts receivable, net	(11,352)	(16,202)
Increase in inventories, net	(722)	(9,525)
Decrease in other assets	383	421
Increase in accounts payable	3,244	5,648
Increase in junior subordinated interest payable	1,019	1,019
Increase (decrease) in other accrued liabilities	1,700	(4,659)
Other items, net	5,363	329

Net cash provided by operating activities	26,838	1,790

Cash flows from investing activities:
SteelWorks acquisition	—	(34,364)
Capital expenditures	(11,395)	(11,042)
Other, net	(27)	425

Net cash used for investing activities	(11,422)	(44,981)

Cash flows from financing activities:
Borrowings of senior term loans	—	22,394
Repayments of senior term loans	(1,762)	(2,218)
Borrowings of revolving credit loans	9,500	31,091
Repayments of revolving credit loans	(9,500)	(31,091)
Principal payments under capitalized lease obligations	(202)	(91)

Net cash (used for) provided by financing activities	(1,964)	20,085

Net increase (decrease) in cash and cash equivalents	13,452	(23,106)

Cash and cash equivalents at beginning of period	2,551	26,491

Cash and cash equivalents at end of period	$16,003	$3,385

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

						Accumulated
			Additional	Class A		Other	Total
	Common Stock		Paid-in	Preferred	Accumulated	Comprehensive	Stockholders’
	Class A	Class C	Capital	Stock	Deficit	Loss	Equity
Balance at December 31, 2006	—	—	$57,599	$1	$(10,090)	$(277)	$47,233

Net loss	—	—	—	—	(5,576)	—	(5,576)
Adoption of FIN No. 48	—	—	—	—	(1,438)	—	(1,438)
Dividends to shareholders	—	—	(9,935)	—	—	—	(9,935)
Stock-based compensation	—	—	34	—	—	—	34
Change in cumulative foreign translation adjustment (1)	—	—	—	—	—	(94)	(94)
Change in derivative security value (1)	—	—	—	—	—	(30)	(30)

Balance at September 30, 2007	—	—	$47,698	$1	$(17,104)	$(401)	$30,194

(1)	The cumulative foreign translation adjustment and change in derivative security value, net of taxes, represent the only items of other comprehensive loss.
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
The accompanying unaudited condensed consolidated financial statements present information in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. Management believes the financial statements include all normal recurring accrual adjustments necessary for a fair presentation. Operating results for the three and nine month periods ended September 30, 2007 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report filed on Form 10-K for the year ended December 31, 2006.
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
2. Summary of Significant Accounting Policies:
Accounts Receivable and Allowance for Doubtful Accounts:
The Company establishes the allowance for doubtful accounts using the specific identification method and also provides a reserve in the aggregate. The estimates for calculating the aggregate reserve are based on historical information. The allowance for doubtful accounts was $417 as of September 30, 2007 and $369 as of December 31, 2006.
Shipping and Handling:
The costs incurred to ship products to customers, including freight and handling expenses, are included in selling, general and administrative (“SG&A”) expenses on the Company’s statements of operations. For the nine and three months ended September 30, 2007 and 2006 shipping and handling costs included in SG&A were $14,576, $16,639, $4,798, and $5,663, respectively.

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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
4. Acquisition:
On January 5, 2006, The Hillman Group, Inc. purchased certain assets of The SteelWorks Corporation (“SteelWorks”), a Denver, Colorado based manufacturer and distributor of metal shapes, threaded rod and metal sheet to the retail hardware and home improvement industry. The aggregate purchase price, including transaction costs of $123, was $34,364 paid in cash at closing. The accompanying condensed consolidated balance sheets at September 30, 2007 and December 31, 2006 reflect the allocation of the aggregate purchase price in accordance with SFAS No. 141, “Business Combinations.” The following table reconciles the fair value of the acquired assets and assumed liabilities to the total purchase price:

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
5. Other Intangible Assets, net:
Other intangible assets are amortized over their useful lives and are subject to the lower of cost or market impairment testing.
Other intangible assets, net as of September 30, 2007 and December 31, 2006 consist of the following:

	Estimated
	Useful Life	September 30,	December 31,
	(Years)	2007	2006
Customer relationships	23	$126,651	$126,651
Trademarks	Indefinite	47,294	47,294
Patents	9	7,960	7,960
Non-compete agreements	4	5,742	5,742

Intangible assets, gross		187,647	187,647
Less: Accumulated amortization		25,917	20,403

Other intangibles, net		$161,730	$167,244

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
5. Other Intangible Assets, net (continued):
The Company’s amortization expense for amortizable assets for the three months ended September 30, 2007 and 2006 was $1,759 and $1,937, respectively. For the nine months ended September 30, 2007 and 2006, amortization expense was $5,514 and $5,810, respectively. The Company’s amortization expense for amortizable assets for the year ended December 31, 2007 is estimated to be $7,273 and for the years ending December 31, 2008, 2009, 2010, 2011, and 2012 are estimated to be $7,037, $6,875, $6,391, $6,391, and $6,391, respectively.
6. Contingencies:
The Company self insures its product liability, worker’s compensation and general liability losses up to $250 per occurrence. Catastrophic coverage is maintained for occurrences in excess of $250 up to $35,000. As of September 30, 2007, the Company has provided certain vendors and insurers letters of credit aggregating $4,892 related to its product purchases and insurance coverage of product liability, workers compensation and general liability.
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
7. Related Party Transactions:
The Company is obligated to pay management fees to a subsidiary of CHS in the amount of $58 per month and to pay transaction fees to a subsidiary of OTPP in the amount of $26 per month, plus out of pocket expenses. The Company has recorded management and transaction fee charges and expenses from CHS and OTPP for the nine and three month periods ended September 30, 2007 and 2006 of $768, $764, $259, and $256, respectively.
8. Income Taxes:
The Company’s policy is to estimate income taxes for interim periods based on estimated annual effective tax rates which are derived, in part, from expected pre-tax income. However, the income tax provision for the nine and three months ended September 30, 2007 has been computed on a discrete period basis as a result of the Company’s inability to reliably estimate pre-tax income for the remainder of the year. The Company’s estimated annual effective tax rate for the year ended December 31, 2007 is -208%, which could result in significant variations in the reported tax provision in the interim periods. Accordingly, the interim tax provision for the nine and three month periods ended September 30, 2007 was calculated on a discrete period basis by multiplying the statutory income tax rate by pretax earnings adjusted for permanent book tax basis differences.
The effective income tax rate was -453.7% and -3432.6% for the nine months ended September 30, 2007 and 2006, respectively. In addition to the effect of state taxes, the effective income tax rate differed from the federal statutory rate primarily due to the effect of nondeductible interest on mandatorily redeemable preferred stock and stock compensation expense.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
8. Income Taxes (continued):
The Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” as of January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $2.9 million decrease in the deferred tax asset related to the future tax benefit of the Company’s net operating loss carryforward during the nine month period ended September 30, 2007. There was a corresponding adjustment of a $1.5 million decrease in the January 1, 2007 balance of accumulated deficit and a $1.4 million reduction in the Company’s uncertain tax position reserve. Also, as a result of the adoption of FIN 48, the Company’s uncertain tax position reserve was reduced an additional $0.6 million, all of which was recorded as a reduction of goodwill. At the adoption date, $1.5 million of the gross unrecognized tax benefit would impact the effective tax rate if recognized. There was no adjustment of the Company’s FIN 48 reserves during the three month period ended September 30, 2007.
The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. In conjunction with the adoption of FIN 48, the Company has not recognized any adjustment for interest or penalties in its financial statements due to its net operating loss position. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to September 30, 2008.
The Company files a consolidated income tax return in the United States and numerous consolidated and separate income tax returns in various states and foreign jurisdictions. As of September 30, 2007, with few exceptions, the Company is no longer subject to U.S. federal, state and foreign tax examinations by tax authorities for tax years prior to 2004.
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
There are 2,500 authorized shares of Class B Common Stock, 1,000 of which are issued and outstanding. Holders of Class B Common Stock have no voting rights. The Class B Common Stock was purchased by and issued to certain members of the Company’s management and is subject to vesting over five years with 20% vesting on each anniversary of the March 31, 2004 acquisition of the Company by an affiliate of CHS (“Merger Transaction”).
In connection with the Merger Transaction, certain members of management entered into an Executive Securities Agreement (“ESA”). The ESA provides for the method and terms under which management proceeds were invested in the Company. Under the terms of the ESA, management shareholders have the right to put their Class A Common Stock and Class B Common Stock back to the Company at fair market value if employment is terminated for reasons other than cause. If terminated for cause, the management shareholders can generally put the Class A Common Stock and Class B Common Stock back to the Company for the lower of the fair market value or cost. The SEC’s Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stock,” requires certain securities whose redemption is not in the control of the issuer to be classified outside of permanent equity. The put feature embedded in management’s Class A Common Stock and Class B Common Stock allows redemption at the holder’s option under certain circumstances. Accordingly, management’s 412.0 Class A Common Stock shares and 1,000 Class B Common Stock shares have been classified between liabilities and stockholder’s equity in the accompanying condensed consolidated balance sheet. See Note 10, Stock-Based Compensation, for additional information.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
9. Common and Preferred Stock (continued):
The repurchase feature of the Class B Common Stock triggers liability accounting treatment under FASB 123(R). See Note 10, Stock-Based Compensation, for additional information.
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
The Hillman Investment Company Class A Preferred Stock is mandatorily redeemable on March 31, 2028 and in accordance with Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (“SFAS 150”) has been classified as debt in the accompanying condensed consolidated balance sheets. Dividends on the mandatorily redeemable Class A Preferred Stock were $6,845, $6,137, $2,369 and $2,124 for the nine and three months ended September 30, 2007 and 2006, respectively. The dividends on the mandatorily redeemable Class A Preferred Stock are recorded as interest expense in the accompanying condensed consolidated statement of operations.
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
SFAS 150 requires the initial and subsequent valuations of the Purchased Options to be measured at fair value with the change in fair value recognized as interest expense. For the nine and three months ended September 30, 2007 and 2006, interest expense of $471, $422, $163, and $147, respectively, was recorded in the accompanying condensed consolidated statement of operations to recognize the increase in fair market value of the Purchased Options.
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
A summary of stock option activity for the nine months ended September 30, 2007 is presented below:

		Exercise	Remaining	Aggregate
		Price Per	Contractual	Intrinsic
	Shares	Share *	Term *	Value
Outstanding at December 31, 2006	112.6	$1,866
Granted	96.3	2,500
Exercised	—	—
Forfeited or expired	—	—

Outstanding at September 30, 2007	208.9	$2,158	8.75 years	$71

Exercisable at September 30, 2007	61.3	$1,523	7.58	$60

*	weighted average
For the nine and three months ended September 30, 2007 and 2006, compensation expense recognized in the accompanying condensed consolidated statements of operations was $34, $21, $13 and $9, respectively. As of September 30, 2007, there was $112 of unrecognized compensation expense for unvested Common Options. The expense will be recognized as a charge to earnings over a weighted average period of 1.4 years.
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
Upon resignation from the Company after the third anniversary of grant, termination by the Company without cause, death or disability, or retirement at age 61, the holder of the Preferred Options has a put right on the vested securities at a price equal to fair market value less any option exercise price payable. SFAS 123(R) requires the classification of stock-based compensation awards as liabilities if the underlying security is classified as a liability. Therefore, the Preferred Options are treated as liability classified awards, and compensation expense is recognized based on the fair value of the Preferred Options at the grant date re-measured at fair value in each subsequent reporting period. The Company uses the intrinsic value method to estimate fair value of the Preferred Options at the end of each reporting period pro-rated for the portion of the service period rendered. For the nine and three months ended September 30, 2007 and 2006, compensation expense of $2,821, $1,760, $1,042, and $672, respectively, was recognized in the accompanying condensed consolidated statements of operations.
At September 30, 2007, the aggregate intrinsic value of the outstanding Preferred Options was $7,738, and the intrinsic value of the exercisable Preferred Options was $4,643.

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
There have been no grants or forfeitures of Class B Common Stock shares since the Merger Transaction. At September 30, 2007, there were 600 Class B Common shares vested with a fair value of $1.8 per share. For the nine and three month periods ended September 30, 2007 and 2006, compensation expense (income) of $1,691, ($1,311), $1,691, and ($735), respectively, was recorded in the accompanying condensed consolidated statements of operations.
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
The New Swap was designated as a cash flow hedge, and the fair value at September 30, 2007 was $(159), net of $100 in taxes. The New Swap was reported on the condensed consolidated balance sheet in other non-current liabilities with a related deferred charge recorded as a component of other comprehensive income in shareholders’ equity.

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

Results of Operations
Sales and Profitability for each of the Three Month Periods Ended September 30,

	(dollars in thousands)
	2007		2006
		% of		% of
	Amount	Total	Amount	Total
Net sales	$118,715	100.0%	$111,828	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	56,824	47.9%	52,257	46.7%

Gross profit	61,891	52.1%	59,571	53.3%

Operating expenses:
Selling	20,244	17.1%	19,144	17.1%
Warehouse & delivery	14,084	11.9%	14,804	13.2%
General & administrative	5,383	4.5%	5,175	4.6%
Stock compensation expense	2,746	2.3%	(53)	0.0%

Total SG&A	42,457	35.8%	39,070	34.9%
Depreciation	4,248	3.6%	4,249	3.8%
Amortization	1,759	1.5%	1,937	1.7%
Extinguishment of debt	—	0.0%	725	0.6%
Management and transaction fees to related party	260	0.2%	256	0.2%

Total operating expenses	48,724	41.0%	46,237	41.3%

Other income, net	387	0.3%	332	0.3%

Income from operations	13,554	11.4%	13,666	12.2%

Interest expense, net	6,428	5.4%	6,540	5.8%
Interest expense on mandatorily redeemable preferred stock & management purchased options	2,532	2.1%	2,271	2.0%
Interest expense on junior subordinated debentures	3,152	2.7%	3,154	2.8%
Investment income on trust common securities	(95)	-0.1%	(95)	-0.1%

Income before income taxes	1,537	1.3%	1,796	1.6%

Three Months Ended September 30, 2007 and 2006
Net sales increased $6.9 million, or 6.2%, in the third quarter of 2007, to $118.7 million from $111.8 million in the third quarter of 2006. Sales to national accounts increased $3.4 million in the third quarter primarily as a result of increased threaded rod sales to Lowe’s and increased key sales to Wal-mart, Lowe’s and Home Depot. Sales to Canadian accounts increased by $2.7 million in the third quarter of 2007 as the Company shipped its new builder’s hardware product line to Canadian Tire. The builder’s hardware products, which consist of gate and hinge hardware and other residential hardware, accounted for $2.4 million of the $2.7 million increase in sales to Canadian accounts in the third quarter of 2007. Sales of engraving products increased $0.5 million in the third quarter of 2007 compared to the third quarter of 2006. Sales to franchise and independent (“F&I”) accounts decreased by $0.4 million to $35.7 million in the third quarter of 2007 compared to $36.1 in the third quarter of 2006. The decrease in F&I account sales was due primarily to a decrease in sales of fastener and threaded rod products. Other sales, including warehouse, regional, commercial industrial, Latin American, and Mexican accounts, were up $0.7 million to $18.1 million in the third quarter of 2007 from $17.4 million in the third quarter of 2006.
The Company’s gross margin was 52.1% in the third quarter of 2007 compared to 53.3% in the third quarter of 2006. The Company implemented price increases across all product lines in the last three quarters of 2006 and in the first nine months of 2007 to offset higher product costs passed on from our vendors as a result of increased prices for commodities such as plastics, aluminum, copper, and zinc used in the manufacture of our products. In addition, product costs increased during the third quarter of 2007 as a result of significant price increases on steel-based fasteners imported from China. The rapid rise in product costs in excess of price increases resulted in a decrease in gross margin in the third quarter of 2007 compared to the third quarter of 2006. At the beginning of the fourth quarter of 2007, the Company raised prices on steel-based fastener items imported from China to offset the majority of the cost increases.
The Company’s condensed consolidated selling, general and administrative expenses (“S,G&A”) increased $3.4 million or 8.7% from $39.1 million in the third quarter of 2006 to $42.5 million in the third quarter of 2007. Selling expenses increased $1.1 million or 5.8% primarily as a result of an increase in store service wages used to serve the increasing number of new national accounts stores and an increase in marketing costs for new product development of the builder’s hardware product line and enhancement of existing product programs. Warehouse and delivery expenses decreased $0.7 million or 4.7% primarily as a result of freight cost savings generated from operational efficiencies achieved through customer order consolidation. General and administrative expenses increased by $0.2 million in the third quarter of 2007 compared to the third quarter of 2006. This increase was primarily the result of higher salaries and wages in the 2007 period compared to the 2006 period. The Company recorded a stock compensation charge of $2.7 million in the third quarter of 2007 compared to a gain of $0.1 in the same prior year period. The stock compensation costs include a fair market value adjustment of the Common B shares which was a charge of $1.7 million in the third quarter of 2007 and a gain of $0.7 million in the same period of 2006.
Depreciation expense of $4.2 million in the third quarter of 2007 was unchanged from the depreciation expense in the third quarter of 2006.
Amortization expense of $1.8 million in the third quarter of 2007 was $0.1 million less than the amortization in the same quarter of 2006.
The Company has recorded management and transaction fees of $0.3 million for the third quarter of 2007 and for the third quarter of 2006. The Company is obligated to pay management fees to a subsidiary of CHS for management services rendered in the amount of fifty-eight thousand dollars per month, plus out-of-pocket expenses, and to pay transaction fees to a subsidiary of Ontario Teacher’s Pension Plan for transaction services rendered in the amount of twenty-six thousand dollars per month, plus out of pocket expenses, for each month commencing after March 31, 2004.
Income from operations for the three months ended September 30, 2007 was $13.6 million, a decrease of $0.1 million from the same period of the prior year.

The Company’s condensed consolidated operating profit margin from operations (income from operations as a percentage of net sales) decreased from 12.2% in the third quarter of 2006 to 11.4% in the same period of 2007. The operating profit margin decrease in the 2007 period was primarily the result of the decrease in gross profit together with an increase in stock compensation expense which was partially offset by a decrease in warehouse and delivery costs and in debt extinguishment costs expressed as a percentage of sales.
Interest expense, net, decreased $0.1 million to $6.4 million in the third quarter of 2007 from $6.5 million in the same period of 2006. The decrease in interest expense was the result of the decreased level of borrowings in the third quarter of 2007 compared to the third quarter of 2006.
Interest expense on the mandatorily redeemable preferred stock and management purchased options was $2.5 million in the third quarter of 2007, an increase of $0.2 million from $2.3 million in the third quarter of 2006.
The Company pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.2 million per annum in the aggregate. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. For the quarters ended September 30, 2007 and 2006, the Company paid $3.1 million in interest on the Junior Subordinated Debentures, which is equivalent to the amounts distributed by the Trust on the Trust Preferred Securities.
The Company also pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Common Securities at the rate of 11.6% per annum on their face amount of $3.3 million, or $0.4 million per annum in the aggregate. The Trust distributes an equivalent amount to the Company as a distribution on the underlying Trust Common Securities. For the quarters ended September 30, 2007 and 2006, the Company paid $0.1 million interest on the Junior Subordinated Debentures, which is equivalent to the amounts received by the Company as investment income.
The Company recorded an income tax provision of $2.9 million on pre-tax income of $1.5 million in the third quarter of 2007 compared to an income tax provision of $1.7 million on pre-tax income of $1.8 million in the third quarter of 2006.

Results of Operations
Sales and Profitability for each of the Nine Month Periods Ended September 30,

	(dollars in thousands)
	2007		2006
		% of		% of
	Amount	Total	Amount	Total
Net sales	$340,944	100.0%	$326,711	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	163,993	48.1%	157,190	48.1%

Gross profit	176,951	51.9%	169,521	51.9%

Operating expenses:
Selling	60,095	17.6%	57,340	17.6%
Warehouse & delivery	42,177	12.4%	41,838	12.8%
General & administrative	16,369	4.8%	15,947	4.9%
Stock compensation expense	4,546	1.3%	471	0.1%

Total SG&A	123,187	36.1%	115,596	35.4%
Depreciation	13,444	3.9%	12,438	3.8%
Amortization	5,514	1.6%	5,810	1.8%
Extinguishment of debt	—	0.0%	725	0.2%
Management and transaction fees to related party	769	0.2%	764	0.2%

Total operating expenses	142,914	41.9%	135,333	41.4%

Other income, net	771	0.2%	651	0.2%

Income from operations	34,808	10.2%	34,839	10.7%

Interest expense, net	19,326	5.7%	19,198	5.9%
Interest expense on mandatorily redeemable preferred stock & management purchased options	7,316	2.1%	6,559	2.0%
Interest expense on junior subordinated debentures	9,457	2.8%	9,458	2.9%
Investment income on trust common securities	(284)	-0.1%	(284)	-0.1%

Loss before income taxes	(1,007)	-0.3%	(92)	0.0%

Nine Months Ended September 30, 2007 and 2006
Net sales increased $14.2 million, or 4.3%, in the first nine months of 2007 to $340.9 million from $326.7 million in the first nine months of 2006. Sales to national accounts increased $8.0 million in the first nine months primarily as a result of increased LNS sales to Menards and increased key sales to Lowe’s, Home Depot, and Wal-mart. Sales to Canadian accounts increased by $3.0 million in the first nine months of 2007 as the Company shipped its new builder’s hardware product line to Canadian Tire. The builder’s hardware products, which consist of gate and hinge hardware and other residential hardware, accounted for $2.4 million of the $3.0 million increase in sales to Canadian accounts in the first nine months of 2007. Sales of engraving products increased $2.3 million and warehouse accounts increased $0.9 million in the first nine months of 2007. Sales to F&I accounts increased by $0.8 million in the first nine months of 2007 primarily as a result of higher sales of keys. Sales to commercial industrial accounts decreased by $1.1 million to $1.7 million in the first nine months of 2007 due to the placement of large opening orders for a significant new customer in the first nine months of 2006. Other sales, including regional and Mexican accounts, were up $0.3 million to $31.8 million in the first nine months of 2007 from $31.5 million in the same period of 2006.
The Company’s gross margin was 51.9% in the first nine months of 2007 and 51.9% in the first nine months of 2006. The Company implemented price increases across all product lines in the last three quarters of 2006 and in the first nine months of 2007. The price increases were used to offset higher product costs passed on from our vendors as a result of increased prices for commodities such as plastics, aluminum, nickel, copper, and zinc used in the manufacture of our products. The negative impact of higher product costs on gross margin were offset by the price increases implemented since the first quarter of 2006 and the favorable mix of lower sales generated from the new commercial industrial accounts at less than average margins.
The Company’s condensed consolidated selling, general and administrative expenses (“S,G&A”) increased $7.6 million or 6.6% from $115.6 million in the first nine months of 2006 to $123.2 million in the first nine months of 2007. Selling expenses increased $2.8 million or 4.9% primarily as a result of an increase in store service wages used to serve the increasing number of new national accounts stores and an increase in marketing costs for new product development of the builder’s hardware product line and enhancement of existing product programs. Warehouse and delivery expenses increased $0.4 million or 1.0% primarily as a result of increased cost of labor and shipping supplies which were partially offset by freight cost savings generated from operational efficiencies achieved through customer order consolidation. General and administrative expenses increased by $0.4 million in the first nine months of 2007 compared to the first nine months of 2006. This increase was primarily the result of higher salaries and wages, corporate, and legal fees in the 2007 period compared to the 2006 period. The Company recorded a stock compensation charge of $4.5 million in the first nine months of 2007 compared to $0.5 in the same prior year period.
Depreciation expense of $13.4 million in the first nine months of 2007 was $1.0 million more than depreciation of $12.4 million in the first nine months of 2006 as a result of an increase in placements of key duplicating machines, purchases of computer equipment, and the purchase of equipment for the new distribution center in Jacksonville, Florida.
Amortization expense of $5.5 million in the first nine months of 2007 was $0.3 million less than the amortization in the same period of 2006.
The Company has recorded management and transaction fees of $0.8 million for the first nine months of 2007 and for the first nine months of 2006. The Company is obligated to pay management fees to a subsidiary of CHS for management services rendered in the amount of fifty-eight thousand dollars per month, plus out-of-pocket expenses, and to pay transaction fees to a subsidiary of Ontario Teacher’s Pension Plan for transaction services rendered in the amount of twenty-six thousand dollars per month, plus out of pocket expenses, for each month commencing after March 31, 2004.
Income from operations was $34.8 million for the nine months ended September 30, 2007 and was $34.8 million for the nine months ended September 30, 2006.

The Company’s condensed consolidated operating profit margin from operations (income from operations as a percentage of net sales) decreased from 10.7% in the first nine months of 2006 to 10.2% in the same period of 2007. The operating profit margin decreased in the 2007 period as a result of an increase in stock compensation expense which was partially offset by a decrease in warehouse and delivery costs and in debt extinguishment costs.
Interest expense, net, increased $0.1 million to $19.3 million in the first nine months of 2007 from $19.2 million in the same period of 2006. The increase in interest expense was the result of an increased LIBOR borrowing rate on the Term B Loan.
Interest expense on the mandatorily redeemable preferred stock and management purchased options was $7.3 million in the first nine months of 2007, an increase of $0.7 million from $6.6 million in the first nine months of 2006.
The Company pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.2 million per annum in the aggregate. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. For the nine months ended September 30, 2007 and 2006, the Company paid $9.5 million in interest on the Junior Subordinated Debentures, which is equivalent to the amounts distributed by the Trust on the Trust Preferred Securities.
The Company also pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Common Securities at the rate of 11.6% per annum on their face amount of $3.3 million, or $0.4 million per annum in the aggregate. The Trust distributes an equivalent amount to the Company as a distribution on the underlying Trust Common Securities. For the nine months ended September 30, 2007 and 2006, the Company paid $0.3 million interest on the Junior Subordinated Debentures, which is equivalent to the amounts received by the Company as investment income.
The Company recorded an income tax provision of $4.6 million on a pre-tax loss of $1.0 million in the first nine months of 2007 compared to an income tax provision of $3.2 million on a pre-tax loss of $0.1 million in the first nine months of 2006.
Cash Flows
The statements of cash flows reflect the changes in cash and cash equivalents for the nine months ended September 30, 2007 and 2006 by classifying transactions into three major categories: operating, investing and financing activities.
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
Cash provided by operating activities was $26.8 million in the first nine months of 2007 compared to cash provided of $1.8 million for the same period of 2006. Historically, the Company has high operating cash outflows in the first two fiscal quarters when selling volume, accounts receivable and inventory levels increase as the Company approaches the stronger spring and summer selling seasons. The cash collections have historically improved in the third quarter following the spring and summer selling seasons. The seasonal increase of accounts receivable and inventory levels in the first nine months of 2007 was only $12.1 million compared to $25.7 million in the prior year period. In addition, $6.4 million more cash was provided in the 2007 period by an increase in other accrued liabilities and $4.0 million more cash was provided by the change in the deferred tax provision. This resulted in an increase in cash provided of $25.0 million in the first nine months of 2007 compared to the same period of 2006.
Investing Activities
Net cash used for investing activities was $11.4 million for the first nine months of 2007 compared to $45.0 million for the same prior year period. The primary reason for the decrease in cash used for investing activities from the prior year was the SteelWorks acquisition for $34.3 million in January 2006.

The principal recurring investing activities are property additions primarily for key duplicating machines. Net property additions for the first nine months of 2007 were $11.4 million compared to $11.0 million in the comparable prior year period. The $0.4 million increase in capital expenditures in the first nine months of 2007 compared to the prior year period was primarily due to an increase of $1.9 million in expenditures for key machines which was partially offset by a reduction in expenditures for computer equipment of $0.4 million and construction in progress of $1.1 million.
Financing Activities
Net cash used for financing activities for the nine months ended September 30, 2007 was $2.0 million compared to cash provided of $20.1 million for the comparable period in 2006. The prior year period includes $20.2 million in cash provided by additional borrowings, net of repayments, on the senior term loans compared to repayments of $1.8 million in the current year period. The Company’s cash balances, rather than the revolving credit facility or senior term loan borrowings, were used to fund the seasonal increase in working capital requirements for the first nine months of 2007. In the prior year period, the revolving credit facility was used to fund approximately $7.2 million of the $34.3 million acquisition of SteelWorks before being completely repaid from cash provided by additional borrowings on the senior term loans.
Liquidity and Capital Resources
The Company’s working capital position (defined as current assets less current liabilities) of $124.6 million at September 30, 2007 represents an increase of $18.7 million from the December 31, 2006 level of $105.9 million. The primary factor for this increase in working capital was the seasonal increase of cash and accounts receivable of $24.8 million which was partially offset by an increase in accounts payable of $3.2 million. The Company’s current ratio (defined as current assets divided by current liabilities) increased to 3.35x at September 30, 2007 from 3.25x at December 31, 2006.
The Company’s contractual obligations in thousands of dollars as of September 30, 2007 are summarized below:

		Payments Due
		Less Than 1	1 to 3	3 to 5	More Than 5
Contractual Obligations	Total	Year	Years	Years	Years
Junior Subordinated Debentures (1)	$116,604	$—	$—	$—	$116,604
Long Term Senior Term Loans	232,063	2,350	116,619	113,094	—
Long Term Unsecured Subordinated Notes	49,820	—	—	49,820	—
Interest Payments (2)	81,142	24,777	47,752	8,613	—
Operating Leases	44,514	8,133	10,822	8,410	17,149
Mandatorily Redeemable Preferred Stock	84,924	—	—	—	84,924
Management Purchased Options	5,130	—	—	—	5,130
Accrued Stock Based Compensation on Preferred Options	6,903	—	—	—	6,903
Deferred Compensation Obligations	5,577	375	750	750	3,702
Capital Lease Obligations	659	317	259	74	9
Other Obligations	2,874	1,192	1,044	261	377

Total Contractual Cash Obligations	$630,210	$37,144	$177,246	$181,022	$234,798

(1)	The junior subordinated debentures liquidation value is approximately $108,707.

(2)	Interest payments for Long Term Senior Term Loans and Long Term Unsecured Subordinated Notes. Interest payments on the variable rate Long Term Senior Term Loans were calculated using actual interest rates through September 30, 2007 and a LIBOR rate of 5.5625% plus applicable margin of 3.0% thereafter.
All of the obligations noted above are reflected on the Company’s condensed consolidated balance sheet as of September 30, 2007 except for the interest payments and operating leases. See Notes to condensed consolidated financial statements for additional information.

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
The Company had approximately $232.7 million of outstanding debt under its collateralized credit facilities at September 30, 2007, consisting of $232.1 million in a term loan and $0.6 million in capitalized lease obligations. The term loan (the “Term Loan B”) consisted of a $227.1 million Term B Loan currently at a three (3) month LIBOR rate plus margin of 8.5625% and a $5.0 million Term B Loan currently at a one (1) month LIBOR rate plus margin of 8.1875%. The capitalized lease obligations were at various interest rates.
As of September 30, 2007, the Company had $35.1 million available under its $40.0 million revolving credit facility. Availability under the revolving credit facility was reduced by outstanding letters of credit of $4.9 million.
As of September 30, 2007, the Company had no material purchase commitments for capital expenditures.
Interest on the Subordinated Debt Issuance of $47.5 million which matures September 30, 2011 was at a fixed rate of 13.5% per annum, with cash interest payments being required on a quarterly basis at a fixed rate of 11.25% commencing April 15, 2004. Effective July 21, 2006, the Subordinated Debt Agreement was amended to reduce the interest rate to a fixed rate of 10.0% payable quarterly. At September 30, 2007, the outstanding Subordinated Debt Issuance balance was $49.8 million.
The Senior Credit and Subordinated Debt Agreements, among other provisions, contain financial covenants requiring the maintenance of specific leverage and interest coverage ratios and levels of financial position, restrict the incurrence of additional debt and the sale of assets, and permit acquisitions with the consent of the lenders. The Company was in compliance with all provisions of the Senior Credit and Subordinated Debt Agreements as of September 30, 2007.
Critical Accounting Policies and Estimates
Significant accounting policies and estimates are summarized in the footnotes to the condensed consolidated financial statements. Some accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate. Management believes these estimates and assumptions are reasonable based on the facts and circumstances as of September 30, 2007, however, actual results may differ from these estimates under different assumptions and circumstances.
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
Accounts Receivable and Allowance for Doubtful Accounts:
The Company establishes the allowance for doubtful accounts using the specific identification method and also provides a reserve in the aggregate. The estimates for calculating the aggregate reserve are based on historical information. The allowance for doubtful accounts was $417 as of September 30, 2007 and $369 as of December 31, 2006.
Inventory Realization:
Inventories consisting predominantly of finished goods are valued at the lower of cost or market, cost being determined principally on the weighted average cost method. Excess and obsolete inventories are carried at net realizable value. The historical usage rate is the primary factor used by the Company in assessing the net realizable value of excess and obsolete inventory. A reduction in the carrying value of an inventory item from cost to market is recorded for inventory with no usage in the preceding twenty-four month period or with on hand quantities in excess of twenty-four months average usage. The inventory reserve amounts were $5,189 as of September 30, 2007 and $4,642 as of December 31, 2006.
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

Inflation
The Company is sensitive to inflation present in the economies of the United States and foreign suppliers located primarily in Taiwan and China. Inflation in recent years has produced only a modest impact on the Company’s operations. However, the recent growth in China’s economic activity produced a spike in the cost of certain imported fastener products by as much as 45% in 2004. The cost of commodities such as copper, zinc, aluminum, nickel, and plastics used in the manufacture of Company products increased sharply in the latter part of 2005 and through most of 2006. The cost of nickel and zinc declined during the third quarter of 2007; however, other commodities such as copper have continued to increase during the third quarter of 2007. Additionally, recent increases in the cost of diesel fuel have contributed to transportation rate increases. Continued inflation and resulting cost increases over a period of years would result in significant increases in inventory costs and operating expenses. Such higher cost of sales and operating expenses can generally be offset by increases in selling prices, although the ability of the Company’s operating divisions to raise prices is dependent on competitive market conditions. The Company was able to recover most of its purchased product cost increases of the past several years by raising prices to its customers.
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
Based on Hillman’s exposure to variable rate borrowings at September 30, 2007, a one percent (1%) change in the weighted average interest rate for a period of one year would change the annual interest expense by approximately $1.8 million.
The Company is exposed to foreign exchange rate changes of the Canadian and Mexican currencies as it impacts the $4.1 million net asset value of its Canadian and Mexican subsidiaries as of September 30, 2007. Management considers the Company’s exposure to foreign currency translation gains or losses to be minimal.

Item 4.
Controls and Procedures
Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, which included the matters discussed below, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period ended September 30, 2007, in ensuring that material information relating to The Hillman Companies, Inc. required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

DATE: November 13, 2007