Form 10-K
period 2007-12-31
HILLMAN COMPANIES INC
filed 2008-03-28
CIK 1029831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act of 1934. YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
On March 28, 2008, there were 6,217.3 Class A Common Shares issued and outstanding, 1,000.0 Class B Common Shares issued and outstanding, 2,787.1 Class C Common Shares issued and outstanding, 82,192.8 Class A Preferred Shares issued and outstanding by the Registrant, 57,344.4 Class A Preferred Shares issued and outstanding by the Hillman Investment Company and 4,217,724 Trust Preferred Securities issued and outstanding by the Hillman Group Capital Trust. The Trust Preferred Securities trade on the American Stock Exchange under the symbol HLM.Pr. The aggregate market value of the Trust Preferred Securities held by non-affiliates at June 29, 2007 was $125,899,061.

PART I
Item 1 — Business.
General
The Hillman Companies, Inc. (“Hillman” or the “Company”) is one of the largest providers of hardware-related products and related merchandising services to retail markets in North America. The Company’s principal business is operated through its wholly-owned subsidiary, The Hillman Group, Inc. (the “Hillman Group”) which had net sales of approximately $445.6 million in 2007. The Hillman Group sells its products to hardware stores, home centers, mass merchants, pet supply stores, and other retail outlets principally in the United States, Canada, Mexico, Latin America and the Caribbean. Product lines include thousands of small parts such as fasteners and related hardware items; threaded rod and metal shapes; keys, key duplication systems and accessories; and identification items, such as, tags and letters, numbers, and signs. The Company supports its product sales with value added services including design and installation of merchandising systems and maintenance of appropriate in-store inventory levels.
The Company headquarters is located at 10590 Hamilton Avenue, Cincinnati, Ohio. The Company maintains a website at http://www.hillmangroup.com. Information contained or linked on our website is not incorporated by reference into this annual report and should not be considered a part of this annual report.
Background
On March 31, 2004, Hillman was acquired by affiliates of Code Hennessy & Simmons LLC (“CHS”). Pursuant to the terms and conditions of the related Agreement and Plan of Merger (“Merger Agreement”), dated as of February 14, 2004, the Company was merged with an affiliate of CHS, with the Company surviving the merger (“Merger Transaction”).
As a result of the Merger Transaction, affiliates of CHS own 49.1% of the Company’s common stock and 54.5% of the Company’s voting common stock, Ontario Teacher’s Pension Plan (“OTPP”) owns 27.9% of the Company’s common stock and 31.0% of the Company’s voting common stock and HarbourVest Partners VI owns 8.7% of the Company’s common stock and 9.7% of the Company’s voting common stock. OTPP’s voting rights with respect to the election of directors to the Board of Directors is limited to the lesser of 30.0% or the actual percentage of voting common stock held. Certain members of management own 14.1% of the Company’s common stock and 4.5% of the Company’s voting common stock. For a discussion of the Company’s capital stock, see Note 13, Common and Preferred Stock, of Notes to Consolidated Financial Statements.
On January 5, 2006, the Hillman Group purchased certain assets of The SteelWorks Corporation (“Steelworks”), a Denver, Colorado, based manufacturer and distributor of metal shapes, threaded rod and metal sheet to the retail hardware and home improvement industry. Revenues of the SteelWorks customer base acquired were approximately $30.7 million and $28.2 million for the years ended December 31, 2007 and 2006. The aggregate purchase price was $34.4 million paid in cash at closing.
On December 28, 2007, the Hillman Group entered into a Stock Purchase Agreement (the “Agreement”) by and among All Points Industries, Inc. (“All Points”), Gabrielle Mann, Gregory Mann and the Hillman Group, whereby the Hillman Group acquired all of the equity interest of All Points. All Points, a Pompano Beach, Florida, based distributor of commercial and residential fasteners catering to the hurricane protection industry, has positioned itself as a major supplier to manufacturers of railings, screen enclosures, windows and hurricane shutters. All Points has also developed a retail division that supplies hardware for hurricane protection to the do-it-yourself consumer. The aggregate purchase price, including acquisition costs, was $10.2 million paid in cash at closing.
For additional information on certain details of the transactions, see “Item 7 — Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”

Industry Overview
Hillman operates in multiple channels of the retail marketplace such as hardware stores, regional and national home centers, and mass merchants. Hillman focuses on delivering merchandising systems, point-of-sale displays, product support and sales installation services through its nationwide field sales and service force to the retail sector.
These retail channels have experienced significant change as a result of the growth of the large national big box (“Big Box”) chains (defined as mass merchants, home centers, and large-format grocery/drug centers), which have taken market share from the regional home centers and independent hardware dealers and cooperatives. Hillman has developed sales, marketing, merchandising and service specifically to meet the needs of the Big Box chains which include Lowe’s, Home Depot and Wal-Mart. Hillman believes that its market knowledge, merchandising skills, breadth of inventory, and value-added services, including support and fulfillment capabilities, will enable the Company to maintain its relationships with the Big Box chains.
The Hillman Group
The Company is organized as a single business segment, The Hillman Group. A subsidiary of the Hillman Group operates in Canada under the name The Hillman Group Canada, Ltd. and another in Mexico under the name SunSource Integrated Services de Mexico SA de CV. With 2007 net sales of approximately $445.6 million, the Hillman Group believes it is a leading provider of fasteners and related small hardware items; threaded rod and metal shapes; keys, key duplication systems and related accessories; and identification items, such as tags and letters, numbers and signs to retail outlets in North America. Retail outlets served by Hillman include hardware stores, home centers, mass merchants, pet supply stores, grocery stores and drug stores. Through its field sales and service organization, Hillman complements its extensive product selection with value-added services for the retailer.
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
The Company ships its products from 12 strategically located distribution centers in the United States and Canada (See Item 2 — Properties). In recent years, the Company moved into new facilities in Mississauga, Ontario, and Lewisville, Texas, and implemented warehouse management technology in the Ontario, Texas and Shafter, California facilities. In June 2006, the Company consolidated the Charlotte, NC, and Riviera Beach, FL, distribution centers into a warehouse management software enabled facility in Jacksonville, FL. Hillman utilizes a third-party logistics provider to warehouse and ship customer orders in Mexico. Currently, orders are shipped within 48 hours with a 97% order fill rate. The average single sale in 2007 was approximately $390 as compared to $300 in 2006.
Hillman also manufactures and markets a value-added mix of high-tech and conventional products in two core product categories: key duplication systems and identification systems. The patent-protected Axxess Precision Key Duplication System™ has proven to be a profitable revenue source within Big Box retailers. The technology developed for this system revolutionized the key duplicating process utilizing computer aided alignment, indexing and duplication of keys. This system has been placed in over 15,200 retail locations to date and is supported by Hillman sales and service representatives.

In addition, Hillman offers Quick-Tag™, a commercialized, consumer-operated vending system which provides custom engraved specialty items, such as pet identification tags, luggage tags and other engraved identification tags. To date, more than 3,700 Quick-Tag™ machines have been placed in retail locations which are being supported by Hillman’s sales and service representatives.
          Products and Suppliers
Hillman currently purchases its products from approximately 600 vendors, the largest of which accounted for approximately 8.7% of the Company’s annual purchases and the top five of which accounted for approximately 24.9% of its purchases. About 40.9% of Hillman’s purchases are from overseas suppliers, with the balance from domestic manufacturers and master distributors. The Company’s vendor quality control procedures include on-site evaluations and frequent product testing. Vendors are also evaluated based on delivery performance and the accuracy of their shipments.
          Fasteners
Fasteners still remain the core of Hillman’s business and the product line encompasses more than 38,000 SKU’s, which management believes to be one of the largest selections among suppliers servicing the hardware retail segment. The fastener line includes standard and specialty nuts, bolts, washers, screws, anchors, and picture hanging items. Hillman offers brass, chrome, nylon, stainless steel and galvanized fasteners in this vast line of products. In addition, the Company carries a complete line of indoor and outdoor project fasteners for use with drywall and deck construction.
Some of the Company’s latest offerings include WallDog™, which is an innovative, all steel, one-piece screw anchor which features high profile threads for easy fastening into drywall and masonry base materials. Also, the chrome fastener line is offered primarily to franchise and independent hardware stores and automotive parts retailers. Management believes that this chrome product line is one of the most comprehensive in the retail market and is growing in popularity with both the automotive and motorcycle industries.
The acquisition of All Points, which was completed on December 28, 2007, is expected to expand our presence in this area to include the distribution of residential fasteners to the hurricane protection industry.
Fasteners generated approximately 51.9% of the revenue in 2007.
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
Hillman markets its key duplication system under two different brands. The Axxess Precision Key Duplication System© is marketed to national retailers requiring a key duplication program easily mastered by novice associates, while the Hillman Key Program targets the franchise hardware and independent retailers, with a machine that works well in businesses with lower turnover and highly skilled employees. There are over 15,200 Axxess Programs placed in North American retailers including Wal-Mart, Kmart, Sears, The Home Depot, Lowe’s, Menards and Long’s Drugs. Hillman key machines can be found in over 4,000 retail accounts.
In addition to key duplication, Hillman has an exclusive, strategic partnership with Barnes Distribution for the distribution of the proprietary PC+© Code Cutter which produces automobile keys based on a vehicle’s identification number. The Code Cutter machines are marketed to automotive dealerships, auto rental agencies and various companies with truck and vehicle fleets. Since its introduction, over 7,900 PC+© units and 6,500 of the new Flash Code Cutter units have been sold.

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
Keys, key accessories and Code Cutter represented approximately 23.4% of total revenues in 2007.
          Engraving
Quick-Tag™ is a patented, state-of-the-art consumer-operated vending system that custom engraves and dispenses specialty products such as pet identification tags, military-style I.D. tags, holiday ornaments and luggage tags. Quick-Tag™ is an easy, convenient means for the consumer to custom engrave tags while shopping at large format retail stores such as Wal-Mart and PetSmart. Hillman has placed over 3,700 Quick-Tag™ machines in retail outlets throughout the United States and Canada.
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
Hillman purchases a wide variety of materials and components to manufacture the Axxess Key Duplication and Quick-Tag™ engraving machines, many of which are manufactured to its specifications. Management does not believe that it is dependent on any one supplier. The machine components do not generally require proprietary technology and Hillman has identified or used alternate suppliers for its primary sourcing needs.
Engraving products represented approximately 8.8% of total revenue in 2007.
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
Hillman has expanded the LNS product offering to capitalize on the growing home improvement market by developing a new line of high-end house numbers and address plaques. This program has been successfully launched in The Home Depot under their private label brand of Perfect Home™ and is in the process of being marketed to several other major retail accounts under the Hillman Distinctions™ brand. This program provides Hillman with a unique, competitive position expected to yield new revenue growth in this otherwise mature product category.

The Hillman LNS program can be found in Big Box retailers, mass merchants, and pet supply accounts. In addition, Hillman has product placement in franchise and independent hardware retailers.
The LNS category represented approximately 8.4% of total revenue in 2007.
          Threaded Rod
With the Company’s January 5, 2006, acquisition of SteelWorks™, Hillman is now a leading supplier of metal shapes and threaded rod in the retail market. The line includes hot and cold rolled rod, both weld-able and plated, as well as a complete offering of All-Thread rod in galvanized, stainless steel, and brass.
The SteelWorks program is carried by many top retailers, including Lowe’s, Menards, and Sears, and through co-ops such as Ace, True Value and Do-It-Best. In addition, Hillman is the primary supplier of metal shapes to many wholesalers throughout the country.
Threaded rod generated approximately 6.9% of total revenue in 2007.
          Builders Hardware
In 2007, the Company entered the residential Builder’s Hardware market by selling its newly developed product line to Canadian Tire, a Canadian retailer with 460 stores. The Builder’s Hardware category includes a variety of common household items such as coat hooks, door stops, hinges, gate latches, hasps and decorative hardware.
Hillman markets the Builder’s Hardware products under the Hardware Essentials™ brand and provides the retailer with an innovative merchandising solution. The Hardware Essentials program utilizes modular packaging, color coding and integrated merchandising to simplify the shopping experience for consumers. Colorful signs, packaging and installation instructions guide the consumer quickly and easily to the correct product location. Hardware Essentials provides retailers and consumers decorative upgrade opportunities through the introduction of high-end finishes such as satin nickel, pewter and antique bronze.
The combination of merchandising, upgrade finishes and product breadth is designed to improve the retailer’s performance. The Company plans to aggressively expand the placement of the Hardware Essentials line in future periods.
The Builder’s Hardware category generated approximately 0.6% of total revenue in 2007.
          Markets and Customers
Hillman sells its products to national accounts such as Lowe’s, Home Depot, Wal-Mart, Tractor Supply, Sears, Menards, PetSmart, and Petco. Hillman’s status as a national supplier of proprietary products to Big Box retailers allows it to develop a strong market position and high barriers to entry within its product categories.
Hillman services approximately 14,800 franchise and independent (“F&I”) retail outlets. These individual dealers are typically members of the larger cooperatives, such as True Value, Ace, and Do-It-Best. The Company sells directly to the cooperative’s retail locations and also supplies many items to the cooperative’s central warehouses. These central warehouses distribute to their members that do not have a requirement for Hillman’s in-store service. These arrangements reduce credit risk and logistic expenses for Hillman while also reducing central warehouse inventory and delivery costs for the cooperatives.
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

Hillman sells its products to approximately 20,600 customers, the top five of which accounted for approximately 46.3% of its total revenue in 2007. Lowe’s is the single largest customer, representing approximately 21.0% of total revenue, Home Depot is the second largest at approximately 10.6% and Wal-Mart is the third largest at approximately 8.8% of total revenue. No other customer accounted for more than 5.0% of the Company’s total revenue in 2007.
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
As a company, service is the hallmark of Hillman. The national accounts field service organization consists of over 500 employees and 30 field managers focusing on Big Box retailers, pet super stores, large national discount chains and grocery stores. This organization reorders products, details store shelves, and sets up in-store promotions. Many of the Company’s largest customers use electronic data interchange (“EDI”) for handling of orders and invoices.
The Company employs the largest factory direct sales force in the industry, consisting of 241 people, managed by 20 field managers. The depth of the sales and service team enables Hillman to maintain consistent call cycles ensuring that all customers experience proper stock levels and inventory turns. This team also builds custom plan-o-grams of displays to fit the needs of any store, as well as establishing programs that meet customers’ requirements for pricing, invoicing, and other needs. This group also benefits from daily internal support from the inside sales and customer service teams. Each sales representative is responsible for approximately 50 full service accounts that they call on approximately every two weeks.
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

Insurance Arrangements
Under the Company’s current insurance programs, commercial umbrella coverage is obtained for catastrophic exposure and aggregate losses in excess of expected claims. Since October 1991, the Company has retained the exposure on certain expected losses related to worker’s compensation, general liability and automobile. The Company also retains the exposure on expected losses related to health benefits of certain employees. The Company believes that its present insurance is adequate for its businesses. See Note 16, Commitments and Contingencies, of Notes to Consolidated Financial Statements.
Employees
As of December 31, 2007, the Company had 2,055 full time and part time employees. In the opinion of management, employee relations are good.
Backlog
The Company’s sales backlog from ongoing operations was $6.3 million as of December 31, 2007, and $7.6 million as of December 31, 2006.
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
In general, the Company has experienced seasonal fluctuations in sales and operating results from quarter to quarter. Typically, the first calendar quarter is the weakest due to the effect of weather on home projects and the construction industry.
Certain economic factors may also affect consumer confidence and spending which in turn could impact Hillman’s operating results, including but not limited to:
•	General business conditions,

•	Interest rates,

•	Inflation,

•	The availability of consumer credit,

•	Taxation,

•	Fuel prices,

•	Unemployment trends,

•	Terrorist attacks and acts of war, and

•	Other matters that influence consumer confidence and spending.
A national or local economic downturn, including the above factors, could negatively impact the Company’s sales and operating results.
Large customer concentration and the inability to penetrate new channels of distribution could adversely affect the business.
The Company’s three largest customers constituted approximately 40.4% of net sales and 42.0% of the year-end accounts receivable balance for 2007. The loss of one of these customers or a material adverse change in the relationship with these customers could have a negative impact on business. The Company’s inability to penetrate new channels of distribution may also have a negative impact on its future sales and business.
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
The Company imports a significant portion of its products from the Far East, including China, Taiwan and India. As a result, the Company is exposed to movements in the currency exchange rates of these countries versus the United States dollar.
The Company’s results of operations could be negatively impacted by inflation in the cost of raw materials, freight and energy.
The Company’s products are manufactured of metals, including but not limited to steel, aluminum, zinc, and copper. Additionally, the Company uses other commodity based materials in the manufacture of LNS that are resin based and subject to fluctuations in the price of oil. As described in more detail in Item 7 hereto, the Company has been negatively impacted by commodity and freight inflation in recent years, and it expects energy and certain commodity prices, particularly non-ferrous metals, may increase. Further, recent increases in the cost of diesel fuel have contributed to transportation rate increases. Continued inflation over a period of years would result in significant increases in inventory costs and operating expenses. If the Company is unable to mitigate these inflation increases through various customer pricing actions and cost reduction initiatives, its financial condition may be adversely affected.

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
As a result of the Merger Transaction, the 2006 acquisition of SteelWorks, and the 2007 acquisition of All Points, the Company has $260.7 million of goodwill and $47.3 million of indefinite-lived tradenames recorded on its Consolidated Balance Sheet at December 31, 2007. The Company is required to periodically determine if its goodwill or indefinite-lived tradenames have become impaired, in which case it would write down the impaired portion of the intangible asset. If the Company were required to write down all or part of its goodwill or indefinite-lived tradenames, its net income could be materially adversely affected.
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
The process of integrating acquired businesses into the Company’s operations may result in unforeseen difficulties and may require a disproportionate amount of resources and management’s attention, and there can be no assurance that Hillman will be able to successfully integrate acquired businesses into its operations, including the Steelworks acquisition in 2006 and the All Points acquisition in 2007.

The Company is subject to fluctuations in interest rates.
A significant portion of the Company’s outstanding debt has variable rate interest. Increases in borrowing rates will increase the Company’s cost of borrowing, which may affect the Company’s results of operations and financial condition.
The Company has significant indebtedness that could affect operations and financial condition.
The Company had consolidated long term debt and capitalized lease obligations of $281.8 million at December 31, 2007. The level of indebtedness and the significant debt servicing costs associated with our indebtedness requires that a substantial portion of cash flows from operations be dedicated to make payments on debt, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions, and other general corporate purposes; limiting flexibility in planning for, or reacting to, changes in the industries in which we compete; placing the Company at a competitive disadvantage compared to competitors, some of whom have lower debt service obligations and greater financial resources; limiting the ability to borrow additional funds; and increasing the Company’s vulnerability to general adverse economic and industry conditions.
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
Item 1B — Unresolved Staff Comments.
None.

Item 2 — Properties.
The Company’s principal office, manufacturing and distribution properties are as follows:

	Approximate
Location	Square Footage	Description
Cincinnati, Ohio	248,200	Office, Distribution
Forest Park, Ohio	335,700	Distribution
Tempe, Arizona	184,100	Office, Mfg., Distribution
Jacksonville, Florida	96,500	Distribution
Shafter, California	84,000	Distribution
Lewisville, Texas	80,500	Distribution
Wilsonville, Oregon	29,400	Distribution
Green Island, New York	56,000	Distribution
LaCrosse, Wisconsin	48,000	Distribution
Goodlettsville, Tennessee	72,000	Mfg., Distribution
Pompano Beach, Florida	38,800	Office, Distribution
Mississauga, Ontario	34,700	Office, Distribution
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
Item 4 — Submission of Matters to a Vote of Security Holders.
The Company did not submit any matters to a vote of Trust Preferred holders during the quarter ended December 31, 2007.

Part II
Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Stock Exchange Listing
The Company’s common stock does not trade and is not listed on or quoted in an exchange or other market. The Trust Preferred Securities trade under the ticker symbol HLM.Pr on the American Stock Exchange. The following table sets forth the high and low closing sale prices on the American Stock Exchange composite tape for the Trust Preferred Securities.

2007	High	Low
First Quarter	$30.10	$28.85
Second Quarter	30.20	29.15
Third Quarter	29.75	28.25
Fourth Quarter	29.35	28.20

2006	High	Low
First Quarter	$29.40	$28.59
Second Quarter	28.70	25.50
Third Quarter	29.80	27.74
Fourth Quarter	29.55	27.30
The Trust Preferred Securities have a liquidation value of $25.00 per security. As of March 7, 2008, there were 637 holders of Trust Preferred Securities and sixteen (16) common stockholders. The total number of Trust Preferred Securities outstanding as of March 28, 2008, was 4,217,724. The total number of shares of Common Stock outstanding as of March 28, 2008, was 10,004.4.
Distributions
The Company pays interest to the Hillman Group Capital Trust (“the Trust”) on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.2 million per annum in the aggregate. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. For the years ended December 31, 2007 and 2006, the Company paid $12.2 million per year in interest on the Junior Subordinated Debentures, which was equivalent to the amounts distributed on the Trust for the same periods.
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
Issuer Purchases of Equity Securities
     The Company made no repurchases of its equity securities during 2007.

Item 6 — Selected Financial Data.
As a result of the Merger Transaction, the Company’s operations for the periods presented subsequent to the March 31, 2004 acquisition by affiliates of Code Hennessey & Simmons LLC are referenced herein as the successor operations (the “Successor” or “Successor Operations”) and include the effects of the Company’s debt refinancing. The Company’s operations for the periods presented prior to the Merger Transaction are referenced herein as the predecessor operations (the “Predecessor” or “Predecessor Operations”).
The following table sets forth selected consolidated financial data of the Predecessor as of and for the three months ended March 31, 2004 and the year ended December 31, 2003; and consolidated financial data of the Successor as of and for the nine months ended December 31, 2004 and the years ended December 31, 2007, 2006 and 2005. See the accompanying Notes to Consolidated Financial Statements and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information regarding the acquisition of the Company by CHS and the Company’s debt refinancing as well as other acquisitions that affect comparability.

	(dollars in thousands)
	Successor				Predecessor
				Nine	Three
				Months	Months
	Year Ended	Year Ended	Year Ended	Ended	Ended	Year Ended
	12/31/07	12/31/06	12/31/05	12/31/04	03/31/04	12/31/03
Income Statement Data:
Net sales	$445,628	$423,901	$382,512	$273,374	$78,190	$317,671
Gross profit	229,895	220,450	206,290	150,402	42,807	174,316
Non-recurring expense (2)	—	—	—	—	30,707	—
Extinguishment of debt	—	726	—	—	—	—
Net (loss) income	(9,759)	(7,648)	(2,442)	779	(20,366)	(5,709)

Balance Sheet Data at December 31:
Total assets	$660,060	$653,584	$631,288	$628,899	N/A	$354,253
Long-term debt and capitalized lease obligations (1)	281,800	284,406	263,508	264,101	N/A	150,338

(1)	Includes current portion of long-term debt and capitalized lease obligations.

(2)	Non-recurring expenses incurred in connection with CHS merger including $24,353 for stock options granted at an exercise price below fair market value, $4,035 in investment banking and legal fees, $1,922 in management bonuses and $397 in payroll taxes.

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation.
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
General
The Hillman Companies, Inc. (“Hillman” or the “Company”) is one of the largest providers of hardware-related products and related merchandising services to the retail markets in North America. The Company’s principal business is operated through its wholly-owned subsidiary, The Hillman Group, which had net sales of approximately $445.6 million in 2007. The Hillman Group sells its product lines and provides its services to hardware stores, home centers, mass merchants, pet supply stores, and other retail outlets principally in the United States, Canada, Mexico and South America. Product lines include thousands of small parts such as fasteners and related hardware items; threaded rod and metal shapes; keys, key duplication systems and accessories; and identification items, such as, tags and letters, numbers, and signs. Services offered include design and installation of merchandising systems and maintenance of appropriate in-store inventory levels.
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
Acquisitions
On January 5, 2006, the Hillman Group purchased certain assets of The SteelWorks Corporation (“SteelWorks”), a Denver, Colorado based manufacturer and distributor of metal shapes, threaded rod and metal sheet to the retail hardware and home improvement industries. Annual revenues of the SteelWorks customer base acquired were approximately $30.7 million and $28.2 million in the years ended December 31, 2007 and 2006. The aggregate purchase price was $34.4 million paid in cash at closing. In connection with the acquisition, The Hillman Group, Inc. entered into a supply agreement whereby SteelWorks will be the Company’s exclusive provider of metal shapes for a period of 10 years.
On December 28, 2007, the Hillman Group entered into a Stock Purchase Agreement (the “Agreement”) by and among All Points Industries, Inc. (“All Points”), Gabrielle Mann, Gregory Mann and the Hillman Group, whereby the Hillman Group acquired all of the equity interest of All Points. All Points, a Pompano Beach, Florida, based distributor of commercial and residential fasteners catering to the hurricane protection industry, has positioned itself as a major supplier to manufacturers of railings, screen enclosures, windows and hurricane shutters. All Points has also developed a retail division that supplies hardware for hurricane protection to the do-it-yourself consumer. The aggregate purchase price, including acquisition costs, was $10.2 million paid in cash at closing.

Results of Operations
Sales and Profitability for each of the Three Years Ended December 31

	(dollars in thousands)
	2007		2006		2005
		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total
Net sales	$445,628	100.0%	$423,901	100.0%	$382,512	100.0%
Cost of sales (exclusive of depreciation and amortization shown below)	215,733	48.4%	203,451	48.0%	176,222	46.1%

Gross profit	229,895	51.6%	220,450	52.0%	206,290	53.9%

Operating expenses:
Selling	80,174	18.0%	75,868	17.9%	72,282	18.9%
Warehouse & delivery	55,328	12.4%	55,183	13.0%	47,705	12.5%
General & Administrative	21,232	4.8%	21,257	5.0%	19,078	5.0%
Stock compensation expense	5,322	1.2%	1,239	0.3%	1,601	0.4%

Total SG&A	162,056	36.4%	153,547	36.2%	140,666	36.8%
Depreciation	18,224	4.1%	17,132	4.0%	15,605	4.1%
Amortization	7,274	1.6%	7,748	1.8%	7,228	1.9%
Extinguishment of debt	—	0.0%	726	0.2%	—	0.0%
Management fees	1,023	0.2%	1,019	0.2%	1,045	0.3%

Total operating expenses	188,577	42.3%	180,172	42.5%	164,544	43.0%

Other income (expense)	839	0.2%	1,042	0.2%	(87)	0.0%

Income from operations	42,157	9.5%	41,320	9.7%	41,659	10.9%

Interest expense	25,528	5.7%	25,799	6.1%	20,974	5.5%
Interest expense on mandatorily redeemable preferred stock & management purchased preferred options	9,919	2.2%	8,894	2.1%	7,972	2.1%
Interest expense on junior subordinated notes	12,609	2.8%	12,609	3.0%	12,609	3.3%
Investment income on trust common securities	(378)	-0.1%	(378)	-0.1%	(378)	-0.1%

Income (loss) before taxes	(5,521)	-1.2%	(5,604)	-1.3%	482	0.1%

Income tax provision	4,238	1.0%	2,044	0.5%	2,924	0.8%

Net loss	$(9,759)	-2.2%	$(7,648)	-1.8%	$(2,442)	-0.6%

Years Ended December 31, 2007 and 2006
Net sales of $445.6 million in 2007 increased $21.7 million or 5.1% from 2006. Most of the increase was due to sales to national accounts, including Lowe’s, Home Depot and Menards, which were up $13.1 million or 7.2% in 2007. Lowe’s, on the strength of new store openings and new product introductions, accounted for $6.3 million of the National Account sales increase. The Home Depot sales increase in 2007 of $4.0 million can also be attributed primarily to new store openings and new product introductions. Menards 2007 sales increased $2.6 million as a result of sales in the first year of a new LNS program. The sales of other national accounts were $0.2 million more than the prior year.
The Canadian account sales increased $3.6 million or 95.6% from 2006. This sales increase was the direct result of selling our newly developed Builders Hardware product line to Canadian Tire. Sales of engraving products increased $3.2 million in 2007 as a result of increased tag machine placements and a higher sales rate per existing machine. Warehouse sales increased $1.4 million from 2006 primarily as a result of increased sales of threaded rod product to Ace Hardware. Other accounts including Franchise and Independent (“F&I”) hardware stores, regional accounts, commercial industrial, Mexico and Latin America accounts increased $0.4 million to $179.6 million in 2007 from $179.2 million in 2006.
The Company’s sales backlog, based upon cancelable purchase orders, was $6.3 million as of December 31, 2007 compared to $7.6 million as of December 31, 2006.
The Company’s gross profit of 51.6% in 2007 decreased slightly compared to 52.0% in 2006. The Company implemented price increases across all product lines in both 2006 and 2007 which were used to offset higher product costs passed on from our vendors as a result of increased prices for commodities such as plastics, aluminum, nickel, copper, steel, and zinc used in the manufacture of sign materials, fasteners, threaded rod, and keys.
Selling, general and administrative (“S,G&A”) expense of $162.0 million in 2007 increased $8.5 million or 5.5% over 2006. The increase in selling expenses can be attributed primarily to the additional cost of providing service and merchandising to the expanded national account store base, an increase in marketing costs for new product development of the Builder’s Hardware product line and enhancement of existing product programs. Warehouse and delivery costs increased $0.1 million primarily as a result of increased cost of labor, payroll benefits, and shipping supplies which were offset by freight cost savings. The freight costs of $22.5 million decreased $2.3 million from the prior year as a result of savings generated from operational efficiencies achieved through customer order consolidation. Warehouse labor and payroll benefit costs were up $1.8 million and shipping supplies increased $0.5 million as a result of the increased sales volume. General and administrative expenses of $21.2 million in 2007 were equal to 2006 primarily as higher salaries and wages, corporate, and legal fees were offset by a reduction in employee benefit costs such as medical claims and professional fees for tax and accounting services. Stock compensation expenses from stock options primarily related to the Merger Transaction were $5.3 million in 2007 compared to $1.2 million in 2006. The changes in the fair value of the Class B Common Stock are included in stock compensation expense and this resulted in a charge of $1.6 million in 2007 and income of $1.3 million in 2006.
Depreciation expense increased $1.1 million from $17.1 million in 2006 to $18.2 million in 2007. The increased depreciation was a result of additional capital spending in 2007 for the expanded placement of Quick-Tag and key duplicating machines together with additional depreciation for the Canadian ERP software and advanced planning and scheduling software in the Company’s Cincinnati facility.
In 2007, amortization expense decreased $0.5 million as a result of the expiration of a non-compete agreement with R&B Corporation.
The Company has recorded a management and transaction fee charge of $1.0 million for 2007 and $1.0 million for 2006. As of the closing of the Merger Transaction in March 2004, the Company is obligated to pay management fees to a subsidiary of CHS for management services rendered in the amount of fifty-eight thousand dollars per month, plus out of pocket expenses, and to pay transaction fees to a subsidiary of OTPP in the amount of twenty-six thousand dollars per month, plus out of pocket expenses, for each month.

Interest expense, net, decreased $0.3 million to $25.5 million in 2007 from $25.8 million in 2006. The decrease in net interest expense was primarily the result of less Company debt and lower borrowing costs on the variable rate Term Loan.
Interest expense on the mandatorily redeemable preferred stock and management purchased preferred options related to the Merger Transaction increased from $8.9 million in 2006 to $9.9 million in 2007. The increase can be attributed to the cumulative nature of the interest earned on these securities and additional vesting of the management purchased preferred options.
The Company pays interest to the Trust on the junior subordinated debentures underlying the trust preferred securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.6 million per annum in the aggregate. The Company receives investment income on the trust common securities in the amount of $0.4 million per annum. The Trust distributes the equivalent net amount to the holders of the trust preferred securities. For the years ended December 31, 2007 and 2006, the Company paid interest, net of investment income, of $12.2 million on the junior subordinated debentures, which is equivalent to the amounts distributed by the Trust on the trust preferred securities.
The Company also pays interest to the Trust on the junior subordinated debentures underlying the trust common securities at the rate of 11.6% per annum on their face amount of $3.3 million, or $0.4 million per annum in the aggregate. The Trust distributes an equivalent amount to the Company as a distribution on the underlying trust common securities. For the years ended December 31, 2007 and 2006, the Company paid $0.4 million interest on the Junior Subordinated Debentures, which is equivalent to the amounts received by the Company as investment income.
The effective tax rates in 2007 and 2006 were -76.8% and -36.5%, respectively. The change in effective rate is primarily attributable to an increase in the permanent differences. See Note 6, Income Taxes, of Notes to Consolidated Financial Statements for income taxes and disclosures related to 2007 and 2006 income tax events.
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
Interest expense on the mandatorily redeemable preferred stock and management purchased preferred options related to the Merger Transaction increased from $8.0 million in 2005 to $8.9 million in 2006. The increase can be attributed to the cumulative nature of the interest earned on these securities and additional vesting on the management purchased preferred options.
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

The effective tax rates in 2006 and 2005 were -36.5% and 606.6%, respectively. The change in effective rate is attributable to lower levels of book income and the existence of large permanent differences. See Note 6, Income Taxes, of Notes to Consolidated Financial Statements for income taxes and disclosures related to 2006 and 2005 income tax events.
Liquidity and Capital Resources
Net cash provided by operating activities for the year ended December 31, 2007 of $36.5 million was generated by the net loss adjusted for non-cash charges of $31.7 million for depreciation, amortization, dispositions of equipment, deferred taxes, interest on mandatorily redeemable preferred stock, and preferred stock compensation in addition to cash related adjustments of $4.8 million for routine operating activities represented by changes in inventories, accounts receivable, accounts payable, accrued liabilities and other assets. In 2007, routine operating activities increased accounts payable by $0.1 million and decreased inventories by $1.8 million and accounts receivable by $0.4 million. Other items accounted for remaining $2.5 million increase of cash provided by operating activities.
Net cash used for investing activities was $24.5 million for the year ended December 31, 2007. Cash of $9.8 million was paid for the acquisition of All Points. Capital expenditures for the year totaled $14.8 million, consisting of $8.8 million for key duplicating machines, $2.2 million for engraving machines, $2.3 million for computer software and equipment and $1.5 million for plant equipment and other equipment purchases.
Net cash used for financing activities was $2.6 million for the year ended December 31, 2007. The net cash used was primarily related to the principal payments of $2.3 million on the senior term loan.
Management believes projected cash flows from operations and revolver availability will be sufficient to fund working capital and capital expenditure needs for the next 12 months.
The Company’s working capital (current assets minus current liabilities) position of $125.2 million as of December 31, 2007, represents an increase of $19.3 million from the December 31, 2006 level of $105.9 million as follows:
(dollars in thousands)

Amount
Increase in cash and cash equivalents	$9,368
Increase in accounts receivable, net	631
Increase in inventories, net	5,595
Increase in other current assets	718
Increase in deferred taxes	1,205
Increase in accounts payable	(895)
Increase in senior term loans & capital lease obligations	(11)
Increase in accrued salaries and wages	(1,134)
Increase in accrued pricing allowances	(283)
Increase in accrued income and other taxes	(233)
Decrease in accrued interest	1,678
Decrease in other accrued liabilities	2,626

Net increase in working capital for the year ended December 31, 2007	$19,265

The Company’s contractual obligations in thousands of dollars as of December 31, 2007 are summarized below:

		Payments Due
		Less Than	1 to 3	3 to 5	More Than
Contractual Obligations	Total	One Year	Years	Years	Five Years
Junior Subordinated Debentures (1)	$116,505	$—	$—	$—	$116,505
Long Term Senior Term Loans	231,475	2,350	172,578	56,547	—
Bank Revolving Credit Facility	—	—	—	—	—
Long Term Unsecured Subordinated Notes	49,820	—	—	49,820	—
Interest payments (2)	70,413	23,141	42,422	4,850	—
Operating Leases	44,313	8,288	11,209	8,445	16,371
Mandatorily Redeemable Preferred Stock	87,358	—	—	—	87,358
Management Purchased Preferred Options	5,298	—	—	—	5,298
Accrued Compensation Preferred Options	7,718	—	—	—	7,718
Deferred Compensation Obligations	5,641	325	650	650	4,016
Capital Lease Obligations	573	304	195	74	—
Purchase Obligations	350	350	—	—	—
Other Long Term Obligations	2,807	1,172	980	245	410
FIN 48 Liabilities	2,875	—	—	—	2,875

Total Contractual Cash Obligations	$625,146	$35,930	$228,034	$120,631	$240,551

(1)	The junior subordinated debentures liquidation value is approximately $108,707.

(2)	Interest payments for Long Term Senior Term Loans and the Long Term Unsecured Subordinated Notes. Interest payments on the variable rate Long Term Senior Term Loans were calculated at the LIBOR rate plus margin of 7.875% in effect as of December 31, 2007.
All of the obligations noted above are reflected on the Company’s Consolidated Balance Sheet as of December 31, 2007, except for the Interest Payments and Operating Leases. See Notes to Consolidated Financial Statements as of and for the three years ended December 31, 2007 for additional information.
The Company has a purchase agreement with its supplier of key blanks which requires minimum purchases of 100 million key blanks per year. To the extent minimum purchases of key blanks are below 100 million, the Company must pay the supplier $.0035 per key multiplied by the shortfall. Since the inception of the contract in 1998, the Company has purchased more than requisite 100 million key blanks per year from the supplier. The Company extended this contract in 2007 for an additional two years.
The Company does not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended.
As of December 31, 2007, the Company had $34.8 million available under its secured credit facilities. The Company had approximately $232.0 million of outstanding debt under its secured credit facilities at December 31, 2007, consisting of $231.5 million in a term loan and $0.5 million in capitalized lease obligations. The term loan consisted of a $231.5 million Term B Loan currently at a one (1) month LIBOR rate plus margin of 7.875%. The capitalized lease obligations were at various interest rates.
Interest on the Subordinated Debt Issuance of $47.5 million which matures September 30, 2011 was at a fixed rate of 13.5% per annum, with cash interest payments being required on a quarterly basis at a fixed rate of 11.25% commencing April 15, 2004. Effective July 21, 2006, the Subordinated Debt Agreement was amended to reduce the interest rate to a fixed rate of 10.0% payable quarterly. At December 31, 2007, the outstanding Subordinated Debt Issuance was $49.8 million.
In accordance with the Company’s Senior Credit Agreement, Hillman must maintain its fixed charge coverage at all times in excess of 1.05x from January 1, 2005 through December 31, 2005 and 1.15x thereafter to continue monthly distributions on its Trust Preferred Securities ($1.0 million per month). Hillman’s fixed charge coverage was 1.33x for the twelve-month period ended December 31, 2007 as calculated using earnings before interest, taxes, depreciation and amortization (“EBITDA”) in accordance with the Senior Credit Agreement.

The Company had deferred tax assets aggregating $35.4 million, net of valuation allowance of $2.1 million, and deferred tax liabilities of $71.3 million as of December 31, 2007, as determined in accordance with SFAS 109. Management believes that the Company’s net deferred tax assets will be realized through the reversal of existing temporary differences between the financial statement and tax basis, as well as through future taxable income.
Inflation
The Company is sensitive to inflation present in the economies of the United States and foreign suppliers located primarily in Taiwan and China. In the last several years, the rapid growth in China’s economic activity has produced significantly rising costs of certain imported fastener products. In addition, the cost of commodities such as copper, zinc, aluminum, nickel, and plastics used in the manufacture of Company products have increased sharply. Further, recent increases in the cost of diesel fuel have contributed to transportation rate increases. Continued inflation and resulting cost increases over a period of years would result in significant increases in inventory costs and operating expenses. Such higher cost of sales and operating expenses can generally be offset by increases in selling prices, although the ability of the Company’s operating divisions to raise prices is dependent on competitive market conditions. The Company was able to recover most of its purchased product cost increases of the past several years by raising prices to its customers.
Related Party Transactions
On March 31, 2004, the Company was acquired by affiliates of CHS. In connection with the CHS acquisition, the Company is obligated to pay management fees to a subsidiary of CHS in the amount of $58 thousand per month and to pay transaction fees to a subsidiary of OTPP in the amount of $26 thousand per month, plus out of pocket expenses, for each month commencing with the closing date of the Merger Transaction. The Company has recorded management and transaction charges and expenses from CHS and OTPP in the amount of $1.0 million for each of the years ended December 31, 2007, 2006, and 2005, respectively.
Critical Accounting Policies and Estimates
The Company’s accounting policies are more fully described in Note 2, Summary of Significant Accounting Policies, of Notes to Consolidated Financial Statements. As disclosed in that note, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Future events cannot be predicted with certainty and, therefore, actual results could differ from those estimates. The following section describes the Company’s critical accounting policies.
Revenue Recognition:
Revenue is recognized when products are shipped or delivered to customers depending upon when title and risks of ownership have passed.
The Company offers a variety of sales incentives to its customers primarily in the form of discounts, rebates and slotting fees. Discounts are recognized in the financial statements at the date of the related sale. Rebates are estimated based on the revenue to date and the contractual rebate percentage to be paid. A portion of the estimated cost of the rebate is allocated to each underlying sales transaction. Slotting fees are used on an infrequent basis and are not considered to be significant. Discounts, rebates and slotting fees are included in the determination of net sales.

The Company also establishes reserves for customer returns and allowances. The reserve is established based on historical rates of returns and allowances. The reserve is adjusted quarterly based on actual experience. Returns and allowances are included in the determination of net sales.
Accounts Receivable and Allowance for Doubtful Accounts:
The Company establishes the allowance for doubtful accounts using the specific identification method and also provides a reserve in the aggregate. The estimates for calculating the aggregate reserve are based on historical information. The allowance for doubtful accounts was $597 and $369 as of December 31, 2007 and 2006, respectively.
Inventory Realization:
Inventories consisting predominantly of finished goods are valued at the lower of cost or market, cost being determined principally on the weighted average cost method. Excess and obsolete inventories are carried at net realizable value. The historical usage rate is the primary factor used by the Company in assessing the net realizable value of excess and obsolete inventory. A reduction in the carrying value of an inventory item from cost to market is recorded for inventory with no usage in the preceding twenty-four month period or with on-hand quantities in excess of twenty-four months average usage. The inventory reserve amounts were $6,164 and $4,642 at December 31, 2007 and 2006, respectively.
Goodwill and Other Intangible Assets:
The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and intangibles with indefinite lives no longer be amortized, but instead be tested for impairment at least annually. If the carrying amount of goodwill is greater than the fair value, impairment may be present. The Company’s independent appraiser, John Cole, CPA, CVA, assesses the value of its goodwill based on a discounted cash flow model and multiple of earnings. Assumptions critical to the Company’s fair value estimates under the discounted cash flow model include the discount rate, projected average revenue growth and projected long-term growth rates in the determination of terminal values.
The Company also evaluates indefinite-lived intangible assets (primarily trademarks and trade names) for impairment annually. The Company also tests for impairment if events and circumstances indicate that it is more likely than not that the fair value of an indefinite-lived intangible asset is below its carrying amount. Assumptions critical to the Company’s evaluation of indefinite-lived intangible assets for impairment include: the discount rate, royalty rates used in its evaluation of trade names, projected average revenue growth, and projected long-term growth rates in the determination of terminal values. An impairment charge is recorded if the carrying amount of an indefinite-lived intangible asset exceeds the estimated fair value on the measurement date.
No impairment charges were recorded by the Company as a result of the annual impairment testing.
In 2007, the Company changed the timing of the annual impairment test from December 31 to October 1. The October 1 goodwill and intangible impairment test data better aligns the impairment test with the preparation of the Company’s annual strategic plan and allows additional time for a more thorough analysis by the Company’s independent appraiser.
Long-Lived Assets:
Under the provisions of Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has evaluated its long-lived assets for financial impairment and will continue to evaluate them based on the estimated undiscounted future cash flows as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.

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
The Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” as of January 1, 2007. For additional information, see Note 6, Income Taxes, of the Notes to the Consolidated Financial Statements.
Risk Insurance Reserves:
The Company self insures its product liability, automotive, worker’s compensation and general liability losses up to $250 thousand per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences in excess of $250 thousand up to $35 million. The two risk areas involving the most significant accounting estimates are workers’ compensation and automotive liability. Actuarial valuations performed by the Company’s outside risk insurance expert, Insurance Services Office, Inc., were used to form the basis for workers’ compensation and automotive liability loss reserves. The actuary contemplated the Company’s specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes the liability recorded for such risk insurance reserves is adequate as of December 31, 2007, but due to judgments inherent in the reserve estimation process it is possible the ultimate costs will differ from this estimate.
The Company self-insures its group health claims up to an annual stop loss limit of $175 thousand per participant. Aggregate coverage is maintained for annual group health insurance claims in excess of 125% of expected claims. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves.
Stock Based Compensation:
In the first quarter of fiscal 2006, the Company adopted the provisions of, and accounts for stock-based compensation in accordance with, the FASB’s Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding prior to the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures. See Note 14, Stock Based Compensation, of the Notes to the Consolidated Financial Statements for further information.
Fair Value of Financial Instruments:
Cash, accounts receivable, short-term borrowings, accounts payable, accrued liabilities and bank revolving credit are reflected in the consolidated financial statements at fair value due to short-term maturity or revolving nature of these instruments.

Recent Accounting Pronouncements:
Effective January 1, 2007, the Company adopted Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which is a change in accounting for income taxes. See Note 6, Income Taxes, for additional information regarding the adoption of FIN 48.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. The adoption of SFAS 157 is effective January 1, 2008 for financial assets and liabilities and is not expected to have a material effect on the Company’s results of operations and financial position. The adoption of SFAS 157 is effective January 1, 2009 for non-financial assets and liabilities and the Company is currently evaluating the impact these provisions will have on its consolidated financial statements.
In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Liabilities — Including an amendment of FASB Statement No. 115.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective as of the beginning of fiscal 2008 and is not expected to have a material effect on the Company’s results of operations and financial position.
In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160 (“SFAS 160”), “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”. SFAS 160 requires the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated balance sheet as a component of shareholders’ equity. It also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company has not yet assessed the effect, if any, that adoption of SFAS 160 will have on its results of operations and financial position.
In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations”. SFAS 141R requires that the acquisition method be applied to all business combinations and it establishes requirements for the recognition and measurement of the acquired assets and liabilities by the acquiring company. Further, it requires that costs incurred to complete any acquisition be recognized as expense in the consolidated statement of income. SFAS 141R also requires that contingent assets and liabilities be recorded at fair value and marked to market quarterly until they are settled, with any changes to the fair value to be recorded as income or expense in the consolidated statement of income. SFAS 141R is effective for any business combinations that are completed subsequent to January 1, 2009. The Company is currently evaluating the impact the provisions of SFAS 141R will have on its consolidated financial statements and its method of accounting for business combinations.

Item 7A — Quantitative and Qualitative Disclosures About Market Risk.
The Company is exposed to the impact of interest rate changes as borrowings under the Senior Credit Agreement bear interest at variable interest rates. It is the Company’s policy to enter into interest rate transactions only to the extent considered necessary to meet objectives.
On April 28, 2004, the Company entered into an Interest Rate Swap Agreement (“Swap”) with a two-year term for a notional amount of $50 million. The Swap fixed the interest rate on $50 million of the Senior Term Loan at a rate of 1.17% plus the applicable interest rate margin for the first three months of the Swap with incremental increases ranging from 28 to 47 basis points in each successive quarter. This Swap was in effect during the first and second quarters of 2006 until its expiration on April 28, 2006.
On August 28, 2006, the Company entered into a new Interest Rate Swap Agreement (“New Swap”) with a two-year term for a notional amount of $50 million. The New Swap fixes the interest rate at 5.375% plus applicable interest rate margin.
Based on Hillman’s exposure to variable rate borrowings at December 31, 2007, a one percent (1%) change in the weighted average interest rate for a period of one year would change the annual interest expense by approximately $1.8 million.
The Company is exposed to foreign exchange rate changes of the Canadian and Mexican currencies as it impacts the $3.7 million net asset value of its Canadian and Mexican subsidiaries as of December 31, 2007. Management considers the Company’s exposure to foreign currency translation gains or losses to be immaterial.

Item 8 – Financial Statements and Supplementary Data.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

Page(s)

Report of Management On Internal Controls Over Financial Reporting	30

Reports of Independent Registered Public Accounting Firms	31-32

Consolidated Financial Statements:

Consolidated Balance Sheets	33-34

Consolidated Statements of Operations	35

Consolidated Statements of Cash Flows	36

Consolidated Statements of Changes in Stockholders’ Equity	37

Notes to Consolidated Financial Statements	38-62

Financial Statement Schedule:

Valuation Accounts	63

Report of Management On Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of The Hillman Companies, Inc. and our consolidated subsidiaries; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of The Hillman Companies, Inc. and our consolidated subsidiaries are being made only in accordance with authorizations of management and directors of The Hillman Companies, Inc. and our consolidated subsidiaries, as appropriate; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the assets of The Hillman Companies, Inc. and our consolidated subsidiaries that could have a material effect on the consolidated financial statements.

Management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2007, the end of our fiscal year. Management based its assessment on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed under the direction of management.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Accordingly, even an effective system of internal control over financial reporting will provide only reasonable assurance with respect to financial statement preparation.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2007, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. We reviewed the results of management’s assessment with the Audit Committee of The Hillman Companies, Inc.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

/s/ Max W. Hillman	/s/ James P. Waters

Max W. Hillman	James P. Waters
Chief Executive Officer	Chief Financial Officer
Dated: March 28, 2008	Dated: March 28, 2008

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders of
The Hillman Companies, Inc.
We have audited the accompanying balance sheets of The Hillman Companies, Inc. (a Delaware corporation) and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related statements of operations, cash flows and stockholders’ equity for the years ended December 31, 2007 and 2006. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Valuation Accounts. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Hillman Companies, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 14 to the consolidated financial statements, the Company has adopted Financial Accounting Standards Board (the FASB) Statement No. 123(R), Share-Based Payments on January 1, 2006.
As discussed in Note 6 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 as of January 1, 2007.

/s/ GRANT THORNTON LLP

GRANT THORNTON LLP
Cincinnati, Ohio
March 28, 2008

Report of Independent Registered Public Accounting Firm
To The Board of Directors and Stockholders of
The Hillman Companies, Inc.
In our opinion, the accompanying consolidated statements of operations, cash flows and changes in stockholders’ equity present fairly, in all material respects, the results of operations and cash flows of The Hillman Companies, Inc. and subsidiaries for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the accompanying financial statement schedule for the year ended December 31, 2005 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
PricewaterhouseCoopers LLP
Indianapolis, Indiana
March 30, 2006, except for the restatement discussed in Note 2 (not presented herein) to the consolidated financial statements appearing under Item 8 of the Company’s 2006 annual report on Form 10-K, as to which the date is March 14, 2007.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,	December 31,
	2007	2006
ASSETS

Current assets:
Cash and cash equivalents	$11,919	$2,551
Restricted investments	325	500
Accounts receivable, net	48,962	48,331
Inventories, net	97,976	92,381
Deferred income taxes, net	7,780	6,575
Other current assets	3,355	2,637

Total current assets	170,317	152,975
Property and equipment, net	56,088	59,061
Goodwill	260,687	260,575
Other intangibles, net	159,971	167,244
Restricted investments	5,316	4,867
Deferred financing fees, net	3,711	5,000
Investment in trust common securities	3,261	3,261
Other assets	709	601

Total assets	$660,060	$653,584

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,233	$22,338
Current portion of senior term loans	2,350	2,350
Current portion of capitalized lease obligations	266	255
Accrued expenses:
Salaries and wages	4,628	3,494
Pricing allowances	5,484	5,201
Income and other taxes	2,166	1,933
Interest	1,241	2,919
Deferred compensation	325	500
Other accrued expenses	5,476	8,102

Total current liabilities	45,169	47,092
Long term senior term loans	229,125	231,475
Long term capitalized lease obligations	239	506
Long term unsecured subordinated notes	49,820	49,820
Junior subordinated debentures	116,505	116,900
Mandatorily redeemable preferred stock	87,358	78,079
Management purchased preferred options	5,298	4,659
Deferred compensation	5,316	4,867
Deferred income taxes, net	43,704	36,653
Accrued dividends on preferred stock	43,566	30,082
Other non-current liabilities	9,353	5,713

Total liabilities	635,453	605,846

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,	December 31,
	2007	2006
LIABILITIES AND STOCKHOLDERS’ EQUITY (CONTINUED)
Common and Preferred stock with put options:
Class A Preferred stock, $.01 par, 238,889 shares authorized, 88.0 issued and outstanding at December 31, 2007 and 2006	88	88

Class A Common stock, $.01 par, 23,141 shares authorized, 412.0 issued and outstanding at December 31, 2007 and 2006	417	417

Class B Common stock, $.01 par, 2,500 shares authorized, 1,000 issued and outstanding at December 31, 2007 and 2006	1,635	—

Commitments and contingencies (Note 16)

Stockholders’ equity:
Preferred Stock:
Class A Preferred stock, $.01 par, 238,889 shares authorized, 82,104.8 issued and outstanding at December 31, 2007 and 2006	1	1

Common Stock:
Class A Common stock, $.01 par, 23,141 shares authorized, 5,805.3 issued and outstanding at December 31, 2007 and 2006	—	—
Class C Common stock, $.01 par, 30,109 shares authorized, 2,787.1 issued and outstanding at December 31, 2007 and 2006	—	—
Additional paid-in capital	44,164	57,599
Accumulated deficit	(21,287)	(10,090)
Accumulated other comprehensive loss	(411)	(277)

Total stockholders’ equity	22,467	47,233

Total liabilities and stockholders’ equity	$660,060	$653,584

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2007, 2006, and 2005
(dollars in thousands)

	2007	2006	2005
Net sales	$445,628	$423,901	$382,512
Cost of sales (exclusive of depreciation and amortization shown separately below)	215,733	203,451	176,222

Gross profit	229,895	220,450	206,290

Operating expenses:
Selling, general and administrative expenses	162,056	153,547	140,666
Depreciation	18,224	17,132	15,605
Amortization	7,274	7,748	7,228
Extinguishment of debt	—	726	—
Management fee to related party	1,023	1,019	1,045

Total operating expenses	188,577	180,172	164,544

Other income (expense), net	839	1,042	(87)

Income from operations	42,157	41,320	41,659

Interest expense, net	25,528	25,799	20,974
Interest expense on mandatorily redeemable preferred stock and management purchased preferred options	9,919	8,894	7,972
Interest expense on junior subordinated notes	12,609	12,609	12,609
Investment income on trust common securities	(378)	(378)	(378)

Income (loss) before income taxes	(5,521)	(5,604)	482

Income tax provision	4,238	2,044	2,924

Net loss	$(9,759)	$(7,648)	$(2,442)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2007, 2006, and 2005
(dollars in thousands)

	2007	2006	2005
Cash flows from operating activities:
Net loss	$(9,759)	$(7,648)	$(2,442)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	25,498	24,880	22,833
Dispositions of property and equipment	4	28	151
Deferred income tax	6,028	1,692	2,964
PIK interest on unsecured subordinated notes	—	648	1,082
Interest on mandatorily redeemable preferred stock and management purchased options	9,919	8,893	7,972
Changes in operating items, net of effects of acquisitions:
Decrease (increase) in accounts receivable, net	386	(6,848)	(4,113)
Decrease (increase) in inventories, net	1,777	(15,203)	(11,343)
(Increase) decrease in other assets	(749)	324	(111)
Increase (decrease) in accounts payable	108	4,713	(3,547)
Decrease in other accrued liabilities	(2,739)	(5,218)	(1,253)
Other items, net	6,043	(712)	1,756

Net cash provided by operating activities	36,516	5,549	13,949

Cash flows from investing activities:
All Points acquisition	(9,762)	—	—
SteelWorks acquisition	—	(34,364)	—
Capital expenditures	(14,765)	(14,681)	(15,158)
Other, net	—	425	(238)

Net cash used for investing activities	(24,527)	(48,620)	(15,396)

Cash flows from financing activities:
Borrowings of senior term loans	—	22,394	—
Repayments of senior term loans	(2,350)	(2,806)	(1,632)
Borrowings of revolving credit loans	9,500	31,091	—
Repayments of revolving credit loans	(9,500)	(31,091)	—
Principal payments under capitalized lease obligations	(271)	(162)	(43)
Financing fees, net	—	(455)	—
Proceeds from sale of securities	—	160	—

Net cash (used for) provided by financing activities	(2,621)	19,131	(1,675)

Net increase (decrease) in cash and cash equivalents	9,368	(23,940)	(3,122)

Cash and cash equivalents at beginning of period	2,551	26,491	29,613

Cash and cash equivalents at end of period	$11,919	$2,551	$26,491

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands)

						Accumulated
			Additional	Class A		Other	Total
	Common Stock		Paid-in	Preferred	Accumulated	Comprehensive	Stockholders’
	Class A	Class C	Capital	Stock	Deficit	Income	Equity
Balance at December 31, 2004	$—	$—	$80,330	$1	$—	$(94)	$80,237
Net loss	—	—	—	—	(2,442)	—	(2,442)
Dividends to shareholders	—	—	(10,736)	—		—	(10,736)
Net unrealized gains on investments (1)	—	—	—	—	—	41	41
Change in cumulative foreign translation adjustment (1)	—	—	—	—	—	(24)	(24)
Change in derivative security value (1)	—	—	—	—	—	109	109

Balance at December 31, 2005	—	—	69,594	1	(2,442)	32	67,185

Net loss	—	—	—	—	(7,648)	—	(7,648)
Dividends to shareholders	—	—	(12,025)	—	—	—	(12,025)
Stock-based compensation	—	—	30	—	—	—	30
Net realized gains on investments (1)	—	—	—	—	—	(75)	(75)
Change in cumulative foreign translation adjustment (1)	—	—	—	—	—	(13)	(13)
Change in derivative security value (1)	—	—	—	—	—	(221)	(221)

Balance at December 31, 2006	—	—	57,599	1	(10,090)	(277)	47,233

Net loss	—	—	—	—	(9,759)	—	(9,759)
Adoption of FIN No. 48	—	—	—	—	(1,438)	—	(1,438)
Dividends to shareholders	—	—	(13,484)	—	—	—	(13,484)
Stock-based compensation	—	—	49	—	—	—	49
Change in cumulative foreign translation adjustment (1)	—	—	—	—	—	(54)	(54)
Change in derivative security value (1)	—	—	—	—	—	(80)	(80)

Balance at December 31, 2007	$—	$—	$44,164	$1	$(21,287)	$(411)	$22,467

(1)	The realized and unrealized gains on investments, cumulative foreign translation adjustment and change in derivative security value are net of taxes and represent the only items of other comprehensive income.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

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
As a result of the Merger Transaction, affiliates of CHS own 49.1% of the Company’s common stock and 54.5% of the Company’s voting common stock, Ontario Teacher’s Pension Plan (“OTPP”) owns 27.9% of the Company’s common stock and 31.0% of the Company’s voting common stock and HarbourVest Partners VI owns 8.7% of the Company’s common stock and 9.7% of the Company’s voting common stock. OTPP’s voting rights with respect to the election of directors to the Board of Directors is limited to the lesser of 30.0% or the actual percentage of voting common stock held. Certain members of management own 14.1% of the Company’s common stock and 4.5% of the Company’s voting common stock.
Nature of Operations:
The Company is one of the largest providers of value-added merchandising services and hardware-related products to retail markets in North America through its wholly-owned subsidiary, The Hillman Group, Inc. (the “Hillman Group”). A subsidiary of the Hillman Group operates in Canada under the name The Hillman Group Canada, Ltd. and another in Mexico under the name SunSource Integrated Services de Mexico SA de CV. The Hillman Group provides merchandising services and products such as fasteners and related hardware items; threaded rod and metal shapes; keys, key duplication systems and accessories; and identification items, such as, tags and letters, numbers and signs to retail outlets, primarily hardware stores, home centers and mass merchants. The Company has approximately 20,600 customers, the largest three of which accounted for 40.3% of net sales in 2007. The average single sale in 2007 was approximately three hundred ninety dollars.
2. Summary of Significant Accounting Policies:
Cash Equivalents:
Cash equivalents consist of commercial paper, U.S. Treasury obligations and other liquid securities purchased with initial maturities less than 90 days and are stated at cost which approximates market value. The Company has foreign bank balances of approximately $839 and $1,315 at December 31, 2007 and 2006, respectively.
Investments:
The Company’s investments are in marketable equity securities classified as available-for-sale securities which are carried at fair value with the unrealized gains and losses, net of tax, reported in other comprehensive income.
Restricted Investments:
The Company’s restricted investments are trading securities carried at market value which represent assets held in a Rabbi Trust to fund deferred compensation liabilities owed to the Company’s employees. See Note 11, Deferred Compensation Plans.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
2. Summary of Significant Accounting Policies: (continued)
Accounts Receivable and Allowance for Doubtful Accounts:
The Company establishes the allowance for doubtful accounts using the specific identification method and also provides a reserve in the aggregate. The estimates for calculating the aggregate reserve are based on historical collection experience. The allowance for doubtful accounts was $597 and $369 as of December 31, 2007 and 2006, respectively.
Inventories:
Inventories consisting predominantly of finished goods are valued at the lower of cost or market, cost being determined principally on the weighted average cost method. Excess and obsolete inventories are carried at net realizable value. The historical usage rate is the primary factor used by the Company in assessing the net realizable value of excess and obsolete inventory. A reduction in the carrying value of an inventory item from cost to market is recorded for inventory with no usage in the preceding twenty-four month period or with on hand quantities in excess of twenty-four months average usage. The inventory reserve amounts were $6,164 and $4,642 at December 31, 2007 and 2006, respectively.
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
Goodwill and Other Intangible Assets:
The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and intangibles with indefinite lives no longer be amortized, but instead be tested for impairment at least annually. If the carrying amount of goodwill is greater than the fair value impairment may be present. The Company’s independent appraiser, John Cole, CPA, CVA, assesses the value of its goodwill based on a discounted cash flow model and multiple of earnings. Assumptions critical to the Company’s fair value estimates under the discounted cash flow model include the discount rate, projected average revenue growth and projected long-term growth rates in the determination of terminal values.
The Company also evaluates indefinite-lived intangible assets (primarily trademarks and trade names) for impairment annually. The Company also tests for impairment if events and circumstances indicate that it is more likely than not that the fair value of an indefinite-lived intangible asset is below its carrying amount. Assumptions critical to the Company’s evaluation of indefinite-lived intangible assets for impairment include: the discount rate, royalty rates used in its evaluation of trade names, projected average revenue growth, and projected long-term growth rates in the determination of terminal values. An impairment charge is recorded if the carrying amount of an indefinite-lived intangible asset exceeds the estimated fair value on the measurement date.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
2. Summary of Significant Accounting Policies: (continued)
No impairment charges were recorded by the Company as a result of the annual impairment testing.
In 2007, the Company changed the timing of the annual impairment test from December 31 to October 1. The October 1 goodwill and intangible impairment test data better aligns the impairment test with the preparation of the Company’s annual strategic plan and allows additional time for a more thorough analysis by the Company’s independent appraiser.
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
The Company adopted Financial Accounting Standards Board’s (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” as of January 1, 2007. See Note 6, Income Taxes, for additional information.
Risk Insurance Reserves:
The Company self insures its product liability, automotive, worker’s compensation and general liability losses up to $250 per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences in excess of $250 up to $35,000. The two risk areas involving the most significant accounting estimates are workers’ compensation and automotive liability. Actuarial valuations performed by the Company’s outside risk insurance expert, Insurance Services Office, Inc., were used to form the basis for workers’ compensation and automotive liability loss reserves. The actuary contemplated the Company’s specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes the liability recorded for such risk insurance reserves is adequate as of December 31, 2007, but due to judgments inherent in the reserve estimation process it is possible the ultimate costs will differ from this estimate.
The Company self-insures its group health claims up to an annual stop loss limit of $175 per participant. Aggregate coverage is maintained for annual group health insurance claims in excess of 125% of expected claims. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
2. Summary of Significant Accounting Policies: (continued)
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
The Company’s defined contribution plan costs were $1,249, $968, and $795 for the years ended December 31, 2007, 2006 and 2005, respectively.
Revenue Recognition:
Revenue is recognized when products are shipped or delivered to customers depending upon when title and risks of ownership have passed.
The Company offers a variety of sales incentives to its customers primarily in the form of discounts and rebates. Discounts are recognized in the financial statements at the date of the related sale. Rebates are estimated based on the revenue to date and the contractual rebate percentage to be paid. A portion of the estimated cost of the rebate is allocated to each underlying sales transaction. Rebates and discounts are included in the determination of net sales.
The Company also establishes reserves for customer returns and allowances. The reserve is established based on historical rates of returns and allowances. The reserve is adjusted quarterly based on actual experience. Returns and allowances are included in the determination of net sales.
Shipping and Handling:
The costs incurred to ship product to customers, including freight and handling expenses, are included in selling, general and administrative expenses on the Company’s Statements of Operations. The Company’s shipping and handling costs were $19,117, $21,259, and $18,615 for the years ended December 31, 2007, 2006, and 2005, respectively.
Research and Development:
The Company expenses research and development costs consisting primarily of internal wages and benefits in connection with improvements to the key duplicating and engraving machines. The Company’s research and development costs were $856, $1,022 and $1,058 for the years ended December 31, 2007, 2006 and 2005, respectively.
Stock Based Compensation:
During the first quarter of 2006, the Company adopted the provisions of and accounts for stock-based compensation in accordance with, the FASB’s Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding prior to

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
2. Summary of Significant Accounting Policies: (continued)
the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures. See Note 14, Stock Based Compensation, for further information.
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
Comprehensive Income (Loss):
The components of comprehensive loss were as follows:

	Year	Year	Year
	ended	ended	ended
	December 31,	December 31,	December 31,
	2007	2006	2005
Net loss	$(9,759)	$(7,648)	$(2,442)
Unrealized gains on investments, net (1)	—	—	41
Realized gains on investments, net (1)	—	(75)	—
Foreign currency translation adjustment, net	(54)	(13)	(24)
Change in derivative security value, net (1)	(80)	(221)	109

Comprehensive loss	$(9,893)	$(7,957)	$(2,316)

(1)	Utilizing an income tax rate of 38.5%, 39.5%, and 39.4% for the years ended December 31, 2007, 2006, and 2005, respectively.
The accumulated other comprehensive loss of $411 at December 31, 2007 consisted of $201 for the cumulative change in foreign currency translation adjustment and $210 for the cumulative change in derivative security value.
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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
3. Recent Accounting Pronouncements:
Effective January 1, 2007, the Company adopted Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which is a change in accounting for income taxes. See Note 6, Income Taxes, for additional information regarding the adoption of FIN 48.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. The adoption of SFAS 157 is effective January 1, 2008 for financial assets and liabilities and is not expected to have a material effect on the Company’s results of operations and financial position. The adoption of SFAS 157 is effective January 1, 2009 for non-financial assets and liabilities, and the Company is currently evaluating the impact these provisions will have on its consolidated financial statements.
In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Liabilities — Including an amendment of FASB Statement No. 115.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective as of the beginning of fiscal 2008 and is not expected to have a material effect on the Company’s results of operations and financial position.
In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160 (“SFAS 160”), “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. SFAS 160 requires the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated balance sheet as a component of shareholders’ equity. It also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company has not yet assessed the effect, if any, that adoption of SFAS 160 will have on its results of operations and financial position.
In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations”. SFAS 141R requires that the acquisition method be applied to all business combinations and it establishes requirements for the recognition and measurement of the acquired assets and liabilities by the acquiring company. Further, it requires that costs incurred to complete any acquisition be recognized as expense in the consolidated statement of income. SFAS 141R also requires that contingent assets and liabilities be recorded at fair value and marked to market quarterly until they are settled, with any changes to the fair value to be recorded as income or expense in the consolidated statement of income. SFAS 141R is effective for any business combinations that are completed subsequent to January 1, 2009. The Company is currently evaluating the impact the provisions of SFAS 141R will have on its consolidated financial statements and its method of accounting for business combinations.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
4. Acquisitions:
On December 28, 2007, the Hillman Group entered into a Stock Purchase Agreement (the “Agreement”) by and among All Points Industries, Inc. (“All Points”), Gabrielle Mann, Gregory Mann, and the Hillman Group, whereby the Hillman Group acquired all of the equity interest of All Points. The aggregate purchase price, including acquisition costs of $335, was $10,243 paid in cash at closing. The accompanying consolidated balance sheet at December 31, 2007 reflects the preliminary allocation of the aggregate purchase price in accordance with SFAS No. 141, “Business Combinations.” The following table reconciles the fair value of the acquired assets and assumed liabilities to the total purchase price:

Cash	$481
Account receivable, net	1,017
Inventory, net	7,372
Other current assets	77
Deferred income taxes	677
Property and equipment	435
Goodwill	1,056

Total assets acquired	11,115
Less:
Liabilities assumed	872

Total purchase price	$10,243

The excess of the purchase price over the net assets acquired has been preliminarily allocated to goodwill pending final valuation of assets by an independent appraisal.
On January 5, 2006, the Hillman Group purchased certain assets of The SteelWorks Corporation (“SteelWorks”), a Denver, Colorado based manufacturer and distributor of metal shapes, threaded rod and metal sheet to the retail hardware and home improvement industry. The aggregate purchase price, including transaction costs of $123, was $34,364 paid in cash at closing. The accompanying consolidated balance sheet at December 31, 2007 reflects the allocation of the aggregate purchase price in accordance with SFAS No. 141, “Business Combinations.” The following table reconciles the fair value of the acquired assets and assumed liabilities to the total purchase price:

Customer relationships	$11,861
Trademarks	2,624
Goodwill	19,879

Total purchase price	$34,364

The values assigned to customer relationships and trademarks were determined by an independent appraisal by John H. Cole, CPA, CVA. The customer relationships have been assigned a 23 year life and the trademarks an indefinite life. The intangible assets and goodwill are deductible for income tax purposes over a 15 year life.
In connection with the Steelworks acquisition, the Hillman Group entered into a supply agreement whereby SteelWorks will be the exclusive provider of metal shapes for a period of 10 years.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
4. Acquisitions: (continued)
The following table indicates the pro forma financial statements of the Company for the years ended December 31, 2007, 2006, and 2005. The pro forma financial statements give effect to the Steelworks acquisition and the All Points acquisition, as if they had occurred on January 1, 2005:

	2007	2006	2005
Net sales	$468,415	$458,337	$441,397
Net loss (income)	(9,225)	(4,771)	1,925
The pro forma results are based on assumptions that the Company believes are reasonable under the circumstances. The pro forma results are not necessarily indicative of the operating results that would have occurred if the transactions had been effective January 1, 2005, nor are they intended to be indicative of results that may occur in the future. The underlying pro forma information includes the historical financial results of the Company, the Company’s financing arrangements, and certain purchase accounting adjustments.
5. Related Party Transactions:
On March 31, 2004, the Company was acquired by affiliates of CHS. In connection with the CHS acquisition, the Company is obligated to pay management fees to a subsidiary of CHS in the amount of $58 per month and to pay transaction fees to a subsidiary of OTPP in the amount of $26 per month, plus out of pocket expenses, for each month commencing with the closing date of the Merger Transaction. The Company has recorded management and transaction fee charges and expenses from CHS and OTPP of $1,023, $1,019 and $1,045 for the years ended December 31, 2007, 2006 and 2005, respectively.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
6. Income Taxes:
The components of the Company’s income tax provision for the three years ended December 31, 2007 were as follows:

	Year	Year	Year
	ended	ended	ended
	December 31,	December 31,	December 31,
	2007	2006	2005
Current:
Federal & State	$462	$271	$438
Foreign	—	—	—

Total current	462	271	438

Deferred:
Federal & State	3,692	1,682	2,395
Foreign	84	91	91

Total deferred	3,776	1,773	2,486

Provision for income taxes	$4,238	$2,044	$2,924

The Company has U.S. federal net operating loss (“NOL”) carryforwards for tax purposes, totaling $64,096 as of December 31, 2007, that are available to offset future taxable income. These carryforwards expire from 2019 to 2026. Limitations on utilization, primarily as a result of Internal Revenue Service Code Section 382 change in control provisions, may apply to approximately $29,129 of these loss carryforwards. Management believes that these losses will be fully utilized prior to the expiration date. No valuation allowance has been provided against the federal NOL. In addition, the Company’s foreign subsidiaries have NOL carryforwards aggregating $891 which expire from 2009 to 2014. A valuation allowance of $114 has been established for the foreign NOL carryforwards.
The Company has state net operating loss carryforwards with an aggregate tax benefit of $2,780 which expire from 2008 to 2026. A valuation allowance of $107 has been established for these deferred tax assets. In 2007, the valuation allowance for state net operating loss carryforwards decreased by $75. The decrease was primarily as a result of the utilization of the related state net operating losses and other adjustments.
The Company has no unused federal capital losses as of December 31, 2007 that are available to offset future capital gains. In 2007, the valuation allowance for the capital loss carryforwards previously recorded as a deferred tax asset decreased by $275. The decrease was primarily a result of the utilization of the remaining capital loss carryforward in the current period. The Company also has $283 of general business tax credit carryforwards which expire from 2009 to 2021. A valuation allowance of $283 has been established for these tax credits.
In the three months ended March 31, 2004, a deferred tax asset was recorded for costs that were capitalized in connection with the Merger Transaction. Certain of these capitalized costs are not amortized under the tax law and can only be recovered for tax purposes under certain circumstances. The Company has established a valuation allowance of $1,556 for the entire amount of the deferred tax asset related to these non-amortizable capitalized costs.
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
6. Income Taxes: (continued)
The table below reflects the significant components of the Company’s net deferred tax assets and liabilities at December 31, 2007 and 2006:

	As of December 31, 2007		As of December 31, 2006
	Current	Non-current	Current	Non-current
Deferred Tax Asset:
Inventory	$4,839	$—	$4,324	$—
Acquisition related reserve	86	—	299	—
Bad debt reserve	633	—	606	—
Casualty loss reserve	455	473	406	438
Accrued bonus/Deferred compensation	1,073	2,052	194	1,869
Medical insurance reserve	565	—	643	—
Federal net operating loss	—	22,719	—	21,565
State net operating loss	—	2,780	—	2,795
Unrecognized tax benefit	—	(2,875)	—	—
Original issue discount amortization	—	388	—	404
Transaction costs	—	2,054	—	2,069
Federal capital loss carryforwards	—	—	—	275
All other items	582	1,656	569	1,541

Gross deferred tax assets	8,233	29,247	7,041	30,956
Valuation allowance for deferred tax assets	(453)	(1,609)	(466)	(2,047)

Net deferred tax assets	$7,780	$27,638	$6,575	$28,909

Deferred Tax Liability:
Intangible asset amortization	$—	$66,728	$—	$61,084
Property and equipment	—	4,583	—	4,359
All other items	—	31	—	119

Deferred tax liabilities	$—	$71,342	$—	$65,562

The valuation allowance at December 31, 2007 was $2,062. Of this balance, $1,838 was established at the Merger Transaction date. Therefore, initial recognition of a tax benefit by a future reduction of $1,838 in the December 31, 2007 valuation allowance will reduce goodwill related to the Merger Transaction.
Reductions in the valuation allowance for the years ended December 31, 2007, 2006, and 2005 of $299, $765, and $368, respectively, were recorded as a reduction to goodwill resulting from the initial recognition of the tax benefits from valuation allowances established in purchase accounting. Foreign tax (provision)/benefits in the years ended December 31, 2007, 2006 and 2005 were offset by charges to the valuation allowance of ($89), $76, and $96, respectively.
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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
6. Income Taxes: (continued)
Below is a reconciliation of statutory income tax rates to the effective income tax rates for the periods indicated:

	Year	Year	Year
	ended	ended	ended
	December 31,	December 31,	December 31,
	2007	2006	2005
Statuatory federal income tax rate	35.0%	35.0%	35.0%
Non-U.S. taxes and the impact of non-U.S. losses for which a current tax benefit is not available	1.0%	-1.6%	23.4%
State and local income taxes, net of U.S. federal income tax benefit	-8.7%	-3.9%	99.4%
Adjustment of reserve for change in uncertain tax positions and other items	-1.4%	-1.5%	-16.8%
Adjustment for change in tax law	-4.1%	0.0%	-251.5%
Permanent differences:
Interest expense on mandatorily redeemable preferred stock	-62.9%	-55.5%	578.9%
Stock based compensation expense	-33.4%	-7.6%	116.2%
Dividends received exclusion	0.1%	0.3%	-5.8%
Meals and entertainment expense	-2.3%	-2.1%	27.2%
Other permanent differences	-0.1%	-0.3%	0.6%
Tax credits utilized	0.0%	0.7%	0.0%

Effective income tax rate	-76.8%	-36.5%	606.6%

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” as of January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $2,868 decrease in the deferred tax asset related to the future tax benefit of the Company’s net operating loss carryforward. There was a corresponding adjustment of a $1,438 decrease in the January 1, 2007 balance of accumulated deficit and a $1,430 reduction in the Company’s uncertain tax position reserve. Also, as a result of the adoption of FIN 48, the Company’s uncertain tax position reserve was reduced an additional $608, all of which was recorded as a reduction of the goodwill recorded in the 2004 Merger Transaction.

Unrecognized tax benefits as of January 1, 2007	$2,868
Gross increase related to positions taken during a prior year	7

Unrecognized tax benefits as of December 31, 2007	$2,875

Amount of unrecognized tax benefit that, if recognized, would affect the Company’s effective tax rate	$1,445

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
6. Income Taxes: (continued)
The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. In conjunction with the adoption of FIN 48, the Company has not recognized any adjustment of interest or penalties in its financial statements due to its net operating loss position. The Company does not anticipate that total unrecognized tax benefits will change due to the settlement of audits and the expiration of statute of limitations prior to December 31, 2008.
The Company files a consolidated income tax return in the U.S. and numerous consolidated and separate income tax returns in various states and foreign jurisdictions. As of December 31, 2007, with a few exceptions, the Company is no longer subject to U.S. federal, state, and foreign tax examinations by tax authorities for the tax years prior to 2004. However, the IRS can make adjustments to losses carried forward by the Company from 1999 forward and utilized on its federal return.
7. Property and Equipment, net:
Property and equipment, net, consists of the following at December 31, 2007 and 2006:

	Estimated
	Useful Life
	(Years)	2007	2006
Land		$131	$131
Buildings	27	781	781
Leasehold improvements	3-10	4,457	4,277
Machinery and equipment	2-10	94,402	86,512
Furniture and fixtures	3-5	1,435	1,361
Construction in process		966	307

Property and equipment, gross		102,172	93,369
Less: Accumulated depreciation		46,084	34,308

Property and equipment, net		$56,088	$59,061

Machinery and equipment includes capitalized software of approximately $3,507 and $3,251 as of December 31, 2007 and 2006, respectively.
8. Other Intangibles, net:
Intangible assets are amortized over their useful lives and are subject to a lower of cost or market impairment testing.
The values assigned to intangible assets in connection with the March 31, 2004 Merger Transaction and the Steelworks acquisition were determined by an independent appraisal. Other intangibles, net as of December 31, 2007 and 2006 consist of the following:

			Estimated
			Useful Life
	2007	2006	(Years)
Customer relationships	$126,651	$126,651	23
Trademarks	47,294	47,294	Indefinite
Patents	7,960	7,960	9
Non Compete Agreements	5,742	5,742	4

Intangible assets, gross	187,647	187,647
Less: Accumulated amortization	27,676	20,403

Other intangibles, net	$159,971	$167,244

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
8. Other Intangibles, net: (continued)
The Company’s amortization expense for amortizable assets for the years ended December 31, 2007, 2006 and 2005 was $7,273, $7,748, and $7,228, respectively. For the years ending December 31, 2008, 2009, 2010, 2011, and 2012, amortization expense is estimated to be $7,037, $6,875, $6,391, $6,391 and $6,391, respectively.
9. Long-Term Debt:
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
On July 21, 2006, the Company amended and restated the Senior Credit Agreement. The Term Loan was increased by $22.4 million to $235.0 million. Proceeds of the additional Term Loan borrowings were used to pay down outstanding Revolver borrowings. The Revolver credit line remains at $40.0 million. Additionally, the LIBOR margin on the Term Loan was reduced by 25 basis points, and certain financial covenants were revised to provide additional flexibility. There were no other significant changes to the Senior Credit Agreement. The Company incurred $1,173 in financing fees in connection with the amended and restated agreement. The fees were capitalized and will be amortized over the remaining term of the Senior Credit Agreement, as amended. The Company was in compliance with all provisions of the Senior Credit Agreement as of December 31, 2007.
In addition, on March 31, 2004, the Company, through the Hillman Group issued $47,500 of unsecured subordinated notes to Allied Capital Corporation maturing on September 30, 2011 (“Subordinated Debt Issuance”). Interest on the Subordinated Debt Issuance is at a fixed rate of 13.5% per annum, with cash interest payments required on a quarterly basis at a fixed rate of 11.25% commencing April 15, 2004. The outstanding principal balance of the Subordinated Debt Issuance shall be increased on a quarterly basis at the remaining 2.25% fixed rate (the “PIK Amount”). All of the PIK Amounts are due on the maturity date of the Subordinated Debt Issuance.
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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
9. Long-Term Debt: (continued)
Emerging Issues Task Force Issue No. 96-19 (“EITF 96-19”) provides guidance on the debtor’s accounting for modifications of a debt instrument. Under EITF 96-19, modifications to a debt instrument deemed to be substantially different require recognition as an extinguishment of debt. An exchange of debt instruments where the present value of cash flows is greater than 10% different from the present value of cash flows under the terms of the original debt instrument would be considered substantially different. The reduction in the interest rate in the amended Subordinated Debt Issuance reduces the present value of cash flows more than 10% and, accordingly, the Company recognized a loss on extinguishment of debt of $726 in 2006 in connection with the modification of the terms of the Subordinated Debt Issuance.
As of December 31, 2007 and 2006, long-term debt is summarized as follows:

	2007	2006
Revolving Credit Agreement	$—	$—
Term Loan B	231,475	233,825
Subordinated Debt Issuance	49,820	49,820
Capital Leases	505	761

	281,800	284,406
Less: amounts due in one year	2,616	2,605

Long-term debt	$279,184	$281,801

The aggregate minimum principal maturities of the long-term debt for each of the five years following December 31, 2007 are as follows:

2008	$2,616
2009	2,492
2010	170,258
2011	106,399
2012	35
2013 and thereafter	—
As of December 31, 2007, the Company had $34,826 available under its revolving credit agreement and letter of credit commitments outstanding of $5,174. The Company had outstanding debt of $231,980 under its secured credit facilities at December 31, 2007, consisting of a $231,475 Term B loan and $505 in capitalized lease obligations. The term loan consisted of a $231,475 Term B Loan currently at a one (1) month LIBOR rate of 7.875%. The capitalized lease obligations were at various interest rates.
As of December 31, 2007, the estimated fair value of the Company’s long-term debt approximates the recorded value as determined in accordance with SFAS No. 107, “Disclosure about Fair Value of Financial Instruments.” The Company discounted the future cash flows of its senior and subordinated debt based on borrowing rates for debt with similar terms and remaining maturities. The fair value estimate is made at a specific point in time, is subjective in nature, and involves uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimate.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
10. Leases:
Certain warehouse and office space and equipment are leased under capital and operating leases with terms in excess of one year. Future minimum lease payments under non-cancellable leases consisted of the following at December 31, 2007:

	Capital	Operating
	Leases	Leases
2008	$304	$8,288
2009	157	6,583
2010	38	4,626
2011	37	4,395
2012	37	4,050
Later years	—	16,371
Total minimum lease payments	573	$44,313

Less amounts representing interest	(68)

Present value of net minimum lease payments (including $266 currently payable)	$505

The rental expense for all operating leases was $9,275, $9,102 and $8,521 for the years ended December 31, 2007, 2006 and 2005. Certain leases are subject to terms of renewal and escalation clauses.
11. Deferred Compensation Plans:
The Company maintains a deferred compensation plan for key employees (the “Nonqualified Deferred Compensation Plan” or “NQDC”) which allows for deferral of cash compensation from salary and annual bonuses. Executive deferrals can grow at mutual fund investment rates.
As of December 31, 2007 and 2006, the Company’s consolidated balance sheet included $5,641 and $5,367, respectively, in restricted investments representing the assets held in mutual funds to fund deferred compensation liabilities owed to the Company’s current and former employees. The current portion of the restricted investments was $325 and $500 as of December 31, 2007 and 2006, respectively.
The assets held in the NQDC are classified as an investment in trading securities. The Company recorded trading gains and offsetting compensation expense of $397 and $348 for the years ended December 31, 2007 and 2006, respectively.
During the three years ended December 31, 2007, distributions from the deferred compensation plans aggregated $500 in 2007, $167 in 2006, and $84 in 2005.

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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

12.	Guaranteed Preferred Beneficial Interest in the Company’s Junior Subordinated Debentures: (continued)
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
The Company has determined that the Trust is a variable interest entity and the Company is not the primary beneficiary of the Trust pursuant to the provisions of FIN 46R. Accordingly, pursuant to the requirements of FIN 46R, the Company has de-consolidated the Trust at March 31, 2004. Summarized below is the condensed financial information of the Trust as of December 31, 2007.

Non-current assets — junior subordinated debentures — preferred	$113,244
Non-current assets — junior subordinated debentures — common	3,261

Total assets	$116,505

Non-current liabilities — trust preferred securities	$113,244
Stockholder’s equity — trust common securities	3,261

Total liabilities and stockholders’ equity	$116,505

The non-current assets for the Trust relate to its investment in the 11.6% junior subordinated deferrable interest debentures of Hillman due September 30, 2027.
In accordance with Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, the TOPrS constitute mandatorily redeemable financial instruments. The Company guarantees the obligations of the Trust on the Trust Preferred Securities. Accordingly, the guaranteed preferred beneficial interest in the Company’s Junior Subordinated Debentures is presented in long-term liabilities in the accompanying Consolidated Balance Sheet.
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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

12.	Guaranteed Preferred Beneficial Interest in the Company’s Junior Subordinated Debentures: (continued)
At December 31, 2007, the recorded value of the Junior Subordinated Debentures, net of premium amortization, was $116,505. The fair value of the Junior Subordinated Debentures on December 31, 2007 was $125,786 based on the $29.05 per share closing price of the underlying Trust Preferred Securities as quoted on the American Stock Exchange plus the liquidation value of the trust common securities.
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
The repurchase feature of the Class B Common Stock triggers liability accounting treatment under FASB 123(R). Accordingly, changes in the fair value of the Class B Common Stock are recorded as a charge to compensation expense over the five year vesting period. For the years ended December 31, 2007, 2006, and 2005, compensation expense (income) of $1,635, ($1,311) and $311, respectively, was recorded in selling, general and administrative expense in the accompanying Statement of Operations.
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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
13. Common and Preferred Stock: (continued)
Preferred Stock:
The Company has 238,889 authorized shares of Class A Preferred Stock, 82,192.8 of which are issued and outstanding and 13,450.7 of which are reserved for issuance upon the exercise of options to purchase shares of Class A Preferred Stock. Holders of Class A Preferred Stock are not entitled to any voting rights. Holders of Class A Preferred Stock are entitled to preferential dividends that shall accrue on a daily basis at the rate of 11.5% per annum of the sum of the Liquidation Value (as defined in the Certificate of Incorporation) thereof plus all accumulated and unpaid dividends thereon. The liquidation value of the Class A Preferred Stock is $82,192.8 at December 31, 2007. Cumulative dividends in arrears at December 31, 2007 were $43,566.3.
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
The Hillman Investment Company Class A Preferred Stock is mandatorily redeemable on March 31, 2028 and in accordance with SFAS 150 has been classified as debt in the accompanying Consolidated Balance Sheets. Dividends on the mandatorily redeemable Class A Preferred Stock were $8,860, $7,945, and $7,125 for the years ended December 31, 2007, 2006, and 2005, respectively. The dividends on the mandatorily redeemable Preferred Stock are included in interest expense on the accompanying Consolidated Statements of Operations.
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
(dollars in thousands)
13. Common and Preferred Stock: (continued)
Purchased Options:
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
SFAS 150 requires the initial and subsequent valuations of the Purchased Options be measured at fair value with the change in fair value recognized as interest expense. Interest expense of $1,059, $947, and $847 was recorded for the years ended December 31, 2007, 2006, and 2005, respectively, to recognize the increase in fair market value of the Purchased Options.
14. Stock-Based Compensation:
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
(dollars in thousands)
14. Stock-Based Compensation: (continued)
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
The fair value of options granted during 2007 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield equaling 0%, risk-free interest rate of 4.6%, expected volatility assumed to be 27.3%, and expected life of 6 years.
A summary of stock option activity and weighted-average prices is presented below:

	2007		2006		2005
	Options	Price	Options	Price	Options	Price
Outstanding, beginning of year	112.6	$1,866	61.3	$1,523	10.0	$1,000
Granted	96.3	2,500	51.3	2,275	51.3	1,625
Exercised	—	—	—	—	—	—
Forfeited or expired	—	—	—	—	—	—

Outstanding, end of year	208.9	$2,158	112.6	$1,866	61.3	$1,523

Exercisable, end of year	61.3	$1,523	10.0	$1,000	10.0	$1,000

Compensation expense of $49.8 and $30.2 was recognized on stock options for the years ended December 31, 2007 and 2006. In accordance with APB Opinion 25, no stock-based compensation expense was recognized on the Common Options for the year ended December 31, 2005. Stock-based compensation expense determined consistent with SFAS 123(R) would have been $9.1 for the year ended December 31, 2005.
At December 31, 2007, the Company had $66.4 of unrecognized compensation expense for stock options. The expense will be recognized as a charge to earnings over a weighted average period of 1.4 years.
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
(dollars in thousands)
14. Stock-Based Compensation: (continued)
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
The intrinsic value method used to determine the value of the Preferred Options under SFAS 123(R) is unchanged from the method used under APB Opinion No. 25. As a result, the January 1, 2006 adoption of SFAS 123(R) does not change the amount of stock-based compensation recognized on the Preferred Options. Compensation expense of $3,637, $2,520, and $1,290 was recognized in the accompanying Consolidated Statements of Operations for the years ended December 31, 2007, 2006, and 2005, respectively.
At December 31, 2007, the aggregate intrinsic value of the outstanding Preferred Options was $8,420, and the intrinsic value of the exercisable Preferred Options was $5,052.
Class B Shares:
The repurchase and vesting features of the Class B Common Stock triggered variable accounting treatment under FIN 44. See Note 13, Common and Preferred Stock, for a more detailed description of the Class B Common Stock.
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
There have been no grants or forfeitures of Class B Common Stock shares since the Merger Transaction. At December 31, 2007, there were 400 Class B Common shares vested with a fair value of $1,692.4 per share. Compensation expense (income) of $1,635, ($1,311), and $311 was recorded in the accompanying Consolidated Statements of Operations for the years ended December 31, 2007, 2006, and 2005, respectively.

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
The New Swap was designated as a cash flow hedge and the fair value at December 31, 2007 was $(209), net of $131 in taxes. The Swap was reported on the consolidated balance sheet in other current liabilities with a related deferred charge recorded as a component of other comprehensive income in shareholders’ equity.
16. Commitments and Contingencies:
The Company self insures its product liability, automotive, worker’s compensation and general liability losses up to $250 per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences in excess of $250 up to $35,000. The two risk areas involving the most significant accounting estimates are workers’ compensation and automotive liability. Actuarial valuations performed by the Company’s outside risk insurance expert, Insurance Services Office, Inc., were used to form the basis for workers’ compensation and automotive liability loss reserves. The actuary contemplated the Company’s specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes the liability recorded for such risk insurance reserves is adequate as of December 31, 2007, but due to judgments inherent in the reserve estimation process it is possible the ultimate costs will differ from this estimate.
As of December 31, 2007, the Company has provided certain vendors and insurers letters of credit aggregating $5,174 related to its product purchases and insurance coverage of product liability, workers compensation and general liability.
The Company self-insures its group health claims up to an annual stop loss limit of $175 per participant. Aggregate coverage is maintained for annual group health insurance claims in excess of 125% of expected claims. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves.
Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claim data and certain actuarial assumptions.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
16. Commitments and Contingencies: (continued)
Legal proceedings are pending which are either in the ordinary course of business or incidental to the Company’s business. Those legal proceedings incidental to the business of the Company are generally not covered by insurance or other indemnity. In the opinion of management, the ultimate resolution of the pending litigation matters will not have a material adverse effect on the consolidated financial position, operations or cash flows of the Company.
17. Statements of Cash Flows:
Supplemental disclosures of cash flow information are presented below:

	Year	Year	Year
	ended	ended	ended
	December 31,	December 31,	December 31,
	2007	2006	2005
Cash paid (refunded) during the period for:
Interest on junior subordinated debentures	$12,231	$12,231	$12,231

Interest	26,117	25,587	18,130

Income taxes	(17)	245	484

Non-cash investing activities:
Property and equipment purchased with capital lease	15	824	—

Non-cash financing activities:
Dividends on preferred stock (Note 13)	13,484	12,025	10,736

18. Quarterly Data (unaudited):

2007	Fourth	Third	Second	First
Net sales	$104,684	$118,715	$121,305	$100,924
Gross profit	52,944	61,891	62,414	52,646
Net (loss) income	(4,183)	(1,371)	541	(4,746)

2006	Fourth	Third	Second	First
Net sales	$97,190	$111,828	$113,358	$101,525
Gross profit	50,929	59,571	58,801	51,149
Net (loss) income	(4,398)	66	554	(3,870)

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
19. Concentration of Credit Risks:
Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade receivables. The Company places its cash and cash equivalents with high credit quality financial institutions. Concentrations of credit risk with respect to sales and trade receivables are limited due to the large number of customers comprising the Company’s customer base and their dispersion across geographic areas. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. For the year ended December 31, 2007, the largest three customers accounted for 40.4% of sales and 42.0% of the year-end accounts receivable balance. No other customer accounted for more than 5.0% of the Company’s total sales in 2007.
Concentration of credit risk with respect to purchases and trade payables are limited due to the large number of vendors comprising the Company’s vendor base, with dispersion across different industries and geographic areas. The Company’s largest vendor in terms of annual purchases accounted for 8.7% of the Company’s total purchases and 5.6% of the Company’s total trade payables on December 31, 2007.
20. Segment Information:
The following geographic area data includes revenue based on product shipment destination and long-lived assets based on physical location:

	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
Net sales
United States	$429,627	$412,467	$372,630
Canada	7,289	3,726	2,792
Mexico	2,523	2,158	2,154
Other	6,189	5,550	4,936

Consolidated net sales	$445,628	$423,901	$382,512

Long-lived assets:
United States	$489,234	$500,591	$477,466
Canada	509	18	44
Mexico	—	—	—
Other	—	—	—

Consolidated long-lived assets	$489,743	$500,609	$477,510

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
20. Segment Information: (continued)

	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
Cash & cash equivalents
United States	$11,080	$1,236	$25,926
Canada	288	267	176
Mexico	551	1,048	389
Other	—	—	—

Consolidated cash & cash equivalents	$11,919	$2,551	$26,491

Following is revenue based on products for the Company’s significant product categories:

	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
Net sales
Keys	$79,370	$72,870	$71,020
Engraving	39,158	35,976	32,274
Letters, numbers and signs	37,711	34,518	33,025
Fasteners	230,857	229,732	224,378
Threaded rod	30,693	28,156	—
Code cutter	5,149	4,810	4,962
Builders hardware	2,578	—	—
Other	20,112	17,839	16,853

Consolidated net sales	$445,628	$423,901	$382,512

Financial Statement Schedule:
Schedule II — VALUATION ACCOUNTS
(dollars in thousands)

	Deducted From Assets in Balance Sheet
			Allowance for
	Allowance for		Obsolete/
	Doubtful		Excess
	Accounts		Inventory
Ending Balance — December 31, 2004	526		3,558

Additions charged to cost and expense	(70)		878

Deductions due to:
Others	22	(A)	488	(A)

Ending Balance — December 31, 2005	434		3,948

Additions charged to cost and expense	46		725

Deductions due to:
Others	111	(A)	31	(A)

Ending Balance — December 31, 2006	369		4,642

Additions charged to cost and expense	200		230
Additions from acquired company	124		1,629

Deductions due to:
Others	96	(A)	337	(A)

Ending Balance — December 31, 2007	$597		$6,164

Notes:

(A)	Includes write-off of accounts receivable (net of bad debt recoveries) and inventories.

Item 9 – Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A – Controls and Procedures
Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, which included the matters discussed below, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this Report (December 31, 2007), in ensuring that material information relating to The Hillman Companies, Inc. required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2007, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B – Other Information.
None.

PART III
Item 10 – Directors, Executive Officers, and Corporate Governance.
The following is a summary of the biographies for at least the last five years of the continuing directors and officers. Each of the directors has served as such since March 31, 2004 except for Maurice P. Andrien, Jr. and Max W. Hillman who have served since September 2001 and Shael J. Dolman who has served since June 19, 2005. Mark Dolfato resigned from the Board of Directors effective July 18, 2007.
Directors

Principal Occupation; Five-Year
Name and Age	Employment; Other Directorships
Peter M. Gotsch (43)	Chairman of The Hillman Companies, Inc. since March 31, 2004. Mr. Gotsch has been a member of Code Hennessy & Simmons LLC since 1997 and employed by its affiliates since 1989. Mr. Gotsch presently serves on the Board of Beacon Roofing Supply, Inc. and the Board of Houston Wire & Cable Company.

Maurice P. Andrien, Jr. (66)	From September 2001 to March 2004, Mr. Andrien was Chairman of The Hillman Companies, Inc., Cincinnati, Ohio. From April 1999 to November 2001, Mr. Andrien was President and Chief Executive Officer of SunSource Inc. Mr. Andrien presently serves on the Boards of State Industrial Products, Inc., Cogniscape LLC and Kaba Holding AG.

Max W. Hillman (61)	President and Chief Executive Officer of The Hillman Companies, Inc., Chief Executive Officer of The Hillman Group, Inc., Cincinnati, Ohio. From April 2000 to November 2001, Mr. Hillman was Co-Chief Executive Officer of The Hillman Group, Inc. Mr. Hillman presently serves on the Boards of State Industrial Products, Inc., Sunsource Technology Services Inc. and Woodstream Corp.

Andrew W. Code (49)	Mr. Code has been a general partner of CHS Management Limited Partnership (“CHS Management”) and a general partner of Code Hennessy & Simmons Limited Partnership (“CHS”) since August 1988. Mr. Code is on the Boards of SCP Pool Company and Woodstream Corp.

Principal Occupation; Five-Year
Name and Age	Employment; Other Directorships
Larry Wilton (60)	Mr. Wilton has been CEO of United Plastics Group since 2007 and he was CEO of Compass Home Inc. from 2004 to 2005. From 1996 to 2002, Mr. Wilton was President and CEO of Philips Lamps NAFTA. From 1994 to 1996, Mr. Wilton was Executive Vice President of Philips Lighting United States and Canada. From 1999 to 2002, Mr. Wilton served on the Philips NV Lamps Board of Directors.

Shael J. Dolman (36)	Mr. Dolman is a Director at the private equity arm of the Ontario Teachers Pension Plan (“OTPP”). Mr. Dolman joined OTPP in 1997 after working in Commercial and Corporate Banking at a Canadian chartered bank. He is a director of ALH Holding, Inc and Easton-Bell Sports, Inc.
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
The current members of the audit committee are Maurice Andrien and Larry Wilton, both of whom are considered independent under the SEC standards and the AMEX listing standards. The Company has received an exemption from AMEX to Section 121 of the AMEX Company Guide that requires the Audit Committee to have three members. The board of directors has not made a determination as to whether any member of the audit committee has the necessary qualifications or experience to be considered an “Audit Committee Financial Expert.”
Code of Ethics
The Company has adopted a code of ethics which applies to its senior officers, including its Chief Executive Officer and its Chief Financial Officer, as well as every employee of the Company. The Company’s code can be accessed via its website at http://www.hillmangroup.com. The Company intends to disclose amendments to or waivers from a required provision of the code on Form 8-K.

The executive officers of the Company (including the executive officers of The Hillman Group, Inc.) are set forth below:
Executive Officers

Position with the Company;
Name and Age	Five-year Employment History
Max W. Hillman (61)	President and Chief Executive Officer of The Hillman Companies, Inc., Chief Executive Officer of The Hillman Group, Inc., Cincinnati, Ohio. See page 65 for five-year employment history. Mr. Hillman is the brother of Richard P. Hillman.

Richard P. Hillman (59)	President of The Hillman Group, Inc., Cincinnati, Ohio. Mr. Hillman has held such position since 1991. Mr. Hillman is the brother of Max W. Hillman.

James P. Waters (46)	Chief Financial Officer and Secretary of The Hillman Companies, Inc., Cincinnati, Ohio and Vice President, Chief Financial Officer and Secretary of The Hillman Group, Inc., Cincinnati, Ohio. From September 1999 to November 2001, Mr. Waters was Vice President and Chief Financial Officer of The Hillman Group, Inc.

George L. Heredia (49)	Senior Vice President of Engraving for The Hillman Group, Inc., Tempe, Arizona. Mr. Heredia has held various executive positions since April 2000. Prior to April 2000, Mr. Heredia had held the positions of Senior Vice President of Marketing and Senior Vice President of Operations for Axxess Technologies, Inc.

Terry R. Rowe (53)	Senior Vice President of National Account Sales for The Hillman Group, Inc., Cincinnati, Ohio. Mr. Rowe has held such position with The Hillman Group, Inc. since 1992.
All executive officers hold office at the pleasure of the board of directors.

Item 11 – Executive Compensation
Compensation Discussion & Analysis
Overview of the Compensation Program
Compensation Philosophy
The corporate compensation and benefits program of Hillman is designed to establish and maintain competitive total compensation programs that will attract, motivate and retain the qualified and skilled work force necessary for the continued success of Hillman. To help align compensation paid to executive officers with the achievement of corporate goals, Hillman has designed its cash compensation program as a pay-for-performance based system that rewards named executive officers (“NEOs”) for their individual performance and contribution in achieving corporate goals. To remain competitive, the Compensation Committee assesses how each component, including base and performance pay, is validated relative to market values on an annual basis. The Board of Directors’ decisions on compensation for its NEOs are based primarily upon its assessment of the performance of the Company during the given year as measured against its earnings before interest, taxes, depreciation and amortization (“EBITDA”) target and each individual’s performance and potential to enhance long-term stockholder value. The Board relies on judgment and not on rigid guidelines or formulas in determining the amount and mix of compensation elements for the Company’s NEOs.
Components of Total Compensation
Compensation packages in 2007 for the Company’s NEOs were comprised of the following three primary components:
•	Annual base salary;

•	Performance based bonuses, determined on an annual basis; and

•	Benefits, which consist primarily of health and welfare benefits and retirement benefits under its Defined Contribution Plan and its Deferred Compensation Plan.
Establishing Compensation Levels
Role of the Compensation Committee and Management
The Compensation Committee is comprised of: Shael Dolman and Peter Gotsch. The Compensation Committee meets annually to review base salary adjustments, bonus plans and any incentive stock or option awards. The Compensation Committee also reviews the compensation package for all new executive hires.
The key member of management involved in the compensation process is the Chief Executive Officer (“CEO”). The CEO identifies corporate and individual performance objectives for each NEO that are used to determine performance pay amounts. The CEO then presents these goals to the Compensation Committee, which in turn approves these goals and presents them to the Board of Directors for review and approval. On an annual basis a comprehensive report is provided to the Compensation Committee on all of Hillman’s compensation programs.
Assessment of Market Data, Peer Comparisons and Benchmarking of Compensation
Target total cash compensation for each NEO is established primarily based on data obtained from various organizations including the Employee Research Association of Cincinnati and the National Association of Manufacturers. The Company seeks to compensate its executives in a comparable manner to the 50th percentile of its peer group members which include companies of a comparable size with similar products and services within its geographic region.

Determination of NEO Compensation
The Compensation Committee established 2007 compensation for the CEO based on market data and compensation of CEOs at companies of similar size and complexity. The types of market data examined by the Compensation Committee, in making this determination, were surveys from the Profit Planning Group and market studies by Employee Research Association of Cincinnati and the National Association of Manufacturers.
Compensation for the year ended December 31, 2007 for James Waters, Richard Hillman, George Heredia and Terry Rowe was based on the recommendations of the CEO to the Compensation Committee. The CEO considered performance during the previous year as well as market data.
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
The CEO of Hillman recommends officers’ base salaries to the Compensation Committee which then approves these recommendations on an annual basis. The Company’s Board of Directors approves the base salary of the CEO upon the Compensation Committee’s recommendation.
The following NEOs of the Company, pursuant to employment agreements entered into in March 2004, are eligible to receive base salaries as follows: Max Hillman — $365,000; James Waters — $180,000; and Richard Hillman — $252,000. The base salaries above are adjusted on an annual basis as determined by the Compensation Committee.
During 2007, the Compensation Committee awarded Max Hillman a base salary of $414,362, an increase of approximately 3.5% from 2006 and, following the recommendations made by Max Hillman, the Company’s CEO, awarded base salaries to the remaining NEOs in the following amounts: James Waters - $202,000, an increase of approximately 3.5% from 2006; Richard Hillman — $280,000, an increase of approximately 3.7% from 2006; George Heredia — $238,000, an increase of approximately 3.0% from 2006; and Terry Rowe — $206,550, unchanged from 2006.
The base salary amounts were determined as part of the total compensation paid to each NEO and were not considered, by themselves, as fully compensating the NEOs for their service to the Company.
Performance Based Bonuses
Annual Performance Based Bonus (“PBB”) targets are established by the CEO and approved by the Compensation Committee. Generally, the higher the level of responsibility of the executive within the Company, the greater the portion of that executive’s targeted bonus compensation. For all executives, a minimum of 70% of the annual PBB is based on attaining the Company’s financial objectives. This includes 35% which is tied to the Company’s EBITDA target. In addition, a minimum of 35% is based on sales and/or return on asset targets. The remaining PBB is based on individual goals and objectives established by the CEO.
In addition to the above, pursuant to employment agreements the Company has with certain of its NEOs, each NEO is eligible to receive an annual bonus up to a specified amount of his/her annual salary. For example, the following NEOs are eligible to receive bonus payments up to the following amounts: Max Hillman – 124 percent of base salary; James Waters – 60 percent of base salary; and Richard Hillman – 70 percent of base salary. The remaining NEOs are awarded bonuses by the Compensation Committee, after considering the recommendations of the Company’s CEO based on the factors noted above. During 2007, the Company awarded bonuses to its NEOs that ranged in value from 18.8 percent to 44.9 percent of the base salary awarded to each NEO. In actual dollars and in percentage terms, these awards were higher than awards made in 2006 for all but one of the NEOs primarily as a result of Hillman’s increase in EBITDA, net sales, and return on assets relative to established targets.
During 2007, the Compensation Committee, in its discretion, awarded Max Hillman a bonus of $185,468, an increase of approximately 170 percent from 2006 as a result of his overall leadership of the Company and, following the recommendations made by the CEO, awarded bonuses to its NEOs as follows: James Waters — $48,225, an increase of approximately 116.3 percent from 2006; Richard Hillman — $74,622, an increase of approximately 52 percent from 2005; George Heredia — $44,527, a decrease of approximately 5.2 percent from 2006; and Terry Rowe — $48,225, an increase of approximately 104 percent from 2006.
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
The Common Option Plan is administered by the Compensation Committee of the Board. All of the Company’s executive officers are eligible to participate in the Common Option Plan. The Compensation Committee determines to whom to grant options as well as the term of each option, provided that the exercise period may not exceed ten years from date of grant. None of the 96 Common Options issued in 2007 are currently exercisable but will become fully vested on the second anniversary of the date of grant. All options under the Common Option Plan were issued with a strike price equal to the fair market value of the underlying security at the date of grant. There were no option grants to any of the NEOS in 2007 or 2006.
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

Perquisites
Each of the NEOs receives the choice of the use of a company car or a monthly car allowance of up to $1,050 per month. The President and Chief Executive Officer approve car expense amounts annually and report those amounts to the Compensation Committee. Mr. Max Hillman receives up to $1,000 per month as reimbursement for country club dues which are used for business and client development purposes.
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
Compensation Committee Report
February 19, 2008
The Committee, together with Hillman’s board of directors, determines compensation for executive officers based upon recommendations from Hillman’s CEO and oversees the Company’s Amended Stock Option Plan. The Committee currently consists of Peter Gotsch and Shael Dolman.
Based on the Compensation Committee’s deliberations and discussions with management, the Compensation Committee recommends that the Board of Directors include the Compensation Discussion and Analysis in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 for filing with the Securities and Exchange Commission.
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

Summary Compensation Table
The following table sets forth compensation that the Company paid during the year ended December 31, 2007, to its principal executive officer, principal financial officer and each of the three highest paid executive officers of the Company (collectively, the “NEOs”) in each capacity in which each NEO served. Certain of the NEOs served as both officers and directors.

					Change in
					Pension
					Value and
					Nonqualified
					Deferred
Name and				Option	Compensation	All Other
Principal Position	Year	Salary(1)	Bonus(2)	Awards(3)	Earnings(4)	Compensation		Total
Max W. Hillman	2007	413,284	185,468	—	—	35,041	(6)	633,793
President and CEO	2006	399,746	68,701	—	—	28,689	(7)	497,136
The Hillman Companies, Inc.	2005	391,923	44,203	—	—	30,253	(8)	466,379

James P. Waters	2007	201,477	48,225	—	—	9,383	(5)	259,085
CFO and Secretary	2006	194,761	22,292	—	—	9,207	(5)	226,260
The Hillman Companies, Inc.	2005	188,769	24,062	—	—	10,263	(5)	223,094

Richard P. Hillman	2007	279,231	74,622	—	—	14,359	(5)	368,212
President	2006	269,423	49,066	—	—	10,808	(5)	329,297
The Hillman Group, Inc.	2005	261,692	68,725	—	—	10,346	(5)	340,763

George L. Heredia	2007	237,462	44,527	—	—	16,286	(9)	298,275
Senior VP of Engraving	2006	230,500	46,952	—	—	17,269	(10)	294,721
The Hillman Group, Inc.	2005	223,769	62,875	—	—	16,274	(11)	302,918

Terry R. Rowe	2007	206,550	48,225	—	—	11,426	(12)	266,201
Senior VP National Accounts	2006	206,238	23,589	—	—	7,628	(12)	237,455
The Hillman Group, Inc.	2005	202,000	46,601	—	—	8,223	(12)	256,824

(1)	Represents base salary including any deferral of salary into the Hillman Nonqualified Deferred Compensation Plan.

(2)	Represents earned bonus for services rendered in each year.

(3)	In connection with the 2004 acquisition by CHS all of the NEOs were issued options to purchase Class A Preferred Stock and shares of Class A Preferred Stock in Hillman Investment Company. The options were issued with a strike price equal to the fair market value of the underlying securities. The option awards are classified as liability based awards, and accordingly, no compensation would have been recognized under SFAS 123R.

(4)	There were no above market earnings in the Hillman Nonqualified Deferred Compensation Plan for the NEO’s.

(5)	Represents employer matching contributions to the Hillman Retirement Savings and 401(k) Plan, employer matching contributions to the Hillman Nonqualified Deferred Compensation Plan, and personal use of Company owned vehicles.

(6)	Includes employer matching contributions to the Hillman Retirement Savings and 401(k) Plan of $8,941, employer matching contributions to the Hillman Nonqualified Deferred Compensation Plan of $2,500, reimbursement of country club dues of $11,000 and car allowance of $12,600.

(7)	Includes employer matching contributions to the Hillman Retirement Savings and 401(k) Plan of $3,214, employer matching contributions to the Hillman Nonqualified Deferred Compensation Plan of $2,500, reimbursement of country club dues of $10,375 and car allowance of $12,600.

(8)	Includes employer matching contributions to the Hillman Retirement Savings and 401(k) Plan of $4,914, employer matching contributions to the Hillman Nonqualified Deferred Compensation Plan of $2,500, reimbursement of country club dues of $10,239 and car allowance of $12,600.

(9)	Includes employer matching contributions to the Hillman Retirement Savings and 401(k) Plan of $5,386, employer matching contributions to the Hillman Nonqualified Deferred Compensation Plan of $2,500, and car allowance of $8,400.

(10)	Includes employer matching contributions to the Hillman Retirement Savings and 401(k) Plan of $6,369, employer matching contributions to the Hillman Nonqualified Deferred Compensation Plan of $2,500, and car allowance of $8,400.

(11)	Includes employer matching contributions to the Hillman Retirement Savings and 401(k) Plan of $5,744, employer matching contributions to the Hillman Nonqualified Deferred Compensation Plan of $2,500, and car allowance of $8,030.

(12)	Represents employer matching contributions to the Hillman Retirement Savings and 401(k) Plan and car allowance and personal use of Company owned vehicles.
Grants of Plan-Based Award Tables
There were no option grants to the named executive officers for the year ended December 31, 2007.
Outstanding Equity Awards at Fiscal Year-End
The following table sets forth the number of unexercised options held by the NEOs at December 31, 2007. The NEOs have never been granted stock awards, so these columns have been omitted from the table.

Option Awards
					Equity
					Incentive
					Plan Awards:
	Number of		Number of		Number of
	Securities		Securities		Securities
	Underlying		Underlying		Underlying
	Unexercised		Unexercised		Unexercised	Option	Option
	Options		Options		Unearned	Exercise	Expiration
Name	Exercisable		Unexercisable		Options	Price	Date
(a)	(b)		(c)		(d)	(e)	(f)
Max W. Hillman	1,948	(1)	1,299	(1)	—	$1,000	03/31/2014
	1,359	(2)	906	(2)	—	$1,000	03/31/2014
James P. Waters	389	(1)	260	(1)	—	$1,000	03/31/2014
	272	(2)	181	(2)	—	$1,000	03/31/2014
Richard P. Hillman	833	(1)	556	(1)	—	$1,000	03/31/2014
	581	(2)	388	(2)	—	$1,000	03/31/2014
George L. Heredia	430	(1)	287	(1)	—	$1,000	03/31/2014
	300	(2)	200	(2)	—	$1,000	03/31/2014
Terry R. Rowe	409	(1)	273	(1)	—	$1,000	03/31/2014
	286	(2)	191	(2)	—	$1,000	03/31/2014

(1)	Class A Preferred Options of the Company.

(2)	Class A Preferred Options of The Hillman Investment Company, a wholly-owned subsidiary of the Company.
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
Option Exercises and Stock Vested
There were no options exercised by the NEOs for the year ended December 31, 2007.
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
The following table sets forth activity in the Hillman Non-Qualified Deferred Compensation Plan for the Named Executive Officers for the year ended December 31, 2007:

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions	Contributions	Earnings	Withdrawals/	Balance at
Name	in Last FY (1)	in Last FY (2)	in Last FY (3)	Distributions	Last FYE
Max W. Hillman	$15,000	$2,500	$278,090	$—	$4,184,974
James P. Waters	$14,747	$2,500	$5,866	$—	$97,801
Richard P. Hillman	$18,868	$2,500	$20,289	$—	$335,884
George L. Heredia	$46,952	$2,500	$3,539	$(116,009)	$52,892
Terry R. Rowe	$—	$—	$—	$—	$—

(1)	Executive Contributions represent the deferral of Base Salary and Bonuses and are also included in the Summary Compensation Table in the Salary column.

(2)	The amounts in this column are also included in the Summary Compensation Table in the all other compensation column.

(3)	Earnings in the deferred compensation plan are excluded from the base salary and bonus reported in the Summary Compensation Table.
Severance and Change in Control Arrangements
The Company has the following severance or change in control arrangements for its NEOs pursuant to the terms of their employment agreements. Upon a change in control of the Company, payment would be provided for all amounts, including accrued investment earnings to participants of the Company’s Nonqualified Deferred Compensation Plan. In addition, after the third anniversary from the date of grant and upon resignation from the Company, termination without cause death, disability, or retirement at the age of 61, NEO’s who hold Preferred Options have put rights on the vested securities at a price equal to the fair market value less any option exercise price payable.
Employment Contracts, Termination of Employment and Change-in-Control Arrangements
Max W. Hillman, President and Chief Executive Officer
Max W. Hillman entered into a four-year employment agreement with the Company effective as of the merger with CHS on March 31, 2004, which term renews on a year-to-year basis after the initial term, unless this agreement is terminated earlier or not renewed. The agreement provides for an annual base salary of $365,000, 2004 bonus compensation in accordance with performance targets established in January, 2004, and subsequent annual bonuses of up to 124% of base salary for the remainder of the term, subject to performance in accordance with performance criteria determined by the board each calendar year. During the term, Mr. Hillman will be eligible to participate in the Company’s 401(k) Plan and Deferred Compensation Plan. Mr. Hillman’s employment agreement contains non-compete and non-solicitation covenants for two years following termination of employment with the Company. If Mr. Hillman is terminated without cause or if he resigns with good reason in the absence of a change in control involving the Company, then the agreement requires the Company to pay Mr. Hillman his normal base salary and bonus compensation for a period of two years following the termination date. In addition, Mr. Hillman would be entitled to health insurance continuation coverage for one year following the termination of his employment, and he would be eligible to participate in the Company’s group life and disability insurance programs under the same terms and conditions that apply to all employees at the Company’s expense. The bonus amount payable to Mr. Hillman would be equal to the average bonus payments made during the preceding three years or the bonus paid during the last year, whichever is greater. The aggregate value of the severance benefits that Mr. Hillman would receive, including the value of the health, life and disability insurance benefits, as of December 31, 2007, is $1,022,036. If the Company should undergo a change in control, Mr. Hillman would receive the lump sum equivalent of one year’s base compensation and 50% of his average bonus during the prior three years. This amount would be $506,018 if such amount were payable as of December 31, 2007. In either case, Mr. Hillman would also be entitled to health insurance continuation coverage for one year following the termination of his employment. In addition he would be eligible to participate in the Company’s group life and disability insurance programs under the same terms and conditions that apply to all employees at the Company’s expense.

James P. Waters, Chief Financial Officer
James P. Waters entered into a two-year employment agreement with the Company effective as of the merger with CHS on March 31, 2004, which term renews on a year-to-year basis after the initial term, unless this agreement is terminated earlier or not renewed. The agreement provides for an annual base salary of $180,000, 2004 bonus compensation in accordance with performance targets established in January, 2004, and subsequent annual bonuses of up to 60% of base salary for the remainder of the term, subject to performance in accordance with performance criteria determined by the board each calendar year. During the term, Mr. Waters will be eligible to participate in the Company’s 401(k) Plan and Deferred Compensation Plan. Mr. Waters’ employment agreement contains non-compete and non-solicitation covenants for two years following termination of employment with the Company. If Mr. Waters is terminated without cause or if he resigns with good reason in the absence of a change in control involving the Company, then the agreement requires the Company to pay Mr. Waters his normal base salary and 50% of his bonus compensation for a period of one year following the termination date. In addition, Mr. Waters would be entitled to health insurance continuation coverage for one year following the termination of his employment, and he would be eligible to participate in the Company’s group life and disability insurance programs under the same terms and conditions that apply to all employees at the Company’s expense. The bonus amount payable to Mr. Waters would be equal to the average bonus payments made during the preceding three years or the bonus paid during the last year, whichever is greater. If the company should undergo a change in control, Mr. Waters would receive the lump sum equivalent of one year’s base compensation and 50% of his average bonus during the prior three years. Under either scenario, the aggregate value of the severance benefits Mr. Waters would receive, including the value of the health, life and disability insurance, as of December 31, 2007, is $259,702.
Richard P. Hillman, President of The Hillman Group, Inc.
Richard P. Hillman entered into a three-year employment agreement with the Company effective as of the merger with CHS on March 31, 2004, which term renews on a year-to-year basis after the initial term, unless this agreement is terminated earlier or not renewed. The agreement provides for an annual base salary of $252,000, 2004 bonus compensation in accordance with performance targets established in January, 2004, and subsequent annual bonuses of up to 70% of base salary for the remainder of the term, subject to performance in accordance with performance criteria determined by the board each calendar year. During the term, Mr. Hillman will be eligible to participate in the Company’s 401(k) Plan and Deferred Compensation Plan. Mr. Hillman’s employment agreement contains non-compete and non-solicitation covenants for two years following termination of employment with the Company. If Mr. Hillman is terminated without cause or if he resigns with good reason in the absence of a change in control involving the Company, then the agreement requires the Company to pay Mr. Hillman his normal base salary and bonus compensation for a period of two years following the termination date. In addition, Mr. Hillman would be entitled to health insurance continuation coverage for one year following the termination of his employment, and he would be eligible to participate in the Company’s group life and disability insurance programs under the same terms and conditions that apply to all employees at the Company’s expense. The bonus amount payable to Mr. Hillman would be equal to the average bonus payments made during the preceding three years or the bonus paid during the last year, whichever is greater. The aggregate value of the severance benefits that Mr. Hillman would receive, including the value of the health, life and disability insurance, as of December 31, 2007, is $363,853. If the company should undergo a change in control, Mr. Hillman would receive the lump sum equivalent of one year’s base compensation and 50% of his average bonus during the prior three years. This amount would be $316,542 if such amount were payable as of December 31, 2007.
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

Director Compensation
The following table sets forth compensation that the Company paid during the year ended December 31, 2007, to its directors. The Company is a controlled company within the meaning of the American Stock Exchange (“Amex”) listing standards because affiliates of CHS own more than 50% of the outstanding shares of the Company’s common voting stock. Accordingly, the Company is exempt from the requirements of the Amex listing standards to maintain a majority of independent directors on the Company’s board of directors and to have a nominating committee and a compensation committee composed entirely of independent directors.

					Change in
					Pension
					Value and
	Fees			Non-Equity	Nonqualified
	Earned			Incentive	Deferred
	or Paid	Stock	Option	Plan	Compensation	All Other
Name	in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Peter M. Gotsch	$0	NA	NA	NA	$0	$0	$0
Maurice P. Andrien, Jr.	$26,500	NA	NA	NA	$0	$0	$26,500
Max W. Hillman (1)	$0	NA	NA	NA	$0	$0	$0
Andrew W. Code	$0	NA	NA	NA	$0	$0	$0
Larry Wilton	$26,500	NA	NA	NA	$0	$0	$26,500
Shael J. Dolman	$0	NA	NA	NA	$0	$0	$0

(1)	Mr. Hillman also serves as the Company’s Chief Executive Officer. The compensation awarded to him in these capacities is represented in the Summary Compensation Table. He is not compensated in his role as a Director.
Maurice P. Andrien, Jr. and Larry Wilton are entitled to receive $4,000 for each Board meeting attended, an annual retainer of $5,000 and $1,500 for each Board committee meeting attended. Mr. Andrien and Mr. Wilton each received $25,000 cash compensation for the year ended December 31, 2007 for attending meetings of the Board of Directors and $1,500 for attending a meeting of the Audit Committee of the Board of Directors. The remaining members of the Board of Directors and related committees are employed and compensated by either CHS, OTPP, or the Company and were not compensated for their service on the Board during the year ended December 31, 2007. Directors do not receive any perquisites or other personal benefits from the Company.

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

	Class A Common		Class B Common		Class C Common				Class A Preferred
Name	Stock (1)		Stock (2)		Stock (3)		Total Common Stock (4)		Stock (5)
5% Owners	Shares	Percent	Shares	Percent	Shares	Percent	Shares	Percent	Shares	Percent
Code Hennessy & Simmons IV LP
10 South Wacker Dr. Suite 3175 Chicago, IL 60606	4,904.9	78.89%	—	—	—	—	4,904.9	49.03%	46,869.4	49.00%
Ontario Teachers Pension Plan
5650 Yonge St. North York, Ontario M2M 4H5	—	—	—	—	2,787.1	100.00%	2,787.1	27.86%	26,632.3	27.84%
HarbourVest Partners VI – Direct Fund, L.P.
One Financial Center 44th Floor Boston, MA 02111	871.0	14.01%	—	—	—	—	871.0	8.71%	8,322.6	8.70%
Directors and Executive Officers
Max W. Hillman	166.4	2.68%	343.4	34.34%	—	—	509.8	5.10%	4,565.9	4.78	%(6)
Richard P. Hillman	54.6	0.88%	144.6	14.46%	—	—	199.2	1.99%	1,953.7	2.04	%(7)
George L. Heredia	23.3	0.38%	73.9	7.39%	—	—	97.2	0.97%	1,007.8	1.05	%(8)
Terry R. Rowe	23.9	0.38%	70.6	7.07%	—	—	94.5	0.95%	960.4	1.01	%(9)
James P. Waters	23.9	0.38%	67.3	6.73%	—	—	91.2	0.91%	912.4	0.95	%(10)
All Directors and Executive Officers as a Group (11 persons)	412.0	6.63%	1,000.0	100.00%	—	—	1,412.0	14.11%	13,548.5	14.16%

(1)	Each holder of Class A Common Stock is entitled at any time to convert any or all of the shares into an equal number of shares of Class C Common Stock.

(2)	Class B Common Stock has no voting rights.

(3)	Each holder of Class C Common Stock is entitled at any time to convert any or all of the shares into an equal number of shares of Class A Common Stock. Each share of Class C Common Stock is entitled to one vote provided that the aggregate voting power of Class C Common Stock (with respect to the election of directors) never exceeds 30%.

(4)	Total of all classes of Common Stock

(5)	Class A Preferred shares do not have voting rights.

(6)	Includes options to purchase 3,243.7 shares of Class A Preferred stock

(7)	Includes options to purchase 1,387.9 shares of Class A Preferred stock.

(8)	Includes options to purchase 716.0 shares of Class A Preferred stock.

(9)	Includes options to purchase 682.3 shares of Class A Preferred stock.

(10)	Includes options to purchase 648.2 shares of Class A Preferred stock.

Item 13 – Certain Relationships and Related Transactions.
On March 31, 2004, the Company was acquired by affiliates of Code Hennessy & Simmons LLC (“CHS”). In connection with the CHS acquisition, the Company is obligated to pay management fees to a subsidiary of CHS in the amount of $57,962 per month and to pay transaction fees to a subsidiary of OTPP in the amount of $25,640 per month, plus out of pocket expenses, for each month commencing with the closing date of the Merger Transaction. The Company has paid management and transaction fees and expenses of $1,023,334, $1,019,289 and $1,044,951 to CHS and OTPP for the years ended December 31, 2007, 2006 and 2005, respectively.
The Company’s Code of Business Conduct and Ethics addresses the approval of related party transactions including transactions between the Company and its officers, directors, and employees. The Company does not allow officers, directors and employees to give preferences in business dealings based upon personal financial considerations. Officers, directors and employees are also not permitted to own financial interest in or hold any employment or managerial position with a competing firm or one that seeks to do or does business with the company. In addition, the Company’s code prohibits officers, directors and employees from receiving or giving loans, gifts or benefits to any supplier, customer or competitor unless specifically permitted in the Company’s code. Such expenditures or gifts must be reported to, and approved by a supervisor. Compliance review and reporting procedures for violations of the Company rules are also listed in the ethics code.
Item 14 – Principal Accounting Fees and Services.
Audit Fees
Audit fees consist of fees billed for professional services rendered for the audit of the Company’s financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings. The aggregate fees billed by Grant Thornton LLP for the 2007 and 2006 audit were approximately $436,598 and $388,829, respectively.
Audit Related Fees
Audit related fees are fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not under “Audit Fees.” There were no audit related fees billed by Grant Thornton LLP in 2006. Grant Thornton billed $41,400 for the year ended December 31, 2007 in connection with a review of the internal control risk assessment and process documentation prepared by the Company’s internal audit department.
Tax Fees
Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. There have been no tax fees billed by Grant Thornton LLP.
All Other Fees
No other services were rendered by Grant Thornton LLP for 2007 or 2006.
The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by Grant Thornton on a case by case basis, and any pre-approval is detailed as to the particular service or category of service and is generally subject to a specific budget. These services may include audit services, audit related services, tax services and other related services. Grant Thornton LLP and management are required to periodically report to the Audit Committee regarding the extent of services provided by Grant Thornton LLP in accordance with this pre-approval policy, and the fees for the services performed to date.

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
2.1	Unit Repurchase Agreement by and among The Hillman Companies, Inc., SunSub Holdings LLC and GC-Sun Holdings, L.P. dated April 13, 2002. (6)(Exhibit 10.2)

2.2	Asset Purchase Agreement between Fastenal Company and The Hillman Group, Inc. dated October 3, 2002. (7)(Exhibit 10.3)

2.3	Agreement and Plan of Merger dated as of June 18, 2001 by and among Allied Capital Corporation, Allied Capital Lock Acquisition Corporation and SunSource Inc. (4)(Exhibit 2.1)

2.4	Asset Purchase Agreement dated September 28, 2001, by and between SunSource Technology Services, LLC, and STS Operating, Inc. (5)(Exhibit 2.1)

2.5	Agreement and Plan of Merger dated as of February 14, 2004 by and among the Company, HCI Acquisition Corp. and the Common Stockholders of the Company. (2)(Exhibit 2.1)

2.6	Stock Purchase Agreement by and among All Points Industries, Inc., Gabrielle Mann, Gregory Mann, and The Hillman Group, Inc. dated as of December 28, 2007. (16)(Exhibit 2.6)

3.1	Bylaws as adopted by the Corporation’s stockholders as of March 30, 2004. (10)(Exhibit 3.2)

3.2	Amendment No. 1 to the Company’s Bylaws effective October 26, 2007. (15)(Exhibit 99.1)

3.3	Restated Certificate of Incorporation of the Company as of March 30, 2004. (10)(Exhibit 3.1)

4.1	HCI Stockholders Agreement dated March 31, 2004. (9)(Exhibit 4.1)

4.2	Amended and Restated Declaration of Trust. (1)(Exhibit 4.1)

4.3	Indenture between the Company and the Bank of New York. (1)(Exhibit 4.2)

4.4	Preferred Securities Guarantee. (1)(Exhibit 4.3)

4.5	Rights Agreement between the Company and the Registrar and Transfer Company. (1)(Exhibit 10.5)

4.6	Amendment No. 1 to the Rights Agreement dated June 18, 2001. (8)(Exhibit 4.6)

4.7	Amendment No. 2 to the Rights Agreement dated February 14, 2004. (8)(Exhibit 4.7)

4.8	Hillman Investment Company Stockholders Agreement dated March 31, 2004. (9) (Exhibit 4.2)

4.9	Registration Agreement dated March 31, 2004. (9) (Exhibit 4.3)

10.1	Credit Agreement dated as of March 31, 2004 by and among The Hillman Companies, Inc., Hillman Investment Company, The Hillman Group, Inc., Merrill Lynch Capital as Administrative Agent, Issuing Lender and Swingline Lender, JP Morgan Chase Bank as Syndication Agent, and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and JP Morgan Securities as Joint Lead Arrangers and Joint Lead Bookrunners. (9)(Exhibit 10.1)

10.2	Loan Agreement dated as of March 31, 2004 by and among The Hillman Companies, Inc., Hillman Investment Company, The Hillman Group, Inc., and Allied Capital Corporation. (9)(Exhibit 10.2)

10.3	Subordination and Intercreditor Agreement dated March 31, 2004. (9)(Exhibit 10.3)

10.4	The Hillman Companies, Inc. 2004 Stock Option Plan. (9)(Exhibit 10.4)

10.5	The Hillman Companies, Inc. Amended and Restated 2004 Stock Option Plan. (12) (Exhibit 10.5)

10.6	The Hillman Companies, Inc. Employee Securities Purchase Plan. (9)(Exhibit 10.5)

10.7	Hillman Investment Company Employee Securities Purchase Plan. (9)(Exhibit 10.6)

10.8	HCI Securities Purchase Agreement dated March 31, 2004. (9)(Exhibit 10.7)

10.9	Joinder to Securities Purchase Agreement dated March 31, 2004. (9)(Exhibit 10.8)

10.10	Hillman Investment Company Securities Purchase Agreement dated March 31, 2004. (9)(Exhibit 10.9)

10.11	Management Agreement dated March 31, 2004. (9)(Exhibit 10.10)

10.12	Employment Agreement by and between The Hillman Group, Inc. and Max W. Hillman dated March 31, 2004. (9)(Exhibit 10.11)

10.13	Executive Securities Agreement between Max W. Hillman and HCI Acquisition Corp. dated March 31, 2004. (9)(Exhibit 10.12)

10.14	Employment Agreement by and between The Hillman Group, Inc. and Richard P. Hillman dated March 31, 2004. (9)(Exhibit 10.13)

10.15	Executive Securities Purchase Agreement between HCI Acquisition Corp. and Richard P. Hillman dated March 31, 2004. (9)(Exhibit 10.14)

10.16	Employment Agreement by and between The Hillman Group, Inc. and James P. Waters dated March 31, 2004. (9)(Exhibit 10.15)

10.17	Executive Securities Agreement by and between HCI Acquisition Corp. and James P. Waters dated March 31, 2004. (9)(Exhibit 10.16)

10.18	Executive Securities Agreement by and between HCI Acquisition Corp. and George L. Heredia dated March 31, 2004. (12)(Exhibit 10.18)

10.19	Executive Securities Agreement by and between HCI Acquisition Corp. and Terry R. Rowe dated March 31, 2004. (12)(Exhibit 10.19)

10.20	SunSource Inc. Nonqualified Deferred Compensation Plan dated as of August 1, 2000. (3)(Exhibit 10.1)

10.21	The Hillman Companies, Inc. Nonqualified Deferred Compensation Plan (amended and restated). (11)(Exhibit 10.1)

10.22	First Amendment to The Hillman Companies, Inc. Nonqualified Deferred Compensation Plan. (11)(Exhibit 10.2)

10.23	Asset Purchase Agreement dated January 5, 2006 between The SteelWorks Corporation and The Hillman Group, Inc. (13)(Exhibit 10.1)

10.24	Supply Agreement dated January 5, 2006 between The SteelWorks Corporation and The Hillman Group, Inc. (13)(Exhibit 10.2)

10.25	Amended and Restated Credit Agreement dated July 21, 2006. (14)(Exhibit 10.1)

10.26	Second Amendment to Loan Agreement dated July 21, 2006. (14)(Exhibit 10.2)

12.1	* Computation of Ratio of Income to Fixed Charges.

18.1	* Preferability Letter from Grant Thornton LLP, our Independent Registered Public Accounting Firm.

21.1	* Subsidiaries. (As of December 31, 2007)

31.1	* Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2	* Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1	* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to Registration Statement No. 333-44733 on Form S-2.

(2)	Filed as an exhibit to the Form 8-K filed February 17, 2004.

(3)	Filed as an exhibit to Annual Report on Form 10-K for the year ended December 31, 2000.

(4)	Filed on June 21, 2001 as an exhibit to the Current Report on Form 8-K filed on June 21, 2001.

(5)	Filed as an exhibit to the Current Report on Form 8-K filed on October 15, 2001.

(6)	Filed as an exhibit to Quarterly Report on Form 10-Q for the Quarter ended June 30, 2002.

(7)	Filed as an exhibit to the Current Report on Form 8-K filed on October 4, 2002.

(8)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2003.

(9)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the Quarter ended March 31, 2004.

(10)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the Quarter ended June 30, 2004.

(11)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the Quarter ended September 30, 2004.

(12)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2004.

(13)	Filed as an exhibit to the Current Report on Form 8-K filed on January 11, 2006.

(14)	Filed as an exhibit to the Current Report on Form 8-K filed on August 1, 2006.

(15)	Filed as an exhibit to the Current Report on Form 8-K filed on November 1, 2007.

(16)	Filed as an exhibit to the Current Report on Form 8-K filed on December 28, 2007.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HILLMAN COMPANIES, INC.

Date: March 28, 2008	By:	/s/ James P. Waters
James P. Waters
	Title:	Chief Financial Officer and Duly
Authorized Officer of the Registrant
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Capacity	Date

/s/ Max W. Hillman	Principal Executive Officer and Director	March 28, 2008

Max W. Hillman

/s/ Peter M. Gotsch	Chairman and Director	March 28, 2008

Peter M. Gotsch

/s/ Harold J. Wilder	Principal Accounting Officer	March 28, 2008

Harold J. Wilder

/s/ Andrew W. Code	Director	March 28, 2008

Andrew W. Code

/s/ Larry Wilton	Director	March 28, 2008

Larry Wilton

/s/ Maurice P. Andrien, Jr.	Director	March 28, 2008

Maurice P. Andrien, Jr.

/s/ Shael J. Dolman	Director	March 28, 2008

Shael J. Dolman