Form 10-Q
period 2008-03-31
HILLMAN COMPANIES INC
filed 2008-05-15
CIK 1029831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☑
On May 15, 2008, there were 6,217.3 Class A Common Shares issued and outstanding, 1,000.0 Class B Common Shares issued and outstanding, 2,787.1 Class C Common Shares issued and outstanding, 82,192.8 Class A Preferred Shares issued and outstanding by the Registrant, 57,344.4 Class A Preferred Shares issued and outstanding by the Hillman Investment Company and 4,217,724 Trust Preferred Securities issued and outstanding by the Hillman Group Capital Trust. The Trust Preferred Securities trade on the American Stock Exchange under symbol HLM.Pr.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
INDEX

PAGE(S)
PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets	3-4

Condensed Consolidated Statements of Operations	5

Condensed Consolidated Statements of Cash Flows	6

Condensed Consolidated Statements of Changes in Stockholders’ Equity	7

Notes to Condensed Consolidated Financial Statements	8-18

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-29

Item 3. Quantitative and Qualitative Disclosures about Market Risk	30

Item 4. Controls and Procedures	30

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	31

Item 1A. Risk Factors	31

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3. Defaults upon Senior Securities	31

Item 4. Submission of Matters to a Vote of Security Holders	31

Item 5. Other Information	31

Item 6. Exhibits	31

SIGNATURES	32

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(dollars in thousands)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$1,955	$11,919
Restricted investments	343	325
Accounts receivable, net	67,365	48,962
Inventories, net	106,710	97,976
Deferred income taxes, net	7,951	7,780
Other current assets	3,631	3,355

Total current assets	187,955	170,317
Property and equipment, net	55,702	56,088
Goodwill	260,687	260,687
Other intangibles, net	158,212	159,971
Restricted investments	4,961	5,316
Deferred financing fees, net	3,391	3,711
Investment in trust common securities	3,261	3,261
Other assets	2,043	709

Total assets	$676,212	$660,060

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,020	$23,233
Current portion of senior term loans	2,350	2,350
Current portion of capitalized lease obligations	315	266
Junior subordinated interest payable	1,019	—
Accrued expenses:
Salaries and wages	4,052	4,628
Pricing allowances	5,867	5,484
Income and other taxes	2,532	2,166
Interest	1,246	1,241
Deferred compensation	343	325
Other accrued expenses	6,444	5,476

Total current liabilities	54,188	45,169
Long term senior term loans	229,125	229,125
Bank revolving credit	9,120	—
Long term capitalized lease obligations	314	239
Long term unsecured subordinated notes	49,820	49,820
Junior subordinated debentures	116,407	116,505
Mandatorily redeemable preferred stock	89,833	87,358
Management purchased preferred options	5,469	5,298
Deferred compensation	4,961	5,316
Deferred income taxes, net	43,075	43,704
Accrued dividends on preferred stock	47,172	43,566
Other non-current liabilities	10,190	9,353

Total liabilities	659,674	635,453

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(dollars in thousands)

	March 31,	December 31,
	2008	2007
LIABILITIES AND STOCKHOLDERS’ EQUITY (CONTINUED)
Common and preferred stock with put options:
Class A Preferred stock, $.01 par, 238,889 shares authorized, 88.0 issued and outstanding	88	88

Class A Common stock, $.01 par, 23,141 shares authorized, 412.0 issued and outstanding	247	417

Class B Common stock, $.01 par, 2,500 shares authorized, 1,000.0 issued and outstanding	624	1,635

Commitments and contingencies

Stockholders’ equity:
Preferred Stock:
Class A Preferred stock, $.01 par, 238,889 shares authorized, 82,104.8 issued and outstanding	1	1

Common Stock:
Class A Common stock, $.01 par, 23,141 shares authorized, 5,805.3 issued and outstanding	—	—
Class C Common stock, $.01 par, 30,109 shares authorized, 2,787.1 issued and outstanding	—	—
Additional paid-in capital	40,745	44,164
Accumulated deficit	(24,641)	(21,287)
Accumulated other comprehensive loss	(526)	(411)

Total stockholders’ equity	15,579	22,467

Total liabilities and stockholders’ equity	$676,212	$660,060

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
FOR THE THREE MONTHS ENDED
(dollars in thousands)

	March 31,	March 31,
	2008	2007
Net sales	$106,796	$100,924
Cost of sales (exclusive of depreciation and amortization shown separately below)	52,945	48,278

Gross profit	53,851	52,646

Operating expenses:
Selling, general and administrative expenses	39,555	39,629
Depreciation	4,696	4,709
Amortization	1,759	1,937
Management and transaction fees to related party	251	253

Total operating expenses	46,261	46,528

Other (expense) income, net	(312)	15

Income from operations	7,278	6,133

Interest expense, net	5,463	6,403
Interest expense on mandatorily redeemable preferred stock and management purchased options	2,646	2,347
Interest expense on junior subordinated debentures	3,152	3,153
Investment income on trust common securities	(94)	(95)

Loss before income taxes	(3,889)	(5,675)

Income tax benefit	(535)	(929)

Net loss	$(3,354)	$(4,746)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE THREE MONTHS ENDED
(dollars in thousands)

	March 31,	March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(3,354)	$(4,746)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	6,455	6,646
Deferred income tax provision (benefit)	(800)	1,302
Interest on mandatorily redeemable preferred stock and management purchased options	2,646	2,347
Changes in operating items:
Increase in accounts receivable, net	(18,403)	(9,533)
Increase in inventories, net	(8,734)	(2,713)
Increase in other assets	(1,610)	(261)
Increase in accounts payable	6,787	4,253
Increase in junior subordinated interest payable	1,019	1,019
Increase (decrease) in other accrued liabilities	1,146	(2,773)
Other items, net	(57)	1,146

Net cash used for operating activities	(14,905)	(3,313)

Cash flows from investing activities:
Capital expenditures	(4,078)	(3,663)
Other, net	—	—

Net cash used for investing activities	(4,078)	(3,663)

Cash flows from financing activities:
Repayments of senior term loans	—	(587)
Borrowings of revolving credit loans	12,620	6,141
Repayments of revolving credit loans	(3,500)	—
Principal payments under capitalized lease obligations	(101)	(68)

Net cash provided by financing activities	9,019	5,486

Net decrease in cash and cash equivalents	(9,964)	(1,490)

Cash and cash equivalents at beginning of period	11,919	2,551

Cash and cash equivalents at end of period	$1,955	$1,061

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

						Accumulated
			Additional	Class A		Other	Total
	Common Stock		Paid-in	Preferred	Accumulated	Comprehensive	Stockholders’
	Class A	Class C	Capital	Stock	Deficit	Loss	Equity

Balance at December 31, 2007	—	—	$44,164	$1	$(21,287)	$(411)	$22,467

Net loss	—	—	—	—	(3,354)	—	(3,354)
Class A Common Stock FMV adjustment (2)	—	—	170	—	—	—	170
Dividends to shareholders	—	—	(3,605)	—	—	—	(3,605)
Stock-based compensation	—	—	16	—	—	—	16
Change in cumulative foreign translation adjustment (1)	—	—	—	—	—	21	21
Change in derivative security value (1)	—	—	—	—	—	(136)	(136)

Balance at March 31, 2008	—	—	$40,745	$1	$(24,641)	$(526)	$15,579

(1)	The cumulative foreign translation adjustment and change in derivative security value, net of taxes, represent the only items of other comprehensive loss.

(2)	Company management controls 412 shares of class A common stock which contain a put feature that allows redemption at the holder’s option. These shares have been adjusted to fair market value in accordance with EITF D-98, “Classification and Measurement of Redeemable Securities.” See Note 9 of condensed consolidated financial statements.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
On March 31, 2004, The Hillman Companies, Inc. was acquired by affiliates of Code Hennessy & Simmons LLC (“CHS”). Pursuant to the terms and conditions of an Agreement and Plan of Merger dated as of February 14, 2004, the Company was merged with an affiliate of CHS, with the Company surviving the merger (“Merger Transaction”).
As a result of the Merger Transaction, affiliates of CHS own 49.1% of the Company’s outstanding common stock and 54.5% of the Company’s voting common stock, Ontario Teacher’s Pension Plan (“OTPP”) owns 27.9% of the Company’s outstanding common stock and 31.0% of the Company’s voting common stock and HarbourVest Partners VI owns 8.7% of the Company’s outstanding common stock and 9.7% of the Company’s voting common stock. OTPP’s voting rights with respect to the election of directors to the Board of Directors is limited to the lesser of 30.0% or the actual percentage of voting stock held. Certain members of management own 14.1% of the Company’s outstanding common stock and 4.5% of the Company’s voting common stock.
The accompanying unaudited condensed consolidated financial statements present information in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. Management believes the financial statements include all normal recurring accrual adjustments necessary for a fair presentation. Operating results for the three month period ended March 31, 2008 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report filed on Form 10-K for the year ended December 31, 2007.
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
2. Summary of Significant Accounting Policies:
Accounts Receivable and Allowance for Doubtful Accounts:
The Company establishes the allowance for doubtful accounts using the specific identification method and also provides a reserve in the aggregate. The estimates for calculating the aggregate reserve are based on historical collection experience. The allowance for doubtful accounts was $528 as of March 31, 2008 and $597 as of December 31, 2007.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
2. Summary of Significant Accounting Policies (continued):
Shipping and Handling:
The costs incurred to ship product to customers, including freight and handling expenses, are included in selling, general and administrative (“SG&A”) expenses on the Company’s statements of operations. The Company’s shipping and handling costs included in SG&A were $4,618 and $4,492 for the three months ended March 31, 2008 and 2007, respectively.
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
3. Recent Accounting Pronouncements:
Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standard No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Liabilities — Including an amendment of FASB Statement No. 115.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The Company is not electing the fair value option for any of its eligible financial instruments and other items that are not already measured at fair value under existing standards.
In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160 (“SFAS 160”), “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. SFAS 160 requires the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated balance sheet as a component of shareholders’ equity. It also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect that adoption of SFAS 160 will have a material effect on its results of operations and financial position.
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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
3. Recent Accounting Pronouncements (continued):
In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities”. SFAS 161 requires expanded disclosure about the Company’s hedging activities and use of derivative instruments in its hedging activities. SFAS 161 is effective for fiscal years beginning on or after December 15, 2008 and for interim periods within those fiscal years. The Company is currently assessing the impact of this standard on its consolidated financial statements.
4. Acquisition:
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
The following table indicates the pro forma financial statements of the Company for the three months ended March 31, 2007. The pro forma financial statements give effect to the All Points acquisition, as if it had occurred on January 1, 2007:

Net sales	$107,031
Net loss	(4,535)
The pro forma results are based on assumptions that the Company believes are reasonable under the circumstances. The pro forma results are not necessarily indicative of the operating results that would have occurred if the transactions had been effective January 1, 2007, nor are they intended to be indicative of results that may occur in the future. The underlying pro forma information includes the historical financial results of the Company, the Company’s financing arrangements, and certain purchase accounting adjustments.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
5. Other Intangibles, net:
Intangible assets are amortized over their useful lives and are subject to lower of cost or market impairment testing.
Other intangibles, net as of March 31, 2008 and December 31, 2007 consist of the following:

	Estimated
	Useful Life	March 31,	December 31,
	(Years)	2008	2007
Customer relationships	23	$126,651	$126,651
Trademarks	Indefinite	47,294	47,294
Patents	9	7,960	7,960
Non-compete agreements	4	5,742	5,742

Intangible assets, gross		187,647	187,647
Less: Accumulated amortization		29,435	27,676

Other intangibles, net		$158,212	$159,971

The Company’s amortization expense for amortizable assets for the three months ended March 31, 2008 and 2007 was $1,759 and $1,937, respectively. The Company’s amortization expense for amortizable assets for the year ended December 31, 2008 is estimated to be $7,037 and for the years ending December 31, 2009, 2010, 2011, 2012, and 2013 are estimated to be $6,875, $6,391, $6,391, $6,391, and $5,727, respectively.
6. Contingencies:
The Company self insures its product liability, automotive, worker’s compensation and general liability losses up to $250 per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences in excess of $250 up to $35,000. The two risk areas involving the most significant accounting estimates are workers’ compensation and automotive liability. Actuarial valuations performed by the Company’s outside risk insurance expert, Insurance Services Office, Inc., were used to form the basis for workers’ compensation and automotive liability loss reserves. The actuary contemplated the Company’s specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes the liability recorded for such risk insurance reserves is adequate as of March 31, 2008, but due to judgments inherent in the reserve estimation process it is possible the ultimate costs will differ from this estimate.
As of March 31, 2008, the Company has provided certain vendors and insurers letters of credit aggregating $5,262 related to its product purchases and insurance coverage of product liability, workers compensation and general liability.
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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
6. Contingencies (continued):
Legal proceedings are pending which are either in the ordinary course of business or incidental to the Company’s business. Those legal proceedings incidental to the business of the Company are generally not covered by insurance or other indemnity. In the opinion of management, the ultimate resolution of the pending litigation matters will not have a material adverse effect on the condensed consolidated financial position, operations or cash flows of the Company.
7. Related Party Transactions:
The Company is obligated to pay management fees to a subsidiary of CHS in the amount of $58 per month and to pay transaction fees to a subsidiary of OTPP in the amount of $26 per month, plus out of pocket expenses. The Company has recorded management and transaction fee charges and expenses from CHS and OTPP for the three month periods ended March 31, 2008 and 2007 of $251 and $253, respectively.
Gregory Mann and Gabrielle Mann are employed by the All Points division of Hillman as President and Vice President, respectively. All Points leases an industrial warehouse and office facility from companies under the control of the Mann’s. The Company has recorded rental expense for the lease of this facility in the amount of $76 and $0 for the three month periods ended March 31, 2008 and 2007, respectively.
8. Income Taxes:
The Company’s policy is to estimate income taxes for interim periods based on estimated annual effective tax rates which are derived, in part, from expected pre-tax income. However, the income tax provision for the three months ended March 31, 2008 has been computed on a discrete period basis as a result of the Company’s inability to reliably estimate pre-tax income for the remainder of the year. The Company’s estimated annual effective tax rate for the year ended December 31, 2008 is 162.5%, which could result in significant variations in the reported tax provision in the interim periods. Accordingly, the interim tax provision for the three month period ended March 31, 2008 was calculated on a discrete period basis by multiplying the statutory income tax rate by pretax earnings adjusted for permanent book tax basis differences.
The effective income tax rate was 13.8% and 16.4% for the first three months ended March 31, 2008 and 2007, respectively. In addition to the effect of state taxes, the effective income tax rate differed from the federal statutory rate primarily due to the effect of nondeductible interest on mandatorily redeemable preferred stock and stock compensation expense.
The Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” as of January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $2,868 decrease in the deferred tax asset related to the future tax benefit of the Company’s net operating loss carryforward. There was a corresponding adjustment of a $1,438 decrease in the January 1, 2007 balance of accumulated deficit and a $1,430 reduction in the Company’s uncertain tax position reserve. Also, as a result of the adoption of FIN 48, the Company’s uncertain tax position reserve was reduced an additional $608, all of which was recorded as a reduction of the goodwill recorded in the 2004 Merger Transaction. At the adoption date, $1,445 of the gross unrecognized tax benefit would impact the effective tax rate if recognized. There was no adjustment of the FIN 48 reserve in the first quarter ended March 31, 2008.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
8. Income Taxes (continued):
The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. In conjunction with the adoption of FIN 48, the Company has not recognized any adjustment for interest or penalties in its financial statements due to its net operating loss position. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to March 31, 2009.
The Company files a consolidated income tax return in the United States and numerous consolidated and separate income tax returns in various states and foreign jurisdictions. As of March 31, 2008, with few exceptions, the Company is no longer subject to U.S. federal, state and foreign tax examinations by tax authorities for tax years prior to 2004.
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
EITF D-98, “Classification and Measurement of Redeemable Securities,” requires securities that are either currently redeemable or where redemption is probable to be marked to redemption value with a corresponding charge to accumulated paid in capital. The ESA allows the management shareholders to put, or redeem, the Class A Common Stock back to the Company if terminated for other than cause. Under the terms of the ESA, the redemption value of the Class A Common Stock is equal to the fair market value as determined by the Board of Directors. Accordingly, the Class A Common stock has been adjusted to its fair market value of $247 as of March 31, 2008 with a corresponding increase in accumulated paid-in capital of $170.
The repurchase feature of the Class B Common Stock triggers liability accounting treatment under SFAS 123(R), “Accounting for Stock Based Compensation”. See Note 10, Stock Based Compensation, for further information.

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
Preferred Stock:
The Company has 238,889 authorized shares of Class A Preferred Stock, 82,192.8 of which are issued and outstanding and 13,450.7 of which are reserved for issuance upon the exercise of options to purchase shares of Class A Preferred Stock. Holders of Class A Preferred Stock are not entitled to any voting rights. Holders of Class A Preferred Stock are entitled to preferential dividends that shall accrue on a daily basis at the rate of 11.5% per annum of the sum of the Liquidation Value (as defined in the Certificate of Incorporation) plus all accumulated and unpaid dividends thereon.
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
The Hillman Investment Company Class A Preferred Stock is mandatorily redeemable on March 31, 2028 and in accordance with Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (“SFAS 150”) has been classified as debt in the accompanying condensed consolidated balance sheets. The Hillman investment Company Class A Preferred Stock is redeemable at its liquidation value of $1,000 per share plus all accumulated and unpaid dividends. Dividends on the mandatorily redeemable Class A Preferred Stock were $2,646 and $2,347 for the three months ended March 31, 2008 and 2007, respectively. The dividends on the mandatorily redeemable Class A Preferred Stock are recorded as interest expense in the accompanying condensed consolidated statement of operations.
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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
9. Common and Preferred Stock (continued):
SFAS 150 requires the initial and subsequent valuations of the Purchased Options be measured at fair value with the change in fair value recognized as interest expense. For the three months ended March 31, 2008 and 2007, interest expense of $171 and $151, respectively, was recorded in the accompanying condensed consolidated statement of operations to recognize the increase in fair market value of the Purchased Options.
The table below reconciles the components of the Preferred Stock and the Purchased Options to the accompanying condensed consolidated balance sheets:

	March 31,	December 31,
	2008	2007
Hillman Investment Company Class A Preferred Stock	$54,927	$54,927
Purchased Options — Hillman Investment Company Class A Preferred Stock	2,254	2,254
Accumulated and unpaid dividends	32,652	30,177

Total Mandatorily redeemable preferred stock	$89,833	$87,358

Purchased Options — Hillman Companies, Inc. Class A Preferred Stock	$3,230	$3,230
Accumulated and unpaid dividends	2,239	2,068

Total Mandatorily redeemable preferred stock	$5,469	$5,298

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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
10. Stock-Based Compensation (continued):
Common Option Plan:
On March 31, 2004, the Company adopted the 2004 Stock Option Plan (“Common Option Plan”) following Board and shareholder approval. Grants under the Common Option Plan will consist of non-qualified stock options for the purchase of Class B Common Shares. The number of Class B Common Shares authorized for issuance under the Common Option Plan is not to exceed 356.41 shares. Unless otherwise consented to by the Board, the aggregate number of Class B Common Shares for which options may be granted under the Common Option Plan cannot exceed 71.28 in any one calendar year. The Common Option Plan is administered by a Committee of the Board. The Committee determines the term of each option, provided that the exercise period may not exceed ten years from date of grant. The Class B Common Options vest over five years with 20% vesting on each anniversary of the date of grant.
The fair value of the most recent option grant in 2007 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield equaling 0%, risk-free interest rate of 4.6%, expected volatility of 27.3% based on the average of four comparable publically traded companies, and expected life of 6 years.
A summary of stock option activity for the three months ended March 31, 2008 is presented below:

		Exercise	Remaining	Aggregate
		Price Per	Contractual	Intrinsic
	Shares	Share *	Term *	Value
Outstanding at December 31, 2007	208.9	$2,158
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at March 31, 2008	208.9	$2,158	8.29 years	$71

Exercisable at March 31, 2008	61.3	$1,523	7.08 years	$60

*	weighted average
Compensation expense of $16 and $9 has been recognized in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008, the Company had $51 of unrecognized compensation expense for unvested Common Options. The expense will be recognized as a charge to earnings over a weighted average period of 1.1 years.
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
classification of stock-based compensation awards as liabilities if the underlying security is classified as a liability. Therefore, the Preferred Options are treated as liability classified awards, and compensation expense is recognized based on the fair value of the Preferred Options at the grant date re-measured at fair value in each subsequent reporting period. The value of the Preferred Options is included under other non-current liabilities on the accompanying condensed consolidated balance sheets.
SFAS 123(R) requires equity instruments for which it is not possible to reasonably estimate fair value at the grant date to be valued using the intrinsic value method, remeasured at each reporting date through the date of exercise or other settlement. Management has determined the lack of an active market, trading restrictions and absence of any trading history preclude the reasonable estimate of fair value. Accordingly, the Company uses the intrinsic value method to estimate fair value of the Preferred Options at the end of each reporting period pro-rated for the portion of the service period rendered. For the three months ended March 31, 2008 and 2007, compensation expense of $829 and $840, respectively, was recognized in the accompanying condensed consolidated statements of operations.
At March 31, 2008, the aggregate intrinsic value of the outstanding Preferred Options was $9,114, and the intrinsic value of the exercisable Preferred Options was $7,291.
Class B Shares:
The repurchase feature of the Class B Common Stock requires classification as liability awards. The Company uses the intrinsic value method to estimate fair value of the Class B Common Stock Shares at the end of each reporting period pro-rated for the portion of the service period rendered.
There have been no grants or forfeitures of Class B Common Stock shares since the Merger Transaction. At March 31, 2008, there were 800 Class B Common shares vested with a fair value of $599.4 per share. For the three month periods ended March 31, 2008 and 2007, compensation (income) expense of ($1,010) and $0, respectively, was recorded in the accompanying condensed consolidated statements of operations.
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
On August 28, 2006, the Company entered into an Interest Rate Swap Agreement (“Swap”) with a two-year term for a notional amount of $50 million. The Swap fixes the interest rate at 5.375% plus applicable interest rate margin.
The Swap was designated as a cash flow hedge, and the fair value at March 31, 2008 was $(346), net of $216 in taxes. The Swap was reported on the condensed consolidated balance sheet in other current liabilities with a related deferred charge recorded as a component of other comprehensive income in shareholders’ equity.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
12. Fair Value Measurements:
The Company adopted Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS 157”), on January 1, 2008. SFAS 157 applies to all assets and liabilities that are being measured and reported on a fair value basis. As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The statement requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1:	Quoted market prices in active markets for identical assets or liabilities.

Level 2:	Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3:	Unobservable inputs reflecting the reporting entity’s own assumptions.
SFAS 157 establishes a hierarchy which requires an entity to maximize the use of quoted market prices and minimize the use of unobservable inputs. An asset or liability’s level is based on the lowest level of input that is significant to the fair value measurement.
The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the period, by level, within the fair value hierarchy:

	Fair Value Measurement
	at March 31, 2008
	Level 1	Level 2	Level 3	Total
Available-for-sale securities	$5,304	$—	$—	$5,304
Interest rate swaps	—	(346)	—	(346)
Available-for-sale securities are trading securities valued using quoted prices on an active exchange. Available-for-sale securities represent assets held in a Rabbi Trust to fund deferred compensation liabilities and are included as restricted investments on the accompanying condensed consolidated balance sheets.
The Company utilizes interest rate swap contracts to manage its targeted mix of fixed and floating rate debt, and these swaps are valued using observable benchmark rates at commonly quoted intervals for the full term of the swaps. Interest rate swaps are included in other current liabilities on the accompanying condensed consolidated balance sheets.
In February 2008, the FASB issued Staff Position No. 157-2, which delays the effective date of SFAS 157 for one year for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. Based on this guidance, the Company expects to adopt the provisions of SFAS 157 as they relate to long-lived assets, including goodwill and intangibles, effective January 1, 2009 and it is not expected to have a material impact on the Company’s financial statements.

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
These forward-looking statements are not historical facts, but rather are based on management’s current expectations, assumptions and projections about future events. Although management believes that the expectations, assumptions and projections on which these forward-looking statements are based are reasonable, they nonetheless could prove to be inaccurate, and as a result, the forward-looking statements based on those expectations, assumptions and projections also could be inaccurate. Forward-looking statements are not guarantees of future performance. Instead, forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause the Company’s strategy, planning, actual results, levels of activity, performance, or achievements to be materially different from any strategy, planning, future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Actual results could differ materially from those currently anticipated as a result of a number of factors, including the risks and uncertainties discussed under captions “Risk Factors” set forth in Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements.
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
General
The Hillman Companies, Inc. (“Hillman” or the “Company”) is one of the largest providers of hardware-related products and related merchandising services to retail markets in North America through its wholly-owned subsidiary, The Hillman Group, Inc. (the “Hillman Group”). A subsidiary of the Hillman Group operates in Canada under the name The Hillman Group Canada, Ltd. and another in Mexico under the name SunSource Integrated Services de Mexico SA de CV. The Hillman Group provides merchandising services and products such as fasteners and related hardware items; threaded rod and metal shapes; keys, key duplication systems and accessories; and identification items, such as, tags and letters, numbers and signs to retail outlets, primarily hardware stores, home centers and mass merchants.

On March 31, 2004, The Hillman Companies, Inc. was acquired by affiliates of Code Hennessy & Simmons LLC (“CHS”). Pursuant to the terms and conditions of an Agreement and Plan of Merger dated as of February 14, 2004, the Company was merged with an affiliate of CHS with the Company surviving the merger (“Merger Transaction”).
Affiliates of CHS own 49.1% of the Company’s outstanding common stock and 54.5% of the Company’s voting common stock, Ontario Teacher’s Pension Plan (“OTPP”) owns 27.9% of the Company’s outstanding common stock and 31.0% of the Company’s voting common stock and HarbourVest Partners VI owns 8.7% of the Company’s outstanding common stock and 9.7% of the Company’s voting common stock. OTPP’s voting rights with respect to the election of directors to the Board of Directors is limited to the lesser of 30.0% or the actual percentage of voting stock held. Certain members of management own 14.1% of the Company’s outstanding common stock and 4.5% of the Company’s voting common stock.
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
On August 28, 2006, the Company entered into an Interest Rate Swap Agreement (“Swap”) with a two-year term for a notional amount of $50 million. The Swap fixes the interest rate at 5.375% plus applicable interest rate margin.

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

Results of Operations
Sales and Profitability for each of the Three Month Periods Ended March 31,

	(dollars in thousands)
	2008		2007
		% of		% of
	Amount	Total	Amount	Total
Net sales	$106,796	100.0%	$100,924	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	52,945	49.6%	48,278	47.8%

Gross profit	53,851	50.4%	52,646	52.2%

Operating expenses:
Selling	20,123	18.8%	19,972	19.8%
Warehouse & delivery	13,761	12.9%	13,073	13.0%
General & administrative	5,837	5.5%	5,735	5.7%
Stock compensation expense	(166)	-0.2%	849	0.8%

Total SG&A	39,555	37.0%	39,629	39.3%
Depreciation	4,696	4.4%	4,709	4.7%
Amortization	1,759	1.6%	1,937	1.9%
Management and transaction fees	251	0.2%	253	0.3%

Total operating expenses	46,261	43.3%	46,528	46.1%

Other (expense) income, net	(312)	-0.3%	15	0.0%

Income from operations	7,278	6.8%	6,133	6.1%

Interest expense, net	5,463	5.1%	6,403	6.3%
Interest expense on mandatorily redeemable preferred stock & management purchased options	2,646	2.5%	2,347	2.3%
Interest expense on junior subordinated notes	3,152	3.0%	3,153	3.1%
Investment income on trust common securities	(94)	-0.1%	(95)	-0.1%

Loss before income taxes	(3,889)	-3.6%	(5,675)	-5.6%

Income tax benefit	(535)	-0.5%	(929)	-0.9%

Net loss	$(3,354)	-3.1%	$(4,746)	-4.7%

Macroeconomic Conditions
The Company is sensitive to inflation present in the economies of the United States and foreign suppliers located primarily in Taiwan and China. In the last several years, the rapid growth in China’s economic activity has produced significantly rising costs of certain imported fastener products. In addition, the cost of commodities such as copper, zinc, aluminum, nickel, and plastics used in the manufacture of Company products have increased sharply. Further, recent increases in the cost of diesel fuel have contributed to transportation rate increases. Continued inflation and resulting cost increases over a period of years would result in significant increases in inventory costs and operating expenses. Such higher cost of sales and operating expenses can generally be offset by increases in selling prices, although the ability of the Company’s operating divisions to raise prices is dependent on competitive market conditions. The Company was able to recover most of its purchased product cost increases of the past several years by raising prices to its customers. We expect rising commodities prices to continue during the next year, which may require that we institute various customer pricing actions and productivity improvements.
Three Months Ended March 31, 2008 and 2007
Net sales of $106.8 million in the first quarter of 2008 increased $5.9 million or 5.8% from the first quarter of 2007. Sales by the newly acquired All Points business represented $4.1 million of the total $5.9 million increase from the prior year.
Sales of the remaining Company products, excluding sales by All Points, were $1.8 million of the total $5.9 million sales increase in the first quarter of 2008. Sales to national accounts increased $3.2 million in the first quarter primarily as a result of increased fastener sales to Lowe’s which was partially offset by decreased sales of $2.2 million in keys and LNS at Home Depot and Wal-mart. Sales increased to Lowe’s by $6.3 million as a result additional store locations and their recent strategy to increase fastener inventory at the store level to drive sales volume. Lowe’s has employed this strategy in similar product categories resulting in improved comparable store sales activity. The remaining national accounts sales declined $3.1 million, which included sales declines of $0.6 million at Home Depot and $1.5 million at Wal-mart. National account sales, with the exception of Lowe’s, were negatively impacted by the contraction in the residential construction market and the U.S. economic downturn. Economic conditions also had an adverse impact on sales to the traditional franchise and independent (“F&I”), warehouse, and regional accounts which experienced sales decreases of $1.6 million, $1.3 million, and $0.1 million, respectively. Sales of engraving products increased $0.5 million in the first quarter of 2008 primarily as a result of additional machine placements at the large national pet retailers. The sales of the Canadian division increased $0.5 million in the first quarter of 2008 primarily as a result of $0.3 million in sales of builders hardware products to Canadian Tire stores. Other sales to commercial industrial, Mexican and Latin American accounts increased $0.6 million to $3.1 million in the first quarter of 2008 from $2.5 million in the same period of 2007.
The Company’s gross profit was 50.4% in the first quarter of 2008 compared to 52.2% in the first quarter of 2007. Adjusted for the All Points acquisition, first quarter 2008 gross profit was 51.5%. The remaining 70 basis point decline in the first quarter 2008 gross profit was primarily a function of the shift in sales mix. A proportionately larger percentage of the Company’s revenue was generated from Lowe’s in the first quarter at a gross profit lower than the Company average. In addition, the Company’s gross profit rate has been negatively impacted by higher product costs as a result of increased prices for commodities such as steel, plastics, aluminum, nickel, copper, and zinc used in the manufacture of our products. In particular, the cost of steel based fasteners sourced primarily from Asia has risen dramatically in the last six months. The Company anticipates the full year 2008 inflation impact of increased commodity costs will be approximately $18 million, which management plans to mitigate through various customer pricing actions and productivity improvements.
The Company’s selling, general and administrative expenses (“S, G&A”) of $39.6 million in the first quarter of 2008 was unchanged from the prior year period. Selling expenses increased $0.1 million or 0.5% primarily as a result of additional selling costs of $0.3 million in the newly acquired All Points operation. In addition, higher costs to provide service and merchandising to the expanded national accounts store base were offset by substantial savings on sales supply items which were used in the 2007 customer price increases. Warehouse and delivery expenses, adjusted for sales volume, decreased slightly in the first quarter of 2008. Freight expense, the largest component of warehouse and delivery expense, declined from 5.2% of sales in 2007 to 5.1% of sales in the comparable 2008 quarter. The Company has been able to offset the negative impact of higher fuel surcharges by negotiating more favorable freight contracts and implementing shipping and handling efficiencies. General and administrative expenses increased by $0.1 million in the first quarter of 2008 compared to the first quarter of 2007. This increase was primarily the result of higher salaries, wages, and employee benefit costs in the 2008 period compared to the 2007 period. Stock compensation expenses from stock options primarily related to the Merger Transaction were a gain of $0.2 million in the first quarter of 2008 compared to a charge of $0.8 in the same prior year period. The change in the fair value of the Class B Common Stock is included in stock compensation expense and this resulted in a gain of $1.0 million in the first quarter of 2008 and no gain or charge in the same prior year period.
Depreciation expense of $4.7 million in the first quarter of 2008 was unchanged from depreciation of $4.7 million in the first quarter of 2007.

Amortization expense of $1.8 million in the first quarter of 2008 was $0.1 million less than the amortization in the same quarter of 2007.
The Company has recorded management and transaction fees of $0.3 million for the first quarter of 2008 and for the first quarter of 2007. The Company is obligated to pay management fees to a subsidiary of CHS for management services rendered in the amount of fifty-eight thousand dollars per month, plus out-of-pocket expenses, and to pay transaction fees to a subsidiary of OTPP for transaction services rendered in the amount of twenty-six thousand dollars per month, plus out of pocket expenses, for each month commencing after March 31, 2004.
Other (expense) income for the three months ended March 31, 2008 was an expense of $0.3 million compared to none for the same period of 2007. The expense in the 2008 period consisted of a $0.2 million loss on investments and $0.1 million loss on foreign exchange.
Income from operations for the three months ended March 31, 2008 was $7.3 million, an increase of $1.2 million from the same period of the prior year.
The Company’s condensed consolidated operating profit margin from operations (income from operations as a percentage of net sales) increased from 6.1% in the first quarter of 2007 to 6.8% in the same period of 2008. The operating profit margin benefited from a reduction in selling expense and stock compensation expense which was partially offset by a decrease in gross profit as a percentage of sales.
Interest expense, net, decreased $0.9 million to $5.5 million in the first quarter of 2008 from $6.4 million in the same period of 2007. The decrease in interest expense was the result of a decrease in the LIBOR borrowing rate on the Term B Loan.
Interest expense on the mandatorily redeemable preferred stock and management purchased options increased by $0.3 million due to compounding of interest to $2.6 million in the first quarter of 2008 from $2.3 million in the same prior year period.
The Company pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.2 million per annum in the aggregate. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. For the quarters ended March 31, 2008 and 2007, the Company paid $3.2 million in interest on the Junior Subordinated Debentures, which is equivalent to the amounts distributed by the Trust on the Trust Preferred Securities.
The Company also pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Common Securities at the rate of 11.6% per annum on their face amount of $3.3 million, or $0.4 million per annum in the aggregate. The Trust distributes an equivalent amount to the Company as a distribution on the underlying Trust Common Securities. For the quarters ended March 31, 2008 and 2007, the Company paid $0.1 million interest on the Junior Subordinated Debentures, which is equivalent to the amounts received by the Company as investment income.
The Company recorded a tax benefit for income taxes of $0.5 million on a pre-tax loss of $3.9 million in the first quarter of 2008 compared to a tax benefit of $0.9 million on a pre-tax loss of $5.7 million in 2007. The effective income tax rates were 13.8% and 16.4% for the first three months ended March 31, 2008 and 2007, respectively. The effective income tax rate differed from the federal statutory rate primarily as a result of the effect of nondeductible interest on the mandatorily redeemable Hillman Investment Company Class A Preferred stock, and stock compensation expense recorded on the Preferred Options and Class B Common Stock. The nondeductible interest and compensation expense described above reduced the effective income tax rate from the federal statutory rate by 22.2% and 19.7% in the three month period ended March 31, 2008 and 2007, respectively. The remaining difference between the effective income tax rate and the federal statutory rates in both periods was due to state and foreign income taxes.

Cash Flows
The statements of cash flows reflect the changes in cash and cash equivalents for the three months ended March 31, 2008 and 2007 by classifying transactions into three major categories: operating, investing and financing activities.
Operating Activities
The Company’s main source of liquidity is cash generated from routine operating activities represented by changes in inventories, accounts receivable, accounts payable, and other assets and liabilities plus the net loss adjusted for non-cash charges for depreciation, amortization, deferred taxes, and interest on mandatorily redeemable preferred stock and management purchased options.
Cash used for operating activities was $14.9 million in the first three months of 2008 compared to cash used of $3.3 million for the same period of 2007. Operating cash outflows have historically been higher in the first two fiscal quarters when selling volume, accounts receivable and inventory levels increase as the Company approaches the stronger spring and summer selling seasons. The cash collections have historically improved in the third quarter following the spring and summer selling seasons. Cash used for the seasonal increase of accounts receivable and inventory levels was $27.1 million in the first three months of 2008 compared to $12.2 in the prior year period. The seasonal accounts receivable and inventory build was higher than usual in the first quarter of 2008 as a result of the efforts to procure and sell product for the fulfillment of Lowe’s strategy to reset in-store minimum on-hand quantities. This resulted in an increase in cash used of $14.9 million in the first three months of 2008 compared to the same period of 2007.
Investing Activities
The principal recurring investing activities are property additions primarily for key duplicating machines. The net property additions for the first three months of 2008 were $4.1 million which consisted of $2.1 million for key duplicating machines, $0.8 million for engraving machines and $1.2 million for computer software and equipment. The net property additions of $3.7 million in the first three months of 2007 consisted of $2.8 million for key duplicating machines, $0.4 million for engraving machines and $0.5 million for computer software and equipment.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2008 was $9.0 million compared to $5.5 million for the comparable period in 2007. The current year period includes $9.1 million in cash provided by additional borrowings, net of repayments, on the revolving credit facility compared to cash provided from revolver borrowings of $6.1 million in the prior year period. The revolving credit facility was used to fund the seasonal increase in working capital described in “Operating Activities” for the current and prior years.
Liquidity and Capital Resources
The Company’s working capital position (defined as current assets less current liabilities) of $133.8 million at March 31, 2008 represents an increase of $8.7 million from the December 31, 2007 level of $125.1 million. The primary factor for this increase in working capital was the seasonal increase of accounts receivable and inventories of $27.1 million which was partially offset by an increase in accounts payable of $6.8 million and a decrease in cash of $10.0 million. The Company’s current ratio (defined as current assets divided by current liabilities) increased to 3.47x at March 31, 2008 from 2.77x at December 31, 2007.

The Company’s contractual obligations in thousands of dollars as of March 31, 2008:

		Payments Due
		Less Than	1 to 3	3 to 5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Junior Subordinated Debentures (1)	$116,407	$—	$—	$—	$116,407
Long Term Senior Term Loans	231,475	2,350	172,578	56,547	—
Bank Revolving Credit Facility	9,120	—	—	9,120	—
Long Term Unsecured Subordinated Notes	49,820	—	—	49,820	—
Interest Payments (2)	52,604	18,075	31,770	2,759	—
Operating Leases	42,428	8,017	10,686	8,333	15,392
Mandatorily Redeemable Preferred Stock	89,833	—	—	—	89,833
Management Purchased Options	5,469	—	—	—	5,469
Accrued Stock Based Compensation on Preferred Options	8,547	—	—	—	8,547
Deferred Compensation Obligations	5,304	343	686	686	3,589
Capital Lease Obligations	706	359	283	64	—
Purchase Obligations	350	350	—	—	—
Other Long Term Obligations	2,794	1,150	962	240	442
FIN 48 Liabilities	2,875	—	—	—	2,875

Total Contractual Cash Obligations (3)	$617,732	$30,644	$216,965	$127,569	$242,554

(1)	The junior subordinated debentures liquidation value is approximately $108,707.

(2)	Interest payments for Long Term Senior Term Loans and Long Term Unsecured Subordinated Notes. Interest payments on the variable rate Long Term Senior Term Loans were calculated using actual interest rates as of March 31, 2008 and a LIBOR rate of 2.6875% plus applicable margin of 3.0% thereafter.

(3)	All of the contractual obligations noted above are reflected on the Company’s condensed consolidated balance sheet as of March 31, 2008 except for the interest payments and operating leases. In addition to the contractual obligations above, the Company has issued certain equity securities to management shareholders with terms that allow them to be put back to the Company upon termination from employment, death or disability. The terms of the equity securities held by management limit cash distributions for puttable equity securities to an aggregate of $5.0 million per annum. As of March 31, 2008, no equity securities have been put back to the Company by management shareholders. See Note 9, Common and Preferred Stock, to the condensed consolidated financial statements for additional information.
The Company has a purchase agreement with its supplier of key blanks which requires minimum purchases of 100 million key blanks per year. To the extent minimum purchases of key blanks are below 100 million, the Company must pay the supplier $.0035 per key multiplied by the shortfall. Since the inception of the contract in 1998, the Company has purchased more than the requisite 100 million key blanks per year from the supplier. The Company extended this contract for an additional two years in 2007.
The Company had approximately $231.5 million of outstanding debt under its collateralized credit facilities at March 31, 2008, consisting of $230.9 million in a term loan and $0.6 million in capitalized lease obligations. The term loan consisted of a $230.9 million Term B Loan (the “Term Loan B”) currently at a one (1) month LIBOR rate plus margin of 5.6875%. The capitalized lease obligations were at various interest rates.
As of March 31, 2008, the Company had $29.2 million available under its $40.0 million revolving credit facility compared to availability of $34.8 million as of December 31, 2007. The availability under the revolving credit facility at March 31, 2008 was reduced by borrowing of $5.5 million and outstanding letters of credit of $5.3 million.
As of March 31, 2008, the Company had no material purchase commitments for capital expenditures.

Interest on the Subordinated Debt Issuance of $47.5 million which matures September 30, 2011 was at a fixed rate of 13.5% per annum, with cash interest payments being required on a quarterly basis at a fixed rate of 11.25% commencing April 15, 2004. Effective July 21, 2006, the Subordinated Debt Agreement was amended to reduce the interest rate to a fixed rate of 10.0% payable quarterly. At March 31, 2008, the outstanding Subordinated Debt Issuance was $49.8 million.
The Senior Credit and Subordinated Debt Agreements, among other provisions, contain financial covenants requiring the maintenance of specific fixed charge, leverage and interest coverage ratios, restricting the incurrence of additional debt and the sale of assets, and permit acquisitions only with the consent of the lenders. At March 31, 2008, the fixed charge ratio was 1.41 on a minimum requirement of 1.15, the interest coverage ratio was 3.17 on a minimum requirement of 2.50 and the leverage ratio was 3.85 on a maximum requirement of 4.00.
The Company was in compliance with all other provisions of the Senior Credit and Subordinated Debt Agreements as of March 31, 2008 and management believes the likelihood of default is remote.
Critical Accounting Policies and Estimates
Significant accounting policies and estimates are summarized in the footnotes to the condensed consolidated financial statements. Some accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate. Management believes these estimates and assumptions are reasonable based on the facts and circumstances as of March 31, 2008, however, actual results may differ from these estimates under different assumptions and circumstances.
We identified our critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations found in our Annual Report on Form 10-K for the year ended December 31, 2007. We believe there have been no changes in these critical accounting policies. We have summarized our critical accounting policies either in the notes to the condensed consolidated financial statements or below:
Common and Preferred Stock:
In connection with the March 31, 2004 acquisition of the Company by affiliates of Code Hennessey & Simmons LLC, certain members of management entered into an Executive Securities Agreement (“ESA”). The ESA provides the method and terms under which management proceeds were invested in the Company. Under the terms of the ESA, management shareholders have the right to put their Class A Common Stock, Class B Common Stock, Class A Preferred Stock Options and Hillman Investment Company Class A Preferred Stock Options back to the Company at fair market value if employment is terminated for other than cause and upon death or disability. The terms of the ESA limit the total amount of redemption from all puttable equity securities to an aggregate of $5 million per year.
The fair value of the Class A Preferred Stock Options and Hillman Investment Company Class A Preferred Stock Options is equal to the liquidation value of $1,000 per share plus all accumulated and unpaid dividends thereon. The aggregate fair value of the puttable Class A Preferred Stock Options and Hillman Investment Company Class A Preferred Stock Options at December 31, 2007 was $8,913.
According to the ESA, the fair market value of the Class A Common Stock and the Class B Common Stock is to be determined by the Board of Directors using an enterprise basis and taking into account all relevant market factors.
Stock-Based Compensation:
During the first quarter of fiscal 2006, the Company adopted the provisions of, and accounts for stock-based compensation in accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaced Statement of Financial

Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding prior to the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures. See Note 10, Stock Based Compensation, of the notes to the condensed consolidated financial statements for further information.
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
Accounts Receivable and Allowance for Doubtful Accounts:
The Company establishes the allowance for doubtful accounts using the specific identification method and also provides a reserve in the aggregate. The estimates for calculating the aggregate reserve are based on historical information. The allowance for doubtful accounts was $528 as of March 31, 2008 and $597 as of December 31, 2007.
Inventory Realization:
Inventories consisting predominantly of finished goods are valued at the lower of cost or market, cost being determined principally on the weighted average cost method. Excess and obsolete inventories are carried at net realizable value. The historical usage rate is the primary factor used by the Company in assessing the net realizable value of excess and obsolete inventory. A reduction in the carrying value of an inventory item from cost to market is recorded for inventory with no usage in the preceding twenty-four month period or with on hand quantities in excess of twenty-four months average usage. The inventory reserve amounts were $6,981 as of March 31, 2008 and $6,164 as of December 31, 2007.
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
Risk Insurance Reserves:
The Company self insures its product liability, automotive, worker’s compensation and general liability losses up to $250 thousand per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences in excess of $250 thousand up to $35 million. The two risk areas involving the most significant accounting estimates are workers’ compensation and automotive liability. Actuarial valuations performed by the Company’s outside risk insurance expert, Insurance Services Office, Inc., were used to form the basis for workers’ compensation and automotive liability loss reserves. The actuary contemplated the Company’s specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes the liability recorded for such risk insurance reserves is adequate as of March 31, 2008, but due to judgments inherent in the reserve estimation process it is possible the ultimate costs will differ from this estimate.
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
On August 28, 2006, the Company entered into an Interest Rate Swap Agreement (“Swap”) with a two-year term for a notional amount of $50 million. The Swap fixes the interest rate at 5.375% plus applicable interest rate margin.
Based on the Company’s exposure to variable rate borrowings at March 31, 2008, a one percent (1%) change in the weighted average interest rate for a period of one year would change the annual interest expense by approximately $1.9 million.
The Company is exposed to foreign exchange rate changes of the Canadian and Mexican currencies as it impacts the $3.6 million net asset value of its Canadian and Mexican subsidiaries as of March 31, 2008. Management considers the Company’s exposure to foreign currency translation gains or losses to be immaterial.
Item 4.
Controls and Procedures
Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, which included the matters discussed below, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period ended March 31, 2008, in ensuring that material information relating to The Hillman Companies, Inc. required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
DATE: May 15, 2008