Form 10-Q
period 2008-06-30
HILLMAN COMPANIES INC
filed 2008-08-13
CIK 1029831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
On August 13, 2008, there were 6,217.3 Class A Common Shares issued and outstanding, 1,000.0 Class B Common Shares issued and outstanding, 2,787.1 Class C Common Shares issued and outstanding, 82,192.8 Class A Preferred Shares issued and outstanding by the Registrant, 57,344.4 Class A Preferred Shares issued and outstanding by the Hillman Investment Company and 4,217,724 Trust Preferred Securities issued and outstanding by the Hillman Group Capital Trust. The Trust Preferred Securities trade on the American Stock Exchange under symbol HLM.Pr.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
INDEX

PAGE(S)
PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets	3-4

Condensed Consolidated Statements of Operations	5-6

Condensed Consolidated Statements of Cash Flows	7

Condensed Consolidated Statements of Changes in Stockholders’ Equity	8

Notes to Condensed Consolidated Financial Statements	9-20

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-35

Item 3. Quantitative and Qualitative Disclosures about Market Risk	36

Item 4. Controls and Procedures	36

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	37

Item 1A. Risk Factors	37

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3. Defaults upon Senior Securities	37

Item 4. Submission of Matters to a Vote of Security Holders	37

Item 5. Other Information	37

Item 6. Exhibits	37

SIGNATURES	38

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,658	$11,919
Restricted investments	343	325
Accounts receivable, net	74,948	48,962
Inventories, net	102,790	97,976
Deferred income taxes, net	7,867	7,780
Other current assets	3,214	3,355

Total current assets	190,820	170,317
Property and equipment, net	54,931	56,088
Goodwill	260,032	260,687
Other intangibles, net	157,089	159,971
Restricted investments	4,968	5,316
Deferred financing fees, net	3,071	3,711
Investment in trust common securities	3,261	3,261
Other assets	1,800	709

Total assets	$675,972	$660,060

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,966	$23,233
Current portion of senior term loans	2,350	2,350
Current portion of capitalized lease obligations	300	266
Interest payable on junior subordinated debentures	1,019	—
Accrued expenses:
Salaries and wages	3,639	4,628
Pricing allowances	6,069	5,484
Income and other taxes	2,633	2,166
Interest	2,355	1,241
Deferred compensation	343	325
Other accrued expenses	6,171	5,476

Total current liabilities	56,845	45,169
Long term senior term loans	221,195	229,125
Bank revolving credit	6,000	—
Long term capitalized lease obligations	252	239
Long term unsecured subordinated notes	49,820	49,820
Junior subordinated debentures	116,308	116,505
Mandatorily redeemable preferred stock	92,376	87,358
Management purchased preferred options	5,644	5,298
Deferred compensation	4,968	5,316
Deferred income taxes, net	46,066	43,704
Accrued dividends on preferred stock	50,881	43,566
Other non-current liabilities	11,034	9,353

Total liabilities	661,389	635,453

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 30,	December 31,
	2008	2007
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY (CONTINUED)

Common and preferred stock with put options:
Class A Preferred stock, $.01 par, $1,000 liquidation value, 238,889 shares authorized, 88.0 issued and outstanding	88	88

Class A Common stock, $.01 par, 23,141 shares authorized, 412.0 issued and outstanding	194	417

Class B Common stock, $.01 par, 2,500 shares authorized, 1,000.0 issued and outstanding	470	1,635

Commitments and contingencies
Stockholders’ equity:
Preferred Stock:
Class A Preferred stock, $.01 par, $1,000 liquidation value, 238,889 shares authorized, 82,104.8 issued and outstanding	1	1

Common Stock:
Class A Common stock, $.01 par, 23,141 shares authorized, 5,805.3 issued and outstanding	—	—
Class C Common stock, $.01 par, 30,109 shares authorized, 2,787.1 issued and outstanding	—	—
Additional paid-in capital	37,089	44,164
Accumulated deficit	(22,955)	(21,287)
Accumulated other comprehensive loss	(304)	(411)

Total stockholders’ equity	13,831	22,467

Total liabilities and stockholders’ equity	$675,972	$660,060

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
FOR THE THREE MONTHS ENDED
(dollars in thousands)

	June 30,	June 30,
	2008	2007
Net sales	$129,070	$121,305
Cost of sales (exclusive of depreciation and amortization shown separately below)	64,818	58,891

Gross profit	64,252	62,414

Operating expenses:
Selling, general and administrative expenses	41,986	41,101
Depreciation	4,284	4,487
Amortization	1,778	1,818
Management and transaction fees to related party	267	256

Total operating expenses	48,315	47,662

Other income, net	89	369

Income from operations	16,026	15,121
Interest expense, net	5,298	6,495
Interest expense on mandatorily redeemable preferred stock and management purchased options	2,718	2,437
Interest expense on junior subordinated debentures	3,153	3,152
Investment income on trust common securities	(95)	(94)

Income before income taxes	4,952	3,131

Income tax provision	3,266	2,590

Net income	$1,686	$541

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
FOR THE SIX MONTHS ENDED
(dollars in thousands)

	June 30,	June 30,
	2008	2007
Net sales	$235,866	$222,229
Cost of sales (exclusive of depreciation and amortization shown separately below)	117,763	107,169

Gross profit	118,103	115,060

Operating expenses:
Selling, general and administrative expenses	81,541	80,730
Depreciation	8,980	9,196
Amortization	3,537	3,755
Management and transaction fees to related party	518	509

Total operating expenses	94,576	94,190

Other (expense) income, net	(223)	384

Income from operations	23,304	21,254

Interest expense, net	10,761	12,898
Interest expense on mandatorily redeemable preferred stock and management purchased options	5,364	4,784
Interest expense on junior subordinated debentures	6,305	6,305
Investment income on trust common securities	(189)	(189)

Income (loss) before income taxes	1,063	(2,544)

Income tax provision	2,731	1,661

Net loss	$(1,668)	$(4,205)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE SIX MONTHS ENDED
(dollars in thousands)

	June 30,	June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,668)	$(4,205)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	12,517	12,951
Deferred income tax provision	2,275	3,734
Interest on mandatorily redeemable preferred stock and management purchased options	5,364	4,784
Changes in operating items:
Increase in accounts receivable, net	(25,986)	(15,786)
Increase in inventories, net	(4,814)	(2,050)
Increase in other assets	(950)	(370)
Increase in accounts payable	8,733	8,130
Increase in interest payable on junior subordinated debentures	1,019	1,019
Increase (decrease) in other accrued liabilities	1,872	(1,623)
Other items, net	1,088	2,278

Net cash (used for) provided by operating activities	(550)	8,862

Cash flows from investing activities:
Proceeds from sale of property and equipment	66	—
Capital expenditures	(7,656)	(8,078)
Other, net	—	31

Net cash used for investing activities	(7,590)	(8,047)

Cash flows from financing activities:
Repayments of senior term loans	(7,930)	(1,175)
Borrowings of revolving credit loans	14,000	9,500
Repayments of revolving credit loans	(8,000)	(9,500)
Principal payments under capitalized lease obligations	(191)	(133)

Net cash used for financing activities	(2,121)	(1,308)

Net decrease in cash and cash equivalents	(10,261)	(493)

Cash and cash equivalents at beginning of period	11,919	2,551

Cash and cash equivalents at end of period	$1,658	$2,058

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

						Accumulated
			Additional	Class A		Other	Total
	Common Stock		Paid-in	Preferred	Accumulated	Comprehensive	Stockholders’
	Class A	Class C	Capital	Stock	Deficit	Loss	Equity
Balance at December 31, 2007	—	—	$44,164	$1	$(21,287)	$(411)	$22,467
Net loss	—	—	—	—	(1,668)	—	(1,668)
Class A Common Stock FMV adjustment (2)	—	—	223	—	—	—	223
Dividends to shareholders	—	—	(7,314)	—	—	—	(7,314)
Stock-based compensation	—	—	16	—	—	—	16
Change in cumulative foreign translation adjustment (1)	—	—	—	—	—	34	34
Change in derivative security value (1)	—	—	—	—	—	73	73

Balance at June 30, 2008	—	—	$37,089	$1	$(22,955)	$(304)	$13,831

(1)	The cumulative foreign translation adjustment and change in derivative security value, net of taxes, represent the only items of other comprehensive loss.

(2)	Company management controls 412 shares of class A common stock which contain a put feature that allows redemption at the holder’s option. These shares have been adjusted to fair market value in accordance with EITF D-98, “Classification and Measurement of Redeemable Securities.” See Note 9 of condensed consolidated financial statements.
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
The accompanying unaudited condensed consolidated financial statements present information in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. Management believes the financial statements include all normal recurring accrual adjustments necessary for a fair presentation. Operating results for the six month period ended June 30, 2008 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report filed on Form 10-K for the year ended December 31, 2007.
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
2. Summary of Significant Accounting Policies:
Accounts Receivable and Allowance for Doubtful Accounts:
The Company establishes the allowance for doubtful accounts using the specific identification method and also provides a reserve in the aggregate. The estimates for calculating the aggregate reserve are based on historical collection experience. The allowance for doubtful accounts was $498 as of June 30, 2008 and $597 as of December 31, 2007.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
2. Summary of Significant Accounting Policies (continued):
Shipping and Handling:
The costs incurred to ship product to customers, including freight and handling expenses, are included in selling, general and administrative (“SG&A”) expenses on the Company’s statements of operations. The Company’s shipping and handling costs included in SG&A were $5,436, $5,286, $10,054, and $9,778 for the three and six months ended June 30, 2008 and 2007, respectively.
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
In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations”. SFAS 141R requires that the acquisition method be applied to all business combinations and it establishes requirements for the recognition and measurement of the acquired assets and liabilities by the acquiring company. Further, it requires that costs incurred to complete any acquisition be recognized as expense in the consolidated statement of income. SFAS 141R also requires that contingent assets and liabilities be recorded at fair value and marked to market quarterly until they are settled, with any changes to the fair value to be recorded as income or expense in the consolidated statement of income. SFAS 141R is effective for any business combinations that are completed subsequent to December 31, 2008. The Company is currently evaluating the impact the provisions of SFAS 141R will have on its consolidated financial statements and its method of accounting for business combinations.

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
In April 2008, the FASB issued FASB Staff Position No. 142-3 (“FSP SFAS 142-3”), “Determination of the Useful Life of Intangible Assets”. FSP SFAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP FAS 142-3 is effective for fiscal years that begin after December 15, 2008. The Company is currently assessing the impact that the adoption of FSP FAS 142-3 will have on its financial statements.
In May 2008, the FASB issued Statement of Financial Accounting Standard No. 162 (“SFAS 162”), “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies the sources of accounting principles and the framework, or hierarchy, for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. This statement is effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company is currently assessing the impact of this Statement on its consolidated financial statements.
4. Acquisition:
On December 28, 2007, the Hillman Group entered into a Stock Purchase Agreement (the “Agreement”) by and among All Points Industries, Inc. (“All Points”), Gabrielle Mann, Gregory Mann, and the Hillman Group, whereby the Hillman Group acquired all of the equity interest of All Points. All Points, a Pompano Beach, Florida, based distributor of commercial and residential fasteners catering to the hurricane protection industry, has positioned itself as a major supplier to manufacturers of railings, screen enclosures, windows and hurricane shutters. All Points has also developed a retail division that supplies hardware for hurricane protection to the do-it-yourself consumer. The aggregate purchase price, including acquisition costs of $335, was $10,243 paid in cash at closing. The accompanying consolidated balance sheet at December 28, 2007 reflects the preliminary allocation of the aggregate purchase price in accordance with SFAS No. 141, “Business Combinations.”

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
4. Acquisition (continued):
The following table reconciles the fair value of the acquired assets and assumed liabilities to the total purchase price:

Cash	$481
Account receivable, net	1,017
Inventory, net	7,372
Other current assets	77
Deferred income taxes	677
Property and equipment	435
Goodwill	401
Intangibles	655

Total assets acquired	11,115
Less:
Liabilities assumed	872

Total purchase price	$10,243

The following table indicates the pro forma financial statements of the Company for the three and six months ended June 30, 2007. The pro forma financial statements give effect to the All Points acquisition, as if it had occurred on January 1, 2007:

	Three Months	Six Months
Net sales	$128,494	$235,526
Net income (loss)	955	(3,581)
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
5. Other Intangibles, net:
Intangible assets are amortized over their useful lives and are subject to lower of cost or market impairment testing.
Other intangibles, net as of June 30, 2008 and December 31, 2007 consist of the following:

	Estimated
	Useful Life	June 30,	December 31,
	(Years)	2008	2007
Customer relationships — Hillman	23	$126,651	$126,651
Customer relationships — All Points	15	555	—
Trademarks	Indefinite	47,394	47,294
Patents	9	7,960	7,960
Non-compete agreements	4	5,742	5,742

Intangible assets, gross		188,302	187,647
Less: Accumulated amortization		31,213	27,676

Other intangibles, net		$157,089	$159,971

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
5. Other Intangibles, net (continued):
The Company’s amortization expense for amortizable assets for the three months ended June 30, 2008 and 2007 was $1,778 and $1,818, respectively. The Company’s amortization expense for amortizable assets for the six months ended June 30, 2008 and 2007 was $3,537 and $3,755, respectively. The Company’s amortization expense for amortizable assets for the year ended December 31, 2008 is estimated to be $7,074 and for the years ending December 31, 2009, 2010, 2011, 2012, and 2013 are estimated to be $6,912, $6,428, $6,428, $6,428, and $5,764, respectively.
6. Contingencies:
The Company self insures its product liability, automotive, worker’s compensation and general liability losses up to $250 per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences in excess of $250 up to $35,000. The two risk areas involving the most significant accounting estimates are workers’ compensation and automotive liability. Actuarial valuations performed by the Company’s outside risk insurance expert, Insurance Services Office, Inc., were used to form the basis for workers’ compensation and automotive liability loss reserves. The actuary contemplated the Company’s specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes the liability recorded for such risk insurance reserves is adequate as of June 30, 2008, but due to judgments inherent in the reserve estimation process it is possible the ultimate costs will differ from this estimate.
As of June 30, 2008, the Company has provided certain vendors and insurers letters of credit aggregating $5,167 related to its product purchases and insurance coverage of product liability, workers compensation and general liability.
The Company self-insures its group health claims up to an annual stop loss limit of $175 per participant. Aggregate coverage is maintained for annual group health insurance claims in excess of 125% of expected claims. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves.
Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claim data and certain actuarial assumptions. The Company believes the liability recorded for such insurance reserves is adequate as of June 30, 2008, but due to judgments inherent in the reserve estimation process it is possible the ultimate costs will differ from this estimate.
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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
7. Related Party Transactions:
The Company is obligated to pay management fees to a subsidiary of CHS in the amount of $58 per month and to pay transaction fees to a subsidiary of OTPP in the amount of $26 per month, plus out of pocket expenses. The Company has recorded management and transaction fee charges and expenses from CHS and OTPP for the three and six month periods ended June 30, 2008 and 2007 of $267, $256, $518 and $509, respectively.
Gregory Mann and Gabrielle Mann are employed by the All Points division of Hillman as President and Vice President, respectively. All Points leases an industrial warehouse and office facility from companies under the control of the Mann’s. The Company has recorded rental expense for the lease of this facility in the amount of $75, $0, $151, and $0 for the three and six month periods ended June 30, 2008 and 2007, respectively.
8. Income Taxes:
The Company’s policy is to estimate income taxes for interim periods based on estimated annual effective tax rates. These are derived, in part, from expected pre-tax income. However, the income tax provisions for the three and six months ended June 30, 2008 have been computed on a discrete period basis. This is due to the Company’s variability in income between quarters combined with the large permanent book versus tax differences and the relatively low pre-tax income creating the inability to reliably estimate pre-tax income for the remainder of the year. Accordingly, the interim tax provision for the three and six month periods ended June 30, 2008 were calculated by multiplying the statutory income tax rate by pre-tax earnings adjusted for permanent book versus tax basis differences.
The effective income tax rate was 256.9% and -65.3% for the first six months ended June 30, 2008 and 2007, respectively. In addition to the effect of state taxes, the effective income tax rate differed from the federal statutory rate primarily due to the effect of nondeductible interest on mandatorily redeemable preferred stock and stock compensation expense.
The Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” as of January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $2,868 decrease in the deferred tax asset related to the future tax benefit of the Company’s net operating loss carryforward. There was a corresponding adjustment of a $1,438 decrease in the January 1, 2007 balance of accumulated deficit and a $1,430 reduction in the Company’s uncertain tax position reserve. Also, as a result of the adoption of FIN 48, the Company’s uncertain tax position reserve was reduced an additional $608, all of which was recorded as a reduction of the goodwill recorded in the 2004 Merger Transaction. At the adoption date, $1,445 of the gross unrecognized tax benefit would impact the effective tax rate if recognized. There was no adjustment of the FIN 48 reserve in the second quarter ended June 30, 2008.
The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. In conjunction with the adoption of FIN 48, the Company has not recognized any adjustment for interest or penalties in its financial statements due to its net operating loss position. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to June 30, 2009.
The Company files a consolidated income tax return in the United States and numerous consolidated and separate income tax returns in various states and foreign jurisdictions. As of June 30, 2008, with few exceptions, the Company is no longer subject to U.S. federal, state and foreign tax examinations by tax authorities for tax years prior to 2004.

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
In connection with the Merger Transaction, certain members of management entered into an Executive Securities Agreement (“ESA”). The ESA provides for the method and terms under which management proceeds were invested in the Company. Under the terms of the ESA, management shareholders have the right to put their Class A Common Stock and Class B Common Stock back to the Company at fair market value if employment is terminated for other than cause. If terminated for cause, the management shareholders can generally put the Class A Common Stock and Class B Common Stock back to the Company for the lower of the fair market value or cost. The SEC’s Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stock,” requires certain securities whose redemption is not in the control of the issuer to be classified outside of permanent equity. The put feature embedded in management’s Class A Common Stock and Class B Common Stock allows redemption at the holder’s option if employment is terminated for other than cause, resignation by the executive security holder, death, disability or retirement at age 61. Accordingly, management’s 412.0 Class A Common Stock shares and 1,000 Class B Common Stock shares have been classified between liabilities and stockholder’s equity in the accompanying condensed consolidated balance sheet. The fair market value and cost of the Class A Common Stock subject to the put feature were $697 and $417, respectively at December 31, 2007 and $194 and $417, respectively at June 30, 2008. The fair market value and cost of the Class B Common Stock subject to the put feature were $1,692 and $1,000, respectively at December 31, 2007 and $470 and $1,000, respectively at June 30, 2008.
EITF D-98, “Classification and Measurement of Redeemable Securities,” requires securities that are either currently redeemable or where redemption is probable to be marked to redemption value with a corresponding charge to accumulated paid in capital. The ESA allows the management shareholders to put, or redeem, the Class A Common Stock back to the Company if terminated for other than cause. Under the terms of the ESA, the redemption value of the Class A Common Stock is equal to the fair market value as determined by the Board of Directors. Accordingly, the Class A Common stock has been adjusted to its fair market value of $194 as of June 30, 2008 with a corresponding increase in additional paid-in capital of $223.
The repurchase feature of the Class B Common Stock triggers liability accounting treatment under SFAS 123(R), “Accounting for Stock Based Compensation”. See Note 10, Stock-Based Compensation, for further information.
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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
9. Common and Preferred Stock (continued):
Preferred Stock:
The Company has 238,889 authorized shares of Class A Preferred Stock, 82,192.8 of which are issued and outstanding and 13,450.7 of which are reserved for issuance upon the exercise of options to purchase shares of Class A Preferred Stock. Holders of Class A Preferred Stock are not entitled to any voting rights. Holders of Class A Preferred Stock are entitled to preferential dividends that shall accrue on a daily basis at the rate of 11.5% per annum of the sum of the Liquidation Value (as defined in the Restated Certificate of Incorporation) plus all accumulated and unpaid dividends thereon. At June 30, 2008, the Liquidation Value including accumulated and unpaid dividends was $1,619 per share.
Hillman Investment Company, a subsidiary of the Company, has 166,667 authorized shares of Class A Preferred Stock, 57,344.4 of which are issued and outstanding and 9,384.2 of which are reserved for issuance upon the exercise of options to purchase shares of Class A Preferred Stock. Holders of Class A Preferred Stock are not entitled to any voting rights. Holders of Class A Preferred Stock are entitled to preferential dividends that shall accrue on a daily basis at the rate of 11.0% per annum on the sum of the Liquidation Value (as defined in the Restated Certificate of Incorporation) thereof plus all accumulated and unpaid dividends thereon.
The Hillman Investment Company Class A Preferred Stock is mandatorily redeemable on March 31, 2028 and in accordance with Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (“SFAS 150”) has been classified as debt in the accompanying condensed consolidated balance sheets. The Hillman Investment Company Class A Preferred Stock is redeemable at its liquidation value of $1,000 per share plus all accumulated and unpaid dividends. Dividends on the mandatorily redeemable Class A Preferred Stock were $2,718, $2,437, $5,364 and $4,784 for the three and six months ended June 30, 2008 and 2007, respectively. The dividends on the mandatorily redeemable Class A Preferred Stock are recorded as interest expense in the accompanying condensed consolidated statements of operations. At June 30, 2008, the liquidation value including accumulated and unpaid dividends was $1,586 per share.
Management believes the liquidation value of the Class A Preferred Stock and the Hillman Investment Company Class A Preferred Stock, including accumulated and unpaid dividends, approximates fair value at June 30, 2008.
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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
9. Common and Preferred Stock (continued):
SFAS 150 requires the initial and subsequent valuations of the Purchased Options be measured at fair value with the change in fair value recognized as interest expense. For the three and six months ended June 30, 2008 and 2007, interest expense of $176, $157, $347 and $308, respectively, was recorded in the accompanying condensed consolidated statements of operations to recognize the increase in fair market value of the Purchased Options.
The table below reconciles the components of the Preferred Stock and the Purchased Options to the accompanying condensed consolidated balance sheets:

	June 30,	December 31,
	2008	2007
Hillman Investment Company Class A Preferred Stock	$54,927	$54,927
Purchased Options- Hillman Investment Company Class A Preferred Stock	2,254	2,254
Accumulated and unpaid dividends	35,195	30,177

Total Mandatorily redeemable preferred stock	$92,376	$87,358

Purchased Options — Hillman Companies, Inc. Class A Preferred Stock	$3,230	$3,230
Accumulated and unpaid dividends	2,414	2,068

Total Mandatorily redeemable preferred stock	$5,644	$5,298

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
The stock options issued under the Common Option Plan are accounted for in accordance with SFAS 123(R) which indicates that options should be classified in a manner consistent with the underlying security. Therefore the Class B Common Stock Options are adjusted to the fair market value of the Class B Common shares less the strike price of the Class B Common shares adjusted for the proportion of employee service.
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
Upon resignation from the Company after the third anniversary of grant, termination by the Company without cause, death or disability, or retirement at age 61, the holder of the Preferred Options has a put right on the vested securities at a price equal to fair market value less any option exercise price payable. SFAS 123(R) requires the classification of stock-based compensation awards as liabilities if the underlying security is classified as a liability. Therefore, the Preferred Options are treated as liability classified awards.
SFAS 123(R) allows nonpublic entities to make a policy decision as to whether to measure its liability awards at fair value or intrinsic value. Management has determined the lack of an active market, trading restrictions and absence of any trading history preclude the reasonable estimate of fair value. Regardless of the valuation method selected under SFAS 123(R), a nonpublic entity is required to re-measure its liabilities under share based payment awards at each reporting date until settlement. Accordingly, the Company has elected to use the intrinsic value method to value the Preferred Options at the end of each reporting period pro-rated for the portion of the service period rendered. For the three and six months ended June 30, 2008 and 2007, compensation expense of $876, $939, $1,705 and $1,779, respectively, was recognized in the accompanying condensed consolidated statements of operations.
At June 30, 2008, the aggregate intrinsic value of the outstanding Preferred Options was $9,828, and the intrinsic value of the exercisable Preferred Options was $7,862. The value of the Preferred Options is included under other non-current liabilities on the accompanying condensed consolidated balance sheets.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
10. Stock-Based Compensation (continued):
Class B Shares:
The SEC’s Staff Accounting Bulletin Topic 14 requires share based payment instruments classified as temporary equity to be adjusted at each balance sheet date to an amount that is based on the redemption amount of the instrument taking into account the proportion of consideration received in the form of employee services. All of the outstanding shares of Class B Common Stock are subject to vesting over 5 years with 20% of the shares vesting on each anniversary of the Merger Transaction. Vested shares of the Class B Common Stock can be put back to the Company at fair market value upon termination. Unvested shares of the Class B Common Stock are puttable at the lesser of fair market value or cost. Accordingly, the value of the Class B common shares is adjusted at each balance sheet date to fair value for the proportion of consideration received in the form of employee service plus an amount equal to the lesser of fair value or original cost for the proportion of the Class B common shares for which employee service has not been recognized. The proportion of consideration recognized is based on the percentage of employee services for each of the 5 vesting periods. On a weighted average basis, the proportion of service deemed to have been earned for the Class B Common Shares was 95.9% at June 30, 2008.
There have been no grants or forfeitures of shares of Class B Common Stock since the Merger Transaction. At June 30, 2008, there were 800 Class B Common shares vested with a fair value of $470.32 per share. For the three and six month periods ended June 30, 2008 and 2007, compensation (income) expense of $(154), $0, $(1,164) and $0, respectively, was recorded in the accompanying condensed consolidated statements of operations.
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
The Swap was designated as a cash flow hedge, and the fair value at June 30, 2008 was $(137), net of $86 in taxes. The Swap was reported on the condensed consolidated balance sheet in other current liabilities with a related deferred charge recorded as a component of other comprehensive income in shareholders’ equity.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
12. Fair Value Measurements:
The Company adopted Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS 157”), on January 1, 2008. SFAS 157 applies to all assets and liabilities that are being measured and reported on a fair value basis. As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. SFAS 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:
Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

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
The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the period, by level, within the fair value hierarchy:

		Fair Value Measurement
		at June 30, 2008
	Level 1	Level 2	Level 3	Total
Available-for-sale securities	$5,311	$—	$—	$5,311
Interest rate swaps	—	(137)	—	(137)
Available-for-sale securities are trading securities valued using quoted prices on an active exchange. Available-for-sale securities represent assets held in a Rabbi Trust to fund deferred compensation liabilities and are included as restricted investments on the accompanying condensed consolidated balance sheets. For the three and six months ended June 30, 2008, the unrealized losses on these securities of $52 and $281, respectively, were recorded as a reduction to other income. An offsetting entry, for the same amount, decreasing the deferred compensation liability and compensation expense within SG&A was also recorded.
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

Results of Operations
Sales and Profitability for each of the Three Month Periods Ended June 30,

		(dollars in thousands)
	2008		2007
		% of		% of
	Amount	Total	Amount	Total
Net sales	$129,070	100.0%	$121,305	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	64,818	50.2%	58,891	48.5%

Gross profit	64,252	49.8%	62,414	51.5%

Operating expenses:
Selling	20,759	16.1%	19,879	16.4%
Warehouse & delivery	14,866	11.5%	15,020	12.4%
General & administrative	5,638	4.4%	5,251	4.3%
Stock compensation expense	723	0.6%	951	0.8%

Total SG&A	41,986	32.5%	41,101	33.9%
Depreciation	4,284	3.3%	4,487	3.7%
Amortization	1,778	1.4%	1,818	1.5%
Management and transaction fees	267	0.2%	256	0.2%

Total operating expenses	48,315	37.4%	47,662	39.3%

Other income, net	89	0.1%	369	0.3%

Income from operations	16,026	12.4%	15,121	12.5%

Interest expense, net	5,298	4.1%	6,495	5.4%
Interest expense on mandatorily redeemable preferred stock & management purchased options	2,718	2.1%	2,437	2.0%
Interest expense on junior subordinated notes	3,153	2.4%	3,152	2.6%
Investment income on trust common securities	(95)	-0.1%	(94)	-0.1%

Income before income taxes	4,952	3.8%	3,131	2.6%

Income tax provision	3,266	2.5%	2,590	2.1%

Net income	$1,686	1.3%	$541	0.4%

Macroeconomic Conditions
The company’s business is impacted by general economic conditions in the U.S., including the residential construction market. In recent quarters, our operations have been negatively impacted by the general downturn in the U.S. economy and the contraction of the residential construction market. Such conditions are not expected to improve significantly in the near term and may continue to affect our operations during the next year.
The Company is also sensitive to inflation present in the economies of foreign suppliers located primarily in Taiwan and China. In the last several years, the rapid growth in China’s economic activity has produced significantly rising costs of certain imported fastener products. In addition, the cost of commodities such as copper, zinc, aluminum, nickel, and plastics used in the manufacture of Company products have increased sharply. Further, recent increases in the cost of diesel fuel have contributed to transportation rate increases. Continued inflation and resulting cost increases over a period of years would result in significant increases in inventory costs and operating expenses. Such higher cost of sales and operating expenses can generally be offset by increases in selling prices, although the ability of the Company’s operating divisions to raise prices is dependent on competitive market conditions. The Company has been able to recover most of its purchased product cost increases of the past several years by raising prices to its customers. We expect rising commodities prices to continue during the next year, which has required that we institute various customer pricing actions and productivity improvements and may require further customer pricing actions.
Three Months Ended June 30, 2008 and 2007
The Company had net sales of $129.1 million in the second quarter of 2008, an increase of $7.8 million or 6.4% from the second quarter of 2007. Sales by the newly acquired All Points business represented $6.0 million of the total $7.8 million increase from the prior year.
Sales of the remaining Company products, excluding sales by All Points, were $1.8 million of the total $7.8 million sales increase in the second quarter of 2008. Sales to national accounts increased $2.1 million in the second quarter primarily the result of increased sales of threaded rod products to Lowe’s and increased sales of keys to Wal-mart, Lowe’s and Home Depot which were partially offset by sales declines for fasteners at Lowe’s and LNS products at Home Depot. Sales increased to Lowe’s by $1.9 million as a result of additional store locations and Lowe’s recent strategy to increase threaded rod inventory at the store level to drive sales volume. Lowe’s has employed this strategy in similar product categories, including fasteners in the first quarter of this year, resulting in improved comparable store sales activity. The remaining national accounts sales increased $0.2 million, which included sales increases of $0.4 million to Wal-mart and $0.2 million to Home Depot offset by a sales decrease of $0.5 million to Kmart. National account sales, with the exception of threaded rod product at Lowe’s, were negatively impacted by the contraction in the residential construction market and the U.S. economic downturn. Economic conditions also had an adverse impact on sales to the traditional franchise and independent (“F&I”) and regional accounts which experienced sales decreases of $0.9 million and $0.6 million, respectively. Sales of engraving products increased $0.4 million in the second quarter of 2008 primarily as a result of additional machine placements at the large national pet retailers. The warehouse sales increased $0.3 million to $7.1 million in the second quarter primarily as a result on an increase of sales of fasteners and threaded rod to Ace Hardware. The sales of the Canadian division increased $0.3 million in the second quarter of 2008 primarily as a result of $0.4 million in sales of builders hardware products to Canadian Tire stores. Other sales to commercial industrial, Mexican and Latin American accounts increased $0.2 million to $3.8 million in the second quarter of 2008 from $3.6 million in the same period of 2007.
The Company’s gross profit was 49.8% in the second quarter of 2008 compared to 51.5% in the second quarter of 2007. Adjusted for the All Points acquisition, second quarter 2008 gross profit was 50.9%. The remaining decline of 0.6% in the second quarter of 2008 was primarily a function of the shift in sales mix. A proportionately larger percentage of the Company’s revenue was generated from Lowe’s in the second quarter at a gross profit lower than the Company average. In addition, the Company’s gross profit rate has been negatively impacted by higher product costs as a result of increased prices for commodities such as steel, plastics, aluminum, nickel, copper, and zinc used in the manufacture of our products. In particular, the cost of steel based fasteners sourced primarily from Taiwan and China have risen dramatically in the last nine months. The Company anticipates the full year 2008 inflation impact of increased commodity costs will be approximately $18 million, which management plans to mitigate through various customer pricing actions and productivity improvements. Pricing actions were initiated in the second quarter to recoup a portion of the cost increases already received from our suppliers. These pricing actions were implemented at varying points during the second quarter and therefore were not realized until the end of this period.

The Company’s selling, general and administrative expenses (“SG&A”) of $42.0 million in the second quarter of 2008 was $0.9 million more than the prior year period. Selling expenses increased $0.9 million or 4.5% primarily as a result of additional selling costs of $0.3 million in the newly acquired All Points operation and higher costs to provide service and merchandising to the expanded national accounts store base. These costs were partially offset by savings on merchandising and display costs together with substantial savings on sales supply items which were used in the 2007 customer price increases. Warehouse and delivery expenses decreased $0.6 million on higher sales in the second quarter of 2008. Freight expense, the largest component of warehouse and delivery expense, declined from 5.1% of sales in 2007 to 5.0% of sales in the comparable 2008 quarter. The Company has been able to offset the negative impact of higher fuel surcharges by negotiating more favorable freight contracts and implementing shipping and handling efficiencies. Operational improvements were implemented which resulted in further savings in warehouse labor and shipping supplies in the second quarter on 2008 compared to the prior year period. General and administrative expenses increased by $0.4 million in the second quarter of 2008 compared to the second quarter of 2007. This increase was primarily the result of higher salaries, wages, and employee benefit costs in the 2008 period compared to the 2007 period. Stock compensation expenses from stock options primarily related to the Merger Transaction were $0.7 million in the second quarter of 2008 compared to $0.9 in the same prior year period. The change in the fair value of the Class B Common Stock is included in stock compensation expense and this resulted in a gain of $0.1 million in the second quarter of 2008 as compared to no gain or charge in the same prior year period.
Depreciation expense of $4.3 million in the second quarter of 2008 was $0.2 million less than the depreciation of $4.5 million in the second quarter of 2007 as a result of fewer additions of key duplicating machines.
Amortization expense of $1.8 million in the second quarter of 2008 was unchanged from the amortization in the same quarter of 2007.
The Company recorded management and transaction fees of $0.3 million for the second quarter of 2008 and recorded the same amount in the second quarter of 2007. The Company is obligated to pay management fees to a subsidiary of CHS for management services rendered in the amount of fifty-eight thousand dollars per month, plus out-of-pocket expenses, and to pay transaction fees to a subsidiary of OTPP for transaction services rendered in the amount of twenty-six thousand dollars per month, plus out of pocket expenses, for each month commencing after March 31, 2004.
Other income for the three months ended June 30, 2008 was $0.1 million compared to $0.4 million for the same period of 2007. The income in the 2007 period consisted of a $0.2 million gain on investments and $0.2 million gain on foreign exchange.
Income from operations for the three months ended June 30, 2008 was $16.0 million, an increase of $0.9 million from the same period of the prior year.
The Company’s condensed consolidated operating profit margin from operations (income from operations as a percentage of net sales) decreased from 12.5% in the second quarter of 2007 to 12.4% in the same period of 2008. The operating profit margin benefited from a reduction in SG&A expense and depreciation expense which was offset by a decrease in gross profit as a percentage of sales.
Interest expense, net, decreased $1.2 million to $5.3 million in the second quarter of 2008 from $6.5 million in the same period of 2007. The decrease in interest expense was the result of a decrease in the LIBOR borrowing rate on the Term B Loan.
Interest expense on the mandatorily redeemable preferred stock and management purchased options increased by $0.3 million due to compounding of interest to $2.7 million in the second quarter of 2008 from $2.4 million in the same prior year period.

The Company pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.2 million per annum in the aggregate. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. For the quarters ended June 30, 2008 and 2007, the Company paid $3.2 million in interest on the Junior Subordinated Debentures, which is equivalent to the amounts distributed by the Trust on the Trust Preferred Securities.
The Company also pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Common Securities at the rate of 11.6% per annum on their face amount of $3.3 million, or $0.4 million per annum in the aggregate. The Trust distributes an equivalent amount to the Company as a distribution on the underlying Trust Common Securities. For the quarters ended June 30, 2008 and 2007, the Company paid $0.1 million interest on the Junior Subordinated Debentures, which is equivalent to the amounts received by the Company as investment income.
The Company recorded an income tax provision of $3.3 million on a pre-tax income of $5.0 million in the second quarter of 2008 compared to an income tax provision of $2.6 million on pre-tax income of $3.1 million in 2007. The effective income tax rates were 66.0% and 82.7% for the three months ended June 30, 2008 and 2007, respectively. The effective income tax rate differed from the federal statutory rate primarily as a result of the effect of non-deductible interest on the mandatorily redeemable Hillman Investment Company Class A Preferred stock and stock compensation expense recorded on the Preferred Options and Class B Common Stock. The non-deductible interest and compensation expense described above increased the effective income tax rate from the federal statutory rate by 24.3% and 37.7% in the three month period ended June 30, 2008 and 2007, respectively. The remaining difference between the effective income tax rate and the federal statutory rates in both periods was due to state and foreign income taxes.

Sales and Profitability for each of the Six Month Periods Ended June 30,

		(dollars in thousands)
	2008		2007
		% of		% of
	Amount	Total	Amount	Total
Net sales	$235,866	100.0%	$222,229	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	117,763	49.9%	107,169	48.2%

Gross profit	118,103	50.1%	115,060	51.8%

Operating expenses:
Selling	40,882	17.3%	39,851	17.9%
Warehouse & delivery	28,627	12.1%	28,093	12.6%
General & administrative	11,475	4.9%	10,986	4.9%
Stock compensation expense	557	0.2%	1,800	0.8%

Total SG&A	81,541	34.6%	80,730	36.3%
Depreciation	8,980	3.8%	9,196	4.1%
Amortization	3,537	1.5%	3,755	1.7%
Management and transaction fees	518	0.2%	509	0.2%

Total operating expenses	94,576	40.1%	94,190	42.4%

Other (expense) income, net	(223)	-0.1%	384	0.2%

Income from operations	23,304	9.9%	21,254	9.6%

Interest expense, net	10,761	4.6%	12,898	5.8%
Interest expense on mandatorily redeemable preferred stock & management purchased options	5,364	2.3%	4,784	2.2%
Interest expense on junior subordinated notes	6,305	2.7%	6,305	2.8%
Investment income on trust common securities	(189)	-0.1%	(189)	-0.1%

Income (loss) before income taxes	1,063	0.5%	(2,544)	-1.1%

Income tax provision	2,731	1.2%	1,661	0.7%

Net loss	$(1,668)	-0.7%	$(4,205)	-1.9%

Six Months Ended June 30, 2008 and 2007
Net sales of $235.9 million in the first half of 2008 increased $13.6 million or 6.1% from the first half of 2007. Sales by the newly acquired All Points business represented $10.0 million of the total $13.6 million increase from the prior year.
Sales of the remaining Company products, excluding sales by All Points, were $3.6 million of the total $13.6 million sales increase in the first half of 2008. Sales to national accounts increased $5.3 million in the first half primarily as a result of increased fastener and threaded rod sales to Lowe’s of $6.7 million which was partially offset by decreased sales of $2.0 million in keys and LNS at Home Depot and Wal-mart. Sales to Lowe’s increased by $8.1 million as a result of additional store locations and their recent strategy to increase fastener and threaded rod inventory at the store level to drive sales volume. Lowe’s has employed this strategy in similar product categories resulting in improved comparable store sales activity. The remaining national accounts sales declined $2.8 million, which included sales declines of $0.4 million to Home Depot and $1.2 million to Wal-mart. National account sales, with the exception of Lowe’s, were negatively impacted by the contraction in the residential construction market and the U.S. economic downturn. Economic conditions also had an adverse impact on sales to the traditional franchise and independent (“F&I”), warehouse, and regional accounts which experienced sales decreases of $2.5 million, $1.0 million, and $0.7 million, respectively. Sales of engraving products increased $0.8 million in the first half of 2008 primarily as a result of additional machine placements at the large national pet retailers. The sales of the Canadian division increased $0.8 million in the first half of 2008 primarily as a result of $0.6 million in sales of builders hardware products to Canadian Tire stores. Other sales to commercial industrial, Mexican and Latin American accounts increased $0.9 million to $7.6 million in the first half of 2008 as compared to $6.7 million in the same period of 2007.
The Company’s gross profit was 50.1% in the first half of 2008 compared to 51.8% in the first half of 2007. Adjusted for the All Points acquisition, first half 2008 gross profit was 51.2%. The remaining decline of 0.6% in the first half of 2008 was primarily a function of the shift in sales mix. A proportionately larger percentage of the Company’s revenue was generated from Lowe’s in the first half at a gross profit lower than the Company average. In addition, the Company’s gross profit rate has been negatively impacted by higher product costs as a result of increased prices for commodities such as steel, plastics, aluminum, nickel, copper, and zinc used in the manufacture of our products. In particular, the cost of steel based fasteners sourced primarily from Asia has risen dramatically in the last nine months. The Company anticipates the full year 2008 inflation impact of increased commodity costs will be approximately $18 million, which management plans to mitigate through various customer pricing actions and productivity improvements. Pricing actions were initiated in the latter half of the period which reduced the impact of cost increases already received from our suppliers. These pricing actions were implemented at varying points during the second quarter and therefore were not realized until the end of this period.
The Company’s SG&A expenses of $81.6 million in the first half of 2008 were $0.9 million more than the prior year period. Selling expenses increased $1.0 million, or 2.5%, primarily as a result of additional selling costs of $0.5 million in the newly acquired All Points operation. In addition, higher costs to provide service and merchandising to the expanded national accounts store base were offset by substantial savings on sales supply items which were used in the 2007 customer price increases. Warehouse and delivery expenses increased $0.5 million in actual terms, but decreased as a percentage of sales from 12.6% in the first half of 2007 to 12.3% in the first half of 2008. Freight expense, the largest component of warehouse and delivery expense, declined from 5.2% of sales in 2007 to 5.1% of sales in the comparable 2008 quarter. The Company has been able to offset the negative impact of higher fuel surcharges by negotiating more favorable freight contracts and implementing shipping and handling efficiencies. Operational improvements resulting from the recent application of lean principles to the order fulfillment process have produced lower labor costs and shipping supply expense. General and administrative expenses increased by $0.5 million in the first half of 2008 compared to the first half of 2007. This increase was primarily the result of higher salaries, wages, and employee benefit costs in the 2008 period compared to the 2007 period. Stock compensation expenses from stock options primarily related to the Merger Transaction were $0.6 million in the first half of 2008 compared to $1.8 million in the same prior year period. The change in the fair value of the Class B Common Stock is included in stock compensation expense and this resulted in a gain of $1.1 million in the first half of 2008 and no gain or charge in the same prior year period.

Depreciation expense of $9.0 million in the first half of 2008 was $0.2 million less than the depreciation of $9.2 million in the first half of 2007 as a result of fewer additions of key duplicating machines.
Amortization expense of $3.5 million in the first half of 2008 was $0.2 million less than the amortization in the same period of 2007.
The Company recorded management and transaction fees of $0.5 million for the first half of 2008 and recorded the same amount in the first half of 2007. The Company is obligated to pay management fees to a subsidiary of CHS for management services rendered in the amount of fifty-eight thousand dollars per month, plus out-of-pocket expenses, and to pay transaction fees to a subsidiary of OTPP for transaction services rendered in the amount of twenty-six thousand dollars per month, plus out of pocket expenses, for each month commencing after March 31, 2004.
Other income (expense) for the six months ended June 30, 2008 was an expense of $0.2 million compared to income of $0.4 million in the same period of 2007. The expense in the 2008 period consisted of a $0.2 million loss on investments. The 2007 income consisted of a $0.2 million gain on investments and a $0.2 million gain on foreign exchange.
Income from operations for the six months ended June 30, 2008 was $23.3 million, an increase of $2.0 million from the same period of the prior year.
The Company’s condensed consolidated operating profit margin from operations (income from operations as a percentage of net sales) increased from 9.6% in the first half of 2007 to 9.9% in the same period of 2008. The operating profit margin benefited from a reduction in selling, warehouse, and stock compensation expense which was partially offset by a decrease in gross profit as a percentage of sales.
Interest expense, net, decreased $2.1 million to $10.8 million in the first half of 2008 from $12.9 million in the same period of 2007. The decrease in interest expense was the result of a decrease in the LIBOR borrowing rate on the Term B Loan.
Interest expense on the mandatorily redeemable preferred stock and management purchased options increased by $0.6 million due to compounding of interest to $5.4 million in the first half of 2008 from $4.8 million in the same prior year period.
The Company pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.2 million per annum in the aggregate. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. For the six months ended June 30, 2008 and 2007, the Company paid $6.3 million in interest on the Junior Subordinated Debentures, which is equivalent to the amounts distributed by the Trust on the Trust Preferred Securities.
The Company also pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Common Securities at the rate of 11.6% per annum on their face amount of $3.3 million, or $0.4 million per annum in the aggregate. The Trust distributes an equivalent amount to the Company as a distribution on the underlying Trust Common Securities. For the six months ended June 30, 2008 and 2007, the Company paid $0.2 million interest on the Junior Subordinated Debentures, which is equivalent to the amounts received by the Company as investment income.
The Company recorded an income tax provision of $2.7 million on pre-tax income of $1.1 million in the first six months of 2008 compared to an income tax provision of $1.7 million on a pre-tax loss of $2.5 million in 2007. The effective income tax rates were 256.9% and -65.3% for the six months ended June 30, 2008 and 2007, respectively. The effective income tax rate differed from the federal statutory rate primarily as a result of the effect of non-deductible interest on the mandatorily redeemable Hillman Investment Company Class A Preferred stock and stock compensation expense recorded on the Preferred Options and Class B Common Stock. The non-deductible interest and compensation expense described above impacted the effective income tax rate from the federal statutory rate by 194.4% and -90.3% in the six month period ended June 30, 2008 and 2007, respectively. The remaining difference between the effective income tax rate and federal statutory rate in both periods was due to state and foreign income taxes.

Cash Flows
The statements of cash flows reflect the changes in cash and cash equivalents for the six months ended June 30, 2008 and 2007 by classifying transactions into three major categories: operating, investing and financing activities.
Operating Activities
The Company’s main source of liquidity is cash generated from routine operating activities represented by changes in inventories, accounts receivable, accounts payable, and other assets and liabilities plus the net loss adjusted for non-cash charges for depreciation, amortization, deferred taxes, and interest on mandatorily redeemable preferred stock and management purchased options. The Company’s liquidity is supplemented with borrowings on the revolving credit facility when necessary.
Cash used for operating activities was $0.6 million in the first six months of 2008 compared to cash provided of $8.9 million for the same period of 2007. Operating cash outflows have historically been higher in the first two fiscal quarters when selling volume, accounts receivable and inventory levels increase as the Company moves into the stronger spring and summer selling seasons. The cash collections have historically improved in the third quarter following the spring and summer selling seasons. Cash used for the seasonal increase of accounts receivable and inventory levels was $30.8 million in the first six months of 2008 compared to $17.8 in the prior year period. The seasonal accounts receivable and inventory build was higher than usual in the first half of 2008 as a result of the efforts to procure and sell product for the fulfillment of Lowe’s strategy to reset in-store minimum on-hand quantities. This resulted in an increase in cash used of $9.4 million in the first half of 2008 compared to the same period of 2007.
Investing Activities
The principal recurring investing activities are property additions primarily for key duplicating machines. The net property additions for the first six months of 2008 were $7.7 million which consisted of $4.3 million for key duplicating machines, $1.1 million for engraving machines and $2.3 million for computer software and equipment. The net property additions of $8.1 million in the first six months of 2007 consisted of $4.8 million for key duplicating machines, $1.0 million for engraving machines, $1.2 million for computer software and equipment and $1.1 million for plant equipment.
Financing Activities
Net cash used by financing activities for the six months ended June 30, 2008 was $2.1 million compared to $1.3 million for the comparable period in 2007. The current year period includes $6.0 million in cash provided by additional borrowings, net of repayments, on the revolving credit facility compared to no cash provided or used from the revolver facility in the prior year period. The revolving credit facility together with cash on hand at the beginning of each period was used to fund the senior term loan repayments of $7.9 million in 2008 and $1.2 million in 2007 in addition to the seasonal increase in working capital described in “Operating Activities” and the capital expenditures in “Investing Activities.”
Liquidity and Capital Resources
The Company’s working capital position (defined as current assets less current liabilities) of $134.0 million at June 30, 2008 represents an increase of $8.9 million from the December 31, 2007 level of $125.1 million. The primary factor for this increase in working capital was the seasonal increase of accounts receivable and inventories of $30.8 million which was partially offset by an increase in accounts payable of $8.7 million, a decrease in cash of $10.3 million and a decrease in other intangibles of $3.0 million. The Company’s current ratio (defined as current assets divided by current liabilities) decreased to 3.36x at June 30, 2008 from 3.77x at December 31, 2007.

The Company’s contractual obligations in thousands of dollars as of June 30, 2008:

		Payments Due
		Less Than	1 to 3	3 to 5	More Than 5
	Total	1 Year	Years	Years	Years
Contractual Obligations

Junior Subordinated Debentures (1)	$116,308	$—	$—	$—	$116,308
Long Term Senior Term Loans	223,545	2,350	221,195	—	—
Bank Revolving Credit Facility	6,000	—	—	6,000	—
Long Term Unsecured Subordinated Notes	49,820	—	—	49,820	—
Interest Payments (2)	46,888	17,622	28,020	1,246	—
Operating Leases	40,734	7,345	10,417	8,214	14,758
Mandatorily Redeemable Preferred Stock	92,376	—	—	—	92,376
Management Purchased Options	5,644	—	—	—	5,644
Accrued Stock Based Compensation on Preferred Options	9,424	—	—	—	9,424
Deferred Compensation Obligations	5,311	343	686	686	3,596
Capital Lease Obligations	615	336	219	60	—
Purchase Obligations	175	175	—	—	—
Other Long Term Obligations	2,700	1,089	910	228	473
FIN 48 Liabilities	2,875	—	—	—	2,875

Total Contractual Cash Obligations (3)	$602,415	$29,260	$261,447	$66,254	$245,454

(1)	The junior subordinated debentures liquidation value is approximately $108,707.

(2)	Interest payments for Long Term Senior Term Loans and Long Term Unsecured Subordinated Notes. Interest payments on the variable rate Long Term Senior Term Loans were calculated using actual interest rates as of June 30, 2008 and a LIBOR rate of 2.6875% plus applicable margin of 3.0% thereafter.

(3)	All of the contractual obligations noted above are reflected on the Company’s condensed consolidated balance sheet as of June 30, 2008 except for the interest payments and operating leases. In addition to the contractual obligations above, the Company has issued certain equity securities to management shareholders with terms that allow them to be put back to the Company upon termination from employment, death or disability. The terms of the equity securities held by management limit cash distributions for puttable equity securities to an aggregate of $5.0 million per annum. As of June 30, 2008, no equity securities have been put back to the Company by management shareholders. See Note 9, Common and Preferred Stock, to the condensed consolidated financial statements for additional information.
The Company has a purchase agreement with its supplier of key blanks which requires minimum purchases of 100 million key blanks per year. To the extent minimum purchases of key blanks are below 100 million, the Company must pay the supplier $0.0035 per key multiplied by the shortfall. Since the inception of the contract in 1998, the Company has purchased more than the requisite 100 million key blanks per year from the supplier. The Company extended this contract for an additional two years in 2007.
The Company had approximately $224.2 million of outstanding debt under its collateralized credit facilities at June 30, 2008, consisting of $223.6 million in a term loan and $0.6 million in capitalized lease obligations. The term loan consisted of a $223.0 million Term B Loan (the “Term B Loan”) currently at a three (3) month LIBOR rate plus margin of 5.6875% and a $0.6 million Term B Loan currently at a one (1) month LIBOR rate plus margin of 5.4375%. The capitalized lease obligations were at various interest rates.
As of June 30, 2008, the Company had $28.8 million available under its $40.0 million revolving credit facility compared to availability of $34.8 million as of December 31, 2007. The availability under the revolving credit facility at June 30, 2008 was reduced by borrowing of $6.0 million and outstanding letters of credit of $5.2 million.

As of June 30, 2008, the Company had no material purchase commitments for capital expenditures.
Interest on the Subordinated Debt Issuance of $47.5 million which matures September 30, 2011 was at a fixed rate of 13.5% per annum, with cash interest payments being required on a quarterly basis at a fixed rate of 11.25% commencing April 15, 2004. Effective July 21, 2006, the Subordinated Debt Agreement was amended to reduce the interest rate to a fixed rate of 10.0% payable quarterly. At June 30, 2008, the outstanding Subordinated Debt Issuance was $49.8 million.
The Senior Credit and Subordinated Debt Agreements, among other provisions, contain financial covenants requiring the maintenance of specific fixed charge, leverage and interest coverage ratios, restricting the incurrence of additional debt and the sale of assets, and permit acquisitions only with the consent of the lenders. At June 30, 2008, the fixed charge ratio was 1.43 on a minimum requirement of 1.15, the interest coverage ratio was 3.30 on a minimum requirement of 2.50 and the leverage ratio was 3.79 on a maximum requirement of 4.00.
The Company was in compliance with all other provisions of the Senior Credit and Subordinated Debt Agreements as of June 30, 2008 and management believes the likelihood of default is remote.
Critical Accounting Policies and Estimates
Significant accounting policies and estimates are summarized in the footnotes to the condensed consolidated financial statements. Some accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate. Management believes these estimates and assumptions are reasonable based on the facts and circumstances as of June 30, 2008, however, actual results may differ from these estimates under different assumptions and circumstances.
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
The fair market value of the Class A Common Stock and the Class B Common Stock have been calculated at each balance sheet date by estimating the enterprise value of the Company less the redemption value of all obligations payable in preference to the common stock, including the Class A Preferred stock and options issued thereon, the Hillman Investment Company Class A Preferred Stock and options issued thereon, the Trust Preferred Securities, long term debt and bank revolving credit. The remainder is divided by the fully diluted common shares outstanding to arrive at a fair value per common share outstanding.
The enterprise value of the Company is determined based on the earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the most recent twelve month period multiplied by a valuation multiple. The Company has consistently applied a valuation multiple of 8.3x to trailing twelve months EBITDA in determining enterprise value. Management periodically reviews the appropriateness of this multiple and notes that it is consistent with comparable distribution companies.

A change of 0.1 in the valuation multiple used to calculate the enterprise value adjust the per share fair value of the Class A Common Stock and the Class B Common Stock by $502.
The fair value of the Class A Preferred Stock Options and Hillman Investment Company Class A Preferred Stock Options is equal to the liquidation value of $1,000 per share plus all accumulated and unpaid dividends thereon less the applicable strike price. The aggregate fair value of the puttable Class A Preferred Stock Options and Hillman Investment Company Class A Preferred Stock Options was $9,488 at June 30, 2008 and $8,913 at December 31, 2007.
According to the ESA, the fair market value of the Class A Common Stock and the Class B Common Stock is to be determined by the Board of Directors using an enterprise basis and taking into account all relevant market factors.
Stock-Based Compensation:
During the first quarter of fiscal 2006, the Company adopted the provisions of, and accounts for stock-based compensation in accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified-prospective method under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding prior to the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures. See Note 10, Stock Based Compensation, of the notes to the condensed consolidated financial statements for further information.
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
Accounts Receivable and Allowance for Doubtful Accounts:
The Company establishes the allowance for doubtful accounts using the specific identification method and also provides a reserve in the aggregate. The estimates for calculating the aggregate reserve are based on historical information. The allowance for doubtful accounts was $498 as of June 30, 2008 and $597 as of December 31, 2007.

Inventory Realization:
Inventories consisting predominantly of finished goods are valued at the lower of cost or market, cost being determined principally on the weighted average cost method. Excess and obsolete inventories are carried at net realizable value. The historical usage rate is the primary factor used by the Company in assessing the net realizable value of excess and obsolete inventory. A reduction in the carrying value of an inventory item from cost to market is recorded for inventory with no usage in the preceding twenty-four month period or with on hand quantities in excess of twenty-four months average usage. The inventory reserve amounts were $8,024 as of June 30, 2008 and $6,164 as of December 31, 2007.
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
Risk Insurance Reserves:
The Company self insures its product liability, automotive, worker’s compensation and general liability losses up to $250 thousand per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences in excess of $250 thousand up to $35 million. The two risk areas involving the most significant accounting estimates are workers’ compensation and automotive liability. Actuarial valuations performed by the Company’s outside risk insurance expert, Insurance Services Office, Inc., were used to form the basis for workers’ compensation and automotive liability loss reserves. The actuary contemplated the Company’s specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes the liability recorded for such risk insurance reserves is adequate as of June 30, 2008, but due to judgments inherent in the reserve estimation process it is possible the ultimate costs will differ from this estimate.
The Company self-insures its group health claims up to an annual stop loss limit of $175 thousand per participant. Aggregate coverage is maintained for annual group health insurance claims in excess of 125% of expected claims. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves. The Company believes the liability recorded for such insurance reserves is adequate as of June 30, 2008, but due to judgments inherent in the reserve estimation process it is possible the ultimate costs will differ from this estimate.

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
Based on the Company’s exposure to variable rate borrowings at June 30, 2008, a one percent (1%) change in the weighted average interest rate for a period of one year would change the annual interest expense by approximately $1.8 million.
The Company is exposed to foreign exchange rate changes of the Canadian and Mexican currencies as it impacts the $4.0 million net asset value of its Canadian and Mexican subsidiaries as of June 30, 2008. Management considers the Company’s exposure to foreign currency translation gains or losses to be immaterial.
Item 4.
Controls and Procedures
Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, which included the matters discussed below, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period ended June 30, 2008, in ensuring that material information relating to The Hillman Companies, Inc. required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
DATE: August 13, 2008