Form 10-Q
period 2008-09-30
HILLMAN COMPANIES INC
filed 2008-11-14
CIK 1029831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
On November 14, 2008, there were 6,217.3 Class A Common Shares issued and outstanding, 1,000.0 Class B Common Shares issued and outstanding, 2,787.1 Class C Common Shares issued and outstanding, 82,192.8 Class A Preferred Shares issued and outstanding by the Registrant, 57,344.4 Class A Preferred Shares issued and outstanding by the Hillman Investment Company and 4,217,724 Trust Preferred Securities issued and outstanding by the Hillman Group Capital Trust. The Trust Preferred Securities trade on the American Stock Exchange under symbol HLM.Pr.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
INDEX

PAGE(S)
PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets	3-4

Condensed Consolidated Statements of Operations	5-6

Condensed Consolidated Statements of Cash Flows	7

Condensed Consolidated Statements of Changes in Stockholders’ Equity	8

Notes to Condensed Consolidated Financial Statements	9-20

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-36

Item 3. Quantitative and Qualitative Disclosures about Market Risk	37

Item 4. Controls and Procedures	37

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	38

Item 1A. Risk Factors	38

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3. Defaults upon Senior Securities	38

Item 4. Submission of Matters to a Vote of Security Holders	38

Item 5. Other Information	38

Item 6. Exhibits	38

SIGNATURES	39

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 30,
	2008	December 31,
	(Unaudited)	2007
ASSETS
Current assets:
Cash and cash equivalents	$7,223	$11,919
Restricted investments	343	325
Accounts receivable, net	73,416	48,962
Inventories, net	96,657	97,976
Deferred income taxes, net	7,975	7,780
Other current assets	3,199	3,355

Total current assets	188,813	170,317
Property and equipment, net	53,406	56,088
Goodwill	260,032	260,687
Other intangibles, net	155,321	159,971
Restricted investments	4,499	5,316
Deferred financing fees, net	4,863	6,126
Investment in trust common securities	3,261	3,261
Other assets	1,533	709

Total assets	$671,728	$662,475

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,077	$23,233
Current portion of senior term loans	2,232	2,350
Current portion of capitalized lease obligations	270	266
Interest payable on junior subordinated debentures	1,019	—
Accrued expenses:
Salaries and wages	5,595	4,628
Pricing allowances	6,642	5,484
Income and other taxes	2,918	2,166
Interest	2,211	1,241
Deferred compensation	343	325
Other accrued expenses	7,989	5,476

Total current liabilities	56,296	45,169
Long term senior term loans	212,725	229,125
Bank revolving credit	—	—
Long term capitalized lease obligations	205	239
Long term unsecured subordinated notes	49,820	49,820
Junior subordinated debentures	116,209	116,505
Mandatorily redeemable preferred stock	97,431	89,773
Management purchased preferred options	5,828	5,298
Deferred compensation	4,499	5,316
Deferred income taxes, net	49,415	43,704
Accrued dividends on preferred stock	54,738	43,566
Other non-current liabilities	12,017	9,353

Total liabilities	659,183	637,868

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 30,
	2008	December 31,
	(Unaudited)	2007
LIABILITIES AND STOCKHOLDERS’ EQUITY (CONTINUED)
Common and preferred stock with put options:
Class A Preferred stock, $.01 par, $1,000 liquidation value, 238,889 shares authorized, 88.0 issued and outstanding	88	88

Class A Common stock, $.01 par, 23,141 shares authorized, 412.0 issued and outstanding	422	417

Class B Common stock, $.01 par, 2,500 shares authorized, 1,000.0 issued and outstanding	1,024	1,635

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred Stock:
Class A Preferred stock, $.01 par, $1,000 liquidation value, 238,889 shares authorized, 82,104.8 issued and outstanding	1	1

Common Stock:
Class A Common stock, $.01 par, 23,141 shares authorized, 5,805.3 issued and outstanding	—	—
Class C Common stock, $.01 par, 30,109 shares authorized, 2,787.1 issued and outstanding	—	—
Additional paid-in capital	33,003	44,164
Accumulated deficit	(21,634)	(21,287)
Accumulated other comprehensive loss	(359)	(411)

Total stockholders’ equity	11,011	22,467

Total liabilities and stockholders’ equity	$671,728	$662,475

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
FOR THE THREE MONTHS ENDED
(dollars in thousands)

	September 30,	September 30,
	2008	2007
Net sales	$132,588	$118,715
Cost of sales (exclusive of depreciation and amortization shown separately below)	67,935	56,824

Gross profit	64,653	61,891

Operating expenses:
Selling, general and administrative expenses	41,525	42,457
Depreciation	4,295	4,248
Amortization	1,768	1,759
Management and transaction fees to related party	255	260

Total operating expenses	47,843	48,724

Other (expense) income, net	(560)	387

Income from operations	16,250	13,554

Interest expense, net	5,271	6,428
Interest expense on mandatorily redeemable preferred stock and management purchased options	2,824	2,532
Interest expense on junior subordinated debentures	3,152	3,152
Investment income on trust common securities	(95)	(95)

Income before income taxes	5,098	1,537

Income tax provision	3,777	2,908

Net income (loss)	$1,321	$(1,371)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
FOR THE NINE MONTHS ENDED
(dollars in thousands)

	September 30,	September 30,
	2008	2007
Net sales	$368, 454	$340,944
Cost of sales (exclusive of depreciation and amortization shown separately below)	185,698	163,993

Gross profit	182,756	176,951

Operating expenses:
Selling, general and administrative expenses	123,066	123,187
Depreciation	13,275	13,444
Amortization	5,305	5,514
Management and transaction fees to related party	773	769

Total operating expenses	142,419	142,914

Other (expense) income, net	(783)	771

Income from operations	39,554	34,808

Interest expense, net	16,032	19,326
Interest expense on mandatorily redeemable preferred stock and management purchased options	8,188	7,316
Interest expense on junior subordinated debentures	9,457	9,457
Investment income on trust common securities	(284)	(284)

Income (loss) before income taxes	6,161	(1,007)

Income tax provision	6,508	4,569

Net loss	$ (347)	$(5,576)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE NINE MONTHS ENDED
(dollars in thousands)

	September 30,	September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(347)	$(5,576)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,580	18,958
Dispositions of property and equipment	66	—
Deferred income tax provision	5,515	6,505
Interest on mandatorily redeemable preferred stock and management purchased options	8,188	7,316
Changes in operating items:
Increase in accounts receivable, net	(24,454)	(11,352)
Decrease (increase) in inventories, net	1,319	(722)
(Increase) decrease in other assets	(668)	383
Increase in accounts payable	3,844	3,244
Increase in interest payable on junior subordinated debentures	1,019	1,019
Increase in other accrued liabilities	6,360	1,700
Other items, net	3,125	5,363

Net cash provided by operating activities	22,547	26,838

Cash flows from investing activities:
Capital expenditures	(10,457)	(11,395)
Other, net	—	(27)

Net cash used for investing activities	(10,457)	(11,422)

Cash flows from financing activities:
Repayments of senior term loans	(16,518)	(1,762)
Borrowings of revolving credit loans	23,250	9,500
Repayments of revolving credit loans	(23,250)	(9,500)
Principal payments under capitalized lease obligations	(268)	(202)

Net cash used for financing activities	(16,786)	(1,964)

Net (decrease) increase in cash and cash equivalents	(4,696)	13,452

Cash and cash equivalents at beginning of period	11,919	2,551

Cash and cash equivalents at end of period	$7,223	$16,003

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC . AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS ‘ EQUITY (Unaudited)

						Accumulated
			Additional	Class A		Other	Total
	Common Stock		Paid-in	Preferred	Accumulated	Comprehensive	Stockholders’
	Class A	Class C	Capital	Stock	Deficit	Loss	Equity
Balance at December 31, 2007	—	—	$44,164	$1	$(21,287)	$(411)	$22,467

Net loss	—	—	—	—	(347)	—	(347)
Class A Common Stock FMV adjustment (2)	—	—	(5)	—	—	—	(5)
Dividends to shareholders	—	—	(11,172)	—	—	—	(11,172)
Stock-based compensation	—	—	16	—	—	—	16
Change in cumulative foreign translation adjustment (1)	—	—	—	—	—	20	20
Change in derivative security value (1)	—	—	—	—	—	32	32

Balance at September 30, 2008	—	—	$33,003	$1	$(21,634)	$(359)	$11,011

(1)	The cumulative foreign translation adjustment and change in derivative security value, net of taxes, represent the only items of other comprehensive loss.

(2)	Company management controls 412 shares of class A common stock which contain a put feature that allows redemption at the holder’s option. These shares have been adjusted to fair market value in accordance with EITF D-98, “Classification and Measurement of Redeemable Securities.” See Note 9 of condensed consolidated financial statements.
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
The accompanying unaudited condensed consolidated financial statements present information in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. Management believes the financial statements include all normal recurring accrual adjustments necessary for a fair presentation. Operating results for the nine month period ended September 30, 2008 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report filed on Form 10-K for the year ended December 31, 2007.
Nature of Operations:
The Company is one of the largest providers of value-added merchandising services and hardware-related products to retail markets in North America through its wholly-owned subsidiary, The Hillman Group, Inc. (the “Hillman Group”). A subsidiary of the Hillman Group operates in Canada under the name The Hillman Group Canada, Ltd., in Mexico under the name SunSource Integrated Services de Mexico SA de CV, and primarily in Florida under the name All Points Industries, Inc. The Hillman Group provides merchandising services and products such as fasteners and related hardware items; threaded rod and metal shapes; keys, key duplication systems and accessories; and identification items, such as, tags and letters, numbers and signs to retail outlets, primarily hardware stores, home centers and mass merchants.
2. Summary of Significant Accounting Policies:
Accounts Receivable and Allowance for Doubtful Accounts:
The Company establishes the allowance for doubtful accounts using the specific identification method and also provides a reserve in the aggregate. The estimates for calculating the aggregate reserve are based on historical collection experience. The allowance for doubtful accounts was $515 as of September 30, 2008 and $597 as of December 31, 2007.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
2. Summary of Significant Accounting Policies (continued):
Shipping and Handling:
The costs incurred to ship product to customers, including freight and handling expenses, are included in selling, general and administrative (“SG&A”) expenses on the Company’s statements of operations. The Company’s shipping and handling costs included in SG&A were $5,201, $4,798, $15,255, and $14,576 for the three and nine months ended September 30, 2008 and 2007, respectively.
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
Reclassifications:
Certain amounts in previously issued financial statements have been reclassified to conform to the fiscal 2008 presentation. Financing fees in the amount of $2,415 that were previously netted against mandatorily redeemable preferred stock at December 31, 2007 have been reclassified to deferred financing fees.
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
In May 2008, the FASB issued Statement of Financial Accounting Standard No. 162 (“SFAS 162”), “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies the sources of accounting principles and the framework, or hierarchy, for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. This statement is effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company is currently assessing the impact of SFAS 162 on its consolidated financial statements.
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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
4. Acquisition (continued):
The following table reconciles the fair value of the acquired assets and assumed liabilities to the total purchase price:

Cash	$481
Account receivable	1,017
Inventory	7,372
Other current assets	77
Deferred income taxes	677
Property and equipment	435
Goodwill	401
Intangibles	655

Total assets acquired	11,115
Less:
Liabilities assumed	872

Total purchase price	$10,243

The following table indicates the pro forma financial statements of the Company for the three and nine months ended September 30, 2007. The pro forma financial statements give effect to the All Points acquisition, as if it had occurred on January 1, 2007:

	Three Months	Nine Months
Net sales	$125,146	$360,672
Net loss	(1,100)	(4,680)
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
5. Other Intangibles, net:
Intangible assets are amortized over their useful lives and are subject to lower of cost or market impairment testing.
Other intangibles, net as of September 30, 2008 and December 31, 2007 consist of the following:

	Estimated
	Useful Life	September 30,	December 31,
	(Years)	2008	2007
Customer relationships — Hillman	23	$126,651	$126,651
Customer relationships — All Points	15	555	—
Trademarks	Indefinite	47,394	47,294
Patents	9	7,960	7,960
Non-compete agreements	4	5,742	5,742

Intangible assets, gross		188,302	187,647
Less: Accumulated amortization		32,981	27,676

Other intangibles, net		$155,321	$159,971

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
5. Other Intangibles, net (continued):
The Company’s amortization expense for amortizable assets for the three months ended September 30, 2008 and 2007 was $1,768 and $1,759, respectively. The Company’s amortization expense for amortizable assets for the nine months ended September 30, 2008 and 2007 was $5,305 and $5,514, respectively. The Company’s amortization expense for amortizable assets for the year ended December 31, 2008 is estimated to be $7,074 and for the years ending December 31, 2009, 2010, 2011, 2012, and 2013 are estimated to be $6,912, $6,428, $6,428, $6,428, and $5,764, respectively.
6. Commitments and Contingencies:
The Company self insures its product liability, automotive, worker’s compensation and general liability losses up to $250 per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences in excess of $250 up to $35,000. The two risk areas involving the most significant accounting estimates are workers’ compensation and automotive liability. Actuarial valuations performed by the Company’s outside risk insurance expert, Insurance Services Office, Inc., were used to form the basis for workers’ compensation and automotive liability loss reserves. The actuary contemplated the Company’s specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes the liability recorded for such risk insurance reserves is adequate as of September 30, 2008, but due to judgments inherent in the reserve estimation process, it is possible the ultimate costs will differ from this estimate.
As of September 30, 2008, the Company has provided certain vendors and insurers letters of credit aggregating $5,167 related to its product purchases and insurance coverage of product liability, workers compensation and general liability.
The Company self-insures its group health claims up to an annual stop loss limit of $175 per participant. Aggregate coverage is maintained for annual group health insurance claims in excess of 125% of expected claims. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves.
Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claim data and certain actuarial assumptions. The Company believes the liability recorded for such insurance reserves is adequate as of September 30, 2008, but due to judgments inherent in the reserve estimation process, it is possible the ultimate costs will differ from this estimate.
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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
7. Related Party Transactions:
The Company is obligated to pay management fees to a subsidiary of CHS in the amount of $58 per month and to pay transaction fees to a subsidiary of OTPP in the amount of $26 per month, plus out of pocket expenses. The Company has recorded management and transaction fee charges and expenses from CHS and OTPP for the three and nine month periods ended September 30, 2008 and 2007 of $255, $260, $773 and $769, respectively.
Gregory Mann and Gabrielle Mann are employed by the All Points division of Hillman as President and Vice President, respectively. All Points leases an industrial warehouse and office facility from companies under the control of the Manns. The Company has recorded rental expense for the lease of this facility on an arms length basis in the amount of $75, $0, $226, and $0 for the three and nine month periods ended September 30, 2008 and 2007, respectively.
8. Income Taxes:
The Company’s policy is to estimate income taxes for interim periods based on estimated annual effective tax rates. These are derived, in part, from expected pre-tax income. However, the income tax provisions for the three and nine months ended September 30, 2008 have been computed on a discrete period basis. This is due to the Company’s variability in income between quarters combined with the large permanent book versus tax differences and the relatively low pre-tax income creating the inability to reliably estimate pre-tax income for the remainder of the year. Accordingly, the interim tax provision for the three and nine month periods ended September 30, 2008 were calculated by multiplying the statutory income tax rate by pre-tax earnings adjusted for permanent book versus tax basis differences.
The effective income tax rate was 105.6% and -453.7% for the first nine months ended September 30, 2008 and 2007, respectively. In addition to the effect of state taxes, the effective income tax rate differed from the federal statutory rate primarily due to the effect of nondeductible interest on mandatorily redeemable preferred stock and stock compensation expense.
The Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” as of January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $2,868 decrease in the deferred tax asset related to the future tax benefit of the Company’s net operating loss carryforward. There was a corresponding adjustment of a $1,438 decrease in the January 1, 2007 balance of accumulated deficit and a $1,430 reduction in the Company’s uncertain tax position reserve. Also, as a result of the adoption of FIN 48, the Company’s uncertain tax position reserve was reduced an additional $608, all of which was recorded as a reduction of the goodwill recorded in the 2004 Merger Transaction. At the adoption date, $1,445 of the gross unrecognized tax benefit would impact the effective tax rate if recognized. There was no adjustment of the FIN 48 reserve in the third quarter ended September 30, 2008.
The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. In conjunction with the adoption of FIN 48, the Company has not recognized any adjustment for interest or penalties in its financial statements due to its net operating loss position. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to September 30, 2009.
The Company files a consolidated income tax return in the United States and numerous consolidated and separate income tax returns in various states and foreign jurisdictions. As of September 30, 2008, with few exceptions, the Company is no longer subject to U.S. federal, state and foreign tax examinations by tax authorities for tax years prior to 2005.

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
In connection with the Merger Transaction, certain members of management entered into an Executive Securities Agreement (“ESA”). The ESA provides for the method and terms under which management proceeds were invested in the Company. Under the terms of the ESA, management shareholders have the right to put their Class A Common Stock and Class B Common Stock back to the Company at fair market value if employment is terminated for other than cause. If terminated for cause, the management shareholders can generally put the Class A Common Stock and Class B Common Stock back to the Company for the lower of the fair market value or cost. The SEC’s Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stock,” requires certain securities whose redemption is not in the control of the issuer to be classified outside of permanent equity. The put feature embedded in management’s Class A Common Stock and Class B Common Stock allows redemption at the holder’s option if employment is terminated for other than cause, resignation by the executive security holder, death, disability or retirement at age 61. Accordingly, management’s 412.0 Class A Common Stock shares and 1,000 Class B Common Stock shares have been classified between liabilities and stockholder’s equity in the accompanying condensed consolidated balance sheet. The fair market value and cost of the Class A Common Stock subject to the put feature were $697 and $417, respectively at December 31, 2007 and $422 and $417, respectively at September 30, 2008. The fair market value and cost of the Class B Common Stock subject to the put feature were $1,692 and $1,000, respectively at December 31, 2007 and $1,024 and $1,000, respectively at September 30, 2008.
EITF D-98, “Classification and Measurement of Redeemable Securities,” requires securities that are either currently redeemable or where redemption is probable to be marked to redemption value with a corresponding charge to accumulated paid in capital. The ESA allows the management shareholders to put, or redeem, the Class A Common Stock back to the Company if terminated for other than cause. Under the terms of the ESA, the redemption value of the Class A Common Stock is equal to the fair market value as determined by the Board of Directors. Accordingly, the Class A Common stock has been adjusted to its fair market value of $422 as of September 30, 2008 with a corresponding decrease in additional paid-in capital of $5.
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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
9. Common and Preferred Stock (continued):
Preferred Stock:
The Company has 238,889 authorized shares of Class A Preferred Stock, 82,192.8 of which are issued and outstanding and 13,450.7 of which are reserved for issuance upon the exercise of options to purchase shares of Class A Preferred Stock. Holders of Class A Preferred Stock are not entitled to any voting rights. Holders of Class A Preferred Stock are entitled to preferential dividends that shall accrue on a daily basis at the rate of 11.5% per annum of the sum of the Liquidation Value (as defined in the Restated Certificate of Incorporation) plus all accumulated and unpaid dividends thereon. At September 30, 2008, the Liquidation Value including accumulated and unpaid dividends was $1,666 per share.
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
The Hillman Investment Company Class A Preferred Stock is mandatorily redeemable on March 31, 2028 and in accordance with Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (“SFAS 150”) has been classified as debt in the accompanying condensed consolidated balance sheets. The Hillman Investment Company Class A Preferred Stock is redeemable at its liquidation value of $1,000 per share plus all accumulated and unpaid dividends. Dividends on the mandatorily redeemable Class A Preferred Stock were $2,824, $2,532, $8,188 and $7,316 for the three and nine months ended September 30, 2008 and 2007, respectively. The dividends on the mandatorily redeemable Class A Preferred Stock are recorded as interest expense in the accompanying condensed consolidated statements of operations. At September 30, 2008, the liquidation value including accumulated and unpaid dividends was $1,630 per share.
The Company incurred $2,415 in financing fees in connection with the issuance of the Hillman Investment Company Class A Preferred Stock. The financing fees were capitalized and will be amortized over the redemption period using the effective interest method. For the three and nine months ended September 30, 2008, interest expense of $121 and $121, respectively, was included in the accompanying condensed consolidated statements of operations.
Management believes the liquidation value of the Class A Preferred Stock and the Hillman Investment Company Class A Preferred Stock, including accumulated and unpaid dividends, approximates fair value at September 30, 2008.
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
SFAS 150 requires the initial and subsequent valuations of the Purchased Options be measured at fair value with the change in fair value recognized as interest expense. For the three and nine months ended September 30, 2008 and 2007, interest expense of $183, $163, $530 and $471, respectively, was recorded in the accompanying condensed consolidated statements of operations to recognize the increase in fair market value of the Purchased Options.
The table below reconciles the components of the Preferred Stock and the Purchased Options to the accompanying condensed consolidated balance sheets:

	September 30,	December 31,
	2008	2007
Hillman Investment Company Class A Preferred Stock	$57,344	$57,344
Purchased Options — Hillman Investment Company Class A Preferred Stock	2,254	2,254
Accumulated and unpaid dividends	37,833	30,175

Total mandatorily redeemable preferred stock	$97,431	$89,773

Purchased Options — Hillman Companies, Inc. Class A Preferred Stock	$3,230	$3,230
Accumulated and unpaid dividends	2,598	2,068

Total mandatorily redeemable preferred stock	$5,828	$5,298

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
SFAS 123(R) allows nonpublic entities to make a policy decision as to whether to measure its liability awards at fair value or intrinsic value. Management has determined the lack of an active market, trading restrictions and absence of any trading history preclude the reasonable estimate of fair value. Regardless of the valuation method selected under SFAS 123(R), a nonpublic entity is required to re-measure its liabilities under share based payment awards at each reporting date until settlement. Accordingly, the Company has elected to use the intrinsic value method to value the Preferred Options at the end of each reporting period pro-rated for the portion of the service period rendered. For the three and nine months ended September 30, 2008 and 2007, compensation expense of $934, $1,042, $2,640 and $2,821, respectively, was recognized in the accompanying condensed consolidated statements of operations.
At September 30, 2008, the aggregate intrinsic value of the outstanding Preferred Options was $10,570, and the intrinsic value of the exercisable Preferred Options was $8,456. The value of the Preferred Options is included under other non-current liabilities on the accompanying condensed consolidated balance sheets.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
10. Stock-Based Compensation (continued):
Class B Shares:
The SEC’s Staff Accounting Bulletin Topic 14 requires share based payment instruments classified as temporary equity to be adjusted at each balance sheet date to an amount that is based on the redemption amount of the instrument taking into account the proportion of consideration received in the form of employee services. All of the outstanding shares of Class B Common Stock are subject to vesting over 5 years with 20% of the shares vesting on each anniversary of the Merger Transaction. Vested shares of the Class B Common Stock can be put back to the Company at fair market value upon termination. Unvested shares of the Class B Common Stock are puttable at the lesser of fair market value or cost. Accordingly, the value of the Class B common shares is adjusted at each balance sheet date to fair value for the proportion of consideration received in the form of employee service plus an amount equal to the lesser of fair value or original cost for the proportion of the Class B common shares for which employee service has not been recognized. The proportion of consideration recognized is based on the percentage of employee services for each of the 5 vesting periods. On a weighted average basis, the proportion of service deemed to have been earned for the Class B Common Shares was 98.0% at September 30, 2008.
There have been no grants or forfeitures of shares of Class B Common Stock since the Merger Transaction. At September 30, 2008, there were 800 Class B Common shares vested with a fair value of $1,024.17 per share. For the three and nine month periods ended September 30, 2008 and 2007, compensation expense (income) of $553, $1,691, $(611) and $1,691, respectively, was recorded in the accompanying condensed consolidated statements of operations.
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
On August 28, 2006, the Company entered into an Interest Rate Swap Agreement (“Swap”) with a two-year term for a notional amount of $50 million. The Swap fixed the interest rate at 5.375% plus applicable interest rate margin. The Swap expired on August 28, 2008.
On August 29, 2008, the Company entered into a new Interest Rate Swap Agreement (“New Swap”) with a three-year term for a notional amount of $50 million. The New Swap fixes the interest rate at 3.41% plus applicable interest rate margin.
The New Swap was designated as a cash flow hedge, and the fair value at September 30, 2008 was $(178), net of $112 in taxes. The New Swap was reported on the condensed consolidated balance sheet in other non-current liabilities with a related deferred charge recorded as a component of other comprehensive income in shareholders’ equity.

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
The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the period, by level, within the fair value hierarchy:

		Fair Value Measurement
		at September 30, 2008
	Level 1	Level 2	Level 3	Total
Available-for-sale securities	$4,842	$—	$—	$4,842
Interest rate swaps	—	(178)	—	(178)
Available-for-sale securities are trading securities valued using quoted prices on an active exchange. Available-for-sale securities represent assets held in a Rabbi Trust to fund deferred compensation liabilities and are included as restricted investments on the accompanying condensed consolidated balance sheets. For the three and nine months ended September 30, 2008, the unrealized losses on these securities of $493 and $774, respectively, were recorded as other expense. An offsetting entry, for the same amount, decreasing the deferred compensation liability and compensation expense within SG&A was also recorded.
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
General
The Hillman Companies, Inc. (“Hillman” or the “Company”) is one of the largest providers of hardware-related products and related merchandising services to retail markets in North America through its wholly-owned subsidiary, The Hillman Group, Inc. (the “Hillman Group”). A subsidiary of the Hillman Group operates in Canada under the name The Hillman Group Canada, Ltd., in Mexico under the name SunSource Integrated Services de Mexico SA de CV, and primarily in Florida under the name All Points Industries, Inc. The Hillman Group provides merchandising services and products such as fasteners and related hardware items; threaded rod and metal shapes; keys, key duplication systems and accessories; and identification items, such as, tags and letters, numbers and signs (“LNS”) to retail outlets, primarily hardware stores, home centers and mass merchants.

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
Effective July 21, 2006, the Subordinated Debt Issuance was amended to reduce the interest rate to a fixed rate of 10.0% payable quarterly. In addition, financial covenants were revised consistent with the changes to the amended and restated Senior Credit Agreement. The reduction in the interest rate was retroactive to May 15, 2006. During the third quarter of 2006, the Company wrote off $0.7 million in deferred financing fees in connection with the amended Subordinated Debt Issuance.
The Company pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.2 million per annum in the aggregate. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities.
On August 28, 2006, the Company entered into an Interest Rate Swap Agreement (“Swap”) with a two-year term for a notional amount of $50 million. The Swap fixed the interest rate at 5.375% plus applicable interest rate margin. The Swap expired on August 28, 2008.

On August 29, 2008, the Company entered into a new Interest Rate Swap Agreement (“New Swap”) with a three-year term for a notional amount of $50 million. The New Swap fixes the interest rate at 3.41% plus applicable interest rate margin.
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

Results of Operations
Sales and Profitability for each of the Three Month Periods Ended September 30,

	(dollars in thousands)
	2008		2007
		% of		% of
	Amount	Total	Amount	Total
Net sales	$132,588	100.0%	$118,715	100.0%
Cost of sales (exclusive of depreciation and
amortization shown separately below)	67,935	51.2%	56,824	47.9%

Gross profit	64,653	48.8%	61,891	52.1%

Operating expenses:
Selling	20,886	15.8%	20,244	17.1%
Warehouse & delivery	14,475	10.9%	14,084	11.9%
General & administrative	4,676	3.5%	5,383	4.5%
Stock compensation expense	1,488	1.1%	2,746	2.3%

Total SG&A	41,525	31.3%	42,457	35.8%
Depreciation	4,295	3.2%	4,248	3.6%
Amortization	1,768	1.3%	1,759	1.5%
Management and transaction fees to related party	255	0.2%	260	0.2%

Total operating expenses	47,843	36.1%	48,724	41.0%

Other (expense) income, net	(560)	-0.4%	387	0.3%

Income from operations	16,250	12.3%	13,554	11.4%

Interest expense, net	5,271	4.0%	6,428	5.4%
Interest expense on mandatorily redeemable preferred stock & management purchased options	2,824	2.1%	2,532	2.1%
Interest expense on junior subordinated notes	3,152	2.4%	3,152	2.7%
Investment income on trust common securities	(95)	-0.1%	(95)	-0.1%

Income before income taxes	5,098	3.8%	1,537	1.3%

Income tax provision	3,777	2.8%	2,908	2.4%

Net income (loss)	$1,321	1.0%	$(1,371)	-1.2%

Macroeconomic Conditions
The Company’s business is impacted by general economic conditions in the U.S., including the residential construction market. In recent quarters, our operations have been negatively impacted by the general downturn in the U.S. economy and the contraction of the residential construction market. Such conditions are not expected to improve significantly in the near term and may have the effect of reducing consumer spending which could adversely affect our operations during the next year.
The Company is also sensitive to inflation present in the economies of foreign suppliers located primarily in Taiwan and China. In the last several years, the rapid growth in China’s economic activity has produced significantly rising costs of certain imported fastener products. In addition, the cost of commodities such as copper, zinc, aluminum, nickel, and plastics used in the manufacture of Company products have increased sharply. Further, recent increases in the cost of diesel fuel have contributed to transportation rate increases. Continued inflation and resulting cost increases over a period of years would result in significant increases in inventory costs and operating expenses. Such higher cost of sales and operating expenses can generally be offset by increases in selling prices, although the ability of the Company’s operating divisions to raise prices is dependent on competitive market conditions. The Company has been able to recover most of its purchased product cost increases of the past several years by raising prices to its customers. Although the costs have moderated recently for some of the above commodities, the Company expects to see continuing volatility in the cost of commodities during the next year. The Company has instituted various customer pricing actions and productivity improvements and may require further customer pricing actions.
Three Months Ended September 30, 2008 and 2007
The Company had net sales of $132.6 million in the third quarter of 2008, an increase of $13.9 million or 11.7% from the third quarter of 2007. Sales by the newly acquired All Points business represented $7.9 million of the total $13.9 million increase from the prior year.
Sales of the remaining Company products, excluding sales by All Points, were $6.0 million of the total $13.9 million sales increase in the third quarter of 2008. Sales to national accounts increased $6.6 million in the third quarter primarily the result of increased sales of fasteners to Lowe’s and Tractor Supply and increased sales of threaded rod products to Lowe’s and Menards. Sales increased to Lowe’s by $4.9 million as a result of additional store locations and Lowe’s strategy to increase threaded rod inventory at the store level to drive sales volume. Lowe’s has employed this strategy in similar product categories, including fasteners in the first quarter and threaded rod in the second quarter of this year, resulting in improved comparable store sales activity. The remaining national accounts sales increased $1.7 million, which included sales increases of $0.7 million to Menards, $0.6 million to Tractor Supply, $0.4 million to Home Depot, and $0.3 million to Wal-mart. Sales of engraving products increased $0.7 million in the third quarter of 2008 primarily as a result of additional machine placements at the large national pet retailers. The sales of keys to Lowe’s and Home Depot increased by $1.6 million and were partially offset by the key sales decrease of $0.4 million to Wal-mart.
In spite of the contraction in the residential construction market and negative economic conditions impacting our retail customers, the sales to regional accounts and traditional franchise and independent (“F&I”) were up $0.7 million and unchanged, respectively, from the prior year period. The sales of the Canadian division were $1.7 million in the third quarter of 2008, a decrease of $1.9 million as a result of the reduction in opening orders of builders hardware products sold to Canadian Tire in the prior year period. Other sales to commercial industrial, direct marketing, Mexican and Latin American accounts decreased $0.1 million to $10.4 million in the third quarter of 2008 from $10.5 million in the same period of 2007.
The Company’s gross profit was 48.8% in the third quarter of 2008 compared to 52.1% in the third quarter of 2007. Adjusted for the All Points acquisition, third quarter 2008 gross profit was 50.4%. The remaining decline of 1.7% in the third quarter of 2008 was a function of the following factors. A proportionately larger percentage of the Company’s revenue was generated from Lowe’s in the third quarter at a gross profit rate lower than the Company average. In addition, the Company’s gross profit rate has been negatively impacted by higher product costs as a result of increased prices for commodities such as steel, plastics, aluminum, nickel, copper, and zinc used in the manufacture of our products. In particular, the cost of steel based fasteners sourced primarily from Taiwan and China have risen dramatically in the last year. The Company anticipates the full year 2008 inflation impact of increased commodity costs will be approximately $18 million, which management has sought to mitigate through various customer pricing actions and productivity improvements undertaken in the second and third quarters of 2008. For example, pricing actions were initiated to recoup a portion of the cost increases already received from suppliers.
The Company’s selling, general and administrative expenses (“SG&A”) of $41.5 million in the third quarter of 2008, was approximately $1.0 million less than the prior year period. Selling expenses increased $0.6 million or 3.0% primarily as a result of additional selling costs of $0.3 million in the newly acquired All Points operation and higher costs to provide service and merchandising to the expanded national accounts store base. These costs were partially offset by savings on merchandising and display costs together with substantial savings on sales supply items which were used in the 2007 customer price increases. Warehouse and delivery expenses increased $0.4 million on higher sales in the third quarter of 2008. Freight expense, the largest component of warehouse and delivery expense, increased from 4.8% of sales in 2007 to 4.9% of sales in the comparable 2008 quarter. The freight costs in 2008 would have been much higher if the Company had not been able to offset the negative impact of higher fuel surcharges by negotiating more favorable freight contracts and implementing shipping and handling efficiencies. Operational improvements were implemented which resulted in further savings in warehouse labor and shipping supplies in the third quarter on 2008 compared to the prior year period. General and administrative expenses decreased by $0.7 million in the third quarter of 2008 compared to the third quarter of 2007. Stock compensation expenses from stock options primarily related to the Merger Transaction were $1.5 million in the third quarter of 2008 compared to $2.7 in the same prior year period. The change in the fair value of the Class B Common Stock is included in stock compensation expense and this resulted in a charge of $0.6 million in the third quarter of 2008 as compared to a charge of $1.7 million in the same prior year period. In addition, the investment performance of securities held in the unqualified deferred compensation plan’s Rabbi trust provided a favorable adjustment of $0.5 million in the 2008 period compared to an unfavorable adjustment of $0.2 million in the 2007 period. In both periods, an offsetting adjustment was recorded in other income (expense).
Depreciation expense of $4.3 million in the third quarter of 2008 was $0.1 million more than the depreciation of $4.2 million in the third quarter of 2007.
Amortization expense of $1.8 million in the third quarter of 2008 was unchanged from the amortization in the same quarter of 2007.
The Company recorded management and transaction fees of $0.3 million for the third quarter of 2008 and recorded the same amount in the third quarter of 2007. The Company is obligated to pay management fees to a subsidiary of CHS for management services rendered in the amount of fifty-eight thousand dollars per month, plus out-of-pocket expenses, and to pay transaction fees to a subsidiary of OTPP for transaction services rendered in the amount of twenty-six thousand dollars per month, plus out of pocket expenses, for each month commencing after March 31, 2004.
Other income (expense) for the three months ended September 30, 2008 was an expense of $0.6 million compared to income of $0.4 million for the same period of 2007. The investment performance of securities held in the unqualified deferred compensation plan’s Rabbi trust generated an expense of $0.5 million in third quarter of 2008 compared to a gain of $0.2 million in 2007. The third quarter of 2008 also contained a charge of $0.1 million on foreign exchange compared to a $0.2 million gain on foreign exchange in the prior year period.
Income from operations for the three months ended September 30, 2008 was $16.3 million, an increase of $2.7 million from the same period of the prior year.
The Company’s condensed consolidated operating profit margin (income from operations as a percentage of net sales) increased from 11.4% in the third quarter of 2007 to 12.3% in the same period of 2008. The operating profit margin benefited primarily from a reduction in SG&A expense which was offset by a decrease in gross profit as a percentage of sales.
Interest expense, net, decreased $1.1 million to $5.3 million in the third quarter of 2008 from $6.4 million in the same period of 2007. The decrease in interest expense was the result of a decrease in the principal balance together with a decrease in the LIBOR borrowing rate on the Term B Loan.
Interest expense on the mandatorily redeemable preferred stock and management purchased options increased by $0.3 million due to compounding of interest to $2.8 million in the third quarter of 2008 from $2.5 million in the same prior year period.
The Company pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.2 million per annum in the aggregate. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. For the quarters ended September 30, 2008 and 2007, the Company paid $3.2 million in interest on the Junior Subordinated Debentures, which is equivalent to the amounts distributed by the Trust on the Trust Preferred Securities.
The Company also pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Common Securities at the rate of 11.6% per annum on their face amount of $3.3 million, or $0.4 million per annum in the aggregate. The Trust distributes an equivalent amount to the Company as a distribution on the underlying Trust Common Securities. For the three month periods ended September 30, 2008 and 2007, the Company paid $0.1 million interest on the Junior Subordinated Debentures, which is equivalent to the amounts received by the Company as investment income.
The Company recorded an income tax provision of $3.8 million on a pre-tax income of $5.1 million in the third quarter of 2008 compared to an income tax provision of $2.9 million on pre-tax income of $1.5 million in 2007. The effective income tax rates were 74.1% and 189.2% for the three months ended September 30, 2008 and 2007, respectively. The effective income tax rate differed from the federal statutory rate primarily as a result of the effect of non-deductible interest on the mandatorily redeemable Hillman Investment Company Class A Preferred stock and stock compensation expense recorded on the Preferred Options and Class B Common Stock. The non-deductible interest and compensation expense described above impacted the effective income tax rate from the federal statutory rate by 29.6% and 119.9% in the three month periods ended September 30, 2008 and 2007, respectively. The remaining difference between the effective income tax rate and the federal statutory rates in both periods was primarily due to state and foreign income taxes.

Sales and Profitability for each of the Nine Month Periods Ended September 30,

	(dollars in thousands)
	2008		2007
		% of		% of
	Amount	Total	Amount	Total
Net sales	$368,454	100.0%	$340,944	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	185,698	50.4%	163,993	48.1%

Gross profit	182,756	49.6%	176,951	51.9%

Operating expenses:
Selling	61,768	16.8%	60,095	17.6%
Warehouse & delivery	43,102	11.7%	42,177	12.4%
General & administrative	16,151	4.4%	16,369	4.8%
Stock compensation expense	2,045	0.6%	4,546	1.3%

Total SG&A	123,066	33.4%	123,187	36.1%
Depreciation	13,275	3.6%	13,444	3.9%
Amortization	5,305	1.4%	5,514	1.6%
Management and transaction fees to related party	773	0.2%	769	0.2%

Total operating expenses	142,419	38.7%	142,914	41.9%

Other (expense) income, net	(783)	-0.2%	771	0.2%

Income from operations	39,554	10.7%	34,808	10.2%

Interest expense, net	16,032	4.4%	19,326	5.7%
Interest expense on mandatorily redeemable preferred stock & management purchased options	8,188	2.2%	7,316	2.1%
Interest expense on junior subordinated notes	9,457	2.6%	9,457	2.8%
Investment income on trust common securities	(284)	-0.1%	(284)	-0.1%

Income (loss) before income taxes	6,161	1.7%	(1,007)	-0.3%

Income tax provision	6,508	1.8%	4,569	1.3%

Net loss	$(347)	-0.1%	$(5,576)	-1.6%

Nine Months Ended September 30, 2008 and 2007
Net sales of $368.5 million in the first nine months of 2008 increased $27.6 million or 8.1% from the first nine months of 2007. Sales by the newly acquired All Points business represented $18.0 million of the total $27.6 million increase from the prior year.
Sales of the remaining Company products, excluding sales by All Points, were $9.6 million of the total $27.6 million sales increase in the first nine months of 2008. Sales to national accounts increased $11.9 million in the first nine months primarily as a result of increased fastener and threaded rod sales to Lowe’s of $10.6 million which was partially offset by decreased sales of $2.0 million in LNS at Home Depot and $1.3 million in keys at Wal-mart. Sales to Lowe’s increased by $13.1 million as a result of additional store locations and their recent strategy to increase fastener and threaded rod inventory at the store level to drive sales volume. Lowe’s has employed this strategy in similar product categories resulting in improved comparable store sales activity. The remaining national accounts sales declined $1.2 million, which included sales declines of $0.9 million to Wal-mart and $0.1 million to Home Depot. National account sales, with the exception of Lowe’s, were negatively impacted by this year’s contraction in the residential construction market and the U.S. economic downturn. Economic conditions also had an adverse impact on sales to the traditional franchise and independent (“F&I”), warehouse, and regional accounts which experienced sales decreases of $2.5 million, $1.0 million, and $0.1 million, respectively. Sales of engraving products increased $1.5 million in the first nine months of 2008 primarily as a result of additional machine placements at the large national pet retailers. The sales of the Canadian division were $4.7 million in the first nine months of 2008, a decrease of $1.1 million as a result of the reduction in opening orders of builders hardware products sold to Canadian Tire in the prior year period. Other sales to commercial industrial, Mexican and Latin American accounts increased $0.7 million to $11.3 million in the first nine months of 2008 as compared to $10.6 million in the same period of 2007.
The Company’s gross profit was 49.6% in the first nine months of 2008 compared to 51.9% in the first nine months of 2007. Adjusted for the All Points acquisition, the gross profit for the first nine months of 2008 was 50.9%. The remaining decline of 1.0% in the first nine months of 2008 was primarily a function of the shift in sales mix. A proportionately larger percentage of the Company’s revenue was generated from Lowe’s in the first nine months at a gross profit rate lower than the Company average. In addition, the Company’s gross profit rate has been negatively impacted by higher product costs as a result of increased prices for commodities such as steel, plastics, aluminum, nickel, copper, and zinc used in the manufacture of our products. In particular, the cost of steel based fasteners sourced primarily from Asia has risen dramatically in the last year. The Company anticipates the full year 2008 inflation impact of increased commodity costs will be approximately $18 million, which management is in the process of mitigating through various customer pricing actions and productivity improvements. Pricing actions were initiated in the second and third quarters which reduced the impact of cost increases already received from suppliers.
The Company’s SG&A expenses of $123.1 million in the first nine months of 2008 were $0.1 million less than the prior year period. Selling expenses increased $1.7 million, or 2.8%, primarily as a result of additional selling costs of $0.8 million in the newly acquired All Points operation. In addition, higher costs to provide service and merchandising to the expanded national accounts store base were offset by substantial savings on sales supply items which were used in the 2007 customer price increases. Warehouse and delivery expenses increased $0.9 million in actual terms and fell from 12.4% expressed as a percentage of sales in the first nine months of 2007 to 11.7% in the same period of 2008. Freight expense, the largest component of warehouse and delivery expense, was 5.0% of sales in 2008 and 5.0% of sales in the comparable 2007 period because the Company has been able to offset the negative impact of higher fuel surcharges by negotiating more favorable freight contracts and implementing shipping and handling efficiencies. Operational improvements resulting from the recent application of lean principles to the order fulfillment process have produced lower labor costs and shipping supply expense. General and administrative expenses decreased by $0.2 million in the first nine months of 2008 compared to the first nine months of 2007. Stock compensation expenses from stock options primarily related to the Merger Transaction were $2.0 million in the first nine months of 2008 compared to $4.5 million in the same prior year period. The change in the fair value of the Class B Common Stock is included in stock compensation expense and this resulted in a gain of $0.6 million in the first nine months of 2008 and a charge of $1.7 million in the same prior year period. In addition, the investment performance of securities held in the unqualified deferred compensation plan’s Rabbi trust provided a favorable adjustment of $0.8 million in the 2008 period compared to an unfavorable adjustment of $0.3 million in the 2007 period. In both periods, an offsetting adjustment was recorded in other income (expense).
Depreciation expense of $13.3 million in the first nine months of 2008 was $0.1 million less than the depreciation of $13.4 million in the first nine months of 2007.
Amortization expense of $5.3 million in the first nine months of 2008 was $0.2 million less than the amortization in the same period of 2007.
The Company recorded management and transaction fees of $0.8 million for the first nine months of 2008 and recorded the same amount in the first nine months of 2007. The Company is obligated to pay management fees to a subsidiary of CHS for management services rendered in the amount of fifty-eight thousand dollars per month, plus out-of-pocket expenses, and to pay transaction fees to a subsidiary of OTPP for transaction services rendered in the amount of twenty-six thousand dollars per month, plus out of pocket expenses, for each month commencing after March 31, 2004.
Other income (expense) for the nine months ended September 30, 2008 was an expense of $0.8 million compared to income of $0.8 million in the same period of 2007. The investment performance of securities held in the unqualified deferred compensation plan’s Rabbi trust generated an expense of $0.8 million in the first nine months of 2008 compared to a gain of $0.3 million in 2007. The 2008 period also contained a charge of $0.1 million on foreign exchange compared to a $0.4 million gain on foreign exchange in the prior year period.
Income from operations for the nine months ended September 30, 2008 was $39.6 million, an increase of $4.8 million from the same period of the prior year.
The Company’s condensed consolidated operating profit margin (income from operations as a percentage of net sales) increased from 10.2% in the first nine months of 2007 to 10.7% in the same period of 2008. The operating profit margin benefited from a reduction in selling, warehouse, and stock compensation expense which was partially offset by a decrease in gross profit as a percentage of sales.
Interest expense, net, decreased $3.3 million to $16.0 million in the first nine months of 2008 from $19.3 million in the same period of 2007. The decrease in interest expense was the result of a decrease in the principal balance together with a decrease in the LIBOR borrowing rate on the Term B Loan.
Interest expense on the mandatorily redeemable preferred stock and management purchased options increased by $0.9 million due to compounding of interest to $8.2 million in the first nine months of 2008 from $7.3 million in the same prior year period.
The Company pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.2 million per annum in the aggregate. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. For the nine months ended September 30, 2008 and 2007, the Company paid $9.5 million in interest on the Junior Subordinated Debentures, which is equivalent to the amounts distributed by the Trust on the Trust Preferred Securities.
The Company also pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Common Securities at the rate of 11.6% per annum on their face amount of $3.3 million, or $0.4 million per annum in the aggregate. The Trust distributes an equivalent amount to the Company as a distribution on the underlying Trust Common Securities. For the nine months ended September 30, 2008 and 2007, the Company paid $0.3 million interest on the Junior Subordinated Debentures, which is equivalent to the amounts received by the Company as investment income.
The Company recorded an income tax provision of $6.5 million on pre-tax income of $6.2 million in the first nine months of 2008 compared to an income tax provision of $4.6 million on a pre-tax loss of $1.0 million in 2007. The effective income tax rates were 103.7% and -453.7% for the nine months ended September 30, 2008 and 2007, respectively. The effective income tax rate differed from the federal statutory rate primarily as a result of the effect of non-deductible interest on the mandatorily redeemable Hillman Investment Company Class A Preferred stock and stock compensation expense recorded on the Preferred Options and Class B Common Stock. The non-deductible interest and compensation expense described above impacted the effective income tax rate from the federal statutory rate by 58.0% and -411.1% in the nine month periods ended September 30, 2008 and 2007, respectively. The remaining difference between the effective income tax rate and federal statutory rate in both periods was primarily due to state and foreign income taxes.
Cash Flows
The statements of cash flows reflect the changes in cash and cash equivalents for the nine months ended September 30, 2008 and 2007 by classifying transactions into three major categories: operating, investing and financing activities.
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
Cash provided by operating activities was $22.5 million in the first nine months of 2008 compared to cash provided of $26.8 million for the same period of 2007. Operating cash outflows have historically been higher in the first two fiscal quarters when selling volume, accounts receivable and inventory levels increase as the Company moves into the stronger spring and summer selling seasons. The cash collections have historically improved in the third quarter following the spring and summer selling seasons. Cash used for the seasonal increase of accounts receivable and inventory levels was $23.1 million in the first nine months of 2008 compared to $12.1 in the prior year period. The seasonal increase of accounts receivable, in particular, was higher than usual in the first nine months of 2008 as a result of the efforts to procure and sell product for the fulfillment of Lowe’s strategy to reset in-store minimum on-hand quantities. This resulted in a decrease in cash provided of $4.3 million in the first nine of 2008 compared to the same period of 2007.
Investing Activities
The principal recurring investing activities are property additions primarily for key duplicating machines. The net property additions for the first nine months of 2008 were $10.4 million which consisted of $5.8 million for key duplicating machines, $1.3 million for engraving machines and $3.3 million for computer software and equipment. The net property additions of $11.4 million in the first nine months of 2007 consisted of $6.9 million for key duplicating machines, $1.5 million for engraving machines, $1.8 million for computer software and equipment and $1.2 million for plant equipment.
Financing Activities
Net cash used by financing activities for the nine months ended September 30, 2008 was $16.8 million compared to $2.0 million for the comparable period in 2007. The net cash generated from “Operating Activities” together with cash on hand at the beginning of each period was used to fund the senior term loan repayments of $16.5 million in 2008 and $1.8 million in 2007 in addition to the capital expenditures in “Investing Activities.” When needed, the Company uses its revolving credit facility to supplement its seasonal cash requirements.

Liquidity and Capital Resources
The Company’s working capital position (defined as current assets less current liabilities) of $132.5 million at September 30, 2008 represents an increase of $7.4 million from the December 31, 2007 level of $125.1 million. The primary factor for this increase in working capital was the seasonal increase of accounts receivable of $24.5 million which was partially offset by a decrease in cash of $4.7 million, an increase in accounts payable of $3.8 million, an increase in other accrued expenses of $2.5 million, a decrease in inventories of $1.3 million, and an increase in pricing allowances of $1.2 million. The Company’s current ratio (defined as current assets divided by current liabilities) decreased to 3.35x at September 30, 2008 from 3.77x at December 31, 2007.
The Company’s contractual obligations in thousands of dollars as of September 30, 2008:

		Payments Due
		Less Than	1 to 3	3 to 5	More Than 5
Contractual Obligations	Total	1 Year	Years	Years	Years
Junior Subordinated Debentures (1)	$116,209	$—	$—	$—	$116,209
Long Term Senior Term Loans	214,957	2,232	212,725	—	—
Bank Revolving Credit Facility	—	—	—	—	—
Long Term Unsecured Subordinated Notes	49,820	—	—	49,820	—
Interest Payments (2)	41,190	17,397	23,793	—	—
Operating Leases	40,134	8,035	10,576	7,752	13,771
Mandatorily Redeemable Preferred Stock	97,431	—	—	—	97,431
Management Purchased Options	5,828	—	—	—	5,828
Accrued Stock Based Compensation on Preferred Options	10,358	—	—	—	10,358
Deferred Compensation Obligations	4,842	343	686	686	3,127
Capital Lease Obligations	528	300	178	50	—
Purchase Obligations	88	88	—	—	—
Other Long Term Obligations	2,772	1,111	929	232	500
FIN 48 Liabilities	2,875	—	—	—	2,875

Total Contractual Cash Obligations (3)	$587,032	$29,506	$248,887	$58,540	$250,099

(1)	The junior subordinated debentures liquidation value is approximately $108,707.

(2)	Interest payments for Long Term Senior Term Loans and Long Term Unsecured Subordinated Notes. Interest payments on the variable rate Long Term Senior Term Loans were calculated using actual interest rates as of September 30, 2008 and a LIBOR rate of 2.8125% plus applicable margin of 3.0% thereafter.

(3)	All of the contractual obligations noted above are reflected on the Company’s condensed consolidated balance sheet as of September 30, 2008 except for the interest payments and operating leases. In addition to the contractual obligations above, the Company has issued certain equity securities to management shareholders with terms that allow them to be put back to the Company upon termination from employment, death or disability. The terms of the equity securities held by management limit cash distributions for puttable equity securities to an aggregate of $5.0 million per annum. As of September 30, 2008, no equity securities have been put back to the Company by management shareholders. See Note 9, Common and Preferred Stock, to the condensed consolidated financial statements for additional information.

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

The Company had approximately $215.5 million of outstanding debt under its collateralized credit facilities at September 30, 2008, consisting of $215.0 million in a term loan and $0.5 million in capitalized lease obligations. The term loan consisted of a $214.4 million Term B Loan (the “Term B Loan”) currently at a three (3) month LIBOR rate plus margin of 5.8125% and a $0.6 million Term B Loan currently at a one (1) month LIBOR rate plus margin of 5.50%. The capitalized lease obligations were at various interest rates.
As of September 30, 2008, the Company had $34.8 million available under its $40.0 million revolving credit facility compared to availability of $34.8 million as of December 31, 2007. The availability under the revolving credit facility at September 30, 2008 was reduced by outstanding letters of credit of $5.2 million.
As of September 30, 2008, the Company had no material purchase commitments for capital expenditures.
Interest on the Subordinated Debt Issuance of $47.5 million which matures September 30, 2011 was at a fixed rate of 13.5% per annum, with cash interest payments being required on a quarterly basis at a fixed rate of 11.25% commencing April 15, 2004. Effective July 21, 2006, the Subordinated Debt Agreement was amended to reduce the interest rate to a fixed rate of 10.0% payable quarterly. At September 30, 2008, the outstanding Subordinated Debt Issuance was $49.8 million.
The Senior Credit and Subordinated Debt Agreements, among other provisions, contain financial covenants requiring the maintenance of specific fixed charge, leverage and interest coverage ratios, restricting the incurrence of additional debt and the sale of assets, and permit acquisitions only with the consent of the lenders. At September 30, 2008, the fixed charge ratio was 1.49 on a minimum requirement of 1.15, the interest coverage ratio was 3.57 on a minimum requirement of 2.50 and the leverage ratio was 3.55 on a maximum requirement of 3.75.
The Company was in compliance with all other provisions of the Senior Credit and Subordinated Debt Agreements as of September 30, 2008 and management believes the likelihood of default is remote.
Critical Accounting Policies and Estimates
Significant accounting policies and estimates are summarized in the footnotes to the condensed consolidated financial statements. Some accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate. Management believes these estimates and assumptions are reasonable based on the facts and circumstances as of September 30, 2008, however, actual results may differ from these estimates under different assumptions and circumstances.
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
The enterprise value of the Company is determined based on the earnings before interest, taxes, depreciation and amortization adjusted for management fees, stock compensation costs, and other non-recurring general and administrative costs (“Adjusted EBITDA”) for the most recent twelve month period multiplied by a valuation multiple. The Company has consistently applied a valuation multiple of 8.3x to trailing twelve months Adjusted EBITDA in determining enterprise value. Management periodically reviews the appropriateness of this multiple and notes that it is consistent with comparable distribution companies.
A change of 0.1 in the valuation multiple used to calculate the enterprise value adjust the per share fair value of the Class A Common Stock and the Class B Common Stock by $508.
The fair value of the Class A Preferred Stock Options and Hillman Investment Company Class A Preferred Stock Options is equal to the liquidation value of $1,000 per share plus all accumulated and unpaid dividends thereon less the applicable strike price. The aggregate fair value of the puttable Class A Preferred Stock Options and Hillman Investment Company Class A Preferred Stock Options was $9,788 at September 30, 2008 and $8,913 at December 31, 2007.
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
Accounts Receivable and Allowance for Doubtful Accounts:
The Company establishes the allowance for doubtful accounts using the specific identification method and also provides a reserve in the aggregate. The estimates for calculating the aggregate reserve are based on historical information. The allowance for doubtful accounts was $515 as of September 30, 2008 and $597 as of December 31, 2007.
Inventory Realization:
Inventories consisting predominantly of finished goods are valued at the lower of cost or market, cost being determined principally on the weighted average cost method. Excess and obsolete inventories are carried at net realizable value. The historical usage rate is the primary factor used by the Company in assessing the net realizable value of excess and obsolete inventory. A reduction in the carrying value of an inventory item from cost to market is recorded for inventory with no usage in the preceding twenty-four month period or with on hand quantities in excess of twenty-four months average usage. The inventory reserve amounts were $7,392 as of September 30, 2008 and $6,164 as of December 31, 2007.
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
Risk Insurance Reserves:
The Company self insures its product liability, automotive, worker’s compensation and general liability losses up to $250 thousand per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences in excess of $250 thousand up to $35 million. The two risk areas involving the most significant accounting estimates are workers’ compensation and automotive liability. Actuarial valuations performed by the Company’s outside risk insurance expert, Insurance Services Office, Inc., were used to form the basis for workers’ compensation and automotive liability loss reserves. The actuary contemplated the Company’s specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes the liability recorded for such risk insurance reserves is adequate as of September 30, 2008, but due to judgments inherent in the reserve estimation process it is possible the ultimate costs will differ from this estimate.
The Company self-insures its group health claims up to an annual stop loss limit of $175 thousand per participant. Aggregate coverage is maintained for annual group health insurance claims in excess of 125% of expected claims. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves. The Company believes the liability recorded for such insurance reserves is adequate as of September 30, 2008, but due to judgments inherent in the reserve estimation process it is possible the ultimate costs will differ from this estimate.

Item 3.
Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to the impact of interest rate changes as borrowings under the Senior Credit Facility bear interest at variable interest rates. It is the Company’s policy to enter into interest rate transactions only to the extent considered necessary to meet objectives.
On August 28, 2006, the Company entered into an Interest Rate Swap Agreement (“Swap”) with a two year term for a notional amount of $50 million. The Swap fixed the interest rate at 5.375% plus applicable interest rate margin. The Swap expired on August 28, 2008.
On August 29, 2008, the Company entered into a new Interest Rate Swap Agreement (“New Swap”) with a three year term for a notional amount of $50 million. The New Swap fixes the interest rate at 3.41% plus applicable rate margin.
Based on the Company’s exposure to variable rate borrowings at September 30, 2008, a one percent (1%) change in the weighted average interest rate for a period of one year would change the annual interest expense by approximately $1.7 million.
The Company is exposed to foreign exchange rate changes of the Canadian and Mexican currencies as it impacts the $3.6 million net asset value of its Canadian and Mexican subsidiaries as of September 30, 2008. Management considers the Company’s exposure to foreign currency translation gains or losses to be immaterial.
Item 4.
Controls and Procedures
Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, which included the matters discussed below, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period ended September 30, 2008, in ensuring that material information relating to The Hillman Companies, Inc. required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
DATE: November 14, 2008