Form 10-K
period 2008-12-31
HILLMAN COMPANIES INC
filed 2009-03-27
CIK 1029831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
     YES ☑     NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES ☐     NO ☑
On March 27, 2009, there were 6,217.3 Class A Common Shares issued and outstanding, 1,000.0 Class B Common Shares issued and outstanding, 2,787.1 Class C Common Shares issued and outstanding, 82,192.8 Class A Preferred Shares issued and outstanding by the Registrant, 57,344.4 Class A Preferred Shares issued and outstanding by the Hillman Investment Company and 4,217,724 Trust Preferred Securities issued and outstanding by the Hillman Group Capital Trust. The Trust Preferred Securities trade on the NYSE Amex (formerly the American Stock Exchange) under the symbol HLM.Pr. The aggregate market value of the Trust Preferred Securities held by non-affiliates at June 30, 2008 was $126,531,720.

PART I
Item 1 — Business.
General
The Hillman Companies, Inc. (“Hillman” or the “Company”) is one of the largest providers of hardware-related products and related merchandising services to retail markets in North America. The Company’s principal business is operated through its wholly-owned subsidiary, The Hillman Group, Inc. (the “Hillman Group”) which had net sales of approximately $481.9 million in 2008. The Hillman Group sells its products to hardware stores, home centers, mass merchants, pet supply stores, and other retail outlets principally in the United States, Canada, Mexico, Latin America and the Caribbean. Product lines include thousands of small parts such as fasteners and related hardware items; threaded rod and metal shapes; keys, key duplication systems and accessories; and identification items, such as tags and letters, numbers, and signs. The Company supports its product sales with value added services including design and installation of merchandising systems and maintenance of appropriate in-store inventory levels.
The Company’s headquarters are located at 10590 Hamilton Avenue, Cincinnati, Ohio. The Company maintains a website at http://www.hillmangroup.com. Information contained or linked on our website is not incorporated by reference into this annual report and should not be considered a part of this annual report.
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
On January 5, 2006, the Hillman Group purchased certain assets of The SteelWorks Corporation (“SteelWorks”), a Denver, Colorado, based manufacturer and distributor of metal shapes, threaded rod and metal sheet to the retail hardware and home improvement industry. Revenues of the SteelWorks customer base acquired were approximately $37.3 million, $30.7 million and $28.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. The aggregate purchase price was $34.4 million paid in cash at closing. The acquisition of this business was made to complement Hillman’s national presence in its core markets and add an established market brand name to our business.
On December 28, 2007, the Hillman Group entered into a Stock Purchase Agreement by and among All Points Industries, Inc. (“All Points”), Gabrielle Mann, Gregory Mann and the Hillman Group, whereby the Hillman Group acquired all of the equity interest of All Points. All Points, a Pompano Beach, Florida, based distributor of commercial and residential fasteners catering to the hurricane protection industry, has positioned itself as a major supplier to manufacturers of railings, screen enclosures, windows and hurricane shutters. All Points has also developed a retail division that supplies hardware for hurricane protection to the do-it-yourself consumer. Revenues of the acquired All Points business were approximately $21.3 million for the year ended December 31, 2008. The aggregate purchase price, including acquisition costs, was $10.2 million paid in cash at closing.

The acquisition of this business was made to strengthen Hillman’s presence in the Florida market and expand our business in the hurricane protection market.
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
The U.S. economy is undergoing a period of recession and the future economic environment may continue to be less favorable than that of recent years. This slowdown has, and could further lead to, reduced consumer and business spending in the foreseeable future, including by our customers. In addition, economic conditions, including decreased access to credit, may result in financial difficulties leading to restructurings, bankruptcies, liquidations and other unfavorable events for our customers, suppliers and other service providers. If such conditions continue or further deteriorate in 2009 or through fiscal 2010, our industry, business and results of operations may be severely impacted.
In order to retain capital, the Company’s Board of Directors has determined to temporarily defer the payment of cash distributions to holders of Trust Preferred Securities beginning with the January 2009 distribution. The Company’s decision to defer the payment of distributions to holders of Trust Preferred Securities is designed to ensure that the Company preserve cash and maintain its compliance with the financial covenants contained in its Senior Credit and Subordinated Debt Agreements. Pursuant to the Indenture that governs the Trust Preferred Securities, the Company is able to defer distribution payments to holders of the Trust Preferred Securities for a period that cannot exceed 60 months (the “Deferral Period”). During the Deferral Period, the Company is required to accrue the full amount of all distributions payable, and such deferred distributions will be immediately payable by the Company at the end of the Deferral Period. The Company anticipates that it will defer distribution payments for a period not to exceed 6 months.
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
The Company ships its products from 12 strategically located distribution centers in the United States and Canada (See Item 2 — Properties). In January 2009, the Company announced it would be closing its distribution center in Green Island, NY effective at the end of March 2009. The impact of closing this facility was not material to Company operations. The customer orders processed from this facility will be shifted to existing facilities in Cincinnati, Ohio and LaCrosse, Wisconsin. Hillman utilizes a third-party logistics provider to warehouse and ship customer orders in Mexico. Currently, orders are shipped within 48 hours and, for the year ended December 31, 2008, the Company had a 97% order fill rate. The average single sale in 2008 was approximately $407 as compared to $390 in 2007.
Hillman also manufactures and markets a value-added mix of high-tech and conventional products in two core product categories: key duplication systems and identification systems. The patent-protected Axxess Precision Key Duplication System™ has proven to be a profitable revenue source within Big Box retailers. The technology developed for this system revolutionized the key duplicating process utilizing computer aided alignment, indexing and duplication of keys. This system has been placed in over 15,100 retail locations to date and is supported by Hillman sales and service representatives.
In addition, Hillman offers Quick-Tag™, a commercialized, consumer-operated vending system which provides custom engraved specialty items, such as pet identification tags, luggage tags and other engraved identification tags. To date, more than 3,800 Quick-Tag™ machines have been placed in retail locations which are being supported by Hillman’s sales and service representatives.
     Products and Suppliers
Hillman currently purchases its products from approximately 550 vendors, the largest of which accounted for approximately 12.0% of the Company’s annual purchases and the top five of which accounted for approximately 32.5% of its purchases. About 39.4% of Hillman’s purchases are from overseas suppliers, with the balance from domestic manufacturers and master distributors. The Company’s vendor quality control procedures include on-site evaluations and frequent product testing. Vendors are also evaluated based on delivery performance and the accuracy of their shipments.
     Fasteners
Fasteners still remain the core of Hillman’s business and the product line encompasses more than 38,000 stock keeping units (“SKU’s”), which management believes to be one of the largest selections among suppliers servicing the hardware retail segment. The fastener line includes standard and specialty nuts, bolts, washers, screws, anchors, and picture hanging items. Hillman offers zinc, chrome, and galvanized plated steel fasteners in addition to stainless steel, brass, and nylon fasteners in this vast line of products. In addition, the Company carries a complete line of indoor and outdoor project fasteners for use with drywall and deck construction.
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

Fasteners generated approximately 54.3% of the Company’s total revenues in 2008, as compared to 51.9% in 2007.
     Keys and Key Accessories
Hillman designs and manufactures state-of-the-art, proprietary equipment which forms the cornerstone for the Company’s key duplication business. The Hillman key duplication system is offered in various retail channels including mass merchants, home centers, automotive parts retailers, franchise and independent hardware stores, and grocery/drug chains; it can also be found in many service based businesses like parcel shipping outlets.
Hillman markets its key duplication system under two different brands. The Axxess Precision Key Duplication System© is marketed to national retailers requiring a key duplication program easily mastered by novice associates, while the Hillman Key Program targets the franchise hardware and independent retailers, with a machine that works well in businesses with lower turnover and highly skilled employees. There are over 15,100 Axxess Programs placed in North American retailers including Wal-Mart, Kmart, Sears, The Home Depot, Lowe’s, Menards and Long’s Drugs. Hillman key machines can be found in over 4,000 retail accounts.
In addition to key duplication, Hillman has an exclusive, strategic partnership with Barnes Distribution for the distribution of the proprietary PC+© Code Cutter which produces automobile keys based on a vehicle’s identification number. The Code Cutter machines are marketed to automotive dealerships, auto rental agencies and various companies with truck and vehicle fleets. Since its introduction, over 7,900 PC+© units and 7,700 of the new Flash Code Cutter units have been sold.
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
Keys, key accessories and Code Cutter units represented approximately 22.0% of the Company’s total revenues in 2008, as compared to 23.4% in 2007.
     Engraving
Quick-Tag™ is a patented, state-of-the-art consumer-operated vending system that custom engraves and dispenses specialty products such as pet identification tags, military-style I.D. tags, holiday ornaments and luggage tags. Styles include NFL and NCAA logo military tags. Quick-Tag™ is an easy, convenient means for the consumer to custom engrave tags while shopping at large format retail stores such as Wal-Mart and PetSmart. Hillman has placed over 3,800 Quick-Tag™ machines in retail outlets throughout the United States and Canada.
Innovation has played a major role in the development of the Company’s Quick-Tag™ machine. Using an interactive touch screen, customers input information such as a pet name and telephone number, and the system’s proprietary technology engraves the tag in less than two minutes. The Quick-Tag™ system does not require incremental labor and generates high levels of customer satisfaction and attractive margins for the retailer. This custom engraving system generates retail profit per square foot over seven times the typical retail average. In addition to the placements in retail outlets, the Company has placed machines inside theme parks such as Disney, Sea World, and Universal Studios.

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
Engraving products represented approximately 8.5% of the Company’s total revenues in 2008, as compared to 8.8% in 2007.
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
The LNS category represented approximately 7.2% of the Company’s total revenues in 2008, as compared to 8.4% in 2007.
     Threaded Rod
With the Company’s acquisition of SteelWorks™, Hillman is now a leading supplier of metal shapes and threaded rod in the retail market. The line includes hot and cold rolled rod, both weld-able and plated, as well as a complete offering of All-Thread rod in galvanized, stainless steel, and brass.
The SteelWorks program is carried by many top retailers, including Lowe’s, Menards, and Sears, and through cooperatives such as Ace, True Value and Do-It-Best. In addition, Hillman is the primary supplier of metal shapes to many wholesalers throughout the country.
Threaded rod generated approximately 7.7% of the Company’s total revenues in 2008, as compared to 6.9% in 2007.
     Builders Hardware
In 2007, the Company entered the residential Builder’s Hardware market by selling its newly developed product line to Canadian Tire, a Canadian retailer with 475 stores. The Builder’s Hardware category includes a variety of common household items such as coat hooks, door stops, hinges, gate latches, hasps and decorative hardware.

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
The combination of merchandising, upgraded finishes and product breadth is designed to improve the retailer’s performance. The Company plans to aggressively expand the placement of the Hardware Essentials line in future periods.
The Builder’s Hardware category generated approximately 0.3% of the Company’s total revenues in 2008, as compared to 0.6% in 2007.
     Markets and Customers
Hillman sells its products to national accounts such as Lowe’s, Home Depot, Wal-Mart, Tractor Supply, Sears, Menards, PetSmart, and Petco. Hillman’s status as a national supplier of proprietary products to Big Box retailers allows it to develop a strong market position and high barriers to entry within its product categories.
Hillman services approximately 14,500 franchise and independent (“F&I”) retail outlets. These individual dealers are typically members of the larger cooperatives, such as True Value, Ace, and Do-It-Best. The Company sells directly to the cooperative’s retail locations and also supplies many items to the cooperative’s central warehouses. These central warehouses distribute to their members that do not have a requirement for Hillman’s in-store service. These arrangements reduce credit risk and logistic expenses for Hillman while also reducing central warehouse inventory and delivery costs for the cooperatives.
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
Hillman sells its products to approximately 20,000 customers, the top five of which accounted for approximately 46.2% of its total revenue in 2008. Lowe’s is the single largest customer, representing approximately 22.9% of total revenue, Home Depot is the second largest at approximately 9.8% and Wal-Mart is the third largest at approximately 8.0% of total revenue. No other customer accounted for more than 5.0% of the Company’s total revenue in 2008.
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
As a company, service is the hallmark of Hillman. The national accounts field service organization consists of over 500 employees and 33 field managers focusing on Big Box retailers, pet super stores, large national discount chains and grocery stores. This organization reorders products, details store shelves, and sets up in-store promotions. Many of the Company’s largest customers use electronic data interchange (“EDI”) for handling of orders and invoices.

The Company employs what it believes to be the largest factory direct sales force in the industry. The sales force which consists of 219 people, and is managed by 22 field managers, focuses on the F&I customers. The depth of the sales and service team enables Hillman to maintain consistent call cycles ensuring that all customers experience proper stock levels and inventory turns. This team also builds custom plan-o-grams of displays to fit the needs of any store, as well as establishing programs that meet customers’ requirements for pricing, invoicing, and other needs. This group also benefits from daily internal support from the inside sales and customer service teams. Each sales representative is responsible for approximately 56 full service accounts that they call on approximately every two weeks.
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
     Competition
The primary competitors in the national accounts marketplace for fasteners are ITW Inc., R&B Inc., Crown Bolt LLC., Midwest Fasteners, and the Newell Group. Competition is based primarily on in-store service and price. Other competitors are local and regional distributors. Competitors in the pet tag market are specialty retailers, direct mail order and retailers with in-store mail order capability. The Quick-Tag™ system has patent protected proprietary technology that is a major barrier to entry and preserves this market segment.

The principal competitors for Hillman’s F&I business are Midwest Fasteners, Serv-A-Lite, and Hy-Ko in the hardware store marketplace. Midwest Fasteners and Serv-A-Lite primarily focus on fasteners, while Hy-Ko is the major competitor in LNS products and keys/key accessories. Management estimates that Hillman sells to approximately 65% of the full service hardware stores in the F&I marketplace. The hardware outlets that purchase products but not services from Hillman also purchase products from local and regional distributors and cooperatives. Hillman competes primarily on field service, merchandising, as well as product availability, price and depth of product line.
Insurance Arrangements
Under the Company’s current insurance programs, commercial umbrella coverage is obtained for catastrophic exposure and aggregate losses in excess of expected claims. Since October 1991, the Company has retained the exposure on certain expected losses related to worker’s compensation, general liability and automobile. The Company also retains the exposure on expected losses related to health benefits of certain employees. The Company believes that its present insurance is adequate for its businesses. See Note 17, Commitments and Contingencies, of Notes to Consolidated Financial Statements.
Employees
As of December 31, 2008, the Company had 1,996 full time and part time employees. In the opinion of management, employee relations are good.
Backlog
The Company’s sales backlog from ongoing operations was $7.7 million as of December 31, 2008, and $6.3 million as of December 31, 2007.
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

The Commission also maintains an Internet site at http://www.sec.gov that contains quarterly, annual, and current reports, proxy and information statements, and other information regarding issuers, like Hillman, that file electronically with the Commission.
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
Current economic conditions may adversely impact demand for our products, reduce access to credit and cause our customers and others with which we do business to suffer financial hardship, all of which could adversely impact our business, results of operations, financial condition and cash flows.
Our business, financial condition and results of operations have and may continue to be affected by various economic factors. The U.S. economy is undergoing a period of recession and the future economic environment may continue to be less favorable than that of recent years. This slowdown has, and could further lead to, reduced consumer and business spending in the foreseeable future, including by our customers. In addition, economic conditions, including decreased access to credit, may result in financial difficulties leading to restructurings, bankruptcies, liquidations and other unfavorable events for our customers, suppliers and other service providers. If such conditions continue or further deteriorate in 2009 or through fiscal 2010, our industry, business and results of operations may be severely impacted.
The Company’s Board of Directors recently determined to temporarily defer the payment of distributions to holders of Trust Preferred Securities in order to retain capital and remain in compliance with the Company’s credit facility. At the conclusion of the Deferral Period, the Company may conclude that it is necessary to declare a new Deferral Period in order to retain capital. If so, the value of the market price of the Trust Preferred Securities may continue to suffer.
In order to retain capital, the Company’s Board of Directors has determined to temporarily defer the payment of cash distributions to holders of Trust Preferred Securities beginning with the January 2009 distribution. The Company’s decision to defer the payment of distributions to holders of Trust Preferred Securities is designed to ensure that the Company preserves cash and maintains its compliance with the financial covenants contained in its Senior Credit and Subordinated Debt Agreements. Pursuant to the Indenture that governs the Trust Preferred Securities, the Company is able to defer distribution payments to holders of the Trust Preferred Securities for a period that cannot exceed 60 months (the “Deferral Period”). During the Deferral Period, the Company is required to accrue the full amount of all distributions payable, and such deferred distributions will be immediately payable by the Company at the end of the Deferral Period. The Company anticipates that it will defer distribution payments for a period not to exceed 6 months. If, at the conclusion of the Deferral Period, the Company concludes that it is in the best interests of the Company to continue to retain capital, it may declare a new Deferral Period, as permitted by the Indenture that governs the Trust Preferred Securities. If this occurs, the market price of the Trust Preferred Securities may decline.

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
If the current weakness continues in the retail markets including hardware stores, home centers, mass merchants and other retail outlets in North America, or general recessionary conditions worsen, it could have a material adverse effect on the Company’s business.
The Company’s business has been adversely affected by the decline in the North American economy, particularly with respect to retail markets including hardware stores, home centers, lumberyards and mass merchants. It is possible this softness will be prolonged and to the extent it persists there is likely to be an unfavorable impact on sales, earnings and cash flows. Further deterioration of these retail markets, and general economic conditions, could reduce demand for Company products and therefore have a material adverse effect on sales, earnings and cash flows. In addition, due to current economic conditions, it is possible certain customers’ credit-worthiness may erode resulting in increased write-offs of customer receivables.
The Company has significant indebtedness that could affect operations and financial condition.
The Company had consolidated long term debt and capitalized lease obligations of $253.1 million at December 31, 2008. The level of indebtedness and the significant debt servicing costs associated with our indebtedness requires that a substantial portion of cash flows from operations be dedicated to make payments on debt, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions, and other general corporate purposes; limiting flexibility in planning for, or reacting to, changes in the industries in which we compete; placing the Company at a competitive disadvantage compared to competitors, some of whom have lower debt service obligations and greater financial resources; limiting the ability to borrow additional funds; and increasing the Company’s vulnerability to general adverse economic and industry conditions.
The worsening general economic conditions in the U.S. capital markets during the past 12 months have significantly reduced the availability of credit for a number of companies which may impact our ability to borrow additional funds if necessary.
The failure to meet certain financial covenants required by our credit agreements may materially and adversely affect assets, financial position and cash flows.
Certain of the Company’s credit agreements require the maintenance of certain fixed charge, interest coverage and leverage ratios and limit our ability to incur debt, make investments, make dividend payments to holders of the Trust Preferred Securities or undertake certain other business activities. In particular, our maximum allowed leverage requirement declines from 3.5x as of December 31, 2008 to 3.25x as of March 31, 2009. A breach of the leverage covenant, or any other covenants, could result in an event of default under the credit agreements. Upon the occurrence of an event of default under the credit agreements, all amounts outstanding, together with accrued interest, could be declared immediately due and payable by our lenders. If this happens, our assets may not be sufficient to repay in full the payments due under the credit agreements. The current credit market crisis and other macro-economic challenges affecting the global economy may adversely impact our ability to borrow sufficient funds or sell assets or equity in order to pay existing debt.

The Company’s business, financial condition and results of operations may be materially adversely affected by seasonality.
In general, the Company has experienced seasonal fluctuations in sales and operating results from quarter to quarter. Typically, the first calendar quarter is the weakest due to the effect of weather on home projects and the construction industry.
Large customer concentration and the inability to penetrate new channels of distribution could adversely affect the business.
The Company’s three largest customers constituted approximately 40.7% of net sales and 47.1% of the year-end accounts receivable balance for 2008. Each of these customers is a Big Box chain store. As a result, the Company’s results of operations depend greatly on our ability to maintain existing relationships and arrangements with these Big Box chain stores. To the extent the Big Box chain stores are materially adversely impacted by the current economic slowdown, this could have a negative effect on our results of operations. The loss of one of these customers or a material adverse change in the relationship with these customers could have a negative impact on business. The Company’s inability to penetrate new channels of distribution may also have a negative impact on its future sales and business.
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
Exposure to foreign currency risk results because the Company, through its global operations, enters into transactions and makes investments denominated in multiple currencies. The Company’s predominant exposures are in Mexican, Canadian and Asian currencies, including the Chinese Renminbi (“RMB”). In preparing its financial statements, for foreign operations with functional currencies other than the U.S. dollar, asset and liability accounts are translated at current exchange rates, and income and expenses are translated using weighted-average exchange rates. With respect to the effects on translated earnings, if the U.S. dollar strengthens relative to local currencies, the Company’s earnings could be negatively impacted. This occurred in the latter half of 2008 and may persist in 2009. The Company does not make a practice of hedging its non-U.S. dollar earnings.
The Company sources many products from China and other Asian countries for resale in other regions. To the extent the RMB or other currencies appreciate with respect to the U.S. dollar, the Company may experience cost increases on such purchases. While the 7% appreciation of the RMB which occurred in both 2007 and 2008 has not generated material cost increases for products sourced from China, further significant appreciation of the RMB or other currencies in countries where the Company sources product could adversely impact profitability. The Company may not be successful at implementing customer pricing or other actions in an effort to mitigate the related cost increases and thus its results of operations may be adversely impacted.
The Company’s results of operations could be negatively impacted by inflation or deflation in the cost of raw materials, freight and energy.
The Company’s products are manufactured of metals, including but not limited to steel, aluminum, zinc, and copper. Additionally, the Company uses other commodity based materials in the manufacture of LNS that are resin based and subject to fluctuations in the price of oil.

The Company is also exposed to variability in the price of diesel fuel in the form of freight surcharges on customer shipments and the cost of gasoline used by the field sales and service force. As described in more detail in Item 7 hereto, the Company has been negatively impacted by commodity and freight inflation in recent years. Continued inflation over a period of years would result in significant increases in inventory costs and operating expenses. If the Company is unable to mitigate these inflation increases through various customer pricing actions and cost reduction initiatives, its financial condition may be adversely affected. Conversely, in the event there is deflation, the Company may experience pressure from its customers to reduce prices. There can be no assurance that the Company would be able to reduce its cost base (through negotiations with suppliers or other measures) to offset any such price concessions which could adversely impact results of operations and cash flows.
The Company’s business is subject to risks associated with sourcing product from overseas.
The Company imports large quantities of its fastener products. Substantially all of its import operations are subject to customs requirements and to tariffs and quotas set by governments through mutual agreements or bilateral actions. In addition, the countries from which the Company’s products and materials are manufactured or imported may, from time to time, impose additional quotas, duties, tariffs or other restrictions on its imports or adversely modify existing restrictions. Adverse changes in these import costs and restrictions, or the Company’s suppliers’ failure to comply with customs regulations or similar laws, could harm the Company’s business.
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
Acquisitions have formed a significant part of our growth strategy in the past and may continue to do so. If we are unable to identify suitable acquisition candidates or obtain financing needed to complete an acquisition, our growth strategy may not succeed.
Historically, our business strategy has relied on acquisitions. The current economic environment may make it difficult to acquire businesses in order to further our growth strategy. We will continue to seek acquisition opportunities both to expand into new markets and to enhance our position in our existing markets. However, our ability to do so will depend on a number of factors, including our ability to obtain financing that we may need to complete a proposed acquisition opportunity which may be unavailable or available on terms that are not advantageous to us. If financing is unavailable, we may be forced to forego otherwise attractive acquisition opportunities which may have a negative effect on our ability to grow.
If the Company were required to write down all or part of its goodwill or indefinite-lived tradenames, its results of operations could be materially adversely affected.
As a result of the Merger Transaction, the 2006 acquisition of SteelWorks, and the 2007 acquisition of All Points, the Company has $259.9 million of goodwill and $47.4 million of indefinite-lived tradenames recorded on its Consolidated Balance Sheet at December 31, 2008. The Company is required to periodically determine if its goodwill or indefinite-lived tradenames have become impaired, in which case it would write down the impaired portion of the intangible asset. If the Company were required to write down all or part of its goodwill or indefinite-lived tradenames, its net income could be materially adversely affected.

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
The process of integrating acquired businesses into the Company’s operations may result in unforeseen difficulties and may require a disproportionate amount of resources and management’s attention, and there can be no assurance that Hillman will be able to successfully integrate acquired businesses into its operations, including the acquisition of All Points in 2007.
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
In January 2009, the Company announced it would be closing its distribution center in Green Island, NY effective at the end of March 2009. With the exception of Goodlettsville, Tennessee, all of the Company’s facilities are leased. In the opinion of management, the Company’s existing facilities are in good condition.
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
Item 4 — Submission of Matters to a Vote of Security Holders.
The Company did not submit any matters to a vote of Trust Preferred holders during the quarter ended December 31, 2008.

PART II

Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Stock Exchange Listing
The Company’s common stock does not trade and is not listed on or quoted in an exchange or other market. The Trust Preferred Securities trade under the ticker symbol HLM.Pr on the NYSE Amex (formerly the American Stock Exchange). The following table sets forth the high and low closing sale prices as reported on the NYSE Amex for the Trust Preferred Securities.

2008	High	Low
First Quarter	$29.81	$28.47
Second Quarter	30.22	29.30
Third Quarter	30.23	28.75
Fourth Quarter	28.50	10.00

2007	High	Low
First Quarter	$30.10	$28.85
Second Quarter	30.20	29.15
Third Quarter	29.75	28.25
Fourth Quarter	29.35	28.20
The Trust Preferred Securities have a liquidation value of $25.00 per security. As of March 4, 2009, there were 561 holders of Trust Preferred Securities and sixteen (16) common stockholders. The total number of Trust Preferred Securities outstanding as of March 27, 2009, was 4,217,724. The total number of shares of Common Stock outstanding as of March 27, 2009, was 10,004.4.
Distributions
The Company pays interest to the Hillman Group Capital Trust (“the Trust”) on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.2 million per annum in the aggregate. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. For the years ended December 31, 2008 and 2007, the Company paid $12.2 million per year in interest on the Junior Subordinated Debentures, which was equivalent to the amounts distributed on the Trust for the same periods.
In order to retain capital, the Company’s Board of Directors has determined to temporarily defer the payment of cash distributions to holders of Trust Preferred Securities beginning with the January 2009 distribution. The Company’s decision to defer the payment of distributions to holders of Trust Preferred Securities is designed to ensure that the Company preserves cash and maintains its compliance with the financial covenants contained in its Senior Credit and Subordinated Debt Agreements. Pursuant to the Indenture that governs the Trust Preferred Securities, the Company is able to defer distribution payments to holders of the Trust Preferred Securities for a period that cannot exceed 60 months (the “Deferral Period”). During the Deferral Period, the Company is required to accrue the full amount of all distributions payable, and such deferred distributions will be immediately payable by the Company at the end of the Deferral Period. The Company anticipates that it will defer distribution payments for a period not to exceed 6 months.
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

Issuer Purchases of Equity Securities
The Company made no repurchases of its equity securities during 2008.
Item 6 — Selected Financial Data.
As a result of the Merger Transaction, the Company’s operations for the periods presented subsequent to the March 31, 2004 acquisition by affiliates of Code Hennessey & Simmons LLC are referenced herein as the successor operations (the “Successor” or “Successor Operations”) and include the effects of the Company’s debt refinancing. The Company’s operations for the period presented prior to the Merger Transaction are referenced herein as the predecessor operations (the “Predecessor” or “Predecessor Operations”).
The following table sets forth selected consolidated financial data of the Predecessor as of and for the three months ended March 31, 2004; and consolidated financial data of the Successor as of and for the nine months ended December 31, 2004 and the years ended December 31, 2008, 2007, 2006 and 2005. See the accompanying Notes to Consolidated Financial Statements and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information regarding the acquisition of the Company by CHS and the Company’s debt refinancing as well as other acquisitions that affect comparability.

	(dollars in thousands)

	Successor					Predecessor
					Nine	Three
					Months	Months
	Year Ended December 31,				Ended	Ended
	2008	2007	2006	2005	12/31/04	03/31/04
Income Statement Data:
Net sales	$481,923	$445,628	$423,901	$382,512	$273,374	$78,190
Gross profit	237,276	229,895	220,450	206,290	150,402	42,807
Non-recurring expense (2)	—	—	—	—	—	30,707
Extinguishment of debt	—	—	726	—	—	—
Net (loss) income	(2,953)	(9,759)	(7,648)	(2,442)	779	(20,366)

Balance Sheet Data at December 31:
Total assets (3)	$652,794	$662,475	$655,999	$633,703	$631,314	N/A
Long-term debt and capitalized lease obligations (1)	253,069	281,800	284,406	263,508	264,101	N/A

(1)	Includes current portion of long-term debt and capitalized lease obligations.

(2)	Non-recurring expenses incurred in connection with CHS merger including $24,353 for stock options granted at an exercise price below fair value, $4,035 in investment banking and legal fees, $1,922 in management bonuses and $397 in payroll taxes.

(3)	Financing fees in the amount of $2,415 that were previously netted against mandatorily redeemable preferred stock at December 31, 2004 through 2007 have been reclassified to deferred financing fees.

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
General
The Hillman Companies, Inc. (“Hillman” or the “Company”), which had net sales of approximately $481.9 million in 2008, is one of the largest providers of hardware-related products and related merchandising services to the retail markets in North America. The Company’s principal business is operated through its wholly-owned subsidiary, The Hillman Group, Inc. (the “Hillman Group”). A subsidiary of the Hillman Group operates in Canada under the name The Hillman Group Canada, Ltd., in Mexico under the name SunSource Integrated Services de Mexico SA de CV, and primarily in Florida under the name All Points Industries, Inc. The Hillman Group sells its product lines and provides its services to hardware stores, home centers, mass merchants, pet supply stores, and other retail outlets principally in the United States, Canada, Mexico and South America. Product lines include thousands of small parts such as fasteners and related hardware items; threaded rod and metal shapes; keys, key duplication systems and accessories; and identification items, such as, tags and letters, numbers, and signs (“LNS”). Services offered include design and installation of merchandising systems and maintenance of appropriate in-store inventory levels.

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
Prior to the merger, Allied Capital Corporation (“Allied Capital”) owned 96.8 % of the Company’s common stock. As a result of the change of control, affiliates of CHS own 49.1% of the Company’s common stock and 54.5% of the Company’s voting common stock, Ontario Teacher’s Pension Plan (“OTPP”) owns 27.9% of the Company’s common stock and 31.0% of the Company’s voting common stock and HarbourVest Partners VI owns 8.7% of the Company’s common stock and 9.7% of the Company’s voting common stock. OTPP’s voting rights with respect to the election of directors to the Board of Directors is limited to the lesser of 30.0% or the actual percentage of voting stock held. Certain members of management own 14.1% of the Company’s common stock and 4.5% of the Company’s voting common stock. Allied Capital no longer has an ownership interest in the Company.
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
On July 21, 2006, the Company amended and restated the Senior Credit Agreement. The Term Loan was increased by $22.4 million to $235.0 million. Proceeds of the additional Term Loan borrowings were used to pay down outstanding Revolver borrowings. The Revolver credit line remains at $40.0 million. Additionally, the LIBOR margin on the Term Loan was reduced by 25 basis points and certain financial covenants were revised to provide additional flexibility. There were no other significant changes to the Senior Credit Agreement. The Company incurred $1.1 million in financing fees in connection with the amended and restated agreement. The fees were capitalized and will be amortized over the remaining term of the Senior Credit Agreement, as amended.
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
Effective July 21, 2006, the Subordinated Debt Agreement was amended to reduce the interest rate to a fixed rate of 10.0% payable quarterly. In addition, financial covenants were revised consistent with the changes to the amended and restated Senior Credit Agreement. The reduction in the interest rate was retroactive to May 15, 2006. In 2006, the Company wrote off $0.7 million in deferred financing fees in connection with amended Subordinated Debt Agreement.

The Company pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.2 million per annum in the aggregate. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. In order to retain capital, the Company’s Board of Directors has determined to temporarily defer the payment of cash distributions to holders of Trust Preferred Securities beginning with the January 2009 distribution. The Company’s decision to defer the payment of distributions to holders of Trust Preferred Securities is designed to ensure that the Company preserves cash and maintains its compliance with the financial covenants contained in its Senior Credit and Subordinated Debt Agreements. Pursuant to the Indenture that governs the Trust Preferred Securities, the Company is able to defer distribution payments to holders of the Trust Preferred Securities for a period that cannot exceed 60 months (the “Deferral Period”). During the Deferral Period, the Company is required to accrue the full amount of all distributions payable, and such deferred distributions will be immediately payable by the Company at the end of the Deferral Period. The Company anticipates that it will defer distribution payments for a period not to exceed 6 months.
On April 28, 2004, the Company entered into an Interest Rate Swap Agreement (“2004 Swap”) with a two-year term for a notional amount of $50 million. The 2004 Swap fixed the interest rate on $50 million of the Senior Term Loan at a rate of 1.17% plus the applicable interest rate margin for the first three months of the 2004 Swap with incremental increases ranging from 28 to 47 basis points in each successive quarter. The 2004 Swap expired on April 28, 2006.
On August 28, 2006, the Company entered into a new Interest Rate Swap Agreement (“2006 Swap”) with a two-year term for a notional amount of $50 million. The 2006 Swap fixed the interest rate at 5.375% plus applicable interest rate margin. The 2006 Swap expired on August 28, 2008.
On August 29, 2008, the Company entered into a new Interest Rate Swap Agreement (“2008 Swap”) with a three-year term for a notional amount of $50 million. The 2008 Swap fixes the interest rate at 3.41% plus applicable interest rate margin.
Acquisitions
On January 5, 2006, the Hillman Group purchased certain assets of The SteelWorks Corporation (“SteelWorks”), a Denver, Colorado based manufacturer and distributor of metal shapes, threaded rod and metal sheet to the retail hardware and home improvement industries. Annual revenues of the SteelWorks customer base acquired were approximately $37.3 million, $30.7 million and $28.2 million in the years ended December 31, 2008, 2007 and 2006, respectively. The aggregate purchase price was $34.4 million paid in cash at closing. In connection with the acquisition, The Hillman Group, Inc. entered into a supply agreement whereby SteelWorks will be the Company’s exclusive provider of metal shapes for a period of 10 years. Additionally, SteelWorks agreed not to compete with the Company during the 10 year term of the supply agreement. The aggregate purchase price was $34.4 million paid in cash at closing. The acquisition of this business was made to complement Hillman’s national presence in its core markets and add an established market brand name to our business.
On December 28, 2007, the Hillman Group entered into a Stock Purchase Agreement by and among All Points Industries, Inc. (“All Points”), Gabrielle Mann, Gregory Mann and the Hillman Group, whereby the Hillman Group acquired all of the equity interest of All Points. All Points, a Pompano Beach, Florida, based distributor of commercial and residential fasteners catering to the hurricane protection industry, has positioned itself as a major supplier to manufacturers of railings, screen enclosures, windows and hurricane shutters. All Points has also developed a retail division that supplies hardware for hurricane protection to the do-it-yourself consumer. Revenues of the acquired All Points business were approximately $21.3 million for the year ended December 31, 2008. The aggregate purchase price, including acquisition costs, was $10.2 million paid in cash at closing. The acquisition of this business was made to strengthen Hillman’s presence in the Florida market and expand our business in the hurricane protection market.

Product Revenues
The following is revenue based on products for the Company’s significant product categories (in 000’s):

	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
Net sales
Keys	$80,754	$79,370	$72,870
Engraving	40,945	39,158	35,976
Letters, numbers and signs	34,671	37,711	34,518
Fasteners	261,461	230,857	229,732
Threaded rod	37,330	30,693	28,156
Code cutter	4,934	5,149	4,810
Builders hardware	1,606	2,578	—
Other	20,222	20,112	17,839

Consolidated net sales	$481,923	$445,628	$423,901

Results of Operations
Sales and Profitability for each of the Three Years Ended December 31,

	(dollars in thousands)
	2008		2007		2006
		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total
Net sales	$481,923	100.0%	$445,628	100.0%	$423,901	100.0%
Cost of sales (exclusive of depreciation and amortization shown below)	244,647	50.8%	215,733	48.4%	203,451	48.0%

Gross profit	237,276	49.2%	229,895	51.6%	220,450	52.0%

Operating expenses:
Selling	82,312	17.1%	80,174	18.0%	75,868	17.9%
Warehouse & delivery	55,781	11.6%	55,328	12.4%	55,183	13.0%
General & administrative	20,776	4.3%	21,232	4.8%	21,257	5.0%
Stock compensation expense	2,481	0.5%	5,322	1.2%	1,239	0.3%

Total SG&A	161,350	33.5%	162,056	36.4%	153,547	36.2%
Depreciation	17,835	3.7%	18,224	4.1%	17,132	4.0%
Amortization	7,073	1.5%	7,274	1.6%	7,748	1.8%
Extinguishment of debt	—	0.0%	—	0.0%	726	0.2%
Management fees	1,043	0.2%	1,023	0.2%	1,019	0.2%

Total operating expenses	187,301	38.9%	188,577	42.3%	180,172	42.5%

Other income (expense)	(2,250)	-0.5%	839	0.2%	1,042	0.2%

Income from operations	47,725	9.9%	42,157	9.5%	41,320	9.7%

Interest expense	20,545	4.3%	25,528	5.7%	25,799	6.1%
Interest expense on mandatorily redeemable preferred stock & management purchased preferred options	11,091	2.3%	9,919	2.2%	8,894	2.1%
Interest expense on junior subordinated debentures	12,609	2.6%	12,609	2.8%	12,609	3.0%
Investment income on trust common securities	(378)	-0.1%	(378)	-0.1%	(378)	-0.1%

Income (loss) before taxes	3,858	0.8%	(5,521)	-1.2%	(5,604)	-1.3%

Income tax provision	6,811	1.4%	4,238	1.0%	2,044	0.5%

Net loss	$(2,953)	-0.6%	$(9,759)	-2.2%	$(7,648)	-1.8%

Current Economic Conditions
The U.S. economy is undergoing a period of recession and the future economic environment may continue to be less favorable than that of recent years. This slowdown has, and could further lead to, reduced consumer and business spending in the foreseeable future, including by our customers. In addition, economic conditions, including decreased access to credit, may result in financial difficulties leading to restructurings, bankruptcies, liquidations and other unfavorable events for our customers, suppliers and other service providers. If such conditions continue or further deteriorate in 2009 or through fiscal 2010, our industry, business and results of operations may be severely impacted.
The Company’s business is impacted by general economic conditions in the U.S., particularly the retail markets including hardware stores, home centers, mass merchants, and other retailers. In recent quarters, operations have been negatively impacted by the general downturn in the U.S. economy and the contraction of the retail market. Such conditions are not expected to improve significantly in the near term and may have the effect of reducing consumer spending which could adversely affect our results of operations during the next year.
The Company is sensitive to inflation or deflation present in the economies of the United States and foreign suppliers located primarily in Taiwan and China. For the last several years, the rapid growth in China’s economic activity produced significantly rising costs of certain imported fastener products. In addition, the cost of commodities such as copper, zinc, aluminum, nickel, and plastics used in the manufacture of other Company products increased sharply. Further, increases in the cost of diesel fuel contributed to transportation rate increases. The trend of rising commodity costs accelerated in the first half of 2008. In the latter half of 2008, national and international economic difficulties began a reversal of the trend of rising costs for our products and commodities used in the manufacture of our products, including a decrease in the cost of oil and diesel fuel. While inflation and resulting cost increases over a period of years would result in significant increases in inventory costs and operating expenses, the opposite is true when exposed to a prolonged period of cost decreases. The ability of the Company’s operating divisions to institute price increases and seek price concessions, as appropriate, is dependent on competitive market conditions.
Years Ended December 31, 2008 and 2007
Net sales of $481.9 million in 2008 increased $36.3 million, or 8.1%, from 2007. Sales of fastener and hurricane protection products by the newly acquired All Points business represented $21.3 million of the total $36.3 million increase over the prior year.
Sales to national accounts increased $15.1 million in 2008 primarily as a result of increased fastener and threaded rod sales to Lowe’s of $13.2 million. The total sales to Lowe’s increased by $16.4 million as a result of additional store locations and Lowe’s current strategy to increase fastener and threaded rod inventory at the store level to drive sales volume. Lowe’s has employed this strategy in similar product categories resulting in improved comparable store sales activity. The remaining national account sales declined $1.3 million, which included sales declines of $0.7 million to Kmart, $0.3 to Fred Meyer and $0.1 million to Walmart. National account sales, with the exception of Lowe’s, were negatively impacted by this year’s contraction in the residential construction market and the U.S. economic downturn. The worsening national economic conditions also had an adverse impact on sales to the traditional franchise and independent (“F&I”), warehouse, and regional accounts which experienced sales decreases of $0.8 million, $0.7 million, and $0.3 million, respectively.
Sales of engraving products increased $1.8 million in 2008 primarily as a result of additional machine placements at the large national pet retailers. The sales to Mexican accounts increased $0.9 million, or 36.0%, from 2007 as a result of additional store locations and new product introductions at Home Depot. The sales to Canadian accounts decreased $0.9 million, or 12.3%, from 2007 as a result of the reduction in opening orders for builders hardware products sold to Canadian Tire in the prior year. The 2008 sales of other accounts including Latin America, commercial industrial, and direct marketing were unchanged from the prior year at $11.5 million.

The Company’s sales backlog, based upon cancelable purchase orders, was $7.7 million as of December 31, 2008 compared to $6.3 million as of December 31, 2007.
The Company’s gross profit of 49.2% in 2008 decreased compared to 51.6% in 2007. Adjusted for the All Points acquisition, the gross profit for 2008 was 50.4%. Increased prices for commodities such as steel, plastics, aluminum, nickel, copper, and zinc resulted in significantly higher product costs in 2008. The Company implemented price increases across all product lines in 2008 which partially offset the higher product costs passed on from our vendors. However, the Company’s gross profit declined 0.8% in 2008 from the product cost not recovered through customer price increases. The remaining decline of 0.4% in 2008 was primarily a function of the shift in sales mix. In 2008, a proportionately larger percentage of the Company’s revenue was generated from Lowe’s, the Company’s largest customer, at a gross profit rate lower than the Company average.
Selling, general and administrative (“SG&A”) expense of $161.4 million in 2008 decreased $0.7 million, or 0.4%, from 2007. Selling expenses increased $2.1 million, or 2.7%, primarily as a result of additional selling costs of $1.0 million in the newly acquired All Points operation. In addition, higher costs to provide service and merchandising to the expanded national accounts store base were partially offset by savings on marketing costs which were used in 2007 to develop the builders hardware product line and implement the customer price increases. Warehouse and delivery costs increased $0.5 million in actual terms and fell from 12.4% expressed as a percentage of net sales in 2007 to 11.6% in 2008. Freight expense, the largest component of warehouse and delivery expense, decreased from 5.0% of sales in 2007 to 4.8% of sales in 2008 because the Company was able to offset the negative impact of higher fuel surcharges by negotiating more favorable freight contracts and implementing shipping and handling efficiencies. Operational improvements to the order fulfillment process produced lower labor costs and shipping supply expense in 2008.
General and administrative (“G&A”) expenses of $20.8 million in 2008 were $0.5 million less than 2007. The decrease in G&A expenses was primarily the result of the investment performance of securities held in the non-qualified deferred compensation plan’s Rabbi Trust which provided a favorable adjustment of $1.4 million in 2008 and an unfavorable adjustment of $0.4 million in 2007. In both years, an offsetting adjustment was recorded in other income (expense). Stock compensation expenses from stock options primarily related to the Merger Transaction were $2.5 million in 2008 compared to $5.3 million in 2007. The changes in the fair value of the Class B Common Stock are included in stock compensation expense and this resulted in a gain of $1.0 million in 2008 and a charge of $1.6 million in 2007.
Depreciation expense decreased $0.4 million from $18.2 million in 2007 to $17.8 million in 2008. The decreased depreciation was a result of less capital spending in 2008 for the placement of Quick-Tag and key duplicating machines which were partially offset by additional depreciation for the ERP software used in the Company’s general ledger and Tempe customer service operations.
In 2008, amortization expense decreased $0.2 million as a result of the expiration of a non-compete agreement with R&B Corporation which was partially offset by the addition of amortization for the new All Points non-compete agreement.
The Company has recorded a management and transaction fee charge of $1.0 million for 2008 and $1.0 million for 2007. As of the closing of the Merger Transaction in March 2004, the Company is obligated to pay management fees to a subsidiary of CHS for management services rendered in the amount of $58,000 per month, plus out of pocket expenses, and to pay transaction fees to a subsidiary of OTPP in the amount of $26,000 per month, plus out of pocket expenses, for each month.
Interest expense, net, decreased $5.0 million to $20.5 million in 2008 from $25.5 million in 2007. The decrease in net interest expense was primarily the result of less Company debt and lower borrowing costs on the variable rate Term Loan.

Interest expense on the mandatorily redeemable preferred stock and management purchased preferred options related to the Merger Transaction increased from $9.9 million in 2007 to $11.1 million in 2008. The increase can be attributed to the cumulative nature of the interest earned on these securities and additional vesting of the management purchased preferred options.
The Company pays interest to the Trust on the Junior Subordinated Debentures underlying the trust preferred securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.6 million per annum in the aggregate. The Company receives investment income on the trust common securities in the amount of $0.4 million per annum. The Trust distributes the equivalent net amount to the holders of the trust preferred securities. For the years ended December 31, 2008 and 2007, the Company paid interest, net of investment income, of $12.2 million on the Junior Subordinated Debentures, which is equivalent to the amounts distributed by the Trust on the trust preferred securities.
The Company also pays interest to the Trust on the Junior Subordinated Debentures underlying the trust common securities at the rate of 11.6% per annum on their face amount of $3.3 million, or $0.4 million per annum in the aggregate. The Trust distributes an equivalent amount to the Company as a distribution on the underlying trust common securities. For the years ended December 31, 2008 and 2007, the Company paid $0.4 million interest on the Junior Subordinated Debentures, which is equivalent to the amounts received by the Company as investment income.
The effective tax rates in 2008 and 2007 were 176.5% and -76.8%, respectively. The change in effective rate is primarily attributable to an increase in the permanent differences. See Note 6, Income Taxes, of Notes to Consolidated Financial Statements for income taxes and disclosures related to 2008 and 2007 income tax events.
Years Ended December 31, 2007 and 2006
Net sales of $445.6 million in 2007 increased $21.7 million, or 5.1%, from 2006. Most of the increase was due to sales to national accounts, including Lowe’s, Home Depot and Menards, which were up $13.1 million or 7.2% in 2007. Lowe’s, on the strength of new store openings and new product introductions, accounted for $6.3 million of the National Account sales increase in 2007. The Home Depot sales increase in 2007 of $4.0 million can also be attributed primarily to new store openings and new product introductions. Menards 2007 sales increased $2.6 million as a result of sales in the first year of a new LNS program. The sales of other national accounts were $0.2 million more than the prior year.
The Canadian account sales increased $3.6 million, or 95.6%, from 2006. This sales increase was the direct result of selling our newly developed builders hardware product line to Canadian Tire. Sales of engraving products increased $3.2 million in 2007 as a result of increased tag machine placements and a higher sales rate per existing machine. Warehouse sales increased $1.4 million from 2006 primarily as a result of increased sales of threaded rod product to Ace Hardware. Other accounts including F&I hardware stores, regional accounts, commercial industrial, Mexico and Latin America accounts increased $0.4 million to $179.6 million in 2007 from $179.2 million in 2006.
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

Selling, general and administrative expense of $162.0 million in 2007 increased $8.5 million, or 5.5%, over 2006. The increase in selling expenses can be attributed primarily to the additional cost of providing service and merchandising to the expanded national account store base, an increase in marketing costs for new product development of the Builder’s Hardware product line and enhancement of existing product programs. Warehouse and delivery costs increased $0.1 million primarily as a result of increased cost of labor, payroll benefits, and shipping supplies which were offset by freight cost savings. The freight costs of $22.5 million decreased $2.3 million from the prior year as a result of savings generated from operational efficiencies achieved through customer order consolidation. Warehouse labor and payroll benefit costs were up $1.8 million and shipping supplies increased $0.5 million as a result of the increased sales volume. General and administrative expenses of $21.2 million in 2007 were equal to 2006 primarily as higher salaries and wages, corporate, and legal fees were offset by a reduction in employee benefit costs such as medical claims and professional fees for tax and accounting services. Stock compensation expenses from stock options primarily related to the Merger Transaction were $5.3 million in 2007 compared to $1.2 million in 2006. The changes in the fair value of the Class B Common Stock are included in stock compensation expense and this resulted in a charge of $1.6 million in 2007 and income of $1.3 million in 2006.
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
The Company has recorded a management and transaction fee charge of $1.0 million for 2007 and $1.0 million for 2006. As of the closing of the Merger Transaction in March 2004, the Company is obligated to pay management fees to a subsidiary of CHS for management services rendered in the amount of $58,000, plus out of pocket expenses, and to pay transaction fees to a subsidiary of OTPP in the amount of $26,000, plus out of pocket expenses, for each month.
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

Liquidity and Capital Resources
Cash Flows
Net cash provided by operating activities for the year ended December 31, 2008 of $37.6 million was generated by the net loss adjusted for non-cash charges of $38.4 million for depreciation, amortization, dispositions of equipment, deferred taxes, and interest on mandatorily redeemable preferred stock which was partially offset by cash related adjustments of $0.8 million for routine operating activities represented by changes in inventories, accounts receivable, accounts payable, accrued liabilities and other assets. In 2008, routine operating activities used cash for an increase in inventories of $3.5 million and accounts receivable of $4.4 million. Accounts payable, accrued liabilities, preferred stock compensation, and other items accounted for the remaining $7.1 million increase of cash provided by operating activities.
Net cash used for investing activities was $13.4 million for the year ended December 31, 2008. Capital expenditures for the year totaled $13.4 million, consisting of $7.3 million for key duplicating machines, $1.4 million for engraving machines, $3.4 million for computer software and equipment and $1.3 million for plant equipment and other equipment purchases.
Net cash used for financing activities was $29.0 million for the year ended December 31, 2008. The net cash used was primarily related to the principal payments of $28.6 million on the senior term loan.
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
Net cash provided by operating activities for the year ended December 31, 2006 of $5.6 million was generated by the net loss adjusted for non-cash charges of $28.5 million for depreciation, amortization, dispositions of equipment, deferred taxes, PIK interest, interest on mandatorily redeemable preferred stock, preferred stock compensation, and gain on the sale of securities which were partially offset by cash related adjustments of $22.9 million for routine operating activities represented by changes in inventories, accounts receivable, accounts payable, accrued liabilities and other assets. The 2006 increase in accounts receivable of $6.8 million was primarily the result of sales growth. The inventory increase of $15.2 million in 2006 can be attributed to a combination of the growth in sales as well as inventory builds at the end of the year for the anticipated rollouts of new customer programs scheduled for the first quarter of 2007. Accounts payable were $4.7 million higher at the end of 2006 as a result of an increased level of inventory purchasing activity in advance of the new customer programs for 2007.
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
Liquidity
Management believes projected cash flows from operations and revolver availability will be sufficient to fund working capital and capital expenditure needs for the next 12 months.
The Company’s working capital (current assets minus current liabilities) position of $126.5 million as of December 31, 2008, represents an increase of $1.4 million from the December 31, 2007 level of $125.1 million as follows:
(dollars in thousands)

Amount
Decrease in cash and cash equivalents	$(4,786)
Increase in accounts receivable, net	4,428
Increase in inventories, net	3,488
Increase in other current assets	69
Increase in deferred taxes	615
Increase in accounts payable	(2,177)
Decrease in senior term loans & capital lease obligations	311
Increase in accrued salaries and wages	(874)
Decrease in accrued pricing allowances	194
Decrease in accrued income and other taxes	157
Increase in accrued interest	(10)
Increase in other accrued liabilities	(36)

Net increase in working capital for the year ended December 31, 2008	$1,379

Contractual Obligations
The Company’s contractual obligations in thousands of dollars as of December 31, 2008 are summarized below:

		Payments Due
		Less Than	1 to 3	3 to 5	More Than
	Total	One Year	Years	Years	Five Years
Contractual Obligations
Junior Subordinated Debentures (1)	$116,110	$—	$—	$—	$116,110
Long Term Senior Term Loans	202,849	2,080	200,769	—	—
Bank Revolving Credit Facility	—	—	—	—	—
Long Term Unsecured Subordinated Notes	49,820	—	—	49,820	—
Interest payments (2)	26,765	11,977	14,788	—	—
Operating Leases	39,412	8,254	10,624	7,355	13,179
Mandatorily Redeemable Preferred Stock	100,146	—	—	—	100,146
Management Purchased Preferred Options	6,016	—	—	—	6,016
Accrued Compensation Preferred Options	11,219	—	—	—	11,219
Deferred Compensation Obligations	4,254	282	564	564	2,844
Capital Lease Obligations	443	250	153	40	—
Other Long Term Obligations	2,695	1,153	810	203	529
FIN 48 Liabilities	2,872	—	—	—	2,872

Total Contractual Cash Obligations (3)	$562,601	$23,996	$227,708	$57,982	$252,915

(1)	The junior subordinated debentures liquidation value is approximately $108,707.

(2)	Interest payments for Long Term Senior Term Loans and the Long Term Unsecured Subordinated Notes. Interest payments on the variable rate Long Term Senior Term Loans were calculated at the LIBOR rate plus margin of 3.46125% in effect as of December 31, 2008.

(3)	All of the contractual obligations noted above are reflected on the Company’s consolidated balance sheet as of December 31, 2008 except for the interest payments and operating leases. In addition to the contractual obligations above, the Company has issued certain equity securities to management shareholders with terms that allow them to be put back to the Company upon termination from employment, death or disability. The terms of the equity securities held by management limit cash distributions for puttable equity securities to an aggregate of $5.0 million per annum. As of December 31, 2008, no equity securities have been put back to the Company by management shareholders. See Notes to Consolidated Financial Statements for additional information.
The Company has a purchase agreement with its supplier of key blanks which requires minimum purchases of 100 million key blanks per year. To the extent minimum purchases of key blanks are below 100 million, the Company must pay the supplier $.0035 per key multiplied by the shortfall. Since the inception of the contract in 1998, the Company has purchased more than requisite 100 million key blanks per year from the supplier. The Company extended this contract in 2007 for an additional two years. The extension to the purchase agreement expired on December 31, 2008, but the Company anticipates an additional extension to the agreement with similar terms will be entered into with this supplier in the second quarter of 2009.
The Company does not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended.
Borrowings
As of December 31, 2008, the Company had $33.9 million available under its secured credit facilities. The Company had approximately $203.2 million of outstanding debt under its secured credit facilities at December 31, 2008, consisting of $202.8 million in a term loan and $0.4 million in capitalized lease obligations. The term loan consisted of a $202.8 million Term B Loan currently at a one (1) month LIBOR rate plus margin of 3.46125%. The capitalized lease obligations were at various interest rates.

Interest on the Subordinated Debt Issuance of $47.5 million which matures September 30, 2011 was at a fixed rate of 13.5% per annum, with cash interest payments being required on a quarterly basis at a fixed rate of 11.25% commencing April 15, 2004. Effective July 21, 2006, the Subordinated Debt Agreement was amended to reduce the interest rate to a fixed rate of 10.0% payable quarterly. At December 31, 2008, the outstanding Subordinated Debt Issuance was $49.8 million.
The Company’s Senior Credit Agreement requires the maintenance of certain fixed charge, interest coverage and leverage ratios and limits the ability of the Company to incur debt, make investments, make dividend payments to holders of the Trust Preferred Securities or undertake certain other business activities. Upon the occurrence of an event of default under the credit agreements, all amounts outstanding, together with accrued interest, could be declared immediately due and payable by our lenders. Below are the calculations of the financial covenants with the Senior Credit Agreement requirement for the twelve months ended December 31, 2008:

(dollars in 000’s)		Ratio
	Actual	Requirement
Fixed Charge Ratio
Adjusted EBITDA (1)	$76,211

Cash interest expense (2)	19,112
Interest on junior subordinated debentures	12,231
Capital expenditures, net of disposals	13,334
Scheduled principal payments	2,283
Tax payments, net	985

Total fixed charges	$47,945

Fixed charge ratio (must be above requirement)	1.59	1.15

Interest Coverage Ratio
Adjusted EBITDA (1)	$76,211

Cash interest expense (2)	$19,112

Interest coverage ratio (must be above requirement)	3.99	2.50

Leverage Ratio
Senior term loan balance	$202,849
Capital lease obligations	400
Subordinated notes	49,820

Total debt	$253,069

Adjusted EBITDA (1)	$76,211

Leverage ratio (must be below requirement)	3.32	3.50

(1)	Adjusted EBITDA is defined as income from operations ($47,725) plus depreciation ($17,835), amortization ($7,073), non-cash stock compensation expense ($2,481), foreign exchange gains or losses ($980) and other non recurring expenses ($117).

(2)	Includes cash interest expense on senior term loans, capitalized lease obligations and subordinated notes.
The Company had deferred tax assets aggregating $30.1 million, net of valuation allowance of $2.0 million, and deferred tax liabilities of $71.3 million as of December 31, 2008, as determined in accordance with SFAS 109. Management believes that the Company’s net deferred tax assets will be realized through the reversal of existing temporary differences between the financial statement and tax basis, as well as through future taxable income.

Related Party Transactions
On March 31, 2004, the Company was acquired by affiliates of CHS. In connection with the CHS acquisition, the Company is obligated to pay management fees to a subsidiary of CHS in the amount of $58 thousand per month and to pay transaction fees to a subsidiary of OTPP in the amount of $26 thousand per month, plus out of pocket expenses, for each month commencing with the closing date of the Merger Transaction. The Company has recorded management and transaction charges and expenses from CHS and OTPP in the amount of $1.0 million for each of the years ended December 31, 2008, 2007, and 2006, respectively.
Gregory Mann and Gabrielle Mann are employed by the All Points division of Hillman as President and Vice President, respectively. All Points leases an industrial warehouse and office facility from companies under the control of the Manns. The Company has recorded rental expense for the lease of this facility on an arms length basis in the amount of $0.3 million and $0 for the years ended December 31, 2008 and 2007, respectively.
Critical Accounting Policies and Estimates
The Company’s accounting policies are more fully described in Note 2, Summary of Significant Accounting Policies, of Notes to Consolidated Financial Statements. As disclosed in that note, the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Future events cannot be predicted with certainty and, therefore, actual results could differ from those estimates. The following section describes the Company’s critical accounting policies.
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
Accounts Receivable and Allowance for Doubtful Accounts:
The Company establishes the allowance for doubtful accounts using the specific identification method and also provides a reserve in the aggregate. The estimates for calculating the aggregate reserve are based on historical information. Increases to the allowance for doubtful accounts result in a corresponding expense. The allowance for doubtful accounts was $544 thousand and $597 thousand as of December 31, 2008 and 2007, respectively.

Inventory Realization:
Inventories consisting predominantly of finished goods are valued at the lower of cost or market, cost being determined principally on the weighted average cost method. Excess and obsolete inventories are carried at net realizable value. The historical usage rate is the primary factor used by the Company in assessing the net realizable value of excess and obsolete inventory. A reduction in the carrying value of an inventory item from cost to market is recorded for inventory with no usage in the preceding twenty-four month period or with on-hand quantities in excess of twenty-four months average usage. The inventory reserve amounts were $6.1 million and $6.2 million at December 31, 2008 and 2007, respectively.
Goodwill and Other Intangible Assets:
The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and intangibles with indefinite lives no longer be amortized, but instead be tested for impairment at least annually or more frequently if a triggering event occurs. If the carrying amount of goodwill is greater than the fair value, impairment may be present. The Company’s independent appraiser, John Cole, CPA, CVA, assesses the value of its goodwill based on a discounted cash flow model and multiple of earnings. Assumptions critical to the Company’s fair value estimates under the discounted cash flow model include the discount rate, projected average revenue growth and projected long-term growth rates in the determination of terminal values.
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
Risk Insurance Reserves:
The Company self insures its product liability, automotive, worker’s compensation and general liability losses up to $250 thousand per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences in excess of $250 thousand up to $35 million. The two risk areas involving the most significant accounting estimates are workers’ compensation and automotive liability. Actuarial valuations performed by the Company’s outside risk insurance expert, Insurance Services Office, Inc., were used to form the basis for workers’ compensation and automotive liability loss reserves. The actuary contemplated the Company’s specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes the liability recorded for such risk insurance reserves is adequate as of December 31, 2008, but due to judgments inherent in the reserve estimation process it is possible the ultimate costs will differ from this estimate.
The Company self-insures its group health claims up to an annual stop loss limit of $175 thousand per participant. Aggregate coverage is maintained for annual group health insurance claims in excess of 125% of expected claims. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves.
Common and Preferred Stock:
In connection with the March 31, 2004 acquisition of the Company by affiliates of Code Hennessey & Simmons LLC, certain members of management entered into an Executive Securities Agreement (“ESA”). The ESA provides the method and terms under which management proceeds were invested in the Company. Under the terms of the ESA, management shareholders have the right to put their Class A Common Stock, Class B Common Stock, Class A Preferred Stock Options and Hillman Investment Company Class A Preferred Stock Options back to the Company at fair value if employment is terminated for other than cause and upon death or disability. The terms of the ESA limit the total amount of redemption from all puttable equity securities to an aggregate of $5 million per year.
The fair value of the Class A Common Stock and the Class B Common Stock have been calculated at each balance sheet date by estimating the enterprise value of the Company less the redemption value of all obligations payable in preference to the common stock, including the Class A Preferred stock and options issued thereon, the Hillman Investment Company Class A Preferred Stock and options issued thereon, the Trust Preferred Securities, long term debt and bank revolving credit. The remainder is divided by the fully diluted common shares outstanding to arrive at a fair value per common share outstanding.

The calculation of the fair value of the Class A Common Stock and Class B Common Stock as of December 31, 2008, 2007, and 2006, respectively, is detailed below:

	December 31,	December 31,	December 31,
(dollars in 000’s)	2008	2007	2006
Trailing twelve fiscal months EBITDA (1)	$77,391	$74,623	$70,065
Valuation Multiple (2)	8.0	8.3	8.3

Hillman Enterprise Value Excluding All Points	619,128	619,371	581,540
All Points Fair Value (3)	—	10,243	—

Hillman Enterprise Value	619,128	629,614	581,540

Less:
Senior term loans	202,849	231,475	233,825
Bank revolving credit	—	—	—
Unsecured subordinated notes	49,820	49,820	49,820
Junior subordinated debentures redemption value, net (4)	105,446	105,446	105,446

Total Debt	358,115	386,741	389,091

Plus:
Cash	7,133	11,919	2,551

Less:
Accrued Hillman Investment Company Class A Preferred (5)	105,038	93,480	83,181
Accrued Hillman Class A Preferred (5)	154,297	136,630	120,960

	259,335	230,110	204,141

Common Equity Value	8,811	24,682	(9,142)
Liquidity & Minority Discount on Common Only (6)	2,643	7,405	(2,742)

Discounted Common Equity Value	6,168	17,277	(6,400)

Fully-diluted Common Shares outstanding	10,309	10,209	10,113

Fully-diluted Discounted Common Value Per Common Share	$598	$1,692	$(633)

(1)	-	EBITDA is calculated for the most recent four fiscal quarters as follows:

	December 31,	December 31,	December 31,
	2008	2007	2006
Income from operations	$47,725	$42,157	$41,320
Depreciation and amortization	24,908	25,498	24,880
Management fees	1,043	1,023	1,019
Stock compensation expense	2,481	5,322	1,239
Exchange rate (gain) loss	980	(409)	76
Extinguishment of debt	—	—	726
Other adjustments	254	1,032	805

EBITDA	$77,391	$74,623	$70,065

The other adjustments include one time legal and professional fees.

(2)	-	The Company periodically reviews the valuation multiple used and notes that it is consistent with comparable multiples used for distribution companies.

(3)	-	In the initial period following the acquisition of All Points, the purchase price was deemed the most accurate measure of enterprise value.

(4)	-	The value of the junior subordinated debentures is the redemption value of $25 per share.

(5)	-	Redemption value of all preferred shares and options thereon, less any applicable strike price.

(6)	-	Under the terms of the ESA agreement with management shareholders, the redemption of shares is subject to discount given the lack of a public market for the shares. A 30% discount has applied to the equity value to for the lack of an active market for the shares.

The enterprise value of the Company is determined based on the earnings before interest, taxes, depreciation and amortization adjusted for management fees, stock compensation costs, and other non-recurring general and administrative costs (“Adjusted EBITDA”) for the most recent twelve month period multiplied by a valuation multiple. As of December 31, 2008, 2007, and 2006, the Company has applied valuation multiples of 8.0x, 8.3x, and 8.3x, respectively, to trailing twelve months Adjusted EBITDA in determining enterprise value. Management periodically reviews the appropriateness of this multiple and notes that it is consistent with comparable distribution companies.
A change of 0.1 in the valuation multiple used to calculate the enterprise value adjusts the per share fair value of the Class A Common Stock and the Class B Common Stock by $525 thousand.
The fair value of the Class A Preferred Stock Options and Hillman Investment Company Class A Preferred Stock Options is equal to the liquidation value of $1,000 per share plus all accumulated and unpaid dividends thereon less the applicable strike price. The aggregate fair value of the puttable Class A Preferred Stock Options and Hillman Investment Company Class A Preferred Stock Options was $10,096, $8,913, and $7,854 thousand at December 31, 2008, 2007, and 2006, respectively.
According to the ESA, the fair value of the Class A Common Stock and the Class B Common Stock is to be determined by the Board of Directors using an enterprise basis and taking into account all relevant market factors.
See Note 13, Common and Preferred Stock, of the Notes to the Consolidated Financial Statements for further information.
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
Fair Value of Financial Instruments:
Cash, accounts receivable, short-term borrowings, accounts payable, accrued liabilities and bank revolving credit are reflected in the consolidated financial statements at fair value due to short-term maturity or revolving nature of these instruments. The fair values of the Company’s debt instruments are disclosed in Note 9, Long-Term Debt, and the fair value of the Trust Preferred Securities is disclosed in Note 12, Guaranteed Preferred Beneficial Interest in the Company’s Junior Subordinated Debentures, of the Notes to the Consolidated Financial Statements.
Recent Accounting Pronouncements:
Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 applies to all assets and liabilities that are being measured and reported on a fair value basis. As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160 (“SFAS 160”), “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”. SFAS 160 requires the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated balance sheet as a component of shareholders’ equity. It also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect that adoption of SFAS 160 will have a material effect on its results of operations or financial position.
In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations”. SFAS 141R requires that the acquisition method be applied to all business combinations and it establishes requirements for the recognition and measurement of the acquired assets and liabilities by the acquiring company. Further, it requires that costs incurred to complete any acquisition be recognized as expense in the consolidated statement of income. SFAS 141R also requires that contingent assets and liabilities be recorded at fair value and marked to market quarterly until they are settled, with any changes to the fair value to be recorded as income or expense in the consolidated statement of income. SFAS 141R is effective for any business combinations that are completed subsequent to December 31, 2008. For new business combinations made following the adoption of SFAS 141R, significant costs directly related to the acquisition including legal, audit and other fees, as well as acquisition related restructuring, will have to be expensed as incurred rather than recorded to goodwill as is generally permitted under SFAS 141. Additionally, contingent purchase price arrangements will be re-measured to estimated fair value with the impact reported in earnings, whereas under present rules the contingent purchase consideration is recorded to goodwill when determined. SFAS 141R applies prospectively for the Company to business combinations for which the acquisition date is on or after January 1, 2009.
In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities”. SFAS 161 requires expanded disclosure about the Company’s hedging activities and use of derivative instruments in its hedging activities. SFAS 161 is effective for fiscal years beginning on or after December 15, 2008 and for interim periods within those fiscal years. Upon adoption in the first quarter of 2009, the statement will require enhanced disclosures related to the Company’s derivative instruments and will not impact the accounting for derivative instruments.
In April 2008, the FASB issued FASB Staff Position No. 142-3 (“FSP 142-3”), “Determination of the Useful Life of Intangible Assets”. FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for fiscal years that begin after December 15, 2008 and it applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions on or after January 1, 2009. Early adoption is prohibited. The Company does not expect adoption of FSP 142-3 will have a material impact on its financial position or results of operations.

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
In October 2008, the FASB issued FASB Staff Position No. 157-3 (“FSP 157-3”), “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active”. FSP 157-3 clarifies the application of SFAS 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance for all financial assets and liabilities recognized or disclosed at fair value in the Company’s consolidated financial statements on a recurring basis (at least annually). The adoption of FSP 157-3 did not have a material impact on the Company’s consolidated financial statements.
Item 7A — Quantitative and Qualitative Disclosures About Market Risk.
The Company is exposed to the impact of interest rate changes as borrowings under the Senior Credit Agreement bear interest at variable interest rates. It is the Company’s policy to enter into interest rate transactions only to the extent considered necessary to meet its objectives.
On April 28, 2004, the Company entered into an Interest Rate Swap Agreement (“2004 Swap”) with a two-year term for a notional amount of $50 million. The 2004 Swap fixed the interest rate on $50 million of the Senior Term Loan at a rate of 1.17% plus the applicable interest rate margin for the first three months of the 2004 Swap with incremental increases ranging from 28 to 47 basis points in each successive quarter. The 2004 Swap expired on April 28, 2006.
On August 28, 2006, the Company entered into a new Interest Rate Swap Agreement (“2006 Swap”) with a two-year term for a notional amount of $50 million. The 2006 Swap fixed the interest rate at 5.375% plus applicable interest rate margin. The 2006 Swap expired on August 28, 2008.
On August 29, 2008, the Company entered into a new Interest Rate Swap Agreement (“2008 Swap”) with a three-year term for a notional amount of $50 million. The 2008 Swap fixes the interest rate at 3.41% plus applicable interest rate margin.
Based on Hillman’s exposure to variable rate borrowings at December 31, 2008, a one percent (1%) change in the weighted average interest rate for a period of one year would change the annual interest expense by approximately $1.5 million.
The Company is exposed to foreign exchange rate changes of the Canadian and Mexican currencies as it impacts the $3.9 million net asset value of its Canadian and Mexican subsidiaries as of December 31, 2008. Management considers the Company’s exposure to foreign currency translation gains or losses to be immaterial.

Item 8 — Financial Statements and Supplementary Data.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

Page(s)
Report of Management on Internal Control Over Financial Reporting	38

Report of Independent Registered Public Accounting Firm	39

Consolidated Financial Statements:

Consolidated Balance Sheets	40–41

Consolidated Statements of Operations	42

Consolidated Statements of Cash Flows	43

Consolidated Statements of Changes in Stockholders’ Equity	44

Notes to Consolidated Financial Statements	45–73

Financial Statement Schedule:

Valuation Accounts	74

Report of Management on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of The Hillman Companies, Inc. and its consolidated subsidiaries; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of The Hillman Companies, Inc. and its consolidated subsidiaries are being made only in accordance with authorizations of management and directors of The Hillman Companies, Inc. and its consolidated subsidiaries, as appropriate; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the assets of The Hillman Companies, Inc. and its consolidated subsidiaries that could have a material effect on the consolidated financial statements.
Management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2008, the end of our fiscal year. Management based its assessment on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed under the direction of management.
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
Based on its assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2008, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. We reviewed the results of management’s assessment with the Audit Committee of The Hillman Companies, Inc.
This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

/s/ Max W. Hillman	/s/ James P. Waters

Max W. Hillman	James P. Waters
Chief Executive Officer	Chief Financial Officer
Dated: March 27, 2009	Dated: March 27, 2009

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders of
The Hillman Companies, Inc.
We have audited the accompanying consolidated balance sheets of The Hillman Companies, Inc. (a Delaware corporation) (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Valuation Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Hillman Companies, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material aspects, the information set forth therein.
As discussed in Note 14 to the consolidated financial statements, the Company has adopted Financial Accounting Standards Board (the “FASB”) Statement No. 123(R), Share-Based Payments as of January 1, 2006. As discussed in Note 6 to the consolidated financial statements, the Company has adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 as of January 1, 2007.
As discussed in Note 3 to the consolidated financial statements, the Company has adopted FASB 159, The Fair Value Option for Financial Assets and Liabilities — Including an amendment of FASB Statement No. 115, and as discussed in Note 16 to the consolidated financial statements, the Company has adopted FASB Statement No. 157, Fair Value Measurements as of January 1, 2008.
/s/ GRANT THORNTON LLP
GRANT THORNTON LLP
Cincinnati, Ohio
March 27, 2009

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$7,133	$11,919
Restricted investments	282	325
Accounts receivable, net	53,390	48,962
Inventories, net	101,464	97,976
Deferred income taxes, net	8,395	7,780
Other current assets	3,424	3,355

Total current assets	174,088	170,317
Property and equipment, net	51,694	56,088
Goodwill	259,923	260,687
Other intangibles, net	153,553	159,971
Restricted investments	3,972	5,316
Deferred income taxes, net	485	—
Deferred financing fees, net	4,438	6,126
Investment in trust common securities	3,261	3,261
Other assets	1,380	709

Total assets	$652,794	$662,475

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,410	$23,233
Current portion of senior term loans	2,080	2,350
Current portion of capitalized lease obligations	225	266
Accrued expenses:
Salaries and wages	5,502	4,628
Pricing allowances	5,290	5,484
Income and other taxes	2,009	2,166
Interest	1,251	1,241
Deferred compensation	282	325
Other accrued expenses	5,512	5,476

Total current liabilities	47,561	45,169
Long term senior term loans	200,769	229,125
Long term capitalized lease obligations	175	239
Long term unsecured subordinated notes	49,820	49,820
Junior subordinated debentures	116,110	116,505
Mandatorily redeemable preferred stock	100,146	89,773
Management purchased preferred options	6,016	5,298
Deferred compensation	3,972	5,316
Deferred income taxes, net	50,068	43,704
Accrued dividends on preferred stock	58,708	43,566
Other non-current liabilities	15,131	9,353

Total liabilities	648,476	637,868

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,	December 31,
	2008	2007
LIABILITIES AND STOCKHOLDERS’ EQUITY (CONTINUED)

Common and Preferred stock with put options:
Class A Preferred stock, $.01 par, $1,000 liquidation value, 238,889 shares authorized, 88.0 issued and outstanding at December 31, 2008 and 2007	88	88

Class A Common stock, $.01 par, 23,141 shares authorized, 412.0 issued and outstanding at December 31, 2008 and 2007	247	417

Class B Common stock, $.01 par, 2,500 shares authorized, 1,000 issued and outstanding at December 31, 2008 and 2007	598	1,635

Commitments and contingencies (Note 17)

Stockholders’ equity:
Preferred Stock:
Class A Preferred stock, $.01 par, $1,000 liquidation value, 238,889 shares authorized, 82,104.8 issued and outstanding at December 31, 2008 and 2007	1	1

Common Stock:
Class A Common stock, $.01 par, 23,141 shares authorized, 5,805.3 issued and outstanding at December 31, 2008 and 2007	—	—
Class C Common stock, $.01 par, 30,109 shares authorized, 2,787.1 issued and outstanding at December 31, 2008 and 2007	—	—
Additional paid-in capital	29,209	44,164
Accumulated deficit	(24,240)	(21,287)
Accumulated other comprehensive loss	(1,585)	(411)

Total stockholders’ equity	3,385	22,467

Total liabilities and stockholders’ equity	$652,794	$662,475

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES , INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2008, 2007, and 2006

(dollars in thousands)

	2008	2007	2006
Net sales	$481,923	$445,628	$423,901
Cost of sales (exclusive of depreciation and amortization shown separately below)	244,647	215,733	203,451

Gross profit	237,276	229,895	220,450

Operating expenses:
Selling, general and administrative expenses	161,350	162,056	153,547
Depreciation	17,835	18,224	17,132
Amortization	7,073	7,274	7,748
Extinguishment of debt	—	—	726
Management and transaction fees to related party	1,043	1,023	1,019

Total operating expenses	187,301	188,577	180,172

Other (expense) income, net	(2,250)	839	1,042

Income from operations	47,725	42,157	41,320

Interest expense, net	20,545	25,528	25,799
Interest expense on mandatorily redeemable preferred stock and management purchased preferred options	11,091	9,919	8,894
Interest expense on junior subordinated debentures	12,609	12,609	12,609
Investment income on trust common securities	(378)	(378)	(378)

Income (loss) before income taxes	3,858	(5,521)	(5,604)

Income tax provision	6,811	4,238	2,044

Net loss	$(2,953)	$(9,759)	$(7,648)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2008, 2007, and 2006

(dollars in thousands)

	2008	2007	2006
Cash flows from operating activities:
Net loss	$(2,953)	$(9,759)	$(7,648)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	24,908	25,498	24,880
Dispositions of property and equipment	75	4	28
Deferred income tax	5,264	6,028	1,692
PIK interest on unsecured subordinated notes	—	—	648
Interest on mandatorily redeemable preferred stock and management purchased options	11,091	9,919	8,893
Changes in operating items, net of effects of acquisitions:
(Increase) decrease in accounts receivable, net	(4,428)	386	(6,848)
(Increase) decrease in inventories, net	(3,488)	1,777	(15,203)
(Increase) decrease in other assets	(740)	(749)	324
Increase in accounts payable	2,177	108	4,713
Increase (decrease) in other accrued liabilities	569	(2,739)	(5,218)
Other items, net	5,117	6,043	(712)

Net cash provided by operating activities	37,592	36,516	5,549

Cash flows from investing activities:
All Points acquisition	—	(9,762)	—
SteelWorks acquisition	—	—	(34,364)
Capital expenditures	(13,409)	(14,765)	(14,681)
Other, net	—	—	425

Net cash used for investing activities	(13,409)	(24,527)	(48,620)

Cash flows from financing activities:
Borrowings of senior term loans	—	—	22,394
Repayments of senior term loans	(28,626)	(2,350)	(2,806)
Borrowings of revolving credit loans	24,250	9,500	31,091
Repayments of revolving credit loans	(24,250)	(9,500)	(31,091)
Principal payments under capitalized lease obligations	(343)	(271)	(162)
Financing fees, net	—	—	(455)
Proceeds from sale of securities	—	—	160

Net cash (used for) provided by financing activities	(28,969)	(2,621)	19,131

Net (decrease) increase in cash and cash equivalents	(4,786)	9,368	(23,940)

Cash and cash equivalents at beginning of period	11,919	2,551	26,491

Cash and cash equivalents at end of period	$7,133	$11,919	$2,551

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands)

						Accumulated
			Additional	Class A		Other	Total
	Common Stock		Paid-in	Preferred	Accumulated	Comprehensive	Stockholders’
	Class A	Class C	Capital	Stock	Deficit	Income (Loss)	Equity
Balance at December 31, 2005	$—	$—	$69,594	$1	$(2,442)	$32	$67,185

Net loss	—	—	—	—	(7,648)	—	(7,648)
Dividends to shareholders	—	—	(12,025)	—	—	—	(12,025)
Stock-based compensation	—	—	30	—	—	—	30
Net realized gains on investments (1)	—	—	—	—	—	(75)	(75)
Change in cumulative foreign translation adjustment (1)	—	—	—	—	—	(13)	(13)
Change in derivative security value (1)	—	—	—	—	—	(221)	(221)

Balance at December 31, 2006	—	—	57,599	1	(10,090)	(277)	47,233

Net loss	—	—	—	—	(9,759)	—	(9,759)
Adoption of FIN No. 48	—	—	—	—	(1,438)	—	(1,438)
Dividends to shareholders	—	—	(13,484)	—	—	—	(13,484)
Stock-based compensation	—	—	49	—	—	—	49
Change in cumulative foreign translation adjustment (1)	—	—	—	—	—	(54)	(54)
Change in derivative security value (1)	—	—	—	—	—	(80)	(80)

Balance at December 31, 2007	—	—	44,164	1	(21,287)	(411)	22,467

Net loss	—	—	—	—	(2,953)	—	(2,953)
Class A Common Stock FMV adjustment (2)	—	—	170	—	—	—	170
Dividends to shareholders	—	—	(15,141)	—	—	—	(15,141)
Stock-based compensation	—	—	16	—	—	—	16
Change in cumulative foreign translation adjustment (1)	—	—	—	—	—	74	74
Change in derivative security value (1)	—	—	—	—	—	(1,248)	(1,248)

Balance at December 31, 2008	$—	$—	$29,209	$1	$(24,240)	$(1,585)	$3,385

(1)	The realized gains on investments, cumulative foreign translation adjustment and change in derivative security value are net of taxes and represent the only items of other comprehensive income (loss).

(2)	Management controls 412 shares of class A common stock which contain a put feature that allows redemption at the holder’s option. These shares are classified as temporary equity and have been adjusted to fair value in accordance with EITF Topic D-98, “Classification and Measurement of Redeemable Securities.” See Note 13, Common and Preferred Stock, for further details.
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
Nature of Operations:
The Company is one of the largest providers of value-added merchandising services and hardware-related products to retail markets in North America through its wholly-owned subsidiary, The Hillman Group, Inc. (the “Hillman Group”). A subsidiary of the Hillman Group operates in Canada under the name The Hillman Group Canada, Ltd. and another in Mexico under the name SunSource Integrated Services de Mexico SA de CV. The Hillman Group provides merchandising services and products such as fasteners and related hardware items; threaded rod and metal shapes; keys, key duplication systems and accessories; and identification items, such as tags and letters, numbers and signs, to retail outlets, primarily hardware stores, home centers and mass merchants. The Company has approximately 20,000 customers, the largest three of which accounted for 40.7% of net sales in 2008. The average single sale in 2008 was approximately four hundred seven dollars.
2. Summary of Significant Accounting Policies:
Cash and Cash Equivalents:
Cash and cash equivalents consist of commercial paper, U.S. Treasury obligations and other liquid securities purchased with initial maturities less than 90 days and are stated at cost which approximates market value. The Company has foreign bank balances of approximately $358 and $839 at December 31, 2008 and 2007, respectively.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
2. Summary of Significant Accounting Policies: (continued)
Accounts Receivable and Allowance for Doubtful Accounts:
The Company establishes the allowance for doubtful accounts using the specific identification method and also provides a reserve in the aggregate. The estimates for calculating the aggregate reserve are based on historical collection experience. Increases to the allowance for doubtful accounts result in a corresponding expense. The allowance for doubtful accounts was $544 and $597 as of December 31, 2008 and 2007, respectively.
Inventories:
Inventories consisting predominantly of finished goods are valued at the lower of cost or market, cost being determined principally on the weighted average cost method. Excess and obsolete inventories are carried at net realizable value. The historical usage rate is the primary factor used by the Company in assessing the net realizable value of excess and obsolete inventory. A reduction in the carrying value of an inventory item from cost to market is recorded for inventory with no usage in the preceding 24 month period or with on hand quantities in excess of 24 months average usage. The inventory reserve amounts were $6,088 and $6,164 at December 31, 2008 and 2007, respectively.
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
Goodwill and Other Intangible Assets:
The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and intangibles with indefinite lives no longer be amortized, but instead be tested for impairment at least annually or more frequently if a triggering event occurs. If the carrying amount of goodwill is greater than the fair value, impairment may be present. The Company’s independent appraiser, John Cole, CPA, CVA, assesses the value of its goodwill based on a discounted cash flow model and multiple of earnings. Assumptions critical to the Company’s fair value estimates under the discounted cash flow model include the discount rate, projected average revenue growth and projected long-term growth rates in the determination of terminal values.
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
Long-Lived Assets:
The Company evaluates its long-lived assets for financial impairment under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Such analysis includes an evaluation based on the estimated undiscounted future cash flows as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.
Income Taxes:
Deferred income taxes are computed using the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities (temporary differences). They are measured using the enacted tax rates and laws that management estimates will be in effect when the differences are expected to reverse. Valuation allowances are provided for tax benefits where management estimates it is more likely than not that certain tax benefits will not be realized. Adjustments to valuation allowances are recorded from changes in utilization of the tax related item.
The Company adopted Financial Accounting Standards Board’s (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” as of January 1, 2007. See Note 6, Income Taxes, for additional information.
Risk Insurance Reserves:
The Company self insures its product liability, automotive, worker’s compensation and general liability losses up to $250 per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences in excess of $250 up to $35,000. The two risk areas involving the most significant accounting estimates are workers’ compensation and automotive liability. Actuarial valuations performed by the Company’s outside risk insurance expert, Insurance Services Office, Inc., were used to form the basis for workers’ compensation and automotive liability loss reserves. The actuary contemplated the Company’s specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes the liability recorded for such risk insurance reserves is adequate as of December 31, 2008, but due to judgments inherent in the reserve estimation process it is possible the ultimate costs will differ from this estimate.
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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
2. Summary of Significant Accounting Policies: (continued)
Retirement Benefits:
Certain employees of the Company are covered under a profit-sharing and retirement savings plan (“defined contribution plan”). The plan provides for a matching contribution for eligible employees of 50% of each dollar contributed by the employee up to 6% of the employee’s compensation. In addition, the plan provides an annual contribution in amounts authorized by the Board of Directors, subject to the terms and conditions of the plan.
The Company’s defined contribution plan costs were $1,368, $1,249, and $968 for the years ended December 31, 2008, 2007 and 2006, respectively.
Revenue Recognition:
Revenue is recognized when products are shipped or delivered to customers depending upon when title and risks of ownership have passed.
The Company offers a variety of sales incentives to its customers primarily in the form of discounts and rebates. Discounts are recognized in the consolidated financial statements at the date of the related sale. Rebates are estimated based on the revenue to date and the contractual rebate percentage to be paid. A portion of the estimated cost of the rebate is allocated to each underlying sales transaction. Rebates and discounts are included in the determination of net sales.
The Company also establishes reserves for customer returns and allowances. The reserve is established based on historical rates of returns and allowances. The reserve is adjusted quarterly based on actual experience. Returns and allowances are included in the determination of net sales.
Shipping and Handling:
The costs incurred to ship product to customers, including freight and handling expenses, are included in selling, general and administrative (“SG&A”) expenses on the Company’s consolidated statements of operations. The Company’s shipping and handling costs were $19,393, $19,117, and $21,259 for the years ended December 31, 2008, 2007, and 2006, respectively.
Research and Development:
The Company expenses research and development costs consisting primarily of internal wages and benefits in connection with improvements to the key duplicating and engraving machines. The Company’s research and development costs were $998, $856 and $1,022 for the years ended December 31, 2008, 2007 and 2006, respectively.
Common and Preferred Stock:
In connection with the March 31, 2004 acquisition of the Company by affiliates of Code Hennessey & Simmons LLC, certain members of management entered into an Executive Securities Agreement (“ESA”). The ESA provides the method and terms under which management proceeds were invested in the Company. Under the terms of the ESA, management shareholders have the right to put their Class A Common Stock, Class B Common Stock, Class A Preferred Stock Options and Hillman Investment Company Class A Preferred Stock Options back to the Company at fair value if employment is terminated for other than cause and upon death or disability. The terms of the ESA limit the total amount of redemption from all puttable equity securities to an aggregate of $5 million per year.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
2. Summary of Significant Accounting Policies: (continued)
The fair values of the Class A Common Stock and the Class B Common Stock have been calculated at each balance sheet date by estimating the enterprise value of the Company less the redemption value of all obligations payable in preference to the common stock, including the Class A Preferred stock and options issued thereon, the Hillman Investment Company Class A Preferred Stock and options issued thereon, the Trust Preferred Securities, long term debt and bank revolving credit. The remainder is divided by the fully diluted common shares outstanding to arrive at a fair value per common share outstanding.
The enterprise value of the Company is determined based on the earnings before interest, taxes, depreciation and amortization adjusted for management fees, stock compensation costs, and other non-recurring general and administrative costs (“Adjusted EBITDA”) for the most recent twelve month period multiplied by a valuation multiple. As of December 31, 2008, 2007, and 2006, the Company has applied valuation multiples of 8.0x, 8.3x, and 8.3x, respectively, to trailing twelve months Adjusted EBITDA in determining enterprise value. Management periodically reviews the appropriateness of this multiple and notes that it is consistent with comparable distribution companies.
A change of 0.1 in the valuation multiple used to calculate the enterprise value adjusts the per share fair value of the Class A Common Stock and the Class B Common Stock by $525.
The fair value of the Class A Preferred Stock Options and Hillman Investment Company Class A Preferred Stock Options is equal to the liquidation value of $1,000 per share plus all accumulated and unpaid dividends thereon less the applicable strike price. The aggregate fair value of the puttable Class A Preferred Stock Options and Hillman Investment Company Class A Preferred Stock Options was $10,104, $8,916, and $7,857 at December 31, 2008, 2007, and 2006, respectively.
According to the ESA, the fair value of the Class A Common Stock and the Class B Common Stock is to be determined by the Board of Directors using an enterprise basis and taking into account all relevant market factors.
Stock Based Compensation:
During the first quarter of 2006, the Company adopted the provisions of and accounts for stock-based compensation in accordance with the FASB’s Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123R”), “Share-Based Payment,” which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding prior to the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures. See Note 14, Stock Based Compensation, for further information.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
2. Summary of Significant Accounting Policies: (continued)
Fair Value of Financial Instruments:
Cash, restricted investments, accounts receivable, short-term borrowings, accounts payable, accrued liabilities and bank revolving credit balances are reflected in the consolidated financial statements at fair value due to the short-term maturity or revolving nature of these instruments. The fair values of the Company’s debt instruments are disclosed in Note 9, Long-Term Debt. The fair value of the Trust Preferred Securities is disclosed in Note 12, Guaranteed Preferred Beneficial Interest in the Company’s Junior Subordinated Debentures.
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
Comprehensive Income (Loss):
The components of comprehensive loss were as follows:

	Year	Year	Year
	ended	ended	ended
	December 31,	December 31,	December 31,
	2008	2007	2006
Net loss	$(2,953)	$(9,759)	$(7,648)
Realized gains on investments, net (1)	—	—	(75)
Foreign currency translation adjustment, net	74	(54)	(13)
Change in derivative security value, net (1)	(1,248)	(80)	(221)

Comprehensive loss	$(4,127)	$(9,893)	$(7,957)

(1)	Utilizing an income tax rate of 38.5%, 38.5%, and 39.5% for the years ended December 31, 2008, 2007, and 2006, respectively.
The accumulated other comprehensive loss of $1,585 at December 31, 2008 consisted of $127 for the cumulative change in foreign currency translation adjustment and $1,458 for the cumulative change in derivative security value.
Use of Estimates in the Preparation of Financial Statements:
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results may differ from estimates.
Reclassifications:
Certain amounts in previously issued consolidated financial statements have been reclassified to conform to the fiscal 2008 presentation. Financing fees in the amount of $2,415 that were previously netted against mandatorily redeemable preferred stock at December 31, 2007 have been reclassified to deferred financing fees.

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
In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160 (“SFAS 160”), “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. SFAS 160 requires the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated balance sheet as a component of shareholders’ equity. It also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect that adoption of SFAS 160 will have a material effect on its consolidated results of operations or financial position.
In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations”. SFAS 141R requires that the acquisition method be applied to all business combinations and it establishes requirements for the recognition and measurement of the acquired assets and liabilities by the acquiring company. Further, it requires that costs incurred to complete any acquisition be recognized as expense in the consolidated statement of income. SFAS 141R also requires that contingent assets and liabilities be recorded at fair value and marked to market quarterly until they are settled, with any changes to the fair value to be recorded as income or expense in the consolidated statement of income. SFAS 141R is effective for any business combinations that are completed subsequent to December 31, 2008. For new business combinations made following the adoption of SFAS 141R, significant costs directly related to the acquisition including legal, audit and other fees, as well as acquisition related restructuring, will have to be expensed as incurred rather than recorded to goodwill as is generally permitted under SFAS 141. Additionally, contingent purchase price arrangements will be re-measured to estimated fair value with the impact reported in earnings, whereas under present rules the contingent purchase consideration is recorded to goodwill when determined. SFAS 141R applies prospectively for the Company to business combinations for which the acquisition date is on or after January 1, 2009.
In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities”. SFAS 161 requires expanded disclosure about the Company’s hedging activities and use of derivative instruments in its hedging activities. SFAS 161 is effective for fiscal years beginning on or after December 15, 2008 and for interim periods within those fiscal years. Upon adoption in the first quarter of 2009, the statement will require enhanced disclosures related to the Company’s derivative instruments and will not impact the accounting for derivative instruments.
In April 2008, the FASB issued FASB Staff Position No. 142-3 (“FSP 142-3”), “Determination of the Useful Life of Intangible Assets”. FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for fiscal years that begin after December 15, 2008 and it applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions on or after January 1, 2009. Early adoption is prohibited. The Company does not expect adoption of FSP 142-3 will have a material impact on its financial position or results of operations.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
3. Recent Accounting Pronouncements: (continued)
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
In October 2008, the FASB issued FSP No. 157-3 (“FSP SFAS 157-3”), “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active”. FSP SFAS 157-3 clarifies the application of SFAS 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP SFAS 157-3 was effective upon issuance for all financial assets and liabilities recognized or disclosed at fair value in the Company’s consolidated financial statements on a recurring basis (at least annually). The adoption of FSP SFAS 157-3 did not have a material impact on the Company’s consolidated financial statements.
4. Acquisitions:
On December 28, 2007, the Hillman Group entered into a Stock Purchase Agreement (the “Agreement”) by and among All Points Industries, Inc. (“All Points”), Gabrielle Mann, Gregory Mann, and the Hillman Group, whereby the Hillman Group acquired all of the equity interest of All Points. The aggregate purchase price, including acquisition costs of $335, was $10,243 paid in cash at closing. The acquisition of this business was made to strengthen Hillman’s presence in the Florida market and expand our business in the hurricane protection market.
The accompanying consolidated balance sheet at December 31, 2008 reflects the allocation of the aggregate purchase price in accordance with SFAS No. 141, “Business Combinations.” The following table reconciles the fair value of the acquired assets and assumed liabilities to the total purchase price:

Cash	$481
Account receivable, net	1,017
Inventory, net	7,563
Other current assets	51
Deferred income taxes	614
Property and equipment	435
Goodwill	292
Intangibles	655

Total assets acquired	11,108
Less:
Liabilities assumed	865

Total purchase price	$10,243

The values assigned to intangibles were determined by an independent appraisal by John H. Cole, CPA, CVA. The customer relationships have been assigned a 15 year life and the trademarks an indefinite life. The intangible assets and goodwill are deductible for income tax purposes over a 15 year life.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
4. Acquisitions: (continued)
On January 5, 2006, the Hillman Group purchased certain assets of The SteelWorks Corporation (“SteelWorks”), a Denver, Colorado based manufacturer and distributor of metal shapes, threaded rod and metal sheet to the retail hardware and home improvement industry. The aggregate purchase price, including transaction costs of $123, was $34,364 paid in cash at closing. The acquisition of this business was made to complement Hillman’s national presence in its core markets and add an established market brand name to our business.
The accompanying consolidated balance sheet at December 31, 2008 reflects the allocation of the aggregate purchase price in accordance with SFAS No. 141, “Business Combinations.” The following table reconciles the fair value of the acquired assets and assumed liabilities to the total purchase price:

Customer relationships	$11,861
Trademarks	2,624
Goodwill	19,879

Total purchase price	$34,364

The values assigned to customer relationships and trademarks were based on an independent appraisal performed by John H. Cole, CPA, CVA. The customer relationships have been assigned a 23 year life and the trademarks an indefinite life. The intangible assets and goodwill are deductible for income tax purposes over a 15 year life.
In connection with the SteelWorks acquisition, the Company entered into a supply agreement whereby SteelWorks will be the exclusive provider of metal shapes for a period of 10 years. Additionally, SteelWorks agreed not to compete with the Company during the 10 year term of the supply agreement.
The following table indicates the pro forma financial statements of the Company for the years ended December 31, 2007 and 2006. The pro forma financial statements give effect to the All Points acquisition, as if it had occurred on January 1, 2006:

	(unaudited)
	2007	2006
Net sales	$468,415	$458,337
Net loss	(9,225)	(4,771)
The pro forma results are based on assumptions that the Company believes are reasonable under the circumstances. The pro forma results are not necessarily indicative of the operating results that would have occurred if the transactions had been effective January 1, 2006, nor are they intended to be indicative of results that may occur in the future. The underlying pro forma information includes the historical financial results of the Company, the Company’s financing arrangements, and certain purchase accounting adjustments.
5. Related Party Transactions:
On March 31, 2004, the Company was acquired by affiliates of CHS. In connection with the CHS acquisition, the Company is obligated to pay management fees to a subsidiary of CHS in the amount of $58 per month and to pay transaction fees to a subsidiary of OTPP in the amount of $26 per month, plus out of pocket expenses, for each month commencing with the closing date of the Merger Transaction. The Company has recorded management and transaction fee charges and expenses from CHS and OTPP of $1,043, $1,023 and $1,019 for the years ended December 31, 2008, 2007 and 2006, respectively.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
5. Related Party Transactions: (continued)
Gregory Mann and Gabrielle Mann are employed by the All Points division of Hillman as President and Vice President, respectively. All Points leases an industrial warehouse and office facility from companies under the control of the Manns. The Company has recorded rental expense for the lease of this facility on an arms length basis in the amount of $302 and $0 for the years ended December 31, 2008 and 2007, respectively.
6. Income Taxes:
The components of the Company’s income tax provision for the three years ended December 31, 2008 were as follows:

	Year	Year	Year
	ended	ended	ended
	December 31,	December 31,	December 31,
	2008	2007	2006
Current:
Federal & State	$878	$462	$271
Foreign	104	—	—

Total current	982	462	271

Deferred:
Federal & State	6,376	3,692	1,682
Foreign	(547)	84	91

Total deferred	5,829	3,776	1,773

Provision for income taxes	$6,811	$4,238	$2,044

The Company has U.S. federal net operating loss (“NOL”) carryforwards for tax purposes, totaling $45,144 as of December 31, 2008, that are available to offset future taxable income. These carryforwards expire from 2021 to 2027. Limitations on utilization, primarily as a result of Internal Revenue Service Code Section 382 change in control provisions, may apply to approximately $10,056 of these loss carryforwards. Management estimates that these losses will be fully utilized prior to the expiration date. No valuation allowance has been provided against the federal NOL. In addition, the Company’s foreign subsidiaries have NOL carryforwards aggregating $1,560 which expire from 2010 to 2015. Management estimates that these losses will be fully utilized prior to the expiration date. No valuation allowance has been provided against the foreign NOL.
The Company has state net operating loss carryforwards with an aggregate tax benefit of $2,178 which expire from 2009 to 2027. Management estimates that the Company will not be able to fully absorb some of the loss carryforwards in certain states before they expire. A valuation allowance of $16 has been established for these deferred tax assets. In 2008, the valuation allowance for state net operating loss carryforwards decreased by $91. The decrease was primarily as a result of the utilization of the related state net operating losses and other adjustments.
The Company has a federal capital loss carryforward of $366 as of December 31, 2008. This loss is available to offset future capital gains. This loss will expire in 2013 if not utilized. Management has recorded a valuation allowance of $134 for this capital loss carryforward to fully offset the deferred tax asset in 2008. Management estimates that the utilization of this capital loss carryforward is uncertain due to the short carryforward period and the uncertainty of generating sufficient capital gains in the carryforward

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
6. Income Taxes: (continued)
period. The Company has $283 of general business tax credit carryforwards which expire from 2009 to 2021. A valuation allowance of $283 has been established for these tax credits.
In the three months ended March 31, 2004, a deferred tax asset was recorded for costs that were capitalized in connection with the Merger Transaction. Certain of these capitalized costs are not amortized under the tax law and can only be recovered for tax purposes under certain circumstances. The Company has established a valuation allowance of $1,553 for the entire amount of the deferred tax asset related to these non-amortizable capitalized costs.
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
The table below reflects the significant components of the Company’s net deferred tax assets and liabilities at December 31, 2008 and 2007:

	As of December 31, 2008		As of December 31, 2007
	Current	Non-current	Current	Non-current
Deferred Tax Asset:
Inventory	$5,287	$—	$4,839	$—
Bad debt reserve	641	—	633	—
Casualty loss reserve	444	390	455	473
Accrued bonus / deferred compensation	1,181	1,529	1,073	2,052
Medical insurance reserve	670	—	565	—
Original issue discount amortization	—	370	—	388
Derivative security value	—	912	131	—
Transaction costs	—	2,024	—	2,054
Federal / foreign net operating loss	—	16,315	—	22,719
State net operating loss	—	2,178	—	2,780
Unrecognized tax benefit	—	(2,872)	—	(2,875)
Federal capital loss carryforwards	—	134	—	—
Federal / foreign tax credits	—	1,436	—	1,074
All other items	728	720	537	582

Gross deferred tax assets	8,951	23,136	8,233	29,247
Valuation allowance for deferred tax assets	(556)	(1,430)	(453)	(1,609)

Net deferred tax assets	$8,395	$21,706	$7,780	$27,638

Deferred Tax Liability:
Intangible asset amortization	$—	$65,888	$—	$66,728
Property and equipment	—	5,401	—	4,583
All other items	—	—	—	31

Deferred tax liabilities	$—	$71,289	$—	$71,342

Net deferred tax liability		$41,188		$35,924

Long term net deferred tax liability		$50,068		$43,704
Current net deferred tax asset		8,395		7,780
Long term net deferred tax asset		485		—

Net deferred tax liability		$41,188		$35,924

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
6. Income Taxes: (continued)
The valuation allowance at December 31, 2008 was $1,986. Of this balance, $1,829 was established at the Merger Transaction date. In previous years, initial recognition of a tax benefit by a future reduction of $1,829 in the year end valuation allowance would have reduced goodwill related to the Merger Transaction. However, with the adoption of SFAS 141(R) effective for financial reporting periods beginning after December 15, 2008, any change in the valuation reserve will be recorded as an adjustment to the tax provision in the period of change.
Reductions in the valuation allowance for the years ended December 31, 2008, 2007, and 2006 of $0, $299, and $765, respectively, were recorded as reductions to goodwill resulting from the initial recognition of the tax benefits from valuation allowances established in purchase accounting. Foreign tax (provision)/benefits in the years ended December 31, 2008, 2007 and 2006 were offset by charges to the valuation allowance of ($114), ($89), and $76, respectively.
Realization of the net deferred tax assets is dependent on generating sufficient taxable income prior to their expiration. Although realization is not assured, management estimates it is more likely than not that the net deferred tax assets will be realized. The amount of net deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced.
Below is a reconciliation of statutory income tax rates to the effective income tax rates for the periods indicated:

	Year	Year	Year
	ended	ended	ended
	December 31,	December 31,	December 31,
	2008	2007	2006
Statutory federal income tax rate	35.0%	35.0%	35.0%
Non-U.S. taxes and the impact of non-U.S. losses for which a current tax benefit is not available	-0.9%	1.0%	-1.6%
State and local income taxes, net of U.S. federal income tax benefit	20.5%	-8.7%	-3.9%
Adjustment of reserve for change in valuation allowance and other items	-1.5%	-1.4%	-1.5%
Adjustment for change in tax law	-4.1%	-4.1%	0.0%
Permanent differences:
Interest expense on mandatorily redeemable preferred stock	100.6%	-62.9%	-55.5%
Stock based compensation expense	22.4%	-33.4%	-7.6%
Dividends received exclusion	-0.1%	0.1%	0.3%
Meals and entertainment expense	3.2%	-2.3%	-2.1%
Other permanent differences	1.4%	-0.1%	-0.3%
Tax credits utilized	0.0%	0.0%	0.7%

Effective income tax rate	176.5%	-76.8%	-36.5%

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
6. Income Taxes: (continued)
The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, as of January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $2,868 decrease in the deferred tax asset related to the future tax benefit of the Company’s net operating loss carryforward. There was a corresponding adjustment of a $1,438 decrease in the January 1, 2007 balance of accumulated deficit and a $1,430 reduction in the Company’s uncertain tax position reserve. Also, as a result of the adoption of FIN 48, the Company’s uncertain tax position reserve was reduced an additional $608, all of which was recorded as a reduction of the goodwill recorded in the 2004 Merger Transaction.

	2008	2007
Unrecognized tax benefits — January 1	$2,875	$2,868

Gross increases — tax positions in prior period		7
Gross decreases — tax positions in prior period	(3)	—

Unrecognized tax benefits — December 31	$2,872	$2,875

Amount of unrecognized tax benefit that, if recognized would affect the company’s effective tax rate	$2,872	$1,445

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. In conjunction with the adoption of FIN 48, the Company has not recognized any adjustment of interest or penalties in its consolidated financial statements due to its net operating loss position. The Company does not anticipate that total unrecognized tax benefits will change due to the settlement of audits and the expiration of statute of limitations prior to December 31, 2009.
The Company files a consolidated income tax return in the U.S. and numerous consolidated and separate income tax returns in various states and foreign jurisdictions. As of December 31, 2008, with a few exceptions, the Company is no longer subject to U.S. federal, state, and foreign tax examinations by tax authorities for the tax years prior to 2005. However, the IRS can make adjustments to losses carried forward by the Company from 1999 forward and utilized on its federal return.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
7. Property and Equipment, net:
Property and equipment, net, consists of the following at December 31, 2008 and 2007:

	Estimated
	Useful Life
	(Years)	2008	2007
Land	n/a	$131	$131
Buildings	27	781	781
Leasehold improvements	3–10	4,540	4,457
Machinery and equipment	2–10	100,173	94,402
Furniture and fixtures	3–5	1,469	1,435
Construction in process		1,539	966

Property and equipment, gross		108,633	102,172
Less: Accumulated depreciation		56,939	46,084

Property and equipment, net		$51,694	$56,088

Machinery and equipment includes capitalized software of $4,202 and $3,507 as as of December 31, 2008 and 2007, respectively. Captitalized interest of $86 and $25 was recorded for the years ended December 31, 2008 and 2007, respectively.
8. Other Intangibles, net:
Intangible assets are amortized over their useful lives and are subject to lower of cost or market impairment testing.
The values assigned to intangible assets in connection with the March 31, 2004 Merger Transaction, the SteelWorks acquisition, and the All Points acquisition were determined by independent appraisals. Other intangibles, net as of December 31, 2008 and 2007 consist of the following:

	Estimated
	Useful Life
	(Years)	2008	2007
Customer relationships — Hillman	23	$126,651	$126,651
Customer relationships — All Points	15	555	—
Trademarks	Indefinite	47,394	47,294
Patents	9	7,960	7,960
Non Compete Agreements	4	5,742	5,742

Intangible assets, gross		188,302	187,647
Less: Accumulated amortization		34,749	27,676

Other intangibles, net		$153,553	$159,971

The Company’s amortization expense for amortizable assets for the years ended December 31, 2008, 2007 and 2006 was $7,073, $7,274, and $7,748, respectively. For the years ending December 31, 2009, 2010, 2011, 2012, and 2013, amortization expense is estimated to be $6,912, $6,428, $6,428, $6,428 and $5,765, respectively.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
9. Long-Term Debt:
On March 31, 2004, the Company, through the Hillman Group, refinanced its revolving credit and senior term loans with a Senior Credit Agreement (the “Senior Credit Agreement”) consisting of a $40,000 revolving credit (the “Revolver”) and a $217,500 Term B Loan (the “Term Loan”) collateralized by the Company’s cash, accounts receivable, inventories, and fixed assets. The Senior Credit Agreement has a seven-year term and provides borrowings at interest rates based on the London Inter-bank Offered Rates (the “LIBOR”) plus a margin of between 2.25% and 3.0% (the “LIBOR Margin”), or prime (the “Base Rate”) plus a margin of between 1.25% and 2.0% (the “Base Rate Margin”). The applicable LIBOR Margin and Base Rate Margin is based on the Company’s leverage at the date of the preceding fiscal quarter. In accordance with the Senior Credit Agreement, letter of credit commitment fees are based on the average daily face amount of each outstanding letter of credit multiplied by a letter of credit margin of between 2.25% and 3.0% per annum (“the Letter of Credit Margin”). The Letter of Credit Margin is also based on the Company’s leverage at the date of the preceding fiscal quarter. The Company also pays a Commitment fee of 0.5% per annum on the average daily unused Revolver balance.
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
On July 21, 2006, the Company amended and restated the Senior Credit Agreement. The Term Loan was increased by $22,400 to $235,000. Proceeds of the additional Term Loan borrowings were used to pay down outstanding Revolver borrowings. The Revolver credit line remained at $40,000. Additionally, the LIBOR margin on the Term Loan was reduced by 25 basis points, and certain financial covenants were revised to provide additional flexibility. There were no other significant changes to the Senior Credit Agreement. The Company incurred $1,173 in financing fees in connection with the amended and restated agreement. The fees were capitalized and will be amortized over the remaining term of the Senior Credit Agreement, as amended. The Company was in compliance with all provisions of the Senior Credit Agreement as of December 31, 2008.
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
As of December 31, 2008 and 2007, long-term debt is summarized as follows:

	2008	2007
Revolving Credit Agreement	$—	$—
Term Loan B	202,849	231,475
Subordinated Debt Issuance	49,820	49,820
Capital Leases	400	505

	253,069	281,800
Less: amounts due in one year	2,305	2,616

Long-term debt	$250,764	$279,184

The aggregate minimum principal maturities of the long-term debt for each of the five years following December 31, 2008 are as follows:

2009	$2,305
2010	150,809
2011	99,917
2012	38
2013	—
2014 and thereafter	—
As of December 31, 2008, the Company had $33,996 available under its revolving credit agreement and letter of credit commitments outstanding of $6,004. The Company had outstanding debt of $203,249 under its secured credit facilities at December 31, 2008, consisting of a $202,849 Term B loan and $400 in capitalized lease obligations. The term loan consisted of a $202,849 Term B Loan currently at a one (1) month LIBOR rate of 3.46125%. The capitalized lease obligations were at various interest rates.
As of December 31, 2008, the estimated fair value of the Company’s long-term debt approximates the recorded value as determined in accordance with SFAS No. 107, “Disclosure about Fair Value of Financial Instruments.” The Company discounted the future cash flows of its senior and subordinated debt based on borrowing rates for debt with similar terms and remaining maturities. The fair value estimate is made at a specific point in time, is subjective in nature, and involves uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimate.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
10. Leases:
Certain warehouse and office space and equipment are leased under capital and operating leases with terms in excess of one year. Future minimum lease payments under non-cancellable leases consisted of the following at December 31, 2008:

	Capital	Operating
	Leases	Leases
2009	$250	$8,254
2010	113	5,814
2011	40	4,810
2012	40	4,208
2013	—	3,147
Later years	—	13,179

Total minimum lease payments	443	$39,412

Less amounts representing interest	(43)

Present value of net minimum lease payments (including $225 currently payable)	$400

The rental expense for all operating leases was $9,486, $9,275 and $9,102 for the years ended December 31, 2008, 2007 and 2006, respectively. Certain leases are subject to terms of renewal and escalation clauses.
11. Deferred Compensation Plans:
The Company maintains a deferred compensation plan for key employees (the “Nonqualified Deferred Compensation Plan” or “NQDC”) which allows the participants to defer up to 25% of salary and commissions and up to 100% of bonuses to be paid during the year and invest these deferred amounts into certain Company directed mutual fund investments, subject to the election of the participants. The Company is permitted to make a 25% matching contribution on deferred amounts up to $10, subject to a five year vesting schedule.
As of December 31, 2008 and 2007, the Company’s consolidated balance sheet included $4,254 and $5,641, respectively, in restricted investments representing the assets held in mutual funds to fund deferred compensation liabilities owed to the Company’s current and former employees. The current portion of the restricted investments was $282 and $325 as of December 31, 2008 and 2007, respectively.
The assets held in the NQDC are classified as an investment in trading securities. The Company recorded trading losses of $1,428 and an offsetting reduction of compensation expense for the year ended December 31, 2008. The Company recorded trading gains and offsetting compensation expense of $397 and $348 for the years ended December 31, 2007 and 2006, respectively.
During the three years ended December 31, 2008, distributions from the deferred compensation plans aggregated $390 in 2008, $500 in 2007, and $167 in 2006.
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
The Company has determined that the Trust is a variable interest entity and the Company is not the primary beneficiary of the Trust pursuant to the provisions of FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities.” Accordingly, pursuant to the requirements of FIN 46R, the Company has de-consolidated the Trust at March 31, 2004. Summarized below is the condensed financial information of the Trust as of December 31, 2008.

Non-current assets — junior subordinated debentures — preferred	$112,849
Non-current assets — junior subordinated debentures — common	3,261

Total assets	$116,110

Non-current liabilities — trust preferred securities	$112,849
Stockholder’s equity — trust common securities	3,261

Total liabilities and stockholders’ equity	$116,110

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
At December 31, 2008, the recorded value of the Junior Subordinated Debentures, net of premium amortization, was $116,110. The fair value of the Junior Subordinated Debentures on December 31, 2008 was $54,717 based on the $12.20 per share closing price of the underlying Trust Preferred Securities as quoted on the NYSE Amex (formerly the American Stock Exchange) plus the liquidation value of the trust common securities.
On December 22, 2008, the Company issued a press release announcing that it had elected to defer distribution payments on its Trust Preferred Securities for a period not to exceed six months beginning with the January 2009 distribution. The Company’s decision to defer the payment of distributions to holders of Trust Preferred Securities is designed to ensure that the Company preserves cash and maintains its compliance with the financial covenants contained in its Senior Credit and Subordinated Debt Agreements.
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
In connection with the Merger Transaction, certain members of management entered into an Executive Securities Agreement (“ESA”). The ESA provides for the method and terms under which management proceeds were invested in the Company. Under the terms of the ESA, management shareholders have the right to put their Class A Common Stock and Class B Common Stock back to the Company at fair value if employment is terminated for other than cause. If terminated for cause, the management shareholders can generally put the Class A Common Stock and Class B Common Stock back to the Company for the lower of the fair value or cost. The SEC’s Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stock,” requires certain securities whose redemption is not in the control of the issuer to be classified outside of permanent equity. The put feature embedded in management’s Class A Common Stock and Class B Common Stock allows redemption at the holder’s option if employment is terminated for other than cause, resignation by the executive security holder, death, disability or retirement at age 61. Accordingly, management’s 412.0 Class A Common Stock shares and 1,000 Class B Common Stock shares have been classified between liabilities and stockholder’s equity in the accompanying consolidated balance sheet. The fair value and cost of the Class A Common Stock subject to the put feature were $247 and $417, respectively at December 31, 2008 and $697 and $417, respectively at December 31, 2007. The fair value and cost of the Class B Common Stock subject to the put feature were $598 and $1,000, respectively at December 31, 2008 and $1,692 and $1,000, respectively at December 31, 2007.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
13. Common and Preferred Stock: (continued)
EITF D-98, “Classification and Measurement of Redeemable Securities,” requires securities that are either currently redeemable or where redemption is probable to be marked to redemption value with a corresponding charge to accumulated paid in capital. The ESA allows the management shareholders to put, or redeem, the Class A Common Stock back to the Company if terminated for other than cause. Under the terms of the ESA, the redemption value of the Class A Common Stock is equal to the fair value as determined by the Board of Directors. Accordingly, the Class A Common stock has been adjusted to its fair value of $247 as of December 31, 2008 with a corresponding increase in additional paid-in capital of $170.
The repurchase feature of the Class B Common Stock triggers liability accounting treatment under SFAS 123(R), “Accounting for Stock Based Compensation”. See Note 14, Stock-Based Compensation, for further information.
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
Preferred Stock:
The Company has 238,889 authorized shares of Class A Preferred Stock, 82,192.8 of which are issued and outstanding and 13,450.7 of which are reserved for issuance upon the exercise of options to purchase shares of Class A Preferred Stock. Holders of Class A Preferred Stock are not entitled to any voting rights. Holders of Class A Preferred Stock are entitled to preferential dividends that shall accrue on a daily basis at the rate of 11.5% per annum of the sum of the Liquidation Value (as defined in the Restated Certificate of Incorporation) plus all accumulated and unpaid dividends thereon. At December 31, 2008, the Liquidation Value including accumulated and unpaid dividends was $1,714 per share.
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
The Hillman Investment Company Class A Preferred Stock is mandatorily redeemable on March 31, 2028 and in accordance with Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (“SFAS 150”) has been classified as debt in the accompanying consolidated balance sheets. The Hillman Investment Company Class A Preferred Stock is redeemable at its liquidation value of $1,000 per share plus all accumulated and unpaid dividends. Dividends on the mandatorily redeemable Class A Preferred Stock were $9,903, $8,860, and $7,945 for the years ended December 31, 2008, 2007, and 2006, respectively. The dividends on the mandatorily redeemable Class A Preferred Stock are recorded as interest expense in the accompanying consolidated statements of operations. At December 31, 2008, the liquidation value including accumulated and unpaid dividends was $1,674 per share.
The Company incurred $2,415 in financing fees in connection with the issuance of the Hillman Investment Company Class A Preferred Stock. The financing fees were capitalized and will be amortized over the redemption period using the effective interest method. For the year ended December 31, 2008, interest expense of $130 was included in the accompanying consolidated statements of operations.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
13. Common and Preferred Stock: (continued)
Management believes the liquidation value of the Class A Preferred Stock and the Hillman Investment Company Class A Preferred Stock, including accumulated and unpaid dividends, approximates fair value at December 31, 2008.
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
Under the terms of the ESA, the executive has the right to put the Class A Preferred Stock, the Hillman Investment Company Class A Preferred Stock and the Class A Common Stock back to the Company at fair value if employment is terminated for other than cause. If terminated for cause, the shares can be put back to the Company for the lower of cost or the fair value. As discussed above, the put feature embedded in the Class A Preferred Stock and the Class A Common Stock requires classification outside permanent equity. Accordingly, the Class A Preferred Stock and the Class A Common Stock have been classified between liabilities and stockholder’s equity in the accompanying Consolidated Balance Sheet.
The 62 shares of Hillman Investment Company Class A Preferred Stock are mandatorily redeemable on March 31, 2028, and in accordance with SFAS 150 have been classified as a liability in the accompanying consolidated balance sheets.
Purchased Options:
In connection with the Merger Transaction, options in the predecessor to the Company were cancelled and converted into rights to receive options to purchase 3,895.16 shares of Hillman Companies, Inc. Class A Preferred Stock and 2,717.55 shares of Hillman Investment Company Class A Preferred Stock (collectively the “Purchased Options”). The Purchased Options have a weighted average strike price of $170.69 per share. The fair value of the Hillman Investment Company Class A Preferred Stock options has been included with the underlying security in the accompanying consolidated balance sheets. SFAS 150 requires security instruments with a redemption date that is certain to occur to be classified as liabilities. The Hillman Companies, Inc. Class A Preferred Stock options, which have a March 31, 2028 expiration date, have been classified at their fair value in the liability section of the accompanying consolidated balance sheets. To the extent the Company pays a dividend to holders of the Class A Preferred Stock and the Hillman Investment Company Class A Preferred Stock, the Purchased Option holder will be entitled to receive an amount equal to the dividend which would have been paid if the Purchased Options had been exercised on the date immediately prior to the record date for the dividend. Dividends on the Purchased Options are recorded as interest expense in the accompanying consolidated statement of operations. Additionally, under the terms of the ESA, the Purchased Options can be put back to the Company at fair value if employment is terminated.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
13. Common and Preferred Stock: (continued)
SFAS 150 requires the initial and subsequent valuations of the Purchased Options be measured at fair value with the change in fair value recognized as interest expense. Interest expense of $1,187, $1,059, and $947 was recorded for the years ended December 31, 2008, 2007, and 2006, respectively, to recognize the increase in fair value of the Purchased Options.
The table below reconciles the components of the Preferred Stock and the Purchased Options to the accompanying consolidated balance sheets:

	December 31,	December 31,
	2008	2007
Hillman Investment Company Class A Preferred Stock	$57,344	$57,344
Purchased Options — Hillman Investment Company Class A Preferred Stock	2,254	2,254
Accumulated and unpaid dividends	40,548	30,175

Total mandatorily redeemable preferred stock	$100,146	$89,773

Purchased Options — Hillman Companies, Inc. Class A Preferred Stock	$3,230	$3,230
Accumulated and unpaid dividends	2,786	2,068

Total management purchased preferred options	$6,016	$5,298

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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
14. Stock-Based Compensation: (continued)
Common Option Plan:
On March 31, 2004, the Company adopted the 2004 Stock Option Plan (“Common Option Plan”) following Board and shareholder approval. Grants under the Common Option Plan will consist of non-qualified stock options for the purchase of Class B Common Shares. The number of Class B Common Shares authorized for issuance under the Common Option Plan is not to exceed 356.41 shares. Unless otherwise consented to by the Board, the aggregate number of Class B Common Shares for which options may be granted under the Common Option Plan cannot exceed 71.28 in any one calendar year. The Common Option Plan is administered by a Committee of the Board. The Committee determines the term of each option, provided that the exercise period may not exceed ten years from date of grant. The Class B Common Options vest over two years with 50% vesting on each anniversary of the date of grant.
The stock options issued under the Common Option Plan are accounted for in accordance with SFAS 123(R) which indicates that options should be classified in a manner consistent with the underlying security. Therefore the Class B Common Stock Options are adjusted to the fair value of the Class B Common shares less the strike price of the Class B Common shares adjusted for the proportion of employee service.
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
Upon resignation from the Company after the third anniversary of grant, termination by the Company without cause, death or disability, or retirement at age 61, the holder of the Preferred Options has a put right on the vested securities at a price equal to fair value less any option exercise price payable. SFAS 123(R) requires the classification of stock-based compensation awards as liabilities if the underlying security is classified as a liability. Therefore, the Preferred Options are treated as liability classified awards.
SFAS 123(R) allows nonpublic entities to make a policy decision as to whether to measure its liability awards at fair value or intrinsic value. Management has determined the lack of an active market, trading restrictions and absence of any trading history preclude the reasonable estimate of fair value. Regardless of the valuation method selected under SFAS 123(R), a nonpublic entity is required to re-measure its liabilities under share based payment awards at each reporting date until settlement. Accordingly, the Company has elected to use the intrinsic value method to value the Preferred Options at the end of each reporting period pro-rated for the portion of the service period rendered. Compensation expense of $3,501, $3,637, and $2,520 was recognized in the accompanying consolidated statements of operations for the years ended December 31, 2008, 2007, and 2006, respectively.
At December 31, 2008, the aggregate intrinsic value of the outstanding Preferred Options was $11,333, and the intrinsic value of the exercisable Preferred Options was $9,066. The value of the Preferred Options is included under other non-current liabilities on the accompanying consolidated balance sheets.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
14. Stock-Based Compensation: (continued)
Class B Shares:
The SEC’s Staff Accounting Bulletin Topic 14 requires share based payment instruments classified as temporary equity to be adjusted at each balance sheet date to an amount that is based on the redemption amount of the instrument taking into account the proportion of consideration received in the form of employee services. All of the outstanding shares of Class B Common Stock are subject to vesting over 5 years with 20% of the shares vesting on each anniversary of the Merger Transaction. Vested shares of the Class B Common Stock can be put back to the Company at fair value upon termination. Unvested shares of the Class B Common Stock are puttable at the lesser of fair value or cost. Accordingly, the value of the Class B common shares is adjusted at each balance sheet date to fair value for the proportion of consideration received in the form of employee service plus an amount equal to the lesser of fair value or original cost for the proportion of the Class B common shares for which employee service has not been recognized. The proportion of consideration recognized is based on the percentage of employee services for each of the 5 vesting periods. On a weighted average basis, the proportion of service deemed to have been earned for the Class B Common Shares was 99.0% at December 31, 2008.
There have been no grants or forfeitures of shares of Class B Common Stock since the Merger Transaction. At December 31, 2008, there were 800 Class B Common shares vested with a fair value of $598.3 per share. Compensation expense (income) of $1,036, $1,635, and ($1,311) was recorded in the accompanying consolidated statements of operations for the years ended December 31, 2008, 2007, and 2006, respectively.
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
On April 28, 2004, the Company entered into an Interest Rate Swap Agreement (“2004 Swap”) with a two-year term for a notional amount of $50 million. The 2004 Swap fixed the interest rate on $50 million of the Senior Term Loan at a rate of 1.17% plus the applicable interest rate margin for the first three months of the 2004 Swap with incremental increases ranging from 28 to 47 basis points in each successive quarter. The 2004 Swap expired on April 28, 2006.
On August 28, 2006, the Company entered into a new Interest Rate Swap Agreement (“2006 Swap”) with a two-year term for a notional amount of $50 million. The 2006 Swap fixed the interest rate at 5.375% plus applicable interest rate margin. The 2006 Swap expired on August 28, 2008.
On August 29, 2008, the Company entered into a new Interest Rate Swap Agreement (“2008 Swap”) with a three-year term for a notional amount of $50 million. The 2008 Swap fixes the interest rate at 3.41% plus applicable interest rate margin.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
15. Derivatives and Hedging: (continued)
The 2008 Swap was designated as a cash flow hedge, and the fair value at December 31, 2008 was $(1,457), net of $912 in taxes. The 2008 Swap was reported on the consolidated balance sheet in other non-current liabilities with a related deferred charge recorded as a component of other comprehensive income in shareholders’ equity.
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
The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the period, by level, within the fair value hierarchy:

	Fair Value Measurement
	at December 31, 2008
	Level 1	Level 2	Level 3	Total
Trading securities	$4,254	$—	$—	$4,254
Interest rate swaps	—	(1,457)	—	(1,457)
Trading securities are valued using quoted prices on an active exchange. Trading securities represent assets held in a Rabbi Trust to fund deferred compensation liabilities and are included as restricted investments on the accompanying consolidated balance sheets. For the year ended December 31, 2008, the unrealized losses on these securities of $1,428 were recorded as other expense. An offsetting entry, for the same amount, decreasing the deferred compensation liability and compensation expense within SG&A was also recorded. For the year ended December 31, 2007, the unrealized gains on these securities of $397 were recorded as other income. An offsetting entry, for the same amount, increasing the deferred compensation liability and compensation expense within SG&A was also recorded.
The Company utilizes interest rate swap contracts to manage its targeted mix of fixed and floating rate debt, and these swaps are valued using observable benchmark rates at commonly quoted intervals for the full term of the swaps. The 2008 Swap was included in other non-current liabilities as of December 31, 2008 on the accompanying consolidated balance sheet.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
16. Fair Value Measurements: (continued)
In February 2008, the FASB issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS 157 for one year for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. Based on this guidance, the Company expects to adopt the provisions of SFAS 157 as they relate to long-lived assets, including goodwill and intangibles, effective January 1, 2009 and it is not expected to have a material impact on the Company’s consolidated financial statements.
17. Commitments and Contingencies:
The Company self insures its product liability, automotive, worker’s compensation and general liability losses up to $250 per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences in excess of $250 up to $35,000. The two risk areas involving the most significant accounting estimates are workers’ compensation and automotive liability. Actuarial valuations performed by the Company’s outside risk insurance expert, Insurance Services Office, Inc., were used to form the basis for workers’ compensation and automotive liability loss reserves. The actuary contemplated the Company’s specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes the liability recorded for such risk insurance reserves is adequate as of December 31, 2008, but due to judgments inherent in the reserve estimation process it is possible the ultimate costs will differ from this estimate.
As of December 31, 2008, the Company has provided certain vendors and insurers letters of credit aggregating $6,004 related to its product purchases and insurance coverage of product liability, workers compensation and general liability.
The Company self-insures its group health claims up to an annual stop loss limit of $175 per participant. Aggregate coverage is maintained for annual group health insurance claims in excess of 125% of expected claims. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves.
Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claim data and certain actuarial assumptions. The Company believes the liability recorded for such risk insurance reserves is adequate as of December 31, 2008, but due to judgments inherent in the reserve estimation process it is possible the ultimate costs will differ from this estimate.
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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
18. Statements of Cash Flows:
Supplemental disclosures of cash flow information are presented below:

	Year	Year	Year
	ended	ended	ended
	December 31,	December 31,	December 31,
	2008	2007	2006
Cash paid (refunded) during the period for:
Interest on junior subordinated debentures	$12,231	$12,231	$12,231

Interest	$19,112	$26,117	$25,587

Income taxes	$985	$(17)	$245

Non-cash investing activities:
Property and equipment purchased with capital lease	$238	$15	$824

Non-cash financing activities:
Increase in accrued dividends on preferred stock	$15,142	$13,484	$12,025

19. Quarterly Data (unaudited):

2008	Fourth	Third	Second	First
Net sales	$113,469	$132,588	$129,070	$106,796
Gross profit	54,520	64,653	64,252	53,851
Net (loss) income	(2,606)	1,321	1,686	(3,354)

2007	Fourth	Third	Second	First
Net sales	$104,684	$118,715	$121,305	$100,924
Gross profit	52,944	61,891	62,414	52,646
Net (loss) income	(4,183)	(1,371)	541	(4,746)
20. Concentration of Credit Risks:
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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
20. Concentration of Credit Risks: (continued)
For the year ended December 31, 2008, the largest three customers accounted for 40.7% of sales and 47.1% of the year-end accounts receivable balance. For the year ended December 31, 2007, the largest three customers accounted for 40.4% of sales and 42.0% of the year-end accounts receivable balance. For the year ended December 31, 2006, the largest three customers accounted for 39.5% of sales and 44.3% of the year-end accounts receivable balance. No other customer accounted for more than 5.0% of the Company’s total sales in 2008, 2007 or 2006.
Concentration of credit risk with respect to purchases and trade payables are limited due to the large number of vendors comprising the Company’s vendor base, with dispersion across different industries and geographic areas. The Company’s largest vendor in terms of annual purchases accounted for 12.0% of the Company’s total purchases and 5.2% of the Company’s total trade payables on December 31, 2008.
21. Segment and Geographic Information:
The Company considers reporting segments in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”. The Company provides merchandising services and products such as fasteners and related hardware items; threaded rod and metal shapes; keys, key duplication systems and accessories; and identification items, such as tags and letters, numbers and signs, to retail outlets, primarily hardware stores, home centers and mass merchants. Management considers all such sales to be part of a single operating unit.
The following geographic area data includes revenue based on product shipment destination and long-lived assets based on physical location:

	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
Net sales
United States	$467,925	$429,627	$412,467
Canada	4,241	7,289	3,726
Mexico	3,416	2,523	2,158
Other	6,341	6,189	5,550

Consolidated net sales	$481,923	$445,628	$423,901

Long-lived assets:
United States	$477,855	$489,234	$500,591
Canada	311	509	18
Mexico	55	—	—
Other	—	—	—

Consolidated long-lived assets	$478,221	$489,743	$500,609

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
21. Segment and Geographic Information: (continued)

	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
Cash & cash equivalents
United States	$6,775	$11,080	$1,236
Canada	234	288	267
Mexico	124	551	1,048
Other	—	—	—

Consolidated cash & cash equivalents	$7,133	$11,919	$2,551

Following is revenue based on products for the Company’s significant product categories:

	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
Net sales
Keys	$80,754	$79,370	$72,870
Engraving	40,945	39,158	35,976
Letters, numbers and signs	34,671	37,711	34,518
Fasteners	261,461	230,857	229,732
Threaded rod	37,330	30,693	28,156
Code cutter	4,934	5,149	4,810
Builders hardware	1,606	2,578	—
Other	20,222	20,112	17,839

Consolidated net sales	$481,923	$445,628	$423,901

Financial Statement Schedule:
Schedule II — VALUATION ACCOUNTS
(dollars in thousands)

	Deducted From Assets in Balance Sheet
			Allowance for
	Allowance for		Obsolete/
	Doubtful		Excess
	Accounts		Inventory
Ending Balance — December 31, 2005	434		3,948

Additions charged to cost and expense	46		725

Deductions due to:
Others	111	(A)	31	(A)

Ending Balance — December 31, 2006	369		4,642

Additions charged to cost and expense	200		230
Additions from acquired company	124		1,629

Deductions due to:
Others	96	(A)	337	(A)

Ending Balance — December 31, 2007	597		6,164

Additions charged to cost and expense	40		381
Deductions from acquired company	—		(191)

Deductions due to:
Others	93	(A)	266	(A)

Ending Balance — December 31, 2008	$544		$6,088

Notes:

(A)	Includes write-off of accounts receivable (net of bad debt recoveries) and inventories.

Item 9 — Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A — Controls and Procedures.
Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, which included the matters discussed below, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this Report (December 31, 2008), in ensuring that material information relating to The Hillman Companies, Inc. required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Pursuant to the rules and regulations of the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and the dispositions of assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with appropriate authorizations; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on our financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2008, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on such evaluation, management has concluded that internal control over financial reporting is effective as of December 31, 2008. Management’s report on internal control over financial reporting is set forth above under the heading, “Management’s Annual Report on Internal Control Over Financial Reporting” in Item 8 of this annual report on Form 10-K.

Attestation Report of Registered Public Accounting Firm on Internal Control Over Financial Reporting.
This annual report does not contain an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
Changes in Internal Control over Financial Reporting.
During the quarter ended December 31, 2008, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B — Other Information.
None.

PART III
Item 10 — Directors, Executive Officers, and Corporate Governance.
The following is a summary of the biographies for at least the last five years of the continuing directors and officers. Each of the directors has served as such since March 31, 2004 except for Maurice P. Andrien, Jr. and Max W. Hillman who have served since September 2001 and Shael J. Dolman who has served since June 19, 2005.
Directors

Principal Occupation; Five-Year
Name and Age	Employment; Other Directorships
Peter M. Gotsch (44)	Chairman of The Hillman Companies, Inc. since March 31, 2004. Mr. Gotsch has been a general partner of Ellipse Capital LLC since June 2008. Mr. Gotsch had been a member of Code Hennessy & Simmons LLC since 1997 and employed by its affiliates since 1989. Mr. Gotsch presently serves on the Board of Beacon Roofing Supply, Inc. and the Board of Houston Wire & Cable Company.

Maurice P. Andrien, Jr. (67)	From September 2001 to March 2004, Mr. Andrien was Chairman of The Hillman Companies, Inc., Cincinnati, Ohio. From April 1999 to November 2001, Mr. Andrien was President and Chief Executive Officer of SunSource Inc., the predecessor of the Company. Mr. Andrien presently serves on the Boards of State Industrial Products, Inc., Cogniscape LLC and Kaba Holding AG.

Max W. Hillman (62)	President and Chief Executive Officer of The Hillman Companies, Inc., Chief Executive Officer of The Hillman Group, Inc., Cincinnati, Ohio. From April 2000 to November 2001, Mr. Hillman was Co-Chief Executive Officer of The Hillman Group, Inc. Mr. Hillman presently serves on the Boards of State Industrial Products, Inc., Sunsource Technology Services Inc. and Woodstream Corp.

Andrew W. Code (50)	Mr. Code has been a general partner of CHS Management Limited Partnership (“CHS Management”) and a general partner of Code Hennessy & Simmons Limited Partnership (“CHS”) since August 1988. Mr. Code is on the Boards of Pool Corporation and Woodstream Corp.

Principal Occupation; Five-Year
Name and Age	Employment; Other Directorships
Larry Wilton (61)	Mr. Wilton has been CEO of United Plastics Group since 2007 and he was CEO of Compass Home Inc. from 2004 to 2005. From 1996 to 2002, Mr. Wilton was President and CEO of Philips Lamps NAFTA. From 1994 to 1996, Mr. Wilton was Executive Vice President of Philips Lighting United States and Canada. From 1999 to 2002, Mr. Wilton served on the Philips NV Lamps Board of Directors.

Shael J. Dolman (37)	Mr. Dolman is a Director at the private equity arm of the Ontario Teachers Pension Plan (“OTPP”). Mr. Dolman joined OTPP in 1997 after working in Commercial and Corporate Banking at a Canadian chartered bank. He is a director of ALH Holding, Inc and Easton-Bell Sports, Inc.
All directors hold office until their successors are duly elected and qualified.
Committees
The Company is a controlled company within the meaning of the NYSE Amex (formerly the American Stock Exchange) listing standards because affiliates of CHS own more than 50% of the outstanding shares of the Company’s common voting stock. Accordingly, the Company is exempt from the requirements of the NYSE Amex listing standards to maintain a majority of independent directors on the Company’s board of directors and to have a nominating committee and a compensation committee composed entirely of independent directors.
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
The current members of the audit committee are Maurice Andrien and Larry Wilton, both of whom are considered independent under the SEC standards and the NYSE AMEX listing standards. The Company has previously received an exemption from AMEX to Section 121 of the AMEX Company Guide that requires the Audit Committee to have three members. The board of directors has not made a determination as to whether any member of the audit committee has the necessary qualifications or experience to be considered an “Audit Committee Financial Expert.”
Code of Ethics
The Company has adopted a code of ethics which applies to its senior officers, including its Chief Executive Officer and its Chief Financial Officer, as well as every employee of the Company. The Company’s code of ethics can be accessed via its website at http://www.hillmangroup.com. The Company intends to disclose amendments to or waivers from a required provision of the code of ethics on Form 8-K.

The executive officers of the Company (including the executive officers of The Hillman Group, Inc.) are set forth below:
Executive Officers

Position with the Company;
Name and Age	Five-year Employment History
Max W. Hillman (62)	President and Chief Executive Officer of The Hillman Companies, Inc., Chief Executive Officer of The Hillman Group, Inc., Cincinnati, Ohio. See page 77 for five-year employment history. Mr. Hillman is the brother of Richard P. Hillman.

Richard P. Hillman (60)	President of The Hillman Group, Inc., Cincinnati, Ohio. Mr. Hillman has held such position since 1991. Mr. Hillman is the brother of Max W. Hillman.

James P. Waters (47)	Chief Financial Officer and Secretary of The Hillman Companies, Inc., Cincinnati, Ohio and Vice President, Chief Financial Officer and Secretary of The Hillman Group, Inc., Cincinnati, Ohio. From September 1999 to November 2001, Mr. Waters was Vice President and Chief Financial Officer of The Hillman Group, Inc.

George L. Heredia (50)	Senior Vice President of Engraving for The Hillman Group, Inc., Tempe, Arizona. Mr. Heredia has held various executive positions since April 2000. Prior to April 2000, Mr. Heredia had held the positions of Senior Vice President of Marketing and Senior Vice President of Operations for Axxess Technologies, Inc.

Ali Fartaj (41)	Senior Vice President of Operations for The Hillman Group, Inc., Cincinnati, Ohio since January 2008. From 2006 to 2008, Mr. Fartaj was a Principal with AMF Partners. From 1999 to 2006, Mr. Fartaj was with Thomas & Betts Corporation, most recently as Vice President of Global Logistics and Transportation.
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
Components of Total Compensation
Compensation packages in 2008 for the Company’s NEOs were comprised of the following three primary components:
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

Determination of NEO Compensation
The Compensation Committee established 2008 compensation for the CEO based on market data and compensation of CEOs at companies of similar size and complexity. The types of market data examined by the Compensation Committee, in making this determination, were surveys from the Profit Planning Group and market studies by Employee Research Association of Cincinnati and the National Association of Manufacturers.
Compensation for the year ended December 31, 2008 for James Waters, Richard Hillman, George Heredia and Ali Fartaj was based on the recommendations of the CEO to the Compensation Committee. The CEO considered performance during the previous year, if applicable, as well as market data.
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
During 2008, the Compensation Committee awarded Max Hillman a base salary of $425,000, an increase of approximately 2.6% from 2007 and, following the recommendations made by Max Hillman, the Company’s CEO, awarded base salaries to the remaining NEOs in the following amounts: James Waters - $220,000, an increase of approximately 8.9% from 2007; Richard Hillman — $290,000, an increase of approximately 3.6% from 2007; and George Heredia — $243,000, an increase of approximately 2.1% from 2007.
Ali Fartaj joined the Company on January 6, 2008 as Senior Vice President of Operations and was awarded an annual salary of $225,000.
The base salary amounts were determined as part of the total compensation paid to each NEO and were not considered, by themselves, as fully compensating the NEOs for their service to the Company.
For the year ended December 31, 2009 the Compensation Committee determined that there would be no increases in the base salaries of the NEO’s including the CEO.
Performance Based Bonuses
Annual Performance Based Bonus (“PBB”) targets are established by the CEO and approved by the Compensation Committee. Generally, the higher the level of responsibility of the executive within the Company, the greater the portion of that executive’s targeted bonus compensation. For all executives, a minimum of 60% of the annual PBB is based on attaining the Company’s financial objectives. This includes 30% which is tied to the Company’s EBITDA target. In addition, a minimum of 30% is based on sales and/or return on asset targets. The remaining PBB is based on individual goals and objectives established by the CEO.

In addition to the above, pursuant to employment agreements the Company has with certain of its NEOs, each NEO is eligible to receive an annual bonus up to a specified amount of his/her annual salary. For example, the following NEOs are eligible to receive bonus payments up to the following amounts: Max Hillman – 124 percent of base salary; James Waters – 60 percent of base salary; and Richard Hillman – 70 percent of base salary. The remaining NEOs are awarded bonuses by the Compensation Committee, after considering the recommendations of the Company’s CEO based on the factors noted above. During 2008, the Company awarded bonuses to its NEOs that ranged in value from 18.8 percent to 44.9 percent of the base salary awarded to each NEO. In actual dollars and in percentage terms, these awards were higher than awards made in 2007 for all of the NEOs primarily as a result of Hillman’s increase in EBITDA and net sales relative to established targets.
During 2009, the Compensation Committee, in its discretion, awarded Max Hillman a 2008 bonus of $207,506 an increase of approximately 12 percent from 2007 as a result of his overall leadership of the Company and, following the recommendations made by the CEO, awarded bonuses to its NEOs as follows: James Waters — $57,750, an increase of approximately 19.8 percent from 2007; Richard Hillman — $87,000, an increase of approximately 16.6 percent from 2007; George Heredia — $51,321, an increase of approximately 15.1 percent from 2007; and Ali Fartaj — $74,260.
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
The Common Option Plan is administered by the Compensation Committee of the Board. All of the Company’s executive officers are eligible to participate in the Common Option Plan. The Compensation Committee determines to whom to grant options as well as the term of each option, provided that the exercise period may not exceed ten years from date of grant. None of the 96 Common Options issued in 2008, which included 50 options issued to Ali Fartaj, are currently exercisable. All of these options will become fully vested on the second anniversary of the date of grant. All options under the Common Option Plan were issued with a strike price equal to the fair value of the underlying security at the date of grant. There were no further option grants to the named executive officers for the year ended December 31, 2008.
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
Executive Securities Agreement
In connection with the CHS Merger, Max W. Hillman, Richard P. Hillman, James P. Waters and George L. Heredia entered into the Executive Securities Agreement (the “ESA”) which sets forth the terms under which the named executives may purchase, exchange or cancel the Company’s equity securities. In addition, the ESA is the grant instrument for the Company’s Class A Preferred Options and The Hillman Investment Company Class A Preferred Options (“Preferred Options”). The Preferred Options vest 20% per year over a five year period and expire on March 31, 2014. Under the terms of the ESA, if employment is terminated for other than cause, the security holder has the option to put the security or vested portion of the Preferred Options back to the Company at fair value. If terminated for cause, securities can be put back to the Company at the lower of cost or fair value. The Company also has the option to call the securities if employment is terminated.
Compensation Committee Report
February 19, 2009
The Committee, together with Hillman’s board of directors, determines compensation for executive officers based upon recommendations from Hillman’s CEO and oversees the Company’s Amended Stock Option Plan. The Committee currently consists of Peter Gotsch and Shael Dolman.
Based on the Compensation Committee’s deliberations and discussions with management, the Compensation Committee recommends that the Board of Directors include the Compensation Discussion and Analysis in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 for filing with the Securities and Exchange Commission.
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

Summary Compensation Table
The following table sets forth compensation that the Company paid during the year ended December 31, 2008, to its principal executive officer, principal financial officer and each of the three highest paid executive officers of the Company (collectively, the “NEOs”) in each capacity in which each NEO served. Certain of the NEOs served as both officers and directors.

					Change in
					Pension
					Value and
					Nonqualified
					Deferred	All Other
Name and				Option	Compensation	Compen-
Principal Position	Year	Salary (1)	Bonus (2)	Awards (3)	Earnings (4)	sation		Total
Max W. Hillman	2008	424,182	207,506	—	—	36,503	(6)	668,191
President and CEO	2007	413,284	185,468	—	—	35,041	(7)	633,793
The Hillman Companies, Inc.	2006	399,746	68,701	—	—	28,689	(8)	497,136

James P. Waters	2008	218,615	57,750	—	—	11,429	(5)	287,794
CFO and Secretary	2007	201,477	48,225	—	—	9,383	(5)	259,085
The Hillman Companies, Inc.	2006	194,761	22,292	—	—	9,207	(5)	226,260

Richard P. Hillman	2008	289,231	87,000	—	—	13,228	(5)	389,459
President	2007	279,231	74,622	—	—	14,359	(5)	368,212
The Hillman Group, Inc.	2006	269,423	49,066	—	—	10,808	(5)	329,297

George L. Heredia	2008	242,615	51,231	—	—	16,150	(9)	309,996
Senior VP of Engraving	2007	237,462	44,527	—	—	16,286	(10)	298,275
The Hillman Group, Inc.	2006	230,500	46,952	—	—	17,269	(11)	294,721

Ali Fartaj (13)	2008	216,346	74,260	—	—	13,863	(12)	304,469
Senior VP of Operations	2007			—	—			—
The Hillman Group, Inc.	2006			—	—			—

(1)	Represents base salary including any deferral of salary into the Hillman Nonqualified Deferred Compensation Plan.

(2)	Represents earned bonus for services rendered in each year.

(3)	In connection with the 2004 acquisition by CHS, Max W. Hillman, James P. Waters, Richard P. Hillman and George L. Heredia were issued options to purchase Class A Preferred Stock and shares of Class A Preferred Stock in Hillman Investment Company. The options were issued with a strike price equal to the fair value of the underlying securities. The option awards are classified as liability based awards, and accordingly, no compensation would have been recognized under SFAS 123R.

In June 2008, Ali Fartaj was issued 50 options to purchase shares of the Company’s Class B Common Shares. The Class B Common Options were issued with a strike price equal to the fair value at the date of grant which was $6,000. The stock options issued under the Common Option Plan are accounted for in accordance with SFAS 123R which indicates that options should be classified in a manner consistent with the underlying security. Therefore the Class B Common Stock Options are adjusted to the fair value of the Class B Common shares less the strike price of the Class B Common shares, and accordingly, no compensation expense was recognized under SFAS 123R.

(4)	There were no above market earnings in the Hillman Nonqualified Deferred Compensation Plan for the NEO’s.

(5)	Represents employer matching contributions to the Hillman Retirement Savings and 401(k) Plan, employer matching contributions to the Hillman Nonqualified Deferred Compensation Plan, and personal use of Company owned vehicles.

(6)	Includes employer matching contributions to the Hillman Retirement Savings and 401(k) Plan of $6,971, employer matching contributions to the Hillman Nonqualified Deferred Compensation Plan of $2,500, reimbursement of country club dues of $14,432 and car allowance of $12,600.

(7)	Includes employer matching contributions to the Hillman Retirement Savings and 401(k) Plan of $8,941, employer matching contributions to the Hillman Nonqualified Deferred Compensation Plan of $2,500, reimbursement of country club dues of $11,000 and car allowance of $12,600.

(8)	Includes employer matching contributions to the Hillman Retirement Savings and 401(k) Plan of $3,214, employer matching contributions to the Hillman Nonqualified Deferred Compensation Plan of $2,500, reimbursement of country club dues of $10,375 and car allowance of $12,600.

(9)	Includes employer matching contributions to the Hillman Retirement Savings and 401(k) Plan of $7,750 and car allowance of $8,400.

(10)	Includes employer matching contributions to the Hillman Retirement Savings and 401(k) Plan of $5,386, employer matching contributions to the Hillman Nonqualified Deferred Compensation Plan of $2,500, and car allowance of $8,400.

(11)	Includes employer matching contributions to the Hillman Retirement Savings and 401(k) Plan of $6,369, employer matching contributions to the Hillman Nonqualified Deferred Compensation Plan of $2,500, and car allowance of $8,400.

(12)	Includes employer matching contributions to the Hillman Retirement Savings and 401(k) Plan of $4,439, employer matching contributions to the Hillman Nonqualified Deferred Compensation Plan of $2,500 and a car allowance of $6,924.

(13)	Mr. Fartaj joined the Company on January 6, 2008 as Senior Vice of Operations. As a result, no compensation information is included for the years ended December 31, 2007 and 2006.
Grants of Plan-Based Award Tables
The following table sets forth the number of options to purchase the Company’s Class B Common shares issued to Ali Fartaj on June 30, 2008. There were no further option grants to the named executive officers for the year ended December 31, 2008.

All Other Option
		Awards; Number of	Exercise or Base	Grant Date Fair Value
		Securities Underlying	Price of Option	of Stock and Option
Name	Grant Date	Options	Awards	Awards[1]
Max W. Hillman	—	—	—	—
James P. Waters	—	—	—	—
Richard P. Hillman	—	—	—	—
George L. Heredia	—	—	—	—
Ali Fartaj	06/30/2008	50	$6,000	$6,000

[1]	Represents the fair value of the stock options as of the date of grant, computed in accordance with FAS 123(R).
Outstanding Equity Awards at Fiscal Year-End
The following table sets forth the number of unexercised options held by the NEOs at December 31, 2008. The NEOs have never been granted stock awards, so these columns have been omitted from the table.
Option Awards

					Equity
					Incentive
					Plan Awards:
	Number of		Number of		Number of
	Securities		Securities		Securities
	Underlying		Underlying		Underlying
	Unexercised		Unexercised		Unexercised	Option	Option
	Options		Options		Unearned	Exercise	Expiration
Name	Exercisable		Unexercisable		Options	Price	Date
(a)	(b)		(c)		(d)	(e)	(f)
Max W. Hillman	2,598	(1)	649	(1)	—	$1,000	03/31/2014
	1,812	(2)	453	(2)	—	$1,000	03/31/2014
James P. Waters	546	(1)	137	(1)	—	$1,000	03/31/2014
	381	(2)	95	(2)	—	$1,000	03/31/2014
Richard P. Hillman	1,111	(1)	278	(1)	—	$1,000	03/31/2014
	775	(2)	194	(2)	—	$1,000	03/31/2014
George L. Heredia	574	(1)	143	(1)	—	$1,000	03/31/2014
	400	(2)	100	(2)	—	$1,000	03/31/2014
Ali Fartaj	—	(3)	50	(3)	—	$6,000	06/30/2018

(1)	Class A Preferred Options of the Company.

(2)	Class A Preferred Options of The Hillman Investment Company, a wholly-owned subsidiary of the Company.

(3)	Class B Common Shares were granted under the 2004 Stock Option Plan (“Common Option Plan”) following Board and shareholder approval. Grants under the Common Option Plan consist of non-qualified stock options for the purchase of Class B Common Shares and vest 100% on the second anniversary of the date of grant.
The Preferred Options were granted under the Executive Securities Agreement (the “ESA”) on March 31, 2004 and vest 20% per year over a five-year period, expiring on March 31, 2014. Under the terms of the ESA, if employment is terminated for other than cause the security holder has the option to put the security or vested portion of the Preferred Options back to the Company at fair value. If terminated for cause, securities can be put back to the Company at the lower of cost or fair value. The Company also has the option to call the securities if employment is terminated.

Option Exercises and Stock Vested
There were no options exercised by the NEOs for the year ended December 31, 2008.
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
The following table sets forth activity in the Hillman Non-Qualified Deferred Compensation Plan for the NEOs for the year ended December 31, 2008:

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions	Contributions	Earnings	Withdrawals/	Balance at
Name	in Last FY (1)	in Last FY (2)	in Last FY (3)	Distributions	Last FYE
Max W. Hillman	$15,000	$2,500	$(1,023,066)	$—	$3,179,408
James P. Waters	$23,212	$2,500	$(28,719)	$—	$94,794
Richard P. Hillman	$29,386	$2,500	$(80,933)	$—	$286,837
George L. Heredia	$—	$—	$(1,418)	$(51,474)	$—
Ali Fartaj	$10,817	$2,500	$(3,508)	$—	$9,809

(1)	Executive Contributions represent the deferral of Base Salary and Bonuses and are also included in the Summary Compensation Table in the Salary column.

(2)	The amounts in this column are also included in the Summary Compensation Table in the all other compensation column.

(3)	Earnings in the deferred compensation plan are excluded from the base salary and bonus reported in the Summary Compensation Table.
Severance and Change in Control Arrangements
The Company has the following severance or change in control arrangements for the following NEOs pursuant to the terms of their employment agreements. Upon a change in control of the Company, payment would be provided for all amounts, including accrued investment earnings to participants of the Company’s Nonqualified Deferred Compensation Plan. In addition, after the third anniversary from the date of grant and upon resignation from the Company, termination without cause death, disability, or retirement at the age of 61, NEO’s who hold Preferred Options have put rights on the vested securities at a price equal to the fair value less any option exercise price payable. The Company does not have employment agreements with Messrs. Heredia or Fartaj. The above severance and change in control provisions are for each of the NEOs, including Messrs. Heredia and Fartaj, and are in addition to the provisions noted below in the employment agreements for Messrs. Hillman, Waters and Hillman.
Employment Contracts, Termination of Employment and Change-in-Control Arrangements
Max W. Hillman, President and Chief Executive Officer
Max W. Hillman entered into a four-year employment agreement with the Company effective as of the merger with CHS on March 31, 2004, which term renews on a year-to-year basis after the initial term, unless this agreement is terminated earlier or not renewed. The agreement provides for an annual base salary of $365,000, 2004 bonus compensation in accordance with performance targets established in January 2004, and subsequent annual bonuses of up to 124% of base salary for the remainder of the term, subject to performance in accordance with performance criteria determined by the board each calendar year. During the term, Mr. Hillman is eligible to participate in the Company’s 401(k) Plan and Deferred Compensation Plan. Mr. Hillman’s employment agreement contains non-compete and non-solicitation covenants for two years following termination of employment with the Company.

If Mr. Hillman is terminated without cause or if he resigns with good reason in the absence of a change in control involving the Company, then the agreement requires the Company to pay Mr. Hillman his normal base salary and bonus compensation for a period of two years following the termination date. In addition, Mr. Hillman would be entitled to health insurance continuation coverage for one year following the termination of his employment, and he would be eligible to participate in the Company’s group life and disability insurance programs under the same terms and conditions that apply to all employees at the Company’s expense. The bonus amount payable to Mr. Hillman would be equal to the average bonus payments made during the preceding three years or the bonus paid during the last year, whichever is greater. The aggregate value of the severance benefits that Mr. Hillman would receive, including the value of the health, life and disability insurance benefits, as of December 31, 2008, is $1,013,892. If the Company should undergo a change in control, Mr. Hillman would receive the lump sum equivalent of one year’s base compensation and 50% of his average bonus during the prior three years. This amount would be $506,946 if such amount were payable as of December 31, 2008. In either case, Mr. Hillman would also be entitled to health insurance continuation coverage for one year following the termination of his employment. In addition he would be eligible to participate in the Company’s group life and disability insurance programs under the same terms and conditions that apply to all employees at the Company’s expense.
James P. Waters, Chief Financial Officer
James P. Waters entered into a two-year employment agreement with the Company effective as of the merger with CHS on March 31, 2004, which term renews on a year-to-year basis after the initial term, unless this agreement is terminated earlier or not renewed. The agreement provides for an annual base salary of $180,000, 2004 bonus compensation in accordance with performance targets established in January 2004, and subsequent annual bonuses of up to 60% of base salary for the remainder of the term, subject to performance in accordance with performance criteria determined by the board each calendar year. During the term, Mr. Waters will be eligible to participate in the Company’s 401(k) Plan and Deferred Compensation Plan. Mr. Waters’ employment agreement contains non-compete and non-solicitation covenants for two years following termination of employment with the Company. If Mr. Waters is terminated without cause or if he resigns with good reason in the absence of a change in control involving the Company, then the agreement requires the Company to pay Mr. Waters his normal base salary and 50% of his bonus compensation for a period of one year following the termination date. In addition, Mr. Waters would be entitled to health insurance continuation coverage for one year following the termination of his employment, and he would be eligible to participate in the Company’s group life and disability insurance programs under the same terms and conditions that apply to all employees at the Company’s expense. The bonus amount payable to Mr. Waters would be equal to the average bonus payments made during the preceding three years or the bonus paid during the last year, whichever is greater. If the company should undergo a change in control, Mr. Waters would receive the lump sum equivalent of one year’s base compensation and 50% of his average bonus during the prior three years. Under either scenario, the aggregate value of the severance benefits Mr. Waters would receive, including the value of the health, life and disability insurance, as of December 31, 2008, is $256,378.
Richard P. Hillman, President of The Hillman Group, Inc.
Richard P. Hillman entered into a three-year employment agreement with the Company effective as of the merger with CHS on March 31, 2004, which term renews on a year-to-year basis after the initial term, unless this agreement is terminated earlier or not renewed. The agreement provides for an annual base salary of $252,000, 2004 bonus compensation in accordance with performance targets established in January 2004, and subsequent annual bonuses of up to 70% of base salary for the remainder of the term, subject to performance in accordance with performance criteria determined by the board each calendar year. During the term, Mr. Hillman will be eligible to participate in the Company’s 401(k) Plan and Deferred Compensation Plan. Mr. Hillman’s employment agreement contains non-compete and non-solicitation covenants for two years following termination of employment with the Company. If Mr. Hillman is terminated without cause or if he resigns with good reason in the absence of a change in control involving the Company, then the agreement requires the Company to pay Mr. Hillman his normal base salary and bonus compensation for a period of two years following the termination date.

In addition, Mr. Hillman would be entitled to health insurance continuation coverage for one year following the termination of his employment, and he would be eligible to participate in the Company’s group life and disability insurance programs under the same terms and conditions that apply to all employees at the Company’s expense. The bonus amount payable to Mr. Hillman would be equal to the average bonus payments made during the preceding three years or the bonus paid during the last year, whichever is greater. The aggregate value of the severance benefits that Mr. Hillman would receive, including the value of the health, life and disability insurance, as of December 31, 2008, is $660,229. If the company should undergo a change in control, Mr. Hillman would receive the lump sum equivalent of one year’s base compensation and 50% of his average bonus during the prior three years. This amount would be $316,542 if such amount were payable as of December 31, 2008.
Under the terms of the ESA, if employment of any of the Company’s NEOs is terminated for other than cause, the NEO has the option to put the security or vested portion of the Preferred Options back to the Company at fair value. If terminated for cause, securities can be put back to the Company at the lower of cost or fair value. The Company also has the option to call the securities if employment is terminated.
Director Compensation
The following table sets forth compensation that the Company paid during the year ended December 31, 2008, to its directors. The Company is a controlled company within the meaning of the NYSE Amex (formerly the American Stock Exchange) listing standards because affiliates of CHS own more than 50% of the outstanding shares of the Company’s common voting stock. Accordingly, the Company is exempt from the requirements of the NYSE Amex listing standards to maintain a majority of independent directors on the Company’s board of directors and to have a nominating committee and a compensation committee composed entirely of independent directors.

					Change in
					Pension
					Value and
	Fees			Non-Equity	Nonqualified
	Earned			Incentive	Deferred
	or Paid	Stock	Option	Plan	Compensation	All Other
Name	in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Peter M. Gotsch	$0	NA	NA	NA	$0	$0	$0
Maurice P. Andrien, Jr.	$29,500	NA	NA	NA	$0	$0	$29,500
Max W. Hillman (1)	$0	NA	NA	NA	$0	$0	$0
Andrew W. Code	$0	NA	NA	NA	$0	$0	$0
Larry Wilton	$29,500	NA	NA	NA	$0	$0	$29,500
Shael J. Dolman	$0	NA	NA	NA	$0	$0	$0

(1)	Mr. Hillman also serves as the Company’s Chief Executive Officer. The compensation awarded to him in these capacities is represented in the Summary Compensation Table. He is not compensated in his role as a Director.
Maurice P. Andrien, Jr. and Larry Wilton are entitled to receive $4,000 for each Board meeting attended, an annual retainer of $5,000 and $1,500 for each Board committee meeting attended. Mr. Andrien and Mr. Wilton each received $25,000 cash compensation for the year ended December 31, 2008 for attending meetings of the Board of Directors and $4,500 for attending meetings of the Audit Committee of the Board of Directors. The remaining members of the Board of Directors and related committees are employed and compensated by either CHS, OTPP, or the Company and were not compensated for their service on the Board during the year ended December 31, 2008. Directors do not receive any perquisites or other personal benefits from the Company.

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

	Class A Common		Class B Common		Class C Common		Total Common		Class A Preferred
Name	Stock (1)		Stock (2)		Stock (3)		Stock (4)		Stock (5)
5% Owners	Shares	Percent	Shares	Percent	Shares	Percent	Shares	Percent	Shares	Percent
Code Hennessy & Simmons IV LP 10 South Wacker Dr. Suite 3175 Chicago, IL 60606	4,904.9	78.89%	—	—	—	—	4,904.9	49.03%	46,869.4	49.00%
Ontario Teachers Pension Plan 5650 Yonge St. North York, Ontario M2M 4H5	—	—	—	—	2,787.1	100.00%	2,787.1	27.86%	26,632.3	27.84%
HarbourVest Partners VI – Direct Fund, L.P. One Financial Center 44th Floor Boston, MA 02111	871.0	14.01%	—	—	—	—	871.0	8.71%	8,322.6	8.70%
Directors and Executive Officers
Max W. Hillman	166.4	2.68%	343.4	34.34%	—	—	509.8	5.10%	4,565.9	4.78	% (6)
Richard P. Hillman	54.6	0.88%	144.6	14.46%	—	—	199.2	1.99%	1,953.7	2.04	% (7)
George L. Heredia	23.3	0.38%	73.9	7.39%	—	—	97.2	0.97%	1,007.8	1.05	% (8)
James P. Waters	23.9	0.38%	67.3	6.73%	—	—	91.2	0.91%	912.4	0.95	% (9)
Ali Fartaj	—	—	—	—	—	—	—	—	—	—
All Directors and Executive Officers as a Group (11 persons)	412.0	6.63%	1,000.0	100.00%	—	—	1,412.0	14.11%	13,548.5	14.16%

(1)	Each holder of Class A Common Stock is entitled at any time to convert any or all of the shares into an equal number of shares of Class C Common Stock.

(2)	Class B Common Stock has no voting rights.

(3)	Each holder of Class C Common Stock is entitled at any time to convert any or all of the shares into an equal number of shares of Class A Common Stock. Each share of Class C Common Stock is entitled to one vote provided that the aggregate voting power of Class C Common Stock (with respect to the election of directors) never exceeds 30%.

(4)	Total of all classes of Common Stock

(5)	Class A Preferred shares do not have voting rights.

(6)	Includes options to purchase 3,243.7 shares of Class A Preferred stock

(7)	Includes options to purchase 1,387.9 shares of Class A Preferred stock.

(8)	Includes options to purchase 716.0 shares of Class A Preferred stock.

(9)	Includes options to purchase 648.2 shares of Class A Preferred stock.

Item 13 — Certain Relationships and Related Transactions.
On March 31, 2004, the Company was acquired by affiliates of Code Hennessy & Simmons LLC (“CHS”). In connection with the CHS acquisition, the Company is obligated to pay management fees to a subsidiary of CHS in the amount of $57,962 per month and to pay transaction fees to a subsidiary of OTPP in the amount of $25,640 per month, plus out of pocket expenses, for each month commencing with the closing date of the Merger Transaction. The Company has paid management and transaction fees and expenses of $1,042,951, $1,023,334 and $1,019,289 to CHS and OTPP for the years ended December 31, 2008, 2007 and 2006, respectively.
Gregory Mann and Gabrielle Mann are employed by the All Points division of Hillman as President and Vice President, respectively. All Points leases an industrial warehouse and office facility from companies under the control of the Manns. The Company has recorded rental expense for the lease of this facility on an arms length basis in the amount of $302,422, $0 and $0 for the years ended December 31, 2008, 2007 and 2006, respectively.
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
Item 14 — Principal Accounting Fees and Services.
Audit Fees
Audit fees consist of fees billed for professional services rendered for the audit of the Company’s financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings. The aggregate fees billed by Grant Thornton LLP for the 2008 and 2007 audit were approximately $341,466 and $427,476, respectively.
Audit Related Fees
Audit related fees are fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not under “Audit Fees.” Grant Thornton billed $27,463 for the year ended December 31, 2008 primarily in connection with review of the Company's responses to comment letters from the SEC and $41,400 for the year ended December 31, 2007 in connection with a review of the internal control risk assessment and process documentation prepared by the Company’s internal audit department.

Tax Fees
Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. There have been no tax fees billed by Grant Thornton LLP.
All Other Fees
No other services were rendered by Grant Thornton LLP for 2008 or 2007.
The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by Grant Thornton LLP on a case by case basis, and any pre-approval is detailed as to the particular service or category of service and is generally subject to a specific budget. These services may include audit services, audit related services, tax services and other related services. Grant Thornton LLP and management are required to periodically report to the Audit Committee regarding the extent of services provided by Grant Thornton LLP in accordance with this pre-approval policy, and the fees for the services performed to date.

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
2.1	Unit Repurchase Agreement by and among The Hillman Companies, Inc., SunSub Holdings LLC and GC-Sun Holdings, L.P. dated April 13, 2002. (6)(Exhibit 10.2)

2.2	Asset Purchase Agreement between Fastenal Company and The Hillman Group, Inc. dated October 3, 2002. (7)(Exhibit 10.3)

2.3	Agreement and Plan of Merger dated as of June 18, 2001 by and among Allied Capital Corporation, Allied Capital Lock Acquisition Corporation and SunSource Inc. (4)(Exhibit 2.1)

2.4	Asset Purchase Agreement dated September 28, 2001, by and between SunSource Technology Services, LLC, and STS Operating, Inc. (5)(Exhibit 2.1)

2.5	Agreement and Plan of Merger dated as of February 14, 2004 by and among the Company, HCI Acquisition Corp. and the Common Stockholders of the Company. (2)(Exhibit 2.1)

2.6	Stock Purchase Agreement by and among All Points Industries, Inc., Gabrielle Mann, Gregory Mann, and The Hillman Group, Inc. dated as of December 28, 2007. (16)(Exhibit 2.6)

3.1	Bylaws as adopted by the Corporation’s stockholders as of March 30, 2004. (10)(Exhibit 3.2)

3.2	Amendment No. 1 to the Company’s Bylaws effective October 26, 2007. (15)(Exhibit 99.1)

3.3	Restated Certificate of Incorporation of the Company as of March 30, 2004. (10)(Exhibit 3.1)

4.1	HCI Stockholders Agreement dated March 31, 2004. (9)(Exhibit 4.1)

4.2	Amended and Restated Declaration of Trust. (1)(Exhibit 4.1)

4.3	Indenture between the Company and the Bank of New York. (1)(Exhibit 4.2)

4.4	Preferred Securities Guarantee. (1)(Exhibit 4.3)

4.5	Rights Agreement between the Company and the Registrar and Transfer Company. (1)(Exhibit 10.5)

4.6	Amendment No. 1 to the Rights Agreement dated June 18, 2001. (8)(Exhibit 4.6)

4.7	Amendment No. 2 to the Rights Agreement dated February 14, 2004. (8)(Exhibit 4.7)

4.8	Hillman Investment Company Stockholders Agreement dated March 31, 2004. (9) (Exhibit 4.2)

4.9	Registration Agreement dated March 31, 2004. (9) (Exhibit 4.3)

10.1	Credit Agreement dated as of March 31, 2004 by and among The Hillman Companies, Inc., Hillman Investment Company, The Hillman Group, Inc., Merrill Lynch Capital as Administrative Agent, Issuing Lender and Swingline Lender, JP Morgan Chase Bank as Syndication Agent, and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and JP Morgan Securities as Joint Lead Arrangers and Joint Lead Bookrunners. (9)(Exhibit 10.1)

10.2	Loan Agreement dated as of March 31, 2004 by and among The Hillman Companies, Inc., Hillman Investment Company, The Hillman Group, Inc., and Allied Capital Corporation. (9)(Exhibit 10.2)

10.3	Subordination and Intercreditor Agreement dated March 31, 2004. (9)(Exhibit 10.3)

10.4	The Hillman Companies, Inc. 2004 Stock Option Plan. (9)(Exhibit 10.4)

10.5	The Hillman Companies, Inc. Amended and Restated 2004 Stock Option Plan. (12) (Exhibit 10.5)

10.6	The Hillman Companies, Inc. Employee Securities Purchase Plan. (9)(Exhibit 10.5)

10.7	Hillman Investment Company Employee Securities Purchase Plan. (9)(Exhibit 10.6)

10.8	HCI Securities Purchase Agreement dated March 31, 2004. (9)(Exhibit 10.7)

10.9	Joinder to Securities Purchase Agreement dated March 31, 2004. (9)(Exhibit 10.8)

10.10	Hillman Investment Company Securities Purchase Agreement dated March 31, 2004. (9)(Exhibit 10.9)

10.11	Management Agreement dated March 31, 2004. (9)(Exhibit 10.10)

10.12	Employment Agreement by and between The Hillman Group, Inc. and Max W. Hillman dated March 31, 2004. (9)(Exhibit 10.11)

10.13	Executive Securities Agreement between Max W. Hillman and HCI Acquisition Corp. dated March 31, 2004. (9)(Exhibit 10.12)

10.14	Employment Agreement by and between The Hillman Group, Inc. and Richard P. Hillman dated March 31, 2004. (9)(Exhibit 10.13)

10.15	Executive Securities Purchase Agreement between HCI Acquisition Corp. and Richard P. Hillman dated March 31, 2004. (9)(Exhibit 10.14)

10.16	Employment Agreement by and between The Hillman Group, Inc. and James P. Waters dated March 31, 2004. (9)(Exhibit 10.15)

10.17	Executive Securities Agreement by and between HCI Acquisition Corp. and James P. Waters dated March 31, 2004. (9)(Exhibit 10.16)

10.18	Executive Securities Agreement by and between HCI Acquisition Corp. and George L. Heredia dated March 31, 2004. (12)(Exhibit 10.18)

10.19	Executive Securities Agreement by and between HCI Acquisition Corp. and Terry R. Rowe dated March 31, 2004. (12)(Exhibit 10.19)

10.20	SunSource Inc. Nonqualified Deferred Compensation Plan dated as of August 1, 2000. (3)(Exhibit 10.1)

10.21	The Hillman Companies, Inc. Nonqualified Deferred Compensation Plan (amended and restated). (11)(Exhibit 10.1)

10.22	First Amendment to The Hillman Companies, Inc. Nonqualified Deferred Compensation Plan. (11)(Exhibit 10.2)

10.23	Asset Purchase Agreement dated January 5, 2006 between The SteelWorks Corporation and The Hillman Group, Inc. (13)(Exhibit 10.1)

10.24	Supply Agreement dated January 5, 2006 between The SteelWorks Corporation and The Hillman Group, Inc. (13)(Exhibit 10.2)

10.25	Amended and Restated Credit Agreement dated July 21, 2006. (14)(Exhibit 10.1)

10.26	Second Amendment to Loan Agreement dated July 21, 2006. (14)(Exhibit 10.2)

12.1	* Computation of Ratio of Income to Fixed Charges.

21.1	* Subsidiaries. (As of December 31, 2008)

31.1	* Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2	* Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1	* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to Registration Statement No. 333-44733 on Form S-2.

(2)	Filed as an exhibit to the Form 8-K filed February 17, 2004.

(3)	Filed as an exhibit to Annual Report on Form 10-K for the year ended December 31, 2000.

(4)	Filed on June 21, 2001 as an exhibit to the Current Report on Form 8-K filed on June 21, 2001.

(5)	Filed as an exhibit to the Current Report on Form 8-K filed on October 15, 2001.

(6)	Filed as an exhibit to Quarterly Report on Form 10-Q for the Quarter ended June 30, 2002.

(7)	Filed as an exhibit to the Current Report on Form 8-K filed on October 4, 2002.

(8)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2003.

(9)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the Quarter ended March 31, 2004.

(10)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the Quarter ended June 30, 2004.

(11)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the Quarter ended September 30, 2004.

(12)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2004.

(13)	Filed as an exhibit to the Current Report on Form 8-K filed on January 11, 2006.

(14)	Filed as an exhibit to the Current Report on Form 8-K filed on August 1, 2006.

(15)	Filed as an exhibit to the Current Report on Form 8-K filed on November 1, 2007.

(16)	Filed as an exhibit to the Current Report on Form 8-K filed on December 28, 2007.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HILLMAN COMPANIES, INC.

Date: March 27, 2009	By:	/s/ James P. Waters
James P. Waters
	Title:	Chief Financial Officer and Duly Authorized Officer of the Registrant (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Capacity	Date

/s/ Max W. Hillman Max W. Hillman	Principal Executive Officer and Director	March 27, 2009

/s/ Peter M. Gotsch Peter M. Gotsch	Chairman and Director	March 27, 2009

/s/ Harold J. Wilder Harold J. Wilder	Principal Accounting Officer	March 27, 2009

/s/ Andrew W. Code Andrew W. Code	Director	March 27, 2009

/s/ Larry Wilton Larry Wilton	Director	March 27, 2009

/s/ Maurice P. Andrien, Jr. Maurice P. Andrien, Jr.	Director	March 27, 2009

/s/ Shael J. Dolman Shael J. Dolman	Director	March 27, 2009