Form 10-Q
period 2009-03-31
HILLMAN COMPANIES INC
filed 2009-05-15
CIK 1029831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑   NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐   NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☑
On May 15, 2009, there were 6,217.3 Class A Common Shares issued and outstanding, 1,000.0 Class B Common Shares issued and outstanding, 2,787.1 Class C Common Shares issued and outstanding, 82,192.8 Class A Preferred Shares issued and outstanding by the Registrant, 57,344.4 Class A Preferred Shares issued and outstanding by the Hillman Investment Company and 4,217,724 Trust Preferred Securities issued and outstanding by the Hillman Group Capital Trust. The Trust Preferred Securities trade on the NYSE Amex (formerly the American Stock Exchange) under symbol HLM.Pr.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
INDEX

PAGE (S)
PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets	3-4

Condensed Consolidated Statements of Operations	5

Condensed Consolidated Statements of Cash Flows	6

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)	7

Notes to Condensed Consolidated Financial Statements	8-20

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-35

Item 3. Quantitative and Qualitative Disclosures about Market Risk	36

Item 4. Controls and Procedures	36

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	37

Item 1A. Risk Factors	37

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3. Defaults upon Senior Securities	37

Item 4. Submission of Matters to a Vote of Security Holders	37

Item 5. Other Information	37

Item 6. Exhibits	37

SIGNATURES	38

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	March 31,
	2009	December 31,
	(Unaudited)	2008
ASSETS
Current assets:
Cash and cash equivalents	$3,937	$7,133
Restricted investments	133	282
Accounts receivable, net	65,655	53,390
Inventories, net	91,867	101,464
Deferred income taxes, net	8,136	8,395
Other current assets	3,461	3,424

Total current assets	173,189	174,088
Property and equipment, net	49,409	51,694
Goodwill	259,923	259,923
Other intangibles, net	151,825	153,553
Restricted investments	2,202	3,972
Deferred income taxes, net	526	485
Deferred financing fees, net	4,047	4,438
Investment in trust common securities	3,261	3,261
Other assets	1,216	1,380

Total assets	$645,598	$652,794

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$22,222	$25,410
Current portion of senior term loans	1,993	2,080
Current portion of capitalized lease and other obligations	406	225
Interest payable on junior subordinated debentures	3,087	—
Accrued expenses:
Salaries and wages	5,453	5,502
Pricing allowances	5,789	5,290
Income and other taxes	2,143	2,009
Interest	2,740	1,251
Deferred compensation	133	282
Other accrued expenses	6,412	5,512

Total current liabilities	50,378	47,561
Long term senior term loans	191,856	200,769
Long term capitalized lease and other obligations	379	175
Long term unsecured subordinated notes	49,820	49,820
Junior subordinated debentures	116,012	116,110
Mandatorily redeemable preferred stock	102,875	100,146
Management purchased preferred options	6,205	6,016
Deferred compensation	2,202	3,972
Deferred income taxes, net	50,784	50,068
Accrued dividends on preferred stock	62,703	58,708
Other non-current liabilities	15,962	15,131

Total liabilities	649,176	648,476

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	March 31,
	2009	December 31,
	(Unaudited)	2008
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY (CONTINUED)

Common and preferred stock with put options:
Class A Preferred stock, $.01 par, $1,000 liquidation value, 238,889 shares authorized, 88.0 issued and outstanding	88	88

Class A Common stock, $.01 par, 23,141 shares authorized, 412 issued and outstanding	418	247

Class B Common stock, $.01 par, 2,500 shares authorized, 1,000 issued and outstanding	1,014	598

Commitments and contingencies (Note 6)

Stockholders’ (deficit) equity:
Preferred Stock:
Class A Preferred stock, $.01 par, $1,000 liquidation value, 238,889 shares authorized, 82,104.8 issued and outstanding	1	1

Common Stock:
Class A Common stock, $.01 par, 23,141 shares authorized, 5,805.3 issued and outstanding	—	—
Class C Common stock, $.01 par, 30,109 shares authorized, 2,787.1 issued and outstanding	—	—
Additional paid-in capital	25,042	29,209
Accumulated deficit	(28,559)	(24,240)
Accumulated other comprehensive loss	(1,582)	(1,585)

Total stockholders’ (deficit) equity	(5,098)	3,385

Total liabilities and stockholders’ (deficit) equity	$645,598	$652,794

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
FOR THE THREE MONTHS ENDED
(dollars in thousands)

	March 31,	March 31,
	2009	2008
Net sales	$112,213	$106,796
Cost of sales (exclusive of depreciation and amortization shown separately below)	58,276	52,945

Gross profit	53,937	53,851

Operating expenses:
Selling, general and administrative expenses	39,940	39,555
Depreciation	4,678	4,696
Amortization	1,728	1,759
Management and transaction fees to related party	253	251

Total operating expenses	46,599	46,261

Other expense, net	(633)	(312)

Income from operations	6,705	7,278

Interest expense, net	3,828	5,463
Interest expense on mandatorily redeemable preferred stock and management purchased options	2,918	2,646
Interest expense on junior subordinated debentures	3,182	3,152
Investment income on trust common securities	(95)	(94)

Loss before income taxes	(3,128)	(3,889)

Income tax provision (benefit)	1,191	(535)

Net loss	$(4,319)	$(3,354)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE THREE MONTHS ENDED
(dollars in thousands)

	March 31,	March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(4,319)	$(3,354)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	6,406	6,455
Dispositions of property and equipment	31	—
Deferred income tax provision (benefit)	934	(800)
Deferred financing and original issue discount amortization	293	222
Interest on mandatorily redeemable preferred stock and management purchased options	2,918	2,646
Changes in operating items:
Increase in accounts receivable, net	(12,265)	(18,403)
Decrease (increase) in inventories, net	9,597	(8,734)
Decrease (increase) in other assets	127	(1,610)
(Decrease) increase in accounts payable	(3,188)	6,787
Increase in interest payable on junior subordinated debentures	3,087	1,019
Increase in other accrued liabilities	2,973	1,146
Other items, net	1,318	(279)

Net cash provided by (used for) operating activities	7,912	(14,905)

Cash flows from investing activities:
Capital expenditures	(2,493)	(4,078)

Net cash used for investing activities	(2,493)	(4,078)

Cash flows from financing activities:
Repayments of senior term loans	(9,000)	—
Borrowings of revolving credit loans	—	12,620
Repayments of revolving credit loans	—	(3,500)
Principal payments under capitalized lease obligations	(77)	(101)
Borrowings under other credit obligations	462	—

Net cash (used for) provided by financing activities	(8,615)	9,019

Net decrease in cash and cash equivalents	(3,196)	(9,964)

Cash and cash equivalents at beginning of period	7,133	11,919

Cash and cash equivalents at end of period	$3,937	$1,955

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (Unaudited)

						Accumulated	Total
			Additional	Class A		Other	Stockholders’
	Common Stock		Paid-in	Preferred	Accumulated	Comprehensive	Equity
	Class A	Class C	Capital	Stock	Deficit	Loss	(Deficit)
Balance at December 31, 2008	$—	$—	$29,209	$1	$(24,240)	$(1,585)	$3,385

Net loss	—	—	—	—	(4,319)	—	(4,319)
Class A Common Stock FMV adjustment (2)	—	—	(171)	—	—	—	(171)
Dividends to shareholders	—	—	(3,996)	—	—	—	(3,996)
Change in cumulative foreign translation adjustment (1)	—	—	—	—	—	(21)	(21)
Change in derivative security value (1)	—	—	—	—	—	24	24

Balance at March 31, 2009	$—	$—	$25,042	$1	$(28,559)	$(1,582)	$(5,098)

(1)	The cumulative foreign translation adjustment and change in derivative security value, net of taxes, represent the only items of other comprehensive loss.

(2)	Company management controls 412 shares of Class A common stock which contain a put feature that allows redemption at the holder’s option. These shares are classified as temporary equity and have been adjusted to fair value in accordance with EITF Topic D-98, “Classification and Measurement of Redeemable Securities.” See Note 9 of condensed consolidated financial statements.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
1. Basis of Presentation:
The accompanying financial statements include the condensed consolidated accounts of The Hillman Companies, Inc. and its wholly-owned subsidiaries (collectively “Hillman” or the “Company”). All significant intercompany balances and transactions have been eliminated.
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
As a result of the Merger Transaction, affiliates of CHS own 49.1% of the Company’s outstanding common stock and 54.5% of the Company’s voting common stock, Ontario Teacher’s Pension Plan (“OTPP”) owns 27.9% of the Company’s outstanding common stock and 31.0% of the Company’s voting common stock and HarbourVest Partners VI owns 8.7% of the Company’s outstanding common stock and 9.7% of the Company’s voting common stock. OTPP’s voting rights with respect to the election of directors to the Board of Directors is limited to the lesser of 30.0% or the actual percentage of voting stock held. Certain current and former members of management own 14.1% of the Company’s outstanding common stock and 4.5% of the Company’s voting common stock.
The accompanying unaudited condensed consolidated financial statements present information in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. Management believes the financial statements include all normal recurring accrual adjustments necessary for a fair presentation. Operating results for the three month period ended March 31, 2009 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report filed on Form 10-K for the year ended December 31, 2008.
Nature of Operations:
The Company is one of the largest providers of value-added merchandising services and hardware-related products to retail markets in North America through its wholly-owned subsidiary, The Hillman Group, Inc. (the “Hillman Group”). A subsidiary of the Hillman Group operates in (1) Canada under the name The Hillman Group Canada, Ltd., (2) Mexico under the name SunSource Integrated Services de Mexico SA de CV, and (3) primarily in Florida under the name All Points Industries, Inc. The Hillman Group provides merchandising services and products such as fasteners and related hardware items; threaded rod and metal shapes; keys, key duplication systems and accessories; and identification items, such as tags and letters, numbers and signs to retail outlets, primarily hardware stores, home centers and mass merchants.
2. Summary of Significant Accounting Policies:
Accounts Receivable and Allowance for Doubtful Accounts:
The Company establishes the allowance for doubtful accounts using the specific identification method and also provides a reserve in the aggregate. The estimates for calculating the aggregate reserve are based on historical collection experience. Increases to the allowance for doubtful accounts result in a corresponding expense. The allowance for doubtful accounts was $550 as of March 31, 2009 and $544 as of December 31, 2008.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
2. Summary of Significant Accounting Policies (continued):
Shipping and Handling:
The costs incurred to ship product to customers, including freight and handling expenses, are included in selling, general and administrative (“SG&A”) expenses on the Company’s statements of operations. The Company’s shipping and handling costs included in SG&A were $3,805 and $4,618 for the three months ended March 31, 2009 and 2008, respectively.
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
3. Recent Accounting Pronouncements:
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 160 (“SFAS 160”), “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”. SFAS 160 requires the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated balance sheet as a component of shareholders’ equity. It also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of this standard did not have a material effect on its consolidated results of operations or financial position.
In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations”. SFAS 141R requires that the acquisition method be applied to all business combinations and it establishes requirements for the recognition and measurement of the acquired assets and liabilities by the acquiring company. Further, it requires that costs incurred to complete any acquisition be recognized as expense in the consolidated statement of income. SFAS 141R also requires that contingent assets and liabilities be recorded at fair value and marked to market quarterly until they are settled, with any changes to the fair value to be recorded as income or expense in the consolidated statement of income. SFAS 141R is effective for any business combinations that are completed subsequent to December 31, 2008. For new business combinations made following the adoption of SFAS 141R, significant costs directly related to the acquisition including legal, audit and other fees, as well as acquisition related restructuring, will have to be expensed as incurred rather than recorded to goodwill as was generally permitted under SFAS 141. Additionally, contingent purchase price arrangements will be re-measured to estimated fair value with the impact reported in earnings, whereas under present rules the contingent purchase consideration is recorded to goodwill when determined. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Company has not made an acquisition or business combination in 2009 for which the provisions of SFAS 141R would apply.
In April 2009, the FASB issued FASB Staff Position FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141(R)-1”). FSP 141(R)-1 requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with FASB Statement No. 5, “Accounting for

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
3. Recent Accounting Pronouncements (continued):
Contingencies,” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss.” FSP 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of FSP 141(R)-1 to have a material effect on its results of operations or financial position.
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
Effective January 1, 2009, the Company adopted FASB Statement of Financial Accounting Standard No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities”. SFAS 161 requires expanded disclosure about the Company’s hedging activities and use of derivative instruments in its hedging activities. SFAS 161 is effective for fiscal years beginning on or after December 15, 2008 and for interim periods within those fiscal years. The Company has included the enhanced disclosures required by this statement in this filing.
Effective January 1, 2009, the Company adopted the FASB Staff Position No. 142-3 (“FSP 142-3”), “Determination of the Useful Life of Intangible Assets”. FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for fiscal years that begin after December 15, 2008 and it applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions on or after January 1, 2009. Early adoption was prohibited. The adoption of FSP 142-3 did not have a material impact on the Company’s financial position or results of operations.
In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 changes the method for determining whether an other-than-temporary impairment exists for debt securities and for determining the amount of an impairment charge to be recorded in earnings. The FSP is effective for interim and fiscal periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company plans to adopt FSP 115-2 and FAS 124-2 effective June 30, 2009. The Company is currently evaluating the impact of FAS 115-2 and FAS 124-2 on its consolidated results of operation and financial condition.
In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides application guidance addressing the determination of (a) when a market for an asset or a liability is active or inactive and (b) when a particular transaction is distressed. FSP FAS 157-4 is required to be applied prospectively and does not allow retrospective application. FSP FAS 157-4 is effective for interim and fiscal periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company plans to adopt FSP FAS 157-4 effective June 30, 2009. The Company is currently evaluating the impact of FAS 157-4 on its consolidated results of operation and financial condition.

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
The accompanying condensed consolidated balance sheet at March 31, 2009 reflects the final allocation of the aggregate purchase price in accordance with SFAS No. 141, “Business Combinations.” The following table reconciles the fair value of the acquired assets and assumed liabilities to the total purchase price:

Cash	$481
Account receivable	1,017
Inventory	7,563
Other current assets	51
Deferred income taxes	614
Property and equipment	435
Goodwill	292
Intangibles	655

Total assets acquired	11,108
Less:
Liabilities assumed	865

Total purchase price	$10,243

The values assigned to intangibles were determined by an independent appraisal by John H. Cole, CPA, CVA. The customer relationships have been assigned a 15 year life and the trademarks an indefinite life. The intangible assets and goodwill are deductible for income tax purposes over a 15 year life.
5. Other Intangibles, net:
Intangible assets are amortized over their useful lives. Other intangibles, net as of March 31, 2009 and December 31, 2008 consist of the following:

	Estimated
	Useful Life	March 31,	December 31,
	(Years)	2009	2008
Customer relationships — Hillman	23	$126,651	$126,651
Customer relationships — All Points	15	555	555
Trademarks	Indefinite	47,394	47,394
Patents	9	7,960	7,960
Non-compete agreements	4	5,742	5,742

Intangible assets, gross		188,302	188,302
Less: Accumulated amortization		36,477	34,749

Other intangibles, net		$151,825	$153,553

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
5. Other Intangibles, net (continued):
Intangible assets are subject to lower of cost of market impairment testing in the event the Company determines that an impairment triggering event has occurred as defined by FASB Statements of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” and No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
The Company’s amortization expense for amortizable assets for the three months ended March 31, 2009 and 2008 was $1,728 and $1,759, respectively. For the years ended December 31, 2009, 2010, 2011, 2012, 2013, and 2014, amortization expense for amortizable assets is estimated to be $6,912, $6,428, $6,428, $6,428, $5,764 and $5,544, respectively.
6. Commitments and Contingencies:
The Company self insures its product liability, automotive, worker’s compensation and general liability losses up to $250 per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences in excess of $250 up to $35,000. The two risk areas involving the most significant accounting estimates are workers’ compensation and automotive liability. Actuarial valuations performed by the Company’s outside risk insurance expert, Insurance Services Office, Inc., were used to form the basis for workers’ compensation and automotive liability loss reserves. The actuary contemplated the Company’s specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes the liability of approximately $2,072 recorded for such risk insurance reserves is adequate as of March 31, 2009, but due to judgments inherent in the reserve estimation process, it is possible the ultimate costs will differ from this estimate.
As of March 31, 2009, the Company has provided certain vendors and insurers letters of credit aggregating $5,589 related to its product purchases and insurance coverage of product liability, workers compensation and general liability. The Company self-insures its group health claims up to an annual stop loss limit of $200 per participant. Aggregate coverage is maintained for annual group health insurance claims in excess of 125% of expected claims. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves. Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claim data. The Company believes the liability of approximately $1,734 recorded for such group health insurance reserves is adequate as of March 31, 2009, but due to judgments inherent in the reserve estimation process, it is possible the ultimate costs will differ from this estimate.
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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
7. Related Party Transactions:
The Company is obligated to pay management fees to a subsidiary of CHS in the amount of $58 per month and to pay transaction fees to a subsidiary of OTPP in the amount of $26 per month, plus out of pocket expenses. The Company has recorded management and transaction fee charges and expenses from CHS and OTPP of $253 and $251 for the three months ended March 31, 2009 and 2008, respectively.
Gregory Mann and Gabrielle Mann are employed by the All Points division of Hillman as President and Vice President, respectively. All Points leases an industrial warehouse and office facility from companies under the control of the Mann’s. The Company has recorded rental expense for the lease of this facility on an arms length basis in the amount of $83 and $76 for the three months ended March 31, 2009 and 2008, respectively.
8. Income Taxes:
The Company’s policy is to estimate income taxes for interim periods based on estimated annual effective tax rates. These are derived, in part, from expected pre-tax income. However, the income tax provision for the three months ended March 31, 2009 has been computed on a discrete period basis. This is due to the Company’s variability in income between quarters combined with the large permanent book versus tax differences and the relatively low pre-tax income. This creates the inability to reliably estimate pre-tax income for the remainder of the year. Accordingly, the interim tax provision for the three months ended March 31, 2009 was calculated by multiplying the statutory income tax rate by pre-tax earnings adjusted for permanent book versus tax basis differences.
The effective income tax rate was (38.1%) and 13.8% for the three months ended March 31, 2009 and 2008, respectively. In addition to the effect of state taxes, the effective income tax rate differed from the federal statutory rate primarily due to the effect of nondeductible interest on mandatorily redeemable preferred stock and stock compensation expense.
The Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” as of January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $2,868 decrease in the deferred tax asset related to the future tax benefit of the Company’s net operating loss carryforward. There was a corresponding adjustment of a $1,438 decrease in the January 1, 2007 balance of accumulated deficit and a $1,430 reduction in the Company’s uncertain tax position reserve. Also, as a result of the adoption of FIN 48, the Company’s uncertain tax position reserve was reduced an additional $608, all of which was recorded as a reduction of the goodwill recorded in the 2004 Merger Transaction. As of March 31, 2009, $2,875 of the gross unrecognized tax benefit would impact the effective tax rate if recognized. There was an adjustment of $4 in the FIN 48 reserve for the three months ended March 31, 2009 due to a change in the Company’s state effective tax rate.
The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. In conjunction with the adoption of FIN 48, the Company did not recognize an adjustment for interest or penalties in its financial statements due to its net operating loss position. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to March 31, 2010.
The Company files a consolidated income tax return in the United States and numerous consolidated and separate income tax returns in various states and foreign jurisdictions. As of March 31, 2009, with few exceptions, the Company is no longer subject to U.S. federal, state and foreign tax examinations by tax authorities for tax years prior to 2005.

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
In connection with the Merger Transaction, certain members of management entered into an Executive Securities Agreement (“ESA”). The ESA provides for the method and terms under which management proceeds were invested in the Company. Under the terms of the ESA, management shareholders have the right to put their Class A Common Stock and Class B Common Stock back to the Company at fair value if employment is terminated for other than cause. If terminated for cause, the management shareholders can generally put the Class A Common Stock and Class B Common Stock back to the Company for the lower of the fair value or cost. The SEC’s Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stock,” requires certain securities whose redemption is not in the control of the issuer to be classified outside of permanent equity. The put feature embedded in management’s Class A Common Stock and Class B Common Stock allows redemption at the holder’s option if employment is terminated for other than cause, resignation by the executive security holder, death, disability or retirement at age 61. Accordingly, management’s 412 Class A Common Stock shares and 1,000 Class B Common Stock shares have been classified between liabilities and stockholder’s equity in the accompanying condensed consolidated balance sheet. The fair value and cost of the Class A Common Stock subject to the put feature were $418 and $417, respectively at March 31, 2009 and $247 and $417, respectively at December 31, 2008. The fair value and cost of the Class B Common Stock subject to the put feature were $1,014 and $1,000, respectively at March 31, 2009 and $598 and $1,000, respectively at December 31, 2008.
EITF Topic D-98, “Classification and Measurement of Redeemable Securities,” requires securities that are either currently redeemable or where redemption is probable to be marked to redemption value with a corresponding charge to accumulated paid in capital. The ESA allows the management shareholders to put, or redeem, the Class A Common Stock back to the Company if terminated for other than cause. Under the terms of the ESA, the redemption value of the Class A Common Stock is equal to the fair value as determined by the Board of Directors. Accordingly, the Class A Common stock has been adjusted to its fair value of $418 as of March 31, 2009 with a corresponding decrease in additional paid-in capital of $171.
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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
9. Common and Preferred Stock: (continued)
Preferred Stock:
The Company has 238,889 authorized shares of Class A Preferred Stock, 82,192.8 of which are issued and outstanding and 13,450.7 of which are reserved for issuance upon the exercise of options to purchase shares of Class A Preferred Stock. Holders of Class A Preferred Stock are not entitled to any voting rights. Holders of Class A Preferred Stock are entitled to preferential dividends that shall accrue on a daily basis at the rate of 11.5% per annum of the sum of the Liquidation Value (as defined in the Restated Certificate of Incorporation) plus all accumulated and unpaid dividends thereon. At March 31, 2009, the Liquidation Value including accumulated and unpaid dividends was $1,763 per share.
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
The Hillman Investment Company Class A Preferred Stock is mandatorily redeemable on March 31, 2028 and in accordance with Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (“SFAS 150”) has been classified as debt in the accompanying condensed consolidated balance sheets. The Hillman Investment Company Class A Preferred Stock is redeemable at its liquidation value of $1,000 per share plus all accumulated and unpaid dividends. Dividends on the mandatorily redeemable Class A Preferred Stock were $2,605 and $2,363 for the three months ended March 31, 2009 and 2008, respectively. The dividends on the mandatorily redeemable Class A Preferred Stock are recorded as interest expense in the accompanying condensed consolidated statements of operations. At March 31, 2009, the liquidation value including accumulated and unpaid dividends was $1,720 per share.
The Company incurred $2,415 in financing fees in connection with the issuance of the Hillman Investment Company Class A Preferred Stock. The financing fees were capitalized and will be amortized over the redemption period using the effective interest method. For the three months ended March 31, 2009, interest expense of $9 was included in the accompanying condensed consolidated statements of operations.
Management believes the liquidation value of the Class A Preferred Stock and the Hillman Investment Company Class A Preferred Stock, including accumulated and unpaid dividends, approximates fair value at March 31, 2009.
Under the terms of the Company’s Senior Credit Agreement, dividend payments on equity securities are restricted. Dividends to officers and directors are allowable under certain circumstances up to a limit of $2 million per year.
2006 Equity Issuance:
On July 31, 2006, an executive of the Company purchased 88 shares of Class A Preferred Stock for $88; 62 shares of Hillman Investment Company Class A Preferred Stock for $62; and 4.396 shares of Class A Common Stock for $10. In connection with the equity purchase, the executive entered into an ESA similar in terms to the existing management shareholders ESA.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
9. Common and Preferred Stock: (continued)
Under the terms of the ESA, the executive has the right to put the Class A Preferred Stock, the Hillman Investment Company Class A Preferred Stock and the Class A Common Stock back to the Company at fair value if employment is terminated for other than cause. If terminated for cause, the shares can be put back to the Company for the lower of cost or the fair value. As discussed above, the put feature embedded in the Class A Preferred Stock and the Class A Common Stock requires classification outside permanent equity. Accordingly, the Class A Preferred Stock and the Class A Common Stock have been classified between liabilities and stockholder’s equity in the accompanying condensed consolidated balance sheet.
The 62 shares of Hillman Investment Company Class A Preferred Stock are mandatorily redeemable on March 31, 2028, and in accordance with SFAS 150 have been classified as a liability in the accompanying condensed consolidated balance sheets.
Purchased Options:
In connection with the Merger Transaction, options in the predecessor to the Company were cancelled and converted into rights to receive options to purchase 3,895.16 shares of Hillman Companies, Inc. Class A Preferred Stock and 2,717.55 shares of Hillman Investment Company Class A Preferred Stock (collectively the “Purchased Options”). The Purchased Options have a weighted average strike price of $170.69 per share. The fair value of the Hillman Investment Company Class A Preferred Stock options has been included with the underlying security in the accompanying condensed consolidated balance sheets. SFAS 150 requires security instruments with a redemption date that is certain to occur to be classified as liabilities. The Hillman Companies, Inc. Class A Preferred Stock options, which have a March 31, 2028 expiration date, have been classified at their fair value in the liability section of the accompanying condensed consolidated balance sheets. To the extent the Company pays a dividend to holders of the Class A Preferred Stock and the Hillman Investment Company Class A Preferred Stock, the Purchased Option holder will be entitled to receive an amount equal to the dividend which would have been paid if the Purchased Options had been exercised on the date immediately prior to the record date for the dividend. Dividends on the Purchased Options are recorded as interest expense in the accompanying condensed consolidated statement of operations. Additionally, under the terms of the ESA, the Purchased Options can be put back to the Company at fair value if employment is terminated.
SFAS 150 requires the initial and subsequent valuations of the Purchased Options be measured at fair value with the change in fair value recognized as interest expense. For the three months ended March 31, 2009 and 2008, interest expense of $313 and $283 was recorded, respectively, in the accompanying condensed consolidated statements of operations to recognize the increase in fair value of the Purchased Options.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
9. Common and Preferred Stock: (continued)
The table below reconciles the components of the Preferred Stock and the Purchased Options to the accompanying condensed consolidated balance sheets:

	March 31,	December 31,
	2009	2008
Hillman Investment Company Class A Preferred Stock	$57,344	$57,344
Purchased Options — Hillman Investment Company Class A Preferred Stock	2,254	2,254
Accumulated and unpaid dividends	43,277	40,548

Total mandatorily redeemable preferred stock	$102,875	$100,146

Purchased Options — Hillman Companies, Inc. Class A Preferred Stock	$3,230	$3,230
Accumulated and unpaid dividends	2,975	2,786

Total management purchased preferred options	$6,205	$6,016

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
(dollars in thousands)
10. Stock-Based Compensation: (continued)
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
SFAS 123(R) allows nonpublic entities to make a policy decision as to whether to measure its liability awards at fair value or intrinsic value. Management has determined the lack of an active market, trading restrictions and absence of any trading history preclude the reasonable estimate of fair value. Regardless of the valuation method selected under SFAS 123(R), a nonpublic entity is required to remeasure its liabilities under share based payment awards at each reporting date until settlement. Accordingly, the Company has elected to use the intrinsic value method to value the Preferred Options at the end of each reporting period pro-rated for the portion of the service period rendered. For the three months ended March 31, 2009 and 2008, compensation expense of $881 and $829, respectively, was recognized in the accompanying condensed consolidated statements of operations.
At March 31, 2009, the aggregate intrinsic value of the outstanding Preferred Options was $12,100, and the intrinsic value of the exercisable Preferred Options was $12,100. The value of the Preferred Options is included under other non-current liabilities on the accompanying condensed consolidated balance sheets.
Class B Shares:
The SEC’s Staff Accounting Bulletin Topic 14 requires share based payment instruments classified as temporary equity to be adjusted at each balance sheet date to an amount that is based on the redemption amount of the instrument taking into account the proportion of consideration received in the form of employee services. All of the outstanding shares of Class B Common Stock are subject to vesting over five years with 20% of the shares vesting on each anniversary of the Merger Transaction. Vested shares of the Class B Common Stock can be put back to the Company at fair value upon termination. Unvested shares of the Class B Common Stock are puttable at the lesser of fair value or cost. Accordingly, the value of the Class B common shares is adjusted at each balance sheet date to fair value for the proportion of consideration received in the form of employee service plus an amount equal to the lesser of fair value or original cost for the proportion of the Class B common shares for which employee service has not been recognized. The proportion of consideration recognized is based on the percentage of employee services for each of the 5 vesting periods. On a

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
10. Stock-Based Compensation: (continued)
weighted average basis, the proportion of service deemed to have been earned for the Class B Common Shares was 100% at March 31, 2009.
There have been no grants or forfeitures of shares of Class B Common Stock since the Merger Transaction. At March 31, 2009, there were 1000 Class B Common shares vested with a fair value of $1,013.7 per share. For the three month periods ended March 31, 2009 and 2008, compensation expense (income) of $415, and ($1,048), respectively, was recorded in the accompanying condensed consolidated statements of operations.
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
On August 28, 2006, the Company entered into an Interest Rate Swap Agreement (“2006 Swap”) with a two-year term for a notional amount of $50 million. The 2006 Swap fixed the interest rate at 5.375% plus applicable interest rate margin. The 2006 Swap expired on August 28, 2008.
On August 29, 2008, the Company entered into an Interest Rate Swap Agreement (“2008 Swap”) with a three-year term for a notional amount of $50 million. The 2008 Swap fixed the interest rate at 3.41% plus applicable interest rate margin.
The 2008 Swap was designated as a cash flow hedge, and the fair value at March 31, 2009 was $(1,434), net of $901 in taxes. The 2008 Swap was reported on the condensed consolidated balance sheet in other non-current liabilities with a related deferred charge recorded as a component of other comprehensive income in shareholders’ equity.
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
(dollars in thousands)
12. Fair Value Measurements: (continued)
The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the period, by level, within the fair value hierarchy:

		Fair Value Measurement
		at March 31, 2009
	Level 1	Level 2	Level 3	Total
Trading securities	$2,335	$—	$—	$2,335
Interest rate swap	—	(1,434)	—	(1,434)
Trading securities are valued using quoted prices on an active exchange. Trading securities represent assets held in a Rabbi Trust to fund deferred compensation liabilities and are included as restricted investments on the accompanying condensed consolidated balance sheets. For the three months ended March 31, 2009, the unrealized losses on these securities of $224 were recorded as other expense. An offsetting entry, for the same amount, decreasing the deferred compensation liability and compensation expense within SG&A was also recorded. For the three months ended March 31, 2008, the unrealized losses on these securities of $228 were recorded as other expense. An offsetting entry, for the same amount, decreasing the deferred compensation liability and compensation expense within SG&A was also recorded.
The Company utilizes interest rate swap contracts to manage its targeted mix of fixed and floating rate debt, and these swaps are valued using observable benchmark rates at commonly quoted intervals for the full term of the swaps. The 2008 Swap was included in other non-current liabilities as of March 31, 2009 on the accompanying condensed consolidated balance sheet.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following discussion provides information which management believes is relevant to an assessment and understanding of the Company’s operations and financial condition. This discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes.
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
These forward-looking statements are not historical facts, but rather are based on management’s current expectations, assumptions and projections about future events. Although management believes that the expectations, assumptions and projections on which these forward-looking statements are based are reasonable, they nonetheless could prove to be inaccurate, and as a result, the forward-looking statements based on those expectations, assumptions and projections also could be inaccurate. Forward-looking statements are not guarantees of future performance. Instead, forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause the Company’s strategy, planning, actual results, levels of activity, performance, or achievements to be materially different from any strategy, planning, future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Actual results could differ materially from those currently anticipated as a result of a number of factors, including the risks and uncertainties discussed under captions “Risk Factors” set forth in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements.
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
General
The Hillman Companies, Inc. (“Hillman” or the “Company”) is one of the largest providers of hardware-related products and related merchandising services to retail markets in North America through its wholly-owned subsidiary, The Hillman Group, Inc. (the “Hillman Group”). A subsidiary of the Hillman Group operates in (1) Canada under the name The Hillman Group Canada, Ltd., (2) Mexico under the name SunSource Integrated Services de Mexico SA de CV, and (3) primarily in Florida under the name All Points Industries, Inc. The Hillman Group sells its product lines and provides its services to hardware stores, home centers, mass merchants, pet supply stores, and other retail outlets principally in the United States, Canada, Mexico and South America. Product lines include thousands of small parts such as fasteners and related hardware items; threaded rod and metal shapes; keys, key duplication systems and accessories; and identification items, such as, tags and letters, numbers, and signs (“LNS”). Services offered include design and installation of merchandising systems and maintenance of appropriate in-store inventory levels.

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
Affiliates of CHS own 49.1% of the Company’s outstanding common stock and 54.5% of the Company’s voting common stock, Ontario Teacher’s Pension Plan (“OTPP”) owns 27.9% of the Company’s outstanding common stock and 31.0% of the Company’s voting common stock and HarbourVest Partners VI owns 8.7% of the Company’s outstanding common stock and 9.7% of the Company’s voting common stock. OTPP’s voting rights with respect to the election of directors to the Board of Directors is limited to the lesser of 30.0% or the actual percentage of voting stock held. Certain current and former members of management own 14.1% of the Company’s outstanding common stock and 4.5% of the Company’s voting common stock.
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
On August 28, 2006, the Company entered into an Interest Rate Swap Agreement (“2006 Swap”) with a two-year term for a notional amount of $50 million. The 2006 Swap fixed the interest rate at 5.375% plus applicable interest rate margin. The 2006 Swap expired on August 28, 2008.
On August 29, 2008, the Company entered into an Interest Rate Swap Agreement (“2008 Swap”) with a three-year term for a notional amount of $50 million. The 2008 Swap fixed the interest rate at 3.41% plus applicable interest rate margin.
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

Results of Operations
Sales and Profitability for the Three Months Ended March 31,

	(dollars in thousands)
	2009		2008
		% of		% of
	Amount	Total	Amount	Total
Net sales	$112,213	100.0%	$106,796	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	58,276	51.9%	52,945	49.6%

Gross profit	53,937	48.1%	53,851	50.4%

Operating expenses:
Selling	20,542	18.3%	20,123	18.8%
Warehouse & delivery	11,742	10.5%	13,761	12.9%
General & administrative	6,360	5.7%	5,837	5.5%
Stock compensation expense	1,296	1.2%	(166)	-0.2%

Total SG&A	39,940	35.6%	39,555	37.0%
Depreciation	4,678	4.2%	4,696	4.4%
Amortization	1,728	1.5%	1,759	1.6%
Management and transaction fees to related party	253	0.2%	251	0.2%

Total operating expenses	46,599	41.5%	46,261	43.3%

Other expense, net	(633)	-0.6%	(312)	-0.3%

Income from operations	6,705	6.0%	7,278	6.8%

Interest expense, net	3,828	3.4%	5,463	5.1%
Interest expense on mandatorily redeemable preferred stock & management purchased options	2,918	2.6%	2,646	2.5%
Interest expense on junior subordinated notes	3,182	2.8%	3,152	3.0%
Investment income on trust common securities	(95)	-0.1%	(94)	-0.1%

Loss before income taxes	(3,128)	-2.8%	(3,889)	-3.6%

Income tax provision (benefit)	1,191	1.1%	(535)	-0.5%

Net loss	$(4,319)	-3.8%	$(3,354)	-3.1%

Current Economic Conditions
The U.S. economy is undergoing a period of recession and the future economic environment may continue to be less favorable than that of recent years. This slowdown has, and could further lead to, reduced consumer and business spending in the foreseeable future, including by our customers. In addition, economic conditions, including decreased access to credit, may result in financial difficulties leading to restructurings, bankruptcies, liquidations and other unfavorable events for our customers, suppliers and other service providers. If such conditions continue or further deteriorate in the remainder of 2009 or through fiscal 2010, our industry, business and results of operations may be severely impacted.
The Company’s business is impacted by general economic conditions in the U.S., particularly the retail markets including hardware stores, home centers, mass merchants, and other retailers. In recent quarters, operations have been negatively impacted by the general downturn in the U.S. economy and the contraction of the retail market. Although there have been certain signs of improvement in the economy, generally such conditions are not expected to improve significantly in the near term and may have the effect of reducing consumer spending which could adversely affect our results of operations during the remainder of this year or beyond.
The Company is sensitive to inflation or deflation present in the economies of the United States and foreign suppliers located primarily in Taiwan and China. For the last several years, the rapid growth in China’s economic activity produced significantly rising costs of certain imported fastener products. In addition, the cost of commodities such as copper, zinc, aluminum, nickel, and plastics used in the manufacture of other Company products increased sharply. Further, increases in the cost of diesel fuel contributed to transportation rate increases. The trend of rising commodity costs accelerated in the first half of 2008. In the latter half of 2008 and the first quarter of 2009, national and international economic difficulties began a reversal of the trend of rising costs for our products and commodities used in the manufacture of our products, including a decrease in the cost of oil and diesel fuel. While inflation and resulting cost increases over a period of years would result in significant increases in inventory costs and operating expenses, the opposite is true when exposed to a prolonged period of cost decreases. The ability of the Company’s operating divisions to institute price increases and seek price concessions, as appropriate, is dependent on competitive market conditions.
Three Months Ended March 31, 2009 and 2008
The Company had net sales of $112.2 million in the first quarter of 2009, an increase of $5.4 million or 5.1% from the first quarter of 2008. The sales in every division for the first fiscal quarter of 2009 benefited from three additional business days, which generated approximately $5.1 million in sales, when compared to the first fiscal quarter of 2008.
Sales to national accounts increased $4.1 million in the first quarter of 2009 as compared to 2008 primarily as a result of increased sales of fasteners to Menards and Pep Boys and increased sales of keys to Wal-mart, Lowe’s and Home Depot. The sales in the first quarter of 2009 increased by $1.6 million to Pep Boys and increased by $1.2 million to Menards as a result of the introduction of new fastener programs. The Lowe’s sales decreased $0.4 million in the first quarter of 2009 as a result of the comparison to the strong fastener sales in 2008 when Lowe’s increased fastener inventory of high volume skus at the store level to drive sales volume. The remaining national accounts sales increased $1.7 million, which included sales increases of $1.1 million to Home Depot primarily for fasteners and keys and $1.0 million to Wal-mart primarily for keys and a sales decrease of $0.4 million to Barnes.
In spite of the contraction in the residential construction market and negative economic conditions impacting our retail customers, the sales to the warehouse and traditional franchise and independent accounts (“F&I”) increased $0.7 million and $0.6 million, respectively, from the prior year period. Sales of engraving products increased $0.2 million in the first quarter of 2009 primarily as a result of the additional sales at the large national pet retailers. The sales of the Mexican division were $1.0 million in the first quarter of 2009, an increase of $0.2 million as a result of new store openings by Home Depot Mexico. Other sales to regional, All Points, commercial industrial, direct marketing, and Latin American accounts decreased

$0.4 million to $14.9 million in the first quarter of 2009 from $15.3 million in the same period of 2008.
The Company’s gross profit percentage was 48.1% in the first quarter of 2009 compared to 50.4% in the first quarter of 2008. The decline in the gross profit percentage was primarily the result of the higher product costs seen in 2008 which increased the inventory unit cost values. The Company was able to implement pricing actions to recoup a portion of these cost increases received from suppliers. In 2008, the increased prices for commodities such as steel, plastics, aluminum, nickel, copper, and zinc resulted in significantly higher product costs. In particular, the cost of steel based fasteners sourced primarily from Taiwan and China rose dramatically in the first half of last year. Although the current supplier prices have declined from the high levels of 2008, the average cost of many items in the Company’s inventory remain more than the prior year. The Company anticipates that the average inventory unit costs will decrease over the remainder of this year as lower cost purchases replace the current inventory.
The Company’s selling, general and administrative expenses (“SG&A”) of $39.9 million in the first quarter of 2009 were approximately $0.4 million less than the prior year period. Selling expenses increased $0.4 million or 2.1% primarily as a result of higher costs to provide service, merchandising and displays to the new accounts and expanded national accounts store base. These costs were partially offset by savings on auto and sales travel costs. Warehouse and delivery expenses of $11.7 million in the first quarter of 2009 decreased $2.0 million from the prior year. Freight expense, the largest component of warehouse and delivery expense, decreased from 5.0% of sales in 2008 to 3.8% of sales in the comparable 2009 quarter. The 2009 freight costs included the benefits of favorably negotiated freight contracts in addition to shipping and handling efficiencies while the 2008 freight costs contained the negative impact of high fuel surcharges. Operational improvements were implemented which resulted in further savings in warehouse labor and shipping supplies in the first quarter of 2009 compared to the prior year period.
General and administrative (“G&A”) expenses of $6.4 million increased by $0.5 million in the first quarter of 2009 compared to the first quarter of 2008. The increase in G&A expenses was primarily the result of the increased cost of salaries, wages, and benefits together with an increase in professional services. In addition, the investment performance of securities held in the unqualified deferred compensation plan’s Rabbi Trust provided a favorable adjustment of $0.2 million in the first quarters of 2009 and 2008. In both periods, an offsetting adjustment was recorded in other expense, net.
Stock compensation expenses from stock options primarily related to the Merger Transaction were a charge of $1.3 million in the first quarter of 2009 compared to a gain of ($0.2) in the same prior year period. The change in the fair value of the Class B Common Stock is included in stock compensation expense and this resulted in a charge of $0.4 million in the first quarter of 2009 as compared to a gain of ($1.1) million in the same prior year period.
Depreciation expense of $4.7 million in the first quarter of 2009 was unchanged from depreciation expense in the first quarter of 2008.
Amortization expense of $1.7 million in the first quarter of 2009 was unchanged from amortization expense in the same quarter of 2008.
The Company recorded management and transaction fees of $0.3 million for the first quarter of 2009 and recorded the same amount in the first quarter of 2008. The Company is obligated to pay management fees to a subsidiary of CHS for management services rendered in the amount of $58 thousand per month, plus out-of-pocket expenses, and to pay transaction fees to a subsidiary of OTPP for transaction services rendered in the amount of $26 thousand per month, plus out of pocket expenses, for each month commencing after March 31, 2004.
Other expense, net for the three months ended March 31, 2009 was an expense of $0.6 million compared to an expense of $0.3 million for the same period of 2008. The investment performance of securities held in the unqualified deferred compensation plan’s Rabbi Trust generated an expense of $0.2 million in first quarters of 2009 and 2008. The first quarter of 2009 also contained a charge of $0.4 million for termination and restructuring costs associated with the closing of the Albany distribution center and a reduction in the Company’s workforce in response to the national economic downturn.
Income from operations for the three months ended March 31, 2009 was $6.7 million, a decrease of $0.6 million from the same period of the prior year.
The Company’s condensed consolidated operating profit margin (income from operations as a percentage of net sales) decreased from 6.8% in the first quarter of 2008 to 6.0% in the same period of 2009. The decrease in the operating profit margin was primarily the result of a decrease in gross profit as a percentage of sales which was partially offset by a decrease in SG&A expenses and other operating expenses as a percentage of sales.
Interest expense, net, decreased $1.7 million to $3.8 million in the first quarter of 2009 from $5.5 million in the same period of 2008. The decrease in interest expense was the result of a decrease in the principal balance together with a decrease in the LIBOR borrowing rate on the Term B Loan.
Interest expense on the mandatorily redeemable preferred stock and management purchased options increased by $0.3 million due to compounding of interest to $2.9 million in the first quarter of 2009 from $2.6 million in the same prior year period.
The Company pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.2 million per annum in the aggregate. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. For the quarter ended March 31, 2008, the Company paid $3.2 million in interest on the Junior Subordinated Debentures, which is equivalent to the amount distributed by the Trust on the Trust Preferred Securities.
In order to retain capital, the Company’s Board of Directors determined to temporarily defer the payment of cash distributions to holders of Trust Preferred Securities beginning with the January 2009 distribution. The Company’s decision to defer the payment of distributions to holders of Trust Preferred Securities was designed to ensure that the Company preserve cash and maintain its compliance with the financial covenants contained in its Senior Credit and Subordinated Debt Agreements. Pursuant to the Indenture that governs the Trust Preferred Securities, the Company is able to defer distribution payments to holders of the Trust Preferred Securities for a period that cannot exceed 60 months (the “Deferral Period”). During the Deferral Period, the Company is required to accrue the full amount of all distributions payable, and such deferred distributions will be immediately payable by the Company at the end of the Deferral Period. In the first quarter of 2009, the Company accrued $3.2 million in interest payable to the Trust on the Junior Subordinated Debentures. The Company anticipates that it will defer distribution payments for a period not to exceed 6 months.
The Company also pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Common Securities at the rate of 11.6% per annum on their face amount of $3.3 million, or $0.4 million per annum in the aggregate. The Trust distributes an equivalent amount to the Company as a distribution on the underlying Trust Common Securities. For the three months ended March 31, 2009 and 2008, the Company paid $0.1 million interest on the Junior Subordinated Debentures, which is equivalent to the amounts received by the Company as investment income.
The Company recorded an income tax provision of $1.2 million on a pre-tax loss of $3.1 million in the first quarter of 2009 compared to an income tax benefit of $0.5 million on a pre-tax loss of $3.9 million in 2008. The effective income tax rates were -38.1% and 13.8% for the three months ended March 31, 2009 and 2008, respectively. The effective income tax rate differed from the federal statutory rate primarily as a result of the effect of non-deductible interest on the mandatorily redeemable Hillman Investment Company Class A Preferred stock and stock compensation expense recorded on the Preferred Options and Class B Common Stock. The non-deductible interest and compensation expense described above impacted the effective income tax rate from the federal statutory rate by -47.2% and -22.2% in the three months ended March 31, 2009 and 2008, respectively.
In the first quarter of 2009, the Company recorded a valuation reserve of $401 against the deferred tax asset related to a capital loss recognized in the period incurred by the Company’s non-qualified deferred compensation plan. This impacted the effective income tax rate from the federal statutory rate by (12.8%) in the three month period ended March 31, 2009. The remaining difference between the effective income tax rate and the federal statutory rates in both periods was primarily due to state and foreign income taxes.

Liquidity and Capital Resources
Cash Flows
The statements of cash flows reflect the changes in cash and cash equivalents for the three months ended March 31, 2009 and 2008 by classifying transactions into three major categories: operating, investing and financing activities.
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
Operating activities in the first three months of 2009 provided cash of $7.9 million, or an increase of $22.8 million, compared to the cash used of $14.9 million for the same period of 2008. Operating cash outflows have historically been higher in the first two fiscal quarters when selling volume, accounts receivable and inventory levels increase as the Company moves into the stronger spring and summer selling seasons. In the first three months of 2009, $9.6 million in cash was provided from the reduction of inventory levels, compared to cash used of $8.7 in the prior year period. At this point in 2008, the Company was in the midst of efforts to procure and sell product for the fulfillment of Lowe’s efforts to increase in-store minimum on-hand quantities. As a result, the 2009 inventory levels decreased in terms of both units and unit costs primarily as a result of the implementation of lean purchasing initiatives. In addition, the seasonal increase of accounts receivable was $12.3 million in the first three months of 2009 compared to $18.4 million in the prior year period.
Investing Activities
The principal recurring investing activities are property additions primarily for key duplicating machines. Net property additions for the first three months of 2009 were $2.5 million, a decrease of $1.6 million from the comparable period of 2008. The net property additions for the first three months of 2009 consisted of $1.4 million for key duplicating machines, $0.3 million for engraving machines and $0.8 million for computer software and equipment. The net property additions of $4.1 million in the first three months of 2008 consisted of $2.1 million for key duplicating machines, $0.8 million for engraving machines, and $1.2 million for computer software and equipment.
Financing Activities
Net cash used for financing activities in the three months ended March 31, 2009 was $8.6 million compared to cash provided of $9.0 million in the comparable period of 2008. The net cash generated from “Operating Activities” in 2009 together with cash on hand at the beginning of the year was used to fund the senior term loan repayments of $9.0 million in addition to the capital expenditures in “Investing Activities.” In the first quarter of 2008, the Company used its revolving credit facility to supplement its seasonal cash requirements.
Liquidity
The Company’s working capital position (defined as current assets less current liabilities) of $122.8 million at March 31, 2009 represents a decrease of $3.7 million from the December 31, 2008 level of $126.5 million. Working capital decreased as a result of the lower seasonal increase of accounts receivable of $12.3 million and the decrease in accounts payable of $3.2 million together with a decrease in cash of $3.2 million, a decrease in inventories of $9.6 million, an increase in interest payable of $4.6 million, an increase in other accrued expenses of $0.9 million and an increase in pricing allowances of $0.5 million. The Company’s current ratio (defined as current assets divided by current liabilities) decreased to 3.44x at March 31, 2009 from 3.66x at December 31, 2008.

Contractual Obligations
The Company’s contractual obligations in thousands of dollars as of March 31, 2009:

		Payments Due
		Less Than 1	1 to 3	3 to 5	More Than 5
	Total	Year	Years	Years	Years
Contractual Obligations
Junior Subordinated Debentures (1)	$116,012	$—	$—	$—	$116,012
Long Term Senior Term Loans	193,849	1,993	191,856	—	—
Bank Revolving Credit Facility	—	—	—	—	—
Long Term Unsecured Subordinated Notes	49,820	—	—	49,820	—
Interest Payments (2)	24,625	12,505	12,120	—	—
Operating Leases	37,576	7,770	10,412	6,807	12,587
Mandatorily Redeemable Preferred Stock	102,875	—	—	—	102,875
Management Purchased Options	6,205	—	—	—	6,205
Accrued Stock Based Compensation on Preferred Options	12,100	—	—	—	12,100
Deferred Compensation Obligations	2,335	133	266	266	1,670
Capital Lease Obligations	818	425	363	30	—
Other Long Term Obligations	2,629	1,102	777	194	556
FIN 48 Liabilities	2,872	—	—	—	2,872

Total Contractual Cash Obligations (3)	$551,716	$23,928	$215,794	$57,117	$254,877

(1)	The junior subordinated debentures liquidation value is approximately $108,707.

(2)	Interest payments for Long Term Senior Term Loans and Long Term Unsecured Subordinated Notes. Interest payments on the variable rate Long Term Senior Term Loans were calculated using actual interest rates as of March 31, 2009 and a LIBOR rate of 1.125% plus applicable margin of 2.75% thereafter.

(3)	All of the contractual obligations noted above are reflected on the Company’s condensed consolidated balance sheet as of March 31, 2009 except for the interest payments and operating leases. In addition to the contractual obligations above, the Company has issued certain equity securities to management shareholders with terms that allow them to be put back to the Company upon termination from employment, death or disability. The terms of the equity securities held by management limit cash distributions for puttable equity securities to an aggregate of $5.0 million per annum. As of March 31, 2009, no equity securities have been put back to the Company by management shareholders. See Note 9, Common and Preferred Stock, to the condensed consolidated financial statements for additional information.
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
As of March 31, 2009, the Company had no material purchase commitments for capital expenditures.

Borrowings
As of March 31, 2009, the Company had $34.4 million available under its $40.0 million revolving credit facility compared to availability of $33.9 million as of December 31, 2008. The availability under the revolving credit facility at March 31, 2009 was reduced by outstanding letters of credit of $5.6 million.
The Company had approximately $194.6 million of outstanding debt under its secured credit facilities at March 31, 2009, consisting of $193.8 million in a term loan and $0.8 million in capitalized lease and other obligations. The term loan consisted of a $193.8 million Term B Loan currently at a three (3) month LIBOR rate plus margin of 4.125%. The capitalized lease and other obligations were at various interest rates.
Interest on the Subordinated Debt Issuance of $47.5 million which matures September 30, 2011 was at a fixed rate of 13.5% per annum, with cash interest payments being required on a quarterly basis at a fixed rate of 11.25% commencing April 15, 2004. Effective July 21, 2006, the Subordinated Debt Agreement was amended to reduce the interest rate to a fixed rate of 10.0% payable quarterly. At March 31, 2009, the outstanding Subordinated Debt Issuance was $49.8 million.

The Company’s Senior Credit Agreement requires the maintenance of certain fixed charge, interest coverage and leverage ratios and limits the ability of the Company to incur debt, make investments, make dividend payments to holders of the Trust Preferred Securities or undertake certain other business activities. Upon the occurrence of an event of default under the credit agreements, all amounts outstanding, together with accrued interest, could be declared immediately due and payable by our lenders. Below are the calculations of the financial covenants with the Senior Credit Agreement requirement for the twelve trailing months ended March 31, 2009:

		Ratio
(dollars in 000’s)	Actual	Requirement
Fixed Charge Ratio
Adjusted EBITDA (1)	$77,358

Cash interest expense (2)	17,409
Interest on junior subordinated debentures	12,260
Capital expenditures, net of disposals	11,718
Scheduled principal payments	2,208
Tax payments, net	1,069

Total fixed charges	$44,664

Fixed charge ratio (must be above requirement)	1.73	1.15

Interest Coverage Ratio
Adjusted EBITDA (1)	$77,358

Cash interest expense (2)	$17,409

Interest coverage ratio (must be above requirement)	4.44	2.50

Leverage Ratio
Senior term loan balance	$193,849
Capital lease and other credit obligations	785
Subordinated notes	49,820

Total debt	$244,454

Adjusted EBITDA (1)	$77,358

Leverage ratio (must be below requirement)	3.16	3.25

(1)	Adjusted EBITDA is defined as income from operations ($47,152) plus depreciation ($17,817), amortization ($7,042), non-cash stock compensation expense ($3,943), foreign exchange gains or losses ($953) and other non recurring expenses ($451).

(2)	Includes cash interest expense on senior term loans, capitalized lease obligations and subordinated notes.
The Company had deferred tax assets aggregating $29.3 million, net of valuation allowance of $2.4 million, and deferred tax liabilities of $71.4 million as of March 31, 2009, as determined in accordance with SFAS 109. Management believes that the Company’s net deferred tax assets will be realized through the reversal of existing temporary differences between the financial statement and tax basis, as well as through future taxable income.
The Company was in compliance with all other provisions of the Senior Credit and Subordinated Debt Agreements as of March 31, 2009 and management believes the likelihood of default is remote.

Critical Accounting Policies and Estimates
Significant accounting policies and estimates are summarized in the notes to the condensed consolidated financial statements. Some accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate. Management believes these estimates and assumptions are reasonable based on the facts and circumstances as of March 31, 2009, however, actual results may differ from these estimates under different assumptions and circumstances.
We identified our critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations found in our Annual Report on Form 10-K for the year ended December 31, 2008. We believe there have been no changes in these critical accounting policies. We have summarized our critical accounting policies either in the notes to the condensed consolidated financial statements or below:
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
Accounts Receivable and Allowance for Doubtful Accounts:
The Company establishes the allowance for doubtful accounts using the specific identification method and also provides a reserve in the aggregate. The estimates for calculating the aggregate reserve are based on historical information. Increases to the allowance for doubtful accounts result in a corresponding expense. The allowance for doubtful accounts was $550 thousand as of March 31, 2009 and $544 thousand as of December 31, 2008.
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

The calculation of the fair value of the Class A Common Stock and Class B Common Stock as of March 31, 2009 and December 31, 2008 is detailed below:

	March 31,	December 31,
(dollars in 000’s, except per share amounts)	2009	2008
Trailing twelve fiscal months EBITDA (1)	$78,403	$77,391
Valuation Multiple (2)	8.0	8.0

Hillman Enterprise Value	627,224	619,128

Less:
Senior term loans	193,849	202,849
Bank revolving credit	—	—
Unsecured subordinated notes	49,820	49,820
Junior subordinated debentures redemption value, net (3)	105,446	105,446

Total Debt	349,115	358,115

Plus:
Cash	3,937	7,133

Less:
Accrued Hillman Investment Company Class A Preferred (4)	108,109	105,038
Accrued Hillman Class A Preferred (4)	159,008	154,297

	267,117	259,335

Common Equity Value	14,929	8,811
Liquidity & Minority Discount on Common Only (5)	4,479	2,643

Discounted Common Equity Value	10,450	6,168

Fully-diluted Common Shares outstanding	10,309	10,309

Fully-diluted Discounted Common Value Per Common Share	$1,014	$598

(1)	- EBITDA is calculated for the most recent four fiscal quarters as follows:

	March 31,	December 31,
	2009	2008
Income from operations	$47,152	$47,725
Depreciation and amortization	24,859	24,908
Management fees	1,045	1,043
Stock compensation expense	3,943	2,481
Exchange rate loss, net	953	980
Restructuring charges	365	—
Other adjustments	86	254

EBITDA	$78,403	$77,391

The other adjustments include one time legal and professional fees.

(2)	- The Company periodically reviews the valuation multiple used and notes that it is consistent with comparable multiples used for distribution companies.

(3)	- The value of the junior subordinated debentures is the redemption value of $25 per share.

(4)	- Redemption value of all preferred shares and options thereon, less any applicable strike price.

(5)	- Under the terms of the ESA agreement with management shareholders, the redemption of shares is subject to a discount given the lack of a public market for the shares. A 30% discount has applied to the equity value to adjust for the lack of an active market for the shares.

The enterprise value of the Company is determined based on the earnings before interest, taxes, depreciation and amortization adjusted for management fees, stock compensation costs, and other non-recurring general and administrative costs (“Adjusted EBITDA”) for the most recent twelve month period multiplied by a valuation multiple. As of March 31, 2009 and December 31, 2008, the Company has applied a valuation multiple of 8.0x to trailing twelve months Adjusted EBITDA in determining enterprise value. Management periodically reviews the appropriateness of this multiple and notes that it is consistent with comparable distribution companies.
A change of 0.1 in the valuation multiple used to calculate the enterprise value adjusts the per share fair value of the Class A Common Stock and the Class B Common Stock by $532 as of March 31, 2009 and $525 as of December 31, 2008.
The fair value of the Class A Preferred Stock Options and Hillman Investment Company Class A Preferred Stock Options is equal to the liquidation value of $1,000 per share plus all accumulated and unpaid dividends thereon less the applicable strike price. The aggregate fair value of the puttable Class A Preferred Stock Options and Hillman Investment Company Class A Preferred Stock Options was $10,416 at March 31, 2009 and $10,104 at December 31, 2008.
According to the ESA, the fair market value of the Class A Common Stock and the Class B Common Stock is to be determined by the Board of Directors using an enterprise basis and taking into account all relevant market factors.
See Note 9, Common and Preferred Stock, of the notes to the condensed consolidated financial statements for further information.
Stock-Based Compensation:
During the first quarter of fiscal 2006, the Company adopted the provisions of, and accounts for stock-based compensation in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified-prospective method under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding prior to the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures. See Note 10, Stock Based Compensation, of the notes to the condensed consolidated financial statements for further information.
Inventory Realization:
Inventories consisting predominantly of finished goods are valued at the lower of cost or market, cost being determined principally on the weighted average cost method. Excess and obsolete inventories are carried at net realizable value. The historical usage rate is the primary factor used by the Company in assessing the net realizable value of excess and obsolete inventory. A reduction in the carrying value of an inventory item from cost to market is recorded for inventory with no usage in the preceding twenty-four month period or with on hand quantities in excess of twenty-four months average usage. The inventory reserve amounts were $7.4 million as of March 31, 2009 and $6.1 million as of December 31, 2008.
Goodwill and Other Intangible Assets:
The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and intangibles with indefinite lives no longer be amortized, but instead be tested for impairment at least annually. If the carrying amount of goodwill is greater than the fair value, impairment may be present. The Company’s independent appraiser, John Cole, CPA, CVA, assists the Company in assessing the value of its goodwill based on a discounted cash flow model and multiple of earnings. Assumptions critical to the Company’s fair value estimates under the discounted cash flow model include the discount rate, projected average revenue growth and projected long-term growth rates in the determination of terminal values.
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
Long-Lived Assets:
Under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has evaluated its long-lived assets for financial impairment and will continue to evaluate them based on the estimated undiscounted future cash flows as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. As of March 31, 2009, the Company has not determined it necessary to record impairment charges to its long-lived assets.
Risk Insurance Reserves:
The Company self insures its product liability, automotive, worker’s compensation and general liability losses up to $250 thousand per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences in excess of $250 thousand up to $35 million. The two risk areas involving the most significant accounting estimates are workers’ compensation and automotive liability. Actuarial valuations performed by the Company’s outside risk insurance expert, Insurance Services Office, Inc., were used to form the basis for workers’ compensation and automotive liability loss reserves. The actuary contemplated the Company’s specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes the liability recorded for such risk insurance reserves is adequate as of March 31, 2009, but due to judgments inherent in the reserve estimation process it is possible the ultimate costs will differ from this estimate.
The Company self-insures its group health claims up to an annual stop loss limit of $200 thousand per participant. Aggregate coverage is maintained for annual group health insurance claims in excess of 125% of expected claims. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves. The Company believes the liability recorded for such insurance reserves is adequate as of March 31, 2009, but due to judgments inherent in the reserve estimation process it is possible the ultimate costs will differ from this estimate.
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
On August 28, 2006, the Company entered into an Interest Rate Swap Agreement (“2006 Swap”) with a two year term for a notional amount of $50 million. The Swap fixed the interest rate at 5.375% plus applicable interest rate margin. The 2006 Swap expired on August 28, 2008.
On August 29, 2008, the Company entered into an Interest Rate Swap Agreement (“2008 Swap”) with a three year term for a notional amount of $50 million. The 2008 Swap fixed the interest rate at 3.41% plus applicable rate margin.
Based on the Company’s exposure to variable rate borrowings at March 31, 2009, a one percent (1%) change in the weighted average interest rate for a period of one year would change the annual interest expense by approximately $1.4 million.
The Company is exposed to foreign exchange rate changes of the Canadian and Mexican currencies as it impacts the $4.2 million net asset value of its Canadian and Mexican subsidiaries as of March 31, 2009. Management considers the Company’s exposure to foreign currency translation gains or losses to be immaterial.
Item 4.
Controls and Procedures
Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, which included the matters discussed below, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period ended March 31, 2009, in ensuring that material information relating to The Hillman Companies, Inc. required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
DATE: May 15, 2009