Form 10-Q
period 2009-06-30
HILLMAN COMPANIES INC
filed 2009-08-14
CIK 1029831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
On August 14, 2009, there were 6,217.3 Class A Common Shares issued and outstanding, 1,000.0 Class B Common Shares issued and outstanding, 2,787.1 Class C Common Shares issued and outstanding, 82,192.8 Class A Preferred Shares issued and outstanding by the Registrant, 57,344.4 Class A Preferred Shares issued and outstanding by the Hillman Investment Company and 4,217,724 Trust Preferred Securities issued and outstanding by the Hillman Group Capital Trust. The Trust Preferred Securities trade on the NYSE Amex (formerly the American Stock Exchange) under symbol HLM.Pr.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
INDEX

		PAGE(S)
PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets	3-4
	Condensed Consolidated Statements of Operations	5-6
	Condensed Consolidated Statements of Cash Flows	7
	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)	8
	Notes to Condensed Consolidated Financial Statements	9-23
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24-41
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	42
Item 4.	Controls and Procedures	42

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3.	Defaults upon Senior Securities	43
Item 4.	Submission of Matters to a Vote of Security Holders	43
Item 5.	Other Information	43
Item 6.	Exhibits	43

SIGNATURES		44

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,713	$7,133
Restricted investments	133	282
Accounts receivable, net	68,451	53,390
Inventories, net	88,038	101,464
Deferred income taxes, net	8,217	8,395
Other current assets	3,023	3,424

Total current assets	190,575	174,088
Property and equipment, net	48,210	51,694
Goodwill	259,923	259,923
Other intangibles, net	150,016	153,553
Restricted investments	2,475	3,972
Deferred income taxes, net	541	485
Deferred financing fees, net	3,734	4,438
Investment in trust common securities	3,261	3,261
Other assets	1,078	1,380

Total assets	$659,813	$652,794

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$25,997	$25,410
Current portion of senior term loans	16,825	2,080
Current portion of capitalized lease and other obligations	364	225
Interest payable on junior subordinated debentures	6,265	—
Accrued expenses:
Salaries and wages	5,501	5,502
Pricing allowances	6,154	5,290
Income and other taxes	1,795	2,009
Interest	2,653	1,251
Deferred compensation	133	282
Other accrued expenses	7,063	5,512

Total current liabilities	72,750	47,561
Long term senior term loans	172,024	200,769
Long term capitalized lease and other obligations	281	175
Long term unsecured subordinated notes	49,820	49,820
Junior subordinated debentures	115,913	116,110
Mandatorily redeemable preferred stock	105,709	100,146
Management purchased preferred options	6,402	6,016
Deferred compensation	2,475	3,972
Deferred income taxes, net	55,087	50,068
Accrued dividends on preferred stock	66,857	58,708
Other non-current liabilities	16,496	15,131

Total liabilities	663,814	648,476

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 30,	December 31,
	2009	2008
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY (CONTINUED)

Common and preferred stock with put options:
Class A Preferred stock, $.01 par, $1,000 liquidation value, 238,889 shares authorized, 88.0 issued and outstanding	88	88

Class A Common stock, $.01 par, 23,141 shares authorized, 412 issued and outstanding	1,120	247

Class B Common stock, $.01 par, 2,500 shares authorized, 1,000 issued and outstanding	2,719	598

Commitments and contingencies (Note 5)

Stockholders’ (deficit) equity:
Preferred Stock:
Class A Preferred stock, $.01 par, $1,000 liquidation value, 238,889 shares authorized, 82,104.8 issued and outstanding	1	1
Common Stock:
Class A Common stock, $.01 par, 23,141 shares authorized, 5,805.3 issued and outstanding	—	—
Class C Common stock, $.01 par, 30,109 shares authorized, 2,787.1 issued and outstanding	—	—
Additional paid-in capital	20,186	29,209
Accumulated deficit	(26,639)	(24,240)
Accumulated other comprehensive loss	(1,476)	(1,585)

Total stockholders’ (deficit) equity	(7,928)	3,385

Total liabilities and stockholders’ (deficit) equity	$659,813	$652,794

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
FOR THE THREE MONTHS ENDED
(dollars in thousands)

	June 30,	June 30,
	2009	2008
Net sales	$123,813	$129,070
Cost of sales (exclusive of depreciation and amortization shown separately below)	61,109	64,818

Gross profit	62,704	64,252

Operating expenses:
Selling, general and administrative expenses	40,276	41,986
Depreciation	4,214	4,284
Amortization	1,809	1,778
Management and transaction fees to related party	256	267

Total operating expenses	46,555	48,315

Other income, net	166	89

Income from operations	16,315	16,026

Interest expense, net	3,300	5,298
Interest expense on mandatorily redeemable preferred stock and management purchased options	3,031	2,718
Interest expense on junior subordinated debentures	3,272	3,153
Investment income on trust common securities	(94)	(95)

Income before income taxes	6,806	4,952

Income tax provision	4,886	3,266

Net income	$1,920	$1,686

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
FOR THE SIX MONTHS ENDED
(dollars in thousands)

	June 30,	June 30,
	2009	2008

Net sales	$236,026	$235,866
Cost of sales (exclusive of depreciation and amortization shown separately below)	119,385	117,763

Gross profit	116,641	118,103

Operating expenses:
Selling, general and administrative expenses	80,216	81,541
Depreciation	8,892	8,980
Amortization	3,537	3,537
Management and transaction fees to related party	509	518

Total operating expenses	93,154	94,576

Other expense, net	(467)	(223)

Income from operations	23,020	23,304

Interest expense, net	7,128	10,761
Interest expense on mandatorily redeemable preferred stock and management purchased options	5,949	5,364
Interest expense on junior subordinated debentures	6,454	6,305
Investment income on trust common securities	(189)	(189)

Income before income taxes	3,678	1,063

Income tax provision	6,077	2,731

Net loss	$(2,399)	$(1,668)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE SIX MONTHS ENDED
(dollars in thousands)

	June 30,	June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(2,399)	$(1,668)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	12,429	12,517
Dispositions of property and equipment	55	66
Deferred income tax provision	5,141	2,275
Deferred financing and original issue discount amortization	507	443
Interest on mandatorily redeemable preferred stock and management purchased options	5,949	5,364
Changes in operating items:
Increase in accounts receivable, net	(15,061)	(25,986)
Decrease (increase) in inventories, net	13,426	(4,814)
Decrease (increase) in other assets	703	(950)
Increase in accounts payable	587	8,733
Increase in interest payable on junior subordinated debentures	6,265	1,019
Increase in other accrued liabilities	3,602	1,872
Other items, net	3,478	645

Net cash provided by (used for) operating activities	34,682	(484)

Cash flows from investing activities:
Capital expenditures	(5,347)	(7,656)

Net cash used for investing activities	(5,347)	(7,656)

Cash flows from financing activities:
Repayments of senior term loans	(14,000)	(7,930)
Borrowings of revolving credit loans	—	14,000
Repayments of revolving credit loans	—	(8,000)
Principal payments under capitalized lease obligations	(223)	(191)
Borrowings under other credit obligations	468	—

Net cash used for financing activities	(13,755)	(2,121)

Net increase (decrease) in cash and cash equivalents	15,580	(10,261)
Cash and cash equivalents at beginning of period	7,133	11,919

Cash and cash equivalents at end of period	$22,713	$1,658

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (Unaudited)

						Accumulated	Total
			Additional	Class A		Other	Stockholders’
	Common Stock		Paid-in	Preferred	Accumulated	Comprehensive	Equity
	Class A	Class C	Capital	Stock	Deficit	Loss	(Deficit)

Balance at December 31, 2008	$—	$—	$29,209	$1	$(24,240)	$(1,585)	$3,385

Net loss	—	—	—	—	(2,399)	—	(2,399)
Class A Common Stock FMV adjustment (2)	—	—	(873)	—	—	—	(873)
Dividends to shareholders	—	—	(8,150)	—	—	—	(8,150)
Change in cumulative foreign translation adjustment (1)	—	—	—	—	—	(96)	(96)
Change in derivative security value (1)	—	—	—	—	—	205	205

Balance at June 30, 2009	$—	$—	$20,186	$1	$(26,639)	$(1,476)	$(7,928)

(1)	The cumulative foreign translation adjustment and change in derivative security value, net of taxes, represent the only items of other comprehensive loss.

(2)	Company management controls 412 shares of Class A common stock which contain a put feature that allows redemption at the holder’s option. These shares are classified as temporary equity and have been adjusted to fair value in accordance with EITF Topic D-98, “Classification and Measurement of Redeemable Securities.” See Note 9 of condensed consolidated financial statements.
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
The accompanying unaudited condensed consolidated financial statements present information in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. Management believes the financial statements include all normal recurring accrual adjustments necessary for a fair presentation. Operating results for the six month period ended June 30, 2009 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report filed on Form 10-K for the year ended December 31, 2008.
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
2. Summary of Significant Accounting Policies:
Accounts Receivable and Allowance for Doubtful Accounts:
The Company establishes the allowance for doubtful accounts using the specific identification method and also provides a reserve in the aggregate. The estimates for calculating the aggregate reserve are based on historical collection experience. Increases to the allowance for doubtful accounts result in a corresponding expense. The allowance for doubtful accounts was $544 as of June 30, 2009 and $544 as of December 31, 2008.
Shipping and Handling:
The costs incurred to ship product to customers, including freight and handling expenses, are included in selling, general and administrative (“SG&A”) expenses on the Company’s statements of operations. The Company’s shipping and handling costs included in SG&A were $4,161, $5,436, $7,966, and $10,054 for the three and six months ended June 30, 2009 and 2008, respectively.
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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
3. Recent Accounting Pronouncements:
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 160 (“SFAS 160”), “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”. SFAS 160 requires the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated balance sheet as a component of shareholders’ equity. It also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of this standard did not have a material effect on its consolidated results of operations or financial position.
In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations”. SFAS 141R requires that the acquisition method be applied to all business combinations and it establishes requirements for the recognition and measurement of the acquired assets and liabilities by the acquiring company. Further, it requires that costs incurred to complete any acquisition be recognized as expense in the consolidated statement of income. SFAS 141R also requires that contingent assets and liabilities be recorded at fair value and marked to market quarterly until they are settled, with any changes to the fair value to be recorded as income or expense in the consolidated statement of income. SFAS 141R is effective for any business combinations that are completed subsequent to December 31, 2008. For new business combinations made following the adoption of SFAS 141R, significant costs directly related to the acquisition including legal, audit and other fees, as well as acquisition related restructuring, will have to be expensed as incurred rather than recorded to goodwill as was generally permitted under SFAS 141. Additionally, contingent purchase price arrangements will be re-measured to estimated fair value with the impact reported in earnings, whereas under present rules the contingent purchase consideration is recorded to goodwill when determined. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Company has not made an acquisition or business combination in 2009 for which the provisions of SFAS 141R would apply.
In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141(R)-1”). FSP 141(R)-1 requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with FASB Statement No. 5, “Accounting for Contingencies,” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss.” FSP 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company has not made an acquisition or business combination in 2009 for which the provisions of FSP 141(R)-1 would apply.
In May 2008, the FASB issued SFAS No. 162 (“SFAS 162”), “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies the sources of accounting principles and the framework, or hierarchy, for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. This statement is effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company is currently assessing the impact of SFAS 162 on its consolidated financial statements.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
3. Recent Accounting Pronouncements (continued):
Effective January 1, 2009, the Company adopted FASB SFAS No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities”. SFAS 161 requires expanded disclosure about the Company’s hedging activities and use of derivative instruments in its hedging activities. SFAS 161 is effective for fiscal years beginning on or after December 15, 2008 and for interim periods within those fiscal years. The adoption of SFAS 161 did not have a material impact on the Company’s financial position or results of operations.
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
In April 2009, the FASB issued FASB Staff Position FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 changes the method for determining whether an other-than-temporary impairment exists for debt securities and for determining the amount of an impairment charge to be recorded in earnings. The FSP is effective for interim and fiscal periods ending after June 15, 2009. FSP FAS 115-2 and FAS 124-2 is effective for the Company beginning with its Quarterly Report on Form 10-Q for the three and six months ended June 30, 2009, and will be applied prospectively. The adoption of FSP FAS 115-2 and FAS 124-2 had no impact on the Company’s consolidated results of operations and financial condition.
In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides application guidance addressing the determination of (a) when a market for an asset or a liability is active or inactive and (b) when a particular transaction is distressed. FSP FAS 157-4 is required to be applied prospectively and does not allow retrospective application. FSP FAS 157-4 is effective for interim and fiscal periods ending after June 15, 2009. FSP FAS 157-4 was effective for the Company beginning with its Quarterly Report on Form 10-Q for the three and six months ended June 30, 2009, and will be applied prospectively. The adoption of FSP FAS 157-4 had no impact on the Company’s consolidated results of operations and financial condition.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which requires that publicly traded companies include the fair value disclosures required by SFAS No. 107 in their interim financial statements. FSP FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009, and was effective for the Company beginning with its Quarterly Report on Form 10-Q for the three and six months ended June 30, 2009, and will be applied prospectively. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on the Company’s consolidated results of operations and financial condition.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
3. Recent Accounting Pronouncements (continued):
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes authoritative accounting and disclosure guidance for recognized and non-recognized subsequent events that occur after the balance sheet date but before financial statements are issued. SFAS 165 also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 was effective for the Company beginning with the Quarterly Report on Form 10-Q for the three and six months ended June 30, 2009, and will be applied prospectively. The adoption of SFAS 165 had no impact on the Company’s consolidated results of operations and financial condition.
In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”). The new standard eliminates the concept of a “qualifying special-purpose entity,” clarifies when a transferor of financial assets has surrendered control over the transferred financial assets, defines specific conditions for reporting a transfer of a portion of a financial asset as a sale, requires that a transferor recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer of financial assets accounted for as a sale, and requires enhanced disclosures to provide financial statement users with greater transparency about a transferor’s continuing involvement with transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact, if any, that SFAS 166 will have on its consolidated results of operations and financial condition.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167, among other things, requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a variable interest entity (“VIE”); requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE; requires enhanced disclosures about an enterprise’s involvement with a VIE; and amends certain guidance for determining whether an entity is a VIE. SFAS 167 will be effective for the Company on January 1, 2010, and will be applied prospectively. Under SFAS 167, a VIE must be consolidated if the enterprise has both (a) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company is evaluating the impact that the adoption of SFAS 167 will have on its consolidated financial statements. The Company does not expect the adoption of SFAS 167 to have a material impact on its consolidated results of operations and financial condition.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles: a replacement of FASB Statement No. 162” (“SFAS 168”). This Statement establishes two levels of U.S. generally accepted accounting principles (“GAAP”) — authoritative and non-authoritative. The FASB Accounting Standards Codification (“ASC”) will become the source of authoritative, non-governmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”). SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009, and will be adopted by the Company in the third quarter of 2009. The Company does not expect the adoption of SFAS 168 will have a material impact on its consolidated results of operations and financial condition.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
4. Other Intangibles, net:
Intangible assets are amortized over their useful lives. Other intangibles, net as of June 30, 2009 and December 31, 2008 consist of the following:

	Estimated
	Useful Life	June 30,	December 31,
	(Years)	2009	2008
Customer relationships — Hillman	23	$126,651	$126,651
Customer relationships — All Points	15	555	555
Trademarks	Indefinite	47,394	47,394
Patents	9	7,960	7,960
Non-compete agreements	4	5,742	5,742

Intangible assets, gross		188,302	188,302
Less: Accumulated amortization		38,286	34,749

Other intangibles, net		$150,016	$153,553

Intangible assets are subject to lower of cost or market impairment testing in the event the Company determines that an impairment triggering event has occurred as defined by FASB Statements of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” and No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
The Company’s amortization expense for amortizable assets for the three months ended June 30, 2009 and 2008 was $1,809 and $1,778, respectively. The Company’s amortization expense for amortizable assets for the six months ending June 30, 2009 and 2008 was $3,537 and $3,537, respectively. For the years ended December 31, 2009, 2010, 2011, 2012, 2013, and 2014, amortization expense for amortizable assets is estimated to be $6,912, $6,428, $6,428, $6,428, $5,764 and $5,544, respectively.
5. Commitments and Contingencies:
The Company self insures its product liability, automotive, worker’s compensation and general liability losses up to $250 per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences in excess of $250 up to $35,000. The two risk areas involving the most significant accounting estimates are workers’ compensation and automotive liability. Actuarial valuations performed by the Company’s outside risk insurance expert, Insurance Services Office, Inc., were used to form the basis for workers’ compensation and automotive liability loss reserves. The actuary contemplated the Company’s specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes the liability of approximately $2,090 recorded for such risk insurance reserves is adequate as of June 30, 2009, but due to judgments inherent in the reserve estimation process, it is possible the ultimate costs will differ from this estimate.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
5. Commitments and Contingencies (continued):
As of June 30, 2009, the Company has provided certain vendors and insurers letters of credit aggregating $5,487 related to its product purchases and insurance coverage of product liability, workers compensation and general liability. The Company self-insures its group health claims up to an annual stop loss limit of $200 per participant. Aggregate coverage is maintained for annual group health insurance claims in excess of 125% of expected claims. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves. Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claim data. The Company believes the liability of approximately $1,717 recorded for such group health insurance reserves is adequate as of June 30, 2009, but due to judgments inherent in the reserve estimation process, it is possible the ultimate costs will differ from this estimate.
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
6. Related Party Transactions:
The Company is obligated to pay management fees to a subsidiary of Code Hennessy & Simmons LLC (“CHS”) which owns 49.1% of the Company’s outstanding common stock and 54.5% of the Company’s voting common stock in the amount of $58 per month. The Company is also obligated to pay transaction fees to a subsidiary of Ontario Teacher’s Pension Plan (“OTPP”) which owns 27.9% of the Company’s outstanding common stock and 31.0% of the Company’s voting common stock in the amount of $26 per month, plus out of pocket expenses. The Company has recorded management and transaction fee charges and expenses from CHS and OTPP of $256, $267, $509, and $518 for the three and six month periods ended June 30, 2009 and 2008, respectively.
Gregory Mann and Gabrielle Mann are employed by the All Points division of Hillman as President and Vice President, respectively. All Points leases an industrial warehouse and office facility from companies under the control of the Mann’s. The Company has recorded rental expense for the lease of this facility on an arms length basis in the amount of $75, $75, $151 and $151 for the three and six month periods ended June 30, 2009 and 2008, respectively.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
7. Income Taxes:
The Company’s policy is to estimate income taxes for interim periods based on estimated annual effective tax rates. These are derived, in part, from expected pre-tax income. However, the income tax provisions for the three and six month periods ended June 30, 2009 have been computed on a discrete period basis. This is due to the Company’s variability in income between quarters combined with the large permanent book versus tax differences and the relatively low pre-tax income. This creates the inability to reliably estimate pre-tax income for the remainder of the year. Accordingly, the interim tax provisions for the three and six month periods ended June 30, 2009 were calculated by multiplying pre-tax earnings, adjusted for permanent book versus tax basis differences, by the statutory income tax rate.
The effective income tax rate was 165.2% and 256.9% for the first six months ended June 30, 2009 and 2008, respectively. In addition to the effect of state taxes, the effective income tax rate differed from the federal statutory rate primarily due to the effect of nondeductible interest on mandatorily redeemable preferred stock and stock compensation expense.
The Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” as of January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $2,868 decrease in the deferred tax asset related to the future tax benefit of the Company’s net operating loss carryforward. There was a corresponding adjustment of a $1,438 decrease in the January 1, 2007 balance of accumulated deficit and a $1,430 reduction in the Company’s uncertain tax position reserve. Also, as a result of the adoption of FIN 48, the Company’s uncertain tax position reserve was reduced an additional $608, all of which was recorded as a reduction of the goodwill recorded in the 2004 Merger Transaction. As of June 30, 2009, $2,875 of the gross unrecognized tax benefit would impact the effective tax rate if recognized. There was an adjustment of $4 in the FIN 48 reserve for the six months ended June 30, 2009 due to a change in the Company’s state effective tax rate.
The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. In conjunction with the adoption of FIN 48, the Company did not recognize an adjustment for interest or penalties in its financial statements due to its net operating loss position. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to June 30, 2010.
The Company files a consolidated income tax return in the United States and numerous consolidated and separate income tax returns in various states and foreign jurisdictions. As of June 30, 2009, with few exceptions, the Company is no longer subject to U.S. federal, state and foreign tax examinations by tax authorities for tax years prior to 2005.

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
In connection with the Merger Transaction, certain members of management entered into an Executive Securities Agreement (“ESA”). The ESA provides for the method and terms under which management proceeds were invested in the Company. Under the terms of the ESA, management shareholders have the right to put their Class A Common Stock and Class B Common Stock back to the Company at fair value if employment is terminated for other than cause. If terminated for cause, the management shareholders can generally put the Class A Common Stock and Class B Common Stock back to the Company for the lower of the fair value or cost. The SEC’s Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stock,” requires certain securities whose redemption is not in the control of the issuer to be classified outside of permanent equity. The put feature embedded in management’s Class A Common Stock and Class B Common Stock allows redemption at the holder’s option if employment is terminated for other than cause, resignation by the executive security holder, death, disability or retirement at age 61. Accordingly, management’s 412 Class A Common Stock shares and 1,000 Class B Common Stock shares have been classified between liabilities and stockholder’s equity in the accompanying condensed consolidated balance sheet. The fair value and cost of the Class A Common Stock subject to the put feature were $1,120 and $417, respectively at June 30, 2009 and $247 and $417, respectively at December 31, 2008. The fair value and cost of the Class B Common Stock subject to the put feature were $2,719 and $1,000, respectively at June 30, 2009 and $598 and $1,000, respectively at December 31, 2008.
EITF Topic D-98, “Classification and Measurement of Redeemable Securities,” requires securities that are either currently redeemable or where redemption is probable to be marked to redemption value with a corresponding charge to accumulated paid in capital. The ESA allows the management shareholders to put, or redeem, the Class A Common Stock back to the Company if terminated for other than cause. Under the terms of the ESA, the redemption value of the Class A Common Stock is equal to the fair value as determined by the Board of Directors. Accordingly, the Class A Common stock has been adjusted to its fair value of $1,120 as of June 30, 2009 with a corresponding decrease in additional paid-in capital of $702.
The repurchase feature of the Class B Common Stock triggers liability accounting treatment under SFAS 123(R), “Accounting for Stock Based Compensation”. See Note 9, Stock-Based Compensation, for further information.
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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
8. Common and Preferred Stock: (continued)
Preferred Stock:
The Company has 238,889 authorized shares of Class A Preferred Stock, 82,192.8 of which are issued and outstanding and 13,450.7 of which are reserved for issuance upon the exercise of options to purchase shares of Class A Preferred Stock. Holders of Class A Preferred Stock are not entitled to any voting rights. Holders of Class A Preferred Stock are entitled to preferential dividends that shall accrue on a daily basis at the rate of 11.5% per annum of the sum of the Liquidation Value (as defined in the Restated Certificate of Incorporation) plus all accumulated and unpaid dividends thereon. At June 30, 2009, the Liquidation Value including accumulated and unpaid dividends was $1,813 per share.
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
The Hillman Investment Company Class A Preferred Stock is mandatorily redeemable on March 31, 2028 and in accordance with Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (“SFAS 150”) has been classified as debt in the accompanying condensed consolidated balance sheets. The Hillman Investment Company Class A Preferred Stock is redeemable at its liquidation value of $1,000 per share plus all accumulated and unpaid dividends. Dividends on the mandatorily redeemable Class A Preferred Stock were $2,706, $2,428, $5,311 and $4,790 for the three and six months ended June 30, 2009 and 2008, respectively. The dividends on the mandatorily redeemable Class A Preferred Stock are recorded as interest expense in the accompanying condensed consolidated statements of operations. At June 30, 2009, the liquidation value including accumulated and unpaid dividends was $1,768 per share.
The Company incurred $2,415 in financing fees in connection with the issuance of the Hillman Investment Company Class A Preferred Stock. The financing fees were capitalized and will be amortized over the redemption period using the effective interest method. Interest expense of $9 and $18 was included in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2009, respectively.
Management believes the liquidation value of the Class A Preferred Stock and the Hillman Investment Company Class A Preferred Stock, including accumulated and unpaid dividends, approximates fair value at June 30, 2009.
Under the terms of the Company’s Senior Credit Agreement, dividend payments on equity securities are restricted. Dividends to officers and directors are allowable under certain circumstances up to a limit of $2,000 per year.
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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
8. Common and Preferred Stock: (continued)
Under the terms of the ESA, the executive has the right to put the Class A Preferred Stock, the Hillman Investment Company Class A Preferred Stock and the Class A Common Stock back to the Company at fair value if employment is terminated for other than cause. If terminated for cause, the shares can be put back to the Company for the lower of cost or the fair value. As discussed above, the put feature embedded in the Class A Preferred Stock and the Class A Common Stock requires classification outside permanent equity. Accordingly, the Class A Preferred Stock and the Class A Common Stock have been classified between liabilities and stockholder’s (deficit) equity in the accompanying condensed consolidated balance sheet.
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
SFAS 150 requires the initial and subsequent valuations of the Purchased Options be measured at fair value with the change in fair value recognized as interest expense. For the three and six months ended June 30, 2009 and 2008, interest expense of $325, $291, $638 and $574 was recorded, respectively, in the accompanying condensed consolidated statements of operations to recognize the increase in fair value of the Purchased Options.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
8. Common and Preferred Stock: (continued)
The table below reconciles the components of the Preferred Stock and the Purchased Options to the accompanying condensed consolidated balance sheets:

	June 30,	December 31,
	2009	2008

Hillman Investment Company Class A Preferred Stock	$57,344	$57,344
Purchased Options — Hillman Investment Company Class A Preferred Stock	2,254	2,254
Accumulated and unpaid dividends	46,111	40,548

Total mandatorily redeemable preferred stock	$105,709	$100,146

Purchased Options — Hillman Companies, Inc. Class A Preferred Stock	$3,230	$3,230
Accumulated and unpaid dividends	3,172	2,786

Total management purchased preferred options	$6,402	$6,016

9. Stock-Based Compensation:
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
Common Option Plan:
On March 31, 2004, the Company adopted the 2004 Stock Option Plan (“Common Option Plan”) following Board of Director (“Board”) and shareholder approval. Grants under the Common Option Plan will consist of non-qualified stock options for the purchase of Class B Common Shares. The number of Class B Common Shares authorized for issuance under the Common Option Plan is not to exceed 356.41 shares. Unless otherwise consented to by the Board, the aggregate number of Class B Common Shares for which options may be granted under the Common Option Plan cannot exceed 71.28 in any one calendar year. The Common Option Plan is administered by a Committee of the Board. This Committee determines the term of each option, provided that the exercise period may not exceed ten years from date of grant. The Class B Common Options vest over two years with 50% vesting on each anniversary of the date of grant.

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
SFAS 123(R) allows nonpublic entities to make a policy decision as to whether to measure its liability awards at fair value or intrinsic value. Management has determined the lack of an active market, trading restrictions and absence of any trading history preclude the reasonable estimate of fair value. Regardless of the valuation method selected under SFAS 123(R), a nonpublic entity is required to re-measure its liabilities under share based payment awards at each reporting date until settlement. Accordingly, the Company has elected to use the intrinsic value method to value the Preferred Options at the end of each reporting period pro-rated for the portion of the service period rendered. For the three and six months ended June 30, 2009 and 2008, compensation expense of $798, $876, $1,679 and $1,705, respectively, was recognized in the accompanying condensed consolidated statements of operations.
At June 30, 2009, the aggregate intrinsic value of the outstanding Preferred Options was $12,898, and the intrinsic value of the exercisable Preferred Options was $12,898. The value of the Preferred Options is included under other non-current liabilities on the accompanying condensed consolidated balance sheets.
Class B Shares:
The SEC’s Staff Accounting Bulletin Topic 14 requires share based payment instruments classified as temporary equity to be adjusted at each balance sheet date to an amount that is based on the redemption amount of the instrument taking into account the proportion of consideration received in the form of employee services. All of the outstanding shares of Class B Common Stock are subject to vesting over five years with 20% of the shares vesting on each anniversary of the Merger Transaction. Vested shares of the Class B Common Stock can be put back to the Company at fair value upon termination. Unvested shares of the Class B Common Stock are puttable at the lesser of fair value or cost. Accordingly, the value of the Class B common shares is adjusted at each balance sheet date to fair value for the proportion of consideration received in the form of employee service plus an amount equal to the lesser of fair value or original cost for the proportion of the Class B common shares for which employee service has not been recognized. The proportion of consideration recognized is based on the percentage of employee services for each of the 5 vesting periods. On a

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
9. Stock-Based Compensation: (continued)
weighted average basis, the proportion of service deemed to have been earned for the Class B Common Shares was 100% at June 30, 2009.
There have been no grants or forfeitures of shares of Class B Common Stock since the Merger Transaction. At June 30, 2009, there were 1000 Class B Common shares vested with a fair value of $2,719.1 per share. For the three and six month periods ended June 30, 2009 and 2008, compensation expense (income) of $1,705, ($117), $2,121 and ($1,164), respectively, was recorded in the accompanying condensed consolidated statements of operations.
10. Derivatives and Hedging:
The Company uses derivative financial instruments to manage its exposures to interest rate fluctuations on its floating rate senior debt. The derivative instruments are accounted for pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and SFAS No. 161,“Disclosures about Derivative Instruments and Hedging Activities.” As amended, SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change, unless the derivative qualifies as an effective hedge that offsets certain exposures.
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
The 2008 Swap was designated as a cash flow hedge, and the fair value at June 30, 2009 was $(1,252), net of $787 in taxes. The 2008 Swap was reported on the condensed consolidated balance sheet in other non-current liabilities with a related deferred charge recorded as a component of other comprehensive income in shareholders’ equity.
11. Fair Value Measurements:
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
11. Fair Value Measurements: (continued)
The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the period, by level, within the fair value hierarchy:

	Fair Value Measurement
	at June 30, 2009
	Level 1	Level 2	Level 3	Total
Trading securities	$2,608	$—	$—	$2,608
Interest rate swap	—	(1,252)	—	(1,252)
Trading securities are valued using quoted prices on an active exchange. Trading securities represent assets held in a Rabbi Trust to fund deferred compensation liabilities and are included as restricted investments on the accompanying condensed consolidated balance sheets. For the six months ended June 30, 2009, the unrealized losses on these securities of $79 were recorded as other expense. An offsetting entry, for the same amount, decreasing the deferred compensation liability and compensation expense within SG&A was also recorded. For the six months ended June 30, 2008, the unrealized losses on these securities of $281 were recorded as other expense. An offsetting entry, for the same amount, decreasing the deferred compensation liability and compensation expense within SG&A was also recorded.
The Company utilizes interest rate swap contracts to manage its targeted mix of fixed and floating rate debt, and these swaps are valued using observable benchmark rates at commonly quoted intervals for the full term of the swaps. The 2008 Swap was included in other non-current liabilities as of June 30, 2009 on the accompanying condensed consolidated balance sheet.
12. Subsequent Event
The Company’s management has evaluated potential subsequent events for recording and / or disclosure through August 14, 2009, the date the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 was filed. Except for the following item, there were no items requiring disclosure.
Effective August 7, 2009 the Company, through the Hillman Group, entered into an Amended and Restated Credit Agreement which amended its revolving credit and senior term loan (“Amended Senior Credit Agreement”). Lenders representing 82.3% of the outstanding balance of the revolving credit and term loan consented to the Amended Senior Credit Agreement (“Consenting Lenders”). For the 17.7% of Lender commitments which did not consent to the amendment (“Non-Consenting Lenders) pricing and amortization of the term loan remain unchanged. Under the terms of the Amended Senior Credit Agreement the Consenting Lenders agreed to extend the Senior Credit Agreement to March 31, 2012. Amortization of the Term Loan will be 1.5% per quarter beginning September 1, 2009, with the remainder due at maturity. Pricing on the Term Loan is increased from LIBOR plus a margin of 2.75% to LIBOR plus a margin of 4.50%. The fixed charge and interest coverage covenants are extended for 12 months while the leverage covenant is extended 12 months and increased 0.25 to 3.0 times from March 31, 2010 to March 31, 2012. Additionally, the amendment includes a $30 million delayed draw term loan (“Delayed Draw”) which can be used only to fund all or a portion of the amortization payments for the Non-Consenting Lenders. The Delayed Draw pricing, covenants, terms and conditions are the same as under the Amended Senior Credit Agreement.
The Amended Senior Credit Agreement extends the Revolver credit line to March 31, 2012 and reduces it to $20 million. Pricing on the Revolver credit line is increased from LIBOR plus a margin of 2.75% to LIBOR plus a margin of 4.50% and the unused commitment fee is increased 25 basis points to 75 basis points.
In connection with the Amended Senior Credit Agreement, the Subordinated Debt agreement is amended to extend the maturity date to September 30, 2012 and increase the interest rate from 10.0% to 12.5%. Covenant levels are extended and modified consistent with the Senior Credit Agreement.

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
Effective July 21, 2006, the Subordinated Debt Issuance was amended to reduce the interest rate to a fixed rate of 10.0% payable quarterly. In addition, financial covenants were revised consistent with the changes to the amended and restated Senior Credit Agreement. The reduction in the interest rate was retroactive to May 15, 2006. During the third quarter of 2006, the Company wrote off $0.7 million in deferred financing fees in connection with the amended Subordinated Debt Issuance. On May 6, 2009, a group of investors, including affiliates of AEA Investors LP, CIG & Co. and several private investors, assumed the unsecured subordinated notes previously held by Allied Capital.

The Company pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.2 million per annum in the aggregate. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. In December 2008, the Company’s Board of Directors determined to temporarily defer the payment of cash distributions to holders of Trust Preferred Securities beginning with the January 2009 distribution. The Company’s decision to defer the payment of distributions to holders of Trust Preferred Securities was designed to ensure that the Company preserved cash and maintained compliance with the financial covenants contained in its Senior Credit and Subordinated Debt Agreements. Pursuant to the Indenture that governs the Trust Preferred Securities, the Company is able to defer distribution payments to holders of the Trust Preferred Securities for a period that cannot exceed 60 months (the “Deferral Period”). During the Deferral Period, the Company is required to accrue the full amount of all distributions payable, and such deferred distributions will be immediately payable by the Company at the end of the Deferral Period. The Company ended the Deferral Period and paid all deferred distributions to holders of the Trust Preferred Securities on July 31, 2009.
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
Effective August 7, 2009 the Company, through the Hillman Group, amended it revolving credit and senior term loan (“Amended Senior Credit Agreement”). Lenders representing 82.3% of the outstanding balance of the revolving credit and term loan consented to the Amended Senior Credit Agreement (“Consenting Lenders”). For the 17.7% of Lender commitments which did not consent to the amendment (“Non-Consenting Lenders) pricing and amortization of the term loan remain unchanged. Under the terms of the Amended Senior Credit Agreement the Consenting Lenders agreed to extend the Senior Credit Agreement to March 31, 2012. Amortization of the Term Loan will be 1.5% per quarter beginning September 1, 2009 with the remainder due at maturity. Pricing on the Term Loan was increased from LIBOR plus a margin of 2.75% to LIBOR plus a margin of 4.50%. The fixed charge and interest coverage covenants were extended for 12 months while the leverage covenant was extended 12 months and increased 0.25 to 3.0 times from March 31, 2010 to March 31, 2012. Additionally, the amendment included a $30 million delayed draw term loan (“Delayed Draw”) which can be used only to fund all or a portion of the amortization payments for the Non-Consenting Lenders. The Delayed Draw pricing, covenants, terms and conditions are the same as the amended Senior Credit Agreement.
The Revolver credit line is extended to March 31, 2012 and reduced to $20 million. Pricing on the Revolver credit line will increase to LIBOR plus a margin of 4.50% and the unused commitment fee was increased 25 basis points to 75 basis points.
In connection with the amendment to the Senior Credit Agreement, the Subordinated Debt agreement was amended to extend the maturity date to September 30, 2012 and increase the interest rate from 10.0% to 12.5%. Covenant levels were extended and modified consistent with the Senior Credit Agreement.

Results of Operations
Sales and Profitability for the Three Months Ended June 30,

	(dollars in thousands)
	2009		2008
		% of		% of
	Amount	Total	Amount	Total
Net sales	$123,813	100.0%	$129,070	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	61,109	49.4%	64,818	50.2%

Gross profit	62,704	50.6%	64,252	49.8%

Operating expenses:
Selling	19,174	15.5%	20,759	16.1%
Warehouse & delivery	12,478	10.1%	14,866	11.5%
General & administrative	6,120	4.9%	5,638	4.4%
Stock compensation expense	2,504	2.0%	723	0.6%

Total SG&A	40,276	32.5%	41,986	32.5%
Depreciation	4,214	3.4%	4,284	3.3%
Amortization	1,809	1.5%	1,778	1.4%
Management and transaction fees to related party	256	0.2%	267	0.2%

Total operating expenses	46,555	37.6%	48,315	37.4%

Other income, net	166	0.1%	89	0.1%

Income from operations	16,315	13.2%	16,026	12.4%

Interest expense, net	3,300	2.7%	5,298	4.1%
Interest expense on mandatorily redeemable preferred stock & management purchased options	3,031	2.4%	2,718	2.1%
Interest expense on junior subordinated notes	3,272	2.6%	3,153	2.4%
Investment income on trust common securities	(94)	-0.1%	(95)	-0.1%

Income before income taxes	6,806	5.5%	4,952	3.8%

Income tax provision	4,886	3.9%	3,266	2.5%

Net income	$1,920	1.6%	$1,686	1.3%

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
The Company’s business is impacted by general economic conditions in the U.S., particularly the retail markets including hardware stores, home centers, mass merchants, and other retailers. In recent quarters, operations have been negatively impacted by the general downturn in the U.S. economy, including higher unemployment figures, and the contraction of the retail market. Although there have been certain signs of improvement in the economy, generally such conditions are not expected to improve significantly in the near term and may have the effect of reducing consumer spending which could adversely affect our results of operations during the remainder of this year or beyond.
The Company is sensitive to inflation or deflation present in the economies of the United States and foreign suppliers located primarily in Taiwan and China. For the last several years, the rapid growth in China’s economic activity produced significantly rising costs of certain imported fastener products. In addition, the cost of commodities such as copper, zinc, aluminum, nickel, and plastics used in the manufacture of other Company products increased sharply. Further, increases in the cost of diesel fuel contributed to transportation rate increases. The trend of rising commodity costs accelerated in the first half of 2008. In the latter half of 2008 and the first half of 2009, national and international economic difficulties began a reversal of the trend of rising costs for our products and commodities used in the manufacture of our products, including a decrease in the cost of oil and diesel fuel. While inflation and resulting cost increases over a period of years would result in significant increases in inventory costs and operating expenses, the opposite is true when exposed to a prolonged period of cost decreases. The ability of the Company’s operating divisions to institute price increases and seek price concessions, as appropriate, is dependent on competitive market conditions.
Three Months Ended June 30, 2009 and 2008
The Company had net sales of $123.8 million in the second quarter of 2009, a decrease of $5.3 million or 4.1% from the second quarter of 2008. The sales in every division for the second fiscal quarter of 2008 benefited from one additional business day, which generated approximately $2.0 million in sales, when compared to the second fiscal quarter of 2009.
As a result of the contraction in the residential construction market and negative economic conditions impacting our retail customers, the sales to warehouse customers, All Points customers, and traditional franchise and independent accounts (“F&I”) decreased $1.5 million, $1.4 million and $1.3 million, respectively, from the prior year period. Sales of engraving products decreased $0.8 million in the second quarter of 2009 primarily as a result of the reduced sales at the large national pet retailers. The sales of national accounts decreased $0.6 million in the second quarter of 2009 as compared to the second quarter of 2008 primarily as a result of decreased sales of keys to Walmart and Home Depot, together with decreased sales of threaded rod to Lowe’s. These sale declines were partially offset by new programs which provided higher sales of fasteners to Lowe’s and Menards and a substantial increase in LNS sales to Home Depot.
The sales of the Canadian division were $2.0 million in the second quarter of 2009, an increase of $0.5 million from the prior year period, primarily as a result of increased sales of builders hardware to Canadian Tire. The sales of the Mexican division were $1.3 million in the second quarter of 2009, an increase of $0.3 million as a result of new product offerings and new store openings by Home Depot Mexico. Other sales to regional, commercial industrial, direct marketing, and Latin American accounts decreased $0.5 million to $10.4 million in the second quarter of 2009 from $10.9 million in the same period of 2008.

The Company’s gross profit percentage was 50.6% in the second quarter of 2009 compared to 49.8% in the second quarter of 2008. In the second half of 2008 and early 2009, the Company was able to procure inventory items at lower unit costs than the prior six months as a result of decreased prices for commodities such as steel, plastics, aluminum, nickel, copper, and zinc. In particular, the cost of steel based fasteners sourced primarily from Taiwan and China have returned to the levels prior to the significant price spikes seen in the second and third quarters of 2008. The Company was able to implement pricing actions during 2008 to recoup a portion of the cost increases received from suppliers. The Company anticipates that the average inventory unit costs will stabilize in the second half of this year.
The Company’s selling, general and administrative expenses (“SG&A”) of $40.3 million in the second quarter of 2009 were approximately $1.8 million less than the prior year period. Selling expenses decreased $1.6 million or 7.6% primarily as a result of headcount reductions and the reduced commissions on lower F&I sales together with reduced auto and travel related expenses to provide service and merchandising to our customers. These costs were partially offset by higher display costs on new accounts and the expanded national accounts store base. Warehouse and delivery expenses of $12.5 million in the second quarter of 2009 decreased $2.4 million from the prior year. Freight expense, the largest component of warehouse and delivery expense, decreased from 4.8% of sales in 2008 to 3.9% of sales in the comparable 2009 quarter. The 2009 freight costs included the benefits of favorably negotiated freight contracts in addition to shipping and handling efficiencies while the 2008 freight costs contained the negative impact of higher fuel surcharges. Operational improvements were implemented over the last several months which resulted in further savings in warehouse labor in the second quarter of 2009 compared to the prior year period.
General and administrative (“G&A”) expenses of $6.1 million increased by $0.5 million in the second quarter of 2009 compared to the second quarter of 2008. The increase in G&A expenses was primarily the result of the increased cost of salaries, wages, and benefits together with an increase in legal and other professional services. In addition, the investment performance of securities held in the unqualified deferred compensation plan’s Rabbi Trust provided an unfavorable adjustment of $0.1 million in the second quarter of 2009 compared to a favorable adjustment of $0.1 million in the same period of 2008. In both periods, an offsetting adjustment was recorded in other expense, net.
Stock compensation expenses from stock options primarily related to the Merger Transaction were a charge of $2.5 million in the second quarter of 2009 compared to a charge of $0.7 in the same prior year period. The change in the fair value of the Class B Common Stock is included in stock compensation expense and this resulted in a charge of $2.3 million in the second quarter of 2009 as compared to a gain of ($0.1) million in the same prior year period.
Depreciation expense of $4.2 million in the second quarter of 2009 was $0.1 million less than depreciation expense of $4.3 million in the second quarter of 2008.
Amortization expense of $1.8 million in the second quarter of 2009 was unchanged from amortization expense in the same quarter of 2008.
The Company recorded management and transaction fees of $0.3 million for the second quarter of 2009 and recorded the same amount in the second quarter of 2008. The Company is obligated to pay management fees to a subsidiary of CHS for management services rendered in the amount of $58 thousand per month, plus out-of-pocket expenses, and to pay transaction fees to a subsidiary of OTPP for transaction services rendered in the amount of $26 thousand per month, plus out of pocket expenses, for each month commencing after March 31, 2004.
Other income, net for the three months ended June 30, 2009 was $0.2 million compared to income of $0.1 million for the same period of 2008. The investment performance of securities held in the unqualified deferred compensation plan’s Rabbi Trust generated income of $0.1 million in second quarter of 2009 and expense of $0.1 million in the second quarter of 2008.
Income from operations for the three months ended June 30, 2009 was $16.3 million, an increase of $0.3 million from the same period of the prior year.

The Company’s condensed consolidated operating profit margin (income from operations as a percentage of net sales) increased from 12.4% in the second quarter of 2008 to 13.2% in the same period of 2009. The increase in the operating profit margin was primarily the result of an increase in gross profit as a percentage of sales while SG&A expenses and other operating expenses remained nearly unchanged as a percentage of sales.
Interest expense, net, decreased $2.0 million to $3.3 million in the second quarter of 2009 from $5.3 million in the same period of 2008. The decrease in interest expense was the result of a decrease in the principal balance together with a decrease in the LIBOR borrowing rate on the Term B Loan.
Interest expense on the mandatorily redeemable preferred stock and management purchased options increased by $0.3 million due to compounding of interest to $3.0 million in the second quarter of 2009 from $2.7 million in the same prior year period.
The Company pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.2 million per annum in the aggregate. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. For the quarter ended June 30, 2008, the Company incurred $3.2 million in interest on the Junior Subordinated Debentures, which is equivalent to the amount to be distributed by the Trust on the Trust Preferred Securities.
In order to retain capital, the Company’s Board of Directors determined to temporarily defer the payment of cash distributions to holders of Trust Preferred Securities beginning with the January 2009 distribution. The Company’s decision to defer the payment of distributions to holders of Trust Preferred Securities was designed to ensure that the Company preserve cash and maintain its compliance with the financial covenants contained in its Senior Credit and Subordinated Debt Agreements. Pursuant to the Indenture that governs the Trust Preferred Securities, the Company is able to defer distribution payments to holders of the Trust Preferred Securities for a period that cannot exceed 60 months (the “Deferral Period”). During the Deferral Period, the Company was required to accrue the full amount of all distributions payable, and such deferred distributions were immediately payable by the Company at the end of the Deferral Period. In the second quarter of 2009, the Company accrued $3.3 million in interest payable to the Trust on the Junior Subordinated Debentures. The Company ended the Deferral Period and paid all deferred distributions to holders of the Trust Preferred Securities on July 31, 2009.
The Company also pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Common Securities at the rate of 11.6% per annum on their face amount of $3.3 million, or $0.4 million per annum in the aggregate. The Trust distributes an equivalent amount to the Company as a distribution on the underlying Trust Common Securities. For the three months ended June 30, 2009 and 2008, the Company paid $0.1 million interest on the Junior Subordinated Debentures, which is equivalent to the amounts received by the Company as investment income.
The Company recorded an income tax provision of $4.9 million on a pre-tax income of $6.8 million in the second quarter of 2009 compared to an income tax provision of $3.3 million on pre-tax income of $5.0 million in 2008. The effective income tax rates were 71.8% and 66.0% for the three months ended June 30, 2009 and 2008, respectively. The effective income tax rate differed from the federal statutory rate primarily as a result of the effect of non-deductible interest on the mandatorily redeemable Hillman Investment Company Class A Preferred stock and stock compensation expense recorded on the Preferred Options and Class B Common Stock. The non-deductible interest and compensation expense described above increased the effective income tax rate from the federal statutory rate by 28.5% and 24.3% in the three month period ended June 30, 2009 and 2008, respectively. The remaining differences between the effective income tax rate and the federal statutory rates in both three month periods were primarily due to state and foreign income taxes.

Sales and Profitability for the Six Months Ended June 30,

	(dollars in thousands)
	2009		2008
		% of		% of
	Amount	Total	Amount	Total

Net sales	$236,026	100.0%	$235,866	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	119,385	50.6%	117,763	49.9%

Gross profit	116,641	49.4%	118,103	50.1%

Operating expenses:
Selling	39,716	16.8%	40,882	17.3%
Warehouse & delivery	24,220	10.3%	28,627	12.1%
General & administrative	12,480	5.3%	11,475	4.9%
Stock compensation expense	3,800	1.6%	557	0.2%

Total SG&A	80,216	34.0%	81,541	34.6%
Depreciation	8,892	3.8%	8,980	3.8%
Amortization	3,537	1.5%	3,537	1.5%
Management and transaction fees to related party	509	0.2%	518	0.2%

Total operating expenses	93,154	39.5%	94,576	40.1%

Other expense, net	(467)	-0.2%	(223)	-0.1%

Income from operations	23,020	9.8%	23,304	9.9%

Interest expense, net	7,128	3.0%	10,761	4.6%
Interest expense on mandatorily redeemable preferred stock & management purchased options	5,949	2.5%	5,364	2.3%
Interest expense on junior subordinated notes	6,454	2.7%	6,305	2.7%
Investment income on trust common securities	(189)	-0.1%	(189)	-0.1%

Income before income taxes	3,678	1.6%	1,063	0.5%

Income tax provision	6,077	2.6%	2,731	1.2%

Net loss	$(2,399)	-1.0%	$(1,668)	-0.7%

Six Months Ended June 30, 2009 and 2008
The Company had net sales of $236.0 million in the first half of 2009, an increase of $0.1 million or 0.1% from the first half of 2008. The sales in every division for the first fiscal half of 2009 benefited from two additional business days, which generated approximately $3.1 million in sales, when compared to the first fiscal half of 2008.
The sales to national accounts increased $3.5 million in the first half of 2009 as compared to 2008 primarily as a result of increased sales of fasteners to Menards and Pep Boys, increased sales of LNS and fasteners to Home Depot and increased sales of keys and fasteners to Lowe’s. The sales in the first half of 2009 increased by $1.8 million to Pep Boys and increased by $1.4 million to Menards as a result of the introduction of new fastener programs. The Home Depot sales increased $1.4 million in the first half of 2009 primarily due to the release of new LNS items and the expansion of the hollow wall anchor program. The Lowe’s sales decreased $0.3 million in the first half of 2009 as a result of Lowe’s decision in 2008 to increase threaded rod inventory of high volume skus at the store level to drive sales volume. The sale of code cutter machines to Barnes decreased by $1.1 million as a result of reduced sales to automotive dealers. The remaining national accounts sales increased $0.3 million, which included a sales increase of $0.4 million to Tractor Supply primarily for fasteners and a sales decrease of $0.1 million to Fred Meyer primarily for keys.
As a result of the contraction in the residential construction market and negative economic conditions impacting our retail customers, the sales to All Points customers, warehouse customers and traditional franchise and independent accounts decreased $1.2 million, $0.8 million and $0.7 million, respectively, from the prior year period. Sales of engraving products decreased $0.6 million in the first half of 2009 primarily as a result of the lower sales at the large national pet retailers. The sales of the Mexican and Canadian divisions were higher by $0.5 million and $0.4 million, respectively, in the first half of 2009 as a result of new store openings by Home Depot Mexico and additional builders hardware sales to Canadian Tire. Other sales to regional, commercial industrial, direct marketing, and Latin American accounts decreased $1.0 million to $19.8 million in the first half of 2009 from $20.8 million in the same period of 2008.
The Company’s gross profit percentage was 49.4% in the first half of 2009 compared to 50.1% in the first half of 2008. The decline in the gross profit percentage was primarily the result of the higher product costs seen in 2008 which increased the inventory unit cost values. The Company was able to implement pricing actions to recoup a portion of these cost increases received from suppliers. In 2008, the increased prices for commodities such as steel, plastics, aluminum, nickel, copper, and zinc resulted in significantly higher product costs. In particular, the cost of steel based fasteners sourced primarily from Taiwan and China rose dramatically in the first half of last year. This was followed by a steep decline in commodity costs in the second half of 2008 which resulted in lower supplier prices. However, for the first quarter of 2009, the average cost of many items in the Company’s inventory remained higher than the prior year. The Company anticipates that the average inventory unit costs will stabilize in the second half of this year.
The Company’s SG&A expenses of $80.2 million in the first half of 2009 were approximately $1.3 million less than the prior year period. Selling expenses decreased $1.2 million or 2.8% primarily as a result of headcount reductions and the reduced commissions on lower F&I sales together with reduced auto and travel related expenses to provide service and merchandising to our customers. These costs were partially offset by higher display costs on new accounts and the expanded national accounts store base. Warehouse and delivery expenses of $24.2 million in the first half of 2009 decreased $4.4 million from the same prior year period. Freight expense, the largest component of warehouse and delivery expense, decreased from 4.9% of sales in 2008 to 3.8% of sales in the comparable 2009 period. The 2009 freight costs included the benefits of favorably negotiated freight contracts in addition to shipping and handling efficiencies while the 2008 freight costs contained the negative impact of higher fuel surcharges. Operational improvements were implemented in the last several months which resulted in further savings in warehouse labor in the first half of 2009 compared to the prior year period.
General and administrative expenses of $12.5 million increased by $1.0 million in the first half of 2009 compared to the first half of 2008. The increase in G&A expenses was primarily the result of the increased cost of salaries, wages, and benefits together with an increase in legal and other professional services. In addition, the investment performance of securities held in the non-qualified deferred compensation plan’s Rabbi Trust provided a favorable adjustment of $0.1 million in the first half of 2009 and a favorable adjustment of $0.3 million in the first half of 2008. In both periods, an offsetting adjustment was recorded in other expense, net.
Stock compensation expenses from stock options primarily related to the Merger Transaction were a charge of $3.8 million in the first half of 2009 compared to a charge of $0.6 million in the same prior year period. The change in the fair value of the Class B Common Stock is included in stock compensation expense and this resulted in a charge of $2.7 million in the first half of 2009 as compared to a gain of $1.2 million in the same prior year period.
Depreciation expense of $8.9 million in the first six months of 2009 was $0.1 million less than depreciation expense of $9.0 million in the first six months of 2008.
Amortization expense of $3.5 million in the first six months of 2009 was unchanged from amortization expense in the same period of 2008.
The Company recorded management and transaction fees of $0.5 million for the first six months of 2009 and recorded the same amount in the first six months of 2008. The Company is obligated to pay management fees to a subsidiary of CHS for management services rendered in the amount of $58 thousand per month, plus out-of-pocket expenses, and to pay transaction fees to a subsidiary of OTPP for transaction services rendered in the amount of $26 thousand per month, plus out of pocket expenses, for each month commencing after March 31, 2004.
Other expense, net for the six months ended June 30, 2009 was an expense of $0.5 million compared to an expense of $0.2 million for the same period of 2008. The investment performance of securities held in the unqualified deferred compensation plan’s Rabbi Trust generated an expense of $0.1 million in first six months of 2009 and an expense of $0.3 million in the first six months of 2008. The first half of 2009 also contained a charge of $0.5 million for termination and restructuring costs associated with the closing of the Albany distribution center and a reduction in the Company’s workforce in response to the national economic downturn.
Income from operations for the six months ended June 30, 2009 was $23.0 million, a decrease of $0.3 million from the same period of the prior year.
The Company’s condensed consolidated operating profit margin (income from operations as a percentage of net sales) decreased from 9.9% in the first half of 2008 to 9.8% in the same period of 2009. The decrease in the operating profit margin was primarily the result of a decrease in gross profit as a percentage of sales which was partially offset by a decrease in SG&A expenses and other operating expenses as a percentage of sales.
Interest expense, net, decreased $3.6 million to $7.1 million in the first half of 2009 from $10.7 million in the same period of 2008. The decrease in interest expense was the result of a decrease in the principal balance together with a decrease in the LIBOR borrowing rate on the Term B Loan.
Interest expense on the mandatorily redeemable preferred stock and management purchased options increased by $0.6 million due to compounding of interest to $6.0 million in the first six months of 2009 from $5.4 million in the same prior year period.
The Company pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.2 million per annum in the aggregate. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. For the six months ended June 30, 2008, the Company incurred $6.5 million in interest on the Junior Subordinated Debentures, which is equivalent to the amount to be distributed by the Trust on the Trust Preferred Securities.
In order to retain capital, the Company’s Board of Directors determined to temporarily defer the payment of cash distributions to holders of Trust Preferred Securities beginning with the January 2009 distribution. The Company’s decision to defer the payment of distributions to holders of Trust Preferred Securities was designed to ensure that the Company preserve cash and maintain its compliance with the financial covenants contained in its Senior Credit and Subordinated Debt Agreements. Pursuant to the Indenture that governs the Trust Preferred Securities, the Company is able to defer distribution payments to holders of the Trust Preferred Securities for a period that cannot exceed 60 months. During the Deferral Period, the Company was required to accrue the full amount of all distributions payable, and such deferred distributions were immediately payable by the Company at the end of the Deferral Period. In the first half of 2009, the Company accrued $6.3 million in interest payable to the Trust on the Junior Subordinated Debentures. On July 31, 2009, the Company resumed payments of monthly distributions and paid all amounts accrued during the six month Deferral Period.
The Company also pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Common Securities at the rate of 11.6% per annum on their face amount of $3.3 million, or $0.4 million per annum in the aggregate. The Trust distributes an equivalent amount to the Company as a distribution on the underlying Trust Common Securities. For the six months ended June 30, 2009 and 2008, the Company paid $0.2 million interest on the Junior Subordinated Debentures, which is equivalent to the amounts received by the Company as investment income.
The Company recorded an income tax provision of $6.1 million on pre-tax income of $3.7 million in the first six months of 2009 compared to an income tax provision of $2.7 million on a pre-tax income of $1.1 million in 2008. The effective income tax rates were 165.2% and 256.9% for the six months ended June 30, 2009 and 2008, respectively. The effective income tax rate differed from the federal statutory rate primarily as a result of the effect of non-deductible interest on the mandatorily redeemable Hillman Investment Company Class A Preferred stock and stock compensation expense recorded on the Preferred Options and Class B Common Stock.
In the first quarter of 2009, the Company recorded a valuation reserve of $401. The valuation reserve was set up against the deferred tax asset related to a capital loss recognized in the period by the Company’s non-qualified deferred compensation trust. This impacted the effective income tax rate from the federal statutory rate by 10.9% in the six month period ended June 30, 2009. The remaining differences between the effective income tax rate and the federal statutory rates in both periods were primarily due to state and foreign income taxes.
Liquidity and Capital Resources
Cash Flows
The statements of cash flows reflect the changes in cash and cash equivalents for the six months ended June 30, 2009 and 2008 by classifying transactions into three major categories: operating, investing and financing activities.
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
Operating activities in the first six months of 2009 provided cash of $34.7 million, or an increase of $35.2 million, compared to the cash used of $0.5 million for the same period of 2008. The Company’s operating cash outflows have historically been higher in the first two fiscal quarters when selling volume, accounts receivable and inventory levels increase as the Company moves into the stronger spring and summer selling seasons. However, in the first six months of 2009, $13.4 million in cash was provided from the reduction of inventory levels compared to cash used of $4.8 in the prior year period. The 2009 inventory level has decreased from the prior year end in terms of both units and unit costs primarily as a result of the implementation of lean purchasing initiatives and lower purchase prices. The seasonal increase of accounts receivable was only $15.1 million in the first six months of 2009 compared to $26.0 million in the prior year period. In addition, the deferral of distributions on the Trust Preferred Securities provided cash of $6.3 million in the first six months of 2009 compared to cash provided of $1.0 in the same period of 2008.

Investing Activities
The principal recurring investing activities are property additions primarily for key duplicating machines. Net property additions for the first six months of 2009 were $5.4 million, a decrease of $2.3 million from the comparable period of 2008. The net property additions for the first six months of 2009 consisted of $3.2 million for key duplicating machines, $0.4 million for engraving machines and $1.8 million for computer software and equipment. The net property additions of $7.7 million in the first six months of 2008 consisted of $4.3 million for key duplicating machines, $1.1 million for engraving machines, and $2.3 million for computer software and equipment.
Financing Activities
Net cash used for financing activities in the six months ended June 30, 2009 was $13.8 million compared to cash used of $2.1 million in the comparable period of 2008. The net cash generated from “Operating Activities” in 2009 together with cash on hand at the beginning of the year was used to fund the senior term loan repayments of $14.0 million in addition to the capital expenditures in “Investing Activities.” In the first half of 2008, the Company used its revolving credit facility to supplement its seasonal cash requirements.
Liquidity
The Company’s working capital position (defined as current assets less current liabilities) of $117.8 million at June 30, 2009 represents a decrease of $8.7 million from the December 31, 2008 level of $126.5 million. The primary reason for the decrease in working capital was the reclassification of $16.8 million of long term senior term loans to current obligations. Other changes in working capital were an increase in cash of $15.6 million, an increase in accounts receivable of $15.1 million and a decrease in inventories of $13.4 million together with an increase in interest payable of $7.7 million and an increase in other accrued expenses of $1.5 million. The Company’s current ratio (defined as current assets divided by current liabilities) decreased to 2.62x at June 30, 2009 from 3.66x at December 31, 2008.
Contractual Obligations
The Company’s contractual obligations in thousands of dollars as of June 30, 2009:

		Payments Due
		Less Than	1 to 3	3 to 5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Junior Subordinated Debentures (1)	$115,913	$—	$—	$—	$115,913
Long Term Senior Term Loans	188,849	16,825	172,024	—	—
Bank Revolving Credit Facility	—	—	—	—	—
Long Term Unsecured Subordinated Notes	49,820	—	—	49,820	—
Interest Payments (2)	43,301	15,855	26,408	1,038	—
Operating Leases	35,354	7,127	9,892	6,340	11,995
Mandatorily Redeemable Preferred Stock	105,709	—	—	—	105,709
Management Purchased Options	6,402	—	—	—	6,402
Accrued Stock Based Compensation on Preferred Options	12,898	—	—	—	12,898
Deferred Compensation Obligations	2,608	133	266	266	1,943
Capital Lease Obligations	673	380	273	20	—
Purchase Obligations	1,575	175	700	700	—
Other Long Term Obligations	2,670	1,111	783	196	580
FIN 48 Liabilities	2,875	—	—	—	2,875

Total Contractual Cash Obligations (3)	$568,647	$41,606	$210,346	$58,380	$258,315

(1)	The junior subordinated debentures liquidation value is approximately $108,707.

(2)	Interest payments for Long Term Senior Term Loans and Long Term Unsecured Subordinated Notes. Interest payments on the variable rate Long Term Senior Term Loans were calculated using actual interest rates as of June 30, 2009 and a LIBOR rate of 1.10% plus applicable margin of between 2.75% and 4.50% thereafter.

(3)	All of the contractual obligations noted above are reflected on the Company’s condensed consolidated balance sheet as of June 30, 2009 except for the interest payments and operating leases. In addition to the contractual obligations above, the Company has issued certain equity securities to management shareholders with terms that allow them to be put back to the Company upon termination from employment, death or disability. The terms of the equity securities held by management limit cash distributions for puttable equity securities to an aggregate of $5.0 million per annum. As of June 30, 2009, no equity securities have been put back to the Company by management shareholders. See Note 8, Common and Preferred Stock, to the condensed consolidated financial statements for additional information.
The Company has a purchase agreement with its supplier of key blanks which requires minimum purchases of 100 million key blanks per year. To the extent minimum purchases of key blanks are below 100 million, the Company must pay the supplier $0.0035 per key multiplied by the shortfall. Since the inception of the contract in 1998, the Company has purchased more than the requisite 100 million key blanks per year from the supplier. The Company extended this contract for an additional four years in the second quarter of 2009.
As of June 30, 2009, the Company had no material purchase commitments for capital expenditures.
Borrowings
As of June 30, 2009, the Company had $34.5 million available under its $40.0 million revolving credit facility compared to availability of $33.9 million as of December 31, 2008. The availability under the revolving credit facility at June 30, 2009 was reduced by outstanding letters of credit of $5.5 million.
The Company had approximately $189.5 million of outstanding debt under its secured credit facilities at June 30, 2009, consisting of $188.8 million in a term loan and $0.7 million in capitalized lease and other obligations. The term loan consisted of a $188.8 million Term B Loan currently at a three (3) month LIBOR rate plus margin of 3.85%. The capitalized lease and other obligations were at various interest rates.
Interest on the Subordinated Debt Issuance of $47.5 million which matures September 30, 2011 was at a fixed rate of 13.5% per annum, with cash interest payments being required on a quarterly basis at a fixed rate of 11.25% commencing April 15, 2004. Effective July 21, 2006, the Subordinated Debt Agreement was amended to reduce the interest rate to a fixed rate of 10.0% payable quarterly. At June 30, 2009, the outstanding Subordinated Debt Issuance was $49.8 million.
Effective August 7, 2009 the Company, through the Hillman Group, entered into an Amended and Restated Credit Agreement which amended its revolving credit and senior term loan (“Amended Senior Credit Agreement”). Lenders representing 82.3% of the outstanding balance of the revolving credit and term loan consented to the Amended Senior Credit Agreement (“Consenting Lenders”). For the 17.7% of Lender commitments which did not consent to the amendment (“Non-Consenting Lenders) pricing and amortization of the term loan remain unchanged. Under the terms of the Amended Senior Credit Agreement the Consenting Lenders agreed to extend the Senior Credit Agreement to March 31, 2012. Amortization of the Term Loan will be 1.5% per quarter beginning September 1, 2009, with the remainder due at maturity. Pricing on the Term Loan is increased from LIBOR plus a margin of 2.75% to LIBOR plus a margin of 4.50%. The fixed charge and interest coverage covenants are extended for 12 months while the leverage covenant is extended 12 months and increased 0.25 to 3.0 times from March 31, 2010 to March 31, 2012. Additionally, the amendment includes a $30 million delayed draw term loan (“Delayed Draw”) which can be used only to fund all or a portion of the amortization payments for the Non-Consenting Lenders. The Delayed Draw pricing, covenants, terms and conditions are the same as under the Amended Senior Credit Agreement.
The Amended Senior Credit Agreement extends the Revolver credit line to March 31, 2012 and reduces it to $20 million. Pricing on the Revolver credit line is increased from LIBOR plus a margin of 2.75% to LIBOR plus a margin of 4.50% and the unused commitment fee is increased 25 basis points to 75 basis points.

In connection with the Amended Senior Credit Agreement, the Subordinated Debt agreement is amended to extend the maturity date to September 30, 2012 and increase the interest rate from 10.0% to 12.5%. Covenant levels are extended and modified consistent with the Senior Credit Agreement.
The Company’s Senior Credit Agreement requires the maintenance of certain fixed charge, interest coverage and leverage ratios and limits the ability of the Company to incur debt, make investments, make dividend payments to holders of the Trust Preferred Securities or undertake certain other business activities. Upon the occurrence of an event of default under the credit agreements, all amounts outstanding, together with accrued interest, could be declared immediately due and payable by our lenders. Below are the calculations of the financial covenants with the Senior Credit Agreement requirement for the twelve trailing months ended June 30, 2009:

		Ratio
(dollars in 000’s)	Actual	Requirement
Fixed Charge Ratio
Adjusted EBITDA (1)	$79,320

Cash interest expense (2)	15,394
Interest on junior subordinated debentures	12,380
Capital expenditures, net of disposals	11,036
Scheduled principal payments	1,621
Tax payments, net	1,496

Total fixed charges	$41,927

Fixed charge ratio (must be above requirement)	1.89	1.15

Interest Coverage Ratio
Adjusted EBITDA (1)	$79,320

Cash interest expense (2)	$15,394

Interest coverage ratio (must be above requirement)	5.15	2.50

Leverage Ratio
Senior term loan balance	$188,849
Capital lease and other credit obligations	645
Subordinated notes	49,820

Total debt	$239,314

Adjusted EBITDA (1)	$79,320

Leverage ratio (must be below requirement)	3.02	3.25

(1)	Adjusted EBITDA is defined as income from operations ($47,441) plus depreciation ($17,747), amortization ($7,073), non-cash stock compensation expense ($5,724), foreign exchange gains or losses ($770) and other non recurring expenses ($565).

(2)	Includes cash interest expense on senior term loans, capitalized lease obligations and subordinated notes.
The Company had deferred tax assets aggregating $25.1 million, net of valuation allowance of $2.4 million, and deferred tax liabilities of $71.4 million as of June 30, 2009, as determined in accordance with SFAS 109. Management believes that the Company’s net deferred tax assets will be realized through the reversal of existing temporary differences between the financial statement and tax basis, as well as through future taxable income.
The Company was in compliance with all other provisions of the Senior Credit and Subordinated Debt Agreements as of June 30, 2009 and management believes the likelihood of default is remote.

Critical Accounting Policies and Estimates
Significant accounting policies and estimates are summarized in the notes to the condensed consolidated financial statements. Some accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate. Management believes these estimates and assumptions are reasonable based on the facts and circumstances as of June 30, 2009, however, actual results may differ from these estimates under different assumptions and circumstances.
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
Accounts Receivable and Allowance for Doubtful Accounts:
The Company establishes the allowance for doubtful accounts using the specific identification method and also provides a reserve in the aggregate. The estimates for calculating the aggregate reserve are based on historical information. Increases to the allowance for doubtful accounts result in a corresponding expense. The allowance for doubtful accounts was $544 thousand as of June 30, 2009 and $544 thousand as of December 31, 2008.
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

The calculation of the fair value of the Class A Common Stock and Class B Common Stock as of June 30, 2009 and December 31, 2008 is detailed below:

	June 30,	December 31,
(dollars in 000’s, except per share amounts)	2009	2008
Trailing twelve fiscal months EBITDA (1)	$80,354	$77,391
Valuation Multiple (2)	8.0	8.0

Hillman Enterprise Value	642,832	619,128

Less:
Senior term loans	188,849	202,849
Bank revolving credit	—	—
Unsecured subordinated notes	49,820	49,820
Deferred distributions on Trust Preferred Securities	6,265	—
Junior subordinated debentures redemption value, net (3)	105,446	105,446

Total Debt	350,380	358,115

Plus:
Cash	22,713	7,133

Less:
Accrued Hillman Investment Company Class A Preferred (4)	111,266	105,038
Accrued Hillman Class A Preferred (4)	163,854	154,297

	275,120	259,335

Common Equity Value	40,045	8,811
Liquidity & Minority Discount on Common Only (5)	12,014	2,643

Discounted Common Equity Value	28,032	6,168

Fully-diluted Common Shares outstanding	10,309	10,309

Fully-diluted Discounted Common Value Per Common Share	$2,719	$598

(1)	—	EBITDA is calculated for the most recent four fiscal quarters as follows:

	June 30,	December 31,
	2009	2008
Income from operations	$47,441	$47,725
Depreciation and amortization	24,820	24,908
Management fees	1,034	1,043
Stock compensation expense	5,724	2,481
Exchange rate loss, net	770	980
Restructuring charges	541	—
Other adjustments	24	254

EBITDA	$80,354	$77,391

The other adjustments include one time legal and professional fees.

(2)	—	The Company periodically reviews the valuation multiple used and notes that it is consistent with comparable multiples used for distribution companies.

(3)	—	The value of the junior subordinated debentures is the redemption value of $25 per share.

(4)	—	Redemption value of all preferred shares and options thereon, less any applicable strike price.

(5)	—	Under the terms of the ESA agreement with management shareholders, the redemption of shares is subject to a discount given the lack of a public market for the shares. A 30% discount has applied to the equity value to adjust for the lack of an active market for the shares.

The enterprise value of the Company is determined based on the earnings before interest, taxes, depreciation and amortization adjusted for management fees, stock compensation costs, and other non-recurring general and administrative costs (“Adjusted EBITDA”) for the most recent twelve month period multiplied by a valuation multiple. As of June 30, 2009 and December 31, 2008, the Company has applied a valuation multiple of 8.0x to trailing twelve months Adjusted EBITDA in determining enterprise value. Management periodically reviews the appropriateness of this multiple and notes that it is consistent with comparable distribution companies.
A change of 0.1 in the valuation multiple used to calculate the enterprise value adjusts the per share fair value of the Class A Common Stock and the Class B Common Stock by $546 as of June 30, 2009 and $525 as of December 31, 2008.
The fair value of the Class A Preferred Stock Options and Hillman Investment Company Class A Preferred Stock Options is equal to the liquidation value of $1,000 per share plus all accumulated and unpaid dividends thereon less the applicable strike price. The aggregate fair value of the puttable Class A Preferred Stock Options and Hillman Investment Company Class A Preferred Stock Options was $10,742 at June 30, 2009 and $10,104 at December 31, 2008.
According to the ESA, the fair market value of the Class A Common Stock and the Class B Common Stock is to be determined by the Board of Directors using an enterprise basis and taking into account all relevant market factors.
See Note 8, Common and Preferred Stock, of the notes to the condensed consolidated financial statements for further information.
Stock-Based Compensation:
During the first quarter of fiscal 2006, the Company adopted the provisions of, and accounts for stock-based compensation in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified-prospective method under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding prior to the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures. See Note 9, Stock Based Compensation, of the notes to the condensed consolidated financial statements for further information.
Inventory Realization:
Inventories consisting predominantly of finished goods are valued at the lower of cost or market, cost being determined principally on the weighted average cost method. Excess and obsolete inventories are carried at net realizable value. The historical usage rate is the primary factor used by the Company in assessing the net realizable value of excess and obsolete inventory. A reduction in the carrying value of an inventory item from cost to market is recorded for inventory with no usage in the preceding twenty-four month period or with on hand quantities in excess of twenty-four months average usage. The inventory reserve amounts were $7.7 million as of June 30, 2009 and $6.1 million as of December 31, 2008.
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
Long-Lived Assets:
Under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has evaluated its long-lived assets for financial impairment and will continue to evaluate them based on the estimated undiscounted future cash flows as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. As of June 30, 2009, the Company has not determined it necessary to record impairment charges to its long-lived assets.
Risk Insurance Reserves:
The Company self insures its product liability, automotive, worker’s compensation and general liability losses up to $250 thousand per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences in excess of $250 thousand up to $35 million. The two risk areas involving the most significant accounting estimates are workers’ compensation and automotive liability. Actuarial valuations performed by the Company’s outside risk insurance expert, Insurance Services Office, Inc., were used to form the basis for workers’ compensation and automotive liability loss reserves. The actuary contemplated the Company’s specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes the liability recorded for such risk insurance reserves is adequate as of June 30, 2009, but due to judgments inherent in the reserve estimation process it is possible the ultimate costs will differ from this estimate.
The Company self-insures its group health claims up to an annual stop loss limit of $200 thousand per participant. Aggregate coverage is maintained for annual group health insurance claims in excess of 125% of expected claims. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves. The Company believes the liability recorded for such insurance reserves is adequate as of June 30, 2009, but due to judgments inherent in the reserve estimation process it is possible the ultimate costs will differ from this estimate.
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
Based on the Company’s exposure to variable rate borrowings at June 30, 2009, a one percent (1%) change in the weighted average interest rate for a period of one year would change the annual interest expense by approximately $1.4 million.
The Company is exposed to foreign exchange rate changes of the Canadian and Mexican currencies as it impacts the $5.4 million net asset value of its Canadian and Mexican subsidiaries as of June 30, 2009. Management considers the Company’s exposure to foreign currency translation gains or losses to be immaterial.
Item 4.
Controls and Procedures
Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, which included the matters discussed below, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period ended June 30, 2009, in ensuring that material information relating to The Hillman Companies, Inc. required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
DATE: August 14, 2009