Form 10-Q
period 2009-09-30
HILLMAN COMPANIES INC
filed 2009-11-16
CIK 1029831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
On November 16, 2009, there were 6,205.4 Class A Common Shares issued and outstanding, 970.6 Class B Common Shares issued and outstanding, 2,787.1 Class C Common Shares issued and outstanding, 82,192.8 Class A Preferred Shares issued and outstanding by the Registrant, 57,344.4 Class A Preferred Shares issued and outstanding by the Hillman Investment Company and 4,217,724 Trust Preferred Securities issued and outstanding by the Hillman Group Capital Trust. The Trust Preferred Securities trade on the NYSE Amex (formerly the American Stock Exchange) under symbol HLM.Pr.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$24,549	$7,133
Restricted investments	133	282
Accounts receivable, net	63,882	53,390
Inventories, net	85,221	101,464
Deferred income taxes, net	7,849	8,395
Other current assets	2,262	3,424

Total current assets	183,896	174,088
Property and equipment, net	47,393	51,694
Goodwill	259,923	259,923
Other intangibles, net	148,247	153,553
Restricted investments	2,736	3,972
Deferred income taxes, net	460	485
Deferred financing fees, net	6,265	4,438
Investment in trust common securities	3,261	3,261
Other assets	969	1,380

Total assets	$653,150	$652,794

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities:
Accounts payable	$25,581	$25,410
Current portion of senior term loans	15,674	2,080
Current portion of capitalized lease and other obligations	348	225
Accrued expenses:
Salaries and wages	5,418	5,502
Pricing allowances	6,513	5,290
Income and other taxes	1,993	2,009
Interest	2,270	1,251
Deferred compensation	133	282
Other accrued expenses	7,335	5,512

Total current liabilities	65,265	47,561
Long term senior term loans	160,175	200,769
Long term capitalized lease and other obligations	200	175
Long term unsecured subordinated notes	49,820	49,820
Junior subordinated debentures	115,814	116,110
Mandatorily redeemable preferred stock	108,653	100,146
Management purchased preferred options	6,607	6,016
Deferred compensation	2,737	3,972
Deferred income taxes, net	58,949	50,068
Accrued dividends on preferred stock	71,178	58,708
Other non-current liabilities	17,475	15,131

Total liabilities	656,873	648,476

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 30,	December 31,
	2009	2008
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY (CONTINUED)

Common and preferred stock with put options:
Class A Preferred stock, $.01 par, $1,000 liquidation value, 238,889 shares authorized, 88.0 issued and outstanding	88	88

Class A Common stock, $.01 par, 23,141 shares authorized, 412 issued and outstanding	2,133	247

Class B Common stock, $.01 par, 2,500 shares authorized, 1,000 issued and outstanding	5,178	598

Commitments and contingencies (Note 5)

Stockholders’ (deficit) equity:
Preferred Stock:
Class A Preferred stock, $.01 par, $1,000 liquidation value, 238,889 shares authorized, 82,104.8 issued and outstanding	1	1

Common Stock:
Class A Common stock, $.01 par, 23,141 shares authorized, 5,805.3 issued and outstanding	—	—
Class C Common stock, $.01 par, 30,109 shares authorized, 2,787.1 issued and outstanding	—	—
Additional paid-in capital	14,852	29,209
Accumulated deficit	(24,349)	(24,240)
Accumulated other comprehensive loss	(1,626)	(1,585)

Total stockholders’ (deficit) equity	(11,122)	3,385

Total liabilities and stockholders’ (deficit) equity	$653,150	$652,794

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
FOR THE THREE MONTHS ENDED
(dollars in thousands)

	September 30,	September 30,
	2009	2008
Net sales	$122,673	$132,588
Cost of sales (exclusive of depreciation and amortization shown separately below)	57,580	67,935

Gross profit	65,093	64,653

Operating expenses:
Selling, general and administrative expenses	41,412	41,525
Depreciation	4,398	4,295
Amortization	1,768	1,768
Management and transaction fees to related party	250	255

Total operating expenses	47,828	47,843

Other income (expense), net	151	(560)

Income from operations	17,416	16,250

Interest expense, net	4,011	5,271
Interest expense on mandatorily redeemable preferred stock and management purchased options	3,149	2,824
Interest expense on junior subordinated debentures	3,214	3,152
Investment income on trust common securities	(95)	(95)

Income before income taxes	7,137	5,098

Income tax provision	4,847	3,777

Net income	$2,290	$1,321

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
FOR THE NINE MONTHS ENDED
(dollars in thousands)

	September 30,	September 30,
	2009	2008
Net sales	$358,699	$368,454
Cost of sales (exclusive of depreciation and amortization shown separately below)	176,965	185,698

Gross profit	181,734	182,756

Operating expenses:
Selling, general and administrative expenses	121,628	123,066
Depreciation	13,290	13,275
Amortization	5,305	5,305
Management and transaction fees to related party	759	773

Total operating expenses	140,982	142,419

Other expense, net	(316)	(783)

Income from operations	40,436	39,554

Interest expense, net	11,139	16,032
Interest expense on mandatorily redeemable preferred stock and management purchased options	9,098	8,188
Interest expense on junior subordinated debentures	9,668	9,457
Investment income on trust common securities	(284)	(284)

Income before income taxes	10,815	6,161

Income tax provision	10,924	6,508

Net loss	$(109)	$(347)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE NINE MONTHS ENDED
(dollars in thousands)

	September 30,	September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(109)	$(347)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,595	18,580
Dispositions of property and equipment	176	66
Deferred income tax provision	9,452	5,515
Deferred financing and original issue discount amortization	798	967
Interest on mandatorily redeemable preferred stock and management purchased options	9,098	8,188
Changes in operating items:
Increase in accounts receivable, net	(10,492)	(24,454)
Decrease in inventories, net	16,243	1,319
Decrease (increase) in other assets	1,573	(668)
Increase in accounts payable	171	3,844
Increase in interest payable on junior subordinated debentures	—	1,019
Increase in other accrued liabilities	3,965	6,360
Other items, net	6,845	2,158

Net cash provided by operating activities	56,315	22,547

Cash flows from investing activities:
Capital expenditures	(9,126)	(10,457)

Net cash used for investing activities	(9,126)	(10,457)

Cash flows from financing activities:
Repayments of senior term loans	(27,000)	(16,518)
Borrowings of revolving credit loans	—	23,250
Repayments of revolving credit loans	—	(23,250)
Principal payments under capitalized lease obligations	(320)	(268)
Financing fees, net	(2,921)	—
Borrowings under other credit obligations	468	—

Net cash used for financing activities	(29,773)	(16,786)

Net increase (decrease) in cash and cash equivalents	17,416	(4,696)

Cash and cash equivalents at beginning of period	7,133	11,919

Cash and cash equivalents at end of period	$24,549	$7,223

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (Unaudited)

						Accumulated	Total
			Additional	Class A		Other	Stockholders’
	Common Stock		Paid-in	Preferred	Accumulated	Comprehensive	Equity
	Class A	Class C	Capital	Stock	Deficit	Loss	(Deficit)

Balance at December 31, 2008	$—	$—	$29,209	$1	$(24,240)	$(1,585)	$3,385

Net loss	—	—	—	—	(109)	—	(109)
Class A Common Stock FMV adjustment (2)	—	—	(1,886)	—	—	—	(1,886)
Dividends to shareholders	—	—	(12,471)	—	—	—	(12,471)
Change in cumulative foreign translation adjustment (1)	—	—	—	—	—	(179)	(179)
Change in derivative security value (1)	—	—	—	—	—	138	138

Balance at September 30, 2009	$—	$—	$14,852	$1	$(24,349)	$(1,626)	$(11,122)

(1)	The cumulative foreign translation adjustment and change in derivative security value, net of taxes, represent the only items of other comprehensive loss.

(2)	Company management controls 412 shares of Class A common stock which contain a put feature that allows redemption at the holder’s option. These shares are classified as temporary equity and have been adjusted to fair value in accordance with ASC Topic 480, “Distinguishing Liabilities From Equity.” See Note 10 of condensed consolidated financial statements.
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
The accompanying unaudited condensed consolidated financial statements present information in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. Management believes the financial statements include all normal recurring accrual adjustments necessary for a fair presentation. Operating results for the nine month period ended September 30, 2009 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report filed on Form 10-K for the year ended December 31, 2008.
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
2. Summary of Significant Accounting Policies:
Accounts Receivable and Allowance for Doubtful Accounts:
The Company establishes the allowance for doubtful accounts using the specific identification method and also provides a reserve in the aggregate. The estimates for calculating the aggregate reserve are based on historical collection experience. Increases to the allowance for doubtful accounts result in a corresponding expense. The allowance for doubtful accounts was $526 as of September 30, 2009 and $544 as of December 31, 2008.
Shipping and Handling:
The costs incurred to ship product to customers, including freight and handling expenses, are included in selling, general and administrative (“SG&A”) expenses on the Company’s statements of operations. The Company’s shipping and handling costs included in SG&A were $4,448, $5,201, $12,414, and $15,255 for the three and nine months ended September 30, 2009 and 2008, respectively.
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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
3. Recent Accounting Pronouncements:
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles: a replacement of FASB Statement No. 162” (“SFAS 168”). This Statement establishes two levels of U.S. generally accepted accounting principles (“GAAP”) – authoritative and non-authoritative. The FASB Accounting Standards Codification (“ASC”) became the source of authoritative, non-governmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”). SFAS 168 was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 did not have a material impact on the Company’s consolidated results of operations and financial condition.
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 160 (“SFAS 160”), “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”, which was primarily codified into Topic 810 “Consolidations” in the ASC. SFAS 160 requires the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated balance sheet as a component of shareholders’ equity. It also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of this standard did not have a material effect on the Company’s consolidated results of operations or financial position.
In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations”, which was primarily codified into Topic 805 “Business Combinations” in the ASC. SFAS 141R requires that the acquisition method be applied to all business combinations and it establishes requirements for the recognition and measurement of the acquired assets and liabilities by the acquiring company. Further, it requires that costs incurred to complete any acquisition be recognized as expense in the consolidated statement of income. SFAS 141R also requires that contingent assets and liabilities be recorded at fair value and marked to market quarterly until they are settled, with any changes to the fair value to be recorded as income or expense in the consolidated statement of income. SFAS 141R is effective for any business combinations that are completed subsequent to December 31, 2008. For new business combinations made following the adoption of SFAS 141R, significant costs directly related to the acquisition including legal, audit and other fees, as well as acquisition related restructuring, will have to be expensed as incurred rather than recorded to goodwill as was generally permitted under SFAS 141. Additionally, contingent purchase price arrangements will be re-measured to estimated fair value with the impact reported in earnings, whereas under present rules the contingent purchase consideration is recorded to goodwill when determined. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Company has not made an acquisition or business combination in 2009 for which the provisions of SFAS 141R would apply.
In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141(R)-1”) which was primarily codified into Topic 805 “Business Combinations” in the ASC. FSP 141(R)-1 requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with FASB Statement No. 5, “Accounting for Contingencies,” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss.” FSP 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company has not made an acquisition or business combination in 2009 for which the provisions of FSP 141(R)-1 would apply.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
3. Recent Accounting Pronouncements (continued):
Effective January 1, 2009, the Company adopted FASB SFAS No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities”, which was primarily codified into Topic 815 “Derivatives and Hedging” in the ASC. SFAS 161 requires expanded disclosure about the Company’s hedging activities and use of derivative instruments in its hedging activities. SFAS 161 is effective for fiscal years beginning on or after December 15, 2008 and for interim periods within those fiscal years. The adoption of SFAS 161 did not have a material impact on the Company’s financial position or results of operations.
Effective January 1, 2009, the Company adopted the FASB Staff Position No. 142-3 (“FSP 142-3”), “Determination of the Useful Life of Intangible Assets” which is primarily codified into Topic 350 “Intangibles – Goodwill and Other” in the ASC. FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for fiscal years that begin after December 15, 2008 and it applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions on or after January 1, 2009. Early adoption was prohibited. The adoption of FSP 142-3 did not have a material impact on the Company’s financial position or results of operations.
In April 2009, the FASB issued FASB Staff Position FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”) which are primarily codified in Topic 320 “Investments – Debt and Equity Securities” in the ASC. FSP FAS 115-2 and FAS 124-2 changes the method for determining whether an other-than-temporary impairment exists for debt securities and for determining the amount of an impairment charge to be recorded in earnings. The FSP is effective for interim and fiscal periods ending after June 15, 2009. FSP FAS 115-2 and FAS 124-2 was effective for the Company beginning with its Quarterly Report on Form 10-Q for the three and six months periods ended June 30, 2009, and was applied prospectively. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on the Company’s consolidated results of operations and financial condition.
In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” (“FSP FAS 157-4”) which is primarily codified in Topic 820 “Fair Value Measurements and Disclosures” in the ASC. FSP FAS 157-4 provides application guidance addressing the determination of (a) when a market for an asset or a liability is active or inactive and (b) when a particular transaction is distressed. FSP FAS 157-4 is required to be applied prospectively and does not allow retrospective application. FSP FAS 157-4 is effective for interim and fiscal periods ending after June 15, 2009. FSP FAS 157-4 was effective for the Company beginning with its Quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2009, and was applied prospectively. The adoption of FSP FAS 157-4 did not have a material impact on the Company’s consolidated results of operations and financial condition.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
3. Recent Accounting Pronouncements (continued):
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which were primarily codified into Topic 825 in the ASC. These standards require that publicly traded companies include the fair value disclosures required by SFAS No. 107 in their interim financial statements. FSP FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009, and were effective for the Company beginning with its Quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2009, and were applied prospectively. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on the Company’s consolidated results of operations and financial condition.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”) which was primarily codified into Topic 855 “Subsequent Events” in the ASC. SFAS 165 establishes authoritative accounting and disclosure guidance for recognized and non-recognized subsequent events that occur after the balance sheet date but before financial statements are issued. SFAS 165 also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 was effective for the Company beginning with the Quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2009, and was applied prospectively. The adoption of SFAS 165 did not have a material impact on the Company’s consolidated results of operations and financial condition.
In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”) which was primarily codified into Topic 860 “Transfers and Servicing” in the ASC. The new standard eliminates the concept of a “qualifying special-purpose entity,” clarifies when a transferor of financial assets has surrendered control over the transferred financial assets, defines specific conditions for reporting a transfer of a portion of a financial asset as a sale, requires that a transferor recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer of financial assets accounted for as a sale, and requires enhanced disclosures to provide financial statement users with greater transparency about a transferor’s continuing involvement with transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact, if any, that SFAS 166 will have on its consolidated results of operations and financial condition.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”) which was primarily codified into Topic 810 “Consolidations” in the ASC. SFAS 167, among other things, requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a variable interest entity (“VIE”); requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE; requires enhanced disclosures about an enterprise’s involvement with a VIE; and amends certain guidance for determining whether an entity is a VIE. SFAS 167 will be effective for the Company on January 1, 2010, and will be applied prospectively. Under SFAS 167, a VIE must be consolidated if the enterprise has both (a) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company is evaluating the impact that the adoption of SFAS 167 will have on its consolidated financial statements. The Company does not expect the adoption of SFAS 167 to have a material impact on its consolidated results of operations and financial condition.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
4. Other Intangibles, net:
Intangible assets are amortized over their useful lives. Other intangibles, net as of September 30, 2009 and December 31, 2008 consist of the following:

	Estimated
	Useful Life	September 30,	December 31,
	(Years)	2009	2008
Customer relationships — Hillman	23	$126,651	$126,651
Customer relationships — All Points	15	555	555
Trademarks	Indefinite	47,394	47,394
Patents	9	7,960	7,960
Non-compete agreements	4	5,742	5,742

Intangible assets, gross		188,302	188,302
Less: Accumulated amortization		40,055	34,749

Other intangibles, net		$148,247	$153,553

The Company’s amortization expense for amortizable assets for the three months ended September 30, 2009 and 2008 was $1,768 and $1,768, respectively. The Company’s amortization expense for amortizable assets for the nine months ending September 30, 2009 and 2008 was $5,305 and $5,305, respectively. For the years ended December 31, 2009, 2010, 2011, 2012, 2013, and 2014, amortization expense for amortizable assets is estimated to be $6,912, $6,428, $6,428, $6,428, $5,764 and $5,544, respectively.
5. Commitments and Contingencies:
The Company self insures its product liability, automotive, worker’s compensation and general liability losses up to $250 per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences in excess of $250 up to $35,000. The two risk areas involving the most significant accounting estimates are workers’ compensation and automotive liability. Actuarial valuations performed by the Company’s outside risk insurance expert, Insurance Services Office, Inc., were used to form the basis for workers’ compensation and automotive liability loss reserves. The actuary contemplated the Company’s specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes the liability of approximately $2,152 recorded for such risk insurance reserves is adequate as of September 30, 2009, but due to judgments inherent in the reserve estimation process, it is possible the ultimate costs will differ from this estimate.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
5. Commitments and Contingencies (continued):
As of September 30, 2009, the Company has provided certain vendors and insurers letters of credit aggregating $5,487 related to its product purchases and insurance coverage of product liability, workers compensation and general liability. The Company self-insures its group health claims up to an annual stop loss limit of $200 per participant. Aggregate coverage is maintained for annual group health insurance claims in excess of 125% of expected claims. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves. Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claim data. The Company believes the liability of approximately $1,689 recorded for such group health insurance reserves is adequate as of September 30, 2009, but due to judgments inherent in the reserve estimation process, it is possible the ultimate costs will differ from this estimate.
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
6. Related Party Transactions:
The Company is obligated to pay management fees to a subsidiary of Code Hennessy & Simmons LLC (“CHS”) which owns 49.1% of the Company’s outstanding common stock and 54.5% of the Company’s voting common stock in the amount of $58 per month. The Company is also obligated to pay transaction fees to a subsidiary of Ontario Teacher’s Pension Plan (“OTPP”) which owns 27.9% of the Company’s outstanding common stock and 31.0% of the Company’s voting common stock in the amount of $26 per month, plus out of pocket expenses. The Company has recorded management and transaction fee charges and expenses from CHS and OTPP of $250, $255, $759, and $773 for the three and nine month periods ended September 30, 2009 and 2008, respectively.
Gregory Mann and Gabrielle Mann are employed by the All Points subsidiary of Hillman as President and Vice President, respectively. All Points leases an industrial warehouse and office facility from companies under the control of the Mann’s. The Company has recorded rental expense for the lease of this facility on an arms length basis in the amount of $83, $80, $248 and $240 for the three and nine month periods ended September 30, 2009 and 2008, respectively.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
7. Income Taxes:
The Company’s policy is to estimate income taxes for interim periods based on estimated annual effective tax rates. These are derived, in part, from expected pre-tax income. However, the income tax provisions for the three and nine month periods ended September 30, 2009 have been computed on a discrete period basis. This is due to the Company’s variability in income between quarters combined with the large permanent book versus tax differences and the relatively low pre-tax income. This creates the inability to reliably estimate pre-tax income for the remainder of the year. Accordingly, the interim tax provisions for the three and nine month periods ended September 30, 2009 were calculated by multiplying pre-tax earnings, adjusted for permanent book versus tax basis differences, by the statutory income tax rate.
The effective income tax rate was 101.0% and 105.6% for the nine months ended September 30, 2009 and 2008, respectively. In addition to the effect of state taxes, the effective income tax rate differed from the federal statutory rate primarily due to the effect of nondeductible interest on mandatorily redeemable preferred stock and stock compensation expense.
8. Long Term Debt:
Effective August 7, 2009 the Company, through the Hillman Group, entered into an Amended and Restated Credit Agreement which amended its revolving credit and senior term loan (“Amended Senior Credit Agreement”). Lenders representing 82.3% of the outstanding balance of the revolving credit and senior term loan consented to the Amended Senior Credit Agreement (“Consenting Lenders”). For the 17.7% of Lender commitments which did not consent to the amendment (“Non-Consenting Lenders”) pricing and amortization of the senior term loan remain unchanged. Under the terms of the Amended Senior Credit Agreement, the Consenting Lenders agreed to extend the term of the Senior Credit Agreement to March 31, 2012 from March 31, 2011. Amortization of the senior term loan was set at 1.5% per quarter beginning September 1, 2009, with the remainder due at maturity. Pricing on the senior term loan was increased from LIBOR plus a margin of 2.75% to LIBOR plus a margin of 4.50%. The fixed charge and interest coverage covenants remained the same and were extended for 12 months while the leverage covenant was extended 12 months and increased 0.25 to 3.0 times from March 31, 2010 to March 31, 2012. Additionally, the amendment includes a $30,000 delayed draw term loan (“Delayed Draw”) which can be used only to fund all or a portion of the amortization payments for the Non-Consenting Lenders. The pricing, covenants, terms and conditions for the Delayed Draw are the same as under the Amended Senior Credit Agreement.
The Amended Senior Credit Agreement extended the revolving credit line to March 31, 2012 from March 31, 2011 and reduced it to $20,000 from $40,000. Pricing on the revolving credit line was increased from LIBOR plus a margin of 2.75% to LIBOR plus a margin of 4.50% and the unused commitment fee was increased 25 basis points to 75 basis points.
In connection with the Amended Senior Credit Agreement, the Subordinated Debt Agreement was amended to extend the maturity date to September 30, 2012 from September 30, 2011 and increase the interest rate from 10.0% to 12.5%. Covenant levels were extended and modified consistent with the Amended Senior Credit Agreement.

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
In connection with the Merger Transaction, certain members of management entered into an Executive Securities Agreement (“ESA”). The ESA provides for the method and terms under which management proceeds were invested in the Company. Under the terms of the ESA, management shareholders have the right to put their Class A Common Stock and Class B Common Stock back to the Company at fair value if employment is terminated for other than cause. If terminated for cause, the management shareholders can generally put the Class A Common Stock and Class B Common Stock back to the Company for the lower of the fair value or cost. The SEC’s Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stock,” requires certain securities whose redemption is not in the control of the issuer to be classified outside of permanent equity. The put feature embedded in management’s Class A Common Stock and Class B Common Stock allows redemption at the holder’s option if employment is terminated for other than cause, resignation by the executive security holder, death, disability or retirement at age 61. Accordingly, management’s 412 Class A Common Stock shares and 1,000 Class B Common Stock shares have been classified between liabilities and stockholder’s equity in the accompanying condensed consolidated balance sheet. The fair value and cost of the Class A Common Stock subject to the put feature were $2,133 and $417, respectively at September 30, 2009 and $247 and $417, respectively at December 31, 2008. The fair value and cost of the Class B Common Stock subject to the put feature were $5,178 and $1,000, respectively at September 30, 2009 and $598 and $1,000, respectively at December 31, 2008.
In accordance with ASC Topic 480 “Distinguishing Liabilities From Equity,” securities that are either currently redeemable or where redemption is probable are to be marked to redemption value with a corresponding charge to accumulated paid in capital. The ESA allows the management shareholders to put, or redeem, the Class A Common Stock back to the Company if terminated for other than cause. Under the terms of the ESA, the redemption value of the Class A Common Stock is equal to the fair value as determined by the Board of Directors. Accordingly, the Class A Common stock has been adjusted to its fair value of $2,133 as of September 30, 2009 with a corresponding decrease in additional paid-in capital of $1,715.
The repurchase feature of the Class B Common Stock triggers liability accounting treatment which is primarily codified under ASC Topic 718, “Compensation — Stock Compensation”. See Note 10, Stock-Based Compensation, for further information.
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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
9. Common and Preferred Stock (continued):
Preferred Stock:
The Company has 238,889 authorized shares of Class A Preferred Stock, 82,192.8 of which are issued and outstanding and 13,450.7 of which are reserved for issuance upon the exercise of options to purchase shares of Class A Preferred Stock. Holders of Class A Preferred Stock are not entitled to any voting rights. Holders of Class A Preferred Stock are entitled to preferential dividends that shall accrue on a daily basis at the rate of 11.5% per annum of the sum of the Liquidation Value (as defined in the Restated Certificate of Incorporation) plus all accumulated and unpaid dividends thereon. At September 30, 2009, the Liquidation Value including accumulated and unpaid dividends was $1,866 per share.
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
The Hillman Investment Company Class A Preferred Stock is mandatorily redeemable on March 31, 2028 and in accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (“SFAS 150”) which was primarily codified into ASC Topic 480, “Distinguishing Liabilities From Equity” has been classified as debt in the accompanying condensed consolidated balance sheets. The Hillman Investment Company Class A Preferred Stock is redeemable at its liquidation value of $1,000 per share plus all accumulated and unpaid dividends. Dividends on the mandatorily redeemable Class A Preferred Stock were $2,811, $2,522, $8,122 and $7,312 for the three and nine months ended September 30, 2009 and 2008, respectively. The dividends on the mandatorily redeemable Class A Preferred Stock are recorded as interest expense in the accompanying condensed consolidated statements of operations. At September 30, 2009, the liquidation value including accumulated and unpaid dividends was $1,816 per share.
The Company incurred $2,415 in financing fees in connection with the issuance of the Hillman Investment Company Class A Preferred Stock. The financing fees were capitalized and will be amortized over the redemption period using the effective interest method. Interest expense of $9 and $27 was included in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2009, respectively.
Management believes the liquidation value of the Class A Preferred Stock and the Hillman Investment Company Class A Preferred Stock, including accumulated and unpaid dividends, approximates fair value at September 30, 2009.
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
The 62 shares of Hillman Investment Company Class A Preferred Stock are mandatorily redeemable on March 31, 2028, and in accordance with ASC Topic 480, “Distinguishing Liabilities From Equity” have been classified as a liability in the accompanying condensed consolidated balance sheets.
Purchased Options:
In connection with the Merger Transaction, options in the predecessor to the Company were cancelled and converted into rights to receive options to purchase 3,895.16 shares of Hillman Companies, Inc. Class A Preferred Stock and 2,717.55 shares of Hillman Investment Company Class A Preferred Stock (collectively the “Purchased Options”). The Purchased Options have a weighted average strike price of $170.69 per share. The fair value of the Hillman Investment Company Class A Preferred Stock options has been included with the underlying security in the accompanying condensed consolidated balance sheets. ASC Topic 480, “Distinguishing Liabilities From Equity,” requires security instruments with a redemption date that is certain to occur to be classified as liabilities. The Hillman Companies, Inc. Class A Preferred Stock options, which have a March 31, 2028 expiration date, have been classified at their fair value in the liability section of the accompanying condensed consolidated balance sheets. To the extent the Company pays a dividend to holders of the Class A Preferred Stock and the Hillman Investment Company Class A Preferred Stock, the Purchased Option holder will be entitled to receive an amount equal to the dividend which would have been paid if the Purchased Options had been exercised on the date immediately prior to the record date for the dividend. Dividends on the Purchased Options are recorded as interest expense in the accompanying condensed consolidated statement of operations. Additionally, under the terms of the ESA, the Purchased Options can be put back to the Company at fair value if employment is terminated.
ASC Topic 480 requires the initial and subsequent valuations of the Purchased Options be measured at fair value with the change in fair value recognized as interest expense. For the three and nine months ended September 30, 2009 and 2008, interest expense of $338, $302, $976 and $876 was recorded, respectively, in the accompanying condensed consolidated statements of operations to recognize the increase in fair value of the Purchased Options.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
9. Common and Preferred Stock (continued):
The table below reconciles the components of the Preferred Stock and the Purchased Options to the accompanying condensed consolidated balance sheets:

	September 30,	December 31,
	2009	2008

Hillman Investment Company Class A Preferred Stock	$57,344	$57,344
Purchased Options — Hillman Investment Company Class A Preferred Stock	2,254	2,254
Accumulated and unpaid dividends	49,055	40,548

Total mandatorily redeemable preferred stock	$108,653	$100,146

Purchased Options — Hillman Companies, Inc. Class A Preferred Stock	$3,230	$3,230
Accumulated and unpaid dividends	3,377	2,786

Total management purchased preferred options	$6,607	$6,016

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
The stock options issued under the Common Option Plan are accounted for in accordance with ASC Topic 718, “Compensation — Stock Compensation,” which indicates that options should be classified in a manner consistent with the underlying security. Therefore the Class B Common Stock Options are adjusted to the fair value of the Class B Common shares less the strike price of the Class B Common shares adjusted for the proportion of employee service.
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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
10. Stock-Based Compensation (continued):
Upon resignation from the Company after the third anniversary of grant, termination by the Company without cause, death or disability, or retirement at age 61, the holder of the Preferred Options has a put right on the vested securities at a price equal to fair value less any option exercise price payable. ASC Topic 718, “Compensation – Stock Compensation,” requires the classification of stock-based compensation awards as liabilities if the underlying security is classified as a liability. Therefore, the Preferred Options are treated as liability classified awards.
ASC Topic 718 allows nonpublic entities to make a policy decision as to whether to measure its liability awards at fair value or intrinsic value. Management has determined the lack of an active market, trading restrictions and absence of any trading history preclude the reasonable estimate of fair value. Regardless of the valuation method selected under ASC Topic 718, a nonpublic entity is required to re-measure its liabilities under share based payment awards at each reporting date until settlement. Accordingly, the Company has elected to use the intrinsic value method to value the Preferred Options at the end of each reporting period pro-rated for the portion of the service period rendered. For the three and nine months ended September 30, 2009 and 2008, compensation expense of $829, $934, $2,508 and $2,640, respectively, was recognized in the accompanying condensed consolidated statements of operations.
At September 30, 2009, the aggregate intrinsic value of the outstanding Preferred Options was $13,727, and the intrinsic value of the exercisable Preferred Options was $13,727. The value of the Preferred Options is included under other non-current liabilities on the accompanying condensed consolidated balance sheets.
Class B Common Shares:
The SEC’s Staff Accounting Bulletin Topic 14, which is primarily codified into ASC Topic 718, requires share based payment instruments classified as temporary equity to be adjusted at each balance sheet date to an amount that is based on the redemption amount of the instrument taking into account the proportion of consideration received in the form of employee services. All of the outstanding shares of Class B Common Stock are subject to vesting over five years with 20% of the shares vesting on each anniversary of the Merger Transaction. Vested shares of the Class B Common Stock can be put back to the Company at fair value upon termination. Unvested shares of the Class B Common Stock are puttable at the lesser of fair value or cost. Accordingly, the value of the Class B common shares is adjusted at each balance sheet date to fair value for the proportion of consideration received in the form of employee service plus an amount equal to the lesser of fair value or original cost for the proportion of the Class B common shares for which employee service has not been recognized. The proportion of consideration recognized is based on the percentage of employee services for each of the 5 vesting periods. On a weighted average basis, the proportion of service deemed to have been earned for the Class B Common Shares was 100% at September 30, 2009.
There have been no grants or forfeitures of shares of Class B Common Stock since the Merger Transaction. At September 30, 2009, there were 1000 Class B Common shares vested with a fair value of $5,178.3 per share. For the three and nine month periods ended September 30, 2009 and 2008, compensation expense (income) of $2,459, $553, $4,580 and ($611), respectively, was recorded in the accompanying condensed consolidated statements of operations.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
11. Derivatives and Hedging:
The Company uses derivative financial instruments to manage its exposures to interest rate fluctuations on its floating rate senior debt. The derivative instruments are accounted for pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and SFAS No. 161,”Disclosures about Derivative Instruments and Hedging Activities,” which are primarily codified into ASC Topic 815 “Derivatives and Hedging.” ASC Topic 815 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change, unless the derivative qualifies as an effective hedge that offsets certain exposures.
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
The 2008 Swap was designated as a cash flow hedge, and the fair value at September 30, 2009 was $(1,320), net of $830 in taxes. The 2008 Swap was reported on the condensed consolidated balance sheet in other non-current liabilities with a related deferred charge recorded as a component of other comprehensive income in shareholders’ equity.
12. Fair Value Measurements:
The Company adopted Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS 157”), which is primarily codified into ASC Topic 820 “Fair Value Measurements and Disclosures,” on January 1, 2008. ASC Topic 820 applies to all assets and liabilities that are being measured and reported on a fair value basis. As defined in ASC Topic 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value and requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1:	Quoted market prices in active markets for identical assets or liabilities.

Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3:	Unobservable servable inputs reflecting the reporting entity’s own assumptions.
ASC Topic 820 establishes a hierarchy which requires an entity to maximize the use of quoted market prices and minimize the use of unobservable inputs. An asset or liability’s level is based on the lowest level of input that is significant to the fair value measurement.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
12. Fair Value Measurements (continued):
The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the period, by level, within the fair value hierarchy:

	Fair Value Measurement
	at September 30, 2009
	Level 1	Level 2	Level 3	Total
Trading securities	$2,869	$—	$—	$2,869
Interest rate swap	—	(2,150)	—	(2,150)
Trading securities are valued using quoted prices on an active exchange. Trading securities represent assets held in a Rabbi Trust to fund deferred compensation liabilities and are included as restricted investments on the accompanying condensed consolidated balance sheets. For the nine months ended September 30, 2009, the unrealized gains on these securities of $132 were recorded as other income. An offsetting entry, for the same amount, increasing the deferred compensation liability and compensation expense within SG&A was also recorded. For the nine months ended September 30, 2008, the unrealized losses on these securities of $774 were recorded as other expense. An offsetting entry, for the same amount, decreasing the deferred compensation liability and compensation expense within SG&A was also recorded.
The Company utilizes interest rate swap contracts to manage its targeted mix of fixed and floating rate debt, and these swaps are valued using observable benchmark rates at commonly quoted intervals for the full term of the swaps. The 2008 Swap was included in other non-current liabilities as of September 30, 2009 on the accompanying condensed consolidated balance sheet.
13. Subsequent Events:
The Company’s management has evaluated potential subsequent events for recording and / or disclosure through November 16, 2009, the date the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 was filed. There were no items requiring disclosure.

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
Financing Arrangements
On March 31, 2004, the Company, through its Hillman Group subsidiary, refinanced its revolving credit and senior term loans with a Senior Credit Agreement (the “Senior Credit Agreement”) consisting of a $40.0 million revolving credit line (the “Revolver”) and a $217.5 million term loan (the “Term Loan”). The Senior Credit Agreement had a seven-year term and provided borrowings at interest rates based on the London Interbank Offered Rates (the “LIBOR”) plus a margin of between 2.25% and 3.00% (the “LIBOR Margin”), or prime (the “Base Rate”) plus a margin of between 1.25% and 2.0% (the “Base Rate Margin”). The applicable LIBOR Margin and Base Rate Margin were based on the Company’s leverage as of the last day of the preceding fiscal quarter. In accordance with the Senior Credit Agreement, letter of credit commitment fees were based on the average daily face amount of each outstanding letter of credit multiplied by a letter of credit margin of between 2.25% and 3.00% per annum (the “Letter of Credit Margin”). The Letter of Credit Margin was also based on the Company’s leverage at the date of the preceding fiscal quarter. The Company also pays a commitment fee of 0.50% per annum on the average daily unused Revolver balance.
On July 21, 2006, the Company amended and restated the Senior Credit Agreement. The Term Loan was increased by $22.4 million to $235.0 million. Proceeds of the additional Term Loan borrowings were used to pay down outstanding Revolver borrowings. The Revolver credit line remained at $40.0 million. Additionally, the LIBOR margin on the Term Loan was reduced by 25 basis points and certain financial covenants were revised to provide additional flexibility. There were no other significant changes to the Senior Credit Agreement. The Company incurred approximately $1.1 million in financing fees in connection with the amended and restated agreement. The fees were capitalized and are being amortized over the remaining term of the Senior Credit Agreement, as amended.
Effective August 7, 2009 the Company, through the Hillman Group, amended its revolving credit and senior term loan (“Amended Senior Credit Agreement”). Lenders representing 82.3% of the outstanding balance of the revolving credit and senior term loan consented to the Amended Senior Credit Agreement (“Consenting Lenders”). For the 17.7% of Lender commitments which did not consent to the amendment (“Non-Consenting Lenders”) pricing and amortization of the senior term loan remain unchanged. Under the terms of the Amended Senior Credit Agreement the Consenting Lenders agreed to extend the term of the Senior Credit Agreement to March 31, 2012 from March 31, 2011. Amortization of the senior term loan was set at 1.5% per quarter beginning September 1, 2009 with the remainder due at maturity. Pricing on the senior term loan was increased from LIBOR plus a margin of 2.75% to LIBOR plus a margin of 4.50%. The fixed charge and interest coverage covenants remained the same and were extended for 12 months while the leverage covenant was extended 12 months and increased 0.25 to 3.00 times from March 31, 2010 to March 31, 2012. Additionally, the amendment included a $30 million delayed draw term loan (“Delayed Draw”) which can be used only to fund all or a portion of the amortization payments for the Non-Consenting Lenders. The pricing, covenants, terms and conditions on the Delayed Draw were the same as the amended Senior Credit Agreement. The Company incurred approximately $2.5 million in financing fees in connection with the amended agreement. The fees were capitalized and are being amortized over the remaining term of the Amended Senior Credit Agreement.

The revolving credit line was extended to March 31, 2012 from March 31, 2011 and reduced to $20 million from $40 million. Pricing on the revolving credit line was increased from LIBOR plus a margin of 2.75% to LIBOR plus a margin of 4.50% and the unused commitment fee was increased 25 basis points to 75 basis points.
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
In connection with the Amended Senior Credit Agreement effective on August 7, 2009, the Subordinated Debt Agreement was amended to extend the maturity date to September 30, 2012 from September 30, 2011 and increase the interest rate from 10.0% to 12.5%. Covenant levels were extended and modified consistent with the Amended Senior Credit Agreement.
The Senior Credit Agreement, as amended, contains financial and operating covenants. These covenants require the Company to maintain certain financial ratios, including a fixed charge ratio, interest coverage ratio and leverage ratio. These debt agreements provide for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, cross-defaults, bankruptcy events, failure to pay judgments, attachment of its assets, change of control and the issuance of an order of dissolution. Certain of these events of default are subject to notice and cure periods or materiality thresholds. The occurrence of an event of default permits the lenders under the Senior Credit Agreement to accelerate repayment of all amounts due.
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

Results of Operations
Sales and Profitability for the Three Months Ended September 30,

	(dollars in thousands)
	2009		2008
		% of		% of
	Amount	Total	Amount	Total

Net sales	$122,673	100.0%	$132,588	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	57,580	46.9%	67,935	51.2%

Gross profit	65,093	53.1%	64,653	48.8%

Operating expenses:
Selling	19,328	15.8%	20,886	15.8%
Warehouse & delivery	12,481	10.2%	14,475	10.9%
General & administrative	6,315	5.1%	4,676	3.5%
Stock compensation expense	3,288	2.7%	1,488	1.1%

Total SG&A	41,412	33.8%	41,525	31.3%
Depreciation	4,398	3.6%	4,295	3.2%
Amortization	1,768	1.4%	1,768	1.3%
Management and transaction fees to related party	250	0.2%	255	0.2%

Total operating expenses	47,828	39.0%	47,843	36.1%

Other income (expense), net	151	0.1%	(560)	-0.4%

Income from operations	17,416	14.2%	16,250	12.3%

Interest expense, net	4,011	3.3%	5,271	4.0%
Interest expense on mandatorily redeemable preferred stock & management purchased options	3,149	2.6%	2,824	2.1%
Interest expense on junior subordinated notes	3,214	2.6%	3,152	2.4%
Investment income on trust common securities	(95)	-0.1%	(95)	-0.1%

Income before income taxes	7,137	5.8%	5,098	3.8%

Income tax provision	4,847	4.0%	3,777	2.8%

Net income	$2,290	1.9%	$1,321	1.0%

Current Economic Conditions
The U.S. economy has undergone a period of recession and the future economic environment may continue to be less favorable than that of recent years. This slowdown has, and could further lead to, reduced consumer and business spending in the foreseeable future, including by our customers. In addition, economic conditions, including decreased access to credit, may result in financial difficulties leading to restructurings, bankruptcies, liquidations and other unfavorable events for our customers, suppliers and other service providers. If such conditions continue or further deteriorate in the remainder of 2009 or through fiscal 2010, our industry, business and results of operations may be severely impacted.
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
The Company is sensitive to inflation or deflation present in the economies of the United States and foreign suppliers located primarily in Taiwan and China. For the last several years leading up to 2009, the rapid growth in China’s economic activity produced significantly rising costs of certain imported fastener products. In addition, the cost of commodities such as copper, zinc, aluminum, nickel, and plastics used in the manufacture of other Company products increased sharply. Further, increases in the cost of diesel fuel contributed to transportation rate increases. The trend of rising commodity costs accelerated in the first half of 2008. In the latter half of 2008 and during the first half of 2009, national and international economic difficulties began a reversal of the trend of rising costs for our products and commodities used in the manufacture of our products, including a decrease in the cost of oil and diesel fuel. The third quarter of 2009 has seen an end to decreasing costs and, in certain instances, moderate increases in the costs for our products and commodities used in the manufacture of our products. While inflation and resulting cost increases over a period of years would result in significant increases in inventory costs and operating expenses, the opposite is true when exposed to a prolonged period of cost decreases. The ability of the Company’s operating divisions to institute price increases and seek price concessions, as appropriate, is dependent on competitive market conditions.
Three Months Ended September 30, 2009 and 2008
The Company had net sales of $122.7 million in the third quarter of 2009, a decrease of $9.9 million or 7.5% from the third quarter of 2008. The sales in every division for the third quarter of 2009 benefited from one additional business day, which generated approximately $2.0 million in sales, when compared to the third quarter of 2008.
As a result of the contraction in the residential construction market and negative economic conditions impacting our retail customers, the sales to All Points customers, traditional franchise and independent accounts (“F&I”) and warehouse customers decreased $3.8 million, $2.0 million and $0.9 million, respectively, from the prior year period. Sales of engraving products decreased $1.8 million in the third quarter of 2009 primarily as a result of the reduced sales at Petsmart and other large national retailers. The sales of national accounts decreased $1.8 million in the third quarter of 2009 as compared to the third quarter of 2008 primarily as a result of decreased sales of keys to Walmart and Home Depot, together with decreased sales of threaded rod to Lowe’s and Menards. These sales declines were partially offset by new programs which provided higher sales of fasteners to Lowe’s, Home Depot and Menards and a substantial increase in LNS sales to Home Depot.
The sales of the Canadian division were $1.8 million in the third quarter of 2009, an increase of $0.1 million from the prior year period. The sales of the Mexican division were $1.4 million in the third quarter of 2009, an increase of $0.7 million as a result of new product offerings and new store openings by Home Depot Mexico. Other sales to regional, commercial industrial, direct marketing, and Latin American accounts decreased $0.4 million to $11.1 million in the third quarter of 2009 from $11.5 million in the same period of 2008.

The Company’s gross profit percentage was 53.1% in the third quarter of 2009 compared to 48.8% in the third quarter of 2008. For the three fiscal quarters of 2009, the Company was able to procure inventory items at lower unit costs than during the same prior year period as a result of decreased prices for commodities such as steel, plastics, aluminum, nickel, copper, and zinc. In particular, the cost of steel based fasteners sourced primarily from Taiwan and China returned to the levels prior to the significant price increases seen in the second and third quarters of 2008. The Company was able to implement pricing actions during 2008 to recoup a portion of the cost increases received from suppliers. The Company anticipates that the average inventory unit costs will stabilize during the remainder of this year.
The Company’s selling, general and administrative expenses (“SG&A”) of $41.4 million in the third quarter of 2009 were approximately $0.1 million less than the prior year period. Selling expenses decreased $1.6 million or 7.5% primarily as a result of headcount reductions and the reduced commissions on lower F&I sales together with reduced auto and travel related expenses to provide service and merchandising to our customers. Warehouse and delivery expenses of $12.5 million in the third quarter of 2009 decreased $2.0 million from the prior year. Freight expense, the largest component of warehouse and delivery expense, decreased from 4.6% of sales in 2008 to 4.1% of sales in the comparable 2009 quarter. The 2009 freight costs included the benefits of favorably negotiated freight contracts in addition to shipping and handling efficiencies while the 2008 freight costs contained the negative impact of higher fuel surcharges. Improvements in warehouse operations were implemented over the last several months which resulted in further savings in warehouse labor in the third quarter of 2009 compared to the prior year period.
General and administrative (“G&A”) expenses of $6.3 million increased by $1.6 million in the third quarter of 2009 compared to the third quarter of 2008. The increase in G&A expenses was primarily the result of the increased cost of $0.4 million in salaries, wages, and benefits together with an increase of $0.5 million in legal and other professional services. In addition, the investment performance of securities held in the unqualified deferred compensation plan’s Rabbi Trust provided an unfavorable adjustment of $0.2 million in the third quarter of 2009 compared to a favorable adjustment of $0.5 million in the same period of 2008. In both periods, an offsetting adjustment was recorded in other expense, net.
Stock compensation expenses from stock options primarily related to the Merger Transaction were a charge of $3.3 million in the third quarter of 2009 compared to a charge of $1.5 million in the same prior year period. The change in the fair value of the Class B Common Stock is included in stock compensation expense and this resulted in a charge of $2.5 million in the third quarter of 2009 as compared to a charge of $0.6 million in the same prior year period.
Depreciation expense of $4.4 million in the third quarter of 2009 was $0.1 million more than depreciation expense of $4.3 million in the third quarter of 2008.
Amortization expense of $1.8 million in the third quarter of 2009 was unchanged from amortization expense in the same quarter of 2008.
The Company recorded management and transaction fees of $0.3 million for the third quarter of 2009 and recorded the same amount in the third quarter of 2008. The Company is obligated to pay management fees to a subsidiary of CHS for management services rendered in the amount of $58 thousand per month, plus out-of-pocket expenses, and to pay transaction fees to a subsidiary of OTPP for transaction services rendered in the amount of $26 thousand per month, plus out of pocket expenses, for each month commencing after March 31, 2004.
Other income (expense), net for the three months ended September 30, 2009 was income of $0.2 million compared to expense of $0.6 million for the same period of 2008. The investment performance of securities held in the unqualified deferred compensation plan’s Rabbi Trust generated income of $0.2 million in third quarter of 2009 and expense of $0.5 million in the third quarter of 2008.
Income from operations for the three months ended September 30, 2009 was $17.4 million, an increase of $1.2 million from the same period of the prior year.

The Company’s condensed consolidated operating profit margin (income from operations as a percentage of net sales) increased from 12.3% in the third quarter of 2008 to 14.2% in the same period of 2009. The increase in the operating profit margin was primarily the result of an increase in gross profit as a percentage of sales together with a decrease in warehouse and delivery costs which were partially offset by an increase in G&A and stock compensation expense expressed as a percentage of sales.
Interest expense, net, decreased $1.3 million to $4.0 million in the third quarter of 2009 from $5.3 million in the same period of 2008. The decrease in interest expense was the result of a decrease in the principal balance together with a decrease in the LIBOR borrowing rate on the Term B Loans. See “Liquidity and Capital Resources – Borrowings” for a description of the Amended Senior Credit Agreement.
Interest expense on the mandatorily redeemable preferred stock and management purchased options increased by $0.3 million due to compounding of interest to $3.1 million in the third quarter of 2009 from $2.8 million in the same prior year period.
The Company pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.2 million per annum in the aggregate. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. For each of the quarters ended September 30, 2008 and 2009, the Company incurred $3.2 million in interest on the Junior Subordinated Debentures, which is equivalent to the amount distributed by the Trust on the Trust Preferred Securities.
In order to retain capital, the Company’s Board of Directors determined to temporarily defer the payment of cash distributions to holders of Trust Preferred Securities beginning with the January 2009 distribution. The Company’s decision to defer the payment of distributions to holders of Trust Preferred Securities was designed to ensure that the Company preserve cash and maintain its compliance with the financial covenants contained in its Senior Credit and Subordinated Debt Agreements. Pursuant to the Indenture that governs the Trust Preferred Securities, the Company was able to defer distribution payments to holders of the Trust Preferred Securities for a period that cannot exceed 60 months (the “Deferral Period”). During the Deferral Period, the Company was required to accrue the full amount of all distributions payable, and such deferred distributions were immediately payable by the Company at the end of the Deferral Period. The Company ended the Deferral Period and paid all deferred distributions to holders of the Trust Preferred Securities on July 31, 2009.
The Company also pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Common Securities at the rate of 11.6% per annum on their face amount of $3.3 million, or $0.4 million per annum in the aggregate. The Trust distributes an equivalent amount to the Company as a distribution on the underlying Trust Common Securities. For the three months ended September 30, 2009 and 2008, the Company paid $0.1 million interest on the Junior Subordinated Debentures, which is equivalent to the amounts received by the Company as investment income.
The Company recorded an income tax provision of $4.8 million on a pre-tax income of $7.1 million in the third quarter of 2009 compared to an income tax provision of $3.8 million on pre-tax income of $5.1 million in the third quarter of 2008. The effective income tax rates were 67.9% and 74.1% for the three months ended September 30, 2009 and 2008, respectively. The effective income tax rate differed from the federal statutory rate primarily as a result of the effect of non-deductible interest on the mandatorily redeemable Hillman Investment Company Class A Preferred stock and stock compensation expense recorded on the Preferred Options and Class B Common Stock. The non-deductible interest and compensation expense described above increased the effective income tax rate from the federal statutory rate by 31.6% and 29.6% in the three month periods ended September 30, 2009 and 2008, respectively.
In the third quarter of 2009, the Company recorded a tax benefit of $0.3 million due to the reconciliation of the 2008 income tax provision to the 2008 Federal, State and Local income tax returns as filed. This amount included a benefit for state income tax credits of $0.3 million which was not included in the year end tax provision. This provision to return adjustment impacted the effective income tax rate from the federal statutory rate by -4.6% in the three month period ended September 30, 2009. The remaining differences between the effective income tax rate and the federal statutory rates in both three month periods were primarily due to state and foreign income taxes.

Sales and Profitability for the Nine Months Ended September 30,

	(dollars in thousands)
	2009		2008
		% of		% of
	Amount	Total	Amount	Total

Net sales	$358,699	100.0%	$368,454	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	176,965	49.3%	185,698	50.4%

Gross profit	181,734	50.7%	182,756	49.6%

Operating expenses:
Selling	59,044	16.5%	61,768	16.8%
Warehouse & delivery	36,701	10.2%	43,102	11.7%
General & administrative	18,795	5.2%	16,151	4.4%
Stock compensation expense	7,088	2.0%	2,045	0.6%

Total SG&A	121,628	33.9%	123,066	33.4%
Depreciation	13,290	3.7%	13,275	3.6%
Amortization	5,305	1.5%	5,305	1.4%
Management and transaction fees to related party	759	0.2%	773	0.2%

Total operating expenses	140,982	39.3%	142,419	38.7%

Other expense, net	(316)	-0.1%	(783)	-0.2%

Income from operations	40,436	11.3%	39,554	10.7%

Interest expense, net	11,139	3.1%	16,032	4.4%
Interest expense on mandatorily redeemable preferred stock & management purchased options	9,098	2.5%	8,188	2.2%
Interest expense on junior subordinated notes	9,668	2.7%	9,457	2.6%
Investment income on trust common securities	(284)	-0.1%	(284)	-0.1%

Income before income taxes	10,815	3.0%	6,161	1.7%

Income tax provision	10,924	3.0%	6,508	1.8%

Net loss	$(109)	0.0%	$(347)	-0.1%

Nine Months Ended September 30, 2009 and 2008
The Company had net sales of $358.7 million in the first nine months of 2009, a decrease of $9.8 million or 2.7% from the first nine months of 2008. The sales in every division for the first nine months of 2009 benefited from three additional business days, which generated approximately $5.1 million in sales, when compared to the first nine months of 2008.
The sales to national accounts increased $1.7 million in the first nine months of 2009 as compared to 2008 primarily as a result of increased sales of fasteners to Menards and Pep Boys and increased sales of LNS and fasteners to Home Depot. The sales in the first nine months of 2009 increased by $1.8 million to Pep Boys and increased by $1.2 million to Menards as a result of the introduction of new fastener programs. The Home Depot sales increased $1.7 million in the first nine months of 2009 primarily due to the release of new LNS items and the expansion of the hollow wall anchor program. The Lowe’s sales decreased $0.4 million in the first nine months of 2009 as a result of Lowe’s decision in 2008 to increase threaded rod inventory of high volume items at the store level to drive sales volume. The sale of code cutter machines to Barnes decreased by $1.4 million as a result of reduced sales to automotive dealers. The remaining national accounts sales decreased $1.2 million, which included a sales increase of $0.3 million to Tractor Supply primarily for fasteners and a sales decrease of $0.9 million to Walmart primarily for keys.
As a result of the contraction in the residential construction market and negative economic conditions impacting our retail customers, the sales to All Points customers, traditional franchise and independent accounts, and warehouse customers decreased $5.0 million, $2.7 million and $1.7 million, respectively, from the prior year period. Sales of engraving products decreased $2.4 million in the first nine months of 2009 primarily as a result of the lower sales at the large national pet retailers. The sales of the Mexican and Canadian divisions were higher by $1.2 million and $0.5 million, respectively, in the first nine months of 2009 as a result of new store openings by Home Depot Mexico and additional builders hardware and key sales to Canadian Tire. Other sales to regional, commercial industrial, direct marketing, and Latin American accounts decreased $1.4 million to $30.9 million in the first nine months of 2009 from $32.3 million in the same period of 2008.
The Company’s gross profit percentage was 50.7% in the first nine months of 2009 compared to 49.6% in the first nine months of 2008. For the first three fiscal quarters of 2009, the Company was able to procure inventory items at lower unit costs than during the same prior year period as a result of decreased prices for commodities such as steel, plastics, aluminum, nickel, copper, and zinc. In particular, the cost of steel based fasteners sourced primarily from Taiwan and China returned to the levels prior to the significant price increases seen in the second and third quarters of 2008. The Company was able to implement pricing actions during 2008 to recoup a portion of the cost increases received from suppliers. This was followed by a steep decline in commodity costs in the second half of 2008 which resulted in lower supplier prices. However, for a significant portion of the first half of 2009, the average cost of many items in the Company’s inventory remained higher than the prior year. The Company anticipates that the average inventory unit costs will stabilize during the remainder of this year.
The Company’s SG&A expenses of $121.6 million in the first nine months of 2009 were approximately $1.4 million less than the prior year period. Selling expenses decreased $2.7 million or 4.4% primarily as a result of headcount reductions and the reduced commissions on lower F&I sales together with reduced auto and travel related expenses to provide service and merchandising to our customers. These costs were partially offset by higher display costs on new accounts and the expanded national accounts store base. Warehouse and delivery expenses of $36.7 million in the first nine months of 2009 decreased $6.4 million from the same prior year period. Freight expense, the largest component of warehouse and delivery expense, decreased from 4.8% of sales in 2008 to 3.9% of sales in the comparable 2009 period. The 2009 freight costs included the benefits of favorably negotiated freight contracts in addition to shipping and handling efficiencies while the 2008 freight costs contained the negative impact of higher fuel surcharges. Improvements in warehouse operations were implemented in the last several months which resulted in further savings in warehouse labor in the first nine months of 2009 compared to the prior year period.

General and administrative expenses of $18.8 million increased by $2.6 million in the first nine months of 2009 compared to the first nine months of 2008. The increase in G&A expenses was primarily the result of the increased cost of $1.1 million in salaries, wages, and benefits together with an increase of $0.9 million in legal and other professional services. In addition, the investment performance of securities held in the non-qualified deferred compensation plan’s Rabbi Trust provided an unfavorable adjustment of $0.1 million in the first nine months of 2009 and a favorable adjustment of $0.8 million in the first nine months of 2008. In both periods, an offsetting adjustment was recorded in other expense, net.
Stock compensation expenses from stock options primarily related to the Merger Transaction were a charge of $7.1 million in the first nine months of 2009 compared to a charge of $2.0 million in the same prior year period. The change in the fair value of the Class B Common Stock is included in stock compensation expense and this resulted in a charge of $4.6 million in the first nine months of 2009 as compared to a gain of $0.6 million in the same prior year period.
Depreciation expense of $13.3 million in the first nine months of 2009 was unchanged from depreciation expense in the same period of 2008.
Amortization expense of $5.3 million in the first nine months of 2009 was unchanged from amortization expense in the same period of 2008.
The Company recorded management and transaction fees of $0.8 million for the first nine months of 2009 and recorded the same amount in the first nine months of 2008. The Company is obligated to pay management fees to a subsidiary of CHS for management services rendered in the amount of $58 thousand per month, plus out-of-pocket expenses, and to pay transaction fees to a subsidiary of OTPP for transaction services rendered in the amount of $26 thousand per month, plus out of pocket expenses, for each month commencing after March 31, 2004.
Other expense, net for the nine months ended September 30, 2009 was an expense of $0.3 million compared to an expense of $0.8 million for the same period of 2008. The investment performance of securities held in the unqualified deferred compensation plan’s Rabbi Trust generated a gain of $0.1 million in first nine months of 2009 and an expense of $0.8 million in the first nine months of 2008. The first nine months of 2009 also contained a charge of $0.7 million for termination and restructuring costs associated with the closing of the Albany distribution center and a reduction in the Company’s workforce in response to the national economic downturn.
Income from operations for the nine months ended September 30, 2009 was $40.4 million, an increase of $0.9 million from the same period of the prior year.
The Company’s condensed consolidated operating profit margin (income from operations as a percentage of net sales) increased from 10.7% in the first nine months of 2008 to 11.3% in the same period of 2009. The increase in the operating profit margin was primarily the result of an increase in gross profit as a percentage of sales together with a decrease in selling, warehouse and delivery costs which were partially offset by an increase in G&A expenses and stock compensation expenses expressed as a percentage of sales.
Interest expense, net, decreased $4.9 million to $11.1 million in the first nine months of 2009 from $16.0 million in the same period of 2008. The decrease in interest expense was the result of a decrease in the principal balance together with a decrease in the LIBOR borrowing rate on the Term B Loans.
Interest expense on the mandatorily redeemable preferred stock and management purchased options increased by $0.9 million due to compounding of interest to $9.1 million in the first nine months of 2009 from $8.2 million in the same prior year period.
The Company pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.2 million per annum in the aggregate. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. For the nine months ended September 30, 2009, the Company incurred $9.7 million in interest on the Junior Subordinated Debentures compared to $9.5 million in interest for the same prior year period. The Company’s interest expense on the Junior Subordinated Debentures is equivalent to the amount distributed by the Trust on the Trust Preferred Securities.

In order to retain capital, the Company’s Board of Directors determined to temporarily defer the payment of cash distributions to holders of Trust Preferred Securities beginning with the January 2009 distribution. The Company’s decision to defer the payment of distributions to holders of Trust Preferred Securities was designed to ensure that the Company preserve cash and maintain its compliance with the financial covenants contained in its Senior Credit and Subordinated Debt Agreements. Pursuant to the Indenture that governs the Trust Preferred Securities, the Company was able to defer distribution payments to holders of the Trust Preferred Securities for a period that cannot exceed 60 months. During the Deferral Period, the Company was required to accrue the full amount of all distributions payable, and such deferred distributions were immediately payable by the Company at the end of the Deferral Period. In the first six months of 2009, the Company accrued $6.3 million in interest payable to the Trust on the Junior Subordinated Debentures. On July 31, 2009, the Company resumed payments of monthly distributions and paid all amounts accrued during the six month Deferral Period.
The Company also pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Common Securities at the rate of 11.6% per annum on their face amount of $3.3 million, or $0.4 million per annum in the aggregate. The Trust distributes an equivalent amount to the Company as a distribution on the underlying Trust Common Securities. For the nine months ended September 30, 2009 and 2008, the Company paid $0.3 million interest on the Junior Subordinated Debentures, which is equivalent to the amounts received by the Company as investment income.
The Company recorded an income tax provision of $10.9 million on pre-tax income of $10.8 million in the first nine months of 2009 compared to an income tax provision of $6.5 million on a pre-tax income of $6.2 million in the same prior year period. The effective income tax rates were 101.0% and 105.6% for the nine months ended September 30, 2009 and 2008, respectively. The effective income tax rate differed from the federal statutory rate primarily as a result of the effect of non-deductible interest on the mandatorily redeemable Hillman Investment Company Class A Preferred stock and stock compensation expense recorded on the Preferred Options and Class B Common Stock. The non-deductible interest and compensation expense described above increased the effective income tax rate from the federal statutory rate by 52.4% and 58.0% in the nine month periods ended September 30, 2009 and 2008, respectively.
In the third quarter of 2009, the Company recorded a tax benefit of $0.3 million due to the reconciliation of the 2008 income tax provision to the 2008 Federal, State and Local income tax returns as filed. This amount included a benefit for state income tax credits of $0.3 million not included in the year end tax provision. This provision to return adjustment impacted the effective income tax rate from the federal statutory rate by -3.0% in the nine month period ended September 30, 2009. In the first quarter of 2009, the Company recorded a valuation reserve of $0.4 million. The valuation reserve was set up against the deferred tax asset related to a capital loss recognized in the period by the Company’s non-qualified deferred compensation trust. This impacted the effective income tax rate from the federal statutory rate by 3.7% in the nine month period ended September 30, 2009. The remaining differences between the effective income tax rate and the federal statutory rates in both periods were primarily due to state and foreign income taxes.

Liquidity and Capital Resources
Cash Flows
The statements of cash flows reflect the changes in cash and cash equivalents for the nine months ended September 30, 2009 and 2008 by classifying transactions into three major categories: operating, investing and financing activities.
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
Operating activities in the first nine months of 2009 provided cash of $56.3 million, or an increase of $33.8 million, compared to the cash provided of $22.5 million for the same period of 2008. The Company’s operating cash outflows have historically been higher in the first two fiscal quarters when selling volume, accounts receivable and inventory levels increase as the Company moves into the stronger spring and summer selling seasons. However, in the first nine months of 2009, a significantly larger amount of cash was provided from operations as a result of lower inventory requirements and a smaller increase in the level of accounts receivable. The reduction in inventory levels provided $16.2 million in cash in the first nine months of 2009 compared to cash provided of only $1.3 in the prior year period. The 2009 inventory level decreased from the prior year end in terms of both units and unit costs primarily as a result of the implementation of streamlined purchasing initiatives and lower purchase prices. The seasonal increase of accounts receivable was only $10.5 million in the first nine months of 2009 compared to $24.5 million in the prior year period.
Investing Activities
The principal recurring investing activities are property additions primarily for key duplicating machines. Net property additions for the first nine months of 2009 were $9.1 million, a decrease of $1.3 million from the comparable period of 2008. The net property additions for the first nine months of 2009 consisted of $5.6 million for key duplicating machines, $0.9 million for engraving machines and $2.6 million for computer software and equipment. The net property additions of $10.4 million in the first nine months of 2008 consisted of $5.8 million for key duplicating machines, $1.3 million for engraving machines and $3.3 million for computer software and equipment.
Financing Activities
Net cash used for financing activities in the nine months ended September 30, 2009 was $29.8 million compared to cash used of $16.8 million in the comparable period of 2008. The net cash generated from “Operating Activities” together with cash on hand at the beginning of the year was used to fund the additions to capital expenditures in “Investing Activities” and the repayment of senior term loans of $27.0 million and $16.5 million in the first nine months of 2009 and 2008, respectively. In the first nine months of 2008, the Company used its revolving credit facility to supplement its seasonal cash requirements but did not do so during the same period in 2009.
Liquidity
The Company’s working capital position (defined as current assets less current liabilities) of $118.6 million at September 30, 2009 represents a decrease of $7.9 million from the December 31, 2008 level of $126.5 million. The primary reasons for the decrease in working capital were an increase in cash of $17.4 million and an increase in accounts receivable of $10.5 million which were offset by a decrease in inventories of $16.2 million and the reclassification of approximately $15.7 million of long term senior term loans to current obligations and an increase in other accrued expenses of $1.8 million. The Company’s current ratio (defined as current assets divided by current liabilities) decreased to 2.82x at September 30, 2009 from 3.66x at December 31, 2008.

Contractual Obligations
The Company’s contractual obligations in thousands of dollars as of September 30, 2009:

		Payments Due
Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years

Junior Subordinated Debentures (1)	$115,814	$—	$—	$—	$115,814
Long Term Senior Term Loans	175,849	15,674	160,175	—	—
Bank Revolving Credit Facility	—	—	—	—	—
Long Term Unsecured Subordinated Notes	49,820	—	49,820	—	—
Interest Payments (2)	36,405	14,249	22,156	—	—
Operating Leases	37,467	8,089	11,502	6,473	11,403
Mandatorily Redeemable Preferred Stock	108,653	—	—	—	108,653
Management Purchased Options	6,607	—	—	—	6,607
Accrued Stock Based Compensation on Preferred Options	13,727	—	—	—	13,727
Deferred Compensation Obligations	2,870	133	266	266	2,205
Capital Lease Obligations	571	361	199	11	—
Purchase Obligations	1,313	350	350	350	263
Other Long Term Obligations	2,743	1,144	806	202	591
ASC 740-10-25 (FIN 48) Liabilities	2,875	—	—	—	2,875

Total Contractual Cash Obligations (3)	$554,714	$40,000	$245,274	$7,302	$262,138

(1)	The junior subordinated debentures liquidation value is approximately $108,707.

(2)	Interest payments for Long Term Senior Term Loans and Long Term Unsecured Subordinated Notes. Interest payments on the variable rate Long Term Senior Term Loans were calculated using actual interest rates as of September 30, 2009 and a LIBOR rate of 0.41% plus applicable margin of between 2.75% and 4.50% thereafter.

(3)	All of the contractual obligations noted above are reflected on the Company’s condensed consolidated balance sheet as of September 30, 2009 except for the interest payments and operating leases. In addition to the contractual obligations above, the Company has issued certain equity securities to management shareholders with terms that allow them to be put back to the Company upon termination from employment, death or disability. The terms of the equity securities held by management limit cash distributions for puttable equity securities to an aggregate of $5.0 million per annum. As of September 30, 2009, no equity securities have been put back to the Company by management shareholders. See Note 9, Common and Preferred Stock, to the condensed consolidated financial statements for additional information.
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
As of September 30, 2009, the Company had no material purchase commitments for capital expenditures.
Borrowings
As of September 30, 2009, the Company had $14.5 million available under its $20.0 million revolving credit facility compared to availability of $33.9 million under the former $40.0 million revolving credit facility as of December 31, 2008. The availability under the revolving credit facility at September 30, 2009 was reduced by outstanding letters of credit of $5.5 million.

The Company had approximately $176.4 million of outstanding debt under its secured credit facilities at September 30, 2009, consisting of $175.8 million in a term loans and $0.6 million in capitalized lease and other obligations. The term loan consisted of a $33.1 million Term B-1 Loan currently at a three (3) month LIBOR rate plus margin of 3.16% and a $142.7 million Term B-2 Loan currently at a three (3) month LIBOR rate plus margin of 4.91%. The capitalized lease and other obligations were at various interest rates. At September 30, 2009 and December 31, 2009, the Company borrowings were as follows:

	September 30, 2009			December 31, 2008
	Facility	Outstanding	Interest	Facility	Outstanding	Interest
(dollars in 000’s)	Amount	Amount	Rate	Amount	Amount	Rate

Term B-1 Loan		$33,117	3.16%		$202,849	3.46%
Term B-2 Loan		142,732	4.91%		—	—

Total Term Loans		175,849			202,849
Revolving credit facility	$20,000	—	—	$40,000	—	—
Capital leases & other obligations		548	various		400	various

Total secured credit		176,397			203,249
Unsecured subordinated notes		49,820	12.50%		49,820	10.00%

Total borrowings		$226,217			$253,069

Effective August 7, 2009 the Company, through the Hillman Group, entered into an Amended and Restated Credit Agreement which amended its revolving credit and senior term loan (“Amended Senior Credit Agreement”). Lenders representing 82.3% of the outstanding balance of the revolving credit and senior term loan consented to the Amended Senior Credit Agreement (“Consenting Lenders”). For the 17.7% of Lender commitments which did not consent to the amendment (“Non-Consenting Lenders”) pricing and amortization of the senior term loan remain unchanged. Under the terms of the Amended Senior Credit Agreement the Consenting Lenders agreed to extend the term of the Senior Credit Agreement to March 31, 2012 from March 31, 2011. Amortization of the term loan was set at 1.5% per quarter beginning September 1, 2009, with the remainder due at maturity. Pricing on the senior term loan was increased from LIBOR plus a margin of 2.75% to LIBOR plus a margin of 4.50%. The fixed charge and interest coverage covenants remained the same and were extended for 12 months while the leverage covenant was extended 12 months and increased 0.25 to 3.00 times from March 31, 2010 to March 31, 2012. Additionally, the amendment included a $30 million delayed draw term loan (“Delayed Draw”) which can be used only to fund all or a portion of the amortization payments for the Non-Consenting Lenders. The Delayed Draw pricing, covenants, terms and conditions are the same as under the Amended Senior Credit Agreement.
The Amended Senior Credit Agreement extended the revolving credit line to March 31, 2012 from March 31, 2011 and reduced it to $20 million from $40 million. Pricing on the revolving credit line was increased from LIBOR plus a margin of 2.75% to LIBOR plus a margin of 4.50% and the unused commitment fee was increased 25 basis points to 75 basis points.
Interest on the Subordinated Debt Issuance of $47.5 million which matures September 30, 2011 was at a fixed rate of 13.5% per annum, with cash interest payments being required on a quarterly basis at a fixed rate of 11.25% commencing April 15, 2004. Effective July 21, 2006, the Subordinated Debt Agreement was amended to reduce the interest rate to a fixed rate of 10.0% payable quarterly.
In connection with the Amended Senior Credit Agreement effective on August 7, 2009, the Subordinated Debt Agreement was amended to extend the maturity date to September 30, 2012 from September 30, 2011 and increase the interest rate from 10.0% to 12.5%. Covenant levels were extended and modified consistent with the Amended Senior Credit Agreement. At September 30, 2009, the outstanding Subordinated Debt Issuance was $49.8 million.

The Company’s Senior Credit Agreement requires the maintenance of certain fixed charge, interest coverage and leverage ratios and limits the ability of the Company to incur debt, make investments, make dividend payments to holders of the Trust Preferred Securities or undertake certain other business activities. Upon the occurrence of an event of default under the credit agreements, all amounts outstanding, together with accrued interest, could be declared immediately due and payable by our lenders. Below are the calculations of the financial covenants with the Amended Senior Credit Agreement requirement for the twelve trailing months ended September 30, 2009:

		Ratio
(dollars in 000’s)	Actual	Requirement
Fixed Charge Ratio
Adjusted EBITDA (1)	$82,243

Cash interest expense (2)	14,352
Interest on junior subordinated debentures	12,442
Capital expenditures, net of disposals	11,893
Scheduled principal payments	1,531
Tax payments, net	1,550

Total fixed charges	$41,768

Fixed charge ratio (must be above requirement)	1.97	1.15

Interest Coverage Ratio
Adjusted EBITDA (1)	$82,243

Cash interest expense (2)	$14,352

Interest coverage ratio (must be above requirement)	5.73	2.50

Leverage Ratio
Senior term loan balance	$175,849
Capital lease and other credit obligations	548
Subordinated notes	49,820

Total debt	$226,217

Adjusted EBITDA (1)	$82,243

Leverage ratio (must be below requirement)	2.75	3.25

(1)	Adjusted EBITDA is defined as income from operations ($48,607) plus depreciation ($17,850), amortization ($7,073), non-cash stock compensation expense ($7,524), foreign exchange gains or (losses) ($516) and other non-recurring expenses ($673).

(2)	Includes cash interest expense on senior term loans, capitalized lease obligations and subordinated notes.
The Company had deferred tax assets aggregating $20.8 million, net of valuation allowance of $2.4 million, and deferred tax liabilities of $71.4 million as of September 30, 2009, as determined in accordance with ASC Topic 740, “Income Taxes.” Management believes that the Company’s net deferred tax assets will be realized through the reversal of existing temporary differences between the financial statement and tax basis, as well as through future taxable income.
The Company was in compliance with all other provisions of the Amended Senior Credit and Subordinated Debt Agreements as of September 30, 2009 and management believes the likelihood of default is remote.

Critical Accounting Policies and Estimates
Significant accounting policies and estimates are summarized in the notes to the condensed consolidated financial statements. Some accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate. Management believes these estimates and assumptions are reasonable based on the facts and circumstances as of September 30, 2009, however, actual results may differ from these estimates under different assumptions and circumstances.
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
Accounts Receivable and Allowance for Doubtful Accounts:
The Company establishes the allowance for doubtful accounts using the specific identification method and also provides a reserve in the aggregate. The estimates for calculating the aggregate reserve are based on historical information. Increases to the allowance for doubtful accounts result in a corresponding expense. The allowance for doubtful accounts was $526 thousand as of September 30, 2009 and $544 thousand as of December 31, 2008.
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

The calculation of the fair value of the Class A Common Stock and Class B Common Stock as of September 30, 2009 and December 31, 2008 is detailed below:

	September 30,	December 31,
(dollars in 000’s, except per share amounts)	2009	2008
Trailing twelve fiscal months EBITDA (1)	$83,272	$77,391
Valuation Multiple (2)	8.0	8.0

Hillman Enterprise Value	666,176	619,128

Less:
Senior term loans	175,849	202,849
Bank revolving credit	—	—
Unsecured subordinated notes	49,820	49,820
Junior subordinated debentures redemption value, net (3)	105,446	105,446

Total Debt	331,115	358,115

Plus:
Cash	24,549	7,133

Less:
Accrued Hillman Investment Company Class A Preferred (4)	114,509	105,038
Accrued Hillman Class A Preferred (4)	168,839	154,297

	283,348	259,335

Common Equity Value	76,262	8,811
Liquidity & Minority Discount on Common Only (5)	22,879	2,643

Discounted Common Equity Value	53,383	6,168

Fully-diluted Common Shares outstanding	10,309	10,309

Fully-diluted Discounted Common Value Per Common Share	$5,178	$598

(1)	-	EBITDA is calculated for the most recent four fiscal quarters as follows:

	September 30,	December 31,
	2009	2008
Income from operations	$48,607	$47,725
Depreciation and amortization	24,923	24,908
Management fees	1,029	1,043
Stock compensation expense	7,524	2,481
Exchange rate loss, net	516	980
Restructuring charges	658	—
Other adjustments	15	254

EBITDA	$83,272	$77,391

The other adjustments include one time legal and professional fees.

(2)	-	The Company periodically reviews the valuation multiple used and notes that it is consistent with comparable multiples used for distribution companies.

(3)	-	The value of the junior subordinated debentures is the redemption value of $25 per share.

(4)	-	Redemption value of all preferred shares and options thereon, less any applicable strike price.

(5)	-	Under the terms of the ESA agreement with management shareholders, the redemption of shares is subject to a discount given the lack of a public market for the shares. A 30% discount has applied to the equity value to adjust for the lack of an active market for the shares.

The enterprise value of the Company is determined based on the earnings before interest, taxes, depreciation and amortization adjusted for management fees, stock compensation costs, and other non-recurring general and administrative costs (“Adjusted EBITDA”) for the most recent twelve month period multiplied by a valuation multiple. As of September 30, 2009 and December 31, 2008, the Company has applied a valuation multiple of 8.0x to trailing twelve months Adjusted EBITDA in determining enterprise value. Management periodically reviews the appropriateness of this multiple and notes that it is consistent with comparable distribution companies.
A change of 0.1 in the valuation multiple used to calculate the enterprise value adjusts the per share fair value of the Class A Common Stock and the Class B Common Stock by $565 as of September 30, 2009 and $525 as of December 31, 2008.
The fair value of the Class A Preferred Stock Options and Hillman Investment Company Class A Preferred Stock Options is equal to the liquidation value of $1,000 per share plus all accumulated and unpaid dividends thereon less the applicable strike price. The aggregate fair value of the puttable Class A Preferred Stock Options and Hillman Investment Company Class A Preferred Stock Options was $11,080 at September 30, 2009 and $10,104 at December 31, 2008.
According to the ESA, the fair market value of the Class A Common Stock and the Class B Common Stock is to be determined by the Board of Directors using an enterprise basis and taking into account all relevant market factors.
See Note 9, Common and Preferred Stock, of the notes to the condensed consolidated financial statements for further information.
Stock-Based Compensation:
During the first quarter of fiscal 2006, the Company adopted the provisions of, and accounts for stock-based compensation in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” The provisions of SFAS 123R have been primarily codified into ASC Topic 718 “Compensation – Stock Compensation.” Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified-prospective method under which prior periods are not revised for comparative purposes. The valuation provisions of ASC Topic 718 apply to new grants and to grants that were outstanding prior to the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the ASC Topic 718 pro forma disclosures. See Note 10, Stock Based Compensation, of the notes to the condensed consolidated financial statements for further information.
Inventory Realization:
Inventories consisting predominantly of finished goods are valued at the lower of cost or market, cost being determined principally on the weighted average cost method. Excess and obsolete inventories are carried at net realizable value. The historical usage rate is the primary factor used by the Company in assessing the net realizable value of excess and obsolete inventory. A reduction in the carrying value of an inventory item from cost to market is recorded for inventory with no usage in the preceding twenty-four month period or with on hand quantities in excess of twenty-four months average usage. The inventory reserve amounts were $7.2 million as of September 30, 2009 and $6.1 million as of December 31, 2008.

Goodwill and Other Intangible Assets:
The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which is codified primarily into ASC Topic 350, “Intangibles – Goodwill and Other,” which requires that goodwill and intangibles with indefinite lives no longer be amortized, but instead be tested for impairment at least annually. If the carrying amount of goodwill is greater than the fair value, impairment may be present. The Company’s independent appraiser, John Cole, CPA, CVA, assists the Company in assessing the value of its goodwill based on a discounted cash flow model and multiple of earnings. Assumptions critical to the Company’s fair value estimates under the discounted cash flow model include the discount rate, projected average revenue growth and projected long-term growth rates in the determination of terminal values.
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
Long-Lived Assets:
Under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is primarily codified into ASC Topic 360, “Property, Plant, and Equipment,” the Company has evaluated its long-lived assets for financial impairment and will continue to evaluate them based on the estimated undiscounted future cash flows as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. As of September 30, 2009, the Company has not determined it necessary to record impairment charges to its long-lived assets.
Risk Insurance Reserves:
The Company self insures its product liability, automotive, worker’s compensation and general liability losses up to $250 thousand per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences in excess of $250 thousand up to $35 million. The two risk areas involving the most significant accounting estimates are workers’ compensation and automotive liability. Actuarial valuations performed by the Company’s outside risk insurance expert, Insurance Services Office, Inc., were used to form the basis for workers’ compensation and automotive liability loss reserves. The actuary contemplated the Company’s specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes the liability recorded for such risk insurance reserves is adequate as of September 30, 2009, but due to judgments inherent in the reserve estimation process it is possible the ultimate costs will differ from this estimate.
The Company self-insures its group health claims up to an annual stop loss limit of $200 thousand per participant. Aggregate coverage is maintained for annual group health insurance claims in excess of 125% of expected claims. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves. The Company believes the liability recorded for such insurance reserves is adequate as of September 30, 2009, but due to judgments inherent in the reserve estimation process it is possible the ultimate costs will differ from this estimate.
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
Based on the Company’s exposure to variable rate borrowings at September 30, 2009, a one percent (1%) change in the weighted average interest rate for a period of one year would change the annual interest expense by approximately $1.3 million.
The Company is exposed to foreign exchange rate changes of the Canadian and Mexican currencies as it impacts the $5.5 million net asset value of its Canadian and Mexican subsidiaries as of September 30, 2009. Management considers the Company’s exposure to foreign currency translation gains or losses to be immaterial.
Item 4.
Controls and Procedures
Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, which included the matters discussed below, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period ended September 30, 2009, in ensuring that material information relating to The Hillman Companies, Inc. required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.	– Risk Factors.
There have been no material changes to the risks related to the Company.

Item 2.	– Unregistered Sales of Equity Securities and Use of Proceeds.
Not Applicable

Item 3.	– Defaults Upon Senior Securities.
Not Applicable

Item 4.	– Submission of Matters to a Vote of Security Holders.
Not Applicable

Item 5.	– Other Information.
Not Applicable

Item 6.	– Exhibits.
a) Exhibits, including those incorporated by reference.

10.1 *	Amended and Restated Credit Agreement dated as of August 7, 2009.

10.2 *	Amended Subordinated Loan Agreement dated as of August 7, 2009.

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
THE HILLMAN COMPANIES, INC.

/s/ James P. Waters James P. Waters	/s/ Harold J. Wilder Harold J. Wilder
Vice President — Finance	Controller
(Chief Financial Officer)	(Chief Accounting Officer)
DATE: November 16, 2009