Form 10-K
period 2009-12-31
HILLMAN COMPANIES INC
filed 2010-03-26
CIK 1029831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES ☐       NO ☑
On March 26, 2010, there were 6,201.0 Class A Common Shares issued and outstanding, 970.6 Class B Common Shares issued and outstanding, 2,787.1 Class C Common Shares issued and outstanding, 82,104.8 Class A Preferred Shares issued and outstanding by the Registrant, 57,282.4 Class A Preferred Shares issued and outstanding by the Hillman Investment Company and 4,217,724 Trust Preferred Securities issued and outstanding by the Hillman Group Capital Trust. The Trust Preferred Securities trade on the NYSE Amex (formerly the American Stock Exchange) under the symbol HLM.Pr. The aggregate market value of the Trust Preferred Securities held by non-affiliates at June 30, 2009 was $90,681,066.

PART I
Item 1 — Business.
General
The Hillman Companies, Inc. (“Hillman” or the “Company”) is one of the largest providers of hardware-related products and related merchandising services to retail markets in North America. The Company’s principal business is operated through its wholly-owned subsidiary, The Hillman Group, Inc. (the “Hillman Group”) which had net sales of approximately $458.2 million in 2009. The Hillman Group sells its products to hardware stores, home centers, mass merchants, pet supply stores, and other retail outlets principally in the United States, Canada, Mexico, Latin America and the Caribbean. Product lines include thousands of small parts such as fasteners and related hardware items; threaded rod and metal shapes; keys, key duplication systems and accessories; and identification items, such as tags and letters, numbers, and signs. The Company supports its product sales with value added services including design and installation of merchandising systems and maintenance of appropriate in-store inventory levels.
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
As a result of the Merger Transaction, affiliates of CHS own 49.3% of the Company’s common stock and 54.6% of the Company’s voting common stock, Ontario Teacher’s Pension Plan (“OTPP”) owns 28.0% of the Company’s common stock and 31.0% of the Company’s voting common stock and HarbourVest Partners VI owns 8.7% of the Company’s common stock and 9.7% of the Company’s voting common stock. OTPP’s voting rights with respect to the election of directors to the Board of Directors is limited to the lesser of 30.0% or the actual percentage of voting common stock held. Certain current and former members of management own 13.7% of the Company’s common stock and 4.4% of the Company’s voting common stock. For a discussion of the Company’s capital stock, see Note 13, Common and Preferred Stock, of Notes to Consolidated Financial Statements.
On January 5, 2006, the Hillman Group purchased certain assets of The SteelWorks Corporation (“SteelWorks”), a Denver, Colorado, based manufacturer and distributor of metal shapes, threaded rod and metal sheet to the retail hardware and home improvement industry. Revenues from the sales of this product line were approximately $30.1 million, $37.1 million and $30.7 million for the years ended December 31, 2009, 2008 and 2007, respectively. The aggregate purchase price was $34.4 million paid in cash at closing. The acquisition of this business was made to complement Hillman’s national presence in its core markets and add an established market brand name to our business.
On December 28, 2007, the Hillman Group entered into a Stock Purchase Agreement by and among All Points Industries, Inc. (“All Points”), Gabrielle Mann, Gregory Mann and the Hillman Group, whereby the Hillman Group acquired all of the equity interest of All Points. All Points, a Pompano Beach, Florida, based distributor of commercial and residential fasteners catering to the hurricane protection industry, has positioned itself as a major supplier to manufacturers of railings, screen enclosures, windows and hurricane shutters. All Points has also developed a retail division that supplies hardware for hurricane protection to the do-it-yourself consumer. Revenues of the acquired All Points business were approximately $15.1 million and $21.3 million for the years ended December 31, 2009 and 2008, respectively. The aggregate purchase price, including acquisition costs, was $10.2 million paid in cash at closing. The acquisition of this business was made to strengthen Hillman’s presence in the Florida market and in the hurricane protection market.
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
The U.S. economy has undergone a period of recession and the future economic environment may continue to be less favorable than that of recent years. This slowdown has, and could further lead to, reduced consumer and business spending in the foreseeable future, including by our customers. In addition, economic conditions, including decreased access to credit, may result in financial difficulties leading to restructurings, bankruptcies, liquidations and other unfavorable events for our customers, suppliers and other service providers. If such conditions continue or further deteriorate in 2010 or through fiscal 2011, our industry, business and results of operations may be severely impacted.
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
The Company ships its products from 11 strategically located distribution centers in the United States and Canada (See Item 2 — Properties). The Company closed its distribution center in Green Island, NY effective at the end of March 2009. The impact of closing this facility was not material to Company operations and the customer orders processed from this facility were shifted to existing facilities in Cincinnati, Ohio and LaCrosse, Wisconsin. Hillman utilizes a third-party logistics provider to warehouse and ship customer orders in Mexico. Currently, orders are shipped within 48 hours and, for the year ended December 31,

2009, the Company had a 97% order fill rate. The average single sale in 2009 was approximately $400 as compared to $407 in 2008.
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
In addition, Hillman offers Quick-Tag™, a commercialized, consumer-operated vending system which provides custom engraved specialty items, such as pet identification tags, luggage tags and other engraved identification tags. To date, more than 3,300 Quick-Tag™ machines have been placed in retail locations which are being supported by Hillman’s sales and service representatives.
     Products and Suppliers
Hillman currently purchases its products from approximately 580 vendors, the largest of which accounted for approximately 7.7% of the Company’s annual purchases and the top five of which accounted for approximately 25.4% of its purchases. About 41.1% of Hillman’s purchases are from non-U.S. suppliers, with the balance from U.S. manufacturers and master distributors. The Company’s vendor quality control procedures include on-site evaluations and frequent product testing. Vendors are also evaluated based on delivery performance and the accuracy of their shipments.
     Fasteners
Fasteners still remain the core of Hillman’s business and the product line encompasses more than 40,000 stock keeping units (“SKU’s”), which management believes to be one of the largest selections among suppliers servicing the hardware retail segment. The fastener line includes standard and specialty nuts, bolts, washers, screws, anchors, and picture hanging items. Hillman offers zinc, chrome, and galvanized plated steel fasteners in addition to stainless steel, brass, and nylon fasteners in this vast line of products. In addition, the Company carries a complete line of indoor and outdoor project fasteners for use with drywall and deck construction.
Some of the Company’s latest offerings include WallDog™, which is an innovative, all steel, one-piece screw anchor which features high profile threads for easy fastening into drywall and masonry base materials. In addition, the new Agri Center marked Hillman’s expansion into the fast growing and highly fragmented Agricultural hardware segment. The Agri Center features accessories and fasteners commonly used for the repair and maintenance of trailers and implementation equipment. The program also features an innovative new merchandising format which allows retailers to increase holding power while displaying products in a neat and organized system.
Further, the Company’s chrome and automotive fastener lines are offered primarily to franchise and independent hardware stores and automotive parts retailers. Management believes that these two lines are among the most comprehensive in the retail market and are growing in popularity with both the automotive and motorcycle industries. Other new fastener offerings include construction lags, suspended ceiling fasteners, wire goods, painted & specialty finished screws, stainless steel outdoor screws and anchor bolts.
The acquisition of All Points, which was completed on December 28, 2007, has expanded our presence in this area to include the distribution of residential fasteners to the hurricane protection industry. Hillman management believes that the core competencies developed over time in the management of the fastener product line have enabled Hillman to leverage its scale and expertise to broaden its product offerings efficiently.
Fasteners generated approximately 55.3% of the Company’s total revenues in 2009, as compared to 54.3% in 2008.

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
Hillman markets its key duplication system under two different brands. The Axxess Precision Key Duplication System© is marketed to national retailers requiring a key duplication program easily mastered by novice associates, while the Hillman Key Program targets the franchise hardware and independent retailers, with a machine that works well in businesses with lower turnover and highly skilled employees. There are over 14,900 Axxess Programs placed in North American retailers including Wal-Mart, Kmart, Sears, The Home Depot, Lowe’s, Menards and Long’s Drugs.
In 2007, a new key duplication system, the Precision Laser Key System, was introduced to select test markets. The new system uses a digital optical camera and proprietary software to scan a customer’s key. The system identifies the key and retrieves the key’s specifications, including the appropriate blank and cutting pattern, from a comprehensive database. This new technology also eliminates the effect of natural wear on the customer’s key by reproducing the original key pattern. Hillman management believes that the Company is well-positioned to capitalize on this new technology to further reinforce its market leadership in key duplication.
In addition to key duplication, Hillman has an exclusive, strategic partnership with Barnes Distribution for the distribution of the proprietary PC+© Code Cutter which produces automobile keys based on a vehicle’s identification number. The Code Cutter machines are marketed to automotive dealerships, auto rental agencies and various companies with truck and vehicle fleets. Since its introduction, over 7,900 PC+© units and 7,900 of the newer Flash Code Cutter units have been sold.
Hillman also markets key accessories in conjunction with its key duplication systems. Popular accessories include the Key Light™, Valet KeyChain™, Fanatix™ key identifiers, key coils and key clips. The line of key accessories includes a broad range of products such as key chains, tags, lights, floats, holders, whistles and a host of other miscellaneous complementary items. Additionally, new fashion key and accessory programs have been introduced recently, including DIVA and licensed programs featuring NFL, MLB, Disney, Harley Davidson and other popular licensed properties. Hillman has taken the key and key accessory categories from a price sensitive commodity to a fashion driven business and has significantly increased retail pricing and gross margins.
Keys, key accessories and Code Cutter units represented approximately 22.0% of the Company’s total revenues in each of the years of 2009 and 2008.
     Engraving
Quick-Tag™ is a patented, state-of-the-art consumer-operated vending system that custom engraves and dispenses specialty products such as pet identification tags, military-style I.D. tags, holiday ornaments and luggage tags. Styles include NFL and NCAA logo military tags. Quick-Tag™ is an easy, convenient means for the consumer to custom engrave tags while shopping at large format retail stores such as Wal-Mart and Petco. Hillman has placed over 3,300 Quick-Tag™ machines in retail outlets throughout the United States and Canada.
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
Engraving products represented approximately 7.8% of the Company’s total revenues in 2009, as compared to 8.5% in 2008.
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
Hillman has expanded the LNS product offering to further penetrate the growing home improvement market by developing a new line of high-end house numbers and address plaques. This program provides Hillman with a unique, competitive position expected to yield new revenue growth in this otherwise mature product category.
The Hillman LNS program can be found in Big Box retailers, mass merchants, and pet supply accounts. In addition, Hillman has product placement in franchise and independent hardware retailers.
The LNS category represented approximately 7.5% of the Company’s total revenues in 2009, as compared to 7.2% in 2008.
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
Threaded rod generated approximately 6.6% of the Company’s total revenues in 2009, as compared to 7.7% in 2008.
     Builders Hardware
In 2007, the Company entered the residential Builder’s Hardware market by selling its newly developed product line to Canadian Tire, a Canadian retailer with 493 stores. The Builder’s Hardware category includes a variety of common household items such as coat hooks, door stops, hinges, gate latches, hasps and decorative hardware.

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
The combination of merchandising, upgraded finishes and product breadth is designed to improve the retailer’s performance. The addition of the Builder’s Hardware product line exemplifies the Company’s strategy of leveraging its core competencies to further penetrate customer accounts with new product offerings. The Company plans to aggressively expand the placement of the Hardware Essentials line in future periods.
The Builder’s Hardware category generated approximately 0.8% of the Company’s total revenues in 2009, as compared to 0.3% in 2008.
     Markets and Customers
Hillman sells its products to national accounts such as Lowe’s, Home Depot, Wal-Mart, Tractor Supply, Sears, Menards, PetSmart, and Petco. Hillman’s status as a national supplier of proprietary products to Big Box retailers allows it to develop a strong market position and high barriers to entry within its product categories.
Hillman services approximately 14,000 franchise and independent (“F&I”) retail outlets. These individual dealers are typically members of the larger cooperatives, such as True Value, Ace, and Do-It-Best. The Company sells directly to the cooperative’s retail locations and also supplies many items to the cooperative’s central warehouses. These central warehouses distribute to their members that do not have a requirement for Hillman’s in-store service. These arrangements reduce credit risk and logistic expenses for Hillman while also reducing central warehouse inventory and delivery costs for the cooperatives.
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
Hillman sells its products to approximately 19,000 customers, the top five of which accounted for approximately 47.7% of its total revenue in 2009. Lowe’s is the single largest customer, representing approximately 23.7% of total revenue, Home Depot is the second largest at approximately 11.1% and Wal-Mart is the third largest at approximately 8.0% of total revenue. No other customer accounted for more than 5.0% of the Company’s total revenue in 2009.
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
As a company, service is the hallmark of Hillman. The national accounts field service organization consists of over 475 employees and 34 field managers focusing on Big Box retailers, pet super stores, large national discount chains and grocery stores. This organization reorders products, details store shelves, and sets up in-store promotions. Many of the Company’s largest customers use electronic data interchange (“EDI”) for handling of orders and invoices.
The Company employs what it believes to be the largest factory direct sales force in the industry. The sales force which consists of 216 people, and is managed by 20 field managers, focuses on the F&I customers. The depth of the sales and service team enables Hillman to maintain consistent call cycles ensuring that all customers experience proper stock levels and inventory turns. This team also builds custom plan-o-grams of displays to fit the needs of any store, as well as establishing programs that meet customers’ requirements for pricing, invoicing, and other needs. This group also benefits from daily internal support from the inside sales and customer service teams. Each sales representative is responsible for approximately 57 full service accounts that they call on approximately every two weeks.
These efforts, coupled with those of the marketing department, allow the sales force to not only sell products, but sell merchandising and technological support capabilities as well. Hillman’s marketing department provides support through the development of new products, sales collateral material, promotional items, merchandising aids and custom signage. Marketing services such as advertising, graphic design, and trade show management are also provided. The department is organized along Hillman’s three marketing competencies: product management, channel marketing and marketing communications.
     Competition
The primary competitors in the national accounts marketplace for fasteners are ITW Inc., Dorman Inc., Crown Bolt LLC., Midwest Fasteners, and the Newell Group. Competition is based primarily on in-store service and price. Other competitors are local and regional distributors. Competitors in the pet tag market are TagWorks, LLC, specialty retailers, direct mail order and retailers with in-store mail order capability. The Quick-Tag™ system has patent protected proprietary technology that is a major barrier to entry and preserves this market segment.
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
Employees
As of December 31, 2009, the Company had 1,850 full time and part time employees. In the opinion of management, employee relations are good.

Backlog
The Company does not consider the sales backlog to be a significant indicator of future performance due to the short order cycle of its business. The Company’s sales backlog from ongoing operations was approximately $3.5 million as of December 31, 2009 and approximately $7.7 million as of December 31, 2008.
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
Our business, financial condition and results of operations have and may continue to be affected by various economic factors. The U.S. economy has undergone a period of recession and the future economic environment may continue to be less favorable than that of recent years. This slowdown has, and could further lead to, reduced consumer and business spending in the foreseeable future, including by our customers. In addition, economic conditions, including decreased access to credit, may result in financial difficulties leading to restructurings, bankruptcies, liquidations and other unfavorable events for our customers, suppliers and other service providers. If such conditions continue or further deteriorate in 2010 or through fiscal 2011, our industry, business and results of operations may be severely impacted.
The Company’s business is impacted by general economic conditions in the U.S. and international markets, particularly the U.S. retail markets including hardware stores, home centers, mass merchants, and other retailers. In recent quarters, operations have been negatively impacted by the general downturn in the U.S. economy, including higher unemployment figures, and the contraction of the retail market. Although there have been certain signs of improvement in the economy, generally such conditions are not expected to improve significantly in the near term and may have the effect of reducing consumer spending which could adversely affect our results of operations during the next year.
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
The Company’s business has been adversely affected by the decline in the North American economy, particularly with respect to retail markets including hardware stores, home centers, lumberyards and mass merchants. It is possible this softness will continue or further deteriorate in 2010 or through fiscal 2011. To the extent it persists or deteriorates, there is likely to be an unfavorable impact on demand for Company products which could have a material adverse effect on sales, earnings and cash flows. In addition, due to current economic conditions, it is possible certain customers’ credit-worthiness may erode resulting in increased write-offs of customer receivables.
The Company has significant indebtedness that could affect operations and financial condition.
The Company had consolidated long term debt and capitalized lease obligations of $208.2 million at December 31, 2009. The level of indebtedness and the significant debt servicing costs associated with our indebtedness requires that a substantial portion of cash flows from operations be dedicated to make payments on debt, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions, and other general corporate purposes; limiting flexibility in planning for, or reacting to, changes in the industries in which we compete; placing the Company at a competitive disadvantage compared to competitors, some of whom have lower debt service obligations and greater financial resources; limiting the ability to borrow additional funds; and increasing the Company’s vulnerability to general adverse economic and industry conditions.
The decline of general economic conditions in the U.S. capital markets over the past two years has significantly reduced the availability of credit for a number of companies. This may impact our ability to borrow additional funds, if necessary.
The failure to meet certain financial covenants required by our credit agreements may materially and adversely affect assets, financial position and cash flows.
Certain of the Company’s credit agreements require the maintenance of certain fixed charge, interest coverage and leverage ratios and limit our ability to incur debt, make investments, make dividend payments to holders of the Trust Preferred Securities or undertake certain other business activities. In particular, our maximum allowed leverage requirement declines from 3.25x as of December 31, 2009 to 3.00x as of March 31, 2010. A breach of the leverage covenant, or any other covenants, could result in an event of default under the credit agreements. Upon the occurrence of an event of default under the credit agreements, all amounts outstanding, together with accrued interest, could be declared immediately due and payable by our lenders. If this happens, our assets may not be sufficient to repay in full the payments due under the credit agreements. The current credit market environment and other macro-economic challenges affecting the global economy may adversely impact our ability to borrow sufficient funds or sell assets or equity in order to pay existing debt.
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
The Company’s three largest customers constituted approximately 42.8% of net sales and 55.0% of the year-end accounts receivable balance for 2009. Each of these customers is a Big Box chain store. As a result, the Company’s results of operations depend greatly on our ability to maintain existing relationships and arrangements with these Big Box chain stores. To the extent the Big Box chain stores are materially adversely impacted by the current economic slowdown, this could have a negative effect on our results of operations. The loss of one of these customers or a material adverse change in the relationship with these customers could have a negative impact on business. The Company’s inability to penetrate new channels of distribution may also have a negative impact on its future sales and business.
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
The Company sources many products from China and other Asian countries for resale in other regions. To the extent the RMB or other currencies appreciate with respect to the U.S. dollar, the Company may experience cost increases on such purchases. The RMB appreciated approximately 7% versus the U.S. dollar in 2008 and remained substantially unchanged in 2009. The RMB currency fluctuation in 2009 and 2008 has not generated material cost increases for products sourced from China, however further significant appreciation of the RMB or other currencies in countries where the Company sources product could adversely impact profitability. The Company may not be successful at implementing customer pricing or other actions in an effort to mitigate the related cost increases and thus its results of operations may be adversely impacted.
The Company’s results of operations could be negatively impacted by inflation or deflation in the cost of raw materials, freight and energy.
The Company’s products are manufactured of metals, including but not limited to steel, aluminum, zinc, and copper. Additionally, the Company uses other commodity based materials in the manufacture of LNS that are resin based and subject to fluctuations in the price of oil. The Company is also exposed to fluctuations in the price of diesel fuel in the form of freight surcharges on customer shipments and the cost of gasoline used by the field sales and service force. As described in more detail in Item 7 hereto, the Company has been negatively impacted by commodity and freight inflation in recent years. Continued inflation over a period of years would result in significant increases in inventory costs and operating expenses. If the Company is unable to mitigate these inflation increases through various customer pricing actions and cost reduction initiatives, its financial condition may be adversely affected. Conversely, in the event there is deflation, the Company may experience pressure from its customers to reduce prices. There can be no assurance that the Company would be able to reduce its cost base (through negotiations with suppliers or other measures) to offset any such price concessions which could adversely impact results of operations and cash flows.
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
Historically, the Company’s growth strategy has relied on acquisitions that either expand or complement its businesses in new or existing markets. However, there can be no assurance that the Company will be able to identify or acquire acceptable acquisition candidates on terms favorable to the Company and in a timely manner, if at all, to the extent necessary to fulfill Hillman’s growth strategy.
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
As a result of the Merger Transaction, the 2006 acquisition of SteelWorks, and the 2007 acquisition of All Points, the Company has $259.9 million of goodwill and $47.4 million of indefinite-lived tradenames recorded on its Consolidated Balance Sheet at December 31, 2009. The Company is required to periodically determine if its goodwill or indefinite-lived tradenames have become impaired, in which case it would write down the impaired portion of the intangible asset. If the Company were required to write down all or part of its goodwill or indefinite-lived tradenames, its net income could be materially adversely affected.

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
Item 4 — Reserved.

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

2009	High	Low
First Quarter	$13.00	$3.56
Second Quarter	21.50	10.00
Third Quarter	25.30	20.80
Fourth Quarter	26.00	21.00

2008	High	Low
First Quarter	$29.81	$28.47
Second Quarter	30.22	29.30
Third Quarter	30.23	28.75
Fourth Quarter	28.50	10.00
The Trust Preferred Securities have a liquidation value of $25.00 per security. As of March 5, 2010, there were 522 holders of Trust Preferred Securities and fifteen (15) common stockholders. The total number of Trust Preferred Securities outstanding as of March 26, 2010, was 4,217,724. The total number of shares of Common Stock outstanding as of March 26, 2010, was 9,958.6.
Distributions
The Company pays interest to the Hillman Group Capital Trust (“the Trust”) on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.2 million per annum in the aggregate. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. For the years ended December 31, 2009 and 2008, the Company paid $12.4 million and $12.2 million per year, respectively, in interest on the Junior Subordinated Debentures, which was equivalent to the amounts distributed by the Trust for the same periods.
Pursuant to the Indenture that governs the Trust Preferred Securities, the Trust was able to defer distribution payments to holders of the Trust Preferred Securities for a period that cannot exceed 60 months (the “Deferral Period”). During the Deferral Period, the Company was required to accrue the full amount of all interest payable, and such deferred interest payments were immediately payable by the Company at the end of the Deferral Period. In the first six months of 2009, the Company accrued $6.3 million in interest payable to the Trust on the Junior Subordinated Debentures. On July 31, 2009, the Trust resumed payments of monthly distributions and paid all amounts accrued during the six month Deferral Period.
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
Issuer Purchases of Equity Securities
On October 13, 2009, a former executive of the Company exercised his right to redeem certain securities of the Company and its wholly-owned subsidiary, the Hillman Investment Company, in accordance with the Executive Securities Agreement (“ESA”) dated March 31,

2004. Under the terms of the ESA, the executive put back to the Company 11.93 shares of Class A Common Stock for $32.4, 29.44 shares of Class B Common Stock for $80.1, 281.42 preferred options for Class A Preferred Stock for $228.9, and 114.71 purchased options for Class A Preferred Stock for $188.2. In addition, the former executive put back to the Company 196.34 preferred options for Class A Preferred Stock in Hillman Investment Company for $150.7 and 80.03 purchased options for Class A Preferred Stock in Hillman Investment Company for $127.7.
On November 20, 2009, a former executive of the Company exercised his right to redeem certain securities of the Company and the Hillman Investment Company in accordance with the ESA dated July 31, 2006. Under the terms of the ESA, the former executive put back to the Company 4.396 shares of Class A Common Stock for $22.8, 88.0 shares of Class A Preferred Stock for $127.2, 30.385 common options for Class B Common Stock for $94.8, and 62.0 shares of Hillman Investment Company Class A Preferred Stock for $88.2.
Item 6 — Selected Financial Data.
The following table sets forth selected consolidated financial data of the Company as of and for the years ended December 31, 2009, 2008, 2007, 2006 and 2005. See the accompanying Notes to Consolidated Financial Statements and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information regarding the acquisition of the Company by CHS and the Company’s debt refinancing as well as other acquisitions that affect comparability.

	(dollars in thousands)
	Years Ended December 31,
	2009	2008	2007	2006	2005
Income Statement Data:
Net sales	$458,161	$481,923	$445,628	$423,901	$382,512
Gross profit	233,519	237,276	229,895	220,450	206,290
Extinguishment of debt	—	—	—	726	—
Net loss	(3,059)	(2,953)	(9,759)	(7,648)	(2,442)

Balance Sheet Data at December 31:
Total assets	$630,598	$652,794	$662,475	$655,999	$633,703
Long-term debt & capital lease obligations (1)	208,163	253,069	281,800	284,406	263,508
Mandatorily redeemable preferred stock	111,452	100,146	89,773	80,494	72,110
Management purchased preferred options	6,617	6,016	5,298	4,659	4,087

(1)	Includes current portion of long-term debt and capitalized lease obligations.

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
Forward–Looking Statements
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
General
The Hillman Companies, Inc. (“Hillman” or the “Company”), which had net sales of approximately $458.2 million in 2009, is one of the largest providers of hardware-related products and related merchandising services to the retail markets in North America. The Company’s principal business is operated through its wholly-owned subsidiary, The Hillman Group, Inc. (the “Hillman Group”). A subsidiary of the Hillman Group operates in (1) Canada under the name The Hillman Group Canada, Ltd., (2) Mexico under the name SunSource Integrated Services de Mexico SA de CV, and (3) primarily in Florida under the name All Points Industries, Inc. The Hillman Group sells its product lines and provides its services to hardware stores, home centers, mass merchants, pet supply stores, and other retail outlets principally in the United States, Canada, Mexico, Latin America and the Caribbean. Product lines include thousands of small parts such as fasteners and related hardware items; threaded rod and metal shapes; keys, key duplication systems and accessories; and identification items, such as, tags and letters, numbers, and signs (“LNS”). Services offered include design and installation of merchandising systems and maintenance of appropriate in-store inventory levels.

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
Prior to the merger, Allied Capital Corporation (“Allied Capital”) owned 96.8% of the Company’s common stock. As a result of the change of control, affiliates of CHS own 49.3% of the Company’s common stock and 54.6% of the Company’s voting common stock, Ontario Teacher’s Pension Plan (“OTPP”) owns 28.0% of the Company’s common stock and 31.0% of the Company’s voting common stock and HarbourVest Partners VI owns 8.7% of the Company’s common stock and 9.7% of the Company’s voting common stock. OTPP’s voting rights with respect to the election of directors to the Board of Directors is limited to the lesser of 30.0% or the actual percentage of voting stock held. Certain current and former members of management own 13.7% of the Company’s common stock and 4.4% of the Company’s voting common stock. Allied Capital no longer has an ownership interest in the Company.
Financing Arrangements
On March 31, 2004, the Company, through its Hillman Group subsidiary, refinanced its revolving credit and senior term loans with a Senior Credit Agreement (the “Senior Credit Agreement”) consisting of a $40.0 million revolving credit line (the “Revolver”) and a $217.5 million term loan (the “Term Loan”). The Senior Credit Agreement had a seven-year term and provided borrowings at interest rates based on the London Interbank Offered Rates (the “LIBOR”) plus a margin of between 2.25% and 3.00% (the “LIBOR Margin”), or prime (the “Base Rate”) plus a margin of between 1.25% and 2.0% (the “Base Rate Margin”). The applicable LIBOR Margin and Base Rate Margin were based on the Company’s leverage as of the last day of the preceding fiscal quarter. In accordance with the Senior Credit Agreement, letter of credit commitment fees were based on the average daily face amount of each outstanding letter of credit multiplied by a letter of credit margin of between 2.25% and 3.00% per annum (the “Letter of Credit Margin”). The Letter of Credit Margin was also based on the Company’s leverage at the date of the preceding fiscal quarter. The Company also paid a commitment fee of 0.50% per annum on the average daily unused Revolver balance.
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
Effective August 7, 2009 the Company, through its Hillman Group subsidiary, entered into an Amended and Restated Credit Agreement which amended its revolving credit and senior term loan (“Amended Senior Credit Agreement”). Lenders representing 82.3% of the outstanding balance of the revolving credit and senior term loan consented to the Amended Senior Credit Agreement (“Consenting Lenders”). For the 17.7% of Lender commitments which did not consent to the amendment (“Non-Consenting Lenders”), pricing and amortization of the senior term loan remain unchanged. Under the terms of the Amended Senior Credit Agreement, the Consenting Lenders agreed to extend the term of the Senior Credit Agreement to March 31, 2012 from March 31, 2011. Amortization of the senior term loan was set at 1.5% per quarter beginning September 1, 2009, with the remainder due at maturity. Pricing on the senior term loan was increased from LIBOR plus a margin of 2.75% to LIBOR plus a margin of 4.50%. The fixed charge and interest coverage covenants remained the same and were extended for 12 months while the leverage covenant was extended 12 months and increased 0.25 to 3.0 times from March 31, 2010 to March 31, 2012. Additionally, the amendment includes a $18.0 million delayed draw term loan (“Delayed Draw”) which can be used only to fund all or a portion of the amortization payments for the Non-Consenting Lenders. The pricing, covenants, terms and conditions for the Delayed Draw are the same as under the Amended Senior Credit Agreement. The Company was in compliance with all provisions of the Amended Senior Credit Agreement as of December 31, 2009.
The Amended Senior Credit Agreement also extended the revolving credit line to March 31, 2012 from March 31, 2011 and reduced it to $20.0 million from $40.0 million. Pricing on the revolving credit line was increased from LIBOR plus a margin of 2.75% to LIBOR plus a margin of 4.50% and the unused commitment fee was increased 25 basis points to 75 basis points.
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
In connection with the Amended Senior Credit Agreement effective August 7, 2009, the Subordinated Debt Agreement was amended to extend the maturity date to September 30, 2012 from September 30, 2011 and increase the interest rate from 10.0% to 12.5%. Covenant levels were extended and modified consistent with the Amended Senior Credit Agreement.
On May 6, 2009, a group of investors, including affiliates of AEA Investors LP, CIG & Co. and several private investors, assumed the unsecured subordinated notes previously held by Allied Capital.
The Company pays interest to the Hillman Group Capital Trust (“Trust”) on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.2 million per annum in the aggregate. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. In order to retain capital, the Company’s Board of Directors determined to temporarily defer interest payments on the Junior Subordinated Debentures and the Trust determined to defer the payment of cash distributions to holders of Trust Preferred Securities beginning with the January 2009 distribution. The Company’s decision to defer the payment of interest on the Junior Subordinated Debentures was designed to ensure that the Company preserve cash and maintain its compliance with the financial covenants contained in its Senior Credit and Subordinated Debt Agreements. Pursuant to the Indenture that governs the Trust Preferred Securities, the Trust is able to defer distribution payments to holders of the Trust Preferred Securities for a period that cannot exceed 60 months (the “Deferral Period”). During the Deferral Period, the Company is required to accrue the full amount of all interest payable, and such deferred interest payable was immediately payable by the Company at the end of the Deferral Period. On July 31, 2009, the Company ended the Deferral Period and the Trust resumed monthly distributions and paid all deferred distributions to holders of the Trust Preferred Securities.

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
Acquisitions
On December 28, 2007, the Hillman Group entered into a Stock Purchase Agreement by and among All Points Industries, Inc. (“All Points”), Gabrielle Mann, Gregory Mann and the Hillman Group, whereby the Hillman Group acquired all of the equity interest of All Points. All Points, a Pompano Beach, Florida, based distributor of commercial and residential fasteners catering to the hurricane protection industry, has positioned itself as a major supplier to manufacturers of railings, screen enclosures, windows and hurricane shutters. All Points has also developed a retail division that supplies hardware for hurricane protection to the do-it-yourself consumer. Revenues of the acquired All Points business were approximately $15.1 million and $21.3 million for the years ended December 31, 2009 and 2008, respectively. The aggregate purchase price, including acquisition costs, was $10.2 million paid in cash at closing. The acquisition of this business was made to strengthen Hillman’s presence in the Florida market and in the hurricane protection market.
Product Revenues
The following is revenue based on products for the Company’s significant product categories (in 000’s):

	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
Net sales
Keys	$78,012	$80,754	$79,370
Engraving	35,518	40,945	39,158
Letters, numbers and signs	34,287	34,671	37,711
Fasteners	253,703	261,646	230,857
Threaded rod	30,118	37,145	30,693
Code cutter	3,353	4,934	5,149
Builders hardware	3,832	1,606	2,578
Other	19,338	20,222	20,112

Consolidated net sales	$458,161	$481,923	$445,628

     Results of Operations
Sales and Profitability for each of the Three Years Ended December 31,

			(dollars in thousands)
	2009		2008		2007
		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total
Net sales	$458,161	100.0%	$481,923	100.0%	$445,628	100.0%
Cost of sales (exclusive of depreciation and amortization shown below)	224,642	49.0%	244,647	50.8%	215,733	48.4%

Gross profit	233,519	51.0%	237,276	49.2%	229,895	51.6%

Operating expenses:
Selling	77,099	16.8%	82,312	17.1%	80,174	18.0%
Warehouse & delivery	48,496	10.6%	55,781	11.6%	55,328	12.4%
General & administrative	24,818	5.4%	20,776	4.3%	21,232	4.8%
Stock compensation expense	8,737	1.9%	2,481	0.5%	5,322	1.2%

Total SG&A	159,150	34.7%	161,350	33.5%	162,056	36.4%
Depreciation	16,993	3.7%	17,835	3.7%	18,224	4.1%
Amortization	6,912	1.5%	7,073	1.5%	7,274	1.6%
Management fees	1,010	0.2%	1,043	0.2%	1,023	0.2%

Total operating expenses	184,065	40.2%	187,301	38.9%	188,577	42.3%

Other income (expense)	(120)	0.0%	(2,250)	-0.5%	839	0.2%

Income from operations	49,334	10.8%	47,725	9.9%	42,157	9.5%

Interest expense	15,521	3.4%	20,545	4.3%	25,528	5.7%

Interest expense on mandatorily redeemable preferred stock & management purchased preferred options	12,312	2.7%	11,091	2.3%	9,919	2.2%
Interest expense on junior subordinated debentures	12,820	2.8%	12,609	2.6%	12,609	2.8%
Investment income on trust common securities	(378)	-0.1%	(378)	-0.1%	(378)	-0.1%

Income (loss) before taxes	9,059	2.0%	3,858	0.8%	(5,521)	-1.2%

Income tax provision	12,118	2.6%	6,811	1.4%	4,238	1.0%

Net loss	$(3,059)	-0.7%	$(2,953)	-0.6%	$(9,759)	-2.2%

Current Economic Conditions
The U.S. economy has undergone a period of recession and the future economic environment may continue to be less favorable than that of recent years. This slowdown has, and could further lead to, reduced consumer and business spending in the foreseeable future, including by our customers. In addition, economic conditions, including decreased access to credit, may result in financial difficulties leading to restructurings, bankruptcies, liquidations and other unfavorable events for our customers, suppliers and other service providers. If such conditions continue or further deteriorate in 2010 or through fiscal 2011, our industry, business and results of operations may be severely impacted.
The Company’s business is impacted by general economic conditions in the U.S. and international markets, particularly the U.S. retail markets including hardware stores, home centers, mass merchants, and other retailers. In recent quarters, operations have been negatively impacted by the general downturn in the U.S. economy, including higher unemployment figures, and the contraction of the retail market. Although there have been certain signs of improvement in the economy, generally such conditions are not expected to improve significantly in the near term and may have the effect of reducing consumer spending which could adversely affect our results of operations during the next year.
The Company is sensitive to inflation or deflation present in the economies of the United States and foreign suppliers located primarily in Taiwan and China. For the last several years leading up to 2009, the rapid growth in China’s economic activity produced significantly rising costs of certain imported fastener products. In addition, the cost of commodities such as copper, zinc, aluminum, nickel, and plastics used in the manufacture of other Company products increased sharply. Further, increases in the cost of diesel fuel contributed to transportation rate increases. The trend of rising commodity costs accelerated in the first half of 2008. In the latter half of 2008 and during the first half of 2009, national and international economic difficulties began a reversal of the trend of rising costs for our products and commodities used in the manufacture of our products, including a decrease in the cost of oil and diesel fuel. The second half of 2009 has seen an end to decreasing costs and, in certain instances, moderate increases in the costs for our products and commodities used in the manufacture of our products. While inflation and resulting cost increases over a period of years would result in significant increases in inventory costs and operating expenses, the opposite is true when exposed to a prolonged period of cost decreases. The ability of the Company’s operating divisions to institute price increases and seek price concessions, as appropriate, is dependent on competitive market conditions.
Years Ended December 31, 2009 and 2008
Net sales of $458.2 million in 2009 decreased $23.8 million, or 4.9%, from 2008.
As a result of the contraction in the residential construction market and a decrease in activity among our retail customers as a result of depressed economic conditions, sales declined from the prior year in nearly every sales division. The sales to traditional franchise and independent accounts, All Point’s customers and warehouse customers decreased $7.7 million, $6.3 million and $2.6 million, respectively, from the prior year. Sales of engraving products decreased $5.4 million in 2009 primarily as a result of the lower sales at the large national pet retailers. In particular, the sales to Petsmart were down by $3.7 million as a result of losing a significant number of store accounts to a competing tag supplier. The sales of the Mexican and Canadian divisions were higher by $1.6 million and $0.4 million, respectively, in 2009 as a result of new store openings by Home Depot Mexico and additional builders hardware and key sales to Canadian Tire. Other sales to regional, commercial industrial, direct marketing, and Latin American accounts decreased $2.5 million to $39.6 million in 2009 from $42.1 million in 2008.
The sales to national accounts decreased $1.3 million in 2009 as compared to 2008. The Lowe’s sales decreased $2.0 million in 2009 as a result of Lowe’s decision in 2008 to increase fastener and threaded rod inventory of high volume items at the store level to increase sales volume. The sale of code cutter machines to Barnes decreased by $1.6 million as a result of reduced sales to automotive dealers. The sales in 2009 increased by $1.5 million to Pep Boys and increased by $1.3 million to Menards as a result of the introduction of new fastener programs. The Home Depot sales increased $2.0 million in 2009 primarily due to the release of new LNS items and the expansion of the hollow wall anchor program. The remaining national accounts sales decreased $2.5 million, which included a sales decrease of $0.5 million to Fred Meyer primarily for keys and fasteners and a sales decrease of $1.1 million to Walmart, primarily for keys. Unless we benefit from a rebound in economic activity, management expects 2010 national accounts sales to be relatively flat to slightly higher than the previous year.
The Company’s sales backlog, based upon cancelable purchase orders, was approximately $3.5 million as of December 31, 2009 compared to approximately $7.7 million as of December 31, 2008.
The Company’s gross profit of 51.0% in 2009 increased compared to 49.2% in 2008. For most of 2009, the Company was able to procure inventory items at lower unit costs than during the same prior year period as a result of decreased prices for commodities such as steel, plastics, aluminum, nickel, copper, and zinc. In particular, the cost of steel based fasteners sourced primarily from Taiwan and China returned to the levels prior to the price increases seen in the second and third quarters of 2008. The Company was able to implement pricing actions during 2008 to recoup a portion of the cost increases received from suppliers. This was followed by a reduction in commodity costs in the second half of 2008 which resulted in lower supplier prices.
Selling, general and administrative (“SG&A”) expense of $159.2 million in 2009 decreased $2.2 million, or 1.4%, from 2008. Selling expenses decreased $5.2 million, or 6.3%, primarily as a result of headcount reductions , reduced commissions on lower franchise and independent sales, and reduced auto and travel related expenses to provide service and merchandising to our customers. Warehouse and delivery costs decreased $7.3 million in actual terms and decreased from 11.6% expressed as a percentage of net sales in 2008 to 10.6% in 2009. Freight expense, the largest component of warehouse and delivery expense, decreased from 4.6% of sales in 2008 to 4.1% of sales in 2009. The reduction in freight expense as a percentage of sales in 2009 resulted from a reduced level of fuel surcharges, the negotiation of more favorable freight contracts and the implementation of shipping and handling efficiencies. Operational improvements to the order fulfillment process continued to produce lower labor costs and shipping supply expense in 2009.
General and administrative (“G&A”) expenses of $24.8 million in 2009 were $4.0 million more than 2008. The increase in G&A expenses was primarily the result of the investment performance of securities held in the non-qualified deferred compensation plan’s Rabbi Trust which provided an unfavorable adjustment of $0.3 million in 2009 and a favorable adjustment of $1.4 million in 2008. In both years, an offsetting adjustment was recorded in other income (expense). In addition, professional and legal costs increased by $1.2 million in 2009 and administrative salaries, bonuses and benefits increased by $1.2 million as a result of higher EBITDA earnings in 2009. Stock compensation expenses of $8.7 million were $6.3 million more than 2008. The stock compensation expense is derived from the changes in value of common stock and stock options primarily related to the Merger Transaction. The changes in the fair value of the Class B Common Stock are included in stock compensation expense and this resulted in a charge of $4.7 million in 2009 compared to a gain of $1.0 million in 2008.
Depreciation expense decreased $0.8 million from $17.8 million in 2008 to $17.0 million in 2009. The decreased depreciation was a result of less capital spending in 2009 for the placement of Quick-Tag and key duplicating machines which were partially offset by additional depreciation primarily for the Enterprise Resource Planning software (“ERP”) which became operational in 2009.
In 2009, amortization expense decreased $0.2 million from the prior year as a result of the expiration of a non-compete agreement with R&B Corporation.

The Company recorded a management and transaction fee charge of $1.0 million for 2009 and $1.0 million for 2008. As of the closing of the Merger Transaction in March 2004, the Company is obligated to pay management fees to a subsidiary of CHS for management services rendered in the amount of $58.0 thousand per month, plus out of pocket expenses, and to pay transaction fees to a subsidiary of OTPP in the amount of $26.0 thousand per month, plus out of pocket expenses, for each month.
Interest expense, net, decreased $5.0 million to $15.5 million in 2009 from $20.5 million in 2008. The decrease in net interest expense was primarily the result of a decrease in the Company’s outstanding debt and lower borrowing costs on the variable rate Term Loan.
Interest expense on the mandatorily redeemable preferred stock and management purchased preferred options related to the Merger Transaction increased from $11.1 million in 2008 to $12.3 million in 2009. The increase can be attributed to the cumulative nature of the interest earned on these securities and additional vesting of the management purchased preferred options.
The Company pays interest to the Trust on the Junior Subordinated Debentures underlying the trust preferred securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.6 million per annum in the aggregate. For the year ended December 31, 2009, the Company incurred $12.8 million in interest on the Junior Subordinated Debentures compared to $12.6 million in interest for the same prior year period. The Company’s interest expense on the Junior Subordinated Debentures is equivalent to the amount distributed by the Trust on the Trust Preferred Securities.
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
The Company receives investment income on the trust common securities in the amount of $0.4 million per annum. The Trust distributes the equivalent net amount to the holders of the trust preferred securities. The Company also pays interest to the Trust on the Junior Subordinated Debentures underlying the trust common securities at the rate of 11.6% per annum on their face amount of $3.3 million, or $0.4 million per annum in the aggregate. The Trust distributes an equivalent amount to the Company as a distribution on the underlying trust common securities. For the years ended December 31, 2009 and 2008, the Company paid $0.4 million interest on the Junior Subordinated Debentures, which is equivalent to the amounts received by the Company as investment income.
The effective income tax rates were 133.8% and 176.5% for the years ended December 31, 2009 and 2008, respectively. The change in effective income tax rate differed from the federal statutory rate primarily due to the effect of nondeductible interest on mandatorily redeemable preferred stock and stock compensation in addition to the effect of state rates. See Note 6, Income Taxes, of Notes to Consolidated Financial Statements for income taxes and disclosures related to 2009 and 2008 income tax events.

Years Ended December 31, 2008 and 2007
Net sales of $481.9 million in 2008 increased $36.3 million, or 8.1%, from 2007. Sales of fastener and hurricane protection products by the newly acquired All Points business represented $21.3 million of the total $36.3 million increase over the prior year.
Sales to national accounts increased $15.1 million in 2008 primarily as a result of increased fastener and threaded rod sales to Lowe’s of $13.2 million. The total sales to Lowe’s increased by $16.4 million as a result of additional store locations and Lowe’s current strategy to increase fastener and threaded rod inventory at the store level to drive sales volume. Lowe’s has employed this strategy in similar product categories resulting in improved comparable store sales activity. The remaining national account sales declined $1.3 million, which included sales declines of $0.7 million to Kmart, $0.3 to Fred Meyer and $0.1 million to Walmart. National account sales, with the exception of Lowe’s, were negatively impacted by this year’s contraction in the residential construction market and the U.S. economic downturn. The worsening national economic conditions also had an adverse impact on sales to the traditional franchise and independent, warehouse, and regional accounts which experienced sales decreases of $0.8 million, $0.7 million, and $0.3 million, respectively.
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
Selling, general and administrative expense of $161.4 million in 2008 decreased $0.7 million, or 0.4%, from 2007. Selling expenses increased $2.1 million, or 2.7%, primarily as a result of additional selling costs of $1.0 million in the newly acquired All Points operation. In addition, higher costs to provide service and merchandising to the expanded national accounts store base were partially offset by savings on marketing costs which were used in 2007 to develop the builders hardware product line and implement the customer price increases. Warehouse and delivery costs increased $0.5 million in actual terms and fell from 12.4% expressed as a percentage of net sales in 2007 to 11.6% in 2008. Freight expense, the largest component of warehouse and delivery expense, decreased from 5.0% of sales in 2007 to 4.6% of sales in 2008 because the Company was able to offset the negative impact of higher fuel surcharges by negotiating more favorable freight contracts and implementing shipping and handling efficiencies. Operational improvements to the order fulfillment process produced lower labor costs and shipping supply expense in 2008.
General and administrative expenses of $20.8 million in 2008 were $0.5 million less than 2007. The decrease in G&A expenses was primarily the result of the investment performance of securities held in the non-qualified deferred compensation plan’s Rabbi Trust which provided a favorable adjustment of $1.4 million in 2008 and an unfavorable adjustment of $0.4 million in 2007. In both years, an offsetting adjustment was recorded in other income (expense). Stock compensation expenses from stock options primarily related to the Merger

Transaction were $2.5 million in 2008 compared to $5.3 million in 2007. The changes in the fair value of the Class B Common Stock are included in stock compensation expense and this resulted in a gain of $1.0 million in 2008 and a charge of $1.6 million in 2007.
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
The effective income tax rates were 176.5% and -76.8% for the years ended December 31, 2008 and 2007, respectively. The change in the effective income tax rate differed from the federal statutory rate primarily due to the effect of nondeductible interest on mandatorily redeemable preferred stock and stock compensation in addition to the effect of state rates. See Note 6, Income Taxes, of Notes to Consolidated Financial Statements for income taxes and disclosures related to 2008 and 2007 income tax events.

Liquidity and Capital Resources
Cash Flows
Operating Activities
Net cash provided by operating activities for the year ended December 31, 2009 of $72.0 million was generated by the net loss adjusted for non-cash charges of $53.9 million for depreciation, amortization, dispositions of equipment, deferred taxes, deferred financing, stock-based compensation and interest on mandatorily redeemable preferred stock which was in addition to cash related adjustments of $18.1 million for routine operating activities represented by changes in inventories, accounts receivable, accounts payable, accrued liabilities and other assets. In 2009, routine operating activities provided cash through a decrease in inventories of $18.3 million, accounts receivable of $1.6 million, other assets of $1.0 million and an increase in accrued liabilities of $3.6 million. Accounts payable accounted for the remaining $6.2 million decrease of cash provided by operating activities. The large decrease in inventories resulted from product cost reductions and the implementation of new inventory management processes which reduced the inventory requirements.
Net cash provided by operating activities for the year ended December 31, 2008 of $37.6 million was generated by the net loss adjusted for non-cash charges of $42.2 million for depreciation, amortization, dispositions of equipment, deferred taxes, deferred financing, stock-based compensation and interest on mandatorily redeemable preferred stock which was partially offset by cash related adjustments of $4.6 million for routine operating activities represented by changes in inventories, accounts receivable, accounts payable, accrued liabilities and other assets. In 2008, routine operating activities used cash for an increase in inventories of $3.5 million and accounts receivable of $4.4 million. Accounts payable, accrued liabilities and other items accounted for the remaining $3.3 million increase of cash provided by operating activities.
Net cash provided by operating activities for the year ended December 31, 2007 of $36.5 million was generated by the net loss adjusted for non-cash charges of $37.9 million for depreciation, amortization, dispositions of equipment, deferred taxes, deferred financing, interest on mandatorily redeemable preferred stock, and stock-based compensation which was partially offset by cash related adjustments of $1.4 million for routine operating activities represented by changes in inventories, accounts receivable, accounts payable, accrued liabilities and other assets. In 2007, routine operating activities increased accounts payable by $0.1 million and decreased inventories by $1.8 million and accounts receivable by $0.4 million. Other items accounted for remaining $3.7 million decrease of cash provided by operating activities.
Investing Activities
Net cash used for investing activities was $13.0 million for the year ended December 31, 2009. Capital expenditures for the year totaled $13.0 million, consisting of $7.4 million for key duplicating machines, $0.5 million for engraving machines, $3.8 million for computer software and equipment and $1.3 million for plant equipment and other equipment purchases.
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

Financing Activities
Net cash used for financing activities was $49.0 million for the year ended December 31, 2009. The net cash used was primarily related to the principal payments of $45.0 million on the senior term loan.
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
The Company’s working capital (current assets minus current liabilities) position of $110.6 million as of December 31, 2009, represents a decrease of $15.9 million from the December 31, 2008 level of $126.5 million as follows:

(dollars in thousands)	Amount
Increase in cash and cash equivalents	$10,031
Decrease in accounts receivable, net	(1,633)
Decrease in inventories, net	(18,282)
Decrease in other current assets	(767)
Decrease in deferred taxes	(295)
Decrease in accounts payable	6,219
Increase in senior term loans & capital lease obligations	(7,563)
Increase in accrued salaries and wages	(2,122)
Increase in accrued pricing allowances	(27)
Decrease in accrued income and other taxes	105
Increase in accrued interest	(948)
Increase in other accrued liabilities	(635)

Net decrease in working capital for the year ended December 31, 2009	$(15,917)

Contractual Obligations
The Company’s contractual obligations in thousands of dollars as of December 31, 2009 are summarized below:

		Payments Due
		Less Than	1 to 3	3 to 5	More Than
Contractual Obligations	Total	One Year	Years	Years	Five Years
Junior Subordinated Debentures (1)	$115,716	$—	$—	$—	$115,716
Long Term Senior Term Loans	157,849	9,519	148,330	—	—
Bank Revolving Credit Facility	—	—	—	—	—
Long Term Unsecured Subordinated Notes	49,820	—	49,820	—	—
Interest payments (2)	32,442	13,442	19,000	—	—
Operating Leases	35,712	7,937	10,957	6,007	10,811
Mandatorily Redeemable Preferred Stock	111,452	—	—	—	111,452
Management Purchased Preferred Options	6,617	—	—	—	6,617
Accrued Stock Based Compensation on Preferred Options	14,151	—	—	—	14,151
Deferred Compensation Obligations	3,043	334	668	668	1,373
Capital Lease Obligations	514	361	147	6	—
Purchase Obligations	1,225	350	700	175	—
Other Long Term Obligations	2,677	839	989	247	602
Uncertain Tax Position Liabilities	2,879	—	—	—	2,879

Total Contractual Cash Obligations (3)	$534,097	$32,782	$230,611	$7,103	$263,601

(1)	The junior subordinated debentures liquidation value is approximately $108,707.

(2)	Interest payments for Long Term Senior Term Loans and the Long Term Unsecured Subordinated Notes. Interest payments on the variable rate Long Term Senior Term Loans were calculated using actual interest rates as of December 31, 2009 and a LIBOR rate of 0.27% plus applicable margin of between 2.75% and 4.50% thereafter.

(3)	All of the contractual obligations noted above are reflected on the Company’s consolidated balance sheet as of December 31, 2009 except for the interest payments and operating leases. In addition to the contractual obligations above, the Company has issued certain equity securities to management shareholders with terms that allow them to be put back to the Company upon termination from employment, death or disability. The terms of the equity securities held by management limit cash distributions for puttable equity securities to an aggregate of $5.0 million per annum. During 2009, equity securities with a value of $1,141 were put back to the Company by former management shareholders. See Note 13, Common and Preferred Stock, of Notes to Consolidated Financial Statements for additional information.
The Company has a purchase agreement with its supplier of key blanks which requires minimum purchases of 100 million key blanks per year. To the extent minimum purchases of key blanks are below 100 million, the Company must pay the supplier $.0035 per key multiplied by the shortfall. Since the inception of the contract in 1998, the Company has purchased more than requisite 100 million key blanks per year from the supplier. The Company extended this contract in 2009 for an additional four years.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Borrowings
As of December 31, 2009, the Company had $14.5 million available under its secured credit facilities. The Company had approximately $158.3 million of outstanding debt under its secured credit facilities at December 31, 2009, consisting of $157.8 million in a term loans and $0.5 million in capitalized lease obligations. The term loans consisted of an $18.0 million Term B-1 Loan currently at a three (3) month LIBOR rate plus margin of 3.02% and a $139.8 million Term B-2 Loan at a three (3) month LIBOR rate plus margin of 4.77%. The capitalized lease obligations were at various interest rates.
At December 31, 2009 and 2008, the Company borrowings were as follows:

	December 31, 2009			December 31, 2008
	Facility	Outstanding	Interest	Facility	Outstanding	Interest
(dollars in 000’s)	Amount	Amount	Rate	Amount	Amount	Rate
Term B-1 Loan		$17,992	3.02%		$202,849	3.46%
Term B-2 Loan		139,857	4.77%		—	—

Total Term Loans		157,849			202,849
Revolving credit facility	$20,000	—	—	$40,000	—	—
Capital leases & other obligations		494	various		400	various

Total secured credit		158,343			203,249
Unsecured subordinated notes		49,820	12.50%		49,820	10.00%

Total borrowings		$208,163			$253,069

Effective August 7, 2009 the Company, through its Hillman Group subsidiary, entered into an Amended and Restated Credit Agreement which amended its revolving credit and senior term loan (“Amended Senior Credit Agreement”). Lenders representing 82.3% of the outstanding balance of the revolving credit and senior term loan consented to the Amended Senior Credit Agreement (“Consenting Lenders”). For the 17.7% of Lender commitments which did not consent to the amendment (“Non-Consenting Lenders”), pricing and amortization of the senior term loan remain unchanged. Under the terms of the Amended Senior Credit Agreement, the Consenting Lenders agreed to extend the term of the Senior Credit Agreement to March 31, 2012 from March 31, 2011. Amortization of the senior term loan was set at 1.5% per quarter beginning September 1, 2009, with the remainder due at maturity. Pricing on the senior term loan was increased from LIBOR plus a margin of 2.75% to LIBOR plus a margin of 4.50%. The fixed charge and interest coverage covenants remained the same and were extended for 12 months while the leverage covenant was extended 12 months and increased 0.25 to 3.0 times from March 31, 2010 to March 31, 2012. Additionally, the amendment includes a $18.0 million delayed draw term loan (“Delayed Draw”) which can be used only to fund all or a portion of the amortization payments for the Non-Consenting Lenders. The pricing, covenants, terms and conditions for the Delayed Draw are the same as under the Amended Senior Credit Agreement. The Company was in compliance with all provisions of the Amended Senior Credit Agreement as of December 31, 2009.
The Amended Senior Credit Agreement also extended the revolving credit line to March 31, 2012 from March 31, 2011 and reduced it to $20.0 million from $40.0 million. Pricing on the revolving credit line was increased from LIBOR plus a margin of 2.75% to LIBOR plus a margin of 4.50% and the unused commitment fee was increased 25 basis points to 75 basis points.
In connection with the Amended Senior Credit Agreement effective August 7, 2009, the Subordinated Debt Agreement for the Subordinated Debt Issuance of $49.4 million was amended to extend the maturity date to September 30, 2012 from September 30, 2011 and increase the interest rate from 10.0% to 12.5% per annum, payable on a quarterly basis. Covenant levels were extended and modified consistent with the Amended Senior Credit Agreement.

The Company’s Senior Credit Agreement requires the maintenance of certain fixed charge, interest coverage and leverage ratios and limits the ability of the Company to incur debt, make investments, make dividend payments to holders of the Trust Preferred Securities or undertake certain other business activities. Upon the occurrence of an event of default under the credit agreements, all amounts outstanding, together with accrued interest, could be declared immediately due and payable by our lenders. Below are the calculations of the financial covenants with the Senior Credit Agreement requirement for the twelve months ended December 31, 2009:

		Ratio
(dollars in 000’s)	Actual	Requirement
Fixed Charge Ratio
Adjusted EBITDA (1)	$82,293

Cash interest expense (2)	14,043
Interest on junior subordinated debentures	12,442
Capital expenditures, net of disposals	12,728
Scheduled principal payments	1,011
Tax payments, net	1,759

Total fixed charges	$41,983

Fixed charge ratio (must be above requirement)	1.96	1.15

Interest Coverage Ratio
Adjusted EBITDA (1)	$82,293

Cash interest expense (2)	$14,043

Interest coverage ratio (must be above requirement)	5.86	2.50

Leverage Ratio
Senior term loan balance	$157,849
Capital lease obligations	494
Subordinated notes	49,820

Total debt	$208,163

Adjusted EBITDA (1)	$82,293

Leverage ratio (must be below requirement)	2.53	3.25

(1)	Adjusted EBITDA is defined as income from operations ($49,334) plus depreciation ($16,993), amortization ($6,912), non-cash stock compensation expense ($8,737), restructuring costs ($838), other non recurring expenses ($15) and less foreign exchange gains ($536).

(2)	Includes cash interest expense on senior term loans, capitalized lease obligations and subordinated notes.
The Company had deferred tax assets aggregating $19.5 million, net of valuation allowance of $2.5 million, and deferred tax liabilities of $71.2 million as of December 31, 2009, as determined in accordance with guidance in ASC Topic 740. Management believes that the Company’s net deferred tax assets will be realized through the reversal of existing temporary differences between the financial statement and tax basis, as well as through future taxable income.

Related Party Transactions
On March 31, 2004, the Company was acquired by affiliates of CHS. In connection with the CHS acquisition, the Company is obligated to pay management fees to a subsidiary of CHS in the amount of $58 thousand per month and to pay transaction fees to a subsidiary of OTPP in the amount of $26 thousand per month, plus out of pocket expenses, for each month commencing with the closing date of the Merger Transaction. The Company has recorded management and transaction charges and expenses from CHS and OTPP in the amount of $1.0 million for each of the years ended December 31, 2009, 2008, and 2007, respectively.
Gregory Mann and Gabrielle Mann are employed by the All Points subsidiary of Hillman as President and Vice President, respectively. All Points leases an industrial warehouse and office facility from companies under the control of the Manns. The Company has recorded rental expense for the lease of this facility on an arms length basis in the amount of $0.3 million and $0.3 million for the years ended December 31, 2009 and 2008, respectively.
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
Accounts Receivable and Allowance for Doubtful Accounts:
The Company establishes the allowance for doubtful accounts using the specific identification method and also provides a reserve in the aggregate. The estimates for calculating the aggregate reserve are based on historical information. Increases to the allowance for doubtful accounts result in a corresponding expense. The Company writes off individual accounts receivable accounts when they become uncollectible. The allowance for doubtful accounts was $514 thousand and $544 thousand as of December 31, 2009 and 2008, respectively.
Inventory Realization:
Inventories consisting predominantly of finished goods are valued at the lower of cost or market, cost being determined principally on the weighted average cost method. Excess and obsolete inventories are carried at net realizable value. The historical usage rate is the primary factor used by the Company in assessing the net realizable value of excess and obsolete inventory. A reduction in the carrying value of an inventory item from cost to market is recorded for inventory with no usage in the preceding twenty-four month period or with on-hand quantities in excess of twenty-four months average usage. The inventory reserve amounts were $7.1 million and $6.1 million at December 31, 2009 and 2008, respectively.
Goodwill and Other Intangible Assets:
Goodwill represents the excess purchase cost over the fair value of net assets of companies acquired in business combinations. Goodwill is an indefinite lived asset and is tested for impairment at least annually or more frequently if a triggering event occurs. If the carrying amount of goodwill is greater than the fair value, impairment may be present. The Company’s independent appraiser, John Cole, CPA, CVA, assesses the value of its goodwill based on a discounted cash flow model and multiple of earnings. Assumptions critical to the Company’s fair value estimates under the discounted cash flow model include the discount rate, projected average revenue growth and projected long-term growth rates in the determination of terminal values.
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
Long-Lived Assets:
The Company evaluates its long-lived assets for financial impairment and will continue to evaluate them based on the estimated undiscounted future cash flows as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. No impairment charges were recognized for long-lived assets in the years ended December 31, 2009 and 2008.
Income Taxes:
Deferred income taxes are computed using the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities (temporary differences). They are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are provided for tax benefits where it is more likely than not that certain tax benefits will not be realized. Adjustments to valuation allowances are recorded from changes in utilization of the tax related item. For additional information, see Note 6, Income Taxes, of the Notes to the Consolidated Financial Statements.

Risk Insurance Reserves:
The Company self insures its product liability, automotive, worker’s compensation and general liability losses up to $250 thousand per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences in excess of $250 thousand up to $35 million. The two risk areas involving the most significant accounting estimates are workers’ compensation and automotive liability. Actuarial valuations performed by the Company’s outside risk insurance expert, Insurance Services Office, Inc., were used to form the basis for workers’ compensation and automotive liability loss reserves. The actuary contemplated the Company’s specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes the liability recorded for such risk insurance reserves is adequate as of December 31, 2009, but due to judgments inherent in the reserve estimation process it is possible the ultimate costs will differ from this estimate.
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

The calculation of the fair value of the Class A Common Stock and Class B Common Stock as of December 31, 2009, 2008, and 2007, respectively, is detailed below:

	December 31,	December 31,	December 31,
(dollars in 000’s)	2009	2008	2007
Trailing twelve fiscal months EBITDA (1)	$83,303	$77,391	$74,623
Valuation Multiple (2)	8.0	8.0	8.3

Hillman Enterprise Value Excluding All Points	666,424	619,128	619,371
All Points Fair Value (3)	—	—	10,243

Hillman Enterprise Value	666,424	619,128	629,614

Less:
Senior term loans	157,849	202,849	231,475
Bank revolving credit	—	—	—
Unsecured subordinated notes	49,820	49,820	49,820
Junior subordinated debentures redemption value, net (4)	105,446	105,446	105,446

Total Debt	313,115	358,115	386,741

Plus:
Cash	17,164	7,133	11,919

Less:
Accrued Hillman Investment Company Class A Preferred (5)	117,434	105,038	93,480
Accrued Hillman Class A Preferred (5)	173,358	154,297	136,630

	290,792	259,335	230,110

Common Equity Value	79,681	8,811	24,682
Liquidity & Minority Discount on Common Only (6)	23,904	2,643	7,405

Discounted Common Equity Value	55,777	6,168	17,277

Fully-diluted Common Shares outstanding	10,227	10,309	10,209

Fully-diluted Discounted Value Per Common Share	$5,454	$598	$1,692

(1)	-	EBITDA is calculated for the most recent four fiscal quarters as follows:

	December 31,	December 31,	December 31,
	2009	2008	2007
Income from operations	$49,334	$47,725	$42,157
Depreciation and amortization	23,905	24,908	25,498
Management fees	1,010	1,043	1,023
Stock compensation expense	8,737	2,481	5,322
Exchange rate (gain) loss	(536)	980	(409)
Other adjustments	853	254	1,032

EBITDA	$83,303	$77,391	$74,623

The other adjustments include one time legal and professional fees.

(2)	-	The Company periodically reviews the valuation multiple used and notes that it is consistent with comparable multiples used for distribution companies.

(3)	-	In the initial period following the acquisition of All Points, the purchase price was deemed the most accurate measure of enterprise value.

(4)	-	The value of the junior subordinated debentures is the redemption value of $25 per share.

(5)	-	Redemption value of all preferred shares and options thereon, less any applicable strike price.

(6)	-	Under the terms of the ESA agreement with management shareholders, the redemption of shares is subject to a discount given the lack of a public market for the shares. A 30% discount has applied to the equity value to adjust for the lack of an active market for the shares.

The enterprise value of the Company is determined based on the earnings before interest, taxes, depreciation and amortization adjusted for management fees, stock compensation costs, and other non-recurring general and administrative costs (“Adjusted EBITDA”) for the most recent twelve month period multiplied by a valuation multiple. As of December 31, 2009, 2008, and 2007, the Company has applied valuation multiples of 8.0x, 8.0x, and 8.3x, respectively, to trailing twelve months Adjusted EBITDA in determining enterprise value. Management periodically reviews the appropriateness of this multiple and notes that it is consistent with comparable distribution companies.
A change of 0.1 in the valuation multiple used to calculate the enterprise value adjusts the per share fair value of the Class A Common Stock and the Class B Common Stock by $570 thousand.
The fair value of the Class A Preferred Stock Options and Hillman Investment Company Class A Preferred Stock Options is equal to the liquidation value of $1,000 per share plus all accumulated and unpaid dividends thereon less the applicable strike price. The aggregate fair value of the puttable Class A Preferred Stock Options and Hillman Investment Company Class A Preferred Stock Options was $11,246, $10,104, and $8,916 thousand at December 31, 2009, 2008, and 2007, respectively.
According to the ESA, the fair value of the Class A Common Stock and the Class B Common Stock is to be determined by the Board of Directors using an enterprise basis and taking into account all relevant market factors.
See Note 13, Common and Preferred Stock, of the Notes to the Consolidated Financial Statements for further information.
Stock-Based Compensation:
Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. See Note 14, Stock-Based Compensation, of the Notes to the Consolidated Financial Statements for further information.
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
Recent Accounting Pronouncements:
In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification. The FASB Accounting Standards Codification (“ASC”) became the source of authoritative, non-governmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”). The FASB Accounting Standards Codification was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated results of operations and financial condition.
In June 2009, the FASB issued guidance on consolidations. This guidance, among other things, requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a variable interest entity (“VIE”); requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE; requires enhanced disclosures about an enterprise’s involvement with a VIE; and amends certain guidance for determining whether an entity is a VIE. It will be effective for the Company on January 1, 2010, and will be applied prospectively. Under this guidance, a VIE must be consolidated if the enterprise has both (a) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated results of operations and financial condition.
In January 2010, the FASB issued guidance on fair value measurements disclosures. This guidance amends the ASC to require new disclosures for fair value measurements and provides clarification for existing disclosure requirements. The guidance requires new disclosures about transfers in and out of Levels 1 and 2 and further descriptions for the reasons for the transfers. The guidance also requires an entity to present separately information about purchases, sales, issuances and settlements in Level 3 fair value measurements. The update also provides amendments that clarify existing disclosures concerning the level of disaggregation and disclosures about inputs and valuation techniques. The new disclosures and clarification of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for the interim periods within those fiscal years. The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated results of operations and financial condition.
In February 2010, the FASB made amendments to certain recognition and disclosure requirements concerning subsequent events. This update addresses the interaction of the requirements of the ASC with the SEC’s reporting requirements. The update requires an entity to evaluate subsequent events through the date that the financial statements are issued. The update also provides that a filer is not required to disclose the date through which subsequent events have been evaluated. All the amendments in this update are effective upon issuance of the final update. The adoption of this amendment did not have a material impact on the Company’s consolidated results of operations and financial conditions.
Item 7A – Quantitative and Qualitative Disclosures About Market Risk.
The Company is exposed to the impact of interest rate changes as borrowings under the Senior Credit Agreement bear interest at variable interest rates. It is the Company’s policy to enter into interest rate swap transactions only to the extent considered necessary to meet its objectives.
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
Based on Hillman’s exposure to variable rate borrowings at December 31, 2009, a one percent (1%) change in the weighted average interest rate for a period of one year would change the annual interest expense by approximately $1.1 million.
The Company is exposed to foreign exchange rate changes of the Canadian and Mexican currencies as it impacts the $5.6 million net asset value of its Canadian and Mexican subsidiaries as of December 31, 2009. Management considers the Company’s exposure to foreign currency translation gains or losses to be immaterial.

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
Management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2009, the end of our fiscal year. Management based its assessment on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed under the direction of management.
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
Based on its assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2009, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. We reviewed the results of management’s assessment with the Audit Committee of The Hillman Companies, Inc.
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

/s/ Max W. Hillman	/s/ James P. Waters

Max W. Hillman	James P. Waters
Chief Executive Officer	Chief Financial Officer
Dated: March 26, 2010	Dated: March 26, 2010

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders of
The Hillman Companies, Inc.
We have audited the accompanying consolidated balance sheets of The Hillman Companies, Inc. and subsidiaries (a Delaware corporation) (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Valuation Accounts. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Hillman Companies, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material aspects, the information set forth therein.
/s/ GRANT THORNTON LLP
GRANT THORNTON LLP
Cincinnati, Ohio
March 26, 2010

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,	December 31,
	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$17,164	$7,133
Restricted investments	334	282
Accounts receivable, net	51,757	53,390
Inventories, net	83,182	101,464
Deferred income taxes, net	8,100	8,395
Other current assets	2,657	3,424

Total current assets	163,194	174,088
Property and equipment, net	47,565	51,694
Goodwill	259,923	259,923
Other intangibles, net	146,640	153,553
Restricted investments	2,709	3,972
Deferred income taxes, net	418	485
Deferred financing fees, net	5,690	4,438
Investment in trust common securities	3,261	3,261
Other assets	1,198	1,380

Total assets	$630,598	$652,794

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$19,191	$25,410
Current portion of senior term loans	9,519	2,080
Current portion of capitalized lease obligations	349	225
Accrued expenses:
Salaries and wages	7,624	5,502
Pricing allowances	5,317	5,290
Income and other taxes	1,904	2,009
Interest	2,199	1,251
Deferred compensation	334	282
Other accrued expenses	6,147	5,512

Total current liabilities	52,584	47,561
Long term senior term loans	148,330	200,769
Long term capitalized lease obligations	145	175
Long term unsecured subordinated notes	49,820	49,820
Junior subordinated debentures	115,716	116,110
Mandatorily redeemable preferred stock	111,452	100,146
Management purchased preferred options	6,617	6,016
Deferred compensation	2,709	3,972
Deferred income taxes, net	60,208	50,068
Accrued dividends on preferred stock	75,580	58,708
Other non-current liabilities	18,467	15,131

Total liabilities	641,628	648,476

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,	December 31,
	2009	2008
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY (CONTINUED)

Common and Preferred stock with put options:
Class A Preferred stock, $.01 par, $1,000 liquidation value, 238,889 shares authorized, none issued and outstanding at December 31, 2009 and 88.0 issued and outstanding at December 31, 2008	—	88

Class A Common stock, $.01 par, 23,141 shares authorized, 395.7 issued and outstanding at December 31, 2009 and 412.0 issued and outstanding at December 31, 2008	2,158	247

Class B Common stock, $.01 par, 2,500 shares authorized, 970.6 issued and outstanding at December 31, 2009 and 1,000 issued and outstanding at December 31, 2008	5,293	598

Commitments and contingencies (Note 17)

Stockholders’ equity:
Preferred Stock:
Class A Preferred stock, $.01 par, $1,000 liquidation value, 238,889 shares authorized, 82,104.8 issued and outstanding at December 31, 2009 and 2008	1	1

Common Stock:
Class A Common stock, $.01 par, 23,141 shares authorized, 5,805.3 issued and outstanding at December 31, 2009 and 2008	—	—
Class C Common stock, $.01 par, 30,109 shares authorized, 2,787.1 issued and outstanding at December 31, 2009 and 2008	—	—
Additional paid-in capital	10,302	29,209
Accumulated deficit	(27,299)	(24,240)
Accumulated other comprehensive loss	(1,485)	(1,585)

Total stockholders’ (deficit) equity	(18,481)	3,385

Total liabilities and stockholders’ (deficit) equity	$630,598	$652,794

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2009, 2008, and 2007
(dollars in thousands)

	2009	2008	2007
Net sales	$458,161	$481,923	$445,628
Cost of sales (exclusive of depreciation and amortization shown separately below)	224,642	244,647	215,733

Gross profit	233,519	237,276	229,895

Operating expenses:
Selling, general and administrative expenses	159,150	161,350	162,056
Depreciation	16,993	17,835	18,224
Amortization	6,912	7,073	7,274
Management and transaction fees to related party	1,010	1,043	1,023

Total operating expenses	184,065	187,301	188,577

Other income (expense), net	(120)	(2,250)	839

Income from operations	49,334	47,725	42,157

Interest expense, net	15,521	20,545	25,528
Interest expense on mandatorily redeemable preferred stock and management purchased preferred options	12,312	11,091	9,919
Interest expense on junior subordinated debentures	12,820	12,609	12,609
Investment income on trust common securities	(378)	(378)	(378)

Income (loss) before income taxes	9,059	3,858	(5,521)

Income tax provision	12,118	6,811	4,238

Net loss	$(3,059)	$(2,953)	$(9,759)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2009, 2008, and 2007
(dollars in thousands)

	2009	2008	2007
Cash flows from operating activities:
Net loss	$(3,059)	$(2,953)	$(9,759)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	23,905	24,908	25,498
Dispositions of property and equipment	243	75	4
Deferred income tax provision	10,502	5,264	6,028
Deferred financing and original issue discount amortization	1,275	1,294	894
Interest on mandatorily redeemable preferred stock and management purchased options	12,312	11,091	9,919
Stock-based compensation	8,737	2,481	5,322
Changes in operating items, net of effect of acquisition:
Decrease (increase) in accounts receivable, net	1,633	(4,428)	386
Decrease (increase) in inventories, net	18,282	(3,488)	1,777
Decrease (increase) in other assets	949	(740)	(749)
(Decrease) increase in accounts payable	(6,219)	2,177	108
Increase (decrease) in other accrued liabilities	3,627	569	(2,739)
Other items, net	(190)	1,342	(173)

Net cash provided by operating activities	71,997	37,592	36,516

Cash flows from investing activities:
All Points acquisition	—	—	(9,762)
Capital expenditures	(12,971)	(13,409)	(14,765)

Net cash used for investing activities	(12,971)	(13,409)	(24,527)

Cash flows from financing activities:
Repayments of senior term loans	(45,000)	(28,626)	(2,350)
Borrowings of revolving credit loans	—	24,250	9,500
Repayments of revolving credit loans	—	(24,250)	(9,500)
Borrowings of other financing obligations	461	—	—
Principal payments under capitalized lease obligations	(394)	(343)	(271)
Financing fees, net	(2,921)	—	—
Redemption of securities	(1,141)	—	—

Net cash used for financing activities	(48,995)	(28,969)	(2,621)

Net increase (decrease) in cash and cash equivalents	10,031	(4,786)	9,368

Cash and cash equivalents at beginning of period	7,133	11,919	2,551

Cash and cash equivalents at end of period	$17,164	$7,133	$11,919

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(dollars in thousands)

						Accumulated		Total
			Additional	Class A		Other		Stockholders’
	Common Stock		Paid-in	Preferred	Accumulated	Comprehensive	Comprehensive	Equity
	Class A	Class C	Capital	Stock	Deficit	Income (Loss)	Income (Loss)	(Deficit)

Balance at December 31, 2006	$—	$—	$57,599	$1	$(10,090)	$(277)		$47,233

Net loss	—	—	—	—	(9,759)	—	$(9,759)	(9,759)
Adoption of guidance from ASC 740-10-25 (FIN 48)	—	—	—	—	(1,438)	—		(1,438)
Dividends to shareholders	—	—	(13,484)	—	—	—		(13,484)
Stock-based compensation	—	—	49	—	—	—		49
Change in cumulative foreign translation adjustment (1)	—	—	—	—	—	(54)	(54)	(54)
Change in derivative security value (1)	—	—	—	—	—	(80)	(80)	(80)

Comprehensive loss							$(9,893)

Balance at December 31, 2007	—	—	44,164	1	(21,287)	(411)		22,467

Net loss	—	—	—	—	(2,953)	—	$(2,953)	(2,953)
Class A Common Stock FMV adjustment (2)	—	—	170	—	—	—		170
Dividends to shareholders	—	—	(15,141)	—	—	—		(15,141)
Stock-based compensation	—	—	16	—	—	—		16
Change in cumulative foreign translation adjustment (1)	—	—	—	—	—	74	74	74
Change in derivative security value (1)	—	—	—	—	—	(1,248)	(1,248)	(1,248)

Comprehensive loss							$(4,127)

Balance at December 31, 2008	—	—	29,209	1	(24,240)	(1,585)		3,385

Net loss	—	—	—	—	(3,059)	—	$(3,059)	(3,059)
Class A Common Stock FMV adjustment (2)	—	—	(1,995)	—	—	—		(1,995)
Dividends to shareholders	—	—	(16,912)	—	—	—		(16,912)
Change in cumulative foreign translation adjustment (1)	—	—	—	—	—	(197)	(197)	(197)
Change in derivative security value (1)	—	—	—	—	—	297	297	297

Comprehensive loss							$(2,959)

Balance at December 31, 2009	$—	$—	$10,302	$1	$(27,299)	$(1,485)		$(18,481)

(1)	The realized gains on investments, cumulative foreign translation adjustment and change in derivative security value are net of taxes and represent the only items of other comprehensive income (loss).

(2)	Management controlled 395.7 shares of Class A common stock at December 31, 2009 and 412.0 shares of Class A common stock at December 31, 2008. These shares contain a put feature that allows redemption at the holder’s option. These shares are classified as temporary equity and have been adjusted to fair value. See Note 13, Common and Preferred Stock, for further details.
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
As a result of the Merger Transaction, affiliates of CHS own 49.3% of the Company’s common stock and 54.6% of the Company’s voting common stock, Ontario Teacher’s Pension Plan (“OTPP”) owns 28.0% of the Company’s common stock and 31.0% of the Company’s voting common stock and HarbourVest Partners VI owns 8.7% of the Company’s common stock and 9.7% of the Company’s voting common stock. OTPP’s voting rights with respect to the election of directors to the Board of Directors is limited to the lesser of 30.0% or the actual percentage of voting common stock held. Certain current and former members of management own 13.7% of the Company’s common stock and 4.4% of the Company’s voting common stock.
Nature of Operations:
The Company is one of the largest providers of value-added merchandising services and hardware-related products to retail markets in North America through its wholly-owned subsidiary, The Hillman Group, Inc. (the “Hillman Group”). A subsidiary of the Hillman Group operates in Canada under the name The Hillman Group Canada, Ltd. and another in Mexico under the name SunSource Integrated Services de Mexico SA de CV. The Hillman Group provides merchandising services and products such as fasteners and related hardware items; threaded rod and metal shapes; keys, key duplication systems and accessories; and identification items, such as tags and letters, numbers and signs, to retail outlets, primarily hardware stores, home centers and mass merchants. The Company has approximately 19,000 customers, the largest three of which accounted for 42.8% of net sales in 2009. The average single sale in 2009 was approximately four hundred dollars.
2. Summary of Significant Accounting Policies:
Cash and Cash Equivalents:
Cash and cash equivalents consist of commercial paper, U.S. Treasury obligations and other liquid securities purchased with initial maturities less than 90 days and are stated at cost which approximates market value. The Company has foreign bank balances of approximately $363 and $358 at December 31, 2009 and 2008, respectively. The Company maintains cash and cash equivalent balances with financial institutions that exceed federally insured limits. The Company has not experienced any losses related to these balances and management believes its credit risk is minimal.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
2. Summary of Significant Accounting Policies: (continued)
Accounts Receivable and Allowance for Doubtful Accounts:
The Company establishes the allowance for doubtful accounts using the specific identification method and also provides a reserve in the aggregate. The estimates for calculating the aggregate reserve are based on historical collection experience. Increases to the allowance for doubtful accounts result in a corresponding expense. The Company writes off individual accounts receivable accounts when they become uncollectible. The allowance for doubtful accounts was $514 and $544 as of December 31, 2009 and 2008, respectively.
Inventories:
Inventories consisting predominantly of finished goods are valued at the lower of cost or market, cost being determined principally on the weighted average cost method. Excess and obsolete inventories are carried at net realizable value. The historical usage rate is the primary factor used by the Company in assessing the net realizable value of excess and obsolete inventory. A reduction in the carrying value of an inventory item from cost to market is recorded for inventory with no usage in the preceding 24 month period or with on hand quantities in excess of 24 months average usage. The inventory reserve amounts were $7,145 and $6,088 at December 31, 2009 and 2008, respectively.
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
Costs incurred to develop software for internal use are capitalized and amortized over the estimated useful life of the software. Costs related to maintenance of internal-use software are expensed as incurred. Costs used for the development of internal-use software were capitalized in the amount of $2,837, $1,985 and $256 for the years ended December 31, 2009, 2008 and 2007, respectively.
Depreciation:
For financial accounting purposes, depreciation, including that related to plant and equipment acquired under capital leases, is computed on the straight-line method over the estimated useful lives of the assets, generally three to ten years or over the terms of the related leases.
Goodwill and Other Intangible Assets:
Goodwill represents the excess purchase cost over the fair value of net assets of companies acquired in business combinations. Goodwill is an indefinite lived asset and is tested for impairment at least annually or more frequently if a triggering event occurs. If the carrying amount of goodwill is greater than the fair value, impairment may be present. The Company’s independent appraiser, John Cole, CPA, CVA, assesses the value of its goodwill based on a discounted cash flow model and multiple of earnings. Assumptions critical to the Company’s fair value estimates under the discounted cash flow model include the discount rate, projected average revenue growth and projected long-term growth rates in the determination of terminal values.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
2. Summary of Significant Accounting Policies: (continued)
The Company also evaluates indefinite-lived intangible assets (primarily trademarks and trade names) for impairment annually. The Company also tests for impairment if events and circumstances indicate that it is more likely than not that the fair value of an indefinite-lived intangible asset is below its carrying amount. Assumptions critical to the Company’s evaluation of indefinite-lived intangible assets for impairment include the discount rate, royalty rates used in its evaluation of trade names, projected average revenue growth, and projected long-term growth rates in the determination of terminal values. An impairment charge is recorded if the carrying amount of an indefinite-lived intangible asset exceeds the estimated fair value on the measurement date.
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
Long-Lived Assets:
The Company evaluates its long-lived assets for financial impairment including an evaluation based on the estimated undiscounted future cash flows as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. No impairment charges were recognized for long-lived assets in the years ended December 31, 2009 and 2008.
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
Risk Insurance Reserves:
The Company self insures its product liability, automotive, worker’s compensation and general liability losses up to $250 per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences in excess of $250 up to $35,000. The two risk areas involving the most significant accounting estimates are workers’ compensation and automotive liability. Actuarial valuations performed by the Company’s outside risk insurance expert, Insurance Services Office, Inc., were used to form the basis for workers’ compensation and automotive liability loss reserves. The actuary contemplated the Company’s specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes the liability recorded for such risk insurance reserves is adequate as of December 31, 2009, but due to judgments inherent in the reserve estimation process it is possible the ultimate costs will differ from this estimate.

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
Retirement Benefits:
Certain employees of the Company are covered under a profit-sharing and retirement savings plan (“defined contribution plan”). The plan provides for a matching contribution for eligible employees of 50% of each dollar contributed by the employee up to 6% of the employee’s compensation. The matching contribution for all eligible employees was reduced to 25% of each dollar contributed in February 2009, but was reinstated at the 50% level in July 2009. In addition, the plan provides an annual contribution in amounts authorized by the Board of Directors, subject to the terms and conditions of the plan.
The Company’s defined contribution plan costs were $1,035, $1,368, and $1,249 for the years ended December 31, 2009, 2008 and 2007, respectively.
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
Shipping and Handling:
The costs incurred to ship product to customers, including freight and handling expenses, are included in selling, general and administrative (“SG&A”) expenses on the Company’s consolidated statements of operations. The Company’s shipping and handling costs were $16,667, $19,393, and $19,117 for the years ended December 31, 2009, 2008, and 2007, respectively.
Research and Development:
The Company expenses research and development costs consisting primarily of internal wages and benefits in connection with improvements to the key duplicating and engraving machines. The Company’s research and development costs were $1,198, $998 and $856 for the years ended December 31, 2009, 2008 and 2007, respectively.

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
The enterprise value of the Company is determined based on the earnings before interest, taxes, depreciation and amortization adjusted for management fees, stock compensation costs, and other non-recurring general and administrative costs (“Adjusted EBITDA”) for the most recent twelve month period multiplied by a valuation multiple. As of December 31, 2009, 2008, and 2007, the Company has applied valuation multiples of 8.0x, 8.0x, and 8.3x, respectively, to trailing twelve months Adjusted EBITDA in determining enterprise value. Management periodically reviews the appropriateness of this multiple and notes that it is consistent with comparable distribution companies.
A change of 0.1 in the valuation multiple used to calculate the enterprise value adjusts the per share fair value of the Class A Common Stock and the Class B Common Stock by $570.
The fair value of the Class A Preferred Stock Options and Hillman Investment Company Class A Preferred Stock Options is equal to the liquidation value of $1,000 per share plus all accumulated and unpaid dividends thereon less the applicable strike price. The aggregate fair value of the puttable Class A Preferred Stock Options and Hillman Investment Company Class A Preferred Stock Options was $11,246, $10,104, and $8,916 at December 31, 2009, 2008, and 2007, respectively.
Stock Based Compensation:
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
Translation of Foreign Currencies:
The translation of the Company’s Canadian and Mexican local currency based financial statements into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. Cumulative translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in shareholders’ equity.
Comprehensive Income (Loss):
The components of comprehensive loss were as follows:

	Year	Year	Year
	ended	ended	ended
	December 31,	December 31,	December 31,
	2009	2008	2007
Net loss	$(3,059)	$(2,953)	$(9,759)
Foreign currency translation adjustment, net	(197)	74	(54)
Change in derivative security value, net (1)	297	(1,248)	(80)

Comprehensive loss	$(2,959)	$(4,127)	$(9,893)

(1)	Utilizing an income tax rate of 38.7%, 38.5%, and 38.5% for the years ended December 31, 2009, 2008, and 2007, respectively.
The accumulated other comprehensive loss of $1,485 at December 31, 2009 consisted of $324 for the cumulative change in foreign currency translation adjustment and $1,161 for the cumulative change in derivative security value.
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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
3. Recent Accounting Pronouncements:
In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification. The FASB Accounting Standards Codification (“ASC”) became the source of authoritative, non-governmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”). The FASB Accounting Standards Codification was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated results of operations and financial condition.
In June 2009, the FASB issued guidance on consolidations. This guidance, among other things, requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a variable interest entity (“VIE”); requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE; requires enhanced disclosures about an enterprise’s involvement with a VIE; and amends certain guidance for determining whether an entity is a VIE. It will be effective for the Company on January 1, 2010, and will be applied prospectively. Under this guidance, a VIE must be consolidated if the enterprise has both (a) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated results of operations and financial condition.
In January 2010, the FASB issued guidance on fair value measurements disclosures. This guidance amends the ASC to require new disclosures for fair value measurements and provides clarification for existing disclosure requirements. The guidance requires new disclosures about transfers in and out of Levels 1 and 2 and further descriptions for the reasons for the transfers. The guidance also requires an entity to present separately information about purchases, sales, issuances and settlements in Level 3 fair value measurements. The update also provides amendments that clarify existing disclosures concerning the level of disaggregation and disclosures about inputs and valuation techniques. The new disclosures and clarification of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for the interim periods within those fiscal years. The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated results of operations and financial condition.
In February 2010, the FASB made amendments to certain recognition and disclosure requirements concerning subsequent events. This update addresses the interaction of the requirements of the ASC with the SEC’s reporting requirements. The update requires an entity to evaluate subsequent events through the date that the financial statements are issued. The update also provides that a filer is not required to disclose the date through which subsequent events have been evaluated. All the amendments in this update are effective upon issuance of the final update. The adoption of this amendment did not have a material impact on the Company’s consolidated results of operations and financial conditions.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
4. Acquisitions:
On December 28, 2007, the Hillman Group entered into a Stock Purchase Agreement (the “Agreement”) by and among All Points Industries, Inc. (“All Points”), Gabrielle Mann, Gregory Mann, and the Hillman Group, whereby the Hillman Group acquired all of the equity interest of All Points. The aggregate purchase price, including acquisition costs of $335, was $10,243 paid in cash at closing. The acquisition of this business was made to strengthen Hillman’s presence in the Florida market and in the hurricane protection market.
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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
4. Acquisitions: (continued)
The following table indicates the pro forma financial statements of the Company for the year ended December 31, 2007. The pro forma financial statements give effect to the All Points acquisition, as if it had occurred on January 1, 2007:

(unaudited)
2007
Net sales	$468,415
Net loss	(9,225)
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
5. Related Party Transactions:
On March 31, 2004, the Company was acquired by affiliates of CHS. The Company is obligated to pay management fees in the amount of $58 per month, plus out of pocket expenses, to a subsidiary of CHS which owns 49.3% of the Company’s outstanding common stock and 54.6% of the Company’s voting common stock. The Company is also obligated to pay transaction fees in the amount of $26 per month, plus out of pocket expenses, to a subsidiary of OTPP which owns 28.0% of the Company’s outstanding common stock and 31.0% of the Company’s voting common stock. The Company has recorded management and transaction fee charges and expenses from CHS and OTPP of $1,010, $1,043 and $1,023 for the years ended December 31, 2009, 2008 and 2007, respectively.
Gregory Mann and Gabrielle Mann are employed by the All Points subsidiary of Hillman as President and Vice President, respectively. All Points leases an industrial warehouse and office facility from companies under the control of the Mann’s. The Company has recorded rental expense for the lease of this facility on an arms length basis in the amount of $311 and $302 for the years ended December 31, 2009 and 2008, respectively.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
6. Income Taxes:
The components of the Company’s income tax provision for the three years ended December 31, 2009 were as follows:

	Year	Year	Year
	ended	ended	ended
	December 31,	December 31,	December 31,
	2009	2008	2007
Current:
Federal & State	$1,579	$878	$462
Foreign	102	104	—

Total current	1,681	982	462

Deferred:
Federal & State	10,241	6,376	3,692
Foreign	196	(547)	84

Total deferred	10,437	5,829	3,776

Provision for income taxes	$12,118	$6,811	$4,238

The Company has U.S. federal net operating loss (“NOL”) carryforwards for tax purposes, totaling $15,294 as of December 31, 2009, that are available to offset future taxable income. These carryforwards expire in 2027. Management estimates that these losses will be fully utilized prior to the expiration date. No valuation allowance has been provided against the federal NOL. In addition, the Company’s foreign subsidiaries have NOL carryforwards aggregating $1,130 which expire in 2015. Management estimates that these losses will be fully utilized prior to the expiration date. No valuation allowance has been provided against the foreign NOL.
The Company has state net operating loss carryforwards with an aggregate tax benefit of $1,565 which expire from 2010 to 2027. Management estimates that the Company will not be able to fully absorb some of the loss carryforwards in certain states before they expire. A valuation allowance of $8 has been established for these deferred tax assets. In 2009, the valuation allowance for state net operating loss carryforwards decreased by $8. The decrease was primarily as a result of the utilization of the related state net operating losses and other adjustments.
The Company has a federal capital loss carryforward of $1,783 as of December 31, 2009. This loss is available to offset future capital gains. This loss will expire from 2013 to 2014 if not utilized. Management has recorded a valuation allowance of $657 for this capital loss carryforward to fully offset the deferred tax asset in 2009. Management estimates that the utilization of this capital loss carryforward is uncertain due to the short carryforward period and the uncertainty of generating sufficient capital gains in the carryforward period. The Company has $293 of general business tax credit carryforwards which expire from 2010 to 2028. A valuation allowance of $283 has been established for these tax credits.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
6. Income Taxes: (continued)
In the three months ended March 31, 2004, a deferred tax asset was recorded for costs that were capitalized in connection with the Merger Transaction. Certain of these capitalized costs are not amortized under the tax law and can only be recovered for tax purposes under certain circumstances. The Company has established a valuation allowance of $1,561 for the entire amount of the deferred tax asset related to these non-amortizable capitalized costs.
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
The table below reflects the significant components of the Company’s net deferred tax assets and liabilities at December 31, 2009 and 2008:

	As of December 31, 2009		As of December 31, 2008
	Current	Non-current	Current	Non-current
Deferred Tax Asset:
Inventory	$5,163	$—	$5,287	$—
Bad debt reserve	724	—	641	—
Casualty loss reserve	325	478	444	390
Accrued bonus / deferred compensation	1,975	1,312	1,181	1,566
Medical insurance reserve	374	—	670	—
Original issue discount amortization	—	355	—	370
Derivative security value	—	733	—	912
Transaction costs	—	2,009	—	2,024
Federal / foreign net operating loss	—	5,715	—	16,315
State net operating loss	—	1,565	—	2,178
Unrecognized tax benefit	—	(2,879)	—	(2,872)
Federal capital loss carryforwards	—	657	—	134
Tax credit carryforwards	—	2,181	—	1,436
All other items	584	794	728	683

Gross deferred tax assets	9,145	12,920	8,951	23,136
Valuation allowance for deferred tax assets	(1,045)	(1,464)	(556)	(1,430)

Net deferred tax assets	$8,100	$11,456	$8,395	$21,706

Deferred Tax Liability:
Intangible asset amortization	$—	$65,575	$—	$65,888
Property and equipment	—	5,671	—	5,401

Deferred tax liabilities	$—	$71,246	$—	$71,289

Net deferred tax liability		$51,690		$41,188

Long term net deferred tax liability		$60,208		$50,068
Current net deferred tax asset		8,100		8,395
Long term net deferred tax asset		418		485

Net deferred tax liability		$51,690		$41,188

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
6. Income Taxes: (continued)
The valuation allowance at December 31, 2009 was $2,509. Of this balance, $1,832 was established at the Merger Transaction date. In previous years, initial recognition of a tax benefit by a future reduction of $1,832 in the year end valuation allowance would have reduced goodwill related to the Merger Transaction. Effective for financial reporting periods beginning after December 15, 2008, any change in the valuation reserve will be recorded as an adjustment to the tax provision in the period of change.
Reductions in the valuation allowance for the years ended December 31, 2009, 2008, and 2007 of $0, $0, and $299, respectively, were recorded as reductions to goodwill resulting from the initial recognition of the tax benefits from valuation allowances established in purchase accounting. Foreign tax (provision)/benefits in the years ended December 31, 2009, 2008 and 2007 were offset by charges to the valuation allowance of $0, ($114), and ($89), respectively.
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
Below is a reconciliation of statutory income tax rates to the effective income tax rates for the periods indicated:

	Year	Year	Year
	ended	ended	ended
	December 31,	December 31,	December 31,
	2009	2008	2007
Statutory federal income tax rate	35.0%	35.0%	35.0%
Non-U.S. taxes and the impact of non-U.S. losses for which a current tax benefit is not available	0.6%	-0.9%	1.0%
State and local income taxes, net of U.S. federal income tax benefit	12.6%	20.5%	-8.7%
Adjustment of reserve for change in valuation allowance and other items	5.7%	-1.5%	-1.4%
Adjustment for change in tax law	3.5%	-4.1%	-4.1%
Permanent differences:
Interest expense on mandatorily redeemable preferred stock	47.6%	100.6%	-62.9%
Stock based compensation expense	31.1%	22.4%	-33.4%
Dividends received exclusion	0.0%	-0.1%	0.1%
Meals and entertainment expense	1.2%	3.2%	-2.3%
Other permanent differences	0.2%	1.4%	-0.1%
Reconciliation of tax return to tax provision	-3.7%	0.0%	0.0%

Effective income tax rate	133.8%	176.5%	-76.8%

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
6. Income Taxes: (continued)
As of January 1, 2007, the Company adopted the provisions of an accounting standard related to accounting for uncertainty in income taxes. As a result of the implementation, the Company has recorded a $2,879 decrease in the deferred tax asset related to the future tax benefit of the Company’s net operating loss carryforward as of December 31, 2009.

	2009	2008
Unrecognized tax benefits — January 1	$2,872	$2,875

Gross increases — tax positions in prior period	7	—
Gross decreases — tax positions in prior period	—	(3)

Unrecognized tax benefits — December 31	$2,879	$2,872

Amount of unrecognized tax benefit that, if recognized would affect the company’s effective tax rate	$2,879	$2,872

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. In conjunction with the adoption of an accounting standard related to accounting for uncertainty in income taxes, the Company has not recognized any adjustment of interest or penalties in its consolidated financial statements due to its net operating loss position. The Company does not anticipate that total unrecognized tax benefits will change due to the settlement of audits and the expiration of statute of limitations prior to December 31, 2010.
The Company files a consolidated income tax return in the U.S. and numerous consolidated and separate income tax returns in various states and foreign jurisdictions. As of December 31, 2009, with a few exceptions, the Company is no longer subject to U.S. federal, state, and foreign tax examinations by tax authorities for the tax years prior to 2006. However, the IRS can make adjustments to losses carried forward by the Company from 1999 forward and utilized on its federal return.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
7. Property and Equipment, net:
Property and equipment, net, consists of the following at December 31, 2009 and 2008:

	Estimated
	Useful Life
	(Years)	2009	2008
Land	n/a	$131	$131
Buildings	27	781	781
Leasehold improvements	3-10	4,961	4,540
Machinery and equipment	2-10	104,568	100,173
Furniture and fixtures	3-5	1,481	1,469
Construction in process		1,051	1,539

Property and equipment, gross		112,973	108,633
Less: Accumulated depreciation		65,408	56,939

Property and equipment, net		$47,565	$51,694

Machinery and equipment includes capitalized software of $8,328 and $5,492 as as of December 31, 2009 and 2008, respectively. Captitalized interest of $63 and $86 was recorded for the years ended December 31, 2009 and 2008, respectively.
8. Other Intangibles, net:
Intangible assets are amortized over their useful lives and are subject to lower of cost or market impairment testing.
The values assigned to intangible assets in connection with the March 31, 2004 Merger Transaction, the SteelWorks acquisition, and the All Points acquisition were determined by independent appraisals. Other intangibles, net as of December 31, 2009 and 2008 consist of the following:

	Estimated
	Useful Life
	(Years)	2009	2008
Customer relationships — Hillman	23	$126,651	$126,651
Customer relationships — All Points	15	555	555
Trademarks	Indefinite	47,394	47,394
Patents	9	7,960	7,960
Non Compete Agreements	4	5,742	5,742

Intangible assets, gross		188,302	188,302
Less: Accumulated amortization		41,662	34,749

Other intangibles, net		$146,640	$153,553

The Company’s amortization expense for amortizable assets for the years ended December 31, 2009, 2008 and 2007 was $6,912, $7,073, and $7,274, respectively. For the years ending December 31, 2010, 2011, 2012, 2013 and 2014, amortization expense is estimated to be $6,428, $6,428, $6,428, $5,765 and $5,544, respectively.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
9. Long-Term Debt:
On March 31, 2004, the Company, through its Hillman Group subsidiary, refinanced its revolving credit and senior term loans with a Senior Credit Agreement (the “Senior Credit Agreement”) consisting of a $40,000 revolving credit (the “Revolver”) and a $217,500 Term B Loan (the “Term Loan”) collateralized by the Company’s cash, accounts receivable, inventories, and fixed assets. The Senior Credit Agreement had a seven-year term and provides borrowings at interest rates based on the London Inter-bank Offered Rates (the “LIBOR”) plus a margin of between 2.25% and 3.0% (the “LIBOR Margin”), or prime (the “Base Rate”) plus a margin of between 1.25% and 2.0% (the “Base Rate Margin”). The applicable LIBOR Margin and Base Rate Margin were based on the Company’s leverage at the date of the preceding fiscal quarter. In accordance with the Senior Credit Agreement, letter of credit commitment fees were based on the average daily face amount of each outstanding letter of credit multiplied by a letter of credit margin of between 2.25% and 3.0% per annum (“the Letter of Credit Margin”). The Letter of Credit Margin was also based on the Company’s leverage at the date of the preceding fiscal quarter. The Company also paid a Commitment fee of 0.5% per annum on the average daily unused Revolver balance.
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
Effective August 7, 2009 the Company, through its Hillman Group subsidiary, entered into an Amended and Restated Credit Agreement which amended its revolving credit and senior term loan (“Amended Senior Credit Agreement”). Lenders representing 82.3% of the outstanding balance of the revolving credit and senior term loan consented to the Amended Senior Credit Agreement (“Consenting Lenders”). For the 17.7% of Lender commitments which did not consent to the amendment (“Non-Consenting Lenders”) pricing and amortization of the senior term loan remain unchanged. Under the terms of the Amended Senior Credit Agreement, the Consenting Lenders agreed to extend the term of the Senior Credit Agreement to March 31, 2012 from March 31, 2011. Amortization of the senior term loan was set at 1.5% per quarter beginning September 1, 2009, with the remainder due at maturity. Pricing on the senior term loan was increased from LIBOR plus a margin of 2.75% to LIBOR plus a margin of 4.50%. The fixed charge and interest coverage covenants remained the same and were extended for 12 months while the leverage covenant was extended 12 months and increased 0.25 to 3.0 times from March 31, 2010 to March 31, 2012. Additionally, the amendment includes a $18,000 delayed draw term loan (“Delayed Draw”) which can be used only to fund all or a portion of the amortization payments for the Non-Consenting Lenders. The pricing, covenants, terms and conditions for the Delayed Draw are the same as under the Amended Senior Credit Agreement.
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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
9. Long-Term Debt: (continued)
The Amended Senior Credit Agreement, among other provisions, contains financial covenants requiring the maintenance of specific leverage and interest coverage ratios and levels of financial position, restricts the incurrence of additional debt and the sale of assets, and permits acquisitions with the consent of the lenders. Additionally, the Amended Senior Credit Agreement restricts the Company or any of its subsidiaries from paying dividends. Dividends to officers and directors are allowed under certain circumstances up to a limit of $2 million per year.
The Company was in compliance with all provisions of the Amended Senior Credit Agreement as of December 31, 2009.
In addition, on March 31, 2004, the Company, through its Hillman Group subsidiary, issued $47,500 of unsecured subordinated notes to Allied Capital Corporation maturing on September 30, 2011 (“Subordinated Debt Issuance”). Interest on the Subordinated Debt Issuance was at a fixed rate of 13.5% per annum, with cash interest payments required on a quarterly basis at a fixed rate of 11.25% commencing April 15, 2004. The outstanding principal balance of the Subordinated Debt Issuance shall be increased on a quarterly basis at the remaining 2.25% fixed rate (the “PIK Amount”). All of the PIK Amounts are due on the maturity date of the Subordinated Debt Issuance.
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
In connection with the Amended Senior Credit Agreement effective August 7, 2009, the Subordinated Debt Agreement was amended to extend the maturity date to September 30, 2012 from September 30, 2011 and increase the interest rate from 10.0% to 12.5%. Covenant levels were extended and modified consistent with the Amended Senior Credit Agreement.
Modifications to a debt instrument deemed to be substantially different require recognition as an extinguishment of debt. An exchange of debt instruments where the present value of cash flows is greater than 10% different from the present value of cash flows under the terms of the original debt instrument would be considered substantially different. The change in the interest rate in the 2009 amendment to the Subordinated Debt Issuance did not change the present value of cash flows by more than 10% and, accordingly, no extinguishment of debt was recorded in 2009.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
9. Long-Term Debt: (continued)
As of December 31, 2009 and 2008, long-term debt is summarized as follows:

	2009	2008
Revolving Credit Agreement	$—	$—
Term Loan B	157,849	202,849
Subordinated Debt Issuance	49,820	49,820
Capital Leases	494	400

	208,163	253,069
Less: amounts due in one year	9,868	2,305

Long-term debt	$198,295	$250,764

The aggregate minimum principal maturities of the long-term debt for each of the five years following December 31, 2009 are as follows:

Amount
2010	$9,868
2011	17,547
2012	180,742
2013	6
2014	—
2015 and thereafter	—
As of December 31, 2009, the Company had $14,513 available under its revolving credit agreement and letter of credit commitments outstanding of $5,487. The Company had outstanding debt of $158,343 under its secured credit facilities at December 31, 2009, consisting of a $157,849 Term B loans and $494 in capitalized lease obligations. The term loans consisted of a $17,992 Term B-1 Loan currently at a three (3) month LIBOR rate of 3.02% and a $139,857 Term B-2 Loan currently at a three (3) month LIBOR rate of 4.77%. The capitalized lease obligations were at various interest rates.
As of December 31, 2009, the estimated fair value of the Company’s long-term debt approximates the recorded value as determined in accordance with accounting guidance. The Company discounted the future cash flows of its senior and subordinated debt based on borrowing rates for debt with similar terms and remaining maturities. The fair value estimate is made at a specific point in time, is subjective in nature, and involves uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimate.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
10. Leases:
Certain warehouse and office space and equipment are leased under capital and operating leases with terms in excess of one year. Future minimum lease payments under non-cancellable leases consisted of the following at December 31, 2009:

	Capital	Operating
	Leases	Leases
2010	$361	$7,937
2011	99	6,336
2012	48	4,621
2013	6	3,597
2014	—	2,410
Later years	—	10,811

Total minimum lease payments	514	$35,712

Less amounts representing interest	(20)

Present value of net minimum lease payments (including $349 currently payable)	$494

The rental expense for all operating leases was $8,716, $9,486 and $9,275 for the years ended December 31, 2009, 2008 and 2007, respectively. Certain leases are subject to terms of renewal and escalation clauses.
11. Deferred Compensation Plan:
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
As of December 31, 2009 and 2008, the Company’s consolidated balance sheets included $3,043 and $4,254, respectively, in restricted investments representing the assets held in mutual funds to fund deferred compensation liabilities owed to the Company’s current and former employees. The current portion of the restricted investments was $334 and $282 as of December 31, 2009 and 2008, respectively.
The assets held in the NQDC are classified as an investment in trading securities. The Company recorded trading gains and offsetting compensation expense of $254 for the year ended December 31, 2009. The Company recorded trading losses of $1,428 and an offsetting reduction of compensation expense for the year ended December 31, 2008. The Company recorded trading gains and offsetting compensation expense of $397 for the year ended December 31, 2007.
During the three years ended December 31, 2009, distributions from the deferred compensation plan aggregated $1,792 in 2009, $390 in 2008, and $500 in 2007.

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
The Company has determined that the Trust is a variable interest entity and the holders of the Trust Preferred Securities are the primary beneficiaries of the Trust. Accordingly, the Company has de-consolidated the Trust at March 31, 2004. Summarized below is the condensed financial information of the Trust as of December 31, 2009.

Non-current assets — junior subordinated debentures — preferred	$112,455
Non-current assets — junior subordinated debentures — common	3,261

Total assets	$115,716

Non-current liabilities — trust preferred securities	$112,455
Stockholder’s equity — trust common securities	3,261

Total liabilities and stockholders’ equity	$115,716

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
In order to retain capital, the Company’s Board of Directors determined to temporarily defer interest payments on the Junior Subordinated Debentures and the Trust determined to defer the payment of cash distributions to holders of Trust Preferred Securities beginning with the January 2009 distribution. The Company’s decision to defer the payment of interest on the Junior Subordinated Debentures was designed to ensure that the Company preserve cash and maintain its compliance with the financial covenants contained in its Senior Credit and Subordinated Debt Agreements. Pursuant to the Indenture that governs the Trust Preferred Securities, the Company was able to defer distribution payments to holders of the Trust Preferred Securities for a period that cannot exceed 60 months (the “Deferral Period”). During the Deferral Period, the Company was required to accrue the full amount of all distributions payable, and such deferred distributions were immediately payable by the Company at the end of the Deferral Period. In the first six months of 2009, the Company accrued $6,265 in interest payable to the Trust on the Junior Subordinated Debentures. On July 31, 2009, the Company resumed payments of monthly distributions and paid all amounts accrued during the six month Deferral Period.
At December 31, 2009, the recorded value of the Junior Subordinated Debentures, net of premium amortization, was $115,716. The fair value of the Junior Subordinated Debentures on December 31, 2009 was $110,560 based on the $25.44 per share closing price of the underlying Trust Preferred Securities as quoted on the NYSE Amex (formerly the American Stock Exchange) plus the liquidation value of the trust common securities.
13. Common and Preferred Stock:
Common Stock issued in connection with the Merger Transaction:
There are 23,141 authorized shares of Class A Common Stock, 6,201.0 of which are issued and outstanding. Each share of Class A Common Stock entitles its holder to one vote. Each holder of Class A Common Stock is entitled at any time to convert any or all of the shares into an equal number of shares of Class C Common Stock.
There are 2,500 authorized shares of Class B Common Stock, 970.6 of which are issued and outstanding. Holders of Class B Common Stock have no voting rights. The Class B Common Stock was purchased by and issued to certain members of the Company’s management and is subject to vesting over five years with 20% vesting on each anniversary of the Merger Transaction.
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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
13. Common and Preferred Stock: (continued)
Securities whose redemption is not in the control of the issuer are required to be classified outside of permanent equity. The put feature embedded in management’s Class A Common Stock and Class B Common Stock allow redemption at the holder’s option if employment is terminated for other than cause, resignation by the executive security holder, death, disability or retirement at age 61. Accordingly, management’s 395.7 Class A Common Stock shares and 970.6 Class B Common Stock shares have been classified between liabilities and stockholder’s equity in the accompanying consolidated balance sheet. The fair value and cost of the Class A Common Stock subject to the put feature were $2,158 and $396, respectively at December 31, 2009 and $247 and $417, respectively at December 31, 2008. The fair value and cost of the Class B Common Stock subject to the put feature were $5,293 and $971, respectively at December 31, 2009 and $598 and $1,000, respectively at December 31, 2008.
Securities that are either currently redeemable or where redemption is probable are to be marked to redemption value with a corresponding charge to accumulated paid in capital. The ESA allows the management shareholders to put, or redeem, the Class A Common Stock back to the Company if terminated for other than cause. Under the terms of the ESA, the redemption value of the Class A Common Stock is equal to the fair value as determined by the Board of Directors. Accordingly, the Class A Common stock has been adjusted to its fair value of $2,158 as of December 31, 2009 with a corresponding decrease in additional paid-in capital of $1,996.
The repurchase feature of the Class B Common Stock triggers liability accounting treatment. See Note 14, Stock-Based Compensation, for further information.
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
Preferred Stock:
The Company has 238,889 authorized shares of Class A Preferred Stock, 82,104.8 of which are issued and outstanding and 13,450.7 of which are reserved for issuance upon the exercise of options to purchase shares of Class A Preferred Stock. Holders of Class A Preferred Stock are not entitled to any voting rights. Holders of Class A Preferred Stock are entitled to preferential dividends that shall accrue on a daily basis at the rate of 11.5% per annum of the sum of the Liquidation Value (as defined in the Restated Certificate of Incorporation) plus all accumulated and unpaid dividends thereon. At December 31, 2009, the Liquidation Value including accumulated and unpaid dividends was $1,919 per share.
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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
13. Common and Preferred Stock: (continued)
The Hillman Investment Company Class A Preferred Stock is mandatorily redeemable on March 31, 2028 and has been classified as debt in the accompanying consolidated balance sheets. The Hillman Investment Company Class A Preferred Stock is redeemable at its liquidation value of $1,000 per share plus all accumulated and unpaid dividends. Dividends on the mandatorily redeemable Class A Preferred Stock were $11,008, $9,903, and $8,860 for the years ended December 31, 2009, 2008, and 2007, respectively. The dividends on the mandatorily redeemable Class A Preferred Stock are recorded as interest expense in the accompanying consolidated statements of operations. At December 31, 2009, the liquidation value including accumulated and unpaid dividends was $1,866 per share.
The Company incurred $2,415 in financing fees in connection with the issuance of the Hillman Investment Company Class A Preferred Stock. The financing fees were capitalized and will be amortized over the redemption period using the effective interest method. For the years ended December 31, 2009 and 2008, interest expense of $37 and $130, respectively, was included in the accompanying consolidated statements of operations.
Management believes the liquidation value of the Class A Preferred Stock and the Hillman Investment Company Class A Preferred Stock, including accumulated and unpaid dividends, approximates fair value at December 31, 2009.
Under the terms of the Company’s Senior Credit Agreement, dividend payments on equity securities are restricted. Dividends to officers and directors are allowable under certain circumstances up to a limit of $2 million per year.
Purchased Options:
In connection with the Merger Transaction, options in the predecessor to the Company were cancelled and converted into rights to receive options to purchase 3,895.16 shares of Hillman Companies, Inc. Class A Preferred Stock and 2,717.55 shares of Hillman Investment Company Class A Preferred Stock (collectively the “Purchased Options”). The Purchased Options have a weighted average strike price of $170.69 per share. The fair value of the Hillman Investment Company Class A Preferred Stock options has been included with the underlying security in the accompanying consolidated balance sheets. Security instruments with a redemption date that is certain to occur are to be classified as liabilities. The Hillman Companies, Inc. Class A Preferred Stock options, which have a March 31, 2028 expiration date, have been classified at their fair value in the liability section of the accompanying consolidated balance sheets. To the extent the Company pays a dividend to holders of the Class A Preferred Stock and the Hillman Investment Company Class A Preferred Stock, the Purchased Option holder will be entitled to receive an amount equal to the dividend which would have been paid if the Purchased Options had been exercised on the date immediately prior to the record date for the dividend. Dividends on the Purchased Options are recorded as interest expense in the accompanying consolidated statement of operations. Additionally, under the terms of the ESA, the Purchased Options can be put back to the Company at fair value if employment is terminated.
The initial and subsequent valuations of the Purchased Options are measured at fair value with the change in fair value recognized as interest expense. Interest expense of $1,314, $1,187, and $1,059 was recorded for the years ended December 31, 2009, 2008, and 2007, respectively, to recognize the increase in fair value of the Purchased Options.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
13. Common and Preferred Stock: (continued)
The table below reconciles the components of the Preferred Stock and the Purchased Options to the accompanying consolidated balance sheets:

	December 31,	December 31,
	2009	2008
Hillman Investment Company Class A Preferred Stock	$57,282	$57,344
Purchased Options — Hillman Investment Company Class A Preferred Stock	2,188	2,254
Accumulated and unpaid dividends	51,982	40,548

Total mandatorily redeemable preferred stock	$111,452	$100,146

Purchased Options — Hillman Companies, Inc. Class A Preferred Stock	$3,135	$3,230
Accumulated and unpaid dividends	3,482	2,786

Total management purchased preferred options	$6,617	$6,016

2006 Equity Issuance:
On July 31, 2006, an executive of the Company purchased 88 shares of Class A Preferred Stock for $88.0, 62 shares of Hillman Investment Company Class A Preferred Stock for $62.0 and 4.396 shares of Class A Common Stock for $10.0. In connection with the equity purchase, the executive entered into an ESA similar in terms to the existing management shareholders ESA.
Under the terms of the ESA, the executive has the right to put the Class A Preferred Stock, the Hillman Investment Company Class A Preferred Stock and the Class A Common Stock back to the Company at fair value if employment is terminated for other than cause. If terminated for cause, the shares can be put back to the Company for the lower of cost or the fair value. As discussed above, the put feature embedded in the Class A Preferred Stock and the Class A Common Stock requires classification outside permanent equity. Accordingly, the Class A Preferred Stock and the Class A Common Stock were classified between liabilities and stockholder’s equity in the accompanying Consolidated Balance Sheet.
The 62 shares of Hillman Investment Company Class A Preferred Stock were mandatorily redeemable on March 31, 2028, and were classified as a liability in the accompanying consolidated balance sheets.
This executive put back to the Company all of the securities from the 2006 Equity Issuance. See the 2009 Equity Redemptions section for details.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
13. Common and Preferred Stock: (continued)
2009 Equity Redemptions:
On October 13, 2009, a former executive of the Company exercised his right to redeem certain securities of the Company and the Hillman Investment Company in accordance with the ESA dated March 31, 2004. Under the terms of the ESA, the former executive put back to the Company 11.93 shares of Class A Common Stock for $32.4, 29.44 shares of Class B Common Stock for $80.1, 281.42 preferred options for Class A Preferred Stock for $228.9, and 114.71 purchased options for Class A Preferred Stock for $188.2. In addition, the former executive put back to the Company 196.34 preferred options for Class A Preferred Stock in Hillman Investment Company for $150.7 and 80.03 purchased options for Class A Preferred Stock in Hillman Investment Company for $127.7.
On November 20, 2009, a former executive of the Company exercised his right to redeem certain securities of the Company and the Hillman Investment Company in accordance with the ESA dated July 31, 2006. Under the terms of the ESA, the former executive put back to the Company 4.396 shares of Class A Common Stock for $22.8, 88.0 shares of Class A Preferred Stock for $127.2, 30.385 common options for Class B Common Stock for $94.8, and 62.0 shares of Hillman Investment Company Class A Preferred Stock for $88.2.
14. Stock-Based Compensation:
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
The stock options issued under the Common Option Plan are accounted for in a manner consistent with the underlying security. Therefore, the Class B Common Stock Options are adjusted to the fair value of the Class B Common shares less the strike price of the Class B Common shares adjusted for the proportion of employee service.
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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
14. Stock-Based Compensation: (continued)
On October 13, 2009, a former executive of the Company exercised his right to redeem certain securities of the Company and the Hillman Investment Company in accordance with the ESA dated March 31, 2004. Under the terms of the ESA, the former executive put back to the Company 281.42 preferred options for Class A Preferred Stock for $228.9 and 196.34 preferred options for Class A Preferred Stock in Hillman Investment Company for $150.7. There have been no other grants, forfeitures or exercise of the Preferred Options since March 31, 2004.
Upon resignation from the Company after the third anniversary of grant, termination by the Company without cause, death or disability, or retirement at age 61, the holder of the Preferred Options has a put right on the vested securities at a price equal to fair value less any option exercise price payable. Accounting guidance required that stock-based compensation awards are classified as liabilities if the underlying security is classified as a liability. Therefore, the Preferred Options are treated as liability classified awards.
Accounting guidance allows nonpublic entities, such as the Company, to make a policy decision as to whether to measure its liability awards at fair value or intrinsic value. Management has determined the lack of an active market, trading restrictions and absence of any trading history preclude the reasonable estimate of fair value. Regardless of the valuation method selected, a nonpublic entity is required to re-measure its liabilities under share based payment awards at each reporting date until settlement. Accordingly, the Company has elected to use the intrinsic value method to value the Preferred Options at the end of each reporting period pro-rated for the portion of the service period rendered. Compensation expense of $3,311, $3,501, and $3,637 was recognized in the accompanying consolidated statements of operations for the years ended December 31, 2009, 2008, and 2007, respectively.
At December 31, 2009, the aggregate intrinsic value of the outstanding Preferred Options was $14,150, and the intrinsic value of the exercisable Preferred Options was $14,150. The value of the Preferred Options is included under other non-current liabilities on the accompanying consolidated balance sheets.
Class B Shares:
The outstanding shares of Class B Common Stock are subject to vesting over 5 years with 20% of the shares vesting on each anniversary of the Merger Transaction. Vested shares of the Class B Common Stock can be put back to the Company at fair value upon termination. Unvested shares of the Class B Common Stock are puttable at the lesser of fair value or cost. Accordingly, the value of the Class B common shares is adjusted at each balance sheet date to fair value for the proportion of consideration received in the form of employee service plus an amount equal to the lesser of fair value or original cost for the proportion of the Class B common shares for which employee service has not been recognized. The proportion of consideration recognized is based on the percentage of employee services for each of the 5 vesting periods. On a weighted average basis, the proportion of service deemed to have been earned for the Class B Common Shares was 100.0% at December 31, 2009.
There have been no grants or forfeitures of shares of Class B Common Stock since the Merger Transaction. At December 31, 2009, there were 970.6 Class B Common shares vested with a fair value of $5,453.8 per share. Compensation expense (income) of $4,746, ($1,036), and $1,635 was recorded in the accompanying consolidated statements of operations for the years ended December 31, 2009, 2008, and 2007, respectively.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
15. Derivatives and Hedging:
The Company uses derivative financial instruments to manage its exposures to interest rate fluctuations on its floating rate senior debt. The Company measures those instruments at fair value and recognizes changes in the fair value of derivatives in earnings in the period of change, unless the derivative qualifies as an effective hedge that offsets certain exposures.
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
The 2008 Swap was designated as a cash flow hedge, and the fair value at December 31, 2009 was $(1,161), net of $733 in taxes. The 2008 Swap was reported on the consolidated balance sheet in other non-current liabilities with a related deferred charge recorded as a component of other comprehensive income in shareholders’ equity.
16. Fair Value Measurements:
On January 1, 2008, the Company adopted the guidance that applies to all assets and liabilities that are being measured and reported on a fair value basis. The guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. Assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

Level 1:	Quoted market prices in active markets for identical assets or liabilities.

Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3:	Unobservable inputs reflecting the reporting entity’s own assumptions.
The accounting guidance establishes a hierarchy which requires an entity to maximize the use of quoted market prices and minimize the use of unobservable inputs. An asset or liability’s level is based on the lowest level of input that is significant to the fair value measurement.
The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the period, by level, within the fair value hierarchy:

	Fair Value Measurement
	at December 31, 2009
	Level 1	Level 2	Level 3	Total
Trading securities	$3,043	$—	$—	$3,043
Interest rate swaps	—	(1,894)	—	(1,894)
Fixed rate debt	—	(49,820)	—	(49,820)

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
For the year ended December 31, 2009, the unrealized gains on these securities of $254 were recorded as other income. An offsetting entry, for the same amount, increasing the deferred compensation liability and compensation expense within SG&A was also recorded.
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
The Company utilizes interest rate swap contracts to manage its targeted mix of fixed and floating rate debt, and these swaps are valued using observable benchmark rates at commonly quoted intervals for the full term of the swaps. The 2008 Swap was included in other non-current liabilities as of December 31, 2009 on the accompanying consolidated balance sheet.
Fixed rate debt represents the Subordinated Debt Issuance recorded in long-term debt. As of December 31, 2009, the estimated fair value of the Company’s fixed rate debt approximates the recorded value as determined in accordance with accounting guidance. The Company discounted the future cash flows of its subordinated debt based on borrowing rates for debt with similar terms and remaining maturities. The fair value estimate is made at a specific point in time, is subjective in nature, and involves uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimate.
17. Commitments and Contingencies:
The Company self insures its product liability, automotive, worker’s compensation and general liability losses up to $250 per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences in excess of $250 up to $35,000. The two risk areas involving the most significant accounting estimates are workers’ compensation and automotive liability. Actuarial valuations performed by the Company’s outside risk insurance expert, Insurance Services Office, Inc., were used to form the basis for workers’ compensation and automotive liability loss reserves. The actuary contemplated the Company’s specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes the liability of approximately $2,076 recorded for such risk insurance reserves is adequate as of December 31, 2009, but due to judgments inherent in the reserve estimate, it is possible the ultimate costs will differ from this estimate.
As of December 31, 2009, the Company has provided certain vendors and insurers letters of credit aggregating $5,487 related to its product purchases and insurance coverage of product liability, workers compensation and general liability.
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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
17. Commitments and Contingencies: (continued)
Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claim data and certain actuarial assumptions. The Company believes the liability of approximately $1,732 recorded for such risk insurance reserves is adequate as of December 31, 2009, but due to judgments inherent in the reserve estimation process it is possible the ultimate costs will differ from this estimate.
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
18. Statements of Cash Flows:
Supplemental disclosures of cash flow information are presented below:

	Year	Year	Year
	ended	ended	ended
	December 31,	December 31,	December 31,
	2009	2008	2007
Cash paid (refunded) during the period for:
Interest on junior subordinated debentures	$12,442	$12,231	$12,231

Interest	$14,043	$19,112	$26,117

Income taxes	$1,759	$985	$(17)

Non-cash investing activities:
Property and equipment purchased with capital lease	$27	$238	$15

Non-cash financing activities:
Increase in accrued dividends on preferred stock	$16,872	$15,142	$13,484

19. Quarterly Data (unaudited):

2009	Fourth	Third	Second	First
Net sales	$99,462	$122,673	$123,813	$112,213
Gross profit	51,785	65,093	62,704	53,937
Net (loss) income	(2,950)	2,290	1,920	(4,319)

2008	Fourth	Third	Second	First
Net sales	$113,469	$132,588	$129,070	$106,796
Gross profit	54,520	64,653	64,252	53,851
Net (loss) income	(2,606)	1,321	1,686	(3,354)

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
For the year ended December 31, 2009, the largest three customers accounted for 42.8% of sales and 55.0% of the year-end accounts receivable balance. For the year ended December 31, 2008, the largest three customers accounted for 40.7% of sales and 47.1% of the year-end accounts receivable balance. For the year ended December 31, 2007, the largest three customers accounted for 40.4% of sales and 42.0% of the year-end accounts receivable balance. No other customer accounted for more than 5.0% of the Company’s total sales in 2009, 2008 or 2007.
Concentration of credit risk with respect to purchases and trade payables are limited due to the large number of vendors comprising the Company’s vendor base, with dispersion across different industries and geographic areas. The Company’s largest vendor in terms of annual purchases accounted for 7.7% of the Company’s total purchases and 1.1% of the Company’s total trade payables on December 31, 2009.
21. Segment and Geographic Information:
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
The following geographic area data includes revenue based on product shipment destination for the years ended December 31 and long-lived assets based on physical location as of December 31:

	2009	2008	2007
Net sales
United States	$442,695	$467,925	$429,627
Canada	4,479	4,241	7,289
Mexico	4,980	3,416	2,523
Other	6,007	6,341	6,189

Consolidated net sales	$458,161	$481,923	$445,628

Long-lived assets:
United States	$466,737	$477,855	$489,234
Canada	249	311	509
Mexico	—	55	—
Other	—	—	—

Consolidated long-lived assets	$466,986	$478,221	$489,743

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
21. Segment and Geographic Information: (continued)

	As of	As of	As of
	December 31,	December 31,	December 31,
	2009	2008	2007
Cash & cash equivalents
United States	$16,801	$6,775	$11,080
Canada	250	234	288
Mexico	113	124	551
Other	—	—	—

Consolidated cash & cash equivalents	$17,164	$7,133	$11,919

Following is revenue based on products for the Company’s significant product categories:

	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
Net sales
Keys	$78,012	$80,754	$79,370
Engraving	35,518	40,945	39,158
Letters, numbers and signs	34,287	34,671	37,711
Fasteners	253,704	261,646	230,857
Threaded rod	30,118	37,145	30,693
Code cutter	3,353	4,934	5,149
Builders hardware	3,832	1,606	2,578
Other	19,337	20,222	20,112

Consolidated net sales	$458,161	$481,923	$445,628

22. Subsequent Events:
The Company’s management has evaluated potential subsequent events for recording and disclosure in this Annual Report on Form 10-K for the year ended December 31, 2009. There were no items requiring disclosure.

Financial Statement Schedule:
Schedule II — VALUATION ACCOUNTS
(dollars in thousands)

	Deducted From Assets in Balance Sheet
			Allowance for
	Allowance for		Obsolete/
	Doubtful		Excess
	Accounts		Inventory
Ending Balance — December 31, 2006	$369		$4,642

Additions charged to cost and expense	200		230
Additions from acquired company	124		1,629

Deductions due to:
Others	96	(A)	337	(A)

Ending Balance — December 31, 2007	597		6,164

Additions charged to cost and expense	40		381
Deductions from acquired company	—		(191)

Deductions due to:
Others	93	(A)	266	(A)

Ending Balance — December 31, 2008	544		6,088

Additions charged to cost and expense	345		1,530

Deductions due to:
Others	375	(A)	473	(A)

Ending Balance — December 31, 2009	$514		$7,145

Notes:

(A)	Includes write-off of accounts receivable (net of bad debt recoveries) and inventories.

Item 9 — Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A — Controls and Procedures.
Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, which included the matters discussed below, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this Report (December 31, 2009), in ensuring that material information relating to The Hillman Companies, Inc. required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2009, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on such evaluation, management has concluded that internal control over financial reporting is effective as of December 31, 2009. Management’s report on internal control over financial reporting is set forth above under the heading, “Report of Management on Internal Control Over Financial Reporting” in Item 8 of this annual report on Form 10-K.

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
Changes in Internal Control over Financial Reporting.
During the quarter ended December 31, 2009, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Directors

Principal Occupation; Five-Year
Name and Age	Employment; Other Directorships
Andrew W. Code (51)	Chairman of The Hillman Companies, Inc. since April 27, 2009. Mr. Code has been a general partner of CHS Management Limited Partnership (“CHS Management”) and a general partner of Code Hennessy & Simmons Limited Partnership (“CHS”) since August 1988. Mr. Code is on the Boards of Pool Corporation and Woodstream Corp.

Peter M. Gotsch (45)	From March 31, 2004 to April 26, 2009, Mr. Gotsch was Chairman of The Hillman Companies, Inc., Cincinnati, Ohio. Mr. Gotsch has been a general partner of Ellipse Capital LLC since June 2008. Mr. Gotsch had been a member of Code Hennessy & Simmons LLC since 1997 and employed by its affiliates since 1989. Mr. Gotsch presently serves on the Board of Beacon Roofing Supply, Inc. and the Board of Houston Wire & Cable Company.

Maurice P. Andrien, Jr. (68)	From September 2001 to March 2004, Mr. Andrien was Chairman of The Hillman Companies, Inc., Cincinnati, Ohio. From April 1999 to November 2001, Mr. Andrien was President and Chief Executive Officer of SunSource Inc., the predecessor of the Company. Mr. Andrien presently serves on the Boards of State Industrial Products, Inc., Cogniscape LLC and Kaba Holding AG.

Max W. Hillman (63)	President and Chief Executive Officer of The Hillman Companies, Inc., Chief Executive Officer of The Hillman Group, Inc., Cincinnati, Ohio. From April 2000 to November 2001, Mr. Hillman was Co-Chief Executive Officer of The Hillman Group, Inc. Mr. Hillman presently serves on the Boards of State Industrial Products, Inc., Sunsource Technology Services Inc. and Woodstream Corp.

Principal Occupation; Five-Year
Name and Age	Employment; Other Directorships
Larry Wilton (62)	Mr. Wilton has been CEO of United Plastics Group since 2007 and he was CEO of Compass Home Inc. from 2004 to 2005. From 1996 to 2002, Mr. Wilton was President and CEO of Philips Lamps NAFTA. From 1994 to 1996, Mr. Wilton was Executive Vice President of Philips Lighting United States and Canada. From 1999 to 2002, Mr. Wilton served on the Philips NV Lamps Board of Directors.

Shael J. Dolman (38)	Mr. Dolman is a Director at the private equity arm of the Ontario Teachers Pension Plan (“OTPP”). Mr. Dolman joined OTPP in 1997 after working in Commercial and Corporate Banking at a Canadian chartered bank. He is a director of ALH Holding, Inc and Easton-Bell Sports, Inc.
All directors hold office until their successors are duly elected and qualified.
In considering each director and the composition of the board of directors as a whole, the board of directors utilizes a diverse group of experiences, characteristics, attributes and skills that the board of directors believes enables a director to make a significant contribution to the board of directors, the Company and our shareholders. These experiences, characteristics, attributes and skills, which are more fully described below, include, but are not limited to, management experience, independence, financial expertise and experience serving as directors of other entities. The board of directors may also consider such other experiences, characteristics, attributes and skills, as it deems appropriate, given the then-current needs of the board of directors and the Company. The board of directors also considered the specific experience and skills described below.
Mr. Code’s and Mr. Gotsch’s qualifications to sit on our board of directors include their positions with CHS and its affiliates, which is a majority holder of our Class A Common Stock. In addition, Messrs. Code and Gotsch have extensive experience serving as members of the board of directors of other companies.
Mr. Andrien’s qualifications to sit on our board of directors include his long affiliation with the Company, including his service as President and Chief Executive Officer of SunSource Inc., the predecessor of the Company.
Mr. Hillman’s qualifications to sit on our board of directors include his role as President and Chief Executive Officer of the Company and formerly Co-Chief Executive Officer of the Hillman Group, prior to the Merger Transaction.
Mr. Wilton’s qualifications to sit on our board of directors include his experience as president and chief executive officer and his service on the board of directors of other entities.
Mr. Dolman’s qualifications to sit on our board of directors include his service as director of OTPP, the sole holder of our Class C Common Stock as well as his service on the board of directors of other entities.

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
The Company does not have a nominating committee, but it does have a compensation committee. The board of directors believes that it is not necessary to utilize a nominating committee. Director nominees for the Company are selected by the board of directors following receipt of recommendations of potential candidates from the Chairman of the Board of the Company. The board of directors is not limited by the recommendation of the Chairman and may select other nominees. There is no charter setting forth these procedures and the board of directors has no policy regarding the consideration of any director candidates recommended by shareholders. While the board of directors does not have a formal policy on diversity, it will consider issues of diversity, including diversity of gender, race and national origin, education, professional experiences and differences in viewpoints and skills when filling vacancies on the board of directors.
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
Risk Oversight and Board Structure
The board of directors executes its oversight responsibility for risk management directly and through its audit committee and compensation committee. The audit committee has primary authority overseeing the Company’s risk management activities. The audit committee’s meeting agendas include discussions of individual risk areas throughout the year, as well as an annual summary of the risk management process.
Performance-Based Compensation and Risk
The compensation committee considers, in establishing and reviewing the executive compensation program, whether the program encourages unnecessary or excessive risk taking and has concluded that it does not. Base salaries are fixed in amount and thus do not encourage risk taking. The compensation committee believes that the bonus program appropriately balances risk and the desire to focus executives on specific short-term goals important to the Company’s success, and that it does not encourage unnecessary or excessive risk taking.
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

The executive officers of the Company (including the executive officers of The Hillman Group, Inc.) are set forth below:
Executive Officers

Position with the Company;
Name and Age	Five-year Employment History
Max W. Hillman (63)	President and Chief Executive Officer of The Hillman Companies, Inc., Chief Executive Officer of The Hillman Group, Inc., Cincinnati, Ohio. See page 79 for five-year employment history. Mr. Hillman is the brother of Richard P. Hillman.

Richard P. Hillman (61)	President of The Hillman Group, Inc., Cincinnati, Ohio. Mr. Hillman has held such position since 1991. Mr. Hillman is the brother of Max W. Hillman.

James P. Waters (48)	Chief Financial Officer and Secretary of The Hillman Companies, Inc., Cincinnati, Ohio and Vice President, Chief Financial Officer and Secretary of The Hillman Group, Inc., Cincinnati, Ohio. From September 1999 to November 2001, Mr. Waters was Vice President and Chief Financial Officer of The Hillman Group, Inc.

George L. Heredia (51)	Senior Vice President of Engraving for The Hillman Group, Inc., Tempe, Arizona. Mr. Heredia has held various executive positions since April 2000. Prior to April 2000, Mr. Heredia had held the positions of Senior Vice President of Marketing and Senior Vice President of Operations for Axxess Technologies, Inc.

Ali Fartaj (42)	Senior Vice President of Operations for The Hillman Group, Inc., Cincinnati, Ohio since January 2008. From 2006 to 2008, Mr. Fartaj was a Principal with AMF Partners. From 1999 to 2006, Mr. Fartaj was with Thomas & Betts Corporation, most recently as Vice President of Global Logistics and Transportation.
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
Components of Total Compensation
Compensation packages in 2009 for the Company’s NEOs were comprised of the following four primary components:
•	Annual base salary;

•	Performance based cash bonuses, determined on an annual basis;

•	Benefits, which consist primarily of health and welfare benefits and retirement benefits under its Defined Contribution Plan and its Deferred Compensation Plan; and

•	Perquisites to certain NEOs, including reimbursements in connection with the lease or purchase of an automobile and reimbursement of country club dues.
Establishing Compensation Levels
Role of the Compensation Committee and Management
The Compensation Committee is comprised of: Andrew Code, Shael Dolman and Peter Gotsch. The Compensation Committee meets annually to review base salary adjustments, bonus plans and any incentive stock or option awards. The Compensation Committee also reviews the compensation package for all new executive hires.
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

Determination of NEO Compensation
The Compensation Committee established 2009 compensation for the CEO based on market data and compensation of CEOs at companies of similar size and complexity. The types of market data examined by the Compensation Committee, in making this determination, were surveys from the Profit Planning Group and market studies by Employee Research Association of Cincinnati and the National Association of Manufacturers.
Compensation for the year ended December 31, 2009 for James Waters, Richard Hillman, George Heredia and Ali Fartaj was based on the recommendations of the CEO to the Compensation Committee. The CEO considered performance during the previous year, if applicable, as well as market data.
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
The following NEOs of the Company, pursuant to employment agreements entered into in March 2004 and amended effective December 2008, are eligible to receive base salaries as follows: Max Hillman - $425,000; James Waters — $220,000; and Richard Hillman — $290,000. The base salaries above are adjusted on an annual basis as determined by the Compensation Committee.
During 2009, the Compensation Committee did not award base salary increases to Max Hillman, Rick Hillman, Ali Fartaj or George Heredia because of a company wide salary freeze initiated following the financial crisis and recession which continues to persist. Following the recommendations made by Max Hillman, the Company’s CEO, James Waters was awarded a salary of $250,000, an increase of approximately 13.7% from 2008, as a result of additional management responsibilities.
The base salary amounts were determined as part of the total compensation paid to each NEO and were not considered, by themselves, as fully compensating the NEOs for their service to the Company.
Performance Based Bonuses
Annual Performance Based Bonus (“PBB”) targets are established by the CEO and approved by the Compensation Committee and the Board of Directors. Generally, the higher the level of responsibility of the executive within the Company, the greater the portion of that executive’s targeted bonus compensation. In 2009 bonus objectives for all executives were based on four criteria relating to the Company’s performance; 30% on EBITDA, 30% on gross margin, 30% on debt leverage and 10% on corporate safety goals.
In addition to the above, pursuant to employment agreements the Company has with certain of its NEOs, each NEO is eligible to receive an annual bonus up to a specified amount of his/her annual salary. For example, the following NEOs are eligible to receive bonus payments up to the following amounts: Max Hillman — 130 percent of base salary; James Waters — 70 percent of base salary; and Richard Hillman — 80 percent of base salary. The remaining NEOs are awarded bonuses by the Compensation Committee, after considering the recommendations of the Company’s CEO based on the factors noted above. During 2009, the Company awarded bonuses to its NEOs that ranged in value from 49 percent to 87 percent of the base salary awarded to each NEO. In actual dollars and in percentage terms, these awards were higher than awards made in 2008 for all of the NEOs primarily as a result of

Hillman’s increases in EBITDA and gross margin, improvement in safety and a significant reduction in debt leverage levels.
During 2009, the Compensation Committee, in its discretion, awarded Max Hillman a 2009 bonus of $368,900 an increase of approximately 78 percent from 2008 as a result of his overall leadership and strategic oversight of the Company during difficult economic conditions. This bonus represented 86.8% of Mr. Hillman’s base salary for 2009.
In addition, following the recommendations made by the CEO, bonuses were awarded to its NEOs as follows:
•	James Waters was awarded a bonus of $175,000, which represents approximately 73.7% of his base salary and is an increase of approximately 203 percent from 2008;

•	Richard Hillman was awarded a bonus of $162,400, which represents 56% of his base salary and is an increase of approximately 87 percent from 2008;

•	George Heredia was awarded a bonus of $119,070, which represents 49% of his base salary and is an increase of approximately 132 percent from 2008; and

•	Ali Fartaj was awarded a bonus of $157,500, which represents 70% of his base salary and is an increase of approximately 112 percent from 2008.
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
The Common Option Plan is administered by the Compensation Committee of the Board. All of the Company’s executive officers are eligible to participate in the Common Option Plan. The Compensation Committee determines to whom to grant options as well as the term of each option, provided that the exercise period may not exceed ten years from date of grant. There were no option grants to the named executive officers for the year ended December 31, 2009.
Outstanding options granted in accordance with the Common Option Plan vest immediately upon a change in control.

Defined Contribution Plan
The Company’s NEOs and certain other employees are covered under a profit-sharing and retirement savings plan (“Defined Contribution Plan”). The plan provides for a matching contribution for eligible employees of 50% of each dollar contributed by the employee up to 6% of the employee’s compensation. In addition, the plan provides an annual contribution in amounts authorized by the Board, subject to the terms and conditions of the plan. The matching contribution for all eligible employees was reduced to 25% of each dollar contributed in February 2009 but subsequently reinstated at the 50% level in July 2009.
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
Executive Securities Agreement
In connection with the CHS Merger, Max W. Hillman, Richard P. Hillman, James P. Waters and George L. Heredia entered into the Executive Securities Agreement (the “ESA”) which sets forth the terms under which the named executives may purchase, exchange or cancel the Company’s equity securities. In addition, the ESA is the grant instrument for the Company’s Class A Preferred Options and The Hillman Investment Company Class A Preferred Options (“Preferred Options”). The Preferred Options vest 20% per year over a five year period and expire on March 31, 2014. Under the terms of the ESA, if employment is terminated for other than cause, the security holder has the option to put the security or vested portion of the Preferred Options back to the Company at fair value. If terminated for cause, securities can be put back to the Company at the lower of cost or fair value. The Company also has the option to call the securities at the fair value if employment is terminated.

Compensation Committee Report
February 19, 2010
The Committee, together with Hillman’s board of directors, determines compensation for executive officers based upon recommendations from Hillman’s CEO and oversees the Company’s Amended Stock Option Plan. The Committee currently consists of Andrew Code, Peter Gotsch and Shael Dolman.
Based on the Compensation Committee’s deliberations and discussions with management, the Compensation Committee recommends that the Board of Directors include the Compensation Discussion and Analysis in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 for filing with the Securities and Exchange Commission.
Respectfully Submitted,
The Compensation Committee
Andrew Code
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

Summary Compensation Table
The following table sets forth compensation that the Company paid during the year ended December 31, 2009, to its principal executive officer, principal financial officer and each of the three highest paid executive officers of the Company (collectively, the “NEOs”) in each capacity in which each NEO served. Certain of the NEOs served as both officers and directors.

					Change in
					Pension
					Value and
					Nonqualified
					Deferred
Name and				Option	Compensation	All Other
Principal Position	Year	Salary(1)	Bonus(2)	Awards (3)	Earnings (4)	Compensation		Total
Max W. Hillman	2009	425,000	368,900	—	—	28,592	(5)	822,492
President and CEO	2008	424,182	207,506	—	—	36,503	(6)	668,191
The Hillman Companies, Inc.	2007	413,284	185,468	—	—	35,041	(7)	633,793

James P. Waters	2009	237,308	175,000	—	—	8,298	(8)	420,606
CFO and Secretary	2008	218,615	57,750	—	—	11,429	(9)	287,794
The Hillman Companies, Inc.	2007	201,477	48,225	—	—	9,383	(10)	259,085

Richard P. Hillman	2009	290,000	162,400	—	—	6,825	(11)	459,225
President	2008	289,231	87,000	—	—	13,228	(12)	389,459
The Hillman Group, Inc.	2007	279,231	74,622	—	—	14,359	(13)	368,212

George L. Heredia	2009	243,000	119,070	—	—	15,058	(14)	377,128
Senior VP of Engraving	2008	242,615	51,231	—	—	16,150	(15)	309,996
The Hillman Group, Inc.	2007	237,462	44,527	—	—	16,286	(16)	298,275

Ali Fartaj	2009	225,000	157,500	—	—	173,940	(17)	556,440
Senior VP of Operations	2008	216,346	74,260	6,000	—	13,863	(18)	310,469
The Hillman Group, Inc.	2007	—	—	—	—	—	(19)	—

(1)	Represents base salary including any deferral of salary into the Hillman Nonqualified Deferred Compensation Plan.

(2)	Represents earned bonus for services rendered in each year.

(3)	In connection with the 2004 acquisition by CHS, Max W. Hillman, James P. Waters, Richard P. Hillman and George L. Heredia were issued options to purchase Class A Preferred Stock and shares of Class A Preferred Stock in Hillman Investment Company. The options were issued with a strike price equal to the fair value of the underlying securities. The option awards are classified as liability based awards, and accordingly, no compensation would have been recognized under SFAS 123R.

In June 2008, Ali Fartaj was issued 50 options to purchase shares of the Company’s Class B Common Shares. The Class B Common Options were issued with a strike price equal to the fair value at the date of grant which was $6,000.

(4)	There were no above market earnings in the Hillman Nonqualified Deferred Compensation Plan for the NEO’s.

(5)	Includes employer matching contributions to the Hillman Retirement Savings and 401(k) Plan of $3,746, reimbursement of country club dues of $12,246 and car allowance of $12,600.

(6)	Includes employer matching contributions to the Hillman Retirement Savings and 401(k) Plan of $6,971, employer matching contributions to the Hillman Nonqualified Deferred Compensation Plan of $2,500, reimbursement of country club dues of $14,432 and car allowance of $12,600.

(7)	Includes employer matching contributions to the Hillman Retirement Savings and 401(k) Plan of $8,941, employer matching contributions to the Hillman Nonqualified Deferred Compensation Plan of $2,500, reimbursement of country club dues of $11,000 and car allowance of $12,600.

(8)	Includes employer matching contributions to the Hillman Retirement Savings and 401(k) Plan of $5,559, employer matching contributions to the Hillman Nonqualified Deferred Compensation Plan of $1,971 and personal use of Company owned vehicles of $768.

(9)	Includes employer matching contributions to the Hillman Retirement Savings and 401(k) Plan of $6,334, employer matching contributions to the Hillman Nonqualified Deferred Compensation Plan of $2,500 and personal use of Company owned vehicles of $2,595.

(10)	Includes employer matching contributions to the Hillman Retirement Savings and 401(k) Plan of $6,271, employer matching contributions to the Hillman Nonqualified Deferred Compensation Plan of $2,500 and personal use of Company owned vehicles of $612.

(11)	Includes employer matching contributions to the Hillman Retirement Savings and 401(k) Plan of $4,056, employer matching contributions to the Hillman Nonqualified Deferred Compensation Plan of $1,971 and personal use of Company owned vehicles of $798.

(12)	Includes employer matching contributions to the Hillman Retirement Savings and 401(k) Plan of $7,173, employer matching contributions to the Hillman Nonqualified Deferred Compensation Plan of $2,500 and personal use of Company owned vehicles of $3,555.

(13)	Includes employer matching contributions to the Hillman Retirement Savings and 401(k) Plan of $9,283, employer matching contributions to the Hillman Nonqualified Deferred Compensation Plan of $2,500 and personal use of Company owned vehicles of $2,576.

(14)	Includes employer matching contributions to the Hillman Retirement Savings and 401(k) Plan of $6,658 and car allowance of $8,400.

(15)	Includes employer matching contributions to the Hillman Retirement Savings and 401(k) Plan of $7,750 and car allowance of $8,400.

(16)	Includes employer matching contributions to the Hillman Retirement Savings and 401(k) Plan of $5,386, employer matching contributions to the Hillman Nonqualified Deferred Compensation Plan of $2,500, and car allowance of $8,400.

(17)	Includes employer matching contributions to the Hillman Retirement Savings and 401(k) Plan of $3,469, employer matching contributions to the Hillman Nonqualified Deferred Compensation Plan of $1,464, a car allowance of $7,200 and $161,807 for reimbursement of expenses incurred relative to the sale of his home and relocation to Cincinnati.

(18)	Includes employer matching contributions to the Hillman Retirement Savings and 401(k) Plan of $4,439, employer matching contributions to the Hillman Nonqualified Deferred Compensation Plan of $2,500 and a car allowance of $6,924.

(19)	Mr. Fartaj joined the Company on January 6, 2008 as Senior Vice of Operations. As a result, no compensation information is included for the year ended December 31, 2007.
Grants of Plan-Based Award Tables
There were no option grants to the named executive officers for the year ended December 31, 2009.

All Other
Option
		Awards;		Grant Date
		Number of	Exercise or	Fair Value
		Securities	Base Price	of Stock and
		Underlying	of Option	Option
Name	Grant Date	Options	Awards	Awards
Max W. Hillman	—	—	—	—
James P. Waters	—	—	—	—
Richard P. Hillman	—	—	—	—
George L. Heredia	—	—	—	—
Ali Fartaj	—	—	—	—

Outstanding Equity Awards at Fiscal Year-End
The following table sets forth the number of unexercised options held by the NEOs at December 31, 2009. The NEOs have never been granted stock awards, so these columns have been omitted from the table.

Option Awards
					Equity
					Incentive
					Plan Awards:
	Number of		Number of		Number of
	Securities		Securities		Securities
	Underlying		Underlying		Underlying
	Unexercised		Unexercised		Unexercised	Option	Option
	Options		Options		Unearned	Exercise	Expiration
Name	Exercisable		Unexercisable		Options	Price	Date
(a)	(b)		(c)		(d)	(e)	(f)
Max W. Hillman	3,247	(1)	—	(1)	—	$1,000	03/31/2014
	2,265	(2)	—	(2)	—	$1,000	03/31/2014
James P. Waters	683	(1)	—	(1)	—	$1,000	03/31/2014
	476	(2)	—	(2)	—	$1,000	03/31/2014
Richard P. Hillman	1,389	(1)	—	(1)	—	$1,000	03/31/2014
	969	(2)	—	(2)	—	$1,000	03/31/2014
George L. Heredia	717	(1)	—	(1)	—	$1,000	03/31/2014
	500	(2)	—	(2)	—	$1,000	03/31/2014
Ali Fartaj	—	(3)	50	(3)	—	$6,000	06/30/2018

(1)	Class A Preferred Options of the Company.

(2)	Class A Preferred Options of The Hillman Investment Company, a wholly-owned subsidiary of the Company.

(3)	Class B Common Shares were granted under the 2004 Stock Option Plan (“Common Option Plan”) following Board and shareholder approval. Grants under the Common Option Plan consist of non-qualified stock options for the purchase of Class B Common Shares and vest 100% on the second anniversary of the date of grant.
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
Option Exercises and Stock Vested
There were no options exercised by the NEOs for the year ended December 31, 2009.

Nonqualified Deferred Compensation
All executives and certain senior managers are eligible to participate in the Hillman Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan allows eligible employees to defer up to 100% of their annual base salary and bonus. The Company contributes a matching contribution of 25% on the first $10,000 of salary and bonus deferrals. The matching contribution was reduced to 12.5% of each dollar contributed in February 2009 but was subsequently reinstated at the 25% level in July 2009.
The following table sets forth activity in the Hillman Non-Qualified Deferred Compensation Plan for the NEOs for the year ended December 31, 2009:

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions	Contributions	Earnings	Withdrawals/	Balance at
Name	in Last FY (1)	in Last FY (2)	in Last FY (3)	Distributions	Last FYE
Max W. Hillman	$—	$—	$180,204	$(1,538,749)	$1,820,863
James P. Waters	$29,705	$1,971	$18,120	$—	$144,590
Richard P. Hillman	$31,899	$1,971	$55,903	$—	$376,610
George L. Heredia	$—	$—	$—	$—	$—
Ali Fartaj	$7,426	$1,464	$5,864	$—	$24,563

(1)	Executive Contributions represent the deferral of Base Salary and Bonuses and are also included in the Summary Compensation Table in the Salary column.

(2)	The amounts in this column are also included in the Summary Compensation Table in the all other compensation column.

(3)	Earnings in the deferred compensation plan are excluded from the base salary and bonus reported in the Summary Compensation Table.
Severance and Change in Control Arrangements
The Company has the following severance or change in control arrangements for the following NEOs pursuant to the terms of their employment agreements. After the third anniversary from the date of grant and upon resignation from the Company, termination without cause, death, disability, or retirement at the age of 61, NEO’s who hold Preferred Options have put rights on the vested securities at a price equal to the fair value less any option exercise price payable. The Company does not have employment agreements with Messrs. Heredia or Fartaj. The above severance and change in control provisions are for each of the NEOs, including Messrs. Heredia and Fartaj, and are in addition to the provisions noted below in the employment agreements for Messrs. Hillman, Waters and Hillman.
Employment Contracts, Termination of Employment and Change-in-Control Arrangements
Max W. Hillman, President and Chief Executive Officer
Max W. Hillman entered into a four-year employment agreement with the Company effective as of the merger with CHS on March 31, 2004, which was amended on December 21, 2008 and became effective March 31, 2008. The amended employment agreement is for an initial period of three years beginning March 31, 2008 and on a year-to-year basis after the initial term, unless this agreement is terminated earlier or not renewed. The amended agreement provides for an initial annual base salary of $425,000, 2009 cash bonus compensation in accordance with performance targets established in January 2009 by the Company’s Board of Directors, and subsequent annual bonuses of up to 130% of the then current base salary for the remainder of the term, subject to the achievement of certain performance targets determined by the Board of Directors each calendar year. During the term of the amended employment agreement, Mr. Hillman is eligible to participate in the Company’s 401(k) Plan and Deferred Compensation Plan. Mr. Hillman’s amended employment agreement contains non-compete covenants for one year and non-solicitation covenants for two years following termination of employment with the Company.
If Mr. Hillman is terminated without cause or if he resigns with good reason, during the initial term of the amended employment agreement, then the Company is required to pay

Mr. Hillman his then current base salary and an amount equal to the greater of the annual average bonus paid during the last three years or the bonus paid during the most recent year (the “Termination Bonus Amount”). In addition, Mr. Hillman would be entitled to health insurance continuation coverage for one year following the termination of his employment, and he would be eligible to participate in the Company’s group life and disability insurance programs under the same terms and conditions that apply to all employees at the Company’s expense. The aggregate value of the severance benefits that Mr. Hillman would receive, including the value of the health, life and disability insurance benefits, as of December 31, 2009, is $804,900. If Mr. Hillman is terminated without cause or if he resigns with good reason after the initial term of the amended employment agreement, he would receive the lump sum equivalent of his then current base salary and 50% of the Termination Bonus Amount. This amount, which includes the value of the health, life and disability insurance benefits, would be $609,450 if such amount were payable as of December 31, 2009. In either case, Mr. Hillman would also be entitled to health insurance continuation coverage for one year following the termination of his employment. In addition he would be eligible to participate in the Company’s group life and disability insurance programs under the same terms and conditions that apply to all employees at the Company’s expense.
In the event of a change in control, and within 90 days following the change in control, if Mr. Hillman is terminated without cause or Mr. Hillman resigns for good reason, then Mr. Hillman is entitled to receive a lump sum payment equal to the sum of his then current base salary and the Termination Bonus Amount. In addition, Mr. Hillman would be entitled to health insurance continuation coverage for one year following the termination of his employment, and he would be eligible to participate in the Company’s group life and disability insurance programs under the same terms and conditions that apply to all employees at the Company’s expense. The aggregate value of the severance benefits that Mr. Hillman would receive, including the value of the health, life and disability insurance benefits, as of December 31, 2009, is $804,900.
James P. Waters, Chief Financial Officer
James P. Waters entered into a two-year employment agreement with the Company effective as of the merger with CHS on March 31, 2004, which was amended on December 21, 2008 and became effective March 31, 2008. The amended employment agreement is for an initial period of three years beginning March 31, 2008 and on a year-to-year basis after the initial term, unless this agreement is terminated earlier or not renewed. The amended employment agreement provides for an initial annual base salary of $220,000, 2009 cash bonus compensation in accordance with performance targets established in January 2009 as established by the Company’s Chief Executive Officer and the Board of Directors, and subsequent annual bonuses of up to 70% of the then current base salary for the remainder of the term, subject to the achievement of certain performance targets determined by the Board of Directors each calendar year. During the term of the amended employment agreement, Mr. Waters will be eligible to participate in the Company’s 401(k) Plan and Deferred Compensation Plan. Mr. Waters’ amended employment agreement contains non-compete covenants for one year and non-solicitation covenants for two years following termination of employment with the Company.
If Mr. Waters is terminated without cause or if he resigns with good reason, during the initial term of the amended employment agreement, then the Company is required to pay Mr. Waters his then current base salary and an amount equal to the greater of the annual average bonus paid during the last three years or the bonus paid during the most recent year (the “Termination Bonus Amount”). In addition, Mr. Waters would be entitled to health insurance continuation coverage for one year following the termination of his employment, and he would be eligible to participate in the Company’s group life and disability insurance programs under the same terms and conditions that apply to all employees at the Company’s expense. The aggregate value of the severance benefits that Mr. Hillman would receive, including the value of the health, life and disability insurance benefits, as of December 31, 2009, is $436,000. If Mr. Waters is terminated without cause or if he resigns with good reason after the initial term of the amended employment agreement, he would receive the lump sum equivalent of his then current base salary and 50% of the Termination Bonus Amount. This amount, which includes the value of the health, life and disability insurance benefits, would be $337,500 if such amount were payable as of December 31, 2009. In either case, Mr. Waters would also be entitled to health insurance continuation coverage for one year following the termination of his employment. In addition he would be eligible to participate in the Company’s group life and disability insurance programs under the same terms and conditions that apply to all employees at the Company’s expense.
In the event of a change in control, and within 90 days following the change in control, if Mr. Waters is terminated without cause or Mr. Waters resigns for good reason, then Mr. Waters is entitled to receive a lump sum payment equal to the sum of his then current base salary and the Termination Bonus Amount. In addition, Mr. Waters would be entitled to health insurance continuation coverage for one year following the termination of his employment, and he would be eligible to participate in the Company’s group life and disability insurance programs under the same terms and conditions that apply to all employees at the Company’s expense. The aggregate value of the severance benefits that Mr. Waters would receive, including the value of the health, life and disability insurance benefits, as of December 31, 2009, is $436,000.
Richard P. Hillman, President of The Hillman Group, Inc.
Richard P. Hillman entered into a three-year employment agreement with the Company effective as of the merger with CHS on March 31, 2004, which was amended on December 21, 2008 and became effective March 31, 2008. The amended employment agreement is for an initial period of three years beginning March 31, 2008 and on a year-to-year basis after the initial term, unless this agreement is terminated earlier or not renewed. The amended employment agreement provides for an initial annual base salary of $290,000, 2009 cash bonus compensation in accordance with performance targets established in January 2009 by the Company’s Chief Executive Officer and the Board of Directors, and subsequent annual bonuses of up to 80% of his then current base salary for the remainder of the term, subject to the achievement of certain performance targets determined by the Board of Directors each calendar year. During the term of the amended employment agreement, Mr. Hillman will be eligible to participate in the Company’s 401(k) Plan and Deferred Compensation Plan. Mr. Hillman’s amended employment agreement contains non-compete covenants for one year and non-solicitation covenants for two years following termination of employment with the Company.
If Mr. Hillman is terminated without cause or if he resigns with good reason, during the initial term of the amended employment agreement, then the Company is required to pay Mr. Hillman his then current base salary and an amount equal to the greater of the annual average bonus paid during the last three years or the bonus paid during the most recent year (the “Termination Bonus Amount”). In addition, Mr. Hillman would be entitled to health insurance continuation coverage for one year following the termination of his employment, and he would be eligible to participate in the Company’s group life and disability insurance programs under the same terms and conditions that apply to all employees at the Company’s expense. The aggregate value of the severance benefits that Mr. Hillman would receive, including the value of the health, life and disability insurance benefits, as of December 31, 2009, is $463,400. If Mr. Hillman is terminated without cause or if he resigns with good reason after the initial term of the amended employment agreement, he would receive the lump sum equivalent of his then current base salary and 50% of the Termination Bonus Amount. This amount, which includes the value of the health, life and disability insurance benefits, would be $371,200 if such amount were payable as of December 31, 2009. In either case, Mr. Hillman would also be entitled to health insurance continuation coverage for one year following the termination of his employment. In addition he would be eligible to participate in the Company’s group life and disability insurance programs under the same terms and conditions that apply to all employees at the Company’s expense.
In the event of a change in control, and within 90 days following the change in control, if Mr. Hillman is terminated without cause or Mr. Hillman resigns for good reason, then Mr. Hillman is entitled to receive a lump sum payment equal to the sum of his then current base salary and the Termination Bonus Amount. In addition, Mr. Hillman would be entitled to health insurance continuation coverage for one year following the termination of his employment, and he would be eligible to participate in the Company’s group life and disability insurance programs under the same terms and conditions that apply to all employees at the Company’s expense. The aggregate value of the severance benefits that Mr. Hillman would receive, including the value of the health, life and disability insurance benefits, as of December 31, 2009, is $463,400.
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
Below is a table that shows the amounts that each NEO would receive upon (1) the death or disability of the NEO, (2) termination of the NEO for cause or the NEO’s resignation without good reason, (3) termination of the NEO without cause or the NEO’s resignation for good reason and (4) termination of the NEO as a result of a change in control.

		Termination	Termination	Termination
		by named	without cause	without cause
		executive	or	or
	Death or	officer for	resignation	resignation
	disability of	cause or	for good	for good	Termination
	named	resignation	reason	reason	as a result
	executive	without good	(during	(following	of a change
Name	officer	reason	initial term)	initial term)	in control
Max W. Hillman	$—	$—	$804,900	$609,450	$804,900
James P. Waters	$—	$—	$436,000	$337,500	$436,000
Richard P. Hillman	$—	$—	$463,400	$371,200	$463,400
George L. Heredia	$—	$—	$—	$—	$—
Ali Fartaj	$—	$—	$—	$—	$—

Director Compensation
The following table sets forth compensation that the Company paid during the year ended December 31, 2009, to its directors. The Company is a controlled company within the meaning of the NYSE Amex (formerly the American Stock Exchange) listing standards because affiliates of CHS own more than 50% of the outstanding shares of the Company’s common voting stock. Accordingly, the Company is exempt from the requirements of the NYSE Amex listing standards to maintain a majority of independent directors on the Company’s board of directors and to have a nominating committee and a compensation committee composed entirely of independent directors.

					Change in
					Pension
					Value and
	Fees			Non-Equity	Nonqualified
	Earned			Incentive	Deferred
	or Paid	Stock	Option	Plan	Compensation	All Other
Name	in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Peter M. Gotsch	$0	NA	NA	NA	$0	$0	$0
Maurice P. Andrien, Jr.	$29,500	NA	NA	NA	$0	$0	$29,500
Max W. Hillman (1)	$0	NA	NA	NA	$0	$0	$0
Andrew W. Code	$0	NA	NA	NA	$0	$0	$0
Larry Wilton	$29,500	NA	NA	NA	$0	$0	$29,500
Shael J. Dolman	$0	NA	NA	NA	$0	$0	$0

(1)	Mr. Hillman also serves as the Company’s Chief Executive Officer. The compensation awarded to him in this capacity is represented in the Summary Compensation Table. He is not compensated in his role as a Director.
Maurice P. Andrien, Jr. and Larry Wilton are entitled to receive $4,000 for each Board meeting attended, an annual retainer of $5,000 and $1,500 for each Board committee meeting attended. Mr. Andrien and Mr. Wilton each received $25,000 cash compensation for the year ended December 31, 2009 for attending meetings of the Board of Directors and $4,500 for attending meetings of the Audit Committee of the Board of Directors. The remaining members of the Board of Directors and related committees are employed and compensated by either CHS, OTPP, or the Company and were not compensated for their service on the Board during the year ended December 31, 2009. Directors do not receive any perquisites or other personal benefits from the Company.

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

	Class A Common		Class B Common		Class C Common				Class A Preferred
	Stock (1)		Stock (2)		Stock (3)		Total Common Stock (4)		Stock (5)
Name	Shares	Percent	Shares	Percent	Shares	Percent	Shares	Percent	Shares	Percent
5% Owners
Code Hennessy & Simmons IV LP 10 South Wacker Dr. Suite 3175 Chicago, IL 60606	4,904.9	79.10%	—	—	—	—	4,904.9	49.25%	46,869.4	49.25%
Ontario Teachers Pension Plan 5650 Yonge St. North York, Ontario M2M 4H5	—	—	—	—	2,787.1	100.00%	2,787.1	27.99%	26,632.3	27.99%
HarbourVest Partners VI — Direct Fund, L.P. One Financial Center 44th Floor Boston, MA 02111	871.0	14.05%	—	—	—	—	871.0	8.75%	8,322.6	8.75%
Directors and Executive Officers
Max W. Hillman	166.4	2.68%	343.4	35.39%	—	—	509.8	5.12%	4,565.9	4.80	%(6)
Richard P. Hillman	54.6	0.88%	144.6	14.90%	—	—	199.2	2.00%	1,953.7	2.05	%(7)
George L. Heredia	23.3	0.38%	73.9	7.61%	—	—	97.2	0.98%	1,007.8	1.06	%(8)
James P. Waters	23.9	0.38%	67.3	6.93%	—	—	91.2	0.92%	912.4	0.96	%(9)
Ali Fartaj	—	—	—	—	—	—	—	—	—	—
All Directors and Executive Officers as a Group (8 persons)	350.7	5.66%	874.2	90.1%	—	—	1,224.9	12.30%	11,770.2	12.37%

(1)	Each holder of Class A Common Stock is entitled at any time to convert any or all of the shares into an equal number of shares of Class C Common Stock.

(2)	Class B Common Stock has no voting rights.

(3)	Each holder of Class C Common Stock is entitled at any time to convert any or all of the shares into an equal number of shares of Class A Common Stock. Each share of Class C Common Stock is entitled to one vote provided that the aggregate voting power of Class C Common Stock (with respect to the election of directors) never exceeds 30%.

(4)	Total of all classes of Common Stock

(5)	Class A Preferred shares do not have voting rights.

(6)	Includes options to purchase 3,243.7 shares of Class A Preferred stock

(7)	Includes options to purchase 1,387.9 shares of Class A Preferred stock.

(8)	Includes options to purchase 716.0 shares of Class A Preferred stock.

(9)	Includes options to purchase 648.2 shares of Class A Preferred stock.

Item 13 – Certain Relationships and Related Transactions.
On March 31, 2004, the Company was acquired by affiliates of Code Hennessy & Simmons LLC (“CHS”). In connection with the CHS acquisition, the Company is obligated to pay management fees to a subsidiary of CHS in the amount of $57,962 per month and to pay transaction fees to a subsidiary of OTPP in the amount of $25,640 per month, plus out of pocket expenses, for each month commencing with the closing date of the Merger Transaction. The Company has paid management and transaction fees and expenses of $1,010,136, $1,042,951 and $1,023,334 to CHS and OTPP for the years ended December 31, 2009, 2008 and 2007, respectively.
Gregory Mann and Gabrielle Mann are employed by the All Points division of Hillman as President and Vice President, respectively. All Points leases an industrial warehouse and office facility from companies under the control of the Manns. The Company has recorded rental expense for the lease of this facility on an arms length basis in the amount of $311,339, $302,422 and $0 for the years ended December 31, 2009, 2008 and 2007, respectively.
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
Item 14 – Principal Accounting Fees and Services.
Audit Fees
Audit fees consist of fees billed for professional services rendered for the audit of the Company’s financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings. The aggregate fees billed by Grant Thornton LLP for the 2009 and 2008 audit were approximately $448,383 and $341,466, respectively.
Audit Related Fees
Audit related fees are fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not under “Audit Fees.” Grant Thornton LLP billed $8,254 for the year ended December 31, 2009 in connection with audit of the Hillman Group, Inc. Retirement Savings & Profit Sharing Plan financial statements and billed $27,463 for the year ended December 31, 2008 primarily in connection with reviews of the Company’s responses to comment letters from the SEC.
Tax Fees
Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. There have been no tax fees billed by Grant Thornton LLP.
All Other Fees
No other services were rendered by Grant Thornton LLP for 2009 or 2008.
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
2.1	Unit Repurchase Agreement by and among The Hillman Companies, Inc., SunSub Holdings LLC and GC-Sun Holdings, L.P. dated April 13, 2002. (6)(Exhibit 10.2)

2.2	Asset Purchase Agreement between Fastenal Company and The Hillman Group, Inc. dated October 3, 2002. (7)(Exhibit 10.3)

2.3	Agreement and Plan of Merger dated as of June 18, 2001 by and among Allied Capital Corporation, Allied Capital Lock Acquisition Corporation and SunSource Inc. (4)(Exhibit 2.1)

2.4	Asset Purchase Agreement dated September 28, 2001, by and between SunSource Technology Services, LLC, and STS Operating, Inc. (5)(Exhibit 2.1)

2.5	Agreement and Plan of Merger dated as of February 14, 2004 by and among the Company, HCI Acquisition Corp. and the Common Stockholders of the Company. (2)(Exhibit 2.1)

2.6	Stock Purchase Agreement by and among All Points Industries, Inc., Gabrielle Mann, Gregory Mann, and The Hillman Group, Inc. dated as of December 28, 2007. (16)(Exhibit 2.6)

3.1	Bylaws as adopted by the Corporation’s stockholders as of March 30, 2004. (10)(Exhibit 3.2)

3.2	Amendment No. 1 to the Company’s Bylaws effective October 26, 2007. (15)(Exhibit 99.1)

3.3	Restated Certificate of Incorporation of the Company as of March 30, 2004. (10)(Exhibit 3.1)

4.1	HCI Stockholders Agreement dated March 31, 2004. (9)(Exhibit 4.1)

4.2	Amended and Restated Declaration of Trust. (1)(Exhibit 4.1)

4.3	Indenture between the Company and the Bank of New York. (1)(Exhibit 4.2)

4.4	Preferred Securities Guarantee. (1)(Exhibit 4.3)

4.5	Rights Agreement between the Company and the Registrar and Transfer Company. (1)(Exhibit 10.5)

4.6	Amendment No. 1 to the Rights Agreement dated June 18, 2001. (8)(Exhibit 4.6)

4.7	Amendment No. 2 to the Rights Agreement dated February 14, 2004. (8)(Exhibit 4.7)

4.8	Hillman Investment Company Stockholders Agreement dated March 31, 2004. (9) (Exhibit 4.2)

4.9	Registration Agreement dated March 31, 2004. (9) (Exhibit 4.3)

10.1	Credit Agreement dated as of March 31, 2004 by and among The Hillman Companies, Inc., Hillman Investment Company, The Hillman Group, Inc., Merrill Lynch Capital as Administrative Agent, Issuing Lender and Swingline Lender, JP Morgan Chase Bank as Syndication Agent, and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and JP Morgan Securities as Joint Lead Arrangers and Joint Lead Bookrunners. (9)(Exhibit 10.1)

10.2	Loan Agreement dated as of March 31, 2004 by and among The Hillman Companies, Inc., Hillman Investment Company, The Hillman Group, Inc., and Allied Capital Corporation. (9)(Exhibit 10.2)

10.3	Subordination and Intercreditor Agreement dated March 31, 2004. (9)(Exhibit 10.3)

10.4	The Hillman Companies, Inc. 2004 Stock Option Plan. (9)(Exhibit 10.4)

10.5	The Hillman Companies, Inc. Amended and Restated 2004 Stock Option Plan. (12) (Exhibit 10.5)

10.6	The Hillman Companies, Inc. Employee Securities Purchase Plan. (9)(Exhibit 10.5)

10.7	Hillman Investment Company Employee Securities Purchase Plan. (9)(Exhibit 10.6)

10.8	HCI Securities Purchase Agreement dated March 31, 2004. (9)(Exhibit 10.7)

10.9	Joinder to Securities Purchase Agreement dated March 31, 2004. (9)(Exhibit 10.8)

10.10	Hillman Investment Company Securities Purchase Agreement dated March 31, 2004. (9)(Exhibit 10.9)

10.11	Management Agreement dated March 31, 2004. (9)(Exhibit 10.10)

10.12	Employment Agreement by and between The Hillman Group, Inc. and Max W. Hillman dated March 31, 2004. (9)(Exhibit 10.11)

10.13	Executive Securities Agreement between Max W. Hillman and HCI Acquisition Corp. dated March 31, 2004. (9)(Exhibit 10.12)

10.14	Employment Agreement by and between The Hillman Group, Inc. and Richard P. Hillman dated March 31, 2004. (9)(Exhibit 10.13)

10.15	Executive Securities Purchase Agreement between HCI Acquisition Corp. and Richard P. Hillman dated March 31, 2004. (9)(Exhibit 10.14)

10.16	Employment Agreement by and between The Hillman Group, Inc. and James P. Waters dated March 31, 2004. (9)(Exhibit 10.15)

10.17	Executive Securities Agreement by and between HCI Acquisition Corp. and James P. Waters dated March 31, 2004. (9)(Exhibit 10.16)

10.18	Executive Securities Agreement by and between HCI Acquisition Corp. and George L. Heredia dated March 31, 2004. (12)(Exhibit 10.18)

10.19	Executive Securities Agreement by and between HCI Acquisition Corp. and Terry R. Rowe dated March 31, 2004. (12)(Exhibit 10.19)

10.20	SunSource Inc. Nonqualified Deferred Compensation Plan dated as of August 1, 2000. (3)(Exhibit 10.1)

10.21	The Hillman Companies, Inc. Nonqualified Deferred Compensation Plan (amended and restated). (11)(Exhibit 10.1)

10.22	First Amendment to The Hillman Companies, Inc. Nonqualified Deferred Compensation Plan. (11)(Exhibit 10.2)

10.23	Asset Purchase Agreement dated January 5, 2006 between The SteelWorks Corporation and The Hillman Group, Inc. (13)(Exhibit 10.1)

10.24	Supply Agreement dated January 5, 2006 between The SteelWorks Corporation and The Hillman Group, Inc. (13)(Exhibit 10.2)

10.25	Amended and Restated Credit Agreement dated July 21, 2006. (14)(Exhibit 10.1)

10.26	Second Amendment to Loan Agreement dated July 21, 2006. (14)(Exhibit 10.2)

10.27	Amended and Restated Credit Agreement dated July 21, 2006, amended as of August 7, 2009. (17)(Exhibit 10.1)

10.28	* Third Amendment to Loan Agreement dated May 6, 2009.

10.29	Fourth Amendment to Loan Agreement dated August 7, 2009. (17)(Exhibit 10.2)

10.30	* Amended and Restated Employment Agreement by and between The Hillman Group, Inc. and Max W. Hillman dated December 21, 2008.

10.31	* Amended and Restated Employment Agreement by and between The Hillman Group, Inc. and Richard P. Hillman dated December 21, 2008.

10.32	* Amended and Restated Employment Agreement by and between The Hillman Group, Inc. and James P. Waters dated December 21, 2008.

12.1	* Computation of Ratio of Income to Fixed Charges.

21.1	* Subsidiaries. (As of December 31, 2009)

31.1	* Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2	* Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1	* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to Registration Statement No. 333-44733 on Form S-2.

(2)	Filed as an exhibit to the Form 8-K filed February 17, 2004.

(3)	Filed as an exhibit to Annual Report on Form 10-K for the year ended December 31, 2000.

(4)	Filed on June 21, 2001 as an exhibit to the Current Report on Form 8-K filed on June 21, 2001.

(5)	Filed as an exhibit to the Current Report on Form 8-K filed on October 15, 2001.

(6)	Filed as an exhibit to Quarterly Report on Form 10-Q for the Quarter ended June 30, 2002.

(7)	Filed as an exhibit to the Current Report on Form 8-K filed on October 4, 2002.

(8)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2003.

(9)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the Quarter ended March 31, 2004.

(10)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the Quarter ended June 30, 2004.

(11)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the Quarter ended September 30, 2004.

(12)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2004.

(13)	Filed as an exhibit to the Current Report on Form 8-K filed on January 11, 2006.

(14)	Filed as an exhibit to the Current Report on Form 8-K filed on August 1, 2006.

(15)	Filed as an exhibit to the Current Report on Form 8-K filed on November 1, 2007.

(16)	Filed as an exhibit to the Current Report on Form 8-K filed on December 28, 2007.

(17)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HILLMAN COMPANIES, INC.
Date: March 26, 2010	By:	/s/ James P. Waters
James P. Waters
	Title:	Chief Financial Officer and Duly Authorized Officer of the Registrant (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Capacity	Date

/s/ Max W. Hillman Max W. Hillman	Principal Executive Officer and Director	March 26, 2010

/s/ Andrew W. Code Andrew W. Code	Chairman and Director	March 26, 2010

/s/ Harold J. Wilder Harold J. Wilder	Principal Accounting Officer	March 26, 2010

/s/ Peter M. Gotsch Peter M. Gotsch	Director	March 26, 2010

/s/ Larry Wilton Larry Wilton	Director	March 26, 2010

/s/ Maurice P. Andrien, Jr. Maurice P. Andrien, Jr.	Director	March 26, 2010

/s/ Shael J. Dolman Shael J. Dolman	Director	March 26, 2010