Form 10-K/A
period 2009-12-31
HILLMAN COMPANIES INC
filed 2010-05-04
CIK 1029831

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES ☐      NO ☑
On May 3, 2010, there were 6,201.0 Class A Common Shares issued and outstanding, 970.6 Class B Common Shares issued and outstanding, 2,787.1 Class C Common Shares issued and outstanding, 82,104.8 Class A Preferred Shares issued and outstanding by the Registrant, 57,282.4 Class A Preferred Shares issued and outstanding by the Hillman Investment Company and 4,217,724 Trust Preferred Securities issued and outstanding by the Hillman Group Capital Trust. The Trust Preferred Securities trade on the NYSE Amex (formerly the American Stock Exchange) under the symbol HLM.Pr. The aggregate market value of the Trust Preferred Securities held by non-affiliates at June 30, 2009 was $90,681,066.

Explanatory Note:
This Annual Report on Form 10-K/A (“Form 10-K/A”) is being filed as Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which was filed with the Securities and Exchange Commission (SEC) on March 26, 2010 (the “Original Filing”). We are filing this Form 10-K/A to reflect restatements of our consolidated balance sheets at December 31, 2009 and December 31, 2008, and our consolidated statements of operations, stockholders’ equity and cash flows for the fiscal years ended December 31, 2009, December 31, 2008 and December 31, 2007, and the related notes thereto, to correct an error in our stock-based compensation and the income tax provision related to such compensation (the “Restatement”). For a more detailed description of the Restatement, see Note 18 “Restatement” of the Notes to Consolidated Financial Statements.
This Form 10-K/A amends and restates “Item 1. Business,” “Item 6. Selected Financial Data,” “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition,” “Item 8. Financial Statements and Supplementary Data,” “Item 9A. Controls and Procedures,” and Item 15 “Financial Statements” of Part IV of the Original Filing, as amended, in each case, solely as a result of, and to reflect, the Restatement. Pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain the currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our principal executive officer and our principal financial officer are attached to this form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2.
Except for the foregoing amended information, this Form 10-K/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that have occurred subsequent to that date. Other events occurring after the date of the Original Filing or other information necessary to reflect subsequent events have been disclosed in reports filed with the SEC subsequent to the Original Filing.

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
As a result of the Merger Transaction, the 2006 acquisition of SteelWorks, and the 2007 acquisition of All Points, the Company has $257.8 million of goodwill and $47.4 million of indefinite-lived tradenames recorded on its Consolidated Balance Sheet at December 31, 2009. The Company is required to periodically determine if its goodwill or indefinite-lived tradenames have become impaired, in which case it would write down the impaired portion of the intangible asset. If the Company were required to write down all or part of its goodwill or indefinite-lived tradenames, its net income could be materially adversely affected.

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
Item 6 – Selected Financial Data.
The following table sets forth selected consolidated financial data (as restated, See Note 18 of Notes to Consolidated Financial Statements) of the Company as of and for the years ended December 31, 2009, 2008, 2007, 2006 and 2005. See the accompanying Notes to Consolidated Financial Statements and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information regarding the acquisition of the Company by CHS and the Company’s debt refinancing as well as other acquisitions that affect comparability.

	(dollars in thousands)
	Years Ended December 31,
	2009	2008	2007	2006	2005
	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)
Income Statement Data:
Net sales	$458,161	$481,923	$445,628	$423,901	$382,512
Gross profit	233,519	237,276	229,895	220,450	206,290
Extinguishment of debt	—	—	—	726	—
Net loss	(1,230)	(1,165)	(7,922)	(6,333)	(1,617)

Balance Sheet Data at December 31:
Total assets	$628,481	$650,677	$660,358	$653,882	$631,586
Long-term debt & capital lease obligations (1)	208,163	253,069	281,800	284,406	263,508
Mandatorily redeemable preferred stock	111,452	100,146	89,773	80,494	72,110
Management purchased preferred options	6,617	6,016	5,298	4,659	4,087

(1)	Includes current portion of long-term debt and capitalized lease obligations.

(2)	The Company has restated the financial statements for each of the years presented to correct an error in the accounting for income taxes related to stock based compensation. See Note 18 in the Notes to the Consolidated Financial Statements.

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation.
All of the financial information presented in this Item 7 has been adjusted to reflect the restatement of the accompanying consolidated financial statements as of and for the fiscal years ended December 31, 2009, December 31, 2008, and December 31, 2007. Specifically, we have restated our consolidated balance sheets as of December 31, 2009 and 2008, and the related consolidated statements of income, consolidated statements of stockholders’ equity and consolidated statements of cash flows for the years ended December 31, 2009, 2008 and 2007. The restatement is more fully described in the “Explanatory Note” immediately preceding Part I, Item 1 and in Note 18 “Restatement of Consolidated Financial Statements,” which is included in “Financial Statements and Supplementary Data” in Item 8 of this Form 10-K/A. The following discussion provides information which management believes is relevant to an assessment and understanding of the Company’s operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and related notes and schedules thereto appearing elsewhere herein.
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
Product Revenues
The following is revenue based on products for the Company’s significant product categories (in 000’s):

	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
Net sales
Keys	$78,012	$80,754	$79,370
Engraving	35,518	40,945	39,158
Letters, numbers and signs	34,287	34,671	37,711
Fasteners	253,703	261,646	230,857
Threaded rod	30,118	37,145	30,693
Code cutter	3,353	4,934	5,149
Builders hardware	3,832	1,606	2,578
Other	19,338	20,222	20,112

Consolidated net sales	$458,161	$481,923	$445,628

Results of Operations
Sales and Profitability for each of the Three Years Ended December 31,

	(dollars in thousands)
	2009		2008		2007
		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total
	(as restated)		(as restated)		(as restated)
Net sales	$458,161	100.0%	$481,923	100.0%	$445,628	100.0%
Cost of sales (exclusive of depreciation and amortization shown below)	224,642	49.0%	244,647	50.8%	215,733	48.4%

Gross profit	233,519	51.0%	237,276	49.2%	229,895	51.6%

Operating expenses:
Selling	77,099	16.8%	82,312	17.1%	80,174	18.0%
Warehouse & delivery	48,496	10.6%	55,781	11.6%	55,328	12.4%
General & administrative	24,818	5.4%	20,776	4.3%	21,232	4.8%
Stock compensation expense	8,737	1.9%	2,481	0.5%	5,322	1.2%

Total SG&A	159,150	34.7%	161,350	33.5%	162,056	36.4%
Depreciation	16,993	3.7%	17,835	3.7%	18,224	4.1%
Amortization	6,912	1.5%	7,073	1.5%	7,274	1.6%
Management fees	1,010	0.2%	1,043	0.2%	1,023	0.2%

Total operating expenses	184,065	40.2%	187,301	38.9%	188,577	42.3%

Other income (expense)	(120)	0.0%	(2,250)	-0.5%	839	0.2%

Income from operations	49,334	10.8%	47,725	9.9%	42,157	9.5%

Interest expense	15,521	3.4%	20,545	4.3%	25,528	5.7%
Interest expense on mandatorily redeemable preferred stock & management purchased preferred options	12,312	2.7%	11,091	2.3%	9,919	2.2%
Interest expense on junior subordinated debentures	12,820	2.8%	12,609	2.6%	12,609	2.8%
Investment income on trust common securities	(378)	-0.1%	(378)	-0.1%	(378)	-0.1%

Income (loss) before taxes	9,059	2.0%	3,858	0.8%	(5,521)	-1.2%

Income tax provision	10,289	2.2%	5,023	1.0%	2,401	0.5%

Net loss	$(1,230)	-0.3%	$(1,165)	-0.2%	$(7,922)	-1.8%

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
The effective income tax rates were 113.6% and 130.2% for the years ended December 31, 2009 and 2008, respectively. The change in effective income tax rate differed from the federal statutory rate primarily due to the effect of nondeductible interest on mandatorily redeemable preferred stock in addition to the effect of state rates. See Note 6, Income Taxes, of Notes to Consolidated Financial Statements for income taxes and disclosures related to 2009 and 2008 income tax events.

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
The effective income tax rates were 130.2% and -43.5% for the years ended December 31, 2008 and 2007, respectively. The change in the effective income tax rate differed from the federal statutory rate primarily due to the effect of nondeductible interest on mandatorily redeemable preferred stock in addition to the effect of state rates. See Note 6, Income Taxes, of Notes to Consolidated Financial Statements for income taxes and disclosures related to 2008 and 2007 income tax events.

Liquidity and Capital Resources
Cash Flows
Operating Activities
Net cash provided by operating activities for the year ended December 31, 2009 of $72.0 million was generated by the net loss adjusted for non-cash charges of $55.1 million for depreciation, amortization, dispositions of equipment, deferred taxes, deferred financing, stock-based compensation and interest on mandatorily redeemable preferred stock which was in addition to cash related adjustments of $18.1 million for routine operating activities represented by changes in inventories, accounts receivable, accounts payable, accrued liabilities and other assets. In 2009, routine operating activities provided cash through a decrease in inventories of $18.3 million, accounts receivable of $1.6 million, other assets of $1.0 million and an increase in accrued liabilities of $3.6 million. Accounts payable accounted for the remaining $6.2 million decrease of cash provided by operating activities. The large decrease in inventories resulted from product cost reductions and the implementation of new inventory management processes which reduced the inventory requirements.
Net cash provided by operating activities for the year ended December 31, 2008 of $37.6 million was generated by the net loss adjusted for non-cash charges of $43.3 million for depreciation, amortization, dispositions of equipment, deferred taxes, deferred financing, stock-based compensation and interest on mandatorily redeemable preferred stock which was partially offset by cash related adjustments of $4.6 million for routine operating activities represented by changes in inventories, accounts receivable, accounts payable, accrued liabilities and other assets. In 2008, routine operating activities used cash for an increase in inventories of $3.5 million and accounts receivable of $4.4 million. Accounts payable, accrued liabilities and other items accounted for the remaining $3.3 million increase of cash provided by operating activities.
Net cash provided by operating activities for the year ended December 31, 2007 of $36.5 million was generated by the net loss adjusted for non-cash charges of $45.8 million for depreciation, amortization, dispositions of equipment, deferred taxes, deferred financing, interest on mandatorily redeemable preferred stock, and stock-based compensation which was partially offset by cash related adjustments of $1.4 million for routine operating activities represented by changes in inventories, accounts receivable, accounts payable, accrued liabilities and other assets. In 2007, routine operating activities increased accounts payable by $0.1 million and decreased inventories by $1.8 million and accounts receivable by $0.4 million. Other items accounted for remaining $3.7 million decrease of cash provided by operating activities.
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
(dollars in 000’s)

		Ratio
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
The Company had deferred tax assets aggregating $29.6 million, net of valuation allowance of $2.5 million, and deferred tax liabilities of $71.2 million as of December 31, 2009, as determined in accordance with guidance in ASC Topic 740. Management believes that the Company’s net deferred tax assets will be realized through the reversal of existing temporary differences between the financial statement and tax basis, as well as through future taxable income.

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

The calculation of the fair value of the Class A Common Stock and Class B Common Stock as of December 31, 2009, 2008, and 2007, respectively, is detailed below:

(dollars in 000’s)	December 31,	December 31,	December 31,
	2009	2008	2007
Trailing twelve fiscal months EBITDA (1)	$83,303	$77,391	$74,623
Valuation Multiple (2)	8.0	8.0	8.3

Hillman Enterprise Value Excluding All Points	666,424	619,128	619,371
All Points Fair Value (3)	—	—	10,243

Hillman Enterprise Value	666,424	619,128	629,614

Less:
Senior term loans	157,849	202,849	231,475
Bank revolving credit	—	—	—
Unsecured subordinated notes	49,820	49,820	49,820
Junior subordinated debentures redemption value, net (4)	105,446	105,446	105,446

Total Debt	313,115	358,115	386,741

Plus:
Cash	17,164	7,133	11,919

Less:
Accrued Hillman Investment Company Class A Preferred (5)	117,434	105,038	93,480
Accrued Hillman Class A Preferred (5)	173,358	154,297	136,630

	290,792	259,335	230,110

Common Equity Value	79,681	8,811	24,682
Liquidity & Minority Discount on Common Only (6)	23,904	2,643	7,405

Discounted Common Equity Value	55,777	6,168	17,277

Fully-diluted Common Shares outstanding	10,227	10,309	10,209

Fully-diluted Discounted Value Per Common Share	$5,454	$598	$1,692

(1)	- EBITDA is calculated for the most recent four fiscal quarters as follows:

	December 31,	December 31,	December 31,
	2009	2008	2007
Income from operations	$49,334	$47,725	$42,157
Depreciation and amortization	23,905	24,908	25,498
Management fees	1,010	1,043	1,023
Stock compensation expense	8,737	2,481	5,322
Exchange rate (gain) loss	(536)	980	(409)
Other adjustments	853	254	1,032

EBITDA	$83,303	$77,391	$74,623

The other adjustments include one time legal and professional fees.

(2)	- The Company periodically reviews the valuation multiple used and notes that it is consistent with comparable multiples used for distribution companies.

(3)	- In the initial period following the acquisition of All Points, the purchase price was deemed the most accurate measure of enterprise value.

(4)	- The value of the junior subordinated debentures is the redemption value of $25 per share.

(5)	- Redemption value of all preferred shares and options thereon, less any applicable strike price.

(6)	- Under the terms of the ESA agreement with management shareholders, the redemption of shares is subject to a discount given the lack of a public market for the shares. A 30% discount has applied to the equity value to adjust for the lack of an active market for the shares.

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
Based on our assessment we believe that the company’s internal control over financial reporting was not effective as a result of the material weakness related to the tax position and accounting treatment of the dividends on management owned Preferred and Purchased Options as of December 31, 2009.
A material weakness is a control deficiency, or combination of deficiencies, that results in a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected in a timely manner. Management identified a material weakness in our internal control over financial reporting as of December 31, 2009, related to its evaluation and determination of its tax position and subsequent accounting treatment of our Purchased Preferred Shares and Preferred Stock Options. This control deficiency resulted in the filing of “Form 10K/A” as Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009; and restatements of our consolidated balance sheets at December 31, 2009 and December 31, 2008, and our consolidated statements of operations, stockholders’ equity and cash flows for the fiscal years ended December 31, 2009, 2008 and 2007, and the related notes thereto to correct an error in income tax accounting.
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

/s/ Max W. Hillman	/s/ James P. Waters

Max W. Hillman	James P. Waters
Chief Executive Officer	Chief Financial Officer
Dated: May 3, 2010	Dated: May 3, 2010

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
As discussed in Note 18, the consolidated balance sheets as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ending December 31, 2009 have been restated to correct a misstatement in the recording of the provision for income taxes.
/s/ GRANT THORNTON LLP
GRANT THORNTON LLP
Cincinnati, Ohio
March 26, 2010, except as to Note 18, which is as of May 3, 2010.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,	December 31,
	2009	2008
	(as restated)	(as restated)
ASSETS

Current assets:
Cash and cash equivalents	$17,164	$7,133
Restricted investments	334	282
Accounts receivable, net	51,757	53,390
Inventories, net	83,182	101,464
Deferred income taxes, net	8,100	8,395
Other current assets	2,657	3,424

Total current assets	163,194	174,088
Property and equipment, net	47,565	51,694
Goodwill	257,806	257,806
Other intangibles, net	146,640	153,553
Restricted investments	2,709	3,972
Deferred income taxes, net	418	485
Deferred financing fees, net	5,690	4,438
Investment in trust common securities	3,261	3,261
Other assets	1,198	1,380

Total assets	$628,481	$650,677

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$19,191	$25,410
Current portion of senior term loans	9,519	2,080
Current portion of capitalized lease obligations	349	225
Accrued expenses:
Salaries and wages	7,624	5,502
Pricing allowances	5,317	5,290
Income and other taxes	1,904	2,009
Interest	2,199	1,251
Deferred compensation	334	282
Other accrued expenses	6,147	5,512

Total current liabilities	52,584	47,561
Long term senior term loans	148,330	200,769
Long term capitalized lease obligations	145	175
Long term unsecured subordinated notes	49,820	49,820
Junior subordinated debentures	115,716	116,110
Mandatorily redeemable preferred stock	111,452	100,146
Management purchased preferred options	6,617	6,016
Deferred compensation	2,709	3,972
Deferred income taxes, net	50,169	41,858
Accrued dividends on preferred stock	75,580	58,708
Other non-current liabilities	18,467	15,131

Total liabilities	631,589	640,266

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,	December 31,
	2009	2008
	(as restated)	(as restated)
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY (CONTINUED)

Common and Preferred stock with put options:
Class A Preferred stock, $.01 par, $1,000 liquidation value, 238,889 shares authorized, none issued and outstanding at December 31, 2009 and 88.0 issued and outstanding at December 31, 2008	—	88

Class A Common stock, $.01 par, 23,141 shares authorized, 395.7 issued and outstanding at December 31, 2009 and 412.0 issued and outstanding at December 31, 2008	2,158	247

Class B Common stock, $.01 par, 2,500 shares authorized, 970.6 issued and outstanding at December 31, 2009 and 1,000 issued and outstanding at December 31, 2008	5,293	598

Commitments and contingencies (Note 17)

Stockholders’ equity:
Preferred Stock:
Class A Preferred stock, $.01 par, $1,000 liquidation value, 238,889 shares authorized, 82,104.8 issued and outstanding at December 31, 2009 and 2008	1	1

Common Stock:
Class A Common stock, $.01 par, 23,141 shares authorized, 5,805.3 issued and outstanding at December 31, 2009 and 2008	—	—
Class C Common stock, $.01 par, 30,109 shares authorized, 2,787.1 issued and outstanding at December 31, 2009 and 2008	—	—
Additional paid-in capital	10,302	29,209
Accumulated deficit	(19,377)	(18,147)
Accumulated other comprehensive loss	(1,485)	(1,585)

Total stockholders’ (deficit) equity	(10,559)	9,478

Total liabilities and stockholders’ (deficit) equity	$628,481	$650,677

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2009, 2008, and 2007
(dollars in thousands)

	2009	2008	2007
	(as restated)	(as restated)	(as restated)
Net sales	$458,161	$481,923	$445,628
Cost of sales (exclusive of depreciation and amortization shown separately below)	224,642	244,647	215,733

Gross profit	233,519	237,276	229,895

Operating expenses:
Selling, general and administrative expenses	159,150	161,350	162,056
Depreciation	16,993	17,835	18,224
Amortization	6,912	7,073	7,274
Management and transaction fees to related party	1,010	1,043	1,023

Total operating expenses	184,065	187,301	188,577

Other income (expense), net	(120)	(2,250)	839

Income from operations	49,334	47,725	42,157

Interest expense, net	15,521	20,545	25,528
Interest expense on mandatorily redeemable preferred stock and management purchased preferred options	12,312	11,091	9,919
Interest expense on junior subordinated debentures	12,820	12,609	12,609
Investment income on trust common securities	(378)	(378)	(378)

Income (loss) before income taxes	9,059	3,858	(5,521)

Income tax provision	10,289	5,023	2,401

Net loss	$(1,230)	$(1,165)	$(7,922)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2009, 2008, and 2007
(dollars in thousands)

	2009	2008	2007
	(as restated)	(as restated)	(as restated)
Cash flows from operating activities:
Net loss	$(1,230)	$(1,165)	$(7,922)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	23,905	24,908	25,498
Dispositions of property and equipment	243	75	4
Deferred income tax provision	8,673	3,476	4,191
Deferred financing and original issue discount amortization	1,275	1,294	894
Interest on mandatorily redeemable preferred stock and management purchased options	12,312	11,091	9,919
Stock-based compensation	8,737	2,481	5,322
Changes in operating items, net of effect of acquisition:
Decrease (increase) in accounts receivable, net	1,633	(4,428)	386
Decrease (increase) in inventories, net	18,282	(3,488)	1,777
Decrease (increase) in other assets	949	(740)	(749)
(Decrease) increase in accounts payable	(6,219)	2,177	108
Increase (decrease) in other accrued liabilities	3,627	569	(2,739)
Other items, net	(190)	1,342	(173)

Net cash provided by operating activities	71,997	37,592	36,516

Cash flows from investing activities:
All Points acquisition	—	—	(9,762)
Capital expenditures	(12,971)	(13,409)	(14,765)

Net cash used for investing activities	(12,971)	(13,409)	(24,527)

Cash flows from financing activities:
Repayments of senior term loans	(45,000)	(28,626)	(2,350)
Borrowings of revolving credit loans	—	24,250	9,500
Repayments of revolving credit loans	—	(24,250)	(9,500)
Borrowings of other financing obligations	461	—	—
Principal payments under capitalized lease obligations	(394)	(343)	(271)
Financing fees, net	(2,921)	—	—
Redemption of securities	(1,141)	—	—

Net cash used for financing activities	(48,995)	(28,969)	(2,621)

Net increase (decrease) in cash and cash equivalents	10,031	(4,786)	9,368

Cash and cash equivalents at beginning of period	7,133	11,919	2,551

Cash and cash equivalents at end of period	$17,164	$7,133	$11,919

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(dollars in thousands)

						Accumulated		Total
			Additional	Class A		Other		Stockholders’
	Common Stock		Paid-in	Preferred	Accumulated	Comprehensive	Comprehensive	Equity
	Class A	Class C	Capital	Stock	Deficit	Income (Loss)	Income (Loss)	(Deficit)
					(as restated)			(as restated)
Balance at December 31, 2006	$—	$—	$57,599	$1	$(7,622)	$(277)		$49,701

Net loss	—	—	—	—	(7,922)	—	$(7,922)	(7,922)
Adoption of guidance from ASC 740-10-25 (FIN 48)	—	—	—	—	(1,438)	—		(1,438)
Dividends to shareholders	—	—	(13,484)	—	—	—		(13,484)
Stock-based compensation	—	—	49	—	—	—		49
Change in cumulative foreign translation adjustment (1)	—	—	—	—	—	(54)	(54)	(54)
Change in derivative security value (1)	—	—	—	—	—	(80)	(80)	(80)

Comprehensive loss							$(8,056)

Balance at December 31, 2007	—	—	44,164	1	(16,982)	(411)		26,772

Net loss	—	—	—	—	(1,165)	—	$(1,165)	(1,165)
Class A Common Stock FMV adjustment (2)	—	—	170	—	—	—		170
Dividends to shareholders	—	—	(15,141)	—	—	—		(15,141)
Stock-based compensation	—	—	16	—	—	—		16
Change in cumulative foreign translation adjustment (1)	—	—	—	—	—	74	74	74
Change in derivative security value (1)	—	—	—	—	—	(1,248)	(1,248)	(1,248)

Comprehensive loss							$(2,339)

Balance at December 31, 2008	—	—	29,209	1	(18,147)	(1,585)		9,478

Net loss	—	—	—	—	(1,230)	—	$(1,230)	(1,230)
Class A Common Stock FMV adjustment (2)	—	—	(1,995)	—	—	—		(1,995)
Dividends to shareholders	—	—	(16,912)	—	—	—		(16,912)
Change in cumulative foreign translation adjustment (1)	—	—	—	—	—	(197)	(197)	(197)
Change in derivative security value (1)	—	—	—	—	—	297	297	297

Comprehensive loss							$(1,130)

Balance at December 31, 2009	$—	$—	$10,302	$1	$(19,377)	$(1,485)		$(10,559)

(1)	The realized gains on investments, cumulative foreign translation adjustment and change in derivative security value are net of taxes and represent the only items of other comprehensive income (loss).

(2)	Management controlled 395.7 shares of Class A common stock at December 31, 2009 and 412.0 shares of Class A common stock at December 31, 2008. These shares contain a put feature that allows redemption at the holder’s option. These shares are classified as temporary equity and have been adjusted to fair value. See Note 13, Common and Preferred Stock, for further details.
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
Comprehensive Income (Loss):
The components of comprehensive loss were as follows:

	Year	Year	Year
	ended	ended	ended
	December 31,	December 31,	December 31,
	2009	2008	2007
	(as restated)	(as restated)	(as restated)
Net loss	$(1,230)	$(1,165)	$(7,922)
Foreign currency translation adjustment, net	(197)	74	(54)
Change in derivative security value, net (1)	297	(1,248)	(80)

Comprehensive loss	$(1,130)	$(2,339)	$(8,056)

(1)	Utilizing an income tax rate of 38.7%, 38.5%, and 38.5% for the years ended December 31, 2009, 2008, and 2007, respectively.
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

(unaudited)
2007
(as restated)
Net sales	$468,415
Net loss	(7,388)
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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
6. Income Taxes:
The components of the Company’s income tax provision for the three years ended December 31, 2009 were as follows:

	Year	Year	Year
	ended	ended	ended
	December 31,	December 31,	December 31,
	2009	2008	2007
	(as restated)	(as restated)	(as restated)
Current:
Federal & State	$1,579	$878	$462
Foreign	102	104	—

Total current	1,681	982	462

Deferred:
Federal & State	8,412	4,588	1,855
Foreign	196	(547)	84

Total deferred	8,608	4,041	1,939

Provision for income taxes	$10,289	$5,023	$2,401

The Company has U.S. federal net operating loss (“NOL”) carryforwards for tax purposes, totaling $15,990 as of December 31, 2009, that are available to offset future taxable income. These carryforwards expire in 2027. Management estimates that these losses will be fully utilized prior to the expiration date. No valuation allowance has been provided against the federal NOL. In addition, the Company’s foreign subsidiaries have NOL carryforwards aggregating $1,130 which expire in 2015. Management estimates that these losses will be fully utilized prior to the expiration date. No valuation allowance has been provided against the foreign NOL.
The Company has state net operating loss carryforwards with an aggregate tax benefit of $1,591 which expire from 2010 to 2027. Management estimates that the Company will not be able to fully absorb some of the loss carryforwards in certain states before they expire. A valuation allowance of $8 has been established for these deferred tax assets. In 2009, the valuation allowance for state net operating loss carryforwards decreased by $8. The decrease was primarily as a result of the utilization of the related state net operating losses and other adjustments.
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
The table below reflects the significant components of the Company’s net deferred tax assets and liabilities at December 31, 2009 and 2008:

	As of December 31, 2009		As of December 31, 2008
	Current	Non-current	Current	Non-current
	(as restated)		(as restated)
Deferred Tax Asset:
Inventory	$5,163	$—	$5,287	$—
Bad debt reserve	724	—	641	—
Casualty loss reserve	325	478	444	390
Accrued bonus / deferred compensation	1,975	1,312	1,181	1,566
Medical insurance reserve	374	—	670	—
Interest expense on Purchased Preferred Stock Options	—	4,293	—	3,891
Compensation expense on Preferred Stock Options	—	5,477	—	4,319
Original issue discount amortization	—	355	—	370
Derivative security value	—	733	—	912
Transaction costs	—	2,009	—	2,024
Federal / foreign net operating loss	—	5,958	—	16,315
State net operating loss	—	1,591	—	2,178
Unrecognized tax benefit	—	(2,879)	—	(2,872)
Federal capital loss carryforwards	—	657	—	134
Tax credit carryforwards	—	2,181	—	1,436
All other items	584	794	728	683

Gross deferred tax assets	9,145	22,959	8,951	31,346
Valuation allowance for deferred tax assets	(1,045)	(1,464)	(556)	(1,430)

Net deferred tax assets	$8,100	$21,495	$8,395	$29,916

Deferred Tax Liability:
Intangible asset amortization	$—	$65,575	$—	$65,888
Property and equipment	—	5,671	—	5,401

Deferred tax liabilities	$—	$71,246	$—	$71,289

Net deferred tax liability		$41,651		$32,978

Long term net deferred tax liability		$50,169		$41,858
Current net deferred tax asset		8,100		8,395
Long term net deferred tax asset		418		485

Net deferred tax liability		$41,651		$32,978

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
Below is a reconciliation of statutory income tax rates to the effective income tax rates for the periods indicated:

	Year	Year	Year
	ended	ended	ended
	December 31,	December 31,	December 31,
	2009	2008	2007
	(as restated)	(as restated)	(as restated)
Statutory federal income tax rate	35.0%	35.0%	35.0%
Non-U.S. taxes and the impact of non-U.S. losses for which a current tax benefit is not available	0.6%	-0.9%	1.0%
State and local income taxes, net of U.S. federal income tax benefit	10.7%	16.3%	-5.6%
Adjustment of reserve for change in valuation allowance and other items	5.8%	-1.4%	-1.3%
Adjustment for change in tax law	3.0%	-3.7%	-3.7%
Permanent differences:
Interest expense on mandatorily redeemable preferred stock	42.5%	89.8%	-56.2%
Stock based compensation expense	18.3%	-9.4%	-10.4%
Dividends received exclusion	0.0%	-0.1%	0.1%
Meals and entertainment expense	1.2%	3.2%	-2.3%
Other permanent differences	0.2%	1.4%	-0.1%
Reconciliation of tax return to tax provision	-3.7%	0.0%	0.0%

Effective income tax rate	113.6%	130.2%	-43.5%

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
18. Restatement of Consolidated Financial Statements:
Subsequent to the issuance of the Company’s December 31, 2009 consolidated financial statements, the Company concluded that certain of its accounting practices with respect to the income tax accounting for the Purchased Options and the Preferred Options were not in accordance with generally accepted accounting principles. As more fully described in Note 13, Common and Preferred Stock, certain members of management were issued options to purchase shares of the Hillman Companies, Inc. Class A Preferred Stock and the Hillman Investment Company Class A Preferred Stock. Changes in the fair value of the Purchased Options were recognized as interest expense and changes in the fair value of the Preferred Options were recognized as compensation expense. For income tax reporting purposes, changes in the fair value of the Purchased Options and the Preferred Options were treated as permanent book versus tax timing differences and, therefore, no income tax benefit was recognized. Management has determined that, upon exercise, the difference between the redemption value and strike price of the Purchased Options and Preferred Options is deductible for federal and state income tax. Therefore, there should be a tax benefit reported in each period where compensation and interest expense was recognized for the change in the fair value of the Preferred Options and the Purchased Options. Additionally, a benefit should be recognized for the cumulative difference in the fair value and the strike price of the Purchased Options at the date of the Merger Transaction resulting in an adjustment to goodwill.
The following is a summary of the effects of these changes on the Company’s consolidated balance sheets as of December 31, 2009 and 2008, as well as the effect on the consolidated statements of operations and cash flows for the years ended December 31, 2009, 2008 and 2007.

	Consolidated Balance Sheets
	As Previously		As
As of December 31, 2008:	Reported	Adjustment	Restated
Goodwill	$259,923	$(2,117)	$257,806
Total Assets	652,794	(2,117)	650,677

Deferred income taxes, net -long term	50,068	(8,210)	41,858
Total liabilities	648,476	(8,210)	640,266
Accumulated deficit	(24,240)	6,093	(18,147)
Total stockholders equity	3,385	6,093	9,478
Total liabilities and stockholders’ deficit	652,794	(2,117)	650,677

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
18. Restatement of Consolidated Financial Statements: (continued)

	Consolidated Balance Sheets
	As Previously		As
As of December 31, 2009:	Reported	Adjustment	Restated
Goodwill	$259,923	$(2,117)	$257,806
Total Assets	630,598	(2,117)	628,481

Deferred tax liability	60,208	(10,039)	50,169
Total Liabilities	641,628	(10,039)	631,589
Accumulated deficit	(27,299)	7,922	(19,377)
Total stockholders’ (deficit) equity	(18,481)	7,922	(10,559)
Total liabilities and stockholders’ deficit	630,598	(2,117)	628,481

	Consolidated Statement of Operations
For the year ended	As Previously		As
December 31, 2007:	Reported	Adjustment	Restated
Income tax provision	$4,238	$(1,837)	$2,401
Net Loss	(9,759)	1,837	$(7,922)

	Consolidated Statement of Operations
For the year ended	As Previously		As
December 31, 2008:	Reported	Adjustment	Restated
Income tax provision	$6,811	$(1,788)	$5,023
Net Loss	(2,953)	1,788	$(1,165)

	Consolidated Statement of Operations
For the year ended	As Previously		As
December 31, 2009:	Reported	Adjustment	Restated
Income tax provision	$12,118	$(1,829)	$10,289
Net Loss	(3,059)	1,829	$(1,230)

	Consolidated Statement of Cash Flows
For the year ended	As Previously		As
December 31, 2007:	Reported	Adjustment	Restated
Net Loss	$(9,759)	$1,837	$(7,922)
Deferred income tax provision	6,028	(1,837)	$4,191

	Consolidated Statement of Cash Flows
For the year ended	As Previously		As
December 31, 2008:	Reported	Adjustment	Restated
Net Loss	$(2,953)	$1,788	$(1,165)
Deferred income tax provision	5,264	(1,788)	$3,476

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
18. Restatement of Consolidated Financial Statements: (continued)

	Consolidated Statement of Cash Flows
For the year ended	As Previously		As
December 31, 2009:	Reported	Adjustment	Restated
Net Loss	$(3,059)	$1,829	$(1,230)
Deferred income tax provision	10,502	(1,829)	$8,673
19. Statements of Cash Flows:
Supplemental disclosures of cash flow information are presented below:

	Year	Year	Year
	ended	ended	ended
	December 31,	December 31,	December 31,
	2009	2008	2007
Cash paid (refunded) during the period for:
Interest on junior subordinated debentures	$12,442	$12,231	$12,231

Interest	$14,043	$19,112	$26,117

Income taxes	$1,759	$985	$(17)

Non-cash investing activities:
Property and equipment purchased with capital lease	$27	$238	$15

Non-cash financing activities:
Increase in accrued dividends on preferred stock	$16,872	$15,142	$13,484

20. Quarterly Data (unaudited):
The unaudited quarterly data for the years ended December 31, 2009 and 2008 have been restated to reflect the corrections for the matters described in Note 18.

2009	Fourth	Third	Second	First
Net sales	$99,462	$122,673	$123,813	$112,213
Gross profit	51,785	65,093	62,704	53,937
Net (loss) income (as previously reported)	(2,950)	2,290	1,920	(4,319)
Net (loss) income (as restated)	(2,487)	2,741	2,353	(3,837)

2008	Fourth	Third	Second	First
Net sales	$113,469	$132,588	$129,070	$106,796
Gross profit	54,520	64,653	64,252	53,851
Net (loss) income (as previously reported)	(2,606)	1,321	1,686	(3,354)
Net (loss) income (as restated)	(2,175)	1,798	2,137	(2,925)

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
22. Segment and Geographic Information:
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

23. Subsequent Events:
The Company’s management has evaluated potential subsequent events for recording and disclosure in this Annual Report on Form 10-K for the year ended December 31, 2009. There were no items requiring disclosure.

Financial Statement Schedule:
Schedule II — VALUATION ACCOUNTS
(dollars in thousands)

	Deducted From Assets in Balance Sheet
			Allowance for
	Allowance for		Obsolete/
	Doubtful		Excess
	Accounts		Inventory
Ending Balance - December 31, 2006	$369		$4,642

Additions charged to cost and expense	200		230
Additions from acquired company	124		1,629

Deductions due to:
Others	96	(A)	337	(A)

Ending Balance - December 31, 2007	597		6,164

Additions charged to cost and expense	40		381
Deductions from acquired company	—		(191)

Deductions due to:
Others	93	(A)	266	(A)

Ending Balance - December 31, 2008	544		6,088

Additions charged to cost and expense	345		1,530

Deductions due to:
Others	375	(A)	473	(A)

Ending Balance - December 31, 2009	$514		$7,145

Notes:

(A)	Includes write-off of accounts receivable (net of bad debt recoveries) and inventories.

Item 9	— Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A	— Controls and Procedures.
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
Notwithstanding the material weakness described below, the Company’s management has concluded that the consolidated financial statements included in this annual report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the period presented in conformity with generally accepted accounting principles (“GAAP”).
A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner. As a result of the restatement described above, the Company concluded that the material weakness described below existed as of December 31, 2009.
The company did not maintain effective controls over its tax position and accounting treatment of the dividends on management owned Preferred and Purchased Options. The Company had concluded that the dividends on the underlying Preferred Shares were not deductible for federal income tax purposes, and as such the dividends on the related Preferred and Purchased Options would also be non-deductible. Subsequently, management determined the dividends on the Purchased and Preferred Options were deductible for income tax purposes and, accordingly, the income tax provision and related deferred tax balances have been restated. This control deficiency resulted in the filing of “Form 10-K/A” as Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009; and restatements of our consolidated balance sheets at December 31, 2009 and December 31, 2008, our consolidated statements of operations, stockholders’ equity and cash flows for the fiscal years ended December 31, 2009, 2008 and 2007, and the related notes thereto correct an error in our income tax accounting.
Plan for Remediation of Material Weaknesses
Management is in the process of remediating this material weakness in internal control over financial reporting. In particular, management obtained expert tax guidance regarding the deductibility of dividends on the Purchased Preferred Shares and Preferred Stock Options, which supports the position of treating these items as temporary timing differences for accounting purposes. Additionally, any future transactions or events that are deemed by management to be unusually subjective in nature will be thoroughly evaluated by management to determine the necessity of obtaining expert tax guidance. Management will also analyze the periodic assessment of the tax reporting control environment and make any enhancements deemed to be appropriate.

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

The executive officers of the Company (including the executive officers of The Hillman Group, Inc.) are set forth below:
Executive Officers

Position with the Company;
Name and Age	Five-year Employment History
Max W. Hillman (63)	President and Chief Executive Officer of The Hillman Companies, Inc., Chief Executive Officer of The Hillman Group, Inc., Cincinnati, Ohio. See page 86 for five-year employment history. Mr. Hillman is the brother of Richard P. Hillman.

Richard P. Hillman (61)	President of The Hillman Group, Inc., Cincinnati, Ohio. Mr. Hillman has held such position since 1991. Mr. Hillman is the brother of Max W. Hillman.

James P. Waters (48)	Chief Financial Officer and Secretary of The Hillman Companies, Inc., Cincinnati, Ohio and Vice President, Chief Financial Officer and Secretary of The Hillman Group, Inc., Cincinnati, Ohio. From September 1999 to November 2001, Mr. Waters was Vice President and Chief Financial Officer of The Hillman Group, Inc.

George L. Heredia (51)	Senior Vice President of Engraving for The Hillman Group, Inc., Tempe, Arizona. Mr. Heredia has held various executive positions since April 2000. Prior to April 2000, Mr. Heredia had held the positions of Senior Vice President of Marketing and Senior Vice President of Operations for Axxess Technologies, Inc.

Ali Fartaj (42)	Senior Vice President of Operations for The Hillman Group, Inc., Cincinnati, Ohio since January 2008. From 2006 to 2008, Mr. Fartaj was a Principal with AMF Partners. From 1999 to 2006, Mr. Fartaj was with Thomas & Betts Corporation, most recently as Vice President of Global Logistics and Transportation.
All executive officers hold office at the pleasure of the board of directors.

Item 11	— Executive Compensation
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
During 2009, the Compensation Committee did not award base salary increases to Max Hillman, Rick Hillman, Ali Fartaj or George Heredia because of a company-wide salary freeze initiated following the financial crisis and recession which continues to persist. Following the recommendations made by Max Hillman, the Company’s CEO, James Waters was awarded a salary of $250,000, an increase of approximately 13.7% from 2008, as a result of additional management responsibilities.
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

					Change in
					Pension
					Value and
					Nonqualified
					Deferred	All Other
Name and				Option	Compensation	Compen-
Principal Position	Year	Salary(1)	Bonus(2)	Awards (3)	Earnings (4)	sation		Total
Max W. Hillman	2009	425,000	368,900	—	—	28,592	(5)	822,492
President and CEO	2008	424,182	207,506	—	—	36,503	(6)	668,191
The Hillman Companies, Inc.	2007	413,284	185,468	—	—	35,041	(7)	633,793

James P. Waters	2009	237,308	175,000	—	—	8,298	(8)	420,606
CFO and Secretary	2008	218,615	57,750	—	—	11,429	(9)	287,794
The Hillman Companies, Inc.	2007	201,477	48,225	—	—	9,383	(10)	259,085

Richard P. Hillman	2009	290,000	162,400	—	—	6,825	(11)	459,225
President	2008	289,231	87,000	—	—	13,228	(12)	389,459
The Hillman Group, Inc.	2007	279,231	74,622	—	—	14,359	(13)	368,212

George L. Heredia	2009	243,000	119,070	—	—	15,058	(14)	377,128
Senior VP of Engraving	2008	242,615	51,231	—	—	16,150	(15)	309,996
The Hillman Group, Inc.	2007	237,462	44,527	—	—	16,286	(16)	298,275

Ali Fartaj	2009	225,000	157,500	—	—	173,940	(17)	556,440
Senior VP of Operations	2008	216,346	74,260	6,000	—	13,863	(18)	310,469
The Hillman Group, Inc.	2007	—	—	—	—	—	(19)	—

(1)	Represents base salary including any deferral of salary into the Hillman Nonqualified Deferred Compensation Plan.

(2)	Represents earned bonus for services rendered in each year.

(3)	In connection with the 2004 acquisition by CHS, Max W. Hillman, James P. Waters, Richard P. Hillman and George L. Heredia were issued options to purchase Class A Preferred Stock and shares of Class A Preferred Stock in Hillman Investment Company. The options were issued with a strike price equal to the fair value of the underlying securities. The option awards are classified as liability based awards, and accordingly, no compensation would have been recognized under SFAS 123R.

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
2.1	Unit Repurchase Agreement by and among The Hillman Companies, Inc., SunSub Holdings LLC and GC-Sun Holdings, L.P. dated April 13, 2002. (6)(Exhibit 10.2)

2.2	Asset Purchase Agreement between Fastenal Company and The Hillman Group, Inc. dated October 3, 2002. (7)(Exhibit 10.3)

2.3	Agreement and Plan of Merger dated as of June 18, 2001 by and among Allied Capital Corporation, Allied Capital Lock Acquisition Corporation and SunSource Inc. (4)(Exhibit 2.1)

2.4	Asset Purchase Agreement dated September 28, 2001, by and between SunSource Technology Services, LLC, and STS Operating, Inc. (5)(Exhibit 2.1)

2.5	Agreement and Plan of Merger dated as of February 14, 2004 by and among the Company, HCI Acquisition Corp. and the Common Stockholders of the Company. (2)(Exhibit 2.1)

2.6	Stock Purchase Agreement by and among All Points Industries, Inc., Gabrielle Mann, Gregory Mann, and The Hillman Group, Inc. dated as of December 28, 2007. (16)(Exhibit 2.6)

3.1	Bylaws as adopted by the Corporation’s stockholders as of March 30, 2004. (10)(Exhibit 3.2)

3.2	Amendment No. 1 to the Company’s Bylaws effective October 26, 2007. (15)(Exhibit 99.1)

3.3	Restated Certificate of Incorporation of the Company as of March 30, 2004. (10)(Exhibit 3.1)

4.1	HCI Stockholders Agreement dated March 31, 2004. (9)(Exhibit 4.1)

4.2	Amended and Restated Declaration of Trust. (1)(Exhibit 4.1)

4.3	Indenture between the Company and the Bank of New York. (1)(Exhibit 4.2)

4.4	Preferred Securities Guarantee. (1)(Exhibit 4.3)

4.5	Rights Agreement between the Company and the Registrar and Transfer Company. (1)(Exhibit 10.5)

4.6	Amendment No. 1 to the Rights Agreement dated June 18, 2001. (8)(Exhibit 4.6)

4.7	Amendment No. 2 to the Rights Agreement dated February 14, 2004. (8)(Exhibit 4.7)

4.8	Hillman Investment Company Stockholders Agreement dated March 31, 2004. (9) (Exhibit 4.2)

4.9	Registration Agreement dated March 31, 2004. (9) (Exhibit 4.3)

10.1	Credit Agreement dated as of March 31, 2004 by and among The Hillman Companies, Inc., Hillman Investment Company, The Hillman Group, Inc., Merrill Lynch Capital as Administrative Agent, Issuing Lender and Swingline Lender, JP Morgan Chase Bank as Syndication Agent, and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and JP Morgan Securities as Joint Lead Arrangers and Joint Lead Bookrunners. (9)(Exhibit 10.1)

10.2	Loan Agreement dated as of March 31, 2004 by and among The Hillman Companies, Inc., Hillman Investment Company, The Hillman Group, Inc., and Allied Capital Corporation. (9)(Exhibit 10.2)

10.3	Subordination and Intercreditor Agreement dated March 31, 2004. (9)(Exhibit 10.3)

10.4	The Hillman Companies, Inc. 2004 Stock Option Plan. (9)(Exhibit 10.4)

10.5	The Hillman Companies, Inc. Amended and Restated 2004 Stock Option Plan. (12) (Exhibit 10.5)

10.6	The Hillman Companies, Inc. Employee Securities Purchase Plan. (9)(Exhibit 10.5)

10.7	Hillman Investment Company Employee Securities Purchase Plan. (9)(Exhibit 10.6)

10.8	HCI Securities Purchase Agreement dated March 31, 2004. (9)(Exhibit 10.7)

10.9	Joinder to Securities Purchase Agreement dated March 31, 2004. (9)(Exhibit 10.8)

10.10	Hillman Investment Company Securities Purchase Agreement dated March 31, 2004. (9)(Exhibit 10.9)

10.11	Management Agreement dated March 31, 2004. (9)(Exhibit 10.10)

10.12	Employment Agreement by and between The Hillman Group, Inc. and Max W. Hillman dated March 31, 2004. (9)(Exhibit 10.11)

10.13	Executive Securities Agreement between Max W. Hillman and HCI Acquisition Corp. dated March 31, 2004. (9)(Exhibit 10.12)

10.14	Employment Agreement by and between The Hillman Group, Inc. and Richard P. Hillman dated March 31, 2004. (9)(Exhibit 10.13)

10.15	Executive Securities Purchase Agreement between HCI Acquisition Corp. and Richard P. Hillman dated March 31, 2004. (9)(Exhibit 10.14)

10.16	Employment Agreement by and between The Hillman Group, Inc. and James P. Waters dated March 31, 2004. (9)(Exhibit 10.15)

10.17	Executive Securities Agreement by and between HCI Acquisition Corp. and James P. Waters dated March 31, 2004. (9)(Exhibit 10.16)

10.18	Executive Securities Agreement by and between HCI Acquisition Corp. and George L. Heredia dated March 31, 2004. (12)(Exhibit 10.18)

10.19	Executive Securities Agreement by and between HCI Acquisition Corp. and Terry R. Rowe dated March 31, 2004. (12)(Exhibit 10.19)

10.20	SunSource Inc. Nonqualified Deferred Compensation Plan dated as of August 1, 2000. (3)(Exhibit 10.1)

10.21	The Hillman Companies, Inc. Nonqualified Deferred Compensation Plan (amended and restated). (11)(Exhibit 10.1)

10.22	First Amendment to The Hillman Companies, Inc. Nonqualified Deferred Compensation Plan. (11)(Exhibit 10.2)

10.23	Asset Purchase Agreement dated January 5, 2006 between The SteelWorks Corporation and The Hillman Group, Inc. (13)(Exhibit 10.1)

10.24	Supply Agreement dated January 5, 2006 between The SteelWorks Corporation and The Hillman Group, Inc. (13)(Exhibit 10.2)

10.25	Amended and Restated Credit Agreement dated July 21, 2006. (14)(Exhibit 10.1)

10.26	Second Amendment to Loan Agreement dated July 21, 2006. (14)(Exhibit 10.2)

10.27	Amended and Restated Credit Agreement dated July 21, 2006, amended as of August 7, 2009. (17)(Exhibit 10.1)

10.28	Third Amendment to Loan Agreement dated May 6, 2009. (18)(Exhibit 10.28)

10.29	Fourth Amendment to Loan Agreement dated August 7, 2009. (17)(Exhibit 10.2)

10.30	Amended and Restated Employment Agreement by and between The Hillman Group, Inc. and Max W. Hillman dated December 21, 2008. (18)(Exhibit 10.30)

10.31	Amended and Restated Employment Agreement by and between The Hillman Group, Inc. and Richard P. Hillman dated December 21, 2008. (18)(Exhibit 10.31)

10.32	Amended and Restated Employment Agreement by and between The Hillman Group, Inc. and James P. Waters dated December 21, 2008. (18)(Exhibit 12.1)

12.1	Computation of Ratio of Income to Fixed Charges. (18)(Exhibit 12.1)

21.1	Subsidiaries. (As of December 31, 2009) (18)(Exhibit 10.32)

31.1 *	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2 *	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to Registration Statement No. 333-44733 on Form S-2.

(2)	Filed as an exhibit to the Form 8-K filed February 17, 2004.

(3)	Filed as an exhibit to Annual Report on Form 10-K for the year ended December 31, 2000.

(4)	Filed on June 21, 2001 as an exhibit to the Current Report on Form 8-K filed on June 21, 2001.

(5)	Filed as an exhibit to the Current Report on Form 8-K filed on October 15, 2001.

(6)	Filed as an exhibit to Quarterly Report on Form 10-Q for the Quarter ended June 30, 2002.

(7)	Filed as an exhibit to the Current Report on Form 8-K filed on October 4, 2002.

(8)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2003.

(9)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the Quarter ended March 31, 2004.

(10)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the Quarter ended June 30, 2004.

(11)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the Quarter ended September 30, 2004.

(12)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2004.

(13)	Filed as an exhibit to the Current Report on Form 8-K filed on January 11, 2006.

(14)	Filed as an exhibit to the Current Report on Form 8-K filed on August 1, 2006.

(15)	Filed as an exhibit to the Current Report on Form 8-K filed on November 1, 2007.

(16)	Filed as an exhibit to the Current Report on Form 8-K filed on December 28, 2007.

(17)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009.

(18)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2009.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HILLMAN COMPANIES, INC.
Date: May 3, 2010	By:	/s/ James P. Waters
James P. Waters
	Title:	Chief Financial Officer and Duly Authorized Officer of the Registrant (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Capacity	Date

/s/ Max W. Hillman Max W. Hillman	Principal Executive Officer and Director	May 3, 2010

/s/ Andrew W. Code Andrew W. Code	Chairman and Director	May 3, 2010

/s/ Harold J. Wilder Harold J. Wilder	Principal Accounting Officer	May 3, 2010

/s/ Peter M. Gotsch Peter M. Gotsch	Director	May 3, 2010

/s/ Larry Wilton Larry Wilton	Director	May 3, 2010

/s/ Maurice P. Andrien, Jr. Maurice P. Andrien, Jr.	Director	May 3, 2010

/s/ Shael J. Dolman Shael J. Dolman	Director	May 3, 2010