Form 10-Q
period 2010-03-31
HILLMAN COMPANIES INC
filed 2010-05-10
CIK 1029831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                   YES ☐      NO ☑
On May 7, 2010, there were 6,201.0 Class A Common Shares issued and outstanding, 970.6 Class B Common Shares issued and outstanding, 2,787.1 Class C Common Shares issued and outstanding, 82,104.8 Class A Preferred Shares issued and outstanding by the Registrant, 57,282.4 Class A Preferred Shares issued and outstanding by the Hillman Investment Company and 4,217,724 Trust Preferred Securities issued and outstanding by the Hillman Group Capital Trust. The Trust Preferred Securities trade on the NYSE Amex (formerly the American Stock Exchange) under symbol HLM.Pr.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	March 31,
	2010	December 31,
	(Unaudited)	2009
ASSETS
Current assets:
Cash and cash equivalents	$12,008	$17,164
Restricted investments	334	334
Accounts receivable, net	63,285	51,757
Inventories, net	82,887	83,182
Deferred income taxes, net	7,901	8,100
Other current assets	2,767	2,657

Total current assets	169,182	163,194
Property and equipment, net	46,163	47,565
Goodwill	257,806	257,806
Other intangibles, net	145,034	146,640
Restricted investments	2,726	2,709
Deferred income taxes, net	386	418
Deferred financing fees, net	5,279	5,690
Investment in trust common securities	3,261	3,261
Other assets	1,071	1,198

Total assets	$630,908	$628,481

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$24,059	$19,191
Current portion of senior term loans	21,365	9,519
Current portion of capitalized lease and other obligations	324	349
Accrued expenses:
Salaries and wages	2,959	7,624
Pricing allowances	4,425	5,317
Income and other taxes	2,245	1,904
Interest	2,226	2,199
Deferred compensation	334	334
Other accrued expenses	5,322	6,147

Total current liabilities	63,259	52,584
Long term senior term loans	136,484	148,330
Long term capitalized lease and other obligations	83	145
Long term unsecured subordinated notes	49,820	49,820
Junior subordinated debentures	115,617	115,716
Mandatorily redeemable preferred stock	114,489	111,452
Management purchased preferred options	6,825	6,617
Deferred compensation	2,726	2,709
Deferred income taxes, net	50,809	50,169
Accrued dividends on preferred stock	80,052	75,580
Other non-current liabilities	19,417	18,467

Total liabilities	639,581	631,589

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	March 31,
	2010	December 31,
	(Unaudited)	2009
LIABILITIES AND STOCKHOLDERS’ DEFICIT (CONTINUED)

Common and preferred stock with put options:
Class A Preferred stock, $.01 par, $1,000 liquidation value, 238,889 shares authorized, none issued and outstanding	—	—

Class A Common stock, $.01 par, 23,141 shares authorized, 395.7 issued and outstanding	2,363	2,158

Class B Common stock, $.01 par, 2,500 shares authorized, 970.6 issued and outstanding	5,795	5,293

Commitments and contingencies (Note 6)

Stockholders’ deficit:
Preferred Stock:
Class A Preferred stock, $.01 par, $1,000 liquidation value, 238,889 shares authorized, 82,104.8 issued and outstanding	1	1

Common Stock:
Class A Common stock, $.01 par, 23,141 shares authorized, 5,805.3 issued and outstanding	—	—
Class C Common stock, $.01 par, 30,109 shares authorized, 2,787.1 issued and outstanding	—	—
Additional paid-in capital	5,626	10,302
Accumulated deficit	(20,946)	(19,377)
Accumulated other comprehensive loss	(1,512)	(1,485)

Total stockholders’ deficit	(16,831)	(10,559)

Total liabilities and stockholders’ deficit	$630,908	$628,481

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
FOR THE THREE MONTHS ENDED
(dollars in thousands)

	March 31,	March 31,
	2010	2009
		(As restated,
		see Note 2)
Net sales	$108,460	$112,213
Cost of sales (exclusive of depreciation and amortization shown separately below)	51,938	58,276

Gross profit	56,522	53,937

Operating expenses:
Selling, general and administrative expenses	40,288	39,940
Depreciation	4,290	4,678
Amortization	1,607	1,728
Management and transaction fees to related party	251	253

Total operating expenses	46,436	46,599

Other income (expense), net	82	(633)

Income from operations	10,168	6,705

Interest expense, net	4,180	3,828
Interest expense on mandatorily redeemable preferred stock and management purchased options	3,246	2,918
Interest expense on junior subordinated debentures	3,152	3,182
Investment income on trust common securities	(95)	(95)

Loss before income taxes	(315)	(3,128)

Income tax provision	1,254	709

Net loss	$(1,569)	$(3,837)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE THREE MONTHS ENDED
(dollars in thousands)

	March 31,	March 31,
	2010	2009
		(As restated,
		see Note 2)
Cash flows from operating activities:
Net loss	$(1,569)	$(3,837)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	5,897	6,406
Dispositions of property and equipment	—	31
Deferred income tax provision	871	452
Deferred financing and original issue discount amortization	312	293
Interest on mandatorily redeemable preferred stock and management purchased options	3,246	2,918
Stock-based compensation expense	833	881
Changes in operating items:
Increase in accounts receivable, net	(11,528)	(12,265)
Decrease in inventories, net	295	9,597
Decrease in other assets	17	127
Increase (decrease) in accounts payable	4,868	(3,188)
Increase in interest payable on junior subordinated debentures	—	3,087
(Decrease) increase in other accrued liabilities	(6,014)	2,973
Other items, net	679	437

Net cash (used for) provided by operating activities	(2,093)	7,912

Cash flows from investing activities:
Capital expenditures	(2,976)	(2,493)

Net cash used for investing activities	(2,976)	(2,493)

Cash flows from financing activities:
Repayments of senior term loans	—	(9,000)
Principal payments under capitalized lease obligations	(87)	(77)
Borrowings under other credit obligations	—	462

Net cash used for financing activities	(87)	(8,615)

Net decrease in cash and cash equivalents	(5,156)	(3,196)

Cash and cash equivalents at beginning of period	17,164	7,133

Cash and cash equivalents at end of period	$12,008	$3,937

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (Unaudited)

						Accumulated
			Additional	Class A		Other		Total
	Common Stock		Paid-in	Preferred	Accumulated	Comprehensive	Comprehensive	Stockholders’
	Class A	Class C	Capital	Stock	Deficit	Income (Loss)	Income (Loss)	Deficit
Balance at December 31, 2009	$—	$—	$10,302	$1	$(19,377)	$(1,485)		$(10,559)

Net loss	—	—	—	—	(1,569)	—	$(1,569)	(1,569)
Class A Common Stock FMV adjustment (2)	—	—	(205)	—	—	—	—	(205)
Dividends to shareholders	—	—	(4,471)	—	—	—	—	(4,471)
Change in cumulative foreign translation adjustment (1)	—	—	—	—	—	(37)	(37)	(37)
Change in derivative security value (1)	—	—	—	—	—	10	10	10

Comprehensive loss							$(1,596)

Balance at March 31, 2010	$—	$—	$5,626	$1	$(20,946)	$(1,512)		$(16,831)

(1)	The cumulative foreign translation adjustment and change in derivative security value are net of taxes and represent the only items of other comprehensive income (loss).

(2)	Company management controls 395.7 shares of Class A common stock which contain a put feature that allows redemption at the holder’s option. These shares are classified as temporary equity and have been adjusted to fair value. See Note 10, Common and Preferred Stock, for further details.
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
On March 31, 2004, The Hillman Companies, Inc. was acquired by affiliates of Code Hennessy & Simmons LLC (“CHS”). Pursuant to the terms and conditions of an Agreement and Plan of Merger dated as of February 14, 2004, the Company was merged with an affiliate of CHS with the Company surviving the merger (“2004 Merger Transaction”). The total consideration paid in the 2004 Merger Transaction was $511.6 million including repayment of outstanding debt and including the value of the Company’s outstanding Trust Preferred Securities ($102.4 million at merger).
Affiliates of CHS own 49.3% of the Company’s outstanding common stock and 54.6% of the Company’s voting common stock, Ontario Teacher’s Pension Plan (“OTPP”) owns 28.0% of the Company’s outstanding common stock and 31.0% of the Company’s voting common stock and HarbourVest Partners VI owns 8.7% of the Company’s outstanding common stock and 9.7% of the Company’s voting common stock. OTPP’s voting rights with respect to the election of directors to the Board of Directors is limited to the lesser of 30.0% or the actual percentage of voting stock held. Certain current and former members of management own 13.7% of the Company’s outstanding common stock and 4.4% of the Company’s voting common stock.
The accompanying unaudited condensed consolidated financial statements present information in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. Management believes the financial statements include all normal recurring accrual adjustments necessary for a fair presentation. Operating results for the three month period ended March 31, 2010 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report filed on Form 10-K for the year ended December 31, 2009, as amended by Amendment No.1 to the Company’s annual report filed on Form 10-K/A.
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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
2. Restatement of Consolidated Financial Statements:
Subsequent to the issuance of the Company’s December 31, 2009 consolidated financial statements, the Company concluded that certain of its accounting practices with respect to the income tax accounting for the Purchased Options and the Preferred Options were not in accordance with generally accepted accounting principles. As more fully described in Note 10, Common and Preferred Stock, certain members of management were issued options to purchase shares of the Hillman Companies, Inc. Class A Preferred Stock and the Hillman Investment Company Class A Preferred Stock. Changes in the fair value of the Purchased Options were recognized as interest expense and changes in the fair value of the Preferred Options were recognized as compensation expense. For income tax reporting purposes, changes in the fair value of the Purchased Options and the Preferred Options were treated as permanent book versus tax timing differences and, therefore, no income tax benefit was recognized. Management has determined that, upon exercise, the difference between the redemption value and strike price of the Purchased Options and Preferred Options is deductible for federal and state income tax. Therefore, there should be a tax benefit reported in each period where compensation and interest expense was recognized for the change in the fair value of the Preferred Options and the Purchased Options. Additionally, a benefit should be recognized for the cumulative difference in the fair value and the strike price of the Purchased Options at the date of the 2004 Merger Transaction.
As a result of the above, the Company has restated its condensed consolidated statements of operations and cash flows for the three month period ended March 31, 2009. The following is a summary of the effects of these changes on the Company’s condensed consolidated statements of operations and cash flows for the three months ended March 31, 2009.

	Condensed Consolidated Statement of Operations
For the three months	As Previously
ended March 31, 2009:	Reported	Adjustments	As Restated
Income tax provision	$1,191	$(482)	$709
Net loss	(4,319)	482	(3,837)

	Condensed Consolidated Statement of Cash Flows
For the three months	As Previously
ended March 31, 2009:	Reported	Adjustments	As Restated
Net loss	$(4,319)	$482	$(3,837)
Deferred income tax provision	934	(482)	452

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
3. Summary of Significant Accounting Policies:
Accounts Receivable and Allowance for Doubtful Accounts:
The Company establishes the allowance for doubtful accounts using the specific identification method and also provides a reserve in the aggregate. The estimates for calculating the aggregate reserve are based on historical collection experience. Increases to the allowance for doubtful accounts result in a corresponding expense. The allowance for doubtful accounts was $550 at March 31, 2010 and $514 at December 31, 2009.
Shipping and Handling:
The costs incurred to ship product to customers, including freight and handling expenses, are included in selling, general and administrative (“SG&A”) expenses on the Company’s statements of operations. The shipping and handling costs included in SG&A were $4,245 and $3,805 for the quarters ended March 31, 2010 and 2009, respectively.
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
4. Recent Accounting Pronouncements:
In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance on fair value measurements disclosures. This guidance amends the ASC to require new disclosures for fair value measurements and provides clarification for existing disclosure requirements. The guidance requires new disclosures about transfers in and out of Levels 1 and 2 and further descriptions for the reasons for the transfers. The guidance also requires more detailed disclosure about the activity within Level 3 fair value measurements. The Company adopted the guidance on January 1, 2010, except for the requirements related to Level 3 disclosures, which will be effective for annual and interim reporting periods beginning after December 15, 2010. This guidance requires expanded disclosures only, and did not and is not expected to have a material impact on the Company’s consolidated results of operations and financial conditions.
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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
5. Other Intangibles, net:
Intangible assets are amortized over their useful lives. Other intangibles, net as of March 31, 2010 and December 31, 2009 consist of the following:

	Estimated
	Useful Life	March 31,	December 31,
	(Years)	2010	2009
Customer relationships — Hillman	23	$126,651	$126,651
Customer relationships — All Points	15	555	555
Trademarks	Indefinite	47,394	47,394
Patents	9	7,960	7,960
Non Compete Agreements	4	5,742	5,742

Intangible assets, gross		188,302	188,302
Less: Accumulated amortization		43,268	41,662

Other intangibles, net		$145,034	$146,640

The Company’s amortization expense for amortizable assets for the three months ended March 31, 2010 and 2009 was $1,607 and $1,728, respectively. For the years ended December 31, 2010, 2011, 2012, 2013, 2014, and 2015, amortization expense for amortizable assets is estimated to be $6,428, $6,428, $6,428, $5,764 $5,544 and $5,544, respectively.
6. Commitments and Contingencies:
The Company self insures its product liability, automotive, worker’s compensation and general liability losses up to $250 per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences in excess of $250 up to $35,000. The two risk areas involving the most significant accounting estimates are workers’ compensation and automotive liability. Actuarial valuations performed by the Company’s outside risk insurance expert, Insurance Services Office, Inc., were used to form the basis for workers’ compensation and automotive liability loss reserves. The actuary contemplated the Company’s specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes the liability of approximately $2,108 recorded for such risk insurance reserves is adequate as of March 31, 2010, but due to judgments inherent in the reserve estimation process, it is possible the ultimate costs will differ from this estimate.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
6. Commitments and Contingencies (continued):
As of March 31, 2010, the Company has provided certain vendors and insurers letters of credit aggregating $5,487 related to its product purchases and insurance coverage of product liability, workers compensation and general liability.
The Company self-insures its group health claims up to an annual stop loss limit of $200 per participant. Aggregate coverage is maintained for annual group health insurance claims in excess of 125% of expected claims. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves. Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claim data and certain actuarial assumptions. The Company believes the liability of approximately $1,727 recorded for such group health insurance reserves is adequate as of March 31, 2010, but due to judgments inherent in the reserve estimation process, it is possible the ultimate costs will differ from this estimate.
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
7. Related Party Transactions:
The Company is obligated to pay management fees to a subsidiary of Code Hennessy & Simmons LLC which owns 49.3% of the Company’s outstanding common stock and 54.6% of the Company’s voting common stock in the amount of $58 per month. The Company is also obligated to pay transaction fees to a subsidiary of Ontario Teacher’s Pension Plan which owns 28.0% of the Company’s outstanding common stock and 31.0% of the Company’s voting common stock in the amount of $26 per month, plus out of pocket expenses. The Company has recorded management and transaction fee charges and expenses from CHS and OTPP of $251 and $253 for the three month periods ended March 31, 2010 and 2009, respectively.
Gregory Mann and Gabrielle Mann are employed by the All Points subsidiary of Hillman as President and Vice President, respectively. All Points leases an industrial warehouse and office facility from companies under the control of the Mann’s. The Company has recorded rental expense for the lease of this facility, on an arms length basis, in the amount of $83 for each of the three month periods ended March 31, 2010 and 2009.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
8. Income Taxes:
The Company’s policy is to estimate income taxes for interim periods based on estimated annual effective tax rates. These are derived, in part, from expected pre-tax income. However, the income tax provision for the three month period ended March 31, 2010 has been computed on a discrete period basis. This is due to the Company’s variability in income between quarters combined with the large permanent book versus tax differences and the relatively low pre-tax income. This creates the inability to reliably estimate pre-tax income for the remainder of the year. Accordingly, the interim tax provision for the three month period ended March 31, 2010 was calculated by multiplying pre-tax earnings, adjusted for permanent book versus tax basis differences, by the statutory income tax rate.
The effective income tax rates were -398.1% and -22.7% for the three month periods ended March 31, 2010 and 2009, respectively. In addition to the effect of state taxes, the effective income tax rate differed from the federal statutory rate primarily due to the effect of nondeductible interest on mandatorily redeemable preferred stock and stock compensation expense.
9. Long Term Debt:
Effective August 7, 2009 the Company, through the Hillman Group, entered into an Amended and Restated Credit Agreement which amended its revolving credit and senior term loan (“Amended Senior Credit Agreement”). Lenders representing 82.3% of the outstanding balance of the revolving credit and senior term loan consented to the Amended Senior Credit Agreement (“Consenting Lenders”). For the 17.7% of Lender commitments which did not consent to the amendment (“Non-Consenting Lenders”) pricing and amortization of the senior term loan remain unchanged. Under the terms of the Amended Senior Credit Agreement, the Consenting Lenders agreed to extend the term of the Senior Credit Agreement to March 31, 2012 from March 31, 2011. Amortization of the senior term loan was set at 1.5% per quarter beginning September 1, 2009, with the remainder due at maturity. Pricing on the senior term loan was increased from LIBOR plus a margin of 2.75% to LIBOR plus a margin of 4.50%. The fixed charge and interest coverage covenants remained the same and were extended for 12 months while the leverage covenant was extended 12 months and increased 0.25 to 3.0 times from March 31, 2010 to March 31, 2012. Additionally, the amendment includes an $18,000 delayed draw term loan (“Delayed Draw”) which can be used only to fund all or a portion of the amortization payments for the Non-Consenting Lenders. The pricing, covenants, terms and conditions for the Delayed Draw are the same as under the Amended Senior Credit Agreement.
The Amended Senior Credit Agreement extended the revolving credit line to March 31, 2012 from March 31, 2011 and reduced it from $40,000 to $20,000. Pricing on the revolving credit line was increased from LIBOR plus a margin of 2.75% to LIBOR plus a margin of 4.50% and the unused commitment fee was increased 25 basis points to 75 basis points.
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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
10. Common and Preferred Stock:
Common Stock issued in connection with the 2004 Merger Transaction:
There are 23,141 authorized shares of Class A Common Stock, 6,201.0 of which are issued and outstanding. Each share of Class A Common Stock entitles its holder to one vote. Each holder of Class A Common Stock is entitled at any time to convert any or all of the shares into an equal number of shares of Class C Common Stock.
There are 2,500 authorized shares of Class B Common Stock, 970.6 of which are issued and outstanding. Holders of Class B Common Stock have no voting rights. The Class B Common Stock was purchased by and issued to certain members of the Company’s management and is subject to vesting over five years with 20% vesting on each anniversary of the 2004 Merger Transaction.
In connection with the 2004 Merger Transaction, certain members of management entered into an Executive Securities Agreement (“ESA”). The ESA provides for the method and terms under which management proceeds were invested in the Company. Under the terms of the ESA, management shareholders have the right to put their Class A Common Stock and Class B Common Stock back to the Company at fair value if employment is terminated for other than cause. If terminated for cause, the management shareholders can generally put the Class A Common Stock and Class B Common Stock back to the Company for the lower of the fair value or cost. Securities whose redemption is not in the control of the issuer are required to be classified outside of permanent equity. The put feature embedded in management’s Class A Common Stock and Class B Common Stock allows redemption at the holder’s option if employment is terminated for other than cause, resignation by the executive security holder, death, disability or retirement at age 61. Accordingly, management’s 395.7 Class A Common Stock shares and 970.6 Class B Common Stock shares have been classified between liabilities and stockholder’s equity in the accompanying condensed consolidated balance sheet. The fair value and cost of the Class A Common Stock subject to the put feature were $2,363 and $396, respectively at March 31, 2010 and $2,158 and $396, respectively at December 31, 2009. The fair value and cost of the Class B Common Stock subject to the put feature were $5,795 and $971, respectively at March 31, 2010 and $5,293 and $971, respectively at December 31, 2009.
Securities that are either currently redeemable or where redemption is probable are to be marked to redemption value with a corresponding charge to accumulated paid in capital. The ESA allows the management shareholders to put, or redeem, the Class A Common Stock back to the Company if terminated for other than cause. Under the terms of the ESA, the redemption value of the Class A Common Stock is equal to the fair value as determined by the Board of Directors. Accordingly, the Class A Common stock has been adjusted to its fair value of $2,363 as of March 31, 2010 with a corresponding decrease in additional paid-in capital of $205.
The repurchase feature of the Class B Common Stock triggers liability accounting treatment. See Note 11, Stock-Based Compensation, for further information.
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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
10. Common and Preferred Stock (continued):
Preferred Stock:
The Company has 238,889 authorized shares of Class A Preferred Stock, 82,104.8 of which are issued and outstanding and 13,450.7 of which are reserved for issuance upon the exercise of options to purchase shares of Class A Preferred Stock. Holders of Class A Preferred Stock are not entitled to any voting rights. Holders of Class A Preferred Stock are entitled to preferential dividends that shall accrue on a daily basis at the rate of 11.5% per annum of the sum of the Liquidation Value (as defined in the Restated Certificate of Incorporation) plus all accumulated and unpaid dividends thereon. At March 31, 2010, the Liquidation Value including accumulated and unpaid dividends was $1,974 per share.
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
The Hillman Investment Company Class A Preferred Stock is mandatorily redeemable on March 31, 2028 and has been classified as debt in the accompanying condensed consolidated balance sheets. The Hillman Investment Company Class A Preferred Stock is redeemable at its liquidation value of $1,000 per share plus all accumulated and unpaid dividends. Dividends on the mandatorily redeemable Class A Preferred Stock were $2,901 and $2,605 for the three month periods ended March 31, 2010 and 2009, respectively. The dividends on the mandatorily redeemable Class A Preferred Stock are recorded as interest expense in the accompanying condensed consolidated statements of operations. At March 31, 2010, the liquidation value including accumulated and unpaid dividends was $1,918 per share.
The Company incurred $2,415 in financing fees in connection with the issuance of the Hillman Investment Company Class A Preferred Stock. The financing fees were capitalized and will be amortized over the redemption period using the effective interest method. Interest expense of $10 and $9 was included in the accompanying condensed consolidated statements of operations for the three month periods ended March 31, 2010 and 2009, respectively.
Management believes the liquidation value of the Class A Preferred Stock and the Hillman Investment Company Class A Preferred Stock, including accumulated and unpaid dividends, approximates fair value at March 31, 2010.
Under the terms of the Company’s Senior Credit Agreement, dividend payments on equity securities are restricted. Dividends to officers and directors are allowable under certain circumstances up to a limit of $2,000 per year.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
10. Common and Preferred Stock (continued):
Purchased Options:
In connection with the 2004 Merger Transaction, options in the predecessor to the Company were cancelled and converted into rights to receive options to purchase 3,895.16 shares of Hillman Companies, Inc. Class A Preferred Stock and 2,717.55 shares of Hillman Investment Company Class A Preferred Stock (collectively the “Purchased Options”). The Purchased Options have a weighted average strike price of $170.69 per share. The fair value of the Hillman Investment Company Class A Preferred Stock options has been included with the underlying security in the accompanying condensed consolidated balance sheets. Security instruments with a redemption date that is certain to occur are to be classified as liabilities. The Hillman Companies, Inc. Class A Preferred Stock options, which have a March 31, 2028 expiration date, have been classified at their fair value in the liability section of the accompanying condensed consolidated balance sheets. To the extent the Company pays a dividend to holders of the Class A Preferred Stock and the Hillman Investment Company Class A Preferred Stock, the Purchased Option holder will be entitled to receive an amount equal to the dividend which would have been paid if the Purchased Options had been exercised on the date immediately prior to the record date for the dividend. Dividends on the Purchased Options are recorded as interest expense in the accompanying condensed consolidated statement of operations. Additionally, under the terms of the ESA, the Purchased Options can be put back to the Company at fair value if employment is terminated.
The initial and subsequent valuations of the Purchased Options are measured at fair value with the change in fair value recognized as interest expense. Interest expense of $344 and $313 was recorded for the three month periods ended March 31, 2010 and 2009, respectively, in the accompanying condensed consolidated statements of operations to recognize the increase in fair value of the Purchased Options.
The table below reconciles the components of the Preferred Stock and the Purchased Options to the accompanying condensed consolidated balance sheets:

	March 31,	December 31,
	2010	2009
Hillman Investment Company Class A Preferred Stock	$57,282	$57,282
Purchased Options — Hillman Investment Company Class A Preferred Stock	2,188	2,188
Accumulated and unpaid dividends	55,019	51,982

Total mandatorily redeemable preferred stock	$114,489	$111,452

Purchased Options — Hillman Companies, Inc. Class A Preferred Stock	$3,135	$3,135
Accumulated and unpaid dividends	3,690	3,482

Total management purchased preferred options	$6,825	$6,617

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
Under the terms of the ESA, the executive has the right to put the Class A Preferred Stock, the Hillman Investment Company Class A Preferred Stock and the Class A Common Stock back to the Company at fair value if employment is terminated for other than cause. If terminated for cause, the shares can be put back to the Company for the lower of cost or the fair value. As discussed above, the put feature embedded in the Class A Preferred Stock and the Class A Common Stock requires classification outside permanent equity. Accordingly, the Class A Preferred Stock and the Class A Common Stock were classified between liabilities and stockholder’s (deficit) equity in the accompanying condensed consolidated balance sheet.
The 62 shares of Hillman Investment Company Class A Preferred Stock were mandatorily redeemable on March 31, 2028, and were classified as a liability in the accompanying condensed consolidated balance sheets.
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
Preferred Options:
On March 31, 2004, certain members of the Company’s management were granted options to purchase 9,555.5 shares of Class A Preferred Stock and 6,666.7 shares of Hillman Investment Company Class A Preferred Stock (collectively the “Preferred Options”). The Preferred Options were granted with an exercise price of $1,000 per share which was equal to the value of the underlying Preferred Stock. The Preferred Options vest over five years with 20% vesting on each anniversary of the 2004 Merger Transaction. Holders of the Preferred Options are entitled to accrued dividends as if the underlying Preferred Stock were issued and outstanding as of the grant date.
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
Upon resignation from the Company after the third anniversary of grant, termination by the Company without cause, death or disability, or retirement at age 61, the holder of the Preferred Options has a put right on the vested securities at a price equal to fair value less any option exercise price payable. Accounting guidance requires that stock-based compensation awards are classified as liabilities if the underlying security is classified as a liability. Therefore, the Preferred Options are treated as liability classified awards.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
11. Stock-Based Compensation (continued):
Accounting guidance allows nonpublic entities, such as the Company, to make a policy decision as to whether to measure its liability awards at fair value or intrinsic value. Management has determined the lack of an active market, trading restrictions and absence of any trading history preclude the reasonable estimate of fair value. Regardless of the valuation method selected, a nonpublic entity is required to re-measure its liabilities under share based payment awards at each reporting date until settlement. Accordingly, the Company has elected to use the intrinsic value method to value the Preferred Options at the end of each reporting period pro-rated for the portion of the service period rendered. Compensation expense of $833 and $881 was recognized in the accompanying condensed consolidated statements of operations for the three month periods ended March 31, 2010 and 2009, respectively.
At March 31, 2010, the aggregate intrinsic value of the outstanding Preferred Options was $15,789, and the intrinsic value of the exercisable Preferred Options was $15,789. The value of the Preferred Options is included under other non-current liabilities on the accompanying condensed consolidated balance sheets.
Class B Common Shares:
The outstanding shares of Class B Common Stock are subject to vesting over five years with 20% of the shares vesting on each anniversary of the 2004 Merger Transaction. Vested shares of the Class B Common Stock can be put back to the Company at fair value upon termination. Unvested shares of the Class B Common Stock are puttable at the lesser of fair value or cost. Accordingly, the value of the Class B common shares is adjusted at each balance sheet date to fair value for the proportion of consideration received in the form of employee service plus an amount equal to the lesser of fair value or original cost for the proportion of the Class B common shares for which employee service has not been recognized. The proportion of consideration recognized is based on the percentage of employee services for each of the 5 vesting periods. On a weighted average basis, the proportion of service deemed to have been earned for the Class B Common Shares was 100% at March 31, 2010.
There have been no grants or forfeitures of shares of Class B Common Stock since the 2004 Merger Transaction. At March 31, 2010, there were 970.6 Class B Common shares vested with a fair value of $5,970.8 per share. For the three month periods ended March 31, 2010 and 2009, compensation expense of $502 and $415, respectively, was recorded in the accompanying condensed consolidated statements of operations.
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
The 2008 Swap was designated as a cash flow hedge, and the fair value at March 31, 2010 was $(1,151), net of $727 in taxes. The 2008 Swap was reported on the condensed consolidated balance sheet in other non-current liabilities with a related deferred charge recorded as a component of other comprehensive income in shareholders’ equity.

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
The following tables set forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the periods ended March 31, 2010 and December 31, 2009, by level, within the fair value hierarchy:

	As of March 31, 2010
	Level 1	Level 2	Level 3	Total
Trading securities	$3,060	$—	$—	$3,060
Interest rate swap	—	(1,878)	—	(1,878)
Fixed rate debt	—	(49,820)	—	(49,820)

	As of December 31, 2009
	Level 1	Level 2	Level 3	Total
Trading securities	$3,043	$—	$—	$3,043
Interest rate swap	—	(1,894)	—	(1,894)
Fixed rate debt	—	(49,820)	—	(49,820)
Trading securities are valued using quoted prices on an active exchange. Trading securities represent assets held in a Rabbi Trust to fund deferred compensation liabilities and are included as restricted investments on the accompanying condensed consolidated balance sheets.
For the three months ended March 31, 2010, the unrealized gains on these securities of $81 were recorded as other income. An offsetting entry, for the same amount, increasing the deferred compensation liability and compensation expense within SG&A was also recorded.
For the three months ended March 31, 2009, the unrealized losses on these securities of $224 were recorded as other expense. An offsetting entry, for the same amount, decreasing the deferred compensation liability and compensation expense within SG&A was also recorded.
The Company utilizes interest rate swap contracts to manage its targeted mix of fixed and floating rate debt, and these swaps are valued using observable benchmark rates at commonly quoted intervals for the full term of the swaps. The 2008 Swap was included in other non-current liabilities as of March 31, 2010 on the accompanying condensed consolidated balance sheet.
Fixed rate debt is valued at its fair value which is approximately equal to its current outstanding principal amount and is included in long-term unsecured subordinated notes on the accompanying condensed consolidated balance sheets.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)
14. Subsequent Events:
The Company’s management has evaluated potential subsequent events for recording and disclosure in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.
On April 21, 2010, Code Hennessy & Simmons LLC, Ontario Teachers’ Pension Plan and certain members of Hillman management entered into a Merger Agreement to sell 100% of the Company’s outstanding common stock to OHCP HM Acquisition Corp., an affiliate of Oak Hill Capital Partners (the “Purchaser”), and certain members of management. The Purchaser will acquire 100% of the capital stock of Hillman in a reverse subsidiary merger pursuant to which the Merger Sub will merge with and into Hillman, with Hillman as the surviving company (the “Merger”). Immediately following the Merger, Hillman will become a wholly owned subsidiary of the Purchaser. In addition, in connection with the Merger, the Purchaser shall repay or cause to be repaid Hillman’s indebtedness under its secured credit facilities as of the effective time of the Merger. The Merger Agreement has a total transaction value of approximately $815 million for the sale of the Company, including repayment of outstanding debt and including the value of the Company’s outstanding Trust Preferred Securities. The Merger Agreement is subject to a working capital adjustment and certain closing conditions and is anticipated to close by the end of the second quarter of 2010.
The Company’s Trust Preferred Securities will remain outstanding and will not be converted or exchanged in connection with the Merger.
In connection with the Merger, the Company expects that its existing Amended Senior Credit Facility and its Subordinated Debt Issuance will be refinanced. The Company further expects to enter into a new $320 million Senior Secured Credit Facility and to issue approximately $150 million of Senior Unsecured Notes in connection with the Merger.
In March 1996, Hillman entered into a 20 year license agreement with Quick-Tag Holdings (“Quick-Tag”). Under the terms of the license agreement, Hillman pays Quick-Tag a royalty for every product engraved using the Quick-Tag technology. On May 4, 2010, Hillman signed a letter of intent to purchase the license from Quick-Tag and all related patents for a price of $11.5 million. A definitive agreement is expected to be signed on or before May 31, 2010.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
All of the financial information presented in this Item 2 has been adjusted to reflect the restatement of the accompanying consolidated financial statements as of and for the three month fiscal period ended March 31, 2009. Specifically, we have restated our condensed consolidated statement of income and condensed consolidated statement of cash flows for the three months ended March 31, 2009. The restatement is more fully described in Note 2 “Restatement of Consolidated Financial Statements,” which is included in the notes to condensed consolidated financial statements of this Form 10-Q.
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
These forward-looking statements are not historical facts, but rather are based on management’s current expectations, assumptions and projections about future events. Although management believes that the expectations, assumptions and projections on which these forward-looking statements are based are reasonable, they nonetheless could prove to be inaccurate, and as a result, the forward-looking statements based on those expectations, assumptions and projections also could be inaccurate. Forward-looking statements are not guarantees of future performance. Instead, forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause the Company’s strategy, planning, actual results, levels of activity, performance, or achievements to be materially different from any strategy, planning, future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Actual results could differ materially from those currently anticipated as a result of a number of factors, including the risks and uncertainties discussed under captions “Risk Factors” set forth in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as amended by Amendment No.1 to the Company’s annual report filed on Form 10-K/A. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements.
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
2004 Merger Transaction
On March 31, 2004, The Hillman Companies, Inc. was acquired by affiliates of Code Hennessy & Simmons LLC (“CHS”). Pursuant to the terms and conditions of an Agreement and Plan of Merger dated as of February 14, 2004, the Company was merged with an affiliate of CHS with the Company surviving the merger (“2004 Merger Transaction”). The total consideration paid in the 2004 Merger Transaction was $511.6 million including repayment of outstanding debt and including the value of the Company’s outstanding Trust Preferred Securities ($102.4 million at merger).
Affiliates of CHS own 49.3% of the Company’s outstanding common stock and 54.6% of the Company’s voting common stock, Ontario Teacher’s Pension Plan (“OTPP”) owns 28.0% of the Company’s outstanding common stock and 31.0% of the Company’s voting common stock and HarbourVest Partners VI owns 8.7% of the Company’s outstanding common stock and 9.7% of the Company’s voting common stock. OTPP’s voting rights with respect to the election of directors to the Board of Directors is limited to the lesser of 30.0% or the actual percentage of voting stock held. Certain current and former members of management own 13.7% of the Company’s outstanding common stock and 4.4% of the Company’s voting common stock.
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
On July 21, 2006, the Company amended and restated the Senior Credit Agreement. The Term Loan was increased by $22.4 million to $235.0 million. Proceeds of the additional Term Loan borrowings were used to pay down outstanding Revolver borrowings. The Revolver credit line remained at $40.0 million. Additionally, the LIBOR margin on the Term Loan was reduced by 25 basis points and certain financial covenants were revised to provide additional flexibility. There were no other significant changes to the Senior Credit Agreement. The Company incurred approximately $1.1 million in financing fees in connection with the amended and restated agreement. The fees were capitalized and are amortized over the remaining term of the Senior Credit Agreement, as amended.
Effective August 7, 2009 the Company, through the Hillman Group, amended its revolving credit and senior term loan (“Amended Senior Credit Agreement”). Lenders representing 82.3% of the outstanding balance of the revolving credit and senior term loan consented to the Amended Senior Credit Agreement (“Consenting Lenders”). For the 17.7% of Lender commitments which did not consent to the amendment (“Non-Consenting Lenders”) pricing and amortization of the senior term loan remain unchanged. Under the terms of the Amended Senior Credit Agreement the Consenting Lenders agreed to extend the term of the Senior Credit Agreement to March 31, 2012 from March 31, 2011. Amortization of the senior term loan was set at 1.5% per quarter beginning September 1, 2009 with the remainder due at maturity. Pricing on the senior term loan was increased from LIBOR plus a margin of 2.75% to LIBOR plus a margin of 4.50%. The fixed charge and interest coverage covenants remained the same and were extended for 12 months while the leverage covenant was extended 12 months and increased 0.25 to 3.00 times from March 31, 2010 to March 31, 2012. Additionally, the amendment included an $18 million delayed draw term loan (“Delayed Draw”) which can be used only to fund all or a portion of the amortization payments for the Non-Consenting Lenders. The pricing, covenants, terms and conditions for the Delayed Draw were the same as the amended Senior Credit Agreement. The Company incurred approximately $2.5 million in financing fees in connection with the amended agreement. The fees were capitalized and are being amortized over the remaining term of the Amended Senior Credit Agreement.
The revolving credit line was extended to March 31, 2012 from March 31, 2011 and reduced from $40 million to $20 million. Pricing on the revolving credit line was increased from LIBOR plus a margin of 2.75% to LIBOR plus a margin of 4.50% and the unused commitment fee was increased 25 basis points to 75 basis points.
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

Results of Operations
Sales and Profitability for the Three Months Ended March 31,

	(dollars in thousands)
	2010		2009
		% of		% of
	Amount	Total	Amount	Total
			(As restated,
			see Note 2)
Net sales	$108,460	100.0%	$112,213	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	51,938	47.9%	58,276	51.9%

Gross profit	56,522	52.1%	53,937	48.1%

Operating expenses:
Selling	20,846	19.2%	20,542	18.3%
Warehouse & delivery	11,824	10.9%	11,742	10.5%
General & administrative	6,191	5.7%	6,360	5.7%
Stock compensation expense	1,427	1.3%	1,296	1.2%

Total SG&A	40,288	37.1%	39,940	35.6%
Depreciation	4,290	4.0%	4,678	4.2%
Amortization	1,607	1.5%	1,728	1.5%
Management and transaction fees to related party	251	0.2%	253	0.2%

Total operating expenses	46,436	42.8%	46,599	41.5%

Other income (expense), net	82	0.1%	(633)	-0.6%

Income from operations	10,168	9.4%	6,705	6.0%

Interest expense, net	4,180	3.9%	3,828	3.4%
Interest expense on mandatorily redeemable preferred stock & management purchased options	3,246	3.0%	2,918	2.6%
Interest expense on junior subordinated notes	3,152	2.9%	3,182	2.8%
Investment income on trust common securities	(95)	-0.1%	(95)	-0.1%

Loss before income taxes	(315)	-0.3%	(3,128)	-2.8%

Income tax provision	1,254	1.2%	709	0.6%

Net loss	$(1,569)	-1.4%	$(3,837)	-3.4%

Current Economic Conditions
The U.S. economy has undergone a period of recession and the future economic environment may continue to be less favorable than that of recent years. This slowdown has, and could further lead to, reduced consumer and business spending in the foreseeable future, including by our customers. In addition, economic conditions, including decreased access to credit, may result in financial difficulties leading to restructurings, bankruptcies, liquidations and other unfavorable events for our customers, suppliers and other service providers. If such conditions continue or further deteriorate in the remainder of 2010 or through fiscal 2011, our industry, business and results of operations may be impacted.
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
The Company is sensitive to inflation or deflation present in the economies of the United States and foreign suppliers located primarily in Taiwan and China. For the last several years leading up to 2009, the rapid growth in China’s economic activity produced significantly rising costs of certain imported fastener products. In addition, the cost of commodities such as copper, zinc, aluminum, nickel, and plastics used in the manufacture of other Company products increased sharply. Further, increases in the cost of diesel fuel contributed to transportation rate increases. In the second half of 2008 and during the first half of 2009, national and international economic difficulties started a reversal of the trend of rising costs for our products and commodities used in the manufacture of our products, including a decrease in the cost of oil and diesel fuel. During the second half of 2009 and the first quarter of 2010,the Company has seen an end to decreasing costs and, in certain instances, moderate increases in the costs for our products and commodities used in the manufacture of our products. While inflation and resulting cost increases over a period of years would result in significant increases in inventory costs and operating expenses, the opposite is true when exposed to a prolonged period of cost decreases. The ability of the Company’s operating divisions to institute price increases and seek price concessions, as appropriate, is dependent on competitive market conditions.
Three Months Ended March 31, 2010 and 2009
The Company had net sales of $108.5 million in the first quarter of 2010, a decrease of $3.8 million or 3.3% from the first quarter of 2009. The sales in every division for the first quarter of 2009 benefited from one additional business day, which generated approximately $1.7 million in sales, when compared to the first quarter of 2010. Adjusted for one less shipping day, sales for the first quarter of 2010 declined 1.9% compared to the same quarter in 2009.
Sales of engraving products decreased $2.3 million in the first quarter of 2010 primarily as a result of the reduced sales to Petsmart which switched a significant number of store accounts to a competing tag supplier. Unfavorable economic conditions were a significant factor in sales declines from the prior year period to traditional franchise and independent accounts (“F&I”), All Points customers, and warehouse customers of $1.9 million, $0.8 million and $0.6 million, respectively.
The sales to national accounts increased $1.7 million or 3.3% in the first quarter of 2010 as compared to the first quarter of 2009 primarily as a result of $1.6 million more in sales of fasteners to Lowe’s and higher sales to Sears of $1.9 million for a new fastener related program. The sales to Menards decreased by $0.3 million and the sales to Pep Boys decreased by $1.6 million due to the comparison to new programs sold to these accounts in the first quarter of 2009.
The sales of the Mexican division were $1.5 million in the first quarter of 2010, an increase of $0.4 million as a result of new product offerings and new store openings by Home Depot Mexico. The sales of the Canadian division were $1.5 million in the first quarter of 2010, an increase of $0.1 million from the prior year period. Other sales to regional, commercial industrial, direct marketing, and Latin American accounts decreased by $0.4 million to $9.0 million in the first quarter of 2010 from $9.4 million in the same period of 2009.
The Company’s gross profit percentage was 52.1% in the first quarter of 2010 compared to 48.1% in the first quarter of 2009. The Company experienced a significant increase in the unit cost of inventory during the first three quarters of 2008 as a result of increases in related commodities used in our products such as steel, zinc, nickel, aluminum, copper and plastics. The higher unit cost negatively impacted gross profit in the second half of 2008 and first half of 2009 as the higher unit cost product sold through inventory. In 2009, commodity prices moderated and in particular the cost of steel based fasteners sourced primarily from Taiwan and China returned to the levels prior to the significant price increases seen in the second and third quarters of 2008. The Company anticipates that the average inventory unit costs will remain stable for the remainder of this year.
The Company’s selling, general and administrative expenses (“SG&A”) of $40.3 million in the first quarter of 2010 were approximately $0.4 million more than the prior year period. Selling expenses increased $0.3 million or 1.5% primarily as a result of increased auto and travel related expenses to provide service and merchandising to our customers. Warehouse and delivery expense of $11.8 million in the first quarter of 2010 increased by $0.1 million from the prior year. Freight expense, the largest component of warehouse and delivery expense, increased from 3.8% of sales in 2009 to 4.1% of sales in the comparable 2010 quarter. The 2010 freight costs included the negative impact of higher fuel surcharges. In 2010, the lower sales volume and improvements in warehouse operations resulted in warehouse labor cost which was $0.24 million lower than the first quarter of 2009.
General and administrative (“G&A”) expenses of $6.2 million decreased by $0.2 million in the first quarter of 2010 compared to the first quarter of 2009. The decrease in G&A expenses was the result of the decreased cost of $0.2 million in salaries, wages, and benefits together with a decrease of $0.3 million in legal and other professional services. In addition, the investment performance of securities held in the unqualified deferred compensation plan’s Rabbi Trust provided an unfavorable adjustment of $0.1 million in the first quarter of 2010 compared to a favorable adjustment of $0.2 million in the same period of 2009. In both periods, an offsetting adjustment was recorded in other expense, net.
Stock compensation expenses from stock options primarily related to the 2004 Merger Transaction were a charge of $1.4 million in the first quarter of 2010 compared to a charge of $1.3 million in the same prior year period. The change in the fair value of the Class B Common Stock is included in stock compensation expense and this resulted in a charge of $0.5 million in the first quarter of 2010 as compared to a charge of $0.4 million in the same prior year period.
Depreciation expense of $4.3 million in the first quarter of 2010 was $0.4 million less than depreciation expense of $4.7 million in the first quarter of 2009.
Amortization expense of $1.6 million in the first quarter of 2010 was $0.1 million less than the amortization expense in the same quarter of 2009.
The Company recorded management and transaction fees of $0.3 million for the first quarter of 2010 and recorded the same amount in the first quarter of 2009. The Company is obligated to pay management fees to a subsidiary of CHS for management services rendered in the amount of $58 thousand per month, plus out-of-pocket expenses, and to pay transaction fees to a subsidiary of OTPP for transaction services rendered in the amount of $26 thousand per month, plus out of pocket expenses, for each month commencing after March 31, 2004.

Other income (expense), net for the three months ended March 31, 2010 was income of $0.1 million compared to expense of $0.6 million for the same period of 2009. The investment performance of securities held in the unqualified deferred compensation plan’s Rabbi Trust generated income of $0.1 million in first quarter of 2010 and expense of $0.2 million in the first quarter of 2009. The first quarter of 2009 also contained a charge of $0.4 million for termination and restructuring costs associated with the closing of the Albany distribution center and a reduction of the Company’s workforce in response to the economic downturn.
Income from operations for the three months ended March 31, 2010 was $10.2 million, an increase of $3.5 million from the same period of the prior year.
The Company’s condensed consolidated operating profit margin (income from operations as a percentage of net sales) increased from 6.0% in the first quarter of 2009 to 9.4% in the same period of 2010. The increase in the operating profit margin was primarily the result of an increase in gross profit as a percentage of sales together with an increase in other income which were partially offset by an increase in selling, warehouse and delivery costs expressed as a percentage of sales.
Interest expense, net, increased $0.4 million to $4.2 million in the first quarter of 2010 from $3.8 million in the same period of 2009. The increase in interest expense was the result of higher borrowing rates on the Term B Loans and the unsecured subordinated notes which was partially offset by a reduction in the principal balance of the Term B Loans. See “Liquidity and Capital Resources – Borrowings” for a description of the Amended Senior Credit Agreement.
Interest expense on the mandatorily redeemable preferred stock and management purchased options increased by $0.3 million due to compounding of interest to $3.2 million in the first quarter of 2010 from $2.9 million in the same prior year period.
The Company pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.2 million per annum in the aggregate. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. For the quarter ended March 31, 2010, the Company paid $3.2 million in interest on the Junior Subordinated Debentures, which is equivalent to the amount distributed by the Trust on the Trust Preferred Securities.
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
The Company receives investment income on the trust common securities in the amount of $0.4 million per annum. The Trust distributes the equivalent net amount to the holders of the trust preferred securities. The Company also pays interest to the Trust on the Junior Subordinated Debentures underlying the trust common securities at the rate of 11.6% per annum on their face amount of $3.3 million, or $0.4 million per annum in the aggregate. The Trust distributes an equivalent amount to the Company as a distribution on the underlying trust common securities. For the three months ended March 31, 2010 and 2009, the Company paid $0.1 million in interest on the Junior Subordinated Debentures, which is equivalent to the amounts received by the Company as investment income.

The Company recorded an income tax provision of $1.2 million on a pre-tax loss of $0.3 million in the first quarter of 2010 compared to an income tax provision of $0.7 million on pre-tax loss of $3.1 million in the first quarter of 2009. The effective income tax rates were -398.1% and -22.7% for the three months ended March 31, 2010 and 2009, respectively. The effective income tax rate differed from the federal statutory rate primarily as a result of the effect of non-deductible interest on the mandatorily redeemable preferred stock and stock compensation expense recorded on the Class B Common Stock. The non-deductible interest and compensation expense described above impacted the effective income tax rate from the federal statutory rate by -378.2% and -33.8% in the three month periods ended March 31, 2010 and 2009, respectively.
In the first quarter of 2009, the Company recorded a valuation reserve of $0.4 million against the deferred tax asset related to a capital loss recognized in the period by the Company’s non-qualified deferred compensation plan. This impacted the effective income tax rate from the federal statutory rate by -12.8% in the three month period ended March 31, 2009. The remaining differences between the effective income tax rate and the federal statutory rates in both three month periods were primarily due to state and foreign income taxes.

Liquidity and Capital Resources
Cash Flows
The statements of cash flows reflect the changes in cash and cash equivalents for the three months ended March 31, 2010 and 2009 by classifying transactions into three major categories: operating, investing and financing activities.
Operating Activities
Net cash used for operating activities for the quarter ended March 31, 2010 of $2,093 was the result of the net loss adjusted for non-cash charges of $9.6 million for depreciation, amortization, deferred taxes, deferred financing, stock-based compensation and interest on mandatorily redeemable preferred stock and management purchased options which was offset by cash related adjustments of $11.7 million for routine operating activities represented by changes in inventories, accounts receivable, accounts payable, accrued liabilities and other assets. In the first quarter of 2010, routine operating activities used cash through an increase in accounts receivable of $11.5 million and a decrease in accrued liabilities of $6.0 million. This was partially offset by an increase in accounts payable of $4.9 million and decreases in inventories of $0.3 million and other of $0.6 million. The increase in accounts receivable was the result of the seasonal increase in sales for the latter part of the first quarter. The decrease in accrued liabilities was the result of routine payment of prior year end accrued payroll and bonus amounts.
Net cash provided from operating activities for the first quarter of 2009 of $7.9 million was the result of the net loss adjusted for non-cash charges of $7.1 million for depreciation, amortization, dispositions of property and equipment, deferred taxes, deferred financing, stock-based compensation and interest on mandatorily redeemable preferred stock and management purchased options which was in addition to cash related adjustments of $0.8 million for routine operating activities represented by changes in inventories, accounts receivable, accounts payable, accrued liabilities and other assets. In the first quarter of 2009, routine operating activities provided cash through a decrease in inventories of $9.6 million, an increase in interest payable on junior subordinated debentures of $3.1 million, an increase in other accrued liabilities of $3.0 million and an increase in other of $0.6 million. This was nearly offset by an increase in accounts receivable of $12.3 million and a decrease in accounts payable of $3.2 million. The increase in accounts receivable was the result of the seasonal increase in sales for the latter part of the first quarter. The decrease in inventory levels was the result of the implementation of lean purchasing initiatives.
Investing Activities
Net cash used for investing activities was $3.0 million for the quarter ended March 31, 2010. Capital expenditures for the quarter totaled $3.0 million, consisting of $2.2 million for key duplicating machines, $0.2 million for engraving machines, and $0.6 million for computer software and equipment.
Net cash used for investing activities was $2.5 million for the quarter ended March 31, 2009. Capital expenditures for the quarter totaled $2.5 million, consisting of $1.4 million for key duplicating machines, $0.3 million for engraving machines, and $0.8 million for computer software and equipment.
Financing Activities
Net cash used for financing activities was $0.1 million for the quarter ended March 31, 2010. The net cash used was primarily related to the principal payments on capitalized lease obligations.
Net cash used for financing activities was $8.6 million for the quarter ended March 31, 2009. The net cash used was primarily related to principal payments of $9.0 million on the senior term loans and principal payments of $0.1 million on capitalized lease obligations. These were partially offset by borrowings of $0.5 million for other credit obligations.
Liquidity
The Company’s working capital position (defined as current assets less current liabilities) of $105.9 million at March 31, 2010 represents a decrease of $4.7 million from the December 31, 2009 level of $110.6 million. The primary reasons for the decrease in working capital was an increase in accounts receivable of $11.5 million and decrease in other accrued expenses of $6.0 million which was offset by a decrease in cash of $5.2 million, a decrease in inventories of $0.3 million, an increase in accounts payable of $4.9 million and the reclassification of approximately $11.8 million of long term senior term loans to current obligations. The Company’s current ratio (defined as current assets divided by current liabilities) decreased to 2.67x at March 31, 2010 from 3.10x at December 31, 2009.
Contractual Obligations
The Company’s contractual obligations in thousands of dollars as of March 31, 2010:

		Payments Due
Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Junior Subordinated Debentures (1)	$115,617	$—	$—	$—	$115,617
Long Term Senior Term Loans	157,849	21,364	136,485	—	—
Bank Revolving Credit Facility	—	—	—	—	—
Long Term Unsecured Subordinated Notes	49,820	—	49,820	—	—
Interest Payments (2)	29,052	13,348	15,704	—	—
Operating Leases	33,952	7,662	10,724	5,328	10,238
Mandatorily Redeemable Preferred Stock	114,489	—	—	—	114,489
Management Purchased Preferred Options	6,825	—	—	—	6,825
Accrued Stock Based Compensation on Preferred Options	14,984	—	—	—	14,984
Deferred Compensation Obligations	3,060	334	668	668	1,390
Capital Lease Obligations	424	334	86	4	—
Purchase Obligations	1,137	350	700	87	—
Other Long Term Obligations	2,724	846	1,009	384	485
Uncertain Tax Position Liabilities	2,879	—	—	—	2,879

Total Contractual Cash Obligations (3)	$532,812	$44,238	$215,196	$6,471	$266,907

(1)	The junior subordinated debentures liquidation value is approximately $108,707.

(2)	Interest payments for Long Term Senior Term Loans and Long Term Unsecured Subordinated Notes. Interest payments on the variable rate Long Term Senior Term Loans were calculated using actual interest rates as of March 31, 2010 and a LIBOR rate of 0.26% plus applicable margin of between 2.75% and 4.50% thereafter.

(3)	All of the contractual obligations noted above are reflected on the Company’s condensed consolidated balance sheet as of March 31, 2010 except for the interest payments and operating leases. In addition to the contractual obligations above, the Company has issued certain equity securities to management shareholders with terms that allow them to be put back to the Company upon termination from employment, death or disability. The terms of the equity securities held by management limit cash distributions for puttable equity securities to an aggregate of $5.0 million per annum. During 2009, equity securities with a value of $1,141 were put back to the Company by former management shareholders. See Note 10, Common and Preferred Stock, to the condensed consolidated financial statements for additional information.
The Company has a purchase agreement with its supplier of key blanks which requires minimum purchases of 100 million key blanks per year. To the extent minimum purchases of key blanks are below 100 million, the Company must pay the supplier $0.0035 per key multiplied by the shortfall. Since the inception of the contract in 1998, the Company has purchased more than the requisite 100 million key blanks per year from the supplier. In 2009, the Company extended this contract for an additional four years.
As of March 31, 2010, the Company had no material purchase commitments for capital expenditures.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended.
Borrowings
As of March 31, 2010, the Company had $14.5 million available under its secured credit facilities. The Company had approximately $158.2 million of outstanding debt under its secured credit facilities at March 31, 2010, consisting of $157.8 million in a term loans and $0.4 million in capitalized lease obligations. The term loans consisted of an $18.0 million Term B-1 Loan currently at a three (3) month LIBOR rate plus margin of 3.01% and a $139.8 million Term B-2 Loan at a three (3) month LIBOR rate plus margin of 4.76%. The capitalized lease obligations were at various interest rates.
At March 31, 2010 and December 31, 2009, the Company borrowings were as follows:

	March 31, 2010			December 31, 2009
	Facility	Outstanding	Interest	Facility	Outstanding	Interest
(dollars in 000’s)	Amount	Amount	Rate	Amount	Amount	Rate
Term B-1 Loan		$17,992	3.01%		$17,992	3.02%
Term B-2 Loan		139,857	4.76%		139,857	4.77%

Total Term Loans		157,849			157,849
Revolving credit facility	$20,000	—	—	$20,000	—	—
Capital leases & other obligations		407	various		494	various

Total secured credit		158,256			158,343
Unsecured subordinated notes		49,820	12.50%		49,820	12.50%

Total borrowings		$208,076			$208,163

Effective August 7, 2009 the Company, through the Hillman Group, entered into an Amended and Restated Credit Agreement which amended its revolving credit and senior term loan (“Amended Senior Credit Agreement”). Lenders representing 82.3% of the outstanding balance of the revolving credit and senior term loan consented to the Amended Senior Credit Agreement (“Consenting Lenders”). For the 17.7% of Lender commitments which did not consent to the amendment (“Non-Consenting Lenders”) pricing and amortization of the senior term loan remain unchanged. Under the terms of the Amended Senior Credit Agreement the Consenting Lenders agreed to extend the term of the Senior Credit Agreement to March 31, 2012 from March 31, 2011. Amortization of the term loan was set at 1.5% per quarter beginning September 1, 2009, with the remainder due at maturity. Pricing on the senior term loan is increased from LIBOR plus a margin of 2.75% to LIBOR plus a margin of 4.50%. The fixed charge and interest coverage covenants remained the same and were extended for 12 months while the leverage covenant was extended 12 months and increased 0.25 to 3.00 times from March 31, 2010 to March 31, 2012. Additionally, the amendment includes an $18 million delayed draw term loan (“Delayed Draw”) which can be used only to fund all or a portion of the amortization payments for the Non-Consenting Lenders. The Delayed Draw pricing, covenants, terms and conditions are the same as under the Amended Senior Credit Agreement. The Company was in compliance with all provisions of the Amended Senior Credit Agreement as of March 31, 2010.

The Amended Senior Credit Agreement extended the revolving credit line to March 31, 2012 from March 31, 2011 and reduced it from $40 million to $20 million. Pricing on the revolving credit line was increased from LIBOR plus a margin of 2.75% to LIBOR plus a margin of 4.50% and the unused commitment fee was increased 25 basis points to 75 basis points.
In connection with the Amended Senior Credit Agreement effective August 7, 2009, the Subordinated Debt Agreement was amended to extend the maturity date to September 30, 2012 from September 30, 2011 and increase the interest rate from 10.0% to 12.5% per annum, payable on a quarterly basis. Covenant levels were extended and modified consistent with the Amended Senior Credit Agreement. At March 31, 2010, the outstanding Subordinated Debt Issuance was $49.8 million.

The Company’s Senior Credit Agreement requires the maintenance of certain fixed charge, interest coverage and leverage ratios and limits the ability of the Company to incur debt, make investments, make dividend payments to holders of the Trust Preferred Securities or undertake certain other business activities. Upon the occurrence of an event of default under the credit agreements, all amounts outstanding, together with accrued interest, could be declared immediately due and payable by our lenders. Below are the calculations of the financial covenants with the Amended Senior Credit Agreement requirement for the twelve trailing months ended March 31, 2010:

		Ratio
(dollars in 000’s)	Actual	Requirement
Fixed Charge Ratio
Adjusted EBITDA (1)	$84,966

Cash interest expense (2)	14,349
Interest on junior subordinated debentures	12,412
Capital expenditures, net of disposals	13,242
Scheduled principal payments	498
Tax payments, net	1,717

Total fixed charges	$42,218

Fixed charge ratio (must be above requirement)	2.01	1.15

Interest Coverage Ratio
Adjusted EBITDA (1)	$84,966

Cash interest expense (2)	$14,349

Interest coverage ratio (must be above requirement)	5.92	2.50

Leverage Ratio
Senior term loan balance	$157,849
Capital lease and other credit obligations	407
Subordinated notes	49,820

Total debt	$208,076

Adjusted EBITDA (1)	$84,966

Leverage ratio (must be below requirement)	2.45	3.00

(1)	Adjusted EBITDA is defined as income from operations of $52,797, plus depreciation of $16,605, amortization of $6,791, non-cash stock compensation expense of $8,868, foreign exchange (gains) or losses of ($822) and other non-recurring expenses of $727.

(2)	Includes cash interest expense on senior term loans, capitalized lease obligations and subordinated notes.
The Company had deferred tax assets aggregating $28.2 million, net of valuation allowance of $2.5 million, and deferred tax liabilities of $70.7 million as of March 31, 2010, as determined in accordance with ASC Topic 740, “Income Taxes.” Management believes that the Company’s net deferred tax assets will be realized through the reversal of existing temporary differences between the financial statement and tax basis, as well as through future taxable income.

Critical Accounting Policies and Estimates
Significant accounting policies and estimates are summarized in the notes to the condensed consolidated financial statements. Some accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate. Management believes these estimates and assumptions are reasonable based on the facts and circumstances as of March 31, 2010, however, actual results may differ from these estimates under different assumptions and circumstances.
We identified our critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations found in our Annual Report on Form 10-K for the year ended December 31, 2009, as amended by Amendment No.1 to the Company’s annual report filed on Form 10-K/A. We believe there have been no changes in these critical accounting policies. We have summarized our critical accounting policies either in the notes to the condensed consolidated financial statements or below:
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
Accounts Receivable and Allowance for Doubtful Accounts:
The Company establishes the allowance for doubtful accounts using the specific identification method and also provides a reserve in the aggregate. The estimates for calculating the aggregate reserve are based on historical information. Increases to the allowance for doubtful accounts result in a corresponding expense. The allowance for doubtful accounts was $550 thousand as of March 31, 2010 and $514 thousand as of December 31, 2009.
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
The calculation of the fair value of the Class A Common Stock and Class B Common Stock as of March 31, 2010 and December 31, 2009 is detailed below:

	March 31,	December 31,
(dollars in 000’s, except per share amounts)	2010	2009
Trailing twelve fiscal months EBITDA (1)	$85,974	$83,303
Valuation Multiple (2)	8.0	8.0

Hillman Enterprise Value	687,792	666,424

Less:
Senior term loans	157,849	157,849
Bank revolving credit	—	—
Unsecured subordinated notes	49,820	49,820
Junior subordinated debentures redemption value, net (3)	105,446	105,446

Total Debt	313,115	313,115

Plus:
Cash	12,008	17,164

Less:
Accrued Hillman Investment Company Class A Preferred (4)	120,841	117,434
Accrued Hillman Class A Preferred (4)	178,609	173,358

	299,450	290,792

Common Equity Value	87,235	79,681
Liquidity & Minority Discount on Common Only (5)	26,171	23,904

Discounted Common Equity Value	61,064	55,777

Fully-diluted Common Shares outstanding	10,227	10,227

Fully-diluted Discounted Common Value Per Common Share	$5,971	$5,454

(1)	- EBITDA is calculated for the most recent four fiscal quarters as follows:

	March 31,	December 31,
	2010	2009
Income from operations	$52,797	$49,334
Depreciation and amortization	23,396	23,905
Management fees	1,008	1,010
Stock compensation expense	8,868	8,737
Exchange rate (gain) loss	(822)	(536)
Restructuring charges	473	838
Other adjustments	254	15

EBITDA	$85,974	$83,303

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

The enterprise value of the Company is determined based on the earnings before interest, taxes, depreciation and amortization adjusted for management fees, stock compensation costs, and other non-recurring general and administrative costs (“Adjusted EBITDA”) for the most recent twelve month period multiplied by a valuation multiple. As of March 31, 2010 and December 31, 2009, the Company has applied a valuation multiple of 8.0x to trailing twelve months Adjusted EBITDA in determining enterprise value. Management periodically reviews the appropriateness of this multiple and notes that it is consistent with comparable distribution companies.
A change of 0.1 in the valuation multiple used to calculate the enterprise value adjusts the per share fair value of the Class A Common Stock and the Class B Common Stock by $588 thousand as of March 31, 2010 and $570 thousand as of December 31, 2009.
The fair value of the Class A Preferred Stock Options and Hillman Investment Company Class A Preferred Stock Options is equal to the liquidation value of $1,000 per share plus all accumulated and unpaid dividends thereon less the applicable strike price. The aggregate fair value of the puttable Class A Preferred Stock Options and Hillman Investment Company Class A Preferred Stock Options was $11.5 million at March 31, 2010 and $11.1 million at December 31, 2009.
According to the ESA, the fair market value of the Class A Common Stock and the Class B Common Stock is to be determined by the Board of Directors using an enterprise basis and taking into account all relevant market factors.
See Note 10, Common and Preferred Stock, of the notes to the condensed consolidated financial statements for further information.
Stock-Based Compensation:
Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.
See Note 11, Stock Based Compensation, of the notes to the condensed consolidated financial statements for further information.
Inventory Realization:
Inventories consisting predominantly of finished goods are valued at the lower of cost or market, cost being determined principally on the weighted average cost method. Excess and obsolete inventories are carried at net realizable value. The historical usage rate is the primary factor used by the Company in assessing the net realizable value of excess and obsolete inventory. A reduction in the carrying value of an inventory item from cost to market is recorded for inventory with no usage in the preceding twenty-four month period or with on hand quantities in excess of twenty-four months average usage. The inventory reserve amounts were $7.5 million as of March 31, 2010 and $7.1 million as of December 31, 2009.
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
Long-Lived Assets:
The Company evaluates its long-lived assets for financial impairment and will continue to evaluate them based on the estimated undiscounted future cash flows as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. No impairment charges were recognized for long-lived assets in the quarter ended March 31, 2010.
Risk Insurance Reserves:
The Company self insures its product liability, automotive, worker’s compensation and general liability losses up to $250 thousand per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences in excess of $250 thousand up to $35 million. The two risk areas involving the most significant accounting estimates are workers’ compensation and automotive liability. Actuarial valuations performed by the Company’s outside risk insurance expert, Insurance Services Office, Inc., were used to form the basis for workers’ compensation and automotive liability loss reserves. The actuary contemplated the Company’s specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes the liability recorded for such risk insurance reserves is adequate as of March 31, 2010, but due to judgments inherent in the reserve estimation process it is possible the ultimate costs will differ from this estimate.
The Company self-insures its group health claims up to an annual stop loss limit of $200 thousand per participant. Aggregate coverage is maintained for annual group health insurance claims in excess of 125% of expected claims. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves. The Company believes the liability recorded for such insurance reserves is adequate as of March 31, 2010, but due to judgments inherent in the reserve estimation process it is possible the ultimate costs will differ from this estimate.
Income Taxes:
Deferred income taxes are computed using the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities (temporary differences) and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are provided for tax benefits where it is more likely than not that certain tax benefits will not be realized. Adjustments to valuation allowances are recorded from changes in utilization of the tax related item. For additional information, see Note 8 of notes to condensed consolidated financial statements.

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
Based on the Company’s exposure to variable rate borrowings at March 31, 2010, a one percent (1%) change in the weighted average interest rate for a period of one year would change the annual interest expense by approximately $1.1 million.
The Company is exposed to foreign exchange rate changes of the Canadian and Mexican currencies as it impacts the $6.2 million net asset value of its Canadian and Mexican subsidiaries as of March 31, 2010. Management considers the Company’s exposure to foreign currency translation gains or losses to be immaterial.
Item 4.
Controls and Procedures
Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, which included the matters discussed below, the Company’s chief executive officer and chief financial officer concluded that, due to a material weakness that the Company identified in its internal control over financial reporting, the Company’s disclosure controls and procedures were not effective, as of the end of the period ended March 31, 2010, in ensuring that material information relating to The Hillman Companies, Inc. required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner. Management determined that the Company’s internal control over financial reporting was not effective as a result of the material weakness related to the tax position and accounting treatment of the dividends on management owned Preferred and Purchased Options as of December 31, 2009. This control deficiency resulted in the filing of “Form 10-K/A” as Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009; and restatements of our consolidated balance sheets at December 31, 2009 and December 31, 2008, our consolidated statements of operations, stockholders’ equity and cash flows for the fiscal years ended December 31, 2009, 2008, and 2007 and the related notes thereto to correct an error in income tax accounting.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. – Risk Factors.
Except as noted below, there have been no material changes to the risks related to the Company.
Failure to complete the Merger or delays in completing the Merger could negatively affect our future business and operations.
On April 21, 2010, Code Hennessy & Simmons LLC, Ontario Teachers’ Pension Plan and certain members of Hillman management entered into a Merger Agreement to sell 100% of the Company’s outstanding common stock to OHCP HM Acquisition Corp., an affiliate of Oak Hill Capital Partners and certain members of management. If the Merger is not completed for any reason, the Company may be subject to certain risks, including the following:
•	the current market price of the Company’s Trust Preferred Securities may reflect a market assumption that the Merger will occur and a failure to complete the Merger could result in a decline in the market price of the Company’s Trust Preferred Securities; and
•	certain costs relating to the Merger, including financing, legal and accounting fees and expenses, must be paid even if the Merger is not completed, and the Company may be unable to recoup such costs if the Merger is not completed.
Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds.
Not Applicable
Item 3. – Defaults Upon Senior Securities.
Not Applicable
Item 4. – Reserved
Item 5. – Other Information.
Not Applicable
Item 6. – Exhibits.
a)		Exhibits, including those incorporated by reference.

2.1		Agreement and Plan of Merger by and among OHCP HM Acquisition Corp., OHCP HM Merger Sub Corp., The Hillman Companies, Inc. and the Representative named therein, dated April 21, 2010. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 23, 2010.)

31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
THE HILLMAN COMPANIES, INC.

/s/ James P. Waters	/s/ Harold J. Wilder

James P. Waters	Harold J. Wilder
Vice President — Finance	Controller
(Chief Financial Officer)	(Chief Accounting Officer)
DATE: May 7, 2010