Form 10-Q
period 2010-06-30
HILLMAN COMPANIES INC
filed 2010-08-16
CIK 1029831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

On August 16, 2010, 5,000 shares of the Registrant’s common stock were issued and outstanding and 4,217,724 Trust Preferred Securities were issued and outstanding by the Hillman Group Capital Trust. The Trust Preferred Securities trade on the NYSE Amex under symbol HLM.Pr.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	Successor	Predecessor
	June 30, 2010 (Unaudited)	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$9,631	$17,164
Restricted investments	334	334
Accounts receivable, net	68,307	51,757
Inventories, net	82,735	83,182
Deferred income taxes, net	8,025	8,100
Other current assets	3,322	2,657

Total current assets	172,354	163,194
Property and equipment, net	45,015	47,565
Goodwill	472,207	257,806
Other intangibles, net	300,866	146,640
Restricted investments	2,694	2,709
Deferred income taxes, net	349	418
Deferred financing fees, net	15,657	5,690
Investment in trust common securities	3,261	3,261
Other assets	935	1,198

Total assets	$1,013,338	$628,481

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$28,037	$19,191
Current portion of senior term loans	2,900	9,519
Current portion of capitalized lease and other obligations	39	349
Accrued expenses:
Salaries and wages	5,332	7,624
Pricing allowances	5,625	5,317
Income and other taxes	1,622	1,904
Interest	1,854	2,199
Deferred compensation	334	334
Other accrued expenses	6,061	6,147

Total current liabilities	51,804	52,584
Long term senior term loans	287,100	148,330
Long term capitalized lease and other obligations	17	145
Long term senior notes	150,000	—
Long term unsecured subordinated notes	—	49,820
Junior subordinated debentures	116,050	115,716
Mandatorily redeemable preferred stock	—	111,452
Management purchased preferred options	—	6,617
Deferred compensation	2,694	2,709
Deferred income taxes, net	101,395	50,169
Accrued dividends on preferred stock	—	75,580
Other non-current liabilities	1,109	18,467

Total liabilities	710,169	631,589

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	Successor	Predecessor
	June 30, 2010 (Unaudited)	December 31, 2009
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)
Common and preferred stock with put options:
Class A Preferred stock, $.01 par, $1,000 liquidation value, 238,889 shares authorized, none issued and outstanding at December 31, 2009; zero authorized, issued and outstanding at June 30, 2010.	—	—

Class A Common stock, $.01 par, 23,141 shares authorized, 395.7 issued and outstanding at December 31, 2009; zero authorized, issued and outstanding at June 30, 2010.	—	2,158

Class B Common stock, $.01 par, 2,500 shares authorized, 970.6 issued and outstanding at December 31, 2009; zero authorized, issued and outstanding at June 30, 2010.	—	5,293

Commitments and contingencies (Note 6)

Stockholders' Equity (Deficit):
Preferred Stock:
Preferred stock, $.01 par, 5,000 shares authorized, none issued and outstanding at June 30, 2010.	—	—
Class A Preferred stock, $.01 par, $1,000 liquidation value, 238,889 shares authorized, 82,104.8 issued and outstanding at December 31, 2009; zero authorized, issued and outstanding at June 30, 2010.	—	1
Common Stock:
Common stock, $.01 par, 5,000 shares authorized, issued
and outstanding at June 30, 2010.	—	—
Class A Common stock, $.01 par, 23,141 shares authorized, 5,805.3 issued and outstanding at December 31, 2009; zero authorized, issued and outstanding at June 30, 2010.	—	—
Class C Common stock, $.01 par, 30,109 shares authorized, 2,787.1 issued and outstanding at December 31, 2009; zero authorized, issued and outstanding at June 30, 2010.	—	—
Additional paid-in capital	308,641	10,302
Accumulated deficit	(5,470)	(19,377)
Accumulated other comprehensive loss	(2)	(1,485)

Total stockholders' equity (deficit)	303,169	(10,559)

Total liabilities and stockholders' equity (deficit)	$1,013,338	$628,481

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(dollars in thousands)

	Successor	Predecessor
	One Month Ended June 30, 2010	Two Months Ended May 28, 2010	Three Months Ended June 30, 2009
			(As restated, see Note 2)
Net sales	$47,700	$77,256	$123,813
Cost of sales (exclusive of depreciation and
amortization shown separately below)	23,022	37,835	61,109

Gross profit	24,678	39,421	62,704

Operating expenses:
Selling, general and administrative expenses	14,299	42,562	40,276
Non-recurring expense (Note 14)	10,403	11,311	—
Depreciation	1,522	2,993	4,214
Amortization	1,009	1,071	1,809
Management and transaction fees to related party	—	187	256

Total operating expenses	27,233	58,124	46,555

Other (expense) income, net	(136)	(227)	166

(Loss) income from operations	(2,691)	(18,930)	16,315
Interest expense, net	3,619	4,147	3,300
Interest expense on mandatorily redeemable
preferred stock and management purchased options	—	2,242	3,031
Interest expense on junior subordinated debentures	1,051	2,102	3,272
Investment income on trust common securities	(31)	(63)	(94)

(Loss) income before income taxes	(7,330)	(27,358)	6,806
Income tax (benefit) provision	(1,860)	(3,719)	4,453

Net (loss) income	$(5,470)	$(23,639)	$2,353

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(dollars in thousands)

	Successor	Predecessor
	One Month ended June 30, 2010	Five Months ended May 28, 2010	Six Months ended June 30, 2009
			(As restated, see Note 2)
Net sales	$47,700	$185,716	$236,026
Cost of sales (exclusive of depreciation and amortization shown separately below)	23,022	89,773	119,385

Gross profit	24,678	95,943	116,641

Operating expenses:
Selling, general and administrative expenses	14,299	82,850	80,216
Non-recurring expense (Note 14)	10,403	11,342	—
Depreciation	1,522	7,283	8,892
Amortization	1,009	2,678	3,537
Management and transaction fees to related party	—	438	509

Total operating expenses	27,233	104,591	93,154

Other expense, net	(136)	(114)	(467)

(Loss) income from operations	(2,691)	(8,762)	23,020
Interest expense, net	3,619	8,327	7,128
Interest expense on mandatorily redeemable preferred stock and management purchased options	—	5,488	5,949
Interest expense on junior subordinated debentures	1,051	5,254	6,454
Investment income on trust common securities	(31)	(158)	(189)

(Loss) income before income taxes	(7,330)	(27,673)	3,678
Income tax (benefit) provision	(1,860)	(2,465)	5,162

Net loss	$(5,470)	$(25,208)	$(1,484)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(dollars in thousands)

	Successor	Predecessor
	One Month Ended June 30, 2010	Five Months Ended May 28, 2010	Six Months Ended June 30, 2009
			(As restated, see Note 2)
Cash flows from operating activities:
Net loss	$(5,470)	$(25,208)	$(1,484)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	2,531	9,961	12,429
Dispositions of property and equipment	—	74	55
Deferred income tax provision (benefit)	(1,930)	(1,921)	4,226
Deferred financing and original issue discount amortization	172	515	507
Interest on mandatorily redeemable preferred stock and management purchased options	—	5,488	5,949
Stock-based compensation expense	—	19,053	3,800
Changes in operating items:
(Increase) decrease in accounts receivable, net	266	(16,816)	(15,061)
(Increase) decrease in inventories, net	(2,512)	2,959	13,426
(Increase) decrease in other assets	(569)	124	703
Increase in accounts payable	7,016	1,830	587
Increase in interest payable on junior subordinated debentures	—	—	6,265
(Decrease) increase in other accrued liabilities	(6,582)	4,352	3,602
Other items, net	(82)	(894)	(322)

Net cash (used for) provided by operating activities	(7,160)	(483)	34,682

Cash flows from investing activities:
Payment for Quick Tag license	(11,500)	—	—
Capital expenditures	(1,349)	(5,411)	(5,347)

Net cash used for investing activities	(12,849)	(5,411)	(5,347)

Cash flows from financing activities:
Borrowings of senior term loans	290,000	—	—
Repayments of senior term loans	(148,306)	(9,544)	(14,000)
Borrowings of revolving credit loans	600	—	—
Repayments of revolving credit loans	(600)	—	—
Principal payments under capitalized lease obligations	(6)	(459)	(223)
Repayments of unsecured subordinated notes	(49,820)	—	—
Borrowings of senior notes	150,000	—	—
Financing fees, net	(15,729)	—	—
Purchase predecessor equity securities	(506,407)	—	—
Proceeds from sale of successor equity securities	308,641	—	—
Borrowings under other credit obligations	—	—	468

Net cash provided by (used for) financing activities	28,373	(10,003)	(13,755)

Net increase (decrease) in cash and cash equivalents	8,364	(15,897)	15,580
Cash and cash equivalents at beginning of period	1,267	17,164	7,133

Cash and cash equivalents at end of period	$9,631	$1,267	$22,713

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (Unaudited)

(dollars in thousands)

	Predecessor			Successor	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss )	Comprehensive Income (Loss)	Total Stockholders’ Equity
	Common Stock		Class A Preferred Stock	Common Stock
	Class A	Class C
Balance at December 31, 2009—Predecessor	$—	$—	$1	$—	$10,302	$(19,377)	$(1,485)		$(10,559)
Net loss	—	—	—	—	—	(25,208)	—	$(25,208)	(25,208)
Class A Common Stock FMV adjustment (2)	—	—	—	—	(5,650)	—	—	—	(5,650)
Dividends to shareholders	—	—	—	—	(7,583)	—	—	—	(7,583)
Change in cumulative foreign translation adjustment (1)	—	—	—	—	—	—	17	17	17
Change in derivative security value (1)	—	—	—	—	—	—	1,161	1,161	1,161

Comprehensive loss								$(24,030)

Balance at May 28, 2010—Predecessor	—	—	1	—	(2,931)	(44,585)	(307)		(47,822)
Close Predecessor’s stockholders’ deficit at merger date	—	—	(1)	—	2,931	44,585	307		47,822
Issuance of 5,000 shares of common stock				—	308,641				308,641

Balance at May 28, 2010—Successor	—	—	—	—	308,641	—	—		308,641
Net loss	—	—	—	—	—	(5,470)	—	$(5,470)	(5,470)
Change in cumulative foreign translation adjustment (1)	—	—	—	—	—	—	(2)	(2)	(2)

Comprehensive loss								$(5,472)

Balance at June 30, 2010—Successor	$—	$—	$—	$—	$308,641	$(5,470)	$(2)		$303,169

(1)	The cumulative foreign translation adjustment and change in derivative security value are net of taxes and represent the only items of other comprehensive income (loss).
(2)	Management of the Predecessor Company controlled 395.7 shares of Class A common stock which contained a put feature that allowed redemption at the holder’s option. These shares were classified as temporary equity and were adjusted to fair value. See Note 10, Common and Preferred Stock, for further details.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

1. Basis of Presentation:

The accompanying financial statements include the condensed consolidated accounts of The Hillman Companies, Inc. (“Hillman Companies”) and its wholly-owned subsidiaries (collectively “Hillman” or the “Company”). All significant intercompany balances and transactions have been eliminated.

On May 28, 2010, Hillman Companies was acquired by an affiliate of Oak Hill Capital Partners (“OHCP”) and certain members of Hillman’s management and Board of Directors. Pursuant to the terms and conditions of an Agreement and Plan of Merger dated as of April 21, 2010, the Company was merged with an affiliate of OHCP with the Company surviving the merger (the “Merger Transaction”). As a result of the Merger Transaction, Hillman Companies is a wholly-owned subsidiary of OHCP HM Acquisition Corp. (“Holdco”). The total consideration paid in the Merger Transaction was $831.1 million which includes $11.5 million for the Quick Tag license and related patents, the repayment of outstanding debt and the net value of the Company’s outstanding junior subordinated debentures ($105.4 million liquidation value at the time of the merger). The merger consideration is subject to certain post-closing working capital and other adjustments.

Prior to the Merger Transaction, affiliates of Code Hennessy & Simmons LLC (“CHS”) owned 49.3% of the Company’s outstanding common stock and 54.6% of the Company’s voting common stock, Ontario Teacher’s Pension Plan (“OTPP”) owned 28.0% of the Company’s outstanding common stock and 31.0% of the Company’s voting common stock and HarbourVest Partners VI (“HarbourVest”) owned 8.7% of the Company’s outstanding common stock and 9.7% of the Company’s voting common stock. Certain current and former members of management owned 13.7% of the Company’s outstanding common stock and 4.4% of the Company’s voting common stock.

The Company’s condensed consolidated balance sheet as of May 28, 2010 and its related statements of operations, cash flows and changes in stockholders’ equity for the periods presented prior to May 28, 2010 are referenced herein as the predecessor financial statements (the “Predecessor” or “Predecessor Financial Statements”). The Company’s condensed consolidated balance sheet as of June 30, 2010 and its related statements of operations, cash flows and changes in stockholders’ equity for the periods presented subsequent to the Merger Transaction are referenced herein as the successor financial statements (the “Successor” or “Successor Financial Statements”). The Predecessor Financial Statements do not reflect certain transaction amounts that were incurred at the close of the Merger Transaction. Such transaction amounts include the write-off of $5,010 in deferred financing fees associated with the Predecessor debt obligations.

The Successor Financial Statements reflect the preliminary allocation of the aggregate purchase price of $831.1 million, including the value of the Company’s junior subordinated debentures, to the assets and liabilities of Hillman based on fair values at the date of the Merger Transaction in accordance with ASC Topic 805, “Business Combinations.” The Company is in the process of obtaining third-party valuations of certain assets acquired in connection with the Merger Transaction, including but not limited to customer relationships, patents, licenses, property and equipment, non-compete agreements and the corresponding impact of deferred income taxes. The Company is also in the process of finalizing its fair value evaluation of inventory. Thus, the allocation of the purchase price is subject to change. Any amounts attributable to such assets are expected to be finalized during 2010.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

1. Basis of Presentation (continued):

The Company’s financial statements have been presented on the basis of push down accounting in accordance with Financial Accounting Standards Board (“FASB”) American Standards Codification (“ASC”) 805-50-S99 (Prior authoritative literature: Staff Accounting Bulletin No. 54 Application of “Push Down” Basis of Accounting in Financial Statements of Subsidiaries Acquired by Purchase). FASB ASC 805-50-S99 states that the push down basis of accounting should be used in a purchase transaction in which the entity becomes wholly-owned by another entity. Under the push down basis of accounting, certain transactions incurred by the parent company which would otherwise be accounted for in the accounts of the parent are “pushed down” and recorded on the financial statements of the subsidiary. Accordingly, certain items resulting from the OHCP Merger Transaction have been recorded on the financial statements of the Company.

The following tables reconcile the fair value of the acquired assets and assumed liabilities to the total purchase price:

Amount
Cash paid as merger consideration	$714,200
Cash paid for Quick Tag license and related patents	11,500

Fair value of consideration transferred	$725,700

Cash	$1,267
Accounts Receivable, net	68,573
Inventory, net	80,223
Other current assets	11,775
Property and equipment	45,407
Goodwill	472,207
Intangible assets	301,875
Other non-current assets	3,671

Total assets acquired	984,998
Less:
Accounts payable	(21,021)
Deferred income taxes	(103,681)
Junior subordinated debentures	(105,446)
Junior subordinated debentures premium	(7,378)
Other liabilities assumed	(21,772)

Net assets acquired	$725,700

The following table indicates the pro forma financial statements of the Company for the three and six months ended June 30, 2009 (including non-recurring charges of $21,745 as discussed in Note 14). The pro forma financial statements give effect to the Merger Transaction as if it had occurred on January 1, 2010 and January 1, 2009, respectively.

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Net Sales	124,956	233,416	123,813	236,026
Net Income (Loss)	(16,938)	(17,736)	3,360	(8)

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

1. Basis of Presentation (continued):

The accompanying unaudited condensed consolidated financial statements present information in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. Management believes the financial statements include all normal recurring accrual adjustments necessary for a fair presentation. Operating results for the six month period ended June 30, 2010 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report filed on Form 10-K for the year ended December 31, 2009, as amended.

Nature of Operations:

The Company is one of the largest providers of value-added merchandising services and hardware-related products to retail markets in North America through its wholly-owned subsidiary, The Hillman Group, Inc. (“Hillman Group”). A subsidiary of Hillman Group operates in (1) Canada under the name The Hillman Group Canada, Ltd., (2) Mexico under the name SunSource Integrated Services de Mexico SA de CV, and (3) primarily in Florida under the name All Points Industries, Inc. (“All Points”). Hillman Group provides merchandising services and products such as fasteners and related hardware items; threaded rod and metal shapes; keys, key duplication systems and accessories; and identification items, such as tags and letters, numbers and signs to retail outlets, primarily hardware stores, home centers and mass merchants.

2. Restatement of Consolidated Financial Statements:

Subsequent to the issuance of the Company’s December 31, 2009 consolidated financial statements, the Company concluded that certain of its accounting practices with respect to the income tax accounting for the Purchased Options and the Preferred Options were not in accordance with generally accepted accounting principles. As more fully described in Note 10, Common and Preferred Stock, certain members of management were issued options to purchase shares of Hillman Companies Class A Preferred Stock and the Hillman Investment Company Class A Preferred Stock. Changes in the fair value of the Purchased Options were recognized as interest expense and changes in the fair value of the Preferred Options were recognized as compensation expense. For income tax reporting purposes, changes in the fair value of the Purchased Options and the Preferred Options were treated as permanent book versus tax timing differences and, therefore, no income tax benefit was recognized. Management has determined that, upon exercise, the difference between the redemption value and strike price of the Purchased Options and Preferred Options is deductible for federal and state income tax. Therefore, there should be a tax benefit reported in each period where compensation and interest expense was recognized for the change in the fair value of the Preferred Options and the Purchased Options. Additionally, a benefit should be recognized for the cumulative difference in the fair value and the strike price of the Purchased Options at the date of the acquisition of Hillman Companies by CHS, OTPP and HarbourVest in 2004.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

2. Restatement of Consolidated Financial Statements (continued):

As a result of the above, the Company restated its condensed consolidated statements of operations and cash flows for the three month and six month periods ended June 30, 2009. The following is a summary of the effects of these changes on the Company’s condensed consolidated statements of operations and cash flows for the three month and six months ended June 30, 2009.

Predecessor	Condensed Consolidated Statement of Operations
For the three months ended June 30, 2009:	As Previously Reported	Adjustments	As Restated
Income tax provision	$4,886	$(433)	$4,453
Net income	1,920	433	2,353

Predecessor	Condensed Consolidated Statement of Operations
For the six months ended June 30, 2009:	As Previously Reported	Adjustments	As Restated
Income tax provision	$6,077	$(915)	$5,162
Net loss	2,399	(915)	1,484

Predecessor	Condensed Consolidated Statement of Cash Flows
For the six months ended June 30, 2009:	As Previously Reported	Adjustments	As Restated
Net loss	$2,399	$(915)	$1,484
Deferred income tax provision	5,141	(915)	4,226

3. Summary of Significant Accounting Policies:

Accounts Receivable and Allowance for Doubtful Accounts:

The Company establishes the allowance for doubtful accounts using the specific identification method and also provides a reserve in the aggregate. The estimates for calculating the aggregate reserve are based on historical collection experience. Increases to the allowance for doubtful accounts result in a corresponding expense. The allowance for doubtful accounts was $522 at June 30, 2010 and $514 at December 31, 2009.

Shipping and Handling:

The costs incurred to ship product to customers, including freight and handling expenses, are included in selling, general and administrative (“SG&A”) expenses on the Company’s statements of operations. The Successor shipping and handling costs included in SG&A were $1,999 for the one month period ended June 30, 2010. The Predecessor shipping and handling costs included in SG&A were $3,153 and $7,398 for the two and five month periods ended May 28, 2010, respectively. The Predecessor shipping and handling costs included in SG&A were $4,161 and $7,966 for the three and six month periods ended June 30, 2009, respectively.

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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

4. Recent Accounting Pronouncements:

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

5. Other Intangibles, net:

The values assigned to intangible assets in connection with the Merger Transaction were determined by management through a preliminary independent appraisal. The intangible asset values may be adjusted by management for any changes determined upon completion of work on the independent appraisal. In connection with the Merger Transaction, the Company acquired the Quick Tag license for consideration amounting to $11,500. Other intangibles, net as of June 30, 2010 and December 31, 2009 consist of the following:

	Estimated Useful Life (Years)	Successor	Predecessor
		June 30, 2010	December 31, 2009
Customer relationships—Hillman	23	$199,093	$126,651
Customer relationships—All Points	15	—	555
Trademarks	Indefinite	77,476	47,394
Patents	9	13,806	7,960
Quick Tag license	6	11,500	—
Non compete agreements	4	—	5,742

Intangible assets, gross		301,875	188,302
Less: Accumulated amortization		1,009	41,662

Other intangibles, net		$300,866	$146,640

Intangible assets are amortized over their useful lives. The Predecessor’s amortization expense for amortizable assets was $2,678 for the five months ended May 28, 2010 and was $3,537 for the six months ended June 30, 2009. The Successor’s amortization expense for amortizable assets for the one month ended June 30, 2010 was $1,009. The combination of the amortization expense for amortizable assets of the Successor and Predecessor for the year ended December 31, 2010 is estimated to be $9,740. For the years ended December 31, 2011, 2012, 2013, 2014, and 2015, the Successor’s amortization expense for amortizable assets is estimated to be $12,107, $12,107, $12,107 $12,107 and $12,107, respectively.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

6. Commitments and Contingencies:

The Company self insures its product liability, automotive, workers’ compensation and general liability losses up to $250 per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences in excess of $250 up to $35,000. The two risk areas involving the most significant accounting estimates are workers’ compensation and automotive liability. Actuarial valuations performed by the Company’s outside risk insurance expert, Insurance Services Office, Inc., were used by management to form the basis for workers’ compensation and automotive liability loss reserves. The actuary contemplated the Company’s specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes the liability of approximately $1,842 recorded for such risk insurance reserves is adequate as of June 30, 2010, but due to judgments inherent in the reserve estimation process, it is possible the ultimate costs will differ from this estimate.

As of June 30, 2010, the Company has provided certain vendors and insurers letters of credit aggregating $5,487 related to its product purchases and insurance coverage of product liability, workers compensation and general liability.

The Company self-insures its group health claims up to an annual stop loss limit of $200 per participant. Aggregate coverage is maintained for annual group health insurance claims in excess of 125% of expected claims. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves. Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claim data and certain actuarial assumptions. The Company believes the liability of approximately $1,729 recorded for such group health insurance reserves is adequate as of June 30, 2010, but due to judgments inherent in the reserve estimation process, it is possible the ultimate costs will differ from this estimate.

On May 4, 2010, Hy-Ko Products, Inc. filed a complaint against Hillman Group and Kaba Ilco Corp., a manufacturer of blank replacement keys, in the United States District Court for the Northern District of Ohio Eastern Division, alleging that the defendants engaged in violations of federal and state antitrust laws regarding their business practices relating to automatic key machines and replacement keys. Hy-Ko Products’ May 4, 2010 filing against the Company is based, in part, on the Company’s previously-filed claim against Hy-Ko Products alleging infringement of certain patents of the Company. The plaintiff is seeking unspecified monetary damages which would be trebled under the federal antitrust laws in the United States, interest and attorney’s fees as well as injunctive relief. Because the lawsuit is in a preliminary stage, it is not yet possible to assess the impact that the lawsuit will have on the Company. However, the Company believes that it has meritorious defenses and intends to defend the lawsuit vigorously.

In addition, legal proceedings are pending which are either in the ordinary course of business or incidental to the Company’s business. Those legal proceedings incidental to the business of the Company are generally not covered by insurance or other indemnity. In the opinion of management, the ultimate resolution of the pending litigation matters will not have a material adverse effect on the condensed consolidated financial position, operations or cash flows of the Company.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

7. Related Party Transactions:

The Predecessor was obligated to pay management fees to a subsidiary of CHS in the amount of $58 per month. The Predecessor was also obligated to pay transaction fees to a subsidiary of OTPP in the amount of $26 per month, plus out of pocket expenses. The Successor has no management fee charges for the one month period ended June 30, 2010. The Predecessor has recorded aggregate management and transaction fee charges and expenses from CHS and OTPP of $187 and $438 for the two and five month periods ended May 28, 2010, respectively. The Predecessor also recorded aggregate management and transaction fee charges and expenses from CHS and OTPP of $256 and $509 for the three and six month periods ended June 30, 2009, respectively.

Gregory Mann and Gabrielle Mann are employed by All Points as President and Vice President, respectively. All Points leases an industrial warehouse and office facility from companies under the control of the Manns’. The Predecessor and Successor have recorded rental expense for the lease of this facility on an arm’s length basis. The Successor recorded rental expense for the lease of this facility in the amount of $28 for the one month period ended June 30, 2010. The Predecessor recorded rental expense for the lease of this facility in the amount of $55 and $138 for the two and five month periods ended May 28, 2010, respectively. The Predecessor also recorded rental expense for the lease of this facility in the amount of $83 and $165 for the three and six month periods ended June 30, 2009, respectively.

8. Income Taxes:

The Company’s policy is to estimate income taxes for interim periods based on estimated annual effective tax rates. These are derived, in part, from expected pre-tax income. However, the income tax provision for the three and six month periods ended June 30, 2010 have been computed on a discrete period basis. The Company’s variability in income between quarters combined with the large permanent book versus tax differences and relatively low pre-tax income creates the inability to reliably estimate pre-tax income for the full fiscal year. Accordingly, the interim tax provision for the three and six month periods ended June 30, 2010 were calculated by multiplying pre-tax earnings, adjusted for permanent book versus tax basis differences, by the statutory income tax rate.

In the second quarter of 2010, the Company recognized a $323 increase in valuation reserves recorded against certain deferred tax assets. This impacted the effective income tax rate from the federal statutory rate by -0.9% in the six month period ended June 30, 2010. Also in the second quarter of 2010, the Company recognized a $1,554 increase in its reserves for uncertainty in accounting for income taxes. This adjustment decreased the deferred tax asset related to the future tax benefit of the Company’s net operating loss carryforward. This impacted the effective income tax rate from the federal statutory rate by -4.4% in the six month period ended June 30, 2010.

The effective income tax rates were 12.4% and 140.3% for the six month periods ended June 30, 2010 and 2009, respectively. In addition to the effect of state taxes, the effective income tax rate differed from the federal statutory rate primarily due to the effect of nondeductible interest on mandatorily redeemable preferred stock and stock compensation expense.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

9. Long Term Debt:

On May 28, 2010, Hillman Companies and certain of its subsidiaries closed on a $320,000 senior secured first lien credit facility (the “Senior Facilities”), consisting of a $290,000 term loan and a $30,000 revolving credit facility (“Revolver”). The term loan portion of the Senior Facilities has a six year term and the Revolver has a five year term. The Senior Facilities provide borrowings at interest rates based on a EuroDollar rate plus a margin of 3.75% (the “EuroDollar Margin”), or a base rate (the “Base Rate”) plus a margin of 2.75% (the “Base Rate Margin”). The EuroDollar rate is subject to a minimum floor rate of 1.75% and the Base Rate is subject to a minimum floor of 2.75%.

Concurrently with the acquisition of the Company on May 28, 2010, Hillman Group issued $150,000 aggregate principal amount of its senior notes due June 1, 2018 (the “10.875% Senior Notes”), which are guaranteed by Hillman Companies and its domestic subsidiaries other than the Hillman Group Capital Trust. Hillman Group pays interest on the 10.875% Senior Notes semi-annually on June 1 and December 1 of each year.

The proceeds received from the Senior Facilities and Senior Notes together with proceeds obtained from the sale of Successor equity securities were used to repay the senior term loans and unsecured subordinated notes and to purchase the equity securities of the Predecessor in connection with the Merger Transaction.

10. Common and Preferred Stock:

Common Stock

Prior to the Merger Transaction, Hillman Companies had three classes of Common Stock. Immediately prior to the consummation of the Merger Transaction, the Company had (i) 23,141 authorized shares of Class A Common Stock, 6,201 of which were issued and outstanding, (ii) 2,500 authorized shares of Class B Common Stock, 970.6 of which were issued and outstanding, and (iii) 30,109 authorized shares of Class C Common Stock, 2,787.1 of which issued and outstanding.

Each share of Class A Common Stock entitled its holder to one vote. Each holder of Class A Common Stock was entitled at any time to convert any or all of such shares into an equal number of shares of Class C Common Stock. Holders of Class B Common Stock had no voting rights. The Class B Common Stock was initially purchased by and issued to certain members of the Company’s management and was subject to vesting over five years in connection with the acquisition of Hillman Companies by affiliates of CHS and OTPP in 2004. Each share of Class C Common Stock entitled its holder to one vote, provided that the aggregate voting power of Class C Common Stock (with respect to the election of directors) could not exceed 30%. Each holder of Class C Common Stock was entitled at any time to convert any or all of the shares into an equal number of shares of Class A Common Stock.

Under the terms of an executive services agreement entered into by certain members of the Company’s management, such members of management had the right to put their shares of Class A Common Stock and Class B Common Stock back to Hillman Companies under certain circumstances.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

10. Common and Preferred Stock (continued):

Upon consummation of the Merger Transaction, each share of Class A Common Stock, Class B Common Stock and Class C Common Stock of Hillman Companies issued and outstanding immediately prior thereto (other than as set forth in the immediately preceding sentence), as well as each outstanding option to purchase any such shares of common stock, was converted into the right to receive, in cash, a portion of the merger consideration in the Merger Transaction. Certain such shares held by Company management were contributed by the holders thereof to Holdco in exchange for shares of Holdco.

After consummation of the Merger Transaction, Hillman Companies has one class of Common Stock. All outstanding shares of Hillman Companies common stock are owned by Holdco.

Preferred Stock:

Immediately prior to the Merger Transaction, Hillman Companies had 238,889 authorized shares of its Class A Preferred Stock, 82,104.8 of which were issued and outstanding and 13,450.7 of which were reserved for issuance upon the exercise of options to purchase shares of its Class A Preferred Stock. Holders of Hillman Companies’ Class A Preferred Stock were not entitled to any voting rights and were entitled to preferential dividends that accrued on a daily basis.

In addition, prior to the Merger Transaction, Hillman Investment Company, a subsidiary of Hillman Companies, had 166,667 authorized shares of its Class A Preferred Stock, 57,282.4 of which were issued and outstanding and 9,384.2 of which were reserved for issuance upon the exercise of options to purchase shares of its Class A Preferred Stock. Holders of Hillman Investment Company’s Class A Preferred Stock were not entitled to any voting rights and were entitled to preferential dividends that accrued on a daily basis.

Upon consummation of the Merger Transaction, each share of Hillman Companies’ Class A Preferred Stock issued and outstanding immediately prior thereto, as well as each outstanding option to purchase any such shares of preferred stock, was converted into the right to receive an amount, in cash, equal to the liquidation value thereof plus all accrued and unpaid dividends on such shares as of the effective time of the Merger Transaction. In addition, at closing of the Merger Transaction, Hillman Investment Company redeemed each outstanding share of its Class A Preferred Stock at an amount equal to the liquidation value thereof plus all accrued and unpaid dividends on such shares as of the effective time of the Merger Transaction. Options to purchase shares of Hillman Investment Company’s Class A Preferred Stock were cancelled in exchange for a similar cash payment.

After consummation of the Merger Transaction, neither Hillman Companies nor Hillman Investment Company has issued any shares of preferred stock or any options to purchase any such shares.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

11. Stock-Based Compensation:

On March 31, 2004, the Predecessor adopted its 2004 Stock Option Plan following Board of Director and shareholder approval. Grants under the 2004 Common Option Plan consisted of non-qualified stock options for the purchase of Class B Common Shares. In addition, immediately prior to the consummation of the Merger Transaction, there were outstanding options to purchase 9,274.08 shares of Hillman Companies’ Class A Preferred Stock and 6,470.36 shares of Hillman Investment Company’s Class A Preferred Stock. In connection with the Merger Transaction, the 2004 Stock Option Plan was terminated, and all options outstanding thereunder were cancelled, and the options to purchase shares of Hillman Companies’ and Hillman Investment Company’s Class A Preferred Stock were cancelled. See Note 10, Common and Preferred Stock, for more information.

Effective May 28, 2010, Holdco established the OHCP HM Acquisition Corp. 2010 Stock Option Plan (the “Option Plan”), pursuant to which Holdco may grant options for up to an aggregate of 34,293.469 shares of its common stock. The Option Plan is administered by a committee of the Holdco board of directors. Such committee determines the terms of each option grant under the Option Plan, except that the exercise price of any granted options may not be lower than the fair market value of one share of common stock of Holdco as of the date of grant. As of June 30, 2010, no options have been granted under the Option Plan.

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

On August 29, 2008, the Company entered into an Interest Rate Swap Agreement (“2008 Swap”) with a three-year term for a notional amount of $50 million. The 2008 Swap fixed the interest rate at 3.41% plus applicable interest rate margin. The 2008 Swap was terminated on May 24, 2010.

The 2008 Swap was designated as a cash flow hedge, and prior to its termination on May 24, 2010, it was reported on the condensed consolidated balance sheet in other non-current liabilities with a related deferred charge recorded as a component of other comprehensive income in stockholders’ equity. For the period ended May 28, 2010, interest expense in the accompanying Predecessor condensed consolidated income statement includes a $1,579 charge incurred to terminate the 2008 Swap.

On June 24, 2010, the Company entered into an Interest Rate Swap Agreement (“2010 Swap”) with a two-year term for a notional amount of $115,000. The effective date of the 2010 Swap is May 31, 2011 and its termination date is May 31, 2013. The 2010 Swap fixes the interest rate at 2.47% plus the applicable interest rate margin.

The Company anticipates that the 2010 Swap will be designated as a cash flow hedge when it becomes effective at May 31, 2011. No deferred charges or gains related to the 2010 Swap were recorded as of June 30, 2010.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following tables set forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the periods ended June 30, 2010 and December 31, 2009, by level, within the fair value hierarchy:

	As of June 30, 2010
	Level 1	Level 2	Level 3	Total
Trading securities	$3,028	$—	$—	$3,028
Fixed rate debt	—	(150,000)	—	(150,000)

	As of December 31, 2009
	Level 1	Level 2	Level 3	Total
Trading securities	$3,043	$—	$—	$3,043
Interest rate swap	—	(1,894)	—	(1,894)
Fixed rate debt	—	(49,820)	—	(49,820)

Trading securities are valued using quoted prices on an active exchange. Trading securities represent assets held in a Rabbi Trust to fund deferred compensation liabilities and are included as restricted investments on the accompanying condensed consolidated balance sheets.

For the five months ended May 28, 2010, the unrealized gains on these securities of $16 were recorded by the Predecessor as other income. For the one month ended June 30, 2010, the unrealized losses on these securities of $46 were recorded by the Successor as other expense. In each period, an offsetting entry, for the same amount, adjusting the deferred compensation liability and compensation expense within SG&A was also recorded.

For the six months ended June 30, 2009, the unrealized losses on these securities of $79 were recorded by the Predecessor as other expense. An offsetting entry, for the same amount, decreasing the deferred compensation liability and compensation expense within SG&A was also recorded.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

13. Fair Value Measurements (continued):

The Company utilizes interest rate swap contracts to manage its targeted mix of fixed and floating rate debt, and these swaps are valued using observable benchmark rates at commonly quoted intervals for the full term of the swaps. Prior to its termination on May 24, 2010, the 2008 Swap was included in other non-current liabilities on the accompanying condensed consolidated balance sheet. The 2010 Swap does not become effective until May 31, 2011 and its estimated fair value is zero at June 30, 2010.

Fixed rate debt is valued at its fair value which is approximately equal to its current outstanding principal amount and is included in long-term senior notes on the accompanying condensed consolidated balance sheets.

14. Non-Recurring Expenses:

In the quarter ended June 30, 2010, the Company incurred $21,714 of non-recurring, one-time charges related to the Merger Transaction. The Predecessor incurred $11,311 of the non-recurring expense total primarily for investment banking, legal and other advisory fees related to the sale of the Company. The remaining $10,403 of non-recurring expense was incurred by the Successor for legal, consulting, accounting and other advisory services incurred in connection with the acquisition of the Company.

15. Subsequent Events:

The Company’s management has evaluated potential subsequent events for recording and disclosure in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2010. There are no items requiring disclosure.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

All of the financial information presented in this Item 2 has been adjusted to reflect the restatement of the accompanying consolidated financial statements as of and for the three and six month fiscal periods ended June 30, 2009. Specifically, we have restated our condensed consolidated statement of income and condensed consolidated statement of cash flows for the three and six months ended June 30, 2009. The restatement is more fully described in Note 2 “Restatement of Consolidated Financial Statements,” which is included in the notes to condensed consolidated financial statements of this Form 10-Q.

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

(“Hillman Group”). A subsidiary of Hillman Group operates in (1) Canada under the name The Hillman Group Canada, Ltd., (2) Mexico under the name SunSource Integrated Services de Mexico SA de CV, and (3) primarily in Florida under the name All Points Industries, Inc. Hillman Group sells its product lines and provides its services to hardware stores, home centers, mass merchants, pet supply stores, and other retail outlets principally in the United States, Canada, Mexico, Latin America and the Caribbean. Product lines include thousands of small parts such as fasteners and related hardware items; threaded rod and metal shapes; keys, key duplication systems and accessories; and identification items, such as, tags and letters, numbers, and signs (“LNS”). Services offered include design and installation of merchandising systems and maintenance of appropriate in-store inventory levels.

Merger Transaction

On May 28, 2010, Hillman was acquired by affiliates of Oak Hill Capital Partners (“OHCP”) and certain members of Hillman’s management and Board of Directors. Pursuant to the terms and conditions of an Agreement and Plan of Merger dated as of April 21, 2010, the Company was merged with an affiliate of OHCP with the Company surviving the merger (the “Merger Transaction”). As a result of the Merger Transaction, Hillman is a wholly-owned subsidiary of OCHP HM Acquisition Corp. (“Holdco”). The total consideration paid in the Merger Transaction was $831.1 million including repayment of outstanding debt and including the value of the Company’s outstanding junior subordinated debentures ($105.4 million liquidation value at time of the merger). The merger consideration is subject to certain post-closing working capital and other adjustments.

Prior to the Merger Transaction, affiliates of Code Hennessy & Simmons LLC (“CHS”) owned 49.3% of the Company’s outstanding common stock and 54.6% of the Company’s voting common stock, Ontario Teacher’s Pension Plan (“OTPP”) owned 28.0% of the Company’s outstanding common stock and 31.0% of the Company’s voting common stock and HarbourVest Partners VI owned 8.7% of the Company’s outstanding common stock and 9.7% of the Company’s voting common stock. Certain current and former members of management owned 13.7% of the Company’s outstanding common stock and 4.4% of the Company’s voting common stock.

The Company’s condensed consolidated balance sheet as of May 28, 2010 and its related statements of operations, cash flows and changes in stockholders’ equity for the periods presented prior to May 28, 2010 are referenced herein as the predecessor financial statements (the “Predecessor” or “Predecessor Financial Statements”). The Company’s condensed consolidated balance sheet as of June 30, 2010 and its related statements of operations, cash flows and changes in stockholders’ equity for the periods presented subsequent to the Merger Transaction are referenced herein as the successor financial statements (the “Successor” or “Successor Financial Statements”). The Predecessor Financial Statements do not reflect certain transaction amounts that were incurred at the close of the Merger Transaction. Such transaction amounts include the write-off of $5.0 million in deferred financing fees associated with the Predecessor debt obligations.

Financing Arrangements

On May 28, 2010, the Company and certain of its subsidiaries closed on a $320.0 million senior secured first lien credit facility (the “Senior Facilities”), consisting of a $290.0 million term loan and a $30.0 million revolving credit facility (“Revolver”). The term loan portion of the Senior Facilities has a six year term and the Revolver has a five year term. The Senior Facilities provide borrowings at interest rates based on a EuroDollar rate plus a margin of 3.75% (the “EuroDollar Margin”), or a base rate (the “Base Rate”) plus a margin of 2.75% (the “Base Rate Margin”). The EuroDollar rate is subject to a minimum floor of 1.75% and the Base Rate is subject to a minimum floor of 2.75%.

Concurrently with the consummation of the Merger Transaction, Hillman Group issued $150.0 million aggregate principal amount of its senior notes due June 1, 2018 (the “10.875% Senior Notes”), which are guaranteed by Hillman and its domestic subsidiaries other than the Hillman Group Capital Trust (the “Trust”). Hillman Group pays interest on the 10.875% Senior Notes semi-annually on June 1 and December 1 of each year.

Prior to the consummation of the Merger Transaction, the Company, through Hillman Group, was party to a Senior Credit Agreement (the “Old Credit Agreement”), consisting of a $20.0 million revolving credit line and a $235.0 million term loan. The facilities under the Old Credit Agreement had a maturity date of March 31, 2012. In addition, the Company, through Hillman Group, had issued $49.8 million in aggregate principal amount of unsecured subordinated notes to a group of investors, including affiliates of AEA Investors LP, CIG & Co. and several private investors that were scheduled to mature on September 30, 2012. In connection with the Merger Transaction, both the Old Credit Agreement and the subordinated note issuance were repaid and terminated.

The Senior Facilities contain financial and operating covenants. These covenants require the Company to maintain certain financial ratios, including an interest coverage ratio and leverage ratios. These debt agreements provide for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, cross-defaults, bankruptcy events, failure to pay judgments, attachment of its assets, change of control and the issuance of an order of dissolution. Certain of these events of default are subject to notice and cure periods or materiality thresholds. The occurrence of an event of default permits the lenders under the Senior Facilities to accelerate repayment of all amounts due.

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

On August 29, 2008, the Company entered into an Interest Rate Swap Agreement (the “2008 Swap”) with a three-year term for a notional amount of $50 million. The 2008 Swap fixed the interest rate at 3.41% plus applicable interest rate margin. The 2008 Swap was terminated on May 24, 2010.

On June 24, 2010, the Company entered into an Interest Rate Swap Agreement (the “2010 Swap”) with a two-year term for a notional amount of $115 million. The effective date of the 2010 Swap is May 31, 2011 and its termination date is May 31, 2013. The 2010 Swap fixes the interest rate at 2.47% plus applicable interest rate margin.

Results of Operations

The Company’s accompanying interim condensed consolidated financial statements are presented for two periods, Predecessor and Successor, which relate to the accounting periods preceding and succeeding the completion of the Merger Transaction. The Predecessor and Successor periods have been separated by a vertical line on the face of the condensed consolidated financial statements to highlight the fact that the financial information for such periods has been prepared under two different historical cost bases of accounting. The following analysis of results of operations includes a brief discussion of the factors that affected the Company’s operating results in the Predecessor period of April 1 – May 28, 2010, and a comparative analysis of the Successor period of May 29 – June 30, 2010 and the Predecessor period of the three months ended June 30, 2009.

	Successor		Predecessor		Predecessor
(dollars in thousands)	One Month Ended June 30, 2010 Amount	% of Total	Two Months Ended May 28, 2010 Amount	% of Total	Three Months Ended June 30, 2009 Amount	% of Total
					(As restated)
Net sales	$47,700	100.0%	$77,256	100.0%	$123,813	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	23,022	48.3%	37,835	49.0%	61,109	49.4%

Gross profit	24,678	51.7%	39,421	51.0%	62,704	50.6%

Operating expenses:
Selling	7,193	15.1%	12,722	16.5%	19,174	15.5%
Warehouse & delivery	5,046	10.6%	8,121	10.5%	12,478	10.1%
General & administrative	2,060	4.3%	4,093	5.3%	6,120	4.9%
Stock compensation expense	—	0.0%	17,626	22.8%	2,504	2.0%

Total SG&A	14,299	30.0%	42,562	55.1%	40,276	32.5%
Non-recurring expense (a)	10,403	21.8%	11,311	14.6%	—	0.0%
Depreciation	1,522	3.2%	2,993	3.9%	4,214	3.4%
Amortization	1,009	2.1%	1,071	1.4%	1,809	1.5%
Management and transaction fees to related party	—	0.0%	187	0.2%	256	0.2%

Total operating expenses	27,233	57.1%	58,124	75.2%	46,555	37.6%

Other (expense) income, net	(136)	-0.3%	(227)	-0.3%	166	0.1%

(Loss) income from operations	(2,691)	-5.6%	(18,930)	-24.5%	16,315	13.2%
Interest expense, net	3,619	7.6%	4,147	5.4%	3,300	2.7%
Interest expense on mandatorily redeemable preferred stock & management purchased options	—	0.0%	2,242	2.9%	3,031	2.4%
Interest expense on junior subordinated notes	1,051	2.2%	2,102	2.7%	3,272	2.6%
Investment income on trust common securities	(31)	-0.1%	(63)	-0.1%	(94)	-0.1%

(Loss) income before income taxes	(7,330)	-15.4%	(27,358)	-35.4%	6,806	5.5%
Income tax (benefit) provision	(1,860)	-3.9%	(3,719)	-4.8%	4,453	3.6%

Net (loss) income	$(5,470)	-11.5%	$(23,639)	-30.6%	$2,353	1.9%

(a)	Represents one-time charges for investment banking, legal and other professional fees incurred in connection with the Merger Transaction.

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

The Company is sensitive to inflation or deflation present in the economies of the United States and foreign suppliers located primarily in Taiwan and China. For the last several years leading up to 2009, the rapid growth in China’s economic activity produced significantly rising costs of certain imported fastener products. In addition, the cost of commodities such as copper, zinc, aluminum, nickel, and plastics used in the manufacture of other Company products increased sharply. Further, increases in the cost of diesel fuel contributed to transportation rate increases. In the second half of 2008 and during the first half of 2009, national and international economic difficulties started a reversal of the trend of rising costs for our products and commodities used in the manufacture of our products, including a decrease in the cost of oil and diesel fuel. During the second half of 2009 and the first half of 2010,the Company has seen an end to decreasing costs and, in certain instances, moderate increases in the costs for our products and commodities used in the manufacture of our products. While inflation and resulting cost increases over a period of years would result in significant increases in inventory costs and operating expenses, the opposite is true when exposed to a prolonged period of cost decreases. The ability of the Company's operating divisions to institute price increases and seek price concessions, as appropriate, is dependent on competitive market conditions.

Predecessor Period of April 1 - May 28, 2010 vs Predecessor Period of the Three Months Ended June 30, 2009

Revenues

Net sales for the period of April 1 – May 28, 2010 (the “2010 two month period”) were $77.3 million, or $1.93 million per ship day, compared to net sales for the second quarter of 2009 of $123.8 million, or $1.97 million per ship day. The decrease in revenue of $46.5 million was directly attributable to comparing operating results of 40 ship days in the 2010 two month period to the results from 63 ship days in 2009. The sales per ship day of $1.93 million in the 2010 two month period was approximately 2.0% less than the sales per ship day of $1.97 million in the second quarter of 2009.

Expenses

Operating expenses for the period of April 1 – May 28, 2010 were $58.1 million compared to $46.6 million for the second quarter of 2009. The increase in operating expenses is primarily due to the higher amount of stock compensation and non-recurring expense recorded in connection with the Merger Transaction in the 2010 two month period. The shorter 40 day ship period in the 2010 two month period provided certain favorable operating expense variances as compared to the 63 day ship period in the second quarter of 2009. The following changes in underlying trends also impacted the change in operating expenses:

•

The Company’s gross profit percentage was 51.0% in the 2010 two month period compared to 50.6% in the second quarter of 2009. The Company experienced a significant increase in the unit cost of inventory during most of 2008 as a result of increases in related commodities used in our products such as steel, zinc, nickel, aluminum, copper and plastics. The higher unit cost negatively impacted gross profit in the second half of 2008 and first half of 2009 as the higher unit cost product sold through inventory. In 2009, commodity prices moderated and in particular the cost of steel based fasteners sourced primarily from Taiwan and China returned to the levels prior to the significant price increases seen in 2008. The Company anticipates that the average inventory unit costs will remain stable for the remainder of this year.

•

Warehouse and delivery expense was $8.1 million, or 10.5% of net sales, in the 2010 two month period compared to $12.5 million, 10.1% of net sales in the second quarter of 2009. Freight expense, the largest component of warehouse and delivery expense, increased from 3.9% of net sales in 2009 to 4.4% of net sales in the 2010 period. The 2010 freight costs included the negative impact of higher fuel surcharges and lower average customer order sizes.

•

Stock compensation expenses from stock options primarily related to the 2004 Merger Transaction resulted in a charge of $17.6 million in the 2010 two month period. The change in the fair value of the Class B Common Stock is included in stock compensation expense and this resulted in an additional charge of $13.4 million. The significant increase in the fair value of the Class B Common Stock in this predecessor period resulted from the acquisition price paid by OHCP for the Company. In addition, a stock compensation charge of $3.7 million was recorded for the increase in the fair value of the common stock options. The stock compensation expense was $2.5 million in the second quarter of 2009.

•

Non-recurring expense of $11.3 million in the 2010 two month period represents one-time charges for investment banking, legal and other expenses incurred by the Predecessor in connection with the Merger Transaction. There were no non-recurring expenses in the second quarter of 2009.

•

Interest expense, net, was $4.1 million in the 2010 two month period compared to $3.3 million for the second quarter of 2009. The increase in interest expense for the 2010 two month period was primarily the result of a $1.6 million interest charge incurred for the termination of the 2008 Swap.

Successor Period of May 28 – June 30, 2010 vs Predecessor Period of the Three Months Ended June 30, 2009

Revenues

Net sales for the period of May 28 – June 30, 2010 (the “2010 period”) were $47.7 million, or $1.99 million per ship day, compared to net sales for the second quarter of 2009 of $123.8 million, or $1.97 million per ship day. The decrease in revenues of $76.1 million are directly attributable to comparing operating results of 24 ship days in the 2010 period to the results from 63 ship days in 2009. However, the sales per ship day of $1.99 million in the 2010 period were approximately 1.0% more than the sales per ship day of $1.97 million in the second quarter of 2009.

Expenses

Operating expenses for the 2010 period ended June 30, 2010 were $27.2 million compared to $46.6 million for the second quarter of 2009. The decrease in operating expenses is primarily due to the 24 day ship period in the 2010 period as compared to the 63 day ship period in the second quarter of 2009. The following changes in underlying trends also impacted the change in operating expenses:

•

The Company’s gross profit percentage was 51.7% in the 2010 period compared to 50.6% in the second quarter of 2009. The Company experienced a significant increase in the unit cost of inventory during most of 2008 as a result of increases in related commodities used in our products such as steel, zinc, nickel, aluminum, copper and plastics. The higher unit cost negatively impacted gross profit in the second half of 2008 and first half of 2009 as the higher unit cost product sold through inventory. In 2009, commodity prices moderated and in particular the cost of steel based fasteners sourced primarily from Taiwan and China returned to the levels prior to the significant price increases seen in 2008. The Company anticipates that the average inventory unit costs will remain stable for the remainder of this year.

•

Warehouse and delivery expense was $5.0 million, or 10.6% of net sales, in the 2010 period compared to $12.5 million, or 10.1% of net sales in the second quarter of 2009. Freight expense, the largest component of warehouse and delivery expense, increased from 3.9% of net sales in 2009 to 4.6% of net sales in the 2010 period. The 2010 freight costs included the negative impact of higher fuel surcharges and lower average customer order sizes.

•

No stock options or incentive awards have been granted by the Successor, and accordingly, there was no stock compensation expense recorded in the 2010 period. The stock compensation expense was $2.5 million in the second quarter of 2009.

•

Non-recurring expense of $10.4 million in the 2010 period represents one-time charges for legal, professional, diligence and other expenses incurred by the Successor in connection with the Merger Transaction. There were no non-recurring expenses in the second quarter of 2009.

•

Amortization expense was $1.0 million in the 2010 period, or an estimated annual rate of $12.0 million. The amortization expense of $1.8 million in the second quarter of 2009 amounted to an estimated annual rate of approximately $7.1 million. The higher annual rate of amortization expense for the 2010 period was due to the increase in intangible assets subject to amortization acquired as a result of the Merger Transaction.

•

Interest expense, net, was $3.6 million in the 2010 period, or an estimated annual rate of approximately $43.2 million. The interest expense was $3.3 million for the second quarter of 2009, or an estimated annual rate of approximately $13.2 million. The increase in estimated annual rate of interest expense was primarily the result of the higher level of debt outstanding following the Merger Transaction.

•

The Successor incurred no interest expense on mandatorily redeemable preferred stock and management purchased options as a result of their redemption in connection with the Merger Transaction. The interest expense on these securities was $3.0 million for the second quarter of 2009.

The Company’s accompanying interim condensed consolidated financial statements are presented for two periods, Predecessor and Successor, which relate to the accounting periods preceding and succeeding the completion of the Merger Transaction. The Predecessor and Successor periods have been separated by a vertical line on the face of the condensed consolidated financial statements to highlight the fact that the financial information for such periods has been prepared under two different historical cost bases of accounting. The following analysis of results of operations includes a brief discussion of the factors that affected the Company’s operating results in the Predecessor period of January 1 – May 28, 2010, and a comparative analysis of the Successor period of May 29 – June 30, 2010 and the Predecessor period of the six months ended June 30, 2009.

	Successor		Predecessor		Predecessor
(dollars in thousands)	One Month Ended June 30, 2010 Amount	% of Total	Five Months Ended May 28, 2010 Amount	% of Total	Six Months Ended June 30, 2009 Amount	% of Total
					(As restated)
Net sales	$47,700	100.0%	$185,716	100.0%	$236,026	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	23,022	48.3%	89,773	48.3%	119,385	50.6%

Gross profit	24,678	51.7%	95,943	51.7%	116,641	49.4%

Operating expenses:
Selling	7,193	15.1%	33,568	18.1%	39,716	16.8%
Warehouse & delivery	5,046	10.6%	19,945	10.7%	24,220	10.3%
General & administrative	2,060	4.3%	10,284	5.5%	12,480	5.3%
Stock compensation expense	—	0.0%	19,053	10.3%	3,800	1.6%

Total SG&A	14,299	30.0%	82,850	44.6%	80,216	34.0%
Non-recurring expense (a)	10,403	21.8%	11,342	6.1%	—	0.0%
Depreciation	1,522	3.2%	7,283	3.9%	8,892	3.8%
Amortization	1,009	2.1%	2,678	1.4%	3,537	1.5%
Management and transaction fees to related party	—	0.0%	438	0.2%	509	0.2%

Total operating expenses	27,233	57.1%	104,591	56.3%	93,154	39.5%

Other expense, net	(136)	-0.3%	(114)	-0.1%	(467)	-0.2%

(Loss) income from operations	(2,691)	-5.6%	(8,762)	-4.7%	23,020	9.8%
Interest expense, net	3,619	7.6%	8,327	4.5%	7,128	3.0%
Interest expense on mandatorily redeemable preferred stock & management purchased options	—	0.0%	5,488	3.0%	5,949	2.5%
Interest expense on junior subordinated notes	1,051	2.2%	5,254	2.8%	6,454	2.7%
Investment income on trust common securities	(31)	-0.1%	(158)	-0.1%	(189)	-0.1%

(Loss) income before income taxes	(7,330)	-15.4%	(27,673)	-14.9%	3,678	1.6%
Income tax (benefit) provision	(1,860)	-3.9%	(2,465)	-1.3%	5,162	2.2%

Net loss	$(5,470)	-11.5%	$(25,208)	-13.6%	$(1,484)	-0.6%

(a)	Represents one-time charges for investment banking, legal and other professional fees incurred in connection with the Merger Transaction.

Predecessor Period of January 1 – May 28, 2010 vs Predecessor Period of the Six Months Ended June 30, 2009

Revenues

Net sales for the period of January 1 – May 28, 2010 (the “2010 five month period”) were $185.7 million, or $1.77 million per shipping day, compared to net sales for the first half of 2009 of $236.0 million, or $1.83 million per shipping day. The decrease in revenues of $50.3 million was directly attributable to comparing operating results of 105 shipping days in the 2010 five month period to the results from 129 shipping days in 2009. The sales per shipping day of $1.77 million in the 2010 five month period was approximately 3.3% lower than the sales per shipping day of $1.83 million in the first half of 2009. The decrease in sales per day for the 2010 five month period was the result of higher seasonal sales per day during the June period included in the first half of 2009 as compared to the average sales per day for the January to May period.

Expenses

Operating expenses for the period of January 1 – May 28, 2010 were $104.6 million compared to $93.2 million for the first half of 2009. The increase in operating expenses is primarily due to the higher amount of stock compensation and non-recurring expense recorded in connection with the Merger Transaction in the 2010 five month period. The shorter 105 day ship period in the 2010 five month period provided certain favorable operating expense variances as compared to the 129 day ship period in the first half of 2009. The following changes in underlying trends also impacted the change in operating expenses:

•

The Company’s gross profit percentage was 51.7% in the 2010 five month period compared to 49.4% in the first half of 2009. The Company experienced a significant increase in the unit cost of inventory during most of 2008 as a result of increases in related commodities used in our products such as steel, zinc, nickel, aluminum, copper and plastics. The higher unit cost negatively impacted gross profit in the second half of 2008 and first half of 2009 as the higher unit cost product sold through inventory. In 2009, commodity prices moderated and in particular the cost of steel based fasteners sourced primarily from Taiwan and China returned to the levels prior to the significant price increases seen in 2008. The Company anticipates that the average inventory unit costs will remain stable for the remainder of this year.

•

Warehouse and delivery expense was $19.9 million, or 10.7% of net sales, in the 2010 five month period compared to $24.2 million, 10.3% of net sales in the first half of 2009. Freight expense, the largest component of warehouse and delivery expense, increased from 3.8% of net sales in 2009 to 4.1% of net sales in the 2010 five month period. The 2010 freight costs included the negative impact of higher fuel surcharges and lower average customer order sizes.

•

Stock compensation expenses from stock options primarily related to the 2004 Merger Transaction resulted in a charge of $19.1 million in the 2010 five month period. The change in the fair value of the Class B Common Stock is included in stock compensation expense and this resulted in an additional charge of $13.9 million. The significant increase in the fair value of the Class B Common Stock in this predecessor period resulted from the acquisition price paid by OHCP for the Company. In addition, a stock compensation charge of $3.7 million was recorded for the increase in the fair value of the common stock options. The stock compensation expense was $3.8 million in the first half of 2009.

•

Non-recurring expense of $11.3 million in the 2010 five month period represents one-time charges for investment banking, legal and other expenses incurred in connection with the Merger Transaction. There were no non-recurring expenses in the first half of 2009.

•

Interest expense, net, was $8.3 million in the 2010 five month period compared to $7.1 million for the first half of 2009. The increase in interest expense for the 2010 five month period was primarily the result of a $1.6 million interest charge incurred for the termination of the 2008 Swap.

Successor Period of May 28 – June 30, 2010 vs Predecessor Period of the Six Months Ended June 30, 2009

Revenues

Net sales for the period of May 28 – June 30, 2010 were $47.7 million, or $1.99 million per shipping day, compared to net sales for the first half of 2009 of $236.0 million, or $1.83 million per shipping day. The decrease in revenues of $188.3 million was directly attributable to comparing operating results of 24 shipping days in the 2010 period to the results from 129 shipping days in 2009. However, the sales per shipping day of $1.99 million in the 2010 period was approximately 8.7% higher than the sales per shipping day of $1.83 million in the first half of 2009. The increase in sales per day for the 2010 period was the result of higher seasonal sales per day during the June period as compared to the average sales per day for the January to June period of 2009.

Expenses

Operating expenses for the 2010 period ended June 30, 2010 were $27.2 million compared to $93.2 million for the first half of 2009. The decrease in operating expenses is primarily due to the 24 day shipping period in the 2010 period as compared to the 129 day shipping period in the first half of 2009. The following changes in underlying trends also impacted the change in operating expenses:

•

The Company’s gross profit percentage was 51.7% in the 2010 period compared to 49.4% in the first half of 2009. The Company experienced a significant increase in the unit cost of inventory during most of 2008 as a result of increases in related commodities used in our products such as steel, zinc, nickel, aluminum, copper and plastics. The higher unit cost negatively impacted gross profit in the second half of 2008 and first half of 2009 as the higher unit cost product sold through inventory. In 2009, commodity prices moderated and in particular the cost of steel based fasteners sourced primarily from Taiwan and China returned to the levels prior to the significant price increases seen in 2008. The Company anticipates that the average inventory unit costs will remain stable for the remainder of this year.

•

Warehouse and delivery expense was $5.0 million, or 10.6% of net sales, in the 2010 period compared to $24.2 million, or 10.3% of net sales in the first half of 2009. Freight expense, the largest component of warehouse and delivery expense, increased from 3.8% of net sales in 2009 to 4.6% of net sales in the 2010 period. The 2010 freight costs included the negative impact of higher fuel surcharges and lower average customer order sizes.

•

No stock options or incentive awards have been granted by the Successor, and accordingly, there was no stock compensation expense recorded in the 2010 period. The stock compensation expense was $3.8 million in the first half of 2009.

•

Non-recurring expense of $10.4 million in the 2010 period represents one-time charges for legal, professional, diligence and other expenses incurred by the Successor in connection with the Merger Transaction. There were no non-recurring expenses in the first half of 2009.

•

Amortization expense was $1.0 million in the 2010 period, or an estimated annual rate of $12.0 million. The amortization expense of $3.5 million in the first half of 2009 amounted to an estimated annual rate of approximately $7.1 million. The higher annual rate of amortization expense for the 2010 period was due to the increase in intangible assets subject to amortization acquired as a result of the Merger Transaction.

•

Interest expense, net, was $3.6 million in the 2010 period, or an estimated annual rate of approximately $43.2 million. The interest expense was $7.1 million for the first half of 2009, or an estimated annual rate of approximately $14.2 million. The increase in estimated annual rate of interest expense was primarily the result of the higher level of debt outstanding following the Merger Transaction.

•

The Successor incurred no interest expense on mandatorily redeemable preferred stock and management purchased options as a result of their redemption in connection with the Merger Transaction. The interest expense on these securities was $6.0 million for the first half of 2009.

Income Taxes

In the second quarter of 2010, the Company recognized a $0.3 million increase in valuation reserves recorded against certain deferred tax assets. This impacted the effective income tax rate from the federal statutory rate by -0.9% in the six month period ended June 30, 2010. Also in the second quarter of 2010, the Company recognized a $1.6 million increase in its reserves for uncertainty in accounting for income taxes. This adjustment decreased the deferred tax asset related to the future tax benefit of the Company’s net operating loss carryforward. This impacted the effective income tax rate from the federal statutory rate by -4.4% in the six month period ended June 30, 2010.

Liquidity and Capital Resources

Cash Flows

The statements of cash flows reflect the changes in cash and cash equivalents for the one month ended June 30, 2010 (Successor), the five months ended May 28, 2010 (Predecessor) and the six months ended June 30, 2009 (Predecessor) by classifying transactions into three major categories: operating, investing and financing activities. The cash flows from the Merger Transaction are separately discussed below.

Merger Transaction

In connection with the Merger Transaction, the Company issued common stock for $308.6 million in cash. Proceeds from borrowings under the Senior Facilities provided an additional $290.6 million and proceeds from the 10.875% Senior Notes provided $150.0 million, less aggregate financing fees of $15.7 million. The debt and equity proceeds were used to repay the existing senior and subordinated debt and accrued interest thereon of $199.1 million, to repurchase the existing shareholders’ common equity, preferred equity and stock options of $506.4 million, and to purchase the Quick Tag license for $11.5 million. The remaining proceeds were used to pay transaction expenses of $16.4 million and prepaid expenses of $0.1 million.

Operating Activities

Excluding $17.5 million in cash used for the Merger Transaction, net cash provided by operating activities for the six months ended June 30, 2010 of $9.8 million was the result of the net loss adjusted for non-cash charges of $11.0 million for depreciation, amortization, deferred taxes, deferred financing, stock-based compensation and interest on mandatorily redeemable preferred stock and management purchased options which was offset by cash related adjustments of $1.2 million for routine operating activities represented by changes in inventories, accounts receivable, accounts payable, accrued liabilities and other assets. In the first six months of 2010, routine operating activities used cash through an increase in accounts receivable of $16.5 million and other of $1.3 million. This was partially offset by an increase in accounts payable of $8.8 million, an increase in accrued liabilities of $7.4 million, a decrease in inventories of $0.4 million. The increase in accounts receivable was the result of the seasonal increase in sales for the latter part of the second quarter.

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

Investing Activities

The Company used cash of $11.5 million from the Merger Transaction to purchase the licensing rights and related patents for the Quick Tag business. Excluding the $11.5 million used for the Quick Tag acquisition, net cash used for investing activities was $6.8 million for the six months ended June 30, 2010. Capital expenditures for the six months totaled $6.8 million, consisting of $4.6 million for key duplicating machines, $0.6 million for engraving machines, and $1.6 million for computer software and equipment.

Net cash used for investing activities was $5.3 million for the six months ended June 30, 2009. Capital expenditures for the first six months of 2009 were $5.3 million, a decrease of $2.4 million from the comparable period of 2008. The net property additions for the first six months of 2009 consisted of $3.1 million for key duplicating machines, $0.4 million for engraving machines and $1.8 million for computer software and equipment.

Financing Activities

Excluding $29.0 million in cash provided by borrowings related to the Merger Transaction, net cash used for financing activities was $10.6 million for the six months ended June 30, 2010. The net cash used was primarily related to the principal payments on the senior term loans of $9.5 million and further payments of $0.6 million on the revolving credit facility and $0.5 million on capitalized lease obligations.

Net cash used for financing activities in the six months ended June 30, 2009 was $13.8 million. The net cash generated from “Operating Activities” in 2009 together with cash on hand at the beginning of the year was used to fund the senior term loan repayments of $14.0 million.

Liquidity

The Company's working capital position (defined as current assets less current liabilities) of $120.6 million at June 30, 2010 represents an increase of $10.0 million from the December 31, 2009 level of $110.6 million. The primary reasons for the increase in working capital were an increase in accounts receivable of $16.5 million, a decrease of $6.6 million in the current portion of senior term loans, a decrease in other accrued expenses of $2.7 million, an increase in other current assets of $0.7 million and a decrease in the current portion of capitalized lease obligations of $0.3 million which were partially offset by an increase in accounts payable of $8.8 million, a decrease in cash of $7.5 million and a decrease in inventories and deferred taxes of $0.5 million. The Company’s current ratio (defined as current assets divided by current liabilities) increased to 3.33x at June 30, 2010 from 3.10x at December 31, 2009.

Contractual Obligations

The Company’s contractual obligations in thousands of dollars as of June 30, 2010:

		Payments Due
Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Junior Subordinated Debentures (1)	$116,050	$—	$—	$—	$116,050
Senior Term Loans	290,000	2,900	5,800	5,800	275,500
Bank Revolving Credit Facility	—	—	—	—	—
10.875% Senior Notes	150,000	—	—	—	150,000
Interest Payments (2)	220,837	32,203	63,927	63,289	61,418
Operating Leases	32,641	7,516	10,440	4,954	9,731
Deferred Compensation Obligations	3,028	334	668	668	1,358
Capital Lease Obligations	56	39	16	1	—
Purchase Obligations	1,050	350	700	—	—
Other Long Term Obligations	2,453	750	874	346	483
Uncertain Tax Position Liabilities	4,433	—	—	—	4,433

Total Contractual Cash Obligations (3)	$820,548	$44,092	$82,425	$75,058	$618,973

(1)	The junior subordinated debentures liquidation value is approximately $108,707.
(2)	Interest payments for borrowings under the Senior Facilities and with regard to the 10.875% Senior Notes. Interest payments on the variable rate senior term loans were calculated using the actual interest rate of 5.50% as of June 30, 2010 which consisted of a EuroDollar minimum floor rate of 1.75% plus EuroDollar Margin of 3.75%.
(3)	All of the contractual obligations noted above are reflected on the Company’s condensed consolidated balance sheet as of June 30, 2010 except for the interest payments and operating leases.

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

As of June 30, 2010, the Company had no material purchase commitments for capital expenditures.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Borrowings

As of June 30, 2010, the Company had $24.5 million available under its secured credit facilities. The Company had approximately $290.1 million of outstanding debt under its secured credit facilities at June 30, 2010, consisting of $290.0 million in a term loan and $0.1 million in capitalized lease obligations. The term loan consisted of a $290.0 million Term B-2 Loan at a three (3) month EuroDollar rate plus margin of 5.50%. The capitalized lease obligations were at various interest rates.

At June 30, 2010 and December 31, 2009, the Company borrowings were as follows:

	June 30, 2010			December 31, 2009
	Facility	Outstanding	Interest	Facility	Outstanding	Interest
(dollars in 000's)	Amount	Amount	Rate	Amount	Amount	Rate
Term B-1 Loan		$—	—		$17,992	3.02%
Term B-2 Loan		290,000	5.50%		139,857	4.77%

Total Term Loans		290,000			157,849
Revolving credit facility	$30,000	—	—	$20,000	—	—
Capital leases & other obligations		56	various		494	various

Total secured credit		290,056			158,343
10.875% Senior notes		150,000	10.875%		—	—
Unsecured subordinated notes		—	—		49,820	12.50%

Total borrowings		$440,056			$208,163

On May 28, 2010, the Company and certain of its subsidiaries closed the Senior Facilities, consisting of a $290.0 million term loan and a $30.0 million Revolver. The term loan portion of the Senior Facilities has a six year term and the Revolver has a five year term. The Senior Facilities provide borrowings at interest rates based on a EuroDollar rate plus a margin of 3.75%, or a base rate plus a margin of 2.75%. The EuroDollar rate is subject to a minimum floor of 1.75% and the Base Rate is subject to a minimum floor of 2.75%.

Concurrently with the consummation of the Merger Transaction, The Hillman Group, Inc. issued $150.0 million aggregate principal amount of its 10.875% Senior Notes, which are guaranteed by Hillman and its domestic subsidiaries other than the Hillman Group Capital Trust. Hillman Group pays interest on the 10.875% Senior Notes semi-annually on June 1 and December 1 of each year.

Prior to the consummation of the Merger Transaction, the Company, through Hillman Group, was party to the Old Credit Agreement, consisting of a $20.0 million revolving credit line and a $235.0 million term loan. The facilities under the Old Credit Agreement had a maturity date of March 31, 2012. In addition, the Company, through Hillman Group, had issued $49.8 million in aggregate principal amount of unsecured subordinated notes to a group of investors, including affiliates of AEA Investors LP, CIG & Co. and several private investors that were scheduled to mature on September 30, 2012. In connection with the Merger Agreement, both the Old Credit Agreement and the subordinated note issuance were repaid and terminated.

The Company’s Senior Facilities requires the maintenance of certain fixed charge, interest coverage and leverage ratios and limits the ability of the Company to incur debt, make investments, make dividend payments to holders of the Trust Preferred Securities or undertake certain other business activities. Upon the occurrence of an event of default under the credit agreements, all amounts outstanding, together with accrued interest, could be declared immediately due and payable by our lenders. Below are the calculations of the financial covenants with the Senior Facilities requirement for the twelve trailing months ended June 30, 2010:

(dollars in 000's)	Actual	Ratio Requirement
Leverage Ratio
Adjusted EBITDA (1)	$85,657

Senior term loan balance	290,000
Revolver	—
Capital leases and other credit obligations	56
Senior notes	150,000

Total indebtedness	$440,056

Leverage ratio (must be below requirement)	5.14	6.75

Interest Coverage Ratio
Adjusted EBITDA (1)	$85,657

Cash interest expense (2)	$18,656

Interest coverage ratio (must be above requirement)	4.59	2.00

Secured Leverage Ratio
Senior term loan balance	$290,000
Revolver	—
Capital leases and other credit obligations	56

Total debt	$290,056

Adjusted EBITDA (1)	$85,657
Leverage ratio (must be below requirement)	3.39	4.50

(1)	Adjusted EBITDA is defined as income from operations of $14,861, plus depreciation of $16,906, amortization of $7,062, management fees of $939, stock compensation expense of $23,990, transaction costs of $21,714, foreign exchange (gains) or losses of ($362) and other non-recurring expenses of $547.
(2)	Includes cash interest expense on senior term loans, capitalized lease obligations, senior notes and subordinated notes.

The Company had deferred tax assets aggregating $32.8 million, net of valuation allowance of $2.8 million, and deferred tax liabilities of $125.8 million as of June 30, 2010, as determined in accordance with ASC Topic 740, “Income Taxes.” Management believes that the Company’s net deferred tax assets will be realized through the reversal of existing temporary differences between the financial statement and tax basis, as well as through future taxable income.

Critical Accounting Policies and Estimates

Significant accounting policies and estimates are summarized in the notes to the condensed consolidated financial statements. Some accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate. Management believes these estimates and assumptions are reasonable based on the facts and circumstances as of June 30, 2010, however, actual results may differ from these estimates under different assumptions and circumstances.

We identified our critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations found in our Annual Report on Form 10-K for the year ended December 31, 2009, as amended. We believe there have been no changes in these critical accounting policies. We have summarized our critical accounting policies either in the notes to the condensed consolidated financial statements or below:

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

Accounts Receivable and Allowance for Doubtful Accounts:

The Company establishes the allowance for doubtful accounts using the specific identification method and also provides a reserve in the aggregate. The estimates for calculating the aggregate reserve are based on historical information. Increases to the allowance for doubtful accounts result in a corresponding expense. The allowance for doubtful accounts was $522 thousand as of June 30, 2010 and $514 thousand as of December 31, 2009.

Inventory Realization:

Inventories consisting predominantly of finished goods are valued at the lower of cost or market, cost being determined principally on the weighted average cost method. Excess and obsolete inventories are carried at net realizable value. The historical usage rate is the primary factor used by the Company in assessing the net realizable value of excess and obsolete inventory. A reduction in the carrying value of an inventory item from cost to market is recorded for inventory with no usage in the preceding twenty-four month period or with on hand quantities in excess of twenty-four months average usage. The inventory reserve amounts were $8.4 million as of June 30, 2010 and $7.1 million as of December 31, 2009.

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

Long-Lived Assets:

The Company evaluates its long-lived assets for financial impairment and will continue to evaluate them based on the estimated undiscounted future cash flows as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. No impairment charges were recognized for long-lived assets in the quarter ended June 30, 2010.

Risk Insurance Reserves:

The Company self insures its product liability, automotive, workers’ compensation and general liability losses up to $250 thousand per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences in excess of $250 thousand up to $35 million. The two risk areas involving the most significant accounting estimates are workers’ compensation and automotive liability. Actuarial valuations performed by the Company’s outside risk insurance expert, Insurance Services Office, Inc., were used to form the basis for workers’ compensation and automotive liability loss reserves. The actuary contemplated the Company’s specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes the liability recorded for such risk insurance reserves is adequate as of June 30, 2010, but due to judgments inherent in the reserve estimation process it is possible the ultimate costs will differ from this estimate.

The Company self-insures its group health claims up to an annual stop loss limit of $200 thousand per participant. Aggregate coverage is maintained for annual group health insurance claims in excess of 125% of expected claims. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves. The Company believes the liability recorded for such insurance reserves is adequate as of June 30, 2010, but due to judgments inherent in the reserve estimation process it is possible the ultimate costs will differ from this estimate.

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

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to the impact of interest rate changes as borrowings under the Senior Facilities bear interest at variable interest rates. It is the Company’s policy to enter into interest rate transactions only to the extent considered necessary to meet objectives.

On August 29, 2008, the Company entered into an Interest Rate Swap Agreement (“2008 Swap”) with a three year term for a notional amount of $50 million. The 2008 Swap fixed the interest rate at 3.41% plus applicable rate margin. The 2008 Swap was terminated on May 24, 2010.

On June 24, 2010, the Company entered into an Interest Rate Swap Agreement (“2010 Swap”) with a two-year term for a notional amount of $115,000. The effective date of the 2010 Swap is May 31, 2011 and its termination date is May 31, 2013. The 2010 Swap fixes the interest rate at 2.47% plus applicable interest rate margin.

Based on the Company’s exposure to variable rate borrowings at June 30, 2010, a one percent (1%) change in the weighted average interest rate for a period of one year would change the annual interest expense by approximately $2.9 million.

The Company is exposed to foreign exchange rate changes of the Canadian and Mexican currencies as it impacts the $6.2 million net asset value of its Canadian and Mexican subsidiaries as of June 30, 2010. Management considers the Company’s exposure to foreign currency translation gains or losses to be immaterial.

Item 4.

Controls and Procedures

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, which included the matters discussed below, the Company’s chief executive officer and chief financial officer concluded that, due to a material weakness that the Company identified in its internal control over financial reporting, the Company’s disclosure controls and procedures were not effective, as of the end of the period ended June 30, 2010, in ensuring that material information relating to The Hillman Companies, Inc. required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner. Management determined that the Company's internal control over financial reporting was not effective as a result of the material weakness related to the tax position and accounting treatment of the dividends on management owned Preferred and Purchased Options as of December 31, 2009. This control deficiency resulted in the filing of an amendment to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and restatements of our consolidated balance sheets at December 31, 2009 and December 31, 2008, our consolidated statements of operations, stockholders’ equity and cash flows for the fiscal years ended December 31, 2009, 2008, and 2007 and the related notes thereto to correct an error in income tax accounting.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. – Legal Proceedings.

On May 4, 2010, Hy-Ko Products, Inc. filed a complaint against The Hillman Group, Inc. and Kaba Ilco Corp., a manufacturer of blank replacement keys, in the United States District Court for the Northern District of Ohio Eastern Division, alleging that the defendants engaged in violations of federal and state antitrust laws regarding their business practices relating to automatic key machines and replacement keys. Hy-Ko Products’ May 4, 2010 filing against the Company is based, in part, on the Company’s previously-filed claim against Hy-Ko Products alleging infringement of certain patents of the Company. The plaintiff is seeking unspecified monetary damages which would be trebled under the antitrust laws, interest and attorney’s fees as well as injunctive relief. Because the lawsuit is in a preliminary stage, it is not yet possible to assess the impact that the lawsuit will have on the Company. However, the Company believes that it has meritorious defenses and intends to defend the lawsuit vigorously.

In addition, legal proceedings are pending which are either in the ordinary course of business or incidental to the Company’s business. Those legal proceedings incidental to the business of the Company are generally not covered by insurance or other indemnity. In the opinion of management, the ultimate resolution of the pending litigation matters will not have a material adverse effect on the consolidated financial position, operations or cash flows of the Company.

Item 1A. – Risk Factors.

There have been no material changes to the risks related to the Company.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item  3. – Defaults Upon Senior Securities.

Not Applicable

Item 4. – Reserved.

Item 5. – Other Information.

Not Applicable

Item  6. – Exhibits.

Exhibits, including those incorporated by reference.

3.1	Second Amended and Restated Certificate of Incorporation of The Hillman Companies, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 4, 2010)

3.2	Amended and Restated By-Laws of The Hillman Companies, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 4, 2010)

4.1*	Indenture, dated May 28, 2010, among The Hillman Group, Inc., each of the Guarantors party thereto and Wells Fargo Bank, National Association, as trustee.

4.2*	Registration Rights Agreement, dated May 28, 2010, among the The Hillman Group, Inc., the guarantors listed therein, Barclays Capital Inc. and Morgan Stanley & Co. Incorporated.

10.1*	Credit Agreement, dated as of May 28, 2010, among OHCP HM Acquisition Corp. OHCP HM Merger Sub Corp., The Hillman Companies, Inc., Hillman Investment Company, The Hillman Group, Inc., and the agents and lenders from time to time party thereto.

10.2*	Borrower Assumption Agreement, dated as of June 1, 2010, among The Hillman Companies, Inc. The Hillman Group, Inc. and Barclays Bank plc, as Administrative and Collateral Agent.

10.3*	Purchase Agreement, dated May 18, 2010, among OHCP HM Merger Sub Corp. and the initial purchasers thereunder.

10.4*	Joinder Agreement, dated May 28, 2010, among The Hillman Group, Inc. and the Guarantors party thereto.

10.5*	Employment Letter with Max W. Hillman, Jr.

10.6*	Employment Letter with Richard P. Hillman

10.7*	Employment Letter with James P. Waters

10.8*	Employment Agreement, dated April 21, 2010, between The Hillman Group, Inc. and Ali Fartaj

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HILLMAN COMPANIES, INC.

/S/ JAMES P. WATERS	/S/ HAROLD J. WILDER
James P. Waters	Harold J. Wilder
Vice President — Finance	Controller
(Chief Financial Officer)	(Chief Accounting Officer)

DATE: August 16, 2010