Form 10-Q
period 2010-09-30
HILLMAN COMPANIES INC
filed 2010-11-15
CIK 1029831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

On November 15, 2010, 5,000 shares of the Registrant’s common stock were issued and outstanding and 4,217,724 Trust Preferred Securities were issued and outstanding by the Hillman Group Capital Trust. The Trust Preferred Securities trade on the NYSE Amex under symbol HLM.Pr.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(dollars in thousands)

	Successor	Predecessor
	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$14,064	$17,164
Restricted investments	334	334
Accounts receivable	67,537	51,757
Inventories	88,757	83,182
Deferred income taxes	8,181	8,100
Other current assets	2,892	2,657

Total current assets	181,765	163,194
Property and equipment	52,147	47,565
Goodwill	432,269	257,806
Other intangibles	361,589	146,640
Restricted investments	2,956	2,709
Deferred income taxes	434	418
Deferred financing fees	14,941	5,690
Investment in trust common securities	3,261	3,261
Other assets	1,207	1,198

Total assets	$1,050,569	$628,481

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$28,027	$19,191
Current portion of senior term loans	2,900	9,519
Current portion of capitalized lease and other obligations	42	349
Accrued expenses:
Salaries and wages	4,185	7,624
Pricing allowances	6,561	5,317
Income and other taxes	1,920	1,904
Interest	5,797	2,199
Deferred compensation	334	334
Other accrued expenses	6,703	6,147

Total current liabilities	56,469	52,584
Long term senior term loans	286,375	148,330
Long term capitalized lease and other obligations	141	145
Long term senior notes	150,000	—
Long term unsecured subordinated notes	—	49,820
Junior subordinated debentures	115,943	115,716
Mandatorily redeemable preferred stock	—	111,452
Management purchased preferred options	—	6,617
Deferred compensation	2,956	2,709
Deferred income taxes	132,422	50,169
Accrued dividends on preferred stock	—	75,580
Other non-current liabilities	2,744	18,467

Total liabilities	747,050	631,589

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(dollars in thousands)

	Successor	Predecessor
	September 30, 2010	December 31, 2009
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)
Common stock with put options:
Common stock, $.01 par, 5,000 shares authorized, 200.8 issued and outstanding at September 30, 2010.	12,397	—

Class A Common stock, $.01 par, zero authorized and outstanding at September 30, 2010; 23,141 shares authorized, 395.7 issued and outstanding at December 31, 2009.	—	2,158

Class B Common stock, $.01 par, zero authorized, issued and outstanding at September 30, 2010; 2,500 shares authorized, 970.6 issued and outstanding at December 31, 2009.	—	5,293

Commitments and contingencies (Note 6)

Stockholders’ Equity (Deficit):
Preferred Stock:
Preferred stock, $.01 par, 5,000 shares authorized, none issued and outstanding at September 30, 2010.	—	—
Class A Preferred stock, $.01 par, zero authorized, issued and outstanding at September 30, 2010; $1,000 liquidation value, 238,889 shares authorized, 82,104.8 issued and outstanding at December 31, 2009.	—	1
Common Stock:
Common stock, $.01 par, 5,000 shares authorized, 4,799.2 issued and outstanding at September 30, 2010.	—	—
Class A Common stock, $.01 par, zero authorized, issued and outstanding at September 30, 2010; 23,141 shares authorized, 5,805.3 issued and outstanding at December 31, 2009.	—	—
Class C Common stock, $.01 par, zero authorized, issued and outstanding at September 30, 2010; 30,109 shares authorized, 2,787.1 issued and outstanding at December 31, 2009.	—	—
Additional paid-in capital	296,244	10,302
Accumulated deficit	(4,349)	(19,377)
Accumulated other comprehensive loss	(773)	(1,485)

Total stockholders’ equity (deficit)	291,122	(10,559)

Total liabilities and stockholders’ equity (deficit)	$1,050,569	$628,481

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(dollars in thousands)

	Successor	Predecessor
	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009
		(As restated, see Note 2)
Net sales	$122,715	$122,673
Cost of sales (exclusive of depreciation and amortization shown separately below)	60,050	57,580

Gross profit	62,665	65,093

Operating expenses:
Selling, general and administrative expenses	39,024	41,412
Non-recurring expense (Note 14)	385	—
Depreciation	4,809	4,398
Amortization	4,546	1,768
Management and transaction fees to related party	—	250

Total operating expenses	48,764	47,828

Other income, net	399	151

Income from operations	14,300	17,416
Interest expense, net	8,571	4,011
Interest expense on mandatorily redeemable preferred stock and management purchased options	—	3,149
Interest expense on junior subordinated debentures	3,152	3,214
Investment income on trust common securities	(95)	(95)

Income before income taxes	2,672	7,137
Income tax provision	1,222	4,396

Net income	$1,450	$2,741

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(dollars in thousands)

	Successor	Predecessor
	Four Months ended September 30, 2010	Five Months ended May 28, 2010	Nine Months ended September 30, 2009
			(As restated, see Note 2)
Net sales	$170,415	$185,716	$358,699
Cost of sales (exclusive of depreciation and amortization shown separately below)	83,072	89,773	176,965

Gross profit	87,343	95,943	181,734

Operating expenses:
Selling, general and administrative expenses	53,323	82,850	121,628
Non-recurring expense (Note 14)	10,788	11,342	—
Depreciation	6,331	7,283	13,290
Amortization	6,061	2,678	5,305
Management and transaction fees to related party	—	438	759

Total operating expenses	76,503	104,591	140,982

Other income (expense), net	263	(114)	(316)

Income (loss) from operations	11,103	(8,762)	40,436
Interest expense, net	12,190	8,327	11,139
Interest expense on mandatorily redeemable preferred stock and management purchased options	—	5,488	9,098
Interest expense on junior subordinated debentures	4,203	5,254	9,668
Investment income on trust common securities	(126)	(158)	(284)

(Loss) income before income taxes	(5,164)	(27,673)	10,815
Income tax (benefit) provision	(815)	(2,465)	9,558

Net (loss) income	$(4,349)	$(25,208)	$1,257

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(dollars in thousands)

	Successor	Predecessor
	Four Months Ended September 30, 2010	Five Months Ended May 28, 2010	Nine Months Ended September 30, 2009
			(As restated, see Note 2)
Cash flows from operating activities:
Net (loss) income	$(4,349)	$(25,208)	$1,257
Adjustments to reconcile net (loss) income to net cash provided by (used for) operating activities:
Depreciation and amortization	12,392	9,961	18,595
Dispositions of property and equipment	60	74	176
Deferred income tax provision (benefit)	(1,482)	(1,921)	8,086
Deferred financing and original issue discount amortization	781	515	798
Interest on mandatorily redeemable preferred stock and management purchased options	—	5,488	9,098
Stock-based compensation expense	—	19,053	7,088
Changes in operating items:
Accounts receivable	1,036	(16,816)	(10,492)
Inventories	(8,534)	2,959	16,243
Other assets	(411)	124	1,573
Accounts payable	7,006	1,830	171
Interest payable on junior subordinated debentures	—	—	—
Other accrued liabilities	(1,910)	4,352	3,965
Other items, net	(1,985)	(894)	(243)

Net cash provided by (used for) operating activities	2,604	(483)	56,315

Cash flows from investing activities:
Payments for Quick Tag and Laser Key licenses	(12,750)	—	—
Capital expenditures	(4,680)	(5,411)	(9,126)

Net cash used for investing activities	(17,430)	(5,411)	(9,126)

Cash flows from financing activities:
Borrowings of senior term loans	290,000	—	—
Repayments of senior term loans	(149,031)	(9,544)	(27,000)
Borrowings of revolving credit loans	600	—	—
Repayments of revolving credit loans	(600)	—	—
Principal payments under capitalized lease obligations	(31)	(459)	(320)
Repayments of unsecured subordinated notes	(49,820)	—	—
Borrowings of senior notes	150,000	—	—
Financing fees, net	(15,729)	—	(2,921)
Purchase predecessor equity securities	(506,407)	—	—
Proceeds from sale of successor equity securities	308,641	—	—
Borrowings under other credit obligations	—	—	468

Net cash provided by (used for) financing activities	27,623	(10,003)	(29,773)

Net increase (decrease) in cash and cash equivalents	12,797	(15,897)	17,416
Cash and cash equivalents at beginning of period	1,267	17,164	7,133

Cash and cash equivalents at end of period	$14,064	$1,267	$24,549

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (Unaudited)

(dollars in thousands)

	Predecessor			Successor	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total Stockholders’ Equity
	Common Stock		Class A Preferred Stock	Common Stock
	Class A	Class C
Balance at December 31, 2009—Predecessor	$—	$—	$1	$—	$10,302	$(19,377)	$(1,485)		$(10,559)
Net loss	—	—	—	—	—	(25,208)	—	$(25,208)	(25,208)
Class A Common Stock FMV adjustment (2)	—	—	—	—	(5,650)	—	—	—	(5,650)
Dividends to shareholders	—	—	—	—	(7,583)	—	—	—	(7,583)
Change in cumulative foreign translation adjustment (1)	—	—	—	—	—	—	17	17	17
Change in derivative security value (1)	—	—	—	—	—	—	1,161	1,161	1,161

Comprehensive loss								$(24,030)

Balance at May 28, 2010—Predecessor	—	—	1	—	(2,931)	(44,585)	(307)		(47,822)
Close Predecessor’s stockholders’ deficit at merger date	—	—	(1)	—	2,931	44,585	307		47,822
Issuance of 5,000 shares of common stock	—	—	—	—	308,641	—	—		308,641
Transfer of 200.8 shares of common stock to mezzanine	—	—	—	—	(12,397)	—	—		(12,397)

Balance at May 28, 2010—Successor	—	—	—	—	296,244	—	—		296,244
Net loss	—	—	—	—	—	(4,349)	—	$(4,349)	(4,349)
Change in cumulative foreign translation adjustment (1)	—	—	—	—	—	—	15	15	15
Change in derivative security value (1)							(788)	(788)	(788)

Comprehensive loss								$(5,122)

Balance at September 30, 2010—Successor	$—	$—	$—	$—	$296,244	$(4,349)	$(773)		$291,122

(1)	The cumulative foreign translation adjustment and change in derivative security value are net of taxes and represent the only items of other comprehensive income (loss).
(2)	Management of the Predecessor Company controlled 395.7 shares of Class A common stock which contained a put feature that allowed redemption at the holder’s option. These shares were classified as temporary equity and were adjusted to fair value. See Note 10, Common and Preferred Stock, for further details.

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

On May 28, 2010, Hillman Companies was acquired by an affiliate of Oak Hill Capital Partners (“OHCP”) and certain members of Hillman’s management and Board of Directors. Pursuant to the terms and conditions of an Agreement and Plan of Merger dated as of April 21, 2010, the Company was merged with an affiliate of OHCP with the Company surviving the merger (the “Merger Transaction”). As a result of the Merger Transaction, Hillman Companies is a wholly-owned subsidiary of OHCP HM Acquisition Corp. (“Holdco”). The total consideration paid in the Merger Transaction was $832,682 which includes $11,500 for the Quick Tag license and related patents, the repayment of outstanding debt and the net value of the Company’s outstanding junior subordinated debentures ($105,443 liquidation value at the time of the merger). The merger consideration is subject to certain post-closing working capital and other adjustments.

Prior to the Merger Transaction, affiliates of Code Hennessy & Simmons LLC (“CHS”) owned 49.3% of the Company’s outstanding common stock and 54.6% of the Company’s voting common stock, Ontario Teacher’s Pension Plan (“OTPP”) owned 28.0% of the Company’s outstanding common stock and 31.0% of the Company’s voting common stock and HarbourVest Partners VI (“HarbourVest”) owned 8.7% of the Company’s outstanding common stock and 9.7% of the Company’s voting common stock. Certain current and former members of management owned 13.7% of the Company’s outstanding common stock and 4.4% of the Company’s voting common stock. Other investors owned 0.3% of the Company’s common stock and 0.3% of the Company’s voting common stock.

The Company’s condensed consolidated balance sheet as of May 28, 2010 and its related statements of operations, cash flows and changes in stockholders’ equity for the periods presented prior to May 28, 2010 are referenced herein as the predecessor financial statements (the “Predecessor” or “Predecessor Financial Statements”). The Company’s condensed consolidated balance sheet as of September 30, 2010 and its related statements of operations, cash flows and changes in stockholders’ equity for the periods presented subsequent to the Merger Transaction are referenced herein as the successor financial statements (the “Successor” or “Successor Financial Statements”). The Predecessor Financial Statements do not reflect certain transaction amounts that were incurred at the close of the Merger Transaction. Such transaction amounts include the write-off of $5,010 in deferred financing fees associated with the Predecessor debt obligations.

The Successor Financial Statements reflect the preliminary allocation of the aggregate purchase price of $832,682, including the value of the Company’s junior subordinated debentures, to the assets and liabilities of Hillman based on fair values at the date of the Merger Transaction in accordance with ASC Topic 805, “Business Combinations.” The Company is in the process of obtaining third-party valuations of certain assets acquired in connection with the Merger Transaction, including but not limited to customer relationships, patents, licenses, property and equipment, non-compete agreements and the corresponding impact of deferred income taxes. The Company is also in the process of finalizing its fair value evaluation of inventory. Thus, the allocation of the purchase price is subject to change. Any amounts attributable to such assets are expected to be finalized during 2010.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

1. Basis of Presentation (continued):

The Company’s financial statements have been presented on the basis of push down accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 805-50-S99 (Prior authoritative literature: Staff Accounting Bulletin No. 54 Application of “Push Down” Basis of Accounting in Financial Statements of Subsidiaries Acquired by Purchase). FASB ASC 805-50-S99 states that the push down basis of accounting should be used in a purchase transaction in which the entity becomes wholly-owned by another entity. Under the push down basis of accounting, certain transactions incurred by the parent company which would otherwise be accounted for in the accounts of the parent are “pushed down” and recorded on the financial statements of the subsidiary. Accordingly, certain items resulting from the OHCP Merger Transaction have been recorded on the financial statements of the Company.

The following tables reconcile the fair value of the acquired assets and assumed liabilities to the total purchase price:

Amount
Cash paid as merger consideration	$715,736
Cash paid for Quick Tag license and related patents	11,500

Fair value of consideration transferred	$727,236

Cash	$1,267
Accounts Receivable, net	68,573
Inventory, net	79,925
Other current assets	11,591
Property and equipment	53,607
Goodwill	432,269
Intangible assets	366,400
Other non-current assets	3,748

Total assets acquired	1,017,380
Less:
Accounts payable	(21,021)
Deferred income taxes	(134,005)
Junior subordinated debentures	(105,446)
Junior subordinated debentures premium	(7,378)
Other liabilities assumed	(22,294)

Net assets acquired	$727,236

The following table indicates the pro forma financial statements of the Company for the three and nine months ended September 30, 2009 (including non-recurring charges of $22,130 as discussed in Note 14). The pro forma financial statements give effect to the Merger Transaction as if it had occurred on January 1, 2010 and January 1, 2009, respectively.

	Three Months Ended Sept. 30, 2010	Nine Months Ended Sept. 30, 2010	Three Months Ended Sept. 30, 2009	Nine Months Ended Sept. 30, 2009
Net Sales	122,715	356,131	122,673	358,699
Net Income	1,451	900	3,334	2,494

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

1. Basis of Presentation (continued):

The accompanying unaudited condensed consolidated financial statements present information in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. Management believes the financial statements include all normal recurring accrual adjustments necessary for a fair presentation. Operating results for the four month Successor period ended September 30, 2010 and the five month Predecessor period ended May 28, 2010 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report filed on Form 10-K for the year ended December 31, 2009, as amended.

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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

2. Restatement of Consolidated Financial Statements (continued):

As a result of the above, the Company restated its condensed consolidated statements of operations and cash flows for the three month and nine month periods ended September 30, 2009. The following is a summary of the effects of these changes on the Company’s condensed consolidated statements of operations and cash flows for the three month and nine months ended September 30, 2009.

Predecessor	Condensed Consolidated Statement of Operations
For the three months ended September 30, 2009:	As Previously Reported	Adjustments	As Restated
Income tax provision	$4,847	$(451)	$4,396
Net income	2,290	451	2,741

Predecessor	Condensed Consolidated Statement of Operations
For the nine months ended September 30, 2009:	As Previously Reported	Adjustments	As Restated
Income tax provision	$10,924	$(1,366)	$9,558
Net income (loss)	(109)	1,366	1,257

Predecessor	Condensed Consolidated Statement of Cash Flows
For the nine months ended September 30, 2009:	As Previously Reported	Adjustments	As Restated
Net income (loss)	$(109)	$1,366	$1,257
Deferred income tax provision	9,452	(1,366)	8,086

3. Summary of Significant Accounting Policies:

The significant accounting policies should be read in conjunction with the significant accounting policies included in the Form 10-K for the year ended December 31, 2009, as amended. Policies included herein were updated for activity in the interim period.

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

Accounts Receivable and Allowance for Doubtful Accounts:

The Company establishes the allowance for doubtful accounts using the specific identification method and also provides a reserve in the aggregate. The estimates for calculating the aggregate reserve are based on historical collection experience. Increases to the allowance for doubtful accounts result in a corresponding expense. The allowance for doubtful accounts was $562 at September 30, 2010 and $514 at December 31, 2009.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

3. Summary of Significant Accounting Policies (continued):

Shipping and Handling:

The costs incurred to ship product to customers, including freight and handling expenses, are included in selling, general and administrative (“SG&A”) expenses on the Company’s statements of operations. The Successor shipping and handling costs included in SG&A were $5,227 for the three month period ended September 30, 2010 and $1,999 for the one month period ended June 30, 2010. The Predecessor shipping and handling costs included in SG&A were $7,398 for the five month period ended May 28, 2010. The Predecessor shipping and handling costs included in SG&A were $4,448 and $12,414 for the three and nine month periods ended September 30, 2009, respectively.

4. Recent Accounting Pronouncements:

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurement.” This guidance amends Accounting Standards Codification (“ASC”) Topic 820 to require new disclosures for fair value measurements and provides clarification for existing disclosure requirements. The guidance requires new disclosures about transfers in and out of Levels 1 and 2 and further descriptions for the reasons for the transfers. The guidance also requires more detailed disclosure about the activity within Level 3 fair value measurements. The Company adopted the guidance on January 1, 2010, except for the requirements related to Level 3 disclosures, which will be effective for annual and interim reporting periods beginning after December 15, 2010. This guidance requires expanded disclosures only, and did not and is not expected to have a material impact on the Company’s consolidated results of operations or financial condition.

In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events.” This ASU amends certain recognition and disclosure requirements concerning subsequent events. This update addresses the interaction of the requirements of the ASC with the SEC’s reporting requirements. The update requires an entity to evaluate subsequent events through the date that the financial statements are issued. The update also provides that a filer is not required to disclose the date through which subsequent events have been evaluated. All the amendments in this update are effective upon issuance of the final update. The adoption of this amendment did not have a material impact on the Company’s consolidated results of operations or financial conditions.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

5. Other Intangibles:

The values assigned to intangible assets in connection with the Merger Transaction were determined by management through a preliminary independent appraisal. The intangible asset values may be adjusted by management for any changes determined upon completion of work on the independent appraisal. In connection with the Merger Transaction, the Company acquired the Quick Tag license for consideration amounting to $11,500. Other intangibles, net as of September 30, 2010 and December 31, 2009 consist of the following:

	Estimated Useful Life (Years)	Successor	Estimated Useful Life (Years)	Predecessor
		September 30, 2010		December 31, 2009
Customer relationships	20	$290,000	15-23	$127,206
Trademarks	Indefinite	48,000	Indefinite	47,394
Patents	5-20	15,900	9	7,960
Quick Tag license	6	11,500		—
Laser Key license	5	1,250		—
Non compete agreements	5.5	1,000	4	5,742

Intangible assets, gross		367,650		188,302
Less: Accumulated amortization		6,061		41,662

Other intangibles, net		$361,589		$146,640

Intangible assets are amortized over their useful lives. The Predecessor’s amortization expense for amortizable assets was $2,678 for the five months ended May 28, 2010 and was $5,305 for the nine months ended September 30, 2009. The Successor’s amortization expense for amortizable assets for the four months ended September 30, 2010 was $6,061. The combination of the amortization expense for amortizable assets of the Successor and Predecessor for the year ended December 31, 2010 is estimated to be $13,348. For the years ended December 31, 2011, 2012, 2013, 2014, and 2015, the Successor’s amortization expense for amortizable assets is estimated to be $18,433, $18,433, $18,433 $18,433 and $17,773, respectively.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

6. Commitments and Contingencies:

The Company self insures its product liability, automotive, workers’ compensation and general liability losses up to $250 per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences in excess of $250 up to $40,000. The two risk areas involving the most significant accounting estimates are workers’ compensation and automotive liability. Actuarial valuations performed by the Company’s outside risk insurance expert were used by management to form the basis for workers’ compensation and automotive liability loss reserves. The actuary contemplated the Company’s specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes the liability of approximately $1,949 recorded for such risk insurance reserves is adequate as of September 30, 2010, but due to judgments inherent in the reserve estimation process, it is possible the ultimate costs will differ from this estimate.

As of September 30, 2010, the Company has provided certain vendors and insurers letters of credit aggregating $5,496 related to its product purchases and insurance coverage of product liability, workers compensation and general liability.

The Company self-insures its group health claims up to an annual stop loss limit of $200 per participant. Aggregate coverage is maintained for annual group health insurance claims in excess of 125% of expected claims. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves. Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claim data and certain actuarial assumptions. The Company believes the liability of approximately $1,769 recorded for such group health insurance reserves is adequate as of September 30, 2010, but due to judgments inherent in the reserve estimation process, it is possible the ultimate costs will differ from this estimate.

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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

7. Related Party Transactions:

The Predecessor was obligated to pay management fees to a subsidiary of CHS in the amount of $58 per month. The Predecessor was also obligated to pay transaction fees to a subsidiary of OTPP in the amount of $26 per month, plus out of pocket expenses. The Successor has no management fee charges for the four month period ended September 30, 2010. The Predecessor has recorded aggregate management and transaction fee charges and expenses from CHS and OTPP of $438 for the five month period ended May 28, 2010. The Predecessor also recorded aggregate management and transaction fee charges and expenses from CHS and OTPP of $250 and $759 for the three and nine month periods ended September 30, 2009, respectively.

Gregory Mann and Gabrielle Mann are employed by the All Points subsidiary of Hillman. All Points leases an industrial warehouse and office facility from companies under the control of the Manns’. The Predecessor and Successor have recorded rental expense for the lease of this facility on an arm’s length basis. The Successor recorded rental expense for the lease of this facility in the amount of $28 for the one month period ended June 30, 2010 and $83 for the three month period ended September 30, 2010. The Predecessor recorded rental expense for the lease of this facility in the amount of $138 for the five month period ended May 28, 2010. The Predecessor recorded rental expense for the lease of this facility in the amount of $83 and $248 for the three and nine month periods ended September 30, 2009, respectively.

8. Income Taxes:

The Company’s policy is to estimate income taxes for interim periods based on estimated annual effective tax rates. These are derived, in part, from expected pre-tax income. However, the income tax provisions for the five-month Predecessor period ended May 28, 2010 and the nine month Predecessor period ended September 30, 2009 have been computed on a discrete period basis. The Company’s variability in income between quarters combined with the large permanent book-versus-tax differences and relatively low pre-tax income created the inability to reliably estimate pre-tax income in the predecessor period. Accordingly, the interim tax provisions for the Predecessor periods were calculated by multiplying pre-tax earnings, adjusted for permanent book-versus-tax basis differences, by the statutory income tax rate. In the four month Successor period ended September 30, 2010, including the three month Successor period ended September 30, 2010, the Company applied an estimated annual effective tax rate to interim period pre-tax income (loss) to calculate the income tax provision (benefit) in accordance with the principal method prescribed by the accounting guidance established for computing income taxes in interim periods.

The effective income tax rates were 45.7% and 61.6% for the three-month periods ended September 30, 2010 and 2009, respectively. The differences between the effective income tax rate and the federal statutory rate in the three-month Successor period ended September 30, 2010 was primarily due to an adjustment changing the method of calculating the interim provision computation on Successor period income from the discrete method used in the second quarter to the estimated annual income tax method as described above. The effective income tax rate differed from the federal statutory rate in the three month Predecessor period ended September 30, 2009 primarily due to the effect of nondeductible interest on mandatorily redeemable preferred stock and stock compensation expense. In addition, the effective tax rates in both three month periods were affected by state and foreign income taxes.

The effective income tax rate for the four month Successor period ended September 30, 2010 was 15.8%. The effective income tax rates for the five month Predecessor period ended May 28, 2010 and the nine month period ended September 30, 2009 were 8.9% and 88.4%, respectively. In the five month and nine month Predecessor periods ended May 28, 2010 and September 30, 2009, respectively, the effective income tax rates differed

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

8. Income Taxes (continued):

from the federal statutory rate primarily due to the effect of nondeductible interest on mandatorily redeemable preferred stock and stock compensation expense. In the four month Successor period ended September 30, 2010 and the five month Predecessor period ended May 28, 2010 the effective income tax rates were affected by the recording of a valuation reserve in the second quarter of 2010 against certain deferred tax assets. In addition, the effective income tax rates in these two periods were affected by the recording of an increase in the reserve for uncertainty in accounting for income taxes in the second quarter of 2010. Also, the effective tax rates in the Successor and Predecessor periods were affected by state and foreign income taxes.

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

The proceeds received from the Senior Facilities and 10.875% Senior Notes together with proceeds obtained from the sale of Successor equity securities were used to repay the senior term loans and unsecured subordinated notes and to purchase the equity securities of the Predecessor in connection with the Merger Transaction.

The Senior Facilities contain financial and operating covenants. These covenants require the Company to maintain certain financial ratios, including an interest coverage ratio and leverage ratios. These debt agreements provide for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, cross-defaults, bankruptcy events, failure to pay judgments, attachment of its assets, change of control and the issuance of an order of dissolution. Certain of these events of default are subject to notice and cure periods or materiality thresholds. The occurrence of an event of default permits the lenders under the Senior Facilities to accelerate repayment of all amounts due. As of September 30, 2010, the Company had $24,500 available under the Revolver.

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

Upon consummation of the Merger Transaction, each share of Class A Common Stock, Class B Common Stock and Class C Common Stock of Hillman Companies issued and outstanding immediately prior thereto (other than as set forth in the immediately preceding sentence), as well as each outstanding option to purchase any such shares of common stock, was converted into the right to receive, in cash, a portion of the merger consideration in the Merger Transaction. Certain shares held by Company management were contributed by the holders thereof to Holdco in exchange for shares of Holdco.

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

After consummation of the Merger Transaction, neither Hillman Companies nor Hillman Investment Company have issued any shares of preferred stock or any options to purchase any such shares.

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

Effective May 28, 2010, Holdco established the OHCP HM Acquisition Corp. 2010 Stock Option Plan (the “Option Plan”), pursuant to which Holdco may grant options for up to an aggregate of 34,293.469 shares of its common stock. The Option Plan is administered by a committee of the Holdco board of directors. Such committee determines the terms of each option grant under the Option Plan, except that the exercise price of any granted options may not be lower than the fair market value of one share of common stock of Holdco as of the date of grant. As of September 30, 2010, no options have been granted under the Option Plan.

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

On June 24, 2010, the Company entered into a forward Interest Rate Swap Agreement (“2010 Swap”) with a two-year term for a notional amount of $115,000. The effective date of the 2010 Swap is May 31, 2011 and its termination date is May 31, 2013. The 2010 Swap fixes the interest rate at 2.47% plus the applicable interest rate margin.

The 2010 Swap was designated as an effective cash flow hedge, and the fair value at September 30, 2010 was $(788), net of $495 in taxes. The 2010 Swap was reported on the condensed consolidated balance sheet in other non-current liabilities with a related charge recorded as a component of other comprehensive income in shareholders’ equity.

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

The following tables set forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the periods ended September 30, 2010 and December 31, 2009, by level, within the fair value hierarchy:

	As of September 30, 2010
	Level 1	Level 2	Level 3	Total
Trading securities	$3,290	$—	$—	$3,290
Interest rate swap	—	(1,283)	—	(1,283)

	As of December 31, 2009
	Level 1	Level 2	Level 3	Total
Trading securities	$3,043	$—	$—	$3,043
Interest rate swap	—	(1,894)	—	(1,894)

Trading securities are valued using quoted prices on an active exchange. Trading securities represent assets held in a Rabbi Trust to fund deferred compensation liabilities and are included as restricted investments on the accompanying condensed consolidated balance sheets.

For the five months ended May 28, 2010, the unrealized gains on these securities of $16 were recorded by the Predecessor as other income. For the four months ended September 30, 2010, the unrealized gains on these securities of $159 were recorded by the Successor as other income. In each period, an offsetting entry, for the same amount, adjusting the deferred compensation liability and compensation expense within SG&A was also recorded.

For the nine months ended September 30, 2009, the unrealized gains on these securities of $132 were recorded by the Predecessor as other income. An offsetting entry, for the same amount, increasing the deferred compensation liability and compensation expense within SG&A was also recorded.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

13. Fair Value Measurements (continued):

The Company utilizes interest rate swap contracts to manage its targeted mix of fixed and floating rate debt, and these swaps are valued using observable benchmark rates at commonly quoted intervals for the full term of the swaps. The 2010 Swap was included in other non-current liabilities as of September 30, 2010 on the accompanying condensed consolidated balance sheet. Prior to its termination on May 24, 2010, the 2008 Swap was included in other non-current liabilities on the accompanying condensed consolidated balance sheet.

14. Non-Recurring Expenses:

For the nine months ended September 30, 2010, the Company incurred $22,130 of non-recurring, one-time charges related to the Merger Transaction. The Predecessor incurred $11,342 of the non-recurring expense total primarily for investment banking, legal and other advisory fees related to the sale of the Company. The remaining $10,788 of non-recurring expense was incurred by the Successor for legal, consulting, accounting and other advisory services incurred in connection with the acquisition of the Company.

15. Subsequent Events:

The Company’s management has evaluated potential subsequent events for recording and disclosure in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2010. There are no items requiring disclosure.

16. Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information:

The 10.875% Senior Notes were issued by The Hillman Group, Inc. and are fully and unconditionally guaranteed on a joint and several basis by the Company and certain of Company’s wholly owned subsidiaries. The non-guarantor information presented represents our Canadian and Mexican subsidiaries.

The following financial information presents condensed consolidating statements of operations, balance sheets, and cash flows for The Hillman Group, Inc., all guarantor subsidiaries, all non-guarantor subsidiaries and the eliminations necessary to provide the consolidated results for The Hillman Companies, Inc. and subsidiaries. For purposes of this presentation, we have accounted for investments in our subsidiaries using the equity method of accounting. The principal consolidating adjustments eliminate investment in subsidiary and intercompany balances and transactions.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

16. Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Statements of Operations (Unaudited)

For the three months ended September 30, 2010

(Amounts in thousands)

	Successor
	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust- ments	Consolidated
Net sales	$-	$113,927	$5,286	$3,502	$-	$122,715
Cost of sales	-	53,925	4,147	1,945	33	60,050

Gross profit	-	60,002	1,139	1,557	(33)	62,665

Operating expenses:
Selling, general and administrative expenses	205	36,029	871	1,919	-	39,024
Non-recurring expense	-	385	-	-	-	385
Depreciation	-	4,775	21	13	-	4,809
Amortization	4,546	-	-	-	-	4,546
Intercompany administrative (income) expense	-	(60)	-	60	-	-
Management and transaction fees to related party	-	-	-	-	-	-

Total operating expenses	4,751	41,129	892	1,992	-	48,764

Other (expense) income, net	205	(41)	(2)	237	-	399
Income from operations	(4,546)	18,832	245	(198)	(33)	14,300
Intercompany interest (income) expense	(3,058)	3,058	-	-	-	-
Interest expense, net	(106)	8,678	-	(1)	-	8,571
Interest on mandatorily redeemable preferred stock and management purchased options	-	-	-	-	-	-
Interest expense on junior subordinated debentures	3,152	-	-	-	-	3,152
Investment income on trust common securities	(95)	-	-	-	-	(95)

(Loss) Income before equity in subsidiaries’ income (loss)	(4,439)	7,096	245	(197)	(33)	2,672
Equity in subsidiaries’ income (loss)	7,131	35	-	-	(7,166)	-

Income (loss) before income taxes	2,692	7,131	245	(197)	(7,199)	2,672
Income tax provision (benefit)	1,209	-	73	(60)	-	1,222

Net income (loss)	$1,483	$7,131	$172	$(137)	$(7,199)	$1,450

Other Comprehensive income (loss):
Foreign currency translation adjustments	-	-	-	17	-	17
Change in derivative security value	-	(788)	-	-	-	(788)

Total comprehensive income (loss)	$1,483	$6,343	$172	$(120)	$(7,199)	$679

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

16. Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Statements of Operations (Unaudited)

For the three months ended September 30, 2009

(Amounts in thousands)

	Predecessor
	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust- ments	Consolidated
						(As Restated)
Net sales	$-	$115,829	$4,173	$2,671	$-	$122,673
Cost of sales	-	53,264	3,041	1,256	19	57,580

Gross profit	-	62,565	1,132	1,415	(19)	65,093

Operating expenses:
Selling, general and administrative expenses	3,499	36,076	913	924	-	41,412
Non-recurring expense	-	-	-	-	-	-
Depreciation	-	4,339	22	37	-	4,398
Amortization	1,759	-	9	-	-	1,768
Intercompany administrative (income) expense	-	(60)	-	60	-	-
Management and transaction fees to related party	250	-	-	-	-	250

Total operating expenses	5,508	40,355	944	1,021	-	47,828

Other (expense) income, net	211	(176)	5	111	-	151
Income from operations	(5,297)	22,034	193	505	(19)	17,416
Intercompany interest (income) expense	(3,058)	3,058	-	-	-	-
Interest expense, net	(90)	4,102	(1)	-	-	4,011
Interest on mandatorily redeemable preferred stock and management purchased options	3,149	-	-	-	-	3,149
Interest expense on junior subordinated debentures	3,214	-	-	-	-	3,214
Investment income on trust common securities	(95)	-	-	-	-	(95)

(Loss) income before equity in subsidiaries’ income (loss)	(8,417)	14,874	194	505	(19)	7,137
Equity in subsidiaries’ income (loss)	15,448	574	—	-	(16,022)	-

Income (loss) before income taxes	7,031	15,448	194	505	(16,041)	7,137
Income tax provision (benefit)	4,271	-	78	47	-	4,396

Net income (loss)	$2,760	$15,448	$116	$458	$(16,041)	$2,741

Other comprehensive income (loss):
Foreign currency translation adjustments	-	-	-	(83)	-	(83)
Change in derivative security value	-	(67)	-	-	-	(67)

Total comprehensive income (loss)	$2,760	$15,381	$116	$375	$(16,041)	$2,591

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

16. Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Statements of Operations (Unaudited)

For the four months ended September 30, 2010

(Amounts in thousands)

	Successor
	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust- ments	Consolidated
Net sales	$-	$158,470	$7,376	$4,569	$-	$170,415
Cost of sales	-	75,023	5,605	2,415	29	83,072

Gross profit	-	83,447	1,771	2,154	(29)	87,343

Operating expenses:
Selling, general and administrative expenses	159	49,667	1,215	2,282	-	53,323
Non-recurring expense	-	10,788	-	-	-	10,788
Depreciation	-	6,285	28	18	-	6,331
Amortization	6,061	-	-	-	-	6,061
Intercompany administrative (income) expense	-	(80)	-	80	-	-
Management and transaction fees to related party	-	-	-	-	-	-

Total operating expenses	6,220	66,660	1,243	2,380	-	76,503

Other (expense) income, net	159	(51)	(2)	157	-	263
Income from operations	(6,061)	16,736	526	(69)	(29)	11,103
Intercompany interest (income) expense	(4,077)	4,078	-	-	(1)	-
Interest expense, net	(142)	12,332	-	(1)	1	12,190
Interest on mandatorily redeemable preferred stock and management purchased options	-	-	-	-	-	-
Interest expense on junior subordinated debentures	4,203	-	-	-	-	4,203
Investment income on trust common securities	(126)	-	-	-	-	(126)

(Loss) income before equity in subsidiaries’ income (loss)	(5,919)	326	526	(68)	(29)	(5,164)
Equity in subsidiaries’ income (loss)	621	295	-	-	(916)	-

Income (loss) before income taxes	(5,298)	621	526	(68)	(945)	(5,164)
Income tax provision (benefit)	(978)	-	184	(21)	-	(815)

Net income (loss)	$(4,320)	$621	$342	$(47)	$(945)	$(4,349)

Other comprehensive income (loss):
Foreign currency translation adjustments	-	-	-	15	-	15
Change in derivative security value	-	(788)	-	-	-	(788)

Total comprehensive income (loss)	$(4,320)	$(167)	$342	$(32)	$(945)	$(5,122)

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

16. Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Statements of Operations (Unaudited)

For the five months ended May 28, 2010

(Amounts in thousands)

	Predecessor
	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust- ments	Consolidated
Net sales	$-	$175,470	$6,244	$4,002	$-	$185,716
Cost of sales	-	83,169	4,679	1,925	-	89,773

Gross profit	-	92,301	1,565	2,077	-	95,943

Operating expenses:
Selling, general and administrative expenses	19,069	60,784	1,396	1,601	-	82,850
Non-recurring expense	-	11,342	-	-	-	11,342
Depreciation	-	7,192	32	59	-	7,283
Amortization	2,663	-	15	-	-	2,678
Intercompany administrative (income) expense	-	(100)	-	100	-	-
Management and transaction fees to related party	438	-	-	-	-	438

Total operating expenses	22,170	79,218	1,443	1,760	-	104,591

Other (expense) income, net	16	11	(217)	76	-	(114)
Income from operations	(22,154)	13,094	(95)	393	-	(8,762)
Intercompany interest (income) expense	(5,097)	5,096	-	-	1	-
Interest expense, net	(154)	8,480	-	2	(1)	8,327
Interest on mandatorily redeemable preferred stock and management purchased options	5,488	-	-	-	-	5,488
Interest expense on junior subordinated debentures	5,254	-	-	-	-	5,254
Investment income on trust common securities	(158)	-	-	-	-	(158)

(Loss)income before equity in subsidiaries’ income (loss)	(27,487)	(482)	(95)	391	-	(27,673)
Equity in subsidiaries’ income (loss)	(398)	84	-	-	314	-

Income (loss) before income taxes	(27,885)	(398)	(95)	391	314	(27,673)
Income tax provision (benefit)	(2,677)	-	48	164	-	(2,465)

Net income (loss)	$(25,208)	$(398)	$(143)	$227	$314	$(25,208)

Other comprehensive income (loss):
Foreign currency translation adjustments	-	-	-	17	-	17
Change in derivative security value	-	1,161	-	-	-	1,161

Total comprehensive income (loss)	$(25,208)	$763	$(143)	$244	$314	$(24,030)

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

16. Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Statements of Operations (Unaudited)

For the nine months ended September 30, 2009

(Amounts in thousands)

	Predecessor
	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust- ments	Consolidated
						(As Restated)
Net sales	$-	$338,732	$12,967	$7,000	$-	$358,699
Cost of sales	-	163,364	9,631	3,862	108	176,965

Gross profit	-	175,368	3,336	3,138	(108)	181,734

Operating expenses:
Selling, general and administrative expenses	7,220	109,028	2,679	2,701	-	121,628
Non-recurring expense	-	-	-	-	-	-
Depreciation	-	13,117	67	106	-	13,290
Amortization	5,277	-	28	-	-	5,305
Intercompany administrative (income) expense	-	(180)	-	179	1	-
Management and transaction fees to related party	759	-	-	-	-	759

Total operating expenses	13,256	121,965	2,774	2,986	1	140,982

Other (expense) income, net	132	(733)	(7)	291	1	(316)
Income from operations	(13,124)	52,670	555	443	(108)	40,436
Intercompany interest (income) expense	(9,174)	9,174	-	-	-	-
Interest expense, net	(269)	11,413	(5)	-	-	11,139
Interest on mandatorily redeemable preferred stock and management purchased options	9,098	-	-	-	-	9,098
Interest expense on junior subordinated debentures	9,668	-	-	-	-	9,668
Investment income on trust common securities	(284)	-	-	-	-	(284)

(Loss)income before equity in subsidiaries’ income (loss)	(22,163)	32,083	560	443	(108)	10,815
Equity in subsidiaries’ income (loss)	32,672	589	-	-	(33,261)	-

Income (loss) before income taxes	10,509	32,672	560	443	(33,369)	10,815
Income tax provision	9,144	-	221	193	-	9,558

Net income (loss)	$1,365	$32,672	$339	$250	$(33,369)	$1,257

Other comprehensive income (loss):
Foreign currency translation adjustments	-	-	-	(179)	-	(179)
Change in derivative security value	-	138	-	-	-	138

Total comprehensive income (loss)	$1,365	$32,810	$339	$71	$(33,369)	$1,216

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

16. Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Balance Sheet (Unaudited)

As of September 30, 2010

(Amounts in thousands)

	Successor
	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust- ments	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$1	$12,499	$772	$792	$-	$14,064
Restricted investments	334	-	-	-	-	334
Accounts receivable	-	66,217	5,237	(3,917)	-	67,537
Inventories	-	81,180	4,804	3,081	(308)	88,757
Deferred income taxes	7,338	-	595	248	-	8,181
Other current assets	-	2,341	73	478	-	2,892

Total current assets	7,673	162,237	11,481	682	(308)	181,765
Intercompany notes receivable	105,446	-	-	-	(105,446)	-
Intercompany interest receivable	9,174	-	-	-	(9,174)	-
Investments in subsidiaries	(619,850)	7,732	-	-	612,118	-
Property and equipment	-	51,705	248	194	-	52,147
Goodwill	431,666	-	292	32	279	432,269
Other intangibles	361,023	-	566	-	-	361,589
Restricted investments	2,956	-	-	-	-	2,956
Deferred income taxes	22,446	495	(259)	434	(22,682)	434
Deferred financing fees	-	14,941	-	-	-	14,941
Investment in trust common securities	3,261	-	-	-	-	3,261
Other assets	-	1,028	25	154	-	1,207

Total assets	$323,795	$238,138	$12,353	$1,496	$474,787	$1,050,569

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$-	$26,989	$761	$277	$-	$28,027
Current portion of senior term loans	-	2,900	-	-	-	2,900
Current portion of capitalized lease and other obligations	-	42	-	-	-	42
Accrued expenses:
Salaries and wages	-	3,935	105	145	-	4,185
Pricing allowances	-	6,110	-	451	-	6,561
Income and other taxes	(172)	1,653	118	321	-	1,920
Interest	-	5,797	-	-	-	5,797
Deferred compensation	334	-	-	-	-	334
Other accrued expenses	-	6,127	261	315	-	6,703

Total current liabilities	162	53,553	1,245	1,509	-	56,469
Intercompany debt payable	-	105,446	-	-	(105,446)	-
Intercompany interest payable	-	9,174	-	-	(9,174)	-
Long term senior term loans	-	286,375	-	-	-	286,375
Long term portion of capitalized lease and other obligations	-	141	-	-	-	141
Long term senior notes	-	150,000	-	-	-	150,000

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

16. Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Balance Sheet (Unaudited)

As of September 30, 2010

(Amounts in thousands)

	Successor
	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust- ments	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY(CONTINUED)
Junior subordinated debentures	115,943	-	-	-	-	115,943
Mandatorily redeemable preferred stock	-	-	-	-	-	-
Management purchased preferred options	-	-	-	-	-	-
Deferred compensation	2,956	-	-	-	-	2,956
Deferred income taxes, net	155,120	-	(16)	-	(22,682)	132,422
Accrued dividends on preferred stock	-	-	-	-	-	-
Other non-current liabilities	-	2,744	-	-	-	2,744

Total liabilities	274,181	607,433	1,229	1,509	(137,302)	747,050

Common stock with put options:
Common stock, $.01 par, 5,000 shares authorized, 200.8 issued and outstanding at September 30, 2010.	12,397	-	-	-	-	12,397
Class A Common stock, $.01 par, zero authorized, issued and outstanding at September 30, 2010; 23,141 shares authorized, 395.7 issued and outstanding at December 31, 2009.	-	-	-	-	-	-
Class B Common stock, $.01 par, zero authorized, issued and outstanding at September 30, 2010; 2,500 shares authorized, 970.6 issued and outstanding at December 31, 2009.	-	-	-	-	-	-
Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock:
Preferred stock, $.01 par, 5,000 shares authorized, none issued and outstanding at September 30, 2010.	-	-	-	-	-	-
Class A Preferred stock, $.01 par, zero authorized, issued and outstanding at September 30, 2010; $1,000 liquidation value, 238,889 shares authorized, 82,104.8 issued and outstanding at December 31, 2009.	-	-	-	-	-	-
Common Stock:
Common stock, $.01 par, 5,000 shares authorized, 4,799.2 issued and outstanding at September 30, 2010.	-	-	-	-	-	-
Class A Common stock, $.01 par, zero authorized, issued and outstanding at September 30, 2010; 23,141 shares authorized, 5,805.3 issued and outstanding at December 31, 2009.	-	-	50	-	(50)	-
Class C Common stock, $.01 par, zero authorized, issued and outstanding at September 30, 2010; 30,109 shares authorized, 2,787.1 issued and outstanding at December 31, 2009.	-	-	-	-	-	-
Additional paid-in capital	134,526	(152,682)	10,732	373	303,295	296,244
Accumulated deficit	(97,309)	(215,825)	342	80	308,363	(4,349)
Accumulated other comprehensive loss	-	(788)	-	(466)	481	(773)

Total stockholders’ equity	37,217	(369,295)	11,124	(13)	612,089	291,122

Total liabilities and stockholders’ equity	$323,795	$238,138	$12,353	$1,496	$474,787	$1,050,569

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

16. Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Balance Sheet (Unaudited)

As of December 31, 2009

(Amounts in thousands)

	Predecessor
	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust- ments	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$1	$16,282	$518	$363	$-	$17,164
Restricted investments	334	-	-	-	-	334
Accounts receivable	-	51,078	4,409	(3,730)	-	51,757
Inventories	-	75,364	5,204	2,904	(290)	83,182
Deferred income taxes	7,215	-	653	232	-	8,100
Other current assets	-	2,417	78	162	-	2,657

Total current assets	7,550	145,141	10,862	(69)	(290)	163,194
Intercompany notes receivable	105,446	-	-	-	(105,446)	-
Intercompany interest receivable	-	-	-	-	-	-
Investments in subsidiaries	(464,499)	10,212	-	-	454,287	-
Property and equipment	-	47,109	238	218	-	47,565
Goodwill	255,717	1,797	292	-	-	257,806
Other intangibles	146,059	-	581	-	-	146,640
Restricted investments	2,709	-	-	-	-	2,709
Deferred income taxes	19,792	733	(82)	419	(20,444)	418
Deferred financing fees	2,249	3,441	-	-	-	5,690
Investment in trust common securities	3,261	-	-	-	-	3,261
Other assets	-	1,142	25	31	-	1,198

Total assets	$78,284	$209,575	$11,916	$599	$328,107	$628,481

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$-	$18,314	$752	$125	$-	$19,191
Current portion of senior term loans	-	9,519	-	-	-	9,519
Current portion of capitalized lease and other obligations	-	349	-	-	-	349
Accrued expenses:
Salaries and wages	-	7,305	165	154	-	7,624
Pricing allowances	-	4,968	-	349	-	5,317
Income and other taxes	118	1,618	(2)	170	-	1,904
Interest	-	2,199	-	-	-	2,199
Deferred compensation	334	-	-	-	-	334
Other accrued expenses	-	5,943	45	159	-	6,147

Total current liabilities	452	50,215	960	957	-	52,584
Intercompany debt payable	-	105,446	-	-	(105,446)	-
Intercompany interest payable	-	-	-	-	-	-
Long term senior term loans	-	148,330	-	-	-	148,330
Long term portion of capitalized lease and other obligations	-	145	-	-	-	145
Long term senior notes	-	-	-	-	-	-
Long term unsecured subordinated notes	-	49,820	-	-	-	49,820

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

16. Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Balance Sheet (Unaudited)

As of December 31, 2009

(Amounts in thousands)

	Predecessor
	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust- ments	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY(CONTINUED)
Junior subordinated debentures	115,716	-	-	-	-	115,716
Mandatorily redeemable preferred stock	111,452	-	-	-	-	111,452
Management purchased preferred options	6,617	-	-	-	-	6,617
Deferred compensation	2,709	-	-	-	-	2,709
Deferred income taxes, net	70,582	-	31	-	(20,444)	50,169
Accrued dividends on preferred stock	75,580	-	-	-	-	75,580
Other non-current liabilities	14,735	3,732	-	-	-	18,467

Total liabilities	397,843	357,688	991	957	(125,890)	631,589

Common and preferred stock with put options:
Class A Preferred stock, $.01 par, $1,000 liquidation value, 238,889 shares authorized, none issued and outstanding at December 31, 2009.	-	-	-	-	-	-
Class A Common stock, $.01 par, 23,141 shares authorized, 395.7 issued and outstanding at December 31, 2009.	2,158	-	-	-	-	2,158
Class B Common stock, $.01 par, 2,500 shares authorized, 970.6 issued and outstanding at December 31, 2009.	4,323	1	-	-	969	5,293

Commitments and Contingencies

Stockholders’ Equity:
Preferred Stock:
Class A Preferred stock, $.01 par, $1,000 liquidation value, 238,889 shares authorized, 82,104.8 issued and outstanding at December 31, 2009.	1	-	-	-	-	1

Common Stock:
Class A Common stock, $.01 par, 23,141 shares authorized, 5,805.3 issued and outstanding at December 31, 2009.	-	-	50	-	(50)	-
Class C Common stock, $.01 par, 30,109 shares authorized, 2,787.1 issued and outstanding at December 31, 2009.	-	-	-	-	-	-

Additional paid-in capital	10,494	19,980	10,193	1	(30,366)	10,302
Accumulated deficit	(336,697)	(166,933)	682	127	483,444	(19,377)
Accumulated other comprehensive loss	162	(1,161)	-	(486)	-	(1,485)

Total stockholders’ equity	(326,040)	(148,114)	10,925	(358)	453,028	(10,559)

Total liabilities and stockholders’ equity	$78,284	$209,575	$11,916	$599	$328,107	$628,481

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

16. Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Statement of Cash Flows (Unaudited)

For the four months ended September 30, 2010

(Amounts in thousands)

	Successor
	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust- ments	Consolidated
Cash flows from operating activities:
Net income (loss)	$(4,941)	$326	$342	$(47)	$(29)	$(4,349)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	6,061	6,285	28	18	-	12,392
Dispositions of property and equipment	-	53	7	-	-	60
Deferred income tax provision (benefit)	(205)	(1,228)	98	(147)	-	(1,482)
Deferred financing and original issue discount amortization	(141)	922	-	-	-	781
Changes in operating items:
Accounts receivable	-	1,972	(382)	(554)	-	1,036
Inventories	-	(8,199)	(77)	(287)	29	(8,534)
Other assets	-	(2,322)	573	1,350	(12)	(411)
Accounts payable	-	6,785	80	141	-	7,006
Interest payable on junior subordinated debentures	-	-	-	-	-	-
Other accrued liabilities	42	1,669	100	357	(4,078)	(1,910)
Other items, net	122,083	(128,348)	89	101	4,090	(1,985)

Net cash provided by (used for) operating activities	122,899	(122,085)	858	932	-	2,604

Cash flows from investing activities:
Payments for Quick Tag and Laser Key licenses	-	(12,750)	-	-	-	(12,750)
Capital expenditures	-	(4,568)	(70)	(42)	-	(4,680)
Other, net	-	-	-	-	-	-

Net cash used for investing activities	-	(17,318)	(70)	(42)	-	(17,430)

Cash flows from financing activities:
Borrowings of senior term loans	-	290,000	-	-	-	290,000
Repayments of senior term loans	-	(149,031)	-	-	-	(149,031)
Borrowings of revolving credit loans	-	600	-	-	-	600
Repayments of revolving credit loans	-	(600)	-	-	-	(600)
Principal payments under capitalized lease obligations	-	(31)	-	-	-	(31)
Repayments of unsecured subordinated notes	-	(49,820)	-	-	-	(49,820)
Borrowings of senior notes	-	150,000	-	-	-	150,000
Financing fees, net	-	(15,729)	-	-	-	(15,729)
Purchase predecessor equity securities	(506,407)	-	-	-	-	(506,407)
Proceeds from sale of successor equity securities	308,641	-	-	-	-	308,641

Net cash (used for) provided by financing activities	(197,766)	225,389	-	-	-	27,623

Net (decrease) increase in cash and cash equivalents	(74,867)	85,986	788	890	-	12,797
Cash and cash equivalents at beginning of period	1	923	206	137	-	1,267

Cash and cash equivalents at end of period	$(74,866)	$86,909	$994	$1,027	$-	$14,064

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

16. Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Statement of Cash Flows (Unaudited)

For the five months ended May 28, 2010

(Amounts in thousands)

	Predecessor
	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust- ments	Consolidated
Cash flows from operating activities:
Net loss	$(24,810)	$(493)	$(143)	$227	$11	$(25,208)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	2,663	7,192	47	59	-	9,961
Dispositions of property and equipment	-	74	-	-	-	74
Deferred income tax provision (benefit)	(2,757)	733	45	58	-	(1,921)
Deferred financing and original issue discount amortization	(155)	670	-	-	-	515
Interest on mandatorily redeemable preferred stock and management purchased options	5,488	-	-	-	-	5,488
Stock-based compensation expense	19,053	-	-	-	-	19,053
Changes in operating items:
Accounts receivable	-	(15,724)	(658)	(434)	-	(16,816)
Inventories	-	2,383	477	110	(11)	2,959
Other assets	-	597	(178)	(307)	12	124
Accounts payable	-	1,890	(71)	11	-	1,830
Other accrued liabilities	(332)	9,561	176	43	(5,096)	4,352
Other items, net	850	(6,843)	-	15	5,084	(894)

Net cash provided by (used for) operating activities	-	40	(305)	(218)	-	(483)

Cash flows from investing activities:
Capital expenditures	-	(5,396)	(7)	(8)	-	(5,411)
Other, net	-	-	-	-	-	-

Net cash used for investing activities	-	(5,396)	(7)	(8)	-	(5,411)

Cash flows from financing activities:
Repayments of senior term loans	-	(9,544)	-	-	-	(9,544)
Principal payments under capitalized lease obligations	-	(459)	-	-	-	(459)

Net cash used for financing activities	-	(10,003)	-	-	-	(10,003)

Net decrease in cash and cash equivalents	-	(15,359)	(312)	(226)	-	(15,897)
Cash and cash equivalents at beginning of period	1	16,282	518	363	-	17,164

Cash and cash equivalents at end of period	$1	$923	$206	$137	$-	$1,267

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

16. Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Statement of Cash Flows (Unaudited)

For the nine months ended September 30, 2009

(Amounts in thousands)

	Predecessor
	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust- ments	Consolidated
						(As Restated)
Cash flows from operating activities:
Net loss	$(31,307)	$32,083	$339	$250	$(108)	$1,257
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	5,277	13,117	95	106	-	18,595
Dispositions of property and equipment	-	176	-	-	-	176
Deferred income tax provision (benefit)	8,147	82	(132)	(11)	-	8,086
Deferred financing and original issue discount amortization	(269)	1,067	-	-	-	798
Interest on mandatorily redeemable preferred stock and management purchased options	9,098	-	-	-	-	9,098
Stock-based compensation expense	7,088	-	-	-	-	7,088
Changes in operating items:
Accounts receivable	-	(10,058)	(13)	(421)	-	(10,492)
Inventories	-	15,893	1,329	(1,087)	108	16,243
Other assets	-	1,255	(1,227)	1,545	-	1,573
Accounts payable	-	90	(119)	200	-	171
Interest payable on junior subordinated debentures	-	-	-	-	-	-
Other accrued liabilities	177	13,144	105	(287)	(9,174)	3,965
Other items, net	(11,296)	(11,003)	-	(179)	22,235	(243)

Net cash (used for) provided by operating activities	(13,085)	55,846	377	116	13,061	56,315

Cash flows from investing activities:
Capital expenditures	-	(9,124)	20	(22)	-	(9,126)
Other, net	13,061	-	-	-	(13,061)	-

Net cash provided by (used for) investing activities	13,061	(9,124)	20	(22)	(13,061)	(9,126)

Cash flows from financing activities:
Repayments of senior term loans	-	(27,000)	-	-	-	(27,000)
Borrowings under capitalized lease obligations	-	148	-	-	-	148
Refinancing fees	-	(2,921)	-	-	-	(2,921)

Net cash used for financing activities	-	(29,773)	-	-	-	(29,773)

Net (decrease) increase in cash and cash equivalents	(24)	16,949	397	94	-	17,416
Cash and cash equivalents at beginning of period	1	6,079	695	358	-	7,133

Cash and cash equivalents at end of period	$(23)	$23,028	$1,092	$452	$-	$24,549

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

All of the financial information presented in this Item 2 has been adjusted to reflect the restatement of the accompanying consolidated financial statements as of and for the three and nine month fiscal periods ended September 30, 2009. Specifically, we have restated our condensed consolidated statement of income and condensed consolidated statements of cash flows for the three and nine months ended September 30, 2009. The restatement is more fully described in Note 2 “Restatement of Consolidated Financial Statements,” which is included in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

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

These forward-looking statements are not historical facts, but rather are based on management’s current expectations, assumptions and projections about future events. Although management believes that the expectations, assumptions and projections on which these forward-looking statements are based are reasonable, they nonetheless could prove to be inaccurate, and as a result, the forward-looking statements based on those expectations, assumptions and projections also could be inaccurate. Forward-looking statements are not guarantees of future performance. Instead, forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause the Company’s strategy, planning, actual results, levels of activity, performance, or achievements to be materially different from any strategy, planning, future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Actual results could differ materially from those currently anticipated as a result of a number of factors, including the risks and uncertainties discussed under captions “Risk Factors” set forth in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as amended by Amendment No. 1 to the Company’s annual report filed on Form 10-K/A. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements.

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

General

The Hillman Companies, Inc. (“Hillman Companies”) and its wholly owned subsidiaries (collectively “Hillman” or the “Company”) are one of the largest providers of hardware-related products and related merchandising services to retail markets in North America. The Company operations are primarily conducted through its wholly-owned subsidiary, The Hillman Group, Inc. (“Hillman Group”). A subsidiary of Hillman Group operates in (1) Canada under the name The Hillman Group Canada, Ltd., (2) Mexico under the name SunSource Integrated Services de Mexico SA de CV, and (3) primarily in Florida under the name All Points Industries, Inc. Hillman Group sells its product lines and provides its services to hardware stores, home centers, mass merchants, pet supply stores, and other retail outlets principally in the United States, Canada, Mexico, Latin America and the Caribbean. Product lines include thousands of small parts such as fasteners and related hardware items; threaded rod and metal shapes; keys, key duplication systems and accessories; and identification items, such as, tags and letters, numbers, and signs (“LNS”). Services offered include design and installation of merchandising systems and maintenance of appropriate in-store inventory levels.

Merger Transaction

On May 28, 2010, Hillman was acquired by affiliates of Oak Hill Capital Partners (“OHCP”) and certain members of Hillman’s management and Board of Directors. Pursuant to the terms and conditions of an Agreement and Plan of Merger dated as of April 21, 2010, the Company was merged with an affiliate of OHCP with the Company surviving the merger (the “Merger Transaction”). As a result of the Merger Transaction, Hillman is a wholly-owned subsidiary of OCHP HM Acquisition Corp. (“Holdco”). The total consideration paid in the Merger Transaction was $832.7 million including repayment of outstanding debt and including the value of the Company’s outstanding junior subordinated debentures ($105.4 million liquidation value at time of the merger). The merger consideration is subject to certain post-closing working capital and other adjustments.

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

The Company’s condensed consolidated balance sheet as of May 28, 2010 and its related statements of operations, cash flows and changes in stockholders’ equity for the periods presented prior to May 28, 2010 are referenced herein as the predecessor financial statements (the “Predecessor” or “Predecessor Financial Statements”). The Company’s condensed consolidated balance sheet as of September 30, 2010 and its related statements of operations, cash flows and changes in stockholders’ equity for the periods presented subsequent to the Merger Transaction are referenced herein as the successor financial statements (the “Successor” or “Successor Financial Statements”). The Predecessor Financial Statements do not reflect certain transaction amounts that were incurred at the close of the Merger Transaction. Such transaction amounts include the write-off of $5.0 million in deferred financing fees associated with the Predecessor debt obligations.

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

Concurrently with the consummation of the Merger Transaction, Hillman Group issued $150.0 million aggregate principal amount of its senior notes due June 1, 2018 (the “10.875% Senior Notes”), which are guaranteed by Hillman Companies and its domestic subsidiaries other than the Hillman Group Capital Trust (the “Trust”). Hillman Group pays interest on the 10.875% Senior Notes semi-annually on June 1 and December 1 of each year.

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

On June 24, 2010, the Company entered into an effective forward Interest Rate Swap Agreement (the “2010 Swap”) with a two-year term for a notional amount of $115 million. The effective date of the 2010 Swap is May 31, 2011 and its termination date is May 31, 2013. The 2010 Swap fixes the interest rate at 2.47% plus applicable interest rate margin.

Recent Developments

On November 4, 2010, Hillman Group commenced an offer to exchange $150.0 million aggregate principal amount of its 10.875% Senior Notes and related guarantees for a like aggregate principal amount of registered 10.875% Senior Notes and related guarantees (the “Exchange Notes”). Both the 10.875% Senior Notes and the Exchange Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by Hillman Companies, Hillman Investment Company and each of Hillman Group’s existing and future domestic subsidiaries. The exchange offer is expected to close on December 6, 2010. Hillman Group will not receive any proceeds in connection with the exchange offer. For more information about the Exchange Notes, see the Company’s 424(b)(3) prospectus filed in connection with the exchange offer on November 4, 2010 and available at www.sec.gov.

On September 28, 2010, the Company announced that Ali Fartaj, Sr. Vice President of Operations, would resign from his position. Mr. Fartaj’s resignation took effect as of October 22, 2010.

Results of Operations

The Company’s accompanying interim condensed consolidated financial statements are presented for two periods, Predecessor and Successor, which relate to the accounting periods preceding and succeeding the completion of the Merger Transaction. The Predecessor and Successor periods have been separated by a vertical line on the face of the condensed consolidated financial statements to highlight the fact that the financial information for such periods has been prepared under two different historical cost bases of accounting. The following analysis of results of operations includes a brief discussion of the factors that affected the Company’s operating results and a comparative analysis of the Successor period of the three months ended September 30, 2010 and the Predecessor period of the three months ended September 30, 2009.

	Successor		Predecessor
(dollars in thousands)	Three Months Ended September 30, 2010 Amount	% of Total	Three Months Ended September 30, 2009 Amount	% of Total
			(As restated)
Net sales	$122,715	100.0%	$122,673	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	60,050	48.9%	57,580	46.9%

Gross profit	62,665	51.1%	65,093	53.1%

Operating expenses:
Selling	19,939	16.2%	19,328	15.8%
Warehouse & delivery	13,331	10.9%	12,481	10.2%
General & administrative	5,754	4.7%	6,315	5.1%
Stock compensation expense	—	0.0%	3,288	2.7%

Total SG&A	39,024	31.8%	41,412	33.8%
Non-recurring expense (a)	385	0.3%	—	0.0%
Depreciation	4,809	3.9%	4,398	3.6%
Amortization	4,546	3.7%	1,768	1.4%
Management and transaction fees to related party	—	0.0%	250	0.2%

Total operating expenses	48,764	39.7%	47,828	39.0%

Other income, net	399	0.3%	151	0.1%

Income from operations	14,300	11.7%	17,416	14.2%
Interest expense, net	8,571	7.0%	4,011	3.3%
Interest expense on mandatorily redeemable preferred stock & management purchased options	—	0.0%	3,149	2.6%
Interest expense on junior subordinated notes	3,152	2.6%	3,214	2.6%
Investment income on trust common securities	(95)	-0.1%	(95)	-0.1%

Income before income taxes	2,672	2.2%	7,137	5.8%
Income tax provision	1,222	1.0%	4,396	3.6%

Net income	$1,450	1.2%	$2,741	2.2%

(a)	Represents one-time charges for investment banking, legal and other professional fees incurred in connection with the Merger Transaction.

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

The Company is sensitive to inflation or deflation present in the economies of the United States and foreign suppliers located primarily in Taiwan and China. For the last several years leading up to 2009, the rapid growth in China’s economic activity produced significantly rising costs of certain imported fastener products. In addition, the cost of commodities such as copper, zinc, aluminum, nickel, and plastics used in the manufacture of other Company products increased sharply. Further, increases in the cost of diesel fuel contributed to transportation rate increases. In the second half of 2008 and during the first half of 2009, national and international economic difficulties started a reversal of the trend of rising costs for our products and commodities used in the manufacture of our products, including a decrease in the cost of oil and diesel fuel. During the second half of 2009 and the first nine months of 2010, the Company has seen an end to decreasing costs and, in certain instances, moderate increases in the costs for our products and commodities used in the manufacture of our products. While inflation and resulting cost increases over a period of years would result in significant increases in inventory costs and operating expenses, the opposite is true when exposed to a prolonged period of cost decreases. The ability of the Company’s operating divisions to institute price increases and seek price concessions, as appropriate, is dependent on competitive market conditions.

Successor Period of the Three Months Ended September 30, 2010 vs Predecessor Period of the Three Months Ended September 30, 2009

Revenues

Net sales for the third quarter 2010 were $122.7 million, or $1.95 million per ship day, compared to net sales for the third quarter of 2009 of $122.7 million, or $1.92 million per ship day. The total revenues were approximately equal in the third quarters of 2010 and 2009 although the 2010 operating period contained 63 ship days and the 2009 period contained 64 ship days. The sales per ship day of $1.95 million in the 2010 period were approximately 1.6% more than the sales per ship day of $1.92 million in the third quarter of 2009.

Expenses

Operating expenses for the third quarter of 2010 were $48.8 million compared to $47.8 million for the third quarter of 2009. The following changes in underlying trends impacted the change in operating expenses:

•

The Company’s gross profit percentage was 51.1% in the third quarter of 2010 compared to 53.1% in the third quarter of 2009. The margin decline in the third quarter of 2010 is the result of an unfavorable sales product mix and the impact of cost increases in certain commodities used in our products, particularly copper, nickel and zinc. Additionally, a significant portion of our product is supplied from vendors in Asia, including Taiwan and China. Ocean cargo rates have increased approximately 20-25% from the beginning of the year. This has resulted a significant increase in the landed cost of our products. The Company anticipates that the average inventory unit costs will trend higher for the remainder of this year. The gross profit rate in the third quarter of 2009 benefited from the easing of product costs.

•

Warehouse and delivery expense was $13.3 million, or 10.9% of net sales, in the third quarter of 2010 compared to $12.5 million, or 10.2% of net sales in the third quarter of 2009. Freight expense, the largest component of warehouse and delivery expense, increased from 4.1% of net sales in the third quarter of 2009 to 4.6% of net sales in the third quarter of 2010. The 2010 freight costs included the negative impact of higher fuel surcharges and lower average customer order sizes.

•

No stock options or incentive awards have been granted by the Successor, and accordingly, there was no stock compensation expense recorded in the third quarter of 2010. The stock compensation expense was $3.3 million in the third quarter of 2009.

•

Non-recurring expense of $0.4 million in the third quarter of 2010 represents one-time charges for legal, professional, diligence and other expenses incurred by the Successor in connection with the Merger Transaction. There were no non-recurring expenses in the third quarter of 2009.

•

Amortization expense was $4.5 million in the third quarter of 2010, or an estimated annual rate of $18.2 million. The amortization expense of $1.8 million in the third quarter of 2009 amounted to an estimated annual amount of approximately $7.1 million. The higher annual rate of amortization expense for the 2010 period was due to the increase in intangible assets subject to amortization acquired as a result of the Merger Transaction.

•

Interest expense, net, was $8.6 million in the third quarter of 2010, or an estimated annual rate of approximately $34.3 million. The interest expense was $4.0 million for the third quarter of 2009, or an estimated annual rate of approximately $16.0 million. The increase in estimated annual amount of interest expense was primarily the result of the higher level of debt outstanding following the Merger Transaction.

•

The Successor incurred no interest expense on mandatorily redeemable preferred stock and management purchased options as a result of their redemption in connection with the Merger Transaction. The interest expense on these securities was $3.1 million for the third quarter of 2009.

The Company’s accompanying interim condensed consolidated financial statements are presented for two periods, Predecessor and Successor, which relate to the accounting periods preceding and succeeding the completion of the Merger Transaction. The Predecessor and Successor periods have been separated by a vertical line on the face of the condensed consolidated financial statements to highlight the fact that the financial information for such periods has been prepared under two different historical cost bases of accounting. The following analysis of results of operations includes a brief discussion of the factors that affected the Company’s operating results in the Predecessor period of January 1 – May 28, 2010, and a comparative analysis of the Successor period of May 29 – September 30, 2010 and the Predecessor period of the nine months ended September 30, 2009.

	Successor		Predecessor		Predecessor
(dollars in thousands)	Four Months Ended September 30, 2010 Amount	% of Total	Five Months Ended May 28, 2010 Amount	% of Total	Nine Months Ended September 30, 2009 Amount	% of Total
					(As restated)
Net sales	$170,415	100.0%	$185,716	100.0%	$358,699	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	83,072	48.7%	89,773	48.3%	176,965	49.3%

Gross profit	87,343	51.3%	95,943	51.7%	181,734	50.7%

Operating expenses:
Selling	27,132	15.9%	33,568	18.1%	59,044	16.5%
Warehouse & delivery	18,377	10.8%	19,945	10.7%	36,701	10.2%
General & administrative	7,814	4.6%	10,284	5.5%	18,795	5.2%
Stock compensation expense	—	0.0%	19,053	10.3%	7,088	2.0%

Total SG&A	53,323	31.3%	82,850	44.6%	121,628	33.9%
Non-recurring expense (a)	10,788	6.3%	11,342	6.1%	—	0.0%
Depreciation	6,331	3.7%	7,283	3.9%	13,290	3.7%
Amortization	6,061	3.6%	2,678	1.4%	5,305	1.5%
Management and transaction fees to related party	—	0.0%	438	0.2%	759	0.2%

Total operating expenses	76,503	44.9%	104,591	56.3%	140,982	39.3%

Other income (expense), net	263	0.2%	(114)	-0.1%	(316)	-0.1%

Income (loss) from operations	11,103	6.5%	(8,762)	-4.7%	40,436	11.3%
Interest expense, net	12,190	7.2%	8,327	4.5%	11,139	3.1%
Interest expense on mandatorily redeemable preferred stock & management purchased options	—	0.0%	5,488	3.0%	9,098	2.5%
Interest expense on junior subordinated notes	4,203	2.5%	5,254	2.8%	9,668	2.7%
Investment income on trust common securities	(126)	-0.1%	(158)	-0.1%	(284)	-0.1%

(Loss) income before income taxes	(5,164)	-3.0%	(27,673)	-14.9%	10,815	3.0%
Income tax (benefit) provision	(815)	-0.5%	(2,465)	-1.3%	9,558	2.7%

Net (loss) income	$(4,349)	-2.6%	$(25,208)	-13.6%	$1,257	0.4%

(a)	Represents one-time charges for investment banking, legal and other professional fees incurred in connection with the Merger Transaction.

Predecessor Period of January 1 – May 28, 2010 vs Predecessor Period of the Nine Months Ended September 30, 2009

Revenues

Net sales for the period of January 1 – May 28, 2010 (the “2010 five month period”) were $185.7 million, or $1.77 million per shipping day, compared to net sales for the first nine months of 2009 of $358.7 million, or $1.86 million per shipping day. The decrease in revenues of $173.0 million was directly attributable to comparing operating results of 105 shipping days in the 2010 five month period to the results from 193 shipping days in 2009. The sales per shipping day of $1.77 million in the 2010 five month period was approximately 4.8% lower than the sales per shipping day of $1.86 million in the first nine months of 2009. The decrease in sales per day for the 2010 five month period was the result of higher seasonal sales per day during the June through September period included in the first nine months of 2009 as compared to the average sales per day for the January to May period.

Expenses

Operating expenses for the period of January 1 – May 28, 2010 were $104.6 million compared to $141.0 million for the first nine months of 2009. The decrease in operating expenses is primarily due the shorter 105 day ship period in the 2010 five month period which provided certain favorable operating expense variances as compared to the 193 day ship period in the first nine months of 2009. The following changes in underlying trends also impacted the change in operating expenses:

•

The Company’s gross profit percentage was 51.7% in the 2010 five month period compared to 50.7% in the first nine months of 2009. The Company experienced a significant increase in the unit cost of inventory during most of 2008 as a result of increases in related commodities used in our products such as steel, zinc, nickel, aluminum, copper and plastics. The higher unit cost negatively impacted gross profit in the second half of 2008 and first half of 2009 as the higher unit cost product sold through inventory. In 2009, commodity prices moderated and in particular the cost of steel based fasteners sourced primarily from Taiwan and China returned to the levels prior to the significant price increases seen in 2008.

•

Warehouse and delivery expense was $19.9 million, or 10.7% of net sales, in the 2010 five month period compared to $36.7 million, 10.2% of net sales in the first nine months of 2009. Freight expense, the largest component of warehouse and delivery expense, increased from 3.9% of net sales in 2009 to 4.1% of net sales in the 2010 five month period. The 2010 freight costs included the negative impact of higher fuel surcharges and lower average customer order sizes.

•

Stock compensation expenses from stock options primarily related to the 2004 Merger Transaction resulted in a charge of $19.1 million in the 2010 five month period. The change in the fair value of the Class B Common Stock is included in stock compensation expense and this resulted in an additional charge of $13.9 million. The significant increase in the fair value of the Class B Common Stock in this predecessor period resulted from the acquisition price paid by OHCP for the Company. In addition, a stock compensation charge of $3.7 million was recorded for the increase in the fair value of the common stock options. The stock compensation expense was $7.1 million in the first nine months of 2009.

•

Non-recurring expense of $11.3 million in the 2010 five month period represents one-time charges for investment banking, legal and other expenses incurred in connection with the Merger Transaction. There were no non-recurring expenses in the first nine months of 2009.

•

Interest expense, net, was $8.3 million in the 2010 five month period compared to $11.1 million for the first nine months of 2009. The 2010 five month period included a $1.6 million interest charge for the termination of the 2008 Swap.

Successor Period of May 28 – September 30, 2010 vs Predecessor Period of the Nine Months Ended September 30, 2009

Revenues

Net sales for the period of May 28 – September 30, 2010 (the “2010 period”) were $170.4 million, or $1.96 million per shipping day, compared to net sales for the first nine months of 2009 of $358.7 million, or $1.86 million per shipping day. The decrease in revenues of $188.3 million was directly attributable to comparing operating results of 87 shipping days in the 2010 period to the results from 193 shipping days in 2009. However, the sales per shipping day of $1.96 million in the 2010 period was approximately 5.4% higher than the sales per shipping day of $1.86 million in the first nine months of 2009. The increase in sales per day for the 2010 period was the result of higher seasonal sales per day during the June through September period as compared to the average sales per day for the January to May period of 2009.

Expenses

Operating expenses for the 2010 period ended September 30, 2010 were $76.5 million compared to $141.0 million for the first nine months of 2009. The decrease in operating expenses is primarily due to the 87 day shipping period in the 2010 period as compared to the 193 day shipping period in the first nine months of 2009. The following changes in underlying trends also impacted the change in operating expenses:

•

The Company’s gross profit percentage was 51.3% in the 2010 period compared to 50.7% in the first nine months of 2009. The Company experienced a significant increase in the unit cost of inventory during most of 2008 as a result of increases in related commodities used in our products such as steel, zinc, nickel, aluminum, copper and plastics. The higher unit cost negatively impacted gross profit in the second half of 2008 and first half of 2009 as the higher unit cost product sold through inventory. In 2009, commodity prices moderated and in particular the cost of steel based fasteners sourced primarily from Taiwan and China returned to the levels prior to the significant price increases seen in 2008. The Company anticipates that the average inventory unit costs will trend higher for the remainder of this year.

•

Warehouse and delivery expense was $18.4 million, or 10.8% of net sales, in the 2010 period compared to $36.7 million, or 10.2% of net sales in the first nine months of 2009. Freight expense, the largest component of warehouse and delivery expense, increased from 3.9% of net sales in 2009 to 4.6% of net sales in the 2010 period. The 2010 freight costs included the negative impact of higher fuel surcharges and lower average customer order sizes.

•

No stock options or incentive awards have been granted by the Successor, and accordingly, there was no stock compensation expense recorded in the 2010 period. The stock compensation expense was $7.1 million in the first nine months of 2009.

•

Non-recurring expense of $10.8 million in the 2010 period represents one-time charges for legal, professional, diligence and other expenses incurred by the Successor in connection with the Merger Transaction. There were no non-recurring expenses in the first nine months of 2009.

•

Amortization expense was $6.1 million in the 2010 period, or an estimated annual rate of approximately $18.2 million. The amortization expense of $5.3 million in the first nine months of 2009 amounted to an estimated annual rate of approximately $7.1 million. The higher annual rate of amortization expense for the 2010 period was due to the increase in intangible assets subject to amortization acquired as a result of the Merger Transaction.

•

Interest expense, net, was $12.2 million in the 2010 period, or an estimated annual rate of approximately $36.6 million. The interest expense was $11.1 million for the first nine months of 2009, or an estimated annual rate of approximately $14.9 million. The increase in estimated annual amount of interest expense was primarily the result of the higher level of debt outstanding following the Merger Transaction.

•

The Successor incurred no interest expense on mandatorily redeemable preferred stock and management purchased options as a result of their redemption in connection with the Merger Transaction. The interest expense on these securities was $9.1 million for the first nine months of 2009.

Income Taxes

The Company recorded an income tax provision of $1.2 million on pre-tax income of $2.7 million in the third quarter of 2010, compared to an income tax provision of $4.4 million on pre-tax income of $7.1 million in the third quarter of 2009. The effective income tax rates were 45.7% and 61.6% for the three months ended September 30, 2010 and 2009, respectively. In the Successor period ended September 30, 2010, the effective income tax rate differed from the federal statutory rate primarily as a result of the effect of the change in calculating the interim provision by using the estimated annual income tax method for the Successor period instead of the discrete method as had been used the first and second quarters of 2010. The change from using the discrete method increased the estimated income tax rate from the federal statutory rate by 10.0%. The remaining differences between the effective income tax rate and the federal statutory rate in the three month period ended September 30, 2010 was primarily due to state and foreign income taxes.

In the Predecessor period ended September 30, 2009, the effective income tax rate differed from the federal statutory rate primarily as a result of the effect of nondeductible interest on mandatorily redeemable preferred stock and stock compensation expense. The non-deductible interest and compensation expense described above increased the effective income tax rate from the federal statutory rate by 22.7% in the three month period ended September 30, 2009. The remaining difference between the effective income tax rate and the federal statutory rate in the three-month period ended September 30, 2009 was primarily due to state and foreign income taxes.

Liquidity and Capital Resources

Cash Flows

The statements of cash flows reflect the changes in cash and cash equivalents for the four months ended September 30, 2010 (Successor), the five months ended May 28, 2010 (Predecessor) and the nine months ended September 30, 2009 (Predecessor) by classifying transactions into three major categories: operating, investing and financing activities. The cash flows from the Merger Transaction are separately discussed below.

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

Operating Activities

Excluding $17.5 million in cash used for the Merger Transaction, net cash provided by operating activities for the nine months ended September 30, 2010 of $19.6 million was the result of the net loss adjusted for non-cash charges of $23.1 million for depreciation, amortization, deferred taxes, deferred financing, stock-based compensation and interest on mandatorily redeemable preferred stock and management purchased options which was offset by cash related adjustments of $3.5 million for routine operating activities represented by changes in inventories, accounts receivable, accounts payable, accrued liabilities and other assets. In the first nine months of 2010, routine operating activities used cash through an increase in accounts receivable of $16.5 million, inventories of $5.6 million and other of $2.9 million. This was partially offset by an increase in accounts payable of $8.8 million and accrued liabilities of $12.0 million. The increase in accounts receivable was the result of the seasonal increase in sales for the latter part of the third quarter.

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

Investing Activities

The Company used cash of $11.5 million from the Merger Transaction to purchase the licensing rights and related patents for the Quick Tag business. Excluding the $11.5 million used for the Quick Tag acquisition, net cash used for investing activities was $11.3 million for the nine months ended September 30, 2010. The Company used $1.2 million to purchase the licensing rights for the Laser Key business. Capital expenditures for the nine months totaled $10.1 million, consisting of $6.6 million for key duplicating machines, $1.0 million for engraving machines, and $2.5 million for computer software and equipment.

Net cash used for investing activities was $9.1 million for the nine months ended September 30, 2009. Capital expenditures for the first nine months of 2009 were $9.1 million, a decrease of $1.3 million from the comparable period of 2008. The net property additions for the first nine months of 2009 consisted of $5.6 million for key duplicating machines, $0.9 million for engraving machines and $2.6 million for computer software and equipment.

Financing Activities

Excluding $29.0 million in cash provided by borrowings related to the Merger Transaction, net cash used for financing activities was $11.4 million for the nine months ended September 30, 2010. The net cash used was primarily related to the principal payments on the senior term loans of $10.3 million and further payments of $0.6 million on the revolving credit facility and $0.5 million on capitalized lease obligations.

Net cash used for financing activities in the nine months ended September 30, 2009 was $29.8 million. The net cash generated from “Operating Activities” in 2009 together with cash on hand at the beginning of the year was used to fund the senior term loan repayments of $27.0 million.

Liquidity

The Company’s working capital position (defined as current assets less current liabilities) of $125.3 million at September 30, 2010 represents an increase of $14.7 million from the December 31, 2009 level of $110.6 million. The primary reasons for the increase in working capital were an increase in accounts receivable of $15.8 million, a decrease of $6.6 million in the current portion of senior term loans, an increase in inventories of $5.6 million, an increase in other current assets and deferred income taxes of $0.3 million and a decrease in the current portion of capitalized lease obligations of $0.3 million which were partially offset by an increase in accounts payable of $8.8 million, a decrease in cash of $3.1 million and an increase in accrued expenses of $2.0 million. The Company’s current ratio (defined as current assets divided by current liabilities) increased to 3.22x at September 30, 2010 from 3.10x at December 31, 2009.

Contractual Obligations

The Company’s contractual obligations in thousands of dollars as of September 30, 2010:

		Payments Due
Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Junior Subordinated Debentures (1)	$115,943	$—	$—	$—	$115,943
Senior Term Loans	289,275	2,900	5,800	5,800	274,775
Bank Revolving Credit Facility	—	—	—	—	—
10.875% Senior Notes	150,000	—	—	—	150,000
Interest Payments (2)	212,771	32,163	63,847	63,209	53,552
Operating Leases	30,614	7,194	9,364	4,923	9,133
Deferred Compensation Obligations	3,290	334	668	668	1,620
Capital Lease Obligations	210	51	74	60	25
Purchase Obligations	963	350	613	—	—
Deferred Lease Asset	183	—	77	—	106
Other Long Term Obligations	2,248	788	937	232	291
Uncertain Tax Position Liabilities	4,433	—	—	—	4,433

Total Contractual Cash Obligations (3)	$809,930	$43,780	$81,380	$74,892	$609,878

(1)	The junior subordinated debentures liquidation value is approximately $108,707.
(2)	Interest payments for borrowings under the Senior Facilities and with regard to the 10.875% Senior Notes. Interest payments on the variable rate senior term loans were calculated using the actual interest rate of 5.50% as of September 30, 2010 which consisted of a EuroDollar minimum floor rate of 1.75% plus EuroDollar Margin of 3.75%.
(3)	All of the contractual obligations noted above are reflected on the Company’s condensed consolidated balance sheet as of September 30, 2010 except for the interest payments and operating leases.

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

As of September 30, 2010, the Company had no material purchase commitments for capital expenditures.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Borrowings

As of September 30, 2010, the Company had $24.5 million available under its secured credit facilities. The Company had approximately $289.5 million of outstanding debt under its secured credit facilities at September 30, 2010, consisting of $289.3 million in a term loan and $0.2 million in capitalized lease obligations. The term loan consisted of a $289.3 million Term B-2 Loan at a three (3) month EuroDollar rate plus margin of 5.50%. The capitalized lease obligations were at various interest rates.

At September 30, 2010 and December 31, 2009, the Company borrowings were as follows:

	Successor			Predecessor
	September 30, 2010			December 31, 2009
(dollars in 000’s)	Facility Amount	Outstanding Amount	Interest Rate	Facility Amount	Outstanding Amount	Interest Rate
Term B-1 Loan		$—	—		$17,992	3.02%
Term B-2 Loan		289,275	5.50%		139,857	4.77%

Total Term Loans		289,275			157,849
Revolving credit facility	$30,000	—	—	$20,000	—	—
Capital leases & other obligations		210	various		494	various

Total secured credit		289,485			158,343
10.875% Senior notes		150,000	10.875%		—	—
Unsecured subordinated notes		—	—		49,820	12.50%

Total borrowings		$439,485			$208,163

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

Concurrently with the consummation of the Merger Transaction, Hillman Group issued $150.0 million aggregate principal amount of its 10.875% Senior Notes, which are guaranteed by Hillman Companies and its domestic subsidiaries other than the Hillman Group Capital Trust. Hillman Group pays interest on the 10.875% Senior Notes semi-annually on June 1 and December 1 of each year.

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

The Company’s Senior Facilities requires the maintenance of certain fixed charge, interest coverage and leverage ratios and limits the ability of the Company to incur debt, make investments, make dividend payments to holders of the Trust Preferred Securities or undertake certain other business activities. Upon the occurrence of an event of default under the credit agreements, all amounts outstanding, together with accrued interest, could be declared immediately due and payable by our lenders. Below are the calculations of the financial covenants with the Senior Facilities requirement for the twelve trailing months ended September 30, 2010:

(dollars in 000’s)	Actual	Ratio Requirement
Leverage Ratio
Adjusted EBITDA (1)	$82,358

Senior term loan balance	289,275
Revolver	—
Capital leases and other credit obligations	183
Senior notes	150,000

Total indebtedness	$439,458

Leverage ratio (must be below requirement)	5.34	6.75

Interest Coverage Ratio
Adjusted EBITDA (1)	$82,358

Cash interest expense (2)	$22,995

Interest coverage ratio (must be above requirement)	3.58	2.00

Secured Leverage Ratio
Senior term loan balance	$289,275
Revolver	—
Capital leases and other credit obligations	183

Total debt	$289,458

Adjusted EBITDA (1)	$82,358
Leverage ratio (must be below requirement)	3.51	4.50

(1)	Adjusted EBITDA is defined as income from operations of $11,239, plus depreciation of $17,317, amortization of $10,346, management fees of $689, stock compensation expense of $20,702, transaction costs of $22,099, foreign exchange (gains) or losses of ($464) and other non-recurring expenses of $430.
(2)	Includes cash interest expense on senior term loans, capitalized lease obligations, senior notes and subordinated notes.

The Company had deferred tax assets aggregating $31.6 million, net of valuation allowance of $2.8 million, and deferred tax liabilities of $156.6 million as of September 30, 2010, as determined in accordance with ASC Topic 740, “Income Taxes.” Management believes that the Company’s net deferred tax assets will be realized through the reversal of existing temporary differences between the financial statement and tax basis, as well as through future taxable income.

Critical Accounting Policies and Estimates

Significant accounting policies and estimates are summarized in the notes to the condensed consolidated financial statements. Some accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate. Management believes these estimates and assumptions are reasonable based on the facts and circumstances as of September 30, 2010, however, actual results may differ from these estimates under different assumptions and circumstances.

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

Accounts Receivable and Allowance for Doubtful Accounts:

The Company establishes the allowance for doubtful accounts using the specific identification method and also provides a reserve in the aggregate. The estimates for calculating the aggregate reserve are based on historical information. Increases to the allowance for doubtful accounts result in a corresponding expense. The allowance for doubtful accounts was $562 thousand as of September 30, 2010 and $514 thousand as of December 31, 2009.

Inventory Realization:

Inventories consisting predominantly of finished goods are valued at the lower of cost or market, cost being determined principally on the weighted average cost method. Excess and obsolete inventories are carried at net realizable value. The historical usage rate is the primary factor used by the Company in assessing the net realizable value of excess and obsolete inventory. A reduction in the carrying value of an inventory item from cost to market is recorded for inventory with no usage in the preceding twenty-four month period or with on hand quantities in excess of twenty-four months average usage. The inventory reserve amounts were $8.8 million as of September 30, 2010 and $7.1 million as of December 31, 2009.

Goodwill and Other Intangible Assets:

Goodwill represents the excess purchase cost over the fair value of net assets of companies acquired in business combinations. Goodwill is an indefinite lived asset and is tested for impairment at least annually or more frequently if a triggering event occurs.

If the carrying amount of goodwill is greater than the fair value, impairment may be present. The Company’s uses an independent appraiser to assess the value of its goodwill based on a discounted cash flow model and multiple of earnings. Assumptions critical to the Company’s fair value estimates under the discounted cash flow model include the discount rate, projected average revenue growth and projected long-term growth rates in the determination of terminal values.

The Company also evaluates indefinite-lived intangible assets (primarily trademarks and trade names) for impairment annually. The Company also tests for impairment if events and circumstances indicate that it is more likely than not that the fair value of an indefinite-lived intangible asset is below its carrying amount. Assumptions critical to the Company’s evaluation of indefinite-lived intangible assets for impairment include: the discount rate, royalty rates used in its evaluation of trade names, projected average revenue growth, and projected long-term growth rates in the determination of terminal values. An impairment charge is recorded if the carrying amount of an indefinite-lived intangible asset exceeds the estimated fair value on the measurement date. No impairment charge was recorded in the three month period ended September 30, 2010.

Long-Lived Assets:

The Company evaluates its long-lived assets for financial impairment and will continue to evaluate them based on the estimated undiscounted future cash flows as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. No impairment charges were recognized for long-lived assets in the quarter ended September 30, 2010.

Risk Insurance Reserves:

The Company self insures its product liability, automotive, workers’ compensation and general liability losses up to $250 thousand per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences in excess of $250 thousand up to $40 million. The two risk areas involving the most significant accounting estimates are workers’ compensation and automotive liability. Actuarial valuations performed by the Company’s outside risk insurance expert were used to form the basis for workers’ compensation and automotive liability loss reserves. The actuary contemplated the Company’s specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes the liability recorded for such risk insurance reserves is adequate as of September 30, 2010, but due to judgments inherent in the reserve estimation process it is possible the ultimate costs will differ from this estimate.

The Company self-insures its group health claims up to an annual stop loss limit of $200 thousand per participant. Aggregate coverage is maintained for annual group health insurance claims in excess of 125% of expected claims. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves. The Company believes the liability recorded for such insurance reserves is adequate as of September 30, 2010, but due to judgments inherent in the reserve estimation process it is possible the ultimate costs will differ from this estimate.

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

Based on the Company’s exposure to variable rate borrowings at September 30, 2010, a one percent (1%) change in the weighted average interest rate for a period of one year would change the annual interest expense by approximately $2.9 million.

The Company is exposed to foreign exchange rate changes of the Canadian and Mexican currencies as it impacts the $7.2 million net asset value of its Canadian and Mexican subsidiaries as of September 30, 2010. Management considers the Company’s exposure to foreign currency translation gains or losses to be immaterial.

Item 4.

Controls and Procedures

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, which included the matters discussed below, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period ended September 30, 2010, in ensuring that material information relating to the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Prior Material Weakness

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner. Management determined that the Company’s internal control over financial reporting was not effective as a result of the material weakness related to the failure of the Company’s control to properly assess the tax deductibility of the Company’s transactions, specifically the tax position and accounting treatment of the dividends on management owned Preferred and Purchased Options as of December 31, 2009. This control deficiency resulted in the filing of an amendment to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and restatements of our consolidated balance sheets at December 31, 2009 and December 31, 2008, our consolidated statements of operations, stockholders’ equity and cash flows for the fiscal years ended December 31, 2009, 2008, and 2007 and the related notes thereto to correct an error in income tax accounting.

Remediation of Material Weakness

During the nine month period ended September 30, 2010, the Company implemented controls and enhanced procedures to address the material weakness in internal control over financial reporting described above. In particular, management has implemented a control that utilizes consultation with external tax experts to properly assess the tax deductibility of the Company’s transactions when the tax treatment of transactions or events are deemed by management to be unusually subjective in nature. Management continues to analyze the periodic assessment of the tax reporting control environment and makes any enhancements deemed to be appropriate.

Changes in Internal Control over Financial Reporting

Other than the changes described above, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934), as amended that occurred during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3. – Defaults Upon Senior Securities.

Not Applicable

Item 4. – Reserved.

Item 5. – Other Information.

Not Applicable

Item 6. – Exhibits.

a)	Exhibits, including those incorporated by reference.

10.1 *	Separation Agreement, dated September 28, 2010, between the Hillman Group, Inc. and Ali Fartaj.

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HILLMAN COMPANIES, INC.

/S/ JAMES P. WATERS	/S/ HAROLD J. WILDER
James P. Waters	Harold J. Wilder
Vice President — Finance	Controller
(Chief Financial Officer)	(Chief Accounting Officer)

DATE: November 15, 2010