Form 10-K
period 2010-12-31
HILLMAN COMPANIES INC
filed 2011-03-31
CIK 1029831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

On March 31, 2011, 5,000 shares of the Registrant’s common stock were issued and outstanding and 4,217,724 Trust Preferred Securities were issued and outstanding by the Hillman Group Capital Trust. The Trust Preferred Securities trade on the NYSE Amex under the symbol HLM.Pr. The aggregate market value of the Trust Preferred Securities held by non-affiliates at June 30, 2010 was $121,175,211.

PART I

Item 1 – Business.

General

The Hillman Companies, Inc. and its wholly owned subsidiaries (collectively “Hillman” or the “Company”) are one of the largest providers of hardware-related products and related merchandising services to retail markets in North America. The Company’s principal business is operated through its wholly-owned subsidiary, The Hillman Group, Inc. (the “Hillman Group”) which had net sales of approximately $462.4 million in 2010. The Hillman Group sells its products to hardware stores, home centers, mass merchants, pet supply stores, and other retail outlets principally in the United States, Canada, Mexico, Australia, Latin America and the Caribbean. Product lines include thousands of small parts such as fasteners and related hardware items; threaded rod and metal shapes; keys, key duplication systems and accessories; builder’s hardware; and identification items, such as tags and letters, numbers, and signs. The Company supports its product sales with value added services including design and installation of merchandising systems and maintenance of appropriate in-store inventory levels.

The Company’s headquarters are located at 10590 Hamilton Avenue, Cincinnati, Ohio. The Company maintains a website at http://www.hillmangroup.com. Information contained or linked on our website is not incorporated by reference into this annual report and should not be considered a part of this annual report.

Background

On May 28, 2010, Hillman was acquired by affiliates of Oak Hill Capital Partners (“OHCP”) and certain members of Hillman’s management and Board of Directors. Pursuant to the terms and conditions of an Agreement and Plan of Merger dated as of April 21, 2010, the Company was merged with an affiliate of OHCP with the Company surviving the merger (the “Merger Transaction”). As a result of the Merger Transaction, Hillman is a wholly-owned subsidiary of OHCP HM Acquisition Corp. (“Holdco”). The total consideration paid in the Merger Transaction was $832.7 million which includes $11.5 million for the Quick Tag license and related patents, repayment of outstanding debt and the net value of the Company’s outstanding junior subordinated debentures ($105.4 million liquidation value, net of $3.3 million in trust common securities, at the time of the merger).

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

The Company’s consolidated balance sheet as of May 28, 2010 and its related statements of operations, cash flows and changes in stockholders’ equity for the periods presented prior to May 28, 2010 are referenced herein as the predecessor financial statements (the “Predecessor” or “Predecessor Financial Statements”). The Company’s consolidated balance sheet as of December 31, 2010 and its related statements of operations, cash flows and changes in stockholders’ equity for the periods presented subsequent to the Merger Transaction are referenced herein as the successor financial statements (the “Successor” or “Successor Financial Statements”). The Predecessor Financial Statements do not reflect certain transaction amounts that were incurred at the close of the Merger Transaction. Such transaction amounts include the write-off of $5.0 million in deferred financing fees associated with the Predecessor debt obligations.

Recent Developments

On December 29, 2010, the Hillman Group entered into a Stock Purchase Agreement by and among Serv-A-Lite Products, Inc. (“Servalite”), Thomas Rowe, Mary Jennifer Rowe and the Hillman Group, whereby the Hillman Group acquired all of the equity interest of Servalite. The aggregate purchase price, including acquisition costs, was $21.3 million paid in cash at closing. Servalite, an East Moline, Illinois based distributor of specialty fasteners and electrical parts is expected to strengthen the Company’s position in providing value-added products and service to home centers and hardware retailers.

On March 16, 2011, Hillman Group closed its acquisition of TAGWORKS, L.L.C. (“TagWorks”), an Arizona limited liability company (the “TagWorks Acquisition”) for an initial purchase price of approximately $40.0 million in cash. In addition, subject to fulfillment of certain conditions, Hillman Group will pay additional consideration of $12.5 million to the sellers of TagWorks on October 31, 2011, and an additional earn-out payment of up to $12.5 million in 2012.

Founded in 2007, TagWorks provides innovative pet ID tag programs to a leading pet products chain retailer using a unique, patent-protected / patent-pending technology and product portfolio. In conjunction with this agreement, Hillman Group entered into an agreement with KeyWorks-KeyExpress, LLC (“KeyWorks”), a company affiliated with TagWorks, to assign its patent-pending retail key program technology to Hillman Group and to continue to work collaboratively with us to develop next generation key duplicating technology.

In connection with the TagWorks Acquisition, Hillman Group completed an offering of $50 million aggregate principal amount of its 10.875% Senior Notes due 2018 (the “new notes”). The Hillman Group previously issued $150 million aggregate principal amount of its 10.875% Senior Notes due 2018 in May 2010 (together with the new notes, the “notes”). The Hillman Group used the net proceeds from the offering of the new notes to fund the acquisition of TagWorks, to repay a portion of the indebtedness under its revolving credit facility and to pay related fees, expenses and other related payments. The notes are guaranteed by The Hillman Companies, Hillman Investment Company and all of the domestic subsidiaries of The Hillman Group.

For additional information on certain details of the transactions, see “Item 7 - Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”

The Hillman Group

The Company is organized as a single business segment, The Hillman Group. A subsidiary of the Hillman Group operates in (1) Canada under the name The Hillman Group Canada, Ltd., (2) Mexico under the name SunSource Integrated Services de Mexico SA de CV, (3) primarily in Florida under the name All Points Industries, Inc. and (4) Australia under the name The Hillman Group Australia Pty. Ltd. Retail outlets served by Hillman include hardware stores, home centers, mass merchants, pet supply stores, grocery stores and drug stores. Through its field sales and service organization, Hillman complements its extensive product selection with value-added services for the retailer.

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

The Company ships its products from 12 strategically located distribution centers in the United States, Canada and Mexico (See Item 2 – Properties). The Company closed its distribution center in Green Island, NY in March 2009 and closed its Portland, OR distribution center in October 2010. The impact of closing these facilities was not material to Company operations. Customer orders processed from these facilities were shifted to existing facilities in Forest Park, OH, LaCrosse, WI and Shafter, CA. Hillman utilizes a third-party logistics provider to warehouse and ship customer orders in Mexico. Currently, orders are shipped within 48 hours and, for the year ended December 31, 2010, the Company had a 97.5% order fill rate.

Hillman also manufactures and markets a value-added mix of high-tech and conventional products in two core product categories: key duplication systems and identification systems. The patent-protected Axxess Precision Key Duplication System™ has proven to be a profitable revenue source within Big Box retailers. The technology developed for this system revolutionized the key duplicating process utilizing computer aided alignment, indexing and duplication of keys. This system has been placed in over 14,300 retail locations to date and is supported by Hillman sales and service representatives.

In addition, Hillman offers Quick-Tag™, a commercialized, consumer-operated vending system which provides custom engraved specialty items, such as pet identification tags, luggage tags and other engraved identification tags. To date, more than 2,700 Quick-Tag™ machines have been placed in retail locations which are being supported by Hillman’s sales and service representatives.

Products and Suppliers

Hillman currently purchases its products from approximately 750 vendors, the largest of which accounted for approximately 7.6% of the Company’s annual purchases and the top five of which accounted for approximately 23.9% of its annual purchases. About 41.1% of Hillman’s annual purchases are from non-U.S. suppliers, with the balance from U.S. manufacturers and master distributors. The Company’s vendor quality control procedures include on-site evaluations and frequent product testing. Vendors are also evaluated based on delivery performance and the accuracy of their shipments.

Fasteners

Fasteners still remain the core of Hillman’s business and the product line encompasses more than 40,000 stock keeping units (“SKUs”), which management believes to be one of the largest selections among suppliers servicing the hardware retail segment. The fastener line includes standard and specialty nuts, bolts, washers, screws, anchors, and picture hanging items. Hillman offers zinc, chrome, and galvanized plated steel fasteners in addition to stainless steel, brass, and nylon fasteners in this vast line of products. In addition, the Company carries a complete line of indoor and outdoor project fasteners for use with drywall and deck construction.

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

Further, the Company’s chrome and automotive fastener lines are offered primarily to franchise and independent hardware stores and automotive parts retailers. Management believes that these two lines are among the most comprehensive in the retail market and are growing in popularity with both the automotive and motorcycle industries. Other new fastener offerings include construction lags, suspended ceiling fasteners, wire goods, painted and specialty finished screws, stainless steel outdoor screws and anchor bolts.

The acquisition of Servalite, which was completed on December 29, 2010, expanded the Company’s line of specialty fasteners and electrical parts. It also strengthens our position of providing value-added products and services to home centers and hardware retailers. Hillman management believes that the core competencies developed over time in the management of the fastener product line have enabled Hillman to leverage its scale and expertise to broaden its product offerings efficiently.

Fasteners generated approximately 55.8% of the Company’s total revenues in 2010, as compared to 55.3% in 2009.

Keys and Key Accessories

Hillman designs and manufactures state-of-the-art, proprietary equipment which forms the cornerstone for the Company’s key duplication business. The Hillman key duplication system is offered in various retail channels including mass merchants, home centers, automotive parts retailers, franchise and independent hardware stores, and grocery/drug chains; it can also be found in many service-based businesses like parcel shipping outlets.

Hillman markets its key duplication system under two different brands. The Axxess Precision Key Duplication System© is marketed to national retailers requiring a key duplication program easily mastered by novice associates, while the Hillman Key Program targets the franchise hardware and independent retailers, with a machine that works well in businesses with lower turnover and highly skilled employees. There are over 14,300 Axxess Programs placed in North American retailers including Wal-Mart, Kmart, Sears, The Home Depot, Lowe’s and Menards.

A new key duplication system, the Precision Laser Key System, was introduced to select test markets in 2007. This system uses a digital optical camera and proprietary software to scan a customer’s key. The system identifies the key and retrieves the key’s specifications, including the appropriate blank and cutting pattern, from a comprehensive database. This new technology also eliminates the effect of natural wear on the customer’s key by reproducing the original key pattern. Hillman has placed approximately 700 of these new key duplicating systems in North American retailers and management believes that the Company is well-positioned to capitalize on this new technology.

In addition to key duplication, Hillman has an exclusive, strategic partnership with Barnes Distribution for the distribution of the proprietary PC+© Code Cutter which produces automobile keys based on a vehicle’s identification number. The Code Cutter machines are marketed to automotive dealerships, auto rental agencies and various companies with truck and vehicle fleets. Since its introduction, over 7,900 PC+© units and 8,100 of the newer Flash Code Cutter units have been sold.

Hillman also markets key accessories in conjunction with its key duplication systems. Popular accessories include the Key Light™, Valet KeyChain, Fanatix™ key identifiers, key coils and key clips. The line of key accessories includes a broad range of products such as key chains, tags, lights, floats, holders, whistles and a host of other miscellaneous complementary items. Additionally, new fashion key and accessory programs have been introduced recently, including DIVA™ and licensed programs featuring NFL, MLB, Disney, Harley Davidson and other popular licensed properties. Hillman has taken the key and key accessory categories from a price sensitive commodity to a fashion driven business and has significantly increased retail pricing and gross margins.

In conjunction with the TagWorks Acquisition, Hillman Group also signed a definitive 17-year agreement with KeyWorks to assign its patent-pending retail key program technology to Hillman Group. This collaboration is expected to provide a unique opportunity to develop next generation key duplicating technology.

Keys, key accessories and Code Cutter units represented approximately 22.8% of the Company’s total revenues in 2010, as compared to 22.0% in 2009.

Engraving

Quick-Tag™ is a patented, state-of-the-art consumer-operated vending system that custom engraves and dispenses specialty products such as pet identification tags, military-style I.D. tags, holiday ornaments and luggage tags. Styles include NFL and NCAA logo military tags. Quick-Tag™ is an easy, convenient means for the consumer to custom engrave tags while shopping at large format retail stores such as Wal-Mart and PETCO. Hillman has placed over 2,700 Quick-Tag™ machines in retail outlets throughout the United States and Canada.

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

In 2010, Hillman initiated deliveries of its new FIDO™ engraving system to PETCO. This new engraving program integrates a fun attractive design with a user interface that provides new features for the customer. The individual tag is packaged in a mini cassette and the machine’s mechanism flips the tag to allow engraving on both sides. The user interface features a loveable dog character that guides the customer through the engraving process. Initial reaction to the new machine has been very positive. Hillman has placed approximately 113 FIDO™ systems in PETCO stores as of December 31, 2010.

Hillman purchases a wide variety of materials and components to manufacture the Axxess Key Duplication and Quick-Tag™ engraving machines, many of which are manufactured to its specifications. Management does not believe that it is dependent on any one supplier. The machine components do not generally require proprietary technology. Hillman has identified or used alternate suppliers for its primary sourcing needs.

On March 16, 2011, Hillman Group completed the TagWorks Acquisition. TagWorks provides innovative pet ID tag programs to leading pet products chain retailers using a unique, patent-protected / patent-pending technology and product portfolio.

Engraving products represented approximately 6.3% of the Company’s total revenues in 2010, as compared to 7.8% in 2009.

Letters, Numbers and Signs

Letters, Numbers and Signs (“LNS”) includes utilitarian product lines that target both the homeowner and commercial user. Product lines within this category include individual and/or packaged letters, numbers, signs, safety related products (e.g. 911 signs), driveway markers, and a diversity of sign accessories, such as sign frames.

Hillman markets LNS products under the Hillman Sign Center brand. Through a series of strategic acquisitions, exclusive partnerships, and organic product development, the Hillman LNS program gives retailers one of the largest product offerings available in this category. This SKU intensive product category is considered a staple for retail hardware departments and is typically merchandised in eight linear feet of retail space containing hundreds of SKUs. In addition to the core product program, Hillman provides its customers with value-added retail support including custom plan-o-grams and merchandising solutions which incorporate a wide variety of space-utilizing merchandisers.

The Hillman LNS program can be found in Big Box retailers, mass merchants, and pet supply accounts. In addition, Hillman has product placement in franchise and independent hardware retailers.

The LNS category represented approximately 7.5% of the Company’s total revenues in each of the years of 2010 and 2009.

Threaded Rod

Hillman is now a leading supplier of metal shapes and threaded rod in the retail market. The SteelWorks™ threaded rod line includes hot and cold rolled rod, both weld-able and plated, as well as a complete offering of All-Thread rod in galvanized steel, stainless steel, and brass.

The SteelWorks™ program is carried by many top retailers, including Lowe’s, Menards, and Sears, and through cooperatives such as Ace and True Value. In addition, Hillman is the primary supplier of metal shapes to many wholesalers throughout the country.

Threaded rod generated approximately 6.5% of the Company’s total revenues in 2010, as compared to 6.6% in 2009.

Builder’s Hardware

In 2007, the Company entered the residential Builder’s Hardware market by selling its newly developed product line to Canadian Tire, a Canadian retailer with 497 stores. The Builder’s Hardware category includes a variety of common household items such as coat hooks, door stops, hinges, gate latches, hasps and decorative hardware.

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

The combination of merchandising, upgraded finishes and product breadth is designed to improve the retailer’s performance. The addition of the Builder’s Hardware product line exemplifies the Company’s strategy of leveraging its core competencies to further penetrate customer accounts with new product offerings. In 2010, the Company expanded the placement of the Hardware Essentials line to customers including Sears, Fred Meyer and Kent Building Supply.

The Builder’s Hardware category generated approximately 1.1% of the Company’s total revenues in 2010, as compared to 0.8% in 2009.

Markets and Customers

Hillman sells its products to national accounts such as Lowe’s, Home Depot, Wal-Mart, Tractor Supply, Sears, Menards and PETCO. Hillman’s status as a national supplier of proprietary products to Big Box retailers allows it to develop a strong market position and high barriers to entry within its product categories.

Hillman services more than 13,000 franchise and independent (“F&I”) retail outlets. These individual dealers are typically members of the larger cooperatives, such as True Value, Ace, and Do-It-Best. The Company sells directly to the cooperative’s retail locations and also supplies many items to the cooperative’s central warehouses. These central warehouses distribute to their members that do not have a requirement for Hillman’s in-store service. These arrangements reduce credit risk and logistic expenses for Hillman while also reducing central warehouse inventory and delivery costs for the cooperatives.

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

Hillman sells its products to approximately 18,000 customers, the top five of which accounted for approximately 48.4% of its total revenue in 2010. Lowe’s is the single largest customer, representing approximately 24.3% of total revenue, Home Depot is the second largest at approximately 11.7% and Wal-Mart is the third largest at approximately 7.8% of total revenue. No other customer accounted for more than 5.0% of the Company’s total revenue in 2010.

The Company’s telemarketing activity sells to thousands of smaller hardware outlets and non-hardware accounts. New business is also being pursued internationally in such places as Australia, Canada, Mexico, South and Central America, and the Caribbean.

Sales and Marketing

The Hillman Group provides product support, customer service and profit opportunities for its retail distribution partners. The Company believes its competitive advantage is in its ability to provide a greater level of customer service than its competitors.

As a company, service is the hallmark of Hillman. The national accounts field service organization consists of over 469 employees and 33 field managers focusing on Big Box retailers, pet super stores, large national discount chains and grocery stores. This organization reorders products, details store shelves, and sets up in-store promotions. Many of the Company’s largest customers use electronic data interchange (“EDI”) for handling of orders and invoices.

The Company employs what it believes to be the largest factory direct sales force in the industry. The sales force which consists of 209 people, and is managed by 18 field managers, focuses on the F&I customers. The depth of the sales and service team enables Hillman to maintain consistent call cycles ensuring that all customers experience proper stock levels and inventory turns. This team also builds custom plan-o-grams of displays to fit the needs of any store, as well as establishing programs that meet customers’ requirements for pricing, invoicing, and other needs. This group also benefits from daily internal support from the inside sales and customer service teams. Each sales representative is responsible for approximately 56 full service accounts that they call on approximately every two weeks.

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

The principal competitors for Hillman’s F&I business are Midwest Fasteners and Hy-Ko in the hardware store marketplace. Midwest Fasteners primarily focuses on fasteners, while Hy-Ko is the major competitor in LNS products and keys/key accessories. Management estimates that Hillman sells to approximately 63% of the full service hardware stores in the F&I marketplace. The hardware outlets that purchase products but not services from Hillman also purchase products from local and regional distributors and cooperatives. Hillman competes primarily on field service, merchandising, as well as product availability, price and depth of product line.

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

Employees

As of December 31, 2010, the Company had 1,930 full time and part time employees, none of which were covered by a collective bargaining agreement. In the opinion of management, employee relations are good.

Backlog

The Company does not consider the sales backlog to be a significant indicator of future performance due to the short order cycle of its business. The Company’s sales backlog from ongoing operations was approximately $3.2 million as of December 31, 2010 and approximately $3.5 million as of December 31, 2009.

Where You Can Find More Information

The Company files quarterly reports on Form 10-Q and annual reports on Form 10-K and furnishes current reports on Form 8-K, and other information with the Securities and Exchange Commission (the “Commission”). You may read and copy any reports, statements, or other information filed by the Company at the Commission’s public reference rooms at 100 F Street, N.E., Washington, D.C. 20549. Please call the Commission at 1-800-SEC-0330 for more information on the public reference rooms. The Commission also maintains an Internet site at http://www.sec.gov that contains quarterly, annual, and current reports, proxy and information statements, and other information regarding issuers, like Hillman, that file electronically with the Commission.

Item 1A – Risk Factors.

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

Our business, financial condition and results of operations have and may continue to be affected by various economic factors. The U.S. economy has undergone a period of recession and the future economic environment may continue to be less favorable than that of recent years. This slowdown has, and could further lead to, reduced consumer and business spending in the foreseeable future, including by our customers. In addition, economic conditions, including decreased access to credit, may result in financial difficulties leading to restructurings, bankruptcies, liquidations and other unfavorable events for our customers, suppliers and other service providers. If such conditions continue or further deteriorate in 2011 or through fiscal 2012, our industry, business and results of operations may be severely impacted.

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

The Company’s business has been adversely affected by the decline in the North American economy, particularly with respect to retail markets including hardware stores, home centers, lumberyards and mass merchants. It is possible this softness will continue or further deteriorate in 2011 or through fiscal 2012. To the extent it persists or deteriorates, there is likely to be an unfavorable impact on demand for Company products which could have a material adverse effect on sales, earnings and cash flows. In addition, due to current economic conditions, it is possible certain customers’ credit-worthiness may erode resulting in increased write-offs of customer receivables.

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

The Company’s three largest customers constituted approximately 43.7% of net sales and 52.5% of the year-end accounts receivable balance for 2010. Each of these customers is a Big Box chain store. As a result, the Company’s results of operations depend greatly on our ability to maintain existing relationships and arrangements with these Big Box chain stores. To the extent the Big Box chain stores are materially adversely impacted by the current economic slowdown, this could have a negative effect on our results of operations. The loss of one of these customers or a material adverse change in the relationship with these customers could have a negative impact on business. The Company’s inability to penetrate new channels of distribution may also have a negative impact on its future sales and business.

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

The Company sources many products from China and other Asian countries for resale in other regions. To the extent the RMB or other currencies appreciate with respect to the U.S. dollar, the Company may experience cost increases on such purchases. The RMB appreciated approximately 3% versus the U.S. dollar in 2010 and remained substantially unchanged in 2009. The RMB currency fluctuation in 2010 and 2009 has not generated significant material cost increases for products sourced from China, however further significant appreciation of the RMB or other currencies in countries where the Company sources product could adversely impact profitability. The Company may not be successful at implementing customer pricing or other actions in an effort to mitigate the related cost increases and thus its results of operations may be adversely impacted.

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

The process of integrating acquired businesses into the Company’s operations, including recently acquired Servalite, may result in unforeseen difficulties and may require a disproportionate amount of resources and management’s attention, and there can be no assurance that Hillman will be able to successfully integrate acquired businesses into its operations.

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

As a result of the Merger Transaction and the December 2010 acquisition of Servalite, the Company has $439.6 million of goodwill and $48.9 million of indefinite-lived tradenames recorded on its Consolidated Balance Sheet at December 31, 2010. The Company is required to periodically determine if its goodwill or indefinite-lived tradenames have become impaired, in which case it would write down the impaired portion of the intangible asset. If the Company were required to write down all or part of its goodwill or indefinite-lived tradenames, its net income could be materially adversely affected.

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

Risks relating to the Senior Notes and our Indebtedness

The Company has significant indebtedness that could affect operations and financial condition and prevent the Company from fulfilling its obligations under the notes.

The Company has a significant amount of indebtedness. On December 31, 2010, total indebtedness was $556.1 million, consisting of $105.4 million of indebtedness of Hillman and $450.7 million of indebtedness of Hillman Group.

The Company’s substantial indebtedness could have important consequences to investors in Hillman securities. For example, it could:

•	make it more difficult for the Company to satisfy obligations to holders of the notes;

•	increase the Company’s vulnerability to general adverse economic and industry conditions;

•

require the dedication of a substantial portion of cash flow from operations to payments on indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes;

•	limit flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place the Company at a competitive disadvantage compared to competitors that have less debt; and

•	limit the Company’s ability to borrow additional funds.

In addition, the indenture and new senior secured credit facilities contain financial and other restrictive covenants that will limit the ability to engage in activities that may be in the Company’s long-term best interests. The failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all outstanding debts.

The decline of general economic conditions in the U.S. capital markets over the past two years has significantly reduced the availability of credit for a number of companies. This may impact our ability to borrow additional funds, if necessary.

Despite current indebtedness levels, the Company and its subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks associated with the Company’s substantial leverage.

The Company and its subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indenture do not fully prohibit the Company or its subsidiaries from doing so. The new senior secured credit facilities permit additional borrowing of up to $30 million on the revolving credit facility and all of those borrowings would rank senior to the notes and the guarantees. If new debt is added to our current debt levels, the related risks that the Company and its subsidiaries now face could intensify.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

The ability to make payments on and to refinance our indebtedness, including the notes, and to fund planned capital expenditures and research and development efforts, will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

The Company cannot assure you that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available under our new credit facility in an amount sufficient to enable the Company to pay its indebtedness, including the notes, or to fund its other liquidity needs. The Company may need to refinance all or a portion of its indebtedness, including the notes on or before maturity. The Company cannot assure you that it will be able to refinance any of its indebtedness, including our new credit facility and the notes, on commercially reasonable terms or at all.

The failure to meet certain financial covenants required by our credit agreements may materially and adversely affect assets, financial position and cash flows.

Certain of the Company’s credit agreements require the maintenance of certain interest coverage and leverage ratios and limit our ability to incur debt, make investments, make dividend payments to holders of the Trust Preferred Securities or undertake certain other business activities. In particular, our maximum allowed leverage requirement is 6.75x, excluding the junior subordinated debentures, as of December 31, 2010. A breach of the leverage covenant, or any other covenants, could result in an event of default under the credit agreements. Upon the occurrence of an event of default under the credit agreements, all amounts outstanding, together with accrued interest, could be declared immediately due and payable by our lenders. If this happens, our assets may not be sufficient to repay in full the payments due under the credit agreements. The current credit market environment and other macro-economic challenges affecting the global economy may adversely impact our ability to borrow sufficient funds or sell assets or equity in order to pay existing debt.

The Company is permitted to create unrestricted subsidiaries, which are not to be subject to any of the covenants in the indenture, and the Company may not be able to rely on the cash flow or assets of those unrestricted subsidiaries to pay our indebtedness.

Unrestricted subsidiaries are not subject to the covenants under the indenture governing the notes. Unrestricted subsidiaries may enter into financing arrangements that limit their ability to make loans or other payments to fund payments in respect of the notes. Accordingly, the Company may not be able to rely on the cash flow or assets of unrestricted subsidiaries to pay any of our indebtedness, including the notes.

The Company is subject to fluctuations in interest rates.

All of our indebtedness incurred in connection with the Bank Financing has variable rate interest. Increases in borrowing rates will increase our cost of borrowing, which may affect our results of operations and financial condition.

The Company may choose to redeem notes when prevailing interest rates are relatively low.

The Company may choose to redeem the notes from time to time, especially when prevailing interest rates are lower than the rate borne by the notes. If prevailing rates are lower at the time of redemption, an investor would not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the interest rate on the notes being redeemed. The redemption right also may adversely impact an investor’s ability to sell notes as the optional redemption date or period approaches.

Federal and state statutes allow courts, under specific circumstances, to void guarantees and require note holders to return payments received from guarantors.

Under the federal bankruptcy law and comparable provisions of state fraudulent transfer laws, a guarantee could be voided, or claims in respect of a guarantee could be subordinated to all other debts of that guarantor if, among other things, the guarantor, at the time it incurred the indebtedness evidenced by its guarantee:

•	received less than reasonably equivalent value or fair consideration for the incurrence of such guarantee; and

•	was insolvent or rendered insolvent by reason of such incurrence; or

•	was engaged in a business or transaction for which the guarantor’s remaining assets constituted unreasonably small capital; or

•	intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they mature.

In addition, any payment by that guarantor pursuant to its guarantee could be voided and required to be returned to the guarantor, or to a fund for the benefit of the creditors of the guarantor.

The measures of insolvency for purposes of these fraudulent transfer laws will vary depending upon the law applied in any proceeding to determine whether a fraudulent transfer has occurred. Generally, however, a guarantor would be considered insolvent if:

•	the sum of its debts, including contingent liabilities, was greater than the fair saleable value of all of its assets; or

•

if the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or

•	it could not pay its debts as they become due.

On the basis of historical financial information, recent operating history and other factors, the Company’s management believes that each guarantor, after giving effect to its guarantee of the notes, will not be insolvent, will not have unreasonably small capital for the business in which it is engaged and will not have incurred debts beyond its ability to pay such debts as they mature. The Company’s management can make no assurances as to what standard a court would apply in making these determinations or that a court would agree with our conclusions in this regard.

The Company may not be able to fulfill its repurchase obligations with respect to the notes upon a change of control.

If the Company experiences certain specific change of control events, the Company will be required to offer to repurchase all of our outstanding notes at 101% of the principal amount of such notes plus accrued and unpaid interest to the date of repurchase. The Company can make no assurances that it will have available funds sufficient to pay the change of control purchase price for any or all of the notes that might be tendered in the change of control offer.

The definition of change of control in the indenture governing the notes includes a phrase relating to the direct or indirect sale, transfer, conveyance or other disposition of “all or substantially all” of our and our restricted subsidiaries’ assets, taken as a whole. Although there is a limited body of case law interpreting the phrase “substantially all”, there is no precise established definition of the phrase under applicable law. Accordingly, the ability of a holder of notes to require us to repurchase such notes as a result of a sale, transfer, conveyance or other disposition of less than all of our and our restricted subsidiaries’ assets taken as a whole to another person or group may be uncertain. In addition, a recent Delaware Chancery Court decision raised questions about the enforceability of provisions, which are similar to those in the indenture governing the notes, related to the triggering of a change of control as a result of a change in the composition of a board of directors. Accordingly, the ability of a holder of notes to require us to repurchase notes as a result of a change in the composition of our board of directors may be uncertain.

In addition, our new credit facility contains, and any future credit agreement likely will contain, restrictions or prohibitions on our ability to repurchase the notes under certain circumstances. If a change of control event occurs at a time when we are prohibited from repurchasing the notes, we may seek the consent of our lenders to purchase the notes or could attempt to refinance the borrowings that contain these prohibitions or restrictions. If we do not obtain our lenders’ consent or refinance these borrowings, we will not be able to repurchase the notes. Accordingly, the holders of the notes may not receive the change of control purchase price for their notes in the event of a sale or other change of control, which will give the trustee and the holders of the notes the right to declare an event of default and accelerate the repayment of the notes.

A financial failure by us or our subsidiaries may result in the assets of any or all of those entities becoming subject to the claims of all creditors of those entities.

A financial failure by us or our subsidiaries could affect payment of the notes if a bankruptcy court were to substantively consolidate us and our subsidiaries. If a bankruptcy court substantively consolidated us and our subsidiaries, the assets of each entity would become subject to the claims of creditors of all entities. This would expose holders of notes not only to the usual impairments arising from bankruptcy, but also to potential dilution of the amount ultimately recoverable because of the larger creditor base. Furthermore, forced restructuring of the notes could occur through the “cram-down” provisions of the bankruptcy code. Under these provisions, the notes could be restructured over your objections as to their general terms, primarily interest rate and maturity.

Your right to receive payments on the notes could be adversely affected if any of our non-guarantor subsidiaries declare bankruptcy, liquidate, or reorganize.

Some but not all of our subsidiaries will guarantee the notes. In the event of a bankruptcy, liquidation or reorganization of any of our non-guarantor subsidiaries, holders of their indebtedness and their trade creditors will generally be entitled to payment of their claims from the assets of those subsidiaries before any assets are made available for distribution to us.

As of December 31, 2010, the notes were effectively junior to $1.6 million of indebtedness and other liabilities (including trade payables) of our non-guarantor subsidiaries. Our non-guarantor subsidiaries held $1.8 million of our consolidated assets as of December 31, 2010.

Item 1B – Unresolved Staff Comments.

None.

Item 2 – Properties.

The Company’s principal office, manufacturing and distribution properties are as follows:

Location	Approximate Square Footage	Description
Cincinnati, Ohio	248,200	Office, Distribution
Forest Park, Ohio	335,700	Distribution
Tempe, Arizona	184,100	Office, Mfg., Distribution
Jacksonville, Florida	96,500	Distribution
Shafter, California	84,000	Distribution
Lewisville, Texas	80,500	Distribution
LaCrosse, Wisconsin	48,000	Distribution
Goodlettsville, Tennessee	72,000	Mfg., Distribution
East Moline, Illinois	111,300	Office, Distribution
Pompano Beach, Florida	38,800	Office, Distribution
Monterrey, Mexico	13,200	Distribution
Mississauga, Ontario	34,700	Office, Distribution

With the exception of Goodlettsville, Tennessee, all of the Company’s facilities are leased. In the opinion of management, the Company’s existing facilities are in good condition.

Item 3 – Legal Proceedings.

On May 4, 2010, Hy-Ko Products, Inc. filed a complaint against Hillman Group, and Kaba Ilco Corp., a manufacturer of blank replacement keys, in the United States District Court for the Northern District of Ohio Eastern Division, alleging that the defendants engaged in violations of federal and state antitrust laws regarding their business practices relating to automatic key machines and replacement keys. Hy-Ko Products’ May 4, 2010 filing against the Company is based, in part, on the Company’s previously-filed claim against Hy-Ko Products alleging infringement of certain patents of the Company. A claim construction hearing on the Company’s patent infringement claim against Hy-Ko Products occurred in September 2010 and a ruling is expected in the first half of 2011.

In its antitrust claim against the Company, Hy-Ko Products is seeking monetary damages which would be trebled under the antitrust laws, interest and attorney’s fees as well as injunctive relief. The antitrust claim against the Company has been stayed pending the resolution of the patents claim against Hy-Ko Products. Because the lawsuit is in a preliminary stage, it is not yet possible to assess the impact that the lawsuit will have on the Company. However, the Company believes that it has meritorious defenses and intends to defend the lawsuit vigorously.

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

Item 4 – Reserved.

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

2010	High	Low
First Quarter	$27.00	$25.35
Second Quarter	28.74	26.40
Third Quarter	28.90	27.25
Fourth Quarter	29.25	28.07

2009	High	Low
First Quarter	$13.00	$3.56
Second Quarter	21.50	10.00
Third Quarter	25.30	20.80
Fourth Quarter	26.00	21.00

The Trust Preferred Securities have a liquidation value of $25.00 per security. As of March 4, 2011, there were 483 holders of Trust Preferred Securities. As of March 31, 2011, the total number of Trust Preferred Securities outstanding was 4,217,724. As of March 31, 2011, the Company’s total number of shares of Common Stock outstanding was 5,000, held by one (1) common stockholder.

Distributions

The Company pays interest to the Hillman Group Capital Trust (“the Trust”) on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.2 million per annum in the aggregate. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. For the years ended December 31, 2010 and 2009, the Company paid $12.2 million and $12.4 million per year, respectively, in interest on the Junior Subordinated Debentures, which was equivalent to the amounts distributed by the Trust for the same periods.

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

Issuer Purchases of Equity Securities

The Company made no repurchases of its equity securities during 2010.

Item 6 – Selected Financial Data.

As a result of the Merger Transaction, the Company’s operations for the periods presented subsequent to the May 28, 2010 acquisition by an affiliate of OHCP, certain members of management and Board of Directors are referenced herein as the successor operations (the “Successor” or “Successor Operations”) and include the effects of the Company’s debt refinancing. The Company’s operations for the periods presented prior to the Merger Transaction are referenced herein as the predecessor operations (the “Predecessor” or “Predecessor Operations”).

The following table sets forth selected consolidated financial data of the Predecessor as of and for the five months ended May 28, 2010 and the years ended December 31, 2009, 2008, 2007, and 2006; and consolidated financial data of the Successor as of and for the seven months ended December 31, 2010. See the accompanying Notes to Consolidated Financial Statements and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information regarding the acquisition of the Company by an affiliate of OHCP and the Company’s debt refinancing as well as other acquisitions that affect comparability.

	Successor	Predecessor
(dollars in thousands)	Seven Months Ended	Five Months Ended	Year Ended December 31,
	12/31/10	5/28/10	2009	2008	2007	2006
Income Statement Data:
Net sales	$276,680	$185,716	$458,161	$481,923	$445,628	$423,901
Gross profit	140,126	95,943	233,519	237,276	229,895	220,450
Acquisition and integration expense (2)	11,150	11,342	—	—	—	—
Extinguishment of debt	—	—	—	—	—	726
Net loss	(8,038)	(25,208)	(1,230)	(1,165)	(7,922)	(6,333)

Balance Sheet Data at December 31:
Total assets	$1,052,778	N/A	$628,481	$650,677	$660,358	$653,882
Long-term debt & capital lease obligations (1)	300,714	N/A	208,163	253,069	281,800	284,406
10.875% Senior Notes	150,000	N/A	—	—	—	—
Mandatorily redeemable preferred stock	—	N/A	111,452	100,146	89,773	80,494
Management purchased preferred options	—	N/A	6,617	6,016	5,298	4,659

(1)	Includes current portion of long-term debt and capitalized lease obligations.
(2)	Acquisition and integration expenses for investment banking, legal and other professional fees incurred in connection with the Merger Transaction.

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

General

The Hillman Companies, Inc. and its wholly owned subsidiaries (collectively “Hillman” or the “Company”), which had net sales of approximately $462.4 million in 2010, are one of the largest providers of hardware-related products and related merchandising services to the retail markets in North America. The Company’s principal business is operated through its wholly-owned subsidiary, The Hillman Group, Inc. (the “Hillman Group”). A subsidiary of the Hillman Group operates in (1) Canada under the name The Hillman Group Canada, Ltd., (2) Mexico under the name SunSource Integrated Services de Mexico SA de CV, (3) primarily in Florida under the name All Points Industries, Inc., and (4) Australia under the name The Hillman Group Australia Pty. Ltd. The Hillman Group sells its product lines and provides its services to hardware stores, home centers, mass merchants, pet supply stores, and other retail outlets principally in the United States, Canada, Mexico, Latin America and the Caribbean. Product lines include thousands of small parts such as fasteners and related hardware items; threaded rod and metal shapes; keys, key duplication systems and accessories; and identification items, such as, tags and letters, numbers, and signs (“LNS”). Services offered include design and installation of merchandising systems and maintenance of appropriate in-store inventory levels.

Merger Transaction

On May 28, 2010, Hillman was acquired by affiliates of Oak Hill Capital Partners (“OHCP”) and certain members of Hillman’s management and Board of Directors. Pursuant to the terms and conditions of an Agreement and Plan of Merger dated as of April 21, 2010, the Company was merged with an affiliate of OHCP with the Company surviving the merger (the “Merger Transaction”). As a result of the Merger Transaction, Hillman is a wholly-owned subsidiary of OHCP HM Acquisition Corp. (“Holdco”). The total consideration paid in the Merger Transaction was $832.7 million which includes $11.5 million for the Quick Tag license and related patents, repayment of outstanding debt and the net value of the Company’s outstanding junior subordinated debentures ($105.4 million liquidation value at the time of the merger).

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

Concurrently with the consummation of the Merger Transaction, Hillman Group issued $150.0 million aggregate principal amount of its 10.875% senior notes due 2018 (the “10.875% Senior Notes”), which are guaranteed by Hillman, Hillman Investment and all of Hillman Group’s domestic subsidiaries. Hillman Group pays interest on the 10.875% Senior Notes semi-annually on June 1 and December 1 of each year.

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

In connection with the TagWorks Acquisition, Hillman Group completed an offering of $50 million aggregate principal amount of its 10.875% Senior Notes due 2018. The Hillman Group previously issued $150 million aggregate principal amount of its 10.875% Senior Notes due 2018 in May 2010. The notes are guaranteed by The Hillman Companies, Hillman Investment Company and all of the domestic subsidiaries of The Hillman Group.

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

On June 24, 2010, the Company entered into an effective forward Interest Rate Swap Agreement (the “2010 Swap”) with a two-year term for a notional amount of $115.0 million. The effective date of the 2010 Swap is May 31, 2011 and its termination date is May 31, 2013. The 2010 Swap fixes the interest rate at 2.47% plus applicable interest rate margin. This interest rate swap qualifies for hedge accounting based on the shortcut method under ASC 815, Derivatives and Hedging.

Acquisitions

On December 29, 2010, the Hillman Group entered into a Stock Purchase Agreement (the “Agreement”) by and among Serv-A-Lite Products, Inc. (“Servalite”), Thomas Rowe, Mary Jennifer Rowe, and the Hillman Group, whereby the Hillman Group acquired all of the equity interest of Servalite. The aggregate purchase price was $21.3 million paid in cash at closing. Servalite has a broad offering of over 50,000 fasteners and ‘hard to find’ parts which are sold primarily into the retail hardware market. Servalite’s breadth of product in specialty fasteners and electrical parts strengthens Hillman’s position of providing value-added products and services to hardware retailers.

On March 16, 2011, Hillman Group completed the TagWorks Acquisition for an initial purchase price of approximately $40.0 million in cash. In addition, subject to fulfillment of certain conditions, Hillman Group will pay additional consideration of $12.5 million to the sellers of TagWorks on October 31, 2011, and an additional earn-out payment of up to $12.5 million in 2012. In conjunction with this agreement, Hillman Group entered into an agreement with KeyWorks, a company affiliated with TagWorks, to assign its patent-pending retail key program technology to Hillman Group. The closing of the TagWorks Acquisition occurred concurrently with the closing of the new notes offering.

Product Revenues

The following is revenue based on products for the Company’s significant product categories (in thousands):

	Successor	Predecessor
	Seven Months Ended December 31, 2010	Five Months Ended May 28, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Net sales
Keys	$48,897	$32,716	$78,012	$80,754
Engraving	17,038	12,242	35,518	40,945
Letters, numbers and signs	22,026	12,859	34,287	34,671
Fasteners	154,319	103,457	253,703	261,646
Threaded rod	17,360	12,471	30,118	37,145
Code cutter	1,844	1,377	3,353	4,934
Builders hardware	3,137	1,753	3,832	1,606
Other	12,059	8,841	19,338	20,222

Consolidated net sales	$276,680	$185,716	$458,161	$481,923

Results of Operations

Sales and Profitability for the seven months ended December 31, 2010, five months ended May 28, 2010 and the year ended December 31, 2009:

	Successor		Predecessor
	Seven Months ended		Five Months ended		Year ended
	December 31, 2010		May 28, 2010		December 31, 2009
(dollars in thousands)		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total
Net sales	$276,680	100.0%	$185,716	100.0%	$458,161	100.0%
Cost of sales (exclusive of depreciation and amortization shown below)	136,554	49.4%	89,773	48.3%	224,642	49.0%

Gross profit	140,126	50.6%	95,943	51.7%	233,519	51.0%

Operating expenses:
Selling	45,883	16.6%	33,568	18.1%	77,099	16.8%
Warehouse & delivery	30,470	11.0%	19,945	10.7%	48,496	10.6%
General & administrative	14,407	5.2%	10,284	5.5%	24,818	5.4%
Stock compensation expense	—	—%	19,053	10.3%	8,737	1.9%

Total SG&A	90,760	32.8%	82,850	44.6%	159,150	34.7%
Acquisition and integration	11,150	4.0%	11,342	6.1%	—	—%
Depreciation	11,007	4.0%	7,283	3.9%	16,993	3.7%
Amortization	10,669	3.9%	2,678	1.4%	6,912	1.5%
Management fees	—	—%	438	0.2%	1,010	0.2%

Total operating expenses	123,586	44.7%	104,591	56.3%	184,065	40.2%

Other income (expense)	145	0.1%	(114)	(0.1%)	(120)	(0.0%)

Income (loss) from operations	16,685	6.0%	(8,762)	(4.7%)	49,334	10.8%

Interest expense	20,712	7.5%	8,327	4.5%	15,521	3.4%
Interest expense on mandatorily redeemable preferred stock & management purchased preferred options	—	—%	5,488	3.0%	12,312	2.7%
Interest expense on junior subordinated debentures	7,356	2.7%	5,254	2.8%	12,820	2.8%
Investment income on trust common securities	(220)	(0.1%)	(158)	(0.1%)	(378)	(0.1%)

(Loss) income before taxes	(11,163)	(4.0%)	(27,673)	(14.9%)	9,059	2.0%

Income tax (benefit) provision	(3,125)	(1.1%)	(2,465)	(1.3%)	10,289	2.2%

Net loss	$(8,038)	(2.9%)	$(25,208)	(13.6%)	$(1,230)	(0.3%)

Current Economic Conditions

The U.S. economy has undergone a period of recession and the future economic environment may continue to be less favorable than that of recent years. This slowdown has, and could further lead to, reduced consumer and business spending in the foreseeable future, including by our customers. In addition, economic conditions, including decreased access to credit, may result in financial difficulties leading to restructurings, bankruptcies, liquidations and other unfavorable events for our customers, suppliers and other service providers. If such conditions continue or further deteriorate in 2011 or through fiscal 2012, our industry, business and results of operations may be severely impacted.

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

The Company is sensitive to inflation or deflation present in the economies of the United States and foreign suppliers located primarily in Taiwan and China. For the several years leading up to 2009, the rapid growth in China’s economic activity produced significantly rising costs of certain imported fastener products. In addition, the cost of commodities such as copper, zinc, aluminum, nickel, and plastics used in the manufacture of other Company products increased sharply. Further, increases in the cost of diesel fuel contributed to transportation rate increases. The trend of rising commodity costs accelerated in the first half of 2008. In the latter half of 2008 and during the first half of 2009, national and international economic difficulties began a reversal of the trend of rising costs for our products and commodities used in the manufacture of our products, including a decrease in the cost of oil and diesel fuel. During the second half of 2009 and throughout 2010, the Company has seen an end to decreasing costs and, in certain instances, moderate increases in the costs for our products and commodities used in the manufacture of our products. While inflation and resulting cost increases over a period of years would result in significant increases in inventory costs and operating expenses, the opposite is true when exposed to a prolonged period of cost decreases. The ability of the Company’s operating divisions to institute price increases and seek price concessions, as appropriate, is dependent on competitive market conditions.

Predecessor Five Month Period of January 1 – May 28, 2010 vs Predecessor Period of the Year Ended December 31, 2009

Revenues

Net sales for the Predecessor period of January 1 – May 28, 2010 (the “2010 five month period”) were $185.7 million, or $1.77 million per shipping day, compared to net sales for the year ended December 31, 2009 of $458.2 million, or $1.84 million per shipping day. The decrease in revenues of $272.5 million was directly attributable to comparing operating results of 105 shipping days in the 2010 five month period to the results from 249 shipping days in 2009. The sales per shipping day of $1.77 million in the 2010 five month period were approximately 3.8% lower than the sales per shipping day of $1.84 million in the 2009. The decrease in sales per day for the 2010 five month period was the result of higher seasonal sales per day during the June through December period included in the twelve months of 2009 as compared to the average sales per day for the January to May 2010 period.

Gross Profit

The Company’s gross profit percentage was 51.7% in the 2010 five month period compared to 51.0% in the year 2009. The Company experienced a significant increase in the unit cost of inventory during most of 2008 as a result of increases in related commodities used in our products such as steel, zinc, nickel, aluminum, copper and plastics. The higher unit costs negatively impacted gross profit during the first half of 2009 as the higher unit cost product sold through inventory. In 2009, commodity prices moderated and, in particular, the cost of steel based fasteners sourced primarily from Taiwan and China returned to the levels prior to the significant price increases seen in 2008. The gross profit in the first five months of 2010 benefited from the lower product costs experienced in the second half of 2009.

Expenses

Operating expenses for the period of January 1 – May 28, 2010 were $104.6 million compared to $184.1 million for the year ended December 31, 2009. The decrease in operating expenses is primarily due to the shorter 105 day ship period in the 2010 five month period which provided certain favorable operating expense variances as compared to the 249 day ship period for the year of 2009. The following changes in underlying trends also impacted the change in operating expenses:

•

Warehouse and delivery expense was $19.9 million, or 10.7% of net sales, in the 2010 five month period compared to $48.5 million, or 10.6% of net sales in the year of 2009. Freight expense, the largest component of warehouse and delivery expense, was 4.1% of net sales in the 2010 five month period. The 4.1% rate was unchanged from the same rate in 2009.

•

Stock compensation expenses from stock options primarily related to the 2004 Merger Transaction resulted in a charge of $19.1 million in the 2010 five month period. The change in the fair value of the Class B Common Stock is included in stock compensation expense and this resulted in an additional charge of $13.9 million. The significant increase in the fair value of the Class B Common Stock in this predecessor period resulted from the acquisition price paid by OHCP for the Company. In addition, a stock compensation charge of $3.7 million was recorded for the increase in the fair value of the common stock options. The stock compensation expense was $8.7 million for year ended December 31, 2009.

•

Acquisition and integration expense of $11.3 million in the 2010 five month period represents one-time charges for investment banking, legal and other expenses incurred in connection with the Merger Transaction. There were no acquisition and integration expenses for the year ended December 31, 2009.

•

Amortization expense was $2.7 million in the 2010 five month period. The estimated annualized rate of approximately $6.4 million was comparable to the amortization expense of $6.9 million for year ended December 31, 2009.

•

Interest expense was $8.3 million in the 2010 five month period compared to $15.5 million for year ended December 31, 2009. The 2010 five month period included a $1.6 million interest charge for the termination of the 2008 Swap.

•

Interest expense on the mandatorily redeemable preferred stock and management purchased preferred options were $5.5 million in the 2010 five month period. The estimated annual rate of approximately $13.2 million was comparable to the interest expense of $12.3 million for year ended December 31, 2009.

Successor Seven Month Period of May 28 to December 31, 2010 vs Predecessor Period of the Year Ended December 31, 2009

Revenues

Net sales for the Successor period of May 28 – December 31, 2010 (the “2010 seven month period”) were $276.7 million, or $1.92 million per shipping day, compared to net sales for the year ended December 31, 2009 of $458.2 million, or $1.84 million per shipping day. The decrease in revenues of $181.5 million was directly attributable to comparing operating results of 144 shipping days in the 2010 seven month period to the results from

249 shipping days in 2009. However, the sales per shipping day of $1.92 million in the 2010 seven month period were approximately 4.3% higher than the sales per shipping day of $1.84 million in the year ended December 31, 2009. The increase in sales per day for the 2010 seven month period was the result of higher seasonal sales per day during the June through December period as compared to the average sales per day for the January through December period of 2009.

Gross Profit

The Company’s gross profit percentage was 50.6% in the 2010 seven month period compared to 51.0% in the year of 2009. The Company experienced a moderate increase in the unit cost of its products during the last seven months of 2010. The increases came in related commodities used in our products such as steel, zinc, nickel, aluminum, copper and plastics. The higher unit cost of our products negatively impacted gross profit in the 2010 seven month period. In 2009, commodity prices moderated from the high points experienced in 2008 and average product costs decreased during that period of time. The Company anticipates that the average unit cost of its products will trend higher during 2011.

Expenses

Operating expenses for the 2010 seven month period ended December 31, 2010 were $123.6 million compared to $184.1 million for the year ended December 31, 2009. The decrease in operating expenses is primarily due to the 144 day shipping period in the 2010 seven month period as compared to the 249 day shipping period in the twelve months of 2009. The following changes in underlying trends also impacted the change in operating expenses:

•

Warehouse and delivery expense was $30.5 million, or 11.0% of net sales, in the 2010 seven month period compared to $48.5 million, or 10.6% of net sales in the year of 2009. Freight expense, the largest component of warehouse and delivery expense, increased from 4.1% of net sales in 2009 to 4.8% of net sales in the 2010 seven month period. The freight costs in the 2010 seven month period included the negative impact of higher fuel surcharges and lower average customer order sizes.

•

No stock compensation expense was recorded in the 2010 seven month period. Stock compensation expense in future periods is dependent on the valuation of underlying shares due to the classification of liability based awards. The stock compensation expense was $8.7 million in the year ended December 31, 2009.

•

Acquisition and integration expense of $11.2 million in the 2010 seven month period represents one-time charges for legal, professional, diligence and other expenses incurred by the Successor in connection with the Merger Transaction. There were no acquisition and integration expenses in 2009.

•

Amortization expense was $10.7 million in the 2010 seven month period, or an estimated annualized rate of approximately $18.3 million compared to amortization expense of $6.9 million for year ended December 31, 2009. The higher annual rate of amortization expense for the 2010 seven month period was due to the increase in intangible assets subject to amortization acquired as a result of the Merger Transaction.

•

Interest expense was $20.7 million in the 2010 seven month period, or an estimated annual rate of approximately $35.5 million compared to interest expense of $15.5 million for the year ended December 31, 2009. The increase in estimated annualized amount of interest expense was primarily the result of the higher level of debt outstanding following the Merger Transaction.

•

The Successor incurred no interest expense in the 2010 seven month period on mandatorily redeemable preferred stock and management purchased options as a result of their redemption in connection with the Merger Transaction. The interest expense on these securities was $12.3 million for year ended December 31, 2009.

Results of Operations (continued)

Sales and Profitability for each of the Years Ended December 31,

(dollars in thousands)	2009		2008
		% of		% of
	Amount	Total	Amount	Total
Net sales	$458,161	100.0%	$481,923	100.0%
Cost of sales (exclusive of depreciation and amortization shown below)	224,642	49.0%	244,647	50.8%

Gross profit	233,519	51.0%	237,276	49.2%

Operating expenses:
Selling	77,099	16.8%	82,312	17.1%
Warehouse & delivery	48,496	10.6%	55,781	11.6%
General & administrative	24,818	5.4%	20,776	4.3%
Stock compensation expense	8,737	1.9%	2,481	0.5%

Total SG&A	159,150	34.7%	161,350	33.5%
Acquisition and integration	—	0.0%	—	0.0%
Depreciation	16,993	3.7%	17,835	3.7%
Amortization	6,912	1.5%	7,073	1.5%
Management fees	1,010	0.2%	1,043	0.2%

Total operating expenses	184,065	40.2%	187,301	38.9%

Other expense	(120)	0.0%	(2,250)	-0.5%

Income from operations	49,334	10.8%	47,725	9.9%

Interest expense	15,521	3.4%	20,545	4.3%
Interest expense on mandatorily redeemable preferred stock & management purchased preferred options	12,312	2.7%	11,091	2.3%
Interest expense on junior subordinated debentures	12,820	2.8%	12,609	2.6%
Investment income on trust common securities	(378)	-0.1%	(378)	-0.1%

Income before taxes	9,059	2.0%	3,858	0.8%

Income tax provision	10,289	2.2%	5,023	1.0%

Net loss	$(1,230)	-0.3%	$(1,165)	-0.2%

Predecessor Period for the Year Ended December 31, 2009 vs Predecessor Period for the Year Ended December 31, 2008

Revenues

Net sales for the year of 2009 were $458.2 million compared to net sales of $481.9 million for the year of 2008. The decrease in revenues of $23.7 million, or 4.9%, was a result of the depressed economic conditions which caused a contraction in the residential construction market and a decrease in activity among our retail customers.

Gross Profit

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

Expenses

Operating expenses for the year of 2009 were $184.1 million compared to $187.3 million for the year of 2008. The decrease in operating expenses in 2009 was primarily due to the impact of lower sales volume on variable expenses such as warehouse labor, freight and shipping supplies. The following changes in underlying trends also impacted the change in operating expenses:

•

Selling expense was $77.1 million, or 16.8% of net sales, in 2009 compared to $82.3 million, or 17.1% of net sales in 2008. Selling expenses decreased $5.2 million, or 6.3%, primarily as a result of headcount reductions , reduced commissions on lower franchise and independent sales, and reduced auto and travel related expenses to provide service and merchandising to our customers.

•

Warehouse and delivery expense was $48.5 million, or 10.6% of net sales, in 2009 compared to $55.8 million or 11.6% of net sales in 2008. Freight expense, the largest component of warehouse and delivery expense, decreased from 4.6% of net sales in 2008 to 4.1% of net sales in 2009. The reduction in freight expense as a percentage of sales in 2009 resulted from a reduced level of fuel surcharges, the negotiation of more favorable freight contracts and the implementation of shipping and handling efficiencies. Operational improvements to the order fulfillment process continued to produce lower labor costs and shipping supply expense in 2009.

•

General and administrative (“G&A”) expenses of $24.8 million in 2009 were $4.0 million more than 2008. The increase in G&A expenses was primarily the result of the investment performance of securities held in the nonqualified deferred compensation plan’s Rabbi Trust which provided an unfavorable adjustment of $0.3 million in 2009 and a favorable adjustment of $1.4 million in 2008. In both years, an offsetting adjustment was recorded in other income (expense). In addition, professional and legal costs increased by $1.2 million in 2009 and administrative salaries, bonuses and benefits increased by $1.2 million as a result of higher EBITDA earnings in 2009.

•

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

•

Depreciation expense decreased $0.8 million from $17.8 million in 2008 to $17.0 million in 2009. The decreased depreciation was a result of less capital spending in 2009 for the placement of Quick-Tag and key duplicating machines which were partially offset by additional depreciation primarily for the Enterprise Resource Planning software (“ERP”) which became operational in 2009.

•

Interest expense decreased $5.0 million to $15.5 million in 2009 from $20.5 million in 2008. The decrease in interest expense was primarily the result of a decrease in the Company’s outstanding debt and lower borrowing costs on the variable rate Term Loan.

Income Taxes

Successor Seven Month Period Ended December 31, 2010, Predecessor Five Month Period Ended May 28, 2010 and Predecessor Year Ended December 31, 2009

The effective income tax rates were 28.0% for the seven month successor period ended December 31, 2010, 8.9% for the five month predecessor period ended May 28, 2010 and 113.6% for the twelve month predecessor period ended December 31, 2009. The change in effective income tax rate differed from the federal statutory rate in the seven month successor period ended December 31, 2010 primarily due to the increase in the valuation reserve recorded against certain deferred tax assets in addition to the effect of state rates. The change in the effective income tax rate differed from the federal statutory rate in the five month predecessor period ended May 28, 2010 and the twelve month predecessor period ended December 31, 2009 primarily due to the effect of nondeductible interest on mandatorily redeemable preferred stock and nondeductible stock based compensation expense in addition to the effect of state rates. See Note 6, Income Taxes, of Notes to Consolidated Financial Statements for income taxes and disclosures related to 2010 and 2009 income tax events.

Predecessor Periods for the Years Ended December 31, 2009 and 2008

The effective income tax rates were 113.6% and 130.2% for the years ended December 31, 2009 and 2008, respectively. The change in effective income tax rate differed from the federal statutory rate primarily due to the effect of nondeductible interest on mandatorily redeemable preferred stock and nondeductible stock based compensation expense in addition to the effect of state rates. See Note 6, Income Taxes, of Notes to Consolidated Financial Statements for income taxes and disclosures related to 2009 and 2008 income tax events.

Liquidity and Capital Resources

Cash Flows

The statements of cash flows reflect the changes in cash and cash equivalents for the seven months ended December 31, 2010 (Successor), the five months ended May 28, 2010 (Predecessor) and the years ended December 31, 2009 and 2008 (Predecessor) by classifying transactions into three major categories: operating, investing and financing activities. The cash flows from the Merger Transaction are separately discussed below.

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

Operating Activities

Excluding $17.5 million in cash used for the Merger Transaction, net cash provided by operating activities for the year ended December 31, 2010 of $28.2 million was the result of the net loss adjusted for non-cash charges of $25.0 million for depreciation, amortization, deferred taxes, deferred financing, stock-based compensation and interest on mandatorily redeemable preferred stock and management purchased options in addition to cash related adjustments of $3.2 million for routine operating activities represented by changes in inventories, accounts receivable, accounts payable, accrued liabilities and other assets. In 2010, routine operating activities provided cash through an increase in accounts payable of $8.9 million and accrued liabilities of $8.2 million. This was partially offset by an increase in accounts receivable of $2.1 million, inventories of $8.7 million and other of $3.1 million.

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

Investing Activities

The Company used cash of $11.5 million from the Merger Transaction to purchase the licensing rights and related patents for the Quick Tag business. Excluding the $11.5 million used for the Quick Tag acquisition, net cash used for investing activities was $37.7 million for the year ended December 31, 2010. The Company used $21.3 million for the acquisition of Servalite and $1.3 million to purchase the licensing rights for the Laser Key business. Capital expenditures for the year totaled $15.1 million, consisting of $9.1 million for key duplicating machines, $1.7 million for engraving machines, and $4.3 million for computer software and equipment.

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

Financing Activities

Excluding $29.0 million in cash provided by borrowings related to the Merger Transaction, net cash used for financing activities was $0.1 million for the year ended December 31, 2010. The net cash used was primarily related to the principal payments on the senior term loans of $11.0 million and further payments of $0.6 million on the revolving credit facility and $0.5 million on capitalized lease obligations which were offset by new borrowings on the revolving credit facility of $12.0 million.

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

The Company’s working capital (current assets minus current liabilities) position of $120.4 million as of December 31, 2010, represents an increase of $9.8 million from the December 31, 2009 level of $110.6 million as follows:

(dollars in thousands)

Amount
Decrease in cash and cash equivalents	$(9,579)
Increase in accounts receivable, net	4,753
Increase in inventories, net	14,519
Increase in other current assets	744
Increase in deferred taxes	1,277
Increase in accounts payable	(9,233)
Decrease in senior term loans & capital lease obligations	6,938
Decrease in accrued salaries and wages	1,546
Increase in accrued pricing allowances	(38)
Increase in accrued income and other taxes	(135)
Decrease in accrued interest	790
Increase in other accrued liabilities	(1,752)

Net increase in working capital for the year ended December 31, 2010	$9,830

The increase in the Company’s working capital as of December 31, 2010 was primarily the result of the December 29, 2010 acquisition of Servalite which added $8,469 in working capital.

Contractual Obligations

The Company’s contractual obligations in thousands of dollars as of December 31, 2010 are summarized below:

		Payments Due
Contractual Obligations	Total	Less Than One Year	1 to 3 Years	3 to 5 Years	More Than Five Years
Junior Subordinated Debentures (1)	$115,837	$—	$—	$—	$115,837
Long Term Senior Term Loans	288,550	2,900	5,800	5,800	274,050
Bank Revolving Credit Facility	12,000	—	—	—	12,000
10.875% Senior Notes	150,000	—	—	—	150,000
Interest payments (2)	204,715	32,123	63,767	63,129	45,696
Operating Leases	31,847	8,060	10,294	5,027	8,466
Deferred Compensation Obligations	3,478	227	454	454	2,343
Capital Lease Obligations	189	38	74	60	17
Purchase Obligations	875	350	525	—	—
Other Assets	167	—	63	—	104
Other Long Term Obligations	2,268	1,000	774	191	303
Uncertain Tax Position Liabilities	4,433	—	1,438	—	2,995

Total Contractual Cash Obligations (3)	$814,359	$44,698	$83,189	$74,661	$611,811

(1)	The junior subordinated debentures liquidation value is approximately $108,704.
(2)	Interest payments for Long Term Senior Term Loans and the 10.875% Senior Notes.

Interest payments on the variable rate Long Term Senior Term Loans were calculated using the actual interest rate of 5.50% as of December 31, 2010, excluding possible impact of 2010 Swap. Interest payments on the 10.875% Senior Notes were calculated at their fixed rate.

(3)	All of the contractual obligations noted above are reflected on the Company’s consolidated balance sheet as of December 31, 2010 except for the interest payments and operating leases.

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

Borrowings

As of December 31, 2010, the Company had $12.1 million available under its secured credit facilities. The Company had approximately $300.7 million of outstanding debt under its secured credit facilities at December 31, 2010, consisting of $288.5 million in a term loan, $12.0 million in revolving credit borrowings and $0.2 million in capitalized lease obligations. The term loan consisted of a $288.5 million Term B-2 Loan at a three (3) month LIBOR rate plus margin of 5.50%. The revolver borrowings (the “Revolver”) consisted of $12.0 million currently at a three (3) month LIBOR rate plus margin of 5.50%. The capitalized lease obligations were at various interest rates.

At December 31, 2010 and 2009, the Company borrowings were as follows:

	December 31, 2010			December 31, 2009
(dollars in thousands)	Facility Amount	Outstanding Amount	Interest Rate	Facility Amount	Outstanding Amount	Interest Rate
Term B-1 Loan		$—	—		$17,992	3.02%
Term B-2 Loan		288,550	5.50%		139,857	4.77%

Total Term Loans		288,550			157,849
Revolving credit facility	$30,000	12,000	5.50%	$20,000	—	—
Capital leases & other obligations		164	various		494	various

Total secured credit		300,714			158,343
10.875% senior notes		150,000	10.875%		—	—
Unsecured subordinated notes		—	—		49,820	12.50%

Total borrowings		$450,714			$208,163

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

The Company’s Senior Facilities require the maintenance of certain interest coverage and leverage ratios and limits the ability of the Company to incur debt, make investments, make dividend payments to holders of the Trust Preferred Securities or undertake certain other business activities. Upon the occurrence of an event of default under the credit agreements, all amounts outstanding, together with accrued interest, could be declared immediately due and payable by our lenders. Below are the calculations of the financial covenants with the Senior Facilities requirement for the twelve months ended December 31, 2010:

(dollars in thousands)		Ratio
	Actual	Requirement
Leverage Ratio
Adjusted EBITDA (1)	$82,388

Senior term loan balance	288,550
Revolver	12,000
Capital leases and other credit obligations	164
Senior notes	150,000

Total indebtedness	$450,714

Leverage ratio (must be below requirement)	5.47	6.75

Interest Coverage Ratio
Adjusted EBITDA (1)	$82,388

Cash interest expense (2)	$27,120

Interest coverage ratio (must be above requirement)	3.04	2.00

Secured Leverage Ratio
Senior term loan balance	$288,550
Revolver	12,000
Capital leases and other credit obligations	164

Total debt	$300,714

Adjusted EBITDA (1)	$82,388

Leverage ratio (must be below requirement)	3.65	4.25

(1)	Adjusted EBITDA is a non-GAAP measure defined as income from operations ($7,923) plus depreciation ($18,290), amortization ($13,347), stock compensation expense ($19,053), restructuring costs ($1,236), acquisition and integration expenses ($22,492), management fees ($438) and less foreign exchange gains ($391).
(2)	Includes cash interest expense on senior term loans, capitalized lease obligations, senior notes and subordinated notes.

Related Party Transactions

The Predecessor was obligated to pay management fees to a subsidiary of CHS in the amount of $58 thousand per month. The Predecessor was also obligated to pay transaction fees to a subsidiary of OTPP in the amount of $26 thousand per month, plus out of pocket expenses. The Successor has no management fee charges for the seven month period ended December 31, 2010. The Predecessor has recorded aggregate management and transaction fee charges and expenses from CHS and OTPP of $438 thousand for the five month period ended May 28, 2010. The Predecessor also recorded aggregate management and transaction fee charges and expenses from CHS and OTPP of $1.0 million for each of the years ended December 31, 2009 and 2008.

Gregory Mann and Gabrielle Mann are employed by the All Points subsidiary of Hillman. All Points leases an industrial warehouse and office facility from companies under the control of the Manns’. The Predecessor and Successor have recorded rental expense for the lease of this facility on an arm’s length basis. The Successor recorded rental expense for the lease of this facility in the amount of $181 thousand for the seven month period ended December 31, 2010. The Predecessor recorded rental expense for the lease of this facility in the amount of $130 thousand for the five month period ended May 28, 2010 and $311 thousand and $302 thousand for the years ended December 31, 2009 and 2008, respectively.

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

Revenue Recognition:

Revenue is recognized when products are shipped or delivered to customers depending upon when title and risks of ownership have passed and the collection of the relevant receivables is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Sales tax collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore excluded from revenues in the consolidated statements of operations.

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

Accounts Receivable and Allowance for Doubtful Accounts:

The Company establishes the allowance for doubtful accounts using the specific identification method and also provides a reserve in the aggregate. The estimates for calculating the aggregate reserve are based on historical information. Increases to the allowance for doubtful accounts result in a corresponding expense. The Company writes off individual accounts receivable accounts when they become uncollectible. The allowance for doubtful accounts was $520 thousand and $514 thousand as of December 31, 2010 and 2009, respectively.

Inventory Realization:

Inventories consisting predominantly of finished goods are valued at the lower of cost or market, cost being determined principally on the weighted average cost method. Excess and obsolete inventories are carried at net realizable value. The historical usage rate is the primary factor used by the Company in assessing the net realizable value of excess and obsolete inventory. A reduction in the carrying value of an inventory item from cost to market is recorded for inventory with no usage in the preceding twenty-four month period or with on-hand quantities in excess of twenty-four months average usage. The inventory reserve amounts were $11.0 million and $7.1 million at December 31, 2010 and 2009, respectively.

Goodwill and Other Intangible Assets:

Goodwill represents the excess purchase cost over the fair value of net assets of companies acquired in business combinations. Goodwill is an indefinite lived asset and is tested for impairment at least annually or more frequently if a triggering event occurs. If the carrying amount of goodwill is greater than the fair value, impairment may be present. In connection with the Merger Transaction, an independent appraiser assessed the value of its goodwill based on a discounted cash flow model and multiple of earnings. Assumptions critical to the Company’s fair value estimates under the discounted cash flow model include the discount rate, projected average revenue growth and projected long-term growth rates in the determination of terminal values.

The Company also evaluates indefinite-lived intangible assets (primarily trademarks and trade names) for impairment annually. The Company tests intangible assets for impairment if events and circumstances indicate that it is more likely than not that the fair value of an indefinite-lived intangible asset is below its carrying amount. In connection with the Merger Transaction, an independent appraiser assessed the value of its intangible assets based on a relief from royalties, excess earnings, and lost profits discounted cash flow model. Assumptions critical to the Company’s evaluation of indefinite-lived intangible assets for impairment include the discount rate, royalty rates used in its evaluation of trade names, projected average revenue growth, and projected long-term growth rates in the determination of terminal values. An impairment charge is recorded if the carrying amount of an indefinite-lived intangible asset exceeds the estimated fair value on the measurement date.

The Company’s annual impairment test is performed as of October 1. The estimated fair value of the reporting unit substantially exceeded its carrying cost. The October 1 goodwill and intangible impairment test data aligns the impairment test with the preparation of the Company’s annual strategic plan and allows additional time for a more thorough analysis by the Company’s independent appraiser. No impairment charges were recorded by the Company as a result of the annual impairment testing.

Long-Lived Assets:

The Company evaluates its long-lived assets for financial impairment and will continue to evaluate them based on the estimated undiscounted future cash flows as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. No impairment charges were recognized for long-lived assets in the years ended December 31, 2010 and 2009.

Income Taxes:

Deferred income taxes are computed using the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial reporting basis and income tax basis of assets and liabilities, based on enacted tax laws and statutory tax rates applicable to the periods in which the temporary differences are expected to reverse. Valuation allowances are provided for tax benefits where it is more likely than not that certain tax benefits will not be realized. Adjustments to valuation allowances are recorded for changes in utilization of the tax related item. For additional information, see Note 6, Income Taxes, of the Notes to the Consolidated Financial Statements.

Risk Insurance Reserves:

The Company self insures its product liability, automotive, workers’ compensation and general liability losses up to $250 thousand per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences in excess of $250 thousand up to $40 million. The two risk areas involving the most significant accounting estimates are workers’ compensation and automotive liability. Actuarial valuations performed by the Company’s outside risk insurance expert were used to form the basis for workers’ compensation and automotive liability loss reserves. The actuary contemplated the Company’s specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes the liability recorded for such risk insurance reserves is adequate as of December 31, 2010, but due to judgments inherent in the reserve estimation process it is possible the ultimate costs will differ from this estimate.

The Company self-insures its group health claims up to an annual stop loss limit of $200 thousand per participant. Aggregate coverage is maintained for annual group health insurance claims in excess of 125% of expected claims. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves.

Common Stock:

After consummation of the Merger Transaction, Hillman has one class of Common Stock. All outstanding shares of Hillman common stock are owned by Holdco. Under the terms of the Stockholders Agreement for the Holdco Common Stock, management shareholders have the ability to put their shares back to Holdco under certain conditions, including death or disability. Accounting Standards Codification (“ASC”) 480-10-S99 requires shares to be classified outside of permanent equity if they can be redeemed and the redemption is not solely within control of the issuer. Further, if it is determined that redemption of the shares is probable, the shares are marked to redemption value, which equals fair value, at each balance sheet date with the change in value recorded in additional paid-in capital. The 198.4 shares of common stock held by management are recorded outside permanent equity and were adjusted to the fair value of $12,247 as of December 31, 2010.

According to the executive services agreement (“ESA”), the fair value of the management owned common stock is to be determined by the Board of Directors using an enterprise basis and taking into account all relevant market factors.

The fair value of the Successor Common Stock and Predecessor Class A Common Stock and the Class B Common Stock have been calculated at each balance sheet date by estimating the enterprise value of the Company less the redemption value of all obligations payable in preference to the common stock. These obligations include the long term debt, senior notes, bank revolving credit and the Trust Preferred Securities. In addition, the Predecessor obligations included the Class A Preferred stock and options issued thereon, the Hillman Investment Company Class A Preferred Stock and options issued thereon. The remainder is divided by the fully diluted common shares outstanding to arrive at a fair value per common share outstanding.

The enterprise value of the Company is determined based on the earnings before interest, taxes, depreciation and amortization adjusted for management fees, stock compensation costs, and other acquisition and integration related general and administrative costs (“Adjusted EBITDA”) for the most recent twelve month period multiplied by a valuation multiple. As of December 31, 2010, 2009, and 2008, the Company has applied valuation multiples of 9.83x, 8.00x, and 8.00x, respectively, to trailing twelve months Adjusted EBITDA in determining enterprise value. Management periodically reviews the appropriateness of this multiple and notes that it is consistent with comparable distribution companies.

A change of 0.1 in the valuation multiple used to calculate the enterprise value adjusts the per share fair value of the Successor Common Stock by $25.

The calculation of the fair value of the Successor Common Stock as of December 31, 2010 and the Predecessor Class A Common Stock and Class B Common Stock as of December 31, 2009 and 2008, respectively, is detailed below:

	Successor	Predecessor	Predecessor
(dollars in thousands)	December 31,	December 31,	December 31,
	2010	2009	2008
Trailing twelve fiscal months EBITDA (1)	$85,056	$83,303	$77,391
Valuation Multiple (2)	9.83	8.00	8.00

Hillman Enterprise Value Excluding Servalite	835,717	666,424	619,128
Servalite Fair Value (3)	21,335	—	—

Hillman Enterprise Value	857,052	666,424	619,128

Less:
Senior term loans	288,550	157,849	202,849
Bank revolving credit	12,000	—	—
10.875% senior notes	150,000	—	—
Unsecured subordinated notes	—	49,820	49,820
Junior subordinated debentures redemption value, net (4)	105,446	105,446	105,446

Total Debt	555,996	313,115	358,115

Plus:
Cash	7,585	17,164	7,133
Proceeds from option exercise	32,284	—	—

Less:
Accrued Hillman Investment Company Class A Preferred (5)	—	117,434	105,038
Accrued Hillman Class A Preferred (5)	—	173,358	154,297

	—	290,792	259,335

Common Equity Value	340,925	79,681	8,811
Liquidity & Minority Discount on Common Only (6)	—	23,904	2,643

Discounted Common Equity Value	340,925	55,777	6,168

Fully-diluted Common Shares outstanding	340,925	10,227	10,309

Fully-diluted Discounted Value Per Common Share	$1,000	$5,454	$598

(1)	-	EBITDA is calculated for the most recent four fiscal quarters as follows:

	December 31,	December 31,	December 31,
	2010	2009	2008
Income from operations	$7,923	$49,334	$47,725
Depreciation and amortization	31,637	23,905	24,908
Management fees	438	1,010	1,043
Stock compensation expense	19,053	8,737	2,481
Acquisition and integration	22,492	—	—
Exchange rate (gain) loss	(391)	(536)	980
Excess legal on patent litigation	1,897	—	—
Royalty on engraving products	771	—	—
Other adjustments	1,236	853	254

EBITDA	$85,056	$83,303	$77,391

The other adjustments include one time restructuring costs and professional fees.

(2)	-	The Company periodically reviews the valuation multiple used and notes that it is consistent with comparable multiples used for distribution companies.
(3)	-	As Servalite was acquired on December 29, 2010, the purchase price was deemed the most accurate measure of enterprise value.
(4)	-	The value of the junior subordinated debentures is the redemption value of $25 per share.
(5)	-	Redemption value of all preferred shares and options thereon, less any applicable strike price.
(6)	-	Under the terms of the ESA agreement with management shareholders of the Predecessor Company, the redemption of shares is subject to a discount given the lack of a public market for the shares. A 30% discount was applied to the Predecessor equity value to adjust for the lack of an active market for the shares.

Stock-Based Compensation:

The Company has a stock-based employee compensation plan. The options have certain put features and, therefore, liability classification is required. The Company has elected to use the intrinsic value method to value the common option in accordance with ASC Topic 718, “Compensation-Stock Compensation”. See Note 14, Stock-Based Compensation, of the Notes to the Consolidated Financial Statements for further information.

Fair Value of Financial Instruments:

Cash, restricted investments, accounts receivable, short-term borrowings, accounts payable and accrued liabilities are reflected in the consolidated financial statements at book value due to the short-term nature of these instruments. The carrying amounts of the long-term debt under the revolving credit facility and variable rate senior term loan approximate the fair value at December 31, 2010 and 2009. The fair values of the fixed rate senior notes at December 31, 2010 and junior subordinated debentures at December 31, 2010 and 2009 were determined utilizing current trading prices obtained from indicative market data. See Note 16, Fair Value Measurements of the Notes to the Consolidated Financial Statements.

Recent Accounting Pronouncements:

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurement.” This guidance amends ASC Topic 820 to require new disclosures for fair value measurements and provides clarification for existing disclosure requirements. The guidance requires new disclosures about transfers in and out of Levels 1 and 2 and further descriptions for the reasons for the transfers. The guidance also requires more detailed disclosure about the activity within Level 3 fair value measurements. The Company adopted the guidance on January 1, 2010, except for the requirements related to Level 3 disclosures, which will be effective for annual and interim reporting periods beginning after December 15, 2010. This guidance requires expanded disclosures only, and did not and is not expected to have a material impact on the Company’s consolidated results of operations or financial condition.

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

In December 2010, the FASB issued ASU No. 2010-29, “Business Combinations.” This ASU addresses the diversity in practice about the interpretation of the pro-forma revenue and earnings disclosure requirements for business combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This update also expands the supplemental pro-forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro-forma adjustments directly attributable to the business combination included in the reported pro-forma revenue and earnings. All amendments in the update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of this update is not expected to have a material impact on the Company’s consolidated results of operations or financial condition.

Item 7A – Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to the impact of interest rate changes as borrowings under the Senior Credit Agreement bear interest at variable interest rates. It is the Company’s policy to enter into interest rate swap transactions only to the extent considered necessary to meet its objectives.

On August 28, 2006, the Company entered into an Interest Rate Swap Agreement (“2006 Swap”) with a two-year term for a notional amount of $50.0 million. The 2006 Swap fixed the interest rate at 5.375% plus applicable interest rate margin. The 2006 Swap expired on August 28, 2008.

On August 29, 2008, the Company entered into an Interest Rate Swap Agreement (“2008 Swap”) with a three-year term for a notional amount of $50.0 million. The 2008 Swap fixed the interest rate at 3.41% plus applicable interest rate margin. The 2008 Swap was terminated on May 24, 2010.

On June 24, 2010, the Company entered into a forward Interest Rate Swap Agreement (“2010 Swap”) with a two-year term for a notional amount of $115.0 million. The effective date of the 2010 Swap is May 31, 2011 and its termination date is May 31, 2013. The 2010 Swap fixes the interest rate at 2.47% plus the applicable interest rate margin. This interest rate swap qualifies for hedge accounting based on the shortcut method under ASC 815, Derivatives and Hedging.

Based on Hillman’s exposure to variable rate borrowings at December 31, 2010, a one percent (1%) change in the weighted average interest rate for a period of one year would change the annual interest expense by approximately $3.0 million excluding any impact from the interest rate swap.

The Company is exposed to foreign exchange rate changes of the Canadian and Mexican currencies as it impacts the $8.3 million net asset value of its Canadian and Mexican subsidiaries as of December 31, 2010. Management considers the Company’s exposure to foreign currency translation gains or losses to be immaterial.

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

Management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2010, the end of our fiscal year. Management based its assessment on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed under the direction of management.

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

Based on its assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2010, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. We reviewed the results of management’s assessment with the Audit Committee of The Hillman Companies, Inc.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

/S/ MAX W. HILLMAN	/S/ JAMES P. WATERS

Max W. Hillman	James P. Waters
Chief Executive Officer	Chief Financial Officer
Dated: March 31, 2011	Dated: March 31, 2011

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of

The Hillman Companies, Inc.

We have audited the accompanying consolidated balance sheets of The Hillman Companies, Inc. and subsidiaries (a Delaware corporation) (the “Company”) as of December 31, 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for the seven months ended December 31, 2010 (Successor) and the five months ended May 28, 2010 (Predecessor). In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index appearing under Valuation Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Hillman Companies, Inc. and subsidiaries as of December 31, 2010, and the results of its operations and its cash flows for the seven months ended December 31, 2010 (Successor) and five months ended May 28, 2010 (Predecessor) in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

KPMG LLP

Cincinnati, Ohio

March 31, 2011

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of

The Hillman Companies, Inc.

We have audited the accompanying consolidated balance sheets of The Hillman Companies, Inc. and subsidiaries (a Delaware corporation) (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2009. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Valuation Accounts. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Hillman Companies, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material aspects, the information set forth therein.

As discussed in Note 18 (not presented herein), the consolidated balance sheets as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ending December 31, 2009 have been restated to correct a misstatement in the recording of the provision for income taxes.

Also, as presented in Note 24, the notes to the consolidated financial statements have been adjusted to include supplemental consolidating guarantor and non-guarantor financial information as of December 31, 2009 and December 31, 2008 and for the years then ended. We were not engaged to audit, review, or apply any procedures to the supplemental consolidating guarantor and non-guarantor financial information as of December 31, 2010 and for the five months ended May 28, 2010 and the seven months ended December 31, 2010 and, accordingly, we do not express an opinion or any other form of assurance on such information.

/s/ GRANT THORNTON LLP

GRANT THORNTON LLP

Cincinnati, Ohio

March 26, 2010, except for Note 18 (not presented herein) and Note 24, as to which the dates are May 3, 2010 and March 31, 2011, respectively.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	Successor	Predecessor
	December 31, 2010	December 31, 2009

ASSETS
Current assets:
Cash and cash equivalents	$7,585	$17,164
Restricted investments	227	334
Accounts receivable	56,510	51,757
Inventories	97,701	83,182
Deferred income taxes	9,377	8,100
Other current assets	3,401	2,657

Total current assets	174,801	163,194
Property and equipment	52,512	47,565
Goodwill	439,589	257,806
Other intangibles	363,076	146,640
Restricted investments	3,251	2,709
Deferred income taxes	379	418
Deferred financing fees	14,322	5,690
Investment in trust common securities	3,261	3,261
Other assets	1,587	1,198

Total assets	$1,052,778	$628,481

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$28,424	$19,191
Current portion of senior term loans	2,900	9,519
Current portion of capitalized lease and other obligations	30	349
Accrued expenses:
Salaries and wages	6,078	7,624
Pricing allowances	5,355	5,317
Income and other taxes	2,039	1,904
Interest	1,409	2,199
Deferred compensation	227	334
Other accrued expenses	7,899	6,147

Total current liabilities	54,361	52,584
Long-term senior term loans	285,650	148,330
Bank revolving credit	12,000	—
Long-term capitalized lease and other obligations	134	145
Long-term senior notes	150,000	—
Long-term unsecured subordinated notes	—	49,820
Junior subordinated debentures	115,837	115,716
Mandatorily redeemable preferred stock	—	111,452
Management purchased preferred options	—	6,617
Deferred compensation	3,251	2,709
Deferred income taxes	129,284	50,169
Accrued dividends on preferred stock	—	75,580
Other non-current liabilities	2,283	18,467

Total liabilities	752,800	631,589

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	Successor	Predecessor
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)	December 31, 2010	December 31, 2009

Common stock with put options:
Common stock, $.01 par, 5,000 shares authorized, 198.4 issued and outstanding at December 31, 2010.	12,247	—

Class A Common stock, $.01 par, zero authorized and outstanding at December 31, 2010; 23,141 shares authorized, 395.7 issued and outstanding at December 31, 2009.	—	2,158

Class B Common stock, $.01 par, zero authorized, issued and outstanding at December 31, 2010; 2,500 shares authorized, 970.6 issued and outstanding at December 31, 2009.	—	5,293

Commitments and contingencies (Note 17)

Stockholders’ Equity (Deficit):
Preferred Stock:
Preferred stock, $.01 par, 5,000 shares authorized, none issued and outstanding at December 31, 2010.	—	—
Class A Preferred stock, $.01 par, zero authorized, issued and outstanding at December 31, 2010; $1,000 liquidation value, 238,889 shares authorized, 82,104.8 issued and outstanding at December 31, 2009.	—	1

Common Stock:
Common stock, $.01 par, 5,000 shares authorized, 4,801.6 issued and outstanding at December 31, 2010.	—	—
Class A Common stock, $.01 par, zero authorized, issued and outstanding at December 31, 2010; 23,141 shares authorized, 5,805.3 issued and outstanding at December 31, 2009.	—	—
Class C Common stock, $.01 par, zero authorized, issued and outstanding at December 31, 2010; 30,109 shares authorized, 2,787.1 issued and outstanding at December 31, 2009.	—	—

Additional paid-in capital	296,394	10,302
Accumulated deficit	(8,038)	(19,377)
Accumulated other comprehensive loss	(625)	(1,485)

Total stockholders’ equity (deficit)	287,731	(10,559)

Total liabilities and stockholders’ equity (deficit)	$1,052,778	$628,481

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

	Successor	Predecessor
	Seven Months ended December 31, 2010	Five Months ended May 28, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Net sales	$276,680	$185,716	$458,161	$481,923
Cost of sales (exclusive of depreciation and amortization shown separately below)	136,554	89,773	224,642	244,647

Gross profit	140,126	95,943	233,519	237,276

Operating expenses:
Selling, general and administrative expenses	90,760	82,850	159,150	161,350
Acquisition and integration (Note 22)	11,150	11,342	—	—
Depreciation	11,007	7,283	16,993	17,835
Amortization	10,669	2,678	6,912	7,073
Management and transaction fees to related party	—	438	1,010	1,043

Total operating expenses	123,586	104,591	184,065	187,301

Other income (expense), net	145	(114)	(120)	(2,250)

Income (loss) from operations	16,685	(8,762)	49,334	47,725

Interest expense, net	20,712	8,327	15,521	20,545
Interest expense on mandatorily redeemable preferred stock and management purchased options	—	5,488	12,312	11,091
Interest expense on junior subordinated debentures	7,356	5,254	12,820	12,609
Investment income on trust common securities	(220)	(158)	(378)	(378)

(Loss) income before income taxes	(11,163)	(27,673)	9,059	3,858

Income tax (benefit) provision	(3,125)	(2,465)	10,289	5,023

Net loss	$(8,038)	$(25,208)	$(1,230)	$(1,165)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Successor	Predecessor
	Seven Months	Five Months	Year	Year
	Ended	Ended	Ended	Ended
	December 31,	May 28,	December 31,	December 31,
	2010	2010	2009	2008

Cash flows from operating activities:
Net loss	$(8,038)	$(25,208)	$(1,230)	$(1,165)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	21,676	9,961	23,905	24,908
Dispositions of property and equipment	60	74	243	75
Deferred income tax provision (benefit)	(5,660)	(1,921)	8,673	3,476
Deferred financing and original issue discount amortization	1,294	515	1,275	1,294
Interest on mandatorily redeemable preferred stock and management purchased options	—	5,488	12,312	11,091
Stock-based compensation expense	—	19,053	8,737	2,481
Changes in operating items:
Accounts receivable	14,686	(16,816)	1,633	(4,428)
Inventories	(11,661)	2,959	18,282	(3,488)
Other assets	(1,156)	124	949	(740)
Accounts payable	7,051	1,830	(6,219)	2,177
Other accrued liabilities	(5,780)	4,352	3,627	569
Other items, net	(1,273)	(894)	(190)	1,342

Net cash provided by (used for) operating activities	11,199	(483)	71,997	37,592

Cash flows from investing activities:
Payments for Quick Tag and Laser Key licenses	(12,750)	—	—	—
Servalite acquisition	(21,335)	—	—	—
Capital expenditures	(9,675)	(5,411)	(12,971)	(13,409)

Net cash used for investing activities	(43,760)	(5,411)	(12,971)	(13,409)

Cash flows from financing activities:
Borrowings of senior term loans	290,000	—	—	—
Repayments of senior term loans	(149,756)	(9,544)	(45,000)	(28,626)
Borrowings of revolving credit loans	12,600	—	—	24,250
Repayments of revolving credit loans	(600)	—	—	(24,250)
Principal payments under capitalized lease obligations	(50)	(459)	(394)	(343)
Repayments of unsecured subordinated notes	(49,820)	—	—	—
Borrowings of senior notes	150,000	—	—	—
Financing fees, net	(15,729)	—	(2,921)	—
Purchase of predecessor equity securities	(506,407)	—	—	—
Proceeds from sale of successor equity securities	308,641	—	(1,141)	—
Borrowings under other credit obligations	—	—	461	—

Net cash provided by (used for) financing activities	38,879	(10,003)	(48,995)	(28,969)

Net increase (decrease) in cash and cash equivalents	6,318	(15,897)	10,031	(4,786)

Cash and cash equivalents at beginning of period	1,267	17,164	7,133	11,919

Cash and cash equivalents at end of period	$7,585	$1,267	$17,164	$7,133

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(dollars in thousands)

							Accumulated Other		Total Stockholders’
	Predecessor			Successor	Additional
	Common Stock		Preferred Stock	Common	Paid-in	Accumulated	Comprehensive	Comprehensive	Equity
	Class A	Class C	Class A	Stock	Capital	Deficit	Income (Loss)	Income (Loss)	(Deficit)
Balance at December 31, 2007 - Predecessor	$—	$—	$1	$—	$44,164	$(16,982)	$(411)		$26,772

Net loss	—	—	—	—	—	(1,165)	—	$(1,165)	(1,165)
Class A Common Stock FMV adjustment (2)	—	—	—	—	170	—	—		170
Dividends to shareholders	—	—	—	—	(15,141)	—	—		(15,141)
Stock-based compensation	—	—	—	—	16	—	—		16
Change in cumulative foreign translation adjustment (1)	—	—	—	—	—	—	74	74	74
Change in derivative security value (1)	—	—	—	—	—	—	(1,248)	(1,248)	(1,248)

Comprehensive loss								$(2,339)

Balance at December 31, 2008 - Predecessor	—	—	1	—	29,209	(18,147)	(1,585)		9,478

Net loss	—	—	—	—	—	(1,230)	—	$(1,230)	(1,230)
Class A Common Stock FMV adjustment (2)	—	—	—	—	(1,995)	—	—		(1,995)
Dividends to shareholders	—	—	—	—	(16,912)	—	—		(16,912)
Change in cumulative foreign translation adjustment (1)	—	—	—	—	—	—	(197)	(197)	(197)
Change in derivative security value (1)	—	—	—	—	—	—	297	297	297

Comprehensive loss								$(1,130)

Balance at December 31, 2009 - Predecessor	—	—	1	—	10,302	(19,377)	(1,485)		(10,559)

Net loss	—	—	—	—	—	(25,208)	—	$(25,208)	(25,208)
Class A Common Stock FMV adjustment (2)	—	—	—	—	(5,650)	—	—	—	(5,650)
Dividends to shareholders	—	—	—	—	(7,583)	—	—	—	(7,583)
Change in cumulative foreign translation adjustment (1)	—	—	—	—	—	—	17	17	17
Change in derivative security value (1)	—	—	—	—	—	—	1,161	1,161	1,161

Comprehensive loss								$(24,030)

Balance at May 28, 2010 - Predecessor	—	—	1	—	(2,931)	(44,585)	(307)		(47,822)

Close stockholders’ deficit at merger date	—	—	(1)	—	2,931	44,585	307		47,822
Issuance of 5,000 shares of common stock	—	—	—	—	308,641	—	—		308,641
Transfer of 200.8 shares of common stock to mezzazine	—	—	—	—	(12,397)	—	—		(12,397)

Balance at May 28, 2010 - Successor	—	—	—	—	296,244	—	—		296,244

Net loss	—	—	—	—	—	(8,038)	—	$(8,038)	(8,038)
Sale of 150 Holdco common shares (3)	—	—	—	—	150	—	—		150
Change in cumulative foreign translation adjustment (1)	—	—	—	—	—	—	(1)	(1)	(1)
Change in derivative security value (1)	—	—	—	—	—	—	(624)	(624)	(624)

Comprehensive loss								$(8,663)

Balance at December 31, 2010 - Successor	$—	$—	$—	$—	$296,394	$(8,038)	$(625)		$287,731

(1)	The cumulative foreign translation adjustment and change in derivative security value are net of taxes and represent the only items of other comprehensive income (loss).
(2)	Management of the Predecessor Company controlled 395.7 shares of Class A common stock at December 31, 2009 and 412.0 shares of Class A common stock at December 31, 2008. These shares contained a put feature that allowed redemption at the holder’s option. These shares were classified as temporary equity and were adjusted to fair value. See Note 13, Common and Preferred Stock, for further details.
(3)	In December 2010, a former member of management sold 150.0 shares of Holdco to a member of the Board of Directors.

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

On May 28, 2010, Hillman Companies was acquired by an affiliate of Oak Hill Capital Partners (“OHCP”) and certain members of Hillman’s management and Board of Directors. Pursuant to the terms and conditions of an Agreement and Plan of Merger dated as of April 21, 2010, the Company was merged with an affiliate of OHCP with the Company surviving the merger (the “Merger Transaction”). As a result of the Merger Transaction, Hillman Companies is a wholly-owned subsidiary of OHCP HM Acquisition Corp. (“Holdco”). The total consideration paid in the Merger Transaction was $832,679 which includes $11,500 for the Quick Tag license and related patents, the repayment of outstanding debt and the net value of the Company’s outstanding junior subordinated debentures ($105,443 liquidation value at the time of the merger).

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

The Company’s consolidated balance sheet as of May 28, 2010 and its related statements of operations, cash flows and changes in stockholders’ equity for the periods presented prior to May 28, 2010 are referenced herein as the predecessor financial statements (the “Predecessor” or “Predecessor Financial Statements”). The Company’s consolidated balance sheet as of December 31, 2010 and its related statements of operations, cash flows and changes in stockholders’ equity for the periods presented subsequent to the Merger Transaction are referenced herein as the successor financial statements (the “Successor” or “Successor Financial Statements”). The Predecessor Financial Statements do not reflect certain transaction amounts that were incurred at the close of the Merger Transaction. Such transaction amounts include the write-off of $5,010 in deferred financing fees associated with the Predecessor debt obligations.

The Successor Financial Statements reflect the preliminary allocation of the aggregate purchase price of $832,679, including the value of the Company’s junior subordinated debentures, to the assets and liabilities of Hillman based on fair values at the date of the Merger Transaction in accordance with ASC Topic 805, “Business Combinations.” The Company is in the process of finalizing its fair value evaluation of certain assets and liabilities acquired in connection with the Merger Transaction. Thus, the allocation of the purchase price is subject to change.

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

The following tables reconcile the fair value of the acquired assets and assumed liabilities to the total purchase price:

Amount
Cash paid as merger consideration	$715,736
Cash paid for Quick Tag license and related patents	11,500

Fair value of consideration transferred	$727,236

Cash	$1,267
Accounts Receivable	68,573
Inventory	78,911
Other current assets	11,629
Property and equipment	53,607
Goodwill	432,405
Intangible assets	366,400
Other non-current assets	3,748

Total assets acquired	1,016,540
Less:
Accounts payable	(21,021)
Deferred income taxes	(133,282)
Junior subordinated debentures	(105,443)
Junior subordinated debentures premium	(7,378)
Other liabilities assumed	(22,180)

Net assets acquired	$727,236

The following table indicates the unaudited pro-forma financial statements of the Company for the years ended December 31, 2010 (excludes acquisition and integration charges of $22,492 as discussed in Note 22), 2009, and 2008. The pro-forma financial statements give effect to the Merger Transaction, subsequent refinancing and the acquisitions described in Note 4, Acquisitions, as if they had occurred on January 1, 2008.

	2010	2009	2008

Net Sales	483,434	477,969	501,589
Net Income	8,789	1,515	347

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

1.	Basis of Presentation (continued):

The pro-forma results are based on assumptions that the Company believes are reasonable under the circumstances. The pro-forma results are not necessarily indicative of the operating results that would have occurred if the acquisition had been effective January 1, 2008, nor are they intended to be indicative of results that may occur in the future. The underlying pro-forma information includes the historical results of the Company, the Company’s financing arrangements, and certain purchase accounting adjustments.

Nature of Operations:

The Company is one of the largest providers of value-added merchandising services and hardware-related products to retail markets in North America through its wholly-owned subsidiary, The Hillman Group, Inc. (the “Hillman Group”). A subsidiary of the Hillman Group operates in Canada under the name The Hillman Group Canada, Ltd. and another in Mexico under the name SunSource Integrated Services de Mexico SA de CV. The Hillman Group provides merchandising services and products such as fasteners and related hardware items; threaded rod and metal shapes; keys, key duplication systems and accessories; and identification items, such as tags and letters, numbers and signs, to retail outlets, primarily hardware stores, home centers and mass merchants. The Company has approximately 18,000 customers, the largest three of which accounted for 43.7% of net sales in 2010.

2.	Summary of Significant Accounting Policies:

Cash and Cash Equivalents:

Cash and cash equivalents consist of commercial paper, U.S. Treasury obligations and other liquid securities purchased with initial maturities less than 90 days and are stated at cost which approximates market value. The Company has foreign bank balances of approximately $1,299 and $363 at December 31, 2010 and 2009, respectively. The Company maintains cash and cash equivalent balances with financial institutions that exceed federally insured limits. The Company has not experienced any losses related to these balances. Management believes its credit risk is minimal.

Restricted Investments:

The Company’s restricted investments are trading securities carried at fair market value which represent assets held in a Rabbi Trust to fund deferred compensation liabilities owed to the Company’s employees. See Note 11, Deferred Compensation Plans.

Accounts Receivable and Allowance for Doubtful Accounts:

The Company establishes the allowance for doubtful accounts using the specific identification method and also provides a reserve in the aggregate. The estimates for calculating the aggregate reserve are based on historical collection experience. Increases to the allowance for doubtful accounts result in a corresponding expense. The Company writes off individual accounts receivable when collection becomes improbable. The allowance for doubtful accounts was $520 and $514 as of December 31, 2010 and 2009, respectively.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

2.	Summary of Significant Accounting Policies: (continued)

Inventories:

Inventories consisting predominantly of finished goods are valued at the lower of cost or market, cost being determined principally on the weighted average cost method. Excess and obsolete inventories are carried at net realizable value. The historical usage rate is the primary factor used by the Company in assessing the net realizable value of excess and obsolete inventory. A reduction in the carrying value of an inventory item from cost to market is recorded for inventory with no usage in the preceding 24 month period or with on hand quantities in excess of 24 months average usage. The inventory reserve amounts were $11,010 and $7,145 at December 31, 2010 and 2009, respectively.

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

Costs incurred to develop software for internal use are capitalized and amortized over the estimated useful life of the software. Costs related to maintenance of internal-use software are expensed as incurred. Costs used for the development of internal-use software were capitalized in the amount of $1,134 in the Successor seven month period ended December 31, 2010, $246 in the Predecessor period ended May 28, 2010 and $2,837 and $1,985 for the years ended December 31, 2009 and 2008, respectively.

Depreciation:

For financial accounting purposes, depreciation, including that related to plant and equipment acquired under capital leases, is computed on the straight-line method over the estimated useful lives of the assets, generally three to ten years or over the terms of the related leases, whichever is shorter.

Goodwill and Other Intangible Assets:

Goodwill represents the excess purchase cost over the fair value of net assets of companies acquired in business combinations. Goodwill is an indefinite lived asset and is tested for impairment at least annually or more frequently if a triggering event occurs. If the carrying amount of goodwill is greater than the fair value, impairment may be present. In connection with the Merger Transaction, an independent appraiser assessed the value of its goodwill based on a discounted cash flow model and multiple of earnings. Assumptions critical to the Company’s fair value estimates under the discounted cash flow model include the discount rate, projected average revenue growth and projected long-term growth rates in the determination of terminal values.

The Company also evaluates indefinite-lived intangible assets (primarily trademarks and trade names) for impairment annually. The Company also tests for impairment if events and circumstances indicate that it is more likely than not that the fair value of an indefinite-lived intangible asset is below its carrying amount. In connection with the Merger Transaction, an independent appraiser assessed the value of its intangible assets based on a relief from royalties, excess earnings, and lost profits discounted cash flow model. Assumptions critical to the Company’s evaluation of indefinite-lived intangible assets for impairment include the discount rate, royalty rates used in its evaluation of trade names,

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

No impairment charges were recorded by the Company as a result of the annual impairment testing in the seven month period ended December 31, 2010 or the years ended December 31, 2009 and 2008.

Long-Lived Assets:

The Company evaluates its long-lived assets for financial impairment including an evaluation based on the estimated undiscounted future cash flows as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. No impairment charges were recognized for long-lived assets in the seven months ended December 31, 2010 or the years ended December 31, 2009 and 2008.

Income Taxes:

Deferred income taxes are computed using the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial reporting basis and income tax basis of assets and liabilities, based on enacted tax laws and statutory tax rates applicable to the periods in which the temporary differences are expected to reverse. Valuation allowances are provided for tax benefits where management estimates it is more likely than not that certain tax benefits will not be realized. Adjustments to valuation allowances are recorded for changes in utilization of the tax related item. See Note 6, Income Taxes, for additional information.

Risk Insurance Reserves:

The Company self insures its product liability, automotive, workers’ compensation and general liability losses up to $250 per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences in excess of $250 up to $40,000. The two risk areas involving the most significant accounting estimates are workers’ compensation and automotive liability. Actuarial valuations performed by the Company’s outside risk insurance expert were used to form the basis for workers’ compensation and automotive liability loss reserves. The actuary contemplated the Company’s specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes the liability recorded for such risk insurance reserves is adequate as of December 31, 2010, but due to judgments inherent in the reserve estimation process, it is possible the ultimate costs will differ from this estimate.

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

Retirement Benefits:

Certain employees of the Company are covered under a profit-sharing and retirement savings plan (“defined contribution plan”). The plan provides for a matching contribution for eligible employees of 50% of each dollar contributed by the employee up to 6% of the employee’s compensation. The matching contribution for all eligible employees was reduced to 25% of each dollar contributed up to 6% of the employee’s compensation in February 2009, but was reinstated at the 50% level in July 2009. In addition, the plan provides an annual contribution in amounts authorized by the Board of Directors, subject to the terms and conditions of the plan.

The Company’s defined contribution plan costs were $710 in the Successor seven month period ended December 31, 2010, $594 in the Predecessor five month period ended May 28, 2010 and $1,035 and $1,368 for the years ended December 31, 2009 and 2008, respectively.

Revenue Recognition:

Revenue is recognized when products are shipped or delivered to customers depending upon when title and risks of ownership have passed and the collection of the relevant receivables is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Sales tax collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore excluded from revenues in the consolidated statements of operations.

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

Shipping and Handling:

The costs incurred to ship product to customers, including freight and handling expenses, are included in selling, general and administrative (“SG&A”) expenses on the Company’s consolidated statements of operations. The Company’s shipping and handling costs were $16,105 in the Successor seven month period ended December 31, 2010, $3,153 in the Predecessor period ended May 28, 2010 and $16,667 and $19,393 for the years ended December 31, 2009, and 2008, respectively.

Research and Development:

The Company expenses research and development costs consisting primarily of internal wages and benefits in connection with improvements to the key duplicating and engraving machines. The Company’s research and development costs were $476 in the Successor seven month period ended December 31, 2010, $446 in the Predecessor period ended May 28, 2010 and $1,198 and $998 for the years ended December 31, 2009 and 2008, respectively.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

2.	Summary of Significant Accounting Policies: (continued)

Common Stock:

After consummation of the Merger Transaction, Hillman Companies has one class of Common Stock. All outstanding shares of Hillman Companies common stock are owned by Holdco.

Under the terms of the Stockholders Agreement for the Holdco Common Stock, management shareholders have the ability to put their shares back to Holdco under certain conditions, including death or disability. ASC 480-10-S99 requires shares to be classified outside of permanent equity if they can be redeemed and the redemption is not solely within control of the issuer. Further, if it is determined that redemption of the shares is probable the shares are marked to market at each balance sheet date with the change in fair value recorded in additional paid-in capital. Accordingly, the 198.4 shares of common stock held by management are recorded outside permanent equity and have been adjusted to the fair value of $12,247 as of December 31, 2010. See Note 13, Common and Preferred Stock.

Stock Based Compensation:

The Company has a stock-based employee compensation plan, which is more fully described in Note 14, Stock Based Compensation. The options have certain put features available to the holder and, therefore, liability classification is required. The Company has elected to use the intrinsic value method to value the common option in accordance with ASC Topic 718, “Compensation-Stock Compensation”.

Fair Value of Financial Instruments:

Cash, restricted investments, accounts receivable, short-term borrowings, accounts payable and accrued liabilities are reflected in the consolidated financial statements at book value, which approximates fair value, due to the short-term nature of these instruments. The carrying amounts of the long-term debt under the revolving credit facility and variable rate senior term loan approximate the fair value at December 31, 2010 and 2009 because of the short maturity of these instruments. The fair values of the fixed rate senior notes at December 31, 2010 and junior subordinated debentures at December 31, 2010 and 2009 were determined utilizing current trading prices obtained from indicative market data. See Note 16, Fair Value Measurements.

Interest Rate Swaps

The Company uses derivative instruments, consisting primarily of interest rate swap agreements, to manage exposure to changes in the future cash flows of some of our long-term debt. The Company enters into interest rate swap transactions with financial institutions acting as the counter-party. The Company does not use derivative instruments for trading or other speculative purposes.

The relationships between hedging instruments and hedged items are formally documented, in addition to the risk management objective and strategy for each hedge transaction. For interest rate swaps, the notional amounts, rates and maturities of our interest rate swaps are closely matched to the related terms of hedged debt obligations. The critical terms of the interest rate swap are matched to the critical terms of the underlying hedged item to determine whether the derivatives used for hedging transactions are highly effective in offsetting changes in the cash flows of the underlying hedged item. If it is determined that a derivative ceases to be a highly effective hedge, we discontinue hedge accounting and recognize all subsequent derivative gains and losses in our income statement.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

2.	Summary of Significant Accounting Policies: (continued)

Derivative instruments designated in hedging relationships that mitigate exposure to the variability in future cash flows of our variable-rate debt are considered cash flow hedges. We record all derivative instruments in other assets or other liabilities on our consolidated balance sheets at their fair values. If the derivative is designated as a cash flow hedge and the hedging relationship qualifies for hedge accounting, the effective portion of the change in the fair value of the derivative is recorded in other comprehensive income and reclassified to interest expense when the hedged debt affects interest expense. Instruments not qualifying for hedge accounting are recognized in interest expense in the period of the change. Hedge transactions that qualify for hedge accounting using the short-cut method have no net effect on our consolidated results of operations. See Note 15, Derivatives and Hedging.

Translation of Foreign Currencies:

The translation of the Company’s Canadian and Mexican local currency based financial statements into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. Cumulative translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

Comprehensive Income (Loss):

The components of comprehensive loss were as follows:

	Successor	Predecessor
	Seven Months	Five Months	Year	Year
	ended	ended	ended	ended
	December 31,	May 28,	December 31,	December 31,
	2010	2010	2009	2008
Net loss	$(8,038)	$(25,208)	$(1,230)	$(1,165)
Foreign currency translation adjustment, net	(1)	17	(197)	74
Change in derivative security value, net (1)	(624)	1,161	297	(1,248)

Comprehensive loss	$(8,663)	$(24,030)	$(1,130)	$(2,339)

(1)	Utilizing an income tax rate of 38.6%, 38.7%, 38.7%, and 38.5% for the periods ended December 31, 2010, May 28, 2010, December 31, 2009 and 2008, respectively.

The accumulated other comprehensive loss of $625 at December 31, 2010 consisted of $1 for the cumulative change in foreign currency translation adjustment and $624 for the cumulative change in derivative security value.

Use of Estimates in the Preparation of Financial Statements:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results may differ from these estimates.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

3.	Recent Accounting Pronouncements:

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurement”. This guidance amends Accounting Standards Codification (“ASC”) Topic 820 to require new disclosures for fair value measurements and provides clarification for existing disclosure requirements. The guidance requires new disclosures about transfers in and out of Levels 1 and 2 and further descriptions for the reasons for the transfers. The guidance also requires more detailed disclosure about the activity within Level 3 fair value measurements. The Company adopted the guidance on January 1, 2010, except for the requirements related to Level 3 disclosures, which will be effective for annual and interim reporting periods beginning after December 15, 2010. This guidance requires expanded disclosures only, and did not and is not expected to have a material impact on the Company’s consolidated results of operations or financial condition.

In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events”. This ASU amends certain recognition and disclosure requirements concerning subsequent events. This update addresses the interaction of the requirements of the ASC with the SEC’s reporting requirements. The update requires an entity to evaluate subsequent events through the date that the financial statements are issued. The update also provides that a filer is not required to disclose the date through which subsequent events have been evaluated. All the amendments in this update are effective upon issuance of the final update. The adoption of this amendment did not have a material impact on the Company’s consolidated results of operations or financial condition.

In December 2010, the FASB issued ASU No. 2010-29, “Business Combinations”. This ASU addresses the diversity in practice about the interpretation of the pro-forma revenue and earnings disclosure requirements for business combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This update also expands the supplemental pro-forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro-forma adjustments directly attributable to the business combination included in the reported pro-forma revenue and earnings. All amendments in the update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of this update is not expected to have a material impact on the Company’s consolidated results of operations or financial condition.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

4.	Acquisitions:

On December 29, 2010, the Hillman Group entered into a Stock Purchase Agreement (the “Agreement”) by and among Serv-A-Lite Products, Inc. (“Servalite”), Thomas Rowe, Mary Jennifer Rowe, and the Hillman Group, whereby the Hillman Group acquired all of the equity interest of Servalite. The aggregate purchase price was $21,335 paid in cash at closing.

The following table reconciles the fair value of the acquired assets and assumed liabilities to the total purchase price:

Account receivable	$2,623
Inventory	5,817
Other current assets	144
Deferred income taxes	1,259
Property and equipment	49
Goodwill	7,184
Intangibles	6,095

Total assets acquired	23,171
Less:
Liabilities assumed	1,836

Total purchase price	$21,335

The excess of the purchase price over the net assets has been preliminarily allocated to goodwill and intangible assets by management pending final valuation by an independent appraisal. The intangible assets and goodwill are expected to be deductible for income tax purposes over a 15 year life.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

5.	Related Party Transactions:

The Predecessor was obligated to pay management fees to a subsidiary of CHS in the amount of $58 per month. The Predecessor was also obligated to pay transaction fees to a subsidiary of OTPP in the amount of $26 per month, plus out of pocket expenses. The Successor has no management fee charges for the seven month period ended December 31, 2010. The Predecessor has recorded aggregate management and transaction fee charges and expenses from CHS and OTPP of $438 for the five month period ended May 28, 2010. The Predecessor also recorded aggregate management and transaction fee charges and expenses from CHS and OTPP of $1,010 and $1,043 for each of the years ended December 31, 2009 and 2008, respectively.

Gregory Mann and Gabrielle Mann are employed by the All Points subsidiary of Hillman. All Points leases an industrial warehouse and office facility from companies under the control of the Manns. The Predecessor and Successor have recorded rental expense for the lease of this facility on an arm’s length basis. The Successor recorded rental expense for the lease of this facility in the amount of $181 for the seven month period ended December 31, 2010. The Predecessor recorded rental expense for the lease of this facility in the amount of $130 for the five month period ended May 28, 2010 and $311 and $302 for the years ended December 31, 2009 and 2008, respectively.

6.	Income Taxes:

The components of the Company’s income tax provision for the three years ended December 31, 2010 were as follows:

	Successor	Predecessor
	Seven Months ended December 31, 2010	Five Months ended May 28, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Current:
Federal & State	$96	$83	$1,579	$878
Foreign	108	73	102	104

Total current	204	156	1,681	982

Deferred:
Federal & State	(4,348)	(2,063)	7,907	4,545
Foreign	38	91	196	(469)

Total deferred	(4,310)	(1,972)	8,103	4,076

Valuation allowance	981	(649)	505	(35)

Provision for income taxes	$(3,125)	$(2,465)	$10,289	$5,023

The Company has U.S. federal net operating loss (“NOL”) carryforwards for tax purposes, totaling $52,517 as of December 31, 2010, that are available to offset future taxable income. These carryforwards expire from 2023 to 2030. Management estimates that these losses will be fully utilized prior to the expiration date. No valuation allowance has been provided against the federal NOL. In addition, the Company’s foreign subsidiaries have NOL carryforwards aggregating $1,029 which expire from 2027 to 2030. Management estimates that these losses will be fully utilized prior to the expiration date. No valuation allowance has been provided against the foreign NOL.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

6.	Income Taxes: (continued)

The Company has state net operating loss carryforwards with an aggregate tax benefit of $2,691 which expire from 2011 to 2030. Management estimates that the Company will not be able to fully absorb some of the loss carryforwards in certain states before they expire. A valuation allowance with a year-end balance of $82 has been established for these deferred tax assets. In 2010, the valuation allowance for state net operating loss carryforwards increased by $34 in the Predecessor period and $38 in the Successor period. The increase was primarily a result of the increase in the related state net operating losses in the current year.

The Company has a federal capital loss carryforward of $1,652 as of December 31, 2010. This loss is available to offset future capital gains. This loss will expire from 2013 to 2014 if not utilized. Management has recorded a valuation allowance of $608 for this capital loss carryforward to fully offset the deferred tax asset in 2010. Management estimates that the utilization of this capital loss carryforward is uncertain due to the short carryforward period and the uncertainty of generating sufficient capital gains in the carryforward period. In 2010, the valuation allowance for the capital loss carryforward was decreased by $31 in the Predecessor period and $3 in the Successor period. The decrease was attributed to utilization in the carryforward period. The Company has $292 of general business tax credit carryforwards which expire from 2011 to 2029. A valuation allowance of $251 has been established for these tax credits.

In 2010, a deferred tax asset was recorded for costs that were capitalized in connection with the 2010 Merger Transaction. Certain of these capitalized costs are not amortized under the tax law and can only be recovered for tax purposes under certain circumstances. The Company has established a valuation allowance of $914 in the Predecessor period and $973 in the Successor period for the entire amount of the deferred tax asset related to these non-amortizable capitalized costs. Also in 2010, the Company decreased the valuation reserve previously recorded for the 2004 Merger Transaction costs. The decrease of $1,557 was recorded in the Predecessor period.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

6.	Income Taxes: (continued)

The table below reflects the significant components of the Company’s net deferred tax assets and liabilities at December 31, 2010 and 2009:

	Successor		Predecessor
	As of December 31, 2010		As of December 31, 2009
	Current	Non-current	Current	Non-current
Deferred Tax Asset:
Inventory	$6,576	$—	$5,163	$—
Bad debt reserve	752	—	724	—
Casualty loss reserve	386	368	325	478
Accrued bonus / deferred compensation	1,062	1,319	1,975	1,312
Medical insurance reserve	277	—	374	—
Accrued resets and buy backs	314	—	—	—
Interest exp. on Purchased Preferred Stock Options	—	—	—	4,293
Compensation expense on Preferred Stock Options	—	—	—	5,477
Original issue discount amortization	—	537	—	355
Derivative security value	—	392	—	733
Transaction costs	—	5,171	—	2,009
Federal / foreign net operating loss	—	18,695	—	5,958
State net operating loss	—	2,691	—	1,591
Unrecognized tax benefit	—	(4,433)	—	(2,879)
Federal capital loss carryforwards	—	608	—	657
Tax credit carryforwards	—	2,489	—	2,181
All other items	746	607	584	794

Gross deferred tax assets	10,113	28,444	9,145	22,959
Valuation allowance for deferred tax assets	(736)	(2,091)	(1,045)	(1,464)

Net deferred tax assets	$9,377	$26,353	$8,100	$21,495

Deferred Tax Liability:
Intangible asset amortization	$—	$146,493	$—	$65,575
Property and equipment	—	8,765	—	5,671

Deferred tax liabilities	$—	$155,258	$—	$71,246

Net deferred tax liability		$119,528		$41,651

Long term net deferred tax liability		$129,284		$50,169
Current net deferred tax asset		9,377		8,100
Long term net deferred tax asset		379		418

Net deferred tax liability		$119,528		$41,651

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

6.	Income Taxes: (continued)

The valuation allowance at December 31, 2010 was $2,827. In previous years, initial recognition of a tax benefit by a future reduction of the valuation reserve that had been established at the date of the 2004 Merger Transaction would have reduced goodwill related to the 2004 Merger Transaction. Effective for financial reporting periods beginning after December 15, 2008, any change in the valuation reserve is recorded as an adjustment to the tax provision in the period of change.

There were no reductions in the valuation allowance for the years ended December 31, 2010, 2009 and 2008 that were recorded as a reduction to goodwill resulting from the initial recognition of the tax benefits from valuation allowances established in purchase accounting. The foreign tax provision successor for the seven month tax period ended December 31, 2010 and the predecessor five month tax period ended May 28, 2010, and the twelve month tax periods ended December 31, 2009 and 2008 were offset by charges to the valuation allowance of $0, $0, $0, and ($114), respectively.

Realization of the net deferred tax assets is dependent on the reversal of deferred tax liabilities and generating sufficient taxable income prior to their expiration. Although realization is not assured, management estimates it is more likely than not that the net deferred tax assets will be realized. The amount of net deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced.

Below is a reconciliation of statutory income tax rates to the effective income tax rates for the periods indicated:

	Successor	Predecessor
	Seven Months ended December 31, 2010	Five Months ended May 28, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%
Non-U.S. taxes and the impact of non-U.S. losses for which a current tax benefit is not available	-0.4%	-0.1%	0.6%	-0.9%
State and local income taxes, net of U.S. federal income tax benefit	3.2%	0.9%	10.7%	16.3%
Adjustment of reserve for change in valuation allowance and other items	-9.2%	2.3%	5.8%	-1.4%
Adjustment for change in tax law	0.0%	0.3%	3.0%	-3.7%
Adjustment of the general tax reserve	0.0%	-5.6%	0.0%	0.0%
Permanent differences:
Interest expense on mandatorily redeemable preferred stock	0.0%	-6.2%	42.5%	89.8%
Stock based compensation expense	0.0%	-17.5%	18.3%	-9.4%
Meals and entertainment expense	-0.6%	-0.2%	1.2%	3.2%
Other permanent differences	0.0%	0.0%	0.2%	1.3%
Reconciliation of tax return to tax provision	0.0%	0.0%	-3.7%	0.0%

Effective income tax rate	28.0%	8.9%	113.6%	130.2%

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

6.	Income Taxes: (continued)

The Company has recorded a $1,557 increase in the reserve for unrecognized tax benefits in the predecessor period related to certain 2004 transaction costs on which the Company previously recorded a valuation reserve. There was also a decrease of $3 reported in the predecessor period related to a change in the effective state tax rate. The general tax reserve is shown in the financial statements as a reduction of the deferred tax asset for the Company’s net operating loss carryforwards. A summary of the changes for the last two years follows:

	Successor	Predecessor
	2010	2009
Unrecognized tax benefits - January 1	$2,879	$2,872

Gross increases - tax positions in current period	1,557	—
Gross increases - tax positions in prior period	—	7
Gross decreases - tax positions in prior period	(3)	—

Unrecognized tax benefits - December 31	$4,433	$2,879

Amount of unrecognized tax benefit that, if recognized would affect the company’s effective tax rate	$4,433	$2,879

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. In conjunction with the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB No. 109, “Accounting for Income Taxes”, which was codified in ASC 740-10, the Company has not recognized any adjustment of interest or penalties in its consolidated financial statements due to its net operating loss position. The Company does not anticipate that total unrecognized tax benefits will change due to the settlement of audits and the expiration of statute of limitations prior to December 31, 2011.

The Company files a consolidated income tax return in the U.S. and numerous consolidated and separate income tax returns in various states and foreign jurisdictions. As of December 31, 2010, with a few exceptions, the Company is no longer subject to U.S. federal, state, and foreign tax examinations by tax authorities for the tax years prior to 2007. However, the IRS can make adjustments to losses carried forward by the Company from 2000 forward and utilized on its federal return.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

7.	Property and Equipment:

Property and equipment, net, consists of the following at December 31, 2010 and 2009:

	Estimated
	Useful Life	Successor	Predecessor
	(Years)	2010	2009
Land	n/a	$531	$131
Buildings	27	751	781
Leasehold improvements	3-10	4,664	4,961
Machinery and equipment	2-10	54,165	104,061
Furniture and fixtures	3-5	597	1,481
Construction in process		1,316	1,558

Property and equipment, gross		62,024	112,973
Less: Accumulated depreciation		9,512	65,408

Property and equipment, net		$52,512	$47,565

Machinery and equipment includes capitalized software of $5,126 and $8,328 as as of December 31, 2010 and 2009, respectively. Captitalized interest of $42 and $63 was recorded for the years ended December 31, 2010 and 2009, respectively.

8.	Other Intangibles:

Intangible assets are amortized over their useful lives and are subject to impairment testing. The values assigned to intangible assets in connection with the Merger Transaction were determined through an independent appraisal. In connection with the Merger Transaction, the Company acquired the Quick Tag license for consideration amounting to $11,500. The values assigned to intangible assets in connection with the acquisition of Servalite were determined by management pending an independent appraisal. The Servalite intangible asset values may be adjusted by management for any changes upon completion of the independent appraisal. Other intangibles, net as of December 31, 2010 and 2009 consist of the following:

	Estimated	Successor	Estimated	Predecessor
	Useful Life (Years)	December 31, 2010	Useful Life (Years)	December 31, 2009
Customer relationships	20	$295,120	15-23	$127,206
Trademarks	Indefinite	48,871	Indefinite	47,394
Patents	5-20	15,900	9	7,960
Quick Tag license	6	11,500	n/a	—
Laser Key license	5	1,250	n/a	—
Non Compete Agreements	5.5	1,104	4	5,742

Intangible assets, gross		373,745		188,302
Less: Accumulated amortization		10,669		41,662

Other intangibles, net		$363,076		$146,640

The Predecessor Company’s amortization expense for amortizable assets for the five months ended May 28, 2010 was $2,678, and for the years ended December 31, 2009 and 2008 was $6,912 and $7,073, respectively. The Successor Company’s amortization expense for amortizable assets for the seven months ended December 31, 2010 was $10,669 and for the years ending December 31, 2011, 2012, 2013, 2014 and 2015 are estimated to be $18,708, $18,708, $18,708, $18,708 and $18,047, respectively.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

9.	Long-Term Debt:

On May 28, 2010, the Company and certain of its subsidiaries completed the financing on a $320,000 senior secured first lien credit facility (the “Senior Facilities”), consisting of a $290,000 term loan and a $30,000 revolving credit facility (“Revolver”). The term loan portion of the Senior Facilities has a six year term and the Revolver has a five year term. The Senior Facilities provide borrowings at interest rates based on a EuroDollar rate plus a margin of 3.75% (the “EuroDollar Margin”), or a base rate (the “Base Rate”) plus a margin of 2.75% (the “Base Rate Margin”). The EuroDollar rate is subject to a minimum floor of 1.75% and the Base Rate is subject to a minimum floor of 2.75%.

Concurrently with the consummation of the Merger Transaction, Hillman Group issued $150,000 aggregate principal amount of its senior notes due 2018 (the “10.875% Senior Notes”), which are guaranteed by Hillman, Hillman Investment and each of Hillman Group’s domestic subsidiaries. Hillman Group pays interest on the 10.875% Senior Notes semi-annually on June 1 and December 1 of each year.

Prior to the consummation of the Merger Transaction, the Company, through Hillman Group, was party to a Senior Credit Agreement (the “Old Credit Agreement”), consisting of a $20,000 revolving credit line and a $235,000 term loan. The facilities under the Old Credit Agreement had a maturity date of March 31, 2012. In addition, the Company, through Hillman Group, had issued $49,800 in aggregate principal amount of unsecured subordinated notes to a group of investors, including affiliates of AEA Investors LP, CIG & Co. and several private investors that were scheduled to mature on September 30, 2012. In connection with the Merger Transaction, both the Old Credit Agreement and the subordinated note issuance were repaid and terminated.

The Senior Facilities contain financial and operating covenants which require the Company to maintain certain financial ratios, including an interest coverage ratio and leverage ratios. These debt agreements provide for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, cross-defaults, bankruptcy events, failure to pay judgments, attachment of its assets, change of control and the issuance of an order of dissolution. Certain of these events of default are subject to notice and cure periods or materiality thresholds. The occurrence of an event of default permits the lenders under the Senior Facilities to accelerate repayment of all amounts due.

The Company pays interest to the Hillman Group Capital Trust (“Trust”) on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105,443, or $12,231 per annum in the aggregate. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. In order to retain capital, the Company’s Board of Directors determined to temporarily defer interest payments on the Junior Subordinated Debentures and the Trust determined to defer the payment of cash distributions to holders of Trust Preferred Securities beginning with the January 2009 distribution. The Company’s decision to defer the payment of interest on the Junior Subordinated Debentures was designed to ensure that the Company preserve cash and maintain its compliance with the financial covenants contained in its Senior Credit and Subordinated Debt Agreements. Pursuant to the Indenture that governs the Trust Preferred Securities, the Trust is able to defer distribution payments to holders of the Trust Preferred Securities for a period that cannot exceed 60 months (the “Deferral Period”). During the Deferral Period, the Company is required to accrue the full amount of all interest payable, and such deferred interest payable was immediately payable by the Company at the end of the Deferral Period. On July 31, 2009, the Company ended the Deferral Period and the Trust resumed monthly distributions and paid all deferred distributions to holders of the Trust Preferred Securities.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

9.	Long-Term Debt: (continued)

As of December 31, 2010 and 2009, long-term debt is summarized as follows:

	Successor	Predecessor
	2010	2009
Revolving Credit Agreement	$12,000	$—
Term Loan B	288,550	157,849
10.875% Senior Notes	150,000	—
Subordinated Debt Issuance	—	49,820
Capital Leases	164	494

	450,714	208,163
Less: amounts due in one year	2,930	9,868

Long-term debt	$447,784	$198,295

The aggregate minimum principal maturities of the long-term debt for each of the five years following December 31, 2010 are as follows:

Amount
2011	$2,930
2012	2,930
2013	2,930
2014	2,929
2015	2,928
2016 and thereafter	274,067

As of December 31, 2010, the Company had $12,056 available under its revolving credit agreement and letter of credit commitments outstanding of $5,944. The Company had outstanding debt of $300,714 under its secured credit facilities at December 31, 2010, consisting of a $288,550 Term B-2 loan, a $12,000 Revolving Line of Credit and $164 in capitalized lease obligations. The term loan consisted of a $288,550 Term B-2 Loan currently at a three (3) month LIBOR rate of 5.50%. The $12,000 Revolving Line of Credit was currently at a three (3) month LIBOR rate of 5.50%. The capitalized lease obligations were at various interest rates.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

10.	Leases:

Certain warehouse, office space and equipment are leased under capital and operating leases with terms in excess of one year. Future minimum lease payments under non-cancellable leases consisted of the following at December 31, 2010:

	Capital Leases	Operating Leases
2011	$38	$8,060
2012	38	6,252
2013	36	4,042
2014	30	2,625
2015	30	2,402
Later years	17	8,466

Total minimum lease payments	189	$31,847

Less amounts representing interest	(25)

Present value of net minimum lease payments (including $30 currently payable)	$164

The rental expense for all operating leases was $4,989, $3,616, $8,716 and $9,486 for the Successor seven months ended December 31, 2010, Predecessor five months ended May 28, 2010, and Predecessor years ended December 31, 2009 and 2008, respectively. Certain leases are subject to terms of renewal and escalation clauses.

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

As of December 31, 2010 and 2009, the Company’s consolidated balance sheets included $3,478 and $3,043, respectively, in restricted investments representing the assets held in mutual funds to fund deferred compensation liabilities owed to the Company’s current and former employees. The current portion of the restricted investments was $227 and $334 as of December 31, 2010 and 2009, respectively.

The assets held in the NQDC are classified as an investment in trading securities. The Company recorded trading gains and offsetting compensation expense of $16 for the five months ended May 28, 2010, $283 for the seven months ended December 31, 2010 and $254 for the year ended December 31, 2009. The Company recorded trading losses of $1,428 and an offsetting reduction of compensation expense for the year ended December 31, 2008.

During the five months ended May 28, 2010, distributions from the deferred compensation plan aggregated $274. There were no distributions during the seven months ended December 31, 2010. During the two years ended December 31, 2009, distributions from the deferred compensation plan aggregated $1,792 in 2009 and $390 in 2008.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

12.	Guaranteed Preferred Beneficial Interest in the Company’s Junior Subordinated Debentures:

In September 1997, The Hillman Group Capital Trust, a Grantor trust, completed a $105,446 underwritten public offering of 4,217,724 11.6% Trust Preferred Securities (“TOPrS”). The Trust invested the proceeds from the sale of the preferred securities in an equal principal amount of 11.6% Junior Subordinated Debentures of Hillman due September 2027.

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

The Company has determined that the Trust is a variable interest entity and the holders of the Trust Preferred Securities are the primary beneficiaries of the Trust. Accordingly, the Company has de-consolidated the Trust. Summarized below is the financial information of the Trust as of December 31, 2010:

Non-current assets - junior subordinated debentures - preferred	$112,576
Non-current assets - junior subordinated debentures - common	3,261

Total assets	$115,837

Non-current liabilities - trust preferred securities	$112,576
Stockholder’s equity - trust common securities	3,261

Total liabilities and stockholders’ equity	$115,837

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

On May 28, 2010, the Junior Subordinated Debentures were recorded at the fair value of $116,085 based on the price underlying the Trust Preferred Securities of $26.75 per share upon close of trading on the American Stock Exchange on that date plus the liquidation value of the trust common securities. The Company is amortizing the premium on the Junior Subordinated Debentures of $7,381 over their remaining life in the amount of $426 per year.

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

13.	Common and Preferred Stock:

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

Under the terms of an executive services agreement (“ESA”) entered into by certain members of the Company’s management, such members of management had the right to put their shares of Class A Common Stock and Class B Common Stock back to Hillman Companies under certain circumstances. Accordingly, management’s 395.7 Class A Common Stock shares and 970.6 Class B Common Stock shares were classified between liabilities and stockholders’ equity in the accompanying consolidated balance sheet. The fair value and cost of the Class A Common Stock subject to the put feature were $2,158 and $396, respectively, at December 31, 2009. The fair value and cost of the Class B Common Stock subject to the put feature were $5,293 and $971, respectively, at December 31, 2009.

Securities that are either currently redeemable or where redemption is probable are to be marked to redemption value with a corresponding charge to accumulated paid in capital. The ESA allowed the management shareholders to put, or redeem, the Class A Common Stock back to the Company if terminated for other than cause. Under the terms of the ESA, the redemption value of the Class A Common Stock is equal to the fair value as determined by the Board of Directors. Accordingly, the Class A Common stock has been adjusted to its fair value of $2,158 as of December 31, 2009 with a corresponding decrease in additional paid-in capital of $1,995.

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

Under the terms of the Stockholders Agreement for the Holdco Common Stock, management shareholders have the ability to put their shares back to Holdco under certain conditions, including death or disability. ASC 480-10-S99 requires shares to be classified outside of permanent equity if they can be redeemed and the redemption is not solely within control of the issuer. Further, if it is determined that redemption of the shares is probable, the shares are marked to redemption value which equals fair value at each balance sheet date with the change in fair value recorded in additional paid-in capital. Accordingly, the 198.4 shares of common stock held by management are recorded outside permanent equity and have been adjusted to the fair value of $12,247 as of December 31, 2010.

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

Hillman Investment Company Class A Preferred Stock is mandatorily redeemable on March 31, 2028 and has been classified as debt in the accompanying consolidated balance sheets. The Hillman Investment Company Class A Preferred Stock is redeemable at its liquidation value of one thousand dollars per share plus all accumulated and unpaid dividends. Dividends on the mandatorily redeemable Class A Preferred Stock were $4,911, $11,008, and $9,904 for the Predecessor five months ended May 28, 2010 and the years ended December 31, 2009 and 2008, respectively. The dividends on the mandatorily redeemable Class A Preferred Stock are recorded as interest expense in the accompanying consolidated statements of operations.

The Company incurred $2,415 in financing fees in connection with the issuance of the Hillman Investment Company Class A Preferred Stock. The financing fees were capitalized and were amortized over the redemption period using the effective interest method. For the years ended December 31, 2009 and 2008, interest expense of $37 and $130, respectively, was included in the accompanying consolidated statements of operations.

In connection with the 2004 acquisition of the Company, options in a predecessor to the Company were cancelled and converted into rights to receive options to purchase 3,895.16 shares of Hillman Companies, Inc. Class A Preferred Stock and 2,717.55 shares of Hillman Investment Company Class A Preferred Stock (collectively the “Purchased Options”). The Purchased Options had a weighted average strike price of $170.69 per share. The fair value of the Hillman Investment Company Class A Preferred Stock options has been included with the underlying security in the accompanying consolidated balance sheets. Security instruments with a redemption date that is certain to occur are to be classified as liabilities. The Hillman Companies, Inc. Class A Preferred Stock options, which have a March 31, 2028 expiration date, have been classified at their fair value in the liability section of the accompanying consolidated balance sheets. To the extent the Company pays a dividend to holders of the Class A Preferred Stock and the Hillman Investment Company Class A Preferred Stock, the Purchased Option holder will be entitled to receive an amount equal to the dividend which would have been paid if the Purchased Options had been exercised on the date immediately prior to the record date for the dividend. Dividends on the Purchased Options are recorded as interest expense in the accompanying consolidated statement of operations. Additionally, under the terms of the ESA, the Purchased Options can be put back to the Company at fair value if employment is terminated.

The initial and subsequent valuations of the Purchased Options were measured at fair value with the change in fair value recognized as interest expense. Interest expense of $577, $1,304, and $1,187 was recorded for the Predecessor five months ended May 28, 2010 and the years ended December 31, 2009 and 2008, respectively, to recognize the increase in fair value of the Purchased Options.

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

The table below reconciles the components of the Preferred Stock and the Purchased Options to the accompanying consolidated balance sheets:

Predecessor
December 31, 2009
Hillman Investment Company Class A Preferred Stock	$57,282
Purchased Options - Hillman Investment Company
Class A Preferred Stock	2,188
Accumulated and unpaid dividends	51,982

Total mandatorily redeemable preferred stock	$111,452

Purchased Options - Hillman Companies, Inc. Class A Preferred Stock	$3,135
Accumulated and unpaid dividends	3,482

Total management purchased preferred options	$6,617

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

14.	Stock-Based Compensation:

2004 Common Stock Option Plan:

On March 31, 2004, the Predecessor adopted its 2004 Common Stock Option Plan following Board of Director and shareholder approval. Grants under the 2004 Common stock Option Plan consisted of nonqualified stock options for the purchase of Class B Common Shares. The stock options issued under the 2004 Common Stock Option Plan were accounted for in a manner consistent with the underlying security. Therefore, the Class B Common Stock Options are adjusted to the fair value of the Class B Common shares less the strike price of the Class B Common shares adjusted for the proportion of employee service.

Compensation expense of $3,784, $680 and $16 was recorded in the accompanying consolidated statements of operations for the Predecessor five months ended May 28, 2010 and the years ended December 31, 2009 and 2008, respectively.

In connection with the Merger Transaction, the 2004 Common Stock Option Plan was terminated, and all options outstanding there under were cancelled with the holder receiving a per share amount in cash equal to the per share Merger consideration less the applicable exercise price.

Preferred Option Plan:

On March 31, 2004, certain members of the Predecessor Company’s management were granted options to purchase 9,555.5 shares of Class A Preferred Stock and 6,666.7 shares of Hillman Investment Company Class A Preferred Stock (collectively the “Preferred Options”). The Preferred Options were granted with an exercise price of one thousand dollars per share which was equal to the value of the underlying Preferred Stock. The Preferred Options vest over five years with 20% vesting on each anniversary of the Merger Transaction. Holders of the Preferred Options are entitled to accrued dividends as if the underlying Preferred Stock were issued and outstanding as of the grant date.

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

Accounting guidance required that stock-based compensation awards are classified as liabilities if the underlying security is classified as a liability. Therefore, the Preferred Options were treated as liability classified awards.

Accounting guidance allows nonpublic entities, such as the Company, to make a policy decision as to whether to measure its liability awards at fair value or intrinsic value. Management has determined the lack of an active market, trading restrictions and absence of any trading history preclude the reasonable estimate of fair value. Regardless of the valuation method selected, a nonpublic entity is required to re-measure its liabilities under share based payment awards at each reporting date until settlement. Accordingly, the Company has elected to use the intrinsic value method to value the Preferred Options at the end of each reporting period pro-rated for the portion of the service period rendered. Compensation expense of $1,410, $3,311, and $3,501 was recognized in the accompanying consolidated statements of operations for the Predecessor five month period ended May 28, 2010 and the years ended December 31, 2009 and 2008, respectively.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

14.	Stock-Based Compensation: (continued)

In connection with the Merger Transaction, the options to purchase shares of Hillman Companies’ and Hillman Investment Company’s Class A Preferred Stock were cancelled with the holder receiving a per share amount in cash equal to the per share Merger consideration less the applicable exercise price.

Class B Shares:

The outstanding shares of Class B Common Stock were subject to vesting over 5 years with 20% of the shares vesting on each anniversary of the Merger Transaction. Vested shares of the Class B Common Stock can be put back to the Company at fair value upon termination. Unvested shares of the Class B Common Stock are puttable at the lesser of fair value or cost. Accordingly, the value of the Class B common shares was adjusted at each balance sheet date to fair value for the proportion of consideration received in the form of employee service plus an amount equal to the lesser of fair value or original cost for the proportion of the Class B common shares for which employee service has not been recognized. The Class B common shares were fully vested as of March 31, 2009.

Compensation expense (income) of $13,859, $4,746 and ($1,036) was recorded in the accompanying consolidated statements of operations for the Predecessor five months ended May 28, 2010 and the years ended December 31, 2009 and 2008, respectively.

Upon consummation of the Merger Transaction, the Class B Common Stock issued and outstanding immediately prior thereto was converted into the right to receive, in cash, a portion of the Merger consideration in the Merger Transaction. Certain shares held by Company management were contributed by the holders thereof to Holdco in exchange for shares of Holdco.

OHCP HM Acquisition Corp. 2010 Stock Option Plan:

Effective May 28, 2010, Holdco established the OHCP HM Acquisition Corp. 2010 Stock Option Plan (the “Option Plan”), as amended, pursuant to which Holdco may grant options for up to an aggregate of 34,939.0 shares of its common stock. The Option Plan is administered by a committee of the Holdco board of directors. Such committee determines the terms of each option grant under the Option Plan, except that the exercise price of any granted option may not be lower than the fair market value of one share of common stock of Holdco as of the date of grant.

On November 23, 2010, the Company granted 26,700 common options under the Option Plan and on December 23, 2010, the Company granted 5,584 common options under the Option Plan. The options were granted with an exercise price of one thousand dollars per option which was equal to the grant date fair value of the underlying securities.

Common option holders are not required by the terms of the Option Agreement or the Shareholder Agreement to hold the shares for any period of time following exercise. Since the arrangement permits the holders to put the shares back without being exposed to the risks and rewards of the share for a reasonable period of time then liability classification is required. Consistent with past practice, the Company has elected to use the intrinsic value method to value the common options.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

14.	Stock-Based Compensation: (continued)

Stock options granted to management in 2010 under the Option Plan are divided into three equal vesting tranches. The first tranche is a service-based award which vests ratably over five years, subject to the optionee’s continued employment with the Company on each vesting date. The Company will recognize compensation costs for the portion of the awards that are service based over the requisite service period for each of the five separate vesting service periods. The second tranche is performance-based and vests ratably over five years, subject to both the optionee’s continued employment on each vesting date and the achievement of Company performance targets. Again, compensation costs will be recognized for the performance based awards over the requisite service period for each of the five separate vesting service periods. However, if achievement of the applicable performance target is not probable, no compensation cost will be recorded. The third tranche of each stock option grant is outcome-based and depends on OHCP receiving a certain rate of return upon a change in control, provided the optionee is still employed by the Company at the time of such change in control. This provision would be viewed as having a performance condition due to the change in control requirement and that condition would only be probable at the time the change in control occurred, and accordingly, the Company will not recognize compensation expense for the third tranche until a change in control is deemed to be probable.

The Company has elected to use the intrinsic value method to value the common options at the end of each reporting period. The intrinsic value of the common shares was equal to the exercise price at December 31, 2010, and therefore, no compensation expense recorded in the accompanying consolidated statements of operations for the Successor seven month period ended December 31, 2010.

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

On August 28, 2006, the Company entered into an Interest Rate Swap Agreement (“2006 Swap”) with a two-year term for a notional amount of $50,000. The 2006 Swap fixed the interest rate at 5.375% plus applicable interest rate margin. The 2006 Swap expired on August 28, 2008.

On August 29, 2008, the Company entered into an Interest Rate Swap Agreement (“2008 Swap”) with a three-year term for a notional amount of $50,000. The 2008 Swap fixed the interest rate at 3.41% plus applicable interest rate margin. The 2008 Swap was terminated on May 24, 2010.

The 2008 Swap was designated as a cash flow hedge, and prior to its termination on May 24, 2010, it was reported on the consolidated balance sheet in other non-current liabilities with a related deferred charge recorded as a component of other comprehensive income in shareholders’ equity. For the Predecessor five month period ended May 28, 2010, interest expense in the accompanying consolidated statement of operations includes a $1,579 charge incurred to terminate the 2008 Swap.

On June 24, 2010, the Company entered into a forward Interest Rate Swap Agreement (“2010 Swap”) with a two-year term for a notional amount of $115,000. The effective date of the 2010 Swap is May 31, 2011 and its termination date is May 31, 2013. The 2010 Swap fixes the interest rate at 2.47% plus the applicable interest rate margin.

The 2010 Swap was designated as an effective cash flow hedge, and the fair value at December 31, 2010 was $(624), net of $392 in taxes. The 2010 Swap was reported on the consolidated balance sheet in other non-current liabilities with an unrealized loss recorded as a component of other comprehensive income in stockholders’ equity.

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

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the period, by level, within the fair value hierarchy:

	As of December 31, 2010
	Level 1	Level 2	Level 3	Total
Trading securities	$3,478	$—	$—	$3,478
Interest rate swaps	—	(1,016)	—	(1,016)

	As of December 31, 2009
	Level 1	Level 2	Level 3	Total
Trading securities	$3,043	$—	$—	$3,043
Interest rate swaps	—	(1,894)	—	(1,894)

Trading securities are valued using quoted prices on an active exchange. Trading securities represent assets held in a Rabbi Trust to fund deferred compensation liabilities and are included as restricted investments on the accompanying consolidated balance sheets.

For the Predecessor five months ended May 28, 2010, the unrealized gains on these securities of $16 were recorded as other income. For the Successor seven months ended December 31, 2010, the unrealized gains on these securities of $283 were recorded as other income. In each period, an offsetting entry, for the same amount, increasing the deferred compensation liability and compensation expense within SG&A was also recorded.

For the year ended December 31, 2009, the unrealized gains on these securities of $254 were recorded as other income by the Predecessor Company. An offsetting entry for the same amount, increasing the deferred compensation liability and compensation expense within SG&A, was also recorded.

For the year ended December 31, 2008, the unrealized losses on these securities of $1,428 were recorded as other expense by the Predecessor Company. An offsetting entry for the same amount, decreasing the deferred compensation liability and compensation expense within SG&A, was also recorded.

The Company utilizes interest rate swap contracts to manage its targeted mix of fixed and floating rate debt, and these swaps are valued using observable benchmark rates at commonly quoted intervals for the full term of the swaps. The 2010 Swap was included in other non-current liabilities as of December 31, 2010 on the accompanying consolidated balance sheet. Prior to its termination on May 24, 2010, the 2008 Swap was included in other non-current liabilities as of December 31, 2009 on the accompanying consolidated balance sheet.

The fair value of the Company’s fixed rate senior notes and junior subordinated debentures as of December 31, 2010 and 2009 were determined by utilizing current trading prices obtained from indicative market data.

	December 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
10.875% Senior Notes	$150,000	$164,062	n/a	n/a
Junior Subordinated Debentures	115,837	125,153	115,716	110,560

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

17.	Commitments and Contingencies:

The Company self insures its product liability, automotive, workers’ compensation and general liability losses up to $250 per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences in excess of $250 up to $40,000. The two risk areas involving the most significant accounting estimates are workers’ compensation and automotive liability. Actuarial valuations performed by the Company’s outside risk insurance expert were used by management to form the basis for workers’ compensation and automotive liability loss reserves. The actuary contemplated the Company’s specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes the liability of approximately $1,952 recorded for such risk insurance reserves is adequate as of December 31, 2010, but due to judgments inherent in the reserve estimate, it is possible the ultimate costs will differ from this estimate.

As of December 31, 2010, the Company has provided certain vendors and insurers letters of credit aggregating $5,944 related to its product purchases and insurance coverage of product liability, workers’ compensation and general liability.

The Company self-insures its group health claims up to an annual stop loss limit of $200 per participant. Aggregate coverage is maintained for annual group health insurance claims in excess of 125% of expected claims. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves. Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claim data and certain actuarial assumptions. The Company believes the liability of approximately $1,737 recorded for such group health insurance reserves is adequate as of December 31, 2010, but due to judgments inherent in the reserve estimation process it is possible the ultimate costs will differ from this estimate.

On May 4, 2010, Hy-Ko Products, Inc. filed a complaint against Hillman Group, and Kaba Ilco Corp., a manufacturer of blank replacement keys, in the United States District Court for the Northern District of Ohio Eastern Division, alleging that the defendants engaged in violations of federal and state antitrust laws regarding their business practices relating to automatic key machines and replacement keys. Hy-Ko Products’ May 4, 2010 filing against the Company is based, in part, on the Company’s previously-filed claim against Hy-Ko Products alleging infringement of certain patents of the Company. A claim construction hearing on the Company’s patent infringement claim against Hy-Ko Products occurred in September 2010 and a ruling is expected in the first half of 2011.

In its antitrust claim against the Company, Hy-Ko Products is seeking monetary damages which would be trebled under the antitrust laws, interest and attorney’s fees as well as injunctive relief. The antitrust claim against the Company has been stayed pending the resolution of the patents claim against Hy-Ko Products. Because the lawsuit is in a preliminary stage, it is not yet possible to assess the impact that the lawsuit will have on the Company. However, the Company believes that it has meritorious defenses and intends to defend the lawsuit vigorously.

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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

18.	Statements of Cash Flows:

Supplemental disclosures of cash flow information are presented below:

	Successor	Predecessor
	Seven Months ended December 31, 2010	Five Months ended May 28, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Cash paid during the period for:
Interest on junior subordinated debentures	$7,136	$5,096	$12,442	$12,231

Interest	$19,409	$7,710	$14,043	$19,112

Income taxes	$122	$575	$1,759	$985

Non-cash investing activities:
Property and equipment purchased with capital lease	$152	$—	$27	$238

Non-cash financing activities:
Increase in accrued dividends on preferred stock	$—	$—	$16,872	$15,142

19.	Quarterly Data (unaudited):

2010	Fourth	Third	Second	First
Net sales	$106,265	$122,715	$124,956	$108,460
Gross profit	52,783	62,665	64,099	56,522
Net (loss) income	(3,689)	1,450	(29,438)	(1,569)

2009	Fourth	Third	Second	First
Net sales	$99,462	$122,673	$123,813	$112,213
Gross profit	51,785	65,093	62,704	53,937
Net (loss) income	(2,487)	2,741	2,353	(3,837)

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

20.	Concentration of Credit Risks:

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

For the year ended December 31, 2010, the largest three customers accounted for 43.7% of sales and 52.5% of the year-end accounts receivable balance. For the year ended December 31, 2009, the largest three customers accounted for 42.8% of sales and 55.0% of the year-end accounts receivable balance. For the year ended December 31, 2008, the largest three customers accounted for 40.7% of sales and 47.1% of the year-end accounts receivable balance. No other customer accounted for more than 5.0% of the Company’s total sales in 2010, 2009 or 2008.

Concentration of credit risk with respect to purchases and trade payables are limited due to the large number of vendors comprising the Company’s vendor base, with dispersion across different industries and geographic areas. The Company’s largest vendor in terms of annual purchases accounted for 7.6% of the Company’s total purchases and 1.6% of the Company’s total trade payables on December 31, 2010.

21.	Segment and Geographic Information:

The Company provides merchandising services and products such as fasteners and related hardware items; threaded rod and metal shapes; keys, key duplication systems and accessories; and identification items, such as tags and letters, numbers and signs, to retail outlets, primarily hardware stores, home centers and mass merchants. Management considers all such sales to be part of a single operating segment.

The following geographic area data includes revenue based on product shipment destination for the periods ended December 31 or May 28 and long-lived assets based on physical location as of December 31:

	Successor	Predecessor
	Seven Months Ended December 31, 2010	Five Months Ended May 28, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Net sales:
United States	$264,804	$179,214	$442,695	$467,925
Canada	5,053	1,759	4,479	4,241
Mexico	3,149	2,243	4,980	3,416
Other	3,674	2,500	6,007	6,341

Consolidated net sales	$276,680	$185,716	$458,161	$481,923

Long-lived assets:
United States	$877,084		$466,737	$477,855
Canada	893		249	311
Mexico	—		—	55
Other	—		—	—

Consolidated long-lived assets	$877,977		$466,986	$478,221

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

21.	Segment and Geographic Information: (continued)

	Successor	Predecessor
	As of December 31, 2010	As of December 31, 2009	As of December 31, 2008
Cash & cash equivalents
United States	$6,286	$16,801	$6,775
Canada	1,027	250	234
Mexico	272	113	124

Consolidated cash & cash equivalents	$7,585	$17,164	$7,133

Following is revenue based on products for the Company’s significant product categories:

	Successor	Predecessor
	Seven Months Ended December 31, 2010	Five Months Ended May 28, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Net sales
Keys	$48,897	$32,716	$78,012	$80,754
Engraving	17,038	12,242	35,518	40,945
Letters, numbers and signs	22,026	12,859	34,287	34,671
Fasteners	154,319	103,457	253,703	261,646
Threaded rod	17,360	12,471	30,118	37,145
Code cutter	1,844	1,377	3,353	4,934
Builders hardware	3,137	1,753	3,832	1,606
Other	12,059	8,841	19,338	20,222

Consolidated net sales	$276,680	$185,716	$458,161	$481,923

22.	Acquisition and Integration Expenses:

For the year ended December 31, 2010, the Company incurred $22,492 of one-time acquisition and integration expenses related to the Merger Transaction. The Predecessor incurred $11,342 of the acquisition and integration expense total, primarily for investment banking, legal and other advisory fees related to the sale of the Company. The remaining $11,150 of acquisition and integration expense was incurred by the Successor for legal, consulting, accounting and other advisory services incurred in connection with the acquisition of the Company.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

23.	Subsequent Events:

On March 16, 2011, Hillman Group acquired all of the membership interests in TagWorks, L.L.C. (“TagWorks”), an Arizona limited liability company (the “TagWorks Acquisition”) for an initial purchase price of $40.0 million in cash. The closing purchase price is subject to post closing adjustments for certain changes in indebtedness and working capital of TagWorks and certain transaction expenses, in each case as provided in the purchase agreement. In addition, subject to fulfillment of certain conditions, Hillman Group will pay additional consideration of $12.5 million to the sellers of TagWorks on October 31, 2011, and an additional earn-out payment of up to $12.5 million in 2012.

Founded in 2007, TagWorks provides innovative pet ID tag programs to a leading pet products chain retailer using a unique, patent-protected / patent-pending technology and product portfolio. In conjunction with this agreement, Hillman Group entered into a seventeen (17) year agreement with KeyWorks-KeyExpress, LLC (“KeyWorks”), a company affiliated with TagWorks, to assign its patent-pending retail key program technology to Hillman Group and to continue to work collaboratively with us to develop next generation key duplicating technology.

The closing of the TagWorks Acquisition was concurrent with an offering of $50.0 million aggregate principal amount of Hillman Group’s 10.875% Senior Notes due 2018. Hillman Group used the net proceeds of the offering of the notes to fund the acquisition of TagWorks, to repay a portion of indebtedness under its revolving credit facility and to pay related fees, expenses and other related payments. The notes are guaranteed by Hillman Companies, Hillman Investment Company and all of the domestic subsidiaries of Hillman Group.

The Company’s management has evaluated potential subsequent events for recording and disclosure in this Annual Report on Form 10-K for the year ended December 31, 2010 up to the issuance date of the financial statements. There were no additional items requiring disclosure.

24.	Supplemental Consolidating Guarantor and Non-Guarantor Financial Information:

The 10.875% Senior Notes were issued by The Hillman Group, Inc. and are fully and unconditionally guaranteed on a joint and several basis by Hillman Companies, Hillman Investment and each of Hillman Group’s domestic subsidiaries. The non-guarantor information presented represents our Canadian and Mexican subsidiaries.

The following financial information presents consolidating statements of operations, balance sheets, and cash flows for The Hillman Group, Inc., all guarantor subsidiaries, all non-guarantor subsidiaries and the eliminations necessary to provide the consolidated results for The Hillman Companies, Inc. and subsidiaries. For purposes of this presentation, investments in subsidiaries have been accounted for using the equity method of accounting. The principal consolidating adjustments eliminate investment in subsidiary and intercompany balances and transactions.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

24.	Supplemental Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Consolidating Statements of Operations

For the seven months ended December 31, 2010

(Amounts in thousands)

	Successor
	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$258,391	$10,087	$8,202	$—	$276,680
Cost of sales	—	124,556	7,709	4,241	48	136,554

Gross profit	—	133,835	2,378	3,961	(48)	140,126

Operating expenses:
Selling, general and administrative expenses	283	84,773	1,964	3,740	—	90,760
Acquisition and integration expense	—	11,145	—	5	—	11,150
Depreciation	—	10,924	50	33	—	11,007
Amortization	10,669	—	—	—	—	10,669
Intercompany administrative (income) expense	—	(140)	—	140	—	—
Management and transaction fees to related party	—	—	—	—	—	—

Total operating expenses	10,952	106,702	2,014	3,918	—	123,586

Other (expense) income, net	283	(450)	(2)	314	—	145
Income from operations	(10,669)	26,683	362	357	(48)	16,685
Intercompany interest (income) expense	(7,135)	7,136	—	—	(1)	—
Interest expense, net	(248)	20,959	—	—	1	20,712
Interest on mandatorily redeemable preferred stock and management purchased options	—	—	—	—	—	—
Interest expense on junior subordinated debentures	7,356	—	—	—	—	7,356
Investment income on trust common securities	(220)	—	—	—	—	(220)

(Loss) income before equity in subsidiaries’ inc (loss)	(10,422)	(1,412)	362	357	(48)	(11,163)
Equity in subsidiaries’ income (loss)	(977)	435	—	—	542	—

Income (loss) before income taxes	(11,399)	(977)	362	357	494	(11,163)
Income tax provision (benefit)	(3,409)	—	138	146	—	(3,125)

Net income (loss)	$(7,990)	$(977)	$224	$211	$494	$(8,038)

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	(1)	—	(1)
Change in derivative security value	—	(624)	—	—	—	(624)

Total comprehensive income (loss)	$(7,990)	$(1,601)	$224	$210	$494	$(8,663)

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

24.	Supplemental Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Consolidating Statements of Operations

For the five months ended May 28, 2010

(Amounts in thousands)

	Predecessor
	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$175,470	$6,244	$4,002	$—	$185,716
Cost of sales	—	83,169	4,679	1,925	—	89,773

Gross profit	—	92,301	1,565	2,077	—	95,943

Operating expenses:
Selling, general and administrative expenses	19,069	60,784	1,396	1,601	—	82,850
Acquisition and integration expense	—	11,342	—	—	—	11,342
Depreciation	—	7,192	32	59	—	7,283
Amortization	2,663	—	15	—	—	2,678
Intercompany administrative (income) expense	—	(100)	—	100	—	—
Management and transaction fees to related party	438	—	—	—	—	438

Total operating expenses	22,170	79,218	1,443	1,760	—	104,591

Other (expense) income, net	16	11	(217)	76	—	(114)
Income from operations	(22,154)	13,094	(95)	393	—	(8,762)
Intercompany interest (income) expense	(5,097)	5,096	—	—	1	—
Interest expense, net	(154)	8,480	—	2	(1)	8,327
Interest on mandatorily redeemable preferred stock and management purchased options	5,488	—	—	—	—	5,488
Interest expense on junior subordinated debentures	5,254	—	—	—	—	5,254
Investment income on trust common securities	(158)	—	—	—	—	(158)

(Loss) income before equity in subsidiaries’ inc (loss)	(27,487)	(482)	(95)	391	—	(27,673)
Equity in subsidiaries’ income (loss)	(398)	84	—	—	314	—

Income (loss) before income taxes	(27,885)	(398)	(95)	391	314	(27,673)
Income tax provision (benefit)	(2,677)	—	48	164	—	(2,465)

Net income (loss)	$(25,208)	$(398)	$(143)	$227	$314	$(25,208)

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	17	—	17
Change in derivative security value	—	1,161	—	—	—	1,161

Total comprehensive income (loss)	$(25,208)	$763	$(143)	$244	$314	$(24,030)

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

24.	Supplemental Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Consolidating Statements of Operations

For the year ended December 31, 2009

(Amounts in thousands)

	Predecessor
	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$433,646	$15,056	$9,459	$—	$458,161
Cost of sales	—	208,231	11,232	5,081	98	224,642

Gross profit	—	225,415	3,824	4,378	(98)	233,519

Operating expenses:
Selling, general and administrative expenses	8,991	142,888	3,545	3,726	—	159,150
Depreciation	—	16,761	86	146	—	16,993
Amortization	6,875	—	37	—	—	6,912
Intercompany administrative (income) expense	—	(240)	—	238	2	—
Management and transaction fees to related party	1,010	—	—	—	—	1,010

Total operating expenses	16,876	159,409	3,668	4,110	2	184,065

Other (expense) income, net	286	(921)	(10)	523	2	(120)
Income from operations	(16,590)	65,085	146	791	(98)	49,334
Intercompany interest (income) expense	(12,232)	12,232	—	—	—	—
Interest expense, net	(358)	15,883	(4)	—	—	15,521
Interest on mandatorily redeemable preferred stock and management purchased options	12,312	—	—	—	—	12,312
Interest expense on junior subordinated debentures	12,820	—	—	—	—	12,820
Investment income on trust common securities	(378)	—	—	—	—	(378)

(Loss) income before equity in subsidiaries’ inc (loss)	(28,754)	36,970	150	791	(98)	9,059
Equity in subsidiaries’ income (loss)	37,562	592	—	—	(38,154)	—

Income (loss) before income taxes	8,808	37,562	150	791	(38,252)	9,059
Income tax provision	9,940	—	51	298	—	10,289

Net income (loss)	$(1,132)	$37,562	$99	$493	$(38,252)	$(1,230)

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	(197)	—	(197)
Change in derivative security value	—	297	—	—	—	297

Total comprehensive income (loss)	$(1,132)	$37,859	$99	$296	$(38,252)	$(1,130)

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

24.	Supplemental Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Consolidating Statements of Operations

For the year ended December 31, 2008

(Amounts in thousands)

	Predecessor
	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$452,973	$21,293	$7,657	$—	$481,923
Cost of sales	—	224,956	16,226	3,447	18	244,647

Gross profit	—	228,017	5,067	4,210	(18)	237,276

Operating expenses:
Selling, general and administrative expenses	1,053	152,621	3,949	3,727	—	161,350
Depreciation	—	17,581	91	163	—	17,835
Amortization	7,036	—	37	—	—	7,073
Intercompany administrative (income) expense	—	(240)	—	240	—	—
Management and transaction fees to related party	1,043	—	—	—	—	1,043

Total operating expenses	9,132	169,962	4,077	4,130	—	187,301

Other (expense) income, net	(1,428)	148	5	(975)	—	(2,250)
Income from operations	(10,560)	58,203	995	(895)	(18)	47,725
Intercompany interest (income) expense	(12,232)	12,232	—	—	—	—
Interest expense, net	(265)	20,822	(12)	—	—	20,545
Interest on mandatorily redeemable preferred stock and management purchased options	11,091	—	—	—	—	11,091
Interest expense on junior subordinated debentures	12,609	—	—	—	—	12,609
Investment income on trust common securities	(378)	—	—	—	—	(378)

(Loss) income before equity in subsidiaries’ inc (loss)	(21,385)	25,149	1,007	(895)	(18)	3,858
Equity in subsidiaries’ income (loss)	25,322	173	—	—	(25,495)	—

Income (loss) before income taxes	3,937	25,322	1,007	(895)	(25,513)	3,858
Income tax provision	5,084	—	382	(443)	—	5,023

Net income (loss)	$(1,147)	$25,322	$625	$(452)	$(25,513)	$(1,165)

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	74	—	74
Change in derivative security value	—	(1,248)	—	—	—	(1,248)

Total comprehensive income (loss)	$(1,147)	$24,074	$625	$(378)	$(25,513)	$(2,339)

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

24.	Supplemental Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Consolidating Balance Sheet

As of December 31, 2010

(Amounts in thousands)

	Successor
	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$1	$5,166	$1,119	$1,299	$—	$7,585
Restricted investments	227	—	—	—	—	227
Accounts receivable	—	54,528	7,139	(5,157)	—	56,510
Inventories	—	84,011	10,644	3,384	(338)	97,701
Deferred income taxes	7,267	—	1,885	225	—	9,377
Other current assets	—	2,239	364	798	—	3,401

Total current assets	7,495	145,944	21,151	549	(338)	174,801
Intercompany notes receivable	105,446	—	—	—	(105,446)	—
Intercompany interest receivable	—	—	—	—	—	—
Investments in subsidiaries	(615,609)	31,720	—	—	583,889	—
Property and equipment	—	52,005	276	231	—	52,512
Goodwill	430,564	1,561	7,184	—	280	439,589
Other intangibles	356,981	—	6,095	—	—	363,076
Restricted investments	3,251	—	—	—	—	3,251
Deferred income taxes	25,423	392	(201)	379	(25,614)	379
Deferred financing fees	—	14,322	—	—	—	14,322
Investment in trust common securities	3,261	—	—	—	—	3,261
Other assets	—	900	25	662	—	1,587

Total assets	$316,812	$246,844	$34,530	$1,821	$452,771	$1,052,778

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$27,433	$659	$332	$—	$28,424
Current portion of senior term loans	—	2,900	—	—	—	2,900
Current portion of capitalized lease and other obligations	—	30	—	—	—	30
Accrued expenses:
Salaries and wages	—	5,395	505	178	—	6,078
Pricing allowances	—	4,862	13	480	—	5,355
Income and other taxes	(283)	1,749	153	420	—	2,039
Interest	—	1,409	—	—	—	1,409
Deferred compensation	227	—	—	—	—	227
Other accrued expenses	—	6,484	1,201	214	—	7,899

Total current liabilities	(56)	50,262	2,531	1,624	—	54,361
Intercompany debt payable	—	105,446	—	—	(105,446)	—
Long term senior term loans	—	285,650	—	—	—	285,650
Bank revolving credit	—	12,000	—	—	—	12,000
Long term portion of capitalized lease and other obligations	—	134	—	—	—	134
Long term senior notes	—	150,000	—	—	—	150,000

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

24.	Supplemental Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Consolidating Balance Sheet

As of December 31, 2010

(Amounts in thousands)

	Successor
	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY (CONTINUED)
Junior subordinated debentures	115,837	—	—	—	—	115,837
Mandatorily redeemable preferred stock	—	—	—	—	—	—
Management purchased preferred options	—	—	—	—	—	—
Deferred compensation	3,251	—	—	—	—	3,251
Deferred income taxes, net	154,844	—	54	—	(25,614)	129,284
Accrued dividends on preferred stock	—	—	—	—	—	—
Other non-current liabilities	—	2,283	—	—	—	2,283

Total liabilities	273,876	605,775	2,585	1,624	(131,060)	752,800

Common stock with put options:
Common stock, $.01 par, 5,000 shares authorized, 198.4 issued and outstanding at December 31, 2010.	12,247	—	—	—	—	12,247
Class A Common stock, $.01 par, zero authorized, issued and outstanding at December 31, 2010; 23,141 shares authorized, 395.7 issued and outstanding at December 31, 2009.	—	—	—	—	—	—
Class B Common stock, $.01 par, zero authorized, issued and outstanding at December 31, 2010; 2,500 shares authorized, 970.6 issued and outstanding at December 31, 2009.	—	—	—	—	—	—
Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock:
Preferred stock, $.01 par, 5,000 shares authorized, none issued and outstanding at December 31, 2010.	—	—	—	—	—	—
Class A Preferred stock, $.01 par, zero authorized, issued and outstanding at December 31, 2010; $1,000 liquidation value, 238,889 shares authorized, 82,104.8 issued and outstanding at December 31, 2009.	—	—	—	—	—	—
Common Stock:
Common stock, $.01 par, 5,000 shares authorized, 4,801.6 issued and outstanding at December 31, 2010.	—	—	—	—	—	—
Class A Common stock, $.01 par, zero authorized, issued and outstanding at December 31, 2010; 23,141 shares authorized, 5,805.3 issued and outstanding at December 31, 2009.	—	—	65	—	(65)	—
Class C Common stock, $.01 par, zero authorized, issued and outstanding at December 31, 2010; 30,109 shares authorized, 2,787.1 issued and outstanding at December 31, 2009.	—	—	—	—	—	—
Additional paid-in capital	133,138	(149,918)	31,656	341	281,177	296,394
Accumulated deficit	(102,449)	(208,389)	224	338	302,238	(8,038)
Accumulated other comprehensive loss	—	(624)	—	(482)	481	(625)

Total stockholders’ equity	30,689	(358,931)	31,945	197	583,831	287,731

Total liabilities and stockholders’ equity	$316,812	$246,844	$34,530	$1,821	$452,771	$1,052,778

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

24.	Supplemental Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Consolidating Balance Sheet

As of December 31, 2009

(Amounts in thousands)

	Predecessor
	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$1	$16,282	$518	$363	$—	$17,164
Restricted investments	334	—	—	—	—	334
Accounts receivable	—	51,078	4,409	(3,730)	—	51,757
Inventories	—	75,364	5,204	2,904	(290)	83,182
Deferred income taxes	7,215	—	653	232	—	8,100
Other current assets	—	2,417	78	162	—	2,657

Total current assets	7,550	145,141	10,862	(69)	(290)	163,194
Intercompany notes receivable	105,446	—	—	—	(105,446)	—
Intercompany interest receivable	—	—	—	—	—	—
Investments in subsidiaries	(464,499)	10,212	—	—	454,287	—
Property and equipment	—	47,109	238	218	—	47,565
Goodwill	255,717	1,797	292	—	—	257,806
Other intangibles	146,059	—	581	—	—	146,640
Restricted investments	2,709	—	—	—	—	2,709
Deferred income taxes	19,792	733	(82)	419	(20,444)	418
Deferred financing fees	2,249	3,441	—	—	—	5,690
Investment in trust common securities	3,261	—	—	—	—	3,261
Other assets	—	1,142	25	31	—	1,198

Total assets	$78,284	$209,575	$11,916	$599	$328,107	$628,481

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$18,314	$752	$125	$—	$19,191
Current portion of senior term loans	—	9,519	—	—	—	9,519
Current portion of capitalized lease and other obligations	—	349	—	—	—	349
Accrued expenses:
Salaries and wages	—	7,305	165	154	—	7,624
Pricing allowances	—	4,968	—	349	—	5,317
Income and other taxes	118	1,618	(2)	170	—	1,904
Interest	—	2,199	—	—	—	2,199
Deferred compensation	334	—	—	—	—	334
Other accrued expenses	—	5,943	45	159	—	6,147

Total current liabilities	452	50,215	960	957	—	52,584
Intercompany debt payable	—	105,446	—	—	(105,446)	—
Intercompany interest payable	—	—	—	—	—	—
Long term senior term loans	—	148,330	—	—	—	148,330
Long term portion of capitalized lease and other obligations	—	145	—	—	—	145
Long term senior notes	—	—	—	—	—	—
Long term unsecured subordinated notes	—	49,820	—	—	—	49,820

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

24.	Supplemental Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Consolidating Balance Sheet

As of December 31, 2009

(Amounts in thousands)

	Predecessor
	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY (CONTINUED)
Junior subordinated debentures	115,716	—	—	—	—	115,716
Mandatorily redeemable preferred stock	111,452	—	—	—	—	111,452
Management purchased preferred options	6,617	—	—	—	—	6,617
Deferred compensation	2,709	—	—	—	—	2,709
Deferred income taxes, net	70,582	—	31	—	(20,444)	50,169
Accrued dividends on preferred stock	75,580	—	—	—	—	75,580
Other non-current liabilities	14,735	3,732	—	—	—	18,467

Total liabilities	397,843	357,688	991	957	(125,890)	631,589

Common and preferred stock with put options:
Class A Preferred stock, $.01 par, $1,000 liquidation value, 238,889 shares authorized, none issued and outstanding at December 31, 2009.	—	—	—	—	—	—
Class A Common stock, $.01 par, 23,141 shares authorized, 395.7 issued and outstanding at December 31, 2009.	2,158	—	—	—	—	2,158
Class B Common stock, $.01 par, 2,500 shares authorized, 970.6 issued and outstanding at December 31, 2009	4,323	1	—	—	969	5,293

Commitments and Contingencies

Stockholders’ Equity:
Preferred Stock:
Class A Preferred stock, $.01 par, $1,000 liquidation value, 238,889 shares authorized, 82,104.8 issued and outstanding at December 31, 2009.	1	—	—	—	—	1

Common Stock:
Class A Common stock, $.01 par, 23,141 shares authorized, 5,805.3 issued and outstanding at December 31, 2009.	—	—	50	—	(50)	—
Class C Common stock, $.01 par, 30,109 shares authorized, 2,787.1 issued and outstanding at December 31, 2009.	—	—	—	—	—	—

Additional paid-in capital	10,494	19,980	10,193	1	(30,366)	10,302
Accumulated deficit	(336,697)	(166,933)	682	127	483,444	(19,377)
Accumulated other comprehensive loss	162	(1,161)	—	(486)	—	(1,485)

Total stockholders’ equity	(326,040)	(148,114)	10,925	(358)	453,028	(10,559)

Total liabilities and stockholders’ equity	$78,284	$209,575	$11,916	$599	$328,107	$628,481

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

24.	Supplemental Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Consolidating Statement of Cash Flows

For the seven months ended December 31, 2010

(Amounts in thousands)

	Successor
	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$(7,013)	$(1,401)	$224	$211	$(59)	$(8,038)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	10,669	10,924	50	33	—	21,676
Dispositions of property and equipment	—	60	—	—	—	60
Deferred income tax provision (benefit)	(4,545)	(1,125)	79	(69)	—	(5,660)
Deferred financing and original issue discount amortization	2,590	(1,296)	—	—	—	1,294
Stock-based compensation expense	—	—	—	—	—	—
Changes in operating items:
Accounts receivable	—	14,195	727	(236)	—	14,686
Inventories	—	(11,030)	(100)	(590)	59	(11,661)
Other assets	—	(2,625)	38	1,444	(12)	(1,155)
Accounts payable	—	7,229	(374)	196	—	7,051
Interest payable on junior subordinated debentures	—	—	—	—	—	—
Other accrued liabilities	(69)	(11,228)	4	417	5,096	(5,780)
Other items, net	196,134	(213,837)	21,664	(151)	(5,084)	(1,274)

Net cash provided by (used for) operating activities	197,766	(210,134)	22,312	1,255	—	11,199

Cash flows from investing activities:
Payments for Quick Tag and Laser Key licenses	—	(12,750)	—	—	—	(12,750)
Payment for Servalite acquisition	—	—	(21,335)			(21,335)
Capital expenditures	—	(9,518)	(64)	(93)	—	(9,675)
Other, net	—	—	—	—	—	—

Net cash used for investing activities	—	(22,268)	(21,399)	(93)	—	(43,760)

Cash flows from financing activities:
Borrowings of senior term loans	—	290,000	—	—	—	290,000
Repayments of senior term loans	—	(149,756)	—	—	—	(149,756)
Borrowings of revolving credit loans	—	12,600	—	—	—	12,600
Repayments of revolving credit loans	—	(600)	—	—	—	(600)
Principal payments under capitalized lease obligations	—	(50)	—	—	—	(50)
Repayments of unsecured subordinated notes	—	(49,820)	—	—	—	(49,820)
Borrowings of senior notes	—	150,000	—	—	—	150,000
Financing fees, net	—	(15,729)	—	—	—	(15,729)
Purchase predecessor equity securities	(506,407)	—	—	—	—	(506,407)
Proceeds from sale of successor equity securities	308,641	—	—	—	—	308,641

Net cash (used for) provided by financing activities	(197,766)	236,645	—	—	—	38,879

Net (decrease) increase in cash and cash equivalents	—	4,243	913	1,162	—	6,318
Cash and cash equivalents at beginning of period	1	923	206	137	—	1,267

Cash and cash equivalents at end of period	$1	$5,166	$1,119	$1,299	$—	$7,585

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

24.	Supplemental Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Consolidating Statement of Cash Flows

For the five months ended May 28, 2010

(Amounts in thousands)

	Predecessor
	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Cash flows from operating activities:
Net loss	$(24,810)	$(493)	$(143)	$227	$11	$(25,208)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	2,663	7,192	47	59	—	9,961
Dispositions of property and equipment	—	74	—	—	—	74
Deferred income tax provision (benefit)	(2,757)	733	45	58	—	(1,921)
Deferred financing and original issue discount amortization	(155)	670	—	—	—	515
Interest on mandatorily redeemable preferred stock and management purchased options	5,488	—	—	—	—	5,488
Stock-based compensation expense	19,053	—	—	—	—	19,053
Changes in operating items:
Accounts receivable	—	(15,724)	(658)	(434)	—	(16,816)
Inventories	—	2,383	477	110	(11)	2,959
Other assets	—	597	(178)	(307)	12	124
Accounts payable	—	1,890	(71)	11	—	1,830
Other accrued liabilities	(332)	9,561	176	43	(5,096)	4,352
Other items, net	850	(6,843)	—	15	5,084	(894)

Net cash provided by (used for) operating activities	—	40	(305)	(218)	—	(483)

Cash flows from investing activities:
Capital expenditures	—	(5,396)	(7)	(8)	—	(5,411)
Other, net	—	—	—	—	—	—

Net cash used for investing activities	—	(5,396)	(7)	(8)	—	(5,411)

Cash flows from financing activities:
Repayments of senior term loans	—	(9,544)	—	—	—	(9,544)
Principal payments under capitalized lease obligations	—	(459)	—	—	—	(459)

Net cash used for financing activities	—	(10,003)	—	—	—	(10,003)

Net decrease in cash and cash equivalents	—	(15,359)	(312)	(226)	—	(15,897)
Cash and cash equivalents at beginning of period	1	16,282	518	363	—	17,164

Cash and cash equivalents at end of period	$1	$923	$206	$137	$—	$1,267

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

24.	Supplemental Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Consolidating Statement of Cash Flows

For the year ended December 31, 2009

(Amounts in thousands)

	Predecessor
	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust- ments	Consolidated
Cash flows from operating activities:
Net loss	$(38,694)	$36,970	$99	$493	$(98)	$(1,230)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	6,875	16,761	123	146	—	23,905
Dispositions of property and equipment	—	243	—	—	—	243
Deferred income tax provision (benefit)	8,771	179	(270)	(7)	—	8,673
Deferred financing and original issue discount amortization	(358)	1,633	—	—	—	1,275
Interest on mandatorily redeemable preferred stockand management purchased options	12,312	—	—	—	—	12,312
Stock-based compensation expense	8,737	—	—	—	—	8,737
Changes in operating items:
Accounts receivable	—	1,898	287	(552)	—	1,633
Inventories	—	18,465	705	(986)	98	18,282
Other assets	—	866	(1,272)	1,355	—	949
Accounts payable	—	(6,186)	29	(62)	—	(6,219)
Interest payable on junior subordinated debentures	—	—	—	—	—	—
Other accrued liabilities	40	3,697	77	(187)	—	3,627
Other items, net	2,317	(2,370)	58	(195)	—	(190)

Net cash (used for) provided by operating activities	—	72,156	(164)	5	—	71,997

Cash flows from investing activities:
Capital expenditures	—	(12,958)	(13)	—	—	(12,971)
Other, net	—	—	—	—	—	—

Net cash provided by (used for) investing activities	—	(12,958)	(13)	—	—	(12,971)

Cash flows from financing activities:
Repayments of senior term loans	—	(45,000)	—	—	—	(45,000)
Principal payments under capitalized lease obligations	—	(394)	—	—	—	(394)
Refinancing fees	—	(2,921)	—	—	—	(2,921)
Redemption of securities	—	(1,141)	—	—	—	(1,141)
Borrowings under other credit obligations	—	461	—	—	—	461

Net cash used for financing activities	—	(48,995)	—	—	—	(48,995)

Net (decrease) increase in cash and cash equivalents	—	10,203	(177)	5	—	10,031
Cash and cash equivalents at beginning of period	1	6,079	695	358	—	7,133

Cash and cash equivalents at end of period	$1	$16,282	$518	$363	$—	$17,164

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

24.	Supplemental Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Consolidating Statement of Cash Flows

For the year ended December 31, 2008

(Amounts in thousands)

	Predecessor
	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust- ments	Consolidated
Cash flows from operating activities:
Net loss	$(26,469)	$25,149	$625	$(452)	$(18)	$(1,165)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	7,036	17,581	128	163	—	24,908
Dispositions of property and equipment	—	75	—	—	—	75
Deferred income tax provision (benefit)	4,457	(781)	407	(607)	—	3,476
Deferred financing and original issue discount amortization	(386)	1,680	—	—	—	1,294
Interest on mandatorily redeemable preferred stock and management purchased options	11,091	—	—	—	—	11,091
Stock-based compensation expense	2,481	—	—	—	—	2,481
Changes in operating items:
Accounts receivable	—	(4,205)	(151)	(72)	—	(4,428)
Inventories	—	(4,794)	1,463	(175)	18	(3,488)
Other assets	—	1,140	(2,283)	403	—	(740)
Accounts payable	—	2,373	(64)	(132)	—	2,177
Other accrued liabilities	(61)	498	4	128	—	569
Other items, net	1,851	(1,025)	109	407	—	1,342

Net cash (used for) provided by operating activities	—	37,691	238	(337)	—	37,592

Cash flows from investing activities:
Capital expenditures	—	(13,241)	(24)	(144)	—	(13,409)
Other, net	—	—	—	—	—	—

Net cash provided by (used for) investing activities	—	(13,241)	(24)	(144)	—	(13,409)

Cash flows from financing activities:
Repayments of senior term loans	—	(28,626)	—	—	—	(28,626)
Borrowings of revolving credit loans	—	24,250	—	—	—	24,250
Repayments of revolving credit loans	—	(24,250)	—	—	—	(24,250)
Principal payments under capitalized lease obligations	—	(343)	—	—	—	(343)

Net cash used for financing activities	—	(28,969)	—	—	—	(28,969)

Net (decrease) increase in cash and cash equivalents	—	(4,519)	214	(481)	—	(4,786)
Cash and cash equivalents at beginning of period	1	10,598	481	839	—	11,919

Cash and cash equivalents at end of period	$1	$6,079	$695	$358	$—	$7,133

Financial Statement Schedule:

Schedule II – VALUATION ACCOUNTS

(dollars in thousands)

	Deducted From Assets in Balance Sheet
	Allowance for Doubtful Accounts		Allowance for Obsolete/ Excess Inventory

Ending Balance - December 31, 2007 - Predecessor	$597		$6,164

Additions charged to cost and expense	40		381
Additions from acquired company	—		(191)

Deductions due to:
Others	93	(A)	266	(A)

Ending Balance - December 31, 2008 - Predecessor	544		6,088

Additions charged to cost and expense	345		1,530

Deductions due to:
Others	375	(A)	473	(A)

Ending Balance - December 31, 2009 - Predecessor	514		7,145

Additions charged to cost and expense	26		954

Deductions due to:
Others	8	(A)	21	(A)

Ending Balance - May 28, 2010 - Predecessor	532		8,078

Additions charged to cost and expense	18		553
Additions from Merger Transaction	—		951
Additions from acquired company	59		2,411

Deductions due to:
Others	89	(A)	983	(A)

Ending Balance - December 31, 2010 - Successor	$520		$11,010

Notes:

(A)	Includes write-off of accounts receivable (net of bad debt recoveries) and inventories.

Item 9 – Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A – Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, which included the matters discussed below, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this Report (December 31, 2010), in ensuring that material information relating to The Hillman Companies, Inc. required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2010, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on such evaluation, management has concluded that internal control over financial reporting is effective as of December 31, 2010. Management’s report on internal control over financial reporting is set forth above under the heading, “Report of Management on Internal Control Over Financial Reporting” in Item 8 of this annual report on Form 10-K.

Attestation Report of Registered Public Accounting Firm on Internal Control Over Financial Reporting.

This annual report does not contain an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934,) as amended, that occurred during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B – Other Information.

None.

PART III

Item 10 – Directors, Executive Officers, and Corporate Governance.

The following is a summary of the biographies for at least the last five years of Hillman’s directors and officers.

Directors

Name and Age	Position and Five-year Employment History

Maurice P. Andrien (69)	Mr. Andrien has served as director since September 2001. From September 2001 to March 2004, Mr. Andrien was Chairman of The Hillman Companies, Inc., Cincinnati, Ohio. From April 1999 to November 2001, Mr. Andrien was President and Chief Executive Officer of SunSource Inc., the predecessor of Hillman. Mr. Andrien presently serves on the Boards of State Industrial Products, Inc., Cogniscape LLC and Kaba Holding AG. Mr. Andrien’s qualifications to sit on our board of directors include his long affiliation with the Company, including his service as President and Chief Executive Officer of SunSource Inc., the predecessor of the Company.

Robert L. Caulk (59)	Mr. Caulk has served as director since May 2010. Mr. Caulk is the Chairman of Bushnell Outdoor Products, a global manufacturer and marketer of sports optics and outdoor accessories. He was the Chairman and Chief Executive Officer of United Industries Corporation, a manufacturer and marketer of consumer products, from 2001 through 2005 and was its President and Chief Executive Officer from 1999 to 2001. He served as the President and Chief Executive Officer of Spectrum Brands, North America, following its acquisition of United Industries in 2005, until February 2006. Mr. Caulk also serves as a director on several corporate and non-profit boards, including Menard, Inc., Polaris Industries, Inc., St. Louis Academy of Science and Natures Variety, where he serves as Vice Chairman. Mr. Caulk was selected to serve on our board of directors due to his extensive management experience.

Michael S. Green (38)	Mr. Green has served as director since May 2010. Mr. Green has been a Partner of Oak Hill Capital Management, LLC since 2007 and prior to that was a Principal at Oak Hill Capital Management, LLC between 2000 and 2007. Mr. Green served on the board of directors of Duane Reade Holdings, Inc. from 2004 until April 2010 and currently serves on the board of directors of NSA International, Inc., Monsoon Commerce Solutions, Inc. and Dave & Buster’s, Inc. Mr. Green was selected to serve on our board of directors due to his financial, investment and business experience.

Max W. Hillman (64)	Mr. Hillman has served as director since September 2001. Mr. Hillman is President and Chief Executive Officer and member of the Board of Directors of Hillman and Chief Executive Officer of Hillman Group. From April 2000 to November 2001, Mr. Hillman was Co-Chief Executive Officer of Hillman Group. Mr. Hillman presently serves on the Boards of State Industrial Products, Inc., Sunsource Technology Services Inc. and Woodstream Corp. Mr. Hillman is the brother of Richard P. Hillman. Mr. Hillman’s qualifications to sit on our board of directors include his role as President and Chief Executive Officer of the Company and formerly Co-Chief Executive Officer of Hillman Group, prior to the CHS Merger Transaction.

Name and Age	Position and Five-year Employment History
David Jones (61)	Mr. Jones has served as director since May 2010. Mr. Jones has been Senior Adviser to Oak Hill Capital Management, LLC’s Consumer, Retail and Distribution group since February 2008. Between 1996 and May 2007, Mr. Jones was Chairman and Chief Executive Officer of Spectrum Brands, Inc. (formerly Rayovac Corporation), a global consumer products company with major businesses in batteries, lighting, shaving/grooming, personal care, lawn and garden, household insecticide and pet supply product categories. From 1996 to April 1998, he also served Rayovac as President. After Mr. Jones was no longer an executive officer of Spectrum Brands, it filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in March 2009 and exited from bankruptcy proceedings in August 2009. From 1995 to 1996, Mr. Jones was Chief Operating Officer, Chief Executive Officer, and Chairman of the Board of Directors of Thermoscan, Inc. From 1989 to 1994, he served as President and Chief Executive Officer of The Regina Company. Mr. Jones also served as a director of Simmons Bedding Company from January 2000 to January 2010, as a director of Spectrum Brands from September 1996 to August 2007, and as a director of Tyson Foods, Inc. from October 1999 to July 2005. He currently serves as a director of Pentair, Inc. and Dave & Buster’s, Inc. Mr. Jones was selected to serve on our board of directors due to his extensive management experience.

Alan Lacy (57)	Mr. Lacy has served as director since May 2010. Mr. Lacy has been a Senior Adviser to Oak Hill Capital Management, LLC’s Consumer, Retail and Distribution group since July 2007. Mr. Lacy is the former Vice Chairman and Chief Executive Officer of Sears Holdings Corporation, which formed as a result of the merger of Sears, Roebuck and Co. and Kmart Holding Corporation. He served as Vice Chairman from March 2005 through July 2006 and as Chief Executive Officer from March 2005 through September 2005. He previously served Sears, Roebuck and Co. as Chairman of the Board from December 2000 and as President and Chief Executive Officer from October 2000. Mr. Lacy was the Chairman of the Board of Sears Canada, Inc. from 2000 through 2006. Mr. Lacy has been a director of Bristol-Myers Squibb Company since 2008, a director or The Western Union Company since 2006 and is a Trustee of Fidelity Funds. He also currently serves as director of Dave & Buster’s, Inc. Mr. Lacy was selected to serve on our board of directors due to his extensive management experience.

Kevin Mailender (33)	Mr. Mailender has served as director since May 2010. Mr. Mailender has been a Principal of Oak Hill Capital Management, LLC since 2008 and previously was a Vice President of Oak Hill Capital Management between 2004 and 2008. Mr. Mailender currently serves as a director of Dave & Buster’s, Inc. Mr. Mailender was selected to serve on our board of directors due to his financial, investment and business experience.

Name and Age	Position and Five-year Employment History
Tyler Wolfram (44)	Mr. Wolfram has served as director since May 2010. Mr. Wolfram has been a Partner of Oak Hill Capital Management, LLC since 2001. Mr. Wolfram served on the board of directors of Duane Reade Holdings, Inc. from 2004 until April 2010 and currently serves on the board of directors of NSA International, Inc. and Dave & Buster’s, Inc. Mr. Wolfram serves as the Chairman of our board of directors due to his financial, investment and business experience.

All directors hold office until their successors are duly elected and qualified.

Committees

The Company is a controlled company within the meaning of the NYSE Amex listing standards because an affiliate of Oak Hill Capital Partners owns more than 50% of the outstanding shares of the Company’s common voting stock. Accordingly, the Company is exempt from the requirements of the NYSE Amex listing standards to maintain a majority of independent directors on the Company’s board of directors and to have a nominating committee and a compensation committee composed entirely of independent directors.

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

The current members of the audit committee are Maurice Andrien and Robert Caulk, both of whom are considered independent under the SEC standards and the NYSE AMEX listing standards. The Company has previously received an exemption from AMEX to Section 121 of the AMEX Company Guide that requires the Audit Committee to have three members. The board of directors has not made a determination as to whether any member of the audit committee has the necessary qualifications or experience to be considered an “Audit Committee Financial Expert.”

Risk Oversight and Board Structure

The board of directors executes its oversight responsibility for risk management directly and through its audit committee and compensation committee. The audit committee has primary authority for overseeing the Company’s risk management activities, generally, and is charged with reviewing and discussing with management the Company’s major risk exposures and the steps management has taken to monitor, control and manage these exposures. The audit committee’s meeting agendas include discussions of individual risk areas throughout the year, as well as an annual summary of the risk management process, including the Company’s risk assessment and risk management guidelines. The compensation committee oversees the Company’s compensation policies generally to determine whether they create risks that are reasonably likely to have a material adverse effect on the Company.

The compensation committee has conducted a comprehensive review of the Company’s compensation structure from the perspective of enterprise risk management and the design and operation of its executive and employee compensation plans, policies and arrangements generally, including the performance objectives and target levels used in connection with our annual performance based bonuses and stock option awards. The compensation committee has concluded that there are no risks arising from the Company’s compensation policies and practices for its employees that are reasonably likely to have a material adverse effect on the Company. Our compensation program as a whole does not encourage or incentivize our executives or other employees to take unnecessary and excessive risks or engage in other activities and behavior that threaten the value of the Company or the investments of its shareholders, as evidenced by the following design features that we believe mitigate risk-taking:

Base Salaries

Base salaries are fixed in amount and thus do not encourage risk taking. While base salary is the only fixed element of compensation that we provide to our executives and other employees, we believe that the amounts paid are sufficient to meet the essential financial needs of these executives and employees. Consequently, our incentive compensation arrangements are intended to reward their performance if, and only to the extent that, the Company and our stockholders also benefit financially from their stewardship.

Performance Based Bonuses

The compensation committee believes the bonus program in fiscal year 2010 appropriately balances risk and the desire to focus executives on specific short-term goals important to the Company’s success. While specific performance criteria are set and communicated in advance, the Company does not consider that the pursuit of these objectives may encourage unnecessary or excessive risk taking or lead to behaviors that focus executives on their individual enrichment rather than the Company’s long-term welfare.

Stock Options

Effective May 28, 2010, Holdco established a new stock option plan, the OHCP HM Acquisition Corp. 2010 Stock Option Plan (the “Option Plan”), pursuant to which Holdco may grant stock options to purchase up to an aggregate of 34,939 shares of its common stock. The Option Plan is administered by the Holdco board of directors. In fiscal year 2010, the Board of Directors granted 25,725 options to purchase common stock to members of executive management. These option grants include both options that are 100% service-based, vesting in equal annual installments over a five-year period, and so do not encourage risk taking, and options that vest based on Company performance either over a five-year period or upon a change of control. As performance is measured over an extended period, executives are not incentivized to achieve only short-term increases in stock price.

The Company believes that the allocation of variable compensation between annual cash incentives and long-term stock option grants is reasonable for the Company given our business objectives.

Code of Ethics

The Company has adopted a code of ethics which applies to its directors, senior officers, including its Chief Executive Officer and its Chief Financial Officer, as well as every employee of the Company. The Company’s code of ethics can be accessed via its website at http://www.hillmangroup.com. The Company intends to disclose amendments to or waivers from a required provision of the code of ethics on Form 8-K.

The executive officers of the Company (including the executive officers of The Hillman Group, Inc.) are set forth below:

Executive Officers

Name and Age	Position with the Company; Five-year Employment History

Max W. Hillman (64)	President and Chief Executive Officer of The Hillman Companies, Inc., Chief Executive Officer of The Hillman Group, Inc., Cincinnati, Ohio. See page 100 for five-year employment history. Mr. Hillman is the brother of Richard P. Hillman.

Richard P. Hillman (62)	President of The Hillman Group, Inc., Cincinnati, Ohio. Mr. Hillman has held such position since 1991. Mr. Hillman is the brother of Max W. Hillman.

James P. Waters (49)	Chief Financial Officer and Secretary of The Hillman Companies, Inc., Cincinnati, Ohio and Vice President, Chief Financial Officer and Secretary of The Hillman Group, Inc., Cincinnati, Ohio. From September 1999 to November 2001, Mr. Waters was Vice President and Chief Financial Officer of The Hillman Group, Inc.

George L. Heredia (52)	Senior Vice President of Engraving for The Hillman Group, Inc., Tempe, Arizona. Mr. Heredia has held various executive positions since April 2000. Prior to April 2000, Mr. Heredia had held the positions of Senior Vice President of Marketing and Senior Vice President of Operations for Axxess Technologies, Inc.

Albert M. Church (42)	Senior Vice President of Sales and Service for The Hillman Group, Inc., Cincinnati, Ohio since March 2007. He joined Hillman in 1995 and had taken on increasing responsibilities. Prior positions include Region Manager, Director of Field Services, Sr. Director of Field Services and Vice President of Field Services.

All executive officers hold office at the pleasure of the board of directors.

Item 11 – Executive Compensation

Compensation Discussion and Analysis

On May 28, 2010, Hillman was acquired by affiliates of Oak Hill Capital Partners (“OHCP”) and certain members of Hillman’s management and Board of Directors. Pursuant to the terms and conditions of an Agreement and Plan of Merger dated as of April 21, 2010, the Company was merged with an affiliate of OHCP with the Company surviving the merger (the “Merger Transaction”). As a result of the Merger Transaction, Hillman is a wholly-owned subsidiary of OHCP HM Acquisition Corp. (“Holdco”).

This Compensation Discussion and Analysis provides an overview and analysis of our compensation programs, the compensation decisions we have made under these programs, and the factors we considered in making these decisions with respect to the compensation earned by the following individuals, who as determined under the rules of the SEC are collectively referred to herein as our “named executive officers” or “NEOs” for fiscal year 2010:

•	Max W. Hillman, Chief Executive Officer and President

•	James P. Waters, Chief Financial Officer and Secretary

•	Richard P. Hillman, President, The Hillman Group, Inc.

•	George L. Heredia, Senior Vice President of Engraving, The Hillman Group, Inc.

•	Albert M. Church, Senior Vice President of Sales and Service, The Hillman Group, Inc.

Overview of the Compensation Program

Compensation Philosophy

The objective of Hillman’s corporate compensation and benefits program is to establish and maintain competitive total compensation programs that will attract, motivate and retain the qualified and skilled work force necessary for the continued success of Hillman. To help align compensation paid to executive officers with the achievement of corporate goals, Hillman has designed its cash compensation program as a pay-for-performance based system that rewards named executive officers for their individual performance and contribution in achieving corporate goals. To remain competitive, the Compensation Committee assesses how each component, including base and performance pay, is validated relative to market values on an annual basis. The Board of Directors’ decisions on compensation for its NEOs are based primarily upon its assessment of the performance of the Company during the given year as measured against its earnings before interest, taxes, depreciation and amortization (“EBITDA”) target and each individual’s performance and potential to enhance long-term stockholder value. The Board relies on judgment and does not have any formal guidelines or formulas for allocating between long-term and currently paid out compensation, cash and non-cash compensation, and among different forms of non-cash compensation for the Company’s NEOs.

Components of Total Compensation

Compensation packages in 2010 for the Company’s NEOs were comprised of the following elements:

Short-Term Compensation Elements

Element	Role and Purpose
Base Salary	Attract and retain executives and reward their skills and contributions to the day-to-day management of our company.

Annual Performance-Based Bonus	Motivate the attainment of annual financial, operational and individual goals by paying bonuses determined by the achievement of specified performance targets with a performance period of one year.

Long-Term Compensation Elements

Element	Role and Purpose
Stock Options	Motivate the attainment of long-term value creation, align executive interests with the interests of our stockholders, create accountability for executives to enhance stockholder value and promote long-term retention by providing for multi-year vesting schedules applicable to these awards that require continued employment with the Company on each vesting date.

Severance and Change of Control Benefits	Promote long-term retention and align the interests of executives with stockholders during the negotiation of a potential change in control transaction which, although in the best interests of stockholders generally, may result in loss of employment for an individual named executive officer.

Benefits

Element	Role and Purpose
Employee Benefit Plans and Perquisites	Promote financial security and provide other benefits commensurate with those offered by peer group companies.

Establishing Compensation Levels

Role of the Compensation Committee and Management

In connection with the Merger Transaction, the following non-employee Board members were designated to serve on the Compensation Committee: Tyler Wolfram, David Jones and Michael Green. The Compensation Committee meets annually to review base salary adjustments, bonus plans and any incentive stock or option awards. The Compensation Committee also reviews the compensation package for all new executive hires.

The key member of management involved in the compensation process is our Chief Executive Officer (“CEO”), Max W. Hillman. Our CEO identifies corporate and individual performance objectives for each NEO, excluding himself, that are used to determine performance pay amounts. Our CEO then presents these goals to the Compensation Committee, which in turn evaluates these goals and either approves or appropriately revises them and presents them to the Board of Directors for review and approval. On an annual basis, a comprehensive report is provided by the CEO to the Compensation Committee on all of Hillman’s compensation programs.

Compensation for the year ended December 31, 2010 for James Waters, Richard Hillman, George Heredia and Albert Church was based on the recommendations of our CEO to the Compensation Committee. Our CEO considered performance during the previous year, if applicable, as well as market data, as described below.

Assessment of Market Data, Peer Comparisons and Benchmarking of Compensation

Target total cash compensation for each NEO is established primarily based on data obtained from various organizations including the Employee Research Association of Cincinnati and the National Association of Manufacturers. The Company seeks to compensate its executives in a comparable manner to the 50th percentile of its peer group members which include companies of a comparable size with similar products and services within its geographic region. The Company did not utilize a compensation consultant during fiscal year 2010.

Determination of CEO Compensation

The Compensation Committee established 2010 compensation for the CEO based on market data and compensation of CEOs at companies of similar size and complexity. The types of market data examined by the Compensation Committee, in making this determination, were surveys from the Profit Planning Group and market studies by Employee Research Association of Cincinnati and the National Association of Manufacturers.

Short Term Compensation Elements

Base Salary

Hillman believes that executive base salaries should be targeted at the median of the range of salaries for executives in similar positions and with similar responsibilities at comparable companies. Base pay is established primarily based on peer group data. Market data is also used to determine the need for salary structure adjustments and annual base pay adjustments, as well as an individual’s performance, experience and/or changes in job responsibilities. The Company also considers other compensation provided to its NEOs such as the value of outstanding options when determining base salary.

The CEO of Hillman recommends executive officers’ base salaries to the Compensation Committee which then reviews and either approves or appropriately adjusts these recommendations on an annual basis. The Company’s Board of Directors approves the base salary of the CEO upon the Compensation Committee’s recommendation.

Annual increases in base salaries are effective on January 31 of the applicable year. The salaries established by the Compensation Committee for our NEOs for fiscal years 2010 and 2009 are set forth below.

Name	2009 Salary	2010 Salary	Percentage Increase
Max W. Hillman	$425,000	$435,000	2.4%
James P. Waters	$250,000	$262,000	4.8%
Richard P. Hillman	$290,000	$298,000	2.8%
George L. Heredia	$243,000	$243,000	0.0%
Albert M. Church	$220,000	$227,000	3.2%

The percentage increase in base salary between fiscal year 2009 and fiscal year 2010 varies between the named executive officers to reflect each individual’s particular skills, responsibilities, experience and prior year performance. The fiscal year 2010 base salary amounts were determined as part of the total compensation paid to each NEO and were not considered, by themselves, as fully compensating the NEOs for their service to the Company.

Annual Performance-Based Bonuses

Pursuant to their employment agreements, each NEO is eligible to receive an annual cash bonus pursuant to the terms of a performance-based bonus plan with targets agreed annually by our CEO and Board of Directors, except with respect to Mr. Church whose targets are stated to be agreed between him and the Company. Each employment agreement specifies the named executive officer’s target and maximum bonus as a percentage of his annual base salary as follows: Max Hillman – target of 65% of annual base salary and maximum of 124% of annual base salary; Richard Hillman – target of 40% of annual base salary and maximum of 80% of annual base salary; James Waters, George Heredia and Albert Church – target of 35% of annual base salary and maximum of 70% of annual base salary. Except with respect to Mr. Church, each executive is also entitled to a reduced annual bonus if between 86% and 99% of the bonus targets are met; if 85% or less of the bonus targets for the applicable year are met, the NEO will not be entitled to receive a bonus.

Annual Performance-Based Bonus (“PBB”) targets are established by the CEO and evaluated and either approved or appropriately adjusted by the Compensation Committee and the Board of Directors. Performance targets are communicated to the NEOs following formal approval by the Compensation Committee, which is normally around late February. Generally, the higher the level of responsibility of the executive within the Company, the greater the portion of that executive’s targeted bonus compensation. In 2010 bonus objectives for all executives were based on criteria relating to the Company’s performance including earnings before interest, taxes, depreciation and amortization (“EBITDA”), gross margin dollars, gross margin percentage, return on net tangible assets (“ROANTA”), safety metrics and personal management objectives (“PMOs”). All NEOs have 30% of their bonus based on a corporate EBITDA target, 15% based on corporate gross margin percentage and 10% based on a corporate safety metric. NEOs with responsibility for sales activity including Rick Hillman, George Heredia and Albert Church have 30% of their bonus on achieving a gross margin target for their specific areas of responsibility. Mick Hillman has both sales and asset management responsibilities and, thus, has 15% allocated to gross margin achievement and 15% to ROANTA. James Waters has asset management responsibilities and, thus, has 30% allocated to ROANTA. For all of the NEOs, the remaining 15% is based on specific PMOs which are based on the attainment of certain individual project or sales milestones.

The chart below shows the relative weight of each criteria with respect to each NEO for purposes of determining the 2010 Performance Based Bonus award:

Name	EBITDA	GM$	GM%	ROANTA	Safety	PMOs
Max W. Hillman	30%	15%	15%	15%	10%	15%
James P. Waters	30%	—	15%	30%	10%	15%
Richard P. Hillman	30%	30%	15%	—	10%	15%
George L. Heredia	30%	30%	15%	—	10%	15%
Albert M. Church	30%	30%	15%	—	10%	15%

The chart below shows the total payments made under the PBB plan for 2010 and 2009 to each of our named executive officers:

Name	2009 Bonus	2010 Bonus	Percentage Decrease
Max W. Hillman	$368,900	$232,250	37.0%
James P. Waters	$175,000	$80,318	54.1%
Richard P. Hillman	$162,400	$82,051	49.5%
George L. Heredia	$119,070	$59,771	49.8%
Albert M. Church	$129,275	$81,083	37.3%

In 2009, maximum bonus targets were achieved for EBITDA, Safety, ROANTA and PMOs for all executives. Gross margin and gross margin percent exceeded target.

In 2010, the EBITDA payout was 2.3% below the targeted EBITDA goal of $84,377. The gross margin percent was below the threshold for bonus payout of 51.4%. ROANTA of 55.3% was 10.9% above the bonus target and the safety bonus payout was at the bonus target of 37 recordable accidents. Gross margin dollar and PMO were generally below target.

The bonus awards were determined as part of the total compensation paid to each NEO and were not considered, by themselves, as fully compensating the NEOs for their services.

Long Term Compensation Elements

Stock Options

Prior to the Merger Transaction, Albert Church received grants of nonqualified stock options to purchase shares of Class B common stock of The Hillman Companies, Inc. pursuant to The Hillman Companies, Inc. Second Amended and Restated 2004 Stock Option Plan. In connection with the Merger Transaction, all options outstanding under this plan were vested and cancelled in return for a cash payment equal to the per share merger consideration less the applicable exercise price. Max Hillman, Jim Waters, Richard Hillman and George Heredia were parties to an executive securities agreement pursuant to which they were granted Preferred Options to purchase Class A shares of The Hillman Companies, Inc. and Preferred Options to purchase Class A shares of The Hillman Investment Company. These options were also cancelled and cashed out in connection with the Merger Transaction, such that all equity compensation held by our named executive officers was cancelled and cashed out upon consummation of the Merger Transaction.

Effective May 28, 2010, Holdco established a new stock option plan, the OHCP HM Acquisition Corp. 2010 Stock Option Plan (the “Option Plan”), pursuant to which Holdco may grant stock options to purchase up to an aggregate of 34,939.0 shares of its common stock. The Option Plan is administered by the Holdco board of directors. The Holdco board of directors determines the terms of each option grant under the Option Plan, except that the exercise price of any granted options may not be lower than the fair market value of one share of common stock of Holdco as of the date of grant.

Stock options granted in 2010 under the Option Plan for each of the NEOs are divided into three equal vesting tranches. The first tranche is a service-based award which vests ratably over five years, subject to the optionee’s continued employment with Hillman on each vesting date. The second tranche is performance-based and vests ratably over five years, subject to both the optionee’s continued employment on each vesting date and the achievement of Company performance targets. The third tranche of each stock option grant is outcome-based and depends on OHCP receiving a certain rate of return upon a change in control, provided the optionee is still employed by the Company at the time of such change in control. The division of the option awards into three types of vesting criteria is to equally reward the executives for service to the Company, improvement in financial performance and creating shareholder value.

Severance and Change in Control Benefits

In addition to the above, pursuant to the terms of each NEO’s employment agreement, the NEOs are eligible to receive severance payments and benefits in the event their employment is terminated without Cause or they resign for Good Reason. The payments of certain benefits are accelerated if such termination or resignation results from a change in control. The payments provided for under the employment agreements in the event of termination without cause or resignation for good reason following a change in control are designed to assure the Company of the continued employment and attention and dedication to duty of these key management employees and to seek to ensure the availability of their continued service, notwithstanding the possibility or occurrence of a change in control of the Company and their resultant termination. The amount of severance payable both in the event of and independently from a change in control is an amount the Company has determined is necessary to remain competitive in the marketplace for executive talent. See “Potential Payments Upon Termination or Change in Control” for additional information.

Employee Benefits Plans and Perquisites

Executives are eligible to participate in the same health and benefit plans available to all employees including health insurance, dental, vision, term life and disability insurance. All executives are entitled to four weeks of paid vacation. In addition, the NEOs are eligible to participate in the Company’s Defined Contribution Plan (401(k) Plan) and the Hillman Nonqualified Deferred Compensation Plan, both described below.

Defined Contribution Plan

The Company’s NEOs and certain other employees are covered under a 401(k) retirement savings plan (“Defined Contribution Plan”). The plan provides for a matching contribution for eligible employees of 50% of each dollar contributed by the employee up to 6% of the employee’s compensation. In addition, the Defined Contribution Plan provides a discretionary annual contribution in amounts authorized by the Board, subject to the terms and conditions of the plan.

Nonqualified Deferred Compensation Plan

All executives and certain senior managers are eligible to participate in the Hillman Nonqualified Deferred Compensation Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan allows eligible employees to defer up to 100% of their annual base salary and bonus. The Company contributes a matching contribution of 25% on the first $10,000 of salary and bonus deferrals.

Perquisites

Each of the NEOs receives the choice of the use of a company car or a monthly car allowance of up to $1,050 per month. The President and Chief Executive Officer approve car expense amounts annually and report those amounts to the Compensation Committee. Mr. Max Hillman receives up to $500 per month as reimbursement for country club dues which are used for business and client development purposes. The Company does not have any equity or security ownership guidelines for executives. The Company does not consider the accounting and tax treatment of the particular forms of compensation awarded to executives when determining compensation awards.

Compensation Committee Report

The Compensation Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 for filing with the Securities and Exchange Commission.

Respectfully Submitted,

The Compensation Committee

Tyler Wolfram

Dave Jones

Michael Green

The information contained in the Compensation Committee Report above shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent specifically incorporated by reference therein.

Summary Compensation Table

The following table sets forth compensation that the Company’s principal executive officer, principal financial officer and each of the next three highest paid executive officers of the Company (collectively, the “NEOs”) earned during the years ended December 31, 2010, December 31, 2009, and December 31, 2008 in each executive capacity in which each NEO served. Max Hillman served as both an officer and director, but did not receive any compensation with respect to his role as a director.

Name and Principal Position	Year	Salary ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	Nonqualified Deferred Compensation Earnings ($)(4)	All Other Compensation ($)(5)	Total ($)
Max W. Hillman President and CEO The Hillman Companies, Inc.	2010	433,846	—	232,250	—	31,895	697,991
	2009	425,000	—	368,900	—	28,592	822,492
	2008	424,182	—	207,506	—	36,503	668,191
James P. Waters CFO and Secretary The Hillman Companies, Inc.	2010	260,615	—	80,318	—	12,148	353,081
	2009	237,308	—	175,000	—	8,298	420,606
	2008	218,615	—	57,750	—	11,429	287,794
Richard P. Hillman President The Hillman Group, Inc.	2010	297,077	—	82,051	—	19,800	398,928
	2009	290,000	—	162,400	—	6,825	459,225
	2008	289,231	—	87,000	—	13,228	389,459
George L. Heredia Senior VP of Engraving The Hillman Group, Inc.	2010	243,000	—	59,771	—	17,476	320,247
	2009	243,000	—	119,070	—	15,058	377,128
	2008	242,615	—	51,231	—	16,150	309,996
Albert M. Church Senior VP of Sales and Service The Hillman Group, Inc.	2010	226,192	—	81,083	—	72,874	380,149
	2009	220,000	—	139,535	—	183,057	542,592
	2008	205,000	—	78,630	—	63,038	346,668

(1)	Represents base salary including any deferral of salary into the Hillman Nonqualified Deferred Compensation Plan. Base salary adjustments are effective January 31 of each fiscal year.
(2)	In November 2010, each of the NEOs was granted options to purchase shares of common stock under the OHCP HM Acquisition Corp. 2010 Stock Option Plan. The amount included in the “Option Awards” column represents the grant date fair value of options issued calculated in accordance with FASB ASC Topic 718. See Note 14, Stock-Based Compensation, to the accompanying consolidated financial statements for details.

There were no option awards for any of the NEOs in 2008 or 2009.

(3)	Represents earned bonus for services rendered in each year based on achievement of performance goals.
(4)	There were no above market earnings in the Hillman Nonqualified Deferred Compensation Plan for the NEOs.

(5)	All other compensation consists of the following:

Name and Principal Position	Year	Matching Contribution to Hillman Retirement Savings and 401 (k) Plan ($)	Matching Contribution to Non-Qualified Deferred Compensation Plan ($)	Personal Use/ Car Allowance ($)	Country Club Dues ($)	Relocation Expenses ($)	Total
Max W. Hillman	2010	11,863	2,500	12,325	5,207	—	31,895
	2009	3,746	—	12,600	12,246	—	28,592
	2008	6,971	2,500	12,600	14,432	—	36,503
James P. Waters	2010	8,859	2,500	789	—	—	12,148
	2009	5,559	1,971	768	—	—	8,298
	2008	6,334	2,500	2,595	—	—	11,429
Richard P. Hillman	2010	11,919	2,500	5,381	—	—	19,800
	2009	4,056	1,971	798	—	—	6,825
	2008	7,173	2,500	3,555	—	—	13,228
George L. Heredia	2010	9,076	—	8,400	—	—	17,476
	2009	6,658	—	8,400	—	—	15,058
	2008	7,750	—	8,400	—	—	16,150
Albert M. Church	2010	5,198	2,500	1,420	—	63,756	72,874
	2009	2,229	1,550	1,060	—	178,218	183,057
	2008	2,693	2,500	1,034	—	56,811	63,038

Grants of Plan-Based Awards Table for Fiscal Year 2010

The following table presents information with respect to each NEO’s eligibility to receive a cash bonus under our performance bonus plan and each stock option award made to our named executive officers under the OHCP HM Acquisition Corp. 2010 Stock Option Plan in fiscal year 2010. No equity awards, other than stock options, were granted during fiscal year 2010.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)		All Other Option Awards; Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Option Awards ($)(2)
		Target ($)	Maximum ($)
Max W. Hillman	11/23/2010	282,750	539,400	4,200	1,000	0
James P. Waters	11/23/2010	91,700	183,400	2,625	1,000	0
Richard P. Hillman	11/23/2010	119,200	238,400	2,625	1,000	0
George L. Heredia	11/23/2010	85,050	170,100	1,575	1,000	0
Albert M. Church	11/23/2010	79,450	158,900	2,100	1,000	0

(1)	This column shows performance-based bonus awards that each NEO is entitled to receive pursuant to the terms of each executive’s employment agreement and the Company’s performance bonus plan. As further detailed in the Compensation Discussion & Analysis, each employment agreement specifies the named executive officer’s target and maximum bonus as a percentage of his annual base salary as follows: Max Hillman – target of 65% of annual base salary and maximum of 124% of annual base salary; Richard Hillman – target of 40% of annual base salary and maximum of 80% of annual base salary; James Waters, George Heredia and Albert Church – target of 35% of annual base salary and maximum of 70% of annual base salary. Except with respect to Mr. Church, each executive is also entitled to a reduced annual bonus if between 86% and 99% of the bonus targets are met; if 85% or less of the bonus targets for the applicable year are met, the NEO will not be entitled to receive a bonus.
(2)	This column shows the grant date fair value of the stock options calculated in accordance with FASB ASC Topic 718. See Note 14, Stock-based Compensation, to the accompanying consolidated financial statements for the year ended December 31, 2010 for additional details.

Employment Agreements

The Company has an employment agreement in effect with each of its named executive officers. In connection with the Merger Transaction, each named executive officer (except Mr. Heredia who did not have an existing employment agreement in effect prior to the Merger Transaction) entered into a letter agreement amendment to their employment agreement. This letter agreement amendment also made certain changes to each executive’s post-employment rights and obligations, as further detailed below and under ‘Potential Payments Upon Termination or Change in Control’.

Max W. Hillman, President and Chief Executive Officer

Max W. Hillman entered into a four-year employment agreement with the Company effective as of the merger with CHS on March 31, 2004, which was amended and restated on December 21, 2008 but became effective March 31, 2008. The employment agreement, as amended and restated, was for an initial term of three years beginning March 31, 2008 and automatically renews for successive one year terms thereafter unless either the Company or Mr. Hillman provides notice of non-renewal at least 180 days in advance of the expiration of the then-current term. The agreement provides for an initial annual base salary and eligibility to earn an annual cash bonus in a specified target and maximum amount, subject to the achievement of certain performance targets determined by the Board of Directors each calendar year. He is also entitled to reimbursement for the reasonable expenses of leasing or buying a car up to $1,050 per month, and of club membership up to $500 per month. During the term of the amended employment agreement, Mr. Hillman is eligible to participate in the Company’s 401(k) Plan and Deferred Compensation Plan.

Mr. Hillman’s employment agreement requires him not to disclose at any time confidential information of the Company or any third party to which the Company has a duty of confidentiality and to assign to the Company all intellectual property developed during employment. Mr. Hillman is also required not to compete with the Company during employment and for one year thereafter (or two years thereafter if employment is terminated without Cause or for Good Reason) and not to solicit the employees, customers or business relations of the Company, including by making disparaging statements about the Company, during employment and for two years thereafter.

In connection with the Merger Transaction, Max Hillman entered into a letter agreement amendment with the Company which established a new initial term commencing on May 28, 2010 and continuing for three years thereafter and confirmed his then-current 2010 annual base salary, subject to subsequent annual review.

James P. Waters, Chief Financial Officer

The material terms of Mr. Waters’ employment agreement, as amended and restated, and his letter agreement amendment are the same as Max Hillman’s, except that he is only entitled to reimbursement of automobile expenses up to $700 per month and he is not entitled to reimbursement of club membership.

Richard P. Hillman, President of The Hillman Group, Inc.

The material terms of Richard Hillman’s employment agreement, as amended and restated, and his letter agreement amendment are the same as Mr. Waters’, except that his new initial term continues for only one year from May 28, 2010 and following completion of this initial one year term he will continue to devote 75% of his business time and attention to the Company for an additional one year period and will receive an amount equal to 75% of his current annual base salary during that time. Additionally, his non-compete obligations only apply for one year post-termination in all circumstances.

George L. Heredia, Senior Vice President of Engraving

George L. Heredia entered into an employment agreement with the Company effective as of the Merger Transaction on May 28, 2010. The material terms of Mr. Heredia’s employment agreement are the same as those in Mr. Waters’ employment agreement, and incorporate the terms of Mr. Waters’ letter agreement amendment, except that the Company is only required to give 90 days notice of its election not to renew the agreement, rather than 180 days notice.

Albert M. Church, Senior Vice President of Sales and Service

Albert M. Church entered into an employment agreement with the Company effective January 14, 2008. The employment agreement was for an initial term of three years beginning January 14, 2008 and automatically renews for successive one year terms thereafter unless either the Company or Mr. Church provides notice of non-renewal at least 60 days in advance of the then-current term. The agreement provides for an initial annual base salary of $220,000 and eligibility to earn an annual cash bonus in a target amount equal to 35% of his annual base salary and a maximum amount equal to 70% of his annual base salary, subject to the achievement of certain performance targets determined by the Board of Directors each calendar year. During the term of the employment agreement, Mr. Church will be eligible to participate in the Company’s 401(k) Plan and Deferred Compensation Plan.

Mr. Church’s employment agreement requires him not to disclose at any time confidential information of the Company or any third party to which the Company has a duty of confidentiality and to assign to the Company all intellectual property developed during employment. The agreement also requires Mr. Church not to compete with the Company during employment and for one year thereafter (or two years thereafter if his employment is terminated by the Company without Cause or he resigns for Good Reason during the initial term) and not to solicit the employees, customers or business relations of the Company, including by making disparaging statements about the Company, during employment and for two years thereafter.

Stock Option Award Agreements

Pursuant to each named executive officer’s stock option award agreement, all stock options granted in 2010 under the OHCP HM Acquisition Corp. 2010 Option Plan were divided into three equal vesting tranches. The first tranche is a service-based award which vests 20% annually until fully vested on the fifth anniversary of the Merger Transaction, subject to the optionee’s continued employment with Hillman on each such vesting date. The second tranche is performance-based and vests 20% on December 31, 2010 and on each anniversary thereafter subject to both the optionee’s continued employment with the Company on each such vesting date and the Company’s achievement of the applicable performance goal specified in the table below. The performance-based option targets are cumulative, such that if a portion of the performance-based options fails to vest because the applicable annual performance goal is not achieved, such portion of the options will still vest if the cumulative performance goal is met in a later period.

Fiscal Year	Annual Performance Goal	Cumulative Performance Goal
2010	$85,000,000 of Adjusted EBITDA	$85,000,000 of Adjusted EBITDA
2011	$92,000,000 of Adjusted EBITDA	$177,000,000 of Adjusted EBITDA
2012	$100,000,000 of Adjusted EBITDA	$277,000,000 of Adjusted EBITDA
2013	$110,000,000 of Adjusted EBITDA	$387,000,000 of Adjusted EBITDA
2014	$120,000,000 of Adjusted EBITDA	$507,000,000 of Adjusted EBITDA

For purposes of these stock option awards, “Adjusted EBITDA” means annual Adjusted EBITDA (net of the payment of management incentive bonuses) calculated consistently with the Company’s historical practice and equitably adjusted, at the sole discretion of the Option Committee, for extraordinary or non-recurring items (including one-time transaction fees and expenses), corporate mergers and acquisitions, and changes in corporate accounting policies.

Upon a change in control, all time-based options will vest if the OH IRR (as defined below) calculated immediately following such change in control equals or exceeds 15% and all performance-based options will vest if such OH IRR equals or exceeds 20%. However, if the vesting of these time-based or performance-based options, as applicable, together with the vesting of all other outstanding stock options, would cause the OH IRR to drop below 15% or 20% as applicable, then the vesting of such options, together with similar time-based or performance-based options, as applicable, granted to other employees, will be reduced in the discretion of the Option Committee so that the OH IRR does not drop below 15% or 20% as applicable.

The third tranche of each stock option grant is outcome-based. Subject to the optionee’s continuous employment with the Company through the consummation of a change in control, 50% of the outcome-based options will vest if the Option Committee determines that the OH IRR calculated immediately following such change in control equals or exceeds 15% and if such OH IRR equals or exceeds 20% then the remaining 50% will vest. However, if the vesting of these outcome-based options, together with the vesting of all other outstanding stock options, would cause the OH IRR to drop below 15% or 20% as applicable, then the vesting of such options, together with similar outcome-based options granted to other employees, will be reduced in the discretion of the Option Committee so that the OH IRR does not drop below 15% or 20% as applicable.

For purposes of these stock option awards, “OH IRR” means the discount rate (compounded annually) that causes (i) the present value as of May 28, 2010, of all amounts actually received by Oak Hill Capital Partners III, L.P., Oak Hill Capital Management Partners III, L.P., related Oak Hill partnerships and their respective limited partners and affiliates in respect of their shares of Holdco common stock to equal (ii) the present value as of May 28, 2010, of all investments in Holdco made by such Oak Hill investors.

If the optionee’s employment is terminated for any reason other than for Cause or due to the optionee’s retirement, all outcome-based options held by such optionee will remain outstanding and eligible to vest during the twelve month period following termination of employment. Any remaining unvested time-based and performance-based portion of the option will be automatically forfeited on termination for any reason and the vested portions will remain exercisable until the earlier of 12 months following termination and the original expiration date of the option. Additionally, for Max and Richard Hillman only, on termination due to their retirement, their vested options will remain outstanding until the original expiration date. On termination for Cause the entire stock option, whether vested or unvested, will be forfeited.

Outstanding Equity Awards at 2010 Fiscal Year-End

The following table sets forth the number of unexercised options held by the NEOs at December 31, 2010. No stock awards were outstanding at the end of fiscal year 2010.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Max W. Hillman	—	1,400	2,800	1,000	11/23/2020
James P. Waters	—	875	1,750	1,000	11/23/2020
Richard P. Hillman	—	875	1,750	1,000	11/23/2020
George L. Heredia	—	525	1,050	1,000	11/23/2020
Albert M. Church	—	700	1,400	1,000	11/23/2020

As all outstanding option awards were granted during fiscal year 2010, the vesting terms of such awards are described above in the narrative following the Grants of Plan-Based Awards Table for Fiscal Year 2010.

Option Exercises and Stock Vested During Fiscal Year 2010

The following table sets forth the number of options exercised by the NEOs during the year ended December 31, 2010. There were no stock awards outstanding or eligible for vesting during fiscal year 2010.

Name	Option Awards
	Number of Shares Acquired on Exercise (#)		Value Realized on Exercise ($)
Max W. Hillman	3,247 2,265	(1) (2)	3,341,795 2,192,198	(4) (4)

James P. Waters	683 476	(1) (2)	667,776 438,057	(4) (4)

Richard P. Hillman	1,389 969	(1) (2)	1,429,896 938,005	(4) (4)

George L. Heredia	717 500	(1) (2)	737,649 483,894	(4) (4)

Albert M. Church	91.495	(3)	1,446,852	(5)

(1)	Class A Preferred Shares of The Hillman Companies, Inc.
(2)	Class A Preferred Shares of The Hillman Investment Company, a previously wholly-owned subsidiary of The Hillman Companies, Inc.
(3)	Class B Common Stock received upon exercise of stock options granted under the 2004 Stock Option Plan.

(4)	In connection with the Merger Transaction all Class A Preferred Options of The Hillman Companies, Inc. and Class A Preferred Options of The Hillman Investment Company (“Preferred Options”) were cancelled with each holder receiving cash proceeds equal to the liquidation value less the applicable exercise price of the Preferred Options. Value realized is calculated based on the cash proceeds received for the Preferred Options.
(5)	In connection with the Merger Transaction the 2004 Stock Option Plan was terminated and all Class B Common Stock Options were cancelled with each holder receiving cash proceeds equal to the per share merger consideration less the applicable exercise price of the Class B Common Options. Value realized is calculated based on the cash proceeds received for the Class B Common Stock Options.

Nonqualified Deferred Compensation for Fiscal Year 2010

All executives and certain senior managers are eligible to participate in the Hillman Nonqualified Deferred Compensation Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan allows eligible employees to defer up to 100% of their annual base salary and bonus. The Company contributes a matching contribution of 25% on the first $10,000 of salary and bonus deferrals. Participants in the Deferred Compensation Plan can choose to invest amounts deferred and the matching company contribution in a variety of mutual fund investments. A separate account is maintained for each participant in the Deferred Compensation Plan, reflecting hypothetical contributions, earnings, expenses and gains or losses.

The following table sets forth activity in the Deferred Compensation Plan for the NEOs for the year ended December 31, 2010:

Name	Executive Contributions in Last FY ($)(1)	Registrant Contributions in Last FY ($)(2)	Aggregate Earnings in Last FY ($)(3)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
Max W. Hillman	13,015	2,500	161,343	-8,123	1,989,598
James P. Waters	62,924	2,500	14,926	0	224,940
Richard P. Hillman	62,188	2,500	30,608	-147,426	324,480
George L. Heredia	0	0	0	0	0
Albert M. Church	11,310	2,500	3,181	-9,045	24,919

(1)	The amounts in this column represent the deferral of base salary and bonuses and are also included in the Summary Compensation Table in the Salary and Non-Equity Incentive Plan Compensation columns, as appropriate.
(2)	The amounts in this column are also included in the Summary Compensation Table in the All Other Compensation column.
(3)	Earnings in the Hillman Nonqualified Deferred Compensation Plan are excluded from the Salary and Non-Equity Incentive Plan Compensation columns in the Summary Compensation Table.

Potential Payments Upon Termination or Change in Control

Pursuant to the terms of their employment agreements and (excluding Mr. Heredia who did not have an existing employment agreement in effect prior to the Merger Transaction) the letter agreement amendments entered into in connection with the Merger Transaction, each named executive officer is entitled to the following severance payments and benefits under the circumstances detailed below.

Max W. Hillman, President and Chief Executive Officer

If Mr. Hillman’s employment is terminated without cause (as defined below) or if he resigns with good reason (as defined below), during the initial term of his employment agreement, then the Company is required to pay Mr. Hillman (a) his then current base salary for a period of two years following termination, (b) an amount equal to the greater of the annual average bonus paid to him during the three years preceding the year in which termination occurs or the last bonus paid to him prior to termination (the “Termination Bonus Amount”) payable in a lump sum in the year following the year in which termination occurs, and (c) a prorated portion of his annual bonus, if any, for the year in which termination occurs.

In addition, Mr. Hillman would be entitled to health insurance continuation coverage at the Company’s expense for one year following the termination of his employment, and he would be eligible to participate in the Company’s group life and disability insurance programs under the same terms and conditions that apply to all employees at the Company’s expense for six months following termination of his employment. If Mr. Hillman is terminated without cause or if he resigns with good reason after the initial term of his employment agreement, he would receive the same compensation and benefits as if termination had occurred during the initial term except that he will only be entitled to 50% of the Termination Bonus Amount.

All severance payments and benefits are conditioned upon Mr. Hillman executing a release of claims against the Company and continuing to comply with the restrictive covenants contained in his employment agreement.

In the event of a change in control (as defined below), and within 90 days following the change in control, Mr. Hillman’s employment is terminated without cause or Mr. Hillman resigns for good reason, then, subject to his execution of a release of claims against the Company, Mr. Hillman is entitled to receive a lump sum payment 30 days after such termination or resignation in an amount equal to the sum of his then current base salary and the Termination Bonus Amount, or 50% of the Termination Bonus Amount if such termination or resignation occurs after the initial term. He will also be entitled to receive a prorated portion of his annual bonus, if any, for the year in which termination occurs.

Upon termination or resignation for any reason except due to death or non-renewal, the Company will use commercially reasonable efforts to allow him to participate in the Company’s group health coverage at his sole expense. Additionally, with respect to Max Hillman and Richard Hillman only, if his employment terminates prior to his reaching age 65, the Company will use commercially reasonable efforts to allow him to participate in the Company’s group health coverage until age 65 at his sole expense.

Upon termination due to death, disability or non-renewal, Mr. Hillman will be entitled to receive a prorated portion of his annual bonus, if any, for the year in which termination occurs.

For purposes of Max Hillman’s employment agreement, “cause” means (i) willful failure to substantially perform duties under the employment agreement, other than due to disability; (ii) willful act which constitutes gross misconduct or fraud and which is injurious to Hillman; (iii) conviction of, or plea of guilty or no contest, to a felony or (iv) material breach of confidentiality, non-compete or non-solicitation agreements with Hillman which is not cured within ten (10) days after written notice from Hillman.

For purposes of Max Hillman’s employment agreement, “good reason” means (i) any material diminution in his position, authority or duties with the Company, (ii) the Company reassigning him to work at a location that is more than 75 miles from his current work location, (iii) to the extent he is entitled to a seat on the Hillman board of directors, his removal from the board without cause, (iv) any amendment to the Company’s bylaws which results in a material and adverse change to the officer and director indemnification provisions contained therein or (v) a material breach of the compensation, benefits, term and severance provisions of the Agreement by the Company, which is not cured within 10 days following written notice from Mr. Hillman.

For purposes of Max Hillman’s employment agreement, “change in control” means any transaction or series of transactions pursuant to which any person(s) or a group of related persons in the aggregate acquire(s) (i) capital stock of Hillman possessing the voting power (other than voting rights accruing only in the event of a default, breach or event of noncompliance) to elect a majority of the board of Hillman or (ii) all or substantially all of Hillman’s assets determined on a consolidated basis, excluding an initial public offering.

James P. Waters, Chief Financial Officer

The severance and termination provisions in James Waters’ employment agreement and his letter agreement amendment are the same as Max Hillman’s, except that removal from the Hillman board of directors does not constitute Good Reason as James Waters is not a director.

Richard P. Hillman, President of The Hillman Group, Inc.

The severance and termination provisions in Richard Hillman’s employment agreement and his letter agreement amendment are the same as Max Hillman’s, except that (i) removal from the Hillman board of directors does not constitute Good Reason as Richard Hillman is not a director, and (ii) he is only entitled to one year of base salary continuation following termination by the Company without cause or his resignation for good reason.

George L. Heredia, Senior Vice President of Engraving

The severance and termination provisions in George Heredia’s employment agreement are the same as those in Max Hillman’s employment agreement, except that (i) Hillman is only required to pay Mr. Heredia his then current base salary for a period of one year following termination rather than two years following termination, (ii) removal from the Hillman board of directors does not constitute Good Reason as George Heredia is not a director, and (iii) Hillman has a 10 day period to cure all circumstances otherwise constituting Good Reason.

Albert M. Church, Senior Vice President of Sales and Service

If Mr. Church is terminated without cause (the definition of which is the same as in Max Hillman’s employment agreement) or if he resigns with good reason (as defined below), during the initial term of his employment agreement, then the Company is required to pay Mr. Church (a) his then current base salary for a period of two years following termination, (b) an amount equal to the greater of the annual average bonus paid to him during the three years preceding the year in which termination occurs or the last bonus paid to him prior to termination (the “Termination Bonus Amount”) payable in a lump sum in the year following the year in which termination occurs,(c) a prorated portion of his annual bonus, if any, for the year in which termination occurs, and (d) reimbursement for the cost of relocating back to North Carolina.

In addition, for one year following the termination of his employment Mr. Church would be entitled to health insurance continuation coverage and would be eligible to participate in the Company’s group life and disability insurance programs under the same terms and conditions that apply to all employees, in each case at the Company’s expense.

If Mr. Church’s employment is terminated without cause or if he resigns with good reason after the initial term of his employment agreement, he would receive (a) his then current base salary for a period of one year following termination, (b) 50% of the Termination Bonus Amount payable in a lump sum in the year following the year in which termination occurs,(c) a prorated portion of his annual bonus, if any, for the year in which termination occurs, and (d) if less than five years have passed since his move to Cincinnati, Ohio, reimbursement for the cost of relocating back to North Carolina. In addition, for six months following termination of his employment Mr. Church would be entitled to health insurance continuation coverage and would be eligible to participate in the Company’s group life and disability insurance programs under the same terms and conditions that apply to all employees, in each case at the Company’s expense.

All severance payments and benefits are conditioned upon Mr. Church executing a release of claims against the Company and continuing to comply with the restrictive covenants contained in his employment agreement.

Mr. Church’s employment agreement does not contain special provisions regarding termination or resignation following a change in control.

Upon termination or resignation for any reason except due to death or non-renewal, the Company will use commercially reasonable efforts to allow him to participate in the Company’s group health coverage at his sole expense. Upon termination due to death, disability or non-renewal, Mr. Church will be entitled to receive a prorated portion of his annual bonus, if any, for the year in which termination occurs.

For purposes of Albert Church’s employment agreement, “good reason” means (i) any material diminution in his position, authority or duties with the Company, (ii) the Company reassigning him to work at a location that is more than 75 miles from the Company’s corporate headquarters in Cincinnati, Ohio, or (iii) a material breach of the compensation, benefits, term and severance provisions of the Agreement by the Company, which is not cured within 10 days following written notice from Mr. Church.

Below is a table that shows the severance payments and benefits that each NEO would receive upon (1) the death or disability of the NEO, (2) termination of the NEO for cause or the NEO’s resignation without good reason, (3) termination of the NEO without cause or the NEO’s resignation for good reason in the absence of a change in control and (4) termination of the NEO without cause or the NEO’s resignation for good reason within 90 days after a change in control, in each case assuming such termination occurred on December 31, 2010.

Name	Death or disability of named executive officer	Termination of named executive officer for cause or resignation without good reason	Termination without cause or resignation for good reason (during initial term) (1)	Termination without cause or resignation for good reason (following initial term) (2)	Termination as a result of a change in control (during initial term) (3)	Termination as a result of a change in control (following initial term) (4)
Max W. Hillman	$—	$—	$1,150,658	$1,004,776	$704,552	$569,776
James P. Waters	$—	$—	$643,374	$576,178	$366,356	$314,178
Richard P. Hillman	$—	$—	$701,589	$635,242	$400,484	$345,242
George L. Heredia	$—	$—	$334,708	$281,345	$319,691	$281,345
Albert M. Church	$—	$—	$561,807	$500,395	$319,789	$273,395

(1)	Represent two years of the NEO’s current base salary plus the greater of the annual average bonus paid to him during the preceding three years or the 2010 bonus plus the value of one year of health care continuation at the Company’s expense. For purposes of determining the value of health care continuation we used the current Company cost for the coverage. For Max Hillman and Rick Hillman, the amount is $11,606 and for James Waters, George Heredia and Albert Church the amount is $15,018.
(2)	Represent two years of the NEO’s current base salary plus 50% of the greater of the annual average bonus paid to him during the preceding three years or the 2010 bonus.
(3)	Represent one year of the NEO’s current base salary plus the greater of the annual average bonus paid to him during the preceding three years or the 2010 bonus.
(4)	Represent one year of the NEO’s current base salary plus 50% of the greater of the annual average bonus paid to him during the preceding three years or the 2010 bonus.

Director Compensation for Fiscal Year 2010

The following table sets forth compensation earned by the Company’s directors during the year ended December 31, 2010.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(6)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	Total ($)
Tyler Wolfram (1)	0	NA	0	0
Michael Green (1)	0	NA	0	0
Kevin Mailender (1)	0	NA	0	0
David Jones (2)	43,750	0	0	43,750
Alan Lacy (2)	29,200	0	0	29,200
Robert Caulk (2)	29,200	0	0	29,200
Maurice P. Andrien, Jr. (3)	37,200	NA	0	37,200
Max W. Hillman (4)	0	NA	0	0
Andrew W. Code (5)	0	NA	0	0
Peter M. Gotsch (5)	0	NA	0	0
Larry Wilton (5)	8,000	NA	0	8,000
Shael J. Dolman (5)	0	NA	0	0

(1)	Mr. Wolfram, Mr. Mailender and Mr. Green were elected to the Board of Directors effective May 28, 2010. They are employed and compensated by OHCP and were not compensated for their services on the Board during the year ended December 31, 2010.
(2)	Mr. Jones, Mr. Caulk and Mr. Lacy were elected to the Board of Directors effective May 28, 2010. Mr. Caulk and Mr. Lacy are entitled to receive an annual Board fee of $50,000. Mr. Jones is entitled to an annual Board fee of $75,000. Additionally, on December 23, 2010, Mr. Jones, Mr. Caulk and Mr. Lacy were granted options to purchase 3,436, 1,718 and 430 shares of Holdco common stock, respectively. Mr. Jones and Mr. Lacy’s options vest 20% each year over a five year period on the anniversary of the Merger Transaction provided that no portion of the option vests if the internal rate of return on the investment in the Company, as determined by Oak Hill Capital, does not exceed 8%. Mr. Caulk’s options are divided into two equal vesting tranches. The first vests 20% each year over a five year period on the anniversary of the Merger Transaction. The second tranche is outcome-based and depends on OHCP receiving a certain rate of return upon a change in control.
(3)	Mr. Andrien received $8,000 in Board fees prior to the Merger Transaction. Effective May 28, 2010 he is entitled to receive annual Board fees of $50,000. Additionally, on January 4, 2011 he was granted options to purchase 300 shares of Holdco common stock. Mr. Andrien’s options are divided into two equal vesting tranches. The first vests 20% each year over a five year period on the anniversary of the Merger Transaction. The second tranche is outcome-based and depends on OHCP receiving a certain rate of return upon a change in control.
(4)	Mr. Hillman also serves as the Company’s Chief Executive Officer. The compensation awarded to him in this capacity is represented in the Summary Compensation Table. He is not compensated in his role as a Director.

(5)	Mr. Wilton, Mr. Gotsch, Mr. Code and Mr. Dolman resigned from the Board of Directors effective May 28, 2010.
(6)	The amounts in this column represent the grant date fair value of the option awards calculated in accordance with FASB ASC Topic 718. These are the only stock option awards currently held by any of the Company’s directors, excluding Max W. Hillman who received stock options in his capacity as an executive as described in the Compensation Discussion and Analysis and accompanying tables and Mr. Andrien who received a stock option grant in fiscal year 2011 as detailed in footnote 3 above.

Directors do not receive any perquisites or other personal benefits from the Company.

Item 12 – Security Ownership of Certain Beneficial Owners and Management.

All of the outstanding shares of capital stock of Hillman Group are owned by Hillman Investment, all of whose shares are owned by Hillman. All of the outstanding shares of capital stock of Hillman are owned by the Purchaser. All of the shares of capital stock of the Purchaser are owned by Oak Hill Capital Partners III, L.P., Oak Hill Capital Management Partners III, L.P. and officers and employees of the Company. The following table sets forth information as of the close of business on December 31, 2010 as to the share ownership of the Purchaser by the directors, executive officers and holders of 5% or more of the shares of the Purchaser.

	Shares Beneficially Owned
Name and Address of Beneficial Owners(1)	Number	Percentage (%) (2)
Oak Hill Capital Partners III, L.P. (3)	285,372	92.5
Oak Hill Capital Management Partners III, L.P.	9,372	3.0
Maurice P. Andrien	—	—
Robert L. Caulk	150	*
Michael S. Green	—	—
David A. Jones	1,000	*
Alan J. Lacy	500	*
Kevin M. Mailender	—	—
Tyler J. Wolfram	—	—
Max W. Hillman	2,000	*
Richard P. Hillman	1,600	*
James P. Waters	1,300	*
George L. Heredia	1,500	*
Albert M. Church	350	*
All Directors and Executive Officers as a Group (12 persons)	8,400	2.7

*	Less than 1%
(1)	Unless otherwise noted, the business address of each beneficial owner is c/o The Hillman Group, Inc., 10590 Hamilton Avenue, Cincinnati, OH 45231-1764.
(2)	Based on 308,641 shares outstanding as of December 31, 2010.
(3)	The business address of Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P. (collectively, the “Oak Hill Partnerships”) is 65 East 55th Street, 32nd Floor, New York, New York 10022. OHCP MGP III, Ltd. is the sole general partner of OHCP MGP Partners III, L.P., which is the sole general partner of OHCP GenPar III, L.P., which is the sole general partner of each of the Oak Hill Partnerships. OHCP MGP III, Ltd. exercises voting and dispositive control over the shares held by each of the Oak Hill Partnerships. Investment and voting decisions with regard to the shares of the Purchaser’s common stock owned by the Oak Hill Partnerships is made by the board of directors of OHCP MGP III, Ltd. The members of the board are J. Taylor Crandall, Steven B. Gruber, and Denis J. Nayden. Each of these individuals disclaims beneficial ownership of the shares owned by the Oak Hill Partnerships.

Item 13 – Certain Relationships and Related Transactions.

The Predecessor was obligated to pay management fees to a subsidiary of CHS in the amount of $57,962 per month. The Predecessor was also obligated to pay transaction fees to a subsidiary of OTPP in the amount of $25,640 per month, plus out of pocket expenses. The Successor has no management fee charges for the seven month period ended December 31, 2010. The Predecessor has recorded aggregate management and transaction fee charges and expenses from CHS and OTPP of $438,180 for the five month period ended May 28, 2010. The Predecessor also recorded aggregate management and transaction fee charges and expenses from CHS and OTPP of $1,010,136 and $1,042,951 for the years ended December 31, 2009 and 2008, respectively.

Gregory Mann and Gabrielle Mann are employed by the All Points subsidiary of Hillman. All Points leases an industrial warehouse and office facility from companies under the control of the Manns’. The Predecessor and Successor have recorded rental expense for the lease of this facility on an arm’s length basis. The Successor recorded rental expense for the lease of this facility in the amount of $181,614 for the seven month period ended December 31, 2010. The Predecessor recorded rental expense for the lease of this facility in the amount of $129,725 for the five month period ended May 28, 2010 and $311,339 and $302,422 for the years ended December 31, 2009 and 2008, respectively.

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

Item 14 – Principal Accounting Fees and Services.

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of the Company’s financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings. The aggregate fees billed by KPMG LLP and Grant Thornton LLP for the 2010 audit were approximately $329,000 and $41,554, respectively. The aggregate fees billed by Grant Thornton LLP for the 2009 audit were approximately $448,383.

Audit Related Fees

Audit related fees are fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not under “Audit Fees.” In 2010, KPMG LLP billed the Company approximately $25,700 for accounting related consultations. Grant Thornton LLP billed $7,245 and $8,254 for the years ended December 31, 2010 and 2009, respectively in connection with audit of the Hillman Group, Inc. Retirement Savings & Profit Sharing Plan financial statements.

Tax Fees

Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. There have been no tax fees billed by KPMG LLP or Grant Thornton LLP.

All Other Fees

In 2010, KPMG LLP billed the Company approximately $509,741 for due diligence work in connection with the Merger Transaction and TagWorks acquisition. Also in 2010, Grant Thornton LLP billed the Company approximately $213,887 for work in connection with the senior note debt offering, approximately $25,100 for due diligence work in connection with the Merger Transaction, and approximately $23,212 for work in connection with restatement of the prior financial statements.

No other services were rendered by Grant Thornton LLP for 2009.

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by KPMG LLP and Grant Thornton LLP on a case by case basis, and any pre-approval is detailed as to the particular service or category of service and is generally subject to a specific budget. These services may include audit services, audit related services, tax services and other related services. KPMG LLP and Grant Thornton LLP and management are required to periodically report to the Audit Committee regarding the extent of services provided by KPMG LLP and Grant Thornton LLP in accordance with this pre-approval policy, and the fees for the services performed to date.

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

2.1	Unit Repurchase Agreement by and among The Hillman Companies, Inc., SunSub Holdings LLC and GC-Sun Holdings, L.P. dated April 13, 2002. (6)(Exhibit 10.2)

2.2	Asset Purchase Agreement between Fastenal Company and The Hillman Group, Inc. dated October 3, 2002. (7)(Exhibit 10.3)

2.3	Agreement and Plan of Merger dated as of June 18, 2001 by and among Allied Capital Corporation, Allied Capital Lock Acquisition Corporation and SunSource Inc. (4)(Exhibit 2.1)

2.4	Asset Purchase Agreement dated September 28, 2001, by and between SunSource Technology Services, LLC, and STS Operating, Inc. (5)(Exhibit 2.1)

2.5	Agreement and Plan of Merger dated as of February 14, 2004 by and among The Hillman Companies, Inc., HCI Acquisition Corp. and the Common Stockholders of The Hillman Companies, Inc. (2) (Exhibit 2.1)

2.6	Stock Purchase Agreement by and among All Points Industries, Inc., Gabrielle Mann, Gregory Mann, and The Hillman Group, Inc. dated as of December 28, 2007. (16)(Exhibit 2.6)

2.7	Agreement and Plan of Merger, dated April 21, 2010, by and among OHCP HM Acquisition Corp., OHCP HM Merger Sub Corp., The Hillman Companies, Inc. and the Representatives named therein. (19) (Exhibit 2.1)

2.8	Certificate of Merger of OHCP HM Merger Sub Corp. with and into The Hillman Companies, Inc., dated May 28, 2010. (20) (Exhibit 3.1)

3.1	By-Laws as adopted by The Hillman Companies, Inc.’s stockholders as of March 30, 2004. (10) (Exhibit 3.2)

3.2	Amendment No. 1 to The Hillman Companies, Inc.’s By-Laws effective October 26, 2007. (15) (Exhibit 99.1)

3.3	Restated Certificate of Incorporation of The Hillman Companies, Inc. as of March 30, 2004. (10) (Exhibit 3.1)

3.4	Amended and Restated By-Laws of The Hillman Companies, Inc. (effective as of May 28, 2010). (20) (Exhibit 3.2)

3.5	Second Amended and Restated Certificate of Incorporation of The Hillman Companies, Inc. as of May 28, 2010. (20) (Exhibit 3.1)

3.6	Certificate of Incorporation of The Hillman Group, Inc., as amended. (24) (Exhibit 3.1)

3.7	By-Laws of The Hillman Group, Inc. (24) (Exhibit 3.2)

3.8	Certificate of Incorporation of Hillman Investment Company, as amended. (24) (Exhibit 3.5)

3.9	By-Laws of Hillman Investment Company (24) (Exhibit 3.6)

3.10	Certificate of Incorporation of SunSub C Inc., as amended. (24) (Exhibit 3.7)

3.11	By-Laws of SunSub C Inc. (24) (Exhibit 3.8)

3.12	Articles of Incorporation of All Points Industries, Inc. (24) (Exhibit 3.9)

3.13	By-Laws of All Points Industries, Inc. (24) (Exhibit 3.10)

4.1	HCI Stockholders Agreement dated March 31, 2004. (9)(Exhibit 4.1)

4.2	Amended and Restated Declaration of Trust. (1)(Exhibit 4.1)

4.3	Indenture between The Hillman Companies, Inc. and the Bank of New York. (1) (Exhibit 4.2)

4.4	Preferred Securities Guarantee. (1)(Exhibit 4.3)

4.5	Rights Agreement between The Hillman Companies, Inc. and the Registrar and Transfer Company. (1) (Exhibit 10.5)

4.6	Amendment No. 1 to the Rights Agreement dated June 18, 2001. (8)(Exhibit 4.6)

4.7	Amendment No. 2 to the Rights Agreement dated February 14, 2004. (8)(Exhibit 4.7)

4.8	Hillman Investment Company Stockholders Agreement dated March 31, 2004. (9) (Exhibit 4.2)

4.9	Registration Agreement dated March 31, 2004. (9) (Exhibit 4.3)

4.10	Indenture governing the 10.875% Senior Notes due 2018, dated May 28, 2010, by and among The Hillman Group, Inc., each of the Guarantors party thereto and Wells Fargo Bank, National Association, as trustee. (21) (Exhibit 4.1)

4.11	Registration Rights Agreement, dated May 28, 2010, by and among the The Hillman Group, Inc., the Guarantors listed on Schedule I thereto, Barclays Capital Inc. and Morgan Stanley & Co. Incorporated. (21) (Exhibit 4.2)

4.12*	First Supplemental Indenture governing the 10.875% Senior Notes due 2018, dated December 29, 2010, by and among The Hillman Group, Inc., the Guarantors party thereto and Wells Fargo Bank, National Association, as trustee.

4.13*	Registration Rights Agreement, dated March 16, 2011, by and among the The Hillman Group, Inc., the Guarantors listed on Schedule I thereto, Barclays Capital Inc. and Morgan Stanley & Co. Incorporated.

10.1	Credit Agreement, dated as of March 31, 2004, by and among The Hillman Companies, Inc., Hillman Investment Company, The Hillman Group, Inc., Merrill Lynch Capital as Administrative Agent, Issuing Lender and Swingline Lender, JP Morgan Chase Bank as Syndication Agent, and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and JP Morgan Securities as Joint Lead Arrangers and Joint Lead Bookrunners. (9)(Exhibit 10.1)

10.2	Loan Agreement, dated as of March 31, 2004, by and among The Hillman Companies, Inc., Hillman Investment Company, The Hillman Group, Inc., and Allied Capital Corporation. (9)(Exhibit 10.2)

10.3	Subordination and Intercreditor Agreement, dated March 31, 2004, by and among The Hillman Group, Inc., The Hillman Companies, Inc. and certain of its subsidiaries, Allied Capital Corporation and Merrill lynch Capital, as Administrative Agent. (9) (Exhibit 10.3)

10.4	The Hillman Companies, Inc. 2004 Stock Option Plan, adopted on March 31, 2004. (9) (Exhibit 10.4)

10.5	The Hillman Companies, Inc. Amended and Restated 2004 Stock Option Plan, adopted December, 2004. (12) (Exhibit 10.5)

10.6	The Hillman Companies, Inc. Employee Securities Purchase Plan, adopted on March 31, 2004. (9) (Exhibit 10.5)

10.7	Hillman Investment Company Employee Securities Purchase Plan, adopted on March 31, 2004. (9) (Exhibit 10.6)

10.8	HCI Securities Purchase Agreement, dated March 31, 2004, by and among Code Hennessy & Simmons IV LP, HCI Acquisition Corp., Ontario Teachers’ Pension Plan Board, HarbourVest Partners VI – Direct Fund, L.P. and each of the persons listed on Schedule A thereto. (9) (Exhibit 10.7)

10.9	Joinder to Securities Purchase Agreement, dated March 31, 2004, by each of Hillman Investment Company, The Hillman Group, Inc., SunSource Technology Services LLC, The Hillman Group Canada Ltd., SunSub C Inc., SunSub Holdings LLC and SunSource Integrated Services de Mexico, SA. (9) (Exhibit 10.8)

10.10	Hillman Investment Company Securities Purchase Agreement, dated March 31, 2004, by and among Code Hennessy & Simmons IV LP, Hillman Investment Company, Ontario Teachers’ Pension Plan Board, HarbourVest Partners VI – Direct Fund, L.P. and each of the persons listed on Schedule A thereto. (9) (Exhibit 10.9)

10.11	Management Agreement, dated March 31, 2004, by and between CHS Management IV LP and The Hillman Group, Inc. (9) (Exhibit 10.10)

10.12	Employment Agreement by and between The Hillman Group, Inc. and Max W. Hillman dated March 31, 2004. (9) (Exhibit 10.11)

10.13	Executive Securities Agreement between Max W. Hillman and HCI Acquisition Corp. dated March 31, 2004. (9)(Exhibit 10.12)

10.14	Employment Agreement by and between The Hillman Group, Inc. and Richard P. Hillman dated March 31, 2004. (9)(Exhibit 10.13)

10.15	Executive Securities Purchase Agreement between HCI Acquisition Corp. and Richard P. Hillman dated March 31, 2004. (9)(Exhibit 10.14)

10.16	Employment Agreement by and between The Hillman Group, Inc. and James P. Waters dated March 31, 2004. (9)(Exhibit 10.15)

10.17	Executive Securities Agreement by and between HCI Acquisition Corp. and James P. Waters dated March 31, 2004. (9)(Exhibit 10.16)

10.18	Executive Securities Agreement by and between HCI Acquisition Corp. and George L. Heredia dated March 31, 2004. (12)(Exhibit 10.18)

10.19	Executive Securities Agreement by and between HCI Acquisition Corp. and Terry R. Rowe dated March 31, 2004. (12)(Exhibit 10.19)

10.20	SunSource Inc. Nonqualified Deferred Compensation Plan dated as of August 1, 2000. (3)(Exhibit 10.1)

10.21	The Hillman Companies, Inc. Nonqualified Deferred Compensation Plan (amended and restated). (11)(Exhibit 10.1)

10.22	First Amendment to The Hillman Companies, Inc. Nonqualified Deferred Compensation Plan. (11)(Exhibit 10.2)

10.23	Asset Purchase Agreement dated January 5, 2006 between The SteelWorks Corporation and The Hillman Group, Inc. (13)(Exhibit 10.1)

10.24	Supply Agreement dated January 5, 2006 between The SteelWorks Corporation and The Hillman Group, Inc. (13)(Exhibit 10.2)

10.25	Amended and Restated Credit Agreement, dated July 21, 2006, among The Hillman Companies, Inc., Hillman Investment Company, The Hillman Group, Inc., the lenders from time to time party hereto, Merrill Lynch Capital, JPMorgan Chase Bank, and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc. (14) (Exhibit 10.1)

10.26	Second Amendment to Loan Agreement, dated July 21, 2006, by and among The Hillman Companies, Inc., Hillman Investment Company, The Hillman Group, Inc., Allied Capital Corporation and Merrill Lynch Capital Corporation. (14) (Exhibit 10.2)

10.27	Amended and Restated Credit Agreement dated July 21, 2006, amended as of August 7, 2009, among The Hillman Companies, Inc., Hillman Investment Company, The Hillman Group, Inc., the lenders from time to time party hereto, GE Business Financial Services Inc., JPMorgan Chase Bank, GE Capital Markets, Inc. and J.P. Morgan Securities Inc. (17) (Exhibit 10.1)

10.28	Third Amendment to Loan Agreement dated May 6, 2009, among The Hillman Companies, Inc., Hillman Investment Company, The Hillman Group, Inc., AEA Mezzanine Fund II LP, AEA Mezzanine Fund II LLC, AEA Mezzanine (Unleveraged) Fund LP, Connecticut General Life Insurance Company, Life Insurance Company of North America, Dick & Betsy Devos Foundation, Vanderweide Family Foundation, Douglas & Maria Devos Foundation, The Jerry & Marcia Tubergen Foundation, and GE Business Financial Services Inc. (18) (Exhibit 10.28)

10.29	Fourth Amendment to Loan Agreement, dated August 7, 2009, among The Hillman Companies, Inc., Hillman Investment Company, The Hillman Group, Inc., AEA Mezzanine Fund II LP, AEA Mezzanine Fund II LLC, AEA Mezzanine (Unleveraged) Fund LP, Connecticut General Life Insurance Company, Life Insurance Company of North America, Dicky & Betsy Devos Foundation, Vanderweide Family Foundation and GE Business Financial Services Inc. (17) (Exhibit 10.2)

10.30	Amended and Restated Employment Agreement by and between The Hillman Group, Inc. and Max W. Hillman dated December 21, 2008. (18)(Exhibit 10.30)

10.31	Amended and Restated Employment Agreement by and between The Hillman Group, Inc. and Richard P. Hillman dated December 21, 2008. (18)(Exhibit 10.31)

10.32	Amended and Restated Employment Agreement by and between The Hillman Group, Inc. and James P. Waters dated December 21, 2008. (18)(Exhibit 12.1)

10.33	Credit Agreement, dated as of May 28, 2010, among OHCP HM Acquisition Corp. OHCP HM Merger Sub Corp., The Hillman Companies, Inc., Hillman Investment Company, The Hillman Group, Inc., the lenders from time to time party hereto, Barclays Bank PLC, as Administrative Agent, Issuing Lender and Swingline Lender, Barclays Capital and Morgan Stanley Senior Funding, Inc., as Joint Lead Arrangers and Syndication Agents, Barclays Capital, Morgan Stanley Senior Funding, Inc. and GE Capital Markets, Inc. as Joint Bookrunners and General Electric Capital Corporation, as Documentation Agent. (21) (Exhibit 10.1)

10.34	Borrower Assumption Agreement, dated as of June 1, 2010, among The Hillman Companies, Inc., The Hillman Group, Inc. and Barclays Bank plc, as Administrative and Collateral Agent. (21) (Exhibit 10.2)

10.35	Purchase Agreement (in relation to $150,000,000 aggregate principal amount of initial notes), dated as of May 18, 2010, by and among OHCP HM Merger Sub Corp. and the initial purchasers thereunder. (21) (Exhibit 10.3)

10.36	Joinder Agreement, dated May 28, 2010, among The Hillman Group, Inc. and the Guarantors party thereto. (21) (Exhibit 10.4)

10.37	Executive Letter Agreement, dated as of April 21, 2010, between The Hillman Group, Inc. and Max W. Hillman, Jr. (21) (Exhibit 10.5)

10.38	Executive Letter Agreement, dated as of April 21, 2010, between The Hillman Group, Inc. and Richard P. Hillman. (21) (Exhibit 10.6)

10.39	Executive Letter Agreement, dated as of April 21, 2010, between The Hillman Group, Inc. and James P. Waters. (21) (Exhibit 10.7)

10.40	Executive Letter Agreement, dated as of April 21, 2010, between The Hillman Group, Inc. and Ali Fartaj. (21) (Exhibit 10.8)

10.41	Separation Agreement, dated as of September 28, 2010, between The Hillman Group, Inc. and Ali Fartaj. (25) (Exhibit 10.1)

10.42*	Purchase Agreement (in relation to $50,000,000 aggregate principal amount of initial notes), dated as of March 11, 2011, by and among the Hillman Group, Inc., the guarantors listed on Schedule II thereto and the initial purchasers thereunder.

12.1*	Computation of Ratio of Income to Fixed Charges.

16.1	Letter from Grant Thornton LLP dated September 17, 2010 (22) (Exhibit 16.1)

16.2	Letter from Grant Thornton LLP dated September 24, 2010. (23) (Exhibit 16.1)

21.1*	Subsidiaries. (As of December 31, 2010)

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d- 14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d- 14(a) under the Securities Exchange Act of 1934.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to Registration Statement No. 333-19077 on Form S-4.
(2)	Filed as an exhibit to the Form 8-K filed February 17, 2004.
(3)	Filed as an exhibit to Annual Report on Form 10-K for the year ended December 31, 2000.
(4)	Filed on June 21, 2001 as an exhibit to the Current Report on Form 8-K filed on June 21, 2001.
(5)	Filed as an exhibit to the Current Report on Form 8-K filed on October 15, 2001.
(6)	Filed as an exhibit to Quarterly Report on Form 10-Q for the Quarter ended June 30, 2002.
(7)	Filed as an exhibit to the Current Report on Form 8-K filed on October 4, 2002.
(8)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2003.
(9)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the Quarter ended March 31, 2004.
(10)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the Quarter ended June 30, 2004.
(11)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the Quarter ended September 30, 2004.
(12)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2004.
(13)	Filed as an exhibit to the Current Report on Form 8-K filed on January 11, 2006.
(14)	Filed as an exhibit to the Current Report on Form 8-K filed on August 1, 2006.
(15)	Filed as an exhibit to the Current Report on Form 8-K filed on November 1, 2007.
(16)	Filed as an exhibit to the Current Report on Form 8-K filed on December 28, 2007.
(17)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009.
(18)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2009.
(19)	Filed as an exhibit to the Current Report on Form 8-K filed on April 23, 2010.
(20)	Filed as an exhibit to the Current Report on Form 8 K filed on June 4, 2010.
(21)	Filed as an exhibit to the Quarterly Report on Form 10 Q for the Quarter ended June 30, 2010.
(22)	Filed as an exhibit to the Current Report on Form 8-K filed on September 17, 2010.

(23)	Filed as an exhibit to the Current Report on Form 8-K filed on September 24, 2010.
(24)	Filed as an exhibit to Registration No. 333-170168 on Form S-4.
(25)	Filed as an exhibit to the Quarterly Report on Form 10 Q for the Quarter ended September 30, 2010.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HILLMAN COMPANIES, INC.

Date: March 31, 2011	By:	/s/ James P. Waters
James P. Waters
	Title:	Chief Financial Officer and Duly Authorized Officer of the Registrant (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Capacity	Date

/s/ Max W. Hillman	Principal Executive Officer and Director	March 31, 2011
Max W. Hillman

/s/ Tyler Wolfram	Chairman and Director	March 31, 2011
Tyler Wolfram

/s/ Harold J. Wilder	Principal Accounting Officer	March 31, 2011
Harold J. Wilder

/s/ Maurice P. Andrien, Jr.	Director	March 31, 2011
Maurice P. Andrien, Jr.

/s/ Robert L. Caulk	Director	March 31, 2011
Robert L. Caulk

/s/ Michael S. Green	Director	March 31, 2011
Michael S. Green

/s/ David Jones	Director	March 31, 2011
David Jones

/s/ Alan Lacy	Director	March 31, 2011
Alan Lacy

/s/ Kevin Mailender	Director	March 31, 2011
Kevin Mailender