Form 10-Q
period 2011-03-31
HILLMAN COMPANIES INC
filed 2011-05-13
CIK 1029831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

On May 13, 2011, 5,000 shares of the Registrant’s common stock were issued and outstanding and 4,217,724 Trust Preferred Securities were issued and outstanding by the Hillman Group Capital Trust. The Trust Preferred Securities trade on the NYSE Amex under symbol HLM.Pr.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(dollars in thousands)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$3,756	$7,585
Restricted investments	227	227
Accounts receivable	64,297	56,510
Inventories	103,943	97,701
Deferred income taxes	8,351	9,377
Other current assets	4,652	3,401

Total current assets	185,226	174,801
Property and equipment	69,676	52,512
Goodwill	457,928	439,589
Other intangibles	385,757	363,076
Restricted investments	3,382	3,251
Deferred income taxes	471	379
Deferred financing fees	14,989	14,322
Investment in trust common securities	3,261	3,261
Other assets	2,176	1,587

Total assets	$1,122,866	$1,052,778

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,869	$28,424
Current portion of senior term loans	2,900	2,900
Current portion of capitalized lease and other obligations	30	30
Additional acquisition consideration payable	24,408	—
Accrued expenses:
Salaries and wages	3,278	6,078
Pricing allowances	5,091	5,355
Income and other taxes	2,299	2,039
Interest	7,397	1,409
Deferred compensation	227	227
Other accrued expenses	5,984	7,899

Total current liabilities	82,483	54,361
Long term senior term loans	284,925	285,650
Bank revolving credit	9,000	12,000
Long term capitalized lease and other obligations	126	134
Long term senior notes	204,605	150,000
Junior subordinated debentures	115,730	115,837
Deferred compensation	3,382	3,251
Deferred income taxes	124,087	129,284
Other non-current liabilities	3,278	2,283

Total liabilities	827,616	752,800

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(dollars in thousands)

	March 31, 2011	December 31, 2010
LIABILITIES AND STOCKHOLDERS’ EQUITY (CONTINUED)
Common stock with put options:
Common stock, $.01 par, 5,000 shares authorized, 198.3 issued and outstanding at March 31, 2011	12,247	12,247

Commitments and contingencies

Stockholders’ Equity:
Preferred Stock:
Preferred stock, $.01 par, 5,000 shares authorized, none issued and outstanding at March 31, 2011	—	—
Common Stock:
Common stock, $.01 par, 5,000 shares authorized, 4,801.7 issued and outstanding at March 31, 2011	—	—
Additional paid-in capital	296,544	296,394
Accumulated deficit	(12,920)	(8,038)
Accumulated other comprehensive loss	(621)	(625)

Total stockholders’ equity	283,003	287,731

Total liabilities and stockholders’ equity	$1,122,866	$1,052,778

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(dollars in thousands)

	Successor	Predecessor
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Net sales	$111,294	$108,460
Cost of sales (exclusive of depreciation and amortization shown separately below)	55,656	51,938

Gross profit	55,638	56,522

Operating expenses:
Selling, general and administrative expenses	42,446	40,288
Acquisition and integration	1,290	—
Depreciation	4,439	4,290
Amortization	4,741	1,607
Management and transaction fees to related party	—	251

Total operating expenses	52,916	46,436

Other income, net	365	82

Income from operations	3,087	10,168
Interest expense, net	9,077	4,180
Interest expense on mandatorily redeemable preferred stock and management purchased options	—	3,246
Interest expense on junior subordinated debentures	3,152	3,152
Investment income on trust common securities	(95)	(95)

Loss before income taxes	(9,047)	(315)
Income tax (benefit) provision	(4,165)	1,254

Net loss	$(4,882)	$(1,569)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(dollars in thousands)

	Successor	Predecessor
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Cash flows from operating activities:
Net loss	$(4,882)	$(1,569)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	9,180	5,897
Dispositions of property and equipment	34	—
Deferred income tax provision (benefit)	(4,239)	871
Deferred financing and original issue discount amortization	499	312
Interest on mandatorily redeemable preferred stock and management purchased options	—	3,246
Stock-based compensation expense	—	833
Changes in operating items:
Accounts receivable	(7,052)	(11,528)
Inventories	(5,156)	295
Other assets	(1,623)	17
Accounts payable	1,923	4,868
Other accrued liabilities	1,269	(6,014)
Other items, net	1,100	679

Net cash used for operating activities	(8,947)	(2,093)

Cash flows from investing activities:
TagWorks acquisition	(40,359)	—
Capital expenditures	(4,122)	(2,976)

Net cash used for investing activities	(44,481)	(2,976)

Cash flows from financing activities:
Repayments of senior term loans	(725)	—
Borrowings of revolving credit loans	3,000	—
Repayments of revolving credit loans	(6,000)	—
Principal payments under capitalized lease obligations	(8)	(87)
Borrowings of senior notes	50,000	—
Premium on senior notes	4,625	—
Financing fees, net	(1,293)	—

Net cash provided by (used for) financing activities	49,599	(87)

Net decrease in cash and cash equivalents	(3,829)	(5,156)
Cash and cash equivalents at beginning of period	7,585	17,164

Cash and cash equivalents at end of period	$3,756	$12,008

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(dollars in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2010	$—	$296,394	$(8,038)	$(625)		$287,731
Net loss	—	—	(4,882)	—	$(4,882)	(4,882)
Issuance of 150 shares of Holdco common stock (2)	—	150	—	—	—	150
Change in cumulative foreign translation adjustment (1)	—	—	—	23	23	23
Change in derivative security value (1)	—	—	—	(19)	(19)	(19)

Comprehensive loss					$(4,878)

Balance at March 31, 2011	$—	$296,544	$(12,920)	$(621)		$283,003

(1)	The cumulative foreign translation adjustment and change in derivative security value are net of taxes and represent the only items of other comprehensive income (loss).
(2)	In January 2011, a member of the Board of Directors purchased 150 shares of OHCP HM Acquisition Corp (“Holdco”) common stock.

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

The Company’s condensed consolidated statements of operations and cash flows for the period presented prior to May 28, 2010 are referenced herein as the predecessor financial statements (the “Predecessor” or “Predecessor Financial Statements”). The Company’s condensed consolidated balance sheets as of March 31, 2011 and December 31, 2010, its related statements of operations, cash flows and changes in stockholders’ equity for the periods presented subsequent to the Merger Transaction are referenced herein as the successor financial statements (the “Successor” or “Successor Financial Statements”).

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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

1. Basis of Presentation (continued):

The Company’s financial statements have been presented on the basis of push down accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 805-50-S99. FASB ASC 805-50-S99 states that the push down basis of accounting should be used in a purchase transaction in which the entity becomes wholly-owned by another entity. Under the push down basis of accounting, certain transactions incurred by the parent company which would otherwise be accounted for in the accounts of the parent are “pushed down” and recorded on the financial statements of the subsidiary. Accordingly, certain items resulting from the OHCP Merger Transaction have been recorded on the financial statements of the Company.

The following tables reconcile the fair value of the acquired assets and assumed liabilities to the total purchase price:

Amount
Cash paid as merger consideration	$715,736
Cash paid for Quick Tag license and related patents	11,500

Fair value of consideration transferred	$727,236

Cash	$1,267
Accounts Receivable, net	68,573
Inventory, net	78,884
Other current assets	11,629
Property and equipment	53,607
Goodwill	432,455
Intangible assets	366,400
Other non-current assets	3,644

Total assets acquired	1,016,459
Less:
Accounts payable	(21,021)
Deferred income taxes	(133,249)
Junior subordinated debentures	(105,443)
Junior subordinated debentures premium	(7,378)
Other liabilities assumed	(22,132)

Net assets acquired	$727,236

The following table indicates the pro-forma financial statements of the Company for the three months ended March 31, 2011 and 2010. The pro forma financial statements give effect to the Merger Transaction and the acquisitions of Servalite and TagWorks (each as defined herein) as if they had occurred on January 1, 2010:

	(Unaudited)	(Unaudited)
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Net Sales	$114,382	$116,573
Net Loss	(5,782)	(1,458)

The pro-forma results are based on assumptions that the Company believes are reasonable under the circumstances. The pro-forma results are not necessarily indicative of the operating results that would have occurred if the acquisition had been effective

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

1. Basis of Presentation (continued):

January 1, 2010, nor are they intended to be indicative of results that may occur in the future. The underlying pro-forma information includes the historical results of the Company, the Company’s financing arrangements, and certain purchase accounting adjustments.

The accompanying unaudited condensed consolidated financial statements present information in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. Management believes the financial statements include all normal recurring accrual adjustments necessary for a fair presentation. Operating results for the three month Successor period ended March 31, 2011 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report filed on Form 10-K for the year ended December 31, 2010.

Nature of Operations:

The Company is one of the largest providers of value-added merchandising services and hardware-related products to retail markets in North America through its wholly-owned subsidiary, The Hillman Group, Inc. (“Hillman Group”). A subsidiary of Hillman Group operates in (1) Canada under the name The Hillman Group Canada, Ltd., (2) Mexico under the name SunSource Integrated Services de Mexico SA de CV, (3) Australia under the name Hillman Group Australia Pty Ltd., (4) the U.S. under the name TagWorks LLC, (“TagWorks”) and (5) primarily in Florida under the name All Points Industries, Inc. (“All Points”). Hillman Group provides merchandising services and products such as fasteners and related hardware items; threaded rod and metal shapes; builder’s hardware; keys, key duplication systems and accessories; and identification items, such as tags and letters, numbers and signs to retail outlets, primarily hardware stores, home centers and mass merchants.

2. Summary of Significant Accounting Policies:

The significant accounting policies should be read in conjunction with the significant accounting policies included in the Form 10-K for the year ended December 31, 2010. Policies included herein were updated for activity in the interim period.

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

Accounts Receivable and Allowance for Doubtful Accounts:

The Company establishes the allowance for doubtful accounts using the specific identification method and also provides a reserve in the aggregate. The estimates for calculating the aggregate reserve are based on historical collection experience. Increases to the allowance for doubtful accounts result in a corresponding expense. The Company writes off individual accounts receivable when collection becomes improbable. The allowance for doubtful accounts was $555 at March 31, 2011 and $520 at December 31, 2010.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

2. Summary of Significant Accounting Policies (continued):

Shipping and Handling:

The costs incurred to ship product to customers, including freight and handling expenses, are included in selling, general and administrative (“SG&A”) expenses on the Company’s condensed consolidated statements of operations. The Company’s shipping and handling costs were $5,163 in the Successor three month period ended March 31, 2011 and $4,245 in the Predecessor three month period ended March 31, 2010.

3. Recent Accounting Pronouncements:

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurement.” This guidance amends ASC Topic 820 to require new disclosures for fair value measurements and provides clarification for existing disclosure requirements. The guidance requires new disclosures about transfers in and out of Levels 1 and 2 and further descriptions for the reasons for the transfers. The guidance also requires more detailed disclosure about the activity within Level 3 fair value measurements. The Company adopted the guidance on January 1, 2010, except for the requirements related to Level 3 disclosures, which were adopted on January 1, 2011. This guidance requires expanded disclosures only, and did not have a material impact on the Company’s consolidated results of operations or financial condition.

In December 2010, the FASB issued ASU No. 2010-29, “Business Combinations.” This ASU addresses the diversity in practice about the interpretation of the pro-forma revenue and earnings disclosure requirements for business combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This update also expands the supplemental pro-forma disclosures under Topic 805 to include a description of the nature and amount of material, non-recurring pro-forma adjustments directly attributable to the business combination included in the reported pro-forma revenue and earnings. All amendments in the update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company adopted this update on January 1, 2011 and the adoption of this update did not have a material impact on the Company’s consolidated results of operations or financial condition.

4. Acquisitions:

On December 29, 2010, the Hillman Group entered into a Stock Purchase Agreement (the “Agreement”) by and among Serv-A-Lite Products, Inc. (“Servalite”), Thomas Rowe, Mary Jennifer Rowe and the Hillman Group, whereby the Hillman Group acquired all of the equity interest of Servalite. The aggregate purchase price was $21,360 paid in cash.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

4. Acquisitions (continued):

The following table reconciles the estimated fair value of the acquired Servalite assets and assumed liabilities to the total purchase price:

Account receivable	$2,622
Inventory	5,734
Other current assets	144
Deferred income taxes	1,244
Property and equipment	49
Goodwill	7,185
Intangibles	6,095

Total assets acquired	23,073
Less:
Liabilities assumed	1,713

Total purchase price	$21,360

The excess of the purchase price over the net assets has been preliminarily allocated to goodwill and intangible assets by management pending final valuation by an independent appraisal. The intangible assets and goodwill are expected to be deductible for income tax purposes over a 15 year life.

On March 31, 2011, Servalite was merged with and into Hillman Group, with Hillman Group as the surviving entity.

On March 16, 2011, Hillman Group acquired all of the membership interests in TagWorks, an Arizona limited liability company (the “TagWorks Acquisition”) for an initial purchase price of $40,000 in cash. The closing purchase price is subject to post closing adjustments for certain changes in indebtedness and working capital of TagWorks and certain transaction expenses, in each case as provided in the purchase agreement.

In addition, subject to fulfillment of certain conditions provided in the purchase agreement, Hillman Group will pay additional consideration of an undiscounted $12,500 to the sellers of TagWorks on October 31, 2011, and an additional undiscounted contingent consideration of up to $12,500 in March 2012. The March 2012 additional consideration is contingent on achieving defined revenue and earnings targets. The fair value of the total contingent consideration arrangement of $24,408 was estimated by applying the income approach. Key assumptions include (a) a discount rate range of 1.0 percent to 3.7 percent (b) a probability adjusted level of revenues in TagWorks and (c) a probability adjusted level of EBITDA in Tagworks.

Founded in 2007, TagWorks provides innovative pet ID tag programs to a leading pet products chain retailer using a unique, patent-protected / patent-pending technology and product portfolio. In conjunction with the TagWorks Acquisition, Hillman Group entered into a seventeen (17) year agreement with KeyWorks-KeyExpress, LLC (“KeyWorks”), a company affiliated with TagWorks, to assign its patent-pending retail key program technology to Hillman Group and to continue to work collaboratively with us to develop next generation key duplicating technology. The Company is in the process of obtaining additional and necessary information to make a determination as to whether KeyWorks is a variable interest entity which would need to be consolidated as a result of the terms of the technology development arrangement. Management does not believe that the net impact to the consolidated financial statements would be material if KeyWorks were determined to be a consolidated variable interest entity.

The closing of the TagWorks Acquisition was concurrent with an offering of $50,000 aggregate principal amount of Hillman Group’s 10.875% Senior Notes due 2018. Hillman Group used the net proceeds of the offering of the notes to fund the acquisition of TagWorks, to repay a portion of indebtedness under its revolving credit facility and to pay related transaction and financing fees. The notes are guaranteed by Hillman Companies, Hillman Investment Company and all of the domestic subsidiaries of Hillman Group.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

4. Acquisitions (continued):

The following table reconciles the estimated fair value of the acquired TagWorks assets and assumed liabilities to the total purchase price:

Account receivable	$735
Inventory	1,086
Other current assets	217
Deferred income taxes	24
Property and equipment	17,518
Goodwill	18,286
Intangibles	27,423

Total assets acquired	65,289
Less:
Liabilities assumed	522

Total purchase price	$64,767

The excess of the purchase price over the net assets has been preliminarily allocated to goodwill and intangible assets by management pending final valuation by an independent appraisal. Additional adjustments to the preliminary purchase price allocation may be necessary if KeyWorks is determined to be a consolidated variable interest entity. Management expects to complete this analysis after obtaining all necessary information. The intangible assets and goodwill are expected to be deductible for income tax purposes over a 15 year life.

5. Other Intangibles:

Intangible assets are amortized over their useful lives and are subject to impairment testing. The values assigned to intangible assets in connection with the Merger Transaction were determined through an independent appraisal. In connection with the Merger Transaction, the Company acquired the Quick Tag license for consideration amounting to $11,500. The values assigned to intangible assets in connection with the acquisitions of Servalite and TagWorks were determined by management pending independent appraisals. The intangible asset values may be adjusted by management for any changes upon completion of the independent appraisals. Other intangibles as of March 31, 2011 and December 31, 2010 consist of the following:

	Estimated Useful Life (Years)	March 31, 2011	December 31, 2010
Customer relationships	20	$310,120	$295,120
Trademarks	Indefinite	51,294	48,871
Patents	5-20	24,900	15,900
Quick Tag license	6	11,500	11,500
Laser Key license	5	1,250	1,250
Non compete agreements	5.5	2,104	1,104

Intangible assets, gross		401,168	373,745
Less: Accumulated amortization		15,411	10,669

Other intangibles, net		$385,757	$363,076

Intangible assets are amortized over their useful lives. The Predecessor’s amortization expense for amortizable assets was $1,607 for the three months ended March 31, 2010. The Successor’s amortization expense for amortizable assets for the three months ended March 31, 2011 was $4,741. The amortization expense for amortizable assets of the Successor for the year ended December 31, 2011 is estimated to be $19,921. For the years ended December 31, 2012, 2013, 2014, 2015, and 2016, the Successor’s amortization expense for amortizable assets is estimated to be $20,240, $20,240, $20,240, $19,579 and $17,628, respectively.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

6. Commitments and Contingencies:

The Company self-insures its product liability, automotive, workers’ compensation and general liability losses up to $250 per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences in excess of $250 up to $40,000. The two risk areas involving the most significant accounting estimates are workers’ compensation and automotive liability. Actuarial valuations performed by the Company’s outside risk insurance expert were used by management to form the basis for workers’ compensation and automotive liability loss reserves. The actuary contemplated the Company’s specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected from development of these claims, as well as for incurred but not yet reported claims. The Company believes the liability of approximately $1,846 recorded for such risk insurance reserves is adequate as of March 31, 2011, but due to judgments inherent in the reserve estimation process, it is possible the ultimate costs will differ from this estimate.

As of March 31, 2011, the Company has provided certain vendors and insurers letters of credit aggregating $5,944 related to its product purchases and insurance coverage of product liability, workers’ compensation and general liability.

The Company self-insures its group health claims up to an annual stop loss limit of $200 per participant. Aggregate coverage is maintained for annual group health insurance claims in excess of 125% of expected claims. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves. Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claim data and certain actuarial assumptions. The Company believes the liability of approximately $1,742 recorded for such group health insurance reserves is adequate as of March 31, 2011, but due to judgments inherent in the reserve estimation process, it is possible the ultimate costs will differ from this estimate.

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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

7. Related Party Transactions:

The Predecessor was obligated to pay management fees to a subsidiary of CHS in the amount of $58 per month. The Predecessor was also obligated to pay transaction fees to a subsidiary of OTPP in the amount of $26 per month, plus out of pocket expenses. The Successor has no management fee charges for the three month period ended March 31, 2011. The Predecessor recorded aggregate management and transaction fee charges and expenses from CHS and OTPP of $251 for the three month period ended March 31, 2010.

Gregory Mann and Gabrielle Mann are employed by the All Points subsidiary of Hillman. All Points leases an industrial warehouse and office facility from companies under the control of the Manns. The Predecessor and Successor have recorded rental expense for the lease of this facility on an arm’s length basis. The Successor recorded rental expense for the lease of this facility in the amount of $83 for the three month period ended March 31, 2011. The Predecessor recorded rental expense for the lease of this facility in the amount of $83 for the three month period ended March 31, 2010.

8. Income Taxes:

The Company’s policy is to estimate income taxes for interim periods based on estimated annual effective tax rates. These are derived, in part, from expected pre-tax income. However, the income tax provision for the three month Predecessor period ended March 31, 2010 was computed on a discrete period basis. The Company’s variability in income between quarters combined with the large permanent book-versus-tax differences and relatively low pre-tax income created the inability to reliably estimate pre-tax income in the Predecessor period. Accordingly, the interim tax provision for the Predecessor period ended March 31, 2010 was calculated by multiplying pre-tax earnings, adjusted for permanent book-versus-tax basis differences, by the statutory income tax rate. In the three month Successor period ended March 31, 2011, the Company applied an estimated annual effective tax rate to the interim period pre-tax loss to calculate the income tax benefit in accordance with the principal method prescribed by ASC 740-270, the accounting guidance established for computing income taxes in interim periods.

The effective income tax rates were 46.0% and -398.1% for the three month periods ended March 31, 2011 and 2010, respectively. The differences between the effective income tax rate and the federal statutory rate in the three month Successor period ended March 31, 2011 was primarily due to a current period charge caused by the effect of changes in certain state income tax rates on the Company’s deferred tax assets and liabilities. The effective income tax rate differed from the federal statutory rate in the three month Predecessor period ended March 31, 2010 primarily due to the effect of nondeductible interest on mandatorily redeemable preferred stock and stock compensation expense. In addition, the effective tax rates in both three month periods were affected by state and foreign income taxes.

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

Concurrently with the acquisition of the Company on May 28, 2010, Hillman Group issued $150,000 aggregate principal amount of its senior notes due 2018 (the “10.875% Senior Notes”). On March 16, 2011, Hillman Group completed an offering of $50,000 aggregate principal amount of its 10.875% Senior Notes. Hillman Group received a premium of $4,625 on the $50,000 note offering. The 10.875% Senior Notes are guaranteed by Hillman Companies, Hillman Investment Company and all of the domestic subsidiaries of Hillman Group. Hillman Group pays interest on the 10.875% Senior Notes semi-annually on June 1 and December 1 of each year.

The Senior Facilities contain financial and operating covenants which require the Company to maintain certain financial ratios, including a secured leverage ratio. These debt agreements provide for customary events of default, including but not limited to, payment defaults, breach of representations or covenants, cross-defaults, bankruptcy events, failure to pay judgments, attachment of its assets, change of control and the issuance of an order of dissolution. Certain of these events of default are subject to notice and cure periods or materiality thresholds. The occurrence of an event of default permits the lenders under the Senior Facilities to accelerate repayment of all amounts due. As of March 31, 2011, the Company had $15,056 available under the Revolver.

10. Common and Preferred Stock:

The Hillman Companies has one class of Common Stock, with 5,000 shares authorized and issued as of March 31, 2011. All outstanding shares of Hillman Companies’ common stock are owned by Holdco.

Under the terms of the Stockholders Agreement for the Holdco Common Stock, management shareholders have the ability to put their shares back to Holdco under certain conditions, including death or disability. ASC 480-10-S99 requires shares to be classified outside of permanent equity if they can be redeemed and the redemption is not solely within control of the issuer. Further, if it is determined that redemption of the shares is probable, the shares are marked to redemption value which equals fair value at each balance sheet date with the change in fair value recorded in additional paid-in capital. Accordingly, the 198.3 shares of common stock held by management are recorded outside permanent equity and have been adjusted to the fair value of $12,247 as of March 31, 2011.

The Hillman Companies has one class of Preferred Stock, with 5,000 shares authorized and none issued as of March 31, 2011.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

11. Stock-Based Compensation:

On March 31, 2004, the Predecessor adopted its 2004 Stock Option Plan following Board of Director and shareholder approval. Grants under the 2004 Common Option Plan consisted of non-qualified stock options for the purchase of Class B Common Shares. In addition, immediately prior to the consummation of the Merger Transaction, there were outstanding options to purchase 9,274.08 shares of Hillman Company’s Class A Preferred Stock and 6,470.36 shares of Hillman Investment Company’s Class A Preferred Stock.

In connection with the Merger Transaction, the 2004 Stock Option Plan was terminated, and all options outstanding thereunder were cancelled with the holder receiving a per share amount in cash equal to the per share Merger consideration less the applicable exercise price.

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

On November 23, 2010, the Company granted 26,700 common options under the Option Plan, on December 23, 2010, the Company granted 5,584 common options under the Option Plan and on January 3, 2011, the Company granted 300 common options under the Option Plan. The options were granted with an exercise price of one thousand dollars per option which was equal to the grant date fair value of the underlying securities.

Common option holders are not required by the terms of the Option Agreement or the Shareholder Agreement to hold the shares for any period of time following exercise. Since the arrangement permits the holders to put the shares back without being exposed to the risks and rewards of the shares for a reasonable period of time, liability classification is required. The Company has elected to use the intrinsic value method to value the common options.

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

The 2010 Swap was designated as an effective cash flow hedge. At March 31, 2011, the fair value was $(643), net of $406 in taxes. As of December 31, 2010, the fair value of the 2010 Swap was $(624), net of $392 in taxes. The 2010 Swap was reported on the condensed consolidated balance sheet in other non-current liabilities with an unrealized loss recorded as a component of other comprehensive income in stockholders’ equity.

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

The following tables set forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the periods ended March 31, 2011 and December 31, 2010, by level, within the fair value hierarchy:

	As of March 31, 2011
	Level 1	Level 2	Level 3	Total
Trading securities	$3,609	$—	$—	$3,609
Interest rate swap	—	(1,049)	—	(1,049)

	As of December 31, 2010
	Level 1	Level 2	Level 3	Total
Trading securities	$3,478	$—	$—	$3,478
Interest rate swap	—	(1,016)	—	(1,016)

Trading securities are valued using quoted prices on an active exchange. Trading securities represent assets held in a Rabbi Trust to fund deferred compensation liabilities and are included as restricted investments on the accompanying condensed consolidated balance sheets.

For the three months ended March 31, 2011, the unrealized gains on these securities of $106 were recorded by the Successor as other income. For the three months ended March 31, 2010, the unrealized gains on these securities of $81 were recorded by the Predecessor as other income. In each period, an offsetting entry, for the same amount, adjusting the deferred compensation liability and compensation expense within SG&A was also recorded.

The interest rate swaps are valued using observable benchmark rates at commonly quoted intervals for the full term of the swaps. The 2010 Swap was included in other non-current liabilities as of March 31, 2011 and December 31, 2010 on the accompanying condensed consolidated balance sheet. Prior to its termination on May 24, 2010, the 2008 Swap was reported on the condensed consolidated balance sheet in other non-current liabilities.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

14. Acquisition and Integration Expenses:

For the three months ended March 31, 2011, the Company incurred $1,290 of charges for banking, legal and other professional fees incurred in connection with the Merger Transaction, Servalite acquisition, TagWorks acquisition and the start-up of operations for Hillman Australia.

15. Subsequent Events:

Effective April 18, 2011, the Company completed an amendment to its existing Senior Facilities credit agreement. The Senior Facilities amendment eliminated the total leverage and interest coverage covenants and reduced the secured leverage covenant to 4.75x with no future step downs. The term loan pricing was modified to reduce the Eurodollar Margin and the Base Rate Margin by 25 basis points and reduce the floor on Eurodollar and Base Rate Loans by an additional 25 basis points.

The Company’s management has evaluated potential subsequent events for recording and disclosure in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2011. There were no additional items requiring disclosure.

16. Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information:

The 10.875% Senior Notes were issued by The Hillman Group, Inc. and are fully and unconditionally guaranteed on a joint and several basis by the Company and certain of Company’s wholly owned subsidiaries. The non-guarantor information presented represents our Australian, Canadian and Mexican subsidiaries.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

16. Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Statements of Operations (Unaudited)

For the three months ended March 31, 2011

(Amounts in thousands)

	Successor
	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust- ments	Consolidated
Net sales	$-	$99,469	$7,876	$3,949	$-	$111,294
Cost of sales	-	49,521	3,971	2,217	(53)	55,656

Gross profit	-	49,948	3,905	1,732	53	55,638

Operating expenses:
Selling, general and administrative expenses	106	37,402	3,209	1,729	-	42,446
Acquisition and integration expense	-	1,250	-	40	-	1,290
Depreciation	-	4,224	197	18	-	4,439
Amortization	4,608	-	133	-	-	4,741
Intercompany administrative (income) expense	-	(60)	-	60	-	-

Total operating expenses	4,714	42,816	3,539	1,847	-	52,916

Other (expense) income, net	106	(47)	(2)	308	-	365
Income (loss) from operations	(4,608)	7,085	364	193	53	3,087
Intercompany interest (income) expense	(3,058)	3,058	-	-	-	-
Interest expense, net	(106)	9,183	-	-	-	9,077
Interest expense on junior subordinated debentures	3,152	-	-	-	-	3,152
Investment income on trust common securities	(95)	-	-	-	-	(95)

Income (loss) before equity in subsidiaries’ income	(4,501)	(5,156)	364	193	53	(9,047)
Equity in subsidiaries’ income (loss)	(4,876)	280	-	-	4,596	-

Income (loss) before income taxes	(9,377)	(4,876)	364	193	4,649	(9,047)
Income tax provision (benefit)	(4,442)	-	176	101	-	(4,165)

Net income (loss)	$(4,935)	$(4,876)	$188	$92	$4,649	$(4,882)

Other comprehensive income (loss):
Foreign currency translation adjustments	-	-	-	23	-	23
Change in derivative security value	-	(19)	-	-	-	(19)

Total comprehensive income (loss)	$(4,935)	$(4,895)	$188	$115	$4,649	$(4,878)

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

16. Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Statements of Operations (Unaudited)

For the three months ended March 31, 2010

(Amounts in thousands)

	Predecessor
	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust- ments	Consolidated
Net sales	$-	$102,585	$3,410	$2,465	$-	$108,460
Cost of sales	-	48,083	2,650	1,181	24	51,938

Gross profit	-	54,502	760	1,284	(24)	56,522

Operating expenses:
Selling, general and administrative expenses	1,508	36,919	858	1,003	-	40,288
Depreciation	-	4,232	19	39	-	4,290
Amortization	1,598	-	9	-	-	1,607
Intercompany administrative (income) expense	-	(60)	-	60	-	-
Management and transaction fees to related party	251	-	-	-	-	251

Total operating expenses	3,357	41,091	886	1,102	-	46,436

Other (expense) income, net	81	(21)	(217)	239	-	82
Income (loss) from operations	(3,276)	13,390	(343)	421	(24)	10,168
Intercompany interest (income) expense	(3,058)	3,058	-	-	-	-
Interest expense, net	(89)	4,269	-	-	-	4,180
Interest on mandatorily redeemable preferred stock and management purchased options	3,246	-	-	-	-	3,246
Interest expense on junior subordinated debentures	3,152	-	-	-	-	3,152
Investment income on trust common securities	(95)	-	-	-	-	(95)

Income (loss) before equity in subsidiaries’ income	(6,432)	6,063	(343)	421	(24)	(315)
Equity in subsidiaries’ income (loss)	6,037	(26)	-	-	(6,011)	-

Income (loss) before income taxes	(395)	6,037	(343)	421	(6,035)	(315)
Income tax provision (benefit)	1,150	-	(49)	153	-	1,254

Net income (loss)	$(1,545)	$6,037	$(294)	$268	$(6,035)	$(1,569)

Other comprehensive income (loss):
Foreign currency translation adjustments	-	-	-	(37)	-	(37)
Change in derivative security value	-	10	-	-	-	10

Total comprehensive income (loss)	$(1,545)	$6,047	$(294)	$231	$(6,035)	$(1,596)

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

16. Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Balance Sheet (Unaudited)

As of March 31, 2011

(Amounts in thousands)

	Successor
	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust- ments	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$1	$806	$2,102	$847	$-	$3,756
Restricted investments	227	-	-	-	-	227
Accounts receivable	-	61,174	7,932	(4,809)	-	64,297
Inventories	-	89,230	11,218	3,780	(285)	103,943
Deferred income taxes	7,083	-	1,654	225	(611)	8,351
Other current assets	-	3,102	758	792	-	4,652

Total current assets	7,311	154,312	23,664	835	(896)	185,226
Intercompany notes receivable	105,446	-	-	-	(105,446)	-
Intercompany interest receivable	3,058	-	-	-	(3,058)	-
Investments in subsidiaries	(621,426)	96,978	-	-	524,448	-
Property and equipment	-	51,785	17,655	236	-	69,676
Goodwill	430,622	1,555	25,471	-	280	457,928
Other intangibles	352,372	-	33,385	-	-	385,757
Restricted investments	3,382	-	-	-	-	3,382
Deferred income taxes	28,634	406	(127)	471	(28,913)	471
Deferred financing fees	-	14,989	-	-	-	14,989
Investment in trust common securities	3,261	-	-	-	-	3,261
Other assets	-	1,309	25	842	-	2,176

Total assets	$312,660	$321,334	$100,073	$2,384	$386,415	$1,122,866

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$-	$28,730	$1,650	$489	$-	$30,869
Current portion of senior term loans	-	2,900	-	-	-	2,900
Additional acquisition consideration	-	24,408	-	-	-	24,408
Current portion of capitalized lease and	-	30	-	-	-	30
Accrued expenses:
Salaries and wages	-	2,716	406	156	-	3,278
Pricing allowances	-	4,531	60	500	-	5,091
Income and other taxes	(445)	1,851	232	661	-	2,299
Interest	-	7,397	-	-	-	7,397
Deferred compensation	227	-	-	-	-	227
Other accrued expenses	-	5,437	281	266	-	5,984

Total current liabilities	(218)	78,000	2,629	2,072	-	82,483

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

16. Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Balance Sheet (Unaudited)

As of March 31, 2011

(Amounts in thousands)

	Successor
	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust- ments	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY (CONTINUED)
Intercompany debt payable	-	105,446	-	-	(105,446)	-
Intercompany interest payable	-	3,058	-	-	(3,058)	-
Long term senior term loans	-	284,925	-	-	-	284,925
Bank revolving credit	-	9,000	-	-	-	9,000
Long term portion of capitalized leases	-	126	-	-	-	126
Long term senior notes	-	204,605	-	-	-	204,605
Junior subordinated debentures	115,730	-	-	-	-	115,730
Mandatorily redeemable preferred stock	-	-	-	-	-	-
Management purchased preferred options	-	-	-	-	-	-
Deferred compensation	3,382	-	-	-	-	3,382
Deferred income taxes, net	153,557	-	54	-	(29,524)	124,087
Accrued dividends on preferred stock	-	-	-	-	-	-
Other non-current liabilities	-	3,278	-	-	-	3,278

Total liabilities	272,451	688,438	2,683	2,072	(138,028)	827,616

Common stock with put options:
Common stock, $.01 par, 5,000 shares authorized, 198.3 issued and outstanding at March 31, 2011	12,247	-	-	-	-	12,247
Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock:
Preferred stock, $.01 par, 5,000 shares authorized, none issued and outstanding at March 31, 2011	-	-	-	-	-	-
Common Stock:
Common stock, $.01 par, 5,000 shares authorized, 4,801.7 issued and outstanding at March 31, 2011	-	-	65	-	(65)	-
Additional paid-in capital	133,529	(149,859)	96,913	341	215,620	296,544
Accumulated deficit	(105,567)	(216,602)	412	430	308,407	(12,920)
Accumulated other comprehensive loss	-	(643)	-	(459)	481	(621)

Total stockholders’ equity	27,962	(367,104)	97,390	312	524,443	283,003

Total liabilities and stockholders’ equity	$312,660	$321,334	$100,073	$2,384	$386,415	$1,122,866

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

16. Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Balance Sheet (Unaudited)

As of December 31, 2010

(Amounts in thousands)

	Successor
	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust- ments	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$1	$5,166	$1,119	$1,299	$-	$7,585
Restricted investments	227	-	-	-	-	227
Accounts receivable	-	54,528	7,139	(5,157)	-	56,510
Inventories	-	84,011	10,644	3,384	(338)	97,701
Deferred income taxes	7,267	-	1,885	225	-	9,377
Other current assets	-	2,239	364	798	-	3,401

Total current assets	7,495	145,944	21,151	549	(338)	174,801
Intercompany notes receivable	105,446	-	-	-	(105,446)	-
Investments in subsidiaries	(615,609)	31,720	-	-	583,889	-
Property and equipment	-	52,005	276	231	-	52,512
Goodwill	430,564	1,561	7,184	-	280	439,589
Other intangibles	356,981	-	6,095	-	-	363,076
Restricted investments	3,251	-	-	-	-	3,251
Deferred income taxes	25,423	392	(201)	379	(25,614)	379
Deferred financing fees	-	14,322	-	-	-	14,322
Investment in trust common securities	3,261	-	-	-	-	3,261
Other assets	-	900	25	662	-	1,587

Total assets	$316,812	$246,844	$34,530	$1,821	$452,771	$1,052,778

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$-	$27,433	$659	$332	$-	$28,424
Current portion of senior term loans	-	2,900	-	-	-	2,900
Current portion of capitalized lease and other obligations	-	30	-	-	-	30
Accrued expenses:
Salaries and wages	-	5,395	505	178	-	6,078
Pricing allowances	-	4,862	13	480	-	5,355
Income and other taxes	(283)	1,749	153	420	-	2,039
Interest	-	1,409	-	-	-	1,409
Deferred compensation	227	-	-	-	-	227
Other accrued expenses	-	6,484	1,201	214	-	7,899

Total current liabilities	(56)	50,262	2,531	1,624	-	54,361

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

16. Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Balance Sheet (Unaudited)

As of December 31, 2010

(Amounts in thousands)

	Successor
	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust- ments	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY (CONTINUED)
Intercompany debt payable	-	105,446	-	-	(105,446)	-
Intercompany interest payable	-	-	-	-	-	-
Long term senior term loans	-	285,650	-	-	-	285,650
Bank revolving credit	-	12,000	-	-	-	12,000
Long term portion of capitalized lease and other obligations	-	134	-	-	-	134
Long term senior notes	-	150,000	-	-	-	150,000
Long term unsecured subordinated notes	-	-	-	-	-	-
Junior subordinated debentures	115,837	-	-	-	-	115,837
Deferred compensation	3,251	-	-	-	-	3,251
Deferred income taxes, net	154,844	-	54	-	(25,614)	129,284
Other non-current liabilities	-	2,283	-	-	-	2,283

Total liabilities	273,876	605,775	2,585	1,624	(131,060)	752,800

Common stock with put options:
Common stock, $.01 par, 5,000 shares authorized, 198.4 issued and outstanding at December 31, 2010	12,247	-	-	-	-	12,247
Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock:
Preferred stock, $.01 par, 5,000 shares authorized, none issued and outstanding at December 31, 2010	-	-	-	-	-	-
Common Stock:
Common stock, $.01 par, 5,000 shares authorized, 4,801.6 issued and outstanding at December 31, 2010	-	-	65	-	(65)	-
Additional paid-in capital	133,138	(149,918)	31,656	341	281,177	296,394
Accumulated deficit	(102,449)	(208,389)	224	338	302,238	(8,038)
Accumulated other comprehensive loss	-	(624)	-	(482)	481	(625)

Total stockholders’ equity	30,689	(358,931)	31,945	197	583,831	287,731

Total liabilities and stockholders’ equity	$316,812	$246,844	$34,530	$1,821	$452,771	$1,052,778

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

16. Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Statement of Cash Flows (Unaudited)

For the three months ended March 31, 2011

(Amounts in thousands)

	Successor
	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust- ments	Consolidated
Cash flows from operating activities:
Net income (loss)	$(59)	$(5,156)	$188	$92	$53	$(4,882)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	4,608	4,224	330	18	-	9,180
Dispositions of property and equipment	-	31	3	-	-	34
Deferred income tax provision (benefit)	(4,314)	(14)	181	(92)	-	(4,239)
Deferred financing and original issue discount amortization	(107)	606	-	-	-	499
Changes in operating items:
Accounts receivable	-	(6,534)	814	(1,332)	-	(7,052)
Inventories	-	(5,219)	512	(396)	(53)	(5,156)
Other assets	-	(1,384)	(1,049)	810	-	(1,623)
Accounts payable	-	1,297	469	157	-	1,923
Other accrued liabilities	(162)	5,091	(893)	291	(3,058)	1,269
Other items, net	34	(2,495)	489	14	3,058	1,100

Net cash provided by (used for) operating activities	-	(9,553)	1,044	(438)	-	(8,947)

Cash flows from investing activities:
TagWorks acquisition	-	(40,359)	-	-	-	(40,359)
Capital expenditures	-	(4,047)	(61)	(14)	-	(4,122)

Net cash used for investing activities	-	(44,406)	(61)	(14)	-	(44,481)

Cash flows from financing activities:
Repayments of senior term loans	-	(725)	-	-	-	(725)
Borrowings of revolving credit loans	-	3,000	-	-	-	3,000
Repayments of revolving credit loans	-	(6,000)	-	-	-	(6,000)
Principal payments under capitalized lease obligations	-	(8)	-	-	-	(8)
Borrowings of senior notes	-	50,000	-	-	-	50,000
Premium on senior notes	-	4,625	-	-	-	4,625
Financing fees, net	-	(1,293)	-	-	-	(1,293)

Net cash provided by financing activities	-	49,599	-	-	-	49,599

Net (decrease) increase in cash and cash equivalents	-	(4,360)	983	(452)	-	(3,829)
Cash and cash equivalents at beginning of period	1	5,166	1,119	1,299	-	7,585

Cash and cash equivalents at end of period	$1	$806	$2,102	$847	$-	$3,756

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

16. Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Statement of Cash Flows (Unaudited)

For the three months ended March 31, 2010

(Amounts in thousands)

	Predecessor
	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust- ments	Consolidated
Cash flows from operating activities:
Net income (loss)	$(7,582)	$6,063	$(294)	$268	$(24)	$(1,569)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	1,598	4,232	28	39	-	5,897
Dispositions of property and equipment	-	-	-	-	-	-
Deferred income tax provision (benefit)	872	6	(40)	33	-	871
Deferred financing and original issue discount amortization	(89)	401	-	-	-	312
Interest on mandatorily redeemable preferred stock and management purchased options	3,246	-	-	-	-	3,246
Stock-based compensation expense	833	-	-	-	-	833
Changes in operating items:
Accounts receivable	-	(11,375)	(188)	35	-	(11,528)
Inventories	-	237	271	(237)	24	295
Other assets	-	(797)	533	281	-	17
Accounts payable	-	4,756	(74)	186	-	4,868
Interest payable on junior subordinated debentures	-	-	-	-	-	-
Other accrued liabilities	168	(3,459)	132	203	(3,058)	(6,014)
Other items, net	(2,908)	(3,288)	-	(46)	6,921	679

Net cash (used for) provided by operating activities	(3,862)	(3,224)	368	762	3,863	(2,093)

Cash flows from investing activities:
Capital expenditures	-	(2,967)	(7)	(2)	-	(2,976)
Other, net	3,863	-	-	-	(3,863)	-

Net cash provided by (used for) investing activities	3,863	(2,967)	(7)	(2)	(3,863)	(2,976)

Cash flows from financing activities:
Borrowings under capitalized lease obligations	-	-	-	-	-	-
Principal payments under capitalized lease obligations	-	(87)	-	-	-	(87)

Net cash used for financing activities	-	(87)	-	-	-	(87)

Net increase (decrease) in cash and cash equivalents	1	(6,278)	361	760	-	(5,156)
Cash and cash equivalents at beginning of period	1	16,282	518	363	-	17,164

Cash and cash equivalents at end of period	$2	$10,004	$879	$1,123	$-	$12,008

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

These forward-looking statements are not historical facts, but rather are based on management’s current expectations, assumptions and projections about future events. Although management believes that the expectations, assumptions and projections on which these forward-looking statements are based are reasonable, they nonetheless could prove to be inaccurate, and as a result, the forward-looking statements based on those expectations, assumptions and projections also could be inaccurate. Forward-looking statements are not guarantees of future performance. Instead, forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause the Company’s strategy, planning, actual results, levels of activity, performance, or achievements to be materially different from any strategy, planning, future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Actual results could differ materially from those currently anticipated as a result of a number of factors, including the risks and uncertainties discussed under captions “Risk Factors” set forth in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements.

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

General

The Hillman Companies, Inc. and its wholly owned subsidiaries (collectively, “Hillman” or the “Company”) are one of the largest providers of hardware-related products and related merchandising services to retail markets in North America. The Company’s principal business is operated through its wholly-owned subsidiary, The Hillman Group, Inc. (“Hillman Group”). A subsidiary of Hillman Group operates in (1) Canada under the name The Hillman Group Canada, Ltd., (2) Mexico under the name SunSource Integrated Services de Mexico SA de CV, (3) Australia under the name Hillman Group Australia Pty Ltd., (4) the U.S. under the name TagWorks LLC, (“TagWorks”) and (5) primarily in Florida under the name All Points Industries, Inc. (“All Points”). Hillman Group sells its product lines and provides its services to hardware stores, home centers, mass merchants, pet supply stores, and other retail outlets principally in the United States, Canada, Mexico, Latin America and the Caribbean. Product lines include thousands of small parts such as fasteners and related hardware items; threaded rod and metal shapes; builder’s hardware; keys, key duplication systems and accessories; and identification items, such as tags and letters, numbers and signs (“LNS”). Services offered include design and installation of merchandising systems and maintenance of appropriate in-store inventory levels.

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

The Company’s condensed consolidated statements of operations and cash flows for the period presented prior to May 28, 2010 are referenced herein as the predecessor financial statements (the “Predecessor” or “Predecessor Financial Statements”). The Company’s condensed consolidated balance sheets as of March 31, 2011 and December 31, 2010, its related statements of operations, cash flows and changes in stockholders’ equity for the periods presented subsequent to the Merger Transaction are referenced herein as the successor financial statements (the “Successor” or “Successor Financial Statements”).

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

Concurrently with the consummation of the Merger Transaction, Hillman Group issued $150.0 million aggregate principal amount of its senior notes due 2018 (the “10.875% Senior Notes”), which are guaranteed by Hillman, Hillman Investment and all of Hillman Group’s domestic subsidiaries. Hillman Group pays interest on the 10.875% Senior Notes semi-annually on June 1 and December 1 of each year.

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

The Company pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.2 million per annum in the aggregate. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. Pursuant to the Indenture that governs the Trust Preferred Securities, the Trust is able to defer distribution payments to holders of the Trust Preferred Securities for a period that cannot exceed 60 months (the “Deferral Period”). During the Deferral Period, the Company is required to accrue the full amount of all interest payable, and such deferred interest payable is immediately payable by the Company at the end of the Deferral Period.

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

Recent Developments

Effective April 18, 2011, the Company completed an amendment to its existing Senior Facilities credit agreement. The Senior Facilities amendment eliminated the total leverage and interest coverage covenants and reduced the secured leverage covenant to 4.75x with no future step downs. The term loan pricing was modified to reduce the Eurodollar Margin and the Base Rate Margin by 25 basis points and reduce the floor on Eurodollar and Base Rate Loans by an additional 25 basis points. The Senior Facilities amendment relaxed the restrictions on acquisitions and permitted indebtedness to provide greater acquisition flexibility.

In conjunction with the TagWorks Acquisition, Hillman Group entered into a seventeen (17) year agreement with KeyWorks-KeyExpress, LLC (“KeyWorks”), a company affiliated with TagWorks, to assign its patent-pending retail key program technology to Hillman Group and to continue to work collaboratively with us to develop next generation key duplicating technology. The Company is in the process of obtaining additional and necessary information to make a determination as to whether KeyWorks is a variable interest entity which would need to be consolidated as a result of the terms of the technology development arrangement. Management does not believe that the net impact to the consolidated financial statements would be material if KeyWorks were determined to be a consolidated variable interest entity.

Results of Operations

The Company’s accompanying interim condensed consolidated financial statements are presented for two periods, Predecessor and Successor, which relate to the accounting periods preceding and succeeding the completion of the Merger Transaction. The Predecessor and Successor periods have been separated by a vertical line on the face of the condensed consolidated financial statements to highlight the fact that the financial information for such periods has been prepared under two different historical cost bases of accounting. The following analysis of results of operations includes a brief discussion of the factors that affected the Company’s operating results and a comparative analysis of the Successor period of the three months ended March 31, 2011 and the Predecessor period of the three months ended March 31, 2010.

	Successor		Predecessor
	Three Months ended March 31, 2011		Three Months ended March 31, 2010
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Net sales	$111,294	100.0%	$108,460	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	55,656	50.0%	51,938	47.9%

Gross profit	55,638	50.0%	56,522	52.1%

Operating expenses:
Selling	21,903	19.7%	20,846	19.2%
Warehouse & delivery	13,035	11.7%	11,824	10.9%
General & administrative	7,508	6.7%	6,191	5.7%
Stock compensation expense	—	0.0%	1,427	1.3%

Total SG&A	42,446	38.1%	40,288	37.1%
Acquisition and integration (a)	1,290	1.2%	—	0.0%
Depreciation	4,439	4.0%	4,290	4.0%
Amortization	4,741	4.3%	1,607	1.5%
Management and transaction fees to related party	—	0.0%	251	0.2%

Total operating expenses	52,916	47.5%	46,436	42.8%

Other income, net	365	0.3%	82	0.1%

Income from operations	3,087	2.8%	10,168	9.4%
Interest expense, net	9,077	8.2%	4,180	3.9%
Interest expense on mandatorily redeemable preferred stock & management purchased options	—	0.0%	3,246	3.0%
Interest expense on junior subordinated notes	3,152	2.8%	3,152	2.9%
Investment income on trust common securities	(95)	-0.1%	(95)	-0.1%

Loss before income taxes	(9,047)	-8.1%	(315)	-0.3%
Income tax (benefit) provision	(4,165)	-3.7%	1,254	1.2%

Net loss	$(4,882)	-4.4%	$(1,569)	-1.4%

(a)	Represents charges for investment banking, legal and other professional fees incurred in connection with the Merger Transaction, Servalite acquisition, TagWorks acquisition and the start-up of operations for Hillman Australia.

Current Economic Conditions

The U.S. economy has undergone a period of recession and the future economic environment may continue to be less favorable than that of recent years. This slowdown has, and could further lead to, reduced consumer and business spending in the foreseeable future, including by our customers. In addition, economic conditions, including decreased access to credit, may result in financial difficulties leading to restructurings, bankruptcies, liquidations and other unfavorable events for our customers, suppliers and other service providers. If such conditions continue or further deteriorate in the remainder of 2011 or through fiscal 2012, our industry, business and results of operations may be impacted.

The Company’s business is impacted by general economic conditions in the U.S. and international markets, particularly the U.S. retail markets including hardware stores, home centers, mass merchants, and other retailers. In recent quarters, operations have been negatively impacted by the general downturn in the U.S. economy, including higher unemployment figures, and the contraction of the retail market. Although there have been certain signs of improvement in the economy, generally such conditions are not expected to improve significantly in the near term and may have the effect of reducing consumer spending, which could adversely affect our results of operations during the remainder of this year or beyond.

The Company is sensitive to inflation or deflation present in the economies of the United States and foreign suppliers located primarily in Taiwan and China. For several years leading up to 2009, the rapid growth in China’s economic activity produced significantly rising costs of certain imported fastener products. In addition, the cost of commodities such as copper, zinc, aluminum, nickel, and plastics used in the manufacture of other Company products increased sharply. Further, increases in the cost of diesel fuel contributed to transportation rate increases. The trend of rising commodity costs accelerated in the first half of 2008. In the second half of 2008 and during the first half of 2009, national and international economic difficulties started a reversal of the trend of rising costs for our products and commodities used in the manufacture of our products, including a decrease in the cost of oil and diesel fuel. During the second half of 2009, most of 2010 and the first three months of 2011, the Company has seen an end to decreasing costs and, in certain instances, moderate increases in the costs for our products and commodities used in the manufacture of our products. The Company took pricing action in the first quarter of 2011 in an attempt to offset a portion of the product cost increases. While inflation and resulting cost increases over a period of years would result in significant increases in inventory costs and operating expenses, the opposite is true when exposed to a prolonged period of cost decreases. The ability of the Company’s operating divisions to institute price increases and seek price concessions, as appropriate, is dependent on competitive market conditions.

Successor Period of the Three Months Ended March 31, 2011 vs Predecessor Period of the Three Months Ended March 31, 2010

Revenues

Net sales for the first quarter 2011 were $111.3 million, an increase of $2.8 million or 2.6%, compared to net sales of $108.5 million for the first quarter of 2010. Excluding the first quarter net sales of $5.0 million for the newly acquired Servalite and TagWorks businesses, the first quarter of 2011 net sales were $2.2 million or 2.0% less than the prior year period. The reduction in net sales was primarily the result of fewer new product rollouts in our national accounts business.

Gross Profit

The Company’s gross profit percentage was 50.0% in the first quarter of 2011 compared to 52.1% in the first quarter of 2010. The margin decline in the first quarter of 2011 is the result of an unfavorable sales product mix and the impact of cost increases in certain commodities used in our products, particularly copper, nickel and zinc. Additionally, a significant portion of our product is supplied from vendors in Asia, including Taiwan and China. Ocean cargo rates have increased approximately 20-25% from the prior year. This has resulted in a significant increase in the landed cost of our products. The Company intiated pricing action in the latter part of the first quarter of 2011 to recover a portion of the increased product costs.

Expenses

Operating expenses for the first quarter of 2011 were $52.9 million compared to $46.4 million for the first quarter of 2010. The following changes in underlying trends impacted the change in operating expenses:

•

Warehouse and delivery expense was $13.0 million, or 11.7% of net sales, in the first quarter of 2011 compared to $11.8 million, or 10.9% of net sales in the first quarter of 2010. Outbound and inter-branch freight expense, the largest component of warehouse and delivery expense, increased from 4.3% of net sales in the first quarter of 2010 to 4.9% of net sales in the first quarter of 2011. The 2011 freight costs included the negative impact of higher fuel surcharges and lower average customer order sizes.

•

General and administrative (“G&A”) expenses of $7.5 million in the first quarter of 2011 were $1.3 million higher than the first quarter of 2010. The increase in G&A expenses was primarily the result of an increase of $0.7 million in legal and professional costs together with the increased G&A expenses associated with the Servalite and TagWorks acquisitions.

•

No stock compensation expense was recorded in the first quarter of 2011. The stock compensation expense of the Successor is dependent upon the valuation of underlying shares due to the classification of liability based awards. The stock compensation expense of the Predecessor was $1.4 million in the first quarter of 2010.

•

Acquisition and integration expense of $1.3 million in the first quarter of 2011 represents charges for banking, legal and other professional fees incurred in connection with the Merger Transaction, Servalite acquisition, TagWorks acquisition and the start-up of operations for Hillman Australia. There were no acquisition and integration expenses in the first quarter of 2010.

•

Amortization expense was $4.7 million in the first quarter of 2011, or an estimated annual rate of $18.8 million. The amortization expense of $1.6 million in the first quarter of 2010 amounted to an estimated annual amount of approximately $6.4 million. The higher annual rate of amortization expense for the 2011 period was due to the increase in intangible assets, subject to amortization, acquired as a result of the Merger Transaction, Servalite acquisition and TagWorks acquisition.

•

Interest expense, net, was $9.1 million in the first quarter of 2011, or an estimated annual rate of approximately $36.4 million. The interest expense was $4.2 million for the first quarter of 2010, or an estimated annual rate of approximately $16.8 million. The increase in estimated annual interest expense was primarily the result of the higher level of debt outstanding as a result of the Merger Transaction, Servalite acquisition and TagWorks acquisition.

•

The Successor incurred no interest expense on mandatorily redeemable preferred stock and management purchased options in the first quarter of 2011 as a result of their redemption in connection with the Merger Transaction. The interest expense on these securities was $3.2 million for the first quarter of 2010.

Income Taxes

The Company recorded an income tax benefit of ($4.2) million on a pre-tax loss of ($9.1) million in the first quarter of 2011, compared to an income tax provision of $1.2 million on a pre-tax loss of ($0.3) million in the first quarter of 2010. The effective income tax rates were 46.0% and -398.1% for the three months ended March 31, 2011 and 2010, respectively. In the Successor period ended March 31, 2011, the effective income tax rate differed from the federal statutory rate primarily due to a current period charge caused by the effect of changes in certain state income tax rates on the company’s deferred tax assets and liabilities. The remaining differences between the effective income tax rate and the federal statutory rate in the three month period ended March 31, 2011 was primarily due to state and foreign income taxes.

In the Predecessor period ended March 31, 2010, the effective income tax rate differed from the federal statutory rate primarily as a result of the effect of nondeductible interest on mandatorily redeemable preferred stock and stock compensation expense. The non-deductible interest and compensation expense described above decreased the effective income tax rate from the federal statutory rate by -378.2% in the three month period ended March 31, 2010. The remaining difference between the effective income tax rate and the federal statutory rate in the three-month period ended March 31, 2010 was primarily due to state and foreign income taxes.

Liquidity and Capital Resources

Cash Flows

The statements of cash flows reflect the changes in cash and cash equivalents for the three months ended March 31, 2011 (Successor) and the three months ended March 31, 2010 (Predecessor) by classifying transactions into three major categories: operating, investing and financing activities.

Operating Activities

Net cash used by operating activities for the quarter ended March 31, 2011 of $8.9 million was the result of the net loss adjusted for non-cash charges of $0.6 million for depreciation, amortization, deferred taxes, and deferred financing which was offset by cash related adjustments of $9.5 million for routine operating activities represented by changes in inventories, accounts receivable, accounts payable, accrued liabilities and other assets. In the first three months of 2011, routine operating activities used cash through an increase in accounts receivable of $7.0 million, inventories of $5.2 million and other assets of $1.6 million. This was partially offset by an increase in accounts payable of $1.9 million, accrued liabilities of $1.3 million and other of $1.1 million. The Company’s operating cash outflows have historically been higher in the first two fiscal quarters when selling volume, accounts receivable and inventory levels increase as the Company moves into the stronger spring and summer selling seasons.

Net cash used for operating activities for the quarter ended March 31, 2010 of $2.1 million was the result of the net loss adjusted for non-cash charges of $9.6 million for depreciation, amortization, deferred taxes, deferred financing, stock-based compensation and interest on mandatorily redeemable preferred stock and management purchased options which was offset by cash related adjustments of $11.7 million for routine operating activities represented by changes in inventories, accounts receivable, accounts payable, accrued liabilities and other assets. In the first quarter of 2010, routine operating activities used cash through an increase in accounts receivable of $11.5 million and a decrease in accrued liabilities of $6.0 million. This was partially offset by an increase in accounts payable of $4.9 million and decreases in inventories of $0.3 million and other of $0.6 million. The increase in accounts receivable was the result of the seasonal increase in sales for the latter part of the first quarter. The decrease in accrued liabilities was the result of routine payment of prior year end accrued payroll and bonus amounts.

Investing Activities

Net cash used for investing activities was $44.5 million for the quarter ended March 31, 2011. The Company used $40.4 million for the acquisition of TagWorks. Capital expenditures for the three months totaled $4.1 million, consisting of $1.5 million for key duplicating machines, $1.1 million for engraving machines and $1.5 million for computer software and equipment.

Net cash used for investing activities was $3.0 million for the quarter ended March 31, 2010. Capital expenditures for the quarter totaled $3.0 million, consisting of $2.2 million for key duplicating machines, $0.2 million for engraving machines and $0.6 million for computer software and equipment.

Financing Activities

Net cash provided by financing activities was $49.6 million for the quarter ended March 31, 2011. The net cash provided by financing activities was primarily related to the issuance of $50.0 million in 10.875% Senior Notes together with the $4.6 million note premium. This was partially offset by net cash used of $3.0 million for repayments on the revolving credit facility, $1.3 million in financing fees on the 10.875% Senior Notes and $0.7 million in principal payments on the senior term loans.

Net cash used for financing activities was $0.1 million for the quarter ended March 31, 2010. The net cash used was primarily related to the principal payments on capitalized lease obligations.

Liquidity

Management believes projected cash flows from operations and revolver availability will be sufficient to fund working capital and capital expenditure needs for the next 12 months.

The Company’s working capital (current assets minus current liabilities) position of $102.7 million as of March 31, 2011, represents a decrease of $17.7 million from the December 31, 2010 level of $120.4 million as follows:

(dollars in thousands)	Amount
Decrease in cash and cash equivalents	$(3,829)
Increase in accounts receivable, net	7,787
Increase in inventories, net	6,242
Increase in other current assets	1,251
Decrease in deferred taxes	(1,026)
Increase in accounts payable	(2,445)
Increase in additional acquisition consideration	(24,408)
Decrease in accrued salaries and wages	2,800
Decrease in accrued pricing allowances	264
Increase in accrued income and other taxes	(260)
Increase in accrued interest	(5,988)
Decrease in other accrued liabilities	1,915

Net decrease in working capital for the quarter ended March 31, 2011	$(17,697)

The decrease in the Company’s working capital as of March 31, 2011 was primarily the result of the March 16, 2011 acquisition of TagWorks which included $24,408 in additional acquisition consideration as a reduction to working capital.

Contractual Obligations

The Company’s contractual obligations in thousands of dollars as of March 31, 2011:

		Payments Due
Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Junior Subordinated Debentures (1)	$115,730	$—	$—	$—	$115,730
Senior Term Loans	287,825	2,900	5,800	5,800	273,325
Bank Revolving Credit Facility	9,000	—	—	—	9,000
10.875% Senior Notes	200,000	—	—	—	200,000
Additional Acquisition Consideration	24,408	24,408	—	—	—
Interest Payments (2)	228,507	36,207	71,739	71,159	49,402
Operating Leases	40,490	8,169	9,892	5,047	17,382
Deferred Compensation Obligations	3,609	227	454	454	2,474
Capital Lease Obligations	179	38	71	60	10
Purchase Obligations	788	350	438	—	—
Other Obligations	1,846	1,053	634	159	—
Uncertain Tax Position Liabilities	4,433	—	1,438	—	2,995

Total Contractual Cash Obligations (3)	$916,815	$73,352	$90,466	$82,679	$670,318

(1)	The junior subordinated debentures liquidation value is approximately $108,707.
(2)	Interest payments for borrowings under the Senior Facilities and with regard to the 10.875% Senior Notes. Interest payments on the variable rate senior term loans were calculated using the actual interest rate of 5.00% per the April 18, 2011 amendment to the Senior Facilities which consisted of a EuroDollar minimum floor rate of 1.50% plus EuroDollar Margin of 3.50%.
(3)	All of the contractual obligations noted above are reflected on the Company’s condensed consolidated balance sheet as of March 31, 2011 except for the interest payments and operating leases.

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

As of March 31, 2011, the Company had no material purchase commitments for capital expenditures.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Borrowings

As of March 31, 2011, the Company had $15.1 million available under its secured credit facilities. The Company had approximately $297.0 million of outstanding debt under its secured credit facilities at March 31, 2011, consisting of $287.8 million in a term loan, $9.0 million in revolving credit borrowings and $0.2 million in capitalized lease obligations. The term loan consisted of a $287.8 million Term B-2 Loan at a three (3) month LIBOR rate plus margin of 5.50%. The revolver borrowings (the “Revolver”) consisted of $9.0 million currently at a three (3) month LIBOR rate plus margin of 5.50%. The capitalized lease obligations were at various interest rates.

At March 31, 2011 and December 31, 2010, the Company borrowings were as follows:

	March 31, 2011			December 31, 2010
(dollars in thousands)	Facility Amount	Outstanding Amount	Interest Rate	Facility Amount	Outstanding Amount	Interest Rate
Term B-2 Loan		$287,825	5.50%		$288,550	5.50%
Revolving credit facility	$30,000	9,000	5.50%	$30,000	12,000	5.50%
Capital leases & other obligations		156	various		164	various

Total secured credit		296,981			300,714
10.875% Senior notes		200,000	10.875%		150,000	10.875%

Total borrowings		$496,981			$450,714

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

Concurrently with the consummation of the Merger Transaction, Hillman Group issued $150.0 million aggregate principal amount of its 10.875% Senior Notes due 2018. On March 16, 2011, Hillman Group completed an offering of $50.0 million aggregate principal amount of Hillman Group’s 10.875% Senior Notes due 2018. Hillman Group received a premium of $4.6 million on the $50.0 million note offering and used the net proceeds to fund the acquisition of TagWorks, to repay a portion of indebtedness under its revolving credit facility and to pay related fees, expenses and other related payments. The 10.875% Senior Notes are guaranteed by Hillman Companies, Hillman Investment Company and all of the domestic subsidiaries of Hillman Group. Hillman Group pays interest on the 10.875% Senior Notes semi-annually on June 1 and December 1 of each year.

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

The Company’s Senior Facilities require the maintenance of a secured leverage ratio which limits the ability of the Company to incur debt, make investments, make dividend payments to holders of the Trust Preferred Securities or undertake certain other business activities. Upon the occurrence of an event of default under the credit agreements, all amounts outstanding, together with accrued interest, could be declared immediately due and payable by our lenders. Below are the calculations of the financial covenant, as amended on April 18, 2011, with the Senior Facilities requirement for the twelve trailing months ended March 31, 2011:

(dollars in thousands)	Actual	Ratio Requirement
Secured Leverage Ratio
Senior term loan balance	$287,825
Revolver	9,000
Capital leases and other credit obligations	156

Total debt	$296,981

Adjusted EBITDA (1)	$89,420
Leverage ratio (must be below requirement)	3.32	4.75

(1)	Adjusted EBITDA is defined as income from operations of $842, plus depreciation of $18,439, amortization of $16,481, stock compensation expense of $17,626, restructuring costs of $2,706, acquisition and integration costs of $23,751, management fees of $187, foreign exchange (gains) or losses of ($461) and the pro-form EBITDA from the acquisitions of Servalite and TagWorks of $9,849.

Critical Accounting Policies and Estimates

Significant accounting policies and estimates are summarized in the notes to the condensed consolidated financial statements. Some accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate. Management believes these estimates and assumptions are reasonable based on the facts and circumstances as of March 31, 2011, however, actual results may differ from these estimates under different assumptions and circumstances.

We identified our critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations found in our Annual Report on Form 10-K for the year ended December 31, 2010. We believe there have been no changes in these critical accounting policies. We have summarized our critical accounting policies either in the notes to the condensed consolidated financial statements or below:

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

Accounts Receivable and Allowance for Doubtful Accounts:

The Company establishes the allowance for doubtful accounts using the specific identification method and also provides a reserve in the aggregate. The estimates for calculating the aggregate reserve are based on historical information. Increases to the allowance for doubtful accounts result in a corresponding expense. The allowance for doubtful accounts was $555 thousand as of March 31, 2011 and $520 thousand as of December 31, 2010.

Inventory Realization:

Inventories consisting predominantly of finished goods are valued at the lower of cost or market, cost being determined principally on the weighted average cost method. Excess and obsolete inventories are carried at net realizable value. The historical usage rate is the primary factor used by the Company in assessing the net realizable value of excess and obsolete inventory. A reduction in the carrying value of an inventory item from cost to market is recorded for inventory with no usage in the preceding twenty-four month period or with on hand quantities in excess of twenty-four months average usage. The inventory reserve amounts were $8.1 million as of March 31, 2011 and $11.0 million as of December 31, 2010. In the quarter ended March 31, 2011, the Company wrote-off $2.9 million in previously identified excess and obsolete inventory.

Goodwill and Other Intangible Assets:

Goodwill represents the excess purchase cost over the fair value of net assets of companies acquired in business combinations. Goodwill is an indefinite lived asset and is tested for impairment at least annually or more frequently if a triggering event occurs. If the carrying amount of goodwill is greater than the fair value, impairment may be present. The Company uses an independent appraiser to assess the value of its goodwill based on a discounted cash flow model and multiple of earnings. Assumptions critical to the Company’s fair value estimates under the discounted cash flow model include the discount rate, projected average revenue growth and projected long-term growth rates in the determination of terminal values.

The Company also evaluates indefinite-lived intangible assets (primarily trademarks and trade names) for impairment annually. The Company also tests for impairment if events and circumstances indicate that it is more likely than not that the fair value of an indefinite-lived intangible asset is below its carrying amount. Assumptions critical to the Company’s evaluation of indefinite-lived intangible assets for impairment include: the discount rate, royalty rates used in its evaluation of trade names, projected average revenue growth, and projected long-term growth rates in the determination of terminal values. An impairment charge is recorded if the carrying amount of an indefinite-lived intangible asset exceeds the estimated fair value on the measurement date. No impairment charges were recorded in the three month periods ended March 31, 2011 and 2010.

Long-Lived Assets:

The Company evaluates its long-lived assets for financial impairment and will continue to evaluate them based on the estimated undiscounted future cash flows as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. No impairment charges were recognized for long-lived assets in the quarters ended March 31, 2011 and 2010.

Risk Insurance Reserves:

The Company self-insures its product liability, automotive, workers’ compensation and general liability losses up to $250 thousand per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences in excess of $250 thousand up to $40 million. The two risk areas involving the most significant accounting estimates are workers’ compensation and automotive liability. Actuarial valuations performed by the Company’s outside risk insurance expert were used to form the basis for workers’ compensation and automotive liability loss reserves. The actuary contemplated the Company’s specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes the liability recorded for such risk insurance reserves is adequate as of March 31, 2011, but due to judgments inherent in the reserve estimation process, it is possible the ultimate costs will differ from this estimate.

The Company self-insures its group health claims up to an annual stop loss limit of $200 thousand per participant. Aggregate coverage is maintained for annual group health insurance claims in excess of 125% of expected claims. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves. The Company believes the liability recorded for such insurance reserves is adequate as of March 31, 2011, but due to judgments inherent in the reserve estimation process, it is possible the ultimate costs will differ from this estimate.

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

Based on the Company’s exposure to variable rate borrowings at March 31, 2011, a one percent (1%) change in the weighted average interest rate for a period of one year would change the annual interest expense by approximately $3.0 million.

The Company is exposed to foreign exchange rate changes of the Australian, Canadian and Mexican currencies as it impacts the $9.4 million net asset value of its Australian, Canadian and Mexican subsidiaries as of March 31, 2011. Management considers the Company’s exposure to foreign currency translation gains or losses to be immaterial.

Item 4.

Controls and Procedures

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, which included the matters discussed below, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period ended March 31, 2011, in ensuring that material information relating to the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934), as amended, that occurred during the quarter ended March 31, 2011 and that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3. – Defaults Upon Senior Securities.

Not Applicable

Item 4. – Reserved.

Item 5. – Other Information.

Not Applicable

Item 6. – Exhibits.

a)	Exhibits, including those incorporated by reference.

4.1	Registration Rights Agreement, dated March 16, 2011, by and among The Hillman Group, Inc., the Guarantors listed on Schedule I thereto, Barclays Capital Inc. and Morgan Stanley & Co. Incorporated. (1) (Exhibit 4.13)

4.2 *	Second Supplemental Indenture governing the 10.875% Senior Notes due 2018, dated April 1, 2011, by and among The Hillman Group, Inc., the Guarantors party thereto and Wells Fargo Bank, National Association, as trustee.

10.1 *	Amendment No. 1 to Credit Agreement, dated as of December 22, 2010, among The Hillman Companies, Inc., The Hillman Group, Inc., OHCP HM Merger Sub Corp., certain subsidiaries of OHCP HM Merger Sub Corp. and Barlcays Bank PLC, as Administrative Agent.

10.2	Purchase Agreement (in relation to $50,000,000 aggregate principal amount of initial notes), dated as of March 11, 2011, by and among The Hillman Group, Inc., the Guarantors listed on Schedule II thereto and the Initial Purchasers thereunder. (1) (Exhibit 10.42)

10.3 *	Amendment No. 2 to Credit Agreement, dated as of April 18, 2011, among OHCP HM Acquisition Corp., The Hillman Companies, Inc., The Hillman Group, Inc., the Lenders (as defined in the Credit Agreement), Barclays Bank PLC, as Administrative Agent and, for purposes of Section 6 and 7 thereof, certain subsidiaries of OHCP HM Acquisition Corp., as Guarantors.

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(1)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HILLMAN COMPANIES, INC.

/S/ JAMES P. WATERS	/S/ HAROLD J. WILDER
James P. Waters	Harold J. Wilder
Vice President —- Finance	Controller
(Chief Financial Officer)	(Chief Accounting Officer)

DATE: May 13, 2011