Form 10-Q
period 2011-06-30
HILLMAN COMPANIES INC
filed 2011-08-15
CIK 1029831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

On August 15, 2011, 5,000 shares of the Registrant’s common stock were issued and outstanding and 4,217,724 Trust Preferred Securities were issued and outstanding by the Hillman Group Capital Trust. The Trust Preferred Securities trade on the NYSE Amex under symbol HLM.Pr.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(dollars in thousands)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$3,038	$7,585
Restricted investments	227	227
Accounts receivable	73,549	56,510
Inventories	103,343	97,701
Deferred income taxes	8,717	9,377
Other current assets	5,208	3,401

Total current assets	194,082	174,801
Property and equipment	69,328	52,512
Goodwill	451,052	439,589
Other intangibles	385,744	363,076
Restricted investments	3,478	3,251
Deferred income taxes	449	379
Deferred financing fees	15,611	14,322
Investment in trust common securities	3,261	3,261
Other assets	2,017	1,587

Total assets	$1,125,022	$1,052,778

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,004	$28,424
Current portion of senior term loans	2,900	2,900
Current portion of capitalized lease and other obligations	30	30
Additional acquisition consideration payable	24,548	—
Accrued expenses:
Salaries and wages	5,224	6,078
Pricing allowances	6,002	5,355
Income and other taxes	2,380	2,039
Interest	1,959	1,409
Deferred compensation	227	227
Other accrued expenses	5,606	7,899

Total current liabilities	78,880	54,361
Long term senior term loans	284,200	285,650
Bank revolving credit	13,444	12,000
Long term capitalized lease and other obligations	119	134
Long term senior notes	204,488	150,000
Junior subordinated debentures	115,624	115,837
Deferred compensation	3,478	3,251
Deferred income taxes	126,195	129,284
Other non-current liabilities	3,550	2,283

Total liabilities	829,978	752,800

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(dollars in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY (CONTINUED)	June 30, 2011	December 31, 2010
Common stock with put options:
Common stock, $.01 par, 5,000 shares authorized, 198.3 issued and outstanding at June 30, 2011	12,247	12,247

Commitments and contingencies
Stockholders’ Equity:
Preferred Stock:
Preferred stock, $.01 par, 5,000 shares authorized, none issued and outstanding at June 30, 2011	—	—
Common Stock:
Common stock, $.01 par, 5,000 shares authorized, 4,801.7 issued and outstanding at June 30, 2011	—	—
Additional paid-in capital	296,544	296,394
Accumulated deficit	(13,788)	(8,038)
Accumulated other comprehensive income (loss)	41	(625)

Total stockholders’ equity	282,797	287,731

Total liabilities and stockholders’ equity	$1,125,022	$1,052,778

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(dollars in thousands)

	Successor		Predecessor
	Three Months Ended June 30, 2011	One Month Ended June 30, 2010	Two Months Ended May 28, 2010
Net sales	$135,396	$47,700	$77,256
Cost of sales (exclusive of depreciation and amortization shown separately below)	66,225	23,022	37,835
Selling, general and administrative expenses	41,921	14,299	42,562
Acquisition and integration	490	10,403	11,311
Depreciation	5,802	1,522	2,993
Amortization	5,336	1,515	1,071
Management and transaction fees to related party	—	—	187
Other (income) expense, net	(73)	136	227

Income (loss) from operations	15,695	(3,197)	(18,930)
Interest expense, net	11,448	3,619	4,147
Interest expense on mandatorily redeemable preferred stock and management purchased options	—	—	2,242
Interest expense on junior subordinated debentures	3,153	1,051	2,102
Investment income on trust common securities	(94)	(31)	(63)

Income (loss) before income taxes	1,188	(7,836)	(27,358)
Income tax provision (benefit)	2,056	(2,037)	(3,719)

Net loss	$(868)	$(5,799)	$(23,639)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(dollars in thousands)

	Successor		Predecessor
	Six Months Ended June 30, 2011	One Month Ended June 30, 2010	Five Months Ended May 28, 2010
Net sales	$246,690	$47,700	$185,716
Cost of sales (exclusive of depreciation and amortization shown separately below)	121,881	23,022	89,773
Selling, general and administrative expenses	84,367	14,299	82,850
Acquisition and integration	1,780	10,403	11,342
Depreciation	10,241	1,522	7,283
Amortization	10,077	1,515	2,678
Management and transaction fees to related party	—	—	438
Other (income) expense, net	(438)	136	114

Income (loss) from operations	18,782	(3,197)	(8,762)
Interest expense, net	20,525	3,619	8,327
Interest expense on mandatorily redeemable preferred stock and management purchased options	—	—	5,488
Interest expense on junior subordinated debentures	6,305	1,051	5,254
Investment income on trust common securities	(189)	(31)	(158)

Loss before income taxes	(7,859)	(7,836)	(27,673)
Income tax benefit	(2,109)	(2,037)	(2,465)

Net loss	$(5,750)	$(5,799)	$(25,208)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(dollars in thousands)

	Successor		Predecessor
	Six Months Ended June 30, 2011	One Month Ended June 30, 2010	Five Months Ended May 28, 2010
Cash flows from operating activities:
Net loss	$(5,750)	$(5,799)	$(25,208)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	20,318	3,037	9,961
Dispositions of property and equipment	45	—	74
Deferred income tax benefit	(2,288)	(2,107)	(1,921)
Deferred financing and original issue discount amortization	983	172	515
Interest on mandatorily redeemable preferred stock and management purchased options	—	—	5,488
Stock-based compensation expense	—	—	19,053
Other non-cash interest and change in value of interest rate swap	1,204	—	—
Changes in operating items:
Accounts receivable	(16,304)	266	(16,816)
Inventories	(4,143)	(2,512)	2,959
Other assets	(2,020)	(569)	124
Accounts payable	1,058	7,016	1,830
Other accrued liabilities	(1,609)	(6,582)	4,352
Other items, net	932	(82)	(894)

Net cash used for operating activities	(7,574)	(7,160)	(483)

Cash flows from investing activities:
TagWorks acquisition	(40,359)	—	—
Payment for Quick Tag license	—	(11,500)	—
Capital expenditures	(8,596)	(1,349)	(5,411)

Net cash used for investing activities	(48,955)	(12,849)	(5,411)

Cash flows from financing activities:
Borrowings of senior term loans	—	290,000	—
Repayments of senior term loans	(1,450)	(148,306)	(9,544)
Borrowings of revolving credit loans	9,444	600	—
Repayments of revolving credit loans	(8,000)	(600)	—
Principal payments under capitalized lease obligations	(15)	(6)	(459)
Repayments of unsecured subordinated notes	—	(49,820)	—
Borrowings of senior notes	50,000	150,000	—
Premium on senior notes	4,625	—	—
Financing fees, net	(2,622)	(15,729)	—
Purchase predecessor equity securities	—	(506,407)	—
Proceeds from sale of successor equity securities	—	308,641	—

Net cash provided by (used for) financing activities	51,982	28,373	(10,003)

Net (decrease) increase in cash and cash equivalents	(4,547)	8,364	(15,897)
Cash and cash equivalents at beginning of period	7,585	1,267	17,164

Cash and cash equivalents at end of period	$3,038	$9,631	$1,267

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(dollars in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2010	$—	$296,394	$(8,038)	$(625)		$287,731
Net loss	—	—	(5,750)	—	$(5,750)	(5,750)
Issuance of 150 shares of Holdco common stock (2)	—	150	—	—	—	150
Change in cumulative foreign translation adjustment (1)	—	—	—	42	42	42
Change in derivative security value (1)	—	—	—	624	624	624

Comprehensive loss					$(5,084)

Balance at June 30, 2011	$—	$296,544	$(13,788)	$41		$282,797

(1)	The cumulative foreign translation adjustment and change in derivative security value are net of taxes and represent the only items of other comprehensive income (loss).
(2)	In January 2011, a member of the Board of Directors purchased 150 shares of OHCP HM Acquisition Corp (“Holdco”) common stock.

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

The Company’s condensed consolidated statements of operations and cash flows for the period presented prior to May 28, 2010 are referenced herein as the predecessor financial statements (the “Predecessor” or “Predecessor Financial Statements”). The Company’s condensed consolidated balance sheets as of June 30, 2011 and December 31, 2010, its related statements of operations, cash flows and changes in stockholders’ equity for the periods presented subsequent to the Merger Transaction are referenced herein as the successor financial statements (the “Successor” or “Successor Financial Statements”).

The Successor Financial Statements reflect the allocation of the aggregate purchase price of $832,679, including the value of the Company’s junior subordinated debentures, to the assets and liabilities of Hillman based on fair values at the date of the Merger Transaction in accordance with ASC Topic 805, “Business Combinations.”

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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

1.	Basis of Presentation (continued):

The following tables reconcile the fair value of the acquired assets and assumed liabilities to the total purchase price:

Amount
Cash paid as merger consideration	$715,736
Cash paid for Quick Tag license and related patents	11,500

Fair value of consideration transferred	$727,236

Cash	$1,267
Accounts Receivable, net	68,573
Inventory, net	79,297
Other current assets	11,816
Property and equipment	53,607
Goodwill	431,926
Intangible assets	366,400
Other non-current assets	3,644

Total assets acquired	1,016,530
Less:
Accounts payable	(21,021)
Deferred income taxes	(133,249)
Junior subordinated debentures	(105,443)
Junior subordinated debentures premium	(7,378)
Other liabilities assumed	(22,203)

Net assets acquired	$727,236

The following table indicates the pro-forma financial statements of the Company for the three and six months ended June 30, 2011 and 2010. The pro forma financial statements give effect to the Merger Transaction and the acquisitions of Servalite and TagWorks (each as defined herein) as if they had occurred on January 1, 2010:

	(Unaudited) Three Months Ended June 30, 2011	(Unaudited) Six Months Ended June 30, 2011	(Unaudited) Three Months Ended June 30, 2010	(Unaudited) Six Months Ended June 30, 2010
Net Sales	$135,396	$249,778	$135,513	$252,086
Net (Loss) Income	(868)	(6,649)	809	(649)

The pro-forma results are based on assumptions that the Company believes are reasonable under the circumstances. The pro-forma results are not necessarily indicative of the operating results that would have occurred if the acquisition had been effective January 1, 2010, nor are they intended to be indicative of results that may occur in the future. The underlying pro-forma information includes the historical results of the Company, the Company’s financing arrangements, and certain purchase accounting adjustments.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

1.	Basis of Presentation (continued):

The accompanying unaudited condensed consolidated financial statements present information in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. Management believes the financial statements include all normal recurring accrual adjustments necessary for a fair presentation. Operating results for the six month Successor period ended June 30, 2011 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report filed on Form 10-K for the year ended December 31, 2010.

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

Accounts Receivable and Allowance for Doubtful Accounts:

The Company establishes the allowance for doubtful accounts using the specific identification method and also provides a reserve in the aggregate. The estimates for calculating the aggregate reserve are based on historical collection experience. Increases to the allowance for doubtful accounts result in a corresponding expense. The Company writes off individual accounts receivable when collection becomes improbable. The allowance for doubtful accounts was $584 at June 30, 2011 and $520 at December 31, 2010.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

2.	Summary of Significant Accounting Policies (continued):

Shipping and Handling:

The costs incurred to ship product to customers, including freight and handling expenses, are included in selling, general and administrative (“SG&A”) expenses on the Company’s condensed consolidated statements of operations. The Company’s shipping and handling costs were $5,739 and $10,902 in the Successor three and six month periods ended June 30, 2011, respectively. The Successor shipping and handling costs included in SG&A were $1,999 for the one month period ended June 30, 2010. The Predecessor shipping and handling costs included in SG&A were $3,153 and $7,398 for the two and five month periods ended May 28, 2010, respectively.

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

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments in this Update generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This Update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS. The amendments in this Update are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011. The Company does not expect this guidance to have a significant impact on our consolidated results of operations or financial condition.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

3.	Recent Accounting Pronouncements (continued):

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income,” requiring most entities to present items of net income and other comprehensive income either in one continuous statement—referred to as the statement of comprehensive income—or in two separate, but consecutive, statements of net income and other comprehensive income. The new requirements are effective for interim and annual periods beginning after December 15, 2011. The Company does not expect this guidance to have a significant impact on our consolidated results of operation or financial condition.

4.	Acquisitions:

On December 29, 2010, the Hillman Group entered into a Stock Purchase Agreement (the “Agreement”) by and among Serv-A-Lite Products, Inc. (“Servalite”), Thomas Rowe, Mary Jennifer Rowe and the Hillman Group, whereby the Hillman Group acquired all of the equity interest of Servalite. The aggregate purchase price was $21,360 paid in cash.

The following table reconciles the estimated fair value of the acquired Servalite assets and assumed liabilities to the total purchase price:

Account receivable	$2,622
Inventory	5,734
Other current assets	144
Deferred income taxes	1,244
Property and equipment	49
Goodwill	4,180
Intangibles	9,100

Total assets acquired	23,073
Less:
Liabilities assumed	1,713

Total purchase price	$21,360

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

In addition, subject to fulfillment of certain conditions provided in the purchase agreement, Hillman Group will pay additional consideration of an undiscounted $12,500 to the sellers of TagWorks on October 31, 2011, and an additional undiscounted contingent consideration of up to $12,500 in March 2012. The March 2012 additional consideration is contingent on achieving defined revenue and earnings targets. The fair value of the total contingent consideration arrangement of $24,548 at June 30, 2011 was estimated by applying the income approach. Key assumptions include (a) a discount rate range of 1.0 percent to 3.7 percent (b) a probability adjusted level of revenues in TagWorks and (c) a probability adjusted level of EBITDA in TagWorks.

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

The closing of the TagWorks Acquisition was concurrent with the offering of $50,000 aggregate principal amount of Hillman Group’s 10.875% Senior Notes due 2018. Hillman Group used the net proceeds of the note offering to fund the TagWorks Acquisition, to repay a portion of indebtedness under its revolving credit facility and to pay related transaction and financing fees. The notes are guaranteed by Hillman Companies, Hillman Investment Company and all of the domestic subsidiaries of Hillman Group.

The following table reconciles the estimated fair value of the acquired TagWorks assets and assumed liabilities to the total purchase price:

Account receivable	$735
Inventory	1,086
Other current assets	217
Deferred income taxes	24
Property and equipment	18,544
Goodwill	14,943
Intangibles	29,740

Total assets acquired	65,289
Less:
Liabilities assumed	522

Total purchase price	$64,767

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

Intangible assets are amortized over their useful lives and are subject to impairment testing. The values assigned to intangible assets in connection with the Merger Transaction were determined through an independent appraisal. In connection with the Merger Transaction, the Company acquired the Quick Tag license for consideration amounting to $11,500. The values assigned to intangible assets in connection with the acquisitions of Servalite and TagWorks were determined by management pending independent appraisals. The intangible asset values may be adjusted by management for changes upon completion of the independent appraisals. Other intangibles as of June 30, 2011 and December 31, 2010 consist of the following:

	Estimated Useful Life (Years)	June 30, 2011	December 31, 2010
Customer relationships	20	$320,300	$295,120
Trademarks - All Others	Indefinite	48,800	48,871
Trademarks - TagWorks	5	240	—
Patents	5-20	20,200	15,900
Quick Tag license	6	11,500	11,500
Laser Key license	5	1,250	1,250
Non-compete agreements	5.5-10	4,200	1,104

Intangible assets, gross		406,490	373,745
Less: Accumulated amortization		20,746	10,669

Other intangibles, net		$385,744	$363,076

Intangible assets are amortized over their useful lives. The Successor’s amortization expense for amortizable assets was $5,336 and $10,077 for the three and six month periods ended June 30, 2011, respectively. The Successor’s amortization expense for amortizable assets for the one month ended June 30, 2010 was $1,515. The Predecessor’s amortization expense for amortizable assets was $2,678 for the five months ended May 28, 2010. The amortization expense for amortizable assets of the Successor for the year ended December 31, 2011 is estimated to be $20,294. For the years ended December 31, 2012, 2013, 2014, 2015, and 2016, the Successor’s amortization expense for amortizable assets is estimated to be $20,675, $20,675, $20,675, $20,014 and $18,087, respectively.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

6.	Commitments and Contingencies:

The Company self-insures its product liability, automotive, workers’ compensation and general liability losses up to $250 per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences in excess of $250 up to $40,000. The two risk areas involving the most significant accounting estimates are workers’ compensation and automotive liability. Actuarial valuations performed by the Company’s outside risk insurance expert were used by management to form the basis for workers’ compensation and automotive liability loss reserves. The actuary contemplated the Company’s specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected from development of these claims, as well as for incurred but not yet reported claims. The Company believes the liability of approximately $1,863 recorded for such risk insurance reserves is adequate as of June 30, 2011, but due to judgments inherent in the reserve estimation process, it is possible the ultimate costs will differ from this estimate.

As of June 30, 2011, the Company has provided certain vendors and insurers letters of credit aggregating $5,944 related to its product purchases and insurance coverage of product liability, workers’ compensation and general liability.

The Company self-insures its group health claims up to an annual stop loss limit of $200 per participant. Aggregate coverage is maintained for annual group health insurance claims in excess of 125% of expected claims. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves. Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claim data and certain actuarial assumptions. The Company believes the liability of approximately $1,727 recorded for such group health insurance reserves is adequate as of June 30, 2011, but due to judgments inherent in the reserve estimation process, it is possible the ultimate costs will differ from this estimate.

On May 4, 2010, Hy-Ko Products, Inc. filed a complaint against Hillman Group, and Kaba Ilco Corp., a manufacturer of blank replacement keys, in the United States District Court for the Northern District of Ohio Eastern Division, alleging that the defendants engaged in violations of federal and state antitrust laws regarding their business practices relating to automatic key machines and replacement keys. Hy-Ko Products’ May 4, 2010 filing against the Company is based, in part, on the Company’s previously-filed claim against Hy-Ko Products alleging infringement of certain patents of the Company. A claim construction hearing on the Company’s patent infringement claim against Hy-Ko Products occurred in September 2010 and a ruling is expected in the latter half of 2011.

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

The Predecessor was obligated to pay management fees to a subsidiary of CHS in the amount of $58 per month. The Predecessor was also obligated to pay transaction fees to a subsidiary of OTPP in the amount of $26 per month, plus out of pocket expenses. The Successor has no management fee charges for the three and six month periods ended June 30, 2011. The Successor has no management fee charges for the one month period ended June 30, 2010. The Predecessor has recorded aggregate management and transaction fee charges and expenses from CHS and OTPP of $187 and $438 for the two and five month periods ended May 28, 2010, respectively.

Gregory Mann and Gabrielle Mann are employed by the All Points subsidiary of Hillman. All Points leases an industrial warehouse and office facility from companies under the control of the Manns. The Predecessor and Successor have recorded rental expense for the lease of this facility on an arm’s length basis. The Successor recorded rental expense for the lease of this facility in the amount of $82 and $165 for the three and six month periods ended June 30, 2011, respectively. The Successor recorded rental expense for the lease of this facility in the amount of $28 for the one month period ended June 30, 2010. The Predecessor recorded rental expense for the lease of this facility in the amount of $55 and $138 for the two and five month periods ended May 28, 2010, respectively.

8.	Income Taxes:

The Company’s policy is to estimate income taxes for interim periods based on estimated annual effective tax rates. These are derived, in part, from expected pre-tax income. However, the income tax provision for the two and five month Predecessor periods ended May 28, 2010 and the one month Successor period ended June 30, 2010 were computed on a discrete period basis. The Company’s variability in income between quarters combined with the large permanent book-versus-tax differences and relatively low pre-tax income created the inability to reliably estimate pre-tax income in the Predecessor period. Accordingly, the interim tax provision / (benefit) recorded for the five and two month Predecessor periods ended May 28, 2010 and the one month Successor period ended June 30, 2010 were calculated by multiplying the pre-tax loss, adjusted for permanent book-versus-tax basis differences, by the statutory income tax rate. In the three and six month periods ended June 30, 2011, the Company applied an estimated annual effective tax rate to the interim period pre-tax earnings / (loss) to calculate the income tax provision / (benefit) in accordance with the principal method prescribed by ASC 740-270, the accounting guidance established for computing income taxes in interim periods.

The effective income tax rate was 26.8% for the six month period ended June 30, 2011. The effective income tax rates were 26.0% and 8.9% for the one month Successor period ended June 30, 2010 and the five month Predecessor period ended May 28, 2010 respectively. The differences between the effective income tax rate and the federal statutory rate in the six month period ended June 30, 2011 was primarily due to a current period charge caused by the effect of changes in certain state income tax rates on the Company’s deferred tax assets and liabilities. The effective income tax rate differed from the federal statutory rate in the five month Predecessor period ended May 28, 2010 primarily due to the effect of nondeductible interest on mandatorily redeemable preferred stock and stock compensation expense. In addition, the effective tax rates in the six month period ended June 30, 2011, the one month Successor period ended June 30, 2010 and the five month Predecessor period ended May 28, 2010 were affected by state and foreign income taxes.

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

Concurrently with the acquisition of the Company on May 28, 2010, Hillman Group issued $150,000 aggregate principal amount of its senior notes due 2018 (the “10.875% Senior Notes”). On March 16, 2011, Hillman Group completed an offering of $50,000 aggregate principal amount of its 10.875% Senior Notes. Hillman Group received a premium of $4,625 on the $50,000 10.875% Senior Notes offering. The 10.875% Senior Notes are guaranteed by Hillman Companies, Hillman Investment Company and all of the domestic subsidiaries of Hillman Group. Hillman Group pays interest on the 10.875% Senior Notes semi-annually on June 1 and December 1 of each year.

The Senior Facilities contain financial and operating covenants which require the Company to maintain certain financial ratios, including a secured leverage ratio. These debt agreements provide for customary events of default, including but not limited to, payment defaults, breach of representations or covenants, cross-defaults, bankruptcy events, failure to pay judgments, attachment of its assets, change of control and the issuance of an order of dissolution. Certain of these events of default are subject to notice and cure periods or materiality thresholds. The occurrence of an event of default permits the lenders under the Senior Facilities to accelerate repayment of all amounts due. As of June 30, 2011, the Company had $12,056 available under the Revolver.

Effective April 18, 2011, the Company completed an amendment to its existing Senior Facilities credit agreement. The Senior Facilities amendment eliminated the total leverage and interest coverage covenants and reduced the secured leverage covenant to 4.75x with no future step downs. The term loan pricing was modified to reduce the Eurodollar Margin and the Base Rate Margin by 25 basis points and reduce the floor on Eurodollar and Base Rate Loans by an additional 25 basis points. As the modification of the Senior Facilities agreement was not substantial, the unamortized debt issuance costs will be amortized over the term of the amended Senior Facilities.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

10.	Common and Preferred Stock:

The Hillman Companies has one class of Common Stock, with 5,000 shares authorized and issued as of June 30, 2011. All outstanding shares of Hillman Companies’ common stock are owned by Holdco.

Under the terms of the Stockholders Agreement for the Holdco Common Stock, management shareholders have the ability to put their shares back to Holdco under certain conditions, including death or disability. ASC 480-10-S99 requires shares to be classified outside of permanent equity if they can be redeemed and the redemption is not solely within control of the issuer. Further, if it is determined that redemption of the shares is probable, the shares are marked to redemption value which equals fair value at each balance sheet date with the change in fair value recorded in additional paid-in capital. Accordingly, the 198.3 shares of common stock held by management are recorded outside permanent equity and have been adjusted to the fair value of $12,247 as of June 30, 2011.

The Hillman Companies has one class of Preferred Stock, with 5,000 shares authorized and none issued as of June 30, 2011.

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

On August 29, 2008, the Company entered into an Interest Rate Swap Agreement (the “2008 Swap”) with a three-year term for a notional amount of $50,000. The 2008 Swap fixed the interest rate at 3.41% plus applicable interest rate margin. The 2008 Swap was terminated on May 24, 2010.

The 2008 Swap was designated as a cash flow hedge, and prior to its termination on May 24, 2010, it was reported on the condensed consolidated balance sheet in other non-current liabilities with a related deferred charge recorded as a component of other comprehensive income in stockholders’ equity.

On June 24, 2010, the Company entered into a forward Interest Rate Swap Agreement (the “2010 Swap”) with a two-year term for a notional amount of $115,000. The forward start date of the 2010 Swap was May 31, 2011 and its termination date is May 31, 2013. The 2010 Swap fixes the interest rate at 2.47% plus the applicable interest rate margin.

The 2010 Swap was initially designated as an effective cash flow hedge. Effective April 18, 2011, the Company executed the second amendment to the credit agreement which modified the interest rate on the Senior Facilities. The critical terms for the 2010 Swap no longer matched the terms of the amended Senior Facilities and the 2010 Swap was de-designated. As a result, $643 of previously unrecognized losses recorded as a component of other comprehensive income were recognized as interest expense in the quarter ended June 30, 2011.

At June 30, 2011, the fair value of the 2010 Swap was $(1,489) and was reported on the condensed consolidated balance sheet in other non-current liabilities with an interest charge recorded in the statement of operations for the change in fair value since the date the 2010 Swap was de-designated. As of December 31, 2010, the fair value of the 2010 Swap of $(1,016) was reported on the condensed consolidated balance sheet in other non-current liabilities with a related deferred tax asset of $392 and an unrealized loss of $(624) recorded as a component of other comprehensive income in stockholders’ equity.

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

The following tables set forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the periods ended June 30, 2011 and December 31, 2010, by level, within the fair value hierarchy:

	As of June 30, 2011
	Level 1	Level 2	Level 3	Total
Trading securities	$3,705	$—	$—	$3,705
Interest rate swap	—	(1,489)	—	(1,489)

	As of December 31, 2010
	Level 1	Level 2	Level 3	Total
Trading securities	$3,478	$—	$—	$3,478
Interest rate swap	—	(1,016)	—	(1,016)

Trading securities are valued using quoted prices on an active exchange. Trading securities represent assets held in a Rabbi Trust to fund deferred compensation liabilities and are included as restricted investments on the accompanying condensed consolidated balance sheets.

For the six months ended June 30, 2011, the unrealized gains on these securities of $132 were recorded by the Successor as other income. For the five months ended May 28, 2010, the unrealized gains on these securities of $16 were recorded by the Predecessor as other income. For the one month ended June 30, 2010, the unrealized losses on these securities of $46 were recorded by the Successor as other expense. In each period, an offsetting entry, for the same amount, adjusting the deferred compensation liability and compensation expense within SG&A was also recorded.

The interest rate swaps are valued using observable benchmark rates at commonly quoted intervals for the full term of the swaps. The 2010 Swap was included in other non-current liabilities as of June 30, 2011 and December 31, 2010 on the accompanying condensed consolidated balance sheet. Prior to its termination on May 24, 2010, the 2008 Swap was reported on the condensed consolidated balance sheet in other non-current liabilities.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

14.	Acquisition and Integration Expenses:

For the six months ended June 30, 2011, the Company incurred $1,780 of expenses for banking, legal and other professional fees incurred in connection with the Merger Transaction, Servalite acquisition, TagWorks acquisition and the start-up of operations for Hillman Australia.

For the five months ended May 28, 2010, the Predecessor incurred expenses of $11,342 primarily for investment banking, legal and advisory fees related to the sale of the Company. In the one month period ended June 30, 2010, the Successor incurred expenses of $10,403 for legal, consulting, accounting and other advisory services in connection with the acquisition of the Company.

15.	Subsequent Events:

The Company’s management has evaluated potential subsequent events for recording and disclosure in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2011. There were no additional items requiring disclosure.

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

Condensed Consolidating Statements of Operations (Unaudited)

For the three months ended June 30, 2011

(Amounts in thousands)

	Successor
	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust- ments	Consolidated
Net sales	$—	$118,841	$12,003	$4,552	$—	$135,396
Cost of sales	—	58,041	5,623	2,552	9	66,225
Selling, general and administrative expenses	26	37,658	2,766	1,471	—	41,921
Acquisition and integration expense	—	396	—	94	—	490
Depreciation	—	4,658	1,126	18	—	5,802
Amortization	4,609	120	607	—	—	5,336
Intercompany administrative (income) expense	—	(60)	—	60	—	—
Other (income) expense, net	(26)	35	—	(82)	—	(73)

Income (loss) from operations	(4,609)	17,993	1,881	439	(9)	15,695
Intercompany interest (income) expense	(3,058)	3,058	—	—	—	—
Interest expense, net	(107)	11,556	(1)	—	—	11,448
Interest expense on junior subordinated debentures	3,153	—	—	—	—	3,153
Investment income on trust common securities	(94)	—	—	—	—	(94)

Income (loss) before equity in subsidiaries’ income	(4,503)	3,379	1,882	439	(9)	1,188
Equity in subsidiaries’ income (loss)	5,014	1,635	—	—	(6,649)	—

Income (loss) before income taxes	511	5,014	1,882	439	(6,658)	1,188
Income tax provision (benefit)	1,370	—	531	155	—	2,056

Net income (loss)	$(859)	$5,014	$1,351	$284	$(6,658)	$(868)

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	19	—	19
Change in derivative security value	—	643	—	—	—	643

Total comprehensive income (loss)	$(859)	$5,657	$1,351	$303	$(6,658)	$(206)

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

16.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Statements of Operations (Unaudited)

For the two months ended May 28, 2010

(Amounts in thousands)

	Predecessor
	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust- ments	Consolidated
Net sales	$—	$72,885	$2,834	$1,537	$—	$77,256
Cost of sales	—	35,097	2,029	744	(35)	37,835
Selling, general and administrative expenses	17,561	23,865	538	598	—	42,562
Non-recurring expense	—	11,311	—	—	—	11,311
Depreciation	—	2,960	13	20	—	2,993
Amortization	1,065	—	6	—	—	1,071
Intercompany administrative (income) expense	—	(40)	—	40	—	—
Management and transaction fees to related party	187	—	—	—	—	187
Other (income) expense, net	65	(1)	—	163	—	227

Income (loss) from operations	(18,878)	(307)	248	(28)	35	(18,930)
Intercompany interest (income) expense	(2,039)	2,038	—	—	1	—
Interest expense, net	(65)	4,211	—	2	(1)	4,147
Interest on mandatorily redeemable preferred stock and management purchased options	2,242	—	—	—	—	2,242
Interest expense on junior subordinated debentures	2,102	—	—	—	—	2,102
Investment income on trust common securities	(63)	—	—	—	—	(63)

Income (loss) before equity in subsidiaries’ income	(21,055)	(6,556)	248	(30)	35	(27,358)
Equity in subsidiaries’ income (loss)	(6,446)	110	—	—	6,336	—

Income (loss) before income taxes	(27,501)	(6,446)	248	(30)	6,371	(27,358)
Income tax provision (benefit)	(3,827)	—	97	11	—	(3,719)

Net income (loss)	$(23,674)	$(6,446)	$151	$(41)	$6,371	$(23,639)

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	54	—	54
Change in derivative security value	—	1,151	—	—	—	1,151

Total comprehensive income (loss)	$(23,674)	$(5,295)	$151	$13	$6,371	$(22,434)

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

16.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Statements of Operations (Unaudited)

For the one month ended June 30, 2010

(Amounts in thousands)

	Predecessor
	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust- ments	Consolidated
Net sales	$—	$44,543	$2,090	$1,067	$—	$47,700
Cost of sales	—	21,098	1,458	470	(4)	23,022
Selling, general and administrative expenses	(46)	13,638	344	363	—	14,299
Acquisition and integration	—	10,403	—	—	—	10,403
Depreciation	—	1,510	7	5	—	1,522
Amortization	1,515	—	—	—	—	1,515
Intercompany administrative (income) expense	—	(20)	—	20	—	—
Other (income) expense, net	46	10	—	80	—	136

Income (loss) from operations	(1,515)	(2,096)	281	129	4	(3,197)
Intercompany interest (income) expense	(1,019)	1,020	—	—	(1)	—
Interest expense, net	(36)	3,654	—	—	1	3,619
Interest on mandatorily redeemable preferred stock and management purchased options	—	—	—	—	—	—
Interest expense on junior subordinated debentures	1,051	—	—	—	—	1,051
Investment income on trust common securities	(31)	—	—	—	—	(31)

Income (loss) before equity in subsidiaries’ income	(1,480)	(6,770)	281	129	4	(7,836)
Equity in subsidiaries’ income (loss)	(6,510)	260	—	—	6,250	—

Income (loss) before income taxes	(7,990)	(6,510)	281	129	6,254	(7,836)
Income tax provision (benefit)	(2,187)	—	111	39	—	(2,037)

Net income (loss)	$(5,803)	$(6,510)	$170	$90	$6,254	$(5,799)

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	(2)	—	(2)
Change in derivative security value	—	—	—	—	—	—

Total comprehensive income (loss)	$(5,803)	$(6,510)	$170	$88	$6,254	$(5,801)

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

16.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Statements of Operations (Unaudited)

For the six months ended June 30, 2011

(Amounts in thousands)

	Successor
	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust- ments	Consolidated
Net sales	$—	$218,310	$19,879	$8,501	$—	$246,690
Cost of sales	—	107,562	9,594	4,769	(44)	121,881
Selling, general and administrative expenses	132	75,060	5,975	3,200	—	84,367
Acquisition and integration expense	—	1,646	—	134	—	1,780
Depreciation	—	8,882	1,323	36	—	10,241
Amortization	9,217	120	740	—	—	10,077
Intercompany administrative (income) expense	—	(120)	—	120	—	—
Other (income) expense, net	(132)	82	2	(390)	—	(438)

Income (loss) from operations	(9,217)	25,078	2,245	632	44	18,782
Intercompany interest (income) expense	(6,116)	6,116	—	—	—	—
Interest expense, net	(213)	20,739	(1)	—	—	20,525
Interest expense on junior subordinated debentures	6,305	—	—	—	—	6,305
Investment income on trust common securities	(189)	—	—	—	—	(189)

Income (loss) before equity in subsidiaries’ income	(9,004)	(1,777)	2,246	632	44	(7,859)
Equity in subsidiaries’ income (loss)	138	1,915	—	—	(2,053)	—

Income (loss) before income taxes	(8,866)	138	2,246	632	(2,009)	(7,859)
Income tax provision (benefit)	(3,072)	—	707	256	—	(2,109)

Net income (loss)	$(5,794)	$138	$1,539	$376	$(2,009)	$(5,750)

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	42	—	42
Change in derivative security value	—	624	—	—	—	624

Total comprehensive income (loss)	$(5,794)	$762	$1,539	$418	$(2,009)	$(5,084)

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

16.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Statements of Operations (Unaudited)

For the five months ended May 28, 2010

(Amounts in thousands)

	Predecessor
	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust- ments	Consolidated
Net sales	$—	$175,470	$6,244	$4,002	$—	$185,716
Cost of sales	—	83,169	4,679	1,925	—	89,773
Selling, general and administrative expenses	19,069	60,784	1,396	1,601	—	82,850
Acquisition and integration	—	11,342	—	—	—	11,342
Depreciation	—	7,192	32	59	—	7,283
Amortization	2,663	—	15	—	—	2,678
Intercompany administrative (income) expense	—	(100)	—	100	—	—
Management and transaction fees to related party	438	—	—	—	—	438
Other (income) expense, net	(16)	(11)	217	(76)	—	114

Income (loss) from operations	(22,154)	13,094	(95)	393	—	(8,762)
Intercompany interest (income) expense	(5,097)	5,096	—	—	1	—
Interest expense, net	(154)	8,480	—	2	(1)	8,327
Interest on mandatorily redeemable preferred stock and management purchased options	5,488	—	—	—	—	5,488
Interest expense on junior subordinated debentures	5,254	—	—	—	—	5,254
Investment income on trust common securities	(158)	—	—	—	—	(158)

Income (loss) before equity in subsidiaries’ income	(27,487)	(482)	(95)	391	—	(27,673)
Equity in subsidiaries’ income (loss)	(398)	84	—	—	314	—

Income (loss) before income taxes	(27,885)	(398)	(95)	391	314	(27,673)
Income tax provision (benefit)	(2,677)	—	48	164	—	(2,465)

Net income (loss)	$(25,208)	$(398)	$(143)	$227	$314	$(25,208)

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	17	—	17
Change in derivative security value	—	1,161	—	—	—	1,161

Total comprehensive income (loss)	$(25,208)	$763	$(143)	$244	$314	$(24,030)

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

16.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Balance Sheet (Unaudited)

As of June 30, 2011

(Amounts in thousands)

	Successor
	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust- ments	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$1	$409	$1,458	$1,170	$—	$3,038
Restricted investments	227	—	—	—	—	227
Accounts receivable	—	67,710	10,879	(5,040)	—	73,549
Inventories	—	87,810	11,500	4,327	(294)	103,343
Deferred income taxes	7,772	—	1,460	195	(710)	8,717
Other current assets	—	3,753	751	704	—	5,208

Total current assets	8,000	159,682	26,048	1,356	(1,004)	194,082
Intercompany notes receivable	105,446	—	—	—	(105,446)	—
Intercompany interest receivable	6,116	—	—	—	(6,116)	—
Investments in subsidiaries	(627,916)	96,978	—	—	530,938	—
Property and equipment	—	51,236	17,812	280	—	69,328
Goodwill	430,435	1,213	19,124	—	280	451,052
Other intangibles	347,764	—	38,100	—	(120)	385,744
Restricted investments	3,478	—	—	—	—	3,478
Deferred income taxes	25,103	—	(507)	449	(24,596)	449
Deferred financing fees	—	15,611	—	—	—	15,611
Investment in trust common securities	3,261	—	—	—	—	3,261
Other assets	—	1,213	25	779	—	2,017

Total assets	$301,687	$325,933	$100,602	$2,864	$393,936	$1,125,022

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$28,629	$1,077	$298	$—	$30,004
Current portion of senior term loans	—	2,900	—	—	—	2,900
Current portion of capitalized lease and other obligations	—	30	—	—	—	30
Additional acquisition consideration	—	24,548	—	—	—	24,548
Accrued expenses:
Salaries and wages	—	4,723	325	176	—	5,224
Pricing allowances	—	5,324	38	640	—	6,002
Income and other taxes	(203)	1,491	243	849	—	2,380
Interest	—	1,959	—	—	—	1,959
Deferred compensation	227	—	—	—	—	227
Other accrued expenses	—	5,173	147	286	—	5,606

Total current liabilities	24	74,777	1,830	2,249	—	78,880

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

16.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Balance Sheet (Unaudited)

As of June 30, 2011

(Amounts in thousands)

	Successor
	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust- ments	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY (CONTINUED)
Intercompany debt payable	—	105,446	—	—	(105,446)	—
Intercompany interest payable	—	6,116	—	—	(6,116)	—
Long term senior term loans	—	284,200	—	—	—	284,200
Bank revolving credit	—	13,444	—	—	—	13,444
Long term portion of capitalized leases	—	119	—	—	—	119
Long term senior notes	—	204,488	—	—	—	204,488
Junior subordinated debentures	115,624	—	—	—	—	115,624
Deferred compensation	3,478	—	—	—	—	3,478
Deferred income taxes, net	151,510	—	54	—	(25,369)	126,195
Accrued dividends on preferred stock	—	—	—	—	—	—
Other non-current liabilities	—	3,670	—	—	(120)	3,550

Total liabilities	270,636	692,260	1,884	2,249	(137,051)	829,978

Common stock with put options:
Common stock, $.01 par, 5,000 shares authorized, 198.3 issued and outstanding at June 30, 2011	12,247	—	—	—	—	12,247
Commitment and Contingencies
Stockholders’ Equity
Preferred Stock:
Preferred stock, $.01 par, 5,000 shares authorized, none issued and outstanding at June 30, 2011	—	—	—	—	—	—
Common Stock:
Common stock, $.01 par, 5,000 shares authorized, 4,801.7 issued and outstanding at June 30, 2011	—	—	65	—	(65)	—
Additional paid-in capital	133,529	(149,859)	96,913	341	215,620	296,544
Accumulated deficit	(114,725)	(216,468)	1,740	714	314,951	(13,788)
Accumulated other comprehensive loss	—	—	—	(440)	481	41

Total stockholders’ equity	18,804	(366,327)	98,718	615	530,987	282,797

Total liabilities and stockholders’ equity	$301,687	$325,933	$100,602	$2,864	$393,936	$1,125,022

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

16.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

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

Condensed Consolidating Balance Sheet (Unaudited)

As of December 31, 2010

(Amounts in thousands)

	Successor
	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust- ments	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY (CONTINUED)
Intercompany debt payable	—	105,446	—	—	(105,446)	—
Intercompany interest payable	—	—	—	—	—	—
Long term senior term loans	—	285,650	—	—	—	285,650
Bank revolving credit	—	12,000	—	—	—	12,000
Long term portion of capitalized lease and other obligations	—	134	—	—	—	134
Long term senior notes	—	150,000	—	—	—	150,000
Long term unsecured subordinated notes	—	—	—	—	—	—
Junior subordinated debentures	115,837	—	—	—	—	115,837
Deferred compensation	3,251	—	—	—	—	3,251
Deferred income taxes, net	154,844	—	54	—	(25,614)	129,284
Other non-current liabilities	—	2,283	—	—	—	2,283

Total liabilities	273,876	605,775	2,585	1,624	(131,060)	752,800

Common stock with put options:
Common stock, $.01 par, 5,000 shares authorized, 198.4 issued and outstanding at December 31, 2010	12,247	—	—	—	—	12,247
Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock:
Preferred stock, $.01 par, 5,000 shares authorized, none issued and outstanding at December 31, 2010	—	—	—	—	—	—
Common Stock:
Common stock, $.01 par, 5,000 shares authorized, 4,801.6 issued and outstanding at December 31, 2010	—	—	65	—	(65)	—
Additional paid-in capital	133,138	(149,918)	31,656	341	281,177	296,394
Accumulated deficit	(102,449)	(208,389)	224	338	302,238	(8,038)
Accumulated other comprehensive loss	—	(624)	—	(482)	481	(625)

Total stockholders’ equity	30,689	(358,931)	31,945	197	583,831	287,731

Total liabilities and stockholders’ equity	$316,812	$246,844	$34,530	$1,821	$452,771	$1,052,778

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

16.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Statement of Cash Flows (Unaudited)

For the six months ended June 30, 2011

(Amounts in thousands)

	Successor
	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust- ments	Consolidated
Cash flows from operating activities:
Net income (loss)	$(5,932)	$(1,777)	$1,539	$376	$44	$(5,750)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	9,217	9,002	2,063	36	—	20,318
Dispositions of property and equipment	—	42	3	—	—	45
Deferred income tax provision (benefit)	(3,372)	392	732	(40)	—	(2,288)
Deferred financing and original issue discount amortization	(213)	1,196	—	—	—	983
Other non-cash interest and change in value of interest rate swap	—	1,204	—	—	—	1,204
Changes in operating items:
Accounts receivable	—	(14,425)	17	(1,896)	—	(16,304)
Inventories	—	(3,386)	230	(943)	(44)	(4,143)
Other assets	—	(584)	(3,192)	1,756	—	(2,020)
Accounts payable	—	1,196	(104)	(34)	—	1,058
Other accrued liabilities	80	4,887	(1,119)	659	(6,116)	(1,609)
Other items, net	220	(5,926)	489	33	6,116	932

Net cash provided by (used for) operating activities	—	(8,179)	658	(53)	—	(7,574)

Cash flows from investing activities:
TagWorks acquisition	—	(40,359)	—	—	—	(40,359)
Capital expenditures	—	(8,201)	(319)	(76)	—	(8,596)

Net cash used for investing activities	—	(48,560)	(319)	(76)	—	(48,955)

Cash flows from financing activities:
Repayments of senior term loans	—	(1,450)	—	—	—	(1,450)
Borrowings of revolving credit loans	—	9,444	—	—	—	9,444
Repayments of revolving credit loans	—	(8,000)	—	—	—	(8,000)
Principal payments under capitalized lease obligations	—	(15)	—	—	—	(15)
Borrowings of senior notes	—	50,000	—	—	—	50,000
Premium on senior notes	—	4,625	—	—	—	4,625
Financing fees, net	—	(2,622)	—	—	—	(2,622)

Net cash provided by financing activities	—	51,982	—	—	—	51,982

Net (decrease) increase in cash and cash equivalents	—	(4,757)	339	(129)	—	(4,547)
Cash and cash equivalents at beginning of period	1	5,166	1,119	1,299	—	7,585

Cash and cash equivalents at end of period	$1	$409	$1,458	$1,170	$—	$3,038

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

16.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Statement of Cash Flows (Unaudited)

For the five months ended May 28, 2010

(Amounts in thousands)

	Predecessor
	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust- ments	Consolidated
Cash flows from operating activities:
Net income (loss)	$(24,810)	$(493)	$(143)	$227	$11	$(25,208)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	2,663	7,192	47	59	—	9,961
Dispositions of property and equipment	—	74	—	—	—	74
Deferred income tax provision (benefit)	(2,757)	733	45	58	—	(1,921)
Deferred financing and original issue discount amortization	(155)	670	—	—	—	515
Interest on mandatorily redeemable preferred stock and management purchased options	5,488	—	—	—	—	5,488
Stock-based compensation expense	19,053	—	—	—	—	19,053
Changes in operating items:
Accounts receivable	—	(15,724)	(658)	(434)	—	(16,816)
Inventories	—	2,383	477	110	(11)	2,959
Other assets	—	597	(178)	(307)	12	124
Accounts payable	—	1,890	(71)	11	—	1,830
Interest payable on junior subordinated debentures	—	—	—	—	—	—
Other accrued liabilities	(332)	9,561	176	43	(5,096)	4,352
Other items, net	850	(6,843)	—	15	5,084	(894)

Net cash provided by (used for) operating activities	—	40	(305)	(218)	—	(483)

Cash flows from investing activities:
Capital expenditures	—	(5,396)	(7)	(8)	—	(5,411)
Other, net	—	—	—	—	—	—

Net cash used for investing activities	—	(5,396)	(7)	(8)	—	(5,411)

Cash flows from financing activities:
Repayments of senior term loans	—	(9,544)	—	—	—	(9,544)
Principal payments under capitalized lease obligations	—	(459)	—	—	—	(459)

Net cash used for financing activities	—	(10,003)	—	—	—	(10,003)

Net decrease in cash and cash equivalents	—	(15,359)	(312)	(226)	—	(15,897)
Cash and cash equivalents at beginning of period	1	16,282	518	363	—	17,164

Cash and cash equivalents at end of period	$1	$923	$206	$137	$—	$1,267

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

16.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Statement of Cash Flows (Unaudited)

For the one month ended June 30, 2010

(Amounts in thousands)

	Predecessor
	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust- ments	Consolidated
Cash flows from operating activities:
Net income (loss)	$707	$(6,770)	$170	$90	$4	$(5,799)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	1,515	1,510	7	5	—	3,037
Deferred income tax provision (benefit)	(2,202)	—	90	5	—	(2,107)
Deferred financing and original issue discount amortization	(35)	207	—	—	—	172
Changes in operating items:
Accounts receivable	—	822	(447)	(109)	—	266
Inventories	—	(2,259)	(290)	41	(4)	(2,512)
Other assets	—	(1,150)	311	282	(12)	(569)
Accounts payable	—	6,671	327	18	—	7,016
Other accrued liabilities	9	(5,831)	86	174	(1,020)	(6,582)
Other items, net	(86,509)	(210,375)	—	(12)	296,814	(82)

Net cash provided by (used for) operating activities	(86,515)	(217,175)	254	494	295,782	(7,160)

Cash flows from investing activities:
Payment for Quick Tag license	(11,500)	—	—	—	—	(11,500)
Capital expenditures	—	(1,349)	—	—	—	(1,349)

Net cash used for investing activities	(11,500)	(1,349)	—	—	—	(12,849)

Cash flows from financing activities:
Borrowings of senior term loans	—	290,000	—	—	—	290,000
Repayments of senior term loans	—	(148,306)	—	—	—	(148,306)
Borrowings of revolving credit loans	—	600	—	—	—	600
Repayments of revolving credit loans	—	(600)	—	—	—	(600)
Principal payments under capitalized lease obligations	—	(6)	—	—	—	(6)
Repayments of unsecured subordinated notes	—	(49,820)	—	—	—	(49,820)
Borrowings of senior notes	—	150,000	—	—	—	150,000
Refinancing fees	—	(15,729)	—	—	—	(15,729)
Purchase predecessor equity securities	(506,407)	—	—	—	—	(506,407)
Proceeds from sale of successor equity securities	308,641	—	—	—	—	308,641

Net cash provided by (used for) financing activities	(197,766)	226,139	—	—	—	28,373

Net increase (decrease) in cash and cash equivalents	(295,781)	7,615	254	494	295,782	8,364
Cash and cash equivalents at beginning of period	(209,265)	210,190	206	136	—	1,267

Cash and cash equivalents at end of period	$(505,046)	$217,805	$460	$630	$295,782	$9,631

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following discussion provides information which management believes is relevant to an assessment and understanding of the Company’s operations and financial condition. This discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes in addition to the consolidated statements and notes thereto included in the Company’s annual report filed on Form 10-K for the year ended December 31, 2010.

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

These forward-looking statements are not historical facts, but rather are based on management’s current expectations, assumptions and projections about future events. Although management believes that the expectations, assumptions and projections on which these forward-looking statements are based are reasonable, they nonetheless could prove to be inaccurate, and as a result, the forward-looking statements based on those expectations, assumptions and projections also could be inaccurate. Forward-looking statements are not guarantees of future performance. Instead, forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause the Company’s strategy, planning, actual results, levels of activity, performance, or achievements to be materially different from any strategy, planning, future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Actual results could differ materially from those currently anticipated as a result of a number of factors, including the risks and uncertainties discussed under the caption “Risk Factors” set forth in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements.

All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements included in this report and the risks and uncertainties discussed under the caption “Risk Factors” set forth in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010; they should not be regarded as a representation by the Company or any other individual. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur or be materially different from those discussed.

General

The Hillman Companies, Inc. and its wholly owned subsidiaries (collectively, “Hillman” or the “Company”) are one of the largest providers of hardware-related products and related merchandising services to retail markets in North America. The Company’s principal business is operated through its wholly-owned subsidiary, The Hillman Group, Inc. (“Hillman Group”). A subsidiary of Hillman Group operates in (1) Canada under the name The Hillman Group Canada, Ltd., (2) Mexico under the name SunSource Integrated Services de Mexico SA de CV, (3) Australia under the name Hillman Group Australia Pty Ltd., (4) the U.S. under the name TagWorks LLC, (“TagWorks”) and (5) primarily in

Florida under the name All Points Industries, Inc. (“All Points”). Hillman Group sells its product lines and provides its services to hardware stores, home improvement centers, mass merchants, pet supply stores, and other retail outlets principally in the United States, Canada, Mexico, Australia, Latin America and the Caribbean. Product lines include thousands of small parts such as fasteners and related hardware items; threaded rod and metal shapes; builder’s hardware; keys, key duplication systems and accessories; and identification items, such as tags and letters, numbers and signs (“LNS”). Services offered include design and installation of merchandising systems and maintenance of appropriate in-store inventory levels.

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

The Company’s condensed consolidated statements of operations and cash flows for the period presented prior to May 28, 2010 are referenced herein as the predecessor financial statements (the “Predecessor” or “Predecessor Financial Statements”). The Company’s condensed consolidated balance sheets as of June 30, 2011 and December 31, 2010, its related statements of operations, cash flows and changes in stockholders’ equity for the periods presented subsequent to the Merger Transaction are referenced herein as the successor financial statements (the “Successor” or “Successor Financial Statements”).

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

In connection with the TagWorks acquisition, Hillman Group completed an offering of $50.0 million aggregate principal amount of its 10.875% Senior Notes due 2018. The Hillman Group previously issued $150.0 million aggregate principal amount of its 10.875% Senior Notes due 2018 in May 2010. The notes are guaranteed by The Hillman Companies, Hillman Investment Company and all of the domestic subsidiaries of The Hillman Group.

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

On June 24, 2010, the Company entered into an effective forward Interest Rate Swap Agreement (the “2010 Swap”) with a two-year term for a notional amount of $115.0 million. The forward start date of the 2010 Swap was May 31, 2011 and its termination date is May 31, 2013. The 2010 Swap fixes the interest rate at 2.47% plus applicable interest rate margin.

The 2010 Swap was initially designated as an effective cash flow hedge. Effective April 18, 2011, the Company executed the second amendment to the credit agreement which modified the interest rate on the Senior Facilities. The critical terms for the 2010 Swap no longer matched the terms of the amended Senior Facilities and the 2010 Swap was de-designated. As a result, $643 of previously unrecognized losses recorded as a component of other comprehensive income were recognized as interest expense in the quarter ended June 30, 2011.

Recent Developments

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

Results of Operations

The Company’s accompanying interim condensed consolidated financial statements are presented for two periods, Predecessor and Successor, which relate to the accounting periods preceding and succeeding the completion of the Merger Transaction. The Predecessor and Successor periods have been separated by a vertical line on the face of the condensed consolidated financial statements to highlight the fact that the financial information for such periods has been prepared under two different historical cost bases of accounting. The following analysis of results of operations includes a brief discussion of the factors that affected the Company’s operating results and a comparative analysis of the Successor period of the three months ended June 30, 2011, the Successor period of May 29 – June 30, 2010 and the Predecessor period of April 1 – May 28, 2010.

(dollars in thousands)	Successor Three Months Ended June 30, 2011 Amount	% of Total	Successor One Month Ended June 30, 2010 Amount	% of Total	Predecessor Two Months Ended May 28, 2010 Amount	% of Total
Net sales	$135,396	100.0%	$47,700	100.0%	$77,256	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	66,225	48.9%	23,022	48.3%	37,835	49.0%
Selling	21,213	15.7%	7,193	15.1%	12,722	16.5%
Warehouse & delivery	14,049	10.4%	5,046	10.6%	8,121	10.5%
General & administrative	6,659	4.9%	2,060	4.3%	4,093	5.3%
Stock compensation expense	—	0.0%	—	0.0%	17,626	22.8%
Acquisition and integration expense (a)	490	0.4%	10,403	21.8%	11,311	14.6%
Depreciation	5,802	4.3%	1,522	3.2%	2,993	3.9%
Amortization	5,336	3.9%	1,515	3.2%	1,071	1.4%
Management and transaction fees to related party	—	0.0%	—	0.0%	187	0.2%
Other (income) expense, net	(73)	-0.1%	136	0.3%	227	0.3%

Income (loss) from operations	15,695	11.6%	(3,197)	-6.7%	(18,930)	-24.5%
Interest expense, net	11,448	8.5%	3,619	7.6%	4,147	5.4%
Interest expense on mandatorily redeemable preferred stock & management purchased options	—	0.0%	—	0.0%	2,242	2.9%
Interest expense on junior subordinated notes	3,153	2.3%	1,051	2.2%	2,102	2.7%
Investment income on trust common securities	(94)	-0.1%	(31)	-0.1%	(63)	-0.1%

Income (loss) before income taxes	1,188	0.9%	(7,836)	-16.4%	(27,358)	-35.4%
Income tax provision (benefit)	2,056	1.5%	(2,037)	-4.3%	(3,719)	-4.8%

Net loss	$(868)	-0.6%	$(5,799)	-12.2%	$(23,639)	-30.6%

(a)	Represents charges for investment banking, legal and other professional fees incurred in connection with the Merger Transaction, Servalite acquisition, TagWorks acquisition and the start-up of operations for Hillman Australia.

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

The Company’s business is impacted by general economic conditions in the U.S. and international markets, particularly the U.S. retail markets including hardware stores, home centers, mass merchants, and other retailers. In recent quarters, operations have been negatively impacted by the general downturn in the U.S. economy, including higher unemployment figures, a reduced level of consumer spending and the contraction of the retail market. Although there have been certain signs of improvement in the economy, generally such conditions are not expected to improve significantly in the near term and may have the effect of further reducing consumer spending, which could adversely affect our results of operations during the remainder of this year or beyond.

The Company is sensitive to inflation or deflation present in the economies of the United States and foreign suppliers located primarily in Taiwan and China. For several years leading up to 2009, the rapid growth in China’s economic activity produced significantly rising costs of certain imported fastener products. In addition, the cost of commodities such as copper, zinc, aluminum, nickel, and plastics used in the manufacture of other Company products increased sharply. Further, increases in the cost of diesel fuel contributed to transportation rate increases. The trend of rising commodity costs accelerated in the first half of 2008. In the second half of 2008 and during the first half of 2009, national and international economic difficulties started a reversal of the trend of rising costs for our products and commodities used in the manufacture of our products, including a decrease in the cost of oil and diesel fuel. During the second half of 2009, most of 2010 and the first six months of 2011, the Company has seen an end to decreasing costs and, in certain instances, moderate increases in the costs for our products and commodities used in the manufacture of our products. The Company took pricing action in the first half of 2011 in an attempt to offset a portion of the product cost increases. While inflation and resulting cost increases over a period of years would result in significant increases in inventory costs and operating expenses, the opposite is true when exposed to a prolonged period of cost decreases. The ability of the Company’s operating divisions to institute price increases and seek price concessions, as appropriate, is dependent on competitive market conditions.

Successor Period of the Three Months Ended June 30, 2011 vs Predecessor Period of the One Month Ended June 30, 2010

Revenues

Net sales for the three months ended June 30, 2011 were $135.4 million, or $2.12 million per ship day, compared to net sales for the one month period ended June 30, 2010 (the “June 2010 Period”) of $47.7 million, or $1.99 million per ship day. The increase in revenue of $87.7 million was directly attributable to comparing operating results of 64 ship days in the three month period ended June 30, 2011 to the results from 24 ship days in the one month June 2010 Period. The sales per ship day of $2.12 million in the second quarter of 2011 were approximately 6.5% more than the sales per ship day of $1.99 million in the June 2010 Period. Excluding the second quarter net sales of $7.8 million for the newly acquired Servalite and TagWorks businesses, the 2011 second quarter net sales per ship day were also $1.99 million.

Expenses

Operating expenses for the three months ended June 30, 2011 were substantially more than the operating expenses for the one month June 2010 Period. The increase in operating expenses is primarily due to the longer 64 ship day period for the three months ended June 30, 2011 compared to the 24 ship day period for the one month June 2010 Period. The following changes in underlying trends impacted the change in operating expenses:

•

The Company’s cost of sales percentage (excluding depreciation and amortization) was 48.9% in second quarter of 2011 compared to 48.3% in the June 2010 Period. The rate increase in the second quarter of 2011 is the result of an unfavorable sales product mix and the impact of cost increases in certain commodities used in our products, particularly copper, nickel and zinc. Additionally, a significant portion of our product is supplied from vendors in Asia, including Taiwan and China. Ocean cargo rates have increased approximately 20-25% from the prior year. This has resulted in a significant increase in the landed cost of our products. The Company initiated pricing action in the latter part of the first quarter of 2011 to recover a portion of the increased product costs.

•

Selling expense was $21.2 million, or 15.7% of net sales in the three months ended June 30, 2011 compared to $7.2 million, or 15.1% of net sales in the June 2010 Period. The higher costs for new displays, travel and auto were the primary reasons that selling expense increased as a percentage of sales.

•

Warehouse and delivery expense was $14.0 million, or 10.4% of net sales, in the second quarter of 2011 compared to $5.0 million, or 10.6% of net sales in the June 2010 Period. Outbound and inter-branch freight expense, the largest component of warehouse and delivery expense, remained at 4.6% of net sales in the second quarter of 2011 and the June 2010 Period.

•

General and administrative (“G&A”) expenses were $6.7 million, or 4.9% of net sales in the second quarter of 2011 compared to $2.1 million, or 4.3% of net sales in the June 2010. The increase in G&A expenses as a percentage of net sales was primarily the result of an increase in professional fees and restructuring costs associated with moving the key packaging operation.

•

Acquisition and integration expense of $0.5 million in the second quarter of 2011 represents charges for banking, legal and other professional fees incurred in connection with the Merger Transaction, Servalite acquisition, TagWorks acquisition and the start-up of operations for Hillman Australia. The $10.4 million in the June 2010 Period represent charges for legal professional, diligence and other expenses incurred in connection with the Merger Transaction.

•

Amortization expense was $5.3 million in the second quarter of 2011, or an estimated annual amount of $21.3 million. The amortization expense of $1.5 million in the June 2010 Period amounted to an estimated annual amount of approximately $18.0 million. The higher estimated annual amount of amortization expense for the 2011 period was due to the increase in intangible assets, subject to amortization, acquired as a result of the Servalite and TagWorks acquisitions.

•

Interest expense, net, was $11.4 million in the second quarter of 2011, or an estimated annual rate of approximately $45.6 million. The interest expense was $3.6 million in the June 2010 Period, or an estimated annual rate of approximately $43.2 million. The increase in estimated annual interest expense was primarily the result of the higher level of debt outstanding as a result of the TagWorks acquisition.

Successor Period of the Three Months Ended June 30, 2011 vs Predecessor Period of the Two Months Ended May 28, 2010

Revenues

Net sales for the three months ended June 30, 2011 were $135.4 million, or $2.12 million per ship day, compared to net sales for the two month period ended May 28, 2010 (the “May 2010 Period” ) of $77.3 million, or $1.93 million per ship day. The increase in revenue of $58.1 million was directly attributable to comparing operating results of 64 ship days in the three month period ended June 30, 2011 to the results from 40 ship days in the two month May 2010 Period. The sales per ship day of $2.12 million in the second quarter of 2011 were approximately 9.8% more than the sales per ship day of $1.93 million in the June 2010 Period. Excluding the second quarter net sales of $7.8 million for the newly acquired Servalite and TagWorks businesses, the 2011 second quarter net sales per ship day was $1.99 million, an increase of 3.1% from the May 2010 Period.

Expenses

Operating expenses for the three months ended June 30, 2011 were substantially more than the operating expenses for the two month May 2010 Period. The increase in operating expenses is primarily due to the longer 64 ship day period for the three months ended June 30, 2011 compared to the 40 ship day period for the two month May 2010 Period. The following changes in underlying trends impacted the change in operating expenses:

•

Selling expense was $21.2 million, or 15.7% of net sales in the three months ended June 30, 2011 compared to $12.7 million, or 16.5% of net sales in the May 2010 Period. When expressed as a percentage of sales, the costs for sales reps, employee benefits, and new displays were lower than the prior year period.

•

Warehouse and delivery expense was $14.0 million, or 10.4% of net sales, in the second quarter of 2011 compared to $8.1 million, or 10.5% of net sales in the May 2010 Period. Outbound and inter-branch freight expense, the largest component of warehouse and delivery expense, increased to 4.5% of net sales in the second quarter of 2011 from 4.4% in the May 2010 Period. This increase in the second quarter of 2011 was partially offset by reductions in shipping supplies and employee benefit cost expressed as a percentage of sales.

•

G&A expenses were $6.7 million, or 4.9% of net sales in the second quarter of 2011 compared to $4.1 million, or 5.3% of net sales in the May 2010 Period. The decrease in G&A expenses in the second quarter of 2011 expressed as a percentage of net sales was primarily due to adjustments to bonuses and profit sharing for below plan results.

•

Acquisition and integration expense of $0.5 million in the second quarter of 2011 represents charges for banking, legal and other professional fees incurred in connection with the Merger Transaction, Servalite acquisition, TagWorks acquisition and the start-up of operations for Hillman Australia. The $11.3 million in the May 2010 Period represent charges for legal, professional, diligence and other expenses incurred in connection with the Merger Transaction.

•

Stock compensation expenses from stock options primarily related to the 2004 Merger Transaction resulted in a charge of $17.6 million in the May 2010 period. The change in the fair value of the Class B Common Stock is included in stock compensation expense and this resulted in an additional charge of $13.4 million. The significant increase in the fair value of the Class B Common Stock in this predecessor period resulted from the acquisition price paid by OHCP for the Company. In addition, a stock compensation charge of $3.7 million was recorded for the increase in the fair value of the common stock options. There was no stock compensation expense in the second quarter of 2011.

•

Amortization expense was $5.3 million in the second quarter of 2011, or an estimated annual amount of $21.3 million. The amortization expense of $1.1 million in the May 2010 Period amounted to an estimated annual amount of approximately $6.6 million. The higher estimated annual amount of amortization expense for the 2011 period was due to the increase in intangible assets, subject to amortization, acquired as a result of the Merger Transaction together with the Servalite and TagWorks acquisitions.

•

Interest expense, net, was $11.4 million in the second quarter of 2011, or an estimated annual rate of approximately $45.6 million. The interest expense was $4.1 million in the May 2010 Period, or an estimated annual rate of approximately $24.6 million. The increase in estimated annual interest expense was primarily the result of the higher level of debt outstanding as a result of the Merger Transaction and the TagWorks acquisition.

The Company’s accompanying interim condensed consolidated financial statements are presented for two periods, Predecessor and Successor, which relate to the accounting periods preceding and succeeding the completion of the Merger Transaction. The Predecessor and Successor periods have been separated by a vertical line on the face of the condensed consolidated financial statements to highlight the fact that the financial information for such periods has been prepared under two different historical cost bases of accounting. The following analysis of results of operations includes a brief discussion of the factors that affected the Company’s operating results and a comparative analysis of the Successor period of the six months ended June 30, 2011, the Successor period of May 29 – June 30, 2010 and the Predecessor period of January 1 – May 28, 2010.

(dollars in thousands)	Successor Six Months Ended June 30, 2011 Amount	% of Total	Successor One Month Ended June 30, 2010 Amount	% of Total	Predecessor Five Months Ended May 28, 2010 Amount	% of Total
Net sales	$246,690	100.0%	$47,700	100.0%	$185,716	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	121,881	49.4%	23,022	48.3%	89,773	48.3%
Selling	43,116	17.5%	7,193	15.1%	33,568	18.1%
Warehouse & delivery	27,084	11.0%	5,046	10.6%	19,945	10.7%
General & administrative	14,167	5.7%	2,060	4.3%	10,284	5.5%
Stock compensation expense	—	0.0%	—	0.0%	19,053	10.3%
Acquisition and integration expense (a)	1,780	0.7%	10,403	21.8%	11,342	6.1%
Depreciation	10,241	4.2%	1,522	3.2%	7,283	3.9%
Amortization	10,077	4.1%	1,515	3.2%	2,678	1.4%
Management and transaction fees to related party	—	0.0%	—	0.0%	438	0.2%
Other (income) expense, net	(438)	-0.2%	136	0.3%	114	0.1%

Income (loss) from operations	18,782	7.6%	(3,197)	-6.7%	(8,762)	-4.7%
Interest expense, net	20,525	8.3%	3,619	7.6%	8,327	4.5%
Interest expense on mandatorily redeemable preferred stock & management purchased options	—	0.0%	—	0.0%	5,488	3.0%
Interest expense on junior subordinated notes	6,305	2.6%	1,051	2.2%	5,254	2.8%
Investment income on trust common securities	(189)	-0.1%	(31)	-0.1%	(158)	-0.1%

(Loss) income before income taxes	(7,859)	-3.2%	(7,836)	-16.4%	(27,673)	-14.9%
Income tax benefit	(2,109)	-0.9%	(2,037)	-4.3%	(2,465)	-1.3%

Net loss	$(5,750)	-2.3%	$(5,799)	-12.2%	$(25,208)	-13.6%

(a)	Represents one-time charges for investment banking, legal and other professional fees incurred in connection with the Merger Transaction.

Successor Period of Six Months Ended June 30, 2011 vs Successor Period of May 28 – June 30, 2010

Revenues

Net sales for the six month period ended June 30, 2011 (the “2011 Period”) were $246.7 million, or $1.91 million per ship day, compared to net sales of $47.7 million, or $1.99 million per ship day for the one month June 2010 Period. The increase in revenues of $199.0 million was directly attributable to comparing operating results of 129 ship days in the 2011 period to the results from 24 ship days in the June 2010 Period. However, the sales per ship day of $1.99 million in the June 2010 Period was approximately 4.2% higher than the sales per ship day of $1.91 million in the 2011 Period. The higher sales per day for the June 2010 Period was the result of higher seasonal sales per day during the month of June 2010 as compared to the average sales per day for the January through June period of 2011.

Expenses

Operating expenses for the six month period ended June 30, 2011 were substantially more than the operating expenses for the one month period ended June 30, 2010. The increase in operating expenses is primarily due to the longer 129 ship day period in the 2011 Period compared to the 24 day ship period in the June 2010 Period. The following changes in underlying trends also impacted the change in operating expenses:

•

The Company’s cost of sales percentage (excluding depreciation and amortization) was 49.4% in the 2011 Period compared to 48.3% in the June 2010 Period. The rate increase in the six months of 2011 is the result of an unfavorable sales product mix and the impact of cost increases in certain commodities used in our products, particularly copper, nickel and zinc. Additionally, a significant portion of our product is supplied from vendors in Asia, including Taiwan and China. Ocean cargo rates have increased approximately 20-25% from the prior year. This has resulted in a significant increase in the landed cost of our products. The Company initiated pricing action in the latter part of the first quarter of 2011 to recover a portion of the increased product costs.

•

Selling expense was $43.1 million, or 17.5% of net sales in the 2011 Period compared to $7.2 million, or 15.1% of net sales in the June 2010 period. When expressed as a percentage of sales, the costs for sales salaries, employee benefits, and new displays were higher in the 2011 Period than the June 2010 Period.

•

Warehouse and delivery expense was $27.1 million, or 11.0% of net sales, in the 2011 Period compared to $5.0 million, or 10.6% of net sales in the June 2010 Period. Freight expense, the largest component of warehouse and delivery expense, increased from 4.6% of net sales in the June 2010 Period to 4.7% of net sales in the 2011 Period.

•

G&A expenses were $14.2 million, or 5.7% of net sales in the 2011 Period compared to $2.1 million, or 4.3% of net sales in the June 2010. The increase in G&A expenses as a percentage of net sales was primarily the result of an increase in professional fees and restructuring costs associated with moving the key packaging operation.

•

Acquisition and integration expense of $10.4 million in the June 2010 Period represents charges for legal, professional, diligence and other expenses incurred by the Successor in connection with the Merger Transaction. The Company incurred $1.8 million in the 2011 Period for banking, legal and other professional fees incurred in connection with the Merger Transaction, Servalite acquisition, TagWorks acquisition and the start-up of operations for Hillman Australia.

•

Amortization expense was $10.1 million in the 2011 Period, or an estimated annual rate of $20.2 million compared to $1.5 million in the June 2010 Period, or an estimated annual amount of $18.0 million. The higher estimated annual amount of amortization expense in the 2011 Period was the result of the increase in intangible assets subject to amortization acquired in the acquisitions of Servalite and TagWorks.

•

Interest expense, net, was $20.5 million in the 2011 Period, or an estimated annual rate of $41.0 million compared to $3.6 million in the June 2010 Period, or an estimated annual rate of approximately $43.2 million.

Successor Period of Six Months Ended June 30, 2011 vs Predecessor Period of January 1 – May 28, 2010

Revenues

Net sales for the six month period ended June 30, 2011 were 246.7 million, or 1.91 million per ship day compared to net sales of $185.7 million, or $1.77 million per ship day for the period of January 1 – May 28, 2010 (the “2010 five month period”). The increase in revenues of $61.0 million was directly attributable to comparing operating results of 129 shipping days in the 2011 Period to the results from 105 shipping days in the 2010 five month period. The sales per shipping day of $1.91 million in the 2011 Period was approximately 8.0% higher than the sales per shipping day of $1.77 million in the 2010 five month period. The increase in sales per day for the 2011 Period month period was the result of higher seasonal sales per day during the June period included in the first half of 2011 together with the additional sales provided by the acquisitions of Servalite and TagWorks as compared to the average sales per day for the January to May period in 2010.

Expenses

Operating expenses for six month period ended June 30, 2011 were substantially more than the operating expenses for the 2010 five month period after excluding $30.4 million of stock compensation, acquisition and integration expense incurred in connection with the Merger Transaction during the 2010 five month period. The longer 129 ship day period in the 2011 Period provided certain unfavorable operating expense variances as compared to the 105 ship day period in the 2010 five month period. The following changes in underlying trends also impacted the change in operating expenses:

•

The Company’s cost of sales percentage (excluding depreciation and amortization) was 49.4% in the 2011 Period compared to 48.3% in the 2010 five month period. The rate increase in the six months of 2011 is the result of an unfavorable sales product mix and the impact of cost increases in certain commodities used in our products, particularly copper, nickel and zinc. Additionally, a significant portion of our product is supplied from vendors in Asia, including Taiwan and China. Ocean cargo rates have increased approximately 20-25% from the prior year. This has resulted in a significant increase in the landed cost of our products. The Company initiated pricing action in the latter part of the first quarter of 2011 to recover a portion of the increased product costs.

•

Selling expense was $43.1 million, or 17.5% of net sales in 2011 Period compared to $33.6 million, or 18.1% of net sales in the 2010 five month period. When expressed as a percentage of sales, the costs for service reps, employee benefits, and new displays were higher in the 2011 Period than the 2010 five month period.

•

Warehouse and delivery expense was $27.1 million, or 11.0% of net sales, in the 2011 Period compared to $19.9 million, or 10.7% of net sales, in the 2010 five month period. Freight expense, the largest component of warehouse and delivery expense, increased from 4.3% of net sales in the 2010 five month period to 4.7% of net sales in the 2011 Period.

•

Stock compensation expenses from stock options primarily related to the 2004 Merger Transaction resulted in a charge of $19.1 million in the 2010 five month period. The change in the fair value of the Class B Common Stock is included in stock compensation expense and this resulted in an additional charge of $13.9 million. The significant increase in the fair value of the Class B Common Stock in this predecessor period resulted from the acquisition price paid by OHCP for the Company. In addition, a stock compensation charge of $3.7 million was recorded for the increase in the fair value of the common stock options. There was no stock compensation expense in the first half of 2011.

•

Acquisition and integration expense of $11.3 million in the 2010 five month period represents charges for investment banking, legal and other expenses incurred in connection with the Merger Transaction. The Company incurred $1.8 million in the 2011 Period for banking, legal and other professional fees incurred in connection with the Merger Transaction, Servalite acquisition, TagWorks acquisition and the start-up of operations for Hillman Australia.

•

Interest expense, net, was $20.5 million in the 2011 Period, or an estimated annual rate of $41.0 million compared to $8.3 million in the 2010 five month period, or an estimated annual rate of $19.9 million. The increase in interest expense for the 2011 Period was primarily the result of the higher level of debt outstanding as a result of the Merger Transaction and the TagWorks acquisition.

•

The Successor incurred no interest expense on mandatorily redeemable preferred stock and management purchased options as a result of their redemption in connection with the Merger Transaction. The interest expense on these securities was $5.5 million for the 2010 five month period.

Income Taxes

In the six month and three month periods ended June 30, 2011, the Company recorded an income tax (benefit) / provision of ($2.1) and $2.1 million on a pre-tax (loss) / income of ($7.9) and $1.2 million, respectively. In the five month and two month Predecessor periods ended May 28, 2010 and the one month Successor period ended June 30, 2010, the Company recorded an income tax (benefit) of ($2.5), ($3.7) and ($2.0) million on a pre-tax (loss) of ($27.7), ($27.4) and ($7.8) million, respectively. The effective income tax rates were 26.8% and 173.1% for the six and three month periods ended June 30, 2011. In the five month and two month Predecessor periods ended May 28, 2010 and the one month Successor period ended June 30, 2010, the effective income tax rates were 8.9%, 13.6% and 26.0% respectively.

In the six month and three month periods ended June 30, 2011, the effective income tax rate differed from the federal statutory rate primarily due to a current period charge caused by the effect of changes in certain state income tax rates on the company’s deferred tax assets and liabilities. The effective income tax rate in the three month period ended June 30, 2011 was also affected by the change in the second quarter of the estimated annual effective tax rate used to compute the interim tax provision as required by ASC 740-270, the accounting guidance established for computing income taxes in interim periods. The net effect of the change was recorded in the current period as required by the accounting standard. The remaining differences between the effective income tax rate and the federal statutory rate in the six and three month periods ended June 30, 2011 was primarily due to state and foreign income taxes.

In the five month and two month Predecessor periods ended May 28, 2010, the effective income tax rate differed from the federal statutory rate primarily as a result of the effect of nondeductible interest on mandatorily redeemable preferred stock and stock compensation expense. In the two month Predecessor period ended May 28, 2010, the Company recognized an increase in its reserve for uncertainty in accounting for income taxes as well as a net decrease in valuation reserves recorded against certain deferred tax assets. The remaining difference between the effective income tax rate and the federal statutory rate in the five and two month Predecessor periods ended May 28, 2010 and the one-month Successor period ended June 30, 2010 was primarily due to state and foreign income taxes.

Liquidity and Capital Resources

Cash Flows

The statements of cash flows reflect the changes in cash and cash equivalents for the six months ended June 30, 2011 (Successor), the one month ended June 20, 2010 (Successor) and the five months ended May 28, 2010 (Predecessor) by classifying transactions into three major categories: operating, investing and financing activities.

Operating Activities

Net cash used by operating activities for the six months ended June 30, 2011 of $7.6 million was the result of the net loss adjusted for non-cash items of $14.5 million for depreciation, amortization, deferred taxes, and deferred financing which was offset by cash related adjustments of $22.1 million for routine operating activities represented by changes in accounts receivable, inventories, accounts payable, accrued liabilities and other assets. In the first six months of 2011, routine operating activities used cash through an increase in accounts receivable of $16.3 million, inventories of $4.1 million, other assets of $2.0 million and a decrease in other accrued liabilities of $1.6 million. This was partially offset by an increase in accounts payable of $1.0 million and other of $0.9 million. The Company’s operating cash outflows have historically been higher in the first two fiscal quarters when selling volume, accounts receivable and inventory levels increase as the Company moves into the stronger spring and summer selling seasons.

Excluding $17.5 million in cash used for the Merger Transaction, net cash provided by operating activities for the six months ended June 30, 2010 of $9.8 million was the result of the net loss adjusted for non-cash items of $11.0 million for depreciation, amortization, deferred taxes, deferred financing, stock-based compensation and interest on mandatorily redeemable preferred stock and management purchased options which was offset by cash related adjustments of $1.2 million for routine operating activities represented by changes in inventories, accounts receivable, accounts payable, accrued liabilities and other assets. In the first six months of 2010, routine operating activities used cash through an increase in accounts receivable of $16.5 million and other of $1.3 million. This was partially offset by an increase in accounts payable of $8.8 million, an increase in accrued liabilities of $7.4 million, a decrease in inventories of $0.4 million. The increase in accounts receivable was the result of the seasonal increase in sales for the latter part of the second quarter.

Investing Activities

Net cash used for investing activities was $49.0 million for the six months ended June 30, 2011. The Company used $40.4 million for the acquisition of TagWorks. Capital expenditures for the six months totaled $8.6 million, consisting of $4.7 million for key duplicating machines, $2.2 million for engraving machines, $1.3 million for computer software and equipment and $0.4 million for machinery and equipment.

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

Financing Activities

Net cash provided by financing activities was $52.0 million for the six months ended June 30, 2011. The net cash provided by financing activities was primarily related to the issuance of $50.0 million in 10.875% Senior Notes together with the $4.6 million note premium. In addition, the Company borrowed $1.4 million net cash on the revolving credit facility. This was partially offset by net cash used for payments of $2.6 million in financing fees on the 10.875% Senior Notes and amendment to the Credit Facilities together with $1.45 million in principal payments on the senior term loans.

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

The Company’s working capital (current assets minus current liabilities) position of $115.2 million as of June 30, 2011, represents a decrease of $5.2 million from the December 31, 2010 level of $120.4 million as follows:

(dollars in thousands)

Amount
Decrease in cash and cash equivalents	$(4,547)
Increase in accounts receivable, net	17,039
Increase in inventories, net	5,642
Increase in other current assets	1,807
Decrease in deferred taxes	(660)
Increase in accounts payable	(1,580)
Increase in additional acquisition consideration	(24,548)
Decrease in accrued salaries and wages	854
Increase in accrued pricing allowances	(647)
Increase in accrued income and other taxes	(341)
Increase in accrued interest	(550)
Decrease in other accrued liabilities	2,293

Net decrease in working capital for the quarter ended June 30, 2011	$(5,238)

The decrease in the Company’s working capital as of June 30, 2011 was primarily the result of the March 16, 2011 acquisition of TagWorks which included $24,548 in additional acquisition consideration as a reduction to working capital.

Contractual Obligations

The Company’s contractual obligations in thousands of dollars as of June 30, 2011:

		Payments Due
Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Junior Subordinated Debentures (1)	$115,624	$—	$—	$—	$115,624
Senior Term Loans	287,100	2,900	5,800	278,400	—
Bank Revolving Credit Facility	12,000	—	—	12,000	—
10.875% Senior Notes	200,000	—	—	—	200,000
Additional Acquisition Consideration	24,548	24,548	—	—	—
KeyWorks License Agreement	4,854	500	1,000	1,000	2,354
Interest Payments (2)	220,252	36,076	71,767	70,111	42,298
Operating Leases	38,918	7,998	9,234	4,907	16,779
Deferred Compensation Obligations	3,705	227	454	454	2,570
Capital Lease Obligations	170	38	70	60	2
Purchase Obligations	700	350	350	—	—
Other Obligations	1,864	1,119	596	149	—
Uncertain Tax Position Liabilities	4,440	—	1,438	—	3,002

Total Contractual Cash Obligations (3)	$914,175	$73,756	$90,709	$367,081	$382,629

(1)	The junior subordinated debentures liquidation value is approximately $108,707.
(2)	Interest payments for borrowings under the Senior Facilities and with regard to the 10.875% Senior Notes. Interest payments on the variable rate senior term loans were calculated using the actual interest rate of 5.00% as of June 30, 2011 which consisted of a EuroDollar minimum floor rate of 1.50% plus EuroDollar Margin of 3.50%.
(3)	All of the contractual obligations noted above are reflected on the Company’s condensed consolidated balance sheet as of June 30, 2011 except for the interest payments and operating leases.

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

As of June 30, 2011, the Company had no material purchase commitments for capital expenditures.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Borrowings

As of June 30, 2011, the Company had $12.1 million available under its secured credit facilities. The Company had approximately $299.2 million of outstanding debt under its secured credit facilities at June 30, 2011, consisting of $287.1 million in a term loan, $12.0 million in revolving credit borrowings and $0.1 million in capitalized lease obligations. The term loan consisted of a $287.1 million Term B-2 Loan at a three (3) month LIBOR rate plus margin of 5.00%. The revolver borrowings (the “Revolver”) consisted of $12.0 million currently at a three (3) month LIBOR rate plus margin of 5.50%. The capitalized lease obligations were at various interest rates.

At June 30, 2011 and December 31, 2010, the Company borrowings were as follows:

	June 30, 2011			December 31, 2010
	Facility	Outstanding	Interest	Facility	Outstanding	Interest
(dollars in thousands)	Amount	Amount	Rate	Amount	Amount	Rate
Term B-2 Loan		$287,100	5.00%		$288,550	5.50%
Revolving credit facility	$30,000	12,000	5.50%	$30,000	12,000	5.50%
Capital leases & other obligations		149	various		164	various

Total secured credit		299,249			300,714
10.875% Senior notes		200,000	10.875%		150,000	10.875%

Total borrowings		$499,249			$450,714

On May 28, 2010, the Company and certain of its subsidiaries closed the Senior Facilities, consisting of a $290.0 million term loan and a $30.0 million Revolver. The term loan portion of the Senior Facilities has a six year term and the Revolver has a five year term. The Senior Facilities, as amended, provide borrowings at interest rates based on a EuroDollar rate plus a margin of 3.50%, or a Base Rate plus a margin of 2.50%. The EuroDollar rate is subject to a minimum floor of 1.50% and the Base Rate is subject to a minimum floor of 2.50%.

Concurrently with the consummation of the Merger Transaction, Hillman Group issued $150.0 million aggregate principal amount of its 10.875% Senior Notes due 2018. On March 16, 2011, Hillman Group completed an offering of $50.0 million aggregate principal amount of its 10.875% Senior Notes due 2018. Hillman Group received a premium of $4.6 million on the $50.0 million note offering and used the net proceeds to fund the acquisition of TagWorks, to repay a portion of indebtedness under its revolving credit facility and to pay related fees, expenses and other related payments. The 10.875% Senior Notes are guaranteed by Hillman Companies, Hillman Investment Company and all of the domestic subsidiaries of Hillman Group. Hillman Group pays interest on the 10.875% Senior Notes semi-annually on June 1 and December 1 of each year.

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

The Company’s Senior Facilities require the maintenance of a secured leverage ratio which limits the ability of the Company to incur debt, make investments, make dividend payments to holders of the Trust Preferred Securities or undertake certain other business activities. Upon the occurrence of an event of default under the credit agreements, all amounts outstanding, together with accrued interest, could be declared immediately due and payable by our lenders. Below are the calculations of the financial covenant, as amended on April 18, 2011, with the Senior Facilities requirement for the twelve trailing months ended June 30, 2011:

(dollars in thousands)	Actual	Ratio Requirement
Secured Leverage Ratio
Senior term loan balance	$287,100
Revolver	12,000
Capital leases and other credit obligations	149

Total debt	$299,249

Adjusted EBITDA (1)	$89,529
Leverage ratio (must be below requirement)	3.34	4.75

(1)	Adjusted EBITDA is defined as income from operations of $38,158, plus depreciation of $19,726, amortization of $19,737, restructuring costs of $3,188, acquisition and integration costs of $2,527, foreign exchange (gains) or losses of ($786) and the pro-forma EBITDA from the acquisitions of Servalite and TagWorks of $6,979.

Critical Accounting Policies and Estimates

Significant accounting policies and estimates are summarized in the notes to the condensed consolidated financial statements. Some accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate. Management believes these estimates and assumptions are reasonable based on the facts and circumstances as of June 30, 2011, however, actual results may differ from these estimates under different assumptions and circumstances.

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

Accounts Receivable and Allowance for Doubtful Accounts:

The Company establishes the allowance for doubtful accounts using the specific identification method and also provides a reserve in the aggregate. The estimates for calculating the aggregate reserve are based on historical information. Increases to the allowance for doubtful accounts result in a corresponding expense. The Company writes off individual accounts receivable when collection becomes improbable. The allowance for doubtful accounts was $584 thousand as of June 30, 2011 and $520 thousand as of December 31, 2010.

Inventory Realization:

Inventories consisting predominantly of finished goods are valued at the lower of cost or market, cost being determined principally on the weighted average cost method. Excess and obsolete inventories are carried at net realizable value. The historical usage rate is the primary factor used by the Company in assessing the net realizable value of excess and obsolete inventory. A reduction in the carrying value of an inventory item from cost to market is recorded for inventory with no usage in the preceding twenty-four month period or with on hand quantities in excess of twenty-four months average usage. The inventory reserve amounts were $7.4 million as of June 30, 2011 and $11.0 million as of December 31, 2010. In the six months ended June 30, 2011, the Company wrote-off $4.1 million in previously identified excess and obsolete inventory.

Goodwill and Other Intangible Assets:

Goodwill represents the excess purchase cost over the fair value of net assets of companies acquired in business combinations. Goodwill is an indefinite lived asset and is tested for impairment at least annually or more frequently if a triggering event occurs. The Company considers TagWorks (see Note 4 – Acquisitions) as one reporting unit and the remaining operations a second reporting unit for goodwill impairment testing purposes. If the carrying amount of goodwill is greater than the fair value, impairment may be present. The Company uses an independent appraiser to assess the value of its goodwill based on a discounted cash flow model and multiple of earnings. Assumptions critical to the Company’s fair value estimates under the discounted cash flow model include the discount rate, projected average revenue growth and projected long-term growth rates in the determination of terminal values.

The Company also evaluates indefinite-lived intangible assets (primarily trademarks and trade names) for impairment annually. The Company also tests for impairment if events and circumstances indicate that it is more likely than not that the fair value of an indefinite-lived intangible asset is below its carrying amount. Assumptions critical to the Company’s evaluation of indefinite-lived intangible assets for impairment include: the discount rate, royalty rates used in its evaluation of trade names, projected average revenue growth, and projected long-term growth rates in the determination of terminal values. An impairment charge is recorded if the carrying amount of an indefinite-lived intangible asset exceeds the estimated fair value on the measurement date. No impairment charges were recorded in the six month periods ended June 30, 2011 and 2010.

Long-Lived Assets:

The Company evaluates its long-lived assets for financial impairment and will continue to evaluate them based on the estimated undiscounted future cash flows as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. No impairment charges were recognized for long-lived assets in the six month periods ended June 30, 2011 and 2010.

Risk Insurance Reserves:

The Company self-insures its product liability, automotive, workers’ compensation and general liability losses up to $250 thousand per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences in excess of $250 thousand up to $40 million. The two risk areas involving the most significant accounting estimates are workers’ compensation and automotive liability. Actuarial valuations performed by the Company’s outside risk insurance expert were used to form the basis for workers’ compensation and automotive liability loss reserves. The actuary contemplated the Company’s specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes the liability recorded for such risk insurance reserves is adequate as of June 30, 2011, but due to judgments inherent in the reserve estimation process, it is possible the ultimate costs will differ from this estimate.

The Company self-insures its group health claims up to an annual stop loss limit of $200 thousand per participant. Aggregate coverage is maintained for annual group health insurance claims in excess of 125% of expected claims. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves. The Company believes the liability recorded for such insurance reserves is adequate as of June 30, 2011, but due to judgments inherent in the reserve estimation process, it is possible the ultimate costs will differ from this estimate.

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

On August 29, 2008, the Company entered into an Interest Rate Swap Agreement (the “2008 Swap”) with a three year term for a notional amount of $50 million. The 2008 Swap fixed the interest rate at 3.41% plus applicable rate margin. The 2008 Swap was terminated on May 24, 2010.

On June 24, 2010, the Company entered into a forward Interest Rate Swap Agreement (the “2010 Swap”) with a two-year term for a notional amount of $115.0 million. The 2010 Swap was effective May 31, 2011 and its termination date is May 31, 2013. The 2010 Swap fixes the interest rate at 2.47% plus applicable interest rate margin.

The 2010 Swap was initially designated as an effective cash flow hedge. Effective April 18, 2011, the Company executed the second amendment to the credit agreement and as a result the 2010 Swap was de-designated to an ineffective cash flow hedge.

Based on the Company’s exposure to variable rate borrowings at June 30, 2011, a one percent (1%) change in the weighted average interest rate for a period of one year would change the annual interest expense by approximately $1.8 million.

The Company is exposed to foreign exchange rate changes of the Australian, Canadian and Mexican currencies as it impacts the $10.5 million net asset value of its Australian, Canadian and Mexican subsidiaries as of June 30, 2011. Management considers the Company’s exposure to foreign currency translation gains or losses to be immaterial.

Item 4.

Controls and Procedures

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, which included the matters discussed below, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period ended June 30, 2011, in ensuring that material information relating to the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934), as amended, that occurred during the quarter ended June 30, 2011 and that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. – Legal Proceedings.

On May 4, 2010, Hy-Ko Products, Inc. filed a complaint against Hillman Group, and Kaba Ilco Corp., a manufacturer of blank replacement keys, in the United States District Court for the Northern District of Ohio Eastern Division, alleging that the defendants engaged in violations of federal and state antitrust laws regarding their business practices relating to automatic key machines and replacement keys. Hy-Ko Products’ May 4, 2010 filing against the Company is based, in part, on the Company’s previously-filed claim against Hy-Ko Products alleging infringement of certain patents of the Company. A claim construction hearing on the Company’s patent infringement claim against Hy-Ko Products occurred in September 2010 and a ruling is expected in the latter half of 2011.

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

Item 1A. – Risk Factors.

There have been no material changes to the risks related to the Company from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3. – Defaults Upon Senior Securities.

Not Applicable

Item 4. – Reserved.

Item 5. – Other Information.

Not Applicable

Item 6. – Exhibits.

a)	Exhibits, including those incorporated by reference.

10.1 *	OHCP HM Acquisition Corp. 2010 Stock Option Plan, adopted as of May 28, 2010.

10.2 *	Form of Option Award Agreement – Max Hillman and Richard Hillman.

10.3 *	Form of Option Award Agreement – All Recipients.

10.4 *	Stock Purchase Agreement, dated as of December 29, 2010, by and among The Hillman Group, Inc., Thomas Rowe and Mary Jennifer Rowe.

10.5 *	Development Alliance Agreement, dated as of March 10, 2011, by and among Keyworks-KeyExpress, LLC, The Hillman Group, Inc and the persons identified as Members on the signature pages thereto.

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 15, 2011, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011, the one month ended June 30, 2010 and the two and five months ended May 28, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011, the one month ended June 30, 2010 and the five months ended May 28, 2010, (iv) Condensed Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2011 and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
**	This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HILLMAN COMPANIES, INC.

/s/ JAMES P. WATERS	/s/ HAROLD J. WILDER
James P. Waters	Harold J. Wilder
Vice President - Finance	Controller
(Chief Financial Officer)	(Chief Accounting Officer)

DATE: August 15, 2011