Form 10-Q
period 2011-09-30
HILLMAN COMPANIES INC
filed 2011-11-14
CIK 1029831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

On November 14, 2011, 5,000 shares of the Registrant’s common stock were issued and outstanding and 4,217,724 Trust Preferred Securities were issued and outstanding by the Hillman Group Capital Trust. The Trust Preferred Securities trade on the NYSE Amex under symbol HLM.Pr.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(dollars in thousands)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$14,316	$7,585
Restricted investments	227	227
Accounts receivable	72,222	56,510
Inventories	98,644	97,701
Deferred income taxes	6,977	9,377
Other current assets	4,462	3,401

Total current assets	196,848	174,801
Property and equipment	67,457	52,512
Goodwill	451,407	439,589
Other intangibles	385,546	363,076
Restricted investments	3,283	3,251
Deferred income taxes	528	379
Deferred financing fees	14,885	14,322
Investment in trust common securities	3,261	3,261
Other assets	2,065	1,587

Total assets	$1,125,280	$1,052,778

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,716	$28,424
Current portion of senior term loans	2,900	2,900
Current portion of capitalized lease and other obligations	31	30
Additional acquisition consideration payable	24,689	—
Accrued expenses:
Salaries and wages	3,975	6,078
Pricing allowances	6,724	5,355
Income and other taxes	2,012	2,039
Interest	7,331	1,409
Deferred compensation	227	227
Other accrued expenses	6,592	7,899

Total current liabilities	83,197	54,361
Long term senior term loans	283,475	285,650
Bank revolving credit	7,000	12,000
Long term capitalized lease and other obligations	111	134
Long term senior notes	204,368	150,000
Junior subordinated debentures	115,517	115,837
Deferred compensation	3,283	3,251
Deferred income taxes	124,986	129,284
Other non-current liabilities	7,002	2,283

Total liabilities	828,939	752,800

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(dollars in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY (CONTINUED)	September 30, 2011	December 31, 2010
Common stock with put options:
Common stock, $.01 par, 5,000 shares authorized, 198.3 issued and outstanding at September 30, 2011	12,247	12,247

Commitments and contingencies
Stockholders’ Equity:
Preferred Stock:
Preferred stock, $.01 par, 5,000 shares authorized, none issued and outstanding at September 30, 2011	—	—
Common Stock:
Common stock, $.01 par, 5,000 shares authorized, 4,801.7 issued and outstanding at September 30, 2011	—	—
Additional paid-in capital	296,544	296,394
Accumulated deficit	(12,334)	(8,038)
Accumulated other comprehensive loss	(116)	(625)

Total stockholders’ equity	284,094	287,731

Total liabilities and stockholders’ equity	$1,125,280	$1,052,778

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(dollars in thousands)

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010
Net sales	$137,577	$122,715
Cost of sales (exclusive of depreciation and amortization shown separately below)	68,685	60,050
Selling, general and administrative expenses	41,445	39,024
Acquisition and integration	332	385
Depreciation	5,590	4,809
Amortization	5,297	4,546
Management and transaction fees to related party	55	—
Other (income) expense, net	1,318	(399)

Income from operations	14,855	14,300
Interest expense, net	10,007	8,571
Interest expense on junior subordinated debentures	3,152	3,152
Investment income on trust common securities	(95)	(95)

Income before income taxes	1,791	2,672
Income tax provision	337	1,222

Net income	$1,454	$1,450

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(dollars in thousands)

	Successor		Predecessor
	Nine Months Ended September 30, 2011	Four Months Ended September 30, 2010	Five Months Ended May 28, 2010
Net sales	$384,267	$170,415	$185,716
Cost of sales (exclusive of depreciation and amortization shown separately below)	190,566	83,072	89,773
Selling, general and administrative expenses	125,812	53,323	82,850
Acquisition and integration	2,112	10,788	11,342
Depreciation	15,831	6,331	7,283
Amortization	15,374	6,061	2,678
Management and transaction fees to related party	55	—	438
Other (income) expense, net	880	(263)	114

Income (loss) from operations	33,637	11,103	(8,762)
Interest expense, net	30,532	12,190	8,327
Interest expense on mandatorily redeemable preferred stock and management purchased options	—	—	5,488
Interest expense on junior subordinated debentures	9,457	4,203	5,254
Investment income on trust common securities	(284)	(126)	(158)

Loss before income taxes	(6,068)	(5,164)	(27,673)
Income tax benefit	(1,772)	(815)	(2,465)

Net loss	$(4,296)	$(4,349)	$(25,208)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(dollars in thousands)

	Successor		Predecessor
	Nine Months Ended September 30, 2011	Four Months Ended September 30, 2010	Five Months Ended May 28, 2010
Cash flows from operating activities:
Net loss	$(4,296)	$(4,349)	$(25,208)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	31,205	12,392	9,961
Dispositions of property and equipment	53	60	74
Deferred income tax benefit	(1,836)	(1,482)	(1,921)
Deferred financing and original issue discount amortization	1,482	781	515
Interest on mandatorily redeemable preferred stock and management purchased options	—	—	5,488
Stock-based compensation expense	—	—	19,053
Other non-cash interest and change in value of interest rate swap	1,274	(788)	—
Changes in operating items:
Accounts receivable	(14,977)	1,036	(16,816)
Inventories	556	(8,534)	2,959
Other assets	(1,322)	(411)	124
Accounts payable	(230)	7,006	1,830
Other accrued liabilities	3,854	(1,910)	4,352
Other items, net	1	(1,197)	(894)

Net cash provided by (used for) operating activities	15,764	2,604	(483)

Cash flows from investing activities:
TagWorks acquisition	(40,359)	—	—
Payments for Quick Tag and Laser Key licenses	—	(12,750)	—
Capital expenditures	(13,480)	(4,680)	(5,411)

Net cash used for investing activities	(53,839)	(17,430)	(5,411)

Cash flows from financing activities:
Borrowings of senior term loans	—	290,000	—
Repayments of senior term loans	(2,175)	(149,031)	(9,544)
Borrowings of revolving credit loans	9,444	600	—
Repayments of revolving credit loans	(14,444)	(600)	—
Principal payments under capitalized lease obligations	(22)	(31)	(459)
Repayments of unsecured subordinated notes	—	(49,820)	—
Borrowings of senior notes	50,000	150,000	—
Premium on senior notes	4,625	—	—
Financing fees, net	(2,622)	(15,729)	—
Purchase predecessor equity securities	—	(506,407)	—
Proceeds from sale of successor equity securities	—	308,641	—

Net cash provided by (used for) financing activities	44,806	27,623	(10,003)

Net increase (decrease) in cash and cash equivalents	6,731	12,797	(15,897)
Cash and cash equivalents at beginning of period	7,585	1,267	17,164

Cash and cash equivalents at end of period	$14,316	$14,064	$1,267

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(dollars in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2010	$—	$296,394	$(8,038)	$(625)		$287,731
Net loss	—	—	(4,296)	—	$(4,296)	(4,296)
Issuance of 150 shares of Holdco common stock (2)	—	150	—	—	—	150
Change in cumulative foreign translation adjustment (1)	—	—	—	(115)	(115)	(115)
Change in derivative security value (1)	—	—	—	624	624	624

Comprehensive loss					$(3,787)

Balance at September 30, 2011	$—	$296,544	$(12,334)	$(116)		$284,094

(1)	The cumulative foreign translation adjustment and change in derivative security value are net of taxes and represent the only items of other comprehensive income (loss).
(2)	In January 2011, a member of the Board of Directors purchased 150 shares of OHCP HM Acquisition Corp (“Holdco”) common stock.

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

The Company’s condensed consolidated statements of operations and cash flows for the period presented prior to May 28, 2010 are referenced herein as the predecessor financial statements (the “Predecessor” or “Predecessor Financial Statements”). The Company’s condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010, its related statements of operations, cash flows and changes in stockholders’ equity for the periods presented subsequent to the Merger Transaction are referenced herein as the successor financial statements (the “Successor” or “Successor Financial Statements”).

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

The following table indicates the pro-forma financial statements of the Company for the three and nine months ended September 30, 2011 and 2010. The pro forma financial statements give effect to the Merger Transaction and the acquisitions of Servalite and TagWorks (each as defined herein) as if they had occurred on January 1, 2010:

	(Unaudited) Three Months Ended Sept. 30, 2011	(Unaudited) Nine Months Ended Sept. 30, 2011	(Unaudited) Three Months Ended Sept. 30, 2010	(Unaudited) Nine Months Ended Sept. 30, 2010
Net Sales	$137,577	$387,355	$133,892	$385,978
Net Income (Loss)	1,454	(5,195)	2,339	1,689

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

The accompanying unaudited condensed consolidated financial statements present information in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. Management believes the financial statements include all normal recurring accrual adjustments necessary for a fair presentation. Operating results for the nine month Successor period ended September 30, 2011 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report filed on Form 10-K for the year ended December 31, 2010.

Nature of Operations:

The Company is one of the largest providers of value-added merchandising services and hardware-related products to retail markets in North America through its wholly-owned subsidiary, The Hillman Group, Inc. (“Hillman Group”). A separate subsidiary of Hillman Group operates in (1) Canada under the name The Hillman Group Canada, Ltd., (2) Mexico under the name SunSource Integrated Services de Mexico SA de CV, (3) Australia under the name Hillman Group Australia Pty Ltd., (4) the U.S. under the name TagWorks LLC, (“TagWorks”) and (5) primarily in Florida under the name All Points Industries, Inc. (“All Points”). Hillman Group provides merchandising services and products such as fasteners and related hardware items; threaded rod and metal shapes; builder’s hardware; keys, key duplication systems and accessories; and identification items, such as tags and letters, numbers and signs to retail outlets, primarily hardware stores, home centers and mass merchants.

Correction of Prior Period Disclosures:

Based on the Company’s re-evaluation of the reporting unit criteria in ASC 350-20-55, we have concluded that the Company had four reporting units (Canada, Mexico, All Points and United States excluding All Points) at September 30, 2010 and December 31, 2010 which were not previously disclosed. The Company has updated its comparative operating segment disclosures in the accompanying unaudited condensed consolidated financial statements. Additionally, we have reclassified certain subsidiary financial information within the Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information for the condensed consolidating statement of cash flows for the four months ended September 30, 2010 which was included in the report filed for the quarterly period ended September 30, 2010. We have determined the omission and reclassification of certain operating segment and Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information disclosures, respectively, in previous filings to not be material.

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

Accounts Receivable and Allowance for Doubtful Accounts:

The Company establishes the allowance for doubtful accounts using the specific identification method and also provides a reserve in the aggregate. The estimates for calculating the aggregate reserve are based on historical collection experience. Increases to the allowance for doubtful accounts result in a corresponding expense. The Company writes off individual accounts receivable when collection becomes improbable. The allowance for doubtful accounts was $561 at September 30, 2011 and $520 at December 31, 2010.

Shipping and Handling:

The costs incurred to ship product to customers, including freight and handling expenses, are included in selling, general and administrative (“SG&A”) expenses on the Company’s condensed consolidated statements of operations. The Company’s shipping and handling costs were $5,665 and $16,567 in the Successor three and nine month periods ended September 30, 2011, respectively. The Successor shipping and handling costs included in SG&A were $5,227 for the three months ended September 30, 2010 and $1,999 for the one month ended June 30, 2010. The Predecessor shipping and handling costs included in SG&A were $7,398 for the five month period ended May 28, 2010.

3.	Recent Accounting Pronouncements:

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

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment”. This Update addresses concerns about the cost and complexity of performing the first step of the two-step goodwill impairment test required under Topic 350, Intangibles – Goodwill and Other. The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The new requirements are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company does not expect this guidance to have a significant impact on our consolidated results of operation or financial condition.

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

The following table reconciles the estimated fair value of the acquired Servalite assets and assumed liabilities to the total purchase price:

Account receivable	$2,622
Inventory	5,734
Other current assets	86
Deferred income taxes	1,244
Property and equipment	49
Goodwill	4,238
Intangibles	9,100

Total assets acquired	23,073
Less:
Liabilities assumed	1,713

Total purchase price	$21,360

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

In addition, Hillman Group paid additional consideration of $12,500 to the sellers of TagWorks on October 31, 2011, and, subject to fulfillment of certain conditions provided in the purchase agreement, will pay an additional undiscounted contingent consideration of up to $12,500 in March 2012. The March 2012 additional consideration is contingent on achieving defined revenue and earnings targets. The fair value of the total contingent consideration arrangement of $24,689 at September 30, 2011 was estimated by applying the income approach. Key assumptions include (a) a discount rate range of 1.0 percent to 3.7 percent (b) a probability adjusted level of revenues in TagWorks and (c) a probability adjusted level of EBITDA in TagWorks.

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

The closing of the TagWorks Acquisition occurred concurrently with the offering of $50,000 aggregate principal amount of Hillman Group’s 10.875% Senior Notes due 2018. Hillman Group used the net proceeds of the note offering to fund the TagWorks Acquisition, to repay a portion of indebtedness under its revolving credit facility and to pay related transaction and financing fees. The notes are guaranteed by Hillman Companies, Hillman Investment Company and all of the domestic subsidiaries of Hillman Group.

The following table reconciles the estimated fair value of the acquired TagWorks assets and assumed liabilities to the total purchase price:

Account receivable	$735
Inventory	1,086
Other current assets	217
Deferred income taxes	24
Property and equipment	17,403
Goodwill	15,084
Intangibles	34,840

Total assets acquired	69,389
Less:
Liabilities assumed	4,622

Total purchase price	$64,767

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

Intangible assets are amortized over their useful lives and are subject to impairment testing. The values assigned to intangible assets in connection with the Merger Transaction were determined through an independent appraisal. In connection with the Merger Transaction, the Company acquired the Quick Tag license for consideration amounting to $11,500. The values assigned to intangible assets in connection with the acquisitions of Servalite and TagWorks were determined by management pending independent appraisals. In connection with the TagWorks acquisition, the Company acquired the KeyWorks license for consideration amounting to $4,100. The intangible asset values may be adjusted by management for changes upon completion of the independent appraisals. Other intangibles as of September 30, 2011 and December 31, 2010 consist of the following:

	Estimated Useful Life (Years)	September 30, 2011	December 31, 2010
Customer relationships	20	$321,300	$295,120
Trademarks - All Others	Indefinite	48,800	48,871
Trademarks - TagWorks	5	240	—
Patents	5-20	20,200	15,900
Quick Tag license	6	11,500	11,500
Laser Key license	5	1,250	1,250
KeyWorks license	10	4,100	—
Non-compete agreements	5.5-10	4,200	1,104

Intangible assets, gross		411,590	373,745
Less: Accumulated amortization		26,044	10,669

Other intangibles, net		$385,546	$363,076

Intangible assets are amortized over their useful lives. The Successor’s amortization expense for amortizable assets was $5,297 and $15,374 for the three and nine month periods ended September 30, 2011, respectively. The Successor’s amortization expense for amortizable assets for the four months ended September 30, 2010 was $6,061. The Predecessor’s amortization expense for amortizable assets was $2,678 for the five months ended May 28, 2010. The amortization expense for amortizable assets of the Successor for the year ended December 31, 2011 is estimated to be $20,658. For the years ended December 31, 2012, 2013, 2014, 2015, and 2016, the Successor’s amortization expense for amortizable assets is estimated to be $21,135, $21,135, $21,135, $20,474 and $18,547, respectively.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

6.	Commitments and Contingencies:

The Company self-insures its product liability, automotive, workers’ compensation and general liability losses up to $250 per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences in excess of $250 up to $40,000. The two risk areas involving the most significant accounting estimates are workers’ compensation and automotive liability. Actuarial valuations performed by the Company’s outside risk insurance expert were used by management to form the basis for workers’ compensation and automotive liability loss reserves. The actuary contemplated the Company’s specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected from development of these claims, as well as for incurred but not yet reported claims. The Company believes the liability of approximately $1,865 recorded for such risk insurance reserves is adequate as of September 30, 2011, but due to judgments inherent in the reserve estimation process, it is possible the ultimate costs will differ from this estimate.

As of September 30, 2011, the Company has provided certain vendors and insurers letters of credit aggregating $3,930 related to its product purchases and insurance coverage of product liability, workers’ compensation and general liability.

The Company self-insures its group health claims up to an annual stop loss limit of $200 per participant. Aggregate coverage is maintained for annual group health insurance claims in excess of 125% of expected claims. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves. Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claim data and certain actuarial assumptions. The Company believes the liability of approximately $1,781 recorded for such group health insurance reserves is adequate as of September 30, 2011, but due to judgments inherent in the reserve estimation process, it is possible the ultimate costs will differ from this estimate.

On May 4, 2010, Hy-Ko Products, Inc. filed a complaint against Hillman Group, and Kaba Ilco Corp., a manufacturer of blank replacement keys, in the United States District Court for the Northern District of Ohio Eastern Division, alleging that the defendants engaged in violations of federal and state antitrust laws regarding their business practices relating to automatic key machines and replacement keys. Hy-Ko Products’ May 4, 2010 filing against the Company is based, in part, on the Company’s previously-filed claim against Hy-Ko Products alleging infringement of certain patents of the Company. A claim construction hearing on the Company’s patent infringement claim against Hy-Ko Products occurred in September 2010 and a ruling is expected in the first quarter of 2012.

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

The Predecessor was obligated to pay management fees to a subsidiary of CHS in the amount of $58 per month. The Predecessor was also obligated to pay transaction fees to a subsidiary of OTPP in the amount of $26 per month, plus out of pocket expenses. The Successor has recorded management fee charges and expenses from OHCP of $55 for both the three and nine month periods ended September 30, 2011. The Successor had no management fee charges for the four month period ended September 30, 2010. The Predecessor has recorded aggregate management and transaction fee charges and expenses from CHS and OTPP of $438 for the five month period ended May 28, 2010.

Gregory Mann and Gabrielle Mann are employed by the All Points subsidiary of Hillman. All Points leases an industrial warehouse and office facility from companies under the control of the Manns. The Predecessor and Successor have recorded rental expense for the lease of this facility on an arm’s length basis. The Successor recorded rental expense for the lease of this facility in the amount of $82 and $247 for the three and nine month periods ended September 30, 2011, respectively. The Successor recorded rental expense for the lease of this facility in the amount of $28 for the one month period ended June 30, 2010 and $83 for the three month period ended September 30, 2010. The Predecessor recorded rental expense for the lease of this facility in the amount of $138 for the five month period ended May 28, 2010.

8.	Income Taxes:

The Company’s policy is to estimate income taxes for interim periods based on estimated annual effective tax rates. These are derived, in part, from expected pre-tax income. However, the income tax provision for the five month Predecessor period ended May 28, 2010 was computed on a discrete period basis. The Company’s variability in income between quarters combined with the large permanent book-versus-tax differences and relatively low pre-tax income created the inability to reliably estimate pre-tax income in the Predecessor period. Accordingly, the interim tax benefit recorded for the five month Predecessor period ended May 28, 2010 was calculated by multiplying the pre-tax loss, adjusted for permanent book-versus-tax basis differences, by the statutory income tax rate. In the three and four month Successor periods ended September 30, 2010, and the three and nine month Successor periods ended September 30, 2011, the Company applied an estimated annual effective tax rate to the interim period pre-tax earnings / (loss) to calculate the income tax provision / (benefit) in accordance with the principal method prescribed by ASC 740-270, the accounting guidance established for computing income taxes in interim periods.

The effective income tax rates were 18.8% and 45.7% for the three month periods ended September 30, 2011 and 2010, respectively. The effective income tax rate differed from the federal statutory rate in the three month period ended September 30, 2011 due to a revised forecast of earnings. The estimated annual effective tax rate was adjusted in the third quarter which impacted the actual effective tax rate. The net effect of the change was recorded in the current period as required by the accounting standard. The differences between the effective income tax rate and the federal statutory rate in the three month period ended September 30, 2010, was primarily due to an adjustment changing the method of calculating the interim provision computation on Successor period income from the discrete method used in the second quarter to the estimated annual income tax method as described above. In addition, the effective tax rates in both three month periods were affected by state and foreign income taxes.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

8.	Income Taxes (continued):

The effective income tax rate was 29.2% for the nine month period ended September 30, 2011. The effective income tax rates were 15.8% and 8.9% for the four month Successor period ended September 30, 2010 and the five month Predecessor period ended May 28, 2010 respectively. The differences between the effective income tax rate and the federal statutory rate in the nine month period ended September 30, 2011 was primarily due to a charge caused by the effect of changes in certain state income tax rates on the Company’s deferred tax assets and liabilities. In the four month Successor period ended September 30, 2010 and the five month Predecessor period ended May 28, 2010 the effective income tax rates were affected by the recording of a valuation reserve in the second quarter of 2010 against certain deferred tax assets. In addition, the effective income tax rates in these two periods were affected by the recording of an increase in the reserve for uncertainty in accounting for income taxes in the second quarter of 2010. The effective income tax rate also differed from the federal statutory rate in the five month Predecessor period ended May 28, 2010 due to the effect of nondeductible interest on mandatorily redeemable preferred stock and stock compensation expense. In addition, the effective tax rates in the nine-month period ended September 30, 2011, the four month Successor period ended September 30, 2010 and the five month Predecessor period ended May 28, 2010 were affected by state and foreign income taxes.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

9.	Long-Term Debt:

On May 28, 2010, Hillman Companies and certain of its subsidiaries closed on a $320,000 senior secured first lien credit facility (the “Senior Facilities”), consisting of a $290,000 term loan and a $30,000 revolving credit facility (the “Revolver”). The term loan portion of the Senior Facilities has a six year term and the Revolver has a five year term. The Senior Facilities provide borrowings at interest rates based on a EuroDollar rate plus a margin of 3.75% (the “EuroDollar Margin”), or a base rate (the “Base Rate”) plus a margin of 2.75% (the “Base Rate Margin”). The EuroDollar rate is subject to a minimum floor rate of 1.75% and the Base Rate is subject to a minimum floor of 2.75%.

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

The Senior Facilities contain financial and operating covenants which require the Company to maintain certain financial ratios, including a secured leverage ratio. These debt agreements provide for customary events of default, including but not limited to, payment defaults, breach of representations or covenants, cross-defaults, bankruptcy events, failure to pay judgments, attachment of its assets, change of control and the issuance of an order of dissolution. Certain of these events of default are subject to notice and cure periods or materiality thresholds. The occurrence of an event of default permits the lenders under the Senior Facilities to accelerate repayment of all amounts due. As of September 30, 2011, the Company had $19,070 available under the Revolver.

Effective April 18, 2011, the Company completed an amendment to the credit agreement governing its existing Senior Facilities. The Senior Facilities amendment eliminated the total leverage and interest coverage covenants and reduced the secured leverage covenant to 4.75x with no future step downs. The term loan pricing was modified to reduce the Eurodollar Margin and the Base Rate Margin by 25 basis points and reduce the floor on Eurodollar and Base Rate Loans by an additional 25 basis points. As the modification of the Senior Facilities agreement was not substantial, the unamortized debt issuance costs will be amortized over the term of the amended Senior Facilities. The Company was in compliance with all provisions and covenants of the amended Senior Facilities as of September 30, 2011.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

10.	Common and Preferred Stock:

The Hillman Companies has one class of Common Stock, with 5,000 shares authorized and issued as of September 30, 2011. All outstanding shares of Hillman Companies’ common stock are owned by Holdco.

Under the terms of the Stockholders Agreement for the Holdco Common Stock, management shareholders have the ability to put their shares back to Holdco under certain conditions, including death or disability. ASC 480-10-S99 requires shares to be classified outside of permanent equity if they can be redeemed and the redemption is not solely within control of the issuer. Further, if it is determined that redemption of the shares is probable, the shares are marked to redemption value which equals fair value at each balance sheet date with the change in fair value recorded in additional paid-in capital. Accordingly, the 198.3 shares of common stock held by management are recorded outside permanent equity and have been adjusted to the fair value of $12,247 as of September 30, 2011.

The Hillman Companies has one class of Preferred Stock, with 5,000 shares authorized and none issued as of September 30, 2011.

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

The 2010 Swap was initially designated as a cash flow hedge. Effective April 18, 2011, the Company executed the second amendment to the credit agreement which modified the interest rate on the Senior Facilities. The critical terms for the 2010 Swap no longer matched the terms of the amended Senior Facilities and the 2010 Swap was de-designated. As a result, $643 of previously unrecognized losses recorded as a component of other comprehensive income were recognized as interest expense in the nine month period ended September 30, 2011.

At September 30, 2011, the fair value of the 2010 Swap was $(1,417) and was reported on the condensed consolidated balance sheet in other non-current liabilities with an interest charge recorded in the statement of operations for the change in fair value since the date the 2010 Swap was de-designated. As of December 31, 2010, the fair value of the 2010 Swap of $(1,016) was reported on the condensed consolidated balance sheet in other non-current liabilities with a related deferred tax asset of $392 and an unrealized loss of $(624) recorded as a component of other comprehensive income in stockholders’ equity.

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

The following tables set forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the periods ended September 30, 2011 and December 31, 2010, by level, within the fair value hierarchy:

	As of September 30, 2011
	Level 1	Level 2	Level 3	Total
Trading securities	$3,510	$—	$—	$3,510
Interest rate swap	—	(1,417)	—	(1,417)

	As of December 31, 2010
	Level 1	Level 2	Level 3	Total
Trading securities	$3,478	$—	$—	$3,478
Interest rate swap	—	(1,016)	—	(1,016)

Trading securities are valued using quoted prices on an active exchange. Trading securities represent assets held in a Rabbi Trust to fund deferred compensation liabilities and are included as restricted investments on the accompanying condensed consolidated balance sheets.

For the nine months ended September 30, 2011, the unrealized losses on these securities of $124 were recorded by the Successor as other expense. For the five months ended May 28, 2010, the unrealized gains on these securities of $16 were recorded by the Predecessor as other income. For the four months ended September 30, 2010, the unrealized gains on these securities of $159 were recorded by the Successor as other income. In each period, an offsetting entry, for the same amount, adjusting the deferred compensation liability and compensation expense within SG&A was also recorded.

The interest rate swaps are valued using observable benchmark rates at commonly quoted intervals for the full term of the swaps. The 2010 Swap was included in other non-current liabilities as of September 30, 2011 and December 31, 2010 on the accompanying condensed consolidated balance sheet. Prior to its termination on May 24, 2010, the 2008 Swap was reported on the condensed consolidated balance sheet in other non-current liabilities.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

14.	Acquisition and Integration Expenses:

For the nine months ended September 30, 2011, the Company incurred $2,112 of expenses for banking, legal and other professional fees incurred in connection with the Merger Transaction, Servalite acquisition, TagWorks acquisition and the start-up of operations for Hillman Australia.

For the five months ended May 28, 2010, the Predecessor incurred expenses of $11,342 primarily for investment banking, legal and advisory fees related to the sale of the Company. In the four month period ended September 30, 2010, the Successor incurred expenses of $10,788 for legal, consulting, accounting and other advisory services in connection with the acquisition of the Company.

15.	Segment Reporting:

The Company’s segment reporting structure uses the Company’s management reporting structure as the foundation for how the Company manages its business. The Company periodically evaluates its segment reporting structure in accordance with ASC 350-20-55 and has concluded that it has six reporting units as of September 30, 2011. The United States segment, excluding All Points and Tagworks, is the only segment considered material by Company management as of September 30, 2011. The segments are as follows:

•	United States – excluding the All Points and Tagworks divisions

•	All Points

•	Tagworks

•	Canada

•	Mexico

•	Australia

Our United States segment distributes fasteners and related hardware items, threaded rod, keys, key duplicating systems and accessories, and identification items, such as tags and letters, numbers and signs to hardware stores, home centers, mass merchants, and other retail outlets primarily in the United States.

Our All Points segment is a Florida based distributor of commercial and residential fasteners catering to the hurricane protection industry in the southern United States. All Points has positioned itself as a major supplier to manufacturers of railings, screen enclosures, windows and hurricane shutters.

Our Tagworks segment provides innovative pet ID tag programs to a leading pet products chain retailer in the United States using a unique, patent-protected / patent-pending technology and product portfolio.

Our Canada segment distributes fasteners and related hardware items, threaded rod, keys, key duplicating systems and accessories, and identification items, such as tags and letters, numbers and signs to hardware stores, home centers, mass merchants, and other retail outlets in Canada.

Our Mexico segment distributes fasteners and related hardware items to hardware stores, home centers, mass merchants, and other retail outlets in Mexico.

Our Australia segment distributes keys, key duplicating systems and accessories to home centers and other retail outlets in Australia.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

15.	Segment Reporting (continued):

The Company uses profit or loss from operations to evaluate the performance of its segments. Profit or loss from operations is defined as income from operations before interest and tax expenses. Hillman accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. Segment revenue excludes intersegment sales related to the sales or transfer of products between segments which is consistent with the segment revenue information provided to the Company’s chief operating decision maker. Segment Income (Loss) from Operations for Mexico and Australia include insignificant costs allocated from the United States, excluding All Points and Tagworks segment, while the remaining operating segments do not include any allocations.

The table below presents revenues and income from operations for our reportable segments for the three months ended September 30, 2011 and 2010, the nine months ended September 30, 2011, the four months ended September 30, 2010 and the five months ended May 28, 2010.

	Successor	Successor	Successor	Successor	Predecessor
	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Four Months Ended September 30, 2010	Five Months Ended May 28, 2010
Revenues
United States, excluding All Points and Tagworks	$121,990	$113,927	$348,698	$158,470	$175,470
All Points	5,076	5,286	12,071	7,376	6,244
TagWorks	5,037	—	9,523	—	—
Canada	3,765	2,243	9,299	2,766	1,759
Mexico	1,612	1,259	4,579	1,803	2,243
Australia	97	—	97	—	—

Total revenues	$137,577	$122,715	$384,267	$170,415	$185,716

Segment Income (Loss) from Operations
United States, excluding All Points and Tagworks	$13,637	$14,286	$30,680	$10,675	$(9,288)
All Points	257	245	439	526	122
TagWorks	1,578	—	2,459	—	—
Canada	(419)	(236)	(538)	(191)	123
Mexico	(100)	38	760	122	270
Australia	(158)	—	(267)	—	—

Total segment income (loss) from operations	$14,795	$14,333	$33,533	$11,132	$(8,773)

Reconciliation (1)
Total segment income (loss) from operations	$14,795	$14,333	$33,533	$11,132	$(8,773)
Elimination of intercompany profit (loss)	60	(33)	104	(29)	11

Total income (loss) from operations	$14,855	$14,300	$33,637	$11,103	$(8,762)

(1)	This table reconciles segment income (loss) from operations to total income (loss) from operations.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

15.	Segment Reporting (continued):

Assets by segment as of September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011	December 31, 2010
Assets
United States, excluding All Points and Tagworks	$1,043,382	$1,035,674
All Points	7,560	7,193
TagWorks	63,207	—
Canada	6,643	5,605
Mexico	3,671	4,306
Australia	817	—

Total Assets	$1,125,280	$1,052,778

16.	Subsequent Events:

Effective November 4, 2011, the Company entered into a Joinder Agreement to its credit agreement under the existing Senior Facilities (the “Incremental Facility”). The Incremental Facility increased the aggregate term loan commitments available to Hillman Group under the Senior Facilities by $30 million. The aggregate principal amount of commitments under the Senior Facilities, after giving effect to the Incremental Facility, are $350 million. The Incremental Facility was funded on November 10, 2011 and the Company expects to use the proceeds for general corporate purposes.

The Company’s management has evaluated potential subsequent events for recording and disclosure in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2011. There were no additional items requiring disclosure.

17.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information:

The 10.875% Senior Notes, of which $200,000 aggregate principal amount are outstanding, were issued by The Hillman Group, Inc. and are fully and unconditionally guaranteed on a joint and several basis by the Company and certain of Company’s wholly owned subsidiaries. The non-guarantor information presented represents our Australian, Canadian and Mexican subsidiaries.

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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

17.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Statements of Operations (Unaudited)

For the three months ended September 30, 2011

(Amounts in thousands)

	Successor
	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust- ments	Consolidated
Net sales	$—	$121,990	$10,113	$5,474	$—	$137,577
Cost of sales	—	60,113	5,444	3,188	(60)	68,685
Selling, general and administrative expenses	(256)	38,437	1,394	1,870	—	41,445
Acquisition and integration expense	—	305	—	27	—	332
Depreciation	—	4,613	959	18	—	5,590
Amortization	4,608	206	483	—	—	5,297
Intercompany administrative (income) expense	—	(60)	—	58	2	—
Management fees to related party	—	55	—	—	—	55
Other (income) expense, net	256	76	(2)	990	(2)	1,318

Income (loss) from operations	(4,608)	18,245	1,835	(677)	60	14,855
Intercompany interest (income) expense	(3,058)	3,058	—	—	—	—
Interest expense, net	(106)	10,113	—	—	—	10,007
Interest expense on junior subordinated debentures	3,152	—	—	—	—	3,152
Investment income on trust common securities	(95)	—	—	—	—	(95)

Income (loss) before equity in subsidiaries’ income	(4,501)	5,074	1,835	(677)	60	1,791
Equity in subsidiaries’ income (loss)	5,650	576	—	—	(6,226)	—

Income (loss) before income taxes	1,149	5,650	1,835	(677)	(6,166)	1,791
Income tax provision (benefit)	(245)	—	755	(173)	—	337

Net income (loss)	$1,394	$5,650	$1,080	$(504)	$(6,166)	$1,454

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	(157)	—	(157)

Total comprehensive income (loss)	$1,394	$5,650	$1,080	$(661)	$(6,166)	$1,297

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

17.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Statements of Operations (Unaudited)

For the three months ended September 30, 2010

(Amounts in thousands)

	Successor
	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust- ments	Consolidated
Net sales	$—	$113,927	$5,286	$3,502	$—	$122,715
Cost of sales	—	53,925	4,147	1,945	33	60,050
Selling, general and administrative expenses	205	36,029	871	1,919	—	39,024
Acquisition and integration expense	—	385	—	—	—	385
Depreciation	—	4,775	21	13	—	4,809
Amortization	4,546	—	—	—	—	4,546
Intercompany administrative (income) expense	—	(60)	—	60	—	—
Other (expense) income, net	(205)	41	2	(237)	—	(399)

Income (loss) from operations	(4,546)	18,832	245	(198)	(33)	14,300
Intercompany interest (income) expense	(3,058)	3,058	—	—	—	—
Interest expense, net	(106)	8,678	—	(1)	—	8,571
Interest expense on junior subordinated debentures	3,152	—	—	—	—	3,152
Investment income on trust common securities	(95)	—	—	—	—	(95)

Income (loss) before equity in subsidiaries’ income	(4,439)	7,096	245	(197)	(33)	2,672
Equity in subsidiaries’ income (loss)	7,131	35	—	—	(7,166)	—

Income (loss) before income taxes	2,692	7,131	245	(197)	(7,199)	2,672
Income tax provision (benefit)	1,209	—	73	(60)	—	1,222

Net income (loss)	$1,483	$7,131	$172	$(137)	$(7,199)	$1,450

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	17	—	17
Change in derivative security value	—	(788)	—	—	—	(788)

Total comprehensive income (loss)	$1,483	$6,343	$172	$(120)	$(7,199)	$679

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

17.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Statements of Operations (Unaudited)

For the nine months ended September 30, 2011

(Amounts in thousands)

	Successor
	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust- ments	Consolidated
Net sales	$—	$340,300	$29,992	$13,975	$—	$384,267
Cost of sales	—	167,675	15,038	7,957	(104)	190,566
Selling, general and administrative expenses	(124)	113,497	7,369	5,070	—	125,812
Acquisition and integration expense	—	1,951	—	161	—	2,112
Depreciation	—	13,495	2,282	54	—	15,831
Amortization	13,825	326	1,223	—	—	15,374
Intercompany administrative (income) expense	—	(180)	—	178	2	—
Management and transaction fees to related party	—	55	—	—	—	55
Other (income) expense, net	124	158	—	600	(2)	880

Income (loss) from operations	(13,825)	43,323	4,080	(45)	104	33,637
Intercompany interest (income) expense	(9,174)	9,174	—	—	—	—
Interest expense, net	(319)	30,852	(1)	—	—	30,532
Interest expense on junior subordinated debentures	9,457	—	—	—	—	9,457
Investment income on trust common securities	(284)	—	—	—	—	(284)

Income (loss) before equity in subsidiaries’ income	(13,505)	3,297	4,081	(45)	104	(6,068)
Equity in subsidiaries’ income (loss)	5,788	2,491	—	—	(8,279)	—

Income (loss) before income taxes	(7,717)	5,788	4,081	(45)	(8,175)	(6,068)
Income tax provision (benefit)	(3,317)	—	1,462	83	—	(1,772)

Net income (loss)	$(4,400)	$5,788	$2,619	$(128)	$(8,175)	$(4,296)

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	(115)	—	(115)
Change in derivative security value	—	624	—	—	—	624

Total comprehensive income (loss)	$(4,400)	$6,412	$2,619	$(243)	$(8,175)	$(3,787)

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

17.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Statements of Operations (Unaudited)

For the four months ended September 30, 2010

(Amounts in thousands)

	Successor
	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust- ments	Consolidated
Net sales	$—	$158,470	$7,376	$4,569	$—	$170,415
Cost of sales	—	75,023	5,605	2,415	29	83,072
Selling, general and administrative expenses	159	49,667	1,215	2,282	—	53,323
Acquisition and integration	—	10,788	—	—	—	10,788
Depreciation	—	6,285	28	18	—	6,331
Amortization	6,061	—	—	—	—	6,061
Intercompany administrative (income) expense	—	(80)	—	80	—	—
Other (income) expense, net	(159)	51	2	(157)	—	(263)

Income (loss) from operations	(6,061)	16,736	526	(69)	(29)	11,103
Intercompany interest (income) expense	(4,077)	4,078	—	—	(1)	—
Interest expense, net	(142)	12,332	—	(1)	1	12,190
Interest on mandatorily redeemable preferred stock and management purchased options	—	—	—	—	—	—
Interest expense on junior subordinated debentures	4,203	—	—	—	—	4,203
Investment income on trust common securities	(126)	—	—	—	—	(126)

Income (loss) before equity in subsidiaries’ income	(5,919)	326	526	(68)	(29)	(5,164)
Equity in subsidiaries’ income (loss)	621	295	—	—	(916)	—

Income (loss) before income taxes	(5,298)	621	526	(68)	(945)	(5,164)
Income tax provision (benefit)	(978)	—	184	(21)	—	(815)

Net income (loss)	$(4,320)	$621	$342	$(47)	$(945)	$(4,349)

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	15	—	15
Change in derivative security value	—	(788)	—	—	—	(788)

Total comprehensive income (loss)	$(4,320)	$(167)	$342	$(32)	$(945)	$(5,122)

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

17.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Statements of Operations (Unaudited)

For the five months ended May 28, 2010

(Amounts in thousands)

	Predecessor
	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust- ments	Consolidated
Net sales	$—	$175,470	$6,244	$4,002	$—	$185,716
Cost of sales	—	83,169	4,679	1,925	—	89,773
Selling, general and administrative expenses	19,069	60,784	1,396	1,601	—	82,850
Acquisition and integration	—	11,342	—	—	—	11,342
Depreciation	—	7,192	32	59	—	7,283
Amortization	2,663	—	15	—	—	2,678
Intercompany administrative (income) expense	—	(100)	—	100	—	—
Management and transaction fees to related party	438	—	—	—	—	438
Other (income) expense, net	(16)	(11)	217	(76)	—	114

Income (loss) from operations	(22,154)	13,094	(95)	393	—	(8,762)
Intercompany interest (income) expense	(5,097)	5,096	—	—	1	—
Interest expense, net	(154)	8,480	—	2	(1)	8,327
Interest on mandatorily redeemable preferred stock and management purchased options	5,488	—	—	—	—	5,488
Interest expense on junior subordinated debentures	5,254	—	—	—	—	5,254
Investment income on trust common securities	(158)	—	—	—	—	(158)

Income (loss) before equity in subsidiaries’ income	(27,487)	(482)	(95)	391	—	(27,673)
Equity in subsidiaries’ income (loss)	(398)	84	—	—	314	—

Income (loss) before income taxes	(27,885)	(398)	(95)	391	314	(27,673)
Income tax provision (benefit)	(2,677)	—	48	164	—	(2,465)

Net income (loss)	$(25,208)	$(398)	$(143)	$227	$314	$(25,208)

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	17	—	17
Change in derivative security value	—	1,161	—	—	—	1,161

Total comprehensive income (loss)	$(25,208)	$763	$(143)	$244	$314	$(24,030)

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

17.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Balance Sheet (Unaudited)

As of September 30, 2011

(Amounts in thousands)

	Successor
	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust- ments	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$1	$11,664	$1,670	$981	$—	$14,316
Restricted investments	227	—	—	—	—	227
Accounts receivable	—	66,394	10,439	(4,611)	—	72,222
Inventories	—	89,500	5,938	3,440	(234)	98,644
Deferred income taxes	6,039	803	656	189	(710)	6,977
Other current assets	—	3,597	331	534	—	4,462

Total current assets	6,267	171,958	19,034	533	(944)	196,848
Intercompany notes receivable	105,446	—	—	—	(105,446)	—
Intercompany interest receivable	9,174	—	—	—	(9,174)	—
Investments in subsidiaries	(634,519)	75,155	—	—	559,364	—
Property and equipment	—	51,335	15,867	255	—	67,457
Goodwill	430,435	5,607	15,085	—	280	451,407
Other intangibles	343,155	12,667	29,724	—	—	385,546
Restricted investments	3,283	—	—	—	—	3,283
Deferred income taxes	25,116	14	(1,236)	528	(23,894)	528
Deferred financing fees	—	14,885	—	—	—	14,885
Investment in trust common securities	3,261	—	—	—	—	3,261
Other assets	—	1,370	25	670	—	2,065

Total assets	$291,618	$332,991	$78,499	$1,986	$420,186	$1,125,280

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$27,619	$802	$295	$—	$28,716
Current portion of senior term loans	—	2,900	—	—	—	2,900
Current portion of capitalized lease and other obligations	—	31	—	—	—	31
Additional acquisition consideration	—	24,689	—	—	—	24,689
Accrued expenses:
Salaries and wages	—	3,650	155	170	—	3,975
Pricing allowances	—	6,185	—	539	—	6,724
Income and other taxes	(479)	1,931	91	469	—	2,012
Interest	—	7,331	—	—	—	7,331
Deferred compensation	227	—	—	—	—	227
Other accrued expenses	—	5,875	158	559	—	6,592

Total current liabilities	(252)	80,211	1,206	2,032	—	83,197

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

17.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Balance Sheet (Unaudited)

As of September 30, 2011

(Amounts in thousands)

	Successor
	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust- ments	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY (CONTINUED)
Intercompany debt payable	—	105,446	—	—	(105,446)	—
Intercompany interest payable	—	9,174	—	—	(9,174)	—
Long term senior term loans	—	283,475	—	—	—	283,475
Bank revolving credit	—	7,000	—	—	—	7,000
Long term portion of capitalized leases	—	111	—	—	—	111
Long term senior notes	—	204,368	—	—	—	204,368
Junior subordinated debentures	115,517	—	—	—	—	115,517
Deferred compensation	3,283	—	—	—	—	3,283
Deferred income taxes, net	149,536	—	54	—	(24,604)	124,986
Other non-current liabilities	—	7,002	—	—	—	7,002

Total liabilities	268,084	696,787	1,260	2,032	(139,224)	828,939

Common stock with put options:
Common stock, $.01 par, 5,000 shares authorized, 198.3 issued and outstanding at June 30, 2011	12,247	—	—	—	—	12,247
Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock:
Preferred stock, $.01 par, 5,000 shares authorized, none issued and outstanding at June 30, 2011	—	—	—	—	—	—
Common Stock:
Common stock, $.01 par, 5,000 shares authorized, 4,801.7 issued and outstanding at June 30, 2011	—	—	50	—	(50)	—
Additional paid-in capital	133,529	(149,859)	75,106	341	237,427	296,544
Accumulated deficit	(122,242)	(213,937)	2,083	210	321,552	(12,334)
Accumulated other comprehensive loss	—	—	—	(597)	481	(116)

Total stockholders’ equity	11,287	(363,796)	77,239	(46)	559,410	284,094

Total liabilities and stockholders’ equity	$291,618	$332,991	$78,499	$1,986	$420,186	$1,125,280

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

17.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Balance Sheet (Unaudited)

As of December 31, 2010

(Amounts in thousands)

	Successor
	Guarantor The Hillman Companies, Inc	Issuer The Hillman Group, Inc.	Guarantors Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust- ments	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$1	$5,166	$1,119	$1,299	$—	$7,585
Restricted investments	227	—	—	—	—	227
Accounts receivable	—	54,528	7,139	(5,157)	—	56,510
Inventories	—	84,011	10,644	3,384	(338)	97,701
Deferred income taxes	7,267	—	1,885	225	—	9,377
Other current assets	—	2,239	364	798	—	3,401

Total current assets	7,495	145,944	21,151	549	(338)	174,801
Intercompany notes receivable	105,446	—	—	—	(105,446)	—
Investments in subsidiaries	(615,609)	31,720	—	—	583,889	—
Property and equipment	—	52,005	276	231	—	52,512
Goodwill	430,564	1,561	7,184	—	280	439,589
Other intangibles	356,981	—	6,095	—	—	363,076
Restricted investments	3,251	—	—	—	—	3,251
Deferred income taxes	25,423	392	(201)	379	(25,614)	379
Deferred financing fees	—	14,322	—	—	—	14,322
Investment in trust common securities	3,261	—	—	—	—	3,261
Other assets	—	900	25	662	—	1,587

Total assets	$316,812	$246,844	$34,530	$1,821	$452,771	$1,052,778

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$27,433	$659	$332	$—	$28,424
Current portion of senior term loans	—	2,900	—	—	—	2,900
Current portion of capitalized lease and other obligations	—	30	—	—	—	30
Accrued expenses:
Salaries and wages	—	5,395	505	178	—	6,078
Pricing allowances	—	4,862	13	480	—	5,355
Income and other taxes	(283)	1,749	153	420	—	2,039
Interest	—	1,409	—	—	—	1,409
Deferred compensation	227	—	—	—	—	227
Other accrued expenses	—	6,484	1,201	214	—	7,899

Total current liabilities	(56)	50,262	2,531	1,624	—	54,361

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

17.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Balance Sheet (Unaudited)

As of December 31, 2010

(Amounts in thousands)

	Successor
	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust- ments	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY(CONTINUED)
Intercompany debt payable	—	105,446	—	—	(105,446)	—
Long term senior term loans	—	285,650	—	—	—	285,650
Bank revolving credit	—	12,000	—	—	—	12,000
Long term portion of capitalized lease and other obligations	—	134	—	—	—	134
Long term senior notes	—	150,000	—	—	—	150,000
Junior subordinated debentures	115,837	—	—	—	—	115,837
Deferred compensation	3,251	—	—	—	—	3,251
Deferred income taxes, net	154,844	—	54	—	(25,614)	129,284
Other non-current liabilities	—	2,283	—	—	—	2,283

Total liabilities	273,876	605,775	2,585	1,624	(131,060)	752,800

Common stock with put options:
Common stock, $.01 par, 5,000 shares authorized, 198.4 issued and outstanding at December 31, 2010	12,247	—	—	—	—	12,247
Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock:
Preferred stock, $.01 par, 5,000 shares authorized, none issued and outstanding at December 31, 2010	—	—	—	—	—	—
Common Stock:
Common stock, $.01 par, 5,000 shares authorized, 4,801.6 issued and outstanding at December 31, 2010	—	—	65	—	(65)	—
Additional paid-in capital	133,138	(149,918)	31,656	341	281,177	296,394
Accumulated deficit	(102,449)	(208,389)	224	338	302,238	(8,038)
Accumulated other comprehensive loss	—	(624)	—	(482)	481	(625)

Total stockholders’ equity	30,689	(358,931)	31,945	197	583,831	287,731

Total liabilities and stockholders’ equity	$316,812	$246,844	$34,530	$1,821	$452,771	$1,052,778

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

17.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Statement of Cash Flows (Unaudited)

For the nine months ended September 30, 2011

(Amounts in thousands)

	Successor
	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust- ments	Consolidated
Cash flows from operating activities:
Net income (loss)	$(10,188)	$3,297	$2,619	$(128)	$104	$(4,296)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	13,825	13,821	3,505	54	—	31,205
Dispositions of property and equipment	—	42	11	—	—	53
Deferred income tax provision (benefit)	(3,586)	(425)	2,288	(113)	—	(1,836)
Deferred financing and original issue discount amortization	(320)	1,802	—	—	—	1,482
Other non-cash interest and change in value of interest rate swap	—	1,274	—	—	—	1,274
Changes in operating items:
Accounts receivable	—	(14,839)	1,463	(1,601)	—	(14,977)
Inventories	—	(5,076)	5,792	(56)	(104)	556
Other assets	—	1,145	(3,778)	1,311	—	(1,322)
Accounts payable	—	186	(379)	(37)	—	(230)
Other accrued liabilities	(195)	14,247	(1,468)	445	(9,175)	3,854
Other items, net	464	(557)	(8,980)	(101)	9,175	1

Net cash provided by (used for) operating activities	—	14,917	1,073	(226)	—	15,764

Cash flows from investing activities:
TagWorks acquisition	—	(40,359)	—	—	—	(40,359)
Capital expenditures	—	(12,866)	(522)	(92)	—	(13,480)

Net cash used for investing activities	—	(53,225)	(522)	(92)	—	(53,839)

Cash flows from financing activities:
Repayments of senior term loans	—	(2,175)	—	—	—	(2,175)
Borrowings of revolving credit loans	—	9,444	—	—	—	9,444
Repayments of revolving credit loans	—	(14,444)	—	—	—	(14,444)
Principal payments under capitalized lease obligations	—	(22)	—	—	—	(22)
Borrowings of senior notes	—	50,000	—	—	—	50,000
Premium on senior notes	—	4,625	—	—	—	4,625
Financing fees, net	—	(2,622)	—	—	—	(2,622)

Net cash provided by financing activities	—	44,806	—	—	—	44,806

Net (decrease) increase in cash and cash equivalents	—	6,498	551	(318)	—	6,731
Cash and cash equivalents at beginning of period	1	5,166	1,119	1,299	—	7,585

Cash and cash equivalents at end of period	$1	$11,664	$1,670	$981	$—	$14,316

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

17.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Statement of Cash Flows (Unaudited)

For the four months ended September 30, 2010

(Amounts in thousands)

	Successor
	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust- ments	Consolidated
Cash flows from operating activities:
Net income (loss)	$(4,941)	$326	$342	$(47)	$(29)	$(4,349)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	6,061	6,285	28	18	—	12,392
Dispositions of property and equipment	—	53	7	—	—	60
Deferred income tax provision (benefit)	(205)	(1,228)	98	(147)	—	(1,482)
Deferred financing and original issue discount amortization	(141)	922	—	—	—	781
Other non-cash interest and change in value of interest rate swap	—	(788)	—	—	—	(788)
Changes in operating items:
Accounts receivable	—	1,972	(382)	(554)	—	1,036
Inventories	—	(8,199)	(77)	(287)	29	(8,534)
Other assets	—	(2,322)	573	1,350	(12)	(411)
Accounts payable	—	6,785	80	141	—	7,006
Interest payable on junior subordinated debentures	—	—	—	—	—	—
Other accrued liabilities	42	1,669	100	357	(4,078)	(1,910)
Other items, net	196,950	(201,970)	(133)	(134)	4,090	(1,197)

Net cash provided by (used for) operating activities	197,766	(196,495)	636	697	—	2,604

Cash flows from investing activities:
Payments for Quick Tag and Laser Key licenses	—	(12,750)	—	—	—	(12,750)
Capital expenditures	—	(4,568)	(70)	(42)	—	(4,680)
Other, net	—	—	—	—	—	—

Net cash used for investing activities	—	(17,318)	(70)	(42)	—	(17,430)

Cash flows from financing activities:
Borrowings of senior term loans	—	290,000	—	—	—	290,000
Repayments of senior term loans	—	(149,031)	—	—	—	(149,031)
Borrowings of revolving credit loans	—	600	—	—	—	600
Repayments of revolving credit loans	—	(600)	—	—	—	(600)
Principal payments under capitalized lease obligations	—	(31)	—	—	—	(31)
Repayments of unsecured subordinated notes	—	(49,820)	—	—	—	(49,820)
Borrowings of senior notes	—	150,000	—	—	—	150,000
Financing fees, net	—	(15,729)	—	—	—	(15,729)
Purchase predecessor equity securities	(506,407)	—	—	—	—	(506,407)
Proceeds from sale of successor equity securities	308,641	—	—	—	—	308,641

Net cash (used for) provided by financing activities	(197,766)	225,389	—	—	—	27,623

Net (decrease) increase in cash and cash equivalents	—	11,576	566	655	—	12,797
Cash and cash equivalents at beginning of period	1	923	206	137	—	1,267

Cash and cash equivalents at end of period	$1	$12,499	$772	$792	$—	$14,064

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

17.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

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

General

The Hillman Companies, Inc. and its wholly owned subsidiaries (collectively, “Hillman” or the “Company”) are one of the largest providers of hardware-related products and related merchandising services to retail markets in North America. The Company’s principal business is operated through its wholly-owned subsidiary, The Hillman Group, Inc. (“Hillman Group”). A separate subsidiary of Hillman Group operates in (1) Canada under the name The Hillman Group Canada, Ltd., (2) Mexico under the name SunSource Integrated Services de Mexico SA de CV, (3) Australia under the name Hillman Group Australia Pty Ltd., (4) the U.S. under the name TagWorks LLC, (“TagWorks”) and (5)

primarily in Florida under the name All Points Industries, Inc. (“All Points”). Hillman Group sells its product lines and provides its services to hardware stores, home improvement centers, mass merchants, pet supply stores, and other retail outlets principally in the United States, Canada, Mexico, Australia, Latin America and the Caribbean. Product lines include thousands of small parts such as fasteners and related hardware items; threaded rod and metal shapes; builder’s hardware; keys, key duplication systems and accessories; and identification items, such as tags and letters, numbers and signs (“LNS”). Services offered include design and installation of merchandising systems and maintenance of appropriate in-store inventory levels.

Merger Transaction

On May 28, 2010, Hillman was acquired by affiliates of Oak Hill Capital Partners (“OHCP”) and certain members of Hillman’s management and Board of Directors. Pursuant to the terms and conditions of an Agreement and Plan of Merger dated as of April 21, 2010, the Company was merged with an affiliate of OHCP with the Company surviving the merger (the “Merger Transaction”). As a result of the Merger Transaction, Hillman is a wholly-owned subsidiary of OHCP HM Acquisition Corp. (“Holdco”). The total consideration paid in the Merger Transaction was $832.7 million, which includes $11.5 million for the Quick Tag license and related patents, repayment of outstanding debt and the net value of the Company’s outstanding junior subordinated debentures ($105.4 million liquidation value at time of the merger).

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

The Company’s condensed consolidated statements of operations and cash flows for the period presented prior to May 28, 2010 are referenced herein as the predecessor financial statements (the “Predecessor” or “Predecessor Financial Statements”). The Company’s condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010, its related statements of operations, cash flows and changes in stockholders’ equity for the periods presented subsequent to the Merger Transaction are referenced herein as the successor financial statements (the “Successor” or “Successor Financial Statements”).

Financing Arrangements

On May 28, 2010, the Company and certain of its subsidiaries closed on a $320.0 million senior secured first lien credit facility (the “Senior Facilities”), consisting of a $290.0 million term loan and a $30.0 million revolving credit facility (the “Revolver”). The term loan portion of the Senior Facilities has a six year term and the Revolver has a five year term. The Senior Facilities provide borrowings at interest rates based on a EuroDollar rate plus a margin of 3.75% (the “EuroDollar Margin”), or a base rate (the “Base Rate”) plus a margin of 2.75% (the “Base Rate Margin”). The EuroDollar rate is subject to a minimum floor of 1.75% and the Base Rate is subject to a minimum floor of 2.75%.

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

The Senior Facilities contain financial and operating covenants. These covenants require the Company to maintain certain financial ratios, including a secured leverage ratio. These debt agreements provide for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, cross-defaults, bankruptcy events, failure to pay judgments, attachment of its assets, change of control and the issuance of an order of dissolution. Certain of these events of default are subject to notice and cure periods or materiality thresholds. The occurrence of an event of default permits the lenders under the Senior Facilities to accelerate repayment of all amounts due.

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

Effective April 18, 2011, the Company completed an amendment to the credit agreement governing its existing Senior Facilities. The Senior Facilities amendment eliminated the total leverage and interest coverage covenants and reduced the secured leverage covenant to 4.75x with no future step downs. The term loan pricing was modified to reduce the Eurodollar Margin and the Base Rate Margin by 25 basis points and reduce the floor on Eurodollar and Base Rate Loans by an additional 25 basis points. The Senior Facilities amendment relaxed the restrictions on acquisitions and permitted indebtedness to provide greater acquisition flexibility.

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

On June 24, 2010, the Company entered into a forward Interest Rate Swap Agreement (the “2010 Swap”) with a two-year term for a notional amount of $115.0 million. The forward start date of the 2010 Swap was May 31, 2011 and its termination date is May 31, 2013. The 2010 Swap fixed the interest rate at 2.47% plus applicable interest rate margin.

The 2010 Swap was initially designated as a cash flow hedge. Effective April 18, 2011, the Company executed the second amendment to the credit agreement governing the Senior Facilities which modified the interest rate on the Senior Facilities. The critical terms for the 2010 Swap no longer matched the terms of the amended Senior Facilities and the 2010 Swap was de-designated. As a result, $643 of previously unrecognized losses recorded as a component of other comprehensive income were recognized as interest expense in the nine month period ended September 30, 2011.

Acquisitions

On December 29, 2010, the Hillman Group entered into a Stock Purchase Agreement by and among Serv-A-Lite Products, Inc. (“Servalite”), Thomas Rowe, Mary Jennifer Rowe and the Hillman Group, whereby the Hillman Group acquired all of the equity interest of Servalite. The aggregate purchase price was $21.4 million paid in cash.

On March 31, 2011, Servalite was merged with and into Hillman Group, with Hillman Group as the surviving entity.

On March 16, 2011, Hillman Group acquired all of the membership interests in TagWorks, an Arizona limited liability company for an initial purchase price of $40.0 million in cash. The closing purchase price is subject to post closing adjustments for certain changes in indebtedness and working capital of TagWorks and certain transaction expenses, in each case as provided in the purchase agreement.

In addition, Hillman Group paid additional consideration of $12.5 million to the sellers of TagWorks on October 31, 2011, and, subject to fulfillment of certain conditions provided in the purchase agreement, will pay an additional undiscounted contingent consideration of up to $12.5 million in March 2012. The March 2012 additional consideration is contingent on achieving defined revenue and earnings targets.

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

Recent Developments

Effective November 4, 2011, the Company entered into a Joinder Agreement to its credit agreement under the existing Senior Facilities (the “Incremental Facility”). The Incremental Facility increased the aggregate term loan commitments available to Hillman Group under the Senior Facilities by $30 million. The aggregate principal amount of commitments under the Senior Facilities, after giving effect to the Incremental Facility, are $350 million. The Incremental Facility was funded on November 10, 2011 and the Company expects to use the proceeds for general corporate purposes.

Results of Operations

The Company’s accompanying interim condensed consolidated financial statements are presented for two periods, Predecessor and Successor, which relate to the accounting periods preceding and succeeding the completion of the Merger Transaction. The following analysis of results of operations includes a brief discussion of the factors that affected the Company’s operating results and a comparative analysis of the Successor periods for the three months ended September 30, 2011 and 2010.

(dollars in thousands)	Successor Three Months Ended September 30, 2011 Amount	% of Total	Successor Three Months Ended September 30, 2010 Amount	% of Total
Net sales	$137,577	100.0%	$122,715	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	68,685	49.9%	60,050	48.9%
Selling	21,624	15.7%	19,939	16.2%
Warehouse & delivery	14,538	10.6%	13,331	10.9%
General & administrative	5,283	3.8%	5,754	4.7%
Acquisition and integration expense (a)	332	0.2%	385	0.3%
Depreciation	5,590	4.1%	4,809	3.9%
Amortization	5,297	3.9%	4,546	3.7%
Management and transaction fees to related party	55	0.0%	—	0.0%
Other (income) expense, net	1,318	1.0%	(399)	-0.3%

Income from operations	14,855	10.8%	14,300	11.7%
Interest expense, net	10,007	7.3%	8,571	7.0%
Interest expense on junior subordinated notes	3,152	2.3%	3,152	2.6%
Investment income on trust common securities	(95)	-0.1%	(95)	-0.1%

Income before income taxes	1,791	1.3%	2,672	2.2%
Income tax provision	337	0.2%	1,222	1.0%

Net income	$1,454	1.1%	$1,450	1.2%

(a)	Represents charges for investment banking, legal and other professional fees incurred in connection with the Merger Transaction, Servalite acquisition, TagWorks acquisition and the start-up of operations for Hillman Australia.

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

The Company’s business is impacted by general economic conditions in the United States and international markets, particularly the U.S. retail markets including hardware stores, home centers, mass merchants, and other retailers. In recent quarters, operations have been negatively impacted by the general downturn in the U.S. economy, including higher unemployment figures, a reduced level of consumer spending and the contraction of the retail market. Although there have been certain signs of improvement in the economy, generally such conditions are not expected to improve significantly in the near term and may have the effect of further reducing consumer spending, which could adversely affect our results of operations during the remainder of this year or beyond.

The Company is sensitive to inflation or deflation present in the economies of the United States and foreign suppliers located primarily in Taiwan and China. For several years leading up to 2009, the rapid growth in China’s economic activity produced significantly rising costs of certain imported fastener products. In addition, the cost of commodities such as copper, zinc, aluminum, nickel, and plastics used in the manufacture of other Company products increased sharply. Further, increases in the cost of diesel fuel contributed to transportation rate increases. The trend of rising commodity costs accelerated in the first half of 2008. In the second half of 2008 and during the first half of 2009, national and international economic difficulties started a reversal of the trend of rising costs for our products and commodities used in the manufacture of our products, including a decrease in the cost of oil and diesel fuel. During the second half of 2009, most of 2010 and the first nine months of 2011, the Company has seen an end to decreasing costs and, in certain instances, moderate increases in the costs for our products and the most critical commodities used in the manufacture of our products. Additionally, unfavorable exchange rate fluctuations have increased the costs for many of our products. The Company took pricing action in the first half of 2011 in an attempt to offset a portion of the product cost increases. While inflation and resulting cost increases over a period of years would result in significant increases in inventory costs and operating expenses, the opposite is true when exposed to a prolonged period of cost decreases. The ability of the Company’s operating divisions to institute price increases and seek price concessions, as appropriate, is dependent on competitive market conditions.

Successor Period of the Three Months Ended September 30, 2011 vs Successor Period of the Three Months Ended September 30, 2010

Revenues

Net sales for the three months ended September 30, 2011 were $137.6 million compared to net sales for the three months ended September 30, 2010 of $122.7 million. The increase in revenue of $14.9 million was primarily attributable to the newly acquired Servalite and TagWorks businesses which contributed approximately $9.0 million in net sales to the third quarter of 2011. Revenue also increased moderately over the prior year period in National accounts, Regional accounts and the Hillman Canada division.

Expenses

Operating expenses were substantially more for the three months ended September 30, 2011 than the three months ended September 30, 2010. The primary reason for the increase in operating expenses was the inclusion of the newly acquired Servalite and TagWorks businesses in the third quarter of 2011. The following changes in underlying trends impacted the change in operating expenses:

•

Selling expense was $21.6 million, or 15.7% of net sales in the three months ended September 30, 2011 compared to $19.9 million, or 16.2% of net sales in the three months ended September 30, 2010. The higher sales volume and a reduction in new display expense of $0.3 million were the primary reasons that selling expense was less than the prior year period when expressed as a percentage of sales.

•

Warehouse and delivery expense was $14.5 million, or 10.6% of net sales, in the third quarter of 2011 compared to $13.3 million, or 10.9% of net sales in the third quarter of 2010. Outbound and inter-branch freight expense, the largest component of warehouse and delivery expense, decreased to 4.4% of net sales in the third quarter of 2011 from 4.6% in the third quarter of 2010.

•

G&A expenses were $5.3 million in the third quarter of 2011 compared to $5.8 million in the third quarter of 2010. The decrease in G&A expenses in the third quarter of 2011 was primarily the result of lower professional services costs which were partially offset by higher salaries, benefit costs and research and development costs. In addition, the investment performance of securities held in the unqualified deferred compensation plan’s Rabbi Trust provided a favorable adjustment in the third quarter of 2011 compared to a unfavorable adjustment of in the same period of 2010. In both periods, an offsetting adjustment was recorded in other expense, net.

•

Depreciation expense was $5.6 million in the third quarter of 2011 compared to $4.8 million in the third quarter of 2010. The increase in depreciation of $0.8 million was primarily attributable to the increase in fixed assets subject to depreciation acquired in the acquisitions of Servalite and TagWorks.

•

Amortization expense was $5.3 million in the third quarter of 2011 compared to $4.5 million in the third quarter of 2010. The higher amount of amortization expense for the 2011 period was due to the increase in intangible assets, subject to amortization, acquired as a result of the Servalite and TagWorks acquisitions.

•

Interest expense, net, was $10.0 million in the third quarter of 2011 compared to $8.6 million in the third quarter of 2010. The increase in interest expense was primarily the result of an increase in 10.875% Senior Notes outstanding which were used in the acquisition of TagWorks.

The Company’s accompanying interim condensed consolidated financial statements are presented for two periods, Predecessor and Successor, which relate to the accounting periods preceding and succeeding the completion of the Merger Transaction. The Predecessor and Successor periods have been separated by a vertical line on the face of the condensed consolidated financial statements to highlight the fact that the financial information for such periods has been prepared under two different historical cost bases of accounting. The following analysis of results of operations includes a brief discussion of the factors that affected the Company’s operating results and a comparative analysis of the Successor period of the nine months ended September 30, 2011, the Successor period of May 29 – September 30, 2010 and the Predecessor period of January 1 – May 28, 2010.

(dollars in thousands)	Successor Nine Months Ended September 30, 2011 Amount	% of Total	Successor Four Months Ended September 30, 2010 Amount	% of Total	Predecessor Five Months Ended May 28, 2010 Amount	% of Total
Net sales	$384,267	100.0%	$170,415	100.0%	$185,716	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	190,566	49.6%	83,072	48.7%	89,773	48.3%
Selling	64,740	16.8%	27,132	15.9%	33,568	18.1%
Warehouse & delivery	41,622	10.8%	18,377	10.8%	19,945	10.7%
General & administrative	19,450	5.1%	7,814	4.6%	10,284	5.5%
Stock compensation expense	—	0.0%	—	0.0%	19,053	10.3%
Acquisition and integration expense (a)	2,112	0.5%	10,788	6.3%	11,342	6.1%
Depreciation	15,831	4.1%	6,331	3.7%	7,283	3.9%
Amortization	15,374	4.0%	6,061	3.6%	2,678	1.4%
Management and transaction fees to related party	55	0.0%	—	0.0%	438	0.2%
Other (income) expense, net	880	0.2%	(263)	-0.2%	114	0.1%

Income (loss) from operations	33,637	8.8%	11,103	6.5%	(8,762)	-4.7%
Interest expense, net	30,532	7.9%	12,190	7.2%	8,327	4.5%
Interest expense on mandatorily redeemable preferred stock & management purchased options	—	0.0%	—	0.0%	5,488	3.0%
Interest expense on junior subordinated notes	9,457	2.5%	4,203	2.5%	5,254	2.8%
Investment income on trust common securities	(284)	-0.1%	(126)	-0.1%	(158)	-0.1%

(Loss) income before income taxes	(6,068)	-1.6%	(5,164)	-3.0%	(27,673)	-14.9%
Income tax benefit	(1,772)	-0.5%	(815)	-0.5%	(2,465)	-1.3%

Net loss	$(4,296)	-1.1%	$(4,349)	-2.6%	$(25,208)	-13.6%

(a)	Represents one-time charges for investment banking, legal and other professional fees in connection with the Merger Transaction, acquisitions and the start-up of operations for Hillman Australia.

Successor Period of Nine Months Ended September 30, 2011 vs Successor Period of Four Months from May 28 – September 30, 2010

Revenues

Net sales for the nine month period ended September 30, 2011 (the “2011 Period”) were $384.3 million, or $2.00 million per ship day, compared to net sales of $170.4 million, or $1.96 million per ship day for the four month period ended on September 30, 2010 (“Four Month 2010 Period”.) The increase in revenues of $213.9 million was directly attributable to comparing operating results of 192 ship days in the 2011 Period to the results from 87 ship days in the Four Month 2010 Period.

Expenses

Operating expenses for the nine month period ended September 30, 2011 were substantially more than the operating expenses for the four month period ended September 30, 2010. The increase in operating expenses is primarily due to the longer 192 ship day period in the 2011 Period compared to the 87 day ship period in the Four Month 2010 Period. The following changes in underlying trends also impacted the change in operating expenses:

•

The Company’s cost of sales percentage (excluding depreciation and amortization) was 49.6% in the 2011 Period compared to 48.7% in the Four Month 2010 Period. The rate increase in the nine months of 2011 Period is the result of an unfavorable sales product mix and the impact of cost increases in certain commodities used in our products, particularly steel, copper, nickel and zinc. The Company initiated pricing action in the first half of 2011 to recover a portion of the increased product costs.

•

Selling expense was $64.7 million, or 16.8% of net sales in the 2011 Period compared to $27.1 million, or 15.9% of net sales in the Four Month 2010 Period. When expressed as a percentage of sales, the costs for sales salaries, employee benefits, and new displays were higher in the 2011 Period than the Four Month 2010 Period.

•

Warehouse and delivery expense was $41.6 million, or 10.8% of net sales, in the 2011 Period compared to $18.4 million, or 10.8% of net sales in the Four Month 2010 Period. Freight expense, the largest component of warehouse and delivery expense, remained the same at 4.6% of net sales in the 2011 Period and the Four Month 2010 Period.

•

G&A expenses were $19.5 million, or 5.1% of net sales in the 2011 Period compared to $7.8 million, or 4.6% of net sales in the Four Month 2010 Period. The increase in G&A expenses as a percentage of net sales was primarily the result of an increase in salary costs and restructuring costs associated with moving the key packaging operation.

•

Acquisition and integration expense of $10.8 million in the Four Month 2010 Period represents charges for legal, professional, diligence and other expenses incurred by the Successor in connection with the Merger Transaction. The Company incurred $2.1 million in the 2011 Period for banking, legal and other professional fees incurred in connection with the Merger Transaction, Servalite acquisition, TagWorks acquisition and the start-up of operations for Hillman Australia.

•

Amortization expense was $15.4 million in the 2011 Period, or an estimated annual rate of $20.5 million compared to $6.1 million in the Four Month 2010 Period, or an estimated annual amount of $18.2 million. The higher estimated annual amount of amortization expense in the 2011 Period was the result of the increase in intangible assets subject to amortization acquired in the acquisitions of Servalite and TagWorks.

•

Interest expense, net, was $30.5 million in the 2011 Period, or an estimated annual rate of $40.7 million compared to $12.2 million in the Four Month 2010 Period, or an estimated annual rate of approximately $36.6 million. The higher estimated annual interest expense in the 2011 Period was primarily the result of an increase in 10.875% Senior Notes outstanding which were used in the acquisition of TagWorks.

Successor Period of Nine Months Ended September 30, 2011 vs Predecessor Period of Five Months from January 1 – May 28, 2010

Revenues

Net sales for the nine month period ended September 30, 2011 were $384.3 million, or $2.0 million per ship day compared to net sales of $185.7 million, or $1.77 million per ship day for the period of January 1 – May 28, 2010 (the “Five Month 2010 Period”). The increase in revenues of $198.6 million was directly attributable to comparing operating results of 192 shipping days in the 2011 Period to the results from 105 shipping days in the Five Month 2010 Period. The sales per shipping day of $2.0 million in the 2011 Period was approximately 13.0% higher than the sales per shipping day of $1.77 million in the Five Month 2010 Period. The increase in sales per day for the 2011 Period compared to the Five Month 2010 Period was primarily the result of the additional sales provided by the acquisitions of Servalite and TagWorks as compared to the average sales per day for the Five Month 2010 Period.

Expenses

Operating expenses for nine month period ended September 30, 2011 were substantially more than the operating expenses for the Five Month 2010 Period after excluding $30.4 million of stock compensation, acquisition and integration expense incurred in connection with the Merger Transaction during the Five Month 2010 Period. The longer 192 ship day period in the 2011 Period provided certain unfavorable operating expense variances as compared to the 105 ship day period in the Five Month 2010 Period. The following changes in underlying trends also impacted the change in operating expenses:

•

The Company’s cost of sales percentage (excluding depreciation and amortization) was 49.6% in the 2011 Period compared to 48.3% in the Five Month 2010 Period. The rate increase in the nine months of the 2011 Period is the result of an unfavorable sales product mix and the impact of cost increases in certain commodities used in our products, particularly steel, copper, nickel and zinc. The Company initiated pricing action in the first half of 2011 to recover a portion of the increased product costs.

•

Selling expense was $64.7 million, or 16.8% of net sales in 2011 Period compared to $33.6 million, or 18.1% of net sales in the Five Month 2010 Period. When expressed as a percentage of sales, the costs for service reps, employee benefits, and new displays were lower in the 2011 Period than the Five Month Period.

•

Warehouse and delivery expense was $41.6 million, or 10.8% of net sales, in the 2011 Period compared to $19.9 million, or 10.7% of net sales, in the Five Month 2010 Period. Freight expense, the largest component of warehouse and delivery expense, increased from 4.3% of net sales in the Five Month 2010 Period to 4.6% of net sales in the 2011 Period. Reductions in shipping supplies and rental expense, expressed as a percentage of sales, were achieved in the 2011 Period compared to the Five Month 2010 Period.

•

Stock compensation expenses from stock options primarily related to the 2004 Merger Transaction resulted in a charge of $19.1 million in the Five Month 2010 Period. The change in the fair value of the Class B Common Stock was included in stock compensation expense and this resulted in stock compensation expense of $13.9 million. The significant increase in the fair value of the Class B Common Stock in this predecessor period resulted from the acquisition price paid by OHCP for the Company. In addition, stock compensation expense of $3.7 million was recorded for the increase in the fair value of the common stock options. There was no stock compensation expense in the first nine months of 2011.

•

Acquisition and integration expense of $11.3 million in the Five Month 2010 Period represents costs for investment banking, legal and other expenses incurred in connection with the Merger Transaction. The Company incurred $2.1 million in the 2011 Period for banking, legal and other professional fees incurred in connection with the Merger Transaction, Servalite acquisition, TagWorks acquisition and the start-up of operations for Hillman Australia.

•	Depreciation expense was $15.8 million in the 2011 Period, or an estimated annual rate of $21.1 million compared to $7.3 million in the Five Month 2010 Period, or an estimated annual amount of $17.5 million. The higher estimated annual amount of depreciation expense in the 2011 Period was the result of the increase in fixed assets subject to depreciation acquired in the acquisitions of Servalite and TagWorks.

•

Amortization expense was $15.4 million in the 2011 Period, or an estimated annual rate of $20.5 million compared to $2.7 million in the Five Month 2010 Period, or an estimated annual amount of $6.4 million. The higher estimated annual amount of amortization expense in the 2011 Period was the result of the increase in intangible assets subject to amortization acquired in the Merger Transaction and the acquisitions of Servalite and TagWorks.

•

Interest expense, net, was $30.5 million in the 2011 Period, or an estimated annual rate of $40.7 million compared to $8.3 million in the 2010 five month period, or an estimated annual rate of $20.0 million. The increase in interest expense for the 2011 Period was primarily the result of the higher level of debt outstanding as a result of the Merger Transaction and the TagWorks acquisition.

•

The Successor incurred no interest expense on mandatorily redeemable preferred stock and management purchased options as a result of their redemption in connection with the Merger Transaction. The interest expense on these securities was $5.5 million for the Five Month 2010 Period.

Income Taxes

In the nine and three month periods ended September 30, 2011, the Company recorded an income tax (benefit) / provision of ($1.8) million and $0.3 million on a pre-tax (loss) / income of ($6.1) million and $1.8 million, respectively. In the five-month Predecessor period ended May 28, 2010 and the three and four month Successor periods ended September 30, 2010, the Company recorded an income tax (benefit) / provision of ($2.5) million, $1.2 million and ($0.8) million on a pre-tax (loss) / income of ($27.7) million, $2.7 million and ($5.2) million, respectively. The effective income tax rates were 29.2% and 18.8% for the nine and three month periods ended September 30, 2011. In the five month Predecessor period ended May 28, 2010 and the three and four month Successor periods ended September 30, 2010, the effective income tax rates were 8.9%, 45.7% and 15.8% respectively.

In the nine month period ended September 30, 2011, the effective income tax rate differed from the federal statutory rate primarily due to a current period charge caused by the effect of changes in certain state income tax rates on the company’s deferred tax assets and liabilities. The estimated annual effective tax rate was changed in the nine and three month periods ended September 30, 2011 due to a revised forecast of earnings. The estimated annual effective tax rate was used to compute the interim tax provision, as required by ASC 740-270, the accounting guidance established for computing income taxes in interim periods. The net effect of the change was recorded in the current period as required by the accounting standard. The remaining differences between the effective income tax rate and the federal statutory rate in the nine and three month periods ended September 30, 2011 was due to state and foreign income taxes.

In the three and four month Successor periods ended September 30, 2010, the effective income tax rate differed from the federal statutory rate primarily as a result of the effect of the change in calculating the interim provision by using the estimated annual income tax method for the Successor period instead of the discrete method as had been used the first and second quarters of 2010. The remaining differences between the effective income tax rate and the federal statutory rate in the three and four month Successor periods ended September 30, 2010 was due to state and foreign income taxes.

In the five month Predecessor period ended May 28, 2010, the effective income tax rate differed from the federal statutory rate primarily as a result of the effect of nondeductible interest on mandatorily redeemable preferred stock and stock compensation expense. In the five month Predecessor period ended May 28, 2010, the Company recognized an increase in its reserve for uncertainty in accounting for income taxes as well as a net decrease in valuation reserves recorded against certain deferred tax assets. The remaining difference between the effective income tax rate and the federal statutory rate in the five-month Predecessor period ended May 28, 2010 was due to state and foreign income taxes.

Liquidity and Capital Resources

Cash Flows

The statements of cash flows reflect the changes in cash and cash equivalents for the nine months ended September 30, 2011 (Successor), the four months ended September 30, 2010 (Successor) and the five months ended May 28, 2010 (Predecessor) by classifying transactions into three major categories: operating, investing and financing activities.

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2011 of $15.8 million was the result of the net loss adjusted for non-cash items of $27.9 million for depreciation, amortization, deferred taxes, deferred financing and non-cash interest which was offset by cash related adjustments of $12.1 million for routine operating activities represented by changes in accounts receivable, inventories, accounts payable, accrued liabilities and other assets. In the first nine months of 2011, routine operating activities used cash through an increase in accounts receivable of $15.0 million, other assets of $1.3 million and a decrease in accounts payable of $0.2 million. This was partially offset by an increase in other accrued liabilities of $3.9 million and a decrease in inventories of $0.5 million. The increase in accounts receivable was the result of the seasonal increase in sales for the third quarter.

Excluding $17.5 million in cash used for the Merger Transaction, net cash provided by operating activities for the nine months ended September 30, 2010 of $19.6 million was the result of the net loss adjusted for non-cash charges of $23.1 million for depreciation, amortization, deferred taxes, deferred financing, stock-based compensation and interest on mandatorily redeemable preferred stock and management purchased options which was offset by cash related adjustments of $3.5 million for routine operating activities represented by changes in inventories, accounts receivable, accounts payable, accrued liabilities and other assets. In the first nine months of 2010, routine operating activities used cash through an increase in accounts receivable of $15.8 million, inventories of $5.6 million and other of $2.9 million. This was partially offset by an increase in accounts payable of $8.8 million and accrued liabilities of $12.0 million. The increase in accounts receivable was the result of the seasonal increase in sales for the latter part of the third quarter.

Investing Activities

Net cash used for investing activities was $53.8 million for the nine months ended September 30, 2011. The Company used $40.4 million for the acquisition of TagWorks. Capital expenditures for the nine months totaled $13.5 million, consisting of $7.1 million for key duplicating machines, $3.7 million for engraving machines, $2.2 million for computer software and equipment and $0.5 million for machinery and equipment.

During the nine month period ended September 30, 2010, the Company used cash of $11.5 million from the Merger Transaction to purchase the licensing rights and related patents for the Quick Tag business. Excluding the $11.5 million used for the Quick Tag acquisition, net cash used for investing activities was $11.3 million for the nine months ended September 30, 2010. The Company used $1.2 million to purchase the licensing rights for the Laser Key business. Capital expenditures for the nine months totaled $10.1 million, consisting of $6.6 million for key duplicating machines, $1.0 million for engraving machines, and $2.5 million for computer software and equipment.

Financing Activities

Net cash provided by financing activities was $44.8 million for the nine months ended September 30, 2011. The net cash provided by financing activities was primarily related to the issuance of $50.0 million in 10.875% Senior Notes together with the $4.6 million note premium. The Company used cash to pay $5.0 million on the Revolver and $2.2 million in principal payments on the senior term loans under the Senior Facilities. In addition, net cash was used for payments of $2.6 million in financing fees on the 10.875% Senior Notes and amendments to the Credit Facilities.

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

The Company’s working capital (current assets minus current liabilities) position of $113.6 million as of September 30, 2011, represents a decrease of $6.8 million from the December 31, 2010 level of $120.4 million as follows:

(dollars in thousands)

Amount
Increase in cash and cash equivalents	$6,731
Increase in accounts receivable, net	15,712
Increase in inventories, net	943
Increase in other current assets	1,061
Decrease in deferred taxes	(2,400)
Increase in accounts payable	(292)
Increase in current portion of capital lease & other obligations	(1)
Increase in additional acquisition consideration	(24,689)
Decrease in accrued salaries and wages	2,103
Increase in accrued pricing allowances	(1,369)
Decrease in accrued income and other taxes	27
Increase in accrued interest	(5,922)
Decrease in other accrued liabilities	1,307

Net decrease in working capital for the nine months ended September 30, 2011	$(6,789)

The decrease in the Company’s working capital as of September 30, 2011 was primarily the result of the March 16, 2011 acquisition of TagWorks which included $24,689 in additional acquisition consideration as a reduction to working capital.

Contractual Obligations

The Company’s contractual obligations in thousands of dollars as of September 30, 2011:

		Payments Due
Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Junior Subordinated Debentures (1)	$115,517	$—	$—	$—	$115,517
Senior Term Loans	286,375	2,900	5,800	277,675	—
Bank Revolving Credit Facility	7,000	—	—	7,000	—
10.875% Senior Notes	200,000	—	—	—	200,000
Additional Acquisition Consideration	24,689	24,689	—	—	—
KeyWorks License Agreement	3,840	470	891	829	1,650
Interest Payments (2)	211,215	36,044	71,702	66,639	36,830
Operating Leases	38,270	7,550	8,932	5,357	16,431
Deferred Compensation Obligations	3,510	227	454	454	2,375
Capital Lease Obligations	160	38	67	55	—
Purchase Obligations	613	350	263	—	—
Other Obligations	1,864	1,109	604	151	—
Uncertain Tax Position Liabilities	4,440	—	1,438	—	3,002

Total Contractual Cash Obligations (3)	$897,493	$73,377	$90,151	$358,160	$375,805

(1)	The junior subordinated debentures liquidation value is approximately $108,707.
(2)	Interest payments for borrowings under the Senior Facilities and with regard to the 10.875% Senior Notes. Interest payments on the variable rate senior term loans were calculated using the actual interest rate of 5.00% as of September 30, 2011 which consisted of a EuroDollar minimum floor rate of 1.50% plus EuroDollar Margin of 3.50%.
(3)	All of the contractual obligations noted above are reflected on the Company’s condensed consolidated balance sheet as of September 30, 2011 except for the interest payments, purchase obligations and operating leases.

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

As of September 30, 2011, the Company had no material purchase commitments for capital expenditures.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Borrowings

As of September 30, 2011, the Company had $19.1 million available under the Senior Facilities. The Company had approximately $293.5 million of outstanding debt under its Senior Facilities at September 30, 2011, consisting of $286.4 million in a term loan, $7.0 million in Revolver borrowings and $0.1 million in capitalized lease obligations. The term loan consisted of a $286.4 million Term B-2 Loan at a three (3) month LIBOR rate plus margin of 5.0%. The Revolver borrowings consisted of $7.0 million currently at a three (3) month LIBOR rate plus margin of 5.5%. The capitalized lease obligations were at various interest rates.

At September 30, 2011 and December 31, 2010, the Company borrowings were as follows:

	September 30, 2011			December 31, 2010
(dollars in thousands)	Facility Amount	Outstanding Amount	Interest Rate	Facility Amount	Outstanding Amount	Interest Rate
Term B-2 Loan		$286,375	5.00%		$288,550	5.50%
Revolving credit facility	$30,000	7,000	5.50%	$30,000	12,000	5.50%
Capital leases & other obligations		142	various		164	various

Total secured credit		293,517			300,714
10.875% Senior notes		200,000	10.875%		150,000	10.875%

Total borrowings		$493,517			$450,714

On May 28, 2010, the Company and certain of its subsidiaries closed the Senior Facilities, consisting of a $290.0 million term loan and a $30.0 million Revolver. The term loan portion of the Senior Facilities has a six year term and the Revolver has a five year term. The Senior Facilities, as amended, provide borrowings at interest rates based on a EuroDollar rate plus a margin of 3.5%, or a Base Rate plus a margin of 2.5%. The EuroDollar rate is subject to a minimum floor of 1.5% and the Base Rate is subject to a minimum floor of 2.5%.

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

The Company’s Senior Facilities require the maintenance of a secured leverage ratio which limits the ability of the Company to incur debt, make investments, make dividend payments to holders of the Trust Preferred Securities or undertake certain other business activities. Upon the occurrence of an event of default under the credit agreements, all amounts outstanding, together with accrued interest, could be declared immediately due and payable by our lenders. Below are the calculations of the financial covenant, as amended on April 18, 2011, with the Senior Facilities requirement for the twelve trailing months ended September 30, 2011:

(dollars in thousands)	Actual	Ratio Requirement
Secured Leverage Ratio
Senior term loan balance	$286,375
Revolver	7,000
Capital leases and other credit obligations	142

Total debt	$293,517

Adjusted EBITDA (1)	$88,862
Leverage ratio (must be below requirement)	3.30	4.75

(1)	Adjusted EBITDA for the twelve months ended September 30, 2011 is defined as income from operations of $39,219, plus depreciation of $20,507, amortization of $19,982, restructuring costs of $3,343, acquisition and integration costs of $2,474, foreign exchange (gains) or losses of $439, management fees of $55 and the pro-forma EBITDA from the acquisitions of Servalite and TagWorks of $2,843.

Critical Accounting Policies and Estimates

Significant accounting policies and estimates are summarized in the notes to the condensed consolidated financial statements. Some accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate. Management believes these estimates and assumptions are reasonable based on the facts and circumstances as of September 30, 2011, however, actual results may differ from these estimates under different assumptions and circumstances.

We identified our critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations found in our Annual Report on Form 10-K for the year ended December 31, 2010. Based on the Company’s evaluation of the reporting unit criteria in ASC 350-20-55, we have concluded that the Company had four reporting units (Canada, Mexico, All Points and United States excluding All Points) at December 31, 2010. Further, the Company has two additional reporting units (TagWorks and Australia) at September 30, 2011. We believe there have been no further changes in these critical accounting policies. We have summarized our critical accounting policies either in the notes to the condensed consolidated financial statements or below:

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

Accounts Receivable and Allowance for Doubtful Accounts:

The Company establishes the allowance for doubtful accounts using the specific identification method and also provides a reserve in the aggregate. The estimates for calculating the aggregate reserve are based on historical information. Increases to the allowance for doubtful accounts result in a corresponding expense. The Company writes off individual accounts receivable when collection becomes improbable. The allowance for doubtful accounts was $561 thousand as of September 30, 2011 and $520 thousand as of December 31, 2010.

Inventory Realization:

Inventories consisting predominantly of finished goods are valued at the lower of cost or market, cost being determined principally on the weighted average cost method. Excess and obsolete inventories are carried at net realizable value. The historical usage rate is the primary factor used by the Company in assessing the net realizable value of excess and obsolete inventory. A reduction in the carrying value of an inventory item from cost to market is recorded for inventory with no usage in the preceding twenty-four month period or with on hand quantities in excess of twenty-four months average usage. The inventory reserve amounts were $7.7 million as of September 30, 2011 and $11.0 million as of December 31, 2010. In the nine months ended September 30, 2011, the Company wrote-off $4.1 million in previously identified excess and obsolete inventory.

Goodwill and Other Intangible Assets:

Goodwill represents the excess purchase cost over the fair value of net assets of companies acquired in business combinations. Goodwill is an indefinite lived asset and is tested for impairment at least annually or more frequently if a triggering event occurs. The Company considers TagWorks (see Note 4 – Acquisitions), The Hillman Group Canada, LTD., SunSource Integrated Services de Mexico SA de CV, The Hillman Group Australia, PTY., and All Points as separate reporting units and the remaining operations a sixth reporting unit for goodwill impairment testing purposes. If the carrying amount of goodwill is greater than the fair value, impairment may be present. The Company uses an independent appraiser to assess the value of its goodwill based on a discounted cash flow model and multiple of earnings. Assumptions critical to the Company’s fair value estimates under the discounted cash flow model include the discount rate, projected average revenue growth and projected long-term growth rates in the determination of terminal values.

The Company also evaluates indefinite-lived intangible assets (primarily trademarks and trade names) for impairment annually. The Company also tests for impairment if events and circumstances indicate that it is more likely than not that the fair value of an indefinite-lived intangible asset is below its carrying amount. Assumptions critical to the Company’s evaluation of indefinite-lived intangible assets for impairment include: the discount rate, royalty rates used in its evaluation of trade names, projected average revenue growth, and projected long-term growth rates in the determination of terminal values. An impairment charge is recorded if the carrying amount of an indefinite-lived intangible asset exceeds the estimated fair value on the measurement date. No impairment charges were recorded in the nine month periods ended September 30, 2011 and 2010.

Long-Lived Assets:

The Company evaluates its long-lived assets for financial impairment and will continue to evaluate them based on the estimated undiscounted future cash flows as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. No impairment charges were recognized for long-lived assets in the nine month periods ended September 30, 2011 and 2010.

Risk Insurance Reserves:

The Company self-insures its product liability, automotive, workers’ compensation and general liability losses up to $250 thousand per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences in excess of $250 thousand up to $40 million. The two risk areas involving the most significant accounting estimates are workers’ compensation and automotive liability. Actuarial valuations performed by the Company’s outside risk insurance expert were used to form the basis for workers’ compensation and automotive liability loss reserves. The actuary contemplated the Company’s specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes the liability recorded for such risk insurance reserves is adequate as of September 30, 2011, but due to judgments inherent in the reserve estimation process, it is possible the ultimate costs will differ from this estimate.

The Company self-insures its group health claims up to an annual stop loss limit of $200 thousand per participant. Aggregate coverage is maintained for annual group health insurance claims in excess of 125% of expected claims. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves. The Company believes the liability recorded for such insurance reserves is adequate as of September 30, 2011, but due to judgments inherent in the reserve estimation process, it is possible the ultimate costs will differ from this estimate.

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

The 2010 Swap was initially designated a cash flow hedge. Effective April 18, 2011, the Company executed the second amendment to the credit agreement and as a result the 2010 Swap was no longer considered effective and de-designated as a cash flow hedge.

Based on the Company’s exposure to variable rate borrowings at September 30, 2011, a one percent (1%) change in the weighted average interest rate for a period of one year would change the annual interest expense by approximately $1.8 million.

The Company is exposed to foreign exchange rate changes of the Australian, Canadian and Mexican currencies as it impacts the $9.1 million net asset value of its Australian, Canadian and Mexican subsidiaries as of September 30, 2011. Management considers the Company’s exposure to foreign currency translation gains or losses to be immaterial.

Item 4.

Controls and Procedures

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, which included the matters discussed below, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period ended September 30, 2011, in ensuring that material information relating to the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2011 and that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. – Legal Proceedings.

On May 4, 2010, Hy-Ko Products, Inc. filed a complaint against Hillman Group, and Kaba Ilco Corp., a manufacturer of blank replacement keys, in the United States District Court for the Northern District of Ohio Eastern Division, alleging that the defendants engaged in violations of federal and state antitrust laws regarding their business practices relating to automatic key machines and replacement keys. Hy-Ko Products’ May 4, 2010 filing against the Company is based, in part, on the Company’s previously-filed claim against Hy-Ko Products alleging infringement of certain patents of the Company. A claim construction hearing on the Company’s patent infringement claim against Hy-Ko Products occurred in September 2010. A ruling is expected in the first quarter of 2012.

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

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3. – Defaults Upon Senior Securities.

Not Applicable

Item 4. – Reserved.

Item 5. – Other Information.

Not Applicable

Item 6. – Exhibits.

a)	Exhibits, including those incorporated by reference.

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 **	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the SEC on November 14, 2011, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011, the four months ended September 30, 2010 (Successor) and the five months ended May 28, 2010 (Predecessor), (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011, the four months ended September 30, 2010 (Successor) and the five months ended May 28, 2010 (Predecessor), (iv) Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2011 and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
**	This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HILLMAN COMPANIES, INC.

/S/ ANTHONY A. VASCONCELLOS	/S/ HAROLD J. WILDER
Anthony A. Vasconcellos	Harold J. Wilder
Chief Financial Officer	Controller
(Chief Accounting Officer)

DATE: November 14, 2011