Form 10-K
period 2011-12-31
HILLMAN COMPANIES INC
filed 2012-03-26
CIK 1029831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

On March 26, 2012, 5,000 shares of the Registrant’s common stock were issued and outstanding and 4,217,724 Trust Preferred Securities were issued and outstanding by the Hillman Group Capital Trust. The Trust Preferred Securities trade on the NYSE Amex under the symbol HLM.Pr. The aggregate market value of the Trust Preferred Securities held by non-affiliates at June 30, 2011 was $123,199,718.

PART I

Item 1 – Business.

General

The Hillman Companies, Inc. and its wholly owned subsidiaries (collectively “Hillman” or the “Company”) are one of the largest providers of hardware-related products and related merchandising services to retail markets in North America. The Company’s principal business is operated through its wholly-owned subsidiary, The Hillman Group, Inc. (the “Hillman Group”) which had net sales of approximately $506.5 million in 2011. The Hillman Group sells its products to hardware stores, home centers, mass merchants, pet supply stores, and other retail outlets principally in the United States, Australia, Canada, Mexico, Latin America and the Caribbean. Product lines include thousands of small parts such as fasteners and related hardware items; threaded rod and metal shapes; keys, key duplication systems and accessories; builder’s hardware; and identification items, such as tags and letters, numbers, and signs. The Company supports its product sales with value added services including design and installation of merchandising systems and maintenance of appropriate in-store inventory levels.

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

The Company’s consolidated balance sheet as of May 28, 2010 and its related statements of operations, cash flows and changes in stockholders’ equity for the periods presented prior to May 28, 2010 are referenced herein as the predecessor financial statements (the “Predecessor” or “Predecessor Financial Statements”). The Company’s consolidated balance sheets as of December 31, 2011 and 2010, and its related statements of operations, cash flows and changes in stockholders’ equity for the periods presented subsequent to the Merger Transaction are referenced herein as the successor financial statements (the “Successor” or “Successor Financial Statements”). The Predecessor Financial Statements do not reflect certain transaction amounts that were incurred at the close of the Merger Transaction. Such transaction amounts include the write-off of $5.0 million in deferred financing fees associated with the Predecessor debt obligations.

Recent Developments

On December 1, 2011, the Hillman Group purchased certain assets of Micasa Trading Corporation (“Micasa”), a Miami, Florida based distributor of the OOK brand of picture hangers and related products (“Ook” or the “Ook Acquisition”). The initial purchase price was approximately $15.3 million paid in cash at closing. The closing purchase price is subject to closing adjustments for certain changes in the working capital obtained in the Ook Acquisition as provided in the purchase agreement. In addition, subject to fulfillment of certain performance conditions in the purchase agreement, Hillman will pay Micasa an additional earn-out payment of up to $6.0 million in 2013. The asset acquisition met the definition of a business for business combinations.

Micasa was established in 1964 and developed into a major supplier of picture hanging fasteners and innovative parts within the retail hardware market. The Ook brand’s excellence in this specialty category strengthens Hillman’s position of providing value-added products and services to home centers and hardware retailers.

The Hillman Group

The Company is organized as six separate business segments, the largest of which is (1) The Hillman Group, operating primarily in the United States. The other business segments consist of subsidiaries of the Hillman Group, operating in (2) Canada under the name The Hillman Group Canada, Ltd., (3) Mexico under the name SunSource Integrated Services de Mexico SA de CV, (4) Florida under the name All Points Industries, Inc., (5) Australia under the name The Hillman Group Australia Pty. Ltd. and (6) the U.S. market under the name TagWorks. Retail outlets served by the Hillman business segments include hardware stores, home centers, mass merchants, pet supply stores, grocery stores and drug stores. Through its field sales and service organization, Hillman complements its extensive product selection with value-added services for the retailer.

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

The Company ships its products from 14 strategically located distribution centers in the United States, Australia, Canada and Mexico (See Item 2 – Properties). The Company closed its distribution center in Portland, OR in October 2010 and closed its distribution center in Lacrosse, WI in December 2011. The impact of closing these facilities was not material to Company operations. Customer orders processed from these facilities were shifted to existing facilities in Shafter, CA, East Moline, IL and Forest Park, OH. Hillman utilizes third-party logistics providers to warehouse and ship customer orders in Mexico and Australia. Currently, orders are shipped within 48 hours and, for the year ended December 31, 2011, the Company had a 97.7% order fill rate.

Hillman also manufactures and markets a value-added mix of high-tech and conventional products in two core product categories: key duplication systems and identification systems. The patent-protected Axxess Precision Key Duplication System™ has proven to be a profitable revenue source within Big Box retailers. The technology developed for this key duplicating process utilizes computer aided alignment, indexing and duplication of keys. This system has been placed in over 14,100 retail locations to date and is supported by Hillman sales and service representatives.

In addition, Hillman offers Quick-Tag™, a commercialized, consumer-operated vending system which provides custom engraved specialty items, such as pet identification tags, luggage tags and other engraved identification tags. To date, more than 2,700 Quick-Tag™ machines have been placed in retail locations which are being supported by Hillman’s sales and service representatives.

Products and Suppliers

Hillman currently purchases its products from approximately 534 vendors, the largest of which accounted for approximately 10.0% of the Company’s annual purchases and the top five of which accounted for approximately 29.0% of its annual purchases. About 45.4% of Hillman’s annual purchases are from non-U.S. suppliers, with the balance from U.S. manufacturers and master distributors. The Company’s vendor quality control procedures include on-site evaluations and frequent product testing. Vendors are also evaluated based on delivery performance and the accuracy of their shipments.

Fasteners

Fasteners remain the core of Hillman’s business and the product line encompasses approximately 64,000 stock keeping units (“SKUs”), which management believes to be one of the largest selections among suppliers servicing the hardware retail segment. The fastener line includes standard and specialty nuts, bolts, washers, screws, anchors, and picture hanging items. Hillman offers zinc, chrome, and galvanized plated steel fasteners in addition to stainless steel, brass, and nylon fasteners in this vast line of products. In addition, the Company carries a complete line of indoor and outdoor project fasteners for use with drywall and deck construction.

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

The acquisitions of Ook and Serv-A-Lite Products, Inc. (“Servalite”), which were completed on December 1, 2011 and December 29, 2010, respectively, expanded the Company’s line of picture hanging products, specialty fasteners and electrical parts. It also strengthens our position of providing value-added products and services to home centers and hardware retailers. Hillman management believes that the core competencies developed over time in the management of the fastener product line have enabled Hillman to leverage its scale and expertise to broaden its product offerings efficiently.

Fasteners generated approximately 55.2% of the Company’s total revenues in 2011, as compared to 55.8% in 2010.

Keys and Key Accessories

Hillman designs and manufactures proprietary equipment which forms the cornerstone for the Company’s key duplication business. The Hillman key duplication system is offered in various retail channels including mass merchants, home centers, automotive parts retailers, franchise and independent (“F&I”) hardware stores, and grocery/drug chains; it can also be found in many service-based businesses like parcel shipping outlets.

Hillman markets its key duplication system under two different brands. The Axxess Precision Key Duplication System™ is marketed to national retailers requiring a key duplication program easily mastered by novice associates, while the Hillman Key Program targets the franchise hardware and independent retailers, with a machine that works well in businesses with lower turnover and highly skilled employees. There are over 14,100 Axxess Programs placed in North American retailers including Wal-Mart, Kmart, Sears, The Home Depot, Lowe’s and Menards.

The Precision Laser Key System was introduced in 2007. This system uses a digital optical camera and proprietary software to scan a customer’s key. The system identifies the key and retrieves the key’s specifications, including the appropriate blank and cutting pattern, from a comprehensive database. This technology eliminates the effect of natural wear on the customer’s key by reproducing the original key pattern. Hillman has placed approximately 867 of these new key duplicating systems in North American retailers and management believes that the Company is well-positioned to capitalize on this new technology.

In conjunction with the March 16, 2011 acquisition of Tagworks LLC, an Arizona limited liability company (the “TagWorks Acquisition”), Hillman Group also signed a definitive 17-year agreement with KeyWorks to assign its patent-pending retail key program technology to Hillman Group. This collaboration is expected to provide a unique opportunity to develop a next generation consumer operated key duplicating system.

In 2011, Hillman began market testing the innovative FastKey consumer operated key duplication system. FastKey utilizes technology from the Precision Laser Key System and combines a consumer-friendly vending system which allows retail shoppers to duplicate the most popular home, office and small lock keys. The FastKey System covers a large percentage of the key market and features a unique key sleeve that ensures proper insertion, alignment and duplication of the key. Consumers who attempt to duplicate keys not included in the FastKey system receive a ‘service slip’ identifying their key and referring them to the main Hillman key cutting location within the store. The FastKey market test has demonstrated the ability to increase overall key sales at the store retail level.

In addition to key duplication, Hillman has an exclusive, strategic partnership with Barnes Distribution for the distribution of the proprietary PC+© Code Cutter which produces automobile keys based on a vehicle’s identification number. The Code Cutter machines are marketed to automotive dealerships, auto rental agencies and various companies with truck and vehicle fleets. Since its introduction, over 7,900 PC+© units and 8,300 of the newer Flash Code Cutter units have been sold.

Hillman also markets key accessories in conjunction with its key duplication systems. Popular accessories include the Key Light™, Valet KeyChain, Fanatix™ key identifiers, key coils and key clips. The line of key accessories includes a broad range of products such as key chains, tags, lights, floats, holders, whistles and a host of other miscellaneous complementary items. Additionally, fashion key and accessory programs have been introduced which include DIVA™ and licensed programs featuring NFL, MLB, Disney, Harley Davidson and other popular licensed properties. Hillman has taken the key and key accessory categories from a price sensitive commodity to a fashion driven business and has significantly increased retail pricing and gross margins.

Keys, key accessories and Code Cutter units represented approximately 21.9% of the Company’s total revenues in 2011, as compared to 22.8% in 2010.

Engraving

Quick-Tag™ is a patented, consumer-operated vending system that custom engraves and dispenses specialty products such as pet identification tags, military-style I.D. tags, holiday ornaments and luggage tags. Styles include NFL and NCAA logo military tags. Quick-Tag™ is an easy, convenient means for the consumer to custom engrave tags while shopping at large format retail stores such as Wal-Mart and PETCO. Hillman has placed over 2,700 Quick-Tag™ machines in retail outlets throughout the United States and Canada.

Innovation has played a major role in the development of the Company’s Quick-Tag™ machine. Using an interactive touch screen, customers input information such as a pet name and telephone number, and the system’s proprietary technology engraves the tag in less than two minutes. The Quick-Tag™ system does not require incremental labor and generates high levels of customer satisfaction and attractive margins for the retailer. This custom engraving system generates retail profit per square foot over seven times the typical retail average. In addition to placements in retail outlets, the Company has placed machines inside theme parks such as Disney, Sea World, and Universal Studios.

In 2010, Hillman initiated deliveries of its new FIDO™ engraving system to PETCO. This new engraving program integrates a fun attractive design with a user interface that provides new features for the customer. The individual tag is packaged in a mini cassette and the machine’s mechanism flips the tag to allow engraving on both sides. The user interface features a loveable dog character that guides the customer through the engraving process. Initial reaction to the new machine has been very positive. Hillman has placed approximately 500 FIDO™ systems in PETCO stores as of December 31, 2011.

On March 16, 2011, Hillman Group completed the TagWorks Acquisition. TagWorks provides innovative pet ID tag programs to leading pet products chain retailers using a unique, patent-protected/patent-pending technology and product portfolio. The TagWorks System combines an innovative, consumer-operated machine with an attractive off-board merchandising display. The Tagworks System utilizes laser printing technology and allows the consumer to watch the impressive engraving process. The off-board merchandising allows premium-priced tags to be displayed in store-front locations and is proving effective at increasing the average price per transaction.

Hillman purchases a wide variety of materials and components to manufacture the Axxess Key Duplication, Quick-Tag™, and TagWorks engraving machines, many of which are manufactured to its specifications. Management does not believe that the Company is dependent on any one supplier. The machine components do not generally require proprietary technology. Hillman has identified or used alternate suppliers for its primary sourcing needs.

Engraving products represented approximately 8.2% of the Company’s total revenues in 2011, as compared to 6.3% in 2010.

Letters, Numbers and Signs

Letters, Numbers and Signs (“LNS”) includes utilitarian product lines that target both the homeowner and commercial user. Product lines within this category include individual and/or packaged letters, numbers, signs, safety related products (e.g. 911 signs), driveway markers, and a diversity of sign accessories, such as sign frames.

Hillman markets LNS products under the Hillman Sign Center brand. Through a series of strategic acquisitions, exclusive partnerships, and organic product developments, the Hillman LNS program gives retailers one of the largest product offerings available in this category. This SKU intensive product category is considered a staple for retail hardware departments and is typically merchandised in eight linear feet of retail space containing hundreds of SKUs. In addition to the core product program, Hillman provides its customers with value-added retail support including custom plan-o-grams and merchandising solutions which incorporate a wide variety of space-utilizing merchandisers.

The Hillman LNS program can be found in Big Box retailers, mass merchants, and pet supply accounts. In addition, Hillman has product placement in franchise and independent hardware retailers.

The LNS category represented approximately 6.5% of the Company’s total revenues in 2011, as compared to 7.5% in 2010.

Threaded Rod

Hillman is now a leading supplier of metal shapes and threaded rod in the retail market. The SteelWorks™ threaded rod line includes hot and cold rolled rod, both weld-able and plated, as well as a complete offering of All-Thread rod in galvanized steel, stainless steel, and brass.

The SteelWorks™ program is carried by many top retailers, including Lowe’s, Menards, and Sears, and through cooperatives such as Ace Hardware and True Value. In addition, Hillman is the primary supplier of metal shapes to many wholesalers throughout the country.

Threaded rod generated approximately 6.1% of the Company’s total revenues in 2011, as compared to 6.5% in 2010.

Builder’s Hardware

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

The combination of merchandising, upgraded finishes and product breadth is designed to improve the retailer’s performance. The addition of the Builder’s Hardware product line exemplifies the Company’s strategy of leveraging its core competencies to further penetrate customer accounts with new product offerings. In 2011, the Company expanded the placement of the Hardware Essentials line to customers in the F&I channel. The launch to the F&I channel provided successful conversions in over 300 locations and is driving strong sales performance for retailers.

The Builder’s Hardware category generated approximately 2.0% of the Company’s total revenues in 2011, as compared to 1.1% in 2010.

Markets and Customers

Hillman sells its products to national accounts such as Lowe’s, Home Depot, Wal-Mart, Tractor Supply, Sears, Menards, PetSmart and PETCO. Hillman’s status as a national supplier of proprietary products to Big Box retailers allows it to develop a strong market position and high barriers to entry within its product categories.

Hillman services more than 15,000 F&I retail outlets. These individual dealers are typically members of the larger cooperatives, such as True Value, Ace Hardware, and Do-It-Best. The Company ships directly to the cooperative’s retail locations and also supplies many items to the cooperative’s central warehouses. These central warehouses distribute to their members that do not have a requirement for Hillman’s in-store service. These arrangements reduce credit risk and logistic expenses for Hillman while also reducing central warehouse inventory and delivery costs for the cooperatives.

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

Hillman sells its products to approximately 20,000 customers, the top five of which accounted for approximately 46.1% of its total revenue in 2011. Lowe’s is the single largest customer, representing approximately 23.1% of total revenue, Home Depot is the second largest at approximately 10.7% and Wal-Mart is the third largest at approximately 7.2% of total revenue. No other customer accounted for more than 5.0% of the Company’s total revenue in 2011.

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

As a company, service is the hallmark of Hillman. The national accounts field service organization consists of over 496 employees and 30 field managers focusing on Big Box retailers, pet super stores, large national discount chains and grocery stores. This organization reorders products, details store shelves, and sets up in-store promotions. Many of the Company’s largest customers use electronic data interchange (“EDI”) for handling of orders and invoices.

The Company employs what it believes to be the largest factory direct sales force in the industry. The sales force which consists of 237 people, and is managed by 20 field managers, focuses on the F&I customers. The depth of the sales and service team enables Hillman to maintain consistent call cycles ensuring that all customers experience proper stock levels and inventory turns. This team also builds custom plan-o-grams of displays to fit the needs of any store, as well as establishing programs that meet customers’ requirements for pricing, invoicing, and other needs. This group also benefits from daily internal support from the inside sales and customer service teams. On average, each sales representative is responsible for approximately 49 full service accounts that they call on approximately every two weeks.

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

Competition

The Company’s primary competitors in the national accounts marketplace for fasteners are ITW Inc., Dorman Inc., Crown Bolt LLC., Midwest Fasteners, and the Newell Group. Competition is based primarily on in-store service and price. Other competitors are local and regional distributors. Competitors in the pet tag market are specialty retailers, direct mail order and retailers with in-store mail order capability. The Quick-Tag™ system has patent protected proprietary technology that is a major barrier to entry and preserves this market segment.

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

Employees

As of December 31, 2011, the Company had 2,026 full time and part time employees, none of which were covered by a collective bargaining agreement. In the opinion of management, employee relations are good.

Backlog

The Company does not consider the sales backlog to be a significant indicator of future performance due to the short order cycle of its business. The Company’s sales backlog from ongoing operations was approximately $3.4 million as of December 31, 2011 and approximately $3.2 million as of December 31, 2010.

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

Our business, financial condition and results of operations have and may continue to be affected by various economic factors. The U.S. economy has undergone a period of recession and the future economic environment may continue to be less favorable than that of recent years. The economic slowdown has, and any delay in the recovery could lead to further, reduced consumer and business spending in the foreseeable future, including by our customers. In addition, economic conditions, including decreased access to credit, may result in financial difficulties leading to restructurings, bankruptcies, liquidations and other unfavorable events for our customers, suppliers and other service providers. If such conditions deteriorate in 2012 or through fiscal 2013, our industry, business and results of operations may be severely impacted.

The Company’s business is impacted by general economic conditions in the U.S. and international markets, particularly the U.S. retail markets including hardware stores, home centers, mass merchants, and other retailers. In recent quarters, operations have been negatively impacted by the general downturn in the U.S. economy, including higher unemployment figures, and the contraction of the retail market. Although there have been certain signs of improvement in the economy, general expectations do not call for significant economic growth to return in the near term and may have the effect of reducing consumer spending which could adversely affect our results of operations during the next year.

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

In the past several years, the Company’s business has been adversely affected by the decline in the North American economy, particularly with respect to retail markets including hardware stores, home centers, lumberyards and mass merchants. It is possible this softness will continue or further deteriorate in 2012 or through fiscal 2013. To the extent it persists or deteriorates, there is likely to be an unfavorable impact on demand for Company products which could have a material adverse effect on sales, earnings and cash flows. In addition, due to current economic conditions, it is possible certain customers’ credit-worthiness may erode resulting in increased write-offs of customer receivables.

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

The Company’s three largest customers constituted approximately 41.0% of net sales and 52.0% of the year-end accounts receivable balance for 2011. Each of these customers is a Big Box chain store. As a result, the Company’s results of operations depend greatly on our ability to maintain existing relationships and arrangements with these Big Box chain stores. To the extent the Big Box chain stores are materially adversely impacted by the current economic slowdown, this could have a negative effect on our results of operations. The loss of one of these customers or a material adverse change in the relationship with these customers could have a negative impact on business. The Company’s inability to penetrate new channels of distribution may also have a negative impact on its future sales and business.

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

Exposure to foreign currency risk results because the Company, through its global operations, enters into transactions and makes investments denominated in multiple currencies. The Company’s predominant exposures are in Australian, Canadian, Mexican and Asian currencies, including the Chinese Renminbi (“RMB”). In preparing its financial statements, for foreign operations with functional currencies other than the U.S. dollar, asset and liability accounts are translated at current exchange rates, and income and expenses are translated using weighted-average exchange rates. With respect to the effects on translated earnings, if the U.S. dollar strengthens relative to local currencies, the Company’s earnings could be negatively impacted. The Company does not make a practice of hedging its non-U.S. dollar earnings.

The Company sources many products from China and other Asian countries for resale in other regions. To the extent the RMB or other currencies appreciate with respect to the U.S. dollar, the Company may experience cost increases on such purchases. The RMB appreciated against the U.S. dollar by 4.6% in 2011 and 3.3% in 2010. Significant appreciation of the RMB or other currencies in countries where the Company sources its products could adversely impact profitability. The Company may not be successful at implementing customer pricing or other actions in an effort to mitigate the related cost increases and thus its results of operations may be adversely impacted.

The Company’s results of operations could be negatively impacted by inflation or deflation in the cost of raw materials, freight and energy.

The Company’s products are manufactured of metals, including but not limited to steel, aluminum, zinc, and copper. Additionally, the Company uses other commodity based materials in the manufacture of LNS that are resin based and subject to fluctuations in the price of oil. The Company is also exposed to fluctuations in the price of diesel fuel in the form of freight surcharges on customer shipments and the cost of gasoline used by the field sales and service force. As described in more detail in “Item 7 – Quantitative and Qualitative Disclosures About Market Risk” hereto, the Company has been negatively impacted by commodity and freight inflation in recent years. Continued inflation over a period of years would result in significant increases in inventory costs and operating expenses. If the Company is unable to mitigate these inflation increases through various customer pricing actions and cost reduction initiatives, its financial condition may be adversely affected. Conversely, in the event there is deflation, the Company may experience pressure from its customers to reduce prices. There can be no assurance that the Company would be able to reduce its cost base (through negotiations with suppliers or other measures) to offset any such price concessions which could adversely impact results of operations and cash flows.

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

The process of integrating acquired businesses into the Company’s operations, including the recent Ook Acquisition, may result in unforeseen difficulties and may require a disproportionate amount of resources and management attention, and there can be no assurance that Hillman will be able to successfully integrate acquired businesses into its operations.

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

As a result of the Merger Transaction and the subsequent acquisitions of Servalite, TagWorks and Ook, the Company has $457.4 million of goodwill and $49.9 million of indefinite-lived trade names recorded on its Consolidated Balance Sheet at December 31, 2011. The Company is required to periodically determine if its goodwill or indefinite-lived trade names have become impaired, in which case it would write down the impaired portion of the intangible asset. If the Company were required to write down all or part of its goodwill or indefinite-lived trade names, its net income could be materially adversely affected.

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

The Company has a significant amount of indebtedness. On December 31, 2011, total indebtedness was $621.1 million, consisting of $105.4 million of indebtedness of Hillman and $515.7 million of indebtedness of Hillman Group.

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

In addition, the indenture governing our notes and senior secured credit facilities contain financial and other restrictive covenants that will limit the ability to engage in activities that may be in the Company’s long-term best interests. The failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all outstanding debts.

The decline of general economic conditions in the U.S. capital markets over the past several years has reduced the availability of credit for a number of companies. This may impact our ability to borrow additional funds, if necessary.

Despite current indebtedness levels, the Company and its subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks associated with the Company’s substantial leverage.

The Company and its subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indenture do not fully prohibit the Company or its subsidiaries from doing so. The senior secured credit facilities permit additional borrowing of up to $30 million on the revolving credit facility and all of those borrowings would rank senior to the notes and the guarantees. If new debt is added to our current debt levels, the related risks that the Company and its subsidiaries now face could intensify.

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

The Company cannot assure you that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available under our credit facility in an amount sufficient to enable the Company to pay its indebtedness, including the notes, or to fund its other liquidity needs. The Company may need to refinance all or a portion of its indebtedness, including the notes on or before maturity. The Company cannot assure you that it will be able to refinance any of its indebtedness, including our credit facility and the notes, on commercially reasonable terms or at all.

The failure to meet certain financial covenants required by our credit agreements may materially and adversely affect assets, financial position and cash flows.

Certain of the Company’s credit agreements require the maintenance of a leverage ratio and limit our ability to incur debt, make investments, make dividend payments to holders of the Trust Preferred Securities or undertake certain other business activities. In particular, our maximum allowed leverage requirement is 4.75x, excluding the junior subordinated debentures, as of December 31, 2011. A breach of the leverage covenant, or any other covenants, could result in an event of default under the credit agreements. Upon the occurrence of an event of default under the credit agreements, all amounts outstanding, together with accrued interest, could be declared immediately due and payable by our lenders. If this happens, our assets may not be sufficient to repay in full the payments due under the credit agreements. The current credit market environment and other macro-economic challenges affecting the global economy may adversely impact our ability to borrow sufficient funds or sell assets or equity in order to pay existing debt.

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

All of our indebtedness incurred in connection with the Senior Secured Credit Facilities has variable rate interest. Increases in borrowing rates will increase our cost of borrowing, which may affect our results of operations and financial condition.

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

On the basis of historical financial information, recent operating history and other factors, the Company’s management believes that each guarantor, after giving effect to its guarantee of the notes, will not be insolvent, have unreasonably small capital for the business in which it is engaged or have incurred debts beyond its ability to pay such debts as they mature. The Company’s management can make no assurances as to what standard a court would apply in making these determinations or that a court would agree with our conclusions in this regard.

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

The definition of change of control in the indenture governing the notes includes a phrase relating to the direct or indirect sale, transfer, conveyance or other disposition of “all or substantially all” of our and our restricted subsidiaries’ assets, taken as a whole. Although there is a limited body of case law interpreting the phrase “substantially all”, there is no precise established definition of the phrase under applicable law. Accordingly, the ability of a holder of notes to require us to repurchase such notes as a result of a sale, transfer, conveyance or other disposition of less than all of our restricted subsidiaries’ assets taken as a whole to another person or group may be uncertain. In addition, a recent Delaware Chancery Court decision raised questions about the enforceability of provisions, which are similar to those in the indenture governing the notes, related to the triggering of a change of control as a result of a change in the composition of a board of directors. Accordingly, the ability of a holder of notes to require us to repurchase notes as a result of a change in the composition of our board of directors may be uncertain.

In addition, our credit facility contains, and any future credit agreement likely will contain, restrictions or prohibitions on our ability to repurchase the notes under certain circumstances. If a change of control event occurs at a time when we are prohibited from repurchasing the notes, we may seek the consent of our lenders to purchase the notes or could attempt to refinance the borrowings that contain these prohibitions or restrictions. If we do not obtain our lenders’ consent or refinance these borrowings, we will not be able to repurchase the notes. Accordingly, the holders of the notes may not receive the change of control purchase price for their notes in the event of a sale or other change of control, which will give the trustee and the holders of the notes the right to declare an event of default and accelerate the repayment of the notes.

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

As of December 31, 2011, the notes were effectively junior to $2.1 million of indebtedness and other current liabilities (including trade payables) of our non-guarantor subsidiaries. Our non-guarantor subsidiaries held $21.3 million of our consolidated assets as of December 31, 2011.

Item 1B – Unresolved Staff Comments.

None.

Item 2 – Properties.

The Company’s principal office, manufacturing and distribution properties are as follows:

Location	Approximate Square Footage	Description
Cincinnati, Ohio	248,200	Office, Distribution
Forest Park, Ohio	335,700	Distribution
Tempe, Arizona	186,553	Office, Mfg., Distribution
Flagstaff, Arizona	6,029	Office, Distribution
Jacksonville, Florida	96,500	Distribution
Shafter, California	84,000	Distribution
Lewisville, Texas	80,500	Distribution
Goodlettsville, Tennessee	72,000	Mfg., Distribution
East Moline, Illinois	111,300	Office, Distribution
Pompano Beach, Florida	38,800	Office, Distribution
Miami, Florida	3,000	Office, Distribution
Monterrey, Mexico	13,200	Distribution
Mississauga, Ontario	34,700	Office, Distribution
Melbourne, Australia	15,608	Distribution

With the exception of Goodlettsville, Tennessee, all of the Company’s facilities are leased. In the opinion of management, the Company’s existing facilities are in good condition.

Item 3 – Legal Proceedings.

On November 23, 2011, Steelworks Hardware LLC, the owner of the Steelworks trade mark and a party to a licensing and marketing agreement with Hillman that originated in 2005 and automatically renewed for a three year period beginning in May 2010, filed a complaint against Hillman Group, Ace Hardware Corporation, Lowe’s Companies, Inc., Lowe’s Home Centers, Inc. and True Value Company in the United States District Court for the Northern District of Illinois Eastern Division. The complaint alleged a series of claims against Hillman Group and the other named defendants, including trade mark and trade dress infringement in violation of the Lanham Act, violations of Illinois Consumer Fraud and Unfair Trade Practices Acts and common law breach of contract, conspiracy and tort claims.

On March 20, 2012, the Company agreed to pay $1,635,251 to Steelworks Hardware LLC in full settlement of all alleged claims and plaintiff legal fees in this matter. The settlement cost and plaintiff legal fees were recorded in our consolidated results of operations as of December 31, 2011.

On May 4, 2010, Hy-Ko Products, Inc. filed a complaint against Hillman Group, and Kaba Ilco Corp., a manufacturer of blank replacement keys, in the United States District Court for the Northern District of Ohio Eastern Division, alleging that the defendants engaged in violations of federal and state antitrust laws regarding their business practices relating to automatic key machines and replacement keys. Hy-Ko Products’ May 4, 2010 filing against the Company is based, in part, on the Company’s previously-filed claim against Hy-Ko Products alleging infringement of certain patents of the Company. A claim construction hearing on the Company’s patent infringement claim against Hy-Ko Products occurred in September 2010. A ruling on the claim construction hearing was handed down on November 22, 2011 and was favorable to the Company’s position. A trial date on the patent case is set for the fourth quarter of 2012.

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

Item 4 – Mine Safety Disclosures.

Not Applicable.

PART II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Stock Exchange Listing

The Company’s common stock does not trade and is not listed on or quoted in an exchange or other market. The Trust Preferred Securities trade under the ticker symbol HLM.Pr on the NYSE Amex. The following table sets forth the high and low closing sale prices as reported on the NYSE Amex for the Trust Preferred Securities.

2011	High	Low
First Quarter	$29.60	$28.74
Second Quarter	30.40	29.05
Third Quarter	30.10	26.50
Fourth Quarter	29.99	28.55

2010	High	Low
First Quarter	$27.00	$25.35
Second Quarter	28.74	26.40
Third Quarter	28.90	27.25
Fourth Quarter	29.25	28.07

The Trust Preferred Securities have a liquidation value of $25.00 per security. As of March 5, 2012, there were 462 holders of Trust Preferred Securities. As of March 26, 2012, the total number of Trust Preferred Securities outstanding was 4,217,724. As of March 26, 2012, the Company’s total number of shares of Common Stock outstanding was 5,000, held by one (1) common stockholder.

Distributions

The Company pays interest to the Hillman Group Capital Trust (“the Trust”) on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.2 million per annum in the aggregate. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. For the years ended December 31, 2011 and 2010, the Company paid $12.2 million and $12.2 million per year, respectively, in interest on the Junior Subordinated Debentures, which was equivalent to the amounts distributed by the Trust for the same periods.

Pursuant to the indenture that governs the Trust Preferred Securities, the Trust is able to defer distribution payments to holders of the Trust Preferred Securities for a period that cannot exceed 60 months (the “Deferral Period”). During the Deferral Period, the Company is required to accrue the full amount of all interest payable, and such deferred interest payments are immediately payable by the Company at the end of the Deferral Period. There were no deferrals of distribution payments to holders of the Trust Preferred Securities in 2011 or 2010.

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

Issuer Purchases of Equity Securities

The Company made no repurchases of its equity securities during 2011.

Item 6 – Selected Financial Data.

As a result of the Merger Transaction, the Company’s operations for the periods presented subsequent to the May 28, 2010 acquisition by an affiliate of OHCP, certain members of management and Board of Directors are referenced herein as the Successor or Successor Operations and include the effects of the Company’s debt refinancing. The Company’s operations for the periods presented prior to the Merger Transaction are referenced herein as the Predecessor or Predecessor Operations.

The following table sets forth selected consolidated financial data of the Predecessor as of and for the five months ended May 28, 2010 and the years ended December 31, 2009, 2008 and 2007; and consolidated financial data of the Successor as of and for the year ended December 31, 2011 and the seven months ended December 31, 2010. See the accompanying Notes to Consolidated Financial Statements and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information regarding the acquisition of the Company by an affiliate of OHCP and the Company’s debt refinancing as well as other acquisitions that affect comparability.

	Successor		Predecessor
(dollars in thousands)	Year Ended	Seven Months Ended	Five Months Ended	Year Ended December 31,
	12/31/11	12/31/10	5/28/10	2009	2008	2007
Income Statement Data:
Net sales	$506,526	$276,680	$185,716	$458,161	$481,923	$445,628
Cost of Sales (exclusive of depreciation and amortization)	252,491	136,554	89,773	224,642	244,647	215,733
Acquisition and integration expense	2,805	11,150	11,342	—	—	—
Net loss	(9,779)	(8,038)	(25,208)	(1,230)	(1,165)	(7,922)

Balance Sheet Data at December 31:
Total assets	$1,127,851	$1,052,778	N/A	$628,481	$650,677	$660,358
Long-term debt & capital lease obligations (1)	315,709	300,714	N/A	208,163	253,069	281,800
10.875% Senior Notes	200,000	150,000	N/A	—	—	—
Mandatorily redeemable preferred stock	—	—	N/A	111,452	100,146	89,773
Management purchased preferred options	—	—	N/A	6,617	6,016	5,298

(1)	Includes current portion of long-term debt and capitalized lease obligations.
(2)	Acquisition and integration expenses for investment banking, legal and other professional fees incurred in connection with the Merger Transaction.

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

These forward-looking statements are not historical facts, but rather are based on management’s current expectations, assumptions and projections about future events. Although management believes that the expectations, assumptions and projections on which these forward-looking statements are based are reasonable, they nonetheless could prove to be inaccurate, and as a result, the forward-looking statements based on those expectations, assumptions and projections also could be inaccurate. Forward-looking statements are not guarantees of future performance. Instead, forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause the Company’s strategy, planning, actual results, levels of activity, performance, or achievements to be materially different from any strategy, planning, future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Actual results could differ materially from those currently anticipated as a result of a number of factors, including the risks and uncertainties discussed under the caption “Risk Factors” set forth in Item 1A of this annual report. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements.

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

General

Hillman is one of the largest providers of hardware-related products and related merchandising services to retail markets in North America. The Company’s principal business is operated through its wholly-owned subsidiary, The Hillman Group, Inc. (the “Hillman Group”) which had net sales of approximately $506.5 million in 2011. The Hillman Group sells its products to hardware stores, home centers, mass merchants, pet supply stores, and other retail outlets principally in the United States, Australia, Canada, Mexico, Latin America and the Caribbean. Product lines include thousands of small parts such as fasteners and related hardware items; threaded rod and metal shapes; keys, key duplication systems and accessories; builder’s hardware; and identification items, such as tags and letters, numbers, and signs. The Company supports its product sales with value added services including design and installation of merchandising systems and maintenance of appropriate in-store inventory levels.

Merger Transaction

On May 28, 2010, Hillman was acquired by affiliates of OHCP and certain members of Hillman’s management and Board of Directors. Pursuant to the terms and conditions of an Agreement and Plan of Merger dated as of April 21, 2010, the Company was merged with an affiliate of OHCP with the Company surviving the Merger Transaction. As a result of the Merger Transaction, Hillman is a wholly-owned subsidiary of OHCP HM Acquisition Corp. (“Holdco”). The total consideration paid in the Merger Transaction was $832.7 million which includes $11.5 million for the Quick Tag license and related patents, repayment of outstanding debt and the net value of the Company’s outstanding junior subordinated debentures ($105.4 million liquidation value, net of $3.3 million in trust common securities, at the time of the merger).

Prior to the Merger Transaction, affiliates of CHS owned 49.3% of the Company’s outstanding common stock and 54.6% of the Company’s voting common stock, OTPP owned 28.0% of the Company’s outstanding common stock and 31.0% of the Company’s voting common stock and HarbourVest Partners VI owned 8.7% of the Company’s outstanding common stock and 9.7% of the Company’s voting common stock. Certain current and former members of management owned 13.7% of the Company’s outstanding common stock and 4.4% of the Company’s voting common stock. Other investors owned 0.3% of the Company’s common stock and 0.3% of the Company’s voting common stock.

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

Concurrently with the acquisition of the Company on May 28, 2010, Hillman Group issued $150.0 million aggregate principal amount of its senior notes due 2018 (the “10.875% Senior Notes”). On March 16, 2011, Hillman Group completed an offering of $50.0 million aggregate principal amount of its 10.875% Senior Notes. Hillman Group received a premium of $4.625 million on the $50.0 million 10.875% Senior Notes offering. The 10.875% Senior Notes are guaranteed by Hillman Companies, Hillman Investment Company and all of the domestic subsidiaries of Hillman Group. Hillman Group pays interest on the 10.875% Senior Notes semi-annually on June 1 and December 1 of each year.

The Senior Facilities contain financial and operating covenants. These covenants require the Company to maintain certain financial ratios, including a leverage ratio. These debt agreements provide for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, cross-defaults, bankruptcy events, failure to pay judgments, attachment of its assets, change of control and the issuance of an order of dissolution. Certain of these events of default are subject to notice and cure periods or materiality thresholds. The occurrence of an event of default permits the lenders under the Senior Facilities to accelerate repayment of all amounts due.

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

Effective April 18, 2011, the Company completed an amendment to the credit agreement governing its Senior Facilities. The Senior Facilities amendment eliminated the total leverage and interest coverage covenants and reduced the secured leverage covenant to 4.75x with no future step downs. The term loan pricing was modified to reduce the Eurodollar Margin and the Base Rate Margin by 25 basis points and reduce the floor on Eurodollar and Base Rate Loans by an additional 25 basis points. In connection with the amendment to the credit agreement, the Company incurred loan discount costs of $1.25 million. As the modification of the Senior Facilities agreement was not substantial, the unamortized loan discount and debt issuance costs will be amortized over the term of the amended Senior Facilities. The Company was in compliance with all provisions and covenants of the amended Senior Facilities as of December 31, 2011.

Effective November 4, 2011, the Company entered into a Joinder Agreement to its credit agreement under the existing Senior Facilities (the “Incremental Facility”). The Incremental Facility increased the aggregate term loan commitments available to Hillman Group under the Senior Facilities by $30 million. In connection with the Incremental Facility, the Company incurred loan discount costs of $0.75 million. As the modification of the Senior Facilities agreement was not substantial, the unamortized loan discount costs will be amortized over the term of the amended Senior Facilities. The aggregate principal amount of commitments under the Senior Facilities, after giving effect to the Incremental Facility, is $350 million. The Company used the proceeds for general corporate purposes.

On June 24, 2010, the Company entered into a forward Interest Rate Swap Agreement (“2010 Swap”) with a two-year term for a notional amount of $115.0 million. The effective date of the 2010 Swap was May 31, 2011 and its termination date is May 31, 2013. The 2010 Swap fixes the interest rate at 2.47% plus the applicable interest rate margin.

The 2010 Swap was initially designated as a cash flow hedge. Effective April 18, 2011, the Company executed the second amendment to the credit agreement which modified the interest rate on the Senior Facilities. The critical terms for the 2010 Swap no longer matched the terms of the amended Senior Facilities and the 2010 Swap was de-designated.

Acquisitions

On December 29, 2010, the Hillman Group entered into a Stock Purchase Agreement (the “Agreement”) by and among Serv-A-Lite Products, Inc. (“Servalite”), Thomas Rowe, Mary Jennifer Rowe, and the Hillman Group, whereby the Hillman Group acquired all of the equity interest of Servalite. The aggregate purchase price was $21.3 million paid in cash at closing. Servalite has a broad offering of fasteners and ‘hard to find’ parts which are sold primarily into the retail hardware market. Servalite’s breadth of product in specialty fasteners and electrical parts strengthens Hillman’s position of providing value-added products and services to hardware retailers. On March 31, 2011, Servalite was merged with and into Hillman Group, with Hillman Group as the surviving entity.

On March 16, 2011, Hillman Group completed the TagWorks Acquisition for an initial purchase price of approximately $40.0 million in cash. In addition, subject to fulfillment of certain conditions, Hillman Group paid additional consideration of $12.5 million to the sellers of TagWorks on October 31, 2011, and will pay an additional earn-out payment of $12.5 million in 2012. In conjunction with this agreement, Hillman Group entered into an agreement with KeyWorks, a company affiliated with TagWorks, to assign its patent-pending retail key program technology to Hillman Group. The closing of the TagWorks Acquisition occurred concurrently with the closing of the new notes offering. Effective December 31, 2011, TagWorks was merged with and into Hillman Group, with Hillman Group as the surviving entity.

On December 1, 2011, the Hillman Group purchased certain assets of Micasa, a Miami, Florida based producer of the Ook brand of picture hangers and related products pursuant to the Ook Acquisition. The initial purchase price of the Ook Acquisition was approximately $15.3 million paid in cash at closing. The closing purchase price is subject to post closing adjustments for certain changes in the working capital obtained in the Ook Acquisition as provided in the purchase agreement.

In addition, subject to fulfillment of certain conditions provided in the purchase agreement, Hillman Group will pay Micasa an additional undiscounted contingent consideration of up to $6.0 million in March 2013. The March 2013 additional consideration is contingent on achieving a defined earnings target.

Product Revenues

The following is revenue based on products for the Company’s significant product categories (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2011	Seven Months Ended December 31, 2010	Five Months Ended May 28, 2010	Year Ended December 31, 2009
Net sales
Keys	$85,410	$48,897	$32,716	$78,012
Engraving	41,734	17,038	12,242	35,518
Letters, numbers and signs	33,079	22,026	12,859	34,287
Fasteners	279,564	154,319	103,457	253,703
Threaded rod	31,135	17,360	12,471	30,118
Code cutter	3,312	1,844	1,377	3,353
Builders hardware	10,080	3,137	1,753	3,832
Other	22,212	12,059	8,841	19,338

Consolidated net sales	$506,526	$276,680	$185,716	$458,161

Results of Operations

Sales and Profitability for the year ended December 31, 2011, the seven months ended December 31, 2010 and the five months ended May 28, 2010:

	Successor				Predecessor
	Year ended		Seven Months ended		Five Months ended
	December 31, 2011		December 31, 2010		May 28, 2010
(dollars in thousands)		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total
Net sales	$506,526	100.0%	$276,680	100.0%	$185,716	100.0%
Cost of sales (exclusive of depreciation and amortization shown below)	252,491	49.8%	136,554	49.4%	89,773	48.3%
Selling	85,326	16.8%	45,883	16.6%	33,568	18.1%
Warehouse & delivery	55,063	10.9%	30,470	11.0%	19,945	10.7%
General & administrative	29,377	5.8%	14,407	5.2%	10,284	5.5%
Stock compensation expense	—	—%	—	—%	19,053	10.3%
Acquisition and integration	2,805	0.6%	11,150	4.0%	11,342	6.1%
Depreciation	21,333	4.2%	11,007	4.0%	7,283	3.9%
Amortization	20,717	4.1%	10,669	3.9%	2,678	1.4%
Management and transaction fees to related party	110	0.0%	—	—%	438	0.2%

Other (income) expense, net	851	0.2%	(145)	(0.1%)	114	0.1%

Income (loss) from operations	38,453	7.6%	16,685	6.0%	(8,762)	(4.7%)

Interest expense	40,679	8.0%	20,712	7.5%	8,327	4.5%
Interest expense on mandatorily redeemable preferred stock & management purchased preferred options	—	—%	—	—%	5,488	3.0%
Interest expense on junior subordinated debentures	12,610	2.5%	7,356	2.7%	5,254	2.8%
Investment income on trust common securities	(378)	(0.1%)	(220)	(0.1%)	(158)	(0.1%)

Loss before taxes	(14,458)	(2.9%)	(11,163)	(4.0%)	(27,673)	(14.9%)

Income tax benefit	(4,679)	(0.9%)	(3,125)	(1.1%)	(2,465)	(1.3%)

Net loss	$(9,779)	(1.9%)	$(8,038)	(2.9%)	$(25,208)	(13.6%)

Current Economic Conditions

The U.S. economy has undergone a period of recession and the future economic environment may continue to be less favorable than that of recent years prior to this period of recession. This slowdown has reduced the annual level of consumer and business spending, including the spending by our customers. In addition, the less favorable economic conditions of recent years, including decreased access to credit, may result in financial difficulties leading to restructurings, bankruptcies, liquidations and other unfavorable events for our customers, suppliers and other service providers. If such conditions continue or further deteriorate in 2012 or through fiscal 2013, our industry, business and results of operations may be severely impacted.

The Company’s business is impacted by general economic conditions in the U.S. and international markets, particularly the U.S. retail markets including hardware stores, home centers, mass merchants, and other retailers. In recent quarters, operations have been negatively impacted by the general downturn in the U.S. economy, including higher unemployment figures, and the contraction of the retail market. Recently, there have been certain signs of improvement in economic activity, however, conditions are not expected to improve significantly in the near term. While recent economic growth reports are good news, there still exists concern about downside risk to future growth and the high unemployment rate. These factors may have the effect of reducing consumer spending which could adversely affect our results of operations during the next year.

The Company is sensitive to inflation or deflation present in the economies of the United States and foreign suppliers located primarily in Taiwan and China. In the second half of 2008 and during the first half of 2009, national and international economic difficulties began a reversal of the trend of rising costs for our products and commodities used in the manufacture of our products, including a decrease in the cost of oil and diesel fuel. During the second half of 2009 and throughout most of 2010 and 2011, the Company has seen an end to decreasing costs and, in certain instances, moderate increases in the costs for our products and the most critical commodities used in the manufacture of our products. Additionally, unfavorable exchange rate fluctuations have increased the costs for many of our products. The Company took pricing action in the first half of 2011 in an attempt to offset a portion of the product cost increases. While inflation and resulting cost increases over a period of years would result in significant increases in inventory costs and operating expenses, the opposite is true when exposed to a prolonged period of cost decreases. The ability of the Company’s operating divisions to institute price increases and seek price concessions, as appropriate, is dependent on competitive market conditions.

Successor Year Ended December 31, 2011 vs Predecessor Five Month Period of January 1 – May 28, 2010

Revenues

Successor net sales for the year ended December 31, 2011 (“2011 twelve month period”) were $506.5 million, or $2.03 million per shipping day. The net sales for the Predecessor period of January 1 – May 28, 2010 (the “2010 five month period”) were $185.7 million, or $1.77 million per shipping day. The increase in revenues of $320.8 million was directly attributable to comparing operating results of 249 shipping days in the 2011 twelve month period compared to operating results from 105 shipping days in the 2010 five month period. The sales per shipping day of $2.03 million in the 2011 twelve month period were approximately 14.7% higher than the sales per shipping day of $1.77 million in the 2010 five month period. The increase in sales per day for the 2011 twelve month period was the result of including the incremental sales from the acquisitions of Servalite, TagWorks, and Ook together with higher seasonal sales per day during the June through December period in the twelve months of 2011 compared to the average sales per day for the January to May 2010 period.

Expenses

Operating expenses for the year ended December 31, 2011 were $214.7 million compared to $104.6 million for the period of January 1 – May 28, 2010. The increase in operating expenses for the year ended December 31, 2011 is primarily due to the longer 249 day ship period for the year of 2011 compared to the 105 day ship period in the 2010 five month period The following changes in underlying trends also impacted the change in operating expenses:

•

The Company’s cost of sales percentage (excluding depreciation and amortization) was 49.8% in the 2011 twelve month period compared to 48.3% in the 2010 five month period. The rate increase in the 2011 twelve month period is the result of an unfavorable sales product mix and the impact of cost increases in certain commodities used in our products, particularly steel, copper, nickel and zinc. The Company initiated pricing action in the first half of 2011 to recover a portion of the increased product costs.

•

Selling expense was $85.3 million, or 16.8% of net sales in 2011 twelve month period compared to $33.6 million, or 18.1% of net sales in the 2010 five month period. When expressed as a percentage of sales, the costs for service reps, employee benefits, and new displays were lower in the 2011 twelve month period than the 2010 five month period.

•

Warehouse and delivery expense was $55.1 million, or 10.9% of net sales, in the 2011 twelve month period compared to $19.9 million, or 10.7% of net sales, in the 2010 five month period. Freight expense, the largest component of warehouse and delivery expense, increased from 4.3% of net sales in the 2010 five month period to 4.6% of net sales in the 2011 twelve month period.

•

Stock compensation expenses from stock options granted under the 2004 Common Stock Option Plan of the Predecessor resulted in a charge of $19.1 million in the 2010 five month period. The change in the fair value of the Class B Common Stock is included in stock compensation expense and this resulted in an additional charge of $13.9 million. The significant increase in the fair value of the Class B Common Stock in this predecessor period resulted from the acquisition price paid by OHCP for the Company. In addition, a stock compensation charge of $3.7 million was recorded for the increase in the fair value of the common stock options. There was no stock compensation expense recorded for year ended December 31, 2011.

•

Acquisition and integration expense of $11.3 million in the 2010 five month period represents one-time charges for investment banking, legal and other expenses incurred in connection with the Merger Transaction. The Company incurred $2.8 million for the year 2011 for banking, legal and other professional fees incurred in connection with the Merger Transaction, Servalite acquisition, TagWorks Acquisition, Ook Acquisition and start-up of operations for Hillman Australia.

•

Depreciation expense was $21.3 million in the 2011 twelve month period compared to $7.3 million in the 2010 five month period, or an estimated annual amount of $17.5 million. The annual amount of depreciation expense in the 2011 twelve month period was the result of the increase in fixed assets subject to depreciation acquired in the acquisitions of Servalite and TagWorks.

•

Amortization expense was $20.7 million for the year ended December 31, 2011. The amortization expense was $2.7 million in the 2010 five month period, or an estimated annualized rate of approximately $6.4 million. The higher estimated annual amount of amortization expense in the year of 2011 was the result of the increase in intangible assets subject to amortization acquired in the acquisitions of Servalite, TagWorks and Ook.

•

Interest expense was $40.7 million in the year ended December 31, 2011, compared to $8.3 million in the 2010 five month period, or an estimated annual rate of $20.0 million. The increase in interest expense for the year of 2011 was primarily the result of the higher level of debt outstanding as a result of the Merger Transaction, the TagWorks Acquisition and the Ook Acquisition.

•

The Successor incurred no interest expense on mandatorily redeemable preferred stock and management purchased options as a result of their redemption in connection with the Merger Transaction. The interest expense on these securities was $5.5 million for the 2010 five month period.

Successor Year Ended December 31, 2011 vs Successor Seven Month Period of May 28 to December 31, 2010

Revenues

Net sales for the Successor period of May 28 – December 31, 2010 (the “2010 seven month period”) were $276.7 million, or $1.92 million per shipping day, compared to net sales for the year ended December 31, 2011 of $506.5 million, or $2.03 million per shipping day. The increase in revenues of $229.8 million for the 2011 twelve month period was directly attributable to comparing operating results of 249 shipping days in 2011 to the results from 144 shipping days in the 2010 seven month period. The increase in sales per day for the 2011 twelve month period was the result of including the incremental sales from the acquisitions of Servalite, TagWorks, and Ook which were partially offset by the high seasonal sales per day during the June through December period in the seven months of 2010 compared to the average sales per day for the January to December 2011 period.

Expenses

Operating expenses for the year ended December 31, 2011 were $214.7 million compared to $123.6 million for the period of May 28 – December 31, 2010. The increase in operating expenses for the year ended December 31, 2011 is primarily due to the longer 249 day ship period for the year of 2011 compared to the 144 day ship period in the 2010 seven month period The following changes in underlying trends also impacted the change in operating expenses:

•

The Company’s cost of sales percentage (excluding depreciation and amortization) was 49.8% in the 2011 twelve month period compared to 49.4% in the 2010 seven month period. The rate increase in the 2011 twelve month period is the result of an unfavorable sales product mix and the impact of cost increases in certain commodities used in our products, particularly steel, copper, nickel and zinc. The Company initiated pricing action in the first half of 2011 to recover a portion of the increased product costs.

•

Selling expense was $85.3 million, or 16.8% of net sales in 2011 twelve month period compared to $45.9 million, or 16.6% of net sales in the 2010 seven month period. When expressed as a percentage of sales, the costs for service reps, employee benefits, and new displays were comparable in the 2011 twelve month period to the 2010 seven month period.

•	Warehouse and delivery expense was $30.5 million, or 11.0% of net sales, in the 2010 seven month period compared to $55.1 million, or 10.9% of net sales in the year of 2011.

•

Acquisition and integration expense of $11.2 million in the 2010 seven month period represents one-time charges for legal, professional, diligence and other expenses incurred by the Successor in connection with the Merger Transaction. The Company incurred $2.8 million for the year 2011 for banking, legal and other professional fees incurred in connection with the Merger Transaction, Servalite acquisition, TagWorks Acquisition, Ook acquisition and start-up of operations for Hillman Australia.

•

Amortization expense was $20.7 million for the year ended December 31, 2011. Amortization expense was $10.7 million in the 2010 seven month period, or an estimated annualized rate of approximately $18.3 million. The higher annual rate of amortization expense for the 2011 twelve month period was due to the increase in intangible assets subject to amortization acquired as a result of the Servalite, TagWorks, and Ook acquisitions.

•

Interest expense was $40.7 million in the year ended December 31, 2011, compared to $20.7 million in the 2010 seven month period, or an estimated annual rate of $35.5 million. The increase in interest expense for the year of 2011 was primarily the result of the higher level of debt outstanding as a result of the Merger Transaction, the TagWorks Acquisition and the Ook Acquisition.

Results of Operations (continued)

Sales and Profitability for the seven months ended December 31, 2010, five months ended May 28, 2010 and the year ended December 31, 2009:

	Successor		Predecessor
	Seven Months ended		Five Months ended		Year ended
	December 31, 2010		May 28, 2010		December 31, 2009
(dollars in thousands)		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total
Net sales	$276,680	100.0%	$185,716	100.0%	$458,161	100.0%
Cost of sales (exclusive of depreciation and amortization shown below)	136,554	49.4%	89,773	48.3%	224,642	49.0%
Selling	45,883	16.6%	33,568	18.1%	77,099	16.8%
Warehouse & delivery	30,470	11.0%	19,945	10.7%	48,496	10.6%
General & administrative	14,407	5.2%	10,284	5.5%	24,818	5.4%
Stock compensation expense	—	—%	19,053	10.3%	8,737	1.9%
Acquisition and integration	11,150	4.0%	11,342	6.1%	—	—%
Depreciation	11,007	4.0%	7,283	3.9%	16,993	3.7%
Amortization	10,669	3.9%	2,678	1.4%	6,912	1.5%
Management and transaction fees to related party	—	—%	438	0.2%	1,010	0.2%

Other (income) expense	(145)	(0.1%)	114	0.1%	120	0.0%

Income (loss) from operations	16,685	6.0%	(8,762)	(4.7%)	49,334	10.8%

Interest expense	20,712	7.5%	8,327	4.5%	15,521	3.4%
Interest expense on mandatorily redeemable preferred stock & management purchased preferred options	—	—%	5,488	3.0%	12,312	2.7%
Interest expense on junior subordinated debentures	7,356	2.7%	5,254	2.8%	12,820	2.8%
Investment income on trust common securities	(220)	(0.1%)	(158)	(0.1%)	(378)	(0.1%)

(Loss) income before taxes	(11,163)	(4.0%)	(27,673)	(14.9%)	9,059	2.0%

Income tax (benefit) provision	(3,125)	(1.1%)	(2,465)	(1.3%)	10,289	2.2%

Net loss	$(8,038)	(2.9%)	$(25,208)	(13.6%)	$(1,230)	(0.3%)

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

Expenses

Operating expenses for the period of January 1 – May 28, 2010 were $104.6 million compared to $184.1 million for the year ended December 31, 2009. The decrease in operating expenses is primarily due to the shorter 105 day ship period in the 2010 five month period which provided certain favorable operating expense variances as compared to the 249 day ship period for the year of 2009. The following changes in underlying trends also impacted the change in operating expenses:

•

The Company’s cost of sales percentage (excluding depreciation and amortization) was 48.3% in the 2010 five month period compared to 49.0% for the year ended December 31, 2009. The Company experienced a significant increase in the unit cost of inventory during most of 2008 as a result of increases in related commodities used in our products such as steel, zinc, nickel, aluminum, copper and plastics. The higher unit costs negatively impacted gross profit during the first half of 2009 as the higher unit cost product sold through inventory. In 2009, commodity prices moderated and, in particular, the cost of steel based fasteners sourced primarily from Taiwan and China returned to the levels prior to the significant price increases seen in 2008. The lower cost of sales percentage in the first five months of 2010 benefited from the lower product costs experienced in the second half of 2009.

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

•

Interest expense was $8.3 million in the 2010 five month period compared to $15.5 million for year ended December 31, 2009. The 2010 five month period included a $1.6 million interest charge for the termination of the Interest Rate Swap Agreement entered into by the Company on August 29, 2008 (the “2008 Swap”).

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

Expenses

Operating expenses for the 2010 seven month period ended December 31, 2010 were $123.6 million compared to $184.1 million for the year ended December 31, 2009. The decrease in operating expenses is primarily due to the 144 day shipping period in the 2010 seven month period as compared to the 249 day shipping period in the twelve months of 2009. The following changes in underlying trends also impacted the change in operating expenses:

•

The Company’s cost of sales percentage (excluding depreciation and amortization) was 49.4% in the 2010 seven month period compared to 49.0% for the year ended December 31, 2009. The Company experienced a moderate increase in the unit cost of its products during the last seven months of 2010. The increases came in related commodities used in our products such as steel, zinc, nickel, aluminum, copper and plastics. The higher unit cost of our products negatively impacted gross profit in the 2010 seven month period. In 2009, commodity prices moderated from the high points experienced in 2008 and average product costs decreased during that period of time.

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

Income Taxes

Successor Year Ended December 31, 2011, Successor Seven Month Period Ended December 31, 2010, and Predecessor Five Month Period Ended May 28, 2010

The effective income tax rates were 32.4% for the twelve month successor period ended December 31, 2011, 28.0% for the seven month successor period ended December 31, 2010, and 8.9% for the five month predecessor period ended May 28, 2010. The change in the effective income tax rate differed from the federal statutory rate in the twelve month successor period ended December 31, 2011 and in the seven month successor period ended December 31, 2010 primarily due to the increase in the valuation reserve recorded against certain deferred tax assets in addition to the effect of state rates. The change in the effective income tax rate differed from the federal statutory rate in the five month predecessor period ended May 28, 2010 primarily due to the effect of nondeductible interest on mandatorily redeemable preferred stock and nondeductible stock based compensation expense in addition to the effect of state rates. See Note 6, Income Taxes, of Notes to Consolidated Financial Statements for income taxes and disclosures related to 2011 and 2010 income tax events.

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

Liquidity and Capital Resources

Cash Flows

The statements of cash flows reflect the changes in cash and cash equivalents for the year ended December 31, 2011 (Successor), the seven months ended December 31, 2010 (Successor), the five months ended May 28, 2010 (Predecessor) and the year ended December 31, 2009 (Predecessor) by classifying transactions into three major categories: operating, investing and financing activities. The cash flows from the Merger Transaction are separately discussed below.

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

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2011 of $24.2 million was generated by the net loss of $9.8 million adjusted for non-cash charges of $40.7 million for depreciation, amortization, dispositions of equipment, deferred taxes, deferred financing, and other non-cash interest which was partially offset by cash related adjustments of $6.7 million for routine operating activities represented by changes in inventories, accounts receivable, accounts payable, accrued liabilities and other assets. In 2011, routine operating activities used cash for an increase in inventories of $2.2 million, accounts receivable of $4.4 million and other assets of $3.3 million. Accounts payable, accrued liabilities and other items accounted for the remaining $3.2 million increase of cash provided by operating activities.

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

Investing Activities

Net cash used for investing activities was $73.5 million for the year ended December 31, 2011. The Company used $40.3 million for the TagWorks Acquisition and $15.3 million for the Ook Acquisition. Capital expenditures for the year totaled $17.9 million, consisting of $8.8 million for key duplicating machines, $4.5 million for engraving machines, $3.4 million for computer software and equipment and $1.2 million for plant equipment and other equipment purchases.

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

Financing Activities

Net cash provided by financing activities was $53.8 million for the year ended December 31, 2011. The borrowings on senior notes and senior term loans provided $81.3 million, net of financing fees, which was used primarily for the acquisitions discussed in investing activities and other Company purposes. During 2011, the Company used cash to make payments of $12.5 million for additional acquisition consideration, $12.0 million on the revolving credit loans and $3.0 million for principal payments on the senior term loans.

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

The Company’s working capital (current assets minus current liabilities) position of $123.2 million as of December 31, 2011, represents an increase of $2.8 million from the December 31, 2010 level of $120.4 million as follows:

(dollars in thousands)

Amount
Increase in cash and cash equivalents	$4,442
Increase in accounts receivable, net	7,055
Increase in inventories, net	6,274
Increase in other current assets	2,382
Decrease in deferred taxes	531
Increase in accounts payable	(2,849)
Increase in senior term loans & capital lease obligations	(301)
Increase in additional acquisition consideration	(12,387)
Decrease in accrued salaries and wages	450
Increase in accrued pricing allowances	(373)
Decrease in accrued income and other taxes	(214)
Increase in accrued interest	(794)
Decrease in other accrued liabilities	(1,445)

Net increase in working capital for the year ended December 31, 2011	$2,771

Contractual Obligations

The Company’s contractual obligations in thousands of dollars as of December 31, 2011 are summarized below:

Contractual Obligations		Payments Due
	Total	Less Than One Year	1 to 3 Years	3 to 5 Years	More Than Five Years
Junior Subordinated Debentures (1)	$115,411	$—	$—	$—	$115,411
Long Term Senior Term Loans	315,575	3,200	6,400	305,975	—
10.875% Senior Notes	200,000	—	—	—	200,000
Additional Acquisition Consideration	12,387	12,387	—	—	—
KeyWorks Licensing Agreement	3,720	466	883	821	1,550
Interest payments (2)	208,663	37,503	74,574	65,219	31,367
Operating Leases	38,898	8,000	9,307	5,637	15,954
Deferred Compensation Obligations	3,754	364	728	728	1,934
Capital Lease Obligations	151	38	66	47	—
Purchase Obligations	525	350	175	—	—
Other Long Term Obligations	2,354	1,084	1,016	254	—
Uncertain Tax Position Liabilities	4,440	1,438	—	—	3,002

Total Contractual Cash Obligations (3)	$905,878	$64,830	$93,149	$378,681	$369,218

(1)	The junior subordinated debentures liquidation value is approximately $108,704.
(2)	Interest payments for Long Term Senior Term Loans and the 10.875% Senior Notes. Interest payments on the variable rate Long Term Senior Term Loans were calculated using the actual interest rate of 5.0% as of December 31, 2011, excluding possible impact of 2010 Swap. Interest payments on the 10.875% Senior Notes were calculated at their fixed rate.
(3)	All of the contractual obligations noted above are reflected on the Company’s consolidated balance sheet as of December 31, 2011 except for the interest payments and operating leases.

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

Borrowings

As of December 31, 2011, the Company had $25.5 million available under its secured credit facilities. The Company had approximately $315.7 million of outstanding debt under its secured credit facilities at December 31, 2011, consisting of $315.6 million in term loans and $0.1 million in capitalized lease obligations. The term loans consisted of $315.6 million in Term B-2 Loans at a three (3) month LIBOR rate plus margin of 5.0%. The capitalized lease obligations were at various interest rates.

At December 31, 2011 and 2010, the Company borrowings were as follows:

	December 31, 2011			December 31, 2010
(dollars in thousands)	Facility Amount	Outstanding Amount	Interest Rate	Facility Amount	Outstanding Amount	Interest Rate

Term B-1 Loan		$—	—		$—	—
Term B-2 Loan		315,575	5.00%		288,550	5.50%

Total Term Loans		315,575			288,550
Revolving credit facility	$30,000	—	5.50%	$30,000	12,000	5.50%
Capital leases & other obligations		134	various		164	various

Total secured credit		315,709			300,714
10.875% senior notes		200,000	10.875%		150,000	10.875%

Total borrowings		$515,709			$450,714

On May 28, 2010, the Company and certain of its subsidiaries closed the Senior Facilities, consisting of a $290 million term loan and a $30 million Revolver. The term loan portion of the Senior Facilities has a six year term and the Revolver has a five year term. The Senior Facilities provide borrowings at interest rates based on a EuroDollar rate plus a margin of 3.75%, or a base rate plus a margin of 2.75%. The EuroDollar rate is subject to a minimum floor of 1.75% and the Base Rate is subject to a minimum floor of 2.75%.

Concurrently with the acquisition of the Company on May 28, 2010, Hillman Group issued $150 million aggregate principal amount of its 10.875% Senior Notes. On March 16, 2011, Hillman Group completed an offering of $50 million aggregate principal amount of its 10.875% Senior Notes. Hillman Group received a premium of $4.625 million on the $50.0 million 10.875% Senior Notes offering. The 10.875% Senior Notes are guaranteed by Hillman Companies, Hillman Investment Company and all of the domestic subsidiaries of Hillman Group. Hillman Group pays interest on the 10.875% Senior Notes semi-annually on June 1 and December 1 of each year.

Effective April 18, 2011, the Company completed an amendment to the credit agreement governing its Senior Facilities. The Senior Facilities amendment eliminated the total leverage and interest coverage covenants and reduced the secured leverage covenant to 4.75x with no future step downs. The term loan pricing was modified to reduce the Eurodollar Margin and the Base Rate Margin by 25 basis points and reduce the floor on Eurodollar and Base Rate Loans by an additional 25 basis points. In connection with the amendment to the credit agreement, the Company incurred loan discount costs of $1.25 million. As the modification of the Senior Facilities agreement was not substantial, the unamortized loan discount and debt issuance costs will be amortized over the term of the amended Senior Facilities.

Effective November 4, 2011, the Company entered into a Joinder Agreement to its credit agreement under the existing Senior Facilities (the “Incremental Facility”). The Incremental Facility increased the aggregate term loan commitments available to Hillman Group under the Senior Facilities by $30 million. In connection with the Incremental Facility, the Company incurred loan discount costs of $0.75 million. As the modification of the Senior Facilities agreement was not substantial, the unamortized loan discount costs will be amortized over the term of the amended Senior Facilities. The aggregate principal amount of commitments under the Senior Facilities, after giving effect to the Incremental Facility, is $350 million. The Company used the proceeds for general corporate purposes.

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

The Company’s Senior Facilities require the maintenance of the secured leverage ratio described above and limit the ability of the Company to incur debt, make investments, make dividend payments to holders of the Trust Preferred Securities or undertake certain other business activities. Upon the occurrence of an event of default under the credit agreement, all amounts outstanding, together with accrued interest, could be declared immediately due and payable by our lenders. Below are the calculations of the financial covenant, as amended on April 18, 2011, with the Senior Facilities requirement for the twelve months ended December 31, 2011:

(dollars in thousands)	Actual	Ratio Requirement
Secured Leverage Ratio
Senior term loan balance	$315,575
Revolver	—
Capital leases and other credit obligations	134

Total debt	$315,709

Adjusted EBITDA (1)	$91,795

Leverage ratio (must be below requirement)	3.44	4.75

(1)	Adjusted EBITDA is a non-GAAP measure defined as income from operations ($38,453) plus depreciation ($21,333), amortization ($20,717), stock compensation expense ($0), restructuring costs ($2,113), acquisition and integration expenses ($2,805), litigation settlement costs ($2,120), consigned inventory cost ($1,118), management fees ($110), foreign exchange losses ($446) and other ($1,004). The Adjusted EBITDA also includes pro-forma EBITDA of $1,576 for the TagWorks Acquisition. The Ook Acquisition had no EBITDA in 2011 prior to Hillman ownership.

Related Party Transactions

The Predecessor was obligated to pay management fees to a subsidiary of CHS in the amount of $58 thousand per month. The Predecessor was also obligated to pay transaction fees to a subsidiary of OTPP in the amount of $26 thousand per month, plus out of pocket expenses. The Successor has recorded management fee charges of $110 for the year ended December 31, 2011 and $0 for the seven month period ended December 31, 2010. The Predecessor has recorded aggregate management and transaction fee charges and expenses from CHS and OTPP of $438 thousand for the five month period ended May 28, 2010. The Predecessor also recorded aggregate management and transaction fee charges and expenses from CHS and OTPP of $1.0 million for the year ended December 31, 2009.

Gregory Mann and Gabrielle Mann are employed by the All Points subsidiary of Hillman. All Points leases an industrial warehouse and office facility from companies under the control of the Manns’. The Predecessor and Successor have recorded rental expense for the lease of this facility on an arm’s length basis. The Successor recorded rental expense for the lease of this facility in the amount of $311 thousand for the year ended December 31, 2011 and $181 thousand for the seven month period ended December 31, 2010. The Predecessor recorded rental expense for the lease of this facility in the amount of $130 thousand for the five month period ended May 28, 2010 and $311 thousand for the year ended December 31, 2009.

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

Accounts Receivable and Allowance for Doubtful Accounts:

The Company establishes the allowance for doubtful accounts using the specific identification method and also provides a reserve in the aggregate. The estimates for calculating the aggregate reserve are based on historical information. Increases to the allowance for doubtful accounts result in a corresponding expense. The Company writes off individual accounts receivable accounts when they become uncollectible. The allowance for doubtful accounts was $641 thousand and $520 thousand as of December 31, 2011 and 2010, respectively.

Inventory Realization:

Inventories consisting predominantly of finished goods are valued at the lower of cost or market, cost being determined principally on the weighted average cost method. Excess and obsolete inventories are carried at net realizable value. The historical usage rate is the primary factor used by the Company in assessing the net realizable value of excess and obsolete inventory. A reduction in the carrying value of an inventory item from cost to market is recorded for inventory with no usage in the preceding twenty-four month period or with on-hand quantities in excess of twenty-four months average usage. The inventory reserve amounts were $7.4 million and $11.0 million at December 31, 2011 and 2010, respectively.

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

The Company’s annual impairment test is performed for the reporting units as of October 1. The estimated fair value of each reporting unit subject to the impairment test exceeded its carrying cost. The October 1 goodwill and intangible impairment test data aligns the impairment test with the preparation of the Company’s annual strategic plan and allows additional time for a more thorough analysis by the Company’s independent appraiser. No impairment charges were recorded by the Company as a result of the annual impairment testing.

Long-Lived Assets:

The Company evaluates its long-lived assets for financial impairment and will continue to evaluate them based on the estimated undiscounted future cash flows as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. No impairment charges were recognized for long-lived assets in the years ended December 31, 2011 and 2010.

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

Risk Insurance Reserves:

The Company self-insures its product liability, automotive, workers’ compensation and general liability losses up to $250 thousand per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences in excess of $250 thousand up to $40 million. The two risk areas involving the most significant accounting estimates are workers’ compensation and automotive liability. Actuarial valuations performed by the Company’s outside risk insurance expert were used to form the basis for workers’ compensation and automotive liability loss reserves. The actuary contemplated the Company’s specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes the liability recorded for such risk insurance reserves is adequate as of December 31, 2011, but due to judgments inherent in the reserve estimation process, it is possible the ultimate costs will differ materially from this estimate.

The Company self-insures its group health claims up to an annual stop loss limit of $200 thousand per participant. Aggregate coverage is maintained for annual group health insurance claims in excess of 125% of expected claims. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves. The Company believes the liability recorded for such insurance reserves is adequate as of December 31, 2011, but due to judgments inherent in the reserve estimation process, it is possible the ultimate costs will differ materially from this estimate.

Common Stock:

After consummation of the Merger Transaction, Hillman has one class of Common Stock. All outstanding shares of Hillman common stock are owned by Holdco. Under the terms of the Stockholders Agreement for the Holdco Common Stock, management shareholders have the ability to put their shares back to Holdco under certain conditions, including death or disability. Accounting Standards Codification (“ASC”) 480-10-S99 requires shares to be classified outside of permanent equity if they can be redeemed and the redemption is not solely within control of the issuer. Further, if it is determined that redemption of the shares is probable, the shares are marked to redemption value, which equals fair value, at each balance sheet date with the change in value recorded in additional paid-in capital. The 198.3 shares of common stock held by management are recorded outside permanent equity and were adjusted to the fair value of $12,247 as of December 31, 2011 and 2010.

The fair value of the management owned common stock is determined by the Board of Directors using an enterprise basis and taking into account all relevant market factors.

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

The enterprise value of the Company is determined based on the earnings before interest, taxes, depreciation and amortization adjusted for management fees, stock compensation costs, and other acquisition and integration related general and administrative costs (“Adjusted EBITDA”) for the most recent twelve month period multiplied by a valuation multiple. As of December 31, 2011, 2010, and 2009, the Company has applied valuation multiples of 9.78x, 9.83x, and 8.00x, respectively, to trailing twelve months Adjusted EBITDA in determining enterprise value. Management periodically reviews the appropriateness of this multiple and notes that it is consistent with comparable distribution companies.

A change of 0.1 in the valuation multiple used to calculate the enterprise value adjusts the per share fair value of the Successor Common Stock by $26.85.

The calculation of the fair value of the Successor Common Stock as of December 31, 2011 and 2010 and the Predecessor Class A Common Stock and Class B Common Stock as of December 31, 2009, respectively, is detailed below:

	Successor		Predecessor
(dollars in thousands)	December 31, 2011	December 31, 2010	December 31, 2009
Trailing twelve fiscal months EBITDA (1)	$92,262	$85,056	$83,303
Valuation Multiple (2)	9.78	9.83	8.00

Hillman Enterprise Value Excluding Servalite	902,462	835,717	666,424
Ook Fair Value (3)	15,323	—	—
Servalite Fair Value (3)	—	21,335	—

Hillman Enterprise Value	917,785	857,052	666,424

Less:
Senior term loans	315,575	288,550	157,849
Bank revolving credit	—	12,000	—
10.875% senior notes	200,000	150,000	—
Unsecured subordinated notes	—	—	49,820
Junior subordinated debentures redemption value, net (4)	105,446	105,446	105,446

Total Debt	621,021	555,996	313,115

Plus:
Cash	12,027	7,585	17,164
Proceeds from option exercise	33,314	32,284	—

Less:
Accrued Hillman Investment Company Class A Preferred (5)	—	—	117,434
Accrued Hillman Class A Preferred (5)	—	—	173,358

	—	—	290,792

Common Equity Value	342,105	340,925	79,681
Liquidity & Minority Discount on Common Only (6)	—	—	23,904

Discounted Common Equity Value	342,105	340,925	55,777

Fully-diluted Common Shares outstanding	342,105	340,925	10,227

Fully-diluted Discounted Value Per Common Share	$1,000	$1,000	$5,454

(1)	-	EBITDA is calculated for the most recent four fiscal quarters as follows:

	December 31,	December 31,	December 31,
	2011	2010	2009
Income from operations	$38,453	$7,923	$49,334
Depreciation and amortization	42,050	31,637	23,905
Management fees	110	438	1,010
Stock compensation expense	—	19,053	8,737
Acquisition and integration	2,805	22,492	—
Exchange rate (gain) loss	446	(391)	(536)
Restructuring cost	2,113	—	—
Excess legal on patent litigation	665	1,897	—
Litigation settlement cost	2,120	—	—
Consigned inventory cost	1,118	—	—
Royalty on engraving products	—	771	—
Other adjustments	2,382	1,236	853

EBITDA	$92,262	$85,056	$83,303

The other adjustments include restructuring costs and professional fees.

(2)	-	The Company periodically reviews the valuation multiple used and notes that it is consistent with comparable multiples used for distribution companies.
(3)	-	Ook was acquired on December 1, 2011 and Servalite was acquired on December 29, 2010. Their respective purchase prices were deemed the accurate measure of enterprise value.
(4)	-	The value of the junior subordinated debentures is the redemption value of $25 per share.
(5)	-	Redemption value of all preferred shares and options thereon, less any applicable strike price.
(6)	-	Under the terms of the ESA agreement with management shareholders of the Predecessor, the redemption of shares is subject to a discount given the lack of a public market for the shares. A 30% discount was applied to the Predecessor equity value to adjust for the lack of an active market for the shares.

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

Fair Value of Financial Instruments:

Cash, restricted investments, accounts receivable, short-term borrowings, accounts payable and accrued liabilities are reflected in the consolidated financial statements at book value due to the short-term nature of these instruments. The carrying amounts of the long-term debt under the revolving credit facility and variable rate senior term loan approximate the fair value at December 31, 2011 and 2010. The fair values of the fixed rate senior notes and junior subordinated debentures were determined utilizing current trading prices obtained from indicative market data at December 31, 2011 and 2010, respectively. See Note 16, Fair Value Measurements of the Notes to the Consolidated Financial Statements.

Recent Accounting Pronouncements:

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments in this Update generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This Update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS. The amendments in this Update are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011. The Company does not expect this guidance to have a significant impact on our consolidated results of operations or financial condition.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income,” requiring most entities to present items of net income and other comprehensive income either in one continuous statement - referred to as the statement of comprehensive income - or in two separate, but consecutive, statements of net income and other comprehensive income. The new requirements are effective for interim and annual periods beginning after December 15, 2011. The Company does not expect this guidance to have a significant impact on our consolidated results of operation or financial condition.

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment”. This Update addresses concerns about the cost and complexity of performing the first step of the two-step goodwill impairment test required under Topic 350, Intangibles - Goodwill and Other. The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The new requirements are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company does not expect this guidance to have a significant impact on our consolidated results of operation or financial condition.

In December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income”. Under the amendments in Update 2011-05, entities are required to present reclassification adjustments and the effect of those reclassification adjustments on the face of the financial statements where net income is presented, by component of net income, and on the face of the financial statements where other comprehensive income is presented, by component of other comprehensive income. The amendments in this Update supersede changes to those paragraphs in Update 2011-05 that pertain to how, when and where reclassification adjustments are presented. The amendments in this Update are effective at the same time as the amendments in Update 2011-05; effective for interim and annual periods beginning after December 15, 2011. The Company does not expect this guidance to have a significant impact on our consolidating results of operations or financial condition.

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

Based on the Company’s exposure to variable rate borrowings at December 31, 2011, a one percent (1%) change in the weighted average interest rate for a period of one year would change the annual interest expense by approximately $2.0 million.

The Company is exposed to foreign exchange rate changes of the Australian, Canadian and Mexican currencies as it impacts the $10.1 million net asset value of its foreign subsidiaries as of December 31, 2011. Management considers the Company’s exposure to foreign currency translation gains or losses to be immaterial.

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

Management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2011, the end of our fiscal year. Management based its assessment on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed under the direction of management.

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

Based on its assessment and solely because of the material weakness described below, management has concluded that our internal control over financial reporting was not effective as of December 31, 2011. Management identified a number of deficiencies related to the design and operating effectiveness of certain information technology (“IT”) controls that have a direct impact on our financial reporting. In 2011, the technology organization went through organizational and operational change, which impacted operating procedures and directly contributed to the noted deficiencies. As of December 31, 2011, deficiencies existed with the monitoring controls surrounding both change management and administrative system access. In addition, certain deficiencies were noted in automated, application and manual business controls that are dependent on system information for their effective operation and, as a result, financial information may not be accurately reflected in key reports or in the general ledger.

The Company is not aware of any transactions that were improperly undertaken as a result of this material weakness and therefore does not believe that such material weakness had any material impact on the Company’s financial statements.

In light of the foregoing conclusion, management undertook additional procedures in order that management could conclude that reasonable assurance exists regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. We reviewed the results of management’s assessment with the Audit Committee of The Hillman Companies, Inc.

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

/s/ MAX W. HILLMAN	/s/ ANTHONY A. VASCONCELLOS

Max W. Hillman	Anthony A. Vasconcellos
Chief Executive Officer	Chief Financial Officer
Dated: March 26, 2012	Dated: March 26, 2012

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of

The Hillman Companies, Inc.

We have audited the accompanying consolidated balance sheets of The Hillman Companies, Inc. and subsidiaries (a Delaware corporation) (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2011 (Successor), seven months ended December 31, 2010 (Successor) and the five months ended May 28, 2010 (Predecessor). In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index appearing under Valuation Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Hillman Companies, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the year ended December 31, 2011 (Successor), seven months ended December 31, 2010 (Successor) and five months ended May 28, 2010 (Predecessor) in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

KPMG LLP

Cincinnati, Ohio

March 26, 2012

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of

The Hillman Companies, Inc.

We have audited the accompanying consolidated statements of operations, stockholders’ equity and cash flows of The Hillman Companies, Inc. and subsidiaries (a Delaware corporation) (the “Company”) for the year ended December 31, 2009. Our audit of the basic financial statements included the financial statement schedule listed in the index appearing under Valuation Accounts. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of The Hillman Companies, Inc. and subsidiaries’ operations and their cash flows for the year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material aspects, the information set forth therein.

As discussed in Note 18 (not presented herein), the consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2009 have been restated to correct a misstatement in the recording of the provision for income taxes.

Also, as presented in Note 24, the notes to the consolidated financial statements have been adjusted to include supplemental consolidating guarantor and non-guarantor financial information for the year then ended December 31, 2009. We were not engaged to audit, review, or apply any procedures to the supplemental consolidating guarantor and non-guarantor financial information as of December 31, 2011 and 2010 and for the year ended December 31, 2011, the five months ended May 28, 2010 and the seven months ended December 31, 2010 and, accordingly, we do not express an opinion or any other form of assurance on such information.

/s/ GRANT THORNTON LLP

GRANT THORNTON LLP

Cincinnati, Ohio

March 26, 2010, except for Note 18 (not presented herein) and Note 24, as to which the dates are May 3, 2010 and March 31, 2011, respectively.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 31, 2011	December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$12,027	$7,585
Restricted investments	364	227
Accounts receivable	63,565	56,510
Inventories	103,975	97,701
Deferred income taxes	9,908	9,377
Other current assets	5,646	3,401

Total current assets	195,485	174,801
Property and equipment	66,342	52,512
Goodwill	457,443	439,589
Other intangibles	386,202	363,076
Restricted investments	3,390	3,251
Deferred income taxes	—	379
Deferred financing fees	13,055	14,322
Investment in trust common securities	3,261	3,261
Other assets	2,673	1,587

Total assets	$1,127,851	$1,052,778

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,273	$28,424
Current portion of senior term loans	3,200	2,900
Additional acquisition consideration	12,387	—
Current portion of capitalized lease and other obligations	31	30
Accrued expenses:
Salaries and wages	5,628	6,078
Pricing allowances	5,728	5,355
Income and other taxes	2,253	2,039
Interest	2,203	1,409
Deferred compensation	364	227
Other accrued expenses	9,207	7,899

Total current liabilities	72,274	54,361
Long-term senior term loans	310,550	285,650
Bank revolving credit	—	12,000
Long-term capitalized lease and other obligations	103	134
Long-term senior notes	204,248	150,000
Junior subordinated debentures	115,411	115,837
Deferred compensation	3,390	3,251
Deferred income taxes	123,888	129,284
Other non-current liabilities	7,193	2,283

Total liabilities	837,057	752,800

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY (CONTINUED)	December 31, 2011	December 31, 2010

Common stock with put options:
Common stock, $.01 par, 5,000 shares authorized, 198.3 issued and outstanding at December 31, 2011 and 2010.	12,247	12,247

Commitments and contingencies (Note 17)

Stockholders’ Equity:
Preferred Stock:
Preferred stock, $.01 par, 5,000 shares authorized, none issued and outstanding at December 31, 2011 and 2010.	—	—

Common Stock:
Common stock, $.01 par, 5,000 shares authorized, 4,801.7 issued and outstanding at December 31, 2011 and 2010.	—	—

Additional paid-in capital	296,544	296,394
Accumulated deficit	(17,817)	(8,038)
Accumulated other comprehensive loss	(180)	(625)

Total stockholders’ equity	278,547	287,731

Total liabilities and stockholders’ equity	$1,127,851	$1,052,778

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

	Successor		Predecessor
	Year ended December 31, 2011	Seven Months ended December 31, 2010	Five Months ended May 28, 2010	Year ended December 31, 2009
Net sales	$506,526	$276,680	$185,716	$458,161
Cost of sales (exclusive of depreciation and amortization shown separately below)	252,491	136,554	89,773	224,642
Selling, general and administrative expenses	169,766	90,760	82,850	159,150
Acquisition and integration (Note 22)	2,805	11,150	11,342	—
Depreciation	21,333	11,007	7,283	16,993
Amortization	20,717	10,669	2,678	6,912
Management and transaction fees to related party	110	—	438	1,010

Other (income) expense, net	851	(145)	114	120

Income (loss) from operations	38,453	16,685	(8,762)	49,334

Interest expense, net	40,679	20,712	8,327	15,521
Interest expense on mandatorily redeemable preferred stock and management purchased options	—	—	5,488	12,312
Interest expense on junior subordinated debentures	12,610	7,356	5,254	12,820
Investment income on trust common securities	(378)	(220)	(158)	(378)

(Loss) income before income taxes	(14,458)	(11,163)	(27,673)	9,059

Income tax (benefit) provision	(4,679)	(3,125)	(2,465)	10,289

Net loss	$(9,779)	$(8,038)	$(25,208)	$(1,230)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Successor		Predecessor
	Year Ended December 31, 2011	Seven Months Ended December 31, 2010	Five Months Ended May 28, 2010	Year Ended December 31, 2009

Cash flows from operating activities:
Net loss	$(9,779)	$(8,038)	$(25,208)	$(1,230)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	42,050	21,676	9,961	23,905
Dispositions of property and equipment	53	60	74	243
Deferred income tax provision (benefit)	(4,634)	(5,660)	(1,921)	8,673
Deferred financing and original issue discount amortization	2,011	1,294	515	1,275
Interest on mandatorily redeemable preferred stock and management purchased options	—	—	5,488	12,312
Stock-based compensation expense	—	—	19,053	8,737
Other non-cash interest and change in value of interest rate swap	1,250	392	—	—
Changes in operating items:
Accounts receivable	(4,441)	14,686	(16,816)	1,633
Inventories	(2,175)	(11,661)	2,959	18,282
Other assets	(3,251)	(1,156)	124	949
Accounts payable	672	7,051	1,830	(6,219)
Other accrued liabilities	2,291	(5,780)	4,352	3,627
Other items, net	166	(1,665)	(894)	(190)

Net cash provided by (used for) operating activities	24,213	11,199	(483)	71,997

Cash flows from investing activities:
Ook acquisition	(15,323)	—	—	—
Tagworks acquisition	(40,271)	—	—	—
Payments for Quick Tag and Laser Key licenses	—	(12,750)	—	—
Servalite acquisition	—	(21,335)	—	—
Capital expenditures	(17,935)	(9,675)	(5,411)	(12,971)

Net cash used for investing activities	(73,529)	(43,760)	(5,411)	(12,971)

Cash flows from financing activities:
Borrowings of senior term loans	30,000	290,000	—	—
Repayments of senior term loans	(2,975)	(149,756)	(9,544)	(45,000)
Discount on senior term loans	(2,000)	—	—	—
Borrowings of revolving credit loans	9,444	12,600	—	—
Repayments of revolving credit loans	(21,444)	(600)	—	—
Payment of additional acquisition consideration	(12,490)	—	—	—
Principal payments under capitalized lease obligations	(30)	(50)	(459)	(394)
Repayments of unsecured subordinated notes	—	(49,820)	—	—
Borrowings of senior notes	50,000	150,000	—	—
Premium on senior notes	4,625	—	—	—
Financing fees, net	(1,372)	(15,729)	—	(2,921)
Purchase of predecessor equity securities	—	(506,407)	—	—
Proceeds from sale of successor equity securities	—	308,641	—	(1,141)

Borrowings under other credit obligations	—	—	—	461

Net cash provided by (used for) financing activities	53,758	38,879	(10,003)	(48,995)

Net increase (decrease) in cash and cash equivalents	4,442	6,318	(15,897)	10,031

Cash and cash equivalents at beginning of period	7,585	1,267	17,164	7,133

Cash and cash equivalents at end of period	$12,027	$7,585	$1,267	$17,164

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(dollars in thousands)

							Accumulated Other		Total Stockholders’
	Predecessor			Successor	Additional
	Common Stock		Preferred Stock	Common	Paid-in	Accumulated	Comprehensive	Comprehensive	Equity
	Class A	Class C	Class A	Stock	Capital	Deficit	Income (Loss)	Income (Loss)	(Deficit)
Balance at December 31, 2008 - Predecessor	$—	$—	$1	$—	$29,209	$(18,147)	$(1,585)		$9,478

Net loss	—	—	—	—	—	(1,230)	—	$(1,230)	(1,230)
Class A Common Stock FMV adjustment (2)	—	—	—	—	(1,995)	—	—		(1,995)
Dividends to shareholders	—	—	—	—	(16,912)	—	—		(16,912)
Change in cumulative foreign translation adjustment (1)	—	—	—	—	—	—	(197)	(197)	(197)
Change in derivative security value (1)	—	—	—	—	—	—	297	297	297

Comprehensive loss								$(1,130)

Balance at December 31, 2009 - Predecessor	—	—	1	—	10,302	(19,377)	(1,485)		(10,559)

Net loss	—	—	—	—	—	(25,208)	—	$(25,208)	(25,208)
Class A Common Stock FMV adjustment (2)	—	—	—	—	(5,650)	—	—	—	(5,650)
Dividends to shareholders	—	—	—	—	(7,583)	—	—	—	(7,583)
Change in cumulative foreign translation adjustment (1)	—	—	—	—	—	—	17	17	17
Change in derivative security value (1)	—	—	—	—	—	—	1,161	1,161	1,161

Comprehensive loss								$(24,030)

Balance at May 28, 2010 - Predecessor	—	—	1	—	(2,931)	(44,585)	(307)		(47,822)

Close stockholders’ deficit at merger date	—	—	(1)	—	2,931	44,585	307		47,822
Issuance of 5,000 shares of common stock	—	—	—	—	308,641	—	—		308,641
Transfer of 200.8 shares of common stock to mezzanine	—	—	—	—	(12,397)	—	—		(12,397)

Balance at May 28, 2010 - Successor	—	—	—	—	296,244	—	—		296,244

Net loss	—	—	—	—	—	(8,038)	—	$(8,038)	(8,038)
Sale of 150 Holdco common shares (3)	—	—	—	—	150	—	—		150
Change in cumulative foreign translation adjustment (1)	—	—	—	—	—	—	(1)	(1)	(1)

Change in derivative security value (1)	—	—	—	—	—	—	(624)	(624)	(624)

Comprehensive loss								$(8,663)

Balance at December 31, 2010 - Successor	—	—	—	—	296,394	(8,038)	(625)		287,731

Net loss	—	—	—	—	—	(9,779)	—	$(9,779)	(9,779)
Sale of 150 Holdco common shares (4)	—	—	—	—	150	—	—		150
Change in cumulative foreign translation adjustment (1)	—	—	—	—	—	—	(179)	(179)	(179)
Change in derivative security value due to de-designation (1)	—	—	—	—	—	—	624	624	624

Comprehensive loss								$(9,334)

Balance at December 31, 2011 - Successor	$—	$—	$—	$—	$296,544	$(17,817)	$(180)		$278,547

(1)	The cumulative foreign translation adjustment and change in derivative security value are net of taxes and represent the only items of other comprehensive income (loss).
(2)	Management of the Predecessor Company controlled 395.7 shares of Class A common stock at December 31, 2009 and 412.0 shares of Class A common stock at December 31, 2008. These shares contained a put feature that allowed redemption at the holder’s option. These shares were classified as temporary equity and were adjusted to fair value. See Note 13, Common and Preferred Stock, for further details.
(3)	In December 2010, a former member of management sold 150.0 shares of Holdco to a member of the Board of Directors.
(4)	In January 2011, the Company sold 150.0 shares of Holdco to a member of the Board of Directors.

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

On May 28, 2010, Hillman Companies was acquired by an affiliate of Oak Hill Capital Partners (“OHCP”) and certain members of Hillman’s management and Board of Directors. Pursuant to the terms and conditions of an Agreement and Plan of Merger dated as of April 21, 2010, the Company was merged with an affiliate of OHCP with the Company surviving the merger (the “Merger Transaction”). As a result of the Merger Transaction, Hillman Companies is a wholly-owned subsidiary of OHCP HM Acquisition Corp. (“Holdco”). The total consideration paid in the Merger Transaction was $832,679 which includes $11,500 for the Quick Tag license and related patents, the repayment of outstanding debt and the net value of the Company’s outstanding junior subordinated debentures ($105,443 liquidation value, net of $3,261 in trust common securities, at the time of the merger).

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

The Successor Financial Statements reflect the allocation of the aggregate purchase price of $832,679, including the value of the Company’s junior subordinated debentures, to the assets and liabilities of Hillman based on fair values at the date of the Merger Transaction in accordance with ASC Topic 805, “Business Combinations.” The excess of the purchase price over the net assets has been allocated to goodwill and intangible assets based upon an independent valuation appraisal. The intangible assets and goodwill are deductible for income tax purposes over a 15 year life.

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

The following tables reconcile the fair value of the acquired assets and assumed liabilities to the total purchase price:

Amount
Cash paid as merger consideration	$715,736
Cash paid for Quick Tag license and related patents	11,500

Fair value of consideration transferred	$727,236

Cash	$1,267
Accounts Receivable	68,573
Inventory	79,297
Other current assets	11,497
Property and equipment	53,607
Goodwill	432,245
Intangible assets	366,400
Other non-current assets	3,644

Total assets acquired	1,016,530
Less:
Accounts payable	(21,021)
Deferred income taxes	(133,249)
Junior subordinated debentures	(105,443)
Junior subordinated debentures premium	(7,378)
Other liabilities assumed	(22,203)

Net assets acquired	$727,236

The following table indicates the unaudited pro-forma financial statements of the Company for the years ended December 31, 2011, 2010 (excludes acquisition and integration charges of $22,492 as discussed in Note 22), and 2009. The pro-forma financial statements give effect to the Merger Transaction, subsequent refinancing and the acquisitions described in Note 4, Acquisitions, as if they had occurred on January 1, 2009.

	2011	2010	2009

Net Sales	521,604	514,572	498,339
Net Loss	(8,650)	(2,370)	(1,290)

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

1.	Basis of Presentation (continued):

The pro-forma results are based on assumptions that the Company believes are reasonable under the circumstances. The pro-forma results are not necessarily indicative of the operating results that would have occurred if the acquisitions had been effective January 1, 2009, nor are they intended to be indicative of results that may occur in the future. The underlying pro-forma information includes the historical results of the Company, the Company’s financing arrangements, and certain purchase accounting adjustments.

Nature of Operations:

The Company is organized as six separate business segments, the largest of which is (1) The Hillman Group operating primarily in the United States. The other business segments consist of subsidiaries of the Hillman Group operating in (2) Canada under the name The Hillman Group Canada, Ltd., (3) Mexico under the name SunSource Integrated Services de Mexico SA de CV, (4) Florida under the name All Points Industries, Inc., (5) Australia under the name The Hillman Group Australia Pty. Ltd. and (6) the U.S. market as TagWorks (which was merged with and into Hillman Group effective December 31, 2011). The Hillman Group provides merchandising services and products such as fasteners and related hardware items; threaded rod and metal shapes; keys, key duplication systems and accessories; and identification items, such as tags and letters, numbers and signs, to retail outlets, primarily hardware stores, home centers and mass merchants, pet supply stores, grocery stores and drug stores. Through its field sales and service organization, Hillman complements its extensive product selection with value-added services for the retailer. The Company has approximately 20,000 customers, the largest three of which accounted for 41.0% of net sales in 2011.

Correction of Prior Period Disclosures:

The Company has revised certain subsidiary financial information within the Supplemental Consolidating Guarantor and Non-Guarantor Financial Information for the consolidating balance sheet as of December 31, 2010 and consolidating statement of cash flows for the seven months ended December 31, 2010 which were included in the report filed for the annual period ended December 31, 2010. The pushdown allocated goodwill and intangible assets to the subsidiaries and goodwill, intangible assets, deferred taxes and investments in subsidiaries as of December 31, 2010, as well as the changes in cash flows associated with the deferred income tax provision (benefit) and changes in operating items: other items, net for the seven months ended December 31, 2010. We have determined the revision of certain Supplemental Consolidating Guarantor and Non-Guarantor Financial Information disclosures in previous filings to not be material.

2.	Summary of Significant Accounting Policies:

Cash and Cash Equivalents:

Cash and cash equivalents consist of commercial paper, U.S. Treasury obligations and other liquid securities purchased with initial maturities less than 90 days and are stated at cost which approximates market value. The Company has foreign bank balances of approximately $2,627 and $1,299 at December 31, 2011 and 2010, respectively. The Company maintains cash and cash equivalent balances with financial institutions that exceed federally insured limits. The Company has not experienced any losses related to these balances. Management believes its credit risk is minimal.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

2.	Summary of Significant Accounting Policies: (continued)

Restricted Investments:

The Company’s restricted investments are trading securities carried at fair market value which represent assets held in a Rabbi Trust to fund deferred compensation liabilities owed to the Company’s employees. See Note 11, Deferred Compensation Plan.

Accounts Receivable and Allowance for Doubtful Accounts:

The Company establishes the allowance for doubtful accounts using the specific identification method and also provides a reserve in the aggregate. The estimates for calculating the aggregate reserve are based on historical collection experience. Increases to the allowance for doubtful accounts result in a corresponding expense. The Company writes off individual accounts receivable when collection becomes improbable. The allowance for doubtful accounts was $641 and $520 as of December 31, 2011 and 2010, respectively.

Inventories:

Inventories consisting predominantly of finished goods are valued at the lower of cost or market, cost being determined principally on the weighted average cost method. Excess and obsolete inventories are carried at net realizable value. The historical usage rate is the primary factor used by the Company in assessing the net realizable value of excess and obsolete inventory. A reduction in the carrying value of an inventory item from cost to market is recorded for inventory with no usage in the preceding 24 month period or with on hand quantities in excess of 24 months average usage. The inventory reserve amounts were $7,406 and $11,010 at December 31, 2011 and 2010, respectively.

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

Costs incurred to develop software for internal use are capitalized and amortized over the estimated useful life of the software. Costs related to maintenance of internal-use software are expensed as incurred. Costs used for the development of internal-use software were capitalized in the amount of $161 in the Successor year ended December 31, 2011, $1,134 in the Successor seven month period ended December 31, 2010, $246 in the Predecessor period ended May 28, 2010 and $2,837 for the year ended December 31, 2009.

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

No impairment charges were recorded by the Company as a result of the annual impairment testing in the year ended December 31, 2011, the seven month period ended December 31, 2010 or the year ended December 31, 2009.

Long-Lived Assets:

The Company evaluates its long-lived assets for financial impairment including an evaluation based on the estimated undiscounted future cash flows as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. No impairment charges were recognized for long-lived assets in the year ended December 31, 2011, the seven months ended December 31, 2010, the five months ended May 28, 2010 or the year ended December 31, 2009.

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

Risk Insurance Reserves:

The Company self-insures its product liability, automotive, workers’ compensation and general liability losses up to $250 per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences in excess of $250 up to $40,000. The two risk areas involving the most significant accounting estimates are workers’ compensation and automotive liability. Actuarial valuations performed by the Company’s outside risk insurance expert were used to form the basis for workers’ compensation and automotive liability loss reserves. The actuary contemplated the Company’s specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes the liability recorded for such risk insurance reserves is adequate as of December 31, 2011, but due to judgments inherent in the reserve estimation process, it is possible the ultimate costs will differ materially from this estimate.

The Company self-insures its group health claims up to an annual stop loss limit of $200 per participant. Aggregate coverage is maintained for annual group health insurance claims in excess of 125% of expected claims. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves. The Company believes the liability recorded for such health insurance reserves is adequate as of December 31, 2011, but due to judgments inherent in the reserve estimation process, it is possible the ultimate costs will differ materially from this estimate.

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

The Company’s defined contribution plan costs were $1,327 in the Successor year ended December 31, 2011, $710 in the Successor seven month period ended December 31, 2010, $594 in the Predecessor five month period ended May 28, 2010 and $1,035 for the year ended December 31, 2009.

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

Shipping and Handling:

The costs incurred to ship product to customers, including freight and handling expenses, are included in selling, general and administrative (“SG&A”) expenses on the Company’s consolidated statements of operations. The Company’s shipping and handling costs were $21,695 in the Successor year ended December 31, 2011, $16,105 in the Successor seven month period ended December 31, 2010, $3,153 in the Predecessor period ended May 28, 2010 and $16,667 in the year ended December 31, 2009.

Research and Development:

The Company expenses research and development costs consisting primarily of internal wages and benefits in connection with improvements to the key duplicating and engraving machines. The Company’s research and development costs were $1,187 in the Successor year ended December 31, 2011, $476 in the Successor seven month period ended December 31, 2010, $446 in the Predecessor period ended May 28, 2010 and $1,198 in the year ended December 31, 2009.

Common Stock:

After consummation of the Merger Transaction, Hillman Companies has one class of Common Stock. All outstanding shares of Hillman Companies common stock are owned by Holdco.

Under the terms of the Stockholders Agreement for the Holdco Common Stock, management shareholders have the ability to put their shares back to Holdco under certain conditions, including death or disability. ASC 480-10-S99 requires shares to be classified outside of permanent equity if they can be redeemed and the redemption is not solely within control of the issuer. Further, if it is determined that redemption of the shares is probable the shares are marked to market at each balance sheet date with the change in fair value recorded in additional paid-in capital. Accordingly, the 198.3 shares of common stock held by management are recorded outside permanent equity and have been adjusted to the fair value of $12,247 as of December 31, 2011. See Note 13, Common and Preferred Stock.

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

Fair Value of Financial Instruments:

Cash, restricted investments, accounts receivable, short-term borrowings, accounts payable and accrued liabilities are reflected in the consolidated financial statements at book value, which approximates fair value, due to the short-term nature of these instruments. The carrying amounts of the long-term debt under the revolving credit facility and variable rate senior term loan approximate the fair value at December 31, 2011 and 2010 because of the short maturity of these instruments. The fair values of the fixed rate senior notes and junior subordinated debentures at December 31, 2011 and 2010 were determined utilizing current trading prices obtained from indicative market data. See Note 16, Fair Value Measurements.

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

Derivative instruments designated in hedging relationships that mitigate exposure to the variability in future cash flows of our variable-rate debt are considered cash flow hedges. We record all derivative instruments in other assets or other liabilities on our consolidated balance sheets at their fair values. If the derivative is designated as a cash flow hedge and the hedging relationship qualifies for hedge accounting, the effective portion of the change in the fair value of the derivative is recorded in other comprehensive income and reclassified to interest expense when the hedged debt affects interest expense. Instruments not qualifying for hedge accounting are recognized in interest expense in the period of the change. Hedge transactions that qualify for hedge accounting and have no ineffectiveness have no net effect on our consolidated results of operations. See Note 15, Derivatives and Hedging.

Translation of Foreign Currencies:

The translation of the Company’s Canadian, Mexican and Australian local currency based financial statements into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. Cumulative translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

2.	Summary of Significant Accounting Policies: (continued)

Comprehensive Income (Loss):

The components of comprehensive loss were as follows:

	Successor		Predecessor
	Year	Seven Months	Five Months	Year
	ended	ended	ended	ended
	December 31,	December 31,	May 28,	December 31,
	2011	2010	2010	2009
Net loss	$(9,779)	$(8,038)	$(25,208)	$(1,230)
Foreign currency translation adjustment, net	(179)	(1)	17	(197)
Change in derivative security value, net (1)	624	(624)	1,161	297

Comprehensive loss	$(9,334)	$(8,663)	$(24,030)	$(1,130)

(1)	Utilizing an income tax rate of 38.7%, 38.6%, 38.7%, and 38.7% for the periods ended December 31, 2011 and 2010, May 28, 2010 and December 31, 2009, respectively.

The accumulated other comprehensive loss of $180 at December 31, 2011 consisted entirely of the cumulative change in foreign currency translation adjustment. The accumulated other comprehensive loss of $625 at December 31, 2010 consisted of $1 for the cumulative change in foreign currency translation adjustment and $624 for the cumulative change in derivative security value.

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

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments in this Update generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This Update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS. The amendments in this Update are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011. The Company does not expect this guidance to have a significant impact on our consolidated results of operations or financial condition.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income,” requiring most entities to present items of net income and other comprehensive income either in one continuous statement - referred to as the statement of comprehensive income - or in two separate, but consecutive, statements of net income and other comprehensive income. The new requirements are effective for interim and annual periods beginning after December 15, 2011. The Company does not expect this guidance to have a significant impact on our consolidated results of operation or financial condition.

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment”. This Update addresses concerns about the cost and complexity of performing the first step of the two-step goodwill impairment test required under Topic 350, Intangibles - Goodwill and Other. The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The new requirements are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company does not expect this guidance to have a significant impact on our consolidated results of operation or financial condition.

In December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income”. Under the amendments in Update 2011-05, entities are required to present reclassification adjustments and the effect of those reclassification adjustments on the face of the financial statements where net income is presented, by component of net income, and on the face of the financial statements where other comprehensive income is presented, by component of other comprehensive income. The amendments in this Update supersede changes to those paragraphs in Update 2011-05 that pertain to how, when and where reclassification adjustments are presented. The amendments in this Update are effective at the same time as the amendments in Update 2011-05; effective for interim and annual periods beginning after December 15, 2011. The Company does not expect this guidance to have a significant impact on our consolidating results of operations or financial condition.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

4.	Acquisitions:

On December 1, 2011, the Hillman Group purchased certain assets of Micasa Trading Corporation (“Micasa”), a Miami, Florida based producer of the Ook brand of picture hangers and related products (“Ook” or the “Ook Acquisition”). The initial purchase price of the Ook Acquisition was approximately $15,323 paid in cash at closing. The closing purchase price is subject to post closing adjustments for certain changes in the working capital obtained in the Ook Acquisition as provided in the purchase agreement. The asset acquisition met the definition of a business for business combinations.

In addition, subject to fulfillment of certain conditions provided in the purchase agreement, Hillman Group will pay Micasa an additional undiscounted contingent consideration of up to $6,000 in March 2013. The March 2013 additional consideration is contingent on achieving a defined gross profit earnings target. The fair value of the contingent consideration arrangement of $0 was estimated by applying the income approach. Key assumptions include (a) a discount rate range of 1.0 percent to 3.7 percent; and (b) a probability adjusted level of gross profit in the Ook Acquisition business.

Micasa was established in 1964 and developed into a major supplier of picture hanging fasteners and innovative parts within the retail hardware market. The Ook brand’s excellence in this specialty category strengthens Hillman’s position of providing value-added products and services to home centers and hardware retailers.

The following table reconciles the estimated fair value of the acquired Ook Acquisition assets and assumed liabilities to the total purchase price:

Account receivable	$2,030
Inventory	2,600
Deferred income taxes	769
Goodwill	5,662
Intangibles	6,000

Total assets acquired	17,061
Less:
Liabilities assumed	1,738

Total purchase price	$15,323

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

In addition, Hillman Group paid additional consideration of $12,500 to the sellers of TagWorks on October 31, 2011, and, subject to fulfillment of certain conditions provided in the purchase agreement, will pay additional undiscounted contingent consideration of up to $12,500 in March 2012. The March 2012 additional consideration was contingent on achieving defined revenue and earnings targets which were achieved as of December 31, 2011. The fair value of the total contingent consideration arrangement of $12,387 at December 31, 2011 was estimated by applying the income approach. Key assumptions include (a) a discount rate range of 1.0 percent to 3.7 percent (b) a probability adjusted level of revenues in TagWorks and (c) a probability adjusted level of EBITDA in TagWorks.

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

The following table reconciles the estimated fair value of the acquired TagWorks assets and assumed liabilities to the total purchase price:

Account receivable	$735
Inventory	1,086
Other current assets	217
Deferred income taxes	24
Property and equipment	17,403
Goodwill	14,996
Intangibles	34,840

Total assets acquired	69,301
Less:
Liabilities assumed	4,622

Total purchase price	$64,679

The excess of the purchase price over the net assets has been preliminarily allocated to goodwill and intangible assets by management pending final valuation by an independent appraisal. The intangible assets and goodwill are expected to be deductible for income tax purposes over a 15 year life.

Effective December 31, 2011, TagWorks was merged with and into Hillman Group, with Hillman Group as the surviving entity.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

4.	Acquisitions: (continued)

On December 29, 2010, the Hillman Group entered into a Stock Purchase Agreement (the “Agreement”) by and among Serv-A-Lite Products, Inc. (“Servalite”), Thomas Rowe, Mary Jennifer Rowe, and the Hillman Group, whereby the Hillman Group acquired all of the equity interest of Servalite. The aggregate purchase price was $21,517 paid in cash.

The following table reconciles the fair value of the acquired assets and assumed liabilities to the total purchase price:

Account receivable	$2,633
Inventory	5,485
Other current assets	86
Deferred income taxes	1,341
Property and equipment	49
Goodwill	4,537
Intangibles	9,100

Total assets acquired	23,231
Less:
Liabilities assumed	1,714

Total purchase price	$21,517

The excess of the purchase price over the net assets has been allocated to goodwill and intangible assets based upon an independent valuation appraisal. The intangible assets and goodwill are deductible for income tax purposes over a 15 year life.

Effective March 31, 2011, Servalite was merged with and into Hillman Group, with Hillman Group as the surviving entity.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

5.	Related Party Transactions:

The Predecessor was obligated to pay management fees to a subsidiary of CHS in the amount of $58 per month. The Predecessor was also obligated to pay transaction fees to a subsidiary of OTPP in the amount of $26 per month, plus out of pocket expenses. The Successor has recorded management fee charges and expenses from OHCP of $110 for the year ended December 31, 2011 and no management fee charges for the seven month period ended December 31, 2010. The Predecessor has recorded aggregate management and transaction fee charges and expenses from CHS and OTPP of $438 for the five month period ended May 28, 2010. The Predecessor also recorded aggregate management and transaction fee charges and expenses from CHS and OTPP of $1,010 for the year ended December 31, 2009.

Gregory Mann and Gabrielle Mann are employed by the All Points subsidiary of Hillman. All Points leases an industrial warehouse and office facility from companies under the control of the Manns. The Predecessor and Successor have recorded rental expense for the lease of this facility on an arm’s length basis. The Successor recorded rental expense for the lease of this facility in the amount of $311 for the year ended December 31, 2011 and $181 for the seven month period ended December 31, 2010. The Predecessor recorded rental expense for the lease of this facility in the amount of $130 for the five month period ended May 28, 2010 and $311 for the year ended December 31, 2009.

6.	Income Taxes:

The components of the Company’s income tax provision for the three years ended December 31, 2011 were as follows:

	Successor		Predecessor
	Year ended December 31, 2011	Seven Months ended December 31, 2010	Five Months ended May 28, 2010	Year ended December 31, 2009
Current:
Federal & State	$217	$96	$83	$1,579
Foreign	317	108	73	102

Total current	534	204	156	1,681

Deferred:
Federal & State	(5,119)	(4,348)	(2,063)	7,907
Foreign	(130)	38	91	196

Total deferred	(5,249)	(4,310)	(1,972)	8,103

Valuation allowance	36	981	(649)	505

Provision for income taxes	$(4,679)	$(3,125)	$(2,465)	$10,289

The Company has U.S. federal net operating loss (“NOL”) carryforwards for tax purposes, totaling $64,920 as of December 31, 2011, that are available to offset future taxable income. These carry forwards expire from 2023 to 2031. Management estimates that these losses will be fully utilized prior to the expiration date. No valuation allowance has been provided against the federal NOL. In addition, the Company’s foreign subsidiaries have NOL carryforwards aggregating $2,083 which expire from 2027 to 2031. Management has recorded a valuation reserve of $71 against the deferred tax asset recorded for the foreign NOL benefit.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

6.	Income Taxes: (continued)

The Company has state net operating loss carryforwards with an aggregate tax benefit of $3,047 which expire from 2012 to 2031. Management estimates that the Company will not be able to fully absorb some of the loss carryforwards in certain states before they expire. A valuation allowance with a year-end balance of $296 has been recorded for these deferred tax assets. In 2011, the valuation allowance for state net operating loss carryforwards increased by $214. The increase was primarily a result of the increase in the related state net operating losses in the current year.

The Company has a federal capital loss carryforward of $1,593 as of December 31, 2011. This loss is available to offset future capital gains. This loss will expire from 2013 to 2014 if not utilized. Management has recorded a valuation allowance of $588 for this capital loss carryforward to fully offset the deferred tax asset in 2011. Management estimates that the utilization of this capital loss carryforward is uncertain due to the short carryforward period and the uncertainty of generating sufficient capital gains in the carryforward period. In 2011, the valuation allowance for the capital loss carryforward was decreased by $20 in the twelve month period. The decrease was attributed to utilization in the carryforward period. The Company has $187 of general business tax credit carryforwards which expire from 2012 to 2030. A valuation allowance of $143 has been established for these tax credits. The Company has $12 of foreign tax credit carryforwards which expire from 2020 to 2021. A valuation allowance of $12 has been established for these tax credits.

A deferred tax asset of $1,940 has been recorded for costs that were capitalized in connection with the Merger Transaction. Costs totaling $5,013 were capitalized in connection with the Merger Transaction including $1,138 of investment banking fees, $1,370 of consulting fees, $1,964 of legal and accounting fees, and $541 of other miscellaneous transaction costs. Certain of these capitalized costs are not amortized under the tax law and can only be recovered for tax purposes under certain circumstances. The Company has established a valuation allowance of $1,940 for the entire amount of the deferred tax asset related to these non-amortizable capitalized costs.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

6.	Income Taxes: (continued)

The table below reflects the significant components of the Company’s net deferred tax assets and liabilities at December 31, 2011 and 2010:

	As of December 31, 2011		As of December 31, 2010
	Current	Non-current	Current	Non-current
Deferred Tax Asset:
Inventory	$6,429	$—	$6,576	$—
Bad debt reserve	1,243	—	752	—
Casualty loss reserve	419	492	386	368
Accrued bonus / deferred compensation	889	1,377	1,062	1,319
Litigation settlement accrual	629	—	—	—
Medical insurance reserve	190	—	277	—
Accrued resets and buy backs	—	—	314	—
Deferred lease incentive	—	454	—	—
Original issue discount amortization	—	509	—	537
Derivative security value	—	—	—	392
Transaction costs	—	3,498	—	5,171
Federal / foreign net operating loss	—	23,233	—	18,695
State net operating loss	—	3,047	—	2,691
Unrecognized tax benefit	—	(4,440)	—	(4,433)
Federal capital loss carryforwards	—	588	—	608
Tax credit carryforwards	—	2,559	—	2,489
All other items	852	639	746	607

Gross deferred tax assets	10,651	31,956	10,113	28,444
Valuation allowance for deferred tax assets	(743)	(2,236)	(736)	(2,091)

Net deferred tax assets	$9,908	$29,720	$9,377	$26,353

Deferred Tax Liability:
Intangible asset amortization	$—	$141,169	$—	$146,493
Property and equipment	—	12,439	—	8,765

Deferred tax liabilities	$—	$153,608	$—	$155,258

Net deferred tax liability		$113,980		$119,528

Long term net deferred tax liability		$123,888		$129,284
Current net deferred tax asset		9,908		9,377
Long term net deferred tax asset		—		379

Net deferred tax liability		$113,980		$119,528

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

6.	Income Taxes: (continued)

The valuation allowance at December 31, 2011 was $2,979. Effective for financial reporting periods beginning after December 15, 2008, any change in the valuation reserve is recorded as an adjustment to the tax provision in the period of change.

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

Below is a reconciliation of statutory income tax rates to the effective income tax rates for the periods indicated:

	Successor		Predecessor
	Year ended December 31, 2011	Seven Months ended December 31, 2010	Five Months ended May 28, 2010	Year ended December 31, 2009

Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%
Non-U.S. taxes and the impact of non-U.S. losses for which a current tax benefit is not available	-0.9%	-0.4%	-0.1%	0.6%
State and local income taxes, net of U.S. federal income tax benefit	2.5%	3.2%	0.9%	10.7%
Adjustment of reserve for change in valuation allowance and other items	-1.2%	-9.2%	2.3%	5.8%
Adjustment for change in tax law	-2.6%	0.0%	0.3%	3.0%
Adjustment of the general tax reserve	0.0%	0.0%	-5.6%	0.0%
Permanent differences:
Interest expense on mandatorily redeemable preferred stock	0.0%	0.0%	-6.2%	42.5%
Stock based compensation expense	0.0%	0.0%	-17.5%	18.3%
Meals and entertainment expense	-0.9%	-0.6%	-0.2%	1.2%
Other permanent differences	0.0%	0.0%	0.0%	0.2%
Reconciliation of tax return to tax provision	0.5%	0.0%	0.0%	-3.7%

Effective income tax rate	32.4%	28.0%	8.9%	113.6%

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

6.	Income Taxes: (continued)

The Company has recorded an $8 increase in the reserve for unrecognized tax benefits in the twelve month period ended December 31, 2011 related to a change in the effective state tax rate. The general tax reserve is shown in the financial statements as a reduction of the deferred tax asset for the Company’s net operating loss carryforwards. A summary of the changes for the last three years follows:

	Successor		Predecessor
	2011	2010	2009
Unrecognized tax benefits - January 1	$4,433	$2,879	$2,872

Gross increases - tax positions in current period	8	1,557	—
Gross increases - tax positions in prior period	—	—	7
Gross decreases - tax positions in prior period	—	(3)	—

Unrecognized tax benefits - December 31	$4,441	$4,433	$2,879

Amount of unrecognized tax benefit that, if recognized would affect the company’s effective tax rate	$4,441	$4,433	$2,879

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. In conjunction with the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB No. 109, “Accounting for Income Taxes”, which was codified in ASC 740-10, the Company has not recognized any adjustment of interest or penalties in its consolidated financial statements due to its net operating loss position. The Company anticipates that total unrecognized tax benefits could decrease by $1,438 due to the settlement of audits and the expiration of statute of limitations prior to December 31, 2012.

The Company files a consolidated income tax return in the U.S. and numerous consolidated and separate income tax returns in various states and foreign jurisdictions. As of December 31, 2011, with a few exceptions, the Company is no longer subject to U.S. federal, state, and foreign tax examinations by tax authorities for the tax years prior to 2008. However, the IRS can make adjustments to losses carried forward by the Company from 2004 forward and utilized on its federal return.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

7.	Property and Equipment:

Property and equipment, net, consists of the following at December 31, 2011 and 2010:

	Estimated Useful Life (Years)
		2011	2010
Land	n/a	$531	$531
Buildings	27	772	751
Leasehold improvements	3-10	4,797	4,664
Machinery and equipment	2-10	83,518	54,165
Furniture and fixtures	3-5	684	597
Construction in process		3,489	1,316

Property and equipment, gross		93,791	62,024
Less: Accumulated depreciation		27,449	9,512

Property and equipment, net		$66,342	$52,512

Machinery and equipment includes capitalized software of $5,287 and $5,126 as of December 31, 2011 and 2010, respectively. Capitalized interest of $99 and $42 was recorded for the years ended December 31, 2011 and 2010, respectively.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

8.	Other Intangibles:

Intangible assets are amortized over their useful lives and are subject to impairment testing. The values assigned to intangible assets in connection with the Merger Transaction and the acquisitions of Servalite and Tagworks were determined through separate independent appraisals. In connection with the Merger Transaction, the Company acquired the Quick Tag license for consideration amounting to $11,500. The values assigned to intangible assets in connection with the acquisition of Ook were determined by management pending an independent appraisal. The Ook intangible asset values may be adjusted by management for any changes upon completion of the independent appraisal. Other intangibles, net as of December 31, 2011 and 2010 consist of the following:

	Estimated Useful Life (Years)	December 31, 2011	Estimated Useful Life (Years)	December 31, 2010
Customer relationships	20	$326,200	20	$295,120
Trademarks - All Others	Indefinite	49,660	Indefinite	48,871
Trademarks - TagWorks	5	240	—	—
Patents	5-20	20,200	5-20	15,900
Quick Tag license	6	11,500	6	11,500
Laser Key license	5	1,250	5	1,250
KeyWorks license	10	4,100	—	—
Non compete agreements	5.5-10	4,200	5.5	1,104
Lease agreement	0.5	240	—	—

Intangible assets, gross		417,590		373,745
Less: Accumulated amortization		31,388		10,669

Other intangibles, net		$386,202		$363,076

The Predecessor Company’s amortization expense for amortizable assets was $2,678 and $6,912 for the five months ended May 28, 2010 and the year ended December 31, 2009, respectively. The Successor Company’s amortization expense for amortizable assets was $10,669 and $20,717 for the seven months ended December 31, 2010 and the year ended December 31, 2011. For the years ending December 31, 2012, 2013, 2014, 2015 and 2016, the Successor’s amortization expense for amortizable assets is estimated to be $21,580, $21,380, $21,380, $20,719 and $18,792, respectively.

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

The Senior Facilities contain financial and operating covenants which require the Company to maintain certain financial ratios, including a leverage ratio. These debt agreements provide for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, cross-defaults, bankruptcy events, failure to pay judgments, attachment of its assets, change of control and the issuance of an order of dissolution. Certain of these events of default are subject to notice and cure periods or materiality thresholds. The occurrence of an event of default permits the lenders under the Senior Facilities to accelerate repayment of all amounts due.

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

Effective April 18, 2011, the Company completed an amendment to the credit agreement governing its Senior Facilities. The Senior Facilities amendment eliminated the total leverage and interest coverage covenants and reduced the secured leverage covenant to 4.75x with no future step downs. The term loan pricing was modified to reduce the Eurodollar Margin and the Base Rate Margin by 25 basis points and reduce the floor on Eurodollar and Base Rate Loans by an additional 25 basis points. In connection with the amendment to the credit agreement, the Company incurred loan discount costs of $1,250. As the modification of the Senior Facilities agreement was not substantial, the unamortized loan discount and debt issuance costs will be amortized over the term of the amended Senior Facilities. The Company was in compliance with all provisions and covenants of the amended Senior Facilities as of December 31, 2011.

Effective November 4, 2011, the Company entered into a Joinder Agreement to its credit agreement under the existing Senior Facilities (the “Incremental Facility”). The Incremental Facility increased the aggregate term loan commitments available to Hillman Group under the Senior Facilities by $30,000. In connection with the Incremental Facility, the Company incurred loan discount costs of $750. As the modification of the Senior Facilities agreement was not substantial, the unamortized loan discount costs will be amortized over the term of the amended Senior Facilities. The aggregate principal amount of commitments under the Senior Facilities, after giving effect to the Incremental Facility, is $350,000. The Company used the proceeds for general corporate purposes.

As of December 31, 2011 and 2010, long-term debt is summarized as follows:

	2011	2010
Revolving Credit Agreement	$—	$12,000
Term Loan B	315,575	288,550
10.875% Senior Notes	200,000	150,000
Capital Leases	134	164

	515,709	450,714
Less: amounts due in one year	3,231	2,930

Long-term debt	$512,478	$447,784

The aggregate minimum principal maturities of the long-term debt for each of the five years following December 31, 2011 are as follows:

Amount
2012	$3,231
2013	3,231
2014	3,227
2015	3,228
2016	302,792
2017 and thereafter	—

As of December 31, 2011, the Company had $25,459 available under its revolving credit agreement and letter of credit commitments outstanding of $4,541. The Company had outstanding debt of $315,709 under its secured credit facilities at December 31, 2011, consisting of $315,575 in Term B-2 loans and $134 in capitalized lease obligations. The term loan consisted of $315,575 in Term B-2 Loans currently at a three (3) month LIBOR rate of 5.00%. The capitalized lease obligations were at various interest rates.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

10.	Leases:

Certain warehouse, office space and equipment are leased under capital and operating leases with terms in excess of one year. Future minimum lease payments under non-cancellable leases consisted of the following at December 31, 2011:

	Capital	Operating
	Leases	Leases
2012	$38	$8,000
2013	36	5,758
2014	30	3,549
2015	30	2,941
2016	17	2,696
Later years	—	15,954

Total minimum lease payments	151	$38,898

Less amounts representing interest	(17)

Present value of net minimum lease payments (including $31 currently payable)	$134

The rental expense for all operating leases was $9,039, $4,989, $3,616, and $8,716 for the Successor year ended December 31, 2011, seven months ended December 31, 2010, Predecessor five months ended May 28, 2010 and Predecessor year ended December 31, 2009, respectively. Certain leases are subject to terms of renewal and escalation clauses.

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

As of December 31, 2011 and 2010, the Company’s consolidated balance sheets included $3,754 and $3,478, respectively, in restricted investments representing the assets held in mutual funds to fund deferred compensation liabilities owed to the Company’s current and former employees. The current portion of the restricted investments was $364 and $227 as of December 31, 2011 and 2010, respectively.

The assets held in the NQDC are classified as an investment in trading securities. The Company recorded trading gains of $19 and offsetting compensation expense for the year ended December 31, 2011. The Company recorded trading gains and offsetting compensation expense of $16 for the five months ended May 28, 2010, $283 for the seven months ended December 31, 2010 and $254 for the year ended December 31, 2009.

During the year ended December 31, 2011, distributions from the deferred compensation plan aggregated $233. During the five months ended May 28, 2010, distributions from the deferred compensation plan aggregated $274. There were no distributions during the seven months ended December 31, 2010. During the year ended December 31, 2009, distributions from the deferred compensation plan aggregated $1,792.

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

The Company has determined that the Trust is a variable interest entity and the holders of the Trust Preferred Securities are the primary beneficiaries of the Trust. Accordingly, the Company has de-consolidated the Trust. Summarized below is the financial information of the Trust as of December 31, 2011:

Non-current assets - junior subordinated debentures - preferred	$112,150
Non-current assets - junior subordinated debentures - common	3,261

Total assets	$115,411

Non-current liabilities - trust preferred securities	$112,150
Stockholder’s equity - trust common securities	3,261

Total liabilities and stockholders’ equity	$115,411

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

Under the terms of the Stockholders Agreement for the Holdco Common Stock, management shareholders have the ability to put their shares back to Holdco under certain conditions, including death or disability. ASC 480-10-S99 requires shares to be classified outside of permanent equity if they can be redeemed and the redemption is not solely within control of the issuer. Further, if it is determined that redemption of the shares is probable, the shares are marked to redemption value which equals fair value at each balance sheet date with the change in fair value recorded in additional paid-in capital. Accordingly, the 198.3 shares of common stock held by management are recorded outside permanent equity and have been adjusted to the fair value of $12,247 as of December 31, 2011.

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

Hillman Investment Company Class A Preferred Stock was mandatorily redeemable on March 31, 2028 and, prior to the Merger Transaction, was classified as debt in the Company’s consolidated balance sheets. The Hillman Investment Company Class A Preferred Stock was redeemable at its liquidation value of one thousand dollars per share plus all accumulated and unpaid dividends. Dividends on the mandatorily redeemable Class A Preferred Stock were $4,911 and $11,008 for the Predecessor five months ended May 28, 2010 and the year ended December 31, 2009, respectively. The dividends on the mandatorily redeemable Class A Preferred Stock were recorded as interest expense in the accompanying consolidated statements of operations.

The Company incurred $2,415 in financing fees in connection with the issuance of the Hillman Investment Company Class A Preferred Stock. The financing fees were capitalized and were amortized over the redemption period using the effective interest method. For the year ended December 31, 2009, interest expense of $37 was included in the accompanying consolidated statements of operations.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

13.	Common and Preferred Stock: (continued)

In connection with the 2004 acquisition of the Company, options in a predecessor to the Company were cancelled and converted into rights to receive options to purchase 3,895.16 shares of Hillman Companies, Inc. Class A Preferred Stock and 2,717.55 shares of Hillman Investment Company Class A Preferred Stock (collectively the “Purchased Options”). The Purchased Options had a weighted average strike price of $170.69 per share. The fair value of the Hillman Investment Company Class A Preferred Stock options has been included with the underlying security in the accompanying consolidated balance sheets. Security instruments with a redemption date that is certain to occur are to be classified as liabilities. The Hillman Companies, Inc. Class A Preferred Stock options, which have a March 31, 2028 expiration date, have been classified at their fair value in the liability section of the accompanying consolidated balance sheets. To the extent the Company pays a dividend to holders of the Class A Preferred Stock and the Hillman Investment Company Class A Preferred Stock, the Purchased Option holder will be entitled to receive an amount equal to the dividend which would have been paid if the Purchased Options had been exercised on the date immediately prior to the record date for the dividend. Dividends on the Purchased Options were recorded as interest expense in the accompanying consolidated statement of operations. Additionally, under the terms of the ESA, the Purchased Options could be put back to the Company at fair value if employment was terminated.

The initial and subsequent valuations of the Purchased Options were measured at fair value with the change in fair value recognized as interest expense. Interest expense of $577 and $1,304 was recorded for the Predecessor five months ended May 28, 2010 and the year ended December 31, 2009, respectively, to recognize the increase in fair value of the Purchased Options.

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

Compensation expense of $3,784 and $680 was recorded in the accompanying consolidated statements of operations for the Predecessor five months ended May 28, 2010 and the year ended December 31, 2009, respectively.

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

Accounting guidance allows nonpublic entities, such as the Company, to make a policy decision as to whether to measure its liability awards at fair value or intrinsic value. Management has determined the lack of an active market, trading restrictions and absence of any trading history preclude the reasonable estimate of fair value. Regardless of the valuation method selected, a nonpublic entity is required to re-measure its liabilities under share based payment awards at each reporting date until settlement. Accordingly, the Company has elected to use the intrinsic value method to value the Preferred Options at the end of each reporting period pro-rated for the portion of the service period rendered. Compensation expense of $1,410 and $3,311 was recognized in the accompanying consolidated statements of operations for the Predecessor five month period ended May 28, 2010 and the year ended December 31, 2009, respectively.

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

Class B Shares:

The outstanding shares of Class B Common Stock were subject to vesting over 5 years with 20% of the shares vesting on each anniversary of the Merger Transaction. Vested shares of the Class B Common Stock could be put back to the Company at fair value upon termination. Unvested shares of the Class B Common Stock were puttable at the lesser of fair value or cost. Accordingly, the value of the Class B common shares was adjusted at each balance sheet date to fair value for the proportion of consideration received in the form of employee service plus an amount equal to the lesser of fair value or original cost for the proportion of the Class B common shares for which employee service had not been recognized. The Class B common shares were fully vested as of March 31, 2009.

Compensation expense (income) of $13,859 and $4,746 was recorded in the accompanying consolidated statements of operations for the Predecessor five months ended May 28, 2010 and the year ended December 31, 2009, respectively.

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

OHCP HM Acquisition Corp. 2010 Stock Option Plan:

Effective May 28, 2010, Holdco established the OHCP HM Acquisition Corp. 2010 Stock Option Plan (the “Option Plan”), as amended, pursuant to which Holdco may grant options for up to an aggregate of 34,939 shares of its common stock. The Option Plan is administered by a committee of the Holdco board of directors. Such committee determines the terms of each option grant under the Option Plan, except that the exercise price of any granted option may not be lower than the fair market value of one share of common stock of Holdco as of the date of grant.

Under the Option Plan, the Company granted 26,700 common options on November 23, 2010, granted 5,584 common options on December 23, 2010, granted 300 common options on January 3, 2011, and granted 730 common options on May 26, 2011. The options were granted with an exercise price of one thousand dollars per option which was equal to the grant date fair value of the underlying securities.

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

Stock options granted to management under the Option Plan are divided into three equal vesting tranches. The first tranche is a service-based award which vests ratably over five years, subject to the optionee’s continued employment with the Company on each vesting date. The Company will recognize compensation costs for the portion of the awards that are service based over the requisite service period for each of the five separate vesting service periods. The second tranche is performance-based and vests ratably over five years, subject to both the optionee’s continued employment on each vesting date and the achievement of Company performance targets. Again, compensation costs will be recognized for the performance based awards over the requisite service period for each of the five separate vesting service periods. However, if achievement of the applicable performance target is not probable, no compensation cost will be recorded. The third tranche of each stock option grant is outcome-based and depends on OHCP receiving a certain rate of return upon a change in control, provided the optionee is still employed by the Company at the time of such change in control. This provision would be viewed as having a performance condition due to the change in control requirement and that condition would only be probable at the time the change in control occurred, and accordingly, the Company will not recognize compensation expense for the third tranche until a change in control is deemed to be probable.

The Company has elected to use the intrinsic value method to value the common options at the end of each reporting period. The intrinsic value of the common shares was equal to the exercise price at December 31, 2011 and 2010, and therefore, no compensation expense was recorded in the accompanying consolidated statements of operations for the year ended December 31, 2011 or the Successor seven month period ended December 31, 2010.

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

On June 24, 2010, the Company entered into a forward Interest Rate Swap Agreement (“2010 Swap”) with a two-year term for a notional amount of $115,000. The effective date of the 2010 Swap was May 31, 2011 and its termination date is May 31, 2013. The 2010 Swap fixes the interest rate at 2.47% plus the applicable interest rate margin.

The 2010 Swap was initially designated as a cash flow hedge. Effective April 18, 2011, the Company executed the second amendment to the credit agreement which modified the interest rate on the Senior Facilities. The critical terms for the 2010 Swap no longer matched the terms of the amended Senior Facilities and the 2010 Swap was de-designated. As a result, $643 of previously unrecognized losses recorded as a component of other comprehensive income were recognized as interest expense in the year ended December 31, 2011.

At December 31, 2011, the fair value of the 2010 Swap was $(1,205) and was reported on the consolidated balance sheet in other non-current liabilities with an interest charge recorded in the statement of operations for the change in fair value since the date the 2010 Swap was de-designated. As of December 31, 2010, the fair value of the 2010 Swap of $(1,016) was reported on the consolidated balance sheet in other non-current liabilities with a related deferred tax asset of $392 and an unrealized loss of $(624) recorded as a component of other comprehensive income in stockholders’ equity.

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

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the period, by level, within the fair value hierarchy:

	As of December 31, 2011
	Level 1	Level 2	Level 3	Total
Trading securities	$3,754	$—	$—	$3,754
Interest rate swaps	—	(1,205)	—	(1,205)

	As of December 31, 2010
	Level 1	Level 2	Level 3	Total
Trading securities	$3,478	$—	$—	$3,478
Interest rate swaps	—	(1,016)	—	(1,016)

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

16.	Fair Value Measurements: (continued)

Trading securities are valued using quoted prices on an active exchange. Trading securities represent assets held in a Rabbi Trust to fund deferred compensation liabilities and are included as restricted investments on the accompanying consolidated balance sheets.

For the year ended December 31, 2011, the unrealized gains on these securities of $19 were recorded as other income by the Successor Company. An offsetting entry for the same amount, increasing the deferred compensation liability and compensation expense within SG&A, was also recorded.

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

For the year ended December 31, 2009, the unrealized gains on these securities of $254 were recorded as other income by the Predecessor. An offsetting entry for the same amount, increasing the deferred compensation liability and compensation expense within SG&A, was also recorded.

The Company utilizes interest rate swap contracts to manage its targeted mix of fixed and floating rate debt, and these swaps are valued using observable benchmark rates at commonly quoted intervals for the full term of the swaps. The 2010 Swap was included in other non-current liabilities as of December 31, 2011 and 2010 on the accompanying consolidated balance sheet.

The fair value of the Company’s fixed rate senior notes and junior subordinated debentures as of December 31, 2011 and 2010 were determined by utilizing current trading prices obtained from indicative market data.

	December 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
10.875% Senior Notes	$200,000	$197,250	$150,000	$164,062
Junior Subordinated Debentures	115,411	129,371	115,837	125,153

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

17.	Commitments and Contingencies:

The Company self-insures its product liability, automotive, workers’ compensation and general liability losses up to $250 per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences in excess of $250 up to $40,000. The two risk areas involving the most significant accounting estimates are workers’ compensation and automotive liability. Actuarial valuations performed by the Company’s outside risk insurance expert were used by management to form the basis for workers’ compensation and automotive liability loss reserves. The actuary contemplated the Company’s specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes the liability of approximately $2,354 recorded for such risk insurance reserves is adequate as of December 31, 2011, but due to judgments inherent in the reserve estimate, it is possible the ultimate costs will differ materially from this estimate.

As of December 31, 2011, the Company has provided certain vendors and insurers letters of credit aggregating $4,541 related to its product purchases and insurance coverage of product liability, workers’ compensation and general liability.

The Company self-insures its group health claims up to an annual stop loss limit of $200 per participant. Aggregate coverage is maintained for annual group health insurance claims in excess of 125% of expected claims. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves. Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claim data and certain actuarial assumptions. The Company believes the liability of approximately $1,867 recorded for such group health insurance reserves is adequate as of December 31, 2011, but due to judgments inherent in the reserve estimation process it is possible the ultimate costs will differ materially from this estimate.

On November 23, 2011, Steelworks Hardware LLC, the owner of the Steelworks trade mark and a party to a licensing and marketing agreement with Hillman that originated in 2005 and automatically renewed for a three year period beginning in May 2010, filed a complaint against Hillman Group, Ace Hardware Corporation, Lowe’s Companies, Inc., Lowe’s Home Centers, Inc. and True Value Company in the United States District Court for the Northern District of Illinois Eastern Division. The complaint alleged a series of claims against Hillman Group and the other named defendants, including trade mark and trade dress infringement in violation of the Lanham Act, violations of Illinois Consumer Fraud and Unfair Trade Practices Acts and common law breach of contract, conspiracy and tort claims.

On March 20, 2012, the Company agreed to pay $1,635 to Steelworks Hardware LLC in full settlement of all alleged claims and plaintiff legal fees in this matter. The settlement cost and plaintiff legal fees were recorded in our consolidated results of operations as of December 31, 2011.

On May 4, 2010, Hy-Ko Products, Inc. filed a complaint against Hillman Group, and Kaba Ilco Corp., a manufacturer of blank replacement keys, in the United States District Court for the Northern District of Ohio Eastern Division, alleging that the defendants engaged in violations of federal and state antitrust laws regarding their business practices relating to automatic key machines and replacement keys. Hy-Ko Products’ May 4, 2010 filing against the Company is based, in part, on the Company’s previously-filed claim against Hy-Ko Products alleging infringement of certain patents of the Company. A claim construction hearing on the Company’s patent infringement claim against Hy-Ko Products occurred in September 2010. A ruling on the claim construction hearing was handed down on November 22, 2011 and was favorable to the Company’s position. A trial date on the patent case is set for the fourth quarter of 2012.

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

18.	Statements of Cash Flows:

Supplemental disclosures of cash flow information are presented below:

	Successor		Predecessor
	Year ended December 31, 2011	Seven Months ended December 31, 2010	Five Months ended May 28, 2010	Year ended December 31, 2009
Cash paid during the period for:
Interest on junior subordinated debentures	$12,232	$7,136	$5,096	$12,442

Interest	$38,192	$19,409	$7,710	$14,043

Income taxes	$749	$122	$575	$1,759

Non-cash investing activities:
Property and equipment purchased with capital lease	$—	$152	$—	$27

Non-cash financing activities:
Increase in accrued dividends on preferred stock	$—	$—	$—	$16,872

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

19.	Quarterly Data (unaudited):

2011	Total	Fourth	Third	Second	First
Net sales	$506,526	$122,259	$137,577	$135,396	$111,294
Income from operations	38,453	4,816	14,855	15,695	3,087
Net (loss) income	(9,779)	(5,483)	1,454	(868)	(4,882)

2010	Total	Fourth	Third	Second	First
Net sales	$462,396	$106,265	$122,715	$124,956	$108,460
Income from operations	7,923	5,582	14,300	(22,127)	10,168
Net (loss) income	(33,246)	(3,689)	1,450	(29,438)	(1,569)

20.	Concentration of Credit Risks:

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

For the year ended December 31, 2011, the largest three customers accounted for 41.0% of sales and 52.0% of the year-end accounts receivable balance. For the year ended December 31, 2010, the largest three customers accounted for 43.7% of sales and 52.5% of the year-end accounts receivable balance. For the year ended December 31, 2009, the largest three customers accounted for 42.8% of sales and 55.0% of the year-end accounts receivable balance. No other customer accounted for more than 5.0% of the Company’s total sales in 2011, 2010 or 2009.

Concentration of credit risk with respect to purchases and trade payables are limited due to the large number of vendors comprising the Company’s vendor base, with dispersion across different industries and geographic areas. The Company’s largest vendor in terms of annual purchases accounted for 10.0% of the Company’s total purchases and 3.9% of the Company’s total trade payables on December 31, 2011.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

21.	Segment Reporting and Geographic Information:

The Company’s segment reporting structure uses the Company’s management reporting structure as the foundation for how the Company manages its business. The Company periodically evaluates its segment reporting structure in accordance with ASC 350-20-55 and has concluded that it has six reporting units as of December 31, 2011. The United States segment, excluding All Points and Tagworks, is the only segment considered material by Company management as of December 31, 2011. The segments are as follows:

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

In 2011, the Company concluded that it used a multiple segment operating structure. The Company has updated and expanded its 2010 segment reporting and geographic information to conform to the 2011 presentation.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

21.	Segment Reporting and Geographic Information (continued):

The table below presents revenues and income from operations for our reportable segments for the year ended December 31, 2011, the seven months ended December 31, 2010, the five months ended May 28, 2010 and the year ended December 31, 2009.

	Successor		Predecessor
	Year Ended December 31, 2011	Seven Months Ended December 31, 2010	Five Months Ended May 28, 2010	Year Ended December 31, 2009

Revenues
United States, excluding All Points and Tagworks	$459,623	$258,391	$175,470	$433,646
All Points	15,236	10,087	6,244	15,056
TagWorks	13,808	—	—	—
Canada	11,762	5,053	1,759	4,479
Mexico	5,832	3,149	2,243	4,980
Australia	265	—	—	—

Total revenues	$506,526	$276,680	$185,716	$458,161

Segment Income (Loss) from Operations
United States, excluding All Points and Tagworks	$34,654	$16,025	$(9,288)	$48,495
All Points	487	362	122	146
TagWorks	3,343	—	—	—
Canada	(727)	88	123	536
Mexico	942	269	270	255
Australia	(324)	—	—	—

Total segment income (loss) from operations	$38,375	$16,744	$(8,773)	$49,432

Reconciliation (1)
Total segment income (loss) from operations	$38,375	$16,744	$(8,773)	$49,432
Elimination of intercompany profit (loss)	78	(59)	11	(98)

Total income (loss) from operations	$38,453	$16,685	$(8,762)	$49,334

(1)	This table reconciles segment income (loss) from operations to total income (loss) from operations.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

21.	Segment Reporting and Geographic Information (continued):

Assets by segment as of December 31, 2011 and 2010 were as follows:

	December 31, 2011	December 31, 2010
Assets:
United States, excluding All Points and Tagworks	$1,025,334	$1,035,674
All Points	8,052	7,193
TagWorks	62,912	—
Canada	13,269	5,605
Mexico	17,097	4,306
Australia	1,187	—

Total Assets	$1,127,851	$1,052,778

	As of December 31, 2011	As of December 31, 2010
Cash & cash equivalents
United States	$9,400	$6,286
Canada	968	1,027
Mexico	1,560	272
Australia	99	—

Consolidated cash & cash equivalents	$12,027	$7,585

Following is revenue based on products for the Company’s significant product categories:

	Successor		Predecessor
	Year Ended December 31, 2011	Seven Months Ended December 31, 2010	Five Months Ended May 28, 2010	Year Ended December 31, 2009
Net sales
Keys	$85,410	$48,897	$32,716	$78,012
Engraving	41,734	17,038	12,242	35,518
Letters, numbers and signs	33,079	22,026	12,859	34,287
Fasteners	279,564	154,319	103,457	253,703
Threaded rod	31,135	17,360	12,471	30,118
Code cutter	3,312	1,844	1,377	3,353
Builders hardware	10,080	3,137	1,753	3,832
Other	22,212	12,059	8,841	19,338

Consolidated net sales	$506,526	$276,680	$185,716	$458,161

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

22.	Acquisition and Integration Expenses:

For the year ended December 31, 2011, the Company incurred $2,805 of expenses for banking, legal and other professional fees incurred in connection with the Merger Transaction, Servalite acquisition, TagWorks Acquisition, Ook Acquisition and the start-up of operations for Hillman Australia.

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

The Company’s management has evaluated potential subsequent events for recording and disclosure in this Annual Report on Form 10-K for the year ended December 31, 2011 up to the issuance date of the financial statements. There were no additional items requiring disclosure.

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

Consolidating Statements of Operations

For the year ended December 31, 2011

(Amounts in thousands)

	Successor
	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$465,033	$23,634	$17,859	$—	$506,526
Cost of sales	—	227,719	14,627	10,223	(78)	252,491
Selling, general and administrative expenses	19	155,891	7,026	6,830	—	169,766
Acquisition and integration expense	—	2,642	—	163	—	2,805
Depreciation	—	21,139	121	73	—	21,333
Amortization	18,433	2,077	207	—	—	20,717
Intercompany administrative (income) expense	—	(240)	—	238	2	—
Management and transaction fees to related party	—	110	—	—	—	110
Other (income) expense, net	(19)	447	(16)	441	(2)	851
Income from operations	(18,433)	55,248	1,669	(109)	78	38,453
Intercompany interest (income) expense	(12,231)	12,231	—	—	—	—
Interest expense, net	(426)	41,105	—	—	—	40,679
Interest expense on junior subordinated debentures	12,610	—	—	—	—	12,610
Investment income on trust common securities	(378)	—	—	—	—	(378)

Income (loss) before equity in subsidiaries’ income	(18,008)	1,912	1,669	(109)	78	(14,458)
Equity in subsidiaries’ income (loss)	2,599	836	—	—	(3,435)	—

Income (loss) before income taxes	(15,409)	2,748	1,669	(109)	(3,357)	(14,458)
Income tax provision (benefit)	(5,552)	149	608	116	—	(4,679)

Net income (loss)	$(9,857)	$2,599	$1,061	$(225)	$(3,357)	$(9,779)

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	(179)	—	(179)
Change in derivative security value	—	624	—	—	—	624

Total comprehensive income (loss)	$(9,857)	$3,223	$1,061	$(404)	$(3,357)	$(9,334)

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

24.	Supplemental Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Consolidating Statements of Operations

For the seven months ended December 31, 2010

(Amounts in thousands)

	Successor
	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$258,391	$10,087	$8,202	$—	$276,680
Cost of sales	—	124,556	7,709	4,241	48	136,554
Selling, general and administrative expenses	283	84,773	1,964	3,740	—	90,760
Acquisition and integration expense	—	11,145	—	5	—	11,150
Depreciation	—	10,924	50	33	—	11,007
Amortization	10,669	—	—	—	—	10,669
Intercompany administrative (income) expense	—	(140)	—	140	—	—
Management and transaction fees to related party	—	—	—	—	—	—
Other (income) expense, net	(283)	450	2	(314)	—	(145)

Income from operations	(10,669)	26,683	362	357	(48)	16,685
Intercompany interest (income) expense	(7,135)	7,136	—	—	(1)	—
Interest expense, net	(248)	20,959	—	—	1	20,712
Interest on mandatorily redeemable preferred stock and management purchased options	—	—	—	—	—	—
Interest expense on junior subordinated debentures	7,356	—	—	—	—	7,356
Investment income on trust common securities	(220)	—	—	—	—	(220)

Income (loss) before equity in subsidiaries’ income	(10,422)	(1,412)	362	357	(48)	(11,163)
Equity in subsidiaries’ income (loss)	(977)	435	—	—	542	—

Income (loss) before income taxes	(11,399)	(977)	362	357	494	(11,163)
Income tax provision (benefit)	(3,409)	—	138	146	—	(3,125)

Net income (loss)	$(7,990)	$(977)	$224	$211	$494	$(8,038)

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	(1)	—	(1)
Change in derivative security value	—	(624)	—	—	—	(624)

Total comprehensive income (loss)	$(7,990)	$(1,601)	$224	$210	$494	$(8,663)

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

24.	Supplemental Consolidating Guarantor and Non-Guarantor Financial Information (continued):

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

Consolidating Statements of Operations

For the year ended December 31, 2009

(Amounts in thousands)

	Predecessor
	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$433,646	$15,056	$9,459	$—	$458,161
Cost of sales	—	208,231	11,232	5,081	98	224,642
Selling, general and administrative expenses	8,991	142,888	3,545	3,726	—	159,150
Depreciation	—	16,761	86	146	—	16,993
Amortization	6,875	—	37	—	—	6,912
Intercompany administrative (income) expense	—	(240)	—	238	2	—
Management and transaction fees to related party	1,010	—	—	—	—	1,010
Other (income) expense, net	(286)	921	10	(523)	(2)	120
Income (loss) from operations	(16,590)	65,085	146	791	(98)	49,334
Intercompany interest (income) expense	(12,232)	12,232	—	—	—	—
Interest expense, net	(358)	15,883	(4)	—	—	15,521
Interest on mandatorily redeemable preferred stock and management purchased options	12,312	—	—	—	—	12,312
Interest expense on junior subordinated debentures	12,820	—	—	—	—	12,820
Investment income on trust common securities	(378)	—	—	—	—	(378)

Income (loss) before equity in subsidiaries’ income	(28,754)	36,970	150	791	(98)	9,059
Equity in subsidiaries’ income (loss)	37,562	592	—	—	(38,154)	—

Income (loss) before income taxes	8,808	37,562	150	791	(38,252)	9,059
Income tax provision	9,940	—	51	298	—	10,289

Net income (loss)	$(1,132)	$37,562	$99	$493	$(38,252)	$(1,230)

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	(197)	—	(197)
Change in derivative security value	—	297	—	—	—	297

Total comprehensive income (loss)	$(1,132)	$37,859	$99	$296	$(38,252)	$(1,130)

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

24.	Supplemental Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Consolidating Balance Sheet

As of December 31, 2011

(Amounts in thousands)

	Successor
	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$1	$8,852	$547	$2,627	$—	$12,027
Restricted investments	364	—	—	—	—	364
Accounts receivable	—	59,429	1,273	2,863	—	63,565
Inventories	—	95,757	5,117	3,361	(260)	103,975
Deferred income taxes	8,176	1,676	587	211	(742)	9,908
Other current assets	—	10,620	3,976	(8,950)	—	5,646

Total current assets	8,541	176,334	11,500	112	(1,002)	195,485
Intercompany notes receivable	105,446	—	—	—	(105,446)	—
Investments in subsidiaries	(628,481)	91,378	—	—	537,103	—
Property and equipment	—	65,897	174	271	—	66,342
Goodwill	419,752	26,409	58	10,944	280	457,443
Other intangibles	329,891	47,655	250	8,406	—	386,202
Restricted investments	3,390	—	—	—	—	3,390
Deferred income taxes	28,200	321	(108)	561	(28,974)	—
Deferred financing fees	—	13,055	—	—	—	13,055
Investment in trust common securities	3,261	—	—	—	—	3,261
Other assets	—	1,676	25	972	—	2,673

Total assets	$270,000	$422,725	$11,899	$21,266	$401,961	$1,127,851

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$29,997	$655	$621	$—	$31,273
Current portion of senior term loans	—	3,200	—	—	—	3,200
Current portion of capitalized lease obligations	—	31	—	—	—	31
Additional acquisition consideration	—	12,387	—	—	—	12,387
Accrued expenses:
Salaries and wages	—	5,303	110	215	—	5,628
Pricing allowances	—	5,291	—	437	—	5,728
Income and other taxes	(549)	2,342	15	445	—	2,253
Interest	—	2,203	—	—	—	2,203
Deferred compensation	364	—	—	—	—	364
Other accrued expenses	—	8,762	39	406	—	9,207

Total current liabilities	(185)	69,516	819	2,124	—	72,274

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

24.	Supplemental Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Consolidating Balance Sheet

As of December 31, 2011

(Amounts in thousands)

	Successor
	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

LIABILITIES AND STOCKHOLDERS’ EQUITY (CONTINUED)
Intercompany debt payable	—	105,446	—	—	(105,446)	—
Long term senior term loans	—	310,550	—	—	—	310,550
Bank revolving credit	—	—	—	—	—	—
Long term portion of capitalized lease obligations	—	103	—	—	—	103
Long term senior notes	—	204,248	—	—	—	204,248
Junior subordinated debentures	115,411	—	—	—	—	115,411
Deferred compensation	3,390	—	—	—	—	3,390
Deferred income taxes, net	149,704	448	199	3,253	(29,716)	123,888
Other non-current liabilities	—	7,193	—	—	—	7,193

Total liabilities	268,320	697,504	1,018	5,377	(135,162)	837,057

Common stock with put options:
Common stock, $.01 par, 5,000 shares authorized, 198.4 issued and outstanding at December 31, 2011.	12,247	—	—	—	—	12,247

Commitments and Contingencies

Stockholders’ Equity:
Preferred Stock:
Preferred stock, $.01 par, 5,000 shares authorized, none issued and outstanding at December 31, 2011.	—	—	—	—	—	—
Common Stock:
Common stock, $.01 par, 5,000 shares authorized, 4,801.6 issued and outstanding at December 31, 2011.	—	—	50	—	(50)	—
Additional paid-in capital	117,221	(68,624)	10,306	16,437	221,204	296,544
Accumulated deficit	(127,788)	(206,155)	525	113	315,488	(17,817)
Accumulated other comprehensive loss	—	—	—	(661)	481	(180)

Total stockholders’ equity	(10,567)	(274,779)	10,881	15,889	537,123	278,547

Total liabilities and stockholders’ equity	$270,000	$422,725	$11,899	$21,266	$401,961	$1,127,851

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

24.	Supplemental Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Consolidating Balance Sheet

As of December 31, 2010

(Amounts in thousands)

	Successor
	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$1	$5,166	$1,119	$1,299	$—	$7,585
Restricted investments	227	—	—	—	—	227
Accounts receivable	—	50,142	3,435	2,933	—	56,510
Inventories	—	84,011	10,644	3,384	(338)	97,701
Deferred income taxes	7,267	—	1,885	225	—	9,377
Other current assets	—	6,625	4,068	(7,292)	—	3,401

Total current assets	7,495	145,944	21,151	549	(338)	174,801
Intercompany notes receivable	105,446	—	—	—	(105,446)	—
Investments in subsidiaries	(615,609)	48,267	—	—	567,342	—
Property and equipment	—	52,005	276	231	—	52,512
Goodwill	419,562	1,561	7,242	10,944	280	439,589
Other intangibles	347,950	—	6,345	8,781	—	363,076
Restricted investments	3,251	—	—	—	—	3,251
Deferred income taxes	25,423	392	(201)	379	(25,614)	379
Deferred financing fees	—	14,322	—	—	—	14,322
Investment in trust common securities	3,261	—	—	—	—	3,261
Other assets	—	900	25	662	—	1,587

Total assets	$296,779	$263,391	$34,838	$21,546	$436,224	$1,052,778

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$27,433	$659	$332	$—	$28,424
Current portion of senior term loans	—	2,900	—	—	—	2,900
Current portion of capitalized lease and other obligations	—	30	—	—	—	30
Accrued expenses:
Salaries and wages	—	5,395	505	178	—	6,078
Pricing allowances	—	4,862	13	480	—	5,355
Income and other taxes	(283)	1,749	153	420	—	2,039
Interest	—	1,409	—	—	—	1,409
Deferred compensation	227	—	—	—	—	227
Other accrued expenses	—	6,484	1,201	214	—	7,899

Total current liabilities	(56)	50,262	2,531	1,624	—	54,361

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

24.	Supplemental Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Consolidating Balance Sheet

As of December 31, 2010

(Amounts in thousands)

	Successor
	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

LIABILITIES AND STOCKHOLDERS’ EQUITY(CONTINUED)
Intercompany debt payable	—	105,446	—	—	(105,446)	—
Long term senior term loans	—	285,650	—	—	—	285,650
Bank revolving credit	—	12,000	—	—	—	12,000
Long term portion of capitalized leases	—	134	—	—	—	134
Long term senior notes	—	150,000	—	—	—	150,000
Junior subordinated debentures	115,837	—	—	—	—	115,837
Deferred compensation	3,251	—	—	—	—	3,251
Deferred income taxes, net	151,358	—	151	3,389	(25,614)	129,284
Other non-current liabilities	—	2,283	—	—	—	2,283

Total liabilities	270,390	605,775	2,682	5,013	(131,060)	752,800

Common stock with put options:
Common stock, $.01 par, 5,000 shares authorized, 198.4 issued and outstanding at December 31, 2010.	12,247	—	—	—	—	12,247

Commitments and Contingencies

Stockholders’ Equity:
Preferred Stock:
Preferred stock, $.01 par, 5,000 shares authorized, none issued and outstanding at December 31, 2010.	—	—	—	—	—	—
Common Stock:
Common stock, $.01 par, 5,000 shares authorized, 4,801.6 issued and outstanding at December 31, 2010.	—	—	65	—	(65)	—
Additional paid-in capital	116,591	(133,371)	31,867	16,677	264,630	296,394
Accumulated deficit	(102,449)	(208,389)	224	338	302,238	(8,038)
Accumulated other comprehensive loss	—	(624)	—	(482)	481	(625)

Total stockholders’ equity	14,142	(342,384)	32,156	16,533	567,284	287,731

Total liabilities and stockholders’ equity	$296,779	$263,391	$34,838	$21,546	$436,224	$1,052,778

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

24.	Supplemental Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Consolidating Statement of Cash Flows

For the year ended December 31, 2011

(Amounts in thousands)

	Successor
	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Cash flows from operating activities:
Net income (loss)	$(12,456)	$1,763	$1,061	$(225)	$78	$(9,779)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	18,433	23,216	328	73	—	42,050
Dispositions of property and equipment	—	42	11	—	—	53
Deferred income tax provision (benefit)	(8,866)	(203)	1,350	3,085	—	(4,634)
Deferred financing and original issue discount amortization	(803)	2,814	—	—	—	2,011
Other non-cash interest and change in value of interest rate swap	—	1,250	—	—	—	1,250
Changes in operating items:
Accounts receivable	—	(6,673)	2,162	70	—	(4,441)
Inventories	—	(7,647)	5,527	23	(78)	(2,175)
Other assets	—	(4,691)	92	1,348	—	(3,251)
Accounts payable	—	387	(4)	289	—	672
Other accrued liabilities	(265)	4,053	(1,708)	211	—	2,291
Other items, net	3,957	8,989	(9,361)	(3,419)	—	166

Net cash provided by (used for) operating activities	—	23,300	(542)	1,455	—	24,213

Cash flows from investing activities:
Payment for TagWorks acquisition	—	(40,271)	—	—	—	(40,271)
Payment for Ook acquisition	—	(15,323)	—	—	—	(15,323)
Capital expenditures	—	(17,778)	(30)	(127)	—	(17,935)
Other, net	—	—	—	—	—	—

Net cash used for investing activities	—	(73,372)	(30)	(127)	—	(73,529)

Cash flows from financing activities:
Borrowings of senior term loans	—	30,000	—	—	—	30,000
Repayments of senior term loans	—	(2,975)	—	—	—	(2,975)
Discount on senior senior term loans	—	(2,000)	—	—	—	(2,000)
Borrowings of revolving credit loans	—	9,444	—	—	—	9,444
Repayments of revolving credit loans	—	(21,444)	—	—	—	(21,444)
Payment of additional acquisition consideration	—	(12,490)	—	—	—	(12,490)
Principal payments under capitalized lease obligations	—	(30)	—	—	—	(30)
Borrowings of senior notes	—	50,000	—	—	—	50,000
Premium on senior notes	—	4,625	—	—	—	4,625
Financing fees, net	—	(1,372)	—	—	—	(1,372)

Net cash (used for) provided by financing activities	—	53,758	—	—	—	53,758

Net (decrease) increase in cash and cash equivalents	—	3,686	(572)	1,328	—	4,442
Cash and cash equivalents at beginning of period	1	5,166	1,119	1,299	—	7,585

Cash and cash equivalents at end of period	$1	$8,852	$547	$2,627	$—	$12,027

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

24.	Supplemental Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Consolidating Statement of Cash Flows

For the seven months ended December 31, 2010

(Amounts in thousands)

	Successor
	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Cash flows from operating activities:
Net income (loss)	$(7,013)	$(1,401)	$224	$211	$(59)	$(8,038)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	10,669	10,924	50	33	—	21,676
Dispositions of property and equipment	—	60	—	—	—	60
Deferred income tax provision (benefit)	(8,031)	(1,125)	176	3,320	—	(5,660)
Deferred financing and original issue discount amortization	2,590	(1,296)	—	—	—	1,294
Other non-cash interest and change in value of interest rate swap	—	392	—	—	—	392
Changes in operating items:
Accounts receivable	—	14,195	727	(236)	—	14,686
Inventories	—	(11,030)	(100)	(590)	59	(11,661)
Other assets	—	(2,626)	38	1,444	(12)	(1,156)
Accounts payable	—	7,229	(374)	196	—	7,051
Other accrued liabilities	(69)	(11,228)	4	417	5,096	(5,780)
Other items, net	199,620	(214,228)	21,567	(3,540)	(5,084)	(1,665)

Net cash provided by (used for) operating activities	197,766	(210,134)	22,312	1,255	—	11,199

Cash flows from investing activities:
Payments for Quick Tag and Laser Key licenses	—	(12,750)	—	—	—	(12,750)
Payment for Servalite acquisition	—	—	(21,335)			(21,335)
Capital expenditures	—	(9,518)	(64)	(93)	—	(9,675)
Other, net	—	—	—	—	—	—

Net cash used for investing activities	—	(22,268)	(21,399)	(93)	—	(43,760)

Cash flows from financing activities:
Borrowings of senior term loans	—	290,000	—	—	—	290,000
Repayments of senior term loans	—	(149,756)	—	—	—	(149,756)
Borrowings of revolving credit loans	—	12,600	—	—	—	12,600
Repayments of revolving credit loans	—	(600)	—	—	—	(600)
Principal payments under capitalized lease obligations	—	(50)	—	—	—	(50)
Repayments of unsecured subordinated notes	—	(49,820)	—	—	—	(49,820)
Borrowings of senior notes	—	150,000	—	—	—	150,000
Financing fees, net	—	(15,729)	—	—	—	(15,729)
Purchase predecessor equity securities	(506,407)	—	—	—	—	(506,407)
Proceeds from sale of successor equity securities	308,641	—	—	—	—	308,641

Net cash (used for) provided by financing activities	(197,766)	236,645	—	—	—	38,879

Net (decrease) increase in cash and cash equivalents	—	4,243	913	1,162	—	6,318
Cash and cash equivalents at beginning of period	1	923	206	137	—	1,267

Cash and cash equivalents at end of period	$1	$5,166	$1,119	$1,299	$—	$7,585

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

24.	Supplemental Consolidating Guarantor and Non-Guarantor Financial Information (continued):

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

Financial Statement Schedule:

Schedule II - VALUATION ACCOUNTS

(dollars in thousands)

	Deducted From Assets in Balance Sheet
	Allowance for Doubtful Accounts		Allowance for Obsolete/ Excess Inventory

Ending Balance - December 31, 2008 - Predecessor	544		6,088

Additions charged to cost and expense	345		1,530

Deductions due to:
Others	375	(A)	473	(A)

Ending Balance - December 31, 2009 - Predecessor	514		7,145

Additions charged to cost and expense	26		954

Deductions due to:
Others	8	(A)	21	(A)

Ending Balance - May 28, 2010 - Predecessor	532		8,078

Additions charged to cost and expense	18		553
Additions from Merger Transaction	—		951
Additions from acquired company	59		2,411

Deductions due to:
Others	89	(A)	983	(A)

Ending Balance - December 31, 2010 - Successor	520		11,010

Additions charged to cost and expense	81		395
Deductions from Merger Transaction	—		(2,279)
Deductions from acquired company	98		(193)

Deductions due to:
Others	58	(A)	1,527	(A)

Ending Balance - December 31, 2011 - Successor	$641		$7,406

Notes:

(A)	Includes write-off of accounts receivable (net of bad debt recoveries) and inventories.

Item 9 – Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A – Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are those controls and procedures that are designed to ensure that material information relating to The Hillman Companies, Inc. required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures. Based upon that evaluation, and solely as a result of the material weakness in internal control over financial reporting described below, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were not effective, as of the end of the period covered by this Report. We view our internal control over financial reporting as an integral part of our disclosure controls and procedures.

In light of the foregoing conclusion, the Company’s management undertook additional procedures in order that management could conclude that reasonable assurance exists regarding the reliability of financial reporting and the preparation of the consolidated financial statements included in this Report. Accordingly, notwithstanding the material weakness described below, the Company’s management has concluded that the consolidated financial statements included in this annual report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the period presented in conformity with generally accepted accounting principles (“GAAP”).

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. Pursuant to the rules and regulations of the Commission, internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on such evaluation, management concluded that internal control over financial reporting was not effective as of December 31, 2011. Management’s report on internal control over financial reporting is set forth above under the heading, “Report of Management on Internal Control Over Financial Reporting” in Item 8 of this annual report on Form 10-K.

A material weakness is a deficiency, or a combination of deficiencies, in internal control, such that there is a reasonable possibility that a material misstatement of the entity’s annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. As a result of management’s assessment, the Company concluded that the material weakness described below existed as of December 31, 2011. The material weakness also existed throughout quarterly periods ending March 31, 2011, June 30, 2011 and September 30, 2011.

Our management identified a number of deficiencies related to the design and operating effectiveness of certain information technology (“IT”) controls that have a direct impact on our financial reporting. In 2011, the technology organization went through organizational and operational change, which impacted operating procedures and directly contributed to the noted deficiencies. As of December 31, 2011, deficiencies existed with the monitoring controls surrounding both change management and administrative system access. In addition, certain deficiencies were noted in automated, application and manual business controls that are dependent on system information for their effective operation and, as a result, financial information may not be accurately reflected in key reports or in the general ledger.

The Company is not aware of any transactions that were improperly undertaken as a result of this material weakness and therefore does not believe that such material weakness had any material impact on the Company’s financial statements.

Plan for Remediation of Material Weakness

Management is, and intends to continue, taking appropriate and reasonable steps to make the necessary improvements to remediate this material weakness in internal over financial reporting. In particular, a senior level manager has been assigned responsibility for internal controls within the Information Technology department. Additionally, administrative access is currently being evaluated for appropriateness and any other necessary control enhancements will be implemented.

Management believes that the measures described above will facilitate remediation of the material weakness we have identified and will continue to strengthen our internal control over financial reporting. The Company is actively involved in improving the effectiveness and efficiency of its internal controls over financial reporting.

Attestation Report of Registered Public Accounting Firm on Internal Control Over Financial Reporting.

This annual report does not contain an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act of 1934,) as amended, that occurred during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as described above under Management’s Annual Report on Internal Control over Financial Reporting.

Item 9B – Other Information.

None.

PART III

Item 10 – Directors, Executive Officers, and Corporate Governance.

The following is a summary of the biographies for at least the last five years of Hillman’s directors and officers.

Directors

Name and Age	Position and Five-year Employment History

Maurice P. Andrien (70)	Mr. Andrien has served as director since September 2001. From September 2001 to March 2004, Mr. Andrien was Chairman of The Hillman Companies, Inc., Cincinnati, Ohio. From April 1999 to November 2001, Mr. Andrien was President and Chief Executive Officer of SunSource Inc., the predecessor of Hillman. Mr. Andrien presently serves on the Boards of State Industrial Products, Inc., Finance Scholars Group, Inc. and Kaba Holding AG. Mr. Andrien previously served as a director of Cogniscape LLC. Mr. Andrien’s qualifications to sit on our board of directors include his long affiliation with the Company, including his service as President and Chief Executive Officer of SunSource Inc., the predecessor of the Company.

Robert L. Caulk (60)	Mr. Caulk has served as director since May 2010. Mr. Caulk is the Chairman of Bushnell Outdoor Products, a global manufacturer and marketer of sports optics and outdoor accessories. He was the Chairman and Chief Executive Officer of United Industries Corporation, a manufacturer and marketer of consumer products, from 2001 through 2005 and was its President and Chief Executive Officer from 1999 to 2001. He served as the President and Chief Executive Officer of Spectrum Brands, North America, following its acquisition of United Industries in 2005, until February 2006. Mr. Caulk also serves as a director on several corporate and non-profit boards, including Menard, Inc., Polaris Industries, Inc., Hunter Fan, Inc., Maritz, Inc., St. Louis Academy of Science and Natures Variety, where he serves as Vice Chairman. Mr. Caulk previously served as a director of Ascendia Brands, Inc. in 2008. Mr. Caulk was selected to serve on our board of directors due to his extensive management experience.

Michael S. Green (39)	Mr. Green has served as director since May 2010. Mr. Green has been a Partner of Oak Hill Capital Management, LLC since 2007 and prior to that was a Principal at Oak Hill Capital Management, LLC between 2000 and 2007. Mr. Green served on the board of directors of Duane Reade Holdings, Inc. from 2004 until April 2010 and currently serves on the board of directors of NSA International, Inc., Monsoon Commerce Solutions, Inc. and Dave & Buster’s, Inc. Mr. Green was selected to serve on our board of directors due to his financial, investment and business experience.

Max W. Hillman (65)	Mr. Hillman has served as director since September 2001. Mr. Hillman is President and Chief Executive Officer and member of the Board of Directors of Hillman and Chief Executive Officer of Hillman Group. From April 2000 to November 2001, Mr. Hillman was Co-Chief Executive Officer of Hillman Group. Mr. Hillman presently serves on the Board of Woodstream Corp.

Name and Age	Position and Five-year Employment History
Mr. Hillman previously served as a director of SunSource Technology Services Inc. and the Boards of State Industrial Products, Inc. Mr. Hillman’s qualifications to sit on our board of directors include his role as President and Chief Executive Officer of the Company and formerly Co-Chief Executive Officer of Hillman Group, prior to the CHS Merger Transaction.

David Jones (62)	Mr. Jones has served as director since May 2010. Mr. Jones has been Senior Adviser to Oak Hill Capital Management, LLC’s Consumer, Retail and Distribution group since February 2008. Between 1996 and May 2007, Mr. Jones was Chairman and Chief Executive Officer of Spectrum Brands, Inc. (formerly Rayovac Corporation), a global consumer products company with major businesses in batteries, lighting, shaving/grooming, personal care, lawn and garden, household insecticide and pet supply product categories. From 1996 to April 1998, he also served Rayovac as President. After Mr. Jones was no longer an executive officer of Spectrum Brands, it filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in March 2009 and exited from bankruptcy proceedings in August 2009. From 1995 to 1996, Mr. Jones was Chief Operating Officer, Chief Executive Officer, and Chairman of the Board of Directors of Thermoscan, Inc. From 1989 to 1994, he served as President and Chief Executive Officer of The Regina Company. Mr. Jones also served as a director of Simmons Bedding Company from January 2000 to January 2010, as a director of Spectrum Brands from September 1996 to August 2007, and as a director of Tyson Foods, Inc. from October 1999 to July 2005. He currently serves as a director of Pentair, Inc. and Dave & Buster’s, Inc. Mr. Jones was selected to serve on our board of directors due to his extensive management experience.

Alan Lacy (58)	Mr. Lacy has served as director since May 2010. Mr. Lacy has been a Senior Adviser to Oak Hill Capital Management, LLC’s Consumer, Retail and Distribution group since July 2007. Mr. Lacy is the former Vice Chairman and Chief Executive Officer of Sears Holdings Corporation, which formed as a result of the merger of Sears, Roebuck and Co. and Kmart Holding Corporation. He served as Vice Chairman from March 2005 through July 2006 and as Chief Executive Officer from March 2005 through September 2005. He previously served Sears, Roebuck and Co. as Chairman of the Board from December 2000 and as President and Chief Executive Officer from October 2000. Mr. Lacy was the Chairman of the Board of Sears Canada, Inc. from 2000 through 2006. Mr. Lacy has been a director of Bristol-Myers Squibb Company since 2008, a Trustee of Fidelity Funds and served as a director of The Western Union Company from 2006 to 2011. He also currently serves as director of Dave & Buster’s, Inc. since 2010. Mr. Lacy was selected to serve on our board of directors due to his extensive management experience.

Kevin Mailender (34)	Mr. Mailender has served as director since May 2010. Mr. Mailender has been a Principal of Oak Hill Capital Management, LLC since 2008 and previously was a Vice President of Oak Hill Capital Management between 2004 and 2008. Mr. Mailender currently serves as a director of Dave & Buster’s, Inc. Mr. Mailender was selected to serve on our board of directors due to his financial, investment and business experience.

Name and Age	Position and Five-year Employment History
Tyler Wolfram (45)	Mr. Wolfram has served as director since May 2010. Mr. Wolfram has been a Partner of Oak Hill Capital Management, LLC since 2001. Mr. Wolfram served on the board of directors of Duane Reade Holdings, Inc. from 2004 until April 2010 and currently serves on the board of directors of NSA International, Inc. and Dave & Buster’s, Inc. Mr. Wolfram serves as the Chairman of our board of directors due to his financial, investment and business experience.

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

The current members of the audit committee are Maurice Andrien and Robert Caulk, both of whom are considered independent under the SEC standards and the NYSE AMEX listing standards. The Company has previously received an exemption from AMEX to Section 121 of the AMEX Company Guide that requires the Audit Committee to have three members. The Board of Directors has determined that it does not currently have an “audit committee financial expert” (within the meaning of applicable rules of the SEC) serving on the audit committee. The Company is not required to have an “audit committee financial expert” and the Board of Directors has determined that the members of the audit committee, Messrs. Andrien and Caulk, are sufficiently financially sophisticated, as required by NYSE AMEX listing standards, to perform their roles and responsibilities as audit committee members. As further described herein, Messrs. Andrien and Caulk have each held chief executive officer positions at, and served as directors of, U.S. corporations.

Risk Oversight and Board Structure

The board of directors executes its oversight responsibility for risk management directly through its audit committee and compensation committee. The audit committee has primary authority for overseeing the Company’s risk management activities, generally, and is charged with reviewing and discussing with management the Company’s major risk exposures and the steps management has taken to monitor, control and manage these exposures. The audit committee’s meeting agendas include discussions of individual risk areas throughout the year, as well as an annual summary of the risk management process, including the

Company’s risk assessment and risk management guidelines. The compensation committee oversees the Company’s compensation policies generally to determine whether they create risks that are reasonably likely to have a material adverse effect on the Company.

The compensation committee has conducted a comprehensive review of the Company’s compensation structure from the perspective of enterprise risk management and the design and operation of its executive and employee compensation plans, policies and arrangements generally, including the performance objectives and target levels used in connection with our annual performance-based bonuses and stock option awards. The compensation committee has concluded that there are no risks arising from the Company’s compensation policies and practices for its employees that are reasonably likely to have a material adverse effect on the Company. Our compensation program as a whole does not encourage or incentivize our executives or other employees to take unnecessary and excessive risks or engage in other activities and behavior that threaten the value of the Company or the investments of its shareholders, as evidenced by the following design features that we believe mitigate risk-taking:

Base Salaries

Base salaries are fixed in amount and thus do not encourage risk taking.

Annual Performance Based Bonuses

The compensation committee believes the Company’s annual bonus program is structured to appropriately balance risk and the desire to focus executives on specific short-term goals important to the Company’s success. While specific performance criteria are set and communicated in advance, the Company does not consider that the pursuit of these objectives may encourage unnecessary or excessive risk taking or lead to behaviors that focus executives on their individual enrichment rather than the Company’s long-term welfare.

Stock Options

Executives and other employees of the Company are also eligible to receive stock options to acquire Holdco common stock under the OHCP HM Acquisition Corp. 2010 Stock Option Plan (the “Option Plan”). The Option Plan is administered by the Holdco board of directors. No stock options were granted to named executive officers or other employees in fiscal year 2011. In fiscal year 2010, the Holdco board of directors granted a total of 25,725 options to members of executive management. These option grants included options subject to service-vesting (in equal annual installments over a five-year period) and options subject to vesting based on annual performance during a five-year period, with possible acceleration upon a change of control. Since the vesting is staggered and in some cases tied directly to long-term performance, employees should not be incentivized to achieve only short-term increases in stock price.

Code of Ethics

The Company has adopted a code of business conduct and ethics which applies to its directors, senior officers, including its Chief Executive Officer and its Chief Financial Officer, as well as every employee of the Company. The Company’s code of business conduct and ethics can be accessed via its website at http://www.hillmangroup.com. The Company will disclose amendments to or waivers from a provision of the code of ethics on Form 8-K.

The executive officers of the Company (including the executive officers of The Hillman Group, Inc., a wholly-owned indirect subsidiary of the Company) are set forth below:

Executive Officers

Name and Age	Position with the Company; Five-year Employment History

Max W. Hillman (65)	President and Chief Executive Officer of The Hillman Companies, Inc., Chief Executive Officer of The Hillman Group, Inc. See pages 109 and 110 for five-year employment history.

James P. Waters (50)	Executive Vice President and Chief Operating Officer of The Hillman Companies, Inc. and The Hillman Group, Inc. Mr. Waters has been with the Company since September 1999. From November 2001 to June 2011, Mr. Waters served as Chief Financial Officer and Secretary of The Hillman Companies, Inc., and Vice President, Chief Financial Officer and Secretary of The Hillman Group, Inc.

Anthony A. Vasconcellos (47)	Chief Financial Officer, Treasurer and Secretary of The Hillman Companies, Inc. and The Hillman Group, Inc. since October 2011. From July 2010 through January 2011, Mr. Vasconcellos was a consultant with Vasco Company. From September 1998 to April 2010, Mr. Vasconcellos served as Chief Financial Officer, and from 2005 also as Executive Vice President, of Townsquare Media, Inc. (formerly known as Regent Communications, Inc.).

Robert J. Lackman (55)	Senior Vice President of Operations for The Hillman Group, Inc. Prior to joining Hillman in November 2010, Mr. Lackman was employed by Duro Bag Manufacturing Co., where he served as Executive Vice President of Purchasing and Supply Chain from November 2008. From January 2007 to October 2008, he served as Vice President of Purchasing and Supply Chain of Broder Bros., Co. Prior to 2007 he held the position of Director of Procurement, Global Importing & Supply Chain of xpedx.

George L. Heredia (53)	Senior Vice President of Engraving and Engineering Services for The Hillman Group, Inc. since September 2003. Mr. Heredia has held various executive positions with the Company since April 2000.

Albert M. Church (43)	Senior Vice President of Sales and Service for The Hillman Group, Inc. since March 2007. He joined Hillman in 1995 and had taken on increasing responsibilities.

All executive officers hold office at the pleasure of the board of directors.

Item 11 – Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis provides an overview and analysis of our compensation programs, the compensation decisions we have made under these programs, and the factors we considered in making these decisions with respect to the compensation earned by the following individuals, who as determined under the rules of the Commission are collectively referred to herein as our “named executive officers” or “NEOs” for fiscal year 2011:

•	Max W. Hillman, Chief Executive Officer and President

•	James P. Waters, Executive Vice President and Chief Operating Officer

•	Anthony A. Vasconcellos, Chief Financial Officer, Treasurer and Secretary

•	Robert J. Lackman, Senior Vice President of Operations, The Hillman Group, Inc.

•	George L. Heredia, Senior Vice President of Engraving and Engineering Services, The Hillman Group, Inc.

•	Albert M. Church, Senior Vice President of Sales and Service, The Hillman Group, Inc.

Overview of the Compensation Program

Compensation Philosophy

The objective of Hillman’s corporate compensation and benefits program is to establish and maintain competitive total compensation programs that will attract, motivate and retain the qualified and skilled work force necessary for the continued success of Hillman. To help align compensation paid to executive officers with the achievement of corporate goals, Hillman has designed its cash compensation program as a pay-for-performance based system that rewards named executive officers for their individual performance and contribution in achieving corporate goals. In determining the components and levels of NEO compensation each year, the Compensation Committee considers Company performance, the business objectives for specific divisions of the Company, personal management performance objectives as well as each individual’s performance and potential to enhance long-term stockholder value. To remain competitive, the Compensation Committee also periodically reviews compensation survey information published by various organizations as another factor in setting NEO compensation. The Compensation Committee relies on judgment and does not have any formal guidelines or formulas for allocating between long-term and currently paid compensation, cash and non-cash compensation, or among different forms of non-cash compensation for the Company’s NEOs.

Components of Total Compensation

Compensation packages in 2011 for the Company’s NEOs were comprised of the following elements:

Short-Term Compensation Elements

Element	Role and Purpose
Base Salary	Attract and retain executives and reward their skills and contributions to the day-to-day management of our Company.

Annual Performance-Based Bonuses	Motivate the attainment of annual Company, division and individual financial, operational and strategic goals by paying bonuses determined by the achievement of specified performance targets with a performance period of one year.

Discretionary Bonuses	From time to time, the Company may award discretionary bonuses to compensate executives for special contributions or extraordinary circumstances or events. On March 23, 2011, the Board of Directors awarded Mr. Waters a special $100,000 discretionary bonus payment in recognition of his extraordinary contributions to the successful completion of the acquisition and integration of TagWorks.

Long-Term Compensation Elements

Element	Role and Purpose
Stock Options	Motivate the attainment of long-term value creation, align executive interests with the interests of our stockholders, create accountability for executives to enhance stockholder value and promote long-term retention through the use of multi-year vesting awards.

Severance and Change of Control Benefits	Promote long-term retention and align the interests of executives with stockholders in the event of a change in control transaction which, although in the best interests of stockholders generally, may result in loss of employment for an individual named executive officer.

Benefits

Element	Role and Purpose
Employee Benefit Plans and Perquisites	Participation in Company-wide benefit health and retirement programs, provide financial security and additional compensation commensurate with senior executive level duties and responsibilities.

Process

Role of the Compensation Committee and Management

The Compensation Committee meets annually to review and consider base salary and any proposed adjustments, prior year annual performance bonus results and targets for the current year and any long term incentive awards. The Compensation Committee also reviews the compensation package for all new executive officer hires.

The key member of management involved in the compensation process is our Chief Executive Officer (“CEO”), Max W. Hillman. Our CEO presents recommendations for each element of compensation for each NEO, other than himself, to the Compensation Committee, which in turn evaluates these goals and either approves or appropriately revises them and presents them to the Board of Directors for review and approval. On an annual basis a comprehensive report is provided by the CEO to the Compensation Committee on all of Hillman’s compensation programs.

Determination of CEO Compensation

The Compensation Committee determines the level of each element of compensation for our CEO and presents its recommendations to the full Board of Directors for review and approval. Consistent with its determination process for other NEOs, the Compensation Committee considers a variety of factors when determining compensation for our CEO, including past corporate and individual performance, general market survey data for similar size companies, and the degree to which the individual’s contributions have the potential to influence the outcome of the Company’s short- and long-term operating goals and alignment with shareholder value.

Assessment of Market Data and Use of Compensation Consultants

In establishing the compensation for each NEO, the Compensation Committee considers information about the compensation practices of companies both within and outside our industry and geographic region, and considers evolving compensation trends and practices generally. The Compensation Committee periodically reviews third-party market data published by various organizations such the Employers Resource Association of Cincinnati, the National Association of Manufacturers and the Compensation Data Manufacturing and Distribution Survey. The Compensation Committee may review such survey data for market trends and developments, and as one factor when making its annual compensation determinations. The Compensation Committee does not typically use market data to establish specific targets for compensation or any particular component of compensation, and does not otherwise numerically benchmark its compensation decisions. Rather, the Compensation Committee may review survey information about the type and amount of compensation paid to executives in similar positions and with similar responsibilities as reported on an aggregate basis for companies with comparable sales volume and number of employees both within and outside its industry and geographic region. The Company did not utilize a compensation consultant during fiscal years 2010 and 2011.

Short Term Compensation Elements

Base Salary

Hillman believes that executive base salaries are an essential element to attract and retain talented and qualified executives. Base salaries are designed to provide financial security and a minimum level of fixed compensation for services rendered to the Company. Base salary adjustments may reflect an individual’s performance, experience and/or changes in job responsibilities. The Company also considers other compensation provided to its NEOs, such as the value of outstanding options, when determining base salary.

Base salaries are generally effective on January 31 of the applicable year. The rate of annual base salary for each NEO for fiscal years 2009, 2010 and 2011 are set forth below.

Name	2009 Base Salary	2010 Base Salary	2011 Base Salary
Max W. Hillman	$425,000	$435,000	$445,000
James P. Waters	$250,000	$262,000	$300,000	(1)
Anthony A. Vasconcellos(2)	—	—	$275,000
Robert J. Lackman(3)	—	$235,000	$240,000
George L. Heredia	$243,000	$243,000	$243,000
Albert M. Church	$220,000	$227,000	$235,000

(1)	Mr. Waters’ 2011 annual salary as of January 31, 2011 was $270,000, and was increased to $300,000 effective June 19, 2011 in recognition of his expanded duties in connection with his promotion to Executive Vice President and Chief Operating Officer.
(2)	Mr. Vasconcellos was hired effective October 5, 2011.
(3)	Mr. Lackman was hired effective November 1, 2010.

The increase, if any, in base salary for each NEO for a fiscal year reflects each individual’s particular skills, responsibilities, experience and prior year performance. The fiscal year 2011 base salary amounts were determined as part of the total compensation paid to each NEO and were not considered, by themselves, as fully compensating the NEOs for their service to the Company.

The Company determined that employee base salary compensation for 2011 should generally reflect an average increase of 3% to compensate employees for cost of living increases, subject to adjustments to reflect specific factors relating to individual performance and expectations for the year. As with other elements of NEO compensation, Mr. Hillman made recommendations for base salary adjustments to the Compensation Committee (other than for himself). Mr. Waters’ salary for 2011 reflects an annual increase of 3% effective January 1, 2011 as well as an additional increase in base salary from $270,000 to $300,000 effective June 19, 2011 in recognition of his expanded responsibilities as Executive Vice President and Chief Operating Officer. Mr. Heredia received no salary increase in 2011 as a result of the lack of growth in the engraving business in 2010.

Annual Performance-Based Bonuses

Pursuant to their employment agreements, each NEO is eligible to receive an annual cash bonus under the terms of a performance-based bonus plan. Each employment agreement specifies an annual target and maximum bonus as a percentage of the NEO’s annual base salary, which percentages may be adjusted (but not decreased below those stated in the NEO’s employment agreement) for any particular year in the Company’s discretion. The specific performance criteria and performance goals are established annually by our Compensation Committee in consultation with our CEO (other than with respect to himself) and approved by our Board of Directors. The performance targets are communicated to the NEOs following formal approval by the Compensation Committee and Board of Directors, which is normally around late February. The table below shows the target bonus and maximum bonuses as a percentage of base salary for each NEO for 2011, with the exception of Mr. Vasconcellos. Since Mr. Vasconcellos was hired in the fourth quarter of fiscal year 2011, he did not participate in the Company’s 2011 annual bonus plan for executives, but was paid a fixed bonus of $25,000 for 2011. Generally, the higher the level of responsibility of the named executive officer within the Company, the greater the percentages of base salary applied for that individual’s target and maximum bonus compensation.

2011 Target and Maximum Bonus

Name	2011 Target Bonus as % of Base Salary	2011 Maximum Bonus as% of Base Salary
Max W. Hillman	65%	124%
James P. Waters(1)	45%	90%
Robert J. Lackman	35%	70%
George L. Heredia	35%	70%
Albert M. Church	35%	70%

(1)	Mr. Waters’ target bonus was increased from 35% to 45% of base salary and his maximum bonus was increased from 70% to 90% on June 19, 2011 in connection with his expanded duties relating to his promotion to Executive Vice President and Chief Operating Officer.

For 2011, each NEO’s annual bonus (other than for Mr. Vasconcellos) was determined based on actual performance in several categories of pre-established performance criteria as further described below. If actual results for each performance category equal the specified target performance level, the total 2011 bonus is the target bonus shown above. If actual results for each performance category equal or exceed the specified maximum performance level, the total 2011 bonus is the maximum bonus shown above. As described below, for some performance criteria, a portion of the target bonus may be payable if actual results for that category are less than the target performance level but are at least equal to a specified threshold level of performance.

The table below shows for fiscal year 2011 the performance criteria selected for each NEO (other than for Mr. Vasconcellos) and the relative weight of total target and maximum bonus assigned to each component.

2011 Performance Criteria and Relative Weight

Name	EBITDA	ROANTA	GM	Safety	PMOs
Max W. Hillman	30%	25%	15%	—	30%
James P. Waters	30%	30%	—	10%	30%
Robert J. Lackman	30%	30%	—	10%	30%
George L. Heredia	30%	—	30%	10%	30%
Albert M. Church	30%	—	30%	10%	30%

For 2011, the bonus criteria for all NEOs included a Company performance goal measured by earnings before interest, taxes, depreciation and amortization (“EBITDA”), as adjusted for other items included in the calculation of the fair value of the Company common stock and excluding EBITDA from acquisitions completed during 2011. Other than for Messrs. Heredia and Church, who have no asset management responsibilities, 2011 bonus criteria for each NEO also included the Company’s overall return on net tangible assets (“ROANTA”). Mr. Hillman’s bonus criteria for 2011 included Company-wide gross sales margin (“GM”) (in dollars), and because they have direct sales responsibility, the 2011 bonus criteria for Messrs. Heredia and Church also included a GM component: for Mr. Heredia, based on the engraving division; and for Mr. Church, based on Lowes and Home Depot sales. The 2011 bonus criteria for NEOs other than Mr. Hillman also included Company-wide performance in safety matters.

The remaining criteria for each NEO consisted of personal management objectives (“PMOs”) based on the attainment of special project or division-based goals. Messrs. Hillman, Waters and Lackman each had two PMOs each for 2011 which were weighted equally. The completion of specified project milestones in connection with the Tempe reorganization represented 50% of the PMO performance category for Messrs. Hillman, Waters and Lackman, and 100% of the PMO performance category for Mr. Heredia. The other 2011 PMOs were as follows: Mr. Hillman, 50% based on objective acquisition integration metrics; Mr. Waters, 50% based on targeted EBITDA for Servalite and Mr. Lackman, 50% based on reducing the warehouse expense percentage of shipping and servicing costs. Mr. Church’s 2011 PMO was based 100% on reducing field service expense as a percentage of “National Account” net sales.

The 2011 bonus payments were determined based on actual results as compared to specified goals for each performance category. With respect to EBITDA, ROANTA, GM and safety matters, actual 2011 results were compared to specified quantitative threshold, target and maximum performance goals. For each category, no bonus was payable unless the performance results were at least equal to the category threshold goal. Actual performance in fiscal year 2011 for EBITDA, ROANTA and GM was below the threshold performance goals so no bonus amount was payable with respect to those performance categories. The Company successfully reduced its recordable OSHA safety incidents in 2011 by 25% more than the target performance level, so 2011 bonus payments for each NEO other than Mr. Hillman included 125% of the target bonus for safety matters. The table below summarizes the threshold, target and maximum goals and actual performance for fiscal year 2011 for EBITDA, ROANTA and GM.

Performance Category	2011 Performance Goals ($ in millions)			2011 Actual
	Threshold	Target	Maximum	Results
EBITDA	$85.52	$90.03	$94.53	$82.0
ROANTA	50.3%	52.9%	55.5%	50.1%
GM - Company	$258.83	$266.85	$274.87	$245.68
GM - Lowes & Home Depot	$76.23	$78.59	$80.94	$74.84
GM - Engraving	$20.45	$21.08	$21.72	$19.14

The determination of the amount of 2011 bonus payable in respect of the quantitative PMOs was based on actual fiscal year 2011 results compared to specified threshold, target and maximum goals. Servalite EBITDA exceeded the maximum PMO performance goal for Mr. Waters so one-half of his PMO bonus was payable at the maximum level. For Mr. Lackman, one-half of his PMO bonus was payable at 128% of target based on warehouse expense ratio between the target and maximum performance levels. Mr. Church’s PMO bonus was based solely on reducing field service cost center expenses and was payable at 126% of target based on results between the target and maximum performance levels. The amount of bonus payable in respect of the qualitative PMOs was based on the Compensation Committee’s subjective assessment of the level of performance achieved as compared to target goals and milestones. The Compensation Committee determined that the PMO based on a qualitative evaluation of the reorganization of Tempe operations was satisfied at 100% of target, so one-half of the PMO-based target bonus was payable to each of Messrs. Hillman, Waters and Lackman, and 100% of the PMO-based target bonus was payable to Mr. Heredia. Mr. Hillman’s other PMO was based on a qualitative assessment of acquisition integrations which the Compensation Committee determined was not satisfied at the target level.

The table below shows the amount of annual performance bonus earned by each NEO for fiscal year 2011 in each performance category.

2011 Bonus Payments by Criteria

Name	EBITDA	ROANTA	GM	Safety	PMOs	Total
Max W. Hillman	$0	$0	$0	—	$43,388	$43,388
James P. Waters	$0	$0	—	$14,620	$52,631	$67,251
Robert J. Lackman	$0	$0	—	$10,500	$28,749	$39,249
George L. Heredia	$0	—	$0	$10,631	$25,515	$36,146
Albert M. Church	$0	—	$0	$10,281	$31,132	$41,413

Long Term Compensation Elements

No NEO was granted any stock options or other long-term compensation awards in 2011.

Severance and Change in Control Benefits

The Company has entered into an Employment Agreement with each NEO that provides for severance payments and benefits in the event his employment is terminated under specified conditions including death, disability, termination by the Company without “cause” or his resignation for “good reason” (each as defined in the agreements). Pursuant to the employment agreements certain severance payments and benefits may be accelerated if such termination or resignation occurs within 90 days following a change in control. The payments provided in the event of termination without cause or resignation for good reason following a change in control are designed to assure the Company of the continued employment and attention and dedication to duty of these key management employees and to seek to ensure the availability of their continued service, notwithstanding the possibility or occurrence of a change in control of the Company and resultant employment termination. The severance payments and benefits payable both in the event of, and independently from, a change in control are in amounts the Company has determined are necessary to remain competitive in the marketplace for executive talent. See “Potential Payments Upon Termination or Change in Control” for additional information.

Employee Benefits Plans and Perquisites

Executives are eligible to participate in the same health and benefit plans generally available to all full-time employees including health insurance, dental, vision, term life and disability insurance. All executives are entitled to four weeks of paid vacation. In addition, the NEOs are eligible to participate in the Company’s Defined Contribution Plan (401(k) Plan) and the Hillman Nonqualified Deferred Compensation Plan, both described below.

Defined Contribution Plan

The Company’s NEOs and most other full-time employees are covered under a 401(k) retirement savings plan (the “Defined Contribution Plan”) which permits employees to make tax-deferred contributions and provides for a matching contribution of 50% of each dollar contributed by the employee up to 6% of the employee’s compensation. In addition, the Defined Contribution Plan provides a discretionary annual contribution in amounts authorized by the Board of Directors, subject to the terms and conditions of the plan.

Nonqualified Deferred Compensation Plan

All NEOs and certain other senior managers are eligible to participate in the Hillman Nonqualified Deferred Compensation Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan allows eligible employees to defer up to 100% of their annual base salary and bonus. The Company contributes a matching contribution of 25% on the first $10,000 of employee deferrals.

Perquisites

Messrs. Hillman, Waters, Vasconcellos, Lackman and Heredia are entitled to reimbursement for the reasonable expenses of leasing or buying a car up to $700 per month ($1,050 per month for Mr. Hillman). Mr. Hillman receives up to $500 per month as reimbursement for membership dues at country clubs whose services he uses in part for business and client development purposes.

Miscellaneous

The Company does not have any equity or security ownership guidelines for executives, including the named executive officers. The Company considers the accounting and tax treatment of particular forms of compensation awarded to named executive officers as part of its overall review of compensation, but does not structure its compensation practices to comply with specific accounting or tax treatment.

Compensation Committee Report

The Compensation Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on this review and discussion the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 for filing with the Securities and Exchange Commission.

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

Summary Compensation Table

The following table sets forth compensation that the Company’s principal executive officer, principal financial officer and each of the next three highest paid executive officers of the Company (collectively, the “NEOs”) earned during the years ended December 31, 2011, December 31, 2010, and December 31, 2009 in each executive capacity in which each NEO served. Max Hillman served as both an officer and director but did not receive any compensation with respect to his role as a director.

Name and Principal Position	Year	Salary (1)($)	Bonus ($)(2)	Option Awards (3)($)	Non-Equity Incentive Plan Compensation (4)($)	Nonqualified Deferred Compensation Earnings (5)($)	All Other Compensation (8)($)	Total ($)
Max W. Hillman President and CEO The Hillman Companies, Inc.	2011	443,846	—	—	43,388	—	13,718	500,952
	2010	433,846	—	0	232,250	—	31,895	697,991
	2009	425,000	—	—	368,900	—	28,592	822,492
James P. Waters(6) Executive VP and COO The Hillman Companies, Inc.	2011	286,000	100,000	—	67,251	—	9,261	462,512
	2010	260,615	—	0	80,318	—	12,148	353,081
	2009	237,308	—	—	175,000	—	8,298	420,606
Anthony A. Vasconcellos(7) CFO, Treasurer and Secretary The Hillman Companies, Inc.	2011	56,058	25,000	—	—	—	2,500	83,558
	2010		—	—	—	—	—	—
	2009		—	—	—	—	—	—
Robert J. Lackman Senior VP of Operations The Hillman Group, Inc.	2011	239,423	—	—	39,249	—	16,429	295,101
	2010	31,635	35,000	—	—	—	1,131	67,766
	2009	—	—	—	—	—	—	—
George L. Heredia Senior VP of Engraving and Engineering Services The Hillman Group, Inc.	2011	243,000	—	—	36,146	—	16,325	295,471
	2010	243,000	—	0	59,771	—	17,476	320,247
	2009	243,000	—	—	119,070	—	15,058	377,128
Albert M. Church Senior VP of Sales and Service The Hillman Group, Inc.	2011	234,077	—	—	41,413	—	107,736	383,226
	2010	226,192	—	0	81,083	—	72,874	380,149
	2009	220,000	—	—	139,535	—	183,057	542,592

(1)	Represents base salary paid including any deferral of salary into the Company’s 401(k) plan and the Hillman Nonqualified Deferred Compensation Plan. Base salary adjustments are generally effective January 31 of each fiscal year. Mr. Waters’ base salary was increased to $270,000 on January 31, 2011 and was increased to $300,000 effective June 19, 2011 in recognition of his expanded duties in connection with his promotion to Executive Vice President and Chief Operating Officer.
(2)	Mr. Waters received a discretionary bonus payment of $100,000 in 2011 in recognition of his extraordinary service in connection with the acquisition and integration of TagWorks. Mr. Vasconcellos joined the Company effective October 5, 2011 and received a fixed bonus of $25,000 in lieu of a performance-based bonus. Mr. Lackman joined the Company effective November 2010 and in lieu of a performance-based bonus for that year received a fixed payment of $35,000.
(3)	The amount included in the “Option Awards” column represents the grant date fair value of options calculated in accordance with FASB ASC Topic 718. See Note 14, Stock-Based Compensation, to the accompanying consolidated financial statements for details. No NEO was granted stock options in 2011 or 2009. In November 2010, each of the NEOs then in office was granted options to purchase shares of Holdco common stock under the Option Plan.

(4)	Represents earned bonus for services rendered in each year based on achievement of performance goals.
(5)	There were no above market earnings in the Hillman Nonqualified Deferred Compensation Plan for the NEOs.
(6)	Mr. Waters served as Chief Financial Officer and Secretary through June 19, 2011.
(7)	Mr. Vasconcellos was hired as Chief Financial Officer, Treasurer and Secretary effective October 5, 2011.

(8)	All other compensation consists of the following:

Named Executive Officer	Year	Matching Contribution to Hillman Retirement Savings and 401(k) Plan ($)	Matching Contribution to Non-Qualified Deferred Compensation Plan ($)	Personal Use/ Car Allowance ($)	Country Club Dues ($)	Relocation Expenses ($)	Merger Transactions Payment (1)	Total ($)
Max W. Hillman	2011	4,108	2,500	559	6,551	—	—	13,718
	2010	11,863	2,500	12,325	5,207	—	—	31,895
	2009	3,746	—	12,600	12,246	—	—	28,592
James P. Waters	2011	3,776	2,500	2,985	—	—	—	9,261
	2010	8,859	2,500	789	—	—	—	12,148
	2009	5,559	1,971	768	—	—	—	8,298
Anthony A. Vasconcellos	2011	—	2,500	—	—	—	—	2,500
	2010	—	—	—	—	—	—	—
	2009	—	—	—	—	—	—	—
Robert J. Lackman	2011	5,529	2,500	8,400	—	—	—	16,429
	2010	—	—	1,131	—	—	—	1,131
	2009	—	—	—	—	—	—	—
George L. Heredia	2011	5,425	2,500	8,400	—	—	—	16,325
	2010	9,076	—	8,400	—	—	—	17,476
	2009	6,658	—	8,400	—	—	—	15,058
Albert M. Church(2)	2011	5,118	2,500	1,746	—	—	98,372	107,736
	2010	5,198	2,500	1,420	—	63,756	—	72,874
	2009	2,229	1,550	1,060	—	178,218	—	183,057

(1)	Reflects the cash payment made to Mr. Church in fiscal year 2011 pursuant to the Merger Agreement. A portion of the cash payable in connection with the cancellation of Mr. Church’s stock options outstanding at the time of the Merger Transaction was placed in escrow and $98,372 was released from escrow in fiscal year 2011. No other NEOs held options at the time of the Merger Transaction.
(2)	At the Company’s request, Mr. Church relocated from his home in Charlotte, North Carolina to Cincinnati, Ohio in July 2008. The Company’s policy is to reimburse relocating executives for moving expenses and all costs associated with the sale of their existing homes. Amounts reimbursed were grossed up for income taxes. Additionally, the Company reimbursed Mr. Church in 2009 for the loss suffered on the sale of his North Carolina residence when the housing market in Charlotte deteriorated. The 2010 reimbursement included additional amounts for the gross up of income taxes on amounts reimbursed in 2009.

Grants of Plan-Based Awards Table for Fiscal Year 2011

The table below summarizes the non-equity incentive awards granted to named executed officers in 2011. There were no equity award grants to named executive officers in 2011.

	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)
Name		Threshold ($)(2)	Target ($)	Maximum ($)
Max W. Hillman			289,249	551,800
James P. Waters			116,957	233,914
Anthony A. Vasconcellos (3)			—	—
Robert J. Lackman			84,000	168,000
George L. Heredia			85,050	170,100
Albert M. Church			82,250	164,500

(1)	The amounts in this table reflect the 2011 performance-based bonus awards that each NEO was eligible to receive pursuant to the terms of his employment agreement and the Company’s 2011 performance bonus plan. Each NEO’s overall target and maximum performance based bonus for 2011 was determined as a percentage of base salary.
(2)	There is no single threshold level of bonus payment under the 2011 annual bonus plan. See the description of Annual Performance Bonus in the CD&A for a description of the specific performance components and more detail regarding the determination of actual 2011 annual performance bonus payments.
(3)	As described in the notes to the Summary Compensation Table, Mr. Vasconcellos received a fixed bonus for 2011.

Outstanding Equity Awards at 2011 Fiscal Year-End

The following table sets forth the number of unexercised options held by the NEOs at December 31, 2011. No stock awards were outstanding at the end of fiscal year 2011.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Max W. Hillman	280	1,120	2,800	1,000	11/23/2020
James P. Waters	175	700	1,750	1,000	11/23/2020
Anthony A. Vasconcellos	—	—	—	—	—
Robert J. Lackman	105	420	1,050	1,000	11/23/2020
George L. Heredia	105	420	1,050	1,000	11/23/2020
Albert M. Church	140	560	1,400	1,000	11/23/2020

All stock options reported in the table above are options to acquire Holdco common stock granted under the Option Plan in 2010. Pursuant to each named executive officer’s stock option award agreement, these options were divided into three equal vesting tranches. The first tranche is a service-based award which vests 20% annually until fully vested on the fifth anniversary of November 23, 2010, subject to the optionee’s continued employment with Hillman on each such vesting date. The first installment of that tranche vested on November 23, 2011. The second tranche is performance-based and vests 20% on December 31, 2010 and on each anniversary thereafter subject to both the optionee’s continued employment with the Company on each such vesting date and the Company’s achievement of the applicable performance goal specified in the table below. The performance-based option targets are cumulative, such that if a portion of the performance-based options fails to vest because the applicable annual performance goal is not achieved, such portion of the options will vest as of the performance measurement date for a later period if the cumulative performance goal is met in such later period. No portion of the performance-based options have yet become vested.

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

For purposes of these stock option awards, “Adjusted EBITDA” means annual Adjusted EBITDA (net of the payment of management incentive bonuses) calculated consistently with the Company’s historical practice and equitably adjusted, at the sole discretion of Holdco board of directors, for extraordinary or non-recurring items (including one-time transaction fees and expenses), corporate mergers and acquisitions, and changes in corporate accounting policies.

Upon a change in control, all service-vesting options will vest if the OH IRR (as defined below) calculated immediately following such change in control equals or exceeds 15% and all performance-based options will vest if such OH IRR equals or exceeds 20%. However, if the vesting of these service-vesting or performance-based options, as applicable, together with the vesting of all other outstanding stock options, would cause the OH IRR to drop below 15% or 20% as applicable, then the vesting of such options, together with similar service-vesting or performance-based options, as applicable, granted to other employees, will be reduced in the discretion of the Holdco board of directors so that the OH IRR does not drop below 15% or 20% as applicable.

The third tranche of each stock option grant is outcome-based. Subject to the optionee’s continuous employment with the Company through the consummation of a change in control, 50% of the outcome-based options will vest if the Holdco board of directors determines that the OH IRR calculated immediately following such change in control equals or exceeds 15% and if such OH IRR equals or exceeds 20% then the remaining 50% will vest. However, if the vesting of these outcome-based options, together with the vesting of all other outstanding stock options, would cause the OH IRR to drop below 15% or 20% as applicable, then the vesting of such options, together with similar outcome-based options granted to other employees, will be reduced in the discretion of the Holdco board of directors so that the OH IRR does not drop below 15% or 20% as applicable.

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

If the optionee’s employment is terminated for any reason other than for Cause or due to the optionee’s retirement at or after age 61, all outcome-based options held by such optionee will remain outstanding and eligible to vest during the twelve month period following termination of employment. Any remaining unvested service-vesting and performance-based portion of the option will be automatically forfeited on termination for any reason and the vested portions will remain exercisable until the earlier of 12 months following termination and the original expiration date of the option. Additionally, for Max Hillman only, on termination due to retirement his vested options will remain outstanding until the original expiration date. On termination for Cause the entire stock option, whether vested or unvested, will be forfeited.

Option Exercises and Stock Vested During Fiscal Year 2011

No named executive officer exercised any stock options during the year ended December 31, 2011 and there were no stock awards outstanding or eligible for vesting during fiscal year 2011.

Nonqualified Deferred Compensation for Fiscal Year 2011

All executives and certain senior managers are eligible to participate in the Hillman NonQualified Deferred Compensation Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan allows eligible employees to defer up to 100% of their annual base salary and bonus. The Company contributes a matching contribution of 25% on the first $10,000 of salary and bonus deferrals. Participants in the Deferred Compensation Plan can choose to invest amounts deferred and the matching company contributions in a variety of mutual fund investments. A separate account is maintained for each participant in the Deferred Compensation Plan, reflecting hypothetical contributions, earnings, expenses and gains or losses.

The following table sets forth activity in the Deferred Compensation Plan for the NEOs for the year ended December 31, 2011:

Name	Executive Contributions ($) (1)	Company Matching Contributions ($) (2)	Aggregate Earnings ($) (3)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at 12/31/11 ($)
Max W. Hillman	49,856	2,500	27,571	—	2,069,526
James P. Waters	35,535	2,500	3,430	—	267,041
Anthony A. Vasconcellos	10,048	2,500	47	—	12,595
Robert J. Lackman	11,971	2,500	(209)	—	14,262
George L. Heredia	42,036	2,500	(1,297)	—	43,819
Albert M. Church	15,758	2,500	(1,709)	(7,268)	34,199

(1)	The amounts in this column represent the deferral of base salary and bonuses and are also included in the Summary Compensation Table in the Salary or Non-Equity Incentive Plan Compensation columns, as appropriate.
(2)	The amounts in this column are also included in the Summary Compensation Table in the All Other Compensation column.
(3)	Earnings in the Deferred Compensation Plan were at market rates and are excluded from the Summary Compensation Table.

Potential Payments Upon Termination or Change in Control

Severance Payments and Benefits under Employment Agreements

The Company has an employment agreement in effect with each of its named executive officers. The employment agreements provide for an initial term of three years beginning May 28, 2010 (October 5, 2011 for Mr. Vasconcellos and November 1, 2010 for Mr. Lackman) and automatically renew for successive one-year terms thereafter unless either the Company or the executive provides notice of non-renewal. The Company’s non-renewal notice must be provided 180 days in advance for Messrs. Hillman and Waters, 90 days in advance for Messrs. Vasconcellos, Lackman and Heredia and 60 days in advance for Mr. Church. Each executive’s non-renewal notice must be provided 180 days in advance, except for Mr. Church who may provide notice 60 days in advance. The employment agreement with each NEO provides for specified payments and benefits in connection with a termination of employment.

No severance payments or benefits are payable in the event of a termination for cause or resignation without good reason (each as defined below). For each NEO, in the event of termination by reason of executive’s death, disability or due to non-renewal by the executive, the executive would be entitled to a prorated portion of his annual bonus, if any, for the year in which termination occurs, based on actual performance results for the full year and payable when bonuses are paid to other senior executives. Additional severance payments and benefits for each NEO are described below.

For all NEOS, severance payments and benefits are conditioned upon the execution by the executive of a release of claims against the Company and his continued compliance with the restrictive covenants contained in the employment agreement. The employment agreements require the executive not to disclose at any time confidential information of the Company or of any third party to which the Company has a duty of confidentiality and to assign to the Company all intellectual property developed during employment. The executive is also required during employment and for one year thereafter not to compete with the Company and is required not to solicit the employees, customers or business relations of the Company or make disparaging statements about the Company during employment and for two years thereafter. For Messrs. Hillman, Waters and Church, the post-employment non-compete period is extended to two years following termination of employment (other than within 90 days following a change in control for Messrs. Hillman and Waters) by reason of termination by the Company without cause (or Company non-renewal for Messrs. Hillman and Waters) or resignation with good reason. For each NEO other than Mr. Church, non-renewal by the Company is treated the same as a termination by the Company without cause.

Max Hillman and James Waters

For Messrs. Hillman and Waters, in the event of termination of employment during the initial term by reason of termination by the Company without cause, resignation with good reason or due to non-renewal by the Company, the executive would be entitled to (i) continued payments of base salary for a period of two years following termination, (ii) an amount equal to the greater of the average of the annual bonuses paid to him during the most recent three years preceding the year in which termination occurs or the most recent bonus paid to him prior to termination (whichever is greater, the “Termination Bonus Amount”), paid in the year following termination when annual bonuses are payable to other senior executives, (iii) a prorated portion of his annual bonus, if any, for the year in which termination occurs payable when bonus payments for such year are made to other senior executives and (iv) Company-paid continuation of health benefits coverage for 12 months and life and disability benefits coverage for 6 months.

If the executive’s employment is terminated after the initial term by reason of termination by the Company without cause or his resignation with good reason, the executive would receive the same severance payments and benefits described in the preceding paragraph except that he would be entitled to only 50% of the Termination Bonus Amount.

In the event of a termination by the Company without cause or resignation with good reason within 90 days following a change in control (as defined below), the executive would be entitled to (i) a lump sum payment equal to the sum of one year of his then current rate of base salary plus the Termination Bonus Amount (or 50% of the Termination Bonus Amount if the termination occurs after the initial term), payable within 30 days of termination and (ii) a prorated portion of his annual bonus, if any, for the year in which termination occurs payable when bonus payments for such year are made to other senior executives.

Anthony Vasconcellos, Robert Lackman and George Heredia

For Messrs. Vasconcellos, Lackman and Heredia, in the event of termination during the initial term by reason of termination by the Company without cause or resignation with good reason, the executive would be entitled to (i) continued payments of base salary for a period of one year following termination, (ii) the Termination Bonus Amount paid in the year following termination, (iii) a prorated portion of his annual bonus for the year in which termination occurs payable when bonus payments for such year are made to other senior executives and (iv) Company-paid continuation of health benefits coverage for 12 months and life and disability benefits coverage for 6 months.

In the event of termination of employment after the initial term due to termination by the Company without cause or resignation with good reason, the executive would receive the same severance payments and benefits described in the preceding paragraph except that he would be entitled to only 50% of the Termination Bonus Amount.

In the event of termination by the Company without cause or resignation with good reason, within 90 days following a change in control, the executive would be entitled to (i) a lump sum payment equal to the sum of one year of his then current rate of base salary plus the Termination Bonus Amount (or 50% of the Termination Bonus Amount if the termination occurs after the initial term), payable within 30 days of termination and (ii) a prorated portion of his annual bonus for year in which termination occurs payable when bonus payments for such year are made to other senior executives.

Albert Church

For Mr. Church, in the event of a termination by the Company without cause or resignation with good reason during the initial term of his employment agreement, he would be entitled to (i) continued payments of base salary at the rate then in effect for a period of two years following termination, (ii) the Termination Bonus Amount paid in the year following termination when annual bonuses are payable to other senior executives, (iii) a prorated portion of his annual bonus for the year in which termination occurs payable when bonus payments for such year are made to other senior executives, and (iv) Company-paid continuation of health benefits coverage for 12 months and life and disability benefits coverage for 12 months. Mr. Church is also entitled to receive reimbursement for the cost of relocating back to North Carolina if less than five years have passed since his move to Cincinnati which occurred in July 2008.

In the event of termination of employment after the initial term by reason of termination by the Company without cause or resignation with good reason, he would receive the same severance payments and benefits outlined in the preceding paragraph except that he would be entitled to only 50% of the Termination Bonus Amount and only 6 months of continued life and disability benefits coverage.

In the event of a non-renewal by the Company, Mr. Church is entitled to a prorated bonus for the year of termination payable when bonus payments for such year are made to other senior executives.

Mr. Church’s employment agreement does not contain special severance provisions regarding a change in control.

For purposes of the employment agreements, “cause” generally means (i) willful failure to substantially perform duties under the employment agreement, other than due to disability; (ii) willful act which constitutes gross misconduct or fraud and which is injurious to the Company; (iii) conviction of, or plea of guilty or no contest, to a felony or (iv) material breach of confidentiality, non-compete or non-solicitation agreements with the Company which is not cured within ten days after written notice from the Company.

“Good reason” is defined generally as (i) any material diminution in the executive’s position, authority or duties with the Company, (ii) the Company reassigning the executive to work at a location that is more than 75 miles from the executive’s current work location, (iii) for Mr. Hillman only, his removal from the Board without cause, (iv) (except for Mr. Church) any amendment to the Company’s bylaws which results in a material and adverse change to the officer and director indemnification provisions contained therein or (v) a material breach of the compensation, benefits, term and severance provisions of the employment agreement by the Company, which is not cured within 10 days following written notice from the executive. For Messrs. Vasconcellos, Lackman and Heredia, the Company has a ten-day period to cure all circumstances otherwise constituting good reason.

For purposes of the employment agreements, “change in control” means any transaction or series of transactions pursuant to which any person(s) or a group of related persons in the aggregate acquire(s) (i) capital stock of Hillman possessing the voting power (other than voting rights accruing only in the event of a default, breach or event of noncompliance) to elect a majority of the board of Hillman or (ii) all or substantially all of Hillman’s assets determined on a consolidated basis, excluding an initial public offering.

Option Vesting

All service-vesting options held by the NEOs will vest if the OH IRR (as defined above) calculated immediately following such change in control equals or exceeds 15% and all performance-based options will vest if such OH IRR equals or exceeds 20%. However, if the vesting of these service-vesting or performance-based options, as applicable, together with the vesting of all other outstanding stock options, would cause the OH IRR to drop below 15% or 20% as applicable, then the vesting of such options, together with similar service-vesting or performance-based options, as applicable, granted to other employees, will be reduced in the discretion of the Holdco board of directors so that the OH IRR does not drop below 15% or 20% as applicable.

Estimated Payments Upon Termination of Employment or Change in Control

The table below shows the severance payments and benefits that each NEO would receive upon (1) death, disability or non-renewal by executive; (2) termination without cause, resignation with good reason or non-renewal by the Company (during initial term); (3) termination without cause, resignation with good reason or non-renewal by the Company (after initial term); (4) termination without cause, resignation with good reason or non-renewal by the Company within 90 days of a change in control (during the initial term); and (5) termination without cause, resignation with good reason or non-renewal by the Company within 90 days of a change in control (after the initial term). The amounts are calculated as if the date of termination (and change in control where applicable) were December 31, 2011. For purposes of the table, the cost of continuing health care, life and disability insurance coverage is based on the current Company cost for the level of such coverage elected by the executive.

Name	Death, Disability or non- renewal by Executive ($) (1)	Termination without cause or resignation with good reason (during initial term) ($)	Termination without cause or resignation with good reason (after initial term) ($)	Termination without cause or resignation with good reason within 90 days of a change in control (during initial term) (2) ($)	Termination without cause or resignation with good reason within 90 days of a change in control (after initial term) (2) ($)
Max W. Hillman	43,388	1,218,146	1,083,370	757,940	623,164
James P. Waters	67,251	783,521	731,343	471,607	419,429
Anthony A. Vasconcellos (3)	25,000	338,395	325,895	325,000	312,500
Robert J. Lackman	39,249	326,639	309,139	314,249	296,749
George L. Heredia	36,146	368,220	329,874	355,837	317,491
Albert M. Church (4)	41,413	622,830	572,624	622,830	572,624

(1)	The amounts in this column reflect the prorated annual bonus for the year of termination, which for termination on December 31, 2011, would be the full value of the 2011 annual bonus paid to the NEO.

(2)	Excludes the value of Holdco stock options which may be subject to accelerated vesting upon a change in control. The value of Holdco common stock as of December 31, 2011, as determined by the Holdco board of directors did not exceed the exercise price of the stock options.
(3)	Mr. Vasconcellos was hired in 2011 and thus has no history of annual bonus payments from the Company prior to 2011. For purposes of the table, we have included a Termination Bonus Amount equal to his actual bonus for 2011 ($25,000).
(4)	For Mr. Church, the amounts in the table do not include possible relocation expenses.

Director Compensation for Fiscal Year 2011

The following table sets forth compensation earned by the Company’s directors who are not also employees of the Company during the year ended December 31, 2011.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(3)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	Total ($)
Tyler Wolfram (1)	0	—		—	0
Michael Green (1)	0	—		—	0
Kevin Mailender (1)	0	—		—	0
Maurice P. Andrien, Jr. (2)	56,000	0	(4)	—	56,000
Robert Caulk (2)	74,750	0	(5)	—	74,750
David Jones (2)	325,000	—		—	325,000
Alan Lacy (2)	50,000	—		—	50,000

(1)	Mr. Wolfram, Mr. Green and Mr. Mailender are employed and compensated by OHCP and were not compensated for their services on the Board during the year ended December 31, 2011.
(2)	Messrs. Andrien and Lacy are each entitled to receive an annual Board fee of $50,000. Mr. Caulk’s rate of annual Board fee for the first quarter of 2011 was $50,000. In conjunction with the TagWorks acquisition, Mr. Caulk assumed increased oversight responsibility and his Board fee was increased to an annual rate of $75,000, effective April 1, 2011. Mr. Jones is entitled to an annual Board fee of $75,000. Additionally, on March 16, 2011 Mr. Jones was awarded a discretionary bonus payment of $250,000 in recognition of his contributions to the successful acquisition of TagWorks. Additionally, Mr. Andrien and Mr. Caulk are each entitled to receive $6,000 annually as compensation for serving on the Audit Committee.
(3)	The amount reported in this column represents the grant date fair value of the option awards calculated in accordance with FASB ASC Topic 718.
(4)	In January 2011, Mr. Andrien was granted options to purchase 300 shares of Holdco common stock under the Option Plan, which options are divided into two equal vesting tranches. Additionally, in May 2011, Mr. Andrien was granted options to purchase 300 shares of Holdco common stock under the Option Plan, which options are divided into two equal vesting tranches. The service-based vesting tranche is eligible to vest in annual installments of 20% on each of the first five anniversaries of the Merger Transaction provided the OH IRR is at least 8% once Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P. has monetized its investment in Holdco, and will become 100% vested upon the occurrence of a change in control if the OH IRR is at least 8%. The second tranche is eligible to vest at the rate of 50% or 100% depending on the level of OH IRR at the time of a change in control.

(5)	In May 2011 Mr. Caulk was granted options to purchase 430 shares of Holdco common stock under the Option Plan. Mr. Caulk’s options are divided into two equal vesting tranches with the terms described above in footnote 4.

Directors do not receive any perquisites or other personal benefits from the Company.

Item 12 – Security Ownership of Certain Beneficial Owners and Management.

All of the outstanding shares of capital stock of Hillman Group are owned by Hillman Investment, all of whose shares are owned by Hillman. All of the outstanding shares of capital stock of Hillman are owned by OHCP HM Acquisition Corp. (“Holdco”). All of the shares of capital stock of Holdco are owned by Oak Hill Capital Partners III, L.P., Oak Hill Capital Management Partners III, L.P. and officers, directors and employees of the Company. The following table sets forth information as of the close of business on December 31, 2011 as to the share ownership of Holdco by the directors, executive officers and holders of 5% or more of the shares of Holdco.

	Shares Beneficially Owned
Name and Address of Beneficial Owners(1)	Number	Percentage (%) (2)
Oak Hill Capital Partners III, L.P. (3)	285,372	92.5
Oak Hill Capital Management Partners III, L.P.	9,372	3.0
Maurice P. Andrien	150	*
Robert L. Caulk	150	*
Michael S. Green	—	—
David A. Jones	1,000	*
Alan J. Lacy	500	*
Kevin M. Mailender	—	—
Tyler J. Wolfram	—	—
Max W. Hillman (4)	2,280	*
James P. Waters (5)	1,475	*
Anthony A. Vasconcellos	—	—
Robert J. Lackman (6)	105	—
George L. Heredia (7)	1,605	*
Albert M. Church (8)	490	*
All Directors and Executive Officers as a Group (13 persons)	7,755	2.5

*	Less than 1%
(1)	Unless otherwise noted, the business address of each beneficial owner is c/o The Hillman Group, Inc., 10590 Hamilton Avenue, Cincinnati, OH 45231-1764.
(2)	Based on 308,791 shares outstanding as of December 31, 2011.
(3)	The business address of Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P. (collectively, the “Oak Hill Partnerships”) is 65 East 55th Street, 32nd Floor, New York, New York 10022. OHCP MGP III, Ltd. is the sole general partner of OHCP MGP Partners III, L.P., which is the sole general partner of OHCP GenPar III, L.P., which is the sole general partner of each of the Oak Hill Partnerships. OHCP MGP III, Ltd. exercises voting and dispositive control over the shares held by each of the Oak Hill Partnerships. Investment and voting decisions with regard to the shares of the Purchaser’s common stock owned by the Oak Hill Partnerships is made by the board of directors of OHCP MGP III, Ltd. The members of the board are J. Taylor Crandall, Steven B. Gruber, and Denis J. Nayden. Each of these individuals disclaims beneficial ownership of the shares owned by the Oak Hill Partnerships.
(4)	Includes 280 vested Holdco stock options
(5)	Includes 175 vested Holdco stock options
(6)	Includes 105 vested Holdco stock options
(7)	Includes 105 vested Holdco stock options
(8)	Includes 140 vested Holdco stock options

Item 13 – Certain Relationships and Related Transactions.

The Predecessor was obligated to pay management fees to a subsidiary of CHS in the amount of $57,962 per month. The Predecessor was also obligated to pay transaction fees to a subsidiary of OTPP in the amount of $25,640 per month, plus out of pocket expenses. The Successor recorded management fee and expense charges of $110,000 for the year ended December 31, 2011 and had no management fee charges for the seven month period ended December 31, 2010. The Predecessor has recorded aggregate management and transaction fee charges and expenses from CHS and OTPP of $438,180 for the five month period ended May 28, 2010. The Predecessor also recorded aggregate management and transaction fee charges and expenses from CHS and OTPP of $1,010,136 for the year ended December 31, 2009.

Gregory Mann and Gabrielle Mann are employed by the All Points subsidiary of Hillman. All Points leases an industrial warehouse and office facility from companies under the control of the Manns’ (the “Mann Lease”). The Company engaged a real estate broker to ensure the terms of the Mann Lease were at market. The transaction was approved by the Company’s Board of Directors. The Predecessor and Successor have recorded rental expense for the lease of this facility on an arm’s length basis. The Successor recorded rental expense for the lease of this facility in the amount of $311,339 for the year ended December 31, 2011 and $181,614 for the seven month period ended December 31, 2010. The Predecessor recorded rental expense for the lease of this facility in the amount of $129,725 for the five month period ended May 28, 2010 and $311,339 and for the year ended December 31, 2009.

The Company’s Code of Business Conduct and Ethics addresses the approval of related party transactions including transactions between the Company and its officers, directors, and employees. The Company does not allow officers, directors and employees to give preferences in business dealings based upon personal financial considerations. Officers, directors and employees are also not permitted to own financial interest in or hold any employment or managerial position with a competing firm or one that seeks to do or does business with the company without prior approval of the Board of Directors of the Company. In addition, the Company’s code prohibits officers, directors and employees from receiving or giving loans, gifts or benefits to any supplier, customer or competitor unless specifically permitted in the Company’s code. Such expenditures or gifts must be reported to, and approved by a supervisor. Compliance review and reporting procedures for violations of the Company rules are also listed in the ethics code.

Item 14 – Principal Accounting Fees and Services.

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of the Company’s financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings. The aggregate fees billed by KPMG LLP for the 2011 audit were approximately $529,240. The aggregate fees billed by KPMG LLP and Grant Thornton LLP for the 2010 audit were approximately $329,000 and $41,554, respectively.

Audit Related Fees

Audit related fees are fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not under “Audit Fees.” In 2010, KPMG LLP billed the Company approximately $25,700 for accounting related consultations. In 2011, KPMG LLP billed $10,560 for the year ended December 31, 2010 and in 2010 Grant Thornton LLP billed $7,245 for the year ended December 31, 2010 in connection with audits of the Hillman Group, Inc. Retirement Savings & Profit Sharing Plan financial statements.

Tax Fees

Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. There have been no tax fees billed by KPMG LLP.

All Other Fees

In 2011, KPMG LLP billed the Company approximately $377,350 for work in connection with the senior note debt offering, consultations involving responses to comment letter received from the SEC staff and due diligence work in connection with the Ook, TagWorks and Servalite acquisitions. Also in 2011, Grant Thornton LLP billed the Company approximately $113,850 for work in connection with the senior note debt offering and approximately $38,827 for work in connection with restatement of the prior financial statements.

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

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by KPMG LLP and Grant Thornton LLP on a case by case basis, and any pre-approval is detailed as to the particular service or category of service and is generally subject to a specific budget. These services may include audit services, audit related services, tax services and other related services. KPMG LLP and Grant Thornton LLP and management are required to periodically report to the Audit Committee regarding the extent of services provided by KPMG LLP and Grant Thornton LLP in accordance with this pre-approval policy, and the fees for the services performed to date. In accordance with its policies and procedures, the Audit Committee pre-approved 100% of the audit and non-audit services performed by KPMG LLP and Grant Thornton for the years ended December 31, 2011 and 2010.

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

2.1	Unit Repurchase Agreement by and among The Hillman Companies, Inc., SunSub Holdings LLC and GC-Sun Holdings, L.P. dated April 13, 2002. (6) (Exhibit 10.2)

2.2	Asset Purchase Agreement between Fastenal Company and The Hillman Group, Inc. dated October 3, 2002. (7) (Exhibit 10.3)

2.3	Agreement and Plan of Merger dated as of June 18, 2001 by and among Allied Capital Corporation, Allied Capital Lock Acquisition Corporation and SunSource Inc. (4) (Exhibit 2.1)

2.4	Asset Purchase Agreement dated September 28, 2001, by and between SunSource Technology Services, LLC, and STS Operating, Inc. (5) (Exhibit 2.1)

2.5	Agreement and Plan of Merger dated as of February 14, 2004 by and among The Hillman Companies, Inc., HCI Acquisition Corp. and the Common Stockholders of The Hillman Companies, Inc. (2) (Exhibit 2.1)

2.6	Stock Purchase Agreement by and among All Points Industries, Inc., Gabrielle Mann, Gregory Mann, and The Hillman Group, Inc. dated as of December 28, 2007. (16) (Exhibit 2.6)

2.7	Agreement and Plan of Merger, dated April 21, 2010, by and among OHCP HM Acquisition Corp., OHCP HM Merger Sub Corp., The Hillman Companies, Inc. and the Representatives named therein. (19) (Exhibit 2.1)

2.8	Certificate of Merger of OHCP HM Merger Sub Corp. with and into The Hillman Companies, Inc., dated May 28, 2010. (20) (Exhibit 3.1)

3.1	By-Laws as adopted by The Hillman Companies, Inc.’s stockholders as of March 30, 2004. (10) (Exhibit 3.2)

3.2	Amendment No. 1 to The Hillman Companies, Inc.’s By-Laws effective October 26, 2007. (15) (Exhibit 99.1)

3.3	Restated Certificate of Incorporation of The Hillman Companies, Inc. as of March 30, 2004. (10) (Exhibit 3.1)

3.4	Amended and Restated By-Laws of The Hillman Companies, Inc. (effective as of May 28, 2010). (20) (Exhibit 3.2)

3.5	Second Amended and Restated Certificate of Incorporation of The Hillman Companies, Inc. as of May 28, 2010. (20) (Exhibit 3.1)

3.6	Certificate of Incorporation of The Hillman Group, Inc., as amended. (24) (Exhibit 3.1)

3.7	By-Laws of The Hillman Group, Inc. (24) (Exhibit 3.2)

3.8	Certificate of Incorporation of Hillman Investment Company, as amended. (24) (Exhibit 3.5)

3.9	By-Laws of Hillman Investment Company (24) (Exhibit 3.6)

3.10	Certificate of Incorporation of SunSub C Inc., as amended. (24) (Exhibit 3.7)

3.11	By-Laws of SunSub C Inc. (24) (Exhibit 3.8)

3.12	Articles of Incorporation of All Points Industries, Inc. (24) (Exhibit 3.9)

3.13	By-Laws of All Points Industries, Inc. (24) (Exhibit 3.10)

3.14	Amended and Restated Certificate of Incorporation of Hillman Investment Company. (28) (Exhibit 3.5)

3.15	Articles of Organization of TAGWORKS, L.L.C., as amended. (28) (Exhibit 3.11)

3.16	Operating Agreement of TAGWORKS, L.L.C., as amended. (28) (Exhibit 3.12)

4.1	HCI Stockholders Agreement dated March 31, 2004. (9) (Exhibit 4.1)

4.2	Amended and Restated Declaration of Trust. (1) (Exhibit 4.1)

4.3	Indenture between The Hillman Companies, Inc. and the Bank of New York. (1) (Exhibit 4.2)

4.4	Preferred Securities Guarantee. (1) (Exhibit 4.3)

4.5	Rights Agreement between The Hillman Companies, Inc. and the Registrar and Transfer Company. (1) (Exhibit 10.5)

4.6	Amendment No. 1 to the Rights Agreement dated June 18, 2001. (8) (Exhibit 4.6)

4.7	Amendment No. 2 to the Rights Agreement dated February 14, 2004. (8) (Exhibit 4.7)

4.8	Hillman Investment Company Stockholders Agreement dated March 31, 2004. (9) (Exhibit 4.2)

4.9	Registration Agreement dated March 31, 2004. (9) (Exhibit 4.3)

4.10	Indenture governing the 10.875% Senior Notes due 2018, dated May 28, 2010, by and among The Hillman Group, Inc., each of the Guarantors party thereto and Wells Fargo Bank, National Association, as trustee. (21) (Exhibit 4.1)

4.11	Registration Rights Agreement, dated May 28, 2010, by and among the The Hillman Group, Inc., the Guarantors listed on Schedule I thereto, Barclays Capital Inc. and Morgan Stanley & Co. Incorporated. (21) (Exhibit 4.2)

4.12	First Supplemental Indenture governing the 10.875% Senior Notes due 2018, dated December 29, 2010, by and among The Hillman Group, Inc., the Guarantors party thereto and Wells Fargo Bank, National Association, as trustee. (26) (Exhibit 4.12)

4.13	Registration Rights Agreement, dated March 16, 2011, by and among the The Hillman Group, Inc., the Guarantors listed on Schedule I thereto, Barclays Capital Inc. and Morgan Stanley & Co. Incorporated. (26) (Exhibit 4.13)

4.14	Second Supplemental Indenture governing the 10.875% Senior Notes due 2018, dated April 1, 2011, by and among The Hillman Group, Inc., the Guarantors party thereto and Wells Fargo Bank, National Association, as trustee. (27) (Exhibit 4.2)

10.1	Credit Agreement, dated as of March 31, 2004, by and among The Hillman Companies, Inc., Hillman Investment Company, The Hillman Group, Inc., Merrill Lynch Capital as Administrative Agent, Issuing Lender and Swingline Lender, JP Morgan Chase Bank as Syndication Agent, and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and JP Morgan Securities as Joint Lead Arrangers and Joint Lead Bookrunners. (9) (Exhibit 10.1)

10.2	Loan Agreement, dated as of March 31, 2004, by and among The Hillman Companies, Inc., Hillman Investment Company, The Hillman Group, Inc., and Allied Capital Corporation. (9) (Exhibit 10.2)

10.3	Subordination and Intercreditor Agreement, dated March 31, 2004, by and among The Hillman Group, Inc., The Hillman Companies, Inc. and certain of its subsidiaries, Allied Capital Corporation and Merrill lynch Capital, as Administrative Agent. (9) (Exhibit 10.3)

10.4	The Hillman Companies, Inc. 2004 Stock Option Plan, adopted on March 31, 2004. (9) (Exhibit 10.4)

10.5	The Hillman Companies, Inc. Amended and Restated 2004 Stock Option Plan, adopted December, 2004. (12) (Exhibit 10.5)

10.6	The Hillman Companies, Inc. Employee Securities Purchase Plan, adopted on March 31, 2004. (9) (Exhibit 10.5)

10.7	Hillman Investment Company Employee Securities Purchase Plan, adopted on March 31, 2004. (9) (Exhibit 10.6)

10.8	HCI Securities Purchase Agreement, dated March 31, 2004, by and among Code Hennessy & Simmons IV LP, HCI Acquisition Corp., Ontario Teachers’ Pension Plan Board, HarbourVest Partners VI – Direct Fund, L.P. and each of the persons listed on Schedule A thereto. (9) (Exhibit 10.7)

10.9	Joinder to Securities Purchase Agreement, dated March 31, 2004, by each of Hillman Investment Company, The Hillman Group, Inc., SunSource Technology Services LLC, The Hillman Group Canada Ltd., SunSub C Inc., SunSub Holdings LLC and SunSource Integrated Services de Mexico, SA. (9) (Exhibit 10.8)

10.10	Hillman Investment Company Securities Purchase Agreement, dated March 31, 2004, by and among Code Hennessy & Simmons IV LP, Hillman Investment Company, Ontario Teachers’ Pension Plan Board, HarbourVest Partners VI – Direct Fund, L.P. and each of the persons listed on Schedule A thereto. (9) (Exhibit 10.9)

10.11	Management Agreement, dated March 31, 2004, by and between CHS Management IV LP and The Hillman Group, Inc. (9) (Exhibit 10.10)

10.12	Employment Agreement by and between The Hillman Group, Inc. and Max W. Hillman dated March 31, 2004. (9) (Exhibit 10.11)

10.13	Executive Securities Agreement between Max W. Hillman and HCI Acquisition Corp. dated March 31, 2004. (9) (Exhibit 10.12)

10.14	Employment Agreement by and between The Hillman Group, Inc. and Richard P. Hillman dated March 31, 2004. (9) (Exhibit 10.13)

10.15	Executive Securities Purchase Agreement between HCI Acquisition Corp. and Richard P. Hillman dated March 31, 2004. (9) (Exhibit 10.14)

10.16	Employment Agreement by and between The Hillman Group, Inc. and James P. Waters dated March 31, 2004. (9) (Exhibit 10.15)

10.17	Executive Securities Agreement by and between HCI Acquisition Corp. and James P. Waters dated March 31, 2004. (9) (Exhibit 10.16)

10.18	Executive Securities Agreement by and between HCI Acquisition Corp. and George L. Heredia dated March 31, 2004. (12) (Exhibit 10.18)

10.19	Executive Securities Agreement by and between HCI Acquisition Corp. and Terry R. Rowe dated March 31, 2004. (12) (Exhibit 10.19)

10.20	SunSource Inc. Nonqualified Deferred Compensation Plan dated as of August 1, 2000. (3) (Exhibit 10.1)

10.21	The Hillman Companies, Inc. Nonqualified Deferred Compensation Plan (amended and restated). (11) (Exhibit 10.1)

10.22	First Amendment to The Hillman Companies, Inc. Nonqualified Deferred Compensation Plan. (11) (Exhibit 10.2)

10.23	Asset Purchase Agreement dated January 5, 2006 between The SteelWorks Corporation and The Hillman Group, Inc. (13) (Exhibit 10.1)

10.24	Supply Agreement dated January 5, 2006 between The SteelWorks Corporation and The Hillman Group, Inc. (13) (Exhibit 10.2)

10.25	Amended and Restated Credit Agreement, dated July 21, 2006, among The Hillman Companies, Inc., Hillman Investment Company, The Hillman Group, Inc., the lenders from time to time party hereto, Merrill Lynch Capital, JPMorgan Chase Bank, and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc. (14) (Exhibit 10.1)

10.26	Second Amendment to Loan Agreement, dated July 21, 2006, by and among The Hillman Companies, Inc., Hillman Investment Company, The Hillman Group, Inc., Allied Capital Corporation and Merrill Lynch Capital Corporation. (14) (Exhibit 10.2)

10.27	Amended and Restated Credit Agreement dated July 21, 2006, amended as of August 7, 2009, among The Hillman Companies, Inc., Hillman Investment Company, The Hillman Group, Inc., the lenders from time to time party hereto, GE Business Financial Services Inc., JPMorgan Chase Bank, GE Capital Markets, Inc. and J.P. Morgan Securities Inc. (17) (Exhibit 10.1)

10.28	Third Amendment to Loan Agreement dated May 6, 2009, among The Hillman Companies, Inc., Hillman Investment Company, The Hillman Group, Inc., AEA Mezzanine Fund II LP, AEA Mezzanine Fund II LLC, AEA Mezzanine (Unleveraged) Fund LP, Connecticut General Life Insurance Company, Life Insurance Company of North America, Dick & Betsy Devos Foundation, Vanderweide Family Foundation, Douglas & Maria Devos Foundation, The Jerry & Marcia Tubergen Foundation, and GE Business Financial Services Inc. (18) (Exhibit 10.28)

10.29	Fourth Amendment to Loan Agreement, dated August 7, 2009, among The Hillman Companies, Inc., Hillman Investment Company, The Hillman Group, Inc., AEA Mezzanine Fund II LP, AEA Mezzanine Fund II LLC, AEA Mezzanine (Unleveraged) Fund LP, Connecticut General Life Insurance Company, Life Insurance Company of North America, Dicky & Betsy Devos Foundation, Vanderweide Family Foundation and GE Business Financial Services Inc. (17) (Exhibit 10.2)

10.30	Amended and Restated Employment Agreement by and between The Hillman Group, Inc. and Max W. Hillman dated December 21, 2008. (18) (Exhibit 10.30)

10.31	Amended and Restated Employment Agreement by and between The Hillman Group, Inc. and Richard P. Hillman dated December 21, 2008. (18) (Exhibit 10.31)

10.32	Amended and Restated Employment Agreement by and between The Hillman Group, Inc. and James P. Waters dated December 21, 2008. (18) (Exhibit 12.1)

10.33	Credit Agreement, dated as of May 28, 2010, among OHCP HM Acquisition Corp. OHCP HM Merger Sub Corp., The Hillman Companies, Inc., Hillman Investment Company, The Hillman Group, Inc., the lenders from time to time party hereto, Barclays Bank PLC, as Administrative Agent, Issuing Lender and Swingline Lender, Barclays Capital and Morgan Stanley Senior Funding, Inc., as Joint Lead Arrangers and Syndication Agents, Barclays Capital, Morgan Stanley Senior Funding, Inc. and GE Capital Markets, Inc. as Joint Bookrunners and General Electric Capital Corporation, as Documentation Agent. (21) (Exhibit 10.1)

10.34	Borrower Assumption Agreement, dated as of June 1, 2010, among The Hillman Companies, Inc., The Hillman Group, Inc. and Barclays Bank plc, as Administrative and Collateral Agent. (21) (Exhibit 10.2)

10.35	Purchase Agreement (in relation to $150,000,000 aggregate principal amount of initial notes), dated as of May 18, 2010, by and among OHCP HM Merger Sub Corp. and the initial purchasers thereunder. (21) (Exhibit 10.3)

10.36	Joinder Agreement, dated May 28, 2010, among The Hillman Group, Inc. and the Guarantors party thereto. (21) (Exhibit 10.4)

10.37	Executive Letter Agreement, dated as of April 21, 2010, between The Hillman Group, Inc. and Max W. Hillman, Jr. (21) (Exhibit 10.5)

10.38	Executive Letter Agreement, dated as of April 21, 2010, between The Hillman Group, Inc. and Richard P. Hillman. (21) (Exhibit 10.6)

10.39	Executive Letter Agreement, dated as of April 21, 2010, between The Hillman Group, Inc. and James P. Waters. (21) (Exhibit 10.7)

10.40	Purchase Agreement (in relation to $50,000,000 aggregate principal amount of initial notes), dated as of March 11, 2011, by and among the Hillman Group, Inc., the guarantors listed on Schedule II thereto and the initial purchasers thereunder. (26) (Exhibit 10.42)

10.41	OHCP HM Acquisition Corp. 2010 Stock Option Plan, adopted as of May 28, 2010. (29) (Exhibit 10.1)

10.42	Form of Option Award Agreement – Max Hillman and Richard Hillman. (29) (Exhibit 10.2)

10.43	Form of Option Award Agreement – All Recipients. (29) (Exhibit 10.3)

10.44	Amendment No. 1 to Credit Agreement, dated as of December 22, 2010, among The Hillman Companies, Inc., The Hillman Group, Inc., OHCP HM Merger Sub Corp., certain subsidiaries of OHCP HM Merger Sub Corp. and Barlcays Bank PLC, as Administrative Agent. (27) (Exhibit 10.1)

10.45	Stock Purchase Agreement, dated as of December 29, 2010, by and among The Hillman Group, Inc., Thomas Rowe and Mary Jennifer Rowe. (29) (Exhibit 10.4)

10.46	Development Alliance Agreement, dated as of March 10, 2011, by and among Keyworks-KeyExpress, LLC, The Hillman Group, Inc and the persons identified as Members on the signature pages thereto. (29) (Exhibit 10.5)

10.47	Employment Agreement, dated as of October 11, 2011 and effective as of October 5, 2011, by and between The Hillman Group, Inc. and Anthony A. Vasconcellos. (30) (Exhibit 10.37)

10.48	Amendment No. 2 to Credit Agreement, dated as of April 18, 2011, among OHCP HM Acquisition Corp., The Hillman Companies, Inc., The Hillman Group, Inc., the Lenders (as defined in the Credit Agreement), Barclays Bank PLC, as Administrative Agent and, for purposes of Section 6 and 7 thereof, certain subsidiaries of OHCP HM Acquisition Corp., as Guarantors. (27) (Exhibit 10.3)

10.49	Joinder Agreement, dated as of November 4, 2011, by and among Barclays Bank PLC, as a New Lender, The Hillman Companies, Inc., The Hillman Group, Inc., Barclays Bank PLC, as Administrative Agent and, solely for purposes of Sections 17(a) and 17(b) thereof, each other Credit Party party thereto, pursuant to the Credit Agreement, dated as of May 28, 2010 (as amended by Amendment No. 1 to Credit Agreement dated as of December 22, 2010 and Amendment No. 2 to Credit Agreement dated as of April 18, 2011), among OHCP HM Acquisition Corp, The Hillman Companies, Inc. and The Hillman Group, Inc., the banks and other lending institutions from time to time party thereto, and Barclays Bank PLC, as Administrative Agent, Issuing Lender and Swingline Lender. (31) (Exhibit 99.1)

10.50*	Form of Employment Agreement, by and between The Hillman Group, Inc. and Robert J. Lackman.

10.51*	Employment Agreement, dated as of January 14, 2008, by and between The Hillman Group, Inc. and Albert Church.

10.52*	Executive Letter Agreement, dated as of April 21, 2010, by and between The Hillman Group, Inc. and Albert Church.

10.53*	Employment Agreement, dated as of April 21, 2010, by and between The Hillman Group, Inc. and George Heredia.

12.1*	Computation of Ratio of Income to Fixed Charges.

16.1	Letter from Grant Thornton LLP dated September 17, 2010 (22) (Exhibit 16.1)

16.2	Letter from Grant Thornton LLP dated September 24, 2010. (23) (Exhibit 16.1)

21.1*	Subsidiaries. (As of December 31, 2011)

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 26, 2012, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the year ended December 31, 2011 (Successor), the seven months ended December 31, 2010 (Successor), the five months ended May 28, 2010 (Predecessor) and the year ended December 31, 2009 (Predecessor), (iii) Consolidated Statements of Cash Flows for the year ended December 31, 2011 (Successor), the seven months ended December 31, 2010 (Successor), the five months ended May 28, 2010 (Predecessor) and the year ended December 31, 2009, (iv) Consolidated Statements of Changes in Stockholders Equity as of December 31, 2011 and December 31, 2010 (Successor), May 28, 2010 and December 31, 2009 (Predecessor), and (v) Notes to Consolidated Financial Statements.

(Predecessor), (iv) Consolidated Statement of Stockholders’ Equity for the year ended December 31, 2011 (Successor), seven months ended December 31, 2010 (Successor), five months ended May 28, 2010 (Predecessor) and year ended December 31, 2009 (Predecessor), and (v) Notes to Consolidated Financial Statements.

(1)	Filed as an exhibit to Registration Statement No. 333-44733 on Form S-2.
(2)	Filed as an exhibit to the Form 8-K filed February 17, 2004.
(3)	Filed as an exhibit to Annual Report on Form 10-K for the year ended December 31, 2000.
(4)	Filed on June 21, 2001 as an exhibit to the Current Report on Form 8-K filed on June 21, 2001.
(5)	Filed as an exhibit to the Current Report on Form 8-K filed on October 15, 2001.
(6)	Filed as an exhibit to Quarterly Report on Form 10-Q for the Quarter ended June 30, 2002.
(7)	Filed as an exhibit to the Current Report on Form 8-K filed on October 4, 2002.
(8)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2003.
(9)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the Quarter ended March 31, 2004.
(10)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the Quarter ended June 30, 2004.
(11)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the Quarter ended September 30, 2004.
(12)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2004.
(13)	Filed as an exhibit to the Current Report on Form 8-K filed on January 11, 2006.
(14)	Filed as an exhibit to the Current Report on Form 8-K filed on August 1, 2006.
(15)	Filed as an exhibit to the Current Report on Form 8-K filed on November 1, 2007.
(16)	Filed as an exhibit to the Current Report on Form 8-K filed on December 28, 2007.
(17)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009.
(18)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2009.
(19)	Filed as an exhibit to the Current Report on Form 8-K filed on April 23, 2010.
(20)	Filed as an exhibit to the Current Report on Form 8 K filed on June 4, 2010.

(21)	Filed as an exhibit to the Quarterly Report on Form 10 Q for the Quarter ended June 30, 2010.
(22)	Filed as an exhibit to the Current Report on Form 8-K filed on September 17, 2010.
(23)	Filed as an exhibit to the Current Report on Form 8-K filed on September 24, 2010.
(24)	Filed as an exhibit to Registration No. 333-170168 on Form S-4.
(25)	Filed as an exhibit to the Quarterly Report on Form 10 Q for the Quarter ended September 30, 2010.
(26)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2010.
(27)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the Quarter ended March 31, 2011.
(28)	Filed as an exhibit to Registration No. 333-175527 on Form S-4.
(29)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011.
(30)	Filed as an exhibit to Amendment No. 1 to Registration No. 333- 175527 on Form S-4.
(31)	Filed as an exhibit to the Current Report on Form 8-K filed on November 7, 2011.
*	Filed herewith.
**	This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HILLMAN COMPANIES, INC.

Date: March 26, 2012	By:	/s/ Anthony A. Vasconcellos
Anthony A. Vasconcellos
	Title:	Chief Financial Officer and Duly Authorized Officer of the Registrant (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Capacity	Date

/s/ Max W. Hillman	Principal Executive Officer and Director	March 26, 2012
Max W. Hillman

/s/ Tyler Wolfram	Chairman and Director	March 26, 2012
Tyler Wolfram

/s/ Harold J. Wilder	Principal Accounting Officer	March 26, 2012
Harold J. Wilder

/s/ Maurice P. Andrien, Jr.	Director	March 26, 2012
Maurice P. Andrien, Jr.

/s/ Robert L. Caulk	Director	March 26, 2012
Robert L. Caulk

/s/ Michael S. Green	Director	March 26, 2012
Michael S. Green

/s/ David Jones	Director	March 26, 2012
David Jones

/s/ Alan Lacy	Director	March 26, 2012
Alan Lacy

/s/ Kevin Mailender	Director	March 26, 2012
Kevin Mailender