Form 10-Q
period 2012-03-31
HILLMAN COMPANIES INC
filed 2012-05-15
CIK 1029831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

On May 15, 2012, 5,000 shares of the Registrant’s common stock were issued and outstanding and 4,217,724 Trust Preferred Securities were issued and outstanding by the Hillman Group Capital Trust. The Trust Preferred Securities trade on the NYSE Amex under symbol HLM.Pr.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(dollars in thousands)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$7,677	$12,027
Restricted investments	344	364
Accounts receivable	72,252	63,565
Inventories	106,002	103,975
Deferred income taxes	8,932	9,908
Other current assets	5,814	5,646

Total current assets	201,021	195,485
Property and equipment	65,903	66,342
Goodwill	458,328	457,443
Other intangibles	381,357	386,202
Restricted investments	3,412	3,390
Deferred financing fees	12,417	13,055
Investment in trust common securities	3,261	3,261
Other assets	3,068	2,673

Total assets	$1,128,767	$1,127,851

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,855	$31,273
Current portion of senior term loans	3,200	3,200
Current portion of capitalized lease and other obligations	32	31
Additional acquisition consideration payable	—	12,387
Accrued expenses:
Salaries and wages	3,390	5,628
Pricing allowances	5,632	5,728
Income and other taxes	2,457	2,253
Interest	7,641	2,203
Deferred compensation	344	364
Other accrued expenses	8,136	9,207

Total current liabilities	64,687	72,274
Long term senior term loans	309,842	310,550
Bank revolving credit	14,000	—
Long term capitalized lease and other obligations	95	103
Long term senior notes	204,123	204,248
Junior subordinated debentures	115,304	115,411
Deferred compensation	3,412	3,390
Deferred income taxes	120,999	123,888
Other non-current liabilities	6,861	7,193

Total liabilities	839,323	837,057

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(dollars in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY (CONTINUED)	March 31, 2012	December 31, 2011
Common stock with put options:
Common stock, $.01 par, 5,000 shares authorized, 198.3 issued and outstanding at March 31, 2012	12,247	12,247

Commitments and contingencies
Stockholders’ Equity:
Preferred Stock:
Preferred stock, $.01 par, 5,000 shares authorized, none issued and outstanding at March 31, 2012	—	—
Common Stock:
Common stock, $.01 par, 5,000 shares authorized, 4,801.7 issued and outstanding at March 31, 2011	—	—
Additional paid-in capital	296,544	296,544
Accumulated deficit	(20,404)	(17,817)
Accumulated other comprehensive income (loss)	1,057	(180)

Total stockholders’ equity	277,197	278,547

Total liabilities and stockholders’ equity	$1,128,767	$1,127,851

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(dollars in thousands)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Net sales	$128,373	$111,294
Cost of sales (exclusive of depreciation and amortization shown separately below)	63,589	55,656
Selling, general and administrative expenses	44,920	42,446
Acquisition and integration expenses	152	1,290
Depreciation	5,889	4,439
Amortization	5,471	4,741
Other income	(483)	(365)

Income from operations	8,835	3,087
Interest expense, net	10,102	9,077
Interest expense on junior subordinated debentures	3,152	3,152
Investment income on trust common securities	(95)	(95)

Loss before income taxes	(4,324)	(9,047)
Income tax benefit	(1,737)	(4,165)

Net loss	$(2,587)	$(4,882)

Net loss (from above)	$(2,587)	$(4,882)
Other comprehensive income:
Foreign currency translation adjustments	1,237	23
Interest rate swap, net of tax	—	(19)

Total other comprehensive income	1,237	4

Comprehensive loss	$(1,350)	$(4,878)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(dollars in thousands)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Cash flows from operating activities:
Net loss	$(2,587)	$(4,882)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	11,360	9,180
Dispositions of property and equipment	—	34
Deferred income tax benefit	(1,815)	(4,239)
Deferred financing and original issue discount amortization	498	499
Other non-cash interest and change in value of interest rate swap	(163)	—
Changes in operating items:
Accounts receivable	(8,637)	(7,052)
Inventories	(2,330)	(5,156)
Other assets	(563)	(1,623)
Accounts payable	2,582	1,923
Other accrued liabilities	2,237	1,269
Other items, net	(294)	1,100

Net cash provided by (used for) operating activities	288	(8,947)

Cash flows from investing activities:
TagWorks acquisition	—	(40,359)
Proceeds from sale of property and equipment	3	—
Capital expenditures	(5,447)	(4,122)

Net cash used for investing activities	(5,444)	(44,481)

Cash flows from financing activities:
Repayments of senior term loans	(800)	(725)
Borrowings of revolving credit loans	14,000	3,000
Repayments of revolving credit loans	—	(6,000)
Payment of additional acquisition consideration	(12,387)	—
Principal payments under capitalized lease obligations	(7)	(8)
Borrowings of senior notes	—	50,000
Premium on senior notes	—	4,625
Financing fees, net	—	(1,293)

Net cash provided by financing activities	806	49,599

Net decrease in cash and cash equivalents	(4,350)	(3,829)
Cash and cash equivalents at beginning of period	12,027	7,585

Cash and cash equivalents at end of period	$7,677	$3,756

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(dollars in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2011	$—	$296,544	$(17,817)	$(180)	$278,547
Net loss	—	—	(2,587)	—	(2,587)
Change in cumulative foreign translation adjustment	—	—	—	1,237	1,237

Balance at March 31, 2012	$—	$296,544	$(20,404)	$1,057	$277,197

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

On May 28, 2010, Hillman Companies was acquired by an affiliate of Oak Hill Capital Partners (“OHCP”) and certain members of Hillman’s management and Board of Directors. Pursuant to the terms and conditions of an Agreement and Plan of Merger dated as of April 21, 2010, the Company was merged with an affiliate of OHCP with the Company surviving the merger (the “Merger Transaction”). As a result of the Merger Transaction, Hillman Companies is a wholly-owned subsidiary of OHCP HM Acquisition Corp. (“Holdco”). The total consideration paid in the Merger Transaction was $832,679, which includes $11,500 for the Quick Tag license and related patents, repayment of outstanding debt and the net value of the Company’s outstanding junior subordinated debentures ($105,443 liquidation value, net of $3,261 in trust common securities, at time of the merger).

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

The following table indicates the pro-forma financial statements of the Company for the three months ended March 31, 2012 and 2011. The pro-forma financial statements give effect to the acquisitions of TagWorks and Ook (each as defined herein) as if they had occurred on January 1, 2011:

	(Unaudited) Three Months Ended March 31, 2012	(Unaudited) Three Months Ended March 31, 2011
Net Sales	$128,373	$117,240
Net Loss	(2,587)	(5,520)

The pro-forma results are based on assumptions that the Company believes are reasonable under the circumstances. The pro-forma results are not necessarily indicative of the operating results that would have occurred if the acquisition had been effective January 1, 2011, nor are they intended to be indicative of results that may occur in the future. The underlying pro-forma information includes the historical results of the Company, the Company’s financing arrangements, and certain purchase accounting adjustments.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

1.	Basis of Presentation (continued):

The accompanying unaudited condensed consolidated financial statements present information in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. Management believes the financial statements include all normal recurring accrual adjustments necessary for a fair presentation. Operating results for the three month period ended March 31, 2012 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report filed on Form 10-K for the year ended December 31, 2011.

Nature of Operations:

The Company is organized as six separate business segments, the largest of which is (1) The Hillman Group, Inc. (the “Hillman Group”) operating primarily in the United States. The other business segments consist of subsidiaries of the Hillman Group operating in (2) Canada under the name The Hillman Group Canada, Ltd., (3) Mexico under the name SunSource Integrated Services de Mexico SA de CV, (4) Florida under the name All Points Industries, Inc., (5) Australia under the name The Hillman Group Australia Pty. Ltd. and (6) the U.S. market as TagWorks (which was merged with and into Hillman Group effective December 31, 2011). The Hillman Group provides merchandising services and products such as fasteners and related hardware items; threaded rod and metal shapes; keys, key duplication systems and accessories; builder’s hardware; and identification items, such as tags and letters, numbers and signs, to retail outlets, primarily hardware stores, home centers and mass merchants, pet supply stores, grocery stores and drug stores. Through its field sales and service organization, Hillman complements its extensive product selection with value-added services for the retailer.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

2.	Summary of Significant Accounting Policies:

The significant accounting policies should be read in conjunction with the significant accounting policies included in the Form 10-K for the year ended December 31, 2011. Policies included herein were updated for activity in the interim period.

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

Accounts Receivable and Allowance for Doubtful Accounts:

The Company establishes the allowance for doubtful accounts using the specific identification method and also provides a reserve in the aggregate. The estimates for calculating the aggregate reserve are based on historical collection experience. Increases to the allowance for doubtful accounts result in a corresponding expense. The Company writes off individual accounts receivable when collection becomes improbable. The allowance for doubtful accounts was $658 at March 31, 2012 and $641 at December 31, 2011.

Shipping and Handling:

The costs incurred to ship product to customers, including freight and handling expenses, are included in selling, general and administrative (“SG&A”) expenses on the Company’s condensed consolidated statements of comprehensive income. The Company’s shipping and handling costs were $5,379 and $5,163 in the three month periods ended March 31, 2012 and 2011, respectively.

3.	Recent Accounting Pronouncements:

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments in this Update generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This Update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS. The amendments in this Update are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011. The Company adopted this update on January 1, 2012 and the adoption of this update did not have a material impact on our consolidated results of operations or financial condition.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income,” requiring most entities to present items of net income and other comprehensive income either in one continuous statement—referred to as the statement of comprehensive income—or in two separate, but consecutive, statements of net income and other comprehensive income. The new requirements are effective for interim and annual periods beginning after December 15, 2011. The Company adopted this update on January 1, 2012 and the adoption of this update did not have a material impact on our consolidated results of operations or financial condition.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

3.	Recent Accounting Pronouncements (continued):

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment”. This Update addresses concerns about the cost and complexity of performing the first step of the two-step goodwill impairment test required under Topic 350, Intangibles – Goodwill and Other. The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The new requirements are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted this update on January 1, 2012 and the adoption of this update did not have a material impact on our consolidated results of operations or financial condition.

In December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income”. Under the amendments in Update 2011-05, entities are required to present reclassification adjustments and the effect of those reclassification adjustments on the face of the financial statements where net income is presented, by component of net income, and on the face of the financial statements where other comprehensive income is presented, by component of other comprehensive income. The amendments in this Update supersede changes to those paragraphs in Update 2011-05 that pertain to how, when and where reclassification adjustments are presented. The amendments in this Update are effective at the same time as the amendments in Update 2011-05; effective for interim and annual periods beginning after December 15, 2011. The Company adopted this update on January 1, 2012 and the adoption of this update did not have a material impact on our consolidated results of operations or financial condition.

4.	Acquisitions:

On December 29, 2010, the Hillman Group entered into a Stock Purchase Agreement (the “Agreement”) by and among Serv-A-Lite Products, Inc. (“Servalite”), Thomas Rowe, Mary Jennifer Rowe and the Hillman Group, whereby the Hillman Group acquired all of the equity interest of Servalite (the “Servalite Acquisition”). The aggregate purchase price was $21,517 paid in cash.

The following table reconciles the fair value of the acquired assets and assumed liabilities to the total purchase price of the Servalite Acquisition:

Account receivable	$2,633
Inventory	5,485
Other current assets	86
Deferred income taxes	1,341
Property and equipment	49
Goodwill	4,537
Intangibles	9,100

Total assets acquired	23,231
Less:
Liabilities assumed	1,714

Total purchase price	$21,517

The excess of the purchase price over the net assets has been allocated to goodwill and intangible assets based upon the final valuation by an independent appraisal. The intangible assets and goodwill are deductible for income tax purposes over a 15 year life.

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

In addition, Hillman Group paid additional consideration of $12,500 to the sellers of TagWorks on October 31, 2011, and also paid additional contingent consideration of $12,500 on March 30, 2012. The March 30, 2012 additional consideration was contingent on the successful achievement of defined revenue and earnings targets for the year ended December 31, 2011.

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

The following table reconciles the fair value of the acquired assets and assumed liabilities to the total purchase price of the TagWorks Acquisition:

Account receivable	$735
Inventory	1,086
Other current assets	217
Deferred income taxes	24
Property and equipment	17,403
Goodwill	14,996
Intangibles	34,840

Total assets acquired	69,301
Less:
Liabilities assumed	4,622

Total purchase price	$64,679

The excess of the purchase price over the net assets has been allocated to goodwill and intangible assets based upon the final valuation by an independent appraisal. The intangible assets and goodwill are deductible for income tax purposes over a 15 year life.

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

The following table reconciles the estimated fair value of the acquired Ook Acquisition assets and assumed liabilities to the total purchase price:

Account receivable	$2,080
Inventory	2,297
Deferred income taxes	867
Goodwill	5,817
Intangibles	6,000

Total assets acquired	17,061
Less:
Liabilities assumed	1,738

Total purchase price	$15,323

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

Intangible assets are amortized over their useful lives and are subject to impairment testing. The values assigned to intangible assets in connection with the Servalite and Tagworks Acquisitions were determined through separate independent appraisals. The values assigned to intangible assets in connection with the Ook Acquisition were determined by management pending independent appraisal. The Ook intangible asset values may be adjusted by management for any changes upon completion of the independent appraisal. Other intangibles, net as of March 31, 2012 and December 31, 2011 consist of the following:

	Estimated Useful Life (Years)	March 31, 2012	December 31, 2011
Customer relationships	20	$326,805	$326,200
Trademarks - All Others	Indefinite	49,732	49,660
Trademarks - TagWorks	5	240	240
Patents	5-20	20,200	20,200
Quick Tag license	6	11,500	11,500
Laser Key license	5	1,250	1,250
KeyWorks license	10	4,100	4,100
Non-compete agreements	5.5-10	4,200	4,200
Lease agreement	0.5	240	240

Intangible assets, gross		418,267	417,590
Less: Accumulated amortization		36,910	31,388

Other intangibles, net		$381,357	$386,202

Intangible assets are amortized over their useful lives. The amortization expense for amortizable assets was $5,471 and $4,741 for the three month periods ended March 31, 2012 and 2011, respectively. The amortization expense for amortizable assets for the year ended December 31, 2012 is estimated to be $21,610. For the years ended December 31, 2013, 2014, 2015, 2016, and 2017, the amortization expense for amortizable assets is estimated to be $21,410, $21,410, $20,749, $18,822 and $18,014, respectively.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

6.	Commitments and Contingencies:

The Company self-insures its product liability, automotive, workers’ compensation and general liability losses up to $250 per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences in excess of $250 up to $40,000. The two risk areas involving the most significant accounting estimates are workers’ compensation and automotive liability. Actuarial valuations performed by the Company’s outside risk insurance expert were used by management to form the basis for workers’ compensation and automotive liability loss reserves. The actuary contemplated the Company’s specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected from development of these claims, as well as for incurred but not yet reported claims. The Company believes the liability of approximately $2,366 recorded for such risk insurance reserves is adequate as of March 31, 2012, but due to judgments inherent in the reserve estimation process, it is possible the ultimate costs will differ from this estimate.

As of March 31, 2012, the Company has provided certain vendors and insurers letters of credit aggregating $4,853 related to its product purchases and insurance coverage of product liability, workers’ compensation and general liability.

The Company self-insures its group health claims up to an annual stop loss limit of $200 per participant. Aggregate coverage is maintained for annual group health insurance claims in excess of 125% of expected claims. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves. Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claim data and certain actuarial assumptions. The Company believes the liability of approximately $1,917 recorded for such group health insurance reserves is adequate as of March 31, 2012, but due to judgments inherent in the reserve estimation process, it is possible the ultimate costs will differ from this estimate.

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

Gregory Mann and Gabrielle Mann are employed by the All Points subsidiary of Hillman. All Points leases an industrial warehouse and office facility from companies under the control of the Manns. The Company has recorded rental expense for the lease of this facility on an arm’s length basis. The rental expense for the lease of this facility was $83 and $83 for the three month periods ended March 31, 2012 and 2011, respectively.

8.	Income Taxes:

The Company’s policy is to estimate income taxes for interim periods based on estimated annual effective tax rates. These are derived, in part, from expected pre-tax income. Accordingly, the Company applied an estimated annual effective tax rate to the interim period pre-tax losses in the three month periods ended March 31, 2012 and 2011 to calculate the income tax benefit in accordance with the principal method prescribed by ASC 740-270, the accounting guidance established for computing income taxes in interim periods.

The effective income tax rates were 40.2% and 46.0% for the three month periods ended March 31, 2012 and 2011, respectively. The effective tax rate in the three month period ended March 31, 2012 was affected by state and foreign income taxes. The effective income tax rate differed from the federal statutory rate in the three month period ended March 31, 2011 primarily due to a current period charge caused by the effect of changes in certain state income tax rates on the company’s deferred tax assets and liabilities. In addition, the effective tax rate in this three month period was affected by state and foreign income taxes.

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

The Senior Facilities contain financial and operating covenants which require the Company to maintain certain financial ratios, including a leverage ratio. These debt agreements provide for customary events of default, including but not limited to, payment defaults, breach of representations or covenants, cross-defaults, bankruptcy events, failure to pay judgments, attachment of its assets, change of control and the issuance of an order of dissolution. Certain of these events of default are subject to notice and cure periods or materiality thresholds. The occurrence of an event of default permits the lenders under the Senior Facilities to accelerate repayment of all amounts due. As of March 31, 2012, the Company had $11,148 available under the Revolver.

Effective April 18, 2011, the Company completed an amendment to the credit agreement governing its Senior Facilities. The Senior Facilities amendment eliminated the total leverage and interest coverage covenants and reduced the secured leverage covenant to 4.75x with no future step downs. The term loan pricing was modified to reduce the Eurodollar Margin and the Base Rate Margin by 25 basis points and reduce the floor on Eurodollar and Base Rate Loans by an additional 25 basis points. In connection with the amendment to the credit agreement, the Company incurred loan discount costs of $1,250. As the modification of the Senior Facilities agreement was not substantial, the unamortized loan discount and debt issuance costs will be amortized over the term of the amended Senior Facilities. The Company was in compliance with all provisions and covenants of the amended Senior Facilities as of March 31, 2012.

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

The Hillman Companies has one class of Common Stock, with 5,000 shares authorized and issued as of March 31, 2012. All outstanding shares of Hillman Companies’ common stock are owned by Holdco.

Under the terms of the Stockholders Agreement for the Holdco Common Stock, management shareholders have the ability to put their shares back to Holdco under certain conditions, including death or disability. ASC 480-10-S99 requires shares to be classified outside of permanent equity if they can be redeemed and the redemption is not solely within control of the issuer. Further, if it is determined that redemption of the shares is probable, the shares are marked to redemption value which equals fair value at each balance sheet date with the change in fair value recorded in additional paid-in capital. Accordingly, the 198.3 shares of common stock held by management are recorded outside permanent equity and have been adjusted to the fair value of $12,247 as of March 31, 2012.

The Hillman Companies has one class of Preferred Stock, with 5,000 shares authorized and none issued as of March 31, 2012.

11.	Stock-Based Compensation:

Effective May 28, 2010, Holdco established the OHCP HM Acquisition Corp. 2010 Stock Option Plan (the “Option Plan”), pursuant to which Holdco may grant options for up to an aggregate of 37,189 shares of its common stock. The Option Plan is administered by a committee of the Holdco Board of Directors. Such committee determines the terms of each option grant under the Option Plan, except that the exercise price of any granted options may not be lower than the fair market value of one share of common stock of Holdco as of the date of grant.

The Company granted 32,284 and 1,030 common options under the Option Plan in 2010 and 2011, respectively. On February 17, 2012, the Company issued 3,875 common options under the Option Plan. The options were granted with an exercise price of one thousand dollars per option which was equal to the grant date fair value of the underlying securities.

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

The 2010 Swap was initially designated as a cash flow hedge. Effective April 18, 2011, the Company executed the second amendment to the credit agreement which modified the interest rate on the Senior Facilities. The critical terms for the 2010 Swap no longer matched the terms of the amended Senior Facilities and the 2010 Swap was de-designated. As a result, $643 of previously unrecognized losses recorded as a component of other comprehensive income were recognized as interest expense in the three month period ended June 30, 2011.

At March 31, 2012, the fair value of the 2010 Swap was $(1,042) and was reported on the condensed consolidated balance sheet in other non-current liabilities with a reduction in interest expense recorded in the statement of operations for the favorable change in fair value since December 31, 2011. The fair value of the 2010 Swap was $(1,205) as of December 31, 2011 and was reported on the condensed consolidated balance sheet in other non-current liabilities.

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

The following tables set forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the periods ended March 31, 2012 and December 31, 2011, by level, within the fair value hierarchy:

	As of March 31, 2012
	Level 1	Level 2	Level 3	Total
Trading securities	$3,756	$—	$—	$3,756
Interest rate swap	—	(1,042)	—	(1,042)

	As of December 31, 2011
	Level 1	Level 2	Level 3	Total
Trading securities	$3,754	$—	$—	$3,754
Interest rate swap	—	(1,205)	—	(1,205)

Trading securities are valued using quoted prices on an active exchange. Trading securities represent assets held in a Rabbi Trust to fund deferred compensation liabilities and are included as restricted investments on the accompanying condensed consolidated balance sheets.

For the three months ended March 31, 2012 and 2011, the unrealized gains on these securities of $194 and $106, respectively, were recorded as other income. In each period, an offsetting entry, for the same amount, adjusting the deferred compensation liability and compensation expense within SG&A was also recorded.

The interest rate swaps are valued using observable benchmark rates at commonly quoted intervals for the full term of the swaps. The 2010 Swap was included in other non-current liabilities as of March 31, 2012 and December 31, 2011 on the accompanying condensed consolidated balance sheet.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

14.	Acquisition and Integration Expenses:

For the three months ended March 31, 2012, the Company incurred $152 of expenses in connection with the Ook Acquisition.

For the three months ended March 31, 2011, the Company incurred $1,290 of expenses for investment banking, legal and other professional fees incurred in connection with the Merger Transaction, Servalite acquisition, TagWorks acquisition and the start-up of operations for Hillman Australia.

15.	Segment Reporting:

The Company’s segment reporting structure uses the Company’s management reporting structure as the foundation for how the Company manages its business. The Company periodically evaluates its segment reporting structure in accordance with ASC 350-20-55 and has concluded that it has six reporting units as of March 31, 2012. The United States segment, excluding All Points and Tagworks, is the only segment considered material by Company management as of March 31, 2012. The segments are as follows:

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

The table below presents revenues and income from operations for our reportable segments for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Revenues
United States, excluding All Points and Tagworks	$115,328	$103,862
All Points	4,509	2,832
TagWorks	4,433	651
Canada	2,408	2,379
Mexico	1,557	1,570
Australia	138	—

Total revenues	$128,373	$111,294

Segment Income (Loss) from Operations
United States, excluding All Points and Tagworks	$7,595	$2,816
All Points	92	(139)
TagWorks	1,133	164
Canada	(219)	(275)
Mexico	351	513
Australia	(104)	(45)

Total segment income from operations	$8,848	$3,034

Reconciliation (1)
Total segment income from operations	$8,848	$3,034
Elimination of intercompany profit (loss)	(13)	53

Total income from operations	$8,835	$3,087

(1)	This table reconciles segment income from operations to total income from operations.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

15.	Segment Reporting (continued):

Assets by segment as of March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012	December 31, 2011
Assets
United States, excluding All Points and Tagworks	$1,025,074	$1,025,334
All Points	7,669	8,052
TagWorks	62,711	62,912
Canada	14,108	13,269
Mexico	17,928	17,097
Australia	1,277	1,187

Total Assets	$1,128,767	$1,127,851

16.	Subsequent Events:

The Company’s management has evaluated potential subsequent events for recording and disclosure in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2012. There were no additional items requiring disclosure.

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

The following financial information presents condensed consolidating statements of comprehensive income, balance sheets, and cash flows for The Hillman Group, Inc., all guarantor subsidiaries, all non-guarantor subsidiaries and the eliminations necessary to provide the consolidated results for The Hillman Companies, Inc. and subsidiaries. For purposes of this presentation, we have accounted for investments in our subsidiaries using the equity method of accounting. The principal consolidating adjustments eliminate investment in subsidiary and intercompany balances and transactions.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

17.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Statements of Comprehensive Income (Unaudited)

For the three months ended March 31, 2012

(Amounts in thousands)

	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust- ments	Consolidated
Net sales	$—	$119,761	$4,509	$4,103	$—	$128,373
Cost of sales	—	57,629	3,529	2,418	13	63,589
Selling, general and administrative expenses	194	42,070	866	1,790	—	44,920
Acquisition and integration expense	—	152	—	—	—	152
Depreciation	—	5,845	22	22	—	5,889
Amortization	4,515	856	—	100	—	5,471
Intercompany administrative (income) expense	—	(87)	—	86	1	—
Other (income) expense, net	(194)	53	—	(341)	(1)	(483)

Income (loss) from operations	(4,515)	13,243	92	28	(13)	8,835
Intercompany interest (income) expense	(3,058)	3,058	—	—	—	—
Interest expense, net	(106)	10,208	—	—	—	10,102
Interest expense on junior subordinated debentures	3,152	—	—	—	—	3,152
Investment income on trust common securities	(95)	—	—	—	—	(95)

Income (loss) before equity in subsidiaries’ income	(4,408)	(23)	92	28	(13)	(4,324)
Equity in subsidiaries’ income (loss)	(444)	42	—	—	402	—

Income (loss) before income taxes	(4,852)	19	92	28	389	(4,324)
Income tax provision (benefit)	(2,278)	463	38	40	—	(1,737)

Net income (loss)	$(2,574)	$(444)	$54	$(12)	$389	$(2,587)

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	1,237	—	1,237

Total comprehensive income (loss)	$(2,574)	$(444)	$54	$1,225	$389	$(1,350)

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

17.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Statements of Comprehensive Income (Unaudited)

For the three months ended March 31, 2011

(Amounts in thousands)

	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust- ments	Consolidated
Net sales	$—	$99,469	$7,876	$3,949	$—	$111,294
Cost of sales	—	49,521	3,971	2,217	(53)	55,656
Selling, general and administrative expenses	106	37,402	3,209	1,729	—	42,446
Acquisition and integration expense	—	1,250	—	40	—	1,290
Depreciation	—	4,224	197	18	—	4,439
Amortization	4,608	—	133	—	—	4,741
Intercompany administrative (income) expense	—	(60)	—	60	—	—
Other (income) expense, net	(106)	47	2	(308)	—	(365)

Income (loss) from operations	(4,608)	7,085	364	193	53	3,087
Intercompany interest (income) expense	(3,058)	3,058	—	—	—	—
Interest expense, net	(106)	9,183	—	—	—	9,077
Interest expense on junior subordinated debentures	3,152	—	—	—	—	3,152
Investment income on trust common securities	(95)	—	—	—	—	(95)

Income (loss) before equity in subsidiaries’ income	(4,501)	(5,156)	364	193	53	(9,047)
Equity in subsidiaries’ income (loss)	(4,876)	280	—	—	4,596	—

Income (loss) before income taxes	(9,377)	(4,876)	364	193	4,649	(9,047)
Income tax provision (benefit)	(4,442)	—	176	101	—	(4,165)

Net income (loss)	$(4,935)	$(4,876)	$188	$92	$4,649	$(4,882)

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	23	—	23
Change in derivative security value	—	(19)	—	—	—	(19)

Total comprehensive income (loss)	$(4,935)	$(4,895)	$188	$115	$4,649	$(4,878)

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

17.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Balance Sheet (Unaudited)

As of March 31, 2012

(Amounts in thousands)

	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust- ments	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$1	$5,317	$661	$1,698	$—	$7,677
Restricted investments	344	—	—	—	—	344
Accounts receivable	—	73,498	5,764	(7,010)	—	72,252
Inventories	—	98,265	4,438	3,572	(273)	106,002
Deferred income taxes	7,000	1,775	586	235	(664)	8,932
Other current assets	—	3,869	126	1,819	—	5,814

Total current assets	7,345	182,724	11,575	314	(937)	201,021
Intercompany notes receivable	105,446	—	—	—	(105,446)	—
Intercompany interest receivable	3,058	—	—	—	(3,058)	—
Investments in subsidiaries	(634,605)	91,379	—	—	543,226	—
Property and equipment	—	65,423	155	325	—	65,903
Goodwill	419,752	26,564	58	11,674	280	458,328
Other intangibles	325,376	46,797	250	8,934	—	381,357
Restricted investments	3,412	—	—	—	—	3,412
Deferred income taxes	29,702	(126)	(144)	643	(30,075)	—
Deferred financing fees	—	12,417	—	—	—	12,417
Investment in trust common securities	3,261	—	—	—	—	3,261
Other assets	—	2,144	25	899	—	3,068

Total assets	$262,747	$427,322	$11,919	$22,789	$403,990	$1,128,767

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$32,681	$650	$524	$—	$33,855
Current portion of senior term loans	—	3,200	—	—	—	3,200
Current portion of capitalized lease and other obligations	—	32	—	—	—	32
Accrued expenses:
Salaries and wages	—	3,123	61	206	—	3,390
Pricing allowances	—	5,187	—	445	—	5,632
Income and other taxes	(396)	2,313	33	507	—	2,457
Interest	—	7,641	—	—	—	7,641
Deferred compensation	344	—	—	—	—	344
Other accrued expenses	—	7,598	41	497	—	8,136

Total current liabilities	(52)	61,775	785	2,179	—	64,687

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

17.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Balance Sheet (Unaudited)

As of March 31, 2012

(Amounts in thousands)

	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust- ments	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY (CONTINUED)
Intercompany debt payable	—	105,446	—	—	(105,446)	—
Intercompany interest payable	—	3,058	—	—	(3,058)	—
Long term senior term loans	—	309,842	—	—	—	309,842
Bank revolving credit	—	14,000	—	—	—	14,000
Long term portion of capitalized leases	—	95	—	—	—	95
Long term senior notes	—	204,123	—	—	—	204,123
Junior subordinated debentures	115,304	—	—	—	—	115,304
Deferred compensation	3,412	—	—	—	—	3,412
Deferred income taxes, net	147,595	448	199	3,496	(30,739)	120,999
Other non-current liabilities	—	6,861	—	—	—	6,861

Total liabilities	266,259	705,648	984	5,675	(139,243)	839,323

Common stock with put options:
Common stock, $.01 par, 5,000 shares authorized, 198.3 issued and outstanding at March 31, 2012	12,247	—	—	—	—	12,247
Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock:
Preferred stock, $.01 par, 5,000 shares authorized, none issued and outstanding at March 31, 2012	—	—	—	—	—	—
Common Stock:
Common stock, $.01 par, 5,000 shares authorized, 4,801.7 issued and outstanding at March 31, 2012	—	—	50	—	(50)	—
Additional paid-in capital	117,221	(68,624)	10,306	16,437	221,204	296,544
Accumulated deficit	(132,980)	(209,702)	579	101	321,598	(20,404)
Accumulated other comprehensive loss	—	—	—	576	481	1,057

Total stockholders’ equity	(15,759)	(278,326)	10,935	17,114	543,233	277,197

Total liabilities and stockholders’ equity	$262,747	$427,322	$11,919	$22,789	$403,990	$1,128,767

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

17.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Balance Sheet (Unaudited)

As of December 31, 2011

(Amounts in thousands)

	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust- ments	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$1	$8,852	$547	$2,627	$—	$12,027
Restricted investments	364	—	—	—	—	364
Accounts receivable	—	59,429	1,273	2,863	—	63,565
Inventories	—	95,757	5,117	3,361	(260)	103,975
Deferred income taxes	8,176	1,676	587	211	(742)	9,908
Other current assets	—	10,620	3,976	(8,950)	—	5,646

Total current assets	8,541	176,334	11,500	112	(1,002)	195,485
Intercompany notes receivable	105,446	—	—	—	(105,446)	—
Investments in subsidiaries	(628,481)	91,378	—	—	537,103	—
Property and equipment	—	65,897	174	271	—	66,342
Goodwill	419,752	26,409	58	10,944	280	457,443
Other intangibles	329,891	47,655	250	8,406	—	386,202
Restricted investments	3,390	—	—	—	—	3,390
Deferred income taxes	28,200	321	(108)	561	(28,974)	—
Deferred financing fees	—	13,055	—	—	—	13,055
Investment in trust common securities	3,261	—	—	—	—	3,261
Other assets	—	1,676	25	972	—	2,673

Total assets	$270,000	$422,725	$11,899	$21,266	$401,961	$1,127,851

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$29,997	$655	$621	$—	$31,273
Current portion of senior term loans	—	3,200	—	—	—	3,200
Current portion of capitalized lease and other obligations	—	31	—	—	—	31
Additional acquisition consideration	—	12,387	—	—	—	12,387
Accrued expenses:
Salaries and wages	—	5,303	110	215	—	5,628
Pricing allowances	—	5,291	—	437	—	5,728
Income and other taxes	(549)	2,342	15	445	—	2,253
Interest	—	2,203	—	—	—	2,203
Deferred compensation	364	—	—	—	—	364
Other accrued expenses	—	8,762	39	406	—	9,207

Total current liabilities	(185)	69,516	819	2,124	—	72,274

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

17.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Balance Sheet (Unaudited)

As of December 31, 2011

(Amounts in thousands)

	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust- ments	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY (CONTINUED)
Intercompany debt payable	—	105,446	—	—	(105,446)	—
Long term senior term loans	—	310,550	—	—	—	310,550
Long term portion of capitalized lease and other obligations	—	103	—	—	—	103
Long term senior notes	—	204,248	—	—	—	204,248
Junior subordinated debentures	115,411	—	—	—	—	115,411
Deferred compensation	3,390	—	—	—	—	3,390
Deferred income taxes, net	149,704	448	199	3,253	(29,716)	123,888
Other non-current liabilities	—	7,193	—	—	—	7,193

Total liabilities	268,320	697,504	1,018	5,377	(135,162)	837,057

Common stock with put options:
Common stock, $.01 par, 5,000 shares authorized, 198.4 issued and outstanding at December 31, 2011	12,247	—	—	—	—	12,247
Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock:
Preferred stock, $.01 par, 5,000 shares authorized, none issued and outstanding at December 31, 2011	—	—	—	—	—	—
Common Stock:
Common stock, $.01 par, 5,000 shares authorized, 4,801.6 issued and outstanding at December 31, 2011	—	—	50	—	(50)	—
Additional paid-in capital	117,221	(68,624)	10,306	16,437	221,204	296,544
Accumulated deficit	(127,788)	(206,155)	525	113	315,488	(17,817)
Accumulated other comprehensive loss	—	—	—	(661)	481	(180)

Total stockholders’ equity	(10,567)	(274,779)	10,881	15,889	537,123	278,547

Total liabilities and stockholders’ equity	$270,000	$422,725	$11,899	$21,266	$401,961	$1,127,851

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

17.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Statement of Cash Flows (Unaudited)

For the three months ended March 31, 2012

(Amounts in thousands)

	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust- ments	Consolidated
Cash flows from operating activities:
Net income (loss)	$(2,130)	$(486)	$54	$(12)	$(13)	$(2,587)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	4,515	6,701	22	122	—	11,360
Deferred income tax provision (benefit)	(2,435)	446	37	137	—	(1,815)
Deferred financing and original issue discount amortization	(107)	605	—	—	—	498
Other non-cash interest and change in value of interest rate swap	—	(163)	—	—	—	(163)
Changes in operating items:
Accounts receivable	—	(7,745)	(241)	(651)	—	(8,637)
Inventories	—	(2,811)	679	(211)	13	(2,330)
Other assets	—	9	(400)	(172)	—	(563)
Accounts payable	—	2,684	(5)	(97)	—	2,582
Other accrued liabilities	153	5,019	(29)	152	(3,058)	2,237
Other items, net	4	(3,229)	—	(127)	3,058	(294)

Net cash provided by (used for) operating activities	—	1,030	117	(859)	—	288

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	—	3	—	—	3
Capital expenditures	—	(5,371)	(6)	(70)	—	(5,447)

Net cash used for investing activities	—	(5,371)	(3)	(70)	—	(5,444)

Cash flows from financing activities:
Repayments of senior term loans	—	(800)	—	—	—	(800)
Borrowings of revolving credit loans	—	14,000	—	—	—	14,000
Payment of additional acquisition consideration	—	(12,387)	—	—	—	(12,387)
Principal payments under capitalized lease obligations	—	(7)	—	—	—	(7)

Net cash provided by financing activities	—	806	—	—	—	806

Net (decrease) increase in cash and cash equivalents	—	(3,535)	114	(929)	—	(4,350)
Cash and cash equivalents at beginning of period	1	8,852	547	2,627	—	12,027

Cash and cash equivalents at end of period	$1	$5,317	$661	$1,698	$—	$7,677

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

17.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Statement of Cash Flows (Unaudited)

For the three months ended March 31, 2011

(Amounts in thousands)

	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust- ments	Consolidated
Cash flows from operating activities:
Net income (loss)	$(59)	$(5,156)	$188	$92	$53	$(4,882)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	4,608	4,224	330	18	—	9,180
Dispositions of property and equipment	—	31	3	—	—	34
Deferred income tax provision (benefit)	(4,314)	(14)	181	(92)	—	(4,239)
Deferred financing and original issue discount amortization	(107)	606	—	—	—	499
Changes in operating items:
Accounts receivable	—	(6,534)	814	(1,332)	—	(7,052)
Inventories	—	(5,219)	512	(396)	(53)	(5,156)
Other assets	—	(1,384)	(1,049)	810	—	(1,623)
Accounts payable	—	1,297	469	157	—	1,923
Other accrued liabilities	(162)	5,091	(893)	291	(3,058)	1,269
Other items, net	34	(2,495)	489	14	3,058	1,100

Net cash provided by (used for) operating activities	—	(9,553)	1,044	(438)	—	(8,947)

Cash flows from investing activities:
TagWorks acquisition	—	(40,359)	—	—	—	(40,359)
Capital expenditures	—	(4,047)	(61)	(14)	—	(4,122)

Net cash used for investing activities	—	(44,406)	(61)	(14)	—	(44,481)

Cash flows from financing activities:
Repayments of senior term loans	—	(725)	—	—	—	(725)
Borrowings of revolving credit loans	—	3,000	—	—	—	3,000
Repayments of revolving credit loans	—	(6,000)	—	—	—	(6,000)
Principal payments under capitalized lease obligations	—	(8)	—	—	—	(8)
Borrowings of senior notes	—	50,000	—	—	—	50,000
Premium on senior notes	—	4,625	—	—	—	4,625
Financing fees, net	—	(1,293)	—	—	—	(1,293)

Net cash (used for) provided by financing activities	—	49,599	—	—	—	49,599

Net (decrease) increase in cash and cash equivalents	—	(4,360)	983	(452)	—	(3,829)
Cash and cash equivalents at beginning of period	1	5,166	1,119	1,299	—	7,585

Cash and cash equivalents at end of period	$1	$806	$2,102	$847	$—	$3,756

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following discussion provides information which management believes is relevant to an assessment and understanding of the Company’s operations and financial condition. This discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes in addition to the consolidated statements and notes thereto included in the Company’s annual report filed on Form 10-K for the year ended December 31, 2011.

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

These forward-looking statements are not historical facts, but rather are based on management’s current expectations, assumptions and projections about future events. Although management believes that the expectations, assumptions and projections on which these forward-looking statements are based are reasonable, they nonetheless could prove to be inaccurate, and as a result, the forward-looking statements based on those expectations, assumptions and projections also could be inaccurate. Forward-looking statements are not guarantees of future performance. Instead, forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause the Company’s strategy, planning, actual results, levels of activity, performance, or achievements to be materially different from any strategy, planning, future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Actual results could differ materially from those currently anticipated as a result of a number of factors, including the risks and uncertainties discussed under the caption “Risk Factors” set forth in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements.

All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements included in this report and the risks and uncertainties discussed under the caption “Risk Factors” set forth in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011; they should not be regarded as a representation by the Company or any other individual. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur or be materially different from those discussed.

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

Merger Transaction

On May 28, 2010, Hillman was acquired by affiliates of Oak Hill Capital Partners (“OHCP”) and certain members of Hillman’s management and Board of Directors. Pursuant to the terms and conditions of an Agreement and Plan of Merger dated as of April 21, 2010, the Company was merged with an affiliate of OHCP with the Company surviving the merger (the “Merger Transaction”). As a result of the Merger Transaction, Hillman is a wholly-owned subsidiary of OHCP HM Acquisition Corp. (“Holdco”). The total consideration paid in the Merger Transaction was $832.7 million, which includes $11.5 million for the Quick Tag license and related patents, repayment of outstanding debt and the net value of the Company’s outstanding junior subordinated debentures ($105.4 million liquidation value, net of $3.3 million in trust common securities, at time of the merger).

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

Effective April 18, 2011, the Company completed an amendment to the credit agreement governing its Senior Facilities. The Senior Facilities amendment eliminated the total leverage and interest coverage covenants and reduced the secured leverage covenant to 4.75x with no future step downs. The term loan pricing was modified to reduce the Eurodollar Margin and the Base Rate Margin by 25 basis points and reduce the floor on Eurodollar and Base Rate Loans by an additional 25 basis points. In connection with the amendment to the credit agreement, the Company incurred loan discount costs of $1.25 million. As the modification of the Senior Facilities agreement was not substantial, the unamortized loan discount and debt issuance costs will be amortized over the term of the amended Senior Facilities. The Company was in compliance with all provisions and covenants of the amended Senior Facilities as of March 31, 2012.

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

On March 16, 2011, Hillman Group completed the TagWorks Acquisition for an initial purchase price of approximately $40.0 million in cash. In addition, Hillman Group paid additional consideration of $12.5 million to the sellers of TagWorks on October 31, 2011, and also paid additional contingent consideration of $12.5 million on March 30, 2012. The March 30, 2012 payment of additional consideration was contingent upon the successful achievement of defined revenue and earnings targets for the year ended December 31, 2011. In conjunction with the TagWorks Acquisition agreement, Hillman Group entered into an agreement with KeyWorks, a company affiliated with TagWorks, to assign its patent-pending retail key program technology to Hillman Group.

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

Results of Operations

The following analysis of results of operations includes a brief discussion of the factors that affected the Company’s operating results and a comparative analysis of the periods for the three months ended March 31, 2012 and 2011.

(dollars in thousands)	Three Months Ended March 31, 2012 Amount	% of Total	Three Months Ended March 31, 2011 Amount	% of Total
Net sales	$128,373	100.0%	$111,294	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	63,589	49.5%	55,656	50.0%
Selling	23,020	17.9%	21,903	19.7%
Warehouse & delivery	13,916	10.8%	13,035	11.7%
General & administrative	7,984	6.2%	7,508	6.7%
Acquisition and integration expenses (a)	152	0.1%	1,290	1.2%
Depreciation	5,889	4.6%	4,439	4.0%
Amortization	5,471	4.3%	4,741	4.3%
Other income	(483)	-0.4%	(365)	-0.3%

Income from operations	8,835	6.9%	3,087	2.8%
Interest expense, net	10,102	7.9%	9,077	8.2%
Interest expense on junior subordinated notes	3,152	2.5%	3,152	2.8%
Investment income on trust common securities	(95)	-0.1%	(95)	-0.1%

Loss before income taxes	(4,324)	-3.4%	(9,047)	-8.1%
Income tax benefit	(1,737)	-1.4%	(4,165)	-3.7%

Net loss	$(2,587)	-2.0%	$(4,882)	-4.4%

(a)	Represents charges for investment banking, legal and other professional fees incurred in connection with the Merger Transaction, Servalite acquisition, TagWorks acquisition, Ook acquisition and the start-up of operations for Hillman Australia.

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

The Company’s business is impacted by general economic conditions in the U.S. and international markets, particularly the U.S. retail markets including hardware stores, home centers, mass merchants, and other retailers. In recent quarters, operations have been negatively impacted by the general downturn in the U.S. economy, including higher unemployment figures, and the contraction of the retail market. Recently, there have been certain signs of improvement in economic activity, however, conditions are not expected to improve significantly in the near term. While recent economic growth reports are more positive, there still exists concern about downside risk to future growth and the high unemployment rate. These factors may have the effect of reducing consumer spending which could adversely affect our results of operations during the next year and beyond.

The Company is sensitive to inflation or deflation present in the economies of the United States and foreign suppliers located primarily in Taiwan and China. The national and international economic difficulties of 2008 and 2009 began a reversal of the trend of rising costs for our products and commodities used in the manufacture of our products, including a decrease in the cost of oil and diesel fuel. Throughout most of 2010 and 2011, the Company has seen an end to decreasing costs and, in certain instances, moderate increases in the costs for our products and the most critical commodities used in the manufacture of our products. Additionally, unfavorable exchange rate fluctuations have increased the costs for many of our products. The Company took pricing action in 2011 and 2012 in an attempt to offset a portion of the product cost increases. While inflation and resulting cost increases over a period of years would result in significant increases in inventory costs and operating expenses, the opposite is true when exposed to a prolonged period of cost decreases. The ability of the Company’s operating divisions to institute price increases and seek price concessions, as appropriate, is dependent on competitive market conditions.

The Three Months Ended March 31, 2012 vs the Three Months Ended March 31, 2011

Revenues

Net sales for the three months ended March 31, 2012 were $128.4 million compared to net sales for the three months ended March 31, 2011 of $111.3 million. The increase in revenue of $17.1 million was primarily attributable to the newly acquired TagWorks and Ook businesses which contributed approximately $7.3 million in incremental net sales to the first quarter of 2012. An improvement in retail activity and pricing actions taken in the first quarter of 2012 resulted in further revenue improvement over the prior year in our Franchise and Independent hardware accounts, Regional accounts and the All Points division.

Expenses

Operating expenses were substantially more for the three months ended March 31, 2012 than the three months ended March 31, 2011. The primary reason for the increase in operating expenses was the inclusion of the newly acquired TagWorks and Ook businesses in the first quarter of 2012. The following changes in underlying trends impacted the change in operating expenses:

•

Selling expense was $23.0 million, or 17.9% of net sales in the three months ended March 31, 2012 compared to $21.9 million, or 19.7% of net sales in the three months ended March 31, 2011. The higher sales volume in the 2012 period resulted in higher variable service cost than the prior year period. The selling expense was less than the prior year period when expressed as a percentage of sales.

•

Warehouse and delivery expense was $13.9 million, or 10.8% of net sales, in the first quarter of 2012 compared to $13.0 million, or 11.7% of net sales in the first quarter of 2011. The higher sales volume in the 2012 period resulted in higher overall costs for warehouse labor and freight used to process and deliver customer orders. However, as a result of operating efficiencies, these costs decreased from the prior year when expressed as a percentage of net sales.

•

G&A expenses were $8.0 million in the first quarter of 2012 compared to $7.5 million in the first quarter of 2011. The increase in G&A expenses in the first quarter of 2012 was primarily the result of higher salaries and benefit costs from the newly acquired TagWorks and Ook business.

•

Depreciation expense was $5.9 million in the first quarter of 2012 compared to $4.4 million in the first quarter of 2011. The increase in depreciation of $1.5 million was primarily attributable to the increase in fixed assets subject to depreciation acquired in the acquisition of TagWorks.

•

Amortization expense was $5.5 million in the first quarter of 2012 compared to $4.7 million in the first quarter of 2011. The higher amount of amortization expense for the 2012 period was due to the increase in intangible assets, subject to amortization, acquired as a result of the TagWorks and Ook acquisitions.

•

Interest expense, net, was $10.1 million in the first quarter of 2012 compared to $9.1 million in the first quarter of 2011. The increase in interest expense was primarily the result of issuance of $50 million in 10.875% Senior Notes outstanding which were used in the acquisition of TagWorks and other corporate purposes.

Income Taxes

In the three month periods ended March 31, 2012 and 2011, the Company recorded an income tax benefit of $1.7 million and $4.2 million on a pre-tax loss of $4.3 million and $9.1 million respectively. The effective income tax rates were 40.2% and 46.0% for the three month periods ended March 31, 2012 and 2011 respectively.

The difference between the effective income tax rate and the federal statutory rate in the three month period ended March 31, 2012 was due to state and foreign income taxes. In the three month period ended March 31, 2011, the effective income tax rate differed from the federal statutory rate primarily due to a current period charge caused by the effect of changes in certain state income tax rates on the company’s deferred tax assets and liabilities. The net effect of the change was recorded in the current period as required by the accounting standard. The remaining difference between the effective income tax rate and the federal statutory rate in this three month period was due to state and foreign income taxes.

Liquidity and Capital Resources

Cash Flows

The statements of cash flows reflect the changes in cash and cash equivalents for the three months ended March 31, 2012 and the three months ended March 31, 2011 by classifying transactions into three major categories: operating, investing and financing activities.

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2012 of $0.3 million was the result of the net loss adjusted for non-cash items of $7.3 million for depreciation, amortization, deferred taxes, deferred financing and non-cash interest which was offset by cash related adjustments of $7.0 million for routine operating activities represented by changes in accounts receivable, inventories, accounts payable, accrued liabilities and other assets. In the first three months of 2012, routine operating activities used cash through an increase in accounts receivable of $8.6 million, an increase in inventories of $2.3 million, an increase in other assets of $0.6 million and other of $0.3 million. This was partially offset by an increase in accounts payable of $2.6 million and an increase in other accrued liabilities of $2.2 million. The Company typically experiences operating cash outflows in the first two fiscal quarters of the year when selling volume, accounts receivable and inventory levels increase as the Company moves into the stronger selling periods of the spring and summer.

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

Investing Activities

Net cash used for investing activities was $5.4 million for the quarter ended March 31, 2012. Capital expenditures for the three months totaled $5.4 million, consisting of $2.9 million for key duplicating machines, $1.7 million for engraving machines, and $0.8 million for computer software and equipment.

Net cash used for investing activities was $44.5 million for the quarter ended March 31, 2011. The Company used $40.4 million for the acquisition of TagWorks. Capital expenditures for the three months totaled $4.1 million, consisting of $1.5 million for key duplicating machines, $1.1 million for engraving machines and $1.5 million for computer software and equipment.

Financing Activities

Net cash provided by financing activities was $0.8 million for the three months ended March 31, 2012. The net cash provided by financing activities was primarily related to the borrowing of $14.0 million on the revolving credit facility. The Company used cash to pay $12.4 million of additional acquisition consideration and $0.8 million in principal payments on the senior term loans under the Senior Facilities.

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

The Company’s working capital (current assets minus current liabilities) position of $136.3 million as of March 31, 2012, represents an increase of $13.1 million from the December 31, 2011 level of $123.2 million as follows:

(dollars in thousands)

Amount
Decrease in cash and cash equivalents	$(4,350)
Increase in accounts receivable, net	8,687
Increase in inventories, net	2,027
Increase in other current assets	148
Decrease in deferred taxes	(976)
Increase in accounts payable	(2,582)
Increase in current portion of capital lease & other obligations	(1)
Decrease in additional acquisition consideration	12,387
Decrease in accrued salaries and wages	2,238
Decrease in accrued pricing allowances	96
Increase in accrued income and other taxes	(204)
Increase in accrued interest	(5,438)
Decrease in other accrued liabilities	1,091

Net increase in working capital for the three months ended March 31, 2012	$13,123

The increase in the Company’s working capital as of March 31, 2012 was primarily the result of the increase in accounts receivables and inventory and the decrease in additional acquisition consideration which were partially offset by the decrease in cash and increase in accrued interest.

Contractual Obligations

The Company’s contractual obligations in thousands of dollars as of March 31, 2012:

		Payments Due
Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Junior Subordinated Debentures (1)	$115,304	$—	$—	$—	$115,304
Senior Term Loans	314,775	3,200	6,400	305,175	—
Bank Revolving Credit Facility	14,000	—	—	14,000	—
10.875% Senior Notes	200,000	—	—	—	200,000
KeyWorks License Agreement	3,601	461	876	815	1,449
Interest Payments (2)	199,275	37,467	74,502	61,401	25,905
Operating Leases	36,992	7,609	8,454	5,383	15,546
Deferred Compensation Obligations	3,756	344	688	688	2,036
Capital Lease Obligations	142	38	64	40	—
Purchase Obligations	438	350	88	—	—
Other Obligations	2,365	1,192	938	235	—
Uncertain Tax Position Liabilities	4,440	1,438	—	—	3,002

Total Contractual Cash Obligations (3)	$895,088	$52,099	$92,010	$387,737	$363,242

(1)	The junior subordinated debentures liquidation value is approximately $108,704.
(2)	Interest payments for borrowings under the Senior Facilities and with regard to the 10.875% Senior Notes. Interest payments on the variable rate senior term loans were calculated using the actual interest rate of 5.00% as of March 31, 2012, excluding possible impact of 2010 Swap. Interest payments on the 10.875% Senior Notes were calculated at their fixed rate.
(3)	All of the contractual obligations noted above are reflected on the Company’s condensed consolidated balance sheet as of March 31, 2012 except for the interest payments, purchase obligations and operating leases.

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

As of March 31, 2012, the Company had no material purchase commitments for capital expenditures.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Borrowings

As of March 31, 2012, the Company had $11.1 million available under the Senior Facilities. The Company had approximately $328.9 million of outstanding debt under its Senior Facilities at March 31, 2012, consisting of $314.8 million in a term loan, $14.0 million in Revolver borrowings and $0.1 million in capitalized lease obligations. The term loan consisted of a $314.8 million Term B-2 Loan at a three (3) month LIBOR rate plus margin of 5.0%. The Revolver borrowings consisted of $14.0 million currently at a three (3) month LIBOR rate plus margin of 5.5%. The capitalized lease obligations were at various interest rates.

At March 31, 2012 and December 31, 2011, the Company borrowings were as follows:

	March 31, 2012			December 31, 2011
(dollars in thousands)	Facility Amount	Outstanding Amount	Interest Rate	Facility Amount	Outstanding Amount	Interest Rate
Term B-2 Loan		$314,775	5.00%		$315,575	5.00%
Revolving credit facility	$30,000	14,000	5.50%	$30,000	—	5.50%
Capital leases & other obligations		127	various		134	various

Total secured credit		328,902			315,709
10.875% Senior notes		200,000	10.875%		200,000	10.875%

Total borrowings		$528,902			$515,709

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

The Company’s Senior Facilities require the maintenance of a secured leverage ratio described above which limits the ability of the Company to incur debt, make investments, make dividend payments to holders of the Trust Preferred Securities or undertake certain other business activities. Upon the occurrence of an event of default under the credit agreements, all amounts outstanding, together with accrued interest, could be declared immediately due and payable by our lenders. Below are the calculations of the financial covenant, as amended on April 18, 2011, with the Senior Facilities requirement for the twelve trailing months ended March 31, 2012:

(dollars in thousands)	Actual	Ratio Requirement
Secured Leverage Ratio
Senior term loan balance	$314,775
Revolver	14,000
Capital leases and other credit obligations	127

Total debt	$328,902

Adjusted EBITDA (1)	$96,137
Leverage ratio (must be below requirement)	3.42	4.75

(1)	Adjusted EBITDA for the twelve months ended March 31, 2012 is defined as income from operations ($44,201), plus depreciation ($22,783), amortization ($21,447), restructuring costs ($1,659), acquisition and integration costs ($1,667), litigation settlement costs ($2,120), foreign exchange losses ($413), management fees ($110) and other ($1,737).

Critical Accounting Policies and Estimates

Significant accounting policies and estimates are summarized in the notes to the condensed consolidated financial statements. Some accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate. Management believes these estimates and assumptions are reasonable based on the facts and circumstances as of March 31, 2012, however, actual results may differ from these estimates under different assumptions and circumstances.

We identified our critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations found in our Annual Report on Form 10-K for the year ended December 31, 2011. We believe there have been no changes in these critical accounting policies. We have summarized our critical accounting policies either in the notes to the condensed consolidated financial statements or below:

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

Accounts Receivable and Allowance for Doubtful Accounts:

The Company establishes the allowance for doubtful accounts using the specific identification method and also provides a reserve in the aggregate. The estimates for calculating the aggregate reserve are based on historical information. Increases to the allowance for doubtful accounts result in a corresponding expense. The Company writes off individual accounts receivable accounts when they become uncollectible. The allowance for doubtful accounts was $658 thousand as of March 31, 2012 and $641 thousand as of December 31, 2011.

Inventory Realization:

Inventories consisting predominantly of finished goods are valued at the lower of cost or market, cost being determined principally on the weighted average cost method. Excess and obsolete inventories are carried at net realizable value. The historical usage rate is the primary factor used by the Company in assessing the net realizable value of excess and obsolete inventory. A reduction in the carrying value of an inventory item from cost to market is recorded for inventory with no usage in the preceding twenty-four month period or with on hand quantities in excess of twenty-four months average usage. The inventory reserve amounts were $7.9 million as of March 31, 2012 and $7.4 million as of December 31, 2011.

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

The Company also evaluates indefinite-lived intangible assets (primarily trademarks and trade names) for impairment annually. The Company also tests for impairment if events and circumstances indicate that it is more likely than not that the fair value of an indefinite-lived intangible asset is below its carrying amount. Assumptions critical to the Company’s evaluation of indefinite-lived intangible assets for impairment include: the discount rate, royalty rates used in its evaluation of trade names, projected average revenue growth, and projected long-term growth rates in the determination of terminal values. An impairment charge is recorded if the carrying amount of an indefinite-lived intangible asset exceeds the estimated fair value on the measurement date. No impairment charges were recorded in the three month periods ended March 31, 2012 and 2011.

Long-Lived Assets:

The Company evaluates its long-lived assets for financial impairment and will continue to evaluate them based on the estimated undiscounted future cash flows as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. No impairment charges were recognized for long-lived assets in the three month periods ended March 31, 2012 and 2011.

Risk Insurance Reserves:

The Company self-insures its product liability, automotive, workers’ compensation and general liability losses up to $250 thousand per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences in excess of $250 thousand up to $40 million. The two risk areas involving the most significant accounting estimates are workers’ compensation and automotive liability. Actuarial valuations performed by the Company’s outside risk insurance expert were used to form the basis for workers’ compensation and automotive liability loss reserves. The actuary contemplated the Company’s specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes the liability recorded for such risk insurance reserves is adequate as of March 31, 2012, but due to judgments inherent in the reserve estimation process, it is possible the ultimate costs will differ from this estimate.

The Company self-insures its group health claims up to an annual stop loss limit of $200 thousand per participant. Aggregate coverage is maintained for annual group health insurance claims in excess of 125% of expected claims. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves. The Company believes the liability recorded for such insurance reserves is adequate as of March 31, 2012, but due to judgments inherent in the reserve estimation process, it is possible the ultimate costs will differ from this estimate.

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

Based on the Company’s exposure to variable rate borrowings at March 31, 2012, a one percent (1%) change in the weighted average interest rate for a period of one year would change the annual interest expense by approximately $2.1 million.

The Company is exposed to foreign exchange rate changes of the Australian, Canadian and Mexican currencies as it impacts the $27.6 million tangible and intangible net asset value of its Australian, Canadian and Mexican subsidiaries as of March 31, 2012. The foreign subsidiaries net tangible assets were $7.0 million and the net intangible assets were $20.6 million as of March  31, 2012. Management considers the Company’s exposure to foreign currency translation gains or losses to be immaterial.

Item 4.

Controls and Procedures

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are those controls and procedures that are designed to ensure that material information relating to The Hillman Companies, Inc. required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon the Company’s evaluation, which included the matters discussed below, the Company’s chief executive officer and chief financial officer concluded that, due solely to a material weakness that the Company identified in its internal control over financial reporting, the Company’s disclosure controls and procedures were not effective, as of the end of the period ended March 31, 2012.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner. Management determined that the Company’s internal control over financial reporting was not effective solely as a result of the material weakness described below which existed as of March 31, 2012 The material weakness also existed throughout the annual period ended December 31, 2011.

Our management identified a number of deficiencies related to the design and operating effectiveness of certain information technology (“IT”) controls that have a direct impact on our financial reporting. In 2011, the IT department went through organizational and operational change, which impacted operating procedures and directly contributed to the noted deficiencies. As of March 31, 2012, deficiencies existed with the monitoring controls surrounding both change management and administrative system access. In addition, certain deficiencies were noted in automated, application and manual business controls that are dependent on system information for their effective operation and, as a result, financial information may not be accurately reflected in key reports or in the general ledger.

The Company is not aware of any transactions that were improperly undertaken as a result of this material weakness and therefore does not believe that such material weakness had any material impact on the Company’s financial statements.

Plan for Remediation of Material Weakness

Management is, and intends to continue, taking appropriate and reasonable steps to make the necessary improvements to remediate this material weakness in internal control over financial reporting. In particular, a senior level manager has been assigned responsibility for internal controls within the IT department. Additionally, administrative access is currently being evaluated for appropriateness and any other necessary control enhancements will be implemented.

Management believes that the measures described above will facilitate remediation of the material weakness we have identified and will continue to strengthen our internal control over financial reporting. The Company is actively involved in improving the effectiveness and efficiency of its internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2012 and that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On March 20, 2012, the Company agreed to pay approximately $1.6 million to Steelworks Hardware LLC in full settlement of all alleged claims and plaintiff legal fees in this matter. The settlement cost and plaintiff legal fees were recorded in our consolidated results of operations as of December 31, 2011.

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

In its antitrust claim against the Company, Hy-Ko Products is seeking monetary damages which would be trebled under the antitrust laws, interest and attorney’s fees as well as injunctive relief. The antitrust claim against the Company has been stayed pending the resolution of the patent infringement claim against Hy-Ko Products. Because the lawsuit is in a preliminary stage, it is not yet possible to assess the impact that the lawsuit will have on the Company. However, the Company believes that it has meritorious defenses and intends to defend the lawsuit vigorously.

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

Item 1A. – Risk Factors.

There have been no material changes to the risks related to the Company from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3. – Defaults Upon Senior Securities.

Not Applicable

Item 4. – Mine Safety Disclosures.

Not Applicable

Item 5. – Other Information.

Not Applicable

Item 6. – Exhibits.

a)	Exhibits, including those incorporated by reference.

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 **	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the SEC on May 15, 2012, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and the three months ended March 31, 2011, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and the three months ended March 31, 2011, (iv) Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2012 and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
**	This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HILLMAN COMPANIES, INC.

/S/ ANTHONY A. VASCONCELLOS	/S/ HAROLD J. WILDER
Anthony A. Vasconcellos	Harold J. Wilder
Chief Financial Officer	Controller
(Chief Accounting Officer)

DATE: May 15, 2012