Form 10-Q
period 2012-06-30
HILLMAN COMPANIES INC
filed 2012-08-14
CIK 1029831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

On August 14, 2012, 5,000 shares of the Registrant’s common stock were issued and outstanding and 4,217,724 Trust Preferred Securities were issued and outstanding by the Hillman Group Capital Trust. The Trust Preferred Securities trade on the NYSE Amex under symbol HLM.Pr.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(dollars in thousands)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$10,065	$12,027
Restricted investments	762	364
Accounts receivable	77,653	63,565
Inventories	116,119	103,975
Deferred income taxes	9,399	9,908
Other current assets	6,434	5,646

Total current assets	220,432	195,485
Property and equipment	65,358	66,342
Goodwill	457,899	457,443
Other intangibles	375,549	386,202
Restricted investments	3,098	3,390
Deferred financing fees	11,757	13,055
Investment in trust common securities	3,261	3,261
Other assets	2,758	2,673

Total assets	$1,140,112	$1,127,851

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,717	$31,273
Current portion of senior term loans	3,200	3,200
Current portion of capitalized lease and other obligations	40	31
Additional acquisition consideration payable	—	12,387
Interest payable on junior subordinated debentures	1,019	—
Accrued expenses:
Salaries and wages	5,910	5,628
Pricing allowances	6,307	5,728
Income and other taxes	2,344	2,253
Interest	2,228	2,203
Deferred compensation	762	364
Other accrued expenses	10,253	9,207

Total current liabilities	72,780	72,274
Long term senior term loans	309,136	310,550
Bank revolving credit	19,000	—
Long term capitalized lease and other obligations	110	103
Long term senior notes	203,998	204,248
Junior subordinated debentures	115,219	115,411
Deferred compensation	3,098	3,390
Deferred income taxes	121,680	123,888
Other non-current liabilities	5,339	7,193

Total liabilities	850,360	837,057

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(dollars in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY (CONTINUED)	June 30, 2012	December 31, 2011
Common stock with put options:
Common stock, $.01 par, 5,000 shares authorized, 198.3 issued and outstanding at June 30, 2012	12,247	12,247

Commitments and contingencies
Stockholders’ Equity:
Preferred Stock:
Preferred stock, $.01 par, 5,000 shares authorized, none issued and outstanding at June 30, 2012	—	—
Common Stock:
Common stock, $.01 par, 5,000 shares authorized, 4,801.7 issued and outstanding at June 30, 2012	—	—
Additional paid-in capital	296,544	296,544
Accumulated deficit	(19,348)	(17,817)
Accumulated other comprehensive income (loss)	309	(180)

Total stockholders’ equity	277,505	278,547

Total liabilities and stockholders’ equity	$1,140,112	$1,127,851

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(dollars in thousands)

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011
Net sales	$147,241	$135,396
Cost of sales (exclusive of depreciation and amortization shown separately below)	72,950	66,225
Selling, general and administrative expenses	47,174	41,921
Acquisition and integration expenses	312	490
Depreciation	5,618	5,802
Amortization	5,429	5,336
Other (income) expense	817	(73)

Income from operations	14,941	15,695
Interest expense, net	10,225	11,448
Interest expense on junior subordinated debentures	3,153	3,153
Investment income on trust common securities	(94)	(94)

Income before income taxes	1,657	1,188
Income tax provision	601	2,056

Net income (loss)	$1,056	$(868)

Net income (loss) (from above)	$1,056	$(868)
Other comprehensive income:
Foreign currency translation adjustments	(748)	19
Interest rate swap, net of tax	—	643

Total other comprehensive income (loss)	(748)	662

Comprehensive income (loss)	$308	$(206)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(dollars in thousands)

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Net sales	$275,614	$246,690
Cost of sales (exclusive of depreciation and amortization shown separately below)	136,539	121,881
Selling, general and administrative expenses	92,094	84,367
Acquisition and integration expenses	464	1,780
Depreciation	11,507	10,241
Amortization	10,900	10,077
Other (income) expense	334	(438)

Income from operations	23,776	18,782
Interest expense, net	20,327	20,525
Interest expense on junior subordinated debentures	6,305	6,305
Investment income on trust common securities	(189)	(189)

Loss before income taxes	(2,667)	(7,859)
Income tax benefit	(1,136)	(2,109)

Net loss	$(1,531)	$(5,750)

Net loss (from above)	$(1,531)	$(5,750)
Other comprehensive income:
Foreign currency translation adjustments	489	42
Interest rate swap, net of tax	—	624

Total other comprehensive income	489	666

Comprehensive loss	$(1,042)	$(5,084)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(dollars in thousands)

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Cash flows from operating activities:
Net loss	$(1,531)	$(5,750)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	22,407	20,318
Dispositions of property and equipment	3	45
Deferred income tax benefit	(1,562)	(2,288)
Deferred financing and original issue discount amortization	1,042	983
Other non-cash interest and change in value of interest rate swap	(372)	1,204
Changes in operating items:
Accounts receivable	(14,038)	(16,304)
Inventories	(12,547)	(4,143)
Other assets	(873)	(2,020)
Accounts payable	9,444	1,058
Interest payable on junior subordinated debentures	1,019	—
Other accrued liabilities	2,023	(1,609)
Other items, net	(1,480)	932

Net cash provided by (used for) operating activities	3,535	(7,574)

Cash flows from investing activities:
TagWorks acquisition	—	(40,359)
Proceeds from sale of property and equipment	3	—
Capital expenditures	(10,529)	(8,596)

Net cash used for investing activities	(10,526)	(48,955)

Cash flows from financing activities:
Repayments of senior term loans	(1,600)	(1,450)
Borrowings of revolving credit loans	19,000	9,444
Repayments of revolving credit loans	—	(8,000)
Payment of additional acquisition consideration	(12,387)	—
Borrowings of capitalized lease obligations	33	—
Principal payments under capitalized lease obligations	(17)	(15)
Borrowings of senior notes	—	50,000
Premium on senior notes	—	4,625
Financing fees, net	—	(2,622)

Net cash provided by financing activities	5,029	51,982

Net decrease in cash and cash equivalents	(1,962)	(4,547)
Cash and cash equivalents at beginning of period	12,027	7,585

Cash and cash equivalents at end of period	$10,065	$3,038

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(dollars in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2011	$—	$296,544	$(17,817)	$(180)	$278,547
Net loss	—	—	(1,531)	—	(1,531)
Change in cumulative foreign translation adjustment	—	—	—	489	489

Balance at June 30, 2012	$—	$296,544	$(19,348)	$309	$277,505

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

The Company’s financial statements have been presented on the basis of push down accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 805-50-S99. FASB ASC 805-50-S99 states that the push down basis of accounting should be used in a purchase transaction in which the entity becomes wholly-owned by another entity. Under the push down basis of accounting, certain transactions incurred by the parent company which would otherwise be accounted for in the accounts of the parent are “pushed down” and recorded on the financial statements of the subsidiary. Accordingly, certain items resulting from the Merger Transaction have been recorded on the financial statements of the Company.

The following table indicates the pro-forma financial statements of the Company for the three and six months ended June 30, 2012 and 2011. The pro-forma financial statements give effect to the acquisitions of TagWorks and Ook (each as defined herein) as if they had occurred on January 1, 2011:

	(Unaudited) Three Months Ended June 30, 2012	(Unaudited) Six Months Ended June 30, 2012	(Unaudited) Three Months Ended June 30, 2011	(Unaudited) Six Months Ended June 30, 2011
Net Sales	$147,241	$275,614	$138,614	$255,854
Net Income (Loss)	1,056	(1,531)	(1,137)	(6,657)

The pro-forma results are based on assumptions that the Company believes are reasonable under the circumstances. The pro-forma results are not necessarily indicative of the operating results that would have occurred if the acquisitions had been effective January 1, 2011, nor are they intended to be indicative of results that may occur in the future. The underlying pro-forma information includes the historical results of the Company, the Company’s financing arrangements, and certain purchase accounting adjustments.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

1.	Basis of Presentation (continued):

The accompanying unaudited condensed consolidated financial statements present information in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. Management believes the financial statements include all normal recurring accrual adjustments necessary for a fair presentation. Operating results for the six month period ended June 30, 2012 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report filed on Form 10-K for the year ended December 31, 2011.

Nature of Operations:

The Company is organized as six separate business segments, the largest of which is (1) The Hillman Group, Inc. (the “Hillman Group”) operating primarily in the United States. The other business segments consist of separate subsidiaries of the Hillman Group operating in (2) Canada under the name The Hillman Group Canada, Ltd., (3) Mexico under the name SunSource Integrated Services de Mexico SA de CV, (4) Florida under the name All Points Industries, Inc., (5) Australia under the name The Hillman Group Australia Pty. Ltd. and (6) the U.S. market as TagWorks (which was merged with and into Hillman Group effective December 31, 2011). The Hillman Group provides merchandising services and products such as fasteners and related hardware items; threaded rod and metal shapes; keys, key duplication systems and accessories; builder’s hardware; and identification items, such as tags and letters, numbers and signs, to retail outlets, primarily hardware stores, home centers and mass merchants, pet supply stores, grocery stores and drug stores. Through its field sales and service organization, Hillman complements its extensive product selection with value-added services for the retailer.

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

Accounts Receivable and Allowance for Doubtful Accounts:

The Company establishes the allowance for doubtful accounts using the specific identification method and also provides a reserve in the aggregate. The estimates for calculating the aggregate reserve are based on historical collection experience. Increases to the allowance for doubtful accounts result in a corresponding expense. The Company writes off individual accounts receivable when collection becomes improbable. The allowance for doubtful accounts was $606 at June 30, 2012 and $641 at December 31, 2011.

Shipping and Handling:

The costs incurred to ship product to customers, including freight and handling expenses, are included in selling, general and administrative (“SG&A”) expenses on the Company’s condensed consolidated statements of comprehensive income. The Company’s shipping and handling costs were $6,119 and $5,739 in the three month periods ended June 30, 2012 and 2011, respectively. The Company’s shipping and handling costs were $11,498 and $10,902 in the six month periods ended June 30, 2012 and 2011, respectively.

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

The following table reconciles the fair value of the acquired assets and assumed liabilities to the total purchase price of the Servalite Acquisition:

Accounts receivable	$2,633
Inventory	5,485
Other current assets	86
Deferred income taxes	1,341
Property and equipment	49
Goodwill	4,537
Intangibles	9,100

Total assets acquired	23,231
Less:
Liabilities assumed	1,714

Total purchase price	$21,517

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

The following table reconciles the fair value of the acquired assets and assumed liabilities to the total purchase price of the TagWorks Acquisition:

Accounts receivable	$735
Inventory	1,086
Other current assets	217
Deferred income taxes	24
Property and equipment	17,403
Goodwill	14,996
Intangibles	34,840

Total assets acquired	69,301
Less:
Liabilities assumed	4,622

Total purchase price	$64,679

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

The following table reconciles the estimated fair value of the acquired assets and assumed liabilities to the total purchase price of the Ook Acquisition:

Accounts receivable	$2,186
Inventory	2,297
Deferred income taxes	812
Goodwill	5,794
Intangibles	6,000

Total assets acquired	17,089
Less:
Liabilities assumed	1,766

Total purchase price	$15,323

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

Intangible assets are amortized over their useful lives and are subject to impairment testing. The values assigned to intangible assets in connection with the Servalite and TagWorks Acquisitions were determined through separate independent appraisals. The values assigned to intangible assets in connection with the Ook Acquisition were determined by management pending independent appraisal. The Ook intangible asset values may be adjusted by management for any changes upon completion of the independent appraisal. Other intangibles, net as of June 30, 2012 and December 31, 2011 consist of the following:

	Estimated Useful Life (Years)	June 30, 2012	December 31, 2011
Customer relationships	20	$326,443	$326,200
Trademarks - All Others	Indefinite	49,679	49,660
Trademarks - TagWorks	5	240	240
Patents	5-20	20,200	20,200
Quick Tag license	6	11,500	11,500
Laser Key license	5	1,250	1,250
KeyWorks license	10	4,100	4,100
Non-compete agreements	5.5-10	4,200	4,200
Lease agreement	0.5	240	240

Intangible assets, gross		417,852	417,590
Less: Accumulated amortization		42,303	31,388

Other intangibles, net		$375,549	$386,202

Intangible assets are amortized over their useful lives. The amortization expense for amortizable assets was $5,429 and $5,336 for the three month periods ended June 30, 2012 and 2011, respectively. The amortization expense for amortizable assets was $10,900 and $10,077 for the six month periods ended June 30, 2012 and 2011, respectively. The amortization expense for amortizable assets for the year ended December 31, 2012 is estimated to be $21,592. For the years ended December 31, 2013, 2014, 2015, 2016, and 2017, the amortization expense for amortizable assets is estimated to be $21,392, $21,392, $20,731, $18,804 and $17,996, respectively.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

6.	Commitments and Contingencies:

The Company self-insures its product liability, automotive, workers’ compensation and general liability losses up to $250 per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences in excess of $250 up to $40,000. The two risk areas involving the most significant accounting estimates are workers’ compensation and automotive liability. Actuarial valuations performed by the Company’s outside risk insurance expert were used by management to form the basis for workers’ compensation and automotive liability loss reserves. The actuary contemplated the Company’s specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected from development of these claims, as well as for incurred but not yet reported claims. The Company believes the liability of approximately $2,631 recorded for such risk insurance reserves is adequate as of June 30, 2012, but due to judgments inherent in the reserve estimation process, it is possible the ultimate costs will differ from this estimate.

As of June 30, 2012, the Company has provided certain vendors and insurers letters of credit aggregating $5,064 related to its product purchases and insurance coverage of product liability, workers’ compensation and general liability.

The Company self-insures its group health claims up to an annual stop loss limit of $200 per participant. Aggregate coverage is maintained for annual group health insurance claims in excess of 125% of expected claims. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves. Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claim data and certain actuarial assumptions. The Company believes the liability of approximately $1,992 recorded for such group health insurance reserves is adequate as of June 30, 2012, but due to judgments inherent in the reserve estimation process, it is possible the ultimate costs will differ from this estimate.

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

On May 4, 2010, Hy-Ko Products, Inc. filed a complaint against Hillman Group, and Kaba Ilco Corp., a manufacturer of blank replacement keys, in the United States District Court for the Northern District of Ohio Eastern Division, alleging that the defendants engaged in violations of federal and state antitrust laws regarding their business practices relating to automatic key machines and replacement keys. Hy-Ko Products’ May 4, 2010 filing against the Company is based, in part, on the Company’s previously-filed claim against Hy-Ko Products alleging infringement of certain patents of the Company. A claim construction hearing on the Company’s patent infringement claim against Hy-Ko Products occurred in September 2010. A ruling on the claim construction hearing was handed down on November 22, 2011 and was favorable to the Company’s position. Discovery has closed in the patent case, and the parties are engaged in filing summary judgment motions. A trial date on the patent case is set for the fourth quarter of 2012.

In its antitrust claim against the Company, Hy-Ko Products is seeking monetary damages which would be trebled under the antitrust laws, interest and attorney’s fees as well as injunctive relief. The antitrust claim against the Company was initially stayed pending the resolution of the patent infringement claim against Hy-Ko Products. The stay was subsequently lifted, and the Court has allowed limited discovery to proceed. The Court has scheduled a status conference for the fourth quarter to discuss how the case should proceed. At this point, no overall case schedule has been set. Because the lawsuit is in a preliminary stage, it is not yet possible to assess the impact that the lawsuit will have on the Company. However, the Company believes that it has meritorious defenses and intends to defend the lawsuit vigorously.

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

Gregory Mann and Gabrielle Mann are employed by the All Points subsidiary of Hillman. All Points leases an industrial warehouse and office facility from companies under the control of the Manns. The Company has recorded rental expense for the lease of this facility on an arm’s length basis. The rental expense for the lease of this facility was $82 and $82 for the three month periods ended June 30, 2012 and 2011, respectively. The rental expense for the lease of this facility was $165 and $165 for the six month periods ended June 30, 2012 and 2011, respectively.

8.	Income Taxes:

The Company’s policy is to estimate income taxes for interim periods based on estimated annual effective tax rates. These are derived, in part, from expected pre-tax income. Accordingly, the Company applied an estimated annual effective tax rate to the interim period pre-tax income (loss) in the three and six month periods ended June 30, 2012 and 2011 to calculate the income tax benefit in accordance with the principal method prescribed by ASC 740-270, the accounting guidance established for computing income taxes in interim periods.

The effective income tax rates were 42.6% and 26.8% for the six month periods ended June 30, 2012 and 2011, respectively. The effective income tax rates were 36.3% and 173.1% for the three month periods ended June 30, 2012 and 2011, respectively. The effective income tax rate differed from the federal statutory rate in the three month and six month periods ended June 30, 2012 due in part to a valuation reserve recorded to offset the deferred tax assets of a foreign subsidiary. The effective income tax rate differed from the federal statutory rate in the three month and six month periods ended June 30, 2011 primarily due to a current period charge caused by the effect of changes in certain state income tax rates on the Company’s deferred tax assets and liabilities. The remaining differences between the federal statutory rate and the effective tax rate in the three month and six month periods ended June 30, 2012 and 2011 were primarily due to state and foreign income taxes.

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

The Senior Facilities contain financial and operating covenants which require the Company to maintain certain financial ratios, including a leverage ratio. These debt agreements provide for customary events of default, including but not limited to, payment defaults, breach of representations or covenants, cross-defaults, bankruptcy events, failure to pay judgments, attachment of its assets, change of control and the issuance of an order of dissolution. Certain of these events of default are subject to notice and cure periods or materiality thresholds. The occurrence of an event of default permits the lenders under the Senior Facilities to accelerate repayment of all amounts due. As of June 30, 2012, the Company had $5,936 available under the Revolver.

Effective April 18, 2011, the Company completed an amendment to the credit agreement governing its Senior Facilities. The Senior Facilities amendment eliminated the total leverage and interest coverage covenants and reduced the secured leverage covenant to 4.75x with no future step downs. The term loan pricing was modified to reduce the Eurodollar Margin and the Base Rate Margin by 25 basis points and reduce the floor on Eurodollar and Base Rate Loans by an additional 25 basis points. In connection with the amendment to the credit agreement, the Company incurred loan discount costs of $1,250. As the modification of the Senior Facilities agreement was not substantial, the unamortized loan discount and debt issuance costs will be amortized over the term of the amended Senior Facilities. The Company was in compliance with all provisions and covenants of the amended Senior Facilities as of June 30, 2012.

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

The Hillman Companies has one class of Common Stock, with 5,000 shares authorized and issued as of June 30, 2012. All outstanding shares of Hillman Companies’ common stock are owned by Holdco.

Under the terms of the Stockholders Agreement for the Holdco Common Stock, management shareholders have the ability to put their shares back to Holdco under certain conditions, including death or disability. ASC 480-10-S99 requires shares to be classified outside of permanent equity if they can be redeemed and the redemption is not solely within control of the issuer. Further, if it is determined that redemption of the shares is probable, the shares are marked to redemption value which equals fair value at each balance sheet date with the change in fair value recorded in additional paid-in capital. Accordingly, the 198.3 shares of common stock held by management are recorded outside permanent equity and have been adjusted to the fair value of $12,247 as of June 30, 2012.

The Hillman Companies has one class of Preferred Stock, with 5,000 shares authorized and none issued as of June 30, 2012.

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

The Company uses derivative financial instruments to manage its exposures to interest rate fluctuations on its floating rate senior debt and to price fluctuations in metal commodities used in its key products. The Company measures those instruments at fair value and recognizes changes in the fair value of derivatives in earnings in the period of change, unless the derivative qualifies as an effective hedge that offsets certain exposures.

Interest Rate Swap Agreements - On June 24, 2010, the Company entered into a forward Interest Rate Swap Agreement (the “2010 Swap”) with a two-year term for a notional amount of $115,000. The forward start date of the 2010 Swap was May 31, 2011 and its termination date is May 31, 2013. The 2010 Swap fixes the interest rate at 2.47% plus the applicable interest rate margin.

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

At June 30, 2012, the fair value of the 2010 Swap was $(833) and was reported on the condensed consolidated balance sheet in other current liabilities with a reduction in interest expense recorded in the statement of comprehensive income for the favorable change in fair value since December 31, 2011. The fair value of the 2010 Swap was $(1,205) as of December 31, 2011 and was reported on the condensed consolidated balance sheet in other non-current liabilities.

Metal Swap Agreements - On April 20, 2012, the Company entered into a Commodity Metal Swap Agreement (the “2012 Metal Swap No. 1”) with an approximate eight-month term for 35 MT of copper at a notional amount of $294.7. The maturity date is December 31, 2012 and the 2012 Metal Swap No. 1 fixes the copper price at $8.42 per MT.

On May 30, 2012, the Company entered into a Commodity Metal Swap Agreement (the “2012 Metal Swap No. 2”) with an approximate seven-month term for 10 MT of copper at a notional amount of $77.9. The maturity date is December 31, 2012 and the 2012 Metal Swap No. 2 fixes the copper price at $7.79 per MT.

On May 30, 2012, the Company entered into a Commodity Metal Swap Agreement (the “2012 Metal Swap No. 3”) with an approximate ten-month term for 35 MT of copper at a notional amount of $272.5. The maturity date is March 31, 2013 and the 2012 Metal Swap No. 3 fixes the copper price at $7.785 per MT.

The Company uses metal commodity swap agreements to hedge anticipated purchases of key blanks which can fluctuate with changes in copper prices. The Company’s current metal swap agreements do not qualify for hedge accounting treatment because they do not meet the provisions specified in ASC 815. Accordingly, the gain or loss on these derivatives is recognized in current earnings.

At June 30, 2012, the fair value of the three 2012 metal swap agreements was $(30) and was reported on the condensed consolidated balance sheet in other current liabilities with an increase in cost of sales recorded in the statement of comprehensive income for the unfavorable change in fair value since the inception dates in the second quarter.

The Company does not enter into derivative transactions for speculative purposes and, therefore, holds no derivative instruments for trading purposes.

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

The following tables set forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the periods ended June 30, 2012 and December 31, 2011, by level, within the fair value hierarchy:

	As of June 30, 2012
	Level 1	Level 2	Level 3	Total
Trading securities	$3,860	$—	$—	$3,860
Interest rate swap	—	(833)	—	(833)
Metal commodity swaps	—	(30)	—	(30)

	As of December 31, 2011
	Level 1	Level 2	Level 3	Total
Trading securities	$3,754	$—	$—	$3,754
Interest rate swap	—	(1,205)	—	(1,205)

Trading securities are valued using quoted prices on an active exchange. Trading securities represent assets held in a Rabbi Trust to fund deferred compensation liabilities and are included as restricted investments on the accompanying condensed consolidated balance sheets.

For the three months months ended June 30, 2012 and 2011, the unrealized (gains) losses on these securities of $26 and ($26), respectively, were recorded as other (income) expense. For the six months ended June 30, 2012 and 2011, the unrealized gains on these securities of ($168) and ($132), respectively, were recorded as other (income). In each period, an offsetting entry, for the same amount, adjusting the deferred compensation liability and compensation expense within SG&A was also recorded.

The interest rate swap and metal commodity swaps are valued using observable benchmark rates at commonly quoted intervals for the full term of the swaps. The interest rate swap and metal commodity swaps were included in other current liabilities as of June 30, 2012 and the interest rate swap was included in other non-current liabilities as of December 31, 2011 on the accompanying condensed consolidated balance sheet.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

14.	Acquisition and Integration Expenses:

For the six months ended June 30, 2012, the Company incurred $464 of expenses in connection with the Ook Acquisition.

For the six months ended June 30, 2011, the Company incurred $1,780 of expenses for investment banking, legal and other professional fees incurred in connection with the Merger Transaction, Servalite Acquisition, TagWorks Acquisition and the start-up of operations for Hillman Australia.

15.	Segment Reporting:

The Company’s segment reporting structure uses the Company’s management reporting structure as the foundation for how the Company manages its business. The Company periodically evaluates its segment reporting structure in accordance with ASC 350-20-55 and has concluded that it has six reporting units as of June 30, 2012. The United States segment, excluding All Points and TagWorks, is the only segment considered material by Company management as of June 30, 2012. The segments are as follows:

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

The table below presents revenues and income from operations for our reportable segments for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Revenues
United States, excluding All Points and TagWorks	$132,841	$122,846	$248,169	$226,708
All Points	5,115	4,163	9,624	6,995
TagWorks	3,747	3,835	8,180	4,486
Canada	3,889	3,155	6,297	5,534
Mexico	1,454	1,397	3,011	2,967
Australia	195	—	333	—

Total revenues	$147,241	$135,396	$275,614	$246,690

Segment Income (Loss) from Operations
United States, excluding All Points and Tagworks	$14,405	$14,227	$22,000	$17,043
All Points	321	321	413	182
TagWorks	549	717	1,682	881
Canada	(214)	156	(433)	(119)
Mexico	38	347	389	860
Australia	(146)	(64)	(250)	(109)

Total segment income from operations	$14,953	$15,704	$23,801	$18,738

Reconciliation (1)
Total segment income from operations	$14,953	$15,704	$23,801	$18,738
Elimination of intercompany profit (loss)	(12)	(9)	(25)	44

Total income from operations	$14,941	$15,695	$23,776	$18,782

(1)	This table reconciles segment income from operations to total income from operations.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

15.	Segment Reporting (continued):

Assets by segment as of June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012	December 31, 2011
Assets
United States, excluding All Points and Tagworks	$1,034,654	$1,025,334
All Points	9,271	8,052
TagWorks	61,266	62,912
Canada	16,271	13,269
Mexico	17,302	17,097
Australia	1,348	1,187

Total Assets	$1,140,112	$1,127,851

16.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information:

The 10.875% Senior Notes, of which $200,000 aggregate principal amount are outstanding, were issued by Hillman Group and are fully and unconditionally guaranteed on a joint and several basis by the Company and certain of Company’s wholly owned subsidiaries. The non-guarantor information presented represents our Australian, Canadian and Mexican subsidiaries.

The following financial information presents condensed consolidating statements of comprehensive income, balance sheets, and cash flows for Hillman Group, all guarantor subsidiaries, all non-guarantor subsidiaries and the eliminations necessary to provide the consolidated results for Hillman Companies and subsidiaries. For purposes of this presentation, we have accounted for investments in our subsidiaries using the equity method of accounting. The principal consolidating adjustments eliminate investment in subsidiary and intercompany balances and transactions.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

16.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Statements of Comprehensive Income (Unaudited)

For the three months ended June 30, 2012

(Amounts in thousands)

	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust- ments	Consolidated
Net sales	$—	$136,588	$5,115	$5,538	$—	$147,241
Cost of sales	—	65,656	3,827	3,455	12	72,950
Selling, general and administrative expenses	(26)	44,430	940	1,830	—	47,174
Acquisition and integration expense	—	312	—	—	—	312
Depreciation	—	5,571	28	19	—	5,618
Amortization	4,514	817	—	98	—	5,429
Intercompany administrative (income) expense	—	(86)	—	87	(1)	—
Other (income) expense, net	26	420	(1)	371	1	817

Income (loss) from operations	(4,514)	19,468	321	(322)	(12)	14,941
Intercompany interest (income) expense	(3,058)	3,058	—	—	—	—
Interest expense, net	(86)	10,311	—	—	—	10,225
Interest expense on junior subordinated debentures	3,153	—	—	—	—	3,153
Investment income on trust common securities	(94)	—	—	—	—	(94)

Income (loss) before equity in subsidiaries’ income	(4,429)	6,099	321	(322)	(12)	1,657
Equity in subsidiaries’ income (loss)	5,654	(102)	—	—	(5,552)	—

Income (loss) before income taxes	1,225	5,997	321	(322)	(5,564)	1,657
Income tax provision (benefit)	157	343	160	(59)	—	601

Net income (loss)	$1,068	$5,654	$161	$(263)	$(5,564)	$1,056

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	(748)	—	(748)

Total comprehensive income (loss)	$1,068	$5,654	$161	$(1,011)	$(5,564)	$308

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

16.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Statements of Comprehensive Income (Unaudited)

For the three months ended June 30, 2011

(Amounts in thousands)

	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust- ments	Consolidated
Net sales	$—	$118,841	$12,003	$4,552	$—	$135,396
Cost of sales	—	58,041	5,623	2,552	9	66,225
Selling, general and administrative expenses	26	37,658	2,766	1,471	—	41,921
Acquisition and integration expense	—	396	—	94	—	490
Depreciation	—	4,658	1,126	18	—	5,802
Amortization	4,609	120	607	—	—	5,336
Intercompany administrative (income) expense	—	(60)	—	60	—	—
Other (income) expense, net	(26)	35	—	(82)	—	(73)

Income (loss) from operations	(4,609)	17,993	1,881	439	(9)	15,695
Intercompany interest (income) expense	(3,058)	3,058	—	—	—	—
Interest expense, net	(107)	11,556	(1)	—	—	11,448
Interest expense on junior subordinated debentures	3,153	—	—	—	—	3,153
Investment income on trust common securities	(94)	—	—	—	—	(94)

Income (loss) before equity in subsidiaries’ income	(4,503)	3,379	1,882	439	(9)	1,188
Equity in subsidiaries’ income (loss)	5,014	1,635	—	—	(6,649)	—

Income (loss) before income taxes	511	5,014	1,882	439	(6,658)	1,188
Income tax provision (benefit)	1,370	—	531	155	—	2,056

Net income (loss)	$(859)	$5,014	$1,351	$284	$(6,658)	$(868)

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	19	—	19
Change in derivative security value	—	643	—	—	—	643

Total comprehensive income (loss)	$(859)	$5,657	$1,351	$303	$(6,658)	$(206)

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

16.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Statements of Comprehensive Income (Unaudited)

For the six months ended June 30, 2012

(Amounts in thousands)

	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust- ments	Consolidated
Net sales	$—	$256,349	$9,624	$9,641	$—	$275,614
Cost of sales	—	123,285	7,356	5,873	25	136,539
Selling, general and administrative expenses	168	86,500	1,806	3,620	—	92,094
Acquisition and integration expense	—	464	—	—	—	464
Depreciation	—	11,416	50	41	—	11,507
Amortization	9,029	1,673	—	198	—	10,900
Intercompany administrative (income) expense	—	(173)	—	173	—	—
Other (income) expense, net	(168)	473	(1)	30	—	334

Income (loss) from operations	(9,029)	32,711	413	(294)	(25)	23,776
Intercompany interest (income) expense	(6,116)	6,116	—	—	—	—
Interest expense, net	(192)	20,519	—	—	—	20,327
Interest expense on junior subordinated debentures	6,305	—	—	—	—	6,305
Investment income on trust common securities	(189)	—	—	—	—	(189)

Income (loss) before equity in subsidiaries’ income	(8,837)	6,076	413	(294)	(25)	(2,667)
Equity in subsidiaries’ income (loss)	5,210	(60)	—	—	(5,150)	—

Income (loss) before income taxes	(3,627)	6,016	413	(294)	(5,175)	(2,667)
Income tax provision (benefit)	(2,121)	806	198	(19)	—	(1,136)

Net income (loss)	$(1,506)	$5,210	$215	$(275)	$(5,175)	$(1,531)

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	489	—	489

Total comprehensive income (loss)	$(1,506)	$5,210	$215	$214	$(5,175)	$(1,042)

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

16.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Statements of Comprehensive Income (Unaudited)

For the six months ended June 30, 2011

(Amounts in thousands)

	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust- ments	Consolidated

Net sales	$—	$218,310	$19,879	$8,501	$—	$246,690
Cost of sales	—	107,562	9,594	4,769	(44)	121,881
Selling, general and administrative expenses	132	75,060	5,975	3,200	—	84,367
Acquisition and integration expense	—	1,646	—	134	—	1,780
Depreciation	—	8,882	1,323	36	—	10,241
Amortization	9,217	120	740	—	—	10,077
Intercompany administrative (income) expense	—	(120)	—	120	—	—
Other (income) expense, net	(132)	82	2	(390)	—	(438)

Income (loss) from operations	(9,217)	25,078	2,245	632	44	18,782
Intercompany interest (income) expense	(6,116)	6,116	—	—	—	—
Interest expense, net	(213)	20,739	(1)	—	—	20,525
Interest expense on junior subordinated debentures	6,305	—	—	—	—	6,305
Investment income on trust common securities	(189)	—	—	—	—	(189)

Income (loss) before equity in subsidiaries’ income	(9,004)	(1,777)	2,246	632	44	(7,859)
Equity in subsidiaries’ income (loss)	138	1,915	—	—	(2,053)	—

Income (loss) before income taxes	(8,866)	138	2,246	632	(2,009)	(7,859)
Income tax provision (benefit)	(3,072)	—	707	256	—	(2,109)

Net income (loss)	$(5,794)	$138	$1,539	$376	$(2,009)	$(5,750)

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	42	—	42
Change in derivative security value	—	624	—	—	—	624

Total comprehensive income (loss)	$(5,794)	$762	$1,539	$418	$(2,009)	$(5,084)

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

16.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Balance Sheet (Unaudited)

As of June 30, 2012

(Amounts in thousands)

	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust- ments	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$1	$7,495	$803	$1,766	$—	$10,065
Restricted investments	762	—	—	—	—	762
Accounts receivable	—	79,858	5,980	(8,185)	—	77,653
Inventories	—	106,798	5,464	4,142	(285)	116,119
Deferred income taxes	7,578	1,759	605	221	(764)	9,399
Other current assets	—	3,968	228	2,238	—	6,434

Total current assets	8,341	199,878	13,080	182	(1,049)	220,432
Intercompany notes receivable	105,446	—	—	—	(105,446)	—
Intercompany interest receivable	6,116	—	—	—	(6,116)	—
Investments in subsidiaries	(638,994)	91,379	—	—	547,615	—
Property and equipment	—	64,855	172	331	—	65,358
Goodwill	419,752	26,602	58	11,207	280	457,899
Other intangibles	320,862	45,981	250	8,456	—	375,549
Restricted investments	3,098	—	—	—	—	3,098
Deferred income taxes	27,015	(374)	(297)	693	(27,037)	—
Deferred financing fees	—	11,757	—	—	—	11,757
Investment in trust common securities	3,261	—	—	—	—	3,261
Other assets	—	1,951	25	782	—	2,758

Total assets	$254,897	$442,029	$13,288	$21,651	$408,247	$1,140,112

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$38,617	$1,726	$374	$—	$40,717
Current portion of senior term loans	—	3,200	—	—	—	3,200
Current portion of capitalized lease and other obligations	—	40	—	—	—	40
Interest payable on junior subordinated debentures	1,019	—	—	—	—	1,019
Accrued expenses:
Salaries and wages	—	5,590	141	179	—	5,910
Pricing allowances	—	5,546	—	761	—	6,307
Income and other taxes	(395)	2,215	86	438	—	2,344
Interest	—	2,228	—	—	—	2,228
Deferred compensation	762	—	—	—	—	762
Other accrued expenses	—	9,765	40	448	—	10,253

Total current liabilities	1,386	67,201	1,993	2,200	—	72,780

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

16.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Balance Sheet (Unaudited)

As of June 30, 2012

(Amounts in thousands)

	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust- ments	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY (CONTINUED)
Intercompany debt payable	—	105,446	—	—	(105,446)	—
Intercompany interest payable	—	6,116	—	—	(6,116)	—
Long term senior term loans	—	309,136	—	—	—	309,136
Bank revolving credit	—	19,000	—	—	—	19,000
Long term portion of capitalized leases	—	110	—	—	—	110
Long term senior notes	—	203,998	—	—	—	203,998
Junior subordinated debentures	115,219	—	—	—	—	115,219
Deferred compensation	3,098	—	—	—	—	3,098
Deferred income taxes, net	145,486	448	199	3,348	(27,801)	121,680
Other non-current liabilities	—	5,339	—	—	—	5,339

Total liabilities	265,189	716,794	2,192	5,548	(139,363)	850,360

Common stock with put options:
Common stock, $.01 par, 5,000 shares authorized, 198.3 issued and outstanding at June 30, 2012	12,247	—	—	—	—	12,247
Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock:
Preferred stock, $.01 par, 5,000 shares authorized, none issued and outstanding at June 30, 2012	—	—	—	—	—	—
Common Stock:
Common stock, $.01 par, 5,000 shares authorized, 4,801.7 issued and outstanding at June 30, 2012	—	—	50	—	(50)	—
Additional paid-in capital	117,221	(68,624)	10,306	16,437	221,204	296,544
Accumulated deficit	(139,760)	(206,141)	740	(162)	325,975	(19,348)
Accumulated other comprehensive loss	—	—	—	(172)	481	309

Total stockholders’ equity	(22,539)	(274,765)	11,096	16,103	547,610	277,505

Total liabilities and stockholders’ equity	$254,897	$442,029	$13,288	$21,651	$408,247	$1,140,112

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

16.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Balance Sheet (Unaudited)

As of December 31, 2011

(Amounts in thousands)

	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust- ments	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$1	$8,852	$547	$2,627	$—	$12,027
Restricted investments	364	—	—	—	—	364
Accounts receivable	—	59,429	1,273	2,863	—	63,565
Inventories	—	95,757	5,117	3,361	(260)	103,975
Deferred income taxes	8,176	1,676	587	211	(742)	9,908
Other current assets	—	10,620	3,976	(8,950)	—	5,646

Total current assets	8,541	176,334	11,500	112	(1,002)	195,485
Intercompany notes receivable	105,446	—	—	—	(105,446)	—
Investments in subsidiaries	(628,481)	91,378	—	—	537,103	—
Property and equipment	—	65,897	174	271	—	66,342
Goodwill	419,752	26,409	58	10,944	280	457,443
Other intangibles	329,891	47,655	250	8,406	—	386,202
Restricted investments	3,390	—	—	—	—	3,390
Deferred income taxes	28,200	321	(108)	561	(28,974)	—
Deferred financing fees	—	13,055	—	—	—	13,055
Investment in trust common securities	3,261	—	—	—	—	3,261
Other assets	—	1,676	25	972	—	2,673

Total assets	$270,000	$422,725	$11,899	$21,266	$401,961	$1,127,851

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$29,997	$655	$621	$—	$31,273
Current portion of senior term loans	—	3,200	—	—	—	3,200
Current portion of capitalized lease and other obligations	—	31	—	—	—	31
Additional acquisition consideration	—	12,387	—	—	—	12,387
Accrued expenses:
Salaries and wages	—	5,303	110	215	—	5,628
Pricing allowances	—	5,291	—	437	—	5,728
Income and other taxes	(549)	2,342	15	445	—	2,253
Interest	—	2,203	—	—	—	2,203
Deferred compensation	364	—	—	—	—	364
Other accrued expenses	—	8,762	39	406	—	9,207

Total current liabilities	(185)	69,516	819	2,124	—	72,274

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

16.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Balance Sheet (Unaudited)

As of December 31, 2011

(Amounts in thousands)

	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust- ments	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY(CONTINUED)
Intercompany debt payable	—	105,446	—	—	(105,446)	—
Long term senior term loans	—	310,550	—	—	—	310,550
Long term portion of capitalized lease and other obligations	—	103	—	—	—	103
Long term senior notes	—	204,248	—	—	—	204,248
Junior subordinated debentures	115,411	—	—	—	—	115,411
Deferred compensation	3,390	—	—	—	—	3,390
Deferred income taxes, net	149,704	448	199	3,253	(29,716)	123,888
Other non-current liabilities	—	7,193	—	—	—	7,193

Total liabilities	268,320	697,504	1,018	5,377	(135,162)	837,057

Common stock with put options:
Common stock, $.01 par, 5,000 shares authorized, 198.4 issued and outstanding at December 31, 2011	12,247	—	—	—	—	12,247
Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock:
Preferred stock, $.01 par, 5,000 shares authorized, none issued and outstanding at December 31, 2011	—	—	—	—	—	—
Common Stock:
Common stock, $.01 par, 5,000 shares authorized, 4,801.6 issued and outstanding at December 31, 2011	—	—	50	—	(50)	—
Additional paid-in capital	117,221	(68,624)	10,306	16,437	221,204	296,544
Accumulated deficit	(127,788)	(206,155)	525	113	315,488	(17,817)
Accumulated other comprehensive loss	—	—	—	(661)	481	(180)

Total stockholders’ equity	(10,567)	(274,779)	10,881	15,889	537,123	278,547

Total liabilities and stockholders’ equity	$270,000	$422,725	$11,899	$21,266	$401,961	$1,127,851

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

16.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Statement of Cash Flows (Unaudited)

For the six months ended June 30, 2012

(Amounts in thousands)

	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust- ments	Consolidated
Cash flows from operating activities:
Net income (loss)	$(6,716)	$5,270	$215	$(275)	$(25)	$(1,531)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	9,029	13,089	50	239	—	22,407
Dispositions of property and equipment	—	3	—	—	—	3
Deferred income tax provision (benefit)	(2,435)	749	171	(47)	—	(1,562)
Deferred financing and original issue discount amortization	(192)	1,234	—	—	—	1,042
Other non-cash interest and change in value of interest rate swap	—	(372)	—	—	—	(372)
Changes in operating items:
Accounts receivable	—	(11,126)	(690)	(2,222)	—	(14,038)
Inventories	—	(11,444)	(347)	(781)	25	(12,547)
Other assets	—	(2,876)	(269)	2,272	—	(873)
Accounts payable	—	8,620	1,071	(247)	—	9,444
Interest payable on junior subordinated debentures	1,019	—	—	—	—	1,019
Other accrued liabilities	154	7,559	103	323	(6,116)	2,023
Other items, net	(859)	(6,716)	—	(21)	6,116	(1,480)

Net cash provided by (used for) operating activities	—	3,990	304	(759)	—	3,535

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	—	3	—	—	3
Capital expenditures	—	(10,376)	(51)	(102)	—	(10,529)

Net cash used for investing activities	—	(10,376)	(48)	(102)	—	(10,526)

Cash flows from financing activities:
Repayments of senior term loans	—	(1,600)	—	—	—	(1,600)
Borrowings of revolving credit loans	—	19,000	—	—	—	19,000
Payment of additional acquisition consideration	—	(12,387)	—	—	—	(12,387)
Borrowings of capitalized lease obligations	—	33	—	—	—	33
Principal payments under capitalized lease obligations	—	(17)	—	—	—	(17)

Net cash provided by financing activities	—	5,029	—	—	—	5,029

Net (decrease) increase in cash and cash equivalents	—	(1,357)	256	(861)	—	(1,962)
Cash and cash equivalents at beginning of period	1	8,852	547	2,627	—	12,027

Cash and cash equivalents at end of period	$1	$7,495	$803	$1,766	$—	$10,065

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

16.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Statement of Cash Flows (Unaudited)

For the six months ended June 30, 2011

(Amounts in thousands)

	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust- ments	Consolidated
Cash flows from operating activities:
Net income (loss)	$(5,932)	$(1,777)	$1,539	$376	$44	$(5,750)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	9,217	9,002	2,063	36	—	20,318
Dispositions of property and equipment	—	42	3	—	—	45
Deferred income tax provision (benefit)	(3,372)	392	732	(40)	—	(2,288)
Deferred financing and original issue discount amortization	(213)	1,196	—	—	—	983
Other non-cash interest and change in value of interest rate swap	—	1,204	—	—	—	1,204
Changes in operating items:
Accounts receivable	—	(14,425)	17	(1,896)	—	(16,304)
Inventories	—	(3,386)	230	(943)	(44)	(4,143)
Other assets	—	(584)	(3,192)	1,756	—	(2,020)
Accounts payable	—	1,196	(104)	(34)	—	1,058
Other accrued liabilities	80	4,887	(1,119)	659	(6,116)	(1,609)
Other items, net	220	(5,926)	489	33	6,116	932

Net cash provided by (used for) operating activities	—	(8,179)	658	(53)	—	(7,574)

Cash flows from investing activities:
TagWorks acquisition	—	(40,359)	—	—	—	(40,359)
Capital expenditures	—	(8,201)	(319)	(76)	—	(8,596)

Net cash used for investing activities	—	(48,560)	(319)	(76)	—	(48,955)

Cash flows from financing activities:
Repayments of senior term loans	—	(1,450)	—	—	—	(1,450)
Borrowings of revolving credit loans	—	9,444	—	—	—	9,444
Repayments of revolving credit loans	—	(8,000)	—	—	—	(8,000)
Principal payments under capitalized lease obligations	—	(15)	—	—	—	(15)
Borrowings of senior notes	—	50,000	—	—	—	50,000
Premium on senior notes	—	4,625	—	—	—	4,625
Financing fees, net	—	(2,622)	—	—	—	(2,622)

Net cash (used for) provided by financing activities	—	51,982	—	—	—	51,982

Net (decrease) increase in cash and cash equivalents	—	(4,757)	339	(129)	—	(4,547)
Cash and cash equivalents at beginning of period	1	5,166	1,119	1,299	—	7,585

Cash and cash equivalents at end of period	$1	$409	$1,458	$1,170	$—	$3,038

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

Effective April 18, 2011, the Company completed an amendment to the credit agreement governing its Senior Facilities. The Senior Facilities amendment eliminated the total leverage and interest coverage covenants and reduced the secured leverage covenant to 4.75x with no future step downs. The term loan pricing was modified to reduce the Eurodollar Margin and the Base Rate Margin by 25 basis points and reduce the floor on Eurodollar and Base Rate Loans by an additional 25 basis points. In connection with the amendment to the credit agreement, the Company incurred loan discount costs of $1.25 million. As the modification of the Senior Facilities agreement was not substantial, the unamortized loan discount and debt issuance costs will be amortized over the term of the amended Senior Facilities. The Company was in compliance with all provisions and covenants of the amended Senior Facilities as of June 30, 2012.

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

Acquisitions

On December 29, 2010, the Hillman Group entered into a Stock Purchase Agreement by and among Serv-A-Lite Products, Inc. (“Servalite”), Thomas Rowe, Mary Jennifer Rowe, and the Hillman Group, whereby the Hillman Group acquired all of the equity interest of Servalite. The aggregate purchase price was $21.5 million paid in cash at closing. Servalite has a broad offering of fasteners and “hard to find” parts which are sold primarily into the retail hardware market. Servalite’s breadth of product in specialty fasteners and electrical parts strengthens Hillman’s position of providing value-added products and services to hardware retailers. On March 31, 2011, Servalite was merged with and into Hillman Group, with Hillman Group as the surviving entity.

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

The closing of the TagWorks Acquisition occurred concurrently with the closing of the $50.0 million offering of Hillman Group’s 10.875% Senior Notes on March 16, 2011. Effective December 31, 2011, TagWorks was merged with and into Hillman Group, with Hillman Group as the surviving entity.

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

Results of Operations

The following analysis of results of operations includes a brief discussion of the factors that affected the Company’s operating results and a comparative analysis of the periods for the three months ended June 30, 2012 and 2011.

(dollars in thousands)	Three Months Ended June 30, 2012 Amount	% of Total	Three Months Ended June 30, 2011 Amount	% of Total
Net sales	$147,241	100.0%	$135,396	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	72,950	49.5%	66,225	48.9%
Selling	23,168	15.7%	21,213	15.7%
Warehouse & delivery	15,035	10.2%	14,049	10.4%
General & administrative	8,971	6.1%	6,659	4.9%
Acquisition and integration expenses (a)	312	0.2%	490	0.4%
Depreciation	5,618	3.8%	5,802	4.3%
Amortization	5,429	3.7%	5,336	3.9%
Other (income) expense	817	0.6%	(73)	-0.1%

Income from operations	14,941	10.1%	15,695	11.6%
Interest expense, net	10,225	6.9%	11,448	8.5%
Interest expense on junior subordinated notes	3,153	2.1%	3,153	2.3%
Investment income on trust common securities	(94)	-0.1%	(94)	-0.1%

Income before income taxes	1,657	1.1%	1,188	0.9%
Income tax provision	601	0.4%	2,056	1.5%

Net income (loss)	$1,056	0.7%	$(868)	-0.6%

(a)	Represents charges for investment banking, legal and other professional fees incurred in connection with the Merger Transaction, Servalite Acquisition, TagWorks Acquisition, Ook Acquisition and the start-up of operations for Hillman Australia.

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

The Company is sensitive to inflation or deflation present in the economies of the United States and foreign suppliers located primarily in Taiwan and China. The national and international economic difficulties of 2008 and 2009 began a reversal of the trend of rising costs for our products and commodities used in the manufacture of our products, including a decrease in the cost of oil and diesel fuel. Throughout most of 2010 and 2011, the Company saw an end to decreasing costs and, in certain instances, moderate increases in the costs for our products and the most critical commodities used in the manufacture of our products. Additionally, unfavorable exchange rate fluctuations have increased the costs for many of our products. The Company took pricing action in 2011 and 2012 in an attempt to offset a portion of the product cost increases. While inflation and resulting cost increases over a period of years would result in significant increases in inventory costs and operating expenses, the opposite is true when exposed to a prolonged period of cost decreases. The ability of the Company’s operating divisions to institute price increases and seek price concessions, as appropriate, is dependent on competitive market conditions.

The Three Months Ended June 30, 2012 vs the Three Months Ended June 30, 2011

Revenues

Net sales for the three months ended June 30, 2012 were $147.2 million compared to net sales for the three months ended June 30, 2011 of $135.4 million. The increase in revenue of $11.8 million was primarily attributable to the newly acquired Ook business which contributed approximately $3.6 million in incremental net sales to the second quarter of 2012. An improvement in retail activity and new product penetration together with pricing actions taken in the first quarter of 2012 resulted in further revenue improvement over the prior year in our Franchise and Independent hardware accounts, Regional accounts and the All Points division.

Expenses

Operating expenses were substantially more for the three months ended June 30, 2012 than the three months ended June 30, 2011. The primary reason for the increase in operating expenses was the inclusion of the newly acquired Ook business in the second quarter of 2012. The following changes in underlying trends impacted the change in operating expenses:

•

The Company’s cost of sales expense was $73.0 million, or 49.5% of net sales in the three months ended June 30, 2012 compared to $66.2 million, or 48.9% of net sales in the three months ended June 30, 2011. The cost of sales percentage in the 2012 period was higher than comparable 2011 period as a result of unfavorable changes in product cost and sales mix.

•

Selling expense was $23.2 million, or 15.7% of net sales in the three months ended June 30, 2012 compared to $21.2 million, or 15.7% of net sales in the three months June 30, 2011. The higher sales volume in the 2012 period resulted in higher variable service cost than the prior year period. The selling expense was comparable to the prior year period when expressed as a percentage of sales.

•

Warehouse and delivery expense was $15.0 million, or 10.2% of net sales, in the second quarter of 2012 compared to $14.0 million, or 10.4% of net sales in the second quarter of 2011. The higher sales volume in the 2012 period resulted in higher overall costs for warehouse labor and freight used to process and deliver customer orders. However, as a result of operating efficiencies, these costs decreased from the prior year when expressed as a percentage of net sales.

•

G&A expenses were $9.0 million in the second quarter of 2012 compared to $6.7 million in the second quarter of 2011. The increase in G&A expenses was primarily the result of higher legal expense on pending patent infringement and antitrust cases together with higher salaries and benefit costs from the newly acquired TagWorks and Ook businesses.

•

Amortization expense was $5.4 million in the second quarter of 2012 compared to $5.3 million in the second quarter of 2011. The higher amount of amortization expense for the 2012 period was due to the increase in intangible assets, subject to amortization, acquired as a result of the Ook Acquisition.

•

Interest expense, net, was $10.2 million in the second quarter of 2012 compared to $11.4 million in the second quarter of 2011. The decrease in interest expense was primarily the result of a one-time $1.5 million interest expense in 2011 for de-designating the interest rate swap.

The following analysis of results of operations includes a brief discussion of the factors that affected the Company’s operating results and a comparative analysis of the periods for the six months ended June 30, 2012 and 2011.

(dollars in thousands)	Six Months Ended June 30, 2012 Amount	% of Total	Six Months Ended June 30, 2011 Amount	% of Total
Net sales	$275,614	100.0%	$246,690	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	136,539	49.5%	121,881	49.4%
Selling	46,188	16.8%	43,116	17.5%
Warehouse & delivery	28,951	10.5%	27,084	11.0%
General & administrative	16,955	6.2%	14,167	5.7%
Acquisition and integration expenses (a)	464	0.2%	1,780	0.7%
Depreciation	11,507	4.2%	10,241	4.2%
Amortization	10,900	4.0%	10,077	4.1%
Other (income) expense	334	0.1%	(438)	-0.2%

Income from operations	23,776	8.6%	18,782	7.6%
Interest expense, net	20,327	7.4%	20,525	8.3%
Interest expense on junior subordinated notes	6,305	2.3%	6,305	2.6%
Investment income on trust common securities	(189)	-0.1%	(189)	-0.1%

Loss before income taxes	(2,667)	-1.0%	(7,859)	-3.2%
Income tax benefit	(1,136)	-0.4%	(2,109)	-0.9%

Net loss	$(1,531)	-0.6%	$(5,750)	-2.3%

(a)	Represents charges for investment banking, legal and other professional fees incurred in connection with the Merger Transaction, Servalite Acquisition, TagWorks Acquisition, Ook Acquisition and the start-up of operations for Hillman Australia.

The Six Months Ended June 30, 2012 vs the Six Months Ended June 30, 2011

Revenues

Net sales for the six months ended June 30, 2012 were $275.6 million compared to net sales for the six months ended June 30, 2011 of $246.7 million. The increase in revenue of $28.9 million was primarily attributable to the newly acquired TagWorks and Ook businesses which contributed approximately $10.9 million in incremental net sales to the first half of 2012. An improvement in retail activity and pricing actions taken in the first half of 2012 resulted in further revenue improvement over the prior year in our Franchise and Independent hardware accounts, Regional accounts and the All Points division.

Expenses

Operating expenses were substantially more for the six months ended June 30, 2012 than the six months ended June 30, 2011. The primary reason for the increase in operating expenses was the inclusion of the newly acquired Ook business in the first half of 2012. In addition, the TagWorks business was acquired in March 2011 and therefore it contributed approximately three months of operating expenses to 2011 and six months of operating expenses to 2012. The following changes in underlying trends impacted the change in operating expenses:

•

The Company’s cost of sales expense was $136.5 million, or 49.5% of net sales in the six months ended June 30, 2012 compared to $121.9 million, or 49.4% of net sales in the six months ended June 30, 2011. The cost of sales percentage was comparable for the two periods as unfavorable changes in product cost and sales mix have been offset by pricing actions.

•

Selling expense was $46.2 million, or 16.8% of net sales in the six months ended June 30, 2012 compared to $43.1 million, or 17.5% of net sales in the six months ended June 30, 2011. The TagWorks Acquisition and Ook Acquisition contributed to the higher sales volume in the 2012 period which resulted in higher variable service cost than the prior year period. The selling expense was less than the prior year period when expressed as a percentage of sales.

•

Warehouse and delivery expense was $28.9 million, or 10.5% of net sales, in the first half of 2012 compared to $27.1 million, or 11.0% of net sales in the first half of 2011. The higher sales volume in the 2012 period resulted in higher overall costs for warehouse labor and freight used to process and deliver customer orders. However, as a result of operating efficiencies, these costs decreased from the prior year when expressed as a percentage of net sales.

•

G&A expenses were $17.0 million in the first half of 2012 compared to $14.2 million in the first half of 2011. The increase in G&A expenses in the first half of 2012 was primarily the result of an increase in legal expense together with higher salaries and benefit costs from the newly acquired TagWorks and Ook business.

•

Acquisition and integration expenses for the Ook Acquisition were $0.5 million in the first half of 2012 compared to $1.8 million in the first half of 2011 in connection with the Merger Transaction, the Servalite Acquisition, the TagWorks Acquisition and the start-up of operations for Hillman Australia.

•

Depreciation expense was $11.5 million in the first half of 2012 compared to $10.2 million in the first half of 2011. The increase in depreciation of $1.3 million was primarily attributable to the increase in fixed assets subject to depreciation acquired in the TagWorks Acquisition.

•

Amortization expense was $10.9 million in the first half of 2012 compared to $10.1 million in the first half of 2011. The higher amount of amortization expense for the 2012 period was due to the increase in intangible assets, subject to amortization, acquired as a result of the TagWorks Acquisition and Ook Acquisition.

•

Interest expense, net, was $20.3 million in the first half of 2012 compared to $20.5 million in the first half of 2011. The decrease in interest expense was primarily the result of a one-time $1.5 million interest expense in 2011 for de-designating the interest rate swap which was partially offset by an increase in 2012 interest expense for the $50 million in 10.875% Senior Notes which were used in the 2011 for the TagWorks Acquisition and other corporate purposes.

Income Taxes

In the six month period ended June 30, 2012, the Company recorded an income tax benefit of $1.1 million on a pre-tax loss of $2.7 million. In the three month period ended June 30, 2012, the Company recorded an income tax provision of $0.6 million on pre-tax income of $1.7 million. The effective income tax rates were 42.6% and 36.3% for the six and three month periods ended June 30, 2012 respectively.

In the six month period ended June 30, 2011, the Company recorded an income tax benefit of $2.1 million on a pre-tax loss of $7.9 million. In the three month period ended June 30, 2011, the Company recorded an income tax provision of $2.1 million on pre-tax income of $1.2 million. The effective income tax rates were 26.8% and 173.1% for the six month and three month periods ended June 30, 2011, respectively.

The difference between the effective income tax rate and the federal statutory rate in the six month and three month periods ended June 30, 2012 was affected by a valuation reserve recorded to offset the deferred tax assets of a foreign subsidiary. The effective income tax rate in the three month period ended June 30, 2012 was also affected by the change, in the second quarter, of the estimated annual effective tax rate used to compute the interim tax provision, as required by ASC 740-270, the accounting guidance established for computing income taxes in interim periods. The net effect of the change was recorded in the current period, as required by the accounting standard. The remaining differences between the effective income tax rate and the federal statutory rate in the six month and three month periods ended June 30, 2012 was primarily due to state and foreign income taxes.

In the six month and three month periods ended June 30, 2011, the effective income tax rate differed from the federal statutory rate primarily due to a current period charge caused by the effect of changes in certain state income tax rates on the company’s deferred tax assets and liabilities. The effective income tax rate in the three month period ended June 30, 2011 was also affected by the change in the second quarter of the estimated annual effective tax rate used to compute the interim tax provision as required by ASC 740-270, the accounting guidance established for computing income taxes in interim periods. The net effect of the change was recorded in the current period, as required by the accounting standard. The remaining differences between the effective income tax rate and the federal statutory rate in the six month and three month periods ended June 30, 2011 was primarily due to state and foreign income taxes.

Liquidity and Capital Resources

Cash Flows

The statements of cash flows reflect the changes in cash and cash equivalents for the six months ended June 30, 2012 and the six months ended June 30, 2011 by classifying transactions into three major categories: operating, investing and financing activities.

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2012 of $3.5 million was the result of the net loss adjusted for non-cash items of $20.0 million for depreciation, amortization, deferred taxes, deferred financing and non-cash interest which was offset by cash related adjustments of $16.5 million for routine operating activities represented by changes in accounts receivable, inventories, accounts payable, accrued liabilities and other assets. In the first six months of 2012, routine operating activities used cash through an increase in accounts receivable of $14.0 million, an increase in inventories of $12.5 million, an increase in other assets of $0.9 million and other of $1.5 million. This was partially offset by an increase in accounts payable of $9.4 million, an increase in other accrued liabilities of $2.0 million and an increase of $1.0 million in interest payable on the junior subordinated debentures. The Company typically experiences operating cash outflows in the first two fiscal quarters of the year when selling volume, accounts receivable and inventory levels increase as the Company moves into the stronger selling periods of the spring and summer. In the first six months of 2012, the increase in accounts payable and non-cash items such as depreciation and amortization were instrumental in providing an operating cash inflow for the period.

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

Investing Activities

Net cash used for investing activities was $10.5 million for the six months ended June 30, 2012. Capital expenditures for the six months totaled $10.5 million, consisting of $5.2 million for key duplicating machines, $3.2 million for engraving machines, $1.9 million for computer software and equipment and $0.2 million for machinery and equipment.

Net cash used for investing activities was $49.0 million for the six months ended June 30, 2011. The Company used $40.4 million for the TagWorks Acquisition. Capital expenditures for the six months totaled $8.6 million, consisting of $4.7 million for key duplicating machines, $2.2 million for engraving machines, $1.3 million for computer software and equipment and $0.4 million for machinery and equipment.

Financing Activities

Net cash provided by financing activities was $5.0 million for the six months ended June 30, 2012. The net cash provided by financing activities was primarily related to the borrowing of $19.0 million on the revolving credit facility. The Company used cash to pay $12.4 million of additional acquisition consideration and $1.6 million in principal payments on the senior term loans under the Senior Facilities.

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

The Company’s working capital (current assets minus current liabilities) position of $147.6 million as of June 30, 2012, represents an increase of $24.4 million from the December 31, 2011 level of $123.2 million as follows:

(dollars in thousands)

Amount
Decrease in cash and cash equivalents	$(1,962)
Increase in accounts receivable, net	14,088
Increase in inventories, net	12,144
Increase in other current assets	1,186
Decrease in deferred taxes	(509)
Increase in accounts payable	(9,444)
Increase in current portion of capital lease & other obligations	(9)
Increase in interest payable on junior subordinated debentures	(1,019)
Decrease in additional acquisition consideration	12,387
Increase in accrued salaries and wages	(282)
Increase in accrued pricing allowances	(579)
Increase in accrued income and other taxes	(91)
Increase in accrued interest	(25)
Increase in other accrued liabilities	(1,444)

Net increase in working capital for the six months ended June 30, 2012	$24,441

The increase in the Company’s working capital as of June 30, 2012 was primarily the result of the increase in accounts receivables and inventory and the decrease in additional acquisition consideration which were partially offset by the increase in accounts payable and decrease in cash.

Contractual Obligations

The Company’s contractual obligations in thousands of dollars as of June 30, 2012:

		Payments Due
Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Junior Subordinated Debentures (1)	$115,219	$—	$—	$—	$115,219
Interest on Jr Subordinated Debentures	186,538	12,232	24,464	24,464	125,378
Senior Term Loans	313,975	3,200	6,400	304,375	—
Bank Revolving Credit Facility	19,000	—	—	19,000	—
10.875% Senior Notes	200,000	—	—	—	200,000
KeyWorks License Agreement	3,485	458	868	807	1,352
Interest Payments (2)	189,893	37,431	74,430	57,593	20,439
Operating Leases	35,134	7,332	7,491	5,126	15,185
Deferred Compensation Obligations	3,860	762	1,524	1,524	50
Capital Lease Obligations	166	47	80	39	—
Purchase Obligations	350	350	—	—	—
Other Obligations	2,630	1,845	628	157	—
Uncertain Tax Position Liabilities	4,440	1,438	—	—	3,002

Total Contractual Cash Obligations (3)	$1,074,690	$65,095	$115,885	$413,085	$480,625

(1)	The junior subordinated debentures liquidation value is approximately $108,704.
(2)	Interest payments for borrowings under the Senior Facilities and with regard to the 10.875% Senior Notes. Interest payments on the variable rate senior term loans were calculated using the actual interest rate of 5.00% as of June 30, 2012, excluding possible impact of 2010 Swap. Interest payments on the 10.875% Senior Notes were calculated at their fixed rate.
(3)	All of the contractual obligations noted above are reflected on the Company’s condensed consolidated balance sheet as of June 30, 2012 except for the interest payments, purchase obligations and operating leases.

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

As of June 30, 2012, the Company had no material purchase commitments for capital expenditures.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Borrowings

As of June 30, 2012, the Company had $5.9 million available under the Senior Facilities. The Company had approximately $333.1 million of outstanding debt under its Senior Facilities at June 30, 2012, consisting of $314.0 million in a term loan, $19.0 million in Revolver borrowings and $0.1 million in capitalized lease obligations. The term loan consisted of a $314.0 million Term B-2 Loan at an interest rate of 5.0%. The Revolver borrowings consisted of $16.0 million at an interest rate of 5.5% and $3.0 million at an interest rate of 6.0%. The capitalized lease obligations were at various interest rates.

At June 30, 2012 and December 31, 2011, the Company borrowings were as follows:

	June 30, 2012			December 31, 2011
(dollars in thousands)	Facility Amount	Outstanding Amount	Interest Rate	Facility Amount	Outstanding Amount	Interest Rate
Term B-2 Loan		$313,975	5.00%		$315,575	5.00%
Revolving credit facility	$30,000	19,000	5.5-6.0%	$30,000	—	5.50%
Capital leases & other obligations		150	various		134	various

Total secured credit		333,125			315,709
10.875% Senior notes		200,000	10.875%		200,000	10.875%

Total borrowings		$533,125			$515,709

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

Concurrently with the consummation of the Merger Transaction, Hillman Group issued $150.0 million aggregate principal amount of its 10.875% Senior Notes due 2018. On March 16, 2011, Hillman Group completed an offering of $50.0 million aggregate principal amount of its 10.875% Senior Notes due 2018. Hillman Group received a premium of $4.6 million on the $50.0 million note offering and used the net proceeds to fund the TagWorks Acquisition, to repay a portion of indebtedness under its revolving credit facility and to pay related fees, expenses and other related payments. The 10.875% Senior Notes are guaranteed by Hillman Companies, Hillman Investment Company and all of the domestic subsidiaries of Hillman Group. Hillman Group pays interest on the 10.875% Senior Notes semi-annually on June 1 and December 1 of each year.

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

Effective November 4, 2011, the Company entered into a Joinder Agreement to its credit agreement under the existing Senior Facilities (the “Incremental Facility”). The Incremental Facility increased the aggregate term loan commitments available to Hillman Group under the Senior Facilities by $30 million. In connection with the Incremental

Facility, the Company incurred loan discount costs of $0.75 million. As the modification of the Senior Facilities agreement was not substantial, the unamortized loan discount costs will be amortized over the term of the amended Senior Facilities. The aggregate principal amount of commitments under the Senior Facilities, after giving effect to the Incremental Facility, is $350.0 million. The Company used the proceeds for general corporate purposes.

The Company’s Senior Facilities require the maintenance of a secured leverage ratio described above which limits the ability of the Company to incur debt, make investments, make dividend payments to holders of the Trust Preferred Securities or undertake certain other business activities. Upon the occurrence of an event of default under the credit agreements, all amounts outstanding, together with accrued interest, could be declared immediately due and payable by our lenders. Below are the calculations of the financial covenant, as amended on April 18, 2011, with the Senior Facilities requirement for the twelve trailing months ended June 30, 2012:

(dollars in thousands)	Actual	Ratio Requirement
Secured Leverage Ratio
Senior term loan balance	$313,975
Revolver	19,000
Capital leases and other credit obligations	150

Total debt	$333,125

Adjusted EBITDA (1)	$98,096
Leverage ratio (must be below requirement)	3.40	4.75

(1)	Adjusted EBITDA for the twelve months ended June 30, 2012 is defined as income from operations ($43,447), plus depreciation ($22,599), amortization ($21,540), restructuring costs ($1,757), acquisition and integration costs ($1,489), litigation settlement costs ($2,221), foreign exchange losses ($867), management fees ($110) and other ($4,066).

Critical Accounting Policies and Estimates

Significant accounting policies and estimates are summarized in the notes to the condensed consolidated financial statements. Some accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate. Management believes these estimates and assumptions are reasonable based on the facts and circumstances as of June 30, 2012, however, actual results may differ from these estimates under different assumptions and circumstances.

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

Accounts Receivable and Allowance for Doubtful Accounts:

The Company establishes the allowance for doubtful accounts using the specific identification method and also provides a reserve in the aggregate. The estimates for calculating the aggregate reserve are based on historical information. Increases to the allowance for doubtful accounts result in a corresponding expense. The Company writes off individual accounts receivable accounts when they become uncollectible. The allowance for doubtful accounts was $606 thousand as of June 30, 2012 and $641 thousand as of December 31, 2011.

Inventory Realization:

Inventories consisting predominantly of finished goods are valued at the lower of cost or market, cost being determined principally on the weighted average cost method. Excess and obsolete inventories are carried at net realizable value. The historical usage rate is the primary factor used by the Company in assessing the net realizable value of excess and obsolete inventory. A reduction in the carrying value of an inventory item from cost to market is recorded for inventory with no usage in the preceding twenty-four month period or with on hand quantities in excess of twenty-four months average usage. The inventory reserve amounts were $6.2 million as of June 30, 2012 and $7.4 million as of December 31, 2011.

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

The Company also evaluates indefinite-lived intangible assets (primarily trademarks and trade names) for impairment annually. The Company also tests for impairment if events and circumstances indicate that it is more likely than not that the fair value of an indefinite-lived intangible asset is below its carrying amount. Assumptions critical to the Company’s evaluation of indefinite-lived intangible assets for impairment include: the discount rate, royalty rates used in its evaluation of trade names, projected average revenue growth, and projected long-term growth rates in the determination of terminal values. An impairment charge is recorded if the carrying amount of an indefinite-lived intangible asset exceeds the estimated fair value on the measurement date. No impairment charges were recorded in the six month periods ended June 30, 2012 and 2011.

Long-Lived Assets:

The Company evaluates its long-lived assets for financial impairment and will continue to evaluate them based on the estimated undiscounted future cash flows as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. No impairment charges were recognized for long-lived assets in the six month periods ended June 30, 2012 and 2011.

Risk Insurance Reserves:

The Company self-insures its product liability, automotive, workers’ compensation and general liability losses up to $250 thousand per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences in excess of $250 thousand up to $40.0 million. The two risk areas involving the most significant accounting estimates are workers’ compensation and automotive liability. Actuarial valuations performed by the Company’s outside risk insurance expert were used to form the basis for workers’ compensation and automotive liability loss reserves. The actuary contemplated the Company’s specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes the liability recorded for such risk insurance reserves is adequate as of June 30, 2012, but due to judgments inherent in the reserve estimation process, it is possible the ultimate costs will differ from this estimate.

The Company self-insures its group health claims up to an annual stop loss limit of $200 thousand per participant. Aggregate coverage is maintained for annual group health insurance claims in excess of 125% of expected claims. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves. The Company believes the liability recorded for such insurance reserves is adequate as of June 30, 2012, but due to judgments inherent in the reserve estimation process, it is possible the ultimate costs will differ from this estimate.

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

Based on the Company’s exposure to variable rate borrowings at June 30, 2012, a one percent (1%) change in the weighted average interest rate for a period of one year would change the annual interest expense by approximately $2.2 million.

The Company is exposed to foreign exchange rate changes of the Australian, Canadian and Mexican currencies as it impacts the $29.4 million tangible and intangible net asset value of its Australian, Canadian and Mexican subsidiaries as of June 30, 2012. The foreign subsidiaries net tangible assets were $9.7 million and the net intangible assets were $19.7 million as of June  30, 2012. Management considers the Company’s exposure to foreign currency translation gains or losses to be immaterial.

Item 4.

Controls and Procedures

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Dislosure controls and procedures are those controls and procedures that are designed to ensure that material information relating to Hillman Companies required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon the Company’s evaluation, which included the matters discussed below, the Company’s chief executive officer and chief financial officer concluded that, due solely to a material weakness that the Company identified in its internal control over financial reporting, the Company’s disclosure controls and procedures were not effective, as of the end of the period ended June 30, 2012.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner. Management determined that the Company’s internal control over financial reporting was not effective solely as a result of the material weakness described below which existed as of June 30, 2012. The material weakness also existed throughout the annual period ended December 31, 2011.

Our management identified a number of deficiencies related to the design and operating effectiveness of certain information technology (“IT”) controls that have a direct impact on our financial reporting. In 2011, the IT department went through organizational and operational change, which impacted operating procedures and directly contributed to the noted deficiencies. As of June 30, 2012, deficiencies existed with the monitoring controls surrounding both change management and administrative system access. In addition, certain deficiencies were noted in automated, application and manual business controls that are dependent on system information for their effective operation and, as a result, financial information may not be accurately reflected in key reports or in the general ledger.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2012 and that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. – Legal Proceedings.

The information set forth under Note 6 to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. – Risk Factors.

There have been no material changes to the risks related to the Company from those disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3. – Defaults Upon Senior Securities.

Not Applicable

Item 4. – Mine Safety Disclosures.

Not Applicable

Item 5. – Other Information.

Not Applicable

Item 6. – Exhibits.

a)	Exhibits, including those incorporated by reference.

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act.

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act.

32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 **	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, (iv) Condensed Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2012 and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
**	This exhibit will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HILLMAN COMPANIES, INC.

/S/ ANTHONY A. VASCONCELLOS	/S/ HAROLD J. WILDER
Anthony A. Vasconcellos	Harold J. Wilder
Chief Financial Officer	Controller
(Chief Accounting Officer)

DATE: August 14, 2012