Form 10-Q
period 2012-09-30
HILLMAN COMPANIES INC
filed 2012-11-14
CIK 1029831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

On November 14, 2012, 5,000 shares of the Registrant’s common stock were issued and outstanding and 4,217,724 Trust Preferred Securities were issued and outstanding by the Hillman Group Capital Trust. The Trust Preferred Securities trade on the NYSE Amex under symbol HLM.Pr.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(dollars in thousands)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$5,150	$12,027
Restricted investments	762	364
Accounts receivable	77,015	63,565
Inventories	118,899	103,975
Deferred income taxes	9,530	9,908
Other current assets	7,107	5,646

Total current assets	218,463	195,485
Property and equipment	67,054	66,342
Goodwill	456,701	457,443
Other intangibles	372,223	386,202
Restricted investments	3,362	3,390
Deferred financing fees	11,099	13,055
Investment in trust common securities	3,261	3,261
Other assets	3,467	2,673

Total assets	$1,135,630	$1,127,851

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,442	$31,273
Current portion of senior term loans	3,200	3,200
Current portion of capitalized lease and other obligations	62	31
Additional acquisition consideration payable	—	12,387
Interest payable on junior subordinated debentures	1,019	—
Accrued expenses:
Salaries and wages	4,951	5,628
Pricing allowances	6,402	5,728
Income and other taxes	2,778	2,253
Interest	7,659	2,203
Deferred compensation	762	364
Other accrued expenses	14,744	9,207

Total current liabilities	75,019	72,274
Long term senior term loans	308,431	310,550
Bank revolving credit	12,000	—
Long term capitalized lease and other obligations	172	103
Long term senior notes	203,866	204,248
Junior subordinated debentures	115,176	115,411
Deferred compensation	3,362	3,390
Deferred income taxes	120,768	123,888
Other non-current liabilities	5,280	7,193

Total liabilities	844,074	837,057

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LIABILITIES AND STOCKHOLDERS’ EQUITY (CONTINUED)	September 30, 2012	December 31, 2011
Common stock with put options: Common stock, $.01 par, 5,000 shares authorized, 198.3 issued and outstanding at September 30, 2012	12,247	12,247

Commitments and contingencies
Stockholders’ Equity:
Preferred Stock:
Preferred stock, $.01 par, 5,000 shares authorized, none issued and outstanding at September 30, 2012	—	—
Common Stock:
Common stock, $.01 par, 5,000 shares authorized, 4,801.7 issued and outstanding at September 30, 2012	—	—
Additional paid-in capital	296,544	296,544
Accumulated deficit	(18,241)	(17,817)
Accumulated other comprehensive income (loss)	1,006	(180)

Total stockholders’ equity	279,309	278,547

Total liabilities and stockholders’ equity	$1,135,630	$1,127,851

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(dollars in thousands)

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
Net sales	$148,169	$137,577
Cost of sales (exclusive of depreciation and amortization shown separately below)	73,291	68,685
Selling, general and administrative expenses	50,812	41,445
Acquisition and integration expenses	343	332
Depreciation	4,945	5,590
Amortization	5,466	5,297
Management fees to related party	122	55
Other (income) expense	(391)	1,318

Income from operations	13,581	14,855
Interest expense, net	10,266	10,007
Interest expense on junior subordinated debentures	3,152	3,152
Investment income on trust common securities	(95)	(95)

Income before income taxes	258	1,791
Income tax provision (benefit)	(849)	337

Net income	$1,107	$1,454

Net income (from above)	$1,107	$1,454
Other comprehensive income:
Foreign currency translation adjustments	697	(157)

Total other comprehensive income (loss)	697	(157)

Comprehensive income	$1,804	$1,297

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(dollars in thousands)

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Net sales	$423,783	$384,267
Cost of sales (exclusive of depreciation and amortization shown separately below)	209,830	190,566

Selling, general and administrative expenses	142,906	125,812
Acquisition and integration expenses	807	2,112
Depreciation	16,452	15,831
Amortization	16,366	15,374
Management fees to related party	122	55
Other (income) expense	(57)	880

Income from operations	37,357	33,637
Interest expense, net	30,593	30,532
Interest expense on junior subordinated debentures	9,457	9,457
Investment income on trust common securities	(284)	(284)

Loss before income taxes	(2,409)	(6,068)
Income tax benefit	(1,985)	(1,772)

Net loss	$(424)	$(4,296)

Net loss (from above)	$(424)	$(4,296)
Other comprehensive income:
Foreign currency translation adjustments	1,186	(115)
Interest rate swap, net of tax	—	624

Total other comprehensive income	1,186	509

Comprehensive income (loss)	$762	$(3,787)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(dollars in thousands)

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Cash flows from operating activities:
Net loss	$(424)	$(4,296)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	32,818	31,205
Dispositions of property and equipment	274	53
Deferred income tax benefit	(2,605)	(1,836)
Deferred financing and original issue discount amortization	1,616	1,482
Other non-cash interest and change in value of interest rate swap	(578)	1,274
Changes in operating items:
Accounts receivable	(13,400)	(14,977)
Inventories	(15,327)	556
Other assets	(2,255)	(1,322)
Accounts payable	2,169	(230)
Interest payable on junior subordinated debentures	1,019	—
Other accrued liabilities	11,515	3,854
Other items, net	(1,560)	1

Net cash provided by operating activities	13,262	15,764

Cash flows from investing activities:
TagWorks acquisition	—	(40,359)
Proceeds from sale of property and equipment	3	—
Capital expenditures	(17,455)	(13,480)

Net cash used for investing activities	(17,452)	(53,839)

Cash flows from financing activities:
Repayments of senior term loans	(2,400)	(2,175)
Borrowings of revolving credit loans	19,000	9,444
Repayments of revolving credit loans	(7,000)	(14,444)
Payment of additional acquisition consideration	(12,387)	—
Borrowings of capitalized lease obligations	130	—
Principal payments under capitalized lease obligations	(30)	(22)
Borrowings of senior notes	—	50,000
Premium on senior notes	—	4,625
Financing fees, net	—	(2,622)

Net cash provided by (used for) financing activities	(2,687)	44,806

Net increase (decrease) in cash and cash equivalents	(6,877)	6,731
Cash and cash equivalents at beginning of period	12,027	7,585

Cash and cash equivalents at end of period	$5,150	$14,316

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(dollars in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2011	$—	$296,544	$(17,817)	$(180)	$278,547
Net loss	—	—	(424)	—	(424)
Change in cumulative foreign translation adjustment	—	—	—	1,186	1,186

Balance at September 30, 2012	$—	$296,544	$(18,241)	$1,006	$279,309

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

The following table indicates the pro-forma financial statements of the Company for the three and nine months ended September 30, 2012 and 2011. The pro-forma financial statements give effect to the acquisitions of TagWorks and Ook (each as defined herein) as if they had occurred on January 1, 2011:

	(Unaudited) Three Months Ended Sept. 30, 2012	(Unaudited) Nine Months Ended Sept. 30, 2012	(Unaudited) Three Months Ended Sept. 30, 2011	(Unaudited) Nine Months Ended Sept. 30, 2011
Net Sales	$148,169	$423,783	$141,030	$396,883
Net Income (Loss)	1,107	(424)	1,281	(5,376)

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

The accompanying unaudited condensed consolidated financial statements present information in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. Management believes the financial statements include all normal recurring accrual adjustments necessary for a fair presentation. Operating results for the nine month period ended September 30, 2012 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report filed on Form 10-K for the year ended December 31, 2011.

Nature of Operations:

The Company is organized as five separate business segments, the largest of which is (1) The Hillman Group, Inc. (the “Hillman Group”) operating primarily in the United States. The other business segments consist of separate subsidiaries of the Hillman Group operating in (2) Canada under the name The Hillman Group Canada, Ltd., (3) Mexico under the name SunSource Integrated Services de Mexico SA de CV, (4) Florida under the name All Points Industries, Inc. and (5) Australia under the name The Hillman Group Australia Pty. Ltd. The Hillman Group provides merchandising services and products such as fasteners and related hardware items; threaded rod and metal shapes; keys, key duplication systems and accessories; builder’s hardware; and identification items, such as tags and letters, numbers and signs, to retail outlets, primarily hardware stores, home centers and mass merchants, pet supply stores, grocery stores and drug stores. Through its field sales and service organization, Hillman complements its extensive product selection with value-added services for the retailer.

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

Accounts Receivable and Allowance for Doubtful Accounts:

The Company establishes the allowance for doubtful accounts using the specific identification method and also provides a reserve in the aggregate. The estimates for calculating the aggregate reserve are based on historical collection experience. Increases to the allowance for doubtful accounts result in a corresponding expense. The Company writes off individual accounts receivable when collection becomes improbable. The allowance for doubtful accounts was $559 at September 30, 2012 and $641 at December 31, 2011.

Shipping and Handling:

The costs incurred to ship product to customers, including freight and handling expenses, are included in selling, general and administrative (“SG&A”) expenses on the Company’s condensed consolidated statements of comprehensive income. The Company’s shipping and handling costs were $6,014 and $5,665 in the three month periods ended September 30, 2012 and 2011, respectively. The Company’s shipping and handling costs were $17,512 and $16,567 in the nine month periods ended September 30, 2012 and 2011, respectively.

3.	Recent Accounting Pronouncements:

In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08, “Testing Goodwill for Impairment”. This Update addresses concerns about the cost and complexity of performing the first step of the two-step goodwill impairment test required under Topic 350, Intangibles – Goodwill and Other. The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The new requirements are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted this update on January 1, 2012 and the adoption of this update did not have a material impact on our consolidated results of operations or financial condition.

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

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other”. This update related to the testing of indefinite-lived intangible assets for impairment. The update permits an entity to first make a qualitative assessment of whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired. The more-likely-than- not threshold is defined as having a likelihood of more than 50%. This update is effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012, however early adoption is permitted, provided that the entity has not yet performed its annual impairment test or issued its financial statements. The Company does not expect this guidance to have a significant impact on our consolidated results of operations or financial condition.

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

The following table reconciles the estimated fair value of the acquired assets and assumed liabilities to the total purchase price of the Ook Acquisition:

Accounts receivable	$2,186
Inventory	2,297
Deferred income taxes	812
Goodwill	4,004
Intangibles	7,790

Total assets acquired	17,089
Less:
Liabilities assumed	1,766

Total purchase price	$15,323

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

Intangible assets are amortized over their useful lives and are subject to impairment testing. The values assigned to intangible assets in connection with the Servalite and TagWorks Acquisitions were determined through separate independent appraisals. The values assigned to intangible assets in connection with the Ook Acquisition were determined by management pending independent appraisal. The Ook intangible asset values may be adjusted by management for any changes upon completion of the independent appraisal. Other intangibles, net as of September 30, 2012 and December 31, 2011 consist of the following:

	Estimated
	Useful Life	September 30,	December 31,
	(Years)	2012	2011
Customer relationships	20	$328,468	$326,200
Trademarks - All Others	Indefinite	49,532	49,660
Trademarks - TagWorks	5	240	240
Patents	5-20	20,250	20,200
Quick Tag license	6	11,500	11,500
Laser Key license	5	1,250	1,250
KeyWorks license	10	4,100	4,100
Non-compete agreements	5-10	4,450	4,200
Lease agreement	0.5	240	240

Intangible assets, gross		420,030	417,590
Less: Accumulated amortization		47,807	31,388

Other intangibles, net		$372,223	$386,202

Intangible assets are amortized over their useful lives. The amortization expense for amortizable assets was $5,466 and $5,297 for the three month periods ended September 30, 2012 and 2011, respectively. The amortization expense for amortizable assets was $16,366 and $15,374 for the nine month periods ended September 30, 2012 and 2011, respectively. The amortization expense for amortizable assets for the year ended December 31, 2012 is estimated to be $21,749. For the years ended December 31, 2013, 2014, 2015, 2016, and 2017, the amortization expense for amortizable assets is estimated to be $21,549, $21,549, $20,888, $18,957 and $18,102, respectively.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

6.	Commitments and Contingencies:

The Company self-insures its product liability, automotive, workers’ compensation and general liability losses up to $250 per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences in excess of $250 up to $40,000. The two risk areas involving the most significant accounting estimates are workers’ compensation and automotive liability. Actuarial valuations performed by the Company’s outside risk insurance expert were used by management to form the basis for workers’ compensation and automotive liability loss reserves. The actuary contemplated the Company’s specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected from development of these claims, as well as for incurred but not yet reported claims. The Company believes the liability of approximately $2,711 recorded for such risk insurance reserves is adequate as of September 30, 2012, but due to judgments inherent in the reserve estimation process, it is possible the ultimate costs will differ from this estimate.

As of September 30, 2012, the Company has provided certain vendors and insurers letters of credit aggregating $5,241 related to its product purchases and insurance coverage of product liability, workers’ compensation and general liability.

The Company self-insures its group health claims up to an annual stop loss limit of $200 per participant. Aggregate coverage is maintained for annual group health insurance claims in excess of 125% of expected claims. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves. Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claim data and certain actuarial assumptions. The Company believes the liability of approximately $1,984 recorded for such group health insurance reserves is adequate as of September 30, 2012, but due to judgments inherent in the reserve estimation process, it is possible the ultimate costs will differ from this estimate.

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

On May 4, 2010, Hy-Ko Products, Inc. filed a complaint against Hillman Group, and Kaba Ilco Corp., a manufacturer of blank replacement keys, in the United States District Court for the Northern District of Ohio Eastern Division, alleging that the defendants engaged in violations of federal and state antitrust laws regarding their business practices relating to automatic key machines and replacement keys. Hy-Ko Products’ May 4, 2010 filing against the Company was based, in part, on the Company’s previously-filed claim against Hy-Ko Products alleging infringement of certain patents of the Company. A claim construction hearing on the Company’s patent infringement claim against Hy-Ko Products occurred in September 2010. A ruling on the claim construction hearing was handed down on November 22, 2011 and was favorable to the Company’s position.

On November 7, 2012, the Company entered into a Mutual Release, Covenant Not to Sue, Patent License, and Settlement Agreement with Hy-Ko Products for settlement of both the antitrust case and patent infringement case. In consideration for a payment from Hy-Ko Products, the Company granted fully paid-up, worldwide, non-transferable, irrevocable, non-exclusive licenses under two of the Company’s patents for several of Hy-Ko Products’ existing commercialized automated key-cutting equipment. In addition, the Company agreed to make a payment to Hy-Ko Products in full settlement of all alleged claims in the antitrust matter. All claims and counterclaims between Hy-Ko Products and the Company in both the patent case and the antitrust case have been dismissed with prejudice. The sale of the license and the settlement cost were recorded in net sales and SG&A expense, respectively, in our consolidated results of operations as of September 30, 2012.

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

Gregory Mann and Gabrielle Mann are employed by the All Points subsidiary of Hillman. All Points leases an industrial warehouse and office facility from companies under the control of the Manns. The Company has recorded rental expense for the lease of this facility on an arm’s length basis. The rental expense for the lease of this facility was $82 and $82 for the three month periods ended September 30, 2012 and 2011, respectively. The rental expense for the lease of this facility was $247 and $247 for the nine month periods ended September 30, 2012 and 2011, respectively.

8.	Income Taxes:

The Company’s policy is to estimate income taxes for interim periods based on estimated annual effective tax rates. These are derived, in part, from expected pre-tax income. Accordingly, the Company applied an estimated annual effective tax rate to the interim period pre-tax income (loss) in the three and nine month periods ended September 30, 2012 and 2011 to calculate the income tax provision in accordance with the principal method prescribed by ASC 740-270, the accounting guidance established for computing income taxes in interim periods.

The effective income tax rates were -329.1% and 18.8% for the three month periods ended September 30, 2012 and 2011, respectively. The effective income tax rates were 82.4% and 29.2% for the nine month periods ended September 30, 2012 and 2011, respectively. The effective income tax rate differed from the federal statutory rate in the three month and nine month periods ended Septemer 30, 2012 due in part to the reversal of a reserve recorded for unrecognized tax benefits due to the expiration of the statute of limitations for an earlier tax period. The difference is also due in part to a valuation reserve recorded to offset the deferred tax assets of a foreign subsidiary. The effective income tax rate differed from the federal statutory rate in the three month period ended September 30, 2011 due to a revised forecast of earnings. The estimated annual effective tax rate was adjusted in the third quarter which impacted the actual effective tax rate. The net effect of the change was recorded in the current period as required by the accounting standard. The differences between the effective income tax rate and the federal statutory rate in the nine month period ended September 30, 2011 was primarily due to a charge caused by the effect of changes in certain state income tax rates on the Company’s deferred tax assets and liabilities. The remaining differences between the federal statutory rate and the effective tax rate in the three month and nine month periods ended September 30, 2012 and 2011 were primarily due to state and foreign income taxes.

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

The Senior Facilities contain financial and operating covenants which require the Company to maintain certain financial ratios, including a leverage ratio. These debt agreements provide for customary events of default, including but not limited to, payment defaults, breach of representations or covenants, cross-defaults, bankruptcy events, failure to pay judgments, attachment of its assets, change of control and the issuance of an order of dissolution. Certain of these events of default are subject to notice and cure periods or materiality thresholds. The occurrence of an event of default permits the lenders under the Senior Facilities to accelerate repayment of all amounts due. As of September 30, 2012, the Company had $12,000 outstanding and $12,759 available under the Revolver.

Effective April 18, 2011, the Company completed an amendment to the credit agreement governing its Senior Facilities. The Senior Facilities amendment eliminated the total leverage and interest coverage covenants and reduced the secured leverage covenant to 4.75x with no future step downs. The term loan pricing was modified to reduce the Eurodollar Margin and the Base Rate Margin by 25 basis points and reduce the floor on Eurodollar and Base Rate Loans by an additional 25 basis points. In connection with the amendment to the credit agreement, the Company incurred loan discount costs of $1,250. As the modification of the Senior Facilities agreement was not substantial, the unamortized loan discount and debt issuance costs will be amortized over the term of the amended Senior Facilities. The Company was in compliance with all provisions and covenants of the amended Senior Facilities as of September 30, 2012.

Effective November 4, 2011, the Company entered into a Joinder Agreement to its credit agreement under the existing Senior Facilities (the “2011 Incremental Facility”). The 2011 Incremental Facility increased the aggregate term loan commitments available to Hillman Group under the Senior Facilities by $30,000. In connection with the 2011 Incremental Facility, the Company incurred loan discount costs of $750. As the modification of the Senior Facilities agreement was not substantial, the unamortized loan discount costs will be amortized over the term of the amended Senior Facilities. The aggregate principal amount of commitments under the Senior Facilities, after giving effect to the 2011 Incremental Facility, is $350,000. The Company used the proceeds for general corporate purposes.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

10.	Common and Preferred Stock:

The Hillman Companies has one class of Common Stock, with 5,000 shares authorized and issued as of September 30, 2012. All outstanding shares of Hillman Companies’ common stock are owned by Holdco.

Under the terms of the Stockholders Agreement for the Holdco Common Stock, management shareholders have the ability to put their shares back to Holdco under certain conditions, including death or disability. ASC 480-10-S99 requires shares to be classified outside of permanent equity if they can be redeemed and the redemption is not solely within control of the issuer. Further, if it is determined that redemption of the shares is probable, the shares are marked to redemption value which equals fair value at each balance sheet date with the change in fair value recorded in additional paid-in capital. Accordingly, the 198.3 shares of common stock held by management are recorded outside permanent equity and have been adjusted to the fair value of $12,247 as of September 30, 2012.

The Hillman Companies has one class of Preferred Stock, with 5,000 shares authorized and none issued as of September 30, 2012.

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

At September 30, 2012, the fair value of the 2010 Swap was $(627) and was reported on the condensed consolidated balance sheet in other current liabilities with a reduction in interest expense recorded in the statement of comprehensive income for the favorable change in fair value since December 31, 2011. The fair value of the 2010 Swap was $(1,205) as of December 31, 2011 and was reported on the condensed consolidated balance sheet in other non-current liabilities.

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

At September 30, 2012, the fair value of the three 2012 metal swap agreements was $12 and was reported on the condensed consolidated balance sheet in other current assets with a decrease in cost of sales recorded in the statement of comprehensive income for the favorable change in fair value since the inception dates in the second quarter.

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

The following tables set forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the periods ended September 30, 2012 and December 31, 2011, by level, within the fair value hierarchy:

	As of September 30, 2012
	Level 1	Level 2	Level 3	Total
Trading securities	$4,124	$—	$—	$4,124
Interest rate swap	—	(627)	—	(627)
Metal commodity swaps	—	12	—	12

	As of December 31, 2011
	Level 1	Level 2	Level 3	Total
Trading securities	$3,754	$—	$—	$3,754
Interest rate swap	—	(1,205)	—	(1,205)

Trading securities are valued using quoted prices on an active exchange. Trading securities represent assets held in a Rabbi Trust to fund deferred compensation liabilities and are included as restricted investments on the accompanying condensed consolidated balance sheets.

For the three months months ended September 30, 2012 and 2011, the unrealized (gains) losses on these securities of ($137) and $256, respectively, were recorded as other (income) expense. For the nine months ended September 30, 2012 and 2011, the unrealized (gains) losses on these securities of ($305) and $124, respectively, were recorded as other (income) expense. In each period, an offsetting entry, for the same amount, adjusting the deferred compensation liability and compensation expense within SG&A was also recorded.

The interest rate swap and metal commodity swaps are valued using observable benchmark rates at commonly quoted intervals for the full term of the swaps. The interest rate swap was included in other current liabilities as of September 30, 2012 and in other non-current liabilities as of December 31, 2011. The metal commodity swaps were included in other current assets as of September 30, 2012 on the accompanying condensed consolidated balance sheet.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

14.	Acquisition and Integration Expenses:

For the nine months ended September 30, 2012, the Company incurred $807 of expenses in connection with the Ook Acquisition and other acquisitions.

For the nine months ended September 30, 2011, the Company incurred $2,112 of expenses for investment banking, legal and other professional fees incurred in connection with the Merger Transaction, Servalite Acquisition, TagWorks Acquisition and the start-up of operations for Hillman Australia.

15.	Segment Reporting:

The Company’s segment reporting structure uses the Company’s management reporting structure as the foundation for how the Company manages its business. The Company periodically evaluates its segment reporting structure in accordance with ASC 350-20-55 and has concluded that it has five reporting units as of September 30, 2012. During the third quarter of 2012, the operations of the prior TagWorks segment were completely combined into the operations of the United States segment. The United States segment, excluding All Points, is the only segment considered material by Company management as of September 30, 2012. The segments are as follows:

•	United States – excluding the All Points division

•	All Points

•	Canada

•	Mexico

•	Australia

Our United States segment distributes fasteners and related hardware items, threaded rod, keys, key duplicating systems and accessories, and identification items, such as tags and letters, numbers and signs to hardware stores, home centers, mass merchants, and other retail outlets primarily in the United States. This segment also provides innovative pet ID tag programs to a leading pet products chain retailer using a unique, patent-protected / patent-pending technology and product portfolio.

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

The Company uses profit or loss from operations to evaluate the performance of its segments. Profit or loss from operations is defined as income from operations before interest and tax expenses. Hillman accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. Segment revenue excludes intersegment sales related to the sales or transfer of products between segments which is consistent with the segment revenue information provided to the Company’s chief operating decision maker. Segment Income (Loss) from Operations for Mexico and Australia include insignificant costs allocated from the United States, excluding All Points segment, while the remaining operating segments do not include any allocations.

The table below presents revenues and income from operations for our reportable segments for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Revenues
United States excluding All Points	$137,215	$127,027	$393,564	$358,221
All Points	5,992	5,076	15,616	12,071
Canada	3,271	3,765	9,568	9,299
Mexico	1,547	1,612	4,558	4,579
Australia	144	97	477	97

Total revenues	$148,169	$137,577	$423,783	$384,267

Segment Income (Loss) from Operations
United States excluding All Points	$13,611	$15,215	$37,293	$33,139
All Points	443	257	856	439
Canada	(566)	(419)	(999)	(538)
Mexico	216	(100)	605	760
Australia	(146)	(158)	(396)	(267)

Total segment income from operations	$13,558	$14,795	$37,359	$33,533

Reconciliation (1)
Total segment income from operations	$13,558	$14,795	$37,359	$33,533
Elimination of intercompany profit (loss)	23	60	(2)	104

Total income from operations	$13,581	$14,855	$37,357	$33,637

(1)	This table reconciles segment income from operations to total income from operations.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

15.	Segment Reporting (continued):

Assets by segment as of September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012	December 31, 2011
Assets
United States excluding All Points	$1,091,961	$1,088,246
All Points	8,565	8,052
Canada	15,467	13,269
Mexico	18,190	17,097
Australia	1,447	1,187

Total Assets	$1,135,630	$1,127,851

16.	Subsequent Events:

On November 7, 2012, Hillman Group closed on an Incremental Senior Secured Delayed Draw Term Loan of up to $76.8 million with respect to the Company’s Senior Secured Credit Facilities (the “2012 Incremental Facility”). Proceeds of the 2012 Incremental Facility will be used for general corporate purposes, including the ability to fund potential acquisitions.

17.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information:

The 10.875% Senior Notes, of which $200,000 aggregate principal amount were outstanding as of September 30, 2012, were issued by Hillman Group and are fully and unconditionally guaranteed on a joint and several basis by the Company and certain of Company’s wholly owned subsidiaries. The non-guarantor information presented represents our Australian, Canadian and Mexican subsidiaries.

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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

17.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Statements of Comprehensive Income (Unaudited)

For the three months ended September 30, 2012

(Amounts in thousands)

	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust - ments	Consolidated
Net sales	$—	$137,215	$5,992	$4,962	$—	$148,169
Cost of sales	—	64,826	4,590	3,898	(23)	73,291
Selling, general and administrative expenses	137	47,872	949	1,854	—	50,812
Acquisition and integration expense	—	343	—	—	—	343
Depreciation	—	4,905	20	20	—	4,945
Amortization	4,515	853	—	98	—	5,466
Intercompany administrative (income) expense	—	(87)	—	87	—	—
Management fees to related party	—	122	—	—	—	122
Other (income) expense, net	(166)	284	(10)	(499)	—	(391)

Income (loss) from operations	(4,486)	18,097	443	(496)	23	13,581
Intercompany interest (income) expense	(3,058)	3,058	—	—	—	—
Interest expense, net	(43)	10,305	—	4	—	10,266
Interest expense on junior subordinated debentures	3,152	—	—	—	—	3,152
Investment income on trust common securities	(95)	—	—	—	—	(95)

Income (loss) before equity in subsidiaries’ income	(4,442)	4,734	443	(500)	23	258
Equity in subsidiaries’ income (loss)	4,173	(172)	—	—	(4,001)	—

Income (loss) before income taxes	(269)	4,562	443	(500)	(3,978)	258
Income tax provision (benefit)	(1,353)	389	195	(80)	—	(849)

Net income (loss)	$1,084	$4,173	$248	$(420)	$(3,978)	$1,107

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	697	—	697

Total comprehensive income (loss)	$1,084	$4,173	$248	$277	$(3,978)	$1,804

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

17.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Statements of Comprehensive Income (Unaudited)

For the three months ended September 30, 2011

(Amounts in thousands)

	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust - ments	Consolidated
Net sales	$—	$121,990	$10,113	$5,474	$—	$137,577
Cost of sales	—	60,113	5,444	3,188	(60)	68,685
Selling, general and administrative expenses	(256)	38,437	1,394	1,870	—	41,445
Acquisition and integration expense	—	305	—	27	—	332
Depreciation	—	4,613	959	18	—	5,590
Amortization	4,608	206	483	—	—	5,297
Intercompany administrative (income) expense	—	(60)	—	58	2	—
Management and transaction fees to related party	—	55	—	—	—	55
Other (income) expense, net	256	76	(2)	990	(2)	1,318

Income (loss) from operations	(4,608)	18,245	1,835	(677)	60	14,855
Intercompany interest (income) expense	(3,058)	3,058	—	—	—	—
Interest expense, net	(106)	10,113	—	—	—	10,007
Interest expense on junior subordinated debentures	3,152	—	—	—	—	3,152
Investment income on trust common securities	(95)	—	—	—	—	(95)

Income (loss) before equity in subsidiaries’ income	(4,501)	5,074	1,835	(677)	60	1,791
Equity in subsidiaries’ income (loss)	5,650	576	—	—	(6,226)	—

Income (loss) before income taxes	1,149	5,650	1,835	(677)	(6,166)	1,791
Income tax provision (benefit)	(245)	—	755	(173)	—	337

Net income (loss)	$1,394	$5,650	$1,080	$(504)	$(6,166)	$1,454

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	(157)	—	(157)
Total comprehensive income (loss)	$1,394	$5,650	$1,080	$(661)	$(6,166)	$1,297

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

17.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Statements of Comprehensive Income (Unaudited)

For the nine months ended September 30, 2012

(Amounts in thousands)

	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust - ments	Consolidated
Net sales	$—	$393,564	$15,616	$14,603	$—	$423,783
Cost of sales	—	188,111	11,946	9,771	2	209,830
Selling, general and administrative expenses	305	134,372	2,755	5,474	—	142,906
Acquisition and integration expense	—	807	—	—	—	807
Depreciation	—	16,321	70	61	—	16,452
Amortization	13,544	2,526	—	296	—	16,366
Intercompany administrative (income) expense	—	(260)	—	260	—	—
Management fees to related party	—	122	—	—	—	122
Other (income) expense, net	(334)	757	(11)	(469)	—	(57)

Income (loss) from operations	(13,515)	50,808	856	(790)	(2)	37,357
Intercompany interest (income) expense	(9,174)	9,174	—	—	—	—
Interest expense, net	(235)	30,824	—	4	—	30,593
Interest expense on junior subordinated debentures	9,457	—	—	—	—	9,457
Investment income on trust common securities	(284)	—	—	—	—	(284)

Income (loss) before equity in subsidiaries’ income	(13,279)	10,810	856	(794)	(2)	(2,409)
Equity in subsidiaries’ income (loss)	9,383	(232)	—	—	(9,151)	—

Income (loss) before income taxes	(3,896)	10,578	856	(794)	(9,153)	(2,409)
Income tax provision (benefit)	(3,474)	1,195	393	(99)	—	(1,985)

Net income (loss)	$(422)	$9,383	$463	$(695)	$(9,153)	$(424)

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	1,186	—	1,186

Total comprehensive income (loss)	$(422)	$9,383	$463	$491	$(9,153)	$762

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

17.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Statements of Comprehensive Income (Unaudited)

For the nine months ended September 30, 2011

(Amounts in thousands)

	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust - ments	Consolidated
Net sales	$—	$340,300	$29,992	$13,975	$—	$384,267
Cost of sales	—	167,675	15,038	7,957	(104)	190,566
Selling, general and administrative expenses	(124)	113,497	7,369	5,070	—	125,812
Acquisition and integration expense	—	1,951	—	161	—	2,112
Depreciation	—	13,495	2,282	54	—	15,831
Amortization	13,825	326	1,223	—	—	15,374
Intercompany administrative (income) expense	—	(180)	—	178	2	—
Management and transaction fees to related party	—	55	—	—	—	55
Other (income) expense, net	124	158	—	600	(2)	880

Income (loss) from operations	(13,825)	43,323	4,080	(45)	104	33,637
Intercompany interest (income) expense	(9,174)	9,174	—	—	—	—
Interest expense, net	(319)	30,852	(1)	—	—	30,532
Interest expense on junior subordinated debentures	9,457	—	—	—	—	9,457
Investment income on trust common securities	(284)	—	—	—	—	(284)

Income (loss) before equity in subsidiaries’ income	(13,505)	3,297	4,081	(45)	104	(6,068)
Equity in subsidiaries’ income (loss)	5,788	2,491	—	—	(8,279)	—

Income (loss) before income taxes	(7,717)	5,788	4,081	(45)	(8,175)	(6,068)
Income tax provision (benefit)	(3,317)	—	1,462	83	—	(1,772)

Net income (loss)	$(4,400)	$5,788	$2,619	$(128)	$(8,175)	$(4,296)

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	(115)	—	(115)
Change in derivative security value	—	624	—	—	—	624

Total comprehensive income (loss)	$(4,400)	$6,412	$2,619	$(243)	$(8,175)	$(3,787)

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

17.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Balance Sheet (Unaudited)

As of September 30, 2012

(Amounts in thousands)

	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust - ments	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$1	$1,893	$989	$2,267	$—	$5,150
Restricted investments	762	—	—	—	—	762
Accounts receivable	—	80,536	5,973	(9,494)	—	77,015
Inventories	—	109,885	4,594	4,682	(262)	118,899
Deferred income taxes	7,743	1,744	612	230	(799)	9,530
Other current assets	—	5,017	135	1,955	—	7,107

Total current assets	8,506	199,075	12,303	(360)	(1,061)	218,463
Intercompany notes receivable	105,446	—	—	—	(105,446)	—
Intercompany interest receivable	9,174	—	—	—	(9,174)	—
Investments in subsidiaries	(643,005)	26,452	—	—	616,553	—
Property and equipment	—	66,493	203	358	—	67,054
Goodwill	419,752	24,937	58	11,674	280	456,701
Other intangibles	316,347	46,917	250	8,709	—	372,223
Restricted investments	3,362	—	—	—	—	3,362
Deferred income taxes	25,340	14	(479)	866	(25,741)	—
Deferred financing fees	—	11,099	—	—	—	11,099
Investment in trust common securities	3,261	—	—	—	—	3,261
Other assets	—	2,725	25	717	—	3,467

Total assets	$248,183	$377,712	$12,360	$21,964	$475,411	$1,135,630

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$32,593	$551	$298	$—	$33,442
Current portion of senior term loans	—	3,200	—	—	—	3,200
Current portion of capitalized lease and other obligations	—	62	—	—	—	62
Interest payable on junior subordinated debentures	1,019	—	—	—	—	1,019
Accrued expenses:
Salaries and wages	—	4,633	108	210	—	4,951
Pricing allowances	—	5,554	2	846	—	6,402
Income and other taxes	(356)	2,514	118	502	—	2,778
Interest	—	7,659	—	—	—	7,659
Deferred compensation	762	—	—	—	—	762
Other accrued expenses	—	14,466	38	240	—	14,744

Total current liabilities	1,425	70,681	817	2,096	—	75,019

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

17.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Balance Sheet (Unaudited)

As of September 30, 2012

(Amounts in thousands)

	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust - ments	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY(CONTINUED)
Intercompany debt payable	—	105,446	—	—	(105,446)	—
Intercompany interest payable	—	9,174	—	—	(9,174)	—
Long term senior term loans	—	308,431	—	—	—	308,431
Bank revolving credit	—	12,000	—	—	—	12,000
Long term portion of capitalized leases	—	172	—	—	—	172
Long term senior notes	—	203,866	—	—	—	203,866
Junior subordinated debentures	115,176	—	—	—	—	115,176
Deferred compensation	3,362	—	—	—	—	3,362
Deferred income taxes, net	143,621	—	199	3,488	(26,540)	120,768
Other non-current liabilities	—	5,280	—	—	—	5,280

Total liabilities	263,584	715,050	1,016	5,584	(141,160)	844,074

Common stock with put options:
Common stock, $.01 par, 5,000 shares authorized, 198.3issued and outstanding at September 30, 2012	12,247	—	—	—	—	12,247
Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock:
Preferred stock, $.01 par, 5,000 shares authorized, noneissued and outstanding at September 30, 2012	—	—	—	—	—	—
Common Stock:
Common stock, $.01 par, 5,000 shares authorized, 4,801.7 issued and outstanding at September 30, 2012	—	—	50	—	(50)	—
Additional paid-in capital	118,378	(132,394)	10,306	16,437	283,817	296,544
Accumulated deficit	(146,026)	(204,944)	988	(582)	332,323	(18,241)
Accumulated other comprehensive income	—	—	—	525	481	1,006

Total stockholders’ equity	(27,648)	(337,338)	11,344	16,380	616,571	279,309

Total liabilities and stockholders’ equity	$248,183	$377,712	$12,360	$21,964	$475,411	$1,135,630

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

17.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Balance Sheet (Unaudited)

As of December 31, 2011

(Amounts in thousands)

	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust - ments	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$1	$8,852	$547	$2,627	$—	$12,027
Restricted investments	364	—	—	—	—	364
Accounts receivable	—	59,429	1,273	2,863	—	63,565
Inventories	—	95,757	5,117	3,361	(260)	103,975
Deferred income taxes	8,176	1,676	587	211	(742)	9,908
Other current assets	—	10,620	3,976	(8,950)	—	5,646

Total current assets	8,541	176,334	11,500	112	(1,002)	195,485
Intercompany notes receivable	105,446	—	—	—	(105,446)	—
Investments in subsidiaries	(628,481)	91,378	—	—	537,103	—
Property and equipment	—	65,897	174	271	—	66,342
Goodwill	419,752	26,409	58	10,944	280	457,443
Other intangibles	329,891	47,655	250	8,406	—	386,202
Restricted investments	3,390	—	—	—	—	3,390
Deferred income taxes	28,200	321	(108)	561	(28,974)	—
Deferred financing fees	—	13,055	—	—	—	13,055
Investment in trust common securities	3,261	—	—	—	—	3,261
Other assets	—	1,676	25	972	—	2,673

Total assets	$270,000	$422,725	$11,899	$21,266	$401,961	$1,127,851

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$29,997	$655	$621	$—	$31,273
Current portion of senior term loans	—	3,200	—	—	—	3,200
Current portion of capitalized lease and other obligations	—	31	—	—	—	31
Additional acquisition consideration	—	12,387	—	—	—	12,387
Accrued expenses:
Salaries and wages	—	5,303	110	215	—	5,628
Pricing allowances	—	5,291	—	437	—	5,728
Income and other taxes	(549)	2,342	15	445	—	2,253
Interest	—	2,203	—	—	—	2,203
Deferred compensation	364	—	—	—	—	364
Other accrued expenses	—	8,762	39	406	—	9,207

Total current liabilities	(185)	69,516	819	2,124	—	72,274

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

17.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Balance Sheet (Unaudited)

As of December 31, 2011

(Amounts in thousands)

	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust - ments	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY(CONTINUED)
Intercompany debt payable	—	105,446	—	—	(105,446)	—
Long term senior term loans	—	310,550	—	—	—	310,550
Long term portion of capitalized lease and other obligations	—	103	—	—	—	103
Long term senior notes	—	204,248	—	—	—	204,248
Junior subordinated debentures	115,411	—	—	—	—	115,411
Deferred compensation	3,390	—	—	—	—	3,390
Deferred income taxes, net	149,704	448	199	3,253	(29,716)	123,888
Other non-current liabilities	—	7,193	—	—	—	7,193

Total liabilities	268,320	697,504	1,018	5,377	(135,162)	837,057

Common stock with put options:
Common stock, $.01 par, 5,000 shares authorized, 198.4 issued and outstanding at December 31, 2011	12,247	—	—	—	—	12,247
Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock:
Preferred stock, $.01 par, 5,000 shares authorized,none issued and outstanding at December 31, 2011	—	—	—	—	—	—
Common Stock:
Common stock, $.01 par, 5,000 shares authorized, 4,801.6 issued and outstanding at December 31, 2011	—	—	50	—	(50)	—
Additional paid-in capital	117,221	(68,624)	10,306	16,437	221,204	296,544
Accumulated deficit	(127,788)	(206,155)	525	113	315,488	(17,817)
Accumulated other comprehensive loss	—	—	—	(661)	481	(180)

Total stockholders’ equity	(10,567)	(274,779)	10,881	15,889	537,123	278,547

Total liabilities and stockholders’ equity	$270,000	$422,725	$11,899	$21,266	$401,961	$1,127,851

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

17.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Statement of Cash Flows (Unaudited)

For the nine months ended September 30, 2012

(Amounts in thousands)

	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust- ments	Consolidated
Cash flows from operating activities:
Net income (loss)	$(9,805)	$9,615	$463	$(695)	$(2)	$(424)
Adjustments to reconcile net income (loss) to net cash providedby (used for) operating activities:
Depreciation and amortization	13,544	18,847	70	357	—	32,818
Dispositions of property and equipment	—	270	4	—	—	274
Deferred income tax provision (benefit)	(2,790)	(72)	346	(89)	—	(2,605)
Deferred financing and original issue discount amortization	(235)	1,851	—	—	—	1,616
Other non-cash interest and change in value of interest rate swap	—	(578)	—	—	—	(578)
Changes in operating items:
Accounts receivable	—	(11,712)	(905)	(783)	—	(13,400)
Inventories	—	(14,531)	523	(1,321)	2	(15,327)
Other assets	—	(4,791)	46	2,490	—	(2,255)
Accounts payable	—	2,596	(104)	(323)	—	2,169
Interest payable on junior subordinated debentures	1,019	—	—	—	—	1,019
Other accrued liabilities	194	20,099	102	295	(9,175)	11,515
Other items, net	(1,927)	(8,673)	18	(153)	9,175	(1,560)

Net cash provided by (used for) operating activities	—	12,921	563	(222)	—	13,262

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	—	3	—	—	3
Capital expenditures	—	(17,193)	(124)	(138)	—	(17,455)

Net cash used for investing activities	—	(17,193)	(121)	(138)	—	(17,452)

Cash flows from financing activities:
Repayments of senior term loans	—	(2,400)	—	—	—	(2,400)
Borrowings of revolving credit loans	—	19,000	—	—	—	19,000
Repayments of revolving credit loans	—	(7,000)	—	—	—	(7,000)
Payment of additional acquisition consideration	—	(12,387)	—	—	—	(12,387)
Borrowings of capitalized lease obligations	—	130	—	—	—	130
Principal payments under capitalized lease obligations	—	(30)	—	—	—	(30)

Net cash used for financing activities	—	(2,687)	—	—	—	(2,687)

Net (decrease) increase in cash and cash equivalents	—	(6,959)	442	(360)	—	(6,877)
Cash and cash equivalents at beginning of period	1	8,852	547	2,627	—	12,027

Cash and cash equivalents at end of period	$1	$1,893	$989	$2,267	$—	$5,150

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

17.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Statement of Cash Flows (Unaudited)

For the nine months ended September 30, 2011

(Amounts in thousands)

	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust- ments	Consolidated

Cash flows from operating activities:
Net income (loss)	$(10,188)	$3,297	$2,619	$(128)	$104	$(4,296)
Adjustments to reconcile net loss to net cash (used for)provided by operating activities:
Depreciation and amortization	13,825	13,821	3,505	54	—	31,205
Dispositions of property and equipment	—	42	11	—	—	53
Deferred income tax provision (benefit)	(3,586)	(425)	2,288	(113)	—	(1,836)
Deferred financing and original issue discount amortization	(320)	1,802	—	—	—	1,482
Other non-cash interest and change in value of interest rate swap	—	1,274	—	—	—	1,274
Changes in operating items:
Accounts receivable	—	(14,839)	1,463	(1,601)	—	(14,977)
Inventories	—	(5,076)	5,792	(56)	(104)	556
Other assets	—	1,145	(3,778)	1,311	—	(1,322)
Accounts payable	—	186	(379)	(37)	—	(230)
Other accrued liabilities	(195)	14,247	(1,468)	445	(9,175)	3,854
Other items, net	464	(557)	(8,980)	(101)	9,175	1

Net cash provided by (used for) operating activities	—	14,917	1,073	(226)	—	15,764

Cash flows from investing activities:
TagWorks acquisition	—	(40,359)	—	—	—	(40,359)
Capital expenditures	—	(12,866)	(522)	(92)	—	(13,480)

Net cash used for investing activities	—	(53,225)	(522)	(92)	—	(53,839)

Cash flows from financing activities:
Repayments of senior term loans	—	(2,175)	—	—	—	(2,175)
Borrowings of revolving credit loans	—	9,444	—	—	—	9,444
Repayments of revolving credit loans	—	(14,444)	—	—	—	(14,444)
Principal payments under capitalized lease obligations	—	(22)	—	—	—	(22)
Borrowings of senior notes	—	50,000	—	—	—	50,000
Premium on senior notes	—	4,625	—	—	—	4,625
Financing fees, net	—	(2,622)	—	—	—	(2,622)

Net cash provided by financing activities	—	44,806	—	—	—	44,806

Net (decrease) increase in cash and cash equivalents	—	6,498	551	(318)	—	6,731
Cash and cash equivalents at beginning of period	1	5,166	1,119	1,299	—	7,585

Cash and cash equivalents at end of period	$1	$11,664	$1,670	$981	$—	$14,316

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

Effective April 18, 2011, the Company completed an amendment to the credit agreement governing its Senior Facilities. The Senior Facilities amendment eliminated the total leverage and interest coverage covenants and reduced the secured leverage covenant to 4.75x with no future step downs. The term loan pricing was modified to reduce the Eurodollar Margin and the Base Rate Margin by 25 basis points and reduce the floor on Eurodollar and Base Rate Loans by an additional 25 basis points. In connection with the amendment to the credit agreement, the Company incurred loan discount costs of $1.25 million. As the modification of the Senior Facilities agreement was not substantial, the unamortized loan discount and debt issuance costs will be amortized over the term of the amended Senior Facilities. The Company was in compliance with all provisions and covenants of the amended Senior Facilities as of September 30, 2012.

Effective November 4, 2011, the Company entered into a Joinder Agreement to its credit agreement under the existing Senior Facilities (the “2011 Incremental Facility”). The Incremental Facility increased the aggregate term loan commitments available to Hillman Group under the Senior Facilities by $30.0 million. In connection with the 2011 Incremental Facility, the Company incurred loan discount costs of $0.75 million. As the modification of the Senior Facilities agreement was not substantial, the unamortized loan discount costs will be amortized over the term of the amended Senior Facilities. The aggregate principal amount of commitments under the Senior Facilities, after giving effect to the 2011 Incremental Facility, is $350.0 million. The Company used the proceeds for general corporate purposes.

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

Recent Developments

On November 7, 2012, Hillman Group closed on an Incremental Senior Secured Delayed Draw Term Loan of up to $76.8 million with respect to the Company’s Senior Secured Credit Facilities (the “2012 Incremental Facility”). Proceeds of the 2012 Incremental Facility will be used for general corporate purposes, including the ability to fund potential acquisitions.

Results of Operations

The following analysis of results of operations includes a brief discussion of the factors that affected the Company’s operating results and a comparative analysis of the periods for the three months ended September 30, 2012 and 2011.

	Three Months		Three Months
	Ended		Ended
	September 30,		September 30,
	2012	% of	2011	% of
(dollars in thousands)	Amount	Total	Amount	Total
Net sales	$148,169	100.0%	$137,577	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	73,291	49.5%	68,685	49.9%
Selling	22,671	15.3%	21,624	15.7%
Warehouse & delivery	14,998	10.1%	14,538	10.6%
General & administrative	13,143	8.9%	5,283	3.8%
Acquisition and integration expenses (a)	343	0.2%	332	0.2%
Depreciation	4,945	3.3%	5,590	4.1%
Amortization	5,466	3.7%	5,297	3.9%
Management and transaction fees to related party	122	0.1%	55	0.0%
Other (income) expense	(391)	-0.3%	1,318	1.0%

Income from operations	13,581	9.2%	14,855	10.8%
Interest expense, net	10,266	6.9%	10,007	7.3%
Interest expense on junior subordinated notes	3,152	2.1%	3,152	2.3%
Investment income on trust common securities	(95)	-0.1%	(95)	-0.1%

Income before income taxes	258	0.2%	1,791	1.3%
Income tax provision (benefit)	(849)	-0.6%	337	0.2%

Net income	$1,107	0.7%	$1,454	1.1%

(a)	Represents charges for investment banking, legal and other professional fees incurred in connection with the Merger Transaction, Servalite Acquisition, TagWorks Acquisition, Ook Acquisition and the start-up of operations for Hillman Australia.

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

The Three Months Ended September 30, 2012 vs the Three Months Ended September 30, 2011

Revenues

Net sales for the three months ended September 30, 2012 were $148.2 million compared to net sales for the three months ended September 30, 2011 of $137.6 million. The increase in revenue of $10.6 million was primarily attributable to the newly acquired Ook business which contributed approximately $3.5 million in incremental net sales to the third quarter of 2012. An improvement in retail activity and new product penetration together with pricing actions taken in early 2012 resulted in further revenue improvement over the prior year in our Franchise and Independent hardware accounts, Engraving accounts and the All Points division.

Expenses

Operating expenses were substantially more for the three months ended September 30, 2012 than the three months ended September 30, 2011. The primary reasons for the increase in operating expenses were the settlement of the Hy-Ko Products antitrust case and the increase in legal cost related to the Hy-Ko Products patent infringement and antitrust litigation together with the inclusion of the newly acquired Ook business in the third quarter of 2012. The following changes in underlying trends impacted the change in operating expenses:

•

The Company’s cost of sales expense was $73.3 million, or 49.5% of net sales in the three months ended September 30, 2012 compared to $68.7 million, or 49.9% of net sales in the three months ended September 30, 2011. The cost of sales percentage in the 2012 period was less than the comparable 2011 period as a result of favorable changes in product cost and sales mix.

•

Selling expense was $22.7 million, or 15.3% of net sales in the three months ended September 30, 2012 compared to $21.6 million, or 15.7% of net sales in the three months September 30, 2011. The higher sales volume in the 2012 period resulted in higher variable service cost than the prior year period. However, the selling expense was favorable to the prior year period when expressed as a percentage of sales primarily from reductions in marketing and travel cost.

•

Warehouse and delivery expense was $15.0 million, or 10.1% of net sales, in the third quarter of 2012 compared to $14.5 million, or 10.6% of net sales in the third quarter of 2011. The higher sales volume in the 2012 period resulted in higher overall costs for warehouse labor and freight used to process and deliver customer orders. However, as a result of operating efficiencies, these costs decreased from the prior year when expressed as a percentage of net sales.

•

G&A expenses were $13.1 million in the third quarter of 2012 compared to $5.3 million in the third quarter of 2011. The increase in G&A expenses was primarily the result of the settlement cost of the previously pending Hy-Ko Products antitrust case and higher legal expense on the Hy-Ko Products patent infringement and antitrust cases.

•

Amortization expense was $5.5 million in the third quarter of 2012 compared to $5.3 million in the third quarter of 2011. The higher amount of amortization expense for the 2012 period was due to the increase in intangible assets, subject to amortization, acquired as a result of the Ook Acquisition.

•

Interest expense, net, was $10.3 million in the third quarter of 2012 compared to $10.0 million in the third quarter of 2011. The increase in interest expense was primarily the result of the Company’s higher borrowing level during the third quarter of 2012 compared to the same period of 2011.

The following analysis of results of operations includes a brief discussion of the factors that affected the Company’s operating results and a comparative analysis of the periods for the nine months ended September 30, 2012 and 2011.

(dollars in thousands)	Nine Months Ended September 30, 2012 Amount	% of Total	Nine Months Ended September 30, 2011 Amount	% of Total
Net sales	$423,783	100.0%	$384,267	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	209,830	49.5%	190,566	49.6%
Selling	68,859	16.2%	64,740	16.8%
Warehouse & delivery	43,949	10.4%	41,622	10.8%
General & administrative	30,098	7.1%	19,450	5.1%
Acquisition and integration expenses (a)	807	0.2%	2,112	0.5%
Depreciation	16,452	3.9%	15,831	4.1%
Amortization	16,366	3.9%	15,374	4.0%
Management and transaction fees to related party	122	0.0%	55	0.0%
Other (income) expense	(57)	0.0%	880	0.2%

Income from operations	37,357	8.8%	33,637	8.8%
Interest expense, net	30,593	7.2%	30,532	7.9%
Interest expense on junior subordinated notes	9,457	2.2%	9,457	2.5%
Investment income on trust common securities	(284)	-0.1%	(284)	-0.1%

Loss before income taxes	(2,409)	-0.6%	(6,068)	-1.6%
Income tax benefit	(1,985)	-0.5%	(1,772)	-0.5%

Net loss	$(424)	-0.1%	$(4,296)	-1.1%

(a)	Represents charges for investment banking, legal and other professional fees incurred in connection with the Merger Transaction, Servalite Acquisition, TagWorks Acquisition, Ook Acquisition and the start-up of operations for Hillman Australia.

The Nine Months Ended September 30, 2012 vs the Nine Months Ended September 30, 2011

Revenues

Net sales for the nine months ended September 30, 2012 were $423.8 million compared to net sales for the nine months ended September 30, 2011 of $384.3 million. The increase in revenue of $39.5 million was primarily attributable to the newly acquired TagWorks and Ook businesses which contributed approximately $14.7 million in incremental net sales to the first nine months of 2012. An improvement in retail activity and pricing actions taken in early 2012 resulted in further revenue improvement over the prior year in our Franchise and Independent hardware accounts, Regional accounts and the All Points division.

Expenses

Operating expenses were substantially more for the nine months ended September 30, 2012 than the nine months ended September 30, 2011. The primary reasons for the increase in operating expenses were the settlement of the Hy-Ko Products antitrust case and increase in legal cost related to the Hy-Ko Products patent infringement and antitrust litigation together with the inclusion of the newly acquired Ook business in the first nine months of 2012. In addition, the TagWorks business was acquired in March 2011 and therefore it contributed approximately six months of operating expenses to 2011 and nine months of operating expenses to 2012. The following changes in underlying trends impacted the change in operating expenses:

•

The Company’s cost of sales expense was $209.8 million, or 49.5% of net sales in the nine months ended September 30, 2012 compared to $190.6 million, or 49.6% of net sales in the nine months ended September 30, 2011. The cost of sales percentage was comparable for the two periods as unfavorable changes in product cost and sales mix have been offset by pricing actions.

•

Selling expense was $68.9 million, or 16.2% of net sales in the nine months ended September 30, 2012 compared to $64.7 million, or 16.8% of net sales in the nine months ended September 30, 2011. The TagWorks Acquisition and Ook Acquisition contributed to the higher sales volume in the 2012 period which resulted in higher variable service cost than the prior year period. The selling expense was less than the prior year period when expressed as a percentage of sales.

•

Warehouse and delivery expense was $43.9 million, or 10.4% of net sales, in the first nine months of 2012 compared to $41.6 million, or 10.8% of net sales in the first nine months of 2011. The higher sales volume in the 2012 period resulted in higher overall costs for warehouse labor and freight used to process and deliver customer orders. However, as a result of operating efficiencies, these costs decreased from the prior year when expressed as a percentage of net sales.

•

G&A expenses were $30.1 million in the first nine months of 2012 compared to $19.5 million in the first nine months of 2011. The increase in G&A expenses was primarily the result of the settlement cost of the previously pending Hy-Ko Products antitrust case and higher legal expense on the Hy-Ko Products patent infringement and antitrust cases.

•

Acquisition and integration expenses for the Ook Acquisition were $0.8 million in the first nine months of 2012 compared to $2.1 million in the first nine months of 2011 in connection with the Merger Transaction, the Servalite Acquisition, the TagWorks Acquisition and the start-up of operations for Hillman Australia.

•

Depreciation expense was $16.5 million in the first nine months of 2012 compared to $15.8 million in the first nine months of 2011. The increase in depreciation of $0.7 million was primarily attributable to the increase in fixed assets subject to depreciation acquired in the TagWorks Acquisition.

•

Amortization expense was $16.4 million in the first nine months of 2012 compared to $15.4 million in the first nine months of 2011. The higher amount of amortization expense for the 2012 period was due to the increase in intangible assets, subject to amortization, acquired as a result of the TagWorks Acquisition and Ook Acquisition.

•

Interest expense, net, was $30.6 million in the first nine months of 2012 compared to $30.5 million in the first nine months of 2011. The interest expense was comparable as a result of a one-time $1.5 million interest expense in 2011 for de-designating the interest rate swap which was partially offset by an increase in 2012 interest expense for the $50 million in 10.875% Senior Notes which were used in the 2011 for the TagWorks Acquisition and other corporate purposes.

Income Taxes

In the nine month period ended September 30, 2012, the Company recorded an income tax benefit of $2.0 million on a pre-tax loss of $2.4 million. In the three month period ended September 30, 2012, the Company recorded an income tax benefit of $849 thousand on pre-tax income of $258 thousand. The effective income tax rates were 82.4% and -329.1% for the nine and three month periods ended September 30, 2012 respectively.

In the nine month period ended September 30, 2011, the Company recorded an income tax benefit of $1.8 million on a pre-tax loss of $6.1 million. In the three month period ended September 30, 2011, the Company recorded an income tax provision of $337 thousand on pre-tax income of $1.8 million. The effective income tax rates were 29.2% and 18.8% for the nine month and three month periods ended September 30, 2011, respectively.

The difference between the effective income tax rate and the federal statutory rate in the nine month and three month periods ended September 30, 2012 was affected by a reversal of a reserve recorded for unrecognized tax benefits due to the expiration of the statute of limitations from an earlier tax period. The difference is also due in part to a valuation reserve recorded to offset the deferred tax assets of a foreign subsidiary. The effective income tax rate in the three month period ended September 30, 2012 was also affected by the change of the estimated annual effective tax rate used to compute the interim tax provision, as required by ASC 740-270, the accounting guidance established for computing income taxes in interim periods. The net effect of the change was recorded in the current period, as required by the accounting standard. The remaining differences between the effective income tax rate and the federal statutory rate in the nine month and three month periods ended September 30, 2012 was primarily due to state and foreign income taxes.

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

Liquidity and Capital Resources

Cash Flows

The statements of cash flows reflect the changes in cash and cash equivalents for the nine months ended September 30, 2012 and the nine months ended September 30, 2011 by classifying transactions into three major categories: operating, investing and financing activities.

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2012 of $13.3 million was the result of the net loss adjusted for non-cash items of $31.1 million for depreciation, amortization, deferred taxes, deferred financing and non-cash interest which was offset by cash related adjustments of $17.8 million for routine operating activities represented by changes in accounts receivable, inventories, accounts payable, accrued liabilities and other assets. In the first nine months of 2012, routine operating activities used cash through an increase in accounts receivable of $13.4 million, an increase in inventories of $15.3 million, an increase in other assets of $2.3 million and other of $1.6 million. This was partially offset by an increase in other accrued liabilities of $11.5 million, an increase in accounts payable of $2.2 million and an increase of $1.0 million in interest payable on the junior subordinated debentures. In the first nine months of 2012, the increase in other accrued liabilities and non-cash items such as depreciation and amortization were instrumental in providing positive cash flows from operating activiites for the period.

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

Investing Activities

Net cash used for investing activities was $17.5 million for the nine months ended September 30, 2012. Capital expenditures for the nine months totaled $17.5 million, consisting of $8.6 million for key duplicating machines, $4.7 million for engraving machines, $3.1 million for computer software and equipment and $1.1 million for machinery and equipment.

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

Financing Activities

Net cash used for financing activities was $2.7 million for the nine months ended September 30, 2012. The Company used cash to pay $12.4 million of additional acquisition consideration to the sellers of TagWorks and $2.4 million for principal payments on the senior term loans under the Senior Facilities. This was partially offset by the net cash provided from the net borrowing of $12.0 million on the revolving credit facility.

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

The Company’s working capital (current assets minus current liabilities) position of $143.4 million as of September 30, 2012, represents an increase of $20.2 million from the December 31, 2011 level of $123.2 million as follows:

(dollars in thousands)

Amount
Decrease in cash and cash equivalents	$(6,877)
Increase in accounts receivable, net	13,450
Increase in inventories, net	14,924
Increase in other current assets	1,859
Decrease in deferred taxes	(378)
Increase in accounts payable	(2,169)
Increase in current portion of capital lease & other obligations	(31)
Increase in interest payable on junior subordinated debentures	(1,019)
Decrease in additional acquisition consideration	12,387
Decrease in accrued salaries and wages	677
Increase in accrued pricing allowances	(674)
Increase in accrued income and other taxes	(525)
Increase in accrued interest	(5,456)
Increase in other accrued liabilities	(5,935)

Net increase in working capital for the nine months ended September 30, 2012	$20,233

The increase in the Company’s working capital as of September 30, 2012 was primarily the result of the increase in accounts receivables and inventory and the decrease in additional acquisition consideration which were partially offset by the decrease in cash and the increase in accounts payable, accrued interest and accrued liabilities.

Contractual Obligations

The Company’s contractual obligations in thousands of dollars as of September 30, 2012:

		Payments Due
Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Junior Subordinated Debentures (1)	$115,176	$—	$—	$—	$115,176
Interest on Jr Subordinated Debentures	183,471	12,231	24,463	24,463	122,314
Senior Term Loans	313,175	3,200	6,400	303,575	—
Bank Revolving Credit Facility	12,000	—	—	12,000	—
10.875% Senior Notes	200,000	—	—	—	200,000
KeyWorks License Agreement	3,370	454	860	800	1,256
Interest Payments (2)	184,600	37,395	74,357	53,796	19,052
Operating Leases	48,464	6,611	11,198	9,048	21,607
Deferred Compensation Obligations	4,124	762	1,524	1,524	314
Capital Lease Obligations	258	71	130	57	—
Purchase Obligations	263	263	—	—	—
Other Obligations	2,711	1,923	630	158	—
Uncertain Tax Position Liabilities	3,002	—	—	—	3,002

Total Contractual Cash Obligations (3)	$1,070,614	$62,910	$119,562	$405,421	$482,721

(1)	The junior subordinated debentures liquidation value is approximately $108,704.
(2)	Interest payments for borrowings under the Senior Facilities and with regard to the 10.875% Senior Notes. Interest payments on the variable rate senior term loans were calculated using the actual interest rate of 5.00% as of September 30, 2012, excluding possible impact of 2010 Swap. Interest payments on the 10.875% Senior Notes were calculated at their fixed rate.
(3)	All of the contractual obligations noted above are reflected on the Company’s condensed consolidated balance sheet as of September 30, 2012 except for the interest payments, purchase obligations and operating leases.

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

As of September 30, 2012, the Company had no material purchase commitments for capital expenditures.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Borrowings

As of September 30, 2012, the Company had $12.8 million available under the Senior Facilities. The Company had approximately $325.4 million of outstanding debt under its Senior Facilities at September 30, 2012, consisting of $313.2 million in a term loan, $12.0 million in Revolver borrowings and $0.2 million in capitalized lease obligations. The term loan consisted of a $313.2 million Term B-2 Loan at an interest rate of 5.0%. The Revolver borrowings consisted of $11.0 million at an interest rate of 5.5% and $1.0 million at an interest rate of 6.0%. The capitalized lease obligations were at various interest rates.

At September 30, 2012 and December 31, 2011, the Company borrowings were as follows:

	September 30, 2012			December 31, 2011
(dollars in thousands)	Facility Amount	Outstanding Amount	Interest Rate	Facility Amount	Outstanding Amount	Interest Rate

Term B-2 Loan		$313,175	5.00%		$315,575	5.00%
Revolving credit facility	$30,000	12,000	5.5-6.0%	$30,000	—	—
Capital leases & other obligations		234	various		134	various

Total secured credit		325,409			315,709
10.875% Senior notes		200,000	10.875%		200,000	10.875%

Total borrowings		$525,409			$515,709

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

Effective November 4, 2011, the Company entered into the 2011 Incremental Facility. The 2011 Incremental Facility increased the aggregate term loan commitments available to Hillman Group under the Senior Facilities by $30 million. In connection with the 2011 Incremental Facility, the Company incurred loan discount costs of $0.75 million. As the modification of the Senior Facilities agreement was not substantial, the unamortized loan discount costs will be amortized over the term of the amended Senior

Facilities. The aggregate principal amount of commitments under the Senior Facilities, after giving effect to the 2011 Incremental Facility, is $350.0 million. The Company used the proceeds for general corporate purposes.

The Company’s Senior Facilities require the maintenance of a secured leverage ratio described above which limits the ability of the Company to incur debt, make investments, make dividend payments to holders of the Trust Preferred Securities or undertake certain other business activities. Upon the occurrence of an event of default under the credit agreements, all amounts outstanding, together with accrued interest, could be declared immediately due and payable by our lenders. Below are the calculations of the financial covenant, as amended on April 18, 2011, with the Senior Facilities requirement for the twelve trailing months ended September 30, 2012:

(dollars in thousands)	Actual	Ratio Requirement

Secured Leverage Ratio
Senior term loan balance	$313,175
Revolver	12,000
Capital leases and other credit obligations	234

Total debt	$325,409

Adjusted EBITDA (1)	$103,183
Leverage ratio (must be below requirement)	3.15	4.75

(1)	Adjusted EBITDA for the twelve months ended September 30, 2012 is defined as income from operations ($42,173), plus depreciation ($21,954), amortization ($21,709), restructuring costs ($1,937), acquisition and integration costs ($1,500), litigation related costs ($11,954), foreign exchange gains ($620), management fees ($177) and other ($2,399).

Critical Accounting Policies and Estimates

Significant accounting policies and estimates are summarized in the notes to the condensed consolidated financial statements. Some accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate. Management believes these estimates and assumptions are reasonable based on the facts and circumstances as of September 30, 2012, however, actual results may differ from these estimates under different assumptions and circumstances.

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

Accounts Receivable and Allowance for Doubtful Accounts:

The Company establishes the allowance for doubtful accounts using the specific identification method and also provides a reserve in the aggregate. The estimates for calculating the aggregate reserve are based on historical information. Increases to the allowance for doubtful accounts result in a corresponding expense. The Company writes off individual accounts receivable accounts when they become uncollectible. The allowance for doubtful accounts was $559 thousand as of September 30, 2012 and $641 thousand as of December 31, 2011.

Inventory Realization:

Inventories consisting predominantly of finished goods are valued at the lower of cost or market, cost being determined principally on the weighted average cost method. Excess and obsolete inventories are carried at net realizable value. The historical usage rate is the primary factor used by the Company in assessing the net realizable value of excess and obsolete inventory. A reduction in the carrying value of an inventory item from cost to market is recorded for inventory with no usage in the preceding twenty-four month period or with on hand quantities in excess of twenty-four months average usage. The inventory reserve amounts were $6.6 million as of September 30, 2012 and $7.4 million as of December 31, 2011.

Goodwill and Other Intangible Assets:

Goodwill represents the excess purchase cost over the fair value of net assets of companies acquired in business combinations. Goodwill is an indefinite lived asset and is tested for impairment at least annually or more frequently if a triggering event occurs. The Company considers The Hillman Group Canada, LTD., SunSource Integrated Services de Mexico SA de CV, The Hillman Group Australia, PTY., and All Points as separate reporting units and the remaining operations a fifth reporting unit for goodwill impairment testing purposes. If the carrying amount of goodwill is greater than the fair value, impairment may be present. The Company uses an independent appraiser to assess the value of its goodwill based on a discounted cash flow model and multiple of earnings. Assumptions critical to the Company’s fair value estimates under the discounted cash flow model include the discount rate, projected average revenue growth and projected long-term growth rates in the determination of terminal values.

The Company also evaluates indefinite-lived intangible assets (primarily trademarks and trade names) for impairment annually. The Company also tests for impairment if events and circumstances indicate that it is more likely than not that the fair value of an indefinite-lived intangible asset is below its carrying amount. Assumptions critical to the Company’s evaluation of indefinite-lived intangible assets for impairment include: the discount rate, royalty rates used in its evaluation of trade names, projected average revenue growth, and projected long-term growth rates in the determination of terminal values. An impairment charge is recorded if the carrying amount of an indefinite-lived intangible asset exceeds the estimated fair value on the measurement date. No impairment charges were recorded in the nine month periods ended September 30, 2012 and 2011.

Long-Lived Assets:

The Company evaluates its long-lived assets for financial impairment and will continue to evaluate them based on the estimated undiscounted future cash flows as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. No impairment charges were recognized for long-lived assets in the nine month periods ended September 30, 2012 and 2011.

Risk Insurance Reserves:

The Company self-insures its product liability, automotive, workers’ compensation and general liability losses up to $250.0 thousand per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences in excess of $250.0 thousand up to $40.0 million. The two risk areas involving the most significant accounting estimates are workers’ compensation and automotive liability. Actuarial valuations performed by the Company’s outside risk insurance expert were used to form the basis for workers’ compensation and automotive liability loss reserves. The actuary contemplated the Company’s specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes the liability recorded for such risk insurance reserves is adequate as of September 30, 2012, but due to judgments inherent in the reserve estimation process, it is possible the ultimate costs will differ from this estimate.

The Company self-insures its group health claims up to an annual stop loss limit of $200.0 thousand per participant. Aggregate coverage is maintained for annual group health insurance claims in excess of 125% of expected claims. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves. The Company believes the liability recorded for such insurance reserves is adequate as of September 30, 2012, but due to judgments inherent in the reserve estimation process, it is possible the ultimate costs will differ from this estimate.

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

Based on the Company’s exposure to variable rate borrowings at September 30, 2012, a one percent (1%) change in the weighted average interest rate for a period of one year would change the annual interest expense by approximately $2.1 million.

The Company is exposed to foreign exchange rate changes of the Australian, Canadian and Mexican currencies as it impacts the $29.5 million tangible and intangible net asset value of its Australian, Canadian and Mexican subsidiaries as of September 30, 2012. The foreign subsidiaries net tangible assets were $9.1 million and the net intangible assets were $20.4 million as of September 30, 2012. Management considers the Company’s exposure to foreign currency translation gains or losses to be immaterial.

Item 4.

Controls and Procedures

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, which included the matters discussed below, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period ended September 30, 2012, in ensuring that material information relating to the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Prior Material Weakness

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner. Management determined that the Company’s internal control over financial reporting was not effective during 2011 as a result of the material weakness related to a number of deficiencies in the design and operating effectiveness of certain information technology (“IT”) controls that have a direct impact on our financial reporting. In particular, deficiencies existed with monitoring controls surrounding both change management and administrative system access. In 2011, the IT department went through organizational and operational change, which impacted operating procedures and directly contributed to the noted deficiencies.

Remediation of Material Weakness

During the nine month period ended September 30, 2012, the Company implemented controls and enhanced procedures to address the material weakness in internal control over financial reporting described above. Management has taken appropriate and reasonable steps to make the necessary improvements to remediate this material weakness in internal control over financial reporting. In particular, a senior level manager has been assigned responsibility for internal controls within the IT department and management has enhanced monitoring controls over change management and administrative system access.

Changes in Internal Control over Financial Reporting

Other than the changes described above, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3. – Defaults Upon Senior Securities.

Not Applicable

Item 4. – Mine Safety Disclosures.

Not Applicable

Item 5. – Other Information.

Not Applicable

Item 6. – Exhibits.

a)	Exhibits, including those incorporated by reference.

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act.

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act.

32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 **	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the Securities and Exchange Commission on November 14, 2012, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, (iv) Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2012 and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
**	This exhibit will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HILLMAN COMPANIES, INC.

/S/ ANTHONY A. VASCONCELLOS	/S/ HAROLD J. WILDER
Anthony A. Vasconcellos	Harold J. Wilder
Chief Financial Officer	Controller
(Chief Accounting Officer)

DATE: November 14, 2012