Form 10-K
period 2012-12-31
HILLMAN COMPANIES INC
filed 2013-03-29
CIK 1029831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

On March 29, 2013, 5,000 shares of the Registrant’s common stock were issued and outstanding and 4,217,724 Trust Preferred Securities were issued and outstanding by the Hillman Group Capital Trust. The Trust Preferred Securities trade on the NYSE Amex under the symbol HLM.Pr. The aggregate market value of the Trust Preferred Securities held by non-affiliates at June 29, 2012 was $125,899,061.

PART I

Item 1 – Business.

General

The Hillman Companies, Inc. and its wholly owned subsidiaries (collectively “Hillman” or the “Company”) are one of the largest providers of hardware-related products and related merchandising services to retail markets in North America. The Company’s principal business is operated through its wholly-owned subsidiary, The Hillman Group, Inc. (the “Hillman Group”), which had net sales of approximately $555.5 million in 2012. The Hillman Group sells its products to hardware stores, home centers, mass merchants, pet supply stores, and other retail outlets principally in the United States, Canada, Mexico, Australia, Latin America and the Caribbean. Product lines include thousands of small parts such as fasteners and related hardware items; threaded rod and metal shapes; keys, key duplication systems and accessories; builder’s hardware; and identification items, such as tags and letters, numbers, and signs. The Company supports its product sales with value added services including design and installation of merchandising systems and maintenance of appropriate in-store inventory levels.

The Company’s headquarters are located at 10590 Hamilton Avenue, Cincinnati, Ohio. The Company maintains a website at http://www.hillmangroup.com. Information contained or linked on our website is not incorporated by reference into this annual report and should not be considered a part of this annual report.

Background

On May 28, 2010, Hillman was acquired by affiliates of Oak Hill Capital Partners (“OHCP”) and certain members of Hillman’s management and Board of Directors. Pursuant to the terms and conditions of an Agreement and Plan of Merger dated as of April 21, 2010, the Company was merged with an affiliate of OHCP with the Company surviving the merger (the “Merger Transaction”). As a result of the Merger Transaction, Hillman is a wholly-owned subsidiary of OHCP HM Acquisition Corp. (“Holdco”). The total consideration paid in the Merger Transaction was $832.7 million which includes $11.5 million for the Quick-Tag™ license and related patents, repayment of outstanding debt and the net value of the Company’s outstanding junior subordinated debentures ($105.4 million liquidation value, net of $3.3 million in trust common securities, at the time of the merger).

Prior to the Merger Transaction, affiliates of Code Hennessy & Simmons LLC (“CHS”) owned 49.3% of the Company’s outstanding common stock and 54.6% of the Company’s voting common stock, Ontario Teacher’s Pension Plan (“OTPP”) owned 28.0% of the Company’s outstanding common stock and 31.0% of the Company’s voting common stock and HarbourVest Partners VI owned 8.7% of the Company’s outstanding common stock and 9.7% of the Company’s voting common stock. Certain current and former members of management owned 13.7% of the Company’s outstanding common stock and 4.4% of the Company’s voting common stock. Other investors owned 0.3% of the Company’s outstanding common stock and 0.3% of the Company’s voting common stock.

The Company’s consolidated statements of comprehensive income, cash flows and changes in stockholders’ equity for the periods presented prior to May 28, 2010 are referenced herein as the predecessor financial statements (the “Predecessor” or “Predecessor Financial Statements”). The Company’s consolidated balance sheets and its related statements of comprehensive income, cash flows and changes in stockholders’ equity for the periods presented subsequent to the Merger Transaction are referenced herein as the successor financial statements (the “Successor” or “Successor Financial Statements”). The Predecessor Financial Statements do not reflect certain transaction amounts that were incurred at the close of the Merger Transaction. Such transaction amounts include the write-off of $5.0 million in deferred financing fees associated with the Predecessor debt obligations.

Recent Developments

Effective February 14, 2013, the Company completed an amendment to the credit agreement governing its Senior Facilities. The Senior Facilities amendment modified the term loan pricing to reduce the Eurodollar Margin by 50 basis points and reduce the Eurodollar floor on Eurodollar Loans by an additional 25 basis points. This amendment modified the term loan pricing to reduce the Base Rate Margin by 50 basis points and reduce the floor on Base Rate Loans by an additional 25 basis points. This amendment also extends the maturity date of the Senior Facilities by one year to May 28, 2017.

On February 19, 2013, pursuant to the terms of the previously announced plan of arrangement dated December 17, 2012, the Company acquired all of the issued and outstanding Class A common shares of H. Paulin & Co., Limited (“Paulin”) and Paulin became an indirect wholly owned subsidiary of the Company (the “Paulin Acquisition”). The aggregate purchase price of the Paulin Acquisition was approximately C$105.7 million paid in cash.

Paulin is a leading Canadian distributor and manufacturer of fasteners, fluid system products, automotive parts and retail hardware components. Paulin’s distribution facilities are located across Canada in Vancouver, Edmonton, Winnipeg, Toronto, Montreal and Moncton, as well as in Flint, Michigan and Cleveland, Ohio. Paulin’s four manufacturing facilities are located in Ontario, Canada. Annual revenues of Paulin for 2011 were approximately C$139.0 million.

The Hillman Group

The Company is organized as five separate business segments, the largest of which is (1) The Hillman Group operating primarily in the United States. The other business segments consist of subsidiaries of the Hillman Group operating in (2) Canada under the name The Hillman Group Canada, Ltd., (3) Mexico under the name SunSource Integrated Services de Mexico SA de CV, (4) Florida under the name All Points Industries, Inc. and (5) Australia under the name The Hillman Group Australia Pty. Ltd. The Hillman Group provides merchandising services and products such as fasteners and related hardware items; threaded rod and metal shapes; keys, key duplication systems and accessories; builder’s hardware; and identification items, such as tags and letters, numbers and signs, to retail outlets, primarily hardware stores, home centers and mass merchants, pet supply stores, grocery stores and drug stores. Through its field sales and service organization, Hillman complements its extensive product selection with value-added services for the retailer.

Hillman markets and distributes approximately 80,000 stock keeping units (“SKUs”) of small, hard-to-find and hard-to-manage hardware items. Hillman functions as a merchandising manager for retailers and supports these products with in-store service, high order fill rates and rapid delivery of products sold. Sales and service representatives regularly visit retail outlets to review stock levels, reorder items in need of replacement, and interact with the store management to offer new product and merchandising ideas. Thousands of items can be actively managed with the retailer experiencing a substantial reduction in in-store labor costs and replenishment paperwork. Service representatives also assist in organizing the products in a consumer-friendly manner. Hillman complements its broad range of products with value-added merchandising services such as displays, product identification stickers, retail price labels, store rack and drawer systems, assistance in rack positioning and store layout, and inventory restocking services. Hillman regularly refreshes retailers’ displays with new products and package designs utilizing color-coding to simplify the shopping experience for consumers and improve the attractiveness of individual store displays.

The Company ships its products from 12 strategically located distribution centers in the United States, Canada, Mexico and Australia, (See Item 2 – Properties)and is recognized for providing retailers with industry leading fill-rates and lead times. Hillman’s main distribution centers utilize state-of-the-art warehouse management systems (“WMS”) to ship customer orders within 48 hours while achieving a 97.1% order fill rate. Hillman utilizes third-party logistics providers to warehouse and ship customer orders in Mexico and Australia.

Hillman also designs, manufactures and markets industry-leading identification and duplication equipment for home, office, automotive and specialty keys. In early 2000, the Company revolutionized the key duplication market with the patent-protected Axxess Key Duplication System™ which provided to store associates with little or no experience, the ability to accurately identify and duplicate a key. In 2007, Hillman upgraded its key duplication technology with Precision Laser Key™ utilizing innovative digital and laser imaging to identify a key and duplicate the cut-pattern automatically. Through the Company’s creative use of technology and efficient use of inventory management systems, Hillman has proven to be a profitable revenue source within big box retailers. The Company’s duplication systems have been placed in over 13,950 retail locations to date and are supported by Hillman sales and service representatives.

In addition, Hillman applies a variety of innovative options of consumer-operated vending systems for engraving specialty items such as pet identification tags, luggage tags and other engraved identification tags. The Company has developed unique engraving systems leveraging state-of-the-art technologies to provide a customized solution for mass merchant and pet supply retailers. To date, approximately 6,500 Hillman engraving systems have been placed in retail locations which are also supported by Hillman’s sales and service representatives.

Products and Suppliers

Hillman’s vast product portfolio is recognized by top retailers across North America for providing consistent quality and innovation to DIY’ers and professional contractors. The Company’s product strategy concentrates on providing total project solutions for common and unique home improvement projects. Hillman’s portfolio provides retailers the assurance that their shoppers can find the right product at the right price within an ‘easy to shop’ environment.

The Company currently manages a worldwide supply chain of approximately 427 vendors, the largest of which accounted for approximately 6.7% of the Company’s annual purchases and the top five of which accounted for approximately 22.7% of its annual purchases. About 43.1% of Hillman’s annual purchases are from non-U.S. suppliers, with the balance from U.S. manufacturers and master distributors. The Company’s vendor quality control procedures include on-site evaluations and frequent product testing. Vendors are also evaluated based on delivery performance and the accuracy of their shipments.

Fasteners

Fasteners remain the core of Hillman’s business and the product line encompasses more than 64,000 SKUs, which management believes to be one of the largest selections among suppliers servicing the hardware retail segment. The fastener line includes standard and specialty nuts, bolts, washers, screws, anchors, and picture hanging items. Hillman offers zinc, chrome, and galvanized plated steel fasteners in addition to stainless steel, brass, and nylon fasteners in this vast line of products. In addition, the Company carries a complete line of indoor and outdoor project fasteners for use with drywall and deck construction.

The Company keeps the fastener category vibrant and refreshed for retailers by providing a continuous stream of new products. Some of the Company’s latest offerings include an expansion of Hillman’s WeatherMaxx™ Stainless Steel fasteners. The fast-growing category provides consumers with value-added performance in exterior applications and incremental margins for retailers. The new WeatherMaxx™ features a variety of packaging options ensuring consumers find the right quantity for large or small projects. In addition, the new Tite-Series marks Hillman’s expansion into the fast growing and highly profitable construction fastener segment. The Tite-Series features fasteners for common new construction and remodeling projects such as deck building, roof repair, landscaping and gutter repair. The Tite-Series offers enhanced performance with an easy-start, type 17 bit, serrated threads and reduced torque requirements. The program also features an innovative new merchandising format which allows retailers to increase holding power while displaying products in a neat and organized system.

In 2012, the Company developed a new Mass Merchant Fastener program. The new line targets consumers visiting mass merchants, grocery and department stores who desire to purchase their hardware needs while shopping for grocery and general merchandise needs. The product offering provides convenience to the light-duty DIY’er and solutions to the top 100 home improvement projects. The program also features bold color-coded packaging and merchandising allowing consumers to easily navigate the display and locate items quickly. The Company’s management believes that this new line is among the most comprehensive and innovative in this market segment which is growing in popularity due to busy consumers who prefer one-stop shopping superstores. Other new fastener offerings include new hobby and craft hardware, ProCrafter™ woodworking screws, electrical sockets and specialty connectors.

Also in 2012, Hillman expanded its fastener presence beyond retailers’ ‘brick and mortar’ locations by entering into the e-commerce segment. Hillman supported e-commerce requests by posting over 20,000 items available for sale on retailers’ websites. The Company supported direct to store and direct to consumer fulfillment for consumers who chose to order fasteners directly from retailers’ websites. Consumers could visit the retailer’s website, select their desired fasteners, pay by credit card and pick-up their order at the retailer’s store or choose to have the order shipped to the address of the consumer’s choice. The Company plans to continue to support retailers’ requests to expand their on-line offering in 2013.

Fasteners generated approximately 55.6% of the Company’s total revenues in 2012, as compared to 55.2% in 2011.

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

Hillman markets its key duplication system under two brands. The Axxess Precision Key Duplication System™ is marketed to national retailers requiring a key duplication program easily mastered by novice associates, while the Hillman Key Program targets the franchise hardware and independent retailers, with a machine that works well in businesses with lower turnover and highly skilled employees. There are over 13,900 Axxess Programs placed in North American retailers including The Home Depot, Lowe’s, Wal-Mart, Menards, Kmart and Sears.

Hillman introduced the Precision Laser Key System™ in 2007. This system uses a digital optical camera, lasers and proprietary software to scan a customer’s key. The system identifies the key and retrieves the key’s specifications, including the appropriate blank and cutting pattern, from a comprehensive database. This technology automates nearly every aspect of key duplication and provides the ability for every store associate to cut a key accurately. Hillman has placed approximately 1,000 of these key duplicating systems in North American retailers and the Company’s management believes that the Company is well-positioned to capitalize on this relatively new technology.

In 2012, Hillman expanded market testing of the innovative FastKey consumer operated key duplication system. FastKey utilizes technology from the Precision Laser Key System™ and combines a consumer-friendly vending system which allows retail shoppers to duplicate the most popular home, office and small lock keys. The FastKey system covers a large percentage of the key market and features a unique key sleeve that ensures proper insertion, alignment and duplication of the key. Consumers who attempt to duplicate keys not included in the FastKey system receive a ‘service slip’ identifying their key and referring them to the main Hillman key cutting location within the store. The FastKey market test has demonstrated the ability to increase overall key sales at the store retail level.

In addition to key duplication, Hillman has an exclusive, strategic partnership with Barnes Distribution for the distribution of the proprietary PC+© Code Cutter machine which produces automobile keys based on a vehicle’s identification number. The Code Cutter machines are marketed to automotive dealerships, auto rental agencies and various companies with truck and vehicle fleets. Since its introduction, over 7,900 PC+© units and over 8,500 of the newer Flash Code Cutter units have been sold.

Hillman also markets keys and key accessories in conjunction with its duplication systems. Hillman’s proprietary key offering features the Universal Blank which uses a ‘universal’ keyway to replace 4-5 original equipment keys. This innovative system allows a retailer to duplicate 99% of the key market while stocking less than 100 SKUs. Hillman continually refreshes the retailer’s key offering by introducing decorated and licensed keys and accessories. The Company’s Wackey™ and Fanatix™ lines feature decorative themes of art and popular licenses such as NFL, Disney, Breast Cancer Awareness, M&M’s and Harley Davidson to increase the purchase frequency and average transaction value per key. In 2012, the Company introduced a successful line of decorative and licensed lanyards. Hillman has taken the key and key accessory categories from a price sensitive commodity to a fashion driven business and has significantly increased retail pricing and gross margins.

Keys, key accessories and Code Cutter units represented approximately 20.8% of the Company’s total revenues in 2012, as compared to 21.9% in 2011.

Engraving

Hillman’s engraving business focuses on the growing consumer spending trends surrounding personalized and pet identification. Innovation has played a major role in the development of the Company’s engraving business unit. From the original Quick-Tag™ consumer-operated vending system to the proprietary laser system of TagWorks, Hillman continues to lead the industry with consumer-friendly engraving solutions.

Quick-Tag™ is a patented, consumer-operated vending system that custom engraves and dispenses pet identification tags, military-style I.D. tags, holiday ornaments and luggage tags. Styles include NFL and NCAA logo military tags. Quick-Tag™ is an easy, convenient means for the consumer to custom engrave tags and generates high levels of customer satisfaction with attractive margins for the retailer. Hillman has placed over 2,500 Quick-Tag™ machines in retail outlets throughout the United States and Canada. In addition to placements in retail outlets, the Company has placed machines inside theme parks such as Disney, Sea World, and Universal Studios.

In 2010, Hillman launched the next generation engraving platform with its new FIDO™ system. This new engraving program integrates a fun attractive design with a user interface that provides new features for the consumer. The individual tag is packaged in a mini cassette and the machine’s mechanism flips the tag to allow engraving on both sides. The user interface features a loveable dog character that guides the consumer through the engraving process. Hillman has placed approximately 1,000 FIDO™ systems in PETCO stores as of December 31, 2012.

In 2011, Hillman acquired the innovative TagWorks engraving system featuring patented technology, unique product portfolio and attractive off-board merchandising. The TagWorks system utilizes laser printing technology and allows consumers to watch the engraving process. The off-board merchandising allows premium-priced tags to be displayed in store-front locations and is effective at increasing the average price per transaction.

Hillman designs, manufactures and assembles the engraving equipment in the Company’s Tempe, Arizona facility. Engraving products represented approximately 8.8% of the Company’s total revenues in 2012, as compared to 8.2% in 2011.

Letters, Numbers and Signs

Letters, Numbers and Signs (“LNS”) includes product lines that target both the homeowner and commercial user. Product lines within this category include individual and/or packaged letters, numbers, signs, safety related products (e.g. 911 signs), driveway markers, and a diversity of sign accessories, such as sign frames.

Through a series of strategic acquisitions, exclusive partnerships, and organic product developments, Hillman has created an LNS program which gives retailers one of the largest product offerings available in this category. This SKU intensive product category is considered a staple for retail hardware departments and is typically merchandised in eight linear feet of retail space containing hundreds of SKUs. In addition to the core product program, Hillman provides its customers with value-added retail support including custom plan-o-grams and merchandising solutions.

Hillman has demonstrated the continual launch of new products to match the needs of DIY and commercial end-users. Hillman recently introduced popular programs such as high-end address plaques and numbers, the custom create-a-sign program and commercial signs. The Company also introduced innovative solar technology to add an element of illumination to the core category.

The Hillman LNS program can be found in big box retailers, mass merchants, and pet supply accounts. In addition, Hillman has product placement in F&I hardware retailers.

The LNS category represented approximately 5.8% of the Company’s total revenues in 2012, as compared to 6.5% in 2011.

Threaded Rod

Hillman is a leading supplier of metal shapes and threaded rod in the retail market. The SteelWorks™ threaded rod product includes hot and cold rolled rod, both weld-able and plated, as well as a complete offering of All-Thread rod in galvanized steel, stainless steel, and brass.

The SteelWorks™ program is carried by many top retailers, including Lowe’s, Menards, and Sears, and through cooperatives such as Ace Hardware. In addition, Hillman is the primary supplier of metal shapes to many wholesalers throughout the country.

Threaded rod generated approximately 6.0% of the Company’s total revenues in 2012, as compared to 6.1% in 2011.

Builder’s Hardware

The builder’s hardware category includes a variety of common household items such as coat hooks, door stops, hinges, gate latches, hasps and decorative hardware.

Hillman markets the builder’s hardware products under the Hardware Essentials™ brand and provides the retailer with an innovative merchandising solution. The Hardware Essentials™ program utilizes modular packaging, color coding and integrated merchandising to simplify the shopping experience for consumers. Colorful signs, packaging and installation instructions guide the consumer quickly and easily to the correct product location. Hardware Essentials™ provides retailers and consumers decorative upgrade opportunities through the introduction of high-end finishes such as satin nickel, pewter and antique bronze.

The combination of merchandising, upgraded finishes and product breadth is designed to improve the retailer’s performance. The addition of the builder’s hardware product line exemplifies the Company’s strategy of leveraging its core competencies to further penetrate customer accounts with new product offerings. In 2012, the Company expanded the placement of the Hardware Essentials™ line in the F&I channel. The F&I channel provided successful conversions in over 650 new locations and is driving strong sales performance for retailers.

As of December 31, 2012, the Hardware Essentials™ line is placed in over 2,500 retail locations and generated approximately 2.9% of the Company’s total revenues in 2012, as compared to 2.0% in 2011.

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

A typical hardware store maintains thousands of different items in inventory, many of which generate small dollar sales but large profits. It is difficult for a retailer to economically monitor all stock levels and to reorder the products from multiple vendors. This problem is compounded by the necessity of receiving small shipments of inventory at different times and having to stock the goods. The failure to have these small items available will have an adverse effect on store traffic, thereby denying the retailer the opportunity to sell items that generate higher dollar sales.

Hillman sells its products to approximately 20,000 customers, the top five of which accounted for approximately 45.6% of the Company’s total revenue in 2012. For the year ended December 31, 2012, Lowe’s was the single largest customer, representing approximately 21.6% of the Company’s total revenue, Home Depot was the second largest at approximately 11.6% and Wal-Mart was the third largest at approximately 6.9% of the Company’s total revenue. No other customer accounted for more than 5.0% of the Company’s total revenue in 2012.

The Company’s telemarketing activity sells to thousands of smaller hardware outlets and non-hardware accounts. The Company is also pursuing new business internationally in such places as Canada, Mexico, Australia, South and Central America, and the Caribbean.

Sales and Marketing

The Hillman Group provides product support, customer service and profit opportunities for its retail distribution partners. The Company believes that its competitive advantage is in its ability to provide a greater level of customer service than its competitors.

Company-wide, service is the hallmark of Hillman. The national accounts field service organization consists of over 450 employees and 29 field managers focusing on Big Box retailers, pet super stores, large national discount chains and grocery stores. This organization reorders products, details store shelves, and sets up in-store promotions. Many of the Company’s largest customers use electronic data interchange (“EDI”) for handling of orders and invoices.

The Company employs what it believes to be the largest factory direct sales force in the industry. The sales force which consists of over 220 employees, and is managed by 20 field managers, focuses on the F&I customers. The depth of the sales and service team enables Hillman to maintain consistent call cycles ensuring that all customers experience proper stock levels and inventory turns. This team also builds custom plan-o-grams of displays to fit the needs of any store and establishes programs that meet customers’ requirements for pricing, invoicing, and other needs. This group also benefits from daily internal support from the Company’s inside sales and customer service teams. On average, each sales representative is responsible for approximately 50 full service accounts that the sales representative calls on approximately every two weeks.

These efforts, coupled with those of the marketing department, allow the sales force to not only sell products, but sell merchandising and technological support capabilities as well. Hillman’s marketing department provides support through the development of new products and categories, sales collateral material, promotional items, merchandising aids and custom signage. Marketing services such as advertising, graphic design, and trade show management are also provided. The department is organized along Hillman’s three marketing competencies: product management, channel marketing and marketing communications.

Competition

The Company’s primary competitors in the national accounts marketplace for fasteners are Illinois Tool Works Inc., Dorman Products Inc., Crown Bolt LLC., Midwest Fastener Corporation, and the Newell Group. Competition is based primarily on in-store service and price. Other competitors are local and regional distributors. Competitors in the pet tag market are specialty retailers, direct mail order and retailers with in-store mail order capability. The Quick-Tag™, FIDO and TagWorks systems have patent protected technology that is a major barrier to entry and preserves this market segment.

The principal competitors for Hillman’s F&I business are Midwest Fastener and Hy-Ko Products Company (“Hy-Ko”) in the hardware store marketplace. Midwest Fasteners primarily focuses on fasteners, while Hy-Ko is the major competitor in LNS products and keys/key accessories. The Company’s management estimates that Hillman sells to approximately 63% of the full service hardware stores in the F&I marketplace. The hardware outlets that purchase products but not services from Hillman also purchase products from local and regional distributors and cooperatives. Hillman competes primarily on field service, merchandising, as well as product availability, price and depth of product line.

Insurance Arrangements

Under the Company’s current insurance programs, commercial umbrella coverage is obtained for catastrophic exposure and aggregate losses in excess of expected claims. Since 1991, the Company has retained the exposure on certain expected losses related to worker’s compensation, general liability and automobile. The Company also retains the exposure on expected losses related to health benefits of certain employees. The Company believes that its present insurance is adequate for its businesses. See Note 17, Commitments and Contingencies, of Notes to Consolidated Financial Statements.

Employees

As of December 31, 2012, the Company had 1,932 full time and part time employees, none of which were covered by a collective bargaining agreement. In the opinion of the Company’s management, employee relations are good.

Backlog

The Company does not consider the sales backlog to be a significant indicator of future performance due to the short order cycle of its business. The Company’s sales backlog from ongoing operations was approximately $4.8 million as of December 31, 2012 and approximately $3.4 million as of December 31, 2011.

Where You Can Find More Information

The Company files quarterly reports on Form 10-Q and annual reports on Form 10-K and furnishes current reports on Form 8-K and other information with the Securities and Exchange Commission (the “Commission”). You may read and copy any reports, statements, or other information filed by the Company at the Commission’s public reference rooms at 100 F Street, N.E., Washington, D.C. 20549. Please call the Commission at 1-800-SEC-0330 for more information on the public reference rooms. The Commission also maintains an Internet site at http://www.sec.gov that contains quarterly, annual, and current reports, proxy and information statements, and other information regarding issuers, like Hillman, that file electronically with the Commission.

Item 1A – Risk Factors.

An investment in the Company’s securities involves certain risks as discussed below. However, the risks set forth below are not the only risks that the Company faces, and it faces other risks which have not yet been identified or which are not yet otherwise predictable. If any of the following risks occur or are otherwise realized, the Company’s business, financial condition and results of operations could be materially adversely affected. You should consider carefully the risks described below and all other information in this annual report, including the Company’s financial statements and the related notes and schedules thereto, prior to making an investment decision with regard to the Company’s securities.

Current economic conditions may adversely impact demand for our products, reduce access to credit and cause our customers and others with which we do business to suffer financial hardship, all of which could adversely impact our business, results of operations, financial condition and cash flows.

Our business, financial condition and results of operations have and may continue to be affected by various economic factors. The U.S. economy has undergone a period of recession and the future economic environment may continue to be less favorable than that of recent years. The economic slowdown has led to reduced consumer and business spending and any delay in the recovery could lead to further reduced spending in the foreseeable future, including by our customers. In addition, economic conditions, including decreased access to credit, may result in financial difficulties leading to restructurings, bankruptcies, liquidations and other unfavorable events for our customers, suppliers and other service providers. If such conditions deteriorate in 2013 or through 2014, our industry, business and results of operations may be materially adversely impacted.

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

In the past several years, the Company’s business has been adversely affected by the decline in the North American economy, particularly with respect to retail markets including hardware stores, home centers, lumberyards and mass merchants. It is possible that this softness will continue or further deteriorate in 2013 or through 2014. To the extent that this decline persists or deteriorates, there is likely to be an unfavorable impact on demand for Company products which could have a material adverse effect on sales, earnings and cash flows. In addition, due to current economic conditions, it is possible that certain customers’ credit-worthiness may erode and result in increased write-offs of customer receivables.

The Company’s business may be adversely affected by seasonality.

In general, the Company has experienced seasonal fluctuations in sales and operating results from quarter to quarter. Typically, the first calendar quarter is the weakest due to the effect of weather on home projects and the construction industry. If adverse weather conditions persist on a regional or national basis into the second or other calendar quarters, the Company’s business, financial condition, and results of operations may be materially adversely affected.

Large customer concentration and the inability to penetrate new channels of distribution could adversely affect the Company’s business.

The Company’s three largest customers constituted approximately 40.1% of net sales and 49.7% of the year-end accounts receivable balance for 2012. Each of these customers is a big box chain store. As a result, the Company’s results of operations depend greatly on our ability to maintain existing relationships and arrangements with these Big Box chain stores. To the extent the big box chain stores are materially adversely impacted by the current economic slowdown, this could have a negative effect on our results of operations. The loss of one of these customers or a material adverse change in the relationship with these customers could have a negative impact on the Company’s business. The Company’s inability to penetrate new channels of distribution may also have a negative impact on its future sales and business.

Successful sales and marketing efforts depend on the Company’s ability to recruit and retain qualified employees.

The success of the Company’s efforts to grow its business depends on the contributions and abilities of key executives, its sales force and other personnel, including the ability of its sales force to achieve adequate customer coverage. The Company must therefore continue to recruit, retain and motivate management, sales and other personnel to maintain its current business and to support its projected growth. A shortage of these key employees might jeopardize the Company’s ability to implement its growth strategy.

The Company is exposed to adverse changes in currency exchange rates.

Exposure to foreign currency risk results because the Company, through its global operations, enters into transactions and makes investments denominated in multiple currencies. The Company’s predominant exposures are in Australian, Canadian, Mexican and Asian currencies, including the Chinese Renminbi (“RMB”). In preparing the Company’s financial statements, for foreign operations with functional currencies other than the U.S. dollar, asset and liability accounts are translated at current exchange rates, and income and expenses are translated using weighted-average exchange rates. With respect to the effects on translated earnings, if the U.S. dollar strengthens relative to local currencies, the Company’s earnings could be negatively impacted. The Company does not make a practice of hedging its non-U.S. dollar earnings.

The Company sources many products from China and other Asian countries for resale in other regions. To the extent that the RMB or other currencies appreciate with respect to the U.S. dollar, the Company may experience cost increases on such purchases. The RMB appreciated against the U.S. dollar by 1.0% in 2012, 4.6% in 2011 and 3.3% in 2010. Significant appreciation of the RMB or other currencies in countries where the Company sources its products could adversely impact the Company’s profitability. The Company may not be successful at implementing customer pricing or other actions in an effort to mitigate the related cost increases and thus its results of operations may be adversely impacted.

The Company’s results of operations could be negatively impacted by inflation or deflation in the cost of raw materials, freight and energy.

The Company’s products are manufactured of metals, including but not limited to steel, aluminum, zinc, and copper. Additionally, the Company uses other commodity based materials in the manufacture of LNS that are resin based and subject to fluctuations in the price of oil. The Company is also exposed to fluctuations in the price of diesel fuel in the form of freight surcharges on customer shipments and the cost of gasoline used by the field sales and service force. Continued inflation over a period of years would result in significant increases in inventory costs and operating expenses. If the Company is unable to mitigate these inflation increases through various customer pricing actions and cost reduction initiatives, the Company’s financial condition may be adversely affected. Conversely, in the event that there is deflation, the Company may experience pressure from its customers to reduce prices. There can be no assurance that the Company would be able to reduce its cost base (through negotiations with suppliers or other measures) to offset any such price concessions which could adversely impact the Company’s results of operations and cash flows.

The Company’s business is subject to risks associated with sourcing product from overseas.

The Company imports large quantities of its fastener products. Substantially all of its import operations are subject to customs requirements and to tariffs and quotas set by governments through mutual agreements or bilateral actions. In addition, the countries from which the Company’s products and materials are manufactured or imported may, from time to time, impose additional quotas, duties, tariffs or other restrictions on their imports or adversely modify existing restrictions. Adverse changes in these import costs and restrictions, or the Company’s suppliers’ failure to comply with customs regulations or similar laws, could harm the Company’s business.

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

Although we expect that the Paulin Acquisition will result in benefits to us, we may not realize those benefits because of integration difficulties.

Integrating the operations of Paulin successfully or otherwise realizing any of the anticipated benefits of the Paulin Acquisition, including anticipated cost savings and additional revenue opportunities, involves a number of challenges. The failure to meet these integration challenges could seriously harm our results of operations and our cash flow may decline as a result.

Realizing the benefits of the Paulin Acquisition will depend in part on the integration of information technology, operations, personnel, and sales force. These integration activities are complex and time-consuming and we may encounter unexpected difficulties or incur unexpected costs, including:

•

our inability to achieve the cost savings and operating synergies anticipated in the Paulin Acquisition, which would prevent us from achieving the positive earnings gains expected as a result of the Paulin Acquisition;

•	diversion of management attention from ongoing business concerns to integration matters;

•	difficulties in consolidating and rationalizing information technology platforms, administrative infrastructures, and accounting standards;

•	complexities associated with managing the combined businesses and consolidating multiple physical locations;

•	difficulties in integrating personnel from different corporate cultures;

•	challenges in demonstrating to our customers and to customers of Paulin that the Paulin Acquisition will not result in adverse changes in customer service standards or business focus; and

•	possible cash flow interruption or loss of revenue as a result of change of ownership transitional matters related to the Paulin Acquisition.

We may not successfully integrate the operations of the businesses of Paulin in a timely manner and we may not realize the anticipated net reductions in costs and expenses and other benefits of the Paulin Acquisition to the extent, or in the timeframe, anticipated. In addition to the integration risks discussed above, our ability to realize these net reductions in costs and expenses and other benefits and synergies could be adversely impacted by practical or legal constraints on our ability to combine operations.

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

As a result of the Merger Transaction and the subsequent acquisitions of Servalite, TagWorks and Ook, the Company has $455.3 million of goodwill and $49.4 million of indefinite-lived trade names recorded on its Consolidated Balance Sheet at December 31, 2012. The Company is required to periodically determine if its goodwill or indefinite-lived trade names have become impaired, in which case it would write down the impaired portion of the intangible asset. If the Company were required to write down all or part of its goodwill or indefinite-lived trade names, its net income could be materially adversely affected.

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

The Company has a significant amount of indebtedness. On December 31, 2012, total indebtedness was $683.8 million, consisting of $105.4 million of indebtedness of Hillman and $578.4 million of indebtedness of Hillman Group.

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

Despite current indebtedness levels, the Company may still be able to incur substantially more debt. This could further exacerbate the risks associated with the Company’s substantial leverage.

The Company may be able to incur substantial additional indebtedness in the future. The terms of the indenture do not fully prohibit the Company or its subsidiaries from doing so. The senior secured credit facilities permit additional borrowing of up to $30.0 million on the revolving credit facility and all of those borrowings would rank senior to the notes and the guarantees. If new debt is added to our current debt levels, the related risks that the Company and its subsidiaries now face could intensify.

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

The Company cannot assure you that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available under our credit facility in an amount sufficient to enable the Company to pay our indebtedness, including the notes, or to fund our other liquidity needs. The Company may need to refinance all or a portion of our indebtedness, including the notes on or before maturity. The Company cannot assure you that we will be able to refinance any of our indebtedness, including our credit facility and the notes, on commercially reasonable terms or at all.

The failure to meet certain financial covenants required by our credit agreements may materially and adversely affect assets, financial position and cash flows.

Certain of the Company’s credit agreements require the maintenance of a leverage ratio and limit our ability to incur debt, make investments, make dividend payments to holders of the Trust Preferred Securities or undertake certain other business activities. In particular, our maximum allowed leverage requirement is 4.75x, excluding the junior subordinated debentures, as of December 31, 2012. A breach of the leverage covenant, or any other covenants, could result in an event of default under the credit agreements. Upon the occurrence of an event of default under the credit agreements, all amounts outstanding, together with accrued interest, could be declared immediately due and payable by our lenders. If this happens, our assets may not be sufficient to repay in full the payments due under the credit agreements. The current credit market environment and other macro-economic challenges affecting the global economy may adversely impact our ability to borrow sufficient funds or sell assets or equity in order to pay existing debt.

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

A financial failure by us or our subsidiaries could affect payment of the notes if a bankruptcy court were to substantively consolidate us and our subsidiaries. If a bankruptcy court substantively consolidated us and our subsidiaries, the assets of each entity would become subject to the claims of creditors of all entities. This would expose holders of notes not only to the usual impairments arising from bankruptcy, but also to potential dilution of the amount ultimately recoverable because of the larger creditor base. Furthermore, forced restructuring of the notes could occur through the “cram-down” provisions of the bankruptcy code. Under these provisions, the notes could be restructured over holders’ objections as to their general terms, primarily interest rate and maturity.

A holder’s right to receive payments on the notes could be adversely affected if any of our non-guarantor subsidiaries declare bankruptcy, liquidate, or reorganize.

Some but not all of our subsidiaries guarantee the notes. In the event of a bankruptcy, liquidation or reorganization of any of our non-guarantor subsidiaries, holders of their indebtedness and their trade creditors will generally be entitled to payment of their claims from the assets of those subsidiaries before any assets are made available for distribution to us.

As of December 31, 2012, the notes were effectively junior to $3.2 million of indebtedness and other current liabilities (including trade payables) of our non-guarantor subsidiaries. Our non-guarantor subsidiaries held $20.8 million of our consolidated assets as of December 31, 2012.

Item 1B – Unresolved Staff Comments.

None.

Item 2 – Properties.

As of December 31, 2012, the Company’s principal office, manufacturing and distribution properties were as follows:

Location	Approximate Square Footage	Description
Cincinnati, Ohio	248,200	Office, Distribution
Forest Park, Ohio	335,700	Office, Distribution
Tempe, Arizona	184,100	Office, Mfg., Distribution
Jacksonville, Florida	96,500	Distribution
Shafter, California	84,000	Distribution
Lewisville, Texas	80,500	Distribution
Goodlettsville, Tennessee	72,000	Manufacturing, Distribution
East Moline, Illinois	111,300	Distribution
Pompano Beach, Florida	38,800	Office, Distribution
Monterrey, Mexico	13,200	Distribution
Mississauga, Ontario	34,700	Office, Distribution
Melbourne, Australia	15,608	Distribution

With the exception of Goodlettsville, Tennessee, all of the Company’s facilities are leased. In the opinion of the Company’s management, the Company’s existing facilities are in good condition.

Item 3 – Legal Proceedings.

The information set forth under Note 17, Commitments and Contingencies, to the accompanying consolidated financial statements included in this Annual Report on Form 10-K is incorporated herein by reference.

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

2012	High	Low
First Quarter	$31.00	$29.79
Second Quarter	30.75	29.53
Third Quarter	30.98	29.50
Fourth Quarter	31.25	29.28

2011	High	Low
First Quarter	$29.60	$28.74
Second Quarter	30.40	29.05
Third Quarter	30.10	26.50
Fourth Quarter	29.99	28.55

The Trust Preferred Securities have a liquidation value of $25.00 per security. As of March 1, 2013, there were 438 holders of Trust Preferred Securities. As of March 29, 2013, the total number of Trust Preferred Securities outstanding was 4,217,724. As of March 29, 2013, the Company’s total number of shares of common stock outstanding was 5,000, held by one (1) stockholder.

Distributions

The Company pays interest to the Hillman Group Capital Trust (“the Trust”) on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.2 million per annum in the aggregate. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. For the years ended December 31, 2012 and 2011, the Company paid $12.2 million per year in interest on the Junior Subordinated Debentures, which was equivalent to the amounts distributed by the Trust for the same periods.

Pursuant to the indenture that governs the Trust Preferred Securities, the Trust is able to defer distribution payments to holders of the Trust Preferred Securities for a period that cannot exceed 60 months (the “Deferral Period”). During the Deferral Period, the Company is required to accrue the full amount of all interest payable, and such deferred interest payments are immediately payable by the Company at the end of the Deferral Period. There were no deferrals of distribution payments to holders of the Trust Preferred Securities in 2012 or 2011.

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

Issuer Purchases of Equity Securities

The Company made no repurchases of its equity securities during 2012.

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

The following table sets forth selected consolidated financial data of the Predecessor as of and for the five months ended May 28, 2010 and as of and for the years ended December 31, 2009 and 2008; and consolidated financial data of the Successor as of and for the years ended December 31, 2012 and 2011 and the seven months ended December 31, 2010. See the accompanying Notes to Consolidated Financial Statements and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information regarding the acquisition of the Company by an affiliate of OHCP and the Company’s debt refinancing as well as other acquisitions that affect comparability.

	Successor			Predecessor
	Year Ended	Year Ended	Seven Months Ended	Five Months Ended	Year Ended	Year Ended
(dollars in thousands)	12/31/12	12/31/11	12/31/10	5/28/10	12/31/09	12/31/08
Income Statement Data:
Net sales	$555,465	$506,526	$276,680	$185,716	$458,161	$481,923
Cost of Sales (exclusive of depreciation and amortization)	275,016	252,491	136,554	89,773	224,642	244,647
Acquisition and integration expense (1)	3,031	2,805	11,150	11,342	—	—
Net loss	(7,234)	(9,779)	(8,038)	(25,208)	(1,230)	(1,165)

Balance Sheet Data at December 31:
Total assets	$1,175,793	$1,127,851	$1,052,778	N/A	$628,481	$650,677
Long-term debt & capital lease obligations (2)	313,439	315,709	300,714	N/A	208,163	253,069
10.875% Senior Notes (3)	265,000	200,000	150,000	N/A	—	—
Mandatorily redeemable preferred stock	—	—	—	N/A	111,452	100,146
Management purchased preferred options	—	—	—	N/A	6,617	6,016

(1)	Acquisition and integration expenses for investment banking, legal and other professional fees incurred in connection with the Merger Transaction and subsequent acquisitions.
(2)	Includes current portion of long-term debt and capitalized lease obligations.
(3)	Includes $65,000 in aggregate principal amount of temporary 10.875% Senior Notes which were mandatorily exchanged for a like aggregate principal amount of 10.875% Senior Notes on February 19, 2013 in connection with the acquisition of Paulin.

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion provides information which the Company’s management believes is relevant to an assessment and understanding of the Company’s operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and related notes and schedules thereto appearing elsewhere herein.

Forward-Looking Statements

Certain disclosures related to acquisitions, refinancing, capital expenditures, resolution of pending litigation and realization of deferred tax assets contained in this annual report involve substantial risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” “project” or the negative of such terms or other similar expressions.

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

All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements included in this annual report; they should not be regarded as a representation by the Company or any other individual. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this annual report might not occur or might be materially different from those discussed.

General

Hillman is one of the largest providers of hardware-related products and related merchandising services to retail markets in North America. The Company’s principal business is operated through its wholly-owned subsidiary, The Hillman Group, Inc. (the “Hillman Group”), which had net sales of approximately $555.5 million in 2012. The Hillman Group sells its products to hardware stores, home centers, mass merchants, pet supply stores, and other retail outlets principally in the United States, Canada, Mexico, Australia, Latin America and the Caribbean. Product lines include thousands of small parts such as fasteners and related hardware items; threaded rod and metal shapes; keys, key duplication systems and accessories; builder’s hardware; and identification items, such as tags and letters, numbers, and signs. The Company supports its product sales with value added services including design and installation of merchandising systems and maintenance of appropriate in-store inventory levels.

Merger Transaction

On May 28, 2010, Hillman was acquired by affiliates of OHCP and certain members of Hillman’s management and Board of Directors. Pursuant to the terms and conditions of an Agreement and Plan of Merger dated as of April 21, 2010, the Company was merged with an affiliate of OHCP with the Company surviving the Merger Transaction. As a result of the Merger Transaction, Hillman is a wholly-owned subsidiary of Holdco. The total consideration paid in the Merger Transaction was $832.7 million which includes $11.5 million for the Quick Tag license and related patents, repayment of outstanding debt and the net value of the Company’s outstanding junior subordinated debentures ($105.4 million liquidation value, net of $3.3 million in trust common securities, at the time of the merger).

Prior to the Merger Transaction, affiliates of CHS owned 49.3% of the Company’s outstanding common stock and 54.6% of the Company’s voting common stock, OTPP owned 28.0% of the Company’s outstanding common stock and 31.0% of the Company’s voting common stock and HarbourVest Partners VI owned 8.7% of the Company’s outstanding common stock and 9.7% of the Company’s voting common stock. Certain current and former members of management owned 13.7% of the Company’s outstanding common stock and 4.4% of the Company’s voting common stock. Other investors owned 0.3% of the Company’s outstanding common stock and 0.3% of the Company’s voting common stock.

Financing Arrangements

On May 28, 2010, the Company and certain of its subsidiaries closed on a $320.0 million senior secured first lien credit facility (the “Senior Facilities”), consisting of a $290.0 million term loan and a $30.0 million revolving credit facility (“Revolver”). The term loan portion of the Senior Facilities had a six year term and the Revolver had a five year term. The Senior Facilities provide borrowings at interest rates based on a EuroDollar rate plus a margin of 3.75% (the “EuroDollar Margin”), or a base rate (the “Base Rate”) plus a margin of 2.75% (the “Base Rate Margin”). The EuroDollar rate was subject to a minimum floor of 1.75% and the Base Rate was subject to a minimum floor of 2.75%.

Concurrently with the Merger Transaction, Hillman Group issued $150.0 million aggregate principal amount of its senior notes due 2018 (the “10.875% Senior Notes”). On March 16, 2011, Hillman Group completed an offering of $50.0 million aggregate principal amount of its 10.875% Senior Notes. Hillman Group received a premium of approximately $4.6 million on the $50.0 million 10.875% Senior Notes offering. On December 21, 2012, Hillman Group completed an offering of $65.0 million aggregate principal amount of its temporary 10.875% Senior Notes. Hillman Group received a premium of approximately $4.2 million on the $65.0 million temporary 10.875% Senior Notes offering. On February 19, 2013, the temporary 10.875% Senior Notes were mandatorily exchanged for a like aggregate principal amount of 10.875% Senior Notes in connection with the acquisition of Paulin. The 10.875% Senior Notes are guaranteed by The Hillman Companies, Inc., Hillman Investment Company and all of the domestic subsidiaries of Hillman Group. Hillman Group pays interest on the 10.875% Senior Notes semi-annually on June 1 and December 1 of each year.

The Senior Facilities contain financial and operating covenants. These covenants require the Company to maintain certain financial ratios, including a secured leverage ratio. These debt agreements provide for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, cross-defaults, bankruptcy events, failure to pay judgments, attachment of its assets, change of control and the issuance of an order of dissolution. Certain of these events of default are subject to notice and cure periods or materiality thresholds. The occurrence of an event of default permits the lenders under the Senior Facilities to accelerate repayment of all amounts due, terminate commitments, direct borrower to pay Collateral Agent additional cash collateral, and enforce any and all rights.

The Company pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.2 million per annum in the aggregate. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. Pursuant to the Indenture that governs the Trust Preferred Securities, the Trust is able to defer distribution payments to holders of the Trust Preferred Securities for a period that cannot exceed 60 months (the “Deferral Period”). During a Deferral Period, the Company is required to accrue the full amount of all interest payable, and such deferred interest payable would become immediately payable by the Company at the end of the Deferral Period.

Effective April 18, 2011, the Company completed an amendment to the credit agreement governing its Senior Facilities. The Senior Facilities amendment eliminated the total leverage and interest coverage covenants and reduced the secured leverage covenant to 4.75x with no future step downs. The term loan pricing was modified to reduce the Eurodollar Margin and the Base Rate Margin by 25 basis points and reduce the floor on Eurodollar and Base Rate Loans by an additional 25 basis points. In connection with the amendment to the credit agreement, the Company incurred loan discount costs of $1.25 million. As the modification of the Senior Facilities agreement was not substantial, the unamortized loan discount and debt issuance costs will be amortized over the term of the amended Senior Facilities. The Company was in compliance with all provisions and covenants of the amended Senior Facilities as of December 31, 2012.

Effective November 4, 2011, the Company entered into a Joinder Agreement to its credit agreement under the existing Senior Facilities (the “2011 Incremental Facility”). The 2011 Incremental Facility increased the aggregate term loan commitments available to Hillman Group under the Senior Facilities by $30.0 million. In connection with the 2011 Incremental Facility, the Company incurred loan discount costs of approximately $0.8 million. As the modification of the Senior Facilities agreement was not substantial, the unamortized loan discount costs will be amortized over the term of the amended Senior Facilities. The aggregate principal amount of commitments under the Senior Facilities, after giving effect to the 2011 Incremental Facility, was $350.0 million. The Company used the proceeds for general corporate purposes.

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

Effective November 7, 2012, the Company entered into a Joinder Agreement to its credit agreement under the existing Senior Facilities (the “2012 Incremental Facility”). The 2012 Incremental Facility increased the aggregate term loan commitments available to Hillman Group under the Senior Facilities by $76.8 million. Subject to the conditions precedent to each funding date described in Section 17 of the 2012 Incremental Facility, the Company may make two drawings under the 2012 Incremental Facility on any business day after November 7, 2012 and prior to April 1, 2013. The Company drew down on funds from the 2012 Incremental Facility in order to fund the permitted acquisition of Paulin on February 19, 2013. The Company expects that the proceeds from the 2012 Incremental Facility will be used for general corporate purposes, including the ability to fund permitted acquisitions. The aggregate principal amount of commitments under the Senior Facilities, after giving effect to the 2012 Incremental Facility, was $420.0 million.

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

On March 16, 2011, Hillman Group acquired all of the membership interests in TagWorks L.L.C., an Arizona limited liability company (the “TagWorks Acquisition”) for an initial purchase price of approximately $40.0 million in cash. In addition, subject to fulfillment of certain conditions, Hillman Group paid additional consideration of $12.5 million to the sellers of TagWorks on October 31, 2011, and also paid an additional earn-out payment of $12.5 million in March 2012. In conjunction with this agreement, Hillman Group entered into an agreement with KeyWorks, a company affiliated with TagWorks, to assign its patent-pending retail key program technology to Hillman Group. The closing of the TagWorks Acquisition occurred concurrently with the closing of the new notes offering. Effective December 31, 2011, TagWorks was merged with and into Hillman Group, with Hillman Group as the surviving entity.

On December 1, 2011, the Hillman Group purchased certain assets of Micasa Trading Corporation (“Micasa”), a Florida based producer of the Ook brand of picture hangers and related products (the “Ook Acquisition”). The aggregate purchase price was $14.8 million paid in cash.

In addition, subject to fulfillment of certain conditions provided in the purchase agreement, Hillman Group would have paid Micasa an additional undiscounted contingent consideration of up to $6.0 million in March 2013. The March 2013 additional consideration was contingent upon achieving a 2012 defined earnings target which was not met.

Product Revenues

The following is revenue based on products for the Company’s significant product categories (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011	Seven Months Ended December 31, 2010	Five Months Ended May 28, 2010
Net sales
Keys	$86,943	$85,410	$48,897	$32,716
Engraving	48,979	41,734	17,038	12,242
Letters, numbers and signs	32,251	33,079	22,026	12,859
Fasteners	308,770	279,564	154,319	103,457
Threaded rod	33,326	31,135	17,360	12,471
Code cutter	2,851	3,312	1,844	1,377
Builders hardware	16,370	10,080	3,137	1,753
Other	25,975	22,212	12,059	8,841

Consolidated net sales	$555,465	$506,526	$276,680	$185,716

Results of Operations

Sales and Profitability for the years ended December 31, 2012 and 2011:

	Successor
	Year ended		Year ended
	December 31, 2012		December 31, 2011
(dollars in thousands)		% of		% of
	Amount	Total	Amount	Total
Net sales	$555,465	100.0%	$506,526	100.0%
Cost of sales (exclusive of depreciation and amortization shown below)	275,016	49.5%	252,491	49.8%
Selling	90,498	16.3%	85,326	16.8%
Warehouse & delivery	58,097	10.5%	55,063	10.9%
General & administrative	39,735	7.2%	29,377	5.8%
Acquisition and integration	3,031	0.5%	2,805	0.6%
Depreciation	22,009	4.0%	21,333	4.2%
Amortization	21,752	3.9%	20,717	4.1%
Management and transaction fees to related party	155	0.0%	110	0.0%

Other (income) expense, net	4,204	0.8%	851	0.2%

Income from operations	40,968	7.4%	38,453	7.6%

Interest expense	41,138	7.4%	40,679	8.0%
Interest expense on junior subordinated debentures	12,610	2.3%	12,610	2.5%
Investment income on trust common securities	(378)	(0.1%)	(378)	(0.1%)

Loss before taxes	(12,402)	(2.2%)	(14,458)	(2.9%)

Income tax benefit	(5,168)	(0.9%)	(4,679)	(0.9%)

Net loss	$(7,234)	(1.3%)	$(9,779)	(1.9%)

Current Economic Conditions

The Company’s business is impacted by general economic conditions in the U.S. and international markets, particularly the U.S. retail markets including hardware stores, home centers, mass merchants, and other retailers. In recent quarters, operations have been negatively impacted by the general downturn in the U.S. economy, including higher unemployment figures, and the contraction of the retail market. Recently, there have been certain signs of improvement in economic activity. However, conditions are not expected to improve significantly in the near term. While recent economic growth reports are more positive, there still exists concern about downside risk to future growth and the high unemployment rate. These factors may have the effect of reducing consumer spending which could adversely affect our results of operations during the next year and beyond.

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

Year Ended December 31, 2012 vs Year Ended December 31, 2011

Revenues

Net sales for the year ended December 31, 2012 were $555.5 million compared to net sales for the year ended December 31, 2011 of $506.5. The increase in revenues of $49.0 million was primarily attributable to an improvement in retail activity and certain pricing actions taken in early 2012 resulted in further revenue improvement over the prior year in our F&I hardware accounts, Regional accounts, the All Points division and for Home Depot. In addition, revenue increased from having a full year of the newly acquired TagWorks and Ook businesses which contributed approximately $16.3 million in incremental net sales to 2012.

Expenses

Operating expenses were substantially higher for the year ended December 31, 2012 than for the year ended December 31, 2011. The primary reasons for the increase in operating expenses were the settlement of the Hy-Ko antitrust case and increase in legal cost related to the Hy-Ko patent infringement and antitrust litigation together with the inclusion of the newly acquired Ook business in the full year of 2012. In addition, the TagWorks business was acquired in March 2011 and therefore it contributed approximately nine months of operating expenses to 2011 and twelve months of operating expenses to 2012. The following changes in underlying trends also impacted the change in operating expenses:

•

The Company’s cost of sales expense was $275.0 million, or 49.5% of net sales, in the year ended December 31, 2012 compared to $252.5 million, or 49.8% of net sales, in the year ended December 31, 2011. The cost of sales percentage was comparable for the two periods as unfavorable changes in product cost and sales mix have been offset by pricing actions.

•

Selling expense was $90.5 million, or 16.3% of net sales, in the year ended December 31, 2012 compared to $85.3 million, or 16.8% of net sales, in the year ended December 31, 2011. The TagWorks Acquisition and Ook Acquisition contributed to the higher sales volume in 2012, which resulted in higher variable service cost than 2011. The 2012 selling expense was less than 2011 when expressed as a percentage of sales.

•

Warehouse and delivery expense was $58.1 million, or 10.5% of net sales, in 2012 compared to $55.1 million, or 10.9% of net sales, in 2011. The higher sales volume in 2012 resulted in higher overall costs for warehouse labor and freight used to process and deliver customer orders. However, as a result of operating efficiencies, these costs decreased from 2011 when expressed as a percentage of net sales.

•

G&A expenses were $39.7 million in 2012 compared to $29.4 million in 2011. The increase in G&A expenses was primarily the result of the settlement cost of the previously pending Hy-Ko antitrust case and higher legal expense on the Hy-Ko patent infringement and antitrust cases.

•

Acquisition and integration expense of $3.0 million for the year ended December 31, 2012 represents one-time charges for investment banking, legal and other expenses incurred in connection with the acquisitions of Paulin and Ook. The Company incurred $2.8 million for the year ended December 31, 2011 for banking, legal and other professional fees incurred in connection with the Merger Transaction, Servalite Acquisition, TagWorks Acquisition, Ook Acquisition and start-up of operations for the Hillman Group Australia Pty, Ltd. (“Hillman Australia”).

•

Depreciation expense was $22.0 million for 2012 compared to $21.3 million for 2011. The increase in annual depreciation expense in 2012 was the result of the increase in fixed assets subject to depreciation acquired through capital additions.

•

Amortization expense was $21.8 million for the year ended December 31, 2012 compared to $20.7 million for the prior year. The higher amortization expense in 2012 was the result of the increase in intangible assets subject to amortization acquired in the Ook Acquisition.

•

Interest expense was $41.1 million for the year ended December 31, 2012 compared to $40.7 million in the prior year. The increase in interest expense for 2012 was primarily the result of the higher level of debt outstanding.

•

Other (income) expense, net was $4.2 million for the year ended December 31, 2012 compared to $0.9 million for the year ended December 31, 2011. The increase in other expenses was primarily the result of the restructuring costs incurred to move the TagWorks operation and streamline the warehouse distribution system.

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

Successor Year Ended December 31, 2011 vs Predecessor Five Month Period of January 1 to May 28, 2010

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

•

Selling expense was $85.3 million, or 16.8% of net sales, in the 2011 twelve month period compared to $33.6 million, or 18.1% of net sales, in the 2010 five month period. When expressed as a percentage of sales, the costs for service representatives, employee benefits, and new displays were lower in the 2011 twelve month period than the 2010 five month period.

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

•

Acquisition and integration expense of $11.3 million in the 2010 five month period represents one-time charges for investment banking, legal and other expenses incurred in connection with the Merger Transaction. The Company incurred $2.8 million for the 2011 twelve month period for banking, legal and other professional fees incurred in connection with the Merger Transaction, Servalite Acquisition,

TagWorks Acquisition, Ook Acquisition and start-up of operations for Hillman Australia.

•

Depreciation expense was $21.3 million in the 2011 twelve month period compared to $7.3 million in the 2010 five month period, or an estimated annual amount of $17.5 million. The annual amount of depreciation expense in the 2011 twelve month period was the result of the increase in fixed assets subject to depreciation acquired in the acquisitions of Servalite and TagWorks.

•

Amortization expense was $20.7 million for the year ended December 31, 2011. The amortization expense was $2.7 million in the 2010 five month period, or an estimated annualized rate of approximately $6.4 million. The higher estimated annual amount of amortization expense in the 2011 twelve month period was the result of the increase in intangible assets subject to amortization acquired in the acquisitions of Servalite, TagWorks and Ook.

•

Interest expense was $40.7 million in the year ended December 31, 2011, compared to $8.3 million in the 2010 five month period, or an estimated annual rate of $20.0 million. The increase in interest expense for the 2011 twelve month period was primarily the result of the higher level of debt outstanding as a result of the Merger Transaction, the TagWorks Acquisition and the Ook Acquisition.

•

The Successor incurred no interest expense on mandatorily redeemable preferred stock and management purchased options as a result of their redemption in connection with the Merger Transaction. The interest expense on these securities was $5.5 million for the 2010 five month period.

Successor Year Ended December 31, 2011 vs Successor Seven Month Period of May 28 to December 31, 2010

Revenues

Net sales for the Successor period of May 28 to December 31, 2010 (the “2010 seven month period”) were $276.7 million, or $1.92 million per shipping day, compared to net sales for the year ended December 31, 2011 of $506.5 million, or $2.03 million per shipping day. The increase in revenues of $229.8 million for the 2011 twelve month period was directly attributable to comparing operating results of 249 shipping days in 2011 to the results from 144 shipping days in the 2010 seven month period. The increase in sales per day for the 2011 twelve month period was the result of including the incremental sales from the acquisitions of Servalite, TagWorks, and Ook which were partially offset by the high seasonal sales per day during the June through December period in the seven months of 2010 compared to the average sales per day for the January to December 2011 period.

Expenses

Operating expenses for the year ended December 31, 2011 were $214.7 million compared to $123.6 million for the period of May 28 to December 31, 2010. The increase in operating expenses for the year ended December 31, 2011 is primarily due to the longer 249 day ship period for the year of 2011 compared to the 144 day ship period in the 2010 seven month period. The following changes in underlying trends also impacted the change in operating expenses:

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

•

Selling expense was $85.3 million, or 16.8% of net sales, in the 2011 twelve month period compared to $45.9 million, or 16.6% of net sales, in the 2010 seven month period. When expressed as a percentage of sales, the costs for service representatives, employee benefits, and new displays were comparable in the 2011 twelve month period to the 2010 seven month period.

•	Warehouse and delivery expense was $30.5 million, or 11.0% of net sales, in the 2010 seven month period compared to $55.1 million, or 10.9% of net sales, in the 2011 twelve month period.

•

Acquisition and integration expense of $11.2 million in the 2010 seven month period represents one-time charges for legal, professional, diligence and other expenses incurred by the Successor in connection with the Merger Transaction. The Company incurred $2.8 million for the 2011 twelve month period for banking, legal and other professional fees incurred in connection with the Merger Transaction, Servalite Acquisition, TagWorks Acquisition, Ook acquisition and start-up of operations for Hillman Australia.

•

Amortization expense was $20.7 million for the year ended December 31, 2011. Amortization expense was $10.7 million in the 2010 seven month period, or an estimated annualized rate of approximately $18.3 million. The higher annual rate of amortization expense for the 2011 twelve month period was due to the increase in intangible assets subject to amortization acquired as a result of the acquisitions of Servalite, TagWorks, and Ook.

•

Interest expense was $40.7 million in the year ended December 31, 2011, compared to $20.7 million in the 2010 seven month period, or an estimated annual rate of $35.5 million. The increase in interest expense for the 2011 twelve month period was primarily the result of the higher level of debt outstanding as a result of the Merger Transaction, the TagWorks Acquisition and the Ook Acquisition.

Income Taxes

Year Ended December 31, 2012 and Year Ended December 31, 2011

The effective income tax rates were 41.7% and 32.4% for the twelve month periods ended December 31, 2012 and 2011, respectively. The effective income tax rate differed from the federal statutory rate in the twelve month period ended December 31, 2012 primarily due to a decrease in the reserve for unrecognized tax benefits. The effective income tax rate differed from the federal statutory rate in the twelve month Successor period ended December 31, 2011 primarily due to the increase in the valuation reserve recorded against certain deferred tax assets in addition to the effect of state rates. The effective income tax rate differed from the federal statutory rate in the twelve month periods ended December 31, 2012 and 2011 due to the effect of foreign and state taxes. See Note 6, Income Taxes, of Notes to Consolidated Financial Statements for income taxes and disclosures related to 2012 and 2011 income tax events.

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

Liquidity and Capital Resources

Cash Flows

The statements of cash flows reflect the changes in cash and cash equivalents for the years ended December 31, 2012 and 2011 (Successor), the seven months ended December 31, 2010 (Successor) and the five months ended May 28, 2010 (Predecessor) by classifying transactions into three major categories: operating, investing and financing activities. The cash flows from the Merger Transaction are separately discussed below.

Merger Transaction

In connection with the Merger Transaction in 2010, the Company issued common stock for $308.6 million in cash. Proceeds from borrowings under the Senior Facilities provided an additional $290.6 million and proceeds from the 10.875% Senior Notes provided $150.0 million, less aggregate financing fees of $15.7 million. The debt and equity proceeds were used to repay the existing senior and subordinated debt and accrued interest thereon of $199.1 million, to repurchase the existing shareholders’ common equity, preferred equity and stock options of $506.4 million, and to purchase the Quick-Tag™ license for $11.5 million. The remaining proceeds were used to pay transaction expenses of $16.4 million and prepaid expenses of $0.1 million.

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2012 of $23.4 million was generated by the net loss of $7.2 million adjusted for non-cash charges of $40.5 million for depreciation, amortization, dispositions of equipment, deferred taxes, deferred financing, stock-based compensation and other non-cash interest which was partially offset by cash related adjustments of $9.9 million for routine operating activities represented by changes in inventories, accounts receivable, accounts payable, accrued liabilities and other assets. In 2012, routine operating activities used cash for an increase in inventories of $10.4 million, an increase in other assets of $3.9 million, a decrease in accounts payable of $1.1 million and other items of $1.0 million while operating activities provided cash from a decrease in accounts receivable of $1.4 million and an increase of accrued liabilities of $5.1 million.

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

Investing Activities

Net cash used for investing activities was $24.3 million for the year ended December 31, 2012. Capital expenditures for the year totaled $24.3 million, consisting of $12.1 million for key duplicating machines, $5.5 million for engraving machines, $5.6 million for computer software and equipment and $1.1 million for plant equipment and other equipment purchases.

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

The Company used cash of $11.5 million from the Merger Transaction to purchase the licensing rights and related patents for the Quick-Tag™ business. Excluding the $11.5 million used for the Quick-Tag™ acquisition, net cash used for investing activities was $37.7 million for the year ended December 31, 2010. The Company used $21.3 million for the Servalite Acquisition and $1.3 million to purchase the licensing rights for the Laser Key business. Capital expenditures for the year totaled $15.1 million, consisting of $9.1 million for key duplicating machines, $1.7 million for engraving machines, and $4.3 million for computer software and equipment.

Financing Activities

Net cash provided by financing activities was $54.4 million for the year ended December 31, 2012. The borrowings on senior notes provided $69.2 million, including the premium received of $4.2 million, and were used together with the net proceeds from the term loan financing to pay the purchase price of the Paulin Acquisition, to repay a portion of indebtedness under the revolving credit facility and for general Company purposes. During 2012, the Company used cash to make payments of $12.4 million for additional acquisition consideration and $3.2 million for principal payments on the senior term loans. Other borrowings, net provided an additional $0.8 million in cash.

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

Liquidity

The Company’s management believes that projected cash flows from operations and revolver availability will be sufficient to fund working capital and capital expenditure needs for the next 12 months.

The Company’s working capital (current assets minus current liabilities) position of $193.9 million as of December 31, 2012 represents an increase of $70.7 million from the December 31, 2011 level of $123.2 million. The primary reason for the increase in working capital was the receipt of funds from the offering of $65.0 million of the Company’s 10.875% Senior Notes.

Contractual Obligations

The Company’s contractual obligations as of December 31, 2012 are summarized below:

		Payments Due
(dollars in thousands)	Total	Less Than One Year	1 to 3 Years	3 to 5 Years	More Than Five Years
Junior Subordinated Debentures (1)	$115,132	$—	$—	$—	$115,132
Interest on Jr Subordinated Debentures	180,413	12,231	24,463	24,463	119,256
Long Term Senior Term Loans	312,375	3,200	6,400	302,775	—
10.875% Senior Notes (2)	265,000	—	—	—	265,000
KeyWorks License Agreement	3,253	450	852	792	1,159
Interest payments (3)	209,449	44,427	88,423	64,146	12,453
Operating Leases	56,981	7,114	11,427	9,724	28,716
Deferred Compensation Obligations	4,245	846	1,692	1,692	15
Capital Lease Obligations	1,088	830	212	46	—
Purchase Obligations	175	175	—	—	—
Other Obligations	2,626	1,830	637	159	—
Uncertain Tax Position Liabilities	3,002	—	—	—	3,002

Total Contractual Cash Obligations (4)	$1,153,739	$71,103	$134,106	$403,797	$544,733

(1)	The junior subordinated debentures liquidation value is approximately $108,704.
(2)	Includes $65,000 in aggregate principal amount of temporary 10.875% Senior Notes which were mandatorily exhanged for a like aggregate principal amount of 10.875% Senior Notes on February 19, 2013 in connection with the acquisition of Paulin.
(3)	Interest payments for Long Term Senior Term Loans and the 10.875% Senior Notes. Interest payments on the variable rate Long Term Senior Term Loans were calculated using the actual interest rate of 5.0% as of December 31, 2012, excluding possible impact of 2010 Swap. Interest payments on the 10.875% Senior Notes were calculated at their fixed rate.
(4)	All of the contractual obligations noted above are reflected on the Company’s consolidated balance sheet as of December 31, 2012 except for the interest payments and operating leases.

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

Borrowings

As of December 31, 2012, the Company had $24.4 million available under its secured credit facilities. The Company had approximately $313.4 million of outstanding debt under its secured credit facilities at December 31, 2012, consisting of $312.4 million in term loans and $1.0 million in capitalized lease and other obligations. The term loans consisted of $312.4 million in Term B-2 Loans at a three (3) month LIBOR rate plus margin of 5.0%. The capitalized lease and other obligations were at various interest rates.

At December 31, 2012 and 2011, the Company borrowings were as follows:

	December 31, 2012			December 31, 2011
(dollars in thousands)	Facility Amount	Outstanding Amount	Interest Rate	Facility Amount	Outstanding Amount	Interest Rate
Term B-2 Loan		$312,375	5.00%		$315,575	5.00%

Total Term Loans		312,375			315,575
Revolving credit facility	$30,000	—	—	$30,000	—	—
Capital leases & other obligations		1,064	various		134	various

Total secured credit		313,439			315,709
10.875% senior notes (1)		265,000	10.875%		200,000	10.875%

Total borrowings		$578,439			$515,709

(1)	Includes $65,000 in aggregate principal amount of temporary 10.875% Senior Notes which were manditorily exchanged for a like aggregate principal amount of 10.875% Senior Notes on February 19, 2013 in connection with the acquisition of Paulin.

On May 28, 2010, the Company and certain of its subsidiaries closed the Senior Facilities, consisting of a $290.0 million term loan and a $30.0 million Revolver. The term loan portion of the Senior Facilities had a six year term and the Revolver had a five year term. The Senior Facilities provide borrowings at interest rates based on a EuroDollar rate plus a margin of 3.75%, or a base rate plus a margin of 2.75%. The EuroDollar rate was subject to a minimum floor of 1.75% and the Base Rate was subject to a minimum floor of 2.75%.

Concurrently with the Merger Transaction, Hillman Group issued $150.0 million aggregate principal amount of its 10.875% Senior Notes. On March 16, 2011, Hillman Group completed an offering of $50.0 million aggregate principal amount of its 10.875% Senior Notes. Hillman Group received a premium of approximately $4.6 million on the $50.0 million 10.875% Senior Notes offering. On December 21, 2012, Hillman Group completed an offering of $65.0 million aggregate principal amount of its 10.875% Senior Notes. Hillman Group received a premium of approximately $4.2 million on the $65.0 million 10.875% Senior Notes offering. The 10.875% Senior Notes are guaranteed by The Hillman Companies, Inc., Hillman Investment Company and all of the domestic subsidiaries of Hillman Group. Hillman Group pays interest on the 10.875% Senior Notes semi-annually on June 1 and December 1 of each year.

Effective April 18, 2011, the Company completed an amendment to the credit agreement governing its Senior Facilities. The Senior Facilities amendment eliminated the total leverage and interest coverage covenants and reduced the secured leverage covenant to 4.75x with no future step downs. The term loan pricing was modified to reduce the Eurodollar Margin and the Base Rate Margin by 25 basis points and reduce the floor on Eurodollar and Base Rate Loans by an additional 25 basis points. In connection with the amendment to the credit agreement, the Company incurred loan discount costs of approximately $1.3 million. As the modification of the Senior Facilities agreement was not substantial, the unamortized loan discount and debt issuance costs will be amortized over the term of the amended Senior Facilities.

Effective November 4, 2011, the Company entered into a Joinder Agreement to its credit agreement under the existing Senior Facilities (the “2011 Incremental Facility”). The 2011 Incremental Facility increased the aggregate term loan commitments available to Hillman Group under the Senior Facilities by $30.0 million. In connection with the 2011 Incremental Facility, the Company incurred loan discount costs of approximately $0.8 million. As the modification of the Senior Facilities agreement was not substantial, the unamortized loan discount costs will be amortized over the term of the amended Senior Facilities. The aggregate principal amount of commitments under the Senior Facilities, after giving effect to the 2011 Incremental Facility, is $350.0 million. The Company used the proceeds for general corporate purposes.

The Company’s Senior Facilities require the maintenance of the secured leverage ratio described above and limit the ability of the Company to incur debt, make investments, make dividend payments to holders of the Trust Preferred Securities or undertake certain other business activities. Upon the occurrence of an event of default under the credit agreement, all amounts outstanding, together with accrued interest, could be declared immediately due and payable by our lenders. Below are the calculations of the financial covenant, as amended on April 18, 2011, with the Senior Facilities requirement for the twelve months ended December 31, 2012:

(dollars in thousands)	Actual	Ratio Requirement
Secured Leverage Ratio
Senior term loan balance	$312,375
Revolver	—
Capital leases and other credit obligations	1,064

Total debt	$313,439

Adjusted EBITDA (1)	$107,019

Leverage ratio (must be below requirement)	2.93	4.75

(1)	Adjusted EBITDA is a non-GAAP measure defined as income from operations ($40,968) plus depreciation ($22,009), amortization ($21,752), stock compensation expense ($714), restructuring costs ($3,684), acquisition and integration expenses ($3,031), litigation related costs ($11,295), foreign exchange losses ($1,171), management fees ($155) and other ($2,240).

Related Party Transactions

The Predecessor was obligated to pay management fees to a subsidiary of CHS in the amount of $58 thousand per month. The Predecessor was also obligated to pay transaction fees to a subsidiary of OTPP in the amount of $26 thousand per month, plus out of pocket expenses. The Successor has recorded management fee charges of $155 for the year ended December 31, 2012, $110 for the year ended December 31, 2011 and $0 for the seven month period ended December 31, 2010. The Predecessor has recorded aggregate management and transaction fee charges and expenses from CHS and OTPP of $438 thousand for the five month period ended May 28, 2010.

Gregory Mann and Gabrielle Mann are employed by the All Points subsidiary of Hillman. All Points leases an industrial warehouse and office facility from companies under the control of the Manns. The Predecessor and Successor have recorded rental expense for the lease of this facility on an arm’s length basis. The Successor recorded rental expense for the lease of this facility in the amount of $311 thousand for the year ended December 31, 2012, $311 thousand for the year ended December 31, 2011 and $181 thousand for the seven month period ended December 31, 2010. The Predecessor recorded rental expense for the lease of this facility in the amount of $130 thousand for the five month period ended May 28, 2010.

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

Revenue Recognition:

Revenue is recognized when products are shipped or delivered to customers depending upon when title and risks of ownership have passed and the collection of the relevant receivables is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Sales tax collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore excluded from revenues in the consolidated statements of comprehensive income.

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

Accounts Receivable and Allowance for Doubtful Accounts:

The Company establishes the allowance for doubtful accounts using the specific identification method and also provides a reserve in the aggregate. The estimates for calculating the aggregate reserve are based on historical information. Increases to the allowance for doubtful accounts result in a corresponding expense. The Company writes off individual accounts receivable when they become uncollectible. The allowance for doubtful accounts was $1.1 million and $641 thousand as of December 31, 2012 and 2011, respectively.

Inventory Realization:

Inventories consisting predominantly of finished goods are valued at the lower of cost or market, cost being determined principally on the weighted average cost method. Excess and obsolete inventories are carried at net realizable value. The historical usage rate is the primary factor used by the Company in assessing the net realizable value of excess and obsolete inventory. A reduction in the carrying value of an inventory item from cost to market is recorded for inventory with no usage in the preceding twenty-four month period or with on-hand quantities in excess of twenty-four months average usage. The inventory reserve amounts were $6.9 million and $7.4 million at December 31, 2012 and 2011, respectively.

Goodwill and Other Intangible Assets:

Goodwill represents the excess purchase cost over the fair value of net assets of companies acquired in business combinations. Goodwill is an indefinite lived asset and is assessed for impairment at least annually, or more frequently if a triggering event occurs. If the carrying amount of goodwill is greater than the fair value, impairment may be present. ASC 350 permits an entity to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before applying the two-step goodwill impairment model. If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment.

The quantitative assessment for goodwill impairment is a two-step test. Under the first step, the fair value of each reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the Company must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with ASC 805, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

The Company also evaluates indefinite-lived intangible assets (primarily trademarks and trade names) for impairment annually or more frequently if events and circumstances indicate that it is more likely than not that the fair value of an indefinite-lived intangible asset is below its carrying amount. In connection with the evaluation, an independent appraiser assessed the value of its intangible assets based on a relief from royalties, excess earnings, and lost profits discounted cash flow model. An impairment charge is recorded if the carrying amount of an indefinite-lived intangible asset exceeds the estimated fair value on the measurement date.

The Company’s annual impairment assessment is performed for the reporting units as of October 1. The estimated fair value of each reporting unit subject to the impairment test exceeded its carrying cost. The October 1 goodwill and intangible impairment test data aligns the impairment assessment with the preparation of the Company’s annual strategic plan and allows additional time for a more thorough analysis by the Company’s independent appraiser. An independent appraiser assessed the value of The Company’s goodwill based on a discounted cash flow model and multiple of earnings. Assumptions critical to the Company’s fair value estimates under the discounted cash flow model include the discount rate, projected average revenue growth and projected long-term growth rates in the determination of terminal values. No impairment charges were recorded by the Company in 2012 or 2011 as a result of the annual impairment assessment.

Long-Lived Assets:

The Company evaluates its long-lived assets for impairment and will continue to evaluate them based on the estimated undiscounted future cash flows as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. No impairment charges were recognized for long-lived assets in the years ended December 31, 2012 and 2011.

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

Risk Insurance Reserves:

The Company self-insures its product liability, automotive, workers’ compensation and general liability losses up to $250 thousand per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences in excess of $250 thousand up to $40.0 million. The two risk areas involving the most significant accounting estimates are workers’ compensation and automotive liability. Actuarial valuations performed by the Company’s outside risk insurance expert were used to form the basis for workers’ compensation and automotive liability loss reserves. The actuary contemplated the Company’s specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company management believes that the liability recorded for such risk insurance reserves is adequate as of December 31, 2012, but due to judgments inherent in the reserve estimation process, it is possible that the ultimate costs will differ materially from this estimate.

The Company self-insures its group health claims up to an annual stop loss limit of $200 thousand per participant. Aggregate coverage is maintained for annual group health insurance claims in excess of 125% of expected claims. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves. The Company management believes the liability recorded for such insurance reserves is adequate as of December 31, 2012, but due to judgments inherent in the reserve estimation process, it is possible that the ultimate costs will differ materially from this estimate.

Common Stock:

After consummation of the Merger Transaction, Hillman has one class of common stock. All outstanding shares of Hillman common stock are owned by Holdco. Under the terms of the Stockholders Agreement for the Holdco common stock, management shareholders have the ability to put their shares back to Holdco under certain conditions, including death or disability. Accounting Standards Codification (“ASC”) 480-10-S99 requires shares to be classified outside of permanent equity if they can be redeemed and the redemption is not solely within control of the issuer. Further, if it is determined that redemption of the shares is probable, the shares are marked to redemption value, which equals fair value, at each balance sheet date with the change in value recorded in additional paid-in capital. The 198.3 shares of common stock held by management are recorded outside permanent equity and were adjusted to the fair value of $14,116 as of December 31, 2012 and $12,247 as of December 31, 2011.

As of December 31, 2012, the fair value of the management owned common stock was based upon an independent valuation appraisal of the common stock. An independent appraiser assessed the value of the Company’s common stock based on a discounted cash flow model and multiple of earnings. Assumptions critical to the Company’s common stock value under the discounted cash flow model include the discount rate, projected average revenue growth and projected long-term growth rates in the determination of terminal values. In periods prior to December 31, 2012, the fair value of the management owned common stock was determined by the Board of Directors using an enterprise basis and taking into account all relevant market factors.

The fair value of the common stock has been calculated at each balance sheet date prior to December 31, 2012 by estimating the enterprise value of the Company less the redemption value of all obligations payable in preference to the common stock. These obligations include the long term debt, senior notes, bank revolving credit and the Trust Preferred Securities. The remainder was divided by the fully diluted common shares outstanding to arrive at a fair value per common share outstanding.

The enterprise value of the Company was determined based on the earnings before interest, taxes, depreciation and amortization adjusted for management fees, stock compensation costs, and other acquisition and integration related general and administrative costs (“Adjusted EBITDA”) for the most recent twelve month period multiplied by a valuation multiple. As of December 31, 2011 and 2010, the Company applied valuation multiples of 9.78x and 9.83x, respectively, to trailing twelve months Adjusted EBITDA in determining enterprise value. Management periodically reviews the appropriateness of this multiple and notes that it was consistent with comparable distribution companies.

A change of 0.1 in the valuation multiple used to calculate the enterprise value at December 31, 2011 adjusted the per share fair value of the common stock by approximately $26.85.

The calculation of the fair value of the common stock as of December 31, 2011 and 2010 is detailed below together with the presentation of the fair value of the common stock as of December 31, 2012:

(dollars in thousands)	December 31, 2012 (5)	December 31, 2011	December 31, 2010
Trailing twelve fiscal months EBITDA (1)		$92,262	$85,056
Valuation Multiple (2)		9.78	9.83

Hillman Enterprise Value Excluding Servalite		902,462	835,717
Ook Fair Value (3)		15,323	—
Servalite Fair Value (3)		—	21,335

Hillman Enterprise Value		917,785	857,052

Less:
Senior term loans		315,575	288,550
Bank revolving credit		—	12,000
10.875% senior notes		200,000	150,000
Junior subordinated debentures redemption value, net (4)		105,446	105,446

Total Debt		621,021	555,996

Plus:
Cash		12,027	7,585
Proceeds from option exercise		33,314	32,284

Common Equity Value (6)	402,802	342,105	340,925

Fully-diluted Common Shares outstanding	349,480	342,105	340,925

Fully-diluted Value Per Common Share	$1,152.6	$1,000.0	$1,000.0

(1)	-	EBITDA is calculated for the most recent four fiscal quarters as follows:

	December 31,	December 31,
	2011	2010
Income from operations	$38,453	$7,923
Depreciation and amortization	42,050	31,637
Management fees	110	438
Stock compensation expense	—	19,053
Acquisition and integration	2,805	22,492
Exchange rate (gain) loss	446	(391)
Restructuring cost	2,113	—
Excess legal on patent litigation	665	1,897
Litigation settlement cost	2,120	—
Consigned inventory cost	1,118	—
Royalty on engraving products	—	771
Other adjustments	2,382	1,236

EBITDA	$92,262	$85,056

The other adjustments include restructuring costs and professional fees.

(2)	-	The Company periodically reviews the valuation multiple used and notes that it is consistent with comparable multiples used for distribution companies.
(3)	-	Ook was acquired on December 1, 2011 and Servalite was acquired on December 29, 2010. Their respective purchase prices were deemed the accurate measure of enterprise value.
(4)	-	The value of the junior subordinated debentures is the redemption value of $25 per share.
(5)	-	At December 31, 2012, a common stock valuation was performed by an independent appraiser based upon a discounted cash flow model and multiple of earnings. The Company used this valuation in its determination of common equity value.
(6)	-	At December 31, 2012, the Common Equity Value includes $41,210 in proceeds from option exercise.

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

Fair Value of Financial Instruments:

Cash, restricted investments, accounts receivable, short-term borrowings, accounts payable and accrued liabilities are reflected in the consolidated financial statements at book value due to the short-term nature of these instruments. The carrying amounts of the long-term debt under the revolving credit facility and variable rate senior term loan approximate the fair value at December 31, 2012 and 2011. The fair values of the fixed rate senior notes and junior subordinated debentures were determined utilizing current trading prices obtained from indicative market data at December 31, 2012 and 2011, respectively. See Note 16, Fair Value Measurements of the Notes to the Consolidated Financial Statements.

Recent Accounting Pronouncements:

The Financial Accounting Standards Board, or the FASB, the SEC, and other accounting organizations or governmental entities from time to time issue new pronouncements or new interpretations of existing accounting standards that require changes to our accounting policies and procedures. To date, the Company Management does not believe any new pronouncements or interpretations have had a material impact on our consolidated results of operations or financial condition, but future pronouncements or interpretations could require the change of policies or procedures.

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

Based on the Company’s exposure to variable rate borrowings at December 31, 2012, a one percent (1%) change in the weighted average interest rate for a period of one year would change the annual interest expense by approximately $2.0 million.

The Company is exposed to foreign exchange rate changes of the Australian, Canadian and Mexican currencies as it impacts the $29.0 million tangible and intangible net asset value of its Australian, Canadian and Mexican subsidiaries as of December 31, 2012. The foreign subsidiaries net tangible assets were $9.0 million and the net intangible assets were $20.0 million as of December 31, 2012. The Company’s management considers the Company’s exposure to foreign currency translation gains or losses to be immaterial.

Item 8 – Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULES

Report of Management on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of The Hillman Companies, Inc. and its consolidated subsidiaries; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of The Hillman Companies, Inc. and its consolidated subsidiaries are being made only in accordance with authorizations of management and directors of The Hillman Companies, Inc. and its consolidated subsidiaries, as appropriate; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the assets of The Hillman Companies, Inc. and its consolidated subsidiaries that could have a material effect on the consolidated financial statements.

The Company’s management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2012, the end of our fiscal year. Management based its assessment on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed under the direction of management.

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

Based on its assessment, the Company’s management has concluded that our internal control over financial reporting was effective, as of December 31, 2012, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. We reviewed the results of management’s assessment with the Audit Committee of The Hillman Companies, Inc.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

/s/ MAX W. HILLMAN	/s/ ANTHONY A. VASCONCELLOS

Max W. Hillman	Anthony A. Vasconcellos
Chief Executive Officer	Chief Financial Officer
Dated: March 29, 2013	Dated: March 29, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

The Hillman Companies, Inc.

We have audited the accompanying consolidated balance sheets of The Hillman Companies, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2012 (Successor), December 31, 2011 (Successor), seven months ended December 31, 2010 (Successor), and the five months ended May 28, 2010 (Predecessor). In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II – Valuation Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Hillman Companies, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years ended December 31, 2012 (Successor), December 31, 2011 (Successor), seven months ended December 31, 2010 (Successor), and the five months ended May 28, 2010 (Predecessor), in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material aspects, the information set forth therein.

/s/ KPMG LLP

KPMG LLP

Cincinnati, Ohio

March 29, 2013

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 31, 2012	December 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$65,548	$12,027
Restricted investments	846	364
Accounts receivable, net	62,344	63,565
Inventories, net	113,838	103,975
Deferred income taxes	10,464	9,908
Other current assets	8,506	5,646

Total current assets	261,546	195,485
Property and equipment, net	68,492	66,342
Goodwill	455,338	457,443
Other intangibles, net	366,644	386,202
Restricted investments	3,399	3,390
Deferred financing fees	12,858	13,055
Investment in trust common securities	3,261	3,261
Other assets	4,255	2,673

Total assets	$1,175,793	$1,127,851

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,571	$31,273
Current portion of senior term loans	3,200	3,200
Additional acquisition consideration	—	12,387
Current portion of capitalized lease and other obligations	819	31
Accrued expenses:
Salaries and wages	9,351	5,628
Pricing allowances	4,057	5,728
Income and other taxes	2,492	2,253
Interest	2,868	2,203
Deferred compensation	846	364
Other accrued expenses	11,397	9,207

Total current liabilities	67,601	72,274
Long-term senior term loans	307,727	310,550
Long-term capitalized lease and other obligations	245	103
Long-term senior notes	272,942	204,248
Junior subordinated debentures	115,132	115,411
Deferred compensation	3,399	3,390
Deferred income taxes	117,949	123,888
Other non-current liabilities	6,187	7,193

Total liabilities	891,182	837,057

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY (CONTINUED)	December 31, 2012	December 31, 2011

Common stock with put options:
Common stock, $.01 par, 5,000 shares authorized, 198.3 issued and outstanding at December 31, 2012 and 2011.	14,116	12,247

Commitments and contingencies (Note 17)

Stockholders’ Equity:
Preferred Stock:
Preferred stock, $.01 par, 5,000 shares authorized, none issued and outstanding at December 31, 2012 and 2011.	—	—

Common Stock:
Common stock, $.01 par, 5,000 shares authorized, 4,801.7 issued and outstanding at December 31, 2012 and 2011.	—	—

Additional paid-in capital	294,675	296,544
Accumulated deficit	(25,051)	(17,817)
Accumulated other comprehensive income (loss)	871	(180)

Total stockholders’ equity	270,495	278,547

Total liabilities and stockholders’ equity	$1,175,793	$1,127,851

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	Successor			Predecessor
	Year ended December 31, 2012	Year ended December 31, 2011	Seven Months ended December 31, 2010	Five Months ended May 28, 2010
Net sales	$555,465	$506,526	$276,680	$185,716
Cost of sales (exclusive of depreciation and amortization shown separately below)	275,016	252,491	136,554	89,773
Selling, general and administrative expenses	188,330	169,766	90,760	82,850
Acquisition and integration (Note 22)	3,031	2,805	11,150	11,342
Depreciation	22,009	21,333	11,007	7,283
Amortization	21,752	20,717	10,669	2,678
Management and transaction fees to related party	155	110	—	438
Other (income) expense, net	4,204	851	(145)	114

Income (loss) from operations	40,968	38,453	16,685	(8,762)

Interest expense, net	41,138	40,679	20,712	8,327
Interest expense on mandatorily redeemable preferred stock and management purchased options	—	—	—	5,488
Interest expense on junior subordinated debentures	12,610	12,610	7,356	5,254
Investment income on trust common securities	(378)	(378)	(220)	(158)

Loss before income taxes	(12,402)	(14,458)	(11,163)	(27,673)

Income tax benefit	(5,168)	(4,679)	(3,125)	(2,465)

Net loss	$(7,234)	$(9,779)	$(8,038)	$(25,208)

Net loss (from above)	$(7,234)	$(9,779)	$(8,038)	$(25,208)
Other comprehensive income:
Foreign currency translation adjustments	1,051	(179)	(1)	17
Interest rate swap, net of tax	—	624	(624)	1,161

Total other comprehensive income (loss)	1,051	445	(625)	1,178

Comprehensive loss	$(6,183)	$(9,334)	$(8,663)	$(24,030)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Successor			Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011	Seven Months Ended December 31, 2010	Five Months Ended May 28, 2010

Cash flows from operating activities:
Net loss	$(7,234)	$(9,779)	$(8,038)	$(25,208)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	43,761	42,050	21,676	9,961
Loss on dispositions of property and equipment	292	53	60	74
Deferred income tax benefit	(5,603)	(4,634)	(5,660)	(1,921)
Deferred financing and original issue discount amortization	2,180	2,011	1,294	515
Interest on mandatorily redeemable preferred stock and management purchased options	—	—	—	5,488
Stock-based compensation expense	714	—	—	19,053
Other non-cash interest and change in value of interest rate swap	(787)	1,250	392	—
Changes in operating items:
Accounts receivable	1,376	(4,441)	14,686	(16,816)
Inventories	(10,380)	(2,175)	(11,661)	2,959
Other assets	(3,931)	(3,251)	(1,156)	124
Accounts payable	(1,146)	672	7,051	1,830
Other accrued liabilities	5,146	2,291	(5,780)	4,352
Other items, net	(970)	166	(1,665)	(894)

Net cash provided by (used for) operating activities	23,418	24,213	11,199	(483)

Cash flows from investing activities:
Ook acquisition	—	(15,323)	—	—
Tagworks acquisition	—	(40,271)	—	—
Payments for Quick Tag and Laser Key licenses	—	—	(12,750)	—
Servalite acquisition	—	—	(21,335)	—
Capital expenditures	(24,313)	(17,935)	(9,675)	(5,411)
Proceeds from sale of property and equipment	3	—	—	—

Net cash used for investing activities	(24,310)	(73,529)	(43,760)	(5,411)

Cash flows from financing activities:
Borrowings of senior term loans	—	30,000	290,000	—
Repayments of senior term loans	(3,200)	(2,975)	(149,756)	(9,544)
Discount on senior term loans	—	(2,000)	—	—
Borrowings of revolving credit loans	19,000	9,444	12,600	—
Repayments of revolving credit loans	(19,000)	(21,444)	(600)	—
Payment of additional acquisition consideration	(12,387)	(12,490)	—	—
Principal payments under capitalized lease obligations	(47)	(30)	(50)	(459)
Repayments of unsecured subordinated notes	—	—	(49,820)	—
Borrowings of senior notes	65,000	50,000	150,000	—
Premium on senior notes	4,225	4,625	—	—
Financing fees, net	—	(1,372)	(15,729)	—
Borrowings under other credit obligations	1,119	—	—	—
Repayments of other credit obligations	(297)	—	—	—
Purchase of predecessor equity securities	—	—	(506,407)	—
Proceeds from sale of successor equity securities	—	—	308,641	—

Net cash provided by (used for) financing activities	54,413	53,758	38,879	(10,003)

Net increase (decrease) in cash and cash equivalents	53,521	4,442	6,318	(15,897)

Cash and cash equivalents at beginning of period	12,027	7,585	1,267	17,164

Cash and cash equivalents at end of period	$65,548	$12,027	$7,585	$1,267

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(dollars in thousands)

	Predecessor			Successor	Additional		Accumulated Other	Total Stockholders’
	Common Stock		Preferred Stock	Common	Paid-in	Accumulated	Comprehensive	Equity
	Class A	Class C	Class A	Stock	Capital	Deficit	Income (Loss)	(Deficit)
Balance at December 31, 2009 - Predecessor	$—	$—	$1	$—	$10,302	$(19,377)	$(1,485)	$(10,559)

Net loss	—	—	—	—	—	(25,208)	—	(25,208)
Class A Common Stock FMV adjustment (2)	—	—	—	—	(5,650)	—	—	(5,650)
Dividends to shareholders	—	—	—	—	(7,583)	—	—	(7,583)
Change in cumulative foreign translation adjustment (1)	—	—	—	—	—	—	17	17
Change in derivative security value (1)	—	—	—	—	—	—	1,161	1,161

Balance at May 28, 2010 - Predecessor	—	—	1	—	(2,931)	(44,585)	(307)	(47,822)

Close stockholders’ deficit at merger date	—	—	(1)	—	2,931	44,585	307	47,822
Issuance of 5,000 shares of common stock	—	—	—	—	308,641	—	—	308,641
Transfer of 200.8 shares of common stock to mezzanine	—	—	—	—	(12,397)	—	—	(12,397)

Balance at May 28, 2010 - Successor	—	—	—	—	296,244	—	—	296,244

Net loss	—	—	—	—	—	(8,038)	—	(8,038)
Sale of 150 Holdco common shares (3)	—	—	—	—	150	—	—	150
Change in cumulative foreign translation adjustment (1)	—	—	—	—	—	—	(1)	(1)
Change in derivative security value (1)	—	—	—	—	—	—	(624)	(624)

Balance at December 31, 2010 - Successor	—	—	—	—	296,394	(8,038)	(625)	287,731

Net loss	—	—	—	—	—	(9,779)	—	(9,779)
Sale of 150 Holdco common shares (4)	—	—	—	—	150	—	—	150
Change in cumulative foreign translation adjustment (1)	—	—	—	—	—	—	(179)	(179)
Change in derivative security value due to de-designation (1)	—	—	—	—	—	—	624	624

Balance at December 31, 2011 - Successor	—	—	—	—	296,544	(17,817)	(180)	278,547

Net loss	—	—	—	—	—	(7,234)	—	(7,234)
FMV adjustment to common stock with put options (2)	—	—	—	—	(1,869)	—	—	(1,869)
Change in cumulative foreign translation adjustment (1)	—	—	—	—	—	—	1,051	1,051

Balance at - December 31, 2012 - Successor	$—	$—	$—	$—	$294,675	$(25,051)	$871	$270,495

(1)	The cumulative foreign translation adjustment and change in derivative security value are net of taxes and represent the only items of other comprehensive income (loss).
(2)	Management of the Successor Company controlled 198.3 shares of common stock at December 31,2012 and management of the Predecessor Company controlled 395.7 shares of Class A common stock at December 31,2009. These shares contained a put feature that allowed redemption at the holder’s option. These shares were classified as temporary equity and were adjusted to fair value. See Note 13, Common and Preferred Stock, for further details.
(3)	In December 2 010, a former member of management sold 150.0 shares of Holdco to a member of the Board of Directors.
(4)	In January 2011, the Company sold 150.0 shares of Holdco to a member of the Board of Directors.

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

On May 28, 2010, The Hillman Companies, Inc. was acquired by an affiliate of Oak Hill Capital Partners (“OHCP”) and certain members of Hillman’s management and Board of Directors. Pursuant to the terms and conditions of an Agreement and Plan of Merger dated as of April 21, 2010, the Company was merged with an affiliate of OHCP with the Company surviving the merger (the “Merger Transaction”). As a result of the Merger Transaction, The Hillman Companies, Inc. is a wholly-owned subsidiary of OHCP HM Acquisition Corp. (“Holdco”). The total consideration paid in the Merger Transaction was $832,679 which includes $11,500 for the Quick-Tag™ license and related patents, the repayment of outstanding debt and the net value of the Company’s outstanding junior subordinated debentures ($105,443 liquidation value, net of $3,261 in trust common securities, at the time of the merger).

Prior to the Merger Transaction, affiliates of Code Hennessy & Simmons LLC (“CHS”) owned 49.3% of the Company’s outstanding common stock and 54.6% of the Company’s voting common stock, Ontario Teacher’s Pension Plan (“OTPP”) owned 28.0% of the Company’s outstanding common stock and 31.0% of the Company’s voting common stock and HarbourVest Partners VI owned 8.7% of the Company’s outstanding common stock and 9.7% of the Company’s voting common stock. Certain current and former members of management owned 13.7% of the Company’s outstanding common stock and 4.4% of the Company’s voting common stock. Other investors owned 0.3% of the Company’s outstanding common stock and 0.3% of the Company’s voting common stock.

The Company’s consolidated statements of comprehensive income, cash flows and changes in stockholders’ equity for the periods presented prior to May 28, 2010 are referenced herein as the predecessor financial statements (the “Predecessor” or “Predecessor Financial Statements”). The Company’s consolidated balance sheet and its related statements of comprehensive income, cash flows and changes in stockholders’ equity for the periods presented subsequent to the Merger Transaction are referenced herein as the successor financial statements (the “Successor” or “Successor Financial Statements”). The Predecessor Financial Statements do not reflect certain transaction amounts that were incurred at the close of the Merger Transaction. Such transaction amounts include the write-off of $5,010 in deferred financing fees associated with the Predecessor debt obligations.

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

Nature of Operations:

The Company is organized as five separate business segments, the largest of which is (1) The Hillman Group operating primarily in the United States. The other business segments consist of subsidiaries of the Hillman Group operating in (2) Canada under the name The Hillman Group Canada, Ltd., (3) Mexico under the name SunSource Integrated Services de Mexico SA de CV, (4) Florida under the name All Points Industries, Inc. and (5) Australia under the name The Hillman Group Australia Pty. Ltd. The Hillman Group provides merchandising services and products such as fasteners and related hardware items; threaded rod and metal shapes; keys, key duplication systems and accessories; builder’s hardware; and identification items, such as tags and letters, numbers and signs, to retail outlets, primarily hardware stores, home centers and mass merchants, pet supply stores, grocery stores and drug stores. Through its field sales and service organization, Hillman complements its extensive product selection with value-added services for the retailer. The Company has approximately 20,380 customers, the largest three of which accounted for 40.1%, 41.0% and 43.7% of net sales in 2012, 2011 and 2010, respectively.

2.	Summary of Significant Accounting Policies:

Cash and Cash Equivalents:

Cash and cash equivalents consist of commercial paper, U.S. Treasury obligations and other liquid securities purchased with initial maturities less than 90 days and are stated at cost which approximates market value. The Company has foreign bank balances of approximately $2,201 and $2,627 at December 31, 2012 and 2011, respectively. The Company maintains cash and cash equivalent balances with financial institutions that exceed federally insured limits. The Company has not experienced any losses related to these balances. Management believes its credit risk is minimal.

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

Accounts Receivable and Allowance for Doubtful Accounts:

The Company establishes the allowance for doubtful accounts using the specific identification method and also provides a reserve in the aggregate. The estimates for calculating the aggregate reserve are based on historical collection experience. Increases to the allowance for doubtful accounts result in a corresponding expense. The Company writes off individual accounts receivable when collection becomes improbable. The allowance for doubtful accounts was $1,105 and $641 as of December 31, 2012 and 2011, respectively.

Inventories:

Inventories consisting predominantly of finished goods are valued at the lower of cost or market, cost being determined principally on the weighted average cost method. Excess and obsolete inventories are carried at net realizable value. The historical usage rate is the primary factor used by the Company in assessing the net realizable value of excess and obsolete inventory. A reduction in the carrying value of an inventory item from cost to market is recorded for inventory with no usage in the preceding 24 month period or with on hand quantities in excess of 24 months average usage. The inventory reserve amounts were $6,944 and $7,406 at December 31, 2012 and 2011, respectively.

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

Costs incurred to develop software for internal use are capitalized and amortized over the estimated useful life of the software. Costs related to maintenance of internal-use software are expensed as incurred. Costs used for the development of internal-use software were capitalized and placed in to service in the amount of $5,685 in the Successor year ended December 31, 2012, $161 in the Successor year ended December 31, 2011, $1,134 in the Successor seven month period ended December 31, 2010 and $246 in the Predecessor period ended May 28, 2010.

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

Goodwill and Other Intangible Assets:

Goodwill represents the excess purchase cost over the fair value of net assets of companies acquired in business combinations. Goodwill is an indefinite lived asset and is assessed for impairment at least annually, or more frequently if a triggering event occurs. If the carrying amount of goodwill is greater than the fair value, impairment may be present. ASC 350 permits an entity to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before applying the two-step goodwill impairment model. If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment.

The quantitative assessment for goodwill impairment is a two-step test. Under the first step, the fair value of each reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the Company must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with ASC 805, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

The Company also evaluates indefinite-lived intangible assets (primarily trademarks and trade names) for impairment annually or more frequently if events and circumstances indicate that it is more likely than not that the fair value of an indefinite-lived intangible asset is below its carrying amount. In connection with the evaluation, an independent appraiser assessed the value of its intangible assets based on a relief from royalties, excess earnings, and lost profits discounted cash flow model. An impairment charge is recorded if the carrying amount of an indefinite-lived intangible asset exceeds the estimated fair value on the measurement date.

The Company’s annual impairment assessment is performed for the reporting units as of October 1. The estimated fair value of each reporting unit subject to the impairment test exceeded its carrying cost. The October 1 goodwill and intangible impairment test data aligns the impairment assessment with the preparation of the Company’s annual strategic plan and allows additional time for a more thorough analysis by the Company’s independent appraiser. An independent appraiser assessed the value of The Company’s goodwill based on a discounted cash flow model and multiple of earnings. Assumptions critical to the Company’s fair value estimates under the discounted cash flow model include the discount rate, projected average revenue growth and projected long-term growth rates in the determination of terminal values. No impairment charges were recorded by the Company in 2012 or 2011 as a result of the annual impairment assessment.

Long-Lived Assets:

The Company evaluates its long-lived assets for impairment including an evaluation based on the estimated undiscounted future cash flows as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. No impairment charges were recognized for long-lived assets in the years ended December 31, 2012 and 2011, the seven months ended December 31, 2010 or the five months ended May 28, 2010.

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

Risk Insurance Reserves:

The Company self-insures its product liability, automotive, workers’ compensation and general liability losses up to $250 per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences in excess of $250 up to $40,000. The two risk areas involving the most significant accounting estimates are workers’ compensation and automotive liability. Actuarial valuations performed by the Company’s outside risk insurance expert were used to form the basis for workers’ compensation and automotive liability loss reserves. The actuary contemplated the Company’s specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes the liability recorded for such risk insurance reserves is adequate as of December 31, 2012.

The Company self-insures its group health claims up to an annual stop loss limit of $200 per participant. Aggregate coverage is maintained for annual group health insurance claims in excess of 125% of expected claims. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves. The Company believes the liability recorded for such health insurance reserves is adequate as of December 31, 2012.

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

The Company’s defined contribution plan costs were $1,426 and $1,327 in the Successor years ended December 31, 2012 and 2011, respectively, $710 in the Successor seven month period ended December 31, 2010 and $594 in the Predecessor five month period ended May 28, 2010.

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

Shipping and Handling:

The costs incurred to ship product to customers, including freight and handling expenses, are included in selling, general and administrative (“SG&A”) expenses on the Company’s consolidated statements of operations. The Company’s shipping and handling costs were $23,067 and $21,695 in the Successor years ended December 31, 2012 and 2011, respectively, $16,105 in the Successor seven month period ended December 31, 2010 and $3,153 in the Predecessor period ended May 28, 2010.

Research and Development:

The Company expenses research and development costs consisting primarily of internal wages and benefits in connection with improvements to the key duplicating and engraving machines. The Company’s research and development costs were $1,222 and $1,187 in the Successor years ended December 31, 2012 and 2011, respectively, $476 in the Successor seven month period ended December 31, 2010 and $446 in the Predecessor period ended May 28, 2010.

Common Stock:

After consummation of the Merger Transaction, The Hillman Companies, Inc. has one class of common stock. All outstanding shares of The Hillman Companies, Inc. common stock are owned by Holdco. Under the terms of the Stockholders Agreement for the Holdco common stock, management shareholders have the ability to put their shares back to Holdco under certain conditions, including death or disability. ASC 480-10-S99 requires shares to be classified outside of permanent equity if they can be redeemed and the redemption is not solely within control of the issuer. Further, if it is determined that redemption of the shares is probable the shares are marked to market at each balance sheet date with the change in fair value recorded in additional paid-in capital. Accordingly, the 198.3 shares of Holdco common stock held by management are recorded outside permanent equity and have been adjusted to the fair value of $14,116 as of December 31, 2012 and $12,247 as of December 31, 2011. See Note 13, Common and Preferred Stock.

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

Fair Value of Financial Instruments:

Cash, restricted investments, accounts receivable, short-term borrowings, accounts payable and accrued liabilities are reflected in the consolidated financial statements at book value, which approximates fair value, due to the short-term nature of these instruments. The carrying amounts of the long-term debt under the revolving credit facility and variable rate senior term loan approximate the fair value at December 31, 2012 and 2011 because of the short maturity of these instruments. The fair values of the fixed rate senior notes and junior subordinated debentures at December 31, 2012 and 2011 were determined utilizing current trading prices obtained from indicative market data. See Note 16, Fair Value Measurements.

Derivatives and Hedging:

The Company uses derivative financial instruments to manage its exposures to (1) interest rate fluctuations on its floating rate senior debt; (2) price fluctuations in metal commodities used in its key products; and (3) fluctuations in foreign currency exchange rates. The Company measures those instruments at fair value and recognizes changes in the fair value of derivatives in earnings in the period of change, unless the derivative qualifies as an effective hedge that offsets certain exposures. The Company enters into derivative instrument transactions with financial institutions acting as the counter-party. The Company does not enter into derivative transactions for speculative purposes and, therefore, holds no derivative instruments for trading purposes.

The relationships between hedging instruments and hedged items are formally documented, in addition to the risk management objective and strategy for each hedge transaction. For interest rate swaps, the notional amounts, rates and maturities of our interest rate swaps are closely matched to the related terms of hedged debt obligations. The critical terms of the interest rate swap are matched to the critical terms of the underlying hedged item to determine whether the derivatives used for hedging transactions are highly effective in offsetting changes in the cash flows of the underlying hedged item. If it is determined that a derivative ceases to be a highly effective hedge, we discontinue hedge accounting and recognize all subsequent derivative gains and losses in our statement of comprehensive income.

Derivative instruments designated in hedging relationships that mitigate exposure to the variability in future cash flows of our variable-rate debt or variable cost of key products are considered cash flow hedges. We record all derivative instruments in other assets or other liabilities on our consolidated balance sheets at their fair values. If the derivative is designated as a cash flow hedge and the hedging relationship qualifies for hedge accounting, the effective portion of the change in the fair value of the derivative is recorded in other comprehensive income. Instruments not qualifying for hedge accounting are recognized in our statement of comprehensive income in the period of the change. See Note 15, Derivatives and Hedging.

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

3.	Recent Accounting Pronouncements:

The Financial Accounting Standards Board, or the FASB, the SEC, and other accounting organizations or governmental entities from time to time issue new pronouncements or new interpretations of existing accounting standards that require changes to our accounting policies and procedures. To date, the Company Management does not believe any new pronouncements or interpretations have had a material impact on our consolidated results of operations or financial condition, but future pronouncements or interpretations could require the change of policies or procedures.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

4.	Acquisitions:

On December 1, 2011, the Hillman Group purchased certain assets of Micasa Trading Corporation (“Micasa”), a Miami, Florida based producer of the Ook™ brand of picture hangers and related products (“Ook” or the “Ook Acquisition”). The aggregate purchase price was $14,811 paid in cash. The asset acquisition met the definition of a business for business combinations.

In addition, subject to fulfillment of certain conditions provided in the purchase agreement, Micasa could earn an additional undiscounted contingent consideration of up to $6,000 to be paid in March 2013. The additional consideration was contingent upon the achievement of a defined gross profit earnings target for the year ended December 31, 2012. The defined gross profit earnings target was not achieved and the fair value of the contingent consideration arrangement was $0 at December 31, 2012.

Micasa was established in 1964 and developed into a major supplier of picture hanging fasteners and innovative parts within the retail hardware market. The Ook™ brand’s excellence in this specialty category strengthens Hillman’s position of providing value-added products and services to home centers and hardware retailers.

The following table reconciles the estimated fair value of the acquired Ook Acquisition assets and assumed liabilities to the total purchase price:

Account receivable	$2,186
Inventory	2,082
Deferred income taxes	854
Goodwill	3,765
Intangibles	7,690

Total assets acquired	16,577
Less:
Liabilities assumed	1,766

Total purchase price	$14,811

The excess of the purchase price over the net assets has been allocated to goodwill and intangible assets based upon an independent valuation appraisal. The intangible assets and goodwill are deductible for income tax purposes over a 15 year life.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

4.	Acquisitions: (continued)

On March 16, 2011, Hillman Group acquired all of the membership interests in TagWorks L.L.C., an Arizona limited liability company (the “TagWorks Acquisition”) for an initial purchase price of approximately $40,000 in cash.

In addition, Hillman Group paid additional consideration of $12,500 to the sellers of TagWorks on October 31, 2011, and also paid additional consideration of $12,500 on March 30, 2012. The March 30, 2012 additional consideration was contingent on the successful achievement of defined revenue and earnings targets for the year ended December 31, 2011.

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

The closing of the TagWorks Acquisition occurred concurrently with the offering of $50,000 aggregate principal amount of Hillman Group’s 10.875% Senior Notes due 2018. Hillman Group used the net proceeds of the note offering to fund the TagWorks Acquisition, to repay a portion of indebtedness under its revolving credit facility and to pay related transaction and financing fees. The notes are guaranteed by The Hillman Companies, Inc., Hillman Investment Company and all of the domestic subsidiaries of Hillman Group.

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

The Predecessor was obligated to pay management fees to a subsidiary of CHS in the amount of $58 per month. The Predecessor was also obligated to pay transaction fees to a subsidiary of OTPP in the amount of $26 per month, plus out of pocket expenses. The Successor has recorded management fee charges and expenses from OHCP of $155 for the year ended December 31, 2012, $110 for the year ended December 31, 2011 and no management fee charges for the seven month period ended December 31, 2010. The Predecessor has recorded aggregate management and transaction fee charges and expenses from CHS and OTPP of $438 for the five month period ended May 28, 2010.

Gregory Mann and Gabrielle Mann are employed by the All Points subsidiary of Hillman. All Points leases an industrial warehouse and office facility from companies under the control of the Manns. The Predecessor and Successor have recorded rental expense for the lease of this facility on an arm’s length basis. The Successor recorded rental expense for the lease of this facility in the amount of $311 for each of the years ended December 31, 2012 and 2011 and $181 for the seven month period ended December 31, 2010. The Predecessor recorded rental expense for the lease of this facility in the amount of $130 for the five month period ended May 28, 2010.

6.	Income Taxes:

The components of the Company’s income tax provision for the three years ended December 31, 2012 were as follows:

	Successor			Predecessor
	Year ended December 31, 2012	Year ended December 31, 2011	Seven Months ended December 31, 2010	Five Months ended May 28, 2010
Current:
Federal & State	$206	$217	$96	$83
Foreign	344	317	108	73

Total current	550	534	204	156

Deferred:
Federal & State	(5,000)	(5,119)	(4,348)	(2,063)
Foreign	(746)	(271)	38	91

Total deferred	(5,746)	(5,390)	(4,310)	(1,972)

Valuation allowance	28	177	981	(649)

Provision (benefit) for income taxes	$(5,168)	$(4,679)	$(3,125)	$(2,465)

The Company has U.S. federal net operating loss (“NOL”) carryforwards for tax purposes, totaling $62,886 as of December 31, 2012, that are available to offset future taxable income. These carry forwards expire from 2023 to 2032. Management estimates that these losses will be fully utilized prior to the expiration date. No valuation allowance has been provided against the federal NOL. In addition, the Company’s foreign subsidiaries have NOL carryforwards aggregating $4,263 which expire from 2027 to 2032. Management has recorded a valuation reserve of $261 against the deferred tax assets recorded for the foreign subsidiary.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

6.	Income Taxes: (continued)

The Company has state net operating loss carryforwards with an aggregate tax benefit of $2,963 which expire from 2013 to 2032. Management estimates that the Company will not be able to utilize some of the loss carryforwards in certain states before they expire. A valuation allowance with a year-end balance of $368 has been recorded for these deferred tax assets. In 2012, the valuation allowance for state net operating loss carryforwards increased by $72. The increase was primarily a result of a change in the estimation of the utilization of the net operating losses in the carryforward years.

The Company has a federal capital loss carryforward of $1,015 as of December 31, 2012. This loss is available to offset future capital gains. This loss will expire from 2013 to 2014 if not utilized. Management has recorded a valuation allowance of $374 for this capital loss carryforward to fully offset the deferred tax asset in 2012. Management estimates that the utilization of this capital loss carryforward is uncertain due to the short carryforward period and the uncertainty of generating sufficient capital gains in the carryforward period. In 2012, the valuation allowance for the capital loss carryforward was decreased by $214 in the twelve month period. The decrease was attributed to utilization in the carryforward period. The Company has $232 of general business tax credit carryforwards which expire from 2017 to 2031. A valuation allowance of $149 has been established for these tax credits. The Company has $9 of foreign tax credit carryforwards which expire from 2020 to 2021. A valuation allowance of $9 has been established for these tax credits.

A deferred tax asset of $1,940 has been recorded for costs that were capitalized in connection with the 2010 Merger Transaction. Costs totaling $5,013 were capitalized in connection with the 2010 Merger Transaction including $1,138 of investment banking fees, $1,370 of consulting fees, $1,964 of legal and accounting fees, and $541 of other miscellaneous transaction costs. Certain of these capitalized costs are not amortized under the tax law and can only be recovered for tax purposes under certain circumstances. The Company has established a valuation allowance of $1,940 for the entire amount of the deferred tax asset related to these non-amortizable capitalized costs.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

6.	Income Taxes: (continued)

The table below reflects the significant components of the Company’s net deferred tax assets and liabilities at December 31, 2012 and 2011:

	As of December 31, 2012		As of December 31, 2011
	Current	Non-current	Current	Non-current
Deferred Tax Asset:
Inventory	$5,994	$—	$6,429	$—
Bad debt reserve	1,116	—	1,243	—
Casualty loss reserve	708	308	419	492
Accrued bonus / deferred compensation	1,546	1,592	889	1,377
Litigation settlement accrual	—	—	629	—
Derivative security value	740	—	—	—
Medical insurance reserve	508	—	190	—
Deferred lease incentive	—	422	—	454
Original issue discount amortization	—	536	—	509
Transaction costs	—	3,348	—	3,498
Federal / foreign net operating loss	—	23,164	—	23,233
State net operating loss	—	2,963	—	3,047
Unrecognized tax benefit	—	(3,002)	—	(4,440)
Federal capital loss carry forwards	—	374	—	588
Tax credit carry forwards	—	2,618	—	2,559
All other items	578	835	852	639

Gross deferred tax assets	11,190	33,158	10,651	31,956
Valuation allowance for deferred tax assets	(726)	(2,374)	(743)	(2,236)

Net deferred tax assets	$10,464	$30,784	$9,908	$29,720

Deferred Tax Liability:
Intangible asset amortization	$—	$135,946	$—	$141,169
Property and equipment	—	12,504	—	12,439
All other items	—	283	—	—

Deferred tax liabilities	$—	$148,733	$—	$153,608

Net deferred tax liability		$107,485		$113,980

Long term net deferred tax liability		$117,949		$123,888
Current net deferred tax asset		10,464		9,908
Long term net deferred tax asset		—		—

Net deferred tax liability		$107,485		$113,980

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

6.	Income Taxes: (continued)

The objective of accounting for income taxes is to recognize the amount of taxes payable or refundable for the current year and the deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the entity’s financial statements. Hillman is subject to income taxes in the United States and in certain foreign jurisdictions. In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of December 31, 2012, the Company has not made a provision for U.S. or additional foreign withholding taxes on approximately $822 of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that is indefinitely reinvested. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries because of the complexities of the hypothetical calculation.

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

Below is a reconciliation of statutory income tax rates to the effective income tax rates for the periods indicated:

	Successor			Successor
	Year ended December 31, 2012	Year ended December 31, 2011	Seven Months ended December 31, 2010	Five Months ended May 28, 2010
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%
Non-U.S. taxes and the impact of non-U.S. losses for which a current tax benefit is not available	-6.1%	-0.9%	-0.4%	-0.1%
State and local income taxes, net of U.S. federal income tax benefit	1.9%	2.5%	3.2%	0.9%
Adjustment of reserve for change in valuation allowance and other items	1.2%	-1.2%	-9.2%	2.3%
Adjustment for change in tax law	-0.4%	-2.6%	0.0%	0.3%
Adjustment of unrecognized tax benefits	11.6%	0.0%	0.0%	-5.6%
Permanent differences:
Interest expense on mandatorily redeemable preferred stock	0.0%	0.0%	0.0%	-6.2%
Stock based compensation expense	0.0%	0.0%	0.0%	-17.5%
Meals and entertainment expense	-1.1%	-0.9%	-0.6%	-0.2%
Other permanent differences	-0.9%	0.0%	0.0%	0.0%
Other adjustments	0.5%	0.5%	0.0%	0.0%

Effective income tax rate	41.7%	32.4%	28.0%	8.9%

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

6.	Income Taxes: (continued)

The Company has recorded a $1,438 decrease in the reserve for unrecognized tax benefits in the twelve month period ended December 31, 2012 related to the expiration of the statute of limitations for an earlier year. The unrecognized tax benefits are shown in the financial statements as a reduction of the deferred tax asset for the Company’s net operating loss carryforwards. A summary of the changes for the last three years follows:

	2012	2011	2010
Unrecognized tax benefits - January 1	$4,440	$4,433	$2,879

Gross increases - tax positions in current period	—	7	1,557
Gross increases - tax positions in prior period	—	—	—
Gross decreases - tax positions in prior period	(1,438)	—	(3)

Unrecognized tax benefits - December 31	$3,002	$4,440	$4,433

Amount of unrecognized tax benefit that, if recognized would affect the company’s effective tax rate	$3,002	$4,440	$4,433

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. In conjunction with the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB No. 109, “Accounting for Income Taxes”, which was codified in ASC 740-10, the Company has not recognized any adjustment of interest or penalties in its consolidated financial statements due to its net operating loss position. The Company does not anticipate a decrease in the unrecognized tax benefits for the tax year ending December 31, 2013.

The Company files a consolidated income tax return in the U.S. and numerous consolidated and separate income tax returns in various states and foreign jurisdictions. As of December 31, 2012, with a few exceptions, the Company is no longer subject to U.S. federal, state, and foreign tax examinations by tax authorities for the tax years prior to 2009. However, the IRS can make adjustments to losses carried forward by the Company from 2004 forward and utilized on its federal return.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

7.	Property and Equipment:

Property and equipment, net, consists of the following at December 31, 2012 and 2011:

	Estimated Useful Life (Years)	2012	2011
Land	n/a	$531	$531
Buildings	27	778	772
Leasehold improvements	3-10	5,044	4,797
Machinery and equipment	2-10	102,494	83,518
Furniture and fixtures	3-5	835	684
Construction in process		2,899	3,489

Property and equipment, gross		112,581	93,791
Less: Accumulated depreciation		44,089	27,449

Property and equipment, net		$68,492	$66,342

Machinery and equipment includes capitalized software of $10,972 and $5,287 as of December 31, 2012 and 2011, respectively. Captitalized interest of $109 and $99 was recorded for the years ended December 31, 2012 and 2011, respectively.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

8.	Other Intangibles:

Intangible assets are amortized over their useful lives and are subject to impairment testing. The values assigned to intangible assets in connection with the Merger Transaction and the acquisitions of Servalite, TagWorks and Ook were determined through separate independent appraisals. In connection with the Merger Transaction, the Company acquired the Quick-Tag™ license for consideration amounting to $11,500. Other intangibles, net as of December 31, 2012 and 2011 consist of the following:

	Estimated Useful Life (Years)	December 31, 2012	Estimated Useful Life (Years)	December 31, 2011
Customer relationships	20	$328,382	20	$326,200
Trademarks - All Others	Indefinite	49,413	Indefinite	49,660
Trademarks - TagWorks	5	240	5	240
Patents	5-20	20,250	5-20	20,200
Quick Tag license	6	11,500	6	11,500
Laser Key license	5	1,250	5	1,250
KeyWorks license	10	4,100	10	4,100
Non compete agreements	5-10	4,450	5.5-10	4,200
Lease agreement	0.5	240	0.5	240

Intangible assets, gross		419,825		417,590
Less: Accumulated amortization		53,181		31,388

Other intangibles, net		$366,644		$386,202

The Predecessor Company’s amortization expense for amortizable assets was $2,678 for the five months ended May 28, 2010. The Successor Company’s amortization expense for amortizable assets was $21,752, $20,717 and $10,669 for the years ended December 31, 2012 and 2011 and the seven months ended December 31, 2010, respectively. For the years ending December 31, 2013, 2014, 2015, 2016 and 2017, the Successor’s amortization expense for amortizable assets is estimated to be $21,544, $21,544, $20,883, $18,952 and $18,098, respectively.

9.	Long-Term Debt:

On May 28, 2010, the Company and certain of its subsidiaries completed the financing on a $320,000 senior secured first lien credit facility (the “Senior Facilities”), consisting of a $290,000 term loan and a $30,000 revolving credit facility (“Revolver”). The term loan portion of the Senior Facilities had a six year term and the Revolver had a five year term. Prior to a subsequent amendment, the Senior Facilities provided borrowings at interest rates based on a EuroDollar rate plus a margin of 3.75% (the “EuroDollar Margin”), or a base rate (the “Base Rate”) plus a margin of 2.75% (the “Base Rate Margin”). The EuroDollar rate was subject to a minimum floor of 1.75% and the Base Rate was subject to a minimum floor of 2.75%.

The Senior Facilities contain financial and operating covenants which require the Company to maintain certain financial ratios, including a secured leverage ratio. This debt agreement provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, cross-defaults, bankruptcy events, failure to pay judgments, attachment of its assets, change of control and the issuance of an order of dissolution. Certain of these events of default are subject to notice and cure periods or materiality thresholds. The occurrence of an event of default permits the lenders under the Senior Facilities to accelerate repayment of all amounts due.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

9.	Long-Term Debt: (continued)

Effective April 18, 2011, the Company completed an amendment to the credit agreement governing its Senior Facilities. The Senior Facilities amendment eliminated the total leverage and interest coverage covenants and reduced the secured leverage covenant to 4.75x with no future step downs. The term loan pricing was modified to reduce the Eurodollar Margin and the Base Rate Margin by 25 basis points and reduce the floor on Eurodollar and Base Rate Loans by an additional 25 basis points. In connection with the amendment to the credit agreement, the Company incurred loan discount costs of $1,250. As the modification of the Senior Facilities agreement was not substantial, the unamortized loan discount and debt issuance costs will be amortized over the term of the amended Senior Facilities. The Company was in compliance with all provisions and covenants of the amended Senior Facilities as of December 31, 2012.

Effective November 4, 2011, the Company entered into a Joinder Agreement to its credit agreement under the existing Senior Facilities (the “2011 Incremental Facility”). The 2011 Incremental Facility increased the aggregate term loan commitments available to Hillman Group under the Senior Facilities by $30,000. In connection with the 2011 Incremental Facility, the Company incurred loan discount costs of $750. As the modification of the Senior Facilities agreement was not substantial, the unamortized loan discount costs will be amortized over the term of the amended Senior Facilities. The aggregate principal amount of commitments under the Senior Facilities, after giving effect to the 2011 Incremental Facility, was $350,000. The Company used the proceeds for general corporate purposes.

Effective November 7, 2012, the Company entered into a Joinder Agreement to its credit agreement under the existing Senior Facilities (the “2012 Incremental Facility”). The 2012 Incremental Facility increased the aggregate term loan commitments available to Hillman Group under the Senior Facilities by $76,800. Subject to the conditions precedent to each funding date described in Section 17 of the 2012 Incremental Facility, the Company may make two drawings under the 2012 Incremental Facility on any business day after November 7, 2012 and prior to April 1, 2013. On February 19, 2013, the Company drew down on funds from the 2012 Incremental Facility in order to fund the permitted acquisition of Paulin. The aggregate principal amount of commitments under the Senior Facilities, after giving effect to the 2012 Incremental Facility, was $420,000.

Concurrently with the Merger Transaction, Hillman Group issued $150,000 aggregate principal amount of its senior notes due 2018 (the “10.875% Senior Notes”). On March 16, 2011, Hillman Group completed an offering of $50,000 aggregate principal amount of its 10.875% Senior Notes. Hillman Group received a premium of $4,625 on the $50,000 10.875% Senior Notes offering. On December 21, 2012, Hillman Group completed an offering of $65,000 aggregate principal amount of its temporary 10.875% Senior Notes. Hillman Group received a premium of $4,225 on the $65,000 temporary 10.875% Senior Notes offering. The temporary 10.875% Senior Notes were mandatorily exchanged for a like aggregate principal amount of 10.875% Senior Notes on February 19, 2013 in connection with the acquisition of Paulin. The 10.875% Senior Notes are guaranteed by The Hillman Companies, Inc., Hillman Investment Company and all of the domestic subsidiaries of Hillman Group. Hillman Group pays interest on the 10.875% Senior Notes semi-annually on June 1 and December 1 of each year.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

9.	Long-Term Debt: (continued)

The Company pays interest to the Hillman Group Capital Trust (“Trust”) on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105,443, or $12,231 per annum in the aggregate. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. Pursuant to the Indenture that governs the Trust Preferred Securities, the Trust is able to defer distribution payments to holders of the Trust Preferred Securities for a period that cannot exceed 60 months (the “Deferral Period”). During a Deferral Period, the Company is required to accrue the full amount of all interest payable, and such deferred interest payable would become immediately payable by the Company at the end of the Deferral Period.

As of December 31, 2012 and 2011, long-term debt is summarized as follows:

	2012	2011
Revolving credit agreement	$—	$—
Term Loan B	310,927	313,750
10.875% Senior Notes (1)	272,942	204,248
Capital leases and other obligations	1,064	134

	584,933	518,132
Less: amounts due in one year	4,019	3,231

Long-term debt	$580,914	$514,901

(1)	The 2012 amount includes $65,000 in aggregate principal amount of temporary 10.875% Senior Notes which were mandatorily exchanged for a like aggregate principal amount of 10.875% Senior Notes on February 19, 2013 in connection with the Paulin Acquisition.

The aggregate minimum principal maturities of the long-term debt excluding the discount of $1,448 on Term Loan B and unamortized premium of $7,942 on the 10.875% Senior Notes for each of the five years following December 31, 2012 are as follows:

Amount
2013	$4,019
2014	3,333
2015	3,267
2016	3,242
2017	299,578
2018 and thereafter	265,000

As of December 31, 2012, the Company had $24,444 available under its revolving credit agreement and letter of credit commitments outstanding of $5,556. The Company had outstanding debt of $313,439 under its secured credit facilities at December 31, 2012, consisting of $312,375 in Term B-2 loans and $1,064 in capitalized lease and other obligations. The term loan consisted of $312,375 in Term B-2 Loans currently at a three (3) month LIBOR rate of 5.00%. The capitalized lease and other obligations were at various interest rates.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

10.	Leases:

Certain warehouse, office space and equipment are leased under capital and operating leases with terms in excess of one year. Future minimum lease payments under non-cancellable leases consisted of the following at December 31, 2012:

	Capital	Operating
	Leases	Leases
2013	$830	$7,114
2014	141	6,267
2015	71	5,160
2016	43	5,041
2017	3	4,683
Later years	—	28,716

Total minimum lease payments	1,088	$56,981

Less amounts representing interest	(24)

Present value of net minimum lease payments (including $819 currently payable)	$1,064

The rental expense for all operating leases was $8,787, $9,039, $4,989, and $3,616 for the Successor years ended December 31, 2012 and 2011, seven months ended December 31, 2010 and Predecessor five months ended May 28, 2010, respectively. Certain leases are subject to terms of renewal and escalation clauses.

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

As of December 31, 2012 and 2011, the Company’s consolidated balance sheets included $4,245 and $3,754, respectively, in restricted investments representing the assets held in mutual funds to fund deferred compensation liabilities owed to the Company’s current and former employees. The current portion of the restricted investments was $846 and $364 as of December 31, 2012 and 2011, respectively.

The assets held in the NQDC are classified as an investment in trading securities. The Company recorded trading gains and offsetting compensation expense of $329 and $19 for the years ended December 31, 2012 and 2011, respectively. The Company recorded trading gains and offsetting compensation expense of $16 for the five months ended May 28, 2010 and $283 for the seven months ended December 31, 2010.

During the years ended December 31, 2012 and 2011, distributions from the deferred compensation plan aggregated $357 and $233, respectively. During the five months ended May 28, 2010, distributions from the deferred compensation plan aggregated $274 and there were no distributions during the seven months ended December 31, 2010.

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

The Company may defer interest payments on the debentures at any time, for up to 60 consecutive months. If this occurs, the Trust will also defer distribution payments on the preferred securities. The deferred distributions, however, will accumulate interest at a rate of 11.6% per annum. The Trust will redeem the preferred securities when the debentures are repaid, or at maturity on September 30, 2027. The Company may redeem the debentures before their maturity at a price equal to 100% of the principal amount of the debentures redeemed, plus accrued interest. When the Company redeems any debentures before their maturity, the Trust will use the cash it receives to redeem preferred securities and common securities as provided in the trust agreement. The Company guarantees the obligations of the Trust on the Trust Preferred Securities.

The Company has determined that the Trust is a variable interest entity and the holders of the Trust Preferred Securities are the primary beneficiaries of the Trust. Accordingly, the Company has de-consolidated the Trust. Summarized below is the financial information of the Trust as of December 31, 2012:

Non-current assets - junior subordinated debentures - preferred	$111,871
Non-current assets - junior subordinated debentures - common	3,261

Total assets	$115,132

Non-current liabilities - trust preferred securities	$111,871
Stockholder’s equity - trust common securities	3,261

Total liabilities and stockholders’ equity	$115,132

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

On May 28, 2010, the Junior Subordinated Debentures were recorded at the fair value of $116,085 based on the price underlying the Trust Preferred Securities of $26.75 per share upon close of trading on the American Stock Exchange on that date plus the liquidation value of the trust common securities. The Company is amortizing the premium on the Junior Subordinated Debentures of $7,381 over their remaining life.

13.	Common and Preferred Stock:

Common Stock

Prior to the Merger Transaction, The Hillman Companies, Inc. had three classes of common stock. Immediately prior to the consummation of the Merger Transaction, the Company had (i) 23,141 authorized shares of Class A Common Stock, 6,201 of which were issued and outstanding, (ii) 2,500 authorized shares of Class B Common Stock, 970.6 of which were issued and outstanding, and (iii) 30,109 authorized shares of Class C Common Stock, 2,787.1 of which issued and outstanding.

Each share of Class A Common Stock entitled its holder to one vote. Each holder of Class A Common Stock was entitled at any time to convert any or all of such shares into an equal number of shares of Class C Common Stock. Holders of Class B Common Stock had no voting rights. The Class B Common Stock was initially purchased by and issued to certain members of the Company’s management and was subject to vesting over five years in connection with the acquisition of The Hillman Companies, Inc. by affiliates of CHS and OTPP in 2004. Each share of Class C Common Stock entitled its holder to one vote, provided that the aggregate voting power of Class C Common Stock (with respect to the election of directors) could not exceed 30%. Each holder of Class C Common Stock was entitled at any time to convert any or all of the shares into an equal number of shares of Class A Common Stock.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

13.	Common and Preferred Stock: (continued)

Upon consummation of the Merger Transaction, each share of Class A Common Stock, Class B Common Stock and Class C Common Stock of The Hillman Companies, Inc. issued and outstanding immediately prior thereto (other than as set forth in the immediately preceding sentence), as well as each outstanding option to purchase any such shares of common stock, was converted into the right to receive, in cash, a portion of the merger consideration in the Merger Transaction. Certain shares held by Company management were contributed by the holders thereof to Holdco in exchange for shares of Holdco.

After consummation of the Merger Transaction, The Hillman Companies, Inc. has one class of common stock. All outstanding shares of The Hillman Companies, Inc. common stock are owned by Holdco.

Under the terms of the Stockholders Agreement for the Holdco Common Stock, management shareholders have the ability to put their shares back to Holdco under certain conditions, including death or disability. ASC 480-10-S99 requires shares to be classified outside of permanent equity if they can be redeemed and the redemption is not solely within control of the issuer. Further, if it is determined that redemption of the shares is probable, the shares are marked to redemption value which equals fair value at each balance sheet date with the change in fair value recorded in additional paid-in capital. Accordingly, the 198.3 shares of common stock held by management are recorded outside permanent equity and were adjusted to the fair value of $14,116 as of December 31, 2012 and $12,247 as of December 31, 2011.

Preferred Stock:

Immediately prior to the Merger Transaction, The Hillman Companies, Inc. had 238,889 authorized shares of its Class A Preferred Stock, 82,104.8 of which were issued and outstanding and 13,450.7 of which were reserved for issuance upon the exercise of options to purchase shares of its Class A Preferred Stock. Holders of The Hillman Companies, Inc.’s Class A Preferred Stock were not entitled to any voting rights and were entitled to preferential dividends that accrued on a daily basis.

In addition, prior to the Merger Transaction, Hillman Investment Company, a subsidiary of The Hillman Companies, Inc. had 166,667 authorized shares of its Class A Preferred Stock, 57,282.4 of which were issued and outstanding and 9,384.2 of which were reserved for issuance upon the exercise of options to purchase shares of its Class A Preferred Stock. Holders of Hillman Investment Company’s Class A Preferred Stock were not entitled to any voting rights and were entitled to preferential dividends that accrued on a daily basis.

Hillman Investment Company Class A Preferred Stock was mandatorily redeemable on March 31, 2028 and, prior to the Merger Transaction, was classified as debt in the Company’s consolidated balance sheets. The Hillman Investment Company Class A Preferred Stock was redeemable at its liquidation value of one thousand dollars per share plus all accumulated and unpaid dividends. Dividends on the mandatorily redeemable Class A Preferred Stock were $4,911 for the Predecessor five months ended May 28, 2010. The dividends on the mandatorily redeemable Class A Preferred Stock were recorded as interest expense in the accompanying consolidated statements of operations.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

13.	Common and Preferred Stock: (continued)

In connection with the 2004 acquisition of the Company, options in a predecessor to the Company were cancelled and converted into rights to receive options to purchase 3,895.16 shares of The Hillman Companies, Inc. Class A Preferred Stock and 2,717.55 shares of Hillman Investment Company Class A Preferred Stock (collectively the “Purchased Options”). The Purchased Options had a weighted average strike price of $170.69 per share. The fair value of the Hillman Investment Company Class A Preferred Stock options has been included with the underlying security in the accompanying consolidated balance sheets. Security instruments with a redemption date that is certain to occur are to be classified as liabilities. The Hillman Companies, Inc. Class A Preferred Stock options, which had a March 31, 2028 expiration date, were classified at their fair value in the liability section of the consolidated balance sheets. To the extent the Company pays a dividend to holders of the Class A Preferred Stock and the Hillman Investment Company Class A Preferred Stock, the Purchased Option holder was entitled to receive an amount equal to the dividend which would have been paid if the Purchased Options had been exercised on the date immediately prior to the record date for the dividend. Dividends on the Purchased Options were recorded as interest expense in the accompanying consolidated statement of operations. Additionally, under the terms of the ESA, the Purchased Options could be put back to the Company at fair value if employment was terminated.

The initial and subsequent valuations of the Purchased Options were measured at fair value with the change in fair value recognized as interest expense. Interest expense of $577 was recorded for the Predecessor five months ended May 28, 2010 to recognize the increase in fair value of the Purchased Options.

Upon consummation of the Merger Transaction, each share of The Hillman Companies, Inc.’s Class A Preferred Stock issued and outstanding immediately prior thereto, as well as each outstanding option to purchase any such shares of preferred stock, was converted into the right to receive an amount, in cash, equal to the liquidation value thereof plus all accrued and unpaid dividends on such shares as of the effective time of the Merger Transaction. In addition, at closing of the Merger Transaction, Hillman Investment Company redeemed each outstanding share of its Class A Preferred Stock at an amount equal to the liquidation value thereof plus all accrued and unpaid dividends on such shares as of the effective time of the Merger Transaction. Options to purchase shares of Hillman Investment Company’s Class A Preferred Stock were cancelled in exchange for a similar cash payment.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

14.	Stock-Based Compensation:

2004 Common Stock Option Plan:

On March 31, 2004, the Predecessor adopted its 2004 Common Stock Option Plan following Board of Director and shareholder approval. Grants under the 2004 Common stock Option Plan consisted of nonqualified stock options for the purchase of Class B Common Shares. The stock options issued under the 2004 Common Stock Option Plan were accounted for in a manner consistent with the underlying security. Therefore, the Class B Common Stock Options were adjusted to the fair value of the Class B Common shares less the strike price of the Class B Common shares adjusted for the proportion of employee service.

Compensation expense of $3,784 was recorded in the accompanying consolidated statements of operations for the Predecessor five months ended May 28, 2010.

In connection with the Merger Transaction, the 2004 Common Stock Option Plan was terminated, and all options outstanding thereunder were cancelled with the holder receiving a per share amount in cash equal to the per share Merger Transaction consideration less the applicable exercise price.

Preferred Option Plan:

On March 31, 2004, certain members of the Predecessor Company’s management were granted options to purchase 9,555.5 shares of Class A Preferred Stock and 6,666.7 shares of Hillman Investment Company Class A Preferred Stock (collectively the “Preferred Options”). The Preferred Options were granted with an exercise price of one thousand dollars per share which was equal to the value of the underlying Preferred Stock. The Preferred Options were subject to vesting over five years with 20% vesting on each anniversary of the Merger Transaction. Holders of the Preferred Options were entitled to accrued dividends as if the underlying Preferred Stock were issued and outstanding as of the grant date.

Accounting guidance required that stock-based compensation awards are classified as liabilities if the underlying security is classified as a liability. Therefore, the Preferred Options were treated as liability classified awards.

Accounting guidance allows nonpublic entities, such as the Company, to make a policy decision as to whether to measure its liability awards at fair value or intrinsic value. The Company’s management has determined that the lack of an active market, trading restrictions and absence of any trading history preclude the reasonable estimate of fair value. Regardless of the valuation method selected, a nonpublic entity is required to re-measure its liabilities under share based payment awards at each reporting date until settlement. Accordingly, the Company elected to use the intrinsic value method to value the Preferred Options at the end of each reporting period pro-rated for the portion of the service period rendered. Compensation expense of $1,410 was recognized in the accompanying consolidated statements of operations for the Predecessor five month period ended May 28, 2010.

In connection with the Merger Transaction, the options to purchase shares of The Hillman Companies, Inc.’s and Hillman Investment Company’s Class A Preferred Stock were cancelled with the holder receiving a per share amount in cash equal to the per share Merger Transaction consideration less the applicable exercise price.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

14.	Stock-Based Compensation: (continued)

Class B Shares:

The outstanding shares of Class B Common Stock were subject to vesting over five years with 20% of the shares vesting on each anniversary of the Merger Transaction. Vested shares of the Class B Common Stock could be put back to the Company at fair value upon termination. Unvested shares of the Class B Common Stock could be put back to the Company at the lesser of fair value or cost. Accordingly, the value of the Class B common shares was adjusted at each balance sheet date to fair value for the proportion of consideration received in the form of employee service plus an amount equal to the lesser of fair value or original cost for the proportion of the Class B common shares for which employee service had not been recognized. The Class B common shares were fully vested as of March 31, 2009.

Compensation expense of $13,859 was recorded in the accompanying consolidated statements of operations for the Predecessor five months ended May 28, 2010.

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

OHCP HM Acquisition Corp. 2010 Stock Option Plan:

Effective May 28, 2010, Holdco established the OHCP HM Acquisition Corp. 2010 Stock Option Plan, as amended (the “Option Plan”), pursuant to which Holdco may grant options for up to an aggregate of 40,689 shares of its common stock. The Option Plan is administered by a committee of the Holdco board of directors. Such committee determines the terms of each option grant under the Option Plan, except that the exercise price of any granted option may not be lower than the fair market value of one share of common stock of Holdco as of the date of grant.

Under the Option Plan, the Company granted 32,284 options in 2010, 1,030 options in 2011 and 7,375 common options in 2012. The options were granted with an exercise price which was equal to the grant date fair value of the underlying securities.

Option holders are not required by the terms of the Option Agreement or the Stockholders Agreement to hold the shares for any period of time following exercise. Since the arrangement permits the holders to put the shares back without being exposed to the risks and rewards of the share for a reasonable period of time then liability classification is required. Consistent with past practice, the Company has elected to use the intrinsic value method to value the options.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

14.	Stock-Based Compensation: (continued)

Stock options granted to management under the Option Plan are divided into three equal vesting tranches. The first tranche is a service-based award which vests ratably over five years, subject to the optionee’s continued employment with the Company on each vesting date. The Company will recognize compensation costs for the portion of the awards that are service based over the requisite service period for each of the five separate vesting service periods. The second tranche is performance-based and vests ratably over five years, subject to both the optionee’s continued employment on each vesting date and the achievement of Company performance targets. Again, compensation costs will be recognized for the performance based awards over the requisite service period for each of the five separate vesting service periods. However, if achievement of the applicable performance target is not probable, no compensation cost will be recorded. The third tranche of each stock option grant is outcome-based and depends on OHCP receiving a certain rate of return upon a change in control, provided that the optionee is still employed by the Company at the time of such change in control. This provision would be viewed as having a performance condition due to the change in control requirement and that condition would only be probable at the time that the change in control occurred, and accordingly, the Company will not recognize compensation expense for the third tranche until a change in control is deemed to be probable.

The Company has elected to use the intrinsic value method to value the options at the end of each reporting period. The intrinsic value of the common shares exceeded the exercise price of the options at December 31, 2012, and therefore, compensation expense of $714 was recorded in the accompanying consolidated statements of operations for the year ended December 31, 2012. The intrinsic value of the common shares was equal to the exercise price at December 31, 2011 and 2010, and therefore, no compensation expense was recorded in the accompanying consolidated statements of operations for the year ended December 31, 2011 or the Successor seven month period ended December 31, 2010.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

15.	Derivatives and Hedging:

The Company uses derivative financial instruments to manage its exposures to (1) interest rate fluctuations on its floating rate senior debt; (2) price fluctuations in metal commodities used in its key products; and (3) fluctuations in foreign currency exchange rates. The Company measures those instruments at fair value and recognizes changes in the fair value of derivatives in earnings in the period of change, unless the derivative qualifies as an effective hedge that offsets certain exposures.

Interest Rate Swap Agreements – On August 29, 2008, the Company entered into an Interest Rate Swap Agreement (“2008 Swap”) with a three-year term for a notional amount of $50,000. The 2008 Swap fixed the interest rate at 3.41% plus applicable interest rate margin.

The 2008 Swap was designated as a cash flow hedge, and prior to its termination on May 24, 2010, it was reported on the consolidated balance sheet in other non-current liabilities with a related deferred charge recorded as a component of other comprehensive income in shareholders’ equity. For the Predecessor five month period ended May 28, 2010, interest expense in the accompanying consolidated statement of comprehensive income includes a $1,579 charge incurred to terminate the 2008 Swap.

On June 24, 2010, the Company entered into a forward Interest Rate Swap Agreement (the “2010 Swap”) with a two-year term for a notional amount of $115,000. The forward start date of the 2010 Swap was May 31, 2011 and its termination date is May 31, 2013. The 2010 Swap fixes the interest rate at 2.47% plus the applicable interest rate margin.

The 2010 Swap was initially designated as a cash flow hedge. Effective April 18, 2011, the Company executed the second amendment to the credit agreement which modified the interest rate on the Senior Facilities. The critical terms for the 2010 Swap no longer matched the terms of the amended Senior Facilities and the 2010 Swap was de-designated. As a result, $643 of previously unrecognized losses recorded as a component of other comprehensive income were recognized as interest expense in year ended December 31, 2011.

At December 31, 2012, the fair value of the 2010 Swap was $(418) and was reported on the condensed consolidated balance sheet in other current liabilities with a reduction in interest expense recorded in the statement of comprehensive income for the favorable change in fair value since December 31, 2011. The fair value of the 2010 Swap was $(1,205) as of December 31, 2011 and was reported on the condensed consolidated balance sheet in other non-current liabilities.

Metal Swap Agreements – On April 20, 2012, the Company entered into a Commodity Metal Swap Agreement (the “2012 Metal Swap No. 1”) with an approximate eight-month term for 35 MT of copper at a notional amount of $294.7. The maturity date is December 31, 2012 and the 2012 Metal Swap No. 1 fixes the copper price at $8.42 per MT.

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

At December 31, 2012, the fair value of 2012 Metal Swap No. 1 was $17 and was reported on the consolidated balance sheet in other current assets with a decrease in cost of sales recorded in the statement of comprehensive income for the favorable change in fair value since the inception date in the second quarter of 2012. At December 31, 2012, the fair value of 2012 Metal Swap No. 2 and 2012 Metal Swap No. 3 was ($6) and was reported on the consolidated balance sheet in other current liabilities with an increase in cost of sales recorded in the statement of comprehensive income for the unfavorable change in fair value since the inception dates in the second quarter of 2012.

Foreign Currency Forward Contract – On December 18, 2012, the Company entered into a Foreign Currency Forward Contract (the “2012 FX Contract”) with an approximate six-month term for a notional amount of C$105,000. The 2012 FX Contract maturity date is May 21, 2013 and fixes the Canadian to US dollar forward exchange rate at 0.9989. The purpose of the 2012 FX Contract is to manage the Company’s exposure to fluctuations in the exchange rate of the Canadian dollar investment used in the Paulin Acquisition.

At December 31, 2012, the fair value of the 2012 FX Contract was ($1,475) and was reported on the consolidated balance sheet in other current liabilities with an increase in other expense recorded in the statement of comprehensive income for the unfavorable change in fair value since its inception.

The Company does not enter into derivative transactions for speculative purposes and, therefore, holds no derivative instruments for trading purposes.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

16.	Fair Value Measurements:

The Company uses the accounting guidance that applies to all assets and liabilities that are being measured and reported on a fair value basis. The guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. Assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

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

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the period, by level, within the fair value hierarchy:

	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
Trading securities	$4,245	$—	$—	$4,245
Interest rate swap	—	(418)	—	(418)
Foreign exchange forward contract	—	(1,475)	—	(1,475)
Metal commodity swaps	—	(11)	—	(11)

	As of December 31, 2011
	Level 1	Level 2	Level 3	Total
Trading securities	$3,754	$—	$—	$3,754
Interest rate swaps	—	(1,205)	—	(1,205)

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

16.	Fair Value Measurements: (continued)

Trading securities are valued using quoted prices on an active exchange. Trading securities represent assets held in a Rabbi Trust to fund deferred compensation liabilities and are included as restricted investments on the accompanying consolidated balance sheets.

For the year ended December 31, 2012, the unrealized gains on these securities of $329 were recorded as other income by the Successor Company. An offsetting entry for the same amount, increasing the deferred compensation liability and compensation expense within SG&A, was also recorded.

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

The Company utilizes interest rate swap contracts to manage its targeted mix of fixed and floating rate debt, and these swaps are valued using observable benchmark rates at commonly quoted intervals for the full term of the swaps. The 2010 Swap was included in other current liabilities as of December 31, 2012 and in other non-current liabilities as of December 31, 2011 on the accompanying consolidated balance sheet.

The Company utilizes a foreign exchange forward contract to manage its exposure to currency fluctuations in the Canadian dollar versus the U.S. dollar. This forward contract is valued using observable benchmark rates at commonly quoted intervals for the full term of the forward contract. The foreign exchange forward contract was included in other current liabilities as of December 31, 2012 on the accompanying consolidated balance sheet.

The Company utilizes metal commodity swap contracts to manage its exposure to price fluctuations in metal commodities used in its key products, and these swaps are valued using observable benchmark rates at commonly quoted intervals for the full term of the swaps. The metal commodity swap contracts were included in other current assets and liabilities as of December 31, 2012 on the accompanying consolidated balance sheet.

The fair value of the Company’s fixed rate senior notes and junior subordinated debentures as of December 31, 2012 and 2011 were determined by utilizing current trading prices obtained from indicative market data.

	December 31, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
10.875% Senior Notes	$272,942	$283,881	$204,248	$197,250
Junior Subordinated Debentures	115,132	128,949	115,411	129,371

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

17.	Commitments and Contingencies:

The Company self-insures its product liability, automotive, workers’ compensation and general liability losses up to $250 per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences in excess of $250 up to $40,000. The two risk areas involving the most significant accounting estimates are workers’ compensation and automotive liability. Actuarial valuations performed by the Company’s outside risk insurance expert were used by the Company’s management to form the basis for workers’ compensation and automotive liability loss reserves. The actuary contemplated the Company’s specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes that the liability of approximately $2,626 recorded for such risk insurance reserves is adequate as of December 31, 2012, but due to judgments inherent in the reserve estimate, it is possible that the ultimate costs will differ materially from this estimate.

As of December 31, 2012, the Company has provided certain vendors and insurers letters of credit aggregating $5,556 related to its product purchases and insurance coverage of product liability, workers’ compensation and general liability.

The Company self-insures its group health claims up to an annual stop loss limit of $200 per participant. Aggregate coverage is maintained for annual group health insurance claims in excess of 125% of expected claims. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves. Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claim data and certain actuarial assumptions. The Company believes that the liability of approximately $2,045 recorded for such group health insurance reserves is adequate as of December 31, 2012, but due to judgments inherent in the reserve estimation process it is possible that the ultimate costs will differ materially from this estimate.

On November 23, 2011, Steelworks Hardware LLC, the owner of the Steelworks trademark and a party to a licensing and marketing agreement with Hillman that originated in 2005 and automatically renewed for a three year period beginning in May 2010, filed a complaint against Hillman Group, Ace Hardware Corporation, Lowe’s Companies, Inc., Lowe’s Home Centers, Inc. and True Value Company in the United States District Court for the Northern District of Illinois Eastern Division. The complaint alleged a series of claims against Hillman Group and the other named defendants, including trademark and trade dress infringement in violation of the Lanham Act, violations of Illinois Consumer Fraud and Unfair Trade Practices Acts and common law breach of contract, conspiracy and tort claims.

On March 20, 2012, the Company agreed to pay $1,635 to Steelworks Hardware LLC in full settlement of all alleged claims and plaintiff legal fees in this matter. The settlement cost and plaintiff legal fees were recorded in our consolidated results of operations for the year ended December 31, 2011.

On May 4, 2010, Hy-Ko filed a complaint against Hillman Group, and Kaba Ilco Corp., a manufacturer of blank replacement keys, in the United States District Court for the Northern District of Ohio Eastern Division, alleging that the defendants engaged in violations of federal and state antitrust laws regarding their business practices relating to automatic key machines and replacement keys. Hy-Ko’s May 4, 2010 filing against the Company was based, in part, on the Company’s previously-filed claim against Hy-Ko alleging infringement of certain patents of the Company. A claim construction hearing on the Company’s patent infringement claim against Hy-Ko occurred in September 2010. A ruling on the claim construction hearing was handed down on November 22, 2011 and was favorable to the Company’s position.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

17.	Commitments and Contingencies: (continued)

On November 7, 2012, the Company entered into a mutual release, covenant not to sue, patent license, and settlement agreement with Hy-Ko for settlement of both the antitrust case and patent infringement case. In consideration for a payment from Hy-Ko, the Company granted fully paid-up, worldwide, non-transferable, irrevocable, non-exclusive licenses under two of the Company’s patents for several of Hy-Ko’s existing commercialized automated key-cutting equipment. In addition, the Company agreed to make a payment to Hy-Ko in full settlement of all alleged claims in the antitrust matter. All claims and counterclaims between Hy-Ko and the Company in both the patent case and the antitrust case have been dismissed with prejudice. The sale of the license and the settlement cost were recorded in net sales and SG&A expense, respectively, in our consolidated results of operations for the year ended December 31, 2012.

In addition, legal proceedings have been or are pending which are either in the ordinary course of business or incidental to the Company’s business. Those legal proceedings incidental to the business of the Company are generally not covered by insurance or other indemnity. In the opinion of the Company’s management, the ultimate resolution of the pending litigation matters will not have a material adverse effect on the consolidated financial position, operations or cash flows of the Company.

18.	Statements of Cash Flows:

Supplemental disclosures of cash flow information are presented below:

	Successor			Predecessor
	Year ended December 31, 2012	Year ended December 31, 2011	Seven Months ended December 31, 2010	Five Months ended May 28, 2010
Cash paid during the period for:
Interest on junior subordinated debentures	$12,232	$12,232	$7,136	$5,096

Interest	$38,880	$38,192	$19,409	$7,710

Income taxes	$479	$749	$122	$575

Non-cash investing activities:
Property and equipment purchased with capital lease	$155	$—	$152	$—

Non-cash financing activities:
Increase in accrued dividends on preferred stock	$—	$—	$—	$—

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

19.	Quarterly Data (unaudited):

2012	Total	Fourth	Third	Second	First
Net sales	$555,465	$131,682	$148,169	$147,241	$128,373
Income from operations	40,968	3,611	13,581	14,941	8,835
Net (loss) income	(7,234)	(6,810)	1,107	1,056	(2,587)

2011	Total	Fourth	Third	Second	First
Net sales	$506,526	$122,259	$137,577	$135,396	$111,294
Income from operations	38,453	4,816	14,855	15,695	3,087
Net (loss) income	(9,779)	(5,483)	1,454	(868)	(4,882)

20.	Concentration of Credit Risks:

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

For the year ended December 31, 2012, the largest three customers accounted for 40.1% of sales and 49.7% of the year-end accounts receivable balance. For the year ended December 31, 2011, the largest three customers accounted for 41.0% of sales and 52.0% of the year-end accounts receivable balance. For the year ended December 31, 2010, the largest three customers accounted for 43.7% of sales and 52.5% of the year-end accounts receivable balance. No other customer accounted for more than 5.0% of the Company’s total sales in 2012, 2011 or 2010.

Concentration of credit risk with respect to purchases and trade payables are limited due to the large number of vendors comprising the Company’s vendor base, with dispersion across different industries and geographic areas. The Company’s largest vendor in terms of annual purchases accounted for 6.7% of the Company’s total purchases and 4.7% of the Company’s total trade payables on December 31, 2012.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

21.	Segment Reporting and Geographic Information:

The Company’s segment reporting structure uses the Company’s management reporting structure as the foundation for how the Company manages its business. The Company periodically evaluates its segment reporting structure in accordance with ASC 350-20-55 and has concluded that it has five reporting units as of December 31, 2012. The United States segment, excluding All Points, is the only segment considered material by Company management as of December 31, 2012. The segments are as follows:

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

The table below presents revenues and income from operations for our reportable segments for the years ended December 31, 2012 and 2011, the seven months ended December 31, 2010 and the five months ended May 28, 2010.

	Successor			Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011	Seven Months Ended December 31, 2010	Five Months Ended May 28, 2010

Revenues
United States, excluding All Points	$517,135	$473,431	$258,391	$175,470
All Points	18,837	15,236	10,087	6,244
Canada	12,555	11,762	5,053	1,759
Mexico	6,268	5,832	3,149	2,243
Australia	670	265	—	—

Total revenues	$555,465	$506,526	$276,680	$185,716

Segment Income (Loss) from Operations
United States, excluding All Points	$42,908	$37,997	$16,025	$(9,288)
All Points	881	487	362	122
Canada	(3,050)	(727)	88	123
Mexico	787	942	269	270
Australia	(546)	(324)	—	—

Total segment income (loss) from operations	$40,980	$38,375	$16,744	$(8,773)

Reconciliation (1)
Total segment income (loss) from operations	$40,980	$38,375	$16,744	$(8,773)
Elimination of intercompany profit (loss)	(12)	78	(59)	11

Total income (loss) from operations	$40,968	$38,453	$16,685	$(8,762)

(1)	This table reconciles segment income (loss) from operations to total income (loss) from operations.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

21.	Segment Reporting and Geographic Information (continued):

Assets by segment as of December 31, 2012 and 2011 were as follows:

	December 31, 2012	December 31, 2011
Assets:
United States, excluding All Points	$1,133,824	$1,088,246
All Points	7,298	8,052
Canada	15,477	13,269
Mexico	17,816	17,097
Australia	1,378	1,187

Total Assets	$1,175,793	$1,127,851

	As of December 31, 2012	As of December 31, 2011
Cash & cash equivalents
United States	$63,347	$9,400
Canada	1,084	968
Mexico	1,066	1,560
Australia	51	99

Consolidated cash & cash equivalents	$65,548	$12,027

Following is revenue based on products for the Company’s significant product categories:

	Successor			Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011	Seven Months Ended December 31, 2010	Five Months Ended May 28, 2010
Net sales
Keys	$86,943	$85,410	$48,897	$32,716
Engraving	48,979	41,734	17,038	12,242
Letters, numbers and signs	32,251	33,079	22,026	12,859
Fasteners	308,770	279,564	154,319	103,457
Threaded rod	33,326	31,135	17,360	12,471
Code cutter	2,851	3,312	1,844	1,377
Builders hardware	16,370	10,080	3,137	1,753
Other	25,975	22,212	12,059	8,841

Consolidated net sales	$555,465	$506,526	$276,680	$185,716

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

22.	Acquisition and Integration Expenses:

For the year ended December 31, 2012, the Company incurred $3,031 of expenses for banking, legal and other professional fees incurred in connection with the Ook Acquisition and the Paulin Acquisition described in Note 23, Subsequent Events.

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

Effective February 14, 2013, the Company completed an amendment to the credit agreement governing its Senior Facilities. The Senior Facilities amendment modified the term loan pricing to reduce the Eurodollar Margin by 50 basis points and reduce the Eurodollar floor on Eurodollar Loans by an additional 25 basis points. This amendment modified the term loan pricing to reduce the Base Rate Margin by 50 basis points and reduce the floor on Base Rate Loans by an additional 25 basis points. This amendment also extends the maturity date of the Senior Facilities by one year to May 28, 2017.

On February 19, 2013, pursuant to the terms of the previously announced plan of arrangement dated December 17, 2012, the Company acquired all of the issued and outstanding Class A common shares of H. Paulin & Co., Limited (“Paulin”) and Paulin became an indirect wholly owned subsidiary of Hillman (the “Paulin Acquisition”). The aggregate purchase price of the Paulin Acquisition was approximately C$105,700 paid in cash.

Paulin is a leading Canadian distributor and manufacturer of fasteners, fluid system products, automotive parts and retail hardware components. Paulin’s distribution facilities are located across Canada in Vancouver, Edmonton, Winnipeg, Toronto, Montreal and Moncton, as well as in Flint, Michigan and Cleveland, Ohio. Paulin’s four manufacturing facilities are located in Ontario, Canada. Annual revenues of Paulin for 2011 were approximately C$139 million.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

24.	Supplemental Consolidating Guarantor and Non-Guarantor Financial Information:

The 10.875% Senior Notes were issued by The Hillman Group, Inc. and are fully and unconditionally guaranteed on a joint and several basis by The Hillman Companies, Inc., Hillman Investment Company and each of Hillman Group’s domestic subsidiaries. The non-guarantor information presented represents our Australian, Canadian and Mexican subsidiaries.

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

Consolidating Statements of Comprehensive Income

For the year ended December 31, 2012

(Amounts in thousands)

	Successor
	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$517,135	$18,837	$19,493	$—	$555,465
Cost of sales	—	247,964	14,162	12,878	12	275,016
Selling, general and administrative expenses	1,043	174,667	3,717	8,903	—	188,330
Acquisition and integration expense	—	3,031	—	—	—	3,031
Depreciation	—	21,839	88	82	—	22,009
Amortization	18,058	3,298	—	396	—	21,752
Intercompany administrative (income) expense	—	(347)	—	347	—	—
Management and transaction fees to related party	—	155	—	—	—	155
Other (income) expense, net	(358)	4,877	(11)	(304)	—	4,204
Income from operations	(18,743)	61,651	881	(2,809)	(12)	40,968
Intercompany interest (income) expense	(12,232)	12,232	—	—	—	—
Interest expense, net	(279)	41,415	—	2	—	41,138
Interest expense on junior subordinated debentures	12,610	—	—	—	—	12,610
Investment income on trust common securities	(378)	—	—	—	—	(378)

Income (loss) before equity in subsidiaries’ income	(18,464)	8,004	881	(2,811)	(12)	(12,402)
Equity in subsidiaries’ income (loss)	4,786	(2,023)	—	—	(2,763)	—

Income (loss) before income taxes	(13,678)	5,981	881	(2,811)	(2,775)	(12,402)
Income tax provision (benefit)	(6,456)	1,195	333	(240)	—	(5,168)

Net income (loss)	$(7,222)	$4,786	$548	$(2,571)	$(2,775)	$(7,234)

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	1,051	—	1,051

Total comprehensive income (loss)	$(7,222)	$4,786	$548	$(1,520)	$(2,775)	$(6,183)

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

24.	Supplemental Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Consolidating Statements of Comprehensive Income

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

Consolidating Statements of Comprehensive Income

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

Consolidating Statements of Comprehensive Income

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

Consolidating Balance Sheet

As of December 31, 2012

(Amounts in thousands)

	Successor
	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$1	$62,917	$429	$2,201	$—	$65,548
Restricted investments	846	—	—	—	—	846
Accounts receivable	—	65,916	6,473	(10,045)	—	62,344
Inventories	—	105,028	4,678	4,404	(272)	113,838
Deferred income taxes	10,359	—	610	221	(726)	10,464
Other current assets	—	6,526	145	1,835	—	8,506

Total current assets	11,206	240,387	12,335	(1,384)	(998)	261,546
Intercompany notes receivable	105,446	—	—	—	(105,446)	—
Investments in subsidiaries	(637,376)	27,204	—	—	610,172	—
Property and equipment	—	67,902	191	399	—	68,492
Goodwill	418,946	24,512	58	11,542	280	455,338
Other intangibles	311,832	46,047	250	8,515	—	366,644
Restricted investments	3,399	—	—	—	—	3,399
Deferred income taxes	29,492	—	(411)	977	(30,058)	—
Deferred financing fees	—	12,858	—	—	—	12,858
Investment in trust common securities	3,261	—	—	—	—	3,261
Other assets	—	3,521	25	709	—	4,255

Total assets	$246,206	$422,431	$12,448	$20,758	$473,950	$1,175,793

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$31,873	$517	$181	$—	$32,571
Current portion of senior term loans	—	3,200	—	—	—	3,200
Current portion of capitalized lease and other obligations	—	819	—	—	—	819
Accrued expenses:
Salaries and wages	—	8,930	217	204	—	9,351
Pricing allowances	—	3,457	3	597	—	4,057
Income and other taxes	(625)	2,447	25	645	—	2,492
Interest	—	2,868	—	—	—	2,868
Deferred compensation	846	—	—	—	—	846
Other accrued expenses	—	9,822	40	1,535	—	11,397

Total current liabilities	221	63,416	802	3,162	—	67,601

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

24.	Supplemental Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Consolidating Balance Sheet

As of December 31, 2012

(Amounts in thousands)

	Successor
	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

LIABILITIES AND STOCKHOLDERS’ EQUITY (CONTINUED)
Intercompany debt payable	—	105,446	—	—	(105,446)	—
Long term senior term loans	—	307,727	—	—	—	307,727
Long term portion of capitalized lease and other obligations	—	245	—	—	—	245
Long term senior notes	—	272,942	—	—	—	272,942
Junior subordinated debentures	115,132	—	—	—	—	115,132
Deferred compensation	3,399	—	—	—	—	3,399
Deferred income taxes, net	146,042	—	219	2,472	(30,784)	117,949
Other non-current liabilities	714	5,473	—	—	—	6,187

Total liabilities	265,508	755,249	1,021	5,634	(136,230)	891,182

Common stock with put options:
Common stock, $.01 par, 5,000 shares authorized, 198.4 issued and outstanding at December 31, 2012.	14,116	—	—	—	—	14,116

Commitments and Contingencies

Stockholders’ Equity:
Preferred Stock:
Preferred stock, $.01 par, 5,000 shares authorized, none issued and outstanding at December 31, 2012.	—	—	—	—	—	—
Common Stock:
Common stock, $.01 par, 5,000 shares authorized, 4,801.6 issued and outstanding at December 31, 2012.	—	—	50	—	(50)	—
Additional paid-in capital	117,261	(131,642)	10,304	17,192	281,560	294,675
Accumulated deficit	(150,679)	(201,176)	1,073	(2,458)	328,189	(25,051)
Accumulated other comprehensive loss	—	—	—	390	481	871

Total stockholders’ equity	(33,418)	(332,818)	11,427	15,124	610,180	270,495

Total liabilities and stockholders’ equity	$246,206	$422,431	$12,448	$20,758	$473,950	$1,175,793

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

24.	Supplemental Consolidating Guarantor and Non-Guarantor Financial Information (continued):

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

Consolidating Statement of Cash Flows

For the year ended December 31, 2012

(Amounts in thousands)

	Successor
	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Cash flows from operating activities:
Net income (loss)	$(12,008)	$6,809	$548	$(2,571)	$(12)	$(7,234)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	18,058	25,137	88	478	—	43,761
Dispositions of property and equipment	—	271	21	—	—	292
Deferred income tax provision (benefit)	(6,382)	1,686	300	(1,207)	—	(5,603)
Deferred financing and original issue discount amortization	(279)	2,459	—	—	—	2,180
Stock-based compensation expense	714	—	—	—	—	714
Other non-cash interest and change in value of interest rate swap	—	(787)	—	—	—	(787)
Changes in operating items:
Accounts receivable	—	2,431	(50)	(1,005)	—	1,376
Inventories	—	(9,788)	439	(1,043)	12	(10,380)
Other assets	—	(6,003)	(1,319)	3,391	—	(3,931)
Accounts payable	—	(568)	(138)	(440)	—	(1,146)
Other accrued liabilities	(76)	3,623	121	1,478	—	5,146
Other items, net	(27)	(1,645)	(3)	705	—	(970)

Net cash provided by (used for) operating activities	—	23,625	7	(214)	—	23,418

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	—	3	—	—	3
Capital expenditures	—	(23,973)	(128)	(212)	—	(24,313)

Net cash used for investing activities	—	(23,973)	(125)	(212)	—	(24,310)

Cash flows from financing activities:
Repayments of senior term loans	—	(3,200)	—	—	—	(3,200)
Borrowings of revolving credit loans	—	19,000	—	—	—	19,000
Repayments of revolving credit loans	—	(19,000)	—	—	—	(19,000)
Payment of additional acquisition consideration	—	(12,387)	—	—	—	(12,387)
Principal payments under capitalized lease obligations	—	(47)	—	—	—	(47)
Borrowings under other credit obligations	—	1,119	—	—	—	1,119
Repayments of other credit obligations	—	(297)	—	—	—	(297)
Borrowings of senior notes	—	65,000	—	—	—	65,000
Premium on senior notes	—	4,225	—	—	—	4,225

Net cash (used for) provided by financing activities	—	54,413	—	—	—	54,413

Net (decrease) increase in cash and cash equivalents	—	54,065	(118)	(426)	—	53,521
Cash and cash equivalents at beginning of period	1	8,852	547	2,627	—	12,027

Cash and cash equivalents at end of period	$1	$62,917	$429	$2,201	$—	$65,548

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

24.	Supplemental Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Consolidating Statement of Cash Flows

For the year ended December 31, 2011

(Amounts in thousands)

	Successor
	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Cash flows from operating activities:
Net income (loss)	$(12,456)	$1,763	$1,061	$(225)	$78	$(9,779)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	18,433	23,216	328	73	—	42,050
Dispositions of property and equipment	—	42	11	—	—	53
Deferred income tax provision (benefit)	(8,866)	(203)	1,350	3,085	—	(4,634)
Deferred financing and original issue discount amortization	(803)	2,814	—	—	—	2,011
Other non-cash interest and change in value of interest rate swap	—	1,250	—	—	—	1,250
Changes in operating items:
Accounts receivable	—	(6,673)	2,162	70	—	(4,441)
Inventories	—	(7,647)	5,527	23	(78)	(2,175)
Other assets	—	(4,691)	92	1,348	—	(3,251)
Accounts payable	—	387	(4)	289	—	672
Other accrued liabilities	(265)	4,053	(1,708)	211	—	2,291
Other items, net	3,957	8,989	(9,361)	(3,419)	—	166

Net cash provided by (used for) operating activities	—	23,300	(542)	1,455	—	24,213

Cash flows from investing activities:
Payment for TagWorks acquisition	—	(40,271)	—	—	—	(40,271)
Payment for Ook acquisition	—	(15,323)	—	—	—	(15,323)
Capital expenditures	—	(17,778)	(30)	(127)	—	(17,935)
Other, net	—	—	—	—	—	—

Net cash used for investing activities	—	(73,372)	(30)	(127)	—	(73,529)

Cash flows from financing activities:
Borrowings of senior term loans	—	30,000	—	—	—	30,000
Repayments of senior term loans	—	(2,975)	—	—	—	(2,975)
Discount on senior term loans	—	(2,000)	—	—	—	(2,000)
Borrowings of revolving credit loans	—	9,444	—	—	—	9,444
Repayments of revolving credit loans	—	(21,444)	—	—	—	(21,444)
Payment of additional acquisition consideration	—	(12,490)	—	—	—	(12,490)
Principal payments under capitalized lease obligations	—	(30)	—	—	—	(30)
Borrowings of senior notes	—	50,000	—	—	—	50,000
Premium on senior notes	—	4,625	—	—	—	4,625
Financing fees, net	—	(1,372)	—	—	—	(1,372)

Net cash (used for) provided by financing activities	—	53,758	—	—	—	53,758

Net (decrease) increase in cash and cash equivalents	—	3,686	(572)	1,328	—	4,442
Cash and cash equivalents at beginning of period	1	5,166	1,119	1,299	—	7,585

Cash and cash equivalents at end of period	$1	$8,852	$547	$2,627	$—	$12,027

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

24.	Supplemental Consolidating Guarantor and Non-Guarantor Financial Information (continued):

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

Financial Statement Schedule:

Schedule II - VALUATION ACCOUNTS

(dollars in thousands)

	Deducted From Assets in Balance Sheet
	Allowance for Doubtful Accounts			Allowance for Obsolete/ Excess Inventory

Ending Balance - December 31, 2009 - Predecessor	514			7,145

Additions charged to cost and expense	26			954

Deductions due to:
Others	8	(A	)	21	(A	)

Ending Balance - May 28, 2010 - Predecessor	532			8,078

Additions charged to cost and expense	18			553
Additions from Merger Transaction	—			951
Additions from acquired company	59			2,411

Deductions due to:
Others	89	(A	)	983	(A	)

Ending Balance - December 31, 2010 - Successor	520			11,010

Additions charged to cost and expense	81			395
Deductions from Merger Transaction	—			(2,279)
Deductions from acquired company	98			(193)

Deductions due to:
Others	58	(A	)	1,527	(A	)

Ending Balance - December 31, 2011 - Successor	641			7,406

Additions charged to cost and expense	643			1,264

Deductions due to:
Others	179	(A	)	1,726	(A	)

Ending Balance - December 31, 2012 - Successor	$1,105			$6,944

Notes:

(A)	Includes write-off of accounts receivable (net of bad debt recoveries)and inventories.

Item 9 – Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A – Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are those controls and procedures that are designed to ensure that material information relating to The Hillman Companies, Inc. required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this Report (December 31, 2012). We view our internal control over financial reporting as an integral part of our disclosure controls and procedures.

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

The Company’s management has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on such evaluation, management concluded that internal control over financial reporting was effective as of December 31, 2012. Management’s report on internal control over financial reporting is set forth above under the heading, “Report of Management on Internal Control Over Financial Reporting” in Item 8 of this annual report on Form 10-K.

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

Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act of 1934,) as amended, that occurred during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B – Other Information.

None.

PART III

Item 10 – Directors, Executive Officers, and Corporate Governance.

The following is a summary of the biographies for at least the last five years of Hillman’s directors and officers. Michael S. Green resigned from the Board of Directors effective April 2, 2012.

Directors

Name and Age	Position and Five-year Employment History

Maurice P. Andrien (71)	Mr. Andrien has served as director since September 2001. From September 2001 to March 2004, Mr. Andrien was Chairman of The Hillman Companies, Inc., Cincinnati, Ohio. From April 1999 to November 2001, Mr. Andrien was President and Chief Executive Officer of SunSource Inc., the predecessor of Hillman. Mr. Andrien presently serves on the boards of State Industrial Products, Inc., Finance Scholars Group, Inc., and Kaba Holding AG. Mr. Andrien previously served as a director of Cogniscape LLC. Mr. Andrien’s qualifications to sit on our board of directors include his long affiliation with the Company, including his service as President and Chief Executive Officer of SunSource Inc., the predecessor of the Company.

Robert L. Caulk (61)	Mr. Caulk has served as director since May 2010. Mr. Caulk is the Chairman of Bushnell Outdoor Products, a global manufacturer and marketer of sports optics and outdoor accessories, and Hunter Fan Company, a marketer of residential ceiling fans and other home environment products. He was the Chairman and Chief Executive Officer of United Industries Corporation, a manufacturer and marketer of consumer products, from 2001 through 2005 and was its President and Chief Executive Officer from 1999 to 2001. He served as the President and Chief Executive Officer of Spectrum Brands, North America, following its acquisition of United Industries in 2005, until February 2006. Mr. Caulk also serves as a director on several corporate and non-profit boards, including Menard, Inc., Polaris Industries, Inc., Maritz, Inc., and St. Louis Academy of Science and Natures Variety, where he serves as Vice Chairman. Mr. Caulk previously served as a director of Ascendia Brands, Inc. in 2008 and of Sligh Furniture Company from 2000 to 2011. Mr. Caulk was selected to serve on our board of directors due to his extensive management experience.

Max W. Hillman (66)	Mr. Hillman has served as director since September 2001. Mr. Hillman is President and Chief Executive Officer and member of the Board of Directors of Hillman and Chief Executive Officer of Hillman Group. From April 2000 to November 2001, Mr. Hillman was Co-Chief Executive Officer of Hillman Group. Mr. Hillman presently serves on the board of Woodstream Corp., Sunsource Technology Services Inc., and West Chester Holdings, Inc. Mr. Hillman previously served as a director of State Industrial Products from 2006 to 2011. Mr. Hillman’s qualifications to sit on our board of directors include his role as President and Chief Executive Officer of the Company and formerly Co-Chief Executive Officer of Hillman Group, prior to the CHS Merger Transaction.

Name and Age	Position and Five-year Employment History
David Jones (63)	Mr. Jones has served as director since May 2010. Mr. Jones is an operating consultant (with the title of Senior Advisor) to the investment funds managed by Oak Hill Capital Management, LLC, providing consulting services to various portfolio companies since February 2008. Between 1996 and May 2007, Mr. Jones was Chairman and Chief Executive Officer of Spectrum Brands, Inc. (formerly Rayovac Corporation). From 1996 to April 1998, he also served Rayovac as President. After Mr. Jones was no longer an executive officer of Spectrum Brands, it filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in March 2009 and exited from bankruptcy proceedings in August 2009. From 1995 to 1996, Mr. Jones was Chief Operating Officer, Chief Executive Officer, and Chairman of the Board of Directors of Thermoscan, Inc. From 1989 to 1994, he served as President and Chief Executive Officer of The Regina Company. Mr. Jones also served as a director of Simmons Bedding Company from January 2000 to January 2010, as a director of Spectrum Brands from September 1996 to August 2007, and as a director of Tyson Foods, Inc. from October 1999 to July 2005. He currently serves as a director of Pentair, Inc., Dave & Buster’s, Inc., and Earth Fare, Inc. Mr. Jones was selected to serve on our board of directors due to his extensive management experience.

Alan Lacy (59)	Mr. Lacy has served as director since May 2010. Mr. Lacy is an operating consultant (with the title of Senior Advisor) to the investment funds managed by Oak Hill Capital Management, LLC, providing consulting services to various portfolio companies since July 2007. Mr. Lacy is the former Vice Chairman and Chief Executive Officer of Sears Holdings Corporation, which formed as a result of the merger of Sears, Roebuck and Co. and Kmart Holding Corporation. He served as Vice Chairman from March 2005 through July 2006 and as Chief Executive Officer from March 2005 through September 2005. He previously served Sears, Roebuck and Co. as Chairman of the Board from December 2000 and as President and Chief Executive Officer from October 2000. Mr. Lacy was the Chairman of the Board of Sears Canada, Inc. from 2000 through 2006. Mr. Lacy has been a director of Bristol-Myers Squibb Company since 2008, a Trustee of Fidelity Funds since 2008, and served as a director of The Western Union Company from 2006 to 2011. He also currently serves as a director of Dave & Buster’s, Inc. and Earth Fare, Inc. Mr. Lacy was selected to serve on our board of directors due to his extensive management experience.

Kevin Mailender (35)	Mr. Mailender has served as director since May 2010. Mr. Mailender has been a Principal of Oak Hill Capital Management, LLC since 2008 and previously was a Vice President of Oak Hill Capital Management between 2004 and 2008. Mr. Mailender currently serves as a director of Dave & Buster’s, Inc. and Earth Fare, Inc. Mr. Mailender was selected to serve on our board of directors due to his financial, investment, and business experience.

Tyler Wolfram (46)	Mr. Wolfram has served as director since May 2010. Mr. Wolfram has been a Partner of Oak Hill Capital Management,

Name and Age	Position and Five-year Employment History
LLC since 2001. Mr. Wolfram is a member of Oak Hill Management’s Executive Committee and Investment Committee. Mr. Wolfram served on the board of directors of Duane Reade Holdings, Inc. from 2004 until April 2010 and currently serves as a director of NSA International, Inc., Dave & Buster’s, Inc., and Earth Fare, Inc. Mr. Wolfram serves as the Chairman of our board of directors due to his financial, investment, and business experience.

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

The Company does not have a nominating committee, but it does have a compensation committee. The board of directors believes that it is not necessary to utilize a nominating committee. Director nominees for the Company are selected by the board of directors following receipt of recommendations of potential candidates from the Chairman of the Board of the Company. The board of directors is not limited by the recommendation of the Chairman and may select other nominees. There is no charter setting forth these procedures and the board of directors has no policy regarding the consideration of any director candidates recommended by shareholders. While the board of directors does not have a formal policy on diversity, it will consider issues of diversity, including diversity of gender, race, and national origin, education, professional experiences, and differences in viewpoints and skills when filling vacancies on the board of directors.

The current members of the audit committee are Maurice Andrien and Robert Caulk, both of whom are considered independent under the SEC standards and the NYSE AMEX listing standards. In addition, Kevin Mailender has observer rights with the audit committee. The Company has previously received an exemption from AMEX to Section 121 of the AMEX Company Guide that requires the Audit Committee to have three members. The Board of Directors has determined that it does not currently have an “audit committee financial expert” (within the meaning of applicable rules of the SEC) serving on the audit committee. The Company is not required to have an “audit committee financial expert” and the Board of Directors has determined that the members of the audit committee, Messrs. Andrien and Caulk, are sufficiently financially sophisticated, as required by NYSE AMEX listing standards, to perform their roles and responsibilities as audit committee members. As further described herein, Messrs. Andrien and Caulk have each held chief executive officer positions at, and served as directors of, U.S. corporations.

Risk Oversight and Board Structure

The board of directors executes its oversight responsibility for risk management directly through its audit committee and compensation committee. The audit committee has primary authority for overseeing the Company’s risk management activities, generally, and is charged with reviewing and discussing with management the Company’s major risk exposures and the steps management has taken to monitor, control, and manage these exposures. The audit committee’s meeting agendas include discussions of individual risk areas throughout the year, as well as an annual summary of the risk management process, including the Company’s risk assessment and risk management guidelines. The compensation committee oversees the Company’s compensation policies generally to determine whether they create risks that are reasonably likely to have a material adverse effect on the Company.

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

Stock Options

Executives and other employees of the Company are also eligible to receive stock options to acquire Holdco common stock under the OHCP HM Acquisition Corp. 2010 Stock Option Plan (the “Option Plan”). The Option Plan is administered by the Holdco board of directors. In fiscal years 2012 and 2010, the Holdco board of directors granted a total of 7,375 and 25,725 options, respectively, to members of executive management. These option grants included options subject to service-vesting (in equal annual installments over a five-year period) and options subject to vesting based on annual performance during a five-year period, with possible acceleration upon a change of control. Since the vesting is staggered and in some cases tied directly to long-term performance, employees should not be incentivized to achieve only short-term increases in stock price.

Code of Ethics

The Company has adopted a code of business conduct and ethics which applies to its directors, senior officers, including its Chief Executive Officer and its Chief Financial Officer, as well as every employee of the Company. The Company’s code of business conduct and ethics can be accessed via its website at http://www.hillmangroup.com. The Company will disclose amendments to or waivers from a provision of the code of business conduct and ethics on Form 8-K.

The executive officers of the Company (including the executive officers of The Hillman Group, Inc., a wholly-owned indirect subsidiary of the Company) are set forth below:

Executive Officers

Name and Age	Position with the Company; Five-year Employment History

Max W. Hillman (66)	President and Chief Executive Officer of The Hillman Companies, Inc., Chief Executive Officer of The Hillman Group, Inc. See page 110 for five-year employment history.

James P. Waters (51)	Executive Vice President and Chief

Operating Officer of The Hillman Companies, Inc. and The Hillman Group, Inc. Mr. Waters has been with the Company since September 1999. From November 2001 to June 2011, Mr. Waters served as Chief Financial Officer and Secretary of The Hillman Companies, Inc., and Vice President, Chief Financial Officer, and Secretary of The Hillman Group, Inc.

Anthony A. Vasconcellos (48)	Chief Financial Officer and Treasurer of The Hillman Companies, Inc. and The Hillman Group, Inc. since October 2011. From October 2011 to May 2012, Mr. Vasconcellos also served as Secretary of The Hillman Companies, Inc. and The Hillman Group, Inc. From July 2010 through January 2011, Mr. Vasconcellos was a consultant with Vasco Company. From September 1998 to April 2010, Mr. Vasconcellos served as Chief Financial Officer, and from 2005 also as Executive Vice President, of Townsquare Media, Inc. (formerly known as Regent Communications, Inc.).

Robert J. Lackman (56)	Senior Vice President of Operations for The Hillman Group, Inc. Prior to joining Hillman in November 2010, Mr. Lackman was employed by Duro Bag Manufacturing Co., where he served as Executive Vice President of Purchasing and Supply Chain from November 2008. From January 2007 to October 2008, he served as Vice President of Purchasing and Supply Chain of Broder Bros., Co. Prior to 2007 he held the position of Director of Procurement, Global Importing & Supply Chain of xpedx.

George L. Heredia (54)	Senior Vice President of Engraving and Engineering Services for The Hillman Group, Inc. since September 2003. Mr. Heredia has held various executive positions with the Company since April 2000. Effective December 31, 2012, Mr. Heredia resigned from the Company.

All executive officers hold office at the pleasure of the board of directors.

Item 11 – Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis provides an overview and analysis of our compensation programs, the compensation decisions we have made under these programs, and the factors we considered in making these decisions with respect to the compensation earned by the following individuals, who as determined under the rules of the SEC are collectively referred to herein as our “NEOs” for fiscal year 2012:

•	Max W. Hillman, Chief Executive Officer and President

•	James P. Waters, Executive Vice President and Chief Operating Officer

•	Anthony A. Vasconcellos, Chief Financial Officer and Treasurer

•	Robert J. Lackman, Senior Vice President of Operations, The Hillman Group, Inc.

•	George L. Heredia, Senior Vice President of Engraving and Engineering Services, The Hillman Group, Inc.

Overview of the Compensation Program

Compensation Philosophy

The objective of Hillman’s corporate compensation and benefits program is to establish and maintain competitive total compensation programs that will attract, motivate, and retain the qualified and skilled workforce necessary for the continued success of Hillman. To help align compensation paid to executive officers with the achievement of corporate goals, Hillman has designed its cash compensation program as a pay-for-performance based system that rewards NEOs for their individual performance and contribution in achieving corporate goals. In determining the components and levels of NEO compensation each year, the Compensation Committee considers Company performance, the business objectives for specific divisions of the Company, personal management performance objectives, as well as each individual’s performance and potential to enhance long-term stockholder value. To remain competitive, the Compensation Committee also periodically reviews compensation survey information published by various organizations as another factor in setting NEO compensation. The Compensation Committee relies on judgment and does not have any formal guidelines or formulas for allocating between long-term and currently paid compensation, cash and non-cash compensation, or among different forms of non-cash compensation for the Company’s NEOs.

Components of Total Compensation

Compensation packages in 2012 for the Company’s NEOs were comprised of the following elements:

Short-Term Compensation Elements

Element	Role and Purpose
Base Salary	Attract and retain executives and reward their skills and contributions to the day-to-day management of our Company.

Annual Performance-Based Bonuses	Motivate the attainment of annual Company, division, and individual financial, operational, and strategic goals by paying bonuses determined by the achievement of specified performance targets with a performance period of one year.

Discretionary Bonuses	From time to time, the Company may award discretionary bonuses to compensate executives for special contributions or extraordinary circumstances or events.

Long-Term Compensation Elements

Element	Role and Purpose
Stock Options	Motivate the attainment of long-term value creation, align executive interests with the interests of our stockholders, create accountability for executives to enhance stockholder value, and promote long-term retention through the use of multi-year vesting awards.

Severance and Change of Control Benefits	Promote long-term retention and align the interests of executives with stockholders in the event of a change in control transaction which, although in the best interests of stockholders generally, may result in loss of employment for an individual NEO.

Benefits

Element	Role and Purpose
Employee Benefit Plans and Perquisites	Participation in Company-wide health and retirement benefit programs, provide financial security and additional compensation commensurate with senior executive level duties and responsibilities.

Process

Role of the Compensation Committee and Management

The Compensation Committee meets annually to review and consider base salary and any proposed adjustments, prior year annual performance bonus results and targets for the current year, and any long-term incentive awards. The Compensation Committee also reviews the compensation package for all new executive officer hires.

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

Assessment of Market Data and Use of Compensation Consultants

In establishing the compensation for each NEO, the Compensation Committee considers information about the compensation practices of companies both within and outside our industry and geographic region, and considers evolving compensation trends and practices generally. The Compensation Committee periodically reviews third-party market data published by various organizations such as the Employers Resource Association of Cincinnati, the National Association of Manufacturers, and the Compensation Data Manufacturing and Distribution Survey. The Compensation Committee may review such survey data for market trends and developments, and as one factor when making its annual compensation determinations. The Compensation Committee does not typically use market data to establish specific targets for compensation or any particular component of compensation, and does not otherwise numerically benchmark its compensation decisions. Rather, the Compensation Committee may review survey information about the type and amount of compensation paid to executives in similar positions and with similar responsibilities as reported on an aggregate basis for companies with comparable sales volume and number of employees both within and outside its industry and geographic region. The Company did not utilize a compensation consultant during fiscal years 2012, 2011, or 2010.

Short-Term Compensation Elements

Base Salary

Hillman believes that executive base salaries are an essential element to attract and retain talented and qualified executives. Base salaries are designed to provide financial security and a minimum level of fixed compensation for services rendered to the Company. Base salary adjustments may reflect an individual’s performance, experience, and/or changes in job responsibilities. The Company also considers other compensation provided to its NEOs, such as the value of outstanding options, when determining base salary.

Base salaries are generally effective on January 31 of the applicable year. The rate of annual base salary for each NEO for fiscal years 2012, 2011, and 2011 are set forth below.

Name	2012 Base Salary	2011 Base Salary		2010 Base Salary
Max W. Hillman	$445,000	$445,000		$435,000
James P. Waters	$300,000	$300,000	(1)	$262,000
Anthony A. Vasconcellos(2)	$280,000	$275,000		—
Robert J. Lackman	$250,000	$240,000		$235,000
George L. Heredia(3)	$243,000	$243,000		$243,000

(1)	Mr. Waters’ 2011 annual salary as of January 31, 2011 was $270,000, and was increased to $300,000 effective June 19, 2011 in recognition of his expanded duties in connection with his promotion to Executive Vice President and Chief Operating Officer.
(2)	Mr. Vasconcellos was hired effective October 5, 2011.
(3)	Mr. Heredia’s employment was terminated effective December 31, 2012.

The increase, if any, in base salary for each NEO for a fiscal year reflects each individual’s particular skills, responsibilities, experience, and prior year performance. The fiscal year 2012 base salary amounts were determined as part of the total compensation paid to each NEO and were not considered, by themselves, as fully compensating the NEOs for their service to the Company.

The Company determined that employee base salary compensation for 2012 should generally reflect an average increase of 3% to compensate employees for cost of living increases, subject to adjustments to reflect specific factors relating to individual performance and expectations for the year. As with other elements of NEO compensation, Mr. Hillman made recommendations for base salary adjustments to the Compensation Committee (other than for himself). Messrs. Hillman and Waters received no salary increase in 2012 as a result of the financial performance of the Company in 2011. Mr. Vasconcellos received a 1.8% increase in 2012 because he was hired in October 2011. Mr. Lackman received a 4.2% increase in 2012 because of significant operational improvements of the Company in 2011. Mr. Heredia received no salary increase in 2012 as a result of the lack of growth in the engraving business in 2011.

Annual Performance-Based Bonuses

Pursuant to their employment agreements, each NEO is eligible to receive an annual cash bonus under the terms of a performance-based bonus plan. Each employment agreement specifies an annual target and maximum bonus as a percentage of the NEO’s annual base salary, which percentages may be adjusted (but not decreased below those stated in the NEO’s employment agreement) for any particular year in the Company’s discretion. The specific performance criteria and performance goals are established annually by our Compensation Committee in consultation with our CEO (other than with respect to himself) and approved by our Board of Directors. The performance targets are communicated to the NEOs following formal approval by the Compensation Committee and Board of Directors, which is normally around late February. The table below shows the target bonus and maximum bonuses as a percentage of base salary for each NEO for 2012. Generally, the higher the level of responsibility of the NEO within the Company, the greater the percentages of base salary applied for that individual’s target and maximum bonus compensation.

2012 Target and Maximum Bonus

Name	2012 Target Bonus as Percentage of Base Salary	2012 Maximum Bonus as Percentage of Base Salary
Max W. Hillman	75%	150%
James P. Waters	60%	120%
Anthony A. Vasconcellos	45%	90%
Robert J. Lackman	45%	90%
George L. Heredia	35%	70%

For 2012, each NEO’s annual bonus was determined based on actual performance in several categories of pre-established performance criteria as further described below. If actual results for each performance category equal the specified target performance level, the total 2012 bonus is the target bonus shown above. If actual results for each performance category equal or exceed the specified maximum performance level, the total 2012 bonus is the maximum bonus shown above. As described below, for some performance criteria, a portion of the target bonus may be payable if actual results for that category are less than the target performance level but are at least equal to a specified threshold level of performance.

The table below shows the performance criteria for fiscal year 2012 selected for each NEO and the relative weight of total target and maximum bonus assigned to each component.

2012 Performance Criteria and Relative Weight

Name	EBITDA	GM	PMOs
Max W. Hillman	80%	10%	10%
James P. Waters	80%	—	20%
Anthony A. Vasconcellos	70%	10%	20%
Robert J. Lackman	70%	—	30%
George L. Heredia	70%	20%	10%

For 2012, the bonus criteria for all NEOs included a Company performance goal measured by earnings before interest, taxes, depreciation, and amortization (“EBITDA”), as adjusted for other items included in the calculation of the fair value of the Company common stock. The 2012 bonus criteria for Messrs. Hillman and Vasconcellos included Company-wide gross sales margin (“GM”) (in dollars) and, because Mr. Heredia had direct sales responsibility, his 2012 bonus criteria included a GM component based on the engraving division.

The remaining criteria for each NEO consisted of personal management objectives (“PMOs”) based on the attainment of special project or division-based goals. Mr. Hillman had one PMO for 2012. Mr. Waters had two PMOs for 2012 which were weighted equally. Mr. Vasconcellos had one PMO for 2012. Mr. Lackman had three PMOs for 2012 which were weighted 50%, 33%, and 17%. Mr. Heredia had one PMO for 2012. Mr. Hillman’s PMO was for Company-wide succession planning. Messrs. Waters and Heredia had PMOs for the Tempe reorganization. Messrs. Waters, Vasconcellos, and Lackman were all eligible for bonuses based on successful acquisition integration. Mr. Lackman’s remaining bonus criteria related to GM percentage, excluding the engraving and All Points divisions, and successful implementation of the offshore Shanghai and Taiwan offices.

The 2012 bonus payments were determined based on actual results as compared to specified goals for each performance category. With respect to EBITDA and GM matters, actual 2012 results were compared to specified quantitative threshold, target, and maximum performance goals. For each category, bonus was payable because the performance results were at least equal to the category threshold goal. Actual performance in fiscal year 2012 for EBITDA was just below the target performance goal. Actual performance in fiscal year 2012 for GM was just above the target performance goal. The table below summarizes the threshold, target, and maximum goals and actual performance for fiscal year 2012 for EBITDA and GM.

Performance Category	2012 Performance Goals ($ in millions)			2012 Actual
	Threshold	Target	Maximum	Results
EBITDA	$101.36	$108.09	$113.36	$107.02
GM-Company	$272.15	$280.49	$288.82	$281.23
GM-Engraving	$20.31	$20.93	$21.56	$21.18

The determination of the amount of 2012 bonus payable in respect of the quantitative PMOs was based on actual fiscal year 2012 results compared to specified threshold, target, and maximum goals. Mr. Hillman achieved a target payout on Succession Plan implementation for 2012. Messrs. Waters, Vasconcellos, and Lackman achieved a maximum payout for Successful Acquisition Integration. Messrs. Waters and Heredia achieved a maximum payout for Tempe Reorganization. Mr. Lackman achieved a target payout on GM percentage, excluding the engraving and All Points divisions, and on offshore Shanghai and Taiwan office implementation.

The table below shows the amount of annual performance bonus earned by each NEO for fiscal year 2012 in each performance category.

2012 Bonus Payments by Criteria

Name	EBITDA	GM	PMOs	Total
Max W. Hillman	$239,399	$36,353	$33,375	$309,127
James P. Waters	$129,114	—	$72,000	$201,114
Anthony A. Vasconcellos	$79,082	$13,723	$50,403	$143,208
Robert J. Lackman	$70,609	—	$44,999	$115,608
George L. Heredia	$53,380	$23,720	$17,010	$94,110

Long-Term Compensation Elements

All equity awards are granted under our Option Plan, which is designed to align the interests of our stockholders and executive officers by increasing the proprietary interest of our executive officers in our growth and success to advance our interests by attracting and retaining key employees, and motivating such executives to act in our long-term best interests. We grant equity awards to promote the success and enhance the value of the Company by providing participants with an incentive for outstanding performance. Equity-based awards also provide the Company with the flexibility to motivate, attract, and retain the services of employees upon whose judgment, interest, and special effort the successful conduct of our operation is largely dependent. Mr. Vasconcellos was granted 2,300 stock options on February 17, 2012 in accordance with the terms of his employment agreement. No other NEO was granted any stock options or other equity compensation awards in 2012.

Severance and Change in Control Benefits

The Company has entered into an employment agreement with each NEO that provides for severance payments and benefits in the event that his employment is terminated under specified conditions including death, disability, termination by the Company without “cause”, or his resignation for “good reason” (each as defined in the agreements). Pursuant to the employment agreements, certain severance payments and benefits may be accelerated if such termination or resignation occurs within 90 days following a change in control. The payments provided in the event of termination without cause or resignation for good reason following a change in control are designed to assure the Company of the continued employment and attention and dedication to duty of these key management employees and to seek to ensure the availability of their continued service, notwithstanding the possibility or occurrence of a change in control of the Company and resultant employment termination. The severance payments and benefits payable both in the event of, and independently from, a change in control are in amounts that the Company has determined are necessary to remain competitive in the marketplace for executive talent. See “Potential Payments Upon Termination or Change in Control” for additional information.

Employee Benefit Plans and Perquisites

Executives are eligible to participate in the same health and benefit plans generally available to all full-time employees, including health, dental, vision, term life, and disability insurance. All executives are entitled to four weeks of paid vacation. In addition, the NEOs are eligible to participate in the Company’s Defined Contribution Plan (401(k) Plan) and the Hillman Nonqualified Deferred Compensation Plan, both described below.

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

Perquisites

All NEOs are entitled to reimbursement for the reasonable expenses of leasing or buying a car up to $700 per month ($1,050 per month for Mr. Hillman). Mr. Hillman receives up to $500 per month as reimbursement for membership dues at country clubs which he uses in part for business and client development purposes.

Miscellaneous

The Company does not have any equity or security ownership guidelines for executives, including the NEOs. The Company considers the accounting and tax treatment of particular forms of compensation awarded to NEOs as part of its overall review of compensation, but does not structure its compensation practices to comply with specific accounting or tax treatment.

Compensation Committee Report

The Compensation Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on this review and discussion the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 for filing with the Securities and Exchange Commission.

Respectfully submitted,

The Compensation Committee

Tyler Wolfram

Dave Jones

Kevin Mailender

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

Summary Compensation Table

The following table sets forth compensation that the Company’s principal executive officer, principal financial officer, and each of the next three highest paid executive officers of the Company (collectively, the “NEOs”) earned during the years ended December 31, 2012, December 31, 2011, and December 31, 2010 in each executive capacity in which each NEO served. Max Hillman served as both an officer and director but did not receive any compensation with respect to his role as a director.

Name and Principal Position	Year	Salary (1) ($)	Bonus (2) ($)	Option Awards (3) ($)	Non-Equity Incentive Plan Compensation (4) ($)	Nonqualified Deferred Compensation Earnings (5) ($)	All Other Compensation (6) ($)	Total ($)
Max W. Hillman President and CEO The Hillman Companies, Inc.	2012	445,000	—	—	309,127	—	21,122	775,249
	2011	443,846	—	—	43,388	—	13,718	500,952
	2010	433,846	—	0	232,250	—	31,895	697,991
James P. Waters(7) Senior VP and COO The Hillman Companies, Inc.	2012	300,000	—	—	201,114	—	10,933	512,047
	2011	286,000	100,000	—	67,251	—	9,896	463,147
	2010	260,615	—	0	80,318	—	12,148	353,081
Anthony A. Vasconcellos(8) CFO and Treasurer The Hillman Companies, Inc.	2012	279,423	—	0	143,208	—	14,233	436,864
	2011	56,058	25,000	—	—	—	2,500	83,558
	2010	—	—	—	—	—	—	—
Robert J. Lackman Senior VP of Operations The Hillman Group, Inc.	2012	248,846	—	—	115,608	—	17,841	382,295
	2011	239,423	—	—	39,249	—	16,922	295,594
	2010	31,635	35,000	0	—	—	1,131	67,766
George L. Heredia(9) Senior VP of Engraving and Engineering Services The Hillman Group, Inc.	2012	243,000	—	—	94,110	—	16,331	353,441
	2011	243,000	—	—	36,146	—	14,096	293,242
	2010	243,000	—	0	59,771	—	17,476	320,247

(1)	Represents base salary paid including any deferral of salary into the Defined Contribution Plan and the Deferred Compensation Plan. Base salary adjustments are generally effective January 31 of each fiscal year. Mr. Waters’ base salary was increased to $270,000 on January 31, 2011 and was increased to $300,000 effective June 19, 2011 in recognition of his expanded duties in connection with his promotion to Executive Vice President and Chief Operating Officer.
(2)	Mr. Waters received a discretionary bonus payment of $100,000 in 2011 in recognition of his extraordinary service in connection with the acquisition and integration of TagWorks. Mr. Vasconcellos joined the Company effective October 5, 2011 and received a fixed bonus of $25,000 in lieu of a performance-based bonus. Mr. Lackman joined the Company effective November 1, 2010 and in lieu of a performance-based bonus for that year received a fixed payment of $35,000.
(3)	The amount included in the “Option Awards” column represents the grant date fair value of options calculated in accordance with FASB ASC Topic 718 (which is $0). See Note 14, Stock-Based Compensation, to the accompanying consolidated financial statements for details.
(4)	Represents earned bonus for services rendered in each year based on achievement of performance goals under the performance-based bonus plan.
(5)	There were no above market earnings in the Deferred Compensation Plan for the NEOs.
(6)	All other compensation consists of the following:

NEO	Year	Matching Contribution to Hillman Retirement Savings and 401(k) Plan ($)	Matching Contribution to Non-Qualified Deferred Compensation Plan ($)	Personal Use/ Car Allowance ($)	Country Club Dues ($)	Total ($)
Max W. Hillman	2012	10,303	2,500	4,846	3,473	21,122
	2011	4,108	2,500	559	6,551	13,718
	2010	11,863	2,500	12,325	5,207	31,895
James P. Waters	2012	7,003	1,865	2,065	—	10,933
	2011	3,776	3,135	2,985	—	9,896
	2010	8,859	2,500	789	—	12,148
Anthony A. Vasconcellos	2012	6,637	2,500	5,096	—	14,233
	2011	—	2,500	—	—	2,500
	2010	—	—	—	—	—
Robert J. Lackman	2012	7,434	2,007	8,400	—	17,841
	2011	5,529	2,993	8,400	—	16,922
	2010	—	—	1,131	—	1,131
George L. Heredia	2012	7,479	452	8,400	—	16,331
	2011	3,196	2,500	8,400	—	14,096
	2010	9,076	—	8,400	—	17,476

(7)	Mr. Waters served as Chief Financial Officer and Secretary through June 19, 2011.
(8)	Mr. Vasconcellos was hired as Chief Financial Officer, Treasurer, and Secretary effective October 5, 2011 and served as Secretary until May 10, 2012.
(9)	Mr. Heredia’s employment was terminated effective December 31, 2012.

Grants of Plan-Based Awards Table for Fiscal Year 2012

The table below summarizes the non-equity incentive awards granted to NEOs in 2012.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)		All Other Option Awards: Number of Securities Underlying Options (#) (2)	Exercise Price of Option Awards ($)	Grant Date Fair Value of Option Awards ($) (3)
		Target ($)	Maximum ($)
Max W. Hillman	—	333,750	667,500	—	—	—
James P. Waters	—	180,000	360,000	—	—	—
Anthony A. Vasconcellos	—	126,000	252,000	—	—	—
	2/17/12			2,300	1,000	0
Robert J. Lackman	—	112,500	225,000	—	—	—
George L. Heredia	—	85,050	170,100	—	—	—

(1)	The amounts in this table reflect the 2012 performance-based bonus awards that each NEO was eligible to receive pursuant to the terms of his employment agreement and the Company’s 2012 performance bonus plan. Each NEO’s overall target and maximum performance based bonus for 2012 was determined as a percentage of base salary. There is no single threshold level of bonus payment under the 2012 annual bonus plan. See the description of Annual Performance Bonus in the CD&A for a description of the specific performance components and more detail regarding the determination of actual 2012 annual performance bonus payments.
(2)	Represents grant of options to Mr. Vasconcellos pursuant to the Option Plan on February 17, 2012.
(3)	The amount included in the “Option Awards” column represents the grant date fair value of options calculated in accordance with FASB ASC Topic 718 (which is $0). See Note 14, Stock-Based Compensation, to the accompanying consolidated financial statements for details.

Outstanding Equity Awards at 2012 Fiscal Year-End

The following table sets forth the number of unexercised options held by the NEOs at December 31, 2012. No stock awards were outstanding at the end of fiscal year 2012.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Max W. Hillman	980	840	2,380	1,000	11/23/2020
James P. Waters	613	525	1,487	1,000	11/23/2020
Anthony A. Vasconcellos	307	613	1,380	1,000	2/17/2022
Robert J. Lackman	368	315	892	1,000	11/23/2020
George L. Heredia	368	315	892	1,000	11/23/2020

All stock options reported in the table above are options to acquire Holdco common stock granted under the Option Plan in 2010, except for Mr. Vasconcellos who was granted his stock options in 2012. Pursuant to each NEO’s stock option award agreement, these options were divided into three equal vesting tranches.

The first tranche is a service-based award which vests 20% annually until fully vested on the fifth anniversary of May 28, 2010 (October 5, 2011 for Mr. Vasconcellos), subject to the optionee’s continued employment with Hillman on each such vesting date. The first two installments of that tranche vested on May 28, 2011 and May 28, 2012 (except for Mr. Vasconcellos, for whom the first installment of that tranche vested on October 5, 2012).

The second tranche is performance-based and vests 20% on December 31, 2010 (December 31, 2012 for Mr. Vasconcellos) and on each anniversary thereafter subject to both the optionee’s continued employment with the Company on each such vesting date and the Company’s achievement of the applicable Adjusted EBITDA performance goal determined by the Compensation Committee. The performance-based option targets are cumulative, such that if a portion of the performance-based options fails to vest because the applicable annual Adjusted EBITDA performance goal is not achieved, such portion of the options will vest as of the performance measurement date for a later period if the cumulative Adjusted EBITDA performance goal is met in such later period.

On February 21, 2013, the Compensation Committee determined that one-half of the performance-based options for 2010 vested while the other half remain available for vesting in 2013. The Compensation Committee determined that no performance-based options for 2011 vested but that the vesting possibility for such portion of the performance-based options has been extended for an additional year until 2016. The Compensation Committee determined that the performance-based options for 2012 fully vested. The Compensation Committee is currently evaluating the annual and cumulative Adjusted EBITDA performance goals for 2013 through 2016.

For purposes of these stock option awards, “Adjusted EBITDA” means annual Adjusted EBITDA (net of the payment of management incentive bonuses) calculated consistently with the Company’s historical practice and equitably adjusted, at the sole discretion of the Holdco board of directors, for extraordinary or non-recurring items (including one-time transaction fees and expenses), corporate mergers and acquisitions, and changes in corporate accounting policies.

Upon a change in control, all service-vesting options will vest if the OH IRR (as defined below) calculated immediately following such change in control equals or exceeds 15% and all performance-based options will vest if such OH IRR equals or exceeds 17.5%. However, if the vesting of these service-vesting or performance-based options, as applicable, together with the vesting of all other outstanding stock options, would cause the OH IRR to drop below 15% or 17.5%, as applicable, then the vesting of such options, together with similar service-vesting or performance-based options, as applicable, granted to other employees, will be reduced in the discretion of the Holdco board of directors so that the OH IRR does not drop below 15% or 17.5% as applicable.

The third tranche of each stock option grant is outcome-based. Subject to the optionee’s continuous employment with the Company through the consummation of a change in control, 50% of the outcome-based options will vest if the Holdco board of directors determines that the OH IRR calculated immediately following such change in control equals or exceeds 15% and if such OH IRR equals or exceeds 17.5% then the remaining 50% will vest. However, if the vesting of these outcome-based options, together with the vesting of all other outstanding stock options, would cause the OH IRR to drop below 15% or 17.5%, as applicable, then the vesting of such options, together with similar outcome-based options granted to other employees, will be reduced in the discretion of the Holdco board of directors so that the OH IRR does not drop below 15% or 17.5%, as applicable.

For purposes of these stock option awards, “OH IRR” means the discount rate (compounded annually) that causes (i) the present value as of May 28, 2010, of all amounts actually received by Oak Hill Capital Partners III, L.P., Oak Hill Capital Management Partners III, L.P., related Oak Hill partnerships, and their respective limited partners and affiliates in respect of their shares of Holdco common stock to equal (ii) the present value as of May 28, 2010, of all investments in Holdco made by such Oak Hill investors.

If the optionee’s employment is terminated for any reason other than for cause or due to the optionee’s retirement at or after age 61, all outcome-based options held by such optionee will remain outstanding and eligible to vest during the twelve month period following termination of employment. Any remaining unvested service-vesting and performance-based portion of the option will be automatically forfeited on termination for any reason and the vested portions will remain exercisable until the earlier of 12 months following termination and the original expiration date of the option. Additionally, for Max Hillman only, on termination due to retirement, his vested options will remain outstanding until the original expiration date. On termination for cause, the entire stock option, whether vested or unvested, will be forfeited.

Option Exercises and Stock Vested During Fiscal Year 2012

No NEO exercised any stock options during the year ended December 31, 2012 and there were no stock awards outstanding or eligible for vesting during fiscal year 2012.

Nonqualified Deferred Compensation for Fiscal Year 2012

The following table sets forth activity in the Deferred Compensation Plan for the NEOs for the year ended December 31, 2012:

Name	Executive Contributions ($) (1)	Company Matching Contributions ($) (2)	Aggregate Earnings ($) (3)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at 12/31/12 ($) (4)
Max W. Hillman	73,258	2,500	168,991	—	2,314,275
James P. Waters	35,175	1,865	13,343	71,422	246,002
Anthony A. Vasconcellos	11,177	2,500	1,737	—	28,009
Robert J. Lackman	12,442	2,007	2,535	—	31,740
George L. Heredia	1,807	452	5,392	—	51,470

(1)	The amounts in this column represent the deferral of base salary and bonuses and are also included in the Summary Compensation Table in the Salary or Non-Equity Incentive Plan Compensation columns, as appropriate.
(2)	The amounts in this column are also included in the Summary Compensation Table in the All Other Compensation column.

(3)	Earnings in the Deferred Compensation Plan were at market rates and are excluded from the Summary Compensation Table.
(4)	Amounts reported in this column for each NEO include amounts previously reported in the Company’s Summary Compensation Table in previous years when earned if that officer’s compensation was required to be disclosed in a previous year. Amounts previously reported in such years include previously earned, but deferred, salary and bonus and Company matching contributions. This total reflects the cumulative value of each NEO’s deferrals, matching contributions and investment experience.

All executives and certain senior managers are eligible to participate in the Deferred Compensation Plan. The Deferred Compensation Plan allows eligible employees to defer up to 100% of their annual base salary and bonus. A separate account is maintained for each participant in the Deferred Compensation Plan, reflecting hypothetical contributions, earnings, expenses, and gains or losses. The plan is “unfunded” for tax purposes – those are notional accounts and not held in trust. The Company contributes a matching contribution of 25% on the first $10,000 of salary and bonus deferrals. A participant vests in the Company matching contributions 20% each year, over five years. Participants in the Deferred Compensation Plan can choose to invest amounts deferred and the matching company contributions in a variety of mutual fund investments, consisting of bonds, stocks and short-term investments as well as blended funds. The account balances are thus subject to investment returns and will change over time depending on market performance. A participant is entitled to receive his or her account balance upon termination of employment or the date or dates selected by the participant on his or her enrollment forms. If a participant dies or experiences a total and permanent disability before terminating employment and before commencement of payments, the entire value of the participant’s account shall be paid at the time selected by the participant in his or her enrollment forms.

The available investment choices are the same as the primary investment choices available under the Defined Contribution Plan, which are as follows (with 2012 annual rates of return indicated for each):

American Beacon Large Cap Value Fund Investor Class (18.68%)

Artisan Mid Cap Value Fund (11.39%)

ASTON/Fairpointe Mid Cap N Fund (16.45%)

Baron Small Cap Fund (17.98%)

Columbia Small cap Index Z Fund (16.19%)

Columbia Acorn International Z Fund (21.60%)

Dreyfus MidCap Index Fund (17.20%)

Fidelity Contrafund (16.26%)

Fidelity International Discovery Fund (21.93%)

Perkins Small Cap Value Fund Class T (8.99%)

Royce Pennsylvania Mutual Service Fund (14.15%)

Spartan 500 Index Fund Fidelity Advantage Class (15.97%)

T. Rowe Price Dividend Growth Fund (14.85%)

R. Rowe Price Mid-Cap Growth Advantage (13.62%)

Fidelity Freedom 2040 Fund (14.53%)

Fidelity Freedom 2045 Fund (14.79%)

Fidelity Freedom 2055 Fund (15.32%)

Vanguard Target Retirement 2010 Fund (10.12%)

Vanguard Target Retirement 2015 Fund (11.37%)

Vanguard Target Retirement 2020 Fund (12.35%)

Vanguard Target Retirement 2025 Fund (13.29%)

Vanguard Target Retirement 2030 Fund (14.24%)

Vanguard Target Retirement 2035 Fund (15.16%)

Vanguard Target Retirement 2040 Fund (15.56%)

Vanguard Target Retirement 2045 Fund (15.58%)

Vanguard Target Retirement 2050 Fund (15.58%)

Vanguard Target Retirement 2055 Fund (15.58%)

Vanguard Target Retirement Income Fund (8.23%)

PIMCO Real Return Fund Institutional (9.25%)

PIMCO Total Return Institutional (10.36%)

Spartan US Bond Index Fund Advantage (4.17%)

Fidelity Retirement Money Market (0.01%)

Potential Payments Upon Termination or Change in Control

Severance Payments and Benefits under Employment Agreements

The Company has an employment agreement in effect with Messrs. Hillman, Waters, Vasconcellos and Lackman and a separation agreement with Mr. Heredia, effective December 31, 2012. The employment agreements provide for an initial term of three years beginning May 28, 2010 (October 5, 2011 for Mr. Vasconcellos and November 1, 2010 for Mr. Lackman) and automatically renew for successive one-year terms thereafter unless either the Company or the executive provides notice of non-renewal. The Company’s non-renewal notice must be provided 180 days in advance for Messrs. Hillman and Waters and 90 days in advance for Messrs. Vasconcellos, Lackman, and Heredia. Each executive’s non-renewal notice must be provided 180 days in advance. The employment agreement with each NEO provides for specified payments and benefits in connection with a termination of employment.

No severance payments or benefits are payable in the event of a termination for cause or resignation without good reason (each as defined below). For each NEO, in the event of termination by reason of executive’s death, disability, or due to non-renewal by the executive, the executive would be entitled to a prorated portion of his annual bonus, if any, for the year in which termination occurs, based on actual performance results for the full year and payable when bonuses are paid to other senior executives. Additional severance payments and benefits for each NEO are described below.

For all NEOs with effective employment agreements, severance payments and benefits are conditioned upon the execution by the executive of a release of claims against the Company and his continued compliance with the restrictive covenants contained in the employment agreement. The employment agreements require the executive not to disclose at any time confidential information of the Company or of any third party to which the Company has a duty of confidentiality and to assign to the Company all intellectual property developed during employment. Pursuant to their employment agreements, the executive is also required during employment and for one year thereafter not to compete with the Company and is required not to solicit the employees, customers, or business relations of the Company or make disparaging statements about the Company during employment and for two years thereafter. For Messrs. Hillman and Waters, the post-employment non-compete period is extended to two years following termination of employment by reason of termination by the Company without cause or resignation with good reason. For each NEO, non-renewal by the Company is treated the same as a termination by the Company without cause. The terms of Mr. Heredia’s restrictive covenants as contained in his separation agreement are described below.

Max Hillman and James Waters

For Messrs. Hillman and Waters, in the event of termination of employment during the initial term by reason of termination by the Company without cause, resignation with good reason, or due to non-renewal by the Company, the executive would be entitled to (i) continued payments of base salary for a period of two years following termination, (ii) an amount equal to the greater of the average of the annual bonuses for the preceding three years or the most recent bonus paid to him prior to termination (whichever is greater, the “Termination Bonus Amount”), paid in the year following termination, (iii) a prorated portion of his annual bonus, if any, for the year in which termination occurs, payable when bonus payments for such year are made to other senior executives, and (iv) Company-paid continuation of health benefits coverage for 12 months and life and disability benefits coverage for six months.

If the executive’s employment is terminated after the initial term by reason of termination by the Company without cause, resignation with good reason, or due to non-renewal by the Company, the executive would receive the same severance payments and benefits described in the preceding paragraph except that he would be entitled to only 50% of the Termination Bonus Amount.

In the event of a termination by the Company without cause, resignation with good reason, or due to non-renewal by the Company within 90 days following a change in control (as defined below), the executive would be entitled to (i) a lump sum payment equal to the sum of one year of his then current rate of base salary plus the Termination Bonus Amount (or 50% of the Termination Bonus Amount if the termination occurs after the initial term), payable within 30 days of termination, (ii) a prorated portion of his annual bonus, if any, for the year in which termination occurs, payable when bonus payments for such year are made to other senior executives, and (iii) beginning on the first anniversary of the termination date, payments of his base salary (as of the termination date) for a period of one year.

Anthony Vasconcellos and Robert Lackman

For Messrs. Vasconcellos and Lackman, in the event of termination during the initial term by reason of termination by the Company without cause, resignation with good reason, or due to non-renewal by the Company, the executive would be entitled to (i) continued payments of base salary for a period of one year following termination, (ii) the Termination Bonus Amount, payable when bonus payments for such year are made to other senior executives, (iii) a prorated portion of his annual bonus for the year in which termination occurs, payable when bonus payments for such year are made to other senior executives, and (iv) Company-paid continuation of health benefits coverage for 12 months and life and disability benefits coverage for six months.

In the event of termination of employment after the initial term due to termination by the Company without cause, resignation with good reason, or due to non-renewal by the Company, the executive would receive the same severance payments and benefits described in the preceding paragraph except that he would be entitled to only 50% of the Termination Bonus Amount.

In the event of termination by the Company without cause, resignation with good reason, or due to non-renewal by the Company within 90 days following a change in control, the executive would be entitled to (i) a lump sum payment equal to the sum of one year of his then current rate of base salary plus the Termination Bonus Amount (or 50% of the Termination Bonus Amount if the termination occurs after the initial term), payable within 30 days of termination of employment and (ii) a prorated portion of his annual bonus for year in which termination occurs, payable when bonus payments for such year are made to other senior executives.

For purposes of the employment agreements, “cause” generally means (i) willful failure to substantially perform duties under the employment agreement, other than due to disability, (ii) willful act which constitutes gross misconduct or fraud and which is injurious to the Company, (iii) conviction of, or plea of guilty or no contest, to a felony, or (iv) material breach of confidentiality, non-compete, or non-solicitation agreements with the Company which is not cured within 10 days after written notice from the Company.

“Good reason” is defined generally as (i) any material diminution in the executive’s position, authority, or duties with the Company, (ii) the Company reassigning the executive to work at a location that is more than 75 miles from the executive’s current work location, (iii) for Mr. Hillman only, his removal from the Board without cause, (iv) any amendment to the Company’s bylaws which results in a material and adverse change to the officer and director indemnification provisions contained therein, or (v) a material breach of the compensation, benefits, term, and severance provisions of the employment agreement by the Company which is not cured within 10 days following written notice from the executive. For Messrs. Vasconcellos and Lackman, the Company has a 10-day period to cure all circumstances otherwise constituting good reason.

For purposes of the employment agreements, “change in control” generally means any transaction or series of transactions pursuant to which any person(s) or a group of related persons in the aggregate acquire(s) (i) capital stock of Hillman possessing the voting power (other than voting rights accruing only in the event of a default, breach, or event of noncompliance) to elect a majority of the board of Hillman or (ii) all or substantially all of Hillman’s assets determined on a consolidated basis, excluding an initial public offering and provided that such change in control constitutes a change in control for purposes of Section 409A of the Code.

George Heredia

We entered into a separation agreement with Mr. Heredia in February 2013, effective December 31, 2012, providing one year continued base salary and the Termination Bonus Amount, payable when bonuses are paid to other senior executives, a prorated bonus and continuation of health benefits for one year, subject to a one-year non-compete and two-year non-solicit in addition to customary confidentiality and non-disparagement provisions. In addition, Mr. Heredia agreed to an extension of the non-compete period for one year (for a total of two years) and to make himself reasonably available as a consultant to the Company regarding the key and engraving business for two years following his termination, in consideration for which we agreed to pay him an additional severance payment of $100,000 payable during such second year.

Option Vesting

All service-vesting options held by the NEOs will vest if the OH IRR (as defined above) calculated immediately following such change in control equals or exceeds 15% and all performance-based options will vest if such OH IRR equals or exceeds 17.5%. However, if the vesting of these service-vesting or performance-based options, as applicable, together with the vesting of all other outstanding stock options, would cause the OH IRR to drop below 15% or 17.5%, as applicable, then the vesting of such options, together with similar service-vesting or performance-based options, as applicable, granted to other employees, will be reduced in the discretion of the Holdco board of directors so that the OH IRR does not drop below 15% or 17.5%, as applicable. Subject to the optionee’s continuous employment with the Company through the consummation of a change in control, 50% of the outcome-based options will vest if the Holdco board of directors determines that the OH IRR calculated immediately following such change in control equals or exceeds 15% and if such OH IRR equals or exceeds 17.5% then the remaining 50% will vest. However, if the vesting of these outcome-based options, together with the vesting of all other outstanding stock options, would cause the OH IRR to drop below 15% or 17.5%, as applicable, then the vesting of such options, together with similar outcome-based options granted to other employees, will be reduced in the discretion of the Holdco board of directors so that the OH IRR does not drop below 15% or 17.5%, as applicable. Upon a termination for any reason other than for cause or due to the executive’s retirement at or after age 61, all outcome-based options held by such executive will remain outstanding and eligible to vest during the twelve-month period following termination of employment.

Estimated Payments Upon Termination of Employment or Change in Control

The table below shows the severance payments and benefits that each NEO would receive upon (1) death, disability, or non-renewal by executive, (2) termination without cause, resignation with good reason, or non-renewal by the Company, (3) termination without cause, resignation with good reason, or non-renewal by the Company within 90 days of a change in control or (4) a change in control, regardless of termination. The amounts are calculated as if the date of termination (and change in control where applicable) were December 31, 2012 (i.e., during the initial term). For purposes of the table, the cost of continuing health care, life, and disability insurance coverage is based on the current Company cost for the level of such coverage elected by the executive.

Name	Death, Disability, or non- renewal by Executive ($)	Termination without cause, resignation with good reason, or non-renewal by the Company ($)	Termination without cause, resignation with good reason, or non-renewal by the Company within 90 days of a change in control ($)	Change in Control (regardless of termination) (1) ($)
Max W. Hillman	309,127	1,428,865	1,413,973	489,440
James P. Waters	201,114	920,626	908,637	305,976
Anthony A. Vasconcellos	143,208	462,082	448,208	302,936
Robert J. Lackman	115,608	419,459	404,857	183,616
George L. Heredia (2)	94,110	421,235	408,772	183,616

(1)	Represents the cash-out value of unvested options as of December 31, 2012, at the fair market value of the Company’s common stock ($1,152) less the exercise price assuming that the IRR thresholds were met or exceeded. Note that, in the absence of an actual transaction, it is not possible to determine whether the thresholds would in fact actually be met.

(2)	Amounts in table are based on what Mr. Heredia was entitled to under the terms of his agreement as in effect on December 31, 2012 (and thus excludes the additional $100,000 payment in consideration for the extension of the noncompete, which was not agreed until execution of the separation agreement in February 2013).

Director Compensation for Fiscal Year 2012

The following table sets forth compensation earned by the Company’s directors who are not also employees of the Company during the year ended December 31, 2012.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	Total ($)
Tyler Wolfram (1)	0	—	—	0
Kevin Mailender (1)	0	—	—	0
Maurice P. Andrien, Jr.(2)	56,000	—	—	56,000
Robert Caulk (2)	81,000	—	—	81,000
David Jones (2)	75,000	—	—	75,000
Alan Lacy (2)	50,000	—	—	50,000

(1)	Messrs. Wolfram and Mailender are employed and compensated by OHCP and were not compensated for their services on the Board during the year ended December 31, 2012.
(2)	Messrs. Andrien and Lacy are each entitled to receive an annual Board fee of $50,000. Messrs. Caulk and Jones are each entitled to an annual Board fee of $75,000. Additionally, Messrs. Andrien and Caulk are each entitled to receive $6,000 annually as compensation for serving on the Audit Committee.
(3)	No options were awarded to directors during 2012. As of December 31, 2012, Mr. Jones had 3,436 unexercised options, Mr. Lacy had 1,718 unexercised options, Mr. Caulk had 860 unexercised options and Mr. Andrien had 600 unexercised options.

Directors do not receive any perquisites or other personal benefits from the Company.

Item 12 – Security Ownership of Certain Beneficial Owners and Management.

All of the outstanding shares of capital stock of Hillman Group are owned by Hillman Investment, all of whose shares are owned by The Hillman Companies, Inc. All of the outstanding shares of capital stock of The Hillman Companies, Inc. are owned by OHCP HM Acquisition Corp. (“Holdco”). All of the shares of capital stock of Holdco are owned by Oak Hill Capital Partners III, L.P., Oak Hill Capital Management Partners III, L.P. and officers, directors and employees of the Company. The following table sets forth information as of the close of business on December 31, 2012 as to the share ownership of Holdco by the directors, executive officers and holders of 5% or more of the shares of Holdco.

	Shares Beneficially Owned
Name and Address of Beneficial Owners(1)	Number	Percentage (%) (2)
Oak Hill Capital Partners III, L.P. (3)	285,372	92.4
Oak Hill Capital Management Partners III, L.P.	9,372	3.0
Maurice P. Andrien	150	*
Robert L. Caulk	150	*
David A. Jones	1,000	*
Alan J. Lacy	500	*
Kevin M. Mailender	—	—
Tyler J. Wolfram	—	—
Max W. Hillman (4)	2,980	1.0
James P. Waters (5)	1,913	*
Anthony A. Vasconcellos (6)	307	*
Robert J. Lackman (7)	368	*
George L. Heredia (8)	1,868	*
All Directors and Executive Officers as a Group (11 persons)	9,236	3.0

*	Less than 1%
(1)	Unless otherwise noted, the business address of each beneficial owner is c/o The Hillman Group, Inc., 10590 Hamilton Avenue, Cincinnati, OH 45231-1764.
(2)	Based on 308,791 shares outstanding as of December 31, 2012.
(3)	The business address of Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P. (collectively, the “Oak Hill Partnerships”) is 65 East 55th Street, 32nd Floor, New York, New York 10022. OHCP MGP III, Ltd. is the sole general partner of OHCP MGP Partners III, L.P., which is the sole general partner of OHCP GenPar III, L.P., which is the sole general partner of each of the Oak Hill Partnerships. OHCP MGP III, Ltd. exercises voting and dispositive control over the shares held by each of the Oak Hill Partnerships. Investment and voting decisions with regard to the shares of the Purchaser’s common stock owned by the Oak Hill Partnerships is made by the board of directors of OHCP MGP III, Ltd. The members of the board are J. Taylor Crandall, Steven B. Gruber, and Denis J. Nayden. Each of these individuals disclaims beneficial ownership of the shares owned by the Oak Hill Partnerships.
(4)	Includes 2,000 shares held by Max William Hillman 2012 Spousal GST Trust and 980 vested Holdco stock options.
(5)	Includes 613 vested Holdco stock options.
(6)	Includes 307 vested Holdco stock options.
(7)	Includes 368 vested Holdco stock options.
(8)	Includes 368 vested Holdco stock options. Mr. Heredia’s employment was terminated effective December 31, 2012.

Item 13 – Certain Relationships and Related Transactions.

The Successor recorded management fee and expense charges of $155,424 for the year ended December 31, 2012, $110,436 for the year ended December 31, 2011 and had no management fee charges for the seven month period ended December 31, 2010. The Predecessor was obligated to pay management fees to a subsidiary of CHS in the amount of $57,962 per month and to pay transaction fees to a subsidiary of OTPP in the amount of $25,640 per month, plus out of pocket expenses. The Predecessor has recorded aggregate management and transaction fee charges and expenses from CHS and OTPP of $438,180 for the five month period ended May 28, 2010.

Gregory Mann and Gabrielle Mann are employed by the All Points subsidiary of Hillman. All Points leases an industrial warehouse and office facility from companies under the control of the Manns (the “Mann Lease”). The Company engaged a real estate broker to ensure the terms of the Mann Lease were at market. The transaction was approved by the Company’s Board of Directors. The Predecessor and Successor have recorded rental expense for the lease of this facility on an arm’s length basis. The Successor recorded rental expense for the lease of this facility in the amount of $311,339 for the year ended December 31, 2012, $311,339 for the year ended December 31, 2011 and $181,614 for the seven month period ended December 31, 2010. The Predecessor recorded rental expense for the lease of this facility in the amount of $129,725 for the five month period ended May 28, 2010.

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

Item 14 – Principal Accounting Fees and Services.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of the Company’s financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings. The aggregate fees of KPMG LLP for the 2012 audit were approximately $432,000 and the 2011 audit fees were approximately $514,990.

Audit Related Fees

Audit related fees are fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not under “Audit Fees.”

In 2012 and 2011, KPMG LLP billed the Company approximately $8,500 and $10,560, respectively, in connection with its audits of the Hillman Group, Inc. Retirement Savings & Profit Sharing Plan financial statements for the years ended December 31, 2011 and 2010, respectively.

In 2012, KPMG LLP billed the Company approximately $60,000 for work in connection with the senior note debt offering. In 2011, KPMG LLP billed the Company approximately $169,600 for work in connection with the senior note debt offering and consultations involving responses to comment letter received from SEC staff

Tax Fees

Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. There have been no tax fees billed by KPMG LLP.

All Other Fees

In 2012, KPMG LLP billed the Company approximately $425,000 for due diligence work in connection with the acquisition of H. Paulin.

In 2011, KPMG LLP billed the Company approximately $275,000 for due diligence work in connection with the acquisitions of Ook, TagWorks and Servalite.

In 2011, Grant Thornton LLP billed the Company approximately $113,850 for work in connection with the senior note debt offering and approximately $38,827 for work in connection with restatement of the prior financial statements.

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by KPMG LLP on a case by case basis, and any pre-approval is detailed as to the particular service or category of service and is generally subject to a specific budget. These services may include audit services, audit related services, tax services and other related services. KPMG LLP and the Company’s management are required to periodically report to the Audit Committee regarding the extent of services provided by KPMG LLP in accordance with this pre-approval policy, and the fees for the services performed to date. In accordance with its policies and procedures, the Audit Committee pre-approved 100% of the audit and non-audit services performed by KPMG LLP for the years ended December 31, 2012 and 2011.

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

2.1	Unit Repurchase Agreement by and among The Hillman Companies, Inc., SunSub Holdings LLC and GC-Sun Holdings, L.P. dated April 13, 2002. (6) (Exhibit 10.2)

2.2	Asset Purchase Agreement between Fastenal Company and The Hillman Group, Inc. dated October 3, 2002. (7) (Exhibit 10.3)

2.3	Agreement and Plan of Merger dated as of June 18, 2001 by and among Allied Capital Corporation, Allied Capital Lock Acquisition Corporation and SunSource Inc. (4) (Exhibit 2.1)

2.4	Asset Purchase Agreement dated September 28, 2001, by and between SunSource Technology Services, LLC, and STS Operating, Inc. (5) (Exhibit 2.1)

2.5	Agreement and Plan of Merger dated as of February 14, 2004 by and among The Hillman Companies, Inc., HCI Acquisition Corp. and the Common Stockholders of The Hillman Companies, Inc. (2) (Exhibit 2.1)

2.6	Stock Purchase Agreement by and among All Points Industries, Inc., Gabrielle Mann, Gregory Mann, and The Hillman Group, Inc. dated as of December 28, 2007. (16) (Exhibit 2.6)

2.7	Agreement and Plan of Merger, dated April 21, 2010, by and among OHCP HM Acquisition Corp., OHCP HM Merger Sub Corp., The Hillman Companies, Inc. and the Representatives named therein. (19) (Exhibit 2.1)

2.8	Certificate of Merger of OHCP HM Merger Sub Corp. with and into The Hillman Companies, Inc., dated May 28, 2010. (20) (Exhibit 3.1)

2.9	Arrangement Agreement, dated December 17, 2012, by and between The Hillman Companies, Inc. and H. Paulin & Co., Limited. (34) (Exhibit 2.1)

3.1	By-Laws as adopted by The Hillman Companies, Inc.’s stockholders as of March 30, 2004. (10) (Exhibit 3.2)

3.2	Amendment No. 1 to The Hillman Companies, Inc.’s By-Laws effective October 26, 2007. (15) (Exhibit 99.1)

3.3	Restated Certificate of Incorporation of The Hillman Companies, Inc. as of March 30, 2004. (10) (Exhibit 3.1)

3.4	Amended and Restated By-Laws of The Hillman Companies, Inc. (effective as of May 28, 2010). (20) (Exhibit 3.2)

3.5	Second Amended and Restated Certificate of Incorporation of The Hillman Companies, Inc. as of May 28, 2010. (20) (Exhibit 3.1)

3.6	Certificate of Incorporation of The Hillman Group, Inc., as amended. (24) (Exhibit 3.1)

3.7	By-Laws of The Hillman Group, Inc. (24) (Exhibit 3.2)

3.8	Certificate of Incorporation of Hillman Investment Company, as amended. (24) (Exhibit 3.5)

3.9	By-Laws of Hillman Investment Company. (24) (Exhibit 3.6)

3.10	Certificate of Incorporation of SunSub C Inc., as amended. (24) (Exhibit 3.7)

3.11	By-Laws of SunSub C Inc. (24) (Exhibit 3.8)

3.12	Articles of Incorporation of All Points Industries, Inc. (24) (Exhibit 3.9)

3.13	By-Laws of All Points Industries, Inc. (24) (Exhibit 3.10)

3.14	Amended and Restated Certificate of Incorporation of Hillman Investment Company. (28) (Exhibit 3.5)

3.15*	Certificate of Formation of Hillman Group GP1, LLC.

3.16*	Limited Liability Company Agreement of Hillman Group GP1, LLC.

3.17*	Certificate of Formation of Hillman Group GP2, LLC.

3.18*	Limited Liability Company Agreement of Hillman Group GP2, LLC.

3.19*	Certificate of Incorporation of Paulin Industries Inc.

3.20*	By-Laws of Paulin Industries Inc.

4.1	HCI Stockholders Agreement dated March 31, 2004. (9) (Exhibit 4.1)

4.2	Amended and Restated Declaration of Trust. (1) (Exhibit 4.1)

4.3	Indenture between The Hillman Companies, Inc. and the Bank of New York. (1) (Exhibit 4.2)

4.4	Preferred Securities Guarantee. (1) (Exhibit 4.3)

4.5	Rights Agreement between The Hillman Companies, Inc. and the Registrar and Transfer Company. (1) (Exhibit 10.5)

4.6	Amendment No. 1 to the Rights Agreement dated June 18, 2001. (8) (Exhibit 4.6)

4.7	Amendment No. 2 to the Rights Agreement dated February 14, 2004. (8) (Exhibit 4.7)

4.8	Hillman Investment Company Stockholders Agreement dated March 31, 2004. (9) (Exhibit 4.2)

4.9	Registration Agreement dated March 31, 2004. (9) (Exhibit 4.3)

4.10	Indenture governing the Permanent 10.875% Senior Notes due 2018, dated May 28, 2010, by and among The Hillman Group, Inc., each of the Guarantors party thereto and Wells Fargo Bank, National Association, as trustee. (21) (Exhibit 4.1)

4.11	Registration Rights Agreement, dated May 28, 2010, by and among the The Hillman Group, Inc., the Guarantors listed on Schedule I thereto, Barclays Capital Inc. and Morgan Stanley & Co. Incorporated. (21) (Exhibit 4.2)

4.12	First Supplemental Indenture governing the Permanent 10.875% Senior Notes due 2018, dated December 29, 2010, by and among The Hillman Group, Inc., the Guarantors party thereto and Wells Fargo Bank, National Association, as trustee. (26) (Exhibit 4.12)

4.13	Registration Rights Agreement, dated March 16, 2011, by and among The Hillman Group, Inc., the Guarantors listed on Schedule I thereto, Barclays Capital Inc. and Morgan Stanley & Co. Incorporated. (26) (Exhibit 4.13)

4.14	Second Supplemental Indenture governing the Permanent 10.875% Senior Notes due 2018, dated April 1, 2011, by and among The Hillman Group, Inc., the Guarantors party thereto and Wells Fargo Bank, National Association, as trustee. (27) (Exhibit 4.2)

4.15	Indenture governing the Temporary 10.875% Senior Notes due 2018, dated December 21, 2012, by and among The Hillman Group, Inc., each of the Guarantors party thereto and Wells Fargo Bank, National Association, as trustee. (35) (Exhibit 4.1)

4.16	Registration Rights Agreement, dated December 21, 2012, by and among The Hillman Group, Inc., the Guarantors listed on Schedule I thereto and Barclays Capital Inc. (35) (Exhibit 4.2)

4.17*	First Supplemental Indenture governing the Temporary 10.875% Senior Notes due 2018, dated as of February 5, 2013, by and among Hillman Group GP1, LLC, Hillman Group GP2, LLC, The Hillman Group, Inc., the other Guarantors party thereto and Wells Fargo Bank, National Association, as trustee.

4.18*	Third Supplemental Indenture governing the Permanent 10.875% Senior Notes due 2018, dated as of February 5, 2013, by and among Hillman Group GP1, LLC, Hillman Group GP2, LLC, The Hillman Group, Inc., the other Guarantors party thereto and Wells Fargo Bank, National Association, as trustee.

4.19*	Fourth Supplemental Indenture governing the Permanent 10.875% Senior Notes due 2018, dated as of February 19, 2013, by and among Paulin Industries Inc., The Hillman Group, Inc., the other Guarantors party thereto and Wells Fargo Bank, National Association, as trustee.

10.1	Credit Agreement, dated as of March 31, 2004, by and among The Hillman Companies, Inc., Hillman Investment Company, The Hillman Group, Inc., Merrill Lynch Capital as Administrative Agent, Issuing Lender and Swingline Lender, JP Morgan Chase Bank as Syndication Agent, and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and JP Morgan Securities as Joint Lead Arrangers and Joint Lead Bookrunners. (9) (Exhibit 10.1)

10.2	Loan Agreement, dated as of March 31, 2004, by and among The Hillman Companies, Inc., Hillman Investment Company, The Hillman Group, Inc., and Allied Capital Corporation. (9) (Exhibit 10.2)

10.3	Subordination and Intercreditor Agreement, dated March 31, 2004, by and among The Hillman Group, Inc., The Hillman Companies, Inc. and certain of its subsidiaries, Allied Capital Corporation and Merrill lynch Capital, as Administrative Agent. (9) (Exhibit 10.3)

10.4	The Hillman Companies, Inc. 2004 Stock Option Plan, adopted on March 31, 2004. (9) (Exhibit 10.4)

10.5	The Hillman Companies, Inc. Amended and Restated 2004 Stock Option Plan, adopted December, 2004. (12) (Exhibit 10.5)

10.6	The Hillman Companies, Inc. Employee Securities Purchase Plan, adopted on March 31, 2004. (9) (Exhibit 10.5)

10.7	Hillman Investment Company Employee Securities Purchase Plan, adopted on March 31, 2004. (9) (Exhibit 10.6)

10.8	HCI Securities Purchase Agreement, dated March 31, 2004, by and among Code Hennessy & Simmons IV LP, HCI Acquisition Corp., Ontario Teachers’ Pension Plan Board, HarbourVest Partners VI – Direct Fund, L.P. and each of the persons listed on Schedule A thereto. (9) (Exhibit 10.7)

10.9	Joinder to Securities Purchase Agreement, dated March 31, 2004, by each of Hillman Investment Company, The Hillman Group, Inc., SunSource Technology Services LLC, The Hillman Group Canada Ltd., SunSub C Inc., SunSub Holdings LLC and SunSource Integrated Services de Mexico, SA. (9) (Exhibit 10.8)

10.10	Hillman Investment Company Securities Purchase Agreement, dated March 31, 2004, by and among Code Hennessy & Simmons IV LP, Hillman Investment Company, Ontario Teachers’ Pension Plan Board, HarbourVest Partners VI – Direct Fund, L.P. and each of the persons listed on Schedule A thereto. (9) (Exhibit 10.9)

10.11	Management Agreement, dated March 31, 2004, by and between CHS Management IV LP and The Hillman Group, Inc. (9) (Exhibit 10.10)

10.12	Employment Agreement by and between The Hillman Group, Inc. and Max W. Hillman dated March 31, 2004. (9) (Exhibit 10.11)

10.13	Executive Securities Agreement between Max W. Hillman and HCI Acquisition Corp. dated March 31, 2004. (9) (Exhibit 10.12)

10.14	Executive Securities Purchase Agreement between HCI Acquisition Corp. and Richard P. Hillman dated March 31, 2004. (9) (Exhibit 10.14)

10.15	Employment Agreement by and between The Hillman Group, Inc. and James P. Waters dated March 31, 2004. (9) (Exhibit 10.15)

10.16	Executive Securities Agreement by and between HCI Acquisition Corp. and James P. Waters dated March 31, 2004. (9) (Exhibit 10.16)

10.17	Executive Securities Agreement by and between HCI Acquisition Corp. and George L. Heredia dated March 31, 2004. (12) (Exhibit 10.18)

10.18	Executive Securities Agreement by and between HCI Acquisition Corp. and Terry R. Rowe dated March 31, 2004. (12) (Exhibit 10.19)

10.19	SunSource Inc. Nonqualified Deferred Compensation Plan dated as of August 1, 2000. (3) (Exhibit 10.1)

10.20	The Hillman Companies, Inc. Nonqualified Deferred Compensation Plan (amended and restated). (11) (Exhibit 10.1)

10.21	First Amendment to The Hillman Companies, Inc. Nonqualified Deferred Compensation Plan. (11) (Exhibit 10.2)

10.22	Asset Purchase Agreement dated January 5, 2006 between The SteelWorks Corporation and The Hillman Group, Inc. (13) (Exhibit 10.1)

10.23	Supply Agreement dated January 5, 2006 between The SteelWorks Corporation and The Hillman Group, Inc. (13) (Exhibit 10.2)

10.24	Amended and Restated Credit Agreement, dated July 21, 2006, among The Hillman Companies, Inc., Hillman Investment Company, The Hillman Group, Inc., the lenders from time to time party hereto, Merrill Lynch Capital, JPMorgan Chase Bank, and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc. (14) (Exhibit 10.1)

10.25	Second Amendment to Loan Agreement, dated July 21, 2006, by and among The Hillman Companies, Inc., Hillman Investment Company, The Hillman Group, Inc., Allied Capital Corporation and Merrill Lynch Capital Corporation. (14) (Exhibit 10.2)

10.26	Amended and Restated Credit Agreement dated July 21, 2006, amended as of August 7, 2009, among The Hillman Companies, Inc., Hillman Investment Company, The Hillman Group, Inc., the lenders from time to time party hereto, GE Business Financial Services Inc., JPMorgan Chase Bank, GE Capital Markets, Inc. and J.P. Morgan Securities Inc. (17) (Exhibit 10.1)

10.27	Third Amendment to Loan Agreement dated May 6, 2009, among The Hillman Companies, Inc., Hillman Investment Company, The Hillman Group, Inc., AEA Mezzanine Fund II LP, AEA Mezzanine Fund II LLC, AEA Mezzanine (Unleveraged) Fund LP, Connecticut General Life Insurance Company, Life Insurance Company of North America, Dick & Betsy Devos Foundation, Vanderweide Family Foundation, Douglas & Maria Devos Foundation, The Jerry & Marcia Tubergen Foundation, and GE Business Financial Services Inc. (18) (Exhibit 10.28)

10.28	Fourth Amendment to Loan Agreement, dated August 7, 2009, among The Hillman Companies, Inc., Hillman Investment Company, The Hillman Group, Inc., AEA Mezzanine Fund II LP, AEA Mezzanine Fund II LLC, AEA Mezzanine (Unleveraged) Fund LP, Connecticut General Life Insurance Company, Life Insurance Company of North America, Dicky & Betsy Devos Foundation, Vanderweide Family Foundation and GE Business Financial Services Inc. (17) (Exhibit 10.2)

10.29	Amended and Restated Employment Agreement by and between The Hillman Group, Inc. and Max W. Hillman dated December 21, 2008. (18) (Exhibit 10.30)

10.30	Amended and Restated Employment Agreement by and between The Hillman Group, Inc. and James P. Waters dated December 21, 2008. (18) (Exhibit 12.1)

10.31	Credit Agreement, dated as of May 28, 2010, among OHCP HM Acquisition Corp. OHCP HM Merger Sub Corp., The Hillman Companies, Inc., Hillman Investment Company, The Hillman Group, Inc., the lenders from time to time party hereto, Barclays Bank PLC, as Administrative Agent, Issuing Lender and Swingline Lender, Barclays Capital and Morgan Stanley Senior Funding, Inc., as Joint Lead Arrangers and Syndication Agents, Barclays Capital, Morgan Stanley Senior Funding, Inc. and GE Capital Markets, Inc. as Joint Bookrunners and General Electric Capital Corporation, as Documentation Agent. (21) (Exhibit 10.1)

10.32	Borrower Assumption Agreement, dated as of June 1, 2010, among The Hillman Companies, Inc., The Hillman Group, Inc. and Barclays Bank plc, as Administrative and Collateral Agent. (21) (Exhibit 10.2)

10.33	Purchase Agreement (in relation to $150,000,000 aggregate principal amount of initial notes), dated as of May 18, 2010, by and among OHCP HM Merger Sub Corp. and the initial purchasers thereunder. (21) (Exhibit 10.3)

10.34	Joinder Agreement, dated May 28, 2010, among The Hillman Group, Inc. and the Guarantors party thereto. (21) (Exhibit 10.4)

10.35	Executive Letter Agreement, dated as of April 21, 2010, between The Hillman Group, Inc. and Max W. Hillman, Jr. (21) (Exhibit 10.5)

10.36	Executive Letter Agreement, dated as of April 21, 2010, between The Hillman Group, Inc. and James P. Waters. (21) (Exhibit 10.7)

10.37	Purchase Agreement (in relation to $50,000,000 aggregate principal amount of initial notes), dated as of March 11, 2011, by and among the Hillman Group, Inc., the guarantors listed on Schedule II thereto and the initial purchasers thereunder. (26) (Exhibit 10.42)

10.38	OHCP HM Acquisition Corp. 2010 Stock Option Plan, adopted as of May 28, 2010. (29) (Exhibit 10.1)

10.39	Form of Option Award Agreement – Max Hillman and Richard Hillman. (29) (Exhibit 10.2)

10.40	Form of Option Award Agreement – All Recipients. (29) (Exhibit 10.3)

10.41	Amendment No. 1 to Credit Agreement, dated as of December 22, 2010, among The Hillman Companies, Inc., The Hillman Group, Inc., OHCP HM Merger Sub Corp., certain subsidiaries of OHCP HM Merger Sub Corp. and Barlcays Bank PLC, as Administrative Agent. (27) (Exhibit 10.1)

10.42	Stock Purchase Agreement, dated as of December 29, 2010, by and among The Hillman Group, Inc., Thomas Rowe and Mary Jennifer Rowe. (29) (Exhibit 10.4)

10.43	Development Alliance Agreement, dated as of March 10, 2011, by and among Keyworks-KeyExpress, LLC, The Hillman Group, Inc and the persons identified as Members on the signature pages thereto. (29) (Exhibit 10.5)

10.44	Employment Agreement, dated as of October 11 , 2011 and effective as of October 5, 2011, by and between The Hillman Group, Inc. and Anthony A. Vasconcellos. (30) (Exhibit 10.37)

10.45	Amendment No. 2 to Credit Agreement, dated as of April 18, 2011, among OHCP HM Acquisition Corp., The Hillman Companies, Inc., The Hillman Group, Inc., the Lenders (as defined in the Credit Agreement), Barclays Bank PLC, as Administrative Agent and, for purposes of Section 6 and 7 thereof, certain subsidiaries of OHCP HM Acquisition Corp., as Guarantors. (27) (Exhibit 10.3)

10.46	Joinder Agreement, dated as of November 4, 2011, by and among Barclays Bank PLC, as a New Lender, The Hillman Companies, Inc., The Hillman Group, Inc., Barclays Bank PLC, as Administrative Agent and, solely for purposes of Sections 17(a) and 17(b) thereof, each other Credit Party party thereto, pursuant to the Credit Agreement, dated as of May 28, 2010 (as amended by Amendment No. 1 to Credit Agreement dated as of December 22, 2010 and Amendment No. 2 to Credit Agreement dated as of April 18, 2011), among OHCP HM Acquisition Corp, The Hillman Companies, Inc. and The Hillman Group, Inc., the banks and other lending institutions from time to time party thereto, and Barclays Bank PLC, as Administrative Agent, Issuing Lender and Swingline Lender. (31) (Exhibit 99.1)

10.47	Form of Employment Agreement, by and between The Hillman Group, Inc. and Robert J. Lackman. (32) (Exhibit 10.50)

10.48	Employment Agreement, by and between The Hillman Group, Inc. and George Heredia dated April 21, 2010. (32) (Exhibit 10.53)

10.49	Joinder Agreement, dated as of November 7, 2012, by and among Barclays Bank PLC, as a New Lender, The Hillman Companies, Inc., The Hillman Group, Inc., Barclays Bank PLC, as Administrative Agent and, solely for purposes of Sections 18(a) and 18(b) thereof, each other Credit Party party thereto, pursuant to the Credit Agreement, dated as of May 28, 2010 (as amended by Amendment No. 1 to Credit Agreement dated as of December 22, 2010, and Amendment No. 2 to Credit Agreement dated as of April 18, 2011, as modified by the Joinder Agreement, dated as of November 4, 2011, and as amended by Amendment No. 3 to Credit Agreement, dated as of January 25, 2012, and Amendment No. 4 to Credit Agreement, dated as of February 14, 2013), among OHCP HM Acquisition Corp, The Hillman Companies, Inc. and The Hillman Group, Inc., the banks and other lending institutions from time to time party thereto, and Barclays Bank PLC, as Administrative Agent, Issuing Lender and Swingline Lender. (33) (Exhibit 99.1)

10.50	Purchase Agreement (in relation to $65,000,000 aggregate principal amount of temporary notes and permanent notes), dated as of December 18, 2012, by and between The Hillman Group, Inc. and Barclays Capital Inc., as Initial Purchaser. (35) (Exhibit 10.1)

10.51*	Amendment No. 3 to Credit Agreement, dated as of January 25, 2012, among OHCP HM Acquisition Corp., The Hillman Companies, Inc., The Hillman Group, Inc., the Lenders (as defined in the Credit Agreement), Barclays Bank PLC, as Administrative Agent and, for purposes of Section 5 and 6 thereof, certain subsidiaries of OHCP HM Acquisition Corp., as Guarantors.

10.52	Amendment No. 4 to Credit Agreement, dated as of February 14, 2013, among OHCP HM Acquisition Corp., The Hillman Companies, Inc., The Hillman Group, Inc., the Lenders (as defined in the Credit Agreement), Barclays Bank PLC, as Administrative Agent and, for purposes of Section 5 and 6 thereof, certain subsidiaries of OHCP HM Acquisition Corp., as Guarantors. (36) (Exhibit 99.1)

12.1*	Computation of Ratio of Income to Fixed Charges.

16.1	Letter from Grant Thornton LLP dated September 17, 2010. (22) (Exhibit 16.1)

16.2	Letter from Grant Thornton LLP dated September 24, 2010. (23) (Exhibit 16.1)

21.1*	Subsidiaries. (As of December 31, 2012)

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 29, 2013, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the year ended December 31, 2012 (Successor), the year ended December 31, 2011 (Successor), the seven months ended December 31, 2010 (Successor) and the five months ended May 28, 2010 (Predecessor), (iii) Consolidated Statements of Cash Flows for the year ended December 31, 2012 (Successor), the year ended December 31, 2011 (Successor), the seven months ended December 31, 2010 (Successor) and the five months ended May 28, 2010 (Predecessor), (iv) Consolidated Statement of Stockholders’ Equity for the year ended December 31, 2012 (Successor), the year ended December 31, 2011 (Successor), the seven months ended December 31, 2010 (Successor) and the five months ended May 28, 2010 (Predecessor), and (v) Notes to Consolidated Financial Statements.

(1)	Filed as an exhibit to Registration Statement No. 333-44733 on Form S-2.
(2)	Filed as an exhibit to the Form 8-K filed February 17, 2004.
(3)	Filed as an exhibit to Annual Report on Form 10-K for the year ended December 31, 2000.
(4)	Filed on June 21, 2001 as an exhibit to the Current Report on Form 8-K filed on June 21, 2001.
(5)	Filed as an exhibit to the Current Report on Form 8-K filed on October 15, 2001.
(6)	Filed as an exhibit to Quarterly Report on Form 10-Q for the Quarter ended June 30, 2002.
(7)	Filed as an exhibit to the Current Report on Form 8-K filed on October 4, 2002.
(8)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2003.
(9)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the Quarter ended March 31, 2004.
(10)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the Quarter ended June 30, 2004.
(11)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the Quarter ended September 30, 2004.
(12)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2004.
(13)	Filed as an exhibit to the Current Report on Form 8-K filed on January 11, 2006.
(14)	Filed as an exhibit to the Current Report on Form 8-K filed on August 1, 2006.
(15)	Filed as an exhibit to the Current Report on Form 8-K filed on November 1, 2007.
(16)	Filed as an exhibit to the Current Report on Form 8-K filed on December 28, 2007.
(17)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009.
(18)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2009.
(19)	Filed as an exhibit to the Current Report on Form 8-K filed on April 23, 2010.
(20)	Filed as an exhibit to the Current Report on Form 8 K filed on June 4, 2010.

(21)	Filed as an exhibit to the Quarterly Report on Form 10 Q for the Quarter ended June 30, 2010.
(22)	Filed as an exhibit to the Current Report on Form 8-K filed on September 17, 2010.
(23)	Filed as an exhibit to the Current Report on Form 8-K filed on September 24, 2010.
(24)	Filed as an exhibit to Registration No. 333-170168 on Form S-4.
(25)	Filed as an exhibit to the Quarterly Report on Form 10 Q for the Quarter ended September 30, 2010.
(26)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2010.
(27)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the Quarter ended March 31, 2011.
(28)	Filed as an exhibit to Registration No. 333-175527 on Form S-4.
(29)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011.
(30)	Filed as an exhibit to Amendment No. 1 to Registration No. 333- 175527 on Form S-4.
(31)	Filed as an exhibit to the Current Report on Form 8-K filed on November 7, 2011.
(32)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2011.
(33)	Filed as an exhibit to the Current Report on Form 8-K filed on November 9, 2012.
(34)	Filed as an exhibit to the Current Report on Form 8-K filed on December 19, 2012.
(35)	Filed as an exhibit to the Current Report on Form 8-K filed on December 24, 2012.
(36)	Filed as an exhibit to the Current Report on Form 8-K filed on February 21, 2013.
*	Filed herewith.
**	This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HILLMAN COMPANIES, INC.

Date: March 29, 2013	By:	/s/ Anthony A. Vasconcellos
Anthony A. Vasconcellos
	Title:	Chief Financial Officer and Duly Authorized Officer of the Registrant (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Capacity	Date

/s/ Max W. Hillman	Principal Executive Officer and Director	March 29, 2013
Max W. Hillman

/s/ Tyler Wolfram	Chairman and Director	March 29, 2013
Tyler Wolfram

/s/ Harold J. Wilder	Principal Accounting Officer	March 29, 2013
Harold J. Wilder

/s/ Maurice P. Andrien, Jr.	Director	March 29, 2013
Maurice P. Andrien, Jr.

/s/ Robert L. Caulk	Director	March 29, 2013
Robert L. Caulk

/s/ David Jones	Director	March 29, 2013
David Jones

/s/ Alan Lacy	Director	March 29, 2013
Alan Lacy

/s/ Kevin Mailender	Director	March 29, 2013
Kevin Mailender