Form 10-Q
period 2013-03-31
HILLMAN COMPANIES INC
filed 2013-05-15
CIK 1029831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

On May 15, 2013, 5,000 shares of the Registrant’s common stock were issued and outstanding and 4,217,724 Trust Preferred Securities were issued and outstanding by the Hillman Group Capital Trust. The Trust Preferred Securities trade on the NYSE Amex under symbol HLM.Pr.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(dollars in thousands)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$22,639	$65,548
Restricted investments	846	846
Accounts receivable	92,779	62,344
Inventories	170,848	113,838
Deferred income taxes	10,115	10,464
Other current assets	9,706	8,506

Total current assets	306,933	261,546
Property and equipment	84,471	68,492
Goodwill	468,512	455,338
Other intangibles	380,159	366,644
Restricted investments	3,109	3,399
Deferred financing fees	12,095	12,858
Investment in trust common securities	3,261	3,261
Other assets	3,504	4,255

Total assets	$1,262,044	$1,175,793

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,114	$32,571
Current portion of senior term loans	3,968	3,200
Current portion of capitalized lease and other obligations	625	819
Interest payable on junior subordinated debentures	1,019	—
Accrued expenses:
Salaries and wages	4,123	9,351
Pricing allowances	3,332	4,057
Income and other taxes	1,945	2,492
Interest	10,033	2,868
Deferred compensation	846	846
Other accrued expenses	8,263	11,397

Total current liabilities	82,268	67,601
Long term senior term loans	380,958	307,727
Long term capitalized lease and other obligations	345	245
Long term senior notes	272,652	272,942
Junior subordinated debentures	115,086	115,132
Deferred compensation	3,109	3,399
Deferred income taxes	120,038	117,949
Other non-current liabilities	6,742	6,187

Total liabilities	981,198	891,182

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(dollars in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY (CONTINUED)	March 31, 2013	December 31, 2012
Common stock with put options: Common stock, $.01 par, 5,000 shares authorized, 210.4 issued and outstanding at March 31, 2013	14,485	14,116

Commitments and contingencies
Stockholders’ Equity:
Preferred Stock:
Preferred stock, $.01 par, 5,000 shares authorized, none issued and outstanding at March 31, 2013	—	—
Common Stock:
Common stock, $.01 par, 5,000 shares authorized, 4,789.6 issued and outstanding at March 31, 2013	—	—
Additional paid-in capital	295,206	294,675
Accumulated deficit	(29,636)	(25,051)
Accumulated other comprehensive income (loss)	791	871

Total stockholders’ equity	266,361	270,495

Total liabilities and stockholders’ equity	$1,262,044	$1,175,793

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(dollars in thousands)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Net sales	$143,919	$128,373
Cost of sales (exclusive of depreciation and amortization shown separately below)	73,646	63,589
Selling, general and administrative expenses	48,369	44,920
Acquisition and integration expenses	2,029	152
Depreciation	5,542	5,889
Amortization	5,446	5,471
Other (income) expense	1,103	(483)

Income from operations	7,784	8,835
Interest expense, net	11,953	10,102
Interest expense on junior subordinated debentures	3,152	3,152
Investment income on trust common securities	(94)	(95)

Loss before income taxes	(7,227)	(4,324)
Income tax benefit	(2,642)	(1,737)

Net loss	$(4,585)	$(2,587)

Net loss (from above)	$(4,585)	$(2,587)
Other comprehensive income:
Foreign currency translation adjustments	(80)	1,237

Total other comprehensive income (loss)	(80)	1,237

Comprehensive income (loss)	$(4,665)	$(1,350)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(dollars in thousands)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Cash flows from operating activities:
Net loss	$(4,585)	$(2,587)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	10,988	11,360
Dispositions of property and equipment	9	—
Deferred income tax benefit	(3,033)	(1,815)
Deferred financing and original issue discount amortization	583	498
Stock-based compensation expense	261	—
Other non-cash interest and change in value of interest rate swap	(207)	(163)
Changes in operating items:
Accounts receivable	(13,176)	(8,637)
Inventories	(1,959)	(2,330)
Other assets	2,207	(563)
Accounts payable	2,739	2,582
Interest payable on junior subordinated debentures	1,019	—
Other accrued liabilities	(2,263)	2,237
Other items, net	821	(294)

Net cash provided by (used for) operating activities	(6,596)	288

Cash flows from investing activities:
Paulin acquisition	(103,416)	—
Proceeds from sale of property and equipment	—	3
Capital expenditures	(6,651)	(5,447)

Net cash used for investing activities	(110,067)	(5,444)

Cash flows from financing activities:
Borrowings of senior term loans	76,800	—
Repayments of senior term loans	(800)	(800)
Discount on senior term loans	(2,152)	—
Borrowings of revolving credit loans	—	14,000
Payment of additional acquisition consideration	—	(12,387)
Principal payments under capitalized lease obligations	(94)	(7)

Net cash provided by financing activities	73,754	806

Net decrease in cash and cash equivalents	(42,909)	(4,350)
Cash and cash equivalents at beginning of period	65,548	12,027

Cash and cash equivalents at end of period	$22,639	$7,677

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(dollars in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2012	$—	$294,675	$(25,051)	$871	$270,495
Net loss	—	—	(4,585)	—	(4,585)
FMV adjustment to common stock with put options	—	531	—	—	531
Change in cumulative foreign currency translation adjustment	—	—	—	(80)	(80)

Balance at March 31, 2013	$—	$295,206	$(29,636)	$791	$266,361

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

The accompanying unaudited condensed consolidated financial statements present information in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. Management believes the financial statements include all normal recurring accrual adjustments necessary for a fair presentation. Operating results for the three month period ended March 31, 2013 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report filed on Form 10-K for the year ended December 31, 2012.

Nature of Operations:

The Company is organized as five separate business segments, the largest of which is (1) The Hillman Group, Inc. (the “Hillman Group”) operating primarily in the United States. The other business segments consist of separate subsidiaries of the Hillman Group operating in (2) Canada under the names The Hillman Group Canada ULC and H. Paulin & Co., (3) Mexico under the name SunSource Integrated Services de Mexico SA de CV, (4) Florida under the name All Points Industries, Inc. and (5) Australia under the name The Hillman Group Australia Pty. Ltd. The Hillman Group provides merchandising services and products such as fasteners and related hardware items; threaded rod and metal shapes; keys, key duplication systems and accessories; builder’s hardware; and identification items, such as tags and letters, numbers and signs, to retail outlets, primarily hardware stores, home centers and mass merchants, pet supply stores, grocery stores and drug stores. Our Canada segment also produces fasteners, stampings, fittings and processes threaded parts for automotive suppliers, industrial Original Equipment Manufacturers (“OEM”) and industrial distributors. Through its field sales and service organization, Hillman complements its extensive product selection with value-added services for the retailer.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

2.	Summary of Significant Accounting Policies:

The significant accounting policies should be read in conjunction with the significant accounting policies included in the Form 10-K for the year ended December 31, 2012. Policies included herein were updated for activity in the interim period.

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

Accounts Receivable and Allowance for Doubtful Accounts:

The Company establishes the allowance for doubtful accounts using the specific identification method and also provides a reserve in the aggregate. The estimates for calculating the aggregate reserve are based on historical collection experience. Increases to the allowance for doubtful accounts result in a corresponding expense. The Company writes off individual accounts receivable when collection becomes improbable. The allowance for doubtful accounts was $697 at March 31, 2013 and $1,105 at December 31, 2012.

Shipping and Handling:

The costs incurred to ship product to customers, including freight and handling expenses, are included in selling, general and administrative (“SG&A”) expenses on the Company’s condensed consolidated statements of comprehensive income. The Company’s shipping and handling costs were $5,614 and $5,379 in the three month periods ended March 31, 2013 and 2012, respectively.

3.	Recent Accounting Pronouncements:

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income”. The update amended the ASC to require entities to provide information about amounts reclassified out of other comprehensive income by component. The Company is required to present, either on the face of the financial statements or in the notes, the amounts reclassified from other comprehensive income to the respective line items in the Condensed Consolidated Statements of Comprehensive Income. This amendment is effective for interim and annual periods beginning after December 15, 2012. The adoption of this amendment did not have an impact on the Company’s disclosure or the Company’s consolidated results of operations and financial condition.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

4.	Acquisitions:

On February 19, 2013, pursuant to the terms of the previously announced plan of arrangement dated December 17, 2012, the Company acquired all of the issued and outstanding Class A common shares of H. Paulin & Co., Limited (“Paulin”) and Paulin became an indirect wholly owned subsidiary of Hillman (the “Paulin Acquisition”). The aggregate purchase price of the Paulin Acquisition was $103,416 paid in cash.

Paulin is a leading Canadian distributor and manufacturer of fasteners, fluid system products, automotive parts and retail hardware components. Paulin’s distribution facilities are located across Canada in Vancouver, Edmonton, Winnipeg, Toronto, Montreal and Moncton, as well as in Flint, Michigan and Cleveland, Ohio. Paulin’s four manufacturing facilities are located in Ontario, Canada. Annual revenues of Paulin for 2012 were approximately $145,700.

The following table reconciles the estimated fair value of the acquired assets and assumed liabilities to the total purchase price of the Paulin Acquisition:

Accounts receivable	$17,259
Inventory	55,051
Other current assets	2,656
Property and equipment	14,937
Goodwill	12,974
Intangibles	18,814

Total assets acquired	121,691
Less:
Deferred income taxes	5,471
Liabilities assumed	12,804

Total purchase price	$103,416

The excess of the purchase price over the net assets has been preliminarily allocated to goodwill and intangible assets pending final valuation by an independent appraisal.

The following table indicates the pro-forma financial statements of the Company for the three months ended March 31, 2013 and 2012. The pro-forma financial statements give effect to the acquisition of Paulin as if it had occurred on January 1, 2012:

	(Unaudited) Three Months Ended March 31, 2013	(Unaudited) Three Months Ended March 31, 2012
Net Sales	$159,849	$164,046
Net Loss	(5,050)	(2,854)

The pro-forma results are based on assumptions that the Company believes are reasonable under the circumstances. The pro-forma results are not necessarily indicative of the operating results that would have occurred if the acquisition had been effective January 1, 2012, nor are they intended to be indicative of results that may occur in the future. The underlying pro-forma information includes the historical results of the Company, the Company’s financing arrangements, and certain purchase accounting adjustments.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

5.	Other Intangibles:

Intangible assets are amortized over their useful lives and are subject to impairment testing. The values assigned to intangible assets in connection with the Paulin Acquisition were determined by management pending independent appraisal. The Paulin intangible asset values may be adjusted by management for any changes upon completion of the independent appraisal. Other intangibles, net as of March 31, 2013 and December 31, 2012 consist of the following:

	Estimated Useful Life (Years)	March 31, 2013	December 31, 2012
Customer relationships	20	$342,460	$328,382
Trademarks - All Others	Indefinite	54,339	49,413
Trademarks - TagWorks	5	240	240
Patents	5-20	20,250	20,250
Quick Tag license	6	11,500	11,500
Laser Key license	5	1,250	1,250
KeyWorks license	10	4,100	4,100
Non-compete agreements	5-10	4,450	4,450
Lease agreement	0.5	240	240

Intangible assets, gross		438,829	419,825
Less: Accumulated amortization		58,670	53,181

Other intangibles, net		$380,159	$366,644

Intangible assets are amortized over their useful lives. The amortization expense for amortizable assets was $5,446 and $5,471 for the three month periods ended March 31, 2013 and 2012, respectively. The amortization expense for amortizable assets for the year ended December 31, 2013 is estimated to be $22,134. For the years ended December 31, 2014, 2015, 2016, 2017, and 2018, the amortization expense for amortizable assets is estimated to be $22,248, $21,587, $19,656, $18,802 and $18,802, respectively.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

6.	Commitments and Contingencies:

The Company self-insures its product liability, automotive, workers’ compensation and general liability losses up to $250 per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences in excess of $250 up to $40,000. The two risk areas involving the most significant accounting estimates are workers’ compensation and automotive liability. Actuarial valuations performed by the Company’s outside risk insurance expert were used by the Company’s management to form the basis for workers’ compensation and automotive liability loss reserves. The actuary contemplated the Company’s specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected from development of these claims, as well as for incurred but not yet reported claims. The Company believes the liability of approximately $2,487 recorded for such risk insurance reserves is adequate as of March 31, 2013.

As of March 31, 2013, the Company has provided certain vendors and insurers letters of credit aggregating $5,509 related to its product purchases and insurance coverage of product liability, workers’ compensation and general liability.

The Company self-insures its group health claims up to an annual stop loss limit of $200 per participant. Aggregate coverage is maintained for annual group health insurance claims in excess of 125% of expected claims. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves. Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claim data and certain actuarial assumptions. The Company believes the liability of approximately $2,102 recorded for such group health insurance reserves is adequate as of March 31, 2013.

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

Gregory Mann and Gabrielle Mann are employed by the All Points subsidiary of Hillman. All Points leases an industrial warehouse and office facility from companies under the control of the Manns. The Company has recorded rental expense for the lease of this facility on an arm’s length basis. The rental expense for the lease of this facility was $82 and $82 for the three month periods ended March 31, 2013 and 2012, respectively.

In connection with the Paulin Acquisition, the Company entered into three leases for five properties containing industrial warehouse, manufacturing plant, and office facilities on February 19, 2013. The owners of the properties under one lease are relatives of Richard Paulin, who is employed by The Hillman Group Canada ULC, and the owner of the properties under the other two leases is a company which is owned by Richard Paulin and certain of his relatives. The Company has recorded rental expense for the three leases on an arm’s length basis. The rental expense for the three leases was $69 for the three month period ended March 31, 2013.

8.	Income Taxes:

The Company’s policy is to estimate income taxes for interim periods based on estimated annual effective tax rates. These are derived, in part, from expected pre-tax income. Accordingly, the Company applied an estimated annual effective tax rate to the interim period pre-tax income (loss) in the three month periods ended March 31, 2013 and 2012 to calculate the income tax provision in accordance with the principal method prescribed by ASC 740-270, the accounting guidance established for computing income taxes in interim periods.

The effective income tax rates were 36.6% and 40.2% for the three month periods ended March 31, 2013 and 2012, respectively. The effective income tax rate differed from the federal statutory rate in the three month periods ended March 31, 2013 and 2012 due in part to a reduction of the valuation reserve related to a deferred tax asset that was utilized in the period. The remaining differences between the federal statutory rate and the effective tax rate in the three month periods ended March 31, 2013 and 2012 were primarily due to state and foreign income taxes.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

9.	Long-Term Debt:

Effective November 7, 2012, the Company entered into a Joinder Agreement to its credit agreement under the existing Senior Facilities (the “2012 Incremental Facility”). The 2012 Incremental Facility increased the aggregate term loan commitments available to Hillman Group under the Senior Facilities by $76,800. Subject to the conditions precedent to each funding date described in Section 17 of the 2012 Incremental Facility, the Company may make two drawings under the 2012 Incremental Facility on any business day after November 7, 2012 and prior to April 1, 2013. On February 19, 2013, the Company drew down on funds from the 2012 Incremental Facility in order to fund the permitted Paulin Acquisition. The aggregate principal amount of commitments under the Senior Facilities, after giving effect to the 2012 Incremental Facility, was $420,000.

Effective February 14, 2013, the Company completed an amendment to the credit agreement governing its Senior Facilities. The Senior Facilities amendment modified the term loan pricing to reduce the EuroDollar margin by 50 basis points to 3.00% and reduce the EuroDollar floor on EuroDollar loans by an additional 25 basis points to 1.25%. This amendment modified the term loan pricing to reduce the base rate margin by 50 basis points to 2.00% and reduce the floor on base rate loans by an additional 25 basis points to 2.25%. This amendment also extends the maturity date of the Senior Facilities by one year to May 28, 2017.

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

The Senior Facilities contain financial and operating covenants which require the Company to maintain certain financial ratios, including a secured leverage ratio. This debt agreement provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, cross-defaults, bankruptcy events, failure to pay judgments, attachment of its assets, change of control and the issuance of an order of dissolution. Certain of these events of default are subject to notice and cure periods or materiality thresholds. The occurrence of an event of default permits the lenders under the Senior Facilities to accelerate repayment of all amounts due. The Company was in compliance with all provisions and covenants of the amended Senior Facilities as of March 31, 2013.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

10.	Common and Preferred Stock:

The Hillman Companies has one class of common stock, with 5,000 shares authorized and issued as of March 31, 2013. All outstanding shares of Hillman Companies’ common stock are owned by Holdco.

Under the terms of the Stockholders Agreement for the Holdco common stock, management shareholders have the ability to put their shares back to Holdco under certain conditions, including death or disability. ASC 480-10-S99 requires shares to be classified outside of permanent equity if they can be redeemed and the redemption is not solely within the control of the issuer. Further, if it is determined that redemption of the shares is probable, the shares are marked to redemption value which equals fair value at each balance sheet date with the change in fair value recorded in additional paid-in capital. Accordingly, the 210.4 shares of common stock held by management are recorded outside permanent equity and have been adjusted to the fair value of $14,485 as of March 31, 2013.

The Hillman Companies has one class of preferred stock, with 5,000 shares authorized and none issued as of March 31, 2013.

11.	Stock-Based Compensation:

Effective May 28, 2010, Holdco established the OHCP HM Acquisition Corp. 2010 Stock Option Plan, as amended (the “Option Plan”), pursuant to which Holdco may grant options for up to an aggregate of 45,914 shares of its common stock. The Option Plan is administered by a committee of the Holdco board of directors. Such committee determines the terms of each option grant under the Option Plan, except that the exercise price of any granted option may not be lower than the fair market value of one share of common stock of Holdco as of the date of grant.

Under the Option Plan, the Company granted 32,284 options in 2010, 1,030 options in 2011, 7,375 options in 2012 and 5,225 options in the first quarter of 2013. The options were granted with an exercise price which was equal to the grant date fair value of the underlying securities.

Option holders are not required by the terms of the Option Agreement or the Stockholders Agreement to hold the shares for any period of time following exercise. Because the arrangement permits the holders to put the shares back without being exposed to the risks and rewards of the share for a reasonable period of time then liability classification is required. Consistent with past practice, the Company has elected to use the intrinsic value method to value the options.

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

At March 31, 2013, the fair value of the 2010 Swap was $(211) and was reported on the condensed consolidated balance sheet in other current liabilities with a reduction in interest expense recorded in the statement of comprehensive income for the favorable change in fair value since December 31, 2012. The fair value of the 2010 Swap was $(418) as of December 31, 2012 and was reported on the condensed consolidated balance sheet in other current liabilities.

Metal Swap Agreements - On April 20, 2012, the Company entered into a Commodity Metal Swap Agreement (the “2012 Metal Swap No. 1”) with an approximate eight-month term for 35 MT of copper at a notional amount of $294.7. The maturity date was December 31, 2012 and the 2012 Metal Swap No. 1 fixed the copper price at $8.42 per MT.

On May 30, 2012, the Company entered into a Commodity Metal Swap Agreement (the “2012 Metal Swap No. 2”) with an approximate seven-month term for 10 MT of copper at a notional amount of $77.9. The maturity date was December 31, 2012 and the 2012 Metal Swap No. 2 fixed the copper price at $7.79 per MT.

On May 30, 2012, the Company entered into a Commodity Metal Swap Agreement (the “2012 Metal Swap No. 3”) with an approximate ten-month term for 35 MT of copper at a notional amount of $272.5. The maturity date was March 31, 2013 and the 2012 Metal Swap No. 3 fixed the copper price at $7.785 per MT.

The Company uses metal commodity swap agreements to hedge anticipated purchases of key blanks which can fluctuate with changes in copper prices. The Company’s metal swap agreements did not qualify for hedge accounting treatment because they did not meet the provisions specified in ASC 815. Accordingly, the gain or loss on these derivatives was recognized in current earnings.

At March 31, 2013, 2012 Metal Swap No. 1 and 2012 Metal Swap No. 2 have expired and have no value. The fair value of the 2012 Metal Swap No. 3 was ($10) at March 31, 2013 and was reported on the condensed consolidated balance sheet in other current liabilities with an increase in cost of sales recorded in the statement of comprehensive income for the unfavorable change in fair value since December 31, 2012.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

12.	Derivatives and Hedging (continued):

Foreign Currency Forward Contract - On December 18, 2012, the Company entered into a Foreign Currency Forward Contract (the “2012 FX Contract”) with an approximate six-month term for a notional amount of C$105,000. The 2012 FX Contract maturity date was May 21, 2013 and fixed the Canadian to US dollar forward exchange rate at 0.9989. The purpose of the 2012 FX Contract was to manage the Company’s exposure to fluctuations in the exchange rate of the Canadian dollar investment used in the Paulin Acquisition.

The 2012 FX Contract was reported on the condensed consolidated balance sheet in other current liabilities prior to its execution in connection with the Paulin Acquisition. An increase in other expense of $1,138 was recorded in the statement of comprehensive income for the unfavorable change in fair value from December 31, 2012 until its execution on February 19, 2013.

The Company does not enter into derivative transactions for speculative purposes and, therefore, holds no derivative instruments for trading purposes.

13.	Fair Value Measurements:

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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

13.	Fair Value Measurements (continued):

The following tables set forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the periods ended March 31, 2013 and December 31, 2012, by level, within the fair value hierarchy:

	As of March 31, 2013
	Level 1	Level 2	Level 3	Total
Trading securities	$3,955	$—	$—	$3,955
Interest rate swap	—	(211)	—	(211)
Metal commodity swaps	—	(10)	—	(10)

	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
Trading securities	$4,245	$—	$—	$4,245
Interest rate swap	—	(418)	—	(418)
Foreign exchange forward contract	—	(1,475)		(1,475)
Metal commodity swaps	—	(11)		(11)

Trading securities are valued using quoted prices on an active exchange. Trading securities represent assets held in a Rabbi Trust to fund deferred compensation liabilities and are included as restricted investments on the accompanying condensed consolidated balance sheets.

For the three months ended March 31, 2013, the unrealized gains on these securities of $138 were recorded as other income. An offsetting entry for the same amount, increasing the deferred compensation liability and compensation expense within SG&A, was also recorded.

The Company utilizes interest rate swap contracts to manage its targeted mix of fixed and floating rate debt, and these swaps are valued using observable benchmark rates at commonly quoted intervals for the full term of the swaps. The 2010 Swap was included in other current liabilities as of March 31, 2013 and December 31, 2012 on the accompanying condensed consolidated balance sheet.

At December 31, 2012, the Company utilized a foreign exchange forward contract to manage its exposure to currency fluctuations in the Canadian dollar versus the U.S. dollar. This forward contract was valued using observable benchmark rates at commonly quoted intervals during the term of the forward contract. This forward contract was executed on February 19, 2013 in connection with the Paulin Acquisition. The foreign exchange forward contract was included in other current liabilities as of December 31, 2012 on the accompanying condensed consolidated balance sheet.

The Company utilizes metal commodity swap contracts to manage its exposure to price fluctuations in metal commodities used in its key products and these swaps are valued using observable benchmark rates at commonly quoted intervals for the full term of the swaps. The metal commodity swaps were included in other current liabilities as of March 31, 2013 and in both other current assets and liabilities as of December 31, 2012 on the accompanying condensed consolidated balance sheet.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

14.	Acquisition and Integration Expenses:

For the three months ended March 31, 2013, the Company incurred $2,029 of expenses in connection with the Paulin Acquisition.

For the three months ended March 31, 2012, the Company incurred $152 of expenses in connection with the Ook Acquisition.

15.	Segment Reporting:

The Company’s segment reporting structure uses the Company’s management reporting structure as the foundation for how the Company manages its business. The Company periodically evaluates its segment reporting structure in accordance with ASC 350-20-55 and has concluded that it has five reporting units as of March 31, 2013. During the first quarter of 2013, the operations of the Paulin Acquisition were combined into the operations of the Canada segment. The United States segment, excluding All Points, and the Canada segment are the only segments considered material by the Company’s management as of March 31, 2013. The segments are as follows:

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

Our Canada segment distributes fasteners and related hardware items, threaded rod, keys, key duplicating systems and accessories, and identification items, such as tags and letters, numbers and signs to hardware stores, home centers, mass merchants, and other retail outlets and industrial Original Equipment Manufacturers (“OEM”) in Canada. Our Canada segment also produces fasteners, stampings, fittings and processes threaded parts for automotive suppliers, industrial OEM’s and industrial distributors.

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

The table below presents revenues and income from operations for our reportable segments for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Revenues
United States excluding All Points	$118,845	$119,761
All Points	4,653	4,509
Canada	18,312	2,408
Mexico	1,967	1,557
Australia	142	138

Total revenues	$143,919	$128,373

Segment Income (Loss) from Operations
United States excluding All Points	$7,044	$8,715
All Points	371	92
Canada	166	(219)
Mexico	396	351
Australia	(193)	(104)

Total segment income from operations	$7,784	$8,835

Reconciliation (1)
Total segment income from operations	$7,784	$8,835

Total income from operations	$7,784	$8,835

(1)	This table reconciles segment income from operations to total income from operations

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

15.	Segment Reporting (continued):

Assets by segment as of March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013	December 31, 2012
Assets
United States excluding All Points	$920,456	$1,133,824
All Points	8,260	7,298
Canada	312,116	15,477
Mexico	19,569	17,816
Australia	1,643	1,378

Total Assets	$1,262,044	$1,175,793

16.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information:

The 10.875% Senior Notes, of which $265,000 aggregate principal amount were outstanding as of March 31, 2013, were issued by Hillman Group and are fully and unconditionally guaranteed on a joint and several basis by the Company and certain of Company’s wholly owned subsidiaries. The non-guarantor information presented represents our Australian, Canadian and Mexican subsidiaries.

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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

16.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Statements of Comprehensive Income (Unaudited)

For the three months ended March 31, 2013

(Amounts in thousands)

	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust - ments	Consolidated
Net sales	$—	$117,158	$6,340	$20,421	$—	$143,919
Cost of sales	—	56,315	4,499	12,832	—	73,646
Selling, general and administrative expenses	399	40,302	1,307	6,361	—	48,369
Acquisition and integration expense	—	1,640	14	375	—	2,029
Depreciation	—	5,348	15	179	—	5,542
Amortization	4,515	772	—	159	—	5,446
Intercompany administrative (income) expense	—	(87)	—	87	—	—
Other (income) expense, net	(138)	1,216	(34)	59	—	1,103

Income (loss) from operations	(4,776)	11,652	539	369	—	7,784
Intercompany interest (income) expense	(3,058)	3,062	—	(4)	—	—
Interest expense, net	(46)	11,156	—	843	—	11,953
Interest expense on junior subordinated debentures	3,152	—	—	—	—	3,152
Investment income on trust common securities	(94)	—	—	—	—	(94)

Income (loss) before equity in subsidiaries’ income	(4,730)	(2,566)	539	(470)	—	(7,227)
Equity in subsidiaries’ income (loss)	(2,797)	(231)	—	—	3,028	—

Income (loss) before income taxes	(7,527)	(2,797)	539	(470)	3,028	(7,227)
Income tax provision (benefit)	(2,942)	—	222	78	—	(2,642)

Net income (loss)	$(4,585)	$(2,797)	$317	$(548)	$3,028	$(4,585)

Other comprehensive income (loss):
Foreign currency translation adjustments	—	(710)	(21)	(415)	1,066	(80)

Total comprehensive income (loss)	$(4,585)	$(3,507)	$296	$(963)	$4,094	$(4,665)

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

16.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Statements of Comprehensive Income (Unaudited)

For the three months ended March 31, 2012

(Amounts in thousands)

	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust - ments	Consolidated
Net sales	$—	$119,761	$4,509	$4,103	$—	$128,373
Cost of sales	—	57,642	3,529	2,418	—	63,589
Selling, general and administrative expenses	194	42,070	866	1,790	—	44,920
Acquisition and integration expense	—	152	—	—	—	152
Depreciation	—	5,845	22	22	—	5,889
Amortization	4,515	856	—	100	—	5,471
Intercompany administrative (income) expense	—	(87)	—	86	1	—
Other (income) expense, net	(194)	53	—	(341)	(1)	(483)

Income (loss) from operations	(4,515)	13,230	92	28	—	8,835
Intercompany interest (income) expense	(3,058)	3,058	—	—	—	—
Interest expense, net	(106)	10,208	—	—	—	10,102
Interest expense on junior subordinated debentures	3,152	—	—	—	—	3,152
Investment income on trust common securities	(95)	—	—	—	—	(95)

Income (loss) before equity in subsidiaries’ income	(4,408)	(36)	92	28	—	(4,324)
Equity in subsidiaries’ income (loss)	(457)	42	—	—	415	—

Income (loss) before income taxes	(4,865)	6	92	28	415	(4,324)
Income tax provision (benefit)	(2,278)	463	38	40	—	(1,737)

Net income (loss)	$(2,587)	$(457)	$54	$(12)	$415	$(2,587)

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	1,237	—	1,237

Total comprehensive income (loss)	$(2,587)	$(457)	$54	$1,225	$415	$(1,350)

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

16.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Balance Sheet (Unaudited)

As of March 31, 2013

(Amounts in thousands)

	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust - ments	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$1	$2,995	$1,740	$17,903	$—	$22,639
Restricted investments	846	—	—	—	—	846
Accounts receivable	—	84,475	(400)	8,704	—	92,779
Inventories	—	108,982	8,035	54,156	(325)	170,848
Deferred income taxes	8,060	—	1,474	1,259	(678)	10,115
Other current assets	—	6,170	270	3,266	—	9,706

Total current assets	8,907	202,622	11,119	85,288	(1,003)	306,933
Intercompany notes receivable	105,446	108,225	—	(108,225)	(105,446)	—
Intercompany interest receivable	3,058	809	—	—	(3,867)	—
Investments in subsidiaries	(639,662)	28,123	507	275,440	335,592	—
Property and equipment	—	69,146	348	14,977	—	84,471
Goodwill	418,946	24,512	3,090	21,684	280	468,512
Other intangibles	307,317	45,274	250	27,318	—	380,159
Restricted investments	3,109	—	—	—	—	3,109
Deferred income taxes	32,895	—	(472)	739	(33,162)	—
Deferred financing fees	—	12,095	—	—	—	12,095
Investment in trust common securities	3,261	—	—	—	—	3,261
Other assets	—	2,882	25	597	—	3,504

Total assets	$243,277	$493,688	$14,867	$317,818	$192,394	$1,262,044

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$31,529	$1,145	$15,440	$—	$48,114
Current portion of senior term loans	—	3,968	—	—	—	3,968
Current portion of capitalized lease and other obligations	—	625	—	—	—	625
Interest payable on junior subordinated debentures	1,019	—	—	—	—	1,019
Intercompany interest payable	—	3,058	—	809	(3,867)	—
Accrued expenses:
Salaries and wages	—	3,841	74	208	—	4,123
Pricing allowances	—	2,773	3	556	—	3,332
Income and other taxes	(449)	2,388	86	(80)	—	1,945
Interest	—	10,033	—	—	—	10,033
Deferred compensation	846	—	—	—	—	846
Other accrued expenses	—	7,489	216	558	—	8,263

Total current liabilities	1,416	65,704	1,524	17,491	(3,867)	82,268

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

16.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Balance Sheet (Unaudited)

As of March 31, 2013

(Amounts in thousands)

	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust - ments	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY (CONTINUED)
Intercompany debt payable	—	105,446	—	—	(105,446)	—
Intercompany interest payable	—	—	—	—	—	—
Long term senior term loans	—	380,958	—	—	—	380,958
Bank revolving credit	—	—	—	—	—	—
Long term portion of capitalized leases	—	345	—	—	—	345
Long term senior notes	—	272,652	—	—	—	272,652
Junior subordinated debentures	115,086	—	—	—	—	115,086
Deferred compensation	3,109	—	—	—	—	3,109
Deferred income taxes, net	144,024	—	213	9,641	(33,840)	120,038
Other non-current liabilities	975	5,767	—	—	—	6,742

Total liabilities	264,610	830,872	1,737	27,132	(143,153)	981,198

Common stock with put options:
Common stock, $.01 par, 5,000 shares authorized, 210.4 issued and outstanding at March 31, 2013	14,485	—	—	—	—	14,485
Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock:
Preferred stock, $.01 par, 5,000 shares authorized, none issued and outstanding at March 31, 2013	—	—	—	—	—	—
Common Stock:
Common stock, $.01 par, 5,000 shares authorized, 4,789.6 issued and outstanding at March 31, 2013	—	—	50	—	(50)	—
Additional paid-in capital	118,693	(130,742)	11,711	293,717	1,827	295,206
Accumulated deficit	(154,511)	(205,732)	1,390	(3,006)	332,223	(29,636)
Accumulated other comprehensive income	—	(710)	(21)	(25)	1,547	791

Total stockholders’ equity	(35,818)	(337,184)	13,130	290,686	335,547	266,361

Total liabilities and stockholders’ equity	$243,277	$493,688	$14,867	$317,818	$192,394	$1,262,044

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

16.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Balance Sheet (Unaudited)

As of December 31, 2012

(Amounts in thousands)

	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust - ments	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$1	$62,917	$429	$2,201	$—	$65,548
Restricted investments	846	—	—	—	—	846
Accounts receivable	—	65,916	6,473	(10,045)	—	62,344
Inventories	—	105,028	4,678	4,404	(272)	113,838
Deferred income taxes	10,359	—	610	221	(726)	10,464
Other current assets	—	6,526	145	1,835	—	8,506

Total current assets	11,206	240,387	12,335	(1,384)	(998)	261,546
Intercompany notes receivable	105,446	—	—	—	(105,446)	—
Investments in subsidiaries	(637,376)	27,204	—	—	610,172	—
Property and equipment	—	67,902	191	399	—	68,492
Goodwill	418,946	24,512	58	11,542	280	455,338
Other intangibles	311,832	46,047	250	8,515	—	366,644
Restricted investments	3,399	—	—	—	—	3,399
Deferred income taxes	29,492	—	(411)	977	(30,058)	—
Deferred financing fees	—	12,858	—	—	—	12,858
Investment in trust common securities	3,261	—	—	—	—	3,261
Other assets	—	3,521	25	709	—	4,255

Total assets	$246,206	$422,431	$12,448	$20,758	$473,950	$1,175,793

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$31,873	$517	$181	$—	$32,571
Current portion of senior term loans	—	3,200	—	—	—	3,200
Current portion of capitalized lease and other obligations	—	819	—	—	—	819
Additional acquisition consideration	—	—	—	—	—	—
Accrued expenses:
Salaries and wages	—	8,930	217	204	—	9,351
Pricing allowances	—	3,457	3	597	—	4,057
Income and other taxes	(625)	2,447	25	645	—	2,492
Interest	—	2,868	—	—	—	2,868
Deferred compensation	846	—	—	—	—	846
Other accrued expenses	—	9,822	40	1,535	—	11,397

Total current liabilities	221	63,416	802	3,162	—	67,601

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

16.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Balance Sheet (Unaudited)

As of December 31, 2012

(Amounts in thousands)

	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust - ments	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY (CONTINUED)
Intercompany debt payable	—	105,446	—	—	(105,446)	—
Long term senior term loans	—	307,727	—	—	—	307,727
Long term portion of capitalized lease and other obligations	—	245	—	—	—	245
Long term senior notes	—	272,942	—	—	—	272,942
Junior subordinated debentures	115,132	—	—	—	—	115,132
Deferred compensation	3,399	—	—	—	—	3,399
Deferred income taxes, net	146,042	—	219	2,472	(30,784)	117,949
Other non-current liabilities	714	5,473	—	—	—	6,187

Total liabilities	265,508	755,249	1,021	5,634	(136,230)	891,182

Common stock with put options:
Common stock, $.01 par, 5,000 shares authorized, 198.4 issued and outstanding at December 31, 2012	14,116	—	—	—	—	14,116
Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock:
Preferred stock, $.01 par, 5,000 shares authorized, none issued and outstanding at December 31, 2012	—	—	—	—	—	—
Common Stock:
Common stock, $.01 par, 5,000 shares authorized, 4,801.6 issued and outstanding at December 31, 2012	—	—	50	—	(50)	—
Additional paid-in capital	117,261	(131,642)	10,304	17,192	281,560	294,675
Accumulated deficit	(150,679)	(201,176)	1,073	(2,458)	328,189	(25,051)
Accumulated other comprehensive loss	—	—	—	390	481	871

Total stockholders’ equity	(33,418)	(332,818)	11,427	15,124	610,180	270,495

Total liabilities and stockholders’ equity	$246,206	$422,431	$12,448	$20,758	$473,950	$1,175,793

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

16.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Statement of Cash Flows (Unaudited)

For the three months ended March 31, 2013

(Amounts in thousands)

	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust- ments	Consolidated
Cash flows from operating activities:
Net income (loss)	$(1,788)	$(2,513)	$317	$(548)	$(53)	$(4,585)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	4,515	6,120	15	338	—	10,988
Dispositions of property and equipment	—	9	—	—	—	9
Deferred income tax provision (benefit)	(3,122)	—	(809)	898	—	(3,033)
Deferred financing and original issue discount amortization	(46)	629	—	—	—	583
Stock-based compensation expense	261	—	—	—	—	261
Other non-cash interest and change in value of interest rate swap	—	(207)	—	—	—	(207)
Changes in operating items:
Accounts receivable	—	(7,269)	(2,842)	(3,065)	—	(13,176)
Inventories	—	(3,954)	(3,357)	5,299	53	(1,959)
Other assets	—	(10,295)	9,590	2,912	—	2,207
Accounts payable	—	(344)	628	2,455	—	2,739
Interest payable on junior subordinated debentures	1,019	—	—	—	—	1,019
Other accrued liabilities	176	2,264	94	(930)	(3,867)	(2,263)
Other items, net	(1,015)	(8,110)	(2,316)	8,395	3,867	821

Net cash provided by (used for) operating activities	—	(23,670)	1,320	15,754	—	(6,596)

Cash flows from investing activities:
Paulin acquisition	—	(103,416)	—	—	—	(103,416)
Capital expenditures	—	(6,590)	(9)	(52)	—	(6,651)

Net cash used for investing activities	—	(110,006)	(9)	(52)	—	(110,067)

Cash flows from financing activities:
Borrowings of senior term loans	—	76,800	—	—	—	76,800
Repayments of senior term loans	—	(800)	—	—	—	(800)
Discount on senior term loans	—	(2,152)	—	—	—	(2,152)
Principal payments under capitalized lease obligations	—	(94)	—	—	—	(94)

Net cash used for financing activities	—	73,754	—	—	—	73,754

Net (decrease) increase in cash and cash equivalents	—	(59,922)	1,311	15,702	—	(42,909)
Cash and cash equivalents at beginning of period	1	62,917	429	2,201	—	65,548

Cash and cash equivalents at end of period	$1	$2,995	$1,740	$17,903	—	$22,639

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

16.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Statement of Cash Flows (Unaudited)

For the three months ended March 31, 2012

(Amounts in thousands)

	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust- Ments	Consolidated
Cash flows from operating activities:
Net income (loss)	$(2,130)	$(486)	$54	$(12)	$(13)	$(2,587)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	4,515	6,701	22	122	—	11,360
Dispositions of property and equipment	—	—	—	—	—	—
Deferred income tax provision (benefit)	(2,435)	446	37	137	—	(1,815)
Deferred financing and original issue discount amortization	(107)	605	—	—	—	498
Other non-cash interest and change in value of interest rate swap	—	(163)	—	—	—	(163)
Changes in operating items:
Accounts receivable	—	(7,745)	(241)	(651)	—	(8,637)
Inventories	—	(2,811)	679	(211)	13	(2,330)
Other assets	—	9	(400)	(172)	—	(563)
Accounts payable	—	2,684	(5)	(97)	—	2,582
Other accrued liabilities	153	5,019	(29)	152	(3,058)	2,237
Other items, net	4	(3,229)	—	(127)	3,058	(294)

Net cash provided by (used for) operating activities	—	1,030	117	(859)	—	288

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	—	3	—	—	3
Capital expenditures	—	(5,371)	(6)	(70)	—	(5,447)

Net cash used for investing activities	—	(5,371)	(3)	(70)	—	(5,444)

Cash flows from financing activities:
Repayments of senior term loans	—	(800)	—	—	—	(800)
Borrowings of revolving credit loans	—	14,000	—	—	—	14,000
Payments of additional acquisition consideration	—	(12,387)	—	—	—	(12,387)
Principal payments under capitalized lease obligations	—	(7)	—	—	—	(7)
Borrowings of senior notes	—	—	—	—	—	—
Premium on senior notes	—	—	—	—	—	—
Financing fees, net	—	—	—	—	—	—

Net cash provided by financing activities	—	806	—	—	—	806

Net (decrease) increase in cash and cash equivalents	—	(3,535)	114	(929)	—	(4,350)
Cash and cash equivalents at beginning of period	1	8,852	547	2,627	—	12,027

Cash and cash equivalents at end of period	$1	$5,317	$661	$1,698	—	$7,677

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following discussion provides information which the Company’s management believes is relevant to an assessment and understanding of the Company’s operations and financial condition. This discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes in addition to the consolidated statements and notes thereto included in the Company’s annual report filed on Form 10-K for the year ended December 31, 2012.

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

These forward-looking statements are not historical facts, but rather are based on management’s current expectations, assumptions and projections about future events. Although management believes that the expectations, assumptions and projections on which these forward-looking statements are based are reasonable, they nonetheless could prove to be inaccurate, and as a result, the forward-looking statements based on those expectations, assumptions and projections also could be inaccurate. Forward-looking statements are not guarantees of future performance. Instead, forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause the Company’s strategy, planning, actual results, levels of activity, performance, or achievements to be materially different from any strategy, planning, future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Actual results could differ materially from those currently anticipated as a result of a number of factors, including the risks and uncertainties discussed under the caption “Risk Factors” set forth in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements.

All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements included in this report and the risks and uncertainties discussed under the caption “Risk Factors” set forth in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012; they should not be regarded as a representation by the Company or any other individual. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur or be materially different from those discussed.

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

Financing Arrangements

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

Effective November 7, 2012, the Company entered into a Joinder Agreement (the “2012 Incremental Facility”) to its $320.0 million senior secured first lien credit facility (the “Senior Facilities”), consisting of a $290.0 million term loan and a $30.0 million revolving credit facility (“Revolver”). The 2012 Incremental Facility increased the aggregate term loan commitments available to Hillman Group under the Senior Facilities by $76.8 million. Subject to the conditions precedent to each funding date described in Section 17 of the 2012 Incremental Facility, the Company was permitted to make two drawings under the 2012 Incremental Facility on any business day after November 7, 2012 and prior to April 1, 2013. The Company drew down on funds from the 2012 Incremental Facility in order to fund the permitted Paulin Acquisition on February 19, 2013. The aggregate principal amount of commitments under the Senior Facilities, after giving effect to the 2012 Incremental Facility, was $420.0 million.

Effective February 14, 2013, the Company completed an amendment to the credit agreement governing its Senior Facilities. The Senior Facilities amendment modified the term loan pricing to reduce the EuroDollar margin by 50 basis points to 3.00% and reduce the EuroDollar floor on EuroDollar loans by an additional 25 basis points to 1.25%. This amendment modified the term loan pricing to reduce the base rate margin by 50 basis points to 2.00% and reduce the floor on base rate loans by an additional 25 basis points to 2.25%. This amendment also extends the maturity date of the Senior Facilities by one year to May 28, 2017.

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

Acquisitions

On February 19, 2013, pursuant to the terms of the previously announced plan of arrangement dated December 17, 2012, the Company acquired all of the issued and outstanding Class A common shares of H. Paulin & Co., Limited (“Paulin”) and Paulin became an indirect wholly owned subsidiary of Hillman (the “Paulin Acquisition”). The aggregate purchase price of the Paulin Acquisition was $103.4 million paid in cash.

Paulin is a leading Canadian distributor and manufacturer of fasteners, fluid system products, automotive parts and retail hardware components. Paulin’s distribution facilities are located across Canada in Vancouver, Edmonton, Winnipeg, Toronto, Montreal and Moncton, as well as in Flint, Michigan and Cleveland, Ohio. Paulin’s four manufacturing facilities are located in Ontario, Canada. Annual revenues of Paulin for 2012 were approximately $145.7 million.

Results of Operations

The following analysis of results of operations includes a brief discussion of the factors that affected the Company’s operating results and a comparative analysis of the periods for the three months ended March 31, 2013 and 2012.

	Three Months		Three Months
	Ended		Ended
	March 31,		March 31,
	2013	% of	2012	% of
(dollars in thousands)	Amount	Total	Amount	Total
Net sales	$143,919	100.0%	$128,373	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	73,646	51.2%	63,589	49.5%
Selling	23,260	16.2%	23,020	17.9%
Warehouse & delivery	16,361	11.4%	13,916	10.8%
General & administrative	8,748	6.1%	7,984	6.2%
Acquisition and integration expenses (a)	2,029	1.4%	152	0.1%
Depreciation	5,542	3.9%	5,889	4.6%
Amortization	5,446	3.8%	5,471	4.3%
Other (income) expense	1,103	0.8%	(483)	-0.4%

Income from operations	7,784	5.4%	8,835	6.9%
Interest expense, net	11,953	8.3%	10,102	7.9%
Interest expense on junior subordinated notes	3,152	2.2%	3,152	2.5%
Investment income on trust common securities	(94)	-0.1%	(95)	-0.1%

Loss before income taxes	(7,227)	-5.0%	(4,324)	-3.4%
Income tax provision (benefit)	(2,642)	-1.8%	(1,737)	-1.4%

Net loss	$(4,585)	-3.2%	$(2,587)	-2.0%

(a)	Represents charges for investment banking, legal and other professional fees incurred in connection with the Paulin Acquisition in 2013 and the Ook Acquisition in 2012.

Current Economic Conditions

The Company’s business is impacted by general economic conditions in the U.S. and international markets, particularly the U.S. retail markets including hardware stores, home centers, mass merchants, and other retailers. In recent quarters, operations have been negatively impacted by the general downturn in the U.S. economy, including higher unemployment figures, and the contraction of the retail market. Recently, there have been certain signs of improvement in economic activity, including a reduction in the unemployment figures. However, conditions are not expected to improve significantly in the near term. While recent economic growth reports are more positive, there still exists concern about downside risk to future growth and the high unemployment rate. These factors may have the effect of reducing consumer spending which could adversely affect our results of operations during the current year and beyond.

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

The Three Months Ended March 31, 2013 vs the Three Months Ended March 31, 2012

Revenues

Net sales for the first quarter of 2013 were $143.9 million, an increase of $15.5 million compared to net sales of $128.4 million for the first quarter of 2012. The increase in revenue was primarily attributable to the newly acquired Paulin business which contributed approximately $17.4 million in incremental net sales to the first quarter of 2013. A decline in retail activity and a reduced level of product penetration in early 2013 resulted in revenue decreases from the prior year in our franchise and independent hardware accounts, Regional accounts and Engraving accounts.

Expenses

Operating expenses were higher for the three months ended March 31, 2013 than the three months ended March 31, 2012. The primary reason for the increase in operating expenses was the the inclusion of the newly acquired Paulin business in the first quarter of 2013. The following changes in underlying trends impacted the change in operating expenses:

•

The Company’s cost of sales expense was $73.6 million, or 51.2% of net sales, in the first quarter of 2013, an increase of $10.0 million compared to $63.6 million, or 49.5% of net sales, in the first quarter of 2012. The cost of sales percentage in the 2013 period was higher than the comparable 2012 period as a result of the inclusion of the Paulin business which increased cost of sales by 1.9% expressed as a percent of sales.

•

Selling expense was $23.3 million, or 16.2% of net sales, in the first quarter of 2013, an increase of $0.3 million compared to $23.0 million, or 17.9% of net sales, in the first quarter of 2012. Selling expense of approximately $1.1 million was attributable to the new Paulin business in the first quarter of 2013. However, the reduction in base sales from the remaining Hillman businesses resulted in less selling expense of approximately $0.8 million compared to the 2012 period. This favorable variance was primarily from reductions in salesman commissions, marketing and customer display costs.

•

Warehouse and delivery expense was $16.4 million, or 11.4% of net sales, in the first quarter of 2013, an increase of $2.5 million compared to warehouse and delivery expense of $13.9 million, or 10.8% of net sales, in the first quarter of 2012. Warehouse and delivery expense of approximately $2.4 million was attributable to the new Paulin business in the first quarter of 2013. The costs in the remaining Hillman businesses were up slightly from the prior year period.

•

G&A expenses were $8.7 million in the first quarter of 2013, an increase of $0.7 million compared to $8.0 million in the first quarter of 2012. G&A expense of approximately $1.2 million was attributable to the new Paulin business in the first quarter of 2013. The costs in the remaining Hillman businesses were approximately $0.5 million less than the prior year period primarily because of the higher legal expense incurred in the 2012 period on the Hy-Ko Products patent infringement and antitrust cases.

•

Acquisition and integration costs were $2.0 million in the first quarter of 2013 primarily as a result of the Paulin Acquisition. The acquisition and integration costs were $0.2 million in the first quarter of 2012 as a result of the Ook Acquisition.

•

Amortization expense was $5.4 million in the first quarter of 2013 compared to $5.5 million in the first quarter of 2012. The slightly lower amount of amortization expense for the 2013 period was due to the decrease in amortization expense of certain intangible assets, subject to amortization, acquired as a result of the Ook Acquisition.

•

Interest expense, net, was $12.0 million in the first quarter of 2013 compared to $10.1 million in the first quarter of 2012. The increase in interest expense was primarily the result of the Company’s higher borrowing levels in both the $265.0 million aggregate principal amount of the senior notes due 2018 issued by the Company (the “10.875% Senior Notes”) and the Senior Facilities during the first quarter of 2013 compared to the same period of 2012.

Income Taxes

In the three month period ended March 31, 2013, the Company recorded an income tax benefit of $2.6 million on a pre-tax loss of $7.2 million. The effective income tax rate was 36.6% for the three month period ended March 31, 2013.

In the three month period ended March 31, 2012, the Company recorded an income tax benefit of $1.7 million on a pre-tax loss of $4.3 million. The effective income tax rate was 40.2% for the three month period ended March 31, 2012.

The effective income tax rate differed from the federal statutory rate in the three month periods ended March 31, 2013 and 2012 due in part to a reduction of the valuation reserve related to a deferred tax asset that was utilized in the period. The remaining differences between the effective income tax rate and the federal statutory rate in the three month periods ended March 31, 2013 and 2012 were primarily due to state and foreign income taxes.

Liquidity and Capital Resources

Cash Flows

The statements of cash flows reflect the changes in cash and cash equivalents for the three months ended March 31, 2013 and the three months ended March 31, 2012 by classifying transactions into three major categories: operating, investing and financing activities.

Operating Activities

Net cash used for operating activities for the three months ended March 31, 2013 of $6.6 million was the result of the net loss adjusted for non-cash items of $4.0 million for depreciation, amortization, deferred taxes, deferred financing, stock-based compensation and non-cash interest which was offset by cash related adjustments of $10.6 million for routine operating activities represented by changes in accounts receivable, inventories, accounts payable, accrued liabilities and other assets. In the first three months of 2013, routine operating activities used cash through an increase in accounts receivable of $13.2 million, an increase in inventories of $1.9 million and a decrease in other accrued liabilities of $2.2 million. This was partially offset by a decrease in other assets of $2.2 million, an increase in accounts payable of $2.7 million, an increase of $1.0 million in interest payable on the junior subordinated debentures and other items of $0.8 million. In the first three months of 2013, the increase in accounts receivable was instrumental in the use of cash flow from operating activities for the period.

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

Investing Activities

Net cash used for investing activities was $110.1 million for the three months ended March 31, 2013. The Company used $103.4 million for the Paulin Acquisition. Capital expenditures for the three months totaled $6.7 million, consisting of $4.5 million for key duplicating machines, $0.4 million for engraving machines, $1.2 million for computer software and equipment and $0.6 million for machinery and equipment.

Net cash used for investing activities was $5.4 million for the quarter ended March 31, 2012. Capital expenditures for the three months totaled $5.4 million, consisting of $2.9 million for key duplicating machines, $1.7 million for engraving machines, and $0.8 million for computer software and equipment.

Financing Activities

Net cash provided by financing activities was $73.8 million for the three months ended March 31, 2013. The borrowings on senior term loans provided $74.6 million, net of the discount of $2.2 million, and were used together with a portion of the recent borrowings on the 10.875% Senior Notes to pay the purchase price of the Paulin Acquisition and for other corporate purposes. In addition, the Company used cash to pay $0.8 million in principal payments on the senior term loans under the Senior Facilities and $0.1 million in principal payments on capitalized lease obligations.

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

The Company’s working capital (current assets minus current liabilities) position of $224.7 million as of March 31, 2013 represents an increase of $30.8 million from the December 31, 2012 level of $193.9 million. The primary reason for the increase in working capital was from the inclusion of working capital provided in the Paulin Acquisition which was financed primarily from long-term debt.

Contractual Obligations

The Company’s contractual obligations in thousands of dollars as of March 31, 2013:

		Payments Due
Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Junior Subordinated Debentures (1)	$115,086	$—	$—	$—	$115,086
Interest on Jr Subordinated Debentures	177,355	12,231	24,463	24,463	116,198
Senior Term Loans	388,375	3,968	7,936	376,471	—
Bank Revolving Credit Facility	—	—	—	—	—
10.875% Senior Notes	265,000	—	—	—	265,000
KeyWorks License Agreement	3,139	446	845	785	1,063
Interest Payments (2)	217,147	45,317	90,172	76,439	5,219
Operating Leases	61,960	10,309	13,531	10,497	27,623
Deferred Compensation Obligations	3,955	846	1,692	1,417	—
Capital Lease Obligations	1,007	642	295	70	—
Purchase Obligations	88	88	—	—	—
Other Obligations	2,487	1,588	719	180	—
Uncertain Tax Position Liabilities	3,586	1,539	—	—	2,047

Total Contractual Cash Obligations (3)	$1,239,185	$76,974	$139,653	$490,322	$532,236

(1)	The junior subordinated debentures liquidation value is approximately $108,704.
(2)	Interest payments for borrowings under the Senior Facilities and with regard to the 10.875% Senior Notes. Interest payments on the variable rate senior term loans were calculated using the actual interest rate of 4.25% as of March 31, 2013, excluding possible impact of 2010 Swap. Interest payments on the 10.875% Senior Notes were calculated at their fixed rate.
(3)	All of the contractual obligations noted above are reflected on the Company’s condensed consolidated balance sheet as of March 31, 2013 except for the interest payments, purchase obligations and operating leases.

The Company has a purchase agreement with its supplier of key blanks which requires minimum purchases of 100 million key blanks per year. To the extent minimum purchases of key blanks are below 100 million, the Company must pay the supplier $0.0035 per key multiplied by the shortfall. Since the inception of the contract in 1998, the Company has purchased more than the requisite 100 million key blanks per year from the supplier. In 2009, the Company extended this contract for an additional four years. The Company anticipates an additional extension to the agreement will be entered into with this supplier in the second quarter of 2013.

As of March 31, 2013, the Company had no material purchase commitments for capital expenditures.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Borrowings

As of March 31, 2013, the Company had $24.5 million available under the Senior Facilities. The Company had approximately $389.3 million of outstanding debt under its Senior Facilities at March 31, 2013, consisting of $388.4 million in a term loan and $0.9 million in capitalized lease obligations. The term loan consisted of a $388.4 million Term B-2 Loan at an interest rate of 4.25%. The capitalized lease obligations were at various interest rates.

At March 31, 2013 and December 31, 2012, the Company’s borrowings were as follows:

	March 31, 2013			December 31, 2012
(dollars in thousands)	Facility Amount	Outstanding Amount	Interest Rate	Facility Amount	Outstanding Amount	Interest Rate
Term B-2 Loan		$388,375	4.25%		$312,375	5.00%
Revolving credit facility	$30,000	—	5.5-6.0%	$30,000	—	—
Capital leases & other obligations		970	various		1,064	various

Total secured credit		389,345			313,439
10.875% Senior notes		265,000	10.875%		265,000	10.875%

Total borrowings		$654,345			$578,439

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

Effective November 7, 2012, the Company entered into the 2012 Incremental Facility which increased the aggregate term loan commitments available to Hillman Group under the Senior Facilities by $76.8 million. The Company drew down on funds from the 2012 Incremental Facility in order to fund the permitted Paulin Acquisition on February 19, 2013. The aggregate principal amount of commitments under the Senior Facilities, after giving effect to the 2012 Incremental Facility, was $420.0 million.

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

The Senior Facilities require the maintenance of a secured leverage ratio described above which limits the ability of the Company to incur debt, make investments, make dividend payments to holders of the Trust Preferred Securities or undertake certain other business activities. Upon the occurrence of an event of default under the credit agreements, all amounts outstanding, together with accrued interest, could be declared immediately due and payable by our lenders. Below are the calculations of the financial covenant, as amended on April 18, 2011, with the Senior Facilities requirement for the twelve trailing months ended March 31, 2013:

(dollars in thousands)	Actual	Ratio Requirement

Secured Leverage Ratio
Senior term loan balance	$388,375
Revolver	—
Capital leases and other credit obligations	970

Total debt	$389,345

Adjusted EBITDA (1)	$116,302
Leverage ratio (must be below requirement)	3.35	4.75

(1)	Adjusted EBITDA for the twelve months ended March 31, 2013 is defined as income from operations ($38,731), plus depreciation ($21,503), amortization ($21,670), stock compensation expense ($975), restructuring costs ($3,810), acquisition and integration costs ($4,661), litigation related costs ($10,562), foreign exchange losses ($2,886), management fees ($155), pro-forma EBITDA from the acquisition of Paulin ($9,100) (before cost synergies) and other ($2,249).

Critical Accounting Policies and Estimates

Significant accounting policies and estimates are summarized in the notes to the condensed consolidated financial statements. Some accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate. Management believes these estimates and assumptions are reasonable based on the facts and circumstances as of March 31, 2013, however, actual results may differ from these estimates under different assumptions and circumstances.

Our critical accounting policies and estimates are discussed in the “Critical Accounting Policies and Estimates” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission. In addition, our most significant accounting policies are discussed in Note 2 and elsewhere in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012, which includes audited financial statements.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to the impact of interest rate changes as borrowings under the Senior Facilities bear interest at variable interest rates. It is the Company’s policy to enter into interest rate swap transactions only to the extent considered necessary to meet its objectives.

Based on the Company’s exposure to variable rate borrowings at March 31, 2013, a one percent (1%) change in the weighted average interest rate for a period of one year would change the annual interest expense by approximately $2.7 million.

The Company is exposed to foreign exchange rate changes of the Australian, Canadian and Mexican currencies as it impacts the $139.0 million tangible and intangible net asset value of its Australian, Canadian and Mexican subsidiaries as of March 31, 2013. The foreign subsidiaries net tangible assets were $90.0 million and the net intangible assets were $49.0 million as of March 31, 2013.

Item 4.

Controls and Procedures

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period ended March 31, 2013, in ensuring that material information relating to the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2013 and that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. – Legal Proceedings.

The information set forth under Note 6 to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. – Risk Factors.

There have been no material changes to the risks related to the Company from those disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3. – Defaults Upon Senior Securities.

Not Applicable

Item 4. – Mine Safety Disclosures.

Not Applicable

Item 5. – Other Information.

Not Applicable

Item 6. – Exhibits.

a)	Exhibits, including those incorporated by reference.

10.1	Amendment No. 4, dated as of February 14, 2013, to Credit Agreement, dated as of May 28, 2010 (as amended by Amendment No. 1 to Credit Agreement dated as of December 22, 2010 and Amendment No. 2 to Credit Agreement dated as of April 18, 2011, as modified by the Joinder Agreement dated as of November 4, 2011, as amended by Amendment No. 3 to Credit Agreement, dated as of January 25, 2012 and as modified by the Joinder Agreement, dated as of November 7, 2012), among OHCP HM Acquisition Corp., OHCP HM Merger Sub Corp., Hillman Investment Company, The Hillman Companies, Inc. and The Hillman Group, Inc., the banks and other lending institutions from time to time party thereto, and Barclays Bank PLC, as Administrative Agent, Issuing Lender and Swingline Lender (incorporated by reference to the Company’s Current Report on Form 8-K, filed February 21, 2013).

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act.

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act.

32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 **	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the Securities and Exchange Commission on May 15, 2013, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, (iv) Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2013 and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
**	This exhibit will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HILLMAN COMPANIES, INC.

/S/ ANTHONY A. VASCONCELLOS	/S/ HAROLD J. WILDER
Anthony A. Vasconcellos	Harold J. Wilder
Chief Financial Officer	Controller
(Chief Accounting Officer)

DATE: May 15, 2013