Form 10-Q
period 2013-06-30
HILLMAN COMPANIES INC
filed 2013-08-14
CIK 1029831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

On August 14, 2013, 5,000 shares of the Registrant’s common stock were issued and outstanding and 4,217,724 Trust Preferred Securities were issued and outstanding by the Hillman Group Capital Trust. The Trust Preferred Securities trade on the NYSE Amex under symbol HLM.Pr.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(dollars in thousands)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$20,915	$65,548
Restricted investments	2,889	846
Accounts receivable, net	104,301	62,344
Inventories	171,796	113,838
Deferred income taxes	10,499	10,464
Other current assets	10,303	8,506

Total current assets	320,703	261,546
Property and equipment, net	85,759	68,492
Goodwill	467,657	455,338
Other intangibles, net	373,589	366,644
Restricted investments	1,160	3,399
Deferred financing fees	11,329	12,858
Investment in trust common securities	3,261	3,261
Other assets	3,077	4,255

Total assets	$1,266,535	$1,175,793

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,180	$32,571
Current portion of senior term loans	3,968	3,200
Current portion of capitalized lease and other obligations	407	819
Interest payable on junior subordinated debentures	1,019	—
Accrued expenses:
Salaries and wages	8,921	9,351
Pricing allowances	5,632	4,057
Income and other taxes	2,241	2,492
Interest	2,763	2,868
Deferred compensation	2,889	846
Other accrued expenses	8,938	11,397

Total current liabilities	86,958	67,601
Long term senior term loans	380,180	307,727
Long term capitalized lease and other obligations	363	245
Long term senior notes	272,358	272,942
Junior subordinated debentures	115,040	115,132
Deferred compensation	1,160	3,399
Deferred income taxes	117,837	117,949
Other non-current liabilities	11,255	6,187

Total liabilities	985,151	891,182

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(dollars in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY (CONTINUED)	June 30, 2013	December 31, 2012
Common stock with put options: Common stock, $.01 par, 5,000 shares authorized, 210.5 issued and outstanding at June 30, 2013	19,983	14,116

Commitments and contingencies
Stockholders’ Equity:
Preferred Stock:
Preferred stock, $.01 par, 5,000 shares authorized, none issued or outstanding at June 30, 2013	—	—
Common Stock:
Common stock, $.01 par, 5,000 shares authorized, 4,789.5 issued and outstanding at June 30, 2013	—	—
Additional paid-in capital	289,716	294,675
Accumulated deficit	(24,973)	(25,051)
Accumulated other comprehensive (loss) income	(3,342)	871

Total stockholders’ equity	261,401	270,495

Total liabilities and stockholders’ equity	$1,266,535	$1,175,793

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(dollars in thousands)

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
Net sales	$192,711	$147,241
Cost of sales (exclusive of depreciation and amortization shown separately below)	100,338	72,950
Selling, general and administrative expenses	59,783	47,174
Acquisition and integration expenses	2,153	312
Depreciation	6,273	5,618
Amortization	5,559	5,429
Other expense	1,032	817

Income from operations	17,573	14,941
Interest expense, net	12,102	10,225
Interest expense on junior subordinated debentures	3,153	3,153
Investment income on trust common securities	(95)	(94)

Income before income taxes	2,413	1,657
Income tax provision (benefit)	(2,250)	601

Net income	$4,663	$1,056

Net income (from above)	$4,663	$1,056
Other comprehensive loss:
Foreign currency translation adjustments	(4,133)	(748)

Total other comprehensive loss	(4,133)	(748)

Comprehensive income	$530	$308

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(dollars in thousands)

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Net sales	$336,630	$275,614
Cost of sales (exclusive of depreciation and amortization shown separately below)	173,984	136,539
Selling, general and administrative expenses	108,152	92,094
Acquisition and integration expenses	4,182	464
Depreciation	11,815	11,507
Amortization	11,005	10,900
Other expense	2,135	334

Income from operations	25,357	23,776
Interest expense, net	24,055	20,327
Interest expense on junior subordinated debentures	6,305	6,305
Investment income on trust common securities	(189)	(189)

Loss before income taxes	(4,814)	(2,667)
Income tax benefit	(4,892)	(1,136)

Net income (loss)	$78	$(1,531)

Net income (loss) (from above)	$78	$(1,531)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(4,213)	489

Total other comprehensive (loss) income	(4,213)	489

Comprehensive loss	$(4,135)	$(1,042)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(dollars in thousands)

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Cash flows from operating activities:
Net income (loss)	$78	$(1,531)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	22,820	22,407
Dispositions of property and equipment	39	3
Deferred income tax benefit	(5,618)	(1,562)
Deferred financing and original issue discount amortization	1,223	1,042
Stock-based compensation expense	4,841	—
Other non-cash interest and change in value of interest rate swap	(418)	(372)
Changes in operating items:
Accounts receivable	(24,698)	(14,038)
Inventories	(2,907)	(12,547)
Other assets	2,037	(873)
Accounts payable	4,805	9,444
Interest payable on junior subordinated debentures	1,019	1,019
Other accrued liabilities	(1,253)	2,023
Other items, net	(940)	(1,480)

Net cash provided by operating activities	1,028	3,535

Cash flows from investing activities:
Paulin acquisition	(103,416)	—
Proceeds from sale of property and equipment	—	3
Capital expenditures	(14,604)	(10,496)

Net cash used for investing activities	(118,020)	(10,493)

Cash flows from financing activities:
Borrowings of senior term loans	76,800	—
Repayments of senior term loans	(1,792)	(1,600)
Discount on senior term loans	(2,152)	—
Borrowings of revolving credit loans	—	19,000
Payment of additional acquisition consideration	—	(12,387)
Principal payments under capitalized lease obligations	(41)	(17)
Repayments of other credit obligations	(456)	—

Net cash provided by financing activities	72,359	4,996

Net decrease in cash and cash equivalents	(44,633)	(1,962)
Cash and cash equivalents at beginning of period	65,548	12,027

Cash and cash equivalents at end of period	$20,915	$10,065

Supplemental schedule of noncash activities:
Fixed assets acquired under capital lease	$202	$33

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(dollars in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2012	$—	$294,675	$(25,051)	$871	$270,495
Net income	—	—	78	—	78
FMV adjustment to common stock with put options	—	(4,959)	—	—	(4,959)
Change in cumulative foreign currency translation adjustment	—	—	—	(4,213)	(4,213)

Balance at June 30, 2013	$—	$289,716	$(24,973)	$(3,342)	$261,401

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

The accompanying unaudited condensed consolidated financial statements present information in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. Management believes the financial statements include all normal recurring accrual adjustments necessary for a fair presentation. Operating results for the six month period ended June 30, 2013 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report filed on Form 10-K for the year ended December 31, 2012.

Nature of Operations:

The Company comprises five separate business segments, the largest of which is (1) The Hillman Group, Inc. (the “Hillman Group”) operating primarily in the United States. The other business segments consist of separate subsidiaries of the Hillman Group operating in (2) Canada under the names The Hillman Group Canada ULC and H. Paulin & Co., (3) Mexico under the name SunSource Integrated Services de Mexico SA de CV, (4) Florida under the name All Points Industries, Inc. and (5) Australia under the name The Hillman Group Australia Pty. Ltd. The Hillman Group provides merchandising services and products such as fasteners and related hardware items; threaded rod and metal shapes; keys, key duplication systems and accessories; builder’s hardware; and identification items, such as tags, and letters, numbers and signs, to retail outlets, primarily hardware stores, home centers and mass merchants, pet supply stores, grocery stores and drug stores. Our Canada segment also produces fasteners, stampings, fittings and processes threaded parts for automotive suppliers, industrial Original Equipment Manufacturers (“OEM”) and industrial distributors. Through its field sales and service organization, Hillman complements its extensive product selection with value-added services for the retailer.

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

Accounts Receivable and Allowance for Doubtful Accounts:

The Company establishes the allowance for doubtful accounts using the specific identification method and also provides a reserve in the aggregate. The estimates for calculating the aggregate reserve are based on historical collection experience. Increases to the allowance for doubtful accounts result in a corresponding expense. The Company writes off individual accounts receivable when collection becomes improbable. The allowance for doubtful accounts was $799 at June 30, 2013 and $1,105 at December 31, 2012.

Property and Equipment and Accumulated Depreciation:

Property and equipment, including assets acquired under capital leases, are carried at cost and include expenditures for new facilities and major renewals. Maintenance and repairs are charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from their respective accounts, and the resulting gain or loss is reflected in income from operations. The accumulated depreciation was $52,535 at June 30, 2013 and $44,089 at December 31, 2012.

Shipping and Handling:

The costs incurred to ship product to customers, including freight and handling expenses, are included in selling, general and administrative (“SG&A”) expenses on the Company’s condensed consolidated statements of comprehensive income. The Company’s shipping and handling costs were $7,142 and $6,119 in the three month periods ended June 30, 2013 and 2012, respectively. The Company’s shipping and handling costs were $12,756 and $11,498 in the six month periods ended June 30, 2013 and 2012, respectively.

3.	Recent Accounting Pronouncements:

In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-02, “Comprehensive Income”. The update amended the Accounting Standards Codification (“ASC”) to require entities to provide information about amounts reclassified out of other comprehensive income by component. The Company is required to present, either on the face of the financial statements or in the notes, the amounts reclassified from other comprehensive income to the respective line items in the Condensed Consolidated Statements of Comprehensive Income. This amendment was effective for interim and annual periods beginning after December 15, 2012. The adoption of this amendment did not have an impact on the Company’s disclosure or the Company’s consolidated results of operations or financial condition.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

4.	Acquisitions:

On February 19, 2013, pursuant to the terms of the previously announced plan of arrangement dated December 17, 2012, the Company acquired all of the issued and outstanding Class A common shares of H. Paulin & Co., Limited (the “Paulin Acquisition”). The aggregate purchase price of the Paulin Acquisition was $103,416 paid in cash. On March 31, 2013, H. Paulin & Co., Limited (“Paulin”) was amalgamated with The Hillman Group Canada ULC.

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

The following table reconciles the estimated fair value of the acquired assets and assumed liabilities to the total purchase price of the Paulin Acquisition:

Accounts receivable	$17,259
Inventory	55,051
Other current assets	2,656
Property and equipment	14,937
Goodwill	12,970
Intangibles	18,814

Total assets acquired	121,687
Less:
Deferred income taxes	5,832
Liabilities assumed	12,439

Total purchase price	$103,416

The excess of the purchase price over the net assets has been preliminarily allocated to goodwill and intangible assets pending final valuation by an independent appraisal. The Company is determining whether or not to make a Section 338(g) election which will impact the deductibility of goodwill for tax purposes.

The following table indicates the pro-forma financial statements of the Company for the three and six months ended June 30, 2013 and 2012. The pro-forma financial statements give effect to the acquisition of Paulin as if it had occurred on January 1, 2012:

	(Unaudited) Three Months Ended June 30, 2013	(Unaudited) Six Months Ended June 30, 2013	(Unaudited) Three Months Ended June 30, 2012	(Unaudited) Six Months Ended June 30, 2012
Net Sales	$192,711	$352,560	$189,916	$353,962
Net Income	4,663	(387)	2,951	97

The pro-forma results are based on assumptions that the Company believes are reasonable under the circumstances. The pro-forma results are not necessarily indicative of the operating results that would have occurred if the acquisition had been effective January 1, 2012, nor are they intended to be indicative of results that may occur in the future. The underlying pro-forma information includes the historical results of the Company and Paulin, the Company’s financing arrangements related to the Paulin Acquisition, and certain purchase accounting adjustments.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

5.	Other Intangibles:

Intangible assets are amortized over their useful lives and are subject to impairment testing. The values assigned to intangible assets in connection with the Paulin Acquisition were determined by management pending independent appraisal. The Paulin intangible asset values may be adjusted by management for any changes upon completion of the independent appraisal. Other intangibles, net, as of June 30, 2013 and December 31, 2012 consist of the following:

	Estimated Useful Life (Years)	June 30, 2013	December 31, 2012
Customer relationships	20	$341,608	$328,382
Trademarks - All Others	Indefinite	54,114	49,413
Trademarks - TagWorks	5	240	240
Patents	5-20	20,250	20,250
Quick Tag license	6	11,500	11,500
Laser Key license	5	1,250	1,250
KeyWorks license	10	4,100	4,100
Non-compete agreements	5-10	4,450	4,450
Lease agreement	0.5	240	240

Intangible assets, gross		437,752	419,825
Less: Accumulated amortization		64,163	53,181

Other intangibles, net		$373,589	$366,644

Intangible assets are amortized over their useful lives. The amortization expense for amortizable assets was $5,559 and $5,429 for the three month periods ended June 30, 2013 and 2012, respectively. The amortization expense for amortizable assets was $11,005 and $10,900 for the six month periods ended June 30, 2013 and 2012, respectively. The amortization expense for amortizable assets for the year ended December 31, 2013 is estimated to be $22,095. For the years ended December 31, 2014, 2015, 2016, 2017, and 2018, the amortization expense for amortizable assets is estimated to be $22,206, $21,545, $19,614, $18,759 and $18,759, respectively.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

6.	Commitments and Contingencies:

The Company self-insures its product liability, automotive, workers’ compensation and general liability losses up to $250 per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences in excess of $250 up to $40,000. The two risk areas involving the most significant accounting estimates are workers’ compensation and automotive liability. Actuarial valuations performed by the Company’s outside risk insurance expert were used by the Company’s management to form the basis for workers’ compensation and automotive liability loss reserves. The actuary contemplated the Company’s specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected from development of these claims, as well as for incurred but not yet reported claims. The Company believes the liability of approximately $1,494 recorded for such risk insurance reserves is adequate as of June 30, 2013.

As of June 30, 2013, the Company has provided certain vendors and insurers letters of credit aggregating $3,481 related to its product purchases and insurance coverage of product liability, workers’ compensation and general liability.

The Company self-insures its group health claims up to an annual stop loss limit of $200 per participant. Aggregate coverage is maintained for annual group health insurance claims in excess of 125% of expected claims. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves. Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claim data and certain actuarial assumptions. The Company believes the liability of approximately $2,053 recorded for such group health insurance reserves is adequate as of June 30, 2013.

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

Gregory Mann and Gabrielle Mann are employed by the All Points subsidiary of Hillman. All Points leases an industrial warehouse and office facility from companies under the control of the Manns. The Company has recorded rental expense for the lease of this facility on an arm’s length basis. The rental expense for the lease of this facility was $82 for each of the three month periods ended June 30, 2013 and 2012. The rental expense for the lease of this facility was $165 for each of the six month periods ended June 30, 2013 and 2012.

In connection with the Paulin Acquisition, the Company entered into three leases for five properties containing industrial warehouse, manufacturing plant, and office facilities on February 19, 2013. The owners of the properties under one lease are relatives of Richard Paulin, who is employed by The Hillman Group Canada ULC, and the owner of the properties under the other two leases is a company which is owned by Richard Paulin and certain of his relatives. The Company has recorded rental expense for the three leases on an arm’s length basis. The rental expense for the three leases was $205 and $274 for the three and six month periods ended June 30, 2013, respectively.

8.	Income Taxes:

The Company’s policy is to estimate income taxes for interim periods based on estimated annual effective tax rates. These are derived, in part, from expected pre-tax income. Accordingly, the Company applied an estimated annual effective tax rate to the interim period pre-tax income (loss) in the six and three month periods ended June 30, 2013 and 2012 to calculate the income tax benefit / provision in accordance with the principal method prescribed by ASC 740-270, the accounting guidance established for computing income taxes in interim periods.

The effective income tax rates were 101.6% and 42.6% for the six month periods ended June 30, 2013 and 2012, respectively. The effective income tax rates were -93.2% and 36.3% for the three month periods ended June 30, 2013 and 2012, respectively. The effective income tax rate differed from the federal statutory rate in the six and three month periods ended June 30, 2013 primarily due to a current period benefit caused by the effect of changes in certain state income tax rates on the Company’s deferred tax assets and liabilities and the reduction of valuation reserves related to certain deferred tax assets. The effective income tax rate differed from the federal statutory rate in the six and three month periods ended June 30, 2012 due in part to a reduction of the valuation reserve related to a deferred tax asset that was utilized in the period. The remaining differences between the federal statutory rate and the effective tax rate in the six and three month periods ended June 30, 2013 and 2012 were primarily due to state and foreign income taxes.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

9.	Long-Term Debt:

Effective November 7, 2012, the Company entered into a Joinder Agreement to its credit agreement under the existing Senior Facilities (the “2012 Incremental Facility”). The 2012 Incremental Facility increased the aggregate term loan commitments available to Hillman Group under the Senior Facilities by $76,800. Subject to the conditions precedent to each funding date described in Section 17 of the 2012 Incremental Facility, the Company could make two drawings under the 2012 Incremental Facility on any business day after November 7, 2012 and prior to April 1, 2013. On February 19, 2013, the Company drew down on funds from the 2012 Incremental Facility in order to fund the permitted Paulin Acquisition. The aggregate principal amount of commitments under the Senior Facilities, after giving effect to the 2012 Incremental Facility, was $420,000.

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

The Senior Facilities contain financial and operating covenants which require the Company to maintain certain financial ratios, including a secured leverage ratio. This debt agreement provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, cross-defaults, bankruptcy events, failure to pay judgments, attachment of its assets, change of control and the issuance of an order of dissolution. Certain of these events of default are subject to notice and cure periods or materiality thresholds. The occurrence of an event of default permits the lenders under the Senior Facilities to accelerate repayment of all amounts due. The Company was in compliance with all provisions and covenants of the amended Senior Facilities as of June 30, 2013.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

10.	Common and Preferred Stock:

The Hillman Companies has one class of common stock, with 5,000 shares authorized and issued as of June 30, 2013. All outstanding shares of Hillman Companies’ common stock are owned by Holdco.

Under the terms of the Stockholders Agreement for the Holdco common stock, management shareholders have the ability to put their shares back to Holdco under certain conditions, including death or disability. ASC 480-10-S99 requires shares to be classified outside of permanent equity if they can be redeemed and the redemption is not solely within the control of the issuer. Further, if it is determined that redemption of the shares is probable, the shares are marked to redemption value which equals fair value at each balance sheet date with the change in fair value recorded in additional paid-in capital. Accordingly, the 210.5 shares of common stock held by management are recorded outside permanent equity and have been adjusted to the fair value of $19,983 as of June 30, 2013.

The Hillman Companies has one class of preferred stock, with 5,000 shares authorized and none issued as of June 30, 2013.

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

Under the Option Plan, Holdco granted options for up to 32,284 shares in 2010, 1,030 shares in 2011, 7,375 shares in 2012 and 5,225 shares during the six months ended June 30, 2013. The options were granted with an exercise price which was equal to the grant date fair value of the underlying securities. As of June 30, 2013, options for a total of 3,761 shares have been cancelled and options for eight shares have been exercised.

Option holders are not required by the terms of the Option Agreement or the Stockholders Agreement to hold the shares for any period of time following exercise. Liability classification is required because this arrangement permits the holders to put the shares back without being exposed to the risks and rewards of the shares for a reasonable period of time. Consistent with past practice, the Company has elected to use the intrinsic value method to value the options. The stock option liability was $5,555 as of June 30, 2013.

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

Interest Rate Swap Agreements - On June 24, 2010, the Company entered into a forward Interest Rate Swap Agreement (the “2010 Swap”) with a two-year term for a notional amount of $115,000. The forward start date of the 2010 Swap was May 31, 2011 and its termination date was May 31, 2013. The 2010 Swap fixed the interest rate at 2.47% plus the applicable interest rate margin.

The 2010 Swap was initially designated as a cash flow hedge. Effective April 18, 2011, the Company executed the second amendment to the credit agreement which modified the interest rate on the Senior Facilities. The critical terms for the 2010 Swap no longer matched the terms of the amended Senior Facilities and the 2010 Swap was de-designated.

At June 30, 2013, the 2010 Swap had no value. The fair value of the 2010 Swap was $(418) as of December 31, 2012 and was reported on the condensed consolidated balance sheet in other current liabilities. The 2013 adjustments of $418 to the fair value of the 2010 Swap were recorded as a reduction in interest expense in the statement of comprehensive income for the favorable change in fair value since December 31, 2012.

Interest Rate Cap Agreements - On May 20, 2013, the Company entered into an Interest Rate Cap Agreement (the “2013 Rate Cap No. 1”) with a two-year term for a notional amount of $150,000. 2013 Rate Cap No. 1 became effective on May 28, 2013, matures on May 28, 2015 and sets the maximum LIBOR interest rate at 1.25%.

On May 20, 2013, the Company entered into an Interest Rate Cap Agreement (the “2013 Rate Cap No. 2”) with a two-year term for a notional amount of $75,000. 2013 Rate Cap No. 2 became effective on May 28, 2013, matures on May 28, 2015 and sets the maximum LIBOR interest rate at 1.25%.

As of June 30, 2013, the fair value of the interest rate caps of $239 was reported on the condensed consolidated balance sheet in non-current other assets. The Company’s interest rate cap agreements did not qualify for hedge accounting treatment because they did not meet the provisions specified in ASC 815. Accordingly, the unrealized gain on these derivatives was recognized in current earnings in other expense.

Metal Swap Agreements - On April 20, 2012, the Company entered into a Commodity Metal Swap Agreement (the “2012 Metal Swap No. 1”) with an approximate eight-month term for 35 MT of copper at a notional amount of $294.7. The maturity date was December 31, 2012, and the 2012 Metal Swap No. 1 fixed the copper price at $8.42 per MT.

On May 30, 2012, the Company entered into a Commodity Metal Swap Agreement (the “2012 Metal Swap No. 2”) with an approximate seven-month term for 10 MT of copper at a notional amount of $77.9. The maturity date was December 31, 2012, and the 2012 Metal Swap No. 2 fixed the copper price at $7.79 per MT.

On May 30, 2012, the Company entered into a Commodity Metal Swap Agreement (the “2012 Metal Swap No. 3”) with an approximate ten-month term for 35 MT of copper at a notional amount of $272.5. The maturity date was March 31, 2013, and the 2012 Metal Swap No. 3 fixed the copper price at $7.785 per MT.

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

As of June 30, 2013, each of the 2012 metal swap agreements have expired and have no value.

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

The 2012 FX Contract was reported on the condensed consolidated balance sheet in other current liabilities prior to its settlement in connection with the Paulin Acquisition. An increase in other expense of $1,138 was recorded in the statement of comprehensive income for the unfavorable change in fair value from December 31, 2012 until its settlement on February 19, 2013.

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

The following tables set forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the periods ended June 30, 2013 and December 31, 2012, by level, within the fair value hierarchy:

	As of June 30, 2013
	Level 1	Level 2	Level 3	Total
Trading securities	$4,049	$—	$—	$4,049
Interest rate cap	—	239	—	239

	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
Trading securities	$4,245	$—	$—	$4,245
Interest rate swap	—	(418)	—	(418)
Foreign exchange forward contract	—	(1,475)		(1,475)
Metal commodity swaps	—	(11)		(11)

Trading securities are valued using quoted prices on an active exchange. Trading securities represent assets held in a Rabbi Trust to fund deferred compensation liabilities and are included as restricted investments on the accompanying condensed consolidated balance sheets.

For the three months ended June 30, 2013 and 2012, the unrealized losses on these securities of $69 and $26, respectively, were recorded as other expense. For the six months ended June 30, 2013 and 2012, the unrealized gains on these securities of $69 and $168, respectively, were recorded as other income. An offsetting entry for the same amount, adjusting the deferred compensation liability and compensation expense within SG&A, was also recorded.

The Company utilizes interest rate cap and interest rate swap contracts to manage its targeted mix of fixed and floating rate debt, and these contracts are valued using observable benchmark rates at commonly quoted intervals for the full term of the cap and swap contracts.

As of June 30, 2013, the Interest Rate Cap was included in other non-current assets on the accompanying condensed consolidated balance sheet. The 2010 Swap expired in May 2013 and was included in other current liabilities as of December 31, 2012 on the accompanying condensed consolidated balance sheet.

At December 31, 2012, the Company utilized a foreign exchange forward contract to manage its exposure to currency fluctuations in the Canadian dollar versus the U.S. dollar. This forward contract was valued using observable benchmark rates at commonly quoted intervals during the term of the forward contract. This forward contract was completed on February 19, 2013 in connection with the Paulin Acquisition. The foreign exchange forward contract was included in other current liabilities as of December 31, 2012 on the accompanying condensed consolidated balance sheet.

The Company utilizes metal commodity swap contracts to manage its exposure to price fluctuations in metal commodities used in its key products and these swaps are valued using observable benchmark rates at commonly quoted intervals for the full term of the swaps. As of June 30, 2013, the metal commodity swaps expired and were included in both other current assets and liabilities as of December 31, 2012 on the accompanying condensed consolidated balance sheet.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

13.	Fair Value Measurements (continued):

The Company also has certain financial instruments such as cash and cash equivalents, accounts receivables, accounts payable, and variable rate senior term loans (level 2) which have carrying amounts which approximate fair value.

14.	Acquisition and Integration Expenses:

For the six months ended June 30, 2013, the Company incurred $4,182 of expenses in connection with the Paulin Acquisition.

For the six months ended June 30, 2012, the Company incurred $464 of expenses in connection with the Ook Acquisition.

15.	Segment Reporting:

The Company’s segment reporting structure uses the Company’s management reporting structure as the foundation for how the Company manages its business. The Company periodically evaluates its segment reporting structure in accordance with ASC 350-20-55 and has concluded that it has five reportable segments as of June 30, 2013. During the first half of 2013, the operations of the Paulin Acquisition were combined into the operations of the Canada segment. The United States segment, excluding All Points, and the Canada segment are the only segments considered material by the Company’s management as of June 30, 2013. The segments are as follows:

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

The table below presents revenues and income from operations for our reportable segments for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Revenues
United States excluding All Points	$142,851	$136,588	$261,696	$256,349
All Points	5,881	5,115	10,534	9,624
Canada	42,073	3,889	60,385	6,297
Mexico	1,703	1,454	3,670	3,011
Australia	203	195	345	333

Total revenues	$192,711	$147,241	$336,630	$275,614

Segment Income (Loss) from Operations
United States excluding All Points	$15,108	$14,942	$22,152	$23,657
All Points	613	321	984	413
Canada	2,251	(214)	2,417	(433)
Mexico	116	38	512	389
Australia	(515)	(146)	(708)	(250)

Total income from operations	$17,573	$14,941	$25,357	$23,776

Assets by segment as of June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013	December 31, 2012
Assets
United States excluding All Points	$928,861	$1,133,824
All Points	8,878	7,298
Canada	309,215	15,477
Mexico	17,980	17,816
Australia	1,601	1,378

Total Assets	$1,266,535	$1,175,793

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

16.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information:

The 10.875% Senior Notes, of which $265,000 aggregate principal amount were outstanding as of June 30, 2013, were issued by Hillman Group and are fully and unconditionally guaranteed on a joint and several basis by the Company and certain of Company’s wholly owned subsidiaries. The non-guarantor information presented represents our Australian, Canadian and Mexican subsidiaries.

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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

16.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Statements of Comprehensive Income (Unaudited)

For the three months ended June 30, 2013

(Amounts in thousands)

	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust - ments	Consolidated
Net sales	$—	$139,604	$9,128	$43,979	$—	$192,711
Cost of sales (exclusive of depreciation and amortization shown below)	—	66,205	6,646	27,487	—	100,338
Selling, general and administrative expenses	4,511	41,996	1,717	11,559	—	59,783
Acquisition and integration expenses	—	657	37	1,459	—	2,153
Depreciation	—	5,785	20	468	—	6,273
Amortization	4,514	771	—	274	—	5,559
Intercompany administrative (income) expense	—	(86)	—	86	—	—
Other (income) expense, net	69	231	(62)	794	—	1,032

Income (loss) from operations	(9,094)	24,045	770	1,852	—	17,573
Intercompany interest (income) expense	(3,058)	3,058	—	—	—	—
Interest expense, net	(46)	10,274	—	1,874	—	12,102
Interest expense on junior subordinated debentures	3,153	—	—	—	—	3,153
Investment income on trust common securities	(95)	—	—	—	—	(95)

Income (loss) before equity in subsidiaries’ income	(9,048)	10,713	770	(22)	—	2,413
Equity in subsidiaries’ income (loss)	10,347	(366)	—	—	(9,981)	—

Income (loss) before income taxes	1,299	10,347	770	(22)	(9,981)	2,413
Income tax provision	(3,364)	—	718	396	—	(2,250)

Net income (loss)	$4,663	$10,347	$52	$(418)	$(9,981)	$4,663

Other comprehensive income (loss):
Foreign currency translation adjustments	—	(3,512)	21	(642)	—	(4,133)

Total comprehensive income (loss)	$4,663	$6,835	$73	$(1,060)	$(9,981)	$530

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

16.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Statements of Comprehensive Income (Unaudited)

For the three months ended June 30, 2012

(Amounts in thousands)

	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust - ments	Consolidated
Net sales	$—	$136,588	$5,115	$5,538	$—	$147,241
Cost of sales (exclusive of depreciation and amortization shown separately below)	—	65,668	3,827	3,455	—	72,950
Selling, general and administrative expenses	(26)	44,430	940	1,830	—	47,174
Acquisition and integration expenses	—	312	—	—	—	312
Depreciation	—	5,571	28	19	—	5,618
Amortization	4,514	817	—	98	—	5,429
Intercompany administrative (income) expense	—	(87)	—	87	—	—
Other (income) expense, net	26	421	(1)	371	—	817

Income (loss) from operations	(4,514)	19,456	321	(322)	—	14,941
Intercompany interest (income) expense	(3,058)	3,058	—	—	—	—
Interest expense, net	(86)	10,311	—	—	—	10,225
Interest expense on junior subordinated debentures	3,153	—	—	—	—	3,153
Investment income on trust common securities	(94)	—	—	—	—	(94)

Income (loss) before equity in subsidiaries’ income	(4,429)	6,087	321	(322)	—	1,657
Equity in subsidiaries’ income (loss)	5,642	(102)	—	—	(5,540)	—

Income (loss) before income taxes	1,213	5,985	321	(322)	(5,540)	1,657
Income tax provision (benefit)	157	343	160	(59)	—	601

Net income (loss)	$1,056	$5,642	$161	$(263)	$(5,540)	$1,056

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	(748)	—	(748)

Total comprehensive income (loss)	$1,056	$5,642	$161	$(1,011)	$(5,540)	$308

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

16.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Statements of Comprehensive Income (Unaudited)

For the six months ended June 30, 2013

(Amounts in thousands)

	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust - ments	Consolidated
Net sales	$—	$256,762	$15,468	$64,400	$—	$336,630
Cost of sales (exclusive of depreciation and amortization shown separately below)	—	122,520	11,145	40,319	—	173,984
Selling, general and administrative expenses	4,910	82,298	3,024	17,920	—	108,152
Acquisition and integration expenses	—	2,297	51	1,834	—	4,182
Depreciation	—	11,133	35	647	—	11,815
Amortization	9,029	1,543	—	433	—	11,005
Intercompany administrative (income) expense	—	(173)	—	173	—	—
Other (income) expense, net	(69)	1,447	(96)	853	—	2,135

Income (loss) from operations	(13,870)	35,697	1,309	2,221	—	25,357
Intercompany interest (income) expense	(6,116)	6,120	—	(4)	—	—
Interest expense, net	(92)	21,430	—	2,717	—	24,055
Interest expense on junior subordinated debentures	6,305	—	—	—	—	6,305
Investment income on trust common securities	(189)	—	—	—	—	(189)

Income (loss) before equity in subsidiaries’ income	(13,778)	8,147	1,309	(492)	—	(4,814)
Equity in subsidiaries’ income (loss)	7,550	(597)	—	—	(6,953)	—

Income (loss) before income taxes	(6,228)	7,550	1,309	(492)	(6,953)	(4,814)
Income tax provision (benefit)	(6,306)	—	940	474	—	(4,892)

Net income (loss)	$78	$7,550	$369	$(966)	$(6,953)	$78

Other comprehensive income (loss):
Foreign currency translation adjustments	—	(4,222)	—	9	—	(4,213)

Total comprehensive income (loss)	$78	$3,328	$369	$(957)	$(6,953)	$(4,135)

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

16.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Statements of Comprehensive Income (Unaudited)

For the six months ended June 30, 2012

(Amounts in thousands)

	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust - ments	Consolidated
Net sales	$—	$256,349	$9,624	$9,641	$—	$275,614
Cost of sales (exclusive of depreciation and amortization shown separately below)	—	123,310	7,356	5,873	—	136,539
Selling, general and administrative expenses	168	86,500	1,806	3,620	—	92,094
Acquisition and integration expenses	—	464	—	—	—	464
Depreciation	—	11,416	50	41	—	11,507
Amortization	9,029	1,673	—	198	—	10,900
Intercompany administrative (income) expense	—	(173)	—	173	—	—
Other (income) expense, net	(168)	473	(1)	30	—	334

Income (loss) from operations	(9,029)	32,686	413	(294)	—	23,776
Intercompany interest (income) expense	(6,116)	6,116	—	—	—	—
Interest expense, net	(192)	20,519	—	—	—	20,327
Interest expense on junior subordinated debentures	6,305	—	—	—	—	6,305
Investment income on trust common securities	(189)	—	—	—	—	(189)

Income (loss) before equity in subsidiaries’ income	(8,837)	6,051	413	(294)	—	(2,667)
Equity in subsidiaries’ income (loss)	5,185	(60)	—	—	(5,125)	—

Income (loss) before income taxes	(3,652)	5,991	413	(294)	(5,125)	(2,667)
Income tax provision (benefit)	(2,121)	806	198	(19)	—	(1,136)

Net income (loss)	$(1,531)	$5,185	$215	$(275)	$(5,125)	$(1,531)

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	489	—	489

Total comprehensive income (loss)	$(1,531)	$5,185	$215	$214	$(5,125)	$(1,042)

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

16.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Balance Sheet (Unaudited)

As of June 30, 2013

(Amounts in thousands)

	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust - ments	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$1	$6,765	$1,169	$12,980	$—	$20,915
Restricted investments	2,889	—	—	—	—	2,889
Accounts receivable, net	—	85,200	1,178	17,923	—	104,301
Inventories	—	110,151	8,572	53,400	(327)	171,796
Deferred income taxes	8,643	—	1,224	1,300	(668)	10,499
Other current assets	—	7,531	197	2,575	—	10,303

Total current assets	11,533	209,647	12,340	88,178	(995)	320,703
Intercompany notes receivable	105,446	99,886	—	(99,886)	(105,446)	—
Intercompany interest receivable	6,116	2,609	—	—	(8,725)	—
Investments in subsidiaries	(646,282)	28,123	507	266,323	351,329	—
Property and equipment, net	—	71,271	396	14,092	—	85,759
Goodwill	418,946	24,512	3,090	20,829	280	467,657
Other intangibles, net	302,803	44,503	250	26,033	—	373,589
Restricted investments	1,160	—	—	—	—	1,160
Deferred income taxes	33,648	—	(727)	142	(33,063)	—
Deferred financing fees	—	11,329	—	—	—	11,329
Investment in trust common securities	3,261	—	—	—	—	3,261
Other assets	—	2,537	25	515	—	3,077

Total assets	$236,631	$494,417	$15,881	$316,226	$203,380	$1,266,535

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$32,010	$1,750	$16,420	$—	$50,180
Current portion of senior term loans	—	3,968	—	—	—	3,968
Current portion of capitalized lease and other obligations	—	407	—	—	—	407
Interest payable on junior subordinated debentures	1,019	—	—	—	—	1,019
Intercompany interest payable	—	6,116	—	2,609	(8,725)	—
Accrued expenses:
Salaries and wages	—	6,659	155	2,107	—	8,921
Pricing allowances	—	3,126	4	2,502	—	5,632
Income and other taxes	(529)	2,200	311	259	—	2,241
Interest	—	2,763	—	—	—	2,763
Deferred compensation	2,889	—	—	—	—	2,889
Other accrued expenses	—	6,411	251	2,276	—	8,938

Total current liabilities	3,379	63,660	2,471	26,173	(8,725)	86,958

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

16.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Balance Sheet (Unaudited)

As of June 30, 2013

(Amounts in thousands)

	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust - ments	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY (CONTINUED)
Intercompany debt payable	—	105,446	—	—	(105,446)	—
Long term senior term loans	—	380,180	—	—	—	380,180
Long term portion of capitalized leases	—	363	—	—	—	363
Long term senior notes	—	272,358	—	—	—	272,358
Junior subordinated debentures	115,040	—	—	—	—	115,040
Deferred compensation	1,160	—	—	—	—	1,160
Deferred income taxes, net	141,816	—	207	9,545	(33,731)	117,837
Other non-current liabilities	5,555	5,700	—	—	—	11,255

Total liabilities	266,950	827,707	2,678	35,718	(147,902)	985,151

Common stock with put options:
Common stock, $.01 par, 5,000 shares authorized, 210.5 issued and outstanding at June 30, 2013	19,983	—	—	—	—	19,983
Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock:
Preferred stock, $.01 par, 5,000 shares authorized, none issued and outstanding at June 30, 2013	—	—	—	—	—	—
Common Stock:
Common stock, $.01 par, 5,000 shares authorized, 4,789.5 issued and outstanding at June 30, 2013	—	—	50	—	(50)	—
Additional paid-in capital	113,211	(130,734)	11,711	293,717	1,811	289,716
Accumulated deficit	(163,513)	(198,334)	1,442	(3,424)	338,856	(24,973)
Accumulated other comprehensive income	—	(4,222)	—	(9,785)	10,665	(3,342)

Total stockholders’ equity	(50,302)	(333,290)	13,203	280,508	351,282	261,401

Total liabilities and stockholders’ equity	$236,631	$494,417	$15,881	$316,226	$203,380	$1,266,535

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

16.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Balance Sheet (Unaudited)

As of December 31, 2012

(Amounts in thousands)

	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust - ments	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$1	$62,917	$429	$2,201	$—	$65,548
Restricted investments	846	—	—	—	—	846
Accounts receivable, net	—	65,916	6,473	(10,045)	—	62,344
Inventories	—	105,028	4,678	4,404	(272)	113,838
Deferred income taxes	10,359	—	610	221	(726)	10,464
Other current assets	—	6,526	145	1,835	—	8,506

Total current assets	11,206	240,387	12,335	(1,384)	(998)	261,546
Intercompany notes receivable	105,446	—	—	—	(105,446)	—
Investments in subsidiaries	(637,376)	27,204	—	—	610,172	—
Property and equipment, net	—	67,902	191	399	—	68,492
Goodwill	418,946	24,512	58	11,542	280	455,338
Other intangibles, net	311,832	46,047	250	8,515	—	366,644
Restricted investments	3,399	—	—	—	—	3,399
Deferred income taxes	29,492	—	(411)	977	(30,058)	—
Deferred financing fees	—	12,858	—	—	—	12,858
Investment in trust common securities	3,261	—	—	—	—	3,261
Other assets	—	3,521	25	709	—	4,255

Total assets	$246,206	$422,431	$12,448	$20,758	$473,950	$1,175,793

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$31,873	$517	$181	$—	$32,571
Current portion of senior term loans	—	3,200	—	—	—	3,200
Current portion of capitalized lease and other obligations	—	819	—	—	—	819
Additional acquisition consideration	—	—	—	—	—	—
Accrued expenses:
Salaries and wages	—	8,930	217	204	—	9,351
Pricing allowances	—	3,457	3	597	—	4,057
Income and other taxes	(625)	2,447	25	645	—	2,492
Interest	—	2,868	—	—	—	2,868
Deferred compensation	846	—	—	—	—	846
Other accrued expenses	—	9,822	40	1,535	—	11,397

Total current liabilities	221	63,416	802	3,162	—	67,601

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

16.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Balance Sheet (Unaudited)

As of December 31, 2012

(Amounts in thousands)

	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust - ments	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY (CONTINUED)
Intercompany debt payable	—	105,446	—	—	(105,446)	—
Long term senior term loans	—	307,727	—	—	—	307,727
Long term portion of capitalized lease and other obligations	—	245	—	—	—	245
Long term senior notes	—	272,942	—	—	—	272,942
Junior subordinated debentures	115,132	—	—	—	—	115,132
Deferred compensation	3,399	—	—	—	—	3,399
Deferred income taxes, net	146,042	—	219	2,472	(30,784)	117,949
Other non-current liabilities	714	5,473	—	—	—	6,187

Total liabilities	265,508	755,249	1,021	5,634	(136,230)	891,182

Common stock with put options:
Common stock, $.01 par, 5,000 shares authorized, 198.4 issued and outstanding at December 31, 2012	14,116	—	—	—	—	14,116
Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock:
Preferred stock, $.01 par, 5,000 shares authorized, none issued and outstanding at December 31, 2012	—	—	—	—	—	—
Common Stock:
Common stock, $.01 par, 5,000 shares authorized, 4,801.6 issued and outstanding at December 31, 2012	—	—	50	—	(50)	—
Additional paid-in capital	117,261	(131,642)	10,304	17,192	281,560	294,675
Accumulated deficit	(150,679)	(201,176)	1,073	(2,458)	328,189	(25,051)
Accumulated other comprehensive loss	—	—	—	390	481	871

Total stockholders’ equity	(33,418)	(332,818)	11,427	15,124	610,180	270,495

Total liabilities and stockholders’ equity	$246,206	$422,431	$12,448	$20,758	$473,950	$1,175,793

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

16.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Statement of Cash Flows (Unaudited)

For the six months ended June 30, 2013

(Amounts in thousands)

	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust- ments	Consolidated
Cash flows from operating activities:
Net income (loss)	$(7,472)	$8,147	$369	$(966)	$—	$78
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	9,029	12,676	35	1,080	—	22,820
Dispositions of property and equipment	—	23	13	3	—	39
Deferred income tax provision (benefit)	(6,666)	—	(310)	1,358	—	(5,618)
Deferred financing and original issue discount amortization	(92)	1,315	—	—	—	1,223
Stock-based compensation expense	4,841	—	—	—	—	4,841
Other non-cash interest expense	—	(418)	—	—	—	(418)
Changes in operating items:
Accounts receivable	—	(17,636)	(3,102)	(3,960)	—	(24,698)
Inventories	—	(5,068)	(3,894)	6,055	—	(2,907)
Other assets	—	(1,669)	8,345	(4,639)	—	2,037
Accounts payable	—	137	1,233	3,435	—	4,805
Interest payable on junior subordinated debentures	1,019	—	—	—	—	1,019
Other accrued liabilities	96	168	436	6,772	(8,725)	(1,253)
Other items, net	(739)	(8,434)	(2,292)	1,816	8,709	(940)

Net cash provided by (used for) operating activities	16	(10,759)	833	10,954	(16)	1,028

Cash flows from investing activities:
Paulin acquisition	—	(103,416)	—	—	—	(103,416)
Capital expenditures	—	(14,336)	(93)	(175)	—	(14,604)
Other, net	(16)	—	—	—	16	—

Net cash provided by (used for) investing activities	(16)	(117,752)	(93)	(175)	16	(118,020)

Cash flows from financing activities:
Borrowings of senior term loans	—	76,800	—	—	—	76,800
Repayments of senior term loans	—	(1,792)	—	—	—	(1,792)
Discount on senior term loans	—	(2,152)	—	—	—	(2,152)
Principal payments under capitalized lease obligations	—	(41)	—	—	—	(41)
Repayment of other credit obligations	—	(456)	—	—	—	(456)

Net cash provided by financing activities	—	72,359	—	—	—	72,359

Net (decrease) increase in cash and cash equivalents	—	(56,152)	740	10,779	—	(44,633)
Cash and cash equivalents at beginning of period	1	62,917	429	2,201	—	65,548

Cash and cash equivalents at end of period	$1	$6,765	$1,169	$12,980	$—	$20,915

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

16.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Statement of Cash Flows (Unaudited)

For the six months ended June 30, 2012

(Amounts in thousands)

	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust- ments	Consolidated
Cash flows from operating activities:
Net income (loss)	$(6,716)	$5,270	$215	$(275)	$(25)	$(1,531)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	9,029	13,089	50	239	—	22,407
Dispositions of property and equipment	—	3	—	—	—	3
Deferred income tax provision (benefit)	(2,435)	749	171	(47)	—	(1,562)
Deferred financing and original issue discount amortization	(192)	1,234	—	—	—	1,042
Other non-cash interest and change in value of interest rate swap	—	(372)	—	—	—	(372)
Changes in operating items:
Accounts receivable	—	(11,126)	(690)	(2,222)	—	(14,038)
Inventories	—	(11,444)	(347)	(781)	25	(12,547)
Other assets	—	(2,876)	(269)	2,272	—	(873)
Accounts payable	—	8,620	1,071	(247)	—	9,444
Interest payable on junior subordinated debentures	1,019	—	—	—	—	1,019
Other accrued liabilities	154	7,559	103	323	(6,116)	2,023
Other items, net	(859)	(6,716)	—	(21)	6,116	(1,480)

Net cash provided by (used for) operating activities	—	3,990	304	(759)	—	3,535

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	—	3	—	—	3
Capital expenditures	—	(10,343)	(51)	(102)	—	(10,496)

Net cash used for investing activities	—	(10,343)	(48)	(102)	—	(10,493)

Cash flows from financing activities:
Repayments of senior term loans	—	(1,600)	—	—	—	(1,600)
Borrowings of revolving credit loans	—	19,000	—	—	—	19,000
Payments of additional acquisition consideration	—	(12,387)	—	—	—	(12,387)
Principal payments under capitalized lease obligations	—	(17)	—	—	—	(17)

Net cash provided by financing activities	—	4,996	—	—	—	4,996

Net (decrease) increase in cash and cash equivalents	—	(1,357)	256	(861)	—	(1,962)
Cash and cash equivalents at beginning of period	1	8,852	547	2,627	—	12,027

Cash and cash equivalents at end of period	$1	$7,495	$803	$1,766	$—	$10,065

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

Acquisitions

On February 19, 2013, pursuant to the terms of the previously announced plan of arrangement dated December 17, 2012, the Company acquired all of the issued and outstanding Class A common shares of H. Paulin & Co., Limited (the “Paulin Acquisition”). The aggregate purchase price of the Paulin Acquisition was $103.4 million paid in cash. On March 31, 2013, H. Paulin & Co., Limited (“Paulin”) was amalgamated with The Hillman Group Canada ULC.

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

Results of Operations

The following analysis of results of operations includes a brief discussion of the factors that affected the Company’s operating results and a comparative analysis of the periods for the three months ended June 30, 2013 and 2012.

	Three Months		Three Months
	Ended		Ended
	June 30,		June 30,
	2013	% of	2012	% of
(dollars in thousands)	Amount	Total	Amount	Total
Net sales	$192,711	100.0%	$147,241	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	100,338	52.1%	72,950	49.5%
Selling	25,705	13.3%	23,168	15.7%
Warehouse & delivery	20,794	10.8%	15,035	10.2%
General & administrative	13,284	6.9%	8,971	6.1%
Acquisition and integration expenses (a)	2,153	1.1%	312	0.2%
Depreciation	6,273	3.3%	5,618	3.8%
Amortization	5,559	2.9%	5,429	3.7%
Other expense	1,032	0.5%	817	0.6%

Income from operations	17,573	9.1%	14,941	10.1%
Interest expense, net	12,102	6.3%	10,225	6.9%
Interest expense on junior subordinated notes	3,153	1.6%	3,153	2.1%
Investment income on trust common securities	(95)	0.0%	(94)	-0.1%

Income before income taxes	2,413	1.3%	1,657	1.1%
Income tax provision (benefit)	(2,250)	-1.2%	601	0.4%

Net income	$4,663	2.4%	$1,056	0.7%

(a)	Represents charges for investment banking, legal and other professional fees incurred in connection with the Paulin Acquisition in 2013 and the Ook Acquisition in 2012.

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

The Three Months Ended June 30, 2013 vs the Three Months Ended June 30, 2012

Revenues

Net sales for the second quarter of 2013 were $192.7 million, an increase of $45.5 million compared to net sales of $147.2 million for the second quarter of 2012. The increase in revenue was primarily attributable to the newly acquired Paulin business which contributed approximately $41.5 million in incremental net sales to the second quarter of 2013. Our national accounts, engraving accounts and All Points provided favorable revenue gains compared to the prior year, however a reduced level of retail activity and product penetration in the 2013 period resulted in revenue decreases from the prior year in our franchise and independent hardware accounts and regional accounts.

Expenses

Operating expenses were higher for the three months ended June 30, 2013 than the three months ended June 30, 2012. The primary reason for the increase in operating expenses was the the inclusion of the newly acquired Paulin business in the second quarter of 2013. The following changes in underlying trends impacted the change in operating expenses:

•

The Company’s cost of sales expense was $100.3 million, or 52.1% of net sales, in the second quarter of 2013, an increase of $27.4 million compared to $72.9 million, or 49.5% of net sales, in the second quarter of 2012. The cost of sales percentage in the 2013 period was higher than the comparable 2012 period as a result of the inclusion of the Paulin business which increased cost of sales by 3.3% expressed as a percent of sales. The cost of sales of the Paulin business, expressed as a percent of sales, is generally higher than the traditional Hillman businesses.

•

Selling expense was $25.7 million, or 13.3% of net sales, in the second quarter of 2013, an increase of $2.5 million compared to $23.2 million, or 15.7% of net sales, in the second quarter of 2012. Selling expense of approximately $2.5 million was attributable to the new Paulin business in the second quarter of 2013. The selling costs from the remaining Hillman businesses were approximately unchanged from the comparable 2012 period.

•

Warehouse and delivery expense was $20.8 million, or 10.8% of net sales, in the second quarter of 2013, an increase of $5.8 million compared to warehouse and delivery expense of $15.0 million, or 10.2% of net sales, in the second quarter of 2012. Warehouse and delivery expense of approximately $5.2 million was attributable to the new Paulin business in the second quarter of 2013. The costs in the remaining Hillman businesses were up from the prior year period primarily from increased warehouse lease cost and freight on customer shipments.

•

G&A expenses were $13.3 million in the second quarter of 2013, an increase of $4.3 million compared to $9.0 million in the second quarter of 2012. G&A expenses in the 2013 period included approximately $4.6 million in stock compensation cost and approximately $2.5 million in costs from the new Paulin business. G&A expenses in the second quarter of 2012 included approximately $2.2 million in legal expense incurred primarily on the Hy-Ko Products patent infringement and antitrust cases.

•

Acquisition and integration costs were $2.2 million in the second quarter of 2013 primarily as a result of the Paulin Acquisition. The acquisition and integration costs were $0.3 million in the second quarter of 2012 as a result of the Ook Acquisition.

•

Amortization expense was $5.6 million in the second quarter of 2013 compared to $5.4 million in the second quarter of 2012. The slightly higher amount of amortization expense for the 2013 period was due to the increase in amortization expense of certain intangible assets, subject to amortization, acquired as a result of the Paulin Acquisition.

•

Interest expense, net, was $12.1 million in the second quarter of 2013 compared to $10.2 million in the second quarter of 2012. The increase in interest expense was primarily the result of the Company’s higher borrowing levels in both the $265.0 million aggregate principal amount of the senior notes due 2018 issued by the Company (the “10.875% Senior Notes”) and the Senior Facilities during the second quarter of 2013 compared to the same period of 2012.

The following analysis of results of operations includes a brief discussion of the factors that affected the Company’s operating results and a comparative analysis of the periods for the six months ended June 30, 2013 and 2012.

	Six Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2013	% of	2012	% of
(dollars in thousands)	Amount	Total	Amount	Total
Net sales	$336,630	100.0%	$275,614	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	173,984	51.7%	136,539	49.5%
Selling	48,965	14.5%	46,188	16.8%
Warehouse & delivery	37,155	11.0%	28,951	10.5%
General & administrative	22,032	6.5%	16,955	6.2%
Acquisition and integration expenses (a)	4,182	1.2%	464	0.2%
Depreciation	11,815	3.5%	11,507	4.2%
Amortization	11,005	3.3%	10,900	4.0%
Other expense	2,135	0.6%	334	0.1%

Income from operations	25,357	7.5%	23,776	8.6%
Interest expense, net	24,055	7.1%	20,327	7.4%
Interest expense on junior subordinated notes	6,305	1.9%	6,305	2.3%
Investment income on trust common securities	(189)	-0.1%	(189)	-0.1%

Loss before income taxes	(4,814)	-1.4%	(2,667)	-1.0%
Income tax benefit	(4,892)	-1.5%	(1,136)	-0.4%

Net income (loss)	$78	0.0%	$(1,531)	-0.6%

(a)	Represents charges for investment banking, legal and other professional fees incurred in connection with the Paulin Acquisition in 2013 and the Ook Acquisition in 2012.

The Six Months Ended June 30, 2013 vs the Six Months Ended June 30, 2012

Revenues

Net sales for the first six months of 2013 were $336.6 million, an increase of $61.0 million compared to net sales of $275.6 million for the first six months of 2012. The increase in revenue was primarily attributable to the newly acquired Paulin business which contributed approximately $58.9 million in incremental net sales to the first six months of 2013. Our national accounts and All Points businesses provided favorable revenue gains compared to the prior year, however a decline in retail activity and a reduced level of product penetration in the 2013 period resulted in revenue decreases from the prior year in our franchise and independent hardware accounts and regional accounts.

Expenses

Operating expenses were higher for the six months ended June 30, 2013 than the six months ended June 30, 2012. The primary reason for the increase in operating expenses was the inclusion of the newly acquired Paulin business in the first six months of 2013. The following changes in underlying trends impacted the change in operating expenses:

•

The Company’s cost of sales expense was $174.0 million, or 51.7% of net sales, in the first half of 2013, an increase of $37.5 million compared to $136.5 million, or 49.5% of net sales, in the first half of 2012. The cost of sales percentage in the 2013 period was higher than the comparable 2012 period as a result of the inclusion of the Paulin business which increased cost of sales by 2.7% expressed as a percent of sales.

•

Selling expense was $49.0 million, or 14.5% of net sales, in the first half of 2013, an increase of $2.8 million compared to $46.2 million, or 16.8% of net sales, in the first half of 2012. Selling expense of approximately $3.7 million was attributable to the new Paulin business in the first half of 2013. However, the reduction in base sales from Hillman’s regional and franchise and independent businesses resulted in less selling expense of approximately $0.9 million compared to the 2012 period. This favorable variance was primarily from reductions in salesman commissions, marketing and customer display costs.

•

Warehouse and delivery expense was $37.2 million, or 11.0% of net sales, in the first half of 2013, an increase of $8.2 million compared to warehouse and delivery expense of $29.0 million, or 10.5% of net sales, in the first half of 2012. Warehouse and delivery expense of approximately $7.6 million was attributable to the new Paulin business in the first half of 2013. The costs in the remaining Hillman businesses were up approximately $0.6 million from the prior year period primarily from increased warehouse lease cost and freight on customer shipments.

•

G&A expenses were $22.0 million in the first half of 2013, an increase of $5.0 million compared to $17.0 million in the first half of 2012. G&A expenses in the 2013 period included approximately $4.8 million in stock compensation cost and approximately $3.7 million in costs from the new Paulin business. G&A expenses in the first half of 2012 included approximately $2.9 million in legal expense incurred on the Hy-Ko Products patent infringement and antitrust cases.

•

Acquisition and integration costs were $4.2 million in the first half of 2013 primarily as a result of the Paulin Acquisition. The acquisition and integration costs were $0.5 million in the first half of 2012 as a result of the Ook Acquisition.

•

Amortization expense was $11.0 million in the first half of 2013 compared to $10.9 million in the first half of 2012. The slightly higher amount of amortization expense for the 2013 period was due to the additional amortization expense of certain intangible assets, subject to amortization, acquired as a result of the Paulin Acquisition.

•

Interest expense, net, was $24.1 million in the first half of 2013 compared to $20.3 million in the first half of 2012. The increase in interest expense was primarily the result of the Company’s higher borrowing levels in both the $265.0 million aggregate principal amount of the 10.875% Senior Notes and the Senior Facilities during the first half of 2013 compared to the same period of 2012.

Income Taxes

In the six month period ended June 30, 2013, the Company recorded an income tax benefit of $4.9 million on a pre-tax loss of $4.8 million. In the three month period ended June 30, 2013, the Company recorded an income tax benefit of $2.2 million on a pre-tax income of $2.4 million. The effective income tax rates were 101.6% and -93.2% for the six and three month periods ended June 30, 2013, respectively.

In the six month period ended June 30, 2012, the Company recorded an income tax benefit of $1.1 million on a pre-tax loss of $2.7 million. In the three month period ended June 30, 2012, the Company recorded an income tax provision of $0.6 million on pre-tax income of $1.7 million. The effective income tax rates were 42.6% and 36.3% for the six and three month periods ended June 30, 2012, respectively.

The difference between the effective income tax rate and the federal statutory rate in the six month and three month periods ended June 30, 2013 was affected by a valuation reserve recorded to offset the deferred tax assets of a foreign subsidiary. The effective income tax rate in the six month and three month periods ended June 30, 2013 was affected by the change, in the second quarter, of the estimated annual effective tax rate used to compute the interim tax provision as required by ASC 740-270, the accounting guidance established for computing income taxes in interim periods. The net effect of the change was recorded in the current period as required by the accounting standard. The effective income tax rate in the six month and three month periods ended June 30, 2013 was also affected by changes, in the second quarter, in certain state income tax rates used in computing the Company’s deferred tax assets and liabilities and a reduction of valuation reserves related to certain deferred tax assets. The remaining differences between the effective income tax rate and the federal statutory rate in the six month and three month periods ended June 30, 2013 was primarily due to state and foreign income taxes.

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

Liquidity and Capital Resources

Cash Flows

The statements of cash flows reflect the changes in cash and cash equivalents for the six months ended June 30, 2013 and the six months ended June 30, 2012 by classifying transactions into three major categories: operating, investing and financing activities.

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2013 of $1.0 million was the result of the net income adjusted for non-cash items of $22.9 million for depreciation, amortization, deferred taxes, deferred financing, stock-based compensation and non-cash interest which was offset by cash related adjustments of $21.9 million for routine operating activities represented by changes in accounts receivable, inventories, accounts payable, accrued liabilities and other assets. In the first six months of 2013, routine operating activities used cash through an increase in accounts receivable of $24.7 million, an increase in inventories of $2.9 million, a decrease in other accrued liabilities of $1.2 million and other items of $0.9 million. This was partially offset by a decrease in other assets of $2.0 million, an increase in accounts payable of $4.8 million, and an increase of $1.0 million in interest payable on the junior subordinated debentures. In the first six months of 2013, the increase in accounts receivable was the primary use of cash flow from operating activities for the period.

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

Investing Activities

Net cash used for investing activities was $118.0 million for the six months ended June 30, 2013. The Company used $103.4 million for the Paulin Acquisition. Capital expenditures for the six months totaled $14.6 million, consisting of $8.6 million for key duplicating machines, $1.7 million for engraving machines, $2.8 million for computer software and equipment and $1.5 million for machinery and equipment.

Net cash used for investing activities was $10.5 million for the six months ended June 30, 2012. Capital expenditures for the six months totaled $10.5 million, consisting of $5.2 million for key duplicating machines, $3.2 million for engraving machines, $1.9 million for computer software and equipment and $0.2 million for machinery and equipment.

Financing Activities

Net cash provided by financing activities was $72.4 million for the six months ended June 30, 2013. The borrowings on senior term loans provided $74.6 million, net of the discount of $2.2 million, and were used together with a portion of the recent borrowings on the 10.875% Senior Notes to pay the purchase price of the Paulin Acquisition and for other corporate purposes. In addition, the Company used cash to pay $1.8 million in principal payments on the senior term loans under the Senior Facilities and $0.5 million in principal payments on other credit obligations.

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

The Company’s working capital (current assets minus current liabilities) position of $233.7 million as of June 30, 2013 represents an increase of $39.8 million from the December 31, 2012 level of $193.9 million. The primary reason for the increase in working capital was from the inclusion of working capital provided in the Paulin Acquisition which was financed primarily from long-term debt.

Contractual Obligations

The Company’s contractual obligations in thousands of dollars as of June 30, 2013:

		Payments Due
Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Junior Subordinated Debentures (1)	$115,040	$—	$—	$—	$115,040
Interest on Jr Subordinated Debentures	174,297	12,231	24,463	24,463	113,140
Senior Term Loans	387,383	3,968	7,936	375,479	—
10.875% Senior Notes	265,000	—	—	265,000	—
KeyWorks License Agreement	3,027	442	837	778	970
Interest Payments (2)	205,802	45,279	90,095	70,045	383
Operating Leases	59,440	9,993	12,748	10,288	26,411
Deferred Compensation Obligations	4,049	2,889	—	—	1,160
Capital Lease Obligations	806	424	323	59	—
Other Obligations	1,494	627	693	174	—
Uncertain Tax Position Liabilities	3,578	1,535	—	—	2,043

Total Contractual Cash Obligations (3)	$1,219,916	$77,388	$137,095	$746,286	$259,147

(1)	The junior subordinated debentures liquidation value is approximately $108,704.
(2)	Interest payments for borrowings under the Senior Facilities and with regard to the 10.875% Senior Notes. Interest payments on the variable rate senior term loans were calculated using the actual interest rate of 4.25% as of June 30, 2013, excluding the possible impact of interest rate caps acquired in 2013. Interest payments on the 10.875% Senior Notes were calculated at their fixed rate.
(3)	All of the contractual obligations noted above are reflected on the Company’s condensed consolidated balance sheet as of June 30, 2013 except for the interest payments, purchase obligations and operating leases.

The Company has a purchase agreement with its supplier of key blanks which requires minimum purchases of 100 million key blanks per year. To the extent minimum purchases of key blanks are below 100 million, the Company must pay the supplier $0.0035 per key multiplied by the shortfall. Since the inception of the contract in 1998, the Company has purchased more than the requisite 100 million key blanks per year from the supplier. In 2009, the Company extended this contract for an additional four years. The Company anticipates an additional extension to the agreement will be entered into with this supplier in the third quarter of 2013.

As of June 30, 2013, the Company had no material purchase commitments for capital expenditures.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Borrowings

As of June 30, 2013, the Company had $26.5 million available under the Senior Facilities. The Company had approximately $388.2 million of outstanding debt under its Senior Facilities at June 30, 2013, consisting of $387.4 million in a term loan and $0.8 million in capitalized lease obligations. The term loan consisted of a $387.4 million Term B-2 Loan at an interest rate of 4.25%. The capitalized lease obligations were at various interest rates.

At June 30, 2013 and December 31, 2012, the Company’s borrowings were as follows:

	June 30, 2013			December 31, 2012
(dollars in thousands)	Facility Amount	Outstanding Amount	Interest Rate	Facility Amount	Outstanding Amount	Interest Rate
Term B-2 Loan		$387,383	4.25%		$312,375	5.00%
Revolving credit facility	$30,000	—	—	$30,000	—	—
Capital leases & other obligations		769	various		1,064	various

Total secured credit		388,152			313,439
10.875% Senior notes		265,000	10.875%		265,000	10.875%

Total borrowings		$653,152			$578,439

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

The Senior Facilities require the maintenance of a secured leverage ratio described above which limits the ability of the Company to incur debt, make investments, make dividend payments to holders of the Trust Preferred Securities or undertake certain other business activities. Upon the occurrence of an event of default under the credit agreements, all amounts outstanding, together with accrued interest, could be declared immediately due and payable by our lenders. Below are the calculations of the financial covenant, as amended on April 18, 2011, with the Senior Facilities requirement for the twelve trailing months ended June 30, 2013:

(dollars in thousands)	Actual	Ratio Requirement
Secured Leverage Ratio
Senior term loan balance	$387,383
Revolver	—
Capital leases and other credit obligations	769

Total debt	$388,152

Adjusted EBITDA (1)	$119,150
Leverage ratio (must be below requirement)	3.26	4.75

(1)	Adjusted EBITDA for the twelve months ended June 30, 2013 is defined as income from operations ($38,487), plus depreciation ($21,707), amortization ($21,629), stock compensation expense ($5,555), restructuring costs ($4,146), acquisition and integration costs ($5,468), litigation related costs ($8,394), foreign exchange losses ($3,011), management fees ($155), pro-forma EBITDA from the acquisition of Paulin ($8,947)(before cost synergies) and other ($1,651).

Critical Accounting Policies and Estimates

Significant accounting policies and estimates are summarized in the notes to the condensed consolidated financial statements. Some accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate. Management believes these estimates and assumptions are reasonable based on the facts and circumstances as of June 30, 2013, however, actual results may differ from these estimates under different assumptions and circumstances.

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

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to the impact of interest rate changes as borrowings under the Senior Facilities bear interest at variable interest rates. It is the Company’s policy to enter into interest rate swap and interest rate cap transactions only to the extent considered necessary to meet its objectives.

Based on the Company’s exposure to variable rate borrowings at June 30, 2013, after consideration of the Company’s interest rate cap agreements, a one percent (1%) change in the weighted average interest rate for a period of one year would change the annual interest expense by approximately $1.6 million.

The Company is exposed to foreign exchange rate changes of the Australian, Canadian and Mexican currencies as it impacts the $121.2 million tangible and intangible net asset value of its Australian, Canadian and Mexican subsidiaries as of June 30, 2013. The foreign subsidiaries net tangible assets were $74.4 million and the net intangible assets were $46.8 million as of June 30, 2013.

Item 4.

Controls and Procedures

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period ended June 30, 2013, in ensuring that material information relating to the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2013 and that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3. – Defaults Upon Senior Securities.

Not Applicable

Item 4. – Mine Safety Disclosures.

Not Applicable

Item 5. – Other Information.

Not Applicable

Item 6. – Exhibits.

a)	Exhibits, including those incorporated by reference.

3.1	Second Amended and Restated By-laws of The Hillman Companies, Inc. (incorporated by reference from the Company’s Current Report on Form 8-K filed on May 30, 2013).

4.1	Fifth Supplemental Indenture, governing the Permanent 10.875% Senior Notes due 2018, dated as of July 17, 2013, by and among The Hillman Group, Inc., the Guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference from the Company’s Amendment No. 2 to Form S-4 filed on July 17, 2013).

10.1	Amended and Restated Employment Agreement, dated as of May 23, 2013 and effective as of July 1, 2013, by and between The Hillman Group, Inc. and James P. Waters (incorporated by reference from the Company’s Current Report on Form 8-K filed on May 30, 2013).

10.2	Separation Agreement, dated as of May 28, 2013, by and among Max W. Hillman, Jr., The Hillman Group, Inc., and The Hillman Companies, Inc. (incorporated by reference from the Company’s Current Report on Form 8-K filed on May 30, 2013).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the Securities and Exchange Commission on August 14, 2013, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, (iv) Condensed Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2013 and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
**	This exhibit will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HILLMAN COMPANIES, INC.

/S/ ANTHONY A. VASCONCELLOS	/S/ HAROLD J. WILDER
Anthony A. Vasconcellos	Harold J. Wilder
Chief Financial Officer	Controller
(Chief Accounting Officer)

DATE: August 14, 2013