Form 10-Q
period 2013-09-30
HILLMAN COMPANIES INC
filed 2013-11-14
CIK 1029831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

On November 14, 2013, 5,000 shares of the Registrant’s common stock were issued and outstanding and 4,217,724 Trust Preferred Securities were issued and outstanding by the Hillman Group Capital Trust. The Trust Preferred Securities trade on the NYSE Amex under symbol HLM.Pr.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(dollars in thousands)

	September 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$26,371	$65,548
Restricted investments	2,889	846
Accounts receivable, net	106,006	62,344
Inventories	179,647	113,838
Deferred income taxes	10,983	10,464
Other current assets	10,452	8,506

Total current assets	336,348	261,546
Property and equipment, net	92,839	68,492
Goodwill	467,929	455,338
Other intangibles, net	368,377	366,644
Restricted investments	1,235	3,399
Deferred financing fees	10,563	12,858
Investment in trust common securities	3,261	3,261
Other assets	2,704	4,255

Total assets	$1,283,256	$1,175,793

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,417	$32,571
Current portion of senior term loans	3,968	3,200
Current portion of capitalized lease and other obligations	183	819
Interest payable on junior subordinated debentures	1,019	—
Accrued expenses:
Salaries and wages	8,241	9,351
Pricing allowances	6,179	4,057
Income and other taxes	3,354	2,492
Interest	9,805	2,868
Deferred compensation	2,889	846
Other accrued expenses	9,041	11,397

Total current liabilities	93,096	67,601
Long term senior term loans	379,404	307,727
Long term capitalized lease and other obligations	339	245
Long term senior notes	272,056	272,942
Junior subordinated debentures	114,991	115,132
Deferred compensation	1,235	3,399
Deferred income taxes	124,333	117,949
Other non-current liabilities	12,711	6,187

Total liabilities	998,165	891,182

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(dollars in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY (CONTINUED)	September 30, 2013	December 31, 2012
Common stock with put options:
Common stock, $.01 par, 5,000 shares authorized, 210.5 issued and outstanding at September 30, 2013 and 198.3 issued and outstanding at December 31, 2012	20,686	14,116

Commitments and contingencies
Stockholders’ Equity:
Preferred Stock:
Preferred stock, $.01 par, 5,000 shares authorized, none issued or outstanding at September 30, 2013 and at December 31, 2012	—	—
Common Stock:
Common stock, $.01 par, 5,000 shares authorized, 4,789.5 issued and outstanding at September 30, 2013 and 4,801.7 issued and outstanding at December 31, 2012	—	—
Additional paid-in capital	289,013	294,675
Accumulated deficit	(23,225)	(25,051)
Accumulated other comprehensive (loss) income	(1,383)	871

Total stockholders’ equity	264,405	270,495

Total liabilities and stockholders’ equity	$1,283,256	$1,175,793

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(dollars in thousands)

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
Net sales	$192,382	$148,169
Cost of sales (exclusive of depreciation and amortization shown separately below)	97,805	73,291
Selling, general and administrative expenses	58,619	50,812
Acquisition and integration expenses	1,362	343
Depreciation	5,759	4,945
Amortization	5,554	5,466
Management fees to related party	63	122
Other (income) expense	791	(391)

Income from operations	22,429	13,581
Interest expense, net	11,975	10,266
Interest expense on junior subordinated debentures	3,152	3,152
Investment income on trust common securities	(95)	(95)

Income before income taxes	7,397	258
Income tax provision (benefit)	5,649	(849)

Net income	$1,748	$1,107

Net income (from above)	$1,748	$1,107
Other comprehensive income:
Foreign currency translation adjustments	1,959	697

Total other comprehensive income	1,959	697

Comprehensive income	$3,707	$1,804

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(dollars in thousands)

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Net sales	$529,012	$423,783
Cost of sales (exclusive of depreciation and amortization shown separately below)	271,789	209,830
Selling, general and administrative expenses	166,771	142,906
Acquisition and integration expenses	5,544	807
Depreciation	17,574	16,452
Amortization	16,559	16,366
Management fees to related party	63	122
Other (income) expense	2,926	(57)

Income from operations	47,786	37,357
Interest expense, net	36,030	30,593
Interest expense on junior subordinated debentures	9,457	9,457
Investment income on trust common securities	(284)	(284)

Income (loss) before income taxes	2,583	(2,409)
Income tax provision (benefit)	757	(1,985)

Net income (loss)	$1,826	$(424)

Net income (loss) (from above)	$1,826	$(424)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(2,254)	1,186

Total other comprehensive (loss) income	(2,254)	1,186

Comprehensive (loss) income	$(428)	$762

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(dollars in thousands)

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Cash flows from operating activities:
Net income (loss)	$1,826	$(424)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	34,133	32,818
Dispositions of property and equipment	101	274
Deferred income tax expense (benefit)	394	(2,605)
Deferred financing and original issue discount amortization	1,854	1,616
Stock-based compensation expense	6,365	—
Other non-cash interest and change in value of interest rate swap	(391)	(578)
Changes in operating items:
Accounts receivable	(26,403)	(13,400)
Inventories	(10,758)	(15,327)
Other assets	2,261	(2,255)
Accounts payable	3,042	2,169
Interest payable on junior subordinated debentures	1,019	1,019
Other accrued liabilities	6,872	11,515
Other items, net	(94)	(1,560)

Net cash provided by operating activities	20,221	13,262

Cash flows from investing activities:
Paulin acquisition	(103,416)	—
Proceeds from sale of property and equipment	—	3
Capital expenditures	(27,090)	(17,325)

Net cash used for investing activities	(130,506)	(17,322)

Cash flows from financing activities:
Borrowings of senior term loans	76,800	—
Repayments of senior term loans	(2,784)	(2,400)
Discount on senior term loans	(2,152)	—
Borrowings of revolving credit loans	—	19,000
Repayments of revolving credit loans	—	(7,000)
Payment of additional acquisition consideration	—	(12,387)
Principal payments under capitalized lease obligations	(73)	(30)
Repayments of other credit obligations	(683)	—

Net cash provided by (used for) financing activities	71,108	(2,817)

Net decrease in cash and cash equivalents	(39,177)	(6,877)
Cash and cash equivalents at beginning of period	65,548	12,027

Cash and cash equivalents at end of period	$26,371	$5,150

Supplemental schedule of noncash activities:
Fixed assets acquired under capital lease	$214	$130

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(dollars in thousands)

				Accumulated
		Additional		Other	Total
	Common	Paid-in	Accumulated	Comprehensive	Stockholders’
	Stock	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2012	$—	$294,675	$(25,051)	$871	$270,495
Net income	—	—	1,826	—	1,826
FMV adjustment to common stock with put options	—	(5,662)	—	—	(5,662)
Change in cumulative foreign currency translation adjustment	—	—	—	(2,254)	(2,254)

Balance at September 30, 2013	$—	$289,013	$(23,225)	$(1,383)	$264,405

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

The accompanying unaudited condensed consolidated financial statements present information in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. Management believes the financial statements include all normal recurring accrual adjustments necessary for a fair presentation. Operating results for the nine month period ended September 30, 2013 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report filed on Form 10-K for the year ended December 31, 2012.

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

Use of Estimates in the Preparation of Financial Statements:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results may differ from estimates.

Accounts Receivable and Allowance for Doubtful Accounts:

The Company establishes the allowance for doubtful accounts using the specific identification method and also provides a reserve in the aggregate. The estimates for calculating the aggregate reserve are based on historical collection experience. Increases to the allowance for doubtful accounts result in a corresponding expense. The Company writes off individual accounts receivable when collection becomes improbable. The allowance for doubtful accounts was $747 at September 30, 2013 and $1,105 at December 31, 2012.

Property and Equipment and Accumulated Depreciation:

Property and equipment, including assets acquired under capital leases, are carried at cost and include expenditures for new facilities and major renewals. Maintenance and repairs are charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from their respective accounts, and the resulting gain or loss is reflected in income from operations. The accumulated depreciation was $56,644 at September 30, 2013 and $44,089 at December 31, 2012.

Shipping and Handling:

The costs incurred to ship product to customers, including freight and handling expenses, are included in selling, general and administrative (“SG&A”) expenses on the Company’s condensed consolidated statements of comprehensive income. The Company’s shipping and handling costs were $6,819 and $6,014 in the three month periods ended September 30, 2013 and 2012, respectively. The Company’s shipping and handling costs were $19,575 and $17,512 in the nine month periods ended September 30, 2013 and 2012, respectively.

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

On February 19, 2013, pursuant to the terms of the previously announced plan of arrangement dated December 17, 2012, the Company acquired all of the issued and outstanding Class A common shares of H. Paulin & Co., Limited (the “Paulin Acquisition”). The aggregate purchase price of the Paulin Acquisition was $103,416 paid in cash. On March 31, 2013, H. Paulin & Co., Limited was amalgamated with The Hillman Group Canada ULC and continues as a division operating under the trade name of H. Paulin & Co. (“Paulin”).

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

The following table reconciles the estimated fair value of the acquired assets and assumed liabilities to the total purchase price of the Paulin Acquisition:

Accounts receivable	$17,259
Inventory	55,051
Other current assets	2,656
Property and equipment	14,937
Goodwill	13,041
Intangibles	18,814

Total assets acquired	121,758
Less:
Deferred income taxes	5,832
Liabilities assumed	12,510

Total purchase price	$103,416

The excess of the purchase price over the net assets has been preliminarily allocated to goodwill and intangible assets pending final valuation by an independent appraisal. The Company is determining whether or not to make a Section 338(g) election which will impact the deductibility of goodwill for tax purposes.

The following table indicates the pro-forma financial statements of the Company for the three and nine months ended September 30, 2013 and 2012. The pro-forma financial statements give effect to the acquisition of Paulin as if it had occurred on January 1, 2012:

	(Unaudited) Three Months Ended Sept. 30, 2013	(Unaudited) Nine Months Ended Sept. 30, 2013	(Unaudited) Three Months Ended Sept. 30, 2012	(Unaudited) Nine Months Ended Sept. 30, 2012
Net Sales	$192,382	$544,942	$183,264	$537,226
Net Income	1,748	1,361	420	517

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

Definite - lived intangible assets are amortized over their useful lives and are subject to impairment testing. The values assigned to intangible assets in connection with the Paulin Acquisition were determined by management pending independent appraisal. The Paulin intangible asset values may be adjusted by management for any changes upon completion of the independent appraisal. Other intangibles, net, as of September 30, 2013 and December 31, 2012 consist of the following:

	Estimated Useful Life (Years)	September 30, 2013	December 31, 2012
Customer relationships	20	$341,837	$328,382
Trademarks - All Others	Indefinite	54,226	49,413
Trademarks - TagWorks	5	240	240
Patents	5-20	20,250	20,250
Quick Tag license	6	11,500	11,500
Laser Key license	5	1,250	1,250
KeyWorks license	10	4,100	4,100
Non-compete agreements	5-10	4,450	4,450
Lease agreement	0.5	240	240

Intangible assets, gross		438,093	419,825
Less: Accumulated amortization		69,716	53,181

Other intangibles, net		$368,377	$366,644

The amortization expense for amortizable intangible assets was $5,554 and $5,466 for the three month periods ended September 30, 2013 and 2012, respectively. The amortization expense for amortizable assets was $16,559 and $16,366 for the nine month periods ended September 30, 2013 and 2012, respectively. The amortization expense for amortizable assets for the year ended December 31, 2013 is estimated to be $22,104. For the years ended December 31, 2014, 2015, 2016, 2017, and 2018, the amortization expense for amortizable assets is estimated to be $22,217, $21,556, $19,625, $18,771 and $18,771, respectively.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

6.	Commitments and Contingencies:

The Company self-insures its product liability, automotive, workers’ compensation and general liability losses up to $250 per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences in excess of $250 up to $40,000. The two risk areas involving the most significant accounting estimates are workers’ compensation and automotive liability. Actuarial valuations performed by the Company’s outside risk insurance expert were used by the Company’s management to form the basis for workers’ compensation and automotive liability loss reserves. The actuary contemplated the Company’s specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected from development of these claims, as well as for incurred but not yet reported claims. The Company believes the liability of approximately $1,514 recorded for such risk insurance reserves is adequate as of September 30, 2013.

As of September 30, 2013, the Company has provided certain vendors and insurers letters of credit aggregating $3,481 related to its product purchases and insurance coverage of product liability, workers’ compensation and general liability.

The Company self-insures its group health claims up to an annual stop loss limit of $200 per participant. Aggregate coverage is maintained for annual group health insurance claims in excess of 125% of expected claims. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves. Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claim data and certain actuarial assumptions. The Company believes the liability of approximately $2,128 recorded for such group health insurance reserves is adequate as of September 30, 2013.

On October 1, 2013, the Company filed a complaint against Minute Key Inc., a manufacturer of fully-automatic, self-service key duplication kiosks, in the United States District Court for the Southern District of Ohio Western Division, seeking a declaratory judgment of non-infringement and invalidity of a U.S. patent issued to Minute Key Inc. on September 10, 2013. The Company’s filing against Minute Key Inc. was in response to a letter dated September 10, 2013 in which Minute Key Inc. alleged that the Company’s FastKey product infringes the newly-issued patent.

On October 23, 2013, Minute Key Inc. filed an answer and counterclaim against the Company alleging patent infringement and requesting that the court dismiss the Company’s complaint and enter judgment against the Company that the Company is willfully and deliberately infringing the patent, granting a permanent injunction, and awarding unspecified monetary damages to Minute Key Inc.

Because the lawsuit is in a preliminary stage, it is not yet possible to assess the impact, if any, that the lawsuit will have on the Company. However, the Company believes that it has a meritorious claim and meritorious defenses to the counterclaim and intends to pursue the lawsuit vigorously.

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

Gregory Mann and Gabrielle Mann are employed by the All Points subsidiary of Hillman. All Points leases an industrial warehouse and office facility from companies under the control of the Manns. The Company has recorded rental expense for the lease of this facility on an arm’s length basis. The rental expense for the lease of this facility was $82 for each of the three month periods ended September 30, 2013 and 2012. The rental expense for the lease of this facility was $247 for each of the nine month periods ended September 30, 2013 and 2012.

In connection with the Paulin Acquisition, the Company entered into three leases for five properties containing industrial warehouse, manufacturing plant, and office facilities on February 19, 2013. The owners of the properties under one lease are relatives of Richard Paulin, who is employed by The Hillman Group Canada ULC, and the owner of the properties under the other two leases is a company which is owned by Richard Paulin and certain of his relatives. The Company has recorded rental expense for the three leases on an arm’s length basis. The rental expense for the three leases was $205 and $479 for the three and nine month periods ended September 30, 2013, respectively.

8.	Income Taxes:

The Company’s policy is to estimate income taxes for interim periods based on estimated annual effective tax rates. These are derived, in part, from expected pre-tax income. Accordingly, the Company applied an estimated annual effective tax rate to the interim period pre-tax income in the nine and three month periods ended September 30, 2013 and 2012 to calculate the income tax provision / benefit in accordance with the principal method prescribed by ASC 740-270, the accounting guidance established for computing income taxes in interim periods.

The effective income tax rates were 29.3% and 82.4% for the nine month periods ended September 30, 2013 and 2012, respectively. The effective income tax rates were 76.4% and -329.1% for the three month periods ended September 30, 2013 and 2012, respectively. The effective income tax rate differed from the federal statutory rate in the nine and three month periods ended September 30, 2013 and 2012 due in part to the reversal of a reserve recorded for unrecognized tax benefits due to the expiration of the statute of limitations for an earlier tax period. The difference is also due in part to a valuation reserve recorded to offset the deferred tax assets of a foreign subsidiary. The effective income tax rate differed from the federal statutory rate in the nine month period ended September 30, 2013 due in part to a tax benefit caused by the effect of changes in certain state income tax rates on the Company’s deferred tax assets and liabilities and the reduction of valuation reserves related to certain deferred tax assets. The remaining differences between the federal statutory rate and the effective tax rate in the nine and three month periods ended September 30, 2013 and 2012 were primarily due to state and foreign income taxes.

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

Effective February 14, 2013, the Company completed an amendment to the credit agreement governing its Senior Facilities. The Senior Facilities amendment modified the term loan pricing to reduce the EuroDollar margin by 50 basis points to 3.00% and reduce the EuroDollar floor on EuroDollar loans by an additional 25 basis points to 1.25%. This amendment modified the term loan pricing to reduce the base rate margin by 50 basis points to 2.00% and reduce the floor on base rate loans by an additional 25 basis points to 2.25%. This amendment also extends the maturity date of the Senior Facilities by one year to May 28, 2017. As of September 30, 2013, the actual interest rate was 4.25% on the variable rate senior term loans.

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

The Senior Facilities contain financial and operating covenants which require the Company to maintain certain financial ratios, including a secured leverage ratio. This debt agreement provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, cross-defaults, bankruptcy events, failure to pay judgments, attachment of its assets, change of control and the issuance of an order of dissolution. Certain of these events of default are subject to notice and cure periods or materiality thresholds. The occurrence of an event of default permits the lenders under the Senior Facilities to accelerate repayment of all amounts due. The Company was in compliance with all provisions and covenants of the amended Senior Facilities as of September 30, 2013.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

10.	Common and Preferred Stock:

The Hillman Companies has one class of common stock, with 5,000 shares authorized and issued as of September 30, 2013. All outstanding shares of Hillman Companies’ common stock are owned by Holdco.

Under the terms of the Stockholders Agreement for the Holdco common stock, management shareholders have the ability to put their shares back to Holdco under certain conditions, including death or disability. ASC 480-10-S99 requires shares to be classified outside of permanent equity if they can be redeemed and the redemption is not solely within the control of the issuer. Further, if it is determined that redemption of the shares is probable, the shares are marked to redemption value which equals fair value at each balance sheet date with the change in fair value recorded in additional paid-in capital. Accordingly, the 210.5 shares of common stock held by management are recorded outside permanent equity and have been adjusted to the fair value of $20,686 as of September 30, 2013.

The Hillman Companies has one class of preferred stock, with 5,000 shares authorized and none issued or outstanding as of September 30, 2013.

11.	Stock-Based Compensation:

Effective May 28, 2010, Holdco established the OHCP HM Acquisition Corp. 2010 Stock Option Plan, as amended (the “Option Plan”), pursuant to which Holdco may grant options for up to an aggregate of 47,489 shares of its common stock. The Option Plan is administered by a committee of the Holdco board of directors. Such committee determines the terms of each option grant under the Option Plan, except that the exercise price of any granted option may not be lower than the fair market value of one share of common stock of Holdco as of the date of grant.

Under the Option Plan, Holdco granted options for up to 32,284 shares in 2010, 1,030 shares in 2011, 7,375 shares in 2012 and 6,800 shares during the nine months ended September 30, 2013. The options were granted with an exercise price which was equal to the grant date fair value of the underlying securities. As of September 30, 2013, options for a total of 3,761 shares have been cancelled and options for eight shares have been exercised.

Option holders are not required by the terms of the Option Agreement or the Stockholders Agreement to hold the shares for any period of time following exercise. Liability classification is required because this arrangement permits the holders to put the shares back without being exposed to the risks and rewards of the shares for a reasonable period of time. Consistent with past practice, the Company has elected to use the intrinsic value method to value the options. The stock option liability was $6,947 as of September 30, 2013.

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

At September 30, 2013, the 2010 Swap had no value. The fair value of the 2010 Swap was $(418) as of December 31, 2012 and was reported on the condensed consolidated balance sheet in other current liabilities. The 2013 adjustments of $418 to the fair value of the 2010 Swap were recorded as a reduction in interest expense in the statement of comprehensive income for the favorable change in fair value since December 31, 2012.

Interest Rate Cap Agreements - On May 20, 2013, the Company entered into an Interest Rate Cap Agreement (the “2013 Rate Cap No. 1”) with a two-year term for a notional amount of $150,000 and the maximum LIBOR interest rate set at 1.25%. 2013 Rate Cap No. 1 became effective on May 28, 2013 and is scheduled to mature on May 28, 2015.

On May 20, 2013, the Company entered into an Interest Rate Cap Agreement (the “2013 Rate Cap No. 2”) with a two-year term for a notional amount of $75,000 and the maximum LIBOR interest rate set at 1.25%. 2013 Rate Cap No. 2 became effective on May 28, 2013 and is scheduled to mature on May 28, 2015.

As of September 30, 2013, the fair value of the interest rate caps of $107 was reported on the condensed consolidated balance sheet in non-current other assets. The Company’s interest rate cap agreements did not qualify for hedge accounting treatment because they did not meet the provisions specified in ASC 815, Derivatives and Hedging, (“ASC 815”). Accordingly, the unrealized gain on these derivatives was recognized in current earnings in other expense.

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

As of September 30, 2013, each of the 2012 metal swap agreements have expired and have no value.

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

During the third quarter of 2013, the Company entered into nineteen (19) foreign currency forward contracts (the “3Q 2013 FX Contracts”) with maturity dates ranging from October 2013 to April 2014 and a total notional amount of C$12,500. The 3Q 2013 FX Contracts fixed the Canadian to US dollar forward exchange rate at points ranging from 1.0332 to 1.0576. The purpose of the 3Q 2013 FX Contracts was to manage the Company’s exposure to fluctuations in the exchange rate of the Canadian dollar. The Company’s FX Contracts did not qualify for hedge accounting treatment because they did not meet the provisions specified in ASC 815. Accordingly, the gain or loss on these derivatives was recognized in current earnings.

The 3Q 2013 FX Contracts were reported on the condensed consolidated balance sheet in other current liabilities and an increase in other expense of $157 was recorded in the statement of comprehensive income for the unfavorable change in fair value as of September 30, 2013.

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

The following tables set forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the periods ended September 30, 2013 and December 31, 2012, by level, within the fair value hierarchy:

	As of September 30, 2013
	Level 1	Level 2	Level 3	Total
Trading securities	$4,124	$—	$—	$4,124
Interest rate caps	—	107	—	107
Foreign exchange forward contracts	—	(157)	—	(157)

	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
Trading securities	$4,245	$—	$—	$4,245
Interest rate swap	—	(418)	—	(418)
Foreign exchange forward contracts	—	(1,475)		(1,475)
Metal commodity swaps	—	(11)		(11)

Trading securities are valued using quoted prices on an active exchange. Trading securities represent assets held in a Rabbi Trust to fund deferred compensation liabilities and are included as restricted investments on the accompanying condensed consolidated balance sheets.

For the three months ended September 30, 2013 and 2012, the unrealized gains on these securities of $148 and $137, respectively, were recorded as other income. For the nine months ended September 30, 2013 and 2012, the unrealized gains on these securities of $217 and $305, respectively, were recorded as other income. An offsetting entry for the same amount, adjusting the deferred compensation liability and compensation expense within SG&A, was also recorded.

The Company utilizes interest rate cap and interest rate swap contracts to manage its targeted mix of fixed and floating rate debt, and these contracts are valued using observable benchmark rates at commonly quoted intervals for the full term of the cap and swap contracts.

As of September 30, 2013, the interest rate caps were included in other non-current assets on the accompanying condensed consolidated balance sheet. The 2010 Swap expired in May 2013 and was included in other current liabilities as of December 31, 2012 on the accompanying condensed consolidated balance sheet.

The Company utilizes foreign exchange forward contracts to manage its exposure to currency fluctuations in the Canadian dollar versus the U.S. dollar. The forward contracts were valued using observable benchmark rates at commonly quoted intervals during the term of the forward contract. As of September 30, 2013, the foreign exchange forward contracts were included in other non-current liabilities on the accompanying condensed consolidated balance sheet. The foreign exchange forward contract included in other current liabilities as of December 31, 2012 was completed on February 19, 2013 in connection with the Paulin Acquisition.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

13.	Fair Value Measurements (continued):

The Company utilizes metal commodity swap contracts to manage its exposure to price fluctuations in metal commodities used in its key products and these swaps are valued using observable benchmark rates at commonly quoted intervals for the full term of the swaps. As of September 30, 2013, the metal commodity swaps expired and were included in both other current assets and liabilities as of December 31, 2012 on the accompanying condensed consolidated balance sheet.

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short term maturity of these instruments and the carrying value of the variable rate senior term loans approximates fair value as the interest rate is variable and approximates current market rates. As a result, the fair value measurement of the Company’s senior term loans is considered to be Level 2.

14.	Acquisition and Integration Expenses:

For the three and nine months ended September 30, 2013, the Company incurred $1,362 and $5,544 of expenses, respectively, in connection with the Paulin Acquisition.

For the three and nine months ended September 30, 2012, the Company incurred $343 and $807 of expenses, respectively, in connection with the acquisition of the Ook brand of picture hangers and related products on December 1, 2011.

15.	Segment Reporting:

The Company’s segment reporting structure uses the Company’s management reporting structure as the foundation for how the Company manages its business. The Company periodically evaluates its segment reporting structure in accordance with ASC 350-20-55 and has concluded that it has five reportable segments as of September 30, 2013. During the first nine months of 2013, the operations of the Paulin Acquisition were combined into the operations of the Canada segment. The United States segment, excluding All Points, and the Canada segment are the only segments considered material by the Company’s management as of September 30, 2013. The segments are as follows:

•	United States – excluding the All Points division

•	All Points

•	Canada

•	Mexico

•	Australia

The United States segment distributes fasteners and related hardware items, threaded rod, keys, key duplicating systems and accessories, and identification items, such as tags and letters, numbers and signs to hardware stores, home centers, mass merchants, and other retail outlets primarily in the United States. This segment also provides innovative pet ID tag programs to a leading pet products chain retailer using a unique, patent-protected / patent-pending technology and product portfolio.

The All Points segment is a Florida based distributor of commercial and residential fasteners catering to the hurricane protection industry in the southern United States. All Points has positioned itself as a major supplier to manufacturers of railings, screen enclosures, windows and hurricane shutters.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

15.	Segment Reporting (continued):

The Canada segment distributes fasteners and related hardware items, threaded rod, keys, key duplicating systems and accessories, and identification items, such as tags and letters, numbers and signs to hardware stores, home centers, mass merchants, and other retail outlets and industrial Original Equipment Manufacturers (“OEM”) in Canada. Our Canada segment also produces fasteners, stampings, fittings and processes threaded parts for automotive suppliers, industrial OEM’s and industrial distributors.

The Mexico segment distributes fasteners and related hardware items to hardware stores, home centers, mass merchants, and other retail outlets in Mexico.

The Australia segment distributes keys, key duplicating systems and accessories to home centers and other retail outlets in Australia.

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

The table below presents revenues and income from operations for our reportable segments for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Revenues
United States excluding All Points	$147,750	$137,215	$409,446	$393,564
All Points	6,057	5,992	16,591	15,616
Canada	36,776	3,271	97,161	9,568
Mexico	1,583	1,547	5,253	4,558
Australia	216	144	561	477

Total revenues	$192,382	$148,169	$529,012	$423,783

Segment Income (Loss) from Operations
United States excluding All Points	$19,047	$13,634	$41,199	$37,291
All Points	553	443	1,537	856
Canada	2,860	(566)	5,277	(999)
Mexico	64	216	576	605
Australia	(95)	(146)	(803)	(396)

Total income from operations	$22,429	$13,581	$47,786	$37,357

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

15.	Segment Reporting (continued):

Assets by segment as of September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013	December 31, 2012
Assets
United States excluding All Points	$939,639	$1,133,824
All Points	10,398	7,298
Canada	313,722	15,477
Mexico	17,836	17,816
Australia	1,661	1,378

Total Assets	$1,283,256	$1,175,793

16.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information:

The 10.875% Senior Notes, of which $265,000 aggregate principal amount was outstanding as of September 30, 2013, were issued by Hillman Group and are fully and unconditionally guaranteed on a joint and several basis by the Company and certain of Company’s wholly owned subsidiaries. The non-guarantor information presented represents our Australian, Canadian and Mexican subsidiaries.

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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

16.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Statements of Comprehensive Income (Unaudited)

For the three months ended September 30, 2013

(Amounts in thousands)

	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust- ments	Consolidated
Net sales	$—	$144,589	$9,218	$38,575	$—	$192,382
Cost of sales (exclusive of depreciation and amortization shown below)	—	68,492	6,574	22,739	—	97,805
Selling, general and administrative expenses	1,672	43,576	1,792	11,579	—	58,619
Acquisition and integration expenses	—	639	11	712	—	1,362
Depreciation	—	5,276	21	462	—	5,759
Amortization	4,515	772	—	267	—	5,554
Intercompany administrative (income) expense	—	(88)	—	88	—	—
Management fees to related party	—	63	—	—	—	63
Other (income) expense, net	(148)	987	53	(101)	—	791

Income (loss) from operations	(6,039)	24,872	767	2,829	—	22,429
Intercompany interest (income) expense	(3,058)	3,058	—	—	—	—
Interest expense, net	(49)	10,208	—	1,816	—	11,975
Interest expense on junior subordinated debentures	3,152	—	—	—	—	3,152
Investment income on trust common securities	(95)	—	—	—	—	(95)

Income (loss) before equity in subsidiaries’ income	(5,989)	11,606	767	1,013	—	7,397
Equity in subsidiaries’ income (loss)	14,679	3,073	—	—	(17,752)	—

Income (loss) before income taxes	8,690	14,679	767	1,013	(17,752)	7,397
Income tax provision (benefit)	6,942	—	(2,240)	947	—	5,649

Net income (loss)	$1,748	$14,679	$3,007	$66	$(17,752)	$1,748

Other comprehensive income (loss):
Foreign currency translation adjustments	—	2,122	—	(163)	—	1,959

Total comprehensive income (loss)	$1,748	$16,801	$3,007	$(97)	$(17,752)	$3,707

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

16.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Statements of Comprehensive Income (Unaudited)

For the three months ended September 30, 2012

(Amounts in thousands)

	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust- ments	Consolidated
Net sales	$—	$137,215	$5,992	$4,962	$—	$148,169
Cost of sales (exclusive of depreciation and amortization shown separately below)	—	64,803	4,590	3,898	—	73,291
Selling, general and administrative expenses	137	47,872	949	1,854	—	50,812
Acquisition and integration expenses	—	343	—	—	—	343
Depreciation	—	4,905	20	20	—	4,945
Amortization	4,515	853	—	98	—	5,466
Intercompany administrative (income) expense	—	(87)	—	87	—	—
Management and transaction fees to related party	—	122	—	—	—	122
Other (income) expense, net	(166)	284	(10)	(499)	—	(391)

Income (loss) from operations	(4,486)	18,120	443	(496)	—	13,581
Intercompany interest (income) expense	(3,058)	3,058	—	—	—	—
Interest expense, net	(43)	10,305	—	4	—	10,266
Interest expense on junior subordinated debentures	3,152	—	—	—	—	3,152
Investment income on trust common securities	(95)	—	—	—	—	(95)

Income (loss) before equity in subsidiaries’ income	(4,442)	4,757	443	(500)	—	258
Equity in subsidiaries’ income (loss)	4,196	(172)	—	—	(4,024)	—

Income (loss) before income taxes	(246)	4,585	443	(500)	(4,024)	258
Income tax provision (benefit)	(1,353)	389	195	(80)	—	(849)

Net income (loss)	$1,107	$4,196	$248	$(420)	$(4,024)	$1,107

Other comprehensive income:
Foreign currency translation adjustments	—	—	—	697	—	697

Total comprehensive income (loss)	$1,107	$4,196	$248	$277	$(4,024)	$1,804

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

16.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Statements of Comprehensive Income (Unaudited)

For the nine months ended September 30, 2013

(Amounts in thousands)

	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust- ments	Consolidated
Net sales	$—	$401,351	$24,686	$102,975	$—	$529,012
Cost of sales (exclusive of depreciation and amortization shown separately below)	—	191,012	17,719	63,058	—	271,789
Selling, general and administrative expenses	6,582	125,874	4,816	29,499	—	166,771
Acquisition and integration expenses	—	2,936	62	2,546	—	5,544
Depreciation	—	16,409	56	1,109	—	17,574
Amortization	13,544	2,315	—	700	—	16,559
Intercompany administrative (income) expense	—	(261)	—	261	—	—
Management and transaction fees to related party	—	63	—	—	—	63
Other (income) expense, net	(217)	2,434	(43)	752	—	2,926

Income (loss) from operations	(19,909)	60,569	2,076	5,050	—	47,786
Intercompany interest (income) expense	(9,174)	9,178	—	(4)	—	—
Interest expense, net	(141)	31,638	—	4,533	—	36,030
Interest expense on junior subordinated debentures	9,457	—	—	—	—	9,457
Investment income on trust common securities	(284)	—	—	—	—	(284)

Income (loss) before equity in subsidiaries’ income	(19,767)	19,753	2,076	521	—	2,583
Equity in subsidiaries’ income (loss)	22,229	2,476	—	—	(24,705)	—

Income (loss) before income taxes	2,462	22,229	2,076	521	(24,705)	2,583
Income tax provision (benefit)	636	—	(1,300)	1,421	—	757

Net income (loss)	$1,826	$22,229	$3,376	$(900)	$(24,705)	$1,826

Other comprehensive income (loss):
Foreign currency translation adjustments	—	(2,100)	—	(154)	—	(2,254)

Total comprehensive income (loss)	$1,826	$20,129	$3,376	$(1,054)	$(24,705)	$(428)

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

16.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Statements of Comprehensive Income (Unaudited)

For the nine months ended September 30, 2012

(Amounts in thousands)

	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust- ments	Consolidated
Net sales	$—	$393,564	$15,616	$14,603	$—	$423,783
Cost of sales (exclusive of depreciation and amortization shown separately below)	—	188,113	11,946	9,771	—	209,830
Selling, general and administrative expenses	305	134,372	2,755	5,474	—	142,906
Acquisition and integration expenses	—	807	—	—	—	807
Depreciation	—	16,321	70	61	—	16,452
Amortization	13,544	2,526	—	296	—	16,366
Intercompany administrative (income) expense	—	(260)	—	260	—	—
Management and transaction fees to related party	—	122	—	—	—	122
Other (income) expense, net	(334)	757	(11)	(469)	—	(57)

Income (loss) from operations	(13,515)	50,806	856	(790)	—	37,357
Intercompany interest (income) expense	(9,174)	9,174	—	—	—	—
Interest expense, net	(235)	30,824	—	4	—	30,593
Interest expense on junior subordinated debentures	9,457	—	—	—	—	9,457
Investment income on trust common securities	(284)	—	—	—	—	(284)

Income (loss) before equity in subsidiaries’ income	(13,279)	10,808	856	(794)	—	(2,409)
Equity in subsidiaries’ income (loss)	9,381	(232)	—	—	(9,149)	—

Income (loss) before income taxes	(3,898)	10,576	856	(794)	(9,149)	(2,409)
Income tax provision (benefit)	(3,474)	1,195	393	(99)	—	(1,985)

Net income (loss)	$(424)	$9,381	$463	$(695)	$(9,149)	$(424)

Other comprehensive income:
Foreign currency translation adjustments	—	—	—	1,186	—	1,186

Total comprehensive income (loss)	$(424)	$9,381	$463	$491	$(9,149)	$762

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

16.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Balance Sheet (Unaudited)

As of September 30, 2013

(Amounts in thousands)

	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust- ments	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$1	$16,399	$1,418	$8,553	$—	$26,371
Restricted investments	2,889	—	—	—	—	2,889
Accounts receivable, net	—	87,925	932	17,149	—	106,006
Inventories	—	107,379	9,100	63,522	(354)	179,647
Deferred income taxes	9,309	—	1,196	1,325	(847)	10,983
Other current assets	—	7,817	188	2,447	—	10,452

Total current assets	12,199	219,520	12,834	92,996	(1,201)	336,348
Intercompany notes receivable	105,446	101,942	—	(101,942)	(105,446)	—
Intercompany interest receivable	9,174	4,526	—	—	(13,700)	—
Investments in subsidiaries	(652,522)	28,123	507	271,803	352,089	—
Property and equipment, net	—	78,325	382	14,132	—	92,839
Goodwill	418,947	24,512	3,090	21,100	280	467,929
Other intangibles, net	298,288	43,731	250	26,108	—	368,377
Restricted investments	1,235	—	—	—	—	1,235
Deferred income taxes	24,325	—	668	(383)	(24,610)	—
Deferred financing fees	—	10,563	—	—	—	10,563
Investment in trust common securities	3,261	—	—	—	—	3,261
Other assets	—	2,281	25	398	—	2,704

Total assets	$220,353	$513,523	$17,756	$324,212	$207,412	$1,283,256

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$31,117	$1,544	$15,756	$—	$48,417
Current portion of senior term loans	—	3,968	—	—	—	3,968
Current portion of capitalized lease and other obligations	—	183	—	—	—	183
Interest payable on junior subordinated debentures	1,019	—	—	—	—	1,019
Intercompany interest payable	—	9,174	—	4,526	(13,700)	—
Accrued expenses:
Salaries and wages	—	6,215	163	1,863	—	8,241
Pricing allowances	—	3,471	3	2,705	—	6,179
Income and other taxes	(476)	2,782	(569)	1,617	—	3,354
Interest	—	9,805	—	—	—	9,805
Deferred compensation	2,889	—	—	—	—	2,889
Other accrued expenses	—	6,588	198	2,255	—	9,041

Total current liabilities	3,432	73,303	1,339	28,722	(13,700)	93,096

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

16.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Balance Sheet (Unaudited)

As of September 30, 2013

(Amounts in thousands)

	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust- ments	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY(CONTINUED)
Intercompany debt payable	—	105,446	—	—	(105,446)	—
Long term senior term loans	—	379,404	—	—	—	379,404
Long term portion of capitalized leases	—	339	—	—	—	339
Long term senior notes	—	272,056	—	—	—	272,056
Junior subordinated debentures	114,991	—	—	—	—	114,991
Deferred compensation	1,235	—	—	—	—	1,235
Deferred income taxes, net	139,986	—	207	9,597	(25,457)	124,333
Other non-current liabilities	7,079	5,632	—	—	—	12,711

Total liabilities	266,723	836,180	1,546	38,319	(144,603)	998,165

Common stock with put options:
Common stock, $.01 par, 5,000 shares authorized, 210.5 issued and outstanding at September 30, 2013	20,686	—	—	—	—	20,686
Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock:
Preferred stock, $.01 par, 5,000 shares authorized, none issued and outstanding at September 30, 2013	—	—	—	—	—	—
Common Stock:
Common stock, $.01 par, 5,000 shares authorized, 4,789.5 issued and outstanding at September 30, 2013	—	—	50	—	(50)	—
Additional paid-in capital	112,508	(130,734)	11,711	293,717	1,811	289,013
Accumulated deficit	(179,564)	(189,823)	4,449	(3,358)	345,071	(23,225)
Accumulated other comprehensive (loss) income	—	(2,100)	—	(4,466)	5,183	(1,383)

Total stockholders’ equity	(67,056)	(322,657)	16,210	285,893	352,015	264,405

Total liabilities and stockholders’ equity	$220,353	$513,523	$17,756	$324,212	$207,412	$1,283,256

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

16.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Balance Sheet (Unaudited)

As of December 31, 2012

(Amounts in thousands)

	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust- ments	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$1	$62,917	$429	$2,201	$—	$65,548
Restricted investments	846	—	—	—	—	846
Accounts receivable, net	—	65,916	6,473	(10,045)	—	62,344
Inventories	—	105,028	4,678	4,404	(272)	113,838
Deferred income taxes	10,359	—	610	221	(726)	10,464
Other current assets	—	6,526	145	1,835	—	8,506

Total current assets	11,206	240,387	12,335	(1,384)	(998)	261,546
Intercompany notes receivable	105,446	—	—	—	(105,446)	—
Investments in subsidiaries	(637,376)	27,204	—	—	610,172	—
Property and equipment, net	—	67,902	191	399	—	68,492
Goodwill	418,946	24,512	58	11,542	280	455,338
Other intangibles, net	311,832	46,047	250	8,515	—	366,644
Restricted investments	3,399	—	—	—	—	3,399
Deferred income taxes	29,492	—	(411)	977	(30,058)	—
Deferred financing fees	—	12,858	—	—	—	12,858
Investment in trust common securities	3,261	—	—	—	—	3,261
Other assets	—	3,521	25	709	—	4,255

Total assets	$246,206	$422,431	$12,448	$20,758	$473,950	$1,175,793

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$31,873	$517	$181	$—	$32,571
Current portion of senior term loans	—	3,200	—	—	—	3,200
Current portion of capitalized lease and other obligations	—	819	—	—	—	819
Additional acquisition consideration	—	—	—	—	—	—
Accrued expenses:
Salaries and wages	—	8,930	217	204	—	9,351
Pricing allowances	—	3,457	3	597	—	4,057
Income and other taxes	(625)	2,447	25	645	—	2,492
Interest	—	2,868	—	—	—	2,868
Deferred compensation	846	—	—	—	—	846
Other accrued expenses	—	9,822	40	1,535	—	11,397

Total current liabilities	221	63,416	802	3,162	—	67,601

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

16.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Balance Sheet (Unaudited)

As of December 31, 2012

(Amounts in thousands)

	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust- ments	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY (CONTINUED)
Intercompany debt payable	—	105,446	—	—	(105,446)	—
Long term senior term loans	—	307,727	—	—	—	307,727
Long term portion of capitalized lease and other obligations	—	245	—	—	—	245
Long term senior notes	—	272,942	—	—	—	272,942
Junior subordinated debentures	115,132	—	—	—	—	115,132
Deferred compensation	3,399	—	—	—	—	3,399
Deferred income taxes, net	146,042	—	219	2,472	(30,784)	117,949
Other non-current liabilities	714	5,473	—	—	—	6,187

Total liabilities	265,508	755,249	1,021	5,634	(136,230)	891,182

Common stock with put options:
Common stock, $.01 par, 5,000 shares authorized, 198.3 issued and outstanding at December 31, 2012	14,116	—	—	—	—	14,116
Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock:
Preferred stock, $.01 par, 5,000 shares authorized, none issued and outstanding at December 31, 2012	—	—	—	—	—	—
Common Stock:
Common stock, $.01 par, 5,000 shares authorized, 4,801.7 issued and outstanding at December 31, 2012	—	—	50	—	(50)	—
Additional paid-in capital	117,261	(131,642)	10,304	17,192	281,560	294,675
Accumulated deficit	(150,679)	(201,176)	1,073	(2,458)	328,189	(25,051)
Accumulated other comprehensive income	—	—	—	390	481	871

Total stockholders’ equity	(33,418)	(332,818)	11,427	15,124	610,180	270,495

Total liabilities and stockholders’ equity	$246,206	$422,431	$12,448	$20,758	$473,950	$1,175,793

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

16.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Statement of Cash Flows (Unaudited)

For the nine months ended September 30, 2013

(Amounts in thousands)

	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust- ments	Consolidated
Cash flows from operating activities:
Net income (loss)	$(20,403)	$19,753	$3,376	$(900)	$—	$1,826
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	13,544	18,724	56	1,809	—	34,133
Dispositions of property and equipment	—	76	13	12	—	101
Deferred income tax provision (benefit)	161	—	(1,677)	1,910	—	394
Deferred financing and original issue discount amortization	(141)	1,995	—	—	—	1,854
Stock-based compensation expense	6,365	—	—	—	—	6,365
Other non-cash interest expense	—	(391)	—	—	—	(391)
Changes in operating items:
Accounts receivable	—	(18,307)	(3,067)	(5,029)	—	(26,403)
Inventories	—	(2,269)	(4,422)	(4,067)	—	(10,758)
Other assets	—	(3,753)	8,565	(2,551)	—	2,261
Accounts payable	—	(756)	1,027	2,771	—	3,042
Interest payable on junior subordinated debentures	1,019	—	—	—	—	1,019
Other accrued liabilities	149	10,928	(490)	9,985	(13,700)	6,872
Other items, net	(678)	(13,384)	(2,286)	2,570	13,684	(94)

Net cash provided by (used for) operating activities	16	12,616	1,095	6,510	(16)	20,221

Cash flows from investing activities:
Paulin acquisition	—	(103,416)	—	—	—	(103,416)
Capital expenditures	—	(26,826)	(106)	(158)	—	(27,090)
Other, net	(16)	—	—	—	16	—

Net cash provided by (used for) investing activities	(16)	(130,242)	(106)	(158)	16	(130,506)

Cash flows from financing activities:
Borrowings of senior term loans	—	76,800	—	—	—	76,800
Repayments of senior term loans	—	(2,784)	—	—	—	(2,784)
Discount on senior term loans	—	(2,152)	—	—	—	(2,152)
Principal payments under capitalized lease obligations	—	(73)	—	—	—	(73)
Repayment of other credit obligations	—	(683)	—	—	—	(683)

Net cash provided by financing activities	—	71,108	—	—	—	71,108

Net (decrease) increase in cash and cash equivalents	—	(46,518)	989	6,352	—	(39,177)
Cash and cash equivalents at beginning of period	1	62,917	429	2,201	—	65,548

Cash and cash equivalents at end of period	$1	$16,399	$1,418	$8,553	$—	$26,371

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

16.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Statement of Cash Flows (Unaudited)

For the nine months ended September 30, 2012

(Amounts in thousands)

	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust- ments	Consolidated
Cash flows from operating activities:
Net income (loss)	$(9,805)	$9,615	$463	$(695)	$(2)	$(424)
Adjustments to reconcile net income (loss) to net cash (used for) provided by operating activities:
Depreciation and amortization	13,544	18,847	70	357	—	32,818
Dispositions of property and equipment	—	270	4	—	—	274
Deferred income tax provision (benefit)	(2,790)	(72)	346	(89)	—	(2,605)
Deferred financing and original issue discount amortization	(235)	1,851	—	—	—	1,616
Other non-cash interest and change in value of interest rate swap	—	(578)	—	—	—	(578)
Changes in operating items:
Accounts receivable	—	(11,712)	(905)	(783)	—	(13,400)
Inventories	—	(14,531)	523	(1,321)	2	(15,327)
Other assets	—	(4,791)	46	2,490	—	(2,255)
Accounts payable	—	2,596	(104)	(323)	—	2,169
Interest payable on junior subordinated debentures	1,019	—	—	—	—	1,019
Other accrued liabilities	194	20,099	102	295	(9,175)	11,515
Other items, net	(1,927)	(8,673)	18	(153)	9,175	(1,560)

Net cash provided by (used for) operating activities	—	12,921	563	(222)	—	13,262

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	—	3	—	—	3
Capital expenditures	—	(17,063)	(124)	(138)	—	(17,325)

Net cash used for investing activities	—	(17,063)	(121)	(138)	—	(17,322)

Cash flows from financing activities:
Repayments of senior term loans	—	(2,400)	—	—	—	(2,400)
Borrowings of revolving credit loans	—	19,000	—	—	—	19,000
Repayments of revolving credit loans	—	(7,000)	—	—	—	(7,000)
Payments of additional acquisition consideration	—	(12,387)	—	—	—	(12,387)
Principal payments under capitalized lease obligations	—	(30)	—	—	—	(30)

Net cash used for financing activities	—	(2,817)	—	—	—	(2,817)

Net (decrease) increase in cash and cash equivalents	—	(6,959)	442	(360)	—	(6,877)
Cash and cash equivalents at beginning of period	1	8,852	547	2,627	—	12,027

Cash and cash equivalents at end of period	$1	$1,893	$989	$2,267	$—	$5,150

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

Financing Arrangements

In September 1997, The Hillman Group Capital Trust, a Grantor trust, completed a $105.4 million underwritten public offering of 4,217,724 11.6% Trust Preferred Securities. The Trust invested the proceeds from the sale of the preferred securities in an equal principal amount of 11.6% Junior Subordinated Debentures of Hillman due September 2027. The Company pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.2 million per annum in the aggregate. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. Pursuant to the Indenture that governs the Trust Preferred Securities, the Trust is able to defer distribution payments to holders of the Trust Preferred Securities for a period that cannot exceed 60 months (the “Deferral Period”). During a Deferral Period, the Company is required to accrue the full amount of all interest payable, and such deferred interest payable would become immediately payable by the Company at the end of the Deferral Period.

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

Acquisitions

On February 19, 2013, pursuant to the terms of the previously announced plan of arrangement dated December 17, 2012, the Company acquired all of the issued and outstanding Class A common shares of H. Paulin & Co., Limited (the “Paulin Acquisition”). The aggregate purchase price of the Paulin Acquisition was $103.4 million paid in cash. On March 31, 2013, H. Paulin & Co., Limited was amalgamated with The Hillman Group Canada ULC and continues as a division operating under the trade name of H. Paulin & Co. (“Paulin”).

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

Results of Operations

The following analysis of results of operations includes a brief discussion of the factors that affected the Company’s operating results and a comparative analysis of the periods for the three months ended September 30, 2013 and 2012.

(dollars in thousands)	Three Months Ended September 30, 2013 Amount	% of Total	Three Months Ended September 30, 2012 Amount	% of Total
Net sales	$192,382	100.0%	$148,169	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	97,805	50.8%	73,291	49.5%
Selling	26,883	14.0%	22,671	15.3%
Warehouse & delivery	21,225	11.0%	14,998	10.1%
General & administrative	10,511	5.5%	13,143	8.9%
Acquisition and integration expenses (a)	1,362	0.7%	343	0.2%
Depreciation	5,759	3.0%	4,945	3.3%
Amortization	5,554	2.9%	5,466	3.7%
Management fees to related party	63	0.0%	122	0.1%
Other expense (income)	791	0.4%	(391)	-0.3%

Income from operations	22,429	11.7%	13,581	9.2%
Interest expense, net	11,975	6.2%	10,266	6.9%
Interest expense on junior subordinated notes	3,152	1.6%	3,152	2.1%
Investment income on trust common securities	(95)	0.0%	(95)	-0.1%

Income before income taxes	7,397	3.8%	258	0.2%
Income tax provision (benefit)	5,649	2.9%	(849)	-0.6%

Net income	$1,748	0.9%	$1,107	0.7%

(a)	Represents charges for investment banking, legal and other professional fees incurred in connection with the Paulin Acquisition in 2013 and the acquisition of the Ook brand of picture hangers and related products on December 1, 2011 (the “Ook Acquisition”).

Current Economic Conditions

The Company’s business is impacted by general economic conditions in the U.S. and international markets, particularly the U.S. retail markets including hardware stores, home centers, mass merchants, and other retailers. In recent quarters, operations have been negatively impacted by the slow growth in the U.S. economy and high unemployment figures. Economic conditions are not expected to improve significantly in the near term and there still exists concern about downside risk to future growth and the high unemployment rate. These factors may have the effect of reducing consumer spending which could adversely affect our results of operations during the current year and beyond.

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

The Three Months Ended September 30, 2013 vs the Three Months Ended September 30, 2012

Net Sales

Net sales for the third quarter of 2013 were $192.4 million, an increase of $44.2 million compared to net sales of $148.2 million for the third quarter of 2012. The increase in revenue was primarily attributable to the Paulin business which contributed approximately $36.4 million in incremental net sales to the third quarter of 2013. Our national accounts, franchise and independent hardware accounts and regional accounts provided favorable revenue gains compared to the prior year, however a reduced level of retail activity and product penetration in the 2013 period resulted in revenue decreases from the prior year in our engraving accounts.

Expenses

Operating expenses were higher for the three months ended September 30, 2013 than the three months ended September 30, 2012. The primary reason for the increase in operating expenses was the inclusion of the Paulin business in the third quarter of 2013. The following changes in underlying trends impacted the change in operating expenses:

•

The Company’s cost of sales expense was $97.8 million, or 50.8% of net sales, in the third quarter of 2013, an increase of $24.5 million compared to $73.3 million, or 49.5% of net sales, in the third quarter of 2012. The cost of sales percentage in the 2013 period was higher than the comparable 2012 period as a result of the inclusion of the Paulin business which increased cost of sales by 2.0% expressed as a percent of sales. The cost of sales of the Paulin business, expressed as a percent of sales, is generally higher than the traditional Hillman businesses.

•

Selling expense was $26.9 million, or 14.0% of net sales, in the third quarter of 2013, an increase of $4.2 million compared to $22.7 million, or 15.3% of net sales, in the third quarter of 2012. Selling expense of approximately $2.8 million was attributable to the new Paulin business in the third quarter of 2013. The selling costs from the remaining Hillman businesses were approximately $1.4 million higher than the comparable 2012 period but were comparable when expressed as a percentage of sales.

•

Warehouse and delivery expense was $21.2 million, or 11.0% of net sales, in the third quarter of 2013, an increase of $6.2 million compared to warehouse and delivery expense of $15.0 million, or 10.1% of net sales, in the third quarter of 2012. Warehouse and delivery expense of approximately $5.5 million was attributable to the new Paulin business in the third quarter of 2013. The costs in the remaining Hillman businesses were up from the prior year period primarily from increased warehouse lease cost together with freight and labor on increased customer shipments.

•

General & Administrative (“G&A”) expenses were $10.5 million in the third quarter of 2013, a decrease of $2.6 million compared to $13.1 million in the third quarter of 2012. G&A expenses in the 2012 period included approximately $7.4 million for legal fees and settlement costs related to the Hy-Ko Products patent infringement and antitrust cases settled in the third quarter of 2012. The G&A expenses in the 2013 period included stock compensation cost of $1.5 million and approximately $2.2 million in costs from the new Paulin business.

•

Acquisition and integration costs were $1.4 million in the third quarter of 2013 primarily as a result of the Paulin Acquisition. The acquisition and integration costs were $0.3 million in the third quarter of 2012 as a result of the Ook Acquisition.

•

Depreciation expense was $5.8 million in the third quarter of 2013 compared to $4.9 million in the third quarter of 2012. The higher amount of depreciation expense for the 2013 period was due to the increase in depreciation expense of certain fixed assets, acquired as a result of the Paulin Acquisition.

•

Interest expense, net, was $12.0 million in the third quarter of 2013 compared to $10.3 million in the third quarter of 2012. The increase in interest expense was primarily the result of the Company’s higher borrowing levels in both the $265.0 million aggregate principal amount of the senior notes due 2018 issued by the Company (the “10.875% Senior Notes”) and the Senior Facilities during the third quarter of 2013 compared to the same period of 2012.

The following analysis of results of operations includes a brief discussion of the factors that affected the Company’s operating results and a comparative analysis of the periods for the nine months ended September 30, 2013 and 2012.

(dollars in thousands)	Nine Months Ended September 30, 2013 Amount	% of Total	Nine Months Ended September 30, 2012 Amount	% of Total
Net sales	$529,012	100.0%	$423,783	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	271,789	51.4%	209,830	49.5%
Selling	75,848	14.3%	68,859	16.2%
Warehouse & delivery	58,380	11.0%	43,949	10.4%
General & administrative	32,543	6.2%	30,098	7.1%
Acquisition and integration expenses (a)	5,544	1.0%	807	0.2%
Depreciation	17,574	3.3%	16,452	3.9%
Amortization	16,559	3.1%	16,366	3.9%
Management and transaction fees to related party	63	0.0%	122	0.0%
Other expense (income)	2,926	0.6%	(57)	0.0%

Income from operations	47,786	9.0%	37,357	8.8%
Interest expense, net	36,030	6.8%	30,593	7.2%
Interest expense on junior subordinated notes	9,457	1.8%	9,457	2.2%
Investment income on trust common securities	(284)	-0.1%	(284)	-0.1%

Income (loss) before income taxes	2,583	0.5%	(2,409)	-0.6%
Income tax expense (benefit)	757	0.1%	(1,985)	-0.5%

Net income (loss)	$1,826	0.3%	$(424)	-0.1%

(a)	Represents charges for investment banking, legal and other professional fees incurred in connection with the Paulin Acquisition in 2013 and the Ook Acquisition.

The Nine Months Ended September 30, 2013 vs the Nine Months Ended September 30, 2012

Net Sales

Net sales for the first nine months of 2013 were $529.0 million, an increase of $105.2 million compared to net sales of $423.8 million for the first nine months of 2012. The increase in revenue was primarily attributable to the Paulin business which contributed approximately $95.3 million in incremental net sales to the first nine months of 2013. Our national accounts, All Points and Mexico businesses provided favorable revenue gains compared to the prior year, however a decline in retail activity and a reduced level of product penetration in the 2013 period resulted in revenue decreases from the prior year in our franchise and independent hardware accounts and regional accounts.

Expenses

Operating expenses were higher for the nine months ended September 30, 2013 than the nine months ended September 30, 2012. The primary reason for the increase in operating expenses was the inclusion of the Paulin business in the first nine months of 2013. The following changes in underlying trends impacted the change in operating expenses:

•

The Company’s cost of sales expense was $271.8 million, or 51.4% of net sales, in the first nine months of 2013, an increase of $62.0 million compared to $209.8 million, or 49.5% of net sales, in the first nine months of 2012. The cost of sales percentage in the 2013 period was higher than the comparable 2012 period as a result of the inclusion of the Paulin business which increased cost of sales by 2.4% expressed as a percent of sales.

•

Selling expense was $75.9 million, or 14.3% of net sales, in the first nine months of 2013, an increase of $7.0 million compared to $68.9 million, or 16.2% of net sales, in the first nine months of 2012. Selling expense of approximately $6.4 million was attributable to the new Paulin business in the first nine months of 2013.

•

Warehouse and delivery expense was $58.4 million, or 11.0% of net sales, in the first nine months of 2013, an increase of $14.5 million compared to warehouse and delivery expense of $43.9 million, or 10.4% of net sales, in the first nine months of 2012. Warehouse and delivery expense of approximately $13.1 million was attributable to the new Paulin business in the first nine months of 2013. The costs in the remaining Hillman businesses were up approximately $1.3 million from the prior year period primarily from increased warehouse lease cost and freight on customer shipments.

•

G&A expenses were $32.5 million in the first nine months of 2013, an increase of $2.4 million compared to $30.1 million in the first nine months of 2012. G&A expenses in the 2013 period included approximately $6.4 million in stock compensation cost and approximately $5.8 million in costs from the new Paulin business. G&A expenses in the first nine months of 2012 included approximately $10.3 million in legal fees and settlements related to the Hy-Ko Products patent infringement and antitrust cases.

•

Acquisition and integration costs were $5.5 million in the first nine months of 2013 primarily as a result of the Paulin Acquisition. The acquisition and integration costs were $0.8 million in the first nine months of 2012 as a result of the Ook Acquisition.

•

Amortization expense was $16.6 million in the first nine months of 2013 compared to $16.4 million in the first nine months of 2012. The slightly higher amount of amortization expense for the 2013 period was due to the additional amortization expense of certain intangible assets, acquired as a result of the Paulin Acquisition.

•

Other (income) expense, net was $2.9 million in the first nine months of 2013 compared to ($0.1) million in the first nine months of 2012. The increase in other expense was primarily the result of unfavorable foreign exchange losses of $1.8 million and restructuring expenses of $1.2 million.

•

Interest expense, net, was $36.0 million in the first nine months of 2013 compared to $30.6 million in the first nine months of 2012. The increase in interest expense was primarily the result of the Company’s higher borrowing levels in both the $265.0 million aggregate principal amount of the 10.875% Senior Notes and the Senior Facilities during the first nine months of 2013 compared to the same period of 2012.

Income Taxes

In the nine month period ended September 30, 2013, the Company recorded an income tax provision of $757 thousand on pre-tax income of $2.6 million. In the three month period ended September 30, 2013, the Company recorded an income tax provision of $5.6 million on pre-tax income of $7.4 million. The effective income tax rates were 29.3% and 76.4% for the nine and three month periods ended September 30, 2013, respectively.

In the nine month period ended September 30, 2012, the Company recorded an income tax benefit of $2.0 million on a pre-tax loss of $2.4 million. In the three month period ended September 30, 2012, the Company recorded an income tax benefit of $849 thousand on pre-tax income of $258 thousand. The effective income tax rates were 82.4% and -329.1% for the nine and three month periods ended September 30, 2012, respectively.

The difference between the effective income tax rate and the federal statutory rate in the nine month and three month periods ended September 30, 2013 was affected by a reversal of a reserve recorded for unrecognized tax benefits due to the expiration of the statute of limitations from an earlier tax period. The difference is also due in part to a valuation reserve recorded to offset the deferred tax assets of a foreign subsidiary. The effective income tax rate in the nine month and three month periods ended September 30, 2013 was affected by the change of the estimated annual effective tax rate used to compute the interim tax provision as required by ASC 740-270, the accounting guidance established for computing income taxes in interim periods. The net effect of the change was recorded in the current period as required by the accounting standard. The effective income tax rate in the nine month period ended September 30, 2013 was also affected by changes, recorded during the second quarter, in certain state income tax rates used in computing the Company’s deferred tax assets. The remaining differences between the effective income tax rate and the federal statutory rate in the nine month and three month periods ended September 30, 2013 was primarily due to state and foreign income taxes.

The difference between the effective income tax rate and the federal statutory rate in the nine month and three month periods ended September 30, 2012 was affected by a reversal of a reserve recorded for unrecognized tax benefits due to the expiration of the statute of limitations from an earlier tax period. The difference is also due in part to a valuation reserve recorded to offset the deferred tax assets of a foreign subsidiary. The effective income tax rate in the nine month and three month period ended September 30, 2012 was also affected by the change of the estimated annual effective tax rate used to compute the interim tax provision, as required by ASC 740-270, the accounting guidance established for computing income taxes in interim periods. The net effect of the change was recorded in the current period, as required by the accounting standard. The remaining differences between the effective income tax rate and the federal statutory rate in the nine month and three month periods ended September 30, 2012 was primarily due to state and foreign income taxes.

Liquidity and Capital Resources

Cash Flows

The statements of cash flows reflect the changes in cash and cash equivalents for the nine months ended September 30, 2013 and the nine months ended September 30, 2012 by classifying transactions into three major categories: operating, investing and financing activities.

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2013 of $20.2 million was the result of the net income adjusted for non-cash items of $44.3 million for depreciation, amortization, deferred taxes, deferred financing, stock-based compensation and non-cash interest which was offset by cash related adjustments of $24.1 million for routine operating activities represented by changes in accounts receivable, inventories, accounts payable, accrued liabilities and other assets. In the first nine months of 2013, routine operating activities used cash through an increase in accounts receivable of $26.4 million, an increase in inventories of $10.8 million and other items of $0.1 million. This was partially offset by a decrease in other assets of $2.3 million, an increase in other accrued liabilities of $6.9 million, an increase in accounts payable of $3.0 million and an increase of $1.0 million in interest payable on the junior subordinated debentures. In the first nine months of 2013, the increase in accounts receivable was the primary use of cash flow from operating activities for the period.

Net cash provided by operating activities for the nine months ended September 30, 2012 of $13.3 million was the result of the net loss adjusted for non-cash items of $31.1 million for depreciation, amortization, deferred taxes, deferred financing and non-cash interest which was offset by cash related adjustments of $17.8 million for routine operating activities represented by changes in accounts receivable, inventories, accounts payable, accrued liabilities and other assets. In the first nine months of 2012, routine operating activities used cash through an increase in accounts receivable of $13.4 million, an increase in inventories of $15.3 million, an increase in other assets of $2.3 million and other of $1.6 million. This was partially offset by an increase in other accrued liabilities of $11.5 million, an increase in accounts payable of $2.2 million and an increase of $1.0 million in interest payable on the junior subordinated debentures. In the first nine months of 2012, the increase in other accrued liabilities and non-cash items such as depreciation and amortization were instrumental in providing positive cash flows from operating activities for the period.

Investing Activities

Net cash used for investing activities was $130.5 million for the nine months ended September 30, 2013. The Company used $103.4 million for the Paulin Acquisition. Capital expenditures for the nine months totaled $27.1 million, consisting of $17.3 million for key duplicating machines, $3.4 million for engraving machines, $4.4 million for computer software and equipment and $2.0 million for machinery and equipment.

Net cash used for investing activities was $17.5 million for the nine months ended September 30, 2012. Capital expenditures for the nine months totaled $17.5 million, consisting of $8.6 million for key duplicating machines, $4.7 million for engraving machines, $3.1 million for computer software and equipment and $1.1 million for machinery and equipment.

Financing Activities

Net cash provided by financing activities was $71.1 million for the nine months ended September 30, 2013. The borrowings on senior term loans provided $74.6 million, net of the discount of $2.2 million, and were used together with a portion of the recent borrowings on the 10.875% Senior Notes to pay the purchase price of the Paulin Acquisition and for other corporate purposes. In addition, the Company used cash to pay $2.8 million in principal payments on the senior term loans under the Senior Facilities and $0.7 million in principal payments on other credit obligations.

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

The Company’s working capital (current assets minus current liabilities) position of $243.3 million as of September 30, 2013 represents an increase of $49.4 million from the December 31, 2012 level of $193.9 million. The primary reason for the increase in working capital was from the inclusion of working capital provided in the Paulin Acquisition which was financed primarily from long-term debt.

Contractual Obligations

The Company’s contractual obligations in thousands of dollars as of September 30, 2013:

		Payments Due
Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Junior Subordinated Debentures (1)	$114,991	$—	$—	$—	$114,991
Interest on Jr Subordinated Debentures	171,240	12,231	24,463	24,463	110,083
Senior Term Loans	386,391	3,968	7,936	374,487	—
10.875% Senior Notes	265,000	—	—	265,000	—
KeyWorks License Agreement	2,916	438	830	771	877
Interest Payments (2)	194,469	45,241	90,018	58,858	352
Operating Leases	57,862	9,619	12,668	10,102	25,473
Deferred Compensation Obligations	4,124	2,889	—	—	1,235
Capital Lease Obligations	555	200	317	38	—
Other Obligations	1,516	636	703	177	—
Uncertain Tax Position Liabilities	2,141	—	—	—	2,141

Total Contractual Cash Obligations (3)	$1,201,205	$75,222	$136,935	$733,896	$255,152

(1)	The junior subordinated debentures liquidation value is approximately $108,704.
(2)	Interest payments for borrowings under the Senior Facilities and with regard to the 10.875% Senior Notes. Interest payments on the variable rate senior term loans were calculated using the actual interest rate of 4.25% as of September 30, 2013, excluding the possible impact of interest rate caps acquired in 2013. Interest payments on the 10.875% Senior Notes were calculated at their fixed rate.
(3)	All of the contractual obligations noted above are reflected on the Company’s condensed consolidated balance sheet as of September 30, 2013 except for the interest payments, purchase obligations and operating leases.

The Company has a purchase agreement with its supplier of key blanks which requires minimum purchases of 100 million key blanks per year. To the extent minimum purchases of key blanks are below 100 million, the Company must pay the supplier $0.0035 per key multiplied by the shortfall. Since the inception of the contract in 1998, the Company has purchased more than the requisite 100 million key blanks per year from the supplier. In 2013, the Company extended this contract for an additional three years.

As of September 30, 2013, the Company had no material purchase commitments for capital expenditures.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Borrowings

As of September 30, 2013, the Company had $26.5 million available under the Senior Facilities. The Company had approximately $386.9 million of outstanding debt under its Senior Facilities at September 30, 2013, consisting of $386.4 million in a term loan and $0.5 million in capitalized lease obligations. The term loan consisted of a $386.4 million Term B-2 Loan at an interest rate of 4.25%. The capitalized lease obligations were at various interest rates.

At September 30, 2013 and December 31, 2012, the Company’s borrowings were as follows:

	September 30, 2013			December 31, 2012
	Facility	Outstanding	Interest	Facility	Outstanding	Interest
(dollars in thousands)	Amount	Amount	Rate	Amount	Amount	Rate
Term B-2 Loan		$386,391	4.25%		$312,375	5.00%
Revolving credit facility	$30,000	—	—	$30,000	—	—
Capital leases & other obligations		522	various		1,064	various

Total secured credit		386,913			313,439
10.875% Senior notes		265,000	10.875%		265,000	10.875%

Total borrowings		$651,913			$578,439

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

The Senior Facilities require the maintenance of a secured leverage ratio described above which limits the ability of the Company to incur debt, make investments, make dividend payments to holders of the Trust Preferred Securities or undertake certain other business activities. Upon the occurrence of an event of default under the credit agreements, all amounts outstanding, together with accrued interest, could be declared immediately due and payable by our lenders. Below are the calculations of the financial covenant, as amended on April 18, 2011, with the Senior Facilities requirement for the twelve trailing months ended September 30, 2013:

(dollars in thousands)	Actual	Ratio Requirement
Secured Leverage Ratio
Senior term loan balance	$386,391
Revolver	—
Capital leases and other credit obligations	522

Total debt	$386,913

Adjusted EBITDA (1)	$123,052
Leverage ratio (must be below requirement)	3.14	4.75

(1)	Adjusted EBITDA for the twelve months ended September 30, 2013 is defined as income from operations ($44,063), plus depreciation ($22,076), amortization ($21,549), stock compensation expense ($7,079), restructuring costs ($5,114), acquisition and integration costs ($6,141), litigation related costs ($1,461), foreign exchange losses ($3,401), management fees ($96), pro-forma EBITDA from the acquisition of Paulin ($11,471) (before cost synergies) and other ($601).

Critical Accounting Policies and Estimates

Significant accounting policies and estimates are summarized in the notes to the condensed consolidated financial statements. Some accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts and other information from outside sources, as appropriate. Management believes these estimates and assumptions are reasonable based on the facts and circumstances as of September 30, 2013, however, actual results may differ from these estimates under different assumptions and circumstances.

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

Based on the Company’s exposure to variable rate borrowings at September 30, 2013, after consideration of the Company’s interest rate cap agreements, a one percent (1%) change in the weighted average interest rate for a period of one year would change the annual interest expense by approximately $1.6 million.

The Company is exposed to foreign exchange rate changes of the Australian, Canadian and Mexican currencies as it impacts the $125.0 million tangible and intangible net asset value of its Australian, Canadian and Mexican subsidiaries as of September 30, 2013. The foreign subsidiaries net tangible assets were $77.8 million and the net intangible assets were $47.2 million as of September 30, 2013.

Item 4.

Controls and Procedures

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period ended September 30, 2013, in ensuring that material information relating to the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2013 and that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item  3. – Defaults Upon Senior Securities.

Not Applicable

Item 4. – Mine Safety Disclosures.

Not Applicable

Item 5. – Other Information.

Not Applicable

Item 6. – Exhibits.

a)	Exhibits, including those incorporated by reference.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed with the Securities and Exchange Commission on November 14, 2013, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, (iv) Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2013 and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HILLMAN COMPANIES, INC.

/S/ ANTHONY A. VASCONCELLOS	/S/ HAROLD J. WILDER
Anthony A. Vasconcellos	Harold J. Wilder
Chief Financial Officer	Controller
(Chief Accounting Officer)

DATE: November 14, 2013