Form 10-K
period 2013-12-31
HILLMAN COMPANIES INC
filed 2014-03-28
CIK 1029831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

On March 28, 2014, 5,000 shares of the Registrant’s common stock were issued and outstanding and 4,217,724 Trust Preferred Securities were issued and outstanding by the Hillman Group Capital Trust. The Trust Preferred Securities trade on the NYSE Amex under the symbol HLM.Pr. The aggregate market value of the Trust Preferred Securities held by non-affiliates at June 28, 2013 was $126,320,834.

PART I

Item 1 - Business.

General

The Hillman Companies, Inc. and its wholly owned subsidiaries (collectively “Hillman” or the “Company”) are one of the largest providers of hardware-related products and related merchandising services to retail markets in North America. The Company’s principal business is operated through its wholly-owned subsidiary, The Hillman Group, Inc. (the “Hillman Group”), which had net sales of approximately $701.6 million in 2013. The Hillman Group sells our products to hardware stores, home centers, mass merchants, pet supply stores, and other retail outlets principally in the United States, Canada, Mexico, Australia, Latin America, and the Caribbean. Product lines include thousands of small parts such as fasteners and related hardware items; threaded rod and metal shapes; keys, key duplication systems, and accessories; builder’s hardware; and identification items, such as tags and letters, numbers, and signs. The Company supports our product sales with value added services including design and installation of merchandising systems and maintenance of appropriate in-store inventory levels.

The Company’s headquarters are located at 10590 Hamilton Avenue, Cincinnati, Ohio. The Company maintains a website at www.hillmangroup.com. Information contained or linked on our website is not incorporated by reference into this annual report and should not be considered a part of this annual report.

Background

On May 28, 2010, Hillman was acquired by affiliates of Oak Hill Capital Partners (“OHCP”) and certain members of Hillman’s management and Board of Directors. Pursuant to the terms and conditions of an Agreement and Plan of Merger dated as of April 21, 2010, the Company was merged with an affiliate of OHCP, with the Company surviving the merger (the “Merger Transaction”). As a result of the Merger Transaction, Hillman is a wholly-owned subsidiary of OHCP HM Acquisition Corp. (“Holdco”).

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

Recent Developments

On February 19, 2013, the Company acquired all of the issued and outstanding Class A common shares of H. Paulin & Co., Limited (the “Paulin Acquisition”). The aggregate purchase price of the Paulin Acquisition was $103.4 million paid in cash. On March 31, 2013, H. Paulin & Co., Limited was amalgamated with The Hillman Group Canada ULC and continues as a division operating under the trade name of H. Paulin & Co. (“Paulin”).

Paulin is a leading distributor and manufacturer of fasteners, fluid system products, automotive parts, and screw machine components. Manufacturing processes include cold heading, nut forming, metal stamping, screw machine, adhesive coating and packaging. Typical industries served are retail hardware, industrial, and automotive.

The Paulin retail hardware arm services approximately 6,000 customers across Canada. Paulin is able to provide private labeling, design in-store displays, and special merchandising to meet customer requirements. In 2013, Paulin secured two significant new business opportunities and has established itself as a key player in the Canadian retail fastener business.

H. Paulin & Co.’s industrial divisions manufacture cold headed products, metal stampings, screw machining products, self-locking fasteners, as well as a wide range of custom parts for automotive, agricultural, electronic, and appliance industries. All divisions are ISO 9001 certified. ISO 9000 is a series of standards, developed and published by the International Organization for Standardization (ISO), that define, establish, and maintain an effective quality assurance system for manufacturing and service industries. The standards are available through national standards bodies. ISO 9001 deals with the requirements that organizations wishing to meet the standard must fulfill.

H. Paulin & Co.’s automotive division competes in the Canadian and U.S. small replacement parts markets. Key customers include AutoZone, Advanced Auto, NAPA Canada, and numerous regional customers in the U.S. In 2013, Paulin secured significant new sales of fasteners in approximately 200 AutoZone stores.

The Hillman Group

The Company is organized as five separate business segments, the largest of which is (1) the Hillman Group operating primarily in the United States. The other business segments consist of subsidiaries of the Hillman Group operating in (2) Canada under the names The Hillman Group Canada ULC and H. Paulin & Co., (3) Mexico under the name SunSource Integrated Services de Mexico S.A. de C.V., (4) Florida under the name All Points Industries, Inc., and (5) Australia under the name The Hillman Group Australia Pty. Ltd. The Hillman Group provides merchandising services and products such as fasteners and related hardware items; threaded rod and metal shapes; keys, key duplication systems, and accessories; builder’s hardware; and identification items, such as tags and letters, numbers, and signs, to retail outlets, primarily hardware stores, home centers and mass merchants, pet supply stores, grocery stores, and drug stores. Through our field sales and service organization, Hillman complements our extensive product selection with value-added services for the retailer.

Hillman markets and distributes approximately 130,000 stock keeping units (“SKUs”) of small, hard-to-find and hard-to-manage hardware items. Hillman functions as a category manager for retailers and supports these products with in-store service, high order fill rates, and rapid delivery of products sold. Sales and service representatives regularly visit retail outlets to review stock levels, reorder items in need of replacement, and interact with the store management to offer new product and merchandising ideas. Thousands of items can be actively managed with the retailer experiencing a substantial reduction of in-store labor costs and replenishment paperwork. Service representatives also assist in organizing the products in a consumer-friendly mann er. Hillman complements our broad range of products with value-added merchandising services such as displays, product identification stickers, retail price labels, store rack and drawer systems, assistance in rack positioning and store layout, and inventory restocking services. Hillman regularly refreshes retailers’ displays with new products and package designs utilizing color-coding to simplify the shopping experience for consumers and improve the attractiveness of individual store displays.

The Company ships our products from 17 strategically located distribution centers in the United States, Canada, Mexico, and Australia, and is recognized for providing retailers with industry leading fill-rates and lead times. Hillman’s main distribution centers utilize state-of-the-art warehouse management systems (“WMS”) to ship customer orders within 48 hours while achieving a 97.3% order fill rate. Hillman utilizes third-party logistics providers to warehouse and ship customer orders in Mexico and Australia.

Hillman also designs, manufactures, and markets industry-leading identification and duplication equipment for home, office, automotive, and specialty keys. In early 2000, the Company revolutionized the key duplication market with the patent-protected Axxess Key Duplication System™ which provided the ability to accurately identify and duplicate a key to store associates with little or no experience. In 2007, Hillman upgraded our key duplication technology with Precision Laser Key™ utilizing innovative digital and laser imaging to identify a key and duplicate the cut-pattern automatically. Through the Company’s creative use of technology and efficient use of inventory management systems, Hillman has proven to be a profitable revenue source within big box retailers. The Company’s duplication systems have been placed in over 13,000 retail locations to date and are supported by Hillman sales and service representatives.

In addition, Hillman applies a variety of innovative options of consumer-operated vending systems for engraving specialty items such as pet identification tags, luggage tags, and other engraved identification tags. The Company has developed unique engraving systems leveraging state-of-the-art technologies to provide a customized solution for mass merchant and pet supply retailers. To date, approximately 6,800 Hillman engraving systems have been placed in retail locations which are also supported by Hillman’s sales and service representatives.

Products and Suppliers

Hillman’s vast product portfolio is recognized by top retailers across North America for providing consistent quality and innovation to DIYers and professional contractors. The Company’s product strategy concentrates on providing total project solutions for common and unique home improvement projects. Hillman’s portfolio provides retailers the assurance that their shoppers can find the right product at the right price within an ‘easy to shop’ environment.

The Company currently manages a worldwide supply chain of approximately 639 vendors, the largest of which accounted for approximately 5.0% of the Company’s annual purchases and the top five of which accounted for approximately 18.0% of our annual purchases. About 46.0% of Hillman’s annual purchases are from non-U.S. suppliers, with the balance from U.S. manufacturers and master distributors. The Company’s vendor quality control procedures include on-site evaluations and frequent product testing. Vendors are also evaluated based on delivery performance and the accuracy of their shipments.

Fasteners

Fasteners remain the core of Hillman’s business and the product line encompasses more than 105,000 SKUs, which management believes to be one of the largest selections among suppliers servicing the hardware retail segment. The fastener line includes standard and specialty nuts, bolts, washers, screws, anchors, and picture hanging items. Hillman offers zinc, chrome, and galvanized plated steel fasteners in addition to stainless steel, brass, and nylon fasteners in this vast line of products. In addition, the Company carries a complete line of indoor and outdoor project fasteners for use with drywall and deck construction.

The Company keeps the fastener category vibrant and refreshed for retailers by providing a continuous stream of new products. Some of the Company’s recent offerings include an expansion of Hillman’s WeatherMaxx™ stainless steel fasteners. The fast-growing category provides consumers with value-added performance in exterior applications and incremental margins for retailers. The new WeatherMaxx™ features a variety of packaging options ensuring consumers find the right quantity for large or small projects. In addition, the Tite-Series marks Hillman’s expansion into the fast growing and highly profitable construction fastener segment. The Tite-Series features fasteners for common new construction and remodeling projects such as deck building, roof repair, landscaping, and gutter repair. The Tite-Series offers enhanced performance with an easy-start, type 17 bit, serrated threads, and reduced torque requirements. The program also features an innovative new merchandising format which allows retailers to increase holding power while displaying products in a neat and organized system.

In 2013, the Company launched a new mass merchant fastener program. The new line targets consumers visiting mass merchants, grocery, and department stores who desire to purchase their hardware needs while shopping for grocery and general merchandise needs. The product offering provides convenience to the light-duty DIYer and solutions to common home improvement projects. The program also features bold color-coded packaging and merchandising allowing consumers to easily navigate the display and locate items quickly. The Company’s management believes that this new line is among the most comprehensive and innovative in this market segment which is growing in popularity due to busy consumers who prefer one-stop shopping superstores. Other new fastener offerings include new hobby and craft hardware, ProCrafter™ woodworking screws, electrical sockets, and specialty connectors.

Also in 2013, Hillman continued to expand our fastener presence beyond retailers’ ‘brick and mortar’ locations by entering into the e-commerce segment. Hillman supported e-commerce requests by posting over 20,000 items available for sale on retailers’ websites. The Company supported direct to store and direct to consumer fulfillment for consumers who chose to order fasteners directly from retailers’ websites. Consumers could visit the retailer’s website, select their desired fasteners, pay by credit card, and pick-up their order at the retailer’s store or choose to have the order shipped to the address of the consumer’s choice. The Company plans to continue to support retailers’ requests to expand their on-line offering in 2014.

Fasteners generated approximately 64.2% of the Company’s total revenues in 2013, as compared to 55.6% in 2012 and 55.2% in 2011. The increase in 2013 is primarily due to the acquisition of Paulin in February 2013.

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

Hillman markets multiple separate key duplication systems. The Axxess Precision Key Duplication System™ is marketed to national retailers requiring a key duplication program easily mastered by novice associates, while the Hillman Key Program targets the F&I hardware retailers, with a machine that works well in businesses with lower turnover and highly skilled employees. There are over 13,000 Axxess Programs placed in North American retailers including Home Depot, Lowe’s, Walmart, Menards, Kmart, and Sears.

Hillman introduced the Precision Laser Key System™ in 2007. This system uses a digital optical camera, lasers, and proprietary software to scan a customer’s key. The system identifies the key and retrieves the key’s specifications, including the appropriate blank and cutting pattern, from a comprehensive database. This technology automates nearly every aspect of key duplication and provides the ability for every store associate to cut a key accurately. Hillman has placed approximately 1,400 of these key duplicating systems in North American retailers and the Company’s management believes that the Company is well-positioned to capitalize on this technology.

In 2013, Hillman expanded the launch of the innovative FastKey™ consumer-operated key duplication system to approximately 700 Walmart stores and intends to add another 300 Walmart stores in 2014. FastKey™ utilizes technology from the Precision Laser Key System™ and combines a consumer-friendly vending system which allows retail shoppers to duplicate the most popular home, office, and small lock keys. The FastKey™ system covers a large percentage of the key market and features a unique key sleeve that ensures proper insertion, alignment, and duplication of the key. Consumers who attempt to duplicate keys not included in the FastKey™ system receive a ‘service slip’ identifying their key and referring them to the main Hillman key cutting location within the store. The FastKey™ market test has demonstrated the ability to increase overall key sales at the store retail level.

In addition to key duplication, Hillman has an exclusive, strategic partnership with Barnes Distribution for the distribution of the proprietary PC+© Code Cutter machine which produces automobile keys based on a vehicle’s identification number. The Code Cutter machines are marketed to automotive dealerships, auto rental agencies, and various companies with truck and vehicle fleets. Since its introduction, over 8,000 PC+© units and over 8,600 of the newer Flash Code Cutter units have been sold.

Hillman also markets keys and key accessories in conjunction with our duplication systems. Hillman’s proprietary key offering features the universal blank which uses a

‘universal’ keyway to replace up to five original equipment keys. This innovative system allows a retailer to duplicate 99% of the key market while stocking less than 100 SKUs. Hillman continually refreshes the retailer’s key offering by introducing decorated and licensed keys and accessories. The Company’s Wackey™ and Fanatix™ lines feature decorative themes of art and popular licenses such as NFL, Disney, Breast Cancer Awareness, M&M’s, and Harley Davidson to increase the purchase frequency and average transaction value per key. In 2012, the Company introduced a successful line of decorative and licensed lanyards. Hillman has taken the key and key accessory categories from a price sensitive commodity to a fashion driven business and has significantly increased retail pricing and gross margins.

Keys, key accessories, and Code Cutter units represented approximately 17.1% of the Company’s total revenues in 2013, as compared to 20.8% in 2012 and 21.9% in 2011.

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

Quick-Tag™ is a patented, consumer-operated vending system that custom engraves and dispenses pet identification tags, military-style I.D. tags, holiday ornaments, and luggage tags. Styles include NFL and NCAA logo military tags. Quick-Tag™ is an easy, convenient means for the consumer to custom-engrave tags and generates attractive margins for the retailer. Hillman has placed over 2,700 Quick-Tag™ machines in retail outlets throughout the U.S. and Canada. In addition to placements in retail outlets, the Company has placed machines inside theme parks such as Disney, Sea World, and Universal Studios.

In 2010, Hillman launched the next generation engraving platform with our new FIDO™ system. This new engraving program integrates a fun attractive design with a user interface that provides new features for the consumer. The individual tag is packaged in a mini cassette and the machine’s mechanism flips the tag to allow engraving on both sides. The user interface features a loveable dog character that guides the consumer through the engraving process. Hillman has placed approximately 1,100 FIDO™ systems in PETCO stores as of December 31, 2013.

In 2011, Hillman acquired the innovative TagWorks engraving system featuring patented technology, unique product portfolio, and attractive off-board merchandising. The TagWorks system utilizes laser printing technology and allows consumers to watch the engraving process. The off-board merchandising allows premium-priced tags to be displayed in store-front locations and is effective at increasing the average price per transaction.

Hillman designs, manufactures, and assembles the engraving equipment in the Company’s Tempe, Arizona facility. Engraving products represented approximately 6.9% of the Company’s total revenues in 2013, as compared to 8.8% in 2012.

Letters, Numbers, and Signs

Letters, numbers, and signs (“LNS”) includes product lines that target both the homeowner and commercial user. Product lines within this category include individual and/or packaged letters, numbers, signs, safety related products (e.g. 911 signs), driveway markers, and a diversity of sign accessories, such as sign frames.

Through a series of strategic acquisitions, exclusive partnerships, and organic product developments, Hillman has created an LNS program which gives retailers one of the largest product offerings available in this category. This SKU intensive product category is considered a staple for retail hardware departments and is typically merchandised in eight linear feet of retail space containing hundreds of SKUs. In addition to the core product program, Hillman provides our customers with value-added retail support including custom plan-o-grams and merchandising solutions.

Hillman has demonstrated the continual launch of new products to match the needs of DIY and commercial end-users. Hillman recently introduced popular programs such as high-end address plaques and numbers, the custom create-a-sign program, and commercial signs. The Company also introduced innovative solar technology to add an element of illumination to the core category.

The Hillman LNS program can be found in big box retailers, mass merchants, and pet supply accounts. In addition, Hillman has product placement in F&I hardware retailers.

The LNS category represented approximately 4.9% of the Company’s total revenues in 2013, as compared to 5.8% in 2012.

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

Threaded rod generated approximately 4.5% of the Company’s total revenues in 2013, as compared to 6.0% in 2012.

Builder’s Hardware

The builder’s hardware category includes a variety of common household items such as coat hooks, door stops, hinges, gate latches, hasps, and decorative hardware.

Hillman markets the builder’s hardware products under the Hardware Essentials™ brand and provides the retailer with an innovative merchandising solution. The Hardware Essentials™ program utilizes modular packaging, color coding, and integrated merchandising to simplify the shopping experience for consumers. Colorful signs, packaging, and installation instructions guide the consumer quickly and easily to the correct product location. Hardware Essentials™ provides retailers and consumers decorative upgrade opportunities through the introduction of high-end finishes such as satin nickel, pewter, and antique bronze.

The combination of merchandising, upgraded finishes, and product breadth is designed to improve the retailer’s performance. The addition of the builder’s hardware product line exemplifies the Company’s strategy of leveraging our core competencies to further penetrate customer accounts with new product offerings. In 2012, the Company expanded the placement of the Hardware Essentials™ line in the F&I channel. The F&I channel provided successful conversions in over 650 new locations.

As of December 31, 2013, the Hardware Essentials™ line is placed in over 2,500 retail locations and generated approximately 2.5% of the Company’s total revenues in 2013, as compared to 2.9% in 2012.

Markets and Customers

Hillman sells our products to national accounts such as Lowe’s, Home Depot, Walmart, Tractor Supply, Sears, Menards, PetSmart, and PETCO. Hillman’s status as a national supplier of proprietary products to big box retailers allows it to develop a strong market position and high barriers to entry within our product categories.

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

A typical hardware store maintains thousands of different items in inventory, many of which generate small dollar sales but large profits. It is difficult for a retailer to economically monitor all stock levels and to reorder the products from multiple vendors. This problem is compounded by the necessity of receiving small shipments of inventory at different times and stocking the goods. The failure to have these small items available will have an adverse effect on store traffic, thereby denying the retailer the opportunity to sell items that generate higher dollar sales.

Hillman sells our products to approximately 26,000 customers, the top five of which accounted for approximately 43.9% of the Company’s total revenue in 2013. For the year ended December 31, 2013, Lowe’s was the single largest customer, representing approximately 17.8% of the Company’s total revenue, Home Depot was the second largest at approximately 15.5%, and Walmart was the third largest at approximately 6.3% of the Company’s total revenue. No other customer accounted for more than 5.0% of the Company’s total revenue in 2013.

The Company’s telemarketing activity sells to thousands of smaller hardware outlets and non-hardware accounts. The Company is also pursuing new business internationally in such places as Canada, Mexico, Australia, South and Central America, and the Caribbean. See Note 21, Segment Reporting and Geographic Information, of Notes to Consolidated Financial Statements.

Sales and Marketing

Hillman provides product support, customer service, and profit opportunities for our retail distribution partners. The Company believes that our competitive advantage is in our ability to provide a greater level of customer service than our competitors.

Company-wide, service is the hallmark of Hillman. The national accounts field service organization consists of over 600 employees and 43 field managers focusing on big box retailers, pet super stores, large national discount chains, and grocery stores. This organization reorders products, details store shelves, and sets up in-store promotions. Many of the Company’s largest customers use electronic data interchange (“EDI”) for handling of orders and invoices.

The Company employs what it believes to be the largest factory direct sales force in the industry. The sales force which consists of over 320 employees and is managed by 21 field managers, focuses on the F&I customers. The depth of the sales and service team enables Hillman to maintain consistent call cycles ensuring that all customers experience proper stock levels and inventory turns. This team also builds custom plan-o-grams of displays to fit the needs of any store and establishes programs that meet customers’ requirements for pricing, invoicing, and other needs. This group also benefits from daily internal support from the Company’s inside sales and customer service teams. On average, each sales representative is responsible for approximately 54 full service accounts that the sales representative calls on approximately every two weeks.

These efforts, coupled with those of the marketing department, allow the sales force to not only sell products, but sell merchandising and technological support capabilities as well. Hillman’s marketing department provides support through the development of new products and categories, sales collateral material, promotional items, merchandising aids, and custom signage. Marketing services such as advertising, graphic design, and trade show management are also provided. The department is organized along Hillman’s three marketing competencies: product management, channel marketing, and marketing communications.

Competition

The Company’s primary competitors in the national accounts marketplace for fasteners are Illinois Tool Works Inc., Dorman Products Inc., Crown Bolt LLC., Midwest Fastener Corporation, Prime Source Building Products, Inc., and Nova Capital. Competition is based primarily on in-store service and price. Other competitors are local and regional distributors. Competitors in the pet tag market are specialty retailers, direct mail order, and retailers with in-store mail order capability. The Quick-Tag™, FIDO™, and TagWorks systems have patent protected technology that is a major barrier to entry and preserves this market segment.

The principal competitors for Hillman’s F&I business are Midwest Fastener and Hy-Ko Products Company (“Hy-Ko”) in the hardware store marketplace. Midwest Fasteners primarily focuses on fasteners, while Hy-Ko is the major competitor in LNS products and keys/key accessories. The Company’s management estimates that Hillman sells to approximately 63% of the full service hardware stores in the F&I marketplace. The hardware outlets that purchase products but not services from Hillman also purchase products from local and regional distributors and cooperatives. Hillman competes primarily on field service, merchandising, as well as product availability, price, and depth of product line.

Insurance Arrangements

Under the Company’s current insurance programs, commercial umbrella coverage is obtained for catastrophic exposure and aggregate losses in excess of expected claims. Since 1991, the Company has retained the exposure on certain expected losses related to worker’s compensation, general liability, and automobile. The Company also retains the exposure on expected losses related to health benefits of certain employees. The Company believes that our present insurance is adequate for our businesses. See Note 17, Commitments and Contingencies, of Notes to Consolidated Financial Statements.

Employees

As of December 31, 2013, the Company had 2,570 full time and part time employees, none of which were covered by a collective bargaining agreement. In the opinion of the Company’s management, employee relations are good.

Backlog

The Company does not consider the sales backlog to be a significant indicator of future performance due to the short order cycle of our business. The Company’s sales backlog from ongoing operations was approximately $4.4 million as of December 31, 2013 and approximately $4.8 million as of December 31, 2012.

Where You Can Find More Information

The Company files quarterly reports on Form 10-Q and annual reports on Form 10-K and furnishes current reports on Form 8-K and other information with the Securities and Exchange Commission (the “Commission”). You may read and copy any reports, statements, or other information filed by the Company at the Commission’s public reference rooms at 100 F Street, N.E., Washington, D.C. 20549. Please call the Commission at 1-800-SEC-0330 for more information on the public reference rooms. The Commission also maintains an Internet site at www.sec.gov that contains quarterly, annual, and current reports, proxy and information statements, and other information regarding issuers, like Hillman, that file electronically with the Commission.

In addition, our quarterly reports on Form 10-Q and annual reports on Form 10-K are available free of charge on the Company’s website at www.hillmangroup.com as soon as reasonably practicable after such reports are electronically filed with the SEC. The Company is providing the address to its website solely for the information of investors. The Company does not intend the address to be an active link or to incorporate the contents of the website into this report.

Item 1A - Risk Factors.

An investment in the Company’s securities involves certain risks as discussed below. However, the risks set forth below are not the only risks that the Company faces, and we face other risks which have not yet been identified or which are not yet otherwise predictable. If any of the following risks occur or are otherwise realized, the Company’s business, financial condition and results of operations could be materially adversely affected. You should consider carefully the risks described below and all other information in this annual report, including the Company’s financial statements and the related notes and schedules thereto, prior to making an investment decision with regard to the Company’s securities.

A prolonged economic downturn may adversely impact demand for our products, reduce access to credit, and cause our customers and others with which we do business to suffer financial hardship, all of which could adversely impact our business, results of operations, financial condition, and cash flows.

Our business, financial condition, and results of operations have and may continue to be affected by various economic factors. The U.S. economy is experiencing an uneven recovery following a protracted slowdown, and the future economic environment may continue to be challenging. The economic slowdown has led to reduced consumer and business spending and any delay in the recovery could lead to further reduced spending in the foreseeable future, including by our customers. In addition, economic conditions, including decreased access to credit, may result in financial difficulties leading to restructurings, bankruptcies, liquidations and other unfavorable events for our customers, suppliers, and other service providers. If such conditions deteriorate in 2014 or through 2015, our industry, business, and results of operations may be materially adversely impacted.

The Company’s business is impacted by general economic conditions in the U.S., Canada, and other international markets, particularly the U.S. retail markets including hardware stores, home centers, mass merchants, and other retailers. In recent quarters, operations have been negatively impacted by the slow growth in the U.S. economy, including higher unemployment figures, and the contraction of the retail market. Although there have been certain signs of improvement in the economy and stabilization of domestic credit markets from the height of the financial crisis, general expectations do not call for significant economic growth to return in the near term and may have the effect of reducing consumer spending which could adversely affect our results of operations during the next year.

If the current weakness continues in the retail markets including hardware stores, home centers, mass merchants, and other retail outlets in North America, or general recessionary conditions worsen, it could have a material adverse effect on the Company’s business.

In the past several years, the Company’s business has been adversely affected by the decline in the North American economy, particularly with respect to retail markets including hardware stores, home centers, lumberyards, and mass merchants. It is possible that this softness will continue or further deteriorate in 2014 or through 2015. To the extent that this decline persists or deteriorates, there is likely to be an unfavorable impact on demand for Company products which could have a material adverse effect on sales, earnings, and cash flows. In addition, due to current economic conditions, it is possible that certain customers’ credit-worthiness may erode and result in increased write-offs of customer receivables.

The Company operates in a highly competitive industry, which may have a material adverse effect on our business, financial condition, and results of operations.

The retail industry is highly competitive, with the principal methods of competition being product innovation, price, quality of service, quality of products, product availability and timeliness, credit terms, and the provision of value-added services, such as merchandising design, in-store service, and inventory management. The Company encounters competition from a large number of regional and national distributors, some of which have greater financial resources than the Company and may offer a greater variety of products. If these competitors are successful, the Company’s business, financial condition, and results of operations may be materially adversely affected.

To compete successfully, the Company must develop and commercialize a continuing stream of innovative new products that create consumer demand.

Our long-term success in the current competitive environment depends on our ability to develop and commercialize a continuing stream of innovative new products, including those in our new mass merchant fastener program, which create and maintain consumer demand. The Company also faces the risk that our competitors will introduce innovative new products that compete with the Company’s products. The Company’s strategy includes increased investment in new product development and continued focus on innovation. There are, nevertheless, numerous uncertainties inherent in successfully developing and commercializing innovative new products on a continuing basis, and new product launches may not provide expected growth results.

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

The Company’s three largest customers constituted approximately 39.7% of net sales and 44.2% of the year-end accounts receivable balance for 2013. Each of these customers is a big box chain store. As a result, the Company’s results of operations depend greatly on our ability to maintain existing relationships and arrangements with these big box chain stores. To the extent that the big box chain stores are materially adversely impacted by the current economic slowdown, this could have a negative effect on our results of operations. The loss of one of these customers or a material adverse change in the relationship with these customers could have a negative impact on the Company’s business. The Company’s inability to penetrate new channels of distribution may also have a negative impact on our future sales and business.

Successful sales and marketing efforts depend on the Company’s ability to recruit and retain qualified employees.

The success of the Company’s efforts to grow our business depends on the contributions and abilities of key executives, our sales force and other personnel, including the ability of our sales force to achieve adequate customer coverage. The Company must therefore continue to recruit, retain and motivate management, sales, and other personnel to maintain our current business and to support our projected growth. A shortage of these key employees might jeopardize the Company’s ability to implement our growth strategy.

The Company is exposed to adverse changes in currency exchange rates.

Exposure to foreign currency risk results because the Company, through our global operations, enters into transactions and makes investments denominated in multiple currencies. The Company’s predominant exposures are in Canadian, Australian, Mexican, and Asian currencies, including the Chinese Renminbi (“RMB”). In preparing the Company’s financial statements, for foreign operations with functional currencies other than the U.S. dollar, asset and liability accounts are translated at current exchange rates, and income and expenses are translated using weighted-average exchange rates. With respect to the effects on translated earnings, if the U.S. dollar strengthens relative to local currencies, the Company’s earnings could be negatively impacted. The Company does not make a practice of hedging our non-U.S. dollar earnings.

The Company sources many products from China and other Asian countries for resale in other regions. To the extent that the RMB or other currencies appreciate with respect to the U.S. dollar, the Company may experience cost increases on such purchases. The RMB appreciated against the U.S. dollar by 2.8% in 2013, 1.0% in 2012, and 4.6% in 2011. Significant appreciation of the RMB or other currencies in countries where the Company sources our products could adversely impact the Company’s profitability. In addition, the Company’s foreign subsidiaries may purchase certain products from their vendors denominated in U.S. dollars. If the U.S. dollar strengthens compared to the local currencies, it may result in margin erosion. The Company has a practice of hedging some of its Canadian subsidiary’s purchases denominated in U.S. dollars. The Company may not be successful at implementing customer pricing or other actions in an effort to mitigate the related cost increases and thus our results of operations may be adversely impacted.

The Company’s results of operations could be negatively impacted by inflation or deflation in the cost of raw materials, freight, and energy.

The Company’s products are manufactured of metals, including but not limited to steel, aluminum, zinc, and copper. Additionally, the Company uses other commodity-based materials in the manufacture of LNS that are resin-based and subject to fluctuations in the price of oil. The Company is also exposed to fluctuations in the price of diesel fuel in the form of freight surcharges on customer shipments and the cost of gasoline used by the field sales and service force. Continued inflation over a period of years would result in significant increases in inventory costs and operating expenses. If the Company is unable to mitigate these inflation increases through various customer pricing actions and cost reduction initiatives, the Company’s financial condition may be adversely affected. Conversely, in the event that there is deflation, the Company may experience pressure from our customers to reduce prices. There can be no assurance that the Company would be able to reduce our cost base (through negotiations with suppliers or other measures) to offset any such price concessions which could adversely impact the Company’s results of operations and cash flows.

The Company’s business is subject to risks associated with sourcing product from overseas.

The Company imports large quantities of our fastener products. Substantially all of our import operations are subject to customs requirements and to tariffs and quotas set by governments through mutual agreements or bilateral actions. In addition, the countries from which the Company’s products and materials are manufactured or imported may, from time to time, impose additional quotas, duties, tariffs, or other restrictions on their imports or adversely modify existing restrictions. Adverse changes in these import costs and restrictions, or the Company’s suppliers’ failure to comply with customs regulations or similar laws, could harm the Company’s business.

The Company’s ability to import products in a timely and cost-effective manner may also be affected by conditions at ports or issues that otherwise affect transportation and warehousing providers, such as port and shipping capacity, labor disputes, severe weather, or increased homeland security requirements in the U.S. and other countries. These issues could delay importation of products or require the Company to locate alternative ports or warehousing providers to avoid disruption to customers. These alternatives may not be available on short notice or could result in higher transit costs, which could have an adverse impact on the Company’s business and financial condition.

Acquisitions have formed a significant part of our growth strategy in the past, including the acquisition of Paulin in 2013, and may continue to do so. If we are unable to identify suitable acquisition candidates or obtain financing needed to complete an acquisition, our growth strategy may not succeed.

Historically, the Company’s growth strategy has relied on acquisitions that either expand or complement our businesses in new or existing markets, including the Paulin Acquisition in 2013, which expanded our presence in Canada. However, there can be no assurance that the Company will be able to identify or acquire acceptable acquisition candidates on terms favorable to the Company and in a timely manner, if at all, to the extent necessary to fulfill Hillman’s growth strategy.

The process of integrating acquired businesses, including Paulin, into the Company’s operations may result in unforeseen difficulties and may require a disproportionate amount of resources and management attention, and there can be no assurance that Hillman will be able to successfully integrate acquired businesses into our operations.

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

If the Company were required to write down all or part of our goodwill or indefinite-lived tradenames, our results of operations could be materially adversely affected.

As a result of the Merger Transaction and the subsequent acquisitions of Servalite, TagWorks, Ook, and Paulin, the Company has $466.2 million of goodwill and $54.1 million of indefinite-lived trade names recorded on our Consolidated Balance Sheet at December 31, 2013. The Company is required to periodically determine if our goodwill or indefinite-lived trade names have become impaired, in which case we would write down the impaired portion of the intangible asset. If the Company were required to write down all or part of our goodwill or indefinite-lived trade names, our net income could be materially adversely affected.

The Company’s success is highly dependent on information and technology systems.

The Company believes that our proprietary computer software programs are an integral part of our business and growth strategies. Hillman depends on our information systems to process orders, to manage inventory and accounts receivable collections, to purchase, sell and ship products efficiently and on a timely basis, to maintain cost-effective operations and to provide superior service to our customers. If these systems are damaged, intruded upon, shutdown, or cease to function properly (whether by planned upgrades, force majeure, telecommunications failures, hardware or software break-ins or viruses, other cyber-security incidents, or otherwise), the Company may suffer disruption in its ability to manage and operate its business.

There can be no assurance that the precautions which the Company has taken against certain events that could disrupt the operations of our information systems will prevent the occurrence of such a disruption. Any such disruption could have a material adverse effect on the Company’s business and results of operations.

Unauthorized disclosure of sensitive or confidential customer, employee, supplier or Company information, whether through a breach of our computer systems, including cyber attacks or otherwise, could severely harm our business.

As part of our business, we collect, process, and retain sensitive and confidential personal information about our customers, employees and suppliers. Despite the security measures we have in place, our facilities and systems, and those of the retailers and other third party distributors with which we do business, may be vulnerable to security breaches, cyber-attacks, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer, employee, supplier or Company information, whether by us or by the retailers and other third party distributors with which we do business, could result in losses, severely damage our reputation, expose us to the risks of litigation and liability, disrupt our operations and have a material adverse effect on our business, results of operations and financial condition. The regulatory environment related to information security, data collection and privacy is increasingly rigorous, with new and constantly changing requirements applicable to our business, and compliance with those requirements could result in additional costs.

Failure to adequately protect intellectual property could adversely affect our business.

Intellectual property rights are an important and integral component of our business. The Company attempts to protect our intellectual property rights through a combination of patent, trademark, [copyright] and trade secret laws, as well as licensing agreements and third-party nondisclosure and assignment agreements. Failure to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business.

Risks relating to the Senior Notes and our Indebtedness

The Company has significant indebtedness that could affect operations and financial condition and prevent the Company from fulfilling our obligations under the notes.

The Company has a significant amount of indebtedness. On December 31, 2013, total indebtedness was $756.4 million, consisting of $105.4 million of indebtedness of Hillman and $651.0 million of indebtedness of Hillman Group.

The Company’s substantial indebtedness could have important consequences to investors in Hillman securities. For example, it could:

•	make it more difficult for the Company to satisfy obligations to holders of the notes;

•	increase the Company’s vulnerability to general adverse economic and industry conditions;

•	require the dedication of a substantial portion of cash flow from operations to payments on indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, research and development efforts, and other general corporate purposes;

•	limit flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place the Company at a competitive disadvantage compared to competitors that have less debt; and

•	limit the Company’s ability to borrow additional funds.

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

The Company may be able to incur substantial additional indebtedness in the future. The terms of the indenture do not fully prohibit the Company or our subsidiaries from doing so. The senior secured credit facilities permit additional borrowing of up to $30.0 million on the revolving credit facility and all of those borrowings would rank senior to the notes and the guarantees. If new debt is added to our current debt levels, the related risks that the Company and our subsidiaries now face could intensify.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

The ability to make payments on and to refinance our indebtedness, including the notes, and to fund planned capital expenditures and research and development efforts, will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control.

The Company cannot assure you that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule, or that future borrowings will be available under our credit facility in an amount sufficient to enable the Company to pay our indebtedness, including the notes, or to fund our other liquidity needs. The Company may need to refinance all or a portion of our indebtedness, including the notes on or before maturity. The Company cannot assure you that we will be able to refinance any of our indebtedness, including our credit facility and the notes, on commercially reasonable terms or at all.

The failure to meet certain financial covenants required by our credit agreements may materially and adversely affect assets, financial position, and cash flows.

Certain of the Company’s credit agreements require the maintenance of a leverage ratio and limit our ability to incur debt, make investments, make dividend payments to holders of the Trust Preferred Securities, or undertake certain other business activities. In particular, our maximum allowed leverage requirement is 4.75x, excluding the junior subordinated debentures, as of December 31, 2013. A breach of the leverage covenant, or any other covenants, could result in an event of default under the credit agreements. Upon the occurrence of an event of default under the credit agreements, all amounts outstanding, together with accrued interest, could be declared immediately due and payable by our lenders. If this happens, our assets may not be sufficient to repay in full the payments due under the credit agreements. The current credit market environment and other macro-economic challenges affecting the global economy may adversely impact our ability to borrow sufficient funds or sell assets or equity in order to pay existing debt.

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

On the basis of historical financial information, recent operating history, and other factors, the Company’s management believes that each guarantor, after giving effect to its guarantee of the notes, will not be insolvent, have unreasonably small capital for the business in which it is engaged, or have incurred debts beyond its ability to pay such debts as they mature. The Company’s management can make no assurances as to what standard a court would apply in making these determinations or that a court would agree with our conclusions in this regard.

The Company may not be able to fulfill our repurchase obligations with respect to the notes upon a change of control.

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

The definition of change of control in the indenture governing the notes includes a phrase relating to the direct or indirect sale, transfer, conveyance, or other disposition of “all or substantially all” of our and our restricted subsidiaries’ assets, taken as a whole. Although there is a limited body of case law interpreting the phrase “substantially all”, there is no precise established definition of the phrase under applicable law. Accordingly, the ability of a holder of notes to require us to repurchase such notes as a result of a sale, transfer, conveyance, or other disposition of less than all of our restricted subsidiaries’ assets taken as a whole to another person or group may be uncertain. In addition, a recent Delaware Chancery Court decision raised questions about the enforceability of provisions, which are similar to those in the indenture governing the notes, related to the triggering of a change of control as a result of a change in the composition of a board of directors. Accordingly, the ability of a holder of notes to require us to repurchase notes as a result of a change in the composition of our board of directors may be uncertain.

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

Some but not all of our subsidiaries guarantee the notes. In the event of a bankruptcy, liquidation, or reorganization of any of our non-guarantor subsidiaries, holders of their indebtedness and their trade creditors will generally be entitled to payment of their claims from the assets of those subsidiaries before any assets are made available for distribution to us.

As of December 31, 2013, the notes were effectively junior to $29.2 million of indebtedness and other current liabilities (including trade payables) of our non-guarantor subsidiaries. Our non-guarantor subsidiaries held $153.5 million of our consolidated assets as of December 31, 2013.

Item 1B - Unresolved Staff Comments.

None.

Item 2 - Properties.

As of December 31, 2013, the Company’s principal office, manufacturing, and distribution properties were as follows:

Business Segment	Approximate Square Footage	Description
United States, excluding All Points
Cincinnati, Ohio	270,000	Office, Distribution
Forest Park, Ohio	385,000	Office, Distribution
Jacksonville, Florida	97,000	Distribution
Lewisville, Texas	81,000	Distribution
Shafter, California	134,000	Distribution
Tempe, Arizona	184,000	Office, Mfg., Distribution
United States, All Points
Pompano Beach, Florida	39,000	Office, Distribution
Canada
Burnaby, British Columbia	29,000	Distribution
Edmonton, Alberta	41,000	Distribution
Laval, Quebec	36,000	Distribution
Milton, Ontario	27,000	Manufacturing
Mississauga, Ontario	65,000	Manufacturing, Distribution
Moncton, New Brunswick	13,000	Office, Distribution
Pickering, Ontario	191,000	Distribution
Scarborough, Ontario	372,000	Office, Mfg., Distribution
Winnipeg, Manitoba	40,000	Distribution
Mexico
Monterrey	13,000	Distribution
Australia
Melbourne	16,000	Distribution

All of the Company’s facilities are leased, with the exception of one distribution facility located in Scarborough, ON. In the opinion of the Company’s management, the Company’s existing facilities are in good condition.

Item 3 - Legal Proceedings.

The information set forth under Note 17, Commitments and Contingencies, to the accompanying consolidated financial statements included in this Annual Report on Form 10-K is incorporated herein by reference.

Item 4 - Mine Safety Disclosures.

Not Applicable.

PART II

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Stock Exchange Listing

The Company’s common stock does not trade and is not listed on or quoted in an exchange or other market. The Trust Preferred Securities trade under the ticker symbol HLM.Pr on the NYSE Amex. The following table sets forth the high and low sales prices as reported on the NYSE Amex for the Trust Preferred Securities.

2013	High	Low
First Quarter	$32.99	$29.98
Second Quarter	34.00	25.32
Third Quarter	31.00	28.68
Fourth Quarter	31.02	29.75

2012	High	Low
First Quarter	$31.50	$29.00
Second Quarter	31.00	29.50
Third Quarter	30.83	29.41
Fourth Quarter	31.28	29.51

The Trust Preferred Securities have a liquidation value of $25.00 per security. As of March 21, 2014, there were 411 holders of Trust Preferred Securities. As of March 28, 2014, the total number of Trust Preferred Securities outstanding was 4,217,724. As of March 28, 2014, the Company’s total number of shares of common stock outstanding was 5,000, held by one stockholder.

Distributions

The Company pays interest to the Hillman Group Capital Trust (the “Trust”) on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.2 million per annum in the aggregate. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. For the years ended December 31, 2013 and 2012, the Company paid $12.2 million per year in interest on the Junior Subordinated Debentures, which was equivalent to the amounts distributed by the Trust for the same periods.

Pursuant to the indenture that governs the Trust Preferred Securities, the Trust is able to defer distribution payments to holders of the Trust Preferred Securities for a period that cannot exceed 60 months (the “Deferral Period”). During the Deferral Period, the Company is required to accrue the full amount of all interest payable, and such deferred interest payments are immediately payable by the Company at the end of the Deferral Period. There were no deferrals of distribution payments to holders of the Trust Preferred Securities in 2013 or 2012.

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

Issuer Purchases of Equity Securities

The Company made no repurchases of our equity securities during 2013.

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

The following table sets forth selected consolidated financial data of the Predecessor as of and for the five months ended May 28, 2010 and as of and for the year ended December 31, 2009; and consolidated financial data of the Successor as of and for the years ended December 31, 2013, 2012, and 2011 and as of and for the seven months ended December 31, 2010. See the accompanying Notes to Consolidated Financial Statements and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information regarding the acquisition of the Company by an affiliate of OHCP and the Company’s debt refinancing as well as other acquisitions that affect comparability.

	Successor				Predecessor
(dollars in thousands)	Year Ended 12/31/13	Year Ended 12/31/12	Year Ended 12/31/11	Seven Months Ended 12/31/10	Five Months Ended 5/28/10	Year Ended 12/31/09
Income Statement Data:
Net sales	$701,641	$555,465	$506,526	$276,680	$185,716	$458,161
Cost of Sales (exclusive of depreciation and amortization)	359,326	275,016	252,491	136,554	89,773	224,642
Acquisition and integration expense (1)	8,638	3,031	2,805	11,150	11,342	—
Net loss	(1,148)	(7,234)	(9,779)	(8,038)	(25,208)	(1,230)

Balance Sheet Data at December 31:
Total assets	$1,264,856	$1,175,793	$1,127,851	$1,052,778	N/A	$628,481
Long-term debt & capital lease obligations (2)	385,955	313,439	315,709	300,714	N/A	208,163
10.875% Senior Notes	265,000	265,000	200,000	150,000	N/A	—
Mandatorily redeemable preferred stock	—	—	—	—	N/A	111,452
Management purchased preferred options	—	—	—	—	N/A	6,617

(1)	Acquisition and integration expenses for investment banking, legal, and other professional fees incurred in connection with the Merger Transaction and subsequent acquisitions.
(2)	Includes current portion of long-term debt (at face value) and capitalized lease obligations.

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion provides information which the Company’s management believes is relevant to an assessment and understanding of the Company’s operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and related notes and schedules thereto appearing elsewhere herein.

Forward-Looking Statements

Certain disclosures related to acquisitions, refinancing, capital expenditures, resolution of pending litigation, and realization of deferred tax assets contained in this annual report involve substantial risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” “project,” or the negative of such terms or other similar expressions.

These forward-looking statements are not historical facts, but rather are based on management’s current expectations, assumptions, and projections about future events. Although management believes that the expectations, assumptions, and projections on which these forward-looking statements are based are reasonable, they nonetheless could prove to be inaccurate, and as a result, the forward-looking statements based on those expectations, assumptions, and projections also could be inaccurate. Forward-looking statements are not guarantees of future performance. Instead, forward-looking statements are subject to known and unknown risks, uncertainties, and assumptions that may cause the Company’s strategy, planning, actual results, levels of activity, performance, or achievements to be materially different from any strategy, planning, future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Actual results could differ materially from those currently anticipated as a result of a number of factors, including the risks and uncertainties discussed under the caption “Risk Factors” set forth in Item 1A of this annual report. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements.

All forward-looking statements attributable to the Company or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this annual report; they should not be regarded as a representation by the Company or any other individual. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this annual report might not occur or might be materially different from those discussed.

General

Hillman is one of the largest providers of hardware-related products and related merchandising services to retail markets in North America. The Company’s principal business is operated through our wholly-owned subsidiary, The Hillman Group, Inc. (the “Hillman Group”), which had net sales of approximately $701.6 million in 2013. The Hillman Group sells our products to hardware stores, home centers, mass merchants, pet supply stores, and other retail outlets principally in the United States, Canada, Mexico, Australia, Latin America, and the Caribbean. Product lines include thousands of small parts such as fasteners and related hardware items; threaded rod and metal shapes; keys, key duplication systems, and accessories; builder’s hardware; and identification items, such as tags and letters, numbers, and signs. The Company supports our product sales with value added services including design and installation of merchandising systems and maintenance of appropriate in-store inventory levels.

Merger Transaction

On May 28, 2010, Hillman was acquired by affiliates of OHCP and certain members of Hillman’s management and Board of Directors. Pursuant to the terms and conditions of an Agreement and Plan of Merger dated as of April 21, 2010, the Company was merged with an affiliate of OHCP with the Company surviving the Merger Transaction. As a result of the Merger Transaction, Hillman is a wholly-owned subsidiary of Holdco. The total consideration paid in the Merger Transaction was $832.7 million which includes $11.5 million for the Quick Tag license and related patents, repayment of outstanding debt, and the net value of the Company’s outstanding junior subordinated debentures ($105.4 million liquidation value, net of $3.3 million in trust common securities, at the time of the merger).

Financing Arrangements

On May 28, 2010, the Company and certain of our subsidiaries closed on a $320.0 million senior secured first lien credit facility (the “Senior Facilities”), consisting of a $290.0 million term loan and a $30.0 million revolving credit facility (“Revolver”). The term loan portion of the Senior Facilities had a six year term and the Revolver had a five year term. The Senior Facilities provide borrowings at interest rates based on a EuroDollar rate plus a margin of 3.75% (the “EuroDollar Margin”), or a base rate (the “Base Rate”) plus a margin of 2.75% (the “Base Rate Margin”). The EuroDollar rate was subject to a minimum floor of 1.75% and the Base Rate was subject to a minimum floor of 2.75%.

Concurrently with the Merger Transaction, Hillman Group issued $150.0 million aggregate principal amount of senior notes due 2018 (the “10.875% Senior Notes”). On March 16, 2011, Hillman Group completed an offering of $50.0 million aggregate principal amount of 10.875% Senior Notes. Hillman Group received a premium of approximately $4.6 million on the $50.0 million 10.875% Senior Notes offering. On December 21, 2012, Hillman Group completed an offering of $65.0 million aggregate principal amount of 10.875% Senior Notes. Hillman Group received a premium of approximately $4.2 million on the $65.0 million 10.875% Senior Notes offering. The 10.875% Senior Notes are guaranteed by The Hillman Companies, Inc., Hillman Investment Company, and all of the domestic subsidiaries of Hillman Group. Hillman Group pays interest on the 10.875% Senior Notes semi-annually on June 1 and December 1 of each year.

The Senior Facilities contain financial and operating covenants. These covenants require the Company to maintain certain financial ratios, including a secured leverage ratio. These debt agreements provide for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, cross-defaults, bankruptcy events, failure to pay judgments, attachment of its assets, change of control, and the issuance of an order of dissolution. Certain of these events of default are subject to notice and cure periods or materiality thresholds. The occurrence of an event of default permits the lenders under the Senior Facilities to accelerate repayment of all amounts due, terminate commitments, direct borrower to pay Collateral Agent additional cash collateral, and enforce any and all rights.

The Company pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.2 million per annum in the aggregate. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. Pursuant to the Indenture that governs the Trust Preferred Securities, the Trust is able to defer distribution payments to holders of the Trust Preferred Securities for a period that cannot exceed 60 months (the “Deferral Period”). During a Deferral Period, the Company is required to accrue the full amount of all interest payable, and such deferred interest payable would become immediately payable by the Company at the end of the Deferral Period. There were no deferrals of distribution payments to holders of the Trust Preferred Securities in 2013 or 2012.

Effective April 18, 2011, the Company completed an amendment to the credit agreement governing our Senior Facilities. The Senior Facilities amendment eliminated the total leverage and interest coverage covenants and reduced the secured leverage covenant to 4.75x with no future step downs. The term loan pricing was modified to reduce the Eurodollar Margin and the Base Rate Margin by 25 basis points and reduce the floor on Eurodollar and Base Rate Loans by an additional 25 basis points. In connection with the amendment to the credit agreement, the Company incurred loan discount costs of $1.25 million. As the modification of the Senior Facilities agreement was not substantial, the unamortized loan discount and debt issuance costs will be amortized over the term of the amended Senior Facilities.

Effective November 4, 2011, the Company entered into a Joinder Agreement to our credit agreement under the existing Senior Facilities (the “2011 Incremental Facility”). The 2011 Incremental Facility increased the aggregate term loan commitments available to Hillman Group under the Senior Facilities by $30.0 million. In connection with the 2011 Incremental Facility, the Company incurred loan discount costs of approximately $0.8 million. As the modification of the Senior Facilities agreement was not substantial, the unamortized loan discount costs will be amortized over the term of the amended Senior Facilities. The Company used the proceeds for general corporate purposes.

Effective November 7, 2012, the Company entered into a Joinder Agreement to our credit agreement under the existing Senior Facilities (the “2012 Incremental Facility”). The 2012 Incremental Facility increased the aggregate term loan commitments available to Hillman Group under the Senior Facilities by $76.8 million. Subject to the conditions precedent to each funding date described in Section 17 of the 2012 Incremental Facility, the Company may make two drawings under the 2012 Incremental Facility on any business day after November 7, 2012 and prior to April 1, 2013. The Company drew down on funds from the 2012 Incremental Facility in order to fund the permitted acquisition of Paulin on February 19, 2013. The proceeds from the 2012 Incremental Facility were also used for general corporate purposes. The aggregate principal amount of commitments under the Senior Facilities, after giving effect to the 2012 Incremental Facility, was $420.0 million.

Effective February 14, 2013, the Company completed an amendment to the credit agreement governing our Senior Facilities. The Senior Facilities amendment modified the term loan pricing to reduce the EuroDollar margin by 50 basis points to 3.00% and reduce the EuroDollar floor on EuroDollar loans by an additional 25 basis points to 1.25%. This amendment modified the term loan pricing to reduce the base rate margin by 50 basis points to 2.00% and reduce the floor on base rate loans by an additional 25 basis points to 2.25%. This amendment also extends the maturity date of the term loan facilities by one year to May 28, 2017.

Effective December 19, 2013, the Company completed an amendment to the credit agreement governing our Senior Facilities. The Senior Facilities amendment modified the term loan pricing to reduce the EuroDollar margin by 25 basis points to 2.75% and reduce the EuroDollar floor on EuroDollar term loans by an additional 25 basis points to 1.00%. This amendment modified the term loan pricing to reduce the base rate margin by 25 basis points to 1.75% and reduce the floor on base rate term loans by an additional 25 basis points to 2.00%. The Company was in compliance with all provisions and covenants of the amended Senior Facilities as of December 31, 2013.

Acquisitions

On March 16, 2011, Hillman Group acquired all of the membership interests in TagWorks L.L.C., an Arizona limited liability company (the “TagWorks Acquisition”), for an initial purchase price of approximately $40.0 million in cash. In addition, upon the fulfillment of certain conditions, Hillman Group paid additional consideration of $12.5 million to the sellers of TagWorks on October 31, 2011, and also paid an additional earn-out payment of $12.5 million in March 2012. In conjunction with this agreement, Hillman Group entered into an agreement with KeyWorks, a company affiliated with TagWorks, to assign its patent-pending retail key program technology to Hillman Group. Effective December 31, 2011, TagWorks was merged with and into Hillman Group, with Hillman Group as the surviving entity.

On December 1, 2011, the Hillman Group purchased certain assets of Micasa Trading Corporation (“Micasa”), a Florida based producer of the Ook brand of picture hangers and related products (the “Ook Acquisition”). The aggregate purchase price was $14.8 million paid in cash.

On February 19, 2013, the Company acquired all of the issued and outstanding Class A common shares of H. Paulin & Co., Limited (the “Paulin Acquisition”). The aggregate purchase price of the Paulin Acquisition was $103.4 million paid in cash. On March 31, 2013, H. Paulin & Co., Limited was amalgamated with The Hillman Group Canada ULC and continues as a division operating under the trade name of H. Paulin & Co. (“Paulin”).

Product Revenues

The following is revenue based on products for the Company’s significant product categories (in thousands):

	Year Ended December 31,
	2013	2012	2011
Net sales
Keys	$90,518	$86,943	$85,410
Engraving	48,442	48,979	41,734
Letters, numbers and signs	34,045	32,251	33,079
Fasteners	450,234	308,770	279,564
Threaded rod	31,802	33,326	31,135
Code cutter	2,680	2,851	3,312
Builders hardware	17,320	16,370	10,080
Other	26,600	25,975	22,212

Consolidated net sales	$701,641	$555,465	$506,526

Results of Operations

Sales and profitability for the years ended December 31, 2013 and 2012:

	Year ended December 31, 2013		Year ended December 31, 2012
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Net sales	$701,641	100.0%	$555,465	100.0%
Cost of sales (exclusive of depreciation and amortization shown below)	359,326	51.2%	275,016	49.5%
Selling	102,354	14.6%	90,498	16.3%
Warehouse & delivery	78,606	11.2%	58,097	10.5%
General & administrative	44,691	6.4%	39,735	7.2%
Acquisition and integration	8,638	1.2%	3,031	0.5%
Depreciation	24,796	3.5%	22,009	4.0%
Amortization	22,112	3.2%	21,752	3.9%
Management and transaction fees to related party	77	0.0%	155	0.0%
Other (income) expense, net	4,600	0.7%	4,204	0.8%

Income from operations	56,441	8.0%	40,968	7.4%

Interest expense	48,138	6.9%	41,138	7.4%
Interest expense on junior subordinated debentures	12,610	1.8%	12,610	2.3%
Investment income on trust common securities	(378)	(0.1%)	(378)	(0.1%)

Loss before taxes	(3,929)	(0.6%)	(12,402)	(2.2%)

Income tax benefit	(2,781)	(0.4%)	(5,168)	(0.9%)

Net loss	$(1,148)	(0.2%)	$(7,234)	(1.3%)

Current Economic Conditions

The Company’s business is impacted by general economic conditions in the U.S. and international markets, particularly the U.S. retail markets including hardware stores, home centers, mass merchants, and other retailers. In recent quarters, operations have been negatively impacted by the uneven recovery of the U.S. economy and high unemployment figures. Conditions are not expected to improve significantly in the near term and there still exists concern about downside risk to future growth and the high unemployment rate. These factors may have the effect of reducing consumer spending which could adversely affect our results of operations during the current year and beyond.

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

Year Ended December 31, 2013 vs Year Ended December 31, 2012

Revenues

Net sales for the year ended December 31, 2013 were $701.6 million, an increase of $146.1 million compared to net sales of $555.5 million for the year ended December 31, 2012. The increase in revenue was primarily attributable to the acquisition of the Paulin business in 2013 which contributed approximately $130.4 million in incremental net sales to the 2013 period. Our national accounts, All Points, Mexico, and F&I businesses provided favorable revenue gains compared to the prior year, however a decline in retail activity and a reduced level of product penetration in the 2013 period resulted in revenue decreases from the prior year in our engraving and regional accounts.

Expenses

Operating expenses were substantially higher for the year ended December 31, 2013 than for the year ended December 31, 2012. The primary reasons for the increase in operating expenses were the inclusion of the Paulin business for approximately ten months of 2013 and the increase in stock compensation expense. These costs were partially offset by the settlement of the Hy-Ko antitrust case and legal costs related to the Hy-Ko patent infringement and antitrust litigation recorded in 2012. The following changes in underlying trends also impacted the change in operating expenses:

•	The Company’s cost of sales was $359.3 million, or 51.2% of net sales, in the year ended December 31, 2013 compared to $275.0 million, or 49.5% of net sales, in the year ended December 31, 2012. The cost of sales percentage in the 2013 period was higher than the comparable 2012 period as a result of the inclusion of the Paulin business which increased cost of sales by 2.5% expressed as a percent of sales. The favorable change in the cost of sales percentage for 2013 excluding Paulin was the result of favorable changes in product cost and sales mix.

•	Selling expense was $102.4 million, or 14.6% of net sales, in the year ended December 31, 2013 compared to $90.5 million, or 16.3% of net sales, in the year ended December 31, 2012. Selling expense of approximately $9.6 million was attributable to the new Paulin business in the 2013 period. In 2013, selling expense excluding the Paulin business expressed as a percentage of sales was approximately equal to the prior year.

•	Warehouse and delivery expense was $78.6 million, or 11.2% of net sales, in 2013, an increase of $20.5 million compared to warehouse and delivery expense of $58.1 million, or 10.5% of net sales, in 2012. Warehouse and delivery expense of approximately $18.6 million was attributable to the new Paulin business in the year of 2013. The costs in the remaining Hillman businesses were up approximately $1.9 million from the prior year period primarily from increased warehouse lease cost and freight on customer shipments.

•	G&A expenses were $44.7 million, or 6.4% of net sales in 2013, an increase of $5.0 million compared to $39.7 million, or 7.2% of net sales in 2012. G&A expenses in the 2013 period included approximately $9.0 million in stock compensation cost and approximately $8.3 million in costs from the new Paulin business. G&A expenses in 2012 included approximately $11.7 million in legal fees and settlements related to the Hy-Ko patent infringement and antitrust cases.

•	Acquisition and integration costs were $8.6 million for the year ended December 31, 2013 primarily as a result of charges for investment banking, legal, and other expenses incurred in connection with the acquisition of Paulin. The acquisition and integration costs were $3.0 million for the year ended December 31, 2012 as a result of charges for investment banking, legal, and other expenses incurred in connection with the acquisitions of Paulin and Ook.

•	Depreciation expense was $24.8 million for the year ended December 31, 2013 compared to $22.0 million for the prior year. The higher amount of depreciation expense for the 2013 period was primarily due to the additional depreciation expense of the fixed assets acquired as a result of the Paulin Acquisition.

•	Amortization expense was $22.1 million for the year ended December 31, 2013 compared to $21.8 million for the prior year. The slightly higher amount of amortization expense for the 2013 period was due to the additional amortization expense of certain intangible assets acquired as a result of the Paulin Acquisition.

•	Interest expense, net, was $48.1 million for the year ended December 31, 2013 compared to $41.1 million in the prior year. The increase in interest expense was primarily the result of the Company’s higher borrowing levels in both the $265.0 million aggregate principal amount of the 10.875% Senior Notes and the Senior Facilities during 2013 compared to 2012.

•	Other (income) expense, net was $4.6 million for the year ended December 31, 2013 compared to $4.2 million for the year ended December 31, 2012. The other expenses incurred in 2013 and 2012 were primarily the result of the restructuring costs incurred to streamline the warehouse distribution system.

Results of Operations

Sales and profitability for the year ended December 31, 2012 and December 31, 2011:

	Year ended December 31, 2012		Year ended December 31, 2011
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Net sales	$555,465	100.0%	$506,526	100.0%
Cost of sales (exclusive of depreciation and amortization shown below)	275,016	49.5%	252,491	49.8%
Selling	90,498	16.3%	85,326	16.8%
Warehouse & delivery	58,097	10.5%	55,063	10.9%
General & administrative	39,735	7.2%	29,377	5.8%
Acquisition and integration	3,031	0.5%	2,805	0.6%
Depreciation	22,009	4.0%	21,333	4.2%
Amortization	21,752	3.9%	20,717	4.1%
Management and transaction fees to related party	155	0.0%	110	0.0%
Other (income) expense, net	4,204	0.8%	851	0.2%

Income from operations	40,968	7.4%	38,453	7.6%

Interest expense	41,138	7.4%	40,679	8.0%
Interest expense on junior subordinated debentures	12,610	2.3%	12,610	2.5%
Investment income on trust common securities	(378)	(0.1%)	(378)	(0.1%)

Loss before taxes	(12,402)	(2.2%)	(14,458)	(2.9%)

Income tax benefit	(5,168)	(0.9%)	(4,679)	(0.9%)

Net loss	$(7,234)	(1.3%)	$(9,779)	(1.9%)

Year Ended December 31, 2012 vs Year Ended December 31, 2011

Revenues

Net sales for the year ended December 31, 2012 were $555.5 million compared to net sales for the year ended December 31, 2011 of $506.5. The increase in revenues of $49.0 million was primarily attributable to an improvement in retail activity and certain pricing actions taken in early 2012 resulted in further revenue improvement over the prior year in our F&I hardware accounts, Regional accounts, the All Points division, and for Home Depot. In addition, revenue increased from having a full year of the newly acquired TagWorks and Ook businesses which contributed approximately $16.3 million in incremental net sales to 2012.

Expenses

Operating expenses were substantially higher for the year ended December 31, 2012 than for the year ended December 31, 2011. The primary reasons for the increase in operating expenses were the settlement of the Hy-Ko antitrust case and increase in legal costs related to the Hy-Ko patent infringement and antitrust litigation together with the inclusion of the newly acquired Ook business in the full year of 2012. In addition, the TagWorks business was acquired in March 2011 and therefore contributed approximately nine months of operating expenses to 2011 and twelve months of operating expenses to 2012. The following changes in underlying trends also impacted the change in operating expenses:

•	The Company’s cost of sales was $275.0 million, or 49.5% of net sales, in the year ended December 31, 2012 compared to $252.5 million, or 49.8% of net sales, in the year ended December 31, 2011. The cost of sales percentage was comparable for the two periods as unfavorable changes in product cost and sales mix have been offset by pricing actions.

•	Selling expense was $90.5 million, or 16.3% of net sales, in the year ended December 31, 2012 compared to $85.3 million, or 16.8% of net sales, in the year ended December 31, 2011. The TagWorks Acquisition and Ook Acquisition contributed to the higher sales volume in 2012, which resulted in higher variable service cost than 2011. The 2012 selling expense was less than 2011 when expressed as a percentage of net sales.

•	Warehouse and delivery expense was $58.1 million, or 10.5% of net sales, in 2012 compared to $55.1 million, or 10.9% of net sales, in 2011. The higher sales volume in 2012 resulted in higher overall costs for warehouse labor and freight used to process and deliver customer orders. However, as a result of operating efficiencies, these costs decreased from 2011 when expressed as a percentage of net sales.

•	G&A expenses were $39.7 million in 2012 compared to $29.4 million in 2011. The increase in G&A expenses was primarily the result of the settlement cost of the previously pending Hy-Ko antitrust case and higher legal expense on the Hy-Ko patent infringement and antitrust cases.

•	Acquisition and integration expense of $3.0 million for the year ended December 31, 2012 represents charges for investment banking, legal and other expenses incurred in connection with the acquisitions of Paulin and Ook. The Company incurred $2.8 million for the year ended December 31, 2011 for banking, legal, and other professional fees incurred in connection with the Merger Transaction, Servalite Acquisition, TagWorks Acquisition, Ook Acquisition, and start-up of operations for the Hillman Group Australia Pty, Ltd. (“Hillman Australia”).

•	Depreciation expense was $22.0 million for 2012 compared to $21.3 million for 2011. The increase in annual depreciation expense in 2012 was the result of the increase in fixed assets subject to depreciation acquired through capital additions.

•	Amortization expense was $21.8 million for the year ended December 31, 2012 compared to $20.7 million for the prior year. The higher amortization expense in 2012 was the result of the increase in intangible assets subject to amortization acquired in the Ook Acquisition.

•	Interest expense was $41.1 million for the year ended December 31, 2012 compared to $40.7 million in the prior year. The increase in interest expense for 2012 was primarily the result of the higher level of debt outstanding.

•	Other (income) expense, net was $4.2 million for the year ended December 31, 2012 compared to $0.9 million for the year ended December 31, 2011. The increase in other expenses was primarily the result of the restructuring costs incurred to move the TagWorks operation and streamline the warehouse distribution system.

Income Taxes

Year Ended December 31, 2013 and Year Ended December 31, 2012

The effective income tax rates were 70.8% and 41.7% for the twelve month periods ended December 31, 2013 and 2012, respectively. The effective income tax rate differed from the federal statutory rate in the twelve month periods ended December 31, 2013 and 2012 primarily due to a decrease in the reserve for unrecognized tax benefits, as well as the effect of foreign and state taxes. The effective income tax rate also differed from the federal statutory rate in the twelve month period ended December 31, 2013 due to the decrease in the valuation reserve recorded against certain deferred tax assets in addition to the effect of state rates. See Note 6, Income Taxes, of Notes to Consolidated Financial Statements for income taxes and disclosures related to 2013 and 2012 income tax events.

Year Ended December 31, 2012 and Year Ended December 31, 2011

The effective income tax rates were 41.7% and 32.4% for the twelve month periods ended December 31, 2012 and 2011, respectively. The effective income tax rate differed from the federal statutory rate in the twelve month period ended December 31, 2012 primarily due to a decrease in the reserve for unrecognized tax benefits. The effective income tax rate differed from the federal statutory rate in the twelve month period ended December 31, 2011 primarily due to the increase in the valuation reserve recorded against certain deferred tax assets in addition to the effect of state rates. The effective income tax rate differed from the federal statutory rate in the twelve month periods ended December 31, 2012 and 2011 due to the effect of foreign and state taxes. See Note 6, Income Taxes, of Notes to Consolidated Financial Statements for income taxes and disclosures related to 2012 and 2011 income tax events.

Liquidity and Capital Resources

Cash Flows

The statements of cash flows reflect the changes in cash and cash equivalents for the years ended December 31, 2013, 2012, and 2011 by classifying transactions into three major categories: operating, investing, and financing activities.

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2013 of $41.5 million was generated by the net loss of $1.1 million adjusted for non-cash charges of $54.0 million for depreciation, amortization, dispositions of equipment, deferred taxes, deferred financing, stock-based compensation, and other non-cash interest which was partially offset by cash related adjustments of $12.5 million for routine operating activities represented by changes in inventories, accounts receivable, accounts payable, accrued liabilities, and other assets. In 2013, routine operating activities used cash for an increase in inventories of $11.5 million, an increase in accounts receivable of $9.1 million and other assets of $4.1 million while operating activities provided cash from an increase in accounts payable of $8.4 million, an increase of accrued liabilities of $2.7 million and an increase in other items of $1.1 million.

Net cash provided by operating activities for the year ended December 31, 2012 of $23.3 million was generated by the net loss of $7.2 million adjusted for non-cash charges of $33.3 million for depreciation, amortization, dispositions of equipment, deferred taxes, deferred financing, stock-based compensation, and other non-cash interest which was partially offset by cash related adjustments of $10.0 million for routine operating activities represented by changes in inventories, accounts receivable, accounts payable, accrued liabilities, and other assets. In 2012, routine operating activities used cash for an increase in inventories of $10.2 million, an increase in other assets of $4.1, and a decrease in accounts payable of $2.2 million while operating activities provided cash from a decrease in accounts receivable of $1.4 million, an increase of accrued liabilities of $5.0 million, and other items of $0.1 million.

Net cash provided by operating activities for the year ended December 31, 2011 of $24.5 million was generated by the net loss of $9.8 million adjusted for non-cash charges of $31.4 million for depreciation, amortization, dispositions of equipment, deferred taxes, deferred financing, and other non-cash interest which was partially offset by cash related adjustments of $6.9 million for routine operating activities represented by changes in inventories, accounts receivable, accounts payable, accrued liabilities, and other assets. In 2011, routine operating activities used cash for an increase in accounts receivable of $4.6 million, an increase in inventories of $2.4, and an increase in other assets of $4.0 million. Accounts payable, accrued liabilities, and other items accounted for the remaining $4.1 million increase of cash provided by operating activities.

Investing Activities

Net cash used for investing activities was $140.7 million for the year ended December 31, 2013. The Company used $103.4 million for the Paulin Acquisition. Capital expenditures for the year totaled $38.0 million, consisting of $22.8 million for key duplicating machines, $5.4 million for engraving machines, $5.7 million for computer software and equipment, and $4.1 million for plant equipment and other equipment purchases. The Company received $0.8 million in proceeds from the sale of property and equipment.

Net cash used for investing activities was $24.3 million for the year ended December 31, 2012. Capital expenditures for the year totaled $24.3 million, consisting of $12.1 million for key duplicating machines, $5.5 million for engraving machines, $5.6 million for computer software and equipment, and $1.1 million for plant equipment and other equipment purchases.

Net cash used for investing activities was $73.5 million for the year ended December 31, 2011. The Company used $40.3 million for the TagWorks Acquisition and $15.3 million for the Ook Acquisition. Capital expenditures for the year totaled $17.9 million, consisting of $8.8 million for key duplicating machines, $4.5 million for engraving machines, $3.4 million for computer software and equipment, and $1.2 million for plant equipment and other equipment purchases.

Financing Activities

Net cash provided by financing activities was $69.0 million for the year ended December 31, 2013. The borrowings on senior term loans provided $73.6 million, including the discount of $3.2 million and were used to pay the purchase price of the Paulin Acquisition. Other borrowings, net, used an additional $0.9 million in cash.

Net cash provided by financing activities was $54.4 million for the year ended December 31, 2012. The borrowings on senior notes provided $69.2 million, including the premium received of $4.2 million, and were used together with the net proceeds from the term loan financing to pay a portion of the purchase price of the Paulin Acquisition, to repay a portion of indebtedness under the revolving credit facility, and for general Company purposes. During 2012, the Company used cash to make payments of $12.4 million for additional acquisition consideration and $3.2 million for principal payments on the senior term loans. Other borrowings, net provided an additional $0.8 million in cash.

Net cash provided by financing activities was $53.8 million for the year ended December 31, 2011. The borrowings on senior notes and senior term loans provided $81.3 million, net of financing fees, which was used primarily for the acquisitions discussed in “Investing Activities” and other Company purposes. During 2011, the Company used cash to make payments of $12.5 million for additional acquisition consideration, $12.0 million on the revolving credit loans, and $3.0 million for principal payments on the senior term loans.

Liquidity

The Company’s management believes that projected cash flows from operations and revolver availability will be sufficient to fund working capital and capital expenditure needs for the next 12 months.

The Company’s working capital (current assets minus current liabilities) position of $238.8 million as of December 31, 2013 represents an increase of $44.9 million from the December 31, 2012 level of $193.9 million. The primary reason for the increase in working capital was the addition of working capital provided in the Paulin Acquisition which was partially offset by the reduction of cash used for this acquisition.

Contractual Obligations

The Company’s contractual obligations as of December 31, 2013 are summarized below:

		Payments Due
(dollars in thousands)	Total	Less Than One Year	1 to 3 Years	3 to 5 Years	More Than Five Years
Junior Subordinated Debentures (1)	$114,941	$—	$—	$—	$114,941
Interest on Jr Subordinated Debentures	168,182	12,231	24,463	24,463	107,025
Long Term Senior Term Loans	385,399	3,968	7,936	373,495	—
10.875% Senior Notes	265,000	—	—	265,000	—
KeyWorks License Agreement	2,804	434	822	764	784
Interest payments (2)	176,665	43,282	86,161	46,902	320
Operating Leases	67,294	10,680	13,850	10,276	32,488
Deferred Compensation Obligations	4,386	2,856	—	—	1,530
Capital Lease Obligations	594	239	310	45	—
Purchase Obligations	1,196	321	350	350	175
Other Obligations	1,832	770	850	212	—
Uncertain Tax Position Liabilities	2,024	—	—	—	2,024

Total Contractual Cash Obligations (3)	$1,190,317	$74,781	$134,742	$721,507	$259,287

(1)	The junior subordinated debentures liquidation value is approximately $108,704.
(2)	Interest payments for Long Term Senior Term Loans and the 10.875% Senior Notes. Interest payments on the variable rate Long Term Senior Term Loans were calculated using the actual interest rate of 3.75% as of December 31, 2013. Interest payments on the 10.875% Senior Notes were calculated at their fixed rate.
(3)	All of the contractual obligations noted above are reflected on the Company’s consolidated balance sheet as of December 31, 2013 except for the interest payments, purchase obligations, and operating leases.

The Company has a purchase agreement with our supplier of key blanks which requires minimum purchases of 100 million key blanks per year. To the extent minimum purchases of key blanks are below 100 million, the Company must pay the supplier $.0035 per key multiplied by the shortfall. Since the inception of the contract in 1998, the Company has purchased more than the requisite 100 million key blanks per year from the supplier. In 2013, the Company extended this contract for an additional three years.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Borrowings

As of December 31, 2013, the Company had $26.1 million available under our secured credit facilities. The Company had approximately $386.0 million of outstanding debt under our secured credit facilities at December 31, 2013, consisting of $385.4 million in term loans and $0.6 million in capitalized lease and other obligations. The term loans consisted of $385.4 million in Term B-2 Loans at a three month LIBOR rate plus margin of 3.75%. The capitalized lease and other obligations were at various interest rates.

At December 31, 2013 and 2012, the Company borrowings were as follows:

	December 31, 2013			December 31, 2012
(dollars in thousands)	Facility Amount	Outstanding Amount	Interest Rate	Facility Amount	Outstanding Amount	Interest Rate
Term B-2 Loan		$385,399	3.75%		$312,375	5.00%

Total Term Loans		385,399			312,375
Revolving credit facility	$30,000	—	—	$30,000	—	—
Capital leases & other obligations		556	various		1,064	various

Total secured credit		385,955			313,439
10.875% senior notes		265,000	10.875%		265,000	10.875%

Total borrowings		$650,955			$578,439

Descriptions of the Company’s credit agreement governing the Senior Facilities, as amended, and the 10.875% Senior Notes are contained in the “Financing Arrangements” section of this annual report on Form 10-K.

The Company’s Senior Facilities require the maintenance of the secured leverage ratio described above and limit the ability of the Company to incur debt, make investments, make dividend payments to holders of the Trust Preferred Securities, or undertake certain other business activities. Upon the occurrence of an event of default under the credit agreement, all amounts outstanding, together with accrued interest, could be declared immediately due and payable by our lenders. Below are the calculations of the financial covenant, as amended on April 18, 2011, with the Senior Facilities requirement for the twelve months ended December 31, 2013:

(dollars in thousands)	Actual	Ratio Requirement
Secured Leverage Ratio
Senior term loan balance	$385,399
Revolver	—
Capital leases and other credit obligations	556

Total debt	$385,955

Adjusted EBITDA (1)	$127,240
Leverage ratio (must be below requirement)	3.03	4.75

(1)	Adjusted EBITDA is a non-GAAP measure defined as income from operations ($56,441) plus depreciation ($24,796), amortization ($22,112), stock compensation expense ($9,006), restructuring costs ($4,382), acquisition and integration expenses ($8,638), foreign exchange losses ($2,252), management fees ($77), and minus other ($464).

Related Party Transactions

The Company has recorded management fee charges and expenses from OHCP of $77 thousand for the year ended December 31, 2013, $155 thousand for the year ended December 31, 2012, and $110 thousand for the year ended December 31, 2011.

Gregory Mann and Gabrielle Mann are employed by the All Points subsidiary of Hillman. All Points leases an industrial warehouse and office facility from companies under the control of the Manns. The Company has recorded rental expense for the lease of this facility on an arm’s length basis. The rental expense for the lease of this facility in the amount of $311 thousand for the years ended December 31, 2013, 2012, and 2011.

In connection with the Paulin Acquisition, the Company entered into three leases on February 19, 2013 for five properties containing industrial warehouse, manufacturing plant, and office facilities. The owners of the properties under one lease are relatives of Richard Paulin, who is employed by The Hillman Group Canada ULC, and the owner of the properties under the other two leases is a company which is owned by Richard Paulin and certain of his relatives. The Company has recorded rental expense for the three leases on an arm’s length basis. The rental expense for the three leases was $687 thousand for the year ended December 31, 2013.

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

Revenue Recognition:

Revenue is recognized when products are shipped or delivered to customers depending upon when title and risks of ownership have passed and the collection of the relevant receivables is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore excluded from revenues in the consolidated statements of comprehensive loss.

The Company offers a variety of sales incentives to our customers primarily in the form of discounts, rebates and slotting fees. Discounts are recognized in the financial statements at the date of the related sale. Rebates are estimated based on the revenue to date and the contractual rebate percentage to be paid. A portion of the estimated cost of the rebate is allocated to each underlying sales transaction. Discounts, rebates, and slotting fees are included in the determination of net sales.

The Company also establishes reserves for customer returns and allowances. The reserve is established based on historical rates of returns and allowances. The reserve is adjusted quarterly based on actual experience. Returns and allowances are included in the determination of net sales.

Accounts Receivable and Allowance for Doubtful Accounts:

The Company establishes the allowance for doubtful accounts using the specific identification method and also provides a reserve in the aggregate. The estimates for calculating the aggregate reserve are based on historical information. Increases to the allowance for doubtful accounts result in a corresponding expense. The Company writes off individual accounts receivable when they become uncollectible. The allowance for doubtful accounts was $0.7 million and $1.1 million as of December 31, 2013 and 2012, respectively.

Inventory Realization:

Inventories consisting predominantly of finished goods are valued at the lower of cost or market, cost being determined principally on the weighted average cost method. Excess and obsolete inventories are carried at net realizable value. The historical usage rate is the primary factor used by the Company in assessing the net realizable value of excess and obsolete inventory. A reduction in the carrying value of an inventory item from cost to market is recorded for inventory with no usage in the preceding twenty-four month period or with on-hand quantities in excess of twenty-four months average usage. The inventory reserve amounts were $11.3 million and $6.9 million at December 31, 2013 and 2012, respectively.

Goodwill and Other Intangible Assets:

Goodwill represents the excess purchase cost over the fair value of net assets of companies acquired in business combinations. Goodwill is an indefinite lived asset and is assessed for impairment at least annually, or more frequently if a triggering event occurs. If the carrying amount of a reporting unit is greater than the fair value, impairment may be present. ASC 350 permits an entity to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before applying the two-step goodwill impairment model. If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment.

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

The Company also evaluates indefinite-lived intangible assets (primarily trademarks and trade names) for impairment annually or more frequently if events and circumstances indicate that it is more likely than not that the fair value of an indefinite-lived intangible asset is below its carrying amount. ASC 350 permits an entity to assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount before applying the two-step impairment model. In connection with the evaluation, an independent appraiser assessed the value of its intangible assets based on a relief from royalties, excess earnings, and lost profits discounted cash flow model. An impairment charge is recorded if the carrying amount of an indefinite-lived intangible asset exceeds the estimated fair value on the measurement date.

The Company’s annual impairment assessment is performed for the reporting units as of October 1. The estimated fair value of each reporting unit subject to the impairment test exceeded its carrying cost. The October 1 goodwill and intangible impairment test data aligns the impairment assessment with the preparation of the Company’s annual strategic plan and allows additional time for a more thorough analysis by the Company’s independent appraiser. An independent appraiser assessed the value of The Company’s reporting units based on a discounted cash flow model and multiple of earnings. Assumptions critical to the Company’s fair value estimates under the discounted cash flow model include the discount rate, projected average revenue growth and projected long-term growth rates in the determination of terminal values. No impairment charges were recorded by the Company in 2013, 2012, or 2011 as a result of the annual impairment assessments.

Long-Lived Assets:

The Company evaluates our long-lived assets for impairment and will continue to evaluate them based on the estimated undiscounted future cash flows as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. No impairment charges were recognized for long-lived assets in the years ended December 31, 2013, 2012, or 2011.

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

Risk Insurance Reserves:

The Company self-insures our product liability, automotive, workers’ compensation, and general liability losses up to $250.0 thousand per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences in excess of $250.0 thousand up to $40.0 million. The two risk areas involving the most significant accounting estimates are workers’ compensation and automotive liability. Actuarial valuations performed by the Company’s outside risk insurance expert were used to form the basis for workers’ compensation and automotive liability loss reserves. The actuary contemplated the Company’s specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes that the liability recorded for such risk insurance reserves is adequate as of December 31, 2013.

The Company self-insures our group health claims up to an annual stop loss limit of $200.0 thousand per participant. Aggregate coverage is maintained for annual group health insurance claims in excess of 125% of expected claims. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves. The Company believes the liability recorded for such insurance reserves is adequate as of December 31, 2013.

Common Stock:

After consummation of the Merger Transaction, Hillman has one class of common stock. All outstanding shares of Hillman common stock are owned by Holdco. Under the terms of the Stockholders Agreement for the Holdco common stock, management shareholders have the ability to put their shares back to Holdco under certain conditions, including death or disability. Accounting Standards Codification (“ASC”) 480-10-S99 requires shares to be classified outside of permanent equity if they can be redeemed and the redemption is not solely within control of the issuer. Further, if it is determined that redemption of the shares is probable, the shares are marked to redemption value, which equals fair value, at each balance sheet date with the change in value recorded in additional paid-in capital. The Company determined that redemption of the shares is probable as they can be put back to Holdco upon death or disability. The common stock held by management is recorded outside permanent equity and was adjusted to the fair value of $16,975 as of December 31, 2013 and $14,116 as of December 31, 2012.

As of December 31, 2013 and 2012, the fair value of the management owned common stock was based upon independent valuation appraisals of the common stock. An independent appraiser assessed the value of the Company’s common stock based on a discounted cash flow model and multiple of earnings. Assumptions critical to the Company’s common stock value under the discounted cash flow model include the discount rate, projected average revenue growth, and projected long-term growth rates in the determination of terminal values. In periods prior to December 31, 2012, the fair value of the management owned common stock was determined by the Board of Directors using an enterprise basis and taking into account all relevant market factors.

The fair value of the common stock has been calculated at each balance sheet date prior to December 31, 2012 by estimating the enterprise value of the Company less the redemption value of all obligations payable in preference to the common stock. These obligations include the long term debt, senior notes, bank revolving credit, and the Trust Preferred Securities. The remainder was divided by the fully diluted common shares outstanding to arrive at a fair value per common share outstanding.

The enterprise value of the Company was determined based on the earnings before interest, taxes, depreciation, and amortization adjusted for management fees, stock compensation costs, and other acquisition and integration related general and administrative costs (“Adjusted EBITDA”) for the most recent twelve month period multiplied by a valuation multiple. As of December 31, 2011, the Company applied a valuation multiple of 9.78x to trailing twelve months Adjusted EBITDA in determining enterprise value. Management periodically reviews the appropriateness of this multiple and notes that it was consistent with comparable distribution companies.

A change of 0.1 in the valuation multiple used to calculate the enterprise value at December 31, 2011 adjusted the per share fair value of the common stock by approximately $26.85.

The calculation of the fair value of the common stock as of December 31, 2011 is detailed below together with the presentation of the fair value of the common stock as of December 31, 2013 and 2012:

(dollars in thousands)	December 31, 2013 (5)	December 31, 2012 (5)	December 31, 2011
Trailing twelve fiscal months EBITDA (1)			$92,262
Valuation Multiple (2)			9.78

Hillman Enterprise Value Excluding Ook			902,462
Ook Fair Value (3)			15,323

Hillman Enterprise Value			917,785

Less:
Senior term loans			315,575
10.875% senior notes			200,000
Junior subordinated debentures redemption value, net (4)			105,446

Total Debt			621,021

Plus:
Cash			12,027
Proceeds from option exercise			33,314

Common Equity Value (6)	601,882	402,802	342,105

Fully-diluted Common Shares outstanding	354,071	349,480	342,105

Fully-diluted Value Per Common Share	$1,699.9	$1,152.6	$1,000.0

(1)	-	EBITDA is calculated for the most recent four fiscal quarters as follows:

December 31, 2011
Income from operations	$38,453
Depreciation and amortization	42,050
Management fees	110
Acquisition and integration	2,805
Exchange rate (gain) loss	446
Restructuring cost	2,113
Excess legal on patent litigation	665
Litigation settlement cost	2,120
Consigned inventory cost	1,118
Other adjustments	2,382

EBITDA	$92,262

The other adjustments include restructuring costs and professional fees.

(2)	-	The Company periodically reviews the valuation multiple used and notes that it is consistent with comparable multiples used for distribution companies.
(3)	-	Ook was acquired on December 1, 2011 and its purchase price was deemed the accurate measure of enterprise value.
(4)	-	The value of the junior subordinated debentures is the redemption value of $25 per share.
(5)	-	At December 31, 2013 and 2012, common stock valuations were performed by an independent appraiser based upon a discounted cash flow model and multiple of earnings. The Company used this valuation in its determination of common equity value.
(6)	-	At December 31, 2013 and 2012, the Common Equity Value included proceeds from option exercise of $47,500 and $41,210, respectively.

Stock-Based Compensation:

The Company has a stock-based employee compensation plan. The options have certain put features and, therefore, liability classification is required. The Company has elected to use the intrinsic value method to value the option in accordance with ASC Topic 718, “Compensation-Stock Compensation”. See Note 14, Stock-Based Compensation, of the Notes to the Consolidated Financial Statements for further information.

Fair Value of Financial Instruments:

The carrying amounts of the Company’s cash, restricted investments, accounts receivable, short-term borrowings, accounts payable, and accrued liabilities approximate fair value because of the short term maturity of these instruments. The carrying amounts of the long-term debt under the revolving credit facility and variable rate senior term loan approximate the fair value at December 31, 2013 and 2012 as the interest rate is variable and approximates current market rates. The fair values of the fixed rate senior notes and junior subordinated debentures were determined utilizing current trading prices obtained from indicative market data at December 31, 2013 and 2012, respectively. See Note 16, Fair Value Measurements of the Notes to the Consolidated Financial Statements.

Recent Accounting Pronouncements:

In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-02, “Comprehensive Income”. The update amended the Accounting Standards Codification (“ASC”) to require entities to provide information about amounts reclassified out of other comprehensive income by component. The Company is required to present, either on the face of the financial statements or in the notes, the amounts reclassified from other comprehensive income to the respective line items in the Consolidated Statements of Comprehensive Income. This amendment was effective for interim and annual periods beginning after December 15, 2012. The adoption of this amendment did not have an impact on the Company’s disclosure or the Company’s consolidated results of operations or financial condition.

On July 18, 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. Topic 740 does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The objective of the amendments in this update is to eliminate that diversity in practice. The update is effective for fiscal years and interim periods within those years beginning after December 15, 2013. We are currently evaluating the impact of adopting ASU 2013-11 on the consolidated financial statements.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to the impact of interest rate changes as borrowings under the Senior Facilities bear interest at variable interest rates. It is the Company’s policy to enter into interest rate swap and interest rate cap transactions only to the extent considered necessary to meet our objectives.

Based on the Company’s exposure to variable rate borrowings less amounts hedged by interest rate caps at December 31, 2013, a one percent (1%) change in the weighted average interest rate for a period of one year would change the annual interest expense by approximately $1.6 million.

The Company is exposed to foreign exchange rate changes of the Australian, Canadian and Mexican currencies as it impacts the $121.6 million tangible and intangible net asset value of our Australian, Canadian, and Mexican subsidiaries as of December 31, 2013. The foreign subsidiaries net tangible assets were $76.4 million and the net intangible assets were $45.2 million as of December 31, 2013.

The Company utilizes foreign exchange forward contracts to manage the exposure to currency fluctuations in the Canadian dollar versus the U.S. dollar.

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

The Company’s management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2013, the end of our fiscal year. Management based its assessment on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The scope of the assessment included all of the consolidated operations of the Company except for H. Paulin & Co. (“Paulin”), which was acquired on February 19, 2013. The net sales and total assets of Paulin represented 18.6% and 10.7%, respectively, of consolidated net sales and total assets of the Company for the year and as of ended December 31, 2013. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed under the direction of management.

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

Based on its assessment, the Company’s management has concluded that our internal control over financial reporting was effective, as of December 31, 2013, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. We reviewed the results of management’s assessment with the Audit Committee of The Hillman Companies, Inc.

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

/s/ JAMES P. WATERS	/s/ ANTHONY A. VASCONCELLOS

James P. Waters	Anthony A. Vasconcellos
Chief Executive Officer	Chief Financial Officer
Dated: March 28, 2014	Dated: March 28, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

The Hillman Companies, Inc.:

We have audited the accompanying consolidated balance sheets of The Hillman Companies, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II - Valuation Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Hillman Companies, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

KPMG LLP

Cincinnati, Ohio

March 28, 2014

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$34,969	$65,548
Restricted investments	2,856	846
Accounts receivable, net	87,515	62,344
Inventories, net	177,580	113,838
Deferred income taxes	11,096	10,464
Other current assets	9,082	8,506

Total current assets	323,098	261,546
Property and equipment, net	95,818	68,492
Goodwill	466,227	455,338
Other intangibles, net	362,365	366,644
Restricted investments	1,530	3,399
Deferred financing fees	9,798	12,858
Investment in trust common securities	3,261	3,261
Other assets	2,759	4,255

Total assets	$1,264,856	$1,175,793

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,369	$32,571
Current portion of senior term loans	3,968	3,200
Current portion of capitalized lease and other obligations	219	819
Accrued expenses:
Salaries and wages	11,864	9,351
Pricing allowances	6,210	4,057
Income and other taxes	3,121	2,492
Interest	2,674	2,868
Deferred compensation	2,856	846
Other accrued expenses	9,031	11,397

Total current liabilities	84,312	67,601
Long-term senior term loans	377,641	307,727
Long-term capitalized lease and other obligations	337	245
Long-term senior notes	271,750	272,942
Junior subordinated debentures	114,941	115,132
Deferred compensation	1,530	3,399
Deferred income taxes	120,060	117,949
Other non-current liabilities	15,391	6,187

Total liabilities	985,962	891,182

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 31, 2013	December 31, 2012
LIABILITIES AND STOCKHOLDERS’ EQUITY (CONTINUED)
Common stock with put options:
Common stock, $.01 par, 5,000 shares authorized, 161.2 issued and outstanding at December 31, 2013 and 198.3 issued and outstanding at December 31, 2012.	16,975	14,116

Commitments and contingencies (Note 17)

Stockholders’ Equity:
Preferred Stock:
Preferred stock, $.01 par, 5,000 shares authorized, none issued and outstanding at December 31, 2013 and 2012.	—	—

Common Stock:
Common stock, $.01 par, 5,000 shares authorized, 4,838.8 issued and outstanding at December 31, 2013 and 4,801.7 issued and outstanding at December 31, 2012.	—	—

Additional paid-in capital	292,989	294,675
Accumulated deficit	(26,199)	(25,051)
Accumulated other comprehensive (loss) income	(4,871)	871

Total stockholders’ equity	261,919	270,495

Total liabilities and stockholders’ equity	$1,264,856	$1,175,793

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(dollars in thousands)

	Year Ended December 31,
	2013	2012	2011

Net sales	$701,641	$555,465	$506,526
Cost of sales (exclusive of depreciation and amortization shown separately below)	359,326	275,016	252,491
Selling, general and administrative	225,651	188,330	169,766
Acquisition and integration (Note 22)	8,638	3,031	2,805
Depreciation	24,796	22,009	21,333
Amortization	22,112	21,752	20,717
Management and transaction fees to related party	77	155	110
Other expense, net	4,600	4,204	851

Income from operations	56,441	40,968	38,453

Interest expense, net	48,138	41,138	40,679
Interest expense on junior subordinated debentures	12,610	12,610	12,610
Investment income on trust common securities	(378)	(378)	(378)

Loss before income taxes	(3,929)	(12,402)	(14,458)

Income tax benefit	(2,781)	(5,168)	(4,679)

Net loss	$(1,148)	$(7,234)	$(9,779)

Net loss (from above)	$(1,148)	$(7,234)	$(9,779)

Other comprehensive (loss) income:
Foreign currency translation adjustments	(5,742)	1,051	(179)
Interest rate swap, net of tax	—	—	624

Total other comprehensive (loss) income	(5,742)	1,051	445

Comprehensive loss	$(6,890)	$(6,183)	$(9,334)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net loss	$(1,148)	$(7,234)	$(9,779)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	46,908	43,761	42,050
Loss on dispositions of property and equipment	777	292	53
Deferred income tax benefit	(3,624)	(5,613)	(4,227)
Deferred financing and original issue discount amortization	2,492	2,180	2,011
Stock-based compensation expense	9,006	714	—
Other non-cash interest and change in value of interest rate swap	(418)	(787)	1,250
Changes in operating items:
Accounts receivable	(9,098)	1,459	(4,579)
Inventories	(11,467)	(10,239)	(2,379)
Other assets	(4,089)	(4,109)	(4,047)
Accounts payable	8,409	(2,184)	600
Other accrued liabilities	2,712	4,968	2,217
Other items, net	1,065	72	1,291

Net cash provided by operating activities	41,525	23,280	24,461

Cash flows from investing activities:
Paulin Acquisition	(103,416)	—	—
Ook acquisition	—	—	(15,323)
Tagworks acquisition	—	—	(40,271)
Capital expenditures	(38,038)	(24,305)	(17,927)
Proceeds from sale of property and equipment	799	3	—

Net cash used for investing activities	(140,655)	(24,302)	(73,521)

Cash flows from financing activities:
Borrowings of senior term loans	76,800	—	30,000
Repayments of senior term loans	(3,776)	(3,200)	(2,975)
Discount on senior term loans	(3,152)	—	(2,000)
Borrowings of revolving credit loans	—	19,000	9,444
Repayments of revolving credit loans	—	(19,000)	(21,444)
Payment of additional acquisition consideration	—	(12,387)	(12,490)
Principal payments under capitalized lease obligations	(503)	(47)	(30)
Borrowings of senior notes	—	65,000	50,000
Premium on senior notes	—	4,225	4,625
Financing fees, net	—	—	(1,372)
Borrowings under other credit obligations	324	1,119	—
Repayments of other credit obligations	(683)	(297)	—

Net cash provided by financing activities	69,010	54,413	53,758

Effect of exchange rate changes on cash	(459)	130	(256)

Net (decrease) increase in cash and cash equivalents	(30,579)	53,521	4,442

Cash and cash equivalents at beginning of period	65,548	12,027	7,585

Cash and cash equivalents at end of period	$34,969	$65,548	$12,027

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2010	—	296,394	(8,038)	(625)	287,731

Net loss	—	—	(9,779)	—	(9,779)
Sale of 150 Holdco common shares (4)	—	150	—	—	150
Change in cumulative foreign translation adjustment (1)	—	—	—	(179)	(179)
Change in derivative security value due to de-designation (1)	—	—	—	624	624

Balance at December 31, 2011	—	296,544	(17,817)	(180)	278,547

Net loss	—	—	(7,234)	—	(7,234)
FMV adjustment to common stock with put options (2)	—	(1,869)	—	—	(1,869)
Change in cumulative foreign translation adjustment (1)	—	—	—	1,051	1,051

Balance at December 31, 2012	—	294,675	(25,051)	871	270,495

Net loss	—		(1,148)		(1,148)
FMV adjustment to common stock with put options (2)	—	(6,791)			(6,791)
Adjustment to common stock with expired put options (3)	—	5,105			5,105
Change in cumulative foreign translation adjustment (1)	—			(5,742)	(5,742)

Balance at December 31, 2013	$—	$292,989	$(26,199)	$(4,871)	$261,919

(1)	The cumulative foreign translation adjustment and change in derivative security value are the only items of other comprehensive income (loss).
(2)	Management of the Company controlled 161.2 shares of common stock at December 31, 2013. These shares contain a put feature that allows redemption at the holder’s option. These shares were classified as temporary equity and were adjusted to fair value. See Note 13, Common and Preferred Stock, for further details.
(3)	Former management of the Company controlled 51.9 shares of common stock at December 31, 2013. These shares do not contain the put feature that allows redemption at the holder’s option.
(4)	In January 2011, the Company sold 150.0 shares of Holdco to a member of the Board of Directors.

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

On May 28, 2010, The Hillman Companies, Inc. was acquired by an affiliate of Oak Hill Capital Partners (“OHCP”) and certain members of Hillman’s management and Board of Directors. Pursuant to the terms and conditions of an Agreement and Plan of Merger dated as of April 21, 2010, the Company was merged with an affiliate of OHCP, with the Company surviving the merger (the “Merger Transaction”). As a result of the Merger Transaction, The Hillman Companies, Inc. is a wholly-owned subsidiary of OHCP HM Acquisition Corp. (“Holdco”).

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

Nature of Operations:

The Company is comprised of five separate business segments, the largest of which is (1) The Hillman Group, Inc. (the “Hillman Group”) operating primarily in the United States. The other business segments consist of separate subsidiaries of the Hillman Group operating in (2) Canada under the names The Hillman Group Canada ULC and H. Paulin & Co., (3) Mexico under the name SunSource Integrated Services de Mexico S.A. de C.V., (4) Florida under the name All Points Industries, Inc., and (5) Australia under the name The Hillman Group Australia Pty. Ltd. The Hillman Group provides merchandising services and products such as fasteners and related hardware items; threaded rod and metal shapes; keys, key duplication systems, and accessories; builder’s hardware; and identification items, such as tags and letters, numbers, and signs, to retail outlets, primarily hardware stores, home centers and mass merchants, pet supply stores, grocery stores, and drug stores. The Canada segment also produces fasteners, stampings, fittings, and processes threaded parts for automotive suppliers, industrial Original Equipment Manufacturers (“OEMs”), and industrial distributors. Through our field sales and service organization, Hillman complements our extensive product selection with value-added services for the retailer. The Company has approximately 26,000 customers, the largest three of which accounted for 39.7%, 40.1%, and 41.0% of net sales in 2013, 2012, and 2011, respectively.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

2.	Summary of Significant Accounting Policies:

Cash and Cash Equivalents:

Cash and cash equivalents consist of commercial paper, U.S. Treasury obligations, and other liquid securities purchased with initial maturities less than 90 days and are stated at cost which approximates fair value. The Company has foreign bank balances of approximately $6,701 and $2,201 at December 31, 2013 and 2012, respectively. The Company maintains cash and cash equivalent balances with financial institutions that exceed federally insured limits. The Company has not experienced any losses related to these balances. Management believes our credit risk is minimal.

Restricted Investments:

The Company’s restricted investments are trading securities carried at fair market value which represent assets held in a Rabbi Trust to fund deferred compensation liabilities owed to the Company’s employees. See Note 11, Deferred Compensation Plan.

Accounts Receivable and Allowance for Doubtful Accounts:

The Company establishes the allowance for doubtful accounts using the specific identification method and also provides a reserve in the aggregate. The estimates for calculating the aggregate reserve are based on historical collection experience. Increases to the allowance for doubtful accounts result in a corresponding expense. The Company writes off individual accounts receivable when collection becomes improbable. The allowance for doubtful accounts was $703 and $1,105 as of December 31, 2013 and 2012, respectively.

Inventories:

Inventories consisting predominantly of finished goods are valued at the lower of cost or market, cost being determined principally on the weighted average cost method. Excess and obsolete inventories are carried at net realizable value. The historical usage rate is the primary factor used by the Company in assessing the net realizable value of excess and obsolete inventory. A reduction in the carrying value of an inventory item from cost to market is recorded for inventory with no usage in the preceding 24 month period or with on hand quantities in excess of 24 months average usage. The inventory reserve amounts were $11,321 and $6,944 at December 31, 2013 and 2012, respectively.

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

Costs incurred to develop software for internal use are capitalized and amortized over the estimated useful life of the software. Costs related to maintenance of internal-use software are expensed as incurred. Costs used for the development of internal-use software were capitalized and placed in to service in the amounts of $2,298, $5,685, and $161 for the years ended December 31, 2013, 2012, and 2011, respectively.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

2.	Summary of Significant Accounting Policies: (continued)

Depreciation:

For financial accounting purposes, depreciation, including that related to plant and equipment acquired under capital leases, is computed on the straight-line method over the estimated useful lives of the assets, generally two to 27 years or over the terms of the related leases, whichever is shorter.

Goodwill and Other Intangible Assets:

Goodwill represents the excess purchase cost over the fair value of net assets of companies acquired in business combinations. Goodwill is an indefinite lived asset and is assessed for impairment at least annually, or more frequently if a triggering event occurs. If the carrying amount of a reporting unit is greater than the fair value, impairment may be present. ASC 350 permits an entity to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before applying the two-step goodwill impairment model. If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment.

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

The Company also evaluates indefinite-lived intangible assets (primarily trademarks and trade names) for impairment annually or more frequently if events and circumstances indicate that it is more likely than not that the fair value of an indefinite-lived intangible asset is below its carrying amount. ASC 350 permits an entity to assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount before applying the two-step impairment model. In connection with the evaluation, an independent appraiser assessed the value of its intangible assets based on a relief from royalties, excess earnings, and lost profits discounted cash flow model. An impairment charge is recorded if the carrying amount of an indefinite-lived intangible asset exceeds the estimated fair value on the measurement date.

The Company’s annual impairment assessment is performed for the reporting units as of October 1. The estimated fair value of each reporting unit subject to the impairment test exceeded its carrying cost. The October 1 goodwill and intangible impairment test data aligns the impairment assessment with the preparation of the Company’s annual strategic plan and allows additional time for a more thorough analysis by the Company’s independent appraiser. An independent appraiser assessed the value of The Company’s reporting units based on a discounted cash flow model and multiple of earnings. Assumptions critical to the Company’s fair value estimates under the discounted cash flow model include the discount rate, projected average revenue growth, and projected long-term growth rates in the determination of terminal values. No impairment charges were recorded by the Company in 2013, 2012, or 2011 as a result of the annual impairment assessment.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

2.	Summary of Significant Accounting Policies: (continued)

Long-Lived Assets:

The Company evaluates our long-lived assets for impairment including an evaluation based on the estimated undiscounted future cash flows as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. No impairment charges were recognized for long-lived assets in the years ended December 31, 2013, 2012, or 2011.

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

Risk Insurance Reserves:

The Company self-insures our product liability, automotive, workers’ compensation, and general liability losses up to $250 per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences in excess of $250 up to $40,000. The two risk areas involving the most significant accounting estimates are workers’ compensation and automotive liability. Actuarial valuations performed by the Company’s outside risk insurance expert were used to form the basis for workers’ compensation and automotive liability loss reserves. The actuary contemplated the Company’s specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes the liability recorded for such risk insurance reserves is adequate as of December 31, 2013.

The Company self-insures our group health claims up to an annual stop loss limit of $200 per participant. Aggregate coverage is maintained for annual group health insurance claims in excess of 125% of expected claims. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves. The Company believes the liability recorded for such health insurance reserves is adequate as of December 31, 2013.

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

Paulin sponsors a Deferred Profit Sharing Plan (“DPSP”) and a Group Registered Retirement Savings Plan (“RRSP”) for all qualified, full time employees, with at least two years of continuous service. DPSP is an employer-sponsored profit sharing plan registered as a trust with the Canada Revenue Agency (“CRA”). On a periodic basis, Paulin shares business profits with employees by contributing to the DPSP on each employee’s behalf. Employees do not contribute to the DPSP. There is no minimum required contribution; however, DPSPs are subject to maximum contribution limits set by the CRA. The DPSP is offered in conjunction with a RRSP. Depending on the level of seniority and Paulin’s profits, required employee contributions to the RRSP vary from one to five percent of the employee’s gross earnings. All eligible employees may contribute an additional voluntary amount of up to eight percent of the employee’s gross earnings. Paulin is required to match 100% of all employee required contributions, where profit criteria are met. The assets of the RRSP are held separately from those of Paulin in independently administered funds.

The Company’s defined contribution plan costs were $1,843, $1,426, and $1,327 in the years ended December 31, 2013, 2012, and 2011, respectively.

Revenue Recognition:

Revenue is recognized when products are shipped or delivered to customers depending upon when title and risks of ownership have passed and the collection of the relevant receivables is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore excluded from revenues in the consolidated statements of comprehensive loss.

The Company offers a variety of sales incentives to our customers primarily in the form of discounts and rebates. Discounts are recognized in the consolidated financial statements at the date of the related sale. Rebates are estimated based on the revenue to date and the contractual rebate percentage to be paid. A portion of the estimated cost of the rebate is allocated to each underlying sales transaction. Discounts, rebates, and slotting fees are included in the determination of net sales.

The Company also establishes reserves for customer returns and allowances. The reserve is established based on historical rates of returns and allowances. The reserve is adjusted quarterly based on actual experience. Returns and allowances are included in the determination of net sales.

Shipping and Handling:

The costs incurred to ship product to customers, including freight and handling expenses, are included in selling, general and administrative (“SG&A”) expenses on the Company’s consolidated statements of comprehensive loss. The Company’s shipping and handling costs were $26,095, $23,067, and $21,695 in the years ended December 31, 2013, 2012, and 2011, respectively.

Research and Development:

The Company expenses research and development costs consisting primarily of internal wages and benefits in connection with improvements to the key duplicating and engraving machines. The Company’s research and development costs were $1,366, $1,222, and $1,187 in the years ended December 31, 2013, 2012, and 2011, respectively.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

2.	Summary of Significant Accounting Policies: (continued)

Common Stock:

After consummation of the Merger Transaction, The Hillman Companies, Inc. has one class of common stock. All outstanding shares of The Hillman Companies, Inc. common stock are owned by Holdco. Under the terms of the Stockholders Agreement for the Holdco common stock, management shareholders have the ability to put their shares back to Holdco under certain conditions, including death or disability. ASC 480-10-S99 requires shares to be classified outside of permanent equity if they can be redeemed and the redemption is not solely within control of the issuer. Further, if it is determined that redemption of the shares is probable, the shares are marked to fair value at each balance sheet date with the change in fair value recorded in additional paid-in capital. The Company determined that redemption of the shares is probable as they can be put back to Holdco upon death or disability. Accordingly, the 161.2 and 198.3 shares of common stock held by management as of December 31, 2013 and 2012, respectively, were recorded outside permanent equity. These shares have been adjusted to the fair value of $16,975 as of December 31, 2013 and $14,116 as of December 31, 2012.

Stock Based Compensation:

The Company has a stock-based employee compensation plan, which is more fully described in Note 14, Stock Based Compensation. The options have certain put features available to the holder and, therefore, liability classification is required. The Company has elected to use the intrinsic value method to value the options in accordance with ASC Topic 718, “Compensation-Stock Compensation”.

Fair Value of Financial Instruments:

Cash, restricted investments, accounts receivable, short-term borrowings, accounts payable, and accrued liabilities are reflected in the consolidated financial statements at book value, which approximates fair value, due to the short-term nature of these instruments. The carrying amounts of the long-term debt under the revolving credit facility and variable rate senior term loan approximate the fair value at December 31, 2013 and 2012 because the interest rate is variable and approximates current market rates. The fair values of the fixed rate senior notes and junior subordinated debentures at December 31, 2013 and 2012 were determined utilizing current trading prices obtained from indicative market data. See Note 16, Fair Value Measurements.

Derivatives and Hedging:

The Company uses derivative financial instruments to manage our exposures to (1) interest rate fluctuations on our floating rate senior debt; (2) price fluctuations in metal commodities used in our key products; and (3) fluctuations in foreign currency exchange rates. The Company measures those instruments at fair value and recognizes changes in the fair value of derivatives in earnings in the period of change, unless the derivative qualifies as an effective hedge that offsets certain exposures. The Company enters into derivative instrument transactions with financial institutions acting as the counter-party. The Company does not enter into derivative transactions for speculative purposes and, therefore, holds no derivative instruments for trading purposes.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

2.	Summary of Significant Accounting Policies: (continued)

The relationships between hedging instruments and hedged items are formally documented, in addition to the risk management objective and strategy for each hedge transaction. For interest rate swaps, the notional amounts, rates, and maturities of our interest rate swaps are closely matched to the related terms of hedged debt obligations. The critical terms of the interest rate swap are matched to the critical terms of the underlying hedged item to determine whether the derivatives used for hedging transactions are highly effective in offsetting changes in the cash flows of the underlying hedged item. If it is determined that a derivative ceases to be a highly effective hedge, the hedge accounting is discontinued and all subsequent derivative gains and losses are recognized in the statement of comprehensive income or loss.

Derivative instruments designated in hedging relationships that mitigate exposure to the variability in future cash flows of the variable-rate debt, variable cost of key products and foreign currency exchange rates are considered cash flow hedges. The Company records all derivative instruments in other assets or other liabilities on the consolidated balance sheets at their fair values. If the derivative is designated as a cash flow hedge and the hedging relationship qualifies for hedge accounting, the effective portion of the change in the fair value of the derivative is recorded in other comprehensive income or loss. Instruments not qualifying for hedge accounting are recognized in the statement of comprehensive income or loss in the period of the change. See Note 15, Derivatives and Hedging.

Translation of Foreign Currencies:

The translation of the Company’s Canadian, Mexican, and Australian local currency based financial statements into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. Cumulative translation adjustments are recorded as a component of accumulated other comprehensive income or loss in stockholders’ equity.

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

Reclassifications:

Certain amounts in the prior year financial statements were reclassified to conform to the current year’s presentation. These reclassifications had no impact on the prior periods’ net income or shareholders’ equity.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

3.	Recent Accounting Pronouncements:

In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-02, “Comprehensive Income”. The update amended the Accounting Standards Codification (“ASC”) to require entities to provide information about amounts reclassified out of other comprehensive income by component. The Company is required to present, either on the face of the financial statements or in the notes, the amounts reclassified from other comprehensive income to the respective line items in the Consolidated Statements of Comprehensive Income. This amendment was effective for interim and annual periods beginning after December 15, 2012. The adoption of this amendment did not have an impact on the Company’s disclosure or the Company’s consolidated results of operations or financial condition.

On July 18, 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. Topic 740 does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The objective of the amendments in this update is to eliminate that diversity in practice. The update is effective for fiscal years and interim periods within those years beginning after December 15, 2013. We are currently evaluating the impact of adopting ASU 2013-11 on the consolidated financial statements.

4.	Acquisitions:

On February 19, 2013, the Company acquired all of the issued and outstanding Class A common shares of H. Paulin & Co., Limited (the “Paulin Acquisition”). The aggregate purchase price of the Paulin Acquisition was $103,416 paid in cash. On March 31, 2013, H. Paulin & Co., Limited was amalgamated with The Hillman Group Canada ULC and continues as a division operating under the trade name of H. Paulin & Co. (“Paulin”).

Paulin is a leading Canadian distributor and manufacturer of fasteners, fluid system products, automotive parts, and retail hardware components. Paulin’s distribution facilities are located across Canada in Vancouver, Edmonton, Winnipeg, Toronto, Montreal, and Moncton, as well as in Flint, Michigan and Cleveland, Ohio. Paulin’s manufacturing facilities are located in Ontario, Canada. Paulin’s annual revenues were approximately $146,389 and $145,700 for 2013 and 2012, respectively.

The following table reconciles the estimated fair value of the acquired assets and assumed liabilities to the total purchase price of the Paulin Acquisition:

Accounts receivable	$17,259
Inventory	55,552
Other current assets	2,701
Property and equipment	16,121
Goodwill	11,687
Intangibles	18,967

Total assets acquired	122,287
Less:
Deferred income taxes	5,437
Liabilities assumed	13,434

Total purchase price	$103,416

The excess of the purchase price over the net assets has been allocated to goodwill and intangible assets based upon an independent valuation appraisal. The Company has made a Section 338(g) election which will impact the deductibility of goodwill for tax purposes.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

3.	Acquisitions: (continued)

The following table indicates the unaudited pro-forma financial statements of the Company for the years ended December 31, 2013 and 2012. The pro-forma financial statements give effect to the acquisition of Paulin as if it had occurred on January 1, 2012:

	2013	2012
Net Sales	$717,571	$701,123
Net Loss	(1,613)	(7,460)

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

On December 1, 2011, the Hillman Group purchased certain assets of Micasa Trading Corporation (“Micasa”), a Miami, Florida-based producer of the Ook™ brand of picture hangers and related products (“Ook” or the “Ook Acquisition”). The aggregate purchase price was $14,811 paid in cash. The asset acquisition met the definition of a business for business combinations.

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

On March 16, 2011, Hillman Group acquired all of the membership interests in TagWorks L.L.C., an Arizona limited liability company (the “TagWorks Acquisition”), for an initial purchase price of approximately $40,000 in cash.

In addition, Hillman Group paid additional consideration of $12,500 to the sellers of TagWorks on October 31, 2011, and also paid additional consideration of $12,500 on March 30, 2012. The March 30, 2012 additional consideration was contingent on the successful achievement of defined revenue and earnings targets for the year ended December 31, 2011.

Founded in 2007, TagWorks provided innovative pet ID tag programs to a leading pet products chain retailer using a unique, patent-protected / patent-pending technology and product portfolio. In conjunction with the TagWorks Acquisition, Hillman Group entered into a seventeen (17) year agreement with KeyWorks-KeyExpress, LLC (“KeyWorks”), a company affiliated with TagWorks, to assign its patent-pending retail key program technology to Hillman Group and to continue to work collaboratively with us to develop next generation key duplicating technology.

The closing of the TagWorks Acquisition occurred concurrently with the offering of $50,000 aggregate principal amount of Hillman Group’s 10.875% Senior Notes due 2018. Hillman Group used the net proceeds of the note offering to fund the TagWorks Acquisition, to repay a portion of indebtedness under our revolving credit facility and to pay related transaction and financing fees. The notes are guaranteed by The Hillman Companies, Inc., Hillman Investment Company, and all of the domestic subsidiaries of Hillman Group.

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

The company has recorded management fee charges and expenses from OHCP of $77, $155, and $110 for the years ended December 31, 2013, 2012, and 2011, respectively.

Gregory Mann and Gabrielle Mann are employed by the All Points subsidiary of Hillman. All Points leases an industrial warehouse and office facility from companies under the control of the Manns. The Company has recorded rental expense for the lease of this facility on an arm’s length basis. The rental expense for the lease of this facility was $311 for each of the years ended December 31, 2013, 2012, and 2011.

In connection with the Paulin Acquisition, the Company entered into three leases on February 19, 2013 for five properties containing industrial warehouse, manufacturing plant, and office facilities. The owners of the properties under one lease are relatives of Richard Paulin, who is employed by The Hillman Group Canada ULC, and the owner of the properties under the other two leases is a company which is owned by Richard Paulin and certain of his relatives. The Company has recorded rental expense for the three leases on an arm’s length basis. The rental expense for the three leases was $687 for the year ended December 31, 2013.

6.	Income Taxes:

The components of the Company’s income tax provision for the three years ended December 31, 2013 were as follows:

	Year Ended December 31,
	2013	2012	2011
Current:
Federal & State	$552	$206	$217
Foreign	795	344	317

Total current	1,347	550	534

Deferred:
Federal & State	(2,857)	(5,000)	(5,119)
Foreign	(890)	(746)	(271)

Total deferred	(3,747)	(5,746)	(5,390)

Valuation allowance	(381)	28	177

Provision (benefit) for income taxes	$(2,781)	$(5,168)	$(4,679)

The Company has U.S. federal net operating loss (“NOL”) carryforwards for tax purposes, totaling $54,349 as of December 31, 2013, that are available to offset future taxable income. These carry forwards expire from 2023 to 2032. Management estimates that the Company will not be able to utilize some of the loss carryforwards before they expire due to limitations imposed by Internal Revenue Code Section 382. A valuation allowance with a year-end balance of $6 has been recorded for these deferred tax assets. In addition, the Company’s foreign subsidiaries have NOL carryforwards aggregating $5,895 which expire from 2027 to 2033. Management has recorded a valuation reserve of $507 against the deferred tax assets recorded for the foreign subsidiary.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

6.	Income Taxes: (continued)

The Company has state net operating loss carryforwards with an aggregate tax benefit of $2,524 which expire from 2014 to 2032. Management estimates that the Company will not be able to utilize some of the loss carryforwards in certain states before they expire. A valuation allowance with a year-end balance of $219 has been recorded for these deferred tax assets. In 2013, the valuation allowance for state net operating loss carryforwards decreased by $149. The decrease was primarily a result of a change in the estimation of the utilization of the net operating losses in the carryforward years. In conjunction with the Paulin Acquisition, the Company has recorded a valuation reserve with a year-end balance of $92 to fully offset the deferred tax asset on a foreign exchange loss carryforward. Management estimated that the Company may not be able to realize the benefit of this deferred tax asset.

The Company fully utilized its federal capital loss carryforward as of December 31, 2013. Management had previously recorded a valuation allowance for this capital loss carryforward to fully offset the deferred tax asset at 2012. In 2013, the valuation allowance for the capital loss carryforward was decreased by $374 due to utilization in the current period. The Company has $232 of general business tax credit carryforwards which expire from 2017 to 2031. A valuation allowance of $149 has been established for these tax credits. The Company has $50 of foreign tax credit carryforwards which expire from 2020 to 2022. The valuation allowance has been reduced by $29 for these tax credits in the current period due to a change in an estimate of foreign source income to be realized in the future.

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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

6.	Income Taxes: (continued)

The table below reflects the significant components of the Company’s net deferred tax assets and liabilities at December 31, 2013 and 2012:

	As of December 31, 2013		As of December 31, 2012
	Current	Non-current	Current	Non-current
Deferred Tax Asset:
Inventory	$8,377	$—	$5,994	$—
Bad debt reserve	978	—	1,116	—
Casualty loss reserve	297	410	708	308
Accrued bonus / deferred compensation	1,805	4,608	1,546	1,592
Litigation settlement accrual	—	546	—	—
Derivative security value	(120)	—	740	—
Medical insurance reserve	355	—	508	—
Deferred lease incentive	—	389	—	422
Original issue discount amortization	—	596	—	536
Transaction costs	—	3,454	—	3,348
Federal / foreign net operating loss	—	20,595	—	23,164
State net operating loss	—	2,524	—	2,963
Unrecognized tax benefit	—	(2,024)	—	(3,002)
Federal capital loss carryforwards	—	—	—	374
Tax credit carryforwards	—	2,881	—	2,618
All other items	10	718	578	835

Gross deferred tax assets	11,702	34,697	11,190	33,158
Valuation allowance for deferred tax assets	(606)	(2,302)	(726)	(2,374)

Net deferred tax assets	$11,096	$32,395	$10,464	$30,784

Deferred Tax Liability:
Intangible asset amortization	$—	$135,335	$—	$135,946
Property and equipment	—	17,106	—	12,504
All other items	—	14	—	283

Deferred tax liabilities	$—	$152,455	$—	$148,733

Net deferred tax liability		$108,964		$107,485

Long term net deferred tax liability		$120,060		$117,949
Current net deferred tax asset		11,096		10,464
Long term net deferred tax asset		—		—

Net deferred tax liability		$108,964		$107,485

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

6.	Income Taxes: (continued)

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

Hillman is subject to income taxes in the United States and in certain foreign jurisdictions. In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of December 31, 2013, the Company has not made a provision for U.S. or additional foreign withholding taxes on approximately $1,260 of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that is indefinitely reinvested.

Below is a reconciliation of statutory income tax rates to the effective income tax rates for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
Statutory federal income tax rate	35.0%	35.0%	35.0%
Non-U.S. taxes and the impact of non-U.S. losses for which a current tax benefit is not available	-19.6%	-6.1%	-0.9%
State and local income taxes, net of U.S. federal income tax benefit	-0.1%	1.9%	2.5%
Adjustment of reserve for change in valuation allowance and other items	15.0%	1.2%	-1.2%
Adjustment for change in tax law	8.9%	-0.4%	-2.6%
Adjustment of unrecognized tax benefits	36.6%	11.6%	0.0%
Permanent differences:
Acquisition and related transaction costs	-4.0%	-0.9%	0.0%
Meals and entertainment expense	-3.5%	-1.1%	-0.9%
Other permanent differences	0.0%	0.0%	0.0%
Reconciliation of tax provision to return	2.0%	0.5%	0.5%
Reconciliation of other adjustments	0.5%	0.0%	0.0%

Effective income tax rate	70.8%	41.7%	32.4%

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

6.	Income Taxes: (continued)

On September 13, 2013, the US Treasury and IRS issued final Tangible Property Regulations (“TPR”) under IRC Section 162 and IRC Section 263(a). These regulations address the acquisition, production and improvement of tangible property, and also the disposition of property. The regulations are not effective until tax years beginning on or after January 1, 2014; however, certain portions may require an accounting method change on a retroactive basis, thus requiring an IRC Section 481(a) adjustment related to fixed and real asset deferred taxes. The accounting rules under ASC 740 treat the release of the regulations as a change in tax law as of the date of issuance and require the Company to determine whether there will be an impact on its financial statements. Any such impact of the final tangible property regulations would affect temporary deferred taxes only and result in a balance sheet reclassification between current and deferred taxes. The Company is currently analyzing the expected impacts of the TPR but does not believe that they will have a material impact on the Company’s consolidated financial statements. The Company will continue to monitor the impact of any future changes to the TPR on the Company prospectively.

The Company has recorded a $1,538 decrease in the reserve for unrecognized tax benefits in the twelve month period ended December 31, 2013 related to the expiration of the statute of limitations for an earlier year. The unrecognized tax benefits are shown in the financial statements as a reduction of the deferred tax asset for the Company’s net operating loss carryforwards. The Company has increased its reserve for unrecognized tax benefits $560 in the twelve month period ended December 31, 2013 related to items previously recognized by the acquired company in its financial statements. A summary of the changes for the last three years follows:

	2013	2012	2011
Unrecognized tax benefits - January 1	$3,002	$4,440	$4,433

Gross increases - tax positions in current period	—	—	7
Gross increases - tax positions in prior period	560	—	—
Gross decreases - tax positions in prior period	(1,538)	(1,438)	—

Unrecognized tax benefits - December 31	$2,024	$3,002	$4,440

Amount of unrecognized tax benefit that, if recognized would affect the company’s effective tax rate	$2,024	$3,002	$4,440

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. In conjunction with the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB No. 109, “Accounting for Income Taxes”, which was codified in ASC 740-10, the Company has not recognized any adjustment of interest or penalties in its consolidated financial statements due to its net operating loss position. The Company does not anticipate a decrease in the unrecognized tax benefits for the tax year ending December 31, 2014.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

6.	Income Taxes: (continued)

The Company files a consolidated income tax return in the U.S. and numerous consolidated and separate income tax returns in various states and foreign jurisdictions. As of December 31, 2013, with a few exceptions, the Company is no longer subject to U.S. federal, state, and foreign tax examinations by tax authorities for the tax years prior to 2010. However, the IRS can make adjustments to losses carried forward by the Company from 2006 forward and utilized on its federal return.

7.	Property and Equipment:

Property and equipment, net, consists of the following at December 31, 2013 and 2012:

	Estimated
	Useful Life
	(Years)	2013	2012
Land	n/a	$1,166	$531
Buildings	27	2,758	778
Leasehold improvements	3-10	5,808	5,044
Machinery and equipment	2-10	143,002	102,494
Furniture and fixtures	3-5	1,102	835
Construction in process		3,352	2,899

Property and equipment, gross		157,188	112,581
Less: Accumulated depreciation		61,370	44,089

Property and equipment, net		$95,818	$68,492

Machinery and equipment includes capitalized software of $13,270 and $10,972 as of December 31, 2013 and 2012, respectively. Capitalized interest of $182 and $109 was recorded for the years ended December 31, 2013 and 2012, respectively.

The depreciation expense for depreciable assets was $24,796, $22,009, and $21,333 for the years ended December 31, 2013, 2012, and 2011, respectively.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

8.	Other Intangibles:

Definite-lived intangible assets are amortized over their useful lives and are subject to impairment testing. The values assigned to intangible assets in connection with the Merger Transaction and the acquisitions of Servalite, TagWorks, Ook, and Paulin were determined through separate independent appraisals. In connection with the Merger Transaction, the Company acquired the Quick-Tag™ license for consideration amounting to $11,500. Other intangibles, net as of December 31, 2013 and 2012 consist of the following:

	Estimated
	Useful Life	December 31,	December 31,
	(Years)	2013	2012
Customer relationships	20	$341,500	$328,382
Trademarks - All Others	Indefinite	54,082	49,413
Trademarks - TagWorks	5	240	240
Patents	5-20	20,250	20,250
Quick Tag license	6	11,500	11,500
Laser Key license	5	1,250	1,250
KeyWorks license	10	4,100	4,100
Non compete agreements	5-10	4,450	4,450
Lease agreement	0.5	—	240

Intangible assets, gross		437,372	419,825
Less: Accumulated amortization		75,007	53,181

Other intangibles, net		$362,365	$366,644

The amortization expense for amortizable assets was $22,112, $21,752, and $20,717 for the years ended December 31, 2013, 2012, and 2011, respectively. For the years ending December 31, 2014, 2015, 2016, 2017, and 2018 the amortization expense for amortizable assets is estimated to be $22,200, $21,539, $19,608, $18,754, and $18,754, respectively.

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

The Senior Facilities contain financial and operating covenants which require the Company to maintain certain financial ratios, including a secured leverage ratio. This debt agreement provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, cross-defaults, bankruptcy events, failure to pay judgments, attachment of its assets, change of control, and the issuance of an order of dissolution. Certain of these events of default are subject to notice and cure periods or materiality thresholds. The occurrence of an event of default permits the lenders under the Senior Facilities to accelerate repayment of all amounts due.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

9.	Long-Term Debt: (continued)

Effective April 18, 2011, the Company completed an amendment to the credit agreement governing our Senior Facilities. The Senior Facilities amendment eliminated the total leverage and interest coverage covenants and reduced the secured leverage covenant to 4.75x with no future step downs. The term loan pricing was modified to reduce the Eurodollar Margin and the Base Rate Margin by 25 basis points and reduce the floor on Eurodollar and Base Rate Loans by an additional 25 basis points. In connection with the amendment to the credit agreement, the Company incurred loan discount costs of $1,250. As the modification of the Senior Facilities agreement was not substantial, the unamortized loan discount and debt issuance costs will be amortized over the term of the amended Senior Facilities.

Effective November 4, 2011, the Company entered into a Joinder Agreement to our credit agreement under the existing Senior Facilities (the “2011 Incremental Facility”). The 2011 Incremental Facility increased the aggregate term loan commitments available to Hillman Group under the Senior Facilities by $30,000. In connection with the 2011 Incremental Facility, the Company incurred loan discount costs of $750. The modification of the Senior Facilities agreement was not substantial and the unamortized loan discount costs are amortized over the term of the amended Senior Facilities. The aggregate principal amount of commitments under the Senior Facilities, after giving effect to the 2011 Incremental Facility, was $350,000. The Company used the proceeds for general corporate purposes.

Effective November 7, 2012, the Company entered into a Joinder Agreement (the “2012 Incremental Facility”) to our credit agreement under the existing $320,000 Senior Secured First Lien Credit Facility (the “Senior Facilities”). The 2012 Incremental Facility increased the aggregate term loan commitments available to Hillman Group under the Senior Facilities by $76,800. Subject to the conditions precedent to each funding date described in Section 17 of the 2012 Incremental Facility, the Company could make two drawings under the 2012 Incremental Facility on any business day after November 7, 2012 and prior to April 1, 2013. On February 19, 2013, the Company drew down on funds from the 2012 Incremental Facility in order to fund the permitted Paulin Acquisition. The aggregate principal amount of commitments under the Senior Facilities, after giving effect to the 2012 Incremental Facility, was $420,000.

Effective February 14, 2013, the Company completed an amendment to the credit agreement governing our Senior Facilities. The Senior Facilities amendment modified the term loan pricing to reduce the EuroDollar margin by 50 basis points to 3.00% and reduce the EuroDollar floor on EuroDollar loans by an additional 25 basis points to 1.25%. This amendment modified the term loan pricing to reduce the base rate margin by 50 basis points to 2.00% and reduce the floor on base rate loans by an additional 25 basis points to 2.25%. This amendment also extends the maturity date of the term loan facilities by one year to May 28, 2017.

Effective December 19, 2013, the Company completed an amendment to the credit agreement governing our Senior Facilities. The Senior Facilities amendment modified the term loan pricing to reduce the EuroDollar margin by 25 basis points to 2.75% and reduce the EuroDollar floor on EuroDollar term loans by an additional 25 basis points to 1.00%. This amendment modified the term loan pricing to reduce the base rate margin by 25 basis points to 1.75% and reduce the floor on base rate term loans by an additional 25 basis points to 2.00%. The Company was in compliance with all provisions and covenants of the amended Senior Facilities as of December 31, 2013.

Concurrently with the Merger Transaction, Hillman Group issued $150,000 aggregate principal amount of our senior notes due 2018 (the “10.875% Senior Notes”). On March 16, 2011, Hillman Group completed an offering of $50,000 aggregate principal amount of

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

9.	Long-Term Debt: (continued)

10.875% Senior Notes. Hillman Group received a premium of $4,625 on the $50,000 10.875% Senior Notes offering. On December 21, 2012, Hillman Group completed an offering of $65,000 aggregate principal amount of 10.875% Senior Notes. Hillman Group received a premium of $4,225 on the $65,000 10.875% Senior Notes offering. The 10.875% Senior Notes are guaranteed by The Hillman Companies, Inc., Hillman Investment Company, and all of the domestic subsidiaries of Hillman Group. Hillman Group pays interest on the 10.875% Senior Notes semi-annually on June 1 and December 1 of each year.

The Company pays interest to the Hillman Group Capital Trust (“Trust”) on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105,443, or $12,231 per annum in the aggregate. The Trust will redeem the Trust Preferred Securities when the Junior Subordinated Debentures are repaid, or at maturity on September 30, 2027. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. Pursuant to the Indenture that governs the Trust Preferred Securities, the Trust is able to defer distribution payments to holders of the Trust Preferred Securities for a period that cannot exceed 60 months (the “Deferral Period”). During a Deferral Period, the Company is required to accrue the full amount of all interest payable, and such deferred interest payable would become immediately payable by the Company at the end of the Deferral Period. There were no deferrals of distribution payments to holders of the Trust Preferred Securities in 2013 or 2012.

As of December 31, 2013 and 2012, long-term debt is summarized as follows:

	2013	2012
Revolving credit agreement	$—	$—
Term Loan B	381,609	310,927
10.875% Senior Notes	271,750	272,942
Capital leases and other obligations	556	1,064

	653,915	584,933
Less: amounts due in one year	4,187	4,019

Long-term debt	$649,728	$580,914

The aggregate minimum principal maturities of the long-term debt, excluding the discount of $3,790 on Term Loan B and unamortized premium of $6,750 on the 10.875% Senior Notes, for each of the five years following December 31, 2013 are as follows:

Amount
2014	$4,187
2015	4,125
2016	4,104
2017	373,539
2018	265,000
2019 and thereafter	—

As of December 31, 2013, the Company had $26,121 available under our revolving credit agreement and letter of credit commitments outstanding of $3,879. The Company had outstanding debt of $385,955 under our secured credit facilities at December 31, 2013, consisting of $385,399 in Term B-2 loans and $556 in capitalized lease and other

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

9.	Long-Term Debt: (continued)

obligations. The term loan consisted of $385,399 in Term B-2 Loans currently at a three (3) month LIBOR rate of 3.75%. The capitalized lease and other obligations were at various interest rates.

10.	Leases:

Certain warehouse, office space, and equipment are leased under capital and operating leases with terms in excess of one year. Future minimum lease payments under non-cancellable leases consisted of the following at December 31, 2013:

	Capital Leases	Operating Leases
2014	$239	$10,680
2015	169	7,597
2016	141	6,253
2017	45	5,300
2018	—	4,976
Later years	—	32,488

Total minimum lease payments	594	$67,294

Less amounts representing interest	(38)

Present value of net minimum lease payments (including $219 currently payable)	$556

The rental expense for all operating leases was $11,788, $8,787, and $9,039 for the years ended December 31, 2013, 2012, and 2011, respectively. Certain leases are subject to terms of renewal and escalation clauses.

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

As of December 31, 2013 and 2012, the Company’s consolidated balance sheets included $4,386 and $4,245, respectively, in restricted investments representing the assets held in mutual funds to fund deferred compensation liabilities owed to the Company’s current and former employees. The current portion of the restricted investments was $2,856 and $846 as of December 31, 2013 and 2012, respectively.

The assets held in the NQDC are classified as an investment in trading securities. The Company recorded trading gains and offsetting compensation expense of $364, $329, and $19 for the years ended December 31, 2013, 2012, and 2011, respectively.

During the years ended December 31, 2013, 2012, and 2011, distributions from the deferred compensation plan aggregated $864, $357, and $233, respectively.

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

The Company has determined that the Trust is a variable interest entity and the holders of the Trust Preferred Securities are the primary beneficiaries of the Trust. Accordingly, the Company has de-consolidated the Trust. Summarized below is the financial information of the Trust as of December 31, 2013:

Non-current assets - junior subordinated debentures - preferred	$111,680
Non-current assets - junior subordinated debentures - common	3,261

Total assets	$114,941

Non-current liabilities - trust preferred securities	$111,680
Stockholder’s equity - trust common securities	3,261

Total liabilities and stockholders’ equity	$114,941

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

On May 28, 2010, the Junior Subordinated Debentures were recorded at the fair value of $116,085 based on the price underlying the Trust Preferred Securities of $26.75 per share upon close of trading on the NYSE Amex on that date plus the liquidation value of the trust common securities. The Company is amortizing the premium on the Junior Subordinated Debentures of $7,381 over their remaining life.

13.	Common and Preferred Stock:

Common Stock

After consummation of the Merger Transaction, The Hillman Companies, Inc. has one class of common stock. All outstanding shares of The Hillman Companies, Inc. common stock are owned by Holdco.

Under the terms of the Stockholders Agreement for the Holdco Common Stock, management shareholders have the ability to put their shares back to Holdco under certain conditions, including death or disability. ASC 480-10-S99 requires shares to be classified outside of permanent equity if they can be redeemed and the redemption is not solely within control of the issuer. Further, if it is determined that redemption of the shares is probable, the shares are marked to redemption value which equals fair value at each balance sheet date with the change in fair value recorded in additional paid-in capital. Accordingly, the 161.2 and 198.3 shares of common stock held by management as of December 31, 2013 and 2012, respectively, were recorded outside permanent equity. These shares have been adjusted to the fair value of $16,975 as of December 31, 2013 and $14,116 as of December 31, 2012.

Preferred Stock

The Hillman Companies has one class of preferred stock, with 5,000 shares authorized and none issued or outstanding as of December 31, 2013.

14.	Stock-Based Compensation:

OHCP HM Acquisition Corp. 2010 Stock Option Plan:

Effective May 28, 2010, Holdco established the OHCP HM Acquisition Corp. 2010 Stock Option Plan, as amended (the “Option Plan”), pursuant to which Holdco may grant options for up to an aggregate of 49,239 shares of its common stock. The Option Plan is administered by a committee of the Holdco board of directors. Such committee determines the terms of each option grant under the Option Plan, except that the exercise price of any granted option may not be lower than the fair market value of one share of common stock of Holdco as of the date of grant.

Under the Option Plan, Holdco granted 32,284 options in 2010, 1,030 options in 2011, 7,375 options in 2012, and 8,550 options in 2013. The options were granted with an exercise price which was equal to the grant date fair value of the underlying securities. As of December 31, 2013, options for a total of 4,733 shares have been canceled and options for 183 shares have been exercised.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

14.	Stock-Based Compensation: (continued)

Option holders are not required by the terms of the Option Agreement or the Stockholders Agreement to hold the shares for any period of time following exercise. Liability classification is required because this arrangement permits the holders to put the shares back without being exposed to the risks and rewards of the shares for a reasonable period of time. Consistent with past practice, the Company has elected to use the intrinsic value method to value the options. The stock option liability was $9,618 and $714 as of December 31, 2013 and 2012, respectively.

Stock options granted to management under the Option Plan are divided into three equal vesting tranches. The first tranche is a service-based award which vests ratably over five years, subject to the optionee’s continued employment with the Company on each vesting date. The Company will recognize compensation costs for the portion of the awards that are service based on a straight-line basis over the requisite service period for the entire award. The second tranche is performance-based and vests ratably over five years (if granted prior to 2013) or four years (if granted during 2013), subject to both the optionee’s continued employment on each vesting date and the achievement of Company performance targets. Again, compensation costs will be recognized for the performance based awards over the requisite service period for each of the five or four, as applicable, separate vesting service periods. However, if achievement of the applicable performance target is not probable, no compensation cost will be recorded. The third tranche of each stock option grant is outcome-based and depends on OHCP receiving a certain rate of return upon a change in control, provided that the optionee is still employed by the Company at the time of such change in control. This provision would be viewed as having a performance condition due to the change in control requirement and that condition would only be probable at the time that the change in control occurred, and accordingly, the Company will not recognize compensation expense for the third tranche until a change in control is deemed to be probable.

The Company has elected to use the intrinsic value method to value the options at the end of each reporting period. The intrinsic value of the common shares exceeded the exercise price of the options at December 31, 2013, and therefore, compensation expense of $9,006 was recorded in the accompanying consolidated statements of comprehensive loss for the year ended December 31, 2013. The intrinsic value of the common shares exceeded the exercise price of the options at December 31, 2012, and therefore, compensation expense of $714 was recorded in the accompanying consolidated statements of comprehensive loss for the year ended December 31, 2012. The intrinsic value of the common shares was equal to the exercise price at December 31, 2011, and therefore, no compensation expense was recorded in the accompanying consolidated statements of comprehensive loss for the year ended December 31, 2011.

OHCP HM Acquisition Corp. Deferred Stock Unit Plan U.S.:

Effective December 31, 2013, Holdco established the OHCP HM Acquisition Corp. Deferred Stock Unit Plan U.S. for Senior Officers (the “DSU Plan”). The DSU Plan permits an eligible executive to elect to have a short-term incentive award to be paid in the form of deferred stock units, which are bookkeeping entries equivalent in value to one share of Holdco common stock. The number of deferred stock units to be credited to a DSU Plan participant’s account is determined by dividing the amount of the participant’s short-term incentive award to be deferred into deferred stock units by the Fair Market Value (as defined in the Option Plan) of a share of common stock on December 31st of the calendar year in which occurred the end of the performance period to which the short-term incentive award applies. Deferred stock units are redeemable and the value thereof payable upon the termination of employment or death of DSU Plan participant.

Under the DSU Plan, Holdco granted 780 deferred stock units in 2013.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

15.	Derivatives and Hedging:

The Company uses derivative financial instruments to manage our exposures to (1) interest rate fluctuations on our floating rate senior debt; (2) price fluctuations in metal commodities used in our key products; and (3) fluctuations in foreign currency exchange rates. The Company measures those instruments at fair value and recognizes changes in the fair value of derivatives in earnings in the period of change, unless the derivative qualifies as an effective hedge that offsets certain exposures.

Interest Rate Swap Agreements - On June 24, 2010, the Company entered into a forward Interest Rate Swap Agreement (the “2010 Swap”) with a two-year term for a notional amount of $115,000. The forward start date of the 2010 Swap was May 31, 2011 and it terminated on May 31, 2013. The 2010 Swap fixed the interest rate at 2.47% plus the applicable interest rate margin.

The 2010 Swap was initially designated as a cash flow hedge. Effective April 18, 2011, the Company executed the second amendment to the credit agreement which modified the interest rate on the Senior Facilities. The critical terms for the 2010 Swap no longer matched the terms of the amended Senior Facilities and the 2010 Swap was de-designated. As a result, $643 of previously unrecognized losses recorded as a component of other comprehensive income or loss was recognized as interest expense in year ended December 31, 2011. The 2011 adjustments of $284 to the fair value of the 2010 Swap were recorded as a reduction in interest expense in the statement of comprehensive loss for the favorable change in fair value since December 31, 2010.

At December 31, 2012, the fair value of the 2010 Swap was $(418) and was reported on the consolidated balance sheet in other current liabilities with a reduction in interest expense recorded in the statement of comprehensive loss for the favorable change of $787 in fair value since December 31, 2011.

At December 31, 2013, the 2010 Swap had no value. The 2013 adjustments of $418 to the fair value of the 2010 Swap were recorded as a reduction in interest expense in the statement of comprehensive loss for the favorable change in fair value since December 31, 2012.

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

As of December 31, 2013, the fair value of the interest rate caps of $53 was reported on the consolidated balance sheet in non-current other assets. The Company’s interest rate cap agreements did not qualify for hedge accounting treatment because they did not meet the provisions specified in ASC 815, Derivatives and Hedging, (“ASC 815”). Accordingly, the unrealized loss of $81 on these derivatives was recognized in current earnings in other expense.

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

The Company uses metal commodity swap agreements to hedge anticipated purchases of key blanks which can fluctuate with changes in copper prices. The Company’s current metal swap agreements did not qualify for hedge accounting treatment because they did not meet the provisions specified in ASC 815. Accordingly, the gain or loss on these derivatives was recognized in current earnings.

At December 31, 2012, the fair value of 2012 Metal Swap No. 1 was $17 and was reported on the consolidated balance sheet in other current assets with a decrease in cost of sales recorded in the statement of comprehensive loss for the favorable change in fair value since the inception date in the second quarter of 2012. At December 31, 2012, the fair value of 2012 Metal Swap No. 2 and 2012 Metal Swap No. 3 was ($6) and was reported on the consolidated balance sheet in other current liabilities with an increase in cost of sales recorded in the statement of comprehensive loss for the unfavorable change in fair value since the inception dates in the second quarter of 2012.

As of December 31, 2013, each of the 2012 metal swap agreements have expired and had no value.

Foreign Currency Forward Contract - On December 18, 2012, the Company entered into a Foreign Currency Forward Contract (the “2012 FX Contract”) with an approximate six-month term for a notional amount of C$105,000. The 2012 FX Contract maturity date was May 21, 2013 and fixed the Canadian to U.S. dollar forward exchange rate at 0.9989. The purpose of the 2012 FX Contract was to manage the Company’s exposure to fluctuations in the exchange rate of the Canadian dollar investment used in the Paulin Acquisition.

At December 31, 2012, the fair value of the 2012 FX Contract was ($1,475) and was reported on the consolidated balance sheet in other current liabilities with an increase in other expense recorded in the statement of comprehensive loss for the unfavorable change in fair value since its inception.

The 2012 FX Contract was settled in connection with the Paulin Acquisition. Prior to its settlement on February 19, 2013, an increase in other expense of $1,138 was recorded in the statement of comprehensive loss for the unfavorable change in fair value from December 31, 2012. The Company’s 2012 FX Contract did not qualify for hedge accounting treatment because it did not meet the provisions specified in ASC 815. Accordingly, the gain or loss on these derivatives was recognized in current earnings.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

15.	Derivatives and Hedging: (continued)

During 2013, the Company entered into multiple foreign currency forward contracts (the “2013 FX Contracts”) with maturity dates ranging from July 2013 to December 2014 and a total notional amount of $42,050. The 2013 FX Contracts fixed the Canadian to U.S. dollar forward exchange rate at points ranging from 1.02940 to 1.08210. The purpose of the 2013 FX Contracts was to manage the Company’s exposure to fluctuations in the exchange rate of the Canadian dollar. The Company’s 2013 FX Contracts did not qualify for hedge accounting treatment because they did not meet the provisions specified in ASC 815. Accordingly, the gain or loss on these derivatives was recognized in current earnings.

At December 31, 2013, the fair value of the 2013 FX Contracts was ($42) and was reported on the consolidated balance sheet in other current liabilities with an increase in other expense of $42 recorded in the statement of comprehensive loss.

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

The following tables set forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the period, by level, within the fair value hierarchy:

	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
Trading securities	$4,386	$—	$—	$4,386
Interest rate caps	—	53	—	53
Foreign exchange forward contracts	—	(42)	—	(42)

	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
Trading securities	$4,245	$—	$—	$4,245
Interest rate swap	—	(418)	—	(418)
Foreign exchange forward contract	—	(1,475)	—	(1,475)
Metal commodity swaps	—	(11)	—	(11)

Trading securities are valued using quoted prices on an active exchange. Trading securities represent assets held in a Rabbi Trust to fund deferred compensation liabilities and are included as restricted investments on the accompanying consolidated balance sheets.

The unrealized gains on these securities of $364, $329, and $19 were recorded as other income by the Company for the years ended December 31, 2013, 2012, and 2011, respectively. An offsetting entry for the same amount, increasing the deferred compensation liability and compensation expense within SG&A, was also recorded for the years ended December 31, 2013, 2012, and 2011.

The Company utilizes interest rate cap and interest rate swap contracts to manage our targeted mix of fixed and floating rate debt, and these contracts are valued using observable benchmark rates at commonly quoted intervals for the full term of the cap and swap contracts. As of December 31, 2013, the interest rate caps were included in other non-current assets on the accompanying consolidated balance sheet. As of December 31, 2012 the interest rate swap was included in other current liabilities on the accompanying consolidated balance sheet. As of December 31, 2013 the interest rate swap had expired and had no value.

The Company utilizes foreign exchange forward contracts to manage our exposure to currency fluctuations in the Canadian dollar versus the U.S. dollar. The forward contracts were valued using observable benchmark rates at commonly quoted intervals during the term of the forward contract. The foreign exchange forward contracts were included in other current liabilities as of December 31, 2013 and December 31, 2012 on the accompanying consolidated balance sheets.

The Company utilizes metal commodity swap contracts to manage our exposure to price fluctuations in metal commodities used in our key products, and these swaps are valued using observable benchmark rates at commonly quoted intervals for the full term of the swaps. The metal commodity swap contracts were included in other current assets and liabilities as of December 31, 2012 on the accompanying consolidated balance sheet. As of December 31, 2013, all of the 2012 metal commodity swap contracts have expired and had no value.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

16.	Fair Value Measurements: (continued)

The fair value of the Company’s fixed rate senior notes and junior subordinated debentures as of December 31, 2013 and 2012 were determined by utilizing current trading prices obtained from indicative market data. As a result, the fair value measurement of the Company’s senior term loans is considered to be Level 2.

	December 31, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
10.875% Senior Notes	$271,750	$285,538	$272,942	$283,881
Junior Subordinated Debentures	114,941	131,480	115,132	128,949

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the short term maturity of these instruments and the carrying value of the variable rate senior term loans approximates fair value as the interest rate is variable and approximates current market rates.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

17.	Commitments and Contingencies:

The Company self-insures our product liability, automotive, workers’ compensation, and general liability losses up to $250 per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences in excess of $250 up to $40,000. The two risk areas involving the most significant accounting estimates are workers’ compensation and automotive liability. Actuarial valuations performed by the Company’s outside risk insurance expert were used by the Company’s management to form the basis for workers’ compensation and automotive liability loss reserves. The actuary contemplated the Company’s specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes that the liability of approximately $1,832 recorded for such risk insurance reserves is adequate as of December 31, 2013.

As of December 31, 2013, the Company has provided certain vendors and insurers letters of credit aggregating $3,879 related to our product purchases and insurance coverage of product liability, workers’ compensation and general liability.

The Company self-insures our group health claims up to an annual stop loss limit of $200 per participant. Aggregate coverage is maintained for annual group health insurance claims in excess of 125% of expected claims. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves. Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claim data and certain actuarial assumptions. The Company believes that the liability of approximately $2,200 recorded for such group health insurance reserves is adequate as of December 31, 2013.

On November 23, 2011, Steelworks Hardware LLC, the owner of the Steelworks trademark and a party to a licensing and marketing agreement with Hillman that originated in 2005 and automatically renewed for a three year period beginning in May 2010, filed a complaint against Hillman Group, Ace Hardware Corporation, Lowe’s Companies, Inc., Lowe’s Home Centers, Inc. and True Value Company in the United States District Court for the Northern District of Illinois Eastern Division. The complaint alleged a series of claims against Hillman Group and the other named defendants, including trademark and trade dress infringement in violation of the Lanham Act, violations of Illinois Consumer Fraud and Unfair Trade Practices Acts, and common law breach of contract, conspiracy and tort claims.

On March 20, 2012, the Company agreed to pay $1,635 to Steelworks Hardware LLC in full settlement of all alleged claims and plaintiff legal fees in this matter. The settlement cost and plaintiff legal fees were recorded in our consolidated results of operations for the year ended December 31, 2011.

On May 4, 2010, Hy-Ko filed a complaint against Hillman Group, and Kaba Ilco Corp., a manufacturer of blank replacement keys, in the United States District Court for the Northern District of Ohio Eastern Division, alleging that the defendants engaged in violations of federal and state antitrust laws regarding their business practices relating to automatic key machines and replacement keys. Hy-Ko May 4, 2010 filing against the Company was based, in part, on the Company’s previously-filed claim against Hy-Ko alleging infringement of certain patents of the Company. A claim construction hearing on the Company’s patent infringement claim against Hy-Ko occurred in September 2010. A ruling on the claim construction hearing was handed down on November 22, 2011 and was favorable to the Company’s position.

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

On October 1, 2013, the Company filed a complaint against Minute Key Inc., a manufacturer of fully-automatic, self-service key duplication kiosks, in the United States District Court for the Southern District of Ohio Western Division, seeking a declaratory judgment of non-infringement and invalidity of a U.S. patent issued to Minute Key Inc. on September 10, 2013. The Company’s filing against Minute Key Inc. was in response to a letter dated September 10, 2013 in which Minute Key Inc. alleged that the Company’s FastKey™ product infringes the newly-issued patent.

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

In addition, legal proceedings are pending which are either in the ordinary course of business or incidental to the Company’s business. Those legal proceedings incidental to the business of the Company are generally not covered by insurance or other indemnity. In the opinion of the Company’s management, the ultimate resolution of the pending litigation matters will not have a material adverse effect on the consolidated financial position, operations, or cash flows of the Company.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

18.	Statements of Cash Flows:

Supplemental disclosures of cash flows information are presented below:

	Year Ended December 31,
	2013	2012	2011
Cash paid during the period for:
Interest on junior subordinated debentures	$12,232	$12,232	$12,232

Interest	$45,260	$38,880	$38,192

Income taxes	$1,078	$479	$749

Non-cash investing activities:
Property and equipment purchased with capital lease	$358	$155	$—

19.	Quarterly Data (unaudited):

2013	Total	Fourth	Third	Second	First
Net sales	$701,641	$172,629	$192,382	$192,711	$143,919
Income from operations	56,441	8,655	22,429	17,573	7,784
Net (loss) income	(1,148)	(2,974)	1,748	4,663	(4,585)

2012	Total	Fourth	Third	Second	First
Net sales	$555,465	$131,682	$148,169	$147,241	$128,373
Income from operations	40,968	3,611	13,581	14,941	8,835
Net (loss) income	(7,234)	(6,810)	1,107	1,056	(2,587)

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

20.	Concentration of Credit Risks:

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade receivables. The Company places our cash and cash equivalents with high credit quality financial institutions. Concentrations of credit risk with respect to sales and trade receivables are limited due to the large number of customers comprising the Company’s customer base and their dispersion across geographic areas. The Company performs periodic credit evaluations of our customers’ financial condition and generally does not require collateral.

For the year ended December 31, 2013, the largest three customers accounted for 39.7% of sales and 44.2% of the year-end accounts receivable balance. For the year ended December 31, 2012, the largest three customers accounted for 40.1% of sales and 49.7% of the year-end accounts receivable balance. For the year ended December 31, 2011, the largest three customers accounted for 41.0% of sales and 52.0% of the year-end accounts receivable balance. No other customer accounted for more than 5.0% of the Company’s total sales in 2013, 2012, or 2011.

Concentration of credit risk with respect to purchases and trade payables are limited due to the large number of vendors comprising the Company’s vendor base, with dispersion across different industries and geographic areas. The Company’s largest vendor in terms of annual purchases accounted for 5.0% of the Company’s total purchases and 2.0% of the Company’s total trade payables on December 31, 2013. The Company’s largest vendor in terms of annual purchases accounted for 6.7% of the Company’s total purchases and 4.7% of the Company’s total trade payables on December 31, 2012. The Company’s largest vendor in terms of annual purchases accounted for 10.0% of the Company’s total purchases and 3.9% of the Company’s total trade payables on December 31, 2011.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

21.	Segment Reporting and Geographic Information:

The Company’s segment reporting structure uses the Company’s management reporting structure as the foundation for how the Company manages our business. The Company periodically evaluates our segment reporting structure in accordance with ASC 350-20-55 and has concluded that it has five reportable segments as of December 31, 2013. During 2013, the operations of Paulin were combined into the operations of the Canada segment. The United States segment, excluding All Points and the Canada segment are considered material by Company’s management as of December 31, 2013. The segments are as follows:

•	United States - excluding the All Points division

•	All Points

•	Canada

•	Mexico

•	Australia

The United States segment distributes fasteners and related hardware items, threaded rod, keys, key duplicating systems, and accessories, and identification items, such as tags and letters, numbers, and signs to hardware stores, home centers, mass merchants, and other retail outlets primarily in the United States. This segment also provides innovative pet ID tag programs to a leading pet products chain retailer using a unique, patent-protected/patent-pending technology and product portfolio.

The All Points segment is a Florida-based distributor of commercial and residential fasteners catering to the hurricane protection industry in the southern United States. All Points has positioned itself as a major supplier to manufacturers of railings, screen enclosures, windows, and hurricane shutters.

The Canada segment distributes fasteners and related hardware items, threaded rod, keys, key duplicating systems, accessories, and identification items, such as tags and letters, numbers, and signs to hardware stores, home centers, mass merchants, industrial distributors, automotive after market distributors, and other retail outlets and industrial Original Equipment Manufacturers (“OEMs”) in Canada. The Canada segment also produces fasteners, stampings, fittings, and processes threaded parts for automotive suppliers and industrial OEMs.

The Mexico segment distributes fasteners and related hardware items to hardware stores, home centers, mass merchants, and other retail outlets in Mexico.

The Australia segment distributes keys, key duplicating systems, and accessories to home centers and other retail outlets in Australia.

The Company uses profit or loss from operations to evaluate the performance of our segments. Profit or loss from operations is defined as income from operations before interest and tax expenses. Hillman accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. Segment revenue excludes intersegment sales related to the sales or transfer of products between segments which is consistent with the segment revenue information provided to the Company’s chief operating decision maker. Segment Income (Loss) from Operations for Mexico and Australia include insignificant costs allocated from the United States, excluding All Points segment, while the remaining operating segments do not include any allocations.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

21.	Segment Reporting and Geographic Information (continued):

The table below presents revenues and income from operations for the reportable segments for the years ended December 31, 2013, 2012, and 2011.

	Year Ended December 31,
	2013	2012	2011
Revenues
United States, excluding All Points	$541,037	$517,135	$473,431
All Points	20,798	18,837	15,236
Canada	132,158	12,555	11,762
Mexico	6,842	6,268	5,832
Australia	806	670	265

Total revenues	$701,641	$555,465	$506,526

Segment Income from Operations
United States, excluding All Points	$52,255	$42,896	$38,075
All Points	1,737	881	487
Canada	2,847	(3,050)	(727)
Mexico	629	787	942
Australia	(1,027)	(546)	(324)

Total segment income from operations	$56,441	$40,968	$38,453

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

21.	Segment Reporting and Geographic Information (continued):

Assets by segment as of December 31, 2013 and 2012 were as follows:

	Year Ended December 31,
	2013	2012
Assets:
United States, excluding All Points	$936,008	$1,133,824
All Points	8,379	7,298
Canada	300,906	15,477
Mexico	17,964	17,816
Australia	1,599	1,378

Total Assets	$1,264,856	$1,175,793

	Year Ended December 31,
	2013	2012
Cash & cash equivalents
United States, excluding All Points	$27,632	$62,918
All Points	714	429
Canada	5,039	1,084
Mexico	1,570	1,066
Australia	14	51

Consolidated cash & cash equivalents	$34,969	$65,548

Following is revenue based on products for the Company’s significant product categories:

	Year Ended December 31,
	2013	2012	2011
Net sales
Keys	$90,518	$86,943	$85,410
Engraving	48,442	48,979	41,734
Letters, numbers and signs	34,045	32,251	33,079
Fasteners	450,234	308,770	279,564
Threaded rod	31,802	33,326	31,135
Code cutter	2,680	2,851	3,312
Builders hardware	17,320	16,370	10,080
Other	26,600	25,975	22,212

Consolidated net sales	$701,641	$555,465	$506,526

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

22.	Acquisition and Integration Expenses:

For the year ended December 31, 2013, the Company incurred $8,638 of expenses for banking, legal, and other professional fees incurred in connection with the Paulin Acquisition.

For the year ended December 31, 2012, the Company incurred $3,031 of expenses for banking, legal, and other professional fees incurred in connection with the Ook Acquisition and the Paulin Acquisition.

For the year ended December 31, 2011, the Company incurred $2,805 of expenses for banking, legal, and other professional fees incurred in connection with the Merger Transaction, Servalite Acquisition, TagWorks Acquisition, Ook Acquisition, and the start-up of operations for Hillman Australia.

23.	Supplemental Consolidating Guarantor and Non-Guarantor Financial Information:

The 10.875% Senior Notes, of which $265,000 aggregate principal amount was outstanding as of December 31, 2013, were issued by the Hillman Group and are fully and unconditionally guaranteed on a joint and several basis by The Hillman Companies, Inc., Hillman Investment Company and certain of the Company’s wholly owned subsidiaries. The non-guarantor information presented represents the Australian, Canadian, and Mexican subsidiaries.

The following financial information presents consolidating statements of comprehensive loss, balance sheets, and cash flows for the Hillman Group, all guarantor subsidiaries, all non-guarantor subsidiaries, and the eliminations necessary to provide the consolidated results for the Hillman Companies and subsidiaries. For purposes of this presentation, investments in subsidiaries have been accounted for using the equity method of accounting. The principal consolidating adjustments eliminate investment in subsidiary and intercompany balances and transactions.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

23.	Supplemental Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Consolidating Statements of Comprehensive Loss

For the year ended December 31, 2013

(Amounts in thousands)

	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net sales	$—	$529,949	$31,886	$139,806	$—	$701,641
Cost of sales (exclusive of depreciation and amortization shown separately below)	—	251,491	22,836	84,999	—	359,326
Selling, general and administrative expenses	9,370	168,073	6,589	41,619	—	225,651
Acquisition and integration expense	—	2,931	74	5,633	—	8,638
Depreciation	—	22,381	85	2,330	—	24,796
Amortization	18,058	3,087	—	967	—	22,112
Intercompany administrative (income) expense	—	(348)	—	348	—	—
Management and transaction fees to related party	—	77	—	—	—	77
Other (income) expense, net	(364)	3,661	(158)	1,461	—	4,600

Income from operations	(27,064)	78,596	2,460	2,449	—	56,441

Intercompany interest (income) expense	(12,232)	12,259	—	(27)	—	—
Interest (income) expense, net	(190)	41,930	—	6,398	—	48,138
Interest expense on junior subordinated debentures	12,610	—	—	—	—	12,610
Investment income on trust common securities	(378)	—	—	—	—	(378)

Income (loss) before equity in subsidiaries’ income	(26,874)	24,407	2,460	(3,922)	—	(3,929)
Equity in subsidiaries’ income (loss)	21,936	(2,471)	—	—	(19,465)	—

Income (loss) before income taxes	(4,938)	21,936	2,460	(3,922)	(19,465)	(3,929)
Income tax provision (benefit)	(3,790)	—	867	142	—	(2,781)

Net income (loss)	$(1,148)	$21,936	$1,593	$(4,064)	$(19,465)	$(1,148)

Other comprehensive income (loss):
Foreign currency translation adjustments	—	(5,643)	—	(99)	—	(5,742)

Total comprehensive income (loss)	$(1,148)	$16,293	$1,593	$(4,163)	$(19,465)	$(6,890)

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

23.	Supplemental Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Consolidating Statements of Comprehensive Loss

For the year ended December 31, 2012

(Amounts in thousands)

	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net sales	$—	$517,135	$18,837	$19,493	$—	$555,465
Cost of sales (exclusive of depreciation and amortization shown separately below)	—	247,976	14,162	12,878	—	275,016
Selling, general and administrative expenses	1,043	174,667	3,717	8,903	—	188,330
Acquisition and integration expense	—	3,031	—	—	—	3,031
Depreciation	—	21,839	88	82	—	22,009
Amortization	18,058	3,298	—	396	—	21,752
Intercompany administrative (income) expense	—	(347)	—	347	—	—
Management and transaction fees to related party	—	155	—	—	—	155
Other (income) expense, net	(358)	4,877	(11)	(304)	—	4,204

Income from operations	(18,743)	61,639	881	(2,809)	—	40,968
Intercompany interest (income) expense	(12,232)	12,232	—	—	—	—
Interest (income) expense, net	(279)	41,415	—	2	—	41,138
Interest expense on junior subordinated debentures	12,610	—	—	—	—	12,610
Investment income on trust common securities	(378)	—	—	—	—	(378)

Income (loss) before equity in subsidiaries’ income	(18,464)	7,992	881	(2,811)	—	(12,402)
Equity in subsidiaries’ income (loss)	4,774	(2,023)	—	—	(2,751)	—

Income (loss) before income taxes	(13,690)	5,969	881	(2,811)	(2,751)	(12,402)
Income tax provision (benefit)	(6,456)	1,195	333	(240)	—	(5,168)

Net income (loss)	$(7,234)	$4,774	$548	$(2,571)	$(2,751)	$(7,234)

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	1,051	—	1,051

Total comprehensive income (loss)	$(7,234)	$4,774	$548	$(1,520)	$(2,751)	$(6,183)

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

23.	Supplemental Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Consolidating Statements of Comprehensive Loss

For the year ended December 31, 2011

(Amounts in thousands)

	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net sales	$—	$465,033	$23,634	$17,859	$—	$506,526
Cost of sales (exclusive of depreciation and amortization shown separately below)	—	227,641	14,627	10,223	—	252,491
Selling, general and administrative expenses	19	155,891	7,026	6,830	—	169,766
Acquisition and integration expense	—	2,642	—	163	—	2,805
Depreciation	—	21,139	121	73	—	21,333
Amortization	18,433	2,077	207	—	—	20,717
Intercompany administrative (income) expense	—	(240)	—	238	2	—
Management and transaction fees to related party	—	110	—	—	—	110
Other (income) expense, net	(19)	447	(16)	441	(2)	851

Income from operations	(18,433)	55,326	1,669	(109)	—	38,453
Intercompany interest (income) expense	(12,231)	12,231	—	—	—	—
Interest (income) expense, net	(426)	41,105	—	—	—	40,679
Interest expense on junior subordinated debentures	12,610	—	—	—	—	12,610
Investment income on trust common securities	(378)	—	—	—	—	(378)

Income (loss) before equity in subsidiaries’ income	(18,008)	1,990	1,669	(109)	—	(14,458)
Equity in subsidiaries’ income (loss)	2,677	836	—	—	(3,513)	—

Income (loss) before income taxes	(15,331)	2,826	1,669	(109)	(3,513)	(14,458)
Income tax provision (benefit)	(5,552)	149	608	116	—	(4,679)

Net income (loss)	$(9,779)	$2,677	$1,061	$(225)	$(3,513)	$(9,779)

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	(179)	—	(179)
Change in derivative security value	—	624	—	—	—	624

Total comprehensive income (loss)	$(9,779)	$3,301	$1,061	$(404)	$(3,513)	$(9,334)

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

23.	Supplemental Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Consolidating Balance Sheet

As of December 31, 2013

(Amounts in thousands)

	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$1	$27,553	$792	$6,623	$—	$34,969
Restricted investments	2,856	—	—	—	—	2,856
Accounts receivable	—	71,173	1,043	15,299	—	87,515
Inventories	—	101,386	10,048	66,450	(304)	177,580
Deferred income taxes	10,041	—	830	830	(605)	11,096
Other current assets	—	6,006	322	2,754	—	9,082

Total current assets	12,898	206,118	13,035	91,956	(909)	323,098
Intercompany notes receivable	105,446	103,422	—	(103,422)	(105,446)	—
Intercompany interest receivable	—	1,975	—	—	(1,975)	—
Investments in subsidiaries	(648,310)	28,122	507	263,216	356,465	—
Property and equipment	—	81,406	400	14,012	—	95,818
Goodwill	418,947	24,512	2,701	19,787	280	466,227
Other intangibles	293,774	42,959	250	25,382	—	362,365
Restricted investments	1,530	—	—	—	—	1,530
Deferred income taxes	31,349	—	(616)	2,095	(32,828)	—
Deferred financing fees	—	9,798	—	—	—	9,798
Investment in trust common securities	3,261	—	—	—	—	3,261
Other assets	—	2,442	25	292	—	2,759

Total assets	$218,895	$500,754	$16,302	$313,318	$215,587	$1,264,856

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$25,610	$1,036	$17,723	$—	$44,369
Current portion of senior term loans	—	3,968	—	—	—	3,968
Intercompany interest payable	—	—	—	1,975	(1,975)
Current portion of capitalized lease and other obligations	—	219	—	—	—	219
Accrued expenses:
Salaries and wages	—	8,462	287	3,115	—	11,864
Pricing allowances	—	3,791	1	2,418	—	6,210
Income and other taxes	(568)	2,267	30	1,392	—	3,121
Interest	—	2,674	—	—	—	2,674
Deferred compensation	2,856	—	—	—	—	2,856
Other accrued expenses	—	6,191	261	2,579	—	9,031

Total current liabilities	2,288	53,182	1,615	29,202	(1,975)	84,312

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

23.	Supplemental Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Consolidating Balance Sheet

As of December 31, 2013

(Amounts in thousands)

	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY (CONTINUED)
Intercompany debt payable	—	105,446	—	—	(105,446)	—
Long term senior term loans	—	377,641	—	—	—	377,641
Long term portion of capitalized lease and other obligations	—	337	—	—	—	337
Long term senior notes	—	271,750	—	—	—	271,750
Junior subordinated debentures	114,941	—	—	—	—	114,941
Deferred compensation	1,530	—	—	—	—	1,530
Deferred income taxes, net	143,313	—	260	9,920	(33,433)	120,060
Other non-current liabilities	9,618	5,773	—	—	—	15,391

Total liabilities	271,690	814,129	1,875	39,122	(140,854)	985,962

Common stock with put options:
Common stock, $.01 par, 5,000 shares authorized, 161.2 issued and outstanding at December 31, 2013.	16,975	—	—	—	—	16,975

Commitments and Contingencies

Stockholders’ Equity:
Preferred Stock:
Preferred stock, $.01 par, 5,000 shares authorized, none issued and outstanding at December 31, 2013.	—	—	—	—	—	—
Common Stock:
Common stock, $.01 par, 5,000 shares authorized, 4,838.8 issued and outstanding at December 31, 2013.	—	—	50	—	(50)	—
Additional paid-in capital	116,659	(130,559)	11,711	293,717	1,461	292,989
Accumulated deficit	(186,429)	(177,173)	2,666	(6,522)	341,259	(26,199)
Accumulated other comprehensive (loss) income	—	(5,643)	—	(12,999)	13,771	(4,871)

Total stockholders’ (deficit) equity	(69,770)	(313,375)	14,427	274,196	356,441	261,919

Total liabilities and stockholders’ equity	$218,895	$500,754	$16,302	$313,318	$215,587	$1,264,856

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

23.	Supplemental Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Consolidating Balance Sheet

As of December 31, 2012

(Amounts in thousands)

	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$1	$62,917	$429	$2,201	$—	$65,548
Restricted investments	846	—	—	—	—	846
Accounts receivable	—	65,916	6,473	(10,045)	—	62,344
Inventories	—	105,028	4,678	4,404	(272)	113,838
Deferred income taxes	10,359	—	610	221	(726)	10,464
Other current assets	—	6,526	145	1,835	—	8,506

Total current assets	11,206	240,387	12,335	(1,384)	(998)	261,546
Intercompany notes receivable	105,446	—	—	—	(105,446)	—
Investments in subsidiaries	(637,376)	27,204	—	—	610,172	—
Property and equipment	—	67,902	191	399	—	68,492
Goodwill	418,946	24,512	58	11,542	280	455,338
Other intangibles	311,832	46,047	250	8,515	—	366,644
Restricted investments	3,399	—	—	—	—	3,399
Deferred income taxes	29,492	—	(411)	977	(30,058)	—
Deferred financing fees	—	12,858	—	—	—	12,858
Investment in trust common securities	3,261	—	—	—	—	3,261
Other assets	—	3,521	25	709	—	4,255

Total assets	$246,206	$422,431	$12,448	$20,758	$473,950	$1,175,793

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$31,873	$517	$181	$—	$32,571
Current portion of senior term loans	—	3,200	—	—	—	3,200
Current portion of capitalized lease and other obligations	—	819	—	—	—	819
Accrued expenses:
Salaries and wages	—	8,930	217	204	—	9,351
Pricing allowances	—	3,457	3	597	—	4,057
Income and other taxes	(625)	2,447	25	645	—	2,492
Interest	—	2,868	—	—	—	2,868
Deferred compensation	846	—	—	—	—	846
Other accrued expenses	—	9,822	40	1,535	—	11,397

Total current liabilities	221	63,416	802	3,162	—	67,601

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

23.	Supplemental Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Consolidating Balance Sheet

As of December 31, 2012

(Amounts in thousands)

	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY (CONTINUED)
Intercompany debt payable	—	105,446	—	—	(105,446)	—
Long term senior term loans	—	307,727	—	—	—	307,727
Long term portion of capitalized lease and other obligations	—	245	—	—	—	245
Long term senior notes	—	272,942	—	—	—	272,942
Junior subordinated debentures	115,132	—	—	—	—	115,132
Deferred compensation	3,399	—	—	—	—	3,399
Deferred income taxes, net	146,042	—	219	2,472	(30,784)	117,949
Other non-current liabilities	714	5,473	—	—	—	6,187

Total liabilities	265,508	755,249	1,021	5,634	(136,230)	891,182

Common stock with put options:
Common stock, $.01 par, 5,000 shares authorized, 198.3 issued and outstanding at December 31, 2012.	14,116	—	—	—	—	14,116

Commitments and Contingencies

Stockholders’ Equity:
Preferred Stock:
Preferred stock, $.01 par, 5,000 shares authorized, none issued and outstanding at December 31, 2012.	—	—	—	—	—	—
Common Stock:
Common stock, $.01 par, 5,000 shares authorized, 4,801.7 issued and outstanding at December 31, 2012.	—	—	50	—	(50)	—
Additional paid-in capital	117,261	(131,642)	10,304	17,192	281,560	294,675
Accumulated (deficit) income	(150,679)	(201,176)	1,073	(2,458)	328,189	(25,051)
Accumulated other comprehensive income	—	—	—	390	481	871

Total stockholders’ (deficit) equity	(33,418)	(332,818)	11,427	15,124	610,180	270,495

Total liabilities and stockholders’ equity	$246,206	$422,431	$12,448	$20,758	$473,950	$1,175,793

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

23.	Supplemental Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Consolidating Statement of Cash Flows

For the year ended December 31, 2013

(Amounts in thousands)

	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Cash flows from operating activities:
Net (loss) income	$(23,084)	$24,407	$1,593	$(4,064)	$—	$(1,148)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	18,058	25,468	85	3,297	—	46,908
Dispositions of property and equipment	—	768	6	3	—	777
Deferred income tax provision (benefit)	(4,268)	—	816	(172)	—	(3,624)
Deferred financing and original issue discount amortization	(190)	2,682	—	—	—	2,492
Stock-based compensation expense	9,006	—	—	—	—	9,006
Other non-cash interest and change in value of interest rate swap	—	(418)	—	—	—	(418)
Changes in operating items:
Accounts receivable	—	(4,066)	(596)	(4,436)	—	(9,098)
Inventories	—	3,672	(867)	(14,272)	—	(11,467)
Other assets	—	(1,566)	(620)	(1,903)	—	(4,089)
Accounts payable	—	(6,263)	304	14,368	—	8,409
Other accrued liabilities	57	(3,723)	(419)	6,797	—	2,712
Other items, net	421	(102,480)	(1)	103,125	—	1,065

Net cash provided by (used for) operating activities	—	(61,519)	301	102,743	—	41,525

Cash flows from investing activities:
Payment for Paulin acquisition	—	(918)	206	(102,704)	—	(103,416)
Proceeds from sale of property and equipment	—	792	7	—	—	799
Capital expenditures	—	(37,086)	(151)	(801)	—	(38,038)

Net cash used for investing activities	—	(37,212)	62	(103,505)	—	(140,655)

Cash flows from financing activities:
Borrowings of senior term loans	—	76,800	—	—	—	76,800
Repayments of senior term loans	—	(3,776)	—	—	—	(3,776)
Discount on senior senior term loans	—	(3,152)	—	—	—	(3,152)
Principal payments under capitalized lease obligations	—	(503)	—	—	—	(503)
Borrowings under other credit obligations	—	324	—	—	—	324
Repayments of other credit obligations	—	(683)	—	—	—	(683)

Net cash (used for) provided by financing activities	—	69,010	—	—	—	69,010

Effect on exchange rate changes on cash	—	(5,643)	—	5,184	—	(459)

Net (decrease) increase in cash and cash equivalents	—	(35,364)	363	4,422	—	(30,579)
Cash and cash equivalents at beginning of period	1	62,917	429	2,201	—	65,548

Cash and cash equivalents at end of period	$1	$27,553	$792	$6,623	$—	$34,969

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

23.	Supplemental Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Consolidating Statement of Cash Flows

For the year ended December 31, 2012

(Amounts in thousands)

	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Cash flows from operating activities:
Net (loss) income	$(12,008)	$6,797	$548	$(2,571)	$—	$(7,234)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	18,058	25,137	88	478	—	43,761
Dispositions of property and equipment	—	271	21	—	—	292
Deferred income tax provision (benefit)	(6,382)	1,686	299	(1,216)	—	(5,613)
Deferred financing and original issue discount amortization	(279)	2,459	—	—	—	2,180
Stock-based compensation expense	714	—	—	—	—	714
Other non-cash interest and change in value of interest rate swap	—	(787)	—	—	—	(787)
Changes in operating items:
Accounts receivable	—	2,431	(50)	(922)	—	1,459
Inventories	—	(9,776)	439	(902)	—	(10,239)
Other assets	—	(6,003)	(1,319)	3,213	—	(4,109)
Accounts payable	—	(568)	(138)	(1,478)	—	(2,184)
Other accrued liabilities	(76)	3,623	121	1,300	—	4,968
Other items, net	(27)	(1,645)	(2)	1,746	—	72

Net cash provided by (used for) operating activities	—	23,625	7	(352)	—	23,280

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	—	3	—	—	3
Capital expenditures	—	(23,973)	(128)	(204)	—	(24,305)

Net cash used for investing activities	—	(23,973)	(125)	(204)	—	(24,302)

Cash flows from financing activities:
Repayments of senior term loans	—	(3,200)	—	—	—	(3,200)
Borrowings of revolving credit loans	—	19,000	—	—	—	19,000
Repayments of revolving credit loans	—	(19,000)	—	—	—	(19,000)
Payment of additional acquisition consideration	—	(12,387)	—	—	—	(12,387)
Principal payments under capitalized lease obligations	—	(47)	—	—	—	(47)
Borrowings under other credit obligations	—	1,119	—	—	—	1,119
Repayments of other credit obligations	—	(297)	—	—	—	(297)
Borrowings of senior notes	—	65,000	—	—	—	65,000
Premium on senior notes	—	4,225	—	—	—	4,225

Net cash (used for) provided by financing activities	—	54,413	—	—	—	54,413

Effect of exchange rate changes on cash	—	—	—	130	—	130

Net (decrease) increase in cash and cash equivalents	—	54,065	(118)	(426)	—	53,521
Cash and cash equivalents at beginning of period	1	8,852	547	2,627	—	12,027

Cash and cash equivalents at end of period	$1	$62,917	$429	$2,201	$—	$65,548

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

23.	Supplemental Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Consolidating Statement of Cash Flows

For the year ended December 31, 2011

(Amounts in thousands)

	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Cash flows from operating activities:
Net (loss) income	$(12,456)	$1,841	$1,061	$(225)	$—	$(9,779)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	18,433	23,216	328	73	—	42,050
Dispositions of property and equipment	—	42	11	—	—	53
Deferred income tax provision (benefit)	(8,866)	(203)	1,350	3,492	—	(4,227)
Deferred financing and original issue discount amortization	(803)	2,814	—	—	—	2,011
Other non-cash interest and change in value of interest rate swap	—	1,250	—	—	—	1,250
Changes in operating items:
Accounts receivable	—	(6,673)	2,162	(68)	—	(4,579)
Inventories	—	(7,725)	5,527	(181)	—	(2,379)
Other assets	—	(4,691)	93	551	—	(4,047)
Accounts payable	—	387	(4)	217	—	600
Other accrued liabilities	(265)	4,053	(1,708)	137	—	2,217
Other items, net	3,957	8,989	(9,362)	(2,293)	—	1,291

Net cash provided by (used for) operating activities	—	23,300	(542)	1,703	—	24,461

Cash flows from investing activities:
Payment for TagWorks acquisition	—	(40,271)	—	—	—	(40,271)
Payment for Ook acquisition	—	(15,323)	—	—	—	(15,323)
Capital expenditures	—	(17,778)	(30)	(119)	—	(17,927)

Net cash used for investing activities	—	(73,372)	(30)	(119)	—	(73,521)

Cash flows from financing activities:
Borrowings of senior term loans	—	30,000	—	—	—	30,000
Repayments of senior term loans	—	(2,975)	—	—	—	(2,975)
Discount on senior term loans	—	(2,000)	—	—	—	(2,000)
Borrowings of revolving credit loans	—	9,444	—	—	—	9,444
Repayments of revolving credit loans	—	(21,444)	—	—	—	(21,444)
Payment of additional acquisition consideration	—	(12,490)	—	—	—	(12,490)
Principal payments under capitalized lease obligations	—	(30)	—	—	—	(30)
Borrowings of senior notes	—	50,000	—	—	—	50,000
Premium on senior notes	—	4,625	—	—	—	4,625
Financing fees, net	—	(1,372)	—	—	—	(1,372)

Net cash (used for) provided by financing activities	—	53,758	—	—	—	53,758

Effect of exchange rate changes on cash	—	—	—	(256)	—	(256)

Net (decrease) increase in cash and cash equivalents	—	3,686	(572)	1,328	—	4,442
Cash and cash equivalents at beginning of period	1	5,166	1,119	1,299	—	7,585

Cash and cash equivalents at end of period	$1	$8,852	$547	$2,627	$—	$12,027

Financial Statement Schedule:

Schedule II - VALUATION ACCOUNTS

(dollars in thousands)

	Deducted From Assets in Balance Sheet
	Allowance for Doubtful Accounts		Allowance for Obsolete/ Excess Inventory

Ending Balance - December 31, 2010	520		11,010

Additions charged to cost and expense	81		395
Deductions from Merger Transaction	—		(2,279)
Deductions from acquired company	98		(193)

Deductions due to:
Others	(58	)(A)	(1,527	)(A)

Ending Balance - December 31, 2011	641		7,406

Additions charged to cost and expense	643		1,264

Deductions due to:
Others	(179	)(A)	(1,726	)(A)

Ending Balance - December 31, 2012	1,105		6,944

Additions charged to cost and expense	29		2,246
Additions from acquired company	115		3,483
Deductions due to:
Others	(546)		(1,352	)(A)

Ending Balance - December 31, 2013	$703		$11,321

Notes:

(A)	Includes write-off of accounts receivable (net of bad debt recoveries) and inventories.

Item 9 - Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A - Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are those controls and procedures that are designed to ensure that material information relating to The Hillman Companies, Inc. required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this Report (December 31, 2013). We view our internal control over financial reporting as an integral part of our disclosure controls and procedures.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. Pursuant to the rules and regulations of the Commission, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and the dispositions of assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with appropriate authorizations; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (1992 framework). Based on such evaluation, management concluded that internal control over financial reporting was effective as of December 31, 2013. Management’s report on internal control over financial reporting is set forth above under the heading, “Report of Management on Internal Control Over Financial Reporting” in Item 8 of this annual report on Form 10-K.

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

Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act of 1934, as amended, that occurred during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B - Other Information.

None.

PART III

Item 10 – Directors, Executive Officers, and Corporate Governance.

The following is a summary of the biographies for at least the last five years of Hillman’s directors and officers. James P. Waters was elected to the Board of Directors effective May 23, 2013.

Directors

Name and Age	Position and Five-year Employment History
Maurice P. Andrien (72)	Mr. Andrien has served as director since September 2001. From 2001 to 2004, Mr. Andrien was Chairman of The Hillman Companies, Inc., Cincinnati, Ohio. From 1999 to 2001, Mr. Andrien was President and Chief Executive Officer of SunSource Inc., the predecessor of Hillman. Mr. Andrien presently serves on the boards of State Industrial Products, Inc. and Finance Scholars Group, Inc. Mr. Andrien previously served as a director of Kaba Holding AG and Cogniscape LLC. Mr. Andrien’s qualifications to sit on our board of directors include his long affiliation with the Company, including his service as President and Chief Executive Officer of SunSource Inc., the predecessor of the Company.

Robert L. Caulk (62)	Mr. Caulk has served as director since May 2010. Mr. Caulk is the Chairman of Hunter Fan Company, a marketer of residential ceiling fans and other home environment products. He was the Chairman and Chief Executive Officer of United Industries Corporation, a manufacturer and marketer of consumer products, from 2001 through 2005 and was its President and Chief Executive Officer from 1999 to 2001. He served as the President and Chief Executive Officer of Spectrum Brands, North America, following its acquisition of United Industries in 2005, until 2006. Mr. Caulk also serves as a director on several corporate and non-profit boards, including Menard, Inc., Maritz, Inc., Water Pik, Inc., Nature’s Variety Inc., where he serves as Vice Chairman, and the St. Louis Academy of Science. Mr. Caulk previously served as chairman of the board of directors of Bushnell, Inc. from 2008 through 2013 and a director of Ascendia Brands, Inc. in 2008, of Polaris Industries, Inc. from 2004 through 2013, and of Sligh Furniture Company from 2000 to 2011. Mr. Caulk was selected to serve on our board of directors due to his extensive management experience.

Max W. Hillman (67)	Mr. Hillman has served as director since September 2001. Prior to retirement from his executive position, effective July 1, 2013, Mr. Hillman was President and Chief Executive Officer and member of the Board of Directors of Hillman and Chief Executive Officer of Hillman Group. From 2000 to 2001, Mr. Hillman was Co-Chief Executive Officer of Hillman Group. Mr. Hillman presently serves on the board of Woodstream Corp., Sunsource Technology Services Inc., and West Chester Holdings, Inc. Mr. Hillman previously served as a director of State

Name and Age	Position and Five-year Employment History
Industrial Products from 2006 to 2011. Mr. Hillman’s qualifications to sit on our board of directors include his former roles as President and Chief Executive Officer of the Company and Co-Chief Executive Officer of Hillman Group, prior to the CHS Merger Transaction.

David Jones (64)	Mr. Jones has served as director since May 2010. Mr. Jones is a Senior Advisor to the investment funds managed by Oak Hill Capital Management, LLC, providing consulting services to various portfolio companies since February 2008. Between 1996 and 2007, Mr. Jones was Chairman and Chief Executive Officer of Spectrum Brands, Inc. (formerly Rayovac Corporation). From 1996 to 1998, he also served Rayovac as President. After Mr. Jones was no longer an executive officer of Spectrum Brands, it filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in March 2009 and exited from bankruptcy proceedings in August 2009. From 1995 to 1996, Mr. Jones was Chief Operating Officer, Chief Executive Officer, and Chairman of the Board of Directors of Thermoscan, Inc. From 1989 to 1994, he served as President and Chief Executive Officer of The Regina Company. Mr. Jones also served as a director of Simmons Bedding Company from 2000 to 2010, as a director of Spectrum Brands from 1996 to 2007, and as a director of Tyson Foods, Inc. from 1999 to 2005. He currently serves as a director of Pentair, Inc., Dave & Buster’s Holdings, Inc., and Earth Fare, Inc. Mr. Jones was selected to serve on our board of directors due to his extensive management experience.

Alan Lacy (60)	Mr. Lacy has served as director since May 2010. Mr. Lacy is a Senior Advisor to the investment funds managed by Oak Hill Capital Management, LLC, providing consulting services to various portfolio companies since July 2007. Mr. Lacy is the former Vice Chairman and Chief Executive Officer of Sears Holdings Corporation, which formed as a result of the merger of Sears, Roebuck and Co. and Kmart Holding Corporation. He served as Vice Chairman from 2005 through 2006 and as Chief Executive Officer from March 2005 through September 2005. He previously served Sears, Roebuck and Co. as Chairman of the Board from December 2000 and as President and Chief Executive Officer from October 2000. Mr. Lacy was the Chairman of the Board of Sears Canada, Inc. from 2000 through 2006. Mr. Lacy has been a director of Bristol-Myers Squibb Company since 2008, a Trustee of Fidelity Funds since 2008, and served as a director of The Western Union Company from 2006 to 2011. He also currently serves as a director of Dave & Buster’s Holdings, Inc. and Earth Fare, Inc. Mr. Lacy was selected to serve on our board of directors due to his extensive management experience.

Name and Age	Position and Five-year Employment History
Kevin Mailender (36)	Mr. Mailender has served as director since May 2010. Mr. Mailender has been a Partner of Oak Hill Capital Management, LLC since 2013 and previously was a Principal of Oak Hill Capital Management between 2008 and 2013 and a Vice President of Oak Hill Capital Management between 2004 and 2008. Mr. Mailender currently serves as a director of Dave & Buster’s Holdings, Inc. and Earth Fare, Inc. Mr. Mailender was selected to serve on our board of directors due to his financial, investment, and business experience.

James P. Waters (52)	Mr. Waters has served as a director since May 2013. Effective as of Mr. Hillman’s retirement on July 1, 2013, Mr. Waters was appointed Chief Executive Officer of Hillman and Hillman Group. From 2011 to 2013, Mr. Waters was Executive Vice President and Chief Operating Officer of Hillman and Hillman Group. From 2001 to 2011, Mr. Waters was Chief Financial Officer and Secretary of Hillman and Vice President, Chief Financial Officer, and Secretary of Hillman Group. Mr. Waters has been with the Company since 1999. Mr. Waters presently serves on the board of Apollo Retail Services. Mr. Waters’s qualifications to sit on our board of directors include his role as Chief Executive Officer of Hillman and Hillman Group.

Tyler Wolfram (47)	Mr. Wolfram has served as director since May 2010. Mr. Wolfram has been a Managing Partner of Oak Hill Capital Management, LLC since 2013 and previously was a Partner of Oak Hill Capital Management between 2001 and 2013. Mr. Wolfram is a member of Oak Hill Management’s Executive Committee and Investment Committee. Mr. Wolfram served on the board of directors of Duane Reade Holdings, Inc. from 2004 until 2010 and on the board of directors of NSA International, Inc. from 2006 until 2013 and currently serves as a director of Dave & Buster’s Holdings, Inc., and Earth Fare, Inc. Mr. Wolfram serves as the Chairman of our board of directors due to his financial, investment, and business experience.

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

Risk Oversight and Board Structure

The board of directors executes its oversight responsibility for risk management with the assistance of its audit committee and compensation committee. The audit committee oversees the Company’s risk management activities, generally, and is charged with reviewing and discussing with management the Company’s major risk exposures and the steps management has taken to monitor, control, and manage these exposures. The audit committee’s meeting agendas include discussions of individual risk areas throughout the year, as well as an annual summary of the risk management process, including the Company’s risk assessment and risk management guidelines. The compensation committee oversees the Company’s compensation policies generally to determine whether they create risks that are reasonably likely to have a material adverse effect on the Company. The audit committee and compensation committee report the results of their oversight activities to the board of directors.

The compensation committee has conducted a comprehensive review of the Company’s compensation structure from the perspective of enterprise risk management and the design and operation of its executive and employee compensation plans, policies, and arrangements generally, including the performance objectives and target levels used in connection with our annual performance-based bonuses and stock option awards. The compensation committee has concluded that there are no risks arising from the Company’s compensation policies and practices for its employees that are reasonably likely to have a material adverse effect on the Company. Our compensation program as a whole does not encourage or incentivize our executives or other employees to take unnecessary and excessive risks or engage in other activities and behavior that threaten the value of the Company or the investments of its shareholders, as evidenced by the following design features that we believe mitigate risk taking:

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

Stock Options

Executives and other employees of the Company are also eligible to receive stock options to acquire Holdco common stock under the OHCP HM Acquisition Corp. 2010 Stock Option Plan (the “Option Plan”). The Option Plan is administered by the Holdco board of directors. In fiscal years 2013, 2012, and 2010, the Holdco board of directors granted a total of 7,875, 7,025, and 25,725 options, respectively, to members of executive management. These option grants included options subject to service-vesting (in equal annual installments over a five-year period) and options subject to vesting based on annual performance during a five-year period for options granted in 2012 and 2010 and over a four-year period for options granted in 2013, with possible acceleration upon a change of control. Since the vesting is staggered and in some cases tied directly to long-term performance, employees should not be incentivized to achieve only short-term increases in stock price.

Code of Ethics

The Company has adopted a code of business conduct and ethics which applies to its directors, senior officers, including its Chief Executive Officer and its Chief Financial Officer, as well as every employee of the Company. The Company’s code of business conduct and ethics can be accessed via its website at www.hillmangroup.com. Information contained or linked on our website is not incorporated by reference into this annual report and should not be considered a part of this annual report. The Company will disclose amendments to or waivers from a provision of the code of business conduct and ethics on Form 8-K.

The executive officers of the Company (including the executive officers of The Hillman Group, Inc. and The Hillman Group Canada ULC, wholly-owned indirect subsidiaries of the Company) are set forth below:

Executive Officers

Name and Age	Position with the Company; Five-year Employment History
James P. Waters (52)	Chief Executive Officer of The Hillman Companies, Inc. and The Hillman Group, Inc. See page 100 for five-year employment history.

Anthony A. Vasconcellos (49)	Chief Financial Officer and Treasurer of The Hillman Companies, Inc. and The Hillman Group, Inc. since October 2011. From October 2011 to May 2012, Mr. Vasconcellos also served as Secretary of The Hillman Companies, Inc. and The Hillman Group, Inc. From July 2010 through January 2011, Mr. Vasconcellos was a consultant with Vasco Company. From September 1998 to April 2010, Mr. Vasconcellos served as Chief Financial Officer, and from 2005 also as Executive Vice President, of Townsquare Media, Inc. (formerly known as Regent Communications, Inc.).

Richard C. Paulin (59)	President of The Hillman Group Canada ULC since February 2013. From May 1990 to February 2013, Mr. Paulin served as President and Director of H. Paulin & Co., Limited.

Jeffrey Jonsohn (65)	Vice President of Operations of The Hillman Group Canada ULC since February 2013. From May 1996 to February 2013, Mr. Jonsohn served as Vice President of Operations of H. Paulin & Co., Limited.

Robert J. Lackman (57)	Executive Vice President of Global Operations of The Hillman Group, Inc. since August 2013. From November 2010 to August 2013, Mr. Lackman served as Senior Vice President of Operations for The Hillman Group, Inc. Prior to joining Hillman in November 2010, Mr. Lackman was employed by Duro Bag Manufacturing Co., where he served as Executive Vice President of Purchasing and Supply Chain from November 2008. From January 2007 to October 2008, he served as Vice President of Purchasing and Supply Chain of Broder Bros., Co. Prior to 2007, he held the position of Director of Procurement, Global Importing & Supply Chain of Xpedx.

Max W. Hillman (67)	Former President and Chief Executive Officer of The Hillman Companies, Inc., Former Chief Executive Officer of The Hillman Group, Inc. Mr. Hillman retired effective July 1, 2013. See pages 98-99 for five-year employment history.

All executive officers hold office at the pleasure of the board of directors.

Item 11 - Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis provides an overview and analysis of our compensation programs, the compensation decisions we have made under these programs, and the factors we considered in making these decisions with respect to the compensation earned by the following individuals, who as determined under the rules of the SEC are collectively referred to herein as our “NEOs” for fiscal year 2013:

•	James P. Waters, Chief Executive Officer and former Executive Vice President and Chief Operating Officer

•	Anthony A. Vasconcellos, Chief Financial Officer and Treasurer

•	Richard C. Paulin, President, The Hillman Group Canada ULC

•	Jeffrey Jonsohn, Vice President of Operations, The Hillman Group Canada ULC

•	Robert J. Lackman, Executive Vice President of Global Operations and former Senior Vice President of Operations, The Hillman Group, Inc.

•	Max W. Hillman, Former Chief Executive Officer and President

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

Compensation packages in 2013 for the Company’s NEOs were comprised of the following elements:

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

The key member of management involved in the compensation process is our Chief Executive Officer (“CEO”), formerly Max W. Hillman and currently James P. Waters. Our CEO presents recommendations for each element of compensation for each NEO, other than himself, to the Compensation Committee, which in turn evaluates these goals and either approves or appropriately revises them and presents them to the Board of Directors for review and approval. On an annual basis, a comprehensive report is provided by the CEO to the Compensation Committee on all of Hillman’s compensation programs.

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

Assessment of Market Data and Use of Compensation Consultants

In establishing the compensation for each NEO, the Compensation Committee considers information about the compensation practices of companies both within and outside our industry and geographic region, and considers evolving compensation trends and practices generally. The Compensation Committee periodically reviews third-party market data published by various organizations such as the Employers Resource Association of Cincinnati, the National Association of Manufacturers, and the Compensation Data Manufacturing and Distribution Survey. The Compensation Committee may review such survey data for market trends and developments, and utilize such data as one factor when making its annual compensation determinations. The Compensation Committee does not typically use market data to establish specific targets for compensation or any particular component of compensation, and does not otherwise numerically benchmark its compensation decisions. Rather, the Compensation Committee may review survey information about the type and amount of compensation paid to executives in similar positions and with similar responsibilities as reported on an aggregate basis for companies with comparable sales volume and number of employees both within and outside its industry and geographic region. The Company did not utilize a compensation consultant during fiscal years 2013, 2012, or 2011.

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

Base salaries are generally effective on January 31 of the applicable year. The rate of annual base salary for each NEO for fiscal years 2013, 2012, and 2011 are set forth below.

Name	2013 Base Salary	2012 Base Salary	2011 Base Salary
James P. Waters(1)	$400,000	$300,000	$300,000
Anthony A. Vasconcellos	$287,000	$280,000	$275,000
Richard C. Paulin(2)	$376,081	$—	$—
Jeffrey Jonsohn(2)	$235,051	$—	$—
Robert J. Lackman(3)	$300,000	$250,000	$240,000
Max W. Hillman	$460,000	$445,000	$445,000

(1)	Mr. Waters’s 2013 annual salary as of January 31, 2013 was $320,000 and was increased to $400,000 effective July 1, 2013 in recognition of his expanded duties in connection with his promotion to Chief Executive Officer. Mr. Waters’s 2011 annual salary as of January 31, 2011 was $270,000 and was increased to $300,000 effective June 19, 2011 in recognition of his expanded duties in connection with his promotion to Executive Vice President and Chief Operating Officer.
(2)	Messrs. Paulin and Jonsohn were hired effective February 19, 2013. Messrs. Paulin’s and Jonsohn’s base salaries were converted from Canadian dollars to U.S. dollars using a December 31, 2013 exchange rate of 1.0636 Canadian dollars per U.S. dollar.
(3)	Mr. Lackman’s 2013 annual salary as of January 31, 2013 was $262,000 and was increased to $300,000 effective August 30, 2013 in recognition of his expanded duties in connection with his promotion to Executive Vice President of Global Operations.

The increase, if any, in base salary for each NEO for a fiscal year reflects each individual’s particular skills, responsibilities, experience, and prior year performance. The fiscal year 2013 base salary amounts were determined as part of the total compensation paid to each NEO and were not considered, by themselves, as fully compensating the NEOs for their service to the Company.

The Company determined that employee base salary compensation for 2013 should generally reflect an average increase of 3% to compensate employees for cost of living increases, subject to adjustments to reflect specific factors relating to individual performance and expectations for the year. As with other elements of NEO compensation, Mr. Hillman made recommendations for base salary adjustments to the Compensation Committee (other than for himself). Mr. Waters received a 6.7% salary increase in 2013 as a result of a significant increase in his oversight responsibility. Mr. Lackman received a 4.8% increase in 2013 because of significant operational improvements of the Company in 2012.

Annual Performance-Based Bonuses

Pursuant to their employment agreements, each NEO is eligible to receive an annual cash bonus under the terms of a performance-based bonus plan. Each employment agreement specifies an annual target and maximum bonus as a percentage of the NEO’s annual base salary, which percentages may be adjusted (but not decreased below those stated in the NEO’s employment agreement) for any particular year in the Company’s discretion. The specific performance criteria and performance goals are established annually by our Compensation Committee in consultation with our CEO (other than with respect to himself) and approved by our Board of Directors. The performance targets are communicated to the NEOs following formal approval by the Compensation Committee and Board of Directors, which is normally around late February. The table below shows the target bonus and maximum bonuses as a percentage of base salary for each NEO for 2013. Generally, the higher the level of responsibility of the NEO within the Company, the greater the percentages of base salary applied for that individual’s target and maximum bonus compensation.

2013 Target and Maximum Bonus

Name	2013 Target Bonus as Percentage of Base Salary	2013 Maximum Bonus as Percentage of Base Salary
James P. Waters(1)	68.4%	136.7%
Anthony A. Vasconcellos	45%	90%
Richard C. Paulin	60%	120%
Jeffrey Jonsohn	40%	80%
Robert J. Lackman	45%	90%
Max W. Hillman	75%	150%

(1)	Mr. Waters’s target and maximum bonus percentages as of January 31, 2013 were 60% and 120%, respectively, and were increased to 75% and 150%, respectively, effective July 1, 2013 in recognition of his expanded duties in connection with his promotion to Chief Executive Officer. The percentages shown in the above chart represent the weighted average of his original and revised target and maximum percentages.

For 2013, each NEO’s annual bonus was determined based on actual performance in several categories of pre-established performance criteria as further described below. If actual results for each performance category equal the specified target performance level, the total 2013 bonus is the target bonus shown above. If actual results for each performance category equal or exceed the specified maximum performance level, the total 2013 bonus is the maximum bonus shown above. As described below, for some performance criteria, a portion of the target bonus may be payable if actual results for that category are less than the target performance level but are at least equal to a specified threshold level of performance.

The table below shows the performance criteria for fiscal year 2013 selected for each NEO and the relative weight of total target and maximum bonus assigned to each component.

2013 Performance Criteria and Relative Weight

Name	EBITDA	EBITDA Canada	PMOs
James P. Waters	80%	—	20%
Anthony A. Vasconcellos	70%	—	30%
Richard C. Paulin	35%	35%	30%
Jeffrey Jonsohn	35%	35%	30%
Robert J. Lackman	70%	—	30%
Max W. Hillman	80%	—	20%

For 2013, the bonus criteria for all NEOs included a Company performance goal measured by earnings before interest, taxes, depreciation, and amortization (“EBITDA”), as adjusted for other items included in the calculation of the fair value of the Company common stock. The 2013 bonus criteria for Messrs. Paulin and Jonsohn included EBITDA for the Paulin Canada, Paulin U.S., and Hillman Canada operations.

The remaining criteria for each NEO consisted of personal management objectives (“PMOs”) based on the attainment of special project or division-based goals. Messrs. Hillman, Waters, Vasconcellos, and Lackman had two PMOs for 2013, which were weighted equally for Messrs. Hillman, Waters, and Lackman and were weighted 67% and 33% for Mr. Vasconcellos. Messrs. Paulin and Jonsohn had one PMO for 2013. Messrs. Hillman, Waters, Vasconcellos, and Paulin had PMOs for the operations and revenue integration of the Paulin acquisition.

Messrs. Hillman, Waters, and Vasconcellos had PMOs for Company-wide gross sales margin (“GM”) (as a percentage). Messrs. Jonsohn and Lackman were eligible for bonuses based on the operations integration of the Paulin acquisition. Mr. Lackman’s remaining bonus criterion related to GM percentage, excluding the engraving and All Points divisions.

The 2013 bonus payments were determined based on actual results as compared to specified goals for each performance category. With respect to EBITDA and EBITDA Canada, actual 2013 results were compared to specified quantitative threshold, target, and maximum performance goals. Actual performance in fiscal year 2013 for EBITDA was just below the target performance goal. Actual performance in fiscal year 2013 for EBITDA Canada was $12.43 million (converted from Canadian dollars to U.S. dollars using a December 31, 2013 exchange rate of 1.0636 Canadian dollars per U.S. dollar), just below the threshold performance goal, but the Compensation Committee determined that actual performance should be set at $12.66 million (converted from Canadian dollars to U.S. dollars using a December 31, 2013 exchange rate of 1.0636 Canadian dollars per U.S. dollar) and the payout should be set at 50% of the target performance goal because the shortfall was driven by the underperformance of operations over which Messrs. Paulin and Jonsohn had no oversight for the entire year. The table below summarizes the threshold, target, and maximum goals and actual performance for fiscal year 2013 for EBITDA and EBITDA Canada.

	2013 Performance Goals ($ in millions)			2013 Actual
Performance Category	Threshold	Target	Maximum	Results
EBITDA	$123.00	$130.43	$137.00	$128.88
EBITDA Canada(1)	$12.50	$13.17	$13.82	$12.66

(1)	The threshold, target, and maximum goals and actual performance for EBITDA Canada were converted from Canadian dollars to U.S. dollars using a December 31, 2013 exchange rate of 1.0636 Canadian dollars per U.S. dollar.

The determination of the amount of 2013 bonus payable in respect of the quantitative PMOs was based on actual fiscal year 2013 results compared to specified threshold, target, and maximum goals. Messrs. Hillman, Waters, Vasconcellos, and Paulin achieved a maximum payout for the operations and revenue integration of the Paulin acquisition. Messrs. Hillman, Waters, and Vasconcellos achieved just below a target payout for GM percentage. Messrs. Jonsohn and Lackman achieved a maximum payout for the operations integration of the Paulin successful acquisition. Mr. Lackman achieved a target payout on GM percentage, excluding the engraving and All Points divisions.

The table below shows the amount of annual performance bonus earned by each NEO for fiscal year 2013 in each performance category.

2013 Bonus Payments by Criteria

Name	EBITDA	EBITDA Canada	PMOs	Total
James P. Waters	$170,166	—	$66,953	$237,119
Anthony A. Vasconcellos	$78,123	—	$60,961	$139,084
Richard C. Paulin(1)	$59,085	$34,188	$117,213	$210,486
Jeffrey Jonsohn(1)	$24,618	$14,245	$48,840	$87,703
Robert J. Lackman	$74,756	—	$55,613	$130,369
Max W. Hillman	$238,504	—	$93,840	$332,344

(1)	Messrs. Paulin’s and Jonsohn’s bonus payments by criteria were converted from Canadian dollars to U.S. dollars using a December 31, 2013 exchange rate of 1.0636 Canadian dollars per U.S. dollar.

Incentive Bonus

Pursuant to the terms of their employment agreements, Messrs. Paulin and Jonsohn are eligible for additional incentive bonus compensation (the “Incentive Bonus”) of up to $940,203 and $188,041 (converted from Canadian dollars to U.S. dollars using a December 31, 2013 exchange rate of 1.0636 Canadian dollars per U.S. dollar), respectively, payable within ninety (90) days following December 31, 2013 and December 31, 2014 if adjusted EBITDA reaches $14,103,046 for 2013 and $15,043,249 for 2014 (converted from Canadian dollars to U.S. dollars using a December 31, 2013 exchange rate of 1.0636 Canadian dollars per U.S. dollar). Based on actual attainment of adjusted EBITDA of $13,605,679 (converted from Canadian dollars to U.S. dollars using a December 31, 2013 exchange rate of 1.0636 Canadian dollars per U.S. dollar), the Compensation Committee determined that the Incentive Bonus amounts payable to Messrs. Paulin and Jonsohn for the year ended December 31, 2013 were $857,333 and $171,467 (converted from Canadian dollars to U.S. dollars using a December 31, 2013 exchange rate of 1.0636 Canadian dollars per U.S. dollar), respectively.

Long-Term Compensation Elements

All equity awards are granted under our Option Plan, which is designed to align the interests of our stockholders and executive officers by increasing the proprietary interest of our executive officers in our growth and success to advance our interests by attracting and retaining key employees, and motivating such executives to act in our long-term best interests. We grant equity awards to promote the success and enhance the value of the Company by providing participants with an incentive for outstanding performance. Equity-based awards also provide the Company with the flexibility to motivate, attract, and retain the services of employees upon whose judgment, interest, and special effort the successful conduct of our operation is largely dependent. Messrs. Paulin and Jonsohn were granted 2,625 and 1,575 stock options, respectively, on February 21, 2013 in accordance with the terms of their employment agreements. Mr. Lackman was granted 525 stock options on February 21, 2013 and 200 stock options on August 30, 2013 in connection with his promotion to Executive Vice President of Global Operations. Mr. Waters was granted 1,375 stock options on July 1, 2013 in connection with his promotion to Chief Executive Officer. No other NEO was granted any stock options or other equity compensation awards in 2013.

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

Employee Benefit Plans and Perquisites

Executives are eligible to participate in the same health and benefit plans generally available to all full-time employees, including health, dental, vision, term life, and disability insurance. All executives are entitled to four weeks (five weeks for Messrs. Paulin and Jonsohn) of paid vacation. In addition, the NEOs (except for Messrs. Paulin and Jonsohn) are eligible to participate in the Company’s Defined Contribution Plan

(401(k) Plan) and the Hillman Nonqualified Deferred Compensation Plan, both described below. Messrs. Paulin and Jonsohn receive contributions to a registered retirement plan and they are participants in the OHCP HM Acquisition Corp. Deferred Stock Unit Plan U.S. for Senior Officers described below.

Defined Contribution Plan

The Company’s NEOs (except for Messrs. Paulin and Jonsohn) and most other full-time employees are covered under a 401(k) retirement savings plan (the “Defined Contribution Plan”) which permits employees to make tax-deferred contributions and provides for a matching contribution of 50% of each dollar contributed by the employee up to 6% of the employee’s compensation. In addition, the Defined Contribution Plan provides a discretionary annual contribution in amounts authorized by the Board of Directors, subject to the terms and conditions of the plan.

Nonqualified Deferred Compensation Plan

All NEOs (except for Messrs. Paulin and Jonsohn) and certain other senior managers are eligible to participate in the Hillman Nonqualified Deferred Compensation Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan allows eligible employees to defer up to 25% of salary and commissions and up to 100% of bonuses. The Company contributes a matching contribution of 25% on the first $10,000 of employee deferrals.

Registered Retirement Plan

Messrs. Paulin’s and Jonsohn’s employment agreements provide that The Hillman Group Canada ULC shall make an annual contribution of $21,596 (converted from Canadian dollars to U.S. dollars using a December 31, 2013 exchange rate of 1.0636 Canadian dollars per U.S. dollar) to a registered retirement plan (the “Registered Retirement Plan”). The required annual contribution to the Registered Retirement Plan shall increase, as necessary, to match the maximum annual limit permitted by the Canada Revenue Agency in effect from time to time.

Deferred Stock Unit Plan

Messrs. Paulin’s and Jonsohn’s employment agreements provide that any Incentive Bonus earned shall be paid in accordance with the OHCP HM Acquisition Corp. Deferred Stock Unit Plan U.S. for Senior Officers (the “DSU Plan”). The DSU Plan permits an eligible executive to elect to have a short-term incentive award to be paid in the form of deferred stock units, which are bookkeeping entries equivalent in value to one share of OHCP HM Acquisition Corp. common stock. The number of deferred stock units to be credited to a DSU Plan participant’s account shall be determined by dividing the amount of the Participant’s short-term incentive award to be deferred into deferred stock units by the Fair Market Value (as defined in the Option Plan) of a share of common stock on December 31st of the calendar year in which occurred the end of the performance period to which the short-term incentive award applies. Deferred stock units are redeemable and the value thereof payable upon the termination of employment or death of DSU Plan participant.

Perquisites

All NEOs are entitled to reimbursement for the reasonable expenses of leasing or buying a car up to $700 per month ($1,050 per month for Mr. Hillman (prior to his retirement) and Mr. Waters (after his promotion) and $987 for Mr. Paulin and $846 for Mr. Jonsohn). Prior to his retirement, Mr. Hillman received up to $500 per month as reimbursement for membership dues at country clubs, which he used in part for business development purposes. Commencing with his promotion, Mr. Waters receives up to $500 per month as reimbursement for membership dues at country clubs, which he uses in part for business development purposes. Mr. Paulin receives up to $940 (converted from Canadian dollars to U.S. dollars using a December 31, 2013 exchange rate of 1.0636 Canadian dollars per U.S. dollar) per month as reimbursement for membership dues at country clubs, which he uses in part for business development purposes.

Miscellaneous

The Company does not have any equity or security ownership guidelines for executives, including the NEOs. The Company considers the accounting and tax treatment of particular forms of compensation awarded to NEOs as part of its overall review of compensation, but does not structure its compensation practices to comply with specific accounting or tax treatment.

Compensation Committee Report

The Compensation Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 for filing with the Securities and Exchange Commission.

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

Summary Compensation Table

The following table sets forth compensation that the Company’s principal executive officer, principal financial officer, and each of the next three highest paid executive officers of the Company (collectively, the “NEOs”) earned during the years ended December 31, 2013, December 31, 2012, and December 31, 2011 in each executive capacity in which each NEO served. Mr. Hillman served as both an officer (until his retirement effective July 1, 2013) and director but did not receive any compensation with respect to his role as a director until after his retirement effective July 1, 2013. Mr. Waters served as both an officer and director (upon his election to the Board of Directors effective May 23, 2013) but did not receive any compensation with respect to his role as a director.

Name and Principal Position	Year	Salary (1) ($)	Bonus (2) ($)	Option Awards (3) ($)	Non-Equity Incentive Plan Compensation (4) ($)	Nonqualified Deferred Compensation Earnings (5) ($)	All Other Compensation (6) ($)	Total ($)
James P. Waters(7)	2013	354,615	—	—	237,119	—	17,484	609,218
CEO	2012	300,000	—	—	201,114	—	10,933	512,047
The Hillman Companies, Inc.	2011	286,000	100,000	—	67,251	—	9,896	463,147

Anthony A. Vasconcellos(8)	2013	286,192	—	—	139,084	—	12,655	437,931
CFO and Treasurer	2012	279,423	—	—	143,208	—	14,233	436,864
The Hillman Companies, Inc.	2011	56,058	25,000	—	—	—	2,500	83,558

Richard C. Paulin(9)(10)	2013	325,593	—	—	1,067,819	—	45,865	1,439,277
President
The Hillman Group Canada ULC

Jeffrey Jonsohn(9)(10)	2013	203,496	—	—	259,170	—	33,742	496,408
VP of Operations
The Hillman Group Canada ULC

Robert J. Lackman(11)	2013	271,723	—	—	130,369	—	17,840	419,932
Executive VP of Global Operations	2012	248,846	—	—	115,608	—	17,841	382,295
The Hillman Group, Inc.	2010	239,423	—	—	39,249	—	16,922	295,594

Max W. Hillman(12)	2013	247,731	—	—	332,344	—	30,180	610,255
Former President and CEO	2012	445,000	—	—	309,127	—	21,122	775,249
The Hillman Companies, Inc.	2011	443,846	—	—	43,388	—	13,718	500,952

(1)	Represents base salary paid including any deferral of salary into the Defined Contribution Plan and the Deferred Compensation Plan. Base salary adjustments are generally effective January 31 of each fiscal year. Mr. Waters’s base salary was increased to $270,000 on January 31, 2011, $300,000 effective June 19, 2011 in recognition of his expanded duties in connection with his promotion to Executive Vice President and Chief Operating Officer, $320,000 on January 31, 2013, and $400,000 effective July 1, 2013 in recognition of his expanded duties in connection with his promotion to Chief Executive Officer. Mr. Lackman’s base salary was increased to $262,000 on January 31, 2013 and was increased to $300,000 effective August 30, 2013 in recognition of his expanded duties in connection with his promotion to Executive Vice President of Global Operations.
(2)	Mr. Waters received a discretionary bonus payment of $100,000 in 2011 in recognition of his extraordinary service in connection with the acquisition and integration of TagWorks. Mr. Vasconcellos joined the Company on October 5, 2011 and received a fixed bonus of $25,000 in lieu of a performance-based bonus.
(3)	The amount included in the “Option Awards” column represents the grant date fair value of options calculated in accordance with FASB ASC Topic 718 (which is $0). See Note 14, Stock-Based Compensation, to the accompanying consolidated financial statements for details.

(4)	Represents earned bonus for services rendered in each year based on achievement of performance goals under the performance-based bonus arrangements. The Incentive Bonus payments to Messrs. Paulin and Jonsohn are payable in the form of deferred stock units under the DSU Plan.
(5)	There were no above market earnings in the Deferred Compensation Plan for the NEOs.
(6)	All other compensation consists of matching contributions to the Defined Contribution Plan and the Deferred Compensation Plan and contributions to the Registered Retirement Plan, as shown in the chart below. In addition, this includes car allowance for each NEO, country club dues (for Messrs. Waters, Paulin, and Hillman), reimbursements of expenses in connection with the Company’s Annual Awards Program retreat (for Messrs. Waters and Hillman), and payment of disability insurance premiums (for Messrs. Paulin and Jonsohn).

NEO	Matching Contribution to Hillman Retirement Savings and 401(k) Plan ($)	Matching Contribution to Non- Qualified Deferred Compensation Plan ($)	Contribution to Registered Retirement Plan (13) ($)
James P. Waters	8,774	2,500	—
Anthony A. Vasconcellos	7,770	2,500	—
Richard C. Paulin	—	—	21,596
Jeffrey Jonsohn	—	—	21,596
Robert J. Lackman	6,940	2,500	—
Max W. Hillman	11,799	2,500	—

(7)	Mr. Waters served as Chief Financial Officer and Secretary until June 19, 2011 and as Executive Vice President and Chief Operating Officer until July 1, 2013.
(8)	Mr. Vasconcellos was hired as Chief Financial Officer, Treasurer, and Secretary effective October 5, 2011 and served as Secretary until May 10, 2012.
(9)	Messrs. Paulin and Jonsohn were hired effective February 19, 2013.
(10)	All amounts for Messrs. Paulin and Jonsohn were converted from Canadian dollars to U.S. dollars using a December 31, 2013 exchange rate of 1.0636 Canadian dollars per U.S. dollar.
(11)	Mr. Lackman served as Senior Vice President of Operations until August 30, 2013.
(12)	Mr. Hillman retired effective July 1, 2013.
(13)	Converted from Canadian dollars to U.S. dollars using a December 31, 2013 exchange rate of 1.0636 Canadian dollars per U.S. dollar.

Grants of Plan-Based Awards Table for Fiscal Year 2013

The table below summarizes the non-equity incentive awards granted to NEOs in 2013.

Name	Grant Date	Threshold ($)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)		All Other Option Awards; Number of Securities Underlying Options (#) (2)	Exercise Price of Option Awards ($)	Grant Date Fair Value of Option Awards ($) (3)
			Target ($)	Maximum ($)
James P. Waters	—	—	246,148	492,296	—	—	—
	7/1/13				1,375	1,533	—
Anthony A. Vasconcellos	—	—	129,150	258,300	—	—	—

Richard C. Paulin	—	—	195,355	390,711	—	—	—
		470,102	705,152	940,203	—	—	—
	2/21/13				2,625	1,153	—
Jeffrey Jonsohn	—	—	81,398	162,796	—	—	—
		94,020	141,030	188,041	—	—	—
	2/21/13				1,575	1,153	—

Robert J. Lackman	—	—	123,584	247,168	—	—	—
	2/21/13				525	1,153	—
	8/30/13				200	1,533	—

Max W. Hillman	—	—	345,000	690,000	—	—	—

(1)	The amounts in this table reflect the 2013 performance-based bonus awards that each NEO was eligible to receive pursuant to the terms of his employment agreement and the Company’s 2013 performance bonus plan. Each NEO’s overall target and maximum performance-based bonus for 2013 was determined as a percentage of base salary. There is no single threshold level of bonus payment under the 2013 annual bonus plan. In addition, for Messrs. Paulin and Jonsohn, it also includes the threshold, target, and maximum amounts payable under their Incentive Bonus awards for 2013. See the description of Annual Performance Bonus and Incentive Bonus in the CD&A for a description of the specific performance components and more detail regarding the determination of actual 2013 annual performance bonus and Incentive Bonus payments. All dollar amounts for Messrs. Paulin and Jonsohn were converted from Canadian dollars to U.S. dollars using a December 31, 2013 exchange rate of 1.0636 Canadian dollars per U.S. dollar.
(2)	Represents grants of options pursuant to the Option Plan to Mr. Waters on July 1, 2013, Messrs. Paulin and Jonsohn on February 21, 2013, and Mr. Lackman on February 21, 2013 and August 30, 2013.
(3)	The amount included in the “Option Awards” column represents the grant date fair value of options calculated in accordance with FASB ASC Topic 718 (which is $0). See Note 14, Stock-Based Compensation, to the accompanying consolidated financial statements for details.

Outstanding Equity Awards at 2013 Fiscal Year-End

The following table sets forth the number of unexercised options held by the NEOs at December 31, 2013. No stock awards were outstanding at the end of fiscal year 2013.

Option Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Option (#)	Option Exercise Price ($)	Option Expiration Date
James P. Waters	1,050	350	1,225	1,000	11/23/2020
	114	458	803	1,533	7/1/2023
Anthony A. Vasconcellos	613	460	1,227	1,000	2/17/2022
Richard C. Paulin	218	875	1,532	1,153	2/21/2023
Jeffrey Jonsohn	131	525	919	1,153	2/21/2023
Robert J. Lackman	630	210	735	1,000	11/23/2020
	43	175	307	1,153	2/21/2023
	16	67	117	1,533	8/30/2023
Max W. Hillman	1,680	560	1,960	1,000	11/23/2020

All stock options reported in the table above are options to acquire Holdco common stock granted under the Option Plan in 2010, except for Messrs. Waters and Lackman who were granted stock options in 2010 and 2013, Mr. Vasconcellos who was granted stock options in 2012, and Messrs. Paulin and Jonsohn who were granted stock options in 2013. Pursuant to each NEO’s stock option award agreement, these options were divided into three equal vesting tranches.

The first tranche is a service-based award which vests 20% annually until fully vested on the fifth anniversary of May 28, 2010 for the stock options granted in 2010; October 5, 2011 for Mr. Vasconcellos; February 21, 2013 for Messrs. Paulin and Jonsohn; February 21, 2013 and August 30, 2013, respectively, for the stock options granted to Mr. Lackman in 2013; and July 1, 2013 for the stock options granted to Mr. Waters in 2013, subject to the optionee’s continued employment with Hillman on each such vesting date. The first three installments of that tranche of the stock options granted in 2010 vested on May 28, 2011, May 28, 2012, and May 28, 2013 and the first two installments of that tranche of the stock options granted to Mr. Vasconcellos vested on October 5, 2012 and October 5, 2013.

The second tranche is performance-based and vests (i) 20% on December 31, 2010 for the stock options granted in 2010 and on December 31, 2012 for Mr. Vasconcellos and (ii) 25% on December 31, 2013 for the stock options granted to Messrs. Waters, Paulin, Jonsohn, and Lackman in 2013, and on each anniversary thereafter subject to both the optionee’s continued employment with the Company on each such vesting date and the Company’s achievement of the applicable Adjusted EBITDA performance goal determined by the Compensation Committee. The performance-based option targets are cumulative, such that if a portion of the performance-based options fails to vest because the applicable annual Adjusted EBITDA performance goal is not achieved, such portion of the options will vest as of the performance measurement date for a later period if the cumulative Adjusted EBITDA performance goal is met in such later period.

On February 21, 2013, the Compensation Committee determined that one-half of the performance-based options for 2010 vested while the other half remained available for vesting in 2013 (which vesting occurred on December 31, 2013). The Compensation Committee determined that no performance-based options for 2011 vested but that such options remain available for vesting in 2015. The Compensation Committee determined that the performance-based options for 2012 fully vested. The Compensation Committee also revised the annual and cumulative Adjusted EBITDA performance goals for 2013 through 2016.

Fiscal Year	Annual Performance Goal	Cumulative Performance Goal
2013	$125,900,000 of Adjusted EBITDA	$125,900,000 of Adjusted EBITDA

2014	$140,300,000 of Adjusted EBITDA	$266,200,000 of Adjusted EBITDA

2015	$149,500,000 of Adjusted EBITDA	$415,700,000 of Adjusted EBITDA

2016	$158,500,000 of Adjusted EBITDA	$574,200,000 of Adjusted EBITDA

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

For purposes of these stock option awards, “OH IRR” means the discount rate (compounded annually) that causes (i) the present value as of May 28, 2010 of all amounts actually received by Oak Hill Capital Partners III, L.P., Oak Hill Capital Management Partners III, L.P., related Oak Hill partnerships, and their respective limited partners and affiliates in respect of their shares of Holdco common stock to equal (ii) the present value as of May 28, 2010 of all investments in Holdco made by such Oak Hill investors.

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

Option Exercises and Stock Vested During Fiscal Year 2013

No NEO exercised any stock options during the year ended December 31, 2013 and there were no other stock-based awards outstanding or eligible for vesting during fiscal year 2013.

Nonqualified Deferred Compensation for Fiscal Year 2013

The following table sets forth activity in the Deferred Compensation Plan for the NEOs for the year ended December 31, 2013:

Name	Executive Contributions ($) (1)	Company Matching Contributions ($) (2)	Aggregate Earnings ($) (3)	Aggregate Withdrawal/ Distributions ($)	Aggregate Balance at 12/31/13 ($) (4)
James P. Waters	98,176	2,500	14,924	40,650	320,952
Anthony A. Vasconcellos	11,448	2,500	4,321	—	46,278

Richard C. Paulin	857,333	—	—	—	857,333

Jeffrey Jonsohn	171,467	—	—	—	171,467

Robert J. Lackman	13,586	2,500	7,931	16,752	39,005

Max W. Hillman	107,859	2,500	111,218	—	2,535,852

(1)	The amounts in this column represent the deferral of base salary and annual performance bonuses (and for Messrs. Paulin and Jonsohn represent credits as of December 31, 2013, of their Incentive Bonus payments in the form of deferred stock units under the DSU Plan). These amounts are also included in the Summary Compensation Table in the Salary or Non-Equity Incentive Plan Compensation columns, as appropriate.
(2)	The amounts in this column are also included in the Summary Compensation Table in the All Other Compensation column.
(3)	Earnings in the Deferred Compensation Plan are not required to be included the Summary Compensation Table.
(4)	Amounts reported in this column for each NEO include amounts previously reported in the Company’s Summary Compensation Table in previous years when earned if that officer’s compensation was required to be disclosed in a previous year. Amounts previously reported in such years include previously earned, but deferred, salary and bonus and Company matching contributions. This total reflects the cumulative value of each NEO’s deferrals, matching contributions, and investment experience.

All executives (other than Messrs. Paulin and Jonsohn) and certain senior managers are eligible to participate in the Deferred Compensation Plan. The Deferred Compensation Plan allows eligible employees to defer up to 25% of salary and commissions and up to 100% of bonuses. A separate account is maintained for each participant in the Deferred Compensation Plan, reflecting hypothetical contributions, earnings, expenses, and gains or losses. The plan is “unfunded” for tax purposes – those are notional accounts and not held in trust. The Company contributes a matching contribution of 25% on the first $10,000 of salary and bonus deferrals. A participant vests in the Company matching contributions 20% each year, over five years. Participants in the Deferred Compensation Plan can choose to invest amounts deferred and the matching company contributions in a variety of mutual fund investments, consisting of bonds, stocks, and short-term investments as well as blended funds. The account balances are thus subject to investment returns and will change over time depending on market performance. A participant is entitled to receive his or her account balance upon termination of employment or the date or dates selected by the participant on his or her enrollment forms. If a participant dies or experiences a total and permanent disability before terminating employment and before commencement of payments, the entire value of the participant’s account shall be paid at the time selected by the participant in his or her enrollment forms.

The available investment choices are the same as the primary investment choices available under the Defined Contribution Plan, which are as follows (with 2013 annual rates of return indicated for each):

American Beacon Large Cap Value Fund Investor Class (34.46%)	Spartan 500 Index Fund Fidelity Advantage Class (32.33%)	Vanguard Target Retirement 2030 Fund (20.49%)

Artisan Mid Cap Value Fund (35.80%)	T. Rowe Price Dividend Growth Fund (30.35%)	Vanguard Target Retirement 2035 Fund (22.82%)

ASTON/Fairpointe Mid Cap N Fund (44.49%)	T. Rowe Price Mid-Cap Growth Advantage (36.56%)	Vanguard Target Retirement 2040 Fund (24.37%)

Baron Small Cap Fund (37.77%)	Fidelity Freedom 2040 Fund (21.05%)	Vanguard Target Retirement 2045 Fund (24.37%)

Columbia Small Cap Index Z Fund (40.97%)	Fidelity Freedom 2045 Fund (21.60%)	Vanguard Target Retirement 2050 Fund (24.34%)

Columbia Acorn International Z Fund (22.33%)	Fidelity Freedom 2055 Fund (22.71%)	Vanguard Target Retirement 2055 Fund (24.33%)

Dreyfus MidCap Index Fund (32.86%)	Vanguard Target Retirement Income Fund (5.87%)	PIMCO Real Return Fund Institutional (-9.05%)

Fidelity Contrafund (34.15%)	Vanguard Target Retirement 2010 Fund (9.10%)	PIMCO Total Return Institutional (-1.92%)

Fidelity International Discovery Fund (24.94%)	Vanguard Target Retirement 2015 Fund (13.00%)	Spartan US Bond Index Fund Advantage (-2.24%)

Perkins Small Cap Value Fund Class T (29.66%)	Vanguard Target Retirement 2020 Fund (15.85%)	Fidelity Retirement Money Market (0.01%)

Royce Pennsylvania Mutual Service Fund (34.77%)	Vanguard Target Retirement 2025 Fund (18.14%)

Messrs. Paulin’s and Jonsohn’s employment agreements provide that any Incentive Bonus earned shall be paid in accordance with the DSU Plan.

Potential Payments Upon Termination or Change in Control

Severance Payments and Benefits under Employment Agreements

The Company has an employment agreement in effect with Messrs. Waters, Vasconcellos, Paulin, Jonsohn, and Lackman and a separation agreement with Mr. Hillman, effective July 1, 2013. The employment agreements provide for an initial term of three years beginning May 28, 2010 for Mr. Waters, October 5, 2011 for Mr. Vasconcellos, February 19, 2013 for Messrs. Paulin and Jonsohn, and November 1, 2010 for Mr. Lackman and automatically renew for successive one-year terms thereafter unless either the Company or the executive provides notice of non-renewal. The Company’s non-renewal notice must be provided 180 days in advance for Mr. Waters and 90 days in advance for Messrs. Vasconcellos, Paulin, Jonsohn, and Lackman. Each executive’s non-renewal notice must be provided 180 days in advance except for Messrs. Paulin and Jonsohn, which must be provided 90 days in advance. The employment agreement with each NEO provides for specified payments and benefits in connection with a termination of employment.

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

For all NEOs with effective employment agreements, severance payments and benefits are conditioned upon the execution by the executive of a release of claims against the Company and his continued compliance with the restrictive covenants contained in the employment agreement. The employment agreements require the executive not to disclose at any time confidential information of the Company or of any third party to which the Company has a duty of confidentiality and to assign to the Company all intellectual property developed during employment. Pursuant to their employment agreements, the executives are also required during employment and for one year thereafter not to compete with the Company. Messrs. Waters, Vasconcellos, and Lackman are required not to solicit the employees, customers, or business relations of the Company or make disparaging statements about the Company during employment and for two years thereafter. Messrs. Paulin and Johnson are subject to the same non-solicitation and non-disparagement requirements during employment and for one year thereafter. For Mr. Waters, the post-employment non-compete period is extended to two years following termination of employment by reason of termination by the Company without cause or resignation with good reason. For each NEO, non-renewal by the Company is treated the same as a termination by the Company without cause. The terms of Mr. Hillman’s restrictive covenants as contained in his separation agreement are described below.

James Waters

For Mr. Waters, in the event of termination of employment by reason of termination by the Company without cause, resignation with good reason, or due to non-renewal by the Company, the executive would be entitled to (i) continued payments of base salary for a period of two years following termination, (ii) an amount equal to 50% of the greater of (a) the average of the annual bonuses for the preceding three years or (b) the most recent bonus paid to him prior to termination (whichever is greater, the “Termination Bonus Amount”), paid in the year following termination, (iii) a prorated portion of his annual bonus, if any, for the year in which termination occurs, payable when bonus payments for such year are made to other senior executives, and (iv) Company-paid continuation of health benefits coverage for 12 months and life and disability benefits coverage for six months.

In the event of a termination by the Company without cause, resignation with good reason, or due to non-renewal by the Company within 90 days following a change in control (as defined below), Mr. Waters would be entitled to (i) a lump sum payment equal to the sum of one year of his then current rate of base salary plus 50% of the Termination Bonus Amount, payable within 30 days of termination, (ii) a prorated portion of his annual bonus, if any, for the year in which termination occurs, payable when bonus payments for such year are made to other senior executives, and (iii) beginning on the first anniversary of the termination date, payments of his base salary (as of the termination date) for a period of one year.

Anthony Vasconcellos and Robert Lackman

For Mr. Vasconcellos, in the event of termination during the initial term by reason of termination by the Company without cause, resignation with good reason, or due to non-renewal by the Company, the executive would be entitled to (i) continued payments of base salary for a period of one year following termination, (ii) the Termination Bonus Amount, payable when bonus payments for such year are made to other senior executives, (iii) a prorated portion of his annual bonus for the year in which termination occurs, payable when bonus payments for such year are made to other senior executives, and (iv) Company-paid continuation of health benefits coverage for 12 months and life and disability benefits coverage for six months.

For Mr. Lackman or, in the event of termination of Mr. Vasconcellos’s employment after the initial term due to termination by the Company without cause, resignation with good reason, or due to non-renewal by the Company, the executive would receive the same severance payments and benefits described in the preceding paragraph except that he would be entitled to only 50% of the Termination Bonus Amount.

In the event of termination by the Company without cause, resignation with good reason, or due to non-renewal by the Company within 90 days following a change in control, the executive would be entitled to (i) a lump sum payment equal to the sum of one year of his then current rate of base salary plus the Termination Bonus Amount (or 50% of the Termination Bonus Amount if the termination occurs after the initial term), payable within 30 days of termination of employment and (ii) a prorated portion of his annual bonus for the year in which termination occurs, payable when bonus payments for such year are made to other senior executives.

Richard Paulin and Jeffrey Jonsohn

For Messrs. Paulin and Jonsohn, in the event of termination during the initial term by reason of termination by the Company without cause, resignation with good reason, or due to non-renewal by the Company, the executive would be entitled to (i) continued payments of base salary for a period of two years following termination, (ii) the Termination Bonus Amount (which, for clarity, does not include any Incentive Bonus), payable when bonus payments for such year are made to other senior executives, (iii) a prorated portion of his annual performance bonus for the year in which termination occurs, payable when bonus payments for such year are made to other senior executives, (iv) a prorated portion of his Incentive Bonus (if the termination occurs prior to December 31, 2014), and (v) continuation of health benefits coverage for 24 months, provided the executive continues to pay his share of the premiums.

In the event of termination of employment after the initial term due to termination by the Company without cause, resignation with good reason, or due to non-renewal by the Company, the executive would receive the same severance payments and benefits described in the preceding paragraph except that he would be entitled to only 50% of the Termination Bonus Amount.

In the event of termination by the Company without cause, resignation with good reason, or due to non-renewal by the Company within 90 days following a change in control, the executive would be entitled to (i) a lump sum payment equal to the sum of two years of his then current rate of base salary plus the Termination Bonus Amount (or 50% of the Termination Bonus Amount if the termination occurs after the initial term), payable within 30 days of termination of employment, (ii) a prorated portion of his annual performance bonus for the year in which termination occurs, payable when bonus payments for such year are made to other senior executives, and (iii) a prorated portion of his Incentive Bonus (if the termination occurs prior to December 31, 2014).

For purposes of the employment agreements, “cause” generally means (i) willful failure to substantially perform duties under the employment agreement, other than due to disability, (ii) willful act which constitutes gross misconduct or fraud and which is injurious to the Company, (iii) conviction of, or plea of guilty or no contest, to a felony for Messrs. Waters, Vasconcellos, and Lackman, or conviction on any charge involving moral turpitude for Messrs. Paulin and Jonsohn, (iv) material breach of confidentiality, non-compete, or non-solicitation agreements with the Company which is not cured within 10 days after written notice from the Company, or (v) for Messrs. Paulin and Jonsohn, any act or omission which would in law permit an employer to, without notice or payment in lieu of notice, terminate the employment of an employee.

“Good reason” is defined generally as (i) any material diminution in the executive’s position, authority, or duties with the Company, (ii) the Company reassigning the executive to work at a location that is more than 75 miles from the executive’s current work location, (iii) any amendment to the Company’s bylaws which results in a material and adverse change to the officer and director indemnification provisions contained therein, or (iv) a material breach of the compensation, benefits, term, and severance provisions of the employment agreement by the Company which is not cured within 10 days following written notice from the executive. The Company has a 10-day period to cure all circumstances otherwise constituting good reason.

For purposes of the employment agreements, “change in control” generally means any transaction or series of transactions pursuant to which any person(s) or a group of related persons in the aggregate acquire(s) (i) capital stock of Hillman possessing the voting power (other than voting rights accruing only in the event of a default, breach, or event of noncompliance) to elect a majority of the board of Hillman or (ii) all or substantially all of Hillman’s assets determined on a consolidated basis, excluding, for Messrs. Waters, Vasconcellos and Lackman, an initial public offering and provided that such change in control constitutes a change in control for purposes of Section 409A of the Code. For Messrs. Paulin and Jonsohn, a change in control shall include a “public offering,” which generally means an underwritten initial public offering and sale, registered under the Securities Act, of shares of The Hillman Company’s common stock.

Max Hillman

We entered into a separation and consulting agreement (the “Separation Agreement”) with Mr. Hillman on May 28, 2013 and effective on July 1, 2013 (the “Termination Date”) providing six months continued base salary, beginning on the Termination Date, followed by $50,000 per annum for the remaining two years of his 30-month consulting period and continuation of health benefits during the consulting period. In addition, Mr. Hillman agreed to remain on the Board of Directors and receive an annual Board fee of $50,000 until such time as otherwise requested by OHCP HM Acquisition Corp. or as mutually agreed upon between Mr. Hillman and OHCP HM Acquisition Corp.

In consideration for Mr. Hillman’s continued compliance with the restrictive covenants of his employment agreement, dated as of December 21, 2008, as amended by letter on May 28, 2010 and by the Separation Agreement, he would be entitled to the following payments and benefits: (i) the opportunity to receive the 2013 fiscal year performance bonus award, as a lump sum at the same time as bonuses are generally paid to other executives in respect of the 2013 fiscal year, which has been determined to be $332,344; (ii) payment in respect of any accrued but unused vacation for the 2013 fiscal year on the Termination Date; (iii) reimbursement of expenses incurred in the course of and for the purpose of employment that have been submitted prior to, and are unpaid as of, the Termination Date, within thirty (30) days following the Termination Date; (iv) with respect to the options to acquire 4,200 shares of OHCP common stock, of which options with respect to 1,260 shares will have vested as of the Termination Date, the opportunity to vest in additional options as follows: (A) an additional 280 Service Options will vest May 30, 2014 and an additional 280 Service Options will vest May 28, 2015, subject to continued service through those dates; (B) a portion of Mr. Hillman’s Performance Options, including the unearned portion of the 2010 fiscal year installment (140 Performance Options) and the entire portion of the 2013 fiscal year installment (280 Performance Options) will be eligible for vesting based on the achievement of the annual EBITDA targets for the 2013 fiscal year (which vesting occurred on December 31, 2013); (C) if a Change of Control occurs within 12 months following the Termination Date, (x) 50% of Mr. Hillman’s Outcome-Based Options will vest if OH IRR equals or exceeds 15%; and (y) an additional 50% of Mr. Hillman’s Outcome-Based Options will vest if OH IRR equals or exceeds 17.5%; and (D) subject to continued service through the end of the Consulting Period or, if earlier, through the date of a Change of Control, then, if a Change in Control occurs following the 12-month anniversary of the Termination Date, up to 840 shares of Mr. Hillman’s Outcome-Based Options will be eligible to vest (i.e., 420 shares of the Outcome-Based Options vest if OH IRR equals or exceeds 15% and an additional 420 vest if OH IRR equals or exceeds 17.5%); and (v) payment of Mr. Hillman’s car allowance and club membership reimbursement shall be discontinued as of the Termination Date. Mr. Hillman’s entitlement to consulting payments will also be subject to his execution of an irrevocable release in a form reasonably acceptable to the Company.

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

Estimated Payments Upon Termination of Employment or Change in Control

The table below shows the severance payments and benefits that each NEO (except Mr. Hillman) would receive upon (1) death, disability, or non-renewal by executive, (2) termination without cause, resignation with good reason, or non-renewal by the Company, (3) termination without cause, resignation with good reason, or non-renewal by the Company within 90 days of a change in control or (4) a change in control, regardless of termination. The amounts are calculated as if the date of termination (and change in control where applicable) were December 31, 2013. For purposes of the table, the cost of continuing health care, life, and disability insurance coverage is based on the current Company cost for the level of such coverage elected by the executive.

Name	Death, Disability, or non-renewal by Executive ($)	Termination without cause, resignation with good reason, or non-renewal by the Company ($)	Termination without cause, resignation with good reason, or non-renewal by the Company within 90 days of a change in control ($)	Change in Control (regardless of termination) (1) ($)
James P. Waters	237,119	1,060,001	2,370,252	1,310,251

Anthony A. Vasconcellos	139,084	581,301	1,760,514	1,179,213

Richard C. Paulin(2)	210,486	1,823,430	3,137,652	1,314,222

Jeffrey Jonsohn(2)	87,703	729,584	1,518,008	788,424

Robert J. Lackman	130,369	474,123	1,428,394	954,271

(1)	Represents the cash-out value of unvested options as of December 31, 2013, at the fair market value of the Company’s common stock ($1,699) less the exercise price assuming that the IRR thresholds were met or exceeded. Note that, in the absence of an actual transaction, it is not possible to determine whether the thresholds would in fact actually be met.
(2)	All amounts for Messrs. Paulin and Jonsohn were converted from Canadian dollars to U.S. dollars using a December 31, 2013 exchange rate of 1.0636 Canadian dollars per U.S. dollar.

Director Compensation for Fiscal Year 2013

The following table sets forth compensation earned by the Company’s directors who are not also employees of the Company during the year ended December 31, 2013.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	Total ($)
Tyler Wolfram (1)	0	—	—	0
Kevin Mailender (1)	0	—	—	0
Maurice P. Andrien, Jr. (2)	56,000	—	—	56,000
Robert Caulk (2)	81,000	—	—	81,000
David Jones (2)	75,000	—	—	75,000
Alan Lacy (2)	50,000	—	—	50,000
Max W. Hillman (2)(3)	0	—	—	0

(1)	Messrs. Wolfram and Mailender are employed and compensated by Oak Hill Capital Management, LLC and were not compensated for their services on the Board during the year ended December 31, 2013.
(2)	Messrs. Andrien, Lacy, and Hillman are each entitled to receive an annual Board fee of $50,000. Messrs. Caulk and Jones are each entitled to an annual Board fee of $75,000. Additionally, Messrs. Andrien and Caulk are each entitled to receive $6,000 annually as compensation for serving on the Audit Committee.
(3)	Mr. Hillman was an employee of the Company until his retirement effective July 1, 2013. Following his retirement, Mr. Hillman accrued director fees of $25,000 during 2013, but such fees were not paid until 2014.
(4)	No options were awarded to directors during 2013. As of December 31, 2013, Mr. Hillman had 4,200 unexercised options, Mr. Jones had 3,436 unexercised options, Mr. Lacy had 1,718 unexercised options, Mr. Caulk had 860 unexercised options, and Mr. Andrien had 600 unexercised options.

Directors do not receive any perquisites or other personal benefits from the Company.

Item 12 - Security Ownership of Certain Beneficial Owners and Management.

All of the outstanding shares of capital stock of Hillman Group are owned by Hillman Investment Company, all of whose shares are owned by The Hillman Companies, Inc. All of the outstanding shares of capital stock of The Hillman Companies, Inc. are owned by OHCP HM Acquisition Corp. (“Holdco”). All of the shares of capital stock of Holdco are owned by Oak Hill Capital Partners III, L.P., Oak Hill Capital Management Partners III, L.P., and officers, directors, and employees of the Company. The following table sets forth information as of the close of business on December 31, 2013 as to the share ownership of Holdco by the directors, executive officers, and holders of 5% or more of the shares of Holdco.

	Shares Beneficially Owned
Name and Address of Beneficial Owners(1)	Number	Percentage(%)(2)
Oak Hill Capital Partners III, L.P. (3)	242,190	78.2
OHCP III HC COI, L.P. (3)	44,600	14.4
Oak Hill Capital Management Partners III, L.P. (3)	7,954	2.6
Maurice P. Andrien	150		*
Robert L. Caulk	150		*
Max W. Hillman (4)	3,680	1.2
David A. Jones	1,000		*
Alan J. Lacy	500		*
Kevin M. Mailender	—	—
Tyler J. Wolfram	—	—
James P. Waters (5)	2,464		*
Anthony A. Vasconcellos (6)	613		*
Richard C. Paulin (7)	739		*
Jeffrey Jonsohn (8)	305		*
Robert J. Lackman (9)	689		*
All Directors and Executive Officers as a Group (12 persons)	10,290	3.3

*	Less than 1%
(1)	Unless otherwise noted, the business address of each beneficial owner is c/o The Hillman Group, Inc., 10590 Hamilton Avenue, Cincinnati, Ohio 45231-1764.
(2)	Based on 309,747 shares outstanding as of December 31, 2013.
(3)	The business address of Oak Hill Capital Partners III, L.P., OHCP III HC COI, L.P., and Oak Hill Capital Management Partners III, L.P. (collectively, the “Oak Hill Partnerships”) is 65 East 55th Street, 32nd Floor, New York, New York 10022. OHCP MGP III, Ltd. is the sole general partner of OHCP MGP Partners III, L.P., which is the sole general partner of OHCP GenPar III, L.P., which is the sole general partner of each of the Oak Hill Partnerships. OHCP MGP III, Ltd. exercises voting and dispositive control over the shares held by each of the Oak Hill Partnerships. Investment and voting decisions with regard to the shares of Holdco’s common stock owned by the Oak Hill Partnerships is made by the board of directors of OHCP MGP III, Ltd. The members of the board are J. Taylor Crandall, Steven B. Gruber, and Denis J. Nayden. Each of these individuals disclaims beneficial ownership of the shares owned by the Oak Hill Partnerships.
(4)	Includes 2,000 shares held by Max William Hillman 2012 Spousal GST Trust and 1,680 vested Holdco stock options.
(5)	Includes 1,164 vested Holdco stock options.
(6)	Includes 613 vested Holdco stock options.
(7)	Includes 218 vested Holdco stock options.
(8)	Includes 131 vested Holdco stock options.
(9)	Includes 689 vested Holdco stock options.

Item 13 - Certain Relationships and Related Transactions.

The company has recorded management fee charges and expenses from OHCP of $77,233, $155,424, and $110,436 for the years ended December 31, 2013, 2012, and 2011, respectively.

Gregory Mann and Gabrielle Mann are employed by the All Points subsidiary of Hillman. All Points leases an industrial warehouse and office facility from companies under the control of the Manns (the “Mann Lease”). The Company engaged a real estate broker to ensure the terms of the Mann Lease were at market. The transaction was approved by the Company’s Board of Directors. The Company has recorded rental expense for the lease of this facility on an arm’s length basis. The rental expense for the lease of this facility was $311,339 for each of the years ended December 31, 2013, 2012, and 2011.

In connection with the Paulin Acquisition, the Company entered into three leases for five properties containing industrial warehouse, manufacturing plant, and office facilities on February 19, 2013. The owners of the properties under one lease are relatives of Richard Paulin, who is employed by The Hillman Group Canada ULC, and the owner of the properties under the other two leases is a company which is owned by Richard Paulin and certain of his relatives. The Company has recorded rental expense for the three leases on an arm’s length basis. The rental expense for the three leases was $687,331 for the year ended December 31, 2013.

The Company’s Code of Business Conduct and Ethics addresses the approval of related party transactions including transactions between the Company and our officers, directors, and employees. The Company does not allow officers, directors, and employees to give preferences in business dealings based upon personal financial considerations. Officers, directors, and employees are also not permitted to own financial interest in or hold any employment or managerial position with a competing firm or one that seeks to do or does business with the Company without prior approval of the Board of Directors of the Company. In addition, the Company’s code prohibits officers, directors and employees from receiving or giving loans, gifts, or benefits to any supplier, customer, or competitor unless specifically permitted in the Company’s code. Such expenditures or gifts must be reported to, and approved by a supervisor. Compliance review and reporting procedures for violations of the Company rules are also listed in the ethics code.

Item 14 - Principal Accounting Fees and Services.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of the Company’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings. The aggregate fees of KPMG LLP for the 2013 audit were approximately $755,000 and the 2012 audit fees were approximately $502,000.

Audit Related Fees

Audit related fees are fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not under “Audit Fees.”

In 2012, KPMG LLP billed the Company approximately $8,500 in connection with its audit of The Hillman Group, Inc. Retirement Savings & Profit Sharing Plan financial statements for the year ended December 31, 2011, and approximately $425,000 for due diligence work in connection with the acquisition of Paulin.

Tax Fees

Tax fees consist of fees billed for professional services for tax compliance, tax advice, and tax planning. There were no tax fees billed by KPMG LLP in 2013 or 2012.

All Other Fees

No other services were rendered by KPMG LLP for 2013 or 2012.

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by KPMG LLP on a case-by-case basis, and any pre-approval is detailed as to the particular service or category of service and is generally subject to a specific budget. These services may include audit services, audit related services, tax services, and other related services. KPMG LLP and the Company’s management are required to periodically report to the Audit Committee regarding the extent of services provided by KPMG LLP in accordance with this pre-approval policy, and the fees for the services performed to date. In accordance with its policies and procedures, the Audit Committee pre-approved 100% of the audit and non-audit services performed by KPMG LLP for the years ended December 31, 2013 and 2012.

PART IV

Item 15 - Exhibits and Financial Statement Schedules.

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

2.1	Arrangement Agreement, dated December 17, 2012, by and between The Hillman Companies, Inc. and H. Paulin & Co., Limited. (17) (Exhibit 2.1)

3.1	Second Amended and Restated By-Laws of The Hillman Companies, Inc. (effective as of May 23, 2013). (21) (Exhibit 3.1)

3.2	Second Amended and Restated Certificate of Incorporation of The Hillman Companies, Inc. as of May 28, 2010. (6) (Exhibit 3.1)

3.3	Certificate of Incorporation of The Hillman Group, Inc., as amended. (8) (Exhibit 3.1)

3.4	By-Laws of The Hillman Group, Inc. (8) (Exhibit 3.2)

3.5	Certificate of Incorporation of Hillman Investment Company, as amended. (8) (Exhibit 3.5)

3.6	By-Laws of Hillman Investment Company. (8) (Exhibit 3.6)

3.7	Certificate of Incorporation of SunSub C Inc., as amended. (8) (Exhibit 3.7)

3.8	By-Laws of SunSub C Inc. (8) (Exhibit 3.8)

3.9	Articles of Incorporation of All Points Industries, Inc. (8) (Exhibit 3.9)

3.10	By-Laws of All Points Industries, Inc. (8) (Exhibit 3.10)

3.11	Amended and Restated Certificate of Incorporation of Hillman Investment Company. (11) (Exhibit 3.5)

3.12	Certificate of Formation of Hillman Group GP1, LLC. (20) (Exhibit 3.15)

3.13	Limited Liability Company Agreement of Hillman Group GP1, LLC. (20) (Exhibit 3.16)

3.14	Certificate of Formation of Hillman Group GP2, LLC. (20) (Exhibit 3.17)

3.15	Limited Liability Company Agreement of Hillman Group GP2, LLC. (20) (Exhibit 3.18)

3.16	Certificate of Incorporation of Paulin Industries Inc. (20) (Exhibit 3.19)

3.17	By-Laws of Paulin Industries Inc. (20) (Exhibit 3.20)

4.1	Amended and Restated Declaration of Trust. (1) (Exhibit 4.1)

4.2	Indenture between The Hillman Companies, Inc. and the Bank of New York. (1) (Exhibit 4.2)

4.3	Preferred Securities Guarantee. (1) (Exhibit 4.3)

4.4	Rights Agreement between The Hillman Companies, Inc. and the Registrar and Transfer Company. (1) (Exhibit 10.5)

4.5	Amendment No. 1 to the Rights Agreement dated June 18, 2001. (2) (Exhibit 4.6)

4.6	Amendment No. 2 to the Rights Agreement dated February 14, 2004. (2) (Exhibit 4.7)

4.7	Indenture governing the Permanent 10.875% Senior Notes due 2018, dated May 28, 2010, by and among The Hillman Group, Inc., each of the Guarantors party thereto and Wells Fargo Bank, National Association, as trustee. (7) (Exhibit 4.1)

4.8	First Supplemental Indenture governing the Permanent 10.875% Senior Notes due 2018, dated December 29, 2010, by and among The Hillman Group, Inc., the Guarantors party thereto and Wells Fargo Bank, National Association, as trustee. (9) (Exhibit 4.12)

4.9	Second Supplemental Indenture governing the Permanent 10.875% Senior Notes due 2018, dated April 1, 2011, by and among The Hillman Group, Inc., the Guarantors party thereto and Wells Fargo Bank, National Association, as trustee. (10) (Exhibit 4.2)

4.10	Indenture governing the Temporary 10.875% Senior Notes due 2018, dated December 21, 2012, by and among The Hillman Group, Inc., each of the Guarantors party thereto and Wells Fargo Bank, National Association, as trustee. (18) (Exhibit 4.1)

4.11	Registration Rights Agreement, dated December 21, 2012, by and among The Hillman Group, Inc., the Guarantors listed on Schedule I thereto and Barclays Capital Inc. (18) (Exhibit 4.2)

4.12	First Supplemental Indenture governing the Temporary 10.875% Senior Notes due 2018, dated as of February 5, 2013, by and among Hillman Group GP1, LLC, Hillman Group GP2, LLC, The Hillman Group, Inc., the other Guarantors party thereto and Wells Fargo Bank, National Association, as trustee. (20) (Exhibit 4.17)

4.13	Third Supplemental Indenture governing the Permanent 10.875% Senior Notes due 2018, dated as of February 5, 2013, by and among Hillman Group GP1, LLC, Hillman Group GP2, LLC, The Hillman Group, Inc., the other Guarantors party thereto and Wells Fargo Bank, National Association, as trustee. (20) (Exhibit 4.18)

4.14	Fourth Supplemental Indenture governing the Permanent 10.875% Senior Notes due 2018, dated as of February 19, 2013, by and among Paulin Industries Inc., The Hillman Group, Inc., the other Guarantors party thereto and Wells Fargo Bank, National Association, as trustee. (20) (Exhibit 4.19)

10.1	The Hillman Companies, Inc. Nonqualified Deferred Compensation Plan (amended and restated). (3) (Exhibit 10.1)

10.2	First Amendment to The Hillman Companies, Inc. Nonqualified Deferred Compensation Plan. (3) (Exhibit 10.2)

10.3	Supply Agreement dated January 5, 2006 between The SteelWorks Corporation and The Hillman Group, Inc. (4) (Exhibit 10.2)

10.4	Amended and Restated Employment Agreement by and between The Hillman Group, Inc. and Max W. Hillman dated December 21, 2008. (5) (Exhibit 10.30)

10.5	Credit Agreement, dated as of May 28, 2010, among OHCP HM Acquisition Corp. OHCP HM Merger Sub Corp., The Hillman Companies, Inc., Hillman Investment Company, The Hillman Group, Inc., the lenders from time to time party hereto, Barclays Bank PLC, as Administrative Agent, Issuing Lender and Swingline Lender, Barclays Capital and Morgan Stanley Senior Funding, Inc., as Joint Lead Arrangers and Syndication Agents, Barclays Capital, Morgan Stanley Senior Funding, Inc. and GE Capital Markets, Inc. as Joint Bookrunners and General Electric Capital Corporation, as Documentation Agent. (7) (Exhibit 10.1)

10.6	Borrower Assumption Agreement, dated as of June 1, 2010, among The Hillman Companies, Inc., The Hillman Group, Inc. and Barclays Bank plc, as Administrative and Collateral Agent. (7) (Exhibit 10.2)

10.7	Executive Letter Agreement, dated as of April 21, 2010, between The Hillman Group, Inc. and Max W. Hillman, Jr. (14) (Exhibit 10.5)

10.8	Executive Letter Agreement, dated as of April 21, 2010, between The Hillman Group, Inc. and James P. Waters. (7) (Exhibit 10.7)

10.9	OHCP HM Acquisition Corp. 2010 Stock Option Plan, adopted as of May 28, 2010. (12) (Exhibit 10.1)

10.10	Form of Option Award Agreement – Max Hillman and Richard Hillman. (12) (Exhibit 10.2)

10.11	Form of Option Award Agreement – All Recipients. (12) (Exhibit 10.3)

10.12	Amendment No. 1 to Credit Agreement, dated as of December 22, 2010, among The Hillman Companies, Inc., The Hillman Group, Inc., OHCP HM Merger Sub Corp., certain subsidiaries of OHCP HM Merger Sub Corp. and Barlcays Bank PLC, as Administrative Agent. (10) (Exhibit 10.1)

10.13	Development Alliance Agreement, dated as of March 10, 2011, by and among KeyWorks-KeyExpress, LLC, The Hillman Group, Inc and the persons identified as Members on the signature pages thereto. (12) (Exhibit 10.5)

10.14	Employment Agreement, dated as of October 11, 2011 and effective as of October 5, 2011, by and between The Hillman Group, Inc. and Anthony A. Vasconcellos. (13) (Exhibit 10.37)

10.15	Amendment No. 2 to Credit Agreement, dated as of April 18, 2011, among OHCP HM Acquisition Corp., The Hillman Companies, Inc., The Hillman Group, Inc., the Lenders (as defined in the Credit Agreement), Barclays Bank PLC, as Administrative Agent and, for purposes of Section 6 and 7 thereof, certain subsidiaries of OHCP HM Acquisition Corp., as Guarantors. (10) (Exhibit 10.3)

10.16	Joinder Agreement, dated as of November 4, 2011, by and among Barclays Bank PLC, as a New Lender, The Hillman Companies, Inc., The Hillman Group, Inc., Barclays Bank PLC, as Administrative Agent and, solely for purposes of Sections

17(a) and 17(b) thereof, each other Credit Party party thereto, pursuant to the Credit Agreement, dated as of May 28, 2010 (as amended by Amendment No. 1 to Credit Agreement dated as of December 22, 2010 and Amendment No. 2 to Credit Agreement dated as of April 18, 2011), among OHCP HM Acquisition Corp, The Hillman Companies, Inc. and The Hillman Group, Inc., the banks and other lending institutions from time to time party thereto, and Barclays Bank PLC, as Administrative Agent, Issuing Lender and Swingline Lender. (14) (Exhibit 99.1)

10.17	Form of Employment Agreement, by and between The Hillman Group, Inc. and Robert J. Lackman. (15) (Exhibit 10.50)

10.18	Joinder Agreement, dated as of November 7, 2012, by and among Barclays Bank PLC, as a New Lender, The Hillman Companies, Inc., The Hillman Group, Inc., Barclays Bank PLC, as Administrative Agent and, solely for purposes of Sections 18(a) and 18(b) thereof, each other Credit Party party thereto, pursuant to the Credit Agreement, dated as of May 28, 2010 (as amended by Amendment No. 1 to Credit Agreement dated as of December 22, 2010, and Amendment No. 2 to Credit Agreement dated as of April 18, 2011, as modified by the Joinder Agreement, dated as of November 4, 2011, and as amended by Amendment No. 3 to Credit Agreement, dated as of January 25, 2012, and Amendment No. 4 to Credit Agreement, dated as of February 14, 2013), among OHCP HM Acquisition Corp, The Hillman Companies, Inc. and The Hillman Group, Inc., the banks and other lending institutions from time to time party thereto, and Barclays Bank PLC, as Administrative Agent, Issuing Lender and Swingline Lender. (16) (Exhibit 99.1)

10.19	Purchase Agreement (in relation to $65,000,000 aggregate principal amount of temporary notes and permanent notes), dated as of December 18, 2012, by and between The Hillman Group, Inc. and Barclays Capital Inc., as Initial Purchaser. (18) (Exhibit 10.1)

10.20	Amendment No. 3 to Credit Agreement, dated as of January 25, 2012, among OHCP HM Acquisition Corp., The Hillman Companies, Inc., The Hillman Group, Inc., the Lenders (as defined in the Credit Agreement), Barclays Bank PLC, as Administrative Agent and, for purposes of Section 5 and 6 thereof, certain subsidiaries of OHCP HM Acquisition Corp., as Guarantors. (20) (Exhibit 10.51)

10.21	Amendment No. 4 to Credit Agreement, dated as of February 14, 2013, among OHCP HM Acquisition Corp., The Hillman Companies, Inc., The Hillman Group, Inc., the Lenders (as defined in the Credit Agreement), Barclays Bank PLC, as Administrative Agent and, for purposes of Section 5 and 6 thereof, certain subsidiaries of OHCP HM Acquisition Corp., as Guarantors. (19) (Exhibit 99.1)

10.22	Amended and Restated Employment Agreement by and between The Hillman Group, Inc. and James P. Waters dated May 23, 2013. (21) (Exhibit 10.1)

10.23	Separation Agreement by and among The Hillman Group, Inc., The Hillman Companies, Inc. and Max W. Hillman, Jr. dated May 28, 2013. (21) (Exhibit 10.2)

10.24	Amendment No. 5 to Credit Agreement, dated as of December 19, 2013, among OHCP HM Acquisition Corp., The Hillman Companies, Inc., The Hillman Group, Inc., the Lenders (as defined in the Credit Agreement), Barclays Bank PLC, as Administrative Agent and, for purposes of Section 5 and 6 thereof, certain subsidiaries of OHCP HM Acquisition Corp., as Guarantors. (22) (Exhibit 99.1)

12.1	* Computation of Ratio of Income to Fixed Charges.

21.1	* Subsidiaries. (As of December 31, 2013)

31.1	* Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2	* Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1	* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	** The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 28, 2014, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Comprehensive Loss for the year ended December 31, 2013, the year ended December 31, 2012 and the year ended December 31, 2011, (iii) Consolidated Statements of Cash Flows for the year ended December 31, 2013, the year ended December 31, 2012 and the year ended December 31, 2011, (iv) Consolidated Statement of Stockholders’ Equity for the year ended December 31, 2013, the year ended December 31, 2012 and the year ended December 31, 2011, and (v) Notes to Consolidated Financial Statements.

(1)	Filed as an exhibit to Registration Statement No. 333-44733 on Form S-2.
(2)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2003.
(3)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the Quarter ended September 30, 2004.
(4)	Filed as an exhibit to the Current Report on Form 8-K filed on January 11, 2006.
(5)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2009.
(6)	Filed as an exhibit to the Current Report on Form 8-K filed on June 4, 2010.
(7)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the Quarter ended June 30, 2010.
(8)	Filed as an exhibit to Registration No. 333-170168 on Form S-4.
(9)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2010.
(10)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the Quarter ended March 31, 2011.
(11)	Filed as an exhibit to Registration No. 333-175527 on Form S-4.
(12)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011.
(13)	Filed as an exhibit to Amendment No. 1 to Registration No. 333- 175527 on Form S-4.
(14)	Filed as an exhibit to the Current Report on Form 8-K filed on November 7, 2011.

(15)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2011.
(16)	Filed as an exhibit to the Current Report on Form 8-K filed on November 9, 2012.
(17)	Filed as an exhibit to the Current Report on Form 8-K filed on December 19, 2012.
(18)	Filed as an exhibit to the Current Report on Form 8-K filed on December 24, 2012.
(19)	Filed as an exhibit to the Current Report on Form 8-K filed on February 21, 2013.
(20)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2012.
(21)	Filed as an exhibit to the Current Report on Form 8-K filed on May 30, 2013.
(22)	Filed as an exhibit to the Current Report on Form 8-K filed on December 20, 2013.
*	Filed herewith.
**	This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HILLMAN COMPANIES, INC.

Date: March 28, 2014	By:	/s/ Anthony A. Vasconcellos
Anthony A. Vasconcellos
	Title:	Chief Financial Officer and Duly Authorized Officer of the Registrant (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Capacity	Date

/s/ James P. Waters James P. Waters	Principal Executive Officer and Director	March 28, 2014

/s/ Tyler Wolfram Tyler Wolfram	Chairman and Director	March 28, 2014

/s/ Harold J. Wilder Harold J. Wilder	Principal Accounting Officer	March 28, 2014

/s/ Maurice P. Andrien, Jr. Maurice P. Andrien, Jr.	Director	March 28, 2014

/s/ Robert L. Caulk Robert L. Caulk	Director	March 28, 2014

/s/ Max W. Hillman Max W. Hillman	Director	March 28, 2014

/s/ David Jones David Jones	Director	March 28, 2014

/s/ Alan Lacy Alan Lacy	Director	March 28, 2014

/s/ Kevin Mailender Kevin Mailender	Director	March 28, 2014