Form 10-Q
period 2014-03-31
HILLMAN COMPANIES INC
filed 2014-05-13
CIK 1029831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

On May 13, 2014, 5,000 shares of the Registrant’s common stock were issued and outstanding and 4,217,724 Trust Preferred Securities were issued and outstanding by the Hillman Group Capital Trust. The Trust Preferred Securities trade on the NYSE Amex under symbol HLM.Pr.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(dollars in thousands)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$26,630	$34,969
Restricted investments	227	2,856
Accounts receivable, net	93,908	87,515
Inventories, net	181,748	177,580
Deferred income taxes	10,013	11,096
Other current assets	8,696	9,082

Total current assets	321,222	323,098
Property and equipment, net	94,950	95,818
Goodwill	465,741	466,227
Other intangibles, net	356,069	362,365
Restricted investments	1,561	1,530
Deferred financing fees	9,035	9,798
Investment in trust common securities	3,261	3,261
Other assets	2,263	2,759

Total assets	$1,254,102	$1,264,856

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47,215	$44,369
Current portion of senior term loans	3,968	3,968
Current portion of capitalized lease and other obligations	233	219
Interest payable on junior subordinated debentures	1,019	—
Accrued expenses:
Salaries and wages	6,031	11,864
Pricing allowances	4,867	6,210
Income and other taxes	3,192	3,121
Interest	9,798	2,674
Deferred compensation	227	2,856
Other accrued expenses	9,704	9,031

Total current liabilities	86,254	84,312
Long term senior term loans	376,939	377,641
Long term capitalized lease and other obligations	338	337
Long term senior notes	271,434	271,750
Junior subordinated debentures	114,891	114,941
Deferred compensation	1,561	1,530
Deferred income taxes	115,580	120,060
Other non-current liabilities	15,516	15,391

Total liabilities	982,513	985,962

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(dollars in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY (CONTINUED)	March 31, 2014	December 31, 2013
Common stock with put options:
Common stock, $.01 par, 5,000 shares authorized, 160.9 issued and outstanding at March 31, 2014 and 161.2 issued and outstanding at December 31, 2013	16,975	16,975

Commitments and contingencies (Note 6)
Stockholders’ Equity:
Preferred Stock:
Preferred stock, $.01 par, 5,000 shares authorized, none issued or outstanding at March 31, 2014 and at December 31, 2013	—	—
Common Stock:
Common stock, $.01 par, 5,000 shares authorized, 4,839.1 issued and outstanding at March 31, 2014 and 4,838.8 issued and outstanding at December 31, 2013	—	—
Additional paid-in capital	293,793	292,989
Accumulated deficit	(30,261)	(26,199)
Accumulated other comprehensive loss	(8,918)	(4,871)

Total stockholders’ equity	254,614	261,919

Total liabilities and stockholders’ equity	$1,254,102	$1,264,856

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(dollars in thousands)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Net sales	$154,779	$143,919
Cost of sales (exclusive of depreciation and amortization shown separately below)	79,415	73,646
Selling, general and administrative expenses	55,843	48,369
Acquisition and integration expenses	—	2,029
Depreciation	6,868	5,542
Amortization	5,544	5,446
Other (income) expense	(488)	1,103

Income from operations	7,597	7,784
Interest expense, net	11,545	11,953
Interest expense on junior subordinated debentures	3,152	3,152
Investment income on trust common securities	(95)	(94)

Loss before income taxes	(7,005)	(7,227)
Income tax benefit	(2,943)	(2,642)

Net loss	$(4,062)	$(4,585)

Net loss (from above)	$(4,062)	$(4,585)
Other comprehensive loss:
Foreign currency translation adjustments	(4,047)	(80)

Total other comprehensive loss	(4,047)	(80)

Comprehensive loss	$(8,109)	$(4,665)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(dollars in thousands)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Cash flows from operating activities:
Net loss	$(4,062)	$(4,585)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	12,183	10,988
Dispositions of property and equipment	—	9
Deferred income tax benefit	(2,375)	(2,438)
Deferred financing and original issue discount amortization	693	583
Stock-based compensation expense	508	261
Other non-cash interest and change in value of interest rate swap	—	(207)
Changes in operating items:
Accounts receivable	(7,043)	(13,446)
Inventories	(6,630)	(1,622)
Other assets	4,746	3,921
Accounts payable	3,601	2,841
Interest payable on junior subordinated debentures	1,019	1,019
Other accrued liabilities	1,290	(2,874)
Other items, net	(534)	411

Net cash provided by (used for) operating activities	3,396	(5,139)

Cash flows from investing activities:
Paulin acquisition	—	(103,416)
Capital expenditures	(6,925)	(6,608)

Net cash used for investing activities	(6,925)	(110,024)

Cash flows from financing activities:
Borrowings of senior term loans	—	76,800
Repayments of senior term loans	(992)	(800)
Discount on senior term loans	—	(2,152)
Proceeds from exercise of stock options	474	—
Principal payments under capitalized lease obligations	(41)	(16)
Repayments of other credit obligations	—	(228)

Net cash (used for) provided by financing activities	(559)	73,604

Effect of exchange rate changes on cash	(4,251)	(1,350)
Net decrease in cash and cash equivalents	(8,339)	(42,909)
Cash and cash equivalents at beginning of period	34,969	65,548

Cash and cash equivalents at end of period	$26,630	$22,639

Supplemental schedule of noncash activities:
Fixed assets acquired under capital lease	$56	$150

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(dollars in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2013	$—	$292,989	$(26,199)	$(4,871)	$261,919
Net loss	—	—	(4,062)	—	(4,062)
Exercise of stock options	—	804	—	—	804
Change in cumulative foreign currency translation adjustment	—	—	—	(4,047)	(4,047)

Balance at March 31, 2014	$—	$293,793	$(30,261)	$(8,918)	$254,614

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

The accompanying unaudited condensed consolidated financial statements present information in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. Management believes the financial statements include all normal recurring accrual adjustments necessary for a fair presentation. Operating results for the three month period ended March 31, 2014 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report filed on Form 10-K for the year ended December 31, 2013.

Nature of Operations:

The Company is comprised of five separate business segments, the largest of which is (1) The Hillman Group, Inc. (the “Hillman Group”) operating primarily in the United States. The other business segments consist of separate subsidiaries of Hillman Group operating in (2) Canada under the names The Hillman Group Canada ULC and H. Paulin & Co., (3) Mexico under the name SunSource Integrated Services de Mexico S.A. de C.V., (4) Florida under the name All Points Industries, Inc., and (5) Australia under the name The Hillman Group Australia Pty. Ltd. Hillman Group provides merchandising services and products such as fasteners and related hardware items; threaded rod and metal shapes; keys, key duplication systems, and accessories; builder’s hardware; and identification items, such as tags and letters, numbers, and signs, to retail outlets, primarily hardware stores, home centers, and mass merchants, pet supply stores, grocery stores, and drug stores. The Canada segment also produces fasteners, stampings, fittings, and processes threaded parts for automotive suppliers, industrial Original Equipment Manufacturers (“OEMs”), and industrial distributors. Through our field sales and service organization, Hillman complements our extensive product selection with value-added services for the retailer.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

2.	Summary of Significant Accounting Policies:

The significant accounting policies should be read in conjunction with the significant accounting policies included in the Form 10-K for the year ended December 31, 2013. Policies included herein were updated for activity in the interim period.

Accounts Receivable and Allowance for Doubtful Accounts:

The Company establishes the allowance for doubtful accounts using the specific identification method and also provides a reserve in the aggregate. The estimates for calculating the aggregate reserve are based on historical collection experience. Increases to the allowance for doubtful accounts result in a corresponding expense. The Company writes off individual accounts receivable when collection becomes improbable. The allowance for doubtful accounts was $692 at March 31, 2014 and $703 at December 31, 2013.

Property and Equipment and Accumulated Depreciation:

Property and equipment, including assets acquired under capital leases, are carried at cost and include expenditures for new facilities and major renewals. Maintenance and repairs are charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from their respective accounts, and the resulting gain or loss is reflected in income from operations. The accumulated depreciation was $66,719 at March 31, 2014 and $61,370 at December 31, 2013.

Shipping and Handling:

The costs incurred to ship product to customers, including freight and handling expenses, are included in selling, general, and administrative (“SG&A”) expenses on the Company’s condensed consolidated statements of comprehensive loss. The Company’s shipping and handling costs were $6,333 and $5,614 in the three month periods ended March 31, 2014 and 2013, respectively.

Use of Estimates in the Preparation of Financial Statements:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results may differ from these estimates.

Reclassifications:

Certain amounts in the prior year financial statements were reclassified to conform to the current year’s presentation. These reclassifications had no impact on the prior periods’ net income or shareholders’ equity.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

3.	Recent Accounting Pronouncements:

The Financial Accounting Standards Board, or the FASB, the SEC, and other accounting organizations or governmental entities from time to time issue new pronouncements or new interpretations of existing accounting standards that require changes to our accounting policies and procedures. To date, the Company’s management does not believe any new pronouncements or interpretations have had a material impact on our consolidated results of operations or financial condition, but future pronouncements or interpretations could require the change of policies or procedures.

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

The following table indicates the unaudited pro-forma financial statements of the Company for the three months ended March 31, 2014 and 2013. The pro-forma financial statements give effect to the acquisition of Paulin as if it had occurred on January 1, 2013:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Net Sales	$154,779	$159,849
Net Loss	(4,062)	(5,050)

The pro-forma results are based on assumptions that the Company believes are reasonable under the circumstances. The pro-forma results are not necessarily indicative of the operating results that would have occurred if the acquisition had been effective January 1, 2013, nor are they intended to be indicative of results that may occur in the future. The underlying pro-forma information includes the historical results of the Company and Paulin, the Company’s financing arrangements related to the Paulin Acquisition, and certain purchase accounting adjustments.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

5.	Goodwill and Other Intangible Assets:

Goodwill represents the excess purchase cost over the fair value of net assets of companies acquired in business combinations. Goodwill is an indefinite lived asset and is assessed for impairment at least annually or more frequently if a triggering event occurs. If the carrying amount of a reporting unit is greater than the fair value, impairment may be present. ASC 350 permits an entity to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before applying the two-step goodwill impairment model. If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. No impairment charges were recorded by the Company in the first quarter of 2014 or in the first quarter of 2013.

Goodwill amounts by reporting unit are summarized as follows:

	Goodwill at December 31, 2013	Acquisitions	Dispositions	Other (1)	Goodwill at March 31, 2014
United States, excluding All Points	$446,382	$—	$—	$—	$446,382
All Points	58	—	—	—	58
Canada	12,785	—	—	(494)	12,291
Mexico	7,002	—	—	8	7,010
Australia	—	—	—	—	—

Total	$466,227	$—	$—	$(486)	$465,741

(1)	These amounts relate to adjustments resulting from fluctuations in foreign currency exchange rates.

Definite-lived intangible assets are amortized over their useful lives and are subject to impairment testing. The values assigned to intangible assets were determined through independent appraisal. Other intangibles, net, as of March 31, 2014 and December 31, 2013 consist of the following:

	Estimated Useful Life (Years)	March 31, 2014	December 31, 2013
Customer relationships	20	$340,939	$341,500
Trademarks - All Others	Indefinite	53,862	54,082
Trademarks - TagWorks	5	240	240
Patents	5-20	20,250	20,250
Quick Tag license	6	11,500	11,500
Laser Key license	5	1,250	1,250
KeyWorks license	10	4,100	4,100
Non-compete agreements	5-10	4,450	4,450

Intangible assets, gross		436,591	437,372
Less: Accumulated amortization		80,522	75,007

Other intangibles, net		$356,069	$362,365

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

5.	Goodwill and Other Intangible Assets (continued):

The amortization expense for amortizable intangible assets was $5,544 and $5,446 for the three month periods ended March 31, 2014 and 2013, respectively. The amortization expense for amortizable assets for the year ended December 31, 2014 is estimated to be $22,172. For the years ended December 31, 2015, 2016, 2017, 2018, and 2019, the amortization expense for amortizable assets is estimated to be $21,511, $19,580, $18,726, $18,726, and $18,726, respectively.

6.	Commitments and Contingencies:

The Company self-insures our product liability, automotive, workers’ compensation, and general liability losses up to $250 per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences in excess of $250 up to $40,000. The two risk areas involving the most significant accounting estimates are workers’ compensation and automotive liability. Actuarial valuations performed by the Company’s outside risk insurance expert were used by the Company’s management to form the basis for workers’ compensation and automotive liability loss reserves. The actuary contemplated the Company’s specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes the liability of approximately $1,931 recorded for such risk insurance reserves is adequate as of March 31, 2014.

As of March 31, 2014, the Company has provided certain vendors and insurers letters of credit aggregating $3,633 related to our product purchases and insurance coverage of product liability, workers’ compensation, and general liability.

The Company self-insures our group health claims up to an annual stop loss limit of $200 per participant. Aggregate coverage is maintained for annual group health insurance claims in excess of 125% of expected claims. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves. Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claim data and certain actuarial assumptions. The Company believes the liability of approximately $2,192 recorded for such group health insurance reserves is adequate as of March 31, 2014.

On October 1, 2013, the Company filed a complaint against Minute Key Inc., a manufacturer of fully-automatic, self-service key duplication kiosks, in the United States District Court for the Southern District of Ohio (Western Division), seeking a declaratory judgment of non-infringement and invalidity of a U.S. patent issued to Minute Key Inc. on September 10, 2013. The Company’s filing against Minute Key Inc. was in response to a letter dated September 10, 2013 in which Minute Key Inc. alleged that the Company’s FastKey™ product infringes the newly-issued patent.

On October 23, 2013, Minute Key Inc. filed an answer and counterclaim against the Company alleging patent infringement. Minute Key Inc. also requested that the court dismiss the Company’s complaint, enter judgment against the Company that we are willfully and deliberately infringing the patent, grant a permanent injunction, and award unspecified monetary damages to Minute Key Inc.

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

Gregory Mann and Gabrielle Mann are employed by the All Points subsidiary of Hillman. All Points leases an industrial warehouse and office facility from companies under the control of the Manns. The Company has recorded rental expense for the lease of this facility on an arm’s length basis. The rental expense for the lease of this facility was $82 for each of the three month periods ended March 31, 2014 and 2013.

In connection with the Paulin Acquisition, the Company entered into three leases for five properties containing industrial warehouse, manufacturing plant, and office facilities on February 19, 2013. The owners of the properties under one lease are relatives of Richard Paulin, who is employed by The Hillman Group Canada ULC, and the owner of the properties under the other two leases is a company which is owned by Richard Paulin and certain of his relatives. The Company has recorded rental expense for the three leases on an arm’s length basis. The rental expense for the three leases was $187 and $91 for three month periods ended March 31, 2014 and 2013, respectively.

8.	Income Taxes:

The Company’s policy is to estimate income taxes for interim periods based on estimated annual effective tax rates. These are derived, in part, from expected pre-tax income or loss. Accordingly, the Company applied an estimated annual effective tax rate to the interim period pre-tax loss in the three month periods ended March 31, 2014 and 2013 to calculate the income tax provision/benefit in accordance with the principal method prescribed by ASC 740-270, the accounting guidance established for computing income taxes in interim periods.

The effective income tax rates were 42.0% and 36.6% for the three month periods ended March 31, 2014 and 2013, respectively. The effective income tax rate differed from the federal statutory rate in the three month periods ended March 31, 2014 and 2013 due in part to a valuation reserve recorded to offset the deferred tax assets of a foreign subsidiary. The effective income tax rate differed from the federal statutory rate in the three month period ended March 31, 2013 also due in part to a reduction of the valuation reserve related to a deferred tax asset that was utilized in the period. The remaining differences between the federal statutory rate and the effective tax rate in the three month periods ended March 31, 2014 and 2013 were primarily due to state and foreign income taxes.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

9.	Long-Term Debt:

Effective November 7, 2012, the Company entered into a Joinder Agreement to our credit agreement under the existing Senior Facilities (the “2012 Incremental Facility”). The 2012 Incremental Facility increased the aggregate term loan commitments available to Hillman Group under the Senior Facilities by $76,800. Subject to the conditions described in Section 17 of the 2012 Incremental Facility, the Company drew down on funds from the 2012 Incremental Facility in order to fund the permitted Paulin Acquisition on Febraury 19, 2013. The proceeds from the 2012 Incremental Facility were also used for general corporate purposes. The aggregate principal amount of commitments under the Senior Facilities, after giving effect to the 2012 Incremental Facility, was $420.0 million.

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

Effective December 19, 2013, the Company completed an amendment to the credit agreement governing our Senior Facilities. The Senior Facilities amendment modified the term loan pricing to reduce the EuroDollar margin by 25 basis points to 2.75% and reduce the EuroDollar floor on EuroDollar term loans by an additional 25 basis points to 1.00%. This amendment modified the term loan pricing to reduce the base rate margin by 25 basis points to 1.75% and reduce the floor on base rate term loans by an additional 25 basis points to 2.00%. As of March 31, 2014, the actual interest rate was 3.75% on the variable rate senior term loans.

Concurrently with the Merger Transaction, Hillman Group issued $150,000 aggregate principal amount of our senior notes due 2018 (the “10.875% Senior Notes”). On March 16, 2011, Hillman Group completed an offering of $50,000 aggregate principal amount of 10.875% Senior Notes. Hillman Group received a premium of $4,625 on the $50,000 10.875% Senior Notes offering. On December 21, 2012, Hillman Group completed an offering of $65,000 aggregate principal amount of 10.875% Senior Notes. Hillman Group received a premium of $4,225 on the $65,000 10.875% Senior Notes offering. The 10.875% Senior Notes are guaranteed by The Hillman Companies, Inc., Hillman Investment Company, and all of the domestic subsidiaries of Hillman Group. Hillman Group pays interest on the 10.875% Senior Notes semi-annually on June 1 and December 1 of each year.

The Company pays interest to the Hillman Group Capital Trust (“Trust”) on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105,443, or $12,231 per annum in the aggregate. The Trust will redeem the Trust Preferred Securities when the Junior Subordinated Debentures are repaid, or at maturity on September 30, 2027. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. Pursuant to the Indenture that governs the Trust Preferred Securities, the Trust is able to defer distribution payments to holders of the Trust Preferred Securities for a period that cannot exceed 60 months (the “Deferral Period”). During a Deferral Period, the Company is required to accrue the full amount of all interest payable, and such deferred interest payable would become immediately payable by the Company at the end of the Deferral Period. There were no deferrals of distribution payments to holders of the Trust Preferred Securities in 2014 or 2013.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

9.	Long-Term Debt (continued):

The Senior Facilities contain financial and operating covenants which require the Company to maintain certain financial ratios, including a secured leverage ratio. This debt agreement provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, cross-defaults, bankruptcy events, failure to pay judgments, attachment of its assets, change of control, and the issuance of an order of dissolution. Certain of these events of default are subject to notice and cure periods or materiality thresholds. The occurrence of an event of default permits the lenders under the Senior Facilities to accelerate repayment of all amounts due. The Company was in compliance with all provisions and covenants of the amended Senior Facilities as of March 31, 2014.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

10.	Common and Preferred Stock:

The Hillman Companies has one class of common stock, with 5,000 shares authorized and issued as of March 31, 2014. All outstanding shares of Hillman Companies’ common stock are owned by Holdco.

Under the terms of the Stockholders Agreement for the Holdco common stock, management shareholders have the ability to put their shares back to Holdco under certain conditions, including death or disability. ASC 480-10-S99 requires shares to be classified outside of permanent equity if they can be redeemed and the redemption is not solely within the control of the issuer. Further, if it is determined that redemption of the shares is probable, the shares are marked to redemption value which equals fair value at each balance sheet date with the change in fair value recorded in additional paid-in capital. Accordingly, the 160.9 shares of common stock held by management are recorded outside permanent equity and have been adjusted to the fair value of $16,975 as of March 31, 2014.

The Hillman Companies has one class of preferred stock, with 5,000 shares authorized and none issued or outstanding as of March 31, 2014.

11.	Stock-Based Compensation:

Effective May 28, 2010, Holdco established the OHCP HM Acquisition Corp. 2010 Stock Option Plan, as amended (the “Option Plan”), pursuant to which Holdco may grant options for up to an aggregate of 49,239 shares of its common stock. The Option Plan is administered by a committee of the Holdco board of directors. Such committee determines the terms of each option grant under the Option Plan, except that the exercise price of any granted option may not be lower than the fair market value of one share of common stock of Holdco as of the date of grant. As of March 31, 2014, a total of 5,059 shares were available for future option grants.

Under the Option Plan, Holdco granted 32,284 options in 2010, 1,030 options in 2011, 7,375 options in 2012, 8,550 options in 2013, and 1,150 options during the three months ended March 31, 2014. The options were granted with an exercise price which was equal to the grant date fair value of the underlying securities. As of March 31, 2014, options for a total of 5,553 shares have been cancelled and options for 656 shares have been exercised.

Option holders are not required by the terms of the Option Agreement or the Stockholders Agreement to hold the shares for any period of time following exercise. Liability classification is required because this arrangement permits the holders to put the shares back without being exposed to the risks and rewards of the shares for a reasonable period of time. Consistent with past practice, the Company has elected to use the intrinsic value method to value the options. The stock option liability was $9,796 as of March 31, 2014.

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

The 2010 Swap had no value at March 31, 2014 or at December 31, 2013. Adjustments of $207 to the fair value of the 2010 Swap were recorded in the first quarter of 2013 as a reduction in interest expense in the statement of condensed consolidated comprehensive loss for the favorable change in fair value since December 31, 2012.

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

The fair value of the interest rate caps was $10 and $53 as of March 31, 2014 and December 31, 2013, respectively, and was reported on the condensed consolidated balance sheets in other non-current assets.

The Company’s interest rate cap agreements did not qualify for hedge accounting treatment because they did not meet the provisions specified in ASC 815, Derivatives and Hedging (“ASC 815”). Accordingly, the unrealized loss of $43, in the first quarter of 2014, on these derivatives was recognized on the condensed consolidated statement of comprehensive loss.

Metal Swap Agreements - On May 30, 2012, the Company entered into a Commodity Metal Swap Agreement (the “2012 Metal Swap”) with an approximate ten-month term for 35 MT of copper at a notional amount of $272.5. The maturity date was March 31, 2013, and the 2012 Metal Swap fixed the copper price at $7.785 per MT.

The Company uses metal commodity swap agreements to hedge anticipated purchases of key blanks which can fluctuate with changes in copper prices. The Company’s metal swap agreement did not qualify for hedge accounting treatment because it did not meet the provisions specified in ASC 815. Accordingly, the gain or loss on this derivative was recognized in current earnings.

As of March 31, 2014, the 2012 metal swap agreement expired and had no value.

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

The 2012 FX Contract was settled in connection with the Paulin Acquisition on February 19, 2013.

During 2013, the Company entered into multiple foreign currency forward contracts (the “2013 FX Contracts”) with maturity dates ranging from July 2013 to December 2014 and a total notional amount of C$42,050. The 2013 FX Contracts fixed the Canadian to U.S. dollar forward exchange rate at points ranging from 1.02940 to 1.08210. The purpose of the 2013 FX Contracts was to manage the Company’s exposure to fluctuations in the exchange rate of the Canadian dollar.

During the first quarter of 2014, the Company entered into multiple foreign currency forward contracts (the “2014 FX Contracts”) with maturity dates ranging from March 2014 to March 2015 and a total notional amount of C$14,447. The 2014 FX Contracts fixed the Canadian to U.S. dollar forward exchange rate at points ranging from 1.11250 to 1.12670. The purpose of the 2014 FX Contracts was to manage the Company’s exposure to fluctuations in the exchange rate of the Canadian dollar.

The fair value of the FX Contracts was $240 and ($42) as of March 31, 2014 and December 31, 2013, respectively, and was reported on the condensed consolidated balance sheets in other current assets and other current liabilities, respectively. The favorable change in fair value of $282 was recorded in the condensed consolidated statement of comprehensive loss for the first quarter of 2014.

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

The following tables set forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the period, by level, within the fair value hierarchy:

	As of March 31, 2014
	Level 1	Level 2	Level 3	Total
Trading securities	$1,788	$—	$—	$1,788
Interest rate caps	—	10	—	10
Foreign exchange forward contracts	—	240	—	240

	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
Trading securities	$4,386	$—	$—	$4,386
Interest rate caps	—	53	—	53
Foreign exchange forward contracts	—	(42)	—	(42)

Trading securities are valued using quoted prices on an active exchange. Trading securities represent assets held in a Rabbi Trust to fund deferred compensation liabilities and are included as restricted investments on the accompanying condensed consolidated balance sheets.

For the three months ended March 31, 2014 and 2013, the unrealized gains on these securities of $18 and $138, respectively, were recorded as other income. An offsetting entry for the same amount, adjusting the deferred compensation liability and compensation expense within SG&A, was also recorded.

The Company utilizes interest rate cap and interest rate swap contracts to manage our targeted mix of fixed and floating rate debt, and these contracts are valued using observable benchmark rates at commonly quoted intervals during the term of the cap and swap contracts.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

13.	Fair Value Measurements (continued):

As of March 31, 2014, the interest rate caps were included in other non-current assets on the accompanying condensed consolidated balance sheet. The 2010 Swap expired in May 2013 and had no value as of March 31, 2014.

The Company utilizes foreign exchange forward contracts to manage our exposure to currency fluctuations in the Canadian dollar versus the U.S. dollar. The forward contracts were valued using observable benchmark rates at commonly quoted intervals during the term of the forward contracts.

As of March 31, 2014, the foreign exchange forward contracts were included in other current assets on the accompanying condensed consolidated balance sheet.

The Company utilizes metal commodity swap contracts to manage our exposure to price fluctuations in metal commodities used in our key products and these swaps are valued using observable benchmark rates at commonly quoted intervals for the full term of the swaps. As of March 31, 2014, the metal commodity swaps expired and had no value.

The fair value of the Company’s fixed rate senior notes and junior subordinated debentures as of March 31, 2014 and December 31, 2013 were determined by utilizing current trading prices obtained from indicative market data. As a result, the fair value measurement of the Company’s senior term loans is considered to be Level 2.

	March 31, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
10.875% Senior Notes	$271,434	$281,563	$271,750	$285,538
Junior Subordinated Debentures	114,891	132,113	114,941	131,480

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short term maturity of these instruments and the carrying value of the variable rate senior term loans approximates fair value as the interest rate is variable and approximates current market rates.

14.	Acquisition and Integration Expenses:

There were no acquisition and integration expenses for the three months ended March 31, 2014. For the three months ended March 31, 2013, the Company incurred $2,029 of expenses in connection with the Paulin Acquisition.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

15.	Segment Reporting:

The Company’s segment reporting structure uses the Company’s management reporting structure as the foundation for how the Company manages our business. The Company periodically evaluates our segment reporting structure in accordance with ASC 350-20-55 and we have concluded that we have five reportable segments as of March 31, 2014. During 2013, the operations of the Paulin Acquisition were combined into the operations of the Canada segment. The United States segment, excluding All Points, and the Canada segment are considered material by the Company’s management as of March 31, 2014. The segments are as follows:

•	United States – excluding the All Points division

•	All Points

•	Canada

•	Mexico

•	Australia

The United States segment distributes fasteners and related hardware items, threaded rod, keys, key duplicating systems, accessories, and identification items, such as tags and letters, numbers, and signs to hardware stores, home centers, mass merchants, and other retail outlets primarily in the United States. This segment also provides innovative pet identification tag programs to a leading pet products retail chain using a unique, patent-protected/patent-pending technology and product portfolio.

The All Points segment is a Florida-based distributor of commercial and residential fasteners catering to the hurricane protection industry in the southern United States. All Points has positioned itself as a major supplier to manufacturers of railings, screen enclosures, windows, and hurricane shutters.

The Canada segment distributes fasteners and related hardware items, threaded rod, keys, key duplicating systems, accessories, and identification items, such as tags and letters, numbers, and signs to hardware stores, home centers, mass merchants, industrial distributors, automotive aftermarket distributors, and other retail outlets and industrial Original Equipment Manufacturers (“OEMs”) in Canada. The Canada segment also produces fasteners, stampings, fittings, and processes threaded parts for automotive suppliers and industrial OEMs.

The Mexico segment distributes fasteners and related hardware items to hardware stores, home centers, mass merchants, and other retail outlets in Mexico.

The Australia segment distributes keys, key duplicating systems, and accessories to home centers and other retail outlets in Australia.

The Company uses profit or loss from operations to evaluate the performance of our segments. Profit or loss from operations is defined as income from operations before interest and tax expenses. Hillman accounts for intersegment sales and transfers as if the sales or transfers were to third parties, at current market prices. Segment revenue excludes sales between segments, which is consistent with the segment revenue information provided to the Company’s chief operating decision maker. Segment Income (Loss) from Operations for Mexico and Australia include insignificant costs allocated from the United States, excluding All Points segment, while the remaining operating segments do not include any allocations.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

15.	Segment Reporting (continued):

The table below presents revenues and income from operations for our reportable segments for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Revenues
United States excluding All Points	$118,108	$118,845
All Points	4,564	4,653
Canada	30,021	18,312
Mexico	1,734	1,967
Australia	352	142

Total revenues	$154,779	$143,919

Segment Income (Loss) from Operations
United States excluding All Points	$6,637	$7,044
All Points	298	371
Canada	454	166
Mexico	246	396
Australia	(38)	(193)

Total income from operations	$7,597	$7,784

Assets by segment as of March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014	December 31, 2013
Assets
United States excluding All Points	$925,869	$936,008
All Points	9,138	8,379
Canada	298,650	300,906
Mexico	18,649	17,964
Australia	1,796	1,599

Total Assets	$1,254,102	$1,264,856

	March 31, 2014	December 31, 2013
Cash and cash equivalents
United States excluding All Points	$17,784	$27,632
All Points	824	714
Canada	6,250	5,039
Mexico	1,764	1,570
Australia	8	14

Total Cash and cash equivalents	$26,630	$34,969

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

16.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information:

The 10.875% Senior Notes, of which $265,000 aggregate principal amount was outstanding as of March 31, 2014, were issued by Hillman Group and are fully and unconditionally guaranteed on a joint and several basis by The Hillman Companies, Inc., Hillman Investment Company, and certain of the Company’s wholly-owned subsidiaries. The non-guarantor information presented represents our Australian, Canadian, and Mexican subsidiaries.

The following financial information presents condensed consolidating statements of comprehensive loss, balance sheets, and cash flows for the Hillman Group, all guarantor subsidiaries, all non-guarantor subsidiaries, and the eliminations necessary to provide the consolidated results for the Hillman Companies and subsidiaries. For purposes of this presentation, we have accounted for investments in our subsidiaries using the equity method of accounting. The principal consolidating adjustments eliminate investment in subsidiary and intercompany balances and transactions.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

16.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Statements of Comprehensive Loss (Unaudited)

For the three months ended March 31, 2014

(Amounts in thousands)

	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust- ments	Consolidated
Net sales	$—	$115,365	$7,307	$32,107	$—	$154,779
Cost of sales (exclusive of depreciation and amortization shown below)	—	54,735	5,106	19,574	—	79,415
Selling, general and administrative expenses	526	42,363	1,726	11,228	—	55,843
Depreciation	—	6,196	21	651	—	6,868
Amortization	4,515	772	—	257	—	5,544
Intercompany administrative (income) expense	—	(108)	—	108	—	—
Other (income) expense, net	(18)	32	(129)	(373)	—	(488)

Income (loss) from operations	(5,023)	11,375	583	662	—	7,597
Intercompany interest (income) expense	(3,058)	3,058	—	—	—	—
Interest (income) expense, net	(51)	9,916	—	1,680	—	11,545
Interest expense on junior subordinated debentures	3,152	—	—	—	—	3,152
Investment income on trust common securities	(95)	—	—	—	—	(95)

Income (loss) before equity in subsidiaries’ income	(4,971)	(1,599)	583	(1,018)	—	(7,005)
Equity in subsidiaries’ income (loss)	(1,842)	(243)	—	—	2,085	—

Income (loss) before income taxes	(6,813)	(1,842)	583	(1,018)	2,085	(7,005)
Income tax provision (benefit)	(2,751)	—	244	(436)	—	(2,943)

Net income (loss)	$(4,062)	$(1,842)	$339	$(582)	$2,085	$(4,062)

Other comprehensive income (loss):
Foreign currency translation adjustments	—	(4,067)	—	20	—	(4,047)

Total comprehensive income (loss)	$(4,062)	$(5,909)	$339	$(562)	$2,085	$(8,109)

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

16.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Statements of Comprehensive Loss (Unaudited)

For the three months ended March 31, 2013

(Amounts in thousands)

	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust- ments	Consolidated
Net sales	$—	$117,158	$6,340	$20,421	$—	$143,919
Cost of sales (exclusive of depreciation and amortization shown separately below)	—	56,315	4,499	12,832	—	73,646
Selling, general and administrative expenses	399	40,302	1,307	6,361	—	48,369
Acquisition and integration expenses	—	1,640	14	375	—	2,029
Depreciation	—	5,348	15	179	—	5,542
Amortization	4,515	772	—	159	—	5,446
Intercompany administrative (income) expense	—	(87)	—	87	—	—
Other (income) expense, net	(138)	1,216	(34)	59	—	1,103

Income (loss) from operations	(4,776)	11,652	539	369	—	7,784
Intercompany interest (income) expense	(3,058)	3,062	—	(4)	—	—
Interest (income) expense, net	(46)	11,156	—	843	—	11,953
Interest expense on junior subordinated debentures	3,152	—	—	—	—	3,152
Investment income on trust common securities	(94)	—	—	—	—	(94)

Income (loss) before equity in subsidiaries’ income	(4,730)	(2,566)	539	(470)	—	(7,227)
Equity in subsidiaries’ income (loss)	(2,797)	(231)	—	—	3,028	—

Income (loss) before income taxes	(7,527)	(2,797)	539	(470)	3,028	(7,227)
Income tax provision (benefit)	(2,942)	—	222	78	—	(2,642)

Net income (loss)	$(4,585)	$(2,797)	$317	$(548)	$3,028	$(4,585)

Other comprehensive income (loss):
Foreign currency translation adjustments	—	(710)	(21)	(415)	1,066	(80)

Total comprehensive income (loss)	$(4,585)	$(3,507)	$296	$(963)	$4,094	$(4,665)

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

16.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Balance Sheet (Unaudited)

As of March 31, 2014

(Amounts in thousands)

	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust- ments	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$1	$17,262	$1,345	$8,022	$—	$26,630
Restricted investments	227	—	—	—	—	227
Accounts receivable, net	—	79,944	(397)	14,361	—	93,908
Inventories, net	—	105,009	10,134	66,944	(339)	181,748
Deferred income taxes	8,816	—	767	956	(526)	10,013
Other current assets	—	5,641	350	2,705	—	8,696

Total current assets	9,044	207,856	12,199	92,988	(865)	321,222
Intercompany notes receivable	105,446	105,230	—	(105,230)	(105,446)	—
Intercompany interest receivable	3,058	3,578	—	—	(6,636)	—
Investments in subsidiaries	(649,616)	28,122	507	262,686	358,301	—
Property and equipment, net	—	81,324	384	13,242	—	94,950
Goodwill	418,947	24,512	2,701	19,301	280	465,741
Other intangibles, net	289,259	42,187	250	24,373	—	356,069
Restricted investments	1,561	—	—	—	—	1,561
Deferred income taxes	32,640	—	194	2,440	(35,274)	—
Deferred financing fees	—	9,035	—	—	—	9,035
Investment in trust common securities	3,261	—	—	—	—	3,261
Other assets	—	2,037	25	201	—	2,263

Total assets	$213,600	$503,881	$16,260	$310,001	$210,360	$1,254,102

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$32,000	$686	$14,529	$—	$47,215
Current portion of senior term loans	—	3,968	—	—	—	3,968
Current portion of capitalized lease and other obligations	—	233	—	—	—	233
Interest payable on junior subordinated debentures	1,019	—	—	—	—	1,019
Intercompany interest payable	—	3,058	—	3,578	(6,636)	—
Accrued expenses:
Salaries and wages	—	3,161	78	2,792	—	6,031
Pricing allowances	—	2,418	—	2,449	—	4,867
Income and other taxes	(607)	2,096	80	1,623	—	3,192
Interest	—	9,798	—	—	—	9,798
Deferred compensation	227	—	—	—	—	227
Other accrued expenses	—	6,930	384	2,390	—	9,704

Total current liabilities	639	63,662	1,228	27,361	(6,636)	86,254

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

16.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Balance Sheet (Unaudited)

As of March 31, 2014

(Amounts in thousands)

	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust- ments	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY (CONTINUED)
Intercompany debt payable	—	105,446	—	—	(105,446)	—
Long term senior term loans	—	376,939	—	—	—	376,939
Long term portion of capitalized leases	—	338	—	—	—	338
Long term senior notes	—	271,434	—	—	—	271,434
Junior subordinated debentures	114,891	—	—	—	—	114,891
Deferred compensation	1,561	—	—	—	—	1,561
Deferred income taxes, net	141,578	—	266	9,536	(35,800)	115,580
Other non-current liabilities	9,796	5,720	—	—	—	15,516

Total liabilities	268,465	823,539	1,494	36,897	(147,882)	982,513

Common stock with put options:
Common stock, $.01 par, 5,000 shares authorized, 160.9 issued and outstanding at March 31, 2014	16,975	—	—	—	—	16,975
Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock:
Preferred stock, $.01 par, 5,000 shares authorized, none issued and outstanding at March 31, 2014	—	—	—	—	—	—
Common Stock:
Common stock, $.01 par, 5,000 shares authorized, 4,839.1 issued and outstanding at March 31, 2014	—	—	50	—	(50)	—
Additional paid-in capital	117,936	(130,085)	11,711	303,370	(9,139)	293,793
Accumulated deficit	(189,776)	(179,863)	3,005	(7,104)	343,477	(30,261)
Accumulated other comprehensive (loss) income	—	(9,710)	—	(23,162)	23,954	(8,918)

Total stockholders’ equity	(71,840)	(319,658)	14,766	273,104	358,242	254,614

Total liabilities and stockholders’ equity	$213,600	$503,881	$16,260	$310,001	$210,360	$1,254,102

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

16.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Balance Sheet (Unaudited)

As of December 31, 2013

(Amounts in thousands)

	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust- ments	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$1	$27,553	$792	$6,623	$—	$34,969
Restricted investments	2,856	—	—	—	—	2,856
Accounts receivable, net	—	71,173	1,043	15,299	—	87,515
Inventories, net	—	101,386	10,048	66,450	(304)	177,580
Deferred income taxes	10,041	—	830	830	(605)	11,096
Other current assets	—	6,006	322	2,754	—	9,082

Total current assets	12,898	206,118	13,035	91,956	(909)	323,098
Intercompany notes receivable	105,446	103,422	—	(103,422)	(105,446)	—
Intercompany interest receivable	—	1,975	—	—	(1,975)	—
Investments in subsidiaries	(648,310)	28,122	507	263,216	356,465	—
Property and equipment	—	81,406	400	14,012	—	95,818
Goodwill	418,947	24,512	2,701	19,787	280	466,227
Other intangibles	293,774	42,959	250	25,382	—	362,365
Restricted investments	1,530	—	—	—	—	1,530
Deferred income taxes	31,349	—	(616)	2,095	(32,828)	—
Deferred financing fees	—	9,798	—	—	—	9,798
Investment in trust common securities	3,261	—	—	—	—	3,261
Other assets	—	2,442	25	292	—	2,759

Total assets	$218,895	$500,754	$16,302	$313,318	$215,587	$1,264,856

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$—	$25,610	$1,036	$17,723	$—	$44,369
Current portion of senior term loans	—	3,968	—	—	—	3,968
Intercompany interest payable	—	—	—	1,975	(1,975)	—
Current portion of capitalized lease and other obligations	—	219	—	—	—	219
Accrued expenses:
Salaries and wages	—	8,462	287	3,115	—	11,864
Pricing allowances	—	3,791	1	2,418	—	6,210
Income and other taxes	(568)	2,267	30	1,392	—	3,121
Interest	—	2,674	—	—	—	2,674
Deferred compensation	2,856	—	—	—	—	2,856
Other accrued expenses	—	6,191	261	2,579	—	9,031

Total current liabilities	2,288	53,182	1,615	29,202	(1,975)	84,312

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

16.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Balance Sheet (Unaudited)

As of December 31, 2013

(Amounts in thousands)

	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust- ments	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY (CONTINUED)
Intercompany debt payable	—	105,446	—	—	(105,446)	—
Long term senior term loans	—	377,641	—	—	—	377,641
Long term portion of capitalized lease and other obligations	—	337	—	—	—	337
Long term senior notes	—	271,750	—	—	—	271,750
Junior subordinated debentures	114,941	—	—	—	—	114,941
Deferred compensation	1,530	—	—	—	—	1,530
Deferred income taxes, net	143,313	—	260	9,920	(33,433)	120,060
Other non-current liabilities	9,618	5,773	—	—	—	15,391

Total liabilities	271,690	814,129	1,875	39,122	(140,854)	985,962

Common stock with put options:
Common stock, $.01 par, 5,000 shares authorized, 161.2 issued and outstanding at December 31, 2013.	16,975	—	—	—	—	16,975
Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock:
Preferred stock, $.01 par, 5,000 shares authorized, none issued and outstanding at December 31, 2013.	—	—	—	—	—	—
Common Stock:
Common stock, $.01 par, 5,000 shares authorized, 4,838.8 issued and outstanding at December 31, 2013.	—	—	50	—	(50)	—
Additional paid-in capital	116,659	(130,559)	11,711	293,717	1,461	292,989
Accumulated deficit	(186,429)	(177,173)	2,666	(6,522)	341,259	(26,199)
Accumulated other comprehensive (loss) income	—	(5,643)	—	(12,999)	13,771	(4,871)

Total stockholders’ (deficit) equity	(69,770)	(313,375)	14,427	274,196	356,441	261,919

Total liabilities and stockholders’ equity	$218,895	$500,754	$16,302	$313,318	$215,587	$1,264,856

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

16.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Statement of Cash Flows (Unaudited)

For the three months ended March 31, 2014

(Amounts in thousands)

	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust- ments	Consolidated
Cash flows from operating activities:
Net income (loss)	$(2,220)	$(1,599)	$339	$(582)	$—	$(4,062)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,515	6,948	23	697	—	12,183
Dispositions of property and equipment	—	—	—	—	—	—
Deferred income tax provision (benefit)	(1,741)	—	112	(746)	—	(2,375)
Deferred financing and original issue discount amortization	(50)	743	—	—	—	693
Stock-based compensation expense	508	—	—	—	—	508
Changes in operating items:
Accounts receivable	—	(5,473)	85	(1,655)	—	(7,043)
Inventories	—	(3,588)	(86)	(2,956)	—	(6,630)
Other assets	(3,058)	(2,881)	1,328	9,357	—	4,746
Accounts payable	—	6,390	(350)	(2,439)	—	3,601
Interest payable on junior subordinated debentures	1,019	—	—	—	—	1,019
Other accrued liabilities	(99)	1,018	(36)	407	—	1,290
Other items, net	652	(533)	(853)	200	—	(534)

Net cash (used for) provided by operating activities	(474)	1,025	562	2,283	—	3,396

Cash flows from investing activities:
Capital expenditures	—	(6,216)	(9)	(700)	—	(6,925)

Net cash used for investing activities	—	(6,216)	(9)	(700)	—	(6,925)

Cash flows from financing activities:
Repayments of senior term loans	—	(992)	—	—	—	(992)
Proceeds from exercise of stock options	474	—	—	—	—	474
Principal payments under capitalized lease obligations	—	(41)	—	—	—	(41)

Net cash provided by (used for) financing activities	474	(1,033)	—	—	—	(559)

Effect of exchange rate changes on cash	—	(4,067)	—	(184)	—	(4,251)

Net (decrease) increase in cash and cash equivalents	—	(10,291)	553	1,399	—	(8,339)
Cash and cash equivalents at beginning of period	1	27,553	792	6,623	—	34,969

Cash and cash equivalents at end of period	$1	$17,262	$1,345	$8,022	$—	$26,630

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

16.	Supplemental Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued):

Condensed Consolidating Statement of Cash Flows (Unaudited)

For the three months ended March 31, 2013

(Amounts in thousands)

	Guarantors The Hillman Companies, Inc.	Issuer The Hillman Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consol- idating Adjust- ments	Consolidated
Cash flows from operating activities:
Net income (loss)	$(1,788)	$(2,566)	$317	$(548)	$—	$(4,585)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	4,515	6,120	15	338	—	10,988
Dispositions of property and equipment	—	9	—	—	—	9
Deferred income tax provision (benefit)	(3,122)	—	(20)	704	—	(2,438)
Deferred financing and original issue discount amortization	(46)	629	—	—	—	583
Stock-based compensation expense	261	—	—	—	—	261
Other non-cash interest and change in value of interest rate swap	—	(207)	—	—	—	(207)
Changes in operating items:
Accounts receivable	—	(7,269)	(839)	(5,338)	—	(13,446)
Inventories	—	(3,901)	1,147	1,132	—	(1,622)
Other assets	—	(7,237)	443	10,715	—	3,921
Accounts payable	—	(344)	353	2,832	—	2,841
Interest payable on junior subordinated debentures	1,019	—	—	—	—	1,019
Other accrued liabilities	176	(1,000)	94	(2,144)	—	(2,874)
Other items, net	(1,015)	(109,695)	(388)	111,509	—	411

Net cash (used for) provided by operating activities	—	(125,461)	1,122	119,200	—	(5,139)

Cash flows from investing activities:
Paulin acquisition	—	(918)	206	(102,704)	—	(103,416)
Capital expenditures	—	(6,437)	(17)	(154)	—	(6,608)

Net cash (used for) provided by investing activities	—	(7,355)	189	(102,858)	—	(110,024)

Cash flows from financing activities:
Borrowings of senior term loans	—	76,800	—	—	—	76,800
Repayments of senior term loans	—	(800)	—	—	—	(800)
Discount on senior term loans	—	(2,152)	—	—	—	(2,152)
Principal payments under capitalized lease obligations	—	(16)	—	—	—	(16)
Repayments of other credit obligations	—	(228)	—	—	—	(228)

Net cash provided by financing activities	—	73,604	—	—	—	73,604

Effect of exchange rate changes on cash	—	(710)	—	(640)	—	(1,350)

Net (decrease) increase in cash and cash equivalents	—	(59,922)	1,311	15,702	—	(42,909)
Cash and cash equivalents at beginning of period	1	62,917	429	2,201	—	65,548

Cash and cash equivalents at end of period	$1	$2,995	$1,740	$17,903	$—	$22,639

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following discussion provides information which the Company’s management believes is relevant to an assessment and understanding of the Company’s operations and financial condition. This discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes in addition to the consolidated statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Forward-Looking Statements

Certain disclosures related to acquisitions, refinancing, capital expenditures, resolution of pending litigation, and realization of deferred tax assets contained in this quarterly report involve substantial risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” “project”, or the negative of such terms or other similar expressions.

These forward-looking statements are not historical facts, but rather are based on management’s current expectations, assumptions, and projections about future events. Although management believes that the expectations, assumptions, and projections on which these forward-looking statements are based are reasonable, they nonetheless could prove to be inaccurate, and as a result, the forward-looking statements based on those expectations, assumptions, and projections also could be inaccurate. Forward-looking statements are not guarantees of future performance. Instead, forward-looking statements are subject to known and unknown risks, uncertainties, and assumptions that may cause the Company’s strategy, planning, actual results, levels of activity, performance, or achievements to be materially different from any strategy, planning, future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Actual results could differ materially from those currently anticipated as a result of a number of factors, including the risks and uncertainties discussed under the caption “Risk Factors” set forth in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements.

All forward-looking statements attributable to the Company or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this report and the risks and uncertainties discussed under the caption “Risk Factors” set forth in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013; they should not be regarded as a representation by the Company or any other individual. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this report might not occur or be materially different from those discussed.

General

The Hillman Companies, Inc. and its wholly-owned subsidiaries (collectively, “Hillman” or the “Company”) are one of the largest providers of hardware-related products and related merchandising services to retail markets in North America. The Company’s principal business is operated through its wholly-owned subsidiary, The Hillman Group, Inc. (the “Hillman Group”). The Hillman Group sells our products to hardware stores, home centers, mass merchants, pet supply stores, and other retail outlets principally in the United States, Canada, Mexico, Australia, Latin America, and the Caribbean. Product lines include thousands of small parts such as fasteners and related hardware items; threaded rod and metal shapes; keys, key duplication systems, and accessories; builder’s hardware; and identification items, such as tags and letters, numbers, and signs (“LNS”). The Company supports our product sales with value added services including design and installation of merchandising systems and maintenance of appropriate in-store inventory levels.

Financing Arrangements

In September 1997, The Hillman Group Capital Trust, a Grantor trust (the “Trust”), completed a $105.4 million underwritten public offering of 4,217,724 11.6% Trust Preferred Securities. The Trust invested the proceeds from the sale of the preferred securities in an equal principal amount of 11.6% Junior Subordinated Debentures of Hillman due September 2027. The Company pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.2 million per annum in the aggregate. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. Pursuant to the Indenture that governs the Trust Preferred Securities, the Trust is able to defer distribution payments to holders of the Trust Preferred Securities for a period that cannot exceed 60 months (the “Deferral Period”). During a Deferral Period, the Company is required to accrue the full amount of all interest payable, and such deferred interest payable would become immediately payable by the Company at the end of the Deferral Period.

Concurrently with the Merger Transaction, Hillman Group issued $150.0 million aggregate principal amount of senior notes due 2018 (the “10.875% Senior Notes”). On March 16, 2011, Hillman Group completed an offering of $50.0 million aggregate principal amount of 10.875% Senior Notes. Hillman Group received a premium of approximately $4.6 million on the $50.0 million 10.875% Senior Notes offering. On December 21, 2012, Hillman Group completed an offering of $65.0 million aggregate principal amount of temporary 10.875% Senior Notes. The temporary 10.875% Senior Notes were mandatorily exchanged for a like aggregate principal amount of 10.875% Senior Notes on February 19, 2013 in connection with the Paulin Acquisition. Hillman Group received a premium of approximately $4.2 million on the $65.0 million 10.875% Senior Notes offering. The 10.875% Senior Notes are guaranteed by The Hillman Companies, Inc., Hillman Investment Company, and all of the domestic subsidiaries of Hillman Group. Hillman Group pays interest on the 10.875% Senior Notes semi-annually on June 1 and December 1 of each year.

Effective November 7, 2012, the Company entered into a Joinder Agreement (the “2012 Incremental Facility”) to our $320.0 million senior secured first lien credit facility (the “Senior Facilities”), consisting of a $290.0 million term loan and a $30.0 million revolving credit facility (“Revolver”). The 2012 Incremental Facility increased the aggregate term loan commitments available to Hillman Group under the Senior Facilities by $76.8 million. Subject to the conditions described in Section 17 of the 2012 Incremental Facility, the Company drew down on funds from the 2012 Incremental Facility in order to fund the permitted Paulin Acquisition on February 19, 2013. The proceeds from the 2012 Incremental Facility were also used for general corporate purposes. The aggregate principal amount of commitments under the Senior Facilities, after giving effect to the 2012 Incremental Facility, was $420.0 million.

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

The Senior Facilities contain financial and operating covenants which require the Company to maintain certain financial ratios, including a secured leverage ratio. This debt agreement provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, cross-defaults, bankruptcy events, failure to pay judgments, attachment of its assets, change of control, and the issuance of an order of dissolution. Certain of these events of default are subject to notice and cure periods or materiality thresholds. The occurrence of an event of default permits the lenders under the Senior Facilities to accelerate repayment of all amounts due. The Company was in compliance with all provisions and covenants of the amended Senior Facilities as of March 31, 2014.

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

Paulin is a leading Canadian distributor and manufacturer of fasteners, fluid system products, automotive parts, and retail hardware components. Paulin’s distribution facilities are located across Canada in Vancouver, Edmonton, Winnipeg, Toronto, Montreal, and Moncton, as well as in Flint, Michigan, and Cleveland, Ohio. Paulin’s manufacturing facilities are located in Ontario, Canada. Paulin’s annual revenues were approximately $146.4 million for 2013.

Results of Operations

The following analysis of results of operations includes a brief discussion of the factors that affected the Company’s operating results and a comparative analysis of the periods for the three months ended March 31, 2014 and 2013.

(dollars in thousands)	Three Months Ended March 31, 2014 Amount	% of Total	Three Months Ended March 31, 2013 Amount	% of Total
Net sales	$154,779	100.0%	$143,919	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	79,415	51.3%	73,646	51.2%
Selling	27,117	17.5%	23,260	16.2%
Warehouse & delivery	19,201	12.4%	16,361	11.4%
General & administrative	9,525	6.2%	8,748	6.1%
Acquisition and integration expenses (a)	—	0.0%	2,029	1.4%
Depreciation	6,868	4.4%	5,542	3.9%
Amortization	5,544	3.6%	5,446	3.8%
Other expense (income)	(488)	-0.3%	1,103	0.8%

Income from operations	7,597	4.9%	7,784	5.4%
Interest expense, net	11,545	7.5%	11,953	8.3%
Interest expense on junior subordinated notes	3,152	2.0%	3,152	2.2%
Investment income on trust common securities	(95)	-0.1%	(94)	-0.1%

Loss before income taxes	(7,005)	-4.5%	(7,227)	-5.0%
Income tax benefit	(2,943)	-1.9%	(2,642)	-1.8%

Net loss	$(4,062)	-2.6%	$(4,585)	-3.2%

(a)	Represents expenses for investment banking, legal and other professional fees incurred in connection with the Paulin Acquisition.

Current Economic Conditions

The Company’s business is impacted by general economic conditions in the North American and international markets, particularly the U.S. and Canadian retail markets including hardware stores, home centers, mass merchants, and other retailers. In recent quarters, operations have been negatively impacted by the slow, uneven growth in the U.S. economy, and the retail market we sell into. Although there have been certain signs of improvement in the economy and stabilization of domestic credit markets from the height of the financial crisis, general expectations do not call for significant economic growth to return in the near term and may have the effect of reducing consumer spending which could adversely affect our results of operations during the remainder of 2014 and 2015.

The Company’s ability to import products in a timely and cost-effective manner may be affected by conditions at ports or issues that otherwise affect transportation and warehousing providers, such as port and shipping capacity, labor disputes, severe weather, or increased homeland security requirements in the U.S. and other countries. These issues could delay importation of products or require the Company to locate alternative ports or warehousing providers to avoid disruption to customers. These alternatives may not be available on short notice or could result in higher transit costs, which could have an adverse impact on the Company’s business and financial condition.

The Company is sensitive to inflation or deflation present in the economies of the United States and foreign suppliers located primarily in Taiwan and China. Unfavorable exchange rate fluctuations have increased the costs for many of our products. The Company may take pricing action in an attempt to offset a portion of the product cost increases. The ability of the Company’s operating divisions to institute price increases and seek price concessions, as appropriate, is dependent on competitive market conditions.

The Three Months Ended March 31, 2014 vs the Three Months Ended March 31, 2013

Net Sales

Net sales for the first quarter of 2014 were $154.8 million, an increase of $10.9 million compared to net sales of $143.9 million for the first quarter of 2013. The increase in revenue was primarily attributable to the inclusion of the Paulin business which contributed approximately $12.6 million in incremental net sales to the first quarter of 2014. The net sales excluding Paulin for the first quarter of 2014 decreased approximately $1.7 million from the first quarter of 2013. This decrease was the result of one less shipping day worth approximately $2.0 million and the unfavorable effects of severe winter weather conditions that hampered our sales efforts in a significant portion of the U.S.

Expenses

Operating expenses were higher for the three months ended March 31, 2014 than the three months ended March 31, 2013. The primary reason for the increase in operating expenses was the inclusion of the Paulin business for the entire first quarter of 2014 compared to approximately six weeks of the first quarter of 2013. The following changes in underlying trends impacted the change in operating expenses:

•

The Company’s cost of sales expense was $79.4 million, or 51.3% of net sales, in the first quarter of 2014, an increase of $5.8 million compared to $73.6 million, or 51.2% of net sales, in the first quarter of 2013. The primary reason for the increase in cost of sales was the inclusion of the Paulin business in the first quarter of 2014. Purchasing efficiencies and stable inventory prices allowed the cost of sales expressed as a percentage of sales to remain nearly unchanged from the prior year in spite of incremental Paulin business which carries a higher cost of sales percentage.

•

Selling expense was $27.1 million, or 17.5% of net sales, in the first quarter of 2014, an increase of $3.8 million compared to $23.3 million, or 16.2% of net sales, in the first quarter of 2013. An increase of approximately $1.3 million in the first quarter of 2014 was attributable to the new Paulin business. The selling costs from the remaining Hillman businesses were approximately $2.5 million higher than the comparable 2013 period as a result of higher set up costs on customer displays, commissions on key vending sales, and marketing related expenditures.

•

Warehouse and delivery expense was $19.2 million, or 12.4% of net sales, in the first quarter of 2014, an increase of $2.8 million compared to warehouse and delivery expense of $16.4 million, or 11.4% of net sales, in the first quarter of 2013. In the first quarter of 2014, additional warehouse and delivery expenses of approximately $2.7 million was attributable to the new Paulin business.

•

General and administrative (“G&A”) expenses were $9.5 million in the first quarter of 2014, an increase of $0.8 million compared to $8.7 million in the first quarter of 2013. The G&A expenses in the 2014 period included stock compensation cost of approximately $0.2 million and additional costs from the addition of the Paulin business.

•

There were no acquisition and integration costs in the first quarter of 2014. Acquisition and integration costs were $2.0 million in the first quarter of 2013. The decrease is due to the Paulin Acquisition and integration.

•

Depreciation expense was $6.9 million in the first quarter of 2014 compared to $5.5 million in the first quarter of 2013. Depreciation expense of approximately $0.5 million was attributable to the fixed assets acquired in the Paulin Acquisition. The remaining increase in depreciation relates primarily to the placement of approximately 800 FastKey machines in Walmart stores during the first quarter of 2014 and the last three quarters of 2013.

•

Interest expense, net, was $11.5 million in the first quarter of 2014 compared to $12.0 million in the first quarter of 2013. The decrease in interest expense was primarily the result of a 50 basis point reduction in the interest rate for the Senior Facilities as a result of an amendment to the credit agreement dated December 19, 2013.

Income Taxes

In the three month period ended March 31, 2014, the Company recorded an income tax benefit of $2.9 million on pre-tax loss of $7.0 million. The effective income tax rate was 42.0% for the three month period ended March 31, 2014.

In the three month period ended March 31, 2013, the Company recorded an income tax benefit of $2.6 million on a pre-tax loss of $7.2 million. The effective income tax rate was 36.6% for the three month period ended March 31, 2013.

The difference between the effective income tax rate and the federal statutory rate in the three month period ended March 31, 2014 was affected by a valuation reserve recorded to offset the deferred tax assets of a foreign subsidiary. The remaining differences between the effective income tax rate and the federal statutory rate in the three month period ended March 31, 2014 was primarily due to state and foreign income taxes.

The effective income tax rate differed from the federal statutory rate in the three month period ended March 31, 2013 due in part to a reduction of the valuation reserve related to a deferred tax asset that was utilized in the period. The difference is also due in part to a valuation reserve recorded to offset the deferred tax assets of a foreign subsidiary. The remaining differences between the effective income tax rate and the federal statutory rate in the three month period ended March 31, 2013 was primarily due to state and foreign income taxes.

Liquidity and Capital Resources

Cash Flows

The statements of cash flows reflect the changes in cash and cash equivalents for the three months ended March 31, 2014 and the three months ended March 31, 2013 by classifying transactions into three major categories: operating, investing, and financing activities.

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2014 of $3.4 million was the result of the net loss adjusted for non-cash items of $6.9 million for depreciation, amortization, deferred taxes, deferred financing, and stock-based compensation which was offset by cash related adjustments of $3.5 million for routine operating activities represented by changes in accounts receivable, inventories, accounts payable, accrued liabilities, and other assets. In the first three months of 2014, routine operating activities used cash through an increase in accounts receivable of $7.0 million, an increase in inventories of $6.6 million, and a decrease in other items of $0.5 million. This was partially offset by a decrease in other assets of $4.7 million, an increase in accounts payable of $3.6 million, an increase in other accrued liabilities of $1.3 million, and an increase of $1.0 million in interest payable on the junior subordinated debentures. In the first three months of 2014, the seasonal increases in accounts receivable and inventory were the primary uses of cash flow from operating activities for the period.

Net cash used for operating activities for the three months ended March 31, 2013 of $5.1 million was the result of the net loss adjusted for non-cash items of $4.6 million for depreciation, amortization, deferred taxes, deferred financing, stock-based compensation, and non-cash interest which was offset by cash related adjustments of $9.7 million for routine operating activities represented by changes in accounts receivable, inventories, accounts payable, accrued liabilities, and other assets. In the first three months of 2013, routine operating activities used cash through an increase in accounts receivable of $13.4 million, an increase in inventories of $1.6 million, and a decrease in other accrued liabilities of $2.9 million. This was partially offset by decrease in other assets of $3.9 million, an increase in accounts payable of $2.9 million, an increase of $1.0 million in interest payable on the junior subordinated debentures and an increase in other items of $0.4 million. In the first three months of 2013, the increase in accounts receivable was instrumental in the use of cash flow from operating activities for the period.

Investing Activities

Net cash used for investing activities was $6.9 million for the three months ended March 31, 2014. Capital expenditures for the three months totaled $6.9 million, consisting of $3.3 million for key duplicating machines, $1.4 million for engraving machines, $1.4 million for computer software and equipment, and $0.8 million for machinery and equipment.

Net cash used for investing activities was $110.0 million for the three months ended March 31, 2013. The Company used $103.4 million for the Paulin Acquisition. Capital expenditures for the three months totaled $6.6 million, consisting of $4.4 million for key duplicating machines, $0.4 million for engraving machines, $1.2 million for computer software and equipment, and $0.6 million for machinery and equipment.

Financing Activities

Net cash used for financing activities was $0.6 million for the three months ended March 31, 2014. The Company received cash of $0.5 million from the exercise of stock options and used cash to pay approximately $1.0 million in principal payments on the senior term loans and $0.1 million on the capitalized lease obligations.

Net cash provided by financing activities was $73.6 million for the three months ended March 31, 2013. The borrowings on senior term loans provided $74.6 million, net of the discount of $2.2 million, and were used together with a portion of the borrowings on the 10.875% Senior Notes to pay the purchase price of the Paulin Acquisition and for other corporate purposes. In addition, the Company used cash to pay $0.8 million in principal payments on the senior term loans under the Senior Facilities and $0.2 million in principal payments on capitalized lease obligations.

Liquidity

The Company’s management believes that projected cash flows from operations and revolver availability will be sufficient to fund working capital and capital expenditure needs for the next 12 months.

The Company’s working capital (current assets minus current liabilities) position of $235.0 million as of March 31, 2014 represents a decrease of $3.8 million from the December 31, 2013 level of $238.8 million.

Contractual Obligations

The Company’s contractual obligations in thousands of dollars as of March 31, 2014 were as follows:

		Payments Due
Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Junior Subordinated Debentures (1)	$114,891	$—	$—	$—	$114,891
Interest on Jr Subordinated Debentures	165,124	12,231	24,463	24,463	103,967
Senior Term Loans	384,407	3,968	7,936	372,503	—
10.875% Senior Notes	265,000	—	—	265,000	—
KeyWorks License Agreement	2,693	429	815	757	692
Interest Payments (2)	165,833	43,249	86,094	36,203	287
Operating Leases	64,851	10,187	13,237	10,092	31,335
Deferred Compensation Obligations	1,788	227	—	—	1,561
Capital Lease Obligations	613	256	327	30	—
Purchase Obligations	1,138	263	350	350	175
Other Obligations	1,931	860	857	214	—
Uncertain Tax Position Liabilities	2,007	—	—	55	1,952

Total Contractual Cash Obligations (3)	$1,170,276	$71,670	$134,079	$709,667	$254,860

(1)	The junior subordinated debentures liquidation value is approximately $108,704.
(2)	Interest payments for borrowings under the Senior Facilities and the 10.875% Senior Notes. Interest payments on the variable rate Long Term Senior Term Loans were calculated using the actual interest rate of 3.75% as of March 31, 2014. Interest payments on the 10.875% Senior Notes were calculated at their fixed rate.
(3)	All of the contractual obligations noted above are reflected on the Company’s condensed consolidated balance sheet as of March 31, 2014 except for the interest payments, purchase obligations, and operating leases.

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

As of March 31, 2014, the Company had no material purchase commitments for capital expenditures.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Borrowings

As of March 31, 2014, the Company had $26.4 million available under the Senior Facilities. The Company had approximately $385.0 million of outstanding debt at March 31, 2014, consisting of $384.4 million in a term loan under our Senior Facilities and $0.6 million in capitalized lease and other obligations. The term loan consisted of a $384.4 million Term B-2 Loan at an interest rate of 3.75%. The capitalized lease obligations were at various interest rates.

At March 31, 2014 and December 31, 2013, the Company’s borrowings were as follows:

	March 31, 2014			December 31, 2013
	Facility	Outstanding	Interest	Facility	Outstanding	Interest
(dollars in thousands)	Amount	Amount	Rate	Amount	Amount	Rate
Term B-2 Loan		$384,407	3.75%		$385,399	3.75%
Revolving credit facility	$30,000	—	—	$30,000	—	—
Capital leases & other obligations		571	various		556	various

Total secured credit		384,978			385,955
10.875% Senior notes		265,000	10.875%		265,000	10.875%

Total borrowings		$649,978			$650,955

Descriptions of the Company’s credit agreement governing the Senior Facilities, as amended, and the 10.875% Senior Notes are contained in the “Financing Arrangements” section of this report on Form 10-Q.

The Senior Facilities require the maintenance of the secured leverage ratio below 4.75 (as amended on April 18, 2011) and limit the ability of the Company to incur debt, make investments, make dividend payments to holders of the Trust Preferred Securities, or undertake certain other business activities. Upon the occurrence of an event of default under the credit agreements, all amounts outstanding, together with accrued interest, could be declared immediately due and payable by our lenders. Below are the calculations of the financial covenant with the Senior Facilities requirement for the twelve trailing months ended March 31, 2014:

(dollars in thousands)	Actual	Ratio Requirement
Secured Leverage Ratio
Senior term loan balance	$384,407
Revolver	—
Capital leases and other credit obligations	571

Total debt	$384,978

Adjusted EBITDA (1)	$125,931
Leverage ratio (must be below requirement)	3.06	4.75

(1)	Adjusted EBITDA for the twelve months ended March 31, 2014 is defined as income from operations ($56,254), plus depreciation ($26,122), amortization ($22,210), stock compensation expense ($9,253), restructuring costs ($4,176), acquisition and integration costs ($7,005), foreign exchange losses ($1,064), management fees ($77), and minus other ($230).

Critical Accounting Policies and Estimates

Significant accounting policies and estimates are summarized in the notes to the condensed consolidated financial statements. Some accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts, and other information from outside sources, as appropriate. Management believes these estimates and assumptions are reasonable based on the facts and circumstances as of March 31, 2014, however, actual results may differ from these estimates under different assumptions and circumstances.

Our critical accounting policies and estimates are discussed in the “Critical Accounting Policies and Estimates” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission. In addition, our most significant accounting policies are discussed in Note 2 and elsewhere in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013, which includes audited financial statements.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to the impact of interest rate changes as borrowings under the Senior Facilities bear interest at variable interest rates. It is the Company’s policy to enter into interest rate swap and interest rate cap transactions only to the extent considered necessary to meet our objectives.

Based on the Company’s exposure to variable rate borrowings at March 31, 2014, after consideration of the Company’s interest rate cap agreements, a one percent (1%) change in the weighted average interest rate for a period of one year would change the annual interest expense by approximately $1.6 million.

The Company is exposed to foreign exchange rate changes of the Australian, Canadian, and Mexican currencies as it impacts the $125.0 million tangible and intangible net asset value of our Australian, Canadian, and Mexican subsidiaries as of March 31, 2014. The foreign subsidiaries net tangible assets were $81.1 million and the net intangible assets were $43.7 million as of March 31, 2014.

The Company utilizes foreign exchange forward contracts to manage the exposure to currency fluctuations in the Canadian dollar versus the U.S. Dollar.

Item  4.

Controls and Procedures

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective, as of March 31, 2014, in ensuring that material information relating to the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2014 and that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. – Legal Proceedings.

The information set forth under Note 6 to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. – Risk Factors.

There have been no material changes to the risks related to the Company from those disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item  3. – Defaults Upon Senior Securities.

Not Applicable

Item 4. – Mine Safety Disclosures.

Not Applicable

Item 5. – Other Information.

Not Applicable

Item 6. – Exhibits.

a)	Exhibits, including those incorporated by reference.

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act.

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act.

32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 **	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the Securities and Exchange Commission on May 13, 2014, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2014 and 2013, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, (iv) Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2014, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
**	This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HILLMAN COMPANIES, INC.

/S/ ANTHONY A. VASCONCELLOS	/S/ HAROLD J. WILDER
Anthony A. Vasconcellos	Harold J. Wilder
Chief Financial Officer	Controller
(Chief Accounting Officer)

DATE: May 13, 2014