Form 10-Q
period 2014-06-30
HILLMAN COMPANIES INC
filed 2014-08-14
CIK 1029831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

On August 14, 2014, 5,000 shares of the Registrant’s common stock were issued and outstanding and 4,217,724 Trust Preferred Securities were issued and outstanding by the Hillman Group Capital Trust. The Trust Preferred Securities trade on the NYSE Amex under symbol HLM.Pr.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(dollars in thousands)

	Successor	Predecessor
	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$28,695	$34,969
Restricted investments	280	2,856
Accounts receivable, net	113,030	87,515
Inventories, net	195,316	177,580
Deferred income taxes	10,269	11,096
Other current assets	11,701	9,082

Total current assets	359,291	323,098
Property and equipment, net	94,794	95,818
Goodwill	789,072	466,227
Other intangibles, net	572,500	362,365
Restricted investments	1,718	1,530
Deferred financing fees, net	26,355	9,798
Investment in trust common securities	3,261	3,261
Other assets	1,764	2,759

Total assets	$1,848,755	$1,264,856

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$65,009	$44,369
Current portion of senior term loans	5,500	3,968
Current portion of capitalized lease and other obligations	263	219
Interest payable on junior subordinated debentures	1,019	—
Accrued expenses:
Salaries and wages	27,055	11,864
Pricing allowances	6,027	6,210
Income and other taxes	4,385	3,121
Interest	—	2,674
Deferred compensation	280	2,856
Other accrued expenses	10,449	9,031

Total current liabilities	119,987	84,312
Long term senior term loans	544,500	377,641
Bank revolving credit	16,000	—
Long term capitalized lease and other obligations	451	337
Long term senior notes	330,000	271,750
Junior subordinated debentures	131,141	114,941
Deferred compensation	1,718	1,530
Deferred income taxes	174,602	120,060
Other non-current liabilities	3,217	15,391

Total liabilities	1,321,616	985,962

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(dollars in thousands)

	Successor	Predecessor
LIABILITIES AND STOCKHOLDERS’ EQUITY (CONTINUED)	June 30, 2014	December 31, 2013
Common stock with put options:
Common stock, $.01 par, 5,000 shares authorized, None issued and outstanding at June 30, 2014 and 161.2 issued and outstanding at December 31, 2013	—	16,975

Commitments and contingencies (Note 6)
Stockholders’ Equity:
Preferred Stock:
Preferred stock, $.01 par, 5,000 shares authorized, none issued or outstanding at June 30, 2014 and at December 31, 2013	—	—
Common Stock:
Common stock, $.01 par, 5,000 shares authorized, issued and outstanding at June 30, 2014 and 4,838.8 issued and outstanding at December 31, 2013	—	—
Additional paid-in capital	542,929	292,989
Accumulated deficit	(15,790)	(26,199)
Accumulated other comprehensive loss	—	(4,871)

Total stockholders’ equity	527,139	261,919

Total liabilities and stockholders’ equity	$1,848,755	$1,264,856

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

(dollars in thousands)

	Successor	Predecessor
	One Day Ended June 30, 2014	Three Months Ended June 29, 2014	Three Months Ended June 30, 2013
Net sales	$—	$202,598	$192,711
Cost of sales (exclusive of depreciation and amortization shown separately below)	—	103,927	100,338
Selling, general and administrative expenses	—	100,919	59,783
Transaction, acquisition and integration expenses	22,018	31,681	2,153
Depreciation	—	7,281	6,273
Amortization	—	5,549	5,559
Management fees to related party	—	15	—
Other expense	—	211	1,032

(Loss) income from operations	(22,018)	(46,985)	17,573
Interest expense, net	—	11,605	12,102
Interest expense on junior subordinated debentures	—	3,153	3,153
Investment income on trust common securities	—	(94)	(95)

(Loss) income before income taxes	(22,018)	(61,649)	2,413
Income tax benefit	(6,228)	(21,185)	(2,250)

Net (loss) income	$(15,790)	$(40,464)	$4,663

Net (loss) income (from above)	$(15,790)	$(40,464)	$4,663
Other comprehensive income (loss):
Foreign currency translation adjustments	—	3,952	(4,133)

Total other comprehensive income (loss)	—	3,952	(4,133)

Comprehensive (loss) income	$(15,790)	$(36,512)	$530

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(dollars in thousands)

	Successor	Predecessor
	One Day Ended June 30, 2014	Six Months Ended June 29, 2014	Six Months Ended June 30, 2013
Net sales	$—	$357,377	$336,630
Cost of sales (exclusive of depreciation and amortization shown separately below)	—	183,342	173,984
Selling, general and administrative expenses	—	156,762	108,152
Transaction, acquisition and integration expenses	22,018	31,681	4,182
Depreciation	—	14,149	11,815
Amortization	—	11,093	11,005
Management fees to related party	—	15	—
Other (income) expense	—	(277)	2,135

(Loss) income from operations	(22,018)	(39,388)	25,357
Interest expense, net	—	23,150	24,055
Interest expense on junior subordinated debentures	—	6,305	6,305
Investment income on trust common securities	—	(189)	(189)

Loss before income taxes	(22,018)	(68,654)	(4,814)
Income tax benefit	(6,228)	(24,128)	(4,892)

Net (loss) income	$(15,790)	$(44,526)	$78

Net (loss) income (from above)	$(15,790)	$(44,526)	$78
Other comprehensive (loss):
Foreign currency translation adjustments	—	(95)	(4,213)

Total other comprehensive (loss)	—	(95)	(4,213)

Comprehensive loss	$(15,790)	$(44,621)	$(4,135)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(dollars in thousands)

	Successor	Predecessor
	One Day Ended June 30, 2014	Six Months Ended June 29, 2014	Six Months Ended June 30, 2013
Cash flows from operating activities:
Net (loss) income	$(15,790)	$(44,526)	$78
Adjustments to reconcile net (loss) income to net cash provided by (used for) operating activities:
Depreciation and amortization	—	25,242	22,820
Dispositions of property and equipment	—	—	39
Deferred income tax benefit	(6,228)	(24,458)	(6,867)
Deferred financing and original issue discount amortization	—	1,374	1,223
Stock-based compensation expense	—	39,229	4,840
Other non-cash interest and change in value of interest rate swap	—	—	(418)
Changes in operating items:
Accounts receivable	—	(25,267)	(25,597)
Inventories	—	(17,851)	(4,419)
Other assets	(2,321)	8,799	(1,690)
Accounts payable	—	20,811	7,958
Interest payable on junior subordinated debentures	—	1,019	1,019
Other accrued liabilities	(13,792)	31,183	(1,798)
Other items, net	(2,026)	(3,843)	6,653

Net cash (used for) provided by operating activities	(40,157)	11,712	3,841

Cash flows from investing activities:
Paulin acquisition	—	—	(103,416)
Purchase of predecessor equity securities	(727,345)	—	—
Capital expenditures	—	(12,933)	(14,611)

Net cash used for investing activities	(727,345)	(12,933)	(118,027)

Cash flows from financing activities:
Borrowings of senior term loans	550,000	—	76,800
Repayments of senior term loans	(384,407)	(992)	(1,792)
Discount on senior term loans	—	—	(2,152)
Borrowings on revolving credit loans	16,000	—	—
Principal payments under capitalized lease obligations	—	(84)	(41)
Borrowings of senior notes	330,000	—	—
Repayment of senior notes	(265,000)	—	—
Proceeds from exercise of stock options	—	474	—
Proceeds from sale of successor equity securities	542,929	—	—
Financing fees, net	(26,355)	—	—
Repayments of other credit obligations	—	—	(456)

Net cash provided by (used for) financing activities	763,167	(602)	72,359

Effect of exchange rate changes on cash	—	(116)	(2,806)
Net decrease in cash and cash equivalents	(4,335)	(1,939)	(44,633)
Cash and cash equivalents at beginning of period	33,030	34,969	65,548

Cash and cash equivalents at end of period	$28,695	$33,030	$20,915

Supplemental schedule of noncash activities:
Fixed assets acquired under capital lease	$—	$241	$202

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(dollars in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2013 - Predecessor	$—	$292,989	$(26,199)	$(4,871)	$261,919
Net loss	—	—	(44,526)	—	(44,526)
FMV adjustment to common stock with put options (1)	—	(4,876)	—	—	(4,876)
Exercise of stock options	—	804	—	—	804
Change in cumulative foreign currency translation adjustment (2)	—	—	—	(95)	(95)

Balance at June 29, 2014 - Predecessor	—	288,917	(70,725)	(4,966)	213,226

Close Predecessor’s stockholders’ equity at merger date	—	(288,917)	70,725	4,966	(213,226)
Issue 5,000 shares of common stock	—	542,929	—	—	542,929
Net loss (3)	—	—	(15,790)	—	(15,790)

Balance at June 30, 2014 - Successor	$—	$542,929	$(15,790)	$—	$527,139

(1)	Management of the Predecessor Company controlled 161.2 shares of common stock at December 31, 2013. These shares contained a put feature that allowed redemption at the holder’s option. Prior to the June 30, 2014 Merger Transaction, these shares were classified as temporary equity and adjusted to fair value.
(2)	The cumulative foreign translation adjustment is the only item of other comprehensive loss.
(3)	The net loss in the Successor period ended June 30, 2014 consists of transaction costs related to the Merger Transaction.

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

On June 30, 2014, affiliates of CCMP Capital Advisors, LLC (“CCMP”) and Oak Hill Capital Partners (“OHCP”), together with certain current and former members of Hillman’s management, consummated a merger transaction (the “Merger Transaction”) pursuant to the terms and conditions of an Agreement and Plan of Merger dated as of May 16, 2014. As a result of the Merger Transaction, The Hillman Companies, Inc. remained a wholly-owned subsidiary of OHCP HM Acquisition Corp., which changed its name to HMAN Intermediate II Holdings Corp. (“Predecessor Holdco”), and became a wholly-owned subsidiary of HMAN Group Holdings Inc. (“Successor Holdco”). The total consideration paid in the Merger Transaction was approximately $1,502,227 including repayment of outstanding debt and including the value of the Company’s outstanding junior subordinated debentures ($105,443 liquidation value at the time of the Merger Transaction). The merger consideration is subject to certain post-closing working capital and other adjustments.

Prior to the Merger Transaction, affiliates of OHCP owned 95.6% of the Predecessor Holdco’s outstanding common stock and certain current and former members of management owned 4.4% of the Predecessor Holdco’s outstanding common stock. Upon consummation of the Merger Transaction, affiliates of CCMP owned 80.4% of the Successor Holdco’s outstanding common stock, affiliates of OHCP owned 16.9% of the Successor Holdco’s outstanding common stock, and certain current and former members of management owned 2.7% of the Successor Holdco’s outstanding common stock.

The Company’s condensed consolidated balance sheet and its related statements of comprehensive loss, cash flows, and stockholders’ equity for the periods presented prior to June 30, 2014 are referenced herein as the predecessor financial statements (the “Predecessor” or “Predecessor Financial Statements”). The Company’s condensed consolidated balance sheet as of June 30, 2014 and its related statements of comprehensive loss, cash flows, and stockholders’ equity for the periods presented subsequent to the Merger Transaction are referenced herein as the successor financial statements (the “Successor” or “Successor Financial Statements”).

The Successor Financial Statements reflect the preliminary allocation of the aggregate purchase price of approximately $1,502,227, including the value of the Company’s junior subordinated debentures, to the assets and liabilities of Hillman based on fair values at the date of the Merger Transaction in accordance with ASC Topic 805, “Business Combinations.” The Company is in the process of obtaining third-party valuations of certain assets held by the Company at the time of the Merger Transaction, including but not limited to customer relationships, patents, licenses, property and equipment, non-compete agreements and the corresponding impact of deferred income taxes. The Company is also in the process of finalizing its fair value evaluation of inventory. Thus, the allocation of the purchase price is subject to change. Any amounts attributable to such assets are expected to be finalized during 2014.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

1.	Basis of Presentation (continued):

The accompanying unaudited condensed consolidated financial statements present information in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. Management believes that the financial statements include all normal recurring accrual adjustments necessary for a fair presentation. Operating results for the six month period ended June 30, 2014 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report filed on Form 10-K for the year ended December 31, 2013.

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

The following tables reconcile the fair value of the acquired assets and assumed liabilities to the total purchase price:

Amount
Fair value of consideration transferred	$1,396,784

Cash	$28,695
Accounts Receivable	113,030
Inventory	195,316
Other current assets	22,250
Property and equipment	94,794
Goodwill	789,072
Intangible assets	572,500
Other non-current assets	3,482

Total assets	1,819,139
Less:
Accounts payable	(65,009)
Deferred income taxes	(174,602)
Junior subordinated debentures	(105,443)
Junior subordinated debentures premium	(22,437)
Other liabilities	(54,864)

Net assets	$1,396,784

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

1.	Basis of Presentation (continued):

The following table indicates the pro forma financial statements of the Company for the three and six months ended June 30, 2013 and 2014, respectively (including transaction costs $53,699 as discussed in Note 14). The pro forma financial statements give effect to the acquisition, on February 19, 2013, of all of the issued and outstanding Class A common shares of H. Paulin & Co., Limited (the “Paulin Acquisition”) and the Merger Transaction as if they had each occurred on January 1, 2013.

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Net Sales	202,598	357,377	192,711	352,560
Net Income (Loss)	1,623	(4,852)	1,385	(38,583)

The pro-forma results are based on assumptions that the Company believes are reasonable under the circumstances. The pro-forma results are not necessarily indicative of the operating results that would have occurred if the Paulin Acquisition and Merger Transaction had been effective January 1, 2013, nor are they intended to be indicative of results that may occur in the future. The underlying pro-forma information includes the historical results of the Company and Paulin, the Company’s financing arrangements related to the Merger Transaction, and certain purchase accounting adjustments.

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

Accounts Receivable and Allowance for Doubtful Accounts:

The Company establishes the allowance for doubtful accounts using the specific identification method and also provides a reserve in the aggregate. The estimates for calculating the aggregate reserve are based on historical collection experience. Increases to the allowance for doubtful accounts result in a corresponding expense. The Company writes off individual accounts receivable when collection becomes improbable. The allowance for doubtful accounts was $784 at June 30, 2014 and $703 at December 31, 2013.

Property and Equipment and Accumulated Depreciation:

Property and equipment, including assets acquired under capital leases, are carried at cost and include expenditures for new facilities and major renewals. Maintenance and repairs are charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from their respective accounts, and the resulting gain or loss is reflected in income from operations. The accumulated depreciation was $61,370 at December 31, 2013 and zero at June 30, 2014, after adjustment to fair value in connection with the Merger Transaction.

Shipping and Handling:

The costs incurred to ship product to customers, including freight and handling expenses, are included in selling, general, and administrative (“SG&A”) expenses on the Company’s condensed consolidated statements of comprehensive loss. The Company’s shipping and handling costs were $8,557 and $7,142 in the three month periods ended June 30, 2014 and 2013, respectively. The Company’s shipping and handling costs were $14,890 and $12,756 in the six month periods ended June 30, 2014 and 2013, respectively.

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

Reclassifications:

Certain amounts in the prior year financial statements were reclassified to conform to the current year’s presentation. These reclassifications had no impact on the prior periods’ net income or stockholders’ equity.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The update outlines a five-step model and related application guidance, which replaces most existing revenue recognition guidance. ASU 2014-09 is effective for us in the fiscal year ending December 31, 2017, and for interim periods within that year.

The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this standard recognized at the date of initial application. Early application is not permitted. We are currently assessing the impact of implementing this guidance on our consolidated results of operations and financial condition.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

4.	Acquisitions:

On February 19, 2013, the Company consummated the Paulin Acquisition. The aggregate purchase price of the Paulin Acquisition was $103,416 paid in cash. On March 31, 2013, H. Paulin & Co., Limited was amalgamated with The Hillman Group Canada ULC and continues as a division operating under the trade name of H. Paulin & Co. (“Paulin”).

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

The excess of the purchase price over the net assets has been allocated to goodwill and intangible assets based upon an independent valuation appraisal. The Company made a Section 338(g) election which will impact the deductibility of goodwill for tax purposes.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

5.	Goodwill and Other Intangible Assets:

Goodwill represents the excess purchase cost over the fair value of net assets of companies acquired in business combinations. Goodwill is an indefinite lived asset and is assessed for impairment at least annually or more frequently if a triggering event occurs. If the carrying amount of a reporting unit is greater than the fair value, impairment may be present. ASC 350 permits an entity to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before applying the two-step goodwill impairment model. If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. No impairment charges were recorded by the Company in 2014 or 2013.

Goodwill amounts by reporting unit are summarized as follows:

	Goodwill at December 31, 2013	Acquisitions (1)	Dispositions	Other (2)	Goodwill at June 30, 2014
United States, excluding All Points	$446,382	$322,478	$—	$—	$768,860
All Points	58	—	—	—	58
Canada	12,785	326	—	(31)	13,080
Mexico	7,002	—	—	72	7,074
Australia	—	—	—	—	—

Total	$466,227	$322,804	$—	$41	$789,072

(1)	Changes in values primarily related to the Merger Transaction.
(2)	These amounts relate to adjustments resulting from fluctuations in foreign currency exchange rates.

The Company also evaluates indefinite-lived intangible assets (primarily trademarks and trade names) for impairment annually or more frequently if events and circumstances indicate that it is more likely than not that the fair value of an indefinite-lived intangible asset is below its carrying amount. ASC 350 permits an entity to assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount before applying the two-step impairment model. In connection with the evaluation, an independent appraiser assessed the value of the Company’s intangible assets based on a relief from royalties, excess earnings, and lost profits discounted cash flow model. An impairment charge is recorded if the carrying amount of an indefinite-lived intangible asset exceeds the estimated fair value on the measurement date. No impairment charges were recorded by the Company in 2014 or 2013.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

5.	Goodwill and Other Intangible Assets (continued):

Definite-lived intangible assets are amortized over their useful lives and are subject to impairment testing. The values assigned to intangible assets were determined by a preliminary appraisal. The intangible asset values may be adjusted by management for changes determined upon completion of work on the independent appraisal. Other intangibles, net, as of June 30, 2014 and December 31, 2013 consist of the following:

	Estimated Useful Life (Years)	June 30, 2014	Estimated Useful Life (Years)	December 31, 2013
Customer relationships	20	$450,000	20	$341,500
Trademarks - All Others	Indefinite	80,000	Indefinite	54,082
Trademarks - TagWorks	5	—	5	240
Patents	5-20	25,000	5-20	20,250
Quick Tag license	2	7,000	6	11,500
Laser Key license	1.5	1,500	5	1,250
KeyWorks license	6.5	4,000	10	4,100
Non-compete agreements	6.5	5,000	5-10	4,450

Intangible assets, gross		572,500		437,372
Less: Accumulated amortization		—		75,007

Other intangibles, net		$572,500		$362,365

The Predecessor’s amortization expense for amortizable intangible assets was $5,549 and $5,559 for the three month periods ended June 30, 2014 and 2013, respectively. The Predecessor’s amortization expense for amortizable intangible assets was $11,093 and $11,005 for the six month periods ended June 30, 2014 and 2013, respectively. The combination of the amortization expense for amortizable assets of the Successor and Predecessor for the year ended December 31, 2014 is estimated to be $26,576. For the years ended December 31, 2015, 2016, 2017, 2018, and 2019, the Successor’s amortization expense for amortizable assets is estimated to be $30,966, $28,213, $26,463, $26,463, and $25,843, respectively.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

6.	Commitments and Contingencies:

The Company self-insures our product liability, automotive, workers’ compensation, and general liability losses up to $250 per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences in excess of $250 up to $40,000. The two risk areas involving the most significant accounting estimates are workers’ compensation and automotive liability. Actuarial valuations performed by the Company’s outside risk insurance expert were used by the Company’s management to form the basis for workers’ compensation and automotive liability loss reserves. The actuary contemplated the Company’s specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes the liability of approximately $1,435 recorded for such risk insurance reserves is adequate as of June 30, 2014.

As of June 30, 2014, the Company has provided certain vendors and insurers letters of credit aggregating $3,633 related to our product purchases and insurance coverage of product liability, workers’ compensation, and general liability.

The Company self-insures our group health claims up to an annual stop loss limit of $200 per participant. Aggregate coverage is maintained for annual group health insurance claims in excess of 125% of expected claims. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves. Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claim data and certain actuarial assumptions. The Company believes the liability of approximately $2,368 recorded for such group health insurance reserves is adequate as of June 30, 2014.

On October 1, 2013, Hillman Group filed a complaint against Minute Key Inc., a manufacturer of fully-automatic, self-service key duplication kiosks, in the United States District Court for the Southern District of Ohio (Western Division), seeking a declaratory judgment of non-infringement and invalidity of a U.S. patent issued to Minute Key Inc. on September 10, 2013. Hillman Group’s filing against Minute Key Inc. was in response to a letter dated September 10, 2013 in which Minute Key Inc. alleged that Hillman Group’s FastKey™ product infringes the newly-issued patent.

On October 23, 2013, Minute Key Inc. filed an answer and counterclaim against the Hillman Group alleging patent infringement. Minute Key Inc. also requested that the court dismiss the Hillman Group’s complaint, enter judgment against the Hillman Group that we are willfully and deliberately infringing the patent, grant a permanent injunction, and award unspecified monetary damages to Minute Key Inc.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

6.	Commitments and Contingencies (continued):

Following a status conference on March 5, 2014, the court assigned the case for mediation. Prior to the mediation, Minute Key Inc. filed two motions on March 17, 2014 seeking to voluntarily withdraw its counterclaim alleging infringement by Hillman Group and also to dismiss Hillman Group’s complaint for non-infringement and invalidity. Both motions remain pending before the court. The court-ordered mediation was held on April 23, 2014 but no settlement was reached. Shortly after the mediation session, however, Minute Key Inc. provided Hillman Group with a covenant promising not to sue for infringement of the newly-issued patent against any existing Hillman Group product, including the FastKey™ and Key Express™ products.

Hillman Group filed motions on May 9, 2014 seeking to add additional claims to the case against Minute Key Inc. under Federal and Ohio state unfair competition statutes. These motions also remain pending before the court.

Because the lawsuit remains in a preliminary stage, it is not yet possible to assess the impact, if any, that the lawsuit will have on the Company. However, Hillman Group intends to continue to pursue the lawsuit vigorously and believes that it has meritorious claims for invalidity of Minute Key Inc.’s patent and for Minute Key Inc.’s unfair competition.

On July 14, 2014, PrimeSource Building Products, Inc., a supplier of products and materials in the building, construction, and do-it-yourself industries (“PrimeSource”), filed a complaint against Hillman Group in the United States District Court for the Northern District of Texas (Dallas Division) alleging trademark infringement, unfair competition, and unjust enrichment. On July 30, 2014, PrimeSource filed a motion for preliminary injunction. On August 8, 2014, Hillman Group filed a motion to dismiss the complaint and also intends to file a memorandum in opposition to the motion regarding PrimeSource’s preliminary injunction motion.

Because the lawsuit is in a preliminary stage, it is not yet possible to assess the impact, if any, that the lawsuit will have on the Company. However, Hillman Group believes that it has meritorious defenses to the claims and intends to defend the lawsuit vigorously.

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

Gregory Mann and Gabrielle Mann are employed by the All Points subsidiary of Hillman. All Points leases an industrial warehouse and office facility from companies under the control of the Manns. The Company has recorded rental expense for the lease of this facility on an arm’s length basis. The rental expense for the lease of this facility was $82 for the three month periods ended June 30, 2014 and 2013. The rental expense for the lease of this facility was $165 for the six month periods ended June 30, 2014 and 2013.

In connection with the Paulin Acquisition, the Company entered into three leases for five properties containing industrial warehouse, manufacturing plant, and office facilities on February 19, 2013. The owners of the properties under one lease are relatives of Richard Paulin, who is employed by The Hillman Group Canada ULC, and the owner of the properties under the other two leases is a company which is owned by Richard Paulin and certain of his relatives. The Company has recorded rental expense for the three leases on an arm’s length basis. The rental expense for the lease of this facility was $190 and $201 for the three month periods ended June 30, 2014 and 2013, respectively. The rental expense for the lease of this facility was $376 and $293 for the six month periods ended June 30, 2014 and 2013, respectively.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

8.	Income Taxes:

The Company’s policy is to estimate income taxes for interim periods based on estimated annual effective tax rates. These are derived, in part, from expected pre-tax income or loss. Accordingly, the Company applied an estimated annual effective tax rate to the interim period pre-tax loss in the one day Successor period ended June 30, 2014, the six and three month Predecessor periods ended June 29, 2014, and the six and three month Predecessor periods ended June 30, 2013 to calculate the income tax benefit in accordance with the principal method prescribed by ASC 740-270, the accounting guidance established for computing income taxes in interim periods.

The effective income tax rate was 28.3% for the one day Successor period ended June 30, 2014. The effective income tax rates were 35.1% and 101.6% for the six month Predecessor periods ended June 29, 2014 and June 30, 2013, respectively. The effective income tax rates were 34.4% and -93.2% for the three month Predecessor periods ended June 29, 2014 and June 30, 2013, respectively.

The effective income tax rate differed from the federal statutory rate in the one day Successor period ended June 30, 2014 and the six and three month Predecessor periods ended June 29, 2014 primarily due to certain non-deductible costs associated with the Merger Transaction. The effective income tax rate also differed from the federal statutory rate in the six and three month Predecessor periods ended June 29, 2014 due to a current period benefit caused by the effect of changes in certain state income tax rates on the Company’s deferred tax assets and liabilities. The effective income tax rate differed from the federal statutory rate in the six and three month Predecessor periods ended June 30, 2013 primarily due to a current period benefit caused by the effect of changes in certain state income tax rates on the Company’s deferred tax assets and liabilities and the reduction of valuation reserves related to certain deferred tax assets. The remaining differences between the federal statutory rate and the effective tax rate in the one day Successor period ended June 30, 2014 was primarily due to state income taxes. The remaining differences between the federal statutory rate and the effective tax rate in the six and three month Predecessor periods ended June 29, 2014 and June 30, 2013 were primarily due to state and foreign income taxes.

9.	Long-Term Debt:

Concurrent with the consummation of the Merger Transaction, Hillman Companies and certain of its subsidiaries closed on a $620,000 senior secured credit facility (the “Senior Facilities”), consisting of a $550,000 term loan and a $70,000 revolving credit facility (“Revolver”). The term loan portion of the Senior Facilities has a seven year term and the Revolver has a five year term. For the first fiscal quarter after June 30, 2014, the Senior Facilities provide term loan borrowings at interest rates based on a LIBOR plus a LIBOR Spread of 3.50%, or an Alternate Base Rate (“ABR”) plus an ABR Spread of 2.50%. The LIBOR is subject to a minimum floor rate of 1.00% and the ABR is subject to a minimum floor of 2.00%. Additionally, the Senior Facilities provide Revolver borrowings at interest rates based on a LIBOR plus a LIBOR Spread of 3.25%, or an ABR plus an ABR Spread of 2.25%. There is no minimum floor rate for Revolver loans. After the initial fiscal quarter, the borrowing rate shall be adjusted quarterly on a prospective basis on each adjustment date based upon total leverage ratio for initial term loans and the senior secured leverage ratio for Revolver loans.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

9.	Long-Term Debt (continued):

Concurrent with the consummation of the Merger Transaction, Hillman Group issued $330,000 aggregate principal amount of its senior notes due July 15, 2022 (the “6.375% Senior Notes”), which are guaranteed by Hillman Companies and its domestic subsidiaries other than the Hillman Group Capital Trust. Hillman Group pays interest on the 6.375% Senior Notes semi-annually on January 15 and July 15 of each year.

Prior to the consummation of the Merger Transaction, the Company, through Hillman Group, was party to a Senior Credit Agreement (the “Prior Credit Agreement”), consisting of a $30,000 revolving credit line and a $384,400 term loan. The facilities under the Prior Credit Agreement had a maturity date of May 28, 2017. In addition, the Company, through Hillman Group, had issued $265,000 in aggregate principal amount of 10.875% Senior Notes that were scheduled to mature on June 1, 2018. In connection with the Merger Transaction, both the Prior Credit Agreement and the 10.875% Senior Notes were repaid and terminated.

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

The Senior Facilities provide for customary events of default, including but not limited to, payment defaults, breach of representations or covenants, cross-defaults, bankruptcy events, failure to pay judgments, attachment of its assets, change of control, and the issuance of an order of dissolution. Certain of these events of default are subject to notice and cure periods or materiality thresholds. The Company is also required to comply, in certain circumstances, with a senior secured net leverage ratio covenant. This covenant only applies if, at the end of a fiscal quarter, there are outstanding Revolver borrowings in excess of 35% of the total revolving commitments. As of June 30, 2014, the Revolver loan amount of $16,000 and outstanding letters of credit of approximately $3,600 represented 28% of total revolving commitments and this financial covenant was not in effect. The occurrence of an event of default permits the lenders under the Senior Facilities to accelerate repayment of all amounts due. The Company was in compliance with all provisions and covenants of the Senior Facilities as of June 30, 2014.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

10.	Common and Preferred Stock:

The Hillman Companies has one class of common stock, with 5,000 shares authorized, issued, and outstanding as of June 30, 2014. All outstanding shares of Hillman Companies common stock are owned by Successor Holdco.

Under the terms of the Stockholders Agreement for the Predecessor Holdco common stock, (the “Predecessor Stockholders Agreement”), management shareholders had the ability to put their shares back to Predecessor Holdco under certain conditions, including death or disability. ASC 480-10-S99 requires shares to be classified outside of permanent equity if they can be redeemed and the redemption is not solely within the control of the issuer. Further, if it is determined that redemption of the shares is probable, the shares are marked to redemption value which equals fair value at each balance sheet date with the change in fair value recorded in additional paid-in capital. Accordingly, the 161.2 shares of common stock held by management at December 31, 2013 were recorded outside permanent equity and were adjusted to the fair value of $16,975. The terms of the HMAN Group Holdings Inc. 2014 Equity Incentive Plan (the “Successor Equity Incentive Plan”) for Successor Holdco common stock does not grant put rights to management shareholders and no common stock held by management at June 30, 2014 is recorded outside permanent equity.

The Hillman Companies has one class of preferred stock, with 5,000 shares authorized and none issued or outstanding as of June 30, 2014.

11.	Stock-Based Compensation:

Effective May 28, 2010, the Predecessor established the OHCP HM Acquisition Corp. 2010 Stock Option Plan, as amended (the “Predecessor Option Plan”), pursuant to which Predecessor Holdco granted non-qualified stock options for the purchase of Predecessor Holdco common stock. Immediately prior to the consummation of the Merger Transaction, there were outstanding options to purchase 44,180 shares of Predecessor Holdco common stock. In connection with the Merger Transaction, the Predecessor Option Plan was terminated, and all options outstanding thereunder were cancelled. Upon consummation of the Merger Transaction, each outstanding option to purchase shares of Predecessor Holdco common stock was converted into the right to receive, in cash, a portion of the merger consideration in the Merger Transaction.

Option holders were not required by the terms of the Predecessor Option Plan or the Predecessor Stockholders Agreement to hold the shares for any period of time following exercise. Liability classification was required because this arrangement permits the holders to put the shares back without being exposed to the risks and rewards of the shares for a reasonable period of time. Consistent with past practice, the Company has elected to use the intrinsic value method to value the options. Immediately prior to the cancelation of the Predecessor Option Plan, the stock option liability was $48,517.

Effective June 30, 2014, Successor Holdco established the HMAN Group Holdings Inc. 2014 Equity Incentive Plan, pursuant to which Successor Holdco may grant options, stock appreciation rights, restricted stock, and other stock-based awards for up to an aggregate of 44,021 shares of its common stock. The Successor Equity Incentive Plan is administered by a committee of the Successor Holdco board of directors. Such committee determines the terms of each stock-based award grant under the Successor Equity Incentive Plan, except that the exercise price of any granted options and the grant price of any granted stock appreciation rights may not be lower than the fair market value of one share of common stock of Successor Holdco as of the date of grant. As of June 30, 2014, no stock-based awards have been granted under the Successor Equity Incentive Plan.

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

The 2010 Swap was initially designated as a cash flow hedge. Effective April 18, 2011, the Company executed the second amendment to the Prior Credit Agreement which modified the interest rate on the prior senior facilities (the “Prior Senior Facilities”). The critical terms for the 2010 Swap no longer matched the terms of the amended Prior Senior Facilities and the 2010 Swap was de-designated.

The 2010 Swap had no value at June 30, 2014 or at December 31, 2013. Adjustments of $418 to the fair value of the 2010 Swap were recorded in the second quarter of 2013 as a reduction in interest expense in the statement of condensed consolidated comprehensive loss for the favorable change in fair value since December 31, 2012.

Interest Rate Cap Agreements - On May 20, 2013, the Company entered into an Interest Rate Cap Agreement (the “2013 Rate Cap No. 1”) with a two-year term for a notional amount of $150,000 and the maximum LIBOR interest rate set at 1.25%. 2013 Rate Cap No. 1 became effective on May 28, 2013 and was terminated effective as of June 19, 2014.

On May 20, 2013, the Company entered into an Interest Rate Cap Agreement (the “2013 Rate Cap No. 2”) with a two-year term for a notional amount of $75,000 and the maximum LIBOR interest rate set at 1.25%. 2013 Rate Cap No. 2 became effective on May 28, 2013 and was terminated effective as of June 19, 2014.

The fair value of the interest rate caps was zero and $53 as of June 30, 2014 and December 31, 2013, respectively. Prior to their termination on June 19, 2014, the interest rate caps were reported on the condensed consolidated balance sheets in other non-current assets.

The Company’s interest rate cap agreements did not qualify for hedge accounting treatment because they did not meet the provisions specified in ASC 815, Derivatives and Hedging (“ASC 815”). Accordingly, the unrealized loss of $12 and realized gain of $2 on these derivatives was recognized on the condensed consolidated statement of comprehensive loss in the second quarter of 2014.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

12.	Derivatives and Hedging (continued):

Foreign Currency Forward Contract - During 2013, the Company entered into multiple foreign currency forward contracts (the “2013 FX Contracts”) with maturity dates ranging from July 2013 to December 2014 and a total notional amount of C$42,050. The 2013 FX Contracts fixed the Canadian to U.S. dollar forward exchange rate at points ranging from 1.02940 to 1.08210. The purpose of the 2013 FX Contracts was to manage the Company’s exposure to fluctuations in the exchange rate of the Canadian dollar.

During the first and second quarters of 2014, the Company entered into multiple foreign currency forward contracts (the “2014 FX Contracts”) with maturity dates ranging from March 2014 to March 2015 and a total notional amount of C$15,696. The 2014 FX Contracts fixed the Canadian to U.S. dollar forward exchange rate at points ranging from 1.11000 to 1.12670. The purpose of the 2014 FX Contracts was to manage the Company’s exposure to fluctuations in the exchange rate of the Canadian dollar.

The total fair value of the 2013 FX Contracts and 2014 FX Contracts was ($331) and ($42) as of June 30, 2014 and December 31, 2013, respectively, and was reported on the condensed consolidated balance sheets in other current liabilities. An increase in other expense of $289 was recorded in the statement of comprehensive loss for the unfavorable change in fair value from December 31, 2013.

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

The following tables set forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the period, by level, within the fair value hierarchy:

	As of June 30, 2014
	Level 1	Level 2	Level 3	Total
Trading securities	$1,998	$—	$—	$1,998
Foreign exchange forward contracts	—	(331)	—	(331)

	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
Trading securities	$4,386	$—	$—	$4,386
Interest rate caps	—	53	—	53
Foreign exchange forward contracts	—	(42)	—	(42)

Trading securities are valued using quoted prices on an active exchange. Trading securities represent assets held in a Rabbi Trust to fund deferred compensation liabilities and are included as restricted investments on the accompanying condensed consolidated balance sheets.

For the three months ended June 30, 2014 and 2013, the unrealized gains (losses) on these securities of $77 and ($69), respectively, were recorded as other income. For the six months ended June 30, 2014 and 2013, the unrealized gains on these securities of $95 and $69, respectively, were recorded as other income. An offsetting entry for the same amount, adjusting the deferred compensation liability and compensation expense within SG&A, was also recorded.

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

Prior to their termination on June 19, 2014, the interest rate caps were reported on the condensed consolidated balance sheets in other non-current assets.

The 2010 Swap expired in May 2013 and had no value as of June 30, 2014.

The Company utilizes foreign exchange forward contracts to manage our exposure to currency fluctuations in the Canadian dollar versus the U.S. dollar. The forward contracts were valued using observable benchmark rates at commonly quoted intervals during the term of the forward contracts.

As of June 30, 2014, the foreign exchange forward contracts were included in other current liabilities on the accompanying condensed consolidated balance sheet.

The fair value of the Company’s fixed rate senior notes and junior subordinated debentures as of June 30, 2014 and December 31, 2013 were determined by utilizing current trading prices obtained from indicative market data. As a result, the fair value measurement of the Company’s senior term loans is considered to be Level 2.

	June 30, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
6.375% Senior Notes	$330,000	$330,000	$—	$—
10.875% Senior Notes	—	—	271,750	285,538
Junior Subordinated Debentures	131,141	131,141	114,941	131,480

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the short term maturity of these instruments and the carrying value of the variable rate senior term loans approximates fair value as the interest rate is variable and approximates current market rates.

14.	Transaction, Acquisition, and Integration Expenses:

In the three and six month periods ended June 29, 2014, the Predecessor incurred $31,681 in transaction expenses primarily for investment banking, legal, and advisory services related to the Merger Transaction. In the one day period ended June 30, 2014, the Successor incurred $22,018 in transaction expenses primarily for legal, professional, and other advisory services in connection with the acquisition of the Company. The Successor transaction expenses include a payment of $15,000 to CCMP Capital Advisors for services related to the Merger Transaction.

The Predecessor incurred $2,153 and $4,182 in the three and six month periods ended June 30, 2013, respectively, for acquisition and integration costs related to the Paulin Acquisition.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

15.	Segment Reporting:

The Company’s segment reporting structure uses the Company’s management reporting structure as the foundation for how the Company manages our business. The Company periodically evaluates our segment reporting structure in accordance with ASC 350-20-55 and we have concluded that we have five reportable segments as of June 30, 2014. During 2013, the operations of the Paulin Acquisition were combined into the operations of the Canada segment. The United States segment, excluding All Points, and the Canada segment are considered material by the Company’s management as of June 30, 2014. The segments are as follows:

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

The transaction expenses incurred in connection with the Merger Transaction were recorded in the United States segment. For further information, see Note 14, Transaction, Acquisition, and Integration Expenses.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

15.	Segment Reporting (continued):

The table below presents revenues and income from operations for our reportable segments for the three and six months ended June 30, 2014 and 2013.

	Successor	Predecessor
	One Day Ended June 30, 2014	Three Months Ended June 29, 2014	Three Months Ended June 30, 2013
Revenues
United States excluding All Points	$—	$150,901	$142,851
All Points	—	5,674	5,881
Canada	—	43,846	42,073
Mexico	—	1,886	1,703
Australia	—	291	203

Total revenues	$—	$202,598	$192,711

Segment (Loss) Income from Operations
United States excluding All Points	$(22,018)	$(51,467)	$15,108
All Points	—	598	613
Canada	—	3,760	2,251
Mexico	—	200	116
Australia	—	(76)	(515)

Total (loss) income from operations	$(22,018)	$(46,985)	$17,573

	Successor	Predecessor
	One Day Ended June 30, 2014	Six Months Ended June 29, 2014	Six Months Ended June 30, 2013
Revenues
United States excluding All Points	$—	$269,009	$261,696
All Points	—	10,238	10,534
Canada	—	73,867	60,385
Mexico	—	3,620	3,670
Australia	—	643	345

Total revenues	$—	$357,377	$336,630

Segment (Loss) Income from Operations
United States excluding All Points	$(22,018)	$(44,830)	$22,152
All Points	—	896	984
Canada	—	4,214	2,417
Mexico	—	446	512
Australia	—	(114)	(708)

Total (loss) income from operations	$(22,018)	$(39,388)	$25,357

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

15.	Segment Reporting (continued):

Assets by segment as of June 30, 2014 and December 31, 2013 were as follows:

	Successor	Predecessor
	June 30, 2014	December 31, 2013
Assets
United States excluding All Points	$1,513,875	$936,008
All Points	9,253	8,379
Canada	305,696	300,906
Mexico	18,033	17,964
Australia	1,898	1,599

Total Assets	$1,848,755	$1,264,856

	Successor	Predecessor
	June 30, 2014	December 31, 2013
Cash and cash equivalents
United States excluding All Points	$24,692	$27,632
All Points	168	714
Canada	2,411	5,039
Mexico	1,416	1,570
Australia	8	14

Total Cash and cash equivalents	$28,695	$34,969

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

Merger Transaction

On June 30, 2014, affiliates of CCMP Capital Advisors, LLC (“CCMP”) and Oak Hill Capital Partners (“OHCP”), together with certain current and former members of Hillman’s management, consummated a merger transaction (the “Merger Transaction”) pursuant to the terms and conditions of an Agreement and Plan of Merger dated as of May 16, 2014. As a result of the Merger Transaction, The Hillman Companies, Inc. remained a wholly-owned subsidiary of OHCP HM Acquisition Corp., which changed its name to HMAN Intermediate II Holdings Corp. (“Predecessor Holdco”), and became a wholly-owned subsidiary of HMAN Group Holdings Inc. (“Successor Holdco”). The total consideration paid in the Merger Transaction was approximately $1.5 billion including repayment of outstanding debt and including the value of the Company’s outstanding junior subordinated debentures ($105.4 million liquidation value at the time of the Merger Transaction). The merger consideration is subject to certain post-closing working capital and other adjustments.

Prior to the Merger Transaction, affiliates of OHCP owned 95.6% of the Predecessor Holdco’s outstanding common stock and certain current and former members of management owned 4.4% of the Predecessor Holdco’s outstanding common stock. Upon consummation of the Merger Transaction, affiliates of CCMP owned 80.4% of the Successor Holdco’s outstanding common stock, affiliates of OHCP owned 16.9% of the Successor Holdco’s outstanding common stock, and certain current and former members of management owned 2.7% of the Successor Holdco’s outstanding common stock.

The Company’s condensed consolidated balance sheet and its related statements of comprehensive loss, cash flows, and stockholders’ equity for the periods presented prior to June 30, 2014 are referenced herein as the predecessor financial statements (the “Predecessor” or “Predecessor Financial Statements”). The Company’s condensed consolidated balance sheet as of June 30, 2010 and its related statements of comprehensive loss, cash flows, and stockholders’ equity for the periods presented subsequent to the Merger Transaction are referenced herein as the successor financial statements (the “Successor” or “Successor Financial Statements”). The Predecessor Financial Statements do not reflect certain transaction amounts that were incurred at the close of the Merger Transaction.

Financing Arrangements

Concurrent with the consummation of the Merger Transaction, Hillman Companies and certain of its subsidiaries closed on a $620.0 million senior secured credit facility (the “Senior Facilities”), consisting of a $550.0 million term loan and a $70.0 million revolving credit facility (“Revolver”). The term loan portion of the Senior Facilities has a seven year term and the Revolver has a five year term. For the first fiscal quarter after June 30, 2014, the Senior Facilities provide term loan borrowings at interest rates based on a LIBOR plus a LIBOR Spread of 3.50%, or an Alternate Base Rate (“ABR”) plus an ABR Spread of 2.50%. The LIBOR is subject to a minimum floor rate of 1.00% and the ABR is subject to a minimum floor of 2.00%. Additionally, the Senior Facilities provide Revolver borrowings at interest rates based on a LIBOR plus a LIBOR Spread of 3.25%, or an ABR plus an ABR Spread of 2.25%. There is no minimum floor rate for Revolver loans. After the initial fiscal quarter, the borrowing rate shall be adjusted quarterly on a prospective basis on each adjustment date based upon total leverage ratio for initial term loans and the senior secured leverage ratio for Revolver loans.

Concurrent with the consummation of the Merger Transaction, Hillman Group issued $330.0 million aggregate principal amount of its senior notes due July 15, 2022 (the “6.375% Senior Notes”), which are guaranteed by Hillman Companies and its domestic subsidiaries other than the Hillman Group Capital Trust. Hillman Group pays interest on the 6.375% Senior Notes semi-annually on January 15 and July 15 of each year.

Prior to the consummation of the Merger Transaction, the Company, through Hillman Group, was party to a Senior Credit Agreement (the “Prior Credit Agreement”), consisting of a $30.0 million revolving credit line and a $384.4 million term loan. The facilities under the Prior Credit Agreement had a maturity date of May 28, 2017. In addition, the Company, through Hillman Group, had issued $265.0 million in aggregate principal amount of 10.875% Senior Notes that were scheduled to mature on June 1, 2018. In connection with the Merger Transaction, both the Prior Credit Agreement and the 10.875% Senior Notes were repaid and terminated.

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

The Senior Facilities provide for customary events of default, including but not limited to, payment defaults, breach of representations or covenants, cross-defaults, bankruptcy events, failure to pay judgments, attachment of its assets, change of control, and the issuance of an order of dissolution. Certain of these events of default are subject to notice and cure periods or materiality thresholds. The Company is also required to comply, in certain circumstances, with a senior secured net leverage ratio covenant. This covenant only applies if, at the end of a fiscal quarter, there are outstanding Revolver borrowings in excess of 35% of the total revolving commitments. As of June 30, 2014, the Revolver loan amount of $16 million and outstanding letters of credit of $3.6 million represented 28% of total revolving commitments and this financial covenant was not in effect. The occurrence of an event of default permits the lenders under the Senior Facilities to accelerate repayment of all amounts due. The Company was in compliance with all provisions and covenants of the Senior Facilities as of June 30, 2014.

Acquisitions

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

Results of Operations

The following analysis of results of operations includes a brief discussion of the factors that affected the Company’s operating results and a comparative analysis of the periods for the one day ended June 30, 2014, the three months ended June 29, 2014, and three months ended June 30, 2013.

	Successor		Predecessor
	One Day ended June 30, 2014		Three Months ended June 29, 2014		Three Months ended June 30, 2013
(dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Net sales	$—	n/a	$202,598	100.0%	$192,711	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	—	n/a	103,927	51.3%	100,338	52.1%
Selling	—	n/a	28,195	13.9%	25,705	13.3%
Warehouse & delivery	—	n/a	22,248	11.0%	20,794	10.8%
General & administrative	—	n/a	11,755	5.8%	8,704	4.5%
Stock compensation	—	n/a	38,721	19.1%	4,580	2.4%
Transaction, acquisition and integration (a)	22,018	n/a	31,681	15.6%	2,153	1.1%
Depreciation	—	n/a	7,281	3.6%	6,273	3.3%
Amortization	—	n/a	5,549	2.7%	5,559	2.9%
Management fees to related party	—	n/a	15	0.0%	—	0.0%
Other expense	—	n/a	211	0.1%	1,032	0.5%

(Loss) income from operations	(22,018)	n/a	(46,985)	-23.2%	17,573	9.1%
Interest expense, net	—	n/a	11,605	5.7%	12,102	6.3%
Interest expense on junior subordinated notes	—	n/a	3,153	1.6%	3,153	1.6%
Investment income on trust common securities	—	n/a	(94)	0.0%	(95)	0.0%

(Loss) income before income taxes	(22,018)	n/a	(61,649)	-30.4%	2,413	1.3%
Income tax benefit	(6,228)	n/a	(21,185)	-10.5%	(2,250)	-1.2%

Net (loss) income	$(15,790)	n/a	$(40,464)	-20.0%	$4,663	2.4%

(a)	Represents expenses for investment banking, legal and other professional fees incurred in connection with the Merger Transaction and the Paulin Acquisition.

Current Economic Conditions

The Company’s business is impacted by general economic conditions in the North American and international markets, particularly the U.S. and Canadian retail markets including hardware stores, home centers, mass merchants, and other retailers. In recent quarters, operations have been negatively impacted by the slow, uneven growth in the U.S. economy and the retail market we sell into. Although there have been certain signs of improvement in the economy and stabilization of domestic credit markets from the height of the financial crisis, general expectations do not call for significant economic growth to return in the near term and may have the effect of reducing consumer spending which could adversely affect our results of operations during the remainder of 2014 and 2015.

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

The Three Months Ended June 29, 2014 vs the Three Months Ended June 30, 2013

Net Sales

Net sales for the second quarter of 2014 were $202.6 million, an increase of $9.9 million compared to net sales of $192.7 million for the second quarter of 2013. The increase in revenue was primarily the result of sales improvement of fastener and key products in our national accounts customers together with the Paulin business which contributed approximately $1.6 million in incremental net sales to the second quarter of 2014.

Expenses

Operating expenses were higher for the three months ended June 29, 2014 than the three months ended June 30, 2013. The primary reason for the increase in operating expenses was the incremental costs resulting from higher sales volume together with administrative, stock compensation, and transaction expense incurred in connection with the Merger Transaction. The following changes in underlying trends impacted the change in operating expenses:

•

The Company’s cost of sales was $103.9 million, or 51.3% of net sales, in the second quarter of 2014, an increase of $3.6 million compared to $100.3 million, or 52.1% of net sales, in the second quarter of 2013. The primary reason for the increase in cost of sales in the second quarter of 2014 was the increase in net sales of $9.9 million from the prior year period. Purchasing efficiencies and stable inventory prices allowed the cost of sales expressed as a percentage of net sales to improve from the prior year in spite of incremental Paulin business which carries a higher cost of sales percentage.

•

Selling expense was $28.2 million, or 13.9% of net sales, in the second quarter of 2014, an increase of $2.5 million compared to $25.7 million, or 13.3% of net sales, in the second quarter of 2013. The increase in selling expense was the result of higher set up costs on customer displays, commissions on key vending sales, and sales service payroll and payroll benefit related expenditures.

•

Warehouse and delivery expense was $22.2 million, or 11.0% of net sales, in the second quarter of 2014, an increase of $1.4 million compared to warehouse and delivery expense of $20.8 million, or 10.8% of net sales, in the second quarter of 2013. In the second quarter of 2014, higher warehouse and delivery expenses were attributable to the higher sales volume and higher freight and delivery costs.

•

General and administrative (“G&A”) expenses were $11.8 million in the second quarter of 2014, an increase of $3.1 million compared to $8.7 million in the second quarter of 2013. The G&A expenses in the 2014 period include compensation related cost from the Merger Transaction of approximately $2.7 million.

•

Stock compensation expenses from stock options primarily related to the Merger Transaction resulted in cost of $38.7 million in the second quarter of 2014. The stock compensation expense was $4.6 million in the second quarter of 2013. The increase in stock compensation expense was the result of an increase in the fair value of the underlying common stock and accelerated vesting of stock options as a result of the Merger Transaction.

•

Transaction expenses of $31.7 million in the second quarter of 2014 represent costs for investment banking, legal, and other expenses incurred in connection with the Merger Transaction. Acquisition and integration costs of $2.2 million in the second quarter of 2013 were the result of the Paulin Acquisition and integration.

•

Depreciation expense was $7.3 million in the second quarter of 2014 compared to $6.3 million in the second quarter of 2013. The increase in depreciation relates primarily to the increasing placement of FastKey machines in Walmart stores during the first six months of 2014 and the last six months of 2013.

•

Interest expense, net, was $11.6 million in the second quarter of 2014 compared to $12.1 million in the second quarter of 2013. The decrease in interest expense was primarily the result of a 50 basis point reduction in the interest rate for the Prior Credit Agreement as a result of an amendment to the credit agreement dated December 19, 2013.

The One Day Ended June 30, 2014

The Merger Transaction was consummated on June 30, 2014 and no revenue or operating expenses were incurred in this one day period. Transaction expenses of $22.0 million represent costs for legal, professional, diligence, and other expenses incurred by the Successor in connection with the Merger Transaction.

Results of Operations (continued)

The following analysis of results of operations includes a brief discussion of the factors that affected the Company’s operating results and a comparative analysis of the periods for the one day ended June 30, 2014, the six months ended June 29, 2014, and six months ended June 30, 2013.

	Successor		Predecessor
	One Day ended June 30, 2014		Six Months ended June 29, 2014		Six Months ended June 30, 2013
(dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Net sales	$—	n/a	$357,377	100.0%	$336,630	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	—	n/a	183,342	51.3%	173,984	51.7%
Selling	—	n/a	55,312	15.5%	48,965	14.5%
Warehouse & delivery	—	n/a	41,449	11.6%	37,155	11.0%
General & administrative	—	n/a	20,772	5.8%	17,191	5.1%
Stock compensation expense	—	n/a	39,229	11.0%	4,841	1.4%
Transaction, acquisition and integration (a)	22,018	n/a	31,681	8.9%	4,182	1.2%
Depreciation	—	n/a	14,149	4.0%	11,815	3.5%
Amortization	—	n/a	11,093	3.1%	11,005	3.3%
Management fees to related party	—	n/a	15	0.0%	—	0.0%
Other (income) expense	—	n/a	(277)	-0.1%	2,135	0.6%

(Loss) income from operations	(22,018)	n/a	(39,388)	-11.0%	25,357	7.5%
Interest expense, net	—	n/a	23,150	6.5%	24,055	7.1%
Interest expense on junior subordinated notes	—	n/a	6,305	1.8%	6,305	1.9%
Investment income on trust common securities	—	n/a	(189)	-0.1%	(189)	-0.1%

Loss before income taxes	(22,018)	n/a	(68,654)	-19.2%	(4,814)	-1.4%
Income tax benefit	(6,228)	n/a	(24,128)	-6.8%	(4,892)	-1.5%

Net (loss) income	$(15,790)	n/a	$(44,526)	-12.5%	$78	0.0%

The Six Months Ended June 29, 2014 vs the Six Months Ended June 30, 2013

Net Sales

Net sales for the first six months of 2014 were $357.4 million, an increase of $20.7 million compared to net sales of $336.6 million for the first six months of 2013. The increase in revenue was primarily attributable to the inclusion of the Paulin business which contributed approximately $14.2 million in incremental net sales to the first six months of 2014 and approximately $6.5 million primarily from sales improvement of fastener and key products in our national accounts customers.

Expenses

Operating expenses were higher for the six months ended June 29, 2014 than the six months ended June 30, 2013. The primary reason for the increase in operating expenses was the result of administrative, stock compensation, and transaction expense incurred in connection with the Merger Transaction. In addition, incremental operating expenses resulted from the inclusion of the Paulin business for the entire first six months of 2014 compared to approximately 4.5 months of the first six months of 2013. The following changes in underlying trends impacted the change in operating expenses:

•

The Company’s cost of sales was $183.3 million, or 51.3% of net sales, in the first six months of 2014, an increase of $9.4 million compared to $174.0 million, or 51.7% of net sales, in the first six months of 2013. The primary reason for the increase in cost of sales was the inclusion of the Paulin business in the entire first six months of 2014. Purchasing efficiencies and stable inventory prices allowed the cost of sales expressed as a percentage of net sales to improve from the prior year in spite of incremental Paulin business which carries a higher cost of sales percentage.

•

Selling expense was $55.3 million, or 15.5% of net sales, in the first six months of 2014, an increase of $6.3 million compared to $49.0 million, or 14.5% of net sales, in the first six months of 2013. An increase of approximately $1.4 million in the first six months of 2014 was attributable to the new Paulin business. The selling costs from the remaining Hillman businesses were approximately $4.9 million higher than the comparable 2013 period as a result of higher set up costs on customer displays, commissions on key vending sales, and sales service payroll and payroll benefit related expenditures.

•

Warehouse and delivery expense was $41.4 million, or 11.6% of net sales, in the first six months of 2014, an increase of $4.3 million compared to warehouse and delivery expense of $37.2 million, or 11.0% of net sales, in the first six months of 2013. In the first six months of 2014, additional warehouse and delivery expenses of approximately $2.7 million was attributable to the new Paulin business and incremental costs from higher sales volume and freight rates contributed to the remaining unfavorable variance to the prior year period.

•

General and administrative (“G&A”) expenses were $20.8 million in the first six months of 2014, an increase of $3.6 million compared to $17.2 million in the first six months of 2013. The G&A expenses in the 2014 period included approximately $2.7 million of compensation related cost from the Merger Transaction and approximately $1.2 million of additional costs from the inclusion of the Paulin business.

•

Stock compensation expenses from stock options primarily related to the Merger Transaction resulted in cost of $39.2 million in the first six months of 2014. The stock compensation expense was $4.2 million in the first six months of 2013. The increase in stock compensation expense was the result of an increase in the fair value of the underlying common stock and accelerated vesting of stock options as a result of the Merger Transaction.

•

Transaction expenses of $31.7 million in the first six months of 2014 represent costs for investment banking, legal, and other expenses incurred in connection with the Merger Transaction. Acquisition and integration costs were $4.2 million in the first six months of 2013 as a result of the Paulin Acquisition and integration.

•

Depreciation expense was $14.1 million in the first six months of 2014, an increase of $2.3 million compared to $11.8 million in the first six months of 2013. Depreciation expense of approximately $1.3 million was attributable to the fixed assets acquired in the Paulin Acquisition. The remaining increase in depreciation relates primarily to the increased placement of FastKey machines in Walmart stores during the first six months of 2014 and the last six months of 2013.

•

Interest expense, net, was $23.2 million in the first six months of 2014 compared to $24.1 million in the first six months of 2013. The decrease in interest expense was primarily the result of a 50 basis point reduction in the interest rate for the Prior Senior Facilities as a result of an amendment to the credit agreement dated December 19, 2013.

The One Day Ended June 30, 2014

The Merger Transaction was consummated on June 30, 2014 and no revenue or operating expenses were incurred in this one day period. Transaction expenses of $22.0 million represent costs for legal, professional, diligence, and other expenses incurred by the Successor in connection with the Merger Transaction.

Income Taxes

In the one day Successor period ended June 30, 2014, the Company recorded an income tax benefit of $6.2 million on a pre-tax loss of $22.0 million. The effective income tax rate was 28.3% for the one day Successor period ended June 30, 2014. In the six month Predecessor period ended June 29, 2014, the Company recorded an income tax benefit of $24.1 million on a pre-tax loss of $68.6 million. In the three month Predecessor period ended June 29, 2014, the Company recorded an income tax benefit of $21.2 million on a pre-tax loss of $61.6 million. The effective income tax rates were 35.1% and 34.4% for the six and three month Predecessor periods ended June 29, 2014.

In the six month Predecessor period ended June 30, 2013, the Company recorded an income tax benefit of $4.9 million on a pre-tax loss of $4.8 million. In the three month Predecessor period ended June 30, 2013, the Company recorded an income tax benefit of $2.2 million on a pre-tax income of $2.4 million. The effective income tax rates were 101.6% and -93.2% for the six and three month Predecessor periods ended June 30, 2013.

The difference between the effective income tax rate and the federal statutory rate in the one day Successor period ended June 30, 2014 and the six and three month Predecessor periods ended June 29, 2014 was affected by certain non-deductible costs associated with the Merger Transaction. The difference between the effective income tax rate and the federal statutory rate in the six and three month Predecessor periods ended June 29, 2014 was also affected by changes, in the second quarter, in certain state income tax rates used in computing the Company’s deferred tax assets and liabilities. The remaining differences between the federal statutory rate and the effective tax rate in the one day Successor period ended June 30, 2014 was primarily due to state income taxes. The remaining differences between the effective income tax rate and the federal statutory rate in the six and three month Predecessor periods ended June 29, 2014 was primarily due to state and foreign income taxes.

The difference between the effective income tax rate and the federal statutory rate in the six and three month Predecessor periods ended June 30, 2013 was affected by a valuation reserve recorded to offset the deferred tax assets of a foreign subsidiary. The effective income tax rate in the six and three month Predecessor periods ended June 30, 2013 was affected by the change, in the second quarter, of the estimated annual effective tax rate used to compute the interim tax provision as required by ASC 740-270, the accounting guidance established for computing income taxes in interim periods. The net effect of the change was recorded in the current period as required by the accounting standard. The effective income tax rate in the six and three month Predecessor periods ended June 30, 2013 was also affected by changes, in the second quarter, in certain state income tax rates used in computing the Company’s deferred tax assets and liabilities and a reduction of valuation reserves related to certain deferred tax assets. The remaining differences between the effective income tax rate and the federal statutory rate in the six and three month Predecessor periods ended June 30, 2013 was primarily due to state and foreign income taxes.

Liquidity and Capital Resources

Cash Flows

The statements of cash flows reflect the changes in cash and cash equivalents for the one day ended June 30, 2014 (Successor), six months ended June 29, 2014 (Predecessor), and the six months ended June 30, 2013 (Predecessor) by classifying transactions into three major categories: operating, investing, and financing activities. The cash flows from the Merger Transaction are separately discussed below.

Merger Transaction

In connection with the Merger Transaction, Successor Holdco issued common stock for $542.9 million in cash. Proceeds from borrowings under the Senior Facilities provided an additional $566.0 million and proceeds from the 6.375% Senior Notes provided $330.0 million, less net aggregate financing fees of $26.4 million. The debt and equity proceeds were used to repay the existing senior debt, 10.875% Senior Notes, and accrued interest thereon of $657.6 million, to repurchase the existing shareholders’ common equity and stock options of $727.3 million. The remaining proceeds were used to pay transaction expenses of $22.0 million and prepaid expenses of $0.1 million.

Operating Activities

Net cash provided by operating activities for the six months ended June 29, 2014 of $11.7 million was the result of the net loss adjusted for non-cash items of $41.3 million for depreciation, amortization, deferred taxes, deferred financing, and stock-based compensation together with cash related adjustments of $14.9 million for routine operating activities represented by changes in accounts receivable, inventories, accounts payable, accrued liabilities, and other assets. In the first six months of 2014, routine operating activities used cash through an increase in accounts receivable of $25.2 million, an increase in inventories of $17.9 million, and an increase in other items of $3.8 million. This was partially offset by an increase in accounts payable of $20.8 million, an increase in other accrued liabilities of $31.2 million, decrease in other assets of $8.8 million, and an increase of $1.0 million in interest payable on the junior subordinated debentures. In the first six months of 2014, increases in the accounts payable and accrued liabilities provided cash that was primarily used for seasonal increases in accounts receivable and inventory.

Net cash provided by operating activities for the six months ended June 30, 2013 of $3.8 million was the result of the net income adjusted for non-cash items of $21.6 million for depreciation, amortization, deferred taxes, deferred financing, stock-based compensation, and non-cash interest which was offset by cash related adjustments of $17.9 million for routine operating activities represented by changes in accounts receivable, inventories, accounts payable, accrued liabilities, and other assets. In the first six months of 2013, routine operating activities used cash through an increase in accounts receivable of $25.6 million, an increase in inventories of $4.4 million, a decrease in other accrued liabilities of $1.8 million and increase in other items of $6.7 million. This was partially offset by increase in other assets of $1.7 million, an increase in accounts payable of $8.0 million, and an increase of $1.0 million in interest payable on the junior subordinated debentures. In the first six months of 2013, the increase in accounts receivable was the primary use of cash flow from operating activities for the period.

Investing Activities

Net cash used for investing activities was $12.9 million for the six months ended June 29, 2014. Capital expenditures for the six months ended June 29, 2014 totaled $12.9 million, consisting of $6.7 million for key duplicating machines, $2.9 million for engraving machines, $2.8 million for computer software and equipment, and $0.5 million for machinery and equipment.

Net cash used for investing activities was $118.0 million for the six months ended June 30, 2013. The Company used $103.4 million for the Paulin Acquisition. Capital expenditures for the six months totaled $14.6 million, consisting of $8.6 million for key duplicating machines, $1.7 million for engraving machines, $2.8 million for computer software and equipment, and $1.5 million for machinery and equipment.

Financing Activities

Net cash used for financing activities was $0.6 million for the six months ended June 29, 2014. The Company received cash of $0.5 million from the exercise of stock options and used cash to pay $1.0 million in principal payments on the senior term loans under the Senior Facilities and $0.1 million in principal payments under capitalized lease obligations.

Net cash provided by financing activities was $72.4 million for the six months ended June 30, 2013. The borrowings on senior term loans provided $74.6 million, net of the discount of $2.2 million, and were used together with a portion of the borrowings on the 10.875% Senior Notes to pay the purchase price of the Paulin Acquisition and for other corporate purposes. In addition, the Company used cash to pay $1.8 million in principal payments on the senior term loans under the Prior Senior Facilities and $0.5 million in principal payments on other credit obligations.

Liquidity

The Company’s management believes that projected cash flows from operations and revolver availability will be sufficient to fund working capital and capital expenditure needs for the next 12 months.

The Company’s working capital (current assets minus current liabilities) position of $239.3 million as of June 30, 2014 represents an increase of $0.5 million from the December 31, 2013 level of $238.8 million.

Contractual Obligations

The Company’s contractual obligations in thousands of dollars as of June 30, 2014 were as follows:

		Payments Due
Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Junior Subordinated Debentures (1)	$131,141	$—	$—	$—	$131,141
Interest on Jr Subordinated Debentures	162,066	12,231	24,463	24,463	100,909
Senior Term Loans	550,000	5,500	11,000	11,000	522,500
Bank Revolving Credit Facility	16,000	—	—	16,000	—
6.375% Senior Notes	330,000	—	—	—	330,000
KeyWorks License Agreement	2,585	426	807	750	602
Interest Payments (2)	336,471	45,769	90,839	89,906	109,957
Operating Leases	62,246	9,509	12,707	9,999	30,031
Deferred Compensation Obligations	1,998	280	—	—	1,718
Capital Lease Obligations	800	300	384	99	17
Purchase Obligations (3)	1,050	350	350	350	—
Other Obligations	1,435	783	522	130	—
Uncertain Tax Position Liabilities	465	—	—	55	410

Total Contractual Cash Obligations (4)	$1,596,257	$75,148	$141,072	$152,752	$1,227,285

(1)	The junior subordinated debentures liquidation value is approximately $108,704.
(2)	Interest payments for borrowings under the Senior Facilities and the 6.375% Senior Notes. Interest payments on the variable rate Senior Term Loans were calculated using the actual interest rate of 4.50% as of June 30, 2014. Interest payments on the 6.375% Senior Notes were calculated at their fixed rate.
(3)	The Company has a purchase agreement with our supplier of key blanks which requires minimum purchases of 100 million key blanks per year. To the extent minimum purchases of key blanks are below 100 million, the Company must pay the supplier $0.0035 per key multiplied by the shortfall. Since the inception of the contract in 1998, the Company has purchased more than the requisite 100 million key blanks per year from the supplier. In 2013, the Company extended this contract for an additional three years.
(4)	All of the contractual obligations noted above are reflected on the Company’s condensed consolidated balance sheet as of June 30, 2014 except for the interest payments, purchase obligations, and operating leases.

As of June 30, 2014, the Company had no material purchase commitments for capital expenditures.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Borrowings

As of June 30, 2014, the Company had $50.4 million available under the Senior Facilities. The Company had approximately $566.7 million of outstanding debt under its Senior Facilities at June 30, 2014, consisting of $550.0 million in a term loan, $16.0 million in Revolver borrowings, and $0.7 million in capitalized lease and other obligations. The term loan consisted of a $550.0 million Term B-2 Loan at an interest rate of 4.5%. The Revolver borrowings consisted of $16.0 million at an interest rate of 3.40% and the capitalized lease obligations were at various interest rates.

At June 30, 2014 and December 31, 2013, the Company’s borrowings were as follows:

	Successor			Predecessor
	June 30, 2014			December 31, 2013
(dollars in thousands)	Facility Amount	Outstanding Amount	Interest Rate	Facility Amount	Outstanding Amount	Interest Rate
Term B-2 Loan		$550,000	4.50%		$385,399	3.75%
Revolving credit facility	$70,000	16,000	3.40%	$30,000	—	—
Capital leases & other obligations		714	various		556	various

Total secured credit		566,714			385,955
Senior notes		330,000	6.375%		265,000	10.875%

Total borrowings		$896,714			$650,955

Descriptions of the Company’s credit agreement governing the Senior Facilities, as amended, and the Senior Notes are contained in the “Financing Arrangements” section of this report on Form 10-Q.

Terms of the Senior Facilities subject the Company to a revolving facility test condition whereby a senior secured leverage ratio covenant of no greater than 6.5 times last twelve months Adjusted Ebitda comes into effect if more than 35% of the total Revolver commitment is drawn or utilized in letters of credit at the end of a fiscal quarter. If this covenant comes into effect, it may restrict the Company’s ability to incur debt, make investments, pay dividends to holders of the Trust Preferred Securities, or undertake certain other business activities. As of June 30, 2014, the total revolving credit commitment of the Company was 28.0% utilized.

Adjusted Ebitda for the twelve months ended June 30, 2014 is $135,935. Adjusted Ebitda is defined as loss from operations ($-30,322), plus depreciation ($27,130), amortization ($22,200), stock compensation expense ($43,394), restructuring costs ($3,329), transaction costs ($55,220), acquisition and integration costs ($6,141), foreign exchange losses ($491), management fees ($92), losses on dispositions of PP&E ($738), other ($421) and pro forma cost savings ($7,101).

Critical Accounting Policies and Estimates

Significant accounting policies and estimates are summarized in the notes to the condensed consolidated financial statements. Some accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts, and other information from outside sources, as appropriate. Management believes that these estimates and assumptions are reasonable based on the facts and circumstances as of June 30, 2014, however, actual results may differ from these estimates under different assumptions and circumstances.

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

Based on the Company’s exposure to variable rate borrowings at June 30, 2014, a one percent (1%) change in the weighted average interest rate for a period of one year would change the annual interest expense by approximately $5.7 million.

The Company is exposed to foreign exchange rate changes of the Australian, Canadian, and Mexican currencies as it impacts the $125.5 million tangible and intangible net asset value of our Australian, Canadian, and Mexican subsidiaries as of June 30, 2014. The foreign subsidiaries net tangible assets were $80.5 million and the net intangible assets were $45.0 million as of June 30, 2014.

The Company utilizes foreign exchange forward contracts to manage the exposure to currency fluctuations in the Canadian dollar versus the U.S. Dollar.

Item 4.

Controls and Procedures

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective, as of June 30, 2014, in ensuring that material information relating to the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2014 and that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. – Legal Proceedings.

The information set forth under Note 6 to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. – Risk Factors.

An investment in the Company’s securities involves certain risks as discussed below. However, the risks set forth below are not the only risks that the Company faces, and we face other risks which have not yet been identified or which are not yet otherwise predictable. If any of the following risks occur or are otherwise realized, the Company’s business, financial condition, and results of operations could be materially adversely affected. You should consider carefully the risks described below and all other information in this Form 10-Q, including the Company’s financial statements and the related notes and schedules thereto, prior to making an investment decision with regard to the Company’s securities. The risk factors presented below represent an update to all of our risk factors disclosed in Part I, Item IA of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 as a result of the Merger Transaction.

A prolonged economic downturn may adversely impact demand for our products, reduce access to credit, and cause our customers and others with which we do business to suffer financial hardship, all of which could adversely impact our business, results of operations, financial condition, and cash flows.

Our business, financial condition, and results of operations have and may continue to be affected by various economic factors. The U.S. economy is experiencing an uneven recovery following a protracted slowdown, and the future economic environment may continue to be challenging. The economic slowdown has led to reduced consumer and business spending and any delay in the recovery could lead to further reduced spending in the foreseeable future, including by our customers. In addition, economic conditions, including decreased access to credit, may result in financial difficulties leading to restructurings, bankruptcies, liquidations, and other unfavorable events for our customers, suppliers, and other service providers. If such conditions deteriorate in 2014 or through 2015, our industry, business, and results of operations may be materially adversely impacted.

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

The success of the Company’s efforts to grow our business depends on the contributions and abilities of key executives, our sales force, and other personnel, including the ability of our sales force to achieve adequate customer coverage. The Company must therefore continue to recruit, retain, and motivate management, sales, and other personnel to maintain our current business and to support our projected growth. A shortage of these key employees might jeopardize the Company’s ability to implement our growth strategy.

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

We are subject to the risks of doing business internationally.

A portion of our revenue is generated outside the United States, primarily from customers located in Canada, Mexico, Australia, Latin America, and the Caribbean. Because we sell our services outside the United States, our business is subject to risks associated with doing business internationally, which include:

•	changes in a specific country’s or region’s political and cultural climate or economic condition;

•	unexpected or unfavorable changes in foreign laws and regulatory requirements;

•	difficulty of effective enforcement of contractual provisions in local jurisdictions;

•	inadequate intellectual property protection in foreign countries;

•

trade-protection measures, import or export licensing requirements such as Export Administration Regulations promulgated by the U.S. Department of Commerce, Economic Sanctions Laws and Regulations administered by the Office of Foreign Assets Control and fines, penalties or suspension or revocation of export privileges;

•	violations of the United States Foreign Corrupt Practices Act;

•	the effects of applicable and potentially adverse foreign tax law changes;

•	significant adverse changes in foreign currency exchange rates;

•	longer accounts receivable cycles;

•	managing a geographically dispersed workforce; and

•	difficulties associated with repatriating cash in a tax-efficient manner.

Any failure to adapt to these or other changing conditions in foreign countries in which we do business could have an adverse effect on our business and financial results.

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

As a result of the Merger Transaction, the Company has $789.1 million of goodwill and $80.0 million of indefinite-lived trade names recorded on our Consolidated Balance Sheet at June 30, 2014. The Company is required to periodically determine if our goodwill or indefinite-lived trade names have become impaired, in which case we would write down the impaired portion of the intangible asset. If the Company were required to write down all or part of our goodwill or indefinite-lived trade names, our net income could be materially adversely affected.

The Company’s success is highly dependent on information and technology systems.

The Company believes that our proprietary computer software programs are an integral part of our business and growth strategies. Hillman depends on our information systems to process orders, to manage inventory and accounts receivable collections, to purchase, sell, and ship products efficiently and on a timely basis, to maintain cost-effective operations, and to provide superior service to our customers. If these systems are damaged, intruded upon, shutdown, or cease to function properly (whether by planned upgrades, force majeure, telecommunications failures, hardware or software break-ins or viruses, other cyber-security incidents, or otherwise), the Company may suffer disruption in its ability to manage and operate its business.

There can be no assurance that the precautions which the Company has taken against certain events that could disrupt the operations of our information systems will prevent the occurrence of such a disruption. Any such disruption could have a material adverse effect on the Company’s business and results of operations.

In addition, we are in the process of implementing a new enterprise resource planning (“ERP”) system to improve our business capabilities. Although it is not anticipated, any disruptions, delays, or deficiencies in the design and/or implementation of the new ERP system, or our inability to accurately predict the costs of such initiatives or our failure to generate revenue and corresponding profits from such activities and investments, could impact our ability to perform necessary business operations, which could adversely affect our reputation, competitive position, business, results of operations, and financial condition.

Unauthorized disclosure of sensitive or confidential customer, employee, supplier or Company information, whether through a breach of our computer systems, including cyber- attacks or otherwise, could severely harm our business.

As part of our business, we collect, process, and retain sensitive and confidential personal information about our customers, employees, and suppliers. Despite the security measures we have in place, our facilities and systems, and those of the retailers and other third party distributors with which we do business, may be vulnerable to security breaches, cyber-attacks, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events. Any security breach involving the misappropriation, loss, or other unauthorized disclosure of confidential customer, employee, supplier, or Company information, whether by us or by the retailers and other third party distributors with which we do business, could result in losses, severely damage our reputation, expose us to the risks of litigation and liability, disrupt our operations, and have a material adverse effect on our business, results of operations, and financial condition. The regulatory environment related to information security, data collection, and privacy is increasingly rigorous, with new and constantly changing requirements applicable to our business, and compliance with those requirements could result in additional costs.

Failure to adequately protect intellectual property could adversely affect our business.

Intellectual property rights are an important and integral component of our business. The Company attempts to protect our intellectual property rights through a combination of patent, trademark, copyright, and trade secret laws, as well as licensing agreements and third-party nondisclosure and assignment agreements. Failure to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business.

Risks relating to the Senior Notes and our Indebtedness

The Company has significant indebtedness that could affect operations and financial condition and prevent the Company from fulfilling our obligations under the notes.

The Company has a significant amount of indebtedness. On June 30, 2014, total indebtedness was $1,002.1 million, consisting of $105.4 million of indebtedness of Hillman and $896.7 million of indebtedness of Hillman Group.

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

The Company may be able to incur substantial additional indebtedness in the future. The terms of the indenture do not fully prohibit the Company or our subsidiaries from doing so. The senior secured credit facilities permit additional borrowing of up to $70.0 million on the revolving credit facility and all of those borrowings would rank senior to the notes and the guarantees. If new debt is added to our current debt levels, the related risks that the Company and our subsidiaries now face could intensify.

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

Certain of the Company’s credit agreements require the maintenance of a leverage ratio and limit our ability to incur debt, make investments, make dividend payments to holders of the Trust Preferred Securities, or undertake certain other business activities. In particular, our maximum allowed senior secured leverage requirement is 6.50x, excluding the junior subordinated debentures, as of June 30, 2014. A breach of the leverage covenant, or any other covenants, could result in an event of default under the credit agreements. Upon the occurrence of an event of default under the credit agreements, all amounts outstanding, together with accrued interest, could be declared immediately due and payable by our lenders. If this happens, our assets may not be sufficient to repay in full the payments due under the credit agreements. The current credit market environment and other macro-economic challenges affecting the global economy may adversely impact our ability to borrow sufficient funds or sell assets or equity in order to pay existing debt.

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

All of our indebtedness incurred in connection with the Senior Facilities has variable rate interest. Increases in borrowing rates will increase our cost of borrowing, which may affect our results of operations and financial condition.

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

As of June 30, 2014, the notes were effectively junior to $27.4 million of indebtedness and other current liabilities (including trade payables) of our non-guarantor subsidiaries. Our non-guarantor subsidiaries held $162.1 million of our consolidated assets as of June 30, 2014.

Restrictions imposed by the indenture governing the notes, and by our Senior Facilities and our other outstanding indebtedness, may limit our ability to operate our business and to finance our future operations or capital needs or to engage in other business activities,

The terms of our Senior Credit Facilities and the indenture governing the notes restrict us and our subsidiaries from engaging in specified types of transactions. These covenants restrict our ability and the ability of our restricted subsidiaries, among other things, to:

•	incur or guarantee additional indebtedness;

•	pay dividends on our capital stock or redeem, repurchase, or retire our capital stock or indebtedness;

•	make investments, loans, advances, and acquisitions;

•	create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries;

•	engage in transactions with our affiliates;

•	sell assets, including capital stock of our subsidiaries;

•	consolidate or merge; and

•	create liens.

In addition, the Revolver requires us to comply, under certain circumstances, with a minimum senior secured net leverage ratio covenant. Our ability to comply with this covenant can be affected by events beyond our control, and we may not be able to satisfy them. A breach of this covenant would be an event of default. In the event of a default under the Revolver, those lenders could elect to declare all amounts outstanding under the Revolver to be immediately due and payable or terminate their commitments to lend additional money, which would also lead to a cross-default and cross-acceleration of amounts owing under the New Term Loan Facility. If the indebtedness under our Senior Facilities or the notes were to be accelerated, our assets may not be sufficient to repay such indebtedness in full. In particular, noteholders will be paid only if we have assets remaining after we pay amounts due on our secured indebtedness, including our Senior Credit Facilities. We have pledged a significant portion of our assets as collateral under our Senior Credit Facilities.

We may not be able to generate sufficient cash to service all of our indebtedness, including the notes, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business, and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, including the notes. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital, or restructure or refinance our indebtedness, including the notes. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments and the indenture governing the notes may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our Senior Facilities and the indenture governing the notes will restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

Our ability to repay our debt, including the notes, is affected by the cash flow generated by our subsidiaries.

Our subsidiaries own substantially all of our assets and conduct substantially all of our operations. Accordingly, repayment of our indebtedness, including the notes, will be dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment, or otherwise. Unless they are guarantors of the notes, our subsidiaries will not have any obligation to pay amounts due on the notes or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of only indebtedness, including the notes. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. While the indenture governing the notes limits the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to certain qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness, including the notes.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3. – Defaults Upon Senior Securities.

Not Applicable

Item 4. – Mine Safety Disclosures.

Not Applicable

Item 5. – Other Information.

Not Applicable

Item 6. – Exhibits.

a)	Exhibits, including those incorporated by reference.

2.1	Agreement and Plan of Merger, dated May 16, 2014, among HMAN Group Holdings Inc., HMAN Intermediate Holdings Corp., HMAN Merger Sub Corp., OHCP HM Acquisition Corp. and the Representative (as defined therein) (1)

4.1 *	Indenture, dated as of June 30, 2014, among HMAN Finance Sub Corp., HMAN Intermediate Finance Sub Corp., as guarantor, and Wells Fargo Bank, National Association, as Trustee

4.2 *	First Supplemental Indenture, dated as of June 30, 2014, among The Hillman Group, Inc. and certain guarantors party thereto, and Wells Fargo Bank, National Association, as Trustee

10.1 *	Credit Agreement, dated as of June 30, 2014, by and among HMAN Finance Sub Corp., to be merged with and into The Hillman Group, Inc., Hillman Investment Company, HMAN Intermediate Finance Sub Corp., to be merged with and into The Hillman Companies Inc., the subsidiaries of the borrower from time to time party thereto, the financial institutions party thereto as lenders and Barclays Bank plc, as administrative agent for such lenders

10.2 *	2014 Equity Incentive Plan

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d- 14(a) under the Exchange Act

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d- 14(a) under the Exchange Act

32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1 *	Supplemental Consolidating Guarantor and Non-Guarantor Financial Information.

101 **	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the Securities and Exchange Commission on August 14, 2014, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, (iv) Condensed Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2014, and (v) Notes to Condensed Consolidated Financial Statements.

(1)	Filed as an exhibit to the Current Report on Form 8-K filed on May 19, 2014.
*	Filed herewith.
**	This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HILLMAN COMPANIES, INC.

/S/ ANTHONY A. VASCONCELLOS	/S/ HAROLD J. WILDER
Anthony A. Vasconcellos	Harold J. Wilder
Chief Financial Officer	Controller
(Chief Accounting Officer)

DATE: August 14, 2014