Form 10-Q
period 2014-09-30
HILLMAN COMPANIES INC
filed 2014-11-14
CIK 1029831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

On November 14, 2014, 5,000 shares of the Registrant’s common stock were issued and outstanding and 4,217,724 Trust Preferred Securities were issued and outstanding by the Hillman Group Capital Trust. The Trust Preferred Securities trade on the NYSE Amex under symbol HLM.Pr.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(dollars in thousands)

	Successor	Predecessor
	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$10,561	$34,969
Restricted investments	280	2,856
Accounts receivable, net	111,192	87,515
Inventories, net	199,873	177,580
Deferred income taxes	10,379	11,096
Other current assets	10,144	9,082

Total current assets	342,429	323,098
Property and equipment, net	92,482	95,818
Goodwill	791,093	466,227
Other intangibles, net	563,586	362,365
Restricted investments	1,797	1,530
Deferred financing fees, net	25,331	9,798
Investment in trust common securities	3,261	3,261
Other assets	1,367	2,759

Total assets	$1,821,346	$1,264,856

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$60,287	$44,369
Current portion of senior term loans	5,500	3,968
Current portion of capitalized lease and other obligations	266	219
Interest payable on junior subordinated debentures	1,019	—
Accrued expenses:
Salaries and wages	5,682	11,864
Pricing allowances	7,464	6,210
Income and other taxes	3,488	3,121
Interest	9,324	2,674
Deferred compensation	280	2,856
Other accrued expenses	9,509	9,031

Total current liabilities	102,819	84,312
Long term senior term loans	544,500	377,641
Bank revolving credit	3,000	—
Long term capitalized lease and other obligations	401	337
Long term senior notes	330,000	271,750
Junior subordinated debentures	130,915	114,941
Deferred compensation	1,797	1,530
Deferred income taxes	178,025	120,060
Other non-current liabilities	4,482	15,391

Total liabilities	1,295,939	985,962

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(dollars in thousands)

	Successor	Predecessor
LIABILITIES AND STOCKHOLDERS’ EQUITY (CONTINUED)	September 30, 2014	December 31, 2013
Common stock with put options:
Common stock, $.01 par, 5,000 shares authorized, none issued and outstanding at September 30, 2014 and 161.2 issued and outstanding at December 31, 2013	—	16,975

Commitments and contingencies (Note 6)
Stockholders’ Equity:
Preferred Stock:
Preferred stock, $.01 par, 5,000 shares authorized, none issued or outstanding at September 30, 2014 and at December 31, 2013	—	—
Common Stock:
Common stock, $.01 par, 5,000 shares authorized, issued and outstanding at September 30, 2014 and 4,838.8 issued and outstanding at December 31, 2013	—	—
Additional paid-in capital	544,265	292,989
Accumulated deficit	(13,978)	(26,199)
Accumulated other comprehensive loss	(4,880)	(4,871)

Total stockholders’ equity	525,407	261,919

Total liabilities and stockholders’ equity	$1,821,346	$1,264,856

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

(dollars in thousands)

	Successor	Predecessor
	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
Net sales	$195,956	$192,382
Cost of sales (exclusive of depreciation and amortization shown separately below)	99,655	97,805
Selling, general and administrative expenses	57,990	58,619
Transaction, acquisition and integration expenses	79	1,362
Depreciation	7,948	5,759
Amortization	7,866	5,554
Management fees to related party	138	63
Other (income) expense	(1,026)	791

Income from operations	23,306	22,429
Interest expense, net	14,674	11,975
Interest expense on junior subordinated debentures	3,152	3,152
Investment income on trust common securities	(94)	(95)

Income before income taxes	5,574	7,397
Income tax provision	3,762	5,649

Net income	$1,812	$1,748

Net income (from above)	$1,812	$1,748
Other comprehensive (loss) income:
Foreign currency translation adjustments	(4,880)	1,959

Total other comprehensive (loss) income	(4,880)	1,959

Comprehensive (loss) income	$(3,068)	$3,707

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(dollars in thousands)

	Successor	Predecessor
	Period from June 30, 2014 through September 30, 2014	Six Months Ended June 29, 2014	Nine Months Ended September 30, 2013
Net sales	$195,956	$357,377	$529,012
Cost of sales (exclusive of depreciation and amortization shown separately below)	99,655	183,342	271,789
Selling, general and administrative expenses	57,990	156,762	166,771
Transaction, acquisition and integration expenses	22,097	31,681	5,544
Depreciation	7,948	14,149	17,574
Amortization	7,866	11,093	16,559
Management fees to related party	138	15	63
Other (income) expense	(1,026)	(277)	2,926

Income (loss) from operations	1,288	(39,388)	47,786
Interest expense, net	14,674	23,150	36,030
Interest expense on junior subordinated debentures	3,152	6,305	9,457
Investment income on trust common securities	(94)	(189)	(284)

(Loss) income before income taxes	(16,444)	(68,654)	2,583
Income tax (benefit) provision	(2,466)	(24,128)	757

Net (loss) income	$(13,978)	$(44,526)	$1,826

Net (loss) income (from above)	$(13,978)	$(44,526)	$1,826
Other comprehensive loss:
Foreign currency translation adjustments	(4,880)	(95)	(2,254)

Total other comprehensive loss	(4,880)	(95)	(2,254)

Comprehensive loss	$(18,858)	$(44,621)	$(428)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(dollars in thousands)

	Successor	Predecessor
	Period from June 30, 2014 through September 30, 2014	Six Months Ended June 29, 2014	Nine Months Ended September 30, 2013
Cash flows from operating activities:
Net (loss) income	$(13,978)	$(44,526)	$1,826
Adjustments to reconcile net (loss) income to net cash (used for) provided by operating activities:
Depreciation and amortization	15,814	25,242	34,133
Loss on dispositions of property and equipment	20	—	101
Deferred income taxes	7	(24,458)	(383)
Deferred financing and original issue discount amortization	1,250	1,374	1,854
Stock-based compensation expense	336	39,229	6,365
Other non-cash interest and change in value of interest rate swap	137	—	(391)
Changes in operating items:
Accounts receivable	1,927	(25,267)	(26,723)
Inventories	(7,546)	(17,851)	(11,236)
Other assets	(10,044)	8,799	307
Accounts payable	488	20,811	5,770
Interest payable on junior subordinated debentures	—	1,019	1,019
Other accrued liabilities	(27,841)	31,183	5,478
Other items, net	907	(3,843)	2,533

Net cash (used for) provided by operating activities	(38,523)	11,712	20,653

Cash flows from investing activities:
Paulin acquisition	—	—	(103,418)
Acquisition of Hillman Companies, Inc.	(729,616)	—	—
Capital expenditures	(6,140)	(12,933)	(27,317)

Net cash used for investing activities	(735,756)	(12,933)	(130,735)

Cash flows from financing activities:
Borrowings of senior term loans	550,000	—	76,800
Repayments of senior term loans	(384,407)	(992)	(2,784)
Discount on senior term loans	—	—	(2,152)
Borrowings on revolving credit loans	16,000	—	—
Repayments of revolving credit loans	(13,000)	—	—
Principal payments under capitalized lease obligations	(47)	(84)	(73)
Borrowings of senior notes	330,000	—	—
Repayment of senior notes	(265,000)	—	—
Proceeds from exercise of stock options	—	474	—
Capital contribution from parent	543,929	—	—
Financing fees, net	(26,355)	—	—
Repayments of other credit obligations	—	—	(683)

Net cash provided by (used for) financing activities	751,120	(602)	71,108

Effect of exchange rate changes on cash	690	(116)	(202)
Net decrease in cash and cash equivalents	(22,469)	(1,939)	(39,176)
Cash and cash equivalents at beginning of period	33,030	34,969	65,548

Cash and cash equivalents at end of period	$10,561	$33,030	$26,372

Supplemental schedule of noncash activities:
Fixed assets acquired under capital lease	$—	$241	$214

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(dollars in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2013 - Predecessor	$—	$292,989	$(26,199)	$(4,871)	$261,919
Net loss	—	—	(44,526)	—	(44,526)
FMV adjustment to common stock with put options (1)	—	(4,876)	—	—	(4,876)
Exercise of stock options	—	804	—	—	804
Change in cumulative foreign currency translation adjustment (2)	—	—	—	(95)	(95)

Balance at June 29, 2014 - Predecessor	—	288,917	(70,725)	(4,966)	213,226

Close Predecessor’s stockholders’ equity at merger date	—	(288,917)	70,725	4,966	(213,226)
Capital contribution from parent	—	542,929	—	—	542,929
Net loss	—	—	(13,978)	—	(13,978)
Stock based compensation	—	336	—	—	336
Sale of 1,000 shares to Board member	—	1,000	—	—	1,000
Change in cumulative foreign currency translation adjustment (2)	—	—	—	(4,880)	(4,880)

Balance at September 30, 2014 - Successor	$—	$544,265	$(13,978)	$(4,880)	$525,407

(1)	Management of the Predecessor Company controlled 161.2 shares of common stock at December 31, 2013. These shares contained a put feature that allowed redemption at the holder’s option. Prior to the June 30, 2014 Merger Transaction, these shares were classified as temporary equity and adjusted to fair value.
(2)	The cumulative foreign currency translation adjustment is the only item of other comprehensive loss.

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

On June 30, 2014, affiliates of CCMP Capital Advisors, LLC (“CCMP”) and Oak Hill Capital Partners (“OHCP”), together with certain current and former members of Hillman’s management, consummated a merger transaction (the “Merger Transaction”) pursuant to the terms and conditions of an Agreement and Plan of Merger dated as of May 16, 2014. As a result of the Merger Transaction, The Hillman Companies, Inc. remained a wholly-owned subsidiary of OHCP HM Acquisition Corp., which changed its name to HMAN Intermediate II Holdings Corp. (“Predecessor Holdco”), and became a wholly-owned subsidiary of HMAN Group Holdings Inc. (“Successor Holdco” or “Holdco”). The total consideration paid in the Merger Transaction was approximately $1,504,498 including repayment of outstanding debt and including the value of the Company’s outstanding junior subordinated debentures ($105,443 liquidation value at the time of the Merger Transaction).

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

The Company’s condensed consolidated balance sheet and its related statements of comprehensive loss, cash flows, and stockholders’ equity for the periods presented prior to June 30, 2014 are referenced herein as the predecessor financial statements (the “Predecessor”). The Company’s condensed consolidated balance sheet as of September 30, 2014 and its related statements of comprehensive loss, cash flows, and stockholders’ equity for the periods presented subsequent to the Merger Transaction are referenced herein as the successor financial statements (the “Successor”).

The Successor Financial Statements reflect the preliminary allocation of the aggregate purchase price of approximately $1,504,498, including the value of the Company’s junior subordinated debentures, to the assets and liabilities of Hillman based on fair values at the date of the Merger Transaction in accordance with ASC Topic 805, “Business Combinations.” The Company is in the process of obtaining third-party valuations of certain assets held by the Company at the time of the Merger Transaction, including but not limited to customer relationships, patents, licenses, property and equipment, non-compete agreements and the corresponding impact of deferred income taxes. The Company is also in the process of finalizing its fair value evaluation of inventory. Thus, the allocation of the purchase price is subject to change. Any amounts attributable to such assets are expected to be finalized during 2014.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

1.	Basis of Presentation (continued):

The accompanying unaudited condensed consolidated financial statements present information in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. Management believes that the financial statements include all normal recurring accrual adjustments necessary for a fair presentation. Operating results for the nine month period ended September 30, 2014 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report filed on Form 10-K for the year ended December 31, 2013.

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

The following table reconciles the fair value of the acquired assets and assumed liabilities to the total purchase price:

Amount
Fair value of consideration transferred	$1,399,055

Cash	$28,695
Accounts Receivable	113,030
Inventory	194,611
Other current assets	22,250
Property and equipment	94,794
Goodwill	791,922
Intangible assets	572,500
Other non-current assets	3,481

Total assets	1,821,283
Less:
Accounts payable	(65,009)
Deferred income taxes	(174,475)
Junior subordinated debentures	(105,443)
Junior subordinated debentures premium	(22,437)
Other liabilities	(54,864)

Net assets	$1,399,055

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

1.	Basis of Presentation (continued):

The following table indicates the pro forma financial statements of the Company for the three and nine months ended September 30, 2013 and 2014, respectively (including transaction costs of $53,778 as discussed in Note 14). The pro forma financial statements give effect to the acquisition (the “Paulin Acquisition”), on February 19, 2013, of all of the issued and outstanding Class A common shares of H. Paulin & Co., Limited (“Paulin”) and the Merger Transaction as if they had each occurred on January 1, 2013.

	Three Months Ended Sept. 30, 2014	Nine Months Ended Sept. 30, 2014	Three Months Ended Sept. 30, 2013	Nine Months Ended Sept. 30, 2013
Net Sales	195,956	553,333	192,382	544,942
Net Income (Loss)	3,336	(1,516)	155	(38,428)

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

Accounts Receivable and Allowance for Doubtful Accounts:

The Company establishes the allowance for doubtful accounts using the specific identification method and also provides a reserve in the aggregate. The estimates for calculating the aggregate reserve are based on historical information which includes the aging of customer receivables and adjustments for any collectability concerns. Increases to the allowance for doubtful accounts result in a corresponding expense. The Company writes off individual accounts receivable when collection becomes improbable. The allowance for doubtful accounts was $776 at September 30, 2014 and $703 at December 31, 2013.

Property and Equipment and Accumulated Depreciation:

Property and equipment, including assets acquired under capital leases, are carried at cost and include expenditures for new facilities and major renewals. Maintenance and repairs are charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from their respective accounts, and the resulting gain or loss is reflected in income from operations. The accumulated depreciation was $61,370 at December 31, 2013 and $5,005 at September 30, 2014, after adjustment to fair value in connection with the Merger Transaction.

Shipping and Handling:

The costs incurred to ship product to customers, including freight and handling expenses, are included in selling, general, and administrative (“SG&A”) expenses on the Company’s condensed consolidated statements of comprehensive loss.

In the three month period ended September 30, 2014, the Successor’s shipping and handling costs were $7,797. In the six month period ended June 29, 2014, the Predecessor’s shipping and handling costs were $14,890. The Predecessor’s shipping and handling costs were $6,819 and $19,575 in the three and nine month periods ended September 30, 2013, respectively.

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

In April 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which stipulates that the disposal of a component of an entity is to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The pronouncement also removed the conditions that (a) the operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction and (b) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. The ASU is effective prospectively for all disposals (except disposals classified as held for sale before the adoption date) or components initially classified as held for sale in periods beginning on or after December 15, 2014, with early adoption permitted. We do not believe the adoption of this guidance will have a significant impact on our Condensed Consolidated Financial Statements.

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

In June 2014, the FASB issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The issue is the result of a consensus of the FASB Emerging Issues Task Force (EITF). The amendments in this ASU require that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015 and can be either applied prospectively or retrospectively. Early adoption is permitted. We do not believe the adoption of this guidance will have a significant impact on our Condensed Consolidated Financial Statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The guidance requires an entity to evaluate whether there are conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the financial statements are available to be issued when applicable) and to provide related footnote disclosures in certain circumstances. The guidance is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter (our fiscal 2017). Early application is permitted. We do not believe the adoption of this guidance will have a significant impact on our Condensed Consolidated Financial Statements.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

4.	Acquisitions:

On February 19, 2013, the Company consummated the Paulin Acquisition to expand our presence in Canada. The aggregate purchase price of the Paulin Acquisition was $103,416 paid in cash. On March 31, 2013, H. Paulin & Co., Limited was amalgamated with The Hillman Group Canada ULC and continues as a division operating under the trade name of H. Paulin & Co.

Paulin is a leading Canadian distributor and manufacturer of fasteners, fluid system products, automotive parts, and retail hardware components. Paulin’s distribution facilities are located across Canada in Vancouver, Edmonton, Winnipeg, Toronto, Montreal, and Moncton, as well as in Flint, Michigan and Cleveland, Ohio. Paulin’s manufacturing facilities are located in Ontario, Canada. For the year ended December 31, 2013, the post-acquisition revenues of H. Paulin & Co., Limited were approximately $130,459 and the post-acquisition net income was approximately $3,009.

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

Goodwill amounts by reporting unit are summarized as follows:

	Goodwill at December 31, 2013	Acquisitions (1)	Dispositions	Other (2)	Goodwill at September 30, 2014
United States, excluding All Points	$446,382	$325,141	$—	$—	$771,523
All Points	58	—	—	—	58
Canada	12,785	514	—	(619)	12,680
Mexico	7,002	—	—	(170)	6,832
Australia	—	—	—	—	—

Total	$466,227	$325,655	$—	$(789)	$791,093

(1)	Changes in values primarily related to the Merger Transaction.
(2)	These amounts relate to adjustments resulting from fluctuations in foreign currency exchange rates.

The Company also evaluates indefinite-lived intangible assets (primarily trademarks and trade names) for impairment annually or more frequently if events and circumstances indicate that it is more likely than not that the fair value of an indefinite-lived intangible asset is below its carrying amount. ASC 350 permits an entity to assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount before applying the two-step impairment model. In connection with the evaluation of indefinite-lived intangible assets, an independent appraiser assessed the value of the Company’s intangible assets based on a relief from royalties, excess earnings, and lost profits discounted cash flow model. An impairment charge is recorded if the carrying amount of an indefinite-lived intangible asset exceeds the estimated fair value on the measurement date. No impairment charges were recorded by the Company in 2014 or 2013.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

5.	Goodwill and Other Intangible Assets (continued):

Definite-lived intangible assets are amortized over their useful lives and are subject to impairment testing. The values assigned to intangible assets were determined by a preliminary appraisal. The intangible asset values may be adjusted by management for changes determined upon completion of work on the independent appraisal. Other intangibles, net, as of September 30, 2014 and December 31, 2013 consist of the following:

	Estimated Useful Life (Years)	September 30, 2014	Estimated Useful Life (Years)	December 31, 2013
Customer relationships	20	$449,219	20	$341,500
Trademarks - All Others	Indefinite	79,727	Indefinite	54,082
Trademarks - TagWorks	5	—	5	240
Patents	5-20	25,000	5-20	20,250
Quick Tag license	2	7,000	6	11,500
Laser Key license	1.5	1,500	5	1,250
KeyWorks license	6.5	4,000	10	4,100
Non-compete agreements	6.5	5,000	5-10	4,450

Intangible assets, gross		571,446		437,372
Less: Accumulated amortization		7,860		75,007

Other intangibles, net		$563,586		$362,365

The Successor’s amortization expense, excluding the adjustments resulting from fluctuations in foreign currency exchange rates, for amortizable assets was $7,860 for the three months ended September 30, 2014. The Predecessor’s amortization expense for amortizable assets was $5,554 for the three months ended September 30, 2013. The Successor’s amortization expense for amortizable assets was $7,866, including the adjustments resulting from fluctuations in foreign currency exchange rates, for the three months ended September 30, 2014 and the Predecessor’s expense was $11,093 for the six months ended June 29, 2014. The Predecessor’s amortization expense for amortizable assets was $16,559 for the nine months ended September 30, 2013. The combination of the amortization expense for amortizable assets of the Successor and Predecessor for the year ended December 31, 2014 is estimated to be $26,556. For the years ended December 31, 2015, 2016, 2017, 2018, and 2019, the Successor’s amortization expense for amortizable assets is estimated to be $30,927, $28,174, $26,424, $26,424, and $25,804, respectively.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

6.	Commitments and Contingencies:

The Company self-insures our product liability, automotive, workers’ compensation, and general liability losses up to $250 per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences in excess of $250 up to $40,000. The two risk areas involving the most significant accounting estimates are workers’ compensation and automotive liability. Actuarial valuations performed by the Company’s outside risk insurance expert were used by the Company’s management to form the basis for workers’ compensation and automotive liability loss reserves. The actuary contemplated the Company’s specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes the liability of approximately $1,713 recorded for such risk insurance reserves is adequate as of September 30, 2014.

As of September 30, 2014, the Company has provided certain vendors and insurers letters of credit aggregating $3,423 related to our product purchases and insurance coverage of product liability, workers’ compensation, and general liability.

The Company self-insures our group health claims up to an annual stop loss limit of $200 per participant. Aggregate coverage is maintained for annual group health insurance claims in excess of 125% of expected claims. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves. Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claim data and certain actuarial assumptions. The Company believes the liability of approximately $2,424 recorded for such group health insurance reserves is adequate as of September 30, 2014.

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

Minute Key Inc. later filed two motions on March 17, 2014 seeking to voluntarily withdraw its counterclaim alleging infringement by Hillman Group and also to dismiss Hillman Group’s complaint for non-infringement and invalidity. Shortly after an April 23, 2014 court-ordered mediation, Minute Key Inc. provided Hillman Group with a covenant promising not to sue for infringement of two of its patents against any existing Hillman Group product, including the FastKey™ and Key Express™ products.

Hillman Group filed a motion on May 9, 2014 seeking to add additional claims to the case against Minute Key Inc. under Federal and Ohio state unfair competition statutes. These claims relate to Minute Key Inc.’s business conduct during competition with Hillman Group over a mutual client.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

6.	Commitments and Contingencies (continued):

In an August 15, 2014 order, the court granted Minute Key Inc.’s March 17, 2014 motions to dismiss the claims relating to patent infringement, but also granted Hillman Group’s May 9, 2014 motion to add its unfair competition claims.

Hillman Group formally amended its complaint to add the unfair competition claims on September 4, 2014, and Minute Key Inc. answered on September 29, 2014 without filing any counterclaims. Minute Key Inc. filed a motion on October 1, 2014 to move the case from Cincinnati to either the District of Colorado or the Western District of Arkansas. Hillman Group filed an opposition to the motion on October 27, 2014, seeking to maintain the action in the Southern District of Ohio. That motion remains pending before the court.

Because the lawsuit remains in a preliminary stage, it is not yet possible to assess the impact, if any, that the lawsuit will have on the Company. As a result of the Minute Key Inc. covenant not to sue, however, the Company’s FastKey™ and Key Express™ products no longer face any threat of patent infringement liability from two of Minute Key Inc.’s patents. The scope of the lawsuit has changed from a bilateral dispute over patent infringement to a lawsuit solely about Minute Key Inc.’s business conduct. Hillman Group intends to continue to pursue this lawsuit vigorously and believes that it has meritorious claims for Minute Key Inc.’s unfair competition.

On July 14, 2014, PrimeSource Building Products, Inc., a supplier of products and materials in the building, construction, and do-it-yourself industries (“PrimeSource”), filed a complaint against Hillman Group in the United States District Court for the Northern District of Texas (Dallas Division) alleging trademark infringement, unfair competition, and unjust enrichment. On August 8, 2014, Hillman Group filed a motion to dismiss the complaint and, on August 29, 2014, PrimeSource filed an amended complaint. On September 12, 2014, Hillman Group filed a motion to dismiss the amended complaint and, on October 3, 2014, PrimeSource filed a response to the motion to dismiss the amended complaint. On October 17, 2014, Hillman Group filed a reply in support of its motion to dismiss the amended complaint. The motion to dismiss the amended complaint remains pending before the court.

In addition to its earlier-filed complaint, PrimeSource filed a motion for preliminary injunction on July 30, 2014. On August 20, 2014, Hillman Group filed a response in opposition to the motion for preliminary injunction and, on September 3, 2014, PrimeSource filed a reply in support of its motion for preliminary injunction. On October 1, 2014, Hillman Group filed a surreply in opposition to the motion for preliminary injunction. The motion for preliminary injunction remains pending before the court.

Because the lawsuit is in a preliminary stage, it is not yet possible to assess the impact or range of loss, if any, that the lawsuit will have on the Company. However, Hillman Group believes that it has meritorious defenses to the claims and intends to defend the lawsuit vigorously.

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

Gregory Mann and Gabrielle Mann are employed by the All Points subsidiary of Hillman. All Points leases an industrial warehouse and office facility from companies under the control of the Manns. The Company has recorded rental expense for the lease of this facility on an arm’s length basis. In the three month period ended September 30, 2014 the Successor’s rental expense for the lease of this facility was $82. In the six month period ended June 29, 2014 the Predecessor’s rental expense for the lease of this facility was $165. The Predecessor’s rental expense for the lease of this facility was $82 and $246 in the three and nine month periods ended September 30, 2013, respectively.

In connection with the Paulin Acquisition, the Company entered into three leases for five properties containing industrial warehouse, manufacturing plant, and office facilities on February 19, 2013. The owners of the properties under one lease are relatives of Richard Paulin, who is employed by The Hillman Group Canada ULC, and the owner of the properties under the other two leases is a company which is owned by Richard Paulin and certain of his relatives. The Company has recorded rental expense for the three leases on an arm’s length basis. In the three month period ended September 30, 2014 the Successor’s rental expense for these leases was $188. In the six month period ended June 29, 2014 the Predecessor’s rental expense for these leases was $376. The Predecessor’s rental expense for these facilities was $198 and $491 in the three and nine month periods ended September 30, 2013, respectively.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

8.	Income Taxes:

The Company’s policy is to estimate income taxes for interim periods based on estimated annual effective tax rates. These are derived, in part, from expected pre-tax income or loss. Accordingly, the Company applied an estimated annual effective tax rate to the interim period pre-tax income / (loss) in the three month Successor period ended September 30, 2014, the three month and one day Successor period ended September 30, 2014, the six month Predecessor period ended June 29, 2014, and the three and nine month Predecessor periods ended September 30, 2013 to calculate the income tax provision / (benefit) in accordance with the principal method prescribed by ASC 740-270, the accounting guidance established for computing income taxes in interim periods.

The effective income tax rates were 67.5% and 76.4% for the three month Successor period ended September 30, 2014 and the three month Predecessor period ended September 30, 2013 respectively. The effective income tax rates were 15.0% for the three month and one day Successor period ended September 30, 2014, 35.1% for the six month Predecessor period ended June 29, 2014 and 29.3% for the nine month Predecessor period ended September 30, 2013.

The effective income tax rate differed from the federal statutory rate in the three month and one day Successor period ended September 30, 2014, and the six month Predecessor period ended June 29, 2014 primarily due to certain non-deductible costs associated with the Merger Transaction. The effective income tax rate also differed from the federal statutory rate in the six month Predecessor period ended June 29, 2014 due to a current period benefit caused by the effect of changes in certain state income tax rates on the Company’s deferred tax assets and liabilities. The effective income tax rate differed from the federal statutory rate in the nine and three month Predecessor periods ended September 30, 2013 due in part to the reversal of a reserve recorded for unrecognized tax benefits due to the expiration of the statute of limitations for an earlier tax period. The effective income tax rate differed from the federal statutory rate in the nine month Predecessor period ended September 30, 2013 due in part to a benefit caused by the effect of changes in certain state income tax rates on the Company’s deferred tax assets and liabilities and the reduction of valuation reserves related to certain deferred tax assets. The remaining differences between the federal statutory rate and the effective tax rate in the three month Successor period ended September 30, 2014, the three month and one day Successor period ended September 30, 2014, the six month Predecessor period ended June 29, 2014 and the three and nine month Predecessor periods ended September 30, 2013 were primarily due to state and foreign income taxes.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

9.	Long-Term Debt:

Concurrent with the consummation of the Merger Transaction, Hillman Companies and certain of its subsidiaries closed on a $620,000 senior secured credit facility (the “Senior Facilities”), consisting of a $550,000 term loan and a $70,000 revolving credit facility (“Revolver”). The term loan portion of the Senior Facilities has a seven year term and the Revolver has a five year term. For the first fiscal quarter after June 30, 2014, the Senior Facilities provide term loan borrowings at interest rates based on a LIBOR plus a LIBOR Spread of 3.50%, or an Alternate Base Rate (“ABR”) plus an ABR Spread of 2.50%. The LIBOR is subject to a minimum floor rate of 1.00% and the ABR is subject to a minimum floor of 2.00%. Additionally, the Senior Facilities provide Revolver borrowings at interest rates based on a LIBOR plus a LIBOR Spread of 3.25%, or an ABR plus an ABR Spread of 2.25%. There is no minimum floor rate for Revolver loans. After the initial fiscal quarter, the borrowing rate shall be adjusted quarterly on a prospective basis on each adjustment date based upon total leverage ratio for initial term loans and the senior secured leverage ratio for Revolver loans. For the fiscal quarter beginning after September 30, 2014, the term loan borrowings will be at an adjusted interest rate of 4.5% and the Revolver loans will be at an adjusted interest rate of 3.41%.

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

The Senior Facilities provide for customary events of default, including but not limited to, payment defaults, breach of representations or covenants, cross-defaults, bankruptcy events, failure to pay judgments, attachment of its assets, change of control, and the issuance of an order of dissolution. Certain of these events of default are subject to notice and cure periods or materiality thresholds. The Company is also required to comply, in certain circumstances, with a senior secured net leverage ratio covenant. This covenant only applies if, at the end of a fiscal quarter, there are outstanding Revolver borrowings in excess of 35% of the total revolving commitments. As of September 30, 2014, the Revolver loan amount of $3,000 and outstanding letters of credit of approximately $3,423 represented 9% of total revolving commitments and this financial covenant was not in effect. The occurrence of an event of default permits the lenders under the Senior Facilities to accelerate repayment of all amounts due. The Company was in compliance with all provisions and covenants of the Senior Facilities as of September 30, 2014.

Additional information with respect to the fair value of the Company’s fixed rate senior notes and junior subordinated debentures is included in Note 13.

10.	Common and Preferred Stock:

The Hillman Companies has one class of common stock, with 5,000 shares authorized, issued, and outstanding as of September 30, 2014. All outstanding shares of Hillman Companies common stock are owned by Successor Holdco.

Under the terms of the Stockholders Agreement for the Predecessor Holdco common stock, (the “Predecessor Stockholders Agreement”), management shareholders had the ability to put their shares back to Predecessor Holdco under certain conditions, including death or disability. ASC 480-10-S99 requires shares to be classified outside of permanent equity if they can be redeemed and the redemption is not solely within the control of the issuer. Further, if it is determined that redemption of the shares is probable, the shares are marked to redemption value which equals fair value at each balance sheet date with the change in fair value recorded in additional paid-in capital. Accordingly, the 161.2 shares of common stock held by management at December 31, 2013 were recorded outside permanent equity and were adjusted to the fair value of $16,975. The terms of the HMAN Group Holdings Inc. 2014 Equity Incentive Plan (the “Successor Equity Incentive Plan”) for Successor Holdco common stock does not grant put rights to management shareholders and no common stock held by management at September 30, 2014 is recorded outside permanent equity.

The Hillman Companies has one class of preferred stock, with 5,000 shares authorized and none issued or outstanding as of September 30, 2014.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

11.	Stock-Based Compensation:

OHCP HM Acquisition Corp. 2010 Stock Option Plan

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

HMAN Group Holdings Inc. 2014 Equity Incentive Plan

Effective June 30, 2014, Holdco established the HMAN Group Holdings Inc. 2014 Equity Incentive Plan (the “2014 Equity Incentive Plan”), pursuant to which Holdco may grant options, stock appreciation rights, restricted stock, and other stock-based awards for up to an aggregate of 44,021.264 shares of its common stock. The 2014 Equity Incentive Plan is administered by a committee of the Holdco board of directors. Such committee determines the terms of each stock-based award grant under the 2014 Equity Incentive Plan, except that the exercise price of any granted options and the grant price of any granted stock appreciation rights may not be lower than the fair market value of one share of common stock of Holdco as of the date of grant.

During the third quarter of 2014, Holdco granted a total of 35,817.010 non-qualified stock options with certain time-vesting and performance vesting conditions under the 2014 Equity Incentive Plan. The options were granted with an exercise price equal to the grant date fair value of the underlying securities. As of September 30, 2014, a total of 8,204.254 shares were available for future stock-based award grants.

The fair value of 18,208.5 time-vested options granted by Holdco was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield equaling 0%, risk-free interest rate of 2.1%, expected volatility assumed to be 32.0%, and expected term from 6.5 years to 6.75 years. The fair value of an option was $372.598.

Compensation expense of $336 was recognized in the accompanying condensed consolidated statements of operations for the three months ended September 30, 2014. As of September 30, 2014, there was $6,449 of unrecognized compensation expense for unvested common options. The expense will be recognized as a charge to earnings over a weighted average period of approximately 4.75 years.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

11.	Stock-Based Compensation (continued):

Holdco also granted 17,608.5 performance-based stock options that ultimately vest depending upon satisfaction of conditions that only arise in the event of a sale of the Company. No compensation expense will be recognized on these stock options unless it becomes probable the performance conditions will be satisfied.

A summary of stock option activity for the three months ended September 30, 2014 is presented below:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2014	—
Granted	35,817.01	$1,000
Exercised or converted	—
Forfeited or expired	—

Outstanding at September 30, 2014	35,817.01	$1,000	9.75 years	$—
Exercisable at September 30, 2014	—	$—	—	$—

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

12.	Derivatives and Hedging:

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

The 2010 Swap had no value at September 30, 2014 or at December 31, 2013. Adjustments of $418 to the fair value of the 2010 Swap were recorded as a reduction in interest expense in the statement of condensed consolidated comprehensive loss for the favorable change in fair value from December 31, 2012 until its termination on May 31, 2013.

On September 3, 2014, the Company entered into a forward Interest Rate Swap Agreement (the “2014 Swap No. 1”) with a three-year term for a notional amount of $90,000. The forward start date of the 2014 Swap No. 1 is October 1, 2015 and its termination date is September 30, 2018. The 2014 Swap No. 1 fixes the interest rate at 2.2% plus the applicable interest rate margin.

On September 3, 2014, the Company entered into a forward Interest Rate Swap Agreement (the “2014 Swap No. 2”) with a three-year term for a notional amount of $40,000. The effective date of the 2014 Swap No. 2 is October 1, 2015 and its termination date is September 30, 2018. The 2014 Swap No. 2 fixes the interest rate at 2.2% plus the applicable interest rate margin.

The total fair value of the interest rate swaps was $137 as of September 30, 2014 and was reported on the condensed consolidated balance sheet in other non-current assets.

The Company’s interest rate swap agreements did not qualify for hedge accounting treatment because they did not meet the provisions specified in ASC 815, Derivatives and Hedging (“ASC 815”).

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

The fair value of the interest rate caps was zero and $53 as of September 30, 2014 and December 31, 2013, respectively. Prior to their termination on June 19, 2014, the interest rate caps were reported on the condensed consolidated balance sheets in other non-current assets.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

12.	Derivatives and Hedging (continued):

The Company’s interest rate cap agreements did not qualify for hedge accounting treatment because they did not meet the provisions specified in ASC 815, Derivatives and Hedging (“ASC 815”).

Foreign Currency Forward Contract - During 2013, the Company entered into multiple foreign currency forward contracts (the “2013 FX Contracts”) with maturity dates ranging from July 2013 to December 2014 and a total notional amount of C$44,591. The 2013 FX Contracts fixed the Canadian to U.S. dollar forward exchange rate at points ranging from 1.02940 to 1.08210. The purpose of the 2013 FX Contracts was to manage the Company’s exposure to fluctuations in the exchange rate of the Canadian dollar.

During the first three quarters of 2014, the Company entered into multiple foreign currency forward contracts (the “2014 FX Contracts”) with maturity dates ranging from March 2014 to September 2015. The 2014 FX Contracts fixed the Canadian to U.S. dollar forward exchange rate at points ranging from 1.06800 to 1.12670. The purpose of the 2014 FX Contracts is to manage the Company’s exposure to fluctuations in the exchange rate of the Canadian dollar.

The total notional amount of contracts outstanding was C$29,115 and C$26,856 as of September 30, 2014 and December 31, 2013, respectively. The total fair value of the 2013 FX Contracts and 2014 FX Contracts was $782 and ($42) as of September 30, 2014 and December 31, 2013, respectively, and was reported on the condensed consolidated balance sheets in other current assets and liabilities. An increase in other income of $824 was recorded in the statement of comprehensive loss for the favorable change in fair value from December 31, 2013.

The Company’s FX Contracts did not qualify for hedge accounting treatment because they did not meet the provisions specified in ASC 815. Accordingly, the gain or loss on these derivatives was recognized in current earnings.

The Company does not enter into derivative transactions for speculative purposes and, therefore, holds no derivative instruments for trading purposes.

Additional information with respect to the fair value of derivative instruments is included in Note 13.

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

The following tables set forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the period, by level, within the fair value hierarchy:

	As of September 30, 2014
	Level 1	Level 2	Level 3	Total
Trading securities	$2,077	$—	$—	$2,077
Interest rate swaps	—	137	—	137
Foreign exchange forward contracts	—	782	—	782

	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
Trading securities	$4,386	$—	$—	$4,386
Interest rate caps	—	53	—	53
Foreign exchange forward contracts	—	(42)	—	(42)

Trading securities are valued using quoted prices on an active exchange. Trading securities represent assets held in a Rabbi Trust to fund deferred compensation liabilities and are included as restricted investments on the accompanying condensed consolidated balance sheets.

For the three months ended September 30, 2014 and 2013, the unrealized (losses) gains on these securities of ($4) and $148, respectively, were recorded as other income. For the nine months ended September 30, 2014 and 2013, the unrealized gains on these securities of $91 and $217, respectively, were recorded as other income. An offsetting entry for the same amount, adjusting the deferred compensation liability and compensation expense within SG&A, was also recorded.

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

As of September 30, 2014, the foreign exchange forward contracts were included in other current assets on the accompanying condensed consolidated balance sheet.

The fair value of the Company’s fixed rate senior notes and junior subordinated debentures as of September 30, 2014 and December 31, 2013 were determined by utilizing current trading prices obtained from indicative market data. As a result, the fair value measurement of the Company’s senior term loans is considered to be Level 2.

	September 30, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
6.375% Senior Notes	$330,000	$316,800	$—	$—
10.875% Senior Notes	—	—	271,750	285,538
Junior Subordinated Debentures	130,915	132,113	114,941	131,480

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the short term maturity of these instruments and the carrying value of the variable rate senior term loans approximates fair value as the interest rate is variable and approximates current market rates (Level 2).

Additional information with respect to the derivative instruments is included in Note 12. Additional information with respect to the Company’s fixed rate senior notes and junior subordinated debentures is included in Note 9.

14.	Transaction, Acquisition, and Integration Expenses:

In the three month period ended September 30, 2014, the Successor incurred $79 in transaction expenses related to the Merger Transaction. In the one day period ended June 30, 2014, the Successor incurred $22,018 in transaction expenses primarily for legal, professional, and other advisory services in connection with the acquisition of the Company. The Successor transaction expenses include a payment of $15,000 to CCMP Capital Advisors for services related to the Merger Transaction.

In the six month period ended June 29, 2014, the Predecessor incurred $31,681 in transaction expenses primarily for investment banking, legal, and advisory services related to the Merger Transaction.

The Predecessor incurred $1,362 and $5,544 in the three and nine month periods ended September 30, 2013, respectively, for acquisition and integration costs related to the Paulin Acquisition.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

15.	Segment Reporting:

The Company’s segment reporting structure uses the Company’s management reporting structure as the foundation for how the Company manages our business. The Company periodically evaluates our segment reporting structure in accordance with ASC 350-20-55 and we have concluded that we have five reportable segments as of September 30, 2014. During 2013, the operations of the Paulin Acquisition were combined into the operations of the Canada segment. The United States segment, excluding All Points, and the Canada segment are considered material by the Company’s management as of September 30, 2014. The segments are as follows:

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

The table below presents revenues and income from operations for our reportable segments for the three and nine months ended September 30, 2014 and 2013.

	Successor	Predecessor
	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
Revenues
United States, excluding All Points	$151,167	$147,750
All Points	5,233	6,057
Canada	37,576	36,776
Mexico	1,775	1,583
Australia	205	216

Total revenues	$195,956	$192,382

Segment Income (Loss) from Operations
United States excluding All Points	$19,069	$19,047
All Points	496	553
Canada	4,053	2,860
Mexico	86	64
Australia	(398)	(95)

Total income (loss) from operations	$23,306	$22,429

	Successor	Predecessor
	Period from June 30, 2014 through September 30, 2014	Six Months Ended June 29, 2014	Nine Months Ended September 30, 2013
Revenues
United States excluding All Points	$151,167	$269,009	$409,446
All Points	5,233	10,238	16,591
Canada	37,576	73,867	97,161
Mexico	1,775	3,620	5,253
Australia	205	643	561

Total revenues	$195,956	$357,377	$529,012

Segment Income (Loss) from Operations
United States excluding All Points	$(2,949)	$(44,830)	$41,199
All Points	496	896	1,537
Canada	4,053	4,214	5,277
Mexico	86	446	576
Australia	(398)	(114)	(803)

Total income (loss) from operations	$1,288	$(39,388)	$47,786

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

15.	Segment Reporting (continued):

The tables below present assets and cash equivalents as of September 30, 2014 and December 31, 2013.

	Successor	Predecessor
	September 30, 2014	December 31, 2013
Assets
United States excluding All Points	$1,592,011	$936,008
All Points	9,074	8,379
Canada	201,731	300,906
Mexico	16,691	17,964
Australia	1,839	1,599

Total Assets	$1,821,346	$1,264,856

	Successor	Predecessor
	September 30, 2014	December 31, 2013
Cash and cash equivalents
United States excluding All Points	$5,154	$27,632
All Points	530	714
Canada	4,234	5,039
Mexico	632	1,570
Australia	11	14

Total Cash and cash equivalents	$10,561	$34,969

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

These forward-looking statements are not historical facts, but rather are based on management’s current expectations, assumptions, and projections about future events. Although management believes that the expectations, assumptions, and projections on which these forward-looking statements are based are reasonable, they nonetheless could prove to be inaccurate, and as a result, the forward-looking statements based on those expectations, assumptions, and projections also could be inaccurate. Forward-looking statements are not guarantees of future performance. Instead, forward-looking statements are subject to known and unknown risks, uncertainties, and assumptions that may cause the Company’s strategy, planning, actual results, levels of activity, performance, or achievements to be materially different from any strategy, planning, future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Actual results could differ materially from those currently anticipated as a result of a number of factors, including the risks and uncertainties discussed under the caption “Risk Factors” set forth in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and updated in Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements.

All forward-looking statements attributable to the Company or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this report and the risks and uncertainties discussed under the caption “Risk Factors” set forth in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and in Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014; they should not be regarded as a representation by the Company or any other individual. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this report might not occur or be materially different from those discussed.

General

The Hillman Companies, Inc. and its wholly-owned subsidiaries (collectively, “Hillman” or the “Company”) are one of the largest providers of hardware-related products and related merchandising services to retail markets in North America. The Company’s principal business is operated through its wholly-owned subsidiary, The Hillman Group, Inc. (the “Hillman Group”). Hillman Group sells our products to hardware stores, home centers, mass merchants, pet supply stores, and other retail outlets principally in the United States, Canada, Mexico, Australia, Latin America, and the Caribbean. Product lines include thousands of small parts such as fasteners and related hardware items; threaded rod and metal shapes; keys, key duplication systems, and accessories; builder’s hardware; and identification items, such as tags and letters, numbers, and signs (“LNS”). The Company supports our product sales with services that include the design and installation of merchandising systems and maintenance of appropriate in-store inventory levels.

Merger Transaction

On June 30, 2014, affiliates of CCMP Capital Advisors, LLC (“CCMP”) and Oak Hill Capital Partners (“OHCP”), together with certain current and former members of Hillman’s management, consummated a merger transaction (the “Merger Transaction”) pursuant to the terms and conditions of an Agreement and Plan of Merger dated as of May 16, 2014. As a result of the Merger Transaction, The Hillman Companies, Inc. remained a wholly-owned subsidiary of OHCP HM Acquisition Corp., which changed its name to HMAN Intermediate II Holdings Corp. (“Predecessor Holdco”), and became a wholly-owned subsidiary of HMAN Group Holdings Inc. (“Successor Holdco” or “Holdco”). The total consideration paid in the Merger Transaction was approximately $1.5 billion including repayment of outstanding debt and including the value of the Company’s outstanding junior subordinated debentures ($105.4 million liquidation value at the time of the Merger Transaction).

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

The Company’s condensed consolidated balance sheet and its related statements of comprehensive loss, cash flows, and stockholders’ equity for the periods presented prior to June 30, 2014 are referenced herein as the predecessor financial statements (the “Predecessor”). The Company’s condensed consolidated balance sheet as of September 30, 2014 and its related statements of comprehensive loss, cash flows, and stockholders’ equity for the periods presented subsequent to the Merger Transaction are referenced herein as the successor financial statements (the “Successor”). The Predecessor Financial Statements do not reflect certain transaction amounts that were incurred at the close of the Merger Transaction.

Financing Arrangements

Concurrent with the consummation of the Merger Transaction, Hillman Companies and certain of its subsidiaries closed on a $620.0 million senior secured credit facility (the “Senior Facilities”), consisting of a $550.0 million term loan and a $70.0 million revolving credit facility (“Revolver”). The term loan portion of the Senior Facilities has a seven year term and the Revolver has a five year term. For the first fiscal quarter after June 30, 2014, the Senior Facilities provide term loan borrowings at interest rates based on a LIBOR plus a LIBOR Spread of 3.50%, or an Alternate Base Rate (“ABR”) plus an ABR Spread of 2.50%. The LIBOR is subject to a minimum floor rate of 1.00% and the ABR is subject to a minimum floor of 2.00%. Additionally, the Senior Facilities provide Revolver borrowings at interest rates based on a LIBOR plus a LIBOR

Spread of 3.25%, or an ABR plus an ABR Spread of 2.25%. There is no minimum floor rate for Revolver loans. After the initial fiscal quarter, the borrowing rate shall be adjusted quarterly on a prospective basis on each adjustment date based upon total leverage ratio for initial term loans and the senior secured leverage ratio for Revolver loans. For the fiscal quarter beginning after September 30, 2014, the term loan borrowings will be at an adjusted interest rate of 4.5% and the Revolver loans will be at an adjusted interest rate of 3.41%.

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

The Senior Facilities provide for customary events of default, including but not limited to, payment defaults, breach of representations or covenants, cross-defaults, bankruptcy events, failure to pay judgments, attachment of its assets, change of control, and the issuance of an order of dissolution. Certain of these events of default are subject to notice and cure periods or materiality thresholds. The Company is also required to comply, in certain circumstances, with a senior secured net leverage ratio covenant. This covenant only applies if, at the end of a fiscal quarter, there are outstanding Revolver borrowings in excess of 35% of the total revolving commitments. As of September 30, 2014, the Revolver loan amount of $3.0 million and outstanding letters of credit of $3.4 million represented 9% of total revolving commitments and this financial covenant was not in effect. The occurrence of an event of default permits the lenders under the Senior Facilities to accelerate repayment of all amounts due. The Company was in compliance with all provisions and covenants of the Senior Facilities as of September 30, 2014.

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

Paulin is a leading Canadian distributor and manufacturer of fasteners, fluid system products, automotive parts, and retail hardware components. Paulin’s distribution facilities are located across Canada in Vancouver, Edmonton, Winnipeg, Toronto, Montreal, and Moncton, as well as in Flint, Michigan, and Cleveland, Ohio. Paulin’s manufacturing facilities are located in Ontario, Canada. For the year ended December 31, 2013, the post-acquisition revenues of H. Paulin & Co., Limited were approximately $130.5 million and the post-acquisition net income was approximately $3.0 million.

Results of Operations

The following analysis of results of operations includes a brief discussion of the factors that affected the Company’s operating results and a comparative analysis of the periods of the three months ended September 30, 2014, and three months ended September 30, 2013.

	Successor		Predecessor
	Three Months ended September 30, 2014		Three Months ended September 30, 2013
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Net sales	$195,956	100.0%	$192,382	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	99,655	50.9%	97,805	50.8%
Selling	27,224	13.9%	26,883	14.0%
Warehouse & delivery	22,394	11.4%	21,225	11.0%
General & administrative	8,036	4.1%	8,987	4.7%
Stock compensation	336	0.2%	1,524	0.8%
Transaction, acquisition and integration (a)	79	0.0%	1,362	0.7%
Depreciation	7,948	4.1%	5,759	3.0%
Amortization	7,866	4.0%	5,554	2.9%
Management fees to related party	138	0.1%	63	0.0%
Other expense	(1,026)	-0.5%	791	0.4%

Income from operations	23,306	11.9%	22,429	11.7%
Interest expense, net	14,674	7.5%	11,975	6.2%
Interest expense on junior subordinated notes	3,152	1.6%	3,152	1.6%
Investment income on trust common securities	(94)	0.0%	(95)	0.0%

Income before income taxes	5,574	2.8%	7,397	3.8%
Income tax provision	3,762	1.9%	5,649	2.9%

Net income	$1,812	0.9%	$1,748	0.9%

(a)	Represents expenses for investment banking, legal and other professional fees incurred in connection with the Merger Transaction and the Paulin Acquisition.

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

Hillman is exposed to the risk of unfavorable changes in foreign currency exchange rates for the U.S. dollar versus local currency of our suppliers located primarily in China and Taiwan. Hillman purchases a significant variety of our products for resale from multiple vendors located in China and Taiwan. The purchase price of these products is routinely negotiated in U.S. dollar amounts rather than the local currency of the vendors and our suppliers’ profit margins decrease when the U.S. dollar declines in value relative to the local currency. This puts pressure on our suppliers to increase prices to us. The U.S. dollar declined in value relative to the Chinese renminbi by approximately 0.25% in 2012, declined by 2.94% in 2013, and has increased by 0.55% as of September 30, 2014. The U.S. dollar declined in value relative to the Taiwan dollar by approximately by 3.11% in 2012, increased by 3.75% in 2013, and has increased by 1.15% as of September 30, 2014.

In addition, the negotiated purchase price of our products may be dependent upon market fluctuations in the cost of raw materials such as steel, zinc, and nickel used by our vendors in their manufacturing processes. The final purchase cost of our products may also be dependent upon inflation or deflation in the local economies of vendors in China and Taiwan that could impact the cost of labor used in the manufacture of our products. The Company does identify the directional impact of changes in our product cost, but the quantification of each of these variable impacts cannot be measured as to the individual impact on our product cost with a sufficient level of precision. The Company has not taken significant pricing action since 2012, however, the Company may take future pricing action, when warranted, in an attempt to offset a portion of product cost increases. The ability of the Company’s operating divisions to institute price increases and seek price concessions, as appropriate, is dependent on competitive market conditions.

The Three Month Successor Period Ended September 30, 2014 vs the Three Month Predecessor Period Ended September 30, 2013

Net Sales

Net sales for the third quarter of 2014 were $196.0 million, an increase of $3.6 million compared to net sales of $192.4 million for the third quarter of 2013. The increase in revenue was primarily the result of sales improvement of fastener products in our franchise and independent customers and key products in our national accounts customers together with the Paulin business which contributed approximately $0.9 million in incremental net sales to the third quarter of 2014.

Expenses

Operating expenses were higher for the three months ended September 30, 2014 than the three months ended September 30, 2013. The primary reason for the increase in operating expenses was the increase in incremental costs resulting from higher sales volume together with higher depreciation and amortization expense related to assets acquired in connection with the Merger Transaction. The following changes in underlying trends impacted the change in operating expenses:

•

The Company’s cost of sales was $99.7 million, or 50.9% of net sales, in the third quarter of 2014, an increase of $1.9 million compared to $97.8 million, or 50.8% of net sales, in the third quarter of 2013. The primary reason for the increase in cost of sales in the third quarter of 2014 was the increase in net sales of $3.6 million from the prior year period. An unfavorable sales mix of more threaded rod, builders hardware, and Paulin products caused the cost of sales expressed as a percentage of net sales to increase slightly from the prior year.

•

Selling expense was $27.2 million, or 13.9% of net sales, in the third quarter of 2014, an increase of $0.3 million compared to $26.9 million, or 14.0% of net sales, in the third quarter of 2013. The increase in selling expense was the result of higher commissions on key vending sales and higher sales service payroll and payroll benefit related expenditures.

•

Warehouse and delivery expense was $22.4 million, or 11.4% of net sales, in the third quarter of 2014, an increase of $1.2 million compared to warehouse and delivery expense of $21.2 million, or 11.0% of net sales, in the third quarter of 2013. In the third quarter of 2014, higher warehouse and delivery expenses were attributable to the higher sales volume and higher freight, delivery, and insurance costs.

•

General and administrative (“G&A”) expenses were $8.0 million in the third quarter of 2014, a decrease of $1.0 million compared to $9.0 million in the third quarter of 2013. The G&A expenses in the 2014 period were less than the prior year period as a result of an adjustment to management bonuses for the reduced earnings level anticipated this year.

•

The stock compensation expense was $0.3 million in the third quarter of 2014. Stock compensation expense was $1.5 million in the third quarter of 2013 as a result of an increase in the fair value of the underlying common stock and further vesting of stock options.

•	Acquisition and integration costs of $1.4 million in the third quarter of 2013 were the result of the Paulin Acquisition and integration.

•

Depreciation expense was $7.9 million in the third quarter of 2014 compared to $5.8 million in the third quarter of 2013. The increase in depreciation relates primarily to the increasing placement of FastKey machines in Walmart stores during the first nine months of 2014 and the last three months of 2013.

•

Amortization expense was $7.9 million in the third quarter of 2014 compared to $5.6 million in the third quarter of 2013. This increase was the result of an increase in intangible assets subject to amortization acquired in the Merger Transaction.

•

Interest expense, net, was $14.7 million in the third quarter of 2014 compared to $12.0 million in the third quarter of 2013. The increase in interest expense in the third quarter of 2014 was primarily the result of interest expense during July of approximately $2.4 million on the 10.875% Senior Notes prior to their cancellation in connection with the Merger Transaction. This was in addition to the third quarter interest on the 6.375% Senior Notes acquired in connection with the Merger Transaction.

Results of Operations (continued)

The following analysis of results of operations includes a brief discussion of the factors that affected the Company’s operating results and a comparative analysis of the periods for three months ended September 30, 2014, the six months ended June 29, 2014, and nine months ended September 30, 2013.

	Successor		Predecessor
	Period from June 30, 2014 through September 30, 2014		Six Months ended June 29, 2014		Nine Months ended September 30, 2013
(dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Net sales	$195,956	100.0%	$357,377	100.0%	$529,012	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	99,655	50.9%	183,342	51.3%	271,789	51.4%
Selling	27,224	13.9%	55,312	15.5%	75,848	14.3%
Warehouse & delivery	22,394	11.4%	41,449	11.6%	58,380	11.0%
General & administrative	8,036	4.1%	20,772	5.8%	26,178	4.9%
Stock compensation expense	336	0.2%	39,229	11.0%	6,365	1.2%
Transaction, acquisition and integration (a)	22,097	11.3%	31,681	8.9%	5,544	1.0%
Depreciation	7,948	4.1%	14,149	4.0%	17,574	3.3%
Amortization	7,866	4.0%	11,093	3.1%	16,559	3.1%
Management fees to related party	138	0.1%	15	0.0%	63	0.0%
Other (income) expense	(1,026)	-0.5%	(277)	-0.1%	2,926	0.6%

Income (loss) from operations	1,288	0.7%	(39,388)	-11.0%	47,786	9.0%
Interest expense, net	14,674	7.5%	23,150	6.5%	36,030	6.8%
Interest expense on junior subordinated notes	3,152	1.6%	6,305	1.8%	9,457	1.8%
Investment income on trust common securities	(94)	0.0%	(189)	-0.1%	(284)	-0.1%

Loss before income taxes	(16,444)	-8.4%	(68,654)	-19.2%	2,583	0.5%
Income tax benefit	(2,466)	-1.3%	(24,128)	-6.8%	757	0.1%

Net (loss) income	$(13,978)	-7.1%	$(44,526)	-12.5%	$1,826	0.3%

(a)	Represents expenses for investment banking, legal and other professional fees incurred in connection with the Merger Transaction and the Paulin Acquisition.

Predecessor Period of January 1 – June 29, 2014 vs Predecessor Period of the Nine Months Ended September 30, 2013

Net Sales

Net sales for the first six months of 2014 were $357.4 million, or $2.84 million per shipping day, compared to net sales of $529.0 million, or $2.78 million per shipping day for the first nine months of 2013. The decrease in revenue of $171.6 million was directly attributable to comparing operating results of 126 shipping days in the first six months of 2014 to the results from 190 shipping days in the first nine months of 2013. The sales per shipping day of $2.84 million in the first six months of 2014 was approximately 2.2% higher than the sales per shipping day of $2.78 million in the first nine months of 2013. The inclusion of the Paulin business in the entire first six months of 2014 and sales improvement of fastener and key products contributed to the higher average sales per day amount.

Expenses

Operating expenses for the six months ended June 29, 2014 were $182.0 million, after excluding transaction costs of $26.3 million, compared to $206.5 million for the first nine months of 2013. The decrease in operating expense is primarily due to the shorter 126 day ship period in the first six months of 2014 which provided favorable operating expense variances as compared to the 190 day ship period in the first nine months of 2013. The first six months of 2014 also includes a significant amount of operating expenses as a result of administrative, stock compensation, and transaction expense incurred in connection with the Merger Transaction. The following changes in underlying trends impacted the change in operating expenses:

•

The Company’s cost of sales was $183.3 million, or 51.3% of net sales, in the first six months of 2014, compared to $271.8 million, or 51.4% of net sales, in the first nine months of 2013. The primary reason for the decrease in cost of sales was the shorter 126 day ship period in the first six months of 2014. Purchasing efficiencies and stable inventory prices allowed the cost of sales expressed as a percentage of net sales to improve slightly from the prior year.

•

Selling expense was $55.3 million, or 15.5% of net sales, in the first six months of 2014, a decrease of $20.5 million compared to $75.8 million, or 14.3% of net sales, in the first nine months of 2013. The selling expense expressed as a percentage on net sales increased in the first six months of 2014 compared to the first nine months of 2013 as a result of costs attributable to the new Paulin business, higher set up costs on customer displays, commissions on key vending sales, and sales service payroll and payroll benefit related expenditures.

•

Warehouse and delivery expense was $41.4 million, or 11.6% of net sales, in the first six months of 2014, a decrease of $17.0 million compared to warehouse and delivery expense of $58.4 million, or 11.0% of net sales, in the first nine months of 2013. In the first six months of 2014, warehouse and delivery expense expressed as a percentage on net sales increased compared to the first nine months of 2013 as a result of expenses attributable to the new Paulin business together with higher freight rates.

•

General and administrative (“G&A”) expenses were $20.8 million, or 5.8% of net sales, in the first six months of 2014, a decrease of $5.4 million compared to $26.2 million in the first nine months of 2013.

•

Stock compensation expenses from stock options primarily related to the Merger Transaction resulted in cost of $39.2 million in the first six months of 2014. The stock compensation expense was $6.4 million in the first nine months of 2013. The increase in stock compensation expense was the result of an increase in the fair value of the underlying common stock and accelerated vesting of stock options as a result of the Merger Transaction.

•

Transaction expenses of $31.7 million in the first six months of 2014 represent costs for investment banking, legal, and other expenses incurred in connection with the Merger Transaction. Acquisition and integration costs were $5.5 million in the first nine months of 2013 as a result of the Paulin Acquisition and integration.

•

Depreciation expense was $14.1 million in the first six months of 2014, a decrease of $3.4 million compared to $17.6 million in the first nine months of 2013. The decrease in depreciation expense was the result of the shorter 126 day period in the first six months of 2014 compared to the 190 day period in the first nine months of 2013.

•

Interest expense, net, was $23.2 million in the first six months of 2014 compared to $36.0 million in the first nine months of 2013. The decrease in interest expense was the result of the shorter 126 day period in the first six months of 2014 compared to the 190 day period in the first nine months of 2013.

Successor Period of June 30 – September 30, 2014 vs Predecessor Period of the Nine Months Ended September 30, 2013

Net Sales

Net sales for the third quarter of 2014 were $196.0 million, or $3.11 million per shipping day, compared to net sales of $529.0 million, or $2.78 million per shipping day for the first nine months of 2013. The decrease in revenue of $333.1 million was directly attributable to comparing operating results of 63 shipping days in the third quarter of 2014 to the results from 190 shipping days in the first nine months of 2013. The sales per shipping day of $3.11 million in the third quarter of 2014 was approximately 11.9% higher than the sales per shipping day of $2.78 million in the first nine months of 2013. The increase in sales per day during the third quarter of 2014 was the result of higher seasonal sales per day during the July through September period as compared to the lower seasonal sales per day for the January through June period of 2013.

Expenses

Operating expenses for the third quarter of 2014 were $73.7 million compared to $206.5 million for the first nine months of 2013. The decrease in operating expense is primarily due to the shorter 63 day ship period in the third quarter of 2014 which provided favorable operating expense variances as compared to the 190 day ship period in the first nine months of 2013. The first nine months of 2013 includes a significant amount of operating expenses as a result of acquisition and integration expense from the Paulin Acquisition and stock compensation from vesting and an increase in the fair value of the underlying common stock. The following changes in underlying trends impacted the change in operating expenses:

•

The Company’s cost of sales was $99.7 million, or 50.9% of net sales, in the third quarter of 2014, compared to $271.8 million, or 51.4% of net sales, in the first nine months of 2013. The primary reason for the decrease in cost of sales was the shorter 63 day ship period in the third quarter of 2014. Purchasing efficiencies and stable inventory prices allowed the cost of sales expressed as a percentage of net sales to improve from the prior year.

•

Selling expense was $27.2 million, or 13.9% of net sales, in the third quarter of 2014, a decrease of $48.6 million compared to $75.8 million, or 14.3% of net sales, in the first nine months of 2013. The selling expense expressed as a percentage on net sales decreased in the third quarter of 2014 compared to the first nine months of 2013 as a result of less sales travel and customer display expense.

•

Warehouse and delivery expense was $22.4 million, or 11.4% of net sales, in the third quarter of 2014, a decrease of $36.0 million compared to warehouse and delivery expense of $58.4 million, or 11.0% of net sales, in the first nine months of 2013. In the third quarter of 2014, warehouse and delivery expense expressed as a percentage on net sales increased compared to the first nine months of 2013 primarily as a result of higher freight rates.

•

General and administrative (“G&A”) expenses were $8.0 million, or 4.1% of net sales, in the third quarter of 2014, a decrease of $18.1 million compared to $26.2 million, or 4.9% of net sales in the first nine months of 2013. The G&A expenses in the 2014 period were less than the prior year period expressed as a percentage of net sales as a result of an adjustment to management bonuses for the reduced earnings level anticipated in 2014.

•

The stock compensation expense of $0.3 million was recorded in the third quarter of 2014 as compared to $6.4 million in the first nine months of 2013. The stock compensation expense recorded in the 2013 period was the result of an increase in the fair value of the underlying common stock and vesting of stock options.

•

Transaction expenses of $22.1 million were recorded in the period from June 30, 2014 through September 30, 2014 for legal, professional, diligence, and other expenses incurred by the Successor in connection with the Merger Transaction compared to acquisition and integration costs of $5.5 million in the first nine months of 2013 as a result of the Paulin Acquisition and integration.

•

Depreciation expense was $7.9 million in the third quarter of 2014, a decrease of $9.6 million compared to $17.6 million in the first nine months of 2013. The decrease in depreciation expense was the result of the shorter 63 day period in the third quarter of 2014 compared to the 190 day period in the first nine months of 2013.

•

Interest expense, net, was $14.7 million in the third quarter of 2014 compared to $36.0 million in the first nine months of 2013. The decrease in interest expense was the result of the shorter 63 day period in the first six months of 2014 compared to the 190 day period in the first nine months of 2013.

The following table provides supplemental information regarding our net sales and profitability by operating segment for the three months ended September 30, 2014 and 2013; the period from June 30 through September 30, 2014; the six months ended June 29, 2014; and the nine months ended September 30, 2013 (in 000’s):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Period from June 30, through September 30, 2014	Six Months Ended June 29, 2014	Nine Months Ended September 30, 2013

Segment Revenues
United States, excluding All Points	$151,167	$147,750	$151,167	$269,009	$409,446
All Points	5,233	6,057	5,233	10,238	16,591
Canada	37,576	36,776	37,576	73,867	97,161
Mexico	1,775	1,583	1,775	3,620	5,253
Australia	205	216	205	643	561

Total revenues	$195,956	$192,382	$195,956	$357,377	$529,012

Segment Income (Loss) from Operations
United States, excluding All Points	$19,069	$19,047	$(2,949)	$(44,830)	$41,199
All Points	496	553	496	896	1,537
Canada	4,053	2,860	4,053	4,214	5,277
Mexico	86	64	86	446	576
Australia	(398)	(95)	(398)	(114)	(803)

Total income (loss) from operations	$23,306	$22,429	$1,288	$(39,388)	$47,786

Three Month Successor Period Ended September 30, 2014 compared to the Three Month Predecessor Period Ended September 30, 2013

Revenues

Net sales for the three months ended September 30, 2014 increased $3.6 million compared to the net sales for the three months ended September 30, 2013. The U.S. and Canada operating segments generated increased net sales of $3.4 million and $0.8 million, respectively. The increase in U.S. net sales was primarily the result of higher fastener sales to our franchise and independent customers and higher key sales to our national accounts customers. The increase in Canada net sales was the result of higher sales of fastener product to our Paulin customers.

Expenses

Operating expenses were approximately $73.0 million in the three months ended September 30, 2014 compared to $72.1 million in the three months ended September 30, 2013. The moderate increase in operating expenses in the 2014 period resulted from higher depreciation and amortization expense which was partially offset by a lower amount of SG&A expense.

•

Cost of sales for the U.S. segment was $71.3 million, or 47.2% of net sales, in the three months ended September 30, 2014 compared to $70.6 million, or 47.8% of net sales in the three months ended September 30, 2013. Cost of sales for the All Points segment was $3.7 million, or 71.1%

of net sales in the three months ended September 30, 2014 compared to $4.4 million, or 73.1% of net sales in the three months ended September 30, 2013. Cost of sales for the Canada segment was $23.5 million, or 62.4% of net sales in the three months ended September 30, 2014 compared to $21.7 million, or 59.1% of net sales in the three months ended September 30, 2013. The Canada segment cost of sales increased in the third quarter of 2014 as a result of higher U.S. dollar denominated product costs and unfavorable currency exchange rates between the Canadian dollar and U.S. dollar.

•

Selling, general, and administrative (“SG&A”) expense for the U.S. segment was $45.6 million in the three months ended September 30, 2014 compared to $46.0 million in the three months ended September 30, 2013. The net decrease in SG&A expense was due to lower management bonuses and lower stock compensation expense which was partially offset by an increase in freight, delivery and insurance costs. The SG&A expense of the Canada segment was $10.5 million in the three months ended September 30, 2014 compared to $10.9 million in the three months ended September 30, 2013. The net decrease in SG&A expense was a result of lower warehouse salaries and wages together with lower shipping supplies expense.

•

Depreciation and amortization expense for the U.S. segment was $14.9 million in the three months ended September 30, 2014 compared to $10.6 million in the three months ended September 30, 2013. Depreciation and amortization expense in the Canada segment was $0.8 million in the three months ended September 30, 2014 compared to $0.6 million in the three months ended September 30, 2013. The primary reasons for the increased expense in the 2014 period was the increase in fixed assets subject to depreciation and the increase in intangible assets subject to amortization due to the Merger Transaction.

Predecessor Period of January 1 - June 29, 2014 vs Predecessor Period of the Nine Months Ended September 30, 2013

Revenues

Net sales for the first six months of 2014 were $357.4 million, or $2.84 million per shipping day, compared to net sales of $529.0 million, or $2.78 million per shipping day, for the nine months ended September 30, 2013. The decrease in revenue of $171.6 million was directly attributable to comparing operating results of 126 shipping days in the first six months of 2014 to the results from 190 shipping days in the first nine months of 2013. The U.S. operating segment net sales per shipping day of $2.1 million for the first six months of 2014 was less than $0.1 million or 0.9% less than net sales of $2.2 million per shipping day for the nine months ended September 30, 2013. The decrease in net sales on a per day basis in the six month 2014 period compared to the nine month 2013 period was primarily the result of the inclusion of the higher seasonal sales during the third quarter of 2013. The Canada operating segment net sales per shipping day of $586 thousand for the first six months of 2014 was $75 thousand or 14.6% more than net sales of $511 thousand per shipping day for the nine months ended September 30, 2013. The increase in net sales on a per day basis in the six month 2014 period compared to the nine month 2013 period was primarily the result of the inclusion of the Paulin net sales for the full six month 2014 period while the nine month 2013 period contained Paulin net sales for only 157 of the 190 shipping days. The revenue impact of the remaining operating segments was not material to the overall variance between the two periods.

Expenses

Operating expenses for the first six months of 2014 of $213.7 million contained Merger Transaction related expense of $39.2 million for stock compensation and $31.7 million for transaction expenses. The operating expenses for the 2014 period, excluding Merger Transaction related expenses of $70.9 million, were $142.8 million, or $1.1 million per shipping day, compared to operating expenses of $206.5 million, or $1.1 million per shipping day for the nine months ended September 30, 2013. The decrease in operating expenses, excluding the Merger Transaction expenses, was directly attributable to comparing operating results of 126 shipping days in the first six months of 2014 to the results from 190 shipping days in the first nine months of 2013.

•

Cost of sales for the U.S. segment was $127.9 million, or 47.6% of net sales, in the first six months of 2014 compared to $196.9 million, or 48.1% of net sales, in the nine months ended September 30, 2013. The U.S. segment cost of sales expressed as a percentage of net sales decreased in the 2014 period compared to the 2013 period as a result of purchasing efficiencies and stable product costs. Cost of sales for the Canada segment was $45.9 million, or 62.2% of net sales, in the first six months of 2014 compared to $59.9 million, or 61.6% of net sales, in the nine months ended September 30, 2013. The Canada segment cost of sales expressed as a percentage of net sales increased in 2014 period compared to the 2013 period as a result of higher U.S. dollar denominated product costs and unfavorable currency exchange between the Canadian dollar and U.S. dollar. Cost of sales for the All Points segment was $7.2 million, or 70.7% of net sales, in the first six months of 2014 compared to $11.9 million, or 71.6% of net sales, in the nine months ended September 30, 2013. The All Points segment cost of sales expressed as a percentage of net sales decreased in the 2014 period compared to the 2013 period as a result of a favorable product mix.

•

SG&A expense for the U.S. segment was $131.0 million in the first six months of 2014 compared to $134.2 million in the nine months ended September 30, 2013. Stock compensation expense related to the Merger Transaction was $39.6 million in the 2014 period compared to stock compensation expense of $6.4 million in the 2013 period. The decrease in SG&A expense in the 2014 period after excluding the stock compensation expense was the result of comparing a six month 2014 period to a nine month 2013 period.

•

Depreciation and amortization expense for the U.S. segment was $23.4 million in the first six months of 2014 compared to $32.3 million in the nine months ended September 30, 2013. The shorter six month period in 2014 compared to the nine month period in 2013 was the primary reason for the decreased expense.

Successor Period of June 30 - September 30, 2014 vs Predecessor Period of the Nine Months Ended September 30, 2013

Revenues

Net sales for the three month period from June 30 to September 30, 2014 (the “June to September 2014 Period”) were $196.0 million, or $3.1 million per shipping day, compared to net sales of $529.0 million, or $2.8 million per shipping day, for the nine months ended September 30, 2013. The decrease in revenue of $333.0 million was directly attributable to comparing operating results of 63 shipping days in the June to September 2014 Period to the results from 190 shipping days in the first nine months of 2013. The U.S. operating segment net sales per shipping day of $2.4 million for the June to September 2014 Period were $245 thousand or 11.3% more than net sales of $2.2 million per shipping day for the nine months ended September 30, 2013. The increase in net sales on a per day basis in the June to September 2014 Period compared to the nine month 2013 period was primarily the result of the higher seasonal sales during the summer months of the shorter June to September 2014 Period. The Canada operating segment net sales per shipping day of $0.6 million for the June to September 2014 Period were $85 thousand or 16.6% more than net sales of $0.5 million per shipping day for the nine months ended September 30, 2013. The increase in net sales on a per day basis in the June to September 2014 Period compared to the nine month 2013 period was primarily the result of the higher seasonal sales during the summer months of the shorter June to September 2014 Period. The revenue impact of the remaining operating segments was not material to the overall variance between the two periods.

Expenses

Operating expenses for the June to September 2014 Period of $96.0 million contained Merger Transaction related expense of $22.1 million. The operating expenses for the June to September 2014 Period, excluding Merger Transaction related expenses of $22.1 million, were $73.9 million, or $1.2 million per shipping day, compared to operating expenses of $206.5 million, or $1.1 million per shipping day, for the nine months ended September 30, 2013. The decrease in operating expenses, excluding the Merger Transaction expenses, was directly attributable to comparing operating results of 63 shipping days in the June to September 2014 Period to the results from 190 shipping days in the first nine months of 2013.

•

Cost of sales for the U.S. segment was $71.3 million, or 47.2% of net sales, in the June to September 2014 Period compared to $196.9 million, or 48.1% of net sales, in the nine months ended September 30, 2013. The U.S. segment cost of sales expressed as a percentage of net sales decreased in the 2014 Period compared to the 2013 period as a result of purchasing efficiencies and stable product costs. Cost of sales for the Canada segment was $23.5 million, or 62.4% of net sales, in the June to September Period compared to $59.9 million, or 61.6% of net sales, in the nine months ended September 30, 2013. The Canada segment cost of sales expressed as a percentage of net sales increased in the June to September 2014 Period compared to the 2013 period as a result of higher U.S. denominated product costs and unfavorable currency exchange rates between the Canadian dollar and U.S. dollar. Cost of sales for the All Points segment was $3.7 million or 71.1% of net sales in the June to September 2014 Period compared to $11.9 million, or 71.6% of net sales, in the nine months ended September 30, 2013. The All Points segment cost of sales expressed as a percentage of net sales decreased in the 2014 period compared to the 2013 period as a result of a favorable product mix.

•

SG&A expense for the U.S. segment was $45.9 million, or 30.4% of net sales in the June to September 2014 Period compared to $134.2 million or 32.8% of net sales in the nine months ended September 30, 2013. Transaction expense related to the Merger Transaction was $22.1 million in the 2014 period compared to Paulin Acquisition costs of $5.5 million together with stock compensation costs of $6.4 million in the 2013 period. The decrease in SG&A expense in the June to September 2014 Period after excluding the Merger Transaction and Paulin Acquisition expenses was the result of comparing a three month 2014 period to a nine month 2013 period.

•

Depreciation and amortization expense for the U.S. segment was $14.9 million in the June to September 2014 Period compared to $32.3 million in the nine months ended September 30, 2013. The shorter three month period in 2014 compared to the nine month period in 2013 was the primary reason for the decreased expense.

Income Taxes

In the three month and one day Successor period ended September 30, 2014, the Company recorded an income tax benefit of ($2.5) million on a pre-tax loss of ($16.4) million. In the three month Successor period ended September 30, 2014, the company recorded a tax provision of $3.8 million on pre-tax income of $5.6 million. The effective income tax rates were 15.0% and 67.5% for the three month and one day Successor period ended September 30, 2014 and the three month Successor period ended September 30, 2014 respectively. In the six month Predecessor period ended June 29, 2014, the Company recorded an income tax benefit of ($24.1) million on a pre-tax loss of ($68.6) million. The effective income tax rate was 35.1% for the six month Predecessor period ended June 29, 2014.

In the nine month Predecessor period ended September 30, 2013, the Company recorded an income tax provision of $757 thousand on pre-tax income of $2.6 million. In the three month Predecessor period ended September 30, 2013, the Company recorded an income tax provision of $5.6 million on pre-tax income of $7.4 million. The effective income tax rates were 29.3% and 76.4% for the nine and three month Predecessor periods ended September 30, 2013, respectively.

The differences between the effective income tax rate and the federal statutory rate in the three month and one day Successor period ended September 30, 2014, and the six month Predecessor period ended June 29, 2014 were affected by certain non-deductible costs associated with the Merger Transaction. The difference between the effective income tax rate and the federal statutory rate in the six month Predecessor period ended June 29, 2014 was also affected by changes, in the second quarter, in certain state income tax rates used in computing the Company’s deferred tax assets and liabilities. The remaining differences between the federal statutory rate and the effective tax rate in the three month and one day Successor period ended September 30, 2014 and the three month Successor period ended September 30, 2014 was primarily due to state and foreign income taxes. The remaining difference between the effective income tax rate and the federal statutory rate in the six month Predecessor period ended June 29, 2014 was primarily due to state and foreign income taxes.

The differences between the effective income tax rate and the federal statutory rate in the nine month and three month Predecessor periods ended September 30, 2013 were affected by a reversal of a reserve recorded for unrecognized tax benefits due to the expiration of the statute of limitations from an earlier tax period. The difference was also due in part to a valuation reserve recorded to offset the deferred tax assets of a foreign subsidiary. The effective income tax rates in the nine month and three month Predecessor periods ended September 30, 2013 were affected by the change of the estimated annual effective tax rate used to compute the interim tax provision as required by ASC 740-270, the accounting guidance established for computing income taxes in interim periods. The net effect of the change was recorded in the current period as required by the accounting standard. The effective income tax rate in the nine month Predecessor period ended September 30, 2013 was also affected by changes, recorded during the second quarter, in certain state income tax rates used in computing the Company’s deferred tax assets. The remaining differences between the effective income tax rate and the federal statutory rate in the nine month and three month Predecessor periods ended September 30, 2013 were primarily due to state and foreign income taxes.

Liquidity and Capital Resources

Cash Flows

The statements of cash flows reflect the changes in cash and cash equivalents for the three months ended September 30, 2014 (Successor), the one day ended June 30, 2014 (Successor), the six months ended June 29, 2014 (Predecessor) and the nine months ended September 30, 2013 (Predecessor) by classifying transactions into three major categories: operating, investing and financing activities. The cash flows from the Merger Transaction are separately discussed below.

Merger Transaction

In connection with the Merger Transaction, Successor Holdco issued common stock for $542.9 million in cash. Proceeds from borrowings under the Senior Facilities provided an additional $566.0 million and proceeds from the 6.375% Senior Notes provided $330.0 million, less net aggregate financing fees of $26.4 million. The debt and equity proceeds were used to repay the existing senior debt, 10.875% Senior Notes, and accrued interest thereon of $657.6 million, to repurchase the existing shareholders’ common equity and stock options of $729.6 million. The remaining proceeds were used to pay transaction expenses of $22.0 million and prepaid expenses of $0.1 million.

Operating Activities

Excluding $40.2 million in cash used for the Merger Transaction, net cash provided by operating activities for the three months ended September 30, 2014 was $1.6 million and was the result of the net income adjusted for non-cash items of $25.6 million for depreciation, amortization, deferred taxes, deferred financing, and stock-based compensation together with cash related adjustments of $24.0 million for routine operating activities, represented by changes in accounts receivable, inventories, accounts payable, accrued liabilities, and other assets. During the three months ended September 30, 2014, routine operating activities provided cash through a decrease in accounts receivable of $1.9 million, an increase in accounts payable of 0.5 million and a decrease in other items of $2.9 million. This was partially offset by an increase in inventories of $7.5 million, a decrease in other accrued liabilities of $14.1 million, an increase in other assets of $7.7 million.

Net cash provided by operating activities for the six months ended June 29, 2014 of $11.7 million was the result of the net loss adjusted for non-cash items of $41.3 million for depreciation, amortization, deferred taxes, deferred financing, and stock-based compensation together with cash related adjustments of $14.9 million for routine operating activities represented by changes in accounts receivable, inventories, accounts payable, accrued liabilities, and other assets. In the first six months of 2014, routine operating activities used cash through an increase in accounts receivable of $25.2 million, an increase in inventories of $17.9 million, and an increase in other items of $3.8 million. This was partially offset by an increase in accounts payable of $20.8 million, an increase in other accrued liabilities of $31.2 million, decrease in other assets of $8.9 million, and an increase of $1.0 million in interest payable on the junior subordinated debentures. In the first six months of 2014, increases in the accounts payable and accrued liabilities provided cash that was primarily used for seasonal increases in accounts receivable and inventory.

Net cash provided by operating activities for the nine months ended September 30, 2013 of $20.7 million was the result of the net income adjusted for non-cash items of $41.6 million for depreciation, amortization, deferred taxes, deferred financing, stock-based compensation and non-cash interest which was offset by cash related adjustments of $22.7 million for routine operating activities represented by changes in accounts receivable, inventories, accounts payable, accrued liabilities and other assets. In the first nine months of 2013, routine operating activities used cash through an increase in accounts receivable of $26.7 million, an increase in inventories of $11.2 million and other items of $2.5 million. This was partially offset by a decrease in other assets of $0.4 million, an increase in other accrued liabilities of $5.5 million, an increase in accounts payable of $5.8 million and an increase of $1.0 million in interest payable on the junior subordinated debentures. In the first nine months of 2013, the increase in accounts receivable was the primary use of cash flow from operating activities for the period.

Investing Activities

Excluding $729.6 million in cash used for the Merger Transaction, net cash used by investing activities for the three months ended September 30, 2014 was $6.1 million and consisted of $2.0 million for key duplicating machines, $0.8 million for engraving machines, $1.6 million for computer software and equipment, and $1.7 million for machinery and equipment. Capital expenditures for the six months ended June 29, 2014 totaled $12.9 million, consisting of $6.7 million for key duplicating machines, $2.9 million for engraving machines, $2.8 million for computer software and equipment, and $0.5 million for machinery and equipment.

Net cash used for investing activities was $130.7 million for the nine months ended September 30, 2013. The Company used $103.4 million for the Paulin Acquisition. Capital expenditures for the nine months totaled $27.3 million, consisting of $17.3 million for key duplicating machines, $3.4 million for engraving machines, $4.4 million for computer software and equipment and $2.2 million for machinery and equipment.

Financing Activities

Excluding $764.2 million in cash provided by borrowings related to the Merger Transaction, net cash used by financing activities was $13.0 million for the three months ended September 30, 2014. The Company used $13.0 million of cash for the repayment of revolving credit loans.

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

The Company’s working capital (current assets minus current liabilities) position of $239.6 million as of September 30, 2014 represents an increase of $0.8 million from the December 31, 2013 level of $238.8 million.

Contractual Obligations

The Company’s contractual obligations in thousands of dollars as of September 30, 2014 were as follows:

		Payments Due
Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Junior Subordinated Debentures (1)	$130,915	$—	$—	$—	$130,915
Interest on Jr Subordinated Debentures	159,008	12,231	24,463	24,463	97,851
Senior Term Loans	550,000	5,500	11,000	11,000	522,500
Bank Revolving Credit Facility	3,000	—	—	3,000	—
6.375% Senior Notes	330,000	—	—	—	330,000
KeyWorks License Agreement	2,478	422	800	744	512
Interest Payments (2)	329,132	49,835	90,722	89,789	98,786
Operating Leases	61,377	9,517	13,100	9,913	28,847
Deferred Compensation Obligations	2,077	280	—	—	1,797
Capital Lease Obligations	746	299	346	91	10
Purchase Obligations (3)	933	350	583	—	—
Other Obligations	1,713	719	795	199	—
Uncertain Tax Position Liabilities	447	—	—	55	392

Total Contractual Cash Obligations (4)	$1,571,826	$79,153	$141,809	$139,254	$1,211,610

(1)	The junior subordinated debentures liquidation value is approximately $108,704.
(2)	Interest payments for borrowings under the Senior Facilities, the 6.375% Senior Notes, and Revolver borrowings. Interest payments on the variable rate Senior Term Loans were calculated using the actual interest rate of 4.50% as of September 30, 2014. Interest payments on the 6.375% Senior Notes were calculated at their fixed rate. Interest payments on the Revolver borrowings were calculated using the actual interest rate of 3.41%.
(3)	The Company has a purchase agreement with our supplier of key blanks which requires minimum purchases of 100 million key blanks per year. To the extent minimum purchases of key blanks are below 100 million, the Company must pay the supplier $0.0035 per key multiplied by the shortfall. Since the inception of the contract in 1998, the Company has purchased more than the requisite 100 million key blanks per year from the supplier. In 2013, the Company extended this contract for an additional three years.
(4)	All of the contractual obligations noted above are reflected on the Company’s condensed consolidated balance sheet as of September 30, 2014 except for the interest payments, purchase obligations, and operating leases.

As of September 30, 2014, the Company had no material purchase commitments for capital expenditures.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Borrowings

As of September 30, 2014, the Company had $63.6 million available under the Senior Facilities. The Company had approximately $553.7 million of outstanding debt under its Senior Facilities at September 30, 2014, consisting of $550.0 million in a term loan, $3.0 million in Revolver borrowings, and $0.7 million in capitalized lease and other obligations. The term loan consisted of a $550.0 million Term B-2 Loan at an interest rate of 4.5%. The Revolver borrowings consisted of $3.0 million at an interest rate of 3.41% and the capitalized lease obligations were at various interest rates.

At September 30, 2014 and December 31, 2013, the Company’s borrowings were as follows:

	Successor			Predecessor
	September 30, 2014			December 31, 2013
(dollars in thousands)	Facility Amount	Outstanding Amount	Interest Rate	Facility Amount	Outstanding Amount	Interest Rate
Term B-2 Loan		$550,000	4.50%		$385,399	3.75%
Revolving credit facility	$70,000	3,000	3.41%	$30,000	—	—
Capital leases & other obligations		667	various		556	various

Total secured credit		553,667			385,955
Senior notes		330,000	6.375%		265,000	10.875%

Total borrowings		$883,667			$650,955

Descriptions of the Company’s credit agreement governing the Senior Facilities, as amended, and the Senior Notes are contained in the “Financing Arrangements” section of this report on Form 10-Q.

Terms of the Senior Facilities subject the Company to a revolving facility test condition whereby a senior secured leverage ratio covenant of no greater than 6.5 times last twelve months Adjusted EBITDA comes into effect if more than 35% of the total Revolver commitment is drawn or utilized in letters of credit at the end of a fiscal quarter. If this covenant comes into effect, it may restrict the Company’s ability to incur debt, make investments, pay dividends to holders of the Trust Preferred Securities, or undertake certain other business activities. As of September 30, 2014, the total revolving credit commitment of the Company was 9% utilized.

Adjusted EBITDA for the twelve months ended September 30, 2014 is $134,816. Adjusted EBITDA is defined as loss from operations ($-29,444), plus depreciation ($29,319), amortization ($24,512), stock compensation expense ($42,206), restructuring costs ($2,140),transaction costs ($55,299), acquisition and integration costs ($4,955), foreign exchange gains ($-424), management fees ($167), losses on dispositions of PP&E ($676), other ($418) and pro forma cost savings ($4,992).

Critical Accounting Policies and Estimates

Significant accounting policies and estimates are summarized in the notes to the condensed consolidated financial statements. Some accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts, and other information from outside sources, as appropriate. Management believes that these estimates and assumptions are reasonable based on the facts and circumstances as of September 30, 2014, however, actual results may differ from these estimates under different assumptions and circumstances.

Our critical accounting policies and estimates are discussed in the “Critical Accounting Policies and Estimates” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Predecessor Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission. In addition, our most significant accounting policies are discussed in Note 2 and elsewhere in the Notes to the Consolidated Financial Statements included in the Predecessor Annual Report on Form 10-K for the year ended December 31, 2013, which includes audited financial statements.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to the impact of interest rate changes as borrowings under the Senior Facilities bear interest at variable interest rates. It is the Company’s policy to enter into interest rate swap and interest rate cap transactions only to the extent considered necessary to meet our objectives.

Based on the Company’s exposure to variable rate borrowings at September 30, 2014, after consideration of the Company’s LIBOR floor rate and interest rate swap agreements, a one percent (1%) change in the weighted average interest rate for a period of one year would change the annual interest expense by approximately $4.2 million.

The Company is exposed to foreign exchange rate changes of the Australian, Canadian, and Mexican currencies as it impacts the $116.7 million tangible and intangible net asset value of our Australian, Canadian, and Mexican subsidiaries as of September 30, 2014. The foreign subsidiaries net tangible assets were $73.6 million and the net intangible assets were $43.1 million as of September 30, 2014.

The Company utilizes foreign exchange forward contracts and interest rate swaps to manage the exposure to currency fluctuations in the Canadian dollar versus the U.S. Dollar.

Item 4.

Controls and Procedures

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective, as of September 30, 2014, in ensuring that material information relating to the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2014 and that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. – Legal Proceedings.

The information set forth under Note 6 to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A – Risk Factors.

There have been no material changes to the risks related to the Company from those disclosed in Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3. – Defaults Upon Senior Securities.

Not Applicable

Item 4. – Mine Safety Disclosures.

Not Applicable

Item 5. – Other Information.

Not Applicable

Item 6. – Exhibits.

a)	Exhibits, including those incorporated by reference.

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act

32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1 *	Supplemental Consolidating Guarantor and Non-Guarantor Financial Information.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the Securities and Exchange Commission on November 14, 2014, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, (iv) Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2014, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HILLMAN COMPANIES, INC.

/s/ Anthony A. Vasconcellos	/s/ Harold J. Wilder
Anthony A. Vasconcellos	Harold J. Wilder
Chief Financial Officer	Controller
(Chief Accounting Officer)

DATE: November 14, 2014