Form 10-K
period 2014-12-31
HILLMAN COMPANIES INC
filed 2015-03-27
CIK 1029831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

On March 27, 2015, 5,000 shares of the Registrant’s common stock were issued and outstanding and 4,217,724 Trust Preferred Securities were issued and outstanding by the Hillman Group Capital Trust. The Trust Preferred Securities trade on the NYSE Amex under the symbol HLM.Pr. The aggregate market value of the Trust Preferred Securities held by non-affiliates at June 30, 2014 was $128,176,632.

PART I

Item 1 – Business.

General

The Hillman Companies, Inc. and its wholly owned subsidiaries (collectively “Hillman” or the “Company”) are one of the largest providers of hardware-related products and related merchandising services to retail markets in North America. The Company’s principal business is operated through its wholly-owned subsidiary, The Hillman Group, Inc. (the “Hillman Group”), which had net sales of approximately $734.7 million in 2014. Hillman Group sells its products to hardware stores, home centers, mass merchants, pet supply stores, and other retail outlets principally in the United States, Canada, Mexico, Australia, Latin America, and the Caribbean. Product lines include thousands of small parts such as fasteners and related hardware items; threaded rod and metal shapes; keys, key duplication systems, and accessories; builder’s hardware; and identification items, such as tags and letters, numbers, and signs. The Company supports its product sales with services that include design and installation of merchandising systems and maintenance of appropriate in-store inventory levels.

The Company’s headquarters are located at 10590 Hamilton Avenue, Cincinnati, Ohio. The Company maintains a website at www.hillmangroup.com. Information contained or linked on its website is not incorporated by reference into this annual report and should not be considered a part of this annual report.

Background

On June 30, 2014, affiliates of CCMP Capital Advisors, LLC (“CCMP”) and Oak Hill Capital Partners III, L.P., Oak Hill Capital Management Partners III, L.P. and OHCP III HC RO, L.P. (“Oak Hill Funds”), together with certain current and former members of Hillman’s management, consummated a merger transaction (the “Merger Transaction”) pursuant to the terms and conditions of an Agreement and Plan of Merger dated as of May 16, 2014. As a result of the Merger Transaction, The Hillman Companies, Inc. remained a wholly-owned subsidiary of OHCP HM Acquisition Corp., which changed its name to HMAN Intermediate II Holdings Corp. (“Predecessor Holdco”), and became a wholly-owned subsidiary of HMAN Group Holdings Inc. (“Successor Holdco” or “Holdco”). The total consideration paid in the Merger Transaction was approximately $1.5 billion including repayment of outstanding debt and including the value of the Company’s outstanding junior subordinated debentures ($105.4 million liquidation value at the time of the Merger Transaction).

Hillman Group

The Company is organized as five separate business segments, the largest of which is (1) Hillman Group operating primarily in the United States. The other business segments consist of subsidiaries of the Hillman Group operating in (2) Canada under the names The Hillman Group Canada ULC and H. Paulin & Co., (3) Mexico under the name SunSource Integrated Services de Mexico S.A. de C.V., (4) Florida under the name All Points Industries, Inc., and (5) Australia under the name The Hillman Group Australia Pty. Ltd. Hillman Group provides merchandising services and products such as fasteners and related hardware items; threaded rod and metal shapes; keys, key duplication systems, and accessories; builder’s hardware; and identification items, such as tags and letters, numbers, and signs, to retail outlets, primarily hardware stores, home centers and mass merchants, pet supply stores, grocery stores, and drug stores. Hillman complements its extensive product selection with regular retailer visits by its field sales and service organization.

Hillman markets and distributes approximately 117,000 stock keeping units (“SKUs”) of small, hard-to-find and hard-to-manage hardware items. Hillman functions as a category manager for retailers and supports these products with in-store service, high order fill rates, and rapid delivery of products sold. Sales and service representatives regularly visit retail outlets to review stock levels, reorder items in need of replacement, and interact with the store management to offer new product and merchandising ideas. Thousands of items can be actively managed with the retailer experiencing a substantial reduction of in-store labor costs and replenishment paperwork. Service representatives also assist in organizing the products in a consumer-friendly manner. Hillman complements its broad range of products with merchandising services such as displays, product identification stickers, retail price labels, store rack and drawer systems, assistance in rack positioning and store layout, and inventory restocking services. Hillman regularly refreshes retailers’ displays with new products and package designs utilizing color-coding to simplify the shopping experience for consumers and improve the attractiveness of individual store displays.

The Company ships its products from 18 strategically located distribution centers in the United States, Canada, Mexico, and Australia, and is recognized for providing retailers with industry leading fill-rates and lead times. Hillman’s main distribution centers utilize state-of-the-art warehouse management systems (“WMS”) to ship customer orders within 48 hours while achieving a very high order fill rate. Hillman utilizes third-party logistics providers to warehouse and ship customer orders in Mexico and Australia.

Hillman also designs, manufactures, and markets industry-leading identification and duplication equipment for home, office, automotive, and specialty keys. In 2000, the Company revolutionized the key duplication market with the patent-protected Axxess Key Duplication System™ which provided the ability to accurately identify and duplicate a key to store associates with little or no experience. In 2007, Hillman upgraded its key duplication technology with Precision Laser Key™ utilizing innovative digital and laser imaging to identify a key and duplicate the cut-pattern automatically. In 2011, Hillman introduced the innovative FastKey™ consumer operated key duplication system which utilizes technology from the Precision Laser Key System™. Through the Company’s creative use of technology and efficient use of inventory management systems, the sale of Hillman products have proven to be a profitable revenue source for big box retailers. The Company’s duplication systems have been placed in over 25,000 retail locations to date and are supported by Hillman sales and service representatives.

In addition, Hillman applies a variety of innovative options of consumer-operated vending systems for engraving specialty items such as pet identification tags, luggage tags, and other engraved identification tags. The Company has developed unique engraving systems leveraging state-of-the-art technologies to provide a customized solution for mass merchant and pet supply retailers. To date, approximately 8,800 Hillman engraving systems have been placed in retail locations which are also supported by Hillman’s sales and service representatives.

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

The Company currently manages a worldwide supply chain of approximately 620 vendors, the largest of which accounted for approximately 5.0% of the Company’s annual purchases and the top five of which accounted for approximately 19.2% of its annual purchases. About 40.6% of Hillman’s annual purchases are from non-U.S. suppliers, with the balance from U.S. manufacturers and master distributors. The Company’s vendor quality control procedures include on-site evaluations and frequent product testing. Vendors are also evaluated based on delivery performance and the accuracy of their shipments.

Fasteners

Fasteners remain the core of Hillman’s business and the product line encompasses more than 87,000 SKUs, which management believes to be one of the largest selections among suppliers servicing the hardware retail segment. The fastener line includes standard and specialty nuts, bolts, washers, screws, anchors, and picture hanging items. Hillman offers zinc, chrome, and galvanized plated steel fasteners in addition to stainless steel, brass, and nylon fasteners in this vast line of products. In addition, the Company carries a complete line of indoor and outdoor project fasteners for use with drywall and deck construction.

The Company keeps the fastener category vibrant and refreshed for retailers by providing a continuous stream of new products. Some of the Company’s recent offerings include an expansion of Hillman’s WeatherMaxx™ stainless steel fasteners. The fast-growing category provides consumers with value and performance in exterior applications and incremental margins for retailers. The new WeatherMaxx™ features a variety of packaging options ensuring consumers find the right quantity for large or small projects. In addition, the Tite-Series marks Hillman’s expansion into the fast growing and highly profitable construction fastener segment. The Tite-Series features fasteners for common new construction and remodeling projects such as deck building, roof repair, landscaping, and gutter repair. The Tite-Series offers enhanced performance with an easy-start, type 17 bit, serrated threads, and reduced torque requirements. The program also features an innovative new merchandising format which allows retailers to increase holding power while displaying products in a neat and organized system.

In 2014, the Company introduced a new line of hand driven nails, deck screws, and drywall screws. The new program features a comprehensive offering for DIYers and professional contractors across a good, better, best value platform. The program is marketed under the prominent Hillman brand and introduces three new categories: Fas-N-Rite, DeckPlus, and PowerPro, allowing shoppers to choose their desired quality level. The Company’s new offering was the result of extensive consumer research and contains proprietary performance features that the Company’s management believes will positively influence end-users’ purchase decision. The packaging and merchandising utilizes large product images, impactful graphics, and mounted product samples so that shoppers can easily navigate the display and locate items quickly. The Company has received positive feedback from potential customers on the new program across all Hillman core distribution channels.

In 2014, the Company expanded its mass merchant fastener program in over 3,500 stores across the U.S. The line targets consumers visiting mass merchants, grocery, and department stores who desire to purchase their hardware needs while shopping for grocery and general merchandise needs. The product offering provides convenience to the light-duty DIYer and solutions to common home improvement projects. The program utilizes Hillman’s proven packaging and merchandising best practices that simplify consumers’ shopping experience. The Company’s management believes that this new line is among the most comprehensive and innovative in this market segment which is growing in popularity due to busy consumers who prefer one-stop shopping superstores.

Also in 2014, Hillman continued to expand our fastener presence beyond retailers’ ‘brick and mortar’ locations by entering into the e-commerce segment. Hillman supported e-commerce requests and now has over 25,000 items available for sale on retailers’ websites. The Company supported direct to store and direct to consumer fulfillment for consumers who choose to order fasteners directly from retailers’ websites. Consumers can visit the retailer’s website, select their desired fasteners, pay by credit card, and pick up their order at the retailer’s store or choose to have the order shipped to the address of the consumer’s choice. The Company plans to continue to support retailers’ requests to expand their on-line offerings in 2015.

Fasteners generated approximately 64.5% of the Company’s total revenues in 2014, as compared to 64.2% in 2013 and 55.6% in 2012.

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

Hillman markets multiple separate key duplication systems. The Axxess Precision Key Duplication System™ is marketed to national retailers requiring a key duplication program easily mastered by novice associates, while the Hillman Key Program targets the F&I hardware retailers with a machine that works well in businesses with lower turnover and highly skilled employees. There are over 25,000 Axxess Programs placed in North American retailers including Home Depot, Lowe’s, and Walmart.

Hillman introduced the Precision Laser Key System™ in 2007. This system uses a digital optical camera, lasers, and proprietary software to scan a customer’s key. The system identifies the key and retrieves the key’s specifications, including the appropriate blank and cutting pattern, from a comprehensive database. This technology automates nearly every aspect of key duplication and provides the ability for every store associate to cut a key accurately. Hillman has placed approximately 2,400 of these key duplicating systems in North American retailers and the Company’s management believes that the Company is well-positioned to capitalize on this technology.

In 2014, Hillman expanded the launch of the innovative FastKey™ consumer-operated key duplication system with an additional 300 Walmart stores bringing the total number of placements to 1,000 units. FastKey™ utilizes technology from the Precision Laser Key System™ and combines a consumer-friendly vending system which allows retail shoppers to duplicate the most popular home, office, and small lock keys. The FastKey™ system covers a large percentage of the key market and features a unique key sleeve that ensures proper insertion, alignment, and duplication of the key. Consumers who attempt to duplicate keys not included in the FastKey™ system receive a ‘service slip’ identifying their key and referring them to the main Hillman key cutting location within the store. The FastKey™ market test has demonstrated the ability to increase overall key sales at the store retail level.

In addition to key duplication, Hillman has an exclusive, strategic partnership with Sid Tool Co., Inc. (acting through its Class C Solutions Group) for the distribution of the proprietary PC+© Code Cutter machine which produces automobile keys based on a vehicle’s identification number. The Code Cutter machines are marketed to automotive dealerships, auto rental agencies, and various companies with truck and vehicle fleets. Since its introduction, over 7,900 PC+© units and over 8,800 of the newer Flash Code Cutter units have been sold.

Hillman also markets keys and key accessories in conjunction with its duplication systems. Hillman’s proprietary key offering features the universal blank which uses a ‘universal’ keyway to replace up to five original equipment keys. This innovative system allows a retailer to duplicate 99% of the key market while stocking less than 100 SKUs. Hillman continually refreshes the retailer’s key offering by introducing decorated and licensed keys and accessories. The Company’s Wackey™ and Fanatix™ lines feature decorative themes of art and popular licenses such as NFL, Disney, Breast Cancer Awareness, M&M’s, and Harley Davidson to increase the purchase frequency and average transaction value per key. The Company also markets a successful line of decorative and licensed lanyards. Hillman has taken the key and key accessory categories from a price sensitive commodity to a fashion driven business and has significantly increased retail pricing and gross margins.

Keys, key accessories, and Code Cutter units represented approximately 16.6% of the Company’s total revenues in 2014, as compared to 17.1% in 2013 and 20.8% in 2012.

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

Quick-Tag™ is a patented, consumer-operated vending system that custom engraves and dispenses pet identification tags, military-style I.D. tags, holiday ornaments, and luggage tags. Styles include NFL and NCAA logo military tags. Quick-Tag™ is an easy, convenient means for the consumer to custom-engrave tags and generates attractive margins for the retailer. Hillman has placed over 4,300 Quick-Tag™ machines in retail outlets throughout the U.S. and Canada. In addition to placements in retail outlets, the Company has placed machines inside theme parks such as Disney, Sea World, and Universal Studios.

In 2010, Hillman launched the next generation engraving platform with its new FIDO™ system. This new engraving program integrates a fun attractive design with a user interface that provides new features for the consumer. The individual tag is packaged in a mini cassette and the machine’s mechanism flips the tag to allow engraving on both sides. The user interface features a loveable dog character that guides the consumer through the engraving process. Hillman has placed approximately 1,100 FIDO™ systems in PETCO stores as of December 31, 2014.

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

Hillman designs, manufactures, and assembles the engraving equipment in the Company’s Tempe, Arizona facility. Engraving products represented approximately 6.7% of the Company’s total revenues in 2014, as compared to 6.9% in 2013 and 8.8% in 2012.

Letters, Numbers, and Signs

Letters, numbers, and signs (“LNS”) includes product lines that target both the homeowner and commercial user. Product lines within this category include individual and/or packaged letters, numbers, signs, safety related products (e.g. 911 signs), driveway markers, and a diversity of sign accessories, such as sign frames.

Through a series of strategic acquisitions, exclusive partnerships, and organic product developments, Hillman has created an LNS program which gives retailers one of the largest product offerings available in this category. This SKU intensive product category is considered a staple for retail hardware departments and is typically merchandised in eight linear feet of retail space containing hundreds of SKUs. In addition to the core product program, Hillman provides its customers with retail support including custom plan-o-grams and merchandising solutions.

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

The LNS category represented approximately 4.8% of the Company’s total revenues in 2014, as compared to 4.9% in 2013, and 5.8% in 2012.

Threaded Rod

Hillman is a leading supplier of metal shapes and threaded rod in the retail market. The SteelWorks™ threaded rod product includes hot and cold rolled rod, both weld-able and plated, as well as a complete offering of All-Thread rod in galvanized steel, stainless steel, and brass.

The SteelWorks™ program is carried by many top retailers, including Lowe’s and Menards, and through cooperatives such as Ace Hardware. In addition, Hillman is the primary supplier of metal shapes to many wholesalers throughout the country.

Threaded rod generated approximately 4.5% of the Company’s total revenues in 2014, as compared to 4.5% in 2013 and 6.0% in 2012.

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

The combination of merchandising, upgraded finishes, and product breadth is designed to improve the retailer’s performance. The addition of the builder’s hardware product line exemplifies the Company’s strategy of leveraging its core competencies to further penetrate customer accounts with new product offerings. In 2014, the Company expanded the placement of the Hardware Essentials™ line in the F&I channel. The F&I channel provided successful conversions in over 350 new locations in 2014.

As of December 31, 2014, the Hardware Essentials™ line was placed in over 2,800 retail locations and generated approximately 2.9% of the Company’s total revenues in 2014, as compared to 2.4% in 2013 and 2.9% in 2012.

Markets and Customers

Hillman sells our products to national accounts such as Lowe’s, Home Depot, Walmart, Tractor Supply, Menards, PetSmart, and PETCO. Hillman’s status as a national supplier of proprietary products to big box retailers allows it to develop a strong market position and high barriers to entry within its product categories.

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

Hillman sells its products to approximately 25,000 customers, the top five of which accounted for approximately 45.0% of the Company’s total revenue in 2014. For the year ended December 31, 2014, Lowe’s was the single largest customer, representing approximately 17.6% of the Company’s total revenue, Home Depot was the second largest at approximately 16.4%, and Walmart was the third largest at approximately 6.7% of the Company’s total revenue. No other customer accounted for more than 5.0% of the Company’s total revenue in 2014. In each of the years ended December 31, 2014, 2013, and 2012, the Company derived over 10% of its total revenues from two separate customers which operated in the following segments: United States excluding All Points, Canada, and Mexico.

The Company’s telemarketing activity sells to thousands of smaller hardware outlets and non-hardware accounts. The Company is also pursuing new business internationally in such places as Canada, Mexico, Australia, South and Central America, and the Caribbean. See Note 21, Segment Reporting and Geographic Information, of Notes to Consolidated Financial Statements.

Sales and Marketing

Hillman provides product support, customer service, and profit opportunities for its retail distribution partners. The Company believes that its competitive advantage is in its ability to provide a greater level of customer service than its competitors.

Company-wide, service is the hallmark of Hillman. The national accounts field service organization consists of over 600 employees and 40 field managers focusing on big box retailers, pet super stores, large national discount chains, and grocery stores. This organization reorders products, details store shelves, and sets up in-store promotions. Many of the Company’s largest customers use electronic data interchange (“EDI”) for handling of orders and invoices.

The Company employs what it believes to be the largest factory direct sales force in the industry. The sales force, which consists of over 250 employees and is managed by 21 field managers, focuses on the F&I customers. The depth of the sales and service team enables Hillman to maintain consistent call cycles ensuring that all customers experience proper stock levels and inventory turns. This team also prepares custom plan-o-grams of displays to fit the needs of any store and establishes programs that meet customers’ requirements for pricing, invoicing, and other needs. This group also benefits from daily internal support from the Company’s inside sales and customer service teams. On average, each sales representative is responsible for approximately 55 full service accounts that the sales representative calls on approximately every two weeks.

These efforts, coupled with those of the marketing department, allow the sales force to sell and support its product lines. Hillman’s marketing department provides support through the development of new products and categories, sales collateral material, promotional items, merchandising aids, and custom signage. Marketing services such as advertising, graphic design, and trade show management are also provided to the sales force. The department is organized along Hillman’s three marketing competencies: product management, channel marketing, and marketing communications.

Competition

The Company’s primary competitors in the national accounts marketplace for fasteners are Illinois Tool Works Inc., Dorman Products Inc., Midwest Fastener Corporation, Primesource Building Products, Inc., and Nova Capital. Competition is based primarily on in-store service and price. Other competitors are local and regional distributors. Competitors in the pet tag market are specialty retailers, direct mail order, and retailers with in-store mail order capability. The Quick-Tag™, FIDO™, and TagWorks systems have patent protected technology that is a major barrier to entry and helps to preserve this market segment.

The principal competitors for Hillman’s F&I business are Midwest Fasteners and Hy-Ko Products Company (“Hy-Ko”) in the hardware store marketplace. Midwest Fasteners primarily focuses on fasteners, while Hy-Ko is the major competitor in LNS products and keys/key accessories. The Company’s management estimates that Hillman sells to approximately 63% of the full service hardware stores in the F&I marketplace. The hardware outlets that purchase Hillman products without regularly scheduled sales representative visits, may also purchase products from local and regional distributors and cooperatives. Hillman competes primarily on field service, merchandising, as well as product availability, price, and depth of product line.

Products and Suppliers

Our vast product portfolio is recognized by top retailers across North America for providing consistent quality and innovation to DIYers and professional contractors. Our product strategy concentrates on providing total project solutions for common and unique home improvement projects. Our portfolio provides retailers the assurance that their shoppers can find the right product at the right price within an ‘easy to shop’ environment. We currently manage a worldwide supply chain of approximately 620 vendors, the largest of which accounted for approximately 5.0% of our annual purchases and the top five of which accounted for approximately 19.2% of our annual purchases. About 40.6% of our annual purchases are from non-U.S. suppliers, with the balance from U.S. manufacturers and master distributors. Our vendor quality control procedures include on-site evaluations and frequent product testing. Vendors are also evaluated based on delivery performance and the accuracy of their shipments.

Insurance Arrangements

Under the Company’s current insurance programs, commercial umbrella coverage is obtained for catastrophic exposure and aggregate losses in excess of expected claims. Since 1991, the Company has retained the exposure on certain expected losses related to workers’ compensation, general liability, and automobile. The Company also retains the exposure on expected losses related to health benefits of certain employees. The Company believes that its present insurance is adequate for its businesses. See Note 17, Commitments and Contingencies, of Notes to Consolidated Financial Statements.

Employees

As of December 31, 2014, the Company had 2,605 full time and part time employees, none of which were covered by a collective bargaining agreement. In the opinion of the Company’s management, employee relations are good.

Backlog

The Company does not consider the sales backlog to be a significant indicator of future performance due to the short order cycle of its business. The Company’s sales backlog from ongoing operations was approximately $5.1 million as of December 31, 2014 and approximately $4.4 million as of December 31, 2013. The Company expects to realize the entire December 31, 2014 backlog during 2015.

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

In addition, the Company’s quarterly reports on Form 10-Q and annual reports on Form 10-K are available free of charge on the Company’s website at www.hillmangroup.com as soon as reasonably practicable after such reports are electronically filed with the SEC. The Company is providing the address to its website solely for the information of investors. The Company does not intend the address to be an active link or to incorporate the contents of the website into this report.

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

Our business, financial condition, and results of operations have and may continue to be affected by various economic factors. The U.S. economy is experiencing an uneven recovery following a protracted slowdown, and the future economic environment may continue to be challenging. The economic slowdown led to reduced consumer and business spending and any delay in the recovery could lead to further reduced spending in the foreseeable future, including by our customers. In addition, a decline in economic conditions may result in financial difficulties leading to restructurings, bankruptcies, liquidations and other unfavorable events for our customers, suppliers, and other service providers. If such conditions deteriorate in 2015 or through 2016, our industry, business, and results of operations may be materially adversely impacted.

The Company’s business is impacted by general economic conditions in the U.S., Canada, and other international markets, particularly the U.S. retail markets including hardware stores, home centers, mass merchants, and other retailers. In recent quarters, operations have been negatively impacted by the slow growth in the U.S. economy, including high unemployment figures and the contraction of the retail market. Although there have been certain signs of improvement in the economy and stabilization of domestic credit markets from the height of the financial crisis, general expectations call for slow economic growth in the near term and it may have the effect of reducing consumer spending which could adversely affect our results of operations during the next year.

If the current weakness continues in the retail markets including hardware stores, home centers, mass merchants, and other retail outlets in North America, or general economic conditions worsen, it could have a material adverse effect on the Company’s business.

In the past several years, the Company’s business has been adversely affected by the decline in the North American economy, particularly with respect to retail markets including hardware stores, home centers, lumberyards, and mass merchants. It is possible that this softness will continue or further deteriorate in 2015 or through 2016. To the extent that this decline persists or deteriorates, there is likely to be an unfavorable impact on demand for Company products which could have a material adverse effect on sales, earnings, and cash flows. In addition, due to current economic conditions, it is possible that certain customers’ credit-worthiness may erode and result in increased write-offs of customer receivables.

The Company operates in a highly competitive industry, which may have a material adverse effect on its business, financial condition, and results of operations.

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

The Company’s three largest customers constituted approximately 40.7% of net sales and 42.2% of the year-end accounts receivable balance for 2014. Each of these customers is a big box chain store. As a result, the Company’s results of operations depend greatly on its ability to maintain existing relationships and arrangements with these big box chain stores. To the extent that the big box chain stores are materially adversely impacted by the current slow growth in economic condition, this could have a negative effect on our results of operations. The loss of one of these customers or a material adverse change in the relationship with these customers could have a negative impact on the Company’s business. The Company’s inability to penetrate new channels of distribution may also have a negative impact on our future sales and business.

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

The Company sources many products from China and other Asian countries for resale in other regions. To the extent that the RMB or other currencies appreciate with respect to the U.S. dollar, the Company may experience cost increases on such purchases. The RMB depreciated against the U.S. dollar by 2.5% in 2014, and appreciated against the U.S. dollar by 2.8% in 2013, and 1.0% in 2012. Significant appreciation of the RMB or other currencies in countries where the Company sources our products could adversely impact the Company’s profitability. In addition, the Company’s foreign subsidiaries may purchase certain products from their vendors denominated in U.S. dollars. If the U.S. dollar strengthens compared to the local currencies, it may result in margin erosion. The Company has a practice of hedging some of its Canadian subsidiary’s purchases denominated in U.S. dollars. The Company may not be successful at implementing customer pricing or other actions in an effort to mitigate the related cost increases and thus our results of operations may be adversely impacted.

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

Unfavorable changes in the current economic environment may make it difficult to acquire businesses in order to further our growth strategy. We will continue to seek acquisition opportunities both to expand into new markets and to enhance our position in our existing markets. However, our ability to do so will depend on a number of factors, including our ability to obtain financing that we may need to complete a proposed acquisition opportunity which may be unavailable or available on terms that are not advantageous to us. If financing is unavailable, we may be forced to forego otherwise attractive acquisition opportunities which may have a negative effect on our ability to grow.

If the Company were required to write down all or part of our goodwill or indefinite-lived trade names, our results of operations could be materially adversely affected.

The Company has $621.6 million of goodwill and $86.5 million of indefinite-lived trade names recorded on our Consolidated Balance Sheet at December 31, 2014. The Company is required to periodically determine if our goodwill or indefinite-lived trade names have become impaired, in which case we would write down the impaired portion of the intangible asset. If the Company were required to write down all or part of our goodwill or indefinite-lived trade names, our net income could be materially adversely affected.

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

Unauthorized disclosure of sensitive or confidential customer, employee, supplier, or Company information, whether through a breach of our computer systems, including cyber-attacks or otherwise, could severely harm our business.

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

Risks relating to our Indebtedness

The Company has significant indebtedness that could affect operations and financial condition and prevent the Company from fulfilling its obligations under its indebtedness.

The Company has a significant amount of indebtedness. On December 31, 2014, total indebtedness was $983.3 million, consisting of $105.4 million of indebtedness of Hillman and $877.9 million of indebtedness of Hillman Group.

The Company’s substantial indebtedness could have important consequences to investors in Hillman securities. For example, it could:

•	make it more difficult for the Company to satisfy obligations to holders of its indebtedness;

•	increase the Company’s vulnerability to general adverse economic and industry conditions;

•	require the dedication of a substantial portion of cash flow from operations to payments on indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, research and development efforts, and other general corporate purposes;

•	limit flexibility in planning for, or reacting to, changes in the Company’s business and the industry in which it operates;

•	place the Company at a competitive disadvantage compared to competitors that have less debt; and

•	limit the Company’s ability to borrow additional funds.

In addition, the indenture governing The Hillman Group’s notes and its senior secured credit facilities contain financial and other restrictive covenants that limit the ability to engage in activities that may be in the Company’s long-term best interests. The failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all outstanding debts.

Despite current indebtedness levels, the Company and its subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks associated with the Company’s substantial leverage.

The Company may be able to incur substantial additional indebtedness in the future. The terms of the indenture do not fully prohibit the Company or our subsidiaries from doing so. The senior secured credit facilities permit additional borrowing of million on the revolving credit facility. If new debt is added to our current debt levels, the related risks that the Company and its subsidiaries now face could intensify.

The failure to meet certain financial covenants required by The Hillman Group’s credit agreements may materially and adversely affect assets, financial position, and cash flows.

Certain of the Company’s credit agreements require the maintenance of a leverage ratio and limit our ability to incur debt, make investments, make dividend payments to holders of the Trust Preferred Securities, or undertake certain other business activities. In particular, our maximum allowed senior secured net leverage requirement is 6.50x as of December 31,

2014. A breach of the leverage covenant, or any other covenants, could result in an event of default under the credit agreements. Upon the occurrence of an event of default under the credit agreements, all amounts outstanding, together with accrued interest, could be declared immediately due and payable by our lenders. If this happens, our assets may not be sufficient to repay in full the payments due under the credit agreements. The current credit market environment and other macro-economic challenges affecting the global economy may adversely impact our ability to borrow sufficient funds or sell assets or equity in order to pay existing debt.

The Company is subject to fluctuations in interest rates.

On June 30, 2014, Hillman and certain of its subsidiaries closed on a $620,000 senior secured credit facility (the “Senior Facilities”), consisting of a $550,000 term loan and a $70,000 revolving credit facility (“Revolver”).

All of our indebtedness incurred in connection with the Senior Facilities has variable rate interest. Increases in borrowing rates will increase our cost of borrowing, which may affect our results of operations and financial condition.

Restrictions imposed by the indenture governing the notes, and by our Senior Facilities and our other outstanding indebtedness, may limit our ability to operate our business and to finance our future operations or capital needs or to engage in other business activities.

The terms of Hillman Group’s Senior Facilities and the indenture governing the notes restrict us and our subsidiaries from engaging in specified types of transactions. These covenants restrict our ability and the ability of our restricted subsidiaries, among other things, to:

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

In addition, the Revolver requires us to comply, under certain circumstances, with a maximum senior secured net leverage ratio covenant. Our ability to comply with this covenant can be affected by events beyond our control, and we may not be able to satisfy them. A breach of this covenant would be an event of default. In the event of a default under the Revolver, those lenders could elect to declare all amounts outstanding under the Revolver to be immediately due and payable or terminate their commitments to lend additional money, which would also lead to a cross-default and cross-acceleration of amounts owing under the term loan. If the indebtedness under our Senior Facilities or the notes were to be accelerated, our assets may not be sufficient to repay such indebtedness in full. In particular, note holders will be paid only if we have assets remaining after we pay amounts due on our secured indebtedness, including our Senior Facilities. We have pledged a significant portion of our assets as collateral under our Senior Facilities.

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

Our subsidiaries own substantially all of our assets and conduct substantially all of our operations. Accordingly, repayment of our indebtedness, including the notes, will be dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment, or otherwise. Unless they are guarantors of the notes, our subsidiaries will not have any obligation to pay amounts due on the notes or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness, including the notes. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. While the indenture governing the notes limits the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to certain qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness, including the notes.

Item 1B - Unresolved Staff Comments.

None.

Item 2  – Properties.

As of December 31, 2014, the Company’s principal office, manufacturing, and distribution properties were as follows:

Business Segment	Approximate Square Footage	Description
United States, excluding All Points
Cincinnati, Ohio	270,000	Office, Distribution
Forest Park, Ohio	385,000	Office, Distribution
Jacksonville, Florida	97,000	Distribution
Lewisville, Texas	81,000	Distribution
Parma, Ohio	16,000	Office, Distribution
Shafter, California	134,000	Distribution
Tempe, Arizona	184,000	Office, Mfg., Distribution
United States, All Points
Pompano Beach, Florida	39,000	Office, Distribution
Canada
Burnaby, British Columbia	29,000	Distribution
Edmonton, Alberta	41,000	Distribution
Laval, Quebec	36,000	Distribution
Milton, Ontario	27,000	Manufacturing
Mississauga, Ontario	65,000	Manufacturing, Distribution
Moncton, New Brunswick	13,000	Office, Distribution
Pickering, Ontario	191,000	Distribution
Scarborough, Ontario	372,000	Office, Mfg., Distribution
Winnipeg, Manitoba	40,000	Distribution
Mexico
Monterrey	13,000	Distribution
Australia
Melbourne	16,000	Distribution

All of the Company’s facilities are leased, with the exception of one distribution facility located in Scarborough, Ontario. In the opinion of the Company’s management, the Company’s existing facilities are in good condition.

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

2014	High	Low
First Quarter	$31.00	$30.15
Second Quarter	31.40	29.80
Third Quarter	31.98	30.12
Fourth Quarter	32.24	30.60

2013	High	Low
First Quarter	$32.99	$29.98
Second Quarter	34.00	25.32
Third Quarter	31.00	28.68
Fourth Quarter	31.02	29.75

The Trust Preferred Securities have a liquidation value of $25.00 per security. As of March 1, 2015, there were 382 holders of Trust Preferred Securities. As of March 27, 2015, the total number of Trust Preferred Securities outstanding was 4,217,724. As of March 27, 2015, the Company’s total number of shares of common stock outstanding was 5,000, held by one stockholder.

Distributions

The Company pays interest to the Hillman Group Capital Trust (the “Trust”) on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.2 million per annum in the aggregate. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. For the years ended December 31, 2014 and 2013, the Company paid $12.2 million per year in interest on the Junior Subordinated Debentures, which was equivalent to the amounts distributed by the Trust for the same periods.

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

Issuer Purchases of Equity Securities

The Company made no repurchases of our equity securities during 2014.

Item 6 – Selected Financial Data.

The Company’s operations for the periods presented subsequent to the May 28, 2010 acquisition by the Oak Hill Funds and certain members of management but prior to June 30, 2014 are referenced herein as the Predecessor or Predecessor Operations. The Company’s operations for the periods presented since the Merger Transaction are referenced herein as the Successor or Successor Operations and include the effects of the Company’s debt refinancing. Periods prior to the acquisition by the Oak Hill Funds, certain members of management and Board of Directors are referred to below as the Pre-predecessor or Pre-predecessor Operations.

The following table sets forth selected consolidated financial data of the Pre-predecessor as of and for the five months ended May 28, 2010; and consolidated financial data of the Predecessor for the six months ended June 29, 2014, as of and for the years ended December 31, 2013, 2012, and 2011 and the seven months ended December 31, 2010; and consolidated financial data of the Successor as of and for the six months ended December 31, 2014. See the accompanying Notes to Consolidated Financial Statements and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information regarding the acquisition of the Company by affiliates of CCMP Capital Advisors, LLC and the Oak Hill Funds and the Company’s debt refinancing as well as other acquisitions that affect comparability.

	Successor	Predecessor					Pre- predecessor
(dollars in thousands)	Period from 6/30/2014 Through 12/31/14	Six Months Ended 6/29/14	Year Ended 12/31/13	Year Ended 12/31/12	Year Ended 12/31/11	Seven Months Ended 12/31/10	Five Months Ended 5/28/10
Income Statement Data:
Net sales	$377,292	$357,377	$701,641	$555,465	$506,526	$276,680	$185,716
Cost of Sales (exclusive of depreciation and amortization)	193,221	183,342	359,326	275,016	252,491	136,554	89,773
Acquisition and integration expense (1)	22,719	31,681	8,638	3,031	2,805	11,150	11,342
Net loss	(18,937)	(44,526)	(1,148)	(7,234)	(9,779)	(8,038)	(25,208)

Balance Sheet Data at December 31:
Total assets	$1,903,013	N/A	$1,264,856	$1,175,793	$1,127,851	$1,052,778	N/A
Long-term debt & capital lease obligations (2)	547,857	N/A	385,955	313,439	315,709	300,714	N/A
6.375% Senior Notes	330,000	N/A	—	—	—	—	N/A
10.875% Senior Notes	—	N/A	265,000	265,000	200,000	150,000	N/A

(1)	Acquisition and integration expenses for investment banking, legal, and other professional fees incurred in connection with the Merger Transaction and subsequent acquisitions.
(2)	Includes current portion of long-term debt (at face value) and capitalized lease obligations.

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

General

Hillman is one of the largest providers of hardware-related products and related merchandising services to retail markets in North America. The Company’s principal business is operated through its wholly-owned subsidiary, The Hillman Group, Inc. (the “Hillman Group”), which had net sales of approximately $734.7 million in 2014. Hillman Group sells our products to hardware stores, home centers, mass merchants, pet supply stores, and other retail outlets principally in the United States, Canada, Mexico, Australia, Latin America, and the Caribbean. Product lines include thousands of small parts such as fasteners and related hardware items; threaded rod and metal shapes; keys, key duplication systems, and accessories; builder’s hardware; and identification items, such as tags and letters, numbers, and signs. The Company supports our product sales with services that include the design and installation of merchandising systems and maintenance of appropriate in-store inventory levels.

Merger Transaction

On June 30, 2014, affiliates of CCMP Capital Advisors, LLC (“CCMP”) and Oak Hill Capital Partners III, L.P., Oak Hill Capital Management Partners III, L.P. and OHCP III HC RO, L.P. (“Oak Hill Funds”), together with certain current and former members of Hillman’s management, consummated a merger transaction (the “Merger Transaction”) pursuant to the terms and conditions of an Agreement and Plan of Merger dated as of May 16, 2014. As a result of the Merger Transaction, The Hillman Companies, Inc. remained a wholly-owned subsidiary of OHCP HM Acquisition Corp., which changed its name to HMAN Intermediate II Holdings Corp. (“Predecessor Holdco”), and became a wholly-owned subsidiary of HMAN Group Holdings Inc. (“Successor Holdco” or “Holdco”). The total consideration paid in the Merger Transaction was approximately $1.5 billion including repayment of outstanding debt and including the value of the Company’s outstanding junior subordinated debentures ($105.4 million liquidation value at the time of the Merger Transaction).

Prior to the Merger Transaction, the Oak Hill Funds owned 95.6% of the Predecessor Holdco’s outstanding common stock and certain current and former members of management owned 4.4% of the Predecessor Holdco’s outstanding common stock. Upon consummation of the Merger Transaction, affiliates of CCMP owned 80.4% of the Successor Holdco’s outstanding common stock, the Oak Hill Funds owned 16.9% of the Successor Holdco’s outstanding common stock, and certain current and former members of management owned 2.7% of the Successor Holdco’s outstanding common stock.

The Company’s consolidated balance sheet and its related statements of comprehensive loss, cash flows, and stockholders’ equity for the periods presented prior to June 30, 2014 are referenced herein as the predecessor financial statements (the “Predecessor”). The Company’s consolidated balance sheet as of December 31, 2014 and its related statements of comprehensive loss, cash flows, and stockholders’ equity for the periods presented subsequent to the Merger Transaction are referenced herein as the successor financial statements (the “Successor”).

Financing Arrangements

On June 30, 2014, Hillman and certain of its subsidiaries closed on a $620.0 million Senior Facilities consisting of a $550.0 million term loan and a $70.0 million Revolver. The term loan portion of the Senior Facilities has a seven year term and the Revolver has a five year term. For the first fiscal quarter after June 30, 2014, the Senior Facilities provide term loan borrowings at interest rates based on a LIBOR plus a LIBOR Spread of 3.50%, or an Alternate Base Rate (“ABR”) plus an ABR Spread of 2.50%. The LIBOR is subject to a minimum floor rate of 1.00% and the ABR is subject to a minimum floor of 2.00%. Additionally, the Senior Facilities provide Revolver borrowings at interest rates based on a LIBOR plus a LIBOR Spread of 3.25%, or an ABR plus an ABR Spread of 2.25%. There is no minimum floor rate for Revolver loans. After the initial fiscal quarter, the borrowing rate is adjusted quarterly on a prospective basis on each adjustment date based upon total leverage ratio for initial term loans and the senior secured leverage ratio for Revolver loans. For the fiscal quarter beginning after December 31, 2014, the term loan borrowings will be at an adjusted interest rate of 4.5% and the Revolver loans will be at interest rates based on Libor plus a Libor spread of 3.25% or an ABR plus an ABR spread of 2.25%.

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

In September 1997, The Hillman Group Capital Trust, a Grantor trust (the “Trust”), completed a $105.4 million underwritten public offering of 4,217,724 Trust Preferred Securities. The Trust invested the proceeds from the sale of the preferred securities in an equal principal amount of 11.6% Junior Subordinated Debentures of Hillman due September 2027. The Company pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.2 million per annum in the aggregate. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. Pursuant to the Indenture that governs the Trust Preferred Securities, the Trust is able to defer distribution payments to holders of the Trust Preferred Securities for a period that cannot exceed 60 months (the “Deferral Period”). During a Deferral Period, the Company is required to accrue the full amount of all interest payable, and such deferred interest payable would become immediately payable by the Company at the end of the Deferral Period. There were no deferrals of distribution payments to holders of the Trust Preferred Securities in 2014 or 2013.

The Senior Facilities provide for customary events of default, including but not limited to, payment defaults, breach of representations or covenants, cross-defaults, bankruptcy events, failure to pay judgments, attachment of its assets, change of control, and the issuance of an order of dissolution. Certain of these events of default are subject to notice and cure periods or materiality thresholds. The Company is also required to comply, in certain circumstances, with a senior secured net leverage ratio covenant. This covenant only applies if, at the end of a fiscal quarter, there are outstanding Revolver borrowings in excess of 35% of the total revolving commitments. As of December 31, 2014, the Revolver loan had no amounts outstanding and the outstanding letters of credit were $3.7 million. The $3.7 million outstanding usage represented 5% of total revolving commitments and this financial covenant was not in effect. The occurrence of an event of default permits the lenders under the Senior Facilities to accelerate repayment of all amounts due. The Company was in compliance with all provisions and covenants of the Senior Facilities as of December 31, 2014.

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

Product Revenues

The following is revenue based on products for the Company’s significant product categories (in thousands):

	Successor	Predecessor
	Period from June 30, 2014 through December 31, 2014	Six months ended June 29, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Net sales
Keys	$48,327	$45,511	$90,518	$86,943
Engraving	25,465	24,065	48,442	48,979
Letters, numbers and signs	19,439	16,145	34,045	32,251
Fasteners	241,636	232,222	450,234	308,770
Threaded rod	16,269	16,535	31,802	33,326
Code cutter	1,425	1,392	2,680	2,851
Builders hardware	10,482	10,106	17,320	16,370
Other	14,249	11,401	26,600	25,975

Consolidated net sales	$377,292	$357,377	$701,641	$555,465

Results of Operations

Sales and profitability for the years ended December 31, 2014 and 2013:

	Successor		Predecessor
	Period from June 30, 2014 through December 31, 2014		Six months ended June 29, 2014		Year ended December 31, 2013
(dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Net sales	$377,292	100.0%	$357,377	100.0%	$701,641	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	193,221	51.2%	183,342	51.3%	359,326	51.2%
Selling	53,248	14.1%	55,312	15.5%	102,354	14.6%
Warehouse & delivery	44,585	11.8%	41,449	11.6%	78,606	11.2%
General & administrative	17,346	4.6%	20,772	5.8%	35,685	5.1%
Stock compensation	675	0.2%	39,229	11.0%	9,006	1.3%
Transaction, acquisition and integration (a)	22,719	6.0%	31,681	8.9%	8,638	1.2%
Depreciation	17,277	4.6%	14,149	4.0%	24,796	3.5%
Amortization	19,128	5.1%	11,093	3.1%	22,112	3.2%
Management fees to related party	276	0.1%	15	0.0%	77	0.0%
Other expense (income), net	576	0.2%	(277)	(0.1%)	4,600	0.7%

Income (loss) from operations	8,241	2.2%	(39,388)	(11.0%)	56,441	8.0%

Interest expense, net	27,250	7.2%	23,150	6.5%	48,138	6.9%
Interest expense on junior subordinated debentures	6,305	1.7%	6,305	1.8%	12,610	1.8%
Investment income on trust common securities	(189)	(0.1%)	(189)	(0.1%)	(378)	(0.1%)

Loss before income taxes	(25,125)	(6.7%)	(68,654)	(19.2%)	(3,929)	(0.6%)

Income tax benefit	(6,188)	(1.6%)	(24,128)	(6.8%)	(2,781)	(0.4%)

Net loss	$(18,937)	(5.0%)	$(44,526)	(12.5%)	$(1,148)	(0.2%)

(a)	Represents expenses for investment banking, legal and other professional fees incurred in connection with the Merger Transaction and the Paulin Acquisition.

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

Hillman is exposed to the risk of unfavorable changes in foreign currency exchange rates for the U.S. dollar versus local currency of our suppliers located primarily in China and Taiwan. Hillman purchases a significant variety of our products for resale from multiple vendors located in China and Taiwan. The purchase price of these products is routinely negotiated in U.S. dollar amounts rather than the local currency of the vendors and our suppliers’ profit margins decrease when the U.S. dollar declines in value relative to the local currency. This puts pressure on our suppliers to increase prices to us. The U.S. dollar declined in value relative to the Chinese renminbi by approximately 0.25% in 2012, declined by 2.94% in 2013, and has increased by 0.46% in 2014. The U.S. dollar declined in value relative to the Taiwan dollar by approximately by 3.11% in 2012, increased by 3.75% in 2013, and has increased by 5.82% in 2014.

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

The Company took pricing action in response to the increases to our product cost caused by the above factors. The pricing actions resulted in increasing revenues by approximately $12 million for the year ended December 31, 2012. The Company has not taken significant pricing action since 2012, however, the Company may take future pricing action, when warranted, in an attempt to offset a portion of product cost increases. The ability of the Company’s operating divisions to institute price increases and seek price concessions, as appropriate, is dependent on competitive market conditions.

Predecessor Period of January 1 – June 29, 2014 vs Year Ended December 31, 2013

Net Sales

Net sales for the first six months of 2014 were $357.4 million, or $2.84 million per shipping day, compared to net sales of $701.6 million, or $2.82 million per shipping day for the year ended December 31, 2013. The decrease in revenue of $344.2 million was directly attributable to comparing operating results of 126 shipping days in the first six months of 2014 to the results from 249 shipping days in the full year of 2013. The sales per shipping day of $2.84 million in the first six months of 2014 was approximately 0.7% higher than the sales per shipping day of $2.82 million in the full year of 2013. The inclusion of the Paulin business in the entire first six months of 2014 and sales improvement of fastener and key products contributed to the higher average sales per day amount.

Expenses

Operating expenses for the six months ended June 29, 2014 were $182.0 million, after excluding transaction costs of $31.7 million, compared to $281.3 million for the full year of 2013. The decrease in operating expense is primarily due to the shorter 126 day ship period in the first six months of 2014 which provided favorable operating expense variances as compared to the 249 day ship period in the full year of 2013. The first six months of 2014 also includes a significant amount of operating expenses as a result of administrative, stock compensation, and transaction expense incurred in connection with the Merger Transaction. The following changes in underlying trends impacted the change in operating expenses and cost of sales:

•	The Company’s cost of sales was $183.3 million, or 51.3% of net sales, in the first six months of 2014, compared to $359.3 million, or 51.2% of net sales, in the full year of 2013. The primary reason for the decrease in cost of sales was the shorter 126 day ship period in the first six months of 2014. Purchasing efficiencies and stable inventory prices allowed the cost of sales expressed as a percentage of net sales to remain nearly the same as the prior year.

•	Selling expense was $55.3 million, or 15.5% of net sales, in the first six months of 2014, a decrease of $47.1 million compared to $102.4 million, or 14.6% of net sales, in the full year of 2013. The selling expense expressed as a percentage on net sales increased in the first six months of 2014 compared to the full year of 2013 as a result of costs attributable to the new Paulin business, higher set up costs on customer displays, commissions on key vending sales, and sales service payroll and payroll benefit related expenditures.

•	Warehouse and delivery expense was $41.4 million, or 11.6% of net sales, in the first six months of 2014, a decrease of $37.2 million compared to warehouse and delivery expense of $78.6 million, or 11.2% of net sales, in the full year of 2013. In the first six months of 2014, warehouse and delivery expense expressed as a percentage on net sales increased compared to the full year of 2013 as a result of expenses attributable to the new Paulin business together with higher freight rates.

•	General and administrative (“G&A”) expenses were $20.8 million, or 5.8% of net sales, in the first six months of 2014, a decrease of $14.9 million compared to $35.7 million, or 5.1% of net sales in the full year 2013. In the first six months of 2014, G&A expense expressed as a percentage on net sales increased compared to the full year of 2013 as a result of expenses attributable to the new Paulin business.

•	Stock compensation expenses from stock options primarily related to the Merger Transaction resulted in cost of $39.2 million in the first six months of 2014. The stock compensation expense was $9.0 million in the full year of 2013. The increase in stock compensation expense was the result of an increase in the fair value of the underlying common stock and accelerated vesting of stock options as a result of the Merger Transaction.

•	Transaction expenses of $31.7 million in the first six months of 2014 represent costs for investment banking, legal, and other expenses incurred in connection with the Merger Transaction. Acquisition and integration costs were $8.6 million in the full year of 2013 as a result of the Paulin Acquisition and integration.

•	Depreciation expense was $14.1 million in the first six months of 2014, a decrease of $10.7 million compared to $24.8 million in the full year of 2013. The decrease in depreciation expense was the result of the shorter period for the first six months of 2014 compared to the full year of 2013.

•	Amortization expense was $11.1 million in the first six months of 2014, a decrease of $11.0 million compared to $22.1 million in the full year of 2013. The decrease in amortization expense was the result of the shorter period for the first six months of 2014 compared to the full year of 2013.

•	Interest expense, net, was $23.2 million in the first six months of 2014 compared to $48.1 million in the full year of 2013. The decrease in interest expense was the result of the shorter period for the first six months of 2014 compared to the full year of 2013.

•	Other (income) expense, net was ($0.3) million in the first six months of 2014 compared to $4.6 million for the year ended December 31, 2013. The other expenses incurred in 2013 were primarily the result of the restructuring costs incurred to streamline the warehouse distribution system.

Successor Period of June 30 – December 31, 2014 vs Predecessor Year Ended December 31, 2013

Net Sales

Net sales for the last six months of 2014 were $377.3 million, or $3.07 million per shipping day, compared to net sales of $701.6 million, or $2.82 million per shipping day for the year ended December 31, 2013. The decrease in revenue of $324.3 million was directly attributable to comparing operating results of 123 shipping days in the last six months of 2014 to the results from 249 shipping days in the full year of 2013. The sales per shipping day of $3.07 million in the last six months of 2014 was approximately 8.9% higher than the sales per shipping day of $2.82 million in the full year of 2013. The inclusion of the Paulin business in the entire last six months of 2014 and sales improvement of fastener and key products contributed to the higher average sales per day amount.

Expenses

Operating expenses for the last six months of 2014 were $152.5 million, after excluding transaction costs of $22.7 million, compared to $281.3 million for the full year of 2013. The decrease in operating expense is primarily due to the shorter 123 day ship period in the last six months of 2014 which provided favorable operating expense variances as compared to the 249 day ship period in the full year of 2013. The last six months of 2014 also includes a significant amount of operating expenses as a result of increased depreciation and amortization expense incurred in connection with the Merger Transaction. The following changes in underlying trends impacted the change in operating expenses and cost of sales:

•	The Company’s cost of sales was $193.2 million, or 51.2% of net sales, in the last six months of 2014, compared to $359.3 million, or 51.2% of net sales, in the full year of 2013. The primary reason for the decrease in cost of sales was the shorter 123 day ship period in the last six months of 2014. Purchasing efficiencies and stable inventory prices allowed the cost of sales expressed as a percentage of net sales to remain the same as the prior year.

•	Selling expense was $53.2 million, or 14.1% of net sales, in the last six months of 2014, a decrease of $49.1 million compared to $102.4 million, or 14.6% of net sales, in the full year of 2013. The selling expense expressed as a percentage on net sales decreased in the last six months of 2014 compared to the full year of 2013 as a result of less sales travel and customer display expense.

•	Warehouse and delivery expense was $44.6 million, or 11.8% of net sales, in the last six months of 2014, a decrease of $34.0 million compared to warehouse and delivery expense of $78.6 million, or 11.2% of net sales, in the full year of 2013. In the last six months of 2014, warehouse and delivery expense expressed as a percentage on net sales increased compared to the full year of 2013 as a result of expenses attributable to the new Paulin business together with higher freight rates.

•	G&A expenses were $17.3 million, or 4.6% of net sales, in the last six months of 2014, a decrease of $18.4 million compared to $35.7 million, or 5.1% of net sales in the full year 2013. In the last six months of 2014, G&A expense expressed as a percentage of net sales decreased compared to the full year of 2013 as a result of an adjustment to management bonuses for the reduced earnings level in 2014.

•	Stock compensation expenses from stock options of the successor company resulted in cost of $0.7 million in the last six months of 2014. The stock compensation expense was $9.0 million in the full year of 2013. The 2013 stock compensation expense was the result of an increase in the fair value of the underlying common stock.

•	Transaction expenses of $22.7 million in the last six months of 2014 represent costs for investment banking, legal, and other expenses incurred in connection with the Merger Transaction. Acquisition and integration costs were $8.6 million in the full year of 2013 as a result of the Paulin Acquisition and integration.

•	Depreciation expense was $17.3 million in the last six months of 2014, a decrease of $7.5 million compared to $24.8 million in the full year of 2013. The decrease in depreciation expense was the result of the shorter period for the last six months of 2014 compared to the full year of 2013. In addition, the monthly rate of depreciation expense increased in the last six months of 2014 as a result of a higher amount of fixed assets acquired in connection with the Merger Transaction.

•	Amortization expense was $19.1 million in the last six months of 2014, a decrease of $3.0 million compared to $22.1 million in the full year of 2013. The decrease in amortization expense was the result of the shorter period for the last six months of 2014 compared to the full year of 2013. In addition, the monthly rate of amortization expense increased in the last six months of 2014 as a result of a higher amount of intangible assets acquired in connection with the Merger Transaction.

•	Interest expense, net, was $27.3 million in the last six months of 2014 compared to $48.1 million in the full year of 2013. The decrease in interest expense was the result of the shorter period for the last six months of 2014 compared to the full year of 2013. In addition, the monthly rate of interest expense increased in the last six months of 2014 as a result of a higher amount of debt acquired in connection with the Merger Transaction.

•	Other (income) expense, net was $0.6 million in the last six months of 2014 compared to $4.6 million for the year ended December 31, 2013. The other expenses incurred in 2013 were primarily the result of the restructuring costs incurred to streamline the warehouse distribution system.

Results of Operations

Sales and profitability for the year ended December 31, 2013 and December 31, 2012:

	Year ended December 31, 2013		Year ended December 31, 2012
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Net sales	$701,641	100.0%	$555,465	100.0%
Cost of sales (exclusive of depreciation and amortization shown below)	359,326	51.2%	275,016	49.5%
Selling	102,354	14.6%	90,498	16.3%
Warehouse & delivery	78,606	11.2%	58,097	10.5%
General & administrative	44,691	6.4%	39,735	7.2%
Acquisition and integration	8,638	1.2%	3,031	0.5%
Depreciation	24,796	3.5%	22,009	4.0%
Amortization	22,112	3.2%	21,752	3.9%
Management and transaction fees to related party	77	0.0%	155	0.0%
Other (income) expense, net	4,600	0.7%	4,204	0.8%

Income from operations	56,441	8.0%	40,968	7.4%

Interest expense	48,138	6.9%	41,138	7.4%
Interest expense on junior subordinated debentures	12,610	1.8%	12,610	2.3%
Investment income on trust common securities	(378)	(0.1%)	(378)	(0.1%)

Loss before taxes	(3,929)	(0.6%)	(12,402)	(2.2%)
Income tax benefit	(2,781)	(0.4%)	(5,168)	(0.9%)

Net loss	$(1,148)	(0.2%)	$(7,234)	(1.3%)

Year Ended December 31, 2013 vs Year Ended December 31, 2012

Net Sales

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

Expenses

Operating expenses were substantially higher for the year ended December 31, 2013 than for the year ended December 31, 2012. The primary reasons for the increase in operating expenses were the inclusion of the Paulin business for approximately ten months of 2013 and the increase in stock compensation expense. These costs were partially offset by the settlement of the Hy-Ko antitrust case and legal costs related to the Hy-Ko patent infringement and antitrust litigation recorded in 2012. The following changes in underlying trends also impacted the change in operating expenses and cost of sales:

•	The Company’s cost of sales was $359.3 million, or 51.2% of net sales, in the year ended December 31, 2013 compared to $275.0 million, or 49.5% of net sales, in the year ended December 31, 2012. The cost of sales percentage in the 2013 period was higher than the comparable 2012 period as a result of the inclusion of the Paulin business which increased cost of sales by 2.5% expressed as a percent of sales. The favorable change in the cost of sales percentage for 2013 excluding Paulin was the result of favorable changes in product cost and sales mix.

•	Selling expense was $102.4 million, or 14.6% of net sales, in the year ended December 31, 2013 compared to $90.5 million, or 16.3% of net sales, in the year ended December 31, 2012. Selling expense of approximately $9.6 million was attributable to the new Paulin business in the 2013 period. In 2013, selling expense excluding the Paulin business expressed as a percentage of sales was approximately equal to the prior year.

•	Warehouse and delivery expense was $78.6 million, or 11.2% of net sales, in 2013, an increase of $20.5 million compared to warehouse and delivery expense of $58.1 million, or 10.5% of net sales, in 2012. Warehouse and delivery expense of approximately $18.6 million was attributable to the new Paulin business in the year of 2013. The costs in the remaining Hillman businesses were up approximately $1.9 million from the prior year period primarily from increased warehouse lease cost and freight on customer shipments.

•	G&A expenses were $44.7 million, or 6.4% of net sales in 2013, an increase of $5.0 million compared to $39.7 million, or 7.2% of net sales in 2012. G&A expenses in the 2013 period included approximately $9.0 million in stock compensation cost and approximately $8.3 million in costs from the new Paulin business. G&A expenses in 2012 included approximately $11.7 million in legal fees and settlements related to the Hy-Ko patent infringement and antitrust cases.

•	Acquisition and integration costs were $8.6 million for the year ended December 31, 2013 primarily as a result of charges for investment banking, legal, and other expenses incurred in connection with the acquisition of Paulin. The acquisition and integration costs were $3.0 million for the year ended December 31, 2012 as a result of charges for investment banking, legal, and other expenses incurred in connection with the acquisitions of Paulin and Ook.

•	Depreciation expense was $24.8 million for the year ended December 31, 2013 compared to $22.0 million for the prior year. The higher amount of depreciation expense for the 2013 period was primarily due to the additional depreciation expense of the fixed assets acquired as a result of the Paulin Acquisition.

•	Amortization expense was $22.1 million for the year ended December 31, 2013 compared to $21.8 million for the prior year. The slightly higher amount of amortization expense for the 2013 period was due to the additional amortization expense of certain intangible assets acquired as a result of the Paulin Acquisition.

•	Interest expense, net, was $48.1 million for the year ended December 31, 2013 compared to $41.1 million in the prior year. The increase in interest expense was primarily the result of the Company’s higher borrowing levels in both the $265.0 million aggregate principal amount of the 10.875% Senior Notes and the Senior Facilities during 2013 compared to 2012.

•	Other (income) expense, net was $4.6 million for the year ended December 31, 2013 compared to $4.2 million for the year ended December 31, 2012. The other expenses incurred in 2013 and 2012 were primarily the result of the restructuring costs incurred to streamline the warehouse distribution system.

Results of Operations – Operating Segments

The following table provides supplemental information of our sales and profitability by operating segment (in 000’s):

	Successor	Predecessor
	Period from 6/30/2014 through 12/31/2014	Six Months Ended 6/29/2014	Year Ended 12/31/2013	Year Ended 12/31/2012

Segment Revenues

United States, excluding All Points	$293,219	$269,009	$541,037	$517,135
All Points	9,362	10,238	20,798	18,837
Canada	70,566	73,867	132,158	12,555
Mexico	3,507	3,620	6,842	6,268
Australia	638	643	806	670

Total revenues	$377,292	$357,377	$701,641	$555,465

Segment Income (Loss) from Operations

United States, excluding All Points	$5,072	$(44,830)	$52,255	$42,896
All Points	655	896	1,737	881
Canada	3,189	4,214	2,847	(3,050)
Mexico	73	446	629	787
Australia	(748)	(114)	(1,027)	(546)

Total income (loss) from operations	$8,241	$(39,388)	$56,441	$40,968

Predecessor Period of January 1 – June 29, 2014 vs Year Ended December 31, 2013

Net Sales

Net sales for the first six months of 2014 were $357.4 million compared to net sales of $701.6 million for the year ended December 31, 2013. The decrease in revenue of $344.2 million was directly attributable to comparing operating results of 126 shipping days in the first six months of 2014 to the results from 249 shipping days in the full year of 2013. Although the net sales of each operating segment were less in the first six months of 2014 compared to the full year of 2013, operating segment sales were comparable to first six months of 2013. The Paulin business contributed approximately $0.9 million in incremental sales to the US segment and $13.3 million in incremental sales to the Canada segment during the first six months of 2014.

Expenses

The operating expenses were substantially lower for the first six months of 2014 than for the year ended December 31, 2013. The decrease in operating expenses of $67.6 million was directly attributable to comparing operating results of 126 shipping days in the first six months of 2014 to the results from 249 shipping days in the full year of 2013.

•	Cost of sales for the US segment was $127.9 million, or 47.6% of net sales in the first six months of 2014 compared to $259.4 million, or 48.0% for the full year of 2013. The cost of sales of the Canada segment was $45.9 million, or 62.2% in the first six months of 2014 compared to $80.7 million, or 61.0% of net sales for the full year of 2013. In the first six months of 2014, unfavorable fluctuations in the Canadian dollar exchange rate resulted in higher costs for the Canada segment.

•	SG&A expense for the US segment was $131.0 million for the first six months of 2014 compared to $179.9 million in 2013. The decrease in the first six months of 2014 compared to the full year of 2013 was primarily the result of fewer days of operations which was partially offset by $39.2 million in stock compensation cost related to the Merger Transaction. The SG&A expense of the Canada segment was $22.3 million in the first six months of 2014 compared to $39.1 million in the full year of 2013.

•	Transaction, Acquisition, and Integration (“TA&I”) expense for the US segment was $31.7 million in the first six months of 2014 primarily related to the Merger Transaction. The TA&I expense was $3.0 million in 2013 for the US segment. There was no TA&I expense for the Canada segment in the first six months of 2014 and $5.6 million in the full year of 2013 as a result of expenses for investment banking, legal, and other expenses incurred in connection with the acquisition of Paulin.

•	Depreciation and amortization expense for the US segment was $23.4 million in the first six months of 2014 and $43.5 million in the full year of 2013. The primary reason for the decrease in expense was the comparison of a six month period of 2014 to a twelve month period in 2013.

•	Other (income) expense, net in the US segment was ($0.2) million in the first six months of 2014 compared to $2.8 million in the full year of 2013 as a result of a decrease in restructuring costs incurred to streamline the warehouse distribution system. Other (income) expense in the Canada segment was approximately ($0.3) million in the first six months of 2014 compared to $1.0 million in 2013 as a result of exchange rate losses in 2013. Other (income) expense in the Australia segment was approximately ($0.1) million in the first six months of 2014 compared to $0.6 million in 2013 as a result of exchange rate losses.

Successor Period of June 30 – December 31, 2014 vs Predecessor Year Ended December 31, 2013

Net Sales

Net sales for the last six months of 2014 were $377.3 million compared to net sales of $701.6 million for the year ended December 31, 2013. The decrease in revenue of $324.3 million was directly attributable to comparing operating results of 123 shipping days in the last six months of 2014 to the results from 249 shipping days in the full year of 2013. Although the net sales of each operating segment were less in the last six months of 2014 compared to the full year of 2013, operating segment sales were comparable to last six months of 2013. The Paulin business contributed approximately $11.8 million in incremental sales to the Canada segment during the last six months of 2014.

Expenses

The operating expenses were substantially lower for the last six months of 2014 than for the year ended December 31, 2013. The decrease in operating expenses of $106.0 million was directly attributable to comparing operating results of 123 shipping days in the last six months of 2014 to the results from 249 shipping days in the full year of 2013.

•	Cost of sales for the US segment was $138.6 million, or 47.3% of net sales in the last six months of 2014 compared to $259.4 million, or 48.0% for the full year of 2013. The cost of sales of the Canada segment was $45.6 million, or 64.6% in the last six months of 2014 compared to $80.7 million, or 61.0% of net sales for the full year of 2013. In the last six months of 2014, unfavorable fluctuations in the Canadian dollar exchange rate resulted in higher costs for the Canada segment.

•	SG&A expense for the US segment was $91.9 million for the last six months of 2014 compared to $179.9 million in 2013. The decrease in the last six months of 2014 compared to the full year of 2013 was primarily the result of fewer days of operations and less stock compensation expense. The SG&A expense of the Canada segment was $20.6 million in the last six months of 2014 compared to $39.1 million in the full year of 2013.

•	TA&I expense for the US segment was $22.1 million in the last six months of 2014 primarily related to the Merger Transaction. The TA&I expense was $3.0 million in 2013 for the US segment. There was $0.6 million in TA&I expense related to the Merger Transaction for the Canada segment in the last six months of 2014 and $5.6 million in the full year of 2013 as a result of expenses for investment banking, legal, and other expenses incurred in connection with the acquisition of Paulin.

•	Depreciation and amortization expense for the US segment was $33.8 million in the last six months of 2014 and $43.5 million in the full year of 2013. The primary reason for the decrease in expense was the comparison of a six month period of 2014 to a twelve month period in 2013 although the last six months of 2014 include depreciation and amortization expense on the stepped up value of fixed and intangible assets as a result of the independent valuation conducted in connection with the Merger Transaction.

•	Other (income) expense, net in the US segment was $1.6 million in the last six months of 2014 compared to $2.8 million in the full year of 2013 primarily as a result of a decrease in restructuring costs incurred to streamline the warehouse distribution system. Other (income) expense in the Canada segment was ($1.8) million in the last six months of 2014 primarily due to gains on foreign currency derivatives. Other (income) expense was $1.0 million in 2013 as a result of exchange rate losses.

Year Ended December 31, 2013 vs Year Ended December 31, 2012

Net Sales

Net sales for the year ended December 31, 2013 increased $146.1 million compared to the net sales for the year ended December 31, 2012. The US, All Points, and Canada operating segments generated increased net sales of $23.9 million, $2.0 million, and $119.6 million, respectively. The acquisition of the Paulin business in 2013 contributed approximately $11.1 million in sales to the US segment and $119.3 million in sales to the Canada segment. The remaining increase in US sales was the result of higher sales to Lowe’s, Home Depot and our F&I customers. The All Points sales increased by $2.0 million as a result of the improving economic conditions in the central and southern Florida markets they serve.

Expenses

The operating expenses were substantially higher for the year ended December 31, 2013 than for the year ended December 31, 2012. The primary reasons for the increase in operating expenses was the inclusion of portions of the Paulin business in the US and Canada operating segments and the increase in stock compensation expenses recorded in the US segment.

•	Cost of sales for the US segment was $259.4 million, or 48.0% of net sales in the year ended December 31, 2013 compared to $248.0 million, or 48.0% of net sales in the year ended December 31, 2012. The cost of sales of the Canada segment was $80.7 million, or 61.0% of net sales for 2013 compared to $9.0 million, or 71.5% of net sales in the year ended December 31, 2012. The US and Canada segments included incremental Paulin related cost of sales of $8.0 million and $72.9 million, respectively.

•	SG&A expense for the US segment was $179.9 million in 2013 compared to $177.3 million in 2012. The increase in 2013 was primarily the result of the higher sales volume, stock compensation cost of $9.0 million and Paulin expense of $2.5 million which were partially offset by approximately $11.7 million in legal fees and settlements related to the Hy-Ko patent infringement and antitrust cases settled in 2012. The SG&A expense of the Canada segment was $39.1 million in 2013 compared to $5.1 million in 2012. The primary reason for the increase in the Canada segment SG&A was the addition of $34.1 million from the acquisition of Paulin.

•	TA&I expense for the US segment was $3.0 million in 2013 compared to $1.5 million in 2012. The TA&I expense for the Canada segment was $5.6 million in 2013 compared to $1.6 million in 2012. The TA&I expenses in both segments and both years were primarily the result of expenses for investment banking, legal, and other expenses incurred in connection with the acquisition of Paulin.

•	Depreciation and amortization expense in the Canada segment was $2.9 million in 2013 compared to $0.1 million in 2012. The primary reason for the increase in 2013 expense was the acquisition of Paulin which provided incremental depreciation of $2.2 million and incremental amortization of $0.6 million.

•	Other (income) expense, net in the US segment was $2.8 million in 2013 compared to $4.3 million in 2012 as a result of a decrease in restructuring costs incurred to streamline the warehouse distribution system. Other expense in the Canada segment was approximately $1.0 million in 2013 compared to other (income) of ($0.2) million in 2012 as a result of exchange rate losses in 2013 and gains in 2012. Other expense in the Australia segment was approximately $0.6 million in 2013 compared to $0.1 million in 2012 as a result of exchange rate losses.

Income Taxes

Year Ended December 31, 2014 and Year Ended December 31, 2013

The effective income tax rate was 24.6% for the six month Successor period from June 30, 2014 through December 31, 2014 and 35.1% and 70.8% for the six month and twelve month Predecessor periods ended June 29, 2014 and December 31, 2013, respectively.

The effective income tax rate differed from the federal statutory rate in the six month Successor period June 30, 2014 through December 31, 2014 and the six month Predecessor period ended June 29, 2014 primarily due to certain non-deductible costs associated with the Merger Transaction. The effective income tax rate also differed from the federal statutory rate in the six month Successor period June 30, 2014 through December 31, 2014 and the six month Predecessor period ended June 29, 2014, due to a current period benefit caused by the effect of changes in certain state income tax rates on the Company’s deferred tax assets and liabilities.

The effective income tax rate differed from the federal statutory rate in the twelve month Predecessor period ended December 31, 2013 primarily due to a decrease in the reserve for unrecognized tax benefits. The effective income tax rate also differed from the federal statutory rate in the twelve month Predecessor period ended December 31, 2013 due to the decrease in the valuation reserve recorded against certain deferred tax assets in addition to the effect of state rates.

The remaining differences between the federal statutory rate and the effective tax rate in the six month Successor period June 30, 2014 through December 31, 2014 and the six and twelve month Predecessor periods ended June 29, 2014 and December 31, 2013, respectively, were primarily due to state and foreign income taxes. See Note 6, Income Taxes, of Notes to Consolidated Financial Statements for income taxes and disclosures related to 2014 and 2013 income tax events.

Year Ended December 31, 2013 and Year Ended December 31, 2012

The effective income tax rates were 70.8% and 41.7% for the twelve month Predecessor periods ended December 31, 2013 and 2012, respectively. The effective income tax rate differed from the federal statutory rate in the twelve month Predecessor periods ended December 31, 2013 and 2012 primarily due to a decrease in the reserve for unrecognized tax benefits, as well as the effect of foreign and state taxes. The effective income tax rate also differed from the federal statutory rate in the twelve month Predecessor period ended December 31, 2013 due to the decrease in the valuation reserve recorded against certain deferred tax assets in addition to the effect of state rates. See Note 6, Income Taxes, of Notes to Consolidated Financial Statements for income taxes and disclosures related to 2013 and 2012 income tax events.

Liquidity and Capital Resources

Cash Flows

The statements of cash flows reflect the changes in cash and cash equivalents for the six months ended December 31, 2014 (Successor), six months period ended June 29, 2014 (Predecessor), and for the years ended December 31, 2013 (Predecessor) and 2012 (Predecessor) by classifying transactions into three major categories: operating, investing, and financing activities. The cash flows from the Merger Transaction are separately discussed below.

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

Operating Activities

Excluding $40.2 million in cash used for the Merger Transaction, net cash provided by operating activities for the six months ended December 31, 2014 was $28.0 million and was the result of the net loss of $3.1 million adjusted for non-cash items of $39.5 million for depreciation, amortization, dispositions of equipment, deferred taxes, deferred financing, stock-based compensation, and other non-cash interest together with cash related adjustments of $8.4 million for routine operating activities, represented by changes in accounts receivable, inventories, accounts payable, accrued liabilities, and other assets. During the period from June 30, 2014 through December 31, 2014, routine operating activities provided cash through a decrease in accounts receivable of $22.4 million, an increase in accounts payable of $6.2 million. This was partially offset by an increase in inventories of $14.6 million, a decrease in other accrued liabilities of $14.5 million, an increase in other items of $0.7 million, a decrease in interest payable on junior subordinated debentures of $1.0 million, and an increase in other assets of $6.1 million.

Net cash provided by operating activities for the six months period ended June 29, 2014 of $11.7 million was the result of the net loss of $44.5 million adjusted for non-cash items of $41.3 million for depreciation, amortization, deferred taxes, deferred financing, and stock-based compensation together with cash related adjustments of $14.9 million for routine operating activities represented by changes in accounts receivable, inventories, accounts payable, accrued liabilities, and other assets. In the first six months of 2014, routine operating activities used cash through an increase in accounts receivable of $25.2 million, an increase in inventories of $17.9 million, and an increase in other items of $3.8 million. This was partially offset by an increase in accounts payable of $20.8 million, an increase in other accrued liabilities of $31.2 million, decrease in other assets of $8.8 million, and an increase of $1.0 million in interest payable on the junior subordinated debentures. In the first six months of 2014, increases in the accounts payable and accrued liabilities provided cash that was primarily used for seasonal increases in accounts receivable and inventory.

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

Investing Activities

Excluding $729.6 million in cash used for the Merger Transaction, net cash used by investing activities for the six months ended December 31, 2014 was $15.0 million and consisted of $5.3 million for key duplicating machines, $2.6 million for engraving machines, $4.3 million for computer software and equipment, and $2.8 million for machinery and equipment.

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

Financing Activities

Excluding $763.2 million in net cash provided by borrowings and capital contributions related to the Merger Transaction, net cash used for financing activities was $17.9 million for the period from June 30, 2014 through December 31, 2014. The Company used $16.0 million of cash for the repayment of revolving credit loans, $2.8 million of cash for the repayment of senior term loans and $0.1 million for the repayment of other credit and capitalized lease obligations. The Company received cash of $1.0 million from the sale of securities to a Board member.

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

The Company’s working capital (current assets minus current liabilities) position of $231.3 million as of December 31, 2014 represents a decrease of $7.5 million from the December 31, 2013 level of $238.8 million.

Contractual Obligations

The Company’s contractual obligations as of December 31, 2014 are summarized below:

		Payments Due
(dollars in thousands)	Total	Less Than One Year	1 to 3 Years	3 to 5 Years	More Than Five Years
Junior Subordinated Debentures (1)	$130,685	$—	$—	$—	$130,685
Interest on Jr Subordinated Debentures	155,950	12,231	24,463	24,463	94,793
Long Term Senior Term Loans	547,250	5,500	11,000	11,000	519,750
6.375% Senior Notes	330,000	—	—	—	330,000
KeyWorks License Agreement	2,370	419	792	737	422
Interest payments (2)	313,558	45,652	90,607	89,672	87,627
Operating Leases	61,546	10,192	13,778	9,814	27,762
Deferred Compensation Obligations	2,244	494	—	—	1,750
Capital Lease Obligations	687	243	343	96	5
Purchase Obligations (3)	846	263	583	—	—
Other Obligations	2,253	946	1,045	262	—
Uncertain Tax Position Liabilities	435	—	—	58	377

Total Contractual Cash Obligations (4)	$1,547,824	$75,940	$142,611	$136,102	$1,193,171

(1)	The junior subordinated debentures liquidation value is approximately $108,704.
(2)	Interest payments for borrowings under the Senior Facilities, the 6.375% Senior Notes, and Revolver borrowings. Interest payments on the variable rate Senior Term Loans were calculated using the actual interest rate of 4.50% as of December 31, 2014. Interest payments on the 6.375% Senior Notes were calculated at their fixed rate and interest payments on Revolver borrowings were calculated using the actual interest rate of 3.41%.
(3)	The Company has a purchase agreement with our supplier of key blanks which requires minimum purchases of 100 million key blanks per year. To the extent minimum purchases of key blanks are below 100 million, the Company must pay the supplier $0.0035 per key multiplied by the shortfall. Since the inception of the contract on 1998, the Company has purchased more than the requisite 100 million key blanks per year from the supplier. In 2013, the Company extended this contract for an additional three years.
(4)	All of the contractual obligations noted above are reflected on the Company’s consolidated balance sheet as of December 31, 2014 except for the interest payments, purchase obligations, and operating leases.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Borrowings

As of December 31, 2014, the Company had $66.3 million available under our secured credit facilities. The Company had approximately $547.9 million of outstanding debt under our secured credit facilities at December 31, 2014, consisting of $547.3 million in term loans and $0.6 million in capitalized lease and other obligations. The term loans consisted of $547.3 million in Term B Loans at a three month LIBOR rate plus margin of 4.50%. The capitalized lease and other obligations were at various interest rates.

At December 31, 2014 and 2013, the Company borrowings were as follows:

	December 31, 2014			December 31, 2013
	Facility	Outstanding	Interest	Facility	Outstanding	Interest
(dollars in thousands)	Amount	Amount	Rate	Amount	Amount	Rate
Term B Loan		$547,250	4.50%		$385,399	3.75%
Revolving credit facility	$70,000	—	—	$30,000	—	—
Capital leases & other obligations		607	various		556	various

Total secured credit		547,857			385,955
Senior notes		330,000	6.375%		265,000	10.875%

Total borrowings		$877,857			$650,955

Descriptions of the Company’s credit agreement governing the Senior Facilities, as amended, and the 6.375% Senior Notes are contained in the “Financing Arrangements” section of this annual report on Form 10-K.

Terms of the Senior Facilities subject the Company to a revolving facility test condition whereby a senior secured leverage ratio covenant of no greater than 6.5 times last twelve months Adjusted EBITDA comes into effect if more than 35% of the total Revolver commitment is drawn or utilized in letters of credit at the end of a fiscal quarter. If this covenant comes into effect, it may restrict the Company’s ability to incur debt, make investments, pay dividends to holders of the Trust Preferred Securities, or undertake certain other business activities. As of December 31, 2014, the total revolving credit commitment of the Company was 5% utilized.

Adjusted EBITDA

The reconciliation of Net Loss to Adjusted EBITDA for the years ended December 31, 2014, 2013, and 2012 follows:

	Year Ended 2014 (1)	Year Ended 2013	Year Ended 2012
Net loss	$(63,463)	$(1,148)	$(7,234)
Income tax benefit	(30,316)	(2,781)	(5,168)
Interest expense, net	50,400	48,138	41,138
Interest expense on junior subordinated debentures	12,610	12,610	12,610
Investment income on trust common securities	(378)	(378)	(378)
Depreciation	31,426	24,796	22,009
Amortization	30,221	22,112	21,752

EBITDA	30,500	103,349	84,729

Stock compensation expense	39,904	9,006	714
Management fees	291	77	155
Foreign exchange (gain) loss	(550)	2,252	1,171
Acquisition and integration expense	57,834	8,638	3,031
Legal fees and settlements	1,170	—	11,295
Restructuring costs	1,303	4,382	3,684
Other adjustments	986	313	2,240

Adjusted EBITDA	$131,438	$128,017	$107,019

Pro-forma purchasing savings	3,322

Pro-Forma Adjusted EBITDA	$134,760

(1)	For purposes of the Adjusted EBITDA computation, the predecessor six month period ended June 29, 2014 was combined with the successor six month period ended December 31, 2014.

Related Party Transactions

The Successor has recorded aggregate management fee charges and expenses from the Oak Hill Funds and CCMP of $276 thousand for the six month period ended December 31, 2014. The Predecessor recorded aggregate management fee charges and expenses from the Oak Hill Funds of $15 thousand for the six month period ended June 29, 2014, $77 thousand for the year ended December 31, 2013, and $155 thousand for the year ended December 31, 2012.

Gregory Mann and Gabrielle Mann are employed by the All Points subsidiary of Hillman. All Points leases an industrial warehouse and office facility from companies under the control of the Manns. The Company has recorded rental expense for the lease of this facility on an arm’s length basis. In the six month period ended December 31, 2014 the Successor’s rental expense for the lease of this facility was $146 thousand. In the six month period ended June 29, 2014 the Predecessor’s rental expense for the lease of this facility was $165 thousand. The Predecessor’s rental expense for the lease of this facility was $311 thousand for the years ended December 31, 2013 and 2012.

In connection with the Paulin Acquisition, the Company entered into three leases for five properties containing industrial warehouse, manufacturing plant, and office facilities on February 19, 2013. The owners of the properties under one lease are relatives of Richard Paulin, who is employed by The Hillman Group Canada ULC, and the owner of the properties under the other two leases is a company which is owned by Richard Paulin and certain of his relatives. The Company has recorded rental expense for the three leases on an arm’s length basis. In the six month period ended December 31, 2014 the Successor’s rental expense for these facilities was $371 thousand. In the six month period ended June 29, 2014 the Predecessor’s rental expense for these facilities was $375 thousand. The Predecessor’s rental expense for these facilities was $687 thousand for the year ended December 31, 2013.

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

The Company offers a variety of sales incentives to our customers primarily in the form of discounts, rebates and slotting fees. Discounts are recognized in the financial statements at the date of the related sale. Rebates are based on the revenue to date and the contractual rebate percentage to be paid. A portion of the cost of the rebate is allocated to each underlying sales transaction. Discounts, rebates, and slotting fees are included in the determination of net sales.

The Company also establishes reserves for customer returns and allowances. The reserve is established based on historical rates of returns and allowances. The reserve is adjusted quarterly based on actual experience. Returns and allowances are included in the determination of net sales.

The Company has determined that our customer product sales arrangements contain multiple elements. The following is a description of the elements present in the typical Hillman sales arrangements:

•	One-time design and set-up of a customized store display.

•	One-time cost of customized store display (such as racks and hooks) and merchandising materials (such as point of sale signage) to hold solely Hillman products.

•	One-time opening order sales of Hillman products for store display.

•	On-going store visits by Hillman sales and service representatives for order taking, maintaining store displays, and exploring new sales opportunities.

•	On-going reorder sales of Hillman products used in store display.

After consideration of the guidance provided in ASC 605-25-25, we have determined that all elements would be considered together under the same one unit of accounting.

Accounts Receivable and Allowance for Doubtful Accounts:

The Company establishes the allowance for doubtful accounts using the specific identification method and also provides a reserve in the aggregate. The estimates for calculating the aggregate reserve are based on historical information which includes the aging of customer receivables and adjustments for any collectability concerns. We have not made any material changes to the accounting methodology used to establish and adjust our aggregate reserve during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our aggregate reserve. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material. A 5% change in our aggregate reserve at December 31, 2014 would have affected net earnings by less than $0.1 million. Increases to the allowance for doubtful accounts result in a corresponding expense. The Company writes off individual accounts receivable when they become uncollectible. The allowance for doubtful accounts was $0.6 million and $0.7 million as of December 31, 2014 and 2013, respectively.

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

Goodwill and Other Intangible Assets:

Goodwill represents the excess purchase cost over the fair value of net assets of companies acquired in business combinations. Goodwill is an indefinite lived asset and is assessed for impairment at least annually or more frequently if a triggering event occurs. If the carrying amount of a reporting unit is greater than the fair value, impairment may be present. ASC 350 permits an entity to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before applying the two-step goodwill impairment model. This qualitative assessment is referred to as a “step zero” approach. If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment.

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

The Company also evaluates indefinite-lived intangible assets (primarily trademarks and trade names) for impairment annually or more frequently if events and circumstances indicate that it is more likely than not that the fair value of an indefinite-lived intangible asset is below its carrying amount. ASC 350 permits an entity to assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount before applying the two-step impairment model. In connection with the evaluation, an independent appraiser assessed the value of our intangible assets based on a relief from royalties, excess earnings, and lost profits discounted cash flow model. An impairment charge is recorded if the carrying amount of an indefinite-lived intangible asset exceeds the estimated fair value on the measurement date. No impairment charges were recorded by the Company in 2014 as a result of the qualitative annual impairment assessment.

The Company identified the following four reporting units for testing of goodwill impairment – All Points, Canada, Mexico, and United States excluding All Points. Each of these reporting units is also an operating segment that was assigned goodwill as a result of the Company’s acquisition by CCMP Capital Advisors, LLC in 2014. The goodwill was initially assigned to each of the reporting units based upon an independent valuation appraisal.

In considering the step zero approach to testing goodwill for impairment, the Company performed a qualitative analysis evaluating factors including, but not limited to, macro-economic conditions, market and industry conditions, internal cost factors, competitive environment, results of past impairment tests, and the operational stability and overall financial performance of the reporting units. During the fourth quarter of 2014, the Company utilized a qualitative assessment for reporting units where no significant change occurred and no potential impairment indicators existed since the previous evaluation of goodwill, and concluded it is more-likely-than-not that the fair value was more than its carrying value on a reporting unit basis. No impairment charges were recorded by the Company in 2014 as a result of the qualitative annual impairment assessment.

The Company’s annual impairment assessment is performed for the reporting units as of October 1. In years prior to 2014, the Company did not conduct an optional qualitative assessment of possible goodwill impairment for any reporting unit, rather we went directly to performance of the quantitative assessment. The October 1 goodwill and intangible impairment test data aligns the impairment assessment with the preparation of the Company’s annual strategic plan and allows additional time for a more thorough analysis by the Company’s independent appraiser. An independent appraiser assessed the value of the Company’s reporting units based on a discounted cash flow model and multiple of earnings. Assumptions critical to the Company’s fair value estimates under the discounted cash flow model include the discount rate, projected average revenue growth and projected long-term growth rates in the determination of terminal values. The results of the quantitative assessment in 2013 and 2012 indicated that the fair value of each reporting unit was substantially in excess of its carrying value, in each case by more than 10%. No impairment charges were recorded by the Company in 2013 or 2012 as a result of the quantitative annual impairment assessments.

Long-Lived Assets:

The Company evaluates our long-lived assets for impairment and will continue to evaluate them based on the estimated undiscounted future cash flows as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. No impairment charges were recognized for long-lived assets in the years ended December 31, 2014, 2013, or 2012.

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

Risk Insurance Reserves:

The Company self-insures our product liability, automotive, workers’ compensation, and general liability losses up to $250.0 thousand per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences in excess of $250.0 thousand up to $40.0 million. The two risk areas involving the most significant accounting estimates are workers’ compensation and automotive liability. Actuarial valuations performed by the Company’s outside risk insurance expert were used to form the basis for workers’ compensation and automotive liability loss reserves. The actuary contemplated the Company’s specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes that the liability recorded for such risk insurance reserves is adequate as of December 31, 2014.

We have not made any material changes to the accounting methodology used to establish and adjust our workers’ compensation and automotive liability loss reserves during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our workers’ compensation and automotive liability loss reserves. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material. A 5% change in our workers’ compensation and automotive liability loss reserves at December 31, 2014 would have affected net earnings by approximately $0.1 million.

The Company self-insures our group health claims up to an annual stop loss limit of $200.0 thousand per participant. Aggregate coverage is maintained for annual group health insurance claims in excess of 125% of expected claims. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves. The Company believes the liability recorded for such insurance reserves is adequate as of December 31, 2014.

Common Stock:

The Hillman Companies, Inc. has one class of common stock. All outstanding shares of The Hillman Companies, Inc. common stock are owned by Holdco. The management shareholders of Holdco do not have the ability to put their shares back to Holdco.

Under the terms of the Predecessor Stockholders Agreement for the Predecessor Holdco common stock, management shareholders had the ability to put their shares back to Predecessor Holdco under certain conditions, including death or disability. ASC 480-10-S99 requires shares to be classified outside of permanent equity if they can be redeemed and the redemption is not solely within control of the issuer. Further, if it is determined that redemption of the shares is probable, the shares are marked to fair value at each balance sheet date with the change in fair value recorded in additional paid-in capital. The Predecessor Company determined that redemption of the shares was probable as they could be put back to Predecessor Holdco upon death or disability. Accordingly, the 161.2 shares of common stock held by management as of December 31, 2013 were recorded outside permanent equity. These shares were adjusted to the fair value of $16,975 as of December 31, 2013.

At December 31, 2013, the fair value of the management owned common stock of $1,699.89 per share was based upon an independent valuation appraisal of the common stock. An independent appraiser assessed the value of the Company’s common stock based on a discounted cash flow model and multiple of earnings. Assumptions critical to the Company’s common stock value under the discounted cash flow model include the discount rate, projected average revenue growth, and projected long-term growth rates in the determination of terminal values.

Stock-Based Compensation:

Effective June 30, 2014, Holdco established the HMAN Group Holdings Inc. 2014 Equity Incentive Plan (the “2014 Equity Incentive Plan”), pursuant to which Holdco may grant options, stock appreciation rights, restricted stock, and other stock-based awards for up to an aggregate of 44,021.264 shares of its common stock. The 2014 Equity Incentive Plan is administered by a committee of the Holdco board of directors. Such committee determines the terms of each stock-based award grant under the 2014 Equity Incentive Plan, except that the exercise price of any granted options and the grant price of any granted stock appreciation rights may not be lower than the fair market value of one share of common stock of Holdco as of the date of grant. The options granted were considered equity-classified awards in accordance with ASC Topic 718, “Compensation-Stock Compensation”.

The Predecessor Company had a stock-based employee compensation plan. The options had certain put features and, therefore, liability classification was required. The Company elected to use the intrinsic value method to value the option in accordance with ASC Topic 718. See Note 14, Stock-Based Compensation, of the Notes to the Consolidated Financial Statements for further information.

Fair Value of Financial Instruments:

The carrying amounts of the Company’s cash, restricted investments, accounts receivable, short-term borrowings, accounts payable, and accrued liabilities approximate fair value because of the short term maturity of these instruments. The carrying amounts of the long-term debt under the revolving credit facility and variable rate senior term loan approximate the fair value at December 31, 2014 and 2013 as the interest rate is variable and approximates current market rates. The fair values of the fixed rate senior notes and junior subordinated debentures were determined utilizing current trading prices obtained from indicative market data at December 31, 2014 and 2013, respectively. See Note 16, Fair Value Measurements of the Notes to the Consolidated Financial Statements.

Recent Accounting Pronouncements:

In April 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which stipulates that the disposal of a component of an entity is to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The pronouncement also removed the conditions that (a) the operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction and (b) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. The ASU is effective prospectively for all disposals (except disposals classified as held for sale before the adoption date) or components initially classified as held for sale in periods beginning on or after December 15, 2014, with early adoption permitted. We do not believe the adoption of this guidance will have a significant impact on our Consolidated Financial Statements.

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

In June 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be achieved after the Requisite Service Period. The issue is the result of a consensus of the FASB Emerging Issues Task Force (EITF). The amendments in this ASU require that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015 and can be either applied prospectively or retrospectively. Early adoption is permitted. We are currently assessing the impact of implementing this guidance on our consolidated results of operations and financial condition.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The guidance requires an entity to evaluate whether there are conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the financial statements are available to be issued when applicable) and to provide related footnote disclosures in certain circumstances. The guidance is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. We do not believe the adoption of this guidance will have a significant impact on our Consolidated Financial Statements.

In November 2014, the FASB issued ASU 2014-17, “Business Combinations (Topic 805): Pushdown Accounting”. The amendments in this ASU apply to the separate financial statements of an acquired entity and its subsidiaries that are a business (either public or nonpublic) when an acquirer obtains control of an acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change in control event occurs. If pushdown accounting is applied to an individual change in control event, the election is irrevocable. The amendments in the ASU are effective on November 18, 2014. The adoption of this guidance did not have a material effect on the Company’s’ financial condition or results of operations.

Item 7A – Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to the impact of interest rate changes as borrowings under the Senior Facilities bear interest at variable interest rates. It is the Company’s policy to enter into interest rate swap and interest rate cap transactions only to the extent considered necessary to meet our objectives.

Based on the Company’s exposure to variable rate borrowings at December 31, 2014, after consideration of the Company’s LIBOR floor rate and interest rate swap agreements, a one percent (1%) change in the weighted average interest rate for a period of one year would change the annual interest expense by approximately $4.2 million.

The Company is exposed to foreign exchange rate changes of the Australian, Canadian and Mexican currencies as it impacts the $152.5 million tangible and intangible net asset value of our Australian, Canadian, and Mexican subsidiaries as of December 31, 2014. The foreign subsidiaries net tangible assets were $67.2 million and the net intangible assets were $85.3 million as of December 31, 2014.

The Company utilizes foreign exchange forward contracts to manage the exposure to currency fluctuations in the Canadian dollar versus the U.S. Dollar. See Note 15, Derivatives and Hedging, of the Notes to the Consolidated Financial Statements.

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

The Company’s management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2014, the end of our fiscal year. Management based its assessment on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed under the direction of management.

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

Based on its assessment and solely because of the material weakness described below, management has concluded that our internal control over financial reporting was not effective at December 31, 2014. Management identified pervasive deficiencies related to the design and operating effectiveness of transaction, process level, and management monitoring controls that have a direct impact on the financial reporting of our Canadian subsidiary (The Hillman Group Canada ULC), which in aggregate are considered a material weakness to the overall consolidated financial statements. In 2013, Hillman acquired H. Paulin & Co., which has since been amalgamated with The Hillman Group Canada ULC. There are numerous manual procedures necessary to be performed on both the data input into our legacy system and the subsequent output in order to validate, prepare, and record information in the general ledger of our Canadian subsidiary. These required manual procedures vary in complexity and extend throughout all functions of the entire financial reporting process. Further, there is an ineffective control environment surrounding these manual procedures and management review controls, as well as ineffective controls over change management, critical access, and end user system access to the legacy system. As a result of these deficiencies, financial information may not be accurately reflected in key reports that are used in higher level management review controls or subsequently recorded in the Canadian general ledger.

The Company is not aware of any transactions that were improperly undertaken as a result of this material weakness and therefore does not believe that such material weakness had any material impact on the Company’s consolidated financial statements.

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

/s/ JAMES P. WATERS	/s/ ANTHONY A. VASCONCELLOS

James P. Waters	Anthony A. Vasconcellos
Chief Executive Officer	Chief Financial Officer
Dated: March 27, 2015	Dated: March 27, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

The Hillman Companies, Inc.:

We have audited the accompanying consolidated balance sheets of The Hillman Companies, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for the six months ended December 31, 2014 (Successor), the six months ended June 29, 2014 (Predecessor), and each of the years in the two-year period ended December 31, 2013 (Predecessor). In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II – Valuation Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Hillman Companies, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the six months ended December 31, 2014 (Successor), the six months ended June 29, 2014 (Predecessor), and each of the years in the two-year period ended December 31, 2013 (Predecessor), in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Cincinnati, Ohio

March 27, 2015

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	Successor	Predecessor
	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$18,485	$34,969
Restricted investments	494	2,856
Accounts receivable, net	89,884	87,515
Inventories, net	204,723	177,580
Deferred income taxes, net	13,239	11,096
Other current assets	10,324	9,082

Total current assets	337,149	323,098
Property and equipment, net	114,531	95,818
Goodwill	621,560	466,227
Other intangibles, net	798,941	362,365
Restricted investments	1,750	1,530
Deferred financing fees, net	24,407	9,798
Investment in trust common securities	3,261	3,261
Other assets	1,414	2,759

Total assets	$1,903,013	$1,264,856

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$66,462	$44,369
Current portion of senior term loans	5,500	3,968
Current portion of capitalized lease and other obligations	207	219
Accrued expenses:
Salaries and wages	5,247	11,864
Pricing allowances	6,662	6,210
Income and other taxes	3,301	3,121
Interest	10,587	2,674
Deferred compensation	494	2,856
Other accrued expenses	7,423	9,031

Total current liabilities	105,883	84,312
Long-term senior term loans	541,750	377,641
Long-term capitalized lease and other obligations	400	337
Long-term senior notes	330,000	271,750
Junior subordinated debentures	130,685	114,941
Deferred compensation	1,750	1,530
Deferred income taxes, net	273,781	120,060
Other non-current liabilities	5,621	15,391

Total liabilities	1,389,870	985,962

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	Successor	Predecessor
	December 31, 2014	December 31, 2013
Common stock with put options:
Common stock, $.01 par, 5,000 shares authorized, none issued and outstanding at December 31, 2014 and 161.2 issued and outstanding at December 31, 2013	—	16,975

Commitments and contingencies (Note 17)

Stockholders’ Equity:
Preferred Stock:
Preferred stock, $.01 par, 5,000 shares authorized, none issued and outstanding at December 31, 2014 and 2013	—	—

Common Stock:
Common stock, $.01 par, 5,000 shares authorized, issued and outstanding at December 31, 2014 and 4,838.8 issued and outstanding at December 31, 2013	—	—

Additional paid-in capital	544,604	292,989
Accumulated deficit	(18,937)	(26,199)
Accumulated other comprehensive loss	(12,524)	(4,871)

Total stockholders’ equity	513,143	261,919

Total liabilities and stockholders’ equity	$1,903,013	$1,264,856

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(dollars in thousands)

	Successor	Predecessor
	Period from 06/30/2014 through 12/31/2014	Six months Ended 06/29/2014	Year Ended 12/31/2013	Year Ended 12/31/2012
Net sales	$377,292	$357,377	$701,641	$555,465
Cost of sales (exclusive of depreciation and amortization shown separately below)	193,221	183,342	359,326	275,016
Selling, general and administrative expenses	115,854	156,762	225,651	188,330
Transaction, acquisition and integration (Note 22)	22,719	31,681	8,638	3,031
Depreciation	17,277	14,149	24,796	22,009
Amortization	19,128	11,093	22,112	21,752
Management fees to related party	276	15	77	155
Other expense (income)	576	(277)	4,600	4,204

Income (loss) from operations	8,241	(39,388)	56,441	40,968

Interest expense, net	27,250	23,150	48,138	41,138
Interest expense on junior subordinated debentures	6,305	6,305	12,610	12,610
Investment income on trust common securities	(189)	(189)	(378)	(378)

Loss before income taxes	(25,125)	(68,654)	(3,929)	(12,402)

Income tax benefit	(6,188)	(24,128)	(2,781)	(5,168)

Net loss	$(18,937)	$(44,526)	$(1,148)	$(7,234)

Net loss (from above)	$(18,937)	$(44,526)	$(1,148)	$(7,234)

Other comprehensive (loss) income:
Foreign currency translation adjustments	(12,524)	(95)	(5,742)	1,051

Total other comprehensive (loss) income	(12,524)	(95)	(5,742)	1,051

Comprehensive loss	$(31,461)	$(44,621)	$(6,890)	$(6,183)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Successor	Predecessor
	Period from 06/30/2014 through 12/31/2014	Six months Ended 06/29/2014	Year Ended 12/31/2013	Year Ended 12/31/2012
Cash flows from operating activities:
Net loss	$(18,937)	$(44,526)	$(1,148)	$(7,234)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	36,405	25,242	46,908	43,761
Loss on dispositions of property and equipment	120	—	777	292
Deferred income taxes	(7,226)	(24,458)	(3,624)	(5,613)
Deferred financing and original issue discount amortization	2,405	1,374	2,492	2,180
Stock-based compensation expense	675	39,229	9,006	714
Other non-cash interest and change in value of interest rate swap	935	—	(418)	(787)
Changes in operating items:
Accounts receivable	22,434	(25,267)	(9,098)	1,459
Inventories	(14,641)	(17,851)	(11,467)	(10,239)
Other assets	(8,397)	8,799	(4,089)	(4,109)
Accounts payable	6,187	20,811	8,409	(2,184)
Interest payable on junior subordinated debentures	(1,019)	1,019	—	—
Other accrued liabilities	(28,291)	31,183	2,712	4,968
Other items, net	(2,799)	(3,843)	1,065	72

Net cash (used for) provided by operating activities	(12,149)	11,712	41,525	23,280

Cash flows from investing activities:
Paulin Acquisition	—	—	(103,416)	—
Acquisition of Hillman Companies, Inc.	(729,616)	—	—	—
Capital expenditures	(14,975)	(12,933)	(38,038)	(24,305)
Proceeds from sale of property and equipment	—	—	799	3

Net cash used for investing activities	(744,591)	(12,933)	(140,655)	(24,302)

Cash flows from financing activities:
Borrowings of senior term loans	550,000	—	76,800	—
Repayments of senior term loans	(387,157)	(992)	(3,776)	(3,200)
Discount on senior term loans	—	—	(3,152)	—
Borrowings of revolving credit loans	16,000	—	—	19,000
Repayments of revolving credit loans	(16,000)	—	—	(19,000)
Payment of additional acquisition consideration	—	—	—	(12,387)
Principal payments under capitalized lease obligations	(112)	(84)	(503)	(47)
Borrowings of senior notes	330,000	—	—	65,000
Repayment of senior notes	(265,000)	—	—	—
Premium on senior notes	—	—	—	4,225
Proceeds from exercise of stock options	—	474	—	—
Capital contribution from parent	542,929	—	—	—
Capital contribution from board member	1,000	—	—	—
Financing fees	(26,355)	—	—	—
Borrowings under other credit obligations	—	—	324	1,119
Repayments of other credit obligations	(70)	—	(683)	(297)

Net cash provided by (used for) financing activities	745,235	(602)	69,010	54,413

Effect of exchange rate changes on cash	(3,040)	(116)	(459)	130
Net (decrease) increase in cash and cash equivalents	(14,545)	(1,939)	(30,579)	53,521
Cash and cash equivalents at beginning of period	33,030	34,969	65,548	12,027

Cash and cash equivalents at end of period	$18,485	$33,030	$34,969	$65,548

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2011 - Predecessor	—	296,544	(17,817)	(180)	278,547

Net loss	—	—	(7,234)	—	(7,234)
FMV adjustment to common stock with put options (1)	—	(1,869)	—	—	(1,869)
Change in cumulative foreign translation adjustment (2)	—	—	—	1,051	1,051

Balance at December 31, 2012 - Predecessor	—	294,675	(25,051)	871	270,495

Net loss	—	—	(1,148)	—	(1,148)
FMV adjustment to common stock with put options (1)	—	(6,791)	—	—	(6,791)
Adjustment to common stock with expired put options (3)	—	5,105	—	—	5,105
Change in cumulative foreign translation adjustment (2)	—	—	—	(5,742)	(5,742)

Balance at December 31, 2013 - Predecessor	—	292,989	(26,199)	(4,871)	261,919

Net loss	—	—	(44,526)	—	(44,526)
FMV adjustment to common stock with put options (1)	—	(4,876)	—	—	(4,876)
Exercise of stock options	—	804	—	—	804
Change in cumulative foreign currency translation adjustment (2)	—	—	—	(95)	(95)

Balance at June 29, 2014 - Predecessor	—	288,917	(70,725)	(4,966)	213,226

Close Predecessor’s stockholders’ equity at merger date	—	(288,917)	70,725	4,966	(213,226)
Capital contribution from parent	—	542,929	—	—	542,929
Net loss	—	—	(18,937)	—	(18,937)
Stock based compensation	—	675	—	—	675
Sale of 1,000 shares to Board member	—	1,000	—	—	1,000
Change in cumulative foreign currency translation adjustment (2)	—	—	—	(12,524)	(12,524)

Balance at December 31, 2014 - Successor	$—	$544,604	$(18,937)	$(12,524)	$513,143

(1)	Management of the Predecessor Company controlled 161.2 shares of common stock at December 31, 2013. These shares contained a put feature that allowed redemption at the holder’s option. Prior to the June 30, 2014 Merger Transaction, these shares were classified as temporary equity and adjusted to fair value. See Note 13, Common and Preferred Stock, for further details.
(2)	The cumulative foreign currency translation adjustment is the only item of other comprehensive loss.
(3)	Former management of the Company controlled 51.9 shares of common stock at December 31, 2013. These shares do not contain the put feature that allows redemption at the holder’s option.

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

On June 30, 2014, affiliates of CCMP Capital Advisors, LLC (“CCMP”) and Oak Hill Capital Partners III, L.P., Oak Hill Capital Management Partners III, L.P. and OHCP III HC RO, L.P. (“Oak Hill Funds”), together with certain current and former members of Hillman’s management, consummated a merger transaction (the “Merger Transaction”) pursuant to the terms and conditions of an Agreement and Plan of Merger dated as of May 16, 2014. As a result of the Merger Transaction, The Hillman Companies, Inc. remained a wholly-owned subsidiary of OHCP HM Acquisition Corp., which changed its name to HMAN Intermediate II Holdings Corp. (“Predecessor Holdco”), and became a wholly-owned subsidiary of HMAN Group Holdings Inc. (“Successor Holdco” or “Holdco”). The total consideration paid in the Merger Transaction was $1,504,498 including repayment of outstanding debt and including the value of the Company’s outstanding junior subordinated debentures ($105,443 liquidation value at the time of the Merger Transaction).

Prior to the Merger Transaction, affiliates of the Oak Hill Funds owned 95.6% of the Predecessor Holdco’s outstanding common stock and certain current and former members of management owned 4.4% of the Predecessor Holdco’s outstanding common stock. Upon consummation of the Merger Transaction, affiliates of CCMP owned 80.4% of the Successor Holdco’s outstanding common stock, affiliates of the Oak Hill Funds owned 16.9% of the Successor Holdco’s outstanding common stock, and certain current and former members of management owned 2.7% of the Successor Holdco’s outstanding common stock.

The Company’s consolidated balance sheet and its related statements of comprehensive loss, cash flows, and stockholders’ equity for the periods presented prior to June 30, 2014 are referenced herein as the predecessor financial statements (the “Predecessor”). The Company’s consolidated balance sheet as of December 31, 2014 and its related statements of comprehensive loss, cash flows, and stockholders’ equity for the periods presented subsequent to the Merger Transaction are referenced herein as the successor financial statements (the “Successor”).

The Successor financial statements reflect the allocation of the aggregate purchase price of $1,504,498, including the value of the Company’s junior subordinated debentures, to the assets and liabilities of Hillman based on fair values at the date of the Merger Transaction in accordance with ASC Topic 805, “Business Combinations.” The excess of the purchase price over the net assets has been allocated to goodwill and intangible assets based upon an independent valuation appraisal. The intangible assets and goodwill are not deductible for income tax purposes.

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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

1.	Basis of Presentation (continued):

The following table reconciles the fair value of the acquired assets and assumed liabilities to the total purchase price:

Amount
Fair value of consideration transferred	$1,399,055

Cash	$28,695
Accounts Receivable	113,030
Inventory	187,509
Other current assets	25,224
Property and equipment	117,336
Goodwill	624,870
Intangible assets	822,620
Other non-current assets	3,481

Total assets	1,922,765
Less:
Accounts payable	(65,009)
Deferred income taxes	(275,957)
Junior subordinated debentures	(105,443)
Junior subordinated debentures premium	(22,437)
Other liabilities	(54,864)

Net assets	$1,399,055

The following table indicates the pro-forma financial statements of the Company for the years ended December 31, 2014 (includes transaction costs of $54,400 as discussed in Note 22) and 2013. The pro-forma financial statements give effect to the acquisition (the “Paulin Acquisition”), on February 19, 2013, of all of the issued and outstanding Class A common shares of H. Paulin & Co., Limited (“Paulin”) and the Merger Transaction as if they had each occurred on January 1, 2013.

	2014	2013
Net Sales	$734,669	$717,571
Net Loss	(4,863)	(60,082)

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

Nature of Operations:

The Company is comprised of five separate business segments, the largest of which is (1) The Hillman Group, Inc. (“Hillman Group”) operating primarily in the United States. The other business segments consist of separate subsidiaries of Hillman Group operating in (2) Canada under the names The Hillman Group Canada ULC and H. Paulin & Co., (3) Mexico under the name SunSource Integrated Services de Mexico S.A. de C.V., (4) Florida under the name All Points Industries, Inc., and (5) Australia under the name The Hillman Group Australia Pty. Ltd. Hillman Group provides merchandising services and products such as fasteners

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

1.	Basis of Presentation (continued):

and related hardware items; threaded rod and metal shapes; keys, key duplication systems, and accessories; builder’s hardware; and identification items, such as tags and letters, numbers, and signs, to retail outlets, primarily hardware stores, home centers and mass merchants, pet supply stores, grocery stores, and drug stores. The Canada segment also produces fasteners, stampings, fittings, and processes threaded parts for automotive suppliers, industrial Original Equipment Manufacturers (“OEMs”), and industrial distributors. The Company has approximately 25,000 customers, the largest three of which accounted for 40.7%, 39.7%, and 40.1% of net sales in 2014, 2013, and 2012, respectively. In each of the years ended December 31, 2014, 2013, and 2012, the Company derived over 10% of its total revenues from two separate customers which operated in the following segments: United States excluding All Points, Canada, and Mexico.

2.	Summary of Significant Accounting Policies:

Cash and Cash Equivalents:

Cash and cash equivalents consist of commercial paper, U.S. Treasury obligations, and other liquid securities purchased with initial maturities less than 90 days and are stated at cost which approximates fair value. The Company has foreign bank balances of approximately $4,597 and $6,701 at December 31, 2014 and 2013, respectively. The Company maintains cash and cash equivalent balances with financial institutions that exceed federally insured limits. The Company has not experienced any losses related to these balances. Management believes our credit risk is minimal.

Restricted Investments:

The Company’s restricted investments are trading securities carried at fair market value which represent assets held in a Rabbi Trust to fund deferred compensation liabilities owed to the Company’s employees. See Note 11, Deferred Compensation Plan.

Accounts Receivable and Allowance for Doubtful Accounts:

The Company establishes the allowance for doubtful accounts using the specific identification method and also provides a reserve in the aggregate. The estimates for calculating the aggregate reserve are based on historical collection experience. Increases to the allowance for doubtful accounts result in a corresponding expense. The Company writes off individual accounts receivable when collection becomes improbable. The allowance for doubtful accounts was $627 and $703 as of December 31, 2014 and 2013, respectively.

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

Costs incurred to develop software for internal use are capitalized and amortized over the estimated useful life of the software. Costs related to maintenance of internal-use software are expensed as incurred. Costs used for the development of internal-use software were capitalized and placed in to service in the amounts of $5,097 in the Successor period from June 30, 2014 through December 31, 2014, $704 in the Predecessor six months ended June 29, 2014 and $2,298 and $5,685 for the years ended December 31, 2013 and 2012, respectively.

Depreciation:

For financial accounting purposes, depreciation, including that related to plant and equipment acquired under capital leases, is computed on the straight-line method over the estimated useful lives of the assets, generally two to 27 years or over the terms of the related leases, whichever is shorter.

Goodwill and Other Intangible Assets:

Goodwill represents the excess purchase cost over the fair value of net assets of companies acquired in business combinations. Goodwill is an indefinite lived asset and is assessed for impairment at least annually, or more frequently if a triggering event occurs. If the carrying amount of a reporting unit is greater than the fair value, impairment may be present. ASC 350 permits an entity to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before applying the two-step goodwill impairment model. This qualitative assessment is referred to as a “step zero” approach. If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment.

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

The Company also evaluates indefinite-lived intangible assets (primarily trademarks and trade names) for impairment annually or more frequently if events and circumstances indicate that it is more likely than not that the fair value of an indefinite-lived intangible asset is below its carrying amount. ASC 350 permits an entity to assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount before applying the two-step impairment model. In connection with the evaluation, an independent appraiser assessed the value of our intangible assets based on a relief from royalties, excess earnings, and lost profits discounted cash flow model. An impairment charge is recorded if the carrying amount of an indefinite-lived intangible asset exceeds the estimated fair value on the measurement date. No impairment charges were recorded by the Company in 2014 as a result of the qualitative annual impairment assessment.

In considering the step zero approach to testing goodwill for impairment, the Company performed a qualitative analysis evaluating factors including, but not limited to, macro-economic conditions, market and industry conditions, internal cost factors, competitive environment, results of past impairment tests, and the operational stability and overall financial performance of the reporting units. During the fourth quarter of 2014, the Company utilized a qualitative assessment for reporting units where no significant change occurred and no potential impairment indicators existed since the previous evaluation of goodwill, and concluded it is more-likely-than-not that the fair value was more than its carrying value on a reporting unit basis. No impairment charges were recorded by the Company in 2014 as a result of the qualitative annual impairment assessment.

The Company’s annual impairment assessment is performed for the reporting units as of October 1. In years prior to 2014, the Company did not conduct an optional qualitative assessment of possible goodwill impairment for any reporting unit, rather we went directly to performance of the quantitative assessment. The October 1 goodwill and intangible impairment test data aligns the impairment assessment with the preparation of the Company’s annual strategic plan and allows additional time for a more thorough analysis by the Company’s independent appraiser. In 2013 and 2012, an independent appraiser assessed the value of The Company’s reporting units based on a discounted cash flow model and multiple of earnings. Assumptions critical to the Company’s fair value estimates under the discounted cash flow model include the discount rate, projected average revenue growth and projected long-term growth rates in the determination of terminal values. The results of the quantitative assessment in 2013 and 2012 indicated that the fair value of each reporting unit was substantially in excess of its carrying value, in each case by more than 10%. No impairment charges were recorded by the Company in 2013 or 2012 as a result of the quantitative annual impairment assessments.

The Company identified the following four reporting units for testing of goodwill impairment – All Points, Canada, Mexico, and United States excluding All Points. Each of these reporting units is also an operating segment that was assigned goodwill as a result of the Company’s acquisition by CCMP Capital Advisors, LLC in 2014. The goodwill was initially assigned to each of the reporting units based upon an independent valuation appraisal.

Long-Lived Assets:

The Company evaluates our long-lived assets for impairment including an evaluation based on the estimated undiscounted future cash flows as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. No impairment charges were recognized for long-lived assets in the six month periods ended December 31, 2014 or June 29, 2014 or in the years ended December 31, 2013 and 2012.

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

Risk Insurance Reserves:

The Company self-insures our product liability, automotive, workers’ compensation, and general liability losses up to $250 per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences in excess of $250 up to $40,000. The two risk areas involving the most significant accounting estimates are workers’ compensation and automotive liability. Actuarial valuations performed by the Company’s outside risk insurance expert were used to form the basis for workers’ compensation and automotive liability loss reserves. The actuary contemplated the Company’s specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes the liability recorded for such risk insurance reserves is adequate as of December 31, 2014.

The Company self-insures our group health claims up to an annual stop loss limit of $200 per participant. Aggregate coverage is maintained for annual group health insurance claims in excess of 125% of expected claims. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves. The Company believes the liability recorded for such health insurance reserves is adequate as of December 31, 2014.

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

The Company’s defined contribution plan costs were $983 in the Successor period from June 30, 2014 through December 31, 2014, $1,003 in the Predecessor six months period ended June 29, 2014 and $1,843 and $1,426 for the years ended December 31, 2013 and 2012, respectively.

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

The Company’s shipping and handling costs were $15,989 in the Successor period from June 30, 2014 through December 31, 2014, $14,890 in the Predecessor six months period ended June 29, 2014 and $26,095 and $23,067 for the years ended December 31, 2013, and 2012, respectively.

Research and Development:

The Company expenses research and development costs consisting primarily of internal wages and benefits in connection with improvements to the key duplicating and engraving machines. The Company’s research and development costs were $598 in the Successor period from June 30, 2014 through December 31, 2014, $1,094 in the Predecessor period ended June 29, 2014 and $1,366 and $1,222 for the years ended December 31, 2013 and 2012, respectively.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

2.	Summary of Significant Accounting Policies: (continued)

Common Stock:

The Hillman Companies, Inc. has one class of common stock. All outstanding shares of The Hillman Companies, Inc. common stock are owned by Holdco. The management shareholders of Holdco do not have the ability to put their shares back to Holdco.

Under the terms of the Predecessor Stockholders Agreement for the Predecessor Holdco common stock, management shareholders had the ability to put their shares back to Predecessor Holdco under certain conditions, including death or disability. ASC 480-10-S99 requires shares to be classified outside of permanent equity if they can be redeemed and the redemption is not solely within control of the issuer. Further, if it is determined that redemption of the shares is probable, the shares are marked to fair value at each balance sheet date with the change in fair value recorded in additional paid-in capital. The Predecessor Company determined that redemption of the shares was probable as they could be put back to Predecessor Holdco upon death or disability. Accordingly, the 161.2 shares of common stock held by management as of December 31, 2013 were recorded outside permanent equity. These shares were adjusted to the fair value of $16,975 as of December 31, 2013.

Stock Based Compensation:

The Company has a stock-based employee compensation plan pursuant to which Holdco may grant options, stock appreciation rights, restricted stock, and other stock-based awards. The plan is more fully described in Note 14, Stock Based Compensation.

Fair Value of Financial Instruments:

Cash, restricted investments, accounts receivable, short-term borrowings, accounts payable, and accrued liabilities are reflected in the consolidated financial statements at book value, which approximates fair value, due to the short-term nature of these instruments. The carrying amounts of the long-term debt under the revolving credit facility and variable rate senior term loan approximate the fair value at December 31, 2014 and 2013 because the interest rate is variable and approximates current market rates. The fair values of the fixed rate senior notes and junior subordinated debentures at December 31, 2014 and 2013 were determined utilizing current trading prices obtained from indicative market data. See Note 16, Fair Value Measurements.

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

In April 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which stipulates that the disposal of a component of an entity is to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The pronouncement also removed the conditions that (a) the operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction and (b) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. The ASU is effective prospectively for all disposals (except disposals classified as held for sale before the adoption date) or components initially classified as held for sale in periods beginning on or after December 15, 2014, with early adoption permitted. We do not believe the adoption of this guidance will have a significant impact on our Consolidated Financial Statements.

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

In June 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be achieved after the Requisite Service Period. The issue is the result of a consensus of the FASB Emerging Issues Task Force (EITF). The amendments in this ASU require that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015 and can be either applied prospectively or retrospectively. Early adoption is permitted. We are currently assessing the impact of implementing this guidance on our consolidated results of operations and financial condition.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The guidance requires an entity to evaluate whether there are conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the financial statements are available to be issued when applicable) and to provide related footnote disclosures in certain circumstances. The guidance is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. We do not believe the adoption of this guidance will have a significant impact on our Consolidated Financial Statements.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

3.	Recent Accounting Pronouncements (continued):

In November 2014, the FASB issued ASU 2014-17, “Business Combinations (Topic 805): Pushdown Accounting”. The amendments in this ASU apply to the separate financial statements of an acquired entity and its subsidiaries that are a business (either public or nonpublic) when an acquirer obtains control of an acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change in control event occurs. If pushdown accounting is applied to an individual change in control event, the election is irrevocable. The amendments in the ASU are effective on November 18, 2014. The adoption of this guidance did not have a material effect on the Company’s’ financial condition or results of operations.

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

The following table reconciles the estimated fair value of the acquired assets and assumed liabilities to the total purchase price of the Paulin Acquisition:

Accounts receivable	$17,259
Inventory	55,552
Other current assets	2,701
Property and equipment	16,121
Goodwill	11,687
Intangibles	18,967

Total assets acquired	122,287
Less:
Deferred income taxes	(5,437)
Liabilities assumed	(13,434)

Total purchase price	$103,416

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

The Successor has recorded aggregate management fee charges and expenses from the Oak Hill Funds and CCMP of $276 for the six month period ended December 31, 2014. The Predecessor recorded aggregate management fee charges and expenses from the Oak Hill Funds of $15 for the six month period ended June 29, 2014, $77 for the year ended December 31, 2013, and $155 for the year ended December 31, 2012.

Gregory Mann and Gabrielle Mann are employed by the All Points subsidiary of Hillman. All Points leases an industrial warehouse and office facility from companies under the control of the Manns. The Company has recorded rental expense for the lease of this facility on an arm’s length basis. In the six month period ended December 31, 2014 the Successor’s rental expense for the lease of this facility was $146. In the six month period ended June 29, 2014 the Predecessor’s rental expense for the lease of this facility was $165. The Predecessor’s rental expense for the lease of this facility was $311 for the years ended December 31, 2013 and 2012.

In connection with the Paulin Acquisition, the Company entered into three leases for five properties containing industrial warehouse, manufacturing plant, and office facilities on February 19, 2013. The owners of the properties under one lease are relatives of Richard Paulin, who is employed by The Hillman Group Canada ULC, and the owner of the properties under the other two leases is a company which is owned by Richard Paulin and certain of his relatives. The Company has recorded rental expense for the three leases on an arm’s length basis. In the six month period ended December 31, 2014 the Successor’s rental expense for these facilities was $371. In the six month period ended June 29, 2014 the Predecessor’s rental expense for these facilities was $376. The Predecessor’s rental expense for these facilities was $687 for the year ended December 31, 2013.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

6.	Income Taxes:

Below are the components of the Company’s income tax provision for the periods indicated:

	Successor	Predecessor
	Period from 06/30/2014 through 12/31/2014	Six months Ended 06/29/2014	Year Ended 12/31/2013	Year Ended 12/31/2012

Current:
Federal & State	$102	$105	$552	$206
Foreign	800	212	795	344

Total current	902	317	1,347	550

Deferred:
Federal & State	(7,081)	(23,056)	(2,857)	(5,000)
Foreign	(98)	328	(890)	(746)

Total deferred	(7,179)	(22,728)	(3,747)	(5,746)

Valuation allowance	89	(1,717)	(381)	28

Income tax benefit	$(6,188)	$(24,128)	$(2,781)	$(5,168)

The Company has U.S. federal net operating loss (“NOL”) carryforwards for tax purposes, totaling $105,867 as of December 31, 2014, that are available to offset future taxable income. These carry forwards expire from 2022 to 2034. Management estimates that the Company will not be able to utilize some of the loss carryforwards before they expire due to limitations imposed by Internal Revenue Code Section 382. A valuation allowance with a year-end balance of $6 has been recorded for these deferred tax assets. In addition, the Company’s foreign subsidiaries have NOL carryforwards aggregating $1,668. A portion of these carryforwards expire from 2031 to 2034. Approximately $1.3 million of the US NOL carryforward has an indefinite life carryforward provided the Company continues to meet certain obligations under Luxembourg’s tax codes. Management has recorded a valuation reserve of $703 against the deferred tax assets recorded for the foreign subsidiary.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

6.	Income Taxes: (continued)

The Company has state net operating loss carryforwards with an aggregate tax benefit of $4,089 which expire from 2015 to 2034. Management estimates that the Company will not be able to utilize some of the loss carryforwards in certain states before they expire. A valuation allowance with a year-end balance of $290 has been recorded for these deferred tax assets. In 2014, the valuation allowance for state net operating loss carryforwards increased by $72. The increase was primarily a result of a change in the estimation of the utilization of the net operating losses in the carryforward years. In conjunction with the Paulin Acquisition, the Company recorded a deferred tax asset related to the carryforward of a foreign exchange loss. The total carryforward balance at year-end is $194. Management estimates that the Company will not be able to realize the benefit of this deferred tax asset and has recorded a valuation reserve of $74.

The Company fully utilized its federal capital loss carryforward as of December 31, 2013. Management had previously recorded a valuation allowance for this capital loss carryforward to fully offset the deferred tax asset at 2012. In 2013, the valuation allowance for the capital loss carryforward was decreased by $374 due to utilization in the current period. The Company has $294 of general business tax credit carryforwards which expire from 2016 to 2033. A valuation allowance of $149 has been established for these tax credits. The Company has $675 of foreign tax credit carryforwards which expire from 2020 to 2024.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

6.	Income Taxes: (continued)

The table below reflects the significant components of the Company’s net deferred tax assets and liabilities at December 31, 2014 and 2013:

	Successor Period As of December 31, 2014		Predecessor Period As of December 31, 2013
	Current	Non-current	Current	Non-current
Deferred Tax Asset:
Inventory	$9,905	$—	$8,377	$—
Bad debt reserve	956	—	978	—
Casualty loss reserve	363	502	297	410
Accrued bonus / deferred compensation	1,013	907	1,805	4,608
Deferred rent	—	68	—	546
Derivative security value	276	—	(120)	—
Deferred distribution of foreign subsidiary		312		—
Deferred financing fees	—	5,190	—	283
Deferred revenue - shipping terms	421		285	—
Medical insurance reserve	373	—	355	—
Original issue discount amortization		513	—	596
Transaction costs		1,389	—	3,454
Federal / foreign net operating loss		37,552	—	20,595
State net operating loss		4,089	—	2,524
Unrecognized tax benefit		(58)	—	(2,024)
Tax credit carryforwards		3,619	—	2,881
All other	31	531	(275)	824

Gross deferred tax assets	13,338	54,614	11,702	34,697
Valuation allowance for deferred tax assets	(99)	(1,124)	(606)	(2,302)

Net deferred tax assets	$13,239	$53,490	$11,096	$32,395

Deferred Tax Liability:
Intangible asset amortization	$—	$303,124	$—	$135,335
Property and equipment	—	24,147	—	17,106
All other items	—	—	—	14

Deferred tax liabilities	$—	$327,271	$—	$152,455

Net deferred tax liability		$260,542		$108,964

Long term net deferred tax liability		$273,781		$120,060
Current net deferred tax asset		13,239		11,096
Long term net deferred tax asset		—		—

Net deferred tax liability		$260,542		$108,964

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

6.	Income Taxes: (continued)

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

Hillman is subject to income taxes in the United States and in certain foreign jurisdictions. In general, it is the practice and intention of the Company to reinvest the earnings of certain of its non-U.S. subsidiaries in those operations. Based on direction from the new management team, the Company’s position with respect to permanent reinvestment of earnings in its foreign subsidiaries was revised in the fourth quarter of 2014. As a result of this management decision, only one of the foreign subsidiaries had accumulated E&P that warranted establishment of a DTA. Due to the availability of a foreign tax credit which can offset the US tax on future distributions from this subsidiary, an overall deferred tax asset of $312 was established in 2014.

As of December 31, 2014, the Company does not have any excess amount for financial reporting over the tax basis in these certain foreign subsidiaries. In 2014 the Company recorded a deferred tax asset of $312 based on undistributed earnings in one of its foreign subsidiaries that is not being indefinitely reinvested.

Below is a reconciliation of statutory income tax rates to the effective income tax rates for the periods indicated:

	Successor	Predecessor
	Period from 06/30/2014 through	Six months Ended	Year Ended	Year Ended
	12/31/2014	06/29/2014	12/31/2013	12/31/2012
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%
Non-U.S. taxes and the impact of non-U.S. losses for which a current tax benefit is not available	-11.0%	1.5%	-19.6%	-6.1%
State and local income taxes, net of U.S. federal income tax benefit	2.5%	3.0%	-0.1%	1.9%
Adjustment of reserve for change in valuation allowance and other items	0.5%	-0.3%	15.0%	1.2%
Adjustment for change in tax law	3.1%	0.5%	8.9%	-0.4%
Adjustment of unrecognized tax benefits	0.0%	0.0%	36.6%	11.6%
Permanent differences:
Acquisition and related transaction costs	-8.2%	-4.0%	-4.0%	-0.9%
Meals and entertainment expense	-0.2%	-0.1%	-3.5%	-1.1%
Foreign tax credit	2.4%	0.0%	1.3%	0.0%
Reconciliation of tax provision to return	0.0%	0.0%	2.0%	0.5%
Reconciliation of other adjustments	0.5%	-0.5%	-0.8%	0.0%

Effective income tax rate	24.6%	35.1%	70.8%	41.7%

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

6.	Income Taxes: (continued)

On September 13, 2013, the US Treasury and IRS issued final Tangible Property Regulations (“TPR”) under IRC Section 162 and IRC Section 263(a). These regulations address the acquisition, production and improvement of tangible property, and also the disposition of property. The regulations were effective for tax years beginning on or after January 1, 2014; however, certain portions may require an accounting method change on a retroactive basis, thus requiring an IRC Section 481(a) adjustment related to fixed assets. The accounting rules under ASC 740 treat the release of the regulations as a change in tax law as of the date of issuance and require the Company to determine whether there will be an impact on its financial statements. Any such impact of the final tangible property regulations would affect deferred taxes only and result in a balance sheet reclassification between current and deferred taxes. The Company is currently analyzing the expected impacts of the TPR but does not believe that they will have a material impact on the Company’s consolidated financial statements. The Company will continue to monitor the impact of any future changes to the TPR on the Company prospectively.

The Company has recorded a $1,558 decrease in the reserve for unrecognized tax benefits in the six month Predecessor period ended June 29, 2014 due to the resolution of a recent IRS examination in 2014. The Company has decreased its reserve for unrecognized tax benefits in the six month Successor period June 30, 2014 through December 31, 2014 and the six month Predecessor period ended June 29, 2014 by $30 and $1, respectively, related to items previously recognized by the acquired company in its financial statements. A balance of $58 of the remaining unrecognized tax benefit is shown in the financial statements at December 31, 2014 as a reduction of the deferred tax asset for the Company’s net operating loss carryforwards while $377 of the ending reserve is included in the balance of other long term liabilities. The following is a summary of the changes for the periods indicated below:

	Successor	Predecessor
	Period from 06/30/2014 through 12/31/2014	Six months Ended 06/29/2014	Year Ended 12/31/2013	Year Ended 12/31/2012
Unrecognized tax benefits - beginning balance	$465	$2,024	$3,002	$4,440

Gross increases - tax positions in current period	—	—	—	—
Gross increases - tax positions in prior period		—	560	—
Gross decreases - tax positions in prior period	(30)	(1,559)	(1,538)	(1,438)

Unrecognized tax benefits - ending balance	$435	$465	$2,024	$3,002

Amount of unrecognized tax benefit that, if recognized would affect the company’s effective tax rate	$435	$465	$2,024	$3,002

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

6.	Income Taxes: (continued)

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. In conjunction with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB No. 109, “Accounting for Income Taxes”, which was codified in ASC 740-10, the Company has not recognized any adjustment of interest or penalties in its consolidated financial statements due to its net operating loss position. The Company does not anticipate a decrease in the unrecognized tax benefits for the tax year ending December 31, 2015.

The Company files a consolidated income tax return in the U.S. and numerous consolidated and separate income tax returns in various states and foreign jurisdictions. As of December 31, 2014, with a few exceptions, the Company is no longer subject to U.S. federal, state, and foreign tax examinations by tax authorities for the tax years prior to 2011. However, the IRS can make adjustments to losses carried forward by the Company from 2006 forward and utilized on its federal return.

7.	Property and Equipment:

Property and equipment, net, consists of the following at December 31, 2014 and 2013:

	Estimated Useful Life	Successor	Predecessor
	(Years)	2014	2013
Land	n/a	$1,069	$1,166
Buildings	27	2,184	2,758
Leasehold improvements	3-10	4,384	5,808
Machinery and equipment	2-10	116,371	143,002
Furniture and fixtures	3-8	1,127	1,102
Construction in process		3,757	3,352

Property and equipment, gross		128,892	157,188
Less: Accumulated depreciation		14,361	61,370

Property and equipment, net		$114,531	$95,818

Machinery and equipment includes capitalized software of $11,653 and $13,270 as of December 31, 2014 and 2013, respectively. Capitalized interest of $140 and $182 was recorded for the years ended December 31, 2014 and 2013, respectively.

The Predecessor’s depreciation expense for depreciable assets for the six months period ended June 29, 2014 was $14,149, and for the years ended December 31, 2013 and 2012 was $24,796 and $22,009, respectively. The Successor’s depreciation expense for depreciable assets for the period from June 30, 2014 through December 31, 2014 was $17,277.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

8.	Goodwill and Other Intangible Assets:

Goodwill amounts by reporting unit are summarized as follows:

	Goodwill at December 31, 2013	Acquisitions (1)	Dispositions	Other (2)	Goodwill at December 31, 2014
United States, excluding All Points	$446,382	$134,038	$—	$—	$580,420
All Points	58	3,302	—	—	3,360
Canada	12,785	22,695	—	(2,636)	32,844
Mexico	7,002	(1,392)	—	(674)	4,936
Australia	—	—	—	—	—

Total	$466,227	$158,643	$—	$(3,310)	$621,560

(1)	Changes in values primarily related to the Merger Transaction.
(2)	These amounts relate to adjustments resulting from fluctuations in foreign currency exchange rates.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

8.	Goodwill and Other Intangible Assets (continued):

Definite-lived intangible assets are amortized over their useful lives and are subject to impairment testing. The values assigned to intangible assets, in connection with the Merger Transaction and the acquisition of Paulin, were determined through separate independent appraisals. Other intangibles, net, as of December 31, 2014 and 2013 consist of the following:

	Estimated	Successor	Estimated	Predecessor
	Useful Life (Years)	December 31, 2014	Useful Life (Years)	December 31, 2013
Customer relationships	20	$693,852	20	$341,500
Trademarks - All Others	Indefinite	86,513	Indefinite	54,082
Trademarks - TagWorks	5	300	5	240
Patents	7-12	32,895	5-20	20,250
Quick Tag license	—	—	6	11,500
Laser Key license	—	—	5	1,250
KeyWorks license	7	4,476	10	4,100
Non compete agreements	—	—	5-10	4,450

Intangible assets, gross		818,036		437,372
Less: Accumulated amortization		19,095		75,007

Other intangibles, net		$798,941		$362,365

The Successor’s accumulated amortization was $19,095 as of December 31, 2014, which includes accumulated amortization of foreign subsidiaries translated using exchange rates in effect at the balance sheet date. The Successor’s amortization expense for amortizable assets was $19,128, including the adjustments resulting from fluctuations in foreign currency exchange rates, for the period from June 30, 2014 through December 31, 2014 and the Predecessor’s expense was $11,093 for the six months period ended June 29, 2014. The Predecessor’s amortization expense for amortizable assets was $22,112 and 21,752 for the years ended December 31, 2013 and 2012, respectively. For the years ending December 31, 2015, 2016, 2017, 2018, and 2019, the Successor’s amortization expense for amortizable assets is estimated to be $38,187, $38,187, $38,187, $38,187, and $38,187, respectively.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

9.	Long-Term Debt:

On June 30, 2014, Hillman and certain of its subsidiaries closed on a $620,000 senior secured credit facility (the “Senior Facilities”), consisting of a $550,000 term loan and a $70,000 revolving credit facility (“Revolver”). The term loan portion of the Senior Facilities has a seven year term and the Revolver has a five year term. For the first fiscal quarter after June 30, 2014, the Senior Facilities provide term loan borrowings at interest rates based on LIBOR plus a LIBOR Spread of 3.50%, or an Alternate Base Rate (“ABR”) plus an ABR Spread of 2.50%. The LIBOR is subject to a minimum floor rate of 1.00% and the ABR is subject to a minimum floor of 2.00%. Additionally, the Senior Facilities provide Revolver borrowings at interest rates based on LIBOR plus a LIBOR Spread of 3.25%, or an ABR plus an ABR Spread of 2.25%. There is no minimum floor rate for Revolver loans. After the initial fiscal quarter, the borrowing rate shall be adjusted quarterly on a prospective basis on each adjustment date based upon total leverage ratio for initial term loans and the senior secured leverage ratio for Revolver loans. For the fiscal quarter beginning after December 31, 2014, the term loan borrowings will be at an adjusted interest rate of 4.5% and the Revolver loans will be at interest rates based on Libor plus a Libor spread of 3.25% or an ABR plus an ABR spread of 2.25%.

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

The Senior Facilities provide for customary events of default, including but not limited to, payment defaults, breach of representations or covenants, cross-defaults, bankruptcy events, failure to pay judgments, attachment of its assets, change of control, and the issuance of an order of dissolution. Certain of these events of default are subject to notice and cure periods or materiality thresholds. The Company is also required to comply, in certain circumstances, with a senior secured net leverage ratio covenant. This covenant only applies if, at the end of a fiscal quarter, there are outstanding Revolver borrowings in excess of 35% of the total revolving commitments. As of December 31, 2014, the Revolver loan had no amounts outstanding and the outstanding letters of credit were $3.7 million. The $3.7 million outstanding usage represented 5% of total revolving commitments and this financial covenant was not in effect. The occurrence of an event of default permits the lenders under the Senior Facilities to accelerate repayment of all amounts due. The Company was in compliance with all provisions and covenants of the Senior Facilities as of December 31, 2014.

As of December 31, 2014 and 2013, long-term debt is summarized as follows:

	Successor	Predecessor
	2014	2013
Revolving credit agreement	$—	$—
Term Loan B	547,250	381,609
6.375% Senior Notes	330,000	—
10.875% Senior Notes	—	271,750
Capital leases and other obligations	607	556

	877,857	653,915
Less: amounts due in one year	5,707	4,187

Long-term debt	$872,150	$649,728

The aggregate minimum principal maturities of the long-term debt for each of the five years following December 31, 2014 are as follows:

Year	Amount
2015	$5,707
2016	5,695
2017	5,612
2018	5,552
2019	5,536
2020 and thereafter	849,755

As of December 31, 2014, the Company had $66,277 available under our revolving credit agreement and letter of credit commitments outstanding of $3,723. The Company had outstanding debt of $547,857 under our secured credit facilities at December 31, 2014, consisting of $547,250 in Term B loans and $607 in capitalized lease and other obligations. The term loan consisted of $547,250 in Term B Loans currently at a three (3) month LIBOR rate of 4.50%. The capitalized lease and other obligations were at various interest rates.

Additional information with respect to the fair value of the Company’s fixed rate senior notes and junior subordinated debentures is included in Note 16 – Fair Value Measurements.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

10.	Leases:

Certain warehouse, office space, and equipment are leased under capital and operating leases with terms in excess of one year. Future minimum lease payments under non-cancellable leases consisted of the following at December 31, 2014:

	Capital	Operating
	Leases	Leases
2015	$243	$10,192
2016	218	7,633
2017	125	6,145
2018	58	5,088
2019	38	4,726
Later years	5	27,762

Total minimum lease payments	687	$61,546

Less amounts representing interest	(80)

Present value of net minimum lease payments (including $207 currently payable)	$607

The rental expense for all operating leases was $6,511, $5,890, $11,788 and $8,787 for the Successor period from June 30, 2014 through December 31, 2014, Predecessor six months period ended June 29, 2014, and years ended December 31, 2013 and 2012, respectively. Certain leases are subject to terms of renewal and escalation clauses.

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

As of Successor’s period ended December 31, 2014 and Predecessor’s year ended December 31, 2013, the Company’s consolidated balance sheets included $2,244 and $4,386, respectively, in restricted investments representing the assets held in mutual funds to fund deferred compensation liabilities owed to the Company’s current and former employees. The current portion of the restricted investments was $494 and $2,856 as of Successor’s period ended December 31, 2014 and Predecessor’s year ended December 31, 2013, respectively.

The assets held in the NQDC are classified as an investment in trading securities. The Company recorded trading gains and offsetting compensation expense of $43, $95, $364, and $329 for the Successor’s period ended December 31, 2014, Predecessor’s period ended June 29, 2014, and Predecessor’s years ended December 31, 2013, and 2012, respectively.

During the Successor’s period ended December 31, 2014, Predecessor’s period ended June 29, 2014, and Predecessor’s years ended December 31, 2013, and 2012, distributions from the deferred compensation plan aggregated $0, $2,893, $864, and $357, respectively.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

12.	Guaranteed Preferred Beneficial Interest in the Company’s Junior Subordinated Debentures:

In September 1997, The Hillman Group Capital Trust, a Grantor trust, completed a $105,446 underwritten public offering of 4,217,724 Trust Preferred Securities (“TOPrS”). The Trust invested the proceeds from the sale of the preferred securities in an equal principal amount of 11.6% Junior Subordinated Debentures of Hillman due September 2027.

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

The Company has determined that the Trust is a variable interest entity and the holders of the Trust Preferred Securities are the primary beneficiaries of the Trust. Accordingly, the Company has de-consolidated the Trust. Summarized below is the financial information of the Trust as of December 31, 2014:

Non-current assets - junior subordinated debentures - preferred	$127,424
Non-current assets - junior subordinated debentures - common	3,261

Total assets	$130,685

Non-current liabilities - trust preferred securities	$127,424
Stockholder’s equity - trust common securities	3,261

Total liabilities and stockholders’ equity	$130,685

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

On June 30, 2014, the Junior Subordinated Debentures were recorded at the fair value of $131,141 based on the price underlying the Trust Preferred Securities of $30.32 per share upon close of trading on the NYSE Amex on that date plus the liquidation value of the trust common securities. The Company is amortizing the premium on the Junior Subordinated Debentures of $22,437 over their remaining life.

13.	Common and Preferred Stock:

Common Stock

After consummation of the Merger Transaction, The Hillman Companies, Inc. has one class of common stock. All outstanding shares of The Hillman Companies, Inc. common stock are owned by Holdco. The management shareholders of Holdco do not have the ability to put their shares back to Holdco.

Under the terms of the Predecessor Stockholders Agreement for the Predecessor Holdco common stock, management shareholders had the ability to put their shares back to Predecessor Holdco under certain conditions, including death or disability. ASC 480-10-S99 requires shares to be classified outside of permanent equity if they can be redeemed and the redemption is not solely within control of the issuer. Further, if it is determined that redemption of the shares is probable, the shares are marked to fair value at each balance sheet date with the change in fair value recorded in additional paid-in capital. The Predecessor Company determined that redemption of the shares was probable as they could be put back to Predecessor Holdco upon death or disability. Accordingly, the 161.2 shares of common stock held by management as of December 31, 2013 were recorded outside permanent equity. These shares were adjusted to the fair value of $16,975 as of December 31, 2013.

Preferred Stock

The Hillman Companies has one class of preferred stock, with 5,000 shares authorized and none issued or outstanding as of December 31, 2014 or 2013.

14.	Stock-Based Compensation:

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

Option holders were not required by the terms of the Predecessor Option Plan or the Predecessor Stockholders Agreement to hold the shares for any period of time following exercise. Liability classification was required because this arrangement permits the holders to put the shares back without being exposed to the risks and rewards of the shares for a reasonable period of time. Consistent with past practice, the Company elected to use the intrinsic value method to value the options. Immediately prior to the cancelation of the Predecessor Option Plan, the stock option liability was $48,517.

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

In 2014, Holdco granted a total of 35,817.010 non-qualified stock options with certain time-vesting and performance vesting conditions under the 2014 Equity Incentive Plan. The options were granted with an exercise price equal to the grant date fair value of the underlying securities. As of December 31, 2014, a total of 8,204.254 shares were available for future stock-based award grants.

The fair value of 18,208.5 time-vested options granted by Holdco was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield equaling 0%, risk-free interest rate of 2.1%, expected volatility assumed to be 32.0%, and expected term from 6.5 years to 6.75 years. The fair value of an option was $372.598.

Compensation expense of $675 was recognized in the accompanying consolidated statements of Comprehensive Loss for the period from June 30, 2014 through December 31, 2014. As of December 31, 2014, there was $6,110 of unrecognized compensation expense for unvested common options. The expense will be recognized as a charge to earnings over a weighted average period of approximately 4.5 years.

Holdco also granted 17,608.5 performance-based stock options that ultimately vest depending upon satisfaction of conditions that only arise in the event of a sale of the Company. No compensation expense will be recognized on these stock options unless it becomes probable the performance conditions will be satisfied.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

14.	Stock-Based Compensation (continued):

A summary of successor stock option activity for the six months ended December 31, 2014 is presented below:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2014	—	—	—	—
Granted	35,817.010	$1,000	—	—
Exercised or converted	—	—	—	—
Forfeited or expired	—	—	—	—

Outstanding at December 31, 2014	35,817.010	$1,000	9.50 years	$—

Exercisable at December 31, 2014	—	$—	—	$—

OHCP HM Acquisition Corp. Deferred Stock Unit Plan U.S.:

Effective December 31, 2013, Predecessor Holdco established the OHCP HM Acquisition Corp. Deferred Stock Unit Plan U.S. for Senior Officers (the “DSU Plan”). The DSU Plan permitted an eligible executive to elect to have a short-term incentive award paid in the form of deferred stock units, which are bookkeeping entries equivalent in value to one share of Predecessor Holdco common stock.

The deferred stock units issued under the DSU Plan in respect to fiscal year 2013 (the “2013 DSUs”) were exchanged for the right to receive a cash payment in the aggregate amount of $1,323 in connection with the closing of the Merger Transaction. In connection with the Merger Transaction, the DSU Plan was terminated, and all deferred stock units outstanding thereunder were cancelled.

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

The 2010 Swap had no value at December 31, 2014 or at December 31, 2013. Adjustments of $418 to the fair value of the 2010 Swap were recorded as a reduction in interest expense in the statement of comprehensive loss for the favorable change in fair value from December 31, 2012 until its termination on May 31, 2013.

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

The total fair value of the interest rate swaps was $(935) as of December 31, 2014 and was reported on the consolidated balance sheet in other non-current liabilities with an increase in interest expense recorded in the statement of comprehensive loss for the unfavorable change of $935 in fair value since the inception.

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

Adjustments of $(53) to the fair value of the rate caps were recorded as an increase in interest expense in the predecessor statement of comprehensive loss for the six months ended June 29, 2014 for the unfavorable change since December 31, 2013.

As of December 31, 2013, the fair value of the interest rate caps of $53 was reported on the consolidated balance sheet in non-current other assets with an increase in interest expense recorded in the statement of comprehensive loss for the unfavorable change of $(81) in fair value since the inception.

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

As of December 31, 2013, each of the 2012 metal swap agreements expired and had no value. A decrease in cost of sales was recorded in the statement of comprehensive loss for the favorable change in fair value since December 31, 2012.

Foreign Currency Forward Contracts - On December 18, 2012, the Company entered into a Foreign Currency Forward Contract (the “2012 FX Contract”) with an approximate six-month term for a notional amount of C$105,000. The 2012 FX Contract maturity date was May 21, 2013 and fixed the Canadian to U.S. dollar forward exchange rate at 0.9989. The purpose of the 2012 FX Contract was to manage the Company’s exposure to fluctuations in the exchange rate of the Canadian dollar investment used in the Paulin Acquisition.

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

During 2014, the Company entered into multiple foreign currency forward contracts (the “2014 FX Contracts”) with maturity dates ranging from March 2014 to December 2015. The 2014 FX Contracts fixed the Canadian to U.S. dollar forward exchange rate at points ranging from 1.06800 to 1.1740. The purpose of the 2014 FX Contracts is to manage the Company’s exposure to fluctuations in the exchange rate of the Canadian dollar.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

15.	Derivatives and Hedging: (continued)

The total notional amount of contracts outstanding was C$31,032 and C$26,856 as of December 31, 2014 and December 31, 2013, respectively. The total fair value of the 2014 FX Contracts was $1,247 as of December 31, 2014 and was reported on the consolidated balance sheet in other current assets. An increase in other income of $1,289 was recorded in the statement of comprehensive loss for the favorable change in fair value from December 31, 2013.

The Company’s FX Contracts did not qualify for hedge accounting treatment because they did not meet the provisions specified in ASC 815. Accordingly, the gain or loss on these derivatives was recognized in current earnings.

The Company does not enter into derivative transactions for speculative purposes and, therefore, holds no derivative instruments for trading purposes.

Additional information with respect to the fair value of derivative instruments is included in Note 16 – Fair Value Measurements.

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

The following tables set forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the period, by level, within the fair value hierarchy:

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
Trading securities	$2,244	$—	$—	$2,244
Interest rate swaps	—	(935)	—	(935)
Foreign exchange forward contracts	—	1,247	—	1,247

	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
Trading securities	$4,386	$—	$—	$4,386
Interest rate caps	—	53	—	53
Foreign exchange forward contracts	—	(42)	—	(42)

Trading securities are valued using quoted prices on an active exchange. Trading securities represent assets held in a Rabbi Trust to fund deferred compensation liabilities and are included as restricted investments on the accompanying consolidated balance sheets.

For the Successor period from June 30, 2014 through December 31, 2014, the unrealized gains on these securities of $43 were recorded as other income. The unrealized gains on these securities of $95, $364, and $329 were recorded as other income by the Predecessor for the six months period ended June 29 and years ended December 31, 2013, and 2012, respectively. An offsetting entry for the same amount, increasing the deferred compensation liability and compensation expense within SG&A, was also recorded for the corresponding periods.

The Company utilizes interest rate cap and interest rate swap contracts to manage our targeted mix of fixed and floating rate debt, and these contracts are valued using observable benchmark rates at commonly quoted intervals for the full term of the cap and swap contracts. As of December 31, 2014, the interest rate swaps were included in other non-current liabilities on the accompanying consolidated balance sheet. As of December 31, 2014 the interest rate caps had expired and had no value. As of December 31, 2013 the interest rate caps were included in other current assets on the accompanying consolidated balance sheet.

The Company utilizes foreign exchange forward contracts to manage our exposure to currency fluctuations in the Canadian dollar versus the U.S. dollar. The forward contracts were valued using observable benchmark rates at commonly quoted intervals during the term of the forward contract. The foreign exchange forward contracts were included in other current assets as of December 31, 2014 and other current liabilities as of December 31, 2013 on the accompanying consolidated balance sheets.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

16.	Fair Value Measurements: (continued)

The fair value of the Company’s fixed rate senior notes and junior subordinated debentures as of December 31, 2014 and 2013 were determined by utilizing current trading prices obtained from indicative market data. As a result, the fair value measurement of the Company’s senior term loans is considered to be Level 2.

	December 31, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
6.375% Senior Notes	$330,000	$315,563	$—	$—
10.875% Senior Notes	—	—	271,750	285,538
Junior Subordinated Debentures	130,685	137,764	114,941	131,480

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the short term maturity of these instruments and the carrying value of the variable rate senior term loans approximates fair value as the interest rate is variable and approximates current market rates.

Additional information with respect to the derivative instruments is included in Note 15 – Derivatives and Hedging. Additional information with respect to the Company’s fixed rate senior notes and junior subordinated debentures is included in Note 9 – Long-Term Debt.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

17.	Commitments and Contingencies:

The Company self-insures our product liability, automotive, workers’ compensation, and general liability losses up to $250 per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences in excess of $250 up to $40,000. The two risk areas involving the most significant accounting estimates are workers’ compensation and automotive liability. Actuarial valuations performed by the Company’s outside risk insurance expert were used by the Company’s management to form the basis for workers’ compensation and automotive liability loss reserves. The actuary contemplated the Company’s specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes that the liability of approximately $2,253 recorded for such risk insurance reserves is adequate as of December 31, 2014.

As of December 31, 2014, the Company has provided certain vendors and insurers letters of credit aggregating $3,723 related to our product purchases and insurance coverage of product liability, workers’ compensation, and general liability.

The Company self-insures our group health claims up to an annual stop loss limit of $200 per participant. Aggregate coverage is maintained for annual group health insurance claims in excess of 125% of expected claims. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves. Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claim data and certain actuarial assumptions. The Company believes that the liability of approximately $2,378 recorded for such group health insurance reserves is adequate as of December 31, 2014.

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

On October 23, 2013, Minute Key Inc. filed an answer and counterclaim against Hillman Group alleging patent infringement. Minute Key Inc. also requested that the court dismiss Hillman Group’s complaint, enter judgment against Hillman Group that we are willfully and deliberately infringing the patent, grant a permanent injunction, and award unspecified monetary damages to Minute Key Inc.

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

Hillman Group formally amended its complaint to add the unfair competition claims on September 4, 2014, and Minute Key Inc. answered on September 29, 2014 without filing any counterclaims. Minute Key Inc. filed a motion on October 1, 2014 to move the case from Cincinnati to either the District of Colorado or the Western District of Arkansas. The court denied that motion on February 3, 2015.

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

In addition to its earlier-filed complaint, PrimeSource filed a motion for preliminary injunction on July 30, 2014. On August 20, 2014, Hillman Group filed a response in opposition to the motion for preliminary injunction and, on September 3, 2014, PrimeSource filed a reply in support of its motion for preliminary injunction. On October 1, 2014, Hillman Group filed a surreply in opposition to the motion for preliminary injunction. The parties held a court hearing on the motion for preliminary injunction on March 24 and 25, 2015 and the court announced that it intends to enter a ruling on the motion by March 31, 2015.

Because the lawsuit is in a preliminary stage, it is not yet possible to assess the impact, if any, that the lawsuit will have on the Company. However, Hillman Group believes that it has meritorious defenses to the claims and intends to defend the lawsuit vigorously. Also, Hillman Group’s third party insurer has agreed to defend Hillman Group in the case subject to the right to withdraw its defense and/or to disclaim any obligation to indemnify Hillman Group, and reserving the right to seek a judicial determination that it is not obligated to defend or indemnify Hillman Group.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

17.	Commitments and Contingencies: (continued)

On December 15, 2014, Maria Santos, on behalf of herself and all others similarly situated, filed a complaint against Hillman Group and Wal-Mart Stores, Inc. (“Wal-Mart”) in the United States District Court for the Central District of California (Western Division) alleging violations of the Americans with Disabilities Act, the California Unruh Civil Rights Act, and the California Disabled Persons Act. On behalf of herself and all others similarly situated, Ms. Santos claims to seek, among other things, (1) a preliminary and permanent injunction to correct the alleged violations of these acts, (2) a declaration that Hillman Group and Wal-Mart are violating these acts, and (3) unspecified money damages, as well as recovery of court costs and attorneys’ fees. On January 5, 2015, Hillman Group filed its answer.

The Company has paid a portion of the legal fees incurred by Wal-Mart and its affiliates in this lawsuit in connection with the agreement to license Hillman Group’s products in Wal-Mart’s stores, and expects to pay, in the future, the reasonable legal fees incurred by Wal-Mart in this case.

Because the lawsuit is in a preliminary stage, it is not yet possible to assess the impact or range of loss, if any, that the lawsuit will have on the Company. However, Hillman Group has retained counsel, believes that is has meritorious defenses to the claims, and intends to defend the lawsuit vigorously.

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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

18.	Statements of Cash Flows:

Supplemental disclosures of cash flows information are presented below:

	Successor	Predecessor
	Period from June 30, 2014 through December 31, 2014	Six months ended June 29, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Cash paid during the period for:
Interest on junior subordinated debentures	$6,116	$6,116	$12,232	$12,232

Interest	$25,858	$21,702	$45,260	$38,880

Income taxes	$8	$856	$1,078	$479

Non-cash investing activities:
Property and equipment purchased with capital lease	$76	$241	$358	$155

19.	Quarterly Data (unaudited):

2014	Total	Fourth	Third	Second	First
Net sales	$734,669	$181,336	$195,956	$202,598	$154,779
(Loss) income from operations	(31,147)	6,953	23,306	(69,003)	7,597
Net (loss) income	(63,463)	(4,959)	1,812	(56,254)	(4,062)

2013	Total	Fourth	Third	Second	First
Net sales	$701,641	$172,629	$192,382	$192,711	$143,919
Income from operations	56,441	8,655	22,429	17,573	7,784
Net (loss) income	(1,148)	(2,974)	1,748	4,663	(4,585)

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

20.	Concentration of Credit Risks:

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

For the year ended December 31, 2014, the largest three customers accounted for 40.7% of combined sales of the Successor and Predecessor and 42.2% of the year-end accounts receivable balance. For the Predecessor’s year ended December 31, 2013, the largest three customers accounted for 39.7% of sales and 44.2% of the year-end accounts receivable balance. For the Predecessor’s year ended December 31, 2012, the largest three customers accounted for 40.1% of sales and 49.7% of the year-end accounts receivable balance. No other customer accounted for more than 5.0% of the Company’s total sales in 2014, 2013, or 2012. In each of the years ended December 31, 2014, 2013, and 2012, the Company derived over 10% of its total revenues from two separate customers which operated in the following segments: United States excluding All Points, Canada, and Mexico.

Concentration of credit risk with respect to purchases and trade payables are limited due to the large number of vendors comprising the Company’s vendor base, with dispersion across different industries and geographic areas. The Company’s largest vendor in terms of annual purchases accounted for 5.0% of the combination of the purchases of the Successor and Predecessor and 1.1% of the Successor’s total trade payables on December 31, 2014. The Company’s largest vendor in terms of annual purchases accounted for 5.0% of the Predecessor’s total purchases and 2.0% of the Predecessor’s total trade payables on December 31, 2013. The Company’s largest vendor in terms of annual purchases accounted for 6.7% of the Predecessor’s total purchases and 4.7% of the Predecessor’s total trade payables on December 31, 2012.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

21.	Segment Reporting and Geographic Information:

The Company’s segment reporting structure uses the Company’s management reporting structure as the foundation for how the Company manages our business. The Company periodically evaluates our segment reporting structure in accordance with ASC 350-20-55 and has concluded that it has five reportable segments as of December 31, 2014. During 2013, the operations of Paulin were combined into the operations of the Canada segment. The United States segment, excluding All Points and the Canada segment are considered material by Company’s management as of December 31, 2014. The segments are as follows:

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

The transaction expenses incurred in connection with the Merger Transaction were recorded in the United States segment. For further information, see Note 22, Transaction, Acquisition, and Integration Expenses.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

21.	Segment Reporting and Geographic Information (continued):

The table below presents revenues and income from operations for the reportable segments for the years ended December 31, 2014, 2013, and 2012.

	Successor	Predecessor
	Period from June 30, 2014 through December 31, 2014	Six months Ended June 29, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Revenues
United States, excluding All Points	$293,219	$269,009	$541,037	$517,135
All Points	9,362	10,238	20,798	18,837
Canada	70,566	73,867	132,158	12,555
Mexico	3,507	3,620	6,842	6,268
Australia	638	643	806	670

Total revenues	$377,292	$357,377	$701,641	$555,465

Segment Income (Loss) from Operations
United States, excluding All Points	$5,072	$(44,830)	$52,255	$42,896
All Points	655	896	1,737	881
Canada	3,189	4,214	2,847	(3,050)
Mexico	73	446	629	787
Australia	(748)	(114)	(1,027)	(546)

Total segment income (loss) from operations	$8,241	$(39,388)	$56,441	$40,968

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

21.	Segment Reporting and Geographic Information (continued):

Assets by segment as of December 31, 2014 and 2013 were as follows:

	Successor	Predecessor
	As of December 31, 2014	As of December 31, 2013
Assets:
United States, excluding All Points	$1,522,371	$936,008
All Points	16,108	8,379
Canada	346,691	300,906
Mexico	15,886	17,964
Australia	1,957	1,599

Total Assets	$1,903,013	$1,264,856

	Successor	Predecessor
	As of December 31, 2014	As of December 31, 2013
Cash & cash equivalents:
United States, excluding All Points	$13,192	$27,632
All Points	696	714
Canada	3,186	5,039
Mexico	1,396	1,570
Australia	15	14

Consolidated cash & cash equivalents	$18,485	$34,969

Following is revenue based on products for the Company’s significant product categories:

	Successor	Predecessor
	Period from June 30, 2014 through December 31, 2014	Six months ended June 29, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Net sales
Keys	$48,327	$45,511	$90,518	$86,943
Engraving	25,465	24,065	48,442	48,979
Letters, numbers and signs	19,439	16,145	34,045	32,251
Fasteners	241,636	232,221	450,234	308,770
Threaded rod	16,269	16,535	31,802	33,326
Code cutter	1,425	1,392	2,680	2,851
Builders hardware	10,482	10,106	17,320	16,370
Other	14,249	11,402	26,600	25,975

Consolidated net sales	$377,292	$357,377	$701,641	$555,465

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

22.	Transaction, Acquisition, and Integration Expenses:

During the period from June 30, 2014 through December 31, 2014, the Successor incurred $22,719 in transaction expenses primarily for legal, professional, and other advisory services in connection with the acquisition of the Company. The Successor transaction expenses include a payment of $15,000 to CCMP Capital Advisors for services related to the Merger Transaction.

For the six months period ended June 29, 2014, the Predecessor incurred $31,681 in transaction expenses primarily for investment banking, legal, and advisory services related to the Merger Transaction.

For the year ended December 31, 2013, the Predecessor incurred $8,638 of expenses for banking, legal, and other professional fees incurred in connection with the Paulin Acquisition.

For the year ended December 31, 2012, the Predecessor incurred $3,031 of expenses for banking, legal, and other professional fees incurred in connection with the Ook Acquisition and the Paulin Acquisition.

Financial Statement Schedule:

Schedule II - VALUATION ACCOUNTS

(dollars in thousands)

	Deducted From Assets in Balance Sheet
	Allowance for Doubtful Accounts
Ending Balance - December 31, 2011	641

Additions charged to cost and expense	643
Deductions due to:
Others	(179	)(A)

Ending Balance - December 31, 2012	1,105

Additions charged to cost and expense	29
Additions from acquired company	115
Deductions due to:
Others	(546)

Ending Balance - December 31, 2013	703

Additions charged to cost and expense	226
Deductions due to:
Others	(302)

Ending Balance - December 31, 2014	$627

Notes:

(A)	Includes write-off of accounts receivable (net of bad debt recoveries).

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

The Company’s management has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (1992 framework). Based on such evaluation, management concluded that internal control over financial reporting was not effective as of December 31, 2014. Management’s report on internal control over financial reporting is set forth above under the heading, “Report of Management on Internal Control Over Financial Reporting” in Item 8 of this annual report on Form 10-K.

A material weakness is a deficiency, or a combination of deficiencies, in internal control, such that there is a reasonable possibility that a material misstatement of the entity’s annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. As a result of management’s assessment, the Company concluded that the material weakness described below existed as of December 31, 2014.

Management identified pervasive deficiencies related to the design and operating effectiveness of transaction, process level, and management monitoring controls that have a direct impact on the financial reporting of our Canadian subsidiary (The Hillman Group Canada ULC), which in aggregate are considered a material weakness. In 2013, Hillman acquired H. Paulin & Co., which has since been amalgamated with The Hillman Group Canada ULC. There are numerous manual procedures required to be performed on both the data input into our legacy system and the subsequent output in order to validate, prepare, and record information in the general ledger. These required manual procedures vary in complexity and extend throughout all functions of the entire financial reporting process. Further, there is an ineffective control environment surrounding these aforementioned manual procedures, management review controls, as well as ineffective controls over change management, critical access, and end user system access to the legacy system. As a result of these deficiencies, financial information may not be accurately reflected in key reports that are used in higher level management review controls or subsequently recorded in the general ledger.

The Company is not aware of any transactions that were improperly undertaken as a result of this material weakness and therefore does not believe that such material weakness had any material impact on the Company’s consolidated financial statements.

Plan for Remediation of Material Weakness.

Management is, and intends to continue, taking appropriate and reasonable steps to make the necessary improvements to remediate this material weakness in internal control over financial reporting. In particular, a senior management team has been assigned responsibility for internal controls within the Canadian subsidiary and training will be provided to all employees in financial reporting roles. A thorough evaluation of all processes, controls and the legacy system will be conducted and enhancements will be made where necessary, and ultimately, the legacy system will be migrated to a new platform and additional resources will be added where deemed appropriate.

Management believes that the measures described above will facilitate remediation of the material weakness we have identified and will continue to strengthen our internal control over financial reporting. The Company is actively involved in improving the effectiveness and efficiency of its internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act of 1934, as amended, that occurred during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting under Management’s Annual Report on Internal Control over Financial Reporting.

Item 9B – Other Information.

None.

PART III

Item 10 – Directors, Executive Officers, and Corporate Governance.

The following is a summary of the biographies for at least the last five years of Hillman’s directors and officers. In connection with the Merger Transaction, all of Hillman’s directors (except James P. Waters) resigned and Douglas J. Cahill, Alberto J. Delgado, Max W. Hillman, Jr., Kevin M. Mailender, and Tyler J. Wolfram were elected to the Board of Directors effective June 30, 2014. Aaron Jagdfeld, Richard F. Zannino, Jonathan R. Lynch, and Philip K. Woodlief were elected to the Board of Directors effective August 7, 2014, August 18, 2014, November 13, 2014, and February 10, 2015, respectively.

Directors

Name and Age	Position and Five-year Employment History
Douglas J. Cahill (55)	Mr. Cahill has served as director since June 2014 and as Chairman since September 2014. Mr. Cahill has been a Managing Director of CCMP since July 2014 and previously was an Executive Advisor of CCMP from March 2013. Mr. Cahill served as President and Chief Executive Officer of Oreck, the manufacturer of upright vacuums and cleaning products, from May 2010 until December 2012. Prior to joining Oreck, Mr. Cahill served as President and Chief Executive Officer of Doane Pet Care Company, a private label manufacturer of pet food and former CCMP portfolio company. Prior to joining Doane in 1997, Mr. Cahill spent 13 years at Olin Corporation, a diversified manufacturer of metal and chemicals, where he served in a variety of managerial and executive roles. Mr. Cahill serves as a Board Member for Junior Achievement of Middle Tennessee and at Vanderbilt University’s Owen Graduate School of Management. In January 2009, Mr. Cahill was appointed as an Advisor to Mars Incorporated. Mr. Cahill is the Chairman of Jamieson Laboratories and a Director of Ollie’s Bargain Outlet. Mr. Cahill serves as the Chairman of our board of directors due to his financial, investment, and extensive management experience.

Alberto J. Delgado (44)	Mr. Delgado has served as director since June 2014. Mr. Delgado has been a Managing Director of CCMP since 2006 and is a member of CCMP’s Investment Committee. Prior to joining CCMP in 2006, Mr. Delgado was with J.P. Morgan Capital Corporation for three years. Previously, Mr. Delgado worked in the Latin America Mergers and Acquisitions group and the Structured Finance group at J.P. Morgan & Co. Mr. Delgado currently serves on the board of directors of Edwards Group Limited and Newark E&P Holdings, LLC. Mr. Delgado was selected to serve on our board of directors due to his financial, investment, and business experience.

Max W. Hillman, Jr. (68)	Mr. Hillman has served as director since September 2001. Prior to retirement from his executive position, effective July 1, 2013, Mr. Hillman was President and Chief Executive Officer and member of

Name and Age	Position and Five-year Employment History
the Board of Directors of Hillman and Chief Executive Officer of Hillman Group. From 2000 to 2001, Mr. Hillman was Co-Chief Executive Officer of Hillman Group. Mr. Hillman presently serves on the board of Woodstream Corp., Sunsource Technology Services Inc., and West Chester Holdings, Inc. Mr. Hillman previously served as a director of State Industrial Products from 2006 to 2011. Mr. Hillman’s qualifications to sit on our board of directors include his former roles as President and Chief Executive Officer of the Company and Co-Chief Executive Officer of Hillman Group.

Aaron Jagdfeld (43)	Mr. Jagdfeld has served as director since August 2014. Mr. Jagdfeld has been the President and Chief Executive Officer of Generac Power Systems, Inc. since September 2008 and a director of Generac since November 2006. Mr. Jagdfeld began his career at Generac in the finance department in 1994 and became Generac’s Chief Financial Officer in 2002. In 2007, he was appointed President and was responsible for sales, marketing, engineering, and product development. Prior to joining Generac, Mr. Jagdfeld worked in the audit practice of the Milwaukee, Wisconsin office of Deloitte & Touche. Mr. Jagdfeld was selected to serve on our board of directors due to his extensive management and financial experience.

Jonathan R. Lynch (47)	Mr. Lynch has served as director since November 2014. Mr. Lynch has been a Managing Director of CCMP since 1993 and is a member of CCMP’s Investment Committee. Prior to joining CCMP, Mr. Lynch was a member of the Mergers and Acquisitions division of Prudential Securities. Mr. Lynch serves on the board of directors of Infogroup, Inc. Mr. Lynch is past President of the Venture Investors Association of NY (VIANY) and a member of the board of advisors of the Georgetown University School of Business. Mr. Lynch was selected to serve on our board of directors due to his financial, investment, and business experience.

Kevin M. Mailender (37)	Mr. Mailender has served as director since May 2010. Mr. Mailender has been a Partner of Oak Hill Capital Management, LLC since 2013 and previously was a Principal of Oak Hill Capital Management between 2008 and 2013 and a Vice President of Oak Hill Capital Management between 2004 and 2008. Mr. Mailender currently serves as a director of Dave & Buster’s Entertainment, Inc., Earth Fare, Inc., and Berlin Packaging, LLC. Mr. Mailender was selected to serve on our board of directors due to his financial, investment, and business experience.

James P. Waters (53)	Mr. Waters has served as director since May 2013. Effective as of Mr. Hillman’s retirement on July 1, 2013, Mr. Waters was appointed Chief Executive Officer of Hillman and Hillman Group. From 2011 to 2013, Mr. Waters was Executive Vice President and Chief Operating Officer of Hillman and Hillman

Name and Age	Position and Five-year Employment History
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

Tyler J. Wolfram (48)	Mr. Wolfram has served as director since May 2010. Mr. Wolfram has been a Managing Partner of Oak Hill Capital Management, LLC since 2013 and previously was a Partner of Oak Hill Capital Management between 2001 and 2013. Mr. Wolfram is a member of Oak Hill Management’s Executive Committee and Investment Committee. Mr. Wolfram served on the board of directors of Duane Reade Holdings, Inc. from 2004 until 2010 and on the board of directors of NSA International, Inc. from 2006 until 2013 and currently serves as a director of Dave & Buster’s Entertainment, Inc., Earth Fare, Inc., and Berlin Packaging, LLC. Mr. Wolfram was selected to serve on our board of directors due to his financial, investment, and business experience.

Philip K. Woodlief (61)	Mr. Woodlief has served as director since February 2015. Mr. Woodlief has been an independent financial consultant since 2007 and an Adjunct Professor of Management at Vanderbilt University’s Owen Graduate School of Business since October 2010. At Vanderbilt, Mr. Woodlief has taught Financial Statement Research and Financial Statement Analysis. In 2014, Mr. Woodlief was also an Adjunct Professor at Belmont University, teaching Integrated Accounting Principles. Prior to 2008, Mr. Woodlief was Vice President and Chief Financial Officer of Doane Pet Care, a global manufacturer of pet products. Prior to 1998, Mr. Woodlief was Vice President and Corporate Controller of Insilco Corporation, a diversified manufacturer of consumer and industrial products. Mr. Woodlief began his career in 1979 at KPMG Peat Marwick in Houston, Texas, progressing to the Senior Manager level in the firm’s Energy and Natural Resources practice. Mr. Woodlief is a certified public accountant (inactive). Mr. Woodlief was selected to serve on our board of directors due to his financial and business experience.

Richard F. Zannino (56)	Mr. Zannino has served as director since August 2014. Mr. Zannino has been a Managing Director of CCMP since July 2009 and is a member of CCMP’s Investment Committee. Prior to joining CCMP, Mr. Zannino was Chief Executive Officer and a member of the board of directors of Dow Jones & Company. Mr. Zannino joined Dow Jones as Executive Vice President and Chief Financial Officer in February 2001 before his promotion to Chief Operating Officer in July 2002 and to Chief Executive Officer

Name and Age	Position and Five-year Employment History
and Director in February 2006. Prior to joining Dow Jones, Mr. Zannino was Executive Vice President in charge of strategy, finance, M&A, technology, and a number of operating units at Liz Claiborne. Mr. Zannino joined Liz Claiborne in 1998 as Chief Financial Officer. In 1998, Mr. Zannino served as Executive Vice President and Chief Financial Officer of General Signal. From 1993 until early 1998, Mr. Zannino was at Saks Fifth Avenue, ultimately serving as Executive Vice President and Chief Financial Officer. Mr. Zannino is currently a member of the board of directors of Infogroup Inc., Ollie’s Bargain Outlet, Pure Gym (U.K.), Jamieson Laboratories (Canada), Francesca’s Holdings Corporation, Estee Lauder, and IAC/InterActiveCorp. and is a trustee of Pace University. Mr. Zannino was selected to serve on our board of directors due to his financial, investment, and business experience.

All directors hold office until their successors are duly elected and qualified.

Committees

The Company is a controlled company within the meaning of the NYSE Amex listing standards because an affiliate of CCMP owns more than 50% of the outstanding shares of the Company’s common voting stock. Accordingly, the Company is exempt from the requirements of the NYSE Amex listing standards to maintain a majority of independent directors on the Company’s board of directors and to have a nominating committee and a compensation committee composed entirely of independent directors.

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

The current members of the audit committee are Aaron Jagdfeld and Philip K. Woodlief, both of whom are considered independent under the SEC standards and the NYSE AMEX listing standards. In addition, Kevin M. Mailender, James P. Waters, and Richard F. Zannino have observer rights with the audit committee. The Company has previously received an exemption from AMEX to Section 121 of the AMEX Company Guide that requires the audit committee to have three members. The board of directors has determined that each of Messrs. Jagdfeld and Woodlief is an “audit committee financial expert” within the meaning of applicable rules of the SEC.

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

Annual Performance Based Bonuses

The compensation committee believes that the Company’s annual bonus program is structured to appropriately balance risk and the desire to focus executives on specific short-term goals important to the Company’s success. While specific performance criteria are set and communicated in advance, the Company does not consider that the pursuit of these objectives may encourage unnecessary or excessive risk taking or lead to behaviors that focus executives on their individual enrichment rather than the Company’s long-term welfare.

Stock Options

Executives are also eligible to receive stock options to acquire Holdco common stock under the HMAN Group Holdings Inc. 2014 Equity Incentive Plan (the “2014 Equity Incentive Plan”). The 2014 Equity Incentive Plan is administered by the Holdco board of directors. In fiscal year 2014, the Holdco board of directors granted 35,217.010 options to members of executive management. These option grants included options subject to service-vesting (in four equal annual installments beginning on the second anniversary of the grant date), with possible acceleration upon a change of control. Since the vesting is staggered and in some cases tied directly to long-term performance, employees should not be incentivized to achieve only short-term increases in stock price.

Code of Ethics

The Company has adopted a code of business conduct and ethics which applies to its directors, senior officers, including its Chief Executive Officer and its Chief Financial Officer, as well as every employee of the Company. The Company’s code of business conduct and ethics can be accessed at its website at www.hillmangroup.com. Information contained or linked on our website is not incorporated by reference into this annual report and should not be considered a part of this annual report. The Company will disclose amendments to or waivers from a provision of the code of business conduct and ethics on Form 8-K.

The executive officers of the Company (including the executive officers of The Hillman Group, Inc. and The Hillman Group Canada ULC, wholly-owned indirect subsidiaries of the Company) are set forth below:

Executive Officers

Name and Age	Position with the Company; Five-year Employment History
James P. Waters (53)	Chief Executive Officer of The Hillman Companies, Inc. and The Hillman Group, Inc. See page 105 for five-year employment history.

Anthony A. Vasconcellos (50)	Chief Financial Officer and Treasurer of The Hillman Companies, Inc. and The Hillman Group, Inc. since October 2011. From October 2011 to May 2012, Mr. Vasconcellos also served as Secretary of The Hillman Companies, Inc. and The Hillman Group, Inc. From July 2010 through January 2011, Mr. Vasconcellos was a consultant with Vasco Company. From September 1998 to April 2010, Mr. Vasconcellos served as Chief Financial Officer, and from 2005 also as Executive Vice President, of Townsquare Media, Inc. (formerly known as Regent Communications, Inc.). On January 9, 2015, the Company filed a Form 8-K disclosing that Mr. Vasconcellos will be departing from the Company no later than March 31, 2015. On March 16, 2015, Jeffrey S. Leonard joined the Company as Executive Vice President of Finance and, on April 1, 2015, Mr. Leonard will be appointed as Chief Financial Officer of the Company.

Richard C. Paulin (60)	President of The Hillman Group Canada ULC since February 2013. From May 1990 to February 2013, Mr. Paulin served as President of H. Paulin & Co., Limited.

Jeffrey Jonsohn (66)	Vice President of Operations of The Hillman Group Canada ULC since February 2013. From May 1996 to February 2013, Mr. Jonsohn served as Vice President of Operations of H. Paulin & Co., Limited. On March 4, 2015, the Company filed a Form 8-K disclosing that Mr. Jonsohn will be departing from the Company no later than June 30, 2015.

Robert J. Lackman (58)	Executive Vice President of Global Operations of The Hillman Group, Inc. since August 2013. From November 2010 to August 2013, Mr. Lackman served as Senior Vice President of Operations for The Hillman Group, Inc. Prior to joining Hillman in November 2010, Mr. Lackman was employed by Duro Bag Manufacturing Co., where he served as Executive Vice President of Purchasing and Supply Chain from November 2008. From January 2007 to October 2008, he served as Vice President of Purchasing and Supply Chain of Broder Bros., Co. Prior to 2007, he held the position of Director of Procurement, Global Importing & Supply Chain of Xpedx. On March 4, 2015, the Company filed a Form 8-K disclosing that Mr. Lackman entered into a consulting arrangement with the Company for 90 days following the termination of his employment on February 27, 2015.

All executive officers hold office at the pleasure of the board of directors.

Item 11 – Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis provides an overview and analysis of our compensation programs, the compensation decisions we have made under these programs, and the factors we considered in making these decisions with respect to the compensation earned by the following individuals, who as determined under the rules of the SEC are collectively referred to herein as our “NEOs” for fiscal year 2014:

•	James P. Waters, Chief Executive Officer

•	Anthony A. Vasconcellos, Chief Financial Officer and Treasurer

•	Richard C. Paulin, President, The Hillman Group Canada ULC

•	Jeffrey Jonsohn, Vice President of Operations, The Hillman Group Canada ULC

•	Robert J. Lackman, Executive Vice President of Global Operations, The Hillman Group, Inc.

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

Compensation packages in 2014 for the Company’s NEOs were comprised of the following elements:

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

Effect of the Merger Transaction on Certain Compensation Arrangements

Immediately prior to the consummation of the Merger Transaction, the OHCP HM Acquisition Corp. 2010 Stock Option Plan (the “Predecessor Option Plan”) was terminated, all unvested options vested, and all outstanding options thereunder were cancelled. Upon consummation of the Merger Transaction, each outstanding option to purchase shares of Predecessor Holdco common stock was converted into the right to receive, in cash, a portion of the merger consideration in the Merger Transaction.

In connection with the Merger Transaction, Holdco established the HMAN Group Holdings Inc. 2014 Equity Incentive Plan (the “2014 Equity Incentive Plan”), pursuant to which Holdco may grant options, stock appreciation rights, restricted stock, and other stock-based awards for up to an aggregate of 44,021.264 shares of its common stock. The 2014 Equity Incentive Plan is administered by the Compensation Committee. Such committee determines the terms of each stock-based award grant under the 2014 Equity Incentive Plan, except that the exercise price of any granted options and the grant price of any granted stock appreciation rights may not be lower than the fair market value of one share of common stock of Holdco as of the date of grant. Grants made pursuant to this plan in 2014 are described below.

Process

Role of the Compensation Committee and Management

The Compensation Committee meets annually to review and consider base salary and any proposed adjustments, prior year annual performance bonus results and targets for the current year, and any long-term incentive awards. The Compensation Committee also reviews the compensation package for all new executive officer hires.

The key member of management involved in the compensation process is our Chief Executive Officer (“CEO”), James P. Waters. Our CEO presents recommendations for each element of compensation for each NEO, other than himself, to the Compensation Committee, which in turn evaluates these goals and either approves or appropriately revises them and presents them to the Board of Directors for review and approval. On an annual basis, a comprehensive report is provided by the CEO to the Compensation Committee on all of Hillman’s compensation programs.

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

Assessment of Market Data and Use of Compensation Consultants

In establishing the compensation for each NEO, the Compensation Committee considers information about the compensation practices of companies both within and outside our industry and geographic region, and considers evolving compensation trends and practices generally. The Compensation Committee periodically reviews third-party market data published by various organizations such as the Employers Resource Association of Cincinnati, the National Association of Manufacturers, and the Compensation Data Manufacturing and Distribution Survey. The Compensation Committee may review such survey data for market trends and developments, and utilize such data as one factor when making its annual compensation determinations. The Compensation Committee does not typically use market data to establish specific targets for compensation or any particular component of compensation, and does not otherwise numerically benchmark its compensation decisions. Rather, the Compensation Committee may review survey information about the type and amount of compensation paid to executives in similar positions and with similar responsibilities as reported on an aggregate basis for companies with comparable sales volume and number of employees both within and outside its industry and geographic region. The Company did not utilize a compensation consultant during fiscal years 2014, 2013, or 2012.

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

Base salaries are generally effective on January 31 of the applicable year. The rate of annual base salary for each NEO for fiscal years 2014, 2013, and 2012 are set forth below.

Name	2014 Base Salary	2013 Base Salary	2012 Base Salary
James P. Waters(1)	$425,000	$400,000	$300,000
Anthony A. Vasconcellos	$292,740	$287,000	$280,000
Richard C. Paulin(2)	$355,142	$376,081	$—
Jeffrey Jonsohn(2)	$221,964	$235,051	$—
Robert J. Lackman(3)	$300,000	$300,000	$250,000

(1)	Mr. Waters’s 2013 annual salary as of January 31, 2013 was $320,000 and was increased to $400,000 effective July 1, 2013 in recognition of his expanded duties in connection with his promotion to Chief Executive Officer.
(2)	Messrs. Paulin and Jonsohn were hired effective February 19, 2013. Messrs. Paulin’s and Jonsohn’s 2013 and 2014 base salaries were converted from Canadian dollars to U.S. dollars using a December 31, 2013 exchange rate of 1.0636 Canadian dollars per U.S. dollar and a December 31, 2014 exchange rate of 1.1601 Canadian dollars per U.S. dollar, respectively.
(3)	Mr. Lackman’s 2013 annual salary as of January 31, 2013 was $262,000 and was increased to $300,000 effective August 30, 2013 in recognition of his expanded duties in connection with his promotion to Executive Vice President of Global Operations.

The increase, if any, in base salary for each NEO for a fiscal year reflects each individual’s particular skills, responsibilities, experience, and prior year performance. The fiscal year 2014 base salary amounts were determined as part of the total compensation paid to each NEO and were not considered, by themselves, as fully compensating the NEOs for their service to the Company.

The Company determined that employee base salary compensation for 2014 should generally reflect an average increase of 3% to compensate employees for cost of living increases, subject to adjustments to reflect specific factors relating to individual performance and expectations for the year. As with other elements of NEO compensation, Mr. Waters made recommendations for base salary adjustments to the Compensation Committee (other than for himself). Mr. Waters received a 6.3% salary increase in 2014 in recognition of his performance during the first six months of his tenure as Chief Executive Officer. Mr. Lackman did not receive a salary increase in 2014 because the Company had increased his salary in late 2013.

Annual Performance-Based Bonuses

Pursuant to their employment agreements, each NEO is eligible to receive an annual cash bonus under the terms of a performance-based bonus plan. Each employment agreement specifies an annual target and maximum bonus as a percentage of the NEO’s annual base salary, which percentages may be adjusted (but not decreased below those stated in the NEO’s employment agreement) for any particular year in the Company’s discretion. The specific performance criteria and performance goals are established annually by our Compensation Committee in consultation with our CEO (other than with respect to himself) and approved by our Board of Directors. The performance targets are communicated to the NEOs following formal approval by the Compensation Committee and Board of Directors, which is normally around late February. The table below shows the target bonus and maximum bonuses as a percentage of base salary for each NEO for 2014. Generally, the higher the level of responsibility of the NEO within the Company, the greater the percentages of base salary applied for that individual’s target and maximum bonus compensation.

2014 Target and Maximum Bonus

Name	2014 Target Bonus as Percentage of Base Salary	2014 Maximum Bonus as Percentage of Base Salary
James P. Waters	75%	150%
Anthony A. Vasconcellos	45%	90%
Richard C. Paulin	60%	120%
Jeffrey Jonsohn	40%	80%
Robert J. Lackman	50%	100%

Each NEO’s annual bonus is determined based on actual performance in several categories of pre-established performance criteria as further described below. If actual results for each performance category equal the specified target performance level, the total bonus is the target bonus shown above. If actual results for each performance category equal or exceed the specified maximum performance level, the total bonus is the maximum bonus shown above. As described below, for some performance criteria, a portion of the target bonus may be payable if actual results for that category are less than the target performance level but are at least equal to a specified threshold level of performance.

The table below shows the performance criteria for fiscal year 2014 selected for each NEO and the relative weight of total target and maximum bonus assigned to each component.

2014 Performance Criteria and Relative Weight

Name	EBITDA	EBITDA Canada	PMOs
James P. Waters	80%	—	20%
Anthony A. Vasconcellos	70%	—	30%
Richard C. Paulin	35%	35%	30%
Jeffrey Jonsohn	35%	35%	30%
Robert J. Lackman	70%	—	30%

For 2014, the bonus criteria for all NEOs included a Company performance goal measured by earnings before interest, taxes, depreciation, and amortization (“EBITDA”), as adjusted for other items included in the calculation of the fair value of the Company’s common stock. The 2014 bonus criteria for Messrs. Paulin and Jonsohn included EBITDA for the Hillman Canada operations. The remaining criteria for each NEO consisted of personal management objectives (“PMOs”) based on the attainment of special project or division-based goals.

The Company has a policy of not paying annual performance bonuses if EBITDA is below 95% of target. For 2014, EBITDA equaled 93.8% of target. As a result, no annual performance bonuses were paid for fiscal year 2014.

Incentive Bonus

Pursuant to the terms of their employment agreements, Messrs. Paulin and Jonsohn were eligible for additional incentive bonus compensation (the “Incentive Bonus”) of up to $940,203 and $188,041 (converted from Canadian dollars to U.S. dollars using a December 31, 2013 exchange rate of 1.0636 Canadian dollars per U.S. dollar), respectively, payable within ninety (90) days following December 31, 2013 and December 31, 2014 if adjusted EBITDA reaches $14,103,046 for 2013 and $15,043,249 for 2014 (converted from Canadian dollars to U.S. dollars using a December 31, 2013 exchange rate of 1.0636 Canadian dollars per U.S. dollar). In connection with the Merger Transaction, the Incentive Bonus that otherwise would have been payable following December 31, 2014 was calculated and paid immediately prior to the closing of the Merger Transaction. As a result, the Incentive

Bonus amounts paid to Messrs. Paulin and Jonsohn in July 2014 were $1,085,887 and $215,424 (converted from Canadian dollars to U.S. dollars using a June 30, 2014 exchange rate of 1.0670 Canadian dollars per U.S. dollar).

Long-Term Compensation Elements

All equity awards are granted under our 2014 Equity Incentive Plan, which is designed to align the interests of our stockholders and executive officers by increasing the proprietary interest of our executive officers in our growth and success to advance our interests by attracting and retaining key employees, and motivating such executives to act in our long-term best interests. We grant equity awards to promote the success and enhance the value of the Company by providing participants with an incentive for outstanding performance. Equity-based awards also provide the Company with the flexibility to motivate, attract, and retain the services of employees upon whose judgment, interest, and special effort the successful conduct of our operation is largely dependent. In connection with the Merger Transaction, Messrs. Waters, Paulin, Vasconcellos, and Lackman were granted 6,603.190, 3,301.595, 2,861.382, and 2,861.382 stock options, respectively, on July 1, 2014.

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

Employee Benefit Plans and Perquisites

Executives are eligible to participate in the same health and benefit plans generally available to all full-time employees, including health, dental, vision, term life, and disability insurance. All executives are entitled to four weeks (five weeks for Messrs. Paulin and Jonsohn) of paid vacation. In addition, the NEOs (except for Messrs. Paulin and Jonsohn) are eligible to participate in the Company’s Defined Contribution Plan (401(k) Plan) and the Hillman Nonqualified Deferred Compensation Plan, both described below. Messrs. Paulin and Jonsohn receive contributions to a registered retirement plan.

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

Registered Retirement Plan

Messrs. Paulin’s and Jonsohn’s employment agreements provide that The Hillman Group Canada ULC shall make an annual contribution of $20,921 (converted from Canadian dollars to U.S. dollars using a December 31, 2014 exchange rate of 1.1601 Canadian dollars per U.S. dollar) to a registered retirement plan (the “Registered Retirement Plan”). The required annual contribution to the Registered Retirement Plan shall increase, as necessary, to match the maximum annual limit permitted by the Canada Revenue Agency in effect from time to time.

Perquisites

All NEOs are entitled to reimbursement for the reasonable expenses of leasing or buying a car up to $700 per month ($1,050 per month for Mr. Waters and $905 for Mr. Paulin and $776 for Mr. Jonsohn (converted from Canadian dollars to U.S. dollars using a December 31, 2014 exchange rate of 1.1601 Canadian dollars per U.S. dollar)). Mr. Waters receives up to $500 per month as reimbursement for membership dues at country clubs, which he uses in part for business development purposes. Mr. Paulin receives up to $862 (converted from Canadian dollars to U.S. dollars using a December 31, 2014 exchange rate of 1.1601 Canadian dollars per U.S. dollar) per month as reimbursement for membership dues at country clubs, which he uses in part for business development purposes.

Miscellaneous

The Company does not have any equity or security ownership guidelines for executives, including the NEOs. The Company considers the accounting and tax treatment of particular forms of compensation awarded to NEOs as part of its overall review of compensation, but does not structure its compensation practices to comply with specific accounting or tax treatment.

Compensation Committee Report

The Compensation Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 for filing with the Securities and Exchange Commission.

Respectfully submitted,

The Compensation Committee

Richard F. Zannino

Douglas J. Cahill

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

Summary Compensation Table

The following table sets forth compensation that the Company’s principal executive officer, principal financial officer, and each of the next three highest paid executive officers of the Company (collectively, the “NEOs”) earned during the years ended December 31, 2014, December 31, 2013, and December 31, 2012 in each executive capacity in which each NEO served. Mr. Waters served as both an officer and director (upon his election to the Board of Directors effective May 23, 2013) but did not receive any compensation with respect to his role as a director.

Name and Principal Position	Year	Salary (1) ($)	Bonus (2) ($)	Option Awards (3) ($)	Non-Equity Incentive Plan Compensation (4) ($)	Nonqualified Deferred Compensation Earnings (5) ($)	All Other Compensation (6) ($)	Total ($)
James P. Waters(7)	2014	422,115	300,000	—	—	—	16,606	738,721
CEO	2013	354,615	—	—	237,119	—	17,484	609,218
The Hillman Companies, Inc.	2012	300,000	—	—	201,114	—	10,933	512,047

Anthony A. Vasconcellos(8)	2014	286,558	200,000	—	—	—	18,186	504,744
CFO and Treasurer	2013	286,192	—	—	139,084	—	12,655	437,931
The Hillman Companies, Inc.	2012	279,423	—	—	143,208	—	14,233	436,864

Richard C. Paulin(9)(10) President	2014	355,142	—	—	1,087,399	—	46,861	489,402
The Hillman Group Canada ULC	2013	325,593	—	—	1,067,819	—	45,865	1,439,277

Jeffrey Jonsohn(9)(10) VP of Operations	2014	221,964	—	—	215,727	—	33,928	471,619
The Hillman Group Canada ULC	2013	203,496	—	—	259,170	—	33,742	496,408

Robert J. Lackman(11)	2014	300,000	300,000	—	—	—	14,811	614,811
Executive VP of Global Operations	2013	271,723	—	—	130,369	—	17,840	419,932
The Hillman Group, Inc.	2012	248,846	—	—	115,608	—	17,841	382,295

(1)	Represents base salary paid including any deferral of salary into the Defined Contribution Plan and the Deferred Compensation Plan. Base salary adjustments are generally effective January 31 of each fiscal year. Mr. Waters’s base salary was increased to $320,000 on January 31, 2013, $400,000 effective July 1, 2013 in recognition of his expanded duties in connection with his promotion to Chief Executive Officer, and $425,000 effective January 31, 2014. Mr. Lackman’s base salary was increased to $262,000 on January 31, 2013 and was increased to $300,000 effective August 30, 2013 in recognition of his expanded duties in connection with his promotion to Executive Vice President of Global Operations.
(2)	Messrs. Waters, Lackman, and Vasconcellos received a discretionary bonus payment of $300,000, $300,000, and $200,000, respectively, in 2014 in recognition of their extraordinary service in connection with the Merger Transaction.
(3)	The amount included in the “Option Awards” column represents the grant date fair value of options calculated in accordance with FASB ASC Topic 718 (which is $0). See Note 14, Stock-Based Compensation, to the accompanying consolidated financial statements for details.

(4)	Represents earned bonus for services rendered in each year based on achievement of performance goals under the performance-based bonus arrangements and the Incentive Bonus payments to Messrs. Paulin and Jonsohn.
(5)	There were no above market earnings in the Deferred Compensation Plan for the NEOs.
(6)	All other compensation consists of matching contributions to the Defined Contribution Plan and the Deferred Compensation Plan and contributions to the Registered Retirement Plan, as shown in the chart below. In addition, this includes car allowance for each NEO, country club dues (for Messrs. Waters and Paulin), and payment of disability insurance premiums (for Messrs. Paulin and Jonsohn).

NEO	Matching Contribution to Hillman Retirement Savings and 401(k) Plan ($)	Matching Contribution to Non- Qualified Deferred Compensation Plan ($)	Contribution to Registered Retirement Plan (12) ($)
James P. Waters	5,624	2,500	—
Anthony A. Vasconcellos	7,720	2,500	—
Richard C. Paulin	—	—	20,921
Jeffrey Jonsohn	—	—	20,921
Robert J. Lackman	3,911	2,500	—

(7)	Mr. Waters served as Executive Vice President and Chief Operating Officer until July 1, 2013.
(8)	Mr. Vasconcellos served as Secretary until May 10, 2012.
(9)	Messrs. Paulin and Jonsohn were hired effective February 19, 2013.
(10)	For Messrs. Paulin and Jonsohn, all 2013 amounts were converted from Canadian dollars to U.S. dollars using a December 31, 2013 exchange rate of 1.0636 Canadian dollars per U.S. dollar and all 2014 amounts were converted from Canadian dollars to U.S. dollars using a December 31, 2014 exchange rate of 1.1601 Canadian dollars per U.S. dollar, except for the 2014 Incentive Bonus payments which were converted from Canadian dollars to U.S. dollars using a June 30, 2014 exchange rate of 1.0670 Canadian dollars per U.S. dollar.
(11)	Mr. Lackman served as Senior Vice President of Operations until August 30, 2013.
(12)	Converted from Canadian dollars to U.S. dollars using a December 31, 2014 exchange rate of 1.1601 Canadian dollars per U.S. dollar.

Grants of Plan-Based Awards Table for Fiscal Year 2014

The table below summarizes the non-equity incentive awards granted to NEOs in 2014.

Name	Grant Date	Threshold ($)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)		All Other Option Awards; Number of Securities Underlying Options (#) (2)	Exercise Price of Option Awards ($)	Grant Date Fair Value of Option Awards ($) (3)
			Target ($)	Maximum ($)
James P. Waters	—	—	318,750	637,500	—	—	—
	7/1/14				6,603.190	1,000	—

Anthony A.Vasconcellos	—	—	131,733	263,466	—	—	—
	7/1/14				2,861.382	1,000

Richard C. Paulin	—	—	213,085	426,170	—	—	—
	—	430,997	646,496	861,995	—	—	—
	7/1/14				3,301.595	1,000	—

Jeffrey Jonsohn	—	—	88,785	177,571	—	—	—
	—	86,199	129,299	172,399	—	—	—

Robert J. Lackman	—	—	150,000	300,000	—	—	—
	7/1/14				2,861.382	1,000	—

(1)	The amounts in this table reflect the 2014 performance-based bonus awards that each NEO was eligible to receive pursuant to the terms of his employment agreement and the Company’s 2014 performance bonus plan. Each NEO’s overall target and maximum performance-based bonus for 2014 was determined as a percentage of base salary. There is no single threshold level of bonus payment under the 2014 annual bonus plan. In addition, for Messrs. Paulin and Jonsohn, it also includes the threshold, target, and maximum amounts payable under their Incentive Bonus awards for 2014. See the description of Annual Performance Bonus and Incentive Bonus in the CD&A for a description of the specific performance components and more detail regarding the determination of actual 2014 annual performance bonus and Incentive Bonus payments. All dollar amounts for Messrs. Paulin and Jonsohn were converted from Canadian dollars to U.S. dollars using a December 31, 2014 exchange rate of 1.1601 Canadian dollars per U.S. dollar.
(2)	Represents grants of options pursuant to the 2014 Equity Incentive Plan on July 1, 2014.
(3)	The amount included in the “Option Awards” column represents the grant date fair value of options calculated in accordance with FASB ASC Topic 718 (which is $0). See Note 14, Stock-Based Compensation, to the accompanying consolidated financial statements for details.

Outstanding Equity Awards at 2014 Fiscal Year-End

The following table sets forth the number of unexercised options held by the NEOs at December 31, 2014. No stock awards were outstanding at the end of fiscal year 2014.

Option Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Option (#)	Option Exercise Price ($)	Option Expiration Date
James P. Waters	—	3,301.595	3,301.595	1,000	7/1/2024
Anthony A. Vasconcellos	—	1,430.691	1,430.691	1,000	7/1/2024
Richard C. Paulin	—	1,650.7975	1,650.7975	1,000	7/1/2024
Jeffrey Jonsohn	—	—	—	—	—
Robert J. Lackman	—	1,430.691	1,430.691	1,000	7/1/2024

All stock options reported in the table above are options to acquire Holdco common stock granted under the 2014 Equity Incentive Plan in 2014. Pursuant to each NEO’s stock option award agreement, these options were divided into two equal vesting tranches.

The first tranche is a time-based award which, beginning on the second anniversary of July 1, 2014, vests 25% annually until fully vested on the fifth anniversary of July 1, 2014, subject to the optionee’s continued employment with Hillman on each such vesting date. None of the stock options granted under that tranche have vested.

The second tranche of each stock option grant is performance-based. Subject to the optionee’s continuous employment with the Company through the consummation of a sale event, 33% of the performance-based options will vest if the CCMP stockholders receive proceeds resulting in a multiple on investment (“MOI”) of at least 2.0, an additional 33% will vest with an MOI of at least 2.5, and the remaining 33% will vest with an MOI of at least 3.0.

Option Exercises and Stock Vested During Fiscal Year 2014

The following table sets forth the number of options exercised by the NEOs during the year ended December 31, 2014. In connection with the Merger Transaction, the Predecessor Option Plan was terminated and all options were cancelled with each holder receiving cash proceeds equal to the per share merger consideration less the applicable exercise price of the options. Value realized is calculated based on the cash proceeds received for the options. There were no other stock-based awards outstanding or eligible for vesting during fiscal year 2014.

Name	Option Awards
	Number of Shares Acquired on Exercise (#) (1)	Value Realized on Exercise ($)
James P. Waters	4,000	4,045,718
Anthony A. Vasconcellos	2,300	2,746,987
Richard C. Paulin	2,625	2,518,953	(2)
Jeffrey Jonsohn	1,575	1,509,277	(2)
Robert J. Lackman	2,300	2,560,301

(1)	The cashless exercise of the options resulted in the NEOs receiving fewer shares than shown.

(2)	Messrs. Paulin’s and Jonsohn’s value realized were converted from Canadian dollars to U.S. dollars using a December 31, 2014 exchange rate of 1.1601 Canadian dollars per U.S. dollar.

Nonqualified Deferred Compensation for Fiscal Year 2014

The following table sets forth activity in the Deferred Compensation Plan for the NEOs for the year ended December 31, 2014:

Name	Executive Contributions ($) (1)	Company Matching Contributions ($) (2)	Aggregate Earnings ($) (3)	Aggregate Withdrawal/ Distributions ($)	Aggregate Balance at 12/31/14 ($) (4)
James P. Waters	120,175	2,500	18,751	40,885	421,493
Anthony A. Vasconcellos	11,683	2,500	3,887	—	64,348
Richard C. Paulin	—	—	—	—	—
Jeffrey Jonsohn	—	—	—	—	—
Robert J. Lackman	15,000	2,500	4,821	—	61,326

(1)	The amounts in this column represent the deferral of base salary and annual performance bonuses. These amounts are also included in the Summary Compensation Table in the Salary or Non-Equity Incentive Plan Compensation columns, as appropriate.
(2)	The amounts in this column are also included in the Summary Compensation Table in the All Other Compensation column.
(3)	Earnings in the Deferred Compensation Plan are not required to be included in the Summary Compensation Table.
(4)	Amounts reported in this column for each NEO include amounts previously reported in the Company’s Summary Compensation Table in previous years when earned if that officer’s compensation was required to be disclosed in a previous year. Amounts previously reported in such years include previously earned, but deferred, salary and bonus and Company matching contributions. This total reflects the cumulative value of each NEO’s deferrals, matching contributions, and investment experience.

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

The available investment choices are the same as the primary investment choices available under the Defined Contribution Plan, which are as follows (with 2014 annual rates of return indicated for each):

Aberdeen Emerging Markets

Institutional (-2.45%)

American Beacon Large Cap Value Fund Investor Class (10.19%)

Artisan Mid Cap Value

Fund (1.52%)

ASTON/Fairpointe Mid Cap N

Fund (9.73%)

Baron Small Cap

Fund (1.69%)

Columbia Acorn International

Z Fund (-4.28%)

Columbia Small Cap Index Z

Fund (5.48%)

Dreyfus MidCap Index

Fund (9.37%)

Fidelity

Contrafund (9.56%)

Fidelity Freedom

2040 Fund (5.71%)

Fidelity Freedom

2045 Fund (5.79%)

Fidelity Freedom

2055 Fund (5.75%)

Fidelity International

Discovery Fund (-5.58%)

Fidelity Retirement

Money Market (0.01%)

Oppenheimer International

Bond Y (0.41%)

Perkins Small Cap Value

Fund Class T (7.30%)

PIMCO Real Return Fund

Institutional (3.42%)

PIMCO Total Return

Institutional (4.69%)

Royce Pennsylvania

Mutual Service Fund (34.77%)

Spartan 500 Index Fund

Fidelity Advantage Class (13.62%)

Spartan US Bond Index

Fund Advantage (5.93%)

T. Rowe Price Dividend

Growth Fund (12.34%)

T. Rowe Price Mid-Cap

Growth Advantage (12.87%)

T. Rowe Price Real Estate

(29.75%)

Vanguard Target Retirement

2010 Fund (5.93%)

Vanguard Target Retirement

2015 Fund (6.56%)

Vanguard Target Retirement

2020 Fund (7.11%)

Vanguard Target Retirement

2025 Fund (7.17%)

Vanguard Target Retirement

2030 Fund (7.17%)

Vanguard Target Retirement

2035 Fund (7.24%)

Vanguard Target Retirement

2040 Fund (7.15%)

Vanguard Target Retirement

2045 Fund (7.16%)

Vanguard Target Retirement

2050 Fund (7.18%)

Vanguard Target Retirement

2055 Fund (7.19%)

Vanguard Target Retirement

Income Fund (5.54%)

Potential Payments Upon Termination or Change in Control

Severance Payments and Benefits under Employment Agreements

The Company has an employment agreement in effect with Messrs. Waters, Vasconcellos, Paulin, Jonsohn, and Lackman. The employment agreements provide for an initial term of three years beginning May 28, 2010 for Mr. Waters, October 5, 2011 for Mr. Vasconcellos, February 19, 2013 for Messrs. Paulin and Jonsohn, and November 1, 2010 for Mr. Lackman and automatically renew for successive one-year terms thereafter unless either the Company or the executive provides notice of non-renewal. The Company’s non-renewal notice must be provided 180 days in advance for Mr. Waters and 90 days in advance for Messrs. Vasconcellos, Paulin, Jonsohn, and Lackman. Each executive’s non-renewal notice must be provided 180 days in advance except for Messrs. Paulin and Jonsohn, which must be provided 90 days in advance. The employment agreement with each NEO provides for specified payments and benefits in connection with a termination of employment.

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

Anthony Vasconcellos and Robert Lackman

For Messrs. Vasconcellos and Lackman, in the event of termination of employment by reason of termination by the Company without cause, resignation with good reason, or due to non-renewal by the Company, the executive would be entitled to (i) continued payments of base salary for a period of one year following termination, (ii) 50% of the Termination Bonus Amount, payable when bonus payments for such year are made to other senior executives, (iii) a prorated portion of his annual bonus for the year in which termination occurs, payable when bonus payments for such year are made to other senior executives, and (iv) Company-paid continuation of health benefits coverage for 12 months and life and disability benefits coverage for six months.

In the event of termination by the Company without cause, resignation with good reason, or due to non-renewal by the Company within 90 days following a change in control, the executive would be entitled to (i) a lump sum payment equal to the sum of one year of his then current rate of base salary plus 50% of the Termination Bonus Amount, payable within 30 days of termination of employment and (ii) a prorated portion of his annual bonus for the year in which termination occurs, payable when bonus payments for such year are made to other senior executives.

Richard Paulin and Jeffrey Jonsohn

For Messrs. Paulin and Jonsohn, in the event of termination during the initial term by reason of termination by the Company without cause, resignation with good reason, or due to non-renewal by the Company, the executive would be entitled to (i) continued payments of base salary for a period of two years following termination, (ii) the Termination Bonus Amount (which, for clarity, does not include any Incentive Bonus), payable when bonus payments for such year are made to other senior executives, (iii) a prorated portion of his annual performance bonus for the year in which termination occurs, payable when bonus payments for such year are made to other senior executives, and (iv) continuation of health benefits coverage for 24 months, provided the executive continues to pay his share of the premiums.

In the event of termination of employment after the initial term due to termination by the Company without cause, resignation with good reason, or due to non-renewal by the Company, the executive would receive the same severance payments and benefits described in the preceding paragraph except that he would be entitled to only 50% of the Termination Bonus Amount.

In the event of termination by the Company without cause, resignation with good reason, or due to non-renewal by the Company within 90 days following a change in control, the executive would be entitled to (i) a lump sum payment equal to the sum of two years of his then current rate of base salary plus the Termination Bonus Amount (or 50% of the Termination Bonus Amount if the termination occurs after the initial term), payable within 30 days of termination of employment, and (ii) a prorated portion of his annual performance bonus for the year in which termination occurs, payable when bonus payments for such year are made to other senior executives.

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

Option Vesting

All time-based options held by the NEOs will vest upon the occurrence of a change in control subject to the optionee’s continued employment by Hillman through the consummation of such change in control.

Subject to the optionee’s continuous employment by Hillman through the consummation of a change in control, 33% of the performance-based options will vest if the CCMP stockholders receive proceeds resulting in an MOI of at least 2.0, an additional 33% will vest with an MOI of at least 2.5, and the remaining 33% will vest with an MOI of at least 3.0.

Estimated Payments Upon Termination of Employment or Change in Control

The table below shows the severance payments and benefits that each NEO would receive upon (1) death, disability, or non-renewal by executive, (2) termination without cause, resignation with good reason, or non-renewal by the Company, (3) termination without cause, resignation with good reason, or non-renewal by the Company within 90 days of a change in control or (4) a change in control, regardless of termination. The amounts are calculated as if the date of termination (and change in control where applicable) were December 31, 2014. For purposes of the table, the cost of continuing health care, life, and disability insurance coverage is based on the current Company cost for the level of such coverage elected by the executive.

Name	Death, Disability, or non-renewal by Executive ($)	Termination without cause, resignation with good reason, or non-renewal by the Company ($)	Termination without cause, resignation with good reason, or non-renewal by the Company within 90 days of a change in control ($)	Change in Control (regardless of termination) (1) ($)
James P. Waters	0	946,709	934,247	0
Anthony A. Vasconcellos	0	357,116	343,955	0
Richard C. Paulin(2)	0	818,542	815,527	0
Jeffrey Jonsohn(2)	0	487,983	487,780	0
Robert J. Lackman	0	360,881	347,538	0

(1)	Represents the cash-out value of unvested options as of December 31, 2014, at the fair market value of the Company’s common stock ($1,000) less the exercise price assuming that the MOI thresholds were met or exceeded. Note that, in the absence of an actual transaction, it is not possible to determine whether the thresholds would in fact actually be met.
(2)	For Messrs. Paulin and Jonsohn, all 2013 amounts were converted from Canadian dollars to U.S. dollars using a December 31, 2013 exchange rate of 1.0636 Canadian dollars per U.S. dollar and all 2014 amounts were converted from Canadian dollars to U.S. dollars using a December 31, 2014 exchange rate of 1.1601 Canadian dollars per U.S. dollar.

Director Compensation for Fiscal Year 2014

The following table sets forth compensation earned by the Company’s directors who are not also employees of the Company during the year ended December 31, 2014.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	Total ($)
Douglas J. Cahill	—	—	—	—
Alberto J. Delgado	—	—	—	—
Max W. Hillman, Jr.(1) (2)	80,000	300,000	—	380,000
Aaron Jagdfeld (3)	31,250	300,000	—	331,250
Jonathan R. Lynch	—	—	—	—
Kevin Mailender (4)	—	—	—	—
Tyler Wolfram (4)	—	—	—	—
Philip K. Woodlief (5)	—	—	—	—
Richard F. Zannino	—	—	—	—
Maurice P. Andrien, Jr. (2)	28,000	—	—	28,000
Robert Caulk (2)	40,500	—	—	40,500
David Jones (2)	37,500	—	—	37,500
Alan Lacy (2)	25,000	—	—	25,000

(1)	Mr. Hillman accrued director fees of $25,000 during 2013, but such fees were not paid until 2014. In addition to director fees, Mr. Hillman was entitled to receive consulting fees of $50,000 during 2014, of which $12,500 was not paid until 2015.
(2)	Prior to June 30, 2014, Messrs. Hillman, Andrien, and Lacy were each entitled to receive an annual Board fee of $50,000. Messrs. Caulk and Jones were each entitled to an annual Board fee of $75,000. Additionally, Messrs. Andrien and Caulk were each entitled to receive $6,000 annually as compensation for serving on the Audit Committee. Effective June 30, 2014, Messrs. Andrien, Caulk, Jones, and Lacy resigned and Mr. Hillman’s annual Board fee was increased to $60,000.
(3)	Mr. Jagdfeld is entitled to an annual Board fee of $60,000 and an annual Audit Committee Fee of $15,000.
(4)	Messrs. Wolfram and Mailender are employed and compensated by Oak Hill Capital Management, LLC and were not compensated for their services on the Board during the year ended December 31, 2014.
(5)	Mr. Woodlief joined the Board and Audit Committee effective February 10, 2015.

Directors do not receive any perquisites or other personal benefits from the Company.

Item 12 – Security Ownership of Certain Beneficial Owners and Management.

All of the outstanding shares of capital stock of Hillman Group are owned by Hillman Investment Company, all of whose shares are owned by The Hillman Companies, Inc. All of the outstanding shares of capital stock of The Hillman Companies, Inc. are owned by HMAN Intermediate II Holdings Corp. (“HMAN Intermediate II”). All of the outstanding shares of capital stock of HMAN Intermediate II are owned by HMAN Intermediate Holdings Corp. (“HMAN Intermediate”). All of the outstanding shares of capital stock of HMAN Intermediate are owned by HMAN Group Holdings Inc. (“Holdco”). All of the outstanding shares of capital stock of Holdco are owned by CCMP Capital Investors III, L.P., CCMP Co-Invest III A, L.P., CCMP Capital Investors III (Employee), L.P., Oak Hill Capital Partners III, L.P., Oak Hill Capital Management Partners III, L.P., OHCP III HC RO, L.P., and officers, directors, and employees of the Company. The following table sets forth information as of the close of business on December 31, 2014 as to the share ownership of Holdco by the directors, executive officers, and holders of 5% or more of the shares of Holdco.

	Shares Beneficially Owned
Name and Address of Beneficial Owners(1)	Number	Percentage (%) (2)
CCMP Capital Investors III, L.P. (3)	316,171.2265	58.127
CCMP Co-Invest III A, L.P. (3)	101,400.0000	18.642
Oak Hill Capital Partners III, L.P. (4)	86,716.6350	15.943
Douglas J. Cahill	—	—
Alberto J. Delgado	—	—
Max W. Hillman, Jr. (5)	1,000.0000	*
Aaron Jagdfeld	1,000.0000	*
Jonathan R. Lynch	—	—
Kevin M. Mailender	—	—
James P. Waters	2,550.0000	*
Tyler J. Wolfram	—	—
Philip K. Woodlief	—	—
Richard F. Zannino	—	—
Anthony A. Vasconcellos (6)	540.0000	*
Richard C. Paulin	1,200.0000	*
Jeffrey Jonsohn	—	—
Robert J. Lackman	430.0000	*
All Directors and Executive Officers as a Group (14 persons)	6,720.000	1.235

*	Less than 1%
(1)	Unless otherwise noted, the business address of each beneficial owner is c/o The Hillman Group, Inc., 10590 Hamilton Avenue, Cincinnati, Ohio 45231-1764.
(2)	Based on 543,929 shares outstanding as of December 31, 2014.
(3)	The business address of CCMP Capital Investors III, L.P., CCMP Co-Invest III A, L.P., and CCMP Capital Investors III (Employee), L.P. (collectively, the “CCMP Partnerships”) is 245 Park Avenue, 16th Floor, New York, New York 10167. CCMP Capital, LLC is the sole member of CCMP Capital Associates III GP, LLC, which is the sole general partner of CCMP Capital Associates III, L.P., which is the sole general partner of CCMP Capital Investors III, L.P. and CCMP Capital Investors III (Employee), L.P. CCMP Capital, LLC is the sole member of CCMP Co-Invest III A GP, LLC, which is the sole general partner of CCMP Co-Invest III A, L.P. CCMP Capital, LLC exercises voting and dispositive control over the shares held by each of the CCMP Partnerships. The members of the board designated by the CCMP Partnerships are Douglas J. Cahill, Alberto J. Delgado, Jonathan R. Lynch and Richard F. Zannino. Each of these individuals disclaims beneficial ownership of the shares owned by the CCMP Partnerships.

(4)	The business address of Oak Hill Capital Partners III, L.P., Oak Hill Capital Management Partners III, L.P., and OHCP III HC RO, L.P. (collectively, the “Oak Hill Funds”) is 201 Main Street, Suite 1018, Fort Worth, Texas 76102. OHCP MGP III, Ltd. is the sole general partner of OHCP MGP Partners III, L.P., which is the sole general partner of OHCP GenPar III, L.P., which is the sole general partner of each of the Oak Hill Funds. OHCP MGP III, Ltd. exercises voting and dispositive control over the shares held by each of the Oak Hill Funds. Investment and voting decisions with regard to the shares of Holdco’s common stock owned by the Oak Hill Funds are made by an Investment Committee of the board of directors of OHCP MGP III, Ltd. The members of the board are J. Taylor Crandall, Steven B. Gruber, and Denis J. Nayden. Each of these individuals disclaims beneficial ownership of the shares owned by the Oak Hill Funds.
(5)	All shares are held by the Max William Hillman 2012 Spousal GST Trust.
(6)	All shares were repurchased by Holdco effective January 16, 2015.

Item 13 – Certain Relationships and Related Transactions.

The Successor has recorded aggregate management fee charges and expenses from the Oak Hill Funds and CCMP of $276 thousand for the six month period ended December 31, 2014. The Predecessor recorded aggregate management fee charges and expenses from the Oak Hill Funds of $15 thousand for the six month period ended June 29, 2014, $77 thousand for the year ended December 31, 2013, and $155 thousand for the year ended December 31, 2012.

Gregory Mann and Gabrielle Mann are employed by the All Points subsidiary of Hillman. All Points leases an industrial warehouse and office facility from companies under the control of the Manns (the “Mann Lease”). The Company engaged a real estate broker to ensure the terms of the Mann Lease were at market. The transaction was approved by the Company’s Board of Directors. The Company has recorded rental expense for the lease of this facility on an arm’s length basis. In the six month period ended December 31, 2014 the Successor’s rental expense for the lease of this facility was $146 thousand. In the six month period ended June 29, 2014 the Predecessor’s rental expense for the lease of this facility was $165 thousand. The Predecessor’s rental expense for the lease of this facility was $311 thousand for the years ended December 31, 2013 and 2012.

In connection with the Paulin Acquisition, the Company entered into three leases for five properties containing industrial warehouse, manufacturing plant, and office facilities on February 19, 2013. The owners of the properties under one lease are relatives of Richard Paulin, who is employed by The Hillman Group Canada ULC, and the owner of the properties under the other two leases is a company which is owned by Richard Paulin and certain of his relatives. The Company has recorded rental expense for the three leases on an arm’s length basis. In the six month period ended December 31, 2014 the Successor’s rental expense for these facilities was $371 thousand. In the six month period ended June 29, 2014 the Predecessor’s rental expense for these facilities was $375 thousand. The Predecessor’s rental expense for these facilities was $687 thousand for the year ended December 31, 2013.

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

Item 14 – Principal Accounting Fees and Services.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of the Company’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings. The aggregate fees of KPMG LLP for the 2014 audit were approximately $714,780 and the 2013 audit fees were approximately $755,000.

Audit Related Fees

Audit related fees are fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not under “Audit Fees.”

There were no audit related fees billed by KPMG LLP in 2014 or 2013.

Tax Fees

Tax fees consist of fees billed for professional services for tax compliance, tax advice, and tax planning. There were no tax fees billed by KPMG LLP in 2014 or 2013.

All Other Fees

No other services were rendered by KPMG LLP for 2014 or 2013.

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by KPMG LLP on a case-by-case basis, and any pre-approval is detailed as to the particular service or category of service and is generally subject to a specific budget. These services may include audit services, audit related services, tax services, and other related services. KPMG LLP and the Company’s management are required to periodically report to the Audit Committee regarding the extent of services provided by KPMG LLP in accordance with this pre-approval policy, and the fees for the services performed to date. In accordance with its policies and procedures, the Audit Committee pre-approved 100% of the audit and non-audit services performed by KPMG LLP for the years ended December 31, 2014 and 2013.

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

2.1	Agreement and Plan of Merger, dated May 16, 2014 (14)(Exhibit 2.1)

3.1	Second Amended and Restated By-Laws of The Hillman Companies, Inc. (effective as of May 23, 2013). (13) (Exhibit 3.1)

3.2	Second Amended and Restated Certificate of Incorporation of The Hillman Companies, Inc. as of May 28, 2010. (5) (Exhibit 3.1)

3.3	Certificate of Incorporation of The Hillman Group, Inc., as amended. (7) (Exhibit 3.1)

3.4	By-Laws of The Hillman Group, Inc. (7) (Exhibit 3.2)

3.5	Certificate of Incorporation of Hillman Investment Company, as amended. (7) (Exhibit 3.5)

3.6	By-Laws of Hillman Investment Company. (7) (Exhibit 3.6)

3.7	Certificate of Incorporation of SunSub C Inc., as amended. (7) (Exhibit 3.7)

3.8	By-Laws of SunSub C Inc. (7) (Exhibit 3.8)

3.9	Articles of Incorporation of All Points Industries, Inc. (7) (Exhibit 3.9)

3.10	By-Laws of All Points Industries, Inc. (7) (Exhibit 3.10)

3.11	Amended and Restated Certificate of Incorporation of Hillman Investment Company. (8) (Exhibit 3.5)

3.12	Certificate of Formation of Hillman Group GP1, LLC. (12) (Exhibit 3.15)

3.13	Limited Liability Company Agreement of Hillman Group GP1, LLC. (12) (Exhibit 3.16)

3.14	Certificate of Formation of Hillman Group GP2, LLC. (12) (Exhibit 3.17)

3.15	Limited Liability Company Agreement of Hillman Group GP2, LLC. (12) (Exhibit 3.18)

3.16	Certificate of Incorporation of Paulin Industries Inc. (12) (Exhibit 3.19)

3.17	By-Laws of Paulin Industries Inc. (12) (Exhibit 3.20)

4.1	Amended and Restated Declaration of Trust. (1) (Exhibit 4.1)

4.2	Indenture between The Hillman Companies, Inc. and the Bank of New York. (1) (Exhibit 4.2)

4.3	Preferred Securities Guarantee. (1) (Exhibit 4.3)

4.4	Rights Agreement between The Hillman Companies, Inc. and the Registrar and Transfer Company. (1) (Exhibit 10.5)

4.5	Amendment No. 1 to the Rights Agreement dated June 18, 2001. (2) (Exhibit 4.6)

4.6	Amendment No. 2 to the Rights Agreement dated February 14, 2004. (2) (Exhibit 4.7)

4.7	Indenture, dated as of June 30, 2014, among HMAN Finance Sub Corp., HMAN Intermediate Finance Sub Corp., as guarantor and Wells Fargo Bank, National Association, as Trustee. (15) (Exhibit 4.1)

4.8	First Supplemental Indenture, dated as of June 30, 2014, among The Hillman Group, Inc. and certain guarantors party thereto, and Wells Fargo Bank, National Association, as Trustee. (15) (Exhibit 4.2)

10.1	The Hillman Companies, Inc. Nonqualified Deferred Compensation Plan (amended and restated). (3) (Exhibit 10.1)

10.2	First Amendment to The Hillman Companies, Inc. Nonqualified Deferred Compensation Plan. (3) (Exhibit 10.2)

10.3	Supply Agreement dated January 5, 2006 between The SteelWorks Corporation and The Hillman Group, Inc. (4) (Exhibit 10.2)

10.4	Executive Letter Agreement, dated as of April 21, 2010, between The Hillman Group, Inc. and James P. Waters. (6) (Exhibit 10.7)

10.5	Development Alliance Agreement, dated as of March 10, 2011, by and among KeyWorks-KeyExpress, LLC, The Hillman Group, Inc and the persons identified as Members on the signature pages thereto. (9) (Exhibit 10.5)

10.6	Employment Agreement, dated as of October 11 , 2011 and effective as of October 5, 2011, by and between The Hillman Group, Inc. and Anthony A. Vasconcellos. (10) (Exhibit 10.37)

10.7	Form of Employment Agreement, by and between The Hillman Group, Inc. and Robert J. Lackman. (11) (Exhibit 10.50)

10.8	Amended and Restated Employment Agreement by and between The Hillman Group, Inc. and James P. Waters dated May 23, 2013. (13) (Exhibit 10.1)

10.9	2014 Equity Incentive Plan. (15) (Exhibit 10.2)

10.10	Credit Agreement, dated as of June 30, 2014, by and among HMAN Finance Sub Corp., to be merged with and into The Hillman Group, Inc., Hillman Investment Company, HMAN Intermediate Finance Sub Corp., to be merged with and into The Hillman Companies Inc., the subsidiaries of the borrower from time to time party thereto, the financial institutions party thereto as lenders and Barclays Bank plc, as administrative agent for such lenders. (15) (Exhibit 10.1)

10.11	Form of 2014 Equity Incentive Plan Award Agreements. (16) (Exhibit 10.2)

10.12	General Release, dated as of January 8, 2015, by and between The Hillman Companies, Inc. and Anthony A. Vasconcellos. (17) (Exhibit 10.1)

10.13	Employment Agreement between Jeffrey S. Leonard and The Hillman Group, Inc. dated March 4, 2015 (18) (Exhibit 10.1)

10.14	Letter Agreement between Jeffrey Jonsohn and The Hillman Group Canada ULC dated February 26, 2015 (18) (Exhibit 10.2)

10.15	General Release between Robert J. Lackman and The Hillman Companies, Inc. dated February 27, 2015 (18) (Exhibit 10.3)

12.1	* Computation of Ratio of Income to Fixed Charges.

21.1	* Subsidiaries. (As of December 31, 2014)

31.1	* Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2	* Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1	* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	* Supplemental Consolidating Guarantor and Non-Guarantor Financial Information.

101	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 27, 2015, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Comprehensive Loss for the year ended December 31, 2014, the year ended December 31, 2013 and the year ended December 31, 2012, (iii) Consolidated Statements of Cash Flows for the year ended December 31, 2014, the year ended December 31, 2013 and the year ended December 31, 2012, (iv) Consolidated Statement of Stockholders’ Equity for the year ended December 31, 2014, the year ended December 31, 2013 and the year ended December 31, 2012, and (v) Notes to Consolidated Financial Statements.

(1)	Filed as an exhibit to Registration Statement No. 333-44733 on Form S-2.
(2)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2003.
(3)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the Quarter ended September 30, 2004.
(4)	Filed as an exhibit to the Current Report on Form 8-K filed on January 11, 2006.
(5)	Filed as an exhibit to the Current Report on Form 8-K filed on June 4, 2010.

(6)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the Quarter ended June 30, 2010.
(7)	Filed as an exhibit to Registration No. 333-170168 on Form S-4.
(8)	Filed as an exhibit to Registration No. 333-175527 on Form S-4.
(9)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011.
(10)	Filed as an exhibit to Amendment No. 1 to Registration No. 333- 175527 on Form S-4.
(11)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2011.
(12)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2012.
(13)	Filed as an exhibit to the Current Report on Form 8-K filed on May 30, 2013.
(14)	Filed as an exhibit to the Current Report on Form 8-K filed on May 19, 2014.
(15)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the Quarter ended June 30, 2014.
(16)	Filed as an exhibit to the Current Report on Form 8-K filed on December 4, 2014.
(17)	Filed as an exhibit to the Current Report on Form 8-K filed on January 9, 2015.
(18)	Filed as an exhibit to the Current Report on Form 8-K filed on March 4, 2015.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HILLMAN COMPANIES, INC.

Date: March 27, 2015	By:	/s/ Anthony A. Vasconcellos
Anthony A. Vasconcellos
	Title:	Chief Financial Officer and Duly Authorized Officer of the Registrant (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Capacity	Date

/s/ James P. Waters James P. Waters	Principal Executive Officer and Director	March 27, 2015

/s/ Douglas J. Cahill Douglas J. Cahill	Chairman and Director	March 27, 2015

/s/ Harold J. Wilder Harold J. Wilder	Principal Accounting Officer	March 27, 2015

/s/ Alberto J. Delgado Alberto J. Delgado	Director	March 27, 2015

/s/ Max W. Hillman Max W. Hillman	Director	March 27, 2015

/s/ Aaron Jagdfeld Aaron Jagdfeld	Director	March 27, 2015

/s/ Jonathan R. Lynch Jonathan R. Lynch	Director	March 27, 2015

/s/ Kevin Mailender Kevin Mailender	Director	March 27, 2015

/s/ Tyler J. Wolfram Tyler J. Wolfram	Director	March 27, 2015

/s/ Philip K. Woodlief Philip K. Woodlief	Director	March 27, 2015

/s/ Richard F. Zannino Richard F. Zannino	Director	March 27, 2015