Form 10-Q
period 2015-03-31
HILLMAN COMPANIES INC
filed 2015-05-15
CIK 1029831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
On May 15, 2015, 5,000 shares of the Registrant’s common stock were issued and outstanding and 4,217,724 Trust Preferred Securities were issued and outstanding by the Hillman Group Capital Trust. The Trust Preferred Securities trade on the NYSE Amex under symbol HLM.Pr.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(dollars in thousands)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$2,137	$18,485
Restricted investments	494	494
Accounts receivable, net	108,102	89,884
Inventories, net	227,599	204,723
Deferred income taxes, net	12,633	13,239
Other current assets	10,094	10,324
Total current assets	361,059	337,149
Property and equipment, net	112,326	114,531
Goodwill	618,882	621,560
Other intangibles, net	786,065	798,941
Restricted investments	1,720	1,750
Deferred financing fees, net	23,483	24,407
Investment in trust common securities	3,261	3,261
Other assets	3,093	1,414
Total assets	$1,909,889	$1,903,013
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$76,864	$66,462
Current portion of senior term loans	5,500	5,500
Current portion of capitalized lease and other obligations	207	207
Accrued expenses:
Salaries and wages	7,619	5,247
Pricing allowances	6,640	6,662
Income and other taxes	2,778	3,301
Interest	4,795	10,587
Deferred compensation	494	494
Other accrued expenses	9,318	7,423
Total current liabilities	114,215	105,883
Long term senior term loans	540,375	541,750
Bank revolving credit	29,000	—
Long term capitalized lease and other obligations	350	400
Long term senior notes	330,000	330,000
Junior subordinated debentures	130,448	130,685
Deferred compensation	1,720	1,750
Deferred income taxes	263,114	273,781
Other non-current liabilities	8,237	5,621
Total liabilities	1,417,459	1,389,870

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(dollars in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY (CONTINUED)	March 31, 2015	December 31, 2014
Commitments and contingencies (Note 5)
Stockholders’ Equity:
Preferred Stock:
Preferred stock, $.01 par, 5,000 shares authorized, none issued or outstanding at March 31, 2015 and December 31, 2014	—	—
Common Stock:
Common stock, $.01 par, 5,000 shares authorized, issued and outstanding at March 31, 2015 and at December 31, 2014	—	—
Additional paid-in capital	544,268	544,604
Accumulated deficit	(28,802)	(18,937)
Accumulated other comprehensive loss	(23,036)	(12,524)
Total stockholders’ equity	492,430	513,143
Total liabilities and stockholders’ equity	$1,909,889	$1,903,013
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(dollars in thousands)

	Successor	Predecessor
	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014

Net sales	$180,696	$154,779
Cost of sales (exclusive of depreciation and amortization shown separately below)	103,348	79,415
Selling, general and administrative expenses	61,698	55,843
Transaction, acquisition and integration expenses	165	—
Depreciation	7,537	6,868
Amortization	9,517	5,544
Management fees to related party	151	—
Other expense (income)	1,230	(488)
(Loss) income from operations	(2,950)	7,597
Interest expense, net	12,627	11,545
Interest expense on junior subordinated debentures	3,152	3,152
Investment income on trust common securities	(95)	(95)
Loss before income taxes	(18,634)	(7,005)
Income tax benefit	(8,769)	(2,943)
Net loss	$(9,865)	$(4,062)
Net loss (from above)	$(9,865)	$(4,062)
Other comprehensive loss:
Foreign currency translation adjustments	(10,512)	(4,047)
Total other comprehensive loss	(10,512)	(4,047)
Comprehensive loss	$(20,377)	$(8,109)
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Successor	Predecessor
	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Cash flows from operating activities:
Net loss	$(9,865)	$(4,062)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	17,054	12,183
Loss on dispositions of property and equipment	63	—
Deferred income taxes	(9,160)	(2,375)
Deferred financing and original issue discount amortization	687	693
Stock-based compensation expense	204	508
Other non-cash interest and change in value of interest rate swap	1,543	—
Changes in operating items:
Accounts receivable	(17,957)	(7,043)
Inventories	(27,613)	(6,630)
Other assets	7,934	4,746
Accounts payable	11,050	3,601
Interest payable on junior subordinated debentures	—	1,019
Other accrued liabilities	(3,123)	1,290
Other items, net	(329)	(534)
Net cash (used for) provided by operating activities	(29,512)	3,396
Cash flows from investing activities:
Capital expenditures	(6,428)	(6,925)
Net cash used for investing activities	(6,428)	(6,925)
Cash flows from financing activities:
Repayments of senior term loans	(1,375)	(992)
Borrowings on revolving credit loans	29,000	—
Principal payments under capitalized lease obligations	(50)	(41)
Proceeds from exercise of stock options	—	474
Purchase of stock from a former member of management	(540)	—
Net cash provided by (used for) financing activities	27,035	(559)
Effect of exchange rate changes on cash	(7,443)	(4,251)
Net decrease in cash and cash equivalents	(16,348)	(8,339)
Cash and cash equivalents at beginning of period	18,485	34,969
Cash and cash equivalents at end of period	$2,137	$26,630
Supplemental schedule of noncash activities:
Fixed assets acquired under capital lease	$—	$56
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
(dollars in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2014	$—	$544,604	$(18,937)	$(12,524)	$513,143
Net loss	—	—	(9,865)	—	(9,865)
Change in cumulative foreign currency translation adjustment	—	—	—	(10,512)	(10,512)
Stock-based compensation	—	204	—	—	204
Purchase of 540 shares from former member of management	—	(540)	—	—	(540)
Balance at March 31, 2015	$—	$544,268	$(28,802)	$(23,036)	$492,430

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
On June 30, 2014, affiliates of CCMP Capital Advisors, LLC (“CCMP”) and Oak Hill Capital Partners III, L.P., Oak Hill Capital Management Partners III, L.P. and OHCP III HC RO, L.P. (“Oak Hill Funds”), together with certain current and former members of Hillman’s management, consummated a merger transaction (the “Merger Transaction”) pursuant to the terms and conditions of an Agreement and Plan of Merger dated as of May 16, 2014. As a result of the Merger Transaction, Hillman Companies remained a wholly-owned subsidiary of OHCP HM Acquisition Corp., which changed its name to HMAN Intermediate II Holdings Corp. (“Predecessor Holdco”), and became a wholly-owned subsidiary of HMAN Group Holdings Inc. (“Successor Holdco” or “Holdco”). The total consideration paid in the Merger Transaction was $1,504,498 including repayment of outstanding debt and including the value of the Company’s outstanding junior subordinated debentures ($105,443 liquidation value at the time of the Merger Transaction).
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
The Company’s condensed consolidated statements of comprehensive loss, cash flows, and stockholders’ equity for the periods presented prior to June 30, 2014 are referenced herein as the predecessor financial statements (the “Predecessor”). The Company’s condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014 and its related statements of comprehensive loss, cash flows, and stockholders’ equity for the periods presented subsequent to the Merger Transaction are referenced herein as the successor financial statements (the “Successor”).
The Successor financial statements reflect the allocation of the aggregate purchase price of $1,504,498, including the value of the Company’s junior subordinated debentures, to the assets and liabilities of Hillman based on fair values at the date of the Merger Transaction in accordance with ASC Topic 805, “Business Combinations.” The excess of the purchase price over the net tangible assets has been allocated to goodwill and intangible assets based upon an independent valuation appraisal. The Company currently has approximately $30,088 of goodwill from prior acquisitions that is expected to be deductible for tax purposes.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

1.    Basis of Presentation (continued):

The accompanying unaudited condensed consolidated financial statements present information in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. Management believes that the financial statements include all adjustments (consisting only of normal recurring accruals and adjustments) necessary for a fair presentation. Operating results for the three month period ended March 31, 2015 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report filed on Form 10-K for the year ended December 31, 2014.
The following table reconciles the fair value of the acquired assets and assumed liabilities to the total purchase price:

Amount
Fair value of consideration transferred	$1,399,055
Cash	$28,695
Accounts Receivable	113,030
Inventory	187,509
Other current assets	25,321
Property and equipment	117,336
Goodwill	624,870
Intangible assets	822,620
Other non-current assets	4,154
Total assets	1,923,535
Less:
Accounts payable	(65,009)
Deferred income taxes	(275,957)
Junior subordinated debentures	(105,443)
Junior subordinated debentures premium	(22,437)
Other liabilities	(55,634)
Net assets	$1,399,055

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

1.    Basis of Presentation (continued):

The following table indicates the pro-forma financial statements of the Company for the three month period ended March 31, 2015 and the three month period ended March 31, 2014, (including transaction costs of $54,400). The pro-forma financial statements give effect to the Merger Transaction as if it had occurred on January 1, 2014.

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Net Sales	$180,696	$154,779
Net Loss	(9,865)	(67,633)
The pro-forma results are based on assumptions that the Company believes are reasonable under the circumstances. The pro-forma results are not necessarily indicative of the operating results that would have occurred if the Merger Transaction had been effective January 1, 2014, nor are they intended to be indicative of results that may occur in the future. The underlying pro-forma information includes the historical results of the Company, the Company’s financing arrangements related to the Merger Transaction, and certain purchase accounting adjustments.
Nature of Operations:
The Company is comprised of five separate business segments, the largest of which is (1) The Hillman Group, Inc. (“Hillman Group”) operating primarily in the United States. The other business segments consist of separate subsidiaries of Hillman Group operating in (2) Canada under the name of The Hillman Group Canada ULC, (3) Mexico under the name SunSource Integrated Services de Mexico S.A. de C.V., (4) Florida under the name All Points Industries, Inc., and (5) Australia under the name The Hillman Group Australia Pty. Ltd. Hillman Group provides merchandising services and products such as fasteners and related hardware items; threaded rod and metal shapes; keys, key duplication systems, and accessories; builder’s hardware; and identification items, such as tags and letters, numbers, and signs, to retail outlets, primarily hardware stores, home centers, and mass merchants, pet supply stores, grocery stores, and drug stores. The Canada segment also produces fasteners, stampings, fittings, and processes threaded parts for automotive suppliers, industrial Original Equipment Manufacturers (“OEMs”), and industrial distributors.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

2.    Summary of Significant Accounting Policies:
The significant accounting policies should be read in conjunction with the significant accounting policies included in the Form 10-K for the year ended December 31, 2014. Policies included herein were updated for activity in the interim period.
Accounts Receivable and Allowance for Doubtful Accounts:
The Company establishes the allowance for doubtful accounts using the specific identification method and also provides a reserve in the aggregate. The estimates for calculating the aggregate reserve are based on historical collection experience. Increases to the allowance for doubtful accounts result in a corresponding expense. The Company writes off individual accounts receivable when collection becomes improbable. The allowance for doubtful accounts was $631 at March 31, 2015 and $627 at December 31, 2014.
Property and Equipment and Accumulated Depreciation:
Property and equipment, including assets acquired under capital leases, are carried at cost and include expenditures for new facilities and major renewals. Maintenance and repairs are charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from their respective accounts, and the resulting gain or loss is reflected in the income from operations. The accumulated depreciation was $20,990 at March 31, 2015 and $14,361 at December 31, 2014.

Costs incurred to develop software for internal use are capitalized and amortized over the estimated useful life of the software. Costs related to maintenance of internal-use software are expensed as incurred. Costs used for the development of internal-use software were capitalized and placed into service in the amounts of $1,196 in the Successor three month period ended March 31, 2015 and $325 in the Predecessor three month period ended March 31, 2014.
Shipping and Handling:
The costs incurred to ship product to customers, including freight and handling expenses, are included in selling, general, and administrative (“SG&A”) expenses on the Company’s condensed consolidated statements of comprehensive loss.
In the three month period ended March 31, 2015, the Successor’s shipping and handling costs were $7,994. In the three months period ended March 31, 2014, the Predecessor’s shipping and handling costs were $6,333.
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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

3.    Recent Accounting Pronouncements:
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The update outlines a five-step model and related application guidance, which replaces most existing revenue recognition guidance. ASU 2014-09 is effective for us in the fiscal year ending December 31, 2017, and for interim periods within that year. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this standard recognized at the date of initial application. Early application is not permitted. We are currently assessing the impact of implementing this guidance on our Condensed Consolidated Financial Statements.
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
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. We are evaluating the impact of ASU 2015-03 on our Condensed Consolidated Financial Statements.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

4.    Goodwill and Other Intangible Assets:

Goodwill represents the excess purchase cost over the fair value of net assets of companies acquired in business combinations. Goodwill is an indefinite-lived asset and is assessed for impairment at least annually, or more frequently if a triggering event occurs. If the carrying amount of a reporting unit is greater than the fair value, impairment may be present. ASC 350 permits an entity to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before applying the two-step goodwill impairment model. This qualitative assessment is referred to as a “step zero” approach. If it is determined through the qualitative assessment that a reporting unit's fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. No impairment charges were recorded by the Company in the first quarter of 2015 or in the first quarter of 2014.
Goodwill amounts by reporting unit are summarized as follows:

	Goodwill at	Acquisitions	Dispositions	Other (1)	Goodwill at
	December 31, 2014				March 31, 2015
United States, excluding All Points	$580,420	$—	$—	$—	$580,420
All Points	3,360	—	—	—	3,360
Canada	32,844	—	—	(2,568)	30,276
Mexico	4,936	—	—	(110)	4,826
Australia	—	—	—	—	—
Total	$621,560	$—	$—	$(2,678)	$618,882

(1)	These amounts relate to adjustments resulting from fluctuations in foreign currency exchange rates.
The Company also evaluates indefinite-lived intangible assets (primarily trademarks and trade names) for impairment annually or more frequently if events and circumstances indicate that it is more likely than not that the fair value of an indefinite-lived intangible asset is below its carrying amount. ASC 350 permits an entity to assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount before applying the two-step impairment model. No impairment charges were recorded by the Company in the first quarter of 2015 or in the first quarter of 2014.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

4.    Goodwill and Other Intangible Assets (continued):

Definite-lived intangible assets are amortized over their useful lives and are subject to impairment testing. The values assigned to intangible assets, in connection with the Merger Transaction, were determined through a separate independent appraisal. Other intangibles, net, as of March 31, 2015 and December 31, 2014 consist of the following:

	Estimated Useful Life (Years)	March 31, 2015	December 31, 2014
Customer relationships	20	$691,069	$693,852
Trademarks - All Others	Indefinite	85,933	86,513
Trademarks - TagWorks	5	300	300
KeyWorks license	10	4,454	4,476
Patents	7-12	32,838	32,895
Intangible assets, gross		814,594	818,036
Less: Accumulated amortization		28,529	19,095
Other intangibles, net		$786,065	$798,941
The Successor’s accumulated amortization was $28,529 as of March 31, 2015, which includes accumulated amortization of foreign subsidiaries translated using exchange rates in effect at the balance sheet date. The Successor’s amortization expense for amortizable assets was $9,517, including the adjustments resulting from fluctuations in foreign currency exchange rates, for the three month period ended March 31, 2015. The Predecessor’s amortization expense was $5,544, including the adjustments resulting from fluctuations in foreign currency exchange rates, for the three month period ended March 31, 2014. The amortization expense for amortizable assets for the year ending December 31, 2015 is estimated to be $38,040. For the years ending December 31, 2016, 2017, 2018, 2019, and 2020, the Successor’s amortization expense for amortizable assets is estimated to be $38,040, $38,040, $38,040, $38,040, and $37,367, respectively.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

5.    Commitments and Contingencies:
The Company self-insures our product liability, automotive, workers’ compensation, and general liability losses up to $250 per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences in excess of $250 up to $40,000. The two risk areas involving the most significant accounting estimates are workers’ compensation and automotive liability. Actuarial valuations performed by the Company’s outside risk insurance expert were used by the Company’s management to form the basis for workers’ compensation and automotive liability loss reserves. The actuary contemplated the Company’s specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes the liability of approximately $2,177 recorded for such risk insurance reserves is adequate as of March 31, 2015.
As of March 31, 2015, the Company has provided certain vendors and insurers letters of credit aggregating $4,523 related to our product purchases and insurance coverage of product liability, workers’ compensation, and general liability.
The Company self-insures our group health claims up to an annual stop loss limit of $200 per participant. Aggregate coverage is maintained for annual group health insurance claims in excess of 125% of expected claims. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves. Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claim data and certain actuarial assumptions. The Company believes the liability of approximately $2,410 recorded for such group health insurance reserves is adequate as of March 31, 2015.
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
Because the lawsuit remains in a preliminary stage, it is not yet possible to assess the impact, if any, that the lawsuit will have on the Company. As a result of the Minute Key Inc. covenant not to sue, however, the Company’s FastKey™ and Key Express™ products no longer face any threat of patent infringement liability from two of Minute Key Inc.’s patents. The scope of the lawsuit has changed from a bilateral dispute over patent infringement to a lawsuit solely about Minute Key Inc.’s business conduct. After a conference with the court on March 2, 2015, the court entered a new scheduling order to govern the case on March 12, 2015. Hillman Group intends to continue to pursue this lawsuit vigorously and believes that it has meritorious claims for Minute Key Inc.’s unfair competition.
On July 14, 2014, PrimeSource Building Products, Inc., a supplier of products and materials in the building, construction, and do-it-yourself industries (“PrimeSource”), filed a complaint against Hillman Group in the United States District Court for the Northern District of Texas (Dallas Division) alleging trademark infringement, unfair competition, and unjust enrichment and seeking, among other things, (1) a preliminary and permanent injunction and (2) unspecified money damages, as well as recovery of court costs and attorneys’ fees. On August 8, 2014, Hillman Group filed a motion to dismiss the complaint and, on August 29, 2014, PrimeSource filed an amended complaint. On September 12, 2014, Hillman Group filed a motion to dismiss the amended complaint and, on October 3, 2014, PrimeSource filed a response to the motion to dismiss the amended complaint. On October 17, 2014, Hillman Group filed a reply in support of its motion to dismiss the amended complaint.
In addition to its earlier-filed complaint, PrimeSource filed a motion for preliminary injunction on July 30, 2014. On August 20, 2014, Hillman Group filed a response in opposition to the motion for preliminary injunction and, on September 3, 2014, PrimeSource filed a reply in support of its motion for preliminary injunction. On October 1, 2014, Hillman Group filed a surreply in opposition to the motion for preliminary injunction. The parties held a court hearing on the motion for preliminary injunction on March 24 and 25, 2015. On March 31, 2015, the court issued an order denying Hillman’s motion to dismiss the amended complaint and an order denying PrimeSource’s motion for preliminary injunction. On April 14, 2015, Hillman filed an answer to the amended complaint.
Because the lawsuit is in a preliminary stage, it is not yet possible to assess the impact or range of loss, if any, that the lawsuit will have on the Company. However, Hillman Group believes that it has meritorious defenses to the claims and intends to defend the lawsuit vigorously. Also, Hillman Group's third party insurer has agreed to defend Hillman Group in the case subject to the right to withdraw its defense and/or to disclaim any obligation to indemnify Hillman Group, and reserving the right to seek a judicial determination that it is not obligated to defend or indemnify Hillman Group.
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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

6.    Related Party Transactions:

The Successor has recorded aggregate management fee charges and expenses from the Oak Hill Funds and CCMP of $151 for the three month period ended March 31, 2015. The Predecessor did not record any management fee expenses for the three month period ended March 31, 2014.
Gregory Mann and Gabrielle Mann are employed by the All Points subsidiary of Hillman. All Points leases an industrial warehouse and office facility from companies under the control of the Manns. The Company has recorded rental expense for the lease of this facility on an arm’s length basis. In the three month period ended March 31, 2015, the Successor’s rental expense for the lease of this facility was $82. In the three month period ended March 31, 2014, the Predecessor’s rental expense for the lease of this facility was $82.
The Hillman Group Canada ULC subsidiary of Hillman entered into three leases for five properties containing industrial warehouse, manufacturing plant, and office facilities on February 19, 2013. The owners of the properties under one lease are relatives of Richard Paulin, who is employed by The Hillman Group Canada ULC, and the owner of the properties under the other two leases is a company which is owned by Richard Paulin and certain of his relatives. The Company has recorded rental expense for the three leases on an arm’s length basis. In the three month period ended March 31, 2015, the Successor’s rental expense for these leases was $166. The Predecessor’s rental expense for these facilities was $187 in the three month period ended March 31, 2014.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

7.    Income Taxes:

The Company’s policy is to estimate income taxes for interim periods based on estimated annual effective tax rates. These are derived, in part, from expected pre-tax income or loss. Accordingly, the Company applied an estimated annual effective tax rate to the interim period pre-tax income / (loss) in the three month Successor period ended March 31, 2015 and the three month Predecessor period ended March 31, 2014 to calculate the income tax provision / (benefit) in accordance with the principal method prescribed by ASC 740-270, the accounting guidance established for computing income taxes in interim periods.
The effective income tax rates were 47.1% for the three month Successor period ended March 31, 2015 and 42.0% for the three month Predecessor period ended March 31, 2014.
The effective income tax rate differed from the federal statutory rate in the three month Successor period ended March 31, 2015 and in the three month Predecessor period ended March 31, 2014 due in part to a valuation reserve recorded to offset the deferred tax assets of a foreign subsidiary. The remaining differences between the federal statutory rate and the effective tax rate in the three month Successor period ended March 31, 2015 and the three month Predecessor period ended March 31, 2014 was primarily due to state and foreign income taxes.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

8.    Long-Term Debt:
On June 30, 2014, Hillman Companies and certain of its subsidiaries closed on a $620,000 senior secured credit facility (the “Senior Facilities”), consisting of a $550,000 term loan and a $70,000 revolving credit facility (“Revolver”). The term loan portion of the Senior Facilities has a seven year term and the Revolver has a five year term. For the first fiscal quarter after June 30, 2014, the Senior Facilities provide term loan borrowings at interest rates based on LIBOR plus a LIBOR Spread of 3.50%, or an Alternate Base Rate (“ABR”) plus an ABR Spread of 2.50%. The LIBOR is subject to a minimum floor rate of 1.00% and the ABR is subject to a minimum floor of 2.00%. Additionally, the Senior Facilities provide Revolver borrowings at interest rates based on a LIBOR plus LIBOR Spread of 3.25%, or an ABR plus an ABR Spread of 2.25%. There is no minimum floor rate for Revolver loans. After the initial fiscal quarter, the borrowing rate shall be adjusted quarterly on a prospective basis on each adjustment date based upon total leverage ratio for initial term loans and the senior secured leverage ratio for Revolver loans. For the fiscal quarter beginning after March 31, 2015, the term loan borrowings will be at an adjusted interest rate of 4.5% and the Revolver loans will be at an adjusted interest rate of 3.43%.
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
The Company pays interest to the Hillman Group Capital Trust (“Trust”) on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105,443, or $12,231 per annum in the aggregate. The Trust will redeem the Trust Preferred Securities when the Junior Subordinated Debentures are repaid, or at maturity on September 30, 2027. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. Pursuant to the Indenture that governs the Trust Preferred Securities, the Trust is able to defer distribution payments to holders of the Trust Preferred Securities for a period that cannot exceed 60 months (the “Deferral Period”). During a Deferral Period, the Company is required to accrue the full amount of all interest payable, and such deferred interest payable would become immediately payable by the Company at the end of the Deferral Period. There were no deferrals of distribution payments to holders of the Trust Preferred Securities in the first quarter of 2015 or the year ended December 31, 2014.
The Senior Facilities provide for customary events of default, including but not limited to, payment defaults, breach of representations or covenants, cross-defaults, bankruptcy events, failure to pay judgments, attachment of its assets, change of control, and the issuance of an order of dissolution. Certain of these events of default are subject to notice and cure periods or materiality thresholds. The Company is also required to comply, in certain circumstances, with a senior secured net leverage ratio covenant. This covenant only applies if, at the end of a fiscal quarter, there are outstanding Revolver borrowings in excess of 35% of the total revolving commitments. As of March 31, 2015, the Revolver loan amount of $29,000 and outstanding letters of credit of approximately $4,523 represented 48% of total revolving commitments and this financial covenant was in effect. The occurrence of an event of default permits the lenders under the Senior Facilities to accelerate repayment of all amounts due. The Company was in compliance with all provisions and covenants of the Senior Facilities as of March 31, 2015.
Additional information with respect to the fair value of the Company’s fixed rate senior notes and junior subordinated debentures is included in Note 12 - Fair Value Measurements.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

9.    Common and Preferred Stock:
The Hillman Companies has one class of common stock, with 5,000 shares authorized, issued, and outstanding as of March 31, 2015. All outstanding shares of Hillman Companies common stock are owned by Successor Holdco.
The Hillman Companies has one class of preferred stock, with 5,000 shares authorized and none issued or outstanding as of March 31, 2015.

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
During the first quarter of 2015, Holdco granted a total of 6,121.000 non-qualified stock options with certain time-vesting and performance vesting conditions under the 2014 Equity Incentive Plan. The options were granted with an exercise price equal to the grant date fair value of the underlying securities. A total of 5,722.764 stock options were forfeited during the first quarter of 2015. As of March 31, 2015, a total of 7,806.018 shares were available for future stock-based award grants.
The fair value of 18,497.623 time-vested options granted by Holdco in 2014 and in the first quarter of 2015 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield equaling 0%, risk-free interest rate from 1.8% to 2.1%, expected volatility assumed to be 32.0%, and expected term from 6.5 years to 6.75 years. The fair value of each option was 370.58 dollars.
Compensation expense of $204 was recognized in the accompanying condensed consolidated statements of comprehensive loss for the three months ended March 31, 2015. As of March 31, 2015, there was $5,976 of unrecognized compensation expense for unvested common options. The expense will be recognized as a charge to earnings over a weighted average period of approximately 4.37 years.

Holdco also granted 17,717.623 performance-based stock options that ultimately vest depending upon satisfaction of conditions that only arise in the event of a sale of the Company. No compensation expense will be recognized on these stock options unless it becomes probable the performance conditions will be satisfied.
A summary of stock option activity for the three months ended March 31, 2015 is presented below:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	35,817.010	$1,000	9.50	$—
Granted	6,121.000	$1,000
Exercised or converted	—
Forfeited or expired	5,722.764
Outstanding at March 31, 2015	36,215.246	$1,000	9.37	$—
Exercisable at March 31, 2015	—	$—	—	$—

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

11.    Derivatives and Hedging:
The Company uses derivative financial instruments to manage our exposures to (1) interest rate fluctuations on our floating rate Senior Facilities; (2) price fluctuations in metal commodities used in our key products; and (3) fluctuations in foreign currency exchange rates. The Company measures those instruments at fair value and recognizes changes in the fair value of derivatives in earnings in the period of change, unless the derivative qualifies as an effective hedge that offsets certain exposures.
Interest Rate Swap Agreements - On September 3, 2014, the Company entered into a forward Interest Rate Swap Agreement (the “2014 Swap No. 1”) with a three-year term for a notional amount of $90,000. The forward start date of the 2014 Swap No. 1 is October 1, 2015 and its termination date is September 30, 2018. The 2014 Swap No. 1 fixes the interest rate at 2.2% plus the applicable interest rate margin.
On September 3, 2014, the Company entered into a forward Interest Rate Swap Agreement (the “2014 Swap No. 2”) with a three-year term for a notional amount of $40,000. The effective date of the 2014 Swap No. 2 is October 1, 2015 and its termination date is September 30, 2018. The 2014 Swap No. 2 fixes the interest rate at 2.2% plus the applicable interest rate margin.
The total fair value of the interest rate swaps was $(2,478) as of March 31, 2015 and was reported on the condensed consolidated balance sheet in other non-current liabilities with an increase in interest expense recorded in the statement of comprehensive loss for the unfavorable change of $1,543 in fair value since December 31, 2014.
The total fair value of the interest rate swaps was $(935) as of December 31, 2014 and was reported on the condensed consolidated balance sheet in other non-current liabilities with an increase in interest expense recorded in the statement of comprehensive loss for the unfavorable change of $935 in fair value since the inception.
The Company’s interest rate swap agreements did not qualify for hedge accounting treatment because they did not meet the provisions specified in ASC 815, Derivatives and Hedging (“ASC 815”).

Foreign Currency Forward Contract - During 2014, the Company entered into multiple foreign currency forward contracts (the “2014 FX Contracts”) with maturity dates ranging from March 2014 to December 2015. The 2014 FX Contracts fixed the Canadian to U.S. dollar forward exchange rate at points ranging from 1.06800 to 1.17400. The purpose of the 2014 FX Contracts is to manage the Company’s exposure to fluctuations in the exchange rate of the Canadian dollar.
During 2015, the Company entered into multiple foreign currency forward contracts (the “2015 FX Contracts”) with maturity dates ranging from February 2015 to March 2016. The 2015 FX Contracts fixed the Canadian to U.S. dollar forward exchange rate at points ranging from 1.2360 to 1.2841. The purpose of the 2015 FX Contracts is to manage the Company’s exposure to fluctuations in the exchange rate of the Canadian dollar.
The total notional amount of contracts outstanding was C$31,368 and C$31,032 as of March 31, 2015 and December 31, 2014, respectively. The total fair value of the outstanding 2015 FX Contracts and 2014 FX Contracts was $1,926 and $1,247 as of March 31, 2015 and December 31, 2014, respectively, and was reported on the condensed consolidated balance sheets in other current assets. An increase in other income of $679 was recorded in the statement of comprehensive loss for the favorable change in fair value from December 31, 2014.
The Company’s FX Contracts did not qualify for hedge accounting treatment because they did not meet the provisions specified in ASC 815. Accordingly, the gain or loss on these derivatives was recognized in current earnings.
The Company does not enter into derivative transactions for speculative purposes and, therefore, holds no derivative instruments for trading purposes.
Additional information with respect to the fair value of derivative instruments is included in Note 12 - Fair Value Measurements.

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
The following tables set forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the period, by level, within the fair value hierarchy:

	As of March 31, 2015
	Level 1	Level 2	Level 3	Total
Trading securities	$2,214	$—	$—	$2,214
Interest rate swaps	—	(2,478)	—	(2,478)
Foreign exchange forward contracts	—	1,926	—	1,926

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
Trading securities	$2,244	$—	$—	$2,244
Interest rate swaps	—	(935)	—	(935)
Foreign exchange forward contracts	—	1,247	—	1,247
Trading securities are valued using quoted prices on an active exchange. Trading securities represent assets held in a Rabbi Trust to fund deferred compensation liabilities and are included as restricted investments on the accompanying condensed consolidated balance sheets.
For the Successor three month period ended March 31, 2015, the unrealized gains on these securities of $50 were recorded as other income. For the Predecessor three month period ended March 31, 2014, the unrealized gains on these securities of $18 were recorded as other income. An offsetting entry for the same amount, adjusting the deferred compensation liability and compensation expense within SG&A, was also recorded for the corresponding periods.
The Company utilizes interest rate swap contracts to manage our targeted mix of fixed and floating rate debt, and these contracts are valued using observable benchmark rates at commonly quoted intervals during the term of the swap contracts. As of March 31, 2015 and December 31, 2014, the interest rate swaps were included in other non-current liabilities on the accompanying condensed consolidated balance sheet.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

12.    Fair Value Measurements (continued):

The Company utilizes foreign exchange forward contracts to manage our exposure to currency fluctuations in the Canadian dollar versus the U.S. dollar. The forward contracts were valued using observable benchmark rates at commonly quoted intervals during the term of the forward contracts. As of March 31, 2015 and December 31, 2014, the foreign exchange forward contracts were included in other current assets on the accompanying condensed consolidated balance sheet.
The fair value of the Company’s fixed rate senior notes and junior subordinated debentures as of March 31, 2015 and December 31, 2014 were determined by utilizing current trading prices obtained from indicative market data. As a result, the fair value measurement of the Company’s senior term loans is considered to be Level 2.

	March 31, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
6.375% Senior Notes	$330,000	$329,588	$330,000	$315,563
Junior Subordinated Debentures	130,448	126,841	130,685	137,764
The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the short term maturity of these instruments and the carrying value of the variable rate senior term loans approximates fair value as the interest rate is variable and approximates current market rates (Level 2).
Additional information with respect to the derivative instruments is included in Note 11 - Derivative and Hedging. Additional information with respect to the Company’s fixed rate senior notes and junior subordinated debentures is included in Note 8 - Long-Term Debt.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

13.    Transaction, Acquisition, and Integration Expenses:
In the three month period ended March 31, 2015, the Successor incurred $165 in transaction expenses related to the Merger Transaction. There were no acquisition and integration expenses for the Predecessor three month period ended March 31, 2014.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

14.    Segment Reporting:
The Company’s segment reporting structure uses the Company’s management reporting structure as the foundation for how the Company manages our business. The Company periodically evaluates our segment reporting structure in accordance with ASC 350-20-55 and we have concluded that we have five reportable segments as of March 31, 2015. The United States segment, excluding All Points, and the Canada segment are considered material by the Company’s management as of March 31, 2015. The segments are as follows:

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
The transaction expenses incurred in connection with the Merger Transaction were recorded in the United States, excluding All Points segment. For further information, see Note 13, Transaction, Acquisition, and Integration Expenses.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

14.    Segment Reporting (continued):

The table below presents revenues and (loss) income from operations for our reportable segments for the three months ended March 31, 2015 and 2014.

	Successor	Predecessor
	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Revenues
United States, excluding All Points	$144,121	$118,108
All Points	5,113	4,564
Canada	29,416	30,021
Mexico	1,711	1,734
Australia	335	352
Total revenues	$180,696	$154,779
Segment (loss) income from operations
United States excluding All Points	$(2,723)	$6,637
All Points	334	298
Canada	(271)	454
Mexico	136	246
Australia	(426)	(38)
Total (loss) income from operations	$(2,950)	$7,597

The tables below present assets and cash equivalents as of March 31, 2015 and December 31, 2014.

	As of	As of
	March 31, 2015	December 31, 2014
Assets
United States excluding All Points	$1,542,960	$1,522,371
All Points	16,095	16,108
Canada	333,524	346,691
Mexico	15,409	15,886
Australia	1,901	1,957
Total Assets	$1,909,889	$1,903,013

	As of	As of
	March 31, 2015	December 31, 2014
Cash and cash equivalents
United States excluding All Points	$601	$13,192
All Points	380	696
Canada	34	3,186
Mexico	862	1,396
Australia	260	15
Total Cash and cash equivalents	$2,137	$18,485

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following discussion provides information which the Company’s management believes is relevant to an assessment and understanding of the Company’s operations and financial condition. This discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes in addition to the consolidated statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
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
These forward-looking statements are not historical facts, but rather are based on management’s current expectations, assumptions, and projections about future events. Although management believes that the expectations, assumptions, and projections on which these forward-looking statements are based are reasonable, they nonetheless could prove to be inaccurate, and as a result, the forward-looking statements based on those expectations, assumptions, and projections also could be inaccurate. Forward-looking statements are not guarantees of future performance. Instead, forward-looking statements are subject to known and unknown risks, uncertainties, and assumptions that may cause the Company’s strategy, planning, actual results, levels of activity, performance, or achievements to be materially different from any strategy, planning, future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Actual results could differ materially from those currently anticipated as a result of a number of factors, including the risks and uncertainties discussed under the caption “Risk Factors” set forth in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements.
All forward-looking statements attributable to the Company or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this report and the risks and uncertainties discussed under the caption “Risk Factors” set forth in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014; they should not be regarded as a representation by the Company or any other individual. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this report might not occur or be materially different from those discussed.

General
The Hillman Companies, Inc. and its wholly-owned subsidiaries (collectively, "Hillman" or the "Company") is one of the largest providers of hardware-related products and related merchandising services to retail markets in North America. The Company’s principal business is operated through its wholly-owned subsidiary, The Hillman Group, Inc. (the “Hillman Group”). Hillman Group sells our products to hardware stores, home centers, mass merchants, pet supply stores, and other retail outlets principally in the United States, Canada, Mexico, Australia, Latin America, and the Caribbean. Product lines include thousands of small parts such as fasteners and related hardware items; threaded rod and metal shapes; keys, key duplication systems, and accessories; builder’s hardware; and identification items, such as tags and letters, numbers, and signs (“LNS”). The Company supports our product sales with services that include the design and installation of merchandising systems and maintenance of appropriate in-store inventory levels.
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
The Company’s condensed consolidated statements of comprehensive loss, cash flows, and stockholders’ equity for the periods presented prior to June 30, 2014 are referenced herein as the predecessor financial statements (the “Predecessor”). The Company’s condensed consolidated balance sheet as of March 31, 2015 and its related statements of comprehensive loss, cash flows, and stockholders’ equity for the periods presented subsequent to the Merger Transaction are referenced herein as the successor financial statements (the “Successor”).

Financing Arrangements
On June 30, 2014, Hillman Companies and certain of its subsidiaries closed on a $620.0 million senior secured credit facility (the “Senior Facilities”), consisting of a $550.0 million term loan and a $70.0 million revolving credit facility (“Revolver”). The term loan portion of the Senior Facilities has a seven year term and the Revolver has a five year term. For the first fiscal quarter after June 30, 2014, the Senior Facilities provided term loan borrowings at interest rates based on LIBOR plus a LIBOR Spread of 3.50%, or an Alternate Base Rate (“ABR”) plus an ABR Spread of 2.50%. The LIBOR is subject to a minimum floor rate of 1.00% and the ABR is subject to a minimum floor of 2.00%. Additionally, the Senior Facilities provide Revolver borrowings at interest rates based on LIBOR plus a LIBOR Spread of 3.25%, or an ABR plus an ABR Spread of 2.25%. There is no minimum floor rate for Revolver loans. After the initial fiscal quarter, the borrowing rate shall be adjusted quarterly on a prospective basis on each adjustment date based upon total leverage ratio for initial term loans and the senior secured leverage ratio for Revolver loans. For the fiscal quarter beginning after March 31, 2015, the term loan borrowings will be at an adjusted interest rate of 4.5% and the Revolver loans will be at an adjusted interest rate of 3.43%.
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
The Senior Facilities provide for customary events of default, including but not limited to, payment defaults, breach of representations or covenants, cross-defaults, bankruptcy events, failure to pay judgments, attachment of its assets, change of control, and the issuance of an order of dissolution. Certain of these events of default are subject to notice and cure periods or materiality thresholds. The Company is also required to comply, in certain circumstances, with a senior secured net leverage ratio covenant. This covenant only applies if, at the end of a fiscal quarter, there are outstanding Revolver borrowings in excess of 35% of the total revolving commitments. As of March 31, 2015, the Revolver loan amount of $29.0 million and outstanding letters of credit of $4.5 million represented 48% of total revolving commitments and this financial covenant was in effect. The occurrence of an event of default permits the lenders under the Senior Facilities to accelerate repayment of all amounts due. The Company was in compliance with all provisions and covenants of the Senior Facilities as of March 31, 2015.

Results of Operations
The following analysis of results of operations includes a brief discussion of the factors that affected the Company’s operating results and a comparative analysis of the three months ended March 31, 2015 and March 31, 2014.

	Successor		Predecessor
	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Net sales	$180,696	100.0%	$154,779	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	103,348	57.2%	79,415	51.3%
Selling	27,923	15.5%	27,117	17.5%
Warehouse & delivery	22,334	12.4%	19,201	12.4%
General & administrative	11,237	6.2%	9,017	5.8%
Stock compensation	204	0.1%	508	0.3%
Transaction, acquisition and integration (a)	165	0.1%	—	—%
Depreciation	7,537	4.2%	6,868	4.4%
Amortization	9,517	5.3%	5,544	3.6%
Management fees to related party	151	0.1%	—	—%
Other expense (income)	1,230	0.7%	(488)	(0.3)%
(Loss) income from operations	(2,950)	(1.6)%	7,597	4.9%
Interest expense, net	12,627	7.0%	11,545	7.5%
Interest expense on junior subordinated notes	3,152	1.7%	3,152	2.0%
Investment income on trust common securities	(95)	(0.1)%	(95)	(0.1)%
Loss before income taxes	(18,634)	(10.3)%	(7,005)	(4.5)%
Income tax benefit	(8,769)	(4.9)%	(2,943)	(1.9)%
Net loss	$(9,865)	(5.5)%	$(4,062)	(2.6)%

(a)	Represents expenses for investment banking, legal, and other professional fees incurred in connection with the Merger Transaction.

Current Economic Conditions
The Company’s business is impacted by general economic conditions in the North American and international markets, particularly the U.S. and Canadian retail markets including hardware stores, home centers, mass merchants, and other retailers. In recent quarters, Hillman operations have been impacted by the slow, uneven growth in the U.S. economy and the retail market we sell into. Although there have been certain signs of improvement in the economy and stabilization of domestic credit markets from the height of the financial crisis, general expectations do not call for significant economic growth to return in the near term and may have the effect of reducing consumer spending which could adversely affect our results of operations during the current year and beyond.
Hillman is exposed to the risk of unfavorable changes in foreign currency exchange rates for the U.S. dollar versus local currency of our suppliers located primarily in China and Taiwan. Hillman purchases a significant variety of our products for resale from multiple vendors located in China and Taiwan. The purchase price of these products is routinely negotiated in U.S. dollar amounts rather than the local currency of the vendors and our suppliers’ profit margins decrease when the U.S. dollar declines in value relative to the local currency. This puts pressure on our suppliers to increase prices to us. The U.S. dollar declined in value relative to the Chinese renminbi by approximately 2.94% in 2013, increased by 0.46% in 2014, and has decreased 0.48% for the period ended March 31, 2015. The U.S. dollar increased in value relative to the Taiwan dollar by approximately 3.75% in 2013, increased by 5.82% in 2014, and has decreased by 1.70% for the period ended March 31, 2015.
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
The Company has not taken significant pricing action since 2012; however, the Company may take future pricing action, when warranted, in an attempt to offset a portion of product cost increases. The ability of the Company’s operating divisions to institute price increases and seek price concessions, as appropriate, is dependent on competitive market conditions.
The Three Month Successor Period Ended March 31, 2015 vs the Three Month Predecessor Period Ended March 31, 2014
Net Sales
The Successor net sales for the first quarter of 2015 were $180.7 million, an increase of $25.9 million compared to the Predecessor net sales of $154.8 million for the first quarter of 2014. The increase in revenue was primarily the result of strong comparable store performance in retail channels, four more selling days in the 2015 three month period, and the introduction of a new line of nails, deck screws, and drywall screws (the "NDD line").
Cost of Sales
The Company’s cost of sales was $103.3 million, or 57.2% of net sales, in the first quarter of 2015, an increase of $23.9 million compared to $79.4 million, or 51.3% of net sales, in the first quarter of 2014. The primary reasons for the increase in cost of sales in the first quarter of 2015 compared to the first quarter of 2014 were the high initial start-up costs associated with the introduction of the new NDD line and the higher product costs in the Hillman Canada division as a result of the unfavorable currency exchange on their inventory purchases made in U.S dollar transactions.
Expenses
Operating expenses were higher for the Successor three months ended March 31, 2015 than the Predecessor three months ended March 31, 2014. The primary reason for the increase in operating expenses was the increase in incremental costs resulting from higher sales volume together with higher depreciation and amortization expense related to assets acquired in connection with the Merger Transaction. The following changes in underlying trends impacted the change in operating expenses:

•
Selling expense was $27.9 million, or 15.5% of net sales, in the first quarter of 2015, an increase of $0.8 million compared to $27.1 million, or 17.5% of net sales, in the first quarter of 2014. The increase in selling expense was the result of higher sales service payroll costs and higher travel costs which were partially offset by a decrease in the cost of customer displays.

•
Warehouse and delivery expense was $22.3 million, or 12.4% of net sales, in the first quarter of 2015, an increase of $3.1 million compared to warehouse and delivery expense of $19.2 million, or 12.4% of net sales, in the first quarter of 2014. In the first quarter of 2015, higher warehouse and delivery expenses were attributable to the higher sales volume which included the new NDD line. In particular, the Company experienced an increase in warehouse labor, freight, and delivery expense in the first quarter of 2015.

•
General and administrative (“G&A”) expenses were $11.2 million in the first quarter of 2015, an increase of $2.2 million compared to $9.0 million in the first quarter of 2014. The G&A expenses in the 2015 period were higher than the prior year period primarily as a result of management restructuring and severance costs.

•
The stock compensation expense was $0.2 million in the first quarter of 2015 compared to $0.5 million in the first quarter of 2014 as a result of differences in the separate option plans in effect during the two periods.

•
Depreciation expense was $7.5 million in the first quarter of 2015 compared to $6.9 million in the first quarter of 2014. The increase in depreciation expense was attributable to an increase in the value of fixed assets in connection with the Merger Transaction.

•
Amortization expense was $9.5 million in the first quarter of 2015 compared to $5.5 million in the first quarter of 2014. The increase in amortization was the result of an increase in intangible assets subject to amortization acquired in the Merger Transaction.

•
Interest expense, net, was $12.6 million in the first quarter of 2015 compared to $11.5 million in the first quarter of 2014. The increase in interest expense in the first quarter of 2015 was primarily the result of the increase in debt acquired in connection with the Merger Transaction.

•
Other expense was $1.2 million in the first quarter of 2015 compared to the other income of $(0.5) million in the first quarter of 2014. The increase in expense was due to the loss on interest rate swaps when adjusted to fair value which were partially offset by gains on FX forward currency contracts.

Results of Operations – Operating Segments

The following table provides supplemental information regarding our net sales and profitability by operating segment for the three months ended March 31, 2015 and 2014 (in 000’s):

	Successor	Predecessor
	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Revenues
United States, excluding All Points	$144,121	$118,108
All Points	5,113	4,564
Canada	29,416	30,021
Mexico	1,711	1,734
Australia	335	352
Total revenues	$180,696	$154,779
Segment (loss) income from operations
United States excluding All Points	$(2,723)	$6,637
All Points	334	298
Canada	(271)	454
Mexico	136	246
Australia	(426)	(38)
Total (loss) income from operations	$(2,950)	$7,597

The Three Month Successor Period Ended March 31, 2015 vs the Three Month Predecessor Period Ended March 31, 2014

Net Sales
Net sales for the three months ended March 31, 2015 increased $25.9 million compared to the net sales for the three months ended March 31, 2014. The United States, excluding All Points operating segment generated increased net sales of $26.0 million. The increase in net sales of this operating segment was primarily the result of strong comparable store performance in retail channels and the introduction of the new NDD line. In addition, the net sales of all operating segments benefited from four additional selling days in the 2015 period compared to the 2014 period.
Cost of Sales
Cost of sales for the U.S. segment was $79.0 million, or 54.8% of net sales, in the three months ended March 31, 2015, compared to $56.6 million, or 47.9% of net sales, in the three months ended March 31, 2014. Cost of sales for the Canada segment was $19.5 million, or 66.3% of net sales in the three months ended March 31, 2015 compared to $18.5 million, or 61.5% of net sales, in the three months ended March 31, 2014. The primary reason for the increase in cost of sales in the first quarter of 2015 compared to the first quarter of 2014 was the high initial start-up costs associated with the introduction of the new NDD line. The Canada segment cost of sales increased in the first quarter of 2015 as a result of higher U.S. dollar denominated product costs and unfavorable currency exchange rates between the Canadian dollar and U.S. dollar.
Expenses
The operating expenses were approximately $80.3 million in the three months ended March 31, 2015 compared to $67.8 million in the three months ended March 31, 2014. The increase in operating expenses in the 2015 period was attributable to the operating costs associated with higher sales volume, an increase in depreciation and amortization expense, start-up costs of the new NDD line, and management restructuring and severance related expenses. The majority of the higher operating expenses were incurred in the United States, excluding All Points operating segment.

•
Selling, general, and administrative (“SG&A”) expense for the U.S. segment was $50.0 million in the three months ended March 31, 2015 compared to $43.2 million in the three months ended March 31, 2014. The increase in SG&A expense was due to higher selling and warehouse costs related to the higher sales volume together with the management restructuring and severance expense. The SG&A expense of the other operating segments was comparable to the prior year period.

•
Depreciation and amortization expense for the U.S. segment was $15.9 million in the three months ended March 31, 2015 compared to $11.5 million in the three months ended March 31, 2014. Depreciation and amortization expense in the Canada segment was $1.0 million in the three months ended March 31, 2015 compared to $0.8 million in the three months ended March 31, 2014. The primary reason for the increased expense in the 2015 period was the increase in the value of fixed assets subject to depreciation and intangible assets subject to amortization due to the Merger Transaction.

Income Taxes
In the three month Successor period ended March 31, 2015, the Company recorded an income tax benefit of $8.8 million on pre-tax loss of $18.6 million. The effective income tax rate was 47.1% for the three month Successor period ended March 31, 2015.
In the three month Predecessor period ended March 31, 2014, the Company recorded an income tax benefit of $2.9 million on pre-tax loss of $7.0 million. The effective income tax rate was 42.0% for the three month period ended March 31, 2014.
The difference between the effective income tax rate and the federal statutory rate in the three month Successor period ended March 31, 2015 was caused by a valuation reserve recorded to offset the deferred tax assets of a foreign subsidiary. The remaining differences between the effective income tax rate and the federal statutory rate in the three month Successor period ended March 31, 2015 was primarily due to state and foreign income taxes.
The difference between the effective income tax rate and the federal statutory rate in the three month Predecessor period ended March 31, 2014 was caused by a valuation reserve recorded to offset the deferred tax assets of a foreign subsidiary. The remaining differences between the effective income tax rate and the federal statutory rate in the three month Predecessor period ended March 31, 2014 was primarily due to state and foreign income taxes.

Liquidity and Capital Resources

Cash Flows
The statements of cash flows reflect the changes in cash and cash equivalents for the Successor three month period ended March 31, 2015 and the Predecessor three month period ended March 31, 2014 by classifying transactions into three major categories: operating, investing, and financing activities.
Operating Activities
Net cash used by operating activities for the three month period ended March 31, 2015 was $29.5 million and was the result of the net loss adjusted for non-cash items of $0.5 million for depreciation, amortization, gain on dispositions of property and equipment, deferred taxes, deferred financing, and stock-based compensation together with cash related adjustments of $30.0 million for routine operating activities, represented by changes in accounts receivable, inventories, accounts payable, accrued liabilities, and other items. During the three month period ended March 31, 2015, routine operating activities used cash through an increase in accounts receivable of $18.0 million, an increase in inventories of $27.6 million, a decrease in other accrued liabilities of $3.1 million, and a decrease in other items of $0.3 million. This was partially offset by an increase in accounts payable of $11.1 million and a decrease in other assets of $7.9 million. In the first three months of 2015, the seasonal increases in accounts receivable and inventory, and the effects of anticipated NDD line roll-out, were the primary uses of cash flow from operating activities for the period.
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
Investing Activities
Net cash used by investing activities for the three months ended March 31, 2015 was $6.4 million and consisted of $2.7 million for key duplicating machines, $1.7 million for engraving machines, $1.6 million for computer software and equipment, and $0.4 million for machinery and equipment.
Net cash used for investing activities was $6.9 million for the three months ended March 31, 2014. Capital expenditures for the three months totaled $6.9 million, consisting of $3.3 million for key duplicating machines, $1.4 million for engraving machines, $1.4 million for computer software and equipment, and $0.8 million for machinery and equipment.
Financing Activities
Net cash provided by financing activities was $27.0 million for the three month period ended March 31, 2015. The borrowings on revolving credit loans provided $29.0 million. The Company used cash to pay $1.4 million in principal payments on the senior term loans under the Senior Facilities and $0.1 million in principal payments under capitalized lease obligations. The Company used $0.5 million of cash to purchase shares from a former member of management.
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
The Company’s working capital (current assets minus current liabilities) position of $246.8 million as of March 31, 2015 represents an increase of $15.5 million from the December 31, 2014 level of $231.3 million.

Contractual Obligations
The Company’s contractual obligations in thousands of dollars as of March 31, 2015 were as follows:

		Payments Due
Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Junior Subordinated Debentures (1)	$130,448	$—	$—	$—	$130,448
Interest on Jr Subordinated Debentures	152,892	12,231	24,463	24,463	91,735
Senior Term Loans	545,875	5,500	11,000	11,000	518,375
Bank Revolving Credit Facility	29,000	—	—	29,000	—
6.375% Senior Notes	330,000	—	—	—	330,000
KeyWorks License Agreement	2,264	415	785	731	333
Interest Payments (2)	302,125	45,594	90,491	89,555	76,485
Operating Leases	59,354	9,868	13,243	9,574	26,669
Deferred Compensation Obligations	2,214	494	—	—	1,720
Capital Lease Obligations	628	240	300	85	3
Purchase Obligations (3)	759	263	496	—	—
Other Obligations	2,177	871	1,045	261	—
Uncertain Tax Position Liabilities	347	—	—	—	347
Total Contractual Cash Obligations (4)	$1,558,083	$75,476	$141,823	$164,669	$1,176,115

(1)	The junior subordinated debentures liquidation value is approximately $108,704.

(2)
Interest payments for borrowings under the Senior Facilities, the 6.375% Senior Notes, and Revolver borrowings. Interest payments on the variable rate Senior Term Loans were calculated using the actual interest rate of 4.50% as of March 31, 2015. Interest payments on the 6.375% Senior Notes were calculated at their fixed rate. Interest payments on the Revolver borrowings were calculated using the actual interest rate of 3.43%.

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

(4)
All of the contractual obligations noted above are reflected on the Company’s condensed consolidated balance sheet as of March 31, 2015 except for the interest payments, purchase obligations, and operating leases.

As of March 31, 2015, the Company had no material purchase commitments for capital expenditures.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Borrowings
As of March 31, 2015, the Company had $36.5 million available under the Senior Facilities. The Company had approximately $575.4 million of outstanding debt under its Senior Facilities at March 31, 2015, consisting of $545.9 million in a term loan, $29.0 million in Revolver borrowings, and $0.5 million in capitalized lease and other obligations. The term loan consisted of a $545.9 million Term B-2 Loan at an interest rate of 4.5%. The Revolver borrowings consisted of $29.0 million at an interest rate of 3.43% and the capitalized lease obligations were at various interest rates.
At March 31, 2015 and December 31, 2014, the Company’s borrowings were as follows:

	March 31, 2015			December 31, 2014
(dollars in thousands)	Facility Amount	Outstanding Amount	Interest Rate	Facility Amount	Outstanding Amount	Interest Rate
Term B-2 Loan		$545,875	4.50%		$547,250	4.50%
Revolving credit facility	$70,000	29,000	3.43%	$70,000	—	—
Capital leases & other obligations		557	various		607	various
Total secured credit		575,432			547,857
Senior notes		330,000	6.375%		330,000	6.375%
Total borrowings		$905,432			$877,857
Descriptions of the Company’s credit agreement governing the Senior Facilities, as amended, and the Senior Notes are contained in the “Financing Arrangements” section of this report on Form 10-Q.
Terms of the Senior Facilities subject the Company to a revolving facility test condition whereby a senior secured leverage ratio covenant of no greater than 6.5 times last twelve months Adjusted EBITDA comes into effect if more than 35% of the total Revolver commitment is drawn or utilized in letters of credit at the end of a fiscal quarter. If this covenant comes into effect, it may restrict the Company’s ability to incur debt, make investments, pay dividends to holders of the Trust Preferred Securities, or undertake certain other business activities. As of March 31, 2015, the total revolving credit commitment of the Company was 48% utilized. Below are the calculations of the financial covenant with the Senior Facilities requirement for the twelve trailing months ended March 31, 2015:

(dollars in thousands)	Actual	Ratio Requirement
Secured Leverage Ratio
Term B-2 Loan	$545,875
Revolving credit facility	29,000
Capital leases & other obligations	557
Cash and cash equivalents	(2,137)
Total debt	573,295
Pro-forma Adjusted EBITDA (1)	132,513
Leverage ratio (must be below requirement)	4.33	6.50
(1) Pro-forma Adjusted EBITDA for the twelve months ended March 31, 2015 is presented in the following pro-forma Adjusted EBITDA section.

Pro-forma Adjusted EBITDA

The reconciliation of Net Loss to Adjusted EBITDA for the three months ended March 31, 2015 and 2014, the year ended December 31, 2014, and the twelve trailing months ("TTM") ended March 31, 2015 and 2014 follows:

	Three Months Ended		Year	TTM	TTM
	March 31,	March 31,	Ended	March 31,	March 31,
	2015	2014	2014 (1)	2015 (2)	2014
Net loss	$(9,865)	$(4,062)	$(63,463)	$(69,266)	$(625)
Income tax benefit	(8,769)	(2,943)	(30,316)	(36,142)	(3,082)
Interest expense, net	12,627	11,545	50,400	51,481	47,730
Interest expense on junior subordinated debentures	3,152	3,152	12,610	12,611	12,610
Investment income on trust common securities	(95)	(95)	(378)	(378)	(378)
Depreciation	7,537	6,868	31,426	32,095	26,122
Amortization	9,517	5,544	30,221	34,194	22,210
EBITDA	14,104	20,009	30,500	24,595	104,587

Stock compensation expense	204	508	39,904	39,600	9,253
Management fees	151	—	291	442	77
Foreign exchange (gain) loss	(131)	(25)	(550)	(656)	1,064
Acquisition and integration expense	165	396	57,834	57,603	7,005
Legal fees and settlements	515	200	1,170	1,485	200
Restructuring costs	3,175	35	1,303	4,443	4,176
Other adjustments	1,543	43	986	2,486	347
Adjusted EBITDA	$19,726	$21,166	$131,438	$129,998	$126,709

Pro-forma purchasing savings (3)			3,322	1,864	8,050
2015 costs to enter NDD market			—	651	—
2013 facilities closures (4)			—	—	550
Paulin Acquisition synergies (5)			—	—	450
Pro-forma Adjusted EBITDA			$134,760	$132,513	$135,759

1) For purposes of the Pro-forma Adjusted EBITDA computation, the predecessor six month period ended June 29, 2014 was combined with the successor six month period ended December 31, 2014.

2) For purposes of the Pro-forma Adjusted EBITDA computation, the predecessor three month period ended June 29, 2014 was combined with the successor nine month period ended March 31, 2015.

3) Represents the pro-forma impact of run-rate cost savings (net of amounts already realized) agreed with vendors in exchange for higher committed volumes, based on savings calculated against actual SKU volume, as part of a purchase savings program that began in 2012 and negotiations held during 2012 and 2013 with our top suppliers. Annual contracts were awarded that stipulated annual volume, price and service expectations, although no fixed volume commitments were made by the Company.

4) Represents pro-forma impact of U.S. facilities closed during 2013, including savings related to senior management and other operating costs.

5) Represents run-rate cost savings and synergies for actions taken with the Paulin Acquisition, including consolidation of legacy-held facility in Canada.

Critical Accounting Policies and Estimates
Significant accounting policies and estimates are summarized in the notes to the condensed consolidated financial statements. Some accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts, and other information from outside sources, as appropriate. Management believes that these estimates and assumptions are reasonable based on the facts and circumstances as of March 31, 2015, however, actual results may differ from these estimates under different assumptions and circumstances.
There have been no material changes to our critical accounting policies and estimates which are discussed in the “Critical Accounting Policies and Estimates” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission. In addition, our most significant accounting policies are discussed in Note 2 and elsewhere in the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2014, which includes audited financial statements.

Item 3.
Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to the impact of interest rate changes as borrowings under the Senior Facilities bear interest at variable interest rates. It is the Company’s policy to enter into interest rate swap and interest rate cap transactions only to the extent considered necessary to meet our objectives.
Based on the Company’s exposure to variable rate borrowings at March 31, 2015, after consideration of the Company’s LIBOR floor rate and interest rate swap agreements, a one percent (1%) change in the weighted average interest rate for a period of one year would change the annual interest expense by approximately $4.4 million.
The Company is exposed to foreign exchange rate changes of the Australian, Canadian, and Mexican currencies as it impacts the $146.0 million tangible and intangible net asset value of our Australian, Canadian, and Mexican subsidiaries as of March 31, 2015. The foreign subsidiaries net tangible assets were $67.2 million and the net intangible assets were $78.8 million as of March 31, 2015.
The Company utilizes foreign exchange forward contracts to manage the exposure to currency fluctuations in the Canadian dollar versus the U.S. Dollar. See Note 11, Derivatives and Hedging, of the Notes to the Consolidated Financial Statements.

Item 4.
Controls and Procedures
Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, and solely as a result of the material weakness in internal control over financial reporting described below, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were not effective, as of the end of the period ended March 31, 2015, in ensuring that material information relating to the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
A material weakness is a deficiency, or a combination of deficiencies, in internal control, such that there is a reasonable possibility that a material misstatement of the entity’s annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. Management determined that the Company's internal control over financial reporting was not effective solely as a result of the material weakness described below which existed as of March 31, 2015. The material weakness also existed as of December 31, 2014.
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
Plan for Remediation of Material Weakness.
Management is, and intends to continue, taking appropriate and reasonable steps to make the necessary improvements to remediate this material weakness in internal control over financial reporting. In particular, a senior management team has been assigned responsibility for internal controls within the Canadian subsidiary and training will be provided to all employees in financial reporting roles. A thorough evaluation of all processes, controls, and the legacy system will be conducted and enhancements will be made where necessary, and ultimately, the legacy system will be migrated to a new platform and additional resources will be added where deemed appropriate.
Management believes that the measures described above will facilitate remediation of the material weakness we have identified and will continue to strengthen our internal control over financial reporting. The Company is actively involved in improving the effectiveness and efficiency of its internal control over financial reporting.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2015 and that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. – Legal Proceedings.
The information set forth under Note 5 to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated herein by reference.
Item 1A – Risk Factors.
There have been no material changes to the risks related to the Company from those disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds.
Not Applicable
Item 3. – Defaults Upon Senior Securities.
Not Applicable
Item 4. – Mine Safety Disclosures.
Not Applicable
Item 5. – Other Information.
Not Applicable

Item 6. – Exhibits.

a)	Exhibits, including those incorporated by reference.

10.1	General Release dated as of January 8, 2015, by and between The Hillman Companies, Inc. and Anthony Vasconcellos. (1) (Exhibit 10.1)
10.2	Employment Agreement between Jeffrey S. Leonard and The Hillman Group, Inc. dated March 4, 2015. (2) (Exhibit 10.1)
10.3	Letter Agreement between Jeffrey Jonsohn and The Hillman Group Canada ULC dated February 26, 2015. (2) (Exhibit 10.2)
10.4	General Release between Robert J. Lackman and The Hillman Companies, Inc. dated February 27, 2015. (2) (Exhibit 10.3)

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act
31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act
32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1 *	Supplemental Consolidating Guarantor and Non-Guarantor Financial Information.
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the Securities and Exchange Commission on May15, 2015, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2015 and 2014, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, (iv) Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2015, and (v) Notes to Condensed Consolidated Financial Statements.

(1)	Filed as an exhibit to the Current Report on Form 8-K filed on January 8, 2015.
(2)	Filed as an exhibit to the Current Report on Form 8-K filed on February 26, 2015.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
THE HILLMAN COMPANIES, INC.

/s/ Jeffrey S. Leonard	/s/ Harold J. Wilder
Jeffrey S. Leonard	Harold J. Wilder
Chief Financial Officer	Controller
(Chief Accounting Officer)
DATE: May 15, 2015