Form 10-Q
period 2015-06-30
HILLMAN COMPANIES INC
filed 2015-08-14
CIK 1029831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
On August 14, 2015, 5,000 shares of the Registrant’s common stock were issued and outstanding and 4,217,724 Trust Preferred Securities were issued and outstanding by the Hillman Group Capital Trust. The Trust Preferred Securities trade on the NYSE Amex under symbol HLM.Pr.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(dollars in thousands)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$7,597	$18,485
Restricted investments	855	494
Accounts receivable, net	120,662	89,884
Inventories, net	256,059	204,723
Deferred income taxes, net	12,162	13,239
Other current assets	10,940	10,324
Total current assets	408,275	337,149
Property and equipment, net	111,711	114,531
Goodwill	618,721	621,560
Other intangibles, net	776,356	798,941
Restricted investments	1,263	1,750
Deferred financing fees, net	22,559	24,407
Investment in trust common securities	3,261	3,261
Other assets	3,018	1,414
Total assets	$1,945,164	$1,903,013
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$94,539	$66,462
Current portion of senior term loans	5,500	5,500
Current portion of capitalized lease and other obligations	212	207
Accrued expenses:
Salaries and wages	6,064	5,247
Pricing allowances	6,518	6,662
Income and other taxes	3,015	3,301
Interest	10,186	10,587
Deferred compensation	855	494
Other accrued expenses	10,587	7,423
Total current liabilities	137,476	105,883
Long term senior term loans	539,000	541,750
Bank revolving credit	44,000	—
Long term capitalized lease and other obligations	294	400
Long term senior notes	330,000	330,000
Junior subordinated debentures	130,206	130,685
Deferred compensation	1,263	1,750
Deferred income taxes	268,458	273,781
Other non-current liabilities	6,500	5,621
Total liabilities	1,457,197	1,389,870

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(dollars in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY (CONTINUED)	June 30, 2015	December 31, 2014
Commitments and contingencies (Note 5)
Stockholders’ Equity:
Preferred Stock:
Preferred stock, $.01 par, 5,000 shares authorized, none issued or outstanding at June 30, 2015 and December 31, 2014	—	—
Common Stock:
Common stock, $.01 par, 5,000 shares authorized, issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Additional paid-in capital	544,721	544,604
Accumulated deficit	(33,345)	(18,937)
Accumulated other comprehensive loss	(23,409)	(12,524)
Total stockholders’ equity	487,967	513,143
Total liabilities and stockholders’ equity	$1,945,164	$1,903,013
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(dollars in thousands)

	Successor		Predecessor
	Three Months Ended June 30, 2015	One Day Ended June 30, 2014	Three Months Ended June 29, 2014

Net sales	$216,818	$—	$202,598
Cost of sales (exclusive of depreciation and amortization shown separately below)	118,987	—	103,927
Selling, general and administrative expenses	64,597	—	100,919
Transaction, acquisition and integration expenses	92	22,018	31,681
Depreciation	6,971	—	7,281
Amortization	9,518	—	5,549
Management fees to related party	155	—	15
Other (income) expense	(718)	—	211
Income (loss) from operations	17,216	(22,018)	(46,985)
Interest expense, net	12,618	—	11,605
Interest expense on junior subordinated debentures	3,152	—	3,153
Investment income on trust common securities	(94)	—	(94)
Income (loss) before income taxes	1,540	(22,018)	(61,649)
Income tax expense (benefit)	6,083	(6,228)	(21,185)
Net loss	$(4,543)	$(15,790)	$(40,464)
Net loss (from above)	$(4,543)	$(15,790)	$(40,464)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(373)	—	3,952
Total other comprehensive (loss) income	(373)	—	3,952
Comprehensive loss	$(4,916)	$(15,790)	$(36,512)
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(dollars in thousands)

	Successor		Predecessor
	Six Months Ended June 30, 2015	One Day Ended June 30, 2014	Six Months Ended June 29, 2014

Net sales	$397,514	$—	$357,377
Cost of sales (exclusive of depreciation and amortization shown separately below)	222,335	—	183,342
Selling, general and administrative expenses	126,295	—	156,762
Transaction, acquisition and integration expenses	257	22,018	31,681
Depreciation	14,508	—	14,149
Amortization	19,035	—	11,093
Management fees to related party	306	—	15
Other expense (income)	512	—	(277)
Income (loss) from operations	14,266	(22,018)	(39,388)
Interest expense, net	25,244	—	23,150
Interest expense on junior subordinated debentures	6,305	—	6,305
Investment income on trust common securities	(189)	—	(189)
Loss before income taxes	(17,094)	(22,018)	(68,654)
Income tax benefit	(2,686)	(6,228)	(24,128)
Net loss	$(14,408)	$(15,790)	$(44,526)
Net loss (from above)	$(14,408)	$(15,790)	$(44,526)
Other comprehensive loss:
Foreign currency translation adjustments	(10,885)	—	(95)
Total other comprehensive loss	(10,885)	—	(95)
Comprehensive loss	$(25,293)	$(15,790)	$(44,621)
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Successor		Predecessor
	Six months ended June 30, 2015	One day ended June 30, 2014	Six Months ended June 29, 2014
Cash flows from operating activities:
Net loss	$(14,408)	$(15,790)	$(44,526)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	33,543	—	25,242
Gain on sale of property and equipment	(671)	—	—
Deferred income taxes	(3,263)	(6,228)	(24,458)
Deferred financing and original issue discount amortization	1,369	—	1,374
Stock-based compensation expense	257	—	39,229
Other non-cash interest and change in value of interest rate swap	1,264	—	—
Changes in operating items:		—
Accounts receivable	(31,953)	—	(25,267)
Inventories	(55,654)	—	(17,851)
Other assets	6,155	(2,321)	8,799
Accounts payable	28,477	—	20,811
Interest payable on junior subordinated debentures	—	—	1,019
Other accrued liabilities	2,387	(13,792)	31,183
Other items, net	38	(2,026)	(3,843)
Net cash (used for) provided by operating activities	(32,459)	(40,157)	11,712
Cash flows from investing activities:
Proceeds from sale of property and equipment	2,295	—	—
Purchase of predecessor equity securities	—	(727,345)	—
Capital expenditures	(14,270)	—	(12,933)
Net cash used for investing activities	(11,975)	(727,345)	(12,933)
Cash flows from financing activities:
Borrowings of senior term loans	—	550,000	—
Repayments of senior term loans	(2,750)	(384,407)	(992)
Borrowings of senior notes	—	330,000	—
Repayment of senior notes	—	(265,000)	—
Proceeds from sale of successor equity securities	—	542,929	—
Financing fees, net	—	(26,355)	—
Borrowings on revolving credit loans	44,000	16,000	—
Principal payments under capitalized lease obligations	(101)	—	(84)
Proceeds from Holdco sale of stock	400	—	474
Purchase of Holdco stock from a former member of management	(540)	—	—
Net cash provided by (used for) financing activities	41,009	763,167	(602)
Effect of exchange rate changes on cash	(7,463)	—	(116)
Net decrease in cash and cash equivalents	(10,888)	(4,335)	(1,939)
Cash and cash equivalents at beginning of period	18,485	33,030	34,969
Cash and cash equivalents at end of period	$7,597	$28,695	$33,030
Supplemental schedule of noncash activities:
Fixed assets acquired under capital lease	$—	$—	$241

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
(dollars in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2014	$—	$544,604	$(18,937)	$(12,524)	$513,143
Net loss	—	—	(14,408)	—	(14,408)
Change in cumulative foreign currency translation adjustment	—	—	—	(10,885)	(10,885)
Stock-based compensation	—	257	—	—	257
Purchase of 540 Holdco shares from former member of management	—	(540)	—	—	(540)
Proceeds from sale of 400 Holdco shares of stock	—	400	—	—	400
Balance at June 30, 2015	$—	$544,721	$(33,345)	$(23,409)	$487,967

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
On June 30, 2014, affiliates of CCMP Capital Advisors, LLC (“CCMP”) and Oak Hill Capital Partners III, L.P., Oak Hill Capital Management Partners III, L.P. and OHCP III HC RO, L.P. (collectively, “Oak Hill Funds”), together with certain current and former members of Hillman’s management, consummated a merger transaction (the “Merger Transaction”) pursuant to the terms and conditions of an Agreement and Plan of Merger dated as of May 16, 2014. As a result of the Merger Transaction, Hillman Companies remained a wholly-owned subsidiary of OHCP HM Acquisition Corp., which changed its name to HMAN Intermediate II Holdings Corp. (“Predecessor Holdco”), and became a wholly-owned subsidiary of HMAN Group Holdings Inc. (“Successor Holdco” or “Holdco”). The total consideration paid in the Merger Transaction was $1,504,498 including repayment of outstanding debt and including the value of the Company’s outstanding junior subordinated debentures ($105,443 liquidation value at the time of the Merger Transaction).
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
The Company’s condensed consolidated statements of comprehensive loss, cash flows, and stockholders’ equity for the periods presented prior to June 30, 2014 are referenced herein as the predecessor financial statements (the “Predecessor”). The Company’s condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014 and its related statements of comprehensive loss, cash flows, and stockholders’ equity for the periods presented subsequent to the Merger Transaction are referenced herein as the successor financial statements (the “Successor”).
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

The accompanying unaudited condensed consolidated financial statements present information in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. Management believes that the financial statements include all adjustments (consisting only of normal recurring accruals and adjustments) necessary for a fair presentation. Operating results for the six months ended June 30, 2015 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report filed on Form 10-K for the year ended December 31, 2014.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

1.    Basis of Presentation (continued):

The following table indicates the pro-forma financial statements of the Company for the three and six months ended June 30, 2015 and 2014, respectively (including transaction costs of $54,400). The pro-forma financial statements give effect to the Merger Transaction as if it had occurred on January 1, 2014.

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Net Sales	$216,818	$397,514	$202,598	$357,377
Net Loss	(4,543)	(14,408)	(1,540)	(69,173)
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
Accounts Receivable and Allowance for Doubtful Accounts:
The Company establishes the allowance for doubtful accounts using the specific identification method and also provides a reserve in the aggregate. The estimates for calculating the aggregate reserve are based on historical collection experience. Increases to the allowance for doubtful accounts result in a corresponding expense. The Company writes off individual accounts receivable when collection becomes improbable. The allowance for doubtful accounts was $601 at June 30, 2015 and $627 at December 31, 2014.
Property and Equipment and Accumulated Depreciation:
Property and equipment, including assets acquired under capital leases, are carried at cost and include expenditures for new facilities and major renewals. Maintenance and repairs are charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from their respective accounts, and the resulting gain or loss is reflected in the income from operations. The accumulated depreciation was $27,915 at June 30, 2015 and $14,361 at December 31, 2014.

Costs incurred to develop software for internal use are capitalized and amortized over the estimated useful life of the software. Costs related to maintenance of internal-use software are expensed as incurred. Costs incurred for the development of internal-use software were capitalized and placed into service in the amounts of $307 and $1,503 in the Successor three and six months ended June 30, 2015, respectively. The Predecessor costs were $379 and $704 in the three and six months ended June 29, 2014, respectively.
Shipping and Handling:
The costs incurred to ship product to customers, including freight and handling expenses, are included in selling, general, and administrative (“SG&A”) expenses on the Company’s condensed consolidated statements of comprehensive loss.
In the three and six months ended June 30, 2015, the Successor’s shipping and handling costs were $10,982 and $18,976, respectively. In the three and six months ended June 29, 2014, the Predecessor’s shipping and handling costs were $8,557 and $14,890, respectively.
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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

3.    Recent Accounting Pronouncements:
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The update outlines a five-step model and related application guidance, which replaces most existing revenue recognition guidance. ASU 2014-09 is effective for us in the fiscal year ending December 31, 2018, and for interim periods within that year. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this standard recognized at the date of initial application. Early application is not permitted. We are currently assessing the transition method and impact of implementing this guidance on our Condensed Consolidated Financial Statements.
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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

4.    Goodwill and Other Intangible Assets:

Goodwill represents the excess purchase cost over the fair value of net assets of companies acquired in business combinations. Goodwill is an indefinite-lived asset and is assessed for impairment at least annually, or more frequently if a triggering event occurs. If the carrying amount of a reporting unit is greater than the fair value, impairment may be present. ASC 350 permits an entity to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before applying the two-step goodwill impairment model. This qualitative assessment is referred to as a “step zero” approach. If it is determined through the qualitative assessment that a reporting unit's fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. No impairment charges were recorded by the Company in 2015 or 2014.
Goodwill amounts by reporting unit are summarized as follows:

	Goodwill at	Acquisitions	Dispositions	Other (1)	Goodwill at
	December 31, 2014				June 30, 2015
United States, excluding All Points	$580,420	$—	$—	$—	$580,420
All Points	3,360	—	—	—	3,360
Canada	32,844	—	—	(2,534)	30,310
Mexico	4,936	—	—	(305)	4,631
Australia	—	—	—	—	—
Total	$621,560	$—	$—	$(2,839)	$618,721

(1)	These amounts relate to adjustments resulting from fluctuations in foreign currency exchange rates.
The Company also evaluates indefinite-lived intangible assets (primarily trademarks and trade names, collectively "Trademarks") for impairment annually or more frequently if events and circumstances indicate that it is more likely than not that the fair value of an indefinite-lived intangible asset is below its carrying amount. ASC 350 permits an entity to assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount before applying the two-step impairment model. No impairment charges were recorded by the Company in 2015 or 2014.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

4.    Goodwill and Other Intangible Assets (continued):

Definite-lived intangible assets are amortized over their useful lives and are subject to impairment testing. The values assigned to intangible assets, in connection with the Merger Transaction, were determined through a separate independent appraisal. Other intangibles, net, as of June 30, 2015 and December 31, 2014 consist of the following:

	Estimated Useful Life (Years)	June 30, 2015	December 31, 2014
Customer relationships	20	$690,885	$693,852
Trademarks - All Others	Indefinite	85,907	86,513
Trademarks - TagWorks	5	300	300
KeyWorks license	7	4,455	4,476
Patents	7-12	32,839	32,895
Intangible assets, gross		814,386	818,036
Less: Accumulated amortization		38,030	19,095
Other intangibles, net		$776,356	$798,941
The Successor’s accumulated amortization was $38,030 as of June 30, 2015, which includes accumulated amortization of foreign subsidiaries translated using exchange rates in effect at the balance sheet date. The Successor’s amortization expense for amortizable assets including the adjustments resulting from fluctuations in foreign currency exchange rates was $9,518 and$19,035 for the three and six months ended June 30, 2015, respectively. The Predecessor’s amortization expense for amortizable intangible assets including the adjustments resulting from fluctuations in foreign currency exchange rates was $5,549 and $11,093 for the three and six months ended June 30, 2014, respectively. The Successor's amortization expense for amortizable assets for the year ending December 31, 2015 is estimated to be $38,031. For the years ending December 31, 2016, 2017, 2018, 2019, and 2020, the Successor’s amortization expense for amortizable assets is estimated to be $38,031, $38,031, $38,031, $38,001, and $37,971, respectively.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

5.    Commitments and Contingencies:
The Company self-insures our product liability, automotive, workers’ compensation, and general liability losses up to $250 per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences in excess of $250 up to $40,000. The two risk areas involving the most significant accounting estimates are workers’ compensation and automotive liability. Actuarial valuations performed by the Company’s outside risk insurance expert were used by the Company’s management to form the basis for workers’ compensation and automotive liability loss reserves. The actuary contemplated the Company’s specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes the liability of approximately $1,903 recorded for such risk insurance reserves is adequate as of June 30, 2015.
As of June 30, 2015, the Company has provided certain vendors and insurers letters of credit aggregating $4,523 related to our product purchases and insurance coverage for product liability, workers’ compensation, and general liability.
The Company self-insures our group health claims up to an annual stop loss limit of $200 per participant. Aggregate coverage is maintained for annual group health insurance claims in excess of 125% of expected claims. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves. Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claim data and certain actuarial assumptions. The Company believes the liability of approximately $2,410 recorded for such group health insurance reserves is adequate as of June 30, 2015.
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

In an August 15, 2014 order, the court granted Minute Key Inc.’s March 17, 2014 motions to dismiss the claims relating to patent infringement and also granted Hillman Group’s May 9, 2014 motion to add its unfair competition claims.
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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

5.    Commitments and Contingencies (continued):

Because the lawsuit remains in a preliminary stage, it is not yet possible to assess the impact, if any, that the lawsuit will have on the Company. As a result of the Minute Key Inc. covenant not to sue, however, the Company’s FastKey™ and Key Express™ products no longer face any threat of patent infringement liability from two of Minute Key Inc.’s patents. The scope of the lawsuit has changed from a bilateral dispute over patent infringement to a lawsuit solely about Minute Key Inc.’s business conduct. After a conference with the court on March 2, 2015, the court entered a new scheduling order to govern the case on March 12, 2015. Fact discovery in the case is in its final stages, to be followed by expert discovery. The case is currently scheduled for trial on August 22, 2016. Hillman Group intends to continue to pursue this lawsuit vigorously and believes that it has meritorious claims for Minute Key Inc.’s unfair competition.
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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

5.    Commitments and Contingencies (continued):

All claims in this case have now been resolved and the matter will shortly be dismissed with prejudice.
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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

6.    Related Party Transactions:

The Successor has recorded aggregate management fee charges and expenses from the Oak Hill Funds and CCMP of $155 and $306 for the three and six months ended June 30, 2015, respectively. The Predecessor recorded $15 and $15 of management fee expenses for the three and six month period ended June 29, 2014.
Gregory Mann and Gabrielle Mann are employed by the All Points subsidiary of Hillman. All Points leases an industrial warehouse and office facility from companies under the control of the Manns. The Company has recorded rental expense for the lease of this facility on an arm’s length basis. In the three and six months ended June 30, 2015, the Successor’s rental expense for the lease of this facility was $82 and $164, respectively. In the three and six month periods ended June 29, 2014, the Predecessor’s rental expense for the lease of this facility was $82 and $165, respectively.
The Hillman Group Canada ULC subsidiary of Hillman entered into three leases for five properties containing industrial warehouse, manufacturing plant, and office facilities on February 19, 2013. The owners of the properties under one lease are relatives of Richard Paulin, who is employed by The Hillman Group Canada ULC, and the owner of the properties under the other two leases is a company which is owned by Richard Paulin and certain of his relatives. The Company has recorded rental expense for the three leases on an arm’s length basis. In the three and six months ended June 30, 2015, the Successor’s rental expense for these leases was $167 and $333, respectively. The Predecessor’s rental expense for these facilities was $190 and $376 in the three and six month periods ended June 29, 2014, respectively.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

7.    Income Taxes:

The Company’s policy is to estimate income taxes for interim periods based on estimated annual effective tax rates. These are derived, in part, from expected pre-tax income or loss. Accordingly, the Company applied an estimated annual effective tax rate to the interim period pre-tax loss in the six and three month Successor periods ended June 30, 2015, the one day Successor period ended June 30, 2014, and the six and three month Predecessor periods ended June 29, 2014 to calculate the income tax benefit in accordance with the principal method prescribed by ASC 740-270, the accounting guidance established for computing income taxes in interim periods.
The effective income tax rates were 15.7% and 395.0%% for the six and three month Successor periods ended June 30, 2015, respectively. The effective income tax rate was 28.3% for the one day Successor period ended June 30, 2014. The effective income tax rates were 35.1% and 34.4% for the six and three month Predecessor periods ended June 29, 2014, respectively.

The effective income tax rate differed from the federal statutory rate in the six and three month Successor periods ended June 30, 2015 primarily due to a change in the projected financial statement earnings for the year which decreased the estimated annual effective tax rate used to compute the interim period income tax provision/benefit in accordance with the accounting guidance established for computing income taxes in interim periods. The effective income tax rate also differed from the federal statutory rate in the six and three month Successor periods ended June 30, 2015 due in part to a valuation reserve recorded to offset the deferred tax assets of a foreign subsidiary. The effective income tax rate differed from the federal statutory rate in the one day Successor period ended June 30, 2014 and the six and three month Predecessor periods ended June 29, 2014 primarily due to certain non-deductible costs associated with the Merger Transaction. The effective income tax rate also differed from the federal statutory rate in the six and three month Predecessor periods ended June 29, 2014 due to a current period benefit caused by the effect of changes in certain state income tax rates on the Company’s deferred tax assets and liabilities. The remaining differences between the federal statutory rate and the effective tax rate in the one day Successor period ended June 30, 2014 was primarily due to state income taxes. The remaining differences between the federal statutory rate and the effective tax rate in the six and three month Successor periods ended June 30, 2015 and in the six and three month Predecessor periods ended June 29, 2014 were primarily due to state and foreign income taxes.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

8.    Long-Term Debt:
On June 30, 2014, Hillman Companies and certain of its subsidiaries closed on a $620,000 senior secured credit facility (the “Senior Facilities”), consisting of a $550,000 term loan and a $70,000 revolving credit facility (“Revolver”). The term loan portion of the Senior Facilities has a seven year term and the Revolver has a five year term. For the first fiscal quarter after June 30, 2014, the Senior Facilities provide term loan borrowings at interest rates based on LIBOR plus a LIBOR Spread of 3.50%, or an Alternate Base Rate (“ABR”) plus an ABR Spread of 2.50%. The LIBOR is subject to a minimum floor rate of 1.00% and the ABR is subject to a minimum floor of 2.00%. Additionally, the Senior Facilities provide Revolver borrowings at interest rates based on a LIBOR plus LIBOR Spread of 3.25%, or an ABR plus an ABR Spread of 2.25%. There is no minimum floor rate for Revolver loans. After the initial fiscal quarter, the borrowing rate has been adjusted quarterly on a prospective basis on each adjustment date based upon total leverage ratio for initial term loans and the senior secured leverage ratio for Revolver loans. For the fiscal quarter beginning after June 30, 2015, the term loan borrowings will be at an adjusted interest rate of 4.50%. The Revolver loans were at an adjusted interest rate of 3.53% at June 30, 2015.
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
The Company pays interest to the Hillman Group Capital Trust (“Trust”) on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105,443, or $12,231 per annum in the aggregate. The Trust will redeem the Trust Preferred Securities when the Junior Subordinated Debentures are repaid, or at maturity on September 30, 2027. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. Pursuant to the Indenture that governs the Trust Preferred Securities, the Trust is able to defer distribution payments to holders of the Trust Preferred Securities for a period that cannot exceed 60 months (the “Deferral Period”). During a Deferral Period, the Company is required to accrue the full amount of all interest payable, and such deferred interest payable would become immediately payable by the Company at the end of the Deferral Period. There were no deferrals of distribution payments to holders of the Trust Preferred Securities in the first two quarters of 2015 or the year ended December 31, 2014.
The Senior Facilities provide for customary events of default, including but not limited to, payment defaults, breach of representations or covenants, cross-defaults, bankruptcy events, failure to pay judgments, attachment of its assets, change of control, and the issuance of an order of dissolution. Certain of these events of default are subject to notice and cure periods or materiality thresholds. The Company is also required to comply, in certain circumstances, with a senior secured net leverage ratio covenant. This covenant only applies if, at the end of a fiscal quarter, there are outstanding Revolver borrowings in excess of 35% of the total revolving commitments. As of June 30, 2015, the Revolver loan amount of $44,000 and outstanding letters of credit of approximately $4,523 represented 69% of total revolving commitments and this financial covenant was in effect. The occurrence of an event of default permits the lenders under the Senior Facilities to accelerate repayment of all amounts due. The Company was in compliance with all provisions and covenants of the Senior Facilities as of June 30, 2015.
Additional information with respect to the fair value of the Company’s fixed rate senior notes and junior subordinated debentures is included in Note 12 - Fair Value Measurements.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

9.    Common and Preferred Stock:
The Hillman Companies has one class of common stock, with 5,000 shares authorized, issued, and outstanding as of June 30, 2015. All outstanding shares of Hillman Companies common stock are owned by Successor Holdco.
The Hillman Companies has one class of preferred stock, with 5,000 shares authorized and none issued or outstanding as of June 30, 2015.

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
During the first six months of 2015, Holdco granted a total of 6,121.000 non-qualified stock options with certain time-vesting and performance vesting conditions under the 2014 Equity Incentive Plan. The options were granted with an exercise price equal to the grant date fair value of the underlying securities. A total of 13,646.592 stock options were forfeited during the first six months of 2015. As of June 30, 2015, a total of 15,729.846 shares were available for future stock-based award grants.
The fair value of 14,535.709 time-vested options granted by Holdco in 2014 and in the first two quarters of 2015 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield equaling 0%, risk-free interest rate from 1.8% to 2.1%, expected volatility assumed to be 32.0%, and expected term from 6.5 years to 6.75 years. The fair value of each option was 370.58 dollars.
Compensation expense of $53 and $257 was recognized in the accompanying condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2015, respectively. As of June 30, 2015, there was $3,309 of unrecognized compensation expense for unvested common options. The expense will be recognized as a charge to earnings over a weighted average period of approximately 4.17 years.

As of June 30, 2015, there were 13,755.709 performance-based stock options outstanding that ultimately vest depending upon satisfaction of conditions that only arise in the event of a sale of the Company. No compensation expense will be recognized on these stock options unless it becomes probable the performance conditions will be satisfied.
A summary of stock option activity for the period ended June 30, 2015 is presented below:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	35,817.010	$1,000	9.50	$—
Granted	6,121.000	$1,000
Exercised or converted	—
Forfeited or expired	13,646.592	$1,000
Outstanding at June 30, 2015	28,291.418	$1,000	9.17	$—
Exercisable at June 30, 2015	—	$—	—	$—

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

11.    Derivatives and Hedging:
The Company uses derivative financial instruments to manage our exposures to (1) interest rate fluctuations on our floating rate Senior Facilities; and (2) fluctuations in foreign currency exchange rates. The Company measures those instruments at fair value and recognizes changes in the fair value of derivatives in earnings in the period of change, unless the derivative qualifies as an effective hedge that offsets certain exposures.
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
The total fair value of the interest rate swaps was $(2,198) as of June 30, 2015 and was reported on the condensed consolidated balance sheet in other non-current liabilities with an increase in interest expense recorded in the statement of comprehensive loss for the unfavorable change of $1,263 in fair value since December 31, 2014.
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
During 2015, the Company entered into multiple foreign currency forward contracts (the “2015 FX Contracts”) with maturity dates ranging from February 2015 to June 2016. The 2015 FX Contracts fixed the Canadian to U.S. dollar forward exchange rate at points ranging from 1.2251 to 1.2841. The purpose of the 2015 FX Contracts is to manage the Company’s exposure to fluctuations in the exchange rate of the Canadian dollar.
The total notional amount of contracts outstanding was C$32,957 and C$31,032 as of June 30, 2015 and December 31, 2014, respectively. The total fair value of the outstanding 2015 FX Contracts and 2014 FX Contracts was $1,038 and $1,247 as of June 30, 2015 and December 31, 2014, respectively, and was reported on the condensed consolidated balance sheets in other current assets. An increase in other expense of $209 was recorded in the statement of comprehensive loss for the unfavorable change in fair value from December 31, 2014.
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
The following tables set forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the period, by level, within the fair value hierarchy:

	As of June 30, 2015
	Level 1	Level 2	Level 3	Total
Trading securities	$2,118	$—	$—	$2,118
Interest rate swaps	—	(2,198)	—	(2,198)
Foreign exchange forward contracts	—	1,038	—	1,038

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
Trading securities	$2,244	$—	$—	$2,244
Interest rate swaps	—	(935)	—	(935)
Foreign exchange forward contracts	—	1,247	—	1,247
Trading securities are valued using quoted prices on an active exchange. Trading securities represent assets held in a Rabbi Trust to fund deferred compensation liabilities and are included as restricted investments on the accompanying condensed consolidated balance sheets.
For the Successor three and six month periods ended June 30, 2015, the unrealized (losses) gains on these securities of ($7) and $43, respectively, were recorded as other income. For the Predecessor three and six month periods ended June 29, 2014, the unrealized gains on these securities of $77 and $95, respectively, were recorded as other income. The Successor did not record any unrealized (losses) gains on these securities for the one day period ended June 30, 2014. An offsetting entry for the same amount, adjusting the deferred compensation liability and compensation expense within SG&A, was also recorded for the corresponding periods.
The Company utilizes interest rate swap contracts to manage our targeted mix of fixed and floating rate debt, and these contracts are valued using observable benchmark rates at commonly quoted intervals during the term of the swap contracts. As of June 30, 2015 and December 31, 2014, the interest rate swaps were included in other non-current liabilities on the accompanying condensed consolidated balance sheets.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

12.    Fair Value Measurements (continued):

The Company utilizes foreign exchange forward contracts to manage our exposure to currency fluctuations in the Canadian dollar versus the U.S. dollar. The forward contracts were valued using observable benchmark rates at commonly quoted intervals during the term of the forward contracts. As of June 30, 2015 and December 31, 2014, the foreign exchange forward contracts were included in other current assets on the accompanying condensed consolidated balance sheets.
The fair value of the Company’s fixed rate senior notes and junior subordinated debentures as of June 30, 2015 and December 31, 2014 were determined by utilizing current trading prices obtained from indicative market data. As a result, the fair value measurement of the Company’s senior term loans is considered to be Level 2.

	June 30, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
6.375% Senior Notes	$330,000	$310,613	$330,000	$315,563
Junior Subordinated Debentures	130,206	127,051	130,685	137,764
The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the short term maturity of these instruments and the carrying value of the variable rate senior term loans and Revolver approximates fair value as the interest rate is variable and approximates current market rates (Level 2).
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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

13.    Transaction, Acquisition, and Integration Expenses:
In the three and six months ended June 30, 2015, the Successor incurred $92 and $257 in transaction expenses related to the Merger Transaction.
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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

14.    Segment Reporting:
The Company’s segment reporting structure uses the Company’s management reporting structure as the foundation for how the Company manages our business. The Company periodically evaluates our segment reporting structure in accordance with ASC 350-20-55 and we have concluded that we have five reportable segments as of June 30, 2015. The United States segment, excluding All Points, and the Canada segment are considered material by the Company’s management as of June 30, 2015. The segments are as follows:

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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

14.    Segment Reporting (continued):

The table below presents revenues and income (loss) from operations for our reportable segments for the three and six months ended June 30, 2015 and 2014.

	Successor		Predecessor
	Three Months Ended June 30, 2015	One Day Ended June 30, 2014	Three Months Ended June 29, 2014
Revenues
United States, excluding All Points	$167,821	$—	$150,901
All Points	5,628	—	5,674
Canada	41,133	—	43,846
Mexico	1,844	—	1,886
Australia	392	—	291
Total revenues	$216,818	$—	$202,598
Segment income (loss) from operations
United States excluding All Points	$15,679	$(22,018)	$(51,467)
All Points	481	—	598
Canada	1,062	—	3,760
Mexico	127	—	200
Australia	(133)	—	(76)
Total income (loss) from operations	$17,216	$(22,018)	$(46,985)

	Successor		Predecessor
	Six Months Ended June 30, 2015	One Day Ended June 30, 2014	Six Months Ended June 29, 2014
Revenues
United States, excluding All Points	$311,942	$—	$269,009
All Points	10,741	—	10,238
Canada	70,549	—	73,867
Mexico	3,555	—	3,620
Australia	727	—	643
Total revenues	$397,514	$—	$357,377
Segment income (loss) from operations
United States excluding All Points	$12,956	$(22,018)	$(44,830)
All Points	815	—	896
Canada	791	—	4,214
Mexico	263	—	446
Australia	(559)	—	(114)
Total income (loss) from operations	$14,266	$(22,018)	$(39,388)

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

The tables below present assets and cash equivalents as of June 30, 2015 and December 31, 2014.

	As of	As of
	June 30, 2015	December 31, 2014
Assets
United States excluding All Points	$1,573,932	$1,522,371
All Points	16,139	16,108
Canada	338,042	346,691
Mexico	15,110	15,886
Australia	1,941	1,957
Total Assets	$1,945,164	$1,903,013

	As of	As of
	June 30, 2015	December 31, 2014
Cash and cash equivalents
United States excluding All Points	$2,718	$13,192
All Points	684	696
Canada	3,019	3,186
Mexico	924	1,396
Australia	252	15
Total Cash and cash equivalents	$7,597	$18,485

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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

Merger Transaction
On June 30, 2014, affiliates of CCMP Capital Advisors, LLC (“CCMP”) and Oak Hill Capital Partners III, L.P., Oak Hill Capital Management Partners III, L.P. and OHCP III HC RO, L.P. (collectively. “Oak Hill Funds”), together with certain current and former members of Hillman’s management, consummated a merger transaction (the “Merger Transaction”) pursuant to the terms and conditions of an Agreement and Plan of Merger dated as of May 16, 2014. As a result of the Merger Transaction, The Hillman Companies, Inc. remained a wholly-owned subsidiary of OHCP HM Acquisition Corp., which changed its name to HMAN Intermediate II Holdings Corp. (“Predecessor Holdco”), and became a wholly-owned subsidiary of HMAN Group Holdings Inc. (“Successor Holdco” or “Holdco”). The total consideration paid in the Merger Transaction was approximately $1.5 billion including repayment of outstanding debt and including the value of the Company’s outstanding junior subordinated debentures ($105.4 million liquidation value at the time of the Merger Transaction).
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
The Company’s condensed consolidated statements of comprehensive loss, cash flows, and stockholders’ equity for the periods presented prior to June 30, 2014 are referenced herein as the predecessor financial statements (the “Predecessor”). The Company’s condensed consolidated balance sheet as of June 30, 2015 and its related statements of comprehensive loss, cash flows, and stockholders’ equity for the periods presented subsequent to the Merger Transaction are referenced herein as the successor financial statements (the “Successor”).

Financing Arrangements
On June 30, 2014, Hillman Companies and certain of its subsidiaries closed on a $620.0 million senior secured credit facility (the “Senior Facilities”), consisting of a $550.0 million term loan and a $70.0 million revolving credit facility (“Revolver”). The term loan portion of the Senior Facilities has a seven year term and the Revolver has a five year term. For the first fiscal quarter after June 30, 2014, the Senior Facilities provided term loan borrowings at interest rates based on LIBOR plus a LIBOR Spread of 3.50%, or an Alternate Base Rate (“ABR”) plus an ABR Spread of 2.50%. The LIBOR is subject to a minimum floor rate of 1.00% and the ABR is subject to a minimum floor of 2.00%. Additionally, the Senior Facilities provide Revolver borrowings at interest rates based on LIBOR plus a LIBOR Spread of 3.25%, or an ABR plus an ABR Spread of 2.25%. There is no minimum floor rate for Revolver loans. After the initial fiscal quarter, the borrowing rate shall be adjusted quarterly on a prospective basis on each adjustment date based upon total leverage ratio for initial term loans and the senior secured leverage ratio for Revolver loans. For the fiscal quarter beginning after June 30, 2015, the term loan borrowings will be at an adjusted interest rate of 4.50%. The Revolver loans were at an adjusted interest rate of 3.53% at June 30, 2015.
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
The Senior Facilities provide for customary events of default, including but not limited to, payment defaults, breach of representations or covenants, cross-defaults, bankruptcy events, failure to pay judgments, attachment of its assets, change of control, and the issuance of an order of dissolution. Certain of these events of default are subject to notice and cure periods or materiality thresholds. The Company is also required to comply, in certain circumstances, with a senior secured net leverage ratio covenant. This covenant only applies if, at the end of a fiscal quarter, there are outstanding Revolver borrowings in excess of 35% of the total revolving commitments. As of June 30, 2015, the Revolver loan amount of $44.0 million and outstanding letters of credit of $4.5 million represented 69% of total revolving commitments and this financial covenant was in effect. The occurrence of an event of default permits the lenders under the Senior Facilities to accelerate repayment of all amounts due. The Company was in compliance with all provisions and covenants of the Senior Facilities as of June 30 2015.

Results of Operations
The following analysis of results of operations includes a brief discussion of the factors that affected the Company’s operating results and a comparative analysis of the three months ended June 30, 2015, the one day ended June 30, 2014, and the three months ended June 29, 2014.

	Successor				Predecessor
	Three Months Ended June 30, 2015		One Day Ended June 30, 2014		Three Months Ended June 29, 2014
(dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Net sales	$216,818	100.0%	$—	n/a	$202,598	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	118,987	54.9%	—	n/a	103,927	51.3%
Selling	27,248	12.6%	—	n/a	28,195	13.9%
Warehouse & delivery	26,437	12.2%	—	n/a	22,248	11.0%
General & administrative	10,859	5.0%	—	n/a	11,755	5.8%
Stock compensation	53	—%	—	n/a	38,721	19.1%
Transaction, acquisition and integration (a)	92	—%	22,018	n/a	31,681	15.6%
Depreciation	6,971	3.2%	—	n/a	7,281	3.6%
Amortization	9,518	4.4%	—	n/a	5,549	2.7%
Management fees to related party	155	0.1%	—	n/a	15	—%
Other expense (income)	(718)	(0.3)%	—	n/a	211	0.1%
Income (loss) from operations	17,216	7.9%	(22,018)	n/a	(46,985)	(23.2)%
Interest expense, net	12,618	5.8%	—	n/a	11,605	5.7%
Interest expense on junior subordinated notes	3,152	1.5%	—	n/a	3,153	1.6%
Investment income on trust common securities	(94)	—%	—	n/a	(94)	—%
Income (loss) before income taxes	1,540	0.7%	(22,018)	n/a	(61,649)	(30.4)%
Income tax expense (benefit)	6,083	2.8%	(6,228)	n/a	(21,185)	(10.5)%
Net loss	$(4,543)	(2.1)%	$(15,790)	n/a	$(40,464)	(20.0)%

(a)	Represents expenses for investment banking, legal, and other professional fees incurred in connection with the Merger Transaction.

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
Hillman is exposed to the risk of unfavorable changes in foreign currency exchange rates for the U.S. dollar versus local currency of our suppliers located primarily in China and Taiwan. Hillman purchases a significant amount of our products for resale from multiple vendors located in China and Taiwan. The purchase price of these products is routinely negotiated in U.S. dollar amounts rather than the local currency of the vendors and our suppliers’ profit margins decrease when the U.S. dollar declines in value relative to the local currency. This puts pressure on our suppliers to increase prices to us. The U.S. dollar declined in value relative to the Chinese renminbi by approximately 2.94% in 2013, increased by 0.46% in 2014, and has decreased 0.02% for the period ended June 30, 2015. The U.S. dollar increased in value relative to the Taiwan dollar by approximately 3.75% in 2013, increased by 5.82% in 2014, and has increased by 0.27% for the period ended June 30, 2015.
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
The Three Month Successor Period Ended June 30, 2015 vs the Three Month Predecessor Period Ended June 29, 2014
Net Sales
The Successor net sales for the second quarter of 2015 were $216.8 million, an increase of $14.2 million compared to the Predecessor net sales of $202.6 million for the second quarter of 2014. The increase in revenue was primarily the result of strong comparable store performance in retail channels and the introduction of a new line of nails, deck screws, and drywall screws (the "NDD line") which provided approximately $12.2 million of the total increase in net sales. This was partially offset by a decrease in net sales in Canada as a result of a decline in the value of the Canadian dollar and the second quarter of fiscal 2015 contained one less selling day than the prior year's second quarter.
Cost of Sales
The Company’s cost of sales was $119.0 million, or 54.9% of net sales, in the second quarter of 2015, an increase of $15.1 million compared to $103.9 million, or 51.3% of net sales, in the second quarter of 2014. The primary reasons for the increase in cost of sales in the second quarter of 2015 compared to the second quarter of 2014 were the higher sales volume, the initial start-up costs associated with the introduction of the new NDD line and the higher product costs in the Hillman Canada division as a result of the unfavorable currency exchange on their inventory purchases made in U.S. dollar transactions. The initial start-up costs of the new NDD line were negatively impacted by a reliance on domestic product sourcing as well as airfreight costs which resulted from expediting product shipments from our Asian vendors.
Expenses
Operating expenses were lower for the Successor three months ended June 30, 2015 than the Predecessor three months ended June 29, 2014. The primary reason for the decrease in operating expenses was the large amount of stock compensation and transaction expenses incurred during the second quarter of 2014 in connection with the Merger Transaction which were partially offset by an increase in incremental costs in the second quarter of 2015 resulting from higher sales volume together with higher amortization expense related to intangible assets acquired in connection with the Merger Transaction. The following changes in underlying trends impacted the change in operating expenses:

•
Selling expense was $27.2 million, or 12.6% of net sales, in the second quarter of 2015, a decrease of $0.9 million compared to $28.2 million, or 13.9% of net sales, in the second quarter of 2014. The decrease in selling expense was primarily the result of lower employee benefit costs for medical and workers' compensation expense.

•
Warehouse and delivery expenses were $26.4 million, or 12.2% of net sales, in the second quarter of 2015, an increase of $4.2 million compared to warehouse and delivery expenses of $22.2 million, or 11.0% of net sales, in the second quarter of 2014. In the second quarter of 2015, higher warehouse and delivery expenses were attributable to the higher sales volume and the operating costs for a separate distribution center dedicated to the shipment of the new NDD line.

•
General and administrative (“G&A”) expenses were $10.9 million in the second quarter of 2015, a decrease of $0.9 million compared to $11.8 million in the second quarter of 2014. The G&A expenses in the 2014 period were higher than the 2015 period primarily as a result of compensation cost of approximately $2.7 million related to the Merger Transaction that was partially offset by an increase in management restructuring and severance costs in the 2015 period.

•
Stock compensation expense was $0.1 million in the second quarter of 2015 compared to $38.7 million in the second quarter of 2014 as a result of differences in the separate option plans in effect during the two periods. The stock compensation expense in the 2014 period resulted from an increase in the fair value of the underlying common stock and accelerated vesting of stock options in connection with the Merger Transaction.

•
Amortization expense was $9.5 million in the second quarter of 2015 compared to $5.5 million in the second quarter of 2014. The increase in amortization was the result of an increase in intangible assets subject to amortization acquired in the Merger Transaction.

•
Transaction, acquisition & integration expenses were $0.1 million in the second quarter of 2015 compared to $31.7 million in the second quarter of 2014. Expenses in the second quarter of 2014 represent costs for investment banking, legal, and other expenses incurred in connection with the Merger Transaction.

•
Interest expense, net, was $12.6 million in the second quarter of 2015 compared to $11.6 million in the second quarter of 2014. The increase in interest expense in the second quarter of 2015 was primarily the result of the increase in debt in connection with the Merger Transaction.

•
Other income was $0.7 million in the second quarter of 2015 compared to the other expense of $0.2 million in the second quarter of 2014. The increase in other income in the second quarter of 2015 was due to the gains on FX forward currency contracts, gain on interest rate swaps when adjusted to fair value, and the gain on sale of fixed assets which were partially offset by foreign exchange losses.

The One Day Successor Period Ended June 30, 2014

The Merger Transaction was consummated on June 30, 2014 and no revenue or operating expenses were incurred in this one day period. Transaction expenses of $22.0 million represent costs for legal, professional, diligence, and other expenses incurred by the Successor in connection with the Merger Transaction.

Results of Operations (continued)
The following analysis of results of operations includes a brief discussion of the factors that affected the Company’s operating results and a comparative analysis of the six months ended June 30, 2015, the one day ended June 30, 2014, and the six months ended June 29, 2014.

	Successor				Predecessor
	Six Months Ended June 30, 2015		One Day Ended June 30, 2014		Six Months Ended June 29, 2014
(dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Net sales	$397,514	100.0%	$—	n/a	$357,377	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	222,335	55.9%	—	n/a	183,342	51.3%
Selling	55,171	13.9%	—	n/a	55,312	15.5%
Warehouse & delivery	48,771	12.3%	—	n/a	41,449	11.6%
General & administrative	22,096	5.6%	—	n/a	20,772	5.8%
Stock compensation	257	0.1%	—	n/a	39,229	11.0%
Transaction, acquisition and integration (a)	257	0.1%	22,018	n/a	31,681	8.9%
Depreciation	14,508	3.6%	—	n/a	14,149	4.0%
Amortization	19,035	4.8%	—	n/a	11,093	3.1%
Management fees to related party	306	0.1%	—	n/a	15	—%
Other expense (income)	512	0.1%	—	n/a	(277)	(0.1)%
Income (loss) from operations	14,266	3.6%	(22,018)	n/a	(39,388)	(11.0)%
Interest expense, net	25,244	6.4%	—	n/a	23,150	6.5%
Interest expense on junior subordinated notes	6,305	1.6%	—	n/a	6,305	1.8%
Investment income on trust common securities	(189)	—%	—	n/a	(189)	(0.1)%
Loss before income taxes	(17,094)	(4.3)%	(22,018)	n/a	(68,654)	(19.2)%
Income tax benefit	(2,686)	(0.7)%	(6,228)	n/a	(24,128)	(6.8)%
Net loss	$(14,408)	(3.6)%	$(15,790)	n/a	$(44,526)	(12.5)%

(a)	Represents expenses for investment banking, legal, and other professional fees incurred in connection with the Merger Transaction.

The Six Month Successor Period Ended June 30, 2015 vs the Six Month Predecessor Period Ended June 29, 2014
Net Sales

Net sales for the first six months of 2015 were $397.5 million, an increase of $40.1 million compared to net sales of $357.4 million for the first six months of 2014. The increase in revenue was primarily the result of strong comparable store performance in retail channels, three more selling days in the 2015 six month period, and the introduction of the new NDD line that provided approximately $23.9 million of additional sales in the 2015 period.
Cost of Sales
The Company’s cost of sales was $222.3 million, or 55.9% of net sales, in the first six months of 2015, an increase of $39.0 million compared to $183.3 million, or 51.3% of net sales, in the first six months of 2014. The primary reasons for the increase in cost of sales in the first six months of 2015 compared to the first six months of 2014 were the higher sales volume, the high initial start-up costs associated with the introduction of the new NDD line and the higher product costs in the Hillman Canada division as a result of the unfavorable currency exchange on their inventory purchases made in U.S dollar transactions. The initial start-up costs of the new NDD line included higher domestic sourcing and airfreight costs of approximately $10.4 million to procure the product.

Expenses
Operating expenses were lower for the Successor six months ended June 30, 2015 than the Predecessor six months ended June 29, 2014. The primary reason for the decrease in operating expenses was the 2014 costs for administrative, stock compensation, and transaction expense which were incurred in connection with the Merger Transaction. The 2015 period does include incremental costs resulting from higher sales volume together with higher amortization expense related to intangible assets acquired in connection with the Merger Transaction. The following changes in underlying trends impacted the change in operating expenses:

•
Selling expense was $55.2 million, or 13.9% of net sales, in the first six months of 2015, a decrease of $0.1 million compared to $55.3 million, or 15.5% of net sales, in the first six months of 2014. The small change in selling expense was the result of higher sales service payroll costs and higher travel costs which were offset by a reduction in employee benefit costs for medical and worker's compensation and a decrease in the cost of customer displays.

•
Warehouse and delivery expenses were $48.8 million, or 12.3% of net sales, in the first six months of 2015, an increase of $7.3 million compared to warehouse and delivery expenses of $41.4 million, or 11.6% of net sales, in the first six months of 2014. In the first six months of 2015, higher warehouse and delivery expenses were attributable to the higher sales volume and the operating costs for a separate distribution center dedicated to the shipment of the new NDD line. In particular, the Company experienced an increase in warehouse labor, rent, freight, and delivery expense in the first six months of 2015.

•
General and administrative (“G&A”) expenses were $22.1 million in the first six months of 2015, an increase of $1.3 million compared to $20.8 million in the first six months of 2014. The G&A expenses in the 2015 period were higher than the prior year period as a result of management restructuring and severance costs which were offset by lower salary, bonus and medical claim costs compared to the 2014 period. The prior year period also included approximately $2.7 million of compensation related expense from the Merger Transaction.

•
Stock compensation expense was $0.3 million in the first six months of 2015 compared to $39.2 million in the first six months of 2014 as a result of differences in the separate option plans in effect during the two periods. The stock compensation expense in the 2014 period resulted from an increase in the fair value of the underlying common stock and accelerated vesting of stock options in connection with the Merger Transaction.

•
Depreciation expense was $14.5 million in the first six months of 2015 compared to $14.1 million in the first six months of 2014. The increase in depreciation expense was attributable to an increase in the value of fixed assets in connection with the Merger Transaction.

•
Amortization expense was $19.0 million in the first six months of 2015 compared to $11.1 million in the first six months of 2014. The increase in amortization was the result of an increase in intangible assets subject to amortization acquired in the Merger Transaction.

•
Transaction, acquisition & integration expenses were $0.3 million in the first six months of 2015 compared to $31.7 million in the first six months of 2014. The first six months of 2014 contain costs for investment banking, legal, and other expenses incurred in connection with the Merger Transaction.

•
Interest expense, net, was $25.2 million in the first six months of 2015 compared to $23.2 million in the first six months of 2014. The increase in interest expense in the first six months of 2015 was primarily the result of the increase in debt acquired in connection with the Merger Transaction.

•
Other expense was $0.5 million in the first six months of 2015 compared to the other income of $0.3 million in the first six months of 2014. The increase in expense was due to the loss on interest rate swaps when adjusted to fair value which were partially offset by gains on FX forward currency contracts.

The One Day Successor Period Ended June 30, 2014

The Merger Transaction was consummated on June 30, 2014 and no revenue or operating expenses were incurred in this one day period. Transaction expenses of $22.0 million represent costs for legal, professional, diligence, and other expenses incurred by the Successor in connection with the Merger Transaction.

Results of Operations – Operating Segments

The following table provides supplemental information regarding our net sales and profitability by operating segment for the three and six months ended June 30, 2015 and 2014 (in 000’s):

	Successor		Predecessor	Successor		Predecessor
	Three Months Ended June 30, 2015	One Day Ended June 30, 2014	Three Months Ended June 29, 2014	Six Months Ended June 30, 2015	One Day Ended June 30, 2014	Six Months Ended June 29, 2014
Revenues
United States, excluding All Points	$167,821	$—	$150,901	$311,942	$—	$269,009
All Points	5,628	—	5,674	10,741	—	10,238
Canada	41,133	—	43,846	70,549	—	73,867
Mexico	1,844	—	1,886	3,555	—	3,620
Australia	392	—	291	727	—	643
Total revenues	$216,818	$—	$202,598	$397,514	$—	$357,377
Segment income (loss) from operations
United States excluding All Points	$15,679	$(22,018)	$(51,467)	$12,956	$(22,018)	$(44,830)
All Points	481	—	598	815	—	896
Canada	1,062	—	3,760	791	—	4,214
Mexico	127	—	200	263	—	446
Australia	(133)	—	(76)	(559)	—	(114)
Total income (loss) from operations	$17,216	$(22,018)	$(46,985)	$14,266	$(22,018)	$(39,388)
The Three Month Successor Period Ended June 30, 2015 vs the Three Month Predecessor Period Ended June 29, 2014

Net Sales
Net sales for the three months ended June 30, 2015 increased $14.2 million compared to the net sales for the three months ended June 29, 2014. The United States, excluding All Points operating segment generated increased net sales of $16.9 million. The increase in net sales of this operating segment was primarily the result of strong comparable store performance in retail channels and the introduction of the new NDD line. The Canada net sales decreased $2.7 million as a result of unfavorable foreign exchange in the conversion of Canadian dollars to U.S. dollars. In addition, the net sales of all operating segments were hindered by one less selling day in the 2015 period compared to the 2014 period.
Cost of Sales
Cost of sales for the U.S. segment was $86.1 million, or 51.3% of net sales, in the three months ended June 30, 2015, compared to $71.3 million, or 47.3% of net sales, in the three months ended June 30, 2014. Cost of sales for the Canada segment was $27.5 million, or 66.8% of net sales in the three months ended June 30, 2015 compared to $27.5 million, or 62.6% of net sales, in the three months ended June 30, 2014. The primary reasons for the U.S. segment's increase in cost of sales in the second quarter of 2015 compared to the second quarter of 2014 were the higher sales volume and the initial start-up costs of approximately $5.1 million associated with the introduction of the new NDD line. The Canada segment cost of sales increased as a percentage of net sales in the second quarter of 2015 as a result of higher U.S. dollar denominated product costs and unfavorable currency exchange rates between the Canadian dollar and U.S. dollar.

Expenses
Operating expenses were approximately $80.6 million in the three months ended June 30, 2015, a decrease of $65.1 million, compared to $145.7 million in the three months ended June 29, 2014. The decrease in operating expenses in the 2015 period was primarily attributable to the Merger Transaction related costs incurred in 2014 of $38.7 million for stock compensation and $31.7 million for transaction costs. This was partially offset by additional operating costs associated with higher sales volume, an increase in amortization expense, start-up costs of the new NDD line, and management restructuring and severance related expenses. The majority of the higher operating expenses were incurred in the United States, excluding All Points operating segment.

•
Selling, general, and administrative (“SG&A”) expense for the U.S. segment was $51.1 million in the three months ended June 30, 2015, a decrease of $35.9 million, compared to $87.0 million in the three months ended June 30, 2014. The decrease in SG&A expense was due to the stock compensation expense of $38.7 million in the 2014 period which was partially offset by higher selling and warehouse costs in the 2015 period related to the higher sales volume together with the management restructuring and severance expense. The SG&A expense of the other operating segments was comparable to the prior year period.

•
Depreciation and amortization expense for the U.S. segment was $15.5 million in the three months ended June 30, 2015 compared to $11.9 million in the three months ended June 30, 2014. Depreciation and amortization expense in the Canada segment was $0.8 million in the three months ended June 30, 2015 compared to $0.8 million in the three months ended June 30, 2014. The primary reason for the increased expense in the 2015 period was the increase in the value of intangible assets subject to amortization due to the Merger Transaction.

The Six Month Successor Period Ended June 30, 2015 vs the Six Month Predecessor Period Ended June 29 2014
Net Sales
Net sales for first six months of 2015 increased $40.1 million compared to the net sales for the six months ended June 29, 2014. The United States, excluding All Points operating segment generated increased net sales of $42.9 million. The increase in net sales of this operating segment was primarily the result of strong comparable store performance in retail channels and the introduction of the new NDD line. The Canada net sales decreased $3.3 million as a result of unfavorable foreign exchange in the conversion of Canadian dollars to U.S. dollars. In addition, the net sales of all operating segments benefited from three additional selling days in the 2015 period compared to the 2014 period.
Cost of Sales
Cost of sales for the U.S. segment was $165.1 million, or 52.9% of net sales, in the six months ended June 30, 2015, compared to $127.9 million, or 47.6% of net sales, in the six months ended June 29, 2014. Cost of sales for the Canada segment was $47.0 million, or 66.6% of net sales in the six months ended June 30, 2015 compared to $46.0 million, or 62.2% of net sales, in the six months ended June 29, 2014. The primary reason for the U.S. segment's increase in cost of sales expressed as a percentage of sales in the first six months of 2015 compared to the first six months of 2014 was the high initial start-up costs associated with the introduction of the new NDD line. The Canada segment cost of sales increased as a percentage of net sales in the first six months of 2015 as a result of higher U.S. dollar denominated product costs and unfavorable currency exchange rates between the Canadian dollar and U.S. dollar.
Expenses
Operating expenses were approximately $160.9 million in the six months ended June 30, 2015 compared to $213.4 million in the six months ended June 29, 2014. The decrease in operating expenses in the 2015 period was primarily attributable to the Merger Transaction related costs incurred in 2014 of $39.2 million for stock compensation and $31.7 million for transaction costs. This was partially offset by additional operating costs associated with higher sales volume, an increase in amortization expense, start-up costs of the new NDD line, and management restructuring and severance related expenses. The majority of the higher operating expenses in 2014 were incurred in the United States, excluding All Points operating segment.

•
Selling, general, and administrative expense for the U.S. segment was $100.9 million in the six months ended June 30, 2015 compared to $131.0 million in the six months ended June 29, 2014. The decrease in SG&A expense was due to the stock compensation expense of $39.2 million in the 2014 period which was partially offset by higher warehouse costs in the 2015 period related to the higher sales volume together with the management restructuring and severance expense. The SG&A expense of the other operating segments was comparable to the prior year period.

•
Depreciation and amortization expense for the U.S. segment was $31.4 million in the six months ended June 30, 2015 compared to $23.4 million in the six months ended June 29, 2014. Depreciation and amortization expense in the Canada segment was $1.8 million in the six months ended June 30, 2015 compared to $1.7 million in the six months ended June 29, 2014. The primary reason for the increased expense in the 2015 period was the increase in the value of intangible assets subject to amortization due to the Merger Transaction.

Income Taxes

In the six month Successor period ended June 30, 2015, the Company recorded an income tax benefit of $2.7 million on a pre-tax loss of $17.1 million. In the three month Successor period ended June 30, 2015, the Company recorded an income tax provision of $6.1 million on a pre-tax income of $1.5 million. The effective income tax rates were 15.7% and 395.0% for the six and three month Successor periods ended June 30, 2015.

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

The difference between the effective income tax rate and the federal statutory rate in the six and three month Successor periods ended June 30, 2015 was affected by a valuation reserve recorded to offset the deferred tax assets of a foreign subsidiary. The effective income tax rate in the six and three month Successor periods ended June 30, 2015 was also affected by the change, in the second quarter, of the estimated annual effective tax rate used to compute the interim tax provision as required by ASC 740-270, the accounting guidance established for computing income taxes in interim periods. The net effect of the change was recorded in the current period as required by the accounting standard. The remaining differences between the effective income tax rate and the federal statutory rate in the six and three month Successor periods ended June 30, 2015 was primarily due to state and foreign income taxes.

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

Liquidity and Capital Resources

Cash Flows
The statements of cash flows reflect the changes in cash and cash equivalents for the Successor six months ended June 30, 2015, Successor one day ended June 30, 2014, and the Predecessor six month period ended June 29, 2014 by classifying transactions into three major categories: operating, investing, and financing activities.

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
Operating Activities
Net cash used by operating activities for the six months ended June 30, 2015 was $32.5 million and was the result of the net loss adjusted for non-cash items of $32.5 million for depreciation, amortization, gain on dispositions of property and equipment, deferred taxes, deferred financing, stock-based compensation, other non-cash interest, and change in value of interest rate swap which was offset by cash related adjustments of $50.5 million for routine operating activities, represented by changes in accounts receivable, inventories, accounts payable, accrued liabilities, and other items. During the six months ended June 30, 2015, routine operating activities used cash through an increase in accounts receivable of $32.0 million, and an increase in inventories of $55.6 million. This was partially offset by an increase in accounts payable of $28.5 million, an increase in other accrued liabilities of $2.4 million and a decrease in other assets of $6.2 million. In the first six months of 2015, the seasonal increases in accounts receivable and inventory, and effects of the NDD line roll-out, were the primary uses of cash flow from operating activities for the period.
Net cash provided by operating activities for the six months ended June 29, 2014 of $11.7 million was the result of the net loss adjusted for non-cash items of $41.3 million for depreciation, amortization, deferred taxes, deferred financing, and stock-based compensation together with cash related adjustments of $14.9 million for routine operating activities represented by changes in accounts receivable, inventories, accounts payable, accrued liabilities, and other assets. In the first six months of 2014, routine operating activities used cash through an increase in accounts receivable of $25.2 million, an increase in inventories of $17.9 million, and an increase in other items of $3.8 million. This was partially offset by an increase in accounts payable of $20.8 million, an increase in other accrued liabilities of $31.2 million, a decrease in other assets of $8.8 million, and an increase of $1.0 million in interest payable on the junior subordinated debentures. In the first six months of 2014, increases in the accounts payable and accrued liabilities provided cash that was primarily used for seasonal increases in accounts receivable and inventory.
Investing Activities
Net cash used by investing activities for the six months ended June 30, 2015 was $12.0 million and consisted of capital expenditures of $14.3 million offset by $2.3 million of proceeds from the sale of property and equipment. Capital expenditures consisted of $5.9 million for key duplicating machines, $3.5 million for engraving machines, $2.7 million for computer software and equipment, and $2.2 million for machinery and equipment.
Net cash used for investing activities was $12.9 million for the six months ended June 29, 2014. Capital expenditures for the six months ended June 29, 2014 totaled $12.9 million, consisting of $6.7 million for key duplicating machines, $2.9 million for engraving machines, $2.8 million for computer software and equipment, and $0.5 million for machinery and equipment.

Financing Activities
Net cash provided by financing activities was $41.0 million for the six months ended June 30, 2015. The borrowings on revolving credit loans provided $44.0 million. The Company used cash to pay $2.8 million in principal payments on the senior term loans under the Senior Facilities and $0.1 million in principal payments under capitalized lease obligations. The Company used $0.5 million of cash to purchase shares from a former member of management and received cash of $0.4 million from the sale of stock.

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
The Company’s working capital (current assets minus current liabilities) position of $270.8 million as of June 30, 2015 represents an increase of $39.5 million from the December 31, 2014 level of $231.3 million.

Contractual Obligations
The Company’s contractual obligations in thousands of dollars as of June 30, 2015 were as follows:

		Payments Due
Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Junior Subordinated Debentures (1)	$130,206	$—	$—	$—	$130,206
Interest on Jr Subordinated Debentures	149,835	12,231	24,463	24,463	88,678
Senior Term Loans	544,500	5,500	11,000	11,000	517,000
Bank Revolving Credit Facility	44,000	—	—	44,000	—
6.375% Senior Notes	330,000	—	—	—	330,000
KeyWorks License Agreement	2,160	411	778	725	246
Interest Payments (2)	295,389	46,707	93,497	89,829	65,356
Operating Leases	57,331	9,687	12,700	9,116	25,828
Deferred Compensation Obligations	2,118	855	—	—	1,263
Capital Lease Obligations	568	242	257	69	—
Purchase Obligations (3)	671	350	321	—	—
Other Obligations	1,903	658	996	249	—
Uncertain Tax Position Liabilities	348	—	—	—	348
Total Contractual Cash Obligations (4)	$1,559,029	$76,641	$144,012	$179,451	$1,158,925

(1)	The junior subordinated debentures liquidation value is approximately $108,704.

(2)
Interest payments for borrowings under the Senior Facilities, the 6.375% Senior Notes, and Revolver borrowings. Interest payments on the variable rate Senior Term Loans were calculated using 5.70% for the notional amount of $130 million under interest rate swap agreements and the actual interest rate of 4.50% as of June 30, 2015 was used for the remaining amount of the Senior Term Loans. Interest payments on the 6.375% Senior Notes were calculated at their fixed rate.  Interest payments on the Revolver borrowings were calculated using the actual interest rate of 3.5%.

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

(4)
All of the contractual obligations noted above are reflected on the Company’s condensed consolidated balance sheet as of June 30, 2015 except for the interest payments, purchase obligations, and operating leases.

As of June 30, 2015, the Company had no material purchase commitments for capital expenditures.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Borrowings
As of June 30, 2015, the Company had $21.5 million available under the Senior Facilities. The Company had approximately $589.0 million of outstanding debt under its Senior Facilities at June 30, 2015, consisting of $544.5 million in a term loan, $44.0 million in Revolver borrowings, and $0.5 million in capitalized lease and other obligations. The term loan consisted of a $544.5 million Term B-2 Loan at an interest rate of 4.5%. The Revolver borrowings consisted of $44.0 million at an interest rate of 3.5% and the capitalized lease obligations were at various interest rates.
At June 30, 2015 and December 31, 2014, the Company’s borrowings were as follows:

	June 30, 2015			December 31, 2014
(dollars in thousands)	Facility Amount	Outstanding Amount	Interest Rate	Facility Amount	Outstanding Amount	Interest Rate
Term B-2 Loan		$544,500	4.50%		$547,250	4.50%
Revolving credit facility	$70,000	44,000	3.50%	$70,000	—	—
Capital leases & other obligations		506	various		607	various
Total secured credit		589,006			547,857
Senior notes		330,000	6.375%		330,000	6.375%
Total borrowings		$919,006			$877,857
Descriptions of the Company’s credit agreement governing the Senior Facilities, as amended, and the Senior Notes are contained in the “Financing Arrangements” section of this report on Form 10-Q.

Non-GAAP Performance Measures

Pro-forma Adjusted EBITDA is not a presentation made in accordance with U.S. generally accepted accounting principles (“GAAP”), and as such, should not be considered a measure of financial performance or condition, liquidity or profitability. It should not be considered an alternative to GAAP-based net income or income from operations or operating cash flows. Further, because not all companies use identical calculations, amounts reflected by Hillman as Pro-forma Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Management believes the information shown below is relevant as it presents the amounts used to calculate covenants which are provided to our lenders. Non-compliance with our debt covenants could result in the requirement to immediately repay all amounts outstanding under such agreements.
Terms of the Senior Facilities subject the Company to a revolving facility test condition whereby a senior secured leverage ratio covenant of no greater than 6.5 times last twelve months Pro-forma Adjusted EBITDA comes into effect if more than 35% of the total Revolver commitment is drawn or utilized in letters of credit at the end of a fiscal quarter. If this covenant comes into effect, it may restrict the Company’s ability to incur debt, make investments, pay dividends to holders of the Trust Preferred Securities, or undertake certain other business activities. As of June 30, 2015, the total revolving credit commitment of the Company was 69% utilized. Below are the calculations of the financial covenant with the Senior Facilities requirement for the twelve trailing months ended June 30, 2015:

(dollars in thousands)	Actual	Ratio Requirement
Secured Leverage Ratio
Term B-2 Loan	$544,500
Revolving credit facility	44,000
Capital leases & other obligations	506
Cash and cash equivalents	(7,597)
Total debt	581,409
Pro-forma Adjusted EBITDA (1)	129,860
Leverage ratio (must be below requirement)	4.48	6.50
(1) Pro-forma Adjusted EBITDA for the twelve months ended June 30, 2015 is presented in the following pro-forma Adjusted EBITDA section.

Pro-forma Adjusted EBITDA

The reconciliation of Net Loss to Adjusted EBITDA for the three and six months ended June 30, 2015 and 2014 and reconciliation of Net Loss to Pro-forma Adjusted EBITDA for the year ended December 31, 2014 and the twelve trailing months ("TTM") ended June 30, 2015 and 2014 follows:

	Three Months Ended		Six Months Ended		Year	TTM	TTM
	June 30,	June, 30	June 30,	June, 30	Ended	June 30,	June 30,
	2015	2014	2015	2014	2014 (1)	2015	2014 (2)
Net loss	$(4,543)	$(56,254)	$(14,408)	$(60,316)	$(63,463)	$(17,555)	$(61,542)
Income tax expense (benefit)	6,083	(27,413)	(2,686)	(30,356)	(30,316)	(2,646)	(28,245)
Interest expense, net	12,618	11,605	25,244	23,150	50,400	52,494	47,233
Interest expense on junior subordinated debentures	3,152	3,153	6,305	6,305	12,610	12,610	12,610
Investment income on trust common securities	(94)	(94)	(189)	(189)	(378)	(378)	(378)
Depreciation	6,971	7,281	14,508	14,149	31,426	31,785	27,130
Amortization	9,518	5,549	19,035	11,093	30,221	38,163	22,200
EBITDA	33,705	(56,173)	47,809	(36,164)	30,500	114,473	19,008

Stock compensation expense	53	38,721	257	39,229	39,904	932	43,394
Management fees	155	15	306	15	291	582	92
Foreign exchange (gain) loss	1,052	101	921	76	(550)	295	491
Acquisition and integration expense	92	56,509	257	56,905	57,834	1,186	61,361
Legal fees and settlements	369	306	884	506	1,170	1,548	506
Restructuring costs	2,445	71	5,620	106	1,303	6,817	3,329
Other adjustments	(279)	9	1,264	52	986	2,198	653
Adjusted EBITDA	$37,592	$39,559	$57,318	$60,725	$131,438	$128,031	$128,834

Pro-forma purchasing savings (3)					3,322	1,174	6,480
2015 costs to enter NDD market					—	655	—
2013 facilities closures (4)					—	—	335
Paulin Acquisition synergies (5)					—	—	287
Pro-forma Adjusted EBITDA					$134,760	$129,860	$135,936

1) For purposes of the Pro-forma Adjusted EBITDA computation, the predecessor six month period ended June 29, 2014 was combined with the successor six month period ended December 31, 2014.

2) For purposes of the Pro-forma Adjusted EBITDA computation, the predecessor twelve month period ended June 29, 2014 was combined with the successor one day period ended June 30, 2014.

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

5) Represents run-rate cost savings and synergies for actions taken with the Paulin Acquisition, including consolidation of a legacy-held facility in Canada.

Critical Accounting Policies and Estimates
Significant accounting policies and estimates are summarized in the notes to the condensed consolidated financial statements. Some accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts, and other information from outside sources, as appropriate. Management believes that these estimates and assumptions are reasonable based on the facts and circumstances as of June 30, 2015, however, actual results may differ from these estimates under different assumptions and circumstances.
There have been no material changes to our critical accounting policies and estimates which are discussed in the “Critical Accounting Policies and Estimates” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission. In addition, our most significant accounting policies are discussed in Note 2 and elsewhere in the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2014.

Item 3.
Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to the impact of interest rate changes as borrowings under the Senior Facilities bear interest at variable interest rates. It is the Company’s policy to enter into interest rate swap and interest rate cap transactions only to the extent considered necessary to meet our objectives.
Based on the Company’s exposure to variable rate borrowings at June 30, 2015, after consideration of the Company’s LIBOR floor rate and interest rate swap agreements, a one percent (1%) change in the weighted average interest rate for a period of one year would change the annual interest expense by approximately $4.6 million.
The Company is exposed to foreign exchange rate changes of the Australian, Canadian, and Mexican currencies as they impact the $150.8 million tangible and intangible net asset value of our Australian, Canadian, and Mexican subsidiaries as of June 30, 2015. The foreign subsidiaries net tangible assets were $72.9 million and the net intangible assets were $78.0 million as of June 30, 2015.
The Company utilizes foreign exchange forward contracts to manage the exposure to currency fluctuations in the Canadian dollar versus the U.S. Dollar. See Note 11, Derivatives and Hedging, of the Notes to the Condensed Consolidated Financial Statements.

Item 4.
Controls and Procedures
Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Executive Chairman and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, and solely as a result of the material weakness in internal control over financial reporting described below, the Company’s Executive Chairman and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report in ensuring that material information relating to the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Executive Chairman and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the entity’s annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. Management determined that the Company's internal control over financial reporting was not effective solely as a result of the material weakness described below which existed as of June 30, 2015. The material weakness also existed as of December 31, 2014.
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
The Company is not aware of any transactions that were improperly undertaken as a result of this material weakness and therefore does not believe that such material weakness had any material impact on the Company’s condensed consolidated financial statements.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2015 and that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. – Legal Proceedings.
We are subject to various claims and litigation that arise in the normal course of business. For a description of our material legal proceedings, see Note 5, Commitments and Contingencies, to our condensed consolidated financial statements included in Part I, item 1 in this Quarterly Report on Form 10-Q.
Item 1A – Risk Factors.
There have been no material changes to the risks related to the Company from those disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds.
Not Applicable
Item 3. – Defaults Upon Senior Securities.
Not Applicable
Item 4. – Mine Safety Disclosures.
Not Applicable
Item 5. – Other Information.
Not Applicable

Item 6. – Exhibits.

a)	Exhibits, including those incorporated by reference.

31.1 *	Certification of Executive Chairman pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act
31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act
32.1 *	Certification of Executive Chairman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1 *	Supplemental Consolidating Guarantor and Non-Guarantor Financial Information.
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the Securities and Exchange Commission on August 14, 2015, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, (iv) Condensed Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2015, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
THE HILLMAN COMPANIES, INC.

/s/ Jeffrey S. Leonard	/s/ Harold J. Wilder
Jeffrey S. Leonard	Harold J. Wilder
Chief Financial Officer	Controller
(Chief Accounting Officer)
DATE: August 14, 2015