Form 10-Q/A
period 2015-06-30
HILLMAN COMPANIES INC
filed 2015-08-17
CIK 1029831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1 to Form 10-Q)
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

EXPLANATORY NOTE

On August 14, 2015, The Hillman Companies, Inc. (the “Company”) filed its quarterly report on Form 10-Q for the quarterly period ended June 30, 2015 (the “Second Quarter 10-Q”).  This Form 10-Q/A amends the Second Quarter 10-Q referred to above to include revised versions of Exhibits 31.1 and 32.1.  This amendment on Form 10-Q/A does not change the previously reported financial statements or any of the other disclosures contained in the Second Quarter 10-Q.