Form 10-Q
period 2015-09-30
HILLMAN COMPANIES INC
filed 2015-11-16
CIK 1029831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
On November 16, 2015, 5,000 shares of the Registrant’s common stock were issued and outstanding and 4,217,724 Trust Preferred Securities were issued and outstanding by the Hillman Group Capital Trust. The Trust Preferred Securities trade on the NYSE Amex under symbol HLM.Pr.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(dollars in thousands)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$8,685	$18,485
Restricted investments	855	494
Accounts receivable, net	112,094	89,884
Inventories, net	253,370	204,723
Deferred income taxes, net	11,349	13,239
Other current assets	10,654	10,324
Total current assets	397,007	337,149
Property and equipment, net	110,402	114,531
Goodwill	616,935	621,560
Other intangibles, net	764,672	798,941
Restricted investments	1,213	1,750
Deferred financing fees, net	21,636	24,407
Investment in trust common securities	3,261	3,261
Other assets	4,536	1,414
Total assets	$1,919,662	$1,903,013
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$77,202	$66,462
Current portion of senior term loans	5,500	5,500
Current portion of capitalized lease and other obligations	212	207
Accrued expenses:
Salaries and wages	8,315	5,247
Pricing allowances	7,186	6,662
Income and other taxes	3,665	3,301
Interest	4,964	10,587
Deferred compensation	855	494
Other accrued expenses	10,789	7,423
Total current liabilities	118,688	105,883
Long term senior term loans	537,625	541,750
Bank revolving credit	51,000	—
Long term capitalized lease and other obligations	268	400
Long term senior notes	330,000	330,000
Junior subordinated debentures	129,960	130,685
Deferred compensation	1,213	1,750
Deferred income taxes, net	261,637	273,781
Other non-current liabilities	7,306	5,621
Total liabilities	1,437,697	1,389,870

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(dollars in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY (CONTINUED)	September 30, 2015	December 31, 2014
Commitments and contingencies (Note 5)
Stockholders’ Equity:
Preferred Stock:
Preferred stock, $.01 par, 5,000 shares authorized, none issued or outstanding at September 30, 2015 and December 31, 2014	—	—
Common Stock:
Common stock, $.01 par, 5,000 shares authorized, issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Additional paid-in capital	545,144	544,604
Accumulated deficit	(33,385)	(18,937)
Accumulated other comprehensive loss	(29,794)	(12,524)
Total stockholders’ equity	481,965	513,143
Total liabilities and stockholders’ equity	$1,919,662	$1,903,013
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(dollars in thousands)

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014 (Adjusted)

Net sales	$209,933	$195,956
Cost of sales (exclusive of depreciation and amortization shown separately below)	113,840	99,655
Selling, general and administrative expenses	65,877	57,990
Transaction, acquisition and integration expenses	—	79
Depreciation	7,611	8,977
Amortization	9,488	9,580
Management fees to related party	156	138
Other expense (income)	2,528	(1,026)
Income from operations	10,433	20,563
Interest expense, net	12,603	14,674
Interest expense on junior subordinated debentures	3,152	3,152
Investment income on trust common securities	(95)	(94)
(Loss) income before income taxes	(5,227)	2,831
Income tax (benefit) expense	(5,187)	1,897
Net (loss) income	$(40)	$934
Net (loss) income from above	$(40)	$934
Other comprehensive loss:
Foreign currency translation adjustments	(6,385)	(4,880)
Total other comprehensive loss	(6,385)	(4,880)
Comprehensive loss	$(6,425)	$(3,946)
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(dollars in thousands)

	Successor		Predecessor
	Nine Months Ended September 30, 2015	Period from June 30, 2014 through September 30, 2014 (Adjusted)	Six Months Ended June 29, 2014

Net sales	$607,447	$195,956	$357,377
Cost of sales (exclusive of depreciation and amortization shown separately below)	336,175	99,655	183,342
Selling, general and administrative expenses	192,172	57,990	156,762
Transaction, acquisition and integration expenses	257	22,097	31,681
Depreciation	22,119	8,977	14,149
Amortization	28,523	9,580	11,093
Management fees to related party	462	138	15
Other expense (income)	3,040	(1,026)	(277)
Income (loss) from operations	24,699	(1,455)	(39,388)
Interest expense, net	37,847	14,674	23,150
Interest expense on junior subordinated debentures	9,457	3,152	6,305
Investment income on trust common securities	(284)	(94)	(189)
Loss before income taxes	(22,321)	(19,187)	(68,654)
Income tax benefit	(7,873)	(4,331)	(24,128)
Net loss	$(14,448)	$(14,856)	$(44,526)
Net loss (from above)	$(14,448)	$(14,856)	$(44,526)
Other comprehensive loss:
Foreign currency translation adjustments	(17,270)	(4,880)	(95)
Total other comprehensive loss	(17,270)	(4,880)	(95)
Comprehensive loss	$(31,718)	$(19,736)	$(44,621)
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Successor		Predecessor
	Nine months ended September 30, 2015	Period from June 30, 2014 through September 30, 2014 (Adjusted)	Six Months ended June 29, 2014
Cash flows from operating activities:
Net loss	$(14,448)	$(14,856)	$(44,526)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	50,642	18,557	25,242
(Gain) loss on sale of property and equipment	(551)	20	—
Deferred income taxes	(8,459)	(1,858)	(24,458)
Deferred financing and original issue discount amortization	2,046	1,250	1,374
Stock-based compensation expense	680	336	39,229
Other non-cash interest and change in value of interest rate swap	2,528	137	—
Changes in operating items:
Accounts receivable	(24,889)	1,927	(25,267)
Inventories	(56,100)	(7,546)	(17,851)
Other assets	(1,512)	(10,044)	8,799
Accounts payable	11,954	488	20,811
Interest payable on junior subordinated debentures	—	—	1,019
Other accrued liabilities	1,529	(27,841)	31,183
Other items, net	(507)	907	(3,843)
Net cash (used for) provided by operating activities	(37,087)	(38,523)	11,712
Cash flows from investing activities:
Proceeds from sale of property and equipment	2,230	—	—
Purchase of predecessor equity securities	—	(729,616)	—
Capital expenditures	(20,962)	(6,140)	(12,933)
Net cash used for investing activities	(18,732)	(735,756)	(12,933)
Cash flows from financing activities:
Borrowings of senior term loans	—	550,000	—
Repayments of senior term loans	(4,125)	(384,407)	(992)
Borrowings of senior notes	—	330,000	—
Repayment of senior notes	—	(265,000)	—
Proceeds from sale of successor equity securities	—	542,929	—
Capital contribution from board member	—	1,000	—
Financing fees, net	—	(26,355)	—
Borrowings on revolving credit loans	53,000	16,000	—
Repayments of revolving credit loans	(2,000)	(13,000)	—
Principal payments under capitalized lease obligations	(127)	(47)	(84)
Proceeds from Holdco sale of stock	400	—	474
Purchase of Holdco stock from a former member of management	(540)	—	—
Net cash provided by (used for) financing activities	46,608	751,120	(602)
Effect of exchange rate changes on cash	(589)	690	(116)
Net decrease in cash and cash equivalents	(9,800)	(22,469)	(1,939)
Cash and cash equivalents at beginning of period	18,485	33,030	34,969
Cash and cash equivalents at end of period	$8,685	$10,561	$33,030
Supplemental schedule of noncash activities:
Fixed assets acquired under capital lease	$53	$—	$241

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
(dollars in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2014	$—	$544,604	$(18,937)	$(12,524)	$513,143
Net loss	—	—	(14,448)	—	(14,448)
Change in cumulative foreign currency translation adjustment	—	—	—	(17,270)	(17,270)
Stock-based compensation	—	680	—	—	680
Purchase of 540 Holdco shares from former member of management	—	(540)	—	—	(540)
Proceeds from sale of 400 Holdco shares of stock	—	400	—	—	400
Balance at September 30, 2015	$—	$545,144	$(33,385)	$(29,794)	$481,965

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
The Company’s condensed consolidated statements of comprehensive loss, and cash flows for the periods presented prior to June 30, 2014 are referenced herein as the predecessor financial statements (the “Predecessor”). The Company’s condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014 and its related statements of comprehensive loss, cash flows, and stockholders’ equity for the periods presented subsequent to the Merger Transaction are referenced herein as the successor financial statements (the “Successor”).
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

The accompanying unaudited condensed consolidated financial statements present information in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. Management believes that the financial statements include all adjustments (consisting only of normal recurring accruals and adjustments) necessary for a fair presentation. Operating results for the nine months ended September 30, 2015 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report filed on Form 10-K for the year ended December 31, 2014.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

1.    Basis of Presentation (continued):

The following table indicates the pro-forma financial statements of the Company for the three and nine months ended September 30, 2015 and 2014, respectively (including transaction costs of $54,400). The pro-forma financial statements give effect to the Merger Transaction as if it had occurred on January 1, 2014.

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Net Sales	$209,933	$607,447	$195,956	$553,333
Net (Loss) Income	(40)	(14,448)	1,880	(67,293)
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
During the fourth quarter of 2014, the Company completed the purchase price allocation related to the Merger Transaction in accordance with ASC 805. ASC 805 requires the Company to retrospectively adjust the provisional amounts recognized at the acquisition date to reflect the information obtained about facts and circumstances that existed as of the acquisition date. As such, the Successor's depreciation was increased by $1,029, amortization was increased by $1,714, and income tax benefit was increased by $1,865 for the three month period ended September 30, 2014 and for the period from June 30, 2014 through September 30, 2014 to reflect the final purchase price adjustments.
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
Accounts Receivable and Allowance for Doubtful Accounts:
The Company establishes the allowance for doubtful accounts using the specific identification method and also provides a reserve in the aggregate. The estimates for calculating the aggregate reserve are based on historical collection experience. Increases to the allowance for doubtful accounts result in a corresponding expense. The Company writes off individual accounts receivable when collection becomes improbable. The allowance for doubtful accounts was $620 at September 30, 2015 and $627 at December 31, 2014.
Property and Equipment and Accumulated Depreciation:
Property and equipment are carried at cost and include expenditures for new facilities and major renewals. Capital leases are recorded at the present value of minimum lease payments. Maintenance and repairs are charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from their respective accounts, and the resulting gain or loss is reflected in the income from operations. The accumulated depreciation was $35,463 at September 30, 2015 and $14,361 at December 31, 2014.

Costs incurred to develop software for internal use are capitalized and amortized over the estimated useful life of the software. Costs related to maintenance of internal-use software are expensed as incurred. Costs incurred for the development of internal-use software were capitalized and placed into service in the amounts of $33 and $1,536 in the Successor three and nine months ended September 30, 2015, respectively. Costs incurred for the development of internal-use software were capitalized and placed into service in the amounts of $35 and $704 in the Successor three month period ended September 30, 2014 and Predecessor six month period ended June 29, 2014, respectively.
Shipping and Handling:
The costs incurred to ship product to customers, including freight and handling expenses, are included in selling, general, and administrative (“SG&A”) expenses on the Company’s condensed consolidated statements of comprehensive loss.
In the three and nine months ended September 30, 2015, the Successor’s shipping and handling costs were $8,164 and $27,140, respectively. In the three month period ended September 30, 2014, the Successor’s shipping and handling costs were $7,797. In the six month period ended June 29, 2014, the Predecessor’s shipping and handling costs were $14,890.
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
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. We plan to adopt this ASU in the first quarter of 2016. Based on the balances as of September 30, 2015, we expect to reclassify approximately$20,300 of unamortized debt issuance costs from "Deferred Financing Fees, Net" to "Long Term Senior Term Loans" and "Long Term Senior Notes."
On August 30, 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies the treatment of debt issuance costs from line-of-credit arrangements after adoption of ASU 2015-03. The SEC Staff announced they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The update requires retrospective application and represents a change in accounting principle. The update becomes effective January 1, 2016.
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to the lower of cost or net realizable value for entities that measure inventory using the first-in, first-out (FIFO) or average cost method. The ASU defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this update are effective for the fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Earlier application is permitted as of the beginning of an interim or annual reporting period. We are evaluating the impact of ASU 2015-03 on our Condensed Consolidated Financial Statements.

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
Goodwill amounts by reporting unit are summarized as follows:

	Goodwill at	Acquisitions	Dispositions	Other (1)	Goodwill at
	December 31, 2014				September 30, 2015
United States, excluding All Points	$580,420	$—	$—	$—	$580,420
All Points	3,360	—	—	—	3,360
Canada	32,844	—	—	(4,009)	28,835
Mexico	4,936	—	—	(616)	4,320
Australia	—	—	—	—	—
Total	$621,560	$—	$—	$(4,625)	$616,935

(1)	These amounts relate to adjustments resulting from fluctuations in foreign currency exchange rates.
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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

4.    Goodwill and Other Intangible Assets (continued):

Definite-lived intangible assets are amortized over their useful lives and are subject to impairment testing. The values assigned to intangible assets, in connection with the Merger Transaction, were determined through a separate independent appraisal. Other intangibles, net, as of September 30, 2015 and December 31, 2014 consist of the following:

	Estimated Useful Life (Years)	September 30, 2015	December 31, 2014
Customer relationships	20	$689,009	$693,852
Trademarks - All Others	Indefinite	85,531	86,513
Trademarks - TagWorks	5	300	300
KeyWorks license	7	4,442	4,476
Patents	7-12	32,806	32,895
Intangible assets, gross		812,088	818,036
Less: Accumulated amortization		47,416	19,095
Other intangibles, net		$764,672	$798,941
The Successor’s accumulated amortization was $47,416 as of September 30, 2015, which includes accumulated amortization of foreign subsidiaries translated using exchange rates in effect at the balance sheet date. The Successor’s amortization expense for amortizable assets including the adjustments resulting from fluctuations in foreign currency exchange rates was $9,488 and$28,523 for the three and nine months ended September 30, 2015, respectively. The Predecessor’s amortization expense for amortizable intangible assets including the adjustments resulting from fluctuations in foreign currency exchange rates was $11,093 for the six months ended June 29, 2014. The Successor’s amortization expense for amortizable intangible assets including the adjustments resulting from fluctuations in foreign currency exchange rates was $9,580 for the period from June 30, 2014 through September 30, 2014. The Successor's amortization expense for amortizable assets for the year ending December 31, 2015 is estimated to be $37,932. For the years ending December 31, 2016, 2017, 2018, 2019, and 2020, the Successor’s amortization expense for amortizable assets is estimated to be $37,932, $37,932, $37,932, $37,902, and $37,872, respectively.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

5.    Commitments and Contingencies:
The Company self-insures our product liability, automotive, workers’ compensation, and general liability losses up to $250 per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences in excess of $250 up to $40,000. The two risk areas involving the most significant accounting estimates are workers’ compensation and automotive liability. Actuarial valuations performed by the Company’s outside risk insurance expert were used by the Company’s management to form the basis for workers’ compensation and automotive liability loss reserves. The actuary contemplated the Company’s specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes the liability of approximately $1,543 recorded for such risks is adequate as of September 30, 2015.
As of September 30, 2015, the Company has provided certain vendors and insurers letters of credit aggregating $3,884 related to our product purchases and insurance coverage for product liability, workers’ compensation, and general liability.
The Company self-insures our group health claims up to an annual stop loss limit of $200 per participant. Aggregate coverage is maintained for annual group health insurance claims in excess of 125% of expected claims. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves. Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claim data and certain actuarial assumptions. The Company believes the liability of approximately $1,908 recorded for such risks is adequate as of September 30, 2015.
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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

5.    Commitments and Contingencies (continued):

Because the lawsuit remains in a preliminary stage, it is not yet possible to assess the impact, if any, that the lawsuit will have on the Company. As a result of the Minute Key Inc. covenant not to sue, however, the Company’s FastKey™ and Key Express™ products no longer face any threat of patent infringement liability from two of Minute Key Inc.’s patents. The scope of the lawsuit has changed from a bilateral dispute over patent infringement to a lawsuit solely about Minute Key Inc.’s business conduct. After a conference with the court on March 2, 2015, the court entered a new scheduling order to govern the case on March 12, 2015. A revised case schedule was subsequently issued on October 1, 2015. Fact discovery is now complete and the parties are in the expert discovery phase of the case. The case is currently scheduled for trial on August 22, 2016. Hillman Group intends to continue to pursue this lawsuit vigorously and believes that it has meritorious claims for Minute Key Inc.’s unfair competition.
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
Hillman Group's third party insurer agreed to defend Hillman Group in the case subject to the right to withdraw its defense and/or to disclaim any obligation to indemnify Hillman Group, and reserving the right to seek a judicial determination that it is not obligated to defend or indemnify Hillman Group.
The case has now been resolved pursuant to settlement terms that do not require any payment to PrimeSource. As a result of the settlement, PrimeSource’s claims were dismissed with prejudice on October 15, 2015.
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
All claims in this case have been resolved and the matter was dismissed with prejudice on September 21, 2015.
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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

6.    Related Party Transactions:

The Successor has recorded aggregate management fee charges and expenses from the Oak Hill Funds and CCMP of $156 and $462 for the three and nine months ended September 30, 2015, respectively. In the three month period ended September 30, 2014, the Successor recorded $138 of management fee expenses. In the six month period ended June 29, 2014 the Predecessor paid $15 of management fee expenses.
Gregory Mann and Gabrielle Mann are employed by the All Points subsidiary of Hillman. All Points leases an industrial warehouse and office facility from companies under the control of the Manns. The Company has recorded rental expense for the lease of this facility on an arm’s length basis. In the three and nine months ended September 30, 2015, the Successor’s rental expense for the lease of this facility was $83 and $247, respectively. In the three month period ended September 30, 2014 the Successor’s rental expense for the lease of this facility was $82. In the six month period ended June 29, 2014 the Predecessor’s rental expense for these leases was $165.
The Hillman Group Canada ULC subsidiary of Hillman entered into three leases for five properties containing industrial warehouse, manufacturing plant, and office facilities on February 19, 2013. The owners of the properties under one lease are relatives of Richard Paulin, who is employed by The Hillman Group Canada ULC, and the owner of the properties under the other two leases is a company which is owned by Richard Paulin and certain of his relatives. The Company has recorded rental expense for the three leases on an arm’s length basis. In the three and nine months ended September 30, 2015, the Successor’s rental expense for these leases was $157 and $490, respectively. In the three month period ended September 30, 2014 the Successor’s rental expense for these leases was $188. In the six month period ended June 29, 2014 the Predecessor’s rental expense for these leases was $376.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

7.    Income Taxes:

The Company’s policy is to estimate income taxes for interim periods based on estimated annual effective tax rates. These are derived, in part, from expected pre-tax income or loss. Accordingly, the Company applied an estimated annual effective tax rate to the interim period pre-tax income/(loss) in the nine and three month Successor periods ended September 30, 2015, the three month Successor period ended September 30, 2014, the three month and one day Successor period ended September 30, 2014, and the six month Predecessor period ended June 29, 2014 to calculate the income tax provision/(benefit) in accordance with the principal method prescribed by ASC 740-270, the accounting guidance established for computing income taxes in interim periods.
The effective income tax rates were 35.3% and 99.2% for the nine and three month Successor periods ended September 30, 2015, respectively. The effective income tax rate was 67.0% for the three month Successor period ended September 30, 2014. The effective income tax rates were 22.6% for the three month and one day Successor period ended September 30, 2014 and 35.1% for the six month Predecessor period ended June 29, 2014.

The effective income tax rate differed from the federal statutory rate in the nine and three month Successor periods ended September 30, 2015 primarily due to a change in the projected financial statement earnings for the year which increased the estimated annual effective tax rate used to compute the interim period income tax benefit in accordance with the accounting guidance established for computing income taxes in interim periods. The effective income tax rate also differed from the federal statutory rate in the nine and three month Successor periods ended September 30, 2015 due in part to an adjustment of the deferred tax liability for the unremitted earnings of a foreign subsidiary. The effective income tax rate also differed from the federal statutory rate in the nine and three month Successor periods ended September 30, 2015 due to the effect of the foreign exchange gain/loss recognized in the financial statements in the reporting period. The remaining differences between the federal statutory rate and the effective tax rate in the nine and three month Successor periods ended September 30, 2015 were primarily due to state and foreign income taxes.

The effective income tax rate differed from the federal statutory rate in the three month and one day Successor period ended September 30, 2014, and the six month Predecessor period ended June 29, 2014 primarily due to certain non-deductible costs associated with the Merger Transaction. The effective income tax rate also differed from the federal statutory rate in the six month Predecessor period ended June 29, 2014 due to a current period benefit caused by the effect of changes in certain state income tax rates on the Company’s deferred tax assets and liabilities. The remaining differences between the federal statutory rate and the effective tax rate in the three month Successor period ended September 30, 2014, the three month and one day Successor period ended September 30, 2014 and the six month Predecessor period ended June 29, 2014 were primarily due to state and foreign income taxes.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

8.    Long-Term Debt:
On June 30, 2014, Hillman Companies and certain of its subsidiaries closed on a $620,000 senior secured credit facility (the “Senior Facilities”), consisting of a $550,000 term loan and a $70,000 revolving credit facility (“Revolver”). The term loan portion of the Senior Facilities has a seven year term and the Revolver has a five year term. For the first fiscal quarter after June 30, 2014, the Senior Facilities provide term loan borrowings at interest rates based on LIBOR plus a LIBOR Spread of 3.50%, or an Alternate Base Rate (“ABR”) plus an ABR Spread of 2.50%. The LIBOR is subject to a minimum floor rate of 1.00% and the ABR is subject to a minimum floor of 2.00%. Additionally, the Senior Facilities provide Revolver borrowings at interest rates based on a LIBOR plus LIBOR Spread of 3.25%, or an ABR plus an ABR Spread of 2.25%. There is no minimum floor rate for Revolver loans. After the initial fiscal quarter, the borrowing rate has been adjusted quarterly on a prospective basis on each adjustment date based upon total leverage ratio for initial term loans and the senior secured leverage ratio for Revolver loans. For the fiscal quarter beginning after September 30, 2015, the term loan borrowings will be at an adjusted interest rate of 4.50%. The Revolver loans were at an adjusted interest rate of 3.56% at September 30, 2015.
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
The Company pays interest to the Hillman Group Capital Trust (“Trust”) on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105,443, or $12,231 per annum in the aggregate. The Trust will redeem the Trust Preferred Securities when the Junior Subordinated Debentures are repaid, or at maturity on September 30, 2027. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. Pursuant to the Indenture that governs the Trust Preferred Securities, the Trust is able to defer distribution payments to holders of the Trust Preferred Securities for a period that cannot exceed 60 months (the “Deferral Period”). During a Deferral Period, the Company is required to accrue the full amount of all interest payable, and such deferred interest payable would become immediately payable by the Company at the end of the Deferral Period. There were no deferrals of distribution payments to holders of the Trust Preferred Securities in the first three quarters of 2015 or the year ended December 31, 2014.
The Senior Facilities provide for customary events of default, including but not limited to, payment defaults, breach of representations or covenants, cross-defaults, bankruptcy events, failure to pay judgments, attachment of its assets, change of control, and the issuance of an order of dissolution. Certain of these events of default are subject to notice and cure periods or materiality thresholds. The Company is also required to comply, in certain circumstances, with a senior secured net leverage ratio covenant. This covenant only applies if, at the end of a fiscal quarter, there are outstanding Revolver borrowings in excess of 35% of the total revolving commitments. As of September 30, 2015, the Revolver loan amount of $51,000 and outstanding letters of credit of approximately $3,884 represented 78% of total revolving commitments and this financial covenant was in effect. The occurrence of an event of default permits the lenders under the Senior Facilities to accelerate repayment of all amounts due. The Company was in compliance with all provisions and covenants of the Senior Facilities as of September 30, 2015.
Additional information with respect to the fair value of the Company’s fixed rate senior notes and junior subordinated debentures is included in Note 12 - Fair Value Measurements.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

9.    Common and Preferred Stock:
The Hillman Companies has one class of common stock, with 5,000 shares authorized, issued, and outstanding as of September 30, 2015. All outstanding shares of Hillman Companies common stock are owned by Predecessor Holdco, which is a wholly owned subsidiary of Successor Holdco.
The Hillman Companies has one class of preferred stock, with 5,000 shares authorized and none issued or outstanding as of September 30, 2015.

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
During the first nine months of 2015, Holdco granted a total of 17,415.000 non-qualified stock options with certain time-vesting and performance vesting conditions under the 2014 Equity Incentive Plan. The options were granted with an exercise price equal to the grant date fair value of the underlying securities. A total of 13,646.592 stock options were forfeited during the first nine months of 2015. As of September 30, 2015, a total of 4,435.846 shares were available for future stock-based award grants.
The fair value of 20,242.709 time-vested options granted by Holdco in 2014 and in the first three quarters of 2015 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield equaling 0%, risk-free interest rate from 1.80% to 2.10%, expected historic volatility assumed to be 31.5%, and expected term from 6.5 years to 6.75 years. The fair value of each option was 367.87 dollars.
Compensation expense of $423 and $559 was recognized in the accompanying condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2015, respectively. As of September 30, 2015, there was $6,212 of unrecognized compensation expense for unvested common options. The expense will be recognized as a charge to earnings over a weighted average period of approximately 4.23 years.

As of September 30, 2015, there were 19,342.709 performance-based stock options outstanding that ultimately vest depending upon satisfaction of conditions that only arise in the event of a sale of the Company. No compensation expense will be recognized on these stock options unless it becomes probable the performance conditions will be satisfied.
A summary of stock option activity for the period ended September 30, 2015 is presented below:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	35,817.010	$1,000	9.50	$—
Granted	17,415.000	$1,000
Exercised or converted	—
Forfeited or expired	13,646.592	$1,000
Outstanding at September 30, 2015	39,585.418	$1,000	9.24	$—
Exercisable at September 30, 2015	—	$—	—	$—

During the first nine months of 2015, the Company also granted a total of 1,600 shares of restricted stock under the 2014 Equity Incentive Plan. The shares were granted with an exercise price equal to the grant date fair value of the underlying common stock securities. The restrictions on these shares generally lapse in one-half increments on each of the two anniversaries of the award date or earlier in the event of either involuntary termination of the employment by the Company without cause or by employee for Good Reason. In the event of earlier vesting, the unvested portion of the restricted stock grant would become immediately fully vested and settled in cash at the then-current fair market value.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

10.    Stock-Based Compensation (continued):
A summary of restricted stock activity for the nine months ended September 30, 2015 is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2014	—	—
Granted	1,600	$1,000
Vested	—	—
Forfeited	—	—
Unvested at September 30, 2015	1,600	$1,000
Compensation expense of $121 was recognized in the accompanying condensed consolidated statements of comprehensive loss for the nine months ended September 30, 2015. As of September 30, 2015, there was $1,479 of unrecognized compensation expense for unvested restricted stock.

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
The total fair value of the interest rate swaps was $(3,463) as of September 30, 2015 and was reported on the condensed consolidated balance sheet in other non-current liabilities with an increase in other expense recorded in the statement of comprehensive loss for the unfavorable change of $2,528 in fair value since December 31, 2014.
The total fair value of the interest rate swaps was $(935) as of December 31, 2014 and was reported on the condensed consolidated balance sheet in other non-current liabilities with an increase in other expense recorded in the statement of comprehensive loss for the unfavorable change of $935 in fair value since the inception.
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
During 2015, the Company entered into multiple foreign currency forward contracts (the “2015 FX Contracts”) with maturity dates ranging from February 2015 to September 2016. The 2015 FX Contracts fixed the Canadian to U.S. dollar forward exchange rate at points ranging from 1.1384 to 1.3327. The purpose of the 2015 FX Contracts is to manage the Company’s exposure to fluctuations in the exchange rate of the Canadian dollar.
The total notional amount of contracts outstanding was C$34,903 and C$31,032 as of September 30, 2015 and December 31, 2014, respectively. The total fair value of the outstanding 2015 FX Contracts and 2014 FX Contracts was $1,467 and $1,247 as of September 30, 2015 and December 31, 2014, respectively, and was reported on the condensed consolidated balance sheets in other current assets. An increase in other income of $220 was recorded in the statement of comprehensive loss for the favorable change in fair value from December 31, 2014.
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
The following tables set forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the period, by level, within the fair value hierarchy:

	As of September 30, 2015
	Level 1	Level 2	Level 3	Total
Trading securities	$2,068	$—	$—	$2,068
Interest rate swaps	—	(3,463)	—	(3,463)
Foreign exchange forward contracts	—	1,467	—	1,467

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
Trading securities	$2,244	$—	$—	$2,244
Interest rate swaps	—	(935)	—	(935)
Foreign exchange forward contracts	—	1,247	—	1,247
Trading securities are valued using quoted prices on an active exchange. Trading securities represent assets held in a Rabbi Trust to fund deferred compensation liabilities and are included as restricted investments on the accompanying condensed consolidated balance sheets.
For the Successor three and nine month periods ended September 30, 2015, the unrealized losses on these securities of $111 and $68, respectively, were recorded as other expense. For the Predecessor six month period ended June 29, 2014, the unrealized gains on these securities of $95, were recorded as other income. For the Successor period from June 30, 2014 through September 30, 2014, the unrealized losses on these securities of $4 were recorded as other expense. An offsetting entry for the same amount, adjusting the deferred compensation liability and compensation expense within SG&A, was also recorded for the corresponding periods.
The Company utilizes interest rate swap contracts to manage our targeted mix of fixed and floating rate debt, and these contracts are valued using observable benchmark rates at commonly quoted intervals during the term of the swap contracts. As of September 30, 2015 and December 31, 2014, the interest rate swaps were included in other non-current liabilities on the accompanying condensed consolidated balance sheets.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

12.    Fair Value Measurements (continued):

The Company utilizes foreign exchange forward contracts to manage our exposure to currency fluctuations in the Canadian dollar versus the U.S. dollar. The forward contracts were valued using observable benchmark rates at commonly quoted intervals during the term of the forward contracts. As of September 30, 2015 and December 31, 2014, the foreign exchange forward contracts were included in other current assets on the accompanying condensed consolidated balance sheets.
The fair value of the Company’s fixed rate senior notes and junior subordinated debentures as of September 30, 2015 and December 31, 2014 were determined by utilizing current trading prices obtained from indicative market data. As a result, the fair value measurement of the Company’s senior term loans is considered to be Level 2.

	September 30, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
6.375% Senior Notes	$330,000	$306,488	$330,000	$315,563
Junior Subordinated Debentures	129,960	129,371	130,685	137,764
The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the short term maturity of these instruments and the carrying value of the variable rate senior term loans and Revolver approximates fair values as the interest rates are variable and approximate current market rates (Level 2).
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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

13.    Transaction, Acquisition, and Integration Expenses:
In the three and nine months ended September 30, 2015, the Successor incurred $0 and $257 in transaction expenses related to the Merger Transaction and other acquisition related expenses.
In the six month period ended June 29, 2014, the Predecessor incurred $31,681 in transaction expenses primarily for investment banking, legal, and advisory services related to the Merger Transaction. In the three month period from June 30, 2014 through September 30, 2014, the Successor incurred $22,097 in transaction expenses primarily for legal, professional, and other advisory services in connection with the acquisition of the Company.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

14.    Segment Reporting:
The Company’s segment reporting structure uses the Company’s management reporting structure as the foundation for how the Company manages our business. The Company periodically evaluates our segment reporting structure in accordance with ASC 350-20-55 and we have concluded that we have five reportable segments as of September 30, 2015. The United States segment, excluding All Points, and the Canada segment are considered material by the Company’s management as of September 30, 2015. The segments are as follows:

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
The Canada segment distributes fasteners and related hardware items, threaded rod, keys, key duplicating systems, accessories, and identification items, such as tags and letters, numbers, and signs to hardware stores, home centers, mass merchants, industrial distributors, automotive aftermarket distributors, and other retail outlets, and industrial Original Equipment Manufacturers (“OEMs”) in Canada. The Canada segment also produces fasteners, stampings, fittings, and processes threaded parts for automotive suppliers and industrial OEMs.
The Mexico segment distributes fasteners and related hardware items to hardware stores, home centers, mass merchants, and other retail outlets in Mexico.
The Australia segment distributes keys, key duplicating systems, and accessories to home centers and other retail outlets in Australia.
The Company uses profit or loss from operations to evaluate the performance of our segments. Profit or loss from operations is defined as income (loss) from operations before interest and tax expenses. Hillman accounts for intersegment sales and transfers as if the sales or transfers were to third parties, at current market prices. Segment revenue excludes sales between segments, which is consistent with the segment revenue information provided to the Company’s chief operating decision maker. Segment income (loss) from operations for Mexico and Australia include insignificant costs allocated from the United States, excluding All Points segment, while the remaining operating segments do not include any allocations.
The transaction expenses incurred in connection with the Merger Transaction were recorded in the United States, excluding All Points segment. For further information, see Note 13, Transaction, Acquisition, and Integration Expenses.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

14.    Segment Reporting (continued):

The table below presents revenues and income (loss) from operations for our reportable segments for the three and nine months ended September 30, 2015 and 2014.

	Successor
	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014 Adjusted
Revenues
United States, excluding All Points	$167,260	$151,167
All Points	5,116	5,233
Canada	35,645	37,576
Mexico	1,646	1,775
Australia	266	205
Total revenues	$209,933	$195,956
Segment income (loss) from operations
United States, excluding All Points	$12,672	$16,709
All Points	465	445
Canada	(2,191)	3,719
Mexico	(38)	88
Australia	(475)	(398)
Total income from operations	$10,433	$20,563

	Successor		Predecessor
	Nine Months Ended September 30, 2015	Period from June 30, 2014 through September 30, 2014 Adjusted	Six Months Ended June 29, 2014
Revenues
United States, excluding All Points	$479,202	$151,167	$269,009
All Points	15,857	5,233	10,238
Canada	106,194	37,576	73,867
Mexico	5,201	1,775	3,620
Australia	993	205	643
Total revenues	$607,447	$195,956	$357,377
Segment income (loss) from operations
United States, excluding All Points	$25,628	$(5,309)	$(44,830)
All Points	1,280	445	896
Canada	(1,400)	3,719	4,214
Mexico	225	88	446
Australia	(1,034)	(398)	(114)
Total income (loss) from operations	$24,699	$(1,455)	$(39,388)

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

14.    Segment Reporting (continued):

The tables below present assets and cash equivalents as of September 30, 2015 and December 31, 2014.

	As of	As of
	September 30, 2015	December 31, 2014
Assets
United States, excluding All Points	$1,560,934	$1,522,371
All Points	15,423	16,108
Canada	326,392	346,691
Mexico	15,103	15,886
Australia	1,810	1,957
Total Assets	$1,919,662	$1,903,013

	As of	As of
	September 30, 2015	December 31, 2014
Cash and cash equivalents
United States, excluding All Points	$2,847	$13,192
All Points	693	696
Canada	3,122	3,186
Mexico	1,799	1,396
Australia	224	15
Total Cash and cash equivalents	$8,685	$18,485

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
The Company’s condensed consolidated statements of comprehensive loss, and cash flows for the periods presented prior to June 30, 2014 are referenced herein as the predecessor financial statements (the “Predecessor”). The Company’s condensed consolidated balance sheet as of September 30, 2015 and its related statements of comprehensive loss, cash flows, and stockholders’ equity for the periods presented subsequent to the Merger Transaction are referenced herein as the successor financial statements (the “Successor”).

Financing Arrangements
On June 30, 2014, Hillman Companies and certain of its subsidiaries closed on a $620.0 million senior secured credit facility (the “Senior Facilities”), consisting of a $550.0 million term loan and a $70.0 million revolving credit facility (“Revolver”). The term loan portion of the Senior Facilities has a seven year term and the Revolver has a five year term. For the first fiscal quarter after June 30, 2014, the Senior Facilities provided term loan borrowings at interest rates based on LIBOR plus a LIBOR Spread of 3.50%, or an Alternate Base Rate (“ABR”) plus an ABR Spread of 2.50%. The LIBOR is subject to a minimum floor rate of 1.00% and the ABR is subject to a minimum floor of 2.00%. Additionally, the Senior Facilities provide Revolver borrowings at interest rates based on LIBOR plus a LIBOR Spread of 3.25%, or an ABR plus an ABR Spread of 2.25%. There is no minimum floor rate for Revolver loans. After the initial fiscal quarter, the borrowing rate shall be adjusted quarterly on a prospective basis on each adjustment date based upon total leverage ratio for initial term loans and the senior secured leverage ratio for Revolver loans. For the fiscal quarter beginning after September 30, 2015, the term loan borrowings will be at an adjusted interest rate of 4.50%. The Revolver loans were at an adjusted interest rate of 3.56% at September 30, 2015.
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
The Senior Facilities provide for customary events of default, including but not limited to, payment defaults, breach of representations or covenants, cross-defaults, bankruptcy events, failure to pay judgments, attachment of its assets, change of control, and the issuance of an order of dissolution. Certain of these events of default are subject to notice and cure periods or materiality thresholds. The Company is also required to comply, in certain circumstances, with a senior secured net leverage ratio covenant. This covenant only applies if, at the end of a fiscal quarter, there are outstanding Revolver borrowings in excess of 35% of the total revolving commitments. As of September 30, 2015, the Revolver loan amount of $51.0 million and outstanding letters of credit of $3.9 million represented 78% of total revolving commitments and this financial covenant was in effect. The occurrence of an event of default permits the lenders under the Senior Facilities to accelerate repayment of all amounts due. The Company was in compliance with all provisions and covenants of the Senior Facilities as of September 30, 2015.

Results of Operations
The following analysis of results of operations includes a brief discussion of the factors that affected the Company’s operating results and a comparative analysis of the three months ended September 30, 2015 and the three months ended September 30, 2014.

	Successor
	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014 Adjusted (a)
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Net sales	$209,933	100.0%	$195,956	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	113,840	54.2%	99,655	50.9%
Selling	27,746	13.2%	27,224	13.9%
Warehouse & delivery	26,797	12.8%	22,394	11.4%
General & administrative	10,911	5.2%	8,036	4.1%
Stock compensation	423	0.2%	336	0.2%
Transaction, acquisition and integration (a)	—	—%	79	—%
Depreciation	7,611	3.6%	8,977	4.6%
Amortization	9,488	4.5%	9,580	4.9%
Management fees to related party	156	0.1%	138	0.1%
Other expense (income)	2,528	1.2%	(1,026)	(0.5)%
Income from operations	10,433	5.0%	20,563	10.5%
Interest expense, net	12,603	6.0%	14,674	7.5%
Interest expense on junior subordinated notes	3,152	1.5%	3,152	1.6%
Investment income on trust common securities	(95)	—%	(94)	—%
(Loss) income before income taxes	(5,227)	(2.5)%	2,831	1.4%
Income tax (benefit) expense	(5,187)	(2.5)%	1,897	1.0%
Net (loss) income	$(40)	—%	$934	0.5%

(a)
During the fourth quarter of 2014, the Company completed the purchase price allocation related to the Merger Transaction in accordance with ASC 805. ASC 805 requires the Company to retrospectively adjust the provisional amounts recognized at the acquisition date to reflect the information obtained about facts and circumstances that existed as of the acquisition date. As such, Successor's depreciation, amortization and income tax expense for the three month period ended September 30, 2014 have been adjusted to reflect the final purchase price adjustments.

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
Hillman is exposed to the risk of unfavorable changes in foreign currency exchange rates for the U.S. dollar versus local currency of our suppliers located primarily in China and Taiwan. Hillman purchases a significant amount of our products for resale from multiple vendors located in China and Taiwan. The purchase price of these products is routinely negotiated in U.S. dollar amounts rather than the local currency of the vendors and our suppliers’ profit margins decrease when the U.S. dollar declines in value relative to the local currency. This puts pressure on our suppliers to increase prices to us. The U.S. dollar declined in value relative to the Chinese renminbi by approximately 2.94% in 2013, increased by 0.46% in 2014, and has increased by 3.38% for the period ended September 30, 2015. The U.S. dollar increased in value relative to the Taiwan dollar by approximately 3.75% in 2013, increased by 5.82% in 2014, and has increased by 3.17% for the period ended September 30, 2015.
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
The Three Month Period Ended September 30, 2015 vs the Three Month Period Ended September 30, 2014 (Adjusted)
Net Sales
The net sales for the third quarter of 2015 were $209.9 million, an increase of $13.9 million compared to the net sales of $196.0 million for the third quarter of 2014. The increase in revenue was primarily related to the introduction of a new line of nails, deck screws, and drywall screws (the "NDD line") which provided approximately $10.3 million of the total increase in net sales, and $2.5 million increase in fastener sales.
Cost of Sales
The Company’s cost of sales was $113.8 million, or 54.2% of net sales, in the third quarter of 2015, an increase of $14.1 million compared to $99.7 million, or 50.9% of net sales, in the third quarter of 2014. The primary reasons for the increase in cost of sales in the third quarter of 2015 compared to the third quarter of 2014 were the higher sales volume, including the growth in sales of lower margin NDD line products, and the higher product costs in the Hillman Canada division as a result of the unfavorable currency exchange on their inventory purchases made in U.S. dollar transactions.
Expenses
Operating expenses were $9.9 million higher for the three months ended September 30, 2015 than the three months ended September 30, 2014. The primary reason for the increase was $4.4 million higher warehouse and delivery expenses, $2.9 million higher general and administrative expenses, $1.4 million lower depreciation expense, and $3.6 million increase in other expense (income). The following changes in underlying trends impacted the change in operating expenses:

•
Selling expense was $27.7 million, or 13.2% of net sales, in the third quarter of 2015, an increase of $0.5 million compared to $27.2 million, or 13.9% of net sales, in the third quarter of 2014. The increase in selling expense was primarily the result of the higher costs for new customer displays which were partially offset by lower employee medical costs.

•
Warehouse and delivery expenses were $26.8 million, or 12.8% of net sales, in the third quarter of 2015, an increase of $4.4 million compared to warehouse and delivery expenses of $22.4 million, or 11.4% of net sales, in the third quarter of 2014. In the third quarter of 2015, higher warehouse and delivery expenses were attributable to the higher sales volume, incremental costs associated with the warehouse and delivery of NDD product, and further costs incurred in the new product roll-out to a major Canadian customer. The warehouse labor and freight costs increased by approximately $3.8 million from the prior year period.

•
General and administrative (“G&A”) expenses were $10.9 million in the third quarter of 2015, an increase of $2.9 million compared to $8.0 million in the third quarter of 2014. The increase in the third quarter of 2015 was primarily related to the $1.9 million in management restructuring and severance costs and the $0.4 million increase in legal fees.

•
Stock compensation expense was $0.4 million in the third quarter of 2015 compared to $0.3 million in the third quarter of 2014. The increase of $0.1 million was due to the issuance of stock options and restricted stock in the third quarter of 2015.

•
Depreciation expense was $7.6 million in the third quarter of 2015 as compared to the depreciation expense of $9.0 million in the third quarter of 2014. The decrease in depreciation expense was the result of fixed assets that became fully depreciated at the beginning of the third quarter together with asset disposals which reduced depreciation expense in the 2015 period.

•	Amortization expense of $9.5 million in the third quarter of 2015 was comparable to the amortization expense of $9.6 million in the third quarter of 2014.

•
Other expense (income) was an expense of $2.5 million in the third quarter of 2015 compared to other income of $1.0 million in the third quarter of 2014. The increase in other expense in the third quarter of 2015 was due to the loss on interest rate swaps when adjusted to fair value which was partially offset by gains on FX forward currency contracts.

•
Interest expense, net, was $12.6 million in the third quarter of 2015 compared to $14.7 million in the third quarter of 2014. The decrease in interest expense in the third quarter of 2015 was primarily the result of the interest expense in July 2014 of approximately $2.4 million on the 10.875% Senior Notes prior to their cancellation in connection with the Merger Transaction. This was in addition to the full third quarter interest on the 6.375% Senior Notes acquired in connection with the Merger Transaction.

Results of Operations (continued)
The following analysis of results of operations includes a brief discussion of the factors that affected the Company’s operating results and a comparative analysis of the nine months ended September 30, 2015, the period from June 30, 2014 through September 30, 2014, and the six months ended June 29, 2014.

	Successor				Predecessor
	Nine Months Ended September 30, 2015		Period from June 30, 2014 through September 30, 2014 Adjusted (b)		Six Months Ended June 29, 2014
(dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Net sales	$607,447	100.0%	$195,956	100.0%	$357,377	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	336,175	55.3%	99,655	50.9%	183,342	51.3%
Selling	82,917	13.7%	27,224	13.9%	55,312	15.5%
Warehouse & delivery	75,568	12.4%	22,394	11.4%	41,449	11.6%
General & administrative	33,007	5.4%	8,036	4.1%	20,772	5.8%
Stock compensation	680	0.1%	336	0.2%	39,229	11.0%
Transaction, acquisition and integration (a)	257	—%	22,097	11.3%	31,681	8.9%
Depreciation	22,119	3.6%	8,977	4.6%	14,149	4.0%
Amortization	28,523	4.7%	9,580	4.9%	11,093	3.1%
Management fees to related party	462	0.1%	138	0.1%	15	—%
Other expense (income)	3,040	0.5%	(1,026)	(0.5)%	(277)	(0.1)%
Income (loss) from operations	24,699	4.1%	(1,455)	(0.7)%	(39,388)	(11.0)%
Interest expense, net	37,847	6.2%	14,674	7.5%	23,150	6.5%
Interest expense on junior subordinated notes	9,457	1.6%	3,152	1.6%	6,305	1.8%
Investment income on trust common securities	(284)	—%	(94)	—%	(189)	(0.1)%
Loss before income taxes	(22,321)	(3.7)%	(19,187)	(9.8)%	(68,654)	(19.2)%
Income tax benefit	(7,873)	(1.3)%	(4,331)	(2.2)%	(24,128)	(6.8)%
Net loss	$(14,448)	(2.4)%	$(14,856)	(7.6)%	$(44,526)	(12.5)%

(a)	Represents expenses for investment banking, legal, and other professional fees incurred in connection with the Merger Transaction.

(b)
During the fourth quarter of 2014, the Company completed the purchase price allocation related to the Merger Transaction in accordance with ASC 805. ASC 805 requires the Company to retrospectively adjust the provisional amounts recognized at the acquisition date to reflect the information obtained about facts and circumstances that existed as of the acquisition date. As such, Successor's depreciation, amortization and income tax benefit for the period from June 30, 2014 through September 30, 2014 have been adjusted to reflect the final purchase price adjustments.

The Nine Month Successor Period Ended September 30, 2015 vs the Six Month Predecessor Period Ended June 29, 2014
Net Sales

Net sales for the first nine months of 2015 were $607.4 million, or $3.15 million per shipping day, compared to net sales of $357.4 million, or $2.84 million per shipping day during the six month period ended June 29, 2014. The increase in revenue of $250.0 million was directly attributable to comparing operating results of 193 shipping days in the first nine months of 2015 to the results from 126 shipping days during the six month period ended June 29, 2014. The sales per shipping day of $3.15 million in the first nine months of 2015 was approximately 11.0% higher than the sales per shipping day of $2.84 million in the period ended June 29, 2014. The primary contributor for the higher average sales per day during the first nine months of 2015, was the inclusion of the NDD product line, which accounted for $37.4 million of additional net sales, or $0.19 million per shipping day.
Cost of Sales
The Company’s cost of sales was $336.2 million, or 55.3% of net sales, in the first nine months of 2015, an increase of $152.9 million compared to $183.3 million, or 51.3% of net sales, in the six month period ended June 29, 2014. The increase was primarily due to 193 shipping days in the first nine months ended September 30, 2015 as compared to 126 shipping days in the six month period ended June 30, 2014. In addition, higher sales volume, the high initial start-up costs associated with the introduction of the new NDD line, and the higher product costs in the Hillman Canada division also had a major impact on the increase.

Expenses

Operating expenses for the nine months ended September 30, 2015 were higher when compared to the six month period ended June 29, 2014. The increase in operating expenses is primarily due to the longer 193 day ship period in the first nine months of 2015 which provided unfavorable operating expense variances as compared to the 126 day ship period in the period ended June 29, 2014. The 2015 period includes incremental costs resulting from higher sales volume, introduction of the NDD line, and higher amortization expense related to intangible assets acquired in connection with the Merger Transaction. The first six months of 2014 also includes a significant amount of operating expenses as a result of administrative, stock compensation, and transaction expense incurred in connection with the Merger Transaction. The following changes in underlying trends impacted the change in operating expenses:

•
Selling expense was $82.9 million, or 13.7% of net sales, in the first nine months of 2015, an increase of $27.6 million compared to $55.3 million, or 15.5% of net sales, in the six month period ended June 29, 2014. The selling expense expressed as a percentage on net sales decreased in the first nine months of 2015 compared to the period ended June 29, 2014 primarily as a result of lower sales service payroll and payroll benefit related expenditures and a lower amount of customer display costs.

•
Warehouse and delivery expenses were $75.6 million, or 12.4% of net sales, in the first nine months of 2015, an increase of $34.2 million compared to warehouse and delivery expenses of $41.4 million, or 11.6% of net sales, in the six month period ended June 29, 2014. The warehouse and delivery expense expressed as a percentage of net sales was 12.4% in the first nine months of 2015 compared to the 11.6% in the six month period ended June 29, 2014 as a result of higher operating expenses for the separate distribution center dedicated to the shipment of the new NDD line and further costs incurred in the new product roll-out to a major Canadian customer. Overall warehouse labor and freight expense were also higher in the 2015 period expressed as a percentage of sales.

•
General and administrative (“G&A”) expenses were $33.0 million, or 5.4% of net sales in the first nine months of 2015, an increase of $12.2 million compared to $20.8 million or 5.8% of net sales in the period ended June 29, 2014.

The G&A expense expressed as a percentage on net sales decreased slightly in the first nine months of 2015 compared to the six month period ended June 29, 2014 primarily as a result of lower salary and wages, bonus, and employee benefit costs.

•
Stock compensation expense was $0.7 million in the first nine months of 2015 compared to $39.2 million in the six month period ended June 29, 2014. The stock compensation expense in the 2014 period resulted from an increase in the fair value of the underlying common stock and accelerated vesting of stock options in connection with the Merger Transaction.

•
Depreciation expense was $22.1 million in the first nine months of 2015 compared to $14.1 million in the period ended June 29, 2014. The increase in depreciation expense was the result of comparing the nine months period in 2015 to the six months period in 2014. In addition, the value of fixed assets subject to depreciation in the 2015 period was increased in connection with the Merger Transaction.

•
Amortization expense was $28.5 million in the first nine months of 2015 compared to $11.1 million in the six month period ended June 29, 2014. The increase in amortization was the result of an additional three months and an increase in intangible assets subject to amortization acquired in the Merger Transaction.

•
Transaction, acquisition, and integration expenses were $0.3 million in the first nine months of 2015 compared to $31.7 million in the period ended June 29, 2014. The first six months of 2014 contain costs for investment banking, legal, and other expenses incurred in connection with the Merger Transaction.

•
Other expense was $3.0 million in the first nine months of 2015 compared to the other income of $0.3 million in the six month period ended June 29, 2014. The increase in expense was primarily due to the loss on interest rate swaps when adjusted to fair value which were partially offset by gains on FX forward currency contracts.

•
Interest expense, net, was $37.8 million in the first nine months of 2015 compared to $23.2 million in the six month period ended June 29, 2014. The increase in interest expense in the first nine months of 2015 was the result of the nine months period in 2015 compared to the six months period in 2014 and the increase in debt acquired in connection with the Merger Transaction.

The Nine Month Successor Period Ended September 30, 2015 vs The Successor Period from June 30, 2014 through September 30, 2014 (Adjusted)
Net Sales

Net sales for the first nine months of 2015 were $607.4 million, or $3.15 million per shipping day, compared to net sales of $196.0 million, or $3.11 million per shipping day during the three month period from June 30 through September 30, 2014. The increase in revenue of $411.4 million was primarily related to comparing operating results of 193 shipping days in the first nine months of 2015 to the results from 63 shipping days during the three month period from June 30 through September 30, 2014 and to the introduction of the NDD line in the 2015 period. The net sales per shipping day of $3.15 million in the first nine months of 2015 was comparable to the net sales per shipping day of $3.11 million in the period from June 30 through September 30, 2014.
Cost of Sales
The Company’s cost of sales was $336.2 million, or 55.3% of net sales, in the first nine months of 2015, an increase of $236.5 million compared to $99.7 million, or 50.9% of net sales, in the three month period from June 30 through September 30, 2014. The increase was primarily due to 193 shipping days in the first nine months ended September 30, 2015 as compared to 63 shipping days in the three month period from June 30 through September 30, 2014. The increase in the costs of sales rate was the result of high initial start-up costs and lower product margins associated with the introduction of the NDD product line and the higher product costs in the Hillman Canada division as a result of the devaluation of the Canadian dollar on their inventory purchases denominated in U.S. dollars during the first nine months of 2015.

Expenses

Operating expenses for the nine months ended September 30, 2015 were higher when compared to the three month period from June 30 through September 30, 2014. The increase in operating expenses was primarily due to the longer 193 day ship period in the first nine months of 2015 which provided unfavorable operating expense variances as compared to the 63 day ship period in the three month period from June 30 through September 30, 2014. In addition to the higher sales volume, the high initial start-up costs associated with the introduction of the NDD product line and higher amortization expense related to intangible assets acquired in connection with the Merger Transaction had a major impact on the increase in operating expenses in the first nine months of 2015. The three month period from June 30 to September 30, 2014 also includes a significant amount of operating expenses as a result of administrative, stock compensation, and transaction expense incurred in connection with the Merger Transaction. The following changes in underlying trends impacted the change in operating expenses:

•
Selling expense was $82.9 million, or 13.7% of net sales, in the first nine months of 2015, an increase of $55.7 million compared to $27.2 million, or 13.9% of net sales, in the three month period from June 30 through September 30, 2014. The selling expense expressed as a percentage on net sales was comparable for the first nine months of 2015 compared to the period ended June 29, 2014.

•
Warehouse and delivery expenses were $75.6 million, or 12.4% of net sales, in the first nine months of 2015, an increase of $53.2 million compared to warehouse and delivery expenses of $22.4 million, or 11.4% of net sales, in the three month period from June 30 through September 30, 2014. The increase in warehouse and delivery expense in the first nine months of 2015 compared to the three month period from June 30 through September 30, 2014 was a result of 193 days in the 2015 period compared to 63 days in 2014 period. In addition to the impact of days, warehouse and delivery expenses increased as a result of the roll-out of the new NDD product line in 2015 as well as a major customer roll-out and the associated costs in Canada.

•
General and administrative (“G&A”) expenses were $33.0 million, or 5.4% of net sales in the first nine months of 2015, an increase of $25.0 million compared to $8.0 million or 4.1% of net sales in the three month period from June 30 through September 30, 2014. The G&A expense expressed as a percentage on net sales increased in the first nine months of 2015 compared to the period from June 30 through September 30, 2014 primarily as a result of higher restructuring and severance related expenses.

•	Stock compensation expense was $0.7 million in the first nine months of 2015 compared to $0.3 million in the three month period from June 30 through September 30, 2014.

•
Depreciation expense was $22.1 million in the first nine months of 2015 compared to $9.0 million in the three month period from June 30 through September 30, 2014. The increase in depreciation expense was primarily the result of the nine months period in 2015 compared to the three month period in 2014.

•
Amortization expense of $28.5 million in the first nine months of 2015 was higher than the amortization expense of $9.6 million in the three month period from June 30 through September 30, 2014 primarily due to the nine months period in 2015 compared to the three months period in 2014.

•
Transaction, acquisition, and integration expenses were $0.3 million in the first nine months of 2015 compared to $22.1 million in the three month period from June 30 through September 30, 2014. The 2014 period contains significant costs for investment banking, legal, and other expenses incurred in connection with the Merger Transaction.

•
Other expense was $3.0 million in the first nine months of 2015 compared to the other income of $1.0 million in the period from June 30 through September 30, 2014. The increase in expense was due to the nine months period in 2015 compared to the three month period in 2014 and the loss on interest rate swaps when adjusted to fair value which were partially offset by gains on FX forward currency contracts.

•
Interest expense, net, was $37.8 million in the first nine months of 2015 compared to $14.7 million in the three month period from June 30 through September 30, 2014. This increase is due to the nine months period in 2015 compared to the three months period in 2014.

Results of Operations – Operating Segments

The following table provides supplemental information regarding our net sales and profitability by operating segment for the three and nine months ended September 30, 2015 and 2014 (in 000’s):

	Successor				Predecessor
	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014 Adjusted (a)	Nine Months Ended September 30, 2015	Period from June 30, 2014 through September 30, 2014 Adjusted (a)	Six Months Ended June 29, 2014
Revenues
United States, excluding All Points	$167,260	$151,167	$479,202	$151,167	$269,009
All Points	5,116	5,233	15,857	5,233	10,238
Canada	35,645	37,576	106,194	37,576	73,867
Mexico	1,646	1,775	5,201	1,775	3,620
Australia	266	205	993	205	643
Total revenues	$209,933	$195,956	$607,447	$195,956	$357,377
Segment income (loss) from operations
United States, excluding All Points	$12,672	$16,709	$25,628	$(5,309)	$(44,830)
All Points	465	445	1,280	445	896
Canada	(2,191)	3,719	(1,400)	3,719	4,214
Mexico	(38)	88	225	88	446
Australia	(475)	(398)	(1,034)	(398)	(114)
Total income (loss) from operations	$10,433	$20,563	$24,699	$(1,455)	$(39,388)

(a)
During the fourth quarter of 2014, the Company completed the purchase price allocation related to the Merger Transaction in accordance with ASC 805. ASC 805 requires the Company to retrospectively adjust the provisional amounts recognized at the acquisition date to reflect the information obtained about facts and circumstances that existed as of the acquisition date. As such, Successor's depreciation, amortization and income tax (benefit) expense for the three month period ended September 30, 2014 and for the period from June 30, 2014 through September 30, 2014 have been adjusted to reflect the final purchase price adjustments.

The Three Month Period Ended September 30, 2015 vs the Three Month Period Ended September 30, 2014 (Adjusted)

Net Sales
Net sales for the three months ended September 30, 2015 increased $14.0 million compared to the net sales for the three months ended September 30, 2014. The United States, excluding All Points operating segment generated increased net sales of $16.1 million primarily as a result of the introduction of the new NDD line. The Canada net sales decreased $1.9 million and the Mexico net sales decreased $0.1 million primarily as a result of unfavorable foreign exchange in the conversion of their local currencies to U.S. dollars.
Cost of Sales
Cost of sales for the U.S. segment was $84.9 million, or 50.8% of net sales, in the three months ended September 30, 2015, compared to $71.3 million, or 47.2% of net sales, in the three months ended September 30, 2014. Cost of sales for the Canada segment was $24.1 million, or 67.7% of net sales in the three months ended September 30, 2015 compared to $23.5 million, or 62.4% of net sales, in the three months ended September 30, 2014. The primary reasons for the U.S. segment's increase in cost of sales in the third quarter of 2015 compared to the third quarter of 2014 were the higher sales volume and the additional costs associated with the introduction of the new NDD line. The Canada segment cost of sales increased as a percentage of net sales in the third quarter of 2015 as a result of higher U.S. dollar denominated product costs and unfavorable currency exchange rates between the Canadian dollar and U.S. dollar.

Expenses
Operating expenses were approximately $85.7 million in the three months ended September 30, 2015, an increase of $10.0 million, compared to $75.7 million in the three months ended September 30, 2014. The increase in operating expenses in the 2015 period was primarily attributable to the additional operating costs associated with higher sales volume, additional costs of the new NDD line, and management restructuring and severance related expenses. The majority of the higher operating expenses were incurred in the United States, excluding All Points operating segment.

•
Selling, general, and administrative (“SG&A”) expense for the U.S. segment was $52.0 million in the three months ended September 30, 2015, an increase of $6.1 million, compared to $45.9 million in the three months ended September 30, 2014. The increase in SG&A expense was primarily due to higher selling and warehouse costs in the 2015 period related to the higher sales volume together with approximately $2.1 million in management restructuring and severance expense. The SG&A expense for the Canada segment was $1.7 million higher in the third quarter of 2015 compared to the prior year third quarter as a primarily as a result of higher warehouse labor, freight and customer display costs associated with new business with a major customer. The SG&A expense of the other operating segments was comparable to the prior year period.

•
Depreciation and amortization expense for the U.S. segment was $16.1 million in the three months ended September 30, 2015 compared to $17.2 million in the three months ended September 30, 2014. The primary reason for the decreased expense in the 2015 period was the result of fixed assets that became fully depreciated at the beginning of the third quarter together with asset disposals which reduced depreciation expense in the 2015 period. The change in depreciation and amortization expense for the other operating segments was insignificant.

•
Other expense for the U.S. segment was $1.3 million in the three months ended September 30, 2015 compared to other income of $0.2 million in the three months ended September 30, 2014. The increase in expense was due to the loss on interest rate swaps when adjusted to fair value. Other expense for the Canada segment was $0.7 million in the three months ended September 30, 2015 compared to other income of $1.2 million in the three months ended September 30, 2014. The increase in expense was due to foreign exchange losses which were partially offset by gains on FX forward currency contracts. Other (income) expense for the other operating segments was comparable to the prior year period.

The Nine Month Successor Period Ended September 30, 2015 vs the Six Month Predecessor Period Ended June 29, 2014
Net Sales

Net sales for the first nine months of 2015 were $607.4 million, or $3.15 million per shipping day, compared to net sales of $357.4 million, or $2.84 million per shipping day during the six month period ended June 29, 2014. The increase in revenue of $250.1 million was directly attributable to comparing operating results of 193 shipping days in the first nine months of 2015 to the results from 126 shipping days during the six month period ended June 29, 2014. The U.S. operating segment net sales per shipping day of $2.48 million for the first nine months of 2015 was $0.35 million or 16.3% more than net sales of $2.13 million per shipping day for the six months ended June 29, 2014. The increase in net sales on a per day basis in the nine month 2015 period compared to the six month 2014 period was primarily the inclusion of the NDD line products. The Canada operating segment net sales per shipping day of $550 thousand for the first nine months of 2015 was $36 thousand or 6.1% less than net sales of $586 thousand per shipping day for the six months ended June 29, 2014. The decrease in net sales on a per day basis in the nine month 2015 period compared to the six month 2014 period was primarily the result of the negative impact of the currency exchange rates. The revenue impact of the remaining operating segments was not material to the overall variance between the two periods.
Cost of Sales
Cost of sales for the U.S. segment was $250.1 million, or 52.2% of net sales, in the nine months ended September 30, 2015, compared to $127.9 million, or 47.6% of net sales, in the six months ended June 29, 2014. The U.S. segment cost of sales expressed as a percentage of net sales increased in the 2015 period compared to the 2014 period as a result of higher sales, and the high initial start-up costs associated with the introduction of the new NDD line. Cost of sales for the Canada segment was $71.1 million, or 67.0% of net sales in the nine months ended September 30, 2015 compared to $45.9 million, or 62.2% of net sales, in the six months ended June 29, 2014. The Canada segment cost of sales expressed as a percentage of net sales increased in the 2015 period compared to the 2014 period as a result of higher U.S. dollar denominated product costs and unfavorable currency exchange between the Canadian dollar and U.S. dollar.

Expenses
Operating expenses for the first nine months of 2015 were $246.6 million as compared to $185.9 million in the six months period ended June 29, 2014. The increase in operating expenses, excluding the $70.9 million related to the Merger Transaction, was directly attributable to comparing operating results of 193 shipping days in the first nine months of 2015 to the results from 126 shipping days in the first six months of 2014.

•
SG&A expense for the U.S. segment was $153.0 million, or 31.9% of net sales in the first nine months of 2015 compared to $131.0 million, or 48.7% in the six months ended June 29, 2014. Stock compensation expense related to the Merger Transaction was $39.2 million in the 2014 period compared to stock compensation expense of $0.7 million in the 2015 period. The increase in SG&A expense in the 2015 period after excluding the stock compensation expense in 2014 was the result of comparing a nine month 2015 period to a six month 2014 period.

•
Depreciation and amortization expense for the U.S. segment was $47.5 million in the first nine months of 2015 compared to $23.4 million in the six months ended June 29, 2014. The longer nine month period in 2015 compared to the six month period in 2014 and the increase in the value of fixed and intangible assets in connection with the Merger Transaction accounted for majority of the increase in depreciation and amortization expense.

Successor Period of the Nine Months Ended September 30, 2015 vs Successor Period from June 30, 2014 through September 30, 2014 (Adjusted)

Net Sales

Net sales for the first nine months of 2015 were $607.4 million, or $3.15 million per shipping day, compared to net sales of $196.0 million, or $3.11 million per shipping day during the period June 30, 2014 through September 30, 2014. The increase in revenue of $411.4 million was directly attributable to comparing operating results of 193 shipping days in the first nine months of 2015 to the results from 63 shipping days during the three month period of June 30, 2014 through September 30, 2014. The U.S. operating segment net sales per shipping day of $2.48 million for the first nine months of 2015 was $0.08 million or 3.3% more than net sales of $2.40 million per shipping day for the three month period of June 30, 2015 through September 30, 2015. The increase in net sales on a per day basis in the nine month 2015 period compared to the three month 2014 period was primarily the inclusion of the NDD line products. The Canada operating segment net sales per shipping day of $550.0 thousand for the first nine months of 2015 was $46.0 thousand or 7.7% less than net sales of $596.0 thousand per shipping day for the period June 30, 2014 through September 30, 2014. The decrease in net sales on a per day basis in the nine month 2015 period compared to the three month 2014 period was primarily the result of the negative impact of the currency exchange rates. The revenue impact of the remaining operating segments was not material to the overall variance between the two periods.

Cost of Sales
Cost of sales for the U.S. segment was $250.1 million, or 52.2% of net sales, in the nine months ended September 30, 2015, compared to $71.3 million, or 47.2% of net sales, in the period June 30, 2014 through September 30, 2014. The U.S. segment cost of sales expressed as a percentage of net sales increased in the 2015 period compared to the 2014 period and as a result of the high initial start-up costs associated with the introduction of the new NDD line. Cost of sales for the Canada segment was $71.1 million, or 67.0% of net sales in the nine months ended September 30, 2015 compared to $23.5 million, or 62.4% of net sales, in the period June 30, 2014 through September 30, 2014. The Canada segment cost of sales expressed as a percentage of net sales increased in the 2015 period compared to the 2014 period as a result of higher U.S. dollar denominated product costs and unfavorable currency exchange between the Canadian dollar and U.S. dollar.

Expenses
Operating expenses for the first nine months of 2015 were $246.6 million as compared to $97.8 million in the period June 30, 2014 through September 30, 2014. The increase in operating expenses, excluding the Merger Transaction expenses, was directly attributable to comparing operating results of 193 shipping days in the first nine months of 2015 to the results from 63 shipping days in the first three months of 2014.

•
SG&A expense for the U.S. segment was $153.0 million, or 31.9% of net sales in the first nine months of 2015 compared to $45.9 million, or 30.4% of net sales in the period June 30, 2014 through September 30, 2014. The increase in SG&A expense in the 2015 period was primarily the result of higher restructuring and severance related expenses in 2015 period and comparing a nine month 2015 period to a three month 2014 period.

•
Depreciation and amortization expense for the U.S. segment was $47.5 million in the first nine months of 2015 compared to $17.2 million in the period June 30, 2014 through September 30, 2014. The longer nine month period in 2015 compared to the three month period in 2014 accounted for the majority of the increase in depreciation and amortization expense.

Income Taxes

In the nine month Successor period ended September 30, 2015, the Company recorded an income tax benefit of $7.9 million on a pre-tax loss of $22.3 million. In the three month Successor period ended September 30, 2015, the Company recorded an income tax benefit of $5.2 million on a pre-tax loss of $5.2 million. The effective income tax rates were 35.3% and 99.2% for the nine and three month Successor periods ended September 30, 2015.

In the three month and one day Successor period ended September 30, 2014, the Company recorded an income tax benefit of $4.3 million on a pre-tax loss of $19.2 million. In the three month Successor period ended September 30, 2014, the company recorded a tax provision of $1.9 million on pre-tax income of $2.8 million. The effective income tax rates were 22.6% and 67.0% for the three month and one day Successor period ended September 30, 2014 and the three month Successor period ended September 30, 2014 respectively. In the six month Predecessor period ended June 29, 2014, the Company recorded an income tax benefit of $24.1 million on a pre-tax loss of $68.6 million. The effective income tax rate was 35.1% for the six month Predecessor period ended June 29, 2014.

The difference between the effective income tax rate and the federal statutory rate in the nine and three month Successor periods ended September 30, 2015 was affected by the change in the estimated annual effective tax rate used to compute the interim tax provision as required by ASC 740-270, the accounting guidance established for computing income taxes in interim periods. The net effect of the change was recorded in the current period as required by the accounting standard. The effective income tax rate in the nine and three month Successor periods ended September 30, 2015 was also affected by an adjustment of the deferred tax liability for the unremitted earnings of a foreign subsidiary. The effective income tax rate also differed from the federal statutory rate in the nine and three month Successor periods ended September 30, 2015 due to the effect of the foreign exchange gain/loss recognized in the financial statements in the reporting period. The remaining differences between the effective income tax rate and the federal statutory rate in the nine and three month Successor periods ended September 30, 2015 was primarily due to state and foreign income taxes.

The differences between the effective income tax rate and the federal statutory rate in the three month and one day Successor period ended September 30, 2014 and the six month Predecessor period ended June 29, 2014 were affected by certain non-deductible costs associated with the Merger Transaction. The difference between the effective income tax rate and the federal statutory rate in the six month Predecessor period ended June 29, 2014 was also affected by changes, in the second quarter, in certain state income tax rates used in computing the Company’s deferred tax assets and liabilities. The remaining differences between the federal statutory rate and the effective tax rate in the three month and one day Successor period ended September 30, 2014 and the three month Successor period ended September 30, 2014 was primarily due to state and foreign income taxes. The remaining difference between the effective income tax rate and the federal statutory rate in the six month Predecessor period ended June 29, 2014 was primarily due to state and foreign income taxes.

Liquidity and Capital Resources

Cash Flows
The statements of cash flows reflect the changes in cash and cash equivalents for the Successor nine months ended September 30, 2015, the Successor three month period from June 30, 2014 through September 30, 2014, and the Predecessor six month period ended June 29, 2014 by classifying transactions into three major categories: operating, investing, and financing activities.

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
Operating Activities
Net cash used by operating activities for the nine months ended September 30, 2015 was $37.1 million and was the result of the net loss adjusted for non-cash items of $46.9 million for depreciation, amortization, gain on dispositions of property and equipment, deferred taxes, deferred financing, stock-based compensation, other non-cash interest, and change in value of interest rate swap which was offset by cash related adjustments of $69.5 million for routine operating activities, represented by changes in accounts receivable, inventories, accounts payable, accrued liabilities, and other items. During the nine months ended September 30, 2015, routine operating activities used cash through an increase in accounts receivable of $24.8 million, an increase in inventories of $56.1 million, an increase in other assets of $1.5 million, and an increase in other items of $0.5 million. This was partially offset by an increase in accounts payable of $11.9 million, and an increase in other accrued liabilities of $1.5 million. In the first nine months of 2015, the seasonal increases in accounts receivable and inventory, and effects of the NDD line roll-out, were the primary uses of cash flow from operating activities for the period.
Excluding $40.2 million in cash used for the Merger Transaction, net cash provided by operating activities for the three months ended September 30, 2014 was $1.6 million and was the result of the net income adjusted for non-cash items of $24.7 million for depreciation, amortization, deferred taxes, deferred financing, and stock-based compensation together with cash related adjustments of $24.0 million for routine operating activities, represented by changes in accounts receivable, inventories, accounts payable, accrued liabilities, and other assets. During the three months ended September 30, 2014, routine operating activities provided cash through a decrease in accounts receivable of $1.9 million, an increase in accounts payable of 0.5 million and a decrease in other items of $2.9 million. This was partially offset by an increase in inventories of $7.5 million, a decrease in other accrued liabilities of $14.1 million, an increase in other assets of $7.7 million.
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

Investing Activities
Net cash used by investing activities for the nine months ended September 30, 2015 was $18.7 million and consisted of capital expenditures of $21.0 million offset by $2.3 million of proceeds from the sale of property and equipment. Capital expenditures consisted of $6.5 million for key duplicating machines, $5.6 million for engraving machines, $4.2 million for computer software and equipment, $2.7 million for machinery and equipment, and $1.9 million for other asset additions.
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
Financing Activities
Net cash provided by financing activities was $46.6 million for the nine months ended September 30, 2015. The borrowings on revolving credit loans provided $53.0 million. The Company used cash to pay $4.1 million in principal payments on the senior term loans under the Senior Facilities, $2.0 million in payments on the revolving credit loans, and $0.1 million in principal payments under capitalized lease obligations. The Company used $0.5 million of cash to purchase shares from a former member of management and received cash of $0.4 million from the sale of stock.
Excluding $763.2 million in cash provided by borrowings related to the Merger Transaction, net cash used by financing activities was $12.0 million for the three months ended September 30, 2014. The Company used $13.0 million of cash for the repayment of revolving credit loans and received cash of $1.0 million from the sale of securities to a Board member.
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
The Company’s working capital (current assets minus current liabilities) position of $278.3 million as of September 30, 2015 represents an increase of $47.0 million from the December 31, 2014 level of $231.3 million.

Contractual Obligations
The Company’s contractual obligations in thousands of dollars as of September 30, 2015 were as follows:

		Payments Due
Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Junior Subordinated Debentures (1)	$129,960	$—	$—	$—	$129,960
Interest on Jr Subordinated Debentures	146,777	12,231	24,463	24,463	85,620
Senior Term Loans	543,125	5,500	11,000	11,000	515,625
Bank Revolving Credit Facility	51,000	—	—	51,000	—
6.375% Senior Notes	330,000	—	—	—	330,000
KeyWorks License Agreement	2,055	407	771	718	159
Interest Payments (2)	279,304	45,480	90,261	89,321	54,242
Operating Leases	55,592	9,388	12,500	8,715	24,989
Deferred Compensation Obligations	2,068	855	—	—	1,213
Capital Lease Obligations	544	243	236	65	—
Purchase Obligations (3)	583	350	233	—	—
Other Obligations	1,543	698	676	169	—
Uncertain Tax Position Liabilities	331	—	—	—	331
Total Contractual Cash Obligations (4)	$1,542,882	$75,152	$140,140	$185,451	$1,142,139

(1)	The junior subordinated debentures liquidation value is approximately $108,704.

(2)
Interest payments for borrowings under the Senior Facilities, the 6.375% Senior Notes, and Revolver borrowings. Interest payments on the variable rate Senior Term Loans were calculated using 5.70% for the notional amount of $130 million under interest rate swap agreements and the actual interest rate of 4.50% as of September 30, 2015 was used for the remaining amount of the Senior Term Loans. Interest payments on the 6.375% Senior Notes were calculated at their fixed rate.  Interest payments on the Revolver borrowings were calculated using the actual interest rate of 3.56% and outstanding borrowings at September 30, 2015, through the Revolver maturity date.

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

(4)
All of the contractual obligations noted above are reflected on the Company’s condensed consolidated balance sheet as of September 30, 2015 except for the interest payments, purchase obligations, and operating leases.

As of September 30, 2015, the Company had no material purchase commitments for capital expenditures.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Borrowings
As of September 30, 2015, the Company had $15.1 million available under the Senior Facilities. The Company had approximately $594.6 million of outstanding debt under its Senior Facilities at September 30, 2015, consisting of $543.1 million in a term loan, $51.0 million in Revolver borrowings, and $0.5 million in capitalized lease and other obligations. The term loan consisted of a $544.5 million Term B-2 Loan at an interest rate of 4.5%. The Revolver borrowings consisted of $51.0 million at an interest rate of 3.56% and the capitalized lease obligations were at various interest rates.
At September 30, 2015 and December 31, 2014, the Company’s borrowings were as follows:

	September 30, 2015			December 31, 2014
(dollars in thousands)	Facility Amount	Outstanding Amount	Interest Rate	Facility Amount	Outstanding Amount	Interest Rate
Term B-2 Loan		$543,125	4.50%		$547,250	4.50%
Revolving credit facility	$70,000	51,000	3.56%	$70,000	—	—
Capital leases & other obligations		480	various		607	various
Total secured credit		594,605			547,857
Senior notes		330,000	6.375%		330,000	6.375%
Total borrowings		$924,605			$877,857
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
Terms of the Senior Facilities subject the Company to a revolving facility test condition whereby a senior secured leverage ratio covenant of no greater than 6.5 times last twelve months Pro-forma Adjusted EBITDA comes into effect if more than 35% of the total Revolver commitment is drawn or utilized in letters of credit at the end of a fiscal quarter. If this covenant comes into effect, it may restrict the Company’s ability to incur debt, make investments, pay interest on the Junior Subordinated Debentures, or undertake certain other business activities. As of September 30, 2015, the total revolving credit commitment of the Company was 78% utilized. Below are the calculations of the financial covenant with the Senior Facilities requirement for the twelve trailing months ended September 30, 2015:

(dollars in thousands)	Actual	Ratio Requirement
Secured Leverage Ratio
Term B-2 Loan	$543,125
Revolving credit facility	51,000
Capital leases & other obligations	480
Cash and cash equivalents	(8,685)
Total debt	585,920
Pro-forma Adjusted EBITDA (1)	124,917
Leverage ratio (must be below requirement)	4.69	6.50
(1) Pro-forma Adjusted EBITDA for the twelve months ended September 30, 2015 is presented in the following pro-forma Adjusted EBITDA section.

Pro-forma Adjusted EBITDA

The reconciliation of Net Loss to Adjusted EBITDA for the three and nine months ended September 30, 2015 and 2014 and reconciliation of Net Loss to Pro-forma Adjusted EBITDA for the year ended December 31, 2014 and the twelve trailing months ("TTM") ended September 30, 2015 and 2014 follows:

	Three Months Ended		Nine Months Ended		Year	TTM	TTM
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,	Ended	Sept. 30,	Sept. 30,
	2015	2014	2015	2014	2014 (1)	2015	2014 (2)
		Adjusted (6)		Adjusted (6)		Adjusted (6)	Adjusted (6)
Net (loss) income	$(40)	$934	$(14,448)	$(59,382)	$(63,463)	$(18,529)	$(62,356)
Income tax expense (benefit)	(5,187)	1,897	(7,873)	(28,459)	(30,316)	(9,730)	(31,997)
Interest expense, net	12,603	14,674	37,847	37,824	50,400	50,423	49,932
Interest expense on junior subordinated debentures	3,152	3,152	9,457	9,457	12,610	12,610	12,610
Investment income on trust common securities	(95)	(94)	(284)	(283)	(378)	(379)	(377)
Depreciation	7,611	8,977	22,119	23,126	31,426	30,419	30,348
Amortization	9,488	9,580	28,523	20,673	30,221	38,071	26,226
EBITDA	27,532	39,120	75,341	2,956	30,500	102,885	24,386

Stock compensation expense	423	336	680	39,565	39,904	1,019	42,206
Management fees	156	138	462	153	291	600	167
Foreign exchange (gain) loss	2,144	(946)	3,065	(870)	(550)	3,385	(424)
Acquisition and integration expense	—	255	257	57,160	57,834	931	60,254
Legal fees and settlements	607	217	1,491	723	1,170	1,938	723
Restructuring costs	2,230	114	7,850	220	1,303	8,933	2,140
Other adjustments	1,391	(137)	2,655	(85)	986	3,726	371
Adjusted EBITDA	$34,483	$39,097	$91,801	$99,822	$131,438	$123,417	$129,823

Pro-forma purchasing savings (3)					3,322	845	4,849
2015 costs to enter NDD market					—	655	—
2013 facilities closures (4)					—	—	60
Paulin Acquisition synergies (5)					—	—	83
Pro-forma Adjusted EBITDA					$134,760	$124,917	$134,815

1) For purposes of the Pro-forma Adjusted EBITDA computation, the predecessor six month period ended June 29, 2014 was combined with the successor six month period ended December 31, 2014.

2) For purposes of the Pro-forma Adjusted EBITDA computation, the predecessor nine month period ended June 29, 2014 was combined with the successor one day period ended June 30, 2014 and the successor three month period ended September 30, 2014.

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
6) During the fourth quarter of 2014, the Company completed the purchase price allocation related to the Merger Transaction in accordance with ASC 805. ASC 805 requires the Company to retrospectively adjust the provisional amounts recognized at the acquisition date to reflect the information obtained about facts and circumstances that existed as of the acquisition date. As such, the Successor's depreciation, amortization and income tax (benefit) expense for the three month period ended September 30, 2014 have been adjusted to reflect the final purchase price adjustments.

Critical Accounting Policies and Estimates
Significant accounting policies and estimates are summarized in the notes to the condensed consolidated financial statements. Some accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts, and other information from outside sources, as appropriate. Management believes that these estimates and assumptions are reasonable based on the facts and circumstances as of September 30, 2015, however, actual results may differ from these estimates under different assumptions and circumstances.
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

Recent Accounting Pronouncements
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
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. We plan to adopt this ASU in the first quarter of 2016. Based on the balances as of September 30, 2015, we expect to reclassify approximately$20,300 of unamortized debt issuance costs from "Deferred Financing Fees, Net" to "Long Term Senior Term Loans" and "Long Term Senior Notes."
On August 30, 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies the treatment of debt issuance costs from line-of-credit arrangements after adoption of ASU 2015-03. The SEC Staff announced they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The update requires retrospective application and represents a change in accounting principle. The update becomes effective January 1, 2016.
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to the lower of cost or net realizable value for entities that measure inventory using the first-in, first-out (FIFO) or average cost method. The ASU defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this update are effective for the fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Earlier application is permitted as of the beginning of an interim or annual reporting period. We are evaluating the impact of ASU 2015-03 on our Condensed Consolidated Financial Statements.

Item 3.
Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to the impact of interest rate changes as borrowings under the Senior Facilities bear interest at variable interest rates. It is the Company’s policy to enter into interest rate swap and interest rate cap transactions only to the extent considered necessary to meet our objectives.
Based on the Company’s exposure to variable rate borrowings at September 30, 2015, after consideration of the Company’s LIBOR floor rate and interest rate swap agreements, a one percent (1%) change in the weighted average interest rate for a period of one year would change the annual interest expense by approximately $4.6 million.
The Company is exposed to foreign exchange rate changes of the Australian, Canadian, and Mexican currencies as they impact the $145.7 million tangible and intangible net asset value of our Australian, Canadian, and Mexican subsidiaries as of September 30, 2015. The foreign subsidiaries net tangible assets were $72.2 million and the net intangible assets were $73.5 million as of September 30, 2015.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the entity’s annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. Management determined that the Company's internal control over financial reporting was not effective solely as a result of the material weakness described below which existed as of September 30, 2015. The material weakness also existed as of December 31, 2014.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2015 and that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds.
Not Applicable
Item 3. – Defaults Upon Senior Securities.
Not Applicable
Item 4. – Mine Safety Disclosures.
Not Applicable
Item 5. – Other Information.
Not Applicable

Item 6. – Exhibits.

a)	Exhibits, including those incorporated by reference.

10.1	Employment Agreement between Greg Gluchowski and The Hillman Group, Inc. dated August 18, 2015. (1)
31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act
31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act
32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1 *	Supplemental Consolidating Guarantor and Non-Guarantor Financial Information.
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the Securities and Exchange Commission on November 16, 2015, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, (iv) Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2015, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
(1)	Filed as an exhibit to the Current Report on Form 8K filed on August 18, 2015.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
THE HILLMAN COMPANIES, INC.

/s/ Jeffrey S. Leonard	/s/ Harold J. Wilder
Jeffrey S. Leonard	Harold J. Wilder
Chief Financial Officer	Controller
(Chief Accounting Officer)
DATE: November 16, 2015