Form 10-K
period 2015-12-31
HILLMAN COMPANIES INC
filed 2016-03-28
CIK 1029831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
On March 28, 2016, 5,000 shares of the Registrant's common stock were issued and outstanding and 4,217,724 Trust Preferred Securities were issued and outstanding by the Hillman Group Capital Trust. The Trust Preferred Securities trade on the NYSE Amex under the symbol "HLM.Pr." The aggregate market value of the Trust Preferred Securities held by non-affiliates at June 30, 2015 was $123,790,199.

PART I
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
These forward-looking statements are not historical facts, but rather are based on management's current expectations, assumptions, and projections about future events. Although management believes that the expectations, assumptions, and projections on which these forward-looking statements are based are reasonable, they nonetheless could prove to be inaccurate, and as a result, the forward-looking statements based on those expectations, assumptions, and projections also could be inaccurate. Forward-looking statements are not guarantees of future performance. Instead, forward-looking statements are subject to known and unknown risks, uncertainties, and assumptions that may cause the Company's strategy, planning, actual results, levels of activity, performance, or achievements to be materially different from any strategy, planning, future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Actual results could differ materially from those currently anticipated as a result of a number of factors, including the risks and uncertainties discussed under the caption “Risk Factors” set forth in Item 1A of this annual report. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements.
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
Item 1 – Business.
General
The Hillman Companies, Inc. and its wholly-owned subsidiaries (collectively, “Hillman” or “Company”) are one of the largest providers of hardware-related products and related merchandising services to retail markets in North America. The Company's principal business is operated through its wholly-owned subsidiary, The Hillman Group, Inc. and its wholly-owned subsidiaries (collectively, “Hillman Group”), which had net sales of approximately $786.9 million in 2015. Hillman Group sells its products to hardware stores, home centers, mass merchants, pet supply stores, and other retail outlets principally in the United States, Canada, Mexico, Australia, Latin America, and the Caribbean. Product lines include thousands of small parts such as fasteners and related hardware items; threaded rod and metal shapes; keys, key duplication systems, and accessories; builder's hardware; and identification items, such as tags and letters, numbers, and signs. The Company supports its product sales with services that include design and installation of merchandising systems and maintenance of appropriate in-store inventory levels.
The Company's headquarters are located at 10590 Hamilton Avenue, Cincinnati, Ohio. The Company maintains a website at www.hillmangroup.com. Information contained or linked on the Company's website is not incorporated by reference into this annual report and should not be considered a part of this annual report.
Background
On June 30, 2014, affiliates of CCMP Capital Advisors, LLC (“CCMP”) and Oak Hill Capital Partners III, L.P., Oak Hill Capital Management Partners III, L.P. and OHCP III HC RO, L.P. (collectively, “Oak Hill Funds”), together with certain current and former members of Hillman's management, consummated a merger transaction (the “Merger Transaction”) pursuant to the terms and conditions of an Agreement and Plan of Merger dated as of May 16, 2014. As a result of the Merger Transaction, The Hillman Companies, Inc. remained a wholly-owned subsidiary of OHCP HM Acquisition Corp., which changed its name to HMAN Intermediate II Holdings Corp. (“Predecessor Holdco”), and became a wholly-owned subsidiary of HMAN Group Holdings Inc. (“Successor Holdco” or “Holdco”). The total consideration paid in the Merger Transaction was approximately $1.5 billion including repayment of outstanding debt and including the value of the Company's outstanding Junior Subordinated Debentures ($105.4 million liquidation value at the time of the Merger Transaction).

Hillman Group
The Company is organized as five separate business segments, the largest of which is (1) Hillman Group operating primarily in the United States. The other business segments consist of subsidiaries of the Hillman Group operating in (2) Canada under the names The Hillman Group Canada ULC and H. Paulin & Co., (3) Mexico under the name SunSource Integrated Services de Mexico S.A. de C.V., (4) Florida under the name All Points Industries, Inc., and (5) Australia under the name The Hillman Group Australia Pty. Ltd. Hillman Group provides merchandising services and products such as fasteners and related hardware items; threaded rod and metal shapes; keys, key duplication systems, and accessories; builder's hardware; and identification items, such as tags and letters, numbers, and signs, to retail outlets, primarily hardware stores, home centers and mass merchants, pet supply stores, grocery stores, and drug stores. Hillman complements its extensive product selection with regular retailer visits by its field sales and service organization.
Hillman markets and distributes approximately 108,000 stock keeping units (“SKUs”) of small, hard-to-find and hard-to-manage hardware items. Hillman functions as a category manager for retailers and supports these products with in-store service, high order fill rates, and rapid delivery of products sold. Sales and service representatives regularly visit retail outlets to review stock levels, reorder items in need of replacement, and interact with the store management to offer new product and merchandising ideas. Thousands of items can be actively managed with the retailer experiencing a substantial reduction of in-store labor costs and replenishment paperwork. Service representatives also assist in organizing the products in a consumer-friendly manner. Hillman complements its broad range of products with merchandising services such as displays, product identification stickers, retail price labels, store rack and drawer systems, assistance in rack positioning and store layout, and inventory restocking services. Hillman regularly refreshes retailers' displays with new products and package designs utilizing color-coding to simplify the shopping experience for consumers and improve the attractiveness of individual store displays.
The Company operates from 19 strategically located distribution centers in the United States, Canada, Mexico, and Australia, and is recognized for providing retailers with industry leading fill-rates and lead times. Hillman's main distribution centers utilize state-of-the-art warehouse management systems (“WMS”) to ship customer orders within 48 hours while achieving a very high order fill rate. Hillman utilizes third-party logistics providers to warehouse and ship customer orders in the U.S., Mexico and Australia.
Hillman also designs, manufactures, and markets industry-leading identification and duplication equipment for home, office, automotive, and specialty keys. In 2000, the Company revolutionized the key duplication market with the patent-protected Axxess Key Duplication System™ which provided the ability to accurately identify and duplicate a key to store associates with little or no experience. In 2007, Hillman upgraded its key duplication technology with Precision Laser Key™ utilizing innovative digital and laser imaging to identify a key and duplicate the cut-pattern automatically. In 2011, Hillman introduced the innovative FastKey™ consumer-operated key duplication system which utilizes technology from the Precision Laser Key System™. Through the Company's creative use of technology and efficient use of inventory management systems, the sale of Hillman products has proven to be a profitable revenue source for big box retailers. The Company's duplication systems have been placed in over 25,000 retail locations to date and are supported by Hillman sales and service representatives.
In addition, Hillman applies a variety of innovative options of consumer-operated vending systems for engraving specialty items such as pet identification tags, luggage tags, and other engraved identification tags. The Company has developed unique engraving systems leveraging state-of-the-art technologies to provide a customized solution for mass merchant and pet supply retailers. To date, approximately 9,200 Hillman engraving systems have been placed in retail locations which are also supported by Hillman's sales and service representatives.
Products and Suppliers
Hillman's vast product portfolio is recognized by top retailers across North America for providing consistent quality and innovation to DIYers and professional contractors. The Company's product strategy concentrates on providing total project solutions for common and unique home improvement projects. Hillman's portfolio provides retailers the assurance that their shoppers can find the right product at the right price within an ‘easy to shop' environment.
The Company currently manages a worldwide supply chain of approximately 800 vendors, the largest of which accounted for approximately 6.3% of the Company's annual purchases and the top five of which accounted for approximately 20.9% of its annual purchases. About 40% of Hillman's annual purchases are from non-U.S. suppliers, with the balance from U.S. manufacturers and master distributors. The Company's vendor quality control procedures include on-site evaluations and frequent product testing. Vendors are also evaluated based on delivery performance and the accuracy of their shipments.

Fasteners
Fasteners remain the core of Hillman's business and the product line encompasses more than 88,000 SKUs, which management believes to be one of the largest selections among suppliers servicing the hardware retail segment. The fastener line includes standard and specialty nuts, bolts, washers, screws, anchors, and picture hanging items. Hillman offers zinc, chrome, and galvanized plated steel fasteners in addition to stainless steel, brass, and nylon fasteners in this vast line of products. In addition, the Company carries a complete line of indoor and outdoor project fasteners for use with drywall and deck construction.
The Company believes that it keeps the fastener category vibrant and refreshed for retailers by providing a continuous stream of new products. Some of the Company's recent offerings include an expansion of Hillman's WeatherMaxx™ stainless steel fasteners. The Company believes that the fast-growing category provides consumers with value and performance in exterior applications and incremental margins for retailers. WeatherMaxx™ features a variety of packaging options to assist consumers to find the right quantity for large or small projects. In addition, the Tite-Series marks Hillman's expansion into the fast growing and highly profitable construction fastener segment. The Tite-Series features fasteners for common new construction and remodeling projects such as deck building, roof repair, landscaping, and gutter repair. The Company believes that the Tite-Series offers enhanced performance with an easy-start, type 17 bit, serrated threads, and reduced torque requirements. The program also features an innovative new merchandising format which the Company believes allows retailers to increase holding power while displaying products in a neat and organized system.
In 2015, the Company continued to expand a new line of hand driven nails, deck screws, and drywall screws. The new program features a comprehensive offering for DIYers and professional contractors across a good, better, best value platform. The program is marketed under the prominent Hillman brand and introduces three new categories: Fas-N-Tite, DeckPlus, and PowerPro, allowing shoppers to choose their desired quality level. The Company's new offering was the result of extensive consumer research and contains proprietary performance features that the Company's management believes will positively influence end-users' purchase decision. The packaging and merchandising utilizes large product images, impactful graphics, and mounted product samples so that shoppers can easily navigate the display and locate items quickly. The Company has received positive feedback from potential customers on the new program across all Hillman core distribution channels.
In 2015, the Company expanded its mass merchant fastener program in over 3,500 stores across the U.S. The line targets consumers visiting mass merchants, grocery, and department stores who desire to purchase their hardware needs while shopping for grocery and general merchandise needs. The product offering provides convenience to the light-duty DIYer and solutions to common home improvement projects. The program utilizes Hillman's proven packaging and merchandising best practices that simplify consumers' shopping experience. The Company's management believes that this new line is among the most comprehensive and innovative in this market segment which is growing in popularity due to busy consumers who prefer one-stop shopping superstores.
Also in 2015, Hillman continued to expand its fastener presence beyond retailers' ‘brick and mortar' locations by supporting the e-commerce segment. Hillman supported e-commerce requests and now has over 25,000 items available for sale on retailers' websites. The Company supported direct-to-store and direct-to-consumer fulfillment for consumers who choose to order fasteners directly from retailers' websites. Consumers can visit the retailer's website, select their desired fasteners, pay by credit card, and pick up their order at the retailer's store or choose to have the order shipped to the address of the consumer's choice. The Company plans to continue to support retailers' requests to expand their on-line offerings in 2016.
Fasteners generated approximately 65.8% of the Company's total revenues in 2015, as compared to 64.5% in 2014 and 64.2% in 2013.
Keys and Key Accessories
Hillman designs and manufactures proprietary equipment which forms the cornerstone for the Company's key duplication business. The Hillman key duplication system is offered in various retail channels including mass merchants, home centers, automotive parts retailers, franchise and independent (“F&I”) hardware stores, and grocery/drug chains; it can also be found in many service-based businesses like parcel shipping outlets.
Hillman markets multiple separate key duplication systems. The Axxess Precision Key Duplication System™ is marketed to national retailers requiring a key duplication program easily mastered by novice associates, while the Hillman Key Program targets the F&I hardware retailers with a machine that works well in businesses with lower turnover and highly skilled employees. There are over 25,000 Axxess Programs placed in North American retailers including Home Depot, Lowe's, and Walmart.

Hillman introduced the Precision Laser Key System™ in 2007. This system uses a digital optical camera, lasers, and proprietary software to scan a customer's key. The system identifies the key and retrieves the key's specifications, including the appropriate blank and cutting pattern, from a comprehensive database. This technology automates nearly every aspect of key duplication and provides the ability for every store associate to cut a key accurately. Hillman has placed approximately 2,700 of these key duplicating systems in North American retailers, and the Company's management believes that the Company is well-positioned to capitalize on this technology.
In 2011, Hillman launched the innovative FastKey™ consumer-operated key duplication system with Walmart in 1,000 high volume stores. FastKey™ utilizes technology from the Precision Laser Key System™ and combines a consumer-friendly vending system which allows retail shoppers to duplicate the most popular home, office, and small lock keys. The FastKey™ system covers a large percentage of the key market and features a unique key sleeve that ensures proper insertion, alignment, and duplication of the key. Consumers who attempt to duplicate keys not included in the FastKey™ system receive a ‘service slip' identifying their key and referring them to the main Hillman key cutting location within the store. The FastKey™ system has demonstrated the ability to increase overall key sales at the store retail level.
In addition to key duplication, Hillman has an exclusive, strategic partnership with Sid Tool Co., Inc. (acting through its Class C Solutions Group) for the distribution of the proprietary PC+© Code Cutter machine which produces automobile keys based on a vehicle's identification number. The Code Cutter machines are marketed to automotive dealerships, auto rental agencies, and various companies with truck and vehicle fleets. Since its introduction, over 7,900 PC+© units and over 8,900 of the newer Flash Code Cutter units have been sold.
Hillman also markets keys and key accessories in conjunction with its duplication systems. Hillman's proprietary key offering features the universal blank which uses a "universal" keyway to replace up to five original equipment keys. This innovative system allows a retailer to duplicate 99% of the key market while stocking less than 100 SKUs. Hillman continually refreshes the retailer's key offering by introducing decorated and licensed keys and accessories. The Company's Wackey™ and Fanatix™ lines feature decorative themes of art and popular licenses such as NFL, Disney, Breast Cancer Awareness, M&M's, and Harley Davidson to increase the purchase frequency and average transaction value per key. The Company also markets a successful line of decorative and licensed lanyards. Hillman has taken the key and key accessory categories from a price sensitive commodity to a fashion driven business and has significantly increased retail pricing and gross margins.
Keys, key accessories, and Code Cutter units represented approximately 15.6% of the Company's total revenues in 2015, as compared to 16.6% in 2014 and 17.1% in 2013.
Engraving
Hillman's engraving business focuses on the growing consumer spending trends surrounding personalized and pet identification. Innovation has played a major role in the development of the Company's engraving business unit. From the original Quick-Tag™ consumer-operated vending system to the proprietary laser system of TagWorks, Hillman continues to lead the industry with consumer-friendly engraving solutions.
Quick-Tag™ is a patented, consumer-operated vending system that custom engraves and dispenses pet identification tags, military-style I.D. tags, holiday ornaments, and luggage tags. Styles include NFL and NCAA logo military tags. Quick-Tag™ is an easy, convenient means for the consumer to custom-engrave tags and generates attractive margins for the retailer. Hillman has placed over 4,700 Quick-Tag™ machines in retail outlets throughout the U.S. and Canada. In addition to placements in retail outlets, the Company has placed machines inside theme parks such as Disney, Sea World, and Universal Studios.
In 2010, Hillman launched the next generation engraving platform with its new FIDO™ system. This new engraving program integrates a fun attractive design with a user interface that provides new features for the consumer. The individual tag is packaged in a mini cassette and the machine's mechanism flips the tag to allow engraving on both sides. The user interface features a loveable dog character that guides the consumer through the engraving process. Hillman has placed approximately 1,500 FIDO™ systems in PETCO stores as of December 31, 2015.
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
Hillman designs, manufactures, and assembles the engraving equipment in the Company's Tempe, Arizona facility. Engraving products represented approximately 6.5% of the Company's total revenues in 2015, as compared to 6.7% in 2014 and 6.9% in 2013.

Letters, Numbers, and Signs
Letters, numbers, and signs (“LNS”) includes product lines that target both the homeowner and commercial user. Product lines within this category include individual and/or packaged letters, numbers, signs, safety related products (e.g., 911 signs), driveway markers, and a diversity of sign accessories, such as sign frames.
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
The LNS category represented approximately 4.8% of the Company's total revenues in 2015, as compared to 4.8% in 2014, and 4.9% in 2013.
Threaded Rod
Hillman is a leading supplier of metal shapes and threaded rod in the retail market. The SteelWorks™ threaded rod product includes hot and cold rolled rod, both weld-able and plated, as well as a complete offering of All-Thread rod in galvanized steel, stainless steel, and brass.
The SteelWorks™ program is carried by many top retailers, including Lowe's and Menards, and through cooperatives such as Ace Hardware. In addition, Hillman is the primary supplier of metal shapes to many wholesalers throughout the country.
Threaded rod generated approximately 4.2% of the Company's total revenues in 2015, as compared to 4.5% in 2014 and 4.5% in 2013.
Builder's Hardware
The builder's hardware category includes a variety of common household items such as coat hooks, door stops, hinges, gate latches, hasps, and decorative hardware.
Hillman markets the builder's hardware products under the Hardware Essentials™ brand and provides the retailer with an innovative merchandising solution. The Hardware Essentials™ program utilizes modular packaging, color coding, and integrated merchandising to simplify the shopping experience for consumers. Colorful signs, packaging, and installation instructions guide the consumer quickly and easily to the correct product location. Hardware Essentials™ provides retailers and consumers decorative upgrade opportunities through the introduction of high-end finishes such as satin nickel, pewter, and antique bronze.
The combination of merchandising, upgraded finishes, and product breadth is designed to improve the retailer's performance. The addition of the builder's hardware product line exemplifies the Company's strategy of leveraging its core competencies to further penetrate customer accounts with new product offerings. In 2015, the Company expanded the placement of the Hardware Essentials™ line in the F&I channel. The F&I channel provided successful conversions in over 442 new locations in 2015.
As of December 31, 2015, the Hardware Essentials™ line was placed in over 3,200 retail locations and generated approximately 3.1% of the Company's total revenues in 2015, as compared to 2.9% in 2014 and 2.4% in 2013.
Markets and Customers
Hillman sells its products to national accounts such as Lowe's, Home Depot, Walmart, Tractor Supply, Menards, PetSmart, and PETCO. Hillman's status as a national supplier of proprietary products to big box retailers allows it to develop a strong market position and high barriers to entry within its product categories.

Hillman services more than 15,000 F&I retail outlets. These individual dealers are typically members of the larger cooperatives, such as True Value, Ace Hardware, and Do-It-Best. The Company ships directly to the cooperative's retail locations and also supplies many items to the cooperative's central warehouses. These central warehouses distribute to their members that do not have a requirement for Hillman's in-store service. These arrangements reduce credit risk and logistic expenses for Hillman while also reducing central warehouse inventory and delivery costs for the cooperatives.
A typical hardware store maintains thousands of different items in inventory, many of which generate small dollar sales but large profits. It is difficult for a retailer to economically monitor all stock levels and to reorder the products from multiple vendors. This problem is compounded by the necessity of receiving small shipments of inventory at different times and stocking the goods. The failure to have these small items available will have an adverse effect on store traffic, thereby possibly denying the retailer the opportunity to sell items that generate higher dollar sales.
Hillman sells its products to approximately 26,000 customers, the top five of which accounted for approximately 48.4% of the Company's total revenue in 2015. For the year ended December 31, 2015, Lowe's was the single largest customer, representing approximately 20.8% of the Company's total revenue, Home Depot was the second largest at approximately 16.1%, and Walmart was the third largest at approximately 7.4% of the Company's total revenue. No other customer accounted for more than 5.0% of the Company's total revenue in 2015. In each of the years ended December 31, 2015, 2014, and 2013, the Company derived over 10% of its total revenues from Lowe's and Home Depot which operated in the following segments: United States excluding All Points, All Points, Canada, and Mexico.
The Company's telemarketing activity sells to thousands of smaller hardware outlets and non-hardware accounts. The Company is also pursuing new business internationally in such places as Canada, Mexico, Australia, South and Central America, and the Caribbean. See Note 21, Segment Reporting and Geographic Information, of Notes to Consolidated Financial Statements.
Sales and Marketing
Hillman provides product support, customer service, and high profit margins for its retail distribution partners. The Company believes that its competitive advantage is in its ability to provide a greater level of customer service than its competitors.
Service is the hallmark of Hillman company-wide. The national accounts field service organization consists of approximately 600 employees and 40 field managers focusing on big box retailers, pet super stores, large national discount chains, and grocery stores. This organization reorders products, details store shelves, and sets up in-store promotions. Many of the Company's largest customers use electronic data interchange (“EDI”) for handling of orders and invoices.
The Company employs what it believes to be the largest factory direct sales force in the industry. The sales force, which consists of approximately 240 employees and is managed by 27 field managers, focuses on the F&I customers. The depth of the sales and service team enables Hillman to maintain consistent call cycles ensuring that all customers experience proper stock levels and inventory turns. This team also prepares custom plan-o-grams of displays to fit the needs of any store and establishes programs that meet customers' requirements for pricing, invoicing, and other needs. This group also benefits from daily internal support from the Company's inside sales and customer service teams. On average, each sales representative is responsible for approximately 57 full service accounts that the sales representative calls on approximately every two weeks.
These efforts, coupled with those of the marketing department, allow the sales force to sell and support its product lines. Hillman's marketing department provides support through the development of new products and categories, sales collateral material, promotional items, merchandising aids, and custom signage. Marketing services such as advertising, graphic design, and trade show management are also provided to the sales force. The department is organized along Hillman's three marketing competencies: product management, channel marketing, and marketing communications.
Competition
The Company's primary competitors in the national accounts marketplace for fasteners are Illinois Tool Works Inc., Dorman Products Inc., Midwest Fastener Corporation, Primesource Building Products, Inc., and Nova Capital. Competition is based primarily on in-store service and price. Other competitors are local and regional distributors. Competitors in the pet tag market are specialty retailers, direct mail order, and retailers with in-store mail order capability. The Quick-Tag™, FIDO™, and TagWorks systems have patent protected technology that is a major barrier to entry and helps to preserve this market segment.
The principal competitors for Hillman's F&I business are Midwest Fasteners and Hy-Ko Products Company (“Hy-Ko”) in the hardware store marketplace. Midwest Fasteners primarily focuses on fasteners, while Hy-Ko is the major competitor in LNS products and keys/key accessories. The Company's management estimates that Hillman sells to approximately 63% of the full service hardware stores in the F&I marketplace. The hardware outlets that purchase Hillman products without regularly scheduled sales representative visits may also purchase products from local and regional distributors and cooperatives. Hillman competes primarily on field service, merchandising, as well as product availability, price, and depth of product line.
Insurance Arrangements
Under the Company's current insurance programs, commercial umbrella coverage is obtained for catastrophic exposure and aggregate losses in excess of expected claims. Since 1991, the Company has retained the exposure on certain expected losses related to workers' compensation, general liability, and automobile. The Company also retains the exposure on expected losses related to health benefits of certain employees. The Company believes that its present insurance is adequate for its businesses. See Note 17, Commitments and Contingencies, of Notes to Consolidated Financial Statements.
Employees
As of December 31, 2015, the Company had 2,907 full time and part time employees, none of which were covered by a collective bargaining agreement. In the opinion of the Company's management, employee relations are good.
Backlog
The Company does not consider the sales backlog to be a significant indicator of future performance due to the short order cycle of its business. The Company's sales backlog from ongoing operations was approximately $8.9 million as of December 31, 2015 and approximately $5.1 million as of December 31, 2014. The Company expects to realize the entire December 31, 2015 backlog during 2016.
Where You Can Find More Information
The Company files quarterly reports on Form 10-Q and annual reports on Form 10-K and furnishes current reports on Form 8-K and other information with the Securities and Exchange Commission (the “Commission”). You may read and copy any reports, statements, or other information filed by the Company at the Commission's public reference rooms at 100 F Street, N.E., Washington, D.C. 20549. Please call the Commission at 1-800-SEC-0330 for more information on the public reference rooms. The Commission also maintains an Internet site at www.sec.gov that contains quarterly, annual, and current reports, proxy and information statements, and other information regarding issuers, like Hillman, that file electronically with the Commission.
In addition, the Company's quarterly reports on Form 10-Q and annual reports on Form 10-K are available free of charge on the Company's website at www.hillmangroup.com as soon as reasonably practicable after such reports are electronically filed with the SEC. The Company is providing the address to its website solely for the information of investors. The Company does not intend the address to be an active link or to incorporate the contents of the website into this report.

Item 1A - Risk Factors.
An investment in the Company's securities involves certain risks as discussed below. However, the risks set forth below are not the only risks that the Company faces, and we face other risks which have not yet been identified or which are not yet otherwise predictable. If any of the following risks occur or are otherwise realized, the Company's business, financial condition, and results of operations could be materially adversely affected. You should consider carefully the risks described below and all other information in this annual report, including the Company's financial statements and the related notes and schedules thereto, prior to making an investment decision with regard to the Company's securities.
Risks Relating to Our Business
Unfavorable economic conditions may adversely affect our business, results of operations, financial condition, and cash flows.
The Company's business is impacted by general economic conditions in the U.S., Canada, and other international markets, particularly the U.S. retail markets including hardware stores, home centers, mass merchants, and other retailers. The current and future economic conditions in the U.S. and internationally, including, without limitation, the level of consumer debt, high levels of unemployment, higher interest rates, and the ability of our customers to obtain credit, may cause a continued or further decline in business and consumer spending.
Adverse changes in economic conditions, including inflation, recession, or instability in the financial markets or credit markets may either lower demand for our products or increase our operational costs, or both. Such conditions may also materially impact our customers, suppliers, and other parties with whom we do business and may result in financial difficulties leading to restructurings, bankruptcies, liquidations, and other unfavorable events for our customers, suppliers, and other service providers. Our revenue will be adversely affected if demand for our products declines. The impact of unfavorable economic conditions may also impair the ability of our customers to pay for products they have purchased and could have a material adverse effect on our results of operations, financial condition, and cash flows.
The Company operates in a highly competitive industry, which may have a material adverse effect on its business, financial condition, and results of operations.
The retail industry is highly competitive, with the principal methods of competition being product innovation, price, quality of service, quality of products, product availability and timeliness, credit terms, and the provision of value-added services, such as merchandising design, in-store service, and inventory management. The Company encounters competition from a large number of regional and national distributors, some of which have greater financial resources than the Company and may offer a greater variety of products. If these competitors are successful, the Company's business, financial condition, and results of operations may be materially adversely affected.
To compete successfully, the Company must develop and commercialize a continuing stream of innovative new products that create consumer demand.
Our long-term success in the current competitive environment depends on our ability to develop and commercialize a continuing stream of innovative new products, including those in our new mass merchant fastener program, which create and maintain consumer demand. The Company also faces the risk that our competitors will introduce innovative new products that compete with the Company's products. The Company's strategy includes increased investment in new product development and continued focus on innovation. There are, nevertheless, numerous uncertainties inherent in successfully developing and commercializing innovative new products on a continuing basis, and new product launches may not provide expected growth results.
The Company's business may be adversely affected by seasonality.
In general, the Company has experienced seasonal fluctuations in sales and operating results from quarter to quarter. Typically, the first calendar quarter is the weakest due to the effect of weather on home projects and the construction industry. If adverse weather conditions persist on a regional or national basis into the second or other calendar quarters, the Company's business, financial condition, and results of operations may be materially adversely affected.

Large customer concentration and the inability to penetrate new channels of distribution could adversely affect the Company's business.
Hillman Group's three largest customers constituted approximately 44.3% of net sales and 37.1% of the year-end accounts receivable balance for 2015. Each of these customers is a big box chain store. As a result, the Company's results of operations depend greatly on its ability to maintain existing relationships and arrangements with these big box chain stores. To the extent that the big box chain stores are materially adversely impacted by the current slow growth economy, this could have a negative effect on our results of operations. The loss of one of these customers or a material adverse change in the relationship with these customers could have a negative impact on the Company's business. The Company's inability to penetrate new channels of distribution may also have a negative impact on our future sales and business.
Successful sales and marketing efforts depend on the Company's ability to recruit and retain qualified employees.
The success of the Company's efforts to grow our business depends on the contributions and abilities of key executives, our sales force, and other personnel, including the ability of our sales force to achieve adequate customer coverage. The Company must therefore continue to recruit, retain, and motivate management, sales, and other personnel to maintain our current business and to support our projected growth. A shortage of these key employees might jeopardize the Company's ability to implement our growth strategy.
The Company is exposed to adverse changes in currency exchange rates.
Exposure to foreign currency risk exists because the Company, through our global operations, enters into transactions and makes investments denominated in multiple currencies. The Company's predominant exposures are in Canadian, Australian, Mexican, and Asian currencies, including the Chinese Renminbi (“RMB”). In preparing the Company's financial statements, for foreign operations with functional currencies other than the U.S. dollar, asset and liability accounts are translated at current exchange rates, and income and expenses are translated using weighted-average exchange rates. With respect to the effects on translated earnings, if the U.S. dollar strengthens relative to local currencies, the Company's earnings could be negatively impacted. The Company does not make a practice of hedging our non-U.S. dollar earnings.
The Company sources many products from China and other Asian countries for resale in other regions. To the extent that the RMB or other currencies appreciate with respect to the U.S. dollar, the Company may experience cost increases on such purchases. The RMB depreciated against the U.S. dollar by 4.4% in 2015 and 2.5% in 2014, and appreciated against the U.S. dollar by 2.8% in 2013. Significant appreciation of the RMB or other currencies in countries where the Company sources our products could adversely impact the Company's profitability. In addition, the Company's foreign subsidiaries may purchase certain products from their vendors denominated in U.S. dollars. If the U.S. dollar strengthens compared to the local currencies, it may result in margin erosion. The Company has a practice of hedging some of its Canadian subsidiary's purchases denominated in U.S. dollars. The Company may not be successful at implementing customer pricing or other actions in an effort to mitigate the related cost increases and thus our results of operations may be adversely impacted.
The Company's results of operations could be negatively impacted by inflation or deflation in the cost of raw materials, freight, and energy.
The Company's products are manufactured of metals, including but not limited to steel, aluminum, zinc, and copper. Additionally, the Company uses other commodity-based materials in the manufacture of LNS that are resin-based and subject to fluctuations in the price of oil. The Company is also exposed to fluctuations in the price of diesel fuel in the form of freight surcharges on customer shipments and the cost of gasoline used by the field sales and service force. Continued inflation over a period of years would result in significant increases in inventory costs and operating expenses. If the Company is unable to mitigate these inflation increases through various customer pricing actions and cost reduction initiatives, the Company's financial condition may be adversely affected. Conversely, in the event that there is deflation, the Company may experience pressure from our customers to reduce prices. There can be no assurance that the Company would be able to reduce our cost base (through negotiations with suppliers or other measures) to offset any such price concessions which could adversely impact the Company's results of operations and cash flows.

We are subject to the risks of doing business internationally.
A portion of our revenue is generated outside the United States, primarily from customers located in Canada, Mexico, Australia, Latin America, and the Caribbean. Because we sell our products and services outside the United States, our business is subject to risks associated with doing business internationally, which include:

•	changes in a specific country's or region's political and cultural climate or economic condition;

•	unexpected or unfavorable changes in foreign laws and regulatory requirements;

•	difficulty of effective enforcement of contractual provisions in local jurisdictions;

•	inadequate intellectual property protection in foreign countries;

•
trade-protection measures, import or export licensing requirements such as Export Administration Regulations promulgated by the U.S. Department of Commerce, Economic Sanctions Laws and Regulations administered by the Office of Foreign Assets Control, and fines, penalties, or suspension or revocation of export privileges;

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
The Company's business is subject to risks associated with sourcing product from overseas.
The Company imports large quantities of our fastener products. Substantially all of our import operations are subject to customs requirements and to tariffs and quotas set by governments through mutual agreements or bilateral actions. In addition, the countries from which the Company's products and materials are manufactured or imported may, from time to time, impose additional quotas, duties, tariffs, or other restrictions on their imports or adversely modify existing restrictions. Adverse changes in these import costs and restrictions, or the Company's suppliers' failure to comply with customs regulations or similar laws, could harm the Company's business.
If any of our existing vendors fail to meet our needs, we believe that sufficient capacity exists in the open market to supply any shortfall that may result. However, it is not always possible to replace a vendor on short notice without disruption in our operations which may require more costly expedited transportation expense and replacement of a major vendor is often at higher prices.
The Company's ability to import products in a timely and cost-effective manner may also be affected by conditions at ports or issues that otherwise affect transportation and warehousing providers, such as port and shipping capacity, labor disputes, severe weather, or increased homeland security requirements in the U.S. and other countries. These issues could delay importation of products or require the Company to locate alternative ports or warehousing providers to avoid disruption to customers. These alternatives may not be available on short notice or could result in higher transit costs, which could have an adverse impact on the Company's business and financial condition.
Acquisitions have formed a significant part of our growth strategy in the past, including the acquisition of Paulin in 2013, and may continue to do so. If we are unable to identify suitable acquisition candidates or obtain financing needed to complete an acquisition, our growth strategy may not succeed.
Historically, the Company's growth strategy has relied on acquisitions that either expand or complement our businesses in new or existing markets, including the Paulin Acquisition in 2013, which expanded our presence in Canada. However, there can be no assurance that the Company will be able to identify or acquire acceptable acquisition candidates on terms favorable to the Company and in a timely manner, if at all, to the extent necessary to fulfill Hillman's growth strategy.
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
The Company has $615.5 million of goodwill and $85.2 million of indefinite-lived trade names recorded on our Consolidated Balance Sheet at December 31, 2015. The Company is required to periodically determine if our goodwill or indefinite-lived trade names have become impaired, in which case we would write down the impaired portion of the intangible asset. If the Company were required to write down all or part of our goodwill or indefinite-lived trade names, our net income could be materially adversely affected.
The Company's success is highly dependent on information and technology systems.
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
Regulations Related to Conflict Minerals Could Adversely Impact Our Business.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as “conflict minerals”, originating from the Democratic Republic of Congo (“DRC”) and adjoining countries. These rules could adversely affect the sourcing, supply, and pricing of materials used in our products, as the number of suppliers who provide conflict-free minerals may be limited. We may also suffer harm to our image if we determine that certain of our products contain minerals not determined to be conflict-free or if we are unable to modify our products to avoid the use of such materials. We may also face challenges in satisfying customers who may require that our products be certified as containing conflict-free minerals.
We are subject to legal proceedings and legal compliance risks.
We are involved in various legal proceedings, which from time to time may involve class action lawsuits, state and federal governmental inquiries, audits and investigations, environmental matters, employment, tort, state false claims act, consumer litigation, and intellectual property litigation. At times, such matters may involve executive officers and other management. Certain of these legal proceedings may be a significant distraction to management and could expose our Company to significant liability, including settlement expenses, damages, fines, penalties, attorneys' fees and costs, and non-monetary sanctions, any of which could have a material adverse effect on our business and results of operations.
Increases in the cost of employee health benefits could impact the Company's financial results and cash flow.
The Company's expenses relating to employee health benefits are significant. Healthcare costs have risen significantly in recent years, and recent legislative and private sector initiatives regarding healthcare reform have resulted and could continue to result in significant changes to the U.S. healthcare system. Unfavorable changes in the cost of such benefits could have a material adverse effect on the Company's financial results and cash flow.
Risks Relating to Our Indebtedness
The Company has significant indebtedness that could affect operations and financial condition and prevent the Company from fulfilling its obligations under its indebtedness.
The Company has a significant amount of indebtedness. On December 31, 2015, total indebtedness was $1,005.7 million, consisting of $105.4 million of indebtedness of Hillman and $900.3 million of indebtedness of Hillman Group.
The Company's substantial indebtedness could have important consequences to investors in Hillman securities. For example, it could:

•	make it more difficult for the Company to satisfy obligations to holders of its indebtedness;

•	increase the Company's vulnerability to general adverse economic and industry conditions;

•
require the dedication of a substantial portion of cash flow from operations to payments on indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, research and development efforts, and other general corporate purposes;

•	limit flexibility in planning for, or reacting to, changes in the Company's business and the industry in which it operates;

•	place the Company at a competitive disadvantage compared to competitors that have less debt; and

•	limit the Company's ability to borrow additional funds.
In addition, the indenture governing Hillman Group's notes and its senior secured credit facilities contain financial and other restrictive covenants that limit the ability to engage in activities that may be in the Company's long-term best interests. The failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all outstanding debts.
Despite current indebtedness levels, the Company and its subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks associated with the Company's substantial leverage.
The Company may be able to incur substantial additional indebtedness in the future. The terms of the indenture do not fully prohibit the Company or our subsidiaries from doing so. The senior secured credit facilities permit additional borrowing of $42.0 million on the revolving credit facility. If new debt is added to our current debt levels, the related risks that the Company and its subsidiaries now face could intensify.
The failure to meet certain financial covenants required by Hillman Group's credit agreements may materially and adversely affect assets, financial position, and cash flows.
Certain of the Company's credit agreements require the maintenance of a leverage ratio and limit our ability to incur debt, make investments, make dividend payments to holders of the Trust Preferred Securities, or undertake certain other business activities. In particular, our maximum allowed senior secured net leverage requirement is 6.50x as of December 31, 2015. A breach of the leverage covenant, or any other covenants, could result in an event of default under the credit agreements. Upon the occurrence of an event of default under the credit agreements, all amounts outstanding, together with accrued interest, could be declared immediately due and payable by our lenders. If this happens, our assets may not be sufficient to repay in full the payments due under the credit agreements. The current credit market environment and other macro-economic challenges affecting the global economy may adversely impact our ability to borrow sufficient funds or sell assets or equity in order to pay existing debt.
The Company is subject to fluctuations in interest rates.
On June 30, 2014, Hillman and certain of its subsidiaries closed on a $620.0 million senior secured credit facility (the “Senior Facilities”), consisting of a $550.0 million term loan and a $70.0 million revolving credit facility (the “Revolver”).
All of our indebtedness incurred in connection with the Senior Facilities has variable rate interest. Increases in borrowing rates will increase our cost of borrowing, which may adversely affect our results of operations and financial condition.
Restrictions imposed by the indenture governing the notes, and by our Senior Facilities and our other outstanding indebtedness, may limit our ability to operate our business and to finance our future operations or capital needs or to engage in other business activities.
The terms of Hillman Group's Senior Facilities and the indenture governing the notes restrict us and our subsidiaries from engaging in specified types of transactions. These covenants restrict our ability and the ability of our restricted subsidiaries, among other things, to:

•	incur or guarantee additional indebtedness;

•	pay dividends on our capital stock or redeem, repurchase, or retire our capital stock or indebtedness;

•	make investments, loans, advances, and acquisitions;

•	pay dividends or other amounts to us from our restricted subsidiaries;

•	engage in transactions with our affiliates;

•	sell assets, including capital stock of our subsidiaries;

•	consolidate or merge; and

•	create liens.
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

Item 1B - Unresolved Staff Comments.
None.

Item 2 – Properties.
As of December 31, 2015, the Company's principal office, manufacturing, and distribution properties were as follows:

Business Segment	Approximate Square Footage	Description
United States, excluding All Points
Cincinnati, Ohio	270,000	Office, Distribution
Forest Park, Ohio	385,000	Office, Distribution
Jacksonville, Florida	97,000	Distribution
Lewisville, Texas	81,000	Distribution
Fairfield, Ohio	248,000	Distribution
Parma, Ohio	16,000	Office, Distribution
Shafter, California	134,000	Distribution
Tempe, Arizona	184,000	Office, Mfg., Distribution
United States, All Points
Pompano Beach, Florida	39,000	Office, Distribution
Canada
Burnaby, British Columbia	29,000	Distribution
Edmonton, Alberta	51,000	Distribution
Laval, Quebec	36,000	Distribution
Milton, Ontario	37,000	Manufacturing
Mississauga, Ontario	25,000	Distribution
Moncton, New Brunswick	13,000	Office, Distribution
Pickering, Ontario	301,000	Distribution
Scarborough, Ontario	372,000	Office, Mfg., Distribution
Winnipeg, Manitoba	40,000	Distribution
Mexico
Monterrey	13,000	Distribution
Australia
Melbourne	16,000	Distribution
All of the Company's facilities are leased, with the exception of one distribution facility located in Scarborough, Ontario. In the opinion of the Company's management, the Company's existing facilities are in good condition.

Item 3 – Legal Proceedings.
We are subject to various claims and litigation that arise in the normal course of business. For a description of our material legal proceedings, see Note 17, Commitments and Contingencies, to the accompanying consolidated financial statements included in this Annual Report on Form 10-K.

Item 4 – Mine Safety Disclosures.
Not Applicable.

PART II
Item 5 – Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Stock Exchange Listing
The Company's common stock does not trade and is not listed on or quoted in an exchange or other market. The Trust Preferred Securities trade under the ticker symbol "HLM.Pr." on the NYSE Amex. The following table sets forth the high and low sales prices as reported on the NYSE Amex for the Trust Preferred Securities.

2015	High	Low
First Quarter	$33.45	$25.50
Second Quarter	30.00	27.31
Third Quarter	30.33	28.83
Fourth Quarter	30.97	29.25
2014	High	Low
First Quarter	$31.00	$30.15
Second Quarter	31.40	29.80
Third Quarter	31.98	30.12
Fourth Quarter	32.24	30.60
The Trust Preferred Securities have a liquidation value of $25.00 per security. As of March 2, 2016, there were 361 holders of Trust Preferred Securities. As of March 28, 2016, the total number of Trust Preferred Securities outstanding was 4,217,724. As of March 28, 2016, the Company's total number of shares of common stock outstanding was 5,000, held by one stockholder.
Distributions
The Company pays interest to the Hillman Group Capital Trust (the “Trust”) on the junior subordinated debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.2 million per annum in the aggregate. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. For the years ended December 31, 2015 and 2014, the Company paid $12.2 million per year in interest on the junior subordinated debentures, which was equivalent to the amounts distributed by the Trust for the same periods.
Pursuant to the indenture that governs the Trust Preferred Securities, the Trust is able to defer distribution payments to holders of the Trust Preferred Securities for a period that cannot exceed 60 months (the “Deferral Period”). During the Deferral Period, the Company is required to accrue the full amount of all interest payable, and such deferred interest payments are immediately payable by the Company at the end of the Deferral Period. There were no deferrals of distribution payments to holders of the Trust Preferred Securities in 2015 or 2014.
The interest payments on the junior subordinated debentures underlying the Trust Preferred Securities are deductible for federal income tax purposes by the Company under current law and will remain an obligation of the Company until the Trust Preferred Securities are redeemed or upon their maturity in 2027.
For more information on the Trust and junior subordinated debentures, see “Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.”
Unregistered Sales of Equity Securities
The Company made no sales of our equity securities during the year ended December 31, 2015.
Issuer Purchases of Equity Securities
The Company made no repurchases of our equity securities during the year ended December 31, 2015.

Item 6 – Selected Financial Data.
The Company's operations for the periods presented prior to June 30, 2014 are referenced herein as the Predecessor or Predecessor Operations. The Company's operations for the periods presented since the Merger Transaction are referenced herein as the Successor or Successor Operations and include the effects of the Company's debt refinancing.
The following table sets forth selected consolidated financial data of the Predecessor for the six months ended June 29, 2014, as of and for the years ended December 31, 2013, 2012, and 2011; and consolidated financial data of the Successor as of and for the six months ended December 31, 2014 and for the year ended December 31, 2015. See the accompanying Notes to Consolidated Financial Statements and “Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations” for information regarding the acquisition of the Company by affiliates of CCMP Capital Advisors, LLC and the Oak Hill Funds and the Company's debt refinancing as well as other acquisitions that affect comparability.

	Successor		Predecessor
(dollars in thousands)	Year Ended 12/31/15	Period from 6/30/2014 Through 12/31/14	Six Months Ended 6/29/14	Year Ended 12/31/13	Year Ended 12/31/12	Year Ended 12/31/11
Income Statement Data:
Net sales	$786,911	$377,292	$357,377	$701,641	$555,465	$506,526
Cost of Sales (exclusive of depreciation and amortization)	435,529	193,221	183,342	359,326	275,016	252,491
Acquisition and integration expense (1)	257	22,719	31,681	8,638	3,031	2,805
Net loss	(23,083)	(18,937)	(44,526)	(1,148)	(7,234)	(9,779)
Balance Sheet Data at December 31:
Total assets	$1,864,447	$1,903,013	N/A	$1,264,856	$1,175,793	$1,127,851
Long-term debt & capital lease obligations (2)	570,277	547,857	N/A	385,955	313,439	315,709
6.375% Senior Notes	330,000	330,000	N/A	—	—	—
10.875% Senior Notes	—	—	N/A	265,000	265,000	200,000

(1)	Acquisition and integration expenses for investment banking, legal, and other professional fees incurred in connection with the Merger Transaction and previous acquisitions.

(2)	Includes current portion of long-term debt (at face value) and capitalized lease obligations.

Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion provides information which the Company's management believes is relevant to an assessment and understanding of the Company's operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and related notes and schedules thereto appearing elsewhere herein.
General
Hillman is one of the largest providers of hardware-related products and related merchandising services to retail markets in North America. The Company's principal business is operated through its wholly-owned subsidiary, The Hillman Group, Inc. and its wholly-owned subsidiaries (collectively, “Hillman Group”), which had net sales of approximately $786.9 million in 2015. Hillman Group sells our products to hardware stores, home centers, mass merchants, pet supply stores, and other retail outlets principally in the United States, Canada, Mexico, Australia, Latin America, and the Caribbean. Product lines include thousands of small parts such as fasteners and related hardware items; threaded rod and metal shapes; keys, key duplication systems, and accessories; builder's hardware; and identification items, such as tags and letters, numbers, and signs. The Company supports our product sales with services that include the design and installation of merchandising systems and maintenance of appropriate in-store inventory levels.
Merger Transaction
On June 30, 2014, affiliates of CCMP Capital Advisors, LLC (“CCMP”) and Oak Hill Capital Partners III, L.P., Oak Hill Capital Management Partners III, L.P. and OHCP III HC RO, L.P. (collectively, “Oak Hill Funds”), together with certain current and former members of Hillman's management, consummated a merger transaction (the “Merger Transaction”) pursuant to the terms and conditions of an Agreement and Plan of Merger dated as of May 16, 2014. As a result of the Merger Transaction, The Hillman Companies, Inc. remained a wholly-owned subsidiary of OHCP HM Acquisition Corp., which changed its name to HMAN Intermediate II Holdings Corp. (“Predecessor Holdco”), and became a wholly-owned subsidiary of HMAN Group Holdings Inc. (“Successor Holdco” or “Holdco”). The total consideration paid in the Merger Transaction was approximately $1.5 billion including repayment of outstanding debt and including the value of the Company's outstanding junior subordinated debentures ($105.4 million liquidation value at the time of the Merger Transaction).
Prior to the Merger Transaction, the Oak Hill Funds owned 95.6% of the Predecessor Holdco's outstanding common stock and certain current and former members of management owned 4.4% of the Predecessor Holdco's outstanding common stock. Upon consummation of the Merger Transaction, affiliates of CCMP owned 80.4% of the Successor Holdco's outstanding common stock, the Oak Hill Funds owned 16.9% of the Successor Holdco's outstanding common stock, and certain current and former members of management owned 2.7% of the Successor Holdco's outstanding common stock.
The Company's consolidated balance sheet and its related statements of comprehensive loss, cash flows, and stockholders' equity for the periods presented prior to June 30, 2014 are referenced herein as the predecessor financial statements (the “Predecessor”). The Company's consolidated balance sheets as of December 31, 2015 and 2014 and its related statements of comprehensive loss, cash flows, and stockholders' equity for the periods presented subsequent to the Merger Transaction are referenced herein as the successor financial statements (the “Successor”).
Financing Arrangements
On June 30, 2014, Hillman Companies and certain of its subsidiaries closed on a $620.0 million senior secured credit facility (the “Senior Facilities”), consisting of a $550.0 million term loan and a $70.0 million revolving credit facility (“Revolver”). The term loan portion of the Senior Facilities has a seven year term and the Revolver has a five year term. For the first fiscal quarter after June 30, 2014, the Senior Facilities provide term loan borrowings at interest rates based on LIBOR plus a LIBOR Spread of 3.50%, or an Alternate Base Rate (“ABR”) plus an ABR Spread of 2.50%. The LIBOR is subject to a minimum floor rate of 1.00% and the ABR is subject to a minimum floor of 2.00%. Additionally, the Senior Facilities provide Revolver borrowings at interest rates based on a LIBOR plus LIBOR Spread of 3.25%, or an ABR plus an ABR Spread of 2.25%. There is no minimum floor rate for Revolver loans. After the initial fiscal quarter, the borrowing rate has been adjusted quarterly on a prospective basis on each adjustment date based upon total leverage ratio for initial term loan and the senior secured leverage ratio for Revolver loans. For the fiscal quarter beginning after December 31, 2015, the term loan borrowings will be at an adjusted interest rate of 4.5%. The Revolver loans were at an adjusted interest rate of 3.95%.
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
In September 1997, The Hillman Group Capital Trust, a Grantor trust (the “Trust”), completed a $105.4 million underwritten public offering of 4,217,724 Trust Preferred Securities. The Trust invested the proceeds from the sale of the preferred securities in an equal principal amount of 11.6% junior subordinated debentures of Hillman due September 2027. The Company pays interest to the Trust on the junior subordinated debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.2 million per annum in the aggregate. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. Pursuant to the Indenture that governs the Trust Preferred Securities, the Trust is able to defer distribution payments to holders of the Trust Preferred Securities for a period that cannot exceed 60 months (the “Deferral Period”). During a Deferral Period, the Company is required to accrue the full amount of all interest payable, and such deferred interest payable would become immediately payable by the Company at the end of the Deferral Period. There were no deferrals of distribution payments to holders of the Trust Preferred Securities in 2015 or 2014.
The Senior Facilities provide for customary events of default, including but not limited to, payment defaults, breach of representations or covenants, cross-defaults, bankruptcy events, failure to pay judgments, attachment of its assets, change of control, and the issuance of an order of dissolution. Certain of these events of default are subject to notice and cure periods or materiality thresholds. The Company is also required to comply, in certain circumstances, with a senior secured net leverage ratio covenant. This covenant only applies if, at the end of a fiscal quarter, there are outstanding Revolver borrowings in excess of 35% of the total revolving commitments. As of December 31, 2015, the Revolver loan amount of $28 million and outstanding letters of credit of approximately $4.8 million represented 47% of total revolving commitments and this financial covenant was in effect. The occurrence of an event of default permits the lenders under the Senior Facilities to accelerate repayment of all amounts due. The Company was in compliance with all provisions and covenants of the Senior Facilities as of December 31, 2015.

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
Product Revenues
The following is revenue based on products for the Company's significant product categories (in thousands):

	Successor		Predecessor
	Year ended December 31, 2015	Period from June 30, 2014 through December 31, 2014	Six months ended June 29, 2014	Year ended December 31, 2013
Net sales
Keys	$93,840	$48,327	$45,511	$90,518
Engraving	51,175	25,465	24,065	48,442
Letters, numbers and signs	37,645	19,439	16,145	34,045
Fasteners	518,162	241,636	232,222	450,234
Threaded rod	32,836	16,269	16,535	31,802
Code cutter	2,452	1,425	1,392	2,680
Builders hardware	24,568	10,482	10,106	17,320
Other	26,233	14,249	11,401	26,600
Consolidated net sales	$786,911	$377,292	$357,377	$701,641

Results of Operations
Sales and profitability for the years ended December 31, 2015 and 2014:

	Successor				Predecessor
	Year ended December 31, 2015		Period from June 30, 2014 through December 31, 2014		Six months ended June 29, 2014
(dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Net sales	$786,911	100.0%	$377,292	100.0%	$357,377	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	435,529	55.3%	193,221	51.2%	183,342	51.3%
Selling	107,952	13.7%	53,248	14.1%	55,312	15.5%
Warehouse & delivery	100,279	12.7%	44,585	11.8%	41,449	11.6%
General & administrative	43,024	5.5%	17,346	4.6%	20,772	5.8%
Stock compensation	1,290	0.2%	675	0.2%	39,229	11.0%
Transaction, acquisition and integration (a)	257	—%	22,719	6.0%	31,681	8.9%
Depreciation	29,027	3.7%	17,277	4.6%	14,149	4.0%
Amortization	38,003	4.8%	19,128	5.1%	11,093	3.1%
Management fees to related party	630	0.1%	276	0.1%	15	—%
Other expense (income), net	3,522	0.4%	576	0.2%	(277)	(0.1)%
Income (loss) from operations	27,398	3.5%	8,241	2.2%	(39,388)	(11.0)%
Interest expense, net	50,584	6.4%	27,250	7.2%	23,150	6.5%
Interest expense on junior subordinated debentures	12,609	1.6%	6,305	1.7%	6,305	1.8%
Investment income on trust common securities	(378)	—%	(189)	(0.1)%	(189)	(0.1)%
Loss before income taxes	(35,417)	(4.5)%	(25,125)	(6.7)%	(68,654)	(19.2)%
Income tax benefit	(12,334)	(1.6)%	(6,188)	(1.6)%	(24,128)	(6.8)%
Net loss	$(23,083)	(2.9)%	$(18,937)	(5.0)%	$(44,526)	(12.5)%
(a) Represents expenses for investment banking, legal, and other professional fees incurred in connection with the Merger Transaction.
Current Economic Conditions
The Company's business is impacted by general economic conditions in the North American and international markets, particularly the U.S. and Canadian retail markets including hardware stores, home centers, mass merchants, and other retailers. During 2015, the U.S. economy grew at 2.4% which was equal to the growth rate of 2014. Although domestic credit markets have stabilized since the height of the financial crisis, the economy was confronted with weakened exports due to the strong U.S. dollar, falling commodity prices due in part to the Chinese economic slowdown, and a global weakening of demand in emerging markets. In addition, the Federal Reserve raised interest rates in December 2015 for the first time in over nine years. The general expectations do not call for significant economic growth to return in the near term and may have the effect of reducing consumer spending which could adversely affect our results of operations during the current year and beyond.
Hillman is exposed to the risk of unfavorable changes in foreign currency exchange rates for the U.S. dollar versus local currency of its suppliers located primarily in China and Taiwan. Hillman purchases a significant variety of our products for resale from multiple vendors located in China and Taiwan. The purchase price of these products is routinely negotiated in U.S. dollar amounts rather than the local currency of the vendors and our suppliers' profit margins decrease when the U.S. dollar declines in value relative to the local currency. This puts pressure on our suppliers to increase prices to us. The U.S. dollar declined in value relative to the RMB by approximately 2.83% in 2013, increased by 2.49% in 2014, and increased by 4.40% in 2015. The U.S. dollar increased in value relative to the Taiwan dollar by approximately 2.69% in 2013, increased by 5.93% in 2014, and increased by 3.77% in 2015.

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
The Company took pricing action in response to the increases to our product cost caused by the above factors. The pricing actions resulted in increasing revenues by approximately $12.0 million for the year ended December 31, 2012. The Company has not taken significant pricing action since 2012, except for price increases of approximately $2.0 million in the Canada operating division. The Company may take future pricing action, when warranted, in an attempt to offset a portion of product cost increases. The ability of the Company's operating divisions to institute price increases and seek price concessions, as appropriate, is dependent on competitive market conditions.
Successor Year Ended December 31, 2015 vs Predecessor Period of January 1- June 29, 2014
Net Sales
Net sales for the year ended December 31, 2015 were $786.9 million, or $3.11 million per shipping day, compared to net sales of $357.4 million, or $2.84 million per shipping day for the first six months of 2014. An increase in revenue of $429.5 million was directly attributable to comparing operating results of 253 shipping days in the full year of 2015 to the results from 126 shipping days in the first six months of 2014. The sales per shipping day of $3.11 million in the full year of 2015 was approximately 9.7% higher than the sales per shipping day of $2.84 million in the first six months of 2014. The primary contributor for the higher average sales per day during 2015 was the inclusion of a new product line of nails, deck screws, and drywall screws (the NDD line) which accounted for approximately $41.0 million of additional net sales, or $0.16 million per shipping day.
Cost of Sales
The Company's cost of sales was $435.5 million, or 55.3% of net sales, for the year ended December 31, 2015, an increase of $252.2 million compared to $183.3 million, or 51.3% of net sales, in the six month period ended June 29, 2014. The increase was primarily due to 253 shipping days in the year ended December 31, 2015 as compared to 126 shipping days in the six month period ended June 30, 2014. In addition, the higher sales volume which included the growth in sales of lower margin NDD line products and the higher product costs in the Hillman Canada division as a result of the unfavorable currency exchange on their inventory purchases made in U.S. dollar transactions also had a major impact on the increase as a percent of net sales.

Expenses
Operating expenses were $110.6 million higher for the year ended December 31, 2015 compared to the six month period ended June 29, 2014. The increase in operating expenses is primarily due to the longer 253 shipping day period in the year ended December 31, 2015 which provided unfavorable operating expense variances as compared to the 126 shipping day period in the six month period ended June 29, 2014. The 2015 period includes incremental costs resulting from higher sales volume, introduction of the NDD line, and higher amortization expense related to intangible assets acquired in connection with the Merger Transaction. The first six months of 2014 also includes a significant amount of operating expenses as a result of administrative, stock compensation, and transaction expense incurred in connection with the Merger Transaction. The following changes in underlying trends impacted the change in operating expenses:

•
Selling expense was $108.0 million, or 13.7% of net sales, in the year ended December 31, 2015, an increase of $52.7 million compared to $55.3 million, or 15.5% of net sales, in the six month period ended June 29, 2014. The selling expense expressed as a percentage on net sales decreased in the year ended December 31, 2015 compared to the six month period ended June 29, 2014 primarily as a result of lower sales service payroll and payroll benefit related expenditures and a lower amount of customer display costs.

•
Warehouse and delivery expenses were $100.3 million, or 12.7% of net sales, in the year ended December 31, 2015, an increase of $58.9 million compared to warehouse and delivery expenses of $41.4 million, or 11.6% of net sales, in the six month period ended June 29, 2014. The warehouse and delivery expense expressed as a percentage of net sales was 12.7% in the year ended December 31, 2015 compared to the 11.6% in the six month period ended June 29, 2014 as a result of higher overall operating expenses for the separate distribution center dedicated to the shipment of the new NDD line, higher warehouse labor and freight expense in the previously existing distribution centers, and further costs incurred in the new product roll-out to a major Canadian customer.

•
General and administrative (“G&A”) expenses were $43.0 million, or 5.5% of net sales in the year ended December 31, 2015, an increase of $22.2 million compared to $20.8 million or 5.8% of net sales in the six month period ended June 29, 2014. The G&A expense expressed as a percentage of net sales decreased slightly in the year ended December 31, 2015 compared to the six month period ended June 29, 2014 primarily as a result of lower salary and wages, bonus, and employee benefit costs which were partially offset by higher consulting fees.

•
Stock compensation expense was $1.3 million in the year ended December 31, 2015 compared to $39.2 million in the six month period ended June 29, 2014. The stock compensation expense in the 2014 period resulted from an increase in the fair value of the underlying common stock and accelerated vesting of stock options in connection with the Merger Transaction.

•
Transaction, acquisition, and integration (TA&I) expenses were $0.3 million in the year ended December 31, 2015 compared to $31.7 million in the six month period ended June 29, 2014. The first six months of 2014 contain costs for investment banking, legal, and other expenses incurred in connection with the Merger Transaction.

•
Depreciation expense was $29.0 million in the year ended December 31, 2015 compared to $14.1 million in the six month period ended June 29, 2014. The increase in depreciation expense was the result of comparing the full year of 2015 to the six months period in 2014. In addition, the value of fixed assets subject to depreciation in the 2015 period was increased in connection with the Merger Transaction.

•
Amortization expense was $38.0 million in the year ended December 31, 2015 compared to $11.1 million in the six month period ended June 29, 2014. The increase in amortization was the result of the full year of 2015 compared to the six months period in 2014 and an increase in intangible assets subject to amortization acquired in the Merger Transaction.

•
Interest expense, net, was $50.6 million for the year ended December 31, 2015 compared to $23.2 million in the six month period ended June 29, 2014. The increase in interest expense was the result of the full year of 2015 compared to the six months period in 2014 and the increase in debt acquired in connection with the Merger Transaction.

•
Other expense was $3.5 million for the year ended December 31, 2015 compared to the other income of $0.3 million in the six month period ended June 29, 2014. The increase in expense was primarily due to the loss on interest rate swaps when adjusted to fair value which were partially offset by gains on FX forward currency contracts.

Successor Year Ended December 31, 2015 vs Successor Period of June 30 – December 31, 2014
Net Sales
Net sales for the year ended December 31, 2015 were $786.9 million, or $3.11 million per shipping day, compared to net sales of $377.3 million, or $3.0 million per shipping day for the last six months of 2014. The increase in revenue of $409.6 million was primarily related to comparing operating results of 253 shipping days in the full year of 2015 to the results from 126 shipping days in the last six months of 2014. The sales per shipping day of $3.11 million in the year ended December 31, 2015 was approximately 3.9% higher than the sales per shipping day of $3.0 million in last six months of 2014 as a result of the introduction of the NDD line in the 2015 period.
Cost of Sales
The Company's cost of sales was $435.5 million, or 55.3% of net sales, in the year ended December 31, 2015, an increase of $242.3 million compared to $193.2 million, or 51.2% of net sales, in the six month period from June 30 through December 31, 2014. The increase was primarily due to 253 shipping days in the full year of 2015 as compared to 126 shipping days in the six month period in 2014. The increase in the cost of sales as a percentage of net sales was the result of high initial start-up costs and lower product margins associated with the introduction of the NDD line and the higher product costs in the Hillman Canada division as a result of the devaluation of the Canadian dollar on their inventory purchases denominated in U.S. dollars during the year ended December 31, 2015.
Expenses
Operating expenses for the year ended December 31, 2015 were higher when compared to the last six months of 2014. The increase in operating expenses was primarily due to the longer 253 day ship period in the full year of 2015 which provided unfavorable operating expense variances as compared to the 126 day ship period in the last six months of 2014. In addition to the higher sales volume, the high initial start-up costs associated with the introduction of the NDD line and higher amortization expense related to intangible assets acquired in connection with the Merger Transaction had a major impact on the increase in operating expenses in the year ended December 31, 2015. The six month period from June 30 to December 31, 2014 also includes a significant amount of operating expenses as a result of administrative, stock compensation, and transaction expense incurred in connection with the Merger Transaction. The following changes in underlying trends impacted the change in operating expenses:

•
Selling expense was $108.0 million, or 13.7% of net sales, in the year ended December 31, 2015, an increase of $54.8 million compared to $53.2 million, or 14.1% of net sales, for the last six months of 2014. The selling expense expressed as a percentage of net sales decreased slightly in the year ended December 31, 2015 compared to the last six months of 2014 as a result of lower selling salaries, wages, and related payroll taxes and benefits which were partially offset by higher customer display expense.

•
Warehouse and delivery expense was $100.3 million, or 12.7% of net sales, in the year ended December 31, 2015, an increase of $55.7 million compared to warehouse and delivery expense of $44.6 million, or 11.8% of net sales, in the last six months of 2014. The increase in warehouse and delivery expense in the year ended December 31, 2015 compared to the last six months of 2014 was a result of 253 shipping days in the full year of 2015 compared to 126 shipping days in the last six months of 2014. In addition to the impact of days, warehouse and delivery expenses increased as a result of the roll-out of the new NDD line in 2015 as well as a major customer roll-out and the associated costs in Canada.

•
G&A expenses were $43.0 million, or 5.5% of net sales, in the year ended December 31, 2015, an increase of $25.7 million compared to $17.3 million, or 4.6% of net sales in the last six months of 2014. The increase in G&A expense expressed as a percentage of net sales in the year ended December 31, 2015 compared to the last six months of 2014 was primarily due to increases of $5.6 million in consulting and $2.5 million in severance expenses related to business restructuring.

•
Stock compensation expenses were $1.3 million in the year ended December 31, 2015 compared to $0.7 million for the last six month of 2014. The increase in 2015 stock compensation expense was the result of the comparison of the full year 2015 period to the six month period of 2014 and the additional stock options granted during 2015.

•
TA&I expenses were $0.3 million in the year ended December 31, 2015 compared to $22.7 million for the last six months of 2014. The six month 2014 period contained investment banking, legal, and other expenses incurred in connection with the Merger Transaction.

•
Depreciation expense was $29.0 million in the year ended December 31, 2015, an increase of $11.7 million compared to $17.3 million for the last six months of 2014. The increase in depreciation expense was primarily the result of comparing the longer full year 2015 period to the last six months of 2014.

•
Amortization expense was $38.0 million in the year ended December 31, 2015, an increase of $18.9 million compared to $19.1 million for the last six months of 2014. The increase in amortization expense was primarily the result of comparing the longer full year of 2015 period to the last six months of 2014.

•
Interest expense, net, was $50.6 million in the year ended December 31, 2015 compared to $27.3 million for the last six months of 2014. The increase in interest expense was the result of comparing the longer full year period of 2015 to the last six months of 2014, offset by $2.4 million of interest expense on the 10.875% Senior Notes for the month of July 2014, prior to their cancellation in connection with the Merger Transaction. This was in addition to the July 2014 interest on the 6.375% Senior Notes acquired in connection with the Merger Transaction.

•
Other expense was $3.5 million in the year ended December 31, 2015 compared to $0.6 million for the last six months of 2014. The increase in other expense was due to comparing the longer full year period of 2015 to the six month period in 2014 and the loss on interest rate swaps when adjusted to fair value which were partially offset by gains on FX forward currency contracts.

Results of Operations
Sales and profitability for the years ended December 31, 2014 and 2013:

	Successor		Predecessor
	Period from June 30, 2014 through December 31, 2014		Six months ended June 29, 2014		Year ended December 31, 2013

(dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total

Net sales	$377,292	100.0%	$357,377	100.0%	$701,641	100.0%
Cost of sales (exclusive of
depreciation and amortization
shown separately below)	193,221	51.2%	183,342	51.3%	359,326	51.2%
Selling	53,248	14.1%	55,312	15.5%	102,354	14.6%
Warehouse & delivery	44,585	11.8%	41,449	11.6%	78,606	11.2%
General & administrative	17,346	4.6%	20,772	5.8%	35,685	5.1%
Stock compensation	675	0.2%	39,229	11.0%	9,006	1.3%
Transaction, acquisition and integration (a)	22,719	6.0%	31,681	8.9%	8,638	1.2%
Depreciation	17,277	4.6%	14,149	4.0%	24,796	3.5%
Amortization	19,128	5.1%	11,093	3.1%	22,112	3.2%
Management fees to related party	276	0.1%	15	—%	77	—%
Other expense (income), net	576	0.2%	(277)	(0.1)%	4,600	0.7%

Income (loss) from operations	8,241	2.2%	(39,388)	(11.0)%	56,441	8.0%

Interest expense, net	27,250	7.2%	23,150	6.5%	48,138	6.9%
Interest expense on junior
subordinated debentures	6,305	1.7%	6,305	1.8%	12,610	1.8%
Investment income on trust
common securities	(189)	(0.1)%	(189)	(0.1)%	(378)	(0.1)%

Loss before income taxes	(25,125)	(6.7)%	(68,654)	(19.2)%	(3,929)	(0.6)%

Income tax benefit	(6,188)	(1.6)%	(24,128)	(6.8)%	(2,781)	(0.4)%

Net loss	$(18,937)	(5.0)%	$(44,526)	(12.5)%	$(1,148)	(0.2)%

(a) Represents expenses for investment banking, legal, and other professional fees incurred in connection with the Merger Transaction and the Paulin Acquisition.
Predecessor Period of January 1 - June 29, 2014 vs Predecessor Year Ended December 31, 2013
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

Expenses
Operating expenses for the six months ended June 29, 2014 were $182.0 million, after excluding transaction costs of $31.7 million, compared to $281.3 million for the full year of 2013. The decrease in operating expense is primarily due to the shorter 126 day ship period in the first six months of 2014 which provided favorable operating expense variances as compared to the 249 day ship period in the full year of 2013. The first six months of 2014 also includes a significant amount of operating expenses as a result of administrative, stock compensation, and transaction expense incurred in connection with the Merger Transaction. The following changes in underlying trends impacted the change in operating expenses and cost of sales:

•
The Company's cost of sales was $183.3 million, or 51.3% of net sales, in the first six months of 2014, compared to $359.3 million, or 51.2% of net sales, in the full year of 2013. The primary reason for the decrease in cost of sales was the shorter 126 day ship period in the first six months of 2014. Purchasing efficiencies and stable inventory prices allowed the cost of sales expressed as a percentage of net sales to remain nearly the same as the prior year.

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

•
G&A expenses were $20.8 million, or 5.8% of net sales, in the first six months of 2014, a decrease of $14.9 million compared to $35.7 million, or 5.1% of net sales in the full year 2013. In the first six months of 2014, G&A expense expressed as a percentage on net sales increased compared to the full year of 2013 as a result of expenses attributable to the new Paulin business.

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

•
TA&I expenses of $31.7 million in the first six months of 2014 represent costs for investment banking, legal, and other expenses incurred in connection with the Merger Transaction. Acquisition and integration costs were $8.6 million in the full year of 2013 as a result of the Paulin Acquisition and integration.

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

Successor Period of June 30 – December 31, 2014 vs Predecessor Year Ended December 31, 2013
Net Sales
Net sales for the last six months of 2014 were $377.3 million, or $3.0 million per shipping day, compared to net sales of $701.6 million, or $2.82 million per shipping day for the year ended December 31, 2013. The decrease in revenue of $324.3 million was directly attributable to comparing operating results of 123 shipping days in the last six months of 2014 to the results from 249 shipping days in the full year of 2013. The sales per shipping day of $3.0 million in the last six months of 2014 was approximately 6.4% higher than the sales per shipping day of $2.82 million in the full year of 2013. The inclusion of the Paulin business in the entire last six months of 2014 and sales improvement of fastener and key products contributed to the higher average sales per day amount.
Expenses
Operating expenses for the last six months of 2014 were $152.5 million, after excluding transaction costs of $22.7 million, compared to $281.3 million for the full year of 2013. The decrease in operating expense is primarily due to the shorter 123 day ship period in the last six months of 2014 which provided favorable operating expense variances as compared to the 249 day ship period in the full year of 2013. The last six months of 2014 also includes a significant amount of operating expenses as a result of increased depreciation and amortization expense incurred in connection with the Merger Transaction. The following changes in underlying trends impacted the change in operating expenses and cost of sales:

•
The Company's cost of sales was $193.2 million, or 51.2% of net sales, in the last six months of 2014, compared to $359.3 million, or 51.2% of net sales, in the full year of 2013. The primary reason for the decrease in cost of sales was the shorter 123 day ship period in the last six months of 2014. Purchasing efficiencies and stable inventory prices allowed the cost of sales expressed as a percentage of net sales to remain the same as the prior year.

•
Selling expense was $53.2 million, or 14.1% of net sales, in the last six months of 2014, a decrease of $49.2 million compared to $102.4 million, or 14.6% of net sales, in the full year of 2013. The selling expense expressed as a percentage on net sales decreased in the last six months of 2014 compared to the full year of 2013 as a result of less sales travel and customer display expense.

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

•
Stock compensation expenses from stock options of the successor company resulted in cost of $0.7 million in the last six months of 2014. The stock compensation expense was $9.0 million in the full year of 2013 as a result of an increase in the fair value of the underlying common stock.

•
TA&I expenses of $22.7 million in the last six months of 2014 represent costs for investment banking, legal, and other expenses incurred in connection with the Merger Transaction. Acquisition and integration costs were $8.6 million in the full year of 2013 as a result of the Paulin Acquisition and integration.

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

•
Other (income) expense, net was $0.6 million in the last six months of 2014 compared to $4.6 million for the full year of 2013. The other expenses incurred in the full year of 2013 were primarily the result of the restructuring costs incurred to streamline the warehouse distribution system.

Results of Operations – Operating Segments
The following table provides supplemental information of our sales and profitability by operating segment (in 000s):

	Successor		Predecessor
	Year Ended 12/31/2015	Period from 6/30/2014 through 12/31/2014	Six Months Ended 6/29/2014	Year Ended 12/31/2013
Segment Revenues
United States, excluding All Points	$626,283	$293,219	$269,009	$541,037
All Points	19,375	9,362	10,238	20,798
Canada	133,152	70,566	73,867	132,158
Mexico	6,831	3,507	3,620	6,842
Australia	1,270	638	643	806
Total revenues	$786,911	$377,292	$357,377	$701,641
Segment Income (Loss) from Operations
United States, excluding All Points	$32,031	$5,072	$(44,830)	$52,255
All Points	1,407	655	896	1,737
Canada	(5,436)	3,189	4,214	2,847
Mexico	403	73	446	629
Australia	(1,007)	(748)	(114)	(1,027)
Total income (loss) from operations	$27,398	$8,241	$(39,388)	$56,441
Successor Year Ended December 31, 2015 vs Predecessor Period of January 1 – June 29, 2014
Net Sales
Net sales for the year ended December 31, 2015 were $786.9 million, or $3.11 million per shipping day, compared to net sales of $357.4 million, or $2.84 million per shipping day for the six month period ended June 29, 2014. The increase in revenue of $429.5 million was directly attributable to comparing operating results of 253 shipping days in the full year of 2015 to the results from 126 shipping days during the six month period ended June 29, 2014. The U.S. operating segment net sales per shipping day of $2.48 million for the year ended December 31, 2015 was $0.35 million or 16.4% more than net sales of $2.13 million per shipping day for the six months ended June 29, 2014. The primary reason for the increase in net sales per day in the year ended December 31, 2015 compared to the six month 2014 period was the inclusion of the new NDD line which accounted for approximately $41.0 million of additional sales. The Canada operating segment net sales per shipping day of $526 thousand for the year ended December 31, 2015 was $60 thousand or 10.2% less than net sales of $586 thousand per shipping day for the six months ended June 29, 2014. The decrease in net sales per day in the year ended December 31, 2015 compared to the six month 2014 period was primarily the result of the negative impact of the currency exchange rates. The revenue impact of the remaining operating segments was not material to the overall variance between the two periods.
Cost of Sales
Cost of sales for the U.S. segment was $326.0 million, or 52.1% of net sales, for the year ended December 31, 2015, compared to $127.9 million, or 47.6% of net sales, in the six months ended June 29, 2014. The U.S. segment cost of sales expressed as a percentage of net sales increased in the 2015 period compared to the 2014 period primarily as a result of the high initial start-up costs associated with the introduction of the new NDD line. Cost of sales for the Canada segment was $90.7 million, or 68.1% of net sales for the year ended December 31, 2015 compared to $45.9 million, or 62.2% of net sales, in the six months ended June 29, 2014. The Canada segment cost of sales expressed as a percentage of net sales increased in the 2015 period compared to the 2014 period as a result of higher U.S. dollar denominated product costs and unfavorable currency exchange between the Canadian dollar and U.S. dollar.
Expenses
Operating expenses for the U.S. segment were $268.2 million for year ended December 31, 2015 compared to $185.9 million in the six months period ended June 29, 2014. The increase in operating expenses, excluding the $70.9 million related to the Merger Transaction, was directly attributable to comparing operating results of 253 shipping days in the full year of 2015 to the results from 126 shipping days in the first six months of 2014.

•
SG&A expense for the U.S. segment was $202.9 million, or 32.4% of net sales in the year ended December 31, 2015, compared to $131.0 million, or 48.7% in the six months ended June 29, 2014. Stock compensation expense related to the Merger Transaction was $39.2 million in the six month 2014 period compared to stock compensation expense of $1.3 million in the full year 2015 period. The increase in SG&A expense in the 2015 period, after excluding the stock compensation expense in 2014, was the result of comparing a full year 2015 period to a six month 2014 period. SG&A expense for the Canada segment was $43.3 million, or 32.5% of net sales in the year ended December 31, 2015 compared to $22.3 million, or 30.2% in the six months ended June 29, 2014. The increase in SG&A expense for the Canada segment in the 2015 period was the result of the roll out costs for a major customer program and comparing a full year 2015 period to a six month 2014 period.

•
TA&I expense for the U.S. segment was $0.3 million for the year ended December 31, 2015 compared to $31.7 million in the six months ended June 29, 2014. The first six months of 2014 contain costs for investment banking, legal, and other expenses incurred in connection with the Merger Transaction. There was no TA&I expense for the Canada segment in the first six months of 2014 or for the year ended December 31, 2015.

•
Depreciation and amortization expense for the U.S. segment was $62.9 million for the year ended December 31, 2015, compared to $23.4 million in the six months ended June 29, 2014. Depreciation and amortization expense for the Canada segment was $3.5 million for the year ended December 31, 2015, compared to $1.7 million in the six months ended June 29, 2014. The full year of 2015 compared to the six month period in 2014 and the increase in the value of fixed and intangible assets in connection with the Merger Transaction accounted for majority of the increase in depreciation and amortization expense.

•
Other expense in the U.S. segment was $1.2 million for the year ended December 31, 2015 compared to other income of $0.2 million in the six months ended June 29, 2014. The increase in expense was primarily due to the loss on interest rate swaps when adjusted to fair value. Other expense in the Canada segment was $1.0 million for the year ended December 31, 2015 compared to other income of $0.3 million in the six months ended June 29, 2014. The increase in expense was primarily as a result of higher exchange rate losses in the 2015 period.

Successor Year Ended December 31, 2015 vs Successor Period of June 30 – December 31, 2014
Net Sales
Net sales for the year ended December 31, 2015 were $786.9 million, or $3.11 million per shipping day, compared to net sales of $377.3 million, or $3.0 million per shipping day for the last six months of 2014. The increase in revenue of $409.6 million was directly attributable to comparing operating results of 253 shipping days during full year 2015 to the results from 126 shipping days for the last six months of 2014. The U.S. operating segment net sales per shipping day of $2.48 million for the year ended December 31, 2015 was $0.15 million or 6.4% more than net sales of $2.33 million per shipping day for the last six months of 2014. The primary reason for the increase in net sales on a per day basis in the year ended December 31, 2015 compared to the last six months of 2014 was the inclusion of the NDD line. The Canada operating segment net sales per shipping day of $526.0 thousand for the year ended December 31, 2015 was $34.0 thousand or 5.4% less than net sales of $560.0 thousand per shipping day for the last six months of 2014. The decrease in net sales on a per day basis for the year ended December 31, 2015 compared to the last six months of 2014 was primarily the result of the negative impact of the currency exchange rates. The revenue impact of the remaining operating segments was not material to the overall variance between the two periods.
Cost of Sales
Cost of sales for the U.S. segment was $326.0 million, or 52.1% of net sales, for the year ended December 31, 2015, compared to $138.6 million, or 47.3% of net sales, in the period June 30, 2014 through December 31, 2014. The U.S. segment cost of sales expressed as a percentage of net sales increased in the 2015 period compared to the 2014 period as a result of the high initial start-up costs associated with the introduction of the new NDD line products. Cost of sales for the Canada segment was $90.7 million, or 68.1% of net sales for the year ended December 31, 2015 compared to $45.6 million, or 64.6% of net sales, in the six month period of June 30, 2014 through December 31, 2014. The Canada segment cost of sales expressed as a percentage of net sales also increased in the 2015 period compared to the 2014 period as a result of higher U.S. dollar denominated product costs and unfavorable currency exchange between the Canadian dollar and U.S. dollar.

Expenses
Operating expenses for the year ended December 31, 2015 were $324.0 million compared to $152.5 million for the period of June 30, 2014 through December 31, 2014. The increase in operating expenses, excluding the Merger Transaction expenses recorded in the 2014 period, was directly attributable to comparing operating results of 253 shipping days in the year ended December 31, 2015 to the results from 126 shipping days in the last six months of 2014.

•
SG&A expense for the U.S. segment was $203.2 million, or 32.4% of net sales for the year ended December 31, 2015 compared to $91.9 million, or 31.3% of net sales for the six month period June 30, 2014 through December 31, 2014. The increase in SG&A expense in the 2015 period was primarily the result of comparing a twelve month 2015 period to a six month 2014 period and the higher restructuring and severance related expenses in the 2015 period.

•
TA&I expense for the U.S. segment was $0.3 million for the year ended December 31, 2015 compared to $22.1 million for the six months ended December 31, 2014. The last six months of 2014 contain costs for investment banking, legal, and other expenses incurred in connection with the Merger Transaction. The Canada segment incurred TA&I expense of $0.6 million in connection with the Merger Transaction for the six months ended December 31, 2014, but no TA&I expense for the year ended December 31, 2015.

•
Depreciation and amortization expense for the U.S. segment was $62.9 million in the year ended December 31, 2015 compared to $33.8 million for the period of June 30, 2014 through December 31, 2014. The twelve month period in 2015 compared to the six month period in 2014 accounted for the majority of the increase in depreciation and amortization expense.

•
Other expense in the U.S. segment was $1.2 million for the year ended December 31, 2015 compared to other expense of $1.6 million in the six months ended December 31, 2014. Other expense in the Canada segment was $1.0 million for the year ended December 31, 2015 compared to other income of $1.8 million in the six months ended December 31, 2014. The increase in expense was primarily a result of higher exchange rate losses in 2015.

Predecessor Period of January 1 – June 29, 2014 vs Predecessor Year Ended December 31, 2013
Net Sales
Net sales for the first six months of 2014 were $357.4 million compared to net sales of $701.6 million for the year ended December 31, 2013. The decrease in revenue of $344.2 million was directly attributable to comparing operating results of 126 shipping days in the first six months of 2014 to the results from 249 shipping days in the full year of 2013. Although the net sales of each operating segment were less in the first six months of 2014 compared to the full year of 2013, operating segment sales were comparable to first six months of 2013. The Paulin business contributed approximately $0.9 million in incremental sales to the U.S. segment and $13.3 million in incremental sales to the Canada segment during the first six months of 2014.
Expenses
The operating expenses were substantially lower for the first six months of 2014 than for the year ended December 31, 2013. The decrease in operating expenses of $67.6 million was directly attributable to comparing operating results of 126 shipping days in the first six months of 2014 to the results from 249 shipping days in the full year of 2013.

•
Cost of sales for the U.S. segment was $127.9 million, or 47.6% of net sales in the first six months of 2014 compared to $259.4 million, or 48.0% for the full year of 2013. The cost of sales of the Canada segment was $45.9 million, or 62.2% in the first six months of 2014 compared to $80.7 million, or 61.0% of net sales for the full year of 2013. In the first six months of 2014, unfavorable fluctuations in the Canadian dollar exchange rate resulted in higher costs as a percentage of net sales for the Canada segment.

•
SG&A expense for the U.S. segment was $131.0 million for the first six months of 2014 compared to $179.9 million in 2013. The decrease in the first six months of 2014 compared to the full year of 2013 was primarily the result of fewer days of operations which was partially offset by $39.2 million in stock compensation cost related to the Merger Transaction. The SG&A expense of the Canada segment was $22.3 million in the first six months of 2014 compared to $39.1 million in the full year of 2013.

•
TA&I expense for the U.S. segment was $31.7 million in the first six months of 2014 primarily related to the Merger Transaction. The TA&I expense was $3.0 million in 2013 for the U.S. segment. There was no TA&I expense for the Canada segment in the first six months of 2014 and $5.6 million in the full year of 2013 as a result of expenses for investment banking, legal, and other expenses incurred in connection with the acquisition of Paulin.

•
Depreciation and amortization expense for the U.S. segment was $23.4 million in the first six months of 2014 and $43.5 million in the full year of 2013. The primary reason for the decrease in expense was the comparison of a six month period of 2014 to a twelve month period in 2013.

•
Other (income) expense, net in the U.S. segment was other income of $0.2 million in the first six months of 2014 compared to other expense of $2.8 million in the full year of 2013 as a result of a decrease in restructuring costs incurred to streamline the warehouse distribution system. Other income in the Canada segment was approximately $0.3 million in the first six months of 2014 compared to other expense of $1.0 million in 2013 as a result of exchange rate losses in 2013. Other income in the Australia segment was approximately $0.1 million in the first six months of 2014 compared to other expense of $0.6 million in 2013 as a result of exchange rate losses.

Successor Period of June 30 – December 31, 2014 vs Predecessor Year Ended December 31, 2013
Net Sales
Net sales for the last six months of 2014 were $377.3 million compared to net sales of $701.6 million for the year ended December 31, 2013. The decrease in revenue of $324.3 million was directly attributable to comparing operating results of 126 shipping days in the last six months of 2014 to the results from 249 shipping days in the full year of 2013. Although the net sales of each operating segment were less in the last six months of 2014 compared to the full year of 2013, operating segment sales were comparable to last six months of 2013. The Paulin business contributed approximately $11.8 million in incremental sales to the Canada segment during the last six months of 2014.
Expenses
The operating expenses were substantially lower for the last six months of 2014 than for the year ended December 31, 2013. The decrease in operating expenses of $106.0 million was directly attributable to comparing operating results of 126 shipping days in the last six months of 2014 to the results from 249 shipping days in the full year of 2013.

•
Cost of sales for the U.S. segment was $138.6 million, or 47.3% of net sales in the last six months of 2014 compared to $259.4 million, or 48.0% for the full year of 2013. The cost of sales of the Canada segment was $45.6 million, or 64.6% in the last six months of 2014 compared to $80.7 million, or 61.0% of net sales for the full year of 2013. In the last six months of 2014, unfavorable fluctuations in the Canadian dollar exchange rate resulted in higher costs for the Canada segment.

•
SG&A expense for the U.S. segment was $91.9 million for the last six months of 2014 compared to $179.9 million in 2013. The decrease in the last six months of 2014 compared to the full year of 2013 was primarily the result of fewer days of operations and less stock compensation expense. The SG&A expense of the Canada segment was $20.6 million in the last six months of 2014 compared to $39.1 million in the full year of 2013.

•
TA&I expense for the U.S. segment was $22.1 million in the last six months of 2014 primarily related to the Merger Transaction. The TA&I expense was $3.0 million in 2013 for the U.S. segment. There was $0.6 million in TA&I expense related to the Merger Transaction for the Canada segment in the last six months of 2014 and $5.6 million in the full year of 2013 as a result of expenses for investment banking, legal, and other expenses incurred in connection with the acquisition of Paulin.

•
Depreciation and amortization expense for the U.S. segment was $33.8 million in the last six months of 2014 and $43.5 million in the full year of 2013. The primary reason for the decrease in expense was the comparison of a six month period of 2014 to a twelve month period in 2013 although the last six months of 2014 include depreciation and amortization expense on the stepped up value of fixed and intangible assets as a result of the independent valuation conducted in connection with the Merger Transaction.

•
Other (income) expense, net in the U.S. segment was other expense of $1.6 million in the last six months of 2014 compared to other expense of $2.8 million in the full year of 2013 primarily as a result of a decrease in restructuring costs incurred to streamline the warehouse distribution system. Other income in the Canada segment was $1.8 million in the last six months of 2014 primarily due to gains on foreign currency derivatives. Other expense was $1.0 million in 2013 as a result of exchange rate losses.

Income Taxes
Year Ended December 31, 2015 and Year ended December 31, 2014

The effective income tax rate was 34.8% for the twelve month period ended December 31, 2015, 24.6% for the six month Successor period from June 30, 2014 through December 31, 2014, and 35.1% for the six month Predecessor period ended June 29, 2014.

The effective income tax rate differed from the federal statutory rate in the twelve month period ended December 31, 2015 primarily due to the increase in the valuation reserve recorded against certain deferred tax assets. The effective income tax rate also differed from the federal statutory rate in the twelve month period ended December 31, 2015 due to the effect of undistributed earnings and profits from a foreign subsidiary.

The effective income tax rate differed from the federal statutory rate in the six month Successor period June 30, 2014 through December 31, 2014 and the six month Predecessor period ended June 29, 2014 primarily due to certain non-deductible costs associated with the Merger Transaction. The effective income tax rate also differed from the federal statutory rate in the six month Successor period June 30, 2014 through December 31, 2014 and the six month Predecessor period ended June 29, 2014 due to a current period benefit caused by the effect of changes in certain state income tax rates on the Company's deferred tax assets and liabilities.

The remaining differences between the federal statutory rate and the effective tax rate in the twelve month period ended December 31, 2015, the six month Successor period June 30, 2014 through December 31, 2014, and the six month Predecessor period ended June 29, 2014 were primarily due to state and foreign income taxes. See Note 6, Income Taxes, of Notes to Consolidated Financial Statements for income taxes and disclosures related to 2015 and 2014 income tax events.

Year Ended December 31, 2014 and Year Ended December 31, 2013

The effective income tax rate was 24.6% for the six month Successor period from June 30, 2014 through December 31, 2014 and 35.1% and 70.8% for the six month and twelve month Predecessor periods ended June 29, 2014 and December 31, 2013, respectively.

The effective income tax rate differed from the federal statutory rate in the six month Successor period June 30, 2014 through December 31, 2014 and the six month Predecessor period ended June 29, 2014 primarily due to certain non-deductible costs associated with the Merger Transaction. The effective income tax rate also differed from the federal statutory rate in the six month Successor period June 30, 2014 through December 31, 2014 and the six month Predecessor period ended June 29, 2014, due to a current period benefit caused by the effect of changes in certain state income tax rates on the Company's deferred tax assets and liabilities.

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

Liquidity and Capital Resources
Cash Flows
The statements of cash flows reflect the changes in cash and cash equivalents for the year ended December 31, 2015 (Successor), the six months ended December 31, 2014 (Successor), the six months period ended June 29, 2014 (Predecessor), and for year ended December 31, 2013 (Predecessor) by classifying transactions into three major categories: operating, investing, and financing activities. The cash flows from the Merger Transaction are separately discussed below.
Merger Transaction
In connection with the Merger Transaction, Successor Holdco issued common stock for $542.9 million in cash. Proceeds from borrowings under the Senior Facilities provided an additional $566.0 million and proceeds from the 6.375% Senior Notes provided $330.0 million, less net aggregate financing fees of $26.4 million. The debt and equity proceeds were used to repay the existing senior debt, 10.875% Senior Notes, and accrued interest thereon of $657.6 million, to repurchase the existing shareholders' common equity and stock options of $729.6 million. The remaining proceeds were used to pay transaction expenses of $22.0 million and prepaid expenses of $0.1 million.
Operating Activities
Net cash used for operating activities for the year ended December 31, 2015 of $2.2 million was the result of the net loss of $23.1 million adjusted for non-cash items of $59.0 million for depreciation, amortization, gain on dispositions of equipment, deferred taxes, deferred financing, stock-based compensation, and other non-cash interest, together with cash related adjustments of $38.1 million for routine operating activities represented by changes in accounts receivable, inventories, accounts payable, accrued liabilities, and other assets. During 2015, routine operating activities used cash through an increase in inventories of $49.0 million, an increase in other assets of $2.0 million, and an increase in other items of $0.6 million. This was partially offset by a decrease in accounts receivable of $11.5 million, an increase in accounts payable of $1.0 million, and an increase in other accrued liabilities of $0.9 million. The increase in inventory for the year ended December 31, 2015 was primarily the result of acquiring inventory for the new NDD line and several new customer rollouts.
Excluding $40.2 million in cash used for the Merger Transaction, net cash provided by operating activities for the six months ended December 31, 2014 was $28.0 million and was the result of the net loss of $3.1 million adjusted for non-cash items of $39.5 million for depreciation, amortization, loss on dispositions of equipment, deferred taxes, deferred financing, stock-based compensation, and other non-cash interest together with cash related adjustments of $8.4 million for routine operating activities, represented by changes in accounts receivable, inventories, accounts payable, accrued liabilities, and other assets. During the period from June 30, 2014 through December 31, 2014, routine operating activities provided cash through a decrease in accounts receivable of $22.4 million, and an increase in accounts payable of $6.2 million. This was partially offset by an increase in inventories of $14.6 million, a decrease in other accrued liabilities of $14.5 million, an increase in other items of $0.7 million, a decrease in interest payable on junior subordinated debentures of $1.0 million, and an increase in other assets of $6.1 million.
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
Net cash provided by operating activities for the year ended December 31, 2013 of $41.5 million was generated by the net loss of $1.1 million adjusted for non-cash charges of $54.0 million for depreciation, amortization, loss on dispositions of equipment, deferred taxes, deferred financing, stock-based compensation, and other non-cash interest which was partially offset by cash related adjustments of $12.5 million for routine operating activities represented by changes in inventories, accounts receivable, accounts payable, accrued liabilities, and other assets. In 2013, routine operating activities used cash for an increase in inventories of $11.5 million, an increase in accounts receivable of $9.1 million, and an increase in other assets of $4.1 million while operating activities provided cash from an increase in accounts payable of $8.4 million, an increase of accrued liabilities of $2.7 million, and an increase in other items of $1.1 million.

Investing Activities
Net cash used for investing activities was $26.0 million for the year ended December 31, 2015. Capital expenditures for the year totaled $28.2 million, consisting of $10.0 million for key duplicating machines, $8.8 million for engraving machines, $3.7 million for computer software and equipment, and $5.7 million for plant equipment and other equipment purchases. The Company received $2.2 million in proceeds from the sale of property and equipment.
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
Financing Activities
Net cash provided by financing activities was $22.2 million for the year ended December 31, 2015. The borrowings on revolving credit loans provided $55.0 million. The Company used $27.0 million of cash for the repayment of revolving credit loans, $5.5 million for principal payments on the senior term loans, and $0.2 million principal payments under capitalized lease obligations. The Company used $0.5 million of cash to purchase Holdco stock from a former member of management and received cash of $0.4 million from the sale of Holdco stock.
Excluding $763.2 million in net cash provided by borrowings and capital contributions related to the Merger Transaction, net cash used for financing activities was $17.9 million for the period from June 30, 2014 through December 31, 2014. The Company used $16.0 million of cash for the repayment of revolving credit loans, $2.8 million of cash for the repayment of senior term loans, and $0.1 million for the repayment of other credit and capitalized lease obligations. The Company received cash of $1.0 million from the sale of Holdco stock to a Board member.
Net cash used for financing activities was $0.6 million for the six months ended June 29, 2014. The Company received cash of $0.5 million from the exercise of Holdco stock options and used cash to pay $1.0 million in principal payments on the senior term loans under the Senior Facilities and $0.1 million in principal payments under capitalized lease obligations.
Net cash provided by financing activities was $69.0 million for the year ended December 31, 2013. The borrowings on senior term loans provided $73.7 million, including the discount of $3.2 million and were used to pay the purchase price of the Paulin Acquisition. The Company used $3.8 million of cash for the repayment of senior term loans. Other borrowings, net, used an additional $0.9 million in cash.
Liquidity
The Company believes that projected cash flows from operations and Revolver availability will be sufficient to fund working capital and capital expenditure needs for the next 12 months.
The Company's working capital (current assets minus current liabilities) position of $248.3 million as of December 31, 2015 represents an increase of $17.0 million from the December 31, 2014 level of $231.3 million.

Contractual Obligations
The Company's contractual obligations as of December 31, 2015 are summarized below:

		Payments Due
(dollars in thousands)	Total	Less Than One Year	1 to 3 Years	3 to 5 Years	More Than Five Years
Junior Subordinated Debentures (1)	$129,707	$—	$—	$—	$129,707
Interest on Jr Subordinated Debentures	143,719	12,231	24,463	24,463	82,562
Long Term Senior Term Loans	541,750	5,500	11,000	11,000	514,250
Bank Revolving Credit Facility	28,000	—	—	28,000	—
6.375% Senior Notes	330,000	—	—	—	330,000
KeyWorks License Agreement	1,951	403	764	712	72
Interest payments (2)	267,907	45,421	90,141	89,202	43,143
Operating Leases	54,344	9,804	12,042	8,349	24,149
Deferred Compensation Obligations	2,021	639	—	—	1,382
Capital Lease Obligations	596	250	256	89	1
Purchase Obligations (3)	496	350	146	—	—
Other Obligations	1,426	607	655	164	—
Uncertain Tax Position Liabilities	373	—	58	—	315
Total Contractual Cash Obligations (4)	$1,502,290	$75,205	$139,525	$161,979	$1,125,581

(1)	The Junior Subordinated Debentures liquidation value is approximately $108,704.

(2)
Interest payments for borrowings under the Senior Facilities, the 6.375% Senior Notes, and Revolver borrowings. Interest payments on the variable rate Senior Term Loans were calculated using the actual interest rate of 4.5%, excluding the impact of interest rate swaps, as of December 31, 2015. Interest payments on the 6.375% Senior Notes were calculated at their fixed rate and interest payments on Revolver borrowings were calculated using the adjusted interest rate of 3.95%.

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

(4)
All of the contractual obligations noted above are reflected on the Company's consolidated balance sheet as of December 31, 2015 except for the interest payments, purchase obligations, and operating leases.

Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended.
Borrowings
As of December 31, 2015, the Company had $37.2 million available under our secured credit facilities. The Company had approximately $570.3 million of outstanding debt under its secured credit facilities at December 31, 2015, consisting of $541.8 million in term loans, $28.0 million Revolving Credit Facility, and $0.5 million in capitalized lease and other obligations. The term loans consisted of $541.8 million in Term B Loans with an interest rate of 4.5%, excluding the impact of interest rate swaps, see Note 15, Derivatives and Hedging. The capitalized lease and other obligations were at various interest rates.

At December 31, 2015 and 2014, the Company's borrowings excluding junior subordinated debentures were as follows:

	December 31, 2015			December 31, 2014
	Facility	Outstanding	Interest	Facility	Outstanding	Interest
(dollars in thousands)	Amount	Amount	Rate	Amount	Amount	Rate
Term B Loan		$541,750	4.50%		$547,250	4.50%
Revolving credit facility	$70,000	28,000	3.95%	$70,000	—	—
Capital leases & other obligations		527	various		607	various
Total secured credit		570,277			547,857
Senior notes		330,000	6.375%		330,000	6.375%
Total borrowings		$900,277			$877,857
Descriptions of the Company's credit agreement governing the Senior Facilities, as amended, and the 6.375% Senior Notes are contained in the “Financing Arrangements” section of this annual report on Form 10-K.
Non-GAAP Performance Measures

Pro-forma Adjusted EBITDA is not a presentation made in accordance with U.S. generally accepted accounting principles (“GAAP”), and as such, should not be considered a measure of financial performance or condition, liquidity, or profitability. It should not be considered an alternative to GAAP-based net income or income from operations or operating cash flows. Further, because not all companies use identical calculations, amounts reflected by Hillman as pro-forma Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Management believes the information shown below is relevant as it presents the amounts used to calculate covenants which are provided to our lenders. Non-compliance with our debt covenants could result in the requirement to immediately repay all amounts outstanding under such agreements.
Terms of the Senior Facilities subject the Company to a revolving facility test condition whereby a senior secured leverage ratio covenant of no greater than 6.5 times last twelve months Adjusted EBITDA comes into effect if more than 35% of the total Revolver commitment is drawn or utilized in letters of credit at the end of a fiscal quarter. If this covenant comes into effect, it may restrict the Company's ability to incur debt, make investments, pay interest on the junior subordinated debentures, or undertake certain other business activities. As of December 31, 2015, the Revolver loan amount of $28.0 million and outstanding letters of credit of approximately $4.8 million represented 47% of total revolving commitments and this financial covenant was in effect. The occurrence of an event of default permits the lenders under the Senior Facilities to accelerate repayment of all amounts due. Below are the calculations of the financial covenant with the Senior Facilities requirement for the twelve trailing months ended December 31, 2015.

(dollars in thousands)	Actual	Ratio Requirement
Secured Leverage Ratio
Term B-2 Loan	$541,750
Revolving credit facility	28,000
Capital leases & other obligations	527
Cash and cash equivalents	(11,385)
Total debt	$558,892
Pro-forma Adjusted EBITDA (1)	$132,107
Leverage ratio (must be below requirement)	4.23	6.50
(1) Pro-forma Adjusted EBITDA for the twelve months ended December 31, 2015 is presented in the following pro-forma Adjusted EBITDA section.

Adjusted EBITDA
The reconciliation of Net Loss to Adjusted EBITDA for the years ended December 31, 2015, 2014, and 2013 follows:

	Year Ended 2015	Year Ended 2014 (1)	Year Ended 2013
Net loss	$(23,083)	$(63,463)	$(1,148)
Income tax benefit	(12,334)	(30,316)	(2,781)
Interest expense, net	50,584	50,400	48,138
Interest expense on junior subordinated debentures	12,609	12,610	12,610
Investment income on trust common securities	(378)	(378)	(378)
Depreciation	29,027	31,426	24,796
Amortization	38,003	30,221	22,112
EBITDA	94,428	30,500	103,349
Stock compensation expense	1,290	39,904	9,006
Management fees	630	291	77
Foreign exchange (gain) loss	5,170	(550)	2,252
Acquisition and integration expense	257	57,834	8,638
Legal fees and settlements	1,739	1,170	—
Restructuring costs	9,934	1,303	4,382
Other adjustments	1,756	986	313
Adjusted EBITDA	115,204	131,438	128,017
Pro-forma purchasing savings (2)	—	3,322	—
2015 costs to enter NDD market (3)	15,048	—	—
2015 costs for Canadian Tire new business	1,855	—	—
Pro-Forma Adjusted EBITDA	$132,107	$134,760	$128,017

(1)	For purposes of the Adjusted EBITDA computation, the predecessor six month period ended June 29, 2014 was combined with the successor six month period ended December 31, 2014.

(2)
Represents the pro-forma impact of run-rate cost savings (net of amounts already realized) agreed with vendors in exchange for higher committed volumes, based on savings calculated against SKU volume, as part of a purchase savings program with our top suppliers. Annual contracts were awarded that stipulated annual volume, price, and service expectations, although no fixed volume commitments were made by the Company.

(3)	Represents the amounts spent on airfreight, other expedited delivery costs, and higher domestic sourcing costs to procure NDD product for the Company's entrance into the NDD market.
Related Party Transactions
The Successor has recorded aggregate management fee charges and expenses from the Oak Hill Funds and CCMP of $630.0 thousand for the year ended December 31, 2015, and $276.0 thousand for the six month period ended December 31, 2014. The Predecessor recorded aggregate management fee charges and expenses from the Oak Hill Funds of $15.0 thousand for the six month period ended June 29, 2014, and $77.0 thousand for the year ended December 31, 2013.
Gregory Mann and Gabrielle Mann are employed by the All Points subsidiary of Hillman. All Points leases an industrial warehouse and office facility from companies under the control of the Manns. The Company has recorded rental expense for the lease of this facility on an arm's length basis. The Successor's rental expense for the lease of this facility was $311.0 thousand for the year ended December 31, 2015. In the six month period ended December 31, 2014, the Successor's rental expense for the lease of this facility was $146.0 thousand. In the six month period ended June 29, 2014, the Predecessor's rental expense for the lease of this facility was $165.0 thousand. The Predecessor's rental expense for the lease of this facility was $311.0 thousand for the year ended December 31, 2013.
In connection with the Paulin Acquisition, the Company entered into three leases for five properties containing industrial warehouse, manufacturing plant, and office facilities on February 19, 2013. The owners of the properties under one lease are relatives of Richard Paulin, who is employed by The Hillman Group Canada ULC, and the owner of the properties under the other two leases is a company which is owned by Richard Paulin and certain of his relatives. The Company has recorded rental expense for the three leases on an arm's length basis. The Successor's rental expense for these facilities was $645.0 thousand for the year ended December 31, 2015. In the six month period ended December 31, 2014, the Successor's rental expense for these facilities was $371.0 thousand. In the six month period ended June 29, 2014, the Predecessor's rental expense for these facilities was $376.0 thousand. The Predecessor's rental expense for these facilities was $687.0 thousand for the year ended December 31, 2013.

Critical Accounting Policies and Estimates
The Company's accounting policies are more fully described in Note 2, Summary of Significant Accounting Policies, of Notes to Consolidated Financial Statements. As disclosed in that note, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Future events cannot be predicted with certainty and, therefore, actual results could differ from those estimates. The following section describes the Company's critical accounting policies.
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
The Company offers a variety of sales incentives to our customers primarily in the form of discounts, rebates, and slotting fees. Discounts are recognized in the financial statements at the date of the related sale. Rebates are based on the revenue to date and the contractual rebate percentage to be paid. A portion of the cost of the rebate is allocated to each underlying sales transaction. Discounts, rebates, and slotting fees are included in the determination of net sales.
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
After consideration of the guidance provided in Accounting Standards Codification (“ASC”) 605-25-25, we have determined that all elements would be considered together under the same one unit of accounting.
Accounts Receivable and Allowance for Doubtful Accounts:
The Company establishes the allowance for doubtful accounts using the specific identification method and also provides a reserve in the aggregate. The estimates for calculating the aggregate reserve are based on historical information which includes the aging of customer receivables and adjustments for any collectability concerns. We have not made any material changes to the accounting methodology used to establish and adjust our aggregate reserve during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our aggregate reserve. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material. A 5% change in our aggregate reserve at December 31, 2015 would have affected net earnings by less than $0.1 million. Increases to the allowance for doubtful accounts result in a corresponding expense. The Company writes off individual accounts receivable when they become uncollectible. The allowance for doubtful accounts was $0.6 million and $0.6 million as of December 31, 2015 and 2014, respectively.

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
The quantitative assessment for goodwill impairment is a two-step test. Under the first step, the fair value of each reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the Company must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with ASC 805, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.
The Company also evaluates indefinite-lived intangible assets (primarily trademarks and trade names) for impairment annually or more frequently if events and circumstances indicate that it is more likely than not that the fair value of an indefinite-lived intangible asset is below its carrying amount. ASC 350 permits an entity to assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount before applying the quantitative impairment model. In connection with the evaluation, an independent appraiser assessed the value of our intangible assets based on a relief from royalties, excess earnings, and lost profits discounted cash flow model. An impairment charge is recorded if the carrying amount of an indefinite-lived intangible asset exceeds the estimated fair value on the measurement date.
The Company identified the following four reporting units for testing of goodwill impairment – All Points, Canada, Mexico, and United States excluding All Points. Each of these reporting units is also an operating segment that was assigned goodwill as a result of the Company's acquisition by CCMP Capital Advisors, LLC in 2014. The goodwill was initially assigned to each of the reporting units based upon an independent valuation appraisal.
The Company's annual impairment assessment is performed for the reporting units as of October 1. In 2015 and 2013, the Company did not conduct an optional qualitative assessment of possible goodwill impairment for any reporting unit, rather we went directly to performance of the quantitative assessment. The October 1 goodwill and intangible impairment test data aligns the impairment assessment with the preparation of the Company's annual strategic plan and allows additional time for a more thorough analysis by the Company's independent appraiser. An independent appraiser assessed the value of the Company's reporting units based on a discounted cash flow model and multiple of earnings. Assumptions critical to the Company's fair value estimates under the discounted cash flow model include the discount rate, projected average revenue growth and projected long-term growth rates in the determination of terminal values. The results of the quantitative assessment in 2015 and 2013 indicated that the fair value of each reporting unit was in excess of its carrying value. In 2015, the fair value of each reporting unit, except for the United States excluding All Points reporting unit, was in excess of its carrying value by more than 10%. The United States excluding All Points reporting unit exceeded its carrying value by approximately 5%. A 100 basis point decrease in the projected long-term growth rate or a 100 basis point increase in the discount rate for this reporting unit could decrease the fair value by enough to result in some impairment based on the current forecast model. Future declines in the market and deterioration in earnings could lead to a step 2 calculation to quantify a potential impairment. United States, excluding All Points reporting unit had goodwill totaling $580,420 thousand at December 31, 2015.
In 2013, the fair value of each reporting unit was in excess of its carrying value by more than 10%. No impairment charges were recorded by the Company in 2015 or 2013 as a result of the quantitative annual impairment assessments.

In considering the step zero approach to testing goodwill for impairment, the Company performed a qualitative analysis in 2014 which evaluated factors including, but not limited to, macro-economic conditions, market and industry conditions, internal cost factors, competitive environment, results of past impairment tests, and the operational stability and overall financial performance of the reporting units. During the fourth quarter of 2014, the Company utilized a qualitative assessment for reporting units where no significant change occurred and no potential impairment indicators existed since the previous evaluation of goodwill, and concluded it is more-likely-than-not that the fair value was more than its carrying value on a reporting unit basis. No impairment charges were recorded by the Company in 2014 as a result of the qualitative annual impairment assessment.
Long-Lived Assets:
The Company evaluates our long-lived assets for impairment and will continue to evaluate them based on the estimated undiscounted future cash flows as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. No impairment charges were recognized for long-lived assets in the years ended December 31, 2015, 2014, or 2013.
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
Risk Insurance Reserves:
The Company self-insures our product liability, automotive, workers' compensation, and general liability losses up to $250.0 thousand per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences in excess of $250.0 thousand up to $40.0 million. The two risk areas involving the most significant accounting estimates are workers' compensation and automotive liability. Actuarial valuations performed by the Company's outside risk insurance expert were used to form the basis for workers' compensation and automotive liability loss reserves. The actuary contemplated the Company's specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes that the liability recorded for such risk insurance reserves is adequate as of December 31, 2015.
We have not made any material changes to the accounting methodology used to establish and adjust our workers' compensation and automotive liability loss reserves during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our workers' compensation and automotive liability loss reserves. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material. A 5% change in our workers' compensation and automotive liability loss reserves at December 31, 2015 would have affected net earnings by approximately $0.1 million.
The Company self-insures our group health claims up to an annual stop loss limit of $200.0 thousand per participant. Aggregate coverage is maintained for annual group health insurance claims in excess of 125% of expected claims. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves. The Company believes the liability recorded for such insurance reserves is adequate as of December 31, 2015.
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

Recent Accounting Pronouncements:
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The update outlines a five-step model and related application guidance, which replaces most existing revenue recognition guidance. ASU 2014-09 is effective for us in the fiscal year ending December 31, 2018, and for interim periods within that year. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this standard recognized at the date of initial application. Early adoption is permitted as of the original effective date. We are currently assessing the impact of implementing this guidance on our consolidated results of operations and financial condition.
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. We plan to adopt this ASU in the first quarter of 2016. Based on the balances as of December 31, 2015, we expect to reclassify approximately $19,448 of unamortized debt issuance costs from Deferred Financing Fees, Net to Long Term Senior Term Loans and Long Term Senior Notes.
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to the lower of cost or net realizable value for entities that measure inventory using the first-in, first-out (FIFO) or average cost method. The ASU defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this update are effective for the fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Earlier application is permitted as of the beginning of an interim or annual reporting period. We are evaluating the impact of ASU 2015-03 on our Consolidated Financial Statements.
On August 30, 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies the treatment of debt issuance costs from line-of-credit arrangements after adoption of ASU 2015-03. The SEC Staff announced they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The update requires retrospective application and represents a change in accounting principle. The new standard becomes effective for us on January 1, 2016.

In November, 2015, the FASB issued the ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. The intent is to simplify the presentation of deferred income taxes. The amendments in the update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this update apply to all entities that present a classified statement of financial position. The amendments in this update will align the presentation of deferred income tax assets and liabilities with International Financial Reporting Standards (IFRS). IAS 1, Presentation of Financial Statements, which requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. For public business entities, the amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company does not plan on early adoption of ASU No. 2015-17.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this update require lessees, among other things, to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous authoritative guidance. This update also introduces new disclosure requirements for leasing arrangements. The new guidance will be effective for public business entities for annual periods beginning after December 15, 2018, and interim periods therein. Early adoption will be permitted for all entities. We are currently evaluating the impact of implementing this guidance on our Consolidated Financial Statements.

Item 7A – Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Exposure
The Company is exposed to the impact of interest rate changes as borrowings under the Senior Facilities bear interest at variable interest rates. It is the Company's policy to enter into interest rate swap and interest rate cap transactions only to the extent considered necessary to meet our objectives.
Based on the Company's exposure to variable rate borrowings at December 31, 2015, after consideration of the Company's LIBOR floor rate and interest rate swap agreements, a one percent (1%) change in the weighted average interest rate for a period of one year would change the annual interest expense by approximately $4.4 million.
Foreign Currency Exchange
The Company is exposed to foreign exchange rate changes of the Australian, Canadian, and Mexican currencies as it impacts the $141.8 million tangible and intangible net asset value of our Australian, Canadian, and Mexican subsidiaries as of December 31, 2015. The foreign subsidiaries net tangible assets were $71.9 million and the net intangible assets were $69.9 million as of December 31, 2015.
The Company utilizes foreign exchange forward contracts to manage the exposure to currency fluctuations in the Canadian dollar versus the U.S. Dollar. See Note 15, Derivatives and Hedging, of the Notes to the Consolidated Financial Statements.

Item 8 – Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

Report of Management on Internal Control Over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of The Hillman Companies, Inc. and its consolidated subsidiaries; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of The Hillman Companies, Inc. and its consolidated subsidiaries are being made only in accordance with authorizations of management and directors of The Hillman Companies, Inc. and its consolidated subsidiaries, as appropriate; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the assets of The Hillman Companies, Inc. and its consolidated subsidiaries that could have a material effect on the consolidated financial statements.
The Company's management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2015, the end of our fiscal year. Management based its assessment on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed under the direction of management.
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
Based on its assessment, the Company's management has concluded that our internal control over financial reporting was effective, as of December 31, 2015, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. We reviewed the results of management's assessment with the Audit Committee of The Hillman Companies, Inc.
This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

/s/ GREGORY J. GLUCHOWSKI, JR.	/s/ JEFFREY S. LEONARD

Gregory J. Gluchowski, Jr.	Jeffrey S. Leonard
President and Chief Executive Officer	Chief Financial Officer
Dated: March 28, 2016	Dated: March 28, 2016

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
The Hillman Companies, Inc.:
We have audited the accompanying consolidated balance sheets of The Hillman Companies, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive loss, stockholders' equity, and cash flows for the year ended December 31, 2015 (Successor), the six months ended December 31, 2014 (Successor), the six months ended June 29, 2014 (Predecessor), and the year ended December 31, 2013 (Predecessor). In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II - Valuation Accounts. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Hillman Companies, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the year ended December 31, 2015 (Successor), the six months ended December 31, 2014 (Successor), the six months ended June 29, 2014 (Predecessor), and the year ended December 31, 2013 (Predecessor), in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Cincinnati, Ohio
March 28, 2016

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$11,385	$18,485
Restricted investments	639	494
Accounts receivable, net	73,581	89,884
Inventories, net	243,683	204,723
Deferred income taxes, net	13,881	13,239
Other current assets	9,902	10,324
Total current assets	353,071	337,149
Property and equipment, net	110,392	114,531
Goodwill	615,515	621,560
Other intangibles, net	753,483	798,941
Restricted investments	1,382	1,750
Deferred financing fees, net	20,711	24,407
Investment in trust common securities	3,261	3,261
Other assets	6,632	1,414
Total assets	$1,864,447	$1,903,013
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$65,008	$66,462
Current portion of senior term loans	5,500	5,500
Current portion of capitalized lease and other obligations	217	207
Accrued expenses:
Salaries and wages	5,408	5,247
Pricing allowances	7,216	6,662
Income and other taxes	2,982	3,301
Interest	9,843	10,587
Deferred compensation	639	494
Other accrued expenses	7,909	7,423
Total current liabilities	104,722	105,883
Long-term senior term loans	536,250	541,750
Bank revolving credit	28,000	—
Long-term capitalized lease and other obligations	310	400
Long-term senior notes	330,000	330,000
Junior subordinated debentures	129,707	130,685
Deferred compensation	1,382	1,750
Deferred income taxes, net	259,213	273,781
Other non-current liabilities	6,319	5,621
Total liabilities	1,395,903	1,389,870

Commitments and contingencies (Note 17)
Stockholders' Equity:
Preferred Stock:
Preferred stock, $.01 par, 5,000 shares authorized, none issued and outstanding at December 31, 2015 and 2014	—	—
Common Stock:
Common stock, $.01 par, 5,000 shares authorized, issued and outstanding at December 31, 2015 and December 31, 2014	—	—
Additional paid-in capital	545,754	544,604
Accumulated deficit	(42,020)	(18,937)
Accumulated other comprehensive loss	(35,190)	(12,524)
Total stockholders' equity	468,544	513,143
Total liabilities and stockholders' equity	$1,864,447	$1,903,013
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(dollars in thousands)

	Successor		Predecessor
	Year Ended 12/31/2015	Period from 06/30/2014 through 12/31/2014	Six months Ended 06/29/2014	Year Ended 12/31/2013
Net sales	$786,911	$377,292	$357,377	$701,641
Cost of sales (exclusive of depreciation and amortization shown separately below)	435,529	193,221	183,342	359,326
Selling, general and administrative expenses	252,545	115,854	156,762	225,651
Transaction, acquisition and integration (Note 22)	257	22,719	31,681	8,638
Depreciation	29,027	17,277	14,149	24,796
Amortization	38,003	19,128	11,093	22,112
Management fees to related party	630	276	15	77
Other expense (income)	3,522	576	(277)	4,600
Income (loss) from operations	27,398	8,241	(39,388)	56,441
Interest expense, net	50,584	27,250	23,150	48,138
Interest expense on junior subordinated debentures	12,609	6,305	6,305	12,610
Investment income on trust common securities	(378)	(189)	(189)	(378)
Loss before income taxes	(35,417)	(25,125)	(68,654)	(3,929)
Income tax benefit	(12,334)	(6,188)	(24,128)	(2,781)
Net loss	$(23,083)	$(18,937)	$(44,526)	$(1,148)
Net loss (from above)	$(23,083)	$(18,937)	$(44,526)	$(1,148)
Other comprehensive loss:
Foreign currency translation adjustments	(22,666)	(12,524)	(95)	(5,742)
Total other comprehensive loss	(22,666)	(12,524)	(95)	(5,742)
Comprehensive loss	$(45,749)	$(31,461)	$(44,621)	$(6,890)
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Successor		Predecessor
	Year Ended 12/31/2015	Period from 06/30/2014 through 12/31/2014	Six months Ended 06/29/2014	Year Ended 12/31/2013
Cash flows from operating activities:
Net loss	$(23,083)	$(18,937)	$(44,526)	$(1,148)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	67,030	36,405	25,242	46,908
(Gain) loss on dispositions of property and equipment	(405)	120	—	777
Deferred income taxes	(13,216)	(7,226)	(24,458)	(3,624)
Deferred financing and original issue discount amortization	2,718	2,405	1,374	2,492
Stock-based compensation expense	1,290	675	39,229	9,006
Other non-cash interest and change in value of interest rate swap	1,629	935	—	(418)
Changes in operating items:
Accounts receivable	11,471	22,434	(25,267)	(9,098)
Inventories	(48,982)	(14,641)	(17,851)	(11,467)
Other assets	(1,956)	(8,397)	8,799	(4,089)
Accounts payable	1,013	6,187	20,811	8,409
Interest payable on junior subordinated debentures	—	(1,019)	1,019	—
Other accrued liabilities	907	(28,291)	31,183	2,712
Other items, net	(593)	(2,799)	(3,843)	1,065
Net cash (used for) provided by operating activities	(2,177)	(12,149)	11,712	41,525
Cash flows from investing activities:
Paulin Acquisition	—	—	—	(103,416)
Acquisition of Hillman Companies, Inc.	—	(729,616)	—	—
Capital expenditures	(28,199)	(14,975)	(12,933)	(38,038)
Proceeds from sale of property and equipment	2,182	—	—	799
Net cash used for investing activities	(26,017)	(744,591)	(12,933)	(140,655)
Cash flows from financing activities:
Borrowings of senior term loans	—	550,000	—	76,800
Repayments of senior term loans	(5,500)	(387,157)	(992)	(3,776)
Discount on senior term loans	—	—	—	(3,152)
Borrowings of revolving credit loans	55,000	16,000	—	—
Repayments of revolving credit loans	(27,000)	(16,000)	—	—
Principal payments under capitalized lease obligations	(158)	(112)	(84)	(503)
Borrowings of senior notes	—	330,000	—	—
Repayment of senior notes	—	(265,000)	—	—
Purchase of Holdco stock from a former member of management	(540)	—	—	—
Proceeds from Holdco sale of stock	400	—	474	—
Proceeds from sale of successor equity securities	—	542,929	—	—
Capital contribution from board member	—	1,000	—	—
Financing fees	—	(26,355)	—	—
Borrowings under other credit obligations	—	—	—	324
Repayments of other credit obligations	—	(70)	—	(683)
Net cash provided by (used for) financing activities	22,202	745,235	(602)	69,010
Effect of exchange rate changes on cash	(1,108)	(3,040)	(116)	(459)
Net decrease in cash and cash equivalents	(7,100)	(14,545)	(1,939)	(30,579)
Cash and cash equivalents at beginning of period	18,485	33,030	34,969	65,548
Cash and cash equivalents at end of period	$11,385	$18,485	$33,030	$34,969
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2012 - Predecessor	$—	$294,675	$(25,051)	$871	$270,495
Net loss	—	—	(1,148)	—	(1,148)
FMV adjustment to common stock with put options	—	(6,791)	—	—	(6,791)
Adjustment to common stock with expired put options	—	5,105	—	—	5,105
Change in cumulative foreign translation adjustment	—	—	—	(5,742)	(5,742)
Balance at December 31, 2013 - Predecessor	—	292,989	(26,199)	(4,871)	261,919
Net loss	—	—	(44,526)	—	(44,526)
FMV adjustment to common stock with put options	—	(4,876)	—	—	(4,876)
Exercise of stock options	—	804	—	—	804
Change in cumulative foreign currency translation adjustment	—	—	—	(95)	(95)
Balance at June 29, 2014 - Predecessor	—	288,917	(70,725)	(4,966)	213,226
Close Predecessor's stockholders' equity at merger date	—	(288,917)	70,725	4,966	(213,226)
Capital contribution from parent	—	542,929	—	—	542,929
Net loss	—	—	(18,937)	—	(18,937)
Stock based compensation	—	675	—	—	675
Proceeds from sale of 1,000 Holdco shares to Board member	—	1,000	—	—	1,000
Change in cumulative foreign currency translation adjustment	—	—	—	(12,524)	(12,524)
Balance at December 31, 2014 - Successor	—	544,604	(18,937)	(12,524)	513,143
Net loss	—	—	(23,083)	—	(23,083)
Stock based compensation	—	1,290	—	—	1,290
Purchase of 540 Holdco shares from former member of management	—	(540)	—	—	(540)
Proceeds from sale of 400 Holdco shares of stock	—	400	—	—	400
Change in cumulative foreign currency translation adjustment	—	—	—	(22,666)	(22,666)
Balance at December 31, 2015 - Successor	$—	$545,754	$(42,020)	$(35,190)	$468,544
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
On June 30, 2014, affiliates of CCMP Capital Advisors, LLC (“CCMP”) and Oak Hill Capital Partners III, L.P., Oak Hill Capital Management Partners III, L.P. and OHCP III HC RO, L.P. (collectively “Oak Hill Funds”), together with certain current and former members of Hillman's management, consummated a merger transaction (the “Merger Transaction”) pursuant to the terms and conditions of an Agreement and Plan of Merger dated as of May 16, 2014. As a result of the Merger Transaction, The Hillman Companies, Inc. remained a wholly-owned subsidiary of OHCP HM Acquisition Corp., which changed its name to HMAN Intermediate II Holdings Corp. (“Predecessor Holdco”), and became a wholly-owned subsidiary of HMAN Group Holdings Inc. (“Successor Holdco” or “Holdco”). The total consideration paid in the Merger Transaction was $1,504,498 including repayment of outstanding debt and including the value of the Company's outstanding Junior Subordinated Debentures ($105,443 liquidation value at the time of the Merger Transaction).
Prior to the Merger Transaction, affiliates of the Oak Hill Funds owned 95.6% of the Predecessor Holdco's outstanding common stock and certain current and former members of management owned 4.4% of the Predecessor Holdco's outstanding common stock. Upon consummation of the Merger Transaction, affiliates of CCMP owned 80.4% of the Successor Holdco's outstanding common stock, affiliates of the Oak Hill Funds owned 16.9% of the Successor Holdco's outstanding common stock, and certain current and former members of management owned 2.7% of the Successor Holdco's outstanding common stock.
The Company's consolidated statements of comprehensive loss, cash flows, and stockholders' equity for the periods presented prior to June 30, 2014 are referenced herein as the predecessor financial statements (the “Predecessor”). The Company's consolidated balance sheets as of December 31, 2015 and 2014 and its related statements of comprehensive loss, cash flows, and stockholders' equity for the periods presented subsequent to the Merger Transaction are referenced herein as the successor financial statements (the “Successor”).
The Successor financial statements reflect the allocation of the aggregate purchase price of $1,504,498, including the value of the Company's Junior Subordinated Debentures, to the assets and liabilities of Hillman based on fair values at the date of the Merger Transaction in accordance with Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations.” The excess of the purchase price over the net tangible assets has been allocated to goodwill and intangible assets based upon an independent valuation appraisal. The Company currently has approximately $30,088 of goodwill from prior acquisitions that is expected to be deductible for tax purposes.
The Company's financial statements have been presented on the basis of push down accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 805-50-S99. FASB ASC 805-50-S99 states that the push down basis of accounting should be used in a purchase transaction in which the entity becomes wholly-owned by another entity. Under the push down basis of accounting, certain transactions incurred by the parent company which would otherwise be accounted for in the accounts of the parent are “pushed down” and recorded on the financial statements of the subsidiary. Accordingly, certain items resulting from the Merger Transaction have been recorded on the financial statements of the Company.

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
The following table indicates the pro-forma financial statements of the Company for the years ended December 31, 2015, 2014 (including transaction costs of $54,657 as discussed in Note 22), and 2013. The pro-forma financial statements give effect to the acquisition (the “Paulin Acquisition”), on February 19, 2013, of all of the issued and outstanding Class A common shares of H. Paulin & Co., Limited (“Paulin”) and the Merger Transaction as if they had each occurred on January 1, 2013.

	2015	2014	2013
Net Sales	$786,911	$734,669	$717,571
Net Loss	(23,083)	(4,863)	(60,339)
The pro-forma results are based on assumptions that the Company believes are reasonable under the circumstances. The pro-forma results are not necessarily indicative of the operating results that would have occurred if the Paulin Acquisition and Merger Transaction had been effective January 1, 2013, nor are they intended to be indicative of results that may occur in the future. The underlying pro-forma information includes the historical results of the Company and Paulin, the Company's financing arrangements related to the Merger Transaction, and certain purchase accounting adjustments.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

1.    Basis of Presentation (continued):
Nature of Operations:
The Company is comprised of five separate business segments, the largest of which is (1) The Hillman Group, Inc. (“Hillman Group”) operating primarily in the United States. The other business segments consist of separate subsidiaries of Hillman Group operating in (2) Canada under the names The Hillman Group Canada ULC and H. Paulin & Co., (3) Mexico under the name SunSource Integrated Services de Mexico S.A. de C.V., (4) Florida under the name All Points Industries, Inc., and (5) Australia under the name The Hillman Group Australia Pty. Ltd. Hillman Group provides merchandising services and products such as fasteners and related hardware items; threaded rod and metal shapes; keys, key duplication systems, and accessories; builder's hardware; and identification items, such as tags and letters, numbers, and signs, to retail outlets, primarily hardware stores, home centers and mass merchants, pet supply stores, grocery stores, and drug stores. The Canada segment also produces fasteners, stampings, fittings, and processes threaded parts for automotive suppliers, industrial Original Equipment Manufacturers (“OEMs”), and industrial distributors. The Company has approximately 26,000 customers, the largest three of which accounted for 44.3%, 40.7%, and 39.7% of net sales in 2015, 2014, and 2013, respectively. In each of the years ended December 31, 2015, 2014, and 2013, the Company derived over 10% of its total revenues from two separate customers which operated in the following segments: United States excluding All Points, Canada, and Mexico.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

2.    Summary of Significant Accounting Policies:
Cash and Cash Equivalents:
Cash and cash equivalents consist of commercial paper, U.S. Treasury obligations, and other liquid securities purchased with initial maturities less than 90 days and are stated at cost which approximates fair value. The Company has foreign bank balances of approximately $7,749 and $4,597 at December 31, 2015 and 2014, respectively. The Company maintains cash and cash equivalent balances with financial institutions that exceed federally insured limits. The Company has not experienced any losses related to these balances. Management believes its credit risk is minimal.
Restricted Investments:
The Company's restricted investments are trading securities carried at fair market value which represent assets held in a Rabbi Trust to fund deferred compensation liabilities owed to the Company's employees. See Note 11, Deferred Compensation Plan.
Accounts Receivable and Allowance for Doubtful Accounts:
The Company establishes the allowance for doubtful accounts using the specific identification method and also provides a reserve in the aggregate. The estimates for calculating the aggregate reserve are based on historical collection experience. Increases to the allowance for doubtful accounts result in a corresponding expense. The Company writes off individual accounts receivable when collection becomes improbable. The allowance for doubtful accounts was $601 and $627 as of December 31, 2015 and 2014, respectively.
In 2015, the Company entered into an agreement to sell, on an ongoing basis and without recourse, certain trade accounts receivable. The buyer is responsible for servicing the receivables. The sale of the receivables is accounted for in accordance with Financial Accounting Standards Board (“FASB”) ASC 860, Transfers and Servicing. Under that guidance, receivables are considered sold when they are transferred beyond the reach of the Company and its creditors, the purchaser has the right to pledge or exchange the receivables, and the Company has surrendered control over the transferred receivables. The Company has received proceeds from the sales of trade accounts receivable of approximately $60,000 for the year ended December 31, 2015, and has included the proceeds in net cash provided by operating activities in the consolidated statements of cash flows. Related to the sale of accounts receivable, the Company recorded losses on the sales of accounts receivable of approximately $200 for the year ended December 31, 2015.
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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

2.    Summary of Significant Accounting Policies: (continued)
Property and Equipment:
Property and equipment are carried at cost and include expenditures for new facilities and major renewals. Capital leases are recorded at the present value of minimum lease payments. Maintenance and repairs are charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from their respective accounts, and the resulting gain or loss is reflected in income (loss) from operations.
Costs incurred to develop software for internal use are capitalized and amortized over the estimated useful life of the software. Costs related to maintenance of internal-use software are expensed as incurred. Costs used for the development of internal-use software were capitalized and placed into service in the amounts of $5,290 in the Successor year ended December 31, 2015, $5,097 in the Successor period from June 30, 2014 through December 31, 2014, $704 in the Predecessor six months ended June 29, 2014, and $2,298 for the Predecessor year ended December 31, 2013.
Depreciation:
For financial accounting purposes, depreciation is computed on the straight-line method over the estimated useful lives of the assets, generally two to 27 years. Assets acquired under capital leases are depreciated over the terms of the related leases.
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
The quantitative assessment for goodwill impairment is a two-step test. Under the first step, the fair value of each reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the Company must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with ASC 805, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

2.    Summary of Significant Accounting Policies: (continued)
The Company also evaluates indefinite-lived intangible assets (primarily trademarks and trade names) for impairment annually or more frequently if events and circumstances indicate that it is more likely than not that the fair value of an indefinite-lived intangible asset is below its carrying amount. ASC 350 permits an entity to assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount before applying the quantitative impairment model. In connection with the evaluation, an independent appraiser assessed the value of our indefinite-lived intangible assets based on a relief from royalties, excess earnings, and lost profits discounted cash flow model. An impairment charge is recorded if the carrying amount of an indefinite-lived intangible asset exceeds the estimated fair value on the measurement date. No impairment charges to indefinite-lived intangible assets were recorded by the Company in 2015 as a result of the quantitative annual impairment test.
The Company identified the following four reporting units for testing of goodwill impairment – All Points, Canada, Mexico, and United States excluding All Points. Each of these reporting units is also an operating segment that was assigned goodwill as a result of the Company's acquisition by CCMP Capital Advisors, LLC in 2014. The goodwill was initially assigned to each of the reporting units based upon an independent valuation appraisal.
The Company's annual impairment assessment is performed for the reporting units as of October 1. In 2015 and 2013, the Company did not conduct an optional qualitative assessment of possible goodwill impairment for any reporting unit, rather we went directly to performance of the quantitative assessment. The October 1 goodwill and intangible impairment test data aligns the impairment assessment with the preparation of the Company's annual strategic plan and allows additional time for a more thorough analysis by the Company's independent appraiser. An independent appraiser assessed the value of the Company's reporting units based on a discounted cash flow model and multiple of earnings. Assumptions critical to the Company's fair value estimates under the discounted cash flow model include the discount rate, projected average revenue growth and projected long-term growth rates in the determination of terminal values. The results of the quantitative assessment in 2015 and 2013 indicated that the fair value of each reporting unit was in excess of its carrying value. In 2015, the fair value of each reporting unit, except for the United States excluding All Points reporting unit, was in excess of its carrying value by more than 10%. The United States excluding All Points reporting unit exceeded its carrying value by approximately 5%. A 100 basis point decrease in the projected long-term growth rate or a 100 basis point increase in the discount rate for this reporting unit could decrease the fair value by enough to result in some impairment based on the current forecast model. Future declines in the market and deterioration in earnings could lead to a step 2 calculation to quantify a potential impairment. United States, excluding All Points reporting unit had goodwill totaling $580,420 at December 31, 2015.
In 2013, the fair value of each reporting unit was in excess of its carrying value by more than 10%. No impairment charges were recorded by the Company in 2015 or 2013 as a result of the quantitative annual impairment assessments of each reporting unit.
In considering the step zero approach to testing goodwill for impairment, the Company performed a qualitative analysis in 2014 which evaluated factors including, but not limited to, macro-economic conditions, market and industry conditions, internal cost factors, competitive environment, results of past impairment tests, and the operational stability and overall financial performance of the reporting units. During the fourth quarter of 2014, the Company utilized a qualitative assessment for all of its reporting units since no significant changes occurred since the Merger Transaction and no potential impairment indicators existed since the previous evaluation of goodwill, and concluded it is more-likely-than-not that the fair value was more than its carrying value on a reporting unit basis. No impairment charges were recorded by the Company in 2014 as a result of the qualitative annual impairment assessment.
Long-Lived Assets:
The Company evaluates our long-lived assets for impairment including an evaluation based on the estimated undiscounted future cash flows as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. No impairment charges were recognized for long-lived assets in the year ended December 31, 2015, six month periods ended December 31, 2014, or June 29, 2014 or in the year ended December 31, 2013.

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
Risk Insurance Reserves:
The Company self-insures our product liability, automotive, workers' compensation, and general liability losses up to $250 per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences in excess of $250 up to $40,000. The two risk areas involving the most significant accounting estimates are workers' compensation and automotive liability. Actuarial valuations performed by the Company's outside risk insurance expert were used to form the basis for workers' compensation and automotive liability loss reserves. The actuary contemplated the Company's specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes the liability recorded for such risk insurance reserves is adequate as of December 31, 2015.
The Company self-insures our group health claims up to an annual stop loss limit of $200 per participant. Aggregate coverage is maintained for annual group health insurance claims in excess of 125% of expected claims. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves. The Company believes the liability recorded for such health insurance reserves is adequate as of December 31, 2015.
Retirement Benefits:
Certain employees of the Company are covered under a profit-sharing and retirement savings plan (“defined contribution plan”). The plan provides for a matching contribution for eligible employees of 50% of each dollar contributed by the employee up to 6% of the employee's compensation. In addition, the plan provides an annual contribution in amounts authorized by the Board of Directors, subject to the terms and conditions of the plan.
Hillman Canada sponsors a Deferred Profit Sharing Plan (“DPSP”) and a Group Registered Retirement Savings Plan (“RRSP”) for all qualified, full time employees, with at least two years of continuous service. DPSP is an employer-sponsored profit sharing plan registered as a trust with the Canada Revenue Agency (“CRA”). On a periodic basis, Hillman Canada shares business profits with employees by contributing to the DPSP on each employee's behalf. Employees do not contribute to the DPSP. There is no minimum required contribution; however, DPSPs are subject to maximum contribution limits set by the CRA. The DPSP is offered in conjunction with a RRSP. Depending on the level of seniority and Hillman Canada's profits, required employee contributions to the RRSP vary from one to five percent of the employee's gross earnings. All eligible employees may contribute an additional voluntary amount of up to eight percent of the employee's gross earnings. Hillman Canada is required to match 100% of all employee required contributions, where profit criteria are met. The assets of the RRSP are held separately from those of Hillman Canada in independently administered funds.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

2.    Summary of Significant Accounting Policies: (continued)
The Successor's retirement benefit costs were $2,084 and $983 in the year ended December 31, 2015 and period from June 30, 2014 through December 31, 2014, respectively. The Predecessor's retirement benefit costs were $1,003 in the six months period ended June 29, 2014 and $1,843 in the year ended December 31, 2013.
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
Shipping and Handling:
The costs incurred to ship product to customers, including freight and handling expenses, are included in selling, general and administrative (“SG&A”) expenses on the Company's consolidated statements of comprehensive loss.
The Successor's shipping and handling costs were $35,795 and $15,989 in the year ended December 31, 2015 and period from June 30, 2014 through December 31, 2014, respectively. The Predecessor's shipping and handling costs were $14,890 in the six months period ended June 29, 2014 and $26,095 for the year ended December 31, 2013.
Research and Development:
The Company expenses research and development costs consisting primarily of internal wages and benefits in connection with improvements to the key duplicating and engraving machines. The Company's research and development costs were $1,833 in the Successor year ended December 31, 2015, $598 in the Successor period from June 30, 2014 through December 31, 2014, $1,094 in the Predecessor period ended June 29, 2014, and $1,366 for the Predecessor year ended December 31, 2013.

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
Stock Based Compensation:
The Company has a stock-based employee compensation plan pursuant to which Holdco may grant options, stock appreciation rights, restricted stock, and other stock-based awards. The Company uses a Black-Scholes option pricing model to determine the fair value of stock options on the dates of grant. The Black-Scholes pricing model requires various assumptions, including expected term, which is based on our historical experience and expected volatility which is estimated based on the average historical volatility of similar entities with publicly traded shares. The Company also makes assumptions regarding the risk-free interest rate and the expected dividend yield. The risk-free interest rate is based on the U.S. Treasury interest rate whose term is consistent with the expected term of the share-based award. The dividend yield on our common stock is assumed to be zero since we do not pay dividends and have no current plans to do so in the future. Determining the fair value of stock options at the grant date requires judgment, including estimates for the expected life of the share-based award, stock price volatility, dividend yield and interest rate. These assumptions may differ significantly between grant dates because of changes in the actual results of these inputs that occur over time.
Stock-based compensation expense is recognized using a fair value based recognition method. Stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period or performance period of the award and is recognized on a straight-line basis over the vesting period. The stock-based compensation expense is recorded in general and administrative expenses. The plan is more fully described in Note 14, Stock-Based Compensation.
Fair Value of Financial Instruments:
The Company uses the accounting guidance that applies to all assets and liabilities that are being measured and reported on a fair value basis. The guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value. Whenever possible, quoted prices in active markets are used to determine the fair value of the Company's financial instruments.
Derivatives and Hedging:
The Company uses derivative financial instruments to manage our exposures to (1) interest rate fluctuations on our floating rate senior debt and (2) fluctuations in foreign currency exchange rates. The Company measures those instruments at fair value and recognizes changes in the fair value of derivatives in earnings in the period of change, unless the derivative qualifies as an effective hedge that offsets certain exposures. The Company enters into derivative instrument transactions with financial institutions acting as the counter-party. The Company does not enter into derivative transactions for speculative purposes and, therefore, holds no derivative instruments for trading purposes.
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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

2.    Summary of Significant Accounting Policies: (continued)
Derivative instruments designated in hedging relationships that mitigate exposure to the variability in future cash flows of the variable-rate debt and foreign currency exchange rates are considered cash flow hedges. The Company records all derivative instruments in other assets or other liabilities on the consolidated balance sheets at their fair values. If the derivative is designated as a cash flow hedge and the hedging relationship qualifies for hedge accounting, the effective portion of the change in the fair value of the derivative is recorded in other comprehensive income or loss. Instruments not qualifying for hedge accounting are recognized in the statement of comprehensive income or loss in the period of the change. See Note 15, Derivatives and Hedging.
Translation of Foreign Currencies:
The translation of the Company's Canadian, Mexican, and Australian local currency based financial statements into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. Cumulative translation adjustments are recorded as a component of accumulated other comprehensive income or loss in stockholders' equity.
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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

3.    Recent Accounting Pronouncements:
In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The update outlines a five-step model and related application guidance, which replaces most existing revenue recognition guidance. ASU 2014-09 is effective for us in the fiscal year ending December 31, 2018, and for interim periods within that year. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this standard recognized at the date of initial application. Early adoption is permitted as of the original effective date. We are currently assessing the impact of implementing this guidance on our consolidated results of operations and financial condition.
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. We plan to adopt this ASU in the first quarter of 2016. Based on the balances as of December 31, 2015, we expect to reclassify approximately$19,448 of unamortized debt issuance costs from Deferred Financing Fees, Net to Long Term Senior Term Loans and Long Term Senior Notes.
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to the lower of cost or net realizable value for entities that measure inventory using the first-in, first-out (FIFO) or average cost method. The ASU defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this update are effective for the fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Earlier application is permitted as of the beginning of an interim or annual reporting period. We are evaluating the impact of ASU 2015-03 on our Consolidated Financial Statements.
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

In November, 2015, the FASB issued the ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. The intent is to simplify the presentation of deferred income taxes. The amendments in the update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this update apply to all entities that present a classified statement of financial position. The amendments in this update will align the presentation of deferred income tax assets and liabilities with International Financial Reporting Standards (IFRS). IAS 1, Presentation of Financial Statements, which requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. For public business entities, the amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company does not plan on early adoption of ASU No. 2015-17.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this update require lessees, among other things, to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous authoritative guidance. This update also introduces new disclosure requirements for leasing arrangements. The new guidance will be effective for public business entities for annual periods beginning after December 15, 2018, and interim periods therein. Early adoption will be permitted for all entities. We are currently evaluating the impact of implementing this guidance on our Consolidated Financial Statements.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

4.    Acquisitions:
On February 19, 2013, the Company consummated the Paulin Acquisition to expand our presence in Canada. The aggregate purchase price of the Paulin Acquisition was $103,416 paid in cash. On March 31, 2013, H. Paulin & Co., Limited was amalgamated with The Hillman Group Canada ULC and continues as the Hillman Canada operating segment operating under the trade name of H. Paulin & Co.
Paulin is a leading Canadian distributor and manufacturer of fasteners, fluid system products, automotive parts, and retail hardware components. Paulin's distribution facilities are located across Canada in Vancouver, Edmonton, Winnipeg, Toronto, Montreal, and Moncton, as well as in Flint, Michigan and Cleveland, Ohio. Paulin's manufacturing facilities are located in Ontario, Canada.
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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

5.    Related Party Transactions:
The Successor has recorded aggregate management fee charges and expenses from the Oak Hill Funds and CCMP of $630 for the year ended December 31, 2015, and $276 for the six month period ended December 31, 2014. The Predecessor recorded aggregate management fee charges and expenses from the Oak Hill Funds of $15 for the six month period ended June 29, 2014, and $77 for the year ended December 31, 2013.
Gregory Mann and Gabrielle Mann are employed by the All Points subsidiary of Hillman. All Points leases an industrial warehouse and office facility from companies under the control of the Manns. The Company has recorded rental expense for the lease of this facility on an arm's length basis. The Successor's rental expense for the lease of this facility was $311 for the year ended December 31, 2015. In the six month period ended December 31, 2014 the Successor's rental expense for the lease of this facility was $146. In the six month period ended June 29, 2014 the Predecessor's rental expense for the lease of this facility was $165. The Predecessor's rental expense for the lease of this facility was $311 for the year ended December 31, 2013.
In connection with the Paulin Acquisition, the Company entered into three leases for five properties containing industrial warehouse, manufacturing plant, and office facilities on February 19, 2013. The owners of the properties under one lease are relatives of Richard Paulin, who is employed by The Hillman Group Canada ULC, and the owner of the properties under the other two leases is a company which is owned by Richard Paulin and certain of his relatives. The Company has recorded rental expense for the three leases on an arm's length basis. The Successor's rental expense for these facilities was $645 for the year ended December 31, 2015. In the six month period ended December 31, 2014 the Successor's rental expense for these facilities was $371. In the six month period ended June 29, 2014 the Predecessor's rental expense for these facilities was $376. The Predecessor's rental expense for these facilities was $687 for the year ended December 31, 2013.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

6.    Income Taxes:
Below are the components of the Company's income tax provision for the periods indicated:

	Successor		Predecessor
	Year Ended 12/31/2015	Period from 06/30/2014 through 12/31/2014	Six months Ended 06/29/2014	Year Ended 12/31/2013

Current:
Federal & State	$330	$102	$105	$552
Foreign	235	800	212	795
Total current	565	902	317	1,347
Deferred:
Federal & State	(10,892)	(7,081)	(23,056)	(2,857)
Foreign	(2,492)	(98)	328	(890)
Total deferred	(13,384)	(7,179)	(22,728)	(3,747)
Valuation allowance	485	89	(1,717)	(381)
Income tax benefit	$(12,334)	$(6,188)	$(24,128)	$(2,781)
The Company has U.S. federal net operating loss (“NOL”) carryforwards for tax purposes, totaling $105,256 as of December 31, 2015, that are available to offset future taxable income. These carry forwards expire from 2028 to 2034. Management estimates that the Company will not be able to utilize some of the loss carryforwards before they expire due to limitations imposed by Internal Revenue Code Section 382. A valuation allowance with a year-end balance of $35 has been recorded for these deferred tax assets. In addition, the Company's foreign subsidiaries have NOL carryforwards aggregating $13,260. A portion of these carryforwards expire from 2033 to 2034. Approximately $7.6 million of the US NOL carryforward has an indefinite life carryforward provided the Company continues to meet certain obligations under Luxembourg's tax codes. Management has recorded a valuation allowance of $916 against the deferred tax assets recorded for a foreign subsidiary.
The Company has state NOL carryforwards with an aggregate tax benefit of $4,029 which expire from 2016 to 2034. Management estimates that the Company will not be able to utilize some of the loss carryforwards in certain states before they expire. A valuation allowance with a year-end balance of $496 has been recorded for these deferred tax assets. In 2015, the valuation allowance for state NOL carryforwards increased by $210. The increase was primarily a result of a change in the estimation of the utilization of the NOL in the carryforward years. In conjunction with the Paulin Acquisition, the Company recorded a deferred tax asset related to the carryforward of a foreign exchange loss. The total carryforward balance at year-end is $194. Management estimates that the Company will not be able to realize the benefit of this deferred tax asset and has recorded a valuation allowance of $74.
The Company has $273 of general business tax credit carryforwards which expire from 2016 to 2033. A valuation allowance of $98 has been established for a portion of these tax credits. The Company has $740 of foreign tax credit carryforwards which expire from 2019 to 2024.
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

6.    Income Taxes: (continued)
The table below reflects the significant components of the Company's net deferred tax assets and liabilities at December 31, 2015 and 2014:

	As of December 31, 2015		As of December 31, 2014
	Current	Non-current	Current	Non-current
Deferred Tax Asset:
Inventory	$10,254	$—	$9,905	$—
Bad debt reserve	955	—	956	—
Casualty loss reserve	233	314	363	502
Accrued bonus / deferred compensation	950	1,193	1,013	907
Deferred rent	—	213	—	68
Derivative security value	1,112	—	276	—
Deferred distribution of foreign subsidiary	—	—	—	312
Deferred financing fees	—	848	—	5,190
Deferred revenue - shipping terms	501	—	421	—
Medical insurance reserve	354	—	373	—
Original issue discount amortization	—	272	—	513
Transaction costs	—	4,629	—	1,389
Federal / foreign net operating loss	—	40,335	—	37,552
State net operating loss	—	4,029	—	4,089
Tax credit carryforwards	—	3,811	—	3,619
All other	73	655	31	473
Gross deferred tax assets	14,432	56,299	13,338	54,614
Valuation allowance for deferred tax assets	(168)	(1,451)	(99)	(1,124)
Net deferred tax assets	$14,264	$54,848	$13,239	$53,490
Deferred Tax Liability:
Intangible asset amortization	$—	$290,090	$—	$303,124
Property and equipment	—	23,068	—	24,147
All other items	383	903	—	—
Deferred tax liabilities	$383	$314,061	$—	$327,271
Net deferred tax liability		$245,332		$260,542
Long term net deferred tax liability		$259,213		$273,781
Current net deferred tax asset		13,881		13,239
Long term net deferred tax asset		—		—
Net deferred tax liability		$245,332		$260,542

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

Hillman is subject to income taxes in the United States and in certain foreign jurisdictions. In general, it is the practice and intention of the Company to reinvest the earnings of certain of its non-U.S. subsidiaries in those operations. Based on direction from the new management team, the Company's position with respect to permanent reinvestment of earnings in its foreign subsidiaries was revised in the fourth quarter of 2014. Only one of the foreign subsidiaries has accumulated E&P that warranted establishment of a DTA. Due to the availability of a foreign tax credit which can offset the US tax on future distributions from this subsidiary, an overall deferred tax asset of $22 has been recorded as of December 31, 2015.
As of December 31, 2015, the Company does not have any excess amount for financial reporting over the tax basis in these certain foreign subsidiaries. The Company recorded a deferred tax asset of $22 based on undistributed earnings in one of its foreign subsidiaries that is not being indefinitely reinvested.
Below is a reconciliation of statutory income tax rates to the effective income tax rates for the periods indicated:

	Successor		Predecessor
	Year Ended 12/31/2015	Period from 06/30/2014 through 12/31/2014	Six months Ended 06/29/2014	Year Ended 12/31/2013
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%
Non-U.S. taxes and the impact of non-U.S. losses for which a current tax benefit is not available	(0.8)%	(11.0)%	1.5%	(19.6)%
State and local income taxes, net of U.S. federal income tax benefit	2.6%	2.5%	3.0%	(0.1)%
Adjustment of reserve for change in valuation allowance and other items	(0.7)%	0.5%	(0.3)%	15.0%
Adjustment for change in tax law	—%	3.1%	0.5%	8.9%
Adjustment of unrecognized tax benefits	—%	—%	—%	36.6%
Permanent differences:
Acquisition and related transaction costs	(0.2)%	(8.2)%	(4.0)%	(4.0)%
Meals and entertainment expense	(0.4)%	(0.2)%	(0.1)%	(3.5)%
Foreign tax credit	—%	2.4%	—%	1.3%
Reconciliation of tax provision to return	(0.7)%	—%	—%	2.0%
Reconciliation of other adjustments	—%	0.5%	(0.5)%	(0.8)%
Effective income tax rate	34.8%	24.6%	35.1%	70.8%

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

6.    Income Taxes: (continued)
The Company has recorded a $61 decrease in the reserve for unrecognized tax benefits for the year ended December 31, 2015 related to items previously recognized in its consolidated financial statements. The ending reserve of $374 is included in other long term liabilities.
The Company has recorded a $1,558 decrease in the reserve for unrecognized tax benefits in the six month Predecessor period ended June 29, 2014 due to the resolution of a recent IRS examination in 2014. The Company has decreased its reserve for unrecognized tax benefits in the six month Successor period June 30, 2014 through December 31, 2014 and the six month Predecessor period ended June 29, 2014 by $30 and $1, respectively, related to items previously recognized by the acquired company in its financial statements. A balance of $58 of the remaining unrecognized tax benefit is shown in the financial statements at December 31, 2014 as a reduction of the deferred tax asset for the Company's NOL carryforwards while $377 of the ending reserve is included in the balance of other long term liabilities.

The Company has recorded a $1,538 decrease in the reserve for unrecognized tax benefits in the twelve month period ended December 31, 2013 related to the expiration of the statute of limitations for an earlier year. The unrecognized tax benefits are shown in the financial statements as a reduction of the deferred tax asset for the Company's NOL carryforwards. The Company has increased its reserve for unrecognized tax benefits $560 in the twelve month period ended December 31, 2013 related to items previously recognized by the acquired company in its financial statements.
The following is a summary of the changes for the periods indicated below:

	Successor		Predecessor
	Year Ended 12/31/2015	Period from 06/30/2014 through 12/31/2014	Six months Ended 06/29/2014	Year Ended 12/31/2013
Unrecognized tax benefits - beginning balance	$435	$465	$2,024	$3,002
Gross increases - tax positions in current period	—	—	—	—
Gross increases - tax positions in prior period			—	560
Gross decreases - tax positions in prior period	(61)	(30)	(1,559)	(1,538)
Unrecognized tax benefits - ending balance	$374	$435	$465	$2,024
Amount of unrecognized tax benefit that, if recognized would affect the Company's effective tax rate	$374	$435	$465	$2,024
The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. In conjunction with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB No. 109, “Accounting for Income Taxes”, which was codified in ASC 740-10, the Company has not recognized any adjustment of interest or penalties in its consolidated financial statements due to its NOL position. The Company does not anticipate a decrease in the unrecognized tax benefits for the tax year ending December 31, 2016.
The Company files a consolidated income tax return in the U.S. and numerous consolidated and separate income tax returns in various states and foreign jurisdictions. As of December 31, 2015, with a few exceptions, the Company is no longer subject to U.S. federal, state, and foreign tax examinations by tax authorities for the tax years prior to 2012. However, the IRS can make adjustments to losses carried forward by the Company from 2010 forward and utilized on its federal return.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

7.    Property and Equipment:
Property and equipment, net, consists of the following at December 31, 2015 and 2014:

	Estimated Useful Life
	(Years)	2015	2014
Land	n/a	$896	$1,069
Buildings	27	1,791	2,184
Leasehold improvements	3-10	5,271	4,384
Machinery and equipment	2-10	133,013	116,371
Furniture and fixtures	3-8	1,470	1,127
Construction in process		11,025	3,757
Property and equipment, gross		153,466	128,892
Less: Accumulated depreciation		43,074	14,361
Property and equipment, net		$110,392	$114,531
Machinery and equipment includes capitalized software of $16,943 and $11,653 as of December 31, 2015 and 2014, respectively. Capitalized interest of $77 and $140 was recorded for the years ended December 31, 2015 and 2014, respectively.
The Successor's depreciation expense for depreciable assets for the year ended December 31, 2015 and period from June 30, 2014 through December 31, 2014 was $29,027 and $17,277, respectively. The Predecessor's depreciation expense for depreciable assets for the six months period ended June 29, 2014 and year ended December 31, 2013 was $14,149 and $24,796, respectively.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

8.    Goodwill and Other Intangible Assets:
Goodwill amounts by reporting unit are summarized as follows:

	Goodwill at				Goodwill at
	December 31, 2014	Acquisitions	Dispositions	Other (1)	December 31, 2015
United States, excluding All Points	$580,420	$—	$—	$—	$580,420
All Points	3,360	—	—	—	3,360
Canada	32,844	—	—	(5,314)	27,530
Mexico	4,936	—	—	(731)	4,205
Australia	—	—	—	—	—
Total	$621,560	$—	$—	$(6,045)	$615,515

(1)	These amounts relate to adjustments resulting from fluctuations in foreign currency exchange rates.

Definite-lived intangible assets are amortized over their useful lives. Indefinite-lived intangible assets are not amortized, but are subject to impairment testing. The values assigned to intangible assets, in connection with the Merger Transaction and the Paulin Acquisition, were determined through separate independent appraisals. Other intangibles, net, as of December 31, 2015 and 2014 consist of the following:

	Estimated		Estimated
	Useful Life (Years)	December 31, 2015	Useful Life (Years)	December 31, 2014
Customer relationships	20	$687,530	20	$693,852
Trademarks - All Others	Indefinite	85,227	Indefinite	86,513
Trademarks - TagWorks	5	300	5	300
Patents	7-12	32,777	7-12	32,895
KeyWorks license	7	4,431	7	4,476
Intangible assets, gross		810,265		818,036
Less: Accumulated amortization		56,782		19,095
Other intangibles, net		$753,483		$798,941
The Successor's accumulated amortization was $56,782 as of December 31, 2015, which includes accumulated amortization of foreign subsidiaries translated using exchange rates in effect at the balance sheet date. The Successor's amortization expense for amortizable assets was $38,003 and $19,128, including the adjustments resulting from fluctuations in foreign currency exchange rates, for the year ended December 31, 2015 and period from June 30, 2014 through December 31, 2014, respectively. The Predecessor's amortization expense for amortizable assets was $11,093 for the six months period ended June 29, 2014 and $22,112 for the year ended December 31, 2013. For the years ending December 31, 2016, 2017, 2018, 2019, and 2020, the Successor's amortization expense for amortizable assets is estimated to be $37,854, $37,854, $37,854, $37,824, and $37,794, respectively.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

9.    Long-Term Debt:
On June 30, 2014, The Hillman Companies, Inc. and certain of its subsidiaries closed on a $620,000 senior secured credit facility (the “Senior Facilities”), consisting of a $550,000 term loan and a $70,000 revolving credit facility ( the “Revolver”). The term loan portion of the Senior Facilities has a seven year term and the Revolver has a five year term. For the first fiscal quarter after June 30, 2014, the Senior Facilities provide term loan borrowings at interest rates based on LIBOR plus a LIBOR Spread of 3.50%, or an Alternate Base Rate (“ABR”) plus an ABR Spread of 2.50%. The LIBOR is subject to a minimum floor rate of 1.00% and the ABR is subject to a minimum floor of 2.00%. Additionally, the Senior Facilities provide Revolver borrowings at interest rates based on a LIBOR plus LIBOR Spread of 3.25%, or an ABR plus an ABR Spread of 2.25%. There is no minimum floor rate for Revolver loans. After the initial fiscal quarter, the borrowing rate has been adjusted quarterly on a prospective basis on each adjustment date based upon total leverage ratio for initial term loans and the senior secured leverage ratio for Revolver loans. For the fiscal quarter beginning after December 31, 2015, the term loan borrowings will be at an adjusted interest rate of 4.5%, excluding the impact of interest rate swaps. The Revolver loans were at an adjusted interest rate of 3.95%.
Concurrent with the consummation of the Merger Transaction, Hillman Group issued $330,000 aggregate principal amount of its senior notes due July 15, 2022 (the “6.375% Senior Notes”), which are guaranteed by The Hillman Companies, Inc. and its domestic subsidiaries other than the Hillman Group Capital Trust. Hillman Group pays interest on the 6.375% Senior Notes semi-annually on January 15 and July 15 of each year.
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
The Company pays interest to the Hillman Group Capital Trust (“Trust”) on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105,443, or $12,231 per annum in the aggregate. The Trust will redeem the Trust Preferred Securities when the Junior Subordinated Debentures are repaid, or at maturity on September 30, 2027. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. Pursuant to the Indenture that governs the Trust Preferred Securities, the Trust is able to defer distribution payments to holders of the Trust Preferred Securities for a period that cannot exceed 60 months (the “Deferral Period”). During a Deferral Period, the Company is required to accrue the full amount of all interest payable, and such deferred interest payable would become immediately payable by the Company at the end of the Deferral Period. There were no deferrals of distribution payments to holders of the Trust Preferred Securities in 2015 or 2014.
The Senior Facilities provide for customary events of default, including but not limited to, payment defaults, breach of representations or covenants, cross-defaults, bankruptcy events, failure to pay judgments, attachment of its assets, change of control, and the issuance of an order of dissolution. Certain of these events of default are subject to notice and cure periods or materiality thresholds. The Company is also required to comply, in certain circumstances, with a senior secured net leverage ratio covenant. This covenant only applies if, at the end of a fiscal quarter, there are outstanding Revolver borrowings in excess of 35% of the total revolving commitments. As of December 31, 2015, the Revolver loan amount of $28,000 and outstanding letters of credit of approximately $4,759 represented 47% of total revolving commitments and this financial covenant was in effect. The occurrence of an event of default permits the lenders under the Senior Facilities to accelerate repayment of all amounts due. The Company was in compliance with all provisions and covenants of the Senior Facilities as of December 31, 2015.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

9.    Long-Term Debt: (continued)
Long-term debt, excluding the junior subordinated debentures as of December 31, 2015 and 2014, is summarized as follows:

	2015	2014
Revolving credit agreement	$28,000	$—
Term Loan B	541,750	547,250
6.375% Senior Notes	330,000	330,000
Capital leases and other obligations	527	607
	900,277	877,857
Less: amounts due in one year	5,717	5,707
Long-term debt	$894,560	$872,150
The aggregate minimum principal maturities of the long-term debt for each of the five years following December 31, 2015 are as follows:

Year	Amount
2016	$5,717
2017	5,643
2018	5,582
2019	33,563
2020	5,521
2021 and thereafter	844,251
$900,277
As of December 31, 2015, the Company had $37,241 available under our revolving credit agreement and letter of credit commitments outstanding of $4,759. The Company had outstanding debt of $570,277 under our secured credit facilities at December 31, 2015, consisting of $541,750 in Term B loans, $28,000 in Revolving Credit Agreements, and $527 in capitalized lease and other obligations. The term loan consisted of $541,750 in Term B Loans currently at a three (3) month LIBOR rate of 4.50%, excluding the impact of interest rate swaps. The capitalized lease and other obligations were at various interest rates.
Additional information with respect to the Company's fixed rate senior notes and junior subordinated debentures is included in Note 12, Guaranteed Preferred Beneficial Interest in the Company's junior subordinated debentures, and Note 16, Fair Value Measurements.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

10.    Leases:
Certain warehouse, office space, and equipment are leased under capital and operating leases with terms in excess of one year. Future minimum lease payments under non-cancellable leases consisted of the following at December 31, 2015:

	Capital Leases	Operating Leases
2016	$250	$9,804
2017	163	6,790
2018	93	5,252
2019	68	4,736
2020	21	3,613
Later years	1	24,149
Total minimum lease payments	596	$54,344
Less amounts representing interest	(69)
Present value of net minimum lease payments (including $217 currently payable)	$527
The rental expense for all operating leases was $14,300, $6,511, $5,890, and $11,788 for the Successor's year ended December 31, 2015, period from June 30, 2014 through December 31, 2014, Predecessor six months period ended June 29, 2014, and year ended December 31, 2013, respectively. Certain leases are subject to terms of renewal and escalation clauses.

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
As of December 31, 2015 and 2014, the Company's consolidated balance sheets included $2,021 and $2,244, respectively, in restricted investments representing the assets held in mutual funds to fund deferred compensation liabilities owed to the Company's current and former employees. The current portion of the restricted investments was $639 and $494 as of December 31, 2015 and 2014, respectively.
The assets held in the NQDC are classified as an investment in trading securities. The Company recorded trading (losses) gains and offsetting compensation expense of $(2), $43, $95, and $364 for the Successor's year ended December 31, 2015, Successor's six month period ended December 31, 2014, Predecessor's six month period ended June 29, 2014, and Predecessor's year ended December 31, 2013, respectively.
During the Successor's year ended December 31, 2015, Successor's six month period ended December 31, 2014, Predecessor's six month period ended June 29, 2014, and Predecessor's year ended December 31, 2013, distributions from the deferred compensation plan aggregated $678, $0, $2,893, and $864, respectively.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

12.    Guaranteed Preferred Beneficial Interest in the Company's Junior Subordinated Debentures:
In September 1997, The Hillman Group Capital Trust, a Grantor trust, completed a $105,446 underwritten public offering of 4,217,724 Trust Preferred Securities (“TOPrS”). The Trust invested the proceeds from the sale of the preferred securities in an equal principal amount of 11.6% Junior Subordinated Debentures of Hillman due September 30, 2027.
The Trust distributes monthly cash payments it receives from the Company as interest on the debentures to preferred security holders at an annual rate of 11.6% on the liquidation amount of $25.00 per preferred security.
In connection with the public offering of TOPrS, the Trust issued $3,261 of trust common securities to the Company. The Trust invested the proceeds from the sale of the trust common securities in an equal principal amount of 11.6% Junior Subordinated Debentures of Hillman due September 30, 2027. The Trust distributes monthly cash payments it receives from the Company as interest on the debentures to the Company at an annual rate of 11.6% on the liquidation amount of the common security.
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
The Company has determined that the Trust is a variable interest entity and the holders of the Trust Preferred Securities are the primary beneficiaries of the Trust. Accordingly, the Company has de-consolidated the Trust. Summarized below is the financial information of the Trust as of December 31, 2015:

Non-current assets - junior subordinated debentures - preferred	$126,446
Non-current assets - junior subordinated debentures - common	3,261
Total assets	$129,707
Non-current liabilities - trust preferred securities	$126,446
Stockholder's equity - trust common securities	3,261
Total liabilities and stockholders' equity	$129,707
The non-current assets for the Trust relate to its investment in the 11.6% junior subordinated deferrable interest debentures of Hillman due September 30, 2027.
The TOPrS constitute mandatorily redeemable financial instruments. The Company guarantees the obligations of the Trust on the Trust Preferred Securities. Accordingly, the guaranteed preferred beneficial interest in the Company's junior subordinated debentures is presented in long-term liabilities in the accompanying consolidated balance sheet.
On June 30, 2014, the junior subordinated debentures were recorded at the fair value of $131,141 based on the price underlying the Trust Preferred Securities of $30.32 per share upon close of trading on the NYSE Amex on that date plus the liquidation value of the trust common securities. The Company is amortizing the premium on the junior subordinated debentures of $22,437 over their remaining life. Unamortized premium on the junior subordinated debentures was $21,003 and $21,980 as of December 31, 2015 and 2014, respectively.
Additional information with respect to the junior subordinated debentures is included in Note 9, Long-Term Debt.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

13.    Common and Preferred Stock:
Common Stock
The Hillman Companies, Inc. has one class of common stock. All outstanding shares of The Hillman Companies, Inc. common stock are owned by Holdco. The management shareholders of Holdco do not have the ability to put their shares back to Holdco.
Preferred Stock
The Hillman Companies, Inc. has one class of preferred stock, with 5,000 shares authorized and none issued or outstanding as of December 31, 2015 or 2014.

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
Option holders were not required by the terms of the Predecessor Option Plan or the Predecessor Stockholders Agreement to hold the shares for any period of time following exercise. Liability classification was required because this arrangement permits the holders to put the shares back without being exposed to the risks and rewards of the shares for a reasonable period of time. Consistent with past practice, the Company elected to use the intrinsic value method to value the options. Immediately prior to the cancellation of the Predecessor Option Plan, the stock option liability was $48,517.
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
In 2014, Holdco granted a total of 35,817.010 non-qualified stock options with certain time-vesting and performance vesting conditions under the 2014 Equity Incentive Plan. The options were granted with an exercise price equal to the grant date fair value of the underlying securities. In 2015, Holdco granted a total of 18,455.000 non-qualified stock options with certain time-vesting and performance vesting conditions under the 2014 Equity Incentive Plan. The options were granted with an exercise price equal to the grant date fair value of the underlying securities. A total of 13,646.592 stock options were forfeited during the year ended December 31, 2015. As of December 31, 2015, a total of 3,395.846 shares were available for future stock-based award grants.
The fair value of 20,762.709 time-vested options outstanding as of December 31, 2015 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield equaling 0%, risk-free interest rate from 1.81% to 2.17%, expected volatility assumed to be 31.5%, and expected term from 6.5 years to 6.75 years. The fair value of an option was $367.741.
Compensation expense of $1,290 and $675 was recognized in the accompanying consolidated statements of Comprehensive Loss for the year ended December 31, 2015 and the period from June 30, 2014 through December 31, 2014, respectively. As of December 31, 2015, there was $6,004 of unrecognized compensation expense for unvested common options. The expense will be recognized as a charge to earnings over a weighted average period of approximately four years.
As of December 31, 2015, there were 19,862.709 performance-based stock options outstanding that ultimately vest depending upon satisfaction of conditions that only arise in the event of a sale of the Company. No compensation expense will be recognized on these stock options unless it becomes probable the performance conditions will be satisfied.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

14.    Stock-Based Compensation: (continued)
A summary of stock option activity for the six month period from June 30, 2014 to December 31, 2014 and for the year ended December 31, 2015 is presented below:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2014	—	—	—	—
Granted	35,817.010	$1,000	—	—
Exercised or converted	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding at December 31, 2014	35,817.010	$1,000	9.5 years	$—
Exercisable at December 31, 2014	—	—	—	$—
Granted	18,455.000	$1,000	—	—
Exercised or converted	—	—	—	—
Forfeited or expired	(13,646.592)	$1,000	—	—
Outstanding at December 31, 2015	40,625.418	$1,000	9 years	$—
Exercisable at December 31, 2015	—	—	—	$—
During the year ended December 31, 2015, the Company also granted a total of 1,600 shares of restricted stock under the 2014 Equity Incentive Plan. The shares were granted at the grant date fair value of the underlying common stock securities. The restrictions on 1,500 restricted stock shares lapse in one-half increments on each of the two anniversaries of the award date or earlier in the event of either involuntary termination of the employment by the Company without cause or by the employee for Good Reason. The restrictions on the remaining 100 restricted stock shares lapse on the one year anniversary of the award date or earlier in the event of either involuntary termination of employment by the Company without cause or by the employee for Good Reason. In the event of earlier vesting, the unvested portion of the restricted stock grant would become immediately fully vested and settled in cash at the then-current fair market value.
A summary of restricted stock activity for the year ended December 31, 2015 is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2014	—	$—
Granted	1,600	$1,000
Vested	—	$—
Forfeited	—	$—
Unvested at December 31, 2015	1,600	$1,000
Compensation expense of $333 was recognized in the accompanying consolidated statements of comprehensive loss for the year ended December 31, 2015. As of December 31, 2015, there was $1,267 of unrecognized compensation expense for unvested restricted stock.

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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

15.    Derivatives and Hedging:
The Company uses derivative financial instruments to manage our exposures to (1) interest rate fluctuations on our floating rate senior debt and (2) fluctuations in foreign currency exchange rates. The Company measures those instruments at fair value and recognizes changes in the fair value of derivatives in earnings in the period of change, unless the derivative qualifies as an effective hedge that offsets certain exposures.
Interest Rate Swap Agreements - On September 3, 2014, the Company entered into a forward Interest Rate Swap Agreement (the “2014 Swap No. 1”) with a three-year term for a notional amount of $90,000. The forward start date of the 2014 Swap No. 1 was October 1, 2015 and its termination date is September 30, 2018. The 2014 Swap No. 1 fixes the interest rate at 2.2% plus the applicable interest rate margin of 3.5% and the effective rate of 5.7%.
On September 3, 2014, the Company entered into a forward Interest Rate Swap Agreement (the “2014 Swap No. 2”) with a three-year term for a notional amount of $40,000. The effective date of the 2014 Swap No. 2 was October 1, 2015 and its termination date is September 30, 2018. The 2014 Swap No. 2 fixes the interest rate at 2.2% plus the applicable interest rate margin.
The total fair value of the interest rate swaps was $(2,564) as of December 31, 2015 and was reported on the consolidated balance sheet in other non-current liabilities with an increase in interest expense recorded in the statement of comprehensive loss for the unfavorable change of $1,629 in fair value since December 31, 2014.
The total fair value of the interest rate swaps was $(935) as of December 31, 2014 and was reported on the consolidated balance sheet in other non-current liabilities with an increase in interest expense recorded in the statement of comprehensive loss for the unfavorable change of $935 in fair value since the inception.
The Company's interest rate swap agreements did not qualify for hedge accounting treatment because they did not meet the provisions specified in ASC 815, Derivatives and Hedging (“ASC 815”).
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
The Company's interest rate cap agreements did not qualify for hedge accounting treatment because they did not meet the provisions specified in ASC 815.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

15.    Derivatives and Hedging: (continued)
Foreign Currency Forward Contracts - During 2013, the Company entered into multiple foreign currency forward contracts (the “2013 FX Contracts”) with maturity dates ranging from July 2013 to December 2014 and a total notional amount of C$44,591. The 2013 FX Contracts fixed the Canadian to U.S. dollar forward exchange rate at points ranging from 1.02940 to 1.08210. The purpose of the 2013 FX Contracts was to manage the Company's exposure to fluctuations in the exchange rate of the Canadian dollar.
At December 31, 2013, the fair value of the 2013 FX Contracts was ($42) and was reported on the consolidated balance sheet in other current liabilities with an increase in other expense of $42 recorded in the statement of comprehensive loss.
During 2014, the Company entered into multiple foreign currency forward contracts (the “2014 FX Contracts”) with maturity dates ranging from March 2014 to December 2015. The 2014 FX Contracts fixed the Canadian to U.S. dollar forward exchange rate at points ranging from 1.06800 to 1.1740. The purpose of the 2014 FX Contracts was to manage the Company's exposure to fluctuations in the exchange rate of the Canadian dollar.
During 2015, the Company entered into multiple foreign currency forward contracts (the “2015 FX Contracts”) with maturity dates ranging from February 2015 to December 2016. The 2015 FX Contracts fixed the Canadian to U.S. dollar forward exchange rate at points ranging from 1.1384 to 1.3831. The purpose of the 2015 FX Contracts is to manage the Company's exposure to fluctuations in the exchange rate of the Canadian dollar.
The total notional amount of contracts outstanding was C$37,886 and C$31,032 as of December 31, 2015 and December 31, 2014, respectively. The total fair value of the 2014 FX Contracts and 2015 FX Contracts was $1,695 and $1,247 as of December 31, 2015 and December 31, 2014, respectively, and was reported on the consolidated balance sheet in other current assets. An increase in other income of $448 and $1,289 was recorded in the statement of comprehensive loss for the favorable change in fair value during year ended December 31, 2015 and December 31, 2014, respectively.
The Company's FX Contracts did not qualify for hedge accounting treatment because they did not meet the provisions specified in ASC 815. Accordingly, the gain or loss on these derivatives was recognized in current earnings.
The Company does not enter into derivative transactions for speculative purposes and, therefore, holds no derivative instruments for trading purposes.
Additional information with respect to the fair value of derivative instruments is included in Note 16, Fair Value Measurements.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

16.    Fair Value Measurements:
The Company uses the accounting guidance that applies to all assets and liabilities that are being measured and reported on a fair value basis. The guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. Assets and liabilities carried at fair value are classified and disclosed in one of the following three categories.

Level 1:	Quoted market prices in active markets for identical assets or liabilities.

Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3:	Unobservable inputs reflecting the reporting entity's own assumptions.
The accounting guidance establishes a hierarchy which requires an entity to maximize the use of quoted market prices and minimize the use of unobservable inputs. An asset or liability's level is based on the lowest level of input that is significant to the fair value measurement.
The following tables set forth the Company's financial assets and liabilities that were measured at fair value on a recurring basis during the period, by level, within the fair value hierarchy:

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
Trading securities	$2,021	$—	$—	$2,021
Interest rate swaps	—	(2,564)	—	(2,564)
Foreign exchange forward contracts	—	1,695	—	1,695

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
Trading securities	$2,244	$—	$—	$2,244
Interest rate swaps	—	(935)	—	(935)
Foreign exchange forward contracts	—	1,247	—	1,247
Trading securities are valued using quoted prices on an active exchange. Trading securities represent assets held in a Rabbi Trust to fund deferred compensation liabilities and are included as restricted investments on the accompanying consolidated balance sheets.
The unrealized (loss) gain on these securities of $(2) and $43 were recorded as other income by the Successor for the year ended December 31, 2015 and the six month period from June 30, 2014 through December 31, 2014, respectively. The unrealized gains on these securities of $95 and $364 were recorded as other income by the Predecessor for the six months period ended June 29, 2014 and year ended December 31, 2013, respectively. An offsetting entry for the same amount, increasing the deferred compensation liability and compensation expense within SG&A, was also recorded for the corresponding periods.
The Company utilizes interest rate swap contracts to manage our targeted mix of fixed and floating rate debt, and these contracts are valued using observable benchmark rates at commonly quoted intervals for the full term of the swap contracts. As of December 31, 2015 and 2014, the interest rate swaps were included in other non-current liabilities on the accompanying consolidated balance sheets.
The Company utilizes foreign exchange forward contracts to manage our exposure to currency fluctuations in the Canadian dollar versus the U.S. dollar. The forward contracts were valued using observable benchmark rates at commonly quoted intervals during the term of the forward contract. As of December 31, 2015 and December 31, 2014, the foreign exchange forward contracts were included in other current assets on the accompanying consolidated balance sheets.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

16.    Fair Value Measurements: (continued)
The fair value of the Company's fixed rate senior notes and junior subordinated debentures as of December 31, 2015 and 2014, were determined by utilizing current trading prices obtained from indicative market data. As a result, the fair value measurement of the Company's senior term loans is considered to be Level 2.

	December 31, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
6.375% Senior Notes	$330,000	$271,425	$330,000	$315,563
Junior Subordinated Debentures	129,707	131,691	130,685	137,764
Cash, restricted investments, accounts receivable, short-term borrowings, accounts payable, and accrued liabilities are reflected in the consolidated financial statements at book value, which approximates fair value, due to the short-term nature of these instruments. The carrying amount of the long-term debt under the revolving credit facility approximates the fair value at December 31, 2015 and 2014 as the interest rate is variable and approximates current market rates.  The Company also believes the carrying amount of the long-term debt under the senior term loan approximates the fair value at December 31, 2015 and 2014 because, while subject to a minimum LIBOR floor rate, the interest rate approximates current market rates of debt with similar terms and comparable credit risk.
Additional information with respect to the derivative instruments is included in Note 15, Derivatives and Hedging. Additional information with respect to the Company's fixed rate senior notes and junior subordinated debentures is included in Note 9, Long-Term Debt.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

17.    Commitments and Contingencies:
The Company self-insures our product liability, automotive, workers' compensation, and general liability losses up to $250 per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences in excess of $250 up to $40,000. The two risk areas involving the most significant accounting estimates are workers' compensation and automotive liability. Actuarial valuations performed by the Company's outside risk insurance expert were used by the Company's management to form the basis for workers' compensation and automotive liability loss reserves. The actuary contemplated the Company's specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes that the liability of approximately $1,426 recorded for such risk insurance reserves is adequate as of December 31, 2015.
As of December 31, 2015, the Company has provided certain vendors and insurers letters of credit aggregating $4,759 related to our product purchases and insurance coverage of product liability, workers' compensation, and general liability.
The Company self-insures our group health claims up to an annual stop loss limit of $200 per participant. Aggregate coverage is maintained for annual group health insurance claims in excess of 125% of expected claims. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves. Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claim data and certain actuarial assumptions. The Company believes that the liability of approximately $1,456 recorded for such group health insurance reserves is adequate as of December 31, 2015.
On October 1, 2013, Hillman Group filed a complaint against Minute Key Inc., a manufacturer of fully-automatic, self-service key duplication kiosks, in the United States District Court for the Southern District of Ohio (Western Division), seeking a declaratory judgment of non-infringement and invalidity of a U.S. patent issued to Minute Key Inc. on September 10, 2013. Hillman Group's filing against Minute Key Inc. was in response to a letter dated September 10, 2013 in which Minute Key Inc. alleged that Hillman Group's FastKey™ product infringes the newly-issued patent.

On October 23, 2013, Minute Key Inc. filed an answer and counterclaim against the Hillman Group alleging patent infringement. Minute Key Inc. also requested that the court dismiss the Hillman Group's complaint, enter judgment against the Hillman Group that we are willfully and deliberately infringing the patent, grant a permanent injunction, and award unspecified monetary damages to Minute Key Inc.

Minute Key Inc. later filed two motions on March 17, 2014 seeking to voluntarily withdraw its counterclaim alleging infringement by Hillman Group and also to dismiss Hillman Group's complaint for non-infringement and invalidity. Shortly after an April 23, 2014 court-ordered mediation, Minute Key Inc. provided Hillman Group with a covenant promising not to sue for infringement of two of its patents against any existing Hillman Group product, including the FastKey™ and Key Express™ products.

Hillman Group filed a motion on May 9, 2014 seeking to add additional claims to the case against Minute Key Inc. under Federal and Ohio state unfair competition statutes. These claims relate to Minute Key Inc.'s business conduct during competition with Hillman Group over a mutual client.

In an August 15, 2014 order, the court granted Minute Key Inc.'s March 17, 2014 motions to dismiss the claims relating to patent infringement and also granted Hillman Group's May 9, 2014 motion to add its unfair competition claims.

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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

17.    Commitments and Contingencies: (continued)
It is not yet possible to assess the impact, if any, that the lawsuit will have on the Company. As a result of the Minute Key Inc. covenant not to sue, however, the Company's FastKey™ and Key Express™ products no longer face any threat of patent infringement liability from two of Minute Key Inc.'s patents. The scope of the lawsuit has changed from a bilateral dispute over patent infringement to a lawsuit solely about Minute Key Inc.'s business conduct. After a conference with the court on March 2, 2015, the court entered a new scheduling order to govern the case on March 12, 2015. A revised case schedule was subsequently issued on October 1, 2015. Fact and expert discovery are now complete. Minute Key filed a motion for summary judgment on February 8, 2016. Hillman has opposed Minute Key's summary judgment motion. The case is currently scheduled for trial on August 22, 2016. Hillman Group intends to continue to pursue this lawsuit vigorously and believes that it has meritorious claims for Minute Key Inc.'s unfair competition.
In addition, legal proceedings are pending which are either in the ordinary course of business or incidental to the Company's business. Those legal proceedings incidental to the business of the Company are generally not covered by insurance or other indemnity. In the opinion of the Company's management, the ultimate resolution of the pending litigation matters will not have a material adverse effect on the consolidated financial position, operations, or cash flows of the Company.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

18.    Statements of Cash Flows:
Supplemental disclosures of cash flows information are presented below:

	Successor		Predecessor
	Year ended December 31, 2015	Period from June 30, 2014 through December 31, 2014	Six months ended June 29, 2014	Year ended December 31, 2013
Cash paid during the period for:
Interest on junior subordinated debentures	$12,231	$6,116	$6,116	$12,232
Interest	$47,337	$25,858	$21,702	$45,260
Income taxes	$1,175	$8	$856	$1,078
Non-cash investing activities:
Property and equipment purchased with capital lease	$78	$76	$241	$358

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

19.    Quarterly Data (unaudited):

2015	Total	Fourth	Third	Second	First
Net sales	$786,911	$179,464	$209,933	$216,818	$180,696
(Loss) income from operations	27,398	2,699	10,433	17,216	(2,950)
Net loss	(23,083)	(8,635)	(40)	(4,543)	(9,865)
2014	Total	Fourth (Adjusted)	Third (Adjusted)	Second	First
Net sales	$734,669	$181,336	$195,956	$202,598	$154,779
(Loss) income from operations	(31,147)	9,696	20,563	(69,003)	7,597
Net (loss) income	(63,463)	(4,081)	934	(56,254)	(4,062)
During the fourth quarter of 2014, the Company completed the purchase price allocation related to the Merger Transaction in accordance with ASC 805. ASC 805 requires the Company to retrospectively adjust the provisional amounts recognized at the acquisition date to reflect the information obtained about facts and circumstances that existed as of the acquisition date. For the third quarter ended September 30, 2014, the Successor's depreciation was increased by $1,029, amortization was increased by $1,714, and income tax benefit was increased by $1,865 with equal and offsetting adjustments made to the fourth quarter ended December 31, 2014.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

20.    Concentration of Credit Risks:
Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade receivables. The Company places our cash and cash equivalents with high credit quality financial institutions. Concentrations of credit risk with respect to sales and trade receivables are limited due to the large number of customers comprising the Company's customer base and their dispersion across geographic areas. The Company performs periodic credit evaluations of our customers' financial condition and generally does not require collateral.
For the year ended December 31, 2015, the largest three customers accounted for 44.3% of sales and 37.1% of the year-end accounts receivable balance. For the year ended December 31, 2014, the largest three customers accounted for 40.7% of combined sales of the Successor and Predecessor and 42.2% of the year-end accounts receivable balance. For the Predecessor's year ended December 31, 2013, the largest three customers accounted for 39.7% of sales and 44.2% of the year-end accounts receivable balance. No other customer accounted for more than 5.0% of the Company's total sales in 2015, 2014, or 2013. In each of the years ended December 31, 2015, 2014, and 2013, the Company derived over 10% of its total revenues from two separate customers which operated in the following segments: United States excluding All Points, Canada, and Mexico.
Concentration of credit risk with respect to purchases and trade payables are limited due to the large number of vendors comprising the Company's vendor base, with dispersion across different industries and geographic areas. The Company's largest vendor in terms of annual purchases accounted for 6.3% of the Successor's total purchases and 4.0% of the Successor's total trade payables on December 31, 2015. The Company's largest vendor in terms of annual purchases accounted for 5.0% of the combination of the purchases of the Successor and Predecessor and 1.1% of the Successor's total trade payables on December 31, 2014. The Company's largest vendor in terms of annual purchases accounted for 5.0% of the Predecessor's total purchases and 2.0% of the Predecessor's total trade payables on December 31, 2013.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

21.    Segment Reporting and Geographic Information:
The Company's segment reporting structure uses the Company's management reporting structure as the foundation for how the Company manages our business. The Company periodically evaluates our segment reporting structure in accordance with ASC 350-20-55 and has concluded that it has five reportable segments as of December 31, 2015. During 2013, the operations of Paulin were combined into the operations of the Canada segment. The United States segment, excluding All Points and the Canada segment are considered material by Company's management as of December 31, 2015. The segments are as follows:

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
The Company uses profit or loss from operations to evaluate the performance of our segments. Profit or loss from operations is defined as income from operations before interest and tax expenses. Hillman accounts for intersegment sales and transfers as if the sales or transfers were to third parties, at current market prices. Segment revenue excludes sales between segments, which is consistent with the segment revenue information provided to the Company's chief operating decision maker. Segment income (loss) from operations for Mexico and Australia include insignificant costs allocated from the United States, excluding All Points segment, while the remaining operating segments do not include any allocations.
The transaction expenses incurred in connection with the Merger Transaction were recorded in the United States segment. For further information, see Note 22, Transaction, Acquisition, and Integration Expenses.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

21.    Segment Reporting and Geographic Information: (continued)
The table below presents revenues and income (loss) from operations for the reportable segments for the years ended December 31, 2015, 2014, and 2013.

	Successor		Predecessor
	Year Ended December 31, 2015	Period from June 30, 2014 through December 31, 2014	Six months Ended June 29, 2014	Year Ended December 31, 2013
Revenues
United States, excluding All Points	$626,283	$293,219	$269,009	$541,037
All Points	19,375	9,362	10,238	20,798
Canada	133,152	70,566	73,867	132,158
Mexico	6,831	3,507	3,620	6,842
Australia	1,270	638	643	806
Total revenues	$786,911	$377,292	$357,377	$701,641
Segment Income (Loss) from Operations
United States, excluding All Points	$32,031	$5,072	$(44,830)	$52,255
All Points	1,407	655	896	1,737
Canada	(5,436)	3,189	4,214	2,847
Mexico	403	73	446	629
Australia	(1,007)	(748)	(114)	(1,027)
Total segment income (loss) from operations	$27,398	$8,241	$(39,388)	$56,441

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

21.    Segment Reporting and Geographic Information: (continued)
Assets by segment as of December 31, 2015 and 2014 were as follows:

	As of December 31, 2015	As of December 31, 2014
Assets:
United States, excluding All Points	$1,528,487	$1,522,371
All Points	14,836	16,108
Canada	303,795	346,691
Mexico	15,575	15,886
Australia	1,754	1,957
Total Assets	$1,864,447	$1,903,013

	As of December 31, 2015	As of December 31, 2014
Cash & cash equivalents:
United States, excluding All Points	$3,024	$13,192
All Points	612	696
Canada	5,106	3,186
Mexico	2,536	1,396
Australia	107	15
Consolidated cash & cash equivalents	$11,385	$18,485
Following is revenue based on products for the Company's significant product categories:

	Successor		Predecessor
	Year ended December 31, 2015	Period from June 30, 2014 through December 31, 2014	Six months ended June 29, 2014	Year ended December 31, 2013
Net sales
Keys	$93,840	$48,327	$45,511	$90,518
Engraving	51,175	25,465	24,065	48,442
Letters, numbers and signs	37,645	19,439	16,145	34,045
Fasteners	518,162	241,636	232,221	450,234
Threaded rod	32,836	16,269	16,535	31,802
Code cutter	2,452	1,425	1,392	2,680
Builders hardware	24,568	10,482	10,106	17,320
Other	26,233	14,249	11,402	26,600
Consolidated net sales	$786,911	$377,292	$357,377	$701,641

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

22.    Transaction, Acquisition, and Integration Expenses:
For the year ended December 31, 2015, the Successor incurred $257 in transaction expenses primarily for legal, professional, and other advisory services in connection with the acquisition of the Company.
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

Financial Statement Schedule:
Schedule II - VALUATION ACCOUNTS
(dollars in thousands)

Deducted From Assets in Balance Sheet
Allowance for Doubtful Accounts
Ending Balance - December 31, 2012	$1,105
Additions charged to cost and expense	29
Additions from acquired company	115
Deductions due to:
Others	(546)
Ending Balance - December 31, 2013	703
Additions charged to cost and expense	226
Deductions due to:
Others	(302)
Ending Balance - December 31, 2014	627
Additions charged to cost and expense	117
Deductions due to:
Others	(143)
Ending Balance - December 31, 2015	$601

Item 9 – Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A – Controls and Procedures.
Disclosure Controls and Procedures
Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are those controls and procedures that are designed to ensure that material information relating to The Hillman Companies, Inc. required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures. Based upon that evaluation, which included the matters discussed below, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective, as of the end of the period covered by this Report (December 31, 2015). We view our internal control over financial reporting as an integral part of our disclosure controls and procedures.
Management's Annual Report on Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. Pursuant to the rules and regulations of the Commission, internal control over financial reporting is a process designed by, or under the supervision of, the Company's principal executive and principal financial officers, or persons performing similar functions, and effected by the Company's Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and the dispositions of assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with appropriate authorizations; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company's management has evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2015, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (1992 framework). Based on such evaluation, management concluded that internal control over financial reporting was effective as of December 31, 2015. Management's report on internal control over financial reporting is set forth above under the heading, “Report of Management on Internal Control Over Financial Reporting” in Item 8 of this annual report on Form 10-K.
Prior Material Weakness.
A material weakness is a deficiency, or a combination of deficiencies, in internal control, such that there is a reasonable possibility that a material misstatement of the entity's annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. Management determined that the Company's internal control over financial reporting was not effective as of December 31, 2014 and for the quarters ended September 30, 2015, as a result of the pervasive deficiencies related to the design and operating effectiveness of transaction, process level, and management monitoring controls that have a direct impact on the financial reporting of our Canadian subsidiary (The Hillman Group Canada ULC), which in aggregate were considered a material weakness.
In 2013, Hillman acquired H. Paulin & Co. Limited, which has since been amalgamated with The Hillman Group Canada ULC. There were numerous manual procedures performed on both the data input into our legacy system and the subsequent output in order to validate, prepare, and record information in the general ledger. There was an ineffective control environment surrounding these aforementioned manual procedures and management review controls, as well as ineffective controls over change management, critical access, and end user system access to the legacy system. As a result of these deficiencies, financial information may not have been accurately reflected in key reports used in higher level management review controls or subsequently recorded in the general ledger.
Remediation of Material Weakness.
During the year ended December 31, 2015, the Company implemented controls and enhanced procedures to address the material weakness in internal control over financial reporting described above. Management has taken appropriate and reasonable steps to make the necessary improvements to remediate this material weakness in internal control over financial reporting. In particular, a senior management team has been assigned responsibility for internal controls within the Canadian subsidiary and training was provided to all employees in financial reporting roles. A thorough evaluation of all processes, controls and the legacy system was conducted, enhancements were made where necessary, and additional resources were added where deemed appropriate.
Attestation Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.
This annual report does not contain an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting.
Other than the changes described above, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act of 1934, as amended, that occurred during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B – Other Information.
None.

PART III
Item 10 – Directors, Executive Officers and Corporate Governance.
The following is a summary of the biographies for at least the last five years of Hillman's directors and officers. Alberto J. Delgado and James P. Waters resigned from the Board of Directors effective June 1, 2015 and June 30, 2015, respectively. Philip K. Woodlief, Joseph M. Scharfenberger, Jr. and Gregory J. Gluchowski, Jr. were elected to the Board of Directors effective February 10, 2015, June 1, 2015, and September 8, 2015, respectively.
Directors

Name and Age	Position and Five-year Employment History
Douglas J. Cahill (56)
Mr. Cahill has served as director since June 2014 and as Chairman since September 2014. Mr. Cahill has been a Managing Director of CCMP since July 2014 and previously was an Executive Advisor of CCMP from March 2013. Mr. Cahill served as President and Chief Executive Officer of Oreck, the manufacturer of upright vacuums and cleaning products, from May 2010 until December 2012. Prior to joining Oreck, Mr. Cahill served as President and Chief Executive Officer of Doane Pet Care Company, a private label manufacturer of pet food and former CCMP portfolio company. Prior to joining Doane in 1997, Mr. Cahill spent 13 years at Olin Corporation, a diversified manufacturer of metal and chemicals, where he served in a variety of managerial and executive roles. Mr. Cahill serves as a Board Member for Junior Achievement of Middle Tennessee and at Vanderbilt University's Owen Graduate School of Management. In January 2009, Mr. Cahill was appointed as an Advisor to Mars Incorporated. Mr. Cahill is the Chairman of Jamieson Laboratories and a Director of Ollie's Bargain Outlet and Shoes for Crews. Mr. Cahill serves as the Chairman of our board of directors due to his financial, investment, and extensive management experience.

Gregory J. Gluchowski, Jr. (50)
Mr. Gluchowski has served as director and as President and Chief Executive Officer since September 2015. Prior to joining Hillman, Mr. Gluchowski served as President, Hardware & Home Improvement of Spectrum Brands Holdings Inc. and a former division of Stanley Black and Decker since January 2010. Prior to 2010, Mr. Gluchowski held positions of increasing responsibility at Black & Decker in operations, supply chain, and general management roles after joining the company in 2002. Mr. Gluchowski started his career with the Wire & Cable Division of Phelps Dodge Corporation in 1988. Mr. Gluchowski presently serves on the board of Smith & Wesson and the Children's Hospital of Orange County. Mr. Gluchowski's qualifications to sit on our board of directors include his role as President and Chief Executive Officer of Hillman and Hillman Group.

Max W. Hillman, Jr. (69)
Mr. Hillman has served as director since September 2001. Prior to retirement from his executive position, effective July 1, 2013, Mr. Hillman was President and Chief Executive Officer and member of the Board of Directors of Hillman and Chief Executive Officer of Hillman Group. From 2000 to 2001, Mr. Hillman was Co-Chief Executive Officer of Hillman Group. Mr. Hillman presently serves on the board of Sunsource Technology Services Inc., West Chester Holdings, Inc., LEM Products, and EVP International LLC. Mr. Hillman previously served as a director of State Industrial Products from 2006 to 2011 and of Woodstream Corp. from 2007 to 2015. Mr. Hillman's qualifications to sit on our board of directors include his former roles as President and Chief Executive Officer of the Company and Co-Chief Executive Officer of Hillman Group.

Aaron Jagdfeld (44)
Mr. Jagdfeld has served as director since August 2014. Mr. Jagdfeld has been the President and Chief Executive Officer of Generac Power Systems, Inc. since September 2008 and a director of Generac since November 2006. Mr. Jagdfeld began his career at Generac in the finance department in 1994 and became Generac's Chief Financial Officer in 2002. In 2007, he was appointed President and was responsible for sales, marketing, engineering, and product development. Prior to joining Generac, Mr. Jagdfeld worked in the audit practice of the Milwaukee, Wisconsin office of Deloitte & Touche. Mr. Jagdfeld was selected to serve on our board of directors due to his extensive management and financial experience.

Name and Age	Position and Five-year Employment History
Jonathan R. Lynch (48)
Mr. Lynch has served as director since November 2014. Mr. Lynch has been a Managing Director of CCMP since 1993 and is a member of CCMP's Investment Committee. Prior to joining CCMP, Mr. Lynch was a member of the Mergers and Acquisitions division of Prudential Securities. Mr. Lynch serves on the board of directors of Infogroup, Inc. Mr. Lynch is past President of the Venture Investors Association of NY (VIANY) and a member of the board of advisors of the Georgetown University School of Business. Mr. Lynch was selected to serve on our board of directors due to his financial, investment, and business experience.

Kevin M. Mailender (38)
Mr. Mailender has served as director since May 2010. Mr. Mailender has been a Partner of Oak Hill Capital Management, LLC since 2013 and previously was a Principal of Oak Hill Capital Management between 2008 and 2013 and a Vice President of Oak Hill Capital Management between 2004 and 2008. Mr. Mailender currently serves as a director of Dave & Buster's Entertainment, Inc., Earth Fare, Inc., and Berlin Packaging, LLC. Mr. Mailender was selected to serve on our board of directors due to his financial, investment, and business experience.

Joseph M. Scharfenberger, Jr. (44)
Mr. Scharfenberger has served as director since June 2015. Mr. Scharfenberger has been a Managing Director of CCMP since July 2009 and is a member of CCMP's Investment Committee. Prior to joining CCMP, Mr. Scharfenberger worked at Bear Stearns Merchant Banking. Prior to joining Bear Stearns Merchant Banking, Mr. Scharfenberger worked in the private equity division at Toronto Dominion Securities. Mr. Scharfenberger is currently a member of the board of directors of Jamieson Laboratories, Jetro Cash & Carry, Ollie's Bargain Outlet, and Shoes For Crews. Mr. Scharfenberger was selected to serve on our board of directors due to his financial, investment, and business experience.

Tyler J. Wolfram (49)
Mr. Wolfram has served as director since May 2010. Mr. Wolfram has been a Managing Partner of Oak Hill Capital Management, LLC since 2013 and previously was a Partner of Oak Hill Capital Management between 2001 and 2013. Mr. Wolfram is a member of Oak Hill Management's Executive Committee and Investment Committee. Mr. Wolfram served on the board of directors of Duane Reade Holdings, Inc. from 2004 until 2010 and on the board of directors of NSA International, Inc. from 2006 until 2013 and currently serves as a director of Dave & Buster's Entertainment, Inc., Earth Fare, Inc., and Berlin Packaging, LLC. Mr. Wolfram was selected to serve on our board of directors due to his financial, investment, and business experience.

Philip K. Woodlief (62)
Mr. Woodlief has served as director since February 2015. Mr. Woodlief has been an independent financial consultant since 2007 and an Adjunct Professor of Management at Vanderbilt University's Owen Graduate School of Business since October 2010. At Vanderbilt, Mr. Woodlief has taught Financial Statement Research and Financial Statement Analysis. In 2014, Mr. Woodlief was also an Adjunct Professor at Belmont University, teaching Integrated Accounting Principles. Prior to 2008, Mr. Woodlief was Vice President and Chief Financial Officer of Doane Pet Care, a global manufacturer of pet products. Prior to 1998, Mr. Woodlief was Vice President and Corporate Controller of Insilco Corporation, a diversified manufacturer of consumer and industrial products. Mr. Woodlief began his career in 1979 at KPMG Peat Marwick in Houston, Texas, progressing to the Senior Manager level in the firm's Energy and Natural Resources practice. Mr. Woodlief was a certified public accountant. Mr. Woodlief was selected to serve on our board of directors due to his financial and business experience.

Richard F. Zannino (57)
Mr. Zannino has served as director since August 2014. Mr. Zannino has been a Managing Director of CCMP since July 2009 and is a member of CCMP's Investment Committee. Prior to joining CCMP, Mr. Zannino was Chief Executive Officer and a member of the board of directors of Dow Jones & Company. Mr. Zannino joined Dow Jones as Executive Vice President and Chief Financial Officer in February 2001 before his promotion to Chief Operating Officer in July 2002 and to Chief Executive Officer and Director in February 2006. Prior to joining Dow Jones, Mr. Zannino was Executive Vice President in charge of strategy, finance, M&A, technology, and a number of operating units at Liz Claiborne. Mr. Zannino joined Liz Claiborne in 1998 as Chief Financial Officer. In 1998, Mr. Zannino served as Executive Vice President and Chief Financial Officer of General Signal. From 1993 until early 1998, Mr. Zannino was at Saks Fifth Avenue, ultimately serving as Executive Vice President and Chief Financial Officer. Mr. Zannino is currently a member of the board of directors of Infogroup Inc., Ollie's Bargain Outlet, Pure Gym (U.K.), Jamieson Laboratories (Canada), Francesca's Holdings Corporation, Estee Lauder Companies, IAC/InterActiveCorp., and Shoes for Crews and is a trustee of Pace University. Mr. Zannino was selected to serve on our board of directors due to his financial, investment, and business experience.

All directors hold office until their successors are duly elected and qualified.

Committees
The Company is a controlled company within the meaning of the NYSE Amex listing standards because an affiliate of CCMP owns more than 50% of the outstanding shares of the Company's common voting stock. Accordingly, the Company is exempt from the requirements of the NYSE Amex listing standards to maintain a majority of independent directors on the Company's board of directors and to have a nominating committee and a compensation committee composed entirely of independent directors.
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
The current members of the audit committee are Aaron Jagdfeld and Philip K. Woodlief, both of whom are considered independent under the SEC standards and the NYSE AMEX listing standards. In addition, Gregory J. Gluchowski, Jr., Kevin M. Mailender, and Richard F. Zannino have observer rights with the audit committee. The Company has previously received an exemption from AMEX to Section 121 of the AMEX Company Guide that requires the audit committee to have three members. The board of directors has determined that each of Messrs. Jagdfeld and Woodlief is an “audit committee financial expert” within the meaning of applicable rules of the SEC.

Risk Oversight and Board Structure
The board of directors executes its oversight responsibility for risk management with the assistance of its audit committee and compensation committee. The audit committee oversees the Company's risk management activities, generally, and is charged with reviewing and discussing with management the Company's major risk exposures and the steps management has taken to monitor, control, and manage these exposures. The audit committee's meeting agendas include discussions of individual risk areas throughout the year, as well as an annual summary of the risk management process, including the Company's risk assessment and risk management guidelines. The compensation committee oversees the Company's compensation policies generally to determine whether they create risks that are reasonably likely to have a material adverse effect on the Company. The audit committee and compensation committee report the results of their oversight activities to the board of directors.
The compensation committee has conducted a comprehensive review of the Company's compensation structure from the perspective of enterprise risk management and the design and operation of its executive and employee compensation plans, policies, and arrangements generally, including the performance objectives and target levels used in connection with our annual performance-based bonuses and stock option awards. The compensation committee has concluded that there are no risks arising from the Company's compensation policies and practices for its employees that are reasonably likely to have a material adverse effect on the Company. Our compensation program as a whole does not encourage or incentivize our executives or other employees to take unnecessary and excessive risks or engage in other activities and behavior that threaten the value of the Company or the investments of its shareholders, as evidenced by the following design features that we believe mitigate risk taking:
Base Salaries
Base salaries are fixed in amount and thus do not encourage risk taking.
Annual Performance Based Bonuses
The compensation committee believes that the Company's annual bonus program is structured to appropriately balance risk and the desire to focus executives on specific short-term goals important to the Company's success. While specific performance criteria are set and communicated in advance, the Company does not consider that the pursuit of these objectives may encourage unnecessary or excessive risk taking or lead to behaviors that focus executives on their individual enrichment rather than the Company's long-term welfare.
Stock Options
Executives are also eligible to receive stock options to acquire Holdco common stock under the HMAN Group Holdings Inc. 2014 Equity Incentive Plan (the “2014 Equity Incentive Plan”). The 2014 Equity Incentive Plan is administered by the Holdco board of directors. In fiscal year 2015, the Holdco board of directors granted 18,455.000 options to members of executive management. These option grants included options subject to service-vesting (in four equal annual installments beginning on the second anniversary of the grant date), with possible acceleration upon a change of control. Since the vesting is staggered and in some cases tied directly to long-term performance, employees should not be incentivized to achieve only short-term increases in stock price.
Code of Ethics
The Company has adopted a code of business conduct and ethics which applies to its directors, senior officers, including its Chief Executive Officer and its Chief Financial Officer, as well as every employee of the Company. The Company's code of business conduct and ethics can be accessed at its website at www.hillmangroup.com. Information contained or linked on our website is not incorporated by reference into this annual report and should not be considered a part of this annual report. The Company will disclose amendments to or waivers from a provision of the code of business conduct and ethics on Form 8-K.

The executive officers of the Company (including the executive officers of The Hillman Group, Inc. and The Hillman Group Canada ULC, wholly-owned indirect subsidiaries of the Company) are set forth below:
Executive Officers

Name and Age	Position with the Company; Five-year Employment History
Gregory J. Gluchowski (50)	President and Chief Executive Officer of The Hillman Companies, Inc. and The Hillman Group, Inc. since September 2015. See page 103 for five-year employment history.
Jeffrey S. Leonard (48)
Executive Vice President of Finance, Chief Financial Officer, and Treasurer of The Hillman Companies, Inc. and The Hillman Group, Inc. since March 2015. Prior to joining Hillman, Mr. Leonard was employed by Baker & Taylor, Inc., where he served as Executive Vice President and Chief Financial Officer since August 2008. From October 2006 to August 2008, Mr. Leonard was Vice President Finance and Treasurer of Houghton Mifflin Harcourt/Harcourt Education Group. From May 1999 to September 2006, Mr. Leonard was employed by HD Supply/Hughes Supply, Inc. in various finance roles, his last being Vice President of Operations Finance. Prior to May 1999, Mr. Leonard was Corporate Controller of Planet Hollywood, Inc. and an Audit Manager with PriceWaterhouseCoopers LLP.

Albert M. Church (47)
Senior Vice President, National Accounts Sales and Service of The Hillman Group, Inc. since January 2008. From December 2004 to January 2008, Mr. Church served as Vice President of Field Services. From January 2003 to December 2004, Mr. Church served as Senior Director of Field Services. From June 2001 to January 2003, Mr. Church served as Director Field Services. From October 1995 to June 2001, Mr. Church served as a Regional Service Manager.

Gary L. Seeds (57)
Senior Vice President, Sales of The Hillman Group, Inc. since January 2014. From January 2003 to January 2014, Mr. Seeds served as Senior Vice President, Regional and International Sales. From January 1993 to January 2003, Mr. Seeds served as Vice President of Traditional Sales. From July 1992 to January 1993, Mr. Seeds served as Regional Vice President of Sales. From January 1989 to July 1992, Mr. Seeds served as West Coast Regional Manager. Mr. Seeds joined the Company as a sales representative in February 1984.

Robert J. Lackman (59)
Former Executive Vice President of Global Operations of The Hillman Group, Inc. from August 2013 to February 2015. From November 2010 to August 2013, Mr. Lackman served as Senior Vice President of Operations for The Hillman Group, Inc. Prior to joining Hillman in November 2010, Mr. Lackman was employed by Duro Bag Manufacturing Co., where he served as Executive Vice President of Purchasing and Supply Chain from November 2008. From January 2007 to October 2008, he served as Vice President of Purchasing and Supply Chain of Broder Bros., Co. Prior to 2007, he held the position of Director of Procurement, Global Importing & Supply Chain of Xpedx. Mr. Lackman's employment with the Company terminated on February 27, 2015.

James P. Waters (54)
Former Chief Executive Officer of The Hillman Companies, Inc. and The Hillman Group, Inc. Mr. Waters was appointed Chief Executive Officer of Hillman and Hillman Group in 2013. From 2011 to 2013, Mr. Waters was Executive Vice President and Chief Operating Officer of Hillman and Hillman Group. From 2001 to 2011, Mr. Waters was Chief Financial Officer and Secretary of Hillman and Vice President, Chief Financial Officer, and Secretary of Hillman Group. Mr. Waters joined the Company in 1999. Effective June 30, 2015, Mr. Waters resigned from the Company.

Anthony A. Vasconcellos (51)
Former Chief Financial Officer and Treasurer of The Hillman Companies, Inc. and The Hillman Group, Inc. from October 2011 to March 2015. From October 2011 to May 2012, Mr. Vasconcellos also served as Secretary of The Hillman Companies, Inc. and The Hillman Group, Inc. From July 2010 through January 2011, Mr. Vasconcellos was a consultant with Vasco Company. From September 1998 to April 2010, Mr. Vasconcellos served as Chief Financial Officer, and from 2005 also as Executive Vice President, of Townsquare Media, Inc. (formerly known as Regent Communications, Inc.). Effective March 31, 2015, Mr. Vasconcellos resigned from the Company.

All executive officers hold office at the pleasure of the board of directors.

Item 11 – Executive Compensation
Compensation Discussion and Analysis
This Compensation Discussion and Analysis provides an overview and analysis of our compensation programs, the compensation decisions we have made under these programs, and the factors we considered in making these decisions with respect to the compensation earned by the following individuals, who as determined under the rules of the SEC are collectively referred to herein as our named executive officers (“NEOs”) for fiscal year 2015:

•	Gregory J. Gluchowski, Jr., President and Chief Executive Officer

•	Jeffrey S. Leonard, Executive Vice President of Finance, Chief Financial Officer, and Treasurer

•	Albert M. Church, Jr., Senior Vice President, National Accounts Sales and Service, The Hillman Group, Inc.

•	Gary L. Seeds, Senior Vice President, Sales, The Hillman Group, Inc.

•	Robert J. Lackman, Former Executive Vice President of Global Operations, The Hillman Group, Inc.

•	James P. Waters, Former Chief Executive Officer

•	Anthony A. Vasconcellos, Former Chief Financial Officer and Treasurer
Overview of the Compensation Program
Compensation Philosophy
The objective of Hillman's corporate compensation and benefits program is to establish and maintain competitive total compensation programs that will attract, motivate, and retain the qualified and skilled workforce necessary for the continued success of Hillman. To help align compensation paid to executive officers with the achievement of corporate goals, Hillman has designed its cash compensation program as a pay-for-performance based system that rewards NEOs for their individual performance and contribution in achieving corporate goals. In determining the components and levels of NEO compensation each year, the Compensation Committee considers Company performance, the business objectives for specific divisions of the Company, personal management performance objectives, as well as each individual's performance and potential to enhance long-term stockholder value. To remain competitive, the Compensation Committee also periodically reviews compensation survey information published by various organizations as another factor in setting NEO compensation. The Compensation Committee relies on judgment and does not have any formal guidelines or formulas for allocating between long-term and currently paid compensation, cash and non-cash compensation, or among different forms of non-cash compensation for the Company's NEOs.

Components of Total Compensation
Compensation packages in 2015 for the Company's NEOs were comprised of the following elements:

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
The key member of management involved in the compensation process is our Chief Executive Officer (“CEO”), Gregory J. Gluchowski, Jr. (and, formerly, James P. Waters). Our CEO presents recommendations for each element of compensation for each NEO, other than himself, to the Compensation Committee, which in turn evaluates these goals and either approves or appropriately revises them and presents them to the Board of Directors for review and approval. On an annual basis, a comprehensive report is provided by the CEO to the Compensation Committee on all of Hillman's compensation programs.
Determination of CEO Compensation
The Compensation Committee determines the level of each element of compensation for our CEO and presents its recommendations to the full Board of Directors for review and approval. Consistent with its determination process for other NEOs, the Compensation Committee considers a variety of factors when determining compensation for our CEO, including past corporate and individual performance, general market survey data for similar size companies, and the degree to which the individual's contributions have the potential to influence the outcome of the Company's short- and long-term operating goals and alignment with shareholder value.
Assessment of Market Data and Use of Compensation Consultants
In establishing the compensation for each NEO, the Compensation Committee considers information about the compensation practices of companies both within and outside our industry and geographic region, and considers evolving compensation trends and practices generally. The Compensation Committee periodically reviews third-party market data published by various organizations such as the Employers Resource Association of Cincinnati, the National Association of Manufacturers, and the Compensation Data Manufacturing and Distribution Survey. The Compensation Committee may review such survey data for market trends and developments, and utilize such data as one factor when making its annual compensation determinations. The Compensation Committee does not typically use market data to establish specific targets for compensation or any particular component of compensation, and does not otherwise numerically benchmark its compensation decisions. Rather, the Compensation Committee may review survey information about the type and amount of compensation paid to executives in similar positions and with similar responsibilities as reported on an aggregate basis for companies with comparable sales volume and number of employees both within and outside its industry and geographic region. The Company did not utilize a compensation consultant during fiscal years 2015, 2014, or 2013.
Short-Term Compensation Elements
Base Salary
Hillman believes that executive base salaries are an essential element to attract and retain talented and qualified executives. Base salaries are designed to provide financial security and a minimum level of fixed compensation for services rendered to the Company. Base salary adjustments may reflect an individual's performance, experience, and/or changes in job responsibilities. The Company also considers other compensation provided to its NEOs, such as the value of outstanding options, when determining base salary.
Base salaries are generally effective on January 31 of the applicable year. The rate of annual base salary for each NEO for fiscal years 2015, 2014, and 2013 are set forth below.

Name	2015 Base Salary	2014 Base Salary	2013 Base Salary
Gregory J. Gluchowski, Jr. (1)	$550,000	$—	$—
Jeffrey S. Leonard (2)	$400,000	$—	$—
Albert M. Church, Jr.	$255,000	$255,000	$243,000
Gary L. Seeds	$255,852	$248,400	$240,000
Robert J. Lackman (3)	$300,000	$300,000	$300,000
James P. Waters (4)	$425,000	$425,000	$400,000
Anthony A. Vasconcellos (5)	$292,740	$292,740	$287,000

(1)	Mr. Gluchowski was hired effective September 8, 2015.

(2)	Mr. Leonard was hired effective March 16, 2015.

(3)
Mr. Lackman's 2013 annual salary as of January 31, 2013 was $262,000 and was increased to $300,000 effective August 30, 2013 in recognition of his expanded duties in connection with his promotion to Executive Vice President of Global Operations. Mr. Lackman's employment with the Company terminated on February 27, 2015.

(4)
Mr. Waters's 2013 annual salary as of January 31, 2013 was $320,000 and was increased to $400,000 effective July 1, 2013 in recognition of his expanded duties in connection with his promotion to Chief Executive Officer. Mr. Waters resigned effective June 30, 2015.

(5)	Mr. Vasconcellos resigned effective March 31, 2015.

The increase, if any, in base salary for each NEO for a fiscal year reflects each individual's particular skills, responsibilities, experience, and prior year performance. The fiscal year 2015 base salary amounts were determined as part of the total compensation paid to each NEO and were not considered, by themselves, as fully compensating the NEOs for their service to the Company.
The Company determined that employee base salary compensation for 2015 should generally reflect an average increase of 3% to compensate employees for cost of living increases, subject to adjustments to reflect specific factors relating to individual performance and expectations for the year. As with other elements of NEO compensation, Mr. Waters made recommendations for base salary adjustments to the Compensation Committee (other than for himself). The NEOs, other than Mr. Seeds, did not receive a salary increase in 2015.
Annual Performance-Based Bonuses
Pursuant to their employment agreements, each NEO is eligible to receive an annual cash bonus under the terms of a performance-based bonus plan. Each employment agreement specifies an annual target and maximum bonus as a percentage of the NEO's annual base salary, which percentages may be adjusted (but not decreased below those stated in the NEO's employment agreement) for any particular year in the Company's discretion. The specific performance criteria and performance goals are established annually by our Compensation Committee in consultation with our CEO (other than with respect to himself) and approved by our Board of Directors. The performance targets are communicated to the NEOs following formal approval by the Compensation Committee and Board of Directors, which is normally around late February. The table below shows the target bonus and maximum bonuses as a percentage of base salary for each NEO for 2015. Generally, the higher the level of responsibility of the NEO within the Company, the greater the percentages of base salary applied for that individual's target and maximum bonus compensation.
2015 Target and Maximum Bonus

Name	2015 Target Bonus as Percentage of Base Salary	2015 Maximum Bonus as Percentage of Base Salary
Gregory J. Gluchowski, Jr.	100%	200%
Jeffrey S. Leonard	75%	150%
Albert M. Church, Jr.	45%	90%
Gary L. Seeds	45%	90%
Robert J. Lackman	50%	100%
James P. Waters	75%	150%
Anthony A. Vasconcellos	45%	90%
Each NEO's annual bonus is determined based on actual performance in several categories of pre-established performance criteria as further described below. If actual results for each performance category equal the specified target performance level, the total bonus is the target bonus shown above. If actual results for each performance category equal or exceed the specified maximum performance level, the total bonus is the maximum bonus shown above. As described below, for some performance criteria, a portion of the target bonus may be payable if actual results for that category are less than the target performance level but are at least equal to a specified threshold level of performance.

The table below shows the performance criteria for fiscal year 2015 selected for each NEO and the relative weight of total target and maximum bonus assigned to each component.
2015 Performance Criteria and Relative Weight

Name	EBITDA	PMOs
Gregory J. Gluchowski, Jr.	100%	—
Jeffrey S. Leonard	100%	—
Albert M. Church, Jr.	50%	50%
Gary L. Seeds	50%	50%
Robert J. Lackman	100%	—
James P. Waters	100%	—
Anthony A. Vasconcellos	100%	—
For 2015, the bonus criteria for all NEOs included a Company performance goal measured by earnings before interest, taxes, depreciation, and amortization (“EBITDA”), as adjusted for other items included in the calculation of the fair value of the Company's common stock. The remaining criteria for Messrs. Church and Seeds consisted of personal management objectives (“PMOs”) based on the attainment of special project or division-based goals.
The Company has a policy of not paying annual performance bonuses if EBITDA is below 95% of target. For 2015, the Company set EBITDA targets for the first six months and the second six months and was below 95% of each of those targets. As a result, no annual performance bonuses were paid for fiscal year 2015.
Long-Term Compensation Elements
All equity awards are granted under the HMAN Group Holdings Inc. 2014 Equity Incentive Plan (the “2014 Equity Incentive Plan”), pursuant to which Holdco may grant options, stock appreciation rights, restricted stock, and other stock-based awards for up to an aggregate of 44,021.264 shares of its common stock. The 2014 Equity Incentive Plan is administered by the Compensation Committee. Such committee determines the terms of each stock-based award grant under the 2014 Equity Incentive Plan, except that the exercise price of any granted options and the grant price of any granted stock appreciation rights may not be lower than the fair market value of one share of common stock of Holdco as of the date of grant.

Our 2014 Equity Incentive Plan is designed to align the interests of our stockholders and executive officers by increasing the proprietary interest of our executive officers in our growth and success to advance our interests by attracting and retaining key employees, and motivating such executives to act in our long-term best interests. We grant equity awards to promote the success and enhance the value of the Company by providing participants with an incentive for outstanding performance. Equity-based awards also provide the Company with the flexibility to motivate, attract, and retain the services of employees upon whose judgment, interest, and special effort the successful conduct of our operation is largely dependent. Grants made pursuant to this plan in 2015 are described below.
Severance and Change in Control Benefits
The Company has entered into an employment agreement with each NEO that provides for severance payments and benefits in the event that his employment is terminated under specified conditions including death, disability, termination by the Company without “cause,” or his resignation for “good reason” (each as defined in the agreements). Pursuant to the employment agreement of Mr. Seeds, certain severance payments and benefits may be accelerated if such termination or resignation occurs within 90 days following a change in control. The payments provided in the event of termination without cause or resignation for good reason following a change in control are designed to assure the Company of the continued employment and attention and dedication to duty of these key management employees and to seek to ensure the availability of their continued service, notwithstanding the possibility or occurrence of a change in control of the Company and resultant employment termination. The severance payments and benefits payable both in the event of, and independently from, a change in control are in amounts that the Company has determined are necessary to remain competitive in the marketplace for executive talent. See “Potential Payments Upon Termination or Change in Control” for additional information.

Employee Benefit Plans and Perquisites
Executives are eligible to participate in the same health and benefit plans generally available to all full-time employees, including health, dental, vision, term life, and disability insurance. All executives are entitled to four weeks (five weeks for Mr. Gluchowski) of paid vacation. In addition, the NEOs are eligible to participate in the Company's Defined Contribution Plan (401(k) Plan) and the Hillman Nonqualified Deferred Compensation Plan, both described below.
Defined Contribution Plan
The Company's NEOs and most other full-time employees are covered under a 401(k) retirement savings plan (the “Defined Contribution Plan”) which permits employees to make tax-deferred contributions and provides for a matching contribution of 50% of each dollar contributed by the employee up to 6% of the employee's compensation. In addition, the Defined Contribution Plan provides a discretionary annual contribution in amounts authorized by the Board of Directors, subject to the terms and conditions of the plan.
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
Perquisites
All NEOs are entitled to reimbursement for the reasonable expenses of leasing or buying a car up to $700 per month ($1,050 per month for Mr. Gluchowski (and, formerly, Mr. Waters)). Mr. Waters also received up to $500 per month as reimbursement for membership dues at country clubs, which he used in part for business development purposes.
Miscellaneous
The Company does not have any equity or security ownership guidelines for executives, including the NEOs. The Company considers the accounting and tax treatment of particular forms of compensation awarded to NEOs as part of its overall review of compensation, but does not structure its compensation practices to comply with specific accounting or tax treatment.
Compensation Committee Report
The Compensation Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 for filing with the Securities and Exchange Commission.
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

Summary Compensation Table
The following table sets forth compensation that the Company's principal executive officer, principal financial officer, and each of the next three highest paid executive officers of the Company, or the NEOs earned during the years ended December 31, 2015, December 31, 2014, and December 31, 2013 in each executive capacity in which each NEO served. Mr. Gluchowski served as both an officer and director (upon his election to the Board of Directors effective September 8, 2015) but did not receive any compensation with respect to his role as a director. Mr. Waters served as both an officer and director (upon his election to the Board of Directors effective May 23, 2013 and until his resignation effective June 30, 2015) but did not receive any compensation with respect to his role as a director.

Name and Principal Position	Year	Salary (1) ($)	Bonus (2) ($)	Restricted Stock Awards (3) ($)	Option Awards (4) (5) ($)	Non-Equity Incentive Plan Compensation (6) ($)	Nonqualified Deferred Compensation Earnings (7) ($)	All Other Compensa-tion (8) ($)	Total ($)
Gregory J. Gluchowski, Jr. (9) President and CEO, The Hillman Companies, Inc.	2015	167,115	550,000	1,500,000	1,529,271	—	—	3,829	3,750,215
	2014	—	—	—	—	—	—	—	—
	2013	—	—	—	—	—	—	—	—
Jeffrey S. Leonard (10) Executive Vice President of Finance, CFO, and Treasurer, The Hillman Companies, Inc.	2015	315,385	—	100,000	724,793	—	—	57,013	1,197,191
	2014	—	—	—	—	—	—	—	—
	2013	—	—	—	—	—	—	—	—
Albert M. Church, Jr. Senior Vice President, National Accounts Sales and Service, The Hillman Group, Inc.	2015	264,943	120,000	—	—	—	—	15,935	400,878
	2014	253,615	—	—	615,596	—	—	14,243	883,454
	2013	241,709	—	—	—	114,140	—	14,350	370,199
Gary L. Seeds Senior Vice President, Sales, The Hillman Group, Inc.	2015	264,689	75,000	—	—	—	—	13,156	352,845
	2014	247,431	—	—	492,477	—	—	10,994	750,902
	2013	238,269	—	—	—	103,885	—	12,676	354,830
Robert J. Lackman (11) Former Executive VP of Global Operations, The Hillman Group, Inc.	2015	363,093	—	—	—	—	—	8,026	371,119
	2014	300,000	300,000	—	533,517	—	—	14,811	1,148,328
	2013	271,723	—	—	—	130,369	—	17,840	419,932
James P. Waters (12) Former CEO, The Hillman Companies, Inc.	2015	249,718	—	—	—	—	—	20,162	269,880
	2014	422,115	300,000	—	1,231,192	—	—	16,606	1,969,913
	2013	354,615	—	—	—	237,119	—	17,484	609,218
Anthony A. Vasconcellos Former CFO and Treasurer, The Hillman Companies, Inc.	2015	312,140	—	—	—	—	—	2,167	314,307
	2014	286,558	200,000	—	533,517	—	—	18,186	1,038,261
	2013	286,192	—	—	—	139,084	—	12,655	437,931

(1)
Represents base salary paid including any deferral of salary into the Defined Contribution Plan and the Deferred Compensation Plan. Base salary adjustments are generally effective January 31 of each fiscal year. Mr. Waters's base salary was increased to $320,000 on January 31, 2013, $400,000 effective July 1, 2013 in recognition of his expanded duties in connection with his promotion to Chief Executive Officer, and $425,000 effective January 31, 2014. Mr. Lackman's base salary was increased to $262,000 on January 31, 2013 and was increased to $300,000 effective August 30, 2013 in recognition of his expanded duties in connection with his promotion to Executive Vice President of Global Operations. Mr. Lackman's 2015 salary includes $65,016 in employment payments, $50,000 in consulting payments, and $248,077 in severance payments. Mr. Vasconcellos's 2015 salary includes $86,955 in employment payments and $225,185 in severance payments.

(2)
Messrs. Waters, Lackman, and Vasconcellos received a discretionary bonus payment of $300,000, $300,000, and $200,000, respectively, in 2014 in recognition of their extraordinary service in connection with the Merger Transaction. Mr. Gluchowski earned a signing bonus of $550,000 effective on December 31, 2015 but such amount was not paid until January 15, 2016. Mr. Church received a retention bonus payment of $120,000 in 2015. Mr. Seeds received a discretionary bonus of $75,000 in 2015 in recognition of his extraordinary service.

(3)
Represents the fair value of restricted stock shares granted by the Company and calculated in accordance with FASB ASC Topic 718. See Note 14, Stock-Based Compensation, to the accompanying consolidated financial statements for details.

(4)
The amount included in the “Option Awards” column represents the grant date fair value of options calculated in accordance with FASB ASC Topic 718. See Note 14, Stock-Based Compensation, to the accompanying consolidated financial statements for details.

(5)	The options granted to Messrs. Waters, Lackman, and Vasconcellos in 2014 were forfeited in 2015 in connection with their termination of employment with the Company.

(6)	Represents earned bonus for services rendered in each year based on achievement of performance goals under the performance-based bonus arrangements.

(7)	There were no above market earnings in the Deferred Compensation Plan for the NEOs.

(8)
All other compensation consists of matching contributions to the Defined Contribution Plan and the Deferred Compensation Plan, as shown in the chart below. In addition, this includes car allowance for each NEO, country club dues (for Mr. Waters), reimbursements of expenses in connection with the Company's annual awards program retreat (for Messrs. Church and Waters), and reimbursement of relocation expenses (for Mr. Leonard).

NEO	Matching Contribution to Hillman Retirement Savings and 401(k) Plan ($)	Matching Contribution to Non- Qualified Deferred Compensation Plan ($)
Gregory J. Gluchowski, Jr.	—	—
Jeffrey S. Leonard	3,692	—
Albert M. Church, Jr.	8,770	2,500
Gary L. Seeds	9,714	2,500
Robert J. Lackman	3,911	2,500
James P. Waters	7,217	2,500
Anthony A. Vasconcellos	1,297	870

(9)	Mr. Gluchowski was hired effective September 8, 2015.

(10)	Mr. Leonard was hired as Executive Vice President of Finance effective March 16, 2015 and became Chief Financial Officer and Treasurer effective April 1, 2015.

(11)	Mr. Lackman served as Senior Vice President of Operations until August 30, 2013.

(12)	Mr. Waters served as Executive Vice President and Chief Operating Officer until July 1, 2013.

Grants of Plan-Based Awards Table for Fiscal Year 2015
The table below summarizes the equity incentive awards granted to NEOs in 2015.

Name	Grant Date	Estimated Future Payouts Under Equity Incentive Plan Awards (1)		All Other Stock Awards; Number of Shares of Stock or Units (#) (2)	All Other Option Awards; Number of Securities Underlying Options (#) (3)	Exercise Price of Option Awards ($)	Grant Date Fair Value of Stock and Option Awards ($) (4)

		Target ($)	Maximum ($)
Gregory J. Gluchowski, Jr.	—	550,000	1,100,000	—	—	—	—
	9/8/2015			—	8,435	1,000	1,529,271
	9/8/2015			1,500	—	—	1,500,000
Jeffrey S. Leonard	—	300,000	600,000	—	—	—	—
	3/16/2015			—	2,861	1,000	518,021
	3/16/2015			100	—	—	100,000
	8/13/2015			—	1,139	1,000	206,772
Albert M. Church, Jr.	—	114,750	229,500	—	—	—	—
Gary L. Seeds	—	115,133	230,267	—	—	—	—
Robert J. Lackman	—	—	—	—	—	—	—
James P. Waters	—	—	—	—	—	—	—
Anthony A.Vasconcellos	—	—	—	—	—	—	—

(1)
The amounts in this table reflect the 2015 performance-based bonus awards that each NEO was eligible to receive pursuant to the terms of his employment agreement and the Company's 2015 performance bonus plan. Each NEO's overall target and maximum performance-based bonus for 2015 was determined as a percentage of base salary. There is no single threshold level of bonus payment under the 2015 annual bonus plan. See the description of Annual Performance Bonus in the CD&A for a description of the specific performance components and more detail regarding the determination of actual 2015 annual performance bonus and Incentive Bonus payments.

(2)	Represents grants of restricted stock pursuant to the 2014 Equity Incentive Plan.

(3)	Represents grants of options pursuant to the 2014 Equity Incentive Plan.

(4)
The amount included in this column represents the grant date fair value of options and restricted stock calculated in accordance with FASB ASC Topic 718. See Note 14, Stock-Based Compensation, to the accompanying consolidated financial statements for details.

Outstanding Equity Awards at 2015 Fiscal Year-End
The following table sets forth the number of unexercised options and unvested shares of restricted stock held by the NEOs at December 31, 2015.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Option (#)	Option Exercise Price ($)	Option Expiration Date	Number of shares of restricted Common Stock that have not vested	Market value of shares of restricted Common Stock that have not vested
Gregory J. Gluchowski, Jr.	—	4,217.5000	4,217.5000	1,000	9/28/2025	1,500	1,500,000
Jeffrey S. Leonard	—	1,430.5000	1,430.5000	1,000	3/16/2025	100	100,000
	—	569.5000	569.5000	1,000	8/13/2025	—	—
Albert M. Church, Jr.	—	1,650.7975	1,650.7975	1,000	7/1/2024	—	—
Gary L. Seeds	—	1,320.6380	1,320.6380	1,000	7/1/2024	—	—
Robert J. Lackman	—	—	—	—	—	—	—
James P. Waters	—	—	—	—	—	—	—
Anthony A. Vasconcellos	—	—	—	—	—	—	—
All stock options reported in the table above are options to acquire Holdco common stock granted under the 2014 Equity Incentive Plan in 2015. Pursuant to each NEO's stock option award agreement, these options were divided into two equal vesting tranches.
The first tranche is a time-based award which, beginning on the second anniversary of the grant date, vests 25% annually until fully vested on the fifth anniversary of the grant date, subject to the optionee's continued employment with Hillman on each such vesting date. None of the stock options granted under that tranche have vested.
The second tranche of each stock option grant is performance-based. Subject to the optionee's continuous employment with the Company through the consummation of a sale event, 33% of the performance-based options will vest if the CCMP stockholders receive proceeds resulting in a multiple on investment (“MOI”) of at least 2.0, an additional 33% will vest with an MOI of at least 2.5, and the remaining 33% will vest with an MOI of at least 3.0.
In 2015, the Company granted a total of 1,600 shares of restricted stock under the 2014 Equity Incentive Plan. The restrictions on 1,500 restricted stock shares lapse in one-half increments on each of the two anniversaries of the award date or earlier in the event of either involuntary termination of the employment by the Company without cause or by the employee for Good Reason. The restrictions on the remaining 100 restricted stock shares lapse on the one year anniversary of the award date or earlier in the event of either involuntary termination of employment by the Company without cause or by the employee for Good Reason. In the event of earlier vesting, the unvested portion of the restricted stock grant would become immediately fully vested and settled in cash at the then-current fair market value.
Option Exercises and Stock Vested During Fiscal Year 2015
No NEO exercised any stock options during the year ended December 31, 2015 and there were no other stock-based awards outstanding or eligible for vesting during fiscal year 2015.

Nonqualified Deferred Compensation for Fiscal Year 2015
The following table sets forth activity in the Deferred Compensation Plan for the NEOs for the year ended December 31, 2015:

Name	Executive Contributions ($) (1)	Company Matching Contributions ($) (2)	Aggregate Earnings ($) (3)	Aggregate Withdrawal/ Distributions ($)	Aggregate Balance at 12/31/15 ($) (4)
Gregory J. Gluchowski, Jr.	—	—	—	—	—
Jeffrey S. Leonard	—	—	—	—	—
Albert M. Church, Jr.	30,990	2,500	(1,181)	23,739	56,325
Gary L. Seeds	15,881	2,500	(9,550)	22,921	1,222,341
Robert J. Lackman	3,251	2,500	1,134	65,513	—
James P. Waters	19,651	2,500	(959)	42,350	398,995
Anthony A. Vasconcellos	3,478	788	(342)	68,070	—

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

(4)
Amounts reported in this column for each NEO include amounts previously reported in the Company's Summary Compensation Table in previous years when earned if that officer's compensation was required to be disclosed in a previous year. Amounts previously reported in such years include previously earned, but deferred, salary and bonus and Company matching contributions. This total reflects the cumulative value of each NEO's deferrals, matching contributions, and investment experience.

All executives and certain senior managers are eligible to participate in the Deferred Compensation Plan. The Deferred Compensation Plan allows eligible employees to defer up to 25% of salary and commissions and up to 100% of bonuses. A separate account is maintained for each participant in the Deferred Compensation Plan, reflecting hypothetical contributions, earnings, expenses, and gains or losses. The plan is “unfunded” for tax purposes – those are notional accounts and not held in trust. The Company contributes a matching contribution of 25% on the first $10,000 of salary and bonus deferrals. A participant vests in the Company matching contributions 20% each year, over five years. Participants in the Deferred Compensation Plan can choose to invest amounts deferred and the matching company contributions in a variety of mutual fund investments, consisting of bonds, stocks, and short-term investments as well as blended funds. The account balances are thus subject to investment returns and will change over time depending on market performance. A participant is entitled to receive his or her account balance upon termination of employment or the date or dates selected by the participant on his or her enrollment forms. If a participant dies or experiences a total and permanent disability before terminating employment and before commencement of payments, the entire value of the participant's account shall be paid at the time selected by the participant in his or her enrollment forms.

The available investment choices are the same as the primary investment choices available under the Defined Contribution Plan, which are as follows (with 2015 annual rates of return indicated for each):

Aberdeen Emerging Markets Institutional (-13.68%)	Fidelity Spartan 500 Index Institutional Fund (1.36%)	Vanguard Target Retirement 2015 Fund (-0.46%)
American Beacon Large Cap Value Fund Investor Class (-6.38%)	Fidelity Spartan US Bond Index Advantage Fund (0.59%)	Vanguard Target Retirement 2020 Fund (-0.68%)
Artisan Mid Cap Value Investor Fund (-9.89%)	Loomis Sayles Core Plus Bond Y Fund (-3.92%)	Vanguard Target Retirement 2025 Fund (-0.85%)
ASTON/Fairpointe Mid Cap N Fund (-10.37%)	Morley Stable Value Fund (1.28%)	Vanguard Target Retirement 2030 Fund (-1.03%)
Baron Small Cap Retail Fund (-5.24%)	Perkins Small Cap Value Fund Class T (-2.66%)	Vanguard Target Retirement 2035 Fund (-1.26%)
Columbia Acorn International Z Fund (-1.33%)	PIMCO Real Return Institutional Fund (-2.75%)	Vanguard Target Retirement 2040 Fund (-1.59%)
Columbia Small Cap Index Z Fund (-2.26%)	PIMCO All Asset Institutional Fund (-8.72%)	Vanguard Target Retirement 2045 Fund (-1.57%)
Dreyfus MidCap Index Fund (-2.63%)	T. Rowe Price Dividend Growth Fund (2.36%)	Vanguard Target Retirement 2050 Fund (-1.57%)
Fidelity Contrafund (6.49%)	T. Rowe Price Mid-Cap Growth Advantage (6.28%)	Vanguard Target Retirement 2055 Fund (-1.72%)
Fidelity International Discovery Fund (4.82%)	T. Rowe Price Real Estate Fund (4.78%)	Vanguard Target Retirement Income Fund (-0.17%)
Potential Payments Upon Termination or Change in Control
Severance Payments and Benefits under Employment Agreements
The Company has an employment agreement in effect with Messrs. Gluchowski, Leonard, Church, and Seeds. The employment agreements with Messrs. Church and Seeds automatically renew for successive one-year terms unless either the Company or the executive provides notice of non-renewal. For Mr. Church, the non-renewal notice must be provided by either party at least 60 days in advance. For Mr. Seeds, the Company's non-renewal notice must be provided at least 90 days in advance and Mr. Seeds's non-renewal notice must be provided at least 180 days in advance. The employment agreement with each NEO provides for specified payments and benefits in connection with a termination of employment.
No severance payments or benefits are payable in the event of a termination for cause or resignation without good reason (each as defined below). For Mr. Leonard, in the event of termination by reason of termination by the Company without cause or resignation by the executive with good reason, and for Messrs. Church and Seeds, in the event of termination by reason of executive's death, disability, or due to non-renewal by the executive, the executive would be entitled to a prorated portion of his annual bonus, if any, for the year in which termination occurs, based on actual performance results for the full year and payable when bonuses are paid to other senior executives. Additional severance payments and benefits for each NEO are described below.
For all NEOs, severance payments and benefits are conditioned upon the execution by the executive of a release of claims against the Company and his continued compliance with the restrictive covenants contained in the employment agreement and/or stock option award agreement. The employment agreements and/or stock option award agreements require the executive not to disclose at any time confidential information of the Company or of any third party to which the Company has a duty of confidentiality and to assign to the Company all intellectual property developed during employment. Pursuant to their employment agreements and/or stock option award agreements, the executives are also required (i) during employment and for one year (for Mr. Church, two years) thereafter not to compete with the Company and (ii) during employment and for two years thereafter not to solicit the employees, customers, or business relations of the Company or make disparaging statements about the Company. For Mr. Seeds, non-renewal by the Company is treated the same as a termination by the Company without cause.

Gregory J. Gluchowski, Jr.
For Mr. Gluchowski, in the event of termination of employment by reason of termination by the Company without cause or resignation by the executive with good reason, the executive would be entitled to continued payments of base salary and target bonus for a period of one year following termination.
Jeffrey S. Leonard
For Mr. Leonard, in the event of termination of employment by reason of termination by the Company without cause or resignation by the executive with good reason, the executive would be entitled to (i) continued payments of base salary for a period of 18 months following termination and (ii) a prorated portion of his annual bonus for the year in which termination occurs, payable when bonus payments for such year are made to other senior executives.
Albert M. Church, Jr.
For Mr. Church, in the event of termination of employment by reason of termination by the Company without cause or resignation by the executive with good reason, the executive would be entitled to (i) continued payments of base salary for a period of two years following termination, (ii) 50% of the Termination Bonus Amount, payable when bonus payments for such year are made to other senior executives, (iii) a prorated portion of his annual bonus for the year in which termination occurs, payable when bonus payments for such year are made to other senior executives, and (iv) Company-paid continuation of health benefits coverage and life and disability benefits coverage for six months.
Gary L. Seeds
For Mr. Seeds, in the event of termination of employment by reason of termination by the Company without cause, resignation with good reason, or due to non-renewal by the Company, the executive would be entitled to (i) continued payments of base salary for a period of one year following termination, (ii) 50% of the Termination Bonus Amount, payable when bonus payments for such year are made to other senior executives, (iii) a prorated portion of his annual bonus for the year in which termination occurs, payable when bonus payments for such year are made to other senior executives, and (iv) Company-paid continuation of health benefits coverage for 12 months and life and disability benefits coverage for six months.
In the event of termination by the Company without cause, resignation with good reason, or due to non-renewal by the Company within 90 days following a change in control, Mr. Seeds would be entitled to (i) a lump sum payment equal to the sum of one year of his then current rate of base salary plus 50% of the Termination Bonus Amount, payable within 30 days of termination of employment and (ii) a prorated portion of his annual bonus for the year in which termination occurs, payable when bonus payments for such year are made to other senior executives.
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
“Good reason” is defined generally as (i) any material diminution in the executive's position, authority, or duties with the Company, (ii) the Company reassigning the executive to work at a location that is more than 75 miles from the executive's current work location, (iii) any amendment to the Company's bylaws which results in a material and adverse change to the officer and director indemnification provisions contained therein, or (iv) a material breach of the compensation, benefits, term, and severance provisions of the employment agreement by the Company which is not cured within 10 days following written notice from the executive. The Company has a 10-day period to cure all circumstances otherwise constituting good reason.
For purposes of Mr. Seeds's employment agreement, “change in control” generally means any transaction or series of transactions pursuant to which any person(s) or a group of related persons in the aggregate acquire(s) (i) capital stock of Hillman possessing the voting power (other than voting rights accruing only in the event of a default, breach, or event of noncompliance) to elect a majority of the board of Hillman or (ii) all or substantially all of Hillman's assets determined on a consolidated basis, excluding an initial public offering and provided that such change in control constitutes a change in control for purposes of Section 409A of the Code.

Option Vesting
All time-based options held by the NEOs will vest upon the occurrence of a change in control subject to the optionee's continued employment by Hillman through the consummation of such change in control.
Subject to the optionee's continuous employment by Hillman through the consummation of a change in control, 33% of the performance-based options will vest if the CCMP stockholders receive proceeds resulting in an MOI of at least 2.0, an additional 33% will vest with an MOI of at least 2.5, and the remaining 33% will vest with an MOI of at least 3.0.
Estimated Payments Upon Termination of Employment or Change in Control
The table below shows the severance payments and benefits that each NEO would receive upon (1) death, disability, or non-renewal by executive, (2) termination without cause, resignation with good reason, or non-renewal by the Company, (3) termination without cause, resignation with good reason, or non-renewal by the Company within 90 days of a change in control or (4) a change in control, regardless of termination. The amounts are calculated as if the date of termination (and change in control where applicable) were December 31, 2015. For purposes of the table, the cost of continuing health care, life, and disability insurance coverage is based on the current Company cost for the level of such coverage elected by the executive.

Name	Death, Disability, or non-renewal by Executive ($)	Termination without cause, resignation with good reason, or non-renewal by the Company ($)	Termination without cause, resignation with good reason, or non-renewal by the Company within 90 days of a change in control ($)	Change in Control (regardless of termination) (1) ($)
Gregory J. Gluchowski, Jr.	N/A	1,100,000	1,100,000	—
Jeffrey S. Leonard	N/A	600,000	600,000	—
Albert M. Church, Jr.	—	574,572	574,572	—
Gary L. Seeds	—	318,830	307,795	—

(1)
Represents the cash-out value of unvested options as of December 31, 2015, at the fair market value of the Company's common stock ($1,000) less the exercise price assuming that the MOI thresholds were met or exceeded. Note that, in the absence of an actual transaction, it is not possible to determine whether the thresholds would in fact actually be met.

Director Compensation for Fiscal Year 2015
The following table sets forth compensation earned by the Company's directors who are not also employees of the Company during the year ended December 31, 2015.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	Total ($)
Douglas J. Cahill (1)	—	—	—	—
Alberto J. Delgado (1) (2)	—	—	—	—
Max W. Hillman, Jr. (3)	122,500	—	—	122,500
Aaron Jagdfeld (4)	75,000	—	—	75,000
Jonathan R. Lynch (1)	—	—	—	—
Kevin Mailender (5)	—	—	—	—
Joseph M. Scharfenberger, Jr. (1) (6)	—	—	—	—
Tyler Wolfram (5)	—	—	—	—
Philip K. Woodlief (4)(7)	62,500	300,000	—	362,500
Richard F. Zannino (1)	—	—	—	—

(1)
Messrs. Cahill, Lynch, Scharfenberger, and Zannino are employed and compensated by CCMP and were not compensated for their services on the Board during the year ended December 31, 2015. Mr. Delgado resigned from CCMP effective June 1, 2015.

(2)	Mr. Delgado resigned from the Board of Directors effective June 1, 2015.

(3)
Mr. Hillman was entitled to receive consulting fees of $50,000 during 2014, of which $12,500 was not paid until 2015. In addition to an annual Board fee of $60,000, Mr. Hillman received consulting fees of $50,000 during 2015.

(4)	Messrs. Jagdfeld and Woodlief are each entitled to an annual Board fee of $60,000 and an annual Audit Committee Fee of $15,000.

(5)	Messrs. Wolfram and Mailender are employed and compensated by Oak Hill Capital Management, LLC and were not compensated for their services on the Board during the year ended December 31, 2015.

(6)	Mr. Scharfenberger joined the Board effective June 1, 2015.

(7)	Mr. Woodlief joined the Board and Audit Committee effective February 10, 2015.
Directors do not receive any perquisites or other personal benefits from the Company.
Compensation Committee Interlocks and Insider Participation
The members of the compensation committee of the Board of the Company are Mr. Zannino and Mr. Cahill. None of these committee members were officers or employees of the Company during fiscal year 2015, were formerly Company officers or had any relationship otherwise requiring disclosure. There were no interlocks or insider participation between any member of the Board or compensation committee and any member of the Board or compensation committee of another company.

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
All of the outstanding shares of capital stock of Hillman Group are owned by Hillman Investment Company, all of whose shares are owned by The Hillman Companies, Inc. All of the outstanding shares of capital stock of The Hillman Companies, Inc. are owned by HMAN Intermediate II Holdings Corp. (“HMAN Intermediate II”). All of the outstanding shares of capital stock of HMAN Intermediate II are owned by HMAN Intermediate Holdings Corp. (“HMAN Intermediate”). All of the outstanding shares of capital stock of HMAN Intermediate are owned by HMAN Group Holdings Inc. (“Holdco”). All of the outstanding shares of capital stock of Holdco are owned by CCMP Capital Investors III, L.P., CCMP Co-Invest III A, L.P., CCMP Capital Investors III (Employee), L.P., Oak Hill Capital Partners III, L.P., Oak Hill Capital Management Partners III, L.P., OHCP III HC RO, L.P., and officers, directors, and former employees of the Company. The following table sets forth information as of the close of business on December 31, 2015 as to the share ownership of Holdco by the directors, executive officers, and holders of 5% or more of the shares of Holdco.

	Shares Beneficially Owned
Name and Address of Beneficial Owners(1)	Number	Percentage (%) (2)
CCMP Capital Investors III, L.P. (3)	316,171.2265	58.142
CCMP Co-Invest III A, L.P. (3)	101,400.0000	18.647
Oak Hill Capital Partners III, L.P. (4)	86,716.6350	15.947
Douglas J. Cahill	—	—
Albert M. Church, Jr.	800.0000	*
Gregory J. Gluchowski, Jr.	—	—
Max W. Hillman, Jr. (5)	1,000.0000	*
Aaron Jagdfeld	1,000.0000	*
Jeffrey S. Leonard	400.0000	*
Jonathan R. Lynch	—	—
Kevin M. Mailender	—	—
Joseph M. Scharfenberger, Jr.	—	—
Gary L. Seeds	1,430.0000	*
Tyler J. Wolfram	—	—
Philip K. Woodlief	—	—
Richard F. Zannino	—	—
All Directors and Executive Officers as a Group (13 persons)	4,630.000	0.851
*    Less than 1%

(1)	Unless otherwise noted, the business address of each beneficial owner is c/o The Hillman Group, Inc., 10590 Hamilton Avenue, Cincinnati, Ohio 45231-1764.

(2)	Based on 543,789 shares outstanding as of December 31, 2015.

(3)
The business address of CCMP Capital Investors III, L.P., CCMP Co-Invest III A, L.P., and CCMP Capital Investors III (Employee), L.P. (collectively, the “CCMP Partnerships”) is 245 Park Avenue, 16th Floor, New York, New York 10167. CCMP Capital, LLC is the sole member of CCMP Capital Associates III GP, LLC, which is the sole general partner of CCMP Capital Associates III, L.P., which is the sole general partner of CCMP Capital Investors III, L.P. and CCMP Capital Investors III (Employee), L.P. CCMP Capital, LLC is the sole member of CCMP Co-Invest III A GP, LLC, which is the sole general partner of CCMP Co-Invest III A, L.P. CCMP Capital, LLC exercises voting and dispositive control over the shares held by each of the CCMP Partnerships. The members of the board designated by the CCMP Partnerships are Douglas J. Cahill, Jonathan R. Lynch, Joseph Scharfenberger, and Richard F. Zannino. Each of these individuals disclaims beneficial ownership of the shares owned by the CCMP Partnerships.

(4)
The business address of Oak Hill Capital Partners III, L.P., Oak Hill Capital Management Partners III, L.P., and OHCP III HC RO, L.P. (collectively, the “Oak Hill Funds”) is 201 Main Street, Suite 1018, Fort Worth, Texas 76102. OHCP MGP III, Ltd. is the sole general partner of OHCP MGP Partners III, L.P., which is the sole general partner of OHCP GenPar III, L.P., which is the sole general partner of each of the Oak Hill Funds. OHCP MGP III, Ltd. exercises voting and dispositive control over the shares held by each of the Oak Hill Funds. Investment and voting decisions with regard to the shares of Holdco's common stock owned by the Oak Hill Funds are made by an Investment Committee of the board of directors of OHCP MGP III, Ltd. The members of the board are J. Taylor Crandall, Steven B. Gruber, and Denis J. Nayden. Each of these individuals disclaims beneficial ownership of the shares owned by the Oak Hill Funds.

(5)	All shares are held by the Max William Hillman 2012 Spousal GST Trust.

Item 13 – Certain Relationships and Related Transactions.
The Successor has recorded aggregate management fee charges and expenses from the Oak Hill Funds and CCMP of $630.0 thousand for the year ended December 31, 2015 and $276.0 thousand for the six month period ended December 31, 2014. The Predecessor recorded aggregate management fee charges and expenses from the Oak Hill Funds of $15.0 thousand for the six month period ended June 29, 2014 and $77.0 thousand for the year ended December 31, 2013.
Gregory Mann and Gabrielle Mann are employed by the All Points subsidiary of Hillman. All Points leases an industrial warehouse and office facility from companies under the control of the Manns (the “Mann Lease”). The Company engaged a real estate broker to ensure the terms of the Mann Lease were at market. The transaction was approved by the Company's Board of Directors. The Company has recorded rental expense for the lease of this facility on an arm's length basis. The Successor's rental expense for the lease of this facility was $311.0 thousand for the year ended December 31, 2015 and $146.0 thousand for the six month period ended December 31, 2014. The Predecessor's rental expense for the lease of this facility was $165.0 thousand for the six month period ended June 29, 2014 and $311.0 thousand for the year ended December 31, 2013.
In connection with the Paulin Acquisition, the Company entered into three leases for five properties containing industrial warehouse, manufacturing plant, and office facilities on February 19, 2013. The owners of the properties under one lease are relatives of Richard Paulin, who is employed by The Hillman Group Canada ULC, and the owner of the properties under the other two leases is a company which is owned by Richard Paulin and certain of his relatives. The Company has recorded rental expense for the three leases on an arm's length basis. The Successor's rental expense for the lease of these facilities was $645.0 thousand for the year ended December 31, 2015 and $371.0 thousand for the six month period ended December 31, 2014. The Predecessor's rental expense for the lease of these facilities was $376.0 thousand for the six month period ended June 29, 2014 and $687.0 thousand for the year ended December 31, 2013.
The Company's Code of Business Conduct and Ethics addresses the approval of related party transactions including transactions between the Company and our officers, directors, and employees. The Company does not allow officers, directors, and employees to give preferences in business dealings based upon personal financial considerations. Officers, directors, and employees are also not permitted to own financial interest in or hold any employment or managerial position with a competing firm or one that seeks to do or does business with the Company without prior approval of the Board of Directors of the Company. In addition, the Company's code prohibits officers, directors and employees from receiving or giving loans, gifts, or benefits to any supplier, customer, or competitor unless specifically permitted in the Company's code. Such expenditures or gifts must be reported to, and approved by a supervisor. Compliance review and reporting procedures for violations of the Company rules are also listed in the ethics code.
Director Independence
As disclosed in “Item 10 - Directors, Executive Officers and Corporate Governance,” Mr. Jagdfield and Mr. Woodlief would be considered independent for our Board of Directors and for our Audit Committee and Mr. Zannino and Mr. Cahill would be considered independent for our Compensation Committee, based upon the listing standards of the NYSE AMEX.

Item 14 – Principal Accounting Fees and Services.
Audit Fees
Audit fees consist of fees for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings. The aggregate fees of KPMG LLP for the 2015 audit were approximately $552,000 and the 2014 audit fees were approximately $775,821.
Audit Related Fees
Audit related fees are fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not under “Audit Fees.”
There were no audit related fees billed by KPMG LLP in 2015 or 2014.
Tax Fees
Tax fees consist of fees billed for professional services for tax compliance, tax advice, and tax planning. The aggregate fees of KPMG LLP for the 2015 tax work were $12,500. There were no tax fees billed by KPMG LLP in 2014.
All Other Fees
No other services were rendered by KPMG LLP for 2015 or 2014.
The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by KPMG LLP on a case-by-case basis, and any pre-approval is detailed as to the particular service or category of service and is generally subject to a specific budget. These services may include audit services, audit related services, tax services, and other related services. KPMG LLP and the Company's management are required to periodically report to the Audit Committee regarding the extent of services provided by KPMG LLP in accordance with this pre-approval policy, and the fees for the services performed to date. In accordance with its policies and procedures, the Audit Committee pre-approved 100% of the audit and non-audit services performed by KPMG LLP for the years ended December 31, 2015 and 2014.

PART IV
Item 15 – Exhibits, Financial Statement Schedules.
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

2.1	Agreement and Plan of Merger, dated May 16, 2014 (11) (Exhibit 2.1)
3.1	Second Amended and Restated By-Laws of The Hillman Companies, Inc. (effective as of May 23, 2013). (12) (Exhibit 3.1)
3.2	Second Amended and Restated Certificate of Incorporation of The Hillman Companies, Inc. as of May 28, 2010. (5) (Exhibit 3.1)
4.1	Amended and Restated Declaration of Trust. (1) (Exhibit 4.1)
4.2	Indenture between The Hillman Companies, Inc. and the Bank of New York. (1) (Exhibit 4.2)
4.3	Preferred Securities Guarantee. (1) (Exhibit 4.3)
4.4	Rights Agreement between The Hillman Companies, Inc. and the Registrar and Transfer Company. (1) (Exhibit 10.5)
4.5	Amendment No. 1 to the Rights Agreement dated June 18, 2001. (2) (Exhibit 4.6)
4.6	Amendment No. 2 to the Rights Agreement dated February 14, 2004. (2) (Exhibit 4.7)
4.7	Indenture, dated as of June 30, 2014, among HMAN Finance Sub Corp., HMAN Intermediate Finance Sub Corp., as guarantor and Wells Fargo Bank, National Association, as Trustee. (12) (Exhibit 4.1)
4.8	First Supplemental Indenture, dated as of June 30, 2014, among The Hillman Group, Inc. and certain guarantors party thereto, and Wells Fargo Bank, National Association, as Trustee. (12) (Exhibit 4.2)
10.1	The Hillman Companies, Inc. Nonqualified Deferred Compensation Plan (amended and restated). (3) (Exhibit 10.1)
10.2	First Amendment to The Hillman Companies, Inc. Nonqualified Deferred Compensation Plan. (3) (Exhibit 10.2)
10.3	Supply Agreement dated January 5, 2006 between The SteelWorks Corporation and The Hillman Group, Inc. (4) (Exhibit 10.2)
10.4	Executive Letter Agreement, dated as of April 21, 2010, between The Hillman Group, Inc. and James P. Waters. (6) (Exhibit 10.7)
10.5
Development Alliance Agreement, dated as of March 10, 2011, by and among KeyWorks-KeyExpress, LLC, The Hillman Group, Inc and the persons identified as Members on the signature pages thereto. (7) (Exhibit 10.5)

10.6	Employment Agreement, dated as of October 11 , 2011 and effective as of October 5, 2011, by and between The Hillman Group, Inc. and Anthony A. Vasconcellos. (8) (Exhibit 10.37)
10.7	Form of Employment Agreement, by and between The Hillman Group, Inc. and Robert J. Lackman. (9) (Exhibit 10.50)
10.8	Amended and Restated Employment Agreement by and between The Hillman Group, Inc. and James P. Waters dated May 23, 2013. (10) (Exhibit 10.1)
10.9	2014 Equity Incentive Plan. (12) (Exhibit 10.2)

10.10
Credit Agreement, dated as of June 30, 2014, by and among HMAN Finance Sub Corp., to be merged with and into The Hillman Group, Inc., Hillman Investment Company, HMAN Intermediate Finance Sub Corp., to be merged with and into The Hillman Companies Inc., the subsidiaries of the borrower from time to time party thereto, the financial institutions party thereto as lenders and Barclays Bank plc, as administrative agent for such lenders. (12) (Exhibit 10.1)

10.11	Form of 2014 Equity Incentive Plan Award Agreements. (13) (Exhibit 10.2)
10.12	General Release, dated as of January 8, 2015, by and between The Hillman Companies, Inc. and Anthony A. Vasconcellos. (14) (Exhibit 10.1)
10.13	Employment Agreement between Jeffrey S. Leonard and The Hillman Group, Inc. dated March 4, 2015 (15) (Exhibit 10.1)
10.14	Letter Agreement between Jeffrey Jonsohn and The Hillman Group Canada ULC dated February 26, 2015 (15) (Exhibit 10.2)
10.15	General Release between Robert J. Lackman and The Hillman Companies, Inc. dated February 27, 2015 (15) (Exhibit 10.3)
10.16	Employment Agreement between Greg Gluchowski and The Hillman Group, Inc. dated August 18, 2015 (16) (Exhibit 10.1)
12.1	* Computation of Ratio of Income to Fixed Charges.
21.1	* Subsidiaries. (As of December 31, 2015)
31.1	* Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
31.2	* Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
32.1	* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	* Supplemental Consolidating Guarantor and Non-Guarantor Financial Information.
101
The following financial information from the Company's Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 28, 2016, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Comprehensive Loss for the year ended December 31, 2015, the year ended December 31, 2014 and the year ended December 31, 2013, (iii) Consolidated Statements of Cash Flows for the year ended December 31, 2015, the year ended December 31, 2014 and the year ended December 31, 2013, (iv) Consolidated Statement of Stockholders' Equity for the year ended December 31, 2015, the year ended December 31, 2014 and the year ended December 31, 2013, and (v) Notes to Consolidated Financial Statements.

(1)Filed as an exhibit to Registration Statement No. 333-44733 on Form S-2.
(2)Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2003.
(3)Filed as an exhibit to the Quarterly Report on Form 10-Q for the Quarter ended September 30, 2004.
(4)Filed as an exhibit to the Current Report on Form 8-K filed on January 11, 2006.
(5)Filed as an exhibit to the Current Report on Form 8-K filed on June 4, 2010.
(6)Filed as an exhibit to the Quarterly Report on Form 10-Q for the Quarter ended June 30, 2010.
(7)Filed as an exhibit to the Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011.
(8)Filed as an exhibit to Amendment No. 1 to Registration No. 333- 175527 on Form S-4.
(9)Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2011.
(10)Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2012.
(11)Filed as an exhibit to the Current Report on Form 8-K filed on May 19, 2014.

(12)Filed as an exhibit to the Quarterly Report on Form 10-Q for the Quarter ended June 30, 2014.
(13)Filed as an exhibit to the Current Report on Form 8-K filed on December 4, 2014.
(14)Filed as an exhibit to the Current Report on Form 8-K filed on January 9, 2015.
(15)Filed as an exhibit to the Current Report on Form 8-K filed on March 4, 2015.
(16)Filed as an exhibit to the Current Report on Form 8-K filed on August 18, 2015.
*    Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HILLMAN COMPANIES, INC.

Date: March 28, 2016	By:	/s/ Jeffrey S. Leonard
Jeffrey S. Leonard
	Title:	Chief Financial Officer and Duly Authorized Officer of the Registrant
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Capacity	Date
/s/ Gregory J. Gluchowski, Jr.	Principal Executive Officer and Director	March 28, 2016
Gregory J. Gluchowski, Jr.
/s/ Jeffrey S. Leonard	Principal Financial Officer	March 28, 2016
Jeffrey S. Leonard
/s/ Harold J. Wilder	Principal Accounting Officer	March 28, 2016
Harold J. Wilder
/s/ Douglas J. Cahill	Chairman and Director	March 28, 2016
Douglas J. Cahill
/s/ Max W. Hillman, Jr.	Director	March 28, 2016
Max W. Hillman, Jr.
/s/ Aaron Jagdfeld	Director	March 28, 2016
Aaron Jagdfeld
/s/ Jonathan R. Lynch	Director	March 28, 2016
Jonathan R. Lynch
/s/ Kevin Mailender	Director	March 28, 2016
Kevin Mailender
/s/ Joseph M. Scharfenberger, Jr.	Director	March 28, 2016
Joseph M. Scharfenberger, Jr.
/s/ Tyler J. Wolfram	Director	March 28, 2016
Tyler J. Wolfram
/s/ Philip K. Woodlief	Director	March 28, 2016
Philip K. Woodlief
/s/ Richard F. Zannino	Director	March 28, 2016
Richard F. Zannino