Form 10-Q
period 2016-03-31
HILLMAN COMPANIES INC
filed 2016-05-16
CIK 1029831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
On May 16, 2016, 5,000 shares of the Registrant’s common stock were issued and outstanding and 4,217,724 Trust Preferred Securities were issued and outstanding by the Hillman Group Capital Trust. The Trust Preferred Securities trade on the NYSE Amex under symbol HLM.Pr.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(dollars in thousands)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$9,556	$11,385
Restricted investments	240	639
Accounts receivable, net	83,994	73,581
Inventories, net	239,492	243,683
Deferred income taxes, net	—	13,881
Other current assets	12,825	9,902
Total current assets	346,107	353,071
Property and equipment, net	108,810	110,392
Goodwill	617,177	615,515
Other intangibles, net	745,993	753,483
Restricted investments	1,251	1,382
Deferred financing fees, net	1,173	1,263
Investment in trust common securities	3,261	3,261
Other assets	6,924	6,632
Total assets	$1,830,696	$1,844,999
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$59,367	$65,008
Current portion of senior term loans	5,500	5,500
Current portion of capitalized lease and other obligations	215	217
Accrued expenses:
Salaries and wages	8,474	5,408
Pricing allowances	4,062	7,216
Income and other taxes	3,667	2,982
Interest	4,837	9,843
Deferred compensation	240	639
Other accrued expenses	10,085	7,909
Total current liabilities	96,447	104,722
Long term senior term loans	523,206	524,025
Bank revolving credit	43,000	28,000
Long term capitalized lease and other obligations	250	310
Long term senior notes	323,054	322,777
Junior subordinated debentures	129,449	129,707
Deferred compensation	1,251	1,382
Deferred income taxes, net	239,737	259,213
Other non-current liabilities	6,924	6,319
Total liabilities	1,363,318	1,376,455

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(dollars in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY (CONTINUED)	March 31, 2016	December 31, 2015
Commitments and contingencies (Note 5)
Stockholders’ Equity:
Preferred Stock:
Preferred stock, $.01 par, 5,000 shares authorized, none issued or outstanding at March 31, 2016 and December 31, 2015	—	—
Common Stock:
Common stock, $.01 par, 5,000 shares authorized, issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Additional paid-in capital	546,348	545,754
Accumulated deficit	(49,864)	(42,020)
Accumulated other comprehensive loss	(29,106)	(35,190)
Total stockholders’ equity	467,378	468,544
Total liabilities and stockholders’ equity	$1,830,696	$1,844,999
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(dollars in thousands)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015

Net sales	$189,604	$180,696
Cost of sales (exclusive of depreciation and amortization shown separately below)	102,977	103,348
Selling, general and administrative expenses	65,515	61,698
Transaction, acquisition and integration expenses	—	165
Depreciation	8,370	7,537
Amortization	9,463	9,517
Management fees to related party	136	151
Other expense	192	1,230
Income (loss) from operations	2,951	(2,950)
Interest expense, net	13,043	12,627
Interest expense on junior subordinated debentures	3,152	3,152
Investment income on trust common securities	(94)	(95)
Loss before income taxes	(13,150)	(18,634)
Income tax benefit	(5,306)	(8,769)
Net loss	$(7,844)	$(9,865)
Net loss from above	$(7,844)	$(9,865)
Other comprehensive loss:
Foreign currency translation adjustments	6,084	(10,512)
Total other comprehensive income (loss)	6,084	(10,512)
Comprehensive loss	$(1,760)	$(20,377)
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Three months ended March 31, 2016	Three months ended March 31, 2015
Cash flows from operating activities:
Net loss	$(7,844)	$(9,865)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	17,833	17,054
Loss on sale of property and equipment	4	63
Deferred income taxes	(5,877)	(9,160)
Deferred financing and original issue discount amortization	665	687
Stock-based compensation expense	594	204
Other non-cash interest and change in value of interest rate swap	641	1,543
Changes in operating items:
Accounts receivable	(9,493)	(17,957)
Inventories	8,299	(27,613)
Other assets	(5,518)	521
Accounts payable	(5,467)	11,050
Other accrued liabilities	(3,393)	(3,123)
Other items, net	(41)	(329)
Net cash used for operating activities	(9,597)	(36,925)
Cash flows from investing activities:
Capital expenditures	(6,304)	(6,428)
Net cash used for investing activities	(6,304)	(6,428)
Cash flows from financing activities:
Repayments of senior term loans	(1,375)	(1,375)
Borrowings on revolving credit loans	16,000	29,000
Repayments of revolving credit loans	(1,000)	—
Principal payments under capitalized lease obligations	(66)	(50)
Purchase of Holdco stock from a former member of management	—	(540)
Net cash provided by financing activities	13,559	27,035
Effect of exchange rate changes on cash	513	(30)
Net decrease in cash and cash equivalents	(1,829)	(16,348)
Cash and cash equivalents at beginning of period	11,385	18,485
Cash and cash equivalents at end of period	$9,556	$2,137
Supplemental schedule of noncash activities:
Fixed assets acquired under capital lease	$4	$—
Supplemental disclosure of cash flow information:
Interest on junior subordinated debentures	$3,058	$3,057
Interest	11,930	11,913
Income taxes	62	762

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
(dollars in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2015	$—	$545,754	$(42,020)	$(35,190)	$468,544
Net loss	—	—	(7,844)	—	(7,844)
Change in cumulative foreign currency translation adjustment	—	—	—	6,084	6,084
Stock-based compensation	—	594	—	—	594
Balance at March 31, 2016	$—	$546,348	$(49,864)	$(29,106)	$467,378

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

The accompanying unaudited condensed consolidated financial statements present information in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. Management believes that the financial statements include all adjustments (consisting only of normal recurring accruals and adjustments) necessary for a fair presentation. Operating results for the three months ended March 31, 2016 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report filed on Form 10-K for the year ended December 31, 2015.
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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

2.    Summary of Significant Accounting Policies:
The significant accounting policies should be read in conjunction with the significant accounting policies included in the Form 10-K for the year ended December 31, 2015. Policies included herein were updated for activity in the interim period.
Accounts Receivable and Allowance for Doubtful Accounts:
The Company establishes the allowance for doubtful accounts using the specific identification method and also provides a reserve in the aggregate. The estimates for calculating the aggregate reserve are based on historical collection experience. Increases to the allowance for doubtful accounts result in a corresponding expense. The Company writes off individual accounts receivable when collection becomes improbable. The allowance for doubtful accounts was $584 and $627 as of March 31, 2016 and December 31, 2015, respectively.
The Company entered into an agreement to sell, on an ongoing basis and without recourse, certain trade accounts receivable. The buyer is responsible for servicing the receivables. The sale of the receivables is accounted for in accordance with Financial Accounting Standards Board (“FASB”) ASC 860, Transfers and Servicing. Under that guidance, receivables are considered sold when they are transferred beyond the reach of the Company and its creditors, the purchaser has the right to pledge or exchange the receivables, and the Company has surrendered control over the transferred receivables. The Company has received proceeds from the sales of trade accounts receivable of approximately $42,000 for the three months ended March 31, 2016, and has included the proceeds in net cash provided by operating activities in the condensed consolidated statements of cash flows. The Company recorded losses on the sales of accounts receivable of approximately $239 for the three months ended March 31, 2016.
Property and Equipment and Accumulated Depreciation:
Property and equipment are carried at cost and include expenditures for new facilities and major renewals. Capital leases are recorded at the present value of minimum lease payments. Maintenance and repairs are charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from their respective accounts, and the resulting gain or loss is reflected in the income (loss) from operations. The accumulated depreciation was $51,807 at March 31, 2016 and $43,074 at December 31, 2015.
Costs incurred to develop software for internal use are capitalized and amortized over the estimated useful life of the software. Costs related to maintenance of internal-use software are expensed as incurred. Costs incurred for the development of internal-use software were capitalized and placed into service in the amounts of $0 and $1,196 in the three months ended March 31, 2016 and 2015, respectively.
Shipping and Handling:
The costs incurred to ship product to customers, including freight and handling expenses, are included in selling, general, and administrative (“SG&A”) expenses on the Company’s condensed consolidated statements of comprehensive loss. The Company's shipping and handling costs were $8,870 and $7,994 in the three months ended March 31, 2016 and 2015, respectively.
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
Reclassifications:
Certain amounts in the prior year financial statements were reclassified to conform to the current year’s presentation. These reclassifications had no impact on the prior periods' net income, cash flows or stockholders' equity. As a result of implementation of Accounting Standards Update ("ASU") No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) during the first quarter of 2016, the Company reclassified deferred financing fees from non-current assets to long term liabilities. The reclassification reduced deferred financing fees and long term liabilities by approximately $18,600 and $19,400 as of March 31, 2016 and December 31, 2015, respectively.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

3.    Recent Accounting Pronouncements:
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The update outlines a five-step model and related application guidance, which replaces most existing revenue recognition guidance. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date by one year making the guidance effective for us in the fiscal year ending December 31, 2018, and for interim periods within that year. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this standard recognized at the date of initial application. Early adoption is permitted as of the original effective date. We are currently assessing the transition method and impact of implementing this guidance on our Condensed Consolidated Financial Statements.
In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customer." This guidance amends the principal-versus-agent implementation guidance and illustrations in ASU 2014-09. This ASU clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. Therefore, for contracts involving more than one specified good or service, the entity may be the principal for one or more specified goods or services and the agent for others. This ASU has the same effective date as the new revenue standard, ASU 2014-09, and entities are required to adopt this ASU by using the same transition method used to adopt the new revenue standard.
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The Company has adopted this standard in the first quarter of 2016. As a result of adopting this guidance, the Company recorded a reduction to deferred financing fees and a corresponding reduction to long term liabilities of approximately $18,600 and $19,400 as of March 31, 2016 and December 31, 2015, respectively. There was no impact on Condensed Consolidated Statement of Comprehensive Loss or Cash Flows as a result of the adoption of this guidance.
In November 2015, the FASB issued the ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. The intent is to simplify the presentation of deferred income taxes. The amendments in the update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this update apply to all entities that present a classified statement of financial position. For public business entities, the amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company has elected early adoption of this standard in the first quarter of 2016. There was no impact on Condensed Consolidated Statement of Comprehensive Loss or Cash Flows as a result of the adoption of this guidance. Prior periods were not retrospectively adjusted.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this update require lessees, among other things, to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous authoritative guidance. This update also introduces new disclosure requirements for leasing arrangements. The new guidance will be effective for public business entities for annual periods beginning after December 15, 2018, and interim periods therein. Early adoption will be permitted for all entities. We are currently evaluating the impact of implementing this guidance on our Condensed Consolidated Financial Statements.
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU affects entities that issue share-based payment awards to their employees. The ASU is designed to simplify several aspects of accounting for share-based payment award transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. This ASU will become effective for the Company on January 1, 2017. Early adoption is permitted in any interim or annual period. The Company has elected early adoption of this standard in the first quarter of 2016. There was no impact on Condensed Consolidated Statement of Comprehensive Loss or Cash Flows as a result of the adoption of this guidance. Prior periods were not retrospectively adjusted.

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

The quantitative assessment for goodwill impairment is a two-step test. Under the first step, the fair value of each reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the Company must perform step two of the impairment test(measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with ASC 805, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. No impairment charges were recorded by the Company in 2016 or 2015.
Goodwill amounts by reporting unit are summarized as follows:

	Goodwill at	Acquisitions	Dispositions	Other (1)	Goodwill at
	December 31, 2015				March 31, 2016
United States, excluding All Points	$580,420	$—	$—	$—	$580,420
All Points	3,360	—	—	—	3,360
Canada	27,530	—	—	1,674	29,204
Mexico	4,205	—	—	(12)	4,193
Australia	—	—	—	—	—
Total	$615,515	$—	$—	$1,662	$617,177

(1)	These amounts relate to adjustments resulting from fluctuations in foreign currency exchange rates.
The Company also evaluates indefinite-lived intangible assets (primarily trademarks and trade names, collectively "Trademarks") for impairment annually or more frequently if events and circumstances indicate that it is more likely than not that the fair value of an indefinite-lived intangible asset is below its carrying amount. ASC 350 permits an entity to assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount before applying the quantitative impairment model. No impairment charges were recorded by the Company in 2016 or 2015.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

4.    Goodwill and Other Intangible Assets (continued):
Definite-lived intangible assets are amortized over their useful lives. Indefinite-lived intangible assets are not amortized, but are subject to impairment testing. The values assigned to intangible assets, in connection with the Merger Transaction and the Paulin Acquisition, were determined through separate independent appraisals. Other intangibles, net, as of March 31, 2016 and December 31, 2015 consist of the following:

	Estimated Useful Life (Years)	March 31, 2016	December 31, 2015
Customer relationships	20	$689,249	$687,530
Trademarks - All Others	Indefinite	85,590	85,227
Trademarks - TagWorks	5	300	300
KeyWorks license	7	4,445	4,431
Patents	7-12	32,814	32,777
Intangible assets, gross		812,398	810,265
Less: Accumulated amortization		66,405	56,782
Other intangibles, net		$745,993	$753,483
The Company's accumulated amortization was $66,405 as of March 31, 2016, which includes accumulated amortization of foreign subsidiaries translated using exchange rates in effect at the balance sheet date. The amortization expense for amortizable assets including the adjustments resulting from fluctuations in foreign currency exchange rates was $9,463 and$9,517 for the three months ended March 31, 2016 and 2015, respectively. The amortization expense for amortizable assets for the year ending December 31, 2016 is estimated to be $37,946. For the years ending December 31, 2017, 2018, 2019, 2020, and 2021, the amortization expense for amortizable assets is estimated to be $37,946, $37,946, $37,916, $37,886, and $37,504, respectively.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

5.    Commitments and Contingencies:
The Company self-insures our product liability, automotive, workers' compensation, and general liability losses up to $250 per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences in excess of $250 up to $40,000. The two risk areas involving the most significant accounting estimates are workers' compensation and automotive liability. Actuarial valuations performed by the Company's outside risk insurance expert were used by the Company's management to form the basis for workers' compensation and automotive liability loss reserves. The actuary contemplated the Company's specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes the liability of approximately $1,428 recorded for such risks is adequate as of March 31, 2016.
As of March 31, 2016, the Company has provided certain vendors and insurers letters of credit aggregating $5,559 related to our product purchases and insurance coverage for product liability, workers’ compensation, and general liability.
The Company self-insures our group health claims up to an annual stop loss limit of $200 per participant. Aggregate coverage is maintained for annual group health insurance claims in excess of 125% of expected claims. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves. Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claims data and certain actuarial assumptions. The Company believes the liability of approximately $1,508 recorded for such risks is adequate as of March 31, 2016.

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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

6.    Related Party Transactions:
The Company has recorded aggregate management fee charges and expenses from the Oak Hill Funds and CCMP of $136 and $151 for the three months ended March 31, 2016 and 2015, respectively.
Gregory Mann and Gabrielle Mann are employed by the All Points subsidiary of Hillman. All Points leases an industrial warehouse and office facility from companies under the control of the Manns. The Company has recorded rental expense for the lease of this facility on an arm’s length basis. The rental expense for the lease of this facility was $82 for each of the three month periods ended March 31, 2016 and 2015.
The Hillman Group Canada ULC subsidiary of Hillman entered into three leases for five properties containing industrial warehouse, manufacturing plant, and office facilities on February 19, 2013. The owners of the properties under one lease are relatives of Richard Paulin, who is employed by The Hillman Group Canada ULC, and the owner of the properties under the other two leases is a company which is owned by Richard Paulin and certain of his relatives. The Company has recorded rental expense for the three leases on an arm's length basis. The rental expense for the three leases was $150 and $166 for the three months ended March 31, 2016 and 2015, respectively.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

7.    Income Taxes:

Accounting Standards Codification 740 (“ASC 740”) requires companies to apply their estimated annual tax rate on a year-to-date basis in each interim period. Under ASC 740, companies should not apply the estimated annual tax rate to interim financial results if the estimated annual tax rate is not reliably predictable. In this situation, the interim tax rate should be based on the actual year-to-date results. For the interim period ended March 31, 2016, reliable projections of the Company’s annual effective rate were difficult to determine, producing significant variations in the customary relationship between income tax expense and pre-tax book income. As such, the Company recorded income taxes for the period based on actual year-to-date results. In the three month period ended March 31, 2015, the Company applied an estimated annual effective tax rate to the interim period pre-tax loss to calculate the income tax benefit.
For the three month period ended March 31, 2016, the effective income tax rate was 40.3% and the Company recorded a tax benefit of $5,306. The effective income tax rate differed from the federal statutory rate in the three month period ended March 31, 2016 due in part to a valuation reserve recorded to offset the deferred tax assets of a foreign subsidiary. The remaining differences between the federal statutory rate and the effective tax rate in the three month period ended March 31, 2016 was primarily due to state and foreign income taxes.
For the three month period ended March 31, 2015, the effective income tax rate was 47.1% and the Company recorded a tax benefit of $8,769. The effective income tax rate differed from the federal statutory rate in the three month period ended March 31, 2015 due in part to a valuation reserve recorded to offset the deferred tax assets of a foreign subsidiary. The remaining differences between the federal statutory rate and the effective tax rate in the three month period ended March 31, 2015 was primarily due to state and foreign income taxes.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

8.    Long-Term Debt:
On June 30, 2014, The Hillman Companies, Inc. and certain of its subsidiaries closed on a $620,000 senior secured credit facility (the “Senior Facilities”), consisting of a $550,000 term loan and a $70,000 revolving credit facility (“Revolver”). The term loan portion of the Senior Facilities has a seven year term and the Revolver has a five year term. For the first fiscal quarter after June 30, 2014, the Senior Facilities provide term loan borrowings at interest rates based on LIBOR plus a LIBOR Spread of 3.50%, or an Alternate Base Rate (“ABR”) plus an ABR Spread of 2.50%. The LIBOR is subject to a minimum floor rate of 1.00% and the ABR is subject to a minimum floor of 2.00%. Additionally, the Senior Facilities provide Revolver borrowings at interest rates based on a LIBOR plus LIBOR Spread of 3.25%, or an ABR plus an ABR Spread of 2.25%. There is no minimum floor rate for Revolver loans. After the initial fiscal quarter, the borrowing rate has been adjusted quarterly on a prospective basis on each adjustment date based upon total leverage ratio for initial term loans and the senior secured leverage ratio for Revolver loans. For the fiscal quarter beginning after March 31, 2016, the term loan borrowings will be at an adjusted interest rate of 4.50%, excluding the impact of interest rate swaps. The Revolver loans were at an adjusted interest rate of 3.88% at March 31, 2016.
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
During the first quarter of 2016, the Company adopted the ASU No. 2015-03, Imputation of Interest, which requires debt issuance costs to be presented on the balance sheet as direct reduction of long-term borrowings. As a result of the retrospective adoption, approximately $18,600 and $19,400 of debt issuance costs were reclassified from "Deferred Financing Fees" to "Long-term senior term notes" and "Long-term senior notes" on the Condensed Consolidated Balance Sheet, as of March 31, 2016 and December 31, 2015, respectively.
The Company pays interest to the Hillman Group Capital Trust (“Trust”) on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105,443, or $12,231 per annum in the aggregate. The Trust will redeem the Trust Preferred Securities when the Junior Subordinated Debentures are repaid, or at maturity on September 30, 2027. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. Pursuant to the Indenture that governs the Trust Preferred Securities, the Trust is able to defer distribution payments to holders of the Trust Preferred Securities for a period that cannot exceed 60 months (the “Deferral Period”). During a Deferral Period, the Company is required to accrue the full amount of all interest payable, and such deferred interest payable would become immediately payable by the Company at the end of the Deferral Period. There were no deferrals of distribution payments to holders of the Trust Preferred Securities in the first three months of 2016 or the year ended December 31, 2015.
The Senior Facilities provide for customary events of default, including but not limited to, payment defaults, breach of representations or covenants, cross-defaults, bankruptcy events, failure to pay judgments, attachment of its assets, change of control, and the issuance of an order of dissolution. Certain of these events of default are subject to notice and cure periods or materiality thresholds. The Company is also required to comply, in certain circumstances, with a senior secured net leverage ratio covenant. This covenant only applies if, at the end of a fiscal quarter, there are outstanding Revolver borrowings in excess of 35% of the total revolving commitments. As of March 31, 2016, the Revolver loan amount of $43,000 and outstanding letters of credit of approximately $5,559 represented 69% of total revolving commitments and this financial covenant was in effect. The occurrence of an event of default permits the lenders under the Senior Facilities to accelerate repayment of all amounts due. The Company was in compliance with all provisions and financial covenants of the Senior Facilities as of March 31, 2016.
Additional information with respect to the fair value of the Company’s fixed rate senior notes and junior subordinated debentures is included in Note 12 - Fair Value Measurements.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

9.    Common and Preferred Stock:
The Hillman Companies, Inc. has one class of common stock, with 5,000 shares authorized, issued, and outstanding as of March 31, 2016. All outstanding shares of The Hillman Companies, Inc. common stock are owned by Holdco. The management shareholders of Holdco do not have the ability to put their shares back to Holdco.
The Hillman Companies, Inc. has one class of preferred stock, with 5,000 shares authorized and none issued or outstanding as of March 31, 2016.

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
During the first three months of 2016, Holdco granted a total of 1,760.000 non-qualified stock options with certain time-vesting and performance vesting conditions under the 2014 Equity Incentive Plan. The options were granted with an exercise price equal to the grant date fair value of the underlying securities. As of March 31, 2016, a total of 1,635.846 shares were available for future stock-based award grants. The fair value of 880.000 time-vested options granting during the three months ended March 31, 2016 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield equaling 0%, risk-free interest rate from 1.70% to 1.72%, expected historic volatility assumed to be 31.5%, and expected term of 6.75 years. Expected volatility is estimated based on the average historical volatility of similar entities with publicly traded shares. The fair value of each option was $426.490.
Compensation expense of $390 was recognized in the accompanying condensed consolidated statements of comprehensive loss for the three months ended March 31, 2016. As of March 31, 2016, there was $5,990 of unrecognized compensation expense for unvested common options. The expense will be recognized as a charge to earnings over a weighted average period of approximately 3.79 years.

As of March 31, 2016, there were 20,742.709 performance-based stock options outstanding that ultimately vest depending upon satisfaction of conditions that only arise in the event of a sale of the Company. No compensation expense will be recognized on these stock options unless it becomes probable the performance conditions will be satisfied.
A summary of stock option activity for the period ended March 31, 2016 is presented below:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	40,625.418	$1,000	9 years	—
Granted	1,760.000	1,192	10 years	—
Exercised or converted	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding at March 31, 2016	42,385.418	$1,008	8.8 years	$7,800
Exercisable at March 31, 2016	—	$—	—	$—

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

10.    Stock-Based Compensation (continued):

In 2015, the Company granted a total of 1,600 shares of restricted stock under the 2014 Equity Incentive Plan. The shares were granted at the grant date fair value of the underlying common stock securities. The restrictions on 1,500 restricted stock shares lapse in one-half increments on each of the two anniversaries of the award date or earlier in the event of either involuntary termination of the employment by the Company without cause or by the employee for Good Reason. In the event of earlier vesting, the unvested portion of the restricted stock grant would become immediately fully vested and settled in cash at the then-current fair market value. In the first quarter of 2016, the restrictions on the remaining 100 restricted stock shares lapsed on the one year anniversary of the award date and the restricted stock shares vested.
A summary of restricted stock activity for the three months ended March 31, 2016 is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Unvested at December 31, 2015	1,600	$1,000	1.7 years	$—
Granted	—	—	—	—
Vested	(100)	1,000	—	—
Forfeited	—	—	—	—
Unvested at March 31, 2016	1,500	$1,000	1.5 years	$288
Compensation expense of $204 was recognized in the accompanying condensed consolidated statements of comprehensive loss for the three months ended March 31, 2016. As of March 31, 2016, there was $1,063 of unrecognized compensation expense for unvested restricted stock.

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
Interest Rate Swap Agreements - On September 3, 2014, the Company entered into a forward Interest Rate Swap Agreement (the “2014 Swap No. 1”) with a three-year term for a notional amount of $90,000. The forward start date of the 2014 Swap No. 1 was October 1, 2015 and its termination date is September 30, 2018. The 2014 Swap No. 1 fixes the interest rate at 2.2% plus the applicable interest rate margin of 3.5% for an effective rate of 5.7%.
On September 3, 2014, the Company entered into a forward Interest Rate Swap Agreement (the “2014 Swap No. 2”) with a three-year term for a notional amount of $40,000. The effective date of the 2014 Swap No. 2 was October 1, 2015 and its termination date is September 30, 2018. The 2014 Swap No. 2 fixes the interest rate at 2.2% plus the applicable interest rate margin of 3.5% for an effective rate of 5.7%.
The total fair value of the interest rate swaps was $(3,205) as of March 31, 2016 and was reported on the condensed consolidated balance sheet in other non-current liabilities with an increase in other expense recorded in the statement of comprehensive loss for the unfavorable change of $641 in fair value since December 31, 2015.
The total fair value of the interest rate swaps was $(2,564) as of December 31, 2015 and was reported on the condensed consolidated balance sheet in other non-current liabilities with an increase in other expense recorded in the statement of comprehensive loss for the unfavorable change of $1,629 in fair value since December 31, 2014.
The Company's interest rate swap agreements did not qualify for hedge accounting treatment because they did not meet the provisions specified in ASC 815, Derivatives and Hedging (“ASC 815”).
Foreign Currency Forward Contracts - During 2014, the Company entered into multiple foreign currency forward contracts (the “2014 FX Contracts”) with maturity dates ranging from March 2014 to December 2015. The 2014 FX Contracts fixed the Canadian to U.S. dollar forward exchange rate at points ranging from 1.0680 to 1.1740. The purpose of the 2014 FX Contracts was to manage the Company's exposure to fluctuations in the exchange rate of the Canadian dollar.
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
During 2016, the Company entered into multiple foreign currency forward contracts (the “2016 FX Contracts”) with maturity dates ranging from April 2016 to March 2017. The 2016 FX Contracts fixed the Canadian to U.S. dollar forward exchange rate at points ranging from 1.3274 to 1.3465. The purpose of the 2016 FX Contracts is to manage the Company's exposure to fluctuations in the exchange rate of the Canadian dollar.
The total notional amount of contracts outstanding was C$47,410 and C$37,886 as of March 31, 2016 and December 31, 2015, respectively. The total fair value of the outstanding FX Contracts was $(826) and $1,695 as of March 31, 2016 and December 31, 2015, respectively, and was reported on the condensed consolidated balance sheets in other current (liabilities) and assets, respectively. An increase in other expense of $2,521 was recorded in the statement of comprehensive loss for the unfavorable change in fair value from December 31, 2015.
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
The following tables set forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the period, by level, within the fair value hierarchy:

	As of March 31, 2016
	Level 1	Level 2	Level 3	Total
Trading securities	$1,491	$—	$—	$1,491
Interest rate swaps	—	(3,205)	—	(3,205)
Foreign exchange forward contracts	—	(826)	—	(826)

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
Trading securities	$2,021	$—	$—	$2,021
Interest rate swaps	—	(2,564)	—	(2,564)
Foreign exchange forward contracts	—	1,695	—	1,695
Trading securities are valued using quoted prices on an active exchange. Trading securities represent assets held in a Rabbi Trust to fund deferred compensation liabilities and are included as restricted investments on the accompanying condensed consolidated balance sheets.
The unrealized (loss) gain on these securities of ($10) and $50 were recorded as other expense for the three months ended March 31, 2016 and 2015, respectively. An offsetting entry for the same amount, adjusting the deferred compensation liability and compensation expense within SG&A, was also recorded for the corresponding periods.
The Company utilizes interest rate swap contracts to manage our targeted mix of fixed and floating rate debt, and these contracts are valued using observable benchmark rates at commonly quoted intervals during the full term of the swap contracts. As of March 31, 2016 and December 31, 2015, the interest rate swaps were included in other non-current liabilities on the accompanying condensed consolidated balance sheets.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

12.    Fair Value Measurements (continued):

The Company utilizes foreign exchange forward contracts to manage our exposure to currency fluctuations in the Canadian dollar versus the U.S. dollar. The forward contracts were valued using observable benchmark rates at commonly quoted intervals during the term of the forward contracts. As of March 31, 2016 and December 31, 2015, the foreign exchange forward contracts were included in other current liabilities and assets, respectively, on the accompanying condensed consolidated balance sheets.
The fair value of the Company's fixed rate senior notes and junior subordinated debentures as of March 31, 2016 and December 31, 2015 were determined by utilizing current trading prices obtained from indicative market data. As a result, the fair value measurements of the Company's senior term notes and debentures are considered to be Level 2.

	March 31, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
6.375% Senior Notes	$323,054	$280,500	$322,777	$271,425
Junior Subordinated Debentures	129,449	137,047	129,707	131,691

Cash, restricted investments, accounts receivable, short-term borrowings, accounts payable, and accrued liabilities are reflected in the condensed consolidated financial statements at book value, which approximates fair value, due to the short-term nature of these instruments. The carrying amount of the long-term debt under the revolving credit facility approximates the fair value at March 31, 2016 and December 31, 2015 as the interest rate is variable and approximates current market rates. The Company also believes the carrying amount of the long-term debt under the senior term loan approximates the fair value at March 31, 2016 and December 31, 2015 because, while subject to a minimum LIBOR floor rate, the interest rate approximates current market rates of debt with similar terms and comparable credit risk.
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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

13.    Transaction, Acquisition, and Integration Expenses:
The Company incurred $0 and $165 in transaction expenses related to the Merger Transaction and other acquisition related expenses during the three months ended March 31, 2016 and 2015, respectively.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

14.    Segment Reporting:
The Company’s segment reporting structure uses the Company’s management reporting structure as the foundation for how the Company manages our business. The Company periodically evaluates our segment reporting structure in accordance with ASC 350-20-55 and has concluded that it has five reportable segments as of March 31, 2016. The United States segment, excluding All Points, and the Canada segment are considered material by the Company’s management as of March 31, 2016. The segments are as follows:

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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

14.    Segment Reporting (continued):

The table below presents revenues and income (loss) from operations for our reportable segments for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Revenues
United States, excluding All Points	$155,361	$144,121
All Points	4,222	5,113
Canada	28,133	29,416
Mexico	1,711	1,711
Australia	177	335
Total revenues	$189,604	$180,696
Segment income (loss) from operations
United States, excluding All Points	$2,891	$(2,723)
All Points	355	334
Canada	(740)	(271)
Mexico	203	136
Australia	242	(426)
Total income from operations	$2,951	$(2,950)

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

14.    Segment Reporting (continued):

The tables below present assets and cash equivalents as of March 31, 2016 and December 31, 2015.

	As of	As of
	March 31, 2016	December 31, 2015
Assets
United States, excluding All Points	$1,474,753	$1,509,039
All Points	14,739	14,836
Canada	324,662	303,795
Mexico	14,525	15,575
Australia	2,017	1,754
Total Assets	$1,830,696	$1,844,999

	As of	As of
	March 31, 2016	December 31, 2015
Cash and cash equivalents
United States, excluding All Points	$4,059	$3,024
All Points	671	612
Canada	3,387	5,106
Mexico	1,157	2,536
Australia	282	107
Total Cash and cash equivalents	$9,556	$11,385

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following discussion provides information which the Company’s management believes is relevant to an assessment and understanding of the Company’s operations and financial condition. This discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes in addition to the consolidated statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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
These forward-looking statements are not historical facts, but rather are based on management’s current expectations, assumptions, and projections about future events. Although management believes that the expectations, assumptions, and projections on which these forward-looking statements are based are reasonable, they nonetheless could prove to be inaccurate, and as a result, the forward-looking statements based on those expectations, assumptions, and projections also could be inaccurate. Forward-looking statements are not guarantees of future performance. Instead, forward-looking statements are subject to known and unknown risks, uncertainties, and assumptions that may cause the Company’s strategy, planning, actual results, levels of activity, performance, or achievements to be materially different from any strategy, planning, future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Actual results could differ materially from those currently anticipated as a result of a number of factors, including the risks and uncertainties discussed under the caption “Risk Factors” set forth in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements.
All forward-looking statements attributable to the Company or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this report and the risks and uncertainties discussed under the caption “Risk Factors” set forth in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015; they should not be regarded as a representation by the Company or any other individual. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this report might not occur or be materially different from those discussed.

General
The Hillman Companies, Inc. and its wholly-owned subsidiaries (collectively, "Hillman" or "Company") is one of the largest providers of hardware-related products and related merchandising services to retail markets in North America. The Company’s principal business is operated through its wholly-owned subsidiary, The Hillman Group, Inc. and its wholly-owned subsidiaries (collectively, “Hillman Group”). Hillman Group sells its products to hardware stores, home centers, mass merchants, pet supply stores, and other retail outlets principally in the United States, Canada, Mexico, Australia, Latin America, and the Caribbean. Product lines include thousands of small parts such as fasteners and related hardware items; threaded rod and metal shapes; keys, key duplication systems, and accessories; builder's hardware; and identification items, such as tags and letters, numbers, and signs. The Company supports its product sales with services that include design and installation of merchandising systems and maintenance of appropriate in-store inventory levels.

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

Financing Arrangements
On June 30, 2014, The Hillman Companies, Inc. and certain of its subsidiaries closed on a $620,000 senior secured credit facility (the “Senior Facilities”), consisting of a $550,000 term loan and a $70,000 revolving credit facility (“Revolver”). The term loan portion of the Senior Facilities has a seven year term and the Revolver has a five year term. For the first fiscal quarter after June 30, 2014, the Senior Facilities provide term loan borrowings at interest rates based on LIBOR plus a LIBOR Spread of 3.50%, or an Alternate Base Rate (“ABR”) plus an ABR Spread of 2.50%. The LIBOR is subject to a minimum floor rate of 1.00% and the ABR is subject to a minimum floor of 2.00%. Additionally, the Senior Facilities provide Revolver borrowings at interest rates based on a LIBOR plus LIBOR Spread of 3.25%, or an ABR plus an ABR Spread of 2.25%. There is no minimum floor rate for Revolver loans. After the initial fiscal quarter, the borrowing rate has been adjusted quarterly on a prospective basis on each adjustment date based upon total leverage ratio for initial term loans and the senior secured leverage ratio for Revolver loans. For the fiscal quarter beginning after March 31, 2016, the term loan borrowings will be at an adjusted interest rate of 4.50%, excluding the impact of interest rate swaps. The Revolver loans were at an adjusted interest rate of 3.88% at March 31, 2016.
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
During the first quarter of 2016, the Company adopted the ASU No. 2015-03, Imputation of Interest, which requires debt issuance costs to be presented on the balance sheet as direct reduction of long-term borrowings. As a result of the retrospective adoption, approximately $18,600 and $19,400 of debt issuance costs were reclassified from "Deferred Financing Fees" to "Long-term senior term notes" and "Long-term senior notes" on the Condensed Consolidated Balance Sheet, as of March 31, 2016 and December 31, 2015, respectively.
The Company pays interest to the Hillman Group Capital Trust (“Trust”) on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105,443, or $12,231 per annum in the aggregate. The Trust will redeem the Trust Preferred Securities when the Junior Subordinated Debentures are repaid, or at maturity on September 30, 2027. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. Pursuant to the Indenture that governs the Trust Preferred Securities, the Trust is able to defer distribution payments to holders of the Trust Preferred Securities for a period that cannot exceed 60 months (the “Deferral Period”). During a Deferral Period, the Company is required to accrue the full amount of all interest payable, and such deferred interest payable would become immediately payable by the Company at the end of the Deferral Period. There were no deferrals of distribution payments to holders of the Trust Preferred Securities in the first three months of 2016 or the year ended December 31, 2015.
The Senior Facilities provide for customary events of default, including but not limited to, payment defaults, breach of representations or covenants, cross-defaults, bankruptcy events, failure to pay judgments, attachment of its assets, change of control, and the issuance of an order of dissolution. Certain of these events of default are subject to notice and cure periods or materiality thresholds. The Company is also required to comply, in certain circumstances, with a senior secured net leverage ratio covenant. This covenant only applies if, at the end of a fiscal quarter, there are outstanding Revolver borrowings in excess of 35% of the total revolving commitments. As of March 31, 2016, the Revolver loan amount of $43,000 and outstanding letters of credit of approximately $5,559 represented 69% of total revolving commitments and this financial covenant was in effect. The occurrence of an event of default permits the lenders under the Senior Facilities to accelerate repayment of all amounts due. The Company was in compliance with all provisions and financial covenants of the Senior Facilities as of March 31, 2016.

Results of Operations
The following analysis of results of operations includes a brief discussion of the factors that affected the Company’s operating results and a comparative analysis of the three months ended March 31, 2016 and the three months ended March 31, 2015.

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Net sales	$189,604	100.0%	$180,696	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	102,977	54.3%	103,348	57.2%
Selling	29,189	15.4%	27,923	15.5%
Warehouse & delivery	25,174	13.3%	22,334	12.4%
General & administrative	10,558	5.6%	11,237	6.2%
Stock compensation	594	0.3%	204	0.1%
Transaction, acquisition and integration	—	—%	165	0.1%
Depreciation	8,370	4.4%	7,537	4.2%
Amortization	9,463	5.0%	9,517	5.3%
Management fees to related party	136	0.1%	151	0.1%
Other expense	192	0.1%	1,230	0.7%
Income (loss) from operations	2,951	1.6%	(2,950)	(1.6)%
Interest expense, net	13,043	6.9%	12,626	7.0%
Interest expense on junior subordinated notes	3,152	1.7%	3,153	1.7%
Investment income on trust common securities	(94)	—%	(95)	(0.1)%
Loss before income taxes	(13,150)	(6.9)%	(18,634)	(10.3)%
Income tax benefit	(5,306)	(2.8)%	(8,769)	(4.9)%
Net loss	$(7,844)	(4.1)%	$(9,865)	(5.5)%

Current Economic Conditions
The Company’s business is impacted by general economic conditions in the North American and international markets, particularly the U.S. and Canadian retail markets including hardware stores, home centers, mass merchants, and other retailers.
During the first quarter of 2016, the U.S. economy continued recovering. Although domestic credit markets have stabilized since the height of the financial crisis, the economy was confronted with weakened exports due to the strong U.S. dollar, falling commodity prices due in part to the Chinese economic slowdown, and a global weakening of demand in emerging markets. In addition, the Federal Reserve raised interest rates in December 2015 for the first time in over nine years. The general expectations do not call for significant economic growth to return in the near term and may have the effect of reducing consumer spending which could adversely affect our results of operations during the current year and beyond.
Hillman is exposed to the risk of unfavorable changes in foreign currency exchange rates for the U.S. dollar versus local currency of its suppliers located primarily in China and Taiwan. Hillman purchases a significant variety of our products for resale from multiple vendors located in China and Taiwan. The purchase price of these products is routinely negotiated in U.S. dollar amounts rather than the local currency of the vendors and our suppliers' profit margins decrease when the U.S. dollar declines in value relative to the local currency. This puts pressure on our suppliers to increase prices to us. The U.S. dollar increased in value relative to the RMB by approximately 2.49% in 2014, increased by 4.40% in 2015, and declined by 0.46% during the period ended March 31, 2016. The U.S. dollar increased in value relative to the Taiwan dollar by approximately 5.93% in 2014, increased by 3.77% in 2015, and declined by 1.86% during the period ended March 31, 2016.
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
The Company has not taken significant pricing action since 2012, except for price increases of approximately $2.0 million in the Canada operating division during 2015. The Company may take future pricing action, when warranted, in an attempt to offset a portion of product cost increases. The ability of the Company's operating divisions to institute price increases and seek price concessions, as appropriate, is dependent on competitive market conditions.
The Three Month Period Ended March 31, 2016 vs the Three Month Period Ended March 31, 2015
Net Sales
The net sales for the first quarter of 2016 were $189.6 million, an increase of $8.9 million compared to the net sales of $180.7 million for the first quarter of 2015. The increase over prior year was primarily the result of a $3.3 million improvement in fastener sales primarily from new business with Walmart and a $3.9 million increase in sales of nails, deck screws, and drywall screws ("NDD line") to Lowe's, Walmart, and other Traditional customers. In addition, higher sales of engraving products accounted for an improvement of $0.8 million compared to the prior year period.
Cost of Sales
The Company’s cost of sales was $103.0 million, or 54.3% of net sales, in the first quarter of 2016, a decrease of $0.3 million compared to $103.3 million, or 57.2% of net sales, in the first quarter of 2015. The primary reasons for the decrease in cost of sales, expressed as a percent of net sales, in the first quarter of 2016 compared to the first quarter of 2015 was the reduction in air freight costs of $5.2 million primarily associated with the introduction of the new NDD line in prior year.
Expenses
Operating expenses were $3.4 million higher for the three months ended March 31, 2016 than the three months ended March 31, 2015. The primary reason for the increase in operating expenses was the additional variable costs associated with the $8.9 million increase in net sales. The following changes in underlying trends impacted the change in operating expenses:

•
Selling expense was $29.2 million, or 15.4% of net sales, in the first quarter of 2016, an increase of $1.3 million compared to $27.9 million, or 15.5% of net sales, in the first quarter of 2015. The increase in selling expense was primarily due to an increase in customer display cost of $0.7 million and an increase in salaries and wages of $0.6 million.

•
Warehouse and delivery expenses were $25.2 million, or 13.3% of net sales, in the first quarter of 2016, an increase of $2.9 million compared to warehouse and delivery expenses of $22.3 million, or 12.4% of net sales, in the first quarter of 2015. In the first quarter of 2016, higher warehouse and delivery expenses were driven by a $1.2 million increase in salaries, wages and benefits and a $1.3 million increase in freight related to the higher sales volume in the 2016 first quarter.

•
General and administrative (“G&A”) expenses were $10.6 million in the first quarter of 2016, a decrease of $0.6 million compared to $11.2 million in the first quarter of 2015. The decrease in the first quarter of 2016 was primarily related to $1.2 million lower management restructuring and severance costs, offset by $0.4 million higher professional service fees.

•
Stock compensation expense was $0.6 million in the first quarter of 2016 compared to $0.2 million in the first quarter of 2015. The increase of $0.4 million was due to the issuance of stock options and restricted stock during 2015 and in the first quarter of 2016.

•
Depreciation expense was $8.4 million in the first quarter of 2016 as compared to the depreciation expense of $7.5 million in the first quarter of 2015. The primary reason for the increase in depreciation expense was the fixed asset additions acquired during 2015 and the first quarter of 2016 which resulted in approximately $0.9 million higher depreciation expense.

•	Amortization expense of $9.5 million in the first quarter of 2016 was the same as the amortization expense of $9.5 million in the first quarter of 2015.

•
Other expense was $0.2 million in the first quarter of 2016 compared to other expense of $1.2 million in the first quarter of 2015. The decrease in other expense in the first quarter of 2016 was primarily due to lower losses on the interest rate swaps when adjusted to fair value in the first quarter of 2016.

•
Interest expense, net, was $13.0 million in the first quarter of 2016 compared to $12.6 million in the first quarter of 2015. The increase in interest expense in the first quarter of 2016 was primarily the result of the additional interest expense related to interest rate swaps.

Results of Operations – Operating Segments

The following table provides supplemental information regarding the Company's net sales and profitability by operating segment for the three months ended March 31, 2016 and 2015 (in 000’s):

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Revenues
United States, excluding All Points	$155,361	$144,121
All Points	4,222	5,113
Canada	28,133	29,416
Mexico	1,711	1,711
Australia	177	335
Total revenues	$189,604	$180,696
Segment income (loss) from operations
United States, excluding All Points	$2,891	$(2,723)
All Points	355	334
Canada	(740)	(271)
Mexico	203	136
Australia	242	(426)
Total income (loss) from operations	$2,951	$(2,950)
The Three Month Period Ended March 31, 2016 vs the Three Month Period Ended March 31, 2015

Net Sales
Net sales for the three months ended March 31, 2016 increased $8.9 million compared to the net sales for the three months ended March 31, 2015. The United States, excluding All Points operating segment generated increased net sales of $11.2 million. The early start to the spring selling season, among other causes, resulted in $7.3 million higher fastener sales, $2.4 million higher sales of NDD line products, and $0.8 million sales growth in engraving products. The All Points net sales decreased by $0.9 million primarily due to the lower fastener sales in the first quarter of 2016 as compared to the prior year period. Canada's net sales were favorable in their local currency due to the addition of new business, but were unfavorable in our U.S. dollar reporting currency by $1.3 million as a result of the unfavorable conversion of their local currency to U.S. dollars. The revenue impact of the remaining operating segments was not material to the overall variance between the two periods.
Cost of Sales
Cost of sales for the U.S. segment was $80.0 million, or 51.5% of net sales, in the three months ended March 31, 2016, compared to $79.0 million, or 54.8% of net sales, in the three months ended March 31, 2015. The primary reasons for the decrease in the U.S. segment's cost of sales as a percentage of net sales in the first quarter of 2016 was the $5.2 million reduction in air freight costs primarily associated with the introduction of the new NDD line in prior year. Cost of sales for the Canada segment was $19.2 million, or 68.4% of net sales in the three months ended March 31, 2016 compared to $19.5 million, or 66.3% of net sales, in the three months ended March 31, 2015. The Canada segment cost of sales as a percentage of net sales increased in the first quarter of 2016 as a result of higher U.S. dollar denominated product costs and unfavorable currency exhange rates between the Canadian and U.S. dollar of approximately $2.3 million.

Expenses
Operating expenses were approximately $83.7 million in the three months ended March 31, 2016, an increase of $3.4 million, compared to $80.3 million in the three months ended March 31, 2015. The increase in operating expenses in the 2016 period was primarily attributable to the additional $1.3 million of selling and $2.8 million of warehouse and delivery costs associated with higher sales volume, offset by $1.0 million decrease in other expenses. The majority of the higher operating expenses were incurred in the United States, excluding All Points operating segment.

•
Selling, general, and administrative (“SG&A”) expense for the U.S. segment was $54.9 million in the three months ended March 31, 2016, an increase of $4.9 million, compared to $50.0 million in the three months ended March 31, 2015. The increase in SG&A expense was primarily due to $1.4 million higher selling and $3.0 million higher warehouse costs in the 2016 period related to the higher sales volume. The SG&A expense for the Canada segment was $0.8 million lower in the first quarter of 2016 compared to the prior year primarily as a result of $0.2 million lower selling payroll and related benefit expenses and $0.5 lower restructuring related expense. The SG&A expense of the other operating segments was comparable to the prior year period.

•
Depreciation and amortization expense for the U.S. segment was $16.9 million in the three months ended March 31, 2016 compared to $15.9 million in the three months ended March 31, 2015. The primary reason for the increase was the fixed asset additions acquired during 2015 and 2016 which resulted in approximately $0.9 million higher depreciation expense. The change in depreciation and amortization expense for the other operating segments was not significant.

•
Other expense for the U.S. segment was $0.5 million in the three months ended March 31, 2016 compared to $1.5 million in the three months ended March 31, 2015. The decrease in other expense in the first quarter of 2016 was primarily due to lower losses on the interest rate swaps when adjusted to fair value in the first quarter of 2016. Other income for the Canada segment was $0.2 million in the three months ended March 31, 2016 compared to the other income of $0.7 million in the three months ended March 31, 2015. The decrease in other income was due to lower foreign currency exchange gains, which included losses on FX forward currency contracts. Other income for the Australia segment was $0.3 million in the three months ended March 31, 2016 compared to the other expense of $0.3 million in the three months ended March 31, 2015. The increase in other income was due to foreign currency exchange gains. Other (income) expense for the other operating segments was comparable to the prior year period.

Income Taxes

In the three month period ended March 31, 2016, the Company recorded an income tax benefit of $5.3 million on pre-tax loss of $13.1 million. The effective income tax rate was 40.3% for the three month period ended March 31, 2016.
In the three month period ended March 31, 2015, the Company recorded an income tax benefit of $8.8 million on pre-tax loss of $18.6 million. The effective income tax rate was 47.1% for the three month period ended March 31, 2015.
The difference between the effective income tax rate and the federal statutory rate in the three month period ended March 31, 2016 was caused by a valuation reserve recorded to offset the deferred tax assets of a foreign subsidiary. The remaining differences between the effective income tax rate and the federal statutory rate in the three month period ended March 31, 2016 was primarily due to state and foreign income taxes.
The difference between the effective income tax rate and the federal statutory rate in the three month period ended March 31, 2015 was caused by a valuation reserve recorded to offset the deferred tax assets of a foreign subsidiary. The remaining differences between the effective income tax rate and the federal statutory rate in the three month period ended March 31, 2015 was primarily due to state and foreign income taxes.

Liquidity and Capital Resources

Cash Flows
The statements of cash flows reflect the changes in cash and cash equivalents for the three months ended March 31, 2016 and March 31, 2015 by classifying transactions into three major categories: operating, investing, and financing activities.
Operating Activities
Net cash used by operating activities for the three months ended March 31, 2016 was $9.6 million and was the result of the $6.0 million net loss adjusted for non-cash items for depreciation, amortization, gain on dispositions of property and equipment, deferred taxes, deferred financing, stock-based compensation, other non-cash interest, and change in value of interest rate swap which was offset by cash related adjustments of $15.6 million for routine operating activities, represented by changes in accounts receivable, inventories, accounts payable, accrued liabilities, and other items. During the three months ended March 31, 2016, routine operating activities used cash through an increase in accounts receivable of $9.5 million, a decrease in accounts payable of $5.5 million, an increase in other assets of $5.5 million, and a decrease of $3.4 million in other accrued liabilities. This was partially offset by a $8.3 million decrease in inventories.

Net cash used by operating activities for the three month period ended March 31, 2015 was $36.9 million and was the result of the $0.5 million net loss adjusted for non-cash items for depreciation, amortization, gain on dispositions of property and equipment, deferred taxes, deferred financing, and stock-based compensation together with cash related adjustments of $37.4 million for routine operating activities, represented by changes in accounts receivable, inventories, accounts payable, accrued liabilities, and other items. During the three month period ended March 31, 2015, routine operating activities used cash through an increase in accounts receivable of $18.0 million, an increase in inventories of $27.6 million, a decrease in other accrued liabilities of $3.1 million, and a decrease in other items of $0.3 million. This was partially offset by an increase in accounts payable of $11.1 million and a decrease in other assets of $0.5 million. In the first three months of 2015, the seasonal increases in accounts receivable and inventory, and the effects of anticipated NDD line roll-out, were the primary uses of cash flow from operating activities for the period.
Investing Activities
Net cash used by investing activities for the three months ended March 31, 2016 was $6.3 million and consisted of capital expenditures of $2.9 million for key duplicating machines, $0.6 million for engraving machines, $2.0 million for computer software and equipment, and $0.8 million for other machinery and equipment.

Net cash used by investing activities for the three months ended March 31, 2015 was $6.4 million and consisted of $2.7 million for key duplicating machines, $1.7 million for engraving machines, $1.6 million for computer software and equipment, and $0.4 million for machinery and equipment.
Financing Activities
Net cash provided by financing activities was $13.6 million for the three months ended March 31, 2016. The borrowings on revolving credit loans provided $16.0 million. The Company used cash to pay $1.4 million in principal payments on the senior term loans under the Senior Facilities, $1.0 million in payments on the revolving credit loans, and $0.1 million in principal payments under capitalized lease obligations.
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
The Company’s working capital (current assets minus current liabilities) position of $249.7 million as of March 31, 2016 represents an increase of $1.4 million from the December 31, 2015 level of $248.3 million.

Contractual Obligations
The Company’s contractual obligations in thousands of dollars as of March 31, 2016 were as follows:

		Payments Due
Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Junior Subordinated Debentures (1)	$129,449	$—	$—	$—	$129,449
Interest on Jr Subordinated Debentures	140,661	12,231	24,463	24,463	79,504
Senior Term Loans	540,375	5,500	11,000	11,000	512,875
Bank Revolving Credit Facility	43,000	—	—	43,000	—
6.375% Senior Notes	330,000	—	—	—	330,000
KeyWorks License Agreement	1,848	399	757	692	—
Interest Payments (2)	256,531	45,363	90,024	89,078	32,066
Operating Leases	56,842	10,388	13,716	9,313	23,425
Deferred Compensation Obligations	1,491	240	—	—	1,251
Capital Lease Obligations (3)	524	245	212	67	—
Purchase Obligations (4)	408	350	58	—	—
Other Obligations	1,428	609	655	164	—
Uncertain Tax Position Liabilities	393	—	58	—	335
Total Contractual Cash Obligations (5)	$1,502,950	$75,325	$140,943	$177,777	$1,108,905

(1)	The junior subordinated debentures liquidation value is approximately $108,704.

(2)
Interest payments for borrowings under the Senior Facilities, the 6.375% Senior Notes, and Revolver borrowings. Interest payments on the variable rate Senior Term Loans were calculated using 5.70% for the notional amount of $130 million under interest rate swap agreements and the actual interest rate of 4.50% as of March 31, 2016 was used for the remaining amount of the Senior Term Loans. Interest payments on the 6.375% Senior Notes were calculated at their fixed rate.  Interest payments on the Revolver borrowings were calculated using the actual interest rate of 3.88% and outstanding borrowings at March 31, 2016, through the Revolver maturity date.

(3)	Includes accrued interest of $59.

(4)
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

(5)
All of the contractual obligations noted above are reflected on the Company’s condensed consolidated balance sheet as of March 31, 2016 except for the interest payments, purchase obligations, and operating leases.

As of March 31, 2016, the Company had no material purchase commitments for capital expenditures.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Borrowings
As of March 31, 2016, the Company had $21.4 million available under the Senior Facilities. The Company had approximately $583.8 million of outstanding debt under its Senior Facilities at March 31, 2016, consisting of $540.4 million in a term loan, $43.0 million in Revolver borrowings, and $0.4 million in capitalized lease and other obligations. The term loan consisted of a $540.4 million Term B-2 Loan at an interest rate of 4.5%. The Revolver borrowings consisted of $43.0 million at an interest rate of 3.88% and the capitalized lease obligations were at various interest rates.
At March 31, 2016 and December 31, 2015, the Company’s borrowings were as follows:

	March 31, 2016			December 31, 2015
(dollars in thousands)	Facility Amount	Outstanding Amount	Interest Rate	Facility Amount	Outstanding Amount	Interest Rate
Term B-2 Loan		$540,375	4.50%		$541,750	4.50%
Revolving credit facility	$70,000	43,000	3.88%	$70,000	28,000	3.95%
Capital leases & other obligations		465	various		527	various
Total secured credit		583,840			570,277
Senior notes		330,000	6.375%		330,000	6.375%
Total borrowings		$913,840			$900,277
Descriptions of the Company’s credit agreement governing the Senior Facilities, as amended, and the Senior Notes are contained in the “Financing Arrangements” section of this report on Form 10-Q.

Non-GAAP Performance Measures

Adjusted EBITDA is not a presentation made in accordance with U.S. generally accepted accounting principles (“GAAP”), and as such, should not be considered a measure of financial performance or condition, liquidity or profitability. It should not be considered an alternative to GAAP-based net income or income from operations or operating cash flows. Further, because not all companies use identical calculations, amounts reflected by Hillman as Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Management believes the information shown below is relevant as it presents the amounts used to calculate covenants which are provided to our lenders. Non-compliance with our debt covenants could result in the requirement to immediately repay all amounts outstanding under such agreements.
Terms of the Senior Facilities subject the Company to a revolving facility test condition whereby a senior secured leverage ratio covenant of no greater than 6.5 times last twelve months Credit Agreement Consolidated Adjusted EBITDA comes into effect if more than 35% of the total Revolver commitment is drawn or utilized in letters of credit at the end of a fiscal quarter. If this covenant comes into effect, it may restrict the Company’s ability to incur debt, make investments, pay interest on the Junior Subordinated Debentures, or undertake certain other business activities. As of March 31, 2016, the total revolving credit commitment of the Company was 69% utilized. Below are the calculations of the financial covenant with the Senior Facilities requirement for the twelve trailing months ended March 31, 2016:

(dollars in thousands)	Actual	Ratio Requirement
Secured Leverage Ratio
Term B-2 Loan	$540,375
Revolving credit facility	43,000
Capital leases & other obligations	465
Cash and cash equivalents	(9,556)
Total debt	574,284
Credit Agreement Consolidated Adjusted EBITDA (1)	139,693
Leverage ratio (must be below requirement)	4.11	6.50

(1) Credit Agreement Consolidated Adjusted EBITDA for the twelve months ended March 31, 2016 is presented in the following Adjusted EBITDA section.

Adjusted EBITDA

The reconciliation of Net Loss to Adjusted EBITDA for the three months ended March 31, 2016 and 2015 and reconciliation of Net Loss to Credit Agreement Consolidated Adjusted EBITDA for the year ended December 31, 2015 and the twelve trailing months ("TTM") ended March 31, 2016 and 2015 follows:

	Three Months Ended		Year	TTM	TTM
	March 31,		Ended	March 31,	March 31,
	2016	2015	2015	2016	2015 (1)
Net (loss) income	$(7,844)	$(9,865)	$(23,083)	$(21,062)	$(69,266)
Income tax expense (benefit)	(5,306)	(8,769)	(12,334)	(8,871)	(36,142)
Interest expense, net	13,043	12,627	50,584	51,000	51,481
Interest expense on junior subordinated debentures	3,152	3,152	12,609	12,609	12,611
Investment income on trust common securities	(94)	(95)	(378)	(377)	(378)
Depreciation	8,370	7,537	29,027	29,860	32,095
Amortization	9,463	9,517	38,003	37,949	34,194
EBITDA	20,784	14,104	94,428	101,108	24,595

Stock compensation expense	594	204	1,290	1,680	39,600
Management fees	136	151	630	615	442
Foreign exchange (gain) loss	288	(131)	5,170	5,589	(656)
Acquisition and integration expense	—	165	257	92	57,603
Legal fees and settlements	487	515	1,739	1,711	1,485
Restructuring costs	434	3,175	9,934	7,193	4,443
Other adjustments	641	1,543	1,756	854	2,486
Adjusted EBITDA	$23,364	$19,726	$115,204	$118,842	$129,998

Pro-forma purchasing savings (2)			—	10,702	—
2015 costs to enter NDD market (3)			15,048	8,294	6,754
2015 costs to secure Canadian Tire Company new business			1,855	1,855	—
Credit Agreement Consolidated Adjusted EBITDA (4)			$132,107	$139,693	$136,752

1) For purposes of the Credit Agreement Consolidated Adjusted EBITDA computation, the predecessor three month period ended June 29, 2014 was combined with the successor nine month period ended March 31, 2015.

2) Represents the annual pro-forma impact of run-rate cost savings (net of amounts already realized) agreed with vendors, based on savings calculated against forecasted SKU volume and negotiated price reductions from our top suppliers.

3) Represents the amounts spent on airfreight, other expedited delivery costs, and higher domestic sourcing costs to procure NDD product for the Company's entrance into the NDD market.

4) Consolidated Adjusted EBITDA calculated per the 06/30/2014 Credit Agreement.

Critical Accounting Policies and Estimates
Significant accounting policies and estimates are summarized in the notes to the condensed consolidated financial statements. Some accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts, and other information from outside sources, as appropriate. Management believes that these estimates and assumptions are reasonable based on the facts and circumstances as of March 31, 2016, however, actual results may differ from these estimates under different assumptions and circumstances.
There have been no material changes to our critical accounting policies and estimates which are discussed in the “Critical Accounting Policies and Estimates” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission. In addition, our most significant accounting policies are discussed in Note 2 and elsewhere in the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2015.

Recent Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The update outlines a five-step model and related application guidance, which replaces most existing revenue recognition guidance. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date by one year making the guidance effective for us in the fiscal year ending December 31, 2018, and for interim periods within that year. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this standard recognized at the date of initial application. Early adoption is permitted as of the original effective date. We are currently assessing the transition method and impact of implementing this guidance on our Condensed Consolidated Financial Statements.
In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customer." This guidance amends the principal-versus-agent implementation guidance and illustrations in ASU 2014-09. This ASU clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. Therefore, for contracts involving more than one specified good or service, the entity may be the principal for one or more specified goods or services and the agent for others. This ASU has the same effective date as the new revenue standard, ASU 2014-09, and entities are required to adopt this ASU by using the same transition method used to adopt the new revenue standard.
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The Company has adopted this standard in the first quarter of 2016. As a result of adopting this guidance, the Company recorded a reduction to deferred financing fees and a corresponding reduction to long term liabilities of approximately $18,600 and $19,400 as of March 31, 2016 and December 31, 2015, respectively. There was no impact on Condensed Consolidated Statement of Comprehensive Loss or Cash Flows as a result of the adoption of this guidance.
In November 2015, the FASB issued the ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. The intent is to simplify the presentation of deferred income taxes. The amendments in the update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this update apply to all entities that present a classified statement of financial position. For public business entities, the amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company has elected early adoption of this standard in the first quarter of 2016. There was no impact on Condensed Consolidated Statement of Comprehensive Loss or Cash Flows as a result of the adoption of this guidance. Prior periods were not retrospectively adjusted.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this update require lessees, among other things, to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous authoritative guidance. This update also introduces new disclosure requirements for leasing arrangements. The new guidance will be effective for public business entities for annual periods beginning after December 15, 2018, and interim periods therein. Early adoption will be permitted for all entities. We are currently evaluating the impact of implementing this guidance on our Condensed Consolidated Financial Statements.
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU affects entities that issue share-based payment awards to their employees. The ASU is designed to simplify several aspects of accounting for share-based payment award transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. This ASU will become effective for the Company on January 1, 2017. Early adoption is permitted in any interim or annual period. The Company has elected early adoption of this standard in the first quarter of 2016. There was no impact on Condensed Consolidated Statement of Comprehensive Loss or Cash Flows as a result of the adoption of this guidance. Prior periods were not retrospectively adjusted.

Item 3.
Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Exposure
The Company is exposed to the impact of interest rate changes as borrowings under the Senior Facilities bear interest at variable interest rates. It is the Company's policy to enter into interest rate swap and interest rate cap transactions only to the extent considered necessary to meet our objectives.
Based on the Company's exposure to variable rate borrowings at March 31, 2016, after consideration of the Company's LIBOR floor rate and interest rate swap agreements, a one percent (1%) change in the weighted average interest rate for a period of one year would change the annual interest expense by approximately $4.5 million.

Foreign Currency Exchange
The Company is exposed to foreign exchange rate changes of the Australian, Canadian, and Mexican currencies as it impacts the $151.6 million tangible and intangible net asset value of our Australian, Canadian, and Mexican subsidiaries as of March 31, 2016. The foreign subsidiaries net tangible assets were $78.5 million and the net intangible assets were $73.1 million as of March 31, 2016.
The Company utilizes foreign exchange forward contracts to manage the exposure to currency fluctuations in the Canadian dollar versus the U.S. Dollar. See Note 11, Derivatives and Hedging, of the Notes to the Condensed Consolidated Financial Statements.

Item 4.
Controls and Procedures
Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of March 31, 2016, in ensuring that material information relating to the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. – Legal Proceedings.
We are subject to various claims and litigation that arise in the normal course of business. For a description of our material legal proceedings, see Note 5, Commitments and Contingencies, to our condensed consolidated financial statements included in Part I, item 1 in this Quarterly Report on Form 10-Q.
Item 1A – Risk Factors.
There have been no material changes to the risks related to the Company from those disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
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
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the Securities and Exchange Commission on May 16, 2016, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2016 and 2015, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, (iv) Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2016, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
THE HILLMAN COMPANIES, INC.

/s/ Jeffrey S. Leonard	/s/ Harold J. Wilder
Jeffrey S. Leonard	Harold J. Wilder
Chief Financial Officer	Controller
(Chief Accounting Officer)
DATE: May 16, 2016