Form 10-Q
period 2016-06-30
HILLMAN COMPANIES INC
filed 2016-08-15
CIK 1029831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
On August 15, 2016, 5,000 shares of the Registrant’s common stock were issued and outstanding and 4,217,724 Trust Preferred Securities were issued and outstanding by the Hillman Group Capital Trust. The Trust Preferred Securities trade on the NYSE Amex under symbol HLM.Pr.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(dollars in thousands)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$15,934	$11,385
Restricted investments	260	639
Accounts receivable, net	88,996	73,581
Inventories, net	230,007	243,683
Deferred income taxes, net	—	13,881
Other current assets	12,849	9,902
Total current assets	348,046	353,071
Property and equipment, net	111,370	110,392
Goodwill	617,050	615,515
Other intangibles, net	736,356	753,483
Restricted investments	1,286	1,382
Deferred financing fees, net	1,083	1,263
Investment in trust common securities	3,261	3,261
Other assets	6,237	6,632
Total assets	$1,824,689	$1,844,999
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$73,074	$65,008
Current portion of senior term loans	5,500	5,500
Current portion of capitalized lease and other obligations	201	217
Accrued expenses:
Salaries and wages	6,280	5,408
Pricing allowances	4,754	7,216
Income and other taxes	3,836	2,982
Interest	9,983	9,843
Deferred compensation	260	639
Other accrued expenses	9,797	7,909
Total current liabilities	113,685	104,722
Long term senior term loans	522,386	524,025
Bank revolving credit	16,000	28,000
Long term capitalized lease and other obligations	218	310
Long term senior notes	323,332	322,777
Junior subordinated debentures	129,186	129,707
Deferred compensation	1,286	1,382
Deferred income taxes, net	242,180	259,213
Other non-current liabilities	6,958	6,319
Total liabilities	1,355,231	1,376,455

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(dollars in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY (CONTINUED)	June 30, 2016	December 31, 2015
Commitments and contingencies (Note 5)
Stockholders’ Equity:
Preferred Stock:
Preferred stock, $.01 par, 5,000 shares authorized, none issued or outstanding at June 30, 2016 and December 31, 2015	—	—
Common Stock:
Common stock, $.01 par, 5,000 shares authorized, issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Additional paid-in capital	546,872	545,754
Accumulated deficit	(48,118)	(42,020)
Accumulated other comprehensive loss	(29,296)	(35,190)
Total stockholders’ equity	469,458	468,544
Total liabilities and stockholders’ equity	$1,824,689	$1,844,999
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(dollars in thousands)

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015

Net sales	$226,900	$216,818
Cost of sales (exclusive of depreciation and amortization shown separately below)	122,079	118,987
Selling, general and administrative expenses	66,860	64,597
Transaction, acquisition and integration expenses	—	92
Depreciation	8,050	6,971
Amortization	9,491	9,518
Management fees to related party	136	155
Other expense (income)	259	(718)
Income from operations	20,025	17,216
Interest expense, net	12,866	12,618
Interest expense on junior subordinated debentures	3,152	3,152
Investment income on trust common securities	(95)	(94)
Income before income taxes	4,102	1,540
Income tax expense	2,356	6,083
Net income (loss)	$1,746	$(4,543)
Net income (loss) from above	$1,746	$(4,543)
Other comprehensive loss:
Foreign currency translation adjustments	(190)	(373)
Total other comprehensive loss	(190)	(373)
Comprehensive income (loss)	$1,556	$(4,916)
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(dollars in thousands)

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015

Net sales	$416,504	$397,514
Cost of sales (exclusive of depreciation and amortization shown separately below)	225,056	222,335
Selling, general and administrative expenses	132,375	126,295
Transaction, acquisition and integration expenses	—	257
Depreciation	16,420	14,508
Amortization	18,954	19,035
Management fees to related party	272	306
Other expense	451	512
Income from operations	22,976	14,266
Interest expense, net	25,909	25,244
Interest expense on junior subordinated debentures	6,304	6,305
Investment income on trust common securities	(189)	(189)
Loss before income taxes	(9,048)	(17,094)
Income tax benefit	(2,950)	(2,686)
Net loss	$(6,098)	$(14,408)
Net loss (from above)	$(6,098)	$(14,408)
Other comprehensive income (loss):
Foreign currency translation adjustments	5,894	(10,885)
Total other comprehensive income (loss)	5,894	(10,885)
Comprehensive loss	$(204)	$(25,293)
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Six months ended June 30, 2016	Six months ended June 30, 2015
Cash flows from operating activities:
Net loss	$(6,098)	$(14,408)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	35,374	33,543
(Gain) loss on sale of property and equipment	—	(671)
Deferred income taxes	(3,541)	(3,263)
Deferred financing and original issue discount amortization	1,325	1,369
Stock-based compensation expense	1,118	257
Other non-cash interest and change in value of interest rate swap	659	1,264
Changes in operating items:
Accounts receivable	(14,715)	(31,953)
Inventories	17,984	(55,654)
Other assets	(3,973)	(1,161)
Accounts payable	7,695	28,477
Other accrued liabilities	339	2,387
Other items, net	(42)	38
Net cash provided by (used for) operating activities	36,125	(39,775)
Cash flows from investing activities:
Proceeds from sale of property and equipment	—	2,295
Capital expenditures	(16,913)	(14,270)
Net cash used for investing activities	(16,913)	(11,975)
Cash flows from financing activities:
Repayments of senior term loans	(2,750)	(2,750)
Borrowings on revolving credit loans	16,000	44,000
Repayments of revolving credit loans	(28,000)	—
Principal payments under capitalized lease obligations	(118)	(101)
Proceeds from Holdco sale of stock	—	400
Purchase of Holdco stock from a former member of management	—	(540)
Net cash (used for) provided by financing activities	(14,868)	41,009
Effect of exchange rate changes on cash	205	(147)
Net increase (decrease) in cash and cash equivalents	4,549	(10,888)
Cash and cash equivalents at beginning of period	11,385	18,485
Cash and cash equivalents at end of period	$15,934	$7,597
Supplemental schedule of noncash activities:
Fixed assets acquired under capital lease	$45	$—
Supplemental disclosure of cash flow information:
Interest on junior subordinated debentures	$6,115	$6,116
Interest	23,681	23,823
Income taxes	238	1,021

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
(dollars in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2015	$—	$545,754	$(42,020)	$(35,190)	$468,544
Net loss	—	—	(6,098)	—	(6,098)
Change in cumulative foreign currency translation adjustment	—	—	—	5,894	5,894
Stock-based compensation	—	1,118	—	—	1,118
Balance at June 30, 2016	$—	$546,872	$(48,118)	$(29,296)	$469,458

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

1.     Basis of Presentation:
The accompanying unaudited financial statements include the condensed consolidated accounts of The Hillman Companies, Inc. (“Hillman Companies”) and its wholly-owned subsidiaries (collectively “Hillman” or the “Company”). All significant intercompany balances and transactions have been eliminated.
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

The accompanying unaudited condensed consolidated financial statements present information in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by U.S. generally accepted accounting principles for complete financial statements. Management believes that the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals and adjustments) necessary for a fair presentation. Operating results for the six months ended June 30, 2016 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report filed on Form 10-K for the year ended December 31, 2015.
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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

2.    Summary of Significant Accounting Policies:
The significant accounting policies should be read in conjunction with the significant accounting policies included in the Form 10-K for the year ended December 31, 2015. Policies included herein were updated for activity in the interim periods.
Accounts Receivable and Allowance for Doubtful Accounts:
The Company establishes the allowance for doubtful accounts using the specific identification method and also provides a reserve in the aggregate. The estimates for calculating the aggregate reserve are based on historical collection experience. Increases to the allowance for doubtful accounts result in a corresponding expense. The Company writes off individual accounts receivable when collection becomes improbable. The allowance for doubtful accounts was $597 and $601 as of June 30, 2016 and December 31, 2015, respectively.
The Company entered into agreements to sell, on an ongoing basis and without recourse, certain trade accounts receivable. The buyers are responsible for servicing the receivables. The sale of the receivables is accounted for in accordance with Financial Accounting Standards Board (“FASB”) ASC 860, Transfers and Servicing. Under that guidance, receivables are considered sold when they are transferred beyond the reach of the Company and its creditors, the purchaser has the right to pledge or exchange the receivables, and the Company has surrendered control over the transferred receivables. The Company has received proceeds from the sales of trade accounts receivable of approximately $70,000 and $112,000 for the three and six months ended June 30, 2016, and has classified the sales as cash flows from operating activities in the condensed consolidated statements of cash flows. The Company recorded losses on the sales of accounts receivable of approximately $320 and $520 for the three and six months ended June 30, 2016.
Property and Equipment and Accumulated Depreciation:
Property and equipment are carried at cost and include expenditures for new facilities and major renewals. Capital leases are recorded at the present value of minimum lease payments. Maintenance and repairs are charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from their respective accounts, and the resulting gain or loss is reflected in the income (loss) from operations. The accumulated depreciation was $60,034 at June 30, 2016 and $43,074 at December 31, 2015.
Costs incurred to develop software for internal use are capitalized and amortized over the estimated useful life of the software. Costs related to maintenance of internal-use software are expensed as incurred. Costs incurred for the development of internal-use software were capitalized and placed into service in the amount of $1,387 in the three and six months ended June 30, 2016. Costs incurred for the development of internal-use software were capitalized and placed into service in the amounts of $307 and $1,503 in the three and six months ended June 30, 2015.
Shipping and Handling:
The costs incurred to ship product to customers, including freight and handling expenses, are included in selling, general, and administrative (“SG&A”) expenses on the Company’s condensed consolidated statements of comprehensive income (loss). The Company's shipping and handling costs were $9,985 and $10,982 in the three months ended June 30, 2016 and 2015, respectively. The Company’s shipping and handling costs were $18,855 and $18,976 in the six months ended June 30, 2016 and 2015, respectively.
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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

2.    Summary of Significant Accounting Policies (continued):
Reclassifications:
Certain amounts in the prior year financial statements were reclassified to conform to the current year’s presentation. These reclassifications had no impact on the prior periods' net income (loss), cash flows, or stockholders' equity. As a result of implementation of Accounting Standards Update ("ASU") No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) during the first quarter of 2016, the Company reclassified deferred financing fees from non-current assets to long term liabilities. The reclassification reduced deferred financing fees and long term liabilities by approximately $17,800 and $19,400 as of June 30, 2016 and December 31, 2015, respectively.

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
In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customer. This guidance amends the principal-versus-agent implementation guidance and illustrations in ASU 2014-09. This ASU clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. Therefore, for contracts involving more than one specified good or service, the entity may be the principal for one or more specified goods or services and the agent for others. This ASU has the same effective date as the new revenue standard, ASU 2014-09, and entities are required to adopt this ASU by using the same transition method used to adopt the new revenue standard. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. This ASU clarifies the implementation guidance on identifying performance obligations and licensing on the previously issued ASU 2014-09, Revenue from Contracts with Customers. In May 2016, the FASB issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting. ASU 2016-11 rescinds several SEC Staff Announcements that are codified in Topic 605, including, among other items, guidance relating to accounting for shipping and handling fees and freight services. In May 2016, the FASB also issued ASU 2016-12, which provided narrow scope improvements and practical expedients related to ASU 2014-09, Revenue from Contracts with Customers. The improvements address completed contracts and contract modifications at transition, noncash consideration, the presentation of sales taxes and other taxes collected from customers, and assessment of collectability when determining whether a transaction represents a valid contract. ASU 2016-10, ASU 2016-11, and ASU 2016-12 are effective for the fiscal year ending December 31, 2018, and for interim periods within that year. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that year. ASU 2016-10 and ASU 2016-11 can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. We are currently assessing the transition method and impact of implementing this guidance on our Condensed Consolidated Financial Statements.
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The Company has adopted this standard in the first quarter of 2016. As a result of adopting this guidance, the Company recorded a reduction to deferred financing fees and a corresponding reduction to long term liabilities of approximately $17,800 and $19,400 as of March 31, 2016 and December 31, 2015, respectively. There was no impact on Condensed Consolidated Statement of Comprehensive Loss or Cash Flows as a result of the adoption of this guidance.
In November 2015, the FASB issued the ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. The intent is to simplify the presentation of deferred income taxes. The amendments in the update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this update apply to all entities that present a classified statement of financial position. For public business entities, the amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The Company has elected early adoption of this standard in the first quarter of 2016. There was no impact on Condensed Consolidated Statement of Comprehensive Loss or Cash Flows as a result of the adoption of this guidance. Prior periods were not retrospectively adjusted.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

3.    Recent Accounting Pronouncements (continued):
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this update require lessees, among other things, to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous authoritative guidance. This update also introduces new disclosure requirements for leasing arrangements. The new guidance will be effective for public business entities for annual periods beginning after December 15, 2018, and interim periods therein. Early adoption will be permitted for all entities. The new standard is required to be applied with a modified retrospective approach to each prior reporting period presented with various optional practical expedients. We are currently evaluating the impact of implementing this guidance on our Condensed Consolidated Financial Statements.
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU affects entities that issue share-based payment awards to their employees. The ASU is designed to simplify several aspects of accounting for share-based payment award transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows, and forfeiture rate calculations. This ASU will become effective for the Company on January 1, 2017. Early adoption is permitted in any interim or annual period. The Company has elected early adoption of this standard in the first quarter of 2016. There was no impact on Condensed Consolidated Statement of Comprehensive Loss or Cash Flows as a result of the adoption of this guidance. Prior periods were not retrospectively adjusted.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses. The ASU sets forth a “current expected credit loss” (CECL) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of this ASU on its Condensed Consolidated Financial Statements.

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
Goodwill amounts by reporting unit are summarized as follows:

	Goodwill at	Acquisitions	Dispositions	Other (1)	Goodwill at
	December 31, 2015				June 30, 2016
United States, excluding All Points	$580,420	$—	$—	$—	$580,420
All Points	3,360	—	—	—	3,360
Canada	27,530	—	—	1,759	29,289
Mexico	4,205	—	—	(224)	3,981
Australia	—	—	—	—	—
Total	$615,515	$—	$—	$1,535	$617,050

(1)	These amounts relate to adjustments resulting from fluctuations in foreign currency exchange rates.
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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

4.    Goodwill and Other Intangible Assets (continued):
Definite-lived intangible assets are amortized over their useful lives. Indefinite-lived intangible assets are not amortized, but are subject to impairment testing. The values assigned to intangible assets, in connection with the Merger Transaction and the Paulin Acquisition, were determined through separate independent appraisals. Other intangibles, net, as of June 30, 2016 and December 31, 2015 consist of the following:

	Estimated Useful Life (Years)	June 30, 2016	December 31, 2015
Customer relationships	20	$689,097	$687,530
Trademarks - All Others	Indefinite	85,572	85,227
Trademarks - TagWorks	5	300	300
KeyWorks license	7	4,446	4,431
Patents	7-12	32,816	32,777
Intangible assets, gross		812,231	810,265
Less: Accumulated amortization		75,875	56,782
Other intangibles, net		$736,356	$753,483
The Company's accumulated amortization was $75,875 as of June 30, 2016, which includes accumulated amortization of foreign subsidiaries translated using exchange rates in effect at the balance sheet date. The amortization expense for amortizable assets including the adjustments resulting from fluctuations in foreign currency exchange rates was $9,491 and$9,518 for the three months ended June 30, 2016 and 2015, respectively. The amortization expense for amortizable assets including the adjustments resulting from fluctuations in foreign currency exchange rates was $18,954 and $19,035 for the six months ended June 30, 2016 and 2015, respectively. The amortization expense for amortizable assets for the year ending December 31, 2016 is estimated to be $37,938. For the years ending December 31, 2017, 2018, 2019, 2020, and 2021, the amortization expense for amortizable assets is estimated to be $37,938, $37,938, $37,908, $37,878, and $37,496, respectively.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

5.    Commitments and Contingencies:
The Company self-insures our product liability, automotive, workers' compensation, and general liability losses up to $250 per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences in excess of $250 up to $40,000. The two risk areas involving the most significant accounting estimates are workers' compensation and automotive liability. Actuarial valuations performed by the Company's outside risk insurance expert were used by the Company's management to form the basis for workers' compensation and automotive liability loss reserves. The actuary contemplated the Company's specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes the liability of approximately $1,421 recorded for such risks is adequate as of June 30, 2016.
As of June 30, 2016, the Company has provided certain vendors and insurers letters of credit aggregating $5,559 related to our product purchases and insurance coverage for product liability, workers’ compensation, and general liability.
The Company self-insures our group health claims up to an annual stop loss limit of $200 per participant. Aggregate coverage is maintained for annual group health insurance claims in excess of 125% of expected claims. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves. Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claims data and certain actuarial assumptions. The Company believes the liability of approximately $1,566 recorded for such risks is adequate as of June 30, 2016.

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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

5.    Commitments and Contingencies (continued):

It is not yet possible to assess the impact, if any, that the lawsuit will have on the Company. As a result of the Minute Key Inc. covenant not to sue, however, the Company's FastKey™ and Key Express™ products no longer face any threat of patent infringement liability from two of Minute Key Inc.'s patents. The scope of the lawsuit has changed from a bilateral dispute over patent infringement to a lawsuit solely about Minute Key Inc.'s business conduct. After a conference with the court on March 2, 2015, the court entered a new scheduling order to govern the case on March 12, 2015. A revised case schedule was subsequently issued on October 1, 2015. Fact and expert discovery are now complete. Minute Key Inc. filed a motion for summary judgment on February 8, 2016. The court denied that motion on July 8, 2016. The case is currently scheduled for trial on August 22, 2016. Hillman Group intends to continue to pursue this lawsuit vigorously and believes that it has meritorious claims for Minute Key Inc.'s unfair competition.

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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

6.    Related Party Transactions:
The Company has recorded aggregate management fee charges and expenses from the Oak Hill Funds and CCMP of $136 and $155 for the three months ended June 30, 2016 and 2015, respectively. The Company has recorded aggregate management fee charges and expenses from the Oak Hill Funds and CCMP of $272 and $306 for the six months ended June 30, 2016 and 2015, respectively.
Gregory Mann and Gabrielle Mann are employed by the All Points subsidiary of Hillman. All Points leases an industrial warehouse and office facility from companies under the control of the Manns. The Company has recorded rental expense for the lease of this facility on an arm’s length basis. The rental expense for the lease of this facility was $82 for each of the three months ended June 30, 2016 and 2015. The rental expense for the lease of this facility was $164 for each of the six months ended June 30, 2016 and 2015.
The Hillman Group Canada ULC subsidiary of Hillman entered into three leases for five properties containing industrial warehouse, manufacturing plant, and office facilities on February 19, 2013. The owners of the properties under one lease are relatives of Richard Paulin, who is employed by The Hillman Group Canada ULC, and the owner of the properties under the other two leases is a company which is owned by Richard Paulin and certain of his relatives. The Company has recorded rental expense for the three leases on an arm's length basis. The rental expense for the three leases was $160 and $167 for the three months ended June 30, 2016 and 2015, respectively. The rental expense for the three leases was $310 and $333 for the six months ended June 30, 2016 and 2015, respectively.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

7.    Income Taxes:

Accounting Standards Codification 740 (“ASC 740”) requires companies to apply their estimated annual effective tax rate on a year-to-date basis in each interim period. Under ASC 740, companies should not apply the estimated annual effective tax rate to interim financial results if the estimated annual effective tax rate is not reliably predictable. In this situation, the interim tax rate should be based on the actual year-to-date results. For the three and six month periods ended June 30, 2016, reliable projections of the Company’s annual effective tax rate were difficult to determine, producing significant variations in the customary relationship between income tax expense and pre-tax book income. As such, the Company recorded income taxes for the period based on actual year-to-date results. In the three and six month periods ended June 30, 2015, the Company applied an estimated annual effective tax rate to the interim period pre-tax (loss) / income to calculate the income tax (benefit) / provision.

For the three and six month periods ended June 30, 2016, the effective income tax rates were 57.4% and 32.6% respectively. The Company recorded a tax provision / (benefit) for the three and six month periods ended June 30, 2016 of $2,356 and $(2,950) respectively. The effective income tax rate differed from the federal statutory tax rate in the three and six month periods ended June 30, 2016 due in part to a tax benefit recorded in the current period from the reconciliation of a prior year’s tax return to the amount reported for tax provision purposes. The effective income tax rate differed from the federal statutory rate in the three and six month periods ended June 30, 2016 due in part to a valuation reserve recorded to offset the deferred tax assets of a foreign subsidiary. The remaining differences between the federal statutory rate and the effective tax rate in the three and six month periods ended June 30, 2016 were primarily due to state and foreign income taxes.

The effective income tax rates were 395.0% and 15.7% for the three and six month periods ended June 30, 2015, respectively. The Company recorded a tax provision / (benefit) for the three and six month periods ended June 30, 2015 of $6,083 and $(2,686) respectively. The effective income tax rate differed from the federal statutory rate in the three and six month periods ended June 30, 2015 primarily due to a change in the projected financial statement earnings for the year which decreased the estimated annual effective tax rate used to compute the interim period income tax provision / (benefit) in accordance with the accounting guidance established for computing income taxes in interim periods. The effective income tax rate also differed from the federal statutory rate in the three and six month periods ended June 30, 2015 due in part to a valuation reserve recorded to offset the deferred tax assets of a foreign subsidiary. The remaining differences between the federal statutory rate and the effective tax rate in the three and six month periods ended June 30, 2015 were primarily due to state and foreign income taxes.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

8.    Long-Term Debt:
On June 30, 2014, The Hillman Companies, Inc. and certain of its subsidiaries closed on a $620,000 senior secured credit facility (the “Senior Facilities”), consisting of a $550,000 term loan and a $70,000 revolving credit facility (“Revolver”). The term loan portion of the Senior Facilities has a seven year term and the Revolver has a five year term. For the first fiscal quarter after June 30, 2014, the Senior Facilities provide term loan borrowings at interest rates based on LIBOR plus a LIBOR Spread of 3.50%, or an Alternate Base Rate (“ABR”) plus an ABR Spread of 2.50%. The LIBOR is subject to a minimum floor rate of 1.00% and the ABR is subject to a minimum floor of 2.00%. Additionally, the Senior Facilities provide Revolver borrowings at interest rates based on a LIBOR plus LIBOR Spread of 3.25%, or an ABR plus an ABR Spread of 2.25%. There is no minimum floor rate for Revolver loans. After the initial fiscal quarter, the borrowing rate has been adjusted quarterly on a prospective basis on each adjustment date based upon total leverage ratio for initial term loans and the senior secured leverage ratio for Revolver loans. For the fiscal quarter beginning after June 30, 2016, the term loan borrowings will be at an adjusted interest rate of 4.50%, excluding the impact of interest rate swaps. The Revolver loans were at an adjusted interest rate of 3.88% at June 30, 2016. The amount of long term senior term loan presented on the balance sheet is net of unamortized deferred financing fees of $11,114 and $12,225 as of June 30, 2016 and December 31, 2015, respectively.
Concurrent with the consummation of the Merger Transaction, Hillman Group issued $330,000 aggregate principal amount of its senior notes due July 15, 2022 (the “6.375% Senior Notes”), which are guaranteed by The Hillman Companies, Inc. and its domestic subsidiaries other than the Hillman Group Capital Trust ("Trust"). Hillman Group pays interest on the 6.375% Senior Notes semi-annually on January 15 and July 15 of each year. The amount of long term senior notes presented on the balance sheet are net of unamortized deferred financing fees of $6,668 and $7,223 as of June 30, 2016 and December 31, 2015, respectively.
The Company pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105,443, or $12,231 per annum in the aggregate. The Trust will redeem the Trust Preferred Securities when the Junior Subordinated Debentures are repaid, or at maturity on September 30, 2027. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. Pursuant to the Indenture that governs the Trust Preferred Securities, the Trust is able to defer distribution payments to holders of the Trust Preferred Securities for a period that cannot exceed 60 months (the “Deferral Period”). During a Deferral Period, the Company is required to accrue the full amount of all interest payable, and such deferred interest payable would become immediately payable by the Company at the end of the Deferral Period. There were no deferrals of distribution payments to holders of the Trust Preferred Securities in the first six months of 2016 or the year ended December 31, 2015.
The Senior Facilities provide for customary events of default, including but not limited to, payment defaults, breach of representations or covenants, cross-defaults, bankruptcy events, failure to pay judgments, attachment of its assets, change of control, and the issuance of an order of dissolution. Certain of these events of default are subject to notice and cure periods or materiality thresholds. The Company is also required to comply, in certain circumstances, with a senior secured net leverage ratio covenant. This covenant only applies if, at the end of a fiscal quarter, there are outstanding Revolver borrowings in excess of 35% of the total revolving commitments. As of June 30, 2016, the Revolver loan amount of $16,000 and outstanding letters of credit of approximately $5,559 represented 31% of total revolving commitments and this financial covenant was not in effect. The occurrence of an event of default permits the lenders under the Senior Facilities to accelerate repayment of all amounts due. The Company was in compliance with all provisions and financial covenants of the Senior Facilities as of June 30, 2016.
Additional information with respect to the fair value of the Company’s fixed rate senior notes and junior subordinated debentures is included in Note 12 - Fair Value Measurements.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

9.    Common and Preferred Stock:
The Hillman Companies, Inc. has one class of common stock, with 5,000 shares authorized, issued, and outstanding as of June 30, 2016. All outstanding shares of The Hillman Companies, Inc. common stock are owned by Holdco. The management shareholders of Holdco do not have the ability to put their shares back to Holdco.
The Hillman Companies, Inc. has one class of preferred stock, with 5,000 shares authorized and none issued or outstanding as of June 30, 2016.

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
During the first six months of 2016, Holdco granted a total of 2,200.000 non-qualified stock options with certain time-vesting and performance vesting conditions under the 2014 Equity Incentive Plan. The options were granted with an exercise price equal to the grant date fair value of the underlying securities. As of June 30, 2016, a total of 2,855.846 shares were available for future stock-based award grants. The fair value of 1,100.000 time-vested options granting during the six months ended June 30, 2016 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield equaling 0%, risk-free interest rate from 1.27% to 1.72%, expected historic volatility assumed to be 31.5%, and expected term of 6.75 years. Expected volatility is estimated based on the average historical volatility of similar entities with publicly traded shares. The average fair value of each option was $355.629.
Compensation expense of $336 and $726 was recognized in the accompanying condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2016, respectively. As of June 30, 2016, there was $5,372 of unrecognized compensation expense for unvested stock options. The expense will be recognized as a charge to earnings over a weighted average period of approximately 3.50 years.

Compensation expense of $53 and $257 was recognized in the accompanying condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2015, respectively. As of June 30, 2015, there was$3,309 of unrecognized compensation expense for unvested stock options.

As of June 30, 2016, there were 20,982.709 performance-based stock options outstanding that ultimately vest depending upon satisfaction of conditions that only arise in the event of a sale of the Company. No compensation expense will be recognized on these stock options unless it becomes probable the performance conditions will be satisfied.
A summary of stock option activity for the period ended June 30, 2016 is presented below:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	40,625.418	$1,000	9 years	—
Granted	2,200.000	1,000	10 years	—
Exercised or converted	—	—	—	—
Forfeited or expired	(1,760.000)	1,000	—	—
Outstanding at June 30, 2016	41,065.418	$1,000	8.5 years	$—
Exercisable at June 30, 2016	—	$—	—	$—

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

10.    Stock-Based Compensation (continued):

In 2015, the Holdco granted a total of 1,600 shares of restricted stock under the 2014 Equity Incentive Plan. The shares were granted at the grant date fair value of the underlying common stock securities. The restrictions on 1,500 restricted stock shares lapse in one-half increments on each of the two anniversaries of the award date or earlier in the event of either involuntary termination of the employment by the Company without cause or by the employee for Good Reason. In the event of earlier vesting, the unvested portion of the restricted stock grant would become immediately fully vested and settled in cash at the then-current fair market value. In the first quarter of 2016, the restrictions on the remaining 100 restricted stock shares lapsed on the one year anniversary of the award date and the restricted stock shares vested.
A summary of restricted stock activity for the six months ended June 30, 2016 is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Unvested at December 31, 2015	1,600	$1,000	1.7 years	$—
Granted	—	—	—	—
Vested	(100)	1,000	—	—
Forfeited	—	—	—	—
Unvested at June 30, 2016	1,500	$1,000	1.3 years	$—
Compensation expense of $188 and $392 was recognized in the accompanying condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2016, respectively. As of June 30, 2016, there was $875 of unrecognized compensation expense for unvested restricted stock.

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
The total fair value of the interest rate swaps was $(3,223) as of June 30, 2016 and was reported on the condensed consolidated balance sheet in other non-current liabilities with an increase in other expense recorded in the statement of comprehensive loss for the unfavorable change of $659 in fair value since December 31, 2015.
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
During 2016, the Company entered into multiple foreign currency forward contracts (the “2016 FX Contracts”) with maturity dates ranging from April 2016 to April 2017. The 2016 FX Contracts fixed the Canadian to U.S. dollar forward exchange rate at points ranging from 1.2536 to 1.3817. The purpose of the 2016 FX Contracts is to manage the Company's exposure to fluctuations in the exchange rate of the Canadian dollar.
The total notional amount of contracts outstanding was C$32,595 and C$37,886 as of June 30, 2016 and December 31, 2015, respectively. The total fair value of the outstanding FX Contracts was $(610) and $1,695 as of June 30, 2016 and December 31, 2015, respectively, and was reported on the condensed consolidated balance sheets in other current (liabilities) and assets, respectively. An increase in other expense of $2,305 was recorded in the statement of comprehensive loss for the unfavorable change in fair value from December 31, 2015.
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
The following tables set forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the period, by level, within the fair value hierarchy:

	As of June 30, 2016
	Level 1	Level 2	Level 3	Total
Trading securities	$1,546	$—	$—	$1,546
Interest rate swaps	—	(3,223)	—	(3,223)
Foreign exchange forward contracts	—	(610)	—	(610)

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
Trading securities	$2,021	$—	$—	$2,021
Interest rate swaps	—	(2,564)	—	(2,564)
Foreign exchange forward contracts	—	1,695	—	1,695
Trading securities are valued using quoted prices on an active exchange. Trading securities represent assets held in a Rabbi Trust to fund deferred compensation liabilities and are included as restricted investments on the accompanying condensed consolidated balance sheets.
The unrealized gain (loss) on these securities of $27 and ($7) were recorded as other expense for the three months ended June 30, 2016 and 2015, respectively. The unrealized gain on these securities of $17 and $43 were recorded as other expense for the six months ended June 30, 2016 and 2015, respectively. An offsetting entry for the same amounts, adjusting the deferred compensation liability and compensation expense within SG&A, was also recorded for the corresponding periods.
The Company utilizes interest rate swap contracts to manage our targeted mix of fixed and floating rate debt, and these contracts are valued using observable benchmark rates at commonly quoted intervals during the full term of the swap contracts. As of June 30, 2016 and December 31, 2015, the interest rate swaps were included in other non-current liabilities on the accompanying condensed consolidated balance sheets.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

12.    Fair Value Measurements (continued):

The Company utilizes foreign exchange forward contracts to manage our exposure to currency fluctuations in the Canadian dollar versus the U.S. dollar. The forward contracts were valued using observable benchmark rates at commonly quoted intervals during the term of the forward contracts. As of June 30, 2016 and December 31, 2015, the foreign exchange forward contracts were included in other current liabilities and assets, respectively, on the accompanying condensed consolidated balance sheets.
The fair value of the Company's fixed rate senior notes and junior subordinated debentures as of June 30, 2016 and December 31, 2015 were determined by utilizing current trading prices obtained from indicative market data. As a result, the fair value measurements of the Company's senior term notes and debentures are considered to be Level 2.

	June 30, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
6.375% Senior Notes	$323,332	$295,350	$322,777	$271,425
Junior Subordinated Debentures	129,186	140,337	129,707	131,691

Cash, accounts receivable, short-term borrowings, accounts payable, and accrued liabilities are reflected in the condensed consolidated financial statements at book value, which approximates fair value, due to the short-term nature of these instruments. The carrying amount of the long-term debt under the revolving credit facility approximates the fair value at June 30, 2016 and December 31, 2015 as the interest rate is variable and approximates current market rates. The Company also believes the carrying amount of the long-term debt under the senior term loan approximates the fair value at June 30, 2016 and December 31, 2015 because, while subject to a minimum LIBOR floor rate, the interest rate approximates current market rates of debt with similar terms and comparable credit risk.
Additional information with respect to the derivative instruments is included in Note 11 - Derivatives and Hedging. Additional information with respect to the Company’s fixed rate senior notes and junior subordinated debentures is included in Note 8 - Long-Term Debt.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

13.    Transaction, Acquisition, and Integration Expenses:

The Company did not have transaction related expenses during the three or six months ended June 30, 2016. In the three and six months ended June 30, 2015, the Company incurred $92 and $257, respectively, in transaction expenses related to the Merger Transaction.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

14.    Segment Reporting:
The Company’s segment reporting structure uses the Company’s management reporting structure as the foundation for how the Company manages its business. The Company periodically evaluates its segment reporting structure in accordance with ASC 350-20-55 and has concluded that it has five reportable segments as of June 30, 2016. The United States segment, excluding All Points, and the Canada segment are considered material by the Company’s management as of June 30, 2016. The segments are as follows:

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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

14.    Segment Reporting (continued):

The table below presents revenues and income (loss) from operations for our reportable segments for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
Revenues
United States, excluding All Points	$179,864	$167,821
All Points	5,228	5,628
Canada	40,166	41,133
Mexico	1,514	1,844
Australia	128	392
Total revenues	$226,900	$216,818
Segment income (loss) from operations
United States, excluding All Points	$17,544	$15,679
All Points	569	481
Canada	2,503	1,062
Mexico	(390)	127
Australia	(201)	(133)
Total income from operations	$20,025	$17,216

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Revenues
United States, excluding All Points	$335,225	$311,942
All Points	9,450	10,741
Canada	68,299	70,549
Mexico	3,225	3,555
Australia	305	727
Total revenues	$416,504	$397,514
Segment income (loss) from operations
United States, excluding All Points	$20,435	$12,956
All Points	924	815
Canada	1,763	791
Mexico	(187)	263
Australia	41	(559)
Total income from operations	$22,976	$14,266

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

14.    Segment Reporting (continued):

The tables below present assets and cash equivalents as of June 30, 2016 and December 31, 2015.

	As of	As of
	June 30, 2016	December 31, 2015
Assets
United States, excluding All Points	$1,470,417	$1,509,039
All Points	14,282	14,836
Canada	324,820	303,795
Mexico	13,337	15,575
Australia	1,833	1,754
Total Assets	$1,824,689	$1,844,999

	As of	As of
	June 30, 2016	December 31, 2015
Cash and cash equivalents
United States, excluding All Points	$4,053	$3,024
All Points	333	612
Canada	10,180	5,106
Mexico	1,201	2,536
Australia	167	107
Total cash and cash equivalents	$15,934	$11,385

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

Financing Arrangements
On June 30, 2014, The Hillman Companies, Inc. and certain of its subsidiaries closed on a $620 million senior secured credit facility (the “Senior Facilities”), consisting of a $550 million term loan and a $70 million revolving credit facility (“Revolver”). The term loan portion of the Senior Facilities has a seven year term and the Revolver has a five year term. For the first fiscal quarter after June 30, 2014, the Senior Facilities provide term loan borrowings at interest rates based on LIBOR plus a LIBOR Spread of 3.50%, or an Alternate Base Rate (“ABR”) plus an ABR Spread of 2.50%. The LIBOR is subject to a minimum floor rate of 1.00% and the ABR is subject to a minimum floor of 2.00%. Additionally, the Senior Facilities provide Revolver borrowings at interest rates based on a LIBOR plus LIBOR Spread of 3.25%, or an ABR plus an ABR Spread of 2.25%. There is no minimum floor rate for Revolver loans. After the initial fiscal quarter, the borrowing rate has been adjusted quarterly on a prospective basis on each adjustment date based upon total leverage ratio for initial term loans and the senior secured leverage ratio for Revolver loans. For the fiscal quarter beginning after June 30, 2016, the term loan borrowings will be at an adjusted interest rate of 4.50%, excluding the impact of interest rate swaps. The Revolver loans were at an adjusted interest rate of 3.88% at June 30, 2016. The amount of long term senior term loan presented on the balance sheet is net of unamortized deferred financing fees of $11.1 million and $12.2 million as of June 30, 2016 and December 31, 2015, respectively.
Concurrent with the consummation of the Merger Transaction, Hillman Group issued $330 million aggregate principal amount of its senior notes due July 15, 2022 (the “6.375% Senior Notes”), which are guaranteed by The Hillman Companies, Inc. and its domestic subsidiaries other than the Hillman Group Capital Trust (“Trust”). Hillman Group pays interest on the 6.375% Senior Notes semi-annually on January 15 and July 15 of each year. The amount of long term senior notes presented on the balance sheet are net of unamortized deferred financing fees of $6.7 million and $7.2 million as of June 30, 2016 and December 31, 2015, respectively.
The Company pays interest to the Trust on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.2 million per annum in the aggregate. The Trust will redeem the Trust Preferred Securities when the Junior Subordinated Debentures are repaid, or at maturity on September 30, 2027. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. Pursuant to the Indenture that governs the Trust Preferred Securities, the Trust is able to defer distribution payments to holders of the Trust Preferred Securities for a period that cannot exceed 60 months (the “Deferral Period”). During a Deferral Period, the Company is required to accrue the full amount of all interest payable, and such deferred interest payable would become immediately payable by the Company at the end of the Deferral Period. There were no deferrals of distribution payments to holders of the Trust Preferred Securities in the first six months of 2016 or the year ended December 31, 2015.
The Senior Facilities provide for customary events of default, including but not limited to, payment defaults, breach of representations or covenants, cross-defaults, bankruptcy events, failure to pay judgments, attachment of its assets, change of control, and the issuance of an order of dissolution. Certain of these events of default are subject to notice and cure periods or materiality thresholds. The Company is also required to comply, in certain circumstances, with a senior secured net leverage ratio covenant. This covenant only applies if, at the end of a fiscal quarter, there are outstanding Revolver borrowings in excess of 35% of the total revolving commitments. As of June 30, 2016, the Revolver loan amount of $16 million and outstanding letters of credit of approximately $5.6 million represented 31% of total revolving commitments and this financial covenant was not in effect. The occurrence of an event of default permits the lenders under the Senior Facilities to accelerate repayment of all amounts due. The Company was in compliance with all provisions and financial covenants of the Senior Facilities as of June 30, 2016.

Results of Operations
The following analysis of results of operations includes a brief discussion of the factors that affected the Company’s operating results and a comparative analysis of the three months ended June 30, 2016 and the three months ended June 30, 2015.

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
(dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$226,900	100.0%	$216,818	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	122,079	53.8%	118,987	54.9%
Selling	28,739	12.7%	27,248	12.6%
Warehouse & delivery	27,923	12.3%	26,437	12.2%
General & administrative	9,674	4.3%	10,859	5.0%
Stock compensation	524	0.2%	53	—%
Transaction, acquisition and integration	—	—%	92	—%
Depreciation	8,050	3.5%	6,971	3.2%
Amortization	9,491	4.2%	9,518	4.4%
Management fees to related party	136	0.1%	155	0.1%
Other expense	259	0.1%	(718)	(0.3)%
Income from operations	20,025	8.8%	17,216	7.9%
Interest expense, net	12,866	5.7%	12,618	5.8%
Interest expense on junior subordinated notes	3,152	1.4%	3,152	1.5%
Investment income on trust common securities	(95)	—%	(94)	—%
Income before income taxes	4,102	1.8%	1,540	0.7%
Income tax expense	2,356	1.0%	6,083	2.8%
Net income (loss)	$1,746	0.8%	$(4,543)	(2.1)%

Current Economic Conditions
The Company’s business is impacted by general economic conditions in the North American and international markets, particularly the U.S. and Canadian retail markets including hardware stores, home centers, mass merchants, and other retailers.
During the second quarter of 2016, the U.S. economy continued recovering. Although domestic credit markets have stabilized since the height of the financial crisis, the economy was confronted with weakened exports due to the strong U.S. dollar, falling commodity prices due in part to the Chinese economic slowdown, and a global weakening of demand in emerging markets. In addition, the Federal Reserve raised interest rates in December 2015 for the first time in over nine years. The general expectations do not call for significant economic growth to return in the near term and may have the effect of reducing consumer spending which could adversely affect our results of operations during the current year and beyond.
Hillman is exposed to the risk of unfavorable changes in foreign currency exchange rates for the U.S. dollar versus local currency of its suppliers located primarily in China and Taiwan. Hillman purchases a significant variety of our products for resale from multiple vendors located in China and Taiwan. The purchase price of these products is routinely negotiated in U.S. dollar amounts rather than the local currency of the vendors and our suppliers' profit margins decrease when the U.S. dollar declines in value relative to the local currency. This puts pressure on our suppliers to increase prices to us. The U.S. dollar increased in value relative to the RMB by approximately 2.49% in 2014, increased by 4.40% in 2015, and increased by 2.73% during the period ended June 30, 2016. The U.S. dollar increased in value relative to the Taiwan dollar by approximately 5.93% in 2014, increased by 3.77% in 2015, and declined by 1.80% during the period ended June 30, 2016.
In addition, the negotiated purchase price of our products may be dependent upon market fluctuations in the cost of raw materials such as steel, zinc, and nickel used by our vendors in their manufacturing processes. The final purchase cost of our products may also be dependent upon inflation or deflation in the local economies of vendors in China and Taiwan that could impact the cost of labor used in the manufacturing of our products. The Company does identify the directional impact of changes in our product cost, but the quantification of each of these variable impacts cannot be measured as to the individual impact on our product cost with a sufficient level of precision.
Hillman is also exposed to risk of unfavorable changes in Canadian dollar exchange rate versus the U.S. dollar. The Company's sales in Canada are denominated in Canadian dollars while a majority of the products are sourced in U.S. dollars. A weakening of the Canadian dollar versus the U.S. dollar results in lower sales in terms of U.S. dollars while the cost of sales remains unchanged. The Company has a practice of hedging some of its Canadian subsidiary's purchases denominated in U.S. dollars. The U.S. dollar increased in value relative to the Canadian dollar by approximately 9.07% in 2014, increased by 19.30% in 2015, and decreased by 6.00% during the period ended June 30, 2016. In response, the Company has implemented price increases in the Canada operating segment during 2015 and 2016. The Company may take future pricing action, when warranted, in an attempt to offset a portion of product cost increases. The ability of the Company's operating divisions to institute price increases and seek price concessions, as appropriate, is dependent on competitive market conditions.
The Three Month Period Ended June 30, 2016 vs the Three Month Period Ended June 30, 2015
Net Sales
The net sales for the second quarter of 2016 were $226.9 million, an increase of $10.1 million compared to the net sales of $216.8 million for the second quarter of 2015. The increase over prior year was primarily the result of a $5.4 million increase sales of nails, deck screws, and drywall screws ("NDD line") from the the completion of the 2015 product introduction and $4.7 million improvement in fastener sales partly due to the new AutoZone contract in 2016.
Cost of Sales
The Company’s cost of sales was $122.1 million, or 53.8% of net sales, in the second quarter of 2016, an increase of $3.1 million compared to $119.0 million, or 54.9% of net sales, in the second quarter of 2015. The decrease of 1.1% in cost of sales, expressed as a percent of net sales, in the second quarter of 2016 compared to the second quarter of 2015 was due to a 1.7% decrease for the reduction in air freight costs, domestic sourcing, and other costs associated with the introduction of the new NDD line in the prior year which was partially offset by a 0.4% increase for changes in product mix and a 0.1% increase for higher customer discounts in 2016.

Expenses
Operating expenses were approximately $84.8 million in the three months ended June 30, 2016, an increase of $4.2 million, compared to $80.6 million in the three months ended June 30, 2015. The primary reason for the increase in operating expenses was the additional variable costs associated with the $10.1 million increase in net sales. The following changes in underlying trends impacted the change in operating expenses:

•
Selling expense was $28.7 million, or 12.7% of net sales, in the second quarter of 2016, an increase of $1.5 million compared to $27.2 million, or 12.6% of net sales, in the second quarter of 2015. The increase in selling expense was primarily due to higher compensation and benefits expense to accommodate sales growth with big box retail and traditional customers.

•
Warehouse and delivery expenses were $27.9 million, or 12.3% of net sales, in the second quarter of 2016, an increase of $1.5 million compared to warehouse and delivery expenses of $26.4 million, or 12.2% of net sales, in the second quarter of 2015. The increase in warehouse and delivery expenses was primarily due to a $0.8 million increase in compensation and benefits expense, $0.4 million increase in outside storage expense, and $0.3 million increase in freight and shipping supplies to accommodate sales growth with big box retail and traditional customers.

•
General and administrative (“G&A”) expenses were $9.7 million in the second quarter of 2016, a decrease of $1.2 million compared to $10.9 million in the second quarter of 2015. The decrease was primarily due to $3.0 million in higher management restructuring and severance costs in the second quarter of 2015 which were partially offset by higher variable compensation and benefits in the second quarter of 2016.

•
Stock compensation expense was $0.5 million in the second quarter of 2016 compared to $0.1 million in the second quarter of 2015. The increase of $0.4 million was due to the issuance of stock options and restricted stock during 2015 and in the first two quarters of 2016.

•
Depreciation expense was $8.1 million in the second quarter of 2016 as compared to the depreciation expense of $7.0 million in the second quarter of 2015. The primary reason for the increase in depreciation expense was the fixed asset additions of key and engraving machines and software related to the Company's ERP system.

•	Amortization expense of $9.5 million in the second quarter of 2016 was consistent with the amortization expense of $9.5 million in the second quarter of 2015.

•
Other expense was $0.3 million in the second quarter of 2016 compared to other income of $0.7 million in the second quarter of 2015. The reduction in other income was due to the $0.7 million gain on sale of assets in 2015 and $0.3 million of expense on the interest rate swaps in 2016.

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
(dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$416,504	100.0%	$397,514	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	225,056	54.0%	222,335	55.9%
Selling	57,928	13.9%	55,171	13.9%
Warehouse & delivery	53,097	12.7%	48,771	12.3%
General & administrative	20,232	4.9%	22,096	5.6%
Stock compensation	1,118	0.3%	257	0.1%
Transaction, acquisition and integration	—	—%	257	0.1%
Depreciation	16,420	3.9%	14,508	3.6%
Amortization	18,954	4.6%	19,035	4.8%
Management fees to related party	272	0.1%	306	0.1%
Other expense	451	0.1%	512	0.1%
Income from operations	22,976	5.5%	14,266	3.6%
Interest expense, net	25,909	6.2%	25,244	6.4%
Interest expense on junior subordinated notes	6,304	1.5%	6,305	1.6%
Investment income on trust common securities	(189)	—%	(189)	—%
Loss before income taxes	(9,048)	(2.2)%	(17,094)	(4.3)%
Income tax benefit	(2,950)	(0.7)%	(2,686)	(0.7)%
Net loss	$(6,098)	(1.5)%	$(14,408)	(3.6)%

The Six Month Period Ended June 30, 2016 vs the Six Month Period Ended June 30, 2015
Net Sales

Net sales for the first six months of 2016 were $416.5 million compared to net sales of $397.5 million during the six month period ended June 30, 2015. The $19.0 million increase over prior year was primarily the result of a $9.3 million increase in sales of NDD line from the completion of the 2015 product introduction, $8.0 million increase in fastener sales partly due to the new AutoZone contract in 2016, and $1.0 million higher sales of builders hardware products.
Cost of Sales
The Company’s cost of sales was $225.1 million, or 54.0% of net sales, in the first six months of 2016, an increase of $2.8 million compared to $222.3 million, or 55.9% of net sales, in the six month period ended June 30, 2015. The decrease of 1.9% in cost of sales, expressed as a percent of net sales, in the first six months of 2016 compared to the first six months of 2015 was due to a 2.8% decrease for the reduction in air freight, domestic sourcing, and other costs associated with the introduction of the new NDD line in prior year which was partially offset by a 0.4% increase for the Canadian dollar weakening and a 0.4% increase for higher customer discounts in 2016.

Expenses

Operating expenses were approximately $168.5 million in the six months ended June 30, 2016, an increase of $7.6 million, compared to $160.9 million in the six months ended June 30, 2015. The primary reason for the increase in operating expenses was the additional variable costs associated with the $19.0 million increase in net sales. The following changes in underlying trends impacted the change in operating expenses:

•
Selling expense was $57.9 million, or 13.9% of net sales, in the first six months of 2016, an increase of $2.7 million compared to $55.2 million, or 13.9% of net sales, in the six month period ended June 30, 2015. The increase in selling expense was primarily due to compensation and benefits expense to accommodate sales growth with big box retail and traditional customers.

•
Warehouse and delivery expenses were $53.1 million, or 12.7% of net sales, in the first six months of 2016, an increase of $4.3 million compared to warehouse and delivery expenses of $48.8 million, or 12.3% of net sales, in the six month period ended June 30, 2015. The increase in warehouse and delivery expense was primarily due to $2.0 million increase in compensation and benefits expense, $1.4 million increase in freight, and $0.9 million increase in off-site storage to accommodate sales growth with big box retail and traditional customers.

•
General and administrative (“G&A”) expenses were $20.2 million, or 4.9% of net sales, in the first six months of 2016, a decrease of $1.9 million compared to $22.1 million, or 5.6% of net sales, in the period ended June 30, 2015. The decrease was primarily due to $4.7 million in higher management restructuring and severance costs in the first six months of 2015 which were partially offset by higher variable compensation and benefits in the first six months of 2016.

•
Stock compensation expense was $1.1 million in the first six months of 2016 compared to $0.3 million in the six month period ended June 30, 2015. The increase was due to the issuance of stock options and restricted stock during 2015 and in the first two quarters of 2016.

•
Depreciation expense was $16.4 million in the first six months of 2016 compared to $14.5 million in the period ended June 30, 2015. The primary reason for the increase in depreciation expense was the fixed asset additions of key and engraving machines and software related to the Company's ERP system.

•	Amortization expense of $19.0 million in the first six months of 2016 was consistent with the amortization expense of $19.0 million in the six month period ended June 30, 2015.

•	Other expense of $0.5 million in the first six months of 2016 was consistent with other expense of $0.5 million in the six month period ended June 30, 2015.

Results of Operations – Operating Segments

The following table provides supplemental information regarding the Company's net sales and profitability by operating segment for the three and six months ended June 30, 2016 and 2015 (in 000’s):

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Revenues
United States, excluding All Points	$179,864	$167,821	$335,225	$311,942
All Points	5,228	5,628	9,450	10,741
Canada	40,166	41,133	68,299	70,549
Mexico	1,514	1,844	3,225	3,555
Australia	128	392	305	727
Total revenues	$226,900	$216,818	$416,504	$397,514
Segment income (loss) from operations
United States, excluding All Points	$17,544	$15,679	$20,435	$12,956
All Points	569	481	924	815
Canada	2,503	1,062	1,763	791
Mexico	(390)	127	(187)	263
Australia	(201)	(133)	41	(559)
Total income from operations	$20,025	$17,216	$22,976	$14,266
The Three Month Period Ended June 30, 2016 vs the Three Month Period Ended June 30, 2015

Net Sales
Net sales for the three months ended June 30, 2016 increased $10.1 million compared to the net sales for the three months ended June 30, 2015. The United States, excluding All Points operating segment, increased net sales by $12.0 million primarily due to $8.0 million higher fastener sales partially due to the new AutoZone contract in 2016 and $4.4 million higher sales of NDD line products due to completion of the 2015 product introduction. The Canada net sales decreased by $1.0 million as a result of the unfavorable conversion of the local currency to U.S. dollars which was partially offset by volume growth and price increases implemented to offset the impact of the weakening Canadian dollar. The All Points net sales decreased by $0.4 million primarily due to the lower fastener sales in the second quarter of 2016 as compared to the prior year period. The revenue impact of the remaining operating segments was not material to the overall variance between the two periods.
Cost of Sales
Cost of sales for the U.S. segment was $90.7 million, or 50.4% of net sales, in the three months ended June 30, 2016, compared to $86.1 million, or 51.3% of net sales, in the three months ended June 30, 2015. The decrease of 0.9% in the U.S. segment's cost of sales as a percentage of net sales in the second quarter of 2016 was due to a $2.6 million reduction in air freight costs and $1.1 million of domestic sourcing costs associated with the introduction of the new NDD line in the prior year which was partially offset by an unfavorable shift in product mix. Cost of sales for the Canada segment was $26.6 million, or 66.3% of net sales, in the three months ended June 30, 2016 compared to $27.5 million, or 66.8% of net sales, in the three months ended June 30, 2015.

Expenses
Operating expenses were approximately $84.8 million in the three months ended June 30, 2016, an increase of $4.2 million, compared to $80.6 million in the three months ended June 30, 2015. The primary reason for the increase in operating expenses was the additional variable costs associated with the $10.1 million increase in net sales. The majority of the higher operating expenses were incurred in the United States, excluding All Points operating segment.

•
Selling, general, and administrative (“SG&A”) expense for the U.S. segment was $55.0 million in the three months ended June 30, 2016, an increase of $4.3 million, compared to $50.7 million in the three months ended June 30, 2015. The increase in SG&A expense was primarily due to $2.1 million higher selling expense and $2.1 million higher warehouse costs in the 2016 period related to the higher sales volume. The SG&A expense for the Canada segment was $2.0 million lower in the second quarter of 2016 compared to the prior year primarily as a result of $0.6 million lower warehouse and delivery expenses and $0.9 lower restructuring related expense. The SG&A expense of the other operating segments was comparable to the prior year period.

•
Depreciation and amortization expense for the U.S. segment was $16.6 million in the three months ended June 30, 2016 compared to $15.5 million in the three months ended June 30, 2015. The primary reason for the increase in depreciation expense was the fixed asset additions of key and engraving machines and software related to the Company's ERP system. The change in depreciation and amortization expense for the other operating segments was not significant.

•
Other income for the U.S. segment was $0.1 million in the three months ended June 30, 2016 compared to $0.3 million in the three months ended June 30, 2015. The decrease in other income in the second quarter of 2016 was primarily due to less income on the interest rate swaps. Other income for the Canada segment was $0.1 million in the three months ended June 30, 2016 compared to the other income of $0.5 million in the three months ended June 30, 2015. The reduction in other income was due to the $0.7 million gain on sale of assets in 2015 offset by foreign currency exchange gains in 2016. Other (income) expense for the other operating segments was comparable to the prior year period.

The Six Month Period Ended June 30, 2016 vs the Six Month Period Ended June 30, 2015

Net Sales
Net sales for the six months ended June 30, 2016 increased $19.0 million compared to the net sales for the six months ended June 30, 2015. The United States, excluding All Points operating segment, generated additional net sales of $23.3 million. The increase was primarily related to $15.4 million higher fastener sales partially due to the new AutoZone contract and $6.9 million higher sales of NDD line products due to completion of the 2015 product introduction. The All Points net sales decreased by $1.3 million primarily due to the lower fastener sales in the 2016 period as compared to the prior year period. Canada's net sales were favorable in their local currency due to the growth of new business, and price increases in the second half of 2015, but were unfavorable in the U.S. dollar reporting currency by $2.3 million as a result of the unfavorable conversion of their local currency to U.S. dollars. The revenue impact of the remaining operating segments was not material to the overall variance between the two periods.
Cost of Sales
Cost of sales for the U.S. segment was $170.7 million, or 50.9% of net sales, in the six months ended June 30, 2016, compared to $165.1 million, or 52.9% of net sales, in the six months ended June 30, 2015. The decrease of 2% in the U.S. segment's cost of sales as a percentage of net sales in the period ended June 30, 2016 was due to the $7.8 million reduction in air freight and domestic sourcing costs associated with the introduction of the new NDD line in prior year which was partially offset by an unfavorable shift in product mix and increase in customer discounts. Cost of sales for the Canada segment was $45.8 million, or 67.1% of net sales, in the six months ended June 30, 2016 compared to $47.0 million, or 66.6% of net sales, in the six months ended June 30, 2015. The Canada segment cost of sales as a percentage of net sales increased in the period ended June 30, 2016 as a result of higher U.S. dollar denominated product costs and unfavorable currency exchange rates between the Canadian and U.S. dollar.

Expenses
Operating expenses were approximately $168.5 million in the six months ended June 30, 2016, an increase of $7.6 million, compared to $160.9 million in the six months ended June 30, 2015. The primary reason for the increase in operating expenses was the additional variable costs associated with the $19.0 million increase in net sales. The majority of the higher operating expenses were incurred in the United States, excluding All Points operating segment.

•
Selling, general, and administrative (“SG&A”) expense for the U.S. segment was $109.9 million in the six months ended June 30, 2016, an increase of $9.0 million, compared to $100.9 million in the six months ended June 30, 2015. The increase in SG&A expense was primarily due to $5.1 million higher warehouse costs and $3.5 million higher selling costs in the 2016 period related to the higher sales volume. The SG&A expense for the Canada segment was $2.9 million lower in the period ended June 30, 2016 compared to the prior year period primarily as a result of $0.8 million lower warehouse and delivery costs, $0.6 million lower selling expense, and $1.3 lower restructuring related expense. The SG&A expense of the other operating segments was comparable to the prior year period.

•
Depreciation and amortization expense for the U.S. segment was $33.4 million in the six months ended June 30, 2016 compared to $31.4 million in the six months ended June 30, 2015. The primary reason for the increase in depreciation expense was the fixed asset additions of key and engraving machines and software related to the Company's ERP system. The change in depreciation and amortization expense for the other operating segments was not significant.

•
Other expense for the U.S. segment was $0.5 million in the six months ended June 30, 2016 compared to $1.2 million in the six months ended June 30, 2015. The decrease in other expense in the six months period ended June 30, 2016 was primarily due to lower losses on the interest rate swaps when adjusted to fair value during the period ended June 30, 2016. Other income for the Canada segment was $0.2 million in the six months ended June 30, 2016 compared to the other income of $1.2 million in the six months ended June 30, 2015. The decrease in other income was due to the $0.7 million gain on sale of assets in 2015 and lower foreign currency exchange gains in 2016. The increase in other income was due to foreign currency exchange gains. Other (income) expense for the other operating segments was comparable to the prior year period.

Income Taxes

In the three month period ended June 30, 2016, the Company recorded an income tax provision of $2.4 million on pre-tax income of $4.1 million. In the six month period ended June 30, 2016, the Company recorded an income tax benefit of $3.0 million on a pre-tax loss of $9.0 million. The effective income tax rates were 57.4% and 32.6%, respectively, for the three and six month periods ended June 30, 2016.

In the three month period ended June 30, 2015, the Company recorded an income tax provision of $6.1 million on pre-tax income of $1.5 million. In the six month period ended June 30, 2015, the Company recorded an income tax benefit of $2.7 million on a pre-tax loss of $17.1 million. The effective income tax rates were 395.0% and 15.7%, respectively, for the three and six month periods ended June 30, 2015.

The difference between the effective income tax rate and the federal statutory rate in the three and six month periods ended June 30, 2016 was affected by a valuation reserve recorded to offset the deferred tax assets of a foreign subsidiary. The effective income tax rate in the three and six month periods ended June 30, 2016 was also affected by the benefit recorded to reconcile a foreign subsidiary’s 2015 income tax return as filed to the tax provision recorded for financial statement purposes. The net effect of the reconciliation was recorded in the current period as required by the accounting standard. The remaining differences between the effective income tax rate and the federal statutory rate in the three and six month periods ended June 30, 2016 were primarily due to state and foreign income taxes.

The difference between the effective income tax rate and the federal statutory rate in the three and six month periods ended June 30, 2015 was affected by a valuation reserve recorded to offset the deferred tax assets of a foreign subsidiary. The effective income tax rate in the three and six month periods ended June 30, 2015 was also affected by the change, in the second quarter, of the estimated annual effective tax rate used to compute the interim tax provision as required by ASC 740-270, the accounting guidance established for computing income taxes in interim periods. The net effect of the change was recorded in the current period as required by the accounting standard. The remaining differences between the effective income tax rate and the federal statutory rate in the three and six month periods ended June 30, 2015 were primarily due to state and foreign income taxes.

Liquidity and Capital Resources
Cash Flows
The statements of cash flows reflect the changes in cash and cash equivalents for the six months ended June 30, 2016 and 2015 by classifying transactions into three major categories: operating, investing, and financing activities.
Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2016 was $36.1 million and was the result of the$28.8 million net loss adjusted for non-cash items for depreciation, amortization, loss on dispositions of property and equipment, deferred taxes, deferred financing, stock-based compensation, other non-cash interest, and change in value of interest rate swap which was increased by cash related adjustments of $7.3 million for routine operating activities, represented by changes in accounts receivable, inventories, accounts payable, accrued liabilities, and other items. During the six months ended June 30, 2016, routine operating activities provided cash through a $18.0 million decrease in inventories, $7.7 million increase in accounts payable, $0.3 million increase in other accrued liabilities, and $0.1 million increase in other items. This was partially offset by a $14.7 million increase in accounts receivable and $4.0 million increase in other assets. In the first six months of 2016, the seasonal increases in accounts receivable and accounts payable along with the management’s efforts to improve working capital were the primary contributors of cash flow provided by operating activities for the period.

Net cash used by operating activities for the six months ended June 30, 2015 was $39.8 million and was the result of the $18.1 million net loss adjusted for non-cash items for depreciation, amortization, gain on dispositions of property and equipment, deferred taxes, deferred financing, stock-based compensation, other non-cash interest, and change in value of interest rate swap which was offset by cash related adjustments of $57.9 million for routine operating activities, represented by changes in accounts receivable, inventories, accounts payable, accrued liabilities, and other items. During the six months ended June 30, 2015, routine operating activities used cash through an increase in accounts receivable of $32.0 million, increase in inventories of $55.7 million, and $1.2 million increase in other assets. This was partially offset by an increase in accounts payable of $28.5 million and an increase in other accrued liabilities of $2.4 million. In the first six months of 2015, the seasonal increases in accounts receivable and inventory, and effects of the NDD line roll-out, were the primary uses of cash flow from operating activities for the period.
Investing Activities
Net cash used by investing activities for the six months ended June 30, 2016 was $16.9 million and consisted of capital expenditures of $5.7 million for computer software and equipment, $4.9 million for key duplicating machines, $3.5 million for other machinery and equipment, and $2.8 million for engraving machines.

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
Financing Activities
Net cash used by financing activities was $14.9 million for the six months ended June 30, 2016. The borrowings on revolving credit loans provided $16.0 million. The Company used cash to pay $28.0 million on the revolving credit loans, $2.8 million in principal payments on the senior term loan under the Senior Facilities, and $0.1 million in principal payments under capitalized lease obligations.

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
Liquidity
The Company’s management believes that projected cash flows from operations and revolver availability will be sufficient to fund working capital and capital expenditure needs for the next 12 months. The Company’s working capital (current assets minus current liabilities) position of $234.4 million as of June 30, 2016 represents a decrease of $13.9 million from the December 31, 2015 level of $248.3 million.

Contractual Obligations
The Company’s contractual obligations in thousands of dollars as of June 30, 2016 were as follows:

		Payments Due
Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Junior Subordinated Debentures (1)	129,186	$—	$—	$—	$129,186
Interest on Jr Subordinated Debentures	137,603	12,231	24,463	24,463	76,446
Senior Term Loans	539,000	5,500	11,000	522,500	—
Bank Revolving Credit Facility	16,000	—	—	16,000	—
6.375% Senior Notes	330,000	—	—	—	330,000
KeyWorks License Agreement	1,748	396	750	602	—
Interest Payments (2)	245,296	45,433	89,906	88,919	21,038
Operating Leases	54,417	10,101	13,190	8,567	22,559
Deferred Compensation Obligations	1,546	260	—	—	1,286
Capital Lease Obligations (3)	445	209	188	48	—
Purchase Obligations (4)	321	263	58	—	—
Other Obligations	1,421	547	699	175	—
Uncertain Tax Position Liabilities	2,066	—	58	—	2,008
Total Contractual Cash Obligations (5)	$1,459,049	$74,940	$140,312	$661,274	$582,523

(1)	The junior subordinated debentures liquidation value is approximately $108,704.

(2)
Interest payments for borrowings under the Senior Facilities, the 6.375% Senior Notes, and Revolver borrowings. Interest payments on the variable rate Senior Term Loans were calculated using 5.70% for the notional amount of $130,000 under interest rate swap agreements and the actual interest rate of 4.50% as of June 30, 2016 was used for the remaining amount of the Senior Term Loans. Interest payments on the 6.375% Senior Notes were calculated at their fixed rate.  Interest payments on the Revolver borrowings were calculated using the actual interest rate of 3.88% and outstanding borrowings at June 30, 2016, through the Revolver maturity date.

(3)	Includes accrued interest of $26.

(4)
The Company has a purchase agreement with our supplier of key blanks which requires minimum purchases of 100 million key blanks per year. To the extent minimum purchases of key blanks are below 100 million, the Company must pay the supplier $0.0035 per key multiplied by the shortfall. Since the inception of the contract in 1998, the Company has purchased more than the requisite 100 million key blanks per year from the supplier. In 2013, the Company extended this contract through the end of 2016.

(5)
All of the contractual obligations noted above are reflected on the Company’s condensed consolidated balance sheet as of June 30, 2016 except for the interest payments, purchase obligations, and operating leases.

As of June 30, 2016, the Company had no material purchase commitments for capital expenditures.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Borrowings
As of June 30, 2016, the Company had $48.4 million available under the Senior Facilities. The Company had approximately $555.4 million of outstanding debt under its Senior Facilities at June 30, 2016, consisting of $539.0 million in a term loan, $16.0 million in Revolver borrowings, and $0.4 million in capitalized lease and other obligations. The term loan consisted of a $539.0 million Term B-2 Loan at an interest rate of 4.5%. The Revolver borrowings consisted of $16.0 million at an interest rate of 3.88% and the capitalized lease obligations were at various interest rates.
At June 30, 2016 and December 31, 2015, the Company’s borrowings were as follows:

	June 30, 2016			December 31, 2015
(dollars in thousands)	Facility Amount	Outstanding Amount	Interest Rate	Facility Amount	Outstanding Amount	Interest Rate
Term B-2 Loan		$539,000	4.50%		$541,750	4.50%
Revolving credit facility	$70,000	16,000	3.88%	$70,000	28,000	3.95%
Capital leases & other obligations		419	various		527	various
Total secured credit		555,419			570,277
Senior notes		330,000	6.375%		330,000	6.375%
Total borrowings		$885,419			$900,277
Descriptions of the Company’s credit agreement governing the Senior Facilities, as amended, and the Senior Notes are contained in the “Financing Arrangements” section of this report on Form 10-Q.

Debt Covenants
Terms of the Senior Facilities subject the Company to a revolving facility test condition whereby a senior secured leverage ratio covenant of no greater than 6.5 times last twelve months Credit Agreement Consolidated Adjusted EBITDA comes into effect if more than 35% of the total Revolver commitment is drawn or utilized in letters of credit at the end of a fiscal quarter. If this covenant comes into effect, it may restrict the Company’s ability to incur debt, make investments, pay interest on the Junior Subordinated Debentures, or undertake certain other business activities. As of June 30, 2016, the total revolving credit commitment of the Company was 31% utilized and the senior secured leverage ratio covenant was not in effect. Below are the calculations of the financial covenant with the Senior Facilities requirement for the twelve trailing months ended June 30, 2016:

(dollars in thousands)	Actual	Ratio Requirement
Secured Leverage Ratio
Term B-2 Loan	$539,000
Revolving credit facility	16,000
Capital leases & other obligations	419
Cash and cash equivalents	(15,934)
Total debt	539,485
Credit Agreement Consolidated Adjusted EBITDA (1)	135,664
Leverage ratio (must be below requirement)	3.98	6.50
(1) Credit Agreement Consolidated Adjusted EBITDA for the twelve months ended June 30, 2016 is presented in the following Adjusted EBITDA section.

Credit Agreement Consolidated Adjusted EBITDA
Adjusted EBITDA is not a presentation made in accordance with U.S. generally accepted accounting principles (“GAAP”), and as such, should not be considered a measure of financial performance or condition, liquidity, or profitability. It should not be considered an alternative to GAAP-based net income or income from operations or operating cash flows. Further, because not all companies use identical calculations, amounts reflected by the Company as Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Management believes the information shown below is relevant as it presents the amounts used to calculate covenants which are provided to our lenders. Non-compliance with our debt covenants could result in the requirement to immediately repay all amounts outstanding under such agreements.

The reconciliation of Net (Loss) Income to Adjusted EBITDA for the three months ended June 30, 2016 and 2015 and reconciliation of Net (Loss) Income to Credit Agreement Consolidated Adjusted EBITDA for the year ended December 31, 2015 and the twelve trailing months ("TTM") ended June 30, 2016 and 2015 follows:

	Three Months Ended		Six Months Ended		Year	TTM	TTM
	June 30,		June 30,		Ended	June 30,	June 30,
	2016	2015	2016	2015	2015	2016	2015
Net (loss) income	$1,746	$(4,543)	$(6,098)	$(14,408)	$(23,083)	$(14,773)	$(17,555)
Income tax expense (benefit)	2,356	6,083	(2,950)	(2,686)	(12,334)	(12,598)	(2,646)
Interest expense, net	12,866	12,618	25,909	25,244	50,584	51,249	52,494
Interest expense on junior subordinated debentures	3,152	3,152	6,304	6,305	12,609	12,608	12,610
Investment income on trust common securities	(95)	(94)	(189)	(189)	(378)	(378)	(378)
Depreciation	8,050	6,971	16,420	14,508	29,027	30,939	31,785
Amortization	9,491	9,518	18,954	19,035	38,003	37,922	38,163
EBITDA	37,566	33,705	58,350	47,809	94,428	104,969	114,473

Stock compensation expense	524	53	1,118	257	1,290	2,151	932
Management fees	136	155	272	306	630	596	582
Foreign exchange (gain) loss	(85)	1,052	203	921	5,170	4,452	295
Acquisition and integration expense	—	92	—	257	257	—	1,186
Legal fees and settlements	379	369	866	884	1,739	1,721	1,548
Restructuring costs	174	2,445	608	5,620	9,934	4,922	6,817
Other adjustments	18	(279)	659	1,264	1,756	1,151	2,198
Adjusted EBITDA	$38,712	$37,592	$62,076	$57,318	$115,204	$119,962	$128,031

Pro-forma purchasing savings (1)	2,523	—	4,817	—	—	10,679	—
2015 costs to enter NDD market (2)	—	5,126	—	11,880	15,048	3,168	11,880
2015 costs to secure Canadian Tire Company new business	—	—	—	—	1,855	1,855	—
Credit Agreement Consolidated Adjusted EBITDA (3)	$41,235	$42,718	$66,893	$69,198	$132,107	$135,664	$139,911

1) Represents the annual pro-forma impact of run-rate cost savings (net of amounts already realized) agreed with vendors, based on savings calculated against forecasted stock keeping unit volume and negotiated price reductions from our top suppliers.

2) Represents the amounts spent on airfreight, other expedited delivery costs, and higher domestic sourcing costs to procure NDD product for the Company's entrance into the NDD market.

3) Consolidated Adjusted EBITDA calculated in accordance with the Credit Agreement.

Critical Accounting Policies and Estimates
Significant accounting policies and estimates are summarized in the notes to the condensed consolidated financial statements. Some accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts, and other information from outside sources, as appropriate. Management believes that these estimates and assumptions are reasonable based on the facts and circumstances as of June 30, 2016, however, actual results may differ from these estimates under different assumptions and circumstances.
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
In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customer. This guidance amends the principal-versus-agent implementation guidance and illustrations in ASU 2014-09. This ASU clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. Therefore, for contracts involving more than one specified good or service, the entity may be the principal for one or more specified goods or services and the agent for others. This ASU has the same effective date as the new revenue standard, ASU 2014-09, and entities are required to adopt this ASU by using the same transition method used to adopt the new revenue standard. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. This ASU clarifies the implementation guidance on identifying performance obligations and licensing on the previously issued ASU 2014-09, Revenue from Contracts with Customers. In May 2016, the FASB issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting. ASU 2016-11 rescinds several SEC Staff Announcements that are codified in Topic 605, including, among other items, guidance relating to accounting for shipping and handling fees and freight services. In May 2016, the FASB also issued ASU 2016-12, which provided narrow scope improvements and practical expedients related to ASU 2014-09, Revenue from Contracts with Customers. The improvements address completed contracts and contract modifications at transition, noncash consideration, the presentation of sales taxes and other taxes collected from customers, and assessment of collectability when determining whether a transaction represents a valid contract. ASU 2016-10, ASU 2016-11, and ASU 2016-12 are effective for the fiscal year ending December 31, 2018, and for interim periods within that year. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that year. ASU 2016-10 and ASU 2016-11 can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. We are currently assessing the transition method and impact of implementing this guidance on our Condensed Consolidated Financial Statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The Company has adopted this standard in the first quarter of 2016. As a result of adopting this guidance, the Company recorded a reduction to deferred financing fees and a corresponding reduction to long term liabilities of approximately $17.8 and $19.4 as of March 31, 2016 and December 31, 2015, respectively. There was no impact on Condensed Consolidated Statement of Comprehensive Loss or Cash Flows as a result of the adoption of this guidance.
In November 2015, the FASB issued the ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. The intent is to simplify the presentation of deferred income taxes. The amendments in the update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this update apply to all entities that present a classified statement of financial position. For public business entities, the amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The Company has elected early adoption of this standard in the first quarter of 2016. There was no impact on Condensed Consolidated Statement of Comprehensive Loss or Cash Flows as a result of the adoption of this guidance. Prior periods were not retrospectively adjusted.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this update require lessees, among other things, to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous authoritative guidance. This update also introduces new disclosure requirements for leasing arrangements. The new guidance will be effective for public business entities for annual periods beginning after December 15, 2018, and interim periods therein. Early adoption will be permitted for all entities. The new standard is required to be applied with a modified retrospective approach to each prior reporting period presented with various optional practical expedients. We are currently evaluating the impact of implementing this guidance on our Condensed Consolidated Financial Statements.
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU affects entities that issue share-based payment awards to their employees. The ASU is designed to simplify several aspects of accounting for share-based payment award transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows, and forfeiture rate calculations. This ASU will become effective for the Company on January 1, 2017. Early adoption is permitted in any interim or annual period. The Company has elected early adoption of this standard in the first quarter of 2016. There was no impact on Condensed Consolidated Statement of Comprehensive Loss or Cash Flows as a result of the adoption of this guidance. Prior periods were not retrospectively adjusted.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses. The ASU sets forth a “current expected credit loss” (CECL) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of this ASU on its Condensed Consolidated Financial Statements.

Item 3.
Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Exposure
The Company is exposed to the impact of interest rate changes as borrowings under the Senior Facilities bear interest at variable interest rates. It is the Company's policy to enter into interest rate swap and interest rate cap transactions only to the extent considered necessary to meet our objectives.
Based on the Company's exposure to variable rate borrowings at June 30, 2016, after consideration of the Company's LIBOR floor rate and interest rate swap agreements, a one percent (1%) change in the weighted average interest rate for a period of one year would change the annual interest expense by approximately $4.3 million.

Foreign Currency Exchange
The Company is exposed to foreign exchange rate changes of the Australian, Canadian, and Mexican currencies as it impacts the $150.4 million tangible and intangible net asset value of our Australian, Canadian, and Mexican subsidiaries as of June 30, 2016. The foreign subsidiaries net tangible assets were $78.0 million and the net intangible assets were $72.4 million as of June 30, 2016.
The Company utilizes foreign exchange forward contracts to manage the exposure to currency fluctuations in the Canadian dollar versus the U.S. Dollar. See Note 11, Derivatives and Hedging, of the Notes to Condensed Consolidated Financial Statements.

Item 4.
Controls and Procedures
Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of June 30, 2016, in ensuring that material information relating to the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds.
Not Applicable
Item 3. – Defaults Upon Senior Securities.
Not Applicable
Item 4. – Mine Safety Disclosures.
Not Applicable
Item 5. – Other Information.
Not Applicable

Item 6. – Exhibits.

a)	Exhibits, including those incorporated by reference.

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act
31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act
32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1 *	Supplemental Consolidating Guarantor and Non-Guarantor Financial Information
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the Securities and Exchange Commission on August 15, 2016, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, (iv) Condensed Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2016, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
THE HILLMAN COMPANIES, INC.

/s/ Jeffrey S. Leonard	/s/ Nicholas P. Ruffing
Jeffrey S. Leonard	Nicholas P. Ruffing
Chief Financial Officer	Controller
(Chief Accounting Officer)
DATE: August 15, 2016