Form 10-Q
period 2016-09-30
HILLMAN COMPANIES INC
filed 2016-11-14
CIK 1029831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
On November 14, 2016, 5,000 shares of the Registrant’s common stock were issued and outstanding and 4,217,724 Trust Preferred Securities were issued and outstanding by the Hillman Group Capital Trust. The Trust Preferred Securities trade on the NYSE Amex under symbol HLM.Pr.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(dollars in thousands)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$5,443	$11,385
Accounts receivable, net of allowances of $849 ($601 - 2015)	81,849	73,581
Inventories, net	230,527	243,683
Deferred income taxes, net	—	13,881
Other current assets	11,720	10,541
Total current assets	329,539	353,071
Property and equipment, net of accumulated depreciation of $67,407 ($43,074 - 2015)	115,922	110,392
Goodwill	616,578	615,515
Other intangibles, net of accumulated amortization of $85,302 ($56,782 - 2015)	726,321	753,483
Other assets	11,937	12,538
Total assets	$1,800,297	$1,844,999
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$70,697	$65,008
Current portion of senior term loans	5,500	5,500
Current portion of capitalized lease and other obligations	158	217
Accrued expenses:
Salaries and wages	9,459	5,408
Pricing allowances	4,595	7,216
Income and other taxes	3,470	2,982
Interest	4,517	9,843
Other accrued expenses	9,451	8,548
Total current liabilities	107,847	104,722
Long term debt	974,274	1,004,819
Deferred income taxes, net	242,427	259,213
Other non-current liabilities	7,881	7,701
Total liabilities	$1,332,429	$1,376,455
Commitments and contingencies (Note 5)
Stockholders’ Equity:
Preferred stock, $.01 par, 5,000 shares authorized, none issued or outstanding at September 30, 2016 and December 31, 2015	—	—
Common stock, $.01 par, 5,000 shares authorized, issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Additional paid-in capital	547,445	545,754
Accumulated deficit	(48,555)	(42,020)
Accumulated other comprehensive loss	(31,022)	(35,190)
Total stockholders’ equity	467,868	468,544
Total liabilities and stockholders’ equity	$1,800,297	$1,844,999
The accompanying notes are an integral part of these financial statements.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) (Unaudited)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales	$211,528	$209,933	$628,032	$607,447
Cost of sales (exclusive of depreciation and amortization shown separately below)	111,039	113,840	336,095	336,175
Selling, general and administrative expenses	68,142	65,877	200,517	192,172
Transaction, acquisition and integration expenses	—	—	—	257
Depreciation	7,974	7,611	24,394	22,119
Amortization	9,481	9,488	28,435	28,523
Management fees to related party	148	156	420	462
Other (income) expense	(1,026)	2,528	(575)	3,040
Income from operations	15,770	10,433	38,746	24,699
Interest expense, net	12,671	12,603	38,580	37,847
Interest expense on junior subordinated debentures	3,152	3,152	9,456	9,457
Investment income on trust common securities	(95)	(95)	(284)	(284)
Income (loss) before income taxes	42	(5,227)	(9,006)	(22,321)
Income tax expense (benefit)	479	(5,187)	(2,471)	(7,873)
Net loss	$(437)	$(40)	$(6,535)	$(14,448)
Net loss from above	$(437)	$(40)	$(6,535)	$(14,448)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,726)	(6,385)	4,168	(17,270)
Total other comprehensive (loss) income	(1,726)	(6,385)	4,168	(17,270)
Comprehensive loss	$(2,163)	$(6,425)	$(2,367)	$(31,718)

The accompanying notes are an integral part of these financial statements.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(6,535)	$(14,448)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	52,829	50,642
Loss (gain) on sale of property and equipment	4	(551)
Deferred income taxes	(3,157)	(8,459)
Deferred financing and original issue discount amortization	1,979	2,046
Stock-based compensation expense	1,691	680
Loss on disposition of Australia assets	832	—
Other non-cash interest and change in value of interest rate swap	150	2,528
Changes in operating items:
Accounts receivable	(8,672)	(24,889)
Inventories	16,034	(56,100)
Other assets	(2,674)	(1,512)
Accounts payable	6,682	11,954
Other accrued liabilities	(3,287)	1,529
Other items, net	(273)	(507)
Net cash provided by (used for) operating activities	55,603	(37,087)
Cash flows from investing activities:
Proceeds from sale of property and equipment	—	2,230
Capital expenditures	(29,402)	(20,962)
Net cash used for investing activities	(29,402)	(18,732)
Cash flows from financing activities:
Repayments of senior term loans	(4,125)	(4,125)
Borrowings on revolving credit loans	16,000	53,000
Repayments of revolving credit loans	(44,000)	(2,000)
Principal payments under capitalized lease obligations	(198)	(127)
Proceeds from Holdco sale of stock	—	400
Purchase of Holdco stock from a former member of management	—	(540)
Net cash (used for) provided by financing activities	(32,323)	46,608
Effect of exchange rate changes on cash	180	(589)
Net (decrease) in cash and cash equivalents	(5,942)	(9,800)
Cash and cash equivalents at beginning of period	11,385	18,485
Cash and cash equivalents at end of period	$5,443	$8,685
Supplemental disclosure of cash flow information:
Interest paid on junior subordinated debentures	$9,172	$10,193
Interest paid	42,016	41,662
Income taxes paid	489	1,059

The accompanying notes are an integral part of these financial statements.

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

The accompanying unaudited condensed consolidated financial statements present information in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by U.S. generally accepted accounting principles for complete financial statements. Management believes that the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals and adjustments) necessary for a fair presentation. Operating results for the nine months ended September 30, 2016 do not necessarily indicate the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report filed on Form 10-K for the year ended December 31, 2015.

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
Reclassifications:
Certain amounts in the prior year financial statements were reclassified to conform to the current year’s presentation. These reclassifications had no impact on the prior periods' net income (loss), cash flows, or stockholders' equity. As a result of implementation of Accounting Standards Update ("ASU") No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) during the first quarter of 2016, the Company reclassified deferred financing fees from non-current assets to long term liabilities. The reclassification reduced deferred financing fees and long term liabilities by approximately $16,900 and $19,400 as of September 30, 2016 and December 31, 2015, respectively.

3. Recent Accounting Pronouncements:
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The update outlines a five-step model and related application guidance, which replaces most existing revenue recognition guidance. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date by one year making the guidance effective for us in the fiscal year ending December 31, 2018, and for interim periods within that year. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this standard recognized at the date of initial application. Early adoption is permitted as of the original effective date. The Company is currently assessing the transition method and impact of implementing this guidance on its Condensed Consolidated Financial Statements.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

3. Recent Accounting Pronouncements (continued):
In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customer. This guidance amends the principal-versus-agent implementation guidance and illustrations in ASU 2014-09. This ASU clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. Therefore, for contracts involving more than one specified good or service, the entity may be the principal for one or more specified goods or services and the agent for others. This ASU has the same effective date as the new revenue standard, ASU 2014-09, and entities are required to adopt this ASU by using the same transition method used to adopt the new revenue standard. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. This ASU clarifies the implementation guidance on identifying performance obligations and licensing on the previously issued ASU 2014-09, Revenue from Contracts with Customers. In May 2016, the FASB issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting. ASU 2016-11 rescinds several SEC Staff Announcements that are codified in Topic 605, including, among other items, guidance relating to accounting for shipping and handling fees and freight services. In May 2016, the FASB also issued ASU 2016-12, which provided narrow scope improvements and practical expedients related to ASU 2014-09, Revenue from Contracts with Customers. The improvements address completed contracts and contract modifications at transition, noncash consideration, the presentation of sales taxes and other taxes collected from customers, and assessment of collectability when determining whether a transaction represents a valid contract. ASU 2016-10, ASU 2016-11, and ASU 2016-12 are effective for the fiscal year ending December 31, 2018, and for interim periods within that year. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that year. ASU 2016-10, ASU 2016-11 and ASU 2016-12 can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently assessing the transition method and impact of implementing this guidance on its Condensed Consolidated Financial Statements.
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The Company has adopted this standard in the first quarter of 2016. As a result of adopting this guidance, the Company recorded a reduction to deferred financing fees and a corresponding reduction to long term liabilities of approximately $16,900 and $19,400 as of September 30, 2016 and December 31, 2015, respectively. There was no impact on Condensed Consolidated Statement of Comprehensive Loss or Cash Flows as a result of the adoption of this guidance.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this update require lessees, among other things, to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous authoritative guidance. This update also introduces new disclosure requirements for leasing arrangements. The new guidance will be effective for public business entities for annual periods beginning after December 15, 2018, and interim periods therein. Early adoption will be permitted for all entities. The new standard is required to be applied with a modified retrospective approach to each prior reporting period presented with various optional practical expedients. The Company is currently evaluating the impact of implementing this guidance on its Condensed Consolidated Financial Statements.

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

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The update amends the guidance in Accounting Standards Codification 230, Statement of Cash Flows, and clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows with the objective of reducing the existing diversity in practice related to eight specific cash flow issues. The amendments in this update are effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2016-15 to have a material impact on its Condensed Consolidated Financial Statements.

4. Goodwill and Other Intangible Assets:
Goodwill amounts by reporting unit are summarized as follows:

	Goodwill at	Acquisitions	Dispositions	Other (1)	Goodwill at
	December 31, 2015				September 30, 2016
United States, excluding All Points	$580,420	$—	$—	$—	$580,420
All Points	3,360	—	—	—	3,360
Canada	27,530	—	—	1,518	29,048
Mexico	4,205	—	—	(455)	3,750
Australia	—	—	—	—	—
Total	$615,515	$—	$—	$1,063	$616,578

(1)	These amounts relate to adjustments resulting from fluctuations in foreign currency exchange rates.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

4. Goodwill and Other Intangible Assets (continued):
Other intangibles, net, as of September 30, 2016 and December 31, 2015 consist of the following:

	Estimated Useful Life (Years)	September 30, 2016	December 31, 2015
Customer relationships	20	$688,590	$687,530
Trademarks - All Others	Indefinite	85,479	85,227
Trademarks - TagWorks	5	300	300
KeyWorks license	7	4,444	4,431
Patents	7-12	32,810	32,777
Intangible assets, gross		811,623	810,265
Less: Accumulated amortization		85,302	56,782
Other intangibles, net		$726,321	$753,483
The amortization expense for amortizable assets including the adjustments resulting from fluctuations in foreign currency exchange rates was $9,481 and $9,488 for the three months ended September 30, 2016 and 2015, respectively. The amortization expense for amortizable assets including the adjustments resulting from fluctuations in foreign currency exchange rates was $28,435 and $28,523 for the nine months ended September 30, 2016 and 2015, respectively.

The Company tests goodwill and indefinite-lived intangible assets and for impairment annually. Impairment is also tested when events or changes in circumstances indicate that the assets’ carrying values may be greater than their fair values. During the nine months ended September 30, 2016 and 2015, the Company did not adjust goodwill or intangible assets to their fair values as a result of any impairment analyses.

5. Commitments and Contingencies:
The Company self-insures our product liability, automotive, workers' compensation, and general liability losses up to $250 per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences in excess of $250 up to $40,000. The two risk areas involving the most significant accounting estimates are workers' compensation and automotive liability. Actuarial valuations performed by the Company's outside risk insurance expert were used by the Company's management to form the basis for workers' compensation and automotive liability loss reserves. The actuary contemplated the Company's specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes the liability of approximately $1,527 recorded for such risks is adequate as of September 30, 2016.
As of September 30, 2016, the Company has provided certain vendors and insurers letters of credit aggregating $5,559 related to our product purchases and insurance coverage for product liability, workers’ compensation, and general liability.
The Company self-insures group health claims up to an annual stop loss limit of $200 per participant. Aggregate coverage is maintained for annual group health insurance claims in excess of 125% of expected claims. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves. Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claims data and certain actuarial assumptions. The Company believes the liability of approximately $1,500 recorded for such risks is adequate as of September 30, 2016.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

5. Commitments and Contingencies (continued):
On October 1, 2013, The Hillman Group, Inc. ("Hillman Group") filed a complaint against Minute Key Inc., a manufacturer of fully-automatic, self-service key duplication kiosks, in the United States District Court for the Southern District of Ohio (Western Division), seeking a declaratory judgment of non-infringement and invalidity of a U.S. patent issued to Minute Key Inc. on September 10, 2013. Hillman Group's filing against Minute Key Inc. was in response to a letter dated September 10, 2013 in which Minute Key Inc. alleged that Hillman Group's FastKey™ product infringes the newly-issued patent.
On October 23, 2013, Minute Key Inc. filed an answer and counterclaim against the Hillman Group alleging patent infringement. Minute Key Inc. also requested that the court dismiss the Hillman Group's complaint, enter judgment against the Hillman Group that the Company is willfully and deliberately infringing the patent, grant a permanent injunction, and award unspecified monetary damages to Minute Key Inc.
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
It is not yet possible to assess the impact, if any, that the lawsuit will have on the Company. As a result of the Minute Key Inc. covenant not to sue, however, the Company's FastKey™ and Key Express™ products no longer face any threat of patent infringement liability from two of Minute Key Inc.'s patents. The scope of the lawsuit changed from a bilateral dispute over patent infringement to a lawsuit solely about Minute Key Inc.'s business conduct. Minute Key Inc. filed a motion for summary judgment on February 8, 2016. The court denied that motion on July 8, 2016. Following the denial of Minute Key Inc.’s summary judgment motion, a jury trial was held between August 24, 2016 and September 6, 2016. The jury returned a verdict in Hillman Group’s favor on September 6, 2016 finding that Minute Key Inc.’s actions violated the Federal Lanham Act and the Ohio Deceptive Trade Practices Act. Following this verdict against Minute Key Inc., Hillman Group has filed post-trial motions for recovery of its costs, attorney fees, pre-and post-judgment interest, and an injunction. Minute Key Inc. filed a post-trial motion to set aside the jury verdict. All post-trial motions are pending before the court.

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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

6. Related Party Transactions:
The Company has recorded aggregate management fee charges and expenses from CCMP Capital Advisors, LLC (“CCMP”)Oak Hill Capital Partners III, L.P., Oak Hill Capital Management Partners III, L.P. and OHCP III HC RO, L.P. (collectively, “Oak Hill Funds”) of $148 and $156 for the three months ended September 30, 2016 and 2015, respectively. The Company has recorded aggregate management fee charges and expenses from CCMP and the Oak Hill Funds of $420 and $462 for the nine months ended September 30, 2016 and 2015, respectively.
Gregory Mann and Gabrielle Mann are employed by the All Points Industries, Inc. ("All Points") subsidiary of Hillman. All Points leases an industrial warehouse and office facility from companies under the control of the Manns. The Company has recorded rental expense for the lease of this facility on an arm’s length basis. The rental expense for the lease of this facility was $82 and $83 for the three months ended September 30, 2016 and 2015, respectively. The rental expense for the lease of this facility was $246 and $247 for the nine months ended September 30, 2016 and 2015, respectively.
The Hillman Group Canada ULC subsidiary of Hillman entered into three leases for five properties containing an industrial warehouse, manufacturing plant, and office facilities on February 19, 2013. The owners of the properties under one lease are relatives of Richard Paulin, who is employed by The Hillman Group Canada ULC, and the owner of the properties under the other two leases is a company which is owned by Richard Paulin and certain of his relatives. The Company has recorded rental expense for the three leases on an arm's length basis. The rental expense for the three leases was $158 and $157 for the three months ended September 30, 2016 and 2015, respectively. The rental expense for the three leases was $468 and $490 for the nine months ended September 30, 2016 and 2015, respectively.

7. Income Taxes:

Accounting Standards Codification 740 (“ASC 740”) requires companies to apply their estimated annual effective tax rate on a year-to-date basis in each interim period. Under ASC 740, companies should not apply the estimated annual effective tax rate to interim financial results if the estimated annual effective tax rate is not reliably predictable. In this situation, the interim tax rate should be based on the actual year-to-date results. For the three and nine month periods ended September 30, 2016, reliable projections of the Company’s annual effective tax rate were difficult to determine, producing significant variations in the customary relationship between income tax expense and pre-tax book income. As such, the Company recorded income taxes for the period based on actual year-to-date results. In the three and nine month periods ended September 30, 2015, the Company applied an estimated annual effective tax rate to the interim period pre-tax (loss) / income to calculate the income tax (benefit) / provision.

For the three and nine months ended September 30, 2016, the effective income tax rates were 1,140.5% and 27.4% respectively. The Company recorded a tax provision / (benefit) for the three and nine month periods ended September 30, 2016 of $479 and $(2,471) respectively. The effective income tax rate differed from the federal statutory tax rate in the three month period ended September 30, 2016 primarily due to certain non-deductible expenses for tax in relationship to the income reported for the third quarter. In addition, due to the cumulative loss recognized in previous years and in the current year in Australia, any tax benefit recorded is offset by the valuation allowance recorded against the subsidiary's loss. While the tax benefit is offset by the valuation allowance, the loss decreases total income utilized in calculating the effective rate during the three months ended September 30, 2016. The effective income tax rate differed from the federal statutory tax rate in the three and nine months ended September 30, 2016 due in part to a tax benefit recorded in the current period from the reconciliation of a prior year’s tax return to the amount reported for tax provision purposes. The effective income tax rate differed from the federal statutory rate in the three and nine months ended September 30, 2016 also due in part to a valuation reserve recorded to offset the deferred tax assets of a foreign subsidiary. The remaining differences between the federal statutory rate and the effective tax rate in the three and nine months ended September 30, 2016 were primarily due to state and foreign income taxes.

The effective income tax rates were 99.2% and 35.3% for the three and nine month periods ended September 30, 2015, respectively. The Company recorded a tax (benefit) for the three and nine months ended September 30, 2015 of $(5,187) and $(7,873) respectively. The effective income tax rate differed from the federal statutory rate in the three and nine months ended September 30, 2015 primarily due to a change in the projected financial statement earnings for the year which decreased the estimated annual effective tax rate used to compute the interim period income tax (benefit) in accordance with the accounting guidance established for computing income taxes in interim periods. The effective income tax rate also differed from the federal statutory rate in the three and nine months ended September 30, 2015 due in part to a valuation reserve recorded to offset the deferred tax assets of a foreign subsidiary. The remaining differences between the federal statutory rate and the effective tax rate in the three and nine months ended September 30, 2015were primarily due to state and foreign income taxes.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

8. Long Term Debt:

The following table summarizes the Company’s debt:

	September 30, 2016	December 31, 2015
Revolving loans	$—	$28,000
Senior term loan, due 2020	537,625	541,750
6.375% Senior Notes, due 2022	330,000	330,000
11.6% Junior Subordinated Debentures - Preferred	105,443	105,443
Junior Subordinated Debentures - Common	3,261	3,261
Capital leases & other obligations	339	527
	976,668	1,008,981
(Add) unamortized premium on 11.6% Junior Subordinated Debentures	20,212	21,003
(Subtract) current portion of long term debt and capital leases	(5,658)	(5,717)
(Subtract) deferred financing fees	(16,948)	(19,448)
Total long term debt, net	$974,274	$1,004,819

As of September 30, 2016, there was $537,625 outstanding under the Company’s term loan. The interest rate on the term loan was 4.5% at September 30, 2016. As of September 30, 2016, the Company had no outstanding borrowings under its revolving credit facility, except for $5,559 of letters of credit. The Company has approximately $64,441 of available borrowings under the revolving credit facility as a source of liquidity.

Additional information with respect to the fair value of the Company’s fixed rate senior notes and junior subordinated debentures is included in Note 10 - Fair Value Measurements.

9. Derivatives and Hedging:
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
Interest Rate Swap Agreements - On September 3, 2014, the Company entered into two forward Interest Rate Swap Agreement (the “2014 Swaps”) with three-year terms for notional amounts of $90,000 and $40,000. The forward start date of the 2014 Swaps was October 1, 2015 and the termination date is September 30, 2018. The 2014 Swaps fix the interest rate at 2.2% plus the applicable interest rate margin of 3.5% for an effective rate of 5.7%.
The total fair value of the interest rate swaps was $(2,714) as of September 30, 2016 and was reported on the condensed consolidated balance sheet in other non-current liabilities with an increase in other expense recorded in the statement of comprehensive loss for the unfavorable change of $150 in fair value since December 31, 2015.
The total fair value of the interest rate swaps was $(2,564) as of December 31, 2015 and was reported on the condensed consolidated balance sheet in other non-current liabilities. The Company recorded an increase in other expense recorded in the statement of comprehensive loss for the unfavorable change of $2,528 in fair value in the nine months ended September 31, 2015.
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

9. Derivatives and Hedging (continued):
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
During 2016, the Company entered into multiple foreign currency forward contracts (the “2016 FX Contracts”) with maturity dates ranging from April 2016 to April 2017. The 2016 FX Contracts fixed the Canadian to U.S. dollar forward exchange rate at points ranging from 1.2536 to 1.3458. The purpose of the 2016 FX Contracts is to manage the Company's exposure to fluctuations in the exchange rate of the Canadian dollar.
The total notional amount of contracts outstanding was C$32,804 and C$37,886 as of September 30, 2016 and December 31, 2015, respectively. The total fair value of the outstanding FX Contracts was $60 and $1,695 as of September 30, 2016 and December 31, 2015, respectively, and was reported on the condensed consolidated balance sheets in other current (liabilities) and assets, respectively. An increase in other expense of $1,950 was recorded in the statement of comprehensive loss for the unfavorable change in fair value from December 31, 2015.
The Company's FX Contracts did not qualify for hedge accounting treatment because they did not meet the provisions specified in ASC 815. Accordingly, the gain or loss on these derivatives was recognized in current earnings.
The Company does not enter into derivative transactions for speculative purposes and, therefore, holds no derivative instruments for trading purposes.
Additional information with respect to the fair value of derivative instruments is included in Note 10 - Fair Value Measurements.

10. Fair Value Measurements:
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
The following tables set forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the period, by level, within the fair value hierarchy:

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

10. Fair Value Measurements (continued):

	As of September 30, 2016
	Level 1	Level 2	Level 3	Total
Trading securities	$1,687	$—	$—	$1,687
Interest rate swaps	—	(2,714)	—	(2,714)
Foreign exchange forward contracts	—	60	—	60

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
Trading securities	$2,021	$—	$—	$2,021
Interest rate swaps	—	(2,564)	—	(2,564)
Foreign exchange forward contracts	—	1,695	—	1,695

The fair value of the Company's fixed rate senior notes and junior subordinated debentures as of September 30, 2016 and December 31, 2015 were determined by utilizing current trading prices obtained from indicative market data. As a result, the fair value measurements of the Company's senior term notes and debentures are considered to be Level 2.

	September 30, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
6.375% Senior Notes	$323,610	$303,188	$322,777	$271,425
Junior Subordinated Debentures	128,916	141,771	129,707	131,691

Cash, accounts receivable, accounts payable, and accrued liabilities are reflected in the condensed consolidated financial statements at book value, which approximates fair value, due to the short-term nature of these instruments. The carrying amount of the long-term debt under the revolving credit facility approximates the fair value at September 30, 2016 and December 31, 2015 as the interest rate is variable and approximates current market rates. The Company also believes the carrying amount of the long-term debt under the senior term loan approximates the fair value at September 30, 2016 and December 31, 2015 because, while subject to a minimum LIBOR floor rate, the interest rate approximates current market rates of debt with similar terms and comparable credit risk.
Additional information with respect to the derivative instruments is included in Note 9 - Derivatives and Hedging. Additional information with respect to the Company’s fixed rate senior notes and junior subordinated debentures is included in Note 8 - Long Term Debt.

11. Transition, Acquisition, and Integration Expense:

The Company did not have transaction related expenses during the three and nine months ended September 30, 2016. In the three and nine months ended September 30, 2015, the Company incurred $0 and $257, respectively, in transaction expenses related to the merger of CCMP and the Oak Hill Funds. Additional information on the merger can be found in the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2015.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

12. Segment Reporting:
The Company’s segment reporting structure uses the Company’s management reporting structure as the foundation for how the Company manages its business. The Company periodically evaluates its segment reporting structure in accordance with ASC 350-20-55 and has concluded that it has five reportable segments as of September 30, 2016: The United States, excluding All Points, All Points, Canada, Mexico, and Australia. The United States segment, excluding All Points, and the Canada segment are considered material by the Company’s management as of September 30, 2016. In the three months ended September 30, 2016, the Company decided to exit the Australia market following the loss of a key customer and recorded charges of $832 related to the write-off of inventory and other assets in the three and nine months ended September 30, 2016. The Company evaluates the performance of its segments based on revenue and income from operations, and does not include segment assets or nonoperating income/expense items for management reporting purposes.

The table below presents revenues and income (loss) from operations for our reportable segments for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
United States, excluding All Points	$171,266	$167,260	$506,491	$479,202
All Points	4,945	5,116	14,395	15,857
Canada	33,313	35,645	101,612	106,194
Mexico	1,810	1,646	5,035	5,201
Australia	194	266	499	993
Total revenues	$211,528	$209,933	$628,032	$607,447
Segment income (loss) from operations
United States, excluding All Points	$15,270	$12,672	$35,705	$25,628
All Points	265	465	1,189	1,280
Canada	1,035	(2,191)	2,798	(1,400)
Mexico	17	(38)	(170)	225
Australia	(817)	(475)	(776)	(1,034)
Total income from operations	$15,770	$10,433	$38,746	$24,699

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

General
The Hillman Companies, Inc. and its wholly-owned subsidiaries (collectively, "Hillman" or "Company") is one of the largest providers of hardware-related products and related merchandising services to retail markets in North America. Our principal business is operated through its wholly-owned subsidiary, The Hillman Group, Inc. and its wholly-owned subsidiaries (collectively, “Hillman Group”). Hillman Group sells its products to hardware stores, home centers, mass merchants, pet supply stores, and other retail outlets principally in the United States, Canada, Mexico, Latin America, and the Caribbean. Product lines include thousands of small parts such as fasteners and related hardware items; threaded rod and metal shapes; keys, key duplication systems, and accessories; builder's hardware; and identification items, such as tags and letters, numbers, and signs. We support our product sales with services that include design and installation of merchandising systems and maintenance of appropriate in-store inventory levels.

Current Economic Conditions
Our business is impacted by general economic conditions in the North American and international markets, particularly the U.S. and Canadian retail markets including hardware stores, home centers, mass merchants, and other retailers.
We are exposed to the risk of unfavorable changes in foreign currency exchange rates for the U.S. dollar versus local currency of our suppliers located primarily in China and Taiwan. We purchase a significant variety of our products for resale from multiple vendors located in China and Taiwan. The purchase price of these products is routinely negotiated in U.S. dollar amounts rather than the local currency of the vendors and our suppliers' profit margins decrease when the U.S. dollar declines in value relative to the local currency. This puts pressure on our suppliers to increase prices to us. The U.S. dollar increased in value relative to the RMB by approximately 2.49% in 2014, increased by 4.40% in 2015, and increased by 2.94% during the period ended September 30, 2016. The U.S. dollar increased in value relative to the Taiwan dollar by approximately 5.93% in 2014, increased by 3.77% in 2015, and declined by 4.64% during the period ended September 30, 2016.
In addition, the negotiated purchase price of our products may be dependent upon market fluctuations in the cost of raw materials such as steel, zinc, and nickel used by our vendors in their manufacturing processes. The final purchase cost of our products may also be dependent upon inflation or deflation in the local economies of vendors in China and Taiwan that could impact the cost of labor used in the manufacturing of our products. We identify the directional impact of changes in our product cost, but the quantification of each of these variable impacts cannot be measured as to the individual impact on our product cost with a sufficient level of precision.
We are also exposed to risk of unfavorable changes in Canadian dollar exchange rate versus the U.S. dollar. Our sales in Canada are denominated in Canadian dollars while a majority of the products are sourced in U.S. dollars. A weakening of the Canadian dollar versus the U.S. dollar results in lower sales in terms of U.S. dollars while the cost of sales remains unchanged. We have a practice of hedging some of our Canadian subsidiary's purchases denominated in U.S. dollars. The U.S. dollar increased in value relative to the Canadian dollar by approximately 9.07% in 2014, increased by 19.30% in 2015, and decreased by 5.22% during the period ended September 30, 2016. In response, we have implemented price increases in the Canada operating segment during 2015 and 2016. We may take future pricing action, when warranted, in an attempt to offset a portion of product cost increases. The ability of our operating divisions to institute price increases and seek price concessions, as appropriate, is dependent on competitive market conditions.

Results of Operations
The following analysis of results of operations includes a brief discussion of the factors that affected our operating results and a comparative analysis of the three months ended September 30, 2016 and the three months ended September 30, 2015.

	Three Months Ended September 30,
	2016		2015
(dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$211,528	100.0%	$209,933	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	111,039	52.5%	113,840	54.2%
Selling, general and administrative expenses	68,142	32.2%	65,877	31.4%
Depreciation	7,974	3.8%	7,611	3.6%
Amortization	9,481	4.5%	9,488	4.5%
Other (income) expense	(878)	(0.4)%	2,684	1.3%
Income from operations	15,770	7.5%	10,433	5.0%
Interest expense, net of investment income	15,728	7.4%	15,660	7.5%
Income (loss) before income taxes	42	—%	(5,227)	(2.5)%
Income tax expense (benefit)	479	0.2%	(5,187)	(2.5)%
Net (loss)	$(437)	(0.2)%	$(40)	—%

The Three Month Period Ended September 30, 2016 vs the Three Month Period Ended September 30, 2015
Net Sales
Net sales for the third quarter of 2016 were $211.5 million, an increase of approximately $1.6 million compared to net sales of $209.9 million for the third quarter of 2015. The increase over prior year was primarily driven by growth of domestic big box retailers and the completion of new customer rollouts, including the AutoZone fastener rollout in 2016. This was partially offset by a $2.3 million decrease as the result of the timing of a customer rollout in 2015.

Cost of Sales
Our cost of sales was $111.0 million, or 52.5% of net sales, in the third quarter of 2016, a decrease of approximately $2.8 million compared to $113.8 million, or 54.2% of net sales, in the third quarter of 2015. The decrease of 1.7% in cost of sales, expressed as a percent of net sales, in the third quarter of 2016 compared to the third quarter of 2015 was primarily due to a 1.1% decrease associated with our strategic sourcing initiatives in the current year, and a 0.9% decrease for the reduction in air freight costs, domestic sourcing, and other costs associated with the introduction of the new NDD line in the prior year.
Expenses
Operating expenses were approximately $84.7 million in the three months ended September 30, 2016, a decrease of approximately $1.0 million, compared to $85.7 million in the three months ended September 30, 2015. The following changes in underlying trends impacted the change in operating expenses:

•
Selling expense was $28.8 million in the third quarter of 2016, an increase of $1.0 million compared to $27.7 million in the third quarter of 2015. The increase in selling expense was primarily due to higher compensation and benefits expense to accommodate sales growth with big box retail and traditional customers.

•	Warehouse and delivery expenses were $26.8 million in the third quarter of 2016 which was consistent with the third quarter of 2015.

•
General and administrative (“G&A”) expenses were $12.6 million in the third quarter of 2016, an increase of $1.3 million compared to $11.3 million in the third quarter of 2015. The increase was primarily due to $1.3 million in higher legal fees in the third quarter of 2016 related to our lawsuit against Minute Key Inc., see "Note 5 - Commitments and Contingencies" of the Notes to Condensed Consolidated Financial Statements for additional information.

•
Depreciation expense was $8.0 million in the third quarter of 2016 as compared to depreciation expense of $7.6 million in the third quarter of 2015. The primary reason for the increase in depreciation expense was the fixed asset additions of key and engraving machines and software related to our ERP system.

•	Amortization expense of $9.5 million in the third quarter of 2016 was consistent with the amortization expense in the third quarter of 2015.

•
Other income was $0.9 million in the third quarter of 2016 compared to other expense of $2.7 million in the third quarter of 2015. The increase in other income was due to the losses of $1.3 million on the interest rate swaps when adjusted to fair value in 2015. In the third quarter of 2016 we recorded a gain of $0.5 million on the mark to market adjustment on the interest rate swaps.

	Nine Months Ended September 30,
	2016		2015
(dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$628,032	100.0%	$607,447	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	336,095	53.5%	336,175	55.3%
Selling, general and administrative expenses	200,517	31.9%	192,172	31.6%
Depreciation	24,394	3.9%	22,119	3.6%
Amortization	28,435	4.5%	28,523	4.7%
Other (income) expense	(155)	—%	3,759	0.6%
Income from operations	38,746	6.2%	24,699	4.1%
Interest expense, net of investment income	47,752	7.6%	47,020	7.7%
Loss before income taxes	(9,006)	(1.4)%	(22,321)	(3.7)%
Income tax benefit	(2,471)	(0.4)%	(7,873)	(1.3)%
Net loss	$(6,535)	(1.0)%	$(14,448)	(2.4)%

The Nine Months Ended September 30, 2016 vs the Nine Months Ended September 30, 2015
Net Sales

Net sales for the first nine months of 2016 were $628.0 million compared to net sales of $607.4 million during the nine month period ended September 30, 2015. The $20.6 million increase was primarily driven by $7.9 million in growth with domestic big box retailers, $ 7.5 million in fastener sales to traditional and regional hardware stores, $6.5 million in higher sales of NDD line products due to completion of the 2015 product introduction, and $5.4 million from the AutoZone fastener rollout in 2016. These increases were partially offset by $4.6 million as a result of the timing of a customer rollout in 2015.
Cost of Sales
Our cost of sales was $336.1 million, or 53.5% of net sales, in the first nine months of 2016, a decrease of $0.1 million compared to $336.2 million, or 55.3% of net sales, in the nine month period ended September 30, 2015. The decrease of 1.8% in cost of sales, expressed as a percent of net sales, in the first nine months of 2016 compared to the first nine months of 2015 was due primarily to the reduction in air freight costs, domestic sourcing, and other costs associated with the introduction of the new NDD line in the prior year.

Expenses

Operating expenses were approximately $253.2 million in the nine months ended September 30, 2016, an increase of $6.6 million, compared to $246.6 million in the nine months ended September 30, 2015. The primary reason for the increase in operating expenses was the additional variable costs associated with the $20.6 million increase in net sales. The following changes in underlying trends impacted the change in operating expenses:

•
Selling expense was $86.7 million in the first nine months of 2016, an increase of $3.8 million compared to $82.9 million in the nine month period ended September 30, 2015. The increase in selling expense was primarily due to compensation and benefits expense to accommodate sales growth with big box retail and traditional customers.

•
Warehouse and delivery expenses were $79.9 million in the first nine months of 2016, an increase of $4.3 million compared to warehouse and delivery expenses of $75.6 million in the nine month period ended September 30, 2015. The increase in warehouse and delivery expenses was primarily due to $2.2 million increase in compensation and benefits expense, $1.1 million increase in freight, and $1.1 million increase in storage to accommodate sales growth with big box retail and traditional customers.

•
General and administrative (“G&A”) expenses were $33.9 million in the first nine months of 2016, an increase of $0.2 million compared to $33.7 million in the period ended September 30, 2015. The increase was primarily due to higher compensation and benefits as well as to $1.3 million in higher legal fees in the third quarter of 2016 related to our lawsuit against Minute Key Inc. (see "Note 5 - Commitments and Contingencies" of the Notes to Condensed Consolidated Financial Statements for additional information) in the first nine months of 2016. These increases were offset by decreased severance expense as compared to the nine months ended September 30, 2015.

•
Depreciation expense was $24.4 million in the first nine months of 2016 compared to $22.1 million in the period ended September 30, 2015. The primary reason for the increase in depreciation expense was the fixed asset additions of key and engraving machines and software related to our ERP system.

•	Amortization expense of $28.4 million in the first nine months of 2016 was consistent with the amortization expense of $28.5 million in the nine month period ended September 30, 2015.

•
Other income of $0.2 million in the first nine months of 2016 was $4.0 million higher than other expense of $3.8 million in the nine month period ended September 30, 2015. The expense in the nine months ended September 30, 2015 was primarily due to the loss of approximately $2.5 million on interest rate swaps when adjusted to fair value compared to a loss of $0.2 million in the nine months ended September 30, 2016. Additionally, 2015 included approximately $0.5 million of expense related to the closure of a facility in Canada.

Results of Operations – Operating Segments

The following table provides supplemental information regarding our net sales and profitability by operating segment for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
United States, excluding All Points	$171,266	$167,260	$506,491	$479,202
All Points	4,945	5,116	14,395	15,857
Canada	33,313	35,645	101,612	106,194
Mexico	1,810	1,646	5,035	5,201
Australia	194	266	499	993
Total revenues	$211,528	$209,933	$628,032	$607,447
Segment income (loss) from operations
United States, excluding All Points	$15,270	$12,672	$35,705	$25,628
All Points	265	465	1,189	1,280
Canada	1,035	(2,191)	2,798	(1,400)
Mexico	17	(38)	(170)	225
Australia	(817)	(475)	(776)	(1,034)
Total income from operations	$15,770	$10,433	$38,746	$24,699
The Three Month Period Ended September 30, 2016 vs the Three Month Period Ended September 30, 2015

Net Sales
Net sales for the three months ended September 30, 2016 increased $1.6 million compared to the net sales for the three months ended September 30, 2015. The United States, excluding All Points operating segment, increased net sales by $4.0 million, primarily driven by growth of domestic big box retailers and the completion of new customer rollouts including the $1.6 million sales increase from the AutoZone fastener rollout in 2016. Net sales for our Canada operating segment decreased by $2.3 million, primarily as a result of the timing of a customer rollout in 2015.

Income from Operations
Income from operations for the three months ended September 30, 2016 increased $5.3 million compared to income from operations for the three months ended September 30, 2015.

Income from operations of our United States, excluding All Points segment increased by approximately $2.6 million in the three months ended September 30, 2016 to $15.3 million as compared to $12.7 million in the comparable prior year period. In addition to the increase in sales discussed above, gross margin rates improved from 49.2% in 2015 to 50.9% in 2016 due to reduced costs driven by our strategic sourcing initiatives and decreased air freight, domestic sourcing, and other costs associated with the introduction of the new line of nails, deck screws and drywall screws (the "NDD line") in the prior year. These increases were offset by $4.3 million in higher selling, warehouse and delivery costs, along with general and administrative costs associated with our sales growth. Income from operations was favorably impacted by $2.0 million lower severance and restructuring costs due to management restructuring in 2015. Finally, income from operations for the United States, excluding All Points segment was favorably impacted by $1.8 million for the change in the fair value of our interest rate swaps in 2016 compared to 2015.

Income from operations in our Canada segment increased by $3.2 million in the three months ended September 30, 2016 to $1.0 million as compared to a loss from operations of $2.2 million in the three months ended September 30, 2015. This increase was driven by improved gross margin of $0.5 million related to price increases implemented in the current year to offset the impact of exchange rates. Additionally, our Canada segment had $2.2 million lower operating expense due to costs incurred in 2015 for a new customer roll out.

In the three months ended September 30, 2016, we decided to exit the Australia market following the loss of a key customer and recorded charges of $832 related to the write-off of inventory and other assets in the three months ended September 30, 2016.
The Nine Months Ended September 30, 2016 vs the Nine Months Ended September 30, 2015

Net Sales
Net sales for the nine months ended September 30, 2016 increased $20.6 million compared to the net sales for the nine months ended September 30, 2015. The United States, excluding All Points operating segment, generated net sales growth of $27.3 million. The increase was driven by $7.9 million from growth of domestic big box retailers, $ 7.5 million in increased fastener sales to traditional and regional hardware stores, $6.5 million in higher sales of NDD line products due to completion of the 2015 product introduction, and $5.4 million from the new AutoZone contract in 2016. The All Points net sales decreased by $1.5 million primarily due to the lower fastener sales in the 2016 period as compared to the prior year period. Canada's net sales decreased by $4.6 million in the first nine months of 2016 due to the timing of a new customer roll out in 2015 along with the $1.0 million impact of unfavorable conversion of their local currency to U.S. dollars.

Income from Operations
Income from operations for the nine months ended September 30, 2016 increased $14.0 million compared to the nine months ended September 30, 2015.

Income from operations of our United States, excluding All Points segment increased by approximately $10.1 million in the nine months ended September 30, 2016 to $35.7 million as compared to $25.6 million in the comparable prior year period. In addition to the sales discussed above, gross margin rates improved from 47.8% in 2015 to 49.7% in 2016 due to reduced costs driven by our strategic sourcing initiatives and decreased air freight costs, domestic sourcing, and other costs associated with the introduction of the new NDD line in the prior year. Gross margin improvement of $22.5 million was partially offset by higher operating costs of $15.9 million associated with our sales growth in the nine months ended September 30, 2016. Income from operations was favorably impacted by $1.0 million in lower severance costs due to management restructuring costs in 2015. Finally, income from operations was favorably impacted by $2.3 million for the change in the fair value of our interest rate swaps; in 2016, we recorded a loss of $0.2 million compared to a loss of $2.5 million in the prior year.

The income from operations in our Canada segment increased by $4.2 million in the nine months ended September 30, 2016 to $2.8 million as compared to a loss from operations of $1.4 million in the nine months ended September 30, 2015. The improvement was driven by lower operating costs from $3.8 million in lower selling, warehouse, and delivery expense from a new customer roll out in 2015. Gross profit was $0.6 million lower as reduced sales were partially offset by price increases.

In the nine months ended September 30, 2016, we decided to exit the Australia market following the loss of a key customer and recorded charges of $832 related to the write-off of inventory and other assets in the nine months ended September 30, 2016.

Income Taxes

In the three months ended September 30, 2016, we recorded an income tax provision of $0.5 million on pre-tax income of $0.04 million. In the nine months ended September 30, 2016, we recorded an income tax benefit of $2.5 million on a pre-tax loss of $9.0 million. The effective income tax rates were 1,140.5% and 27.4%, respectively, for the three and nine months ended September 30, 2016.

In the three months ended September 30, 2015, we recorded an income tax benefit of $5.2 million on a pre-tax loss of $5.2 million. In the nine months ended September 30, 2015, we recorded an income tax benefit of $7.9 million on a pre-tax loss of $22.3 million. The effective income tax rates were 99.2% and 35.3%, respectively, for the three and nine months ended September 30, 2015.

The effective income tax rate differed from the federal statutory tax rate in the three month period ended September 30, 2016 primarily due to certain non-deductible expenses for tax in relationship to the income reported for the third quarter financial statements. In addition, due to the cumulative loss recognized in previous years and in the current year in Australia, any tax benefit recorded is offset by the valuation allowance recorded against the subsidiary's loss. While the tax benefit is offset by the valuation allowance, the loss decreases total income utilized in calculating the effective rate during the three months ended September 30, 2016. The difference between the effective income tax rate and the federal statutory rate in the three and nine months ended September 30, 2016 was affected by a valuation reserve recorded to offset the deferred tax assets of a foreign subsidiary. The effective income tax rate in the three and nine months ended September 30, 2016 was also affected by the benefit recorded to reconcile the 2015 income tax return as filed to the tax provision recorded for financial statement purposes. The net effect of the reconciliation was recorded in the current period as required by the accounting standard. The remaining differences between the effective income tax rate and the federal statutory rate in the three and nine months ended September 30, 2016 were primarily due to state and foreign income taxes.

The difference between the effective income tax rate and the federal statutory rate in the three and nine months ended September 30, 2015 was primarily affected by the change in the estimated annual effective tax rate used to compute the interim tax provision as required by ASC 740-270, the accounting guidance established for computing income taxes in interim periods. The net effect of the change was recorded in the current period as required by the accounting standard. The effective income tax rate also differed from the federal statutory rate in the three and nine months ended September 30, 2015 due in part to a valuation reserve recorded to offset the deferred tax assets of a foreign subsidiary. The effective income tax rate also differed from the federal statutory rate in the three and nine months ended September 30, 2015 due to the effect of the foreign exchange gain/loss recognized in the financial statements in the reporting period. The remaining differences between the effective income tax rate and the federal statutory rate in the three and nine months ended September 30, 2015 were primarily due to state and foreign income taxes.

Liquidity and Capital Resources
The statements of cash flows reflect the changes in cash and cash equivalents for the nine months ended September 30, 2016 and 2015 by classifying transactions into three major categories: operating, investing, and financing activities.

Net cash provided by operating activities for the nine months ended September 30, 2016 was $55.6 million as compared to a use of cash of $37.1 million in the comparable prior year period. Operating cash flows for the first nine months of 2016 were favorably impacted by net sales growth along with a $16.0 million reduction in inventory driven by management’s efforts to improve working capital. Cash used by operations for the nine months ended September 30, 2015 was unfavorably impacted by an increase in inventory of approximately $56.1 million related to the build up of inventory for the roll out of the NDD line introduced in 2015.

Net cash used by investing activities was $29.4 million and $18.7 million for the nine months ended September 30, 2016 and 2015, respectively. The primary use of cash for investing activities was capital expenditures offset by proceeds from the sale of property and equipment of $2.2 million in the nine months ended September 30, 2015. Our capital expenditures by asset type are summarized as follows (in millions):

	Nine Months Ended September 30,
	2016	2015
Computer software and equipment	$8.8	$4.2
Key duplicating machines	8.4	6.5
Engraving machines	6.3	2.7
Machinery and equipment	3.7	5.6
Other	2.2	2.0
	$29.4	$21.0

Net cash used by financing activities was $32.3 million for the nine months ended September 30, 2016. We used cash to pay $44.0 million on the revolving credit loans, $4.1 million in principal payments on the senior term loan under the Senior Facilities, and $0.2 million in principal payments under capitalized lease obligations. The borrowings on revolving credit loans provided $16.0 million.

Net cash provided by financing activities was $46.6 million for the nine months ended September 30, 2015. The borrowings on revolving credit loans provided $53.0 million. We used cash to pay $4.1 million in principal payments on the senior term loan under the Senior Facilities, $2.0 million in payments on the revolving credit loans, and $0.1 million in principal payments under capitalized lease obligations. We used $0.5 million of cash to purchase shares from a former member of management and received cash of $0.4 million from the sale of stock.

Management believes that projected cash flows from operations and revolver availability will be sufficient to fund working capital and capital expenditure needs for the next 12 months. Our working capital (current assets minus current liabilities) position of $221.7 million as of September 30, 2016 represents a decrease of $26.6 million from the December 31, 2015 level of $248.3 million.

Contractual Obligations
Our contractual obligations in thousands of dollars as of September 30, 2016 were as follows:

		Payments Due
Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Junior Subordinated Debentures (1)	$128,916	$—	$—	$—	$128,916
Interest on Jr Subordinated Debentures	134,545	12,231	24,463	24,463	73,388
Senior Term Loan	537,625	5,500	11,000	521,125	—
6.375% Senior Notes	330,000	—	—	—	330,000
KeyWorks License Agreement	1,648	392	744	512	—
Interest Payments (2)	233,818	45,245	89,789	83,006	15,778
Operating Leases	65,702	11,095	16,848	12,327	25,432
Deferred Compensation Obligations	1,688	260	—	—	1,428
Capital Lease Obligations (3)	390	185	175	30	—
Purchase Obligations (4)	233	233	—	—	—
Other Obligations	1,527	587	752	188	—
Uncertain Tax Position Liabilities	2,066	—	58	—	2,008
Total Contractual Cash Obligations (5)	$1,438,158	$75,728	$143,829	$641,651	$576,950

(1)	The junior subordinated debentures liquidation value is approximately $108,704.

(2)
Interest payments for borrowings under the Senior Facilities, the 6.375% Senior Notes, and Revolver borrowings. Interest payments on the variable rate Senior Term Loans were calculated using 5.70% for the notional amount of $130,000 under interest rate swap agreements and the actual interest rate of 4.5% as of September 30, 2016 was used for the remaining amount of the Senior Term Loans. Interest payments on the 6.375% Senior Notes were calculated at their fixed rate.

(3)	Includes interest of $44 thousand.

(4)
We have a purchase agreement with our supplier of key blanks which requires minimum purchases of 100 million key blanks per year. To the extent minimum purchases of key blanks are below 100 million, we must pay the supplier $0.0035 per key multiplied by the shortfall. Since the inception of the contract in 1998, we have purchased more than the requisite 100 million key blanks per year from the supplier. In 2013, we extended this contract through the end of 2016.

(5)
All of the contractual obligations noted above are reflected on our condensed consolidated balance sheet as of September 30, 2016 except for the interest payments, purchase obligations, and operating leases.

As of September 30, 2016, we had no material purchase commitments for capital expenditures.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Debt Covenants
Terms of the Senior Facilities subject the Company to a revolving facility test condition whereby a senior secured leverage ratio covenant of no greater than 6.5 times last twelve months Credit Agreement Consolidated Adjusted EBITDA comes into effect if more than 35.0% of the total Revolver commitment is drawn or utilized in letters of credit at the end of a fiscal quarter. If this covenant comes into effect, it may restrict the Company’s ability to incur debt, make investments, pay interest on the Junior Subordinated Debentures, or undertake certain other business activities. As of September 30, 2016, the total revolving credit commitment of the Company was 7.9% utilized and the senior secured leverage ratio covenant was not in effect. Below are the calculations of the financial covenant with the Senior Facilities requirement for the twelve trailing months ended September 30, 2016:

(dollars in thousands)	Actual	Ratio Requirement
Secured Leverage Ratio
Term B-2 Loan	$537,625
Revolving credit facility	—
Capital leases & other obligations	339
Cash and cash equivalents	(5,443)
Total senior debt	532,521
Credit Agreement Consolidated Adjusted EBITDA (1)	128,508
Leverage ratio (must be below requirement)	4.14	6.50
(1) Credit Agreement Consolidated Adjusted EBITDA for the twelve months ended September 30, 2016 is presented in the following Adjusted EBITDA section.

Credit Agreement Consolidated Adjusted EBITDA
Adjusted EBITDA is not a presentation made in accordance with U.S. generally accepted accounting principles (“GAAP”). It should not be considered an alternative to GAAP-based net income or income from operations or operating cash flows. Further, because not all companies use identical calculations, amounts reflected by us as Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Management believes the information shown below is relevant as it presents the amounts used to calculate covenants which are provided to our lenders. Non-compliance with our debt covenants could result in the requirement to immediately repay all amounts outstanding under such agreements.

The reconciliation of Net (Loss) to Adjusted EBITDA for the three and nine months ended September 30, 2016 and 2015 and reconciliation of Net (Loss) to Credit Agreement Consolidated Adjusted EBITDA for the year ended December 31, 2015 and the twelve trailing months ("TTM") ended September 30, 2016 and 2015 follows:

	Three Months Ended		Nine Months Ended		Year	TTM	TTM
	September 30,		September 30,		Ended	September 30,
	2016	2015	2016	2015	2015	2016	2015
Net (loss) income	$(437)	$(40)	$(6,535)	$(14,448)	$(23,083)	$(15,170)	$(18,529)
Income tax expense (benefit)	479	(5,187)	(2,471)	(7,873)	(12,334)	(6,932)	(9,730)
Interest expense, net	12,671	12,603	38,580	37,847	50,584	51,317	50,423
Interest expense on junior subordinated debentures	3,152	3,152	9,456	9,457	12,609	12,608	12,610
Investment income on trust common securities	(95)	(95)	(284)	(284)	(378)	(378)	(379)
Depreciation	7,974	7,611	24,394	22,119	29,027	31,302	30,419
Amortization	9,481	9,488	28,435	28,523	38,003	37,915	38,071
EBITDA	33,225	27,532	91,575	75,341	94,428	110,662	102,885

Stock compensation expense	573	423	1,691	680	1,290	2,301	1,019
Management fees	148	156	420	462	630	588	600
Foreign exchange (gain) loss	(544)	2,144	(341)	3,065	5,170	1,764	3,385
Acquisition and integration expense	—	—	—	257	257	—	931
Legal fees and settlements	1,886	607	2,752	1,491	1,739	3,000	1,938
Restructuring and other costs	1,499	2,230	2,107	7,850	9,934	4,191	8,933
Other adjustments	(509)	1,391	150	2,655	1,756	(749)	3,726
Adjusted EBITDA	$36,278	$34,483	$98,354	$91,801	$115,204	$121,757	$123,417

Pro-forma purchasing savings (1)	—	—	1,995	—	—	4,131	845
2015 costs to enter NDD market (2)	—	1,949	—	13,533	15,048	1,515	13,533
2015 costs to secure Canadian Tire Company new business	—	750	—	750	1,855	1,105	750
Credit Agreement Consolidated Adjusted EBITDA (3)	$36,278	$37,182	$100,349	$106,084	$132,107	$128,508	$138,545

1) Represents the annual pro-forma impact of run-rate cost savings (net of amounts already realized) agreed with vendors, based on savings calculated against forecasted stock keeping unit volume and negotiated price reductions from our top suppliers.

2) Represents the amounts spent on airfreight, other expedited delivery costs, and higher domestic sourcing costs to procure NDD product for our entrance into the NDD market.

3) Consolidated Adjusted EBITDA calculated in accordance with the Credit Agreement.

Critical Accounting Policies and Estimates
Significant accounting policies and estimates are summarized in the notes to the condensed consolidated financial statements. Some accounting policies require management to exercise significant judgment in selecting the appropriate assumptions for calculating financial estimates. Such judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, known trends in our industry, terms of existing contracts, and other information from outside sources, as appropriate. Management believes that these estimates and assumptions are reasonable based on the facts and circumstances as of September 30, 2016, however, actual results may differ from these estimates under different assumptions and circumstances.
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

Recent Accounting Pronouncements

See “Note 3 - Recent Accounting Pronouncements” of the Notes to Condensed Consolidated Financial Statements.

Item 3.
Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Exposure
We are exposed to the impact of interest rate changes as borrowings under the Senior Facilities bear interest at variable interest rates. It is our policy to enter into interest rate swap and interest rate cap transactions only to the extent considered necessary to meet our objectives.
Based on our exposure to variable rate borrowings at September 30, 2016, after consideration of our LIBOR floor rate and interest rate swap agreements, a one percent (1%) change in the weighted average interest rate for a period of one year would change the annual interest expense by approximately $4.1 million.

Foreign Currency Exchange
We are exposed to foreign exchange rate changes of the Australian, Canadian, and Mexican currencies as they impact the $141.5 million tangible and intangible net asset value of our Australian, Canadian, and Mexican subsidiaries as of September 30, 2016. The foreign subsidiaries net tangible assets were $70.6 million and the net intangible assets were $70.9 million as of September 30, 2016.
We utilize foreign exchange forward contracts to manage the exposure to currency fluctuations in the Canadian dollar versus the U.S. Dollar. See "Note 9 - Derivatives and Hedging" of the Notes to Condensed Consolidated Financial Statements.
Item 4.
Controls and Procedures
Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of September 30, 2016, in ensuring that material information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. – Legal Proceedings.
We are subject to various claims and litigation that arise in the normal course of business. In the opinion of our management, the ultimate resolution of the pending litigation matters will not have a material adverse effect on our consolidated financial position, operations, or cash flows.
Item 1A – Risk Factors.
There have been no material changes to the risks from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.
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
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the Securities and Exchange Commission on November 14, 2016, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
THE HILLMAN COMPANIES, INC.

/s/ Jeffrey S. Leonard	/s/ Nicholas P. Ruffing
Jeffrey S. Leonard	Nicholas P. Ruffing
Chief Financial Officer	Controller
(Chief Accounting Officer)
DATE: November 14, 2016