Form 10-K
period 2016-12-31
HILLMAN COMPANIES INC
filed 2017-03-30
CIK 1029831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
On March 30, 2017, 5,000 shares of the Registrant's common stock were issued and outstanding and 4,217,724 Trust Preferred Securities were issued and outstanding by the Hillman Group Capital Trust. The Trust Preferred Securities trade on the NYSE Amex under the symbol "HLM.Pr." The aggregate market value of the Trust Preferred Securities held by non-affiliates at June 30, 2016 was $137,286,916.

PART I
Forward-Looking Statements
Certain disclosures related to acquisitions, refinancing, capital expenditures, resolution of pending litigation, and realization of deferred tax assets contained in this annual report involve substantial risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements include statements regarding our future financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” “project,” or the negative of such terms or other similar expressions.
These forward-looking statements are not historical facts, but rather are based on our current expectations, assumptions, and projections about future events. Although we believe that the expectations, assumptions, and projections on which these forward-looking statements are based are reasonable, they nonetheless could prove to be inaccurate, and as a result, the forward-looking statements based on those expectations, assumptions, and projections also could be inaccurate. Forward-looking statements are not guarantees of future performance. Instead, forward-looking statements are subject to known and unknown risks, uncertainties, and assumptions that may cause our strategy, planning, actual results, levels of activity, performance, or achievements to be materially different from any strategy, planning, future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Actual results could differ materially from those currently anticipated as a result of a number of factors, including the risks and uncertainties discussed under the caption “Risk Factors” set forth in Item 1A of this annual report. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements.
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
Item 1 – Business.
General
The Hillman Companies, Inc. and its wholly-owned subsidiaries (collectively, “Hillman” or “Company”) are one of the largest providers of hardware-related products and related merchandising services to retail markets in North America. Our principal business is operated through our wholly-owned subsidiary, The Hillman Group, Inc. and its wholly-owned subsidiaries (collectively, “Hillman Group”), which had net sales of approximately $814.9 million in 2016. Hillman Group sells its products to hardware stores, home centers, mass merchants, pet supply stores, and other retail outlets principally in the United States, Canada, Mexico, Latin America, and the Caribbean. Product lines include thousands of small parts such as fasteners and related hardware items; threaded rod and metal shapes; keys, key duplication systems, and accessories; builder's hardware; and identification items, such as tags and letters, numbers, and signs. We support product sales with services that include design and installation of merchandising systems and maintenance of appropriate in-store inventory levels.
Our headquarters are located at 10590 Hamilton Avenue, Cincinnati, Ohio. We maintain a website at www.hillmangroup.com. Information contained or linked on our website is not incorporated by reference into this annual report and should not be considered a part of this annual report.
Background
On June 30, 2014, affiliates of CCMP Capital Advisors, LLC (“CCMP”) and Oak Hill Capital Partners III, L.P., Oak Hill Capital Management Partners III, L.P., and OHCP III HC RO, L.P. (collectively, “Oak Hill Funds”), together with certain current and former members of Hillman's management, consummated a merger transaction (the “Merger Transaction”) pursuant to the terms of an Agreement and Plan of Merger dated as of May 16, 2014. As a result of the Merger Transaction, The Hillman Companies, Inc. remained a wholly-owned subsidiary of OHCP HM Acquisition Corp., which changed its name to HMAN Intermediate II Holdings Corp. (“Predecessor Holdco”), and became a wholly-owned subsidiary of HMAN Group Holdings Inc. (“Successor Holdco” or “Holdco”). The total consideration paid in the Merger Transaction was approximately $1.5 billion including repayment of outstanding debt and including the value of our outstanding Junior Subordinated Debentures ($105.4 million liquidation value at the time of the Merger Transaction).

Hillman Group
We are organized as five separate business segments, the largest of which is (1) Hillman Group operating primarily in the United States. The other business segments consist of subsidiaries of the Hillman Group operating in (2) Canada under the names The Hillman Group Canada ULC and H. Paulin & Co., (3) Mexico under the name SunSource Integrated Services de Mexico S.A. de C.V., (4) Florida under the name All Points Industries, and (5) Australia under the name The Hillman Group Australia Pty. Ltd. In the year ended December 31, 2016, we decided to exit the Australia market following the withdrawal from Australia of a key customer and recorded charges of $1.0 million related to the write-off of inventory and other assets.
We provide merchandising services and products such as fasteners and related hardware items; threaded rod and metal shapes; keys, key duplication systems, and accessories; builder's hardware; and identification items, such as tags and letters, numbers, and signs, to retail outlets, primarily hardware stores, home centers and mass merchants, pet supply stores, grocery stores, and drug stores. We complement our extensive product selection with regular retailer visits by our field sales and service organization.
We market and distribute approximately 114,000 stock keeping units (“SKUs”) of small, hard-to-find and hard-to-manage hardware items. We function as a category manager for retailers and support these products with in-store service, high order fill rates, and rapid delivery of products sold. Sales and service representatives regularly visit retail outlets to review stock levels, reorder items in need of replacement, and interact with the store management to offer new product and merchandising ideas. Thousands of items can be actively managed with the retailer experiencing a substantial reduction of in-store labor costs and replenishment paperwork. Service representatives also assist in organizing the products in a consumer-friendly manner. We complement our broad range of products with merchandising services such as displays, product identification stickers, retail price labels, store rack and drawer systems, assistance in rack positioning and store layout, and inventory restocking services. We regularly refresh retailers' displays with new products and package designs utilizing color-coding to simplify the shopping experience for consumers and improve the attractiveness of individual store displays.
We operate from 19 strategically located distribution centers in the United States, Canada, and Mexico and are recognized for providing retailers with industry leading fill-rates and lead times. Our main distribution centers utilize state-of-the-art warehouse management systems (“WMS”) to ship customer orders within 48 hours while achieving a very high order fill rate. We utilize third-party logistics providers to warehouse and ship customer orders in the U.S., Mexico, and Australia.
We also design, manufacture, and market industry-leading identification and duplication equipment for home, office, automotive, and specialty keys. In 2000, we revolutionized the key duplication market with the patent-protected Axxess Key Duplication System™ which provided the ability to accurately identify and duplicate a key to store associates with little or no experience. In 2007, we upgraded our key duplication technology with Precision Laser Key™ utilizing innovative digital and laser imaging to identify a key and duplicate the cut-pattern automatically. In 2011, we introduced the innovative FastKey™ consumer-operated key duplication system which utilizes technology from the Precision Laser Key System™. In 2016, we delivered our most innovative and effective key duplication equipment with the introduction of KeyKrafter™. The KeyKrafter™ provides significant reduction in duplication time while increasing accuracy and ease of use. Through our creative use of technology and efficient use of inventory management systems, the sale of our products have proven to be a profitable revenue source for big box retailers. Our duplication systems have been placed in over 25,000 retail locations to date and are supported by our sales and service representatives.
In addition, we supply a variety of innovative options of consumer-operated vending systems for engraving specialty items such as pet identification tags, luggage tags, and other engraved identification tags. We have developed unique engraving systems leveraging state-of-the-art technologies to provide a customized solution for mass merchant and pet supply retailers. To date, approximately 10,000 of our engraving systems have been placed in retail locations which are also supported by our sales and service representatives.
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
We currently manage a worldwide supply chain of approximately 800 vendors, the largest of which accounted for approximately 4.3% of the Company's annual purchases and the top five of which accounted for approximately 18% of its annual purchases. Our vendor quality control procedures include on-site evaluations and frequent product testing. Vendors are also evaluated based on delivery performance and the accuracy of their shipments.
Fasteners
Fasteners remain the core of our business and the product line encompasses what we believe to be one of the largest selections among suppliers servicing the hardware retail segment. The fastener line includes standard and specialty nuts, bolts, washers, screws, anchors, and picture hanging items. We offer zinc, chrome, and galvanized plated steel fasteners in addition to stainless steel, brass, and nylon fasteners in this vast line of products. In addition, we carry a complete line of indoor and outdoor project fasteners for use with drywall and deck construction.
We keep the fastener category vibrant and refreshed for retailers by providing a continuous stream of new products. Some of our recent offerings include an expansion of Hillman's WeatherMaxx™ stainless steel fasteners. We believe that the fast-growing category provides consumers with value and performance in exterior applications and incremental margins for retailers. WeatherMaxx™ features a variety of packaging options to assist consumers to find the right quantity for large or small projects. In addition, the Tite-Series marks our expansion into the fast growing and highly profitable construction fastener segment. The Tite-Series features fasteners for common new construction and remodeling projects such as deck building, roof repair, landscaping, and gutter repair. We believe that the Tite-Series offers enhanced performance with an easy-start, type 17 bit, serrated threads, and reduced torque requirements. The program also features an innovative new merchandising format which we believe allows retailers to increase holding power while displaying products in a neat and organized system.
In 2015, we continued to expand a new line of hand driven nails, deck screws, and drywall screws. The new program features a comprehensive offering for DIYers and professional contractors across a good, better, best value platform. The program is marketed under the prominent Hillman brand and introduces three new categories: Fas-N-Tite, DeckPlus, and PowerPro, allowing shoppers to choose their desired quality level. Our new offering was the result of extensive consumer research and contains proprietary performance features that we believe will positively influence end-users' purchase decision. The packaging and merchandising utilizes large product images, impactful graphics, and mounted product samples so that shoppers can easily navigate the display and locate items quickly.
We expanded our mass merchant fastener program in over 3,500 stores across the U.S. The line targets consumers visiting mass merchants, grocery, and department stores who desire to purchase their hardware needs while shopping for grocery and general merchandise needs. The product offering provides convenience to the light-duty DIYer and solutions to common home improvement projects. The program utilizes our proven packaging and merchandising best practices that simplify consumers' shopping experience. We believe that this new line is among the most comprehensive and innovative in this market segment which is growing in popularity due to busy consumers who prefer one-stop shopping superstores.
In 2016, we continued to expand our fastener presence beyond retailers' ‘brick and mortar' locations by supporting the e-commerce segment. We supported e-commerce requests and now have over 25,000 items available for sale on retailers' websites. We supported direct-to-store and direct-to-consumer fulfillment for consumers who choose to order fasteners directly from retailers' websites. Consumers can visit the retailer's website, select their desired fasteners, pay by credit card, and pick up their order at the retailer's store or choose to have the order shipped to the address of the consumer's choice. We continue to support retailers' requests to expand their on-line offerings in 2017.
Fasteners generated approximately 64.3% of our total revenues in 2016, as compared to 65.8% in 2015 and 64.5% in 2014.
Keys and Key Accessories
We design and manufacture proprietary equipment which forms the cornerstone for our key duplication business. Our key duplication system is offered in various retail channels including mass merchants, home centers, automotive parts retailers, franchise and independent (“F&I”) hardware stores, and grocery/drug chains; it can also be found in many service-based businesses like parcel shipping outlets.
We market multiple separate key duplication systems. The Axxess Precision Key Duplication System™ is marketed to national retailers requiring a key duplication program easily mastered by novice associates, while the Hillman Key Program targets the F&I hardware retailers with a machine that works well in businesses with lower turnover and highly skilled employees. There are over 25,000 Axxess Programs placed in North American retailers including Home Depot, Lowe's, and Walmart.
We introduced the Precision Laser Key System™ in 2007. This system uses a digital optical camera, lasers, and proprietary software to scan a customer's key. The system identifies the key and retrieves the key's specifications, including the appropriate blank and cutting pattern, from a comprehensive database. This technology automates nearly every aspect of key duplication and provides the ability for every store associate to cut a key accurately. We have placed approximately 2,900 of these key duplicating systems in North American retailers and we believe that we are well-positioned to capitalize on this technology.
In 2011, we launched the innovative FastKey™ consumer-operated key duplication system with Walmart in 1,000 high volume stores. FastKey™ utilizes technology from the Precision Laser Key System™ and combines a consumer-friendly vending system which allows retail shoppers to duplicate the most popular home, office, and small lock keys. The FastKey™ system covers a large percentage of the key market and features a unique key sleeve that ensures proper insertion, alignment, and duplication of the key. Consumers who attempt to duplicate keys not included in the FastKey™ system receive a ‘service slip' identifying their key and referring them to the main Hillman key cutting location within the store. The FastKey™ system has demonstrated the ability to increase overall key sales at the store retail level.
In 2016, we delivered our most innovative and effective key duplication equipment with the introduction of KeyKrafter™. The KeyKrafter™ provides significant reduction in duplication time while increasing accuracy and ease of use.
In addition to key duplication, we have an exclusive, strategic partnership with Sid Tool Co., Inc. (acting through its Class C Solutions Group) for the distribution of the proprietary PC+© Code Cutter machine which produces automobile keys based on a vehicle's identification number. The Code Cutter machines are marketed to automotive dealerships, auto rental agencies, and various companies with truck and vehicle fleets. Since its introduction, over 7,900 PC+© units and over 9,100 of the newer Flash Code Cutter units have been sold.
We also market keys and key accessories in conjunction with our duplication systems. Our proprietary key offering features the universal blank which uses a "universal" keyway to replace up to five original equipment keys. This innovative system allows a retailer to duplicate 99% of the key market while stocking less than 100 SKUs. We continually refresh the retailer's key offering by introducing decorated and licensed keys and accessories. Our Wackey™ and Fanatix™ lines feature decorative themes of art and popular licenses such as NFL, Disney, Breast Cancer Awareness, M&M's, and Harley Davidson to increase the purchase frequency and average transaction value per key. We also market a successful line of decorative and licensed lanyards. We have taken the key and key accessory categories from a price sensitive commodity to a fashion driven business and have significantly increased retail pricing and gross margins.
Keys, key accessories, and Code Cutter units represented approximately 14.8% of our total revenues in 2016, as compared to 15.6% in 2015 and 16.6% in 2014.
Engraving
Our engraving business focuses on the growing consumer spending trends surrounding personalized and pet identification. Innovation has played a major role in the development of our engraving business unit. From the original Quick-Tag™ consumer-operated vending system to the proprietary laser system of TagWorks, we continue to lead the industry with consumer-friendly engraving solutions.
Quick-Tag™ is a patented, consumer-operated vending system that custom engraves and dispenses pet identification tags, military-style I.D. tags, holiday ornaments, and luggage tags. Styles include NFL and NCAA logo military tags. Quick-Tag™ is an easy, convenient means for the consumer to custom-engrave tags and generates attractive margins for the retailer. We have placed over 4,700 Quick-Tag™ machines in retail outlets throughout the U.S. and Canada. In addition to placements in retail outlets, we have placed machines inside theme parks such as Disney, Sea World, and Universal Studios.
In 2010, we launched the next generation engraving platform with our new FIDO™ system. This new engraving program integrates a fun attractive design with a user interface that provides new features for the consumer. The individual tag is packaged in a mini cassette and the machine's mechanism flips the tag to allow engraving on both sides. The user interface features a loveable dog character that guides the consumer through the engraving process. We have placed approximately 3,100 FIDO™ systems in PETCO stores as of December 31, 2016.
In 2011, we acquired the innovative TagWorks engraving system featuring patented technology, unique product portfolio, and attractive off-board merchandising. The TagWorks system utilizes laser printing technology and allows consumers to watch the engraving process. The off-board merchandising allows premium-priced tags to be displayed in store-front locations and is effective at increasing the average price per transaction.
We design, manufacture, and assemble the engraving equipment in our Tempe, Arizona facility. Engraving products represented approximately 6.8% of our total revenues in 2016, as compared to 6.5% in 2015 and 6.7% in 2014.

Letters, Numbers, and Signs
Letters, numbers, and signs (“LNS”) includes product lines that target both the homeowner and commercial user. Product lines within this category include individual and/or packaged letters, numbers, signs, safety related products (e.g., 911 signs), driveway markers, and a diversity of sign accessories, such as sign frames.
Through a series of strategic acquisitions, exclusive partnerships, and organic product developments, we have created an LNS program which gives retailers one of the largest product offerings available in this category. This SKU intensive product category is considered a staple for retail hardware departments and is typically merchandised in eight linear feet of retail space containing hundreds of SKUs. In addition to the core product program, we provide our customers with retail support including custom plan-o-grams and merchandising solutions.
We have demonstrated the continual launch of new products to match the needs of DIY and commercial end-users. We recently introduced popular programs such as high-end address plaques and numbers, the custom create-a-sign program, and commercial signs.
Our LNS program can be found in big box retailers, mass merchants, and pet supply accounts. In addition, we have product placement in F&I hardware retailers.
The LNS category represented approximately 4.8% of our total revenues in 2016, 2015 and 2014.
Threaded Rod
We are a leading supplier of metal shapes and threaded rod in the retail market. The SteelWorks™ threaded rod product includes hot and cold rolled rod, both weld-able and plated, as well as a complete offering of All-Thread rod in galvanized steel, stainless steel, and brass.
The SteelWorks™ program is carried by many top retailers, including Lowe's and Menards, and through cooperatives such as Ace Hardware. In addition, we are the primary supplier of metal shapes to many wholesalers throughout the country.
Threaded rod generated approximately 4.6% of our total revenues in 2016, as compared to 4.2% in 2015 and 4.5% in 2014.
Builder's Hardware
The builder's hardware category includes a variety of common household items such as coat hooks, door stops, hinges, gate latches, hasps, and decorative hardware.
We market the builder's hardware products under the Hardware Essentials™ brand and provide the retailer with an innovative merchandising solution. The Hardware Essentials™ program utilizes modular packaging, color coding, and integrated merchandising to simplify the shopping experience for consumers. Colorful signs, packaging, and installation instructions guide the consumer quickly and easily to the correct product location. Hardware Essentials™ provides retailers and consumers decorative upgrade opportunities through the introduction of high-end finishes such as satin nickel, pewter, and antique bronze.
The combination of merchandising, upgraded finishes, and product breadth is designed to improve the retailer's performance. The addition of the builder's hardware product line exemplifies our strategy of leveraging our core competencies to further penetrate customer accounts with new product offerings. In 2016, we expanded the placement of the Hardware Essentials™ line in the F&I channel. The F&I channel provided successful conversions in over 400 new locations in 2016.
As of December 31, 2016, the Hardware Essentials™ line was placed in over 3,600 retail locations and generated approximately 4.7% of our total revenues in 2016, as compared to 3.1% in 2015 and 2.9% in 2014.
Markets and Customers
We sell our products to national accounts such as Lowe's, Home Depot, Walmart, Tractor Supply, Menards, PetSmart, and PETCO. Our status as a national supplier of proprietary products to big box retailers allows us to develop a strong market position and high barriers to entry within our product categories.
We service more than 15,000 F&I retail outlets. These individual dealers are typically members of the larger cooperatives, such as True Value, Ace Hardware, and Do-It-Best. We ship directly to the cooperative's retail locations and also supply many items to the cooperative's central warehouses. These central warehouses distribute to their members that do not have a requirement for

Hillman's in-store service. These arrangements reduce credit risk and logistic expenses for us while also reducing central warehouse inventory and delivery costs for the cooperatives.
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
We sell our products to approximately 26,000 customers, the top five of which accounted for approximately $441.9 million of our total revenue in 2016. For the year ended December 31, 2016, Lowe's was the single largest customer, representing approximately $173.5 million of our total revenues, Home Depot was the second largest at approximately $137.5 million, and Walmart was the third largest at approximately $64.5 million of our total revenue. No other customer accounted for more than 5.0% of total revenue in 2016. In each of the years ended December 31, 2016, 2015, and 2014, we derived over 10% of our total revenues from Lowe's and Home Depot which operated in the following segments: United States excluding All Points, All Points, Canada, and Mexico.
Our telemarketing activity sells to thousands of smaller hardware outlets and non-hardware accounts. We are also pursuing new business internationally in such places as Canada, Mexico, Central America, and the Caribbean. See Note 17 - Segment Reporting and Geographic Information, of Notes to Consolidated Financial Statements.
Sales and Marketing
We provide product support, customer service, and high profit margins for our retail distribution partners. We believe that our competitive advantage is in our ability to provide a greater level of customer service than our competitors.
Service is the hallmark of Hillman company-wide. The national accounts field service organization consists of approximately 535 employees and 40 field managers focusing on big box retailers, pet super stores, large national discount chains, and grocery stores. This organization reorders products, details store shelves, and sets up in-store promotions. Many of our largest customers use electronic data interchange (“EDI”) for handling of orders and invoices.
We employ what we believe to be the largest direct sales force in the industry. The sales force, which consists of approximately 220 employees and is managed by 22 field managers, focuses on the F&I customers. The depth of the sales and service team enables us to maintain consistent call cycles ensuring that all customers experience proper stock levels and inventory turns. This team also prepares custom plan-o-grams of displays to fit the needs of any store and establishes programs that meet customers' requirements for pricing, invoicing, and other needs. This group also benefits from daily internal support from our inside sales and customer service teams. On average, each sales representative is responsible for approximately 58 full service accounts that the sales representative calls on approximately every two weeks.
These efforts, coupled with those of the marketing department, allow the sales force to sell and support our product lines. Our marketing department provides support through the development of new products and categories, sales collateral material, promotional items, merchandising aids, and custom signage. Marketing services such as advertising, graphic design, and trade show management are also provided to the sales force. The department is organized along our three marketing competencies: product management, channel marketing, and marketing communications.
Competition
Our primary competitors in the national accounts marketplace for fasteners are Illinois Tool Works Inc., Dorman Products Inc., Midwest Fastener Corporation, Primesource Building Products, Inc, and competition from direct import by our customers. Competition is based primarily on in-store service and price. Other competitors are local and regional distributors. Competitors in the pet tag market are specialty retailers, direct mail order, and retailers with in-store mail order capability. The Quick-Tag™, FIDO™, and TagWorks systems have patent protected technology that is a major barrier to entry and helps to preserve this market segment.
The principal competitors for our F&I business are Midwest Fastener and Hy-Ko Products Company (“Hy-Ko”) in the hardware store marketplace. Midwest Fastener primarily focuses on fasteners, while Hy-Ko is the major competitor in LNS products and keys/key accessories. The hardware outlets that purchase our products without regularly scheduled sales representative visits may also purchase products from local and regional distributors and cooperatives. We compete primarily on field service, merchandising, as well as product availability, price, and depth of product line.

Insurance Arrangements
Under our current insurance programs, commercial umbrella coverage is obtained for catastrophic exposure and aggregate losses in excess of expected claims. Since 1991, we have retained the exposure on certain expected losses related to workers' compensation, general liability, and automobile. We also retain the exposure on expected losses related to health benefits of certain employees. We believe that our present insurance is adequate for our businesses. See Note 13 - Commitments and Contingencies, of Notes to Consolidated Financial Statements.
Employees
As of December 31, 2016, we had 3,045 full time and part time employees, none of which were covered by a collective bargaining agreement. In our opinion, employee relations are good.
Backlog
We do not consider the sales backlog to be a significant indicator of future performance due to the short order cycle of our business. Our sales backlog from ongoing operations was approximately $9.0 million as of December 31, 2016 and approximately $8.9 million as of December 31, 2015. We expect to realize the entire December 31, 2016 backlog during 2017.
Where You Can Find More Information
We file quarterly reports on Form 10-Q and annual reports on Form 10-K and furnish current reports on Form 8-K and other information with the Securities and Exchange Commission (the “Commission”). You may read and copy any reports, statements, or other information filed by the Company at the Commission's public reference rooms at 100 F Street, N.E., Washington, D.C. 20549. Please call the Commission at 1-800-SEC-0330 for more information on the public reference rooms. The Commission also maintains an Internet site at www.sec.gov that contains quarterly, annual, and current reports, proxy and information statements, and other information regarding issuers, like Hillman, that file electronically with the Commission.
In addition, our quarterly reports on Form 10-Q and annual reports on Form 10-K are available free of charge on our website at www.hillmangroup.com as soon as reasonably practicable after such reports are electronically filed with the Commission. We are providing the address to our website solely for the information of investors. We do not intend the address to be an active link or to incorporate the contents of the website into this report.
Item 1A - Risk Factors.
You should carefully consider the following risks. However, the risks set forth below are not the only risks that we face, and we face other risks which have not yet been identified or which are not yet otherwise predictable. If any of the following risks occur or are otherwise realized, our business, financial condition, and results of operations could be materially adversely affected. You should consider carefully the risks described below and all other information in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes and schedules thereto.
Risks Relating to Our Business
Unfavorable economic conditions may adversely affect our business, results of operations, financial condition, and cash flows.
Our business is impacted by general economic conditions in the U.S., Canada, and other international markets, particularly the U.S. retail markets including hardware stores, home centers, mass merchants, and other retailers. The current and future economic conditions in the U.S. and internationally, including, without limitation, the level of consumer debt, high levels of unemployment, higher interest rates, and the ability of our customers to obtain credit, may cause a continued or further decline in business and consumer spending.
Adverse changes in economic conditions, including inflation, recession, or instability in the financial markets or credit markets may either lower demand for our products or increase our operational costs, or both. Such conditions may also materially impact our customers, suppliers, and other parties with whom we do business and may result in financial difficulties leading to restructurings, bankruptcies, liquidations, and other unfavorable events for our customers, suppliers, and other service providers. Our revenue will be adversely affected if demand for our products declines. The impact of unfavorable economic conditions may also impair the ability of our customers to pay for products they have purchased and could have a material adverse effect on our results of operations, financial condition, and results of operations.

We operate in a highly competitive industry, which may have a material adverse effect on our business, financial condition, and results of operations.
The retail industry is highly competitive, with the principal methods of competition being product innovation, price, quality of service, quality of products, product availability and timeliness, credit terms, and the provision of value-added services, such as merchandising design, in-store service, and inventory management. We encounter competition from a large number of regional and national distributors, some of which have greater financial resources than us and may offer a greater variety of products. If these competitors are successful, our business, financial condition, and results of operations may be materially adversely affected.
To compete successfully, we must develop and commercialize a continuing stream of innovative new products that create consumer demand.
Our long-term success in the current competitive environment depends on our ability to develop and commercialize a continuing stream of innovative new products, including those in our new mass merchant fastener program, which create and maintain consumer demand. We also face the risk that our competitors will introduce innovative new products that compete with our products. Our strategy includes increased investment in new product development and continued focus on innovation. There are, nevertheless, numerous uncertainties inherent in successfully developing and commercializing innovative new products on a continuing basis, and new product launches may not provide expected growth results.
Our business may be adversely affected by seasonality.
In general, we have experienced seasonal fluctuations in sales and operating results from quarter to quarter. Typically, the first calendar quarter is the weakest due to the effect of weather on home projects and the construction industry. If adverse weather conditions persist on a regional or national basis into the second or other calendar quarters, our business, financial condition, and results of operations may be materially adversely affected.
Large customer concentration and the inability to penetrate new channels of distribution could adversely affect our business.
Our three largest customers constituted approximately $375.5 million of net sales and $24.4 million of the year-end accounts receivable balance for 2016. Each of these customers is a big box chain store. Our results of operations depend greatly on our ability to maintain existing relationships and arrangements with these big box chain stores. To the extent that the big box chain stores are materially adversely impacted by the current slow growth economy, this could have a negative effect on our results of operations. The loss of one of these customers or a material adverse change in the relationship with these customers could have a negative impact on our business. Our inability to penetrate new channels of distribution may also have a negative impact on our future sales and business.
Successful sales and marketing efforts depend on our ability to recruit and retain qualified employees.
The success of our efforts to grow our business depends on the contributions and abilities of key executives, our sales force, and other personnel, including the ability of our sales force to achieve adequate customer coverage. We must therefore continue to recruit, retain, and motivate management, sales, and other personnel to maintain our current business and to support our projected growth. A shortage of these key employees might jeopardize our ability to implement our growth strategy.
We are exposed to adverse changes in currency exchange rates.
Exposure to foreign currency risk exists because we, through our global operations, enter into transactions and make investments denominated in multiple currencies. Our predominant exposures are in Canadian, Australian, Mexican, and Asian currencies, including the Chinese Renminbi (“RMB”). In preparing our consolidated financial statements, for foreign operations with functional currencies other than the U.S. dollar, asset and liability accounts are translated at current exchange rates, and income and expenses are translated using weighted-average exchange rates. With respect to the effects on translated earnings, if the U.S. dollar strengthens relative to local currencies, our earnings could be negatively impacted. We do not make a practice of hedging our non-U.S. dollar earnings.
We source many products from China and other Asian countries for resale in other regions. To the extent that the RMB or other currencies appreciate with respect to the U.S. dollar, we may experience cost increases on such purchases. The RMB depreciated against the U.S. dollar by 7.18% in 2016 and 4.4% in 2015, and appreciated against the U.S. dollar by 2.5% in 2014. Significant appreciation of the RMB or other currencies in countries where we source our products could adversely impact our profitability. In addition, our foreign subsidiaries may purchase certain products from their vendors denominated in

U.S. dollars. If the U.S. dollar strengthens compared to the local currencies, it may result in margin erosion. We have a practice of hedging some of our Canadian subsidiary's purchases denominated in U.S. dollars. We may not be successful at implementing customer pricing or other actions in an effort to mitigate the related cost increases and thus our results of operations may be adversely impacted.
Our results of operations could be negatively impacted by inflation or deflation in the cost of raw materials, freight, and energy.
Our products are manufactured of metals, including but not limited to steel, aluminum, zinc, and copper. Additionally, we use other commodity-based materials in the manufacture of LNS that are resin-based and subject to fluctuations in the price of oil. We are also exposed to fluctuations in the price of diesel fuel in the form of freight surcharges on customer shipments and the cost of gasoline used by the field sales and service force. Continued inflation over a period of years would result in significant increases in inventory costs and operating expenses. If we are unable to mitigate these inflation increases through various customer pricing actions and cost reduction initiatives, our financial condition may be adversely affected. Conversely, in the event that there is deflation, we may experience pressure from our customers to reduce prices. There can be no assurance that we would be able to reduce our cost base (through negotiations with suppliers or other measures) to offset any such price concessions which could adversely impact our results of operations and cash flows.
We are subject to the risks of doing business internationally.
A portion of our revenue is generated outside the United States, primarily from customers located in Canada, Mexico, Australia, Latin America, and the Caribbean. Because we sell our products and services outside the United States, our business is subject to risks associated with doing business internationally, which include:

•	changes in a specific country's or region's political and cultural climate or economic condition;

•	unexpected or unfavorable changes in foreign laws and regulatory requirements;

•	difficulty of effective enforcement of contractual provisions in local jurisdictions;

•	inadequate intellectual property protection in foreign countries;

•	the imposition of duties and tariffs and other trade barriers;

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
Our business is subject to risks associated with sourcing product from overseas.
We import large quantities of our fastener products. Substantially all of our import operations are subject to customs requirements and to tariffs and quotas set by governments through mutual agreements or bilateral actions. In addition, the countries from which our products and materials are manufactured or imported may, from time to time, impose additional quotas, duties, tariffs, or other restrictions on their imports or adversely modify existing restrictions. Adverse changes in these import costs and restrictions, or our suppliers' failure to comply with customs regulations or similar laws, could harm our business.
If any of our existing vendors fail to meet our needs, we believe that sufficient capacity exists in the open market to supply any shortfall that may result. However, it is not always possible to replace a vendor on short notice without disruption in our operations which may require more costly expedited transportation expense and replacement of a major vendor is often at higher prices.
Our ability to import products in a timely and cost-effective manner may also be affected by conditions at ports or issues that otherwise affect transportation and warehousing providers, such as port and shipping capacity, labor disputes, severe weather, or increased homeland security requirements in the U.S. and other countries. These issues could delay importation of products or require us to locate alternative ports or warehousing providers to avoid disruption to customers. These alternatives may not be available on short notice or could result in higher transit costs, which could have an adverse impact on our business and financial condition.
Acquisitions have formed a significant part of our growth strategy in the past and may continue to do so. If we are unable to identify suitable acquisition candidates or obtain financing needed to complete an acquisition, our growth strategy may not succeed.
Historically, our growth strategy has relied on acquisitions that either expand or complement our businesses in new or existing markets. However, there can be no assurance that we will be able to identify or acquire acceptable acquisition candidates on terms favorable to us and in a timely manner, if at all, to the extent necessary to fulfill our growth strategy.
The process of integrating acquired businesses into our operations may result in unforeseen difficulties and may require a disproportionate amount of resources and management attention, and there can be no assurance that we will be able to successfully integrate acquired businesses into our operations. Additionally, we may not achieve the anticipated benefits from any acquisition.
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
If we were required to write down all or part of our goodwill or indefinite-lived trade names, our results of operations could be materially adversely affected.
We have $615.7 million of goodwill and $85.3 million of indefinite-lived trade names recorded on our Consolidated Balance Sheet at December 31, 2016. We are required to periodically determine if our goodwill or indefinite-lived trade names have become impaired, in which case we would write down the impaired portion of the intangible asset. If we were required to write down all or part of our goodwill or indefinite-lived trade names, our net income could be materially adversely affected.
Our success is highly dependent on information and technology systems.
We believe that our proprietary computer software programs are an integral part of our business and growth strategies. We depend on our information systems to process orders, to manage inventory and accounts receivable collections, to purchase, sell, and ship products efficiently and on a timely basis, to maintain cost-effective operations, and to provide superior service to our customers. If these systems are damaged, intruded upon, shutdown, or cease to function properly (whether by planned upgrades, force majeure, telecommunications failures, hardware or software break-ins or viruses, other cyber-security incidents, or otherwise), we may suffer disruption in our ability to manage and operate our business.
There can be no assurance that the precautions which we have taken against certain events that could disrupt the operations of our information systems will prevent the occurrence of such a disruption. Any such disruption could have a material adverse effect on our business and results of operations.
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
Intellectual property rights are an important and integral component of our business. We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright, and trade secret laws, as well as licensing agreements and third-party nondisclosure and assignment agreements. Failure to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business.
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
We are involved in various legal proceedings, which from time to time may involve class action lawsuits, state and federal governmental inquiries, audits and investigations, environmental matters, employment, tort, state false claims act, consumer litigation, and intellectual property litigation. At times, such matters may involve executive officers and other management. Certain of these legal proceedings may be a significant distraction to management and could expose us to significant liability, including settlement expenses, damages, fines, penalties, attorneys' fees and costs, and non-monetary sanctions, any of which could have a material adverse effect on our business and results of operations.
Increases in the cost of employee health benefits could impact our financial results and cash flows.
Our expenses relating to employee health benefits are significant. Healthcare costs have risen significantly in recent years, and recent legislative and private sector initiatives regarding healthcare reform have resulted and could continue to result in significant changes to the U.S. healthcare system. Unfavorable changes in the cost of such benefits could have a material adverse effect on our financial results and cash flows.
Risks Relating to Our Indebtedness
We have significant indebtedness that could affect operations and financial condition and prevent us from fulfilling our obligations under our indebtedness.
We have a significant amount of indebtedness. On December 31, 2016, total indebtedness was $975.3 million, consisting of $108.7 million of indebtedness of Hillman and $866.6 million of indebtedness of Hillman Group.
Our substantial indebtedness could have important consequences to investors in Hillman securities. For example, it could:

•	make it more difficult for us to satisfy obligations to holders of our indebtedness;

•	increase our vulnerability to general adverse economic and industry conditions;

•
require the dedication of a substantial portion of cash flow from operations to payments on indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, research and development efforts, and other general corporate purposes;

•	limit flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to competitors that have less debt; and

•	limit our ability to borrow additional funds.
In addition, the indenture governing Hillman Group's notes and senior secured credit facilities contain financial and other restrictive covenants that limit the ability to engage in activities that may be in our long-term best interests. The failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all outstanding debts.
Despite current indebtedness levels, we may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial leverage.
We may be able to incur substantial additional indebtedness in the future. The terms of the indenture do not fully prohibit us from doing so. The senior secured credit facilities permit additional borrowing of $64.4 million on the revolving credit facility. If new debt is added to our current debt levels, the related risks that we now face could intensify.
The failure to meet certain financial covenants required by our credit agreements may materially and adversely affect assets, financial position, and cash flows.
Certain aspects of our credit agreements require the maintenance of a leverage ratio and limit our ability to incur debt, make investments, make dividend payments to holders of the Trust Preferred Securities, or undertake certain other business activities. In particular, our maximum allowed senior secured net leverage requirement is 6.50x as of December 31, 2016. A breach of the leverage covenant, or any other covenants, could result in an event of default under the credit agreements. Upon the occurrence of an event of default under the credit agreements, all amounts outstanding, together with accrued interest, could be declared immediately due and payable by our lenders. If this happens, our assets may not be sufficient to repay in full the payments due under the credit agreements. The current credit market environment and other macro-economic challenges affecting the global economy may adversely impact our ability to borrow sufficient funds or sell assets or equity in order to pay existing debt.
We are subject to fluctuations in interest rates.
On June 30, 2014, we closed on a $620.0 million senior secured credit facility (the “Senior Facilities”), consisting of a $550.0 million term loan and a $70.0 million revolving credit facility (the “Revolver”).
All of our indebtedness incurred in connection with the Senior Facilities has variable interest rates. Increases in borrowing rates will increase our cost of borrowing, which may adversely affect our results of operations and financial condition.
Restrictions imposed by the indenture governing the notes, and by our Senior Facilities and our other outstanding indebtedness, may limit our ability to operate our business and to finance our future operations or capital needs or to engage in other business activities.
The terms of our Senior Facilities and the indenture governing the notes restrict us from engaging in specified types of transactions. These covenants restrict our ability and the ability of our restricted subsidiaries, among other things, to:

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

In addition, the Revolver requires us to comply, under certain circumstances, with a maximum senior secured net leverage ratio covenant. Our ability to comply with this covenant can be affected by events beyond our control, and we may not be able to satisfy them. A breach of this covenant would be an event of default. In the event of a default under the Revolver, those lenders could elect to declare all amounts outstanding under the Revolver to be immediately due and payable or terminate their commitments to lend additional money, which would also lead to a cross-default and cross-acceleration of amounts owing under the Senior Facilities. If the indebtedness under our Senior Facilities or the notes were to be accelerated, our assets may not be sufficient to repay such indebtedness in full. In particular, note holders will be paid only if we have assets remaining after we pay amounts due on our secured indebtedness, including our Senior Facilities. We have pledged a significant portion of our assets as collateral under our Senior Facilities.
We may not be able to generate sufficient cash to service all of our indebtedness, including the notes, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business, and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, including the notes. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital, or restructure or refinance our indebtedness. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our Senior Facilities and the indenture governing the notes restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.
Our ability to repay our debt is affected by the cash flow generated by our subsidiaries.
Our subsidiaries own substantially all of our assets and conduct substantially all of our operations. Accordingly, repayment of our indebtedness will be dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment, or otherwise. Unless they are guarantors of the notes, our subsidiaries will not have any obligation to pay amounts due on the notes or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. While the indenture governing the notes limits the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to certain qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.
Volatility and weakness in bank and capital markets may adversely affect credit availability and related financing costs for us.
Bank and capital markets can experience periods of volatility and disruption. If the disruption in these markets is prolonged, our ability to refinance, and the related cost of refinancing, some or all of our debt could be adversely affected. Additionally, during periods of volatile credit markets, there is a risk that lenders, even those with strong balance sheets and sound lending practices, could fail or refuse to honor their legal commitments and obligations under existing credit commitments. Although we currently can access the bank and capital markets, there is no assurance that such markets will continue to be a reliable source of financing for us. These factors, including the tightening of credit markets, could adversely affect our ability to obtain cost-effective financing. Increased volatility and disruptions in the financial markets also could make it more difficult and more expensive for us to refinance outstanding indebtedness and obtain financing. In addition, the adoption of new statutes and regulations, the implementation of recently enacted laws or new interpretations or the enforcement of older laws and regulations applicable to the financial markets or the financial services industry could result in a reduction in the amount of available credit or an increase in the cost of credit. Disruptions in the financial markets can also adversely affect our lenders, insurers, customers, and other counterparties. Any of these results could results in a material adverse effect to our business, financial condition, and results of operations.

Item 1B - Unresolved Staff Comments.
None.
Item 2 – Properties.
As of December 31, 2016, our principal office, manufacturing, and distribution properties were as follows:

Business Segment	Approximate Square Footage	Description
United States, excluding All Points
Cincinnati, Ohio	270,000	Office, Distribution
Forest Park, Ohio	385,000	Office, Distribution
Jacksonville, Florida	97,000	Distribution
Lewisville, Texas	81,000	Distribution
Fairfield, Ohio	164,000	Distribution
Parma, Ohio	16,000	Office, Distribution
Rialto, California	402,000	Distribution
Shafter, California	134,000	Distribution
Tempe, Arizona	184,000	Office, Mfg., Distribution
United States, All Points
Pompano Beach, Florida	39,000	Office, Distribution
Canada
Burnaby, British Columbia	29,000	Distribution
Edmonton, Alberta	41,000	Distribution
Laval, Quebec	36,000	Distribution
Milton, Ontario	37,000	Manufacturing
Mississauga, Ontario	25,000	Distribution
Moncton, New Brunswick	16,000	Office, Distribution
Pickering, Ontario	301,000	Distribution
Scarborough, Ontario	372,000	Office, Mfg., Distribution
Winnipeg, Manitoba	40,000	Distribution
Mexico
Monterrey	13,000	Distribution
All of the Company's facilities are leased, with the exception of one distribution facility located in Scarborough, Ontario. In the opinion of the Company's management, the Company's existing facilities are in good condition.
Item 3 – Legal Proceedings.
We are subject to various claims and litigation that arise in the normal course of business. For a description of our material legal proceedings, see Note 13 - Commitments and Contingencies, to the accompanying consolidated financial statements included in this Annual Report on Form 10-K.

Item 4 – Mine Safety Disclosures.
Not Applicable.

PART II
Item 5 – Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Stock Exchange Listing
Our common stock does not trade and is not listed on or quoted in an exchange or other market. The Trust Preferred Securities trade under the ticker symbol "HLM.Pr." on the NYSE Amex. The following table sets forth the high and low sales prices as reported on the NYSE Amex for the Trust Preferred Securities.

2016	High	Low
First Quarter	$31.94	$30.03
Second Quarter	33.50	31.31
Third Quarter	34.74	32.47
Fourth Quarter	33.58	32.30
2015	High	Low
First Quarter	$33.45	$25.50
Second Quarter	30.00	27.31
Third Quarter	30.33	28.83
Fourth Quarter	30.97	29.25
The Trust Preferred Securities have a liquidation value of $25.00 per security. As of March 3, 2017, there were 347 holders of Trust Preferred Securities. As of March 30, 2017, the total number of Trust Preferred Securities outstanding was 4,217,724. As of March 30, 2017, our total number of shares of common stock outstanding was 5,000, held by one stockholder.
Distributions
We pay interest to the Hillman Group Capital Trust (the “Trust”) on the junior subordinated debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105.4 million, or $12.2 million per annum in the aggregate. The Trust distributes an equivalent amount to the holders of the Trust Preferred Securities. For the years ended December 31, 2016 and 2015, we paid $12.2 million per year in interest on the junior subordinated debentures, which was equivalent to the amounts distributed by the Trust for the same periods.
Pursuant to the indenture that governs the Trust Preferred Securities, the Trust is able to defer distribution payments to holders of the Trust Preferred Securities for a period that cannot exceed 60 months (the “Deferral Period”). During the Deferral Period, we are required to accrue the full amount of all interest payable, and such deferred interest payments are immediately payable at the end of the Deferral Period. There were no deferrals of distribution payments to holders of the Trust Preferred Securities in 2016 or 2015.
The interest payments on the junior subordinated debentures underlying the Trust Preferred Securities are deductible for federal income tax purposes under current law and will remain our obligation until the Trust Preferred Securities are redeemed or upon their maturity in 2027.
For more information on the Trust and junior subordinated debentures, see “Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.”
Unregistered Sales of Equity Securities
We made no sales of our equity securities during the year ended December 31, 2016.
Issuer Purchases of Equity Securities
We made no repurchases of our equity securities during the year ended December 31, 2016.

Item 6 – Selected Financial Data.
Our operations for the periods presented prior to June 30, 2014 are referenced herein as the Predecessor or Predecessor Operations. Our operations for the periods presented since the Merger Transaction are referenced herein as the Successor or Successor Operations and include the effects of our debt refinancing.
The following table sets forth selected consolidated financial data of the Predecessor for the six months ended June 29, 2014, as of and for the years ended December 31, 2013, and 2012; and consolidated financial data of the Successor as of and for the six months ended December 31, 2014 and for the years ended December 31, 2015 and 2016. See the accompanying Notes to Consolidated Financial Statements and “Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations” for information regarding the acquisition of the Company by affiliates of CCMP and the Oak Hill Funds and the Company's debt refinancing as well as other acquisitions that affect comparability.

	Successor			Predecessor
(dollars in thousands)	Year Ended 12/31/16	Year Ended 12/31/15	Period from 6/30/2014 Through 12/31/14	Six Months Ended 6/29/14	Year Ended 12/31/13	Year Ended 12/31/12
Income Statement Data:
Net sales	$814,908	$786,911	$377,292	$357,377	$701,641	$555,465
Cost of Sales (exclusive of depreciation and amortization)	437,896	435,529	193,221	183,342	359,326	275,016
Acquisition and integration expense (1)	—	257	22,719	31,681	8,638	3,031
Income (loss) from operations	41,515	27,398	8,241	(39,388)	56,441	40,968
Net loss	(14,206)	(23,083)	(18,937)	(44,526)	(1,148)	(7,234)
Balance Sheet Data at December 31:
Total assets	$1,781,636	$1,844,999	$1,880,230	N/A	$1,255,465	$1,163,514
Long-term debt & capital lease obligations (2)	536,572	570,277	547,857	N/A	385,955	313,439
11.6% Junior Subordinated Debentures	108,704	108,704	108,704	N/A	108,704	108,704
6.375% Senior Notes	330,000	330,000	330,000	N/A	—	—
10.875% Senior Notes	—	—	—	N/A	265,000	265,000

(1)	Acquisition and integration expenses for investment banking, legal, and other professional fees incurred in connection with the Merger Transaction and previous acquisitions.

(2)	Includes current portion of long-term debt (at face value) and capitalized lease obligations.
Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion provides information which our management believes is relevant to an assessment and understanding of our operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and related notes and schedules thereto appearing elsewhere herein. In addition, see “Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 Regarding Forward-Looking Information”, as well as “Risk Factors” in Item 1A of this Annual Report.
General
Hillman is one of the largest providers of hardware-related products and related merchandising services to retail markets in North America. Our principal business is operated through our wholly-owned subsidiary, The Hillman Group, Inc. and its wholly-owned subsidiaries (collectively, “Hillman Group”), which had net sales of approximately $814.9 million in 2016. We sell our products to hardware stores, home centers, mass merchants, pet supply stores, and other retail outlets principally in the United States, Canada, Mexico, Latin America, and the Caribbean. Product lines include thousands of small parts such as fasteners and related hardware items; threaded rod and metal shapes; keys, key duplication systems, and accessories; builder's hardware; and identification items, such as tags and letters, numbers, and signs. We support our product sales with services that include the design and installation of merchandising systems and maintenance of appropriate in-store inventory levels.

Merger Transaction
On June 30, 2014, affiliates of CCMP Capital Advisors, LLC (“CCMP”) and Oak Hill Capital Partners III, L.P., Oak Hill Capital Management Partners III, L.P. and OHCP III HC RO, L.P. (collectively, “Oak Hill Funds”), together with certain current and former members of Hillman's management, consummated a merger transaction (the “Merger Transaction”) pursuant to the terms of an Agreement and Plan of Merger dated as of May 16, 2014. As a result of the Merger Transaction, The Hillman Companies, Inc. remained a wholly-owned subsidiary of OHCP HM Acquisition Corp., which changed its name to HMAN Intermediate II Holdings Corp. (“Predecessor Holdco”), and became a wholly-owned subsidiary of HMAN Group Holdings Inc. (“Successor Holdco” or “Holdco”). The total consideration paid in the Merger Transaction was approximately $1.5 billion including repayment of outstanding debt and including the value of our outstanding junior subordinated debentures ($105.4 million liquidation value at the time of the Merger Transaction).
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
Our consolidated balance sheet and its related statements of comprehensive loss, cash flows, and stockholders' equity for the periods presented prior to June 30, 2014 are referenced herein as the predecessor financial statements (the “Predecessor”). Our consolidated balance sheets as of December 31, 2016 and 2015 and its related statements of comprehensive loss, cash flows, and stockholders' equity for the periods presented subsequent to the Merger Transaction are referenced herein as the successor financial statements (the “Successor”).
Financing Arrangements
In the second half of 2014, we completed various refinance activities, including the entering into a $620.0 million senior secured credit facility (the “Senior Facilities”), consisting of a $550.0 million term loan and a $70.0 million revolving credit facility (“Revolver”) and issuing $330.0 million aggregate principal amount of senior notes due July 15, 2022 (the “6.375% Senior Notes”).  See Note 6 - Long-Term Debt, of the Notes to Consolidated Financial Statements.
Current Economic Conditions
Our business is impacted by general economic conditions in the North American and international markets, particularly the U.S. and Canadian retail markets including hardware stores, home centers, mass merchants, and other retailers.
We are exposed to the risk of unfavorable changes in foreign currency exchange rates for the U.S. dollar versus local currency of our suppliers located primarily in China and Taiwan. We purchase a significant variety of our products for resale from multiple vendors located in China and Taiwan. The purchase price of these products is routinely negotiated in U.S. dollar amounts rather than the local currency of the vendors and our suppliers' profit margins decrease when the U.S. dollar declines in value relative to the local currency. This puts pressure on our suppliers to increase prices to us. The U.S. dollar decreased in value relative to the RMB by approximately by 2.5% in 2014, and increased by 4.4% in 2015, and increased by 7.2% during the year ended December 31, 2016. The U.S. dollar increased in value relative to the Taiwan dollar by approximately 5.9% in 2014, increased by 3.8% in 2015, and declined by 1.2% during the year ended December 31, 2016.
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
We are also exposed to risk of unfavorable changes in Canadian dollar exchange rate versus the U.S. dollar. Our sales in Canada are denominated in Canadian dollars while a majority of the products are sourced in U.S. dollars. A weakening of the Canadian dollar versus the U.S. dollar results in lower sales in terms of U.S. dollars while the cost of sales remains unchanged. We have a practice of hedging some of our Canadian subsidiary's purchases denominated in U.S. dollars. The U.S. dollar increased in value relative to the Canadian dollar by approximately 9.1% in 2014, increased by 19.3% in 2015, and decreased by 3.0% in 2016. In response, we have implemented price increases in the Canada operating segment during 2015 and 2016. We may take future pricing action, when warranted, in an attempt to offset a portion of product cost increases. The ability of our operating divisions to institute price increases and seek price concessions, as appropriate, is dependent on competitive market conditions.

Product Revenues
The following is revenue based on products for our significant product categories:

	Successor			Predecessor
(dollars in thousands)	Twelve Months Ended December 31, 2016	Twelve Months Ended December 31, 2015	Period from June 30, 2014 through December 31, 2014	Six months ended June 29, 2014
Net sales
Keys	$92,586	$93,840	$48,327	$45,511
Engraving	55,588	51,175	25,465	24,065
Letters, numbers and signs	38,751	37,645	19,439	16,145
Fasteners	524,177	518,162	241,636	232,222
Threaded rod	37,873	32,836	16,269	16,535
Code cutter	2,318	2,452	1,425	1,392
Builders hardware	38,086	24,568	10,482	10,106
Other	25,529	26,233	14,249	11,401
Consolidated net sales	$814,908	$786,911	$377,292	$357,377
Results of Operations
Results of operations for the years ended December 31, 2016 and 2015:

	Twelve Months Ended December 31, 2016		Twelve Months Ended December 31, 2015
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Net sales	$814,908	100.0%	$786,911	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	437,896	53.7%	435,529	55.3%
Selling, general and administrative expenses	265,763	32.6%	252,545	32.1%
Transaction, acquisition and integration (a)	—	—%	257	—%
Depreciation	32,245	4.0%	29,027	3.7%
Amortization	37,905	4.7%	38,003	4.8%
Management fees to related party	550	0.1%	630	0.1%
Other expense (income), net	(966)	(0.1)%	3,522	0.4%
Income from operations	41,515	5.1%	27,398	3.5%
Interest expense, net of investment income	63,411	7.8%	62,815	8.0%
Loss before income taxes	(21,896)	(2.7)%	(35,417)	(4.5)%
Income tax benefit	(7,690)	(0.9)%	(12,334)	(1.6)%
Net loss	$(14,206)	(1.7)%	$(23,083)	(2.9)%
(a) Represents expenses for investment banking, legal, and other professional fees incurred in connection with the Merger Transaction.
Year Ended December 31, 2016 vs December 31, 2015
Net Sales
Net sales for the year ended December 31, 2016 were $814.9 million, or $3.22 million per shipping day, compared to net sales of $786.9 million, or $3.11 million per shipping day for the year ended December 31, 2015. The sales per shipping day for 2016 was approximately 3.6% higher than the sales per shipping day in 2015. The primary contributor for the higher sales during 2016 was $17.1 million in higher sales to national accounts driven by the completion of a construction fastener products

(“CFP”) product line rollout in 2015, $11.0 million in higher sales to traditional and regional hardware stores driven by new stores, and $5.2 million from an automotive fastener rollout in 2016. These increases were partially offset by a $3.0 million decrease in sales in Canada due to currency exchange rates and softening demand in the retail and industrial markets.
Cost of Sales
Our cost of sales was $437.9 million, or 53.7% of net sales, for the year ended December 31, 2016, an increase of $2.4 million compared to $435.5 million, or 55.3% of net sales, for the year ended December 31, 2015. The decrease of 1.6% in cost of sales, expressed as a percent of net sales, in 2016 compared to 2015 was due primarily to the $15.0 million reduction in air freight costs, domestic sourcing, and other costs associated with the introduction of the new CFP line in the prior year.
Expenses
Operating expenses were $11.5 million higher for the year ended December 31, 2016 compared to the year ended December 31, 2015. The following changes in underlying trends impacted the change in operating expenses:

•
Selling expense was $114.2 million in the year ended December 31, 2016, an increase of $6.2 million compared to $108.0 million for the year ended December 31, 2015. The increase in selling expense was primarily due to $7.4 million increase in compensation and benefits expense to accommodate sales growth with big box retail and traditional customers that was partially offset by a decrease in expenses associated with new product and customer rollouts.

•
Warehouse and delivery expenses were $105.9 million for the year ended December 31, 2016, an increase of $5.6 million compared to warehouse and delivery expenses of $100.3 million for the year ended December 31, 2015. The increase in warehouse and delivery expenses was primarily due to $3.0 million increase in compensation and benefits expense, $1.2 million increase in storage to accommodate sales growth with big box retail and traditional customers, and $0.6 million increase in freight. Additionally, we incurred approximately $1.1 million of warehouse expense in 2016 associated with the opening of a West Coast hub which we expect to provide leverage and distribution efficiency.

•
General and administrative (“G&A”) expenses were $45.6 million in the year ended December 31, 2016, an increase of $1.3 million compared to $44.3 million in the year ended December 31, 2015. The increase was primarily due to $4.0 million in higher compensation and benefits, $1.2 million in higher legal fees in 2016 related to our lawsuit against Minute Key Inc. (see Note 13 - Commitments and Contingencies of the Notes to Consolidated Financial Statements for additional information), and $1.0 million increase in stock compensation expense. These increases were partially offset by a $5.5 million decrease in consulting expense as compared to the year ended December 31, 2015.

•
Depreciation expense was $32.2 million in the year ended December 31, 2016 compared to $29.0 million in the year ended December 31, 2015. The primary reason for the increase in depreciation expense was the fixed asset additions of key and engraving machines and software related to our ERP system.

•	Amortization expense of $37.9 million in the year ended December 31, 2016 is consistent with the amortization expense of $38.0 million in the year ended December 31, 2015.

•
Other income was $1.0 million for the year ended December 31, 2016 compared to the other expense of $3.5 million in the year ended December 31, 2015. The decrease in expense was primarily due to the gain on interest rate swaps when adjusted to fair value and gains on currency revaluation.

Interest expense, net, was $63.4 million for the year ended December 31, 2016 compared to $62.8 million in the year ended December 31, 2015. The increase in interest expense was the result of the variable component of our interest rate swaps which started on October 1, 2015 (see Note 11 - Derivatives and Hedging of the Notes to Consolidated Financial Statements for additional information).
Results of Operations
Results of operations for the years ended December 31, 2015 and 2014:

	Successor				Predecessor
	Twelve Months Ended December 31, 2015		Period from June 30, 2014 through December 31, 2014		Six months ended June 29, 2014
(dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Net sales	$786,911	100.0%	$377,292	100.0%	$357,377	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	435,529	55.3%	193,221	51.2%	183,342	51.3%
Selling, general and administrative expenses	252,545	32.1%	115,854	30.7%	156,762	43.9%
Transaction, acquisition and integration (a)	257	—%	22,719	6.0%	31,681	8.9%
Depreciation	29,027	3.7%	17,277	4.6%	14,149	4.0%
Amortization	38,003	4.8%	19,128	5.1%	11,093	3.1%
Management fees to related party	630	0.1%	276	0.1%	15	—%
Other expense (income), net	3,522	0.4%	576	0.2%	(277)	(0.1)%
Income (loss) from operations	27,398	3.5%	8,241	2.2%	(39,388)	(11.0)%
Interest expense, net of investment income	62,815	8.0%	33,366	8.8%	29,266	8.2%
Loss before income taxes	(35,417)	(4.5)%	(25,125)	(6.7)%	(68,654)	(19.2)%
Income tax benefit	(12,334)	(1.6)%	(6,188)	(1.6)%	(24,128)	(6.8)%
Net loss	$(23,083)	(2.9)%	$(18,937)	(5.0)%	$(44,526)	(12.5)%
(a) Represents expenses for investment banking, legal, and other professional fees incurred in connection with the Merger Transaction.
Successor Year Ended December 31, 2015 vs Predecessor Period of January 1 - June 29, 2014
Net Sales
Net sales for the year ended December 31, 2015 were $786.9 million, or $3.11 million per shipping day, compared to net sales of $357.4 million, or $2.84 million per shipping day for the first six months of 2014. An increase in revenue of $429.5 million was directly attributable to comparing operating results of 253 shipping days in the full year of 2015 to the results from 126 shipping days in the first six months of 2014. The sales per shipping day of $3.11 million in the full year of 2015 was approximately 9.7% higher than the sales per shipping day of $2.84 million in the first six months of 2014. The primary contributor for the higher average sales per day during 2015 was the inclusion of the new CFP line which accounted for approximately $41.0 million of additional net sales, or $0.16 million per shipping day.
Cost of Sales
Our cost of sales was $435.5 million, or 55.3% of net sales, for the year ended December 31, 2015, an increase of $252.2 million compared to $183.3 million, or 51.3% of net sales, in the six month period ended June 29, 2014. The increase was primarily due to 253 shipping days in the year ended December 31, 2015 as compared to 126 shipping days in the six month period ended June 30, 2014. In addition, the higher sales volume which included the growth in sales of lower margin CFP line products and the higher product costs in the Hillman Canada division as a result of the unfavorable currency exchange on their inventory purchases made in U.S. dollar transactions also had a major impact on the increase as a percent of net sales.
Expenses
Operating expenses were $110.6 million higher for the year ended December 31, 2015 compared to the six month period ended June 29, 2014. The increase in operating expenses is primarily due to the longer 253 shipping day period in the year ended December 31, 2015 which provided unfavorable operating expense variances as compared to the 126 shipping day period in the six month period ended June 29, 2014. The 2015 period includes incremental costs resulting from higher sales volume, introduction of the CFP line, and higher amortization expense related to intangible assets acquired in connection with the Merger Transaction. The first six months of 2014 also includes a significant amount of operating expenses as a result of administrative, stock compensation, and transaction expense incurred in connection with the Merger Transaction. The following changes in underlying trends impacted the change in operating expenses:

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

•
Warehouse and delivery expenses were $100.3 million, or 12.7% of net sales, in the year ended December 31, 2015, an increase of $58.9 million compared to warehouse and delivery expenses of $41.4 million, or 11.6% of net sales, in the six month period ended June 29, 2014. The warehouse and delivery expense expressed as a percentage of net sales was 12.7% in the year ended December 31, 2015 compared to 11.6% in the six month period ended June 29, 2014 as a result of higher overall operating expenses for the separate distribution center dedicated to the shipment of the new CFP line, higher warehouse labor and freight expense in the previously existing distribution centers, and further costs incurred in the new product roll-out to a major Canadian customer.

•
General and administrative (“G&A”) expenses were $44.3 million, or 5.5% of net sales in the year ended December 31, 2015, a decrease of $15.7 million compared to $60.0 million or 16.8% of net sales in the six month period ended June 29, 2014. The G&A expense expressed as a percentage of net sales decreased in the year ended December 31, 2015 compared to the six month period ended June 29, 2014 primarily as a result of stock compensation expense, which is included in G&A. Stock compensation expense was $1.3 million in the year ended December 31, 2015 compared to $39.2 million in the six month period ended June 29, 2014. The stock compensation expense in the 2014 period resulted from an increase in the fair value of the underlying common stock and accelerated vesting of stock options in connection with the Merger Transaction.

•
Transaction, acquisition, and integration ("TA&I") expenses were $0.3 million in the year ended December 31, 2015 compared to $31.7 million in the six month period ended June 29, 2014. The first six months of 2014 contain costs for investment banking, legal, and other expenses incurred in connection with the Merger Transaction.

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

Interest expense, net, was $62.8 million for the year ended December 31, 2015 compared to $29.3 million in the six month period ended June 29, 2014. The increase in interest expense was the result of the full year of 2015 compared to the six months period in 2014 and the increase in debt acquired in connection with the Merger Transaction.
Successor Year Ended December 31, 2015 vs Successor Period of June 30 – December 31, 2014
Net Sales
Net sales for the year ended December 31, 2015 were $786.9 million, or $3.11 million per shipping day, compared to net sales of $377.3 million, or $2.99 million per shipping day for the last six months of 2014. The increase in revenue of $409.6 million was primarily related to comparing operating results of 253 shipping days in the full year of 2015 to the results from 126 shipping days in the last six months of 2014. The sales per shipping day of $3.11 million in the year ended December 31, 2015 was approximately 3.9% higher than the sales per shipping day of $2.99 million in the last six months of 2014 as a result of the introduction of the CFP line in the 2015 period.
Cost of Sales
Our cost of sales was $435.5 million, or 55.3% of net sales, in the year ended December 31, 2015, an increase of $242.3 million compared to $193.2 million, or 51.2% of net sales, in the six month period from June 30 through December 31, 2014. The increase was primarily due to 253 shipping days in the full year of 2015 as compared to 126 shipping days in the six month period in 2014. The increase in the cost of sales as a percentage of net sales was the result of high initial start-up costs and lower product margins associated with the introduction of the CFP line and the higher product costs in the Hillman Canada division as a result of the devaluation of the Canadian dollar on their inventory purchases denominated in U.S. dollars during the year ended December 31, 2015.
Expenses
Operating expenses for the year ended December 31, 2015 were $148.2 million higher when compared to the last six months of 2014. The increase in operating expenses was primarily due to the longer 253 day ship period in the full year of 2015 which provided unfavorable operating expense variances as compared to the 126 day ship period in the last six months of 2014. In addition to the higher sales volume, the high initial start-up costs associated with the introduction of the CFP line and higher amortization expense related to intangible assets acquired in connection with the Merger Transaction had a major impact on the increase in operating expenses in the year ended December 31, 2015. The six month period from June 30 to December 31, 2014 also includes a significant amount of operating expenses as a result of administrative, stock compensation, and transaction expense incurred in connection with the Merger Transaction. The following changes in underlying trends impacted the change in operating expenses:

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

•
Warehouse and delivery expense was $100.3 million, or 12.7% of net sales, in the year ended December 31, 2015, an increase of $55.7 million compared to warehouse and delivery expense of $44.6 million, or 11.8% of net sales, in the last six months of 2014. The increase in warehouse and delivery expense in the year ended December 31, 2015 compared to the last six months of 2014 was a result of 253 shipping days in the full year of 2015 compared to 126 shipping days in the last six months of 2014. In addition to the impact of days, warehouse and delivery expenses increased as a result of the roll-out of the new CFP line in 2015 as well as a major customer roll-out and the associated costs in Canada.

•
G&A expenses were $44.3 million, or 5.5% of net sales, in the year ended December 31, 2015, an increase of $26.3 million compared to $18.0 million, or 4.7% of net sales in the last six months of 2014. The increase in G&A expense expressed as a percentage of net sales in the year ended December 31, 2015 compared to the last six months of 2014 was primarily due to increases of $5.6 million in consulting and $2.5 million in severance expenses related to business restructuring.

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

Interest expense, net, was $62.8 million in the year ended December 31, 2015 compared to $33.4 million for the last six months of 2014. The increase in interest expense was the result of comparing the longer full year period of 2015 to the last six months of 2014, offset by $2.4 million of interest expense on the 10.875% Senior Notes for the month of July 2014, prior to their cancellation in connection with the Merger Transaction. This was in addition to the July 2014 interest on the 6.375% Senior Notes acquired in connection with the Merger Transaction.

Results of Operations – Operating Segments
The following table provides supplemental information of our sales and profitability by operating segment (in thousands):

	Successor			Predecessor
	Twelve Months Ended December 31, 2016	Twelve Months Ended December 31, 2015	Period from 6/30/2014 through 12/31/2014	Six Months Ended 6/29/2014
Segment Revenues
United States, excluding All Points	$658,742	$626,283	$293,219	$269,009
All Points	18,784	19,375	9,362	10,238
Canada	130,255	133,152	70,566	73,867
Mexico	6,637	6,831	3,507	3,620
Australia	490	1,270	638	643
Total revenues	$814,908	$786,911	$377,292	$357,377
Segment Income (Loss) from Operations
United States, excluding All Points	$40,409	$32,031	$5,072	$(44,830)
All Points	1,739	1,407	655	896
Canada	932	(5,436)	3,189	4,214
Mexico	(400)	403	73	446
Australia	(1,165)	(1,007)	(748)	(114)
Total income (loss) from operations	$41,515	$27,398	$8,241	$(39,388)
Year Ended December 31, 2016 vs December 31, 2015
Net Sales
Net sales for the year ended December 31, 2016 increased $28.0 million compared to the net sales for the year ended December 31, 2015. The United States, excluding All Points operating segment, increased net sales by $32.5 million. The increase was due to $17.1 million in higher sales to our big box retail customers on higher demand and the completion of the new CFP product line rollout in 2015, $11.0 million in higher sales to traditional and regional hardware stores driven by new stores, and $5.2 million from an automotive fastener rollout in 2016. Net sales for our Canada operating segment decreased by $3.0 million due to the impact of unfavorable conversion of their local currency to U.S. dollars. The revenue impact of the remaining operating segments was not material to the overall variance between the two periods.
Income (loss) from Operations
Income from operations for the year ended December 31, 2016 increased $14.1 million compared to the year ended December 31, 2015.

Income from operations of our United States, excluding All Points segment increased by approximately $8.4 million in the year ended December 31, 2016 to $40.4 million as compared to $32.0 million in the year ended December 31, 2015. In addition to the sales increase discussed above, cost of sales expressed as a percentage of net sales decreased from 52.1% in 2015 to 50.6%
in 2016 due to reduced costs driven by our strategic sourcing initiatives and lower air freight costs, domestic sourcing, and other costs associated with the introduction of the new CFP line in the prior year. Gross margin improvement of $25.2 million was partially offset by increases in selling costs of $7.9 million, warehouse and delivery cost of $7.4 million, and depreciation expense of $3.4 million associated with the higher sales volume and inflation. General and administrative costs decreased $1.9 million due to lower consulting fees in 2016.

Income from operations of our Canada segment increased by $6.4 million in the year ended December 31, 2016 to $0.9 million as compared to a loss from operations of $5.4 million in the year ended December 31, 2015. Cost of sales expressed as a percentage of net sales decreased from 68.1% in 2015 to 66.4% in 2016 due to the implementation of price increases and customer mix that translated to $1.3 million improvement in gross margin compared to 2015 despite lower sales due to the unfavorable impact of currency conversion rates. Operating costs decreased $3.5 million primarily due to higher selling and warehousing costs in 2015 for a new customer roll out. Other income was $0.7 million in 2016 compared to other expense of $0.6 million primarily as a result of exchange rate gains in 2016 compared to losses in 2015.

In the year ended December 31, 2016, we decided to exit the Australia market following the withdrawal from Australia of a key customer and we recorded charges of $1.0 million related to the write-off of inventory and other assets.

Successor Year Ended December 31, 2015 vs Predecessor Period of January 1 – June 29, 2014
Net Sales
Net sales for the year ended December 31, 2015 were $786.9 million, or $3.11 million per shipping day, compared to net sales of $357.4 million, or $2.84 million per shipping day for the six month period ended June 29, 2014. The increase in revenue of $429.5 million was directly attributable to comparing operating results of 253 shipping days in the full year of 2015 to the results from 126 shipping days during the six month period ended June 29, 2014. The U.S. operating segment net sales per shipping day of $2.48 million for the year ended December 31, 2015 was $0.35 million or 16.4% more than net sales of $2.13 million per shipping day for the six months ended June 29, 2014. The primary reason for the increase in net sales per day in the year ended December 31, 2015 compared to the six month 2014 period was the inclusion of the new CFP line which accounted for approximately $41.0 million of additional sales. The Canada operating segment net sales per shipping day of $526 thousand for the year ended December 31, 2015 was $60 thousand or 10.2% less than net sales of $586 thousand per shipping day for the six months ended June 29, 2014. The decrease in net sales per day in the year ended December 31, 2015 compared to the six month 2014 period was primarily the result of the negative impact of the currency exchange rates. The revenue impact of the remaining operating segments was not material to the overall variance between the two periods.
Income (loss) from Operations
Income from operations for the year ended December 31, 2015 increased $66.8 million compared to the six month period ended June 29, 2014.

Income from operations of our United States, excluding All Points segment increased by $76.9 million in the year ended December 31, 2015 to income of $32.0 million as compared to a loss of $44.8 million in the six months ended June 29, 2014. The loss in the six months ended June 29, 2014 was driven primarily by $70.9 million in operating expense related to the Merger Transaction consisting of $39.2 million in stock compensation expense and $31.7 million in investment banking, legal, and other transaction related expenses. Excluding the $70.9 Merger Transaction expenses, the increase in income from operations was attributable to comparing operating results of 253 shipping days in the full year of 2015 to the results from 126 shipping days during the six month period ended June 29, 2014. The increase in sales from the new CFP line was partially offset by increased costs associated with the introduction of the new line. Cost of sales for the U.S. segment was 52.1% of net sales for the year ended December 31, 2015, compared to 47.6% of net sales in the six months ended June 29, 2014. Depreciation and amortization expense for the U.S. segment was $62.9 million for the year ended December 31, 2015, compared to $23.4 million in the six months ended June 29, 2014 due to the full year of 2015 compared to the six month period in 2014 and the increase in the value of fixed and intangible assets in connection with the Merger Transaction.

Income (Loss) from operations of our Canada segment decreased by $9.6 million in the year ended December 31, 2015 to a loss of $5.4 million as compared to income from operations of $4.2 million in the six months ended June 29, 2014. Cost of sales for the Canada segment was 68.1% of net sales for the year ended December 31, 2015 compared to 62.2% of net sales in the six months ended June 29, 2014. The Canada segment cost of sales expressed as a percentage of net sales increased in the 2015 period compared to the 2014 period as a result of higher U.S. dollar denominated product costs and unfavorable currency exchange between the Canadian dollar and U.S. dollar. The Canada segment SG&A expense, excluding stock compensation expense, increased to 32.5% of net sales in the year ended December 31, 2015 compared to 30.2% in the six months ended June 29, 2014 due to new customer rollout costs in 2015. Depreciation and amortization expense for the Canada segment was $3.5 million for the year ended December 31, 2015, compared to $1.7 million in the six months ended June 29, 2014. The full year of 2015 compared to the six month period in 2014 and the increase in the value of fixed and intangible assets in connection with the Merger Transaction accounted for the majority of the increase in depreciation and amortization expense.

Successor Year Ended December 31, 2015 vs Successor Period of June 30 – December 31, 2014
Net Sales
Net sales for the year ended December 31, 2015 were $786.9 million, or 3.11 million per shipping day, compared to net sales of $377.3 million, or $2.99 million per shipping day for the last six months of 2014. The increase in revenue of $409.6 million was directly attributable to comparing operating results of 253 shipping days during full year 2015 to the results from 126 shipping days for the last six months of 2014. The U.S. operating segment net sales per shipping day of $2.48 million for the year ended December 31, 2015 was $0.15 million or 6.4% more than net sales of $2.33 million per shipping day for the last six months of 2014. The primary reason for the increase in net sales on a per day basis in the year ended December 31, 2015 compared to the last six months of 2014 was the inclusion of the CFP line. The Canada operating segment net sales per shipping day of $526.0 thousand for the year ended December 31, 2015 was $34.0 thousand or 5.4% less than net sales of $560.0 thousand per shipping day for the last six months of 2014. The decrease in net sales on a per day basis for the year ended December 31, 2015 compared to the last six months of 2014 was primarily the result of the negative impact of the currency exchange rates. The revenue impact of the remaining operating segments was not material to the overall variance between the two periods.
Income (loss) from Operations
Income from operations for the year ended December 31, 2015 increased $19.2 million compared to the six month period ended December 31, 2014.

Income from operations of our United States, excluding All Points segment increased by $26.9 million in the year ended December 31, 2015 to $32.0 million as compared to $5.1 million in the six months ended December 31, 2014. The increase in income from operations was attributable to comparing operating results of 253 shipping days in the full year of 2015 to the results from 126 shipping days during the six month period ended December 31, 2014. The increase in sales from the new CFP line was partially offset by increased costs associated with the introduction of the new line. Cost of sales for the U.S. segment was 52.1% of net sales for the year ended December 31, 2015, compared to 47.3% of net sales in the six months ended December 31, 2014. Merger Transaction related expense for the U.S. segment was $0.3 million for the year ended December 31, 2015 compared to $22.1 million for the six months ended December 31, 2014 for investment banking, legal, and other expenses incurred in connection with the Merger Transaction.

Income (Loss) from operations of our Canada segment decreased by $8.6 million in the year ended December 31, 2015 to a loss of $5.4 million as compared to income from operations of $3.2 million in the six months ended December, 2014. Cost of sales for the Canada segment was 68.1% of net sales for the year ended December 31, 2015 compared to 64.6% of net sales in the six months ended December 31, 2014. The Canada segment cost of sales expressed as a percentage of net sales increased in the 2015 period compared to the 2014 period as a result of higher U.S. dollar denominated product costs and unfavorable currency exchange between the Canadian dollar and U.S. dollar. The Canada segment incurred additional SG&A expense of $1.9 million for new customer rollout costs in the year ended December 31, 2015.

Income Taxes
Year Ended December 31, 2016 vs December 31, 2015

In the year ended December 31, 2016, we recorded an income tax benefit of $7.7 million on a pre-tax loss of $21.9 million. The effective income tax rate was 35.1% for the year ended December 31, 2016. In the year ended December 31, 2015, we recorded an income tax benefit of $12.3 million on a pre-tax loss of $35.4 million. The effective income tax rate was 34.8% for the year ended December 31, 2015.

The effective income tax rate differed from the federal statutory tax rate in the year ended December 31, 2016 primarily due to an increase in the reserve for unrecognized tax benefits. In addition, due to the cumulative loss recognized in previous years and in the current year in Australia, any tax benefit recorded is offset by the valuation allowance recorded against the subsidiary's loss. While the tax benefit is offset by the valuation allowance, the loss decreases total income utilized in calculating the effective rate during the year ended December 31, 2016. The effective income tax rate in the year ended December 31, 2016 was also affected by the benefit recorded to reconcile the 2015 income tax return as filed to the tax provision recorded for financial statement purposes. The remaining differences between the effective income tax rate and the federal statutory rate in the year ended December 31, 2016 were primarily due to state and foreign income taxes.

Year Ended December 31, 2015 vs. December 31, 2014

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

The remaining differences between the federal statutory rate and the effective tax rate in the twelve month period ended December 31, 2015, the six month Successor period June 30, 2014 through December 31, 2014, and the six month Predecessor period ended June 29, 2014 were primarily due to state and foreign income taxes. See Note 5 - Income Taxes, of Notes to Consolidated Financial Statements for income taxes and disclosures related to 2015 and 2014 income tax events.

Liquidity and Capital Resources
Cash Flows
The statements of cash flows reflect the changes in cash and cash equivalents for the years ended December 31, 2016 (Successor), December 31, 2015 (Successor), the six months ended December 31, 2014 (Successor), and the six months period ended June 29, 2014 (Predecessor) by classifying transactions into three major categories: operating, investing, and financing activities. The cash flows from the Merger Transaction are separately discussed below.
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
Operating Activities
Net cash provided by operating activities for the year ended December 31, 2016 was approximately $77.5 million.  Operating cash flows for the year ended December 31, 2016 were favorably impacted by our focus on reducing net working capital which translated to improvements in accounts receivable and inventory. Net cash used for operating activities for the year ended December 31, 2015 was approximately $2.2 million and was unfavorably impacted by an increase in inventory of approximately $49.0 million related to the rollouts of the new CFP line and new customers in 2015. Excluding $40.2 million in cash used for the Merger Transaction, net cash provided by operating activities for the six months ended December 31, 2014 was $28.0 million and was the result of the net loss of $3.1 million adjusted for non-cash items. Net cash provided by operating activities for the six months period ended June 29, 2014 of $11.7 million was favorably impacted by increases in the accounts payable and accrued liabilities that were primarily used for seasonal increases in accounts receivable and inventory.
Investing Activities
Net cash used for investing activities was $41.4 million and $26.0 million for the years ended December 31, 2016 and 2015, respectively. The primary use of cash in both periods was our investment in new, state of the art key cutting technology, the KeyKrafter™, as well as engraving machines and the implementation of our ERP system in Canada. Additionally, in the year ended December 31, 2015, we received $2.2 million in proceeds from the sale of property and equipment. Excluding $729.6 million in cash used for the Merger Transaction, net cash used by investing activities for the six months ended December 31, 2014 was $15.0 million of capital expenditures related primarily to key duplicating and engraving machines and our ERP system. Capital expenditures for the six months ended June 29, 2014 totaled $12.9 million, consisting primarily of investments in our key duplicating and engraving machines.
Financing Activities
Net cash used for financing activities was $33.2 million for the year ended December 31, 2016. The borrowings on revolving credit loans provided $16.0 million. The Company used $44.0 million of cash for the repayment of revolving credit loans and $5.5 million for principal payments on the senior term loans.
Net cash provided by financing activities was $22.2 million for the year ended December 31, 2015. The borrowings on revolving credit loans provided $55.0 million. The Company used $27.0 million of cash for the repayment of revolving credit loans and $5.5 million for principal payments on the senior term loans.

Excluding $763.2 million in net cash provided by borrowings and capital contributions related to the Merger Transaction, net cash used for financing activities was $17.9 million for the period from June 30, 2014 through December 31, 2014. The Company used $16.0 million of cash for the repayment of revolving credit loans and $2.8 million of cash for the repayment of senior term loans. Net cash used for financing activities was $0.6 million for the six months ended June 29, 2014. The Company received cash of $0.5 million from the exercise of Holdco stock options and used cash to pay $1.0 million in principal payments on the senior term loans under the Senior Facilities.
Liquidity
We believe that projected cash flows from operations and Revolver availability will be sufficient to fund working capital and capital expenditure needs for the next 12 months.
Our working capital (current assets minus current liabilities) position of $214.2 million as of December 31, 2016 represents a decrease of $34.1 million from the December 31, 2015 level of $248.3 million.
Contractual Obligations
Our contractual obligations as of December 31, 2016 are summarized below:

		Payments Due
(dollars in thousands)	Total	Less Than One Year	1 to 3 Years	3 to 5 Years	More Than Five Years
Junior Subordinated Debentures (1)	$108,704	$—	$—	$—	$108,704
Interest on Jr Subordinated Debentures	131,488	12,231	24,463	24,463	70,331
Long Term Senior Term Loans	536,250	5,500	11,000	519,750
Bank Revolving Credit Facility	—	—	—	—	—
6.375% Senior Notes	330,000	—	—	—	330,000
KeyWorks License Agreement	1,548	389	737	422	—
Interest payments (2)	222,486	45,187	89,672	77,108	10,519
Operating Leases	63,351	10,281	17,136	11,745	24,189
Deferred Compensation Obligations	1,787	271	—	—	1,516
Capital Lease Obligations	322	143	160	19	—
Other Obligations	1,684	678	805	201	—
Uncertain Tax Position Liabilities	2,060	58	—	1,676	326
Total Contractual Cash Obligations (3)	$1,399,680	$74,738	$143,973	$635,384	$545,585

(1)	The Junior Subordinated Debentures liquidation value is approximately $108,704.

(2)
Interest payments for borrowings under the Senior Facilities, the 6.375% Senior Notes, and Revolver borrowings. Interest payments on the variable rate Senior Term Loans were calculated using the actual interest rate of 4.5%, excluding the impact of interest rate swaps, as of December 31, 2016. Interest payments on the 6.375% Senior Notes were calculated at their fixed rate and interest payments on Revolver borrowings were calculated using the adjusted interest rate of 3.95%.

(3)
All of the contractual obligations noted above are reflected on the Company's consolidated balance sheet as of December 31, 2016 except for the interest payments, purchase obligations, and operating leases.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended.
Debt Covenants
Terms of the Senior Facilities subject us to a revolving facility test condition whereby a senior secured leverage ratio covenant of no greater than 6.5 times last twelve months Adjusted EBITDA comes into effect if more than 35% of the total Revolver commitment is drawn or utilized in letters of credit at the end of a fiscal quarter. If this covenant comes into effect, it may restrict our ability to incur debt, make investments, pay interest on the junior subordinated debentures, or undertake certain other business activities. As of December 31, 2016, the Revolver loan amount of $0.0 million and outstanding letters of credit of approximately $5.6 million represented 8% of total revolving commitments and this financial covenant was not in effect. The occurrence of an event of default permits the lenders under the Senior Facilities to accelerate repayment of all amounts due. Below are the calculations of the financial covenant with the Senior Facilities requirement for the twelve trailing months ended December 31, 2016.

(dollars in thousands)	Actual	Ratio Requirement
Secured Leverage Ratio
Term B-2 Loan	$536,250
Revolving credit facility	—
Capital leases & other obligations	322
Cash and cash equivalents	(14,106)
Total debt	$522,466
Pro-forma Adjusted EBITDA (1)	$122,977
Leverage ratio (must be below requirement)	4.25	6.50
(1) Pro-forma Adjusted EBITDA for the twelve months ended December 31, 2016 is presented in the following pro-forma Adjusted EBITDA section.
Adjusted EBITDA
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
The reconciliation of Net loss to pro-forma adjusted EBITDA for the years ended December 31, 2016, 2015, and 2014 follows:

(dollars in thousands)	Year Ended 2016	Year Ended 2015	Year Ended 2014 (1)
Net loss	$(14,206)	$(23,083)	$(63,463)
Income tax benefit	(7,690)	(12,334)	(30,316)
Interest expense, net	51,181	50,584	50,400
Interest expense on junior subordinated debentures	12,608	12,609	12,610
Investment income on trust common securities	(378)	(378)	(378)
Depreciation	32,245	29,027	31,426
Amortization	37,905	38,003	30,221
EBITDA	111,665	94,428	30,500
Stock compensation expense	2,280	1,290	39,904
Management fees	550	630	291
Foreign exchange (gain) loss	73	5,170	(550)
Acquisition and integration expense	—	257	57,834
Legal fees and settlements	2,886	1,739	1,170
Restructuring costs	4,771	9,934	1,303
Other adjustments	(705)	1,756	986
Adjusted EBITDA	$121,520	$115,204	$131,438
Pro-forma purchasing savings (2)	1,457	—	3,322
2015 costs to enter CFP market (3)	—	15,048	—
2015 costs for Canadian Tire new business	—	1,855	—
Pro-Forma Adjusted EBITDA	$122,977	$132,107	$134,760

(1)	For purposes of the Adjusted EBITDA computation, the predecessor six month period ended June 29, 2014 was combined with the successor six month period ended December 31, 2014.

(2)
Represents the pro-forma impact of run-rate cost savings (net of cost increases and amounts already realized) agreed with vendors, based on savings calculated against forecasted stock keeping unit volume and negotiated price changes from our top suppliers.

(3)	Represents the amounts spent on airfreight, other expedited delivery costs, and higher domestic sourcing costs to procure CFP product for the Company's entrance into the CFP market.
Related Party Transactions
The Successor has recorded aggregate management fee charges and expenses from the Oak Hill Funds and CCMP of approximately $0.6 million and for the years ended December 31, 2016 and December 31, 2015, respectively. The Predecessor recorded aggregate management fee charges and expenses from the Oak Hill Funds of $15.0 thousand for the six month period ended June 29, 2014 and $0.3 million for the six month period ended December 31, 2014.
We recorded proceeds from the sale of Holdco stock to members of management and the Board of Directors of $500 for the year ended December 31, 2016, $400 for the year ended December 31, 2015 and $1,000 for the six months ended December 31, 2014. We recorded the purchase of Holdco stock from a former member of management of $540 for the year ended December 31, 2015.
Gregory Mann and Gabrielle Mann are employed by Hillman. Hillman leases an industrial warehouse and office facility from companies under the control of the Manns. We have recorded rental expense for the lease of this facility on an arm's length basis. Our rental expense for the lease of this facility was $0.3 million for the years ended December 31, 2016 and December 31, 2015, respectively. In the six month period ended December 31, 2014, the Successor's rental expense for the lease of this facility was $0.1 million. In the six month period ended June 29, 2014, the Predecessor's rental expense for the lease of this facility was $0.2 million.
The Company entered into three leases for five properties containing industrial warehouse, manufacturing plant, and office facilities on February 19, 2013. The owners of the properties under one lease are relatives of Richard Paulin, who is employed by The Hillman Group Canada ULC, and the owner of the properties under the other two leases is a company which is owned by Richard Paulin and certain of his relatives. We have recorded rental expense for the three leases on an arm's length basis. The Successor's rental expense for these facilities was $0.6 million for the years ended December 31, 2016 and December 31, 2015, respectively. In the six month period ended December 31, 2014, the Successor's rental expense for these facilities was $0.4 million. In the six month period ended June 29, 2014, the Predecessor's rental expense for these facilities was $0.4 million.
Critical Accounting Policies and Estimates
Our accounting policies are more fully described in Note 2 - Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements. As disclosed in that note, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Future events cannot be predicted with certainty and, therefore, actual results could differ from those estimates. The following section describes our critical accounting policies.
Revenue Recognition:
Revenue is recognized when products are shipped or delivered to customers depending upon when title and risks of ownership have passed and the collection of the relevant receivables is probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable. Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore excluded from revenues in the consolidated statements of comprehensive loss.
We offer a variety of sales incentives to our customers primarily in the form of discounts, rebates, and slotting fees. Discounts are recognized in the financial statements at the date of the related sale. Rebates are based on the revenue to date and the contractual rebate percentage to be paid. A portion of the cost of the rebate is allocated to each underlying sales transaction. Discounts, rebates, and slotting fees are included in the determination of net sales.
We also establish reserves for customer returns and allowances. The reserve is established based on historical rates of returns and allowances. The reserve is adjusted quarterly based on actual experience. Returns and allowances are included in the determination of net sales.
We have determined that our customer product sales arrangements contain multiple elements. The following is a description of the elements present in the typical Hillman sales arrangements:

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
Accounts Receivable and Allowance for Doubtful Accounts:
We establish the allowance for doubtful accounts using the specific identification method and also provide a reserve in the aggregate. The estimates for calculating the aggregate reserve are based on historical information which includes the aging of customer receivables and adjustments for any collectability concerns. We have not made any material changes to the accounting methodology used to establish and adjust our aggregate reserve during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our aggregate reserve. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material. A 5% change in our aggregate reserve at December 31, 2016 would have affected net earnings by less than $0.1 million. Increases to the allowance for doubtful accounts result in a corresponding expense. We write off individual accounts receivable when they become uncollectible. The allowance for doubtful accounts was $0.9 million and $0.6 million as of December 31, 2016 and 2015, respectively.

Inventory Realization:
Inventories consisting predominantly of finished goods are valued at the lower of cost or market, cost being determined principally on the weighted average cost method. Excess and obsolete inventories are carried at net realizable value. The historical usage rate is the primary factor used in assessing the net realizable value of excess and obsolete inventory. A reduction in the carrying value of an inventory item from cost to market is recorded for inventory with no usage in the twenty-four month period or with excess on-hand quantities as determined based on product category and stage in the product life cycle. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our excess and obsolete inventory reserve. However, if our estimates regarding excess and obsolete inventory are inaccurate, we may be exposed to losses or gains that could be material. A 5% difference in actual excess and obsolete inventory reserved for at December 31, 2016, would have affected net earnings by less than $1 million in fiscal 2016.
Goodwill:
We have adopted guidance regarding the testing for goodwill impairment that permits us to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is less than the carrying amount, then we would perform the two-step goodwill impairment test. The first step, used to identify potential impairment, is a comparison of a reporting unit’s estimated fair value to its carrying value, including goodwill. If the fair value of the reporting unit exceeds its carrying value, applicable goodwill is considered to be not impaired. If the carrying value exceeds fair value, there is an indication of impairment and the second step is performed to measure the amount of the impairment, if any. The second step requires us to calculate an implied fair value of goodwill at the reporting unit level. If the goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess.
Our annual impairment assessment is performed for the reporting units as of October 1. In 2016 and 2015, we did not conduct an optional qualitative assessment of possible goodwill impairment for any reporting unit, rather we went directly to performance of the quantitative assessment. An independent appraiser assessed the value of our reporting units based on a discounted cash flow model and multiple of earnings. Assumptions critical to our fair value estimates under the discounted cash flow model include the discount rate, projected average revenue growth and projected long-term growth rates in the determination of terminal values. The results of the quantitative assessment in 2016 and 2015 indicated that the fair value of each reporting unit was in excess of its carrying value.
In 2016 and 2015, the fair value of each reporting unit except the United States excluding All Points reporting unit, was in excess of its carrying value by more than 10%. In 2016 and 2015, the fair value of United States, excluding All Points reporting unit, exceeded its carrying value by approximately 4% and 5%, respectively. A 100 basis point decrease in the projected long-term growth rate or a 100 basis point increase in the discount rate for this reporting unit could decrease the fair value by enough to result in some impairment based on the current forecast model. Future declines in the market and deterioration in earnings could lead to a step 2 calculation to quantify a potential impairment. The United States, excluding All Points reporting unit had goodwill totaling $580.4 million at December 31, 2016.

In considering the step zero approach to testing goodwill for impairment, we performed a qualitative analysis in 2014 which evaluated factors including, but not limited to, macro-economic conditions, market and industry conditions, internal cost factors, competitive environment, results of past impairment tests, and the operational stability and overall financial performance of the reporting units. During the fourth quarter of 2014, we utilized a qualitative assessment for reporting units where no significant change occurred and no potential impairment indicators existed since the previous evaluation of goodwill, and concluded it is more-likely-than-not that the fair value was more than its carrying value on a reporting unit basis. No impairment charges were recorded in 2014 as a result of the qualitative annual impairment assessment.
Long-Lived Assets:
We evaluate our long-lived assets for impairment and will continue to evaluate them based on the estimated undiscounted future cash flows as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. No impairment charges were recognized for long-lived assets in the years ended December 31, 2016, 2015, or 2014.
Income Taxes:
Deferred income taxes are computed using the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial reporting basis and income tax basis of assets and liabilities, based on enacted tax laws and statutory tax rates applicable to the periods in which the temporary differences are expected to reverse.

Valuation allowances are provided for tax benefits where it is more likely than not that certain tax benefits will not be realized. Adjustments to valuation allowances are recorded for changes in utilization of the tax related item. For additional information, see Note 5 - Income Taxes, of the Notes to the Consolidated Financial Statements.
In accordance with guidance regarding the accounting for uncertainty in income taxes, we recognize a tax position if, based solely on its technical merits, it is more likely than not to be sustained upon examination by the relevant taxing authority.
If a tax position does not meet the more likely than not recognition threshold, we do not recognize the benefit of that position in our financial statements. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to be recognized in the financial statements.
Recent Accounting Pronouncements:
Recently issued accounting standards are described in Note 3 - Recent Accounting Pronouncements of the Notes to Consolidated Financial Statements.
Item 7A – Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Exposure
We are exposed to the impact of interest rate changes as borrowings under the Senior Facilities bear interest at variable interest rates. It is our policy to enter into interest rate swap and interest rate cap transactions only to the extent considered necessary to meet our objectives.
Based on our exposure to variable rate borrowings at December 31, 2016, after consideration of our LIBOR floor rate and interest rate swap agreements, a one percent (1%) change in the weighted average interest rate for a period of one year would change the annual interest expense by approximately $4.1 million.
Foreign Currency Exchange
We are exposed to foreign exchange rate changes of the Australian, Canadian, and Mexican currencies as it impacts the $136.4 million tangible and intangible net asset value of our Australian, Canadian, and Mexican subsidiaries as of December 31, 2016. The foreign subsidiaries net tangible assets were $67.9 million and the net intangible assets were $68.5 million as of December 31, 2016.
We utilize foreign exchange forward contracts to manage the exposure to currency fluctuations in the Canadian dollar versus the U.S. Dollar. See Note 11 - Derivatives and Hedging, of the Notes to the Consolidated Financial Statements.
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
Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016, the end of our fiscal year. Management based its assessment on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed under the direction of management.
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
Based on its assessment, our management has concluded that our internal control over financial reporting was effective, as of December 31, 2016, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. We reviewed the results of management's assessment with the Audit Committee of The Hillman Companies, Inc.
This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

/s/ GREGORY J. GLUCHOWSKI, JR.		/s/ JEFFREY S. LEONARD

Gregory J. Gluchowski, Jr.		Jeffrey S. Leonard
President and Chief Executive Officer		Chief Financial Officer
Dated:	March 30, 2017	Dated:	March 30, 2017

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
The Hillman Companies, Inc.:
We have audited the accompanying consolidated balance sheets of The Hillman Companies, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive loss, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2016 (Successor), the six months ended December 31, 2014 (Successor), and the six months ended June 29, 2014 (Predecessor). In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II - Valuation Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Hillman Companies, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2016 (Successor), the six months ended December 31, 2014 (Successor), and the six months ended June 29, 2014 (Predecessor), in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Cincinnati, Ohio
March 30, 2017

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$14,106	$11,385
Accounts receivable, net of allowances of $907 ($601 - 2015)	71,082	73,581
Inventories, net	220,893	243,683
Deferred income taxes, net	—	13,881
Other current assets	13,086	10,541
Total current assets	319,167	353,071
Property and equipment, net of accumulated depreciation of $74,713 ($43,074 - 2015)	119,428	110,392
Goodwill	615,682	615,515
Other intangibles, net of accumulated amortization of $94,658 ($56,782 - 2015)	715,812	753,483
Other assets	11,547	12,538
Total assets	$1,781,636	$1,844,999
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$61,906	$65,008
Current portion of senior term loans	5,500	5,500
Current portion of capitalized lease and other obligations	143	217
Accrued expenses:
Salaries and wages	8,303	5,408
Pricing allowances	4,982	7,216
Income and other taxes	3,208	2,982
Interest	9,776	9,843
Other accrued expenses	11,146	8,548
Total current liabilities	104,964	104,722
Long-term debt	973,455	1,004,819
Deferred income taxes, net	237,312	259,213
Other non-current liabilities	7,979	7,701
Total liabilities	1,323,710	1,376,455

Commitments and Contingencies (Note 13)	—	—
Stockholders' Equity:
Preferred stock, $.01 par, 5,000 shares authorized, none issued and outstanding at December 31, 2016 and 2015	—	—
Common stock, $.01 par, 5,000 shares authorized, issued and outstanding at December 31, 2016 and 2015	—	—
Additional paid-in capital	548,534	545,754
Accumulated deficit	(56,226)	(42,020)
Accumulated other comprehensive loss	(34,382)	(35,190)
Total stockholders' equity	457,926	468,544
Total liabilities and stockholders' equity	$1,781,636	$1,844,999

The Notes to Consolidated Financial Statements are an integral part of these statements.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(dollars in thousands)

	Successor			Predecessor
	Year Ended 12/31/2016	Year Ended 12/31/2015	Period from 06/30/2014 through 12/31/2014	Six Months Ended 06/29/2014
Net sales	$814,908	$786,911	$377,292	$357,377
Cost of sales (exclusive of depreciation and amortization shown separately below)	437,896	435,529	193,221	183,342
Selling, general and administrative expenses	265,763	252,545	115,854	156,762
Transaction, acquisition, and integration expenses	—	257	22,719	31,681
Depreciation	32,245	29,027	17,277	14,149
Amortization	37,905	38,003	19,128	11,093
Management fees to related party	550	630	276	15
Other (income) expense	(966)	3,522	576	(277)
Income from operations	41,515	27,398	8,241	(39,388)
Interest expense, net	51,181	50,584	27,250	23,150
Interest expense on junior subordinated debentures	12,608	12,609	6,305	6,305
Investment income on trust common securities	(378)	(378)	(189)	(189)
Loss before income taxes	(21,896)	(35,417)	(25,125)	(68,654)
Income tax benefit	(7,690)	(12,334)	(6,188)	(24,128)
Net loss	$(14,206)	$(23,083)	$(18,937)	$(44,526)
Net loss from above	$(14,206)	$(23,083)	$(18,937)	$(44,526)
Other comprehensive income (loss):
Foreign currency translation adjustments	808	(22,666)	(12,524)	(95)
Total other comprehensive income (loss)	808	(22,666)	(12,524)	(95)
Comprehensive loss	$(13,398)	$(45,749)	$(31,461)	$(44,621)

The Notes to Consolidated Financial Statements are an integral part of these statements.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Successor			Predecessor
	Year Ended 12/31/2016	Year Ended 12/31/2015	Period from 06/30/2014 through 12/31/2014	Six months Ended 06/29/2014
Cash flows from operating activities:
Net loss	$(14,206)	$(23,083)	$(18,937)	$(44,526)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	70,150	67,030	36,405	25,242
(Gain) loss on dispositions of property and equipment	364	(405)	120	—
Deferred income taxes	(8,076)	(13,216)	(7,226)	(24,458)
Deferred financing and original issue discount amortization	2,627	2,718	2,405	1,374
Stock-based compensation expense	2,280	1,290	675	39,229
Loss on disposition of Australia assets	1,047	—	—	—
Other non-cash interest and change in value of interest rate swap	(706)	1,629	935	—
Changes in operating items:
Accounts receivable	2,485	11,471	22,434	(25,267)
Inventories	23,668	(48,982)	(14,641)	(17,851)
Other assets	(2,697)	(1,956)	(8,397)	8,799
Accounts payable	(2,280)	1,013	6,187	20,811
Interest payable on junior subordinated debentures	—	—	(1,019)	1,019
Other accrued liabilities	2,931	907	(28,291)	31,183
Other items, net	(94)	(593)	(2,799)	(3,843)
Net cash provided by (used for) operating activities	77,493	(2,177)	(12,149)	11,712
Cash flows from investing activities:
Acquisition of Hillman Companies, Inc.	—	—	(729,616)	—
Capital expenditures	(41,355)	(28,199)	(14,975)	(12,933)
Proceeds from sale of property and equipment	—	2,182	—	—
Net cash used for investing activities	(41,355)	(26,017)	(744,591)	(12,933)
Cash flows from financing activities:
Borrowings of senior term loans	—	—	550,000	—
Repayments of senior term loans	(5,500)	(5,500)	(387,157)	(992)
Borrowings of revolving credit loans	16,000	55,000	16,000	—
Repayments of revolving credit loans	(44,000)	(27,000)	(16,000)	—
Principal payments under capitalized lease obligations	(215)	(158)	(112)	(84)
Borrowings of senior notes	—	—	330,000	—
Repayment of senior notes	—	—	(265,000)	—
Repurchase Holdco stock from a former member of management	—	(540)	—	—
Proceeds from sale of Holdco stock	500	400	—	474
Proceeds from sale of successor equity securities	—	—	542,929	—
Capital contribution from board member	—	—	1,000	—
Financing fees	—	—	(26,355)	—
Repayments of other credit obligations	—	—	(70)	—
Net cash (used for) provided by financing activities	(33,215)	22,202	745,235	(602)
Effect of exchange rate changes on cash	(202)	(1,108)	(3,040)	(116)
Net increase (decrease) in cash and cash equivalents	2,721	(7,100)	(14,545)	(1,939)
Cash and cash equivalents at beginning of period	11,385	18,485	33,030	34,969
Cash and cash equivalents at end of period	$14,106	$11,385	$18,485	$33,030

The Notes to Consolidated Financial Statements are an integral part of these statements.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total Stockholders' Equity
Balance at December 31, 2013 - Predecessor	$—	$292,989	$(26,199)	$(4,871)	$261,919
Net loss	—	—	(44,526)	—	(44,526)
FMV adjustment to common stock with put options	—	(4,876)	—	—	(4,876)
Exercise of stock options	—	804	—	—	804
Change in cumulative foreign currency translation adjustment	—	—	—	(95)	(95)
Balance at June 29, 2014 - Predecessor	—	288,917	(70,725)	(4,966)	213,226
Close Predecessor's stockholders' equity at merger date	—	(288,917)	70,725	4,966	(213,226)
Capital contribution from parent	—	542,929	—	—	542,929
Net loss	—	—	(18,937)	—	(18,937)
Stock based compensation	—	675	—	—	675
Proceeds from sale of 1,000 Holdco shares to Board member	—	1,000	—	—	1,000
Change in cumulative foreign currency translation adjustment	—	—	—	(12,524)	(12,524)
Balance at December 31, 2014 - Successor	—	544,604	(18,937)	(12,524)	513,143
Net loss	—	—	(23,083)	—	(23,083)
Stock based compensation	—	1,290	—	—	1,290
Purchase of 540 Holdco shares from former member of management	—	(540)	—	—	(540)
Proceeds from sale of 400 Holdco shares of stock	—	400	—	—	400
Change in cumulative foreign currency translation adjustment	—	—	—	(22,666)	(22,666)
Balance at December 31, 2015 - Successor	—	545,754	(42,020)	(35,190)	468,544
Net loss	—	—	(14,206)	—	(14,206)
Stock based compensation	—	2,280	—	—	2,280
Proceeds from sale of Holdco shares of stock	—	500	—	—	500
Change in cumulative foreign currency translation adjustment	—	—	—	808	808
Balance at December 31, 2016 - Successor	$—	$548,534	$(56,226)	$(34,382)	$457,926

The Notes to Consolidated Financial Statements are an integral part of these statements.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

1. Basis of Presentation:
The accompanying financial statements include the consolidated accounts of The Hillman Companies, Inc. and its wholly-owned subsidiaries (collectively “Hillman” or the “Company”). All significant intercompany balances and transactions have been eliminated.
On June 30, 2014, affiliates of CCMP Capital Advisors, LLC (“CCMP”) and Oak Hill Capital Partners III, L.P., Oak Hill Capital Management Partners III, L.P. and OHCP III HC RO, L.P., (collectively “Oak Hill Funds”), together with certain current and former members of Hillman's management, consummated a merger transaction (the “Merger Transaction”) pursuant to the terms of an Agreement and Plan of Merger dated as of May 16, 2014. As a result of the Merger Transaction, The Hillman Companies, Inc. remained a wholly-owned subsidiary of OHCP HM Acquisition Corp., which changed its name to HMAN Intermediate II Holdings Corp. (“Predecessor Holdco”), and became a wholly-owned subsidiary of HMAN Group Holdings Inc. (“Successor Holdco” or “Holdco”). The total consideration paid in the Merger Transaction was $1,504,498 including repayment of outstanding debt and including the value of the Company's outstanding Junior Subordinated Debentures ($105,443 liquidation value at the time of the Merger Transaction).
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
The Company's consolidated statements of comprehensive loss, cash flows, and stockholders' equity for the periods presented prior to June 30, 2014 are referenced herein as the predecessor financial statements (the “Predecessor”). The Company's consolidated balance sheets as of December 31, 2016 and 2015 and its related statements of comprehensive loss, cash flows, and stockholders' equity for the periods presented subsequent to the Merger Transaction are referenced herein as the successor financial statements (the “Successor”).
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
The following table indicates the pro-forma financial statements of the Company for the years ended December 31, 2015 and 2014 (excluding transaction costs of $54,657 as discussed in Note 18 - Transaction, Acquisition, and Integration Expense).

	2015	2014
Net Sales	$786,911	$734,669
Net Loss	(23,083)	(4,863)
The pro-forma results are based on assumptions that the Company believes are reasonable under the circumstances. The pro-forma results are not intended to be indicative of results that may occur in the future. The underlying pro-forma information includes the historical results of the Company, the Company's financing arrangements related to the Merger Transaction, and certain purchase accounting adjustments.

Nature of Operations:
The Company is comprised of five separate business segments, the largest of which is (1) The Hillman Group, Inc. (“Hillman Group”) operating primarily in the United States. The other business segments consist of separate subsidiaries of Hillman Group operating in (2) Canada under the names The Hillman Group Canada ULC and H. Paulin & Co., (3) Mexico under the name SunSource Integrated Services de Mexico S.A. de C.V., (4) Florida under the name All Points Industries, and (5) Australia under the name The Hillman Group Australia Pty. Ltd. In the year ended December 31, 2016, the Company decided to exit the Australia market following the loss of a key customer and recorded charges of $1,047 related to the write-off of inventory and other assets.
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
2. Summary of Significant Accounting Policies:
Cash and Cash Equivalents:
Cash and cash equivalents consist of commercial paper, U.S. Treasury obligations, and other liquid securities purchased with initial maturities less than 90 days and are stated at cost which approximates fair value. The Company has foreign bank

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

balances of approximately $5,892 and $7,749 at December 31, 2016 and 2015, respectively. The Company maintains cash and cash equivalent balances with financial institutions that exceed federally insured limits. The Company has not experienced any losses related to these balances. Management believes its credit risk is minimal.
Restricted Investments:
The Company's restricted investments are trading securities carried at fair market value which represent assets held in a Rabbi Trust to fund deferred compensation liabilities owed to the Company's employees. See Note 8 - Deferred Compensation Plan.
Accounts Receivable and Allowance for Doubtful Accounts:
The Company establishes the allowance for doubtful accounts using the specific identification method and also provides a reserve in the aggregate. The estimates for calculating the aggregate reserve are based on historical collection experience. Increases to the allowance for doubtful accounts result in a corresponding expense. The Company writes off individual accounts receivable when collection becomes improbable. The allowance for doubtful accounts was $907 and $601 as of December 31, 2016 and 2015, respectively.
In the years ended December 31, 2016 and 2015, the Company entered into agreements to sell, on an ongoing basis and without recourse, certain trade accounts receivable. The buyer is responsible for servicing the receivables. The sale of the receivables is accounted for in accordance with Financial Accounting Standards Board (“FASB”) ASC 860, Transfers and Servicing. Under that guidance, receivables are considered sold when they are transferred beyond the reach of the Company and its creditors, the purchaser has the right to pledge or exchange the receivables, and the Company has surrendered control over the transferred receivables. The Company has received proceeds from the sales of trade accounts receivable of approximately $200,643 and $60,000 for the years ended December 31, 2016 and 2015, respectively, and has included the proceeds in net cash provided by operating activities in the consolidated statements of cash flows. Related to the sale of accounts receivable, the Company recorded losses of approximately $1,059 and $200 for the years ended December 31, 2016 and 2015, respectively.
Inventories:
Inventories consisting predominantly of finished goods are valued at the lower of cost or market, cost being determined principally on the weighted average cost method. Excess and obsolete inventories are carried at net realizable value. The historical usage rate is the primary factor used by the Company in assessing the net realizable value of excess and obsolete inventory. A reduction in the carrying value of an inventory item from cost to market is recorded for inventory with no usage in the preceding twenty-four month period or with excess on-hand quantities as determined based on product category and stage in the product life cycle.
Property and Equipment:
Property and equipment are carried at cost and include expenditures for new facilities and major renewals. Capital leases are recorded at the present value of minimum lease payments. For financial accounting purposes, depreciation is computed on the straight-line method over the estimated useful lives of the assets, generally two to 25 years. Assets acquired under capital leases are depreciated over the terms of the related leases. Maintenance and repairs are charged to expense as incurred. The Company capitalizes certain costs that are directly associated with the development of internally developed software, representing the historical cost of these assets. Once the software is completed and placed into service, such costs are amortized over the estimated useful lives. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from their respective accounts, and the resulting gain or loss is reflected in income (loss) from operations.
Property and equipment, net, consists of the following at December 31, 2016 and 2015:

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

	Estimated Useful Life
	(Years)	2016	2015
Land	n/a	$1,044	$896
Buildings	25	1,846	1,791
Leasehold improvements	3-10	5,429	5,271
Machinery and equipment	2-10	142,244	109,852
Computer equipment and software	3	34,156	23,161
Furniture and fixtures	8	1,427	1,470
Construction in process		7,995	11,025
Property and equipment, gross		194,141	153,466
Less: Accumulated depreciation		74,713	43,074
Property and equipment, net		$119,428	$110,392
Goodwill:
The Company has adopted guidance regarding the testing for goodwill impairment that permits the Company to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines that the fair value of a reporting unit is less than the carrying amount, then the Company would perform the two-step goodwill impairment test. The first step, used to identify potential impairment, is a comparison of the reporting unit’s estimated fair value to its carrying value, including goodwill. If the fair value of the reporting unit exceeds its carrying value, applicable goodwill is considered to be not impaired. If the carrying value exceeds fair value, there is an indication of impairment and the second step is performed to measure the amount of the impairment, if any. The second step requires the Company to calculate an implied fair value of goodwill at the reporting unit level. If the goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess.
The Company’s annual impairment assessment is performed for its four reporting units as of October 1. The results of the quantitative assessment in 2016 and 2015 indicated that the fair value of each reporting unit was in excess of its carrying value. In 2016 and 2015, the fair value of each reporting unit except the United States, excluding All Points reporting unit, was in excess of its carrying value by more than 10%. In 2016 and 2015, the fair value of United States, excluding All Points reporting unit, exceeded its carrying value by approximately 4% and 5%, respectively. A 100 basis point decrease in the projected long-term growth rate or a 100 basis point increase in the discount rate for this reporting unit could decrease the fair value by enough to result in some impairment based on the current forecast model. Future declines in the market and deterioration in earnings could lead to a step 2 calculation to quantify a potential impairment. The United States, excluding All Points reporting unit had goodwill totaling $580,420 at December 31, 2016 and 2015.
In considering the step zero approach to testing goodwill for impairment, we performed a qualitative analysis in 2014 which evaluated factors including, but not limited to, macro-economic conditions, market and industry conditions, internal cost factors, competitive environment, results of past impairment tests, and the operational stability and overall financial performance of the reporting units. During the fourth quarter of 2014, we utilized a qualitative assessment for reporting units where no significant change occurred and no potential impairment indicators existed since the previous evaluation of goodwill, and concluded it is more-likely-than-not that the fair value was more than its carrying value on a reporting unit basis. No impairment charges were recorded in 2014 as a result of the qualitative annual impairment assessment.
No impairment charges were recorded in the years ended December 31, 2016, 2015, or 2014.
Goodwill amounts by reporting unit are summarized as follows:

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

	Goodwill at				Goodwill at
	December 31, 2015	Acquisitions	Dispositions	Other(1)	December 31, 2016
United States, excluding All Points	$580,420	$—	$—	$—	$580,420
All Points	3,360	—	—	—	3,360
Canada	27,530	—	—	847	28,377
Mexico	4,205	—	—	(680)	3,525
Total	$615,515	$—	$—	$167	$615,682

(1)	These amounts relate to adjustments resulting from fluctuations in foreign currency exchange rates.

Intangible Assets:
Intangible assets are stated at the lower of cost or fair value.  With the exception of certain trade names, intangible assets are amortized on a straight-line basis over periods ranging from five to 20 years, representing the period over which we expect to receive future economic benefits from these assets. Definite-lived intangible assets are amortized over their useful lives.
Other intangibles, net, as of December 31, 2016 and 2015 consist of the following:

	Estimated		Estimated
	Useful Life (Years)	December 31, 2016	Useful Life (Years)	December 31, 2015
Customer relationships	20	$687,642	20	$687,530
Trademarks - All Others	Indefinite	85,294	Indefinite	85,227
Trademarks - TagWorks	5	300	5	300
Patents	7-12	32,796	7-12	32,777
KeyWorks license	7	4,438	7	4,431
Intangible assets, gross		810,470		810,265
Less: Accumulated amortization		94,658		56,782
Other intangibles, net		$715,812		$753,483
Estimated annual amortization expense for intangible assets subject to amortization at December 31, 2016 for the next five fiscal years is as follows:

Year ended December 31,	Amortization Expense
2017	$37,863
2018	$37,863
2019	$37,833
2020	$37,803
2021	$37,421
The Company also evaluates indefinite-lived intangible assets (primarily trademarks and trade names) for impairment annually or more frequently if events and circumstances indicate that it is more likely than not that the fair value of an indefinite-lived intangible asset is below its carrying amount. Accounting Standard Codification ("ASC") 350 permits an entity to assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount before applying the quantitative impairment model. In connection with the evaluation, an independent appraiser assessed the value of our indefinite-lived intangible assets based on a relief from royalties, excess earnings, and lost profits discounted cash flow model. An impairment charge is recorded if the carrying amount of an indefinite-lived intangible asset exceeds the estimated fair value on the measurement date. No impairment charges to indefinite-lived intangible assets were recorded by the Company in 2016, 2015 or 2014 as a result of the quantitative annual impairment test.
Long-Lived Assets:

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

The Company evaluates its long-lived assets, including definite-lived intangibles assets, for impairment including an evaluation based on the estimated undiscounted future cash flows as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. No impairment charges were recognized for long-lived assets in the years ended December 31, 2016 or 2015, or the six month periods ended December 31, 2014 or June 29, 2014.
Income Taxes:
Deferred income taxes are computed using the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial reporting basis and income tax basis of assets and liabilities, based on enacted tax laws and statutory tax rates applicable to the periods in which the temporary differences are expected to reverse. Valuation allowances are provided for tax benefits where management estimates it is more likely than not that certain tax benefits will not be realized. Adjustments to valuation allowances are recorded for changes in utilization of the tax related item. See Note 5 - Income Taxes, for additional information.
In accordance with guidance regarding the accounting for uncertainty in income taxes, the Company recognizes a tax position if, based solely on its technical merits,  it is more likely than not to be sustained upon examination by the relevant taxing authority. If a tax position does not meet the more likely than not recognition threshold, the Company does not recognize the benefit of that position in its financial statements. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to be recognized in the consolidated financial statements.
Risk Insurance Reserves:
The Company self-insures our product liability, automotive, workers' compensation, and general liability losses up to $250 per occurrence. Our policy is to estimate reserves based upon a number of factors, including known claims, estimated incurred but not reported claims, and outside actuarial analysis.  The outside actuarial analysis is based on historical information along with certain assumptions about future events.  These reserves are classified as other current and other long-term liabilities within the balance sheets.
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
The Successor's retirement benefit costs were $2,101, $2,084, and $983 in the years ended December 31, 2016 and 2015 and the period from June 30, 2014 through December 31, 2014, respectively. The Predecessor's retirement benefit costs were $1,003 in the six months period ended June 29, 2014.
Revenue Recognition:

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

Revenue is recognized when products are shipped or delivered to customers depending upon when title and risks of ownership have passed and the collection of the relevant receivables is probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable. Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore excluded from revenues in the consolidated statements of comprehensive loss.
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
Shipping and Handling:
The costs incurred to ship product to customers, including freight and handling expenses, are included in selling, general, and administrative (“SG&A”) expenses on the Company's consolidated statements of comprehensive loss.
The Successor's shipping and handling costs were $36,283, $35,795, and $15,989 in the years ended December 31, 2016 and 2015 and period from June 30, 2014 through December 31, 2014, respectively. The Predecessor's shipping and handling costs were $14,890 in the six months period ended June 29, 2014.
Research and Development:
The Company expenses research and development costs consisting primarily of internal wages and benefits in connection with improvements to the key duplicating and engraving machines. The Company's research and development costs were $2,277, $1,833, and $598 in the years ended December 31, 2016 and 2015 and period from June 30, 2014 through December 31, 2014, respectively. The Predecessor's research and development costs were $1,094 in the six months period ended June 29, 2014.
Common Stock:
The Hillman Companies, Inc. has one class of common stock. All outstanding shares of The Hillman Companies, Inc. common stock are owned by Holdco. The management shareholders of Holdco do not have the ability to put their shares back to Holdco.
Stock Based Compensation:
The Company has a stock-based employee compensation plan pursuant to which Holdco may grant options, stock appreciation rights, restricted stock, and other stock-based awards. The Company uses a Black-Scholes option pricing model to determine the fair value of stock options on the dates of grant. The Black-Scholes pricing model requires various assumptions, including expected term, which is based on our historical experience and expected volatility which is estimated based on the average historical volatility of similar entities with publicly traded shares. The Company also makes assumptions regarding the risk-free interest rate and the expected dividend yield. The risk-free interest rate is based on the U.S. Treasury interest rate whose term is consistent with the expected term of the share-based award. The dividend yield on our common stock is assumed to be zero since we do not pay dividends and have no current plans to do so in the future. Determining the fair value of stock options at the grant date requires judgment, including estimates for the expected life of the share-based award, stock price volatility, dividend yield, and interest rate. These assumptions may differ significantly between grant dates because of changes in the actual results of these inputs that occur over time.
Stock-based compensation expense is recognized using a fair value based recognition method. Stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite vesting period or performance period of the award on a straight-line basis. The stock-based compensation expense is recorded in general and administrative expenses. The plan is more fully described in Note 10 - Stock Based Compensation.
Fair Value of Financial Instruments:

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
Derivatives and Hedging:
The Company uses derivative financial instruments to manage its exposures to (1) interest rate fluctuations on its floating rate senior debt and (2) fluctuations in foreign currency exchange rates. The Company measures those instruments at fair value and recognizes changes in the fair value of derivatives in earnings in the period of change, unless the derivative qualifies as an effective hedge that offsets certain exposures. The Company enters into derivative instrument transactions with financial institutions acting as the counter-party. The Company does not enter into derivative transactions for speculative purposes and, therefore, holds no derivative instruments for trading purposes.
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
Derivative instruments designated in hedging relationships that mitigate exposure to the variability in future cash flows of the variable-rate debt and foreign currency exchange rates are considered cash flow hedges. The Company records all derivative instruments in other assets or other liabilities on the consolidated balance sheets at their fair values. If the derivative is designated as a cash flow hedge and the hedging relationship qualifies for hedge accounting, the effective portion of the change in the fair value of the derivative is recorded in other comprehensive income or loss. The change in fair value for instruments not qualifying for hedge accounting are recognized in the statement of comprehensive income or loss in the period of the change. See Note 11 - Derivatives and Hedging.
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
3. Recent Accounting Pronouncements:
In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The update outlines a five-step model and related application guidance, which replaces most existing revenue recognition guidance. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date by one year making the guidance effective for us in the fiscal year ending December 31, 2018, and for interim periods within that year. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this standard recognized at the date of

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

initial application. Early adoption is permitted as of the original effective date. The Company is currently assessing the transition method and impact of implementing this guidance on its Condensed Consolidated Financial Statements.
In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers. This guidance amends the principal-versus-agent implementation guidance and illustrations in ASU 2014-09. This ASU clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. Therefore, for contracts involving more than one specified good or service, the entity may be the principal for one or more specified goods or services and the agent for others. This ASU has the same effective date as the new revenue standard, ASU No. 2014-09, and entities are required to adopt this ASU by using the same transition method used to adopt the new revenue standard. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. This ASU clarifies the implementation guidance on identifying performance obligations and licensing on the previously issued ASU No. 2014-09, Revenue from Contracts with Customers. In May 2016, the FASB issued ASU No. 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting. ASU No. 2016-11 rescinds several SEC Staff Announcements that are codified in Topic 605, including, among other items, guidance relating to accounting for shipping and handling fees and freight services. In May 2016, the FASB also issued ASU 2016-12, which provided narrow scope improvements and practical expedients related to ASU No. 2014-09, Revenue from Contracts with Customers. The improvements address completed contracts and contract modifications at transition, noncash consideration, the presentation of sales taxes and other taxes collected from customers, and assessment of collectability when determining whether a transaction represents a valid contract. Additionally, on December 21, 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which provides disclosure relief, and clarifies the scope and application of the new revenue standard and related cost guidance. ASU No. 2016-10, ASU No. 2016-11, and ASU No. 2016-12 are effective for the fiscal year ending December 31, 2018, and for interim periods within that year. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that year. ASU No. 2016-10, ASU No. 2016-11, ASU No. 2016-12, and ASU No. 2016-20 can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. While the Company is continuing to assess all potential impacts these standards may have on its financial statements, it believes that the adoption will not have a significant impact on its revenue streams. The Company has not yet determined its method of adoption.
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The Company has adopted this standard in the first quarter of 2016. As a result of adopting this guidance, the Company recorded a reduction to deferred financing fees and a corresponding reduction to long term liabilities of approximately $16.1 million and $19.4 million as of December 31, 2016 and December 31, 2015, respectively. There was no impact on Consolidated Statement of Comprehensive Loss or Cash Flows as a result of the adoption of this guidance.
In November 2015, the FASB issued the ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. The intent is to simplify the presentation of deferred income taxes. The amendments in the update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this update apply to all entities that present a classified statement of financial position. For public business entities, the amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The Company elected early adoption of this standard in the first quarter of 2016. There was no impact on the Consolidated Statement of Comprehensive Loss or Cash Flows as a result of the adoption of this guidance. Prior periods were not retrospectively adjusted.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this update require lessees, among other things, to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous authoritative guidance. This update also introduces new disclosure requirements for leasing arrangements. The new guidance will be effective for public business entities for annual periods beginning after December 15, 2018, and interim periods therein. Early adoption will be permitted for all entities. The new standard is required to be applied with a modified retrospective approach to each prior reporting period presented with various optional practical expedients. The Company is currently evaluating the impact of implementing this guidance on its Consolidated Financial Statements.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU affects entities that issue share-based payment awards to their employees. The ASU is designed to simplify several aspects of accounting for share-based payment award transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows, and forfeiture rate calculations. This ASU will become effective for the Company on January 1, 2017. Early adoption is permitted in any interim or annual period. The Company has elected early adoption of this standard in the first quarter of 2016. There was no impact on Consolidated Statement of Comprehensive Loss or Cash Flows as a result of the adoption of this guidance. Prior periods were not retrospectively adjusted.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses. The ASU sets forth a “current expected credit loss” (CECL) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of this ASU on its Consolidated Financial Statements.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The update amends the guidance in ACS 230, Statement of Cash Flows, and clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows with the objective of reducing the existing diversity in practice related to eight specific cash flow issues. The amendments in this update are effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2016-15 to have a material impact on its Consolidated Financial Statements.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory . The new standard eliminates the exception to the principle in ASC 740 for all intra-entity sales of assets other than inventory to be deferred until the transferred asset is sold to a third party or otherwise recovered through use. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not expect the adoption of ASU 2016-16 to have a material impact on its Consolidated Financial Statements.

4. Related Party Transactions:
The Successor has recorded aggregate management fee charges and expenses from the Oak Hill Funds and CCMP of $550 for the year ended December 31, 2016, $630 for the year ended December 31, 2015, and $276 for the six month period ended December 31, 2014. The Predecessor recorded aggregate management fee charges and expenses from the Oak Hill Funds of $15 for the six month period ended June 29, 2014.
The Company recorded proceeds from the sale of Holdco stock to members of management and the Board of Directors of $500 for the year ended December 31, 2016, $400 for the year ended December 31, 2015 and $1,000 for the six months ended December 31, 2014.  The Company recorded the purchase of Holdco stock from a former member of management of $540 for the year ended December 31, 2015.
Gregory Mann and Gabrielle Mann are employed by Hillman. Hillman leases an industrial warehouse and office facility from companies under the control of the Manns. The Company has recorded rental expense for the lease of this facility on an arm's length basis. The Successor's rental expense for the lease of this facility was $343 for the year ended December 31, 2016, and $311 for the year ended December 31, 2015. In the six month period ended December 31, 2014 the Successor's rental expense for the lease of this facility was $146. In the six month period ended June 29, 2014 the Predecessor's rental expense for the lease of this facility was $165.
The Company entered into three leases for five properties containing industrial warehouse, manufacturing plant, and office facilities. The owners of the properties under one lease are relatives of Richard Paulin, who is employed by The Hillman Group Canada ULC, and the owner of the properties under the other two leases is a company which is owned by Richard Paulin and certain of his relatives. The Company has recorded rental expense for the three leases on an arm's length basis. The Successor's rental expense for these facilities was $621 for the year ended December 31, 2016, and $645 for the year ended December 31, 2015. In the six month period ended December 31, 2014 the Successor's rental expense for these facilities was $371. In the six month period ended June 29, 2014 the Predecessor's rental expense for these facilities was $376.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

5. Income Taxes:
Income (loss) before income taxes are comprised of the following components for the periods indicated:

	Successor			Predecessor
	Twelve Months Ended December 31, 2016	Twelve Months Ended December 31, 2015	Period from 06/30/2014 through 12/31/2014	Six Months Ended 06/29/2014

United States based operations	(15,442)	(23,366)	(24,145)	(69,749)
Non-United States based operations	(6,454)	(12,051)	(980)	1,095
Loss before income taxes	(21,896)	(35,417)	(25,125)	(68,654)
Below are the components of the Company's income tax provision for the periods indicated:

	Successor			Predecessor
	Twelve Months Ended December 31, 2016	Twelve Months Ended December 31, 2015	Period from 06/30/2014 through 12/31/2014	Six Months Ended 06/29/2014

Current:
Federal & State	$368	$330	$102	$105
Foreign	18	235	800	212
Total current	386	565	902	317
Deferred:
Federal & State	(7,464)	(10,892)	(7,081)	(23,056)
Foreign	(847)	(2,492)	(98)	328
Total deferred	(8,311)	(13,384)	(7,179)	(22,728)
Valuation allowance	235	485	89	(1,717)
Income tax benefit	$(7,690)	$(12,334)	$(6,188)	$(24,128)
The Company has U.S. federal net operating loss (“NOL”) carryforwards for tax purposes, totaling $101,502 as of December 31, 2016, that are available to offset future taxable income. These carry forwards expire from 2028 to 2035. Management estimates that the Company will not be able to utilize some of the loss carryforwards before they expire due to limitations imposed by Internal Revenue Code Section 382. A valuation allowance with a year-end balance of $35 has been recorded for these deferred tax assets. In addition, the Company's foreign subsidiaries have NOL carryforwards aggregating $12,935. A portion of these carryforwards expire from 2025 to 2033. Approximately $13,400 of the U.S. NOL carryforward has an indefinite life carryforward provided the Company continues to meet certain obligations under Luxembourg's tax codes. Management has recorded a valuation allowance of $1,243 against the deferred tax assets recorded for a foreign subsidiary.
The Company has state NOL carryforwards with an aggregate tax benefit of $3,196 which expire from 2017 to 2035. Management estimates that the Company will not be able to utilize some of the loss carryforwards in certain states before they expire. A valuation allowance with a year-end balance of $384 has been recorded for these deferred tax assets. In 2016, the valuation allowance for state NOL carryforwards decreased by $113. The decrease was primarily a result of a change in the estimation of the utilization of the NOL in the carryforward years. In conjunction with the Paulin Acquisition, the Company recorded a deferred tax asset related to the carryforward of a foreign exchange loss. The total carryforward balance at year-end is $194. Management estimates that the Company will not be able to realize the benefit of this deferred tax asset and has recorded a valuation allowance of $75.
The Company has $353 of general business tax credit carryforwards which expire from 2017 to 2034. A valuation allowance of $98 has been established for a portion of these tax credits. The Company has $781 of foreign tax credit carryforwards which expire from 2019 to 2025.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The table below reflects the significant components of the Company's net deferred tax assets and liabilities at December 31, 2016 and 2015:

	As of December 31, 2016	As of December 31, 2015
	Non-current	Current	Non-current
Deferred Tax Asset:
Inventory	$10,356	$10,254	$—
Bad debt reserve	1,048	955	—
Casualty loss reserve	649	233	314
Accrued bonus / deferred compensation	3,289	950	1,193
Deferred rent	488	—	213
Derivative security value	659	1,112	—
Deferred distribution of foreign subsidiary	256	—	—
Deferred financing fees	699	—	848
Deferred revenue - shipping terms	674	501	—
Medical insurance reserve	102	354	—
Original issue discount amortization	—	—	272
Transaction costs	4,200	—	4,629
Federal / foreign net operating loss	37,687	—	40,335
State net operating loss	3,195	—	4,029
Tax credit carryforwards	3,978	—	3,811
All other	770	73	655
Gross deferred tax assets	68,050	14,432	56,299
Valuation allowance for deferred tax assets	(1,835)	(168)	(1,451)
Net deferred tax assets	$66,215	$14,264	$54,848
Deferred Tax Liability:
Intangible asset amortization	$279,776	$—	$290,090
Property and equipment	22,659	—	23,068
All other items	1,092	383	903
Deferred tax liabilities	$303,527	$383	$314,061
Net deferred tax liability	$237,312		$245,332
Long term net deferred tax liability	$237,312		$259,213
Current net deferred tax asset	—		13,881
Long term net deferred tax asset	—		—
Net deferred tax liability	$237,312		$245,332
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

Hillman is subject to income taxes in the United States and in certain foreign jurisdictions. In general, it is the practice and intention of the Company to reinvest the earnings of certain of its non-U.S. subsidiaries in those operations. Based on direction from the new management team, the Company's position with respect to permanent reinvestment of earnings in its foreign subsidiaries was revised in the fourth quarter of 2014. Only one of the foreign subsidiaries has accumulated E&P that warranted

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

establishment of a deferred tax asset. Due to the availability of a foreign tax credit which can offset the U.S. tax on future distributions from this subsidiary, an overall deferred tax asset of $256 has been recorded as of December 31, 2016.
As of December 31, 2016, the Company does not have any excess amount for financial reporting over the tax basis in these certain foreign subsidiaries. The Company recorded a deferred tax asset of $256 based on undistributed earnings in one of its foreign subsidiaries that is not being indefinitely reinvested.
Below is a reconciliation of statutory income tax rates to the effective income tax rates for the periods indicated:

	Successor			Predecessor
	Twelve Months Ended December 31, 2016	Twelve Months Ended December 31, 2015	Period from 06/30/2014 through 12/31/2014	Six Months Ended 06/29/2014
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%
Non-U.S. taxes and the impact of non-U.S. losses for which a current tax benefit is not available	8.1%	(0.8)%	(11.0)%	1.5%
State and local income taxes, net of U.S. federal income tax benefit	2.8%	2.6%	2.5%	3.0%
Adjustment of reserve for change in valuation allowance and other items	0.5%	(0.7)%	0.5%	(0.3)%
Adjustment for change in tax law	(3.1)%	—%	3.1%	0.5%
Adjustment of unrecognized tax benefits	(7.7)%	—%	—%	—%
Permanent differences:
Acquisition and related transaction costs	(0.3)%	(0.2)%	(8.2)%	(4.0)%
Meals and entertainment expense	(0.9)%	(0.4)%	(0.2)%	(0.1)%
Foreign tax credit	0.3%	—%	2.4%	—%
Reconciliation of tax provision to return	(0.3)%	(0.7)%	—%	—%
Reconciliation of other adjustments	0.7%	—%	0.5%	(0.5)%
Effective income tax rate	35.1%	34.8%	24.6%	35.1%
The Company has recorded a $1,686 increase in the reserve for unrecognized tax benefits for the year ended December 31, 2016 related to items previously recognized in its consolidated financial statements. A balance of $1,734 of the remaining unrecognized tax benefit is shown in the financial statements at December 31, 2016 as a reduction of the deferred tax asset for the Company's NOL carryforwards while $326 of the ending reserve is included in the balance of other long term liabilities.
The Company has recorded a $61 decrease in the reserve for unrecognized tax benefits for the year ended December 31, 2015 related to items previously recognized in its consolidated financial statements. The ending reserve of $374 is included in other long term liabilities.

The Company has recorded a $1,559 decrease in the reserve for unrecognized tax benefits in the six month Predecessor period ended June 29, 2014 due to the resolution of a recent IRS examination in 2014. The Company has decreased its reserve for unrecognized tax benefits in the six month Successor period June 30, 2014 through December 31, 2014 and the six month Predecessor period ended June 29, 2014 by $30 and $1, respectively, related to items previously recognized by the acquired company in its financial statements. A balance of $58 of the remaining unrecognized tax benefit is shown in the financial statements at December 31, 2014 as a reduction of the deferred tax asset for the Company's NOL carryforwards while $377 of the ending reserve is included in the balance of other long term liabilities.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

The following is a summary of the changes for the periods indicated below:

		Successor		Predecessor
	Twelve Months Ended December 31, 2016	Twelve Months Ended December 31, 2015	Period from 06/30/2014 through 12/31/2014	Six Months Ended 06/29/2014
Unrecognized tax benefits - beginning balance	$374	$435	$465	$2,024
Gross increases - tax positions in current period	1,676	—	—	—
Gross increases - tax positions in prior period	10	—	—	—
Gross decreases - tax positions in prior period	—	(61)	(30)	(1,559)
Unrecognized tax benefits - ending balance	$2,060	$374	$435	$465
Amount of unrecognized tax benefit that, if recognized would affect the Company's effective tax rate	$2,060	$374	$435	$465
The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. In conjunction with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB No. 109, “Accounting for Income Taxes”, which was codified in ASC 740-10, the Company has not recognized any adjustment of interest or penalties in its consolidated financial statements due to its NOL position. The Company does not anticipate a decrease in the unrecognized tax benefits for the tax year ending December 31, 2017.
The Company files a consolidated income tax return in the U.S. and numerous consolidated and separate income tax returns in various states and foreign jurisdictions. As of December 31, 2016, with a few exceptions, the Company is no longer subject to U.S. federal, state, and foreign tax examinations by tax authorities for the tax years prior to 2012. However, the IRS can make adjustments to losses carried forward by the Company from 2010 forward and utilized on its federal return.
6. Long-Term Debt:
The following table summarizes the Company’s debt:

	December 31, 2016	December 31, 2015
Revolving loans	$—	$28,000
Senior term loan, due 2020	536,250	541,750
6.375% Senior Notes, due 2022	330,000	330,000
11.6% Junior Subordinated Debentures - Preferred	105,443	105,443
Junior Subordinated Debentures - Common	3,261	3,261
Capital leases & other obligations	322	527
	975,276	1,008,981
(Add) unamortized premium on 11.6% Junior Subordinated Debentures	19,936	21,003
(Subtract) current portion of long term debt and capital leases	(5,643)	(5,717)
(Subtract) deferred financing fees	(16,114)	(19,448)
Total long term debt, net	$973,455	$1,004,819
Revolving loans and term loans
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

As of December 31, 2016, the Revolver had a loan amount of $0 and outstanding letters of credit of approximately $5,559.  The Company has approximately $64,441 of available borrowings under the revolving credit facility as a source of liquidity.

6.375% Senior Notes, due 2022
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

Guaranteed Preferred Beneficial Interest in the Company's Junior Subordinated Debentures
In September 1997, The Hillman Group Capital Trust, a Grantor trust, completed a $105,446 underwritten public offering of 4,217,724 Trust Preferred Securities (“TOPrS”). The Trust invested the proceeds from the sale of the preferred securities in an equal principal amount of 11.6% Junior Subordinated Debentures of Hillman due September 30, 2027.
The Company pays interest to the Hillman Group Capital Trust (“Trust”) on the Junior Subordinated Debentures underlying the Trust Preferred Securities at the rate of 11.6% per annum on their face amount of $105,443, or $12,231 per annum in the aggregate. The Trust distributes monthly cash payments it receives from the Company as interest on the debentures to preferred security holders at an annual rate of 11.6% on the liquidation amount of $25.00 per preferred security. Pursuant to the Indenture that governs the Trust Preferred Securities, the Trust is able to defer distribution payments to holders of the Trust Preferred Securities for a period that cannot exceed 60 months (the “Deferral Period”). During a Deferral Period, the Company is required to accrue the full amount of all interest payable, and such deferred interest payable would become immediately payable by the Company at the end of the Deferral Period. There were no deferrals of distribution payments to holders of the Trust Preferred Securities in 2016 or 2015.
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
The Company has determined that the Trust is a variable interest entity and the holders of the Trust Preferred Securities are the primary beneficiaries of the Trust. Accordingly, the Company has de-consolidated the Trust. Summarized below is the financial information of the Trust as of December 31, 2016:

December 31, 2016	Amount
Non-current assets - junior subordinated debentures - preferred	$125,379
Non-current assets - junior subordinated debentures - common	3,261
Total assets	$128,640
Non-current liabilities - trust preferred securities	$125,379
Stockholder's equity - trust common securities	3,261
Total liabilities and stockholders' equity	$128,640
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

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

On June 30, 2014, the junior subordinated debentures were recorded at the fair value of $131,141 based on the price underlying the Trust Preferred Securities of $30.32 per share upon close of trading on the NYSE Amex on that date plus the liquidation value of the trust common securities. The Company is amortizing the premium on the junior subordinated debentures of $22,437 over their remaining life. Unamortized premium on the junior subordinated debentures was $19,936 and $21,003 as of December 31, 2016 and 2015, respectively.

The aggregate minimum principal maturities of the long-term debt for each of the five years following December 31, 2016 are as follows:

Year	Amount
2017	$5,643
2018	5,592
2019	5,568
2020	5,518
2021	514,251
2022 and thereafter	438,704
$975,276
Additional information with respect to the Company's fixed rate senior notes and junior subordinated debentures is included in Note 12 - Fair Value Measurements.
7. Leases:
Certain warehouse, office space, and equipment are leased under operating leases with terms in excess of one year. Future minimum lease payments under non-cancellable leases consisted of the following at December 31, 2016:

Year	Operating Leases
2017	$10,281
2018	9,438
2019	7,697
2020	6,046
2021	5,699
Later years	24,189
Total minimum lease payments	$63,350
The rental expense for all operating leases was $16,160, $14,300, $6,511, and $5,890 for the Successor's years ended December 31, 2016 and 2015, the period from June 30, 2014 through December 31, 2014, and the Predecessor's six months period ended June 29, 2014, respectively. Certain leases are subject to terms of renewal and escalation clauses.
8. Deferred Compensation Plan:
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
As of December 31, 2016 and 2015, the Company's consolidated balance sheets included $1,787 and $2,021, respectively, in restricted investments representing the assets held in mutual funds to fund deferred compensation liabilities owed to the Company's current and former employees. The current portion of the restricted investments was $271 and $639 as of

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

December 31, 2016 and 2015, respectively, and is included in "Other current assets" on the Consolidated Balance Sheet. The assets held in the NQDC are classified as an investment in trading securities.
During the Successor's years ended December 31, 2016, 2015, Successor's six month period ended December 31, 2014, and Predecessor's six month period ended June 29, 2014, distributions from the deferred compensation plan aggregated $719, $678, $0, and $2,893, respectively.
9. Common and Preferred Stock:
Common Stock
The Hillman Companies, Inc. has one class of common stock. All outstanding shares of The Hillman Companies, Inc. common stock are owned by Holdco. The management shareholders of Holdco do not have the ability to put their shares back to Holdco.
Preferred Stock
The Hillman Companies, Inc. has one class of preferred stock, with 5,000 shares authorized and none issued or outstanding as of December 31, 2016 or 2015.
10. Stock Based Compensation:
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
HMAN Group Holdings Inc. 2014 Equity Incentive Plan
Effective June 30, 2014, Holdco established the HMAN Group Holdings Inc. 2014 Equity Incentive Plan (the “2014 Equity Incentive Plan”), pursuant to which Holdco may grant options, stock appreciation rights, restricted stock, and other stock-based awards for up to an aggregate of 44,021.264 shares of its common stock. Effective December 5, 2016 the number of shares was increased to 45,445.418. The 2014 Equity Incentive Plan is administered by a committee of the Holdco board of directors. Such committee determines the terms of each stock-based award grant under the 2014 Equity Incentive Plan, except that the exercise price of any granted options and the grant price of any granted stock appreciation rights may not be lower than the fair market value of one share of common stock of Holdco as of the date of grant.
The fair value of 22,137.710 time-vested options outstanding as of December 31, 2016 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield equaling 0%, risk-free interest rate from 1.27% to 2.17%, expected volatility assumed to be 31.5%, and expected term from 6.5 years to 6.75 years. The fair value of an option was $373.560.
Stock option compensation expense of $1,513, $957, and $675 was recognized in the accompanying consolidated statements of Comprehensive Loss for the years ended December 31, 2016 and December 31, 2015 and the period from June 30, 2014 through December 31, 2014, respectively. As of December 31, 2016, there was $5,121 of unrecognized compensation expense

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

for unvested common options. The expense will be recognized as a charge to earnings over a weighted average period of approximately three years.
As of December 31, 2016, there were 21,237.708 performance-based stock options outstanding that ultimately vest depending upon satisfaction of conditions that only arise in the event of a sale of the Company. No compensation expense will be recognized on these stock options unless it becomes probable the performance conditions will be satisfied.
A summary of stock option activity for the year ended December 31, 2016 is presented below:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	40,625.418	$1,000	9 years	$—
Exercisable at December 31, 2015	—	—	—	—
Granted	4,510.000	$1,000	—	—
Exercised or converted	—	—	—	—
Forfeited or expired	(1,760.000)	$1,000	—	—
Outstanding at December 31, 2016	43,375.418	$1,000	8 years	$—
Exercisable at December 31, 2016	—	—	—	—
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
A summary of restricted stock activity for the year ended December 31, 2016 is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2015	1,600	$1,000
Granted	—	$—
Vested	(850)	$1,000
Forfeited	—	$—
Unvested at December 31, 2016	750	$1,000
Compensation expense of $767 and $333 was recognized in the accompanying consolidated statements of comprehensive loss for the years ended December 31, 2015 and 2016, respectively. As of December 31, 2016, there was $500 of unrecognized compensation expense for unvested restricted stock.

11. Derivatives and Hedging:
The Company uses derivative financial instruments to manage its exposures to (1) interest rate fluctuations on its floating rate senior debt and (2) fluctuations in foreign currency exchange rates. The Company measures those instruments at fair value and

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

recognizes changes in the fair value of derivatives in earnings in the period of change, unless the derivative qualifies as an effective hedge that offsets certain exposures.
Interest Rate Swap Agreements - On September 3, 2014, the Company entered into two forward Interest Rate Swap Agreements (the “2014 Swaps”) with three-year terms for notional amounts of $90,000 and $40,000. The forward start date of the 2014 Swaps was October 1, 2015 and the termination date is September 30, 2018. The 2014 Swaps fix the interest rate at 2.2% plus the applicable interest rate margin of 3.5% and the effective rate of 5.7%.
The total fair value of the interest rate swaps was $1,858 as of December 31, 2016 and was reported on the consolidated balance sheet in other non-current liabilities with an increase other income/expense recorded in the statement of comprehensive loss for the favorable change of $706 in fair value since December 31, 2015.
The total fair value of the interest rate swaps was $2,564 as of December 31, 2015 and was reported on the consolidated balance sheet in other non-current liabilities with an increase in other income/expense recorded in the statement of comprehensive loss for the unfavorable change of $1,629 in fair value since December 31, 2014.
The Company's interest rate swap agreements did not qualify for hedge accounting treatment because they did not meet the provisions specified in ASC 815, Derivatives and Hedging (“ASC 815”).
Foreign Currency Forward Contracts - During 2014, 2015, and 2016, the Company entered into multiple foreign currency forward contracts. The table below summarizes the maturity dates and the fixed exchange rates of the contracts.

	2016 FX Contracts	2015 FX Contracts	2014 FX Contracts
Maturity date range:	April 2016 - April 2017	February 2015 to December 2016	March 2014 to December 2015
Fixed exchange rate range:	1.2536 to 1.3458	1.1384 to 1.3831	1.0680 to 1.1740
The purpose of the Company's foreign currency forward contracts is to manage the Company's exposure to fluctuations in the exchange rate of the Canadian dollar.
The total notional amount of contracts outstanding was C$29,887 and C$37,886 as of December 31, 2016 and December 31, 2015, respectively. The total fair value of the FX Contracts was $616 and $1,695 as of December 31, 2016 and December 31, 2015, respectively, and was reported on the consolidated balance sheet in other current assets. An increase in other income of $1,587 and $4,196 was recorded in the statement of comprehensive loss for the favorable change in fair value during year ended December 31, 2016 and December 31, 2015, respectively.
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
The following tables set forth the Company's financial assets and liabilities that were measured at fair value on a recurring basis during the period, by level, within the fair value hierarchy:

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Trading securities	$1,787	$—	$—	$1,787
Interest rate swaps	—	(1,858)	—	(1,858)
Foreign exchange forward contracts	—	616	—	616

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
Trading securities	$2,021	$—	$—	$2,021
Interest rate swaps	—	(2,564)	—	(2,564)
Foreign exchange forward contracts	—	1,695	—	1,695
Trading securities are valued using quoted prices on an active exchange. Trading securities represent assets held in a Rabbi Trust to fund deferred compensation liabilities and are included as restricted investments on the accompanying consolidated balance sheets.
The Company utilizes interest rate swap contracts to manage our targeted mix of fixed and floating rate debt, and these contracts are valued using observable benchmark rates at commonly quoted intervals for the full term of the swap contracts. As of December 31, 2016 and 2015, the interest rate swaps were included in other non-current liabilities on the accompanying consolidated balance sheets.
The Company utilizes foreign exchange forward contracts to manage our exposure to currency fluctuations in the Canadian dollar versus the U.S. dollar. The forward contracts were valued using observable benchmark rates at commonly quoted intervals during the term of the forward contract. As of December 31, 2016 and December 31, 2015, the foreign exchange forward contracts were included in other current assets on the accompanying consolidated balance sheets.
The fair value of the Company's fixed rate senior notes and junior subordinated debentures as of December 31, 2016 and 2015 were determined by utilizing current trading prices obtained from indicative market data. As a result, the fair value measurement of the Company's senior term loans is considered to be Level 2.

	December 31, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
6.375% Senior Notes	$323,888	$304,013	$322,777	$271,425
Junior Subordinated Debentures	128,640	139,831	129,707	131,691
Cash, restricted investments, accounts receivable, short-term borrowings and accounts payable are reflected in the consolidated financial statements at book value, which approximates fair value, due to the short-term nature of these instruments. The carrying amount of the long-term debt under the revolving credit facility approximates the fair value at December 31, 2016 and 2015 as the interest rate is variable and approximates current market rates.  The Company also believes the carrying amount of the long-term debt under the senior term loan approximates the fair value at December 31, 2016 and 2015 because, while subject to a minimum LIBOR floor rate, the interest rate approximates current market rates of debt with similar terms and comparable credit risk.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

Additional information with respect to the derivative instruments is included in Note 11 - Derivatives and Hedging. Additional information with respect to the Company's fixed rate senior notes and junior subordinated debentures is included in Note 6 - Long-Term Debt.
13. Commitments and Contingencies:
The Company self-insures our product liability, automotive, workers' compensation, and general liability losses up to $250 per occurrence. Catastrophic coverage has been purchased from third party insurers for occurrences in excess of $250 up to $40,000. The two risk areas involving the most significant accounting estimates are workers' compensation and automotive liability. Actuarial valuations performed by the Company's outside risk insurance expert were used by the Company's management to form the basis for workers' compensation and automotive liability loss reserves. The actuary contemplated the Company's specific loss history, actual claims reported, and industry trends among statistical and other factors to estimate the range of reserves required. Risk insurance reserves are comprised of specific reserves for individual claims and additional amounts expected for development of these claims, as well as for incurred but not yet reported claims. The Company believes that the liability of approximately $1,675 recorded for such risk insurance reserves is adequate as of December 31, 2016.
As of December 31, 2016, the Company has provided certain vendors and insurers letters of credit aggregating $5,559 related to our product purchases and insurance coverage of product liability, workers' compensation, and general liability.
The Company self-insures our group health claims up to an annual stop loss limit of $200 per participant. Aggregate coverage is maintained for annual group health insurance claims in excess of 125% of expected claims. Historical group insurance loss experience forms the basis for the recognition of group health insurance reserves. Provisions for losses expected under these programs are recorded based on an analysis of historical insurance claim data and certain actuarial assumptions. The Company believes that the liability of approximately $1,722 recorded for such group health insurance reserves is adequate as of December 31, 2016.
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
14. Statement of Cash Flows:
Supplemental disclosures of cash flows information are presented below:

	Successor			Predecessor
	Twelve Months Ended December 31, 2016	Twelve Months Ended December 31, 2015	Period from June 30, 2014 through December 31, 2014	Six months ended June 29, 2014
Cash paid during the period for:
Interest on junior subordinated debentures	$12,230	$12,231	$6,116	$6,116
Interest	$48,132	$47,337	$25,858	$21,702
Income taxes	$732	$1,175	$8	$856
15. Quarterly Data (unaudited):

2016	First	Second	Third	Fourth	Total
Net sales	$189,604	$226,900	$211,528	$186,876	$814,908
Income from operations	2,951	20,025	15,770	2,769	41,515
Net (loss) income	(7,844)	1,746	(437)	(7,671)	(14,206)
2015	First	Second	Third	Fourth	Total
Net sales	$180,696	$216,818	$209,933	$179,464	$786,911
(Loss) income from operations	(2,950)	17,216	10,433	2,699	27,398
Net loss	(9,865)	(4,543)	(40)	(8,635)	(23,083)
16. Concentration of Credit Risks:
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
For the year ended December 31, 2016, the largest three customers accounted for 46.1% of sales and 34.3% of the year-end accounts receivable balance. For the year ended December 31, 2015, the largest three customers accounted for 44.3% of sales and 37.1% of the year-end accounts receivable balance. No other customer accounted for more than 5.0% of the Company's total sales in 2016, 2015, or 2014. In each of the years ended December 31, 2016, 2015, and 2014, the Company derived over

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

10% of its total revenues from two separate customers which operated in the following segments: United States, excluding All Points, Canada, and Mexico.
Concentration of credit risk with respect to purchases and trade payables are limited due to the large number of vendors comprising the Company's vendor base, with dispersion across different industries and geographic areas. The Company's largest vendor in terms of annual purchases accounted for 4.3% of the Successor's total purchases and 3.2% of the trade payables on December 31, 2016. The Company's largest vendor in terms of annual purchases accounted for 6.3% of the Successor's total purchases and 4.0% of the Successor's total trade payables on December 31, 2015.
17. Segment Reporting and Geographic Information:
The Company's segment reporting structure uses the Company's management reporting structure as the foundation for how the Company manages our business. The Company periodically evaluates our segment reporting structure in accordance with ASC 350-20-55 and has concluded that it has five reportable segments as of December 31, 2016. The United States segment, excluding All Points and the Canada segment are considered material by Company's management as of December 31, 2016. The segments are as follows:

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
The Australia segment distributed keys, key duplicating systems, and accessories to home centers and other retail outlets in Australia. In the year ended December 31, 2016, the Company decided to exit the Australia market following the withdrawal from Australia of a key customer and recorded charges of $1,047 related to the write-off of inventory and other assets.
The Company uses profit or loss from operations to evaluate the performance of its segments, and does not include segment assets or nonoperating income/expense items for management reporting purposes. Profit or loss from operations is defined as income from operations before interest and tax expenses. Hillman accounts for intersegment sales and transfers as if the sales or transfers were to third parties, at current market prices. Segment revenue excludes sales between segments, which is consistent with the segment revenue information provided to the Company's chief operating decision maker. Segment income (loss) from operations for Mexico and Australia include insignificant costs allocated from the United States, excluding All Points segment, while the remaining operating segments do not include any allocations.
The transactions expenses incurred in connection with the Merger Transaction were recorded in the United States segment. For further information see Note 18 - Transaction, Acquisition, and Integration Expense.

THE HILLMAN COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

The table below presents revenues and income (loss) from operations for the reportable segments for the years ended December 31, 2016, 2015, and 2014.

	Successor			Predecessor
	Twelve Months Ended December 31, 2016	Twelve Months Ended December 31, 2015	Period from June 30, 2014 through December 31, 2014	Six months Ended June 29, 2014
Revenues
United States, excluding All Points	$658,742	$626,283	$293,219	$269,009
All Points	18,784	19,375	9,362	10,238
Canada	130,255	133,152	70,566	73,867
Mexico	6,637	6,831	3,507	3,620
Australia	490	1,270	638	643
Total revenues	$814,908	$786,911	$377,292	$357,377
Segment Income (Loss) from Operations
United States, excluding All Points	$40,409	$32,031	$5,072	$(44,830)
All Points	1,739	1,407	655	896
Canada	932	(5,436)	3,189	4,214
Mexico	(400)	403	73	446
Australia	(1,165)	(1,007)	(748)	(114)
Total segment income (loss) from operations	$41,515	$27,398	$8,241	$(39,388)

18. Transaction, Acquisition, and Integration Expense:
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

Financial Statement Schedule:
Schedule II - VALUATION ACCOUNTS

(dollars in thousands)

Deducted From Assets in Balance Sheet
Allowance for Doubtful Accounts
Ending Balance - December 31, 2013	$703
Additions charged to cost and expense	226
Deductions due to:
Others	(302)
Ending Balance - December 31, 2014	627
Additions charged to cost and expense	117
Deductions due to:
Others	(143)
Ending Balance - December 31, 2015	601
Additions charged to cost and expense	401
Deductions due to:
Others	(95)
Ending Balance - December 31, 2016	$907
Item 9 – Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A – Controls and Procedures.
Disclosure Controls and Procedures
Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are those controls and procedures that are designed to ensure that material information relating to The Hillman Companies, Inc. required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures. Based upon that evaluation, which included the matters discussed below, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective, as of the end of the period covered by this Report (December 31, 2016). We view our internal control over financial reporting as an integral part of our disclosure controls and procedures.
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
The Company's management has evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2016, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 framework). Based on such evaluation, management concluded that internal control over financial reporting was effective as of December 31, 2016. Management's report on internal control over financial reporting is set forth above under the heading, “Report of Management on Internal Control Over Financial Reporting” in Item 8 of this annual report on Form 10-K.
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
Changes in Internal Control over Financial Reporting.
Other than the changes described above, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act of 1934, as amended, that occurred during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B – Other Information.
None.

PART III
Item 10 – Directors, Executive Officers, and Corporate Governance.
The following is a summary of the biographies for at least the last five years of Hillman's directors and officers.
Directors

Name and Age	Position and Five-year Employment History
Douglas J. Cahill (57)
Mr. Cahill has served as director since June 2014 and as Chairman since September 2014. Mr. Cahill has been a Managing Director of CCMP since July 2014 and is a member of CCMP's investment Committee and previously was an Executive Advisor of CCMP from March 2013. Mr. Cahill served as President and Chief Executive Officer of Oreck, the manufacturer of upright vacuums and cleaning products, from May 2010 until December 2012. Prior to joining Oreck, Mr. Cahill served as President and Chief Executive Officer of Doane Pet Care Company, a private label manufacturer of pet food and former CCMP portfolio company. Prior to joining Doane in 1997, Mr. Cahill spent 13 years at Olin Corporation, a diversified manufacturer of metal and chemicals, where he served in a variety of managerial and executive roles. Mr. Cahill serves as a Board Member for Junior Achievement of Middle Tennessee and at Vanderbilt University's Owen Graduate School of Management. In January 2009, Mr. Cahill was appointed as an Advisor to Mars Incorporated. Mr. Cahill serves on the board of Badger Sportswear, Jamieson Laboratories, and Shoes for Crews. Mr. Cahill serves as the Chairman of our board of directors due to his financial, investment, and extensive management experience.

Gregory J. Gluchowski, Jr. (51)
Mr. Gluchowski has served as director and as President and Chief Executive Officer since September 2015. Prior to joining Hillman, Mr. Gluchowski served as President, Hardware & Home Improvement of Spectrum Brands Holdings Inc. and a former division of Stanley Black and Decker since January 2010. Prior to 2010, Mr. Gluchowski held positions of increasing responsibility at Black & Decker in operations, supply chain, and general management roles after joining the company in 2002. Mr. Gluchowski started his career with the Wire & Cable Division of Phelps Dodge Corporation in 1988. Mr. Gluchowski presently serves on the board of Smith & Wesson. Mr. Gluchowski's qualifications to sit on our board of directors include his role as President and Chief Executive Officer of Hillman and Hillman Group.

Max W. Hillman, Jr. (70)
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

Aaron Jagdfeld (45)
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
Jonathan R. Lynch (49)
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

Kevin M. Mailender (39)
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

Joseph M. Scharfenberger, Jr. (45)
Mr. Scharfenberger has served as director since June 2015. Mr. Scharfenberger has been a Managing Director of CCMP since July 2009 and is a member of CCMP's Investment Committee. Prior to joining CCMP, Mr. Scharfenberger worked at Bear Stearns Merchant Banking. Prior to joining Bear Stearns Merchant Banking, Mr. Scharfenberger worked in the private equity division at Toronto Dominion Securities. Mr. Scharfenberger serves on the board of directors of Badger Sportswear, Jamieson Laboratories, Jetro Cash & Carry, and Shoes for Crews. Mr. Scharfenberger was selected to serve on our board of directors due to his financial, investment, and business experience.

Tyler J. Wolfram (50)
Mr. Wolfram has served as director since May 2010. Mr. Wolfram has been a Managing Partner of Oak Hill Capital Management, LLC since 2013 and previously was a Partner of Oak Hill Capital Management between 2001 and 2013. Mr. Wolfram is a member of Oak Hill Capital Management's Executive Committee and Investment Committee. Mr. Wolfram served on the board of directors of Duane Reade Holdings, Inc. from 2004 until 2010, on the board of directors of NSA International, Inc. from 2006 until 2013 and serves as a director of Dave & Buster's Entertainment, Inc.from 2010 until 2016. Mr. Wolfram was selected to serve on our board of directors due to his financial, investment, and business experience.

Philip K. Woodlief (63)
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

Richard F. Zannino (58)
Mr. Zannino has served as director since August 2014. Mr. Zannino has been a Managing Director of CCMP since July 2009 and is a member of CCMP's Investment Committee. Prior to joining CCMP, Mr. Zannino was Chief Executive Officer and a member of the board of directors of Dow Jones & Company. Mr. Zannino joined Dow Jones as Executive Vice President and Chief Financial Officer in February 2001 before his promotion to Chief Operating Officer in July 2002 and to Chief Executive Officer and Director in February 2006. Prior to joining Dow Jones, Mr. Zannino was Executive Vice President in charge of strategy, finance, M&A, technology, and a number of operating units at Liz Claiborne. Mr. Zannino joined Liz Claiborne in 1998 as Chief Financial Officer. In 1998, Mr. Zannino served as Executive Vice President and Chief Financial Officer of General Signal. From 1993 until early 1998, Mr. Zannino was at Saks Fifth Avenue, ultimately serving as Executive Vice President and Chief Financial Officer. Mr. Zannino is currently a member of the board of directors of Ollie's Bargain Outlet, Estee Lauder Companies, IAC/InterActiveCorp., Badger Sportswear, Jamieson Laboratories, Jetro Cash & Carry, and Shoes for Crews and is a trustee of Pace University. Mr. Zannino was selected to serve on our board of directors due to his financial, investment, and business experience.

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
Stock Options
Executives are also eligible to receive stock options to acquire Holdco common stock under the HMAN Group Holdings Inc. 2014 Equity Incentive Plan (the “2014 Equity Incentive Plan”). The 2014 Equity Incentive Plan is administered by the Holdco board of directors. In fiscal year 2016, the Holdco board of directors granted 4,510.000 options to members of executive management. These option grants included options subject to service-vesting (in four equal annual installments beginning on the second anniversary of the grant date), with possible acceleration upon a change of control. Since the vesting is staggered and in some cases tied directly to long-term performance, employees should not be incentivized to achieve only short-term increases in stock price.
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
The executive officers of the Company (including the executive officers of The Hillman Group, Inc. and The Hillman Group Canada ULC, wholly-owned indirect subsidiaries of the Company) are set forth below:
Executive Officers

Name and Age	Position with the Company; Five-year Employment History
Gregory J. Gluchowski (51)	President and Chief Executive Officer of The Hillman Companies, Inc. and The Hillman Group, Inc. since September 2015. See page 67 for five-year employment history.
Jeffrey S. Leonard (49)
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

Richard C. Paulin (62)	President of The Hillman Group Canada ULC since February 2013. From May 1990 to February 2013, Mr. Paulin served as President of H. Paulin & Co., Limited.
Albert M. Church (48)
Vice President, National Accounts, Sales and Service of The Hillman Group, Inc. since January 2008. From December 2004 to January 2008, Mr. Church served as Vice President of Field Services. From January 2003 to December 2004, Mr. Church served as Senior Director of Field Services. From June 2001 to January 2003, Mr. Church served as Director Field Services. From October 1995 to June 2001, Mr. Church served as a Regional Service Manager.

Todd Spangler (47)
Vice President of Custom Solutions of the Hillman Group, Inc. since May 2012. Mr. Spangler served as the Director of Site Operations for First Solar's base plant from 2007 to 2012. From 1999 to 2007, he served in a variety of operational roles of increasing responsibility at Lutron Electronics, including plant manager, customer service, and supply chain management. Mr. Spangler started his career at AMP Incorporated, (later Tyco Electronics), where he started as a product design engineer then moved on to numerous management positions.

All executive officers hold office at the pleasure of the board of directors.
Item 11 – Executive Compensation
Compensation Discussion and Analysis
This Compensation Discussion and Analysis provides an overview and analysis of our compensation programs, the compensation decisions we have made under these programs, and the factors we considered in making these decisions with respect to the compensation earned by the following individuals, who as determined under the rules of the SEC are collectively referred to herein as our named executive officers (“NEOs”) for fiscal year 2016:

•	Gregory J. Gluchowski, Jr., President and Chief Executive Officer

•	Jeffrey S. Leonard, Executive Vice President of Finance, Chief Financial Officer, and Treasurer

•	Richard C. Paulin, President, The Hillman Group Canada ULC

•	Albert M. Church, Jr., Vice President, National Accounts, Sales and Service, The Hillman Group, Inc.

•	Todd Spangler, Vice President of Custom Solutions, The Hillman Group, Inc.
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
Compensation packages in 2016 for the Company's NEOs were comprised of the following elements:

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
The key member of management involved in the compensation process is our Chief Executive Officer (“CEO”), Gregory J. Gluchowski, Jr.. Our CEO presents recommendations for each element of compensation for each NEO, other than himself, to the Compensation Committee, which in turn evaluates these goals and either approves or appropriately revises them and presents them to the Board of Directors for review and approval. On an annual basis, a comprehensive report is provided by the CEO to the Compensation Committee on all of Hillman's compensation programs.
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
Assessment of Market Data and Use of Compensation Consultants
In establishing the compensation for each NEO, the Compensation Committee considers information about the compensation practices of companies both within and outside our industry and geographic region, and considers evolving compensation trends and practices generally. The Compensation Committee periodically reviews third-party market data published by various organizations such as the Employers Resource Association of Cincinnati, the National Association of Manufacturers, and the Compensation Data Manufacturing and Distribution Survey. The Compensation Committee may review such survey data for market trends and developments, and utilize such data as one factor when making its annual compensation determinations. The Compensation Committee does not typically use market data to establish specific targets for compensation or any particular component of compensation, and does not otherwise numerically benchmark its compensation decisions. Rather, the Compensation Committee may review survey information about the type and amount of compensation paid to executives in similar positions and with similar responsibilities as reported on an aggregate basis for companies with comparable sales volume and number of employees both within and outside its industry and geographic region. The Company did not utilize a compensation consultant during fiscal years 2016, 2015, or 2014.
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

Base salaries are generally effective on January 31 of the applicable year. The rate of annual base salary for each NEO for fiscal years 2016, 2015, or 2014 are set forth below.

Name	2016 Base Salary	2015 Base Salary	2014 Base Salary
Gregory J. Gluchowski, Jr. (1)	$550,000	$550,000	$—
Jeffrey S. Leonard (2)	$417,500	$400,000	$—
Richard C. Paulin (3)	$320,346	$310,786	$355,142
Albert M. Church, Jr.	$262,650	$255,000	$255,000
Todd Spangler	$284,421	$280,218	$266,240

(1)	Mr. Gluchowski was hired effective September 8, 2015.

(2)	Mr. Leonard was hired effective March 16, 2015.

(3)
Mr. Paulin’s 2016, 2015, or 2014 base salaries were converted from Canadian dollars to U.S. dollars using the December 31 exchange rates of 1.3427, 1.3840, and 1.1601 Canadian dollars per U.S. dollar, respectively.

The increase, if any, in base salary for each NEO for a fiscal year reflects each individual's particular skills, responsibilities, experience, and prior year performance. The fiscal year 2016 base salary amounts were determined as part of the total compensation paid to each NEO and were not considered, by themselves, as fully compensating the NEOs for their service to the Company.
Annual Performance-Based Bonuses
Pursuant to their employment agreements, each NEO is eligible to receive an annual cash bonus under the terms of a performance-based bonus plan. Each employment agreement specifies an annual target and maximum bonus as a percentage of the NEO's annual base salary, which percentages may be adjusted (but not decreased below those stated in the NEO's employment agreement) for any particular year in the Company's discretion. The specific performance criteria and performance goals are established annually by our Compensation Committee in consultation with our CEO (other than with respect to himself) and approved by our Board of Directors. The performance targets are communicated to the NEOs following formal approval by the Compensation Committee and Board of Directors, which is normally around late February. The table below shows the target bonus and maximum bonuses as a percentage of base salary for each NEO for 2016. Generally, the higher the level of responsibility of the NEO within the Company, the greater the percentages of base salary applied for that individual's target and maximum bonus compensation.
2016 Target and Maximum Bonus

Name	2016 Target Bonus as Percentage of Base Salary	2016 Maximum Bonus as Percentage of Base Salary
Gregory J. Gluchowski, Jr.	100%	200%
Jeffrey S. Leonard	75%	150%
Richard C. Paulin	60%	120%
Todd Spangler	50%	100%
Albert M. Church, Jr.	45%	90%
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
The table below shows the performance criteria for fiscal year 2016 selected for each NEO and the relative weight of total target and maximum bonus assigned to each component.

2016 Performance Criteria and Relative Weight

Name	EBITDA	Free Cash Flow	Net Sales AOP
Gregory J. Gluchowski, Jr.	45%	45%	10%
Jeffrey S. Leonard	45%	45%	10%
Richard C. Paulin	45%	45%	10%
Albert M. Church, Jr.	50%	20%	30%
Todd Spangler	45%	45%	10%
For 2016, the bonus criteria for all NEOs included three company performance goals measured by 1) earnings before interest, taxes, depreciation, and amortization (“EBITDA”), as adjusted for other items included in the calculation of the fair value of the Company's common stock, 2) free cash flow ("FCF") defined as EBITDA less the change in working capital, less capital expenditures, less cash restructuring items, and 3) net sales annual operating plan ("AOP"). Net Sales AOP is based on the company wide performance, unless the NEO is specifically responsible for an account or business segment. Mr. Church is responsible for several national accounts, therefore his bonus is weighted to focus more on the net sales component and less on free cash flow. If performance targets are not met, bonus payouts are discretionary.
Long-Term Compensation Elements
All equity awards are granted under the HMAN Group Holdings Inc. 2014 Equity Incentive Plan (the “2014 Equity Incentive Plan”), pursuant to which Holdco may grant options, stock appreciation rights, restricted stock, and other stock-based awards for up to an aggregate of 45,445.418 shares of its common stock. The 2014 Equity Incentive Plan is administered by the Compensation Committee. Such committee determines the terms of each stock-based award grant under the 2014 Equity Incentive Plan, except that the exercise price of any granted options and the grant price of any granted stock appreciation rights may not be lower than the fair market value of one share of common stock of Holdco as of the date of grant.

Our 2014 Equity Incentive Plan is designed to align the interests of our stockholders and executive officers by increasing the proprietary interest of our executive officers in our growth and success to advance our interests by attracting and retaining key employees, and motivating such executives to act in our long-term best interests. We grant equity awards to promote the success and enhance the value of the Company by providing participants with an incentive for outstanding performance. Equity-based awards also provide the Company with the flexibility to motivate, attract, and retain the services of employees upon whose judgment, interest, and special effort the successful conduct of our operation is largely dependent. No shares were granted to NEOs in 2016.
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
Perquisites
All NEOs are entitled to reimbursement for the reasonable expenses of leasing or buying a car up to $700 per month ($1,050 per month for Mr. Gluchowski and $782 per month for Mr. Paulin, converted from Canadian dollars to U.S. dollars using the December 31, 2016 exchange rates of 1.3427 Canadian dollars per U.S. dollar) .
Miscellaneous
The Company does not have any equity or security ownership guidelines for executives, including the NEOs. The Company considers the accounting and tax treatment of particular forms of compensation awarded to NEOs as part of its overall review of compensation, but does not structure its compensation practices to comply with specific accounting or tax treatment.
Compensation Committee Report
The Compensation Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 for filing with the Securities and Exchange Commission.
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
Summary Compensation Table
The following table sets forth compensation that the Company's principal executive officer, principal financial officer, and each of the next three highest paid executive officers of the Company, or the NEOs, earned during the years ended December 31, 2016, December 31, 2015, and December 31, 2014 in each executive capacity in which each NEO served. Mr. Gluchowski served as both an officer and director (upon his election to the Board of Directors effective September 8, 2015) but did not receive any compensation with respect to his role as a director.

Name and Principal Position	Year	Salary(1)	Bonus(2)	Restricted Stock Awards (3)	Option Awards(4)	Non-Equity Incentive Plan Compensation(5)	Nonqualified Deferred Compensation Earnings(6)	All Other Compensa-tion(7)	Total
Gregory J. Gluchowski, Jr. (8) President and CEO, The Hillman Companies, Inc.	2016	$550,000	$—	$—	$—	$—	$—	$304,862	$854,862
	2015	167,115	550,000	1,500,000	1,529,271	—	—	3,829	3,750,215
	2014	—	—	—	—	—	—	—	—
Jeffrey S. Leonard (9) Executive Vice President of Finance, CFO, and Treasurer, The Hillman Companies, Inc.	2016	412,789	125,000	—	—	—	—	14,020	551,809
	2015	315,385	—	100,000	724,793	—	—	57,013	1,197,191
	2014	—	—	—	—	—	—	—	—
Richard C. Paulin (10) President, The Hillman Group Canada ULC	2016	325,619	100,000	—	—	—	—	23,429	449,048
	2015	336,688	—	—	—	—	—	24,306	360,994
	2014	355,142	—	—	615,596	1,087,399	—	46,861	2,104,998
Albert M. Church, Jr. Vice President, National Accounts, Sales and Service, The Hillman Group, Inc.	2016	258,531	180,000	—	—	—	—	13,557	452,088
	2015	264,943	120,000	—	—	—	—	15,935	400,878
	2014	253,615	—	—	615,596	—	—	14,243	883,454
Todd Spangler Vice President of Custom Solutions, The Hillman Group, Inc.	2016	286,361	100,000	—	—	—	—	10,817	397,178
	2015	289,114	20,000	—	—	—	—	13,176	322,290
	2014	265,058	80,111		492,477	—	—	11,456	849,102

(1)
Represents base salary paid including any deferral of salary into the Defined Contribution Plan and the Deferred Compensation Plan. Base salary adjustments are generally effective January 31 of each fiscal year.

(2)
Mr. Gluchowski earned a signing bonus of $550,000 effective on December 31, 2015 but such amount was not paid until January 15, 2016. Mr. Church received a retention bonus payment of $120,000 in 2015. The other bonus payouts were discretionary based on the outstanding service of the executives in the period.

(3)
Represents the fair value of restricted stock shares granted by the Company and calculated in accordance with FASB ASC Topic 718. See Note 14, Stock-Based Compensation, to the accompanying consolidated financial statements for details.

(4)
The amount included in the “Option Awards” column represents the grant date fair value of options calculated in accordance with FASB ASC Topic 718. See Note 10 - Stock Based Compensation, to the accompanying consolidated financial statements for details.

(5)	Represents earned bonus for services rendered in each year based on achievement of performance goals under the performance-based bonus arrangements.

(6)	There were no above market earnings in the Deferred Compensation Plan for the NEOs.

(7)
All other compensation consists of matching contributions to the Defined Contribution Plan and the Deferred Compensation Plan, as shown in the chart below. In addition, this includes the car allowance for each NEO, reimbursements of expenses in connection with the Company's annual awards program retreat (for Mr. Church), and reimbursement of relocation expenses (for Mr. Leonard and Mr. Gluchowski).

NEO	Matching Contribution to Hillman Retirement Savings and 401(k) Plan	Matching Contribution to Non- Qualified Deferred Compensation Plan
Gregory J. Gluchowski, Jr.	$8,872	$2,500
Jeffrey S. Leonard	6,464	2,064
Richard C. Paulin	—	—
Albert M. Church, Jr.	6,518	2,500
Todd Spangler	6,314	2,500

(8)	Mr. Gluchowski was hired effective September 8, 2015.

(9)	Mr. Leonard was hired as Executive Vice President of Finance effective March 16, 2015 and became Chief Financial Officer and Treasurer effective April 1, 2015.

(10)
Mr. Paulin’s 2016, 2015, or 2014 compensation amounts were converted from Canadian dollars to U.S. dollars using the December 31 exchange rates of 1.3427, 1.3840, and 1.1601 Canadian dollars per U.S. dollar, respectively.

Outstanding Equity Awards at 2016 Fiscal Year-End
The following table sets forth the number of unexercised options and unvested shares of restricted stock held by the NEOs at December 31, 2016.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Option (#)	Option Exercise Price ($)	Option Expiration Date	Number of shares of restricted Common Stock that have not vested	Market value of shares of restricted Common Stock that have not vested
Gregory J. Gluchowski, Jr.	—	4,217.5000	4,217.5000	1,000	9/28/2025	750	$645,750
Jeffrey S. Leonard	—	1,430.5000	1,430.5000	1,000	3/16/2025	—	—
	—	569.5000	569.5000	1,000	8/13/2025	—	—
Richard C. Paulin	412.6994	1,238.0981	1,650.7975	1,000	7/1/2024	—	—
Albert M. Church, Jr.	412.6994	1,238.0981	1,650.7975	1,000	7/1/2024	—	—
Todd Spangler	330.1594	990.4781	1,320.6375	1,000	7/1/2024	—	—
All stock options reported in the table above are options to acquire Holdco common stock granted under the 2014 Equity Incentive Plan in 2015 or 2014. Pursuant to each NEO's stock option award agreement, these options were divided into two equal vesting tranches.
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
Option Exercises and Stock Vested During Fiscal Year 2016
No NEO exercised any stock options during the year ended December 31, 2016. Mr. Gluchowski and Mr. Leonard were granted shares of restricted stock in 2015, in 2016 750 and 100 shares vested, respectively. Mr. Gluchowski has 750 shares outstanding that are expected to vest in 2017. There were no other stock-based awards outstanding or eligible for vesting during fiscal year 2016.
Nonqualified Deferred Compensation for Fiscal Year 2016
The following table sets forth activity in the Deferred Compensation Plan for the NEOs for the year ended December 31, 2016:

Name	Executive Contributions(1)	Company Matching Contributions(2)	Aggregate Earnings(3)	Aggregate Withdrawal/ Distributions	Aggregate Balance at 12/31/16(4)
Gregory J. Gluchowski, Jr.	$11,000	$2,500	$622	$—	$13,598
Jeffrey S. Leonard	8,256	2,064	756	—	10,488
Richard C. Paulin	—	—	—	—	—
Albert M. Church, Jr.	12,927	2,500	6,674	—	77,922
Todd Spangler	6,314	2,500	7,958	—	106,095

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

All executives (other than Mr. Paulin) and certain senior managers are eligible to participate in the Deferred Compensation Plan. The Deferred Compensation Plan allows eligible employees to defer up to 25% of salary and commissions and up to 100% of bonuses. A separate account is maintained for each participant in the Deferred Compensation Plan, reflecting hypothetical contributions, earnings, expenses, and gains or losses. The plan is “unfunded” for tax purposes – those are notional accounts and not held in trust. The Company contributes a matching contribution of 25% on the first $10,000 of salary and bonus deferrals. A participant vests in the Company matching contributions 20% each year, over five years. Participants in the Deferred Compensation Plan can choose to invest amounts deferred and the matching company contributions in a variety of mutual fund investments, consisting of bonds, stocks, and short-term investments as well as blended funds. The account balances are thus subject to investment returns and will change over time depending on market performance. A participant is entitled to receive his or her account balance upon termination of employment or the date or dates selected by the participant on his or her enrollment forms. If a participant dies or experiences a total and permanent disability before terminating employment and before commencement of payments, the entire value of the participant's account shall be paid at the time selected by the participant in his or her enrollment forms.
The available investment choices are the same as the primary investment choices available under the Defined Contribution Plan, which are as follows (with 2016 annual rates of return indicated for each):

Aberdeen Emerging Markets Institutional (11.96%)	Fidelity Spartan US Bond Index Advantage Fund (2.5%)	Vanguard Target Retirement 2015 Fund (6.16%)
American Beacon Large Cap Value Fund Investor Class (15.60%)	Goldman Sachs International Small Cap Insights A Fund (1.9%)	Vanguard Target Retirement 2020 Fund (6.95%)
Baron Small Cap Retail Fund (9.94%)	Loomis Sayles Core Plus Bond Y Fund (7.49%)	Vanguard Target Retirement 2025 Fund (7.48%)
Columbia Small Cap Index Z Fund (26.24%)	Morley Stable Value Fund (0%)	Vanguard Target Retirement 2030 Fund (7.85%)
Dreyfus MidCap Index Fund (20.23%)	Perkins Small Cap Value Fund Class T (26.32%)	Vanguard Target Retirement 2035 Fund (8.26%)
Fidelity Contrafund (3.37%)	PIMCO Real Return Institutional Fund (5.04%)	Vanguard Target Retirement 2040 Fund (8.73%)
Fidelity International Discovery Fund (-5.76%)	PIMCO All Asset Institutional Fund (13.34%)	Vanguard Target Retirement 2045 Fund (8.87%)
Fidelity Small Cap Growth Fund (10.97%)	T. Rowe Price Dividend Growth Fund (11.62%)	Vanguard Target Retirement 2050 Fund (8.85%)
Fidelity International Index Premium Fund (1.30%)	T. Rowe Price Mid-Cap Growth Advantage (6.03%)	Vanguard Target Retirement 2055 Fund (8.88%)
Fidelity Spartan 500 Index Institutional Fund (11.93%)	T. Rowe Price Real Estate Fund (6.03%)	Vanguard Target Retirement Income Fund (5.25%)
Potential Payments Upon Termination or Change in Control
Severance Payments and Benefits under Employment Agreements
The Company has an employment agreement in effect with Messrs. Gluchowski, Leonard, Church, Paulin, and Spangler. The employment agreements with Messrs. Church, Paulin, and Spangler automatically renew for successive one-year terms unless either the Company or the executive provides notice of non-renewal. For Mr. Church, the non-renewal notice must be provided by either party at least 60 days in advance. The employment agreement with each NEO provides for specified payments and benefits in connection with a termination of employment.
No severance payments or benefits are payable in the event of a termination for cause or resignation without good reason (each as defined below). For Mr. Leonard, in the event of termination by reason of termination by the Company without cause or resignation by the executive with good reason, and for Messrs. Church and Spangler, in the event of termination by reason of executive's death, disability, or due to non-renewal by the executive, the executive would be entitled to a prorated portion of his annual bonus, if any, for the year in which termination occurs, based on actual performance results for the full year and payable when bonuses are paid to other senior executives. Additional severance payments and benefits for each NEO are described below.
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
Richard C. Paulin
In the event of termination by the Company without cause, resignation with good reason, or due to non-renewal by the Company within 90 days following a change in control, Mr. Paulin would be entitled to (i) base salary for a period of two years following termination plus 50% of the Termination Bonus Amount, payable when bonus payments for such year are made to other senior executives,  (ii) a prorated portion of his annual bonus for the year in which termination occurs,payable when bonus payments for such year are made to other senior executives, and (iii) continuation of health benefits coverage for 24 months, provided the executive continues to pay his share of the premiums.
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
Todd Spangler
For Mr. Spangler, in the event of termination of employment by reason of termination by the Company without cause or resignation by the executive with good reason, the executive would be entitled to (i) continued payments of base salary for a period of one years following termination, (ii) 50% of the Termination Bonus Amount, payable when bonus payments for such year are made to other senior executives, (iii) a prorated portion of his annual bonus for the year in which termination occurs, payable when bonus payments for such year are made to other senior executives, and (iv) Company-paid continuation of health benefits coverage and life and disability benefits coverage for twelve months.
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
For purposes of Mr. Paulin's employment agreement, “change in control” generally means any transaction or series of transactions pursuant to which any person(s) or a group of related persons in the aggregate acquire(s) (i) capital stock of Hillman possessing the voting power (other than voting rights accruing only in the event of a default, breach, or event of noncompliance) to elect a majority of the board of Hillman or (ii) all or substantially all of Hillman's assets determined on a consolidated basis, excluding an initial public offering and provided that such change in control constitutes a change in control for purposes of Section 409A of the Code.

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
Estimated Payments Upon Termination of Employment or Change in Control
The table below shows the severance payments and benefits that each NEO would receive upon (1) death, disability, or non-renewal by executive, (2) termination without cause, resignation with good reason, or non-renewal by the Company, (3) termination without cause, resignation with good reason, or non-renewal by the Company within 90 days of a change in control or (4) a change in control, regardless of termination. The amounts are calculated as if the date of termination (and change in control where applicable) were December 31, 2016. For purposes of the table, the cost of continuing health care, life, and disability insurance coverage is based on the current Company cost for the level of such coverage elected by the executive.

Name	Death, Disability, or non-renewal by Executive	Termination without cause, resignation with good reason, or non-renewal by the Company	Termination without cause, resignation with good reason, or non-renewal by the Company within 90 days of a change in control	Change in Control (regardless of termination)(1)
Gregory J. Gluchowski, Jr.	$23,269	$1,123,269	$1,123,269	$—
Jeffrey S. Leonard	N/A	626,250	626,250	—
Richard C. Paulin	118,435	778,915	775,794	—
Albert M. Church, Jr.	73,784	636,664	636,664	—
Todd Spangler	74,095	383,015	375,201	—

(1)
Represents the cash-out value of unvested options as of December 31, 2016, at the fair market value of the Company's common stock ($861) less the exercise price assuming that the MOI thresholds were met or exceeded. Note that, in the absence of an actual transaction, it is not possible to determine whether the thresholds would actually be met.

Director Compensation for Fiscal Year 2016
The following table sets forth compensation earned by the Company's directors who are not also employees of the Company during the year ended December 31, 2016.

Name	Fees Earned or Paid in Cash	Option Awards	Change in Pension Value and Nonqualified Deferred Compensation Earnings	Total
Douglas J. Cahill (1)	$—	$—	$—	$—
Max W. Hillman, Jr. (2)	60,000	—	—	60,000
Aaron Jagdfeld (3)	75,000	—	—	75,000
Jonathan R. Lynch (1)	—	—	—	—
Kevin Mailender (4)	—	—	—	—
Joseph M. Scharfenberger, Jr. (1)	—	—	—	—
Tyler Wolfram (4)	—	—	—	—
Philip K. Woodlief (3)	75,000	—	—	75,000
Richard F. Zannino (1)	—	—	—	—

(1)	Messrs. Cahill, Lynch, Scharfenberger, and Zannino are employed and compensated by CCMP and were not compensated for their services on the Board during the year ended December 31, 2016.

(2)	Mr. Hillman is entitled to an annual Board fee of $60,000

(3)	Messrs. Jagdfeld and Woodlief are each entitled to an annual Board fee of $60,000 and an annual Audit Committee Fee of $15,000.

(4)	Messrs. Wolfram and Mailender are employed and compensated by Oak Hill Capital Management, LLC and were not compensated for their services on the Board during the year ended December 31, 2016.
Directors do not receive any perquisites or other personal benefits from the Company.
Compensation Committee Interlocks and Insider Participation
The members of the compensation committee of the Board of the Company are Mr. Zannino and Mr. Cahill. None of these committee members were officers or employees of the Company during fiscal year 2016, were formerly Company officers or had any relationship otherwise requiring disclosure. There were no interlocks or insider participation between any member of the Board or compensation committee and any member of the Board or compensation committee of another company.

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
All of the outstanding shares of capital stock of Hillman Group are owned by Hillman Investment Company, all of whose shares are owned by The Hillman Companies, Inc. All of the outstanding shares of capital stock of The Hillman Companies, Inc. are owned by HMAN Intermediate II Holdings Corp. (“HMAN Intermediate II”). All of the outstanding shares of capital stock of HMAN Intermediate II are owned by HMAN Intermediate Holdings Corp. (“HMAN Intermediate”). All of the outstanding shares of capital stock of HMAN Intermediate are owned by HMAN Group Holdings Inc. (“Holdco”). All of the outstanding shares of capital stock of Holdco are owned by CCMP Capital Investors III, L.P., CCMP Co-Invest III A, L.P., CCMP Capital Investors III (Employee), L.P., Oak Hill Capital Partners III, L.P., Oak Hill Capital Management Partners III, L.P., OHCP III HC RO, L.P., and officers, directors, and former employees of the Company. The following table sets forth information as of the close of business on December 31, 2016 as to the share ownership of Holdco by the directors, executive officers, and holders of 5% or more of the shares of Holdco.

	Shares Beneficially Owned
Name and Address of Beneficial Owners(1)	Number	Percentage (%) (2)
CCMP Capital Investors III, L.P. (3)	316,171.2265	58.142
CCMP Co-Invest III A, L.P. (3)	101,400.0000	18.647
Oak Hill Capital Partners III, L.P. (4)	86,716.6350	15.947
Douglas J. Cahill	—	—
Albert M. Church, Jr.	800.0000	*
Gregory J. Gluchowski, Jr.(5)	1,250.0000	*
Max W. Hillman, Jr. (6)	1,000.0000	*
Aaron Jagdfeld	1,000.0000	*
Jeffrey S. Leonard	500.0000	*
Jonathan R. Lynch	—	—
Kevin M. Mailender	—	—
Richard C. Paulin	1,200.0000
Joseph M. Scharfenberger, Jr.	—	—
Todd Spangler	470.0000
Tyler J. Wolfram	—	—
Philip K. Woodlief	—	—
Richard F. Zannino	o	—
All Directors and Executive Officers as a Group (14 persons)	6,220.000	1.141
*    Less than 1%

(1)	Unless otherwise noted, the business address of each beneficial owner is c/o The Hillman Group, Inc., 10590 Hamilton Avenue, Cincinnati, Ohio 45231-1764.

(2)	Based on 545,139 shares outstanding as of December 31, 2016.

(3)
The business address of CCMP Capital Investors III, L.P., CCMP Co-Invest III A, L.P., and CCMP Capital Investors III (Employee), L.P. (collectively, the “CCMP Partnerships”) is 277 Park Avenue, 27th Floor, New York, New York 10172. CCMP Capital GP, LLC, is the general partner of CCMP Capital, LP which is the sole member of CCMP Capital Associates III GP, LLC, which is the sole general partner of CCMP Capital Associates III, L.P., which is the sole general partner of CCMP Capital Investors III, L.P. and CCMP Capital Investors III (Employee), L.P. CCMP Capital, LP is the sole member of CCMP Co-Invest III A GP, LLC, which is the sole general partner of CCMP Co-Invest III A, L.P. CCMP Capital GP, LLC exercises voting and dispositive control over the shares held by each of the CCMP Partnerships. Voting and disposition decisions at CCMP Capital GP with respect to such shares are made by a committee, the members of which are Greg Brenneman, Timothy Walsh, Christopher Behrens, Douglas Cahill, Jonathan Lynch, Joseph Scharfenberger and Richard Zannino. Each of these individuals disclaims beneficial ownership of the shares owned by the CCMP Partnerships.

(4)
The business address of Oak Hill Capital Partners III, L.P., Oak Hill Capital Management Partners III, L.P., and OHCP III HC RO, L.P. (collectively, the “Oak Hill Funds”) is 263 Tresser Blvd, 15th floor, Stamford, CT 06901. OHCP MGP III, Ltd. is the sole general partner of OHCP MGP Partners III, L.P., which is the sole general partner of OHCP GenPar III, L.P., which is the sole general partner of each of the Oak Hill Funds. OHCP MGP III, Ltd. exercises voting and dispositive control over the shares held by each of the Oak Hill Funds. Investment and voting decisions with regard to the shares of Holdco's common stock owned by the Oak Hill Funds are made by an Investment Committee of the board of directors of OHCP MGP III, Ltd. The members of the board are J. Taylor Crandall and Tyler J. Wolfram. Each of these individuals disclaims beneficial ownership of the shares owned by the Oak Hill Funds.

(5)	During the year ended December 31, 2016 Greg Gluchowski purchased 500 shares of Holdco stock.

(6)	All shares are held by the Max William Hillman 2012 Spousal GST Trust.

Item 13 – Certain Relationships and Related Transactions.
The Successor has recorded aggregate management fee charges and expenses from the Oak Hill Funds and CCMP of $550 thousand for the year ended December 31, 2016, $630 thousand for the year ended December 31, 2015, and $276 thousand for the six month period ended December 31, 2014. The Predecessor recorded aggregate management fee charges and expenses from the Oak Hill Funds of $15 thousand for the six month period ended June 29, 2014.
We recorded proceeds from the sale of Holdco stock to members of management and the Board of Directors of $500 for the year ended December 31, 2016, $400 for the year ended December 31, 2015 and $1,000 for the six months ended December 31, 2014. We recorded the purchase of Holdco stock from a former member of management of $540 for the year ended December 31, 2015.
Gregory Mann and Gabrielle Mann are employed by Hillman. Hillman leases an industrial warehouse and office facility from companies under the control of the Manns. The Company has recorded rental expense for the lease of this facility on an arm's length basis. The Successor's rental expense for the lease of this facility was $343 thousand for the year ended December 31, 2016 and $311 thousand for the year ended December 31, 2015. In the six month period ended December 31, 2014, the Successor's rental expense for the lease of this facility was $146 thousand. In the six month period ended June 29, 2014 the Predecessor's rental expense for the lease of this facility was $165 thousand.
The Company entered into three leases for five properties containing industrial warehouse, manufacturing plant, and office facilities. The owners of the properties under one lease are relatives of Richard Paulin, who is employed by The Hillman Group Canada ULC, and the owner of the properties under the other two leases is a company which is owned by Richard Paulin and certain of his relatives. The Company has recorded rental expense for the three leases on an arm's length basis. The Successor's rental expense for these facilities was $621 thousand for the year ended December 31, 2016 and $645 thousand for the year ended December 31, 2015. In the six month period ended December 31, 2014 the Successor's rental expense for these facilities was $371 thousand. In the six month period ended June 29, 2014 the Predecessor's rental expense for these facilities was $376 thousand.
The Company's Code of Business Conduct and Ethics addresses the approval of related party transactions including transactions between the Company and our officers, directors, and employees. The Company does not allow officers, directors, and employees to give preferences in business dealings based upon personal financial considerations. Officers, directors, and employees are also not permitted to own a financial interest in or hold any employment or managerial position with a competing firm or one that seeks to do or does business with the Company without prior approval of the Board of Directors of the Company. In addition, the Company's code prohibits officers, directors, and employees from receiving or giving loans, gifts, or benefits to any supplier, customer, or competitor unless specifically permitted in the Company's code. Such expenditures or gifts must be reported to, and approved by, a supervisor. Compliance review and reporting procedures for violations of the Company rules are also listed in the ethics code.
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

Item 14 – Principal Accounting Fees and Services.
Audit Fees
Audit fees consist of fees for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings. The aggregate fees of KPMG LLP for the 2016 audit were approximately $555,000 and the 2015 audit fees were approximately $596,000.
Audit Related Fees
Audit related fees are fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not under “Audit Fees.”
There were no audit related fees billed by KPMG LLP in 2016 or 2015.
Tax Fees

Tax fees consist of fees billed for professional services for tax compliance, tax advice, and tax planning. There were no tax fees billed by KPMG LLP in 2016. The aggregate fees of KPMG LLP for the 2015 tax work were $12,500.
All Other Fees
No other services were rendered by KPMG LLP for 2016 or 2015.
The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by KPMG LLP on a case-by-case basis, and any pre-approval is detailed as to the particular service or category of service and is generally subject to a specific budget. These services may include audit services, audit related services, tax services, and other related services. KPMG LLP and the Company's management are required to periodically report to the Audit Committee regarding the extent of services provided by KPMG LLP in accordance with this pre-approval policy, and the fees for the services performed to date. In accordance with its policies and procedures, the Audit Committee pre-approved 100% of the audit and non-audit services performed by KPMG LLP for the years ended December 31, 2016 and 2015.

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

2.1	Agreement and Plan of Merger, dated May 16, 2014 (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 29, 2014 - Exhibit 2.1)
3.1
Second Amended and Restated By-Laws of The Hillman Companies, Inc. (effective as of May 23, 2013). (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 30, 2013 - Exhibit 3.1)

3.2
Second Amended and Restated Certificate of Incorporation of The Hillman Companies, Inc. as of May 28, 2010. (5)  (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 4, 2010 - Exhibit 3.1)

4.1	Amended and Restated Declaration of Trust. (incorporated by reference to the Company’s Registration Statement No. 333-44733 on Form S-2 - Exhibit 4.1)
4.2	Indenture between The Hillman Companies, Inc. and the Bank of New York. (incorporated by reference to the Company’s Registration Statement No. 333-44733 on Form S-2 - Exhibit 4.2)
4.3	Preferred Securities Guarantee. (incorporated by reference to the Company’s Registration Statement No. 333-44733 on Form S-2 - Exhibit 4.3)
4.4
Rights Agreement between The Hillman Companies, Inc. and the Registrar and Transfer Company. (incorporated by reference to the Company’s Registration Statement No. 333-44733 on Form S-2 - Exhibit 10.5)

4.5	Amendment No. 1 to the Rights Agreement dated June 18, 2001. (incorporated by reference to the Company’s Annual Report on Form 10-K filed March 29, 2004 - Exhibit 4.6)

4.6	Amendment No. 2 to the Rights Agreement dated February 14, 2004. (incorporated by reference to the Company’s Annual Report on Form 10-K filed March 29, 2004 - Exhibit 4.7)
4.7
Indenture, dated as of June 30, 2014, among HMAN Finance Sub Corp., HMAN Intermediate Finance Sub Corp., as guarantor and Wells Fargo Bank, National Association, as Trustee. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2014 - Exhibit 4.1)

4.8
First Supplemental Indenture, dated as of June 30, 2014, among The Hillman Group, Inc. and certain guarantors party thereto, and Wells Fargo Bank, National Association, as Trustee. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2014 - Exhibit 4.2)

10.1
The Hillman Companies, Inc. Nonqualified Deferred Compensation Plan (amended and restated). (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 11, 2004 - Exhibit - 10.1)

10.2
First Amendment to The Hillman Companies, Inc. Nonqualified Deferred Compensation Plan. (3) (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 11, 2004 - Exhibit - 10.2)

10.3
Supply Agreement dated January 5, 2006 between The SteelWorks Corporation and The Hillman Group, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 11, 2006 - Exhibit 10.2)

10.4
Development Alliance Agreement, dated as of March 10, 2011, by and among KeyWorks-KeyExpress, LLC, The Hillman Group, Inc and the persons identified as Members on the signature pages thereto. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2011 - Exhibit - 10.5)

10.5	2014 Equity Incentive Plan. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2014 - Exhibit - 10.2)
10.6
Credit Agreement, dated as of June 30, 2014, by and among HMAN Finance Sub Corp., to be merged with and into The Hillman Group, Inc., Hillman Investment Company, HMAN Intermediate Finance Sub Corp., to be merged with and into The Hillman Companies Inc., the subsidiaries of the borrower from time to time party thereto, the financial institutions party thereto as lenders and Barclays Bank plc, as administrative agent for such lenders. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2014 - Exhibit - 10.1)

10.7	Form of 2014 Equity Incentive Plan Award Agreements. (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 4, 2014 - Exhibit10.2)
10.8
Employment Agreement between Jeffrey S. Leonard and The Hillman Group, Inc. dated March 4, 2015 (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 4, 2015 - Exhibit 10.1)

10.9
Employment Agreement between Greg Gluchowski and The Hillman Group, Inc. dated August 18, 2015 (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 18, 2015 - Exhibit 10.1)

12.1	* Computation of Ratio of Income to Fixed Charges.
21.1	* Subsidiaries. (As of December 31, 2016)
31.1	* Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
31.2	* Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
32.1	* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from the Company's Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 30, 2017, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Comprehensive Loss for the year ended December 31, 2016, the year ended December 31, 2015 and the year ended December 31, 2014, (iii) Consolidated Statements of Cash Flows for the year ended December 31, 2016, the year ended December 31, 2015 and the year ended December 31, 2014, (iv) Consolidated Statement of Stockholders' Equity for the year ended December 31, 2016, the year ended December 31, 2015 and the year ended December 31, 2014, and (v) Notes to Consolidated Financial Statements.

 * Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HILLMAN COMPANIES, INC.

Dated: 3/30/2017	By:	/s/ Jeffrey S. Leonard
Jeffrey S. Leonard
	Title:	Chief Financial Officer and Duly Authorized Officer of the Registrant
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Capacity	Date
/s/ Gregory J. Gluchowski, Jr.	Principal Executive Officer and Director	March 30, 2017
Gregory J. Gluchowski, Jr.
/s/ Jeffrey S. Leonard	Principal Financial Officer	March 30, 2017
Jeffrey S. Leonard
/s/ Nicholas P. Ruffing	Chief Accounting Officer	March 30, 2017
Nicholas P. Ruffing
/s/ Douglas J. Cahill	Chairman and Director	March 30, 2017
Douglas J. Cahill
/s/ Max W. Hillman, Jr.	Director	March 30, 2017
Max W. Hillman, Jr.
/s/ Aaron Jagdfeld	Director	March 30, 2017
Aaron Jagdfeld
/s/ Jonathan R. Lynch	Director	March 30, 2017
Jonathan R. Lynch
/s/ Kevin Mailender	Director	March 30, 2017
Kevin Mailender
/s/ Joseph M. Scharfenberger, Jr.	Director	March 30, 2017
Joseph M. Scharfenberger, Jr.
/s/ Tyler J. Wolfram	Director	March 30, 2017
Tyler J. Wolfram
/s/ Philip K. Woodlief	Director	March 30, 2017
Philip K. Woodlief
/s/ Richard F. Zannino	Director	March 30, 2017
Richard F. Zannino